Form 10-Q
period 1993-12-04
MORRISON RESTAURANTS INC/
filed 1994-01-14
CIK 68270

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM 10-Q


 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  December 4, 1993

                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

                     Commission file number   1-12454

                            MORRISON RESTAURANTS INC.
              (Exact name of registrant as specified in charter)

        DELAWARE                             63-0475239
(State of incorporation or            (I.R.S. Employer identifi-
 organization)                         cation no.)

            4721 Morrison Drive
            P.O. Box 160266
          Mobile, AL                                  36625
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (205)344-3000

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X .  No   .

                          36,022,910
(Number of shares of $0.01 par value common stock outstanding as of January 11, 1994)

This document contains 17 sequentially numbered pages including exhibits. Exhibit Index appears on page 15.


                                       Page 1 of 17

                                           INDEX
                                                           PAGE
                                                          NUMBER

PART I - FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS


            CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
              DECEMBER 4, 1993 AND JUNE 5, 1993.............. 3

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THIRTEEN AND TWENTY-SIX WEEKS
              ENDED DECEMBER 4, 1993 AND DECEMBER 5, 1992.... 4

            CONDENSED CONSOLIDATED STATEMENTS OF CASH
              FLOWS FOR THE TWENTY-SIX WEEKS ENDED
              DECEMBER 4, 1993 AND DECEMBER 5, 1992.......... 5

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL
             STATEMENTS..................................... 6-7

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS................................. 8-11

PART II - OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS............................. 12

      ITEM 2. CHANGES IN SECURITIES......................... NONE

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES............... NONE

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                 SECURITY HOLDERS............................ 12

      ITEM 5. OTHER INFORMATION............................. 12-13

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............. 13


SIGNATURES................................................. 14

    PART I - FINANCIAL INFORMATION
    ITEM 1
    FINANCIAL STATEMENTS
    CONDENSED CONSOLIDATED BALANCE SHEETS
    (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                                               DEC. 4, 1993     JUNE 5, 1993
                                                               (UNAUDITED)       (AUDITED)

    ASSETS

    CURRENT ASSETS:
      Cash and short-term investments..................           $18,250           $31,372
      Receivables - Accounts and Notes.................            43,640            37,127
      Allowance for Doubtful Accounts..................            (2,774)           (3,087)
      Inventories......................................            16,908            15,503
      Prepaid expenses and other current assets........            24,488            23,606
        Total current assets...........................           100,512           104,521

    PROPERTY, PLANT AND EQUIPMENT - at cost............           470,367           434,572
      Less accumulated depreciation and amortization...           225,436           214,242
                                                                  244,931           220,330

    OTHER INVESTMENTS..................................             8,918            12,836

    COST IN EXCESS OF NET ASSETS ACQUIRED..............            22,963            23,081

    OTHER ASSETS.......................................            44,160            37,574

          TOTAL ASSETS.................................          $421,484          $398,342


    LIABILITIES & STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
      Accounts and notes payable.......................           $37,616           $33,872
      Other current liabilities........................            77,831            68,743
          Total Current Liabilities....................           115,447           102,615

    LONG-TERM DEBT.....................................            13,025            13,085

    OTHER DEFERRED LIABILITIES.........................            67,394            63,018

    STOCKHOLDERS' EQUITY:
      Common Stock, $.01 par value
        (authorized:  50,000 shares;
         issued: 12/04/93 - 43,644 shares
         issued: 06/05/93 - 29,097 shares).............               436               291
      Capital in excess of par value...................            76,303            75,181
      Retained earnings................................           229,477           215,226
                                                                  306,216           290,698
      Less common stock held in treasury - at cost
      (7,457 shares @ 12/04/93; 4,723 shares @ 06/05/93)           80,598            71,074
                                                                  225,618           219,624

          TOTAL LIABILITIES & STOCKHOLDERS' EQUITY.....          $421,484          $398,342



    The accompanying notes are an integral part of the consolidated financial statements.





    ITEM 1
    FINANCIAL STATEMENTS
    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
    (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
    (UNAUDITED)
                                             THIRTEEN WEEKS ENDED     TWENTY-SIX WEEKS ENDED

                                           DEC.4, 1993  DEC.5, 1992  DEC.4, 1993  DEC.5, 1992

    SALES.................................    $310,360     $281,626     $592,518     $529,986

    COST AND EXPENSES:
      Cost of merchandise.................      97,730       90,116      185,747      168,725
      Payroll and related costs...........     110,977      102,531      215,180      194,842
      Other operating costs...............      51,175       45,488       98,429       87,137
      Selling, administrative and general.      18,563       15,722       35,831       29,521
      Depreciation........................       9,658        8,643       19,067       17,223
      Other Taxes.........................       2,781        2,519        5,536        4,833
      Net interest (income) expense.......         (19)         129          102          228
                                               290,865      265,148      559,892      502,509
    INCOME BEFORE INCOME TAXES AND CUMU-
      LATIVE EFFECT OF ACCOUNTING CHANGES.      19,495       16,478       32,626       27,477

    PROVISION FOR FEDERAL AND STATE
      INCOME TAXES........................       7,457        6,121       12,479       10,142
    INCOME BEFORE CUMULATIVE EFFECT OF
      ACCOUNTING CHANGES..................      12,038       10,357       20,147       17,335
    CUMULATIVE EFFECT OF ACCOUNTING
      CHANGES, NET:
      Postretirement benefits.............           0            0            0       (2,579)
     Income Taxes.........................           0            0            0        2,395

    NET INCOME............................     $12,038      $10,357      $20,147      $17,151

    EARNINGS PER COMMON AND COMMON
      EQUIVALENT SHARE
    Primary:
      Before Cumulative Effect of
        Accounting Changes................       $0.32        $0.27        $0.54        $0.46
      Cumulative Effect of Accounting Changes, net:
      Postretirement Benefits.............        0.00         0.00         0.00        (0.07)
      Income Taxes........................        0.00         0.00         0.00         0.06
      Total...............................       $0.32        $0.27        $0.54        $0.45
    Fully Diluted:
      Before Cumulative Effect of
        Accounting Changes................       $0.32        $0.27        $0.54        $0.46
      Cumulative Effect of Accounting Changes, net:
      Postretirement Benefits.............        0.00         0.00         0.00        (0.07)
      Income Taxes........................        0.00         0.00         0.00         0.06
      Total...............................       $0.32        $0.27        $0.54        $0.45

    CASH DIVIDENDS PER SHARE PAID.........     $0.0833        $0.08      $0.1633        $0.16

    WEIGHTED AVERAGE SHARES USED IN
      EARNINGS PER SHARE COMPUTATION:
      Primary.............................      37,521       38,044       37,444       37,927
      Fully Diluted.......................      37,521       38,194       37,472       38,042

    The accompanying notes are an integral part of the consolidated financial statements.

    All share data has been adjusted to give effect for the 3-for-2 split paid on
     October 29, 1993.
                                         Page 4


      ITEM 1
      FINANCIAL STATEMENTS
      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
      (DOLLARS IN THOUSANDS)
      (UNAUDITED)

                                                             FOR THE 26 WEEKS ENDED
                                                        DEC. 4, 1993      DEC. 5, 1992




      CASH FROM OPERATIONS..........................         $48,026           $45,070


      INVESTING ACTIVITIES:
      Purchases of property, plant and equipment....         (45,288)          (26,630)
      Other.........................................          (1,620)           (1,580)

      NET CASH USED BY INVESTING ACTIVITIES.........         (46,908)          (28,210)

      FINANCING ACTIVITIES:
      Stock repurchases.............................         (10,148)               (3)
      Dividends.....................................          (5,895)           (5,923)
      Other.........................................           1,803               375

      NET CASH USED BY FINANCING ACTIVITIES.........         (14,240)           (5,551)

      (DECREASE)/INCREASE IN CASH AND
         SHORT-TERM INVESTMENTS.....................         (13,122)           11,309
      Beginning cash and short-term investments.....          31,372            50,100

      Ending cash and short-term investments........         $18,250           $61,409















      The accompanying notes are an integral part of the consolidated financial statements.














ITEM 1
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the notes to the consolidated financial statements included in Morrison Restaurants Inc.'s annual report for the fiscal year ended June 5, 1993. The accompanying unaudited, condensed consolidated financial statements reflect all adjustments (which comprise only normal recurring accruals) necessary, in the opinion of management, to a fair presentation of the financial position and the results of operations and the cash flows for the interim periods presented. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year.

NOTE B - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Previously reported first and second quarter 1993 results have been restated to reflect adoption of SFAS No. 106 - "Employers' Accounting for Postretirement Benefits Other than Pensions." See
Note 3 of the notes to the consolidated financial statements included in Morrison Restaurants Inc.'s annual report to stockholders for the fiscal year ended June 5, 1993.

NOTE C - INCOME TAXES

Previously reported first and second quarter 1993 results have been restated to reflect adoption of SFAS No. 109 - "Accounting for Income Taxes." See Note 4 of the notes to the consolidated financial statements included in Morrison Restaurants Inc.'s annual report to stockholders for the fiscal year ended June 5, 1993.

ITEM 1
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. MORRISON RESTAURANTS INC.
   SUPPLEMENTAL INFORMATION
   (DOLLARS IN THOUSANDS)
                                  THIRTEEN WEEKS ENDED          TWENTY-SIX WEEKS ENDED
                                                            %                              %
                                DEC.4, 1993 DEC.5, 1992  Change DEC.4, 1993 DEC.5, 1992 Change

SALES:
 Ruby Tuesday Group.............  $110,709      $90,425     22    $217,997    $177,150     23
 Morrison's Hospitality Group...   126,315      118,120      7     229,182     209,367      9
 Morrison's Family Dining Group.    73,448       73,053      1     145,489     143,450      1
 Corporate and Other............      (112)          28               (150)         19
                                  $310,360     $281,626     10    $592,518    $529,986     12
OPERATING PROFIT:
 Ruby Tuesday Group.............    $7,981       $6,677     20     $16,932     $14,154     20
 Morrison's Hospitality Group...     9,408        8,131     16      12,686      10,856     17
 Morrison's Family Dining Group.     4,892        3,634     35       8,689       6,532     33
                                    22,281       18,442     21      38,307      31,542     21
 Corporate Expenses.............    (2,805)      (1,835)    53      (5,579)     (3,837)    45
 Net Interest Income (Expense)..        19         (129)              (102)       (228)
Income Before Income Taxes and
 Cumulative Effect of Accounting
 Accounting Changes.............    19,495       16,478     18      32,626      27,477     19
Income Taxes....................     7,457        6,121     22      12,479      10,142     23
Income before Cumulative
 Effect of Accounting Changes...    12,038       10,357     16      20,147      17,335     16
Accounting Changes, net:
Postretirement Benefits.........         0            0                  0      (2,579)
Income Taxes....................         0            0                  0       2,395
Net Income......................   $12,038      $10,357     16     $20,147     $17,151     17
Earnings per Common and
 Common Equivalent Share........
Primary:
 Before Cumulative Effect of
  Accounting Changes............     $0.32        $0.27     19       $0.54       $0.46     17
 Cumulative Effect of
  Accounting Changes, net:
  Postretirement Benefits.......      0.00         0.00               0.00       (0.07)
  Income Taxes..................      0.00         0.00               0.00        0.06
 Total..........................     $0.32        $0.27     19       $0.54       $0.45     20
Fully Diluted:
 Before Cumulative Effect of
  Accounting Changes............     $0.32        $0.27     19       $0.54       $0.46     17
 Cumulative Effect of
  Accounting Changes, net:
  Postretirement Benefits.......      0.00         0.00               0.00       (0.07)
  Income Taxes..................      0.00         0.00               0.00        0.06
 Total..........................     $0.32        $0.27     19       $0.54       $0.45     20
Common and Common Equivalent
 Shares:
  Primary.......................    37,521       38,044             37,444      37,927
  Fully Diluted.................    37,521       38,194             37,472      38,042

OPERATING PROFIT MARGINS:
 Ruby Tuesday Group.............      7.2%         7.4%               7.8%        8.0%
 Morrison's Hospitality Group...      7.4%         6.9%               5.5%        5.2%
 Morrison's Family Dining Group.      6.7%         5.0%               6.0%        4.6%


All share data has been adjusted to give effect for the 3-for-2 split paid on October 29, 1993


ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

1. FINANCIAL CONDITION

1.1 ASSETS
Total Assets at December 4, 1993 were $421.5 million, a $21.4 million increase from $400.1 million as of the end of the prior quarter, and a $23.1 million increase from $398.3 million as of the prior year end. Cash and Short-Term investments decreased $6.0 million during the quarter and $13.1 million for the year to date due to the Company's purchase of treasury stock during the first quarter ended Sept. 4, 1993 and capital expenditures in each quarter of the twenty-six week period ended December 4, 1993. Accounts and Notes Receivables increased $5.6 million during the quarter and $6.5 million for the year as a result of the seasonality of the institutional revenue for the Morrison Hospitality Group. Property, Plant and Equipment increased $18.0 million during the quarter and $24.6 million from the prior fiscal year ended June 5, 1993. The increase is due to the net result of capital expenditures of $28.2 million for the quarter and $45.3 million for the year to date, less depreciation expense of $9.7 million and $19.1 million and $.5 million and $1.6 million in retirements for the quarter and year to date. Capital expenditures consisted primarily of $21.1 and $33.1 million unit expansion in the Ruby Tuesday Group, $3.2 and $6.0 million in the Morrison Hospitality Group, and $3.5 and $5.7 million in the Morrison Family Dining Group for the quarter and year to date ended December 4, 1993. The Company anticipates that all capital expansion during the fiscal year can be financed entirely from funds generated by operations. Other Investments decreased $3.9 million for the year as a result of the sale of the Admiral Benbow Inn as discussed in section 3.3 "Disposal of Investment". Other Assets increased $6.5 million for the year to date ended December 4, 1993. This increase is a result of a $3.1 million note receivable for the sale of the Admiral Benbow Inn, a $1.8 million increase in construction allowances for Morrison's Hospitality Group, and a $1.9 increase in deferred income taxes in accordance with FAS 109.

1.2. LIABILITIES
Total Liabilities at December 4, 1993 were $195.9 million, a $10.9 million increase from $185.0 million as of the end of the prior quarter and a $17.1 million increase from $178.7 million as of the end of the fiscal year. The increase in liabilities from the prior quarter is due to the growth in the company's operations and resulting operational liabilities. There were no short-term borrowings as of December 4, 1993, September 4, 1993 or June 5, 1993, and the Company does not anticipate that there will be any short-term borrowings during the third quarter.


1.  FINANCIAL CONDITION (CONTINUED)

1.3 WORKING CAPITAL
The Company had negative working capital of $14.9 million and the current ratio was .87 at December 4, 1993, compared to positive $1.9 million working capital and 1.02 current ratio at the end of the prior year. Growth in the number of operations and the stock repurchase program have kept the Company's working capital low.

1.4 SHORT-TERM BORROWING
At December 4, 1993, the Company had lines of credit with various banks amounting to $ 65.0 million. These lines are subject to periodic review by each bank and may be canceled by the Company at any time.

1.5 LONG-TERM BORROWING
Long-term borrowing decreased slightly during the quarter due to normally scheduled payments.

1.6 CASH DIVIDENDS
Cash Dividends paid during the second quarter of fiscal year 1994 amounted to $3.0 million which is consistent with the cash dividends paid during the prior quarter. Dividends per share were $0.0833 for the second quarter.

2. RESULTS OF OPERATIONS

2.1 SALES
Total sales for the quarter increased 10.2% over the same quarter of the prior year. Total sales for the twenty-six weeks ended December 4, 1993 increased 11.8% compared to the same period in the prior year. The sales increase for the quarter over the same quarter in the prior year was the net result of a 22.4% sales increase in the Ruby Tuesday Group, a 6.9% increase in the Hospitality Group and a .5% increase in the Family Dining Group. The sales increase for the twenty-six weeks ended December 4, 1993 over the twenty-six weeks ended December 5, 1992 was the net result of sales increases of 23.1%, 9.5%, and 1.4% for the Ruby Tuesday Group, Hospitality Group and Family Dining Group, respectively.

The sales increase in the Ruby Tuesday Group is primarily the result of additional units. There is a net addition of 42 Casual Dining units when compared to the same quarter of the prior year. On December 4, 1993, the Ruby Tuesday Group was composed of 206 Ruby Tuesday, 37 L&N Seafood Grill, 22 Silver Spoon and two Sweetpea restaurants.

The sales increase in the Hospitality Group is attributable to an increase in new accounts. On December 4, 1993 the Hospitality
Group was composed of food service contract accounts in Hospitals, Education, and Business and Industry.

2. RESULTS OF OPERATIONS (CONTINUED)

2.1 SALES (CONTINUED)
The sales increase in the Family Dining Group is the net result of an increase in customers offset by the strategic closing of units. The Family Dining Group was composed of 159 units as of December 4, 1993.

2.2 COSTS AND EXPENSES
Total Costs and Expenses for the 13 and 26 weeks ended Decem-ber 4, 1993 were $290.9 and $559.9 million, respectively, a $25.7 million increase from the $265.1 million in the same quarter of the prior year and a $57.4 million increase from $502.5 million in the same twenty-six weeks of the prior year.. Costs and expenses when expressed as a percent of sales for the 13 and 26 week periods ended December 4, 1993 decreased to 93.7% and 94.5% from 94.1% and 94.8% in the same period of the prior year, respectively. This decrease is largely attributable to the success of food-cost-control programs.

2.3 PRE-TAX PROFIT
The consolidated pre-tax profit before the cumulative effect of accounting changes for the 13 and 26 weeks ended December 4, 1993 increased $3.0 million and 5.1 million, or 18.3% and 18.7%, respectively. The consolidated pre-tax profit margin before the cumulative effect of accounting changes for the 13 and 26 weeks ended December 4, 1993 was 6.3% and 5.5% compared to 5.9% and 5.2% in the prior year.

2.4 INCOME TAX EXPENSE
The effective income tax rate for the 13 and 26 weeks ended December 4, 1993 was 38.25%, as compared to 37.15% and 36.9% for the same 13 and 26 weeks of the prior year. The increase in the effective income tax rate is due to an increase in the federal income tax rate of 1%, an increase in state income taxes, and a reduction in non-taxable.

2.5 EARNINGS PER SHARE
As a result of Accounting Principles Board Opinion No. 15., we have reported both primary and fully diluted earnings per share on the income statement. APB No. 15 requires dual disclosure when there is a three percent difference between earnings per share computed using shares outstanding and earnings per share computed using shares outstanding plus common stock equivalents. This difference occurred in the first quarter of fiscal year 1994.







                                    Page 10
3. KNOWN EVENTS, UNCERTAINTIES AND TRENDS

3.1 SEASONALITY OF OPERATIONS
The operating results as well as certain current assets and liabilities of the Hospitality Group are affected by the traditional closings of educational institutions during the summer months and their subsequent reopenings at the beginning of September.

3.2 STOCK REPURCHASE PROGRAM
On March 31, 1993, the Board of Directors authorized a program to repurchase up to 1,000,000 additional shares of Morrison common stock. Shares acquired through the purchase will be held as Treasury Stock and will be used to provide stock for general corporate purposes. The program may be discontinued at any time. This program is in addition to the program announced August 25, 1989, under which Morrison is authorized to acquire additional shares of common stock for general corporate purposes and the program announced October 1, 1992, to repurchase shares for the purpose of providing sufficient shares of common stock for issuance pursuant to employee benefit plans, including the purchase of shares to offset any dilutive effect of such plans. The aggregate number of shares authorized to be repurchased under all programs, prior to the three-for-two stock split paid on October 29, 1993, has been limited to 3.2 million shares.
Funding for the repurchase programs will come from working
capital and debt.   During the 26 weeks ended December 4, 1993,
the company repurchased 336,239 shares of the Company's stock at an average purchase price of $30.18. All of these shares were repurchased prior to the 3-for-2 stock split paid October 29, 1993. Also, as of January 4, 1994, subsequent to the quarter ended December 4, 1993, Morrison Restaurants, Inc had purchased an additional 177,615 shares of treasury stock at an average purchase price of $22.15.

3.3 DISPOSAL OF INVESTMENT
The Company sold its investment in the Admiral Benbow Inn in Tampa, Florida, on August 4, 1993, for $3,607,000. Proceeds were composed of $500,000 cash and a note receivable of $3,107,000. The note carries interest of 8% for the first two years and 9% for the remaining eight years. The financial impact on the Company's 26 weeks ended December 4, 1993 were immaterial.

3.4 TIA'S AGREEMENT
On November 23, 1993, Morrison entered into an agreement to assist in the development of up to 10 Tia's Restaurants and has options to acquire the company during the next five years.






                                    Page 11
PART II - OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS
The Registrant is presently, and from time to time, subject to pending claims and suits arising in the ordinary course of its business. In the opinion of management, the ultimate resolution of these pending legal proceedings will not have a material adverse effect on the Registrant's operations or consolidated financial position.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on September 29, 1993, the stockholders of the Company elected Class I Directors to serve a three year term on the board and approved the adoption of a Grant of Performance-Based Stock Rights under the Morrison Restaurants Inc. Stock Incentive Plan. The results of the voting were as follows:


PROPOSAL 1
                                                        Authority
   Director Nominees                       For          Withheld
   E. Eugene Bishop                    20,886,792       3,153,600
   Arthur R. Outlaw                    20,886,503       3,153,889
   Benjamin F. Payton                  20,876,993       3,163,399

PROPOSAL 2
   Grant of Performance-Based
   Stock Rights under Stock
   Incentive Plan
                For        Against        Abstained     Non-Votes

            18,010,820    2,480,302         297,372     3,251,898

ITEM 5
OTHER INFORMATION

Morrison common stock began trading on the New York Stock
Exchange on October 21, 1993. The stock is now listed under the symbol "RI". Morrison stock has previously been traded through NASDAQ.

At their regular quarterly meeting on January 5, 1994, the Board of Directors announced the following items:

(a) A regular cash dividend of eight and one-third cents per share was declared, payable at the close of business on January
31, 1994, to shareholders of record as of January 14, 1994.

(b) E. Eugene Bishop will retire as an officer of the company on May 5, 1994. Mr. Bishop will remain Chairman of the Board until
May 5, 1995, and will remain on the Board of Directors thereafter.







                                    Page 12
ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibit is filed as part of this report:
    Exhibit
      No.

      11     Computation of Primary and Fully Diluted
             Earnings Per Share


(b) Their were no reports on Form 8-K filed during the quarter ended December 4, 1993.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MORRISON RESTAURANTS INC.
                                                   (Registrant)



01/14/94                            /s/ J. RUSSELL MOTHERSHED
 DATE                               J. RUSSELL MOTHERSHED
                                    Vice President, Controller
                                    and Treasurer
                                   (Vice President and Principal
                                    Accounting Officer)