Form 10-Q
period 1994-03-05
MORRISON RESTAURANTS INC/
filed 1994-04-18
CIK 68270

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM 10-Q


 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  March 5, 1994

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

                          35,412,840
(Number of shares of $0.01 par value common stock outstanding as of April 15, 1994)

This document contains 18 sequentially numbered pages including exhibits. Exhibit Index appears on page 16.


                                       Page 1 of 18

                                           INDEX
                                                           PAGE
                                                          NUMBER

PART I - FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS


            CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
              MARCH 5, 1994 AND JUNE 5, 1993................. 3

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THIRTEEN AND THIRTY-NINE WEEKS
              ENDED MARCH 5, 1994 AND MARCH 6, 1993.......... 4

            CONDENSED CONSOLIDATED STATEMENTS OF CASH
              FLOWS FOR THE THIRTY-NINE WEEKS ENDED
              MARCH 5, 1994 AND MARCH 6, 1993................ 5

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL
             STATEMENTS..................................... 6-7

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS................................. 8-12

PART II - OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS............................. 13

      ITEM 2. CHANGES IN SECURITIES......................... NONE

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES............... NONE

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                 SECURITY HOLDERS............................ NONE

      ITEM 5. OTHER INFORMATION............................. 13

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............. 14


SIGNATURES................................................. 15

    PART I - FINANCIAL INFORMATION
    ITEM 1 - FINANCIAL STATEMENTS
    MORRISON RESTAURANTS INC.
    CONDENSED CONSOLIDATED BALANCE SHEETS
    (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                              MAR. 5, 1994      JUNE 5, 1993
                                                              (UNAUDITED)        (AUDITED)

    ASSETS

    CURRENT ASSETS:
      Cash and short-term investments..................           $18,919           $31,372
      Receivables - Accounts and Notes (net)...........            37,188            34,040
      Inventories......................................            17,010            15,503
      Prepaid expenses and other current assets........            23,634            23,606
        Total current assets...........................            96,751           104,521

    PROPERTY, PLANT AND EQUIPMENT - at cost............           491,878           434,572
      Less accumulated depreciation and amortization...           233,849           214,242
                                                                  258,029           220,330

    OTHER INVESTMENTS..................................             8,450            12,836

    COST IN EXCESS OF NET ASSETS ACQUIRED..............            22,772            23,081

    OTHER ASSETS.......................................            44,912            37,574

          TOTAL ASSETS.................................          $430,914          $398,342


    LIABILITIES & STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
      Accounts and notes payable.......................           $40,930           $33,872
      Other current liabilities........................            73,263            68,743
          Total Current Liabilities....................           114,193           102,615

    LONG-TERM DEBT.....................................             9,008            13,085

    OTHER DEFERRED LIABILITIES.........................            75,795            63,018

    STOCKHOLDERS' EQUITY:
      Common Stock, $.01 par value
        (authorized:  50,000 shares;
         issued: 03/05/94 - 43,644 shares
         issued: 06/05/93 - 29,097 shares).............               436               291
      Capital in excess of par value...................            78,093            75,181
      Retained earnings................................           238,776           215,226
                                                                  317,305           290,698
      Less common stock held in treasury - at cost
      (7,562 shares @ 03/05/94; 4,723 shares @ 06/05/93)           85,387            71,074
                                                                  231,918           219,624

          TOTAL LIABILITIES & STOCKHOLDERS' EQUITY.....          $430,914          $398,342



    The accompanying notes are an integral part of the consolidated financial statements.







                                             Page 3


    ITEM 1 - FINANCIAL STATEMENTS
    MORRISON RESTAURANTS INC.
    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
    (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
    (UNAUDITED)

                                             THIRTEEN WEEKS ENDED    THIRTY-NINE WEEKS ENDED

                                           MAR.5, 1994  MAR.6, 1993  MAR.5, 1994  MAR.6, 1993

    SALES.................................    $309,951     $283,591     $902,469     $813,577

    COST AND EXPENSES:
      Cost of Merchandise.................      95,690       90,226      281,437      258,951
      Payroll and related costs...........     110,701      104,357      325,881      299,199
      Other operating costs...............      53,239       47,184      157,204      139,154
      Selling, general and administrative.      20,125       15,935       55,956       45,456
      Depreciation........................      10,141        8,908       29,208       26,131
      Interest expense net of
        interest income...................         181            2          283          230
                                               290,077      266,612      849,969      769,121
    INCOME BEFORE INCOME TAXES AND CUMU-
      LATIVE EFFECT OF ACCOUNTING CHANGES.      19,874       16,979       52,500       44,456

    PROVISION FOR FEDERAL AND STATE
      INCOME TAXES........................       7,574        6,430       20,053       16,572
    INCOME BEFORE CUMULATIVE EFFECT OF
      ACCOUNTING CHANGES..................      12,300       10,549       32,447       27,884
    CUMULATIVE EFFECT OF ACCOUNTING
      CHANGES, NET:
      Postretirement benefits.............           0            0            0       (2,579)
      Income Taxes........................           0            0            0        2,395

    NET INCOME............................     $12,300      $10,549      $32,447      $27,700

    EARNINGS PER COMMON AND COMMON
      EQUIVALENT SHARE
    Primary:
      Before Cumulative Effect of
        Accounting Changes................       $0.33        $0.28        $0.87        $0.74
      Cumulative Effect of Accounting
        Changes, net:
      Postretirement Benefits.............        0.00         0.00         0.00        (0.07)
      Income Taxes........................        0.00         0.00         0.00         0.06
      Total...............................       $0.33        $0.28        $0.87        $0.73
    Fully Diluted:
      Before Cumulative Effect of
        Accounting Changes................       $0.33        $0.28        $0.87        $0.74
      Cumulative Effect of Accounting
        Changes, net:
      Postretirement Benefits.............        0.00         0.00         0.00        (0.07)
      Income Taxes........................        0.00         0.00         0.00         0.06
      Total...............................       $0.33        $0.28        $0.87        $0.73

    CASH DIVIDENDS PER SHARE PAID.........     $0.0833        $0.08      $0.2466        $0.24

    WEIGHTED AVERAGE SHARES USED IN
      EARNINGS PER SHARE COMPUTATION:
      Primary.............................      37,556       38,308       37,481       38,054
      Fully Diluted.......................      37,585       38,308       37,510       38,130

    The accompanying notes are an integral part of the consolidated financial statements.

    All share data has been adjusted to give effect to the 3-for-2 split paid on October 29, 1993.

                                          Page 4

      ITEM 1 - FINANCIAL STATEMENTS
      MORRISON RESTAURANTS INC.
      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
      (DOLLARS IN THOUSANDS)
      (UNAUDITED)

                                                             FOR THE 39 WEEKS ENDED

                                                        MAR. 5, 1994      MAR. 6, 1993




      CASH FROM OPERATIONS..........................         $78,365           $76,313


      INVESTING ACTIVITIES:
      Purchases of property, plant and equipment....         (69,028)          (47,497)
      Other.........................................          (1,527)           (3,177)

      NET CASH USED BY INVESTING ACTIVITIES.........         (70,555)          (50,674)


      FINANCING ACTIVITIES:
      Early Retirement of Debt......................               0           (23,500)
      Stock repurchases.............................         (14,087)               (5)
      Dividends paid................................          (8,896)           (8,902)
      Other.........................................           2,720             2,391

      NET CASH USED BY FINANCING ACTIVITIES.........         (20,263)          (30,016)

      (DECREASE)/INCREASE IN CASH AND
         SHORT-TERM INVESTMENTS.....................         (12,453)           (4,377)
      Beginning cash and short-term investments.....          31,372            50,100

      Ending cash and short-term investments........         $18,919           $45,723















      The accompanying notes are an integral part of the consolidated financial statements.














                                             Page 5
ITEM 1
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE B - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Previously reported fiscal year 1993 results have been restated to reflect adoption of FAS No. 106 - "Employers' Accounting for Postretirement Benefits Other than Pensions." See Note 3 of the notes to the consolidated financial statements included in Morrison Restaurants Inc.'s annual report to stockholders for the fiscal year ended June 5, 1993.

NOTE C - INCOME TAXES

Previously reported fiscal year 1993 results have been restated to reflect adoption of FAS No. 109 - "Accounting for Income Taxes." See Note 4 of the notes to the consolidated financial statements included in Morrison Restaurants Inc.'s annual report to stockholders for the fiscal year ended June 5, 1993.

ITEM 1
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE D - MORRISON RESTAURANTS INC.
         SUPPLEMENTAL INFORMATION
         (DOLLARS IN THOUSANDS)
                                  THIRTEEN WEEKS ENDED          THIRTY-NINE WEEKS ENDED
                                                            %                              %
                                MAR.5, 1994 MAR.6, 1993  Change MAR.5, 1994 MAR.6, 1993 Change

SALES:
 Casual Dining Group............  $122,646     $100,209     22    $340,643    $277,359     23
 Contract Dining Group..........   114,495      109,171      5     343,677     318,538      8
 Family Dining Group............    72,718       74,212     (2)    218,207     217,662      0
 Corporate and Other............        92           (1)               (58)         18
                                  $309,951     $283,591      9    $902,469    $813,577     11
OPERATING PROFIT:
 Casual Dining Group............   $12,990      $10,837     20     $29,922     $24,991     20
 Contract Dining Group..........     5,327        4,633     15      18,013      15,489     16
 Family Dining Group............     4,858        4,066     19      13,547      10,598     28
                                    23,175       19,536     19      61,482      51,078     20
 Corporate Expenses.............    (3,120)      (2,555)    22      (8,699)     (6,392)    36
 Net Interest Income (Expense)..      (181)          (2)              (283)       (230)
Income Before Income Taxes and
 Cumulative Effect of
 Accounting Changes.............    19,874       16,979     17      52,500      44,456     18
Income Taxes....................     7,574        6,430     18      20,053      16,572     21
Income before Cumulative
 Effect of Accounting Changes...    12,300       10,549     17      32,447      27,884     16
Accounting Changes, net:
Postretirement Benefits.........         0            0                  0      (2,579)
Income Taxes....................         0            0                  0       2,395
Net Income......................   $12,300      $10,549     17     $32,447     $27,700     17
Earnings per Common and
 Common Equivalent Share........
Primary:
 Before Cumulative Effect of
  Accounting Changes............     $0.33        $0.28     18       $0.87       $0.74     18
 Cumulative Effect of
  Accounting Changes, net:
  Postretirement Benefits.......      0.00         0.00               0.00       (0.07)
  Income Taxes..................      0.00         0.00               0.00        0.06
 Total..........................     $0.33        $0.28     18       $0.87       $0.73     19
Fully Diluted:
 Before Cumulative Effect of
  Accounting Changes............     $0.33        $0.28     18       $0.87       $0.74     18
 Cumulative Effect of
  Accounting Changes, net:
  Postretirement Benefits.......      0.00         0.00               0.00       (0.07)
  Income Taxes..................      0.00         0.00               0.00        0.06
 Total..........................     $0.33        $0.28     18       $0.87       $0.73     19
Common and Common Equivalent
 Shares:
  Primary.......................    37,556       38,308             37,481      38,054
  Fully Diluted.................    37,585       38,308             37,510      38,130

OPERATING PROFIT MARGINS:
 Casual Dining Group............     10.6%        10.8%               8.8%        9.0%
 Contract Dining Group..........      4.7%         4.2%               5.2%        4.9%
 Family Dining Group............      6.7%         5.5%               6.2%        4.9%



All share data has been adjusted to give effect to the 3-for-2 split paid on October 29, 1993.

                                             Page 7

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

1. FINANCIAL CONDITION

1.1 ASSETS
Total Assets at March 5, 1994 were $430.9 million, a $9.4 million increase from $421.5 million as of the end of the prior quarter, and a $32.6 million increase from $398.3 million as of the prior year end. Cash and short-term investments increased $.7 million during the quarter and decreased $12.5 million for the year to date. These changes are due to the Company's repurchase of stock during the first and third quarters of the current year and capital expenditures in each quarter of the 39 week period ended March 5, 1994. Accounts and Notes Receivables decreased $3.7 million during the quarter and increased $3.1 million for the year. These fluctuations are the result of the seasonality of the institutional revenue for the Contract Dining Group and a decrease of $1.3 million of landlord construction allowances since June 5, 1993 for the Casual Dining Group. Property, Plant and Equipment increased $13.1 million during the quarter and $37.7 million from the prior fiscal year ended June 5, 1993. The increase is due to the net result of capital expenditures of $23.7 million for the quarter and $69.0 million for the year-to-date, less depreciation expense of $10.1 million and $29.2 million and $.5 million and $2.1 million in retirements for the quarter and year-to-date. Capital expenditures consisted primarily of $18.2 and $51.3 million in the Casual Dining Group, $2.1 and $8.1 million in the Contract Dining Group, and $3.1 and $8.8 million in the Family Dining Group for the quarter and year-to-date ended March 5, 1994. The Company anticipates that during the remaining quarter of this fiscal year capital expansion will be financed by funds generated by operations, and if necessary, from borrowings on the lines of credit. Other Investments decreased $.5 million and $4.4 million for the quarter and year-to-date, respectively. The $4.4 million decrease primarily results from the sale of the Admiral Benbow Inn as discussed in section 3.3 - "Disposal of Investment".
Other Assets increased $.8 million for the quarter and $7.3 million for the year-to-date ended March 5, 1994. The year-to-date increase of $7.3 million is primarily the result of a $3.1 million note receivable for the sale of the Admiral Benbow Inn, a $1.5 million increase in construction allowances for the Contract Dining Group, and a $3.0 increase in deferred income taxes in accordance with FAS 109.

1.2. LIABILITIES
Total Liabilities at March 5, 1994 were $199.0 million, a $3.1 million increase from $195.9 million as of the end of the prior quarter and a $20.3 million increase from $178.7 million as of the end of the prior fiscal year. The increase in liabilities is

                                    Page 8

1. FINANCIAL CONDITION (CONTINUED)

1.2. LIABILITIES (CONTINUED)
due to the growth in the Company's operations and resulting operational liabilities. Accounts and notes payable at March 5, 1994 were $40.9 million, a $7.1 million increase from the end of the prior fiscal year. $4.0 million of this increase is due to the reclassification of the first annual installment, due December, 1994, of Senior Promissory Notes payable to Life Insurance Company of Georgia from long-term debt. The remaining difference is the result of seasonal sales of the Contract Dining Division and growth in the Company's operations resulting in increased operational liabilities. Long-Term Debt decreased $4.1 million to $9.0 million at March 5, 1994 from the end of the prior fiscal year as a result of the reclassification of the first annual installment of the Life Insurance Company of Georgia notes payable, as discussed above. Other Deferred Liabilities increased $12.8 million to $75.8 at March 5, 1994. This increase is primarily the result of a $7.1 million increase in deferred income taxes, a $1.9 million increase in escalating minimum rents and a $3.4 million increase in liabilities for retirement and deferred compensation plans.

1.3 WORKING CAPITAL
The Company had negative working capital of $17.4 million and the current ratio was .85 at March 5, 1994, compared to positive $1.9 million working capital and 1.02 current ratio at the end of the prior year. Growth in the number of operations and the stock repurchase program have reduced the Company's working capital.

1.4 SHORT-TERM BORROWING
At March 5, 1994, the Company had lines of credit with various banks amounting to $ 65.0 million. These lines are subject to periodic review by each bank and may be canceled by the Company at any time. There were no short-term borrowings during the year-to-date ended March 5, 1994. The Company, however, anticipates that there will be short-term borrowings during the fourth quarter.

1.5 LONG-TERM BORROWING
Long-term borrowing decreased $4.0 million during the quarter and year-to-date ended March 5, 1994 as a result of the reclassification of the first annual installment, due December
1994, of Senior Promissory Notes payable to Life Insurance
Company of Georgia.

At their regularly scheduled quarterly meeting, held on March 30, 1994, the Board of Directors approved the business and financial plans proposed by management which include a substantial increase in the company's long-term debt to fund increased levels of growth and development. The Company's new financial strategy sets a target ratio of debt (including operating leases) to capital of 60%.
                                    Page 9
1.6 CASH DIVIDENDS
Cash Dividends paid during the third quarter of fiscal year 1994 amounted to $3.0 million, which is consistent with the cash dividends paid during the prior quarter. Dividends per share were $0.0833 for the third quarter.


2. RESULTS OF OPERATIONS

2.1 SALES
Total sales for the quarter increased 9.3% over the same quarter of the prior year. Total sales for the 39 weeks ended March 5, 1994 increased 10.9% compared to the same period in the prior year. The sales increase for the quarter over the same quarter in the prior year was the net result of a 22.4% sales increase in the Casual Dining Group, a 4.9% increase in the Contract Dining Group and a 2.0% decrease in the Family Dining Group. The sales increase for the 39 weeks ended March 5, 1994 over the 39 weeks ended March 6, 1993 was the net result of sales increases of 22.8%, 7.9%, and 0.3% for the Casual Dining Group, Contract Dining Group and Family Dining Group, respectively.

The sales increase in the Casual Dining Group is primarily the result of additional units. There is a net addition of 45 Casual Dining units when compared to the same quarter of the prior year. On March 5, 1994, the Casual Dining Group was composed of 216 Ruby Tuesday, 38 L&N Seafood Grill, 21 Silver Spoon, one Mozzarella and two Sweetpea restaurants.

The sales increase in the Contract Dining Group is attributable to an increase in new accounts. On March 5, 1994 the Contract
Dining Group was composed of food service contracts in hospitals, education, and business and industry accounts.

The change in sales in the Family Dining Group is the net result of a decrease in customers offset by a minimal increase in same-store check average. The Family Dining Group was composed of 164 units as of March 5, 1994.

2.2 COSTS AND EXPENSES
Total Costs and Expenses for the 13 and 39 weeks ended March 5, 1994 were $290.1 and $850.0 million, respectively, a $23.5 million increase from the $266.6 million in the same quarter of the prior year and a $80.9 million increase from $769.1 million in the same 39 weeks of the prior year. Selling, general and administrative costs increased 26.3% and 23.1% to $20.1 million and $56.0 million for the thirteen and 39 weeks ended March 5, 1994 over the same periods of the prior year. The increases in selling, general and administrative expenses is due to increased meeting, training and opening costs associated with the Company's aggressive expansion. Selling, general and administrative


                                    Page 10

2. RESULTS OF OPERATIONS (Continued)

2.2 COSTS AND EXPENSES (Continued)
expenses also increased due to the Company's plan to advertise more in the television and radio media than in the prior year. Costs and expenses when expressed as a percent of sales for the 13 and 39 week periods ended March 5, 1994 decreased to 93.6% and 94.2% from 94.0% and 94.5% in the same period of the prior year, respectively. These decreases are largely attributable to the success of food-cost-control programs.

2.3 PRE-TAX PROFIT
The consolidated pre-tax profit before the cumulative effect of accounting changes for the 13 and 39 weeks ended March 5, 1994 increased $2.9 million and $8.0 million, or 17.1% and 18.1%, respectively. The consolidated pre-tax profit margin before the cumulative effect of accounting changes for the 13 and 39 weeks ended March 5, 1994 was 6.4% and 5.8% compared to 6.0% and 5.5% in the prior year.

2.4 INCOME TAX EXPENSE
The effective income tax rate for the 13 and 39 weeks ended March 5, 1994 was 38.1% and 38.2% compared to 37.9 % and 37.3% for the same 13 and 39 weeks of the prior year. The increase in the effective income tax rate is due to an increase in the federal income tax rate of 1%, and an increase in state income taxes offset by an increase in tax credits.

2.5 EARNINGS PER SHARE
As a result of Accounting Principles Board Opinion No. 15., the Company has reported both primary and fully diluted earnings per share on the income statement. APB No. 15 requires dual disclosure whenever there is a three percent difference between shares outstanding and shares outstanding plus common stock equivalents. This difference occurred in the first quarter of fiscal year 1994.


3. KNOWN EVENTS, UNCERTAINTIES AND TRENDS

3.1 SEASONALITY OF OPERATIONS
The operating results as well as certain current assets and liabilities of the Hospitality Group are affected by the traditional closings of educational institutions during the summer months and their subsequent reopenings at the beginning of September.







                                    Page 11
3. KNOWN EVENTS, UNCERTAINTIES AND TRENDS (CONTINUED)

3.2 STOCK REPURCHASE PROGRAM
On March 31, 1993, the Board of Directors authorized a program to repurchase up to 1,000,000 additional shares of Morrison common stock. Shares acquired through the purchase will be held as Treasury Stock and will be used to provide stock for general corporate purposes. The program may be discontinued at any time. This program is in addition to the program announced August 25, 1989, under which Morrison is authorized to acquire additional shares of common stock for general corporate purposes and the program announced October 1, 1992 to repurchase shares for the purpose of providing sufficient shares of common stock for issuance pursuant to employee benefit plans, including the purchase of shares to offset any dilutive effect of such plans. Funding for the repurchase programs will come from working
capital and debt.   During the 39 weeks ended March 5, 1994, the
Company repurchased 682,109 shares of the Company's stock at an average purchase price of $20.65 per share. Also, as of April 5, 1994, subsequent to the quarter ended March 5, 1994, Morrison Restaurants Inc. had repurchased an additional 721,984 shares of stock at an average purchase price of $23.21 per share.

Subsequent to the end of the quarter ended March 5, 1994, the Board of Directors approved an increase of 2.5 million shares in the number of shares that may be repurchased under its stock repurchase programs. As of March 5, 1994, giving effect to such increase, the total number of shares available for repurchase under all of the Company's stock repurchase programs was 4.6 million shares.

3.3 DISPOSAL OF INVESTMENT
The Company sold its investment in the Admiral Benbow Inn in Tampa, Florida, on August 4, 1993 for $3,607,000. Proceeds were composed of $500,000 cash and a note receivable of $3,107,000. The note carries interest of 8% for the first two years and 9% for the remaining eight years. The financial impact on the Company's 39 weeks ended March 5, 1994 was immaterial.

3.4 TIA'S AGREEMENT
On November 23, 1993, Morrison entered into an agreement to assist in the development of up to 10 Tia's Restaurants and has options to acquire the company during the next five years. During the quarter ended March 5, 1994 Morrison loaned Tia's $450,000 at 9.75%.








                                    Page 12

PART II - OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS
The Registrant is presently, and from time to time, subject to pending claims and suits arising in the ordinary course of its business. In the opinion of management, the ultimate resolution of these pending legal proceedings will not have a material adverse effect on the Registrant's operations or consolidated financial position.

ITEM 5
OTHER INFORMATION

At their regular quarterly meeting on March 30, 1994, the Board of Directors announced the following items:

(a) A regular cash dividend of eight and one-third cents per share was declared, payable at the close of business on April 29, 1994 to shareholders of record as of April 11, 1994.

(b) Approval of management's business and financial plans for the coming four years. The financial plan includes a substantial increase in the amount of money the Company will borrow in order to fund increased levels of growth and development and sets a target ratio of debt (including operating leases) to capital of 60%. The plan also sets a policy to increase dividends paid to stockholders by five-percent annually if goals for growth in earnings are achieved, and it states that Morrison's stock will be reacquired if the Company has excess cash after its investments in new units and food service contracts. In connection with this plan, the Board of Directors authorized the repurchase of up to 2.5 million additional shares of the Company's stock.

(c) Reorganization of the current structure into two operating groups with the divisions of each group aligned under division Presidents. The two operating groups are as follows:
   -- the Ruby Tuesday Group, formerly known as the Casual
        Dining Group, composed of a Ruby Tuesday Division and a Specialty Division.
   -- the Morrison Group, composed of the Hospitality and Health
        Care Divisions, which were formerly known as the Contract Dining Group, and the Family Dining Division, formerly known as the Family Dining Group.

(d)  The appointment of Claire Lewis Arnold, Chief Executive
Officer of the Atlanta-based NCC L.P., to the Board of Directors of the Company.




                                    Page 13
PART II - OTHER INFORMATION (CONTINUED)

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibit is filed as part of this report:
    Exhibit
      No.

      11     Computation of Primary and Fully Diluted
             Earnings Per Share

(b) There were no reports on Form 8-K filed during the quarter ended March 5, 1994.







































                                    Page 14

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MORRISON RESTAURANTS INC.
                                                  (Registrant)



04/18/94                           /s/ J. RUSSELL MOTHERSHED
 DATE                              J. RUSSELL MOTHERSHED
                                   Senior Vice President, Finance
                                  (Senior Vice President and
                                   Principal Accounting Officer)