Form 10-K
period 1994-06-04
MORRISON RESTAURANTS INC/
filed 1994-09-02
CIK 68270

                                FORM 10-K

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended June 4, 1994

                                   OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from           to

                      Commission file number 1-12454

                       MORRISON RESTAURANTS INC.
         (Exact name of registrant as specified in charter)

         DELAWARE                                      63-0475239
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                  Identification No.)

4721 Morrison Drive, Mobile, Alabama                         36625
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:   (205) 344-3000


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                          Name of each exchange
    Title of each class                    on which registered

 $0.01 par value Common Stock             New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               None
                          (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  YES X   NO

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on August 5, 1994 as reported on the New York Stock Exchange, was approximately $628,717,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's common stock outstanding at August 5, 1994 was 35,306,096.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended June 4, 1994 are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive proxy statement dated August 26, 1994 are incorporated by reference into Part III.

                                  INDEX

                                 PART I


                                                         Page Number

Item 1.   Business                                           4 - 7

Item 2.   Properties                                         8 - 9

Item 3.   Legal Proceedings                                  10

Item 4.   Submission of Matters to a Vote of
          Security-Holders                                   10

          Executive Officers of the Registrant               11 - 12

                                 PART II

Item 5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters                        13

Item 6.   Selected Financial Data                            13

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations      13

Item 8.   Financial Statements and Supplementary Data        14

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure             14

                                PART III

Item 10.  Directors and Executive Officers of the
          Registrant                                         14

Item 11.  Executive Compensation                             15

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                              15

Item 13.  Certain Relationships and Related Transactions     15

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                                16 - 23

                                 PART I

Item 1.     Business.

A(a)  General Development of Business

Morrison Restaurants Inc. (hereinafter referred to as the "Registrant" or "Company"), a Delaware corporation, was founded in 1920 as a unique cafeteria concept in Mobile, Alabama. In 1928, with just eight cafeterias, Morrison Restaurants Inc. had its first and only public stock offering. The first cash dividend on the common shares was declared in 1936, and has been paid continuously for 58 years. Beginning October 21, 1993 Morrison Restaurants Inc. common stock was publicly traded on the New York Stock Exchange under the ticker symbol "RI". Prior to that, it was traded over-the-counter under the NASDAQ-NMS Symbol "MORR".

The Company has grown to a diversified restaurant company. During fiscal 1994 the Company structured its operations into two primary groups: Ruby Tuesday Group, comprised of the Ruby Tuesday Division and the Specialty Division, and Morrison Group, comprised of the Health Care Division, the Family Dining Division and the Hospitality Division. Certain of the contracts and assets of the Hospitality Division were sold by the Company on August 8, 1994, with the remaining accounts to be closed. Collectively, the Registrant operates 733 restaurant operations in 38 states and Washington, D.C. The Company at year end operated 288 Casual Dining Restaurants and 445 retail and hospital cafeterias and Fresh Cooking outlets excluding the units of the Hospitality Division.

Through a corporate planning process begun early in 1982, Morrison has reshaped its business with a series of divestitures and acquisitions which has resulted in a significant managerial realignment with a commitment to enhance its position in the restaurant industry. The Company's strategic objectives were to focus resources and capital on retail restaurants and contract food service and to become a company in the business of feeding people. Important milestones in this process are discussed below.

On April 1, 1982, the Company completed the acquisition of Ruby Tuesday, Incorporated, which allowed the Company to enter into the mid-scale casual dining market. Ruby Tuesday's interiors accented with brass and Tiffany-style lamps, coupled with its specialty selections of salads, soups, burgers, chicken and ethnic dishes, have propelled the chain into national prominence. Following the diversification strategy established by the Company's purchase of Ruby Tuesday, the Company has since developed and expanded into the casual dining market with the following concepts: the L&N Seafood Grill (first unit opened March of 1982), Mozzarella's, formerly Silver Spoon Cafes (first unit opened November
1984) and its newest test concept Sweetpea's (first unit opened June
1993). On June 27, 1994, the Company announced that it will convert 30 of the 38 L&N Seafood Grills to other Ruby Tuesday Group concepts (Ruby Tuesdays, Mozzarella's, or Sweetpea's) that have greater growth opportunities. The remaining eight L&N Seafood Grills will be sold or closed.

The Company acquired Custom Management Corporation located in Kingston, Pennsylvania in fiscal 1987, Dobbs Food Service Management in fiscal 1988 and Manask Food Services, Inc. in fiscal 1989. Combined with

Morrison Management Services, the self developed contract feeding division, this portion of the business later became known as Morrison Hospitality Group, providing food-management contracts nationwide for all types of institutions and industry. In fiscal 1994 the Company structured the contract feeding division of the business into a Health Care Division and a Hospitality Division. In accordance with the business and financial plans of the Company approved in fiscal 1994, on August 8, 1994, the Company disposed of certain education, business and industry contracts and assets (which were a part of the Morrison Group's Hospitality Division) as a part of the Company's strategy to invest in high growth businesses that have or can attain a dominant position in their respective categories.

Another divestiture was completed in fiscal 1989, when Morco Industries, a division of the Registrant distributing food products and food service equipment, was sold to PYA/Monarch, the food service distribution division of Sara Lee Corporation. This sale enabled Morrison to redirect the capital resources invested in Morco Industries into greater growth opportunities.

Fiscal 1992 was a milestone year for the Company as revenues surpassed $1 billion, establishing the Company as one of the premier restaurant companies in the nation. On September 30, 1992, with shareholder approval, management decided to formally change the name of the Company to "Morrison Restaurants Inc." The name change solidified the direction of the Registrant as a restaurant company.

Fiscal 1993 was again a record year in sales and earnings. The Specialty Restaurant Division began testing a new concept, Sweetpea's, a full service restaurant with a casual atmosphere and freshly prepared homemade foods. The Family Dining Division began investing in growth with Fresh Cooking outlets which are located in mall food-courts and serve selected items from the cafeteria menu. This division also began investing in a smaller cafeteria style family restaurant with a more limited menu than existing cafeterias.

Fiscal 1994 marked the Company's third straight year of record sales and earnings. The Company implemented a new financial strategy in fiscal 1994 that focuses on the maintenance of a targeted capital structure utilizing prudent amounts of debt to finance the Company's expansion. The Company's business strategy for the future focuses on more aggressive growth in each division while increasing prior same-store sales.


(b) Financial Information About Industry Segments

The information appearing under the caption "Group Information" of the Registrant's Annual Report to Stockholders for the fiscal year ended June 4, 1994, and Note 2 of the Notes to Consolidated Financial Statements included in the Registrant's Annual Report to Stockholders for the fiscal year ended June 4, 1994 is incorporated herein by reference.

(c)  Narrative Description of Business

Morrison Restaurants Inc. is a diversified restaurant company with operations in two primary business groups: Ruby Tuesday Group encompassing casual dining restaurants and Morrison Group encompassing retail cafeteria operations and the food contract management of health care cafeterias. Collectively, the Company operates 733 restaurant operations in 38 states and Washington, D.C.

The Registrant is not engaged in any material research activities relating to the development of new products or services or the improve-ment of existing products or services. Numerous studies are made, however, on a continuing basis, to improve menus, equipment, and methods of operations, including planning for new food service concepts.

Raw materials essential to the operation of its business are obtained from numerous sources but principally from PYA/Monarch under a cost-plus arrangement. The purchases from PYA/Monarch are in accordance with the Supply Agreement between the Company and PYA/Monarch which was entered into on July 8, 1988, in conjunction with the disposal by the Company of the Morco Industries division. If PYA/Monarch is unable to meet the Company's supply needs, other sources may be utilized. Because of the relatively short storage life of inventories, limited storage facilities at the restaurants themselves, the Registrant's requirement for freshness and the numerous sources of goods, a minimum amount of inventory is maintained at the units. Inventories are stated at the lower of cost (first in-first out) or market.

The Registrant has registered certain trademarks and service marks with the United States Patent and Trademark Office; "Morrison's" , "Ruby Tuesday", and "Mozzarella's" are three such marks. The Registrant believes that these and other related marks are of material importance to the Registrant's business. Registrations of trademarks and service marks expire from 1995 to 2014, unless renewed.

Portions of the Company's 1994 working capital were used to fund the investment in capital expenditures and to repurchase shares of the Company's common stock. Cash that is not needed in the day-to-day operation of the Company is invested in temporary investments. The terms for receivables continue to be net 30 days and inventories are maintained only at necessary levels. Payables continue to remain high due to management's program to maximize the use of its assets by taking advantage of the best terms from its vendors.

Additional information concerning the working capital of the Company is incorporated herein by reference to information under the caption "2.4 Working Capital" of the Company's 1994 Annual Report to Stockholders.

No material part of the business of the Registrant is dependent upon a single customer, or a very few customers, the loss of any one of which would have a materially adverse effect on the Registrant.

Backlog of orders is not significant in the business of the Registrant.

There is no material portion of the Registrant's business that is subject to renegotiation of profits or termination of contracts or sub-contracts at the election of the Government.

The Registrant's activities in the restaurant industry and related fields are subject to vigorous competition from numerous companies as well as individuals who are engaged in offering the same type of service and products as the Registrant.

Compliance with Federal, State and local laws, regulations, ordinances, rules and provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Registrant.

The Registrant employs approximately 33,000 full-time and part-time employees, excluding the employees of the education, business and industry accounts which were sold on August 8, 1994.



(d)  Financial Information About Foreign and Domestic Operations and
Export Sales.

All of Registrant's wholly owned operations are located within the United States. The Registrant and its subsidiaries have not engaged in material operations in foreign countries.

Item 2.  Properties.

Information regarding the locations of the Registrant's Ruby Tuesday Group and Morrison Group (retail and hospital cafeterias) operations is shown in the list below. The nature of the Health Care Division of the Morrison Group is professionally managing food and related service systems on client-owned property. Vending services on client-owned facilities complement this program. Except for 51 company-owned properties, the Ruby Tuesday Group and retail cafeteria operations are conducted in leased premises. Initial lease terms expire at various dates over the next 23 years and may provide for escalations of rents during the lease terms. Most of these leases provide for additional contingent rents based upon sales volume and contain options to renew (at adjusted rentals for some leases). Operating leases expiring in each of the next five fiscal years are: 26 in 1995; 31 in 1996; 15 in 1997; 25 in 1998; and 25 in 1999. The Registrant has a policy to remodel units as needed. Facilities and equipment are repaired and maintained to assure their adequacy, productive capacity and utilization. The administrative personnel of the Registrant are located in the executive and administrative headquarters building located in Mobile, Alabama.
The administrative headquarters has a lease term ending in 1998 and provides an option to purchase at a nominal amount at the end of the initial lease term. This building was financed through the sale of Industrial Development Revenue Bonds from the Industrial Development Board of the City of Mobile, Alabama.


Additional information concerning the properties of the Registrant and the lease obligations of the Registrant and its subsidiaries is incorporated herein by reference to Note 9 of the Notes to Consolidated Financial Statements included in the Registrant's Annual Report to Stockholders for the fiscal year ended June 4, 1994.

Item 2. Properties

Information regarding the location by state and the number of the Registrant's Ruby Tuesday and Morrison Group operations is shown below.
                Ruby                                    Ruby
               Tuesday    Morrison                     Tuesday     Morrison
   State        Group      Group          State         Group       Group

  Alabama          17          46        Minnesota         3

  Arkansas          1           1        Mississippi       4          19

  Arizona                       9        Missouri          4

  California                   26        Nebraska          2

  Colorado                      3        New Hampshire                 1

  Connecticut       6           1        New Jersey        5           2

  District of                            New Mexico                    4
  Columbia          1           3
                                         New York         14           5
  Delaware          2           1
                                         North Carolina    6          10
  Florida          49          85
                                         Ohio             11          13
  Georgia          35          42
                                         Oklahoma                      2
  Illinois          8           5
                                         Pennsylvania     13          16
  Indiana           3           3
                                         Rhode Island                  1
  Iowa              1
                                         South Carolina    4          18
  Kentucky          7          17
                                         Tennessee        24          21
  Louisiana         2           9
                                         Texas             2          24
  Maine                         5
                                         Vermont                       1
  Maryland         12          12
                                         Virginia         33          27
  Massachusetts     4           4
                                         West Virginia                 4
  Michigan         13           4
                                         Wisconsin         2           1



Item 3.  Legal Proceedings.

The Registrant is presently, and from time to time, subject to pending claims and suits arising in the ordinary course of its business. In the opinion of management, the ultimate resolution of these pending legal proceedings will not have a materially adverse effect on the Registrant's operations or consolidated financial position.



Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Registrant.


Executive officers of the Registrant are appointed by and serve at the discretion of the Registrant's Board of Directors.  Information
regarding the Registrant's executive officers as of August 8, 1994 is provided below.
                                                           Officer
Name                  Age     Position with the Company     Since


S. E. Beall, III       44     President and                  1982
                              Chief Executive Officer

R. D. McClenagan,      46     President,                     1985
                              Ruby Tuesday Division

R. L. Tatum            54     President,                     1992
                              Family Dining Division

P. G. Hunt             58     Senior Vice President,         1972
                              General Counsel and
                              Secretary

J. R. Mothershed       46     Senior Vice President,         1992
                              Finance

R. Vilord              58     Senior Vice President,         1993
                              Human Resources

A. R. Johnson          42     President, Specialty           1993
                              Division

G. Davenport           40     President, Morrison's          1994
                              Health Care Division


Mr. Beall was elected Chief Executive Officer effective June
6, 1992.  Mr. Beall served as President and Chief Operating
Officer from September of 1986.

Mr. McClenagan was appointed President of the Ruby Tuesday Division in March 1994. He served as President of the Ruby Tuesday Group from April 1990 to March 1994 and as Senior Vice President of the Specialty Restaurant Division from March 1985 to April 1990.

Mr. Tatum was appointed President of the Family Dining
Division in March 1994. Previously, he was Senior Vice
President of Morrison's Family Dining Group and was appointed
President of Morrison's Family Dining Group in March of 1993.

Mr. Hunt joined the Company in June 1968 and was named Senior
Vice President, General Counsel and Secretary in September
1985.  From December 1984, to September 1985, he served as
Vice President, General Counsel and Secretary.

Mr. Mothershed joined the Company in July 1972 and was named
Senior Vice President, Finance in March 1994.  He served as
Vice President, Controller and Treasurer from March 1989 until
March 1994.

Mr. Vilord joined the Company in April 1988 and was named
Senior Vice President of Human Resources in June 1993. He served as Vice President of Purchasing from October 1989 until June 1993.

Mr. Johnson was named President, Specialty Division in March, 1994. Prior thereto, he served as Senior Vice President, Marketing from June 1993 to March 1994 and as Vice President, Marketing of the Ruby Tuesday Group from November 1992 to June 1993. Prior to joining the Company in November, 1992, Mr. Johnson was a consultant to the Ruby Tuesday Group.

Mr. Davenport joined the Company in November 1973 and was appointed President of Morrison's Health Care Division in
November 1993. Previously, he served as Regional Vice
President of the Hospitality Group and was promoted to Senior
Vice President, Hospitality Group in February 1990.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.

Certain information required by this item is incorporated herein by reference to Note 13 of the Notes to Consolidated Financial
Statements of the Registrant's Annual Report to Stockholders for the fiscal year ended June 4, 1994.

Under various financing agreements, the Company has agreed to restrict dividend payments (other than stock dividends) and purchases of its capital stock to amounts (collectively, "Restricted Payments") based on earnings after fiscal year 1990. Specifically, the maximum amount available for Restricted Payments at any time is an amount equal to the sum of (1) $27,000,000 plus 50% (or minus 100% in the case of a deficit) of Consolidated Net Earnings for the period commencing on June 3, 1990, and terminating at the end of the last fiscal quarter preceding the date of any proposed Restricted Payment, less (2) the sum of (a) the aggregate amount of all dividends and other distributions paid or declared by the Company on any class of its stock after June 2, 1990, and (b) the excess of the aggregate amount expended by the Company, directly, or indirectly, after June 2, 1990, for the redemption, purchase or other acquisition of any shares of its stock, over the aggregate amount received by the Company after June 2, 1990, as the net cash proceeds of the sale of any shares of its stock. At June 4, 1994, the maximum amount of permissible Restricted Payments was $2,146,000.


Item 6.  Selected Financial Data.

The information contained under the caption "Summary of Operations" of the Registrant's Annual Report to Stockholders for the fiscal year ended June 4, 1994 is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

The information contained under the caption "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" of the Registrant's Annual Report to Stockholders for the fiscal year ended June 4, 1994 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

The following consolidated financial statements and the related report of the Company's independent auditors contained in the Registrant's Annual Report to Stockholders for the fiscal year ended June 4, 1994, are incorporated herein by reference:

     Consolidated Statements of Income - Fiscal years ended
     June 4, 1994, June 5, 1993 and June 6, 1992.

     Consolidated Balance Sheets - As of June 4, 1994 and June 5,
     1993.

     Consolidated Statements of Stockholders' Equity - Fiscal years ended June 4, 1994, June 5, 1993 and June 6, 1992.

     Consolidated Statements of Cash Flows - Fiscal years ended
     June 4, 1994, June 5, 1993 and June 6, 1992.

     Notes to Consolidated Financial Statements.


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

None.
                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

(a) The information regarding directors of the Registrant is incorporated herein by reference to the information set forth in the table captioned "Director and Director Nominee Information" under Proposal 1 in the definitive proxy statement of the Registrant dated August 26, 1994, relating to the Registrant's annual meeting of stockholders to be held on September 28, 1994.

(b) Pursuant to Form 10-K General Instruction G(3), the information regarding executive officers of the Registrant has been included in Part I of this Report under the caption
"Executive Officers of the Registrant".

Item 11.  Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions "Executive Compensation" and "Proposal 1 - Election of
Directors - Directors' Fees and Attendance" in the definitive proxy statement of the Registrant dated August 26, 1994 relating to the Registrant`s annual meeting of stockholders to be held on September 28, 1994.


Item 12.  Security Ownership of Certain Beneficial Owners and
           Management.

The information required by this Item 12 is incorporated herein by reference to the information set forth in the table captioned "Beneficial Ownership of Common Stock" in the definitive proxy statement of the Registrant dated August 26, 1994, relating to the Registrant's annual meeting of stockholders to be held on September 28, 1994.

Item 13.  Certain Relationships and Related Transactions.

The information required by this Item 13 is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in the definitive proxy statement of the Registrant dated August 26, 1994, relating to the Registrant's annual meeting of stockholders to be held on September 28, 1994.

                               PART IV


Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K.

(a) The following documents are incorporated by reference into or are filed as a part of this report:

     1.  Financial Statements:

            The following consolidated financial statements and the independent auditors' report thereon, included in the Registrant's Annual Report to Stockholders for the fiscal year ended June 4, 1994, a copy of which is contained in the exhibits to this report, are incorporated herein by reference:

                                                 Page Reference
                                                 in paper version
                                                 of Annual Report
                                                 to Shareholders

         Consolidated Statements of Income for
         the fiscal years ended June 4, 1994,
         June 5, 1993 and June 6, 1992.                  34

         Consolidated Balance Sheets as of
         June 4, 1994 and June 5, 1993.                  35

         Consolidated Statements of Stockholders'
         Equity for the fiscal years ended
         June 4, 1994, June 5, 1993 and
         June 6, 1992                                    36


         Consolidated Statements of Cash Flows
         for the fiscal years ended June 4, 1994,
         June 5, 1993 and June 6, 1992                   37

         Notes to Consolidated Financial Statements      38 - 47

         Report of Independent Auditors                  48


                                                        Page
                                                      Reference
                                                    in Form 10-K

     2.  Financial statement schedules:

         Report of Independent Auditors                   23

         Schedule II - Amounts Receivable from
         Related Parties and Underwriters, Promoters
         and Employees other than Related Parties         24

         Schedule V - Property and Equipment
         for the fiscal years ended June 4, 1994,
         June 5, 1993 and June 6, 1992                    25

         Schedule VI - Accumulated Depreciation,
         Depletion and Amortization of Property
         and Equipment for the fiscal years
         ended June 4, 1994, June 5, 1993 and
         June 6, 1992                                     26

         Schedule VIII - Valuation and Qualifying
         Accounts for the fiscal years ended June 4,
         1994, June 5, 1993 and June 6, 1992              27

         Schedule IX - Short-Term Borrowings for the
         fiscal years ended June 4, 1994, June 5, 1993
         and June 6, 1992                                 28

         Schedule X - Supplementary Income Statement
         Information for the fiscal years ended
         June 4, 1994, June 5, 1993 and June 6, 1992      29


         Financial statement schedules other than those shown above are omitted because they are either not required or the required information is shown in the financial statements or notes thereto.


3.  Exhibits

The following exhibits are filed as part of this report:

                        MORRISON RESTAURANTS INC. AND SUBSIDIARIES
                                     LIST OF EXHIBITS

Exhibit
Number                    Description
3(a)        Certificate of Incorporation.(1)

3(b)        Bylaws.

3(c) Certificate of Amendment of Certificate of Incorporation (Change in name of Corporation).(2)

4(a)        Reference is made to Articles IV, V, VII, and X of the
            Certificate of Incorporation and Articles II, VI, VIII, IX and
            XIII of the Bylaws incorporated by reference as Exhibits 3(a) and 3(b) hereto, respectively.

4(b)        Rights Agreement.(3)

4(c)        Certificate of Designation of Series A Junior Participating
            Preferred Stock.(2)

10(a) Executive Supplemental Pension Plan together with First Amendment made June 30, 1994.*

10(b)       Morrison Restaurants Inc. Stock Incentive Plan.*(2)

10(c)       Morrison Restaurants Inc. Stock Incentive and Deferred
            Compensation Plan for Directors.*(2)

10(d)       1993 Executive Stock Option Program.*(2)

10(e)       1993 Management Stock Option Program (July 1, 1993 - June 30,
            1996).*(2)

10(f)       Morrison Restaurants Inc. Long-Term Incentive Plan.*(4)

10(g)       Morrison Restaurants Inc. 1987 Stock Bonus and Non-Qualified
            Stock Option Plan, and Related Agreement.*(5)

10(h)       Morrison Restaurants Inc. 1993 Non-Executive Stock Incentive
            Plan.*(2)

10(i) Morrison Restaurants Inc. Deferred Compensation Plan, as restated effective January 1, 1994 together with amended and restated
            Trust Agreement (dated December 1, 1992) to the Deferred
            Compensation Plan.*

10(l)       Profit Sharing Plan.*(6)

Exhibit
Number                     Description
10(m)       Supply Agreement between Morrison Restaurants Inc. and
            PYA/Monarch, Inc.(6)

10(n) Morrison Restaurants Inc. Management Retirement Plan together with First Amendment made June 30, 1994.*

10(o)       Asset Purchase Agreement dated June 27, 1994, by and among
            Morrison Restaurants Inc. and Gardner Merchant Food Services,
            Inc. and the related exhibits to such agreement.(7)

10(p) Morrison Restaurants Inc. Salary Deferral Plan as amended and restated December 31, 1993 together with amended and restated
            Trust Agreement (effective January 1, 1994) to the Salary
            Deferral Plan.*

10(q)       Executive Group Life and Executive Accidental Death and
            Dismemberment Plan.*(8)

10(r) Form of Morrison Restaurants Inc. Change of Control Agreement entered into with S.E. Beall, III, P.G. Hunt, R.D. McClenagan,
            R.L. Tatum, J.R. Mothershed and R. Vilord.*(9)

10(s)       Non-Qualified Option Agreement between the Company and Mr. E.E.
            Bishop, dated January 30, 1987.*(9)

10(t)       Non-Qualified Option Agreement between the Company and Mr. S.E.
            Beall, III dated January 30, 1987.*(9)

10(v)       Form of Non-Qualified Stock Option Agreement for Executive
            Officers Pursuant to the Morrison Restaurants Inc. Stock
            Incentive Plan.*(2)

10(w)       Loan Agreement between Morrison Restaurants Inc. and Tias, Inc.
            dated November 19, 1993 together with notes dated November 19, 1993.

10(x)       First Amendment to Morrison Restaurants Inc. Stock Incentive
            Plan.*

10(y)       First Amendment to Morrison Restaurants Inc. Long-Term Incentive
            Plan.*

10(z)       Amendments to Morrison Restaurants Inc. 1987 Stock Bonus and Non-
            Qualified Stock Option Plan.*

10(a)(a)    Morrison Restaurants Inc. Executive Life Insurance Plan.*

10(b)(b)    Performance Stock Rights Agreement dated July 1, 1993 between the
            Company and S. E. Beall.*

Exhibit
Number                     Description
10(c)(c)    Letter agreement dated May 20, 1994 between the Company and J. B.
            Byrum relating to severance, salary continuation and commission arrangements.

10(d)(d)    Stock Purchase Agreement dated June 3, 1994 between Custom
            Management Corporation, a wholly-owned subsidiary of the Company
            ("CMC"), and J. B. Byrum relating to the sale of the Company's
            35% equity interest in Morrison-Crothall Support Services, Inc.
            together with promissory note in the principal amount of $400,000, Guarantee and Stock Pledge Agreement.

11          Statement regarding computation of per share earnings.

13 Annual Report to Shareholders for the fiscal year ended June 5, 1993 (Only portions specifically incorporated by reference in the Form 10-K are being filed herewith).

21          Subsidiaries of Registrant.

23          Consent of Independent Auditors.

27          Financial Data Schedule.

                                 MORRISON RESTAURANTS INC.

                                     EXHIBIT FOOTNOTES

Exhibit
Footnote            Description
 *          Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to Exhibit of the same number in the Registrant's Registration Statement No. 33-20585 on Form S-8.

(2) Incorporated by reference to Exhibit of the same number in the Registrant's Annual Report on Form 10-K for the fiscal year ended
            June 5, 1993.

(3)         Incorporated by reference to Exhibit 4.1 to the Registrant's
            Quarterly Report on Form 10-Q for the fiscal quarter ended
            February 28, 1987.

(4)         Incorporated by reference to Exhibit 28 of the Registrant's
            Registration Statement No. 2-97120 on Form S-8.

(5)         Incorporated by reference to Exhibit 28.1 of the Registrant's
            Registration Statement No. 33-13593 on Form S-8.

(6) Incorporated by reference to Exhibit of the same number in the Registrant's Annual Report on Form 10-K for the fiscal year ended
            May 28, 1988.

(7)         Incorporated by reference to Exhibit (2) in the Registrant's Form
            8-K dated July 27, 1994.

(8) Incorporated by reference to Exhibit of the same number in the Registrant's Annual Report on Form 10-K for the fiscal year ended
            June 3, 1989.

(9) Incorporated by reference to Exhibit of the same number in the Registrant's Annual Report on Form 10-K for the fiscal year ended
            June 2, 1990.


(b) The Registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.


(c) Exhibits filed with this report are attached hereto.


(d) The financial statement schedules listed in subsection
    (a) (2) above are attached hereto.

                              REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Morrison Restaurants Inc.

We have audited the accompanying consolidated balance sheets of Morrison Restaurants Inc. as of June 4, 1994 and June 5, 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended June 4, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Morrison Restaurants Inc. at June 4, 1994 and June 5, 1993, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended June 4, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                       /s/ Ernst & Young

Birmingham, Alabama
June 23, 1994, except for Note 12 of
Notes to Consolidated Financial Statements as to which the date is August 8, 1994.

                                                                                                  SCHEDULE II

                          MORRISON RESTAURANTS INC. AND SUBSIDIARIES


AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,PROMOTERS
AND EMPLOYEES OTHER THAN RELATED PARTIES
FOR THE FISCAL YEARS ENDED JUNE 4, 1994, JUNE 5, 1993 AND JUNE 6, 1992
(DOLLARS IN THOUSANDS)

               COLUMN A                  COLUMN B          COLUMN C             COLUMN  D                       COLUMN E
                                                                               DEDUCTIONS                BALANCE AT END OF PERIOD


                                        BALANCE AT                          (1)                            (1)
                                        BEGINNING         ADDITIONS       AMOUNTS       AMOUNTS
            NAME OF DEBTOR              OF PERIOD                        COLLECTED    WRITTEN OFF       CURRENT      NOT CURRENT

   YEAR ENDED JUNE 4, 1994:
     Joe Byrum.......................    $   0             $  400         $   0          $   0           $   0          $ 400


   YEAR ENDED JUNE 5, 1993:                N/A               N/A            N/A            N/A             N/A            N/A

   YEAR ENDED JUNE 6, 1992:                N/A               N/A            N/A            N/A             N/A            N/A






   (1)  In June 1994, the Company sold its interest in Morrison-Crothall Support Services, Inc., a 35.9% owned non-consolidated affiliate, to an officer/stockholder of the Company in exchange for a $400,000 note receivable.  The interest stated on this note accrues at a rate of 8% per annum.  A payment is due June 1995 for accrued interest.  Remaining payments of $50,000 plus accrued interest are due at the end of each fiscal quarter following June 1995 until the note is paid in full.  This note is secured by
Morrison Restaurants Inc. Common Stock owned or held under option by Mr. Byrum.




                                                                                                   SCHEDULE V

                                      MORRISON RESTAURANTS INC. AND SUBSIDIARIES


                                          PROPERTY AND EQUIPMENT
                     FOR THE FISCAL YEARS ENDED JUNE 4, 1994, JUNE 5, 1993 AND JUNE 6, 1992
                                            (DOLLARS IN THOUSANDS)

               COLUMN A                  COLUMN B          COLUMN C      COLUMN D       COLUMN E       COLUMN F
                                        BALANCE AT                                       OTHER        BALANCE AT
                                        BEGINNING         ADDITIONS                     CHANGES (2)       END
            CLASSIFICATION              OF PERIOD         AT COST (1)   RETIREMENTS   ADD (DEDUCT)     OF PERIOD

   YEAR ENDED JUNE 4, 1994:
   Land.............................      $12,005           $3,748          $  0           $ 0         $15,753
   Buildings........................       38,110           10,878           578            77          48,487
   Improvements to Leased Premises..      161,958           30,731         5,470          (106)        187,113
   Restaurant Equipment.............      158,866           29,294         7,031           (45)        181,084
   Other Equipment..................       46,763            9,724         3,965            (3)         52,519
   Construction in Progress.........       16,870            5,955             0             0          22,825
      TOTAL.........................     $434,572          $90,330       $17,044          ($77)       $507,781

   YEAR ENDED JUNE 5, 1993:
   Land.............................      $11,125           $1,264          $383           $(1)        $12,005
   Buildings........................       34,671            3,808           348           (21)         38,110
   Improvements to Leased Premises..      145,457           18,939         2,460            22         161,958
   Restaurant Equipment.............      141,111           21,503         3,747            (1)        158,866
   Other Equipment..................       40,623            8,811         2,687            16          46,763
   Construction in Progress.........        8,209            8,661             0             0          16,870
      TOTAL.........................     $381,196          $62,986       $ 9,625           $15        $434,572

   YEAR ENDED JUNE 6, 1992:
   Land.............................      $ 9,948           $1,618          $441            $0         $11,125
   Buildings........................       32,279            2,122           500           770          34,671
   Improvements to Leased Premises..      140,426           10,500         4,719          (750)        145,457
   Restaurant Equipment.............      130,602           15,767         5,258             0         141,111
   Other Equipment..................       36,635            7,703         3,715             0          40,623
   Construction in Progress.........        8,160               49             0             0           8,209
      TOTAL.........................     $358,050          $37,759       $14,633           $20        $381,196











   Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets or, for capital lease property, over the term of the lease, if shorter.  Annual rates of depreciation range from 3% to 5% for buildings and improvements to leased premises and from 8% to 34% for restaurant and other equipment.



    Notes:
    (1)  Additions of property represent the cost of new facilities and improvements to existing facilities purchased or constructed by the Company.
    (2)  Transfers among accounts and adjustment to net realizable value of closed cafeteria assets.





                                                                                                   SCHEDULE VI


                                 MORRISON RESTAURANTS INC. AND SUBSIDIARIES


               ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY AND EQUIPMENT
                        FOR THE FISCAL YEARS ENDED JUNE 4, 1994, JUNE 5, 1993, AND JUNE 6, 1992
                                               (DOLLARS IN THOUSANDS)


               COLUMN A                    COLUMN B      COLUMN C         COLUMN D      COLUMN E       COLUMN F
                                                         ADDITIONS
                                          BALANCE AT      CHARGED                         OTHER       BALANCE AT
                                          BEGINNING       TO COSTS                     CHANGES (1)        END
             DESCRIPTION                  OF PERIOD     AND EXPENSES    RETIREMENTS    ADD (DEDUCT)   OF PERIOD

   YEAR ENDED JUNE 4, 1994:
   Buildings.........................     $ 11,215         $ 1,808         $  564           $ 0         $12,459
   Improvements to Leased Premises...       74,524          12,671          4,030             0          83,165
   Restaurant Equipment..............      103,220          18,297          6,076            (3)        115,438
   Other Equipment...................       25,283           6,995          3,216             0          29,062
      TOTAL..........................     $214,242         $39,771        $13,886           $(3)       $240,124

   YEAR ENDED JUNE 5, 1993:
   Buildings.........................       $9,938          $1,413           $146           $10         $11,215
   Improvements to Leased Premises...       64,730          11,435          1,641             0          74,524
   Restaurant Equipment..............       90,152          16,249          3,185             4         103,220
   Other Equipment...................       21,204           6,352          2,261           (12)         25,283
      TOTAL..........................     $186,024         $35,449         $7,233            $2        $214,242

   YEAR ENDED JUNE 6, 1992:
   Buildings.........................      $ 8,740          $1,355           $157            $0          $9,938
   Improvements to Leased Premises...       56,288          11,133          2,691             0          64,730
   Restaurant Equipment..............       78,711          15,713          4,272             0          90,152
   Other Equipment...................       18,400           5,459          2,655             0          21,204
      TOTAL..........................     $162,139         $33,660         $9,775            $0        $186,024


























   Notes:
    (1) Transfers among accounts and adjustment to net realizable value of closed cafeteria assets








                                                                                                 SCHEDULE VIII


                                    MORRISON RESTAURANTS INC. AND SUBSIDIARIES



                                       VALUATION AND QUALIFYING ACCOUNTS
                     FOR THE FISCAL YEARS ENDED JUNE 4, 1994, JUNE 5, 1993 AND JUNE 6, 1992
                                            (DOLLARS IN THOUSANDS)





               COLUMN A                       COLUMN B             COLUMN C           COLUMN D       COLUMN E
                                                                  ADDITIONS

                                                                                         (A)
                                            BALANCE AT      CHARGED TO    CHARGED                  BALANCE AT
                                             BEGINNING       COSTS AND    TO OTHER                     END
            DESCRIPTION                      OF PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS    OF PERIOD

   YEAR ENDED JUNE 4, 1994:
   Trade receivables:
     Allowance for doubtful accounts........  $  3,087      $      4      $     0      $    469      $  2,622

   YEAR ENDED JUNE 5, 1993:
   Trade receivables:
     Allowance for doubtful accounts........  $  3,021      $    551      $     0      $    485      $  3,087

   YEAR ENDED JUNE 6, 1992:
   Trade receivables:
     Allowance for doubtful accounts........  $  2,439      $  1,815      $     0      $  1,233      $  3,021




















     Notes:
       (A)  Write-off of trade receivables determined to be uncollectible against the allowance for doubtful accounts.









                                                                                                   SCHEDULE IX


                                      MORRISON RESTAURANTS INC. AND SUBSIDIARIES


                                            SHORT-TERM BORROWINGS(1)
                    FOR THE FISCAL YEARS ENDED JUNE 4, 1994, JUNE 5, 1993 AND JUNE 6, 1992
                                            (DOLLARS IN THOUSANDS)



   COLUMN A                         COLUMN B       COLUMN C        COLUMN D        COLUMN E        COLUMN F
                                                                                     (3)             (4)
                                                    WEIGHTED      MAXIMUM AMT.    AVERAGE AMT.   WEIGHTED AVG.
  CATEGORY OF                        BALANCE        AVERAGE       OUTSTANDING     OUTSTANDING    INTEREST RATE
AGGREGATE SHORT-TERM                  AT END        INTEREST       DURING THE      DURING THE      DURING THE
   BORROWING                        OF PERIOD         RATE          PERIOD           PERIOD         PERIOD

YEAR ENDED JUNE 4, 1994:

Lines of Credit...................   $17,416         4.55%         $17,416          $1,727            4.5%

YEAR ENDED JUNE 5, 1993:

Lines of Credit (2)...............   $    0           N/A             N/A             N/A             N/A

YEAR ENDED JUNE 6, 1992:

Lines of Credit (2)...............   $    0           N/A             N/A             N/A             N/A

























Notes:
 (1)  All short-term borrowings are derived from lines of credit from various banks.
       Each line of credit is subject to review by the bank and may be canceled by the Company at any time.


 (2)  There were no short-term borrowings at any time during the periods ended
       June 5, 1993 and June 6, 1992.

 (3)  The average amount outstanding during the period was computed by dividing the total month-end outstanding principal balances by 12.  The Company first incurred short-term debt in fiscal 1994 during the 4th quarter.

 (4)  The weighted average interest rate during the period was computed by dividing the actual interest expense by the average daily balance of short-term debt for the period for which such short-term borrowings were outstanding.






                                                                  SCHEDULE X

            MORRISON RESTAURANTS INC. AND SUBSIDIARIES


                  SUPPLEMENTARY INCOME STATEMENT INFORMATION
      FOR THE FISCAL YEARS ENDED JUNE 4, 1994, JUNE 5, 1993 AND JUNE 6, 1992
                             (DOLLARS IN THOUSANDS)



                  COLUMN A                                      COLUMN B
                                                                 CHARGED
                                                                TO COSTS
                    ITEM                                    AND EXPENSES (A)

      YEAR ENDED JUNE 4, 1994:
      Maintenance and repairs..............................     $ 24,567

      YEAR ENDED JUNE 5, 1993:
      Maintenance and repairs..............................     $ 20,837

      YEAR ENDED JUNE 6, 1992:
      Maintenance and repairs..............................     $ 19,677











      Notes:
        (A) Depreciation and amortization of intangible assets, taxes other than payroll and income taxes, royalties and advertising costs are not set forth inasmuch as such items do not exceed 1% of total sales and revenues as shown in the accompanying consolidated statements of income.






                         SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 MORRISON RESTAURANTS INC.


Date 08/29/94               By:/s/ Samuel E. Beall, III
                               Samuel E. Beall, III
                               Chief Executive Officer
                               and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date 08/29/94               By:/s/ E. E. Bishop
                               E. E. Bishop
                               Chairman of the Board



Date 08/29/94              By:/s/ Samuel E. Beall, III
                              Samuel E. Beall, III
                              Chief Executive Officer
                              and Director



Date 08/29/94              By:/s/ J. Russell Mothershed
                              J. Russell Mothershed
                              Senior Vice President, Finance
                              (Principal Accounting Officer)



Date 08/29/94              By:/s/ Arthur R. Outlaw
                              Arthur R. Outlaw
                              Vice-Chairman of the Board

Date 08/29/94              By:/s/ Robert J. Theis, Sr.
                              Robert J. Theis Sr.
                              Director



Date 08/29/94              By:/s/ J. B. McKinnon
                              J. B. McKinnon
                              Director



Date 08/29/94              By:/s/ Dr. Donald Ratajczak
                              Dr. Donald Ratajczak
                              Director





Date
                              Claire L. Arnold
                              Director



Date
                              Dr. Benjamin F. Payton
                              Director



Date
                              Wallace R. Bunn
                              Director



Date
                              Dolph W. Von Arx
                              Director

                        MORRISON RESTAURANTS INC. AND SUBSIDIARIES
                                     LIST OF EXHIBITS

Exhibit
Number                    Description
3(a)        Certificate of Incorporation.(1)

3(b)        Bylaws.

3(c) Certificate of Amendment of Certificate of Incorporation (Change in name of Corporation).(2)

4(a)        Reference is made to Articles IV, V, VII, and X of the
            Certificate of Incorporation and Articles II, VI, VIII, IX and
            XIII of the Bylaws incorporated by reference as Exhibits 3(a) and 3(b) hereto, respectively.

4(b)        Rights Agreement.(3)

4(c)        Certificate of Designation of Series A Junior Participating
            Preferred Stock.(2)

10(a) Executive Supplemental Pension Plan together with First Amendment made June 30, 1994.*

10(b)       Morrison Restaurants Inc. Stock Incentive Plan.*(2)

10(c)       Morrison Restaurants Inc. Stock Incentive and Deferred
            Compensation Plan for Directors.*(2)

10(d)       1993 Executive Stock Option Program.*(2)

10(e)       1993 Management Stock Option Program (July 1, 1993 - June 30,
            1996).*(2)

10(f)       Morrison Restaurants Inc. Long-Term Incentive Plan.*(4)

10(g)       Morrison Restaurants Inc. 1987 Stock Bonus and Non-Qualified
            Stock Option Plan, and Related Agreement.*(5)

10(h)       Morrison Restaurants Inc. 1993 Non-Executive Stock Incentive
            Plan.*(2)

10(i) Morrison Restaurants Inc. Deferred Compensation Plan, as restated effective January 1, 1994 together with amended and restated
            Trust Agreement (dated December 1, 1992) to the Deferred
            Compensation Plan.*

10(l)       Profit Sharing Plan.*(6)


Exhibit
Number                     Description
10(m)       Supply Agreement between Morrison Restaurants Inc. and
            PYA/Monarch, Inc.(6)

10(n) Morrison Restaurants Inc. Management Retirement Plan together with First Amendment made June 30, 1994.*

10(o)       Asset Purchase Agreement dated June 27, 1994, by and among
            Morrison Restaurants Inc. and Gardner Merchant Food Services,
            Inc. and the related exhibits to such agreement.(7)

10(p) Morrison Restaurants Inc. Salary Deferral Plan as amended and restated December 31, 1993 together with amended and restated
            Trust Agreement (effective January 1, 1994) to the Salary
            Deferral Plan.*

10(q)       Executive Group Life and Executive Accidental Death and
            Dismemberment Plan.*(8)

10(r) Form of Morrison Restaurants Inc. Change of Control Agreement entered into with S.E. Beall, III, P.G. Hunt, R.D. McClenagan,
            R.L. Tatum, J.R. Mothershed and R. Vilord.*(9)

10(s)       Non-Qualified Option Agreement between the Company and Mr. E.E.
            Bishop, dated January 30, 1987.*(9)

10(t)       Non-Qualified Option Agreement between the Company and Mr. S.E.
            Beall, III dated January 30, 1987.*(9)

10(v)       Form of Non-Qualified Stock Option Agreement for Executive
            Officers Pursuant to the Morrison Restaurants Inc. Stock
            Incentive Plan.*(2)

10(w)       Loan Agreement between Morrison Restaurants Inc. and Tias, Inc.
            dated November 19, 1993 together with notes dated November 19, 1993.

10(x)       First Amendment to Morrison Restaurants Inc. Stock Incentive
            Plan.*

10(y)       First Amendment to Morrison Restaurants Inc. Long-Term Incentive
            Plan.*

10(z)       Amendments to Morrison Restaurants Inc. 1987 Stock Bonus and Non-
            Qualified Stock Option Plan.*

10(a)(a)    Morrison Restaurants Inc. Executive Life Insurance Plan.*

10(b)(b)    Performance Stock Rights Agreement dated July 1, 1993 between the
            Company and S. E. Beall.*


Exhibit
Number                     Description
10(c)(c)    Letter agreement dated May 20, 1994 between the Company and J. B.
            Byrum relating to severance, salary continuation and commission arrangements.

10(d)(d)    Stock Purchase Agreement dated June 3, 1994 between Custom
            Management Corporation, a wholly-owned subsidiary of the Company
            ("CMC"), and J. B. Byrum relating to the sale of the Company's
            35% equity interest in Morrison-Crothall Support Services, Inc.
            together with promissory note in the principal amount of $400,000, Guarantee and Stock Pledge Agreement.

11          Statement regarding computation of per share earnings.

13 Annual Report to Shareholders for the fiscal year ended June 5, 1993 (Only portions specifically incorporated by reference in the Form 10-K are being filed herewith).

21          Subsidiaries of Registrant.

23          Consent of Independent Auditors.

27          Financial Data Schedule.

                                 MORRISON RESTAURANTS INC.

                                     EXHIBIT FOOTNOTES

Exhibit
Footnote            Description
 *          Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to Exhibit of the same number in the Registrant's Registration Statement No. 33-20585 on Form S-8.

(2) Incorporated by reference to Exhibit of the same number in the Registrant's Annual Report on Form 10-K for the fiscal year ended
            June 5, 1993.

(3)         Incorporated by reference to Exhibit 4.1 to the Registrant's
            Quarterly Report on Form 10-Q for the fiscal quarter ended
            February 28, 1987.

(4)         Incorporated by reference to Exhibit 28 of the Registrant's
            Registration Statement No. 2-97120 on Form S-8.

(5)         Incorporated by reference to Exhibit 28.1 of the Registrant's
            Registration Statement No. 33-13593 on Form S-8.

(6) Incorporated by reference to Exhibit of the same number in the Registrant's Annual Report on Form 10-K for the fiscal year ended
            May 28, 1988.

(7)         Incorporated by reference to Exhibit (2) in the Registrant's Form
            8-K dated July 27, 1994.

(8) Incorporated by reference to Exhibit of the same number in the Registrant's Annual Report on Form 10-K for the fiscal year ended
            June 3, 1989.

(9) Incorporated by reference to Exhibit of the same number in the Registrant's Annual Report on Form 10-K for the fiscal year ended
            June 2, 1990.


