Form 10-Q
period 1994-09-03
MORRISON RESTAURANTS INC/
filed 1994-10-18
CIK 68270

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                             FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  September 3, 1994

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

                          34,987,759
(Number of shares of $0.01 par value common stock outstanding as of October 8, 1994)

This document contains 19 sequentially numbered pages including exhibits. Exhibit Index appears on page 17.

                                   INDEX
                                                           PAGE
                                                          NUMBER

PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS


          CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
            SEPTEMBER 3, 1994 AND JUNE 4, 1994............. 3

          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 3,
            1994 AND SEPTEMBER 4, 1993..................... 4

          CONDENSED CONSOLIDATED STATEMENTS OF CASH
            FLOWS FOR THE THIRTEEN WEEKS ENDED
            SEPTEMBER 3, 1994 AND SEPTEMBER 4, 1993........ 5

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL
            STATEMENTS..................................... 6-7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS................................. 8-13

PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS............................. 14

     ITEM 2. CHANGES IN SECURITIES......................... NONE

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES............... NONE

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS............................ 14

     ITEM 5. OTHER INFORMATION............................. 14

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............. 15


SIGNATURES................................................. 16









                                  Page 2

    PART I - FINANCIAL INFORMATION
    ITEM 1 - FINANCIAL STATEMENTS
    MORRISON RESTAURANTS INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED BALANCE SHEETS
    (IN THOUSANDS)



                                                             SEPT. 3, 1994      JUNE 4, 1994
                                                              (UNAUDITED)        (AUDITED)

    ASSETS

    CURRENT ASSETS:
      Cash and short-term investments..................           $38,704           $ 5,021
      Receivables - Accounts and Notes (net)...........            35,972            33,059
      Inventories......................................            13,374            16,396
      Prepaid expenses and other current assets........            33,121            25,140
        Total Current Assets...........................           121,171            79,616

    PROPERTY AND EQUIPMENT - at cost...................           510,749           507,781
      Less accumulated depreciation and amortization...           235,786           240,124
                                                                  274,963           267,657

    OTHER INVESTMENTS..................................            11,650            10,270

    COST IN EXCESS OF NET ASSETS ACQUIRED..............            15,397            22,571

    OTHER ASSETS.......................................            24,691            28,339

          TOTAL ASSETS.................................          $447,872          $408,453


    LIABILITIES & STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
      Accounts and notes payable.......................          $ 32,410           $51,922
      Other current liabilities........................           113,992            70,701
          Total Current Liabilities....................           146,402           122,623

    LONG-TERM DEBT.....................................             1,494             9,526

    OTHER DEFERRED LIABILITIES.........................            63,669            55,168

    STOCKHOLDERS' EQUITY:
      Common Stock, $.01 par value
        (authorized:  50,000 shares;
         issued: 09/03/94 - 43,644 shares
         issued: 06/04/94 - 43,644 shares).............               436               436
      Capital in excess of par value...................            77,927            77,656
      Retained earnings................................           269,882           248,044
                                                                  348,245           326,136
      Less common stock held in treasury - at cost
      (8,608 shares @ 09/03/94; 8,335 shares @ 06/04/94)          111,938           105,000
                                                                  236,307           221,136

          TOTAL LIABILITIES & STOCKHOLDERS' EQUITY.....          $447,872          $408,453



    The accompanying notes are an integral part of the consolidated financial statements.


                                    Page 3

    ITEM 1 - FINANCIAL STATEMENTS
    MORRISON RESTAURANTS INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
    (IN THOUSANDS EXCEPT PER-SHARE DATA)
    (UNAUDITED)

                                              THIRTEEN WEEKS ENDED

                                           SEPT 3, 1994  SEPT 4, 1993

    SALES.................................    $241,250      $282,158

    COST AND EXPENSES:
      Cost of merchandise.................      70,493        88,017
      Payroll and related costs...........      83,598       104,203
      Other operating costs...............      43,299        50,009
      Selling, general and administrative.      17,729        17,268
      Depreciation........................       8,656         9,409
      Interest expense net of
        interest income...................         150           121
      L&N conversion/closing costs........      19,727             -
      Net gain on sale/closure of
        B&I accounts......................     (46,782)            -
                                               196,870       269,027
    INCOME BEFORE PROVISION FOR
       INCOME TAXES.......................      44,380        13,131
    PROVISION FOR FEDERAL AND STATE
      INCOME TAXES........................      19,870         5,022
    NET INCOME............................     $24,510       $ 8,109

    EARNINGS PER COMMON AND COMMON
      EQUIVALENT SHARE:
      Primary.............................       $0.67         $0.22
      Fully Diluted.......................       $0.67         $0.22

    CASH DIVIDENDS PER SHARE PAID.........     $0.0833         $0.08

    WEIGHTED AVERAGE SHARES USED IN
      EARNINGS PER SHARE COMPUTATION:
      Primary.............................      36,558        37,368
      Fully Diluted.......................      36,674        37,423



     The accompanying notes are an integral part of the consolidated financial statements.

     Weighted average shares and all per-share data for the prior year have been restated to give effect to common stock dividends and stock splits through September 3, 1994.

                               Page 4

      ITEM 1 - FINANCIAL STATEMENTS
      MORRISON RESTAURANTS INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      (IN THOUSANDS)
      (UNAUDITED)


                                                             FOR THE 13 WEEKS ENDED

                                                        SEPT. 3, 1994     SEPT. 4, 1993



      CASH FROM OPERATIONS...........................        $ 1,902           $22,882


      INVESTING ACTIVITIES:
      Purchases of property and equipment............        (28,180)          (17,109)
      Proceeds from sale of B&I contracts and assets.        100,000                 0
      Other..........................................           (985)             (247)

      NET CASH USED BY INVESTING ACTIVITIES..........         70,835           (17,356)


      FINANCING ACTIVITIES:
      Early retirement of debt.......................        (12,000)                0
      Net change in short-term borrowings............        (17,416)                0
      Principal payments on long-term borrowings.....            (30)              (47)
      Stock repurchases..............................         (7,550)          (10,145)
      Dividends paid.................................         (2,942)           (2,886)
      Other..........................................            884               409

      NET CASH USED BY FINANCING ACTIVITIES..........        (39,054)          (12,669)

      INCREASE/(DECREASE) IN CASH AND
         SHORT-TERM INVESTMENTS......................         33,683            (7,143)
      Beginning cash and short-term investments......          5,021            31,372

      Ending cash and short-term investments.........        $38,704           $24,229
















     The accompanying notes are an integral part of the consolidated financial statements.





                                  Page 5

ITEM 1
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the notes to the consolidated financial statements included in Morrison Restaurants Inc.'s annual report for the fiscal year ended June 4, 1994. The accompanying unaudited, condensed consolidated financial statements reflect all adjustments for normal recurring accruals and also includes the accruals for the phase out of the L&N Seafood Grill concept and the remaining expenses to be incurred in connection with the sale/closing of the education, business and industry accounts. These adjustments are necessary, in the opinion of management, for a fair presentation of the financial position, the results of operations and the cash flows for the interim periods presented. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year.

NOTE B - NOTES AND MORTGAGES PAYABLE

During the quarter ended September 3, 1994, the Company retired the $12.0 million 8.8% Senior Promissory Note payable to Life Insurance Company of Georgia which was due in equal annual principal installments of $4.0 million, commencing December 31, 1994 through December 31, 1996. The note was paid with funds received from the sale of the education, business and industry contracts and assets. As a result, the restrictions on the incurring of additional indebtedness, minimum consolidated working capital and net worth requirements, as well as dividend payments and purchases of its capital stock (which were described in Note 8 of Notes to Consolidated Financial Statements of the of the Company's annual report for fiscal 1994) are no longer in effect.













                             Page 6

ITEM 1
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C- MORRISON RESTAURANTS INC. AND SUBSIDIARIES
        SUPPLEMENTAL INFORMATION
        (IN THOUSANDS EXCEPT PER-SHARE DATA)
                                       THIRTEEN WEEKS ENDED
                                                                 %
                                    SEPT 3, 1994  SEPT 4, 1993 Change
SALES:
 Ruby Tuesday Group.............       $113,240      $ 90,495     25
 Morrison Group.................        127,966       125,401      2
 Corporate and Other............             44           (38)
                                        241,250       215,858     12
 L&N*...........................              0        16,793
 B&I**..........................              0        49,507
                                       $241,250      $282,158    (14)
OPERATING PROFIT:
 Ruby Tuesday Group.............        $11,015       $ 9,213     20
 Morrison Group.................          9,384         7,915     19
                                         20,399        17,128     19
 L&N*...........................              0          (262)
 B&I**..........................              0          (840)
                                         20,399        16,026     27
 Corporate Expenses.............         (2,924)       (2,774)     5
 Net Interest Income (Expense)..           (150)         (121)    24
 L&N Conversion/Closing Costs...        (19,727)            0
 Net Gain on Sale/Closure
   of B&I Contracts.............         46,782             0

Income Before Income Taxes......         44,380        13,131

Income Taxes....................         19,870         5,022
Net Income......................        $24,510       $ 8,109

Earnings per Common and
 Common Equivalent Share:
  Primary.......................          $0.67         $0.22
  Fully Diluted.................          $0.67         $0.22
Common and Common Equivalent
 Shares:
  Primary.......................         36,558        37,368
  Fully Diluted.................         36,674        37,423

OPERATING PROFIT MARGINS:
 Ruby Tuesday Group.............           9.7%         10.2%
 Morrison Group.................           7.3%          6.3%

*    Represents the L&N Seafood Grill units of the Ruby Tuesday Group which are being converted or closed.

**   Represents the education, business and industry (B&I) contracts of the Morrison Group which were sold or will be closed.

     Weighted average shares and all per-share data for the prior year have been restated to give effect to common stock dividends and stock splits through September 3, 1994.

                                    Page 7

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In March 1994, the Board of Directors of the Company approved four-year financial and business plans for the Company and a strategy to invest in high-growth businesses that have or can obtain a dominant market position in their respective categories. Pursuant to this strategy, on June 27, 1994, the Company announced that it had reached a definitive agreement to sell certain of the education, business and industry (B&I) contracts and assets and plans to phase out its L&N Seafood Grill concept by converting certain units to its more profitable and successful Ruby Tuesday restaurants and Mozarella's Cafes and selling or closing the remaining units. The management believes that while the education, business and industrial food service is a growing and important segment of the company, the Company was not likely to achieve dominance in that category. The management also believes that the Company's growth opportunities for casual dining have been and continue to be in the under $10 segment of the industry and thus determined to phase out the higher-priced L&N Seafood Grill concept and concentrate on expanding the Company's proven growth vehicles in the casual dining market.

Pursuant to the agreement entered into and announced on June 27, 1994, on August 8, 1994, the Company sold certain education, business and industry contracts and assets of the Morrison Group to Gardner Merchant Food Services, Inc., a wholly owned subsidiary of Gardner Merchant Ltd., for $100 million in cash. The Company announced it would close the remaining accounts and at October 17, 1994 has reached settlements on two of the remaining three accounts with negotiations underway on the settlement of the other account. The sale, net of related expenses and closing costs of approximately $11 million, resulted in a net pre-tax gain of $46.8 million.

The plan to phase out the L&N concept, as approved by the Board of Directors on June 27, 1994, provided for the conversion of 30 of the 38 L&N Seafood Grill units into Ruby Tuesdays, Mozzarella's Cafes or Snapp's (formerly Sweetpea's) restaurants and the sale or closing of the remaining units. As a result of a default on a licensing agreement with the Company, three additional L&N Seafood Grill units will revert to the Company and will be closed. The Company's phase out plan presently calls for the conversion of 29 of 41 L&N Seafood Grill units and the closing or sale of 12 units. Funding for the conversion/closing of the L&N units will be provided by the remaining proceeds from the sale of the B&I contracts and assets and ongoing operations. The Company intends to complete the plan to phase out the L&N concept by the end of fiscal 1995 and at September 3, 1994, the Company has closed 19 units with 16 units converted or in the conversion process.




                                Page 8

The Company accrued approximately $19.7 million to be incurred as a result of the phase out of the L&N concept consisting primarily of the following: losses on disposal of fixed assets net of anticipated proceeds and the net cost of related lease obligations for the units to be closed (approximately $11.6 million), expected operating losses during the phase out (approximately $4.8 million), severance and continuation pay (approximately $1.1 million), and other losses on the conversion of units consisting primarily of the write off of fixed assets, inventory, and unamortized cost in excess of net assets acquired (approximately $2.2 million). At September 3, 1994, $1.8 million of expenses related to the phase out of the L&N concept had been charged against the reserve, of which $1.4 million related to fiscal 1995 operating losses.


1. FINANCIAL CONDITION

1.1 ASSETS
Total Assets at September 3, 1994 were $447.9 million, a $39.4 million increase from $408.5 million as of the end of the prior quarter. Cash and Short-Term Investments increased $33.7 million to $38.7 million during the quarter resulting from the proceeds received for the sale of the B&I contracts and assets offset by the Company's retirement of debt, capital expenditures and repurchase of stock during the quarter. Accounts and Notes Receivables increased $2.9 million to $36.0 million during the quarter due to a net change in receivables resulting from the sale of the B&I contracts and assets and an increase in vendor rebates due the Company. Inventories decreased $3.0 million to $13.4 million, primarily due to decreased inventories resulting from the sale of the B&I contracts and assets. Property and Equipment increased $7.3 million during the quarter ended September 3, 1994. The increase is due to the net result of capital expenditures of $28.2 million, less depreciation expense of $10.4 million and $10.5 million in retirements ($9.7 million of retirements results from the sale of the B&I contracts and assets) for the quarter. Capital expenditures consisted primarily of $21.6 million in the Ruby Tuesday Group and $5.2 million in the Morrison Group. The Company anticipates that during the remaining quarters of fiscal 1995 capital expansion will be financed by funds generated by operations and from borrowings on lines of credit as discussed in section 1.4 Short-Term Borrowings. Costs in excess of net assets acquired decreased $7.2 million for the quarter to $15.4 million. The decrease is primarily the result of a $6.8 million reduction from the sale of the B&I contracts and assets. Other assets decreased $3.6 million as a result of the reduction in assets from the sale of the B&I contracts and assets offset by a $1.4 million increase in a note receivable relating to additional advances under a loan agreement with Tia's Inc.






                                Page 9

1.2. LIABILITIES
Total Liabilities at September 3, 1994 were $211.6 million, a $24.3 million increase from $187.3 million as of the end of the prior quarter. Accounts and Notes Payable at September 3, 1994 were $32.4 million, a $19.5 million decrease from the end of the prior quarter. The decrease is primarily due to the early retirement of the Life of Georgia note payable and repayment of the $17.4 million of short-term borrowings outstanding at June 4, 1994 which were paid with proceeds from the sale of the B&I contracts and assets. Other current liabilities increased $43.3 million to $114.0 million. The increase is the result of a $22.3 million increase in income taxes payable, primarily due to the gain on the sale of the B&I contracts and assets, and an increase in accruals for the conversion/closing of the L&N units and the remaining B&I related expenses, offset by a decline in operating liabilities of B&I and L&N. Long-Term Debt decreased $8.0 million to $1.5 million at September 3, 1994 from the end of the prior quarter as a result of the early retirement of the Life Insurance Company of Georgia note payable. Other Deferred Liabilities increased $8.5 million to $63.7 at September 3, 1994. This increase is primarily the result of a $4.9 million increase in deferred income taxes and, in addition, a $2.8 million increase in deferred liabilities resulting from the sale of the B&I contracts and assets.

1.3 WORKING CAPITAL
The Company had negative working capital of $25.2 million and the current ratio was .83 at September 3, 1994, compared to negative $43.0 million working capital and .65 current ratio at the end of the prior quarter. Proceeds from the sale of the B&I contracts and assets, offset by the retirement of Company debt, capital expenditures resulting from the Company's expansion and stock purchases under the Company's stock repurchase program caused the increase in the Company's working capital.

1.4 SHORT-TERM BORROWING
At September 3, 1994, the Company had committed lines of credit amounting to $31.0 million and non-committed lines of credit amounting to $107.0 million with various banks at varying interest rates. These lines are subject to periodic review by each bank and may be canceled by the Company at any time. During the quarter, borrowings on these lines of credit reached $29.4 million but were repaid prior to September 3, 1994 with proceeds from the sale of the education, business and industry contracts and assets. Subsequent to the end of the quarter ended September 3, 1994, the Company entered into a five-year revolving line of credit with various banks which will allow the Company to borrow a total of $200.0 million over the next five years under various interest rate options. The Company anticipates that there will be borrowings against this line during fiscal 1995 to finance, in part, the Company's expansion of operations and stock repurchases.



                                Page 10

1.5 LONG-TERM BORROWING
Long-term borrowing decreased $8.0 million during the quarter ended September 3, 1994 as a result of the early retirement of the Senior Promissory Note payable to Life Insurance Company of Georgia. This note was paid with proceeds from the sale of the education business and industry contracts and assets.

1.6 CASH DIVIDENDS
Cash Dividends paid during the first quarter of fiscal year 1995 amounted to $2.9 million, which is consistent with the cash dividends paid during each quarter of the prior fiscal year. Dividends paid per share were $0.0833 for the first quarter.


2. RESULTS OF OPERATIONS

2.1 SALES
Total Sales for the quarter ended September 3, 1994 decreased 14.5% over the same quarter of the prior year. This decrease in sales was the net result of $66.3 million of L&N and B&I sales included in the first quarter of fiscal 1994 sales, 25.1% sales increase in the Ruby Tuesday Group and a 2.0% increase in the Morrison Group. The sales increase in the Ruby Tuesday Group is primarily the result of additional units and an increase in same store sales. Excluding the effects of L&N and B&I discussed above, sales increased 11.8% from the same quarter of the prior fiscal year.

Excluding L&N units, the Company had a net increase of 49 units in the Ruby Tuesday Group when compared to the same quarter of the prior year. On September 3, 1994, the Ruby Tuesday Group was composed of 233 Ruby Tuesdays, 25 Mozzarellas and three Snapps (formerly
Sweetpeas) restaurants.

The sales increase in the Morrison Group, excluding the B&I accounts, is attributable to larger accounts in the Health Care Division and a same-store sales increase in the Family Dining Division. On September 3, 1994 the Health Care Division was composed of 280 accounts in hospitals, nursing homes and other health-related facilities, and the Family Dining Division was composed of 164 units.

2.2 COSTS AND EXPENSES
Total Costs and Expenses for the quarter ended September 3, 1994 were $196.9 million. Excluding the effect of L&N and B&I for each quarter, costs and expenses were $223.9 compared to costs and expenses of $201.6 million in the same period in the prior fiscal year, an increase of $22.3 million or 11.1%.

The following discussion of costs and expenses excludes the effect of L&N and B&I for both the current and prior years. Cost of merchandise increased $4.7 million or 7.1% to $70.5 million. These costs have decreased as a percentage of sales over the prior year as a result of improved cost controls in both the Ruby Tuesday and Morrison Groups.

                                Page 11

Payroll and related costs increased $5.0 million or 6.4% to $83.6 million. As a percentage of sales, payroll and related costs have decreased from 36.4% to 34.7%, primarily due to improved experience for health and workers compensation claims. Other operating costs increased $7.5 million or 21.1% to $43.3 million due to increased repair and maintenance costs and other increased expenses due to expanded operations in the Ruby Tuesday Group. Selling, general and administrative costs increased $4.0 million or 29.6% to $17.7 million. This increase is due to the cost of the Company's expanded advertising strategy over the prior year. Costs and expenses when expressed as a percent of sales for the quarter ended September 3, 1994, excluding the L&N and B&I transactions in the current and prior years, decreased to 92.8% from 93.4%. These decreases are largely attributable to the success of food-cost control programs.

2.3 PRE-TAX PROFIT
The consolidated pre-tax profit for the quarter ended September 3, 1994 increased $31.2 million due to the net effect of the L&N phase out and the sale of the B&I contracts and assets and the increased profits resulting from expansion of the Company over the prior year. The consolidated pre-tax profit excluding the effects of L&N and B&I discussed above would have been $17.3 million, an increase of $3.1 million or 21.7% over the prior year.

2.4 INCOME TAX EXPENSE
The effective income tax rate for the quarter ended September 3, 1994 was 44.8% compared to 38.2% for the same quarter of the prior year. Excluding the effect of B&I and L&N, the effective income tax rate would have been 38.3%, which is essentially the same as the first quarter of the prior year.

2.5 EARNINGS PER SHARE
Earnings Per Share are based on the weighted average number of shares outstanding during each quarter and are adjusted for the assumed conversion of shares issuable upon exercise of options, after the assumed repurchase of common shares with the related proceeds and after the adjustment for the stock splits and stock dividends through September 3, 1994. The difference between the primary and fully diluted earnings per share amounts shows the maximum extent of potential dilution of current earnings that conversions of shares could create.












                                Page 12

3. KNOWN EVENTS, UNCERTAINTIES AND TRENDS

3.1 FINANCIAL AND STOCK REPURCHASE PLANS
On March 30, 1994, the Board of Directors adopted a new financial strategy that places more emphasis on debt management and establishes a target capital structure which will utilize a prudent amount of debt to minimize the weighted average cost of capital while allowing the Company to maintain financial flexibility and the equivalent of an investment-grade (BBB) bond rating. The financial strategy sets a target debt-to-capital ratio of 60%, including operating leases. The plan also provides for repurchasing Company stock whenever cash flow exceeds funding requirements while maintaining the target capital structure. Accordingly, the Board approved the repurchase of up to an additional 2.5 million shares, bringing the total authorized for repurchase under all of the Company's stock repurchase plans and programs as of March 30, 1994, to 4.6 million shares. During the quarter ended September 3, 1994, the Company repurchased 325,667 shares of the Company's stock at an average purchase price of $23.18 per share. Also, as of October 14, 1994, subsequent to the quarter ended September 3, 1994, the Company had repurchased an additional 371,397 shares of stock at an average purchase price of $27.80 per share.































                                Page 13

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

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on September 28, 1994, the stockholders of the Company elected Class III Directors to serve a three-year term on the Board and approved an amendment to the Certificate of Incorporation to increase the authorized Common Stock, the Amended and Restated Stock Incentive and Deferred Compensation Plan for Directors, and the Incentive Bonus Plan for the Chief Executive Officer. The results of the voting were as follows:

PROPOSAL 1
                                                          Authority
   Director Nominees                      For             Withheld
   Claire L. Arnold                   27,922,371         349,684
   Samuel E. Beall, III               27,891,302         380,753
   Dr. Donald Ratajczak               27,924,602         347,453

                                For        Against    Abstained   Non-Votes

PROPOSAL 2
Increase of Authorized
 Common Stock.              25,456,164    2,498,345     317,546    7,034,041

PROPOSAL 3
Amended and Restated Stock
 Incentive and Deferred
 Compensation Plan for
 Directors.                 25,975,149    1,941,182     355,724    7,034,041

PROPOSAL 4
Incentive Bonus Plan
 for Chief Executive
 Officer.                   25,569,384    2,341,568     361,103    7,034,041

ITEM 5
OTHER INFORMATION

At their regular quarterly meeting on September 28, 1994, the Board of Directors declared a cash dividend of eight and three-fourth cents per share, payable at the close of business on October 31, 1994 to shareholders of record as of October 14, 1994. This cash dividend is an increase of five percent in the cash dividends declared during each quarter of the prior fiscal year.


                                Page 14

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    The following exhibits are filed as part of this report:

    Exhibit
      No.
      11     Computation of Primary and Fully Diluted
             Earnings Per Share

      27     Financial Data Schedule

(b)  REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K, dated July 27, 1994 reporting the proposed sale of certain education, business and industry (B&I) contracts and assets and the closure of the remaining B&I accounts and containing unaudited Pro Forma Financial Statements reporting the estimated effects of such sale/closure.

     The Company filed a Current Report on Form 8-K, dated August 23, 1994 reporting the closing of the sale of certain education, business and industry (B&I) contracts and assets and the closure of the remaining B&I accounts and containing unaudited Pro Forma Financial Statements reporting the estimated effects of such sale/closure.
























                                Page 15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MORRISON RESTAURANTS INC.
                                             (Registrant)



10/18/94                           /s/ J. RUSSELL MOTHERSHED
 DATE                              J. RUSSELL MOTHERSHED
                                   Senior Vice President, Finance
                                   (Senior Vice President and
                                   Principal Accounting Officer)

































                              Page 16