Form 10-Q
period 1994-12-03
MORRISON RESTAURANTS INC/
filed 1995-01-17
CIK 68270

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  December 3, 1994

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

Registrant's telephone number, including area code: (334)344-3000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X .  No   .

                          33,992,307
(Number of shares of $0.01 par value common stock outstanding as of January 7, 1995)


Exhibit Index appears on page 19.



                           INDEX
                                                           PAGE
                                                          NUMBER

PART I - FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS


            CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
              DECEMBER 3, 1994 AND JUNE 4, 1994.............. 3

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED
              DECEMBER 3, 1994 AND DECEMBER 4, 1993.......... 4

            CONDENSED CONSOLIDATED STATEMENTS OF CASH
              FLOWS FOR THE TWENTY-SIX WEEKS ENDED
              DECEMBER 3, 1994 AND DECEMBER 4, 1993.......... 5

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL
              STATEMENTS..................................... 6-8

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS................................. 9-15

PART II - OTHER INFORMATION

       ITEM 1. LEGAL PROCEEDINGS............................. 16

       ITEM 2. CHANGES IN SECURITIES......................... NONE

       ITEM 3. DEFAULTS UPON SENIOR SECURITIES............... NONE

       ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                 SECURITY HOLDERS............................ 16

       ITEM 5. OTHER INFORMATION............................. 17

       ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............. 17


  SIGNATURES................................................. 18

    PART I - FINANCIAL INFORMATION
    ITEM 1 - FINANCIAL STATEMENTS
    MORRISON RESTAURANTS INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED BALANCE SHEETS
    (IN THOUSANDS EXCEPT PER-SHARE DATA)



                                                             DEC. 3, 1994       JUNE 4, 1994
                                                              (UNAUDITED)        (AUDITED)
    ASSETS

    CURRENT ASSETS:
      Cash and short-term investments..................           $ 5,060           $ 5,021
      Receivables - Accounts and Notes (net)...........            34,701            33,059
      Inventories......................................            13,833            16,396
      Prepaid expenses.................................             9,748            13,327
      Deferred income tax benefits.....................            22,148            11,813
        Total Current Assets...........................            85,490            79,616

    PROPERTY AND EQUIPMENT - at cost...................           543,027           507,781
      Less accumulated depreciation and amortization...           244,181           240,124
                                                                  298,846           267,657

    OTHER INVESTMENTS..................................            11,823            10,270

    COST IN EXCESS OF NET ASSETS ACQUIRED..............            15,266            22,571

    OTHER ASSETS.......................................            21,542            28,339

          TOTAL ASSETS.................................          $432,967          $408,453


    LIABILITIES & STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
      Accounts and notes payable.......................          $ 59,171           $51,922
      Other current liabilities........................            97,351            70,701
          Total Current Liabilities....................           156,522           122,623

    LONG-TERM DEBT.....................................             1,465             9,526

    OTHER DEFERRED LIABILITIES.........................            58,862            55,168

    STOCKHOLDERS' EQUITY:
      Common stock, $.01 par value
        (authorized:  100,000 shares;
         issued: 12/03/94 - 43,644 shares
         issued: 06/04/94 - 43,644 shares).............               436               436
      Capital in excess of par value...................            79,916            77,656
      Retained earnings................................           278,795           248,044
                                                                  359,147           326,136
      Less common stock held in treasury - at cost
      (9,589 shares @ 12/03/94; 8,335 shares @ 06/04/94)          143,029           105,000
                                                                  216,118           221,136

          TOTAL LIABILITIES & STOCKHOLDERS' EQUITY.....          $432,967          $408,453



    The accompanying notes are an integral part of the consolidated financial statements.


    ITEM 1 - FINANCIAL STATEMENTS
    MORRISON RESTAURANTS INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
    (IN THOUSANDS EXCEPT PER-SHARE DATA)
    (UNAUDITED)

                                           THIRTEEN WEEKS ENDED       TWENTY-SIX WEEKS ENDED
                                        DEC. 3, 1994  DEC. 4, 1993  DEC. 3, 1994 DEC. 4, 1993

  SALES.................................   $252,523      $310,360      $493,773    $ 592,518

  COST AND EXPENSES:
    Cost of merchandise.................     72,014        97,730       142,507      185,747
    Payroll and related costs...........     88,118       110,977       171,716      215,180
    Other operating costs...............     45,126        53,956        88,425      103,965
    Selling, general and administrative.     18,999        18,563        36,728       35,831
    Depreciation........................      9,331         9,658        17,987       19,067
    Interest expense net of
      interest income...................       (501)          (19)         (351)         102
    L&N conversion/closing costs........          -             -        19,727            -
    Net gain on sale/closure of
      B&I accounts......................          -             -       (46,782)
                                            233,087       290,865       429,957      559,892
  INCOME BEFORE PROVISION FOR
     INCOME TAXES.......................     19,436        19,495        63,816       32,626
  PROVISION FOR FEDERAL AND STATE
    INCOME TAXES........................      7,305         7,457        27,175       12,479
  NET INCOME............................   $ 12,131      $ 12,038      $ 36,641     $ 20,147

  EARNINGS PER COMMON AND COMMON
    EQUIVALENT SHARE:
    Primary.............................      $0.34         $0.32         $1.01        $0.54
    Fully Diluted.......................      $0.34         $0.32         $1.01        $0.54

  CASH DIVIDENDS PER SHARE PAID.........    $0.0875       $0.0833       $0.1708      $0.1633

  WEIGHTED AVERAGE SHARES USED IN
    EARNINGS PER SHARE COMPUTATION:
    Primary.............................     36,091        37,521        36,324       37,444
    Fully Diluted.......................     36,092        37,521        36,383       37,472









             The accompanying notes are an integral part of the consolidated financial statements.










      ITEM 1 - FINANCIAL STATEMENTS
      MORRISON RESTAURANTS INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      (IN THOUSANDS)
      (UNAUDITED)


                                                             FOR THE 26-WEEKS ENDED

                                                         DEC. 3, 1994      DEC. 4, 1993



      CASH FROM OPERATIONS...........................        $19,510           $48,026


      INVESTING ACTIVITIES:
      Purchases of property and equipment............        (66,029)          (45,288)
      Proceeds from sale of B&I contracts and assets.        100,000                 0
      Other..........................................         (2,192)           (1,620)

      NET CASH PROVIDED (USED) BY INVESTING
       ACTIVITIES....................................         31,779           (46,908)


      FINANCING ACTIVITIES:
      Early retirement of debt.......................        (12,000)                0
      Net change in short-term borrowings............          2,584                 0
      Principal payments on long-term borrowings.....            (58)              (87)
      Stock repurchases..............................        (40,989)          (10,148)
      Dividends paid.................................         (6,008)           (5,895)
      Other..........................................          5,221             1,890

      NET CASH USED BY FINANCING ACTIVITIES..........        (51,250)          (14,240)

      INCREASE/(DECREASE) IN CASH AND
         SHORT-TERM INVESTMENTS......................             39           (13,122)
      Beginning cash and short-term investments......          5,021            31,372

      Ending cash and short-term investments.........        $ 5,060           $18,250
















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

NOTE B - NOTES AND MORTGAGES PAYABLE

During the quarter ended September 3, 1994, the Company retired the $12.0 million 8.8% Senior Promissory Note payable to Life Insurance Company of Georgia which was due in equal annual principal installments of $4.0 million, commencing December 31, 1994 through December 31, 1996. The note was paid with funds received from the sale of the education, business and industry contracts and assets. As a result, the restrictions on the incurring of additional indebtedness, minimum consolidated working capital and net worth requirements, as well as dividend payments and purchases of its capital stock (which were described in Note 8 of Notes to Consolidated Financial Statements of the Company's annual report for fiscal 1994) are no longer in effect.

On September 30, 1994, the Company entered into a five-year revolving line of credit with various banks which will allow the Company to borrow a total of $200.0 million over the next five years under various interest rate options. Commitment fees ranging from 0.0625% to 0.15% per annum are payable on the unused portion of the credit facility. The Company is not required to maintain compensating balances in connection with this agreement. During the quarter ended December 3, 1994, the Company borrowed $20.0 million under the terms of the agreement at interest rates ranging from 5.925% to 5.995% per annum. These loans, which were due on December 28, 1994, have been classified as current in the accompanying financial statements. On December 28, 1994, the Company replaced the notes with notes for an equal amount with similar terms.


The credit agreement requires the Company, among other things, to maintain minimum levels of net worth and certain minimum financial ratios. Under the provisions of the net worth covenant, stockholders' equity available to pay cash dividends or purchase treasury stock was $22.8 million at December 3, 1994.


ITEM 1
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C- MORRISON RESTAURANTS INC. AND SUBSIDIARIES
        SUPPLEMENTAL INFORMATION
        (IN THOUSANDS EXCEPT PER-SHARE DATA)

                                            THIRTEEN WEEKS ENDED                               TWENTY-SIX WEEKS ENDED
                                                                               %                                             %
                                       SEPT. 3, 1994      SEPT. 4, 1993     Change        SEPT. 3, 1994    SEPT. 4, 1993   Change

SALES:
  Ruby Tuesday Group . . . . . . . . .   $120,782            $ 95,602        26             $234,022         $186,097        26
  Morrison Group . . . . . . . . . . .    131,745             125,730         5              259,711          251,131         3
  Corporate and Other  . . . . . . . .         (4)               (112)                            40             (150)
   . . . . . . . . . . . . . . . . . .    252,523             221,220        14              493,773          437,078        13
  L&N* . . . . . . . . . . . . . . . .          0              15,107                              0           31,900
  B&I**. . . . . . . . . . . . . . . .          0              74,033                              0          123,540
                                         $252,523            $310,360       (19)            $493,773         $592,518       (17)
OPERATING PROFIT:
  Ruby Tuesday Group . . . . . . . . .   $ 10,384            $  8,682        20             $ 21,399         $ 17,895        20
  Morrison Group . . . . . . . . . . .     11,497               9,736        18               20,881           17,651        18
                                           21,881              18,418        19               42,280           35,546        19
  L&N* . . . . . . . . . . . . . . . .          0                (701)                             0             (963)
  B&I**. . . . . . . . . . . . . . . .          0               4,564                              0            3,724
                                           21,881              22,281        (2)              42,280           38,307        10
  Corporate Expenses . . . . . . . . .     (2,946)             (2,805)        5               (5,870)          (5,579)        5
  Net Interest Income (Expense)  . . .        501                  19                            351             (102)
  L&N Conversion/Closing Costs   . . .          0                   0                        (19,727)               0
  Net Gain on Sale/Closure
   of B&I Contracts. . . . . . . . . .          0                   0                         46,782                0

  Income Before Income Taxes . . . . .     19,436              19,495         0               63,816           32,626        96
  Income Taxes . . . . . . . . . . . .      7,305               7,457        (2)              27,175           12,479       118
  Net Income . . . . . . . . . . . . .   $ 12,131            $ 12,038         1             $ 36,641         $ 20,147        82

  Earnings per Common and
  Common Equivalent Share:
  Primary. . . . . . . . . . . . . . .      $0.34               $0.32         6                $1.01            $0.54        87
  Fully Diluted. . . . . . . . . . . .      $0.34               $0.32         6                $1.01            $0.54        87
  Common and Common Equivalent
  Shares:
  Primary. . . . . . . . . . . . . . .     36,091              37,521                         36,324           37,444
  Fully Diluted. . . . . . . . . . . .     36,092              37,521                         36,383           37,472

OPERATING PROFIT MARGINS:
 Ruby Tuesday Group. . . . . . . . . .       8.6%                9.1%                           9.1%             9.6%
 Morrison Group. . . . . . . . . . . .       8.7%                7.7%                           8.0%             7.0%






*      Represents the L&N Seafood Grill units of the Ruby Tuesday Group which are being converted or closed.

**     Represents the education, business and industry (B&I) contracts of the Morrison Group which were sold or will be closed.


ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In March 1994, the Board of Directors of the Company approved four-year financial and business plans for the Company and a strategy to invest in high-growth businesses that have or can obtain a dominant market position in their respective categories. Pursuant to this strategy, on June 27, 1994, the Company announced that it had reached a definitive agreement to sell certain of the education, business and industry (B&I) contracts and assets and plans to phase out its L&N Seafood Grill concept by converting certain units to its more profitable and successful Ruby Tuesday restaurants and Mozzarella's Cafes and selling or closing the remaining units. Management believes that while the education, business and industrial food service division was a growing and important segment of the Company, the Company was not likely to achieve dominance in that category. Management also believes that the Company's growth opportunities for casual dining have been and continue to be in the under $10 segment of the industry and thus determined to phase out the higher-priced L&N Seafood Grill concept and concentrate on expanding the Company's proven growth vehicles in the casual dining market.

Pursuant to the agreement entered into and announced on June 27, 1994, on August 8, 1994, the Company sold certain education, business and industry contracts and assets of the Morrison Group to Gardner Merchant Food Services, Inc., a wholly owned subsidiary of Gardner Merchant Ltd., for $100.0 million in cash. The Company announced it would close the remaining accounts and as of January 1, 1995 all of the accounts which were not sold to Gardner Merchant had been closed. The sale, net of related expenses and closing costs of approximately $11.1 million, resulted in a net pre-tax gain of $46.8 million.

The plan to phase out the L&N concept, as approved by the Board of Directors on June 27, 1994, provided for the conversion of 30 of the 38 L&N Seafood Grill units into other concepts and the sale or closing of the remaining units. As a result of a default on a licensing agreement with the Company, three additional L&N Seafood Grill units will likely revert to the Company and be sold or closed. The Company's phase out plan presently calls for the conversion of 25 of 41 L&N Seafood Grill units and the closing or sale of 16 units. Funding for the conversion/closing of the L&N units will be provided by a combination of remaining proceeds from the sale of the B&I contracts assets and ongoing operations. The Company intends to complete the plan to phase out the L&N concept by the end of fiscal 1995 and as of December 3, 1994, the Company has closed 27 units, of which 16 units have been converted.

The Company accrued approximately $19.7 million for costs to be incurred as a result of the phase out of the L&N concept consisting primarily of the following: losses on disposal of fixed assets net of anticipated proceeds and the net cost of related lease obligations for the units to be closed (approximately $11.6 million), expected operating losses during the phase out period (approximately $4.8 million), severance and continuation pay (approximately $1.1 million), and other losses on the conversion of units consisting primarily of the write off of fixed assets, inventory, and unamortized cost in excess of net assets acquired (approximately $2.2 million). At December 3, 1994, $4.8 million of expenses related to the phase out of the L&N concept had been charged against the reserve with $3.1 million of these charges related to fiscal 1995 L&N operating losses and the remaining $1.7 million related to write-offs of inventories, intangibles and other assets, severance pay and other expenses which were incurred as a result of the phase out of the L&N concept.


1. FINANCIAL CONDITION

1.1 ASSETS
Total Assets at December 3, 1994 were $433.0 million, a $24.5 million increase from $408.5 million as of the prior fiscal year end. Cash and Short-Term Investments, $5.1 million at December 3, 1994, are virtually unchanged from the prior fiscal year end balance of $5.0 million, but are $33.6 million below the previous quarter end. The change from first quarter results from continued use of the proceeds from the sale of B&I contracts and assets for capital expenditures, repurchases of stock, and cash payments for costs associated with the B&I sale and L&N conversions and closings. Accounts and Notes Receivable increased $1.6 million to $34.7 million from $33.1 million at June 4, 1994. This fluctuation is the net result of a $7.3 million decrease in trade receivables primarily due to the sale of the B&I contracts and assets; an increase in vendor rebates due the Company of $4.6 million; a $5.4 million increase due to additional loans to Tias, Inc. of $3.3 million and the reclassification of the entire note receivable resulting from the Company's execution of a Letter of Intent to acquire Tias, Inc., which was announced on November 10, 1994; and a decline in various other items of $1.1 million. Inventories decreased $2.6 million from $16.4 million at June 4, 1994. The decrease was primarily the result of the sale of the B&I contracts and assets offset by additional inventories resulting from new unit openings in the Ruby Tuesday Group. Deferred Tax Benefits have increased $10.3 million to $22.1 million at December 3, 1994 primarily as a result of the effects of the phase out of the L&N Seafood Grill concept and the sale of certain B&I contracts and assets and the closure of the remaining B&I accounts. Property and Equipment increased $31.1 million from the prior fiscal year ended June 4, 1994. The increase is due to the net result of capital expenditures of $66.0 million, depreciation expense totaling $20.5 million, and $14.4 million in retirements ($9.9 million and $3.2 million of retirements result from the sale of the B&I contracts and assets and closure of the remaining B&I accounts, respectively). Capital expenditures consisted primarily of $52.9 million in the Ruby Tuesday Group and $11.4 million in the Morrison Group. The Company anticipates that during the remaining quarters of fiscal 1995 capital expansion will be financed by funds generated by operations and from borrowings on lines of credit as discussed in Section 1.4 "Short-Term Borrowings". Costs in excess of net assets acquired decreased $7.3 million to $15.3 million at December 3, 1994 due to a $6.8 million reduction from the sale of the B&I contracts and assets in the first quarter of fiscal 1995. Other assets decreased $6.8 million primarily as a result of the reclassification of the Tias, Inc. long-term notes receivable to current and a reduction in assets from the sale of the B&I contracts and assets.

1.2. LIABILITIES
Total Liabilities at December 3, 1994 were $216.8 million, a $29.5 million increase from $187.3 million as of the end of the prior fiscal year. Accounts and Notes Payable at December 3, 1994 were $59.2 million, a $7.2 million increase from the end of the prior year. The increase is primarily due to $20.0 million in borrowings under the Company's credit facility and a $7.9 million net increase in trade accounts payable offset by the early retirement of the Life of Georgia note payable (the current portion of which was $4.0 million at year end), and repayment of the $17.4 million of short-term borrowings outstanding at June 4, 1994. The net increase in trade accounts payable results from a higher level of liabilities for capital expansion at December 3, 1994 than the previous year end and the liabilities associated with certain second quarter stock repurchases, offset by lower accounts payable for both L&N and B&I. Both the Life of Georgia note payable and the short-term borrowings were paid with proceeds from the sale of the B&I contracts and assets. Other current liabilities increased $26.7 million from $70.7 million at June 4, 1994. The change is the result of a $15.5 million increase in income taxes payable, primarily the result of taxes due on the gain on the sale of the B&I contracts and assets, and establishing accruals for the costs associated with the conversion/closing of the L&N units and the remaining B&I related expenses, offset by a decline in operating liabilities of B&I and L&N. Long-Term Debt decreased $8.1 million to $1.5 million at December 3, 1994 from the end of the prior year as a result of the early retirement of the Life Insurance Company of Georgia note payable.

1.3 WORKING CAPITAL
The Company had negative working capital of $71.0 million and the current ratio was .55 at December 3, 1994, compared to negative $43.0 million working capital and .65 current ratio at the end of the prior year. Borrowings under the Company's revolving line of credit, capital expenditures resulting from the Company's expansion, and stock purchases under the Company's stock repurchase program in amounts exceeding the proceeds from the sale of the B&I contracts and assets caused the decrease in the Company's working capital.

1.4 SHORT-TERM BORROWING
On September 30, 1994, the Company entered into a five-year revolving line of credit with various banks which will allow the Company to borrow a total of $200.0 million over the next five years under various interest rate options. The Company intends to borrow against this line during the remainder of fiscal 1995 to help finance the Company's expansion of operations.

In addition, at December 3, 1994, the Company had committed lines of credit amounting to $27.0 million and non-committed lines of credit amounting to $64.0 million with various banks at varying interest rates. These lines are subject to periodic review by each bank and may be canceled by the Company at any time. During the quarter ended December 3, 1994, borrowings on these lines of credit reached $19.4 million but were repaid with $20.0 million of proceeds with a weighted average interest rate of 5.9625% per annum from borrowings against the $200.0 million revolving line of credit.

1.5 LONG-TERM BORROWING
Long-term borrowing decreased $8.1 million from the prior year as a result of the early retirement of the Senior Promissory Note payable to Life Insurance Company of Georgia during the first quarter. This note was repaid with proceeds from the sale of the education, business and industry contracts and assets.

1.6 CASH DIVIDENDS
Cash dividends paid during the second quarter of fiscal year
1995 amounted to $2.9 million. Dividends paid per share were $0.0875 for the second quarter, an increase of 5.0% from the prior quarter of $0.0833 per share.


2. RESULTS OF OPERATIONS

2.1 SALES
Total Sales for the quarter ended December 3, 1994 decreased 18.6% from total sales for the same quarter of the prior year. Total sales for the 26 weeks ended December 3, 1994 decreased 16.7% from total sales for the same period of the prior year. The decrease for the quarter as compared to the same quarter in the prior year was the net result of $89.1 million of L&N and B&I sales included in second quarter of fiscal 1994, offset by a 26.3% sales increase in the Ruby Tuesday Group and a 4.8% increase in the Morrison Group. The decrease in sales for the 26 weeks ended December 3, 1994 as compared to the 26 weeks ended December 4, 1993 was the net result of $155.4 million of L&N and B&I sales included in the fiscal 1994 period, offset by a 25.8% sales increase in the Ruby Tuesday Group and a 3.4% increase in the Morrison Group. The sales increases in the Ruby Tuesday Group are primarily the result of additional units and an increase in same store sales. Excluding the effects of L&N and B&I discussed above, consolidated sales increased 14.2% for the quarter and 13.0% year to date over the comparable prior fiscal year periods.

Excluding L&N units, the Ruby Tuesday Group had a net increase of 60 units when compared to the same quarter of the prior year. On December 3, 1994, the Ruby Tuesday Group was composed of 256 Ruby Tuesday restaurants and 34 Mozzarella's
Cafes.

The sales increase in the Morrison Group, excluding the B&I accounts, is attributable to larger accounts in the Health Care Division and increased sales of the Quick Service Restaurants and Small Cafeterias in the Family Dining Division. On December 3, 1994 the Health Care Division was composed of 276 accounts in hospitals, nursing homes and other health-related facilities, and the Family Dining Division was composed of 174 units.

2.2 COSTS AND EXPENSES
Total Costs and Expenses for the 13 and 26 weeks ended December 3, 1994 were $233.1 million and $430.0 million, respectively. Excluding the effects of L&N and B&I for each 13 and 26 week period, costs and expenses were $233.1 million and $457.0 million in the current year compared to costs and expenses of $205.6 million and $407.2 million in the same periods of the prior fiscal year, an increase of $27.5 million or 13.4% for the 13 weeks and $49.8 million or 12.2% for 26 weeks ended December 3, 1994 over the comparable periods in the prior fiscal year.

The following discussion of costs and expenses excludes the effects of L&N and B&I for both the current and prior 13 and 26 week periods. Cost of merchandise increased $6.2 million or 9.5% to $72.0 million for the 13 weeks and $12.0 million or 9.2% to $142.5 million for the 26 weeks ended December 3, 1994. These costs have decreased as a percentage of sales from the comparable period in the prior year period as a result of improved cost controls in both the Ruby Tuesday and Morrison Groups. Payroll and related costs increased $10.1 million or 13.0% to $88.1 million for the 13 weeks and $16.1 million or 10.3% to $171.7 million for the 26 weeks ended December 3, 1994. As a percentage of sales, payroll and related costs have decreased from 35.3% to 34.9% and from 35.6% to 34.8% for the 13 and 26 weeks ended December 3, 1994. These declines as a percentage of sales were primarily due to improved experience for health and workers compensation claims. Other operating costs increased $5.4 million or 13.6% to $45.1 million for the 13 week period and $10.7 million or 13.8% to $88.4 million for the 26 weeks ended December 3, 1994. Other operating costs increased due to increased repair and maintenance costs and various other expenses due to expanded operations in the Ruby Tuesday Group. Selling, general and administrative costs increased $4.7 million or 33.3% to $19.0 million for the 13 week period and $9.0 million or 32.5% to $36.7 million for the 26 weeks ended December 3, 1994. This increase is primarily due to the cost of the Company's expanded advertising strategy over the prior year. Costs and expenses when expressed as a percent of sales for the period ended December 3, 1994, excluding the L&N and B&I transactions in the current and prior year period, decreased to 92.3% from 92.9% for the quarter and to 92.6% from 93.2% for the year to date period. These decreases are largely attributable to the success of food-cost control programs.

2.3 PRE-TAX PROFIT
The consolidated pre-tax profit decreased $0.1 million for the quarter and increased $31.2 million for the year to date period ended December 3, 1994 compared to the same period of the prior year due to the net effects of the L&N phase out and the sale of the B&I contracts and assets coupled with the increased profits resulting from expansion of the Company over the prior year. The consolidated year to date pre-tax profit excluding the effects of L&N and B&I discussed above was $36.8 million, an increase of $6.9 million or 23.1% over the same period of the prior year.

2.4 INCOME TAX EXPENSE
The effective income tax rate for the quarter and year to date period ended December 3, 1994 was 37.6% and 42.6%, respectively, as compared to 38.3% and 38.2% for the same periods of the prior year. Excluding the effects of B&I and L&N, the effective income tax rate would have been 37.6% and 37.9% for the quarter and year to date, respectively, down from 38.0% and 38.2% for the second quarter and year to date periods of the prior year primarily due to increased targeted job tax credits and a reduction in income tax reserves following a better than anticipated settlement of an Internal Revenue Service examination.

2.5 EARNINGS PER SHARE
Earnings per share are based on the weighted average number of shares outstanding during each quarter and are adjusted for the assumed conversion of shares issuable upon exercise of options, after the assumed repurchase of common shares with the related proceeds. The difference between primary and fully diluted weighted average shares reflects the maximum extent of potential dilution that conversions of shares could create.


3. KNOWN EVENTS, UNCERTAINTIES AND TRENDS

3.1 FINANCIAL AND STOCK REPURCHASE PLANS
On March 30, 1994, the Board of Directors adopted a new financial strategy that places more emphasis on debt management and establishes a target capital structure which utilizes prudent amounts of debt to minimize the weighted average cost of capital while allowing the Company to maintain financial flexibility and the equivalent of an investment-grade (BBB) bond rating. The financial strategy sets a target debt-to-capital ratio of 60%, including operating leases. The plan also provides for repurchasing Company stock whenever cash flow exceeds funding requirements while maintaining the target capital structure. Accordingly, the Board approved the repurchase of up to an additional 2.5 million shares, bringing the total authorized for repurchase under all of the Company's stock repurchase plans and programs as of March 30, 1994, to
4.6 million shares. During the 26 weeks ended December 3, 1994, the Company repurchased 1,522,147 shares of the Company's stock at an average purchase price of $26.93 per share leaving 2,524,113 shares to be repurchased under all of the Company's stock repurchase plans and programs. Also, as of January 7, 1995, subsequent to the quarter ended December 3, 1994, the Company had repurchased an additional 63,699 shares of stock at an average purchase price of $24.76 per share.


3.2 ANNOUNCED INTENT TO ACQUIRE TIAS, INC.
On November 10, 1994, the Company announced the execution of a Letter of Intent with Tias, Inc., a chain of Tex-
Mex/Southwes-tern restaurants based in Dallas, Texas regarding a possible acquisition. The general terms called for a purchase price of approximately $9.0 million in Morrison common stock, the assumption of approximately $14.0 million of liabilities and the registration of the Morrison stock to be issued in the transaction for resale by the Tias, Inc. shareholders. Tias, Inc. operates 12 restaurants in Dallas and Little Rock,
Arkansas with annualized sales volume of approximately $24.0 million. The transaction is expected to close in the third quarter of fiscal 1995.

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

ITEM 5
OTHER INFORMATION

At their regular quarterly meeting on January 4, 1995, the Board of Directors announced the following items:

(a) A regular cash dividend of eight and three-fourth cents per share, payable at the close of business on January 31, 1995 to shareholders of record as of January 17, 1995.

(b) As part of an established transition process, the Directors elected Samuel E. (Sandy) Beall, III, the Company's President and Chief Executive Officer, as Chairman of the Board, effective May 5, 1995. E. Eugene Bishop, Morrison's current Chairman, will retire from that position on May 5 when he reaches age 65.


     Beall founded Ruby Tuesday Restaurants in 1972. The chain was merged with Morrison in 1982, and he was named Executive Vice President of Morrison in 1985. In 1986 he became President and Chief Operating Officer and in 1992 was named President and Chief Executive Officer.


ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

     The following exhibits are filed as part of this report:

  Exhibit
    No.
   10(j) Credit Agreement dated as of September 30, 1994 among Morrison Restaurants Inc., Trust Company Bank as Agent and Administrative Agent and the cap lender named on the signature pages thereto, together with forms of cap revolving cap credit cap note, Money Market Note, and Subsidiary Guaranty Cap Agreement.
   11     Computation of Primary and Fully Diluted Earnings Per
          Share

   27     Financial Data Schedule

(b) REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the quarter ended December 3, 1994

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     MORRISON RESTAURANTS INC.
                                            (Registrant)



01/16/95                           /s/ J. RUSSELL MOTHERSHED
 DATE                              J. RUSSELL MOTHERSHED
                                   Senior Vice President, Finance
                                   (Senior Vice President and
                                   Principal Accounting Officer)