Form 10-Q
period 1995-03-04
MORRISON RESTAURANTS INC/
filed 1995-04-18
CIK 68270

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549

	      FORM 10-Q

 X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
	SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  MARCH 4, 1995

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

                          34,502,351
(Number of shares of $0.01 par value common stock outstanding as of April 8, 1995)

Exhibit Index appears on page 19


INDEX
                                                           PAGE
                                                          NUMBER
PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS


           CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
             MARCH 4, 1995 AND JUNE 4, 1994.................  3

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED
             MARCH 4, 1995 AND MARCH 5, 1994................  4

           CONDENSED CONSOLIDATED STATEMENTS OF CASH
             FLOWS FOR THE THIRTY-NINE WEEKS ENDED
             MARCH 4, 1995 AND MARCH 5, 1994................  5

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL
             STATEMENTS..................................... 6-8

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS.................................. 9-16

PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS..............................  16

     ITEM 2. CHANGES IN SECURITIES.......................... NONE

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES................ NONE

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
		             SECURITY HOLDERS............................. NONE

     ITEM 5. OTHER INFORMATION..............................  16

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............  17


SIGNATURES... ..............................................  18


    PART I - FINANCIAL INFORMATION
    ITEM 1 - FINANCIAL STATEMENTS
    MORRISON RESTAURANTS INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED BALANCE SHEETS
    (IN THOUSANDS EXCEPT PER-SHARE DATA)

                                                             MAR. 4, 1995       JUNE 4, 1994
                                                              (UNAUDITED)        (AUDITED)
    ASSETS

    CURRENT ASSETS:
      Cash and short-term investments..................          $  5,708          $  5,021
      Receivables - Accounts and Notes (net)...........            25,884            33,059
      Inventories......................................            13,716            16,396
      Prepaid expenses.................................            10,239            13,327
      Deferred income tax benefits.....................            15,600            11,813
        Total Current Assets...........................            71,147            79,616

    PROPERTY AND EQUIPMENT - at cost...................           577,037           507,781
      Less accumulated depreciation and amortization...           251,361           240,124
                                                                  325,676           267,657

    OTHER INVESTMENTS..................................            12,416            10,270

    COSTS IN EXCESS OF NET ASSETS ACQUIRED.............            26,636            22,571

    OTHER ASSETS.......................................            21,103            28,339

          TOTAL ASSETS.................................          $456,978          $408,453


    LIABILITIES & STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
      Accounts and notes payable.......................          $ 83,835          $ 51,922
      Other current liabilities........................            76,403            70,701
          Total Current Liabilities....................           160,238           122,623

    LONG-TERM DEBT.....................................             2,138             9,526

    OTHER DEFERRED LIABILITIES.........................            59,196            55,168

    STOCKHOLDERS' EQUITY:
      Common stock, $.01 par value
        (authorized:  100,000 shares;
         issued: 03/04/95 - 43,644 shares
         issued: 06/04/94 - 43,644 shares).............               436               436
      Capital in excess of par value...................            83,994            77,656
      Retained earnings................................           288,814           248,044
                                                                  373,244           326,136
      Less common stock held in treasury - at cost
      (9,173 shares @ 03/04/95; 8,335 shares @ 06/04/94)          137,838           105,000
                                                                  235,406           221,136

          TOTAL LIABILITIES & STOCKHOLDERS' EQUITY.....          $456,978          $408,453

    The accompanying notes are an integral part of the condensed consolidated financial statements


    ITEM 1 - FINANCIAL STATEMENTS
    MORRISON RESTAURANTS INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
    (IN THOUSANDS EXCEPT PER-SHARE DATA)
    (UNAUDITED)

                                           THIRTEEN WEEKS ENDED      THIRTY-NINE WEEKS ENDED
                                        MAR. 4, 1995  MAR. 5, 1994  MAR. 4, 1995 MAR. 5, 1994

  SALES.................................   $271,966      $309,951      $765,739     $ 902,469

  OPERATING COSTS AND EXPENSES:
    Cost of merchandise.................     79,062        95,690       221,569       281,437
    Payroll and related costs...........     92,873       110,701       264,589       325,881
    Other operating costs...............     50,205        53,239       138,630       157,204
    Selling, general and administrative.     18,018        20,125        54,746        55,956
    Depreciation........................     10,078        10,141        28,065        29,208
    Interest expense net of
      interest income...................        648           181           297           283
    L&N conversion/closing costs........          0             0        19,727             0
    Net gain on sale/closure of
      B&I accounts......................          0             0       (46,782)            0
                                            250,884       290,077       680,841       849,969
  INCOME BEFORE PROVISION FOR
     INCOME TAXES.......................     21,082        19,874        84,898        52,500
  PROVISION FOR FEDERAL AND STATE
    INCOME TAXES........................      7,940         7,574        35,115        20,053
  NET INCOME............................   $ 13,142      $ 12,300      $ 49,783      $ 32,447

  EARNINGS PER COMMON AND COMMON
    EQUIVALENT SHARE:
    Primary.............................      $0.37         $0.33         $1.38         $0.87
    Fully Diluted.......................      $0.37         $0.33         $1.38         $0.87

  CASH DIVIDENDS PER SHARE PAID.........    $0.0875       $0.0833       $0.2583       $0.2466

  WEIGHTED AVERAGE SHARES USED IN
    EARNINGS PER SHARE COMPUTATION:
    Primary.............................     35,473        37,556        36,041        37,481
    Fully Diluted.......................     35,548        37,585        36,104        37,510






	The accompanying notes are an integral part of the condensed consolidated financial statements.



      ITEM 1 - FINANCIAL STATEMENTS
      MORRISON RESTAURANTS INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      (IN THOUSANDS)
      (UNAUDITED)


                                                             FOR THE 39-WEEKS ENDED

                                                         MAR. 4, 1995     MAR. 5, 1994



      CASH FROM OPERATIONS...........................        $27,601           $78,365


      INVESTING ACTIVITIES:
      Purchases of property and equipment............        (97,142)          (69,028)
      Proceeds from sale of B&I contracts and assets.        100,000                 0
      Other..........................................         (7,535)           (1,527)

      NET CASH USED BY INVESTING
       ACTIVITIES....................................         (4,677)          (70,555)


      FINANCING ACTIVITIES:
      Early retirement of debt.......................        (12,000)                0
      Net change in borrowings.......................         34,274                 0
      Stock repurchases..............................        (42,882)          (14,087)
      Dividends paid.................................         (9,012)           (8,896)
      Proceeds from stock option exercises...........          9,109             6,165
      Other..........................................         (1,726)           (3,335)

      NET CASH USED BY FINANCING ACTIVITIES..........        (22,237)          (20,263)

      INCREASE/(DECREASE) IN CASH AND
         SHORT-TERM INVESTMENTS......................            687           (12,453)
      Beginning cash and short-term investments......          5,021            31,372

      Ending cash and short-term investments.........        $ 5,708           $18,919





	The accompanying notes are an integral part of the condensed consolidated financial statements.


ITEM 1
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the notes to the consolidated financial statements included in Morrison Restaurants Inc.'s annual report for the fiscal year ended June 4, 1994. The accompanying unaudited, condensed consolidated financial statements reflect all adjustments for normal recurring accruals and also include the accruals for the phase out of the L&N Seafood Grill concept and the remaining expenses to be incurred in connection with the sale/closing of the education, business and industry accounts. These adjustments are necessary, in the opinion of management, for a fair presentation of the financial position, the results of operations and the cash flows for the interim periods presented. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year.

NOTE B - NOTES AND MORTGAGES PAYABLE

During the quarter ended September 3, 1994, the Company retired the $12.0 million 8.88% Senior Promissory Note payable to Life Insurance Company of Georgia which was due in equal annual principal installments of $4.0 million, commencing December 31, 1994 through December 31, 1996. The note was paid with funds received from the sale of the education, business and industry contracts and assets. As a result, the restrictions on the incurring of additional indebtedness, minimum consolidated working capital and net worth requirements, as well as dividend payments and purchases of its capital stock (which were described in Note 8 of Notes to Consolidated Financial Statements of the Company's annual report for fiscal 1994) are no longer in effect.

On September 30, 1994, the Company entered into a five-year revolving line of credit with various banks which will allow the Company to borrow a total of $200.0 million over the next five years under various interest rate options. Commitment fees ranging from 0.0625% to 0.15% per annum are payable on the unused portion of the credit facility. The Company is not required to maintain compensating balances in connection with this agreement. At March 4, 1995, the Company had $50.0 million of borrowings outstanding with various banks under the terms of the agreement at interest rates ranging from 6.375% to 6.50% per annum. These loans, which under the terms of the credit agreement can have maturities of seven to 180 days, have been classified as current in the accompanying financial statements. Subsequent to the end of the quarter, the Company replaced the notes with notes for an equal amount with similar terms.


The credit agreement requires the Company, among other things, to maintain minimum levels of net worth and certain minimum financial ratios. Under the provisions of the net worth covenant, stockholders' equity available to pay cash dividends or purchase treasury stock was $35.5 million at March 4, 1995.

NOTE C - SUPPLEMENTAL CASH FLOW INFORMATION
In January 1995 the Company acquired, through the issuance of $9.0 million of Morrison common stock, all of the outstanding common stock of Tias, Inc. as described in Section 3.2, "Acquisition of Tias, Inc." The acquisition has been accounted for by the purchase method of accounting. The transaction had the following non-cash impact on the Company's third quarter balance sheet which would have been reflected as follows in the accompanying Cash Flow Statement had it been a cash transaction. (amounts shown in thousands)

Operating Activities
   Operating liabilities assumed in
    excess of operating assets	                     $   418
Investing Activities
   Property & Equipment received in
    acquisition of Tias, Inc.                       	(8,489)
Financing Activities
   Long-term debt assumed
    in acquisition                                     	777
   Stock issued in acquisition
    of Tias, Inc.                                    	9,000



ITEM 1
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D- MORRISON RESTAURANTS INC. AND SUBSIDIARIES
        SUPPLEMENTAL INFORMATION
        (IN THOUSANDS EXCEPT PER-SHARE DATA)
                                   THIRTEEN WEEKS ENDED     		           THIRTY-NINE WEEKS ENDED
				                                                           	%   	                                 		%
                         			 MAR. 4, 1995   	 MAR. 5, 1994  	 Change 	 MAR. 4, 1995 	  MAR. 5, 1994  Change

SALES:
	Ruby Tuesday Group	           $141,737        	$106,143       	34       	$375,759  	     $292,240  	   29
	Morrison Group	                129,872         	124,287  	      4        	389,583        	375,418  	    4
	Corporate and Other	               357  	            92  	      	             397  	          (58)
			                             271,966  	       230,522       	18        	765,739  	      667,600  	   15
	L&N* 	                               0          	16,503  	                     	0         	48,403
	B&I**	                               0  	        62,926  	      	               0  	      186,466
			                            $271,966  	      $309,951     	 (12) 	     $765,739  	     $902,469  	  (15)
OPERATING PROFIT:
	Ruby Tuesday Group	           $ 15,281        	$ 12,345       	24        $ 36,680  	     $ 30,240    	 21
	Morrison Group	                  9,584  	         8,287  	     16  	       30,465  	       25,938  	   17
 		                              24,865  	        20,632       	21         	67,145  	       56,178     	20
	L&N* 	                               0             	645               	     	   0           	(318)
	B&I**	                               0  	         1,898  	                    	 0  	        5,622
			                              24,865          	23,175  	      7  	       67,145         	61,482     	 9
	Corporate Expenses	             (3,135)         	(3,120) 	      0  	       (9,005)	        (8,699)  	   4
	Net Interest Income (Expense)	    (648)           	(181) 	                  	(297)	          (283)
	L&N Conversion/Closing Costs	        0               	0                  	(19,727)              0
	Net Gain on Sale/Closure
	 of B&I Contracts	                   0  	             0  	      	          46,782  	            0
	Income Before Income Taxes	     21,082  	        19,874        	6  	       84,898         	52,500
	Income Taxes	                    7,940  	         7,574  	      5  	       35,115  	       20,053
	Net Income		                  $ 13,142  	      $ 12,300  	      7      	 $ 49,783  	     $ 32,447

	Earnings per Common and
	Common Equivalent Share:
	Primary	                         $0.37  	         $0.33  		                 $1.38  	        $0.87
	Fully Diluted	                   $0.37  	         $0.33  		                 $1.38  	        $0.87

	Common and Common Equivalent
	Shares:
	Primary	                        35,473  	        37,556  		                36,041  	       37,481
	Fully Diluted	                  35,548  	        37,585  	      	          36,104  	       37,510

OPERATING PROFIT MARGINS:
 Ruby Tuesday Group	              10.8%            11.6%  		                  9.8%  	        10.3%
 Morrison Group	                   7.4%  	          6.7%  	      	            7.8%  	         6.9%

*	Represents the L&N Seafood Grill units of the Ruby Tuesday Group which are being converted or closed.

**	Represents the education, business and industry (B&I) contracts of the Morrison Group which were sold or closed.



ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In March 1994, the Board of Directors of the Company approved four-year financial and business plans for the Company and a strategy to invest in high-growth businesses that have or can obtain a dominant market position in their respective categories. Pursuant to this strategy, on June 27, 1994, the Company announced that it had reached a definitive agreement to sell certain of the education, business and industry (B&I) contracts and assets and plans to phase out its L&N Seafood Grill concept by converting certain units to its more profitable and successful Ruby Tuesday restaurants and Mozzarella's Cafes and selling or closing the remaining units. Management believed that while the education, business and industrial food service division was a growing and important segment of the Company, the Company was not likely to achieve dominance in that category. Management also believed that the Company's growth opportunities for casual dining had been and continue to be in the under $10 average check segment of the industry and thus determined to phase out the higher-priced L&N Seafood Grill concept and concentrate on expanding the Company's proven growth vehicles in the casual dining market.

Pursuant to the agreement entered into and announced on June 27, 1994, on August 8, 1994, the Company sold certain education, business and industry contracts and assets of the Morrison Group to Gardner Merchant Food Services, Inc., a wholly owned subsidiary of Gardner Merchant Ltd., for $100.0 million in cash. The Company announced it would close the remaining accounts and as of January 1, 1995 all of the accounts which were not sold to Gardner Merchant have been closed. The sale, net of related expenses and closing costs of approximately $11.1 million, resulted in a net pre-tax gain of $46.8 million.

The plan to phase out the L&N concept, as approved by the Board of Directors on June 27, 1994, provided for the conversion of 30 of the 38 L&N Seafood Grill units into other concepts and the sale or closing of the remaining units. As a result of a default on a licensing agreement with the Company, three additional L&N Seafood Grill units will likely revert to the Company and be sold or closed. Based on favorable operating results, management has decided at the beginning of the quarter ended March 4, 1995 to continue to operate four of the L&N Seafood Grill units as L&N's through the end of their remaining lease terms rather than converting or closing the units as originally planned. The sales and earnings of these four L&N units have been included in the operating results of the Ruby Tuesday Group in the current quarter. Operating results for the two quarters prior to management's decision were charged to the L&N closing/conversion reserve.

The Company's phase out plan presently calls for the conversion of 23 of the 41 L&N Seafood Grill units, the continued operation of four units and the closing or sale of 14 units. Funding for the conversion/closing of the L&N units has been provided by a combination of remaining proceeds from the sale of the B&I contracts and assets and ongoing operations and will continue to be financed by ongoing operations. The Company intends to complete the plan to phase out the L&N concept by the end of fiscal 1995 and as of March 4, 1995, the Company has converted 20 units, closed 11 units and currently has three units in the process of being converted.

The Company accrued approximately $19.7 million for costs to be incurred as a result of the phase out of the L&N concept consisting primarily of the following: losses on disposal of fixed assets net of anticipated proceeds and the net cost of related lease obligations for the units to be closed (approximately $11.6 million), expected operating losses during the phase out period (approximately $4.8 million), severance pay (approximately $1.1 million), and other losses on the conversion of units consisting primarily of the write off of fixed assets, inventory, and unamortized cost in excess of net assets acquired (approximately $2.2 million). At March 4, 1995, $8.4 million of expenses related to the phase out of the L&N concept had been charged against the reserve with $4.8 million of these charges related to fiscal 1995 L&N operating losses and the remaining $3.6 million related to write-offs of inventories, intangibles and other assets, severance pay and other expenses which were incurred as a result of the phase out of the L&N concept. At March 4, 1995, $11.3 million of the original reserves remain outstanding. A majority of these reserves relate to costs anticipated to be incurred to settle the lease obligations on units closed or to be closed. The Company anticipates settlement of most, if not all, of these leases in the fourth quarter.

1. FINANCIAL CONDITION

1.1 ASSETS
Total Assets at March 4, 1995 were $457.0 million, a $48.5 million increase from $408.5 million as of the prior fiscal year end. Cash and short-term investments were $5.7 million at March 4, 1995 which is a slight increase from the prior fiscal year total of $5.0 million. Accounts and Notes Receivable decreased $7.2 million to $25.9 million from $33.1 million at June 4, 1994. This fluctuation is the net result of a $9.6 million decrease in trade receivables primarily due to the sale of the B&I contracts and assets; an increase in vendor rebates due the Company of $2.3 million; and an increase in various other items of $0.1 million. Inventories decreased $2.7 million from $16.4 million at June 4, 1994. The decrease was primarily the result of the sale of the B&I contracts and assets offset by additional inventories resulting from new unit openings in the Ruby Tuesday Group. Prepaid expenses declined $3.1 million to $10.2 million primarily due to a reduction of prepaid income taxes. Deferred Tax Benefits increased $3.8 million to $15.6 million at March 4, 1995 primarily as a result of the effects of the phase out of the L&N Seafood Grill concept and the sale of certain B&I contracts and assets and the closure of the remaining B&I accounts. Property and Equipment increased $58.0 million from the prior fiscal year ended June 4, 1994. The increase is due to the net result of capital expenditures of $97.1 million, $8.5 million of assets acquired as a result of the Tias, Inc. acquisition, depreciation expense totaling $31.0 million, and $16.6 million in retirements ($10.0 million and $3.9 million of retirements resulting from the sale of the B&I contracts and assets and closure of the remaining B&I accounts, respectively). Capital expenditures consisted primarily of $80.7 million in the Ruby Tuesday Group and $14.4 million in the Morrison Group. The Company anticipates that during the remaining quarter of fiscal 1995 capital expansion will be financed by funds generated by operations and from borrowings on lines of credit as discussed in Section 1.4 "Short-Term Borrowings". Costs in excess of net assets acquired increased $4.0 million to $26.6 million at March 4, 1995 due to an additional $11.6 million from the acquisition of Tias, Inc. offset by a $6.8 million reduction due to the sale of the B&I contracts and assets in the first quarter of fiscal 1995 and systematic amortization throughout fiscal 1995. Other Assets decreased $7.2 million primarily as a result of the elimination of long-term notes receivable due from Tias, Inc. and a reduction in assets as a result of the sale of the B&I contracts and assets.

1.2. LIABILITIES
Total Liabilities at March 4, 1995 were $221.6 million, a $34.3 million increase from $187.3 million as of the end of the prior fiscal year. Accounts and Notes Payable at March 4, 1995 were $83.8 million, a $31.9 million increase from the end of the prior year. The increase is primarily due to $50.0 million in borrowings under the Company's revolving credit facility, $1.8 million in borrowings on the Company's other lines of credit and a $1.5 million net increase in trade accounts payable offset by the early retirement of the Life Insurance Company of Georgia note payable (the current portion of which was $4.0 million at year end), and repayment of the $17.4 million of short-term borrowings outstanding at June 4, 1994. Both the Life Insurance Company of Georgia note payable and the short-term borrowings were paid with proceeds from the sale of the B&I contracts and assets. Long-Term Debt decreased $7.4 million to $2.1 million at March 4, 1995 from the end of the prior year as a result of the early retirement of the Life Insurance Company of Georgia note payable offset by notes assumed in the Tias, Inc. acquisition.

1.3 WORKING CAPITAL
The Company had negative Working Capital of $89.1 million and the Current Ratio was .44 at March 4, 1995, compared to negative $43.0 million Working Capital and .65 Current Ratio at the end of the prior year. Borrowings under the Company's revolving line of credit, capital expenditures resulting from the Company's expansion, and stock purchases under the Company's stock repurchase program in amounts exceeding the proceeds from the sale of the B&I contracts and assets caused the decrease in the Company's working capital.

1.4 SHORT-TERM BORROWINGS
On September 30, 1994, the Company entered into a five-year revolving line of credit with various banks which will allow the Company to borrow a total of $200.0 million over the next five years under various interest rate options. The Company intends to borrow against this line during the remainder of fiscal 1995 to help finance the Company's expansion of operations. At March 4, 1995 the Company had $50.0 million in borrowings on this revolving line of credit. The weighted average interest rate on these borrowings during the quarter was 6.28%.

Subsequent to the end of the quarter ended March 4, 1995, the Company entered into an interest rate swap agreement to fix its fiscal 1996 interest costs. This swap agreement which has a notional amount accreting from $85.0 to $115.0 million effectively limits the interest rate to 7.02% per annum for a one year period commencing June 5, 1995.

In addition, at March 4, 1995, the Company had committed lines of credit amounting to $27.0 million and non-committed lines of credit amounting to $64.0 million with various banks at varying interest rates. These lines are subject to periodic review by each bank and may be canceled by the Company at any time. During the quarter ended March 4, 1995, borrowings on these lines of credit averaged $2.1 million.

1.5 LONG-TERM BORROWING
Long-term borrowing decreased $7.4 million from the prior year as a result of the early retirement of the Senior Promissory Note payable to Life Insurance Company of Georgia during the first quarter offset by additional liabilities assumed through the acquisition of Tias, Inc. The Life Insurance Company of Georgia note was repaid with proceeds from the sale of the education, business and industry contracts and assets.

1.6 CASH DIVIDENDS
Cash dividends paid during the third quarter of fiscal year 1995 amounted to $3.0 million. Dividends paid per share were $0.0875 for the third quarter, an increase of 5.0% from the same quarter of the prior fiscal year amount of $0.0833 per share.

2. RESULTS OF OPERATIONS

2.1 SALES
Total sales for the quarter ended March 4, 1995 decreased 12.3% from total sales for the same quarter of the prior year. Total sales for the 39 weeks ended March 4, 1995 decreased 15.2% from total sales for the same period of the prior year. The decrease for the quarter as compared to the same quarter in the prior year was the result of the decrease caused by the inclusion of all L&N unit sales and B&I sales in third quarter of fiscal 1994 ($79.4 million), offset by a 33.5% sales increase in the Ruby Tuesday Group and a 4.5% increase in the Morrison Group. The decrease in sales for the 39 weeks ended March 4, 1995 as compared to the 39 weeks ended March 5, 1994 was the net result of the decrease caused by the inclusion of all L&N unit sales and B&I sales in the fiscal 1994 period ($234.9 million), offset by a 28.6% sales increase in the Ruby Tuesday Group and a 3.8% increase in the Morrison Group. The sales increases in the Ruby Tuesday Group are primarily the result of additional units and an increase in same store sales. Excluding the effects of all prior year sales for L&N and B&I discussed above, consolidated sales increased 18.0% for the quarter and 14.7% year to date over the comparable prior fiscal year periods.

Excluding the L&N units from the prior year, the Ruby Tuesday Group had a net increase of 85 units when compared to the same quarter of the prior year. On March 4, 1995, the Ruby Tuesday Group was composed of 266 Ruby Tuesday restaurants, 45 Mozzarella's Cafes and 14 Tia's restaurants. For the quarter ended March 4, 1995 and for the duration of their lease terms, the four L&N units remaining open will be grouped with Mozzarella's Cafes.

The sales increase in the Morrison Group, excluding the B&I accounts, is attributable primarily to larger accounts in the Health Care Division and increased sales of the Quick Service Restaurants and Small Cafeterias in the Family Dining Division. On March 4, 1995 the Health Care Division was composed of 281 accounts in hospitals, nursing homes and other health-related facilities, and the Family Dining Division was composed of 175 units.

2.2 OPERATING COSTS AND EXPENSES
Total operating costs and expenses for the 13 and 39 weeks ended March 4, 1995 were $250.9 million and $680.8 million, respectively. Excluding the effects of L&N and B&I for each 13 and 39 week period, total operating costs and expenses were $250.9 million and $707.9 million in the current year compared to costs and expenses of $213.2 million and $620.4 million in the same periods of the prior fiscal year, an increase of $37.7 million or 17.7% for the 13 weeks and $87.5 million or 14.1% for 39 weeks ended March 4, 1995 over the comparable periods in the prior fiscal year.

The following discussion of costs and expenses excludes the effects of L&N and B&I for the prior year 13 and 39 week periods but includes costs and expenses in the current quarter of the four L&N units which remain operational. Cost of merchandise increased $11.6 million or 17.2% to $79.1 million for the 13 weeks and $23.6 million or 11.9% to $221.6 million for the 39 weeks ended March 4, 1995. These costs have decreased as a percentage of sales from the comparable period in the prior year as a result of improved cost controls and increased vendor discounts. Payroll and related costs increased $10.8 million or 13.2% to $92.9 million for the 13 weeks and $26.9 million or 11.3% to $264.6 million for the 39 weeks ended March 4, 1995. As a percentage of sales, payroll and related costs have decreased from 35.6% to 34.1% and from 35.6% to 34.5% for the 13 and 39 weeks ended March 4, 1995. These decreases as a percentage of sales were primarily due to improved experience for health and workers compensation claims. Other operating costs increased $10.7 million or 27.1% to $50.2 million for the 13 week period and $21.4 million or 18.2% to $138.6 million for the 39 weeks ended March 4, 1995. The increase in other operating costs for the quarter and year to date period are primarily due to increased expenses due to expanded operations in the Ruby Tuesday Group. Selling, general and administrative costs increased $2.4 million or 15.4% to $18.0 million for the 13 week period and $11.4 million or 26.3% to $54.7 million for the 39 weeks ended March 4, 1995. This increase for the quarter primarily results from expanded operations in the Ruby Tuesday Group and the year to date increase is primarily the result of the cost of the Company's expanded advertising strategy over the prior year. Costs and expenses when expressed as a percent of sales for the period ended March 4, 1995, excluding the L&N and B&I transactions in the current and prior year period, decreased to 92.2% from 92.5% for the quarter and to 92.4% from 92.9% for the year to date period. These decreases are largely attributable to the success of food-cost control programs.

2.3 PRE-TAX PROFIT
The consolidated pre-tax profit increased $1.2 million for the quarter and increased $32.4 million for the year to date period compared to the same periods of the prior year due to the net effects of the L&N phase out and the sale of the B&I contracts and assets coupled with the increased profits resulting from expansion of the business of the Company over the prior year. The consolidated year to date pre-tax profit excluding the effects of L&N and B&I discussed above was $57.8 million, an increase of $10.6 million or 22.6% over the same period of the prior year.

2.4 INCOME TAX EXPENSE
The effective income tax rates for the quarter and year to date period ended March 4, 1995 were 37.7% and 41.4%, respectively, as compared to 38.1% and 38.2% for the same periods of the prior year. Excluding the effects of B&I and L&N, the effective income tax rates would have been 37.7% and 37.8% for the quarter and year to date, respectively, down from 38.5% and 38.3% for the third quarter and year to date periods of the prior year primarily due to increased Targeted Jobs Tax Credits.

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

3. KNOWN EVENTS, UNCERTAINTIES AND TRENDS

3.1 FINANCIAL AND STOCK REPURCHASE PLANS
On March 30, 1994, the Board of Directors adopted a new financial strategy that places more emphasis on debt management and establishes a target capital structure which utilizes prudent amounts of debt to minimize the weighted average cost of capital while allowing the Company to maintain financial flexibility and the equivalent of an investment-grade (BBB) bond rating. The financial strategy sets a target debt-to-capital ratio of 60%, including operating leases. The plan also provides for repurchasing Company stock whenever cash flow exceeds funding requirements while maintaining the target capital structure. Accordingly, the Board approved the repurchase of up to an additional 2.5 million shares, bringing the total authorized for repurchase under all of the Company's stock repurchase plans and programs as of March 30, 1994, to 4.6 million shares. During the 39 weeks ended March 4, 1995, the Company repurchased 1.6 million shares of the Company's stock at an average purchase price of $26.84 per share leaving 2.4 million shares available for purchases under all of the Company's stock repurchase plans and programs.


3.2 ACQUISITION OF TIAS, INC.
On January 16, 1995, the Company completed the previously announced acquisition of Tias, Inc., a chain of Tex-Mex/Southwestern restaurants based in Dallas, Texas for $9.0 million in Morrison common stock (354,673 shares) and assumption of liabilities of approximately $12.8 million.

At the time of the acquisition of Tias, Inc. there were 12 Tia's restaurants in Dallas and Little Rock, Arkansas. Subsequent to
January 16, 1995 two additional units, which were under construction at the time of acquisition, were opened in Tampa, Florida.



PART II - OTHER INFORMATION
ITEM 1
LEGAL PROCEEDINGS

The Company is presently, and from time to time, subject to pending claims and suits arising in the ordinary course of its business. In the opinion of management, the ultimate resolution of these pending legal proceedings will not have a material adverse effect on the Company's operations or consolidated financial position.


ITEM 5
OTHER INFORMATION

At their regular quarterly meeting on March 29, 1995, the Board of Directors announced a regular cash dividend of eight and three-fourth cents per share, payable at the close of business on April
28, 1995 to shareholders of record as of April 14, 1995.



ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

	The following exhibits are filed as part of this report:

  Exhibit
    No.

   11	Computation of Primary and Fully Diluted Earnings Per Share

   27	Financial Data Schedule

(b) REPORTS ON FORM 8-K

The Company filed a Current Report on Form 8-K/A1 on January 3, 1995 amending a Current Report on Form 8-K dated July 27, 1994 reporting the proposed sale of certain education, business and industry (B&I) contracts and assets and the closure of the remaining B&I accounts and containing unaudited Pro Forma Financial Statements reporting the estimated effects of such sale/closure.

The Company filed a Current Report on Form 8-K/A1 on January 3, 1995 amending a Current Report on Form 8-K dated August 23, 1994 reporting the closing of the sale of certain education, business and industry (B&I) contracts and assets and the closure of the remaining B&I accounts and containing unaudited Pro Forma Financial Statements reporting the estimated effects of such sale/closure.

The Company filed a Current Report on Form 8-K dated January 5, 1995 announcing the appointment of Samuel E. (Sandy) Beall, III, the Company's President and Chief Executive Officer, as Chairman of the Board effective May 5, 1995 as part of an established transition process.

The Company filed a Current Report on Form 8-K, dated January 20,
1995 announcing completion of the acquisition of Tias, Inc., a chain of Tex-Mex/Southwestern restaurants based in Dallas, Texas.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     MORRISON RESTAURANTS INC.
                                        (Registrant)



04/18/95                           /s/ J. RUSSELL MOTHERSHED
 DATE	                               J. RUSSELL MOTHERSHED
	                                    Senior Vice President, Finance
	                                    (Senior Vice President and
                                    	Principal Accounting Officer)






	EXHIBIT INDEX


Exhibit
Number 	                     Description



11			Computation of Primary and Fully Diluted
     Earnings Per Share


27			Financial Data Schedule