Form 10-K
period 1995-06-03
MORRISON RESTAURANTS INC/
filed 1995-09-01
CIK 68270

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	     Washington, D.C. 20549

FORM 10-K
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended June 3, 1995
			      OR
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from           to

		Commission file number 1-12454

		      MORRISON RESTAURANTS INC.
      (Exact name of Registrant as specified in its charter)

	 DELAWARE                                  63-0475239
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)

4721 Morrison Drive, Mobile, Alabama                    36609
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


Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]


The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on August 4, 1995 as reported on the New York Stock Exchange, was approximately $621,218,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's common stock outstanding at August 4, 1995 was 34,532,900.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended June 3, 1995 are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive proxy statement dated August 25, 1995 are incorporated by reference into Part III.




				INDEX

			       PART I
							  Page
							 Number
Item 1.   Business                                         4 - 10

Item 2.   Properties                                      11 - 12

Item 3.   Legal Proceedings                                    13

Item 4.   Submission of Matters to a Vote of
       	  Security Holders                                     13

       	  Executive Officers of the Company               14 - 15

			      PART II

Item 5.   Market for the Registrant's Common Equity and
       	  Related Stockholder Matters                          16

Item 6.   Selected Financial Data                              16

Item 7.   Management's Discussion and Analysis of
       	  Financial Condition and Results of Operations        16

Item 8.   Financial Statements and Supplementary Data          17

Item 9.   Changes in and Disagreements with Accountants
       	  on Accounting and Financial Disclosure               17

			      PART III

Item 10.  Directors and Executive Officers of the
       	  Registrant                                           17

Item 11.  Executive Compensation                               18

Item 12.  Security Ownership of Certain Beneficial
       	  Owners and Management                                18

Item 13.  Certain Relationships and Related Transactions       18

			      PART IV
Item 14.  Exhibits, Financial Statement Schedules, and
       	  Reports on Form 8-K                             19 - 24


PART I
Item 1.     Business.

General

Morrison Restaurants Inc. (the "Company"), a Delaware corporation, was founded in 1920 as a unique cafeteria concept in Mobile, Alabama. In 1928, with just eight cafeterias, the Company had its first and only public stock offering. The first cash dividend on the common shares was declared in 1936, and dividends have been paid continuously for 59 years.

During its 75 year history the Company has diversified itself into various markets of the restaurant and contract-feeding industry. In April 1982 the Company entered the mid-scale casual dining market by acquiring Ruby Tuesdays. During the years which followed the Company added other casual dining concepts, including Mozzarella's Cafe ("Mozzarella's") and L&N Seafood Grill (L&N). At its June 27, 1994 meeting, the Company's Board of Directors approved the plan to phase out the L&N concept by converting a majority of the L&N units into other concepts and by selling or closing the remaining locations. In January, 1995 the Company completed the acquisition of Tia's, a chain of Tex-Mex restaurants, which allowed the Company to enter one of the fastest growing segments of the casual dining market.

During the Company's history it also acquired various contract-feeding companies and combined them with Company-developed contract-feeding business. In August, 1994 the Company sold certain of its education, business and industry ("B&I") contracts and assets to concentrate on management of restaurants and food-service accounts in hospitals and healthcare facilities. As with L&N, Management believed that B&I was not likely to become a dominant competitor. B&I accounts not sold were closed.

Revenues have surpassed one billion dollars for the fourth straight year in fiscal 1995, thus establishing the Company as one of the premier restaurant companies in the nation.

Operations

During fiscal 1995, the Company streamlined its business with the divestiture of L&N and B&I. Its remaining operations are structured into two primary groups: the Ruby Tuesday Group, comprised of the Ruby Tuesday Division and the Specialty Division, consisting of Mozzarella's and Tia's, and the Morrison Group, comprised of the
Health Care Division and the Family Dining Division.   Collectively,
the Company operates 798 restaurant operations, consisting of 333 casual dining restaurants and 465 retail and hospital cafeterias and Fresh Cooking outlets in 37 states and Washington, D.C.

Ruby Tuesday Group:

Ruby Tuesday
Ruby Tuesday's are casual, full-service restaurants with mahogany woods and whimsical artifacts, classic brass and Tiffany lamps which create a comfortable, nostalgic look and feel. Ruby Tuesday's menu is
based on variety, with something for just about everyone.       Some of
Ruby Tuesday's most popular entree items which are prepared fresh daily are: fajitas, baby-back ribs, chicken entrees as well as soups, sandwiches, salad bar, and signature "Tallcake" desserts in Strawberry and Chocolate-Oreo varieties. Entree selections range in price from $4.99 to $11.99. Servers are dressed in black pants, starched white shirts, colorful ties, and white bistro aprons.

Ruby Tuesday, with 275 units, concentrated primarily in the Northeast, Southeast, Mid-Atlantic and the Midwest, is the group's primary growth vehicle. The Company intends to open at least 50 additional units in fiscal 1996 with the majority of these in existing markets. New units range from 4,250 to 5,200 square feet with seating for 160 to 185 guests. Other than population and traffic volume, site criteria requirements for new units include annual household incomes ranging from $30,000 to $50,000, parking for at least 100 vehicles and accessibility and visibility of location.

Mozzarella's Cafe
Mozzarella's is a Company-developed, full-service restaurant with a menu that features a variety of pastas and thin-crust gourmet pizzas, along with made-from-scratch soups, entree salads and sandwiches, fresh seafood selections, prime steak and grilled chicken all prepared with signature recipes. Entree selections range in price from $4.99 to $13.99.

Mozzarella's decor is upbeat and colorful with polished wood trim and paneling, European poster art, strings of overhead lights and tile floors. Displays of olive oil, tomatoes, pasta and other food products contribute to the appeal of the restaurant. Servers approach the guests dressed in white button-down shirts accented with a colorful bow tie, black trousers and a red bistro apron.

With over 40 Company-owned establishments, Mozzarella's are primarily located in the Mid-Atlantic and the Southeast with particular concentration in the Washington, D.C. area, Florida and Virginia. The Company intends to open only five units in fiscal 1996 to concentrate on improving the operational efficiency and effectiveness of existing units. New restaurants typically range from 4,200 to 4,500 square feet and seat 140 to 160 visitors. Other than visibility and accessibility of site, potential sites must meet selected traffic and parking criteria, average annual household incomes greater than $40,000 and have space available for parking 100 or more automobiles.

Tia's Tex-Mex
Tia's, the newest concept of the Group, is a full-service, casual dining restaurant. The decor is reminiscent of a grand old Mexican restaurant with chandeliers replicating those from an old Mexican hotel, and colors, textures and artifacts that reflect the restaurants' genuine Southwestern heritage. Tortillas are made by hand in a display station which contributes to Tia's unique atmosphere.

Tia's menu items, which are all fresh and made from scratch, include an array of traditional Tex-Mex favorites such as: fajitas, enchiladas, tacos, nachos and quesadillas and a selection of unique grilled and sauteed dishes. The menu also provides the guest with a variety of appetizers and desserts. Entree items range in price from $4.50 to $11.95. Chips are cooked fresh throughout the day and served with just made salsa to every guest. Each guest is greeted by a casually dressed server wearing a camp shirt, in various colors, with the Tia's logo, blue jeans and short black aprons.

The Company had 14 Tia's operational at the end of fiscal 1995 and plans to open at least five units in fiscal 1996. New and existing units are to be located in the Southwest, Southeast and Mid-Atlantic regions. New units will have approximately 6100 to 6200 square feet with seating capacity for 180 visitors. New Tia's restaurants are considered in areas with annual household incomes from $40,000 to $50,000, with sites which are visible, accessible and provide at least 125 dedicated parking spaces, and meet certain population and traffic criteria.

Morrison Group:

Health Care Contracts
The Health Care Division, with 291 accounts, is one of the leading providers of food and nutrition services to hospitals and healthcare facilities across America. Accounts range in size from 100 bed specialty hospitals to facilities with over 2,000 beds.

Morrison has capitalized on its 75 years of expertise in operating restaurants to bring a retail-oriented mentality to healthcare clients. Along with managing the food service facilities, the Division also provides dietary services to some of the largest hospitals in America.

The Division offers its clients the flexibility to adjust programs, staffing and service plans to meet the changing needs of the industry. The Division is divided into ten teams. Each team includes a regional vice president, nutrition services specialist, culinary specialist, human resources director, support services coordinator and a director of business development which are dedicated to sharing the best industry practices and performance improvement ideas. The regional teams are supported by a corporate staff that includes nutrition services, marketing, sales, human resources, legal, finance, development and culinary services.

Morrison's Family Dining and Fresh Cooking Restaurants
Morrison's Cafeterias serve millions of classic, all-American, freshly prepared meals every year. Morrison's offers a wide variety of selections, refreshing salads, home-style entrees, freshly prepared vegetables, breads, and home-baked pie or other desserts all for a price ranging from $3.99 to $5.89.

Morrison's Fresh Cooking features many of Morrison's menu selections along with some new items such as Rotisserie Chicken. Morrison's Fresh Cooking offers several value meal combinations, as well as individually priced items such as freshly prepared vegetables and desserts. Some units feature a take-out shop.

The traditional cafeteria is approximately 10,000 square feet and seats approximately 250 customers. New cafeterias are being built in a more contemporary design of approximately 5,500 square feet (Small Cafeterias) which seat approximately 225 guests. The Small Cafeteria offers a roadhouse style appearance, with a curved service line which allows enhanced viewing of the menu items by the customer. The more decorative dining area, accompanied by booths and wooden tables and chairs, is set off from the serving line by a short wall for a feeling of openness. The Company is opening new cafeterias in proven market areas in the Southeast.

Industry Segments

The information appearing under the caption "Group Information" of the Registrant's Annual Report to Stockholders for the fiscal year ended June 3, 1995, and Note 2 of the Notes to Consolidated Financial Statements included in the Registrant's Annual Report to Stockholders for the fiscal year ended June 3, 1995 is incorporated herein by reference.


Research and Development

The Company does not engage in any material research and development activities. Numerous studies are made, however, on a continuing basis, to improve menus, equipment, and methods of operations, including planning for new food-service concepts.

Raw Materials

Raw materials essential to the operation of the Company's business are obtained from numerous sources but principally from PYA/Monarch under a cost-plus arrangement. The purchases from PYA/Monarch are in accordance with the Supply Agreement between the Company and PYA/Monarch which was entered into on July 8, 1988, in conjunction with the disposal by the Company of the Morco Industries division. If PYA/Monarch is unable to meet the Company's supply needs, the Company negotiates directly with primary suppliers to obtain competitive prices. The Company uses purchase commitment contracts to stabilize the potentially volatile pricing associated with certain commodities. Because of the relatively short storage life of inventories, limited storage facilities at the restaurants themselves, the Company's requirement for freshness and the numerous sources of goods, a minimum amount of inventory is maintained at the units. If necessary, all essential food, beverage and operational products are available and can be obtained from alternative suppliers in all cities in which the Company operates.

Trademarks of the Company

The Company has registered certain trademarks and service marks, with the United States Patent and Trademark Office; "Morrison's", "Ruby Tuesday", "Mozzarella's", and "Tia's" are four such marks. The Company believes that these and other related marks are of material importance to the Company's business. Registrations of the trademarks listed above expire from 2004 to 2005, unless renewed. In addition to the marks listed above, approval is pending for the mark of "Morrison's Fresh Cooking" by the Company.

Seasonality

The Company's business is moderately seasonal. Average restaurant sales of the Company are slightly higher during the winter months than during the summer months.


Working Capital Practices

Cash provided by operations, along with borrowings under the Company's revolving line of credit, are invested in new unit expansion and the renovation of existing units. Cash available during the year is used to repurchase shares of the Company's common stock.

Additional information concerning the working capital of the Company is incorporated herein by reference to information presented within the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 1995 Annual Report to Stockholders.

Customer Dependence

No material part of the business of the Company is dependent upon a single customer, or a very few customers, the loss of any one of which would have a material adverse effect on the Company.

Competition

The Company's activities in the restaurant industry are subject to vigorous competition relating to restaurant location and service, as well as quality, variety and value perception of the food products offered. The Company is in competition with other food service operations, with locally-owned operations as well as national and regional chains that offer the same type of services and products as the Company.

Government Compliance

The Company is subject to various licensing and regulations at both the state and local levels for items such as zoning, land use, sanitation, alcoholic beverage control, health and fire safety all of which could delay the opening of a new restaurant or the operation of an existing unit. The Company's business is subject to various other regulations at the federal level such as health care, minimum wage, and fair labor standards. Compliance with these regulations has not had, and is not expected to have, a material adverse effect on the Company's operations.

There is no material portion of the Company's business that is subject to renegotiation of profits or termination of contracts or sub-contracts at the election of the Government.


Environmental Compliance

Compliance with federal, state and local laws and regulations which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Company.

Personnel

The Company employs approximately 36,000 full-time and part-time employees. The Company believes that working conditions are favorable and employee compensation is comparable with its competition.

International Operations

All of Company-owned operations are located within the United States. On March 30, 1995 the Company entered into a development agreement (the "Agreement") with Jardine Pacific Restaurants Group Limited (the "Developer") to open a minimum of eight, 20, and 38 Ruby Tuesday restaurants in the Asia-Pacific region by the end of the third, sixth, and tenth anniversaries of the date of the Agreement, respectively. Under the terms of the Agreement the Company is to receive a licensing fee on the first seven Ruby Tuesday restaurants opened by the Developer in the Asia-Pacific region and royalties, from all units, derived as applicable, from sales or profits as defined in the Agreement. The Company does not expect this Agreement to have a material effect on future operations, nor is it currently engaged in material operations in foreign countries.


Item 2.  Properties.

Information regarding the locations of the Company's Ruby Tuesday Group and Morrison Group (retail and hospital cafeterias) operations is shown in the list below. Of the 507 Company-operated restaurants (Ruby Tuesday Group and retail cafeteria operations), the Company owned the building and held long-term land leases for 61 restaurants, owned the land and building for 38 restaurants, held leases covering land and building for 407 restaurants and owned the land and leased the building for one unit. The nature of the Health Care Division of the Morrison Group is professionally managing food and related service systems on client-owned property. Vending services on client-owned facilities complement this program. Initial lease terms expire at various dates over the next 24 years and may provide for escalation of rents during the lease terms. Most of these leases provide for additional contingent rents based upon sales volume and contain options to renew (at adjusted rentals for some leases). The Company has a policy to remodel units as needed. Facilities and equipment are repaired and maintained to assure their adequacy, productive capacity and utilization. Except for certain administrative support of the Morrison Group, the administrative personnel of the Company are located in the executive and administrative headquarters building located in Mobile, Alabama. The administrative headquarters has a lease term ending in 1998 and provides an option to purchase at a nominal amount at the end of the initial lease term. This building was financed through the sale of Industrial Development Revenue Bonds from the Industrial Development Board of the City of Mobile, Alabama. The administrative personnel of the Morrison Group are located in Atlanta, Georgia in approximately 20,000 square feet of a leased building.

Additional information concerning the properties of the Company and the lease obligations of the Company and its subsidiaries is incorporated herein by reference to Note 8 of the Notes to Consolidated Financial Statements included in the Annual Report to Stockholders for the fiscal year ended June 3, 1995.



Item 2. Properties (continued)


Information regarding the location by state and the number of the Company's Ruby Tuesday and Morrison Group operations is shown below.

               		Ruby                                    Ruby
	               Tuesday    Morrison                     Tuesday     Morrison
   State         Group      Group          State         Group       Group
  Alabama          16          48        Minnesota         3

  Arkansas          3           1        Mississippi       5          20

  Arizona           2           9        Missouri          4          15

  California                   29        Nebraska          2

  Colorado          1           2        New Hampshire                 1

  Connecticut       6           2        New Jersey        8           4

  District of                            New York         23           7
  Columbia          1           3
                                   					 North Carolina    6           9
  Delaware          3           1
                                   					 Ohio             12          14
  Florida          51          78
                                   					 Oklahoma                      2
  Georgia          35          46
                                   					 Pennsylvania     16          17
  Illinois          9           8
                                    				 Rhode Island      1
  Indiana           4           5
                                   					 South Carolina    7          17
  Iowa              1
                                   					 Tennessee        23          25
  Kentucky          5          16
                                   					 Texas            12          20
  Louisiana         3           8
                                   					 Vermont                       1
  Maine             1           5
                                   					 Virginia         36          27
  Maryland         14          11
                                   					 West Virginia                 4
  Massachusetts     4           6
	                                     		 Wisconsin         2
  Michigan         14           4


Item 3.  Legal Proceedings.

The Company is presently, and from time to time, subject to pending claims and suits arising in the ordinary course of its business. In the opinion of Management, the ultimate resolution of these pending legal proceedings will not have a material adverse effect on the Company's operations or consolidated financial position.



Item 4.  Submission of Matters to a Vote of Security Holders.

None.



Executive Officers of the Company.

Executive officers of the Company are appointed by and serve at the discretion of the Company's Board of Directors. Information regarding the Company's executive officers as of August 4, 1995 is provided below.

                                                 							  Executive
							                                                    Officer
Name                  Age     Position with the Company     Since


S. E. Beall, III       45     Chief Executive Officer        1982


R. D. McClenagan       47     President,                     1985
                     			      Ruby Tuesday Division

R. L. Tatum            55     President,                     1993
                     			      Family Dining Division

P. G. Hunt             59     Senior Vice President,         1972
			                           General Counsel and
			                           Secretary

J. R. Mothershed       47     Senior Vice President,         1992
                       	      Finance

R. Vilord              59     Senior Vice President,         1993
			                           Human Resources

A. R. Johnson          43     President, Specialty           1993
                      		      Division

G. Davenport           41     President, Morrison's          1994
			                           Health Care Division


Mr. Beall was elected Chief Executive Officer and Chairman of the Board effective May 5, 1995. Mr. Beall served as
President and Chief Executive Officer from June 6, 1992 to May
4, 1995 and as President and Chief Operating Officer from
September, 1986 to June, 1992.

Mr. McClenagan was appointed President of the Ruby Tuesday
Division in March, 1994. He served as President of the Ruby
Tuesday Group from April, 1990 to March, 1994 and as Senior
Vice President of the Specialty Restaurant Division from
March, 1985 to April, 1990.

Mr. Tatum was appointed President of the Family Dining
Division in March, 1994. Previously, he was Senior Vice
President of Morrison's Family Dining Group and was appointed
President of Morrison's Family Dining Group in March, 1993.

Mr. Hunt joined the Company in June, 1968 and was named Senior
Vice President, General Counsel and Secretary in September,
1985.  From December, 1984, to September, 1985, he served as
Vice President, General Counsel and Secretary.

Mr. Mothershed joined the Company in July, 1972 and was named
Senior Vice President, Finance in March, 1994.  He served as
Vice President, Controller and Treasurer from March, 1989 until March, 1994.

Mr. Vilord joined the Company in April, 1988 and was named
Senior Vice President of Human Resources in June, 1993. He served as Vice President of Purchasing from October, 1989 until June, 1993.

Mr. Johnson was named President, Specialty Division in March, 1994. Prior thereto, he served as Senior Vice President, Marketing from June, 1993 to March, 1994 and as Vice President, Marketing of the Ruby Tuesday Group from November, 1992 to June, 1993. Prior to joining the Company in November, 1992, Mr. Johnson was a consultant to the Ruby Tuesday Group.

Mr. Davenport joined the Company in November, 1973 and was appointed President of the Health Care Division in November, 1993. Previously, he served as Regional Vice President of the Hospitality Group and was promoted to Senior Vice President, Hospitality Group in February, 1990.


PART II

Item 5.  Market for the Registrant's Common Equity and Related
       Stockholder Matters.

Certain information required by this item is incorporated herein by reference to Note 15 of the Notes to Consolidated Financial
Statements of the Registrant's Annual Report to Stockholders for the fiscal year ended June 3, 1995.

Under various financing agreements, the Company has agreed to restrict dividend payments (other than stock dividends) and purchases of its capital stock to amounts (collectively, "Restricted Payments") based on earnings after fiscal year 1994. Specifically, the maximum amount available for Restricted Payments at any time is an amount equal to the sum of $175,000,000 plus 50% (or minus 100% in the case of a deficit) of Consolidated Net Earnings for the period commencing on June 5, 1994, and terminating at the end of the last fiscal quarter preceding the date of any proposed Restricted Payment. At June 3, 1995, the maximum amount of permissible Restricted Payments was $39,407,000.

Item 6.  Selected Financial Data.

The information contained under the caption "Summary of Operations" of the Registrant's Annual Report to Stockholders for the fiscal year ended June 3, 1995 is incorporated herein by reference. See also the information relating to the sale of B&I contracts and assets under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Registrant's Annual Report to Stockholders for the fiscal year ended June 3, 1995 for factors that effect the comparability of the information reflected in selected financial data.

Item 7.  Management's Discussion and Analysis of Financial
	 Condition and Results of Operations.

The information contained under the caption "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" of the Registrant's Annual Report to Stockholders for the fiscal year ended June 3, 1995 is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data.

The following consolidated financial statements and the related report of the Company's independent auditors contained in the Registrant's Annual Report to Stockholders for the fiscal year ended June 3, 1995, are incorporated herein by reference:

     Consolidated Statements of Income - Fiscal years ended
     June 3, 1995, June 4, 1994 and June 5, 1993.

     Consolidated Balance Sheets - As of June 3, 1995 and June 4,
     1994.

     Consolidated Statements of Stockholders' Equity - Fiscal years ended June 3, 1995, June 4, 1994 and June 5, 1993.

     Consolidated Statements of Cash Flows - Fiscal years ended
     June 3, 1995, June 4, 1994 and June 5, 1993.

     Notes to Consolidated Financial Statements.


Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

None.


PART III

Item 10. Directors and Executive Officers of the Company.

(a) The information regarding directors of the Company is incorporated herein by reference to the information set forth in the table captioned "Director and Director Nominee Information" under "Election of Directors" in the definitive proxy statement of the Registrant dated August 25, 1995, relating to the Registrant's annual meeting of stockholders to be held on September 27, 1995.

(b) Pursuant to Form 10-K General Instruction G(3), the information regarding executive officers of the Company has been included in Part I of this Report under the caption "Executive
Officers of the Company".


Item 11.  Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions "Executive Compensation" and "Election of Directors - Directors' Fees and Attendance" in the definitive proxy statement of the Registrant dated August 25, 1995 relating to the Registrant`s annual meeting of stockholders to be held on September 27, 1995.


Item 12.  Security Ownership of Certain Beneficial Owners and
	  Management.

The information required by this Item 12 is incorporated herein by reference to the information set forth in the table captioned "Beneficial Ownership of Common Stock" under "Election of Directors" in the definitive proxy statement of the Registrant dated August 25, 1995, relating to the Registrant's annual meeting of stockholders to be held on September 27, 1995.

Item 13.  Certain Relationships and Related Transactions.

The information required by this Item 13 is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in the definitive proxy statement of the Registrant dated August 25, 1995, relating to the Registrant's annual meeting of stockholders to be held on September 27, 1995.



PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
Reports on Form 8-K.

(a) The following documents are incorporated by reference into or are filed as a part of this report:

     1.  Financial Statements:

The following consolidated financial statements and the independent auditors' report thereon, included in the Registrant's Annual Report to Stockholders for the fiscal year ended June 3, 1995, a copy of which is contained in the exhibits to this report, are incorporated herein by reference:

						 Page Reference
						 in paper version
						 of Annual Report
						 to Shareholders
	 Consolidated Statements of Income for
	 the fiscal years ended June 3, 1995,
	 June 4, 1994 and June 5, 1993                    36

	 Consolidated Balance Sheets as of
	 June 3, 1995 and June 4, 1994                    37

	 Consolidated Statements of Stockholders'
	 Equity for the fiscal years ended
	 June 3, 1995, June 4, 1994 and
	 June 5, 1993                                     38

	 Consolidated Statements of Cash Flows
	 for the fiscal years ended June 3, 1995,
	 June 4, 1994 and June 5, 1993                    39

	 Notes to Consolidated Financial Statements       40 - 47

	 Report of Independent Auditors                   48



     2.  Financial statement schedules:

	 Report of Independent Auditors                   23

	 Schedule II - Valuation and Qualifying
	 Accounts for the fiscal years ended June 3,
	 1995, June 4, 1994 and June 5, 1993              27

Financial statement schedules other than those shown above are omitted because they are either not required or the required information is shown in the financial statements or notes thereto.

3. Exhibits

The following exhibits are filed as part of this report:

                	MORRISON RESTAURANTS INC. AND SUBSIDIARIES
                            	LIST OF EXHIBITS

Exhibit
Number                Description
3(a)            Certificate of Incorporation as amended.

3(b)            Bylaws as restated and amended.

4(a)            Reference is made to Articles IV, V, VII, and X of the Certificate
               	of Incorporation and Articles II, VI, VIII, IX and XIII of the
		              Bylaws incorporated by reference as Exhibits 3(a) and 3(b) hereto,
		              respectively.

4(b)            Rights Agreement.(6)

10(a)           Executive Supplemental Pension Plan together with First Amendment
              		made June 30, 1994 and Second Amendment made July 31, 1995.*

10(b)           Morrison Restaurants Inc. Stock Incentive Plan.*(2)

10(c)           Morrison Restaurants Inc. Stock Incentive and Deferred Compensation
              		Plan for Directors together with first amendment dated June 29,
              		1995.*

10(d)           1993 Executive Stock Option Program.*(2)

10(e)           1993 Management Stock Option Program (July 1, 1993 - June 30,
              		1996).*(2)

10(f)           Morrison Restaurants Inc. Long-Term Incentive Plan.*(7)

10(g)           Morrison Restaurants Inc. 1987 Stock Bonus and Non-Qualified Stock
              		Option Plan, and Related Agreement.*(8)
Exhibit
Number                 Description
10(h)           Morrison Restaurants Inc. 1993 Non-Executive Stock Incentive
	              	Plan.*(2)

10(i)           Morrison Restaurants Inc. Deferred Compensation Plan, as restated
	              	effective January 1, 1994 together with amended and restated Trust
		              Agreement (dated December 1, 1992) to the Deferred Compensation
              		Plan.*

10(j)           Credit Agreement dated as of September 30, 1994 among Morrison
              		Restaurants Inc., Trust Company Bank as Agent and Administrative
              		Agent and the cap lender named on the signature pages thereto,
              		together with forms of cap revolving cap credit cap note, Money
              		Market Note, and Subsidiary Guaranty Cap Agreement.(11)

10(k)           Stock Purchase Agreement dated as of January 16, 1995 by and among
              		the Registrant and certain stockholders of Tias, Inc. listed on the
              		signature pages thereto.(10)

10(l)           Intentionally omitted

10(m)           Supply Agreement between Morrison Restaurants Inc. and PYA/Monarch,
              		Inc.(5)

10(n)           Morrison Restaurants Inc. Management Retirement Plan together with
              		First Amendment made June 30, 1994 and Second Amendment made July
              		31, 1995.*

10(o)           Asset Purchase Agreement dated June 27, 1994, by and among Morrison
		              Restaurants Inc. and Gardner Merchant Food Services, Inc. and the
              		related exhibits to such agreement.(9)

10(p)           Morrison Restaurants Inc. Salary Deferral Plan as amended and
              		restated December 31, 1993 together with amended and restated Trust
              		Agreement (effective January 1, 1994) First and Second Amendments to
              		the Plan dated October 21, 1994 and June 30, 1995, respectively and
              		the First Amendment to the Trust Agreement made June 30, 1995.*

10(q)           Executive Group Life and Executive Accidental Death and
              		Dismemberment Plan.*(4)

10(r)           Form of Morrison Restaurants Inc. Change of Control Agreement
              		entered into with S.E. Beall, III, G.A. Davenport, P.G. Hunt, A.R.
              		Johnson, R.D. McClenagan, J.R. Mothershed, R.L. Tatum and R.
              		Vilord.*(3)

10(s)           Non-Qualified Option Agreement between the Company and Mr. E.E.
              		Bishop, dated January 30, 1987.*(3)


Exhibit
Number                 Description
10(t)           Non-Qualified Option Agreement between the Company and Mr. S.E.
              		Beall, III dated January 30, 1987.*(3)

10(u)           Intentionally omitted.

10(v)           Form of Non-Qualified Stock Option Agreement for Executive Officers
              		Pursuant to the Morrison Restaurants Inc. Stock Incentive Plan.*(2)

10(w)           Loan Agreement between Morrison Restaurants Inc. and Tias, Inc.
              		dated November 19, 1993 together with notes dated November 19,
               	1993.(1)

10(x)           First Amendment to Morrison Restaurants Inc. Stock Incentive
              		Plan.*(1)

10(y)           First Amendment to Morrison Restaurants Inc. Long-Term Incentive
              		Plan.*(1)

10(z)           Amendments to Morrison Restaurants Inc. 1987 Stock Bonus and Non-
              		Qualified Stock Option Plan.*(1)

10(a)(a)        Morrison Restaurants Inc. Executive Life Insurance Plan.*(1)

10(b)(b)        Performance Stock Rights Agreement dated July 1, 1993 between the
              		Company and S. E. Beall.*(1)

10(c)(c)        Letter agreement dated May 20, 1994 between the Company and J. B.
              		Byrum relating to severance, salary continuation and commission
              		arrangements.(1)

10(d)(d)        Stock Purchase Agreement dated June 3, 1994 between Custom
              		Management Corporation, a wholly-owned subsidiary of the Company
              		("CMC"), and J. B. Byrum relating to the sale of the Company's 35%
              		equity interest in Morrison-Crothall Support Services, Inc. together
              		with promissory note in the principal amount of $400,000, Guarantee
              		and Stock Pledge Agreement.(1)

11              Statement regarding computation of per share earnings.

13              Annual Report to Shareholders for the fiscal year ended June 5, 1993
               	(Only portions specifically incorporated by reference in the Form
               	10-K are being filed herewith).

21              Subsidiaries of Registrant.

23              Consent of Independent Auditors.

27              Financial Data Schedule

                 			      MORRISON RESTAURANTS INC.

	                       			  EXHIBIT FOOTNOTES

Exhibit
Footnote                Description
 *              Management contract or compensatory plan or arrangement.


(1)             Incorporated by reference to Exhibit of the same number in the
              		Registrant's Annual Report on Form 10-K for the fiscal year ended
              		June 4, 1994.

(2) Incorporated by reference to Exhibit of the same number in the Registrant's Annual Report on Form 10-K for the fiscal year ended
              		June 5, 1993.

(3)             Incorporated by reference to Exhibit of the same number in the
              		Registrant's Annual Report on Form 10-K for the fiscal year ended
              		June 2, 1990.

(4) Incorporated by reference to Exhibit of the same number in the Registrant's Annual Report on Form 10-K for the fiscal year ended
              		June 3, 1989.

(5)             Incorporated by reference to Exhibit of the same number in the
              		Registrant's Annual Report on Form 10-K for the fiscal year ended
              		May 28, 1988.

(6)             Incorporated by reference to Exhibit 4.1 to the Registrant's
              		Quarterly Report on Form 10-Q for the fiscal quarter ended February
              		28, 1987.

(7)             Incorporated by reference to Exhibit 28 of the Registrant's
              		Registration Statement No. 2-97120 on Form S-8.

(8)             Incorporated by reference to Exhibit 28.1 of the Registrant's
              		Registration Statement No. 33-13593 on Form S-8.

(9)             Incorporated by reference to Exhibit (2) in the Registrant's Form
              		8-K dated July 27, 1994.

(10)            Incorporated by reference to Exhibit (2) in the Registrant's Form
              		8-K dated January 17, 1995.

(11)            Incorporated by reference to Exhibit of the same number in the
              		Registrant's Report on Form 10-Q for the fiscal quarter ended
              		December 3, 1994.



(b) The Registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.


(c) Exhibits filed with this report are attached hereto.


(d) The financial statement schedules listed in subsection
    (a) (2) above are attached hereto.






                                                             										  SCHEDULE II


                 				    MORRISON RESTAURANTS INC. AND SUBSIDIARIES



				                         VALUATION AND QUALIFYING ACCOUNTS
		     FOR THE FISCAL YEARS ENDED JUNE 3, 1995, JUNE 4, 1994 AND JUNE 5, 1993
	                        				    (DOLLARS IN THOUSANDS)





	       COLUMN A                              COLUMN B              COLUMN C           COLUMN D       COLUMN E
								                                                            ADDITIONS
		                                                                                        (A)
					                                        BALANCE AT      CHARGED TO    CHARGED                  BALANCE AT
                                    				     BEGINNING       COSTS AND    TO OTHER                     END
	    DESCRIPTION                              OF PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS    OF PERIOD
   YEAR ENDED JUNE 3, 1995:
   Trade receivables:
     Allowance for doubtful accounts........  $  2,622      $      0      $     0      $    981      $  1,641

   YEAR ENDED JUNE 4, 1994:
   Trade receivables:
     Allowance for doubtful accounts........  $  3,087      $      4      $     0      $    469      $  2,622

   YEAR ENDED JUNE 5, 1993:
   Trade receivables:
     Allowance for doubtful accounts........  $  3,021      $    551      $     0      $    485      $  3,087




















     Notes:
       (A)  Write-off of trade receivables determined to be uncollectible against the allowance for doubtful
	    accounts.



                 			 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       				 MORRISON RESTAURANTS INC.


Date 08/28/95            By:/s/ Samuel E. Beall, III
                         			    Samuel E. Beall, III
			                             Chief Executive Officer
			                             and Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date 08/28/95            By:/s/ Samuel E. Beall, III
                         			    Samuel E. Beall, III
		                         	    Chief Executive Officer
		                         	    and Chairman of the Board


Date 08/28/95            By:/s/ J. Russell Mothershed
                           	    J. Russell Mothershed
                         			    Senior Vice President, Finance
                         			    (Principal Accounting Officer)


Date 08/28/95            By:/s/ Wallace R. Bunn
                         			    Wallace R. Bunn
                         			    Director


Date 08/28/95            By:/s/ J. B. McKinnon
                          		    J. B. McKinnon
			                             Director




Date 08/28/95            By:/s/ Donald Ratajczak
                          		    Dr. Donald Ratajczak
                                Director


Date 08/28/95            By:/s/ Dolph W. von Arx
                         			    Dolph W. von Arx
	                         		    Director




Date
                        			    Claire L. Arnold
                        			    Director


Date
                        			    E. E. Bishop
			                            Director


Date
                        			    Arthur R. Outlaw
                        			    Vice-Chairman of the Board


Date
                        			    Dr. Benjamin F. Payton
                        			    Director



          	      MORRISON RESTAURANTS INC. AND SUBSIDIARIES
			                         LIST OF EXHIBITS

Exhibit
Number                Description
3(a)            Certificate of Incorporation as amended.

3(b)            Bylaws as restated and amended.

4(a)            Reference is made to Articles IV, V, VII, and X of the Certificate of
              		Incorporation and Articles II, VI, VIII, IX and XIII of the Bylaws
              		incorporated by reference as Exhibits 3(a) and 3(b) hereto,
              		respectively.

4(b)            Rights Agreement.(6)

10(a)           Executive Supplemental Pension Plan together with First Amendment made
              		June 30, 1994 and Second Amendment made July 31, 1995.*

10(b)           Morrison Restaurants Inc. Stock Incentive Plan.*(2)

10(c)           Morrison Restaurants Inc. Stock Incentive and Deferred Compensation
              		Plan for Directors together with first amendment dated June 29, 1995.*

10(d)           1993 Executive Stock Option Program.*(2)

10(e)           1993 Management Stock Option Program (July 1, 1993 - June 30,
              		1996).*(2)

10(f)           Morrison Restaurants Inc. Long-Term Incentive Plan.*(7)

10(g)           Morrison Restaurants Inc. 1987 Stock Bonus and Non-Qualified Stock
              		Option Plan, and Related Agreement.*(8)

10(h)           Morrison Restaurants Inc. 1993 Non-Executive Stock Incentive Plan.*(2)

10(i)           Morrison Restaurants Inc. Deferred Compensation Plan, as restated
              		effective January 1, 1994 together with amended and restated Trust
              		Agreement (dated December 1, 1992) to the Deferred Compensation Plan.*

10(j)           Credit Agreement dated as of September 30, 1994 among Morrison
              		Restaurants Inc., Trust Company Bank as Agent and Administrative Agent
              		and the cap lender named on the signature pages thereto, together with
              		forms of cap revolving cap credit cap note, Money Market Note, and
               	Subsidiary Guaranty Cap Agreement.(11)

10(k)           Stock Purchase Agreement dated as of January 16, 1995 by and among the
              		Registrant and certain stockholders of Tias, Inc. listed on the
              		signature pages thereto.(10)
Exhibit
Number                 Description
10(l)           Intentionally omitted

10(m)           Supply Agreement between Morrison Restaurants Inc. and PYA/Monarch,
              		Inc.(5)

10(n)           Morrison Restaurants Inc. Management Retirement Plan together with
              		First Amendment made June 30, 1994 and Second Amendment made July 31,
		              1995.*

10(o)           Asset Purchase Agreement dated June 27, 1994, by and among Morrison
		              Restaurants Inc. and Gardner Merchant Food Services, Inc. and the
              		related exhibits to such agreement.(9)

10(p)           Morrison Restaurants Inc. Salary Deferral Plan as amended and restated
              		December 31, 1993 together with amended and restated Trust Agreement
              		(effective January 1, 1994) First and Second Amendments to the Plan
              		dated October 21, 1994 and June 30, 1995, respectively and the First
               	Amendment to the Trust Agreement made June 30, 1995.*

10(q)           Executive Group Life and Executive Accidental Death and Dismemberment
              		Plan.*(4)

10(r)           Form of Morrison Restaurants Inc. Change of Control Agreement entered
              		into with S.E. Beall, III, G.A. Davenport, P.G. Hunt, A.R. Johnson,
              		R.D. McClenagan, J.R. Mothershed, R.L. Tatum and R. Vilord.*(3)

10(s)           Non-Qualified Option Agreement between the Company and Mr. E.E.
              		Bishop, dated January 30, 1987.*(3)

10(t)           Non-Qualified Option Agreement between the Company and Mr. S.E. Beall,
              		III dated January 30, 1987.*(3)

10(u)           Intentionally omitted.

10(v)           Form of Non-Qualified Stock Option Agreement for Executive Officers
              		Pursuant to the Morrison Restaurants Inc. Stock Incentive Plan.*(2)

10(w)           Loan Agreement between Morrison Restaurants Inc. and Tias, Inc. dated
               	November 19, 1993 together with notes dated November 19, 1993.(1)

10(x)           First Amendment to Morrison Restaurants Inc. Stock Incentive Plan.*(1)

10(y)           First Amendment to Morrison Restaurants Inc. Long-Term Incentive
              		Plan.*(1)

10(z)           Amendments to Morrison Restaurants Inc. 1987 Stock Bonus and Non-
              		Qualified Stock Option Plan.*(1)


Exhibit
Number                 Description
10(a)(a)        Morrison Restaurants Inc. Executive Life Insurance Plan.*(1)

10(b)(b)        Performance Stock Rights Agreement dated July 1, 1993
              		between the Company and S. E. Beall.*(1)

10(c)(c)        Letter agreement dated May 20, 1994 between the Company and
              		J. B. Byrum relating to severance, salary continuation and
              		commission arrangements.(1)

10(d)(d)        Stock Purchase Agreement dated June 3, 1994 between Custom
              		Management Corporation, a wholly-owned subsidiary of the
              		Company ("CMC"), and J. B. Byrum relating to the sale of the
	              	Company's 35% equity interest in Morrison-Crothall Support
              		Services, Inc. together with promissory note in the
               	principal amount of $400,000, Guarantee and Stock Pledge
               	Agreement.(1)

11              Statement regarding computation of per share earnings.

13              Annual Report to Shareholders for the fiscal year ended June
              		5, 1993 (Only portions specifically incorporated by
              		reference in the Form 10-K are being filed herewith).

21              Subsidiaries of Registrant.

23              Consent of Independent Auditors.

27              Financial Data Schedule




             			   MORRISON RESTAURANTS INC.

	             		      EXHIBIT FOOTNOTES

Exhibit
Footnote                Description
 *              Management contract or compensatory plan or arrangement.

(1)             Incorporated by reference to Exhibit of the same number in the
              		Registrant's Annual Report on Form 10-K for the fiscal year ended
               	June 4, 1994.

(2) Incorporated by reference to Exhibit of the same number in the Registrant's Annual Report on Form 10-K for the fiscal year ended
              		June 5, 1993.

(3)             Incorporated by reference to Exhibit of the same number in the
              		Registrant's Annual Report on Form 10-K for the fiscal year ended
              		June 2, 1990.

(4) Incorporated by reference to Exhibit of the same number in the Registrant's Annual Report on Form 10-K for the fiscal year ended
              		June 3, 1989.

(5)             Incorporated by reference to Exhibit of the same number in the
              		Registrant's Annual Report on Form 10-K for the fiscal year ended
              		May 28, 1988.

(6)             Incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly
              		Report on Form 10-Q for the fiscal quarter ended February 28, 1987.

(7)             Incorporated by reference to Exhibit 28 of the Registrant's
              		Registration Statement No. 2-97120 on Form S-8.

(8)             Incorporated by reference to Exhibit 28.1 of the Registrant's
               	Registration Statement No. 33-13593 on Form S-8.

(9)             Incorporated by reference to Exhibit (2) in the Registrant's Form  8-K
              		dated July 27, 1994.

(10)            Incorporated by reference to Exhibit (2) in the Registrant's Form 8-K
              		dated January 17, 1995.

(11)            Incorporated by reference to Exhibit of the same number in the
               	Registrant's Report on Form 10-Q for the fiscal quarter ended December
	              	3, 1994.
