Form 10-Q
period 1995-09-02
MORRISON RESTAURANTS INC/
filed 1995-10-17
CIK 68270

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549

	      FORM 10-Q

 X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
	SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  SEPTEMBER 2, 1995

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

                          34,579,357
(Number of shares of $0.01 par value common stock outstanding as of October 7, 1995)

Exhibit Index appears on page 15


INDEX
                                                           PAGE
                                                          NUMBER
PART I - FINANCIAL INFORMATIONFP

     ITEM 1. FINANCIAL STATEMENTS


           CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
             SEPTEMBER 2, 1995 AND JUNE 3, 1995.............  3

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 2,
             1995 AND SEPTEMBER 3, 1994.....................  4

           CONDENSED CONSOLIDATED STATEMENTS OF CASH
             FLOWS FOR THE THIRTEEN WEEKS ENDED
             SEPTEMBER 2, 1995 AND SEPTEMBER 3, 1994........  5

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL
             STATEMENTS..................................... 6-7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS.................................. 8-11

PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS..............................  12

     ITEM 2. CHANGES IN SECURITIES.......................... NONE

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES................ NONE

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
        		     SECURITY HOLDERS.............................  12

     ITEM 5. OTHER INFORMATION.............................. 12-13

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............  13


SIGNATURES... ..............................................  14


PART I - FINANCIAL INFORMATION
ITEM 1
    MORRISON RESTAURANTS INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED BALANCE SHEETS
    (IN THOUSANDS EXCEPT PER-SHARE DATA)

                                                             SEPT. 2, 1995      JUNE 3, 1995
                                                              (UNAUDITED)        (AUDITED)
    ASSETS

    CURRENT ASSETS:
      Cash and short-term investments..................          $  8,706          $  8,321
      Receivables - Accounts and Notes (net)...........            27,799            29,043
      Inventories......................................            14,492            13,598
      Prepaid expenses.................................            10,868            17,492
      Deferred income tax benefits.....................             8,911            11,744
        Total Current Assets...........................            70,776            80,198

    PROPERTY AND EQUIPMENT - at cost...................           649,259           600,712
      Less accumulated depreciation and amortization...           266,486           255,549
                                                                  382,773           345,163

    COSTS IN EXCESS OF NET ASSETS ACQUIRED.............            27,000            27,187

    OTHER ASSETS.......................................            31,080            31,503

          TOTAL ASSETS.................................          $511,629          $484,051


    LIABILITIES & STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
      Accounts and notes payable.......................          $ 60,047          $ 58,793
      Other current liabilities........................            60,561            66,185
          Total Current Liabilities....................           120,608           124,978

    LONG-TERM DEBT.....................................            76,041            52,095

    OTHER DEFERRED LIABILITIES.........................            62,446            61,485

    STOCKHOLDERS' EQUITY:
      Common stock, $.01 par value
         (authorized:  100,000 shares;
         issued: 09/02/95 - 43,644 shares
         issued: 06/03/95 - 43,644 shares).............               436               436
      Capital in excess of par value...................            84,731            84,515
      Retained earnings................................           304,616           298,181
                                                                  389,783           383,132
      Less common stock held in treasury - at cost
      (9,092 shares @ 09/02/95; 9,119 shares @ 06/03/95)          137,249           137,639
                                                                  252,534           245,493

          TOTAL LIABILITIES & STOCKHOLDERS' EQUITY.....          $511,629          $484,051

    The accompanying notes are an integral part of the condensed consolidated financial statements


    MORRISON RESTAURANTS INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
    (IN THOUSANDS EXCEPT PER-SHARE DATA)
    (UNAUDITED)

                                           THIRTEEN WEEKS ENDED
                                       SEPT. 2, 1995  SEPT. 3, 1994

  SALES.................................   $272,225      $241,250

  OPERATING COSTS AND EXPENSES:
    Cost of merchandise.................     78,204        70,493
    Payroll and related costs...........     96,220        83,598
    Other operating costs...............     52,215        43,299
    Selling, general and administrative.     18,207        17,729
    Depreciation........................     11,348         8,656
    Interest expense net of
      interest income...................        901           150
    L&N conversion/closing costs........          0        19,727
    Net gain on sale/closure of
      B&I accounts......................          0       (46,782)
                                            257,095       196,870
  INCOME BEFORE PROVISION FOR
     INCOME TAXES.......................     15,130        44,380
  PROVISION FOR FEDERAL AND STATE
    INCOME TAXES........................      5,674        19,870
  NET INCOME............................   $  9,456      $ 24,510

  EARNINGS PER COMMON AND COMMON
    EQUIVALENT SHARE....................      $0.27         $0.67

  CASH DIVIDENDS PER SHARE PAID.........    $0.0875       $0.0833

  WEIGHTED AVERAGE SHARES USED IN
    EARNINGS PER SHARE COMPUTATION......     35,550        36,558


	The accompanying notes are an integral part of the condensed consolidated financial statements.



      MORRISON RESTAURANTS INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     (IN THOUSANDS)
     (UNAUDITED)


                                                             FOR THE 13-WEEKS ENDED

                                                        SEPT. 2, 1995    SEPT. 3, 1994



      CASH FROM OPERATIONS...........................        $27,557           $ 1,902


      INVESTING ACTIVITIES:
      Purchases of property and equipment............        (49,652)          (28,180)
      Proceeds from sale of B&I contracts and assets.              0           100,000
      Other..........................................           (110)             (985)

      NET CASH PROVIDED (USED)
       BY INVESTING ACTIVITIES.......................        (49,762)           70,835


      FINANCING ACTIVITIES:
      Early retirement of debt.......................              0           (12,000)
      Net change in borrowings.......................         25,005           (17,446)
      Stock repurchases..............................           (458)           (7,550)
      Dividends paid.................................         (3,021)           (2,942)
      Other..........................................          1,064               884

      NET CASH PROVIDED (USED)
       BY FINANCING ACTIVITIES.......................         22,590           (39,054)

      INCREASE IN CASH AND
         SHORT-TERM INVESTMENTS......................            385            33,683
      Beginning cash and short-term investments......          8,321             5,021

      Ending cash and short-term investments.........        $ 8,706           $38,704





	The accompanying notes are an integral part of the condensed consolidated financial statements.



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the notes to the consolidated financial statements included in Morrison Restaurants Inc.'s annual report for the fiscal year ended June 3, 1995. The accompanying unaudited, condensed consolidated financial statements reflect all adjustments for normal recurring accruals. These adjustments are necessary, in the opinion of management, for a fair presentation of the financial position, the results of operations and the cash flows for the interim periods presented. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year.

NOTE B - SUBSEQUENT EVENTS

On September 27, 1995 the Board of Directors approved a plan to spin off the Registrant's family dining and health-care businesses to shareholders to create three separate publicly held corporations.

Under the plan of distribution, Morrison Fresh Cooking, Inc. (a newly created corporation) will operate the business currently conducted by the Family Dining Division of the Morrison Group; Morrison Health Care, Inc. (a newly created corporation) will operate the business currently conducted by the Health Care Division of the Morrison Group; the name of the Company will be changed to Ruby Tuesday, Inc. which will operate the casual dining restaurant business currently conducted by the Ruby Tuesday Group.

	The plan of distribution is subject to a number of conditions, including receipt of a favorable tax ruling from the Internal
Revenue Service regarding the spinoff and approval by the Company's stockholders. It is contemplated that the distribution will occur late in the first calendar quarter of 1996.

ITEM 1
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C- MORRISON RESTAURANTS INC. AND SUBSIDIARIES
        SUPPLEMENTAL INFORMATION
        (IN THOUSANDS EXCEPT PER-SHARE DATA)
                                           THIRTEEN WEEKS ENDED
                                             					                   %
                                  	SEPT. 2, 1995  	SEPT. 3, 1994   Change


SALES:
	Ruby Tuesday Group..............   	  $145,627       $113,240      29
	Morrison Group..................       126,261        127,966      (1)
	Corporate and Other.............           337             44
 	                                 	   $272,225       $241,250      13
OPERATING PROFIT:
	Ruby Tuesday Group..............      $  8,776       $ 11,015     (20)
	Morrison Group..................         9,702          9,384       3
                                         18,478         20,399      (9)
	Corporate Expenses..............        (2,447)        (2,924)

	Net Interest Income (Expense)...	         (901)          (150)
	L&N Conversion/Closing Costs.... 	           0        (19,727)
	Net Gain on Sale/Closure
	 of B&I Contracts...............             0         46,782
	Income Before Income Taxes......	       15,130         44,380
	Income Taxes....................         5,674         19,870
	Net Income......................      $  9,456       $ 24,510

	Earnings per Common and
	Common Equivalent Share.........         $0.27          $0.67

	Common and Common Equivalent
	Shares..........................        35,550         36,558

OPERATING PROFIT MARGINS:
 Ruby Tuesday Group..............         6.0%           9.7%
 Morrison Group..................         7.7%           7.3%



ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL
The Company reported net income of $9.5 million for the quarter ended September 2, 1995, compared with $24.5 million reported for the corresponding quarter of the prior fiscal year. The decline in net income from the prior year primarily relates to the net tax effect in the prior year of the net gain on sale/closure of the education business and industry (B&I) accounts offset by the conversion/closing costs which resulted from the decision to phase out the L&N Seafood Grill (L&N) concept.

In the fiscal 1995 period, the Company accrued approximately $19.7 million for costs to be incurred as a result of the decision announced on June 27, 1994, to phase out the L&N concept. As of September 2, 1995, $14.3 million of expenses related to operating losses, the write-offs of inventories, intangibles and other assets, severance pay and other expenses had been charged against the reserve. The remaining $5.4 million reserve relates primarily to remaining asset write-offs and costs anticipated to be incurred to settle lease obligations on units closed.

The following table shows restaurant openings during the first quarter as well as total restaurants open at the end of the first quarter.

                                                            Total Open at End
                       1st Qtr. Openings  1st Qtr. Closings  of First Quarter
                         Fiscal  Fiscal    Fiscal  Fiscal    Fiscal   Fiscal
                          1996    1995      1996    1995      1996     1995
Ruby Tuesday Group:
  Ruby Tuesday             11      11         3       1        283      233
  Mozzarella's              3       1         0       0         47       25
  Tia's                     2      n/a        0     n/a         16      n/a
Morrison Group:
  Family Dining             2       1         2       1        151      151
  QSRs                      3       1         0       0         26       13
  Health Care Units         4      10         6      12        289      280

The Company estimates that approximately 35 additional Ruby Tuesday, Mozzarella's and Tia's units will be opened during the remainder of fiscal 1996. The Company also anticipates opening four additional Fresh Cooking restaurants in the remaining three quarters of fiscal 1996.

Company Restaurant Sales:
Company restaurant sales increased $30.9 million or 12.8% from $241.3 million for the quarter ended September 3, 1994 to $272.2 million for the quarter ended September 2, 1995. The increase for the quarter as compared to the same quarter in the prior year was the result of a 28.6% sales increase in the Ruby Tuesday Group and a 1.3% decrease in the Morrison Group.

The sales increase in the Ruby Tuesday Group was primarily the result of the net addition of 85 units offset by decrease in same store sales.

The sales decrease in the Morrison Group was attributable primarily to a decline in same store sales for the cafeterias in the Family
Dining Division.

Cost of Merchandise, Payroll and Related Costs and Other Operating
Costs:
Cost of merchandise increased $7.7 million or 10.9% to $78.2 million. These costs have decreased as a percentage of sales from the comparable period in the prior year as a result of a change in menu items and improved cost controls. Payroll and related costs increased $12.6 million or 15.1% to $96.2 million. These costs increased as a percentage of sales from the prior year due to increased staffing levels and ongoing programs designed to improve guest satisfaction in the Ruby Tuesday Group. Other operating costs increased $8.9 million or 20.6% to $52.2 million. Other operating costs have increased as a percent of sales primarily due to the relationship of fixed costs such as rent and leasing and other taxes to the decline in same-store sales. Depreciation expense increased $2.6 million or 31.1% to $11.3 million as a result of an increase in the number of freestanding restaurants.

Interest Expense (net of Interest Income):
Net interest expense increased to $0.9 million from $0.2 million due to the borrowings incurred on the Company's revolving line of credit.

Income Taxes
The effective income tax rate for the quarter ended September 2, 1995 was 37.5%, as compared to 44.8% for the same period of the prior year. Excluding the effects of B&I and L&N, the effective income tax rate would have been 38.3% for the prior year. The decrease in income taxes is primarily due to the utilization of net operating losses obtained in the Tias, Inc. acquisition.

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

LIQUIDITY AND CAPITAL RESOURCES

Total assets at September 2, 1995 were $511.6 million, a $27.5 million increase from $484.1 million as of the prior fiscal year end. Prepaid expenses declined $6.6 million to $10.9 million primarily due to a collection of prepaid income taxes from June 3, 1995. Net property and equipment increased $37.6 million from June 3, 1995. The increase was due to the net result of capital expenditures of $49.7 million, depreciation expense totaling $11.4 million, and $0.7 million in retirements. Capital expenditures in the Ruby Tuesday Group were $40.4 million and $6.8 million in the Morrison Group. The Company anticipates that during the remainder of fiscal 1996, capital expansion will be financed by funds generated by operations and from borrowings on lines of credit.

Total Liabilities at September 2, 1995 were $259.1 million, a $20.5 million increase from $238.6 million as of the end of the prior fiscal year. Long-term borrowings increased $23.9 million during the quarter primarily as a result of $24.0 million of additional borrowings on the Company's revolving line of credit. At September 2, 1995 the Company had $74.0 million in borrowings on this revolving line of credit. The weighted average interest rate on these borrowings including the effective cost of an interest rate swap agreement during the quarter was 6.938%.

In addition, at September 2, 1995, the Company had committed lines of credit amounting to $32.0 million (of which $18.3 million remained available at September 2, 1995) and non-committed lines of credit amounting to $94.0 million with various banks at varying interest rates. These lines are subject to periodic review by each bank and may be canceled by the Company at any time.

Cash dividends paid during the first quarter of fiscal year 1996 amounted to $3.0 million. Dividends paid per share were $0.0875 for the quarter, an increase of 5.0% from the same quarter of the prior fiscal year.






PART II - OTHER INFORMATION
ITEM 1
LEGAL PROCEEDINGS
The Company is presently, and from time to time, subject to pending claims and suits arising in the ordinary course of its business. In the opinion of management, the ultimate resolution of these pending legal proceedings will not have a material adverse effect on the Company's operations or consolidated financial position.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Annual Meeting of Stockholders held on September 27, 1995, the stockholders of the Company elected Class II Directors to serve a three year term on the Board. The results of the voting were as follows:

Proposal 1.
                           										     Authority
	Director Nominees   	  	For  		           Withheld

	John B. McKinnon		   29,711,026            93,314
	Dolph W. von Arx		   29,699,801           104,539

ITEM 5.
OTHER INFORMATION
At its quarterly meeting held on September 27, 1995, the Board of Directors declared a cash dividend of $0.092 cents per share, payable at the close of business on October 31, 1995 to shareholders of record as of October 13, 1995. This cash dividend is an increase of five percent in the cash dividends declared during each quarter of the prior fiscal year.

SUBSEQUENT EVENTS
On September 27, 1995 the Board of Directors approved a plan to spin off the Registrant's family dining and health-care businesses to shareholders to create three separate publicly held corporations.

Under the plan of distribution, Morrison Fresh Cooking, Inc. (a newly created corporation) will operate the business currently conducted by the Family Dining Division of the Morrison Group; Morrison Health Care, Inc. (a newly created corporation) will operate the business currently conducted by the Health Care Division of the Morrison Group; the name of the Company will be changed to Ruby Tuesday, Inc. which will operate the casual dining restaurant business currently conducted by the Ruby Tuesday Group.

	The plan of distribution is subject to a number of conditions, including receipt of a favorable tax ruling from the Internal Revenue Service regarding the spinoff and approval by the Company's stockholders. It is contemplated that the distribution will occur late in the first calendar quarter of 1996.


ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

The following exhibits are filed as part of this report:

Exhibit
  No.

 11	Computation of Primary and Fully Diluted Earnings Per
Share

 27	Financial Data Schedule

REPORTS ON FORM 8-K
There were no reports on Form 8-K filed during the quarter ended September 2, 1995.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     MORRISON RESTAURANTS INC.
                                           (Registrant)



10/16/95                           /s/ J. RUSSELL MOTHERSHED
 DATE                              J. RUSSELL MOTHERSHED
                                   Senior Vice President, Finance
                                   (Senior Vice President and
                                    Principal Accounting Officer)






EXHIBIT INDEX


Exhibit
Number 	                     Description



11			Computation of Primary and Fully Diluted
Earnings Per Share


27			Financial Data Schedule