Form 10-Q
period 1995-12-02
MORRISON RESTAURANTS INC/
filed 1996-01-16
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
	SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  DECEMBER 2, 1995
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

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

                     34,589,475
(Number of shares of $0.01 par value common stock outstanding as of January 6, 1995)

Exhibit Index appears on page 22


INDEX
                            									           PAGE
								                                      	NUMBER
PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS AS OF
DECEMBER 2, 1995 AND JUNE 3, 1995................  3

CONSOLIDATED STATEMENTS OF INCOME FOR
THE THIRTEEN AND TWENTY-SIX WEEKS ENDED
DECEMBER 2, 1995 AND DECEMBER 3, 1994............  4

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR  THE TWENTY-SIX WEEKS ENDED
DECEMBER 2, 1995 AND DECEMBER 3, 1994............  5

NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS....................................... 6-11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.................................. 12-15

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..............................  16

ITEM 2. CHANGES IN SECURITIES.......................... NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES................ NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS...............................  16

ITEM 5. OTHER INFORMATION.............................. 16-19

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............  20

SIGNATURES.............................................  21


PART I - FINANCIAL INFORMATION
ITEM 1
MORRISON RESTAURANTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)
                                                              DEC. 2, 1995      JUNE 3, 1995
                                                              (UNAUDITED)        (AUDITED)
ASSETS
CURRENT ASSETS:
      Cash and short-term investments..................          $  9,617          $  5,957
      Receivables - accounts and notes (net)...........             3,173             2,475
      Inventories......................................             8,868             7,484
      Prepaid expenses.................................             9,494             8,043
      Deferred income tax benefits.....................             1,848             3,758
      Net assets of discontinued operations............            47,045            52,481
        Total current assets...........................            80,045            80,198

PROPERTY AND EQUIPMENT - at cost.......................           458,309           387,070
      Less accumulated depreciation and amortization...          (132,620)         (117,068)
                                                                  325,689           270,002

COSTS IN EXCESS OF NET ASSETS ACQUIRED.................            21,981            22,298
NET ASSETS OF DISCONTINUED OPERATIONS..................           108,543           102,726
OTHER ASSETS...........................................             9,719             8,827

          TOTAL ASSETS.................................          $545,977          $484,051

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable.................................          $ 28,182          $ 26,393
      Short-term borrowings............................            17,720            12,638
     Accrued liabilities:
        Taxes, other than income taxes.................            10,505             9,097
        Payroll and related costs......................             5,113             6,394
        Insurance......................................             6,808             6,396
        Rent and other.................................             7,275            11,287
     Current portion of long-term debt.................                91                87
     Current liabilities of discontinued operations....            46,182            52,686
          Total current liabilities....................           121,876           124,978
NOTES AND MORTGAGES PAYABLE............................            69,136            32,003
DEFERRED INCOME TAXES..................................            16,955            16,864
OTHER DEFERRED LIABILITIES.............................            18,985            18,672
NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS......            62,441            46,041
STOCKHOLDERS' EQUITY:
   Common stock, $0.01 par value; (authorized
        100,000 shares; issued: 43,644 shares .........               436               436
      Capital in excess of par value...................            84,752            84,515
      Retained earnings................................           308,169           298,181
                                                                  393,357           383,132
      Less common stock held in treasury - at cost
      (9,056 shares @ 12/02/95; 9,119 shares @ 06/03/95)         (136,773)         (137,639)
                                                                  256,584           245,493
          TOTAL LIABILITIES & STOCKHOLDERS' EQUITY.....          $545,977          $484,051

The accompanying notes are an integral part of the consolidated financial statements.


MORRISON RESTAURANTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER-SHARE DATA)
(UNAUDITED)





                                            Thirteen Weeks Ended           Twenty-Six Weeks Ended
                                         Dec. 2, 1995   Dec. 3, 1994     Dec. 2, 1995  Dec. 3, 1994
Revenues:
    Net sales and operating revenues....    $151,172       $120,615         $296,355      $233,675
    Other revenues......................         829            163            1,610           387
                                             152,001        120,778          297,965       234,062
Operating costs and expenses:
     Cost of merchandise................      42,615         31,743           82,031        62,924
     Payroll and related costs..........      52,938         39,895          101,893        75,266
     Other, net.........................      33,380         24,908           65,525        47,614
     Selling, general and administrative      10,288         10,063           20,861        19,788
     Depreciation.......................       8,753          6,202           16,797        11,873
     L&N conversion/closing costs.......           0              0                0        19,727
     Interest expense, net of
      interest income...................         902           (300)           1,522          (168)
                                             148,876        112,511          288,629       237,024
   Income (loss) from continuing
    operations before income taxes......       3,125          8,267            9,336        (2,962)

   Provision for federal and state
     income taxes.......................       1,038          2,945            3,038        (1,839)
   Income (loss) from continuing
     operations.........................       2,087          5,322            6,298        (1,123)
   Income from discontinued operations,
     net of applicable income taxes.....       4,647          6,809            9,892        37,764

   Net income..........................     $  6,734       $ 12,131         $ 16,190      $ 36,641

Earnings (loss) per common and
      equivalent share:
    Continuing Operations..............     $   0.06       $   0.15         $   0.18       $ (0.03)
    Discontinued Operations............         0.13           0.19             0.28          1.04
   Earnings per common and common
     equivalent share..................     $   0.19       $   0.34         $   0.46       $  1.01

Weighted average common and common
     equivalent shares.................       35,282         36,091           35,416        36,324

The accompanying notes are an integral part of the consolidated financial statements


MORRISON RESTAURANTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                          Twenty-Six Weeks Ended
                                                        Dec. 2, 1995  Dec. 3, 1994
Operating Activities:
Income (loss) from continuing operations..........       $  6,298       $ (1,123)
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Cumulative effect of change in accounting
    principles....................................
  Depreciation and amortization...................         16,797         11,873
  Amortization of intangibles.....................            333            218
  Other, net......................................            (78)           117
  Deferred income taxes...........................          1,107         (6,263)
  Loss on disposition of assets...................          3,404            102
  Changes in operating assets and liabilities:
    (Increase)/decrease in receivables............           (698)        (2,457)
    (Increase)/decrease in inventories............         (1,384)          (850)
    (Increase)/decrease in prepaid and other
      assets......................................           (615)         3,771
    Increase/(decrease) in accounts payable,
      accrued and other liabilities...............         (1,370)        21,674
    Increase/(decrease) in income taxes payable...            550          4,509
Cash provided by continuing operations............         24,344         31,571
Cash provided (used) by discontinued operations...         16,099        (11,316)
Net cash provided by operating activities.........         40,443         20,255
Investing activities:
Purchases of property and equipment...............        (76,626)       (49,079)
Proceeds from disposal of assets..................            386             58
Other, net........................................           (972)          (988)
Discontinued operations investment activities, net         (9,463)        81,797
Net cash provided (used) by investing activities..        (86,675)        31,788
Financing activities:
Proceeds from long-term debt......................         37,180         20,000
Net change in short-term borrowings...............          5,082        (17,416)
Principal payments on long-term debt and capital
  leases..........................................            (43)        (7,402)
Proceeds from issuance of stock, including
  treasury stock..................................          1,456          6,349
Stock repurchases.................................           (353)       (42,117)
Dividends paid....................................         (6,202)        (6,008)
Discontinued operations financing activities......         12,772         (4,656)

Net cash provided (used) by financing activities..         49,892        (51,250)

Increase in cash and short-term
  investments.....................................          3,660            793

Cash and short-term investments:
  Beginning of period.............................          5,957          4,420
  End of period...................................       $  9,617       $  5,213

The accompanying notes are an integral part of the consolidated financial statements.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the restated consolidated financial statements of the Company included in the preliminary proxy statement filed with the Commission on December 4, 1995, which contains restated consolidated financial statements and notes thereto of the Company reflecting the businesses proposed to be spun off as discussed in Note B below as discontinued operations. The accompanying unaudited consolidated financial statements reflect all adjustments for normal recurring accruals. These adjustments are necessary, in the opinion of management, for a fair presentation of the financial position, the results of operations and the cash flows for the interim periods presented. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year.
NOTE B - DISCONTINUED OPERATIONS
The Company intends to distribute the common stock of its family dining restaurant business (Morrison Fresh Cooking, Inc. ("MFCI")) and its health care food and nutrition services business (Morrison Health Care, Inc. ("MHCI")) to its shareholders. Morrison shareholders will receive one share of MFCI for every four shares of Company stock then held and one share of MHCI for every three shares of Company stock then held. In accordance with Accounting Principles Board Opinion No. 30, the financial results of the two businesses to be spun off, together referred to as the Morrison Group, are reported as discontinued operations.
After the Distribution, the Company will not have any ownership interest in either MFCI or MHCI, except for stock held in connection with employee benefit plans. Prior to the spin-off the Company will enter into certain agreements with both MFCI and MHCI governing certain operating relationships among the Company, MFCI and MHCI subsequent to the Distribution.
NOTE C - SUBSEQUENT EVENTS
On January 10, 1996 the Company announced that it will adopt Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in the third quarter of fiscal 1996. Also at that time the Company will recognize charges associated with the spin-off of MFCI and MHCI and other costs associated with the closing of 16 restaurants that have not met management's financial performance requirements.

In accordance with the adoption of FAS 121, a pre-tax charge of $25,460,000 will be recorded comprised of the following: impairment to be recognized on the 16 units approved for closure within one year by the Board of Directors on January 10, 1996, $9,915,000; impairment on in-unit computer equipment ($704,000) and write-offs resulting from management's decision to abandon an information technology plan approved for disposal on that same date ($3,815,000); and impairment on units remaining open, $11,026,000.

Based upon management's review of negative cash flow and operating loss units and other considerations, the Board approved the closing of ten Ruby Tuesdays, four Mozzarella's and two Tia's restaurants. The expected loss on disposal of the long-term assets, net of an assumed salvage value of $589,000, was $9,915,000. Included in this amount is $592,000 which represents the goodwill associated with two Tia's units to be closed. Negative cash flow and operating loss units not recommended for closure were reviewed for impairment. Management believed these units might have
been impaired based upon poor operating performance.   Accordingly,
management estimated the undiscounted future cash flows to be generated by these units and determined that certain of them would not likely generate cash flow in excess of carrying value. Management then estimated the fair value of those units using discounted cash flow as a measure of fair value. This will result in a write-down of $11,026,000 on those units.

Prior to the announcement of the spin-off on September 27, 1995 the Company was undertaking an information technology project intended, among other things, to update or replace certain accounting and human resource systems for all of the Company. Upon announcement of the intended spin-off, management of the Company initiated a project by project review of the information technology plan. Upon completion of its review, management has decided to abandon certain of the projects in development, including the project to update or replace certain accounting and human resource systems. In connection therewith, the Company also plans to dispose of certain in-unit computer equipment and replace that equipment with computers more technologically advanced. At the January 10, 1996 board meeting such actions were approved by the Board of Directors. Accordingly, the Company anticipates recording a charge of $3,815,000 for the write-off of the information technology projects and $704,000 for the remaining carrying value of that equipment in the third fiscal quarter.

In addition to the write-down of fixed assets to occur on the 16 units to be closed, the Company will accrue charges of $3,521,000 relating to the settlement of the related lease obligations. Management estimates that it can negotiate lease settlements on units within 36 months and does not expect to sublease any units. One of the units to be closed is company-owned.

Other charges of $1,987,000 anticipated to be recorded consist primarily of estimated professional and other fees to be incurred in accordance with the spin-off ($1,091,000); severance pay for staff reductions expected during the quarter ($575,000) and miscellaneous other asset write-offs ($321,000).

The Company also announced the effect of adoption of FAS 121 on discontinued operations. MFCI anticipates recording charges associated with its spin-off from the Company and other costs associated with the closing of seven traditional cafeterias and 15 Quick Service Restaurants.

In accordance with the adoption of FAS 121, a pre-tax charge of $11,838,000 will be recorded comprised of the following: impairment to be recognized on the 22 units approved for closure within one year by the Board of Directors on January 10, 1996, $6,774,000 and impairment on units remaining open, $5,064,000.

In addition to the write-down of fixed assets to occur on the 22 units to be closed, MFCI expects to accrue charges of $8,273,000 relating to the settlement of the related lease obligations. Management estimates that it can negotiate lease settlements on units within 48 months and does not expect to sublease any units.

In connection with the Distribution and the unit closings, MFCI announced that it expects to incur relocation costs of approximately $650,000 for personnel moving during the third quarter.

Other charges of $1,184,000 anticipated to be recorded consist primarily of estimated professional and other fees incurred in accordance with the Distribution ($1,024,000) and miscellaneous other asset write-offs ($160,000).

MHCI anticipates to record charges in the third quarter of $1,556,000 consisting primarily of estimated professional and other fees to be incurred in accordance with the Distribution ($1,071,000), relocation costs for personnel moving in connection with the Distribution expected during the quarter ($325,000) and miscellaneous asset write-offs ($160,000).


ITEM 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE D- MORRISON RESTAURANTS INC. AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION
(IN THOUSANDS EXCEPT PER-SHARE DATA)

Morrison Restaurants Inc.
                                       FOR THE THIRTEEN WEEKS ENDED            FOR THE TWENTY-SIX WEEKS ENDED
                                   DEC. 2, 1995   DEC. 3, 1994    % CHG     DEC. 2, 1995   DEC. 3, 1994   % CHG
SALES:
Continuing operations
 	Ruby Tuesday Group.............    $ 152,135      $ 120,782      26         $ 297,762      $ 234,022	    27
 	Corporate and other............         (134)            (4)                      203             40
                                   	 $ 152,001      $ 120,778      26         $ 297,965      $ 234,062     27
OPERATING PROFIT
Continuing operations
 Ruby Tuesday Group..............    $   6,829      $  10,384     (34)        $ 15,605       $ 21,399    (27)
L&N conversion/closing costs.....            0              0                        0        (19,727)
Corporate expenses...............       (2,802)        (2,417)     16           (4,747)        (4,802)    (1)
Interest income (expense)........         (902)           300                   (1,522)           168
Income from continuing operations
before income taxes..............         3,125          8,267     (62)           9,336         (2,962)   415
 Income tax......................         1,038          2,945     (65)           3,038          5,898    (48)
 Income tax on L&N conversion/
 closing costs...................            0              0                        0         (7,737)
Income from continuing operations        2,087          5,322     (61)           6,298         (1,123)   661
Discontinued operations (net of
taxes)...........................        4,647          6,809     (32)           9,892         37,764    (74)
Net Income.......................    $   6,734      $  12,131     (44)        $ 16,190       $ 36,641    (56)

EPS
Continuing operations............    $    0.06      $    0.15     (60)        $   0.18       $  (0.03)   700
Discontinued operations..........         0.13           0.19     (32)            0.28           1.04    (73)
  Earnings per common and common
   equivalent share..............    $    0.19      $    0.34     (44)        $   0.46       $   1.01    (54)

Shares...........................       35,282         36,091                   35,416         36,324

Profit Margins  (before corporate and interest)
 Ruby Tuesday Group..............         4.5%           8.6%                     5.2%           9.1%



Morrison Fresh Cooking, Inc.          FOR THE THIRTEEN WEEKS ENDED             FOR THE TWENTY-SIX WEEKS ENDED
                                   DEC. 2, 1995   DEC. 3, 1994    % CHG     DEC. 2, 1995   DEC. 3, 1994   % CHG


SALES:
Operations.......................    $  67,922      $  75,157     (10)       $ 137,967      $ 149,152	    (7)
Corporate and other..............          (33)            (1)                      51              9
                                     $  67,889      $  75,156     (10)       $ 138,018      $ 149,161     (7)
OPERATING PROFIT
Operations.......................     $   2,082      $   5,546     (62)       $   5,356      $  10,042    (47)
Corporate expenses...............         (757)          (767)     (1)          (1,197)        (1,429)   (16)
Interest income (expense)........           62            100                      109            188
Income before income taxes.......        1,387          4,879     (72)           4,268          8,801    (52)
Income tax.......................          545          1,945     (72)           1,761          3,624    (51)
Net Income.......................    $     842      $   2,934     (71)       $   2,507      $   5,177    (52)

Profit Margins
 (before corporate and interest)          3.1%           7.4%                     3.9%           6.7%

Morrison Health Care, Inc.
Continuing operations
 	Operations......................   $  56,627      $  56,588       0        $  112,843     $  110,559      2
 	Corporate and other.............         (46)           (22)                       38            (10)
       	                             $  56,581      $  56,566       0        $  112,881     $  110,549      2
OPERATING PROFIT
Operations.......................   $   5,977      $   5,951       0        $   12,405     $   10,839      14
Net gain on sale/closure of
  B&I accounts...................           0              0       0                 0         46,782
Corporate expenses...............        (724)          (747)     (3)           (1,148)        (1,413)    (19)
Interest income (expense)........        (426)           101                      (753)            (5)
Income before income taxes.......       4,827          5,305      (9)           10,504         56,203     (81)
Income tax.......................       2,082          2,149      (3)            4,424          3,814     (16)
Income tax on sale/closure of
 B&I accounts....................           0              0                         0         20,972
Net Income.......................   $   2,745      $   3,156     (13)         $  6,080      $  31,417     (81)

Profit Margins
(before corporate and interest)         10.6%          10.5%                    11.0%           9.8%






ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL
The Company reported net income from continuing operations of $2.1 and $6.3 million for the thirteen and twenty-six week periods ended December 2, 1995, compared with $5.3 and $(1.1) million reported for the corresponding period of the prior fiscal year. The increase in net income from the prior twenty-six week period primarily relates to the conversion/closing costs which resulted from the decision to phase out the L&N Seafood Grill (L&N) concept. The decrease from the prior thirteen week period relates to a downward same store sales trend due primarily to increased competition and decreased customer frequency and spending seen throughout the retail and restaurant industry.
In the fiscal 1995 period, the Company accrued approximately $19.7 million for costs to be incurred as a result of the decision announced on June 27, 1994, to phase out the L&N concept. As of December 2, 1995, $18.8 million of expenses related to operating losses, the write-offs of inventories, intangibles and other assets, severance pay and other expenses had been charged against the reserve. The remaining $0.9 million reserve relates primarily to cash outlays anticipated to be incurred to settle the three remaining lease obligations on units closed.
The following table shows year to date restaurant openings during the first two quarters as well as total restaurants open at the end of the second quarter.

                          1st and 2nd         1st and 2nd   	 Total Open at End
                         Qtr. Openings     Qtr. Closings   of Second Quarter
                         Fiscal  Fiscal    Fiscal  Fiscal    Fiscal   Fiscal
                          1996    1995      1996    1995      1996     1995
Continuing Operations:
  Ruby Tuesday             30      35         3       2        302      256
  Mozzarella's              5      10         1       0         48       34
  Tia's                     3      n/a        0      n/a        17      n/a
Discontinued Operations:
  Family Dining             3       3         3       2        151      155
  QSRs                      3       7         0       0         26       19
  Health Care Units        12      14        23      20        278      276

The Company estimates that approximately 14 additional Ruby Tuesday, Mozzarella's and Tia's units will be opened during the remainder of fiscal 1996. The Company also anticipates opening two additional Fresh Cooking restaurants in the remaining two quarters of fiscal 1996.
Company Restaurant Sales:
Company restaurant sales of continuing operations increased $31.2 million or 25.8% from $120.8 million for the quarter and increased $63.9 million or 27.2% from $234.1 million for the twenty-six weeks ended December 3, 1994.
 These increases are the result of a net addition of 77 units including 46 Ruby Tuesdays, 14 Mozzarella's, and 17 Tia's as of December 2, 1995 offset by declining same store sales.
Cost of Merchandise, Payroll and Related Costs and Other Operating Costs:
Cost of merchandise of continuing operations increased $10.9 million or 34.4% to $42.6 million for the quarter and $19.1 million or 30.4% to $82.0 million for the twenty-six weeks ended December 2, 1995. These costs have increased as a percentage of sales from the comparable periods in the prior year as a result of a change in menu items. Additionally, the percentage of revenues generated from sales of lower-margin menu items increased during the current period.
Payroll and related costs increased $13.0 million or 32.6% for the quarter and $26.6 million or 35.3% for the twenty-six weeks ended December 2, 1995.
 These increases are due to additional staffing levels and service programs at Ruby Tuesdays designed to improve guest service and the fixed nature of Mozzarella's management and kitchen payroll coupled with decreasing same store sales. These increases were offset by an improvement in the Company's workers' compensation claims experience as well as a decrease in other fringes.
Other operating costs increased $8.5 million or 34.1% for the quarter and $17.9 million or 37.6% for the twenty-six weeks ended December 2, 1995. Other operating costs have increased as a percent of sales primarily due to an increase in insurance expense and supplies expense. Insurance expense increased due to an increase in general liability rates. Supplies expense increased due to the addition of new units which have higher supply expenses than existing units.
Selling, general and administrative expenses have decreased as a percentage of sales for both the quarter and year to date periods. The decrease resulted from the Company's objective of keeping general and administrative expenses flat for the year.
Depreciation increased $2.6 million or 41.9% for the quarter and $4.9 million or 41.2% for the twenty-six weeks ended December 2, 1995. Depreciation has increased as a percentage of revenues due to the Company's focus on expansion with freestanding restaurants.
Interest Expense (net of Interest Income):
Net interest expense increased to $0.9 and $1.5 million for the quarter and year to date periods ended December 2, 1995 from $(0.3) and $(0.2) million for the same period of the prior year due to the addition of $65.7 million in borrowings on the Company's revolving credit facility and other bank lines of credit offset by the retirement of the Life of Georgia note during the thirteen weeks ended September 3, 1994.
Income Taxes
The effective income tax rate on continuing operations for the thirteen and twenty-six weeks ended December 2, 1995 was 33.2% and 32.5%, as compared to 35.6% and 62.1% for the same period of the prior year. Excluding the effects of L&N, the effective income tax rate for the twenty-six weeks ended December 3, 1994 would have been 35.2% for the prior year.
Earnings per Share
Earnings per share are based on the weighted average number of shares outstanding during each quarter and are adjusted for the assumed conversion of shares issuable upon exercise of options, after the assumed repurchase of common shares with the related proceeds. The difference between primary and fully diluted weighted average shares reflects the maximum extent of potential dilution that conversions of shares could create.
LIQUIDITY AND CAPITAL RESOURCES
Total assets at December 2, 1995 were $546.0 million, a $61.9 million increase from $484.1 million as of the prior fiscal year end. Net property and equipment of continuing operations increased $55.7 million from June 3, 1995. The increase was due to the net result of capital expenditures of $76.6 million, depreciation expense totaling $16.8 million, and $4.1 million in retirements. The Company anticipates that during the remainder of fiscal 1996, capital expansion will be financed primarily by funds generated by operations with minimal incremental financing from borrowings on lines of credit where necessary.
Total liabilities at December 2, 1995 were $289.4 million, a $50.8 million increase from $238.6 million as of the end of the prior fiscal year. Long-term borrowings of continuing operations increased $37.1 million from the end of the prior fiscal year primarily as a result of $37.2 million of additional borrowings on the Company's revolving line of credit. Long-term borrowings of discontinued operations increased $12.8 million from the end of the prior fiscal year primarily as a result of the allocation of $12.8 million of additional borrowings on the Company's revolving line of credit. At December 2, 1995 the Company had $100.0 million in borrowings on this revolving line of credit (including $32.0 allocated to discontinued operations). The weighted average interest rate on these borrowings including the effective cost of an interest rate swap agreement during the quarter was 6.991%.
In addition, at December 2, 1995, the Company had committed lines of credit amounting to $32.0 million (of which $14.3 million remained available at December 2, 1995) and non-committed lines of credit amounting to $94.0 million with various banks at varying interest rates. These lines are subject to periodic review by each bank and may be canceled by the Company at any time.
Cash dividends paid during the second quarter of fiscal year 1996 amounted to $3.2 million. Dividends paid per share were $0.092 for the second quarter, an increase of 5.1% from the prior quarter of $0.0875.


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

ITEM 5.
OTHER INFORMATION
At its quarterly meeting held on January 10, 1996, the Board of Directors declared a cash dividend of $0.092 cents per share, payable at the close of business on January 31, 1996 to shareholders of record as of January 22, 1996.
DISCONTINUED OPERATIONS
The Company intends to distribute the common stock of its family dining restaurant business, MFCI, and its health care food and nutrition services business, MHCI, to its shareholders. Morrison shareholders will receive one share of MFCI for every four shares of Company stock then held and one share of MHCI for every three shares of Company stock then held. In accordance with Accounting Principles Board Opinion No. 30, the financial results of the two businesses to be spun off, together referred to as the Morrison Group, are reported as discontinued operations.
After the Distribution, the Company will not have any ownership interest in either MFCI or MHCI, except for stock held in connection with employee benefit plans. Prior to the spin-off the Company will enter into certain agreements with both MFCI and MHCI governing certain operating relationships among the Company, MFCI and MHCI subsequent to the Distribution.
SUBSEQUENT EVENTS
On January 10, 1996 the Company announced that it will adopt Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in the third quarter of fiscal 1996. Also at that time the Company will recognize charges associated with the spin-off of MFCI and MHCI and other costs associated with the closing of 16 restaurants that have not met management's financial performance requirements.

In accordance with the adoption of FAS 121, a pre-tax charge of $25,460,000 will be recorded comprised of the following: impairment to be recognized on the 16 units approved for closure within one year by the Board of Directors on January 10, 1996, $9,915,000; impairment on in-unit computer equipment ($704,000) and write-offs resulting from management's decision to abandon an information technology plan approved for disposal on that same date ($3,815,000); and impairment on units remaining open, $11,026,000.

Based upon management's review of negative cash flow and operating loss units and other considerations, the Board approved the closing of ten Ruby Tuesdays, four Mozzarella's and two Tia's restaurants. The expected loss on disposal of the long-term assets, net of an assumed salvage value of $589,000, was $9,915,000. Included in this amount is $592,000 which represents the goodwill associated with two Tia's units to be closed. Negative cash flow and operating loss units not recommended for closure were reviewed for impairment. Management believed these units might have
been impaired based upon poor operating performance.   Accordingly,
management estimated the undiscounted future cash flows to be generated by these units and determined that certain of them would not likely generate cash flow in excess of carrying value. Management then estimated the fair value of those units using discounted cash flow as a measure of fair value.
 This will result in a write-down of  $11,026,000 on those units.

Prior to the announcement of the spin-off on September 27, 1995 the Company was undertaking an information technology project intended, among other things, to update or replace certain accounting and human resource systems for all of the Company. Upon announcement of the intended spin-off, management of the Company initiated a project by project review of the information technology plan. Upon completion of its review, management has decided to abandon certain of the projects in development, including the project to update or replace certain accounting and human resource systems.
 In connection therewith, the Company also plans to dispose of certain in-unit computer equipment and replace that equipment with computers more technologically advanced. At the January 10, 1996 board meeting such actions were approved by the Board of Directors. Accordingly, the Company anticipates recording a charge of $3,815,000 for the write-off of the information technology projects and $704,000 for the remaining carrying value of that equipment in the third fiscal quarter.

In addition to the write-down of fixed assets to occur on the 16 units to be closed, the Company will accrue charges of $3,521,000 relating to the settlement of the related lease obligations. Management estimates that it can negotiate lease settlements on units within 36 months and does not expect to sublease any units. One of the units to be closed is company-owned.

Other charges of $1,987,000 anticipated to be recorded consist primarily of estimated professional and other fees to be incurred in accordance with the spin-off ($1,091,000); severance pay for staff reductions expected during the quarter ($575,000) and miscellaneous other asset write-offs ($321,000).

The Company also announced the effect of adoption of FAS 121 on discontinued operations. MFCI anticipates recording charges associated with its spin-off from the Company and other costs associated with the closing of seven traditional cafeterias and 15 Quick Service Restaurants.

In accordance with the adoption of FAS 121, a pre-tax charge of $11,838,000 will be recorded comprised of the following: impairment to be recognized on the 22 units approved for closure within one year by the Board of Directors on January 10, 1996, $6,774,000 and impairment on units remaining open, $5,064,000.

In addition to the write-down of fixed assets to occur on the 22 units to be closed, MFCI expects to accrue charges of $8,273,000 relating to the settlement of the related lease obligations. Management estimates that it can negotiate lease settlements on units within 48 months and does not expect to sublease any units.

In connection with the Distribution and the unit closings, MFCI announced that it expects to incur relocation costs of approximately $650,000 for personnel moving during the third quarter.

Other charges of $1,184,000 anticipated to be recorded consist primarily of estimated professional and other fees incurred in accordance with the Distribution ($1,024,000) and miscellaneous other asset write-offs ($160,000).

MHCI anticipates to record charges in the third quarter of $1,556,000 consisting primarily of estimated professional and other fees to be incurred in accordance with the Distribution ($1,071,000), relocation costs for personnel moving in connection with the Distribution expected during the quarter ($325,000) and miscellaneous asset write-offs ($160,000).




ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
The following exhibits are filed as part of this report:
Exhibit
 No.
 11	Computation of Primary and Fully Diluted Earnings Per Share

 27	Financial Data Schedule

REPORTS ON FORM 8-K
The Company filed a Current Report on Form 8-K on October 5, 1995 announcing the Board approved plan to spin off its family dining and health-care businesses to shareholders to create three separate publicly held corporations.
The Company filed a Current Report on Form 8-K on December 14, 1995 including the Independent Accountants consent to the restated consolidated financial statements included in the preliminary proxy statement filed with the SEC on December 4, 1995.


SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MORRISON RESTAURANTS INC.
                                        (Registrant)



1/16/96                           /s/ J. RUSSELL MOTHERSHED
 DATE                              J. RUSSELL MOTHERSHED
                                        Senior Vice President, Finance
                                        (Senior Vice President and
                                         Principal Accounting Officer)






EXHIBIT INDEX

Exhibit
Number 	                                 Description


11		Computation of Primary and Fully Diluted Earnings Per Share


27		Financial Data Schedule
















21