Form 10-Q
period 1996-03-02
RUBY TUESDAY INC
filed 1996-04-16
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
	SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  MARCH 2, 1996
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

	Commission file number   1-12454

RUBY TUESDAY, INC.
(Exact name of registrant as specified in charter)
        GEORGIA                              63-0475239
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

17,517,866
(Number of shares of $0.01 par value common stock outstanding as of April 6, 1996)

Exhibit Index appears on page 1


INDEX
									           PAGE
								              	NUMBER
PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS AS OF
MARCH 2, 1996 AND JUNE 3, 1995.................... 3

CONSOLIDATED STATEMENTS OF INCOME FOR
THE THIRTEEN AND THIRTY-NINE WEEKS ENDED
MARCH 2, 1996 AND MARCH 4, 1995..................  4

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED
MARCH 2, 1996 AND MARCH 4, 1995..................  5

NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS....................................... 6-9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS................................... 9-15

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..............................  15

ITEM 2. CHANGES IN SECURITIES..........................  15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES................ NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS............................... NONE

ITEM 5. OTHER INFORMATION.............................. NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K............... 15-16

SIGNATURES.............................................  16



PART I - FINANCIAL INFORMATION
ITEM 1
RUBY TUESDAY, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)
                                                             MARCH 2, 1996      JUNE 3, 1995
                                                              (UNAUDITED)        (AUDITED)
ASSETS
CURRENT ASSETS:
      Cash and short-term investments..................          $  5,457          $  5,957
      Receivables - trade and other....................             3,452             2,475
      Inventories......................................             8,566             7,484
      Prepaid expenses.................................             7,791             8,043
      Deferred income tax benefits.....................             2,254             3,758
      Refundable income taxes..........................             6,897
      Current assets of discontinued operations........                              52,481
        Total current assets...........................            34,417            80,198

PROPERTY AND EQUIPMENT - at cost.......................           423,648           387,070
      Less accumulated depreciation and amortization...          (117,175)         (117,068)
                                                                  306,473           270,002

COSTS IN EXCESS OF NET ASSETS ACQUIRED.................            21,219            22,298
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS..........                             102,726
OTHER ASSETS...........................................            13,358             8,827

          TOTAL ASSETS.................................          $375,467          $484,051

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable.................................          $ 25,254          $ 26,393
      Short-term borrowings............................            13,521            12,638
     Accrued liabilities:
        Taxes, other than income taxes.................             9,615             9,097
        Payroll and related costs......................             8,152             6,394
        Insurance......................................             6,492             6,396
        Rent and other.................................             9,685            11,287
      Current portion of notes and mortgages payable...                92                87
      Current liabilities of discontinued operations...                              52,686
          Total current liabilities....................            72,811           124,978
NOTES AND MORTGAGES PAYABLE............................            74,035            32,003
DEFERRED INCOME TAXES..................................             6,728            16,864
OTHER DEFERRED LIABILITIES.............................            30,050            18,672
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS.....                              46,041
STOCKHOLDERS' EQUITY:
   Common stock, $0.01 par value;(authorized 100,000
       shares; issued 17,513 @ 3/2/96; 21,822 @ 6/03/95)              175               218
      Capital in excess of par value...................                              84,733
      Retained earnings................................           193,270           298,181
                                                                  193,445           383,132
      Less common stock held in treasury - at cost
      (103 shares @ 3/02/96; 4,560 shares @ 06/03/95)..          (  1,602)         (137,639)
                                                                  191,843           245,493
          TOTAL LIABILITIES & STOCKHOLDERS' EQUITY.....          $375,467          $484,051

The accompanying notes are an integral part of the consolidated financial statements


RUBY TUESDAY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER-SHARE DATA)
(UNAUDITED)




                                    13 Weeks Ended                    39 Weeks Ended
                             MARCH 2,1996   MARCH 4, 1995    MARCH 2, 1996  MARCH 4, 1995

   Revenues.................    $163,957       $142,094         $461,922      $376,156

   Operating costs and expenses:
     Cost of merchandise....      44,848         38,658          126,879       101,582
     Payroll & related costs      53,872         46,351          155,765       121,617
     Other, net.............      34,802         28,459          100,327        76,073
     Selling, general and
      administrative........       9,440          8,829           30,301        28,617
     Depreciation...........       8,845          7,046           25,642        18,919
     Interest expense, net..       1,993            458            3,515           290
     Loss on impairment of
      assets................      25,881                          25,881
     Restructure costs......       5,257                           5,257
     L&N conversion/closing
        costs...............                                                    19,727
                                 184,938        129,801          473,567       366,825
   Income (loss) from
      continuing operations
      before income taxes...     (20,981)        12,293          (11,645)        9,331
   Provision (benefit) for
       income taxes.........      (8,142)         4,425           (5,104)        2,586

   Income (loss) from continuing
     operations.............     (12,839)         7,868           (6,541)        6,745
   Income (loss) from
      discontinued operations,
      net of applicable income
      taxes.................     (12,114)         5,274           (2,222)       43,038

   Net income (loss)........    $(24,953)      $ 13,142         $ (8,763)     $ 49,783

   Earnings (loss) per common and
      equivalent share:
    Continuing Operations...    $  (0.73)      $   0.44         $  (0.37)      $  0.37
    Discontinued Operations.       (0.68)          0.30            (0.13)         2.39
   Earnings (loss) per
       common and common
       equivalent share.....    $  (1.41)      $   0.74         $  (0.50)      $  2.76

   Weighted average common
       and common equivalent
       shares...............      17,520         17,737           17,645        18,021

The accompanying notes are an integral part of the consolidated financial statements



RUBY TUESDAY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                         Thirty-Nine Weeks Ended
                                                       March 2,1996  March 4,1995

Operating Activities:
Income (loss) from continuing operations..........       $ (6,541)      $  6,745
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Loss on impairment of assets....................         25,881
  Depreciation and amortization...................         25,642         18,919
  Amortization of intangibles.....................            520            396
  Other, net......................................           (391)
  Deferred income taxes...........................         (9,526)        (2,649)
  Loss on disposition of assets...................          3,034            630
  Changes in operating assets and liabilities:
    (Increase)/decrease in receivables............           (977)        (1,508)
    (Increase)/decrease in inventories............         (1,082)          (687)
    (Increase)/decrease in prepaid and other
      assets......................................          1,497          3,973
    Increase/(decrease) in accounts payable,
      accrued and other liabilities...............         10,898         10,821
    Increase/(decrease) in income taxes payable...         (5,548)         1,540
Cash provided by continuing operations............         43,407         38,180
Cash provided (used) by discontinued operations...         10,030        (12,497)
Net cash provided by operating activities.........         53,437         25,683
Investing activities:
Purchases of property and equipment...............        (94,075)       (81,123)
Proceeds from disposal of assets..................          2,828            126
Other, net........................................         (4,953)        (1,219)
Discontinued operations investment activities, net        (14,448)        82,471
Net cash provided (used) by investing activities..       (110,648)           255
Financing activities:
Proceeds from long-term debt......................         42,102         15,664
Net change in short-term borrowings...............            883        (15,635)
Principal payments on long-term debt and capital
  leases..........................................            (65)           (14)
Proceeds from issuance of stock, including
  treasury stock..................................          3,267          9,109
Stock repurchases.................................           (700)       (44,608)
Dividends paid....................................         (9,385)        (9,012)
Discontinued operations financing activities......         20,609         15,209

Net cash provided (used) by financing activities..         56,711        (29,287)

Decrease in cash and short-term investments.......           (500)        (3,349)

Cash and short-term investments:
  Beginning of period.............................          5,957          4,420
  End of period...................................       $  5,457       $  1,071

The accompanying notes are an integral part of the consolidated financial statements.






NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the restated consolidated financial statements of Ruby Tuesday, Inc. (the "Company") included in the definitive proxy statement filed with the Securities and Exchange Commission ("SEC") on February 6, 1996, which contains restated consolidated financial statements and notes thereto of the Company reflecting the businesses spun off in the distribution (the "Distribution") as discussed in Note B below as discontinued operations. In connection with the Distribution, Ruby Tuesday, Inc. succeeded to all the business, properties, assets, and liabilities of Morrison Restaurants Inc. In addition, all of the Common Stock of the Company was combined to effect a one for two reverse stock split. All previous financial statements have been adjusted to reflect the stock split. The accompanying unaudited consolidated financial statements reflect all adjustments for normal recurring accruals. These adjustments are necessary, in the opinion of management, for a fair presentation of the financial position, the results of operations and the cash flows for the interim periods presented. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year.
NOTE B - DISCONTINUED OPERATIONS
On March 7, 1996 the stockholders of Morrison Restaurants Inc. ("Morrison") approved the distribution of its family dining restaurant business (Morrison Fresh Cooking, Inc. ("MFCI")) and its health care food and nutrition services business (Morrison Health Care, Inc. ("MHCI")) to its stockholders effective March 9, 1996. Morrison stockholders received one share of MFCI for every four shares of Company stock then held and one share of MHCI for every three shares of Company stock then held. In accordance with Accounting Principles Board Opinion No. 30, the financial results of these two businesses, together referred to as the Morrison Group, are reported as discontinued operations. For accounting purposes, the Distribution is reflected as if it occurred on March 2, 1996, the last day of the third fiscal quarter.
As of the Distribution, the Company has no ownership interest in either MFCI or MHCI, except for stock held in connection with employee benefit plans. However, the Company has entered into certain agreements with both MFCI and MHCI governing certain operating relationships among the Company, MFCI and MHCI subsequent to the Distribution. The relationship among the three new companies is discussed in the Morrison Restaurants Inc. Notice of Special Meeting of Stockholders and Proxy Statement dated February 6, 1996 under the section "Relationship among RTI, MFCI, and MHCI after the Distribution".
NOTE C - ASSET IMPAIRMENT/RESTRUCTURE CHARGES
On January 10, 1996 the Company announced that it would adopt Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in the third quarter of fiscal 1996. At the same time, the Company also announced it would recognize charges associated with the Distribution of MFCI and MHCI and other costs associated with the closing of 16 restaurants that had not met management's financial performance requirements.

The original announcement stated that a pre-tax charge of $25.4 million would be recorded of which $3.9 million, the difference between fair value and net realizable value of the impaired assets, results from the adoption of FAS 121. Management revised its estimates during the quarter, however, and recorded a pre-tax charge of $25.9 million (of which $3.9 million remained the result of the adoption of FAS 121). This charge is comprised of the following: impairment on 16 units approved for closure within one year by the Board of Directors on January 10, 1996, ($10.0 million); impairment on in-unit computer equipment ($0.8 million) and write-offs resulting from management's decision to abandon an information technology plan ($3.8 million) approved on that same date; and impairment on units remaining open ($11.3 million).

Based upon management's review of negative cash flow and operating loss units and other considerations, the Board approved the closing of ten Ruby Tuesdays, four Mozzarella's and two Tia's restaurants. The expected loss on disposal of the long-term assets of these units originally announced to be $9.9 million (net of an assumed salvage value of $0.6 million) was recorded at $10.0 million (net of an assumed salvage value of $0.9 million). The increase is the result of changes in the assumed discounted cash flows (operating and salvage) to be received prior to unit closing. Included in this amount is $0.6 million which represents the goodwill associated with two Tia's units to be closed. During the quarter, seven of these units were closed (five Ruby Tuesday's and two Mozzarella's).

Negative cash flow and operating loss units not recommended for closure were reviewed for impairment. Management believed these units might have
been impaired based upon poor operating performance.   Accordingly,
management estimated the undiscounted future cash flows to be generated by these units and determined that certain of them would not likely generate net cash flows in excess of carrying value. Management then estimated the fair value of those units using discounted net cash flow as a measure of fair value. Based upon third quarter operating and cash flow results, two additional units were identified as impaired. Accordingly, a write-down of $0.3 million was added to the $11.0 million previously announced.

Prior to the announcement of the Distribution on September 27, 1995 the Company was undertaking an information technology project intended, among other things, to update or replace certain accounting and human resource systems for all of the Company. Upon announcement of the intended Distribution, management initiated a project by project review of the information technology plan. Upon completion of its review, management decided to abandon certain projects in development, including the project to update or replace certain accounting and human resource systems. In connection therewith, the Company also plans to dispose of certain in-unit computer equipment and replace that equipment with computers more technologically advanced. At the January 10, 1996 board meeting such actions were approved by the Board of Directors. Accordingly, during the quarter ended March 2, 1996 the Company recorded a charge of $3.8 million for the write-off of the information technology projects and $0.8 million for the remaining carrying value of certain in-unit computer equipment.

In addition to the write-down of fixed assets on the 16 units to be closed, the Company accrued charges of $3.4 million relating to the settlement of the related lease obligations. Management estimates it can negotiate lease settlements within 36 months on a majority of those units which cannot be sublet. Management's original estimate ($3.5 million) assumed none of the 16 units would be sublet and that all leases could be settled within 36 months. Since the January 10, 1996 announcement, the Company has concluded that it will not be able to resolve four leases for the amounts originally estimated, and accordingly, an additional $0.5 million was added to the reserve. Also, the Company now believes that it can sublease six of the units approved by the Board for closing. The accrual recorded for the settlement of lease obligations was decreased by $0.9 million as a result of this change in assumption. One of the units to be closed is company-owned.

Other charges of $1.8 million were also recorded during the quarter. These charges consisted primarily of estimated professional and other fees incurred in accordance with the Distribution ($1.3 million); severance pay for staff reductions expected during the quarter ($0.2 million) and miscellaneous other asset write-offs ($0.3 million).

NOTE D - SUBSEQUENT EVENTS

On March 6, 1996, the Company entered into a five-year credit facility with various banks which allows the Company to borrow up to $100.0 million under various interest rate options. The $100.0 million credit facility is comprised of a $50.0 million five-year term note and a $50.0 million five-year revolving credit facility. Commitment fees equal to 0.1875% per annum are payable quarterly on the unused portion of the revolving credit facility. The credit facility provides for certain restrictions on incurring additional indebtedness and to certain funded debt, net worth, and fixed charge coverage requirements.
In order to control interest costs on the term loan, the Company entered into an interest rate swap agreement. The notional amount of this
agreement is equal to the $50.0 million term loan.   The agreement
effectively limits the interest rate to 6.25% for the five year period ended March 4, 2001. In conjunction with entering into the new swap agreement, the Company settled the previous interest swap agreement at a cost of approximately $0.4 million. Prior to the Distribution, each of the Company, MFCI, and MHCI agreed to pay one-third of the cost of settling the swap. Accordingly, the portion allocated to the Company, $0.1 million, was included as part of the restructure costs recorded in the third quarter of fiscal 1996.
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL
On September 26, 1995, the Board of Directors of the Company approved a plan to distribute the Company's family dining and health care businesses to stockholders to create three separate publicly-held corporations. The Distribution was accomplished on March 9, 1996 following an affirmative vote of a majority of the Company's stockholders on March 7, 1996. For accounting purposes, the Distribution was reflected as if it had occurred on March 2, 1996, the last day of the Company's third fiscal quarter. The name of the Company was changed to "Ruby Tuesday, Inc." in connection with the Distribution and its operations consist of the casual dining restaurant business previously conducted by the Ruby Tuesday
Group. As a result of the Board's decision, all previously reported financial statements of the Company have been restated to reflect the activities of MFCI and MHCI as discontinued operations.
Results of Operations:

The following table sets forth selected restaurant operating data as a percentage of revenues for the periods indicated.  All information is derived from the consolidated statements of the Company included herein.
                                       13 Weeks Ended             39 Weeks Ended
                                      MARCH 2,   MARCH 4,       MARCH 2,  MARCH 4,
                                       1996        1995           1996      1995
          >

Revenues..........................    100.0%      100.0%       100.0%       100.0%


Operating costs and expenses:
     Cost of merchandise..........     27.4        27.2         27.4         27.0

     Payroll and related costs....     32.8        32.6         33.7         32.3

     Other, net...................     21.2        20.0         21.7         20.3

     Selling, general and
          administrative..........      5.8         6.2          6.6          7.6

     Depreciation.................      5.4         5.0          5.6          5.0

     Interest expense, net........      1.2         0.3          0.8          0.1

     Loss on impairment of assets.     15.8                      5.6
     Restructure costs............      3.2                      1.1
     L&N conversion/closing costs.                                            5.2

                                      112.8        91.3        102.5         97.5

   Income (loss) from continuing
     operations before income
     taxes........................    (12.8)        8.7         (2.5)         2.5
   Provision (benefit) for
      income taxes................    ( 5.0)        3.2         (1.1)         0.7


   Income (loss) from continuing
     operations...................   ( 7.8)        5.5         (1.4)         1.8
   Income (loss) from discontinued
     operations, net of applicable
     income taxes.................    ( 7.4)        3.7         (0.5)        11.4


   Net income (loss).............     (15.2)%       9.2%        (1.9)%       13.2%


The Company reported net income (loss) from continuing operations of $(12.8) million and $(6.5) million for the thirteen and thirty-nine week periods ended March 2, 1996, compared with $7.9 million and $6.7 million reported for the corresponding periods of the prior fiscal year. The current year loss is the result of costs recorded in the third quarter of fiscal 1996 related to the impairment of assets ($25.9 million) and restructure costs ($5.3 million) associated with the distribution of MFCI and MHCI. Net income (loss) from discontinued operations decreased $17.4 million to $(12.1) million for the thirteen weeks ended March 2, 1996 compared to the same period in the prior fiscal year. Net income (loss) from discontinued operations for the thirty-nine weeks ended March 2, 1996 was $(2.2) million, a decrease of $45.3 million from the corresponding period in the prior year. The decrease is also due to charges recorded during the quarter related to asset impairment and restructure charges.
In addition, net income from discontinued operations for the thirty-nine weeks ended March 4, 1995 reflects a $46.8 million gain ($25.8 million net of tax) on MHCI's sale of certain of its business and industry contracts and assets to Gardner Merchant Food Service, Inc.
In the fiscal 1995 period, the Company accrued approximately $19.7 million for costs to be incurred as a result of the decision announced on June 27, 1994, to phase out the L&N concept. As of March 2, 1996, expenses approximating that same amount related to operating losses, the write-offs of inventories, intangibles and other assets, severance pay and other expenses had been charged against the reserve.
The following table shows year-to-date restaurant openings during the first three quarters as well as total restaurants open at the end of the third quarter.
                          Year-to-date   Year-to-date   Total Open at End
                            Openings        Closings     of Third Quarter
                         Fiscal  Fiscal  Fiscal  Fiscal  Fiscal   Fiscal
                          1996    1995    1996    1995    1996     1995
Continuing Operations:
  Ruby Tuesday             38      47      11       4      302      266
  Mozzarella's              5      17       3       0       46       45
  Tia's                     4      14       0       0       18       14
Discontinued Operations:
  MFCI                      7      13      23       4      158      175
  MHCI                     15      23      32      24      274      281



The Company estimates that approximately five additional Ruby Tuesday units will be opened during the remainder of fiscal 1996.


Company Restaurant Sales:
Company revenues of continuing operations increased $21.9 million or 15.4% to $164.0 million for the quarter and increased $85.8 million or 22.8% to $461.9 million for the thirty-nine weeks ended March 2, 1996. These increases are the result of a net addition of 41 units consisting of 36 Ruby Tuesdays, one Mozzarella's, and four Tia's as of March 2, 1996 offset by declining same store sales.
Cost of Merchandise, Payroll and Related Costs and Other Operating Costs:
Cost of merchandise of continuing operations increased $6.2 million or 16.0% to $44.8 million for the quarter and $25.3 million or 24.9% to $126.9 million for the thirty-nine weeks ended March 2, 1996. These costs have increased slightly as a percentage of revenues from the comparable periods in the prior year as a result of a more value-focused menu featuring lower prices and increased portions.
Payroll and related costs increased $7.5 million or 16.2% for the quarter and $34.1 million or 28.1% for the thirty-nine weeks ended March 2, 1996. As a percentage of revenues, payroll and related costs increased 1.4% during the thirty-nine weeks ended March 2, 1996. The increase is due to additional staffing levels and service programs at Ruby Tuesdays designed to improve guest service and the fixed nature of Mozzarella's management and kitchen payroll coupled with decreasing same store sales. These increases were offset by an improvement in the Company's workers' compensation claims experience as well as a decrease in other fringe benefits.
Other operating costs increased $6.3 million or 22.3% for the quarter and $24.3 million or 31.9% for the thirty-nine weeks ended March 2, 1996. Other operating costs have increased as a percentage of revenues primarily due to an increase in insurance expense. Insurance expense increased due to an increase in general liability rates.
Selling, general and administrative expenses have decreased as a percentage of revenues for both the quarter and year-to-date periods. The decrease resulted from the Company's objective of keeping general and administrative expenses flat for the year.
Depreciation increased $1.8 million or 25.5% for the quarter and $6.7 million or 35.5% for the thirty-nine weeks ended March 2, 1996. Depreciation has increased as a percentage of revenues due to the Company's focus on expansion with freestanding restaurants.


Interest Expense (net of Interest Income):
Net interest expense increased to $2.0 million and $3.5 million for the quarter and year-to-date periods ended March 2, 1996 from $0.5 million and $0.3 million for the same periods of the prior year due to the addition of $54.5 million in borrowings on the Company's revolving credit facility and other bank lines of credit offset by the retirement of the Life of Georgia note of $7.4 million during the thirteen weeks ended September 3, 1994. Income Taxes
The effective income tax rate on continuing operations for the thirteen and thirty-nine weeks ended March 2, 1996 was 38.8% and 43.8%, as compared to 36.0% and 27.7% for the same period of the prior year. Excluding the effects of L&N in the prior year and impairment and restructure costs in the current year, the effective income tax rates for the thirty-nine weeks ended March 2, 1996 and March 4, 1995 would have been 35.2% and 35.5%, respectively.
Earnings per Share
Earnings per share are based on the weighted average number of shares outstanding during each quarter and are adjusted for the assumed conversion of shares issuable upon exercise of options, after the assumed repurchase of common shares with the related proceeds and after the adjustment for the one for two reverse stock split. The difference between primary and fully diluted weighted average shares reflects the maximum extent of potential dilution that conversions of shares could create.
LIQUIDITY AND CAPITAL RESOURCES
Total assets at March 2, 1996 were $375.5 million, a $108.6 million decrease from $484.1 million as of the prior fiscal year end. The decrease is primarily the result of the distribution of the stock of MFCI and MHCI to Company stockholders. Excluding the effects of distributing net assets of discontinued operations, total assets would have increased $46.6 million. Net property and equipment of continuing operations increased $36.5 million from June 3, 1995. The increase was primarily the net result of capital expenditures of $94.1 million, depreciation expense totaling $25.6 million, $5.9 million in retirements, and a $25.3 million write-down of fixed assets due to impairment. The Company anticipates that during the remainder of fiscal 1996, capital expansion will be financed primarily by funds generated by operations with minimal incremental financing from borrowings on lines of credit when necessary.
Total liabilities at March 2, 1996 were $183.6 million, a $55.0 million decrease from $238.6 million as of the end of the prior fiscal year. The decrease is the result of the Distribution discussed above. Long-term borrowings of continuing operations increased $42.0 million from the end of the prior fiscal year primarily as a result of additional borrowings on the Company's revolving line of credit. At March 2, 1996 the Company had $100.0 million in borrowings on this revolving line of credit (including $27.1 million allocated to discontinued operations). The weighted average interest rate on these borrowings including the effective cost of an interest rate swap agreement during the quarter was 6.95%.
In addition, at March 2, 1996, the Company had committed lines of credit amounting to $29.0 million (of which $15.5 million remained available at March 2, 1996) and non-committed lines of credit amounting to $24.0 million with various banks at varying interest rates. These lines are subject to periodic review by each bank and may be canceled by the Company at any time.
Cash dividends paid during the third quarter of fiscal year 1996 amounted to $3.2 million. Dividends paid per share were $0.092 for the third quarter. The Company does not intend to pay dividends for the foreseeable future. It is expected that the combined dividend level of MFCI and MHCI will approximate that paid by the Company prior to the Distribution.

SUBSEQUENT EVENTS
On March 6, 1996, the Company entered into a five-year credit facility with various banks which allows the Company to borrow up to $100.0 million under various interest rate options. The $100.0 million credit facility is comprised of a $50.0 million five-year term note and a $50.0 million five-year revolving credit facility. Commitment fees equal to 0.1875% per annum are payable quarterly on the unused portion of the revolving credit facility. The credit facility provides for certain restrictions on incurring additional indebtedness and to certain funded debt, net worth, and fixed charge coverage requirements.
In order to control interest costs on the term loan, the Company entered into an interest rate swap agreement. The notional amount of this
agreement is equal to the $50.0 million term loan.   The agreement
effectively limits the interest rate to 6.25% for the five year period ended March 4, 2001. In conjunction with entering into the new swap agreement, the Company settled the previous interest swap agreement at a cost of approximately $0.4 million. Prior to the Distribution, each of the Company, MFCI, MHCI agreed to pay one-third of the cost of settling the swap. Accordingly, the portion allocated to the Company, $0.1 million, was included as part of the restructure costs recorded in the third quarter of fiscal 1996.

PART II - OTHER INFORMATION
ITEM 1.
LEGAL PROCEEDINGS
The Company is presently, and from time to time, subject to pending claims and suits arising in the ordinary course of its business. In the opinion of management, the ultimate resolution of these pending legal proceedings will not have a material adverse effect on the Company's operations or consolidated financial position.
ITEM 2.
CHANGES IN  SECURITIES

As a result of the Distribution, the stockholders which formerly held shares of Morrison Restaurants Inc. (a Delaware corporation) now hold shares of Ruby Tuesday, Inc. (a Georgia corporation). Certain differences exist between the rights of a stockholder of a Delaware corporation and a stockholder of a Georgia corporation. The information required by this item is contained in the Morrison Restaurants Inc. Notice of Special Meeting of Stockholders and Proxy Statement dated February 6, 1996 under the section "Comparison of Stockholder Rights."

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
The following exhibits are filed as part of this report:
Exhibit
 No.
 11	Computation of Primary and Fully Diluted Earnings Per Share

 27	Financial Data Schedule



REPORTS ON FORM 8-K

1. The Company filed a current report of Form 8-K on December 14, 1995 including the Independent Accountants' consent to the incorporation by reference in certain registration statements under the Securities Act of 1933 of the restated consolidated financial statements included in the preliminary proxy statement filed with the SEC.


2. The Company filed a Current Report on Form 8-K on February 8, 1996 which included the Independent Accountants' consent to the incorporation by reference in certain registration statements under the Securities Act of 1933 of the restated consolidated financial statements included in the definitive proxy statement filed with the SEC on February 6, 1996.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     RUBY TUESDAY , INC.

(Registrant)



4/15/96                         /s/ J.Russell Mothershed
 DATE                              J. RUSSELL MOTHERSHED
                                        Senior Vice President, Finance
                                        (Senior Vice President and
                                         Principal Accounting Officer)




EXHIBIT INDEX

Exhibit
Number 	                                      Description



11		Computation of Primary and Fully Diluted Earnings Per Share


27		Financial Data Schedule

















4