Form 10-K
period 1996-06-01
RUBY TUESDAY INC
filed 1996-08-30
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended June 1, 1996
                              OR
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from           to

                Commission file number 1-12454

                      RUBY TUESDAY, INC.
      (Exact name of Registrant as specified in its charter)

         GEORGIA                                   63-0475239
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)

4721 Morrison Drive, Mobile, Alabama                    36609
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]


The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on August 9, 1996 as reported on the New York Stock Exchange, was approximately $312,984,000.

The number of shares of the Registrant's common stock outstanding at August 9, 1996 was 17,611,070.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 1, 1996 are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive proxy statement dated
August 23, 1996 are incorporated by reference into Part III.



	INDEX

	PART I
                                                          Page
                                                         Number
Item 1.   Business                                       4 - 9

Item 2.   Properties                                         9

Item 3.   Legal Proceedings                                  9

Item 4.   Submission of Matters to a Vote of
          Security Holders                                10-11

          Executive Officers of the Company               11-12

	PART II

Item 5.   Market for the Registrant's Common Equity and
          Related Shareholder Matters                        12

Item 6.   Selected Financial Data                            12

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations      12

Item 8.   Financial Statements and Supplementary Data        13

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure             13

	PART III

Item 10.  Directors and Executive Officers of the
          Registrant                                         13

Item 11.  Executive Compensation                             13

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                              14

Item 13.  Certain Relationships and Related Transactions     14

	PART IV
Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                             14-21

PART I
Item 1.     Business.

General

Prior to March 9, 1996, Ruby Tuesday, Inc. (the "Company") was known as Morrison Restaurants Inc. ("Morrison"). Morrison operated three businesses in the foodservice industry. These businesses were organized into two operating groups, the Ruby Tuesday Group, consisting of the Company's casual dining concepts, and the Morrison Group which was comprised of Morrison's family dining restaurant and health care food and nutrition services businesses.

On March 7, 1996, the shareholders of Morrison approved the distribution (the "Distribution") of its family dining restaurant business (Morrison Fresh Cooking, Inc. ("MFCI")) and its health care food and nutrition services business (Morrison Health Care, Inc. ("MHCI")) to its shareholders effective March 9, 1996. In conjunction with the Distribution, the Company reincorporated in the state of Georgia, effected a one-for-two reverse stock split of its common stock and changed its name to Ruby Tuesday, Inc.

The first Ruby Tuesday restaurant was opened in 1972 in Knoxville, Tennessee near the campus of the University of Tennessee. The Ruby Tuesday concept, with 16 operational units, was acquired by Morrison in 1982. During the following years, Morrison added other casual dining concepts, including the internally-developed Mozzarella's Cafe ("Mozzarella's", formerly "Silver Spoon") and L&N Seafood Grill ("L&N"). In June 1994, Morrison's Board of Directors approved the plan to phase out the L&N concept in an attempt to align all of the concepts into the strategic focus of "feeding America for under $10." A majority of the L&N's were converted primarily to either Ruby Tuesday or Mozzarella's and the remaining locations were either sold or closed. Based on favorable operating results, Morrison subsequently decided to continue to operate four of the L&N units as L&N's through the remainder of their lease terms. In January 1995, Morrison completed the acquisition of Tias, Inc., a chain of Tex-Mex restaurants, which allowed it to enter into one of the fastest growing segments of the casual dining market. The information presented below relates to the business of the Company following the Distribution unless the context otherwise requires.


Operations

The Company operates three separate and distinct casual dining concepts comprised of Ruby Tuesday, Mozzarella's and Tia's. As of June 1, 1996, the Company operated 365 casual dining restaurants in 33 states.

Ruby Tuesday
Ruby Tuesdays are casual, full-service restaurants with mahogany woods and whimsical artifacts, classic brass and Tiffany lamps which create a comfortable, nostalgic look and feel.  This year we're making Ruby Tuesdays feel even more fun and a little more casual, with black and white checked table cloths, servers dressed in red polo shirts, and lighter, brighter wall colors.  Ruby
Tuesday's menu is based on variety, with something for just about
everyone.	 Some of Ruby Tuesday's most popular entree items which
are prepared fresh daily are: fajitas, baby-back ribs, chicken entrees, soups, sandwiches, salad bar, and signature "Tallcake" desserts in strawberry and chocolate-Oreo varieties. Entree selections range in price from $4.99 to $14.99.

Ruby Tuesday, with 301 units concentrated primarily in the Southeast, Northeast, Mid-Atlantic and Midwest, is the Company's primary growth vehicle. The Company intends to open approximately
32 additional units in fiscal 1997 with the majority of these in existing markets. While the concept has historically been mall-based, current development plans call for 85% of new units to be freestanding. Existing prototypes range in size from 4,300 to 5,600 square feet with seating for 180 to 210 guests. A new prototype measuring slightly below 4,000 square feet is being tested in order to enable Ruby Tuesday to more efficiently fill in existing markets and penetrate additional smaller markets. Other than population and traffic volume, site criteria requirements for new units include annual household incomes ranging from $30,000 to $50,000 and good accessibility and visibility of the location.

Mozzarella's Cafe
Mozzarella's is a company-developed, full-service restaurant with a menu that features a variety of pastas and thin-crust gourmet pizzas, along with made-from-scratch soups, entree salads and sandwiches, fresh seafood selections, prime steak and grilled chicken all prepared with signature recipes. Entree selections range in price from $4.99 to $12.99.

Mozzarella's decor is upbeat and colorful with polished wood trim and paneling, European poster art, strings of overhead lights and tile floors. Displays of olive oil, tomatoes, pasta and other food products contribute to the appeal of the restaurant. Servers approach the guests dressed in white button-down shirts accented with a colorful tie, black trousers and a red bistro apron.

With 46 Company-owned establishments, Mozzarella's are primarily located in the Southeast and Mid-Atlantic with particular concentration in the Washington, D.C. area, Florida and Virginia. The Company intends to open only three units in fiscal 1997 in order to concentrate on improving the operational efficiency and effectiveness of existing units. New restaurants typically range in size from 4,200 to 4,500 square feet and seat 140 to 160 visitors.

Tia's Tex-Mex
Tia's, the Company's newest concept, is a full-service, casual dining restaurant. The decor is reminiscent of an authentic Mexican restaurant with chandeliers replicating those of an old Mexican hotel and colors, textures and artifacts that reflect the restaurants' genuine Southwestern heritage. Tortillas are made by hand in a display station which contributes to Tia's unique atmosphere.

Tia's menu items, which are all fresh and made from scratch, include an array of traditional Tex-Mex favorites such as: fajitas, enchiladas, tacos, nachos and quesadillas and a selection of unique grilled and sauteed dishes. The menu also provides the guest with a variety of appetizers and desserts. Entree items range in price from $4.49 to $11.99. Chips are cooked fresh throughout the day and served with just-made salsa to every guest. Each guest is greeted by a casually dressed server wearing a camp shirt, in various colors, with the Tia's logo, blue jeans and a short black apron.

The Company had 18 Tia's operational at the end of fiscal 1996 and plans to open at least four units in fiscal 1997. New and existing units are located in the Southwest, Southeast and Mid-Atlantic regions. New units will have approximately 5,670 square feet with seating capacity for 215 visitors. New Tia's restaurants are considered in areas with annual household incomes greater than $40,000, with sites which are visible, accessible and meet certain population and traffic criteria.



Research and Development

The Company does not engage in any material research and development activities. The Company, however, engages in on-going studies in connection with the development of menu items for all of its restaurant concepts. Additionally, it conducts consumer research to determine guest preferences, trends, and opinions.

Raw Materials

Raw materials essential to the operation of the Company's business are obtained through MRT Purchasing, LLC ("MRT"). MRT was organized to serve as a purchasing cooperative to allow the Company, MHCI, and MFCI to pool their collective purchasing power and to coordinate the purchase of certain food, equipment and services. The Company is obligated to purchase all core products through MRT arrangements; non-core products may be purchased independently. The Company is committed to this purchasing arrangement for an initial term of five years from March 9, 1996, the effective date of the Distribution, and the agreement will automatically renew for additional five-year terms. The Company may terminate its participation in these purchasing arrangements upon six months prior written notice, provided it continues to honor its purchase commitments under any then existing contracts to which MRT is a party that extend beyond the termination date.

Raw materials are purchased by MRT principally from PYA/Monarch under a cost-plus arrangement. The purchases from PYA/Monarch are in accordance with a Supply Agreement entered into on July 8, 1988, as amended. Purchasing obligations have been allocated to the Company, MHCI, and MFCI based on past practice. If PYA/Monarch is unable to meet the Company's supply needs, the Company negotiates directly with primary suppliers to obtain competitive prices. The Company uses purchase commitment contracts to stabilize the potentially volatile pricing associated with certain commodities. Because of the relatively short storage life of inventories, limited storage facilities at the restaurants themselves, the Company's requirement for freshness and the numerous sources of goods, a minimum amount of inventory is maintained at the units.
If necessary, all essential food, beverage and operational products are available and can be obtained from alternative suppliers in all cities in which the Company operates.

Trademarks of the Company

The Company has registered certain trademarks and service marks, with the United States Patent and Trademark Office, including " Ruby Tuesday"," Mozzarella's", and "Tia's". The Company believes that these and other related marks are of material importance to the Company's business. Registrations of the trademarks listed above expire from 2004 to 2005, unless renewed.

Seasonality

The Company's business is moderately seasonal. Average restaurant sales of the Company are slightly higher during the winter months than during the summer months as the Company is currently concentrated in mall-based units. Freestanding restaurant sales are higher in the summer months whereas mall-based restaurants have higher sales in the winter months, generally peaking during the holiday season.

Customer Dependence

No material part of the business of the Company is dependent upon a single customer, or very few customers, the loss of any one of which would have a material adverse effect on the Company.


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


Government Compliance

The Company is subject to various licensing and regulations at both the state and local levels for items such as zoning, land use, sanitation, alcoholic beverage control, and health and fire safety, all of which could delay the opening of a new restaurant or the operation of an existing unit. The Company's business is subject to various other regulations at the federal level such as health care, minimum wage, and fair labor standards. Compliance with these regulations has not had, and is not expected to have, a material adverse effect on the Company's operations.

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

Personnel

The Company employs approximately 12,500 full-time and 12,300 part-time employees. The Company believes working conditions are favorable and employee compensation is comparable with its competition. None of the Company's employees are covered by a collective bargaining agreement.

International Operations

All Company-owned operations are located within the United States. On March 30, 1995 the Company entered into a development agreement (the "Agreement") with Jardine Pacific Restaurants Group Limited (the "Developer") to open a minimum of eight, 20, and 38 Ruby Tuesday restaurants in the Asia-Pacific region by the end of the third, sixth, and tenth anniversaries of the date of the Agreement, respectively. Under the terms of the Agreement the Company is to receive a licensing fee on the first seven Ruby Tuesday restaurants opened by the Developer in the Asia-Pacific region and royalties from all units, derived as applicable, from sales or profits as defined in the Agreement. As of June 1, 1996, the Developer had opened two Ruby Tuesday restaurants. The Company does not expect this Agreement to have a material effect on future operations, nor is it currently engaged in material operations in foreign countries.

Item 2.  Properties.

Information regarding the locations of the Company's Ruby Tuesdays, Mozzarella's Cafes and Tia's operations is shown in the list below. Of the 365 Company-operated restaurants, the Company owned the building and held long-term land leases for 32 restaurants, owned the land and building for 40 restaurants, held leases covering land
and building for 293 restaurants.   Administrative personnel of the
Company are located in the executive and administrative headquarters building located in Mobile, Alabama. The administrative headquarters has a lease term ending in 1998 and provides an option to purchase at a nominal amount at the end of the initial lease term. This building was financed through the sale of Industrial Development Revenue Bonds from the Industrial Development Board of the City of Mobile, Alabama.

Additional information concerning the properties of the Company and its lease obligations is incorporated herein by reference to Note 7 of the Notes to Consolidated Financial Statements included in the Annual Report to Shareholders for the fiscal year ended June 1, 1996.


As of June 1, 1996, the Company operated 365 restaurants, including 301 Ruby Tuesday, 46 Mozzarella's Cafes and 18 Tia's Tex-mex restaurants in the following locations:


Alabama (20)            Kentucky (3)              New York (23)
Arizona (4)             Louisiana (4)             North Carolina (6)
Arkansas (3)            Maine (1)                 Ohio (14)
Colorado (5)            Maryland (17)             Oklahoma (1)
Connecticut (7)         Massachusetts (5)         Pennsylvania (18)
Delaware (3)            Michigan (16)             Rhode Island (1)
Florida (54)            Minnesota (3)             South Carolina (6)
Georgia (32)            Mississippi (5)           Tennessee (27)
Illinois (10)           Missouri (7)              Texas (13)
Indiana (4)             Nebraska (2)              Virginia (37)
Iowa (1)                New Jersey (11)           Wisconsin (2)


Item 3.  Legal Proceedings.

The Company is from time to time, party to ordinary, routine litigation incidental to its business. In the opinion of management, the ultimate resolution of all pending legal proceedings will not have a material adverse effect on the Company's business, financial position, results of operations or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders.

On March 7, 1996 a Special Meeting of Shareholders of Morrison was held. The matters voted upon and the voting results are detailed below:


Proposal 1
Approval of the distribution of all of the outstanding shares of common stock of MFCI and MHCI, wholly-owned subsidiaries of Morrison.

     Votes for      24,984,490
     Votes against     981,869
     Abstentions        75,068


Proposal 2
Approval and adoption of an Agreement and Plan of Merger between Morrison (a Delaware corporation) and Ruby Tuesday, Inc. (a Georgia corporation and wholly-owned subsidiary of Morrison) providing for (i) the reincorporation of Morrison in the state of Georgia pursuant to a statutory merger of Morrison into Ruby Tuesday, Inc. and (ii) a one-for-two reverse stock split.

     Votes for      24,921,628
     Votes against   1,036,519
     Abstentions        83,280

Proposal 3
Approval of amendments to the Company's Stock Incentive Plan to (i) increase the number of shares reserved for issuance thereunder, (ii) permit grants of equity-based awards to non-employee directors, and (iii) permit adjustments to outstanding options in connection with the Distribution.

     Votes for      23,173,717
     Votes against   2,609,274
     Abstentions       258,435


Proposal 4
Approval of amendments to (i) the Company's Stock Incentive and Deferred Compensation Plan for Directors, (ii) the Company's 1987 Stock Bonus and Non-Qualified Stock Option Plan, and (iii) the Company's 1984 Long Term Incentive Plan to permit adjustments to outstanding awards in connection with the Distribution.

     Votes for      24,461,194
     Votes against   1,333,381
     Abstentions       246,852

Proposal 5
Approval of the adoption (i)by MFCI of the MFCI 1996 Stock
Incentive Plan and (ii) by MHCI of the MHCI 1996 Stock
Incentive Plan.

     Votes for      22,106,754
     Votes against   2,664,353
     Abstentions     1,290,320



Executive Officers of the Company.

Executive officers of the Company are appointed by and serve at the discretion of the Company's Board of Directors. Information regarding the Company's executive officers as of August 9, 1996 is provided below.


Executive

Officer
Name                  Age     Position with the Company     Since

S. E. Beall, III       46     Chairman of the Board and      1982
                              Chief Executive Officer

R. D. McClenagan       48     President- Ruby Tuesday        1985
                              Division

P. G. Hunt             60     Senior Vice President,         1972
                              General Counsel and
                              Secretary

J. R. Mothershed       48     Senior Vice President and      1992
                              Chief Financial Officer,
                              Treasurer and Assistant
                              Secretary

R. Vilord              60     Senior Vice President,         1993
                              Human Resources

Mr. Beall has been Chairman of the Board and Chief
Executive Officer of the Company and prior to the Distribution, Morrison, since May 5, 1995. Mr. Beall served as President and Chief Executive Officer of Morrison from
June 6, 1992 to May 4, 1995 and as President and Chief
Operating Officer of Morrison from September 1986 to June
1992.

Mr. McClenagan has been President of the Ruby Tuesday
Division of the Company and prior to the Distribution, Morrison, since March 1994. He served as President of the Ruby Tuesday Group of Morrison from April 1990 to March
1994 and as Senior Vice President of the Specialty Rest-aurant Division of Morrison from March 1985 to April 1990.


Mr. Hunt joined Morrison in June 1968 and was named Senior
Vice President, General Counsel and Secretary of Morrison in September 1985 and has served in the same capacity at the Company since the Distribution. From December 1984 to
September 1985, he served as Vice President, General
Counsel and Secretary of Morrison.

Mr. Mothershed joined Morrison in July 1972 and was named
Senior Vice President, Finance in March 1994.  Mr.
Mothershed has been Senior Vice of the Company since the Distribution and in June 1996 was also named Chief
Financial Officer of the Company.  He served as Vice
President, Controller and Treasurer of Morrison from March
1989 until March 1994.

Mr. Vilord joined Morrison in April 1988 and was named
Senior Vice President of Human Resources of Morrison in
June 1993 and has served the Company in the same capacity since the Distribution. He served as Vice President of Purchasing for Morrison from October 1989 until June 1993.


PART II

Item 5.  Market for the Registrant's Common Equity and Related
       Shareholder Matters.

Certain information required by this item is incorporated herein by reference to Note 13 of the Notes to Consolidated
Financial Statements of the Registrant's Annual Report to
Shareholders for the fiscal year ended June 1, 1996.

The Company has not paid dividends to shareholders since the Distribution and does not intend to pay cash dividends in the foreseeable future. In addition, under various financing agreements, the Company has agreed to restrict dividend payments (other than stock dividends) and purchases of its capital stock to amounts (collectively, "Restricted Payments") based on earnings after fiscal year 1996. Specifically, the maximum amount available for Restricted Payments at any time is the excess of shareholders' equity above the amount equal to the sum of $180 million plus 50% (or minus 100% in the case of a deficit) of Consolidated Net Earnings for the period commencing on June 2, 1996, and terminating at the end of the last fiscal quarter preceding the date of any proposed Restricted Payment. At June 1, 1996, the maximum amount of permissible Restricted Payments was $17.3 million.

Item 6.  Selected Financial Data.

The information contained under the caption "Summary of Operations" of the Registrant's Annual Report to Shareholders for the fiscal year ended June 1, 1996 is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Registrant's Annual Report to Shareholders for the fiscal year ended June 1, 1996 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

The following consolidated financial statements and the related report of the Company's independent auditors contained in the Registrant's Annual Report to Shareholders for the fiscal year ended June 1, 1996, are incorporated herein by reference:

     Consolidated Statements of Income - Fiscal years ended
     June 1, 1996, June 3, 1995 and June 4, 1994.

     Consolidated Balance Sheets - As of June 1, 1996 and June 3, 1995.

     Consolidated Statements of Shareholders' Equity - Fiscal years ended June 1, 1996, June 3, 1995 and June 4, 1994.

     Consolidated Statements of Cash Flows - Fiscal years ended
     June 1, 1996, June 3, 1995 and June 4, 1994.

     Notes to Consolidated Financial Statements.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


PART III

Item 10. Directors and Executive Officers of the Company.

(a) The information regarding directors of the Company is incorporated herein by reference to the information set forth in the table captioned "Director and Director Nominee Information" under "Election of Directors" in the definitive proxy statement of the Registrant dated August 23, 1996, relating to the Registrant's annual meeting of shareholders to be held on September 30, 1996.

(b) Pursuant to Form 10-K General Instruction G(3), the information regarding executive officers of the Company has been included in Part I of this Report under the caption
"Executive Officers of the Company".

Item 11.  Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions "Executive Compensation" and "Directors' Fees and Attendance" in the definitive proxy statement of the Registrant dated August 23, 1996 relating to the Registrant's annual meeting of shareholders to be held on September 30, 1996.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

The information required by this Item 12 is incorporated herein by reference to the information set forth in the table captioned "Beneficial Ownership of Common Stock" under "Election of Directors" in the definitive proxy statement of the Registrant dated August 23, 1996, relating to the Registrant's annual meeting of shareholders to be held on September 30, 1996.

Item 13.  Certain Relationships and Related Transactions.

The information required by this Item 13 is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in the definitive proxy statement of the Registrant dated August 23, 1996, relating to the Registrant's annual meeting of shareholders to be held on September 30, 1996.




PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are incorporated by reference into or are filed as a part of this report:

     1.  Financial Statements:

The following consolidated financial statements and the independent auditors' report thereon, included in the Registrant's Annual Report to Shareholders for the fiscal year ended June 1, 1996, a copy of which is contained in the exhibits to this report, are incorporated herein by reference:

                                                  Page Reference
                                                 in paper version
                                                 of Annual Report
                                                  to Shareholders
         Consolidated Statements of Income for
         the fiscal years ended June 1, 1996,
         June 3, 1995 and June 4, 1994                    24

         Consolidated Balance Sheets as of
         June 1, 1996 and June 3, 1995                    25

         Consolidated Statements of Shareholders'
         Equity for the fiscal years ended
         June 1, 1996, June 3, 1995 and
         June 4, 1994                                     26

         Consolidated Statements of Cash Flows
         for the fiscal years ended June 1, 1996,
         June 3, 1995 and June 4, 1994                    27

         Notes to Consolidated Financial Statements       28-40

         Report of Independent Auditors                   41



2.  Financial statement schedules:

Financial statement schedules are omitted because they are either not required or the required information is shown in the financial statements or notes thereto.

3.  Exhibits

The following exhibits are filed as part of this report:

        	RUBY TUESDAY, INC. AND SUBSIDIARIES
                     	LIST OF EXHIBITS
Exhibit
Number 	              Description

3.1  		Articles of Incorporation of Ruby Tuesday, Inc. (1)

3.2    Bylaws of Ruby Tuesday, Inc.(1)

4.1    Specimen Common Stock Certificate. (1)

4.2 Articles of Incorporation of Ruby Tuesday, Inc. (filed as Exhibit 3.1 hereto). (1)

4.3    Bylaws of Ruby Tuesday, Inc. (filed as Exhibit 3.2 hereto). (1)

4.4    Rights Agreement dated as of March 30, 1987 between Morrison
       Restaurants Inc. (predecessor to Ruby Tuesday, Inc.) and AmSouth National Association (predecessor of AmSouth Bank of Alabama), as Rights Agent. (2)

4.5 Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.4 hereto). (1)

10.1 Executive Supplemental Pension Plan together with First Amendment made June 30, 1994 and Second Amendment made July 31, 1995.* (3)

10.2   [Reserved]

10.3 Morrison Restaurants Inc. Stock Incentive and Deferred Compensation Plan for Directors together with First Amendment dated June 29, 1995. *(4)

10.4   1993 Executive Stock Option Program.* (5)

10.5   1993 Management Stock Option Program (July 1, 1993 - June 30, 1996).* (6)

10.6   Morrison Restaurants Inc. Long-Term Incentive Plan. * (7)

10.7 Morrison Restaurants Inc. 1987 Stock Bonus and Non-Qualified Stock Option Plan, and Related Agreement.* (8)

10.8   Morrison Restaurants Inc. 1993 Non-Executive Stock Incentive Plan.* (9)

10.9 Morrison Restaurants Inc. Deferred Compensation Plan, as restated effective January 1, 1994 together with amended and restated Trust Agreement (dated December 1, 1992) to Deferred Compensation Plan.* (10)

10.10 Supply Agreement Between Morrison Restaurants Inc. and PYA/Monarch, Inc. dated July 8, 1988. (11)

10.11 Letter Agreement dated March 5, 1996 amending Supply Agreement between Morrison Restaurants Inc. and PYA/Monarch, Inc. (1)

10.12 Morrison Restaurants Inc. Management Retirement Plan together with First Amendment made June 30, 1994 and Second Amendment made July 31, 1995.*
       (12)

10.13 Asset Purchase Agreement dated June 27, 1994, by and among Morrison Restaurants Inc. and Gardner Merchant Food Services, Inc. and the related exhibits to such agreement. (13)

10.14 Morrison Restaurants Inc. Salary Deferral Plan as amended and restated December 31, 1993 together with amended and restated Trust Agreement (effective January 1, 1994) First and Second Amendments to the Plan dated October 21, 1994 and June 30, 1995, respectively, and the First Amendment to the Trust Agreement made June 30, 1995.* (14)

10.15 Executive Group Life and Executive Accidental Death and Dismemberment Plan.* (15)

10.16 Non-Qualified Option Agreement between Morrison Restaurants Inc. and Mr. E.E. Bishop, dated January 30, 1987.* (16)

10.17 Non-Qualified Option Agreement between Morrison Restaurants Inc. and Mr. S.E. Beall, III dated January 30, 1987.* (17)

10.18 Form of Non-Qualified Stock Option Agreement for Executive Officers Pursuant to the Morrison Restaurants Inc. Stock Incentive Plan.* (18)

10.19  [Reserved]

10.20  First Amendment to Morrison Restaurants Inc. Long-term Incentive Plan.
       * (19)

10.21 Amendments to Morrison Restaurants Inc. 1987 Stock Bonus and Non-Qualified Stock Option Plan.* (20)

10.22  Morrison Restaurants Inc. Executive Life Insurance Plan.* (21)

10.23 Distribution Agreement dated as of March 2, 1996 among Morrison Restaurants Inc., Morrison Fresh Cooking, Inc. and Morrison Health Care, Inc. (1)

10.24 Amended and Restated Tax Allocation and Indemnification Agreement dated as of March 2, 1996 among Morrison Restaurants Inc., Custom Management Corporation of Pennsylvania, Custom Management Corporation, John C.
       Metz & Associates, Inc., Morrison International, Inc., Morrison Custom Management Corporation of Pennsylvania, Morrison Fresh Cooking, Inc., Ruby Tuesday, Inc., a Delaware corporation, Ruby Tuesday (Georgia), Inc., a Georgia corporation, Tias, Inc. and Morrison Health Care, Inc. (1)

10.25 Agreement Respecting Employee Benefit Matters dated as of March 2, 1996 among Morrison Restaurants Inc., Morrison Fresh Cooking, Inc. and Morrison Health Care, Inc. (1)

10.26 License Agreement dated as of March 2, 1996 between Ruby Tuesday (Georgia), Inc. and Morrison Health Care, Inc. (1)

10.27 Amended and Restated Operating Agreement of MRT Purchasing, LLC dated as of March 2, 1996 among Morrison Restaurants Inc., Ruby Tuesday, Inc., Morrison Fresh Cooking, Inc. and Morrison Health Care, Inc. (1)

10.28  Form of 1996 Stock Incentive Plan.* (1)

10.29 Form of Second Amendment to Stock Incentive and Deferred Compensation Plan for Directors.* (1)

10.30  Form of First Amendment to 1993 Non-Executive Stock Incentive Plan. * (1)

10.31  Form of Third Amendment to Executive Supplemental Pension Plan. * (1)

10.32  Form of Third Amendment to  Management Retirement Plan. * (1)

10.33  Form of Third Amendment to Salary Deferral Plan. * (1)

10.34  Form of First Amendment to Deferred Compensation Plan. * (1)

10.35  Form of Second Amendment to Retirement Plan. * (1)

10.36 Form of Fourth Amendment to 1987 Stock Bonus and Non-Qualified Stock Option Plan. * (1)

10.37  Form of Second Amendment to 1984 Long Term Incentive Plan. * (1)

10.38 Form of Indemnification Agreement to be entered into with executive officers and directors. (1)

10.39 Form of Change of Control Agreement to be entered into with executive officers. * (1)

10.40 Credit Agreement dated as of March 6, 1996 among Ruby Tuesday (Georgia), Inc., SunTrust Bank, Atlanta, for itself and as Agent and Administrative Agent, and the other lenders signatories thereto. (1)

11	   	Statement regarding computation of per share earnings.

13   		Annual Report to Shareholders for the fiscal year ended June 1, 1996
       (Only portions specifically incorporated by reference in the Form 10-K are being filed herewith).


21 	  	Subsidiaries of Registrant.

23   		Consent of Independent Auditors.

27     Financial Data Schedule.


              EXHIBIT FOOTNOTES

Exhibit
Footnote	        Description
 *	      	Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to Exhibit of the same number on Form 8-B dated March 15, 1996 of Ruby Tuesday, Inc. (File No. 0-12454).

(2)     		Incorporated by reference to Exhibit 4.2 to Quarterly Report on Form
          10-Q of Morrison Restaurants Inc. for the fiscal quarter ended
          February 28, 1987 (File No. 0-1750).

(3)     		Incorporated by reference to Exhibit 10(b) to Annual Report on Form
          10-K of Morrison Restaurants Inc. for the fiscal year ended June 5,
          1993 (File No. 0-1750).

(4) Incorporated by reference to Exhibit 10(c) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 3, 1995 (File No. 1-12454).

(5)     		Incorporated by reference to Exhibit 10(d) to Annual Report on Form
          10-K of Morrison Restaurants Inc. for the fiscal year ended June 3,
          1995 (File No. 1-12454).

(6)		     Incorporated by reference to Exhibit 10(e) to Annual Report on Form
          10-K of Morrison Restaurants Inc. for the fiscal year ended June 3,
          1995 (File No. 1-12454).

(7)     		Incorporated by reference to Exhibit 28 to Registration Statement on
          Form S-8 of Morrison Restaurants Inc. (Reg. No. 2-97120).

(8)	     	Incorporated by reference to Exhibit 28.1 to Registration Statement on Form S-8 of Morrison Restaurants Inc. (Reg. No. 33-13593).

(9)	      Incorporated by reference to Exhibit 10(h) to Annual Report on Form
          10-K of Morrison Restaurants Inc. for the fiscal year ended June 5, 1993 (File No. 0-1750).

(10) Incorporated by reference to Exhibit 10(i) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 5, 1993 (File No. 0-1750).

(11) Incorporated by reference to Exhibit 10(m) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended May 28, 1988 (File No. 0-1750).

(12) Incorporated by reference to Exhibit 10(n) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 3, 1995 (File No. 1-12454).

(13) Incorporated by reference to Exhibit (2) to the Current Report on Form 8-K dated July 27, 1995 of Morrison Restaurants Inc. (File No. 1-12454)

(14) Incorporated by reference to Exhibit 10(p) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 3, 1995 (File No. 1-12454).

(15) Incorporated by reference to Exhibit 10(q) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 3, 1989 (File No. 0-1750).

(16) Incorporated by reference to Exhibit 10(s) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 2, 1990 (File No. 0-1750).

(17) Incorporated by reference to Exhibit 10(t) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 2, 1990 (File No. 0-1750).

(18) Incorporated by reference to Exhibit 10(v) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 5, 1993 (File No. 0-1750).

(19) Incorporated by reference to Exhibit 10(y) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 4, 1994 (File No. 1-12454).

(20) Incorporated by reference to Exhibit 10(z) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 4, 1994 (File No. 1-12454).

(21) Incorporated by reference to Exhibit 10(a)(a) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 4, 1994 (File No. 1-12454).



(b)  Reports on Form 8-K

Current Report on Form 8-K dated March 14, 1996 reporting the spin-off of two subsidiaries, the reincorporation of Morrison Restaurants Inc. in the state of Georgia pursuant to a statutory merger effective March 9, 1996, the one-for-two reverse stock split effected in conjunction with the reincorporation, the name change to Ruby Tuesday, Inc. and the details regarding the new credit agreement entered into as of March 6, 1996.

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


                                 RUBY TUESDAY, INC.


Date  8/29/96               By: /s/ Samuel E. Beall, III
                            Samuel E. Beall, III
                            Chairman of the Board and
                            Chief Executive Officer



Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date  8/29/96                By: /s/ Samuel E. Beall, III
                             Samuel E. Beall, III
                             Chairman of the Board and
                             Chief Executive Officer


Date  8/29/96            By: /s/ J. Russell Mothershed
                             J. Russell Mothershed
                             Senior Vice President, Finance
                             Chief Financial Officer
                             Treasurer and Assistant Secretary


Date  8/29/96            By:/s/J.B. McKinnon
                            J. B. McKinnon
                            Director



Date  8/29/96            By: /s/ Dr. Donald Ratajczak
                            Dr. Donald Ratajczak
                            Director


Date  8/29/96               By:/s/ Dolph W. von Arx
                            Dolph W. von Arx
                            Director




Date 8/29/96             By:/s/ Claire L. Arnold
                            Claire L. Arnold
                            Director


Date 8/29/96             By:/s/ Arthur R. Outlaw
                            Arthur R. Outlaw
                            Vice-Chairman of the Board


Date  8/29/96               By:/s/ Dr. Benjamin F. Payton
                            Dr. Benjamin F. Payton
                            Director



          RUBY TUESDAY, INC. AND SUBSIDIARIES
                  	LIST OF EXHIBITS



Exhibit
Number 	              Description

3.1  		Articles of Incorporation and all mergers of Ruby Tuesday, Inc. (1)

3.2    Bylaws of Ruby Tuesday, Inc.(1)

4.1    Specimen Common Stock Certificate. (1)

4.2 Articles of Incorporation and all mergers of Ruby Tuesday, Inc. (filed as Exhibit 3.1 hereto). (1)

4.3    Bylaws of Ruby Tuesday, Inc. (filed as Exhibit 3.2 hereto). (1)

4.4 Rights Agreement dated as of March 30, 1987 between Morrison Restaurants Inc. (predecessor to Ruby Tuesday, Inc.) and AmSouth National Association (predecessor of AmSouth Bank of Alabama), as Rights Agent. (2)

4.5 Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.4 hereto). (1)

10.1 Executive Supplemental Pension Plan together with First Amendment made June 30, 1994 and Second Amendment made July 31, 1995.* (3)

10.2   [Reserved]


10.3 Morrison Restaurants Inc. Stock Incentive and Deferred Compensation Plan for Directors together with First Amendment dated June 29, 1995. *(4)

10.4   1993 Executive Stock Option Program.* (5)

10.5   1993 Management Stock Option Program (July 1, 1993 - June 30, 1996).* (6)

10.6   Morrison Restaurants Inc. Long-Term Incentive Plan. * (7)

10.7 Morrison Restaurants Inc. 1987 Stock Bonus and Non-Qualified Stock Option Plan, and Related Agreement.* (8)

10.8   Morrison Restaurants Inc. 1993 Non-Executive Stock Incentive Plan.* (9)


10.9 Morrison Restaurants Inc. Deferred Compensation Plan, as restated effective January 1, 1994 together with amended and restated Trust Agreement (dated December 1, 1992) to Deferred Compensation Plan.* (10)

10.10 Supply Agreement Between Morrison Restaurants Inc. and PYA/Monarch, Inc. dated July 8, 1988. (11)

10.11 Letter Agreement dated March 5, 1996 amending Supply Agreement between Morrison Restaurants Inc. and PYA/Monarch, Inc. (1)

10.12 Morrison Restaurants Inc. Management Retirement Plan together with First Amendment made June 30, 1994 and Second Amendment made July 31, 1995.*
       (12)

10.13 Asset Purchase Agreement dated June 27, 1994, by and among Morrison Restaurants Inc. and Gardner Merchant Food Services, Inc. and the related exhibits to such agreement. (13)

10.14 Morrison Restaurants Inc. Salary Deferral Plan as amended and restated December 31, 1993 together with amended and restated Trust Agreement (effective January 1, 1994) First and Second Amendments to the Plan dated October 21, 1994 and June 30, 1995, respectively, and the First Amendment to the Trust Agreement made June 30, 1995.* (14)

10.15 Executive Group Life and Executive Accidental Death and Dismemberment Plan.* (15)

10.16 Non-Qualified Option Agreement between Morrison Restaurants Inc. and Mr. E.E. Bishop, dated January 30, 1987.* (16)

10.17 Non-Qualified Option Agreement between Morrison Restaurants Inc. and Mr. S.E. Beall, III dated January 30, 1987.* (17)

10.18 Form of Non-Qualified Stock Option Agreement for Executive Officers Pursuant to the Morrison Restaurants Inc. Stock Incentive Plan.* (18)

10.19  [Reserved]


10.20  First Amendment to Morrison Restaurants Inc. Long-term Incentive Plan. *
       (19)

10.21 Amendments to Morrison Restaurants Inc. 1987 Stock Bonus and Non-Qualified Stock Option Plan.* (20)

10.22  Morrison Restaurants Inc. Executive Life Insurance Plan.* (21)

10.23 Distribution Agreement dated as of March 2, 1996 among Morrison Restaurants Inc., Morrison Fresh Cooking, Inc. and Morrison Health Care, Inc. (1)

10.24 Amended and Restated Tax Allocation and Indemnification Agreement dated as of March 2, 1996 among Morrison Restaurants Inc., Custom Management Corporation of Pennsylvania, Custom Management Corporation, John C.
       Metz & Associates, Inc., Morrison International, Inc., Morrison Custom Management Corporation of Pennsylvania, Morrison Fresh Cooking, Inc., Ruby Tuesday, Inc., a Delaware corporation, Ruby Tuesday (Georgia), Inc., a Georgia corporation, Tias, Inc. and Morrison Health Care, Inc. (1)

10.25 Agreement Respecting Employee Benefit Matters dated as of March 2, 1996 among Morrison Restaurants Inc., Morrison Fresh Cooking, Inc. and Morrison Health Care, Inc. (1)

10.26 License Agreement dated as of March 2, 1996 between Ruby Tuesday (Georgia), Inc. and Morrison Health Care, Inc. (1)

10.27 Amended and Restated Operating Agreement of MRT Purchasing, LLC dated as of March 2, 1996 among Morrison Restaurants Inc., Ruby Tuesday, Inc., Morrison Fresh Cooking, Inc. and Morrison Health Care, Inc. (1)

10.28  Form of 1996 Stock Incentive Plan.* (1)

10.29 Form of Second Amendment to Stock Incentive and Deferred Compensation Plan for Directors.* (1)

10.30  Form of First Amendment to 1993 Non-Executive Stock Incentive Plan. * (1)

10.31  Form of Third Amendment to Executive Supplemental Pension Plan. * (1)

10.32  Form of Third Amendment to  Management Retirement Plan. * (1)

10.33  Form of Third Amendment to Salary Deferral Plan. * (1)

10.34  Form of First Amendment to Deferred Compensation Plan. * (1)

10.35  Form of Second Amendment to Retirement Plan. * (1)

10.36 Form of Fourth Amendment to 1987 Stock Bonus and Non-Qualified Stock Option Plan. * (1)

10.37  Form of Second Amendment to 1984 Long Term Incentive Plan. * (1)

10.38 Form of Indemnification Agreement to be entered into with executive officers and directors. (1)

10.39 Form of Change of Control Agreement to be entered into with executive officers. * (1)

10.40 Credit Agreement dated as of March 6, 1996 among Ruby Tuesday (Georgia), Inc., SunTrust Bank, Atlanta, for itself and as Agent and Administrative Agent, and the other lenders signatories thereto. (1)

11	   	Statement regarding computation of per share earnings.

13   		Annual Report to Shareholders for the fiscal year ended June 1, 1996
       (Only portions specifically incorporated by reference in the Form 10-K are being filed herewith).

21   		Subsidiaries of Registrant.

23   		Consent of Independent Auditors.

27     Financial Data Schedule.



                      	RUBY TUESDAY, INC.
	                      EXHIBIT FOOTNOTES


Exhibit
Footnote	        Description
 *	   	Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to Exhibit of the same number on Form 8-B dated March 15, 1996 of Ruby Tuesday, Inc. (File No. 0-12454).

(2 ) 		Incorporated by reference to Exhibit 4.2 to Quarterly Report on Form 10-Q of Morrison Restaurants Inc. for the fiscal quarter ended February 28,
       1987 (File No. 0-1750).

(3)  		Incorporated by reference to Exhibit 10(b) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 5, 1993 (File
       No. 0-1750).

(4)  		Incorporated by reference to Exhibit 10(c) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 3, 1995 (File
       No. 1-12454).

(5)	  	Incorporated by reference to Exhibit 10(d) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 3, 1995 (File
       No. 1-12454).

(6)	  	Incorporated by reference to Exhibit 10(e) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 3, 1995 (File
       No. 1-12454).

(7)		  Incorporated by reference to Exhibit 28 to Registration Statement on Form
       S-8 of Morrison Restaurants Inc. (Reg. No. 2-97120).

(8)		  Incorporated by reference to Exhibit 28.1 to Registration Statement on
       Form S-8 of Morrison Restaurants Inc. (Reg. No. 33-13593).

(9)	  	Incorporated by reference to Exhibit 10(h) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 5, 1993 (File
       No. 0-1750).

(10) Incorporated by reference to Exhibit 10(i) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 5, 1993 (File No. 0-1750).

(11) Incorporated by reference to Exhibit 10(m) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended May 28, 1988 (File No. 0-1750).

(12) Incorporated by reference to Exhibit 10(n) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 3, 1995 (File No. 1-12454).

(13) Incorporated by reference to Exhibit (2) to the Current Report on Form 8-K dated July 27, 1995 of Morrison Restaurants Inc. (File No. 1-12454)

(14) Incorporated by reference to Exhibit 10(p) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 3, 1995 (File No. 1-12454).

(15) Incorporated by reference to Exhibit 10(q) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 3, 1989 (File No. 0-1750).

(16) Incorporated by reference to Exhibit 10(s) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 2, 1990 (File No. 0-1750).

(17) Incorporated by reference to Exhibit 10(t) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 2, 1990 (File No. 0-1750).

(18) Incorporated by reference to Exhibit 10(v) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 5, 1993 (File No. 0-1750).


(19) Incorporated by reference to Exhibit 10(y) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 4, 1994 (File No. 1-12454).

(20) Incorporated by reference to Exhibit 10(y) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 4, 1994 (File No. 1-12454).

(21) Incorporated by reference to Exhibit 10(a)(a) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 4, 1994 (File No. 1-12454).