Form 10-Q
period 1996-08-30
RUBY TUESDAY INC
filed 1996-10-15
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
	SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  AUGUST 31, 1996
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

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

                       17,783,277
(Number of shares of $0.01 par value common stock outstanding as of October 11, 1996)

Exhibit Index appears on page 13


                       INDEX
									                                    PAGE
								                                    NUMBER
PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

        CONSOLIDATED BALANCE SHEETS AS OF
        AUGUST 31, 1996 AND JUNE 1, 1996....... 3

        CONSOLIDATED STATEMENTS OF INCOME FOR
        THE THIRTEEN WEEKS ENDED AUGUST 31,
        1996 AND SEPTEMBER 2, 1995............. 4

        CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THIRTEEN WEEKS ENDED
        AUGUST 31, 1996 AND SEPTEMBER 2, 1995.. 5

        NOTES TO CONSOLIDATED FINANCIAL
        STATEMENTS............................. 6-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS............................. 7-11

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS...................... 11

ITEM 2. CHANGES IN SECURITIES.................. NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES........ NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS....................... NONE

ITEM 5. OTHER INFORMATION...................... NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....... 11-12

SIGNATURES..................................... 12

PART I - FINANCIAL INFORMATION
ITEM 1
RUBY TUESDAY, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)



                                                                August 31,          June 1,
                                                                  1996               1996

                                                                (UNAUDITED)       (AUDITED)
CURRENT ASSETS:
      Cash and short-term investments..................          $  8,261          $  7,139
      Receivables - trade and other....................             5,455             2,040
      Inventories......................................             9,027             8,681
      Prepaid expenses.................................            10,989            12,410
      Deferred income tax benefits.....................             3,906             2,988
        Total current assets...........................            37,638            33,258

PROPERTY AND EQUIPMENT - at cost.......................           463,844           443,475
      Less accumulated depreciation and amortization...          (138,408)         (129,937)
                                                                  325,436           313,538

COSTS IN EXCESS OF NET ASSETS ACQUIRED.................            20,893            21,058

OTHER ASSETS...........................................            13,583            13,262

          TOTAL ASSETS.................................          $397,550          $381,116

LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable.................................          $ 28,493          $ 26,386
      Short-term borrowings............................             3,470             6,001
      Accrued liabilities:
        Taxes, other than income taxes.................            10,422            10,602
        Payroll and related costs......................             8,547             6,917
        Insurance......................................             9,397             7,478
        Rent and other.................................             9,927             9,112
      Current portion of notes and mortgages payable...                97                95
          Total current liabilities....................            70,353            66,591

NOTES AND MORTGAGES PAYABLE............................            81,083            76,108
DEFERRED INCOME TAXES..................................             9,566             8,232
OTHER DEFERRED LIABILITIES.............................            31,917            32,842
SHAREHOLDERS' EQUITY:
   Common stock, $0.01 par value;(authorized 50,000
       shares; issued 17,757 @ 8/31/96; 17,598 @ 6/01/96)             178               176
      Capital in excess of par value...................             3,861             1,762
      Retained earnings................................           203,842           198,354
                                                                  207,881           200,292
      Less common stock held by deferred compensation
       plan - at cost(146 shares @ 8/31/96; 134 shares
       @ 6/01/96)......................................           ( 3,250)           (2,949)
                                                                  204,631           197,343
          TOTAL LIABILITIES & SHAREHOLDERS' EQUITY.....          $397,550          $381,116

The accompanying notes are an integral part of the consolidated financial statements


RUBY TUESDAY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER-SHARE DATA)
(UNAUDITED)




                                                Thirteen Weeks Ended
                                           August 31,       September 2,
                                             1996               1995
Revenues................................    $157,282           $145,964

Operating costs and expenses:
     Cost of merchandise................      42,325             39,416
     Payroll and related costs..........      51,834             48,955
     Other, net.........................      34,862             32,145
     Selling, general and administrative       9,483             10,573
     Depreciation.......................       9,127              8,044
     Interest expense, net..............       1,142                620
                                             148,773            139,753
Income from continuing
     operations before income taxes.....       8,509              6,211

Provision for income taxes..............       3,020              2,000


Income from continuing operations.......       5,489              4,211

Income from discontinued operations,
     net of applicable income taxes.....                          5,245

Net income..............................    $  5,489           $  9,456

Earnings per common and equivalent share:

  Continuing operations.................    $   0.31           $   0.24
  Discontinued operations...............        0.00               0.29
  Earnings per common and equivalent
     share..............................    $   0.31           $   0.53

  Weighted average common and common
     equivalent shares..................      17,942             17,775


The accompanying notes are an integral part of the consolidated financial statements


RUBY TUESDAY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                            Thirteen Weeks Ended
                                                        August 31,    September 2,
                                                           1996            1995
Operating Activities:
Income from continuing operations.................       $  5,489       $  4,211
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation....................................          9,127          8,044
  Amortization of intangibles.....................            183            149
  Deferred income taxes...........................            415           (285)
  Loss on disposition of assets...................            127            121
  Changes in operating assets and liabilities:
     Increase in receivables......................         (3,415)          (914)
     Increase in inventories......................           (346)          (654)
     (Increase)/decrease in prepaid and other
      assets......................................            743           (665)
    Increase in accounts payable,
      accrued and other liabilities...............          5,366          1,838
    Increase in income taxes payable..............            708          2,533
Cash provided by continuing operations............         18,397         14,378
Cash provided by discontinued operations..........                        13,282
  Net cash provided by operating activities.......         18,397         27,660

Investing Activities:
Purchases of property and equipment...............        (21,232)       (41,611)
Proceeds from disposal of assets..................             33            387
Other, net........................................           (321)        (2,016)
Discontinued operations investing activities, net.                        (6,523)
  Net cash used by investing activities...........        (21,520)       (49,763)

Financing Activities:
Proceeds from long-term debt......................          5,000         14,765
Net change in short-term borrowings...............         (2,531)         1,054
Principal payments on long-term debt and capital
  leases..........................................            (23)
Proceeds from issuance of stock, including
  treasury stock..................................          2,100            754
Stock repurchases.................................           (301)          (148)
Dividends paid....................................                        (3,021)
Discontinued operations financing activities, net.                         9,187
  Net cash provided by financing activities.......          4,245         22,591
Increase in cash and short-term investments.......          1,122            488
Cash and short-term investments:
  Beginning of year...............................          7,139          5,957
  End of quarter..................................       $  8,261       $  6,445

The accompanying notes are an integral part of the consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the notes to the consolidated financial statements included in Ruby Tuesday, Inc.'s annual report for the fiscal year ended June 1, 1996. The accompanying unaudited consolidated financial statements reflect all adjustments for normal recurring accruals. These adjustments are necessary, in the opinion of management, for a fair presentation of the financial position, the results of operations and the cash flows for the interim periods presented. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year.

NOTE B - DISCONTINUED OPERATIONS

On March 7, 1996 the shareholders of Morrison Restaurants Inc. ("Morrison") approved the distribution of its family dining restaurant business (Morrison Fresh Cooking, Inc. ("MFCI")) and its health care food and nutrition services business (Morrison Health Care, Inc. ("MHCI")) to its stockholders effective March 9, 1996. As of the distribution date, the Company has no ownership interest in either MFCI or MHCI, except for stock held in connection with employee benefit plans. In accordance with Accounting Principles Board Opinion No. 30, the financial results of these two businesses, together referred to as the Morrison Group, are reported as discontinued operations.

NOTE C - ASSET IMPAIRMENT/RESTRUCTURE CHARGES

In the third quarter of fiscal 1996 the Board of Directors of the Company approved the closing of ten Ruby Tuesdays, four Mozzarella's and two Tia's restaurants based upon management's review of negative cash flow and operating loss units and other considerations. A charge of $13.4 million was recorded at that time, consisting of a $10.0 million loss on impairment of assets (net of an assumed salvage value of $0.9 million), and $3.4 million for the settlement of the related lease obligations. As of August 31, 1996, ten of these units have been closed (seven Ruby Tuesdays and three Mozzarella's). Two additional Ruby Tuesday restaurants closed shortly after the end of the quarter. Management is currently negotiating closing dates with landlords on the remaining four units and expects to develop a plan to complete the closings during second quarter. Management can normally negotiate lease settlements within 36 months of the closing date on any unit which cannot be sublet. During the quarter, the Company paid approximately $0.8 million in related lease obligations and settlement costs relating to those units identified for closure. As of August 31, 1996, $2.2 million of the lease settlement reserve remains. At August 31, 1996, the remaining recorded salvage value is $0.6 million.

NOTE D - SUBSEQUENT EVENTS

In March 1996, the Company entered into a five-year credit facility with various banks which included a $50.0 million five-year term note. At that same time, the Company entered into an interest rate swap agreement in order to control interest costs on that loan. The agreement effectively limited the interest rate to 6.25% for the period ended August 31, 2001. Based on current projections of long term interest rates, the Company elected to unwind its interest rate swap agreement because it felt its net effective floating interest rate for the five-year period would be less than the 6.25% fixed rate associated with the swap agreement. The Company terminated the interest rate swap agreement on September 10, 1996 and received approximately $1.7 million in cash. The gain on the interest rate swap agreement will be amortized to interest expense over the previously remaining life of the swap agreement.

                              ITEM 2
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

General:
The Company reported net income from continuing operations of $5.5 million for the thirteen weeks ended August 31, 1996 compared to $4.2 million for the corresponding period of the prior year.

In the third quarter of fiscal 1996 the Board of Directors of the Company approved the closing of ten Ruby Tuesdays, four Mozzarella's and two Tia's restaurants based upon management's review of negative cash flow and operating loss units and other considerations. A charge of $13.4 million was recorded at that time, consisting of a $10.0 million loss on impairment of assets (net of an assumed salvage value of $0.9 million), and $3.4 million for the settlement of the related lease obligations. As of August 31, 1996, ten of these units have been closed (seven Ruby Tuesdays and three Mozzarella's). Two additional Ruby Tuesday restaurants closed shortly after the end of the quarter. Management is currently negotiating closing dates with landlords on the remaining four units and expects to develop a plan to complete the closings during second quarter. Management can normally negotiate lease settlements within 36 months of the closing date on any unit which cannot be sublet. During the quarter, the Company paid approximately $0.8 million in related lease obligations and settlement costs relating to those units identified for closure. As of August 31, 1996, $2.2 million of the lease settlement reserve remains. At August 31, 1996, the remaining recorded salvage value is $0.6 million.


Results of Operations:

The following table sets forth selected restaurant operating data as a percentage of revenues for the periods indicated. All information is derived from the consolidated statements of the Company included herein.

                                            Thirteen Weeks Ended
                                          August 31,    September 2,
                                            1996          1995

Revenues................................    100.0%       100.0%

Operating costs and expenses:
     Cost of merchandise................     26.9         27.0
     Payroll and related costs..........     33.0         33.5
     Other, net.........................     22.2         22.0
     Selling, general and administrative      6.0          7.3
     Depreciation.......................      5.8          5.5
     Interest expense, net..............      0.7          0.4
                                             94.6         95.7

Income from continuing
     operations before income taxes.....      5.4          4.3
Provision for income taxes..............      1.9          1.4

Income from continuing
     operations.........................      3.5          2.9
Income from discontinued operations,
     net of applicable income taxes.....                   3.6

Net income..............................      3.5%         6.5%


The following table shows year-to-date restaurant openings, closings, and total restaurants as of the end of the first quarter.
                          Year-to-date   Year-to-date   Total Open at End
                            Openings        Closings     of First Quarter
                         Fiscal  Fiscal  Fiscal  Fiscal  Fiscal   Fiscal
                          1997    1996    1997    1996    1997     1996
  Ruby Tuesday              7      11       1       3      307      283
  Mozzarella's              1       3       0       0       47       47
  Tia's                     0       2       0       0       18       16



The Company estimates that approximately 25 additional Ruby Tuesdays, two Mozzarella's, and four Tia's units will be opened during the remainder of fiscal 1997.

Company Restaurant Sales:
Company revenues from continuing operations increased $11.3 million or 7.8% to $157.3 million for the quarter ended August 31, 1996. These increases are the result of a net addition of 26 units consisting of 24 Ruby Tuesdays and two Tia's as of August 31, 1996 offset by declining same store sales.

Cost of Merchandise, Payroll and Related Costs and Other Operating Costs:
Cost of merchandise of continuing operations increased $2.9 million or 7.4% to $42.3 million for the quarter ended August 31, 1996. However, these costs have remained relatively constant as a percentage of revenues.

Payroll and related costs increased $2.9 million or 5.9% for the quarter ended August 31, 1996 as compared to the same quarter of the prior year. Payroll and related expenses decreased to 33.0% of revenues for the thirteen weeks ended August 31, 1996 compared to 33.5% for the thirteen weeks ended September 2, 1995. The decrease is primarily attributable to management labor reductions made in an effort to more accurately match the number of managers needed for each unit to unit volume levels.

Other operating costs for the first quarter of fiscal 1997 increased $2.7 million or 8.5% compared to the first quarter of fiscal 1996; however, these costs remained relatively consistent as a percentage of revenues.

Selling, general and administrative expenses have decreased in total ($1.1 million) and as a percentage of revenues (6.0% compared to 7.3% for the first quarters of fiscal 1997 and 1996, respectively). Advertising expense in the first quarter of fiscal 1996 was higher due to several promotional projects that were underway at that time. In addition, management training expense was down due to the decrease in the number of managers discussed above.

Depreciation expense increased $1.1 million or 13.5% for the quarter due to the net addition of 26 restaurants, a continued focus on expansion with freestanding units which are typically owned as opposed to mall or strip units which are leased, offset by the depreciation savings resulting from the asset write-off associated with the impairment charge of $25.9 million recognized in the third quarter of fiscal 1996 as a result of the adoption of FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

Interest Expense (net of Interest Income):
Net interest expense increased to $1.1 million for the quarter period ended August 31, 1996 from $0.6 million for the same period of the prior year due to the net addition of $24.1 million in borrowings on the Company's revolving credit facility and other bank lines of credit.

Income Taxes
The effective income tax rate on continuing operations for the thirteen weeks ended August 31, 1996 was 35.5% compared to 32.2% for the same period of the prior year. The effective rate increased due to a decrease in the Targeted Jobs Tax Credit.

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

LIQUIDITY AND CAPITAL RESOURCES
Total assets at August 31, 1996 were $397.6 million, a $16.5 million increase from $381.1 million as of the prior fiscal year end. Net property and equipment increased $11.9 million from June 1, 1996. The increase was primarily the net result of capital expenditures of $21.2 million, offset by a reduction in depreciation expense totaling $9.1 million and $0.2 million in retirements. The Company anticipates that during the remainder of fiscal 1996, capital expansion will be financed primarily by funds generated by operations with minimal incremental financing from borrowings on lines of credit when necessary.

Total liabilities at August 31, 1996 were $192.9 million, a $9.1 million increase from $183.8 million as of the end of the prior fiscal year. At August 31, 1996 the Company had $80.0 million in borrowings outstanding under its five-year credit facility. Long-term borrowings of continuing operations increased $5.0 million from the end of the prior fiscal year primarily as a result of additional borrowings under this agreement. The weighted average interest rate on these borrowings including the effective cost of an interest rate swap agreement during the quarter was 6.10%.

In addition, at August 31, 1996, the Company had committed lines of credit amounting to $25.0 million (of which $21.5 million remained available at August 31, 1996) and non-committed lines of credit amounting to $10.0 million with various banks at varying interest rates. These lines are subject to periodic review by each bank and may be canceled by the Company at any time.

SUBSEQUENT EVENTS
In March 1996, the Company entered into a five-year credit facility with various banks which included a $50.0 million five-year term note. At that same time, the Company entered into an interest rate swap agreement in order to control interest costs on that loan. The agreement effectively limited the interest rate to 6.25% for the period ended August 31, 2001. Based on current projections of long term interest rates, the Company elected to unwind its interest rate swap agreement because it felt its net effective floating interest rate for the five-year period would be less than the 6.25% fixed rate associated with the swap agreement. The Company terminated the interest rate swap agreement on September 10, 1996 and received approximately $1.7 million in cash. The gain on the interest rate swap agreement will be amortized to interest expense over the previously remaining life of the swap agreement.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION
The foregoing sections contain various "forward-looking" statements which represent the Company's expectations or beliefs concerning future events, including the following: statements regarding unit growth, future capital expenditures and future borrowings. The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from those included in the forward-looking statements including, without limitation, the following: consumer spending trends and habits; mall-traffic trends; increased competition in the casual dining restaurant market; weather conditions in the regions of the country in which the Company operates restaurants; consumers' acceptance of the Company's development concepts; and laws and regulations affecting labor and employee benefit costs.

                      PART II - OTHER INFORMATION
                                ITEM 1.
                           LEGAL PROCEEDINGS
The Company is, from time to time, party to ordinary, routine litigation incidental to its business. In the opinion of management, the ultimate resolution of all pending legal proceedings will not have a material adverse effect on the Company's business, financial position, results of operations or liquidity.

                                    ITEM 6.

                        EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
The following exhibits are filed as part of this report:
Exhibit
 No.
 11	Computation of Primary and Fully Diluted Earnings Per Share

 27	Financial Data Schedule


REPORTS ON FORM 8-K
None

                          SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     RUBY TUESDAY , INC.
                                         (Registrant)



 10/10/96                           /s/ J. RUSSELL MOTHERSHED
 DATE                              J. RUSSELL MOTHERSHED
                                         Senior Vice President and
                                         Chief Financial Officer



EXHIBIT INDEX

Exhibit
Number 	                                      Description



11		Computation of Primary and Fully Diluted Earnings Per Share


27		Financial Data Schedule














13