Form 10-Q
period 1996-11-30
RUBY TUESDAY INC
filed 1997-01-14
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
	SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  NOVEMBER 30, 1996
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

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

                           17,793,530
(Number of shares of $0.01 par value common stock outstanding as of January 10, 1997)

Exhibit Index appears on page 13

                                INDEX
                                 									    PAGE
								                                      NUMBER
        PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS AS OF
NOVEMBER 30, 1996 AND JUNE 1, 1996.............. 3

CONSOLIDATED STATEMENTS OF INCOME FOR
THE THIRTEEN AND TWENTY-SIX WEEKS ENDED
NOVEMBER 30, 1996 AND DECEMBER 2, 1995.......... 4

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED
NOVEMBER 30, 1996 AND DECEMBER 2, 1995.......... 5

NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS...................................... 6-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS........................... 7-11

          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS....................... 11

ITEM 2. CHANGES IN SECURITIES................... NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES......... NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS........................ 11-12

ITEM 5. OTHER INFORMATION....................... NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K........ 12

SIGNATURES...................................... 12

                  PART I - FINANCIAL INFORMATION
                             ITEM 1
                        RUBY TUESDAY, INC.
                   CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT PER-SHARE DATA)


                                                                November 30,        June 1,
                                                                  1996               1996
                                                                (UNAUDITED)       (AUDITED)
CURRENT ASSETS:
      Cash and short-term investments..................          $  9,255          $  7,139
      Receivables - trade and other....................             3,541             2,040
      Inventories......................................             9,897             8,681
      Prepaid expenses.................................             9,034            12,410
      Deferred income tax benefits.....................             3,782             2,988
        Total current assets...........................            35,509            33,258

PROPERTY AND EQUIPMENT - at cost.......................           482,664           443,475
      Less accumulated depreciation and amortization...          (147,205)         (129,937)
                                                                  335,459           313,538

COSTS IN EXCESS OF NET ASSETS ACQUIRED.................            20,727            21,058
OTHER ASSETS...........................................            14,564            13,262

          TOTAL ASSETS.................................          $406,259          $381,116

LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable.................................          $ 30,366          $ 26,386
      Short-term borrowings............................            13,950             6,001
      Accrued liabilities:
        Taxes, other than income taxes.................            10,251            10,602
        Payroll and related costs......................             7,601             6,917
        Insurance......................................             8,490             7,478
        Rent and other.................................            11,478             9,112
      Current portion of notes and mortgages payable...                99                95
          Total current liabilities....................            82,235            66,591

NOTES AND MORTGAGES PAYABLE............................            71,057            76,108
DEFERRED INCOME TAXES..................................             9,997             8,232
OTHER DEFERRED LIABILITIES.............................            33,390            32,842
SHAREHOLDERS' EQUITY:
   Common stock, $0.01 par value;(authorized 50,000
       shares; issued 17,790 @ 11/30/96; 17,598 @ 6/01/96)            178               176
      Capital in excess of par value...................             4,367             1,762
      Retained earnings................................           207,789           198,354
                                                                  212,334           200,292
      Less common stock held by deferred compensation
       plan - at cost(124 shares @ 11/30/96; 134 shares
       @ 6/01/96)......................................            (2,754)           (2,949)
                                                                  209,580           197,343
          TOTAL LIABILITIES & SHAREHOLDERS' EQUITY.....          $406,259          $381,116

The accompanying notes are an integral part of the consolidated financial statements


                     RUBY TUESDAY, INC.
               CONSOLIDATED STATEMENTS OF INCOME
              (IN THOUSANDS EXCEPT PER-SHARE DATA)
                          (UNAUDITED)




                                           Thirteen Weeks Ended            Twenty-Six Weeks Ended
                                        Nov. 30, 1996  Dec. 2, 1995      Nov. 30, 1996  Dec. 2, 1995


   Revenues.............................    $156,318       $152,001         $313,600      $297,965

Operating costs and expenses:
     Cost of merchandise................      42,940         42,615           85,265        82,031
     Payroll and related costs..........      51,226         52,938          103,060       101,893
     Other, net.........................      34,196         33,380           69,058        65,525
     Selling, general and administrative      11,255         10,288           20,738        20,861
     Depreciation.......................       9,558          8,753           18,685        16,797
     Interest expense, net..............       1,027            902            2,169         1,522
                                             150,202        148,876          298,975       288,629
   Income from continuing
    operations before income taxes......       6,116          3,125           14,625         9,336
   Provision for income taxes...........       2,170          1,038            5,190         3,038

   Income from continuing operations....       3,946          2,087            9,435         6,298
   Income from discontinued operations,
     net of applicable income taxes.....                      4,647                          9,892

   Net income..........................     $  3,946       $  6,734         $  9,435      $ 16,190
Earnings per common and common
   equivalent share:
    Continuing operations..............     $   0.22       $   0.13         $   0.53       $  0.37
    Discontinued operations............                        0.26                           0.55
   Earnings per common and common
     equivalent share..................     $   0.22       $   0.39         $   0.53       $  0.92
Weighted average common and common
     equivalent shares.................       17,853         17,641           17,897        17,708

The accompanying notes are an integral part of the consolidated financial statements


                     RUBY TUESDAY, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (IN THOUSANDS)
                         (UNAUDITED)


                                                          Twenty-Six Weeks Ended
                                                       November 30,    December 2,
                                                           1996            1995
Operating Activities:
Income from continuing operations.................       $  9,435       $  6,298
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation....................................         18,685         16,797
  Amortization of intangibles.....................            367            333
  Deferred income taxes...........................            970          1,107
  Loss on disposition of assets...................            620          3,404
  Other, net......................................                           (78)
Changes in operating assets and liabilities:
     Increase in receivables......................         (1,501)          (698)
     Increase in inventories......................         (1,216)        (1,384)
     (Increase)/decrease in prepaid and other
      assets......................................          1,620           (615)
    Increase/(decrease) in accounts payable,
      accrued and other liabilities...............          7,996         (1,370)
    Increase in income taxes payable..............          1,698            550
Cash provided by continuing operations............         38,674         24,344
Cash provided by discontinued operations..........                        16,099
  Net cash provided by operating activities.......         38,674         40,443

Investing Activities:
Purchases of property and equipment...............        (41,054)       (76,626)
Proceeds from disposal of assets..................             54            386
Other, net........................................         (1,262)          (972)
Discontinued operations investing activities, net.                        (9,463)
  Net cash used by investing activities...........        (42,262)       (86,675)

Financing Activities:
Proceeds from long-term debt......................                        37,180
Net change in short-term borrowings...............          7,949          5,082
Principal payments on long-term debt and capital
  leases..........................................         (5,047)           (43)
Proceeds from issuance of stock, including
  treasury stock..................................          2,607          1,456
Change in RTI stock held by Deferred
 Compensation Plan................................            195
Stock repurchases.................................                          (353)
Dividends paid....................................                        (6,202)
Discontinued operations financing activities, net.                        12,772
  Net cash provided by financing activities.......          5,704         49,892

Increase in cash and short-term investments.......          2,116          3,660

Cash and short-term investments:
  Beginning of year...............................          7,139          5,957
  End of quarter..................................       $  9,255       $  9,617

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the notes to the consolidated financial statements included in Ruby Tuesday Inc.'s annual report for the fiscal year ended June 1, 1996. The accompanying unaudited consolidated financial statements reflect all adjustments for normal recurring accruals. These adjustments are necessary, in the opinion of management, for a fair presentation of the financial position, the results of operations and the cash flows for the interim periods presented. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year.

NOTE B - DISCONTINUED OPERATIONS
On March 7, 1996, the shareholders of Morrison Restaurants Inc. ("Morrison") approved the distribution of its family dining restaurant business (Morrison Fresh Cooking, Inc. ("MFCI")) and its health care food and nutrition services business (Morrison Health Care, Inc. ("MHCI")) to its shareholders effective March 9, 1996. As of the distribution date, the Company has no ownership interest in either MFCI or MHCI, except for stock held in connection with employee benefit plans. In accordance with Accounting Principles Board Opinion No. 30, the financial results of these two businesses, together referred to as the Morrison Group, are reported as discontinued operations.

NOTE C - ASSET IMPAIRMENT/RESTRUCTURE CHARGES
In the third quarter of fiscal 1996, the Board of Directors of the Company approved the closing of ten Ruby Tuesdays, four Mozzarella's and two Tia's restaurants based upon management's review of negative cash flow and operating loss units and other considerations. A charge of $13.4 million was recorded at that time, consisting of a $10.0 million loss on impairment of assets (net of an assumed salvage value of $0.9 million), and $3.4 million for the settlement of the related lease obligations. As of November 30, 1996, 13 of these units have been closed (ten Ruby Tuesdays and three Mozzarella's). An additional unit is scheduled to close early in the third quarter. During second quarter of fiscal 1997, management decided to keep the remaining two restaurants open. The decision to keep two of the units open was made because of operational improvements at these units. The previously recognized reserve established for the settlement of the leases for these two units ($0.4 million) plus $0.3 million recorded in second quarter was used to offset additional lease expense of $0.7 million management estimates it will incur to settle leases related to the other units included in the restructure. This additional expense results primarily from expected subleases not being completed in the estimated time. During the quarter, the Company paid approximately $0.3 million in lease obligations and settlement costs relating to these units which have been closed. As of November 30, 1996, $3.0 million of the lease settlement reserve remains. At November 30, 1996, the remaining recorded salvage value was $0.1 million.

                              ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

General:
The Company reported net income from continuing operations of $3.9 million for the thirteen weeks ended November 30, 1996 compared to $2.1 million for the
corresponding period of the prior year.   Year-to-date income from continuing
operations was up 49.8% to $9.4 million for the twenty-six weeks ended November 30, 1996.

In the third quarter of fiscal 1996, the Board of Directors of the Company approved the closing of ten Ruby Tuesdays, four Mozzarella's and two Tia's restaurants based upon management's review of negative cash flow and operating loss units and other considerations. A charge of $13.4 million was recorded at that time, consisting of a $10.0 million loss on impairment of assets (net of an assumed salvage value of $0.9 million), and $3.4 million for the settlement of the related lease obligations. As of November 30, 1996, 13 of these units have been closed (ten Ruby Tuesdays and three Mozzarella's). An additional unit is scheduled to close early in the third quarter. During second quarter of fiscal 1997, management decided to keep the remaining two restaurants open. The decision to keep two of the units open was made because of operational improvements at these units. The previously recognized reserve established for the settlement of the leases for these two units ($0.4 million) plus $0.3 million recorded in second quarter was used to offset additional lease expense of $0.7 million management estimates it will incur to settle leases related to the other units included in the restructure. This additional expense results primarily from expected subleases not being completed in the estimated time. During the quarter, the Company paid approximately $0.3 million in lease obligations and settlement costs relating to these units which have been closed. As of November 30, 1996, $3.0 million of the lease settlement reserve remains. At November 30, 1996, the remaining recorded salvage value was $0.1 million

Results of Operations:
The following table sets forth selected restaurant operating data as a percentage of revenues for the periods indicated. All information is derived from the consolidated financial statements of the Company included herein.

                                               Twenty-Six Weeks Ended
                                            November 30,    December 2,
                                                1996          1995
Revenues................................      100.0%         100.0%
Operating costs and expenses:
     Cost of merchandise................       27.2           27.5
     Payroll and related costs..........       32.9           34.2
     Other, net.........................       22.0           22.0
     Selling, general and administrative        6.6            7.0
     Depreciation.......................        5.9            5.7
     Interest expense, net..............        0.7            0.5
                                               95.3           96.9
Income from continuing
     operations before income taxes.....        4.7            3.1
Provision for income taxes..............        1.7            1.0
Income from continuing operations.......        3.0            2.1
Income from discontinued operations,
     net of applicable income taxes.....                       3.3
Net income..............................        3.0%           5.4%



The following table shows year-to-date restaurant openings, closings, and total restaurants as of the end of the second quarter.
                          Year-to-date   Year-to-date    Total Open at End
                            Openings        Closings     of Second Quarter
                         Fiscal  Fiscal  Fiscal  Fiscal   Fiscal  Fiscal
                          1997    1996    1997    1996     1997    1996
  Ruby Tuesday             17      30       4       3       314     302
  Mozzarella's              1       5       0       1        47      48
  Tia's                     2       3       0       0        20      17



The Company estimates that approximately 14 additional Ruby Tuesdays, one Mozzarella's, and two Tia's units will be opened during the remainder of fiscal 1997.

Company Restaurant Sales:
Company revenues from continuing operations increased $4.3 million or 2.8% to $156.3 million for the quarter and increased $15.6 million or 5.2% to $313.6 million for the twenty-six weeks ended November 30, 1996. These increases are the result of a net addition of 14 units (see previous chart), offset by declining same store sales.

Cost of Merchandise, Payroll and Related Costs and Other Operating Costs:
Cost of merchandise of continuing operations increased in total for both the quarter and year-to-date periods. Cost of merchandise for the quarter increased $0.3 million to $42.9 million and increased $3.2 million to $85.3 million for the twenty-six weeks ended November 30, 1996. These costs, however, have decreased slightly as a percentage of revenues. This decrease is attributable to a new menu implemented during second quarter which resulted in lower food costs; improvement in rebates and volume discounts; and increased focus regarding food cost management at the unit level.

Payroll and related costs for the quarter ended November 30, 1996 decreased slightly (3.2%) compared to the same quarter of the prior year, while year-to-date costs remained slightly higher (1.1%) than the same period of fiscal 1996. Payroll and related expenses decreased as a percentage of revenues for both the thirteen and twenty-six weeks ended November 30, 1996. The decrease is primarily attributable to management labor reductions made in an effort to more accurately match the number of managers needed for each unit to unit volume levels and favorable experience regarding workers' compensation claims.

While other operating costs have increased in total for both the quarter and year-to-date periods, these costs have remained constant as a percentage of revenues.

Selling, general and administrative expenses increased in total and as a percentage of revenues for the quarter ended November 30, 1996 compared to the same quarter last year. The increase is due to additional advertising expense incurred related to several promotional projects underway during the second quarter of fiscal 1997. However, selling, general, and administrative expenses decreased in total and as a percentage of revenues for the twenty-six weeks ended November 30, 1996. This is the result of a year-to-date reduction in advertising expense. As a percentage of revenues, year-to-date fiscal 1997 advertising expense is 0.3% less than fiscal 1996. Concept-wide promotions which occurred in the first quarter of 1996 were not repeated in 1997.

Depreciation expense increased $0.8 million (9.2%) and $1.9 million (11.2%) for the quarter and twenty-six weeks ended November 30, 1996, respectively. The increase is due to the net addition of 14 restaurants and technological expenditures in the current year, offset by depreciation savings resulting from the asset write-off associated with the impairment charge of $25.9 million recognized in the third quarter of fiscal 1996 ($3.9 million of which resulted from the adoption of FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of").

Interest Expense (net of Interest Income):
Net interest expense increased $0.1 million to $1.0 million for the quarter and $0.6 million to $2.2 million for the twenty-six weeks ended November 30, 1996 compared to the same periods of the prior year. The increase is primarily due to additional expense incurred on the Company's notes and mortgages and short-term borrowings.

Income Taxes
The effective income tax rate on continuing operations for both the thirteen and twenty-six weeks ended November 30, 1996 was 35.5% compared to 33.2% and 32.5%, respectively, for the same periods of the prior year. The effective rate increased due to a decrease in the Targeted Jobs Tax Credit.

Earnings per Share
Earnings per share are based on the weighted average number of shares outstand-ing during each quarter and are adjusted for the assumed conversion of shares issuable upon exercise of options, after the assumed repurchase of common shares with the related proceeds. The difference between primary and fully diluted weighted average shares reflects the maximum extent of potential dilution that conversions of shares could create.

LIQUIDITY AND CAPITAL RESOURCES
Total assets at November 30, 1996 were $406.3 million, a $25.2 million increase from $381.1 million as of the prior fiscal year end. Net property and equipment increased $21.9 million from June 1, 1996. The increase was primarily the net result of capital expenditures of $41.1 million, offset by reductions in net property and equipment resulting from depreciation expense ($18.7 million) and retirements ($0.7 million). The Company anticipates that during the remainder of fiscal 1997, capital expansion will be financed primarily by funds generated by operations with minimal incremental financing from borrowings on lines of credit when necessary.

Total liabilities at November 30, 1996 were $196.7 million, a $12.9 million increase from $183.8 million as of the end of the prior fiscal year. At November 30, 1996 the Company had $70.0 million in borrowings outstanding under its five-year credit facility. Long-term borrowings of continuing operations decreased $5.0 million from the end of the prior fiscal year primarily as a result of a shift to borrowings under the Company's lines of credit. The weighted average interest rate on these long-term borrowings and lines of credit was 6.06% during the quarter.

In addition, at November 30, 1996, the Company had committed lines of credit amounting to $25.0 million (of which $11.0 million remained available at November 30, 1996) and non-committed lines of credit amounting to $10.0 million with various banks at varying interest rates. These lines are subject to periodic review by each bank and may be canceled by the Company at any time. Accounts payable increased $4.0 million from the prior fiscal year-end primarily due to an increase in the accrual for construction invoices coupled with increases attributable to the normal growth in units.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION
The foregoing sections contain various "forward-looking" statements which represent the Company's expectations or beliefs concerning future events, including the following: statements regarding unit growth and future capital expenditures. The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from those included in the forward-looking statements including, without limitation, the following: consumer spending trends and habits; mall-traffic trends; in-creased competition in the casual dining restaurant market; weather conditions in the regions of the country in which the Company operates restaurants; consumers' acceptance of the Company's development concepts; and laws and regulations affecting labor and employee benefit costs.

PART II - OTHER INFORMATION
                             ITEM 1
                        LEGAL PROCEEDINGS
The Company is, from time to time, party to ordinary, routine litigation incidental to its business. In the opinion of management, the ultimate resolution of all pending legal proceedings will not have a material adverse effect on the Company's business, financial position, results of operations or liquidity.

                            ITEM 4
         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on September 30, 1996, the share-holders of the Company elected Class I Directors to serve a three year term on the Board. The results of the voting were as follows:

                                                   Authority
Director Nominees                     For           Withheld
Arthur R. Outlaw                  14,643,119         86,575
Dr. Benjamin F. Payton            14,640,684         89,010

There were no broker non-votes related to this proposal. Those Directors continuing in office are: Dr. Donald Ratajczak, Samuel E. Beall III, Claire Arnold, John B. McKinnon, and Dolph W. von Arx.

In addition to the above proposal, the shareholders also voted on a proposal to amend the Company's 1996 Stock Incentive Plan to increase the number of shares available for issuance by 250,000 and to increase the limit on the number of shares that may be subject to awards granted to certain employees during any fiscal year. The results of the voting were as follows:
                                 10,067,546  shares -FOR the Amendments
                                  4,432,024  shares -AGAINST the Amendments
                                    139,473  shares -ABSTAIN
                                     90,651  shares - Broker Non-votes

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


                                                RUBY TUESDAY , INC.
                                                 (Registrant)



 1/14/97                           /s/ J. RUSSELL MOTHERSHED
 DATE                              J. RUSSELL MOTHERSHED
                                         Senior Vice President and
                                         Chief Financial Officer



EXHIBIT INDEX

Exhibit
Number 	                                      Description



11		Computation of Primary and Fully Diluted Earnings Per Share

27		Financial Data Schedule