Form 10-Q/A
period 1996-11-30
RUBY TUESDAY INC
filed 1997-01-29
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A

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

Exhibit Index appears on page 14.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS........................ 12

ITEM 5. OTHER INFORMATION....................... NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K........ 12-13

SIGNATURES...................................... 13

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

                KNOWN EVENTS, UNCERTAINTIES, AND TRENDS

Financial and Stock Repurchase Plans
The Board of Directors adopted, on March 30, 1994, a financial strategy that placed more emphasis on debt management and established a target capital structure which utilizes a prudent amount of debt to minimize the weighted average cost of capital while allowing the Company to maintain financial flexibility and the equivalent of an investment-grade (BBB) bond rating. This financial strategy sets a target debt-to-capital ratio of 60%, including operating leases. The strategy also provides for repurchasing Company stock whenever cash flow exceeds funding requirements while maintaining the target capital structure. Accordingly, the Board approved the repurchase of additional stock which brought the total authorized for repurchase at that time to 2.3 million shares. Since that date (but prior to the March 9, 1996 distribution of MFCI and MHCI stock), the Company repurchased 1.1 million shares. The Company intends to continue to periodically repurchase stock under its previously authorized stock repurchase programs.

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

                       10,067,546  shares - FOR the Amendments
                        4,432,024  shares - AGAINST the Amendments
                          139,473  shares - ABSTAIN
                           90,651  shares - Broker Non-votes

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


                                                RUBY TUESDAY , INC.
                                                 (Registrant)



 1/28/97                                 /s/ J. RUSSELL MOTHERSHED
   DATE                                  J. RUSSELL MOTHERSHED
                                         Senior Vice President and
                                         Chief Financial Officer



EXHIBIT INDEX

Exhibit
Number 	                                      Description



11		Computation of Primary and Fully Diluted Earnings Per Share

27		Financial Data Schedule