Form 10-Q
period 1997-03-01
RUBY TUESDAY INC
filed 1997-04-15
CIK 68270

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                FORM 10-Q

 X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    	SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended  March 1, 1997
                                  OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

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

                        17,809,566
(Number of shares of $0.01 par value common stock outstanding as of April 11, 1997.)

                  Exhibit Index appears on page 13.


                             INDEX
									                                      PAGE
                                              NUMBER
PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS AS OF
MARCH 1, 1997 AND JUNE 1, 1996.................. 3

CONSOLIDATED STATEMENTS OF INCOME FOR
THE THIRTEEN AND THIRTY-NINE WEEKS ENDED
MARCH 1, 1997 AND MARCH 2, 1996................. 4


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED
MARCH 1, 1997 AND MARCH 2, 1996................. 5

NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS...................................... 6-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS........................... 7-11

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS....................... 12

ITEM 2. CHANGES IN SECURITIES................... NONE


ITEM 3. DEFAULTS UPON SENIOR SECURITIES......... NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS........................ NONE

ITEM 5. OTHER INFORMATION....................... NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K........ 12


SIGNATURES...................................... 12

PART I - FINANCIAL INFORMATION
ITEM 1
RUBY TUESDAY, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)




                                                                  March 1,           June 1,
                                                                   1997              1996
                                                                (UNAUDITED)       (AUDITED)

CURRENT ASSETS:
      Cash and short-term investments..................          $  9,216          $  7,139
      Receivables - trade and other....................             3,979             2,040
      Inventories......................................             9,075             8,681
      Prepaid expenses.................................            10,057            12,410
      Deferred income tax benefits.....................             4,313             2,988
        Total current assets...........................            36,640            33,258

PROPERTY AND EQUIPMENT - at cost.......................           497,077           443,475
      Less accumulated depreciation....................          (155,955)         (129,937)
                                                                  341,122           313,538

COSTS IN EXCESS OF NET ASSETS ACQUIRED.................            20,562            21,058
OTHER ASSETS...........................................            15,822            13,262

          TOTAL ASSETS.................................          $414,146          $381,116

LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable.................................          $ 29,763          $ 26,386
      Short-term borrowings............................             8,480             6,001
      Accrued liabilities:
        Taxes, other than income taxes.................             9,506            10,602
        Payroll and related costs......................             9,265             6,917
        Insurance......................................             8,612             7,478
        Rent and other.................................            12,279             9,112
      Current portion of notes and mortgages payable...               100                95
          Total current liabilities....................            78,005            66,591

NOTES AND MORTGAGES PAYABLE............................            71,032            76,108
DEFERRED INCOME TAXES..................................            12,743             8,232
OTHER DEFERRED LIABILITIES.............................            35,426            32,842
SHAREHOLDERS' EQUITY:
   Common stock, $0.01 par value;(authorized 50,000
      shares; issued 17,732 @ 3/1/97; 17,598 @ 6/01/96)               177               176
      Capital in excess of par value...................             3,344             1,762
      Retained earnings................................           216,024           198,354
                                                                  219,545           200,292
      Less common stock held by Deferred Compensation
       Plan - at cost(122 shares @ 3/1/97; 134 shares
       @ 6/01/96)......................................            (2,605)           (2,949)
                                                                  216,940           197,343
          TOTAL LIABILITIES & SHAREHOLDERS' EQUITY.....          $414,146          $381,116

The accompanying notes are an integral part of the consolidated financial statements


RUBY TUESDAY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER-SHARE DATA)
(UNAUDITED)



                                          Thirteen Weeks Ended            Thirty-Nine Weeks Ended
                                       March 1, 1997  March 2, 1996     March 1, 1997  March 2, 1996


   Revenues.............................    $172,605       $163,957         $486,205      $461,922

Operating costs and expenses:
     Cost of merchandise................      46,464         44,848          131,729       126,879
     Payroll and related costs..........      54,985         53,872          158,045       155,765
     Other, net.........................      36,349         34,802          105,407       100,327
     Selling, general and administrative      11,424          9,440           32,162        30,301
     Depreciation.......................       9,693          8,845           28,378        25,642
     Loss on impairment of assets.......                     25,881                         25,881
     Restructure charges................                      5,257                          5,257
     Interest expense, net..............         919          1,993            3,088         3,515
                                             159,834        184,938          458,809       473,567
   Income (loss) from continuing
    operations before income taxes......      12,771        (20,981)          27,396       (11,645)
   Provision (benefit) for income taxes.       4,536         (8,142)           9,726        (5,104)

   Income (loss) from continuing
    operations.........................        8,235        (12,839)          17,670        (6,541)
   Loss from discontinued operations,
     net of applicable income taxes.....                    (12,114)                        (2,222)

   Net income (loss)....................    $  8,235       $(24,953)        $ 17,670      $ (8,763)
Earnings (loss) per common and common
   equivalent share:
    Continuing operations..............     $   0.46       $  (0.73)         $  0.99       $ (0.37)
    Discontinued operations............                       (0.68)                         (0.13)
   Earnings (loss) per common and common
     equivalent share..................     $   0.46       $  (1.41)        $   0.99       $ (0.50)
Weighted average common and common
     equivalent shares.................       17,848         17,520           17,881        17,645

The accompanying notes are an integral part of the consolidated financial statements


RUBY TUESDAY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                         Thirty-Nine Weeks Ended
                                                         March 1,       March 2,
                                                           1997           1996
Operating Activities:
Income from continuing operations.................       $ 17,670       $ (6,541)
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation....................................         28,378         25,642
  Loss on impairment of assets....................                        25,881
  Amortization of intangibles.....................            550            520
  Deferred income taxes...........................            963         (9,526)
  Loss on disposition of assets...................            800          3,034
  Other, net......................................                          (391)
Changes in operating assets and liabilities:
     Increase in receivables......................         (1,939)          (977)
     Increase in inventories......................           (394)        (1,082)
     Decrease in prepaid and other assets.........          1,697          1,497
     Increase in accounts payable,
      accrued and other liabilities...............         11,270         10,898
     Increase/(decrease) in income taxes payable..          4,888         (5,548)
Cash provided by continuing operations............         63,883         43,407
Cash provided by discontinued operations..........                        10,030
  Net cash provided by operating activities.......         63,883         53,437

Investing Activities:
Purchases of property and equipment...............        (58,702)       (94,075)
Proceeds from disposal of assets..................             78          2,828
Other, net........................................         (2,517)        (4,953)
Discontinued operations investing activities, net.                       (14,448)
  Net cash used by investing activities...........        (61,141)      (110,648)

Financing Activities:
Proceeds from long-term debt......................                        42,102
Net change in short-term borrowings...............          2,479            883
Principal payments on long-term debt .............         (5,071)           (65)
Proceeds from issuance of stock, including
  treasury stock..................................          2,868          2,078
Change in RTI stock held by Deferred
 Compensation Plan................................            344          1,189
Stock repurchases.................................         (1,285)          (700)
Dividends paid....................................                        (9,385)
Discontinued operations financing activities, net.                        20,609
  Net cash provided by financing activities.......           (665)        56,711
Increase in cash and short-term investments.......          2,077           (500)
Cash and short-term investments:
  Beginning of year...............................          7,139          5,957
  End of quarter..................................       $  9,216       $  5,457

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

NOTE C - ASSET IMPAIRMENT/RESTRUCTURE CHARGES
In the third quarter of fiscal 1996, the Board of Directors of the Company approved the closing of ten Ruby Tuesdays, four Mozzarella's and two Tia's restaurants based upon management's review of negative cash flow and operating loss units and other considerations. A charge of $13.4 million was recorded at that time, consisting of a $10.0 million loss on impairment of assets (net of an assumed salvage value of $0.9 million), and $3.4 million for the settlement of the related lease obligations. Subsequently, a decision was made to keep two of the units open because of operational improvements at these units. As of March 1, 1997, all of the remaining 14 units have been closed. During the quarter, the Company paid approximately $0.6 million in lease obligations and settlement costs relating to these units which have been closed. As of March 1, 1997, $3.2 million of the lease settlement reserve remains. At March 1, 1997, the remaining recorded salvage value was $0.1 million.

NOTE D - SUBSEQUENT EVENTS
On April 4, 1997 the Board of Directors authorized the additional repurchase of up to 1.0 million shares of Company stock, bringing the total shares available for repurchase at that date to approximately 2.0 million. In addition, the Company's Board of Directors approved a dividend policy that calls for payment of semi-annual dividends of approximately $3.0 million annually with the first dividend payment expected to be paid in the third quarter of fiscal 1998.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

General
The Company reported net income from continuing operations of $8.2 million for the thirteen weeks ended March 1, 1997 compared to ($12.8) million for the corresponding period of the prior year. Year-to-date income from continuing operations increased to $17.7 million for the thirty-nine weeks ended March 1, 1997 compared to ($6.5) million in 1996.

In the third quarter of fiscal 1996, the Board of Directors of the Company approved the closing of ten Ruby Tuesdays, four Mozzarella's and two Tia's restaurants based upon management's review of negative cash flow and operating loss units and other considerations. A charge of $13.4 million was recorded at that time, consisting of a $10.0 million loss on impairment of assets (net of an assumed salvage value of $0.9 million), and $3.4 million for the settlement of the related lease obligations. Subsequently, a decision was made to keep two of the units open because of operational improvements at these units. As of March 1, 1997, all of the remaining 14 units have been closed. During the quarter, the Company paid approximately $0.6 million in lease obligations and settlement costs relating to these units which have been closed. As of March 1, 1997, $3.2 million of the lease settlement reserve remains. At March 1, 1997, the remaining recorded salvage value was $0.1 million.

Results of Operations
The following table sets forth selected restaurant operating data as a percentage of revenues for the periods indicated. All information is derived from the consolidated financial statements of the Company included herein.

                                            Thirty-Nine Weeks Ended
                                             March 1,        March 2,
                                               1997           1996

Revenues................................      100.0%         100.0%
Operating costs and expenses:
     Cost of merchandise................       27.1           27.5
     Payroll and related costs..........       32.5           33.7
     Other, net.........................       21.7           21.7
     Selling, general and administrative        6.6            6.6
     Depreciation.......................        5.8            5.5
     Loss on impairment of assets.......                       5.6
     Restructure charges................                       1.1
     Interest expense, net..............        0.7            0.8

                                               94.4          102.5

Income (loss)from continuing
     operations before income taxes.....        5.6           (2.5)
Provision (benefit) for income taxes....        2.0           (1.1)

Income from continuing operations.......        3.6           (1.4)
Income from discontinued operations,
     net of applicable income taxes.....                      (0.5)

Net income (loss).......................        3.6%          (1.9)%


The following table shows year-to-date restaurant openings,
closings, and total restaurants as of the end of the third quarter.
                          Year-to-date   Year-to-date    Total Open at End
                            Openings        Closings      of Third Quarter
                         Fiscal  Fiscal  Fiscal  Fiscal   Fiscal  Fiscal
                          1997    1996    1997    1996     1997    1996

  Ruby Tuesday             23      38       5      11       319     302
  Mozzarella's              2       5       0       3        48      46
  Tia's                     2       4       1       0        19      18



The Company estimates that approximately seven additional Ruby
Tuesdays and one Tia's unit will be opened during the remainder of fiscal 1997.

Company Restaurant Sales

Company revenues from continuing operations increased $8.6 million or 5.3% to $172.6 million for the quarter and increased $24.3 million or 5.3% to $486.2 million for the thirty-nine weeks ended
March 1, 1997.   The sales increase is the result of a net addition
of 20 units (see previous chart) and positive same store sales for the quarter.

Cost of Merchandise, Payroll and Related Costs and Other Operating Costs Cost of merchandise of continuing operations increased in dollar amounts for both the quarter and year-to-date periods. Cost of merchandise for the quarter increased $1.6 million to $46.5 million and $4.9 million to $131.7 million for the thirty-nine weeks ended
March 1, 1997. These costs, however, decreased as a percentage of revenues. This decrease is attributable to a new menu implemented during second quarter which resulted in lower food costs;
improvement in rebates and volume discounts; and increased focus regarding food cost management at the unit level.

Payroll and related costs for the quarter and thirty-nine weeks ended March 1, 1997 increased 2.1% and 1.5%, respectively, compared to the same periods of fiscal 1996. Payroll and related expenses decreased as a percentage of revenues for both the thirteen and thirty-nine weeks ended March 1, 1997. The decrease is primarily attributable to management labor reductions made in an effort to more accurately match the number of managers needed for each unit to unit volume levels and fewer unit openings compared to the prior year.

While other operating costs increased in dollar amounts for both the quarter and year-to-date periods, they remained relatively constant as a percentage of revenues.

Selling, general and administrative expenses increased in dollar amounts and as a percentage of revenues for the quarter ended March 1, 1997 compared to the same quarter last year. The increase is due to additional advertising expense incurred related to several promotional projects, including the "Neighborhood Introduction Program", a couponing promotion which began during the third quarter of fiscal 1997. Selling, general, and administrative expenses increased in dollar amounts but remained constant as a percentage of revenues for the thirty-nine weeks ended March 1, 1997 compared to the same period last year.

Depreciation expense increased $0.8 million (9.6%) and $2.7 million (10.7%) for the quarter and thirty-nine weeks ended March 1, 1997, respectively. The increase is due to the net addition of 20 restaurants and the effect of recent information technology expenditures.

Interest Expense (net of Interest Income)
Net interest expense decreased $1.1 million to $0.9 million for the quarter and $0.4 million to $3.1 million for the thirty-nine weeks ended March 1, 1997 compared to the same periods of the prior year. The decrease for the year-to-date period is primarily due to reductions in Company borrowings.

Income Taxes
The effective income tax rate on continuing operations for both the thirteen and thirty-nine weeks ended March 1, 1997 was 35.5% compared to 38.8% and 43.8%, respectively, for the same periods of the prior year. Excluding the effects of asset impairment and restructure charges, the effective income tax rate for the thirty-nine weeks ended March 2, 1996 was 35.2%. The year-to-date effective rate increased due to a decrease in the Targeted Jobs Tax Credit.

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


LIQUIDITY AND CAPITAL RESOURCES
Total assets at March 1, 1997 were $414.1 million, a $33.0 million increase from $381.1 million as of the prior fiscal year end. Net property and equipment increased $27.6 million from June 1, 1996. The increase was primarily the net result of capital expenditures of $58.7 million, offset by reductions in net property and equipment resulting from depreciation expense ($28.4 million), retirements
($0.9 million) and an increase in other ($0.3 million).   In
addition, the Company made the decision to sell certain land held rather than develop those locations. As a result, net property and equipment decreased approximately $2.1 million as this amount was reclassified into current assets as an investment. The Company anticipates that during the remainder of fiscal 1997, capital expansion will be financed primarily by funds generated by operations with minimal incremental financing from borrowings on lines of credit when necessary.

Total liabilities at March 1, 1997 were $197.2 million, a $13.4 million increase from $183.8 million as of the end of the prior fiscal year. At March 1, 1997 the Company had $70.0 million in borrowings outstanding under its five-year credit facility. Long-term borrowings of continuing operations decreased $5.0 million from the end of the prior fiscal year primarily as a result of a shift to borrowings under the Company's lines of credit. The weighted average interest rate on these long-term borrowings and lines of credit was 5.93% during the quarter.

In addition, at March 1, 1997, the Company had committed lines of credit amounting to $25.0 million (of which $16.5 million remained available at March 1, 1997) and non-committed lines of credit amounting to $15.0 million with various banks at varying interest rates. These lines are subject to periodic review by each bank and may be canceled by the Company at any time.

Accounts payable increased $3.4 million from the prior fiscal year-end primarily due to an increase in the accrual for construction invoices coupled with increases attributable to the normal growth in units.



KNOWN EVENTS, UNCERTAINTIES AND TRENDS

Financial and Stock Repurchase Plans
The Board of Directors adopted, on March 30, 1994, a financial strategy that placed more emphasis on debt management and established a target capital structure which utilizes a prudent amount of debt to minimize the weighted average cost of capital while allowing the Company to maintain financial flexibility and the equivalent of an investment-grade (BBB) bond rating. This financial strategy sets a target debt-to-capital ratio of 60%, including operating leases. The strategy also provides for repurchasing Company stock whenever cash flow exceeds funding requirements while maintaining the target capital structure. Accordingly, the Board approved the repurchase of additional stock which brought the total authorized for repurchase at that time to
2.3 million shares. On April 4, 1997, the Board of Directors renewed its commitment to this strategy and authorized the repurchase of an additional 1.0 million shares bringing the total shares available for repurchase to approximately 2.0 million shares.
  The Company intends to continue to periodically repurchase stock under its stock repurchase programs.

New Accounting Standards
In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarter ended March 1,1997 of $0.01 per share. The Company has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share.

Cash Dividend
On April 4, 1997, the Board of Directors approved a dividend policy that provides for payment of semi-annual cash dividends of approximately $3.0 million annually. The Company expects to pay the first dividend in the third quarter of fiscal 1998.

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


                                           Ruby Tuesday, Inc.
                                            (Registrant)



 4/15/97                           /s/ J. RUSSELL MOTHERSHED
 DATE                                  J. RUSSELL MOTHERSHED
                                       Senior Vice President and
                                       Chief Financial Officer



EXHIBIT INDEX

Exhibit
Number 	                                      Description



11		Computation of Primary and Fully Diluted Earnings Per Share

27		Financial Data Schedule