Form 10-K405
period 1996-05-31
RUBY TUESDAY INC
filed 1997-08-26
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 1997
                              OR
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from           to


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]


The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on August 4, 1997 as reported on the New York Stock Exchange, was approximately $380,296,315.

The number of shares of the Registrant's common stock outstanding at August 4, 1997 was 17,098,350.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1997 are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive proxy statement dated August 25, 1997 are incorporated by reference into Part III.



	INDEX

	PART I
                                                          Page
                                                         Number
Item 1.   Business                                        4 - 9

Item 2.   Properties                                      9 -10

Item 3.   Legal Proceedings                                  10

Item 4.   Submission of Matters to a Vote of
          Security Holders                                   11

          Executive Officers of the Company               11-12

	PART II

Item 5.   Market for the Registrant's Common Equity and
          Related Shareholder Matters                        12

Item 6.   Selected Financial Data                            12

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations      13

Item 8.   Financial Statements and Supplementary Data        13

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure             13

	PART III

Item 10.  Directors and Executive Officers of the
          Registrant                                      13-14

Item 11.  Executive Compensation                             14

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                              14

Item 13.  Certain Relationships and Related Transactions     14

	PART IV
Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                             14-21

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

The first Ruby Tuesday restaurant was opened in 1972 in Knoxville, Tennessee near the campus of the University of Tennessee. The Ruby Tuesday concept, with 16 operational units, was acquired by Morrison in 1982. During the following years, Morrison added other casual dining concepts, including the internally-developed Mozzarella's American Cafe ("Mozzarella's", formerly "Silver Spoon") and L&N Seafood Grill ("L&N").
In June 1994, Morrison's Board of Directors approved the plan to phase out the L&N concept in an attempt to align all of the concepts into the strategic focus of "feeding America for under $10." A majority of the L&Ns were converted primarily to either Ruby Tuesday or Mozzarella's restaurants and the remaining locations were either sold or closed. Based on favorable operating results, Morrison subsequently decided to continue to operate four of the L&N units as L&N's through the remainder of their lease terms. In January 1995, Morrison completed the acquisition of Tias, Inc., a chain of Tex-Mex restaurants, which allowed it to enter into one of the fastest growing segments of the casual dining market. The information presented below relates to the business of the Company following the Distribution unless the context otherwise requires.


Operations

The Company operates three separate and distinct casual dining concepts comprised of Ruby Tuesday, Mozzarella's and Tia's. As of May 31, 1997, the Company operated 393 casual dining restaurants in 33 states.

Ruby Tuesday
Ruby Tuesdays are casual, full-service restaurants with mahogany woods and whimsical artifacts, classic brass and Tiffany lamps which create a comfortable, nostalgic look and feel. This year the Company continued to focus on making Ruby Tuesdays feel even more fun and a little more casual, with black and white checked table cloths, servers dressed in red polo shirts, black pants, and short black aprons, and lighter, brighter wall colors. Ruby Tuesday's menu is based on variety, with something for just about everyone. Some of Ruby Tuesday's most popular entree items which are prepared fresh daily are: fajitas, baby-back ribs, chicken entrees, soups, sandwiches, salad bar, and signature Tallcake desserts in strawberry and chocolate-Oreo varieties. Entree selections range in price from $4.99 to $12.99.

At May 31, 1997, the Company operated 325 Ruby Tuesday units concentrated primarily in the Southeast, Northeast, Mid-Atlantic and Midwest. Ruby Tuesday is the Company's primary growth vehicle. The Company intends to open approximately 36 additional units in fiscal 1998 with the majority of new units expected to be opened in existing markets. While the concept has historically been mall-based, current development plans call for approximately 85% of new units to be freestanding. Existing prototypes range in size from 4,500 to 5,500 square feet with seating for 170 to 205 guests. Located on smaller, and therefore less expensive, parcels of land, the Company's new 4,500 square-foot, 185-seat units are more efficient and cost less to build. They are being operated by Managing Partners who have a financial stake in the success of their restaurants and generate average-unit volume that exceeds the system average. Because they cost less to open but are able to generate sales at the same level as larger units, the Company believes they provide the opportunity for improved unit-level returns on investment. Other than population and traffic volume, site criteria requirements for new units include annual household incomes ranging from $30,000 to $50,000 and good accessibility and visibility of the location.

Mozzarella's American Cafe
Mozzarella's is a Company-developed, full-service restaurant with a menu that features a variety of pastas and thin-crust gourmet pizzas, along with made-from-scratch soups, entree salads and sandwiches, fresh seafood selections, prime steak and grilled chicken all prepared with signature recipes. Entree selections range in price from $5.49 to $12.99.

Mozzarella's decor is upbeat and colorful with polished wood trim and paneling, European poster art, strings of overhead lights and tile floors. Displays of olive oil, tomatoes, pasta and other food products contribute to the appeal of the restaurant. Servers approach the guests dressed in white button-down shirts and black trousers accented with a colorful tie.

Mozzarella's are primarily located in the Southeast and Mid-Atlantic with particular concentration in the Washington, D.C. area, Florida and Virginia. At May 31, 1997, the Company operated 48 Mozzarella's. The Company intends to open approximatley two units in fiscal 1998 in order to concentrate on improving the operational efficiency and effectiveness of existing units. The current prototype for new restaurants is 5,300 square feet and seats approximately 190 visitors.

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

Tia's menu items, which are all fresh and made from scratch, include an array of traditional Tex-Mex favorites such as: fajitas, enchiladas, tacos, nachos and quesadillas and a selection of unique grilled and sauteed dishes. The menu also provides the guest with a variety of appetizers and desserts. Entree items range in price from $4.49 to $16.49. Chips are cooked fresh throughout the day and served with just-made salsa to every guest. Each guest is greeted by a casually dressed server wearing a red polo shirt, blue jeans and a short black apron.

The Company had 20 Tia's operational at the end of fiscal 1997 and plans to open approximately three units in fiscal 1998. New and existing units are located in the Southwest, Southeast and Mid-Atlantic regions. New units will have approximately 6,112 square feet with seating capacity for 215 visitors. New Tia's restaurants are considered in areas with annual household incomes greater than $40,000, with sites which are visible, accessible and meet certain population and traffic criteria.

Franchising
In fiscal year 1997, the Company began identifying a group of potential restaurant owners-internal and external-to become Ruby Tuesday franchisees. The franchise program, the Company's external partnership program, allows the Company to become a financial partner with approximately ten regional restaurant operators from the casual-dining industry who are expected to build approximately ten units each over the next five years in new and existing markets. In addition, the domestic franchise program calls for the selling and franchising of certain Company-owned locations outside the Company's priority-growth markets. Pursuant to this program, in July 1997, the Company entered into a series of agreements with three limited partnerships providing, among other things, for the sale of 29 Company-owned units in Florida. After completion of the sale, these units will be operated as Ruby Tuesday restaurants under franchising agreements. The Company will also pursue the continuation of international license and franchise development with large and experienced partners in broad geographic territories. The Company's first domestic franchise opened in May 1997, while Jardine Pacific operates four Ruby Tuesdays in Hong Kong.

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

Raw materials are purchased by MRT principally from Specialty Distribution (a division PYA/Monarch) under a cost-plus arrangement. The purchases from Specialty Distribution are in accordance with a Supply Agreement entered into on July 8, 1988, as amended. Purchasing obligations have been allocated to the Company, MHCI, and MFCI based on past practice. If Specialty Distribution is unable to meet the Company's supply needs, the Company negotiates directly with primary suppliers to obtain competitive prices. The Company uses purchase commitment contracts to stabilize the potentially volatile pricing associated with certain commodities. Because of the relatively short storage life of inventories, limited storage facilities at the restaurants themselves, the Company's requirement for freshness and the numerous sources of goods, a minimum amount of inventory is maintained at the units. If necessary, all essential food, beverage and operational products are available and can be obtained from alternative suppliers in all cities in which the Company operates.

Trademarks of the Company

The Company has registered certain trademarks and service marks, with the United States Patent and Trademark Office, including Ruby Tuesdayr, Mozzarella'sr, and Tia'sr. The Company believes that these and other related marks are of material importance to the Company's business. Registrations of the trademarks listed above expire from 2004 to 2005, unless renewed.

Seasonality

The Company's business is moderately seasonal. Average restaurant sales of the Company are slightly higher during the winter months than during the summer months as the Company is currently concentrated in mall-based units which generally peak during the holiday season. Freestanding restaurant sales are higher in the summer months



Customer Dependence

No material part of the business of the Company is dependent upon a single customer, or very few customers, the loss of any one of which would have a material adverse effect on the Company.

Competition

The Company's activities in the restaurant industry are subject to vigorous competition relating to restaurant location and service, as well as quality, variety and value perception of the food products offered. The Company is in competition with other food service operations, with locally-owned operations, as well as national and regional chains that offer the same type of services and products as the Company.

Government Compliance

The Company is subject to various licensing requirements and regulations at both the state and local levels for items such as zoning, land use, sanitation, alcoholic beverage control, and health and fire safety, all of which could delay the opening of a new restaurant or the operation of an existing unit. The Company's business is subject to various other regulations at the federal level such as health care, minimum wage, and fair labor standards. Compliance with these regulations has not had, and is not expected to have, a material adverse effect on the Company's operations.

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

Personnel

The Company employs approximately 10,900 full-time and 13,500 part-time employees. The Company believes working conditions are favorable and employee compensation is comparable with its competition. None of the Company's employees are covered by a collective bargaining agreement



International Operations

On March 30, 1995, the Company entered into a development agreement (the "Agreement") with Jardine Pacific Restaurants Group Limited (the "Developer") to open a minimum of eight, 20, and 38 Ruby Tuesday restaurants in the Asia-Pacific region by the end of the third, sixth, and tenth anniversaries of the date of the Agreement, respectively. Under the terms of the Agreement the Company is to receive a licensing fee on the first seven Ruby Tuesday restaurants opened by the Developer in the Asia-Pacific region and royalties from all units, derived as applicable, from sales or profits as defined in the Agreement. As of May 31, 1997, the Developer had opened two Ruby Tuesday restaurants. Two additional units have opened since that date. The Company does not expect this Agreement to have a material effect on future operations, nor is it currently engaged in material operations in foreign countries.

All Company-owned operations are located within the United States; however, in conjunction with the franchise program discussed above, the Company established a new International Division in 1997. Our International Division is developing relationships with large companies around the world for global expansion of the Ruby Tuesday brand that builds on our initial development success in Hong Kong.
Item 2.  Properties.

Information regarding the locations of the Company's Ruby Tuesdays, Mozzarella's and Tia's operations is shown in the list below. Of the 393 Company-operated restaurants as of May 31, 1997, the Company owned the building and held long-term land leases for 46 restaurants, owned the land and building for 54 restaurants, and held leases covering land and building
for 293 restaurants.   Administrative personnel of the Company are located
in the executive and administrative headquarters building located in Mobile, Alabama. The administrative headquarters has a lease term ending in 1998 and provides an option to purchase at a nominal amount at the end of the initial lease term. This building was financed through the sale of Industrial Development Revenue Bonds from the Industrial Development Board of the City of Mobile, Alabama.

Additional information concerning the properties of the Company and its lease obligations is incorporated herein by reference to Note 6 of the Notes to Consolidated Financial Statements included in the Annual Report to Shareholders for the fiscal year ended May 31, 1997.


As of May 31, 1997, the Company operated 393 restaurants, including 325 Ruby Tuesday, 48 Mozzarella's American Cafes and 20 Tia's Tex-mex restaurants in the following locations:



Alabama (23)		Kansas (1)		New Jersey (11)
Arizona (4) 		Kentucky (2)		New York (23)
Arkansas (3) 		Louisiana (4) 		North Carolina (7)
Colorado (9) 		Maine (1)			Ohio (14)
Connecticut (9) 	Maryland (19) 		Oklahoma (1)
Delaware (3) 		Massachusetts (6)	Pennsylvania (20)
Florida (56) 		Michigan (17)		Rhode Island (1)
Georgia (34) 		Minnesota (3)		South Carolina (9)
Illinois (10) 		Mississippi (5) 	Tennessee (29)
Indiana (6)		Missouri (8)		Texas (14)
Iowa (1) 			Nebraska (2)		Virginia (38)


Item 3.  Legal Proceedings.

The Company is currently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of its business. In addition, the Company, as successor to Morrison Restaurants Inc., is a party to a case (Morrison Restaurants Inc. v. United States of America, et al.), originally filed by Morrison in 1994 to claim a refund of taxes paid in the amount of approximately $3,000 and abatement of taxes assessed by the Internal Revenue Service ("IRS") against Morrison on account of the employer's share of FICA taxes on unreported tips allegedly received by employees. The IRS filed a counterclaim for approximately $7,000 in additional taxes. The case was decided favorably by the Company in February, 1996 on summary judgment. The IRS appealed the District Court's decision and, on August 12, 1997 the U.S. Court of Appeals for the Eleventh Circuit reversed the award of summary judgment and remanded the case to the District Court for proceedings consistent with the Court's opinion. In its reversal, the Eleventh Circuit upheld the IRS' enforcement policy with respect to the employer's share of FICA taxes on allegedly unreported tips.
 The Company intends to petition the U.S. Court of Appeals for a review of the matter by the full Court and, if necessary, appeal the reversal of the decision. There can be no assurance, however, the that Company's position will prevail. Although the amount in dispute is not material, it is possible that if the Company's position does not prevail, the IRS will attempt to assess taxes in additional units of the Company (as well as other restaurant companies). In the event the IRS' enforcement policy with respect to such assessments is ultimately upheld, the Company believes that a dollar-for-dollar business tax credit would be available to the Company to offset, over a period of four years, any taxes determined to be due. Moreover, the Company is a participant in an IRS enforcement program which would eliminate the risk of additional assessments by the IRS in return for a restaurant employer's proactive role in encouraging employee tip reporting. The protection against additional assessment afforded by the agreement should be available to the Company. In the opinion of management, the ultimate resolution of all pending legal proceedings will not have a material adverse effect on the Company's operations or financial position.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Company.

Executive officers of the Company are appointed by and serve at the discretion of the Company's Board of Directors. Information regarding the Company's executive officers as of August 4, 1997 is provided below.

                                                          Executive
                                                           Officer
Name                  Age     Position with the Company     Since


S. E. Beall, III       47     Chairman of the Board and      1982
                              Chief Executive Officer

R. D. McClenagan       49     President- Ruby Tuesday        1985
                              Division

P. G. Hunt             61     Senior Vice President,         1972
                              General Counsel and
                              Secretary
J. R. Mothershed       49     Senior Vice President and      1992
                              Chief Financial Officer,
                              Treasurer and Assistant
                              Secretary

M. S. Ingram            44    Senior Vice President,         1996
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

Mr. Mothershed joined Morrison in July 1972 and was named Senior Vice President, Finance in March 1994. Mr. Mothershed has been Senior Vice President of the Company since the Distribution and in June 1996 was also named Chief Financial Officer of the Company. He served as Vice President, Controller and Treasurer of Morrison from March 1989 until March 1994.

Mr. Ingram joined Morrison in September 1979 as a General Manager for Ruby Tuesday. Since that time, Mr. Ingram has held various positions with Morrison and following the Distribution the Company, including Area Director (1982-1987), Regional Vice President for Mozzarella's (1987-
1990), Division Vice President(1990-1994) and Senior Vice President, Operations (1994-1996). Mr. Ingram was promoted to Senior Vice President of Human Resources of the Company in September 1996.


PART II

Item 5.  Market for the Registrant's Common Equity and Related
       Shareholder Matters.

Certain information required by this item is incorporated herein by reference to Note 12 of the Notes to Consolidated Financial Statements of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1997.

The Company has not paid dividends to shareholders since the Distribution. During fiscal 1997, the Board of Directors approved a dividend policy as a means of returning excess capital to its shareholders. This policy calls for payment of semi-annual dividends of approximately $3.0 million annually. Accordingly, the Company intends to pay its first dividend beginning in the third quarter of fiscal 1998. Under various financing agreements, the Company has agreed to restrict dividend payments (other than stock dividends) and purchases of its capital stock (collectively, "Restricted Payments") to amounts based on earnings after fiscal year 1996. Specifically, the maximum amount available for Restricted Payments at any time is the excess of shareholders' equity above the amount equal to the sum of $180 million plus 50% (or minus 100% in the case of a deficit) of Consolidated Net Earnings for the period commencing on June 2, 1996, and terminating at the end of the last fiscal quarter preceding the date of any proposed Restricted Payment. At May 31, 1997, the maximum amount of permissible Restricted Payments was $31.1 million.

Item 6.  Selected Financial Data.

The information contained under the caption "Summary of Operations" of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1997 is incorporated herein by reference.



Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1997 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

The following consolidated financial statements and the related report of the Company's independent auditors contained in the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1997 are incorporated herein by reference:

     Consolidated Statements of Income - Fiscal years ended
     May 31, 1997, June 1, 1996 and June 3, 1995.

Consolidated Balance Sheets - As of May 31, 1997 and June 1,
1996.

     Consolidated Statements of Shareholders' Equity - Fiscal years ended May 31, 1997, June 1, 1996 and June 3, 1995.

     Consolidated Statements of Cash Flows - Fiscal years ended
     May 31, 1997, June 1, 1996 and June 3, 1995.

     Notes to Consolidated Financial Statements.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


PART III

Item 10. Directors and Executive Officers of the Company.

(a) The information regarding directors of the Company is incorporated herein by reference to the information set forth in the table captioned "Director and Director Nominee Information" under "Election of Directors" in the definitive proxy statement of the Registrant dated August 25, 1997 relating to the Registrant's annual meeting of shareholders to be held on September 29, 1997.

(b) Pursuant to Form 10-K General Instruction G(3), the information regarding executive officers of the Company has been included in Part I of this Report under the caption "Executive Officers of the Company".

Item 11.  Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions "Executive Compensation" and "Directors' Fees and Attendance" in the definitive proxy statement of the Registrant dated August 25, 1997 relating to the Registrant's annual meeting of shareholders to be held on September 29, 1997.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

The information required by this Item 12 is incorporated herein by reference to the information set forth in the table captioned "Beneficial Ownership of Common Stock" under "Election of Directors" in the definitive proxy statement of the Registrant dated August 25, 1997 relating to the Registrant's annual meeting of shareholders to be held on September 29, 1997.

Item 13.  Certain Relationships and Related Transactions.

None.


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are incorporated by reference into or are filed as a part of this report:

     1.  Financial Statements:

The following consolidated financial statements and the independent auditors' report thereon, included in the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1997, a copy of which is contained in the exhibits to this report, are incorporated herein by reference:
                                                  Page Reference
                                                 in paper version
                                                 of Annual Report
                                                  to Shareholders
         Consolidated Statements of Income for
         the fiscal years ended May 31, 1997,
         June 1, 1996 and June 3, 1995                    26

         Consolidated Balance Sheets as of
         May 31, 1997 and June 1, 1996                    27

         Consolidated Statements of Shareholders'
         Equity for the fiscal years ended
         May 31, 1997, June 1, 1996 and
         June 3, 1995                                     28

         Consolidated Statements of Cash Flows
         for the fiscal years ended May 31, 1997,
         June 1, 1996 and June 3, 1995                    29

         Notes to Consolidated Financial Statements       30-42

         Report of Independent Auditors                   43

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

3.1  Articles of Incorporation and all mergers of Ruby Tuesday, Inc. (1)

3.2  Bylaws of Ruby Tuesday, Inc.(1)

4.1  Specimen Common Stock Certificate. (1)

4.2  Articles of Incorporation and all mergers of Ruby Tuesday, Inc. (filed as
     Exhibit 3.1 hereto). (1)

4.3  Bylaws of Ruby Tuesday, Inc. (filed as Exhibit 3.2 hereto). (1)

10.1 Executive Supplemental Pension Plan together with First Amendment made June 30, 1994 and Second Amendment made July 31, 1995.* (2)

Exhibit
Number 	              Description

10.2 Master Agreement dated as of May 30, 1997 among Ruby Tuesday, Inc., as Lessee and Guarantor, Atlantic Financial Group , LTD., as lessor, AmSouth Bank of Alabama, as a Lender, Barnett Bank of Jacksonville, N.A., as a Lender, First American National Bank, as a Lender, Wachovia Bank of Georgia, N.A., as a Lender, Hibernia National Bank, as a Lender, First Tennessee Bank, as a Lender, and SunTrust Bank, Atlanta, as Agent and as a Lender; together with the Lease Agreement dated as of May 31, 1997 between Atlantic Financial Group, LTD., as lessor and Ruby Tuesday, Inc.
      as lessee; and the Loan Agreement dated as of May 31, 1997 among Atlantic Financial Group, LTD., as lessor and borrower, the financial institutions party hereto, as lenders, and SunTrust
      Bank Atlanta, as Agent.


10.3 Morrison Restaurants Inc. Stock Incentive and Deferred Compensation Plan for Directors together with First Amendment dated June 29, 1995.*(3)

10.4  1993 Executive Stock Option Program.* (4)

10.5  1993 Management Stock Option Program (July 1, 1993 - June 30, 1996).* (5)

10.6  [Reserved]

10.7 Morrison Restaurants Inc. 1987 Stock Bonus and Non-Qualified Stock Option Plan, and Related Agreement.* (6)

10.8  Morrison Restaurants Inc. 1993 Non-Executive Stock Incentive Plan.* (7)

10.9 Morrison Restaurants Inc. Deferred Compensation Plan, as restated effective January 1, 1994, together with amended and restated Trust Agreement (dated December 1, 1992) to Deferred Compensation Plan.* (8)

10.10 Supply Agreement Between Morrison Restaurants Inc. and PYA/Monarch, Inc. dated July 8, 1988. (9)

10.11 Letter Agreement dated March 5, 1996 amending Supply Agreement between Morrison Restaurants Inc. and PYA/Monarch, Inc. (1)

10.12 Morrison Restaurants Inc. Management Retirement Plan together with First Amendment made June 30, 1994 and Second Amendment made July 31, 1995.*(10)

Exhibit
Number 	              Description
10.13 Asset Purchase Agreement dated June 27, 1994, by and among Morrison Restaurants Inc. and Gardner Merchant Food Services, Inc. and the related exhibits to such agreement. (11)

10.14 Morrison Restaurants Inc. Salary Deferral Plan, as amended and restated December 31, 1993, together with First and Second Amendments to the Plan dated October 21, 1994 and June 30, 1995, respectively.* (12)

10.15 Executive Group Life and Executive Accidental Death and Dismemberment Plan.* (13)

10.16 Ruby Tuesday, Inc. Salary Deferral Plan Trust Agreement dated July 1,
      1997.

10.17 Ruby Tuesday, Inc. Deferred Compensation Plan Trust Agreement dated July 1, 1997.

10.18 Form of Non-Qualified Stock Option Agreement for Executive Officers Pursuant to the Morrison Restaurants Inc. Stock Incentive Plan.* (14)

10.19 [Reserved]

10.20 [Reserved]

10.21 Amendments to Morrison Restaurants Inc. 1987 Stock Bonus and Non-Qualified Stock Option Plan.* (15)

10.22 Morrison Restaurants Inc. Executive Life Insurance Plan.* (16)

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

10.26 License Agreement dated as of March 2, 1996 between Ruby Tuesday (Georgia), Inc. and Morrison Health Care, Inc. (1)
Exhibit
Number 	              Description
10.27 Amended and Restated Operating Agreement of MRT Purchasing, LLC dated as of March 2, 1996 among Morrison Restaurants Inc., Ruby
      Tuesday, Inc., Morrison Fresh Cooking, Inc. and Morrison Health
      Care, Inc. (1)

10.28 Form of 1996 Stock Incentive Plan.* (1)

10.29 Form of Second Amendment to Stock Incentive and Deferred Compensation Plan for Directors.* (1)

10.30 Form of First Amendment to 1993 Non-Executive Stock Incentive Plan.* (1)

10.31 Form of Third Amendment to Executive Supplemental Pension Plan.* (1)

10.32 Form of Third Amendment to  Management Retirement Plan.* (1)

10.33 Form of Third Amendment to Salary Deferral Plan.* (1)

10.34 Form of First Amendment to Deferred Compensation Plan.* (1)

10.35 Form of Second Amendment to Retirement Plan.* (1)

10.36 Form of Fourth Amendment to 1987 Stock Bonus and Non-Qualified Stock Option Plan.* (1)

10.37 [Reserved]

10.38 Form of Indemnification Agreement to be entered into with executive officers and directors. (1)

10.39 Form of Change of Control Agreement to be entered into with executive officers.* (1)

10.40 Credit Agreement dated as of March 6, 1996 among Ruby Tuesday (Georgia), Inc., SunTrust Bank, Atlanta, for itself and as Agent and Administrative Agent, and the other lenders signatories thereto. (1)

10.41 Purchase agreement dated July 2, 1997 between Ruby Tuesday, Inc., a Georgia corporation, and RT Orlando Franchise, L.P., d/b/a RT Orlando Franchise Ltd., a Delaware limited partnership.

10.42 Purchase agreement dated July 2, 1997 between Ruby Tuesday, Inc., a Georgia corporation, and RT Tampa Franchise, L.P., d/b/a RT Tampa Franchise Ltd., a Delaware limited partnership.

10.43 Purchase agreement dated July 2, 1997 between Ruby Tuesday, Inc., a Georgia corporation, and RT South Florida Franchise, L.P., d/b/a RT South Florida Franchise Ltd., a Delaware limited partnership.

11		  Statement regarding computation of per share earnings.

13		  Annual Report to Shareholders for the fiscal year ended May 31,
      1997 (Only portions specifically incorporated by reference in the Form 10-K are being filed herewith).

Exhibit
Number 	              Description

21	 	  Subsidiaries of Registrant.

23		   Consent of Independent Auditors.

27	    Financial Data Schedule.


EXHIBIT FOOTNOTES


Exhibit
Footnote	        Description
 *		Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to Exhibit of the same number on Form 8-B dated March 15, 1996 of Ruby Tuesday, Inc. (File No. 0-12454).

(2) Incorporated by reference to Exhibit 10(b) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 5, 1993 (File No. 0-1750).

(3) Incorporated by reference to Exhibit 10(c) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 3, 1995 (File No. 1-12454).

(4)		Incorporated by reference to Exhibit 10(d) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 3, 1995 (File
     No. 1-12454).

(5)		Incorporated by reference to Exhibit 10(e) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 3, 1995 (File
     No. 1-12454).

(6)		Incorporated by reference to Exhibit 28.1 to Registration
     Statement on Form S-8 of Morrison Restaurants Inc. (Reg. No. 33-13593). Exhibit
Footnote	        Description

(7)		Incorporated by reference to Exhibit 10(h) to Annual Report on
     Form 10-K of Morrison Restaurants Inc. for the fiscal year ended
     June 5, 1993 (File No. 0-1750).

(8) Incorporated by reference to Exhibit 10(i) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 5, 1993 (File No. 0-1750).

(9) Incorporated by reference to Exhibit 10(m) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended May 28, 1988 (File No. 0-1750).

(10) Incorporated by reference to Exhibit 10(n) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 3, 1995 (File No. 1-12454).

(11)	Incorporated by reference to Exhibit (2) to the Current Report on
     Form 8-K dated July 27, 1995 of Morrison Restaurants Inc. (File
     No. 1-12454)

(12)	Incorporated by reference to Exhibit 10(p) to Annual Report on
     Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 3, 1995 (File No. 1-12454).

(13)	Incorporated by reference to Exhibit 10(q) to Annual Report on
     Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 3, 1989 (File No. 0-1750).

(14) Incorporated by reference to Exhibit 10(v) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 5, 1993 (File No. 0-1750).

(15) Incorporated by reference to Exhibit 10(z) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 4, 1994 (File No. 1-12454).

(16) Incorporated by reference to Exhibit 10(a)(a) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 4, 1994 (File No. 1-12454).



(b)  Reports on Form 8-K

		None.

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


                                 RUBY TUESDAY, INC.


Date 8/25/97             By: /s/ Samuel E. Beall, III
                            Samuel E. Beall, III
                            Chairman of the Board and
                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date 8/25/97             By: /s/ Samuel E. Beall, III
                            Samuel E. Beall, III
                            Chairman of the Board and
                            Chief Executive Officer


Date  8/25/97            By: /s/ J. Russell Mothershed
                            J. Russell Mothershed
                            Senior Vice President, Finance
                            Chief Financial Officer
                            Treasurer and Assistant Secretary


Date  8/25/97            By:/s/J.B. McKinnon
                            J. B. McKinnon
                            Director


Date 8/25/97             By: /s/ Dr. Donald Ratajczak
                            Dr. Donald Ratajczak
                            Director



Date 8/25/97             By:/s/ Dolph W. von Arx
                            Dolph W. von Arx
                            Director




Date 8/25/97             By:/s/ Claire L. Arnold
                            Claire L. Arnold
                            Director


Date 8/25/97             By:/s/ Arthur R. Outlaw
                            Arthur R. Outlaw
                            Vice-Chairman of the Board


Date 8/25/97             By:/s/ Dr. Benjamin F. Payton
                            Dr. Benjamin F. Payton
                            Director



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

3.2  Bylaws of Ruby Tuesday, Inc.(1)

4.1  Specimen Common Stock Certificate. (1)

4.2 Articles of Incorporation and all mergers of Ruby Tuesday, Inc. (filed as Exhibit 3.1 hereto). (1)

4.3  Bylaws of Ruby Tuesday, Inc. (filed as Exhibit 3.2 hereto). (1)

10.1 Executive Supplemental Pension Plan together with First Amendment made June 30, 1994 and Second Amendment made July 31, 1995.* (2)

10.2 Master Agreement dated as of May 30, 1997 among Ruby Tuesday, Inc., as Lessee and Guarantor, Atlantic Financial Group , LTD., as lessor, AmSouth Bank of Alabama, as a Lender, Barnett Bank of Jacksonville, N.A., as a Lender, First American National Bank, as a Lender, Wachovia Bank of Georgia, N.A., as a Lender, Hibernia National Bank, as a Lender, First Tennessee Bank, as a Lender, and SunTrust Bank, Atlanta, as Agent and as a Lender; together with the Lease Agreement dated as of May 31, 1997 between Atlantic Financial Group, LTD., as lessor and Ruby Tuesday, Inc. as lessee; and the Loan Agreement dated as of May 31, 1997 among Atlantic Financial Group, LTD., as lessor and borrower, the financial institutions party hereto, as lenders, and SunTrust Bank Atlanta, as Agent.

10.3  Morrison Restaurants Inc. Stock Incentive and Deferred
      Compensation Plan for Directors together with First Amendment dated June 29, 1995.*(3)

10.4  1993 Executive Stock Option Program.* (4)

10.5  1993 Management Stock Option Program (July 1, 1993 - June 30, 1996).* (5)

10.6  [Reserved]

10.7 Morrison Restaurants Inc. 1987 Stock Bonus and Non-Qualified Stock Option Plan, and Related Agreement.* (6)

10.8  Morrison Restaurants Inc. 1993 Non-Executive Stock Incentive Plan.* (7)

10.9 Morrison Restaurants Inc. Deferred Compensation Plan, as restated effective January 1, 1994, together with amended and restated Trust Agreement (dated December 1, 1992) to Deferred Compensation Plan.* (8)

10.10 Supply Agreement Between Morrison Restaurants Inc. and
      PYA/Monarch, Inc. dated July 8, 1988. (9)

10.11 Letter Agreement dated March 5, 1996 amending Supply Agreement between Morrison Restaurants Inc. and PYA/Monarch, Inc. (1)

10.12 Morrison Restaurants Inc. Management Retirement Plan together with First Amendment made June 30, 1994 and Second Amendment made July 31, 1995.* (10)

10.13 Asset Purchase Agreement dated June 27, 1994, by and among
      Morrison Restaurants Inc. and Gardner Merchant Food Services, Inc. and the related exhibits to such agreement. (11)

10.14 Morrison Restaurants Inc. Salary Deferral Plan, as amended and restated December 31, 1993, together with amended and restated Trust Agreement (effective January 1, 1994) First and Second Amendments to the Plan dated October 21, 1994 and June 30, 1995, respectively, and the First Amendment to the Trust Agreement made June 30, 1995.* (12)

10.15 Executive Group Life and Executive Accidental Death and
      Dismemberment Plan.* (13)

10.16 [Reserved]

10.17 [Reserved]

10.18 Form of Non-Qualified Stock Option Agreement for Executive
      Officers Pursuant to the Morrison Restaurants Inc. Stock
      Incentive Plan.* (14)

10.19 [Reserved]


10.20 [Reserved]

10.21 Amendments to Morrison Restaurants Inc. 1987 Stock Bonus and Non-Qualified Stock Option Plan.* (15)

10.22 Morrison Restaurants Inc. Executive Life Insurance Plan.* (16)

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

10.29 Form of Second Amendment to Stock Incentive and Deferred
      Compensation Plan for Directors.* (1)

10.30 Form of First Amendment to 1993 Non-Executive Stock Incentive
      Plan.* (1)

10.31 Form of Third Amendment to Executive Supplemental Pension Plan.* (1)

10.32 Form of Third Amendment to  Management Retirement Plan.* (1)

10.33 Form of Third Amendment to Salary Deferral Plan.* (1)

10.34 Form of First Amendment to Deferred Compensation Plan.* (1)

10.35 Form of Second Amendment to Retirement Plan.* (1)

10.36 Form of Fourth Amendment to 1987 Stock Bonus and Non-Qualified Stock Option Plan.* (1)

10.37 [Reserved]

10.38 Form of Indemnification Agreement to be entered into with executive officers and directors. (1)

10.39 Form of Change of Control Agreement to be entered into with executive officers.* (1)

10.40 Credit Agreement dated as of March 6, 1996 among Ruby Tuesday (Georgia), Inc., SunTrust Bank, Atlanta, for itself and as Agent and Administrative Agent, and the other lenders signatories thereto. (1)

10.41 Purchase agreement dated July 2, 1997 between Ruby Tuesday, Inc., a Georgia corporation, and RT Orlando Franchise, L.P., d/b/a RT Orlando Franchise Ltd., a Delaware limited partnership.

10.42 Purchase agreement dated July 2, 1997 between Ruby Tuesday, Inc., a Georgia corporation, and RT Tampa Franchise, L.P., d/b/a RT Tampa Franchise Ltd., a Delaware limited partnership.

10.43 Purchase agreement dated July 2, 1997 between Ruby Tuesday, Inc., a Georgia corporation, and RT South Florida Franchise, L.P., d/b/a RT South Florida Franchise Ltd., a Delaware limited partnership.

11  		Statement regarding computation of per share earnings.

13	   Annual Report to Shareholders for the fiscal year ended May 31,
      1997 (Only portions specifically incorporated by reference in the Form 10-K are being filed herewith).

21  		Subsidiaries of Registrant.

23		  Consent of Independent Auditors.

27    Financial Data Schedule.



RUBY TUESDAY, INC.

	EXHIBIT FOOTNOTES


Exhibit
Footnote	        Description
 *		Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to Exhibit of the same number on Form 8-B dated March 15, 1996 of Ruby Tuesday, Inc. (File No.0-12454).


(2)		Incorporated by reference to Exhibit 10(b) to Annual Report on
     Form 10-K of Morrison Restaurants Inc. for the fiscal year ended
     June 5, 1993 (File No. 0-1750).

(3)		Incorporated by reference to Exhibit 10(c) to Annual Report on
     Form 10-K of Morrison Restaurants Inc. for the fiscal year ended
     June 3, 1995 (File No. 1-12454).

(4)		Incorporated by reference to Exhibit 10(d) to Annual Report on
     Form 10-K of Morrison Restaurants Inc. for the fiscal year ended
     June 3, 1995 (File No. 1-12454).

(5)		Incorporated by reference to Exhibit 10(e) to Annual Report on
     Form 10-K of Morrison Restaurants Inc. for the fiscal year ended
     June 3, 1995 (File No. 1-12454).

(6)		Incorporated by reference to Exhibit 28.1 to Registration
     Statement on Form S-8 of Morrison Restaurants Inc. (Reg. No. 33-13593).

(7)		Incorporated by reference to Exhibit 10(h) to Annual Report on
     Form 10-K of Morrison Restaurants Inc. for the fiscal year ended
     June 5, 1993 (File No. 0-1750).

(8) Incorporated by reference to Exhibit 10(i) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 5, 1993 (File No. 0-1750).


(9) Incorporated by reference to Exhibit 10(m) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended May 28, 1988 (File No. 0-1750).

(10) Incorporated by reference to Exhibit 10(n) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 3, 1995 (File No. 1-12454).

(11) Incorporated by reference to Exhibit (2) to the Current Report on Form 8-K dated July 27, 1995 of Morrison Restaurants Inc. (File No. 1-12454)

(12) Incorporated by reference to Exhibit 10(p) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 3, 1995 (File No. 1-12454).

(13) Incorporated by reference to Exhibit 10(q) to Annual Report on Form
     10-K of Morrison Restaurants Inc. for the fiscal year ended June 3, 1989 (File No. 0-1750).



(14) Incorporated by reference to Exhibit 10(v) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 5, 1993 (File No. 0-1750).

(15) Incorporated by reference to Exhibit 10(y) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 4, 1994 (File No. 1-12454).

(16) Incorporated by reference to Exhibit 10(a)(a) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 4, 1994 (File No. 1-12454).