Form 10-Q
period 1997-08-30
RUBY TUESDAY INC
filed 1997-10-14
CIK 68270

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                              FORM 10-Q

 X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    	SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended  AUGUST 30, 1997
                                  OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                to

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

                          17,159,958
(Number of shares of $0.01 par value common stock outstanding as of October 3, 1997)

Exhibit Index appears on page 13


                       INDEX
									                                    PAGE
								                                     NUMBER
PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS AS OF
AUGUST 30, 1997 AND MAY 31, 1997............... 3

CONSOLIDATED STATEMENTS OF INCOME FOR
THE THIRTEEN WEEKS ENDED AUGUST 30,
1997 AND AUGUST 31, 1996....................... 4

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED
AUGUST 30, 1997 AND AUGUST 31, 1996. .......... 5

NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS..................................... 6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS.......................... 6-10

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS...................... 10-11

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

ITEM 5. OTHER INFORMATION...................... NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....... 11-12

SIGNATURES..................................... 12

PART I - FINANCIAL INFORMATION
ITEM 1
RUBY TUESDAY, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)



                                                                August 30,          May 31,
                                                                  1997               1997
                                                                (UNAUDITED)       (AUDITED)
Assets
Current assets:
      Cash and short-term investments..................          $  8,053          $  7,608
      Accounts and notes receivable....................             5,768             4,621
      Inventories......................................            10,056             9,650
      Prepaid expenses.................................             8,375             9,225
      Deferred income tax benefits.....................             4,982             4,388
        Total current assets...........................            37,234            35,492

Property and equipment - at cost.......................           526,890           512,404
      Less accumulated depreciation and amortization...          (175,115)         (165,640)
                                                                  351,775           346,764

Costs in excess of net assets acquired.................            20,229            20,396
Other assets...........................................            17,299            16,219

          Total assets.................................          $426,537          $418,871

Liabilities & shareholders' equity

Current liabilities:
      Accounts payable.................................          $ 27,315          $ 28,828
      Short-term borrowings............................                 0               534
      Accrued liabilities:
        Taxes, other than income taxes.................            11,916            11,425
        Payroll and related costs......................             9,676             8,982
        Insurance......................................             8,970             8,800
        Rent and other.................................            11,317            10,393
      Income taxes payable.............................             1,279                 0
      Current portion of long-term debt................               104               102
          Total current liabilities....................            70,577            69,064

Long-term debt.........................................            90,479            78,006
Deferred income taxes..................................            13,634            13,552
Other deferred liabilities.............................            35,095            34,609
Shareholders' equity:
   Common stock, $0.01 par value;(authorized 100,000
       shares; issued 17,124 @ 8/30/97; 17,720 @ 5/31/97)             171               177
      Capital in excess of par value...................             1,548             2,729
      Retained earnings................................           217,700           223,399
                                                                  219,419           226,305
      Less cost of Company stock held by deferred
       compensation plan...............................            (2,667)           (2,665)
                                                                  216,752           223,640
          Total liabilities & shareholders' equity.....          $426,537          $418,871

The accompanying notes are an integral part of the consolidated financial statements.

RUBY TUESDAY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER-SHARE DATA)
(UNAUDITED)




                                                Thirteen Weeks Ended
                                           August 30,         August 31,
                                             1997               1996

Revenues................................    $174,099           $157,282

Operating costs and expenses:
     Cost of merchandise................      47,471             42,325
     Payroll and related costs..........      56,296             51,834
     Other..............................      36,872             34,862
     Selling, general and administrative      12,380              9,483
     Depreciation and amortization......      10,232              9,127
     Interest expense, net..............         994              1,142
                                             164,245            148,773

Income before income taxes..............       9,854              8,509

Provision for income taxes..............       3,474              3,020


Net income..............................    $  6,380           $  5,489


  Earnings per common and common equivalent
     share(primary and fully diluted)...    $   0.36           $   0.31

  Weighted average common and common
     equivalent shares:

     Primary............................      17,578             17,942

     Fully Diluted......................      17,716             17,942



The accompanying notes are an integral part of the consolidated financial statements.

RUBY TUESDAY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                            Thirteen Weeks Ended
                                                        August 30,      August 31,
                                                           1997            1996
Operating activities:
Net Income........................................       $  6,380       $ 5,489
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization...................         10,232          9,127
  Amortization of intangibles.....................            182            183
  Deferred income taxes...........................           (395)           415
  (Gain)/loss on disposition of assets............            (85)           127
  Changes in operating assets and liabilities:
     Increase in receivables......................         (1,144)        (3,415)
     Increase in inventories......................           (406)          (346)
     (Increase)/decrease in prepaid and other
      assets......................................         (1,690)           743
     Increase in accounts payable,
      accrued and other liabilities...............          1,252          5,366
     Increase in income taxes payable.............          3,340            708
  Net cash provided by operating activities.......         17,666         18,397

Investing activities:
Purchases of property and equipment...............        (15,504)       (21,232)
Proceeds from disposal of assets..................            299             33
Other, net........................................           (690)          (321)
  Net cash used by investing activities...........        (15,895)       (21,520)

Financing activities:
Proceeds from long-term debt......................         12,500          5,000
Net change in short-term borrowings...............           (534)        (2,531)
Principal payments on long-term debt and capital
  leases..........................................            (25)           (23)
Proceeds from issuance of stock, including
  treasury stock..................................          1,830          2,100
Stock repurchases.................................        (15,097)          (301)
  Net cash provided (used) by financing activities         (1,326)         4,245
Increase in cash and short-term investments.......            445          1,122
Cash and short-term investments:
  Beginning of year...............................          7,608          7,139
  End of quarter..................................       $  8,053       $  8,261

The accompanying notes are an integral part of the consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the notes to the consolidated financial statements included in Ruby Tuesday, Inc.'s annual report for the fiscal year ended May 31, 1997. The accompanying unaudited consolidated financial statements reflect all adjustments for normal recurring accruals. These adjustments are necessary, in the opinion of management, for a fair presentation of the financial position, the results of operations and the cash flows for the interim periods presented. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

General:
The Company reported net income of $6.4 million for the thirteen weeks ended August 30, 1997 compared to $5.5 million for the corresponding period of the prior year. Earnings per share for the first quarter was $0.36, a 16.1% increase compared to earnings per share for the first quarter of fiscal 1997. Contributing to the increase was a 1.6% increase in same-store sales. As of August 30, 1997, the Company owned and operated 404 restaurants, including 335 Ruby Tuesdays, 49 Mozzarella's, and 20 Tia's Tex-Mex restaurants. Franchised operations included one domestic unit and four international units.

Results of Operations:
The following table sets forth selected restaurant operating data as a percentage of revenues for the periods indicated. All information is derived from the unaudited consolidated financial statements of the Company included herein.



                                            Thirteen Weeks Ended
                                          August 30,    August 31,
                                             1997          1996
Revenues................................    100.0%       100.0%

Operating costs and expenses:
     Cost of merchandise................     27.3         26.9
     Payroll and related costs..........     32.3         33.0
     Other..............................     21.2         22.2
     Selling, general and administrative      7.1          6.0
     Depreciation and amortization......      5.9          5.8
     Interest expense, net..............      0.5          0.7
                                             94.3         94.6

Income before income taxes..............      5.7          5.4

Provision for income taxes..............      2.0          1.9

Net income..............................      3.7%         3.5%


The following table shows year-to-date restaurant openings, closings, and total restaurants as of the end of the first quarter.
                          Year-to-date   Year-to-date   Total Open at End
                            Openings        Closings     of First Quarter
                         Fiscal  Fiscal  Fiscal  Fiscal  Fiscal   Fiscal
                          1998    1997    1998    1997    1998     1997
  Ruby Tuesday             10       7       0       1      335      307
  Mozzarella's              1       1       0       0       49       47
  Tia's                     0       0       0       0       20       18



The Company estimates that approximately 25 additional Ruby Tuesdays, one Mozzarella's, and two Tia's units will be opened during the remainder of fiscal 1998. As disclosed in Note 11 to the 1997 Audited Financial Statements, the Company has entered into a series of agreements with three partnerships to sell 29 of its Florida units in fiscal 1998. The Company expects this transaction to be completed during second quarter.

Company Restaurant Sales:
Company revenues increased $16.8 million or 10.7% to $174.1 million for the quarter ended August 30, 1997 compared to the same quarter of the prior year. These increases are the result of a net addition of 32 units (consisting of 28 Ruby Tuesdays, two Mozzarella's, and two Tia's as of August 30, 1997) and positive same-store sales.

Cost of Merchandise, Payroll and Related Costs and Other Operating Costs:
Cost of merchandise increased $5.2 million or 12.3% to $47.5 million for the quarter ended August 30, 1997 compared to the same quarter of the prior year. The increase is primarily attributable to higher food prices, primarily shrimp and ribs, and an increase in the number of units.

Payroll and related costs increased $4.5 million or 8.7% for the quarter ended August 30, 1997 as compared to the same quarter of the prior year. However, these expenses decreased as a percentage of revenues (down 0.7% to 32.3% ) for the thirteen weeks ended August 30, 1997 compared to the thirteen weeks ended August 31, 1996. The decrease is primarily attributable to reductions in hourly labor costs resulting from lower turnover, continued focus on accurately matching the number of managers needed for each unit to unit volume levels, as well as decreased workers' compensation rates compared to the prior year.

While other operating costs increased $2.0 million or 5.7% for the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997, these costs decreased as a percentage of revenues. This decrease is attributable to a continued focus on controlling supplies expense and a decrease in repairs expense resulting from continued savings due to the Company's efforts to reevaluate and renegotiate unit level maintenance contracts.

Selling, general and administrative expenses increased $2.9 million for the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 and as a percentage of revenues (7.1% compared to 6.0% for the first quarters of fiscal 1998 and 1997, respectively). General and administrative costs increased due to additional management training payroll, travel and recruiting costs related to more unit openings in the first quarter of fiscal 1998 compared to the prior year. In addition, start-up costs related to the Company's franchising program also contributed to the increase in general and administrative costs. Advertising expense in the first quarter of fiscal 1998 was higher due the "Neighborhood Introduction Program", a couponing promotion which began in the third quarter of fiscal 1997.

Depreciation and amortization expense increased $1.1 million or 12.1% for the first quarter of fiscal 1998 due to the net addition of 32 restaurants and current year depreciation expense on information technology projects completed in the prior year. As a percentage of revenues, depreciation expense for the first quarter of fiscal 1998 remained relatively consistent compared to the first quarter of fiscal 1997.

Interest Expense (net of Interest Income):
Net interest expense decreased slightly ($0.1 million) for the quarter ended August 30, 1997 compared to the same quarter in the prior year.

Income Taxes:
The effective income tax rate for the thirteen weeks ended August 30, 1997 was 35.3% compared to 35.5% for the same period of the prior year.

Earnings per Share:
Earnings per share are based on the weighted average number of shares outstanding during each quarter and are adjusted for the assumed conversion of shares issuable upon exercise of options, after the assumed repurchase of common shares with the related proceeds. The difference between primary and fully diluted weighted average shares reflects the maximum extent of potential dilution that conversions of shares could create.

LIQUIDITY AND CAPITAL RESOURCES
Total assets at August 30, 1997 were $426.5 million, a $7.6 million increase from $418.9 million as of the prior fiscal year end. Net property and equipment increased $5.0 million from May 31, 1997. The increase was primarily the net result of capital expenditures of $15.5 million, offset by depreciation and amortization expense totaling $10.2 million and $0.2 million in retirements. The Company anticipates that during the remainder of fiscal 1998, capital expansion will be financed primarily from operating cash flows, minimal incremental borrowings on bank lines of credit and the five-year revolving credit facility and through operating leases.

Total liabilities at August 30, 1997 were $209.8 million, a $14.6 million increase from $195.2 million as of the end of the prior fiscal year. At August 30, 1997 the Company had $89.5 million in borrowings outstanding under its five-year credit facility. Long-term borrowings increased $12.5 million from the end of the prior fiscal year primarily as a result of additional borrowings to finance the Company's "dutch auction" tender offer which was completed during the quarter. (See discussion of stock repurchases below.) The weighted average interest rate on these borrowings and lines of credit was 6.21% during the quarter.

In addition, at August 30, 1997, the Company had committed lines of credit amounting to $25.0 million (all of which remained available at August 30, 1997) and non-committed lines of credit amounting to $15.0 million with several banks at varying interest rates. These lines are subject to periodic review by each bank and may be canceled by the Company at any time.

KNOWN EVENTS, UNCERTAINTIES AND TRENDS

Financial and Stock Repurchase Plans
The Company employs a financial strategy which utilizes a prudent amount of debt to minimize the weighted average cost of capital while allowing the Company to maintain financial flexibility and the equivalent of an investment-grade (BBB) bond rating. This financial strategy sets a target debt-to-capital ratio of 60%, including operating leases. The strategy also provides for repurchasing Company stock whenever cash flow exceeds funding requirements while maintaining the target capital structure. Pursuant to this strategy, on May 2, 1997, the Company commenced a tender offer for up to one million shares of the Company's common stock in a dutch auction at a price between $20 and $22 per share. The tender offer was completed during the quarter with the Company purchasing 670,512 shares at $22 per share, for an aggregate purchase price of $14.8 million plus fees and expenses associated with the offer. After the dutch auction was completed, 1.3 million shares remained available for repurchase under the Company's stock repurchase program. During the quarter, the Company purchased 8,200 shares in addition to those shares purchased in conjunction with the dutch auction.

New Accounting Standards
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which the Company is required to adopt during its third quarter ending on February 28, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarter ended August 30, 1997 of $0.02 per share. The impact of FAS 128 on the calculation of fully diluted earnings per share is not expected to be material.

Cash Dividend
During fiscal 1997, the Board of Directors approved a dividend policy as a means of returning excess capital to its shareholders. This policy calls for payment of semi-annual dividends of approximately $3.0 million annually. Accordingly, the Company intends to pay its first dividend beginning in the third quarter of fiscal 1998.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION
The foregoing section contains various "forward-looking statements" which represent the Company's expectations or beliefs concerning future events, including the following: statements regarding unit growth, future capital expenditures and future borrowings. The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from those included in the forward-looking statements including, without limitation, the following: consumer spending trends and habits; mall-traffic trends; increased competition in the casual dining restaurant market; weather conditions in the regions in which the Company operates restaurants; consumers' acceptance of the Company's development concepts; laws and regulations affecting labor and employee benefit costs; the Company's ability to attract qualified managers and franchisees; and changes in the availability of capital.

PART II - OTHER INFORMATION
ITEM 1.
LEGAL PROCEEDINGS
The Company is currently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of its business. In addition, the Company, as successor to Morrison Restaurants Inc., ("Morrison") is a party to a case (Morrison Restaurants Inc. v. United States of America, et al.), originally filed by Morrison in 1994 to claim a refund of taxes paid in the amount of approximately $3,000 and abatement of taxes assessed by the Internal Revenue Service ("IRS") against Morrison on account of the employer's share of FICA taxes on unreported tips allegedly received by employees. The IRS filed a counterclaim for approximately $7,000 in additional taxes. The case was decided by the U.S. District Court in favor of the Company in February 1996 on summary judgment. The IRS appealed the District Court's decision and, on August 12, 1997, the U.S. Court of Appeals for the Eleventh Circuit reversed the award of summary judgment and remanded the case to the District Court for proceedings consistent with the Court's opinion. In its reversal, the Eleventh Circuit upheld the IRS' enforcement policy with respect to the employer's share of FICA taxes on allegedly unreported tips. The Company intends to petition the U.S. Court of Appeals for a review of the matter by the full Court. If this is unsuccessful, the Company will strongly consider seeking review of the decision by the U.S. Supreme Court. There can be no assurance, however, that the Company's position will prevail. Although the amount in dispute is not material, it is possible that if the Company's position does not prevail, the IRS will attempt to assess taxes in additional units of the Company (as well as other restaurant companies). In the event the IRS' enforcement policy with respect to such assessments is ultimately upheld, the Company believes that a business tax credit would be available to the Company to offset, over a period of years, some portion of additional taxes determined to be due. Moreover, the Company is a participant in an IRS enforcement program which would reduce the risk of additional assessments by the IRS in return for a restaurant employer's proactive role in encouraging employee tip reporting. The protection against additional assessment afforded by the agreement should be available to the Company. In the opinion of management, the ultimate resolution of all pending legal proceedings will not have a material adverse effect on the Company's operations or financial position.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
The following exhibits are filed as part of this report:
Exhibit
 No.
 11	  Computation of Primary and Fully Diluted Earnings Per Share

 27	  Financial Data Schedule

	99.1 Loan facility agreement and guaranty dated May 30, 1997 by and among Ruby Tuesday, Inc., SunTrust Bank, Atlanta, and the other lender signatories thereto.


REPORTS ON FORM 8-K
None

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     RUBY TUESDAY , INC.
                                         (Registrant)



 10/14/97                           /s/ J. RUSSELL MOTHERSHED
  DATE                              J. RUSSELL MOTHERSHED
                                         Senior Vice President and
                                         Chief Financial Officer



EXHIBIT INDEX

Exhibit
Number 	                                      Description



11		 Computation of Primary and Fully Diluted Earnings Per Share


27		 Financial Data Schedule

99.1 Loan facility agreement and guaranty dated May 30, 1997 by and among Ruby Tuesday, Inc., SunTrust Bank, Atlanta, and the other lender signatories thereto.