Form 10-Q
period 1997-11-29
RUBY TUESDAY INC
filed 1998-01-13
CIK 68270

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                             FORM 10-Q

 X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended  NOVEMBER 29, 1997
                             OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

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

                                16,496,549
(Number of shares of $0.01 par value common stock outstanding as of January 3,
 1998)

                   Exhibit Index appears on page 15


                    INDEX
                                									    PAGE
                           								         NUMBER
PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS AS OF
NOVEMBER 29, 1997 AND MAY 31, 1997............. 3

CONSOLIDATED STATEMENTS OF INCOME FOR
THE THIRTEEN AND TWENTY-SIX WEEKS ENDED
NOVEMBER 29, 1997 AND NOVEMBER 30, 1996........ 4

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED
NOVEMBER 29, 1997 AND NOVEMBER 30, 1996........ 5

NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS..................................... 6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS........................... 7-12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK............................. N/A

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS........................ 12-13

ITEM 2. CHANGES IN SECURITIES.................... NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.......... NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS......................... 13

ITEM 5. OTHER INFORMATION........................ NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......... 13-14

SIGNATURES....................................... 14

PART I - FINANCIAL INFORMATION
ITEM 1
RUBY TUESDAY, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)


                                                                Nov. 29,           May 31,
                                                                  1997               1997
                                                               (UNAUDITED)        (AUDITED)
Assets
Current assets:
      Cash and short-term investments..................          $ 12,908          $  7,608
      Accounts and notes receivable....................             7,552             4,621
      Inventories......................................            10,355             9,650
      Prepaid expenses.................................            11,128             9,225
      Deferred income tax benefits.....................             4,626             4,388
        Total current assets...........................            46,569            35,492

Property and equipment - at cost.......................           497,462           512,404
      Less accumulated depreciation and amortization...          (165,435)         (165,640)
                                                                  332,027           346,764

Costs in excess of net assets acquired.................            20,061            20,396
Other assets...........................................            23,519            16,219

          Total assets.................................          $422,176          $418,871

 Liabilities & shareholders' equity

Current liabilities:
      Accounts payable.................................          $ 35,382          $ 28,828
      Short-term borrowings............................             8,610               534
      Accrued liabilities:
        Taxes, other than income taxes.................            10,958            11,425
        Payroll and related costs......................             8,169             8,982
        Insurance......................................             9,311             8,800
        Rent and other.................................            12,144            10,393
      Current portion of long-term debt................               105               102
          Total current liabilities....................            84,679            69,064

Long-term debt.........................................            80,456            78,006
Deferred income taxes..................................            12,532            13,552
Other deferred liabilities.............................            36,478            34,609
Shareholders' equity:
   Common stock, $0.01 par value;(authorized 100,000
       shares; issued 16,659 @ 11/30/97; 17,720 @ 5/31/97)            167               177
      Capital in excess of par value...................             1,095             2,729
      Retained earnings................................           209,459           223,399
                                                                  210,721           226,305
      Less cost of Company stock held by deferred
       compensation plan...............................            (2,690)           (2,665)
                                                                  208,031           223,640
          Total liabilities & shareholders' equity.....          $422,176          $418,871

The accompanying notes are an integral part of the consolidated financial statements.

RUBY TUESDAY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER-SHARE DATA)
(UNAUDITED)



                                           Thirteen Weeks Ended            Twenty-Six Weeks Ended
                                        Nov. 29, 1997  Nov. 30, 1996    Nov. 29, 1997  Nov. 30, 1996


   Revenues.............................    $170,283       $156,318         $344,382      $313,600

Operating costs and expenses:
     Cost of merchandise................      46,668         42,940           94,139        85,265
     Payroll and related costs..........      55,526         51,226          111,822       103,060
     Other, net.........................      36,687         34,196           73,559        69,058
     Selling, general and administrative      13,042         11,255           25,422        20,738
     Depreciation and amortization......      10,093          9,558           20,325        18,685
     Interest expense, net..............         934          1,027            1,928         2,169
                                             162,950        150,202          327,195       298,975

   Income before income taxes...........       7,333          6,116           17,187        14,625
   Provision for income taxes...........       2,612          2,170            6,086         5,190

   Net income...........................    $  4,721       $  3,946         $ 11,101      $  9,435

Earnings per common and common equivalent
     share (primary and fully diluted)..    $   0.27       $   0.22         $   0.63      $   0.53

Weighted average common and common
     equivalent shares:

     Primary...........................       17,575         17,853           17,577        17,897

     Fully Diluted.....................       17,576         17,853           17,646        17,897

The accompanying notes are an integral part of the consolidated financial statements

RUBY TUESDAY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)


                                                           Twenty-Six Weeks Ended
                                                          Nov. 29,       Nov. 30,
                                                           1997            1996
Operating activities:

Net Income........................................       $ 11,101       $  9,435
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization...................         20,325         18,685
  Amortization of intangibles.....................            363            367
  Deferred income taxes...........................         (1,364)           970
  Loss on disposition of assets...................            687            620
  Changes in operating assets and liabilities:
     Increase in receivables......................         (3,232)        (1,501)
     Increase in inventories......................         (1,419)        (1,216)
     (Increase)/decrease in prepaid and other
      assets......................................         (2,223)         1,620
     Increase in accounts payable,
      accrued and other liabilities...............          8,428          7,996
     Increase/(decrease) in income taxes payable..           (845)         1,698
  Net cash provided by operating activities.......         31,821         38,674

Investing activities:
Purchases of property and equipment...............        (27,730)       (41,054)
Proceeds from disposal of assets..................            138             54
Proceeds from sale of Florida units...............         12,769
Proceeds from sale of home office building........          5,450
Other, net........................................           (967)        (1,262)
  Net cash used by investing activities...........        (10,340)       (42,262)

Financing activities:
Proceeds from long-term debt......................          2,500
Net change in short-term borrowings...............          8,076          7,949
Principal payments on long-term debt..............            (47)        (5,047)
Proceeds from issuance of stock, including
  treasury stock..................................          3,634          2,802
Stock repurchases.................................        (30,344)
  Net cash provided (used) by financing activities        (16,181)         5,704

Increase in cash and short-term investments.......          5,300          2,116
Cash and short-term investments:
  Beginning of year...............................          7,608          7,139
  End of quarter..................................       $ 12,908       $  9,255

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the notes to the consolidated financial statements included in Ruby Tuesday, Inc.'s annual report for the fiscal year ended May 31, 1997. The accompanying unaudited consolidated financial statements reflect all adjustments for normal recurring accruals. These adjustments are necessary, in the opinion of management, for a fair presentation of the financial position, the results of operations and the cash flows for the interim periods presented. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year.
NOTE B - SALE AND FRANCHISE OF FLORIDA UNITS
As described in Note 11 to the 1997 Audited Financial Statements, the Company entered into a series of agreements to sell 29 Company-owned units in Florida to three limited partnerships. During the quarter ended November 29, 1997, the Company completed the sales of these units which now operate as Ruby Tuesday restaurants under separate franchising agreements. The Company was paid a purchase price of $17.9 million of which $12.8 million was paid in cash. The remaining $5.1 million was paid in the form of subordinated promissory notes bearing interest at a rate of 10.0% per year. The sale of these units resulted in a minimal pre-tax gain.
NOTE C - SALE OF HOME OFFICE BUILDING
On September 30, 1997, the Company sold its home office building in Mobile, Alabama for a cash purchase price of $5.5 million. Concurrent with the sale of the building, the Company signed a 10 year lease with the new owner. The book gain on the sale of the building ($0.8 million) has been deferred and will be amortized over the lease life as a reduction to rent expense. The proceeds have been placed into a trust with an intermediary to purchase replacement property. This was done for the sale and subsequent construction of restaurant units to qualify as a "like-kind" exchange for tax purposes, thereby deferring the tax gain into the future. As of November 29, 1997, approximately $3.8 million of cash remained in trust with the intermediary. Under the Internal Revenue Service requirements for "like-kind" exchanges, the Company must spend these funds by March 31, 1998. The Company anticipates that it will do so within the required timeframe.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

General:

The Company reported net income of $4.7 million for the thirteen weeks ended November 29, 1997 compared to $3.9 million for the corresponding period of the prior year. Earnings per share for the second quarter was $0.27, a 22.7% increase compared to earnings per share for the second quarter of fiscal 1997. Contributing to the increase was a 2.5% increase in same-store sales for the Ruby Tuesday concept. The Company also reported net income of $11.1 million for the twenty-six weeks ended November 29, 1997 compared to $9.4 million for the corresponding period of the prior year. Earnings per share for the year-to-date period was $0.63, a 18.9% increase compared to earnings per share for the same period of fiscal 1997. As of November 29, 1997, the Company owned and operated 382 restaurants, including 314 Ruby Tuesdays, 47 Mozzarella's, and 21 Tia's Tex-Mex restaurants. Franchised operations included 31 domestic units and four international units.

Results of Operations:

The following table sets forth selected restaurant operating data as a percentage of revenues for the periods indicated. All information is derived from the unaudited consolidated financial statements of the Company included herein.

                                          Twenty-Six Weeks Ended
                                        November 29,  November 30,
                                             1997         1996
Revenues................................    100.0%       100.0%

Operating costs and expenses:
     Cost of merchandise................     27.3         27.2
     Payroll and related costs..........     32.5         32.9
     Other..............................     21.3         22.0
     Selling, general and administrative      7.4          6.6
     Depreciation and amortization......      5.9          5.9
     Interest expense, net..............      0.6          0.7
                                             95.0         95.3

Income before income taxes..............      5.0          4.7

Provision for income taxes..............      1.8          1.7

Net income..............................      3.2%         3.0%


The following table shows year-to-date restaurant openings, closings, and total restaurants as of the end of the second quarter.
                          Year-to-date   Year-to-date    Total Open at End
                            Openings        Closings     of Second Quarter
                         Fiscal  Fiscal  Fiscal  Fiscal   Fiscal   Fiscal
                          1998    1997    1998    1997     1998     1997
  Ruby Tuesday             19      17      30       4       314      314
  Mozzarella's              1       1       2       0        47       47
  Tia's                     1       2       0       0        21       20



The Company estimates that approximately 18-22 additional Company-owned Ruby Tuesdays will be opened during the remainder of fiscal 1998. In addition, the Company anticipates the opening of one domestic and two international franchise units during the remainder of the fiscal year.

Revenues:
Company revenues increased $14.0 million or 8.9% to $170.3 million for the quarter ended November 29, 1997 compared to the same quarter of the prior year. Revenues increased $30.8 million or 9.8% to $344.4 million for the twenty-six weeks ended November 29, 1997. Included in Company revenues are franchise fees of $0.3 million and $0.4 million for the thirteen and twenty-six week periods ending November 29, 1997, respectively. These increases are the result of positive same-store sales for the Ruby Tuesday concept and an increase in operating weeks caused by the net addition of 30 units over the previous year prior to the sale of 29 units which occurred during the quarter ended November 29, 1997.

Cost of Merchandise, Payroll and Related Costs and Other Operating Costs:

Cost of merchandise increased $3.7 million or 8.7% to $46.7 million for the quarter ended November 29, 1997 compared to the same quarter of the prior year and $8.9 million or 10.4% to $94.1 million for the twenty-six weeks ended November 29, 1997 compared to the same period of the prior year. The increase is primarily attributable to higher food prices, primarily shrimp and ribs, and an increase in the average number of units. As a percentage of revenues, cost of merchandise remained relatively constant for both the quarter and year-to-date periods when compared to the same periods of the prior year.

Payroll and related costs increased $4.3 million (8.4%) and $8.8 million (8.5%) for the thirteen and twenty-six weeks ended November 29, 1997, respectively, as compared to the same periods of the prior year. However, these expenses decreased as a percentage of revenues for both periods. The decrease is primarily attributable to higher average unit volumes, reductions in hourly labor costs resulting from lower turnover, continued focus on accurately matching the number of managers needed for each unit to unit volume levels, as well as decreased workers' compensation rates compared to the same periods of the prior year.

While other operating costs increased $2.5 million (7.3%) and $4.5 million (6.5%) for the thirteen and twenty-six weeks ended November 29, 1997, respectively, as compared to the same periods of the prior year, these costs decreased as a percentage of revenues. This decrease is attributable to a continued focus on controlling supplies expense, a decrease in repairs expense resulting from continued savings due to the Company's efforts to reevaluate and renegotiate unit level maintenance contracts, and a reduction in rent expense during the quarter due to the sale of the Florida units which averaged a higher occupancy rate than other units.

Selling, general and administrative expenses increased $1.8 million (15.9%) and $4.7 million (22.6%) for the thirteen and twenty-six weeks ended November 29, 1997, respectively, as compared to the same periods of the prior year. General and administrative costs increased due to additional management training payroll and start-up costs related to the Company's franchising program. Advertising expense in the first two quarters of fiscal 1998 was higher due the "Neighborhood Introduction Program", a couponing promotion which began in the third quarter of fiscal 1997.

Depreciation and amortization expense increased $0.5 million or 5.6% for the second quarter of fiscal 1998 and $1.6 million or 8.8% for the twenty-six weeks ended November 29, 1997. The increase is due to additional units opened since second quarter of fiscal 1997, offset by a reduction in depreciation resulting from the sale of 29 Florida units during the quarter. As a percentage of revenues, depreciation expense for the year-to-date period was flat compared to the same period of fiscal 1997.

Interest Expense (net of Interest Income):
Net interest expense decreased slightly for both the thirteen weeks ($0.1 million) and twenty-six weeks ($0.2 million) ended November 29, 1997 compared to the same periods in the prior year.

Income Taxes:
The effective income tax rate was 35.6% and 35.4%, respectively, for the thirteen and twenty-six weeks ended November 29, 1997 compared to 35.5% for the same periods of the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES
Total assets at November 29, 1997 were $422.2 million, a $3.3 million increase from $418.9 million as of the prior fiscal year end. The significant changes noted since the end of the prior fiscal year are primarily related to the sale of the 29 Florida units and the sale of the home office building. (See Note B of Notes to Consolidated Financial Statements.)

Cash has increased $5.3 million since the end of the prior fiscal year. As noted in Note C of the Notes to Consolidated Financial Statements above, the Company placed proceeds from the sale of the home office building ($5.5 million) into trust with an intermediary to be used in the construction of restaurant units. These proceeds account for the majority of the increase in cash at November 29, 1997.

Accounts Receivable increased $2.9 million from May 31, 1997 primarily due to the expansion of domestic franchising during the current year. Accounts receivable from franchisees includes amounts due to the Company for such items as reimbursement for amounts paid by the Company on behalf of the franchisees, as well as royalties fees, support fees, and marketing fees. A significant portion of the amounts due the Company at November 29, 1997 was collected in December.

Net property and equipment decreased $14.7 million from May 31, 1997.
The decrease resulted primarily from the sale of 29 Company-owned units in Florida ($15.7 million net book value) and the sale of the home office building ($4.1 million net book value). In addition, there was $1.0 million in other retirements and $20.3 million in depreciation and amortization expense which was offset by $27.7 million in capital expenditures. The Company anticipates that during the remainder of fiscal 1998, capital expansion will be financed primarily from operating cash flows, minimal incremental borrowings on bank lines of credit and the five-year revolving credit facility and through operating leases.

Other assets has increased $7.3 million since the end of the prior fiscal year. The majority of the increase resulted from the receipt of 10.0% interest-bearing notes in connection with the Florida sale (see Note B of Notes to Consolidated Financial Statements above), net of a $1.2 million bad debt allowance established concurrently.

Total liabilities at November 29, 1997 were $214.1 million, a $18.9 million increase from $195.2 million as of the end of the prior fiscal year. At November 29, 1997 the Company had $79.5 million in borrowings outstanding under its five-year credit facility and $8.6 million outstanding under committed lines of credit. Total debt increased $10.5 million from the end of the prior fiscal year primarily as a result of additional borrowings to finance construction of new units and stock repurchases during the first two quarters of fiscal 1998. The weighted average interest rate on these borrowings and lines of credit was 6.15% during the second quarter.

At November 29, 1997, the Company had committed lines of credit amounting to $25.0 million ($16.4 million which remained available at November 29, 1997) and non-committed lines of credit amounting to $15.0 million with several banks at varying interest rates. These lines are subject to periodic review by each bank and may be canceled by the Company at any time.

Accounts payable increased $6.6 million from the prior fiscal year end. As described in Note 6 to the 1997 Audited Financial Statements, the Company entered into an operating lease agreement for the purpose of leasing new free-standing units and a new corporate headquarters. Under the agreement, the Company is forwarded funds to construct these new units. As of November 29, 1997, the funds received exceeded amounts spent for construction of these units. This excess is temporarily included in accounts payable until it is invested in additional capital expenditures and represents the majority of the increase noted since May 31, 1997.

KNOWN EVENTS, UNCERTAINTIES AND TRENDS

Financial Strategy and Stock Repurchase Plan
The Company employs a financial strategy which utilizes a prudent amount of debt to minimize the weighted average cost of capital while allowing the Company to maintain financial flexibility and the equivalent of an investment-grade (BBB) bond rating. This financial strategy sets a target debt-to-capital ratio of 60%, including operating leases. The strategy also provides for repurchasing Company stock whenever cash flow exceeds funding requirements while maintaining the target capital structure. Pursuant to this strategy, the Company purchased 574,300 shares during the quarter. After these repurchases, approximately 733,000 million shares remain available for repurchase under the Company's stock repurchase program.

Franchise Partner Program
The sale of 29 Company-owned Ruby Tuesday units in Florida is part of an overall business strategy in which the Company will sell and franchise units outside of its core growth markets. The Company anticipates additional sales of Company-owned units as part of this strategy.

New Accounting Standard
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which the Company is required to adopt during its third quarter ending on February 28, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarter ended November 29, 1997 of $0.01 per share. The impact of FAS 128 on the calculation of fully diluted earnings per share is not expected to be material.

Cash Dividend
During fiscal 1997, the Board of Directors approved a dividend policy as a means of returning excess capital to its shareholders. This policy calls for payment of semi-annual dividends of approximately $3.0 million annually. On January 13, 1998, the Board of Directors declared a dividend of $0.09 per share, payable at the close of business on February 12, 1998, to shareholders of record on January 30, 1998.

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

PART II - OTHER INFORMATION
ITEM 1.
LEGAL PROCEEDINGS
The Company is currently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of its business. In addition, the Company, as successor to Morrison Restaurants Inc., ("Morrison") is a party to a case (Morrison Restaurants Inc. v. United States of America, et al.), originally filed by Morrison in 1994 to claim a refund of taxes paid in the amount of approximately $3,000 and abatement of taxes assessed by the Internal Revenue Service ("IRS") against Morrison on account of the employer's share of FICA taxes on unreported tips allegedly received by employees. The IRS filed a counterclaim for approximately $7,000 in additional taxes. The case was decided by the U.S. District Court in favor of the Company in February 1996 on summary judgment. The IRS appealed the District Court's decision and, on August 12, 1997, the U.S. Court of Appeals for the Eleventh Circuit reversed the award of summary judgment and remanded the case to the District Court for proceedings consistent with the Court's opinion. In its reversal, the Eleventh Circuit upheld the IRS' enforcement policy with respect to the employer's share of FICA taxes on allegedly unreported tips. The Company subsequently petitioned the U.S. Court of Appeals for a review of the matter by the full Court. Such petition was denied. There are four additional lawsuits on this issue filed by other restaurant companies pending in other U.S. federal courts. Although the amount in dispute is not material, it is possible that the IRS will attempt to assess taxes in additional units of the Company (as well as other restaurant companies). In such event, the Company believes that a business tax credit would be available to the Company to offset, over a period of years, a majority of additional taxes determined to be due. Moreover, the Company is a participant in an IRS enforcement program which would reduce the risk of additional assessments by the IRS in return for a restaurant employer's proactive role in encouraging employee tip reporting. In light of the proactive role of the Company, the protection against additional assessment afforded by the agreement should be available to the Company. In the opinion of management, the ultimate resolution of all pending legal proceedings will not have a material adverse effect on the Company's operations or financial position.


ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on September 29, 1997, the shareholders of the Company elected Class II Directors to serve a three year term on the Board. The results of the voting were as follows:

                                                       Authority
Director Nominees                       For            Withheld
Dr. Donald Ratajczak                14,752,003          104,236
Samuel E. Beall, III                14,754,316          101,923
Claire L. Arnold                    14,750,347          105,892

The Directors continuing in office are: John B. McKinnon, Dolph W. von Arx, Arthur R. Outlaw, and Dr. Benjamin F. Payton.

In addition to the above proposal, the shareholders also voted on a proposal to amend the Company's 1996 Stock Incentive Plan to increase the number of shares available for issuance by 250,000. The results of the voting were as follows:
                        12,360,531 shares - FOR the Amendment
                         2,399,663 shares - AGAINST the Amendment
                            95,017 shares - ABSTAIN
There were 1,028 broker non-votes related to this proposal.

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

                                     RUBY TUESDAY , INC.
                                         (Registrant)

 1/13/98                           /s/ J. RUSSELL MOTHERSHED
 DATE                              J. RUSSELL MOTHERSHED
                                   Senior Vice President and
                                   Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number   Description

11		     Computation of Primary and Fully Diluted Earnings Per Share


27	      	Financial Data Schedule