Form 10-Q
period 1998-02-28
RUBY TUESDAY INC
filed 1998-04-14
CIK 68270

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                            FORM 10-Q

 X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    	SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended  FEBRUARY 28, 1998
                                OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from                to

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

 16,482,321 (not adjusted for stock split to be affective as a stock dividend payable on May 8, 1998 to shareholders of record as of the close of business on
                            April 17, 1998)
(Number of shares of $0.01 par value common stock outstanding as of April 4,
1998)

                     Exhibit Index appears on page 15


INDEX	       	                             						    PAGE
								                                            NUMBER
PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS AS OF
FEBRUARY 28, 1998 AND MAY 31, 1997.................... 3

CONSOLIDATED STATEMENTS OF INCOME FOR
THE THIRTEEN AND THIRTY-NINE WEEKS ENDED
FEBRUARY 28, 1998 AND MARCH 1, 1997................... 4

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED
FEBRUARY 28, 1998 AND MARCH 1, 1997................... 5

NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS............................................ 6-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS................................. 7-13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK................................... N/A

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS............................. 13

ITEM 2. CHANGES IN SECURITIES......................... NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES............... NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS.............................. NONE

ITEM 5. OTHER INFORMATION............................. NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............. 13-14

SIGNATURES............................................ 14

PART I - FINANCIAL INFORMATION
ITEM 1
RUBY TUESDAY, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)



                                                                Feb. 28,            May 31,
                                                                  1998               1997
                                                               (UNAUDITED)         (AUDITED)
Assets
Current assets:
      Cash and short-term investments..................          $ 10,115          $  7,608
      Accounts and notes receivable....................             9,310             4,621
      Inventories......................................             9,789             9,650
      Prepaid expenses.................................             7,512             7,950
      Deferred income tax benefits.....................             2,190             4,388
     	Assets held for disposal.........................            28,909             1,275
        Total current assets...........................            67,825            35,492

Property and equipment - at cost.......................           476,980           512,404
      Less accumulated depreciation and amortization...          (168,170)         (165,640)
                                                                  308,810           346,764

Costs in excess of net assets acquired.................            19,894            20,396
Other assets...........................................            23,117            16,219

          Total assets.................................          $419,646          $418,871

Liabilities & shareholders' equity

Current liabilities:
      Accounts payable.................................          $ 34,840          $ 28,828
      Short-term borrowings............................            12,335               534
      Accrued liabilities:
        Taxes, other than income taxes.................            10,433            11,425
        Payroll and related costs......................             9,995             8,982
        Insurance......................................             9,807             8,800
        Rent and other.................................            10,949            10,393
      Current portion of long-term debt................               107               102
          Total current liabilities....................            88,466            69,064

Long-term debt.........................................            78,440            78,006
Deferred income taxes..................................            10,830            13,552
Other deferred liabilities.............................            37,238            34,609
Shareholders' equity:
   Common stock, $0.01 par value;(authorized 100,000
       shares; issued 16,255 @ 2/28/98; 17,720 @ 5/31/97)             163               177
      Capital in excess of par value...................             3,326             2,729
      Retained earnings................................           204,205           223,399
                                                                  207,694           226,305
      Less cost of Company stock held by Deferred
       Compensation Plan...............................            (3,022)           (2,665)
                                                                  204,672           223,640
          Total liabilities & shareholders' equity.....          $419,646          $418,871

The accompanying notes are an integral part of the consolidated financial statements.

RUBY TUESDAY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER-SHARE DATA)
(UNAUDITED)



                                           Thirteen Weeks Ended           Thirty-Nine Weeks Ended
                                        Feb. 28, 1998  March 1, 1997   Feb. 28, 1998  March 1, 1997

    Revenues:

     Restaurant sales...................    $180,802       $172,597         $524,841      $486,146
     Franchise revenues.................         800              8            1,143            59
                                             181,602        172,605          525,984       486,205

    Operating costs and expenses:
     Cost of merchandise................      49,580         46,464          143,719       131,729
     Payroll and related costs..........      57,393         54,985          169,215       158,045
     Other, net.........................      36,033         36,349          109,592       105,407
     Selling, general and administrative      13,703         11,424           39,125        32,162
     Depreciation and amortization......       9,758          9,693           30,083        28,378
     Interest expense, net..............         948            919            2,876         3,088
                                             167,415        159,834          494,610       458,809

   Income before income taxes...........      14,187         12,771           31,374        27,396
   Provision for income taxes...........       5,026          4,536           11,112         9,726

   Net income...........................    $  9,161       $  8,235         $ 20,262      $ 17,670

Earnings per common share:

     Basic..............................    $   0.28       $   0.23         $   0.61      $   0.50

     Diluted............................    $   0.27       $   0.23         $   0.58      $   0.49

Weighted average common shares:

     Basic.............................       32,582         35,337           33,406        35,231

     Diluted...........................       33,885         35,696           34,731        35,762

The accompanying notes are an integral part of the consolidated financial statements.

RUBY TUESDAY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                          Thirty-Nine Weeks Ended
                                                          Feb. 28,       March 1,
                                                            1998           1997
Operating activities:

Net income........................................       $ 20,262       $ 17,670
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization...................         30,083         28,378
  Amortization of intangibles.....................            534            550
  Deferred income taxes...........................            312            963
  Loss on disposition of assets...................            811            800
  Changes in operating assets and liabilities:
     Increase in receivables......................         (4,444)        (1,939)
     Increase in inventories......................           (853)          (394)
     (Increase)/decrease in prepaid and other
      assets......................................         (1,086)         1,697
     Increase in accounts payable,
      accrued and other liabilities...............          9,248         11,270
     Increase in income taxes payable.............          1,120          4,888
  Net cash provided by operating activities.......         55,987         63,883

Investing activities:
Purchases of property and equipment...............        (44,053)       (58,702)
Proceeds from disposal of assets..................            580             78
Proceeds from sale of restaurant properties
  to franchisees..................................         12,769
Proceeds from sale of home office building........          5,266
Other, net........................................         (1,052)        (2,517)
  Net cash used by investing activities...........        (26,490)       (61,141)

Financing activities:
Proceeds from long-term debt......................            500
Net change in short-term borrowings...............         11,801          2,479
Principal payments on long-term debt..............            (61)        (5,071)
Proceeds from issuance of stock, including
  treasury stock..................................          4,953          2,868
Change in RTI stock held by Deferred
  Compensation Plan...............................           (357)           344
Stock repurchases.................................        (42,352)        (1,285)
Dividends paid....................................         (1,474)

  Net cash used by financing activities...........        (26,990)          (665)

Increase in cash and short-term investments.......          2,507          2,077
Cash and short-term investments:
  Beginning of year...............................          7,608          7,139
  End of quarter..................................       $ 10,115       $  9,216

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

NOTE B - EARNINGS PER SHARE
During the third quarter of fiscal year 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," which changes the method used to calculate earnings per share. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options is excluded. The adoption of FAS 128 resulted in an increase to previously calculated earnings per share amounts for the thirty-nine weeks ended March 1, 1997 of $0.01 per share for basic earnings per share (which replaced primary earnings per share) and the unaudited consolidated statement of income for such period has been restated accordingly. Previously reported basic earnings per share for the thirteen weeks ended March 1, 1997 and fully-diluted earnings per share (now called diluted earnings per share) did not change.

NOTE C - SUBSEQUENT EVENTS
On April 6, 1998, the Company entered into a series of agreements with two entities (one limited liability company and one limited partnership). These agreements provided, among other things, for the sale of 17 Company-owned units in Colorado (ten units) and Arizona (seven units) to the entities. The 17 units will be operated as Ruby Tuesday restaurants under separate franchising agreements. The Company was paid an aggregate purchase price of $29.4 million, of which approximately $22.0 million was paid in cash. The remaining approximate $7.4 million was in the form of 8.0% interest bearing notes. The sale of these units resulted in a minimal pre-tax gain. Revenue for the thirty-nine weeks ended February 28, 1998 from the sixteen units opened as of that date totaled $16.9 million, with operating profits of $0.3 million for the same period. The seventeenth unit opened as a franchise unit on April 7, 1998, and was not previously operated by the Company.

The Company has also entered into a development agreement with each of these two entities whereby they will open 10 (Colorado) or 16 (Arizona) franchised restaurants in their respective areas over the next 5 to 9 years. For these development rights, fees totaling approximately $0.3 million were paid to the Company upon completion of certain financing agreements (approximately $0.2 million of which were received prior to February 28, 1998).

At its meeting held on April 6, 1998, the Board of Directors declared a two-for-one split of the Company's common stock to be affected as a stock dividend. One additional share of common stock will be issued for each share of common stock held by stockholders of record as of the close of business on April 17, 1998. The additional shares will be distributed on May 8, 1998. The financial statements and related footnotes have been adjusted to reflect the stock split for all periods presented.

At the same meeting, the Board of Directors approved an increase of its share repurchase program by authorizing the repurchase of an additional
4.0 million shares to be used for general corporate purposes.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

General:
The Company generates revenues from two primary sources: restaurant sales (food and beverage sales) and franchise revenues consisting of franchise restaurant royalties (based upon a percent of each franchise restaurant's monthly gross sales) and development and franchise fees (which typically total $45,000 for each Ruby Tuesday's domestic restaurant opened).

The information herein has been adjusted to give effect to the two-for-one stock split to be affected in the form of a stock dividend payable on May 8, 1998 to shareholders of record on April 17, 1998.

The Company reported net income of $9.2 million for the thirteen weeks ended February 28, 1998 compared to $8.2 million for the corresponding period of the prior year. Basic earnings per share for the third quarter was $0.28, a 21.7% increase compared to basic earnings per share for the third quarter of fiscal 1997. Contributing to the increase was a 4.0% increase in same-store sales for the Ruby Tuesday concept. The Company also reported net income of $20.3 million for the thirty-nine weeks ended February 28, 1998 compared to $17.7 million for the corresponding period of the prior year. Basic earnings per share for the year-to-date period was $0.61, a 22.0% increase compared to basic earnings per share for the same period of fiscal 1997. As of February 28, 1998, the Company owned and operated 388 restaurants, including 320 Ruby Tuesdays, 47 Mozzarella's, and 21 Tia's Tex-Mex restaurants. Franchised operations included 32 domestic units and five international units.

Results of Operations:

The following table sets forth selected restaurant operating data as a percentage of revenues, except where otherwise noted, for the periods indicated. All information is derived from the unaudited consolidated financial statements of the Company included herein.


                                        Thirty-Nine Weeks Ended
                                        February 28,    March 1,
                                            1998          1997
Revenues:
     Restaurant sales...................     99.8%       100.0%
     Franchise revenues.................      0.2          0.0
       Total operating revenues.........    100.0%       100.0%
Operating costs and expenses:
     Cost of merchandise (1)............     27.4         27.1
     Payroll and related costs (1)......     32.2         32.5
     Other, net (1).....................     20.9         21.7
     Depreciation and amortization (1)..      5.7          5.8
     Selling, general and administrative      7.4          6.6
     Interest expense, net..............      0.5          0.6
                                             94.0         94.4

Income before income taxes..............      5.9          5.6

Provision for income taxes..............      2.0          2.0

Net income..............................      3.9%         3.6%
(1) As a percentage of restaurant sales.

The following table shows year-to-date restaurant openings, closings, and total restaurants as of the end of the third quarter.
                          Year-to-date    Year-to-date   Total Open at End
                            Openings        Closings      of Third Quarter
                         Fiscal  Fiscal  Fiscal  Fiscal   Fiscal   Fiscal
                          1998    1997    1998    1997     1998     1997
  Ruby Tuesday             25      23      30       5       320      319
  Mozzarella's              1       2       2       0        47       48
  Tia's                     1       2       0       1        21       19

The Company estimates that approximately 15 additional Company-owned Ruby Tuesdays will be opened during the remainder of fiscal 1998. In addition, the Company anticipates the opening of one international franchise unit during the remainder of the fiscal year.

Revenues:
Restaurant sales increased $8.2 million or 4.8% to $180.8 million for the quarter ended February 28, 1998 compared to the same quarter of the prior year. Restaurant revenues increased $38.7 million or 8.0% to $524.8 million for the thirty-nine weeks ended February 28, 1998. These increases are the result of positive same-store sales for the Ruby Tuesday concept plus a net addition of 30 units over the previous year prior to the sale of 29 units to franchise partners which occurred during the quarter ended November 29, 1997.

Franchise revenues of $0.8 million and $1.1 million were reported for the thirteen and thirty-nine week periods ending February 28, 1998, respectively. Amounts reported for the corresponding periods of the prior year were negligible. Franchise revenues are predominately comprised of domestic and international royalty fees which totaled $0.7 million and $1.0 million, respectively, for the thirteen and thirty-nine week periods noted above.

Cost of Merchandise, Payroll and Related Costs and Other Operating Costs:
Cost of merchandise increased $3.1 million or 6.7% to $49.6 million for the quarter ended February 28, 1998 compared to the same quarter of the prior year and $12.0 million or 9.1% to $143.7 million for the thirty-nine weeks ended February 28, 1998 compared to the same period of the prior year. As a percentage of restaurant sales, the cost of merchandise increased from 27.1% to 27.4%. This increase is primarily attributable to a change in the menu mix. The Ruby Tuesday concept had strong sales of shrimp, a high cost, high gross margin food item, due to the "Overboard for Shrimp" promotion.

Payroll and related costs increased $2.4 million (4.4%) and $11.1 million (7.1%) for the thirteen and thirty-nine weeks ended February 28, 1998, respectively, as compared to the same periods of the prior year. However, these expenses decreased as a percentage of restaurant sales for both periods. The decrease is primarily attributable to higher average unit volumes and savings in hourly labor payroll which resulted from revisions of labor norms intended to achieve regional consistency.

While other operating costs decreased $0.3 million (0.9%) and increased $4.2 million (4.0%) for the thirteen and thirty-nine weeks ended February 28, 1998, respectively, as compared to the same periods of the prior year, these costs decreased as a percentage of restaurant sales. This decrease is attributable to a continued focus on controlling supplies expense and a reduction in rent expense during the quarter due to the November, 1997 sale of the 29 Florida units which averaged a higher occupancy rate than other units.

Selling, general and administrative expenses increased $2.3 million (19.9%) and $7.0 million (21.6%) for the thirteen and thirty-nine weeks ended February 28, 1998, respectively, as compared to the same periods of the prior year. General and administrative costs increased due to higher rent expense for the Mobile office building which was sold and leased back in second quarter and start-up costs related to the Company's franchising program. Advertising expense in the first three quarters of fiscal 1998 was higher due the "Neighborhood Introduction Program," a couponing promotion which began in the third quarter of fiscal 1997.

Depreciation and amortization expense increased $0.1 million or 0.7% for the third quarter of fiscal 1998 and $1.7 million or 6.0% for the thirty-nine weeks ended February 28, 1998. However, as a percentage of revenues, depreciation and amortization decreased. This is due to the fact that depreciation and amortization are fixed costs which did not increase as a percent of total revenues concurrent with the average unit volume increases.

Interest Expense (net of Interest Income):
Net interest expense remained flat for the thirteen weeks and decreased slightly ($0.2 million) for the thirty-nine weeks ended February 28, 1998 compared to the same periods in the prior year.

Income Taxes:
The effective income tax rate was 35.4% for the both the thirteen and thirty-nine weeks ended February 28, 1998 compared to 35.5% for the same periods of the prior year.

Earnings per Share:
Earnings per share are based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per share includes the dilutive effect of stock options. Such stock options have the effect of increasing diluted weighted average shares outstanding by 1,303,000 and 359,000 for the thirteen weeks ended February 28, 1998 and March 1, 1997, respectively, and 1,325,000 and 531,000 for the thirty-nine weeks ended February 28, 1998 and March 1, 1997, respectively. The difference between basic and diluted weighted average shares reflects the maximum extent of potential dilution that the exercise of stock options could create. On April 6, 1998 the Board of Directors approved a two-for-one stock split of the Company's common stock to be affected as a stock dividend payable on May 8, 1998 to shareholders of record as of the close of business on April 17, 1998. The earnings per share information herein has been adjusted to give effect to the stock split.

LIQUIDITY AND CAPITAL RESOURCES
Total assets at February 28, 1998 were $419.6 million, a $0.7 million increase from $418.9 million as of the prior fiscal year end. The significant changes noted since the end of the prior fiscal year are discussed below and in many cases are the result of either the Company's franchising efforts which through the third quarter of fiscal 1998 included the sale of the 29 Florida units or the sale of the home office building.

Accounts and Notes Receivable increased $4.7 million from May 31, 1997 primarily due to the expansion of domestic franchising during the current year. Accounts receivable from franchisees includes reimbursements due for amounts paid by the Company on behalf of the franchisees, as well as royalties, support fees, and marketing fees. A significant portion of the amounts due the Company at February 28, 1998 has subsequently been collected.

Assets held for disposal increased $27.6 million from May 31, 1997 predominantly due to reclassification of the assets of Colorado and Arizona units from property and equipment pending their sale to franchisees which occurred on April 6, 1998.

Net property and equipment decreased $38.0 million from May 31, 1997.
The decrease resulted primarily from the sale of 29 Company-owned units in Florida ($15.7 million net book value), the sale of the home office building ($4.1 million net book value), and the reclassification of the Colorado and Arizona units. In addition, there was $1.0 million in other retirements and $30.1 million in depreciation expense which was offset by $44.1 million in capital expenditures. The Company anticipates that during the remainder of fiscal 1998, capital expansion will be financed primarily from operating cash flows and cash flows generated by the sale of the Arizona and Colorado units.

Other assets has increased $6.4 million since the end of the prior fiscal year. The majority of the increase resulted from the receipt of 10.0% interest-bearing notes in connection with the Florida sale, net of a $1.2 million bad debt allowance established concurrently.

Total liabilities at February 28, 1998 were $215.0 million, a $19.8 million increase from $195.2 million as of the end of the prior fiscal year. At February 28, 1998, the Company had $77.5 million in borrowings outstanding under its five-year credit facility and $12.3 million outstanding under committed lines of credit. Total debt increased $12.2 million from the end of the prior fiscal year primarily as a result of additional borrowings to finance construction of new units and stock repurchases during the first three quarters of fiscal 1998. The weighted average interest rate on these borrowings and lines of credit was 6.03% during the third quarter.

On January 13, 1998, the Company entered into two interest rate swap agreements to control its future interest costs. The first swap agreement which has a notional amount of $25.0 million effectively limits the interest rate to 5.78% per annum for a three to five year period beginning on January 13, 1998. The term of the first swap agreement will be determined by the lender which has a call option at the end of the third year. The second swap, which also has a notional amount of $25.0 million, effectively limits the interest rate to 6.03% for a three year period also beginning January 13, 1998.

At February 28, 1998, the Company had committed lines of credit amounting to $20.0 million ($7.7 million which remained available at February 28, 1998) and non-committed lines of credit amounting to $20.0 million with several banks at varying interest rates. These lines are subject to periodic review by each bank and may be canceled by the Company at any time.

KNOWN EVENTS, UNCERTAINTIES AND TRENDS

Financial Strategy and Stock Repurchase Plan
The Company employs a financial strategy which utilizes a prudent amount of debt to minimize the weighted average cost of capital while allowing the Company to maintain financial flexibility and the equivalent of an investment-grade (BBB) bond rating. This financial strategy sets a target debt-to-capital ratio of 60%, including operating leases. The strategy also provides for repurchasing Company stock whenever cash flow exceeds funding requirements while maintaining the target capital structure. Pursuant to this strategy, the Company purchased 0.9 million shares during the quarter. On April 6, 1998, the Board of Directors authorized the repurchase of an additional 4.0 million shares for general corporate purposes. After these repurchases and the additional authorization, approximately 4.5 million shares remain available for repurchase under the Company's stock repurchase programs.

Franchise Partner Program
The Company, as part of its overall business strategy, will continue its efforts in establishing franchise units outside its core growth markets. The sale of 29 Company-owned Ruby Tuesday units in Florida in the second quarter and the sale on April 6, 1998 of 17 units in Colorado and Arizona (16 of which were open on that date) to two new franchise partners was done in conjunction with this overall strategy. In the future the Company anticipates growth in its franchise program through both the construction of new units as well as additional sales of Company-owned units.

Cash Dividend
During fiscal 1997, the Board of Directors approved a dividend policy as a means of returning excess capital to its shareholders. This policy calls for payment of semi-annual dividends of approximately $3.0 million annually. Dividends totaling approximately $1.5 million were paid during the third quarter of fiscal 1998.

Year 2000 Issue
The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems through a combination of actions including the implementation of a new financial and human resource software package that is Year 2000 compliant and a coordinated review of the Year 2000 readiness of key suppliers, financial institutions and others with which it does business. The Company projects that fiscal 1998 spending on the implementation of the new software package will be approximately $1.8 million (of which $1.2 has been spent as of February 28, 1998). The cost expected to be incurred in fiscal 1999 is not expected to exceed $1.6 million.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION
The foregoing section contains various "forward-looking statements" which represent the Company's expectations or beliefs concerning future events, including the following: statements regarding unit growth (both Company-owned and franchised), future capital expenditures and future borrowings. The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from those included in the forward-looking statements including, without limitation, the following: consumer spending trends and habits; mall-traffic trends; increased competition in the casual dining restaurant market; weather conditions in the regions in which the Company operates restaurants; consumers' acceptance of the Company's development concepts; laws and regulations affecting labor and employee benefit costs; the Company's ability to attract qualified managers and franchisees; and changes in the availability of capital.

                      PART II - OTHER INFORMATION
                                ITEM 1.
                           LEGAL PROCEEDINGS
The Company is currently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of its business. In addition, the Company, as successor to Morrison Restaurants Inc., ("Morrison") is a party to a case (Morrison Restaurants Inc. v. United States of America, et al.), originally filed by Morrison in 1994 to claim a refund of taxes paid in the amount of approximately $3,000 and abatement of taxes assessed by the Internal Revenue Service ("IRS") against Morrison on account of the employer's share of FICA taxes on unreported tips allegedly received by employees. The IRS filed a counterclaim for approximately $7,000 in additional taxes. The case was decided by the U.S. District Court in favor of the Company in February 1996 on summary judgment. The IRS appealed the District Court's decision and, on August 12, 1997, the U.S. Court of Appeals for the Eleventh Circuit reversed the award of summary judgment and remanded the case to the District Court for proceedings consistent with the Court's opinion. In its reversal, the Eleventh Circuit upheld the IRS' enforcement policy with respect to the employer's share of FICA taxes on allegedly unreported tips. The Company subsequently petitioned the U.S. Court of Appeals for a review of the matter by the full Court. Such petition was denied. There are five additional lawsuits on this issue filed by other restaurant companies pending in other U.S. federal courts. Although the amount in dispute is not material, it is possible that the IRS will attempt to assess taxes in additional units of the Company (as well as other restaurant companies). In such event, the Company believes that a business tax credit would be available to the Company to offset, over a period of years, a majority of any additional taxes determined to be due.
 Moreover, the Company is a participant in an IRS enforcement program which would reduce the risk of additional assessments by the IRS in return for a restaurant employer's proactive role in encouraging employee tip reporting. In light of the proactive role of the Company, the protection against additional assessment afforded by the agreement should be available to the Company. In the opinion of management, the ultimate resolution of all pending legal proceedings will not have a material adverse effect on the Company's operations or financial position.

                                  ITEM 6.

                       EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
  The following exhibits are filed as part of this report:
    Exhibit
     No.
     11	  Computation of Basic and Diluted Earnings Per Share

     27.1     Financial Data Schedule

     27.2 Restated Financial Data Schedule as of and for the Three and Nine Month Periods Ended March 1, 1997

REPORTS ON FORM 8-K
    On January 29, 1998, the Company filed a report on Form 8-K with the Securities and Exchange Commission reporting a change in its fiscal year from the first Saturday following May 30 to the first Sunday following May 30.


                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                RUBY TUESDAY, INC.
                                   (Registrant)

 4/14/98                           /s/ J. RUSSELL MOTHERSHED
 DATE                              J. RUSSELL MOTHERSHED
                                   Senior Vice President and
                                   Chief Financial Officer


                                EXHIBIT INDEX

Exhibit
Number 	                                      Description

11          Computation of Basic and Diluted Earnings Per Share

27.1        Financial Data Schedule

27.2 Restated Financial Data Schedule as of and for the Three and Nine Month Periods Ending March 1, 1997