Form 10-K
period 1998-06-06
RUBY TUESDAY INC
filed 1998-09-03
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 6, 1998
                              OR
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from           to

                Commission file number 1-12454

                      RUBY TUESDAY, INC.
      (Exact name of Registrant as specified in its charter)

         GEORGIA                                   63-0475239
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)

150 West Church Avenue  Maryville, TN                   37801
(Address of principal executive offices)             (Zip Code)
Registrant's telephone number, including area code: (423)379-5700

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


Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on August 12, 1998 as reported on the New York Stock Exchange, was approximately $498,771,209.

The number of shares of the Registrant's common stock outstanding at August 12, 1998 was 32,828,029.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 6, 1998 are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive proxy statement dated August 28, 1998 are incorporated by reference into Part III.



	INDEX

	PART I
                                                          Page
                                                         Number
Item 1.   Business                                        4 -10

Item 2.   Properties                                         10

Item 3.   Legal Proceedings                                  11

Item 4.   Submission of Matters to a Vote of
          Security Holders                                   11

          Executive Officers of the Company               12-13

	PART II

Item 5.   Market for the Registrant's Common Equity and
          Related Shareholder Matters                        13

Item 6.   Selected Financial Data                            13

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations      14

Item 7A.  Quantitative and Qualitative Disclosure About
          Market Risk                                        14

Item 8.   Financial Statements and Supplementary Data        14

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure             14

	PART III

Item 10.  Directors and Executive Officers of the
          Registrant                                      14-15

Item 11.  Executive Compensation                             15

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                              15

Item 13.  Certain Relationships and Related Transactions     15

	PART IV
Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                             16-22

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

On March 7, 1996, the shareholders of Morrison approved the distribution (the "Distribution") of its family dining restaurant business (then known as Morrison Fresh Cooking, Inc.) and its health care food and nutrition services business (Morrison Health Care, Inc.) to its shareholders in a spin-off transaction effective March 9, 1996. In conjunction with the Distribution, the Company reincorporated in the state of Georgia, effected a one-for-two reverse stock split of its common stock and changed its name to Ruby Tuesday, Inc. On May 8, 1998, the Company effected a two-for-one stock split in the form of a stock dividend paid to shareholders of record on April 17, 1998.

The first Ruby Tuesday restaurant was opened in 1972 in Knoxville, Tennessee near the campus of the University of Tennessee. The Ruby Tuesday concept, with 16 operational units, was acquired by Morrison in 1982. During the following years, Morrison added other casual dining concepts, including the internally-developed Mozzarella's American Cafe (formerly "Silver Spoon"). In January 1995, Morrison completed the acquisition of Tias, Inc., a chain of Tex-Mex restaurants, which allowed it to enter into one of the fastest growing segments of the casual dining market. The Company moved into franchising in 1997 with the opening of one domestic franchised Ruby Tuesday restaurant and two international franchised Ruby Tuesday restaurants.

During fiscal 1998, the Company moved its executive and certain other administrative support departments to a new Restaurant Support Services Center in Maryville, Tennessee. Also in fiscal 1998, agreements for the franchise development of new Ruby Tuesday restaurants were signed with nine casual-dining operators who became domestic franchise partners. In conjunction with the signing of these agreements, the Company sold 46 units in its non-priority growth markets to the franchise partners.

The information presented below relates to the business of the Company following the Distribution unless the context indicates otherwise.


Operations

The Company owns and operates three separate and distinct casual dining concepts comprised of Ruby Tuesday, Mozzarella's American Cafe and Tia's Tex-Mex restaurants. The Company also offers franchises for the Ruby Tuesday concept in domestic and international markets. As of June 6, 1998, the Company owned and operated 382 casual dining restaurants in 32 states. Also, as of fiscal year end, there were 49 domestic and six international Ruby Tuesday franchised units.

Ruby Tuesday
Ruby Tuesday restaurants are casual, full-service restaurants with mahogany woods and whimsical artifacts, classic brass and Tiffany lamps which create a comfortable, nostalgic look and feel. As part of a continuing focus on making Ruby Tuesday feel even more fun and a little more casual, black and white checked table cloths accent the tables, servers dress in red polo shirts, black pants, and short black aprons, and lighter, brighter wall colors are used. Ruby Tuesday's menu is based on variety, with something for just about everyone. Some of Ruby Tuesday's most popular entree items which are prepared fresh daily are: fajitas, baby-back ribs, chicken entrees, pasta entrees, soups, sandwiches, salad bar, and signature Tallcake desserts in strawberry and chocolate-Oreo varieties. Entree selections range in price from $4.99 to $14.99.

At June 6, 1998, the Company owned and operated 315 Ruby Tuesday units concentrated primarily in the Southeast, Northeast, Mid-Atlantic and Midwest regions. Ruby Tuesday is the Company's primary growth vehicle. The Company intends to open approximately 43 additional Company owned units in fiscal 1999 with the majority of new units expected to be opened in existing markets. The concept's current development plans call for a continued shift towards freestanding units versus mall-based with approximately 95% of new units scheduled to be freestanding. Existing prototypes range in size from 4,500 to 5,500 square feet with seating for 170 to 212 guests. Located on smaller, and therefore less expensive, parcels of land, the Company's new 5,000 square-foot, 206-seat units are more efficient and cost less to build. The new units are being operated by Managing Partners who have a financial stake in the success of their restaurants and generate average-unit volume that exceeds the system average. Because they cost less to open but are able to generate sales at the same or greater level than larger units, the Company believes its new units provide the opportunity for improved unit-level returns on investment. Other than population and traffic volume, site criteria requirements for new units include annual household incomes ranging from $30,000 to $50,000 and good accessibility and visibility of the location.

Mozzarella's American Cafe
Mozzarella's American Cafe is a Company-developed, full-service restaurant with a menu that features a variety of pastas and thin-crust gourmet pizzas, along with made-from-scratch soups, entree salads and sandwiches, fresh seafood selections, prime steak and grilled chicken all prepared with signature recipes. Entree selections range in price from $5.49 to $13.99.

Mozzarella's American Cafe's decor is upbeat and colorful with polished wood trim and paneling, European poster art, strings of overhead lights and tile floors. Displays of olive oil, tomatoes, pasta and other food products contribute to the appeal of the restaurant. Servers approach the guests dressed in white button-down shirts and black trousers accented with a colorful tie.

Mozzarella's American Cafe restaurants are primarily located in the Southeast and Mid-Atlantic regions. At June 6, 1998, the Company operated 46 Mozzarella's American Cafe units. In an effort to concentrate on improving the operational efficiency and effectiveness of existing units, the Company does not currently intend to open any new Mozzarella's American Cafe units in fiscal 1999.

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

Tia's menu items, which are all fresh and made from scratch, include an array of traditional Tex-Mex favorites such as: fajitas, enchiladas, tacos, nachos and quesadillas and a selection of unique grilled and sauteed dishes. The menu also provides the guest with a variety of appetizers and desserts. Entree items range in price from $4.99 to $17.49. Chips are cooked fresh throughout the day and served with just-made salsa to every guest. Each guest is greeted by a casually dressed server wearing a red polo shirt, blue jeans and a short black apron.

The Company had 21 Tia's operational at the end of fiscal 1998 and plans to open two units in fiscal 1999. New and existing units will be and are located in the Southwest, Southeast and Mid-Atlantic regions. New units will have approximately 4,800 square feet with seating capacity for 168 visitors. New Tia's restaurants are considered in areas with annual household incomes greater than $40,000, with sites which are visible, accessible and meet certain population and traffic criteria.

Franchising
The franchise program, which the Company began in fiscal 1997, allows the Company to become a financial partner with some of the best domestic and international restaurant operators from the casual dining industry. Franchising efforts are concentrated outside the Company's priority-growth markets. Pursuant to the franchise agreements, the Company receives development and operating fees from the franchise partners for the right to develop and operate Ruby Tuesday restaurants in their respective areas over the next several years. The Company also receives royalty fees from the franchisees based on a percentage of each restaurant's sales as well as support service revenues from a variety of services including the maintenance of franchisees' accounting records.

In order to assist the franchise partners in obtaining capital needed for new unit development, the Company has established a $52.5 million line of credit agreement with several banks. The Company is a partial guarantor of this credit facility.

During 1998, the Company sold 46 Ruby Tuesday units to several domestic franchisees to bring the total of domestic franchised units to 49 with ten domestic franchise partners as of June 6, 1998. The 49 units are located in the following states: Arizona (7), Colorado (10), Florida (29) and Kentucky (3). Also, during May and June 1998, the Company entered into a series of agreements with three franchise partners which provide for the sale of a total of 13 units outside the Company's core growth market.

The Company also continued its international franchise development by opening four international franchise units during the year. At present, the Company has six international franchised units located in Hong Kong and Taiwan with its international franchisee Jardine Pacific Restaurants Group Limited ("Jardine Pacific") with whom, the Company has a development agreement (the "Agreement"), entered into in 1995, to open Ruby Tuesday restaurants in the Asia-Pacific region. Under the terms of the Agreement, the Company is to receive a licensing fee on the first seven Ruby Tuesday restaurants opened by Jardine Pacific in the Asia-Pacific region and royalties from all units derived, as applicable, from sales or profits as defined in the Agreement. The Company does not expect the Agreement to have a material effect on future operations, nor is it currently engaged in material operations in foreign countries.

All Company-owned operations are located within the United States; however, in conjunction with the franchise program discussed above, the Company established a new International Division in 1997. The International Division intends to develop relationships with large companies around the world for global franchise expansion of the Ruby Tuesday brand.

Training

In conjunction with the relocation of its executive and certain other administrative support departments to Maryville, Tennessee, the Company established a centralized training center, called "WOW-U", which includes classrooms and a test kitchen in the new Restaurant Support Services Center and sleeping quarters and relaxed meeting areas in renovated and newly constructed buildings on a wooded campus just minutes away from the Restaurant Support Services Center. The WOW-U facilities serve as the training and development centers for managers from all the Company's concepts and for the franchisees. WOW-U programs are designed to contribute to the skill and enhance the dedication of the Company's teams and to strengthen its corporate culture. Participants are provided with classroom instruction and compete in various competitions to learn the benefit of team unity.

Research and Development

The Company does not engage in any material research and development activities. The Company, however, engages in on-going studies in connection with the development of menu items for all of its restaurant concepts. Additionally, it conducts consumer research to determine guest preferences, trends, and opinions.

Raw Materials

Raw materials essential to the operation of the Company's business are obtained through MRT Purchasing, LLC ("MRT"). MRT was organized to serve as a purchasing cooperative to allow the Company, Morrison Health Care, Inc. and Morrison Fresh Cooking, Inc. to pool their collective purchasing power and to coordinate the purchase of certain food, equipment and services. The Company is obligated to purchase all core products through MRT arrangements; non-core products may be purchased independently. The Company is committed to this purchasing arrangement for an initial term of five years from March 9, 1996, the effective date of the Distribution, and the agreement will automatically renew for additional five-year terms. The Company may terminate its participation in these purchasing arrangements upon six months prior written notice, provided it continues to honor its purchase commitments under any then existing contracts to which MRT is a party that extend beyond the termination date.

Raw materials are purchased by MRT principally from U.S. Foodservice, Inc. under a cost-plus arrangement. Purchases are made in accordance with a Contract Supplies Agreement entered into on March 16, 1998. Purchasing obligations have been allocated to the three member companies based on past practice. Due to its acquisition by Picadilly, Inc., effective October 1, 1998, MRT will no longer negotiate purchase contracts for Morrison Fresh Cooking, Inc. If U.S. Foodservice, Inc. is unable to meet the Company's supply needs, the Company negotiates directly with primary suppliers to obtain competitive prices. The Company uses purchase commitment contracts to stabilize the potentially volatile pricing associated with certain commodities. Because of the relatively short storage life of inventories, limited storage facilities at the restaurants themselves, the Company's requirement for freshness and the numerous sources of goods, a minimum amount of inventory is maintained at the units. If necessary, all essential food, beverage and operational products are available and can be obtained from alternative suppliers in all cities in which the Company operates.

Trademarks of the Company

The Company has registered certain trademarks and service marks, with the United States Patent and Trademark Office, including Ruby Tuesday, Mozzarella's American Cafe, and Tia's. The Company believes that these and other related marks are of material importance to the Company's business. Registrations of the trademarks listed above expire from 2004 to 2005, unless renewed.

Seasonality

The Company's business is moderately seasonal. Average restaurant sales of the Company are slightly higher during the winter months than during the summer months as the Company, although shifting towards more freestanding units, is currently concentrated in mall-based units which generally peak during the holiday season. Freestanding restaurant sales are higher in the summer months.

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

Personnel

The Company employs approximately 7,700 full-time and 16,500 part-time employees. The Company believes working conditions are favorable and employee compensation is comparable with its competition. None of the Company's employees are covered by a collective bargaining agreement.


Item 2.  Properties.

Information regarding the locations of the Company's Ruby Tuesday, Mozzarella's American Cafe and Tia's Tex-Mex operations is shown in the list below. Of the 382 Company-owned and operated restaurants as of June 6, 1998, the Company owned the buildings and held long-term land leases for 92 restaurants, owned the land and held building leases for eight restaurants, owned the land and buildings for 54 restaurants, and held leases covering land and buildings for 228 restaurants. During fiscal 1998, the Company opened a new Restaurant Support Services Center in Maryville, Tennessee. The new facility is covered under a lease agreement with an initial term of five years with two five-year renewal options. Executive and certain other administrative personnel of the Company are located in the Maryville Support Sevices Center. The Company also has a Restaurant Support Services Center facility located in Mobile, Alabama, which is leased under a long-term lease agreement.

Additional information concerning the properties of the Company and its leasing arrangements is incorporated herein by reference to Note 6 of the Notes to Consolidated Financial Statements included in the Annual Report to Shareholders for the fiscal year ended June 6, 1998.

As of June 6, 1998, the Company operated 382 restaurants, including 315 Ruby Tuesday, 46 Mozzarella's American Cafe and 21 Tia's Tex-Mex restaurants in the following locations:

Alabama (27)        Louisiana (4)       New York (24)
Arkansas (3)        Maine (1)           North Carolina (8)
Connecticut (10)    Maryland (19)       Ohio (16)
Delaware (4)        Massachusetts (6)   Oklahoma (1)
Florida (28)        Michigan (17)       Pennsylvania (20)
Georgia (38)        Minnesota (3)       Rhode Island (1)
Illinois (11)       Mississippi (5)     South Carolina (9)
Indiana (8)         Missouri (11)       Tennessee (31)
Iowa (1)            Nebraska (2)        Texas (18)
Kansas (2)          New Hampshire (1)   Virginia (39)
Kentucky (2)        New Jersey (12)



Item 3.  Legal Proceedings.

The Company is currently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of its business. In addition, the Company, as successor to Morrison Restaurants Inc. ("Morrison"), is a party to a case (Morrison Restaurants Inc. v. United States of America, et al.), originally filed by Morrison in 1994 to claim a refund of taxes paid in the amount of approximately $3,000 and abatement of taxes assessed by the Internal Revenue Service ("IRS") against Morrison on account of the employer's share of FICA taxes on unreported tips allegedly received by employees. The IRS filed a counterclaim for approximately $7,000 in additional taxes. The case was decided by the U.S. District Court in favor of the Company in February 1996 on summary judgment. The IRS appealed the District Court's decision and, on August 12, 1997, the U.S. Court of Appeals for the Eleventh Circuit reversed the award of summary judgment and remanded the case to the District Court for proceedings consistent with the Court's opinion. In its reversal, the Eleventh Circuit upheld the IRS' enforcement policy with respect to the employer's share of FICA taxes on allegedly unreported tips. The Company subsequently petitioned the U.S. Court of Appeals for a review of the matter by the full Court. Such petition was denied. There are five additional lawsuits on this issue filed by other restaurant companies pending in other U.S. federal courts. Although the amount in dispute is not material, it is possible that the IRS will attempt to assess taxes in additional units of the Company (as well as other restaurant companies). In such event, the Company believes that a business tax credit would be available to the Company to offset, over a period of years, a majority of any additional taxes determined to be due.
 Moreover, the Company is a participant in an IRS enforcement program which would eliminate the risk of additional assessments by the IRS in return for a restaurant employer's proactive role in encouraging employee tip reporting. In light of the proactive role of the Company, the protection against additional assessment afforded by the agreement should be available to the Company. In the opinion of management, the ultimate resolution of all pending legal proceedings will not have a material adverse effect on the Company's operations or financial position.


Item 4.  Submission of Matters to a Vote of Security Holders.

None.


Executive Officers of the Company.

Executive officers of the Company are appointed by and serve at the discretion of the Company's Board of Directors. Information regarding the Company's executive officers as of August 12, 1998 is provided below.

                                                          Executive
                                                           Officer
Name                  Age     Position with the Company     Since


S. E. Beall, III       48     Chairman of the Board and      1982
                              Chief Executive Officer

R. D. McClenagan       50     President- Ruby Tuesday        1985
                              Division

J. R. Mothershed       50     Senior Vice President and      1992
                              Chief Financial Officer,
                              Treasurer and Assistant
                              Secretary

S. L. Turner           45     Senior Vice President,         1997
                              Human Resources

D. T. Cronk            45     Senior Vice President,         1997
                              General Counsel and
                              Secretary


Mr. Beall has been Chairman of the Board and Chief Executive Officer of the Company and prior to the Distribution, Morrison, since May 5, 1995. Mr. Beall served as President and Chief Executive Officer of Morrison from June 6, 1992 to May 4, 1995 and as President and Chief Operating Officer of Morrison from September 1986 to June 1992.

Mr. McClenagan has been President of the Ruby Tuesday Division of the Company and prior to the Distribution, Morrison, since March 1994. He served as President of the Ruby Tuesday Group of Morrison from April 1990 to March 1994 and as Senior Vice President of the Specialty Restaurant Division of Morrison from March 1985 to April 1990.

Mr. Mothershed joined Morrison in July 1972 and was named Senior Vice President, Finance in March 1994. Mr. Mothershed has been Senior Vice President of the Company since the Distribution and in June 1996 was also named Chief Financial Officer of the Company. He served as Vice President, Controller and Treasurer of Morrison from March 1989 until March 1994.

Ms. Turner joined Ruby Tuesday in September 1997 and has served as Senior Vice President-Human Resources since that time. Prior to joining the Company, Ms. Turner served as Senior Vice President-Human Resources of Hasbro, Inc. from 1993 to 1998.

Mr. Cronk joined Ruby Tuesday as Senior Vice President-Legal in July 1997 and was named Senior Vice President, General Counsel and Secretary of the Company in April 1998. Prior to joining the Company, Mr. Cronk was Vice President-Worldwide Development, Friday's Hospitality Worldwide, Inc. from November 1995 to July 1997 and Vice President and General Counsel, Friday's Hospitality Worldwide, Inc. from January 1991 to November 1995.

PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Shareholder Matters.

Certain information required by this item is incorporated herein by reference to Note 12 of the Notes to Consolidated Financial Statements of the Registrant's Annual Report to Shareholders for the fiscal year ended June 6, 1998.

During fiscal 1997, the Board of Directors approved a dividend policy as a means of returning excess capital to its shareholders. This policy calls for payment of semi-annual dividends of $.045 per share. The payment of a dividend in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future as currently anticipated. The Company declared and paid its first semi-annual dividend since the Distribution during the third quarter of fiscal 1998. On June 30, 1998, the Company's Board of Directors declared a semi-annual dividend of $.045 per share payable on July 31, 1998 to shareholders of record as of record on July 10, 1998. Under various financing agreements, the Company has agreed to restrict dividend payments (other than stock dividends) and purchases of its capital stock (collectively, "Restricted Payments") to amounts based on earnings after fiscal year 1996. Specifically, the maximum amount available for Restricted Payments at any time is the excess of shareholders' equity above $180 million plus 100% of any equity or subordinate debt offerings. At June 6, 1998, the maximum amount of permissible Restricted Payments was $32.1 million.


Item 6.  Selected Financial Data.

The information contained under the caption "Summary of Operations" of the Registrant's Annual Report to Shareholders for the fiscal year ended June 6, 1998 is incorporated herein by reference.


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Registrant's Annual Report to Shareholders for the fiscal year ended June 6, 1998 is incorporated herein by reference.


Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.


Item 8.  Financial Statements and Supplementary Data.

The following consolidated financial statements and the related report of the Company's independent auditors contained in the Registrant's Annual Report to Shareholders for the fiscal year ended June 6, 1998 are incorporated herein by reference:

     Consolidated Statements of Income - Fiscal years ended
     June 6, 1998, May 31, 1997 and June 1, 1996.

     Consolidated Balance Sheets - As of June 6, 1998 and May 31, 1997.

     Consolidated Statements of Shareholders' Equity - Fiscal years ended June 6, 1998, May 31, 1997 and June 1, 1996.

     Consolidated Statements of Cash Flows - Fiscal years ended
     June 6, 1998, May 31, 1997 and June 1, 1996.

     Notes to Consolidated Financial Statements.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


PART III

Item 10. Directors and Executive Officers of the Company.

(a) The information regarding directors of the Company is incorporated herein by reference to the information set forth in the table captioned "Director and Director Nominee Information" under "Election of Directors" in the definitive proxy statement of the Registrant dated August 28, 1998 relating to the Registrant's annual meeting of shareholders to be held on October 5, 1998.

(b) Pursuant to Form 10-K General Instruction G(3), the information regarding executive officers of the Company has been included in Part I of this Report under the caption "Executive Officers of the Company".


Item 11.  Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions "Executive Compensation" and "Directors' Fees and Attendance" in the definitive proxy statement of the Registrant dated August 28, 1998 relating to the Registrant's annual meeting of shareholders to be held on October 5, 1998.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

The information required by this Item 12 is incorporated herein by reference to the information set forth in the table captioned "Beneficial Ownership of Common Stock" under "Election of Directors" in the definitive proxy statement of the Registrant dated August 28, 1998 relating to the Registrant's annual meeting of shareholders to be held on October 5, 1998.


Item 13.  Certain Relationships and Related Transactions.

The information required by this Item 13 is incorporated herein by reference to the information set forth under the caption "Certain
Transactions" in the definitive proxy statement of the Registrant dated August 28, 1998 relating to the Registrant's annual meeting of shareholders to be held on October 5, 1998.



PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are incorporated by reference into or are filed as a part of this report:

     1.  Financial Statements:

The following consolidated financial statements and the independent auditors' report thereon, included in the Registrant's Annual Report to Shareholders for the fiscal year ended June 6, 1998, a copy of which is contained in
the exhibits to this report, are incorporated herein by
reference:
                                                  Page Reference
                                                 in paper version
                                                 of Annual Report
                                                  to Shareholders
         Consolidated Statements of Income for
         the fiscal years ended June 6, 1998,
         May 31, 1997 and June 1, 1996                    18

         Consolidated Balance Sheets as of
         June 6, 1998 and May 31, 1997                    19

         Consolidated Statements of Shareholders'
         Equity for the fiscal years ended
         June 6, 1998, May 31, 1997 and
         June 1, 1996                                     20

         Consolidated Statements of Cash Flows
         for the fiscal years ended June 6, 1998,
         May 31, 1997 and June 1, 1996                    21

         Notes to Consolidated Financial Statements       22-34

         Report of Independent Auditors                   35

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

3.2   Bylaws, as amended, of Ruby Tuesday, Inc.

4.1   Specimen Common Stock Certificate. (1)

4.2 Articles of Incorporation and all mergers of Ruby Tuesday, Inc. (filed as Exhibit 3.1 hereto). (1)

4.3   Bylaws, as amended, of Ruby Tuesday, Inc. (filed as Exhibit
      3.2 hereto).

10.1  Executive Supplemental Pension Plan together with First
      Amendment made June 30, 1994 and Second Amendment made July
      31, 1995.* (2)

10.2 Master Agreement dated as of May 30, 1997 among Ruby Tuesday, Inc., as Lessee and Guarantor, Atlantic Financial Group , LTD., as lessor, AmSouth Bank of Alabama, as a Lender, Barnett Bank of Jacksonville, N.A., as a Lender, First American National Bank, as a Lender, Wachovia Bank of Georgia, N.A., as a Lender, Hibernia National Bank, as a Lender, First Tennessee Bank, as a Lender, and SunTrust Bank, Atlanta, as Agent and as a Lender; together with the Lease Agreement dated as of May 31, 1997 between Atlantic Financial Group, LTD., as lessor and Ruby Tuesday, Inc. as lessee; and the Loan Agreement dated as of May 31, 1997 among Atlantic Financial Group, LTD., as lessor and borrower, the financial institutions party hereto, as lenders, and SunTrust Bank Atlanta, as Agent. (17)

10.3  Morrison Restaurants Inc. Stock Incentive and Deferred
      Compensation Plan for Directors together with First Amendment dated June 29, 1995.*(3)

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

10.16 Ruby Tuesday, Inc. Salary Deferral Plan Trust Agreement dated July 1, 1997. (17)

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

10.41 Purchase agreement dated July 2, 1997 between Ruby Tuesday,
      Inc., a Georgia corporation, and RT Orlando Franchise, L.P., d/b/a RT Orlando Franchise Ltd., a Delaware limited partnership. (17)

10.42 Purchase agreement dated July 2, 1997 between Ruby Tuesday,
      Inc., a Georgia corporation, and RT Tampa Franchise, L.P., d/b/a RT Tampa Franchise Ltd., a Delaware limited partnership. (17)

10.43 Purchase agreement dated July 2, 1997 between Ruby Tuesday,
      Inc., a Georgia corporation, and RT South Florida Franchise, L.P., d/b/a RT South Florida Franchise Ltd., a Delaware limited partnership. (17)

10.44 Loan Facility Agreement and Guaranty dated May 30, 1997 by and among Ruby Tuesday, Inc., Suntrust Bank, Atlanta, and the other lender signatories thereto. (18)

10.45 Form of first amendment to Ruby Tuesday, Inc. Deferred
      Compensation Plan Trust Agreement.*

10.46 Form of first amendment to Credit Agreement.

10.47 Form of second amendment to Credit Agreement.

10.48 Form of first amendment to Master Agreement.

10.49 Form of first amendment to Loan Facility Agreement and Guarantee.

10.50 Form of second amendment to Loan Facility Agreement and Guarantee.

10.51 Form of third amendment to Loan Facility Agreement and Guarantee.

10.52 Lease agreement dated October 1, 1997 between Riverfront
      Capital Business Trust, a Pennsylvania business trust and Ruby Tuesday, Inc., a Georgia corporation.

10.53 Amended and restated Contribution Agreement dated January 12, 1998, and entered into as of March 20, 1998 between Ruby
      Tuesday, Inc., a Georgia corporation, RT Colorado, Inc., a
      Colorado corporation and RT Denver Franchise, L.P., a
      Delaware limited partner.

10.54 Stock purchase agreement dated January 12, 1998 between Ruby Tuesday, Inc., a Georgia corporation, Timothy P. Kaliher, RT Colorado, Inc., a Colorado corporation, and RT Denver
      Franchise, L.P., a Delaware limited partnership.

10.55 Purchase agreement dated December 16, 1997 between Ruby
      Tuesday, Inc., a Georgia corporation, and RT Southwest
      Franchise, LLC, a Delaware limited liability company.

10.56 Purchase agreement dated June 25, 1998 between Ruby Tuesday, Inc., a Georgia corporation, and RT Long Island Franchise,
      LLC, a Delaware limited liability company.

10.57 Purchase agreement dated May 7, 1998 between Ruby Tuesday,
      Inc., a Georgia corporation, and RT West Palm Beach
      Franchise, L.P., a Delaware limited partnership.

11	  	Statement regarding computation of per share earnings.

13  		Annual Report to Shareholders for the fiscal year ended June
      6, 1998 (Only portions specifically incorporated by reference in the Form 10-K are being filed herewith).

21  		Subsidiaries of Registrant.

23  		Consent of Independent Auditors.

27.1  Financial Data Schedule.

27.2		Restated Financial Data Schedule as of and for the Six Month
      Period Ended November 29, 1997.

27.3		Restated Financial Data Schedule as of and for the Three
      Month Period Ended August 30, 1997.

27.4		Restated Financial Data Schedule as of and for the Year Ended
      May 31, 1997.

27.5		Restated Financial Data Schedule as of and for the Six Month
      Period Ended November 30, 1996.

27.6		Restated Financial Data Schedule as of and for the Three
      Month Period Ended August 31, 1996.

27.7		Restated Financial Data Schedule as of and for the Year Ended
      June 1, 1996.


Footnote	        Description
 *		Management contract or compensatory plan or arrangement.

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

(17) Incorporated by reference to Exhibit of the same number on Form 10-K for Ruby Tuesday, Inc. for the fiscal year ended May 31, 1997 (File No. 0-12454).

(18) Incorporated by reference to Exhibit 99.1 on Form 10-Q dated
     October 14, 1997 for Ruby Tuesday, Inc. for the three month period ended August 30, 1997 (File No. 0-12454).

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


                                 RUBY TUESDAY, INC.


Date 9/3/98             By: /s/ Samuel E. Beall, III
                            Samuel E. Beall, III
                            Chairman of the Board and
                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date 9/3/98             By: /s/ Samuel E. Beall, III
                            Samuel E. Beall, III
                            Chairman of the Board and
                            Chief Executive Officer


Date 9/3/98             By: /s/ J. Russell Mothershed
                            J. Russell Mothershed
                            Senior Vice President, Finance
                            Chief Financial Officer
                            Treasurer and Assistant Secretary


Date 9/3/98             By:/s/J.B. McKinnon
                            J. B. McKinnon
                            Director


Date 9/3/98             By: /s/ Dr. Donald Ratajczak
                            Dr. Donald Ratajczak
                            Director



Date 9/3/98             By:/s/ Dolph W. von Arx
                            Dolph W. von Arx
                            Director


Date 9/3/98             By:/s/ Claire L. Arnold
                            Claire L. Arnold
                            Director


Date 9/3/98             By:/s/ Arthur R. Outlaw
                            Arthur R. Outlaw
                            Vice-Chairman of the Board


Date 9/3/98             By:/s/ Dr. Benjamin F. Payton
                            Dr. Benjamin F. Payton
                            Director



RUBY TUESDAY, INC. AND SUBSIDIARIES
	LIST OF EXHIBITS


Exhibit
Number 	              Description

3.1 Articles of Incorporation and all mergers of Ruby Tuesday, Inc. (1)

3.2   Bylaws, as amended, of Ruby Tuesday, Inc.

4.1   Specimen Common Stock Certificate. (1)

4.2 Articles of Incorporation and all mergers of Ruby Tuesday, Inc. (filed as Exhibit 3.1 hereto). (1)

4.3   Bylaws, as amended, of Ruby Tuesday, Inc. (filed as Exhibit
      3.2 hereto).

10.1  Executive Supplemental Pension Plan together with First
      Amendment made June 30, 1994 and Second Amendment made July
      31, 1995.* (2)

10.2 Master Agreement dated as of May 30, 1997 among Ruby Tuesday, Inc., as Lessee and Guarantor, Atlantic Financial Group , LTD., as lessor, AmSouth Bank of Alabama, as a Lender, Barnett Bank of Jacksonville, N.A., as a Lender, First American National Bank, as a Lender, Wachovia Bank of Georgia, N.A., as a Lender, Hibernia National Bank, as a Lender, First Tennessee Bank, as a Lender, and SunTrust Bank, Atlanta, as Agent and as a Lender; together with the Lease Agreement dated as of May 31, 1997 between Atlantic Financial Group, LTD., as lessor and Ruby Tuesday, Inc. as lessee; and the Loan Agreement dated as of May 31, 1997 among Atlantic Financial Group, LTD., as lessor and borrower, the financial institutions party hereto, as lenders, and SunTrust Bank Atlanta, as Agent. (17)

10.3  Morrison Restaurants Inc. Stock Incentive and Deferred
      Compensation Plan for Directors together with First Amendment dated June 29, 1995.*(3)

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

10.16 Ruby Tuesday, Inc. Salary Deferral Plan Trust Agreement dated July 1, 1997. (17)

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

10.41 Purchase agreement dated July 2, 1997 between Ruby Tuesday,
      Inc., a Georgia corporation, and RT Orlando Franchise, L.P., d/b/a RT Orlando Franchise Ltd., a Delaware limited partnership. (17)

10.42 Purchase agreement dated July 2, 1997 between Ruby Tuesday,
      Inc., a Georgia corporation, and RT Tampa Franchise, L.P., d/b/a RT Tampa Franchise Ltd., a Delaware limited partnership. (17)

10.43 Purchase agreement dated July 2, 1997 between Ruby Tuesday,
      Inc., a Georgia corporation, and RT South Florida Franchise, L.P., d/b/a RT South Florida Franchise Ltd., a Delaware limited partnership. (17)

10.44 Loan Facility Agreement and Guaranty dated May 30, 1997 by and among Ruby Tuesday, Inc., Suntrust Bank, Atlanta, and the other lender signatories thereto. (18)

10.45 Form of first amendment to Ruby Tuesday, Inc. Deferred
      Compensation Plan Trust Agreement.*

10.46 Form of first amendment to Credit Agreement.

10.47 Form of second amendment to Credit Agreement.

10.48 Form of first amendment to Master Agreement.

10.49 Form of first amendment to Loan Facility Agreement and Guarantee.

10.50 Form of second amendment to Loan Facility Agreement and Guarantee.

10.51 Form of third amendment to Loan Facility Agreement and Guarantee.

10.52 Lease agreement dated October 1, 1997 between Riverfront
      Capital Business Trust, a Pennsylvania business trust and Ruby Tuesday, Inc., a Georgia corporation.

10.53 Amended and restated Contribution Agreement dated January 12, 1998, and entered into as of March 20, 1998 between Ruby
      Tuesday, Inc., a Georgia corporation, RT Colorado, Inc., a
      Colorado corporation and RT Denver Franchise, L.P., a
      Delaware limited partner.

10.54 Stock purchase agreement dated January 12, 1998 between Ruby Tuesday, Inc., a Georgia corporation, Timothy P. Kaliher, RT Colorado, Inc., a Colorado corporation, and RT Denver
      Franchise, L.P., a Delaware limited partnership.

10.55 Purchase agreement dated December 16, 1997 between Ruby
      Tuesday, Inc., a Georgia corporation, and RT Southwest
      Franchise, LLC, a Delaware limited liability company.

10.56 Purchase agreement dated June 25, 1998 between Ruby Tuesday, Inc., a Georgia corporation, and RT Long Island Franchise,
      LLC, a Delaware limited liability company.

10.57 Purchase agreement dated May 7, 1998 between Ruby Tuesday,
      Inc., a Georgia corporation, and RT West Palm Beach
      Franchise, L.P., a Delaware limited partnership.

11  		Statement regarding computation of per share earnings.

13  		Annual Report to Shareholders for the fiscal year ended June
      6, 1998 (Only portions specifically incorporated by reference in the Form 10-K are being filed herewith).

21  		Subsidiaries of Registrant.

23  		Consent of Independent Auditors.

27.1  Financial Data Schedule.

27.2		Restated Financial Data Schedule as of and for the Six Month
      Period Ended November 29, 1997.

27.3		Restated Financial Data Schedule as of and for the Three
      Month Period Ended August 30, 1997.

27.4		Restated Financial Data Schedule as of and for the Year Ended
      May 31, 1997.

27.5		Restated Financial Data Schedule as of and for the Six Month
      Period Ended November 30, 1996.

27.6		Restated Financial Data Schedule as of and for the Three
      Month Period Ended August 31, 1996.

27.7		Restated Financial Data Schedule as of and for the Year Ended
      June 1, 1996.


Footnote	        Description
 *		Management contract or compensatory plan or arrangement.

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

(17) Incorporated by reference to Exhibit of the same number on Form 10-K for Ruby Tuesday, Inc. for the fiscal year ended May 31, 1997 (File No. 0-12454).

(18) Incorporated by reference to Exhibit 99.1 on Form 10-Q dated
     October 14, 1997 for Ruby Tuesday, Inc. for the three month period ended August 30, 1997 (File No. 0-12454).