Form 10-Q
period 1998-09-06
RUBY TUESDAY INC
filed 1998-10-21
CIK 68270

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C. 20549
                         FORM 10-Q

 X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    	SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  SEPTEMBER 6, 1998
                      OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

	Commission file number   1-12454

                  RUBY TUESDAY, INC.
  (Exact name of registrant as specified in charter)
        GEORGIA                              63-0475239
(State of incorporation or            (I.R.S. Employer identifi-
 organization)                         cation no.)


		150 West Church Avenue
		Maryville, TN                                         37801
(Address of principal executive offices)             (Zip Code)
Registrant's telephone number, including area code: (423) 379-5700

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X .  No   .

                          32,337,757
(Number of shares of $0.01 par value common stock outstanding as of October 16,
1998)

               Exhibit Index appears on page 13


                            INDEX
 									                                          PAGE
	 							                                          NUMBER
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        CONSOLIDATED BALANCE SHEETS AS OF
        SEPTEMBER 6, 1998 AND JUNE 6, 1998.............3

        CONSOLIDATED STATEMENTS OF INCOME FOR
        THE THIRTEEN WEEKS ENDED SEPTEMBER 6,
        1998 AND AUGUST 30, 1997.......................4

        CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THIRTEEN WEEKS ENDED
        SEPTEMBER 6, 1998 AND AUGUST 30, 1997..........5

        NOTES TO CONSOLIDATED FINANCIAL
        STATEMENTS.....................................6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS..................................7-12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK................................... N/A

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.............................12-13

ITEM 2.  CHANGES IN SECURITIES.........................NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...............NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS..............................NONE

ITEM 5.  OTHER INFORMATION.............................NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............13

SIGNATURES.............................................13



                    PART I - FINANCIAL INFORMATION
                                ITEM 1

                           RUBY TUESDAY, INC.
                      CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS EXCEPT PER-SHARE DATA)



                                                              SEPTEMBER 6,          JUNE 6,
                                                                  1998               1998
                                                              (UNAUDITED)          (AUDITED)
Assets
Current assets:
      Cash and short-term investments..................          $  9,090          $  8,291
      Accounts and notes receivable....................             6,273             7,600
      Inventories......................................             9,782             9,522
      Prepaid expenses.................................             7,126             9,070
      Deferred income tax benefits.....................             1,770             2,506
     	Assets held for disposal.........................             9,643             9,894
        Total current assets...........................            43,684            46,883

Property and equipment - at cost.......................           496,856           480,475
      Less accumulated depreciation and amortization...          (177,328)         (170,083)
                                                                  319,528           310,392

Costs in excess of net assets acquired.................            19,545            19,714
Other assets...........................................            34,454            32,639

          Total assets.................................          $417,211          $409,628

Liabilities & shareholders' equity

Current liabilities:
      Accounts payable.................................          $ 35,985          $ 22,570
      Short-term borrowings............................             6,555            16,220
      Accrued liabilities:
        Taxes, other than income taxes.................            10,718            12,748
        Payroll and related costs......................             7,513            12,731
        Insurance......................................             7,648             8,928
        Rent and other.................................            12,349            11,136
        Income taxes payable...........................               592

      Current portion of long-term debt................               111               110
          Total current liabilities....................            81,471            84,443

Long-term debt.........................................            78,876            65,895
Deferred income taxes..................................             9,299             9,728
Other deferred liabilities.............................            39,821            37,412
Shareholders' equity:
   Common stock, $0.01 par value;(authorized 100,000
       shares; issued 32,177 @ 9/6/98; 32,787 @ 6/6/98)               322               328
      Capital in excess of par value...................               778             5,250
      Retained earnings................................           207,106           207,034
                                                                  208,206           212,612
      Deferred compensation liability payable in
       Company stock...................................             2,500             3,155
      Company stock held by deferred compensation plan.            (2,500)           (3,155)
      Other............................................              (462)             (462)
                                                                  207,744           212,150
          Total liabilities & shareholders' equity.....          $417,211          $409,628

The accompanying notes are an integral part of the consolidated financial statements.

                         RUBY TUESDAY, INC.
                 CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS EXCEPT PER-SHARE DATA)
                           (UNAUDITED)

                                                    THIRTEEN WEEKS ENDED

                                               SEPTEMBER 6,       AUGUST 30,
                                                  1998               1997

Revenues:

     Restaurant sales...................         $177,327          $174,032
     Franchise revenues.................              820                67
                                                  178,147           174,099
Operating costs and expenses:
     Cost of merchandise................           48,988            47,471
     Payroll and related costs..........           56,746            56,296
     Other..............................           37,161            36,872
     Depreciation and amortization......            9,807            10,232
     Selling, general and administrative           12,341            12,380
     Interest expense, net..............              946               994
                                                  165,989           164,245

Income before income taxes..............           12,158             9,854
Provision for income taxes..............            4,362             3,474


Net income..............................         $  7,796          $  6,380

Earnings per common share:

     Basic..............................         $   0.24          $   0.19
     Diluted............................         $   0.23          $   0.18

Weighted average common shares:

     Basic.............................            32,665            33,919
     Diluted...........................            34,015            35,156

The accompanying notes are an integral part of the consolidated financial statements.

                             RUBY TUESDAY, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS)
                                (UNAUDITED)


                                                           THIRTEEN WEEKS ENDED
                                                        SEPTEMBER 6,    AUGUST 30,
                                                            1998          1997
Operating activities:
Net income........................................       $  7,796       $  6,380
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization...................          9,807         10,232
  Amortization of intangibles.....................            180            182
  Deferred income taxes...........................            327           (395)
  Gain on disposition of assets...................            (20)           (85)
  Changes in operating assets and liabilities:
     Decrease/(increase) in receivables...........          1,044         (1,144)
     Increase in inventories......................           (260)          (406)
     Decrease/(increase) in prepaid and other
      assets......................................            311         (1,690)
     Increase in accounts payable,
      accrued and other liabilities...............          8,557          1,252
     Increase in income taxes payable.............          2,285          3,340
  Net cash provided by operating activities.......         30,027         17,666

Investing activities:
Purchases of property and equipment...............        (19,397)       (15,504)
Proceeds from disposal of assets..................            663            299
Other, net........................................         (1,609)          (690)
  Net cash used by investing activities...........        (20,343)       (15,895)

Financing activities:
Proceeds from long-term debt......................         13,000         12,500
Net change in short-term borrowings...............         (9,665)          (534)
Principal payments on long-term debt..............            (18)           (25)
Proceeds from issuance of stock, including
  treasury stock..................................          3,091          1,830
Stock repurchases.................................        (13,811)       (15,097)
Dividends paid....................................         (1,482)
  Net cash used by financing activities...........         (8,885)        (1,326)

Increase in cash and short-term investments.......            799            445
Cash and short-term investments:
  Beginning of year...............................          8,291          7,608
  End of quarter..................................       $  9,090       $  8,053

The accompanying notes are an integral part of the consolidated financial statements.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the notes to the consolidated financial statements included in Ruby Tuesday, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 6, 1998. The accompanying unaudited consolidated financial statements reflect all adjustments, principally for normal recurring accruals, which are necessary, in the opinion of management, for a fair presentation of the financial position, the results of operations and the cash flows for the interim periods presented. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year.

NOTE B - COMPREHENSIVE INCOME
During the first quarter of fiscal 1999, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components
(revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Comprehensive income for the first quarter was $7.8 million which was the same as net income.

NOTE C - SUBSEQUENT EVENT
As disclosed in the Annual Report on Form 10-K for the fiscal year ended June 6, 1998, during May and June 1998, the Company entered into a series of agreements with three entities providing, among other things, for the sale of four Ruby Tuesday units in Florida, three in Minnesota and six in New York. The closings of the Florida and Minnesota transactions occurred on October 12, 1998. The closing of the New York transaction is also expected to occur during the second quarter of fiscal year 1999.
The units sold and to be sold in these transactions will be operated as Ruby Tuesday restaurants under separate franchising agreements. The aggregate purchase price for the units sold and to be sold in these transactions is $16.5 million, consisting of approximately $9.9 million in cash and approximately $6.6 million in the form of interest-bearing notes due through 2009. The sale of these units is expected to result in a pre-tax gain. Revenues for the thirteen weeks ended September 6, 1998 from the units to be sold totaled $6.6 million, with operating profits of $0.3 million for the same period.






                                 ITEM 2
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

General:
The Company generates revenues from two primary sources: restaurant sales (food and beverage sales) and franchise revenues consisting of franchise restaurant royalties (based upon a percentage of each franchise restaurant's monthly gross sales) and development and franchise fees (which typically total $45,000 for each Ruby Tuesday's domestic restaurant opened).

The Company reported net income of $7.8 million for the thirteen weeks ended September 6, 1998 compared to $6.4 million for the corresponding period of the prior year. Diluted earnings per share for the first quarter was $0.23, a 27.8% increase compared to earnings per share for the first quarter of fiscal 1998. Contributing to the increase was a 3.3% increase in same-store sales for the Ruby Tuesday concept as well as positive same-store sales for Mozzarella's American Cafe and Tia's Tex-Mex concepts. As of September 6, 1998, the Company owned and operated 392 restaurants, including 325 Ruby Tuesday, 45 Mozzarella's American Cafe, and 22 Tia's Tex-Mex restaurants. Franchised operations included 51 domestic units and six international units.

Results of Operations:
The following table sets forth selected restaurant operating data as a percentage of revenues, except where otherwise noted, for the periods indicated. All information is derived from the unaudited consolidated financial statements of the Company included herein.

                                          Thirteen weeks ended
                                       September 6,     August 30,
                                           1998           1997

Revenues:
     Restaurant sales...................     99.5%       100.0%
     Franchise revenues.................      0.5          0.0
       Total operating revenues.........    100.0%       100.0%
Operating costs and expenses:
     Cost of merchandise (1)............     27.6         27.3
     Payroll and related costs (1)......     32.0         32.3
     Other (1)..........................     21.0         21.2
     Depreciation and amortization (1)..      5.5          5.9
     Selling, general and administrative      6.9          7.1
     Interest expense, net..............      0.5          0.5
                                             93.2         94.3

Income before income taxes..............      6.8          5.7

Provision for income taxes..............      2.4          2.0

Net income..............................      4.4%         3.7%
(1) As a percentage of restaurant sales.

The following table shows year-to-date Company-owned restaurant openings, closings, and total Company-owned restaurants as of the end of the first quarter.
                             Year-to-date    Year-to-date   Total Open at End
                               Openings        Closings      of First Quarter
                            Fiscal  Fiscal  Fiscal  Fiscal   Fiscal   Fiscal
                             1999    1998    1999    1998     1999     1998
  Ruby Tuesday               10      10       0       0       325      335
  Mozzarella's American Cafe  0       1       0       0        45       49
  Tia's                       1       0       0       0        22       20

The following table shows year-to-date Ruby Tuesday franchised restaurant openings, closings, and total Ruby Tuesday franchised restaurants as of the end of the first quarter.
                             Year-to-date    Year-to-date   Total Open at End
                               Openings        Closings      of First Quarter
                            Fiscal  Fiscal  Fiscal  Fiscal   Fiscal   Fiscal
                             1999    1998    1999    1998     1999     1998
  Domestic                    2       0       0       0        51        1
  International               0       2       0       0         6        4

The Company estimates that approximately 32 additional Company-owned Ruby Tuesday and two additional Tia's Tex-Mex restaurants will be opened during the remainder of fiscal 1999. Also, the Company expects franchisees to open approximately twelve Ruby Tuesday concept restaurants during the remainder of fiscal 1999.

Revenues:
Restaurant sales increased $3.3 million (1.9%) to $177.3 million for the quarter ended September 6, 1998 compared to the same quarter of the prior year. This increase is the result of positive same-store sales for the Ruby Tuesday concept (3.3%), and for the other two restaurant concepts.

Franchise revenues totaled $0.8 million for the thirteen weeks ending September 6, 1998. Amounts for the corresponding period of the prior year were negligible. Franchise revenues are predominately comprised of domestic and international royalties which totaled $0.7 million for the thirteen week period noted above.

Cost of Merchandise, Payroll and Related Costs and Other Operating Costs:
Cost of merchandise increased $1.5 million (3.2%) to $49.0 million for the quarter ended September 6, 1998 compared to the same quarter of the prior year. As a percentage of restaurant sales, the cost of merchandise increased from 27.3% to 27.6%. This increase is primarily attributable to changes in menu mix. The "Combo Platter" promotion, which began in the fourth quarter of fiscal year 1998, and a new menu introduced in May resulted in increased sales of high cost food items which produce, in terms of dollars, high gross margins.

Payroll and related costs increased $0.5 million (0.8%) for the thirteen weeks ended September 6, 1998, as compared to the same period of the prior year. However, these expenses decreased 30 basis points as a percentage of restaurant sales. The decrease is a result of favorable workers' compensation claims experience and higher average unit volumes.

While other operating costs increased $0.3 million (0.8%) for the thirteen weeks ended September 6, 1998, as compared to the same period of the prior year, these costs decreased as a percentage of restaurant sales. This decrease is primarily due to higher average unit volumes resulting from positive same store sales for all concepts. As a percentage of restaurant sales, rent, license and tax expenses decreased as a result of the sale of higher occupancy rate units to franchisees beginning in the second quarter of the prior year.

Depreciation and amortization expense decreased $0.4 million (4.2%) for the first quarter of fiscal 1999. As a percentage of restaurant sales, depreciation and amortization also decreased. The decrease primarily results from sales of units to franchisees beginning in the second quarter of the prior year coupled with the increased use of synthetic leases for new unit growth. Additionally, depreciation and amortization are fixed costs which decreased as a percent of sales as average unit volumes increased.

While selling, general and administrative expenses remained relatively flat (0.3% increase) for the thirteen weeks ended September 6, 1998, as compared to the same period of the prior year, these expenses decreased as a percentage of total revenues. Advertising costs decreased primarily due to a reduction in the use of the "Neighborhood Introduction Program," a couponing program.

Interest Expense (net of Interest Income):
Net interest expense remained flat for the thirteen weeks ended September 6, 1998 compared to the same period in the prior year.

Income Taxes:
The effective income tax rate was 35.9% for the thirteen weeks ended September 6, 1998 compared to 35.3% for the same period of the prior year. The current year increase resulted from increased franchise operations for which fewer federal tax credits are available.

Earnings per Share:
Basic earnings per share are based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per share includes the dilutive effect of stock options. Such stock options have the effect of increasing diluted weighted average shares outstanding by approximately 1,350,000 and 1,237,000 for the thirteen weeks ended September 6, 1998 and August 30, 1997, respectively. The difference between basic and diluted weighted average shares reflects the maximum extent of potential dilution that the exercise of stock options could create.

                  LIQUIDITY AND CAPITAL RESOURCES

Total assets at September 6, 1998 were $417.2 million, a $7.6 million increase from $409.6 million as of the prior fiscal year end. Net property and equipment increased $9.1 million from June 6, 1998. The increase was primarily the net result of capital expenditures of $19.4 million, offset by depreciation of $9.8 million and $0.7 million in retirements. The Company anticipates that during the remainder of fiscal 1999, capital expansion will be financed primarily from operating cash flows.

Total liabilities at September 6, 1998 were $209.5 million, a $12.0 million increase from $197.5 million as of the end of the prior fiscal year. At September 6, 1998, the Company had $78.0 million in borrowings outstanding under its five-year $100.0 million credit facility and $6.6 million outstanding under committed lines of credit. Total debt increased $3.3 million from the end of the prior fiscal year primarily as a result of additional borrowings to finance construction of new units and stock repurchases during the first quarter of fiscal 1999. The weighted average interest rate on these borrowings and lines of credit was 6.15% during the first quarter.

At September 6, 1998, the Company had committed lines of credit amounting to $12.2 million ($5.6 million which remained available at September 6, 1998) and non-committed lines of credit amounting to $15.0 million with several banks at varying interest rates. These lines are subject to periodic review by each bank and may be canceled by the Company at any time.

To control its future interest costs, the Company has entered into three interest rate swap agreements with notional amounts aggregating $75.0 million. The swap agreements effectively fix the interest rate on an equivalent amount of the Company's debt to rates ranging from 5.73% to 6.03% for periods up to May 6, 2003.

               KNOWN EVENTS, UNCERTAINTIES AND TRENDS

Financial Strategy and Stock Repurchase Plan
The Company employs a financial strategy which utilizes a prudent amount of debt to minimize the weighted average cost of capital while allowing the Company to maintain financial flexibility and the equivalent of an investment-grade (BBB) bond rating. This financial strategy sets a target debt-to-capital ratio of no more than 60%, including operating leases.
The strategy also provides for repurchasing Company stock whenever cash flow exceeds funding requirements while maintaining the target capital structure. Pursuant to this strategy, the Company purchased 0.9 million shares during the quarter. After these repurchases, approximately 2.5 million shares remain available for repurchase under the Company's stock repurchase programs.

Cash Dividend
During fiscal 1997, the Board of Directors approved a dividend policy as a means of returning excess capital to its shareholders. This policy calls for payment of semi-annual dividends of $0.045 per share. The payment of a dividend in any particular future period and actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future as currently anticipated. Dividends totaling approximately $1.5 million were paid during the first quarter of fiscal 1999.

Year 2000 Issue
The Company recognizes the need to ensure that its operations, as well as those of third parties with whom the Company conducts business, will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems through a combination of actions including the implementation of a new financial, payroll, and human resource software package that is Year 2000 compliant and a coordinated review of the Year 2000 readiness of key suppliers, financial institutions and others with which it does business.

The Company has made great strides towards ensuring that its information technology and other systems and third party vendor systems will be Year 2000 compliant. The telecommunications systems at both the Maryville and Mobile Restaurant Support Centers, all regional Ruby Tuesday offices and the Mozzarella's American Cafe regional office have been replaced with systems that are Year 2000 compliant and are currently being used. The Company is still evaluating the telecommunications system in use at the Tia's Tex-Mex regional office and does not envision any problem with replacing the system currently in use within ample time to avoid problems relating to the Year 2000 issue.

With regard to information technology systems, the Company has identified and is in the process of implementing a new client-server system for its financial, payroll and human resources systems at its support centers and regional offices. The Company plans to activate the financial system, which it has been running parallel to its current financial system since June, 1998, in late October, 1998 and activate the payroll and human resources systems in December, 1998. In addition, older systems in the individual restaurants are being replaced with newer ones which will be Year 2000 compliant and are scheduled to be in place by January, 1999.

The Company has compiled a list of third party vendors who are being contacted quarterly regarding their compliance with Year 2000 issues. Beginning in calendar year 1999, this monitoring will occur on a monthly basis. The vendors identified are being requested to deliver a written representation to the Company when they become compliant, and major vendors are required to provide proof, satisfactory to the Company, that their systems have been tested and are operational.

The Company has incurred approximately 68% of the total estimated $3.4 million to be spent on converting to systems which address, among other priorities, the Year 2000 issue. The majority of these costs relate to the new financial, payroll and human resource software packages. Funds have been, and will continue to be, provided by income from continuing operations. The computer systems in the individual restaurants and the telecommunications systems for the Company were scheduled to be replaced as a result of Company growth and were not a direct result of Year 2000 issues.

Regarding the Year 2000 issue, the greatest risk to the Company is that the systems placed in service by the Company itself and/or its vendors will not be fully operational by the end of calendar year 1999. This could adversely impact the day to day operations of the Company.
However, it is the Company's belief that all of its systems will be in full operation in adequate time to ensure the Company is fully operational at the end of 1999. As previously discussed, plans call for full implementation of all Company systems by January, 1999. Beginning in calendar year 1999, if any current vendors are not Year 2000 compliant, the Company will identify alternative vendors who are Year 2000 compliant. Should any part of the implementation by the Company or its vendors not function as anticipated, the Company believes that it has ample time to develop contingency plans to ensure Company operations will not be materially affected.

              SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION
The foregoing section contains various "forward-looking statements" which represent the Company's expectations or beliefs concerning future events, including unit growth (both Company-owned and franchised), source of funds for capital expenditures, the payment of cash dividends and Year 2000 compliance. The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from those included in the forward-looking statements including, without limitation, the following: consumer spending trends and habits; increased competition in the casual dining restaurant market; weather conditions in the regions in which Company-owned and franchised restaurants are operated; consumers' acceptance of the Company's development concepts; laws and regulations affecting labor and employee benefit costs; costs and availability of food and beverage inventory; the Company's ability to attract qualified managers and franchisees; the state of Year 2000 readiness of third parties with which the Company does business; changes in the availability of capital; and general economic conditions.

                    PART II - OTHER INFORMATION
                              ITEM 1.
                        LEGAL PROCEEDINGS
The Company is currently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of its business. In addition, the Company, as successor to Morrison Restaurants Inc. ("Morrison"), is a party to a case (Morrison Restaurants Inc. v. United States of America, et al.), originally filed by Morrison in 1994 to claim a refund of taxes paid in the amount of approximately $3,000 and abatement of taxes assessed by the Internal Revenue Service ("IRS") against Morrison on account of the employer's share of FICA taxes on unreported tips allegedly received by employees. The IRS filed a counterclaim for approximately $7,000 in additional taxes. The case was decided by the U.S. District Court in favor of the Company in February 1996 on summary judgment. The IRS appealed the District Court's decision and, on August 12, 1997, the U.S. Court of Appeals for the Eleventh Circuit reversed the award of summary judgment and remanded the case to the District Court for proceedings consistent with the Court's opinion. In its reversal, the Eleventh Circuit upheld the IRS' enforcement policy with respect to the employer's share of FICA taxes on allegedly unreported tips. The Company subsequently petitioned the U.S. Court of Appeals for a review of the matter by the full Court. Such petition was denied. There are five additional lawsuits on this issue filed by other restaurant companies pending in other U.S. federal courts. In September, 1998, the District Court in Northern California held in favor of the taxpayer on the identical issue in Fior d Italia v. United States ("Fior"). The District Court rejected the holding of the Eleventh Circuit holding, inter alia, that the Eleventh Circuit opinion was rejected by recently expressed congressional intent. It is anticipated Fior will be appealed by the IRS. Although the amount in dispute is not material, it is possible that the IRS will attempt to assess taxes in additional units of the Company (as well as other restaurant companies). In such event, the Company believes that a business tax credit would be available to the Company to offset, over a period of years, a majority of any additional taxes determined to be due. Moreover, the Company is a participant in an IRS enforcement program which would eliminate the risk of additional assessments by the IRS in return for a restaurant employer's proactive role in encouraging employee tip reporting. In light of the proactive role of the Company, the protection against additional assessment afforded by the agreement should be available to the Company. In the opinion of management, the ultimate resolution of all pending legal proceedings will not have a material adverse effect on the Company's operations or financial position.


                               ITEM 6.

                   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
  The following exhibits are filed as part of this report:
    Exhibit
      No.
      11     Computation of Basic and Diluted Earnings Per Share

      27.1   Financial Data Schedule

      99.1 Omnibus Amendment dated October 2, 1998 to Master Agreement dated as of May 30, 1997

      99.2 Amended and Restated Loan Facility Agreement and Guaranty by and among Ruby Tuesday, Inc., Suntrust Bank, Atlanta, and the other lender signatories thereto dated October 2, 1998

REPORTS ON FORM 8-K
      None

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     RUBY TUESDAY , INC.

                                                 (Registrant)

 10/21/98                     /s/  J. RUSSELL MOTHERSHED
 DATE                              J. RUSSELL MOTHERSHED
                                   Senior Vice President and
                                   Chief Financial Officer


                        EXHIBIT INDEX

Exhibit
Number                              Description



11                 Computation of Basic and Diluted Earnings Per Share

27.1               Financial Data Schedule

99.1 Omnibus Amendment dated October 2, 1998 to Master Agreement dated as of May 30, 1997

99.2 Amended and Restated Loan Facility Agreement and Guaranty by and among Ruby Tuesday, Inc., Suntrust Bank, Atlanta, and the other lender signatories thereto dated October
                   2, 1998