Form 10-Q
period 1998-12-06
RUBY TUESDAY INC
filed 1999-01-20
CIK 68270

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

 X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
	SECURITIES EXCHANGE ACT OF 1934


    For the quarterly period ended  DECEMBER 6, 1998
                        OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from                to

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

                                  32,699,216
(Number of shares of $0.01 par value common stock outstanding as of January 18,
 1998)

                       Exhibit Index appears on page 17


                                    INDEX
                                                          PAGE
                                                         NUMBER
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
        DECEMBER 6, 1998 AND JUNE 6, 1998...................3

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED
        DECEMBER 6, 1998 AND NOVEMBER 29, 1997..............4

        CONDENSED CONSOLIDATED STATEMENTS OF CASH
        FLOWS FOR THE TWENTY-SIX WEEKS ENDED
        DECEMBER 6, 1998 AND NOVEMBER 29, 1997..............5

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL
        STATEMENTS..........................................6-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS.......................................7-14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK.........................................N/A

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS...................................14-15

ITEM 2. CHANGES IN SECURITIES...............................NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.....................NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS....................................15

ITEM 5. OTHER INFORMATION...................................NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................15

SIGNATURES..................................................16




                      PART I - FINANCIAL INFORMATION
                                   ITEM 1

                             RUBY TUESDAY, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS EXCEPT PER-SHARE DATA)



                                                              DECEMBER 6,          JUNE 6,
                                                                  1998               1998
                                                              (UNAUDITED)         (AUDITED)
Assets
Current assets:
      Cash and short-term investments..................          $ 12,748          $  8,291
      Accounts and notes receivable....................             7,448             7,600
      Inventories......................................            10,032             9,522
      Prepaid expenses.................................             6,128             9,070
      Deferred income tax benefits.....................             3,994             2,506
     	Assets held for disposal.........................             8,243             9,894
        Total current assets...........................            48,593            46,883

Property and equipment - at cost.......................           503,353           480,475
      Less accumulated depreciation and amortization...          (182,827)         (170,083)
                                                                  320,526           310,392

Costs in excess of net assets acquired.................            19,376            19,714
Other assets...........................................            35,077            32,639

          Total assets.................................          $423,572          $409,628

Liabilities & shareholders' equity
Current liabilities:
      Accounts payable.................................          $ 25,272          $ 22,570
      Short-term borrowings............................             6,800            16,220
      Accrued liabilities:
        Taxes, other than income taxes.................             8,702            12,748
        Payroll and related costs......................             9,591            12,731
        Insurance......................................             8,495             8,928
        Rent and other.................................            14,943            11,136
        Income taxes payable...........................             2,311
      Current portion of long-term debt................               114               110
          Total current liabilities....................            76,228            84,443

Long-term debt.........................................            81,836            65,895
Deferred income taxes..................................             7,211             9,728
Deferred escalating minimum rents......................            11,667            11,719
Other deferred liabilities.............................            27,123            25,693
Shareholders' equity:
   Common stock, $0.01 par value;(authorized 100,000
       shares; issued 32,622 @12/6/98; 32,787 @ 6/6/98)               326               328
      Capital in excess of par value...................             6,387             5,250
      Retained earnings................................           213,256           207,034
                                                                  219,969           212,612
      Deferred compensation liability payable in
       Company stock...................................             2,600             3,155
      Company stock held by deferred compensation plan.            (2,600)           (3,155)
      Other............................................              (462)             (462)
                                                                  219,507           212,150

          Total liabilities & shareholders' equity.....          $423,572          $409,628

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               RUBY TUESDAY, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER-SHARE DATA)
                                  (UNAUDITED)




                                             THIRTEEN WEEKS ENDED     TWENTY-SIX WEEKS ENDED
                                              DEC. 6,     NOV. 29,      DEC. 6,     NOV. 29,
                                               1998         1997          1998        1997
Revenues:
     Company restaurant sales...........     $174,689     $170,007     $352,016     $344,039
     Franchise revenues.................        1,105          276        1,925          343
                                              175,794      170,283      353,941      344,382
Operating costs and expenses:
     Cost of merchandise................       47,887       46,668       96,875       94,139
     Payroll and related costs..........       57,175       55,526      113,921      111,822
     Other..............................       37,218       36,687       74,379       73,559
     Depreciation and amortization......        9,838       10,093       19,645       20,325
     Selling, general and administrative       13,106       13,042       25,447       25,422
     Interest expense, net..............          916          934        1,862        1,928
                                              166,140      162,950      332,129      327,195

Income before income taxes..............        9,654        7,333       21,812       17,187
Provision for income taxes..............        3,503        2,612        7,865        6,086

Net income..............................     $  6,151     $  4,721    $  13,947    $  11,101

Earnings per common share:

     Basic..............................     $   0.19     $   0.14     $   0.43     $   0.33
     Diluted............................     $   0.18     $   0.13     $   0.41     $   0.31

Weighted average common shares:

     Basic.............................        32,386       33,718       32,525       33,819
     Diluted...........................        33,748       35,151       33,882       35,154

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                RUBY TUESDAY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)
                                    (UNAUDITED)


                                                         TWENTY-SIX WEEKS ENDED
                                                        DECEMBER 6,   NOVEMBER 29,
                                                           1998           1997
Operating activities:
Net income........................................       $ 13,947       $ 11,101
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization...................         19,645         20,325
  Amortization of intangibles.....................            361            363
  Deferred income taxes...........................         (3,760)        (1,364)
  Loss on disposition of assets...................            339            687
  Changes in operating assets and liabilities:
     Increase in receivables......................           (894)        (3,232)
     Increase in inventories......................           (650)        (1,419)
     Decrease/(increase) in prepaid and other
      assets......................................          1,017         (2,223)
     Increase in accounts payable,
      accrued and other liabilities...............            240          8,428
     Increase/(decrease) in income taxes payable..          3,779           (845)
  Net cash provided by operating activities.......         34,024         31,821

Investing activities:
Purchases of property and equipment...............        (39,463)       (27,730)
Proceeds from disposal of assets..................          1,209            138
Proceeds from the sale of restaurant units
 to franchisees...................................          9,930         12,769
Proceeds from sale of home office building........                         5,450
Other, net........................................         (1,178)          (967)
  Net cash used by investing activities...........        (29,502)       (10,340)

Financing activities:
Proceeds from long-term debt......................         16,000          2,500
Net change in short-term borrowings...............         (9,420)         8,076
Principal payments on long-term debt..............            (55)           (47)
Proceeds from issuance of stock, including
  treasury stock..................................          8,759          3,634
Stock repurchases, net of changes in the deferred
  compensation plan...............................        (13,867)       (30,344)
Dividends paid....................................         (1,482)
  Net cash used by financing activities...........            (65)       (16,181)

Increase in cash and short-term investments.......          4,457          5,300
Cash and short-term investments:
  Beginning of year...............................          8,291          7,608
  End of quarter..................................       $ 12,748       $ 12,908

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the notes to the consolidated financial statements included in Ruby Tuesday, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 6, 1998. The accompanying unaudited condensed consolidated financial statements reflect all adjustments, principally for normal recurring accruals, which are necessary, in the opinion of management, for a fair presentation of the financial position, the results of operations and the cash flows for the interim periods presented. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year.

NOTE B - COMPREHENSIVE INCOME
During the first quarter of fiscal 1999, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Comprehensive income for the thirteen and twenty-six week periods ending December 6, 1998 was $6.2 million and $13.9 million, respectively, which was the same as net income.

NOTE C - OTHER DEFERRED LIABILITIES
Other deferred liabilities at December 6, 1998 and June 6, 1998 included $10.9 million and $10.5 million, respectively, for the liability due to participants in the Company's Deferred Compensation Plan.

NOTE D - REFRANCHISING
As described in Note 11 to the 1998 Audited Financial Statements, the Company entered into a series of agreements with three franchisees providing, among other things, for the sale of four Ruby Tuesday restaurants in Florida, three in Minnesota and six in New York. During the quarter ended December 6, 1998, the Company completed the sales of these units which now operate as Ruby Tuesday restaurants under separate franchising agreements. The aggregate purchase price for the units sold in these transactions was $16.5 million, consisting of approximately $9.9 million in cash and approximately $6.6 million in the form of notes due through 2009 bearing interest at a rate of 10.0% per year. The sales of these units resulted in a pre-tax gain of $1.4 million. Revenues for fiscal year 1998 from the units sold totaled $26.5 million, with operating profits of $1.5 million.

NOTE E - CLOSING OF TEXAS UNITS
During the second quarter, the Company closed three units in Texas. In conjunction with the closings, the net book values of these units have been adjusted to reflect estimated ultimate salvage values. These adjustments resulted in a pre-tax charge of approximately $1.2 million which is included in other operating expenses. The remaining net book values of $2.2 million are included in assets held for disposal at December 6, 1998. Revenues for fiscal year 1998 from these units totaled $3.1 million, with operating losses of $0.7 million for the same period.

NOTE F - SUBSEQUENT EVENT
The Company has entered into a series of agreements with four entities (two of which are associated with new franchise partners and two with existing franchise partners) providing, among other things, for the sale of one Ruby Tuesday unit in each of Nebraska and Kentucky, two in Massachusetts and two in Kansas. The closings of the Nebraska and Kentucky transactions occurred on December 7, 1998 and the closings of the Massachusetts and Kansas transactions are expected to occur prior to the end of the current fiscal year. The six units sold and to be sold in these transactions will be operated as Ruby Tuesday restaurants under separate franchising agreements. The aggregate purchase price for the units sold and to be sold in these transactions is anticipated to be $7.4 million, consisting of approximately $1.5 million in cash and $5.9 million in the form of interest-bearing notes due through 2004. The sale of these units is expected to result in a minimal pre-tax gain. Revenues for the twenty-six weeks ended December 6, 1998 from the units sold and to be sold totaled $5.0 million, with operating losses of $0.2 million for the same period. The net book values of the units sold and expected to be sold totaled $5.3 million (after consideration of a $0.3 million impairment charge recorded during the quarter) and are included in assets held for disposal at December 6, 1998.


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

The Company reported net income of $6.2 million for the thirteen weeks ended December 6, 1998 compared to $4.7 million for the corresponding period of the prior year. Diluted earnings per share for the second quarter was $0.18, a 38.5% increase over the diluted earnings per share for the second quarter of fiscal 1998. Contributing to the increase was a 3.5% increase in same-store sales for Company-owned Ruby Tuesday restaurants as well as positive same-store sales for the American Cafe and Tia's Tex-Mex concepts. The Company also reported net income of $13.9 million for the twenty-six weeks ended December 6, 1998 compared to $11.1 million for the corresponding period of the prior year. Diluted earnings per share for the year-to-date period was $0.41, a 32.3% increase over the same period of fiscal year 1998. As of December 6, 1998, the Company owned and operated 393 restaurants, including 326 Ruby Tuesday, 45 American Cafe, and 22 Tia's Tex-Mex restaurants. Franchised operations included 68 domestic and six international Ruby Tuesday restaurants.

Results of Operations:

The following table sets forth selected restaurant operating data as a percentage of revenues, except where otherwise noted, for the periods indicated. All information is derived from the unaudited condensed consolidated financial statements of the Company included herein.

                                          Twenty-six weeks ended
                                          December 6,  November 29,
                                             1998          1997
Revenues:
     Company restaurant sales...........     99.5%         99.9%
     Franchise revenues.................      0.5           0.1
       Total operating revenues.........    100.0%        100.0%
Operating costs and expenses:
     Cost of merchandise (1)............     27.5          27.4
     Payroll and related costs (1)......     32.4          32.5
     Other (1)..........................     21.1          21.4
     Depreciation and amortization (1)..      5.6           5.9
     Selling, general and administrative      7.2           7.4
     Interest expense, net..............      0.5           0.6

Income before income taxes..............      6.1           5.0

Provision for income taxes..............      2.2           1.8
Net income..............................      3.9%          3.2%
(1) As a percentage of restaurant sales.

The following table shows year-to-date Company-owned restaurant openings, closings, and total Company-owned restaurants as of the end of the second quarter.
                             Year-to-date    Year-to-date   Total Open at End
                               Openings        Closings      of Second Quarter
                            Fiscal  Fiscal  Fiscal  Fiscal   Fiscal   Fiscal
                             1999    1998    1999    1998     1999     1998
  Ruby Tuesday                28      19      17      30      326      314
  American Cafe                0       1       1       2       45       47
  Tia's Tex-Mex                1       1       0       0       22       21


The following table shows year-to-date Ruby Tuesday franchised restaurant openings, closings, and total Ruby Tuesday franchised restaurants as of the end of the first quarter.
                             Year-to-date    Year-to-date   Total Open at End
                               Openings        Closings      of Second Quarter
                            Fiscal  Fiscal  Fiscal  Fiscal   Fiscal   Fiscal
                             1999    1998    1999    1998     1999     1998
  Domestic                    19*     30**     0       0       68       31
  International                0       2       0       0        6        4

* - Includes 13 units sold to franchisees.
**- Includes 29 units sold to franchisees.

The Company estimates that approximately 17 additional Company-owned Ruby Tuesday and one additional Tia's Tex-Mex restaurants will be opened during the remainder of fiscal 1999. Also, the Company expects domestic franchisees to open approximately seven to nine Ruby Tuesday restaurants (exclusive of the six units sold and expected to be sold to franchisees during the remainder of fiscal
1999). International franchisees are expected to open approximately three Ruby Tuesday restaurants during the remainder of the fiscal year.

Revenues:
Company restaurant sales increased $4.7 million (2.8%) to $174.7 million for the quarter ended December 6, 1998 compared to the same quarter of the prior year. Restaurant sales increased $8.0 million (2.3%) for the twenty-six weeks ended December 6, 1998. This increase is the net result of positive same store sales for all three restaurant concepts offset by the reduction in revenues resulting from the sale of 59 units to franchisees beginning in the second quarter of the prior year.

Franchise revenues totaled $1.1 million for the thirteen weeks ending December 6, 1998 compared to $0.3 million for the same period in the prior year. For the twenty-six week period ended December 6, 1998, franchise revenues were $1.9 million compared to $0.3 million for the same period in the prior year. Franchise revenues are predominately comprised of domestic and international royalties which totaled $1.6 million and $0.3 million for the twenty-six week periods ending December 6, 1998 and November 29, 1997, respectively.

Operating Profits:
Pre-tax income for the quarter ended December 6, 1998 was $9.7 million, an increase of $2.4 million from the corresponding quarter of the prior year. For the twenty-six week period ended on that same date, pre-tax income was $21.8 million, a $4.6 million increase over the corresponding period of the prior year. The increases in pre-tax income are the result of increased same-store sales for all concepts and the addition of new units coupled with the cost changes discussed below.

Cost of merchandise increased $1.2 million (2.6%) to $47.9 million for the quarter ended December 6, 1998 compared to the same quarter of the prior year and $2.7 million (2.9%) for the twenty-six weeks ended December 6, 1998 compared to the same period of the prior year. As a percentage of restaurant sales, the cost of merchandise increased from 27.4% to 27.5% for the twenty-six week period ended December 6, 1998. This increase is primarily attributable to increased dairy product costs and changes in menu mix. The "Combo Platter" promotion, which began in the fourth quarter of fiscal year 1998, and a new menu introduced in May resulted in increased sales of high cost food items which produce high gross profits.

Payroll and related costs increased $1.6 million (3.0%) and $2.1 million (1.9%) for the thirteen and twenty-six weeks ended December 6, 1998, respectively, as compared to the same periods of the prior year. However, as a percentage of restaurant sales, these expenses decreased slightly from 32.5% to 32.4% for the twenty-six week period ended December 6, 1998. The decrease is a result of a reduction in management and hourly labor due to reduced turnover, higher average unit volumes and favorable workers' compensation claims experience.

Other operating costs increased $0.5 million (1.4%) and $0.8 million (1.1%) for the thirteen and twenty-six weeks ended December 6, 1998, respectively, as compared to the same periods of the prior year. As a percentage of restaurant sales, however, these costs decreased 30 basis points for the twenty-six week period ended December 6, 1998. This decrease is primarily due to higher average unit volumes resulting from positive same store sales for all three restaurant concepts. As a percentage of Company restaurant sales, rent, license and tax expenses decreased as a result of the sale of certain higher occupancy rate units to franchisees and higher average unit volumes. Additionally, utilities decreased as a percentage of Company restaurant sales resulting from mild fall weather and increased average unit volumes.

Depreciation and amortization expense decreased $0.3 million (2.5%) and $0.7 million (3.3%) for the thirteen and twenty-six weeks ended December 6, 1998, respectively, as compared to the same periods of the prior year. As a percentage of Company restaurant sales, depreciation and amortization decreased 30 basis points. The decrease primarily results from sales of units to franchisees beginning in the second quarter of the prior year coupled with the increased use of synthetic leases for new unit growth. Additionally, increased average unit volumes caused depreciation and amortization to decrease as a percent of Company restaurant sales.

Selling, general and administrative expenses remained relatively flat (increased 0.5% and 0.1% for the thirteen and twenty-six week periods ended December 6, 1998, respectively, as compared to the same periods of the prior year). These expenses decreased 20 basis points as a percentage of total revenues primarily due to a reduction in advertising costs resulting from decreased use of the "Neighborhood Introduction Program," a couponing program, for the Ruby Tuesday concept.

Net interest expense remained flat for the thirteen and twenty-six weeks ended December 6, 1998 compared to the same periods in the prior year.

Income Taxes:
The effective income tax rate was 36.3% and 36.1%, respectively, for the thirteen and twenty-six weeks ended December 6, 1998 compared to 35.6% and 35.4% for the same periods of the prior year. The Company has placed a greater emphasis on its franchising program in the current year for which the Company will not realize any tax credits. Accordingly, the effective income tax rate has increased.

Earnings per Share:
Basic earnings per share are based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per share includes the dilutive effect of stock options. Such stock options have the effect of increasing diluted weighted average shares outstanding by approximately 1.4 million for each of the thirteen weeks ended December 6, 1998 and November 29, 1997 and approximately 1.4 million and 1.3 million for the twenty-six week periods then ended, respectively. The difference between basic and diluted weighted average shares reflects the potential dilution that the exercise of stock options could create.

                       LIQUIDITY AND CAPITAL RESOURCES
Total assets at December 6, 1998 were $423.6 million, a $14.0 million increase from $409.6 million as of the prior fiscal year end. The significant changes since the end of the prior fiscal year are discussed below.

Cash increased $4.5 million from June 6, 1998. See the Condensed Consolidated Statement of Cash Flows for components comprising the change in cash.

Prepaid expenses decreased $2.9 million from June 6, 1998 primarily due to the application of prior year's income tax receivable against the current year's estimated income tax liability and the amortization of state business licenses paid in the third quarter of the prior year.

Net property and equipment increased $10.1 million from June 6, 1998 primarily due to capital expenditures of $39.5 million offset by depreciation of $19.6 million, the reclassification of units to be sold in Massachusetts, Kentucky, Nebraska and Kansas to assets held for disposal ($5.3 million) and reclassification of the salvage value of three closed units in Texas to assets held for disposal ($2.2 million). Additionally, asset impairment charges totaling $1.5 million were recorded in conjunction with the closing of the Texas units and the reclassification of the units to be sold to assets held for disposal.

Other assets increased $2.4 million from June 6, 1998. The majority of the increase resulted from the receipt of 10.0% interest bearing notes in conjunction with the sale of units to franchise partners during the quarter ($6.6 million), accrued interest on notes receivable from franchise partners ($0.6 million) and increased value of investments, primarily Company-owned life insurance policies and assets held in the Deferred Compensation Plan ($1.0 million), offset by an additional valuation allowance on the notes receivable ($5.9 million).

Total liabilities at December 6, 1998 were $204.1 million, a $6.6 million increase from $197.5 million as of the end of the prior fiscal year. At December 6, 1998, the Company had $81.0 million in borrowings outstanding under its five-year $100.0 million credit facility and $6.8 million outstanding under committed lines of credit. Total debt increased $6.5 million from the end of the prior fiscal year primarily as a result of additional borrowings to finance construction of new units and stock repurchases. The weighted average interest rate on these borrowings and lines of credit was 6.05% during the second quarter.

At December 6, 1998, the Company had committed lines of credit amounting to $12.2 million ($5.4 million which remained available at December 6, 1998) and non-committed lines of credit amounting to $15.0 million with several banks at varying interest rates. These lines are subject to periodic review by each bank and may be canceled by the Company at any time.

To control future interest costs relating to borrowings under the above-mentioned $100.0 million credit facility and the Company's $80.0 million master operating lease agreement, the Company has entered into five interest rate swap agreements with notional amounts aggregating $125.0 million. The swap agreements effectively fix the interest rate on an equivalent amount of the Company's debt (including floating-rate lease obligations) to rates ranging from 5.49% to 6.63% for periods up to December 7, 2003.

                     KNOWN EVENTS, UNCERTAINTIES AND TRENDS

Financial Strategy and Stock Repurchase Plan
The Company employs a financial strategy which utilizes a prudent amount of debt to minimize the weighted average cost of capital while allowing the Company to maintain financial flexibility and the equivalent of an investment-grade (BBB) bond rating. This financial strategy sets a target debt-to-capital ratio of no more than 60%, including operating leases. The strategy also provides for repurchasing Company stock whenever cash flow exceeds funding requirements while maintaining the target capital structure. Pursuant to this strategy, the Company has purchased 0.9 million shares year-to-date. After these repurchases, approximately 2.5 million shares remain available for repurchase under the Company's stock repurchase programs.

Cash Dividend
During fiscal 1997, the Board of Directors approved a dividend policy as a means of returning excess capital to its shareholders. This policy calls for payment of semi-annual dividends of $0.045 per share. The payment of a dividend in any particular future period and actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future as currently anticipated. Dividends totaling approximately $1.5 million were paid during the first quarter of fiscal 1999. On January 15, 1999, the Board of Directors declared a semi-annual dividend of $0.045 per share, payable on February 12, 1999, to shareholders of record at the close of business on January 29, 1999.

Year 2000 Issue
The Company recognizes the need to ensure that its operations, as well as those of third parties with whom the Company conducts business, will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems through a combination of actions including the implementation of new financial, payroll, and human resource software packages that are Year 2000 compliant and a coordinated review of the Year 2000 readiness of key suppliers, financial institutions and others with which it does business.

The Company continues to make great strides towards ensuring that its information technology and other systems and third party vendor systems will be Year 2000 compliant. The telecommunications systems at both the Maryville and Mobile Restaurant Support Centers, all regional Ruby Tuesday, American Cafe, and Tia's Tex-Mex offices have been replaced with systems that are Year 2000 compliant and are currently being used.

With regard to information technology systems, the Company has identified and is in the process of implementing a new client-server system for its financial, payroll and human resources systems at its support centers and regional offices. The Company activated the financial system in October, 1998. It anticipates activating the payroll and human resources systems, which it has been running parallel with its existing systems, during the first quarter of calendar year 1999. These systems were originally scheduled to be implemented in January, 1999. However, the Company has decided to delay implementation until all payroll and other reporting relating to calendar year 1998 has been completed until fully implementing the payroll and related human resource systems. In addition, older systems in the individual restaurants are being replaced with new systems which will be Year 2000 compliant and are scheduled to be in place by the end of the first quarter of calendar year 1999. This is a few months later than originally anticipated due to the emphasis placed on implementing the financial system during the current quarter.

The Company has compiled a list of third party vendors who are being contacted quarterly regarding their compliance with Year 2000 issues. Beginning in late January 1999, this monitoring will occur on a monthly basis. The vendors identified are being requested to deliver a written representation to the Company when they become compliant, and major vendors are required to provide proof, satisfactory to the Company, that their systems have been tested and are operational.

The Company has incurred approximately 83% of the total estimated $3.4 million to be spent on converting to systems which address, among other priorities, the Year 2000 issue. The majority of these costs relate to the new financial, payroll and human resource software packages. Funds have been, and will continue to be, provided by income from continuing operations. The computer systems in the individual restaurants and the telecommunications systems for the Company were scheduled to be replaced as a result of Company growth and not as a direct result of Year 2000 issues.

Regarding the Year 2000 issue, the greatest risk to the Company is that the systems placed in service by the Company itself and/or its vendors will not be fully operational by the end of calendar year 1999. This could adversely impact the day to day operations of the Company. However, it is the Company's belief that all of its systems will be in full operation in adequate time to ensure the Company is fully operational at the end of 1999. As previously discussed, plans call for full implementation of all Company systems by the first quarter of calendar year 1999. Beginning in February, 1999, if any current vendors are not Year 2000 compliant, the Company will identify alternative vendors who are Year 2000 compliant. The Company believes at this time that no changes to its list of vendors will be required. Should any part of the implementation by the Company or its vendors not function as anticipated, the Company believes that it has ample time to develop contingency plans to ensure Company operations will not be materially affected.

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

                           PART II - OTHER INFORMATION
                                     ITEM 1.
                                LEGAL PROCEEDINGS
The Company is currently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of its business. In addition, the Company, as successor to Morrison Restaurants Inc. ("Morrison"), is a party to a case (Morrison Restaurants Inc. v. United States of America, et al.), originally filed by Morrison in 1994 to claim a refund of taxes paid in the amount of approximately $3,000 and abatement of taxes assessed by the Internal Revenue Service ("IRS") against Morrison on account of the employer's share of FICA taxes on unreported tips allegedly received by employees. The IRS filed a counterclaim for approximately $7,000 in additional taxes. The case was decided by the U.S. District Court in favor of the Company in February 1996 on summary judgment. The IRS appealed the District Court's decision and, on August 12, 1997, the U.S. Court of Appeals for the Eleventh Circuit reversed the award of summary judgment and remanded the case to the District Court for proceedings consistent with the Court's opinion. In its reversal, the Eleventh Circuit upheld the IRS' enforcement policy with respect to the employer's share of FICA taxes on allegedly unreported tips. The Company subsequently petitioned the U.S. Court of Appeals for a review of the matter by the full Court. Such petition was denied. There are five additional lawsuits on this issue filed by other restaurant companies pending in other U.S. federal courts. In September, 1998, the District Court in Northern California held in favor of the taxpayer on the identical issue in Fior d Italia v. United States ("Fior"). The District Court rejected the holding of the Eleventh Circuit holding, inter alia, that the Eleventh Circuit opinion was rejected by recently expressed congressional intent. It is anticipated Fior will be appealed by the IRS. In October 1998, in a split decision, the United States Court of Appeals for the Federal Circuit issued a decision unfavorable to the taxpayer in The Bubble Room v. United States. The taxpayer has petitioned the court for a rehearing En Banc which is currently under review by the court. Although the amount in dispute is not material, it is possible that the IRS will attempt to assess taxes in additional units of the Company (as well as other restaurant companies). In such event, the Company believes that a business tax credit would be available to the Company to offset, over a period of years, a majority of any additional taxes determined to be due. Moreover, the Company is a participant in an IRS enforcement program which would eliminate the risk of additional assessments by the IRS in return for a restaurant employer's proactive role in encouraging employee tip reporting. In light of the proactive role of the Company, the protection against additional assessment afforded by the agreement should be available to the Company. In the opinion of management, the ultimate resolution of all pending legal proceedings will not have a material adverse effect on the Company's operations or financial position.


                                  ITEM 4.
             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on October 5, 1998, the shareholders of the Company elected Class III Directors to serve a three year term on the Board. The results of the votes were as follows:
                                                          Authority
Director Nominees                      For                 Withheld
John B. McKinnon                    29,437,008              210,775
Dolph W. von Arx                    29,443,037              219,004

The Directors continuing in office are: Samuel E. Beall, III, Dr. Donald Ratajczak, Claire Arnold, Arthur R. Outlaw and Dr. Benjamin Payton.


                                    ITEM 6.

                      EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
  The following exhibits are filed as part of this report:
     Exhibit
       No.
      27.1   Financial Data Schedule



REPORTS ON FORM 8-K
      None


                                 SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            RUBY TUESDAY, INC.
              (Registrant)

1/20/99     By: /s/  J. RUSSELL MOTHERSHED
 DATE          J. RUSSELL MOTHERSHED
               Senior Vice President and
               Chief Financial Officer



                               EXHIBIT INDEX

Exhibit
Number 	                Description

27.1              Financial Data Schedule