Form 10-K/A
period 1998-06-06
RUBY TUESDAY INC
filed 1999-01-26
CIK 68270

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K/A
                              Amendment No. 1
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the fiscal year ended June 6, 1998
                              OR
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
   For the transition period from           to

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

Note: This Amendment No. 1 on Form 10-K/A is being filed in order to amend Item 14 of Part IV of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 3, 1998. The purpose of this amendment is to include the information incorporated by reference in Item 6 contained under the caption "Summary of Operations" in the Registrant's Annual Report to Shareholders for the fiscal year ended June 6, 1998. The information which is contained in
Exhibit 13.1 was inadvertently omitted from the Form 10-K as originally filed.


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

         3.2   Bylaws, as amended, of Ruby Tuesday, Inc. (19)

         4.1   Specimen Common Stock Certificate. (1)

         4.2 Articles of Incorporation and all mergers of Ruby Tuesday, Inc. (filed as Exhibit 3.1 hereto). (1)

         4.3   Bylaws, as amended, of Ruby Tuesday, Inc. (filed as Exhibit
               3.2 hereto). (19)

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

         10.36 Form of Fourth Amendment to 1987 Stock Bonus and Non-Qualified Stock Option Plan.* (1)

         10.37 [Reserved]

         10.38 Form of Indemnification Agreement to be entered into with executive officers and directors. (1)

         10.39 Form of Change of Control Agreement to be entered into with executive officers.* (1)

         10.40 Credit Agreement dated as of March 6, 1996 among Ruby Tuesday (Georgia), Inc., SunTrust Bank, Atlanta, for itself and as Agent and Administrative Agent, and the other lenders signatories thereto. (1)

         10.41 Purchase agreement dated July 2, 1997 between Ruby Tuesday, Inc., a Georgia corporation, and RT Orlando Franchise, L.P., d/b/a RT Orlando Franchise Ltd., a Delaware limited partnership. (17)

         10.42 Purchase agreement dated July 2, 1997 between Ruby Tuesday, Inc., a Georgia corporation, and RT Tampa Franchise, L.P., d/b/a RT Tampa Franchise Ltd., a Delaware limited partnership. (17)

         10.43 Purchase agreement dated July 2, 1997 between Ruby Tuesday, Inc., a Georgia corporation, and RT South Florida Franchise, L.P., d/b/a RT South Florida Franchise Ltd., a Delaware limited partnership. (17)

         10.44 Loan Facility Agreement and Guaranty dated May 30, 1997 by and among Ruby Tuesday, Inc., Suntrust Bank, Atlanta, and the other lender signatories thereto. (18)

         10.45 Form of first amendment to Ruby Tuesday, Inc. Deferred Compensation Plan Trust Agreement.* (19)

         10.46 Form of first amendment to Credit Agreement. (19)

         10.47 Form of second amendment to Credit Agreement. (19)

         10.48 Form of first amendment to Master Agreement. (19)

         10.49 Form of first amendment to Loan Facility Agreement and Guarantee. (19)

         10.50 Form of second amendment to Loan Facility Agreement and Guarantee. (19)

         10.51 Form of third amendment to Loan Facility Agreement and Guarantee. (19)

         10.52 Lease agreement dated October 1, 1997 between Riverfront Capital Business Trust, a Pennsylvania business trust and Ruby Tuesday, Inc., a Georgia corporation. (19)

         10.53 Amended and restated Contribution Agreement dated January 12, 1998, and entered into as of March 20, 1998 between Ruby Tuesday, Inc., a Georgia corporation, RT Colorado, Inc., a Colorado corporation and RT Denver Franchise, L.P., a Delaware limited partner. (19)

         10.54 Stock purchase agreement dated January 12, 1998 between Ruby Tuesday, Inc., a Georgia corporation, Timothy P. Kaliher, RT Colorado, Inc., a Colorado corporation, and RT Denver Franchise, L.P., a Delaware limited partnership. (19)

         10.55 Purchase agreement dated December 16, 1997 between Ruby Tuesday, Inc., a Georgia corporation, and RT Southwest Franchise, LLC, a Delaware limited liability company. (19)

         10.56 Purchase agreement dated June 25, 1998 between Ruby Tuesday, Inc., a Georgia corporation, and RT Long Island Franchise, LLC, a Delaware limited liability company. (19)

         10.57 Purchase agreement dated May 7, 1998 between Ruby Tuesday, Inc., a Georgia corporation, and RT West Palm Beach Franchise, L.P., a Delaware limited partnership. (19)

         11    Statement regarding computation of per share earnings. (19)

         13 Annual Report to Shareholders for the fiscal year ended June 6, 1998 (Only portions specifically incorporated by reference in the Form 10-K are being filed herewith). (19)

         13.1 Summary of Operations for the fiscal year ended June 6, 1998 included in the Annual Report to Shareholders.

         21    Subsidiaries of Registrant. (19)

         23    Consent of Independent Auditors. (19)

         27.1  Financial Data Schedule. (19)

         27.2 Restated Financial Data Schedule as of and for the Six Month Period Ended November 29, 1997. (19)

         27.3 Restated Financial Data Schedule as of and for the Three Month Period Ended August 30, 1997. (19)

         27.4 Restated Financial Data Schedule as of and for the Year Ended May 31, 1997. (19)

         27.5 Restated Financial Data Schedule as of and for the Six Month Period Ended November 30, 1996. (19)

         27.6 Restated Financial Data Schedule as of and for the Three Month Period Ended August 31, 1996. (19)

         27.7 Restated Financial Data Schedule as of and for the Year Ended June 1, 1996. (19)


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

         (19) Previously included in the Annual Report on Form 10-K for the fiscal year ended June 6, 1998 filed with the Securities and Exchange Commission on September 3, 1998 (File No. 1-12454).


(b)  Reports on Form 8-K
   		None.

(c) Exhibits filed with this report are attached hereto.

(d) The financial statement schedules listed in subsection(a) (2) above were previously included in the Annual Report on Form 10-K for the fiscal year ended June 6, 1998 filed with the Securities and Exchange Commission on September 3, 1998.




SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           RUBY TUESDAY , INC.
                              (Registrant)

1/26/99                By: /s/ J. RUSSELL MOTHERSHED
 DATE                      J. RUSSELL MOTHERSHED
                           Senior Vice President and
                           Chief Financial Officer


                	RUBY TUESDAY, INC. AND SUBSIDIARIES
                          	LIST OF EXHIBITS

Exhibit
Number 	              Description

3.1 Articles of Incorporation and all mergers of Ruby Tuesday, Inc. (1)

3.2   Bylaws, as amended, of Ruby Tuesday, Inc. (19)

4.1   Specimen Common Stock Certificate. (1)

4.2 Articles of Incorporation and all mergers of Ruby Tuesday, Inc. (filed as Exhibit 3.1 hereto). (1)

4.3   Bylaws, as amended, of Ruby Tuesday, Inc. (filed as Exhibit
      3.2 hereto). (19)

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

10.44 Loan Facility Agreement and Guaranty dated May 30, 1997 by and among Ruby Tuesday, Inc., Suntrust Bank, Atlanta, and the other lender signatories thereto. (18)

10.45 Form of first amendment to Ruby Tuesday, Inc. Deferred
      Compensation Plan Trust Agreement.* (19)

10.46 Form of first amendment to Credit Agreement. (19)

10.47 Form of second amendment to Credit Agreement. (19)

10.48 Form of first amendment to Master Agreement. (19)

10.49 Form of first amendment to Loan Facility Agreement and Guarantee. (19)

10.50 Form of second amendment to Loan Facility Agreement and Guarantee. (19)

10.51 Form of third amendment to Loan Facility Agreement and Guarantee. (19)

10.52 Lease agreement dated October 1, 1997 between Riverfront
      Capital Business Trust, a Pennsylvania business trust and Ruby Tuesday, Inc., a Georgia corporation. (19)

10.53 Amended and restated Contribution Agreement dated January 12, 1998, and entered into as of March 20, 1998 between Ruby
      Tuesday, Inc., a Georgia corporation, RT Colorado, Inc., a
      Colorado corporation and RT Denver Franchise, L.P., a
      Delaware limited partner. (19)

10.54 Stock purchase agreement dated January 12, 1998 between Ruby Tuesday, Inc., a Georgia corporation, Timothy P. Kaliher, RT Colorado, Inc., a Colorado corporation, and RT Denver
      Franchise, L.P., a Delaware limited partnership. (19)

10.55 Purchase agreement dated December 16, 1997 between Ruby
      Tuesday, Inc., a Georgia corporation, and RT Southwest
      Franchise, LLC, a Delaware limited liability company. (19)

10.56 Purchase agreement dated June 25, 1998 between Ruby Tuesday, Inc., a Georgia corporation, and RT Long Island Franchise,
      LLC, a Delaware limited liability company. (19)

10.57 Purchase agreement dated May 7, 1998 between Ruby Tuesday,
      Inc., a Georgia corporation, and RT West Palm Beach
      Franchise, L.P., a Delaware limited partnership. (19)

11    Statement regarding computation of per share earnings. (19)

13 Annual Report to Shareholders for the fiscal year ended June 6, 1998 (Only portions specifically incorporated by reference in the Form 10-K are being filed herewith). (19)

13.1 Summary of Operations for the fiscal year ended June 6, 1998 included in the Annual Report to Shareholders.

21    Subsidiaries of Registrant. (19)

23    Consent of Independent Auditors. (19)

27.1  Financial Data Schedule. (19)

27.2 Restated Financial Data Schedule as of and for the Six Month Period Ended November 29, 1997. (19)

27.3  Restated Financial Data Schedule as of and for the Three
      Month Period Ended August 30, 1997. (19)

27.4 Restated Financial Data Schedule as of and for the Year Ended May 31, 1997. (19)

27.5 Restated Financial Data Schedule as of and for the Six Month Period Ended November 30, 1996. (19)

27.6  Restated Financial Data Schedule as of and for the Three
      Month Period Ended August 31, 1996. (19)

27.7 Restated Financial Data Schedule as of and for the Year Ended June 1, 1996. (19)


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

(19) Previously included in the Annual Report on Form 10-K for the fiscal year ended June 6, 1998 filed with the Securities and Exchange Commission on September 3, 1998 (File No. 1-12454).