Form 10-Q
period 1999-03-07
RUBY TUESDAY INC
filed 1999-04-20
CIK 68270

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-Q

 X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    	SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended  MARCH 7, 1999
                                 OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from                to

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

                              31,974,632
(Number of shares of $0.01 par value common stock outstanding as of April 16,
1999)

                  Exhibit Index appears on page 16

                                INDEX
                                                         PAGE
                                                        NUMBER
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

        CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
        MARCH 7, 1999 AND JUNE 6, 1998.....................3

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED
        MARCH 7, 1999 AND FEBRUARY 28, 1998................4

        CONDENSED CONSOLIDATED STATEMENTS OF CASH
        FLOWS FOR THE THIRTY-NINE WEEKS ENDED
        MARCH 7, 1999 AND FEBRUARY 28, 1998................5

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL
        STATEMENTS.........................................6-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS......................................7-13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK........................................N/A

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................13-14

ITEM 2. CHANGES IN SECURITIES..............................NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES....................NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS...................................NONE

ITEM 5. OTHER INFORMATION..................................NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................14

SIGNATURES.................................................15

                    PART I - FINANCIAL INFORMATION
                                ITEM 1
                          RUBY TUESDAY, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS EXCEPT PER-SHARE DATA)

                                                                MARCH 7,            JUNE 6,
                                                                  1999                1998
                                                              (UNAUDITED)           (NOTE A)
Assets
Current assets:
      Cash and short-term investments..................          $  9,802          $  8,291
      Accounts and notes receivable....................             5,476             7,600
      Inventories......................................             9,514             9,522
      Prepaid expenses.................................             6,896             9,070
      Deferred income tax benefits.....................             3,740             2,506
     	Assets held for disposal.........................             3,670             9,894
        Total current assets...........................            39,098            46,883

Property and equipment - at cost.......................           516,844           480,475
      Less accumulated depreciation and amortization...          (192,950)         (170,083)
                                                                  323,894           310,392

Costs in excess of net assets acquired.................            19,206            19,714
Other assets...........................................            38,945            32,639

          Total assets.................................          $421,143          $409,628

Liabilities & shareholders' equity
Current liabilities:
      Accounts payable.................................          $ 26,520          $ 22,570
      Short-term borrowings............................             2,265            16,220
      Accrued liabilities:
        Taxes, other than income taxes.................            10,787            12,748
        Payroll and related costs......................             9,586            12,731
        Insurance......................................             8,689             8,928
        Rent and other.................................            14,503            11,136
        Income taxes payable...........................             6,871

      Current portion of long-term debt................               116               110
          Total current liabilities....................            79,337            84,443

Long-term debt.........................................            81,813            65,895
Deferred income taxes..................................             5,129             9,728
Deferred escalating minimum rents......................            11,921            11,719
Other deferred liabilities.............................            27,563            25,693
Shareholders' equity:
      Common stock, $0.01 par value;(authorized 100,000
       shares; issued 31,936 @ 3/7/99; 32,787 @ 6/6/98)               319               328
      Capital in excess of par value...................             1,769             5,250
      Retained earnings................................           213,754           207,034
                                                                  215,842           212,612
      Deferred compensation liability payable in
       Company stock...................................             2,755             3,155
      Company stock held by deferred compensation plan.            (2,755)           (3,155)
      Other............................................              (462)             (462)
                                                                  215,380           212,150

          Total liabilities & shareholders' equity.....          $421,143          $409,628

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                   3

                           RUBY TUESDAY, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS EXCEPT PER-SHARE DATA)
                              (UNAUDITED)


                                             THIRTEEN WEEKS ENDED     THIRTY-NINE WEEKS ENDED
                                             MARCH 7,     FEB. 28,      MARCH 7,    FEB. 28,
                                               1999         1998          1999        1998
Revenues:
     Company restaurant sales...........     $183,425     $180,802     $535,441     $524,841
     Franchise revenues.................        1,304          800        3,229        1,143
                                              184,729      181,602      538,670      525,984
Operating costs and expenses:
     Cost of merchandise................       49,920       49,580      146,795      143,719
     Payroll and related costs..........       57,356       57,393      171,277      169,215
     Other..............................       36,207       36,033      110,586      109,592
     Depreciation and amortization......        9,967        9,758       29,612       30,083
     Selling, general and administrative       12,092       13,703       37,539       39,125
     Interest expense, net..............          568          948        2,430        2,876
                                              166,110      167,415      498,239      494,610

   Income before income taxes...........       18,619       14,187       40,431       31,374
   Provision for income taxes...........        6,746        5,026       14,611       11,112

   Net income...........................     $ 11,873     $  9,161     $ 25,820     $ 20,262

Earnings per common share:

     Basic..............................     $   0.36     $   0.28     $   0.79     $   0.61
     Diluted............................     $   0.35     $   0.27     $   0.76     $   0.58

Weighted average common shares:

     Basic.............................        32,395       32,582       32,482       33,406
     Diluted...........................        33,877       33,885       33,880       34,731

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                        4

                                RUBY TUESDAY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)
                                    (UNAUDITED)

                                                         THIRTY-NINE WEEKS ENDED
                                                         MARCH 7,     FEBRUARY 28,
                                                           1999           1998
Operating activities:

Net income........................................       $ 25,820       $ 20,262
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization...................         29,612         30,083
  Amortization of intangibles.....................            546            534
  Deferred income taxes...........................         (5,285)           312
  Loss on disposition of assets...................            287            811
  Changes in operating assets and liabilities:
     Decrease/(increase) in receivables...........            905         (4,444)
     Increase in inventories......................           (132)          (853)
     Decrease/(increase) in prepaid and other
      assets......................................            203         (1,086)
     Increase in accounts payable,
      accrued and other liabilities...............          3,443          9,248
     Increase in income taxes payable.............          8,584          1,120
  Net cash provided by operating activities.......         63,983         55,987

Investing activities:
Purchases of property and equipment...............        (53,432)       (44,053)
Proceeds from disposal of assets..................          2,056            580
Proceeds from the sale of restaurant units
 to franchisees...................................         10,899         12,769
Proceeds from sale of home office building........                         5,266
Other, net........................................         (1,374)        (1,052)
  Net cash used by investing activities...........        (41,851)       (26,490)

Financing activities:
Proceeds from long-term debt......................         16,000            500
Net change in short-term borrowings...............        (13,955)        11,801
Principal payments on long-term debt..............            (75)           (61)
Proceeds from issuance of stock, including
  treasury stock..................................         11,639          4,953
Stock repurchases, net of changes in the deferred
  compensation plan...............................        (31,299)       (42,709)
Dividends paid....................................         (2,931)        (1,474)
  Net cash used by financing activities...........        (20,621)       (26,990)

Increase in cash and short-term investments.......          1,511          2,507
Cash and short-term investments:
  Beginning of year...............................          8,291          7,608
  End of quarter..................................       $  9,802       $ 10,115

The accompanying notes are an integral part of the condensed consolidated financial statements.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine week periods ended March 7, 1999 are not necessarily indicative of results that may be expected for the year ended June 6, 1999.

The balance sheet at June 6, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Ruby Tuesday, Inc.'s Annual Report on Form 10-K/A for the fiscal year ended June 6, 1998.

NOTE B - EARNINGS PER SHARE
Basic earnings per share are based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per share includes the dilutive effect of stock options. Such stock options have the effect of increasing diluted weighted average shares outstanding by approximately 1.5 million and 1.3 million for the thirteen weeks ended March 7, 1999 and February 28, 1998, respectively, and approximately 1.4 million and 1.3 million for the thirty-nine week periods then ended, respectively. The difference between basic and diluted weighted average shares reflects the potential dilution that the exercise of stock options could create.

NOTE C - COMPREHENSIVE INCOME
During the first quarter of fiscal 1999, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Comprehensive income for the thirteen and thirty-nine week periods ending March 7, 1999 was $11.9 million and $25.8 million, respectively, which was the same as net income. Comprehensive income for the thirteen and thirty-nine week periods ending February 28, 1998 was $9.2 million and $20.3 million, respectively, which was the same as net income.

NOTE D - OTHER DEFERRED LIABILITIES
Other deferred liabilities at March 7, 1999 and June 6, 1998 included $10.6 million and $10.5 million, respectively, for the liability due to participants in the Company's Deferred Compensation Plan.

NOTE E - REFRANCHISING
The Company entered into a series of agreements with three entities (one of which is a new franchise partner and two are existing franchise partners) providing, among other things, for the sale of one Ruby Tuesday unit each in Nebraska and Kentucky, and two in Kansas. During the quarter ended March 7, 1999, the Company completed the sales of these units which now operate as Ruby Tuesday restaurants under separate franchising agreements. The aggregate purchase price for the units sold in these transactions was $5.6 million, consisting of approximately $1.0 million in cash and approximately $4.6 million in the form of interest-bearing notes due through 2004 bearing interest at a rate of 10.0% per year. The sales of these units resulted in a pre-tax gain of $0.6 million. Revenues for fiscal year 1998 from the units sold totaled $3.6 million, with operating profits of $0.2 million.

NOTE F - SUBSEQUENT EVENT
The Company has entered into a series of agreements on April 12, 1999 with a new franchise partner providing, among other things, for the sale of two Ruby Tuesday units in Massachusetts. The two units sold on April 12, 1999 will be operated as Ruby Tuesday restaurants under separate franchising agreements. The aggregate purchase price was $1.1 million, consisting of approximately $0.5 million in cash and approximately $0.6 million in the form of a 10.0% interest-bearing note due through 2004. The net book values of the two Massachusetts units sold totaled $1.1 million (after consideration of a $0.9 million impairment charge) and are included in assets held for disposal at March 7, 1999.
A portion of the above impairment charge, $0.6 million, which was included in other operating costs and expenses, was recorded in the third quarter of fiscal 1999.

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

The Company reported net income of $11.9 million for the thirteen weeks ended March 7, 1999 compared to $9.2 million for the corresponding period of the prior year. Diluted earnings per share for the third quarter were $0.35, a 29.6% increase over the diluted earnings per share for the third quarter of fiscal 1998. Contributing to the increase was a $1.6 million reduction in selling, general, and administrative expenses coupled with the net addition in 1999 of ten Company-owned and 40 franchised units. The Company also reported net income of $25.8 million for the thirty-nine weeks ended March 7, 1999 compared to $20.3 million for the corresponding period of the prior year. Diluted earnings per share for the year-to-date period were $0.76, a 31.0% increase over the same period of fiscal year 1998. As of March 7, 1999, the Company owned and operated 398 restaurants, including 330 Ruby Tuesday, 45 American Cafe, and 23 Tia's Tex-Mex restaurants. Franchised operations included 72 domestic and eight international Ruby Tuesday restaurants.

Results of Operations:

The following table sets forth selected restaurant operating data as a percentage of revenues, except where otherwise noted, for the periods indicated. All information is derived from the unaudited condensed consolidated financial statements of the Company included herein.

                                          Thirty-nine weeks ended
                                          March 7,    February 28,
                                           1999           1998

Revenues:
     Company restaurant sales...........     99.4%        99.8%
     Franchise revenues.................      0.6          0.2
       Total operating revenues.........    100.0%       100.0%
Operating costs and expenses:
     Cost of merchandise (1)............     27.4         27.4
     Payroll and related costs (1)......     32.0         32.2
     Other (1)..........................     20.7         20.9
     Depreciation and amortization (1)..      5.5          5.7
     Selling, general and administrative      7.0          7.4
     Interest expense, net..............      0.5          0.5


Income before income taxes..............      7.5          6.0

Provision for income taxes..............      2.7          2.1

Net income..............................      4.8%         3.9%
(1) As a percentage of Company restaurant sales.

The following table shows year-to-date Company-owned restaurant openings, closings, and total Company-owned restaurants as of the end of the third quarter.
                             Year-to-date    Year-to-date   Total Open at End
                               Openings        Closings      of Third Quarter
                            Fiscal  Fiscal  Fiscal  Fiscal   Fiscal   Fiscal
                             1999    1998    1999    1998     1999     1998
  Ruby Tuesday               36      25      21      30       330      320
  American Cafe               0       1       1       2        45       47
  Tia's Tex-Mex               2       1       0       0        23       21

The following table shows year-to-date Ruby Tuesday franchised restaurant openings, closings, and total Ruby Tuesday franchised restaurants as of the end of the third quarter.
                             Year-to-date    Year-to-date   Total Open at End
                               Openings        Closings      of Third Quarter
                            Fiscal  Fiscal  Fiscal  Fiscal   Fiscal   Fiscal
                             1999    1998    1999    1998     1999     1998
  Domestic                   23*      31**    0       0        72       32
  International               2        3      0       0         8        5

* - Includes 17 units sold to franchisees.
**- Includes 29 units sold to franchisees.

The Company estimates that approximately eight additional Company-owned Ruby Tuesday restaurants will be opened during the remainder of fiscal 1999. Also, the Company expects domestic franchisees to open approximately four Ruby Tuesday restaurants (exclusive of the two units in Massachusetts sold to a new franchise partner on April 12, 1999).

Revenues:
Company restaurant sales increased $2.6 million (1.5%) to $183.4 million for the quarter ended March 7, 1999 compared to the same quarter of the prior year. Restaurant sales increased $10.6 million (2.0%) for the thirty-nine weeks ended March 7, 1999. This increase is primarily attributable to an increase in units, offset by same store sales which were down slightly for the quarter (but up year-to-date).

Franchise revenues totaled $1.3 million for the thirteen weeks ending March 7, 1999 compared to $0.8 million for the same period in the prior year. For the thirty-nine week period ended March 7, 1999, franchise revenues were $3.2 million compared to $1.1 million for the same period in the prior year. Franchise revenues are predominately comprised of domestic and international royalties which totaled $2.8 million and $1.0 million for the thirty-nine week periods ending March 7, 1999 and February 28, 1998, respectively.

Operating Profits:
Pre-tax income for the quarter ended March 7, 1999 was $18.6 million, an increase of $4.4 million from the corresponding quarter of the prior year. For the thirty-nine week period ended on that same date, pre-tax income was $40.4 million, a $9.1 million increase over the corresponding period of the prior year. The increases in pre-tax income are the result of the addition of new units coupled with the cost changes discussed below.

Cost of merchandise increased $0.3 million (0.7%) to $49.9 million for the quarter ended March 7, 1999 compared to the same quarter of the prior year and $3.1 million (2.1%) for the thirty-nine weeks ended March 7, 1999 compared to the same period of the prior year. As a percentage of Company restaurant sales, the cost of merchandise remained flat at 27.4% for the thirty-nine weeks ended March 7, 1999. This is primarily attributable to the Shrimp Stampede promotion in the current year having a lower plate cost than the Overboard for Shrimp promotion in the prior year, offset by increased dairy product costs.

Payroll and related costs remained relatively flat for the thirteen weeks ended March 7, 1999, but increased $2.1 million for the thirty-nine weeks March 7, 1999, as compared to the same periods of the prior year. However, as a percentage of Company restaurant sales, these expenses decreased slightly from 32.2% to 32.0% for the thirty-nine week period ended March 7, 1999. The decrease is due to improved staffing efficiencies and favorable workers compensation and accident and health insurance claims experience in the current period.

Other operating costs increased $0.2 million (0.5%) and $1.0 million (0.9%) for the thirteen and thirty-nine weeks ended March 7, 1999, respectively, as compared to the same periods of the prior year. As a percentage of Company restaurant sales, however, these costs decreased 20 basis points for the thirty-nine week period ended March 7, 1999. This decrease is primarily due to the sale of units that had higher than system average occupancy costs to franchisees beginning in the second quarter of the prior year, partially offset by additional rent resulting from increased use of the synthetic lease program.

Depreciation and amortization expense increased $0.2 million (2.1%) for the thirteen weeks ended March 7, 1999, but decreased $0.5 million (1.6%) for the thirty-nine weeks ended March 7, 1999, as compared to the same periods of the prior year. As a percentage of Company restaurant sales, depreciation and amortization for the thirty-nine weeks decreased 20 basis points. The decrease primarily results from sales of units to franchisees beginning in the second quarter of the prior year coupled with the increased use of synthetic leases for new unit growth. Additionally, increased average unit volumes caused depreciation and amortization to decrease as a percent of Company restaurant sales.

Selling, general and administrative expenses decreased $1.6 million (11.8%) and $1.6 million (4.1%) for the thirteen and thirty-nine weeks ended March 7, 1999, respectively, as compared to the same periods of the prior year. These expenses for the thirty-nine weeks decreased 40 basis points as a percentage of total revenues primarily due to a reduction in advertising costs resulting from decreased use of the "Neighborhood Introduction Program," a couponing program, for the Ruby Tuesday concept.

Net interest expense decreased $0.4 million (40.1%) and $0.4 million (15.5%) for the thirteen and thirty-nine weeks ended March 7, 1999, respectively, as compared to the same periods of the prior year. The decrease is due to increased interest income as a result of additional notes receivable relating to refranchising and reduced interest on lines of credit due to lower rates.

Income Taxes:
The effective income tax rate was 36.2% and 36.1%, respectively, for the thirteen and thirty-nine weeks ended March 7, 1999 compared to 35.4% and 35.4% for the same periods of the prior year. The Company has placed a greater emphasis on its franchising program in the current year for which it will not realize any tax credits. Accordingly, the effective income tax rate has increased.

                    LIQUIDITY AND CAPITAL RESOURCES
Total assets at March 7, 1999 were $421.1 million, a $11.5 million increase from $409.6 million as of the prior fiscal year end. The significant changes since the end of the prior fiscal year are discussed below.

Cash increased $1.5 million from June 6, 1998.  See the Condensed
Consolidated Statement of Cash Flows for components comprising the change in cash.

Prepaid expenses decreased $2.2 million from June 6, 1998 primarily due to the application of the prior year's income tax receivable against the current year's estimated income tax liability.

Net property and equipment increased $13.5 million from June 6, 1998 primarily due to capital expenditures of $53.4 million offset by depreciation and amortization of $29.6 million, net book value of the Kentucky, Nebraska, and Kansas units sold to franchisees during the current year ($3.5 million), reclassification of units sold on April 12, 1999 in Massachusetts to assets held for disposal ($2.0 million) and reclassification of the salvage value of three closed units in Texas to assets held for disposal ($2.2 million). Additionally, asset impairment charges totaling $2.1 million were recorded in conjunction with the closing of the Texas units and the reclassification of the Massachusetts units to be sold to assets held for disposal.

Other assets increased $6.3 million from June 6, 1998. The majority of the increase resulted from the receipt of 10.0% interest bearing notes in conjunction with the sale of units to franchisees during the second and third quarters ($11.6 million), accrued interest on notes receivable from franchise partners ($0.9 million) and increased value of investments, primarily Company-owned life insurance policies and assets held in the Deferred Compensation Plan ($1.2 million), offset by an additional valuation allowance on the notes receivable ($7.2 million).

Total liabilities at March 7, 1999 were $205.8 million, a $8.3 million increase from $197.5 million as of the end of the prior fiscal year. At March 7, 1999, the Company had $81.0 million in borrowings outstanding under its five-year $100.0 million credit facility and $2.3 million outstanding under committed lines of credit. Total debt increased $2.0 million from the end of the prior fiscal year primarily as a result of additional borrowings to finance construction of new units and stock repurchases. The weighted average interest rate on these borrowings and lines of credit was 5.73% during the third quarter.

At March 7, 1999, the Company had committed lines of credit amounting to $12.2 million ($9.9 million which remained available at March 7, 1999) and non-committed lines of credit amounting to $15.0 million with several banks at varying interest rates. These lines are subject to periodic review by each bank and may be canceled by the Company at any time.

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


                  KNOWN EVENTS, UNCERTAINTIES AND TRENDS
Financial Strategy and Stock Repurchase Plan
The Company employs a financial strategy which utilizes a prudent amount of debt to minimize the weighted average cost of capital while allowing the Company to maintain financial flexibility and the equivalent of an investment-grade (BBB) bond rating. This financial strategy sets a target debt-to-capital ratio of no more than 60%, including operating leases. The strategy also provides for repurchasing Company stock whenever cash flow exceeds funding requirements while maintaining the target capital structure. Pursuant to this strategy, the Company has purchased 1.8 million shares year-to-date. After these repurchases, approximately 1.5 million shares remain available for repurchase under the Company's stock repurchase programs. At the April 12, 1999 meeting of the Company's Board of Directors, the Board authorized the repurchase of an additional 6.5 million shares of Company common stock, bringing the total number of remaining shares authorized to be repurchased to approximately 8.0 million shares.

Cash Dividend
During fiscal 1997, the Board of Directors approved a dividend policy as a means of returning excess capital to its shareholders. This policy calls for payment of semi-annual dividends of $0.045 per share. The payment of a dividend in any particular future period and actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future as currently anticipated. Dividends totaling approximately $2.9 million were paid through the third quarter of fiscal 1999.

Year 2000 Issue
The Company recognizes the need to ensure that its operations, as well as those of third parties with whom the Company conducts business, will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems through a combination of actions including the implementation, upgrading and enhancing of new financial, payroll, and human resource software packages that are Year 2000 compliant and a coordinated review of the Year 2000 readiness of key suppliers, financial institutions and others with which it does business.

The Company continues to make great strides towards ensuring that its information technology and other systems and third party vendor systems will be Year 2000 compliant. The telecommunications systems at both the Maryville and Mobile Restaurant Support Centers have been replaced with systems that are believed to be Year 2000 compliant and are currently being used.

With regard to information technology systems, the Company has implemented a new client-server system for its financial, payroll and human resources systems at its support centers and regional offices. The Company activated the financial system in October, 1998 and the payroll and human resource systems in March, 1999. These systems have been successfully tested through Year 2043. The Company intends to upgrade and further enhance the installed software to a version certified to be Year 2000 compliant. Current expectations are that this certified version will be fully implemented and operational by July, 1999. In addition, older systems in the individual restaurants have already been replaced by new Year 2000 compliant systems.

The Company has compiled a list of third party vendors who are being monitored continuously regarding their compliance with Year 2000 issues. The vendors identified are being requested to provide representation to the Company when they become compliant. Currently, there are several vendors which are still completing their implementations of Year 2000 compliant systems. At the present time, the Company does not expect there to be any major vendors which will not be compliant by calendar year end. Accordingly, the Company does not expect its operations to be materially adversely affected.

The Company has incurred approximately 74% of the total estimated $6.6 million to be spent on converting, upgrading and enhancing systems which address, among other priorities, the Year 2000 issue. The majority of these costs relate to the new financial, payroll and human resource software packages. Funds have been, and will continue to be, provided by income from continuing operations. The computer systems in the individual restaurants and the telecommunications systems for the Company were scheduled to be replaced as a result of Company growth and not as a direct result of Year 2000 issues.

Regarding the Year 2000 issue, the greatest risk to the Company is that the systems placed in service by the Company itself and/or its vendors will not be fully operational by the end of calendar year 1999. This could adversely impact the day to day operations of the Company.
However, it is the Company's belief that all of its systems will be Year 2000 compliant by July, 1999. As previously disclosed, although there are several vendors not Year 2000 compliant at this time, the Company currently does not anticipate any material problems with its major vendors. The Company believes at this time that no changes to its current major vendors will be required, however, as the end of calendar year 1999 approaches, the Company will begin identifying alternative vendors for those vendors not Year 2000 compliant. Although the Company does not expect having to look for alternative vendors, the Company does not anticipate any problems locating them. Based on progress to date as described above, the Company does not believe that its operations will be materially impacted by the Year 2000 problems.

              SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION
The foregoing section contains various "forward-looking statements" which represent the Company's expectations or beliefs concerning future events, including future financial performance and unit growth (both Company-owned and franchised). The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from those included in the forward-looking statements including, without limitation, the following: consumer spending trends and habits; increased competition in the casual dining restaurant market; weather conditions in the regions in which Company-owned and franchised restaurants are operated; consumers' acceptance of the Company's development concepts; laws and regulations affecting labor and employee benefit costs; costs and availability of food and beverage inventory; the Company's ability to attract qualified managers and franchisees; the state of Year 2000 readiness of third parties with which the Company does business; changes in the availability of capital; and general economic conditions.

                      PART II - OTHER INFORMATION
                                ITEM 1.
                          LEGAL PROCEEDINGS
The Company is currently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of its business. In addition, the Company, as successor to Morrison Restaurants Inc. ("Morrison"), is a party to a case (Morrison Restaurants Inc. v. United States of America, et al.), originally filed by Morrison in 1994 to claim a refund of taxes paid in the amount of approximately $3,000 and abatement of taxes assessed by the Internal Revenue Service ("IRS") against Morrison on account of the employer's share of FICA taxes on unreported tips allegedly received by employees. The IRS filed a counterclaim for approximately $7,000 in additional taxes. The case was decided by the U.S. District Court in favor of the Company in February 1996 on summary judgment. The IRS appealed the District Court's decision and, on August 12, 1997, the U.S. Court of Appeals for the Eleventh Circuit reversed the award of summary judgment and remanded the case to the District Court for proceedings consistent with the Court's opinion. In its reversal, the Eleventh Circuit upheld the IRS' enforcement policy with respect to the employer's share of FICA taxes on allegedly unreported tips. The Company subsequently petitioned the U.S. Court of Appeals for a review of the matter by the full Court. Such petition was denied. There are four additional lawsuits on this issue filed by other restaurant companies pending in other U.S. federal courts. In September, 1998, the District Court in Northern California held in favor of the taxpayer on the identical issue in Fior d Italia v. United States ("Fior"). The District Court rejected the holding of the Eleventh Circuit holding, inter alia, that the Eleventh Circuit opinion was rejected by recently expressed congressional intent. The IRS' motion for reconsideration in light of the Federal Circuit's decision in The Bubble Room v. United States (infra) was denied. The IRS has stated its intention to appeal Fior. In October 1998, in a split decision, the United States Court of Appeals for the Federal Circuit issued a decision unfavorable to the taxpayer in The Bubble Room v. United States. The taxpayer's petition for a rehearing En Banc was also denied. Although the amount in dispute is not material, it is possible that the IRS will attempt to assess taxes in additional units of the Company (as well as other restaurant companies). In such event, the Company believes that a business tax credit would be available to the Company to offset, over a period of years, a majority of any additional taxes determined to be due.

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

             RUBY TUESDAY , INC.
                (Registrant)

4/20/99      By: /s/ J. RUSSELL MOTHERSHED
 DATE            J. RUSSELL MOTHERSHED
                 Senior Vice President and
                 Chief Financial Officer

                             EXHIBIT INDEX

Exhibit
Number 	                Description

27.1              Financial Data Schedule