Form 10-K
period 1999-06-06
RUBY TUESDAY INC
filed 1999-08-30
CIK 68270

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 6, 1999
                              OR
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from           to

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on August 11, 1999 as reported on the New York Stock Exchange, was approximately $594,776,711.

The number of shares of the Registrant's common stock outstanding at August 11, 1999 was 32,041,843.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 6, 1999 are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive proxy statement dated August 27, 1999 are incorporated by reference into Part III.



                                  	INDEX

	                                  PART I
                                                          Page
                                                         Number
Item 1.   Business                                          4-8

Item 2.   Properties                                        8-9

Item 3.   Legal Proceedings                                   9

Item 4.   Submission of Matters to a Vote of
          Security Holders                                   10

          Executive Officers of the Company               10-11

	                                 PART II

Item 5.   Market for the Registrant's Common Equity and
          Related Shareholder Matters                        11

Item 6.   Selected Financial Data                            11

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations      11

Item 7A.  Quantitative and Qualitative Disclosure About
          Market Risk                                        12

Item 8.   Financial Statements and Supplementary Data        12

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure             12

	                                 PART III

Item 10.  Directors and Executive Officers of the
          Registrant                                         12

Item 11.  Executive Compensation                             12

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                              13

Item 13.  Certain Relationships and Related Transactions     13

	                                 PART IV
Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                             13-19

PART I
Item 1.     Business.

General

The first Ruby Tuesday restaurant was opened in 1972 in Knoxville, Tennessee near the campus of the University of Tennessee. The Ruby Tuesday concept, with 16 operational units, was acquired by Morrison Restaurants Inc. ("Morrison") in 1982. During the following years, Morrison added other casual dining concepts, including the internally-developed American Cafe (formerly "Mozzarella's American Cafe" and "Silver Spoon"). In January 1995, Morrison completed the acquisition of Tias Inc., a chain of Tex-Mex restaurants, which allowed it to enter into one of the fastest growing segments of the casual dining market. In a spin-off transaction effective March 9, 1996, shareholders of Morrison approved the distribution of two separate businesses of Morrison to its shareholders. In conjunction with the spin-off, Morrison was reincorporated in the State of Georgia and changed its name to Ruby Tuesday, Inc. (the "Company").

The Company moved into franchising in 1997 with the opening of one domestic franchised Ruby Tuesday restaurant and two international franchised Ruby Tuesday restaurants. Since 1997, agreements for the franchise development of new Ruby Tuesday restaurants have been signed with 15 casual-dining operators who became domestic franchise partners and six international franchisees. In conjunction with the signing of the agreements with the domestic franchise partners, the Company sold 66 restaurants in its non-priority growth markets to the franchise partners. During fiscal 1998, the Company moved its executive and certain other administrative support departments to a new Restaurant Support Services Center in Maryville, Tennessee.

The information presented below relates to the business of the Company following the spin-off transaction in 1996 unless the context indicates otherwise.

Operations

The Company owns and operates three casual dining concepts comprised of Ruby Tuesday, American Cafe and Tia's Tex-Mex restaurants. The Company also offers franchises for the Ruby Tuesday concept in domestic and international markets. As of June 6, 1999, the Company owned and operated 403 casual dining restaurants in 32 states. Also, as of fiscal year end, franchise operations included 78 domestic units located in 11 states and seven international units located in the Asian Pacific Region and Chile.

Ruby Tuesday
Ruby Tuesday restaurants are casual, full-service restaurants with warm woods, whimsical artifacts and classic Tiffany lamps which create a comfortable, nostalgic look and feel. As part of a continuing focus on making Ruby Tuesday feel even more fun and a little more casual, the Company has added black and white checked table cloths to accent the tables, servers dressed in red polo shirts, black pants, and short black aprons, and lighter, brighter wall colors. Ruby Tuesday's menu is based on variety, with something for just about everyone. Some of Ruby Tuesday's most popular entree items which are prepared fresh daily are: fajitas, baby-back ribs, chicken entrees, pasta entrees, soups, sandwiches, salad bar, and signature Tallcake desserts in strawberry and chocolate-Oreo varieties. Entree selections range in price from $4.99 to $13.99.

At June 6, 1999, the Company owned and operated 335 Ruby Tuesday units concentrated primarily in the Southeast, Northeast, Mid-Atlantic and Midwest regions. Ruby Tuesday is the Company's primary growth vehicle. The Company intends to open approximately 42-46 additional Company owned units in fiscal 2000 with the majority of new units expected to be opened in existing markets. The concept's current development plans call for a continued shift towards freestanding units versus mall-based with approximately 95% of new units scheduled to be freestanding. Existing prototypes range in size from 3,300 to 5,700 square feet with seating for 128 to 234 guests. Located on smaller, and therefore less expensive, parcels of land, the Company's new 5,000 square-foot, 206-seat units are more efficient and cost less to build. The new units are being operated by Managing Partners who have a financial stake in the success of their restaurants and generate average-unit volume that exceeds the system average. Because they cost less to open but are able to generate sales at the same or greater level than larger units, the Company believes its new units provide the opportunity for improved unit-level returns on investment. Other than population and traffic volume, site criteria requirements for new units include annual household incomes ranging from $30,000 to $50,000 and good accessibility and visibility of the location.

American Cafe
American Cafe is a Company-developed, full-service restaurant with a menu that features a variety of pastas and thin-crust gourmet pizzas, along with made-from-scratch soups, entree salads and sandwiches, fresh seafood selections, prime steak and grilled chicken all prepared with signature recipes. Entree selections range in price from $5.99 to $13.99.

American Cafe's decor is upbeat and colorful with polished wood trim and paneling, European poster art, strings of overhead lights and tile floors. Displays of olive oil, tomatoes, pasta and other food products contribute to the appeal of the restaurant. Servers approach the guests dressed in white button-down shirts and black trousers accented with a colorful tie.

American Cafe restaurants are primarily located in the Southeast and Mid-Atlantic regions. At June 6, 1999, the Company operated 45 American Cafe units. In an effort to concentrate on improving the operational efficiency and effectiveness of existing units, the Company does not currently intend to open any new American Cafe units in fiscal 2000.

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

Tia's menu items, which are all fresh and made from scratch, include an array of traditional Tex-Mex favorites such as: fajitas, enchiladas, tacos, nachos and quesadillas and a selection of unique grilled and sauteed dishes. The menu also provides the guest with a variety of appetizers and desserts. Entree items range in price from $5.79 to $24.99. Chips are cooked fresh throughout the day and served with just-made salsa to every guest. Each guest is greeted by a casually dressed server wearing a red polo shirt, blue jeans and a short black apron.

The Company operated 23 Tia's at the end of fiscal 1999 and plans to open three to four units in fiscal 2000. New and existing units will be and are located in the Southwest, Southeast and Mid-Atlantic regions. New units will be approximately 5,000 square feet, with seating capacity for 211 visitors. New Tia's restaurants are considered in areas with annual household incomes greater than $40,000, with sites which are visible, accessible and meet certain population and traffic criteria.

Franchising
The domestic franchise program, which the Company began in fiscal 1997, allows the Company to become a financial partner with some of the best restaurant operators from the casual dining industry. Domestic franchising efforts are concentrated outside the Company's core growth markets. Pursuant to the franchise agreements, the Company receives development and license fees from the franchisees for the right to develop and operate Ruby Tuesday restaurants in their respective areas over the next several years. The Company also receives royalty fees from the franchisees based on a percentage of each restaurant's sales as well as support service revenues for providing a variety of services, including the maintenance of franchisees' accounting records.

In order to assist the franchise partners in obtaining capital needed for new unit development, the Company has established a $52.5 million loan facility with a group of banks. The Company, as sponsor of the loan facility, serves as partial guarantor for the draws made on this revolving line-of-credit.

During fiscal 1999, the Company sold 19 Ruby Tuesday units to several domestic franchisees and eight new Ruby Tuesday units were opened by franchisees, bringing the total of domestic franchised units to 78 with 15 domestic franchise partners and one traditional franchisee as of June 6, 1999. The 78 units are located in the following states: Arizona (7), Colorado (11), Florida (37), Kansas (2), Kentucky (6), Massachusetts (2), Minnesota (3), Missouri (1), Nebraska (1), New York (6) and Utah (2). Subsequent to year end, the Company entered into letters of intent with four potential franchise partners which provide, among other things, for the sale of 22 units in Michigan, nine in Illinois and three in Indiana during fiscal 2000. As of June 6, 1999, 28 of these units to be sold were open. The remaining six are expected to open by the end of the second quarter of fiscal 2000.

The Company's International Division, which was established in fiscal 1997, continued its international franchise development by opening two international franchise units during the year. One international franchise unit in Taiwan closed during the year. At present, the Company has seven international franchised units with two franchisees located in the Asia-Pacific region and Chile. As of June 6, 1999, the Company has signed agreements with four additional international franchisees which call for restaurants to be opened beginning in the second quarter of fiscal 2000. The Company receives development and license fees from international franchisees for the right to develop and operate Ruby Tuesday restaurants and royalties fees based on a percentage of each restaurant's sales. The International Division intends to develop relationships with large companies around the world for global franchise expansion of the Ruby Tuesday brand.

Training

WOW-U, located in the Maryville, Tennessee Restaurant Support Services Center, serves as the centralized training center for all the Company's restaurant managers and the franchise partners. Facilities include classrooms and a test kitchen. WOW-U provides managers and franchise partners the opportunity to gather for intensive, on-going instruction and interaction. Programs include classroom instruction and various team competitions which are designed to contribute to the skill and enhance the dedication of the Company's teams and to strengthen its corporate culture. Further contributing to the training experience is RT Lodge which is located on a wooded campus just minutes from the Restaurant Support Services Center. RT Lodge serves as the lodging quarters and dining facility for those attending WOW-U. After a long day of instruction and competition, trainees have the opportunity to dine and socialize with fellow team members in a relaxed and tranquil atmosphere.

Research and Development

The Company does not engage in any material research and development activities. The Company, however, engages in on-going studies in connection with the development of menu items for all of its restaurant concepts. Additionally, it conducts consumer research to determine guest preferences, trends, and opinions.

Raw Materials

The Company has entered into a five year contract with U.S. Foodservice, Inc. for the purchase of raw materials under a cost-plus arrangement. The contract expires on March 3, 2003. If U.S. Foodservice, Inc. is unable to meet the Company's supply needs, the Company negotiates directly with primary suppliers to obtain competitive prices. The Company uses purchase commitment contracts to stabilize the potentially volatile pricing associated with certain commodities. Because of the relatively short storage life of inventories, limited storage facilities at the restaurants themselves, the Company's requirement for freshness and the numerous sources of goods, a minimum amount of inventory is maintained at the units. If necessary, all essential food, beverage and operational products are available and can be obtained from alternative suppliers in all cities in which the Company operates.

Trademarks of the Company

The Company or its affiliates has registered certain trademarks and service marks, with the United States Patent and Trademark Office, including Ruby Tuesday, The American Cafe, and Tia's. The Company holds an exclusive license to use all such trade and service marks from such affiliates which includes the right to sub-license. The Company believes that these and other related marks are of material importance to the Company's business. Registrations of the trademarks listed above expire from 2004 to 2005, unless renewed.

Seasonality

The Company's business is moderately seasonal. Average restaurant sales of the Company are slightly higher during the winter months than during the summer months as the Company's mall-based restaurants, which currently represent slightly over 50% of the Company's total restaurants and average higher unit volumes, generally peak during the holiday season. Freestanding restaurant sales are higher in the summer months.

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

Personnel

The Company employs approximately 8,400 full-time and 18,800 part-time employees. The Company believes working conditions are favorable and employee compensation is comparable with its competition. None of the Company's employees are covered by a collective bargaining agreement.

Item 2.  Properties.

Information regarding the locations of the Company's Ruby Tuesday, American Cafe and Tia's Tex-Mex operations is shown in the list below. Of the 403 Company-owned and operated restaurants as of June 6, 1999, the Company owned the buildings and held long-term land leases for 97 restaurants, owned the land and buildings for 61 restaurants, and held leases covering land and buildings for 245 restaurants. The Company's Restaurant Support Services Center in Maryville, Tennessee which was opened in fiscal 1998 is covered under a lease agreement with an initial term of five years from October 2, 1998 with two five-year renewal options. Executive and certain other administrative personnel of the Company are located in the Maryville Support Sevices Center. The Company also has a Restaurant Support Services Center facility located in Mobile, Alabama, which is leased under a long-term lease agreement.

Additional information concerning the properties of the Company and its leasing arrangements is incorporated herein by reference to Note 4 of the Notes to Consolidated Financial Statements included in the Annual Report to Shareholders for the fiscal year ended June 6, 1999.

As of June 6, 1999, the Company operated 403 restaurants, including 335 Ruby Tuesday, 45 American Cafe and 23 Tia's Tex-Mex restaurants in the following locations:

Alabama (35)        Louisiana (4)       North Carolina (12)
Arkansas (4)        Maine (1)           Ohio (18)
Connecticut (11)    Maryland (22)       Oklahoma (1)
Delaware (4)        Massachusetts (5)   Pennsylvania (21)
Florida (23)        Michigan (19)       Rhode Island (1)
Georgia (42)        Mississippi (5)     South Carolina (11)
Illinois (12)       Missouri (11)       Tennessee (36)
Indiana (8)         Nebraska (1)        Texas (15)
Iowa (1)            New Hampshire (2)   Virginia (44)
Kansas (1)          New Jersey (13)     West Virginia (1)
Kentucky (1)        New York (18)

Item 3.  Legal Proceedings.

The Company is currently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of its business. In addition, the Company, as successor to Morrison Restaurants Inc. ("Morrison"), is a party to a case (Morrison Restaurants Inc. v. United States of America, et al.), originally filed by Morrison in 1994 to claim a refund of taxes paid in the amount of approximately $3,000 and abatement of taxes assessed by the Internal Revenue Service ("IRS") against Morrison on account of the employer's share of FICA taxes on unreported tips allegedly received by employees. The IRS filed a counterclaim for approximately $7,000 in additional taxes. The case was decided by the U.S. District Court in favor of the Company in February 1996 on summary judgment. The IRS appealed the District Court's decision and, on August 12, 1997, the U.S. Court of Appeals for the Eleventh Circuit reversed the award of summary judgment and remanded the case to the District Court for proceedings consistent with the Court's opinion. In its reversal, the Eleventh Circuit upheld the IRS' enforcement policy with respect to the employer's share of FICA taxes on allegedly unreported tips. The Company subsequently petitioned the U.S. Court of Appeals for a review of the matter by the full Court. Such petition was denied. There are four additional lawsuits on this issue filed by other restaurant companies pending in other U.S. federal courts. In September, 1998, the District Court in Northern California held in favor of the taxpayer on the identical issue in Fior d Italia v. United States ("Fior"). The District Court rejected the holding of the Eleventh Circuit holding, inter alia, that the Eleventh Circuit opinion was rejected by recently expressed congressional intent. The IRS' motion for reconsideration in light of the Federal Circuit's decision in The Bubble Room v. United States (infra) was denied. The IRS has appealed the district court's ruling on Fior. In October 1998, in a split decision, the United States Court of Appeals for the Federal Circuit issued a decision unfavorable to the taxpayer in The Bubble Room v. United States. The taxpayer's petition for a rehearing En Banc was also denied.
Although the amount in dispute is not material, it is possible that the IRS will attempt to assess taxes in additional units of the Company (as well as other restaurant companies). In such event, the Company believes that a business tax credit would be available to the Company to offset, over a period of years, a majority of any additional taxes determined to be due. Moreover, the Company is a participant in an IRS enforcement program which would eliminate the risk of additional assessments by the IRS in return for a restaurant employer's proactive role in encouraging employee tip reporting. In light of the proactive role of the Company, the protection against additional assessment afforded by the agreement should be available to the Company. In the opinion of management, the ultimate resolution of all pending legal proceedings will not have a material adverse effect on the Company's operations or financial position.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.


Executive Officers of the Company.

Executive officers of the Company are appointed by and serve at the discretion of the Company's Board of Directors. Information regarding the Company's executive officers as of August 11, 1999 is provided below.

                                                          Executive
                                                           Officer
Name                  Age     Position with the Company     Since


S. E. Beall, III       49     Chairman of the Board and      1982
                              Chief Executive Officer

R. D. McClenagan       51     President- Ruby Tuesday        1985
                              Division

J. R. Mothershed       51     Senior Vice President and      1992
                              Chief Financial Officer,
                              Treasurer and Assistant
                              Secretary

S. L. Turner           46     Executive Vice President,      1997
                              Human Resources and
                              Performance Management

D. T. Cronk            46     Senior Vice President,         1997
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

Mr. Mothershed joined Morrison in July 1972 and was named Senior Vice President, Finance in March 1994. Mr. Mothershed has been Senior Vice President of the Company since the Distribution and in June 1996 was also named Chief Financial Officer of the Company. He served as Vice President, Controller and Treasurer of Morrison from March 1989 until March 1994 and Vice President, Controller and Treasurer of the Ruby Tuesday division of Morrison from October 1992 to April 1994.

Ms. Turner joined Ruby Tuesday in September 1997 and has served as Executive Vice President, Human Resources and Performance Management since June 1999. From September 1997 until June 1999, Ms. Turner served as Senior Vice President-Human Resources. Prior to joining the Company, Ms. Turner served as Senior Vice President-Human Resources of Hasbro, Inc. from 1993 to 1997.

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

PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Shareholder Matters.

Certain information required by this item is incorporated herein by reference to Note 10 of the Notes to Consolidated Financial Statements of the Registrant's Annual Report to Shareholders for the fiscal year ended June 6, 1999.

During fiscal 1997, the Board of Directors approved a dividend policy as a means of returning excess capital to its shareholders. This policy calls for payment of semi-annual dividends of $.045 per share. The payment of a dividend in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future as currently anticipated. The Company declared and paid its first semi-annual dividend since the Distribution during the third quarter of fiscal 1998. In fiscal 1999, the Company declared and paid semi-annual dividends in the first and third quarters. On July 1, 1999, the Company's Board of Directors declared a semi-annual dividend of $.045 per share payable on July 30, 1999 to shareholders of record as of record on July 16, 1999. Under various financing agreements, the Company has agreed to restrict dividend payments (other than stock dividends) and purchases of its capital stock (collectively, "Restricted Payments") to amounts based on earnings after fiscal year 1996. Specifically, the maximum amount available for Restricted Payments at any time is the excess of shareholders' equity above $180 million plus 100% of any equity or subordinate debt offerings. At June 6, 1999, the maximum amount of permissible Restricted Payments was $41.8 million.


Item 6.  Selected Financial Data.

The information contained under the caption "Summary of Operations" of the Registrant's Annual Report to Shareholders for the fiscal year ended June 6, 1999 is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Registrant's Annual Report to Shareholders for the fiscal year ended June 6, 1999 is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

"Disclosures About Market Risk" contained within "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 20 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 6, 1999 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

The following consolidated financial statements and the related report of the Company's independent auditors contained in the Registrant's Annual Report to Shareholders for the fiscal year ended June 6, 1999 are incorporated herein by reference:

     Consolidated Statements of Income - Fiscal years ended
     June 6, 1999, June 6, 1998 and May 31, 1997.

     Consolidated Balance Sheets - As of June 6, 1999 and June 6, 1998.

     Consolidated Statements of Shareholders' Equity - Fiscal years ended June 6, 1999, June 6, 1998 and May 31, 1997.

     Consolidated Statements of Cash Flows - Fiscal years ended
     June 6, 1999, June 6, 1998 and May 31, 1997.

     Notes to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


PART III

Item 10. Directors and Executive Officers of the Company.

(a) The information regarding directors of the Company is incorporated herein by reference to the information set forth in the table captioned "Director and Director Nominee Information" under "Election of Directors" in the definitive proxy statement of the Registrant dated August 27, 1999 relating to the Registrant's annual meeting of shareholders to be held on September 30, 1999.

(b) Pursuant to Form 10-K General Instruction G(3), the information regarding executive officers of the Company has been included in Part I of this Report under the caption "Executive Officers of the Company".

Item 11.  Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions "Executive Compensation" and "Directors' Fees and Attendance" in the definitive proxy statement of the Registrant dated August 27, 1999 relating to the Registrant's annual meeting of shareholders to be held on September 30, 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

The information required by this Item 12 is incorporated herein by reference to the information set forth in the table captioned "Beneficial Ownership of Common Stock" under "Election of Directors" in the definitive proxy statement of the Registrant dated August 27, 1999 relating to the Registrant's annual meeting of shareholders to be held on September 30, 1999.

Item 13.  Certain Relationships and Related Transactions.

The information required by this Item 13 is incorporated herein by reference to the information set forth under the caption "Certain
Transactions" in the definitive proxy statement of the Registrant dated August 27, 1999 relating to the Registrant's annual meeting of shareholders to be held on September 30, 1999.


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are incorporated by reference into or are filed as a part of this report:

1.  Financial Statements:

    The following consolidated financial statements and the independent auditors' report thereon, included in the Registrant's Annual Report to Shareholders for the fiscal year ended June 6, 1999, a copy of which is contained in the exhibits to this report, are incorporated herein by
    reference:
                                                  Page Reference
                                                 in paper version
                                                 of Annual Report
                                                  to Shareholders
         Consolidated Statements of Income for
         the fiscal years ended June 6, 1999,
         June 6, 1998 and May 31, 1997                    24

         Consolidated Balance Sheets as of
         June 6, 1999 and June 6, 1998                    25

         Consolidated Statements of Shareholders'
         Equity for the fiscal years ended
         June 6, 1999, June 6, 1998 and
         May 31, 1997                                     26

         Consolidated Statements of Cash Flows
         for the fiscal years ended June 6, 1999,
         June 6, 1998 and May 31, 1997                    27

         Notes to Consolidated Financial Statements       28-39

         Report of Independent Auditors                   40

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

10.32 Form of Third Amendment to  Management Retirement Plan.* (1)

10.33 Form of Third Amendment to Salary Deferral Plan.* (1)

10.34 Form of First Amendment to Deferred Compensation Plan.* (1)

10.35 Form of Second Amendment to Retirement Plan.* (1)

10.36 Form of Fourth Amendment to 1987 Stock Bonus and Non-
      Qualified Stock Option Plan.* (1)

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

10.58 Omnibus Amendment dated October 2, 1998 to Master Agreement dated as of May 30, 1997. (20)

10.59 Amended and Restated Loan Facility Agreement and Guaranty by and among Ruby Tuesday, Inc., Suntrust Bank, Atlanta, and the other lender signatories thereto dated October 2, 1998. (21)

10.60 Master Agreement dated as of June 3, 1998 among Ruby Tuesday, Inc., as Lessee and Guarantor, Atlantic Financial Group , LTD., as lessor, Nationsbank, N.A., as a Lender, Union Planters Bank, N.A., as a Lender, First Union National Bank, as a Lender, and SunTrust Bank, Atlanta, as Agent and as a Lender; together with the Lease Agreement dated as of June 3, 1999 between Atlantic Financial Group, LTD., as lessor and Ruby Tuesday, Inc. as lessee; the Loan Agreement dated as of June 3, 1999 among Atlantic Financial Group, LTD., as lessor and borrower, the financial institutions party hereto, as lenders, and SunTrust Bank Atlanta, as Agent; the Construction Agency Agreement dated as of June 3, 1999 among Atlantic Financial Group, LTD. and Ruby Tuesday, Inc., as construction agent; and Appendix A to Master Agreement, Lease, Loan Agreement and Construction Agency Agreement.

10.61 Form of Second Amendment to the Ruby Tuesday, Inc. 1996 Non-Executive Stock Incentive Plan (formerly the 1993 Non-
      Executive Stock Incentive Plan).*



13 Annual Report to Shareholders for the fiscal year ended June 6, 1999 (Only portions specifically incorporated by reference in the Form 10-K are being filed herewith).

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

(11) Incorporated by reference to Exhibit (2) to the Current
     Report on Form 8-K dated July 27, 1995 of Morrison
     Restaurants Inc. (File No. 1-12454).

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

(19) Incorporated by reference to Exhibit of the same number on Form 10-K for Ruby Tuesday, Inc. for the fiscal year ended
     June 6, 1998 (File No. 1-12454).

(20) Incorporated by reference to Exhibit 99.1 on Form 10-Q for
     Ruby Tuesday, Inc. for the quarter ended September 6, 1998
     (File No. 1-12454).

(21) Incorporated by reference to Exhibit 99.2 on Form 10-Q for
     Ruby Tuesday, Inc. for the quarter ended September 6, 1998
     (File No. 1-12454).

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


Date 8/30/99            By: /s/ Samuel E. Beall, III
                            Samuel E. Beall, III
                            Chairman of the Board and
                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date 8/30/99            By: /s/ Samuel E. Beall, III
                            Samuel E. Beall, III
                            Chairman of the Board and
                            Chief Executive Officer

Date 8/30/99            By: /s/ J. Russell Mothershed
                            J. Russell Mothershed
                            Senior Vice President, Finance
                            Chief Financial Officer
                            Treasurer and Assistant Secretary

Date 8/30/99            By: /s/ John B. McKinnon

                            John B. McKinnon
                            Director

Date 8/30/99            By: /s/ Dr. Donald Ratajczak
                            Dr. Donald Ratajczak
                            Director

Date 8/30/99            By: /s/ Dolph W. von Arx
                            Dolph W. von Arx
                            Director

Date 8/30/99            By: /s/ Claire L. Arnold
                            Claire L. Arnold
                            Director

Date 8/30/99            By: /s/ Dr. Benjamin F. Payton
                            Dr. Benjamin F. Payton
                            Director

Date 8/30/99            By: /s/ James A. Haslam, III
                            James A. Haslam, III
                            Director


Date 8/30/99            By: /s/ Elizabeth L. Nichols
                            Elizabeth L. Nichols
                            Director



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

10.32  Form of Third Amendment to  Management Retirement Plan.* (1)

10.33  Form of Third Amendment to Salary Deferral Plan.* (1)

10.34  Form of First Amendment to Deferred Compensation Plan.* (1)

10.35  Form of Second Amendment to Retirement Plan.* (1)

10.36  Form of Fourth Amendment to 1987 Stock Bonus and Non-
       Qualified Stock Option Plan.* (1)

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

10.58 Omnibus Amendment dated October 2, 1998 to Master Agreement dated as of May 30, 1997. (20)

10.59 Amended and Restated Loan Facility Agreement and Guaranty by and among Ruby Tuesday, Inc., Suntrust Bank, Atlanta, and the other lender signatories thereto dated October 2, 1998. (21)

10.60 Master Agreement dated as of June 3, 1998 among Ruby Tuesday, Inc., as Lessee and Guarantor, Atlantic Financial Group , LTD., as lessor, Nationsbank, N.A., as a Lender, Union Planters Bank, N.A., as a Lender, First Union National Bank, as a Lender, and SunTrust Bank, Atlanta, as Agent and as a Lender; together with the Lease Agreement dated as of June 3, 1999 between Atlantic Financial Group, LTD., as lessor and Ruby Tuesday, Inc. as lessee; the Loan Agreement dated as of June 3, 1999 among Atlantic Financial Group, LTD., as lessor and borrower, the financial institutions party hereto, as lenders, and SunTrust Bank Atlanta, as Agent; the Construction Agency Agreement dated as of June 3, 1999 among Atlantic Financial Group, LTD. and Ruby Tuesday, Inc., as construction agent; and Appendix A to Master Agreement, Lease, Loan Agreement and Construction Agency Agreement.

10.61 Form of Second Amendment to the Ruby Tuesday, Inc. 1996 Non-Executive Stock Incentive Plan (formerly the 1993 Non-
       Executive Stock Incentive Plan).*


13 Annual Report to Shareholders for the fiscal year ended June 6, 1999 (Only portions specifically incorporated by reference in the Form 10-K are being filed herewith).

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

(11)  Incorporated by reference to Exhibit (2) to the Current
      Report on Form 8-K dated July 27, 1995 of Morrison
      Restaurants Inc. (File No. 1-12454).

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

(19) Incorporated by reference to Exhibit of the same number on Form 10-K for Ruby Tuesday, Inc. for the fiscal year ended
      June 6, 1998 (File No. 1-12454).

(20)  Incorporated by reference to Exhibit 99.1 on Form 10-Q for
      Ruby Tuesday, Inc. for the quarter ended September 6, 1998
      (File No. 1-12454).

(21)  Incorporated by reference to Exhibit 99.2 on Form 10-Q for
      Ruby Tuesday, Inc. for the quarter ended September 6, 1998
      (File No. 1-12454).