Form 10-Q
period 1999-09-05
RUBY TUESDAY INC
filed 1999-10-20
CIK 68270

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-Q

X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
	   SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended  SEPTEMBER 5, 1999
                                OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
           For the transition period from                to

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

                               31,058,182
(Number of shares of $0.01 par value common stock outstanding as of October 15,
1999)

                  Exhibit Index appears on page 16

                                INDEX
                                                     PAGE
                                                    NUMBER
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

        CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
        SEPTEMBER 5, 1999 AND JUNE 6, 1999.............3

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THIRTEEN WEEKS ENDED
        SEPTEMBER 5, 1999 AND SEPTEMBER 6, 1998........4

        CONDENSED CONSOLIDATED STATEMENTS OF CASH
        FLOWS FOR THE THIRTEEN WEEKS ENDED
        SEPTEMBER 5, 1999 AND SEPTEMBER 6, 1998........5

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL
        STATEMENTS.....................................6-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS..................................7-12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK....................................N/A

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..............................13

ITEM 2. CHANGES IN SECURITIES..........................NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES................NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS..............................NONE

ITEM 5. OTHER INFORMATION..............................NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............14

SIGNATURES.............................................15

                                  2

                    PART I - FINANCIAL INFORMATION
                                ITEM 1
                          RUBY TUESDAY, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS EXCEPT PER-SHARE DATA)



                                                               SEPTEMBER 5,         JUNE 6,
                                                                  1999               1999
                                                              (UNAUDITED)          (NOTE A)
Assets
Current assets:
      Cash and short-term investments..................          $  9,873          $  9,117
      Accounts and notes receivable....................             3,973             5,406
      Inventories......................................             9,517             9,522
      Income tax receivable............................                               2,544
      Prepaid expenses.................................             6,898            10,275
      Deferred income taxes............................             2,803             2,165
      Assets held for disposal.........................            22,663            15,725
        Total current assets...........................            55,727            52,210

Property and equipment - at cost.......................           502,693           503,333
      Less accumulated depreciation and amortization...          (188,353)         (185,842)
                                                                  314,340           317,491

Costs in excess of net assets acquired.................            18,868            19,037
Other assets...........................................            43,606            42,077

          Total assets.................................          $432,541          $430,815

Liabilities & shareholders' equity
Current liabilities:
      Accounts payable.................................          $ 33,867          $ 27,605
      Short-term borrowings............................            11,215             8,720
      Accrued liabilities:
        Taxes, other than income taxes.................             9,736            11,256
        Payroll and related costs......................             8,839            13,283
        Insurance......................................             8,916             9,379
        Rent and other.................................            15,078            13,789
        Income taxes payable...........................             2,179
      Current portion of long-term debt................               128               126
          Total current liabilities....................            89,958            84,158

Long-term debt.........................................            76,735            76,767
Deferred income taxes..................................             7,004             6,653
Deferred escalating minimum rents......................            12,194            12,025
Other deferred liabilities.............................            30,767            29,411
Shareholders' equity:
      Common stock, $0.01 par value;(authorized 100,000
       shares; issued 31,314 @ 9/5/99; 32,017 @ 6/6/99)               313               320
      Capital in excess of par value...................             7,253             4,049
      Retained earnings................................           208,892           218,007
                                                                  216,458           222,376
      Deferred compensation liability payable in
       Company stock...................................             3,269             2,887
      Company stock held by deferred compensation plan.            (3,269)           (2,887)
      Accumulated other comprehensive income...........              (575)             (575)
                                                                  215,883           221,801

          Total liabilities & shareholders' equity.....          $432,541          $430,815

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 3

                          RUBY TUESDAY, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS EXCEPT PER-SHARE DATA)
                             (UNAUDITED)



                                                                THIRTEEN WEEKS ENDED
                                                            SEPTEMBER 5,    SEPTEMBER 6,
                                                            1999            1998
Revenues:
     Restaurant sales and operating revenues                  $193,589       $177,327
     Franchise revenues.....................                     1,696            820
                                                               195,285        178,147
Operating costs and expenses:
     Cost of merchandise....................                    52,992         48,988
     Payroll and related costs..............                    61,616         56,746
     Other..................................                    40,385         37,161
     Depreciation and amortization..........                    10,361          9,807
     Selling, general and administrative....                    13,350         12,341
     Interest expense, net..................                       420            946
                                                               179,124        165,989
   Income before income taxes...............                    16,161         12,158
   Provision for income taxes...............                     5,861          4,362

   Net income...............................                  $ 10,300       $  7,796

Earnings per share:

     Basic..................................                  $   0.32       $   0.24
     Diluted................................                  $   0.31       $   0.23

Weighted average shares:

     Basic.................................                     31,981         32,665
     Diluted...............................                     33,140         34,015

Cash dividends declared per share..........                   $  0.045       $  0.045

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  4

                         RUBY TUESDAY, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS)
                             (UNAUDITED)

                                                           THIRTEEN WEEKS ENDED
                                                        SEPTEMBER 5,   SEPTEMBER 6,
                                                            1999           1998
Operating activities:

Net income........................................       $ 10,300       $  7,796
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization...................         10,361          9,807
  Amortization of intangibles.....................            182            180
  Deferred income taxes...........................            156            327
  Impairment charge...............................            644
  Loss/(gain) on disposition of assets............            115            (20)
  Changes in operating assets and liabilities:
     Decrease in receivables......................            709          1,044
     Decrease/(increase) in inventories...........              5           (260)
     Decrease in prepaid and other assets.........            897            311
     Increase in accounts payable,
      accrued and other liabilities...............          2,277          8,557
     Increase in income tax payable...............          4,723          2,285
  Net cash provided by operating activities.......         30,369         30,027

Investing activities:
Purchases of property and equipment...............        (15,411)       (19,397)
Proceeds from disposal of assets..................            433            663
Other, net........................................           (882)        (1,609)
  Net cash used by investing activities...........        (15,860)       (20,343)

Financing activities:
Proceeds from long-term debt......................                        13,000
Net change in short-term borrowings...............          2,495         (9,665)
Principal payments on long-term debt
  and capital leases..............................            (30)           (18)
Proceeds from issuance of stock, including
  treasury stock..................................          3,210          3,091
Stock repurchases.................................        (18,002)       (13,811)
Dividends paid....................................         (1,426)        (1,482)
  Net cash used by financing activities...........        (13,753)        (8,885)

Increase in cash and short-term investments.......            756            799
Cash and short-term investments:
  Beginning of year...............................          9,117          8,291
  End of quarter..................................       $  9,873       $  9,090

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended September 5, 1999 are not necessarily indicative of results that may be expected for the year ended June 4, 2000.

The balance sheet at June 6, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Ruby Tuesday, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 6, 1999.

NOTE B - EARNINGS PER SHARE
Basic earnings per share are based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per share includes the dilutive effect of stock options. Such stock options have the effect of increasing diluted weighted average shares outstanding by approximately 1.2 million and 1.4 million for the thirteen weeks ended September 5, 1999 and September 6, 1998, respectively. The difference between basic and diluted weighted average shares reflects the potential dilution from the exercise of stock options.

NOTE C - COMPREHENSIVE INCOME
Comprehensive income for the thirteen week periods ending September 5, 1999 and September 6, 1998 was $10.3 million and $7.8 million, respectively, which was the same as net income.

NOTE D - OTHER DEFERRED LIABILITIES
Other deferred liabilities at September 5, 1999 and June 6, 1999 included $12.0 million and $11.7 million, respectively, for the liability due to participants in the Company's Deferred Compensation Plan.

                                   6

NOTE E - REFRANCHISING
The Company has pending the sale of restaurants to 5 potential franchise partners. Such pending transactions provide, among other things, for the sale of 22 units in Michigan, eight to nine in Illinois, eight to nine in New York, and three in Indiana. The closing of the sale of these units is expected to occur in the third quarter of fiscal 2000, and these units will be operated as Ruby Tuesday restaurants under separate franchising agreements. The aggregate sales price the Company expects to receive for these units is $57.0 million - $58.0 million, of which approximately $37.0 - $38.0 million is expected to be paid in cash. The remaining amounts will be in the form of notes due through fiscal 2011 bearing interest at a rate of 10.0% per year. The sales of these units are expected to result in a pre-tax gain of approximately $5.5 million - $6.5 million. The decrease from the previously reported estimated pre-tax gain of $9.5 million results from a reduction in the estimated portion of the sales proceeds to be received in cash as it is the Company's policy to recognize gains realized in cash and to defer gains realized up to the amount of the note received on each transaction. Of the units expected to be sold, 37 were in operation as of September 5, 1999. Revenues for the thirteen weeks ended September 5,
1999 from these 37 units totaled $17.2 million, with operating profits of $1.5 million.


                                ITEM 2
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

General:
The Company generates revenues from two primary sources: restaurant sales (food and beverage sales) and franchise revenues consisting of franchise royalties (based upon a percentage of each franchise restaurant's monthly gross sales) and development and franchise fees (which typically total $45,000 for each Ruby Tuesday's domestic restaurant opened).

The Company reported net income of $10.3 million for the thirteen weeks ended September 5, 1999 compared to $7.8 million for the corresponding period of the prior year. Diluted earnings per share for the first quarter were $0.31, a 34.8% increase over the diluted earnings per share for the first quarter of fiscal 1999. Contributing to the increase was a 3.6% increase in same store sales for Company-owned Ruby Tuesday restaurants and a reduction, as a percent of revenues, of operating costs and expenses as discussed below. As of September 5, 1999, the Company owned and operated 412 restaurants, including 346 Ruby Tuesday, 43 American Cafe, and 23 Tia's Tex-Mex restaurants. Franchised operations included 83 domestic and seven international Ruby Tuesday restaurants.

                                  7

Results of Operations:

The following table sets forth selected restaurant operating data as a percentage of revenues, except where otherwise noted, for the periods indicated. All information is derived from the unaudited condensed consolidated financial statements of the Company included herein.

                                                    Thirteen weeks ended
                                                September 5,   September 6,
                                                    1999           1998

Revenues:
     Restaurant sales and operating revenues        99.1%        99.5%
     Franchise revenues.....................         0.9          0.5
       Total revenues.......................       100.0%       100.0%
Operating costs and expenses:
     Cost of merchandise (1)................        27.4         27.6
     Payroll and related costs (1)..........        31.8         32.0
     Other (1)..............................        20.9         21.0
     Depreciation and amortization (1)......         5.4          5.5
     Selling, general and administrative....         6.8          6.9
     Interest expense, net..................         0.2          0.5

Income before income taxes..................         8.3          6.9

Provision for income taxes..................         3.0          2.5

Net income..................................         5.3%         4.4%

(1) As a percentage of restaurant sales and operating revenues.

The following table shows year-to-date Company-owned restaurant openings, closings, and total Company-owned restaurants as of the end of the first quarter.
                             Year-to-date    Year-to-date   Total Open at End
                               Openings        Closings      of First Quarter
                            Fiscal  Fiscal  Fiscal  Fiscal   Fiscal   Fiscal
                             2000    1999    2000    1999     2000     1999
  Ruby Tuesday               12      10       1       0       346      325
  American Cafe               0       0       2       0        43       45
  Tia's Tex-Mex               0       1       0       0        23       22

The following table shows year-to-date Ruby Tuesday franchised restaurant openings, closings, and total Ruby Tuesday franchised restaurants as of the end of the first quarter.
                             Year-to-date    Year-to-date   Total Open at End
                               Openings        Closings      of First Quarter
                            Fiscal  Fiscal  Fiscal  Fiscal   Fiscal   Fiscal
                             2000    1999    2000    1999     2000     1999
  Domestic                    5        2      0       0        83       51
  International               0        0      0       0         7        6


The Company estimates that 30 additional Company-owned Ruby Tuesday restaurants and three Tia's Tex-Mex restaurants will be opened during the remainder of fiscal 2000. The Company expects domestic franchisees to open approximately sixteen and international franchisees to open five Ruby Tuesday restaurants during the remainder of fiscal 2000. Also, as discussed in Note E, the Company has plans to sell 42 Ruby Tuesday restaurants to domestic franchise partners during fiscal 2000.

                                  8

Revenues:
Company restaurant sales increased $16.3 million (9.2%) to $193.6 million for the quarter ended September 5, 1999 compared to the same quarter of the prior year. This increase is primarily attributable to a 3.6% increase in same store sales for the Ruby Tuesday concept and an increase in the number of units in operation, offset by decreases in same store sales for Tia's Tex-Mex and American Cafe for the quarter.

Franchise revenues totaled $1.7 million for the thirteen weeks ending September 5, 1999 compared to $0.8 million for the same period in the prior year. Franchise revenues are predominately comprised of domestic and international royalties which totaled $1.4 million and $0.7 million for the thirteen week periods ending September 5, 1999 and September 6, 1998, respectively.

Operating Profits:
Pre-tax income for the quarter ended September 5, 1999 was $16.2 million, an increase of $4.0 million from the corresponding quarter of the prior year. The increase in pre-tax income is the result of positive same store sales for the Ruby Tuesday concept and the addition of new units coupled with the cost changes discussed below.

Cost of merchandise increased $4.0 million (8.2%) to $53.0 million for the quarter ended September 5, 1999 compared to the same quarter of the prior year. However, as a percentage of Company restaurant sales, the cost of merchandise decreased from 27.6% to 27.4% for the thirteen weeks ended September 5, 1999. This decrease is attributable to adjusting the items included in the current year Combo Platter and Fajita promotions. Also, a 22 ounce beer introduced during the first quarter of fiscal 2000 provided increased revenue at a lower cost to the Company.

Payroll and related costs increased $4.9 million (8.6%) for the thirteen weeks ended September 5, 1999, as compared to the same period of the prior year. However, as a percentage of Company restaurant sales, these expenses decreased from 32.0% to 31.8% for the thirteen week period ended September 5, 1999. The decrease is due to a reduction in training costs associated with lower hourly turnover and a reduction in unit bonuses resulting from a more quantifiable, performance based evaluation system being placed in service.

Other operating costs increased $3.2 million (8.7%) for the thirteen weeks ended September 5, 1999, as compared to the same period of the prior year. As a percentage of Company restaurant sales, however, these costs decreased 10 basis points for the thirteen week period ended September 5, 1999, from 21.0% to 20.9%. This decrease is due to the sale of units that had higher than system average occupancy costs to franchisees beginning in the second quarter of the prior year, offset by additional rent resulting from increased use of the synthetic lease program and current year impairment charges on one unit reclassified to Assets Held for Disposal ($0.4 million) and one operating unit with poor performance ($0.2 million).

Depreciation and amortization expense increased $0.6 million (5.6%) for the thirteen weeks ended September 5, 1999, as compared to the same period of the prior year. As a percentage of Company restaurant sales, depreciation and amortization for the thirteen weeks decreased 10 basis points from 5.5% to 5.4%. The decrease results from sales of units to franchisees beginning in the second quarter of the prior year coupled with increased use of the synthetic leasing program and higher average unit volumes.

                                  9

Selling, general and administrative expenses increased $1.0 million (8.2%) for the thirteen weeks ended September 5, 1999, as compared to the same period of the prior year. These expenses for the thirteen weeks, however, decreased 10 basis points as a percentage of total revenues from 6.9% to 6.8%, due to additional marketing and support services fees received from the franchise partners resulting from growth in that program.

Net interest expense decreased $0.5 million (55.6%) for the thirteen weeks ended September 5, 1999, as compared to the same period of the prior year. The decrease is due to increased interest income associated with refranchising notes receivable.

Income Taxes:
The effective income tax rate was 36.3% for the thirteen weeks ended September 5, 1999 compared to 35.9% for the same period of the prior year. The increase in the effective income tax rate is due to the Company's emphasis on its franchising program for which the Company does not receive any tax credits.

                  LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operating activities was $30.4 million for the thirteen weeks ended September 5, 1999 as compared to $30.0 million for the same period in the prior year. The increase over the prior year resulted from increased earnings partially offset by the timing of operational payments. Cash provided by operating activities for the thirteen weeks ended September 5, 1999 exceeded capital expenditures by $15.0 million. Proceeds from the issuance of stock pursuant to stock option exercises provided $3.2 million of cash and additional borrowings under the Company's credit facilities provided $2.5 million of cash. Pursuant to the Company's financial strategy approved by the Board during fiscal 1994, $18.0 million of the Company's common stock was reacquired during the quarter. Additionally, dividends of $1.4 million were paid to shareholders during the quarter.

The Company requires capital principally for new restaurants, equipment replacement, and remodeling of existing units. Capital expenditures for the thirteen weeks ended September 5, 1999 were $15.4 million and expenditures for construction of new units under the Company's synthetic operating lease program were $11.7 million. Capital expenditures for the remainder of fiscal 2000 are projected to be approximately $63.8 million which the Company intends to fund with cash from operating activities. Expenditures for units to be leased by the Company under synthetic operating lease agreements are projected to be $34.1 million for the remainder of fiscal 2000.

At September 5, 1999, the Company had committed lines of credit amounting to $12.2 million ($1.0 million which remained available at September 5, 1999) and non-committed lines of credit amounting to $15.0 million with several banks at varying interest rates. These lines are subject to periodic review by each bank and may be canceled by the Company at any time. In addition, the Company has a $100.0 million, five-year credit facility of which $24.0 million was available as of September 5, 1999. The Company's synthetic lease agreements provide for a total of $125.0 million funding for the purpose of leasing new free-standing restaurants and the Maryville Restaurant Support Services Center. As of September 5, 1999, $37.5 million was available for expenditures in accordance with these agreements.

To control future interest costs relating to borrowings under the above-mentioned $100.0 million credit facility and the Company's $125.0 million master operating lease agreements, the Company has entered into five interest rate swap agreements with notional amounts aggregating $125.0 million. The swap agreements effectively fix the interest rate on an equivalent amount of the Company's debt (including floating-rate lease obligations) to rates ranging from 5.79% to 6.25% for periods up to December 7, 2003.
                                 10

                KNOWN EVENTS, UNCERTAINTIES AND TRENDS

Financial Strategy and Stock Repurchase Plan
The Company employs a financial strategy which utilizes a prudent amount of debt to minimize the weighted average cost of capital while allowing the Company to maintain financial flexibility and the equivalent of an investment-grade (BBB) bond rating. This financial strategy sets a target debt-to-capital ratio of no more than 60%, including operating leases.
The strategy also provides for repurchasing Company stock whenever cash flow exceeds funding requirements while maintaining the target capital structure. Pursuant to this strategy, the Company repurchased 1.0 million shares during the first quarter of fiscal 2000. The total number of remaining shares authorized to be repurchased as of September 5, 1999 is
6.3 million. Additional repurchases will be funded by additional borrowings on the credit facilities and/or cash received in conjunction with the sale of units to franchisees.

Cash Dividend
During fiscal 1997, the Board of Directors approved a dividend policy as a means of returning excess capital to its shareholders. This policy calls for payment of semi-annual dividends of $0.045 per share. The payment of a dividend in any particular future period and actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future as currently anticipated. Dividends totaling approximately $1.4 million were paid to shareholders during the first quarter of fiscal 2000.

Year 2000 Issue
The Company recognizes the need to ensure that its operations, as well as those of third parties with whom the Company conducts business, will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems through a combination of actions including the implementation, upgrading, and enhancing of new financial, payroll, and human resource software packages that are Year 2000 compliant and a coordinated review of the Year 2000 readiness of key suppliers, financial institutions and others with which it does business. The telecommunications systems at both the Maryville and Mobile Restaurant Support Centers have been replaced with systems that are believed to be Year 2000 compliant and are currently being used.

With regard to information technology, the Company has implemented a new client-server platform for its financial, payroll and human resources systems at its support centers. The Company activated the financial system in October, 1998 and the payroll and human resource systems in March, 1999. The financial system is certified to be Year 2000 compliant. The payroll and human resources systems have been successfully tested through Year 2043. The Company intends to upgrade and further enhance the installed payroll and human resources system software to a version certified to be Year 2000 compliant. Current expectations are that this certified version will be fully implemented and operational for the payroll and human resource systems by mid November, 1999. In addition, older systems in the individual restaurants have already been replaced by new systems which are Year 2000 compliant.

                                 11

The Company has compiled a list of third party vendors who are being monitored continuously regarding their compliance with Year 2000 issues. The vendors identified are being requested to provide representation to the Company when they become Year 2000 compliant. Currently, there are several vendors which are still completing their implementations of Year 2000 compliant systems. At the present time, the Company expects that all its major vendors will be Year 2000 compliant by calendar year end. Accordingly, the Company does not expect its operations to be materially adversely affected.

The Company has incurred approximately 98% of the total estimated $6.6 million to be spent on converting, upgrading, and enhancing systems which address, among other priorities, the Year 2000 issue. The majority of these costs relate to the new financial, payroll and human resource software packages. Funds have been, and will continue to be, provided by income from continuing operations. The computer systems in the individual restaurants and the telecommunications systems for the Company were scheduled to be replaced as a result of Company growth and not as a direct result of Year 2000 issues.

The most significant risk to the Company with regard to the Year 2000 issue is that the systems placed in service by the Company itself and/or its vendors will not be fully operational by the end of calendar year 1999. This could adversely impact the day to day operations of the Company. However, it is the Company's belief that all of its systems will be Year 2000 compliant by mid November, 1999. As discussed above, although there are several vendors not acknowledging Year 2000 compliance at this time, the Company currently does not anticipate any material problems with its major vendors. The Company believes at this time that no changes to its current major vendors will be required, however, as the end of calendar year 1999 approaches, the Company will begin identifying alternative vendors for those vendors not Year 2000 compliant. Although the Company does not expect that alternative vendors will be necessary, the Company also does not anticipate any difficulty in locating alternative vendors if necessary. Based on progress to date as described above, the Company does not believe that its operations will be materially impacted by the Year 2000 problems.

           SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION
The foregoing section contains various "forward-looking statements" which represent the Company's expectations or beliefs concerning future events, including future financial performance and unit growth (both Company-owned and franchised). The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from those included in the forward-looking statements including, without limitation, the following: consumer spending trends and habits; increased competition in the casual dining restaurant market; weather conditions in the regions in which Company-owned and franchised restaurants are operated; consumers' acceptance of the Company's development concepts; laws and regulations affecting labor and employee benefit costs; costs and availability of food and beverage inventory; the Company's ability to attract qualified managers and franchisees; the state of Year 2000 readiness of third parties with which the Company does business; changes in the availability of capital; and general economic conditions.
                                 12

                     PART II - OTHER INFORMATION
                               ITEM 1.
                          LEGAL PROCEEDINGS
The Company is currently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of its business. In addition, the Company, as successor to Morrison Restaurants Inc. ("Morrison"), is a party to a case (Morrison Restaurants Inc. v. United States of America, et al.), originally filed by Morrison in 1994 to claim a refund of taxes paid in the amount of approximately $3,000 and abatement of taxes assessed by the Internal Revenue Service ("IRS") against Morrison on account of the employer's share of FICA taxes on unreported tips allegedly received by employees. The IRS filed a counterclaim for approximately $7,000 in additional taxes. The case was decided by the U.S. District Court in favor of the Company in February 1996 on summary judgment. The IRS appealed the District Court's decision and, on August 12, 1997, the U.S. Court of Appeals for the Eleventh Circuit reversed the award of summary judgment and remanded the case to the District Court for proceedings consistent with the Court's opinion. In its reversal, the Eleventh Circuit upheld the IRS' enforcement policy with respect to the employer's share of FICA taxes on allegedly unreported tips. The Company subsequently petitioned the U.S. Court of Appeals for a review of the matter by the full Court. Such petition was denied. There are three additional lawsuits on this issue filed by other restaurant companies pending in other U.S. federal courts. In September, 1998, the District Court in Northern California held in favor of the taxpayer on the identical issue in Fior d Italia v. United States ("Fior"). The District Court rejected the holding of the Eleventh Circuit holding, inter alia, that the Eleventh Circuit opinion was rejected by recently expressed congressional intent. The IRS' motion for reconsideration in light of the Federal Circuit's decision in The Bubble Room v. United States (infra) was denied. The IRS has appealed the district court's ruling on Fior. In October 1998, in a split decision, the United States Court of Appeals for the Federal Circuit issued a decision unfavorable to the taxpayer in The Bubble Room v. United States. The taxpayer's petition for a rehearing En Banc was also denied. In June, 1999, the United States District Court for the Northern District of Florida, Pensacola Division, in Quietwater Entertainment, Inc. v. United States, GA No. 3:98CV160, held in favor of the taxpayer notwithstanding and distinguishing the controlling law in the citation of Morrison. The IRS has appealed the Quietwater decision. Although the amount in dispute is not material, it is possible that the IRS will attempt to assess taxes in additional units of the Company (as well as other restaurant companies). In such event, the Company believes that a business tax credit would be available to the Company to offset, over a period of years, a majority of any additional taxes determined to be due.
Moreover, the Company is a participant in an IRS enforcement program which would eliminate the risk of additional assessments by the IRS in return for a restaurant employer's proactive role in encouraging employee tip reporting. In light of the proactive role of the Company, the protection against additional assessment afforded by the agreement should be available to the Company. In the opinion of management, the ultimate resolution of all pending legal proceedings will not have a material adverse effect on the Company's operations or financial position.

                                 13

                               ITEM 6.

                  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
   The following exhibits are filed as part of this report:
     Exhibit
      No.
      27.1   Financial Data Schedule

      99.1  Second Amendment to the Ruby Tuesday, Inc. 1996 Stock
            Incentive Plan

REPORTS ON FORM 8-K
      None

                                  14

                              SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               RUBY TUESDAY , INC.
                    (Registrant)

10/20/99        By: /s/ J. RUSSELL MOTHERSHED
 DATE            J. RUSSELL MOTHERSHED
                 Senior Vice President and
                 Chief Financial Officer

                                  15

                             EXHIBIT INDEX

Exhibit
Number 	                     Description


27.1    Financial Data Schedule

99.1    Second Amendment to the Ruby Tuesday, Inc. 1996 Stock Incentive Plan

                                 16