Form 10-Q
period 1999-12-05
RUBY TUESDAY INC
filed 2000-01-19
CIK 68270

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                             FORM 10-Q

 X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
	    SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  DECEMBER 5, 1999
                              OR
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

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

Registrant's telephone number, including area code: (865) 379-5700

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X .  No   .

                              31,007,635
(Number of shares of $0.01 par value common stock outstanding as of January 14, 2000)

                    Exhibit Index appears on page 17

                                 INDEX
                                                    PAGE
                                                   NUMBER
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

        CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
        DECEMBER 5, 1999 AND JUNE 6, 1999..............3

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED
        DECEMBER 5, 1999 AND DECEMBER 6, 1998..........4

        CONDENSED CONSOLIDATED STATEMENTS OF CASH
        FLOWS FOR THE TWENTY-SIX WEEKS ENDED
        DECEMBER 5, 1999 AND DECEMBER 6, 1998..........5

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL
        STATEMENTS.....................................6

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..............................13

ITEM 2. CHANGES IN SECURITIES..........................NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES................NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS...............................14

ITEM 5. OTHER INFORMATION..............................NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............15

SIGNATURES.............................................16

                                   2

                    PART I - FINANCIAL INFORMATION
                              ITEM 1

                         RUBY TUESDAY, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT PER-SHARE DATA)


                                                               DECEMBER 5,          JUNE 6,
                                                                  1999               1999
                                                              (UNAUDITED)          (NOTE A)
Assets
Current assets:
      Cash and short-term investments..................          $  9,884          $  9,117
      Accounts and notes receivable....................             5,081             5,406
      Inventories......................................             9,932             9,522
      Income tax receivable............................                               2,544
      Prepaid expenses.................................             9,730             7,731
      Prepaid income taxes.............................             1,635             2,165
      Assets held for disposal.........................            23,573            15,725
        Total current assets...........................            59,835            52,210

Property and equipment - at cost.......................           519,341           503,333
      Less accumulated depreciation and amortization...          (196,266)         (185,842)
                                                                  323,075           317,491

Costs in excess of net assets acquired.................            18,699            19,037
Other assets...........................................            42,893            42,077

          Total assets.................................          $444,502          $430,815

Liabilities & shareholders' equity

Current liabilities:
      Accounts payable.................................          $ 37,258          $ 27,605
      Short-term borrowings............................                               8,720
      Accrued liabilities:
        Taxes, other than income taxes.................            10,984            11,256
        Payroll and related costs......................            12,892            13,283
        Insurance......................................             8,212             9,379
Rent and other.................................                    14,887            13,789
      Current portion of long-term debt................               130               126
          Total current liabilities....................            84,363            84,158

Long-term debt.........................................            85,695            76,767
Deferred income taxes..................................             5,561             6,653
Deferred escalating minimum rents......................            12,407            12,025
Other deferred liabilities.............................            34,134            29,411
Shareholders' equity:
   Common stock, $0.01 par value;(authorized 100,000
       shares; issued 31,273 @ 12/5/99; 32,017 @ 6/6/99)              313               320
      Capital in excess of par value...................             5,280             4,049
      Retained earnings................................           217,324           218,007
                                                                  222,917           222,376
      Deferred compensation liability payable in
       Company stock...................................             3,347             2,887
      Company stock held by deferred compensation plan.            (3,347)           (2,887)
      Accumulated other comprehensive income...........              (575)             (575)
                                                                  222,342           221,801

          Total liabilities & shareholders' equity.....          $444,502          $430,815

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                   3

                         RUBY TUESDAY, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS EXCEPT PER-SHARE DATA)
                             (UNAUDITED)


                                              THIRTEEN WEEKS ENDED   TWENTY-SIX WEEKS ENDED
                                              DEC. 5,    DEC. 6,       DEC. 5,      DEC. 6,
                                               1999       1998          1999         1998
Revenues:
     Restaurant sales and operating revenues  $191,995   $174,689     $385,584     $352,016
     Franchise revenues.....................     1,784      1,105        3,480        1,925
                                               193,779    175,794      389,064      353,941
Operating costs and expenses:
     Cost of merchandise....................    52,389     47,887      105,381       96,875
     Payroll and related costs..............    62,346     57,175      123,962      113,921
       Other................................    40,249     37,218       80,634       74,379
     Depreciation and amortization..........    10,331      9,838       20,692       19,645
     Selling, general and administrative....    14,814     13,106       28,164       25,447
     Interest expense, net..................       499        916          919        1,862
                                               180,628    166,140      359,752      332,129

Income before income taxes..................    13,151      9,654       29,312       21,812
Provision for income taxes..................     4,719      3,503       10,580        7,865

Net income..................................  $  8,432   $  6,151     $ 18,732     $ 13,947

Earnings per share:

     Basic..................................  $   0.27   $   0.19     $   0.59     $   0.43
     Diluted................................  $   0.26   $   0.18     $   0.57     $   0.41

Weighted average shares:

     Basic.................................     31,171     32,386       31,576       32,525
     Diluted...............................     32,224     33,748       32,682       33,882

   Cash dividends declared per share.......   $      0    $     0     $  0.045     $  0.045

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                   4

                         RUBY TUESDAY, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS)
                            (UNAUDITED)

                                                          TWENTY-SIX WEEKS ENDED
                                                         DECEMBER 5,    DECEMBER 6,
                                                            1999           1998
Operating activities:

Net income........................................       $ 18,732       $  13,947
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization...................         20,692          19,645
  Amortization of intangibles.....................            365             361
  Deferred income taxes...........................            (25)         (3,760)
  Loss on impairment and disposition of assets....          1,538             339
  Changes in operating assets and liabilities:
     Decrease/(increase) in receivables...........            555            (894)
     Increase in inventories......................           (410)           (650)
     Decrease in prepaid and other assets.........          1,603           1,017
     Increase in accounts payable,
      accrued and other liabilities...............         13,560             240
     (Decrease)/increase in income tax payable....         (1,053)          3,779
  Net cash provided by operating activities.......         55,557          34,024

Investing activities:
Purchases of property and equipment...............        (37,355)        (39,463)
Proceeds from disposal of assets..................          2,076           1,209
Proceeds from sale of restaurant properties
 to franchisees...................................                          9,930
Other, net........................................         (1,532)         (1,178)
  Net cash used by investing activities...........        (36,811)        (29,502)

Financing activities:
Proceeds from long-term debt......................          9,000          16,000
Net change in short-term borrowings...............         (8,720)         (9,420)
Principal payments on long-term debt
  and capital leases..............................            (68)            (55)
Proceeds from issuance of stock, including
  treasury stock..................................          7,379           8,759
Stock repurchases, net of changes in the
  Deferred Compensation Plan......................        (24,144)        (13,867)
Dividends paid....................................         (1,426)         (1,482)
  Net cash used by financing activities...........        (17,979)            (65)

Increase in cash and short-term investments.......            767           4,457
Cash and short-term investments:
  Beginning of year...............................          9,117           8,291
  End of quarter..................................       $  9,884        $ 12,748

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                   5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six week periods ended December 5, 1999 are not necessarily indicative of results that may be expected for the year ending June 4, 2000.

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


NOTE B - EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per share includes the dilutive effect of stock options. Such stock options have the effect of increasing diluted weighted average shares outstanding by approximately 1.1 million and 1.4 million for the twenty-six weeks ended December 5, 1999 and December 6, 1998, respectively. The difference between basic and diluted weighted average shares reflects the potential dilution from the exercise of stock options.

NOTE C - COMPREHENSIVE INCOME
Comprehensive income for the thirteen and twenty-six week periods ending December 5, 1999 was $8.4 million and $18.7 million, respectively, which was the same as net income. Comprehensive income for the thirteen and twenty-six week periods ending December 6, 1998 was $6.2 million and $13.9 million, respectively, which was the same as net income.

NOTE D - OTHER DEFERRED LIABILITIES
Other deferred liabilities at December 5, 1999 and June 6, 1999 included $12.2 million and $11.7 million, respectively, for the liability due to participants in the Company's Deferred Compensation Plan.

                                   6

                                 ITEM 2
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

General:

The Company generates revenues from two primary sources: restaurant sales (food and beverage sales) and franchise revenues consisting of franchise royalties (based upon a percentage of each franchise restaurant's monthly gross sales) and development and franchise fees (which typically total $45,000 for each Ruby Tuesday domestic restaurant opened).

The Company reported net income of $8.4 million for the thirteen weeks ended December 5, 1999 compared to $6.2 million for the corresponding period of the prior year. Diluted earnings per share for the second quarter was $0.26, a 44.4% increase over the diluted earnings per share of $0.18 for the second quarter of fiscal 1999. Contributing to the increase was a 2.8% increase in same store sales for Company-owned Ruby Tuesday restaurants and a reduction, as a percent of revenues, of operating costs and expenses as discussed below. The Company also reported net income of $18.7 million for the twenty-six weeks ended December 5, 1999 compared to $13.9 million for the corresponding period of the prior year. Diluted earnings per share for the year-to-date period was $0.57, a 39.0% increase over the same period of fiscal year 1999. As of December 5, 1999, the Company owned and operated 428 restaurants, including 360 Ruby Tuesday, 42 American Cafe, and 26 Tia's Tex-Mex restaurants. Franchised operations included 91 domestic and six international Ruby Tuesday restaurants.


Results of Operations:

The following table sets forth selected restaurant operating data as a percentage of revenues, except where otherwise noted, for the periods indicated. All information is derived from the unaudited condensed consolidated financial statements of the Company included herein.

                                                   Twenty-six weeks ended
                                                 December 5,    December 6,
                                                    1999           1998

Revenues:
     Restaurant sales and operating revenues        99.1%          99.5%
     Franchise revenues.....................         0.9            0.5
       Total revenues.......................       100.0          100.0
Operating costs and expenses:
     Cost of merchandise (1)................        27.3           27.5
     Payroll and related costs (1)..........        32.1           32.4
     Other (1)..............................        20.9           21.1
     Depreciation and amortization (1)......         5.4            5.6
     Selling, general and administrative....         7.2            7.2
     Interest expense, net..................         0.2            0.5

Income before income taxes..................         7.5            6.1

Provision for income taxes..................         2.7            2.2

Net income..................................         4.8%           3.9%

(1) As a percentage of restaurant sales and operating revenues.

                                   7

The following table shows year-to-date Company-owned restaurant openings, closings, and total Company-owned restaurants as of the end of the second quarter.
                             Year-to-date    Year-to-date   Total Open at End
                               Openings        Closings     of Second Quarter
                            Fiscal  Fiscal  Fiscal  Fiscal   Fiscal   Fiscal
                             2000    1999    2000    1999     2000     1999
  Ruby Tuesday                26      28       1      17*      360      326
  American Cafe                0       0       3       1        42       45
  Tia's Tex-Mex                3       1       0       0        26       22


The following table shows year-to-date Ruby Tuesday franchised restaurant openings, closings, and total Ruby Tuesday franchised restaurants as of the end of the second quarter.
                             Year-to-date    Year-to-date   Total Open at End
                               Openings        Closings     of Second Quarter
                            Fiscal  Fiscal  Fiscal  Fiscal   Fiscal   Fiscal
                             2000    1999    2000    1999     2000     1999
  Domestic                    13       19*     0       0        91       68
  International                0        0      1       0         6        6

* Includes 13 units sold to franchisees


The Company estimates that 16 to 18 additional Company-owned Ruby Tuesday restaurants will be opened during the remainder of fiscal 2000. The Company expects domestic franchisees to open nine to twelve and international franchisees to open three to five Ruby Tuesday restaurants during the remainder of fiscal 2000. Also, as discussed in Known Events, Uncertainties and Trends, the Company has plans to sell 41 Ruby Tuesday restaurants to domestic franchise partners during fiscal 2000.


Revenues:

Company restaurant sales increased $17.3 million (9.9%) to $192.0 million for the thirteen weeks ended December 5, 1999 compared to the same period of the prior year. Restaurant sales increased $33.6 million (9.5%) for the twenty-six weeks ended December 5, 1999. This increase is attributable to positive same store sales for the Ruby Tuesday concept and an increase in the number of units in operation offset by decreases in same store sales for American Cafe and Tia's Tex-Mex.

Franchise revenues totaled $1.8 million for the thirteen weeks ended December 5, 1999 compared to $1.1 million for the same period in the prior year. For the twenty-six week period ended December 5, 1999, franchise revenues were $3.5 million compared to $1.9 million for the same period in the prior year. Franchise revenues are predominately comprised of domestic and international royalties which totaled $2.8 million and $1.6 million for the twenty-six week periods ending December 5, 1999 and December 6, 1998, respectively.


Operating Profits:

Pre-tax income for the thirteen weeks ended December 5, 1999 was $13.2 million, an increase of $3.5 million (36.2%) over the corresponding period of the prior year. For the twenty-six week period ended on that same date, pre-tax income was $29.3 million, a $7.5 million (34.4%) increase over the corresponding period of the prior year. The increase in pre-tax income is the result of positive same store sales for the Ruby Tuesday concept and the addition of new units coupled with the cost changes discussed below.

                                   8

Cost of merchandise increased $4.5 million (9.4%) to $52.4 million for the thirteen weeks ended December 5, 1999 compared to the same period of the prior year and $8.5 million (8.8%) for the twenty-six weeks ended December 5, 1999 compared to the same period of the prior year. However, as a percentage of Company restaurant sales, the cost of merchandise decreased 20 basis points to 27.3% for the twenty-six weeks ended December 5, 1999. This decrease is attributable to menu redesign during the second quarter which features some of the Ruby Tuesday concept's more popular combos as platters in addition to Combo and Fajita promotions and the introduction of a 22 ounce beer during the first quarter. Also, the implementation of a new American Cafe menu in October eliminated many single use, high cost ingredients which has improved efficiency and lowered costs.

Payroll and related costs increased $5.2 million (9.0%) and $10.0 million (8.8%) for the thirteen and twenty-six weeks ended December 5, 1999, as compared to the same periods of the prior year. However, as a percentage of Company restaurant sales, these expenses decreased 30 basis points to 32.1% for the twenty-six week period ended December 5, 1999. The decrease is due to reductions in training costs associated with lower hourly turnover and a reduction in unit bonuses resulting from a more performance-based evaluation system being placed in service during the current year. During fiscal year 1999, under the prior evaluation system, many managers maximized their bonus potential earlier in the year.

Other operating costs increased $3.0 million (8.1%) and $6.3 million (8.4%) for the thirteen and twenty-six weeks ended December 5, 1999, as compared to the same periods of the prior year. As a percentage of Company restaurant sales, however, these costs decreased 20 basis points for the twenty-six week period ended December 5, 1999, from 21.1% to 20.9%. This decrease is due to the sale of units that had higher than system average occupancy costs to franchisees beginning in the second quarter of the prior year. Also, general liability insurance expense decreased as a result of favorable claims experience. These decreases are offset by additional rent resulting from increased use of the synthetic lease program and increased asset impairment charges, primarily associated with under-performing American Cafe units.

Depreciation and amortization expense increased $0.5 million (5.0%) and $1.0 million (5.3%) for the thirteen and twenty-six weeks ended December 5, 1999, as compared to the same periods of the prior year. As a percentage of Company restaurant sales, depreciation and amortization for the twenty-six weeks decreased 20 basis points to 5.4%. The decrease results from sales of units to franchisees beginning in the second quarter of the prior year coupled with increased use of the synthetic leasing program and higher average unit volumes.

Selling, general and administrative expenses increased $1.7 million (13.0%) and $2.7 million (10.7%) for the thirteen and twenty-six weeks ended December 5, 1999, as compared to the same periods of the prior year. These expenses remained the same as a percentage of total revenues.

Net interest expense decreased $0.4 million (45.5%) and $0.9 million (50.6%) for the thirteen and twenty-six weeks ended December 5, 1999, as compared to the same periods of the prior year. The decrease is due to increased interest income associated with notes receivable from franchisees.

                                   9

Income Taxes:

The effective income tax rate was 35.9% for the thirteen weeks ended December 5, 1999 compared to 36.3% for the same period of the prior year. However, the effective income tax rate has remained flat at 36.1% for the twenty-six weeks ended December 5, 1999 compared to the same period of the prior year. Increases in income taxes resulting from a focus of franchising (which produces taxable income but no credits) are offset by savings in taxes associated with various tax planning strategies and increased tax credits.


                  LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $55.6 million for the twenty-six weeks ended December 5, 1999 as compared to $34.0 million for the same period in the prior year. The increase over the prior year resulted from increased earnings plus increased cash from the timing of operational payments, particularly accounts payable, other accrued liabilities and income taxes. Cash provided by operating activities for the twenty-six weeks ended December 5, 1999 exceeded capital expenditures by $18.2 million. Proceeds from the issuance of stock pursuant to stock option exercises provided $7.4 million of cash. Pursuant to the Company's financial strategy approved by the Board during fiscal 1994, $24.1 million of the Company's common stock was reacquired during the twenty-six weeks ended December 5, 1999. Additionally, dividends of $1.4 million were paid to shareholders during the first quarter of fiscal 2000.

The Company requires capital principally for new restaurants, equipment replacement, and remodeling of existing units. Capital expenditures for the twenty-six weeks ended December 5, 1999 were $37.4 million and expenditures for construction of new units under the Company's synthetic operating lease program were $16.4 million. Capital expenditures for the remainder of fiscal 2000 are projected to be approximately $44.2 million which the Company intends to fund with cash from operating activities. Expenditures for units to be leased by the Company under synthetic operating lease agreements are projected to be $26.9 million for the remainder of fiscal 2000.

At December 5, 1999, the Company had committed lines of credit amounting to $12.2 million available and non-committed lines of credit amounting to $15.0 million available with several banks at varying interest rates. These lines are subject to periodic review by each bank and may be canceled by the Company at any time. In addition, the Company has a $100.0 million, five-year credit facility of which $15.0 million was available as of December 5, 1999. The Company's synthetic lease agreements provide for a total of $125.0 million funding for the purpose of leasing new free-standing restaurants and the Maryville Restaurant Support Services Center. As of December 5, 1999, $31.0 million was available for expenditures in accordance with these agreements.

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

                                  10

                 KNOWN EVENTS, UNCERTAINTIES AND TRENDS

Financial Strategy and Stock Repurchase Plan

The Company employs a financial strategy which utilizes a prudent amount of debt to minimize the weighted average cost of capital while allowing the Company to maintain financial flexibility and the equivalent of an investment-grade (BBB) bond rating. This financial strategy sets a target debt-to-capital ratio of no more than 60%, including operating leases.
The strategy also provides for repurchasing Company stock whenever cash flow exceeds funding requirements while maintaining the target capital structure. Pursuant to this strategy, the Company has repurchased 1.3 million shares as of December 5, 1999. The total number of remaining shares authorized to be repurchased as of December 5, 1999 is 6.0 million. Additional repurchases will be funded by additional borrowings on the credit facilities and/or cash received in conjunction with the sale of units to franchisees and excess cash from operations.


Cash Dividend

During fiscal 1997, the Board of Directors approved a dividend policy as a means of returning excess capital to its shareholders. This policy calls for payment of semi-annual dividends of $0.045 per share. The payment of a dividend in any particular future period and actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future as currently anticipated. Dividends totaling approximately $1.4 million were paid to shareholders during the first quarter of fiscal 2000. On January 12, 2000, the Board of Directors declared a semi-annual dividend of $0.045 per share, payable on February 11, 2000, to shareholders of record at the close of business on January 28, 2000.


Refranchising

The Company has pending the sale of restaurants to 5 potential franchise partners. Such pending transactions provide, among other things, for the sale of 22 units in Michigan, seven in New York, nine in Illinois, and three in Indiana. The closing of the sale of these units is expected to occur by the end of fiscal 2000, and these units will be operated as Ruby Tuesday restaurants under separate franchising agreements. The aggregate sales price the Company expects to receive for these units is approximately $58.3 million, of which approximately $39.8 million - $41.8 million is expected to be paid in cash. The remaining amounts will be in the form of notes payable to the Company and due through fiscal 2011 bearing interest at a rate of 10.0% per year. The sales of these units are expected to result in a pre-tax gain of approximately $6.6 million - $8.2 million. Of the units to be sold, 40 were in operation as of December 5, 1999 and one was under construction. Revenues from these 40 units for the thirteen and twenty-six week periods ended December 5, 1999 totaled $18.9 million and $35.8 million, respectively, with operating profits of $1.6 million and $3.1 million, respectively.


Year 2000 Issue

The Company recognized the need to ensure that its operations, as well as those of third parties with whom the Company conducts business, would not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date were a known risk. The Company addressed this risk to the availability and integrity of financial systems and the reliability of operational systems through a combination of actions

                                  11
including the implementation, upgrading, and enhancing of new financial, payroll, and human resource software packages that are Year 2000 compliant and a coordinated review of the Year 2000 readiness of key suppliers, financial institutions and others with which it does business.

With regard to information technology, the Company implemented a new client-server platform for its financial, payroll and human resources systems at its support centers. The Company activated the financial system in October 1998 and the payroll and human resource systems in March 1999. In September and November 1999, the Company upgraded and further enhanced these
systems to a version certified to be Year 2000 compliant.   In addition,
older systems in the individual restaurants were replaced by new systems which are Year 2000 compliant.

The Company incurred approximately $6.6 million on converting, upgrading, and enhancing systems which addressed, among other priorities, the Year 2000 issue. The majority of these costs related to the new financial, payroll and human resource software packages. Funds were provided by income from continuing operations. The computer systems in the individual restaurants were scheduled to be replaced as a result of Company growth and not as a direct result of Year 2000 issues.

The Company compiled a list of third party vendors who were monitored regarding their compliance with Year 2000 issues. Although several vendors did not acknowledge Year 2000 compliance, the Company has not experienced, and does not anticipate, any material problems with its major vendors.

The Company has not experienced any material issues as a result of the Year 2000 issue. The Company cannot provide assurances, however, that its suppliers and vendors have not been nor will not be affected in a manner that is not yet apparent. As a result, the Company will continue to monitor its own Year 2000 compliance and that of its suppliers and vendors. Nonetheless, based on the actions taken as described above, the Company believes that its operations will not be materially impacted by the Year 2000 issue.

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

                                  12

                     PART II - OTHER INFORMATION
                                 ITEM 1.
                            LEGAL PROCEEDINGS

The Company is currently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of its business. In addition, the Company, as successor to Morrison Restaurants Inc. ("Morrison"), is a party to a case (Morrison Restaurants Inc. v. United States of America, et al.), originally filed by Morrison in 1994 to claim a refund of taxes paid in the amount of approximately $3,000 and abatement of taxes assessed by the Internal Revenue Service ("IRS") against Morrison on account of the employer's share of FICA taxes on unreported tips allegedly received by employees. The IRS filed a counterclaim for approximately $7,000 in additional taxes. The case was decided by the U.S. District Court in favor of the Company in February 1996 on summary judgment. The IRS appealed the District Court's decision and, on August 12, 1997, the U.S. Court of Appeals for the Eleventh Circuit reversed the award of summary judgment and remanded the case to the District Court for proceedings consistent with the Court's opinion. In its reversal, the Eleventh Circuit upheld the IRS' enforcement policy with respect to the employer's share of FICA taxes on allegedly unreported tips. The Company subsequently petitioned the U.S. Court of Appeals for a review of the matter by the full Court. Such petition was denied. There are three additional lawsuits on this issue filed by other restaurant companies pending in other U.S. federal courts. In September, 1998, the District Court in Northern California held in favor of the taxpayer on the identical issue in Fior d Italia v. United States ("Fior"). The District Court rejected the holding of the Eleventh Circuit holding, inter alia, that the Eleventh Circuit opinion was rejected by recently expressed congressional intent. The IRS' motion for reconsideration in light of the Federal Circuit's decision in The Bubble Room v. United States (infra) was denied. The IRS has appealed the district court's ruling on Fior. In October 1998, in a split decision, the United States Court of Appeals for the Federal Circuit issued a decision unfavorable to the taxpayer in The Bubble Room v. United States. The taxpayer's petition for a rehearing En Banc was also denied. In June, 1999, the United States District Court for the Northern District of Florida, Pensacola Division, in Quietwater Entertainment, Inc. v. United States, GA No. 3:98CV160, held in favor of the taxpayer notwithstanding and distinguishing the controlling law in the Eleventh Circuit in Morrison. The IRS has appealed the Quietwater decision forcing the Eleventh Circuit to revisit the issue and the Morrison decision.
Although the amount in dispute is not material, it is possible that the IRS will attempt to assess taxes in additional units of the Company (as well as other restaurant companies). In such event, the Company believes that a business tax credit would be available to the Company to offset, over a period of years, a majority of any additional taxes determined to be due. Moreover, the Company is a participant in an IRS enforcement program which would eliminate the risk of additional assessments by the IRS in return for a restaurant employer's proactive role in encouraging employee tip reporting. In light of the proactive role of the Company, the protection against additional assessment afforded by the agreement should be available to the Company. In the opinion of management, the ultimate resolution of all pending legal proceedings will not have a material adverse effect on the Company's operations or financial position.

                                  13

                                ITEM 4.

           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on September 30, 1999, the shareholders of the Company elected Class I Directors to serve a three year term on the Board. The results of the votes were as follows:


                                                      Authority
Director Nominees                 For                 Withheld

Dr. Benjamin F. Payton         25,495,040              580,325
James A. Haslam, III           25,641,961              433,404

The shareholders of the Company elected one additional Class III Director to serve a two year term on the Board. The results of the votes were as follows:

                                                      Authority
Director Nominees                 For                 Withheld

Elizabeth L. Nichols           25,632,115              443,250


The Directors continuing in office are: Samuel E. Beall, III, Dr. Donald Ratajczak, Claire L. Arnold, Dolph W. von Arx and John B. McKinnon.

In addition to the above proposal, the shareholders voted on a proposal to amend the Company's 1996 Stock Incentive Plan to increase the number of shares available for issuance by 3,000,000. The results of the voting were as follows:

                         12,526,963  shares FOR the Amendment
                          9,719,950  shares AGAINST the Amendment
                             95,430  shares ABSTAIN

Also, the shareholders voted on a proposal to reapprove the Company's Incentive Bonus Plan for the Chief Executive Officer. The results of the voting were as follows:

                         24,997,765  shares FOR the Plan
                            880,005  shares AGAINST the Plan
                            197,595  shares ABSTAIN

                                  14

                                ITEM 6.

                   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
  The following exhibits are filed as part of this report:
    Exhibit
     No.

     27.1        Financial Data Schedule

     99.1        Employment Agreement dated as of June 19, 1999 by and
                    between Ruby Tuesday, Inc. and Samuel E. Beall, III*

     99.2        Third Amendment to the Ruby Tuesday, Inc. 1996 Stock
                    Incentive Plan*

     99.3        Seventh Amendment to the Ruby Tuesday, Inc. Executive
                    Supplemental Pension Plan*


* Management contract or compensatory plan or arrangement


REPORTS ON FORM 8-K

	   On December 10, 1999, the Company filed a report on Form 8-K reporting the engagement of KPMG LLP as its new independent accountants. The appointment of KPMG LLP was approved by the Company's Audit Committee and Board of Directors on December 6, 1999. The Company also reported that during the two most recent fiscal years and through the date of the report, the Company had no disagreements with its former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which would have caused the former accountants to make a reference thereto in its report on the financial statements of the Company for such periods. No financial statements were filed as part of that form.

                                  15

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    RUBY TUESDAY , INC.
                       (Registrant)

1/19/00             By: /s/ J. RUSSELL MOTHERSHED
 DATE                       J. RUSSELL MOTHERSHED
                             Senior Vice President and
                             Chief Financial Officer

                                  16

                            EXHIBIT INDEX

Exhibit
Number 	          Description


27.1              Financial Data Schedule

99.1              Employment Agreement dated as of June 19, 1999 by and
                     between Ruby Tuesday,Inc. and Samuel E. Beall, III*

99.2              Third Amendment to the Ruby Tuesday, Inc. 1996 Stock
                     Incentive Plan*

99.3              Seventh Amendment to the Ruby Tuesday, Inc. Executive
                     Supplemental Pension Plan*


* Management contract or compensatory plan or arrangement

                                  17