Form 10-Q
period 2000-03-05
RUBY TUESDAY INC
filed 2000-04-18
CIK 68270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 5, 2000
                          OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

                             Commission file number   1-12454


                               RUBY TUESDAY, INC.
--------------------------------------------------------------------------------
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

--------------------------------------------------------------------------------
                                   30,778,141
--------------------------------------------------------------------------------
(Number of shares of $0.01 par value common stock outstanding as of April 14, 2000)

                        Exhibit Index appears on page 15

                                      INDEX
                                                               PAGE
                                                               NUMBER
          PART I - FINANCIAL INFORMATION


          ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                  CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                  MARCH 5, 2000 AND JUNE 6, 1999.................3

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED
                  MARCH 5, 2000 AND MARCH 7, 1999................4

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH
                  FLOWS FOR THE THIRTY-NINE WEEKS ENDED
                  MARCH 5, 2000 AND MARCH 7, 1999................5

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                  STATEMENTS.....................................6-7


          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS..................................8-12


          ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK....................................N/A

          PART II - OTHER INFORMATION

          ITEM 1. LEGAL PROCEEDINGS..............................12

          ITEM 2. CHANGES IN SECURITIES..........................NONE

          ITEM 3. DEFAULTS UPON SENIOR SECURITIES................NONE

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS...............................NONE

          ITEM 5. OTHER INFORMATION..............................NONE

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............13

          SIGNATURES.............................................14

                         PART I - FINANCIAL INFORMATION
                                     ITEM 1

                               RUBY TUESDAY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT PER-SHARE DATA)



                                                                 MARCH 5,           JUNE 6,
                                                                  2000               1999
                                                              (UNAUDITED)          (NOTE A)
Assets
Current assets:
      Cash and short-term investments..................          $  7,422          $  9,117
      Accounts and notes receivable....................             5,377             5,406
      Inventories......................................             9,474             9,522
      Income tax receivable............................                               2,544
      Prepaid expenses.................................             6,956             7,731
      Prepaid income taxes.............................             1,828             2,165
      Assets held for disposal.........................            22,934            15,725
        Total current assets...........................            53,991            52,210

Property and equipment - at cost.......................           528,631           503,333
      Less accumulated depreciation and amortization...          (203,474)         (185,842)
                                                                  325,157           317,491

Costs in excess of net assets acquired.................            18,530            19,037
Other assets...........................................            48,569            42,077

          Total assets.................................          $446,247          $430,815

Liabilities & shareholders' equity Current liabilities:
      Accounts payable.................................          $ 29,224          $ 27,605
      Short-term borrowings............................                               8,720
      Accrued liabilities:
        Taxes, other than income taxes.................            11,221            11,256
        Payroll and related costs......................            12,940            13,283
        Insurance......................................             8,398             9,379
        Income taxes payable...........................             4,571
        Rent and other.................................            16,682            13,789
      Current portion of long-term debt................               132               126
          Total current liabilities....................            83,168            84,158

Long-term debt.........................................            85,670            76,767
Deferred income taxes..................................             4,682             6,653
Deferred escalating minimum rents......................            11,934            12,025
Other deferred liabilities.............................            37,508            29,411
Shareholders' equity:
   Common stock, $0.01 par value;(authorized 100,000
       shares; issued 30,650 @ 3/5/00; 32,017 @ 6/6/99)               306               320
      Capital in excess of par value...................             2,410             4,049
      Retained earnings................................           221,144           218,007
                                                                  223,860           222,376
      Deferred compensation liability payable in
       Company stock...................................             3,415             2,887
      Company stock held by deferred compensation plan.            (3,415)           (2,887)
      Accumulated other comprehensive income...........              (575)             (575)
                                                                  223,285           221,801

          Total liabilities & shareholders' equity.....          $446,247          $430,815

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               RUBY TUESDAY, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER-SHARE DATA)
                                   (UNAUDITED)


                                              THIRTEEN WEEKS ENDED   THIRTY-NINE WEEKS ENDED
                                              MARCH 5,   MARCH 7,       MARCH 5,    MARCH 7,
                                                2000       1999          2000        1999

   Revenues:
     Restaurant sales and operating revenues  $207,160   $183,425     $592,744     $535,441
     Franchise revenues.....................     2,062      1,304        5,542        3,229
                                               209,222    184,729      598,286      538,670
   Operating costs and expenses:
     Cost of merchandise....................    56,177     49,920      161,558      146,795
     Payroll and related costs..............    64,715     57,356      188,677      171,277
     Other..................................    41,978     36,207      122,612      110,586
     Depreciation and amortization..........    10,553      9,967       31,245       29,612
     Selling, general and administrative....    13,779     12,092       41,943       37,539
     Interest expense, net..................       603        568        1,522        2,430
                                               187,805    166,110      547,557      498,239

   Income before income taxes...............    21,417     18,619       50,729       40,431
   Provision for income taxes...............     7,687      6,746       18,267       14,611

   Net income...............................  $ 13,730   $ 11,873     $ 32,462     $ 25,820

   Earnings per share:

     Basic..................................  $   0.44   $   0.36     $   1.03     $   0.79
     Diluted................................  $   0.43   $   0.35     $   1.00     $   0.76

   Weighted average shares:

     Basic.................................     31,050     32,395       31,401       32,482
     Diluted...............................     31,949     33,877       32,438       33,880

   Cash dividends declared per share.......   $  0.045   $  0.045     $  0.09      $  0.09

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               RUBY TUESDAY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          THIRTY-NINE WEEKS ENDED
                                                           MARCH 5,       MARCH 7,
                                                            2000           1999
Operating activities:
Net income........................................       $ 32,462       $  25,820
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization...................         31,245          29,612
  Amortization of intangibles.....................            520             546
  Deferred income taxes...........................         (2,185)         (5,285)
  Loss on impairment and disposition of assets....          1,796             287
  Changes in operating assets and liabilities:
     (Increase)/decrease in receivables...........           (458)            905
     Increase in inventories......................           (116)           (132)
     Decrease in prepaid and other assets.........          1,313             203
     Increase in accounts payable,
      accrued and other liabilities...............          8,359           3,443
     Increase in income tax payable...............          7,115           8,584
  Net cash provided by operating activities.......         80,051          63,983

Investing activities:
Purchases of property and equipment...............        (61,176)        (53,432)
Proceeds from disposal of assets..................          2,786           2,056
Proceeds from sale of restaurant properties
 to franchisees...................................          9,992          10,899
Other, net........................................         (2,559)         (1,374)
  Net cash used by investing activities...........        (50,957)        (41,851)

Financing activities:
Proceeds from long-term debt......................          9,000          16,000
Net change in short-term borrowings...............         (8,720)        (13,955)
Principal payments on long-term debt
  and capital leases..............................            (91)            (75)
Proceeds from issuance of stock, including
  treasury stock..................................          9,050          11,639
Stock repurchases, net of changes in the
  Deferred Compensation Plan......................        (37,217)        (31,299)
Dividends paid....................................         (2,811)         (2,931)
  Net cash used by financing activities...........        (30,789)        (20,621)

(Decrease)/increase in cash and
  short-term investments..........................         (1,695)          1,511
Cash and short-term investments:
  Beginning of year...............................          9,117           8,291
  End of quarter..................................       $  7,422       $   9,802

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine week periods ended March 5, 2000, are not necessarily indicative of results that may be expected for the year ending June 4, 2000.

The balance sheet at June 6, 1999, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Ruby Tuesday, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 6, 1999.


NOTE B - EARNINGS PER SHARE
Basic earnings per share are based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per share includes the dilutive effect of stock options. Such stock options have the effect of increasing diluted weighted average shares outstanding by approximately 0.9 million and 1.5 million for the thirteen weeks ended March 5, 2000, and March 7, 1999, respectively, and approximately 1.0 million and 1.4 million for the thirty-nine week periods then ended, respectively. The difference between basic and diluted weighted average shares reflects the potential dilution from the exercise of stock options.


NOTE C - COMPREHENSIVE INCOME
Comprehensive income for the thirteen and thirty-nine week periods ended March 5, 2000, was $13.7 million and $32.5 million, respectively, which was the same as net income. Comprehensive income for the thirteen and thirty-nine week periods ended March 7, 1999, was $11.9 million and $25.8 million, respectively, which was the same as net income.


NOTE D - OTHER DEFERRED LIABILITIES
Other deferred liabilities at March 5, 2000, and June 6, 1999, included $13.0 million and $11.7 million, respectively, for the liability due to participants in the Company's Deferred Compensation Plan.


NOTE E - REFRANCHISING
As described in Note 9 to the 1999 Audited Consolidated Financial Statements, the Company entered into letters of intent with four potential franchise partners. One of these letters of intent provided, among other things, for the sale of seven Ruby Tuesday(R) units in Michigan and Indiana. During the quarter ended March 5, 2000, the Company completed the sale of these units to a franchise partner, and these units now operate as Ruby Tuesday restaurants under a separate franchising agreement. The aggregate purchase price for the units sold in this transaction was $13.7 million, consisting of $10.0 million in cash and $3.7 million in the form of a note due through 2011 bearing interest at a rate of 10.0% per year. The sale of these units resulted in a pre-tax gain of $3.8 million. Revenues for the thirty-nine weeks ended March 5, 2000 from these units totaled $9.6 million, with operating profits of $1.3 million.

NOTE F - ASSET IMPAIRMENTS
During the quarter ended March 5, 2000, the Company recorded asset impairment charges of $4.0 million associated with five underperforming Ruby Tuesday units operating in the state of Texas. One of these units was closed subsequent to quarter end.


NOTE G - SUBSEQUENT EVENTS
On March 27, 2000, the Company consummated a series of agreements with four new franchise partners and sold 34 Ruby Tuesday units in Michigan, Illinois, and New York. The aggregate sales price for the units sold was approximately $44.3 million, consisting of approximately $27.5 million in cash and $16.8 million in the form of interest-bearing notes due through 2011. The sale of these units resulted in a minimal pre-tax gain. Revenues for the thirty-nine weeks ended March 5, 2000 from the units sold totaled $46.4 million, with operating income of $4.1 million for the same period. The net book values of the units sold totaled $19.5 million and are included in Assets Held for Disposal at March 5, 2000.

At its meeting held on April 10-11, 2000, the Board of Directors declared a two-for-one split of the Company's common stock to be affected as a stock dividend. One additional share of common stock will be issued for each share of common stock held by stockholders of record as of the close of business on April 28, 2000. The additional shares will be distributed on May 19, 2000. Although the financial statements and related footnotes included herein have not been adjusted to reflect the stock split, beginning in fourth quarter of fiscal year 2000, operating results will be retroactively restated to give effect for the stock split for all periods presented.

On April 11, 2000, the Company announced that it had reached an agreement in principle for the sale of the Company's American Cafe(R) and Tia's Tex-Mex(R) restaurants to the president and partner of the American Cafe concept, James CarMichael, and his management team. The Company currently owns and operates 42 American Cafe and 26 Tia's Tex-Mex restaurants. The transaction, which is expected to close late in the first quarter of fiscal year 2001, is valued at approximately $55 million of which the Company expects to receive $30 million to $40 million in cash. Under the terms of the agreement, the restaurants will be operated under their current brand names and the current team members are expected to remain in place. The transaction is expected to result in a pre-tax loss approximating $10 million which the Company will recognize in the fourth quarter of fiscal year 2000. Revenues for the American Cafe and Tia's Tex-Mex units for fiscal year 2000 are expected to be approximately $108 million with operating losses of approximately $1 million.

                                     ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


General:
--------------------------------------------------------------------------------
The Company generates revenues from two primary sources: restaurant sales (food and beverage sales) and franchise revenues consisting of franchise royalties (based upon a percentage of each franchise restaurant's monthly gross sales) and development and franchise fees (which typically total $45,000 for each Ruby Tuesday domestic restaurant opened).

The Company reported net income of $13.7 million for the thirteen weeks ended March 5, 2000, compared to $11.9 million for the corresponding period of the prior year. Diluted earnings per share for the third quarter was $0.43, a 22.9% increase over the diluted earnings per share of $0.35 for the third quarter of fiscal 1999. Contributing to the increase was a 4.0% increase in same store sales for Company-owned Ruby Tuesday restaurants and a net addition of 30 Company-owned units in operation. The Company also reported net income of $32.5 million for the thirty-nine weeks ended March 5, 2000, compared to $25.8 million for the corresponding period of the prior year. Diluted earnings per share for the year-to-date period was $1.00, a 31.6% increase over the same period of fiscal year 1999. As of March 5, 2000, the Company owned and operated 428 restaurants, including 360 Ruby Tuesday, 42 American Cafe, and 26 Tia's Tex-Mex restaurants. Franchised operations included 101 domestic and seven international Ruby Tuesday restaurants.

Results of Operations:
--------------------------------------------------------------------------------
The following table sets forth selected restaurant operating data as a percentage of revenues, except where otherwise noted, for the periods indicated. All information is derived from the unaudited condensed consolidated financial statements of the Company included herein.


                                                   Thirty-nine weeks ended
                                                   March 5,       March 7,
                                                    2000           1999
Revenues:
     Restaurant sales and operating revenues        99.1%          99.4%
     Franchise revenues.....................         0.9            0.6
       Total revenues.......................       100.0          100.0
Operating costs and expenses:
     Cost of merchandise (1)................        27.3           27.4
     Payroll and related costs (1)..........        31.8           32.0
     Other (1)..............................        20.7           20.7
     Depreciation and amortization (1)......         5.3            5.5
     Selling, general and administrative....         7.0            7.0
     Interest expense, net..................         0.3            0.5

Income before income taxes..................         8.5            7.5

Provision for income taxes..................         3.1            2.7
Net income..................................         5.4%           4.8%

(1) As a percentage of restaurant sales and operating revenues.

The following table shows year-to-date Company-owned restaurant openings, closings, and total Company-owned restaurants as of the end of the third quarter.

                             Year-to-date    Year-to-date   Total Open at End
                               Openings        Closings     of Third Quarter
                            Fiscal  Fiscal  Fiscal  Fiscal   Fiscal   Fiscal
                             2000    1999    2000    1999     2000     1999
  Ruby Tuesday                33      36       8*     21**     360      330
  American Cafe                0       0       3       1        42       45
  Tia's Tex-Mex                3       2       0       0        26       23
The following table shows year-to-date Ruby Tuesday franchised restaurant openings, closings, and total Ruby Tuesday franchised restaurants as of the end of the third quarter.

                             Year-to-date    Year-to-date   Total Open at End
                               Openings        Closings     of Third Quarter
                            Fiscal  Fiscal  Fiscal  Fiscal   Fiscal   Fiscal
                             2000    1999    2000    1999     2000     1999
  Domestic                    25*      23**    2       0       101       72
  International                2        2      2       0         7        8

* Includes 7 units sold to franchisees. **Includes 17 units sold to franchisees.

The Company estimates that nine to ten additional Company-owned Ruby Tuesday restaurants will be opened during the remainder of fiscal 2000. The Company expects domestic franchisees to open five to six and international franchisees to open two to three Ruby Tuesday restaurants during the remainder of fiscal 2000. Also, as discussed in Note G - Subsequent Events, on March 27, 2000, the Company sold 34 Ruby Tuesday restaurants to domestic franchise partners.


Revenues:
--------------------------------------------------------------------------------
Company restaurant sales increased $23.8 million (13.0%) to $207.2 million for the thirteen weeks ended March 5, 2000, compared to the same period of the prior year. Restaurant sales increased $57.3 million (10.7%) for the thirty-nine weeks ended March 5, 2000. This increase is attributable to positive same store sales for the Ruby Tuesday concept, an increase in the number of units in operation, and new units that are generating higher average unit volumes.

Franchise revenues totaled $2.1 million for the thirteen weeks ended March 5, 2000, compared to $1.3 million for the same period in the prior year. For the thirty-nine week period ended March 5, 2000, franchise revenues were $5.5 million compared to $3.2 million for the same period in the prior year. Franchise revenues are predominately comprised of domestic and international royalties which totaled $4.4 million and $2.8 million for the thirty-nine week periods ending March 5, 2000, and March 7, 1999, respectively.


Operating Profits:
--------------------------------------------------------------------------------
Pre-tax income for the thirteen weeks ended March 5, 2000, was $21.4 million, an increase of $2.8 million (15.0%) over the corresponding period of the prior year. For the thirty-nine week period then ended, pre-tax income was $50.7 million, a $10.3 million (25.5%) increase over the corresponding period of the prior year. The increase in pre-tax income is the result of positive same store sales for the Ruby Tuesday concept and new units that are generating higher average unit volumes, coupled with the cost changes discussed below.

Cost of merchandise increased $6.3 million (12.6%) and $14.8 million (10.1%) for the thirteen and thirty-nine weeks ended March 5, 2000, compared to the same periods of the prior year. However, as a percentage of Company restaurant sales, the cost of merchandise decreased 10 basis points to 27.3% for the thirty-nine weeks ended March 5, 2000. This decrease is attributable to a second quarter redesigned menu which features some of the Ruby Tuesday concept's more popular combos as platters in addition to Combo, Fajita, and Rib promotions.

Payroll and related costs increased $7.3 million (12.7%) and $17.4 million (10.2%) for the thirteen and thirty-nine weeks ended March 5, 2000, as compared to the same periods of the prior year. However, as a percentage of Company restaurant sales, these expenses decreased 20 basis points to 31.8% for the thirty-nine week period ended March 5, 2000. The decrease is due to a continual reduction in training costs associated with lower hourly turnover, favorable worker's compensation experience, and a reduction in unit bonuses resulting from a more performance-based evaluation system being placed in service during the current year. During fiscal year 1999, under the prior evaluation system, many managers maximized their bonus potential earlier in the year.

Other operating costs increased $5.8 million (16.0%) and $12.0 million (10.8%) for the thirteen and thirty-nine weeks ended March 5, 2000, as compared to the same periods of the prior year. As a percentage of Company restaurant sales, however, these costs were flat.

Depreciation and amortization expense increased $0.6 million (6.0%) and $1.6 million (5.4%) for the thirteen and thirty-nine weeks ended March 5, 2000, as compared to the same periods of the prior year. As a percentage of Company restaurant sales, depreciation and amortization for the thirty-nine weeks decreased 20 basis points to 5.3%. The decrease results from sales of units to franchisees beginning in the second quarter of the prior year coupled with increased use of the synthetic leasing program and higher average unit volumes.

Selling, general and administrative expenses increased $1.7 million (14.0%) and $4.4 million (11.7%) for the thirteen and thirty-nine weeks ended March 5, 2000, as compared to the same periods of the prior year. These expenses were consistent with prior year as a percentage of total revenues.

Despite remaining flat for the thirteen week period ended March 5, 2000, net interest expense decreased $0.9 million (37.5%) for the thirty-nine weeks then ended, as compared to the same period of the prior year. The decrease is due to increased interest income associated with notes receivable from franchisees.


Income Taxes:
--------------------------------------------------------------------------------
The effective income tax rate was 35.9% and 36.0% for the thirteen and thirty-nine weeks ended March 5, 2000, respectively, an improvement of 0.3% and 0.1% over the same periods of the prior year. This improvement is due to various reasons including increased tax credits.



                         LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------
Cash provided by operating activities was $80.1 million for the thirty-nine weeks ended March 5, 2000, as compared to $64.0 million for the same period in the prior year. The increase over the prior year resulted from increased earnings in addition to the timing of operational payments, particularly accounts payable and other accrued liabilities. Cash provided by operating activities for the thirty-nine weeks ended March 5, 2000, exceeded capital expenditures by $18.9 million. Proceeds from the issuance of stock pursuant to stock option exercises provided $9.1 million of cash. Pursuant to the Company's financial strategy approved by the Board during fiscal 1994, $37.2 million of the Company's common stock was reacquired during the thirty-nine weeks ended March 5, 2000. Additionally, dividends totaling $2.8 million were paid to shareholders during the current fiscal year.

The Company requires capital principally for new restaurants, equipment replacement, and remodeling of existing units. Capital expenditures for the thirty-nine weeks ended March 5, 2000, were $61.2 million and expenditures for construction of new units under the Company's synthetic operating lease program were $25.6 million. Capital expenditures for the remainder of fiscal 2000 are projected to be approximately $27.9 million which the Company intends to fund with cash from operating activities. Expenditures for units to be leased by the Company under synthetic operating lease agreements are projected to be $15.6 million for the remainder of fiscal 2000.

At March 5, 2000, the Company had committed lines of credit amounting to $12.2 million available and non-committed lines of credit amounting to $15.0 million available with several banks at varying interest rates. These lines are subject to periodic review by each bank and may be canceled by the Company at any time. In addition, the Company has a $100.0 million, five-year credit facility of which $15.0 million was available as of March 5, 2000. The Company's synthetic lease agreements provide for a total of $125.0 million funding for the purpose of leasing new free-standing restaurants and the Maryville Restaurant Support Services Center. As of March 5, 2000, $28.3 million was available for expenditures in accordance with these agreements.

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



                     KNOWN EVENTS, UNCERTAINTIES AND TRENDS
--------------------------------------------------------------------------------
Financial Strategy and Stock Repurchase Plan
The Company employs a financial strategy which utilizes a prudent amount of debt to minimize the weighted average cost of capital while allowing the Company to maintain financial flexibility and the equivalent of an investment-grade (BBB) bond rating. This financial strategy sets a target debt-to-capital ratio of no more than 60%, including operating leases. The strategy also provides for repurchasing Company stock whenever cash flow exceeds funding requirements while maintaining the target capital structure. Pursuant to this strategy, the Company has repurchased 2.0 million shares during the thirty-nine weeks ended March 5, 2000. The total number of remaining shares authorized to be repurchased as of March 5, 2000, is 5.3 million. Additional repurchases will be funded by additional borrowings on the credit facilities and/or cash received in conjunction with the sale of units to franchisees and excess cash from operations.

Cash Dividend
During fiscal 1997, the Board of Directors approved a dividend policy as a means of returning excess capital to its shareholders. This policy calls for payment of semi-annual dividends of $0.045 per share. The payment of a dividend in any particular future period and actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future as currently anticipated. Dividends totaling approximately $2.8 million were paid to shareholders during the current fiscal year.

Refranchising
Sales of Company-owned units to franchise partners during and subsequent to the quarter ended March 5, 2000 are discussed in Notes E and G to the Condensed Consolidated Financial Statements.



               SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION
--------------------------------------------------------------------------------
The foregoing section contains various "forward-looking statements" which represent the Company's expectations or beliefs concerning future events, including the following: future financial performance and unit growth (both Company-owned and franchised), future capital expenditures, future borrowings and repayment of debt, and payment of dividends. The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from those included in the forward-looking statements, including, without limitation, the following: consumer spending trends and habits; mall-traffic trends; increased competition in the casual dining restaurant market; weather conditions in the regions in which Company-owned and franchised restaurants are operated; consumers' acceptance of the Company's development concepts; laws and regulations affecting labor and employee benefit costs; costs and availability of food and beverage inventory; the Company's ability to attract qualified managers and franchisees; changes in the availability of capital; and general economic conditions.



                           PART II - OTHER INFORMATION

                                     ITEM 1.
                                LEGAL PROCEEDINGS
--------------------------------------------------------------------------------
The Company is currently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of its business. In addition, the Company, as successor to Morrison Restaurants Inc. ("Morrison"), is a party to a case (Morrison Restaurants Inc. v. United States of America, et al.), originally filed by Morrison in 1994 to claim a refund of taxes paid in the amount of approximately $3,000 and abatement of taxes assessed by the Internal Revenue Service ("IRS") against Morrison on account of the employer's share of FICA taxes on unreported tips allegedly received by employees. The IRS filed a counterclaim for approximately $7,000 in additional taxes. The case was decided by the U.S. District Court in favor of the Company in February 1996 on summary judgment. The IRS appealed the District Court's decision and, on August 12, 1997, the U.S. Court of Appeals for the Eleventh Circuit reversed the award of summary judgment and remanded the case to the District Court for proceedings consistent with the Court's opinion. In its reversal, the Eleventh Circuit upheld the IRS' enforcement policy with respect to the employer's share of FICA taxes on allegedly unreported tips. The Company subsequently petitioned the U.S. Court of Appeals for a review of the matter by the full Court. Such petition was denied. There are three additional lawsuits on this issue filed by other restaurant companies pending in other U.S. federal courts. In September, 1998, the District Court in Northern California held in favor of the taxpayer on the identical issue in Fior d Italia v. United States ("Fior"). The District Court rejected the holding of the Eleventh Circuit holding, inter alia, that the Eleventh Circuit opinion was rejected by recently expressed congressional intent. The IRS' motion for reconsideration in light of the Federal Circuit's decision in The Bubble Room v. United States (infra) was denied. The IRS has appealed the district court's ruling on Fior. In October 1998, in a split decision, the United States Court of Appeals for the Federal Circuit issued a decision unfavorable to the taxpayer in The Bubble Room v. United States. The taxpayer's petition for a rehearing En Banc was also denied. In June, 1999, the United States District Court for the Northern District of Florida, Pensacola Division, in Quietwater Entertainment, Inc. v. United States, GA No. 3:98CV160, held in favor of the taxpayer notwithstanding and distinguishing the controlling law in the Eleventh Circuit in Morrison. The IRS has appealed the Quietwater decision forcing the Eleventh Circuit to revisit the issue and the Morrison decision. Although the amount in dispute is not material, it is possible that the IRS will attempt to assess taxes in additional units of the Company (as well as other restaurant companies). In such event, the Company believes that a business tax credit would be available to the Company to offset, over a period of years, a majority of any additional taxes determined to be due. Moreover, the Company is a participant in an IRS enforcement program which would eliminate the risk of additional assessments by the IRS in return for a restaurant employer's proactive role in encouraging employee tip reporting. In light of the proactive role of the Company, the protection against additional assessment afforded by the agreement should be available to the Company. In the opinion of management, the ultimate resolution of all pending legal proceedings will not have a material adverse effect on the Company's operations or financial position.



                                     ITEM 6.

                        EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------
EXHIBITS
    The following exhibits are filed as part of this report:

       Exhibit
        No.

        27.1     Financial Data Schedule



REPORTS ON FORM 8-K
     As reported in Form 10-Q for the quarter ended December 5, 1999, the Company filed a report on Form 8-K on December 10, 1999 reporting a change in independent accountants.

                                   SIGNATURES
--------------------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               RUBY TUESDAY , INC.
                                  (Registrant)

4/19/00                        By: /s/ J. RUSSELL MOTHERSHED
 DATE                                  J. RUSSELL MOTHERSHED
                                       Senior Vice President and
                                       Chief Financial Officer

                                  EXHIBIT INDEX
--------------------------------------------------------------------------------
Exhibit
Number      Description

27.1        Financial Data Schedule