Form 10-K
period 2000-06-04
RUBY TUESDAY INC
filed 2000-08-21
CIK 68270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the fiscal year ended June 4, 2000
                              OR
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
   For the transition period from           to

                Commission file number 1-12454
                                       -------

                      RUBY TUESDAY, INC.
             ----------------------------------
      (Exact name of Registrant as specified in its charter)

         GEORGIA                                   63-0475239
-----------------------------------         ---------------------
 State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)

150 West Church Avenue  Maryville, TN                   37801
-----------------------------------------           -------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (865)379-5700
                                                     ------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                       Name of each exchange
    Title of each class                 on which registered

 $0.01 par value Common Stock          New York Stock Exchange
-----------------------------       --------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               None
                      ----------------------
                          (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on August 4, 2000 as reported on the New York Stock Exchange, was approximately $789,070,967.

The number of shares of the Registrant's common stock outstanding at August 4, 2000 was 61,887,919.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 4, 2000 are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive proxy statement dated August 16, 2000 are incorporated by reference into Part III.

                                      INDEX

                                     PART I
                                                                            Page
                                                                          Number
Item 1.   Business                                                          3-5

Item 2.   Properties                                                        5-6

Item 3.   Legal Proceedings                                                   6

Item 4.   Submission of Matters to a Vote of
          Security Holders                                                    6

          Executive Officers of the Company                                 6-7

                                     PART II

Item 5.   Market for the Registrant's Common Equity and
          Related Shareholder Matters                                         7

Item 6.   Selected Financial Data                                             7


Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     7-8

Item 7A.  Quantitative and Qualitative Disclosure About
          Market Risk                                                         8

Item 8.   Financial Statements and Supplementary Data                         8

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                              8

                                    PART III

Item 10.  Directors and Executive Officers of the
          Registrant                                                          8

Item 11.  Executive Compensation                                              8

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                                               8

Item 13.  Certain Relationships and Related Transactions                      8

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                                              9-14

PART I

Item 1.     Business.

--------------------------------------------------------------------------
General The first Ruby Tuesday(TM) restaurant was opened in 1972 in Knoxville, Tennessee near the campus of the University of Tennessee. The Ruby Tuesday concept, with 16 operational units, was acquired by Morrison Restaurants Inc. ("Morrison") in 1982. During the following years, Morrison added other casual dining concepts, including the internally-developed American Cafe(TM) (formerly "Mozzarella's American Cafe" and "Silver Spoon"). In January 1995, Morrison completed the acquisition of Tias Inc., a chain of Tex-Mex restaurants, which allowed it to enter into one of the fastest growing segments of the casual dining market. In a spin-off transaction effective March 9, 1996, shareholders of Morrison approved the distribution of two separate businesses of Morrison to its shareholders. In conjunction with the spin-off, Morrison was reincorporated in the State of Georgia and changed its name to Ruby Tuesday, Inc. (the "Company"). The Company moved into franchising in 1997 with the opening of one domestic franchised Ruby Tuesday restaurant and two international franchised Ruby Tuesday restaurants. Since 1997, agreements for the franchise development of new Ruby Tuesday restaurants have been signed with 21 casual-dining operators who became domestic franchise partners and with international franchises who hold rights to develop Ruby Tuesday restaurants in 19 countries. In conjunction with the signing of the agreements with the domestic franchise partners, the Company has sold 106 Ruby Tuesday restaurants in its non-priority growth markets to the franchise partners. On April 7, 2000, the Company entered into a letter of intent which provides for the sale of all open American Cafe and Tia's Tex-Mex restaurants, including three Tia's Tex-Mex(TM) restaurants then under construction, to the president and partner of the American Cafe concept and his management team. Also, during Fiscal 2000, the Company opened a second Restaurant Support Services Center in nearby Alcoa, Tennessee and closed its Support Services Center in Mobile, Alabama.

     --------------------------------------------------------------------------
Operations

The Company owns and operates three casual dining concepts comprised of Ruby Tuesday, American Cafe and Tia's Tex-Mex restaurants. The Company also offers franchises for the Ruby Tuesday concept in domestic and international markets. As of June 4, 2000, the Company owned and operated 402 casual dining restaurants in 32 states. Also, as of year end, franchise operations included 137 domestic units located in 16 states and nine international units located in the Asian Pacific Region, India, Chile, Honduras, and Iceland.

Ruby Tuesday
Ruby Tuesday restaurants are casual, full-service restaurants with warm woods, whimsical artifacts and classic tiffany style lamps which create a comfortable, nostalgic look and feel. As part of a continuing focus on making Ruby Tuesday feel even more fun and a little more casual, the Company added black and white checked table cloths to accent the tables, servers dressed in red polo shirts, black pants, and short black aprons, and lighter, brighter wall colors. Ruby Tuesday's menu is based on variety, with something for just about everyone. Some of Ruby Tuesday's most popular entree items which are prepared fresh daily are: fajitas, baby-back ribs, chicken entrees, pasta entrees, soups, sandwiches, salad bar, and signature Tallcake desserts in strawberry and chocolate-Oreo varieties. Entree selections range in price from $5.49 to $15.99.

At June 4, 2000, the Company owned and operated 336 Ruby Tuesday units concentrated primarily in the Southeast, Northeast, Mid-Atlantic and Midwest regions. Ruby Tuesday is the Company's primary growth vehicle. The Company intends to open approximately 45 additional Company-owned units in Fiscal 2001 with the majority of new units expected to be opened in existing markets. The concept's current development plans call for a continued shift towards freestanding units versus mall-based units, with approximately 82% of new units scheduled to be freestanding. Existing prototypes range in size from 3,300 to 5,700 square feet with seating for 128 to 234 guests. Currently, the Company's focus is on the new 5,100 square-foot, 188-dining seat units which are more efficient and cost less to build. Because they cost less to open but are able to generate sales at the same or greater level than larger units, the Company believes these units provide the opportunity for improved unit-level returns on investment. These units are being operated by Managing Partners who have a financial stake in the success of their restaurants and generate average-unit volume that exceeds the system average. Other than population and traffic volume, site criteria requirements for these units include annual household incomes ranging from $30,000 to $50,000 and good accessibility and visibility of the location.

American Cafe and Tia's Tex-Mex
American Cafe is a Company-developed, full-service restaurant with a menu that features a variety of pastas and thin-crust gourmet pizzas, along with made-from-scratch soups, entree salads and sandwiches, fresh seafood selections, prime steak and grilled chicken, all prepared with signature recipes. Entree selections range in price from $5.99 to $14.99. American Cafe restaurants are primarily located in the Southeast and Mid-Atlantic regions. At June 4, 2000, the Company operated 41 American Cafe units.

Tia's Tex Mex is a full-service, casual dining restaurant. Tia's menu items, which are all fresh and made from scratch, include an array of traditional Tex-Mex favorites such as: fajitas, enchiladas, tacos, nachos and quesadillas and a selection of unique grilled and sauteed dishes. The menu also provides the guest with a variety of appetizers and desserts. Entree items range in price from $5.79 to $25.99. Chips are cooked fresh throughout the day and served with just-made salsa to every guest. Each guest is greeted by a casually dressed server wearing a red polo shirt, blue jeans and a short black apron. At June 4, 2000, the Company operated 25 Tia's Tex-Mex units.

As previously mentioned, on April 7, 2000, the Company entered into a letter of intent which provides for the sale of all American Cafe and Tia's Tex-Mex restaurants, including three then under development, to the president and partner of the American Cafe concept and his management team. The purchase price is $54.5 million plus the costs in developing the new units (currently estimated at $4.5 million), of which the Company will finance up to $20 million. The sale is expected to be completed by the end of September 2000.

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

During Fiscal 2000, the Company sold 42 Ruby Tuesday units to several domestic franchisees and 22 new Ruby Tuesday units were opened by franchisees, bringing the total of domestic franchised units to 137 with 21 domestic franchise partners as of June 4, 2000. The 137 units are located in the following states:
Arizona (8), Colorado (13), Florida (43), Illinois (9), Indiana (3), Kansas (3), Kentucky (5), Massachusetts (2), Maine (1), Michigan (22), Minnesota (4), Missouri (2), Nebraska (2), New York (14), Utah (4), and Washington (2).

Subsequent to year end, the Company entered into a purchase agreement with a potential franchise partner which provides, among other things, for the sale of five units in Illinois and one in Iowa during fiscal 2001. As of June 4, 2000, five of the six units to be sold were open. The remaining one is expected to open by the end of the first quarter of Fiscal 2001.

The Company's International Division, which was established in Fiscal 1997, continued its international franchise development during Fiscal 2000 by opening four international franchise units during the year. At present, the Company has nine international franchised units with franchisees located in the Asian Pacific Region, India, Chile, Honduras, and Iceland.


--------------------------------------------------------------------------
Training

WOW-Usm, located in the Maryville, Tennessee Restaurant Support Services Center, serves as the centralized training center for all of the Company's restaurant managers and the franchise partners. Facilities include classrooms and a test kitchen. WOW-U provides managers and franchise partners the opportunity to gather for intensive, on-going instruction and interaction. Programs include classroom instruction and various team competitions which are designed to contribute to the skill and enhance the dedication of the Company's teams and to strengthen its corporate culture. Further contributing to the training experience is RT Lodge which is located on a wooded campus just minutes from the Restaurant Support Services Center. RT Lodge serves as the lodging quarters and dining facility for those attending WOW-U. After a long day of instruction and competition, trainees have the opportunity to dine and socialize with fellow team members in a relaxed and tranquil atmosphere.

--------------------------------------------------------------------------
Research and Development

The Company does not engage in any material research and development activities. The Company, however, engages in on-going studies in connection with the development of menu items for all of its restaurant concepts. Additionally, it conducts consumer research to determine guest preferences, trends, and opinions.

--------------------------------------------------------------------------
Raw Materials

The Company contracted with U.S. Foodservice, Inc. for the purchase of raw materials under a cost-plus arrangement. The contract expires on March 3, 2003. If U.S. Foodservice, Inc. is unable to meet the Company's supply needs, the Company negotiates directly with primary suppliers to obtain competitive prices. The Company uses purchase commitment contracts to stabilize the potentially volatile pricing associated with certain commodities. Because of the relatively short storage life of inventories, limited storage facilities at the restaurants themselves, the Company's requirement for fresh products and the numerous sources of goods, a minimum amount of inventory is maintained at the units. If necessary, all essential food, beverage and operational products are available and can be obtained from alternative suppliers in all cities in which the Company operates.

--------------------------------------------------------------------------
Trademarks of the Company

The Company or its affiliates have registered certain trademarks and service marks, with the United States Patent and Trademark Office, including Ruby Tuesday, The American Cafe, and Tia's. The Company holds an exclusive license to use all such trade and service marks from such affiliates which includes the right to sub-license. The Company believes that these and other related marks are of material importance to the Company's business. Registrations of the trademarks listed above expire from 2004 to 2005, unless renewed.

--------------------------------------------------------------------------
Seasonality

The Company's business is moderately seasonal. Average restaurant sales of the Company's mall-based restaurants, which currently represent 50% of the Company's total restaurants, are slightly higher during the winter months and peak during the holiday season. Freestanding restaurant sales are generally higher in the summer months.

--------------------------------------------------------------------------
Customer Dependence

No material part of the business of the Company is dependent upon a single customer, or very few customers, the loss of any one of which would have a material adverse effect on the Company.

--------------------------------------------------------------------------
Competition

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

--------------------------------------------------------------------------
Government Compliance

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

--------------------------------------------------------------------------
Environmental Compliance

Compliance with federal, state and local laws and regulations which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Company.

--------------------------------------------------------------------------
Personnel

The Company employs approximately 8,500 full-time and 19,900 part-time employees. The Company believes working conditions are favorable and employee compensation is comparable with its competition. None of the Company's employees are covered by a collective bargaining agreement.

--------------------------------------------------------------------------
Item 2. Properties.

Information regarding the locations of the Company's Ruby Tuesday, American Cafe and Tia's Tex-Mex operations is shown in the list below. Of the 402 Company-owned and operated restaurants as of June 4, 2000, the Company owned the buildings and held long-term land leases for 108 restaurants, owned the land and buildings for 49 restaurants, and held leases covering land and buildings for 245 restaurants. The Company's Restaurant Support Services Center in Maryville, Tennessee which was opened in fiscal 1998 is covered under a lease agreement with an initial term of five years from October 2, 1998 with two five-year renewal options. Executive and certain other administrative personnel of the Company are located in the Maryville Support Sevices Center. In Fiscal 2000, the Company opened a second Restaurant Support Services Center in nearby Alcoa, Tennessee and closed its Support Services Center in Mobile, Alabama.

Additional information concerning the properties of the Company and its leasing arrangements is incorporated herein by reference to Note 6 of the Notes to Consolidated Financial Statements included in the Annual Report to Shareholders for the year ended June 4, 2000.

As of June 4, 2000, the Company operated 402 restaurants, including 336 Ruby Tuesday, 41 American Cafe and 25 Tia's Tex-Mex restaurants in the following locations:

Alabama (35)      Iowa (1)           Missouri (13)        Pennsylvania(25)
Arkansas (4)      Kansas (1)         Nebraska (1)         Rhode Island (1)
Connecticut (11)  Kentucky (3)       New Hampshire (3)    South Carolina(14)
Delaware (4)      Louisiana (4)      New Jersey (14)      Tennessee (37)
Florida (26)      Massachusetts (5)  New York (11)        Texas (16)
Georgia (41)      Maryland (25)      North Carolina (17)  Virginia (49)
Illinois (6)      Michigan (1)       Oklahoma (1)         West Virginia(1)
Indiana (6)       Mississippi (6)    Ohio (19)            Washington, DC(1)


--------------------------------------------------------------------------
Item 3.  Legal Proceedings.
The Company is currently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of its business. In addition, the Company, as successor to Morrison Restaurants Inc. ("Morrison"), is a party to a case (Morrison Restaurants Inc. v. United States of America, et al.), originally filed by Morrison in 1994 to claim a refund of taxes paid in the amount of approximately $3,000 and abatement of taxes assessed by the Internal Revenue Service ("IRS") against Morrison on account of the employer's share of FICA taxes on unreported tips allegedly received by employees. The IRS filed a counterclaim for approximately $7,000 in additional taxes. The case was decided by the U.S. District Court in favor of the Company in February 1996 on summary judgment. The IRS appealed the District Court's decision and, on August 12, 1997, the U.S. Court of Appeals for the Eleventh Circuit reversed the award of summary judgment and remanded the case to the District Court for proceedings consistent with the Court's opinion. In its reversal, the Eleventh Circuit upheld the IRS' enforcement policy with respect to the employer's share of FICA taxes on allegedly unreported tips. The Company subsequently petitioned the U.S. Court of Appeals for a review of the matter by the full Court. Such petition was denied. There are three additional lawsuits on this issue filed by other restaurant companies pending in other U.S. federal courts. In September, 1998, the District Court in Northern California held in favor of the taxpayer on the identical issue in Fior d Italia v. United States ("Fior"). The District Court rejected the holding of the Eleventh Circuit holding, inter alia, that the Eleventh Circuit opinion was rejected by recently expressed congressional intent. The IRS' motion for reconsideration in light of the Federal Circuit's decision in The Bubble Room v. United States (infra) was denied. The IRS has appealed the district court's ruling on Fior. In October 1998, in a split decision, the United States Court of Appeals for the Federal Circuit issued a decision unfavorable to the taxpayer in The Bubble Room v. United States. The taxpayer's petition for a rehearing En Banc was also denied. In June, 1999, the United States District Court for the Northern District of Florida, Pensacola Division, in Quietwater Entertainment, Inc. v. United States, GA No. 398CV160, held in favor of the taxpayer notwithstanding and distinguishing the controlling law in the Eleventh Circuit in Morrison. Although the amount in dispute is not material, it is possible that the IRS will attempt to assess taxes in additional units of the Company (as well as other restaurant companies). In such event, the Company believes that a business tax credit would be available to the Company to offset, over a period of years, a majority of any additional taxes determined to be due. Moreover, the Company is a participant in an IRS enforcement program which would eliminate the risk of additional assessments by the IRS in return for a restaurant employer's proactive role in encouraging employee tip reporting. In light of the proactive role of the Company, the protection against additional assessment afforded by the agreement should be available to the Company. In the opinion of management, the ultimate resolution of all pending legal proceedings will not have a material adverse effect on the Company's operations or financial position.
--------------------------------------------------------------------------
Item 4.  Submission of Matters to a Vote of Security Holders.

None.


----------------------------------------------------------------------------
Executive Officers of the Company.

Executive officers of the Company are appointed by and serve at the discretion of the Company's Board of Directors. Information regarding the Company's executive officers as of August 4, 2000 is provided below.

Executive
                                                           Officer
Name                  Age     Position with the Company     Since


S. E. Beall, III       50     Chairman of the Board and      1982
                              Chief Executive Officer

R. D. McClenagan       52     President                      1985


J. R. Mothershed       52     Senior Vice President and      1992
                              Chief Financial Officer,
                              Treasurer and Assistant
                              Secretary

S. L. Turner           47     Executive Vice President,      1997
                              Human Resources and
                              Performance Management

D. T. Cronk            47     Senior Vice President,         1997
                              General Counsel and
                              Secretary

A. R. Johnson          48     Senior Vice President,         2000
                              Brand Development and
                              Growth


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

Ms. Turner joined the Company in September 1997 and has served as Executive Vice President, Human Resources and Performance Management since June 1999. From September 1997 until June 1999, Ms. Turner served as Senior Vice President-Human Resources. Prior to joining the Company, Ms. Turner served as Senior Vice President-Human Resources of Hasbro, Inc. from 1993 to 1997.

Mr. Cronk joined the Company as Senior Vice President-Legal in July 1997 and was named Senior Vice President, General Counsel and Secretary of the Company in April 1998. Prior to joining the Company, Mr. Cronk was Vice President-Worldwide Development, Friday's Hospitality Worldwide, Inc. from November 1995 to July 1997 and Vice President and General Counsel, Friday's Hospitality Worldwide, Inc. from January 1991 to November 1995.

Mr. Johnson joined the Company as Senior Vice President-Brand Development and Growth in April 2000. Prior to joining the Company, Mr. Johnson was the President of Hopewell & Co. from February 1997 to April 2000, Vice President of Dollar General Corporation from October 1996 to February 1997, President of the Specialty Division and Senior Vice President of Morrison from December 1994 to May 1996.

PART II

--------------------------------------------------------------------------
Item 5.  Market for the Registrant's Common Equity and Related
       Shareholder Matters.

Certain information required by this item is incorporated herein by reference to
Note 12 of the Notes to Consolidated Financial Statements of the Registrant's Annual Report to Shareholders for the year ended June 4, 2000.

During Fiscal 1997, the Board of Directors approved a dividend policy as a means of returning excess capital to its shareholders. This policy calls for payment of semi-annual dividends of $0.0225 per share. The payment of a dividend in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future as currently anticipated. In Fiscal 2000, the Company effected a two-for-one stock split in the form of a 100% stock dividend paid on May 19, 2000 to shareholders of record on April 28, 2000. Also during Fiscal 2000, the Company declared and paid semi-annual dividends in the first and third quarters. On July 10, 2000, the Company's Board of Directors declared a semi-annual cash dividend of $0.0225 per share payable on August 7, 2000 to shareholders of record on July 24, 2000. Under various financing agreements, the Company has agreed to restrict dividend payments (other than stock dividends) and purchases of its capital stock (collectively, "Restricted Payments") to amounts based on earnings after Fiscal 1996. Specifically, the maximum amount available for Restricted Payments at any time is the excess of shareholders' equity above $180 million plus 100% of any equity or subordinate debt offerings. At June 4, 2000, the maximum amount of permissible Restricted Payments was $49.8 million.

--------------------------------------------------------------------------
Item 6.  Selected Financial Data.

The information contained under the caption "Summary of Operations" of the Registrant's Annual Report to Shareholders for the year ended June 4, 2000 is incorporated herein by reference.

--------------------------------------------------------------------------
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Registrant's Annual Report to Shareholders for the year ended June 4, 2000 is incorporated herein by reference.

--------------------------------------------------------------------------
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

"Disclosures About Market Risk" contained within "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 18 of the Registrant's Annual Report to Shareholders for the year ended June 4, 2000 is incorporated herein by reference.

--------------------------------------------------------------------------
Item 8.  Financial Statements and Supplementary Data.

The following consolidated financial statements and the related report of the Company's independent auditors contained in the Registrant's Annual Report to Shareholders for the year ended June 4, 2000 are incorporated herein by reference:

     Consolidated Statements of Income - Fiscal years ended June 4, 2000, June 6, 1999 and June 6, 1998.

     Consolidated Balance Sheets - As of June 4, 2000 and June 6, 1999.

     Consolidated Statements of Shareholders' Equity - Fiscal years ended June 4, 2000, June 6, 1999 and June 6, 1998.

     Consolidated Statements of Cash Flows - Fiscal years ended June 4, 2000, June 6, 1999 and June 6, 1998.

     Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

"Change in Accounting Firms" contained within "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 19 of the Registrant's Annual Report to Shareholders for the year ended June 4, 2000 is incorporated herein by reference.


PART III

--------------------------------------------------------------------------
Item 10. Directors and Executive Officers of the Company.

(a) The information regarding directors of the Company is incorporated herein by reference to the information set forth in the table captioned "Director and Director Nominee Information" under "Election of Directors" in the definitive proxy statement of the Registrant dated August 16, 2000 relating to the Registrant's annual meeting of shareholders to be held on October 5, 2000.

(b) Pursuant to Form 10-K General Instruction G(3), the information regarding executive officers of the Company has been included in Part I of this Report under the caption "Executive Officers of the Company".


--------------------------------------------------------------------------
Item 11.  Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions "Executive Compensation" and "Directors' Fees and Attendance" in the definitive proxy statement of the Registrant dated August 16, 2000 relating to the Registrant's annual meeting of shareholders to be held on October 5, 2000.


--------------------------------------------------------------------------
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

The information required by this Item 12 is incorporated herein by reference to the information set forth in the table captioned "Beneficial Ownership of Common Stock" under "Election of Directors" in the definitive proxy statement of the Registrant dated August 16, 2000 relating to the Registrant's annual meeting of shareholders to be held on October 5, 2000.


--------------------------------------------------------------------------
Item 13.  Certain Relationships and Related Transactions.

The information required by this Item 13 is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in the definitive proxy statement of the Registrant dated August 16, 2000 relating to the Registrant's annual meeting of shareholders to be held on October 5, 2000.


PART IV

--------------------------------------------------------------------------
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.

(a) The following documents are incorporated by reference into or are filed as a part of this report:

     1.  Financial Statements:

         The following consolidated financial statements and the independent auditors' report thereon, included in the Registrant's Annual Report to Shareholders for the year ended June 4, 2000, a copy of which is contained in the exhibits to this report, are incorporated herein by reference:
                                                   Page Reference
                                                 in paper version
                                                 of Annual Report
                                                  to Shareholders
         Consolidated Statements of Income for
         the years ended June 4, 2000,
         June 6, 1999 and June 6, 1998                    22

         Consolidated Balance Sheets as of
         June 4, 2000 and June 6, 1999                    23

         Consolidated Statements of Shareholders'
         Equity for the years ended
         June 4, 2000, June 6, 1999 and June 6, 1998      24

         Consolidated Statements of Cash Flows
         for the years ended June 4, 2000,
         June 6, 1999 and June 6, 1998                    25

         Notes to Consolidated Financial Statements       26-38

         Report of Independent Auditors                   39

2.  Financial Statement Schedules:

                       Report of Independent Auditors


Shareholders and Board of Directors
Ruby Tuesday, Inc. and Subsidiaries

      We have audited the accompanying consolidated balance sheet of Ruby Tuesday, Inc. and Subsidiaries as of June 6, 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two fiscal years in the period ended June 6, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ruby Tuesday, Inc. and Subsidiaries at June 6, 1999, and the consolidated results of their operations and their cash flows for each of the two fiscal years in the period ended June 6, 1999, in conformity with accounting principles generally accepted in the United States of America.


/s/ Ernst & Young LLP
Atlanta, Georgia
June 28, 1999


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

3.2   Bylaws, as amended, of Ruby Tuesday, Inc. (19)

4.1   Specimen Common Stock Certificate. (1)

4.2 Articles of Incorporation and all mergers of Ruby Tuesday, Inc. (filed as Exhibit 3.1 hereto). (1)

4.3   Bylaws, as amended, of Ruby Tuesday, Inc. (filed as Exhibit 3.2 hereto). (19)

10.1 Executive Supplemental Pension Plan together with First Amendment made June 30, 1994 and Second Amendment made July 31, 1995.*(2)

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

10.8  Morrison Restaurants Inc. 1993 Non-Executive Stock Incentive Plan.*(7)

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

10.35 Form of Second Amendment to Retirement Plan.* (1)

10.36 Form of Fourth Amendment to 1987 Stock Bonus and Non-Qualified Stock Option Plan.* (1)

10.37 [Reserved]

10.38 Form of Indemnification Agreement to be entered into with executive officers and directors. (1)

10.39 Credit Agreement dated as of March 6, 1996 among Ruby Tuesday (Georgia), Inc., SunTrust Bank, Atlanta, for itself and as
      Agent and Administrative Agent, and the other lenders signatories thereto. (1)

10.40 Purchase agreement dated July 2, 1997 between Ruby Tuesday, Inc., a Georgia corporation, and RT Orlando Franchise, L.P., d/b/a RT Orlando Franchise Ltd., a Delaware limited partnership. (17)

10.41 Purchase agreement dated July 2, 1997 between Ruby Tuesday, Inc., a Georgia corporation, and RT Tampa Franchise, L.P., d/b/a RT
      Tampa Franchise Ltd., a Delaware limited partnership. (17)

10.42 Purchase agreement dated July 2, 1997 between Ruby Tuesday, Inc., a Georgia corporation, and RT South Florida Franchise, L.P., d/b/a RT South Florida Franchise Ltd., a Delaware limited partnership. (17)

10.43 Loan Facility Agreement and Guaranty dated May 30, 1997 by and among Ruby Tuesday, Inc., Suntrust Bank, Atlanta, and the other lender signatories thereto. (18)

10.44 Form of first amendment to Ruby Tuesday, Inc. Deferred Compensation Plan Trust Agreement.* (19)

10.45 Form of first amendment to Credit Agreement. (19)

10.46 Form of second amendment to Credit Agreement. (19)

10.47 Form of first amendment to Master Agreement. (19)

10.48 Form of first amendment to Loan Facility Agreement and Guarantee.(19)

10.49 Form of second amendment to Loan Facility Agreement and Guarantee.(19)

10.50 Form of third amendment to Loan Facility Agreement and Guarantee.(19)

10.51 Lease agreement dated October 1, 1997 between Riverfront Capital Business Trust, a Pennsylvania business trust and Ruby
      Tuesday, Inc., a Georgia corporation. (19)

10.52 Amended and restated Contribution Agreement dated January 12, 1998, and entered into as of March 20, 1998 between Ruby Tuesday, Inc., a Georgia corporation, RT Colorado, Inc., a Colorado corporation and RT Denver Franchise, L.P., a Delaware limited partner. (19)

10.53 Stock purchase agreement dated January 12, 1998 between Ruby Tuesday, Inc., a Georgia corporation, Timothy P. Kaliher, RT Colorado, Inc., a Colorado corporation, and RT Denver Franchise, L.P., a Delaware limited partnership. (19)

10.54 Purchase agreement dated December 16, 1997 between Ruby Tuesday, Inc., a Georgia corporation, and RT Southwest Franchise, LLC, a Delaware limited liability company. (19)

10.55 Purchase agreement dated June 25, 1998 between Ruby Tuesday, Inc., a Georgia corporation, and RT Long Island Franchise, LLC, a
      Delaware limited liability company. (19)

10.56 Purchase agreement dated May 7, 1998 between Ruby Tuesday, Inc., a Georgia corporation, and RT West Palm Beach Franchise, L.P., a Delaware limited partnership. (19)

10.57 Omnibus Amendment dated October 2, 1998 to Master Agreement dated as of May 30, 1997. (20)

10.58 Amended and Restated Loan Facility Agreement and Guaranty by and among Ruby Tuesday, Inc., Suntrust Bank, Atlanta, and the other lender signatories thereto dated October 2, 1998. (21)

10.59 Master Agreement dated as of June 3, 1998 among Ruby Tuesday, Inc., as Lessee and Guarantor, Atlantic Financial Group, LTD., as
      lessor, Nationsbank, N.A., as a Lender, Union Planters Bank,
      N.A., as a Lender,  First Union National Bank, as a Lender,
      and SunTrust Bank, Atlanta, as Agent and as a Lender;
      together with the Lease Agreement dated as of June 3, 1999 between Atlantic Financial Group, LTD., as lessor and Ruby
      Tuesday, Inc. as lessee; the Loan Agreement dated as of June
      3, 1999 among Atlantic Financial Group, LTD., as lessor and borrower, the financial institutions party hereto, as
      lenders, and SunTrust Bank Atlanta, as Agent; the
      Construction Agency Agreement dated as of June 3, 1999 among Atlantic Financial Group, LTD. and Ruby Tuesday, Inc., as
      construction agent; and Appendix A to Master Agreement,
      Lease, Loan Agreement and Construction Agency Agreement.  (22)

10.60 Form of Second Amendment to the Ruby Tuesday, Inc. 1996
      Non-Executive Stock Incentive Plan (formerly the 1993
      Non-Executive Stock Incentive Plan).  (23)

10.61 Employment Agreement dated as of June 19, 1999 by and between Ruby Tuesday, Inc. and Samuel E. Beall, III.* (24)

10.62 Form of Third Amendment to the Ruby Tuesday, Inc. 1996 Stock Incentive Plan.* (25)

10.63 Form of Seventh Amendment to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan.* (26)

13 Annual Report to Shareholders for the fiscal year ended June 4, 2000 (Only portions specifically incorporated by reference in the Form 10-K are being filed herewith).

21    Subsidiaries of Registrant.

23.1 Consent of KPMG LLP, Independent Auditors for the Fiscal year ended June 4, 2000.

23.2 Consent of Ernst & Young, LLP, Independent Auditors for the Fiscal years ended June 6, 1999 and June 6, 1999.

27    Financial Data Schedule

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

(20) Incorporated by reference to Exhibit 99.1 on Form 10-Q for Ruby Tuesday, Inc. for the quarter ended September 6, 1998 (File
      No. 1-12454).

(21) Incorporated by reference to Exhibit 99.2 on Form 10-Q for Ruby Tuesday, Inc. for the quarter ended September 6, 1998 (File
      No. 1-12454).

(22) Incorporated by reference to Exhibit of the same number on Form 10-K for Ruby Tuesday, Inc. for the fiscal year ended June 6,
      1999 (File No. 1-   12454).

(23) Incorporated by reference to Exhibit 99.1 on Form 10-Q dated October 20, 1999 for Ruby Tuesday, Inc. for the three month
      period ended September 5, 1999     (File No. 1-12454).

(24) Incorporated by reference to Exhibit 99.1 on Form 10-Q dated January 19, 2000 for Ruby Tuesday, Inc. for the three month period ended December 5, 1999 (File No. 1-12454).

(25) Incorporated by reference to Exhibit 99.2 on Form 10-Q dated January 19, 2000 for Ruby Tuesday, Inc. for the three month period ended December 5, 1999 (File No. 1-12454).

(26) Incorporated by reference to Exhibit 99.3 on Form 10-Q dated January 19, 2000 for Ruby Tuesday, Inc. for the three month period ended December 5, 1999 (File No. 1-12454).

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

        Date 8/18/00            By: /s/ Samuel E. Beall, III
                                    Samuel E. Beall, III
                                    Chairman of the Board and
                                    Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


        Date 8/18/00            By: /s/ Samuel E. Beall, III
                                    Samuel E. Beall, III
                                    Chairman of the Board and
                                    Chief Executive Officer

        Date 8/18/00            By: /s/ J. Russell Mothershed
                                    J. Russell Mothershed
                                    Senior Vice President, Finance
                                    Chief Financial Officer
                                    Treasurer and Assistant Secretary

        Date 8/18/00            By: /s/ John B. McKinnon
                                    John B. McKinnon
                                    Director

        Date 8/18/00            By: /s/ Dr. Donald Ratajczak
                                    Dr. Donald Ratajczak
                                    Director

        Date 8/18/00            By: /s/ Dolph W. von Arx
                                    Dolph W. von Arx
                                    Director

        Date 8/18/00            By: /s/ Claire L. Arnold
                                    Claire L. Arnold
                                    Director

        Date 8/18/00            By: /s/ Dr. Benjamin F. Payton
                                    Dr. Benjamin F. Payton
                                    Director

        Date 8/18/00            By: /s/ James A. Haslam, III
                                    James A. Haslam, III
                                    Director


        Date 8/18/00            By: /s/ Elizabeth L. Nichols
                                    Elizabeth L. Nichols
                                    Director