Form 10-Q
period 2000-09-03
RUBY TUESDAY INC
filed 2000-10-18
CIK 68270

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  SEPTEMBER 3, 2000
                               ------------------


                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------

                                        Commission file number   1-12454
                                                               ---------


                               RUBY TUESDAY, INC.
--------------------------------------------------------------------------------
     (Exact name of registrant as specified in charter)

        GEORGIA                              63-0475239
--------------------------            -----------------
(State of incorporation or            (I.R.S. Employer identifi-
 organization)                         cation no.)


                  150 West Church Avenue
                  Maryville, TN                               37801
--------------------------------------------------         --------
     (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (865) 379-5700
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

--------------------------------------------------------------------------------
                                   61,934,645
--------------------------------------------------------------------------------
         (Number of shares of $0.01 par value common stock outstanding as of October 13, 2000)

                        Exhibit Index appears on page 14

                                      INDEX
                                                                        PAGE
                                                                       NUMBER
             PART I - FINANCIAL INFORMATION


             ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                         CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                         SEPTEMBER 3, 2000 AND JUNE 4, 2000.............3

                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE THIRTEEN WEEKS ENDED
                         SEPTEMBER 3, 2000 AND SEPTEMBER 5, 1999........4

                         CONDENSED CONSOLIDATED STATEMENTS OF CASH
                         FLOWS FOR THE THIRTEEN WEEKS ENDED
                         SEPTEMBER 3, 2000 AND SEPTEMBER 5, 1999........5

                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                         STATEMENTS.....................................6-7


             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OF FINANCIAL CONDITION AND RESULTS
                         OF OPERATIONS..................................8-12


             ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                         MARKET RISK....................................N/A

             PART II - OTHER INFORMATION

             ITEM 1.  LEGAL PROCEEDINGS.................................13

             ITEM 2.  CHANGES IN SECURITIES............................NONE

             ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................NONE

             ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                       SECURITY HOLDERS................................NONE

             ITEM 5.  OTHER INFORMATION................................NONE

             ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................14

              SIGNATURES...............................................15
              ----------

                         PART I - FINANCIAL INFORMATION
                                     ITEM 1

                               RUBY TUESDAY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT PER-SHARE DATA)

                                                               SEPTEMBER 3,         JUNE 4,
                                                                  2000               2000
                                                             ----------------------------
                                                              (UNAUDITED)          (NOTE A)
Assets
Current assets:
      Cash and short-term investments..................          $ 11,871          $ 10,154
      Accounts and notes receivable....................             8,161             6,880
      Inventories......................................             9,488             9,378
      Prepaid rent.....................................             3,340             3,392
      Other prepaid expenses...........................             4,902             5,282
      Deferred income tax benefit......................               263               312
      Assets held for disposal.........................            63,729            59,057
                                                              ------------      -----------
        Total current assets...........................           101,754            94,455
                                                              ------------      -----------

Property and equipment - at cost.......................           460,846           451,474
      Less accumulated depreciation and amortization...          (174,117)         (169,609)
                                                              ------------      ------------
                                                                  286,729           281,865

Costs in excess of net assets acquired, net............             8,133             8,229
Notes receivable, net..................................            22,966            23,126
Deferred income taxes..................................             3,243             5,355
Other assets...........................................            27,590            26,182
                                                              ------------      -----------

          Total assets.................................          $450,415          $439,212
                                                              ============      ===========

Liabilities & shareholders' equity Current liabilities:
      Accounts payable.................................          $ 36,705          $ 35,346
      Short-term borrowings............................             1,325             3,400
      Accrued liabilities:
        Taxes, other than income taxes.................            11,138            10,831
        Payroll and related costs......................            12,922            17,809
        Insurance......................................             4,293             4,071
        Rent and other.................................            16,508            16,983
        Income taxes payable...........................                                 222
      Current portion of long-term debt................               134            63,134
                                                              ------------      -----------
          Total current liabilities....................            83,025           151,796
                                                              ------------      -----------

Long-term debt.........................................            68,601               636
Deferred escalating minimum rent.......................            11,590            11,416
Other deferred liabilities.............................            47,099            45,540
Shareholders' equity:
        Common stock, $0.01 par value;(authorized 100,000
       shares; issued 62,068 @ 9/3/00; 61,719 @ 6/4/00)               621               617
      Capital in excess of par value...................            10,863             4,597
      Retained earnings................................           229,225           225,219
                                                              ------------      -----------
                                                                  240,709           230,433
      Deferred compensation liability payable in
       Company stock...................................             3,571             3,507
      Company stock held by deferred compensation plan.            (3,571)           (3,507)
      Accumulated other comprehensive income...........              (609)             (609)
                                                              ------------      ------------
                                                                  240,100           229,824
                                                              ------------      -----------
          Total liabilities & shareholders' equity.....          $450,415          $439,212
                                                              ============      ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               RUBY TUESDAY, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER-SHARE DATA)
                                   (UNAUDITED)




                                                        THIRTEEN WEEKS ENDED
                                                    SEPTEMBER 3,    SEPTEMBER 5,
                                                         2000            1999
                                                      ------------------------

  Revenues:

     Restaurant sales and operating revenues             $202,223       $193,589
     Franchise revenues.....................                2,787          1,696
                                                         --------       --------
                                                          205,010        195,285
  Operating costs and expenses:

     Cost of merchandise....................               54,777         52,992
     Payroll and related costs..............               65,123         61,616
     Other..................................               40,428         40,385
     Depreciation and amortization..........                9,691         10,361
     Selling, general and administrative....               15,277         13,350
     Interest expense, net..................                 (362)           420
                                                        ---------      ---------
                                                          184,934        179,124
                                                         ---------      --------
   Income before income taxes...............               20,076         16,161

   Provision for income taxes...............                7,187          5,861
                                                         ---------      --------


   Net income...............................             $ 12,889       $ 10,300
                                                         =========      ========

   Earnings per share:

     Basic..................................             $   0.21       $   0.16
                                                         =========      ========
     Diluted................................             $   0.20       $   0.16
                                                         =========      ========

   Weighted average shares:

     Basic.................................                61,907         63,962
                                                         =========      ========
     Diluted...............................                64,258         66,280
                                                         =========      ========

   Cash dividends declared per share.......              $ 0.0225       $ 0.0225
                                                         =========      ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               RUBY TUESDAY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                           THIRTEEN WEEKS ENDED
                                                       SEPTEMBER 3, SEPTEMBER 5,
                                                            2000           1999
                                                       ------------------------
Operating activities:
Net income........................................       $ 12,889      $ 10,300
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization...................          9,691        10,361
  Amortization of intangibles.....................            183           182
  Deferred income taxes...........................          2,098           156
  Loss on impairment and disposition of assets....            195           759
  Changes in operating assets and liabilities:
     Receivables..................................        (1,121)           709
     Inventories..................................          (110)             5
     Prepaid and other assets.....................           297            897
     Accounts payable, accrued and other
        liabilities...............................        (1,678)         2,277
     Income tax payable...........................          (222)         4,723
                                                     ------------   -----------
  Net cash provided by operating activities.......        22,222         30,369
                                                     ------------   -----------

Investing activities:
Purchases of property and equipment...............       (19,208)       (15,411)
Proceeds from disposal of assets..................            30            433
Other, net........................................        (1,604)          (882)
                                                     ------------   ------------
  Net cash used in investing activities...........       (20,782)       (15,860)
                                                     ------------   ------------

Financing activities:
Proceeds from long-term debt......................         5,000          2,495
Net change in short-term borrowings...............        (2,075)
Principal payments on long-term debt..............           (35)           (30)
Proceeds from issuance of stock, including
  treasury stock..................................        11,209          3,210
Stock repurchases, net of changes in the Deferred
  Compensation Plan...............................       (12,431)       (18,002)
Dividends paid....................................        (1,391)        (1,426)
                                                     ------------   ------------
  Net cash provided by(used in) financing activities         277        (13,753)
                                                     ------------   ------------

Increase in cash and short-term investments.......         1,717            756
Cash and short-term investments:
  Beginning of year...............................        10,154          9,117
                                                     ------------   -----------
  End of quarter..................................      $ 11,871       $  9,873
                                                     ============   ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended September 3, 2000 are not necessarily indicative of results that may be expected for the year ending June 3, 2001.

The balance sheet at June 4, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Ruby Tuesday, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 4, 2000.


NOTE B - EARNINGS PER SHARE
Basic earnings per share are based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per share includes the dilutive effect of stock options. Such stock options have the effect of increasing diluted weighted average shares outstanding by approximately 2.4 million and 2.3 million for the thirteen weeks ended September 3, 2000 and September 5, 1999, respectively. The difference between basic and diluted weighted average shares reflects the potential dilution from the exercise of stock options.


NOTE C - COMPREHENSIVE INCOME
Comprehensive income for the thirteen week periods ended September 3, 2000 and September 5, 1999 was $12.9 million and $10.3 million, respectively, which was the same as net income.


NOTE D - OTHER DEFERRED LIABILITIES
Other deferred liabilities at September 3, 2000 and June 4, 2000 included $14.4 million and $13.4 million, respectively, for the liability due to participants in the Company's Deferred Compensation Plan.


NOTE E - REFRANCHISING
As discussed in Note 11 to the Fiscal 2000 Audited Consolidated Financial Statements, the Company entered into a purchase agreement for the sale of six restaurants to a potential franchise partner which provides, among other things, for the sale of five units in Illinois and one unit in Iowa. The closing of the sale of these units is expected to occur in the second quarter of Fiscal 2001, and these units will be operated as Ruby Tuesday restaurants under separate franchising agreements. The aggregate sales price the Company expects to receive for these units is $9.2 million, of which approximately $7.4 million is expected to be paid in cash. The remaining amount will be in the form of notes due through fiscal 2011 bearing interest at a rate of 10.0% per year. The sale of these units is expected to result in a minimal pre-tax gain. As of September 3, 2000, five of the six units to be sold were open. The remaining unit is expected to open prior to the completion of the sale. Revenues for the thirteen weeks ended September 3, 2000 from these five open units totaled $2.2 million, with operating profits of $0.2 million.

NOTE F - PLANNED SALE OF AMERICAN CAFE AND TIA'S TEX-MEX RESTAURANTS
On October 4, 2000, the Company entered into an Agreement and Plan of Merger with Specialty Restaurant Group, LLC (owned by the president and partner of the American Cafe concept and his management team) which provides for the sale of all American Cafe (including L&N Seafood) and Tia's Tex-Mex restaurants to Specialty Restaurant Group, LLC. The purchase price, which will be finalized upon the completion of construction of three units previously under development, is projected to be approximately $60.0 million, of which the Company will finance up to $30.0 million. The Company will have the right to acquire 33% of Specialty Restaurant Group, LLC following closing through the fifth anniversary at varying pre-determined amounts.

The sale is expected to be completed by the end of the second quarter of Fiscal 2001. After the closing of the transaction, the restaurants will be operated under their current brand names and the current team members will remain in place.

Included in Assets Held for Disposal at September 3, 2000 is $55.8 million which represents the remaining book value of the American Cafe and Tia's Tex-Mex fixed assets and goodwill. Revenues for the American Cafe and Tia's Tex-Mex units for the thirteen weeks ended September 3, 2000 were $27.6 million, with operating profit of $0.2 million.


NOTE G - SUBSEQUENT EVENTS
As discussed in Note 5 to the Fiscal 2000 Audited Consolidated Financial Statements, the Company's $100.0 million five-year credit facility with several banks is set to mature on March 11, 2001 and negotiations for a five-year replacement facility had begun prior to June 4, 2000. On October 11, 2000 the Company entered into a new five-year credit facility with its bank group. The new facility is an $87.5 million Senior Revolving Credit Facility and includes a $10.0 million Swing Line and a $15.0 million Letter of Credit sub-facility. Borrowings under the Revolving Credit Facility will bear interest at various rate options to be chosen by the Company. The rate will either be the Base Rate (which is defined to be the higher of the issuing bank's prime lending rate or the Federal Funds rate plus 0.5%) or LIBOR plus the Applicable Margin (which ranges from 0.875% to 1.75% and is based on Adjusted Funded Debt to EBITDAR). Commitment fees ranging from 0.15% to 0.375% are payable quarterly on the unused portion of the Revolving Credit Facility.

As a result of the completion of its debt refinancing, the Company has reclassified borrowings outstanding at September 3, 2000 under its previous credit facility as long-term in the accompanying condensed consolidated balance sheets.

Also on October 11, 2000, the Company entered into a new $52.5 million master synthetic operating lease agreement for the purpose of leasing new free-standing units. The Company currently leases 60 units (44 of which are open at September 3, 2000) and the Maryville, Tennessee Restaurant Support Services Center under previous master synthetic operating lease agreements. Under the new facility, a synthetic operating lease agreement will be entered into for each unit providing for an initial lease term of five years from October 11, 2000 with two five-year renewal options. Each lease will also provide for substantial residual value guarantees and include purchase options at the lessor's original cost of the properties.

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

The Company reported net income of $12.9 million for the thirteen weeks ended September 3, 2000 compared to $10.3 million for the corresponding period of the prior year. Diluted earnings per share for the first quarter were $0.20, a 25% increase over the diluted earnings per share for the first quarter of Fiscal 2000. Contributing to the increase was a 2.1% increase in same store sales for Company-owned Ruby Tuesday restaurants and a reduction, as a percent of revenues, of operating costs and expenses as discussed below. As of September 3, 2000, the Company owned and operated 414 restaurants, including 346 Ruby Tuesday, 41 American Cafe, and 27 Tia's Tex-Mex restaurants. Franchised operations included 141 domestic and ten international Ruby Tuesday restaurants.

Results of Operations:
--------------------------------------------------------------------------------
The following table sets forth selected restaurant operating data as a percentage of revenues, except where otherwise noted, for the periods indicated. All information is derived from the unaudited condensed consolidated financial statements of the Company included herein.


                                                 Thirteen weeks ended
                                              September 3,   September 5,
                                                  2000           1999
                                              -------------------------
Revenues:
     Restaurant sales and operating revenues        98.6%        99.1%
     Franchise revenues.....................         1.4          0.9
                                               ------------- --------
       Total revenues.......................       100.0%       100.0%
Operating costs and expenses:
     Cost of merchandise (1)................        27.1         27.4
     Payroll and related costs (1)..........        32.2         31.8
     Other (1)..............................        20.0         20.9
     Depreciation and amortization (1)......         4.8          5.4
     Selling, general and administrative....         7.5          6.8
     Interest expense, net..................        (0.2)         0.2
                                               ------------- --------

Income before income taxes..................         9.8          8.3

Provision for income taxes..................         3.5          3.0
                                               ------------- --------
Net income..................................         6.3%         5.3%
                                               ============= =========

(1) As a percentage of restaurant sales and operating revenues.

The following table shows year-to-date Company-owned restaurant openings, closings, and total Company-owned restaurants as of the end of the first quarter.

                             Year-to-date    Year-to-date   Total Open at End
                               Openings        Closings      of First Quarter
                            Fiscal  Fiscal  Fiscal  Fiscal   Fiscal   Fiscal
                             2001    2000    2001    2000     2001     2000
                            ------  -----   ------  -----    ------   -----
  Ruby Tuesday               12      12       2       1       346      346
  American Cafe               0       0       0       2        41       43
  Tia's Tex-Mex               2       0       0       0        27       23


The following table shows year-to-date Ruby Tuesday franchised restaurant openings, closings, and total Ruby Tuesday franchised restaurants as of the end of the first quarter.

                             Year-to-date    Year-to-date   Total Open at End
                               Openings        Closings      of First Quarter
                            Fiscal  Fiscal  Fiscal  Fiscal   Fiscal   Fiscal
                             2001    2000    2001    2000     2001     2000
                            ------  -----   ------  -----    ------   -----
  Domestic                    5        5      1       0        141       83
  International               1        0      0       0         10        7



The Company estimates that 35 additional Company-owned Ruby Tuesday restaurants and one Tia's Tex-Mex restaurants will be opened during the remainder of Fiscal 2001. The Company expects domestic and international franchisees to open approximately 29 Ruby Tuesday restaurants during the remainder of Fiscal 2001, including the six to be re-franchised during the second quarter. As discussed in Notes E and F to the condensed consolidated financial statements, the Company has plans to sell six Ruby Tuesday restaurants to a domestic franchise partner and sell all American Cafe and Tia's Tex-Mex restaurants during Fiscal 2001.


Revenues:
--------------------------------------------------------------------------------
Company restaurant sales increased $8.6 million (4.5%) to $202.2 million for the quarter ended September 3, 2000 compared to the same quarter of the prior year. This increase is primarily attributable to a 4.5% increase in average unit volumes and a 2.1% increase in same store sales for the Ruby Tuesday concept. The increase in average unit volumes is primarily attributable to the strong performance of new units.

Franchise revenues totaled $2.8 million for the thirteen weeks ended September 3, 2000 compared to $1.7 million for the same period in the prior year. Franchise revenues are predominately comprised of domestic and international royalties which totaled $2.5 million and $1.4 million for the thirteen week periods ending September 3, 2000 and September 5, 1999, respectively.

Operating Profits:
--------------------------------------------------------------------------------
Pre-tax income for the quarter ended September 3, 2000 was $20.1 million, an increase of $3.9 million (19.4%) from the corresponding quarter of the prior year. The increase in pre-tax income is the result of increased average unit volumes and positive same store sales for the Ruby Tuesday concept and a reduction, as a percent of revenues, of operating costs and expenses as discussed below.

Cost of merchandise increased $1.8 million (3.4%) to $54.8 million for the quarter ended September 3, 2000 compared to the same quarter of the prior year. However, as a percentage of Company-owned restaurant sales, the cost of merchandise decreased from 27.4% to 27.1% for the thirteen weeks ended September 3, 2000. This decrease is attributable to increased vendor rebates due to higher volume discounts and to a new menu rolled out in April which provided improved costs and a slightly higher check.

Payroll and related costs increased $3.5 million (5.7%) for the thirteen weeks ended September 3, 2000, as compared to the same period of the prior year. As a percentage of Company-owned restaurant sales, these expenses increased from 31.8% to 32.2% for the thirteen week period ended September 3, 2000. The increase is due to increased bonus from enhanced performance and added focus on increasing unit staffing to optimum service levels.

Other operating costs for the thirteen weeks ended September 3, 2000 of $40.4 million were consistent to the same period of the prior year. However, as a percentage of Company-owned restaurant sales, these costs decreased 90 basis points for the thirteen week period ended September 3, 2000, from 20.9% to 20.0%, which is attributable to the effects of the 4.5% increase in average unit volumes and to lower occupancy costs from the refranchising of 42 units in the prior year that ran higher than system average occupancy costs. In addition, prior year amounts include an asset impairment charge recorded in conjunction with one American Cafe unit and a charge for the write-off of old china inventory.

Depreciation and amortization expense decreased $0.7 million (6.5%) for the thirteen weeks ended September 3, 2000 as compared to the same period of the prior year. As a percentage of Company-owned restaurant sales, depreciation and amortization for the thirteen weeks decreased 60 basis points from 5.4% to 4.8%. The decrease resulted from an increased use of the synthetic leasing program along with the effect of the increased average unit volumes and various information technology assets becoming fully depreciated in Fiscal 2000.

Selling, general and administrative expenses increased $1.9 million (14.4%) for the thirteen weeks ended September 3, 2000, as compared to the same period of the prior year. These expenses for the thirteen weeks increased 70 basis points as a percentage of total revenues from 6.8% to 7.5% primarily due to increased use of the Neighborhood Introduction Program, a local store marketing tool, increased training as a result of a continuing investment in teams and costs associated with media testing.

Net interest expense decreased $0.8 million for the thirteen weeks ended September 3, 2000, as compared to the same period of the prior year. The decrease is due to increased interest income associated with refranchising notes receivable.

Income Taxes:
--------------------------------------------------------------------------------
The effective income tax rate was 35.8% for the thirteen weeks ended September 3, 2000 compared to 36.3% for the same period of the prior year. The decrease in the effective income tax rate is principally due to reduced state taxes.



                         LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------
Cash provided by operating activities was $22.2 million for the thirteen weeks ended September 3, 2000 and exceeded capital expenditures by $3.0 million. Proceeds from the issuance of stock pursuant to stock option exercises provided $11.2 million of cash and additional borrowings under the Company's credit facilities provided a net $2.9 million of cash. Pursuant to the Company's financial strategy approved by the Board during Fiscal 1994, $12.4 million of the Company's common stock was reacquired during the quarter. Additionally, dividends of $1.4 million were paid to shareholders during the quarter.

The Company requires capital principally for new restaurants, equipment replacement, and remodeling of existing units. Capital expenditures for the thirteen weeks ended September 3, 2000 were $19.2 million and expenditures for construction of new units under the Company's synthetic operating lease program were $8.7 million. Capital expenditures for the remainder of Fiscal 2001 are projected to be between $51.0 and $56.0 million which the Company intends to fund with cash from operating activities. Expenditures for units to be leased by the Company under synthetic operating lease agreements are projected to be between $58.0 and $62.0 million for the remainder of Fiscal 2001.

At September 3, 2000, the Company had committed lines of credit amounting to $12.2 million ($10.9 million which remained available at September 3, 2000) and non-committed lines of credit amounting to $15.0 million with several banks at varying interest rates. These lines are subject to periodic review by each bank and may be canceled by the Company at any time.

As discussed in Note G to the condensed consolidated financial statements, the Company's $100.0 million five-year credit facility with several banks is set to mature on March 11, 2001 and negotiations for a five-year replacement facility had begun prior to June 4, 2000. On October 11, 2000 the Company entered into a new five-year credit facility with its bank group. The new facility is an $87.5 million Senior Revolving Credit Facility with a $10.0 million Swing Line and a $15.0 million Letter of Credit sub-facility. Borrowings under the Revolving Credit Facility will bear interest at various rate options to be chosen by the Company. The rate will either be the Base Rate (which is defined to be the higher of the issuing bank's prime lending rate or the Federal Funds rate plus 0.5%) or LIBOR plus the Applicable Margin (which ranges from 0.875% to 1.75% and is based on Adjusted Funded Debt to EBITDAR). Commitment fees ranging from 0.15% to 0.375% are payable quarterly on the unused portion of the Revolving Credit Facility.

As of September 3, 2000, the Company's synthetic lease agreements provide for a total of $125.0 million funding for the purpose of leasing new free-standing restaurants and the Maryville Restaurant Support Services Center. As of September 3, 2000, $10.8 million was available for expenditures in accordance with these agreements. As discussed in Note G to the condensed consolidated financial statements, on October 11, 2000, the Company entered into an additional $52.5 million master synthetic operating lease agreement. The Company currently leases 60 units (44 of which are open at September 3, 2000) and the Maryville, Tennessee Restaurant Support Services Center under the previous master synthetic operating lease agreements. Under the new facility, a synthetic operating lease agreement will be entered into for each unit providing for an initial lease term of five years from October 11, 2000 with two five-year renewal options. Each lease will also provide for substantial residual value guarantees and include purchase options at the lessor's original cost of the properties.

The Company has entered into five interest rate swap agreements with notional amounts aggregating $125.0 million. The swap agreements effectively fix the interest rate on an equivalent amount of the Company's debt (including floating-rate lease obligations) to rates ranging from 5.79% to 6.25% for various periods through December 7, 2003.

                     KNOWN EVENTS, UNCERTAINTIES AND TRENDS
--------------------------------------------------------------------------------

Financial Strategy and Stock Repurchase Plan
The Company employs a financial strategy which utilizes a prudent amount of debt to minimize the weighted average cost of capital while allowing the Company to maintain financial flexibility and the equivalent of an investment-grade (BBB) bond rating. This financial strategy sets a target debt-to-capital ratio of no more than 60%, including operating leases. The strategy also provides for repurchasing Company stock whenever cash flow exceeds funding requirements while maintaining the target capital structure. Pursuant to this strategy, the Company repurchased 1.1 million shares during the first quarter of Fiscal 2001. The total number of remaining shares authorized to be repurchased as of September 3, 2000 is approximately 9.0 million. To the extent not funded with cash from operating activities, additional repurchases will be funded by borrowings on the credit facilities and/or cash received in conjunction with the sale of restaurant units.

Cash Dividend
During Fiscal 1997, the Board of Directors approved a dividend policy as a means of returning excess capital to its shareholders. This policy calls for payment of semi-annual dividends of $0.0225 per share. The payment of a dividend in any particular future period and actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future as currently anticipated. Dividends totaling approximately $1.4 million were paid to shareholders during the first quarter of Fiscal 2001.


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

                           PART II - OTHER INFORMATION

                                     ITEM 1.

                                LEGAL PROCEEDINGS

The Company is currently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of its business. In addition, the Company, as successor to Morrison Restaurants Inc. ("Morrison"), is a party to a case (Morrison Restaurants Inc. v. United States of America, et al.), originally filed by Morrison in 1994 to claim a refund of taxes paid in the amount of approximately $3,000 and abatement of taxes assessed by the Internal Revenue Service ("IRS") against Morrison on account of the employer's share of FICA taxes on unreported tips allegedly received by employees. The IRS filed a counterclaim for approximately $7,000 in additional taxes. The case was decided by the U.S. District Court in favor of the Company in February 1996 on summary judgment. The IRS appealed the District Court's decision and, on August 12, 1997, the U.S. Court of Appeals for the Eleventh Circuit reversed the award of summary judgment and remanded the case to the District Court for proceedings consistent with the Court's opinion. In its reversal, the Eleventh Circuit upheld the IRS' enforcement policy with respect to the employer's share of FICA taxes on allegedly unreported tips. The Company subsequently petitioned the U.S. Court of Appeals for a review of the matter by the full Court. Such petition was denied. There are three additional lawsuits on this issue filed by other restaurant companies pending in other U.S. federal courts. In September, 1998, the District Court in Northern California held in favor of the taxpayer on the identical issue in Fior d Italia v. United States ("Fior"). The District Court rejected the holding of the Eleventh Circuit holding, inter alia, that the Eleventh Circuit opinion was rejected by recently expressed congressional intent. The IRS' motion for reconsideration in light of the Federal Circuit's decision in The Bubble Room v. United States (infra) was denied. The IRS has appealed the district court's ruling on Fior. In October 1998, in a split decision, the United States Court of Appeals for the Federal Circuit issued a decision unfavorable to the taxpayer in The Bubble Room v. United States. The taxpayer's petition for a rehearing En Banc was also denied. In June, 1999, the United States District Court for the Northern District of Florida, Pensacola Division, in Quietwater Entertainment, Inc. v. United States, GA No. 398CV160, held in favor of the taxpayer notwithstanding and distinguishing the controlling law in the Eleventh Circuit in Morrison. Although the amount in dispute is not material, it is possible that the IRS will attempt to assess taxes in additional units of the Company (as well as other restaurant companies). In such event, the Company believes that a business tax credit would be available to the Company to offset, over a period of years, a majority of any additional taxes determined to be due. Moreover, the Company is a participant in an IRS enforcement program which would eliminate the risk of additional assessments by the IRS in return for a restaurant employer's proactive role in encouraging employee tip reporting. In light of the proactive role of the Company, the protection against additional assessment afforded by the agreement should be available to the Company. In the opinion of management, the ultimate resolution of all pending legal proceedings will not have a material adverse effect on the Company's operations, financial position or cash flows.

                                     ITEM 6.

                        EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------


EXHIBITS
     The following exhibits are filed as part of this report:

        Exhibit
         No.


          27.1    Financial Data Schedule

          99.1 Ruby Tuesday, Inc. 1996 Stock Incentive Plan restated as of September 30, 1999.

          99.2 First Amendment to the restated Ruby Tuesday, Inc. 1996 Stock Incentive Plan dated July 10, 2000.

          99.3 Ruby Tuesday, Inc. Executive Supplemental Pension Plan restated as of July 1, 1999.

          99.4 Third Amendment to the Morrison Retirement Plan dated July 10, 2000.

          99.5 Agreement and Plan of Merger dated October 4, 2000 among Ruby Tuesday, Inc., Tia's LLC and Specialty Restaurant Group, LLC.

          99.6 Master Agreement dated as of October 11, 2000 among Ruby Tuesday, Inc., as Lessee and Guarantor, Atlantic Financial Group, LTD., as lessor, Certain Financial Institutions Party Hereto, as Lenders and SunTrust Bank, as Agent; together with the Lease Agreement dated as of October 11, 2000 between Atlantic Financial Group, LTD., as lessor and Ruby Tuesday, Inc. as lessee; Guaranty from Ruby Tuesday, Inc. dated as of October 11, 2000; Loan Agreement dated as of October 11, 2000 among Atlantic Financial Group, LTD., as lessor and borrower, the financial institutions party hereto, as lenders, and SunTrust Bank Atlanta, as Agent; and Construction Agency Agreement dated as of October 11, 2000 among Atlantic Financial Group, Ltd. and Ruby Tuesday, Inc. as Construction Agent.

           99.7 Revolving Credit Agreement dated as of October 11, 2000 among Ruby Tuesday, Inc., as Borrowers, The Lenders from Time to Time Party thereto and SunTrust Bank, as Administrative Agent, Issuing Bank and Swingline Lender together with Exhibits thereto.

           99.8 Amended and Restated Loan Facility Agreement and Guaranty by and among Ruby Tuesday, Inc., SunTrust Bank, as Servicer and Each of the Participants Party thereto dated as of October 11, 2000 together with Exhibits thereto.



REPORTS ON FORM 8-K
      None

                                   SIGNATURES
--------------------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     RUBY TUESDAY , INC.
                                 -----------------------
                                        (Registrant)

10/18/00                        By:/s/ J. RUSSELL MOTHERSHED
---------                          --------------------------
 DATE                              J. RUSSELL MOTHERSHED
                                   Senior Vice President and
                                   Chief Financial Officer