Form 10-Q
period 2000-12-03
RUBY TUESDAY INC
filed 2001-01-17
CIK 68270

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  DECEMBER 3, 2000
                               --------------------------


                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

                         Commission file number 1-12454
                                 --------------


                               RUBY TUESDAY, INC.
--------------------------------------------------------------------------------
     (Exact name of registrant as specified in charter)

        GEORGIA                              63-0475239
--------------------------            --------------------------
(State of incorporation or            (I.R.S. Employer identifi-
 organization)                         cation no.)


                  150 West Church Avenue
                  Maryville, TN                               37801
--------------------------------------------------         ----------
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

--------------------------------------------------------------------------------
                                   63,171,573
--------------------------------------------------------------------------------
         (Number of shares of $0.01 par value common stock outstanding as of January 12, 2001)

                        Exhibit Index appears on page 19

                                      INDEX
                                                                       PAGE
                                                                      NUMBER
             PART I - FINANCIAL INFORMATION


                 ITEM 1. FINANCIAL STATEMENTS
                         CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                         DECEMBER 3, 2000 (UNAUDITED) AND JUNE 4, 2000..3

                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         (UNAUDITED) FOR THE THIRTEEN AND TWENTY-SIX
                         WEEKS ENDED DECEMBER 3, 2000 AND DECEMBER 5,
                         1999...........................................4

                         CONDENSED CONSOLIDATED STATEMENTS OF CASH
                         FLOWS (UNAUDITED) FOR THE TWENTY-SIX WEEKS
                         ENDED DECEMBER 3, 2000 AND DECEMBER 5, 1999....5

                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                         STATEMENTS (UNAUDITED).........................6-8


                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OF FINANCIAL CONDITION AND RESULTS
                         OF OPERATIONS..................................9-14


                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                         MARKET RISK....................................N/A

                 PART II - OTHER INFORMATION

                 ITEM 1. LEGAL PROCEEDINGS..............................15

                 ITEM 2. CHANGES IN SECURITIES..........................NONE

                 ITEM 3. DEFAULTS UPON SENIOR SECURITIES................NONE

                 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                          SECURITY HOLDERS..............................16

                 ITEM 5. OTHER INFORMATION..............................NONE

                 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............17

                 SIGNATURES.............................................18
                 ----------

                         PART I - FINANCIAL INFORMATION
                                     ITEM 1

                               RUBY TUESDAY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT PER-SHARE DATA)



                                                               DECEMBER 3,          JUNE 4,
                                                                  2000               2000
                                                             --------------------------------
                                                              (UNAUDITED)          (NOTE A)
Assets
Current assets:
      Cash and short-term investments..................        $  9,337           $ 10,154
      Accounts and notes receivable....................          12,167              6,880
      Inventories......................................           8,545              9,378
      Income tax receivable............................           4,133                 -
      Prepaid rent.....................................           3,104              3,392
      Other prepaid expenses...........................           3,112              5,282
      Deferred income tax benefit......................           3,862                312
      Assets held for disposal.........................           3,854             59,057
                                                              ----------         ----------
        Total current assets...........................          48,114             94,455
                                                              ----------         ----------

Property and equipment - at cost.......................         471,564            451,474
      Less accumulated depreciation and amortization...        (179,960)          (169,609)
                                                              ----------         ----------
                                                                291,604            281,865

Costs in excess of assets acquired, net................           8,037              8,229
Notes receivable, net..................................          51,152             23,126
Deferred income taxes..................................           1,849              5,355
Other assets...........................................          29,496             26,182
                                                              ----------         ----------

          Total assets.................................        $430,252           $439,212
                                                              ==========         ==========

Liabilities & shareholders' equity
Current liabilities:
      Accounts payable.................................        $ 28,988           $ 35,346
      Short-term borrowings............................           1,050              3,400
      Accrued liabilities:
        Taxes, other than income taxes.................           8,618             10,831
        Payroll and related costs......................          14,935             17,809
        Insurance......................................           4,321              4,071
        Rent and other.................................          19,222             16,983
      Income tax payable...............................             -                  222
      Current portion of long-term debt................             136             63,134
                                                              ----------         ----------
          Total current liabilities....................          77,270            151,796
                                                              ----------         ----------

Long-term debt.........................................          37,566                636
Deferred escalating minimum rent.......................           8,508             11,416
Other deferred liabilities.............................          49,280             45,540

Shareholders' equity:
      Common stock, $0.01 par value;(authorized 100,000
       shares; issued 63,063 @ 12/3/00; 61,719 @ 6/4/00)            631                617
      Capital in excess of par value...................          17,399              4,597
      Retained earnings................................         240,207            225,219
                                                              ----------         ----------
                                                                258,237            230,433
      Deferred compensation liability payable in
       Company stock...................................           3,965              3,507
      Company stock held by deferred compensation plan.          (3,965)            (3,507)
      Accumulated other comprehensive income...........            (609)              (609)
                                                              ----------        -----------
          Total liabilities & shareholders' equity.....        $430,252           $439,212
                                                             ===========        ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               RUBY TUESDAY, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER-SHARE DATA)
                                   (UNAUDITED)




                                              THIRTEEN WEEKS ENDED     TWENTY-SIX WEEKS ENDED
                                                DEC. 3,    DEC. 5,       DEC. 3,     DEC. 5,
                                                 2000       1999          2000        1999
                                               ----------------------  -----------------------
     Revenues:

     Restaurant sales and operating revenues  $193,864   $191,995     $396,087     $385,584
     Franchise revenues.....................     2,838      1,784        5,625        3,480
                                              --------   --------     --------     --------
                                               196,702    193,779      401,712      389,064
     Operating costs and expenses:

     Cost of merchandise....................    52,984     52,389      107,761      105,381
     Payroll and related costs..............    63,320     62,346      128,443      123,962
     Other restaurant operating costs.......    39,750     40,249       80,178       80,634
     Depreciation and amortization..........     9,248     10,331       18,939       20,692
     Selling, general and administrative....    14,358     14,814       29,635       28,164
     Interest expense, net..................       (64)       499         (426)         919
                                              --------   --------     --------     --------
                                               179,596    180,628      364,530      359,752
                                              --------   --------     --------     --------


   Income before income taxes...............    17,106     13,151       37,182       29,312

   Provision for income taxes...............     6,124      4,719       13,311       10,580
                                              --------   --------     --------     --------


   Net income...............................  $ 10,982   $  8,432     $ 23,871     $ 18,732
                                              ========   ========     ========     ========

   Earnings per share:
     Basic..................................  $   0.17   $   0.14     $   0.38     $   0.30
                                              ========   ========     ========     ========
     Diluted................................  $   0.17   $   0.13     $   0.37     $   0.29
                                              ========   ========     ========     ========

   Weighted average shares:
     Basic.................................     62,291     62,342       62,099       63,152
                                              ========   ========     ========     ========
     Diluted...............................     64,483     64,448       64,370       65,364
                                              ========   ========     ========     ========

   Cash dividends declared per share.......   $   -      $   -         $  0.02      $  0.02
                                              =========  ========     ========     ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               RUBY TUESDAY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                        TWENTY-SIX WEEKS ENDED
                                                        DECEMBER 3, DECEMBER 5,
                                                            2000           1999
                                                       -------------------------
Operating activities:
Net income........................................       $ 23,871     $  18,732
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization...................         18,939        20,692
  Amortization of intangibles.....................            366           365
  Deferred income taxes...........................            404           (25)
  (Gain) loss on impairment and disposition
    of assets.....................................         (1,243)        1,538
  Other...........................................             93            94
  Changes in operating assets and liabilities:
     Receivables..................................         (6,996)          555
     Inventories..................................           (999)         (410)
     Prepaid and other assets.....................          1,856         1,603
     Accounts payable,
      accrued and other liabilities...............         (7,389)       13,560
     Income taxes.................................         (4,355)       (1,053)
                                                         ---------    ----------
  Net cash provided by operating activities.......         24,547        55,651
                                                         ---------    ----------

Investing activities:
Purchases of property and equipment...............        (35,495)      (37,355)
Proceeds from disposal of assets..................         29,945         2,076
Proceeds from sale of restaurant properties
 to franchisees...................................          7,352           -
Other, net........................................         (2,588)       (1,532)
                                                        ----------     ---------
  Net cash used in investing activities...........           (786)      (36,811)
                                                        ----------     ---------

Financing activities:
Proceeds from long-term debt......................         24,000         9,000
Net change in short-term borrowings...............         (2,348)       (8,720)
Principal payments on long-term debt..............        (50,070)          (68)
Proceeds from issuance of stock, including
  treasury stock..................................         22,468         7,285
Stock repurchases, net of changes in the
  Deferred Compensation Plan......................        (17,237)      (24,144)
Dividends paid....................................         (1,391)       (1,426)
                                                        ----------     ---------
  Net cash used in financing activities...........        (24,578)      (18,073)
                                                        ----------     ---------

(Decrease) increase in cash and
   short-term investments.........................           (817)          767
Cash and short-term investments:
  Beginning of year...............................         10,154         9,117
                                                        ----------     ---------
  End of quarter..................................       $  9,337      $  9,884
                                                        ==========     =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six week periods ended December 3, 2000 are not necessarily indicative of results that may be expected for the year ending June 3, 2001.

The balance sheet at June 4, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Ruby Tuesday, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 4, 2000.


NOTE B - EARNINGS PER SHARE
Basic earnings per share are based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per share includes the dilutive effect of stock options. Such stock options have the effect of increasing diluted weighted average shares outstanding by approximately 2.2 million and 2.1 million for the thirteen weeks ended December 3, 2000 and December 5, 1999, respectively, and approximately 2.3 million and
2.2 million for the twenty-six weeks ended December 3, 2000 and December 5, 1999, respectively.


NOTE C - COMPREHENSIVE INCOME
Comprehensive income for the thirteen and twenty-six week periods ended December 3, 2000 was $11.0 million and $23.9 million, respectively, which was the same as net income. Comprehensive income for the thirteen and twenty-six week periods ended December 5, 1999 was $8.4 million and $18.7 million, respectively, which was the same as net income.


NOTE D - OTHER DEFERRED LIABILITIES
Other deferred liabilities at December 3, 2000 and June 4, 2000 included $14.5 million and $13.4 million, respectively, for the liability due to participants in the Company's Deferred Compensation Plan.

NOTE E - FRANCHISING
As described in Note 11 to the Fiscal 2000 Audited Consolidated Financial Statements, the Company entered into a purchase agreement with a potential franchise partner which provided, among other things, for the sale of five units in Illinois and one in Iowa. During the quarter ended December 3, 2000, the Company completed the sale of these units to the franchise partner, and these units now operate as Ruby Tuesday restaurants under separate franchising agreements. The aggregate purchase price for the units sold in this transaction was $9.2 million, consisting of $7.4 million in cash and $1.8 million in the form of a note due through 2011 bearing interest at a rate of 10.0% per year. The sale of these units resulted in a pre-tax gain of $1.7 million. Revenues from these units in Fiscal 2001 through the date of sale totaled $4.0 million, with operating profits of $0.1 million.

On September 4, 2000, the Company acquired an additional 49% limited partnership interest of RT Tampa Franchise, LP for $0.5 million pursuant to the terms of the Limited Partnership Agreement of RT Tampa Franchise, LP, dated July 2, 1997, as amended, bringing the Company's limited partnership interest of the Tampa franchise to 50%. The Company accounts for this investment under the equity method. Profits recognized during the quarter from the Company's 50% limited partnership interest of the Tampa franchise were not significant.


NOTE F - SALE OF AMERICAN CAFE AND TIA'S TEX-MEX RESTAURANTS
As disclosed in the Form 8-K filed on December 5, 2000, on November 20, 2000, the Company completed the sale of all of its American Cafe (including L&N Seafood) and Tia's Tex-Mex restaurants to Specialty Restaurant Group, LLC ("SRG"), a limited liability company owned by the former President and Partner of the Company's American Cafe and Tia's Tex-Mex concepts and certain members of his management team. The 69 restaurants sold to SRG had revenues of $50.0 million and operating losses of $1.1 million for the twenty-four weeks ended November 20, 2000. The sale of these restaurants was effected pursuant to an Agreement and Plan of Merger dated as of October 4, 2000, as amended by First Amendment to Agreement and Plan of Merger dated November 20, 2000, (collectively the "Merger Agreement") among the Company, Tia's, LLC and SRG.

The purchase price for these restaurants was determined in arms-length negotiations between the Company and SRG. The consideration received by the Company pursuant to the Merger Agreement consisted of (i) $30.0 million in cash,
(ii) a promissory note payable by SRG to the Company (the "Note") in the principal amount of $28.8 million, (iii) an option to acquire a 33% membership interest in SRG during the five-year period following November 20, 2000 at varying amounts, and (iv) a nonsolicitation agreement for the period during which the Note is outstanding and two years after the Note is paid in full. The Note has a term of 10 years, the first three of which are interest only, bears interest at a rate of 10% per annum, and is secured by a pledge of all of the outstanding membership interests of SRG.

As described in Note 3 to the Fiscal 2000 Audited Consolidated Financial Statements, a pre-tax loss of $10.0 million was recorded in Fiscal 2000 in conjunction with the anticipated sale.

NOTE G - LONG-TERM DEBT
As discussed in Note 5 to the Fiscal 2000 Audited Consolidated Financial Statements, the Company's $100.0 million five-year credit facility with several banks was set to mature on March 11, 2001 and negotiations for a five-year replacement facility had begun prior to June 4, 2000. On October 11, 2000 the Company entered into a new five-year credit facility with its bank group. The new facility is an $100.0 million Senior Revolving Credit Facility and includes a $10.0 million Swing Line and a $15.0 million Letter of Credit sub-facility. Borrowings under the Revolving Credit Facility bear interest at various rate options to be chosen by the Company. The rate will either be the Base Rate (which is defined to be the higher of the issuing bank's prime lending rate or the Federal Funds rate plus 0.5%) or LIBOR plus the Applicable Margin (which ranges from 0.875% to 1.75% and is based on Adjusted Funded Debt to EBITDAR). Commitment fees ranging from 0.15% to 0.375% are payable quarterly on the unused portion of the Revolving Credit Facility.

As a result of the completion of its debt refinancing, the Company has reclassified borrowings outstanding at December 3, 2000 under its previous credit facility as long-term in the accompanying condensed consolidated balance sheets.

Also on October 11, 2000, the Company entered into a new $60.0 million master synthetic operating lease agreement for the purpose of leasing new free-standing units. Under the new facility, a synthetic operating lease agreement will be entered into for each unit providing for an initial lease term of five years from October 11, 2000 with two five-year renewal options. Each lease will also provide for substantial residual value guarantees and include purchase options at the lessor's original cost of the properties.

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

The Company reported net income of $11.0 million for the thirteen weeks ended December 3, 2000 compared to $8.4 million for the corresponding period of the prior year, a 30.2% increase. Diluted earnings per share for the second quarter were $0.17, a 30.8% increase over the diluted earnings per share of $0.13 for the second quarter of Fiscal 2000. Contributing to the increase was a 4.3% increase in average unit volumes including a 2.8% increase in same store sales for Company-owned Ruby Tuesday restaurants as well as a reduction, as a percent of revenues, of operating costs and expenses as discussed below. The Company also reported net income of $23.9 million for the twenty-six weeks ended December 3, 2000 compared to $18.7 million for the corresponding period of the prior year, a 27.4% increase. Diluted earnings per share for the year-to-date period were $0.37, a 27.6% increase over the same period of Fiscal year 2000. As of December 3, 2000, the Company owned and operated 350 Ruby Tuesday restaurants located in 26 states. Franchised operations included 154 domestic and ten international Ruby Tuesday restaurants.

Results of Operations:
--------------------------------------------------------------------------------

The following table sets forth selected restaurant operating data as a percentage of revenues, except where otherwise noted, for the periods indicated. All information is derived from the unaudited condensed consolidated financial statements of the Company included herein.


                                                   Twenty-six weeks ended
                                                 December 3,    December 5,
                                                    2000           1999
                                              -------------------------------
Revenues:
     Restaurant sales and operating revenues        98.6%          99.1%
     Franchise revenues.....................         1.4            0.9
                                               -------------  ------------
       Total revenues.......................       100.0          100.0
Operating costs and expenses:
     Cost of merchandise (1)................        27.2           27.3
     Payroll and related costs (1)..........        32.4           32.1
     Other restaurant operating costs (1)...        20.2           20.9
     Depreciation and amortization (1)......         4.8            5.4
     Selling, general and administrative....         7.4            7.2
     Interest expense, net..................        (0.1)           0.2
                                               -------------  ------------

Income before income taxes..................         9.2            7.5

Provision for income taxes..................         3.3            2.7
                                               -------------  ------------
Net income..................................         5.9%           4.8%
                                               =============  =============

(1) As a percentage of restaurant sales and operating revenues.

The following table shows year-to-date Company-owned restaurant openings, closings, and total Company-owned restaurants as of the end of the second quarter.

                                Year-to-date    Year-to-date   Total Open at End
                                  Openings        Closings     of Second Quarter
                               --------------  --------------  -----------------
                               Fiscal  Fiscal  Fiscal  Fiscal   Fiscal   Fiscal
                                2001    2000    2001    2000     2001     2000
                               ------  -----   ------  -----    ------   ------
  Ruby Tuesday                    27      26      13*      1      350      360
  American Cafe (including L&N)    0       0      41**     3        0       42
  Tia's Tex-Mex                    3       3      28**     0        0       26


The following table shows year-to-date Ruby Tuesday franchised restaurant openings, closings, and total Ruby Tuesday franchised restaurants as of the end of the second quarter.

                                Year-to-date    Year-to-date   Total Open at End
                                  Openings        Closings     of Second Quarter
                               --------------  --------------  -----------------
                               Fiscal  Fiscal  Fiscal  Fiscal   Fiscal   Fiscal
                                2001    2000    2001    2000     2001     2000
                               ------  ------  ------  ------   ------   ------
  Domestic                        18*     13      1       0       154       91
  International                    1       0      0       1        10        6

* Includes 6 units sold to franchisees

** Includes 38 American Cafe, 3 L&N and 28 Tia's Tex-Mex units sold to SRG

The Company estimates that approximately 20 additional Company-owned Ruby Tuesday restaurants will be opened during the remainder of Fiscal 2001. The Company expects domestic and international franchisees to open approximately 15 Ruby Tuesday restaurants during the remainder of Fiscal 2001.


Revenues:
--------------------------------------------------------------------------------
Company restaurant sales increased $1.9 million (1.0%) to $193.9 million for the thirteen weeks ended December 3, 2000 compared to the same period of the prior year. Restaurant sales increased $10.5 million (2.7%) for the twenty-six weeks ended December 3, 2000. This increase is attributable to positive same store sales for the Ruby Tuesday concept contributing to a 4.3% increase in average unit volumes. This increase was partially offset by the sale of 42 units in Fiscal 2000 and six in the second quarter of Fiscal 2001 to franchise partners. System-wide sales for the twenty-six week period increased 13.5%.

Franchise revenues totaled $2.8 million for the thirteen weeks ended December 3, 2000 compared to $1.8 million for the same period in the prior year. For the twenty-six week period ended December 3, 2000, franchise revenues were $5.6 million compared to $3.5 million for the same period in the prior year. Franchise revenues are predominately comprised of domestic and international royalties which totaled $5.0 million and $2.8 million for the twenty-six week periods ending December 3, 2000 and December 5, 1999, respectively.


Operating Profits:
--------------------------------------------------------------------------------
Pre-tax income for the thirteen weeks ended December 3, 2000 was $17.1 million, an increase of $4.0 million (30.0%) over the corresponding period of the prior year. For the twenty-six week period ended on that same date, pre-tax income was $37.2 million, a $7.9 million (26.8%) increase over the corresponding period of the prior year. The increase in pre-tax income is the result of increased average unit volumes and positive same store sales for the Ruby Tuesday concept and a reduction, as a percentage of revenue, of other restaurant operating costs and depreciation and amortization as discussed below.

Cost of merchandise increased $0.6 million (1.1%) to $53.0 million for the thirteen weeks ended December 3, 2000 compared to the same period of the prior year and $2.4 million (2.3%) for the twenty-six weeks ended December 3, 2000 compared to the same period of the prior year. However, as a percentage of Company restaurant sales, the cost of merchandise decreased from 27.3% to 27.2% for the twenty-six weeks ended December 3, 2000. The decrease is attributable to increased vendor rebates due to stronger negotiating and the increasing buying power which results from the growth of the brand.

Payroll and related costs increased $1.0 million (1.6%) and $4.5 million (3.6%) for the thirteen and twenty-six weeks ended December 3, 2000, as compared to the same periods of the prior year. As a percentage of Company restaurant sales, these expenses increased 30 basis points to 32.4% for the twenty-six week period ended December 3, 2000. The increase is due to higher bonuses from enhanced performance and the Company's focus on increasing unit level staffing.

Other restaurant operating costs decreased $0.5 million (1.2%) and $0.5 million (0.6%) for the thirteen and twenty-six weeks ended December 3, 2000, as compared to the same periods of the prior year. As a percentage of Company restaurant sales these costs decreased 70 basis points to 20.2% for the twenty-six week period ended December 3, 2000, which is attributable to the effects of the 4.3% increase in average unit volumes, lower occupancy costs from the refranchising of 42 units in the prior year that ran higher than system average occupancy costs and a gain on the refranchise of six units during the quarter (See note
E). Offsetting these decreases were higher closing expenses which predominantly resulted from increasing the lease reserve on the closed Mobile, Alabama Restaurant Support Center.

Depreciation and amortization expense decreased $1.1 million (10.5%) and $1.8 million (8.5%) for the thirteen and twenty-six weeks ended December 3, 2000, as compared to the same periods of the prior year. As a percentage of Company restaurant sales, depreciation and amortization for the twenty-six weeks decreased 60 basis points to 4.8%. The decrease resulted from an increased use of the synthetic leasing program along with the effect of the increased average unit volumes and various information technology assets becoming fully depreciated in Fiscal 2000.

Selling, general and administrative expenses decreased $0.5 million (3.1%) and increased $1.5 million (5.2%) for the thirteen and twenty-six weeks ended December 3, 2000, as compared to the same periods of the prior year. As a percentage of total operating revenues, these expenses increased 20 basis points to 7.4% for the twenty-six week period ended December 3, 2000. The increase is attributable to the increased training as a result of a continuing investment in teams and costs associated with media testing.

Net interest expense decreased $0.6 million and $1.3 million for the thirteen and twenty-six weeks ended December 3, 2000, as compared to the same periods of the prior year. The decrease is due to increased interest income associated with notes receivable from franchisees and SRG in addition to lower debt outstanding balances.


Income Taxes:
--------------------------------------------------------------------------------
The effective income tax rate was 35.8% for the thirteen weeks ended December 3, 2000 compared to 35.9% for the same period of the prior year. The effective income tax rate was 35.8% for the twenty-six weeks ended December 3, 2000 compared to 36.1% for the same period of the prior year. The decrease in the effective income tax rate is principally due to reduced state taxes.

                         LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------
The following table presents a summary of the Company's cash flows from operating, investing and financing activities for the periods indicated (in thousands).

                                              Twenty-Six          Twenty-Six
                                              Weeks Ended         Weeks Ended
                                            December 3, 2000    December 5, 1999
                                            ----------------    ----------------
Net cash provided by operating activities      $  24,547           $  55,651
Net cash used in investing activities               (786)            (36,811)
Net cash used in financing activities            (24,578)            (18,073)
                                                --------            --------
Net (decrease) increase in cash and short-
  term investments                             $    (817)          $     767
                                                ========            ========

Cash provided by operating activities was $24.5 million for the twenty-six weeks ended December 3, 2000 as compared to $55.7 million for the same period in the prior year. Cash provided by operating activities as compared to the prior year reflect an increase in net income of $5.1 million. Offsetting this were increases in cash used resulting from increases in accounts and notes receivable, and decreases in accounts payable (which includes accrued and other liabilities) and income taxes payable. Fiscal 2001 increases in accounts and notes receivable exceeded those of Fiscal 2000 by $7.6 million due to the growth of franchising, increases in vendor rebates receivable, and amounts due as of December 3, 2000 from the Company's bank group for reimbursement of synthetic lease expenditures. The payment in Fiscal 2001 for accounts payable and accrued liabilities used $20.9 million more cash than Fiscal 2000. This was due to lower spending for synthetic lease expenditures in Fiscal 2000 resulting in an increase in accounts payable at the end of the quarter, the timing of operational cash payments, and the reduction in payables which resulted from the sale of 69 units to SRG. The reduction in income taxes payable is due to additional deductions from employee exercises of stock options. These deductions have lowered taxes in Fiscal 2001 by $8.3 million. This is an increase of $6.7 million over Fiscal 2000.

Net cash used in investing activities was $36.0 million less than Fiscal 2000 due to the proceeds received from the sale of assets to SRG ($30.0 million) and a franchise partner ($7.4 million). Capital expenditures exceeded cash provided by operating activities for the twenty-six weeks ended December 3, 2000 by $10.9 million due to the unusual uses of operating cash noted above.

Net cash used in Fiscal 2001 financing activities was $6.5 million more than Fiscal 2000 due to the net paydown of debt which was possible due to the funds received from the sale of American Cafe and Tia's Tex-Mex units to SRG. Partially offsetting this use of cash was an increase over the prior year in proceeds from issuance of stock ($15.2 million) due to increased stock option exercises by employees and a reduction of $6.9 million from the prior year level of stock repurchases. Pursuant to the Company's financial strategy approved by the Board during Fiscal 1994, $17.2 million of the Company's common stock was reacquired during the twenty-six weeks ended December 3, 2000. Additionally, dividends of $1.4 million were paid to shareholders during the first quarter of Fiscal 2001.

The Company requires capital principally for new restaurants, equipment replacement, and remodeling of existing units. Capital expenditures for the twenty-six weeks ended December 3, 2000 were $35.5 million and expenditures for construction of new units under the Company's synthetic operating lease program were $30.5 million. Capital expenditures for the remainder of Fiscal 2001 are projected to be between $40.0 and $45.0 million which the Company intends to fund with cash from operating activities. Expenditures for units to be leased by the Company under synthetic operating lease agreements are projected to be approximately $36.0 million for the remainder of Fiscal 2001.

On October 11, 2000 the Company entered into a new five-year credit facility with its bank group. The new facility was initially an $87.5 million Senior Revolving Credit Facility with a $10.0 million Swing Line and a $15.0 million Letter of Credit sub-facility. On November 14, 2000, the Senior Revolving Credit Facility was increased to $100.0 million. Borrowings under the Revolving Credit Facility bear interest at LIBOR plus the Applicable Margin (which ranges from 0.875% to 1.75% and is based on Adjusted Funded Debt to EBITDAR). Commitment fees ranging from 0.15% to 0.375% are payable quarterly on the unused portion of the Revolving Credit Facility.

As of December 3, 2000, the Company's synthetic lease agreements provide for a total of $185.0 million funding for the purpose of leasing new free-standing restaurants and the Maryville Restaurant Support Services Center. As of December 3, 2000, $63.8 million was available for expenditures in accordance with these agreements. The Company currently leases 72 units (53 of which are open at December 3, 2000 and 19 are under construction) and the Maryville, Tennessee Restaurant Support Services Center under synthetic operating lease agreements.

At December 3, 2000, the Company had committed lines of credit with several banks at varying interest rates amounting to $12.5 million, with $11.5 available. These lines are subject to periodic review by each bank and may be canceled by the Company at any time.

To control future interest costs relating to borrowings under the above-mentioned $100.0 million credit facility and the Company's master synthetic lease agreements, the Company has entered into five interest rate swap agreements with notional amounts aggregating $125.0 million. The swap agreements effectively fix the interest rate on an equivalent amount of the Company's debt (including floating-rate lease obligations) to rates ranging from 5.95% to 6.73% for periods up to December 7, 2003. Two of the five swaps, with notional amounts totaling $50.0 million, are callable by the banks as of the date of this filing. The Company has not received notification that the swaps will be called.

                     KNOWN EVENTS, UNCERTAINTIES AND TRENDS
--------------------------------------------------------------------------------

Financial Strategy and Stock Repurchase Plan
The Company employs a financial strategy which utilizes a prudent amount of debt to minimize the weighted average cost of capital while allowing the Company to maintain financial flexibility and the equivalent of an investment-grade (BBB) bond rating. The strategy provides for repurchasing Company stock whenever cash flow exceeds funding requirements while maintaining the target capital structure. Pursuant to this strategy, the Company repurchased 1.5 million shares during the twenty-six weeks ended December 3, 2000. The total number of remaining shares authorized to be repurchased as of December 3, 2000 is approximately 8.6 million. To the extent not funded with cash from operating activities, additional repurchases will be funded by borrowings on the credit facilities and/or cash received in conjunction with the sale of restaurant units.

Cash Dividend
During Fiscal 1997, the Board of Directors approved a dividend policy as a means of returning excess capital to its shareholders. This policy calls for payment of semi-annual dividends of $0.0225 per share. The payment of a dividend in any particular future period and actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future as currently anticipated. Dividends totaling approximately $1.4 million were paid to shareholders during the first quarter of Fiscal 2001. On January 8, 2001, the Board of Directors declared a semi-annual dividend of $0.0225 per share, payable on February 9, 2001, to shareholders of record at the close of business on January 26, 2001.




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

                           PART II - OTHER INFORMATION

                                     ITEM 1.

                                LEGAL PROCEEDINGS
--------------------------------------------------------------------------------
The Company is currently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of its business. In addition, the Company, as successor to Morrison Restaurants Inc. ("Morrison"), is a party to a case (Morrison Restaurants Inc. v. United States of America, et al.), originally filed by Morrison in 1994 to claim a refund of taxes paid in the amount of approximately $3,000 and abatement of taxes assessed by the Internal Revenue Service ("IRS") against Morrison on account of the employer's share of FICA taxes on unreported tips allegedly received by employees. The IRS filed a counterclaim for approximately $7,000 in additional taxes. The case was decided by the U.S. District Court in favor of the Company in February 1996 on summary judgment. The IRS appealed the District Court's decision and, on August 12, 1997, the U.S. Court of Appeals for the Eleventh Circuit reversed the award of summary judgment and, on August 12, 1997, remanded the case to the District Court for proceedings consistent with the Court's opinion. In its reversal, the Eleventh Circuit upheld the IRS' enforcement policy with respect to the employer's share of FICA taxes on allegedly unreported tips. The Company subsequently petitioned the U.S. Court of Appeals for a review of the matter by the full Court. Such petition was denied on November 26, 1997. The District Court issued an order consistent with the opinion of the Eleventh Circuit on December 11, 1997. While the issue is not yet finally resolved, the case has been inactive since that time. There have been six additional lawsuits on this issue, three of which are still pending, filed by other restaurant companies in other U.S. federal courts including (1) Fior d Italia v. United States ("Fior") (September, 1998, District Court in Northern California) holding in favor of the taxpayer, the IRS has appealed the district court's ruling on Fior; (2) The Bubble Room v. United States(October 1998, United States Court of Appeals for the Federal Circuit) unfavorable to the taxpayer; and (3) Quietwater Entertainment, Inc. v. United States(June, 1999, United States District Court for the Northern District of Florida, Pensacola Division) in favor of the taxpayer notwithstanding and distinguishing the controlling law in the Eleventh Circuit in Morrison. It is anticipated that the United States Supreme Court will ultimately decide this issue.

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

                                     ITEM 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

At the Annual Meeting of Shareholders held on October 5, 2000, the shareholders of the Company elected Class II Directors to serve a three year term on the Board. The results of the votes were as follows:

                                                             Authority
Director Nominees                      For                   Withheld
---------------------            --------------             ----------
Dr. Ronald Ratajczak               52,810,020                 362,467
Samuel E. Beall, III               52,762,417                 410,070
Claire L. Arnold                   52,807,341                 365,146

The Directors continuing in office are: Dolph W. von Arx, John B. McKinnon, James A. Haslam, III, Elizabeth L. Nichols, Dr. Benjamin F. Payton.

In addition to the above proposal, the shareholders voted on a proposal to approve an Amendment to the Company's 1996 Stock Incentive Plan to (i) increase the number of shares with respect to which equity incentives may be granted during any fiscal year to any employee to 750,000 to accommodate both of the two-for-one stock splits of the Company's common stock effected on each of May 11, 1998 and May 19, 2000, and (ii) provide for automatic adjustments in the number of shares with respect to which equity incentives may be granted during any fiscal year in the event of future stock splits or other similar changes in the Company's capital structure.

The results of the voting were as follows:

                         36,717,112  shares FOR the Amendment
                         16,225,075  shares AGAINST the Amendment
                            230,300  shares ABSTAIN

                                     ITEM 6.

                        EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

EXHIBITS
     The following exhibits are filed as part of this report:

        Exhibit
         No.

          None



REPORTS ON FORM 8-K

On December 5, 2000, the Company filed a report on Form 8-K reporting the sale of all of its American Cafe (including L&N Seafood) and Tia's Tex-Mex restaurants to Specialty Restaurant Group, LLC. This report contained unaudited pro forma condensed consolidated financial information

                                   SIGNATURES
--------------------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     RUBY TUESDAY , INC.
                                 ----------------------------
                                       (Registrant)

1/17/01                        By: /s/ J. RUSSELL MOTHERSHED
--------                          ---------------------------
 DATE                              J. RUSSELL MOTHERSHED
                                   Senior Vice President and
                                   Chief Financial Officer

                                  EXHIBIT INDEX
--------------------------------------------------------------------------------


Exhibit
Number   Description
-------  -----------------------------------------------------------------------

         None