Form 10-Q
period 2001-03-04
RUBY TUESDAY INC
filed 2001-04-18
CIK 68270

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  March 4, 2001
                               -----------------------


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

--------------------------------------------------------------------------------
                                   64,128,836
--------------------------------------------------------------------------------
               (Number of shares of $0.01 par value common stock
                       outstanding as of April 13, 2001)

                        Exhibit Index appears on page 16

                                      INDEX
                                                                      PAGE
                                                                     NUMBER
             PART I - FINANCIAL INFORMATION


                 ITEM 1. FINANCIAL STATEMENTS

                         CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                         MARCH 4, 2001 (UNAUDITED) AND JUNE 4, 2000.....3

                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         (UNAUDITED) FOR THE THIRTEEN AND THIRTY-NINE
                         WEEKS ENDED MARCH 4, 2001 AND MARCH 5, 2000....4

                         CONDENSED CONSOLIDATED STATEMENTS OF CASH
                         FLOWS (UNAUDITED) FOR THE THIRTY-NINE WEEKS
                         ENDED MARCH 4, 2001 AND MARCH 5, 2000..........5

                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                         STATEMENTS (UNAUDITED).........................6


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

                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS......NONE

                ITEM 3. DEFAULTS UPON SENIOR SECURITIES................NONE

                ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                         SECURITY HOLDERS..............................NONE

                ITEM 5. OTHER INFORMATION..............................NONE

                ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............14

                SIGNATURES.............................................15
                ----------

                         PART I - FINANCIAL INFORMATION
                                     ITEM 1

                               RUBY TUESDAY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT PER-SHARE DATA)


                                                               MARCH 4,            JUNE 4,
                                                                 2001               2000
                                                             --------------------------------
                                                              (UNAUDITED)         (NOTE A)
Assets
Current assets:
      Cash and short-term investments..................        $ 11,354           $ 10,154
      Accounts and notes receivable....................           6,625              6,880
      Inventories......................................           8,341              9,378
      Income tax receivable............................           4,528                -
      Prepaid rent.....................................           2,371              3,392
      Other prepaid expenses...........................           3,855              5,282
      Deferred income taxes ...........................           3,265                312
      Assets held for disposal.........................           3,853             59,057
                                                             -----------         -----------
        Total current assets...........................          44,192             94,455
                                                             -----------         -----------

Property and equipment - at cost.......................         481,029            451,474
      Less accumulated depreciation and amortization...        (185,726)          (169,609)
                                                             -----------         -----------
                                                                295,303            281,865

Costs in excess of assets acquired, net................           7,941              8,229
Notes receivable, net..................................          54,278             23,126
Deferred income taxes..................................             -                5,355
Other assets...........................................          29,659             26,182
                                                              ----------         -----------

          Total assets.................................        $431,373           $439,212
                                                              ==========         ===========

Liabilities & shareholders' equity Current liabilities:
      Accounts payable.................................        $ 31,061           $ 35,346
      Short-term borrowings............................             -                3,400
      Accrued liabilities:
        Taxes, other than income taxes.................           8,868             10,831
        Payroll and related costs......................          14,635             17,809
        Insurance......................................           4,455              4,071
        Rent and other.................................          17,052             16,983
        Income tax payable.............................               -                222
      Current portion of long-term debt................             140             63,134
                                                              ----------         -----------
          Total current liabilities....................          76,211            151,796
                                                              ----------         -----------

Long-term debt, net of current portion.................          15,527                636
Deferred income taxes..................................           2,446                -
Deferred escalating minimum rent.......................           8,577             11,416
Other deferred liabilities.............................          48,140             45,540
Shareholders' equity:
        Common stock, $0.01 par value;(authorized 100,000
       shares; issued 63,815 @ 3/4/01; 61,719 @ 6/4/00)             638                617
      Capital in excess of par value...................          23,430              4,597
      Retained earnings................................         257,013            225,219
                                                              ----------         -----------
                                                                281,081            230,433
      Deferred compensation liability payable in
       Company stock...................................           4,032              3,507
      Company stock held by deferred compensation plan.          (4,032)            (3,507)
      Accumulated other comprehensive income...........            (609)              (609)
                                                              ----------         -----------

          Total liabilities & shareholders' equity.....        $431,373           $439,212
                                                              ==========         ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               RUBY TUESDAY, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER-SHARE DATA)
                                   (UNAUDITED)



                                               THIRTEEN WEEKS ENDED     THIRTY-NINE WEEKS ENDED
                                                MARCH 4,   MARCH 5,      MARCH 4,    MARCH 5,
                                                 2001       2000          2001        2000
                                               ----------------------  ------------------------
     Revenues:

     Restaurant sales and operating revenues  $187,920   $207,160     $584,007     $592,744
     Franchise revenues.....................     3,560      2,062        9,185        5,542
                                              --------   --------     --------     --------
                                               191,480    209,222      593,192      598,286
     Operating costs and expenses:

     Cost of merchandise....................    51,606     56,177      159,367      161,558
     Payroll and related costs..............    58,118     64,715      186,561      188,677
     Other restaurant operating costs.......    33,189     41,978      113,367      122,612
     Depreciation and amortization..........     7,500     10,553       26,439       31,245
     Selling, general and administrative....    14,118     13,779       43,753       41,943
     Interest (income)/expense, net.........    (1,460)       603       (1,886)       1,522
                                              --------   --------     --------     --------
                                               163,071    187,805      527,601      547,557
                                              --------   --------     --------     --------

   Income before income taxes...............    28,409     21,417       65,591       50,729

   Provision for income taxes...............    10,172      7,687       23,483       18,267
                                              --------   --------     ---------    --------

   Net income...............................  $ 18,237   $ 13,730     $ 42,108     $ 32,462
                                              ========   ========     ========     ========

   Earnings per share:

     Basic..................................  $   0.29   $   0.21     $   0.67     $   0.51
                                              ========   ========     ========     ========
     Diluted................................  $   0.28   $   0.21     $   0.65     $   0.50
                                              ========   ========     ========     ========

   Weighted average shares:

     Basic.................................     63,385     62,100       62,528       62,802
                                              ========   ========     ========     ========
     Diluted...............................     65,518     63,898       64,753       64,876
                                              ========   ========     ========     ========

   Cash dividends declared per share.......   $   0.02   $   0.02     $   0.05     $   0.05
                                              ========   ========     ========     ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               RUBY TUESDAY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                       THIRTY-NINE WEEKS ENDED
                                                          MARCH 4,     MARCH 5,
                                                           2001         2000
                                                       -------------------------
Operating activities:
Net income........................................       $ 42,108     $ 32,462
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization...................         26,439       31,245
  Amortization of intangibles.....................            467          520
  Deferred income taxes...........................          3,864       (2,185)
  (Gain) loss on impairment and disposition
    of assets.... ................................         (1,056)       1,796
  Other...........................................            155          118
  Changes in operating assets and liabilities:
     Receivables..................................         (4,580)        (458)
     Inventories..................................           (795)        (116)
     Prepaid and other assets.....................          3,407        1,313
     Accounts payable,
      accrued and other liabilities...............         (8,473)       8,359
     Income tax payable...........................         (4,750)       7,115
                                                      ------------    ---------
  Net cash provided by operating activities.......         56,786       80,169
                                                      ------------    ----------

Investing activities:
Purchases of property and equipment...............        (46,987)     (61,176)
Proceeds from disposal of assets..................         29,945        2,786
Proceeds from sale of restaurant properties
  to franchisees..................................          7,352        9,992
Other, net........................................         (2,778)      (2,559)
                                                      ------------   -----------
  Net cash used by investing activities...........        (12,468)     (50,957)
                                                      ------------   -----------

Financing activities:
Proceeds from long-term debt......................         24,000        9,000
Net change in short-term borrowings...............         (3,398)      (8,720)
Principal payments on long-term debt..............        (72,105)         (91)
Proceeds from issuance of stock, including
  treasury stock..................................         30,902        8,932
Stock repurchases, net of changes in the
  Deferred Compensation Plan......................        (19,694)     (37,217)
Dividends paid....................................         (2,823)      (2,811)
                                                      ------------   ----------
  Net cash used by financing activities...........        (43,118)     (30,907)
                                                      ------------   -----------

Increase (decrease) in cash and
  short-term investments..........................          1,200       (1,695)
Cash and short-term investments:
  Beginning of year...............................         10,154        9,117
                                                      ------------   -----------
  End of quarter..................................       $ 11,354    $   7,422
                                                      ============   ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine week periods ended March 4, 2001 are not necessarily indicative of results that may be expected for the year ending June 5, 2001 (see Note E).

The balance sheet at June 4, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Ruby Tuesday, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 4, 2000.


NOTE B - EARNINGS PER SHARE
Basic earnings per share are based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per share includes the dilutive effect of stock options. Such stock options have the effect of increasing basic weighted average shares outstanding by approximately
2.1 million and 1.8 million for the thirteen weeks ended March 4, 2001 and March 5, 2000, respectively, and approximately 2.2 million and 2.1 million for the thirty-nine weeks ended March 4, 2001 and March 5, 2000, respectively.


NOTE C - COMPREHENSIVE INCOME
Comprehensive income for the thirteen and thirty-nine week periods ending March 4, 2001 was $18.2 million and $42.1 million, respectively, which was the same as net income. Comprehensive income for the thirteen and thirty-nine week periods ending March 5, 2000 was $13.7 million and $32.5 million, respectively, which was the same as net income.


NOTE D - OTHER DEFERRED LIABILITIES
Other deferred liabilities at March 4, 2001 and June 4, 2000 included $14.2 million and $13.4 million, respectively, for the liability due to participants in the Company's Deferred Compensation Plan.


NOTE E - SUBSEQUENT EVENTS
On March 5, 2001, the Company acquired all of the member interests of RT Southwest Franchise, LLC, formerly a franchise partner with nine units in Arizona.

On April 9, 2001, the Company's board of directors approved a change in fiscal year-end from the first Sunday following May 30 to the first Tuesday following May 30. The change will be effective in fiscal year 2001. Financial results for the two additional calendar days in Fiscal 2001, Monday and Tuesday June 4 and 5, 2001, will be included in the fourth quarter and are not expected to have a material impact on the statements of income or cash flows.

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

The Company reported net income of $18.2 million for the thirteen weeks ended March 4, 2001 compared to $13.7 million for the corresponding period of the prior year. Diluted earnings per share for the third quarter was $0.28, a 33.3% increase over the diluted earnings per share of $0.21 for the third quarter of Fiscal 2000. Contributing to the increase was a 6.5% increase in same store sales for Company-owned Ruby Tuesday restaurants and a reduction, as a percentage of revenues, of operating costs and expenses as discussed below. The Company also reported net income of $42.1 million for the thirty-nine weeks ended March 4, 2001 compared to $32.5 million for the corresponding period of the prior year. Diluted earnings per share for the year-to-date period was $0.65, a 30.0% increase over the same period of fiscal year 2000. As of March 4, 2001, the Company owned and operated 356 Ruby Tuesday restaurants located in 26 states. Franchised operations included 157 domestic and ten international Ruby Tuesday restaurants.

Results of Operations:
--------------------------------------------------------------------------------

The following table sets forth selected restaurant operating data as a percentage of revenues, except where otherwise noted, for the periods indicated. All information is derived from the unaudited condensed consolidated financial statements of the Company included herein.


                                                   Thirty-nine weeks ended
                                                  March 4,       March 5,
                                                    2001           2000
                                              -------------------------------
Revenues:
     Restaurant sales and operating revenues        98.5%          99.1%
     Franchise revenues.....................         1.5            0.9
                                               -------------  ------------
       Total revenues.......................       100.0          100.0
Operating costs and expenses:
     Cost of merchandise (1)................        27.3           27.3
     Payroll and related costs (1)..........        31.9           31.8
     Other restaurant operating costs (1)...        19.4           20.7
     Depreciation and amortization (1)......         4.5            5.3
     Selling, general and administrative....         7.4            7.0
     Interest (income) expense, net.........        (0.3)           0.3
                                               -------------  ------------

Income before income taxes..................        11.1            8.5

Provision for income taxes..................         4.0            3.1
                                               -------------  ------------
Net income..................................         7.1%           5.4%
                                               =============  =============

(1) As a percentage of restaurant sales and operating revenues.

The following table shows year-to-date Company-owned restaurant openings and closings, and total Company-owned restaurants as of the end of the third quarter.

                                Year-to-date    Year-to-date   Total Open at End
                                  Openings        Closings     of Third Quarter
                               --------------  --------------  -----------------
                               Fiscal  Fiscal  Fiscal  Fiscal   Fiscal   Fiscal
                                2001    2000    2001    2000     2001     2000
                               ------  ------  ------  ------   ------   ------
  Ruby Tuesday                   34      33      14*      8**     356      360
  American Cafe/Tia's Tex-Mex     3       3      69***    3         0       68



The following table shows year-to-date Ruby Tuesday franchised restaurant openings and closings, and total Ruby Tuesday franchised restaurants as of the end of the third quarter.

                             Year-to-date    Year-to-date   Total Open at End
                               Openings        Closings     of Third Quarter
                            --------------  --------------  ------------------
                            Fiscal  Fiscal  Fiscal  Fiscal   Fiscal   Fiscal
                             2001    2000    2001    2000     2001     2000
                            ------  -----   ------  -----    ------   ------
  Domestic                    23*     25**     3       2       157      101
  International                1       2       0       2        10        7

* Includes 6 units sold to franchisees

** Includes 7 units sold to franchisees

*** Includes 38 American Cafe, 3 L&N and 28 Tia's Tex-Mex units sold to Specialty Restaurant Group, LLC ("SRG")

The Company estimates that approximately 20 to 22 additional Company-owned Ruby Tuesday restaurants will be opened or acquired during the remainder of Fiscal 2001, including the units acquired on March 5, 2001 from a franchise partner (see Note E). The Company expects franchisees to open approximately six to eight Ruby Tuesday restaurants during the remainder of Fiscal 2001.


Revenues:
--------------------------------------------------------------------------------
Company restaurant sales decreased $19.2 million (9.3%) to $187.9 million for the thirteen weeks ended March 4, 2001 compared to the same period of the prior year. Restaurant sales decreased $8.7 million (1.5%) for the thirty-nine weeks ended March 4, 2001. This decrease is attributable to the November 20, 2000 sale of the American Cafe and Tia's Tex-Mex concepts to SRG. The Ruby Tuesday concept revenues increased $9.0 million (5.0%) and $21.7 million (4.2%) for the thirteen and thirty-nine weeks, respectively, despite the sale of 42 units in Fiscal 2000 and six units in Fiscal 2001. The increase in the thirteen weeks ended March 4, 2001 as compared to the same period in the prior year is attributable to a 6.5% increase in same store sales and new units that are performing at higher average unit volumes than the prior year. The increase for the thirty-nine weeks ended March 4, 2001 as compared to the prior year is also attributable to positive same store sales and higher average unit volumes.

Franchise revenues totaled $3.6 million for the thirteen weeks ended March 4, 2001 compared to $2.1 million for the same period in the prior year. For the thirty-nine week period ended March 4, 2001, franchise revenues were $9.2 million compared to $5.5 million for the same period in the prior year. Franchise revenues are predominately comprised of domestic and international royalties which totaled $7.9 million and $4.4 million for the thirty-nine week periods ending March 4, 2001 and March 5, 2000, respectively.

Operating Profits:
--------------------------------------------------------------------------------
Pre-tax income for the thirteen weeks ended March 4, 2001, was $28.4 million, an increase of $7.0 million (32.6%) over the corresponding period of the prior year. For the thirty-nine week period ended on that same date, pre-tax income was $65.6 million, a $14.9 million (29.3%) increase over the corresponding period of the prior year. The increase in pre-tax income is the result of positive same store sales for the Ruby Tuesday concept and a reduction, as a percentage of revenue, of other restaurant operating costs, depreciation and amortization, and net interest expense as discussed below.

Cost of merchandise decreased $4.6 million (8.1%) to $51.6 million for the thirteen weeks ended March 4, 2001 compared to the same period of the prior year and $2.2 million (1.4%) for the thirty-nine weeks ended March 4, 2001 compared to the same period of the prior year. However, as a percentage of Company restaurant sales, the cost of merchandise remained constant at 27.3% for the thirty-nine weeks ended March 4, 2001.

Payroll and related costs decreased $6.6 million (10.2%) and $2.1 million (1.1%) for the thirteen and thirty-nine weeks ended March 4, 2001, as compared to the same periods of the prior year. However, as a percentage of Company restaurant sales, these expenses increased 10 basis points to 31.9% for the thirty-nine week period ended March 4, 2001, which is attributable to higher bonuses from enhanced performance and the Company's focus on increasing unit level staffing.

Other restaurant operating costs decreased $8.8 million (20.9%) and $9.2 million (7.5%) for the thirteen and thirty-nine weeks ended March 4, 2001, as compared to the same periods of the prior year. As a percentage of Company restaurant sales, these costs decreased 130 basis points for the thirty-nine week period ended March 4, 2001, from 20.7% to 19.4%. The decrease is attributable to the effects of a 5.5% increase in year to date average unit volumes, the second quarter sale of the American Cafe and Tia's Tex-Mex concepts whose operating costs were higher than the Ruby Tuesday concept, an asset impairment recorded in the prior year on five underperforming Ruby Tuesday units in the state of Texas, and lower occupancy costs from the refranchising of 42 units in the prior year that had higher than system average occupancy costs.

Depreciation and amortization expense decreased $3.1 million (28.9%) and $4.8 million (15.4%) for the thirteen and thirty-nine weeks ended March 4, 2001, as compared to the same periods of the prior year. As a percentage of Company restaurant sales, depreciation and amortization for the thirty-nine weeks decreased 80 basis points to 4.5%. The decrease resulted from the second quarter sale of the American Cafe and Tia's Tex-Mex concepts whose depreciation and amortization as a percentage of restaurant sales were higher than the Ruby Tuesday concept, increased use of the synthetic leasing program for the Ruby
Tuesday concept, increased average unit volumes, and various information technology assets becoming fully depreciated in Fiscal 2000.

Selling, general and administrative expenses increased $0.3 million (2.5%) and $1.8 million (4.3%) for the thirteen and thirty-nine weeks ended March 4, 2001, as compared to the same periods of the prior year. As a percentage of total operating revenues, these expenses increased 40 basis points to 7.4% for the thirty-nine week period ended March 4, 2001. The increase is attributable to increased use of the neighborhood introduction program ("NIP"). In accordance with EITF 00-14, "Accounting for Certain Sales Incentives," the Company will reclassify the costs of the NIP program against restaurant sales beginning with the first quarter of Fiscal 2002. Such reclassifications will not impact net income.

Net interest income increased $2.1 million and $3.4 million for the thirteen and thirty-nine weeks ended March 4, 2001, as compared to the same periods of the prior year. The increase is due to higher interest income associated with notes receivable from franchisees and SRG, coupled with lower outstanding balances of debt.

Income Taxes:
--------------------------------------------------------------------------------
The effective income tax rate was 35.8% for the thirteen weeks ended March 4, 2001 compared to 35.9% for the same period of the prior year. The effective income tax rate was 35.8% for the thirty-nine weeks ended March 4, 2001 compared to 36.0% for the same period of the prior year. The decrease in the effective income tax rate is principally due to reduced state taxes.



                         LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------
The following table presents a summary of the Company's cash flows from operating investing and financing activities for the periods indicated (in thousands).

                                             Thirty-Nine      Thirty-Nine
                                             Weeks Ended      Weeks Ended
                                             March 4, 2001    March 5, 2000
                                             -------------    -------------
Net cash provided by operating activities       $ 56,786         $ 80,169
Net cash used by investing activities            (12,468)         (50,957)
Net cash used by financing activities            (43,118)         (30,907)
                                                --------         --------
Net increase (decrease) in cash and short-
term investments                               $   1,200        $  (1,695)
                                                ========         ========
Cash provided by operating activities was $56.8 million for the thirty-nine weeks ended March 4, 2001, a decrease of $23.4 million from the $80.2 million reported for the same period in the prior year. Cash provided by operating activities as compared to the prior year reflected an increase in net income of $9.6 million. Offsetting this, however, were increases in cash used for operating activities such as increases in accounts and notes receivable, and decreases in accounts payable (which includes accrued and other liabilities) and income taxes payable. Fiscal 2001 increases in accounts and notes receivable exceeded those of Fiscal 2000 by $4.1 million due to the growth of franchising and increases in vendor rebates receivable. Payments in Fiscal 2001 for accounts payable and accrued liabilities used $16.8 million more cash than Fiscal 2000. This was due to a reduction in payables which resulted from the sale of 69 units to SRG, lower spending for synthetic lease expenditures in Fiscal 2000 resulting in an increase in accounts payable at the end of the quarter, and the timing of operational cash payments. Fiscal 2001 income taxes payable decreased by $11.9 million as compared to the prior year primarily due to higher deductions from employee exercises of stock options.

Net cash used in investing activities was $38.5 million less than Fiscal 2000 due to increased proceeds from the sale of assets ($27.2 million) primarily due to the sale of units to SRG and $14.2 million less spending for capital expenditures which is attributable to an increased use of the synthetic lease program, offset by lower proceeds from the sale of restaurant properties to franchisees.

Net cash used in Fiscal 2001 financing activities was $12.2 million more than Fiscal 2000 due to the net paydown of debt ($51.5 million) which was primarily due to the funds received from the sale of American Cafe and Tia's Tex-Mex units to SRG ($30.0 million) and the reduction in stock repurchases ($17.5 million) referred to below. Partially offsetting this use of cash was an increase over the prior year in proceeds from issuance of stock ($22.0 million) due to increased stock option exercises by employees and a reduction of $17.5 million from the prior year level of stock repurchases. During the thirty-nine weeks ended March 4, 2001, $19.7 million of the Company's common stock was reacquired and dividends of $2.8 million were paid to shareholders.

The Company requires capital principally for new restaurants, equipment replacement, and remodeling of existing units. Capital expenditures for the thirty-nine weeks ended March 4, 2001 were $47.0 million and expenditures for construction of new units under the Company's synthetic lease program were $49.9 million. Capital expenditures for the remainder of Fiscal 2001 are projected to be approximately $24.0 to $29.0 million. The Company intends to fund fourth quarter's capital expenditures with cash from operating activities. Expenditures for units to be leased by the Company under synthetic lease agreements are projected to be approximately $23.0 to $24.0 million for the remainder of Fiscal 2001.

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

As of March 4, 2001, the Company's synthetic lease agreements provide for a total of $185.0 million funding for the purpose of leasing new free-standing restaurants and the Maryville Restaurant Support Services Center. As of March 4, 2001, $40.1 million was available for expenditures in accordance with these agreements. The Company currently leases 85 units (58 of which are open at March 4, 2001 and 27 are under construction) and the Maryville, Tennessee Restaurant Support Services Center under synthetic operating lease agreements.

At March 4, 2001, the Company had committed lines of credit with two banks at varying interest rates amounting to $12.5 million, with no borrowings outstanding. These lines are subject to periodic review by each bank and may be canceled by the Company at any time.

To control future interest costs relating to borrowings under the above-mentioned $100.0 million credit facility and the Company's master synthetic lease agreements, the Company has entered into five interest rate swap agreements with notional amounts aggregating $125.0 million. The swap agreements effectively fix the interest rate on an equivalent amount of the Company's debt (including floating-rate lease obligations) to rates ranging from 5.95% to 6.73% for periods up to December 7, 2003. One of the five swaps, with a notional amount of $25.0 million, is callable by the bank as of the date of this filing. The Company has not received notification that the swap will be called.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. This statement is effective for the Company beginning in the first quarter of Fiscal 2002. Adoption of this new accounting standard is not expected to significantly impact net income.

                     KNOWN EVENTS, UNCERTAINTIES AND TRENDS
--------------------------------------------------------------------------------

Financial Strategy and Stock Repurchase Plan
The Company employs a financial strategy which utilizes a prudent amount of debt to minimize the weighted average cost of capital while allowing the Company to maintain financial flexibility and the equivalent of an investment-grade (BBB) bond rating. The strategy provides for repurchasing Company stock whenever cash flow exceeds funding requirements while maintaining the target capital structure. Pursuant to this strategy, the Company has repurchased 1.7 million shares during the thirty-nine weeks ended March 4, 2001. The total number of remaining shares authorized to be repurchased as of March 4, 2001 is 8.4 million. To the extent not funded with cash from operating activities, additional repurchases will be funded by borrowings on the credit facilities and/or cash received in conjunction with the sale of restaurant units.

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


               SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION
--------------------------------------------------------------------------------
The foregoing section contains various "forward-looking statements" which represent the Company's expectations or beliefs concerning future events, including the following: future financial performance and unit growth (both Company-owned and franchised), future capital expenditures, future borrowings and repayment of debt, and payment of dividends. The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from those included in the forward-looking statements, including, without limitation, the following: consumer spending trends and habits; mall-traffic trends; increased competition in the casual dining restaurant market; weather conditions in the regions in which Company-owned and franchised restaurants are operated; consumers' acceptance of the Company's development prototypes; laws and regulations affecting labor and employee benefit costs; costs and availability of food and beverage inventory; the Company's ability to attract qualified managers and franchisees; changes in the availability of capital; and general economic conditions.

                           PART II - OTHER INFORMATION

                                     ITEM 1.

                                LEGAL PROCEEDINGS
--------------------------------------------------------------------------------
The Company is currently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of its business. In addition, the Company, as successor to Morrison Restaurants Inc. ("Morrison"), is a party to a case (Morrison Restaurants Inc. v. United States of America, et al.), originally filed by Morrison in 1994 to claim a refund of taxes paid in the amount of approximately $3,000 and abatement of taxes assessed by the Internal Revenue Service ("IRS") against Morrison on account of the employer's share of FICA taxes on unreported tips allegedly received by employees. The IRS filed a counterclaim for approximately $7,000 in additional taxes. The case was decided by the U.S. District Court in favor of the Company in February 1996 on summary judgment. The IRS appealed the District Court's decision and, on August 12, 1997, the U.S. Court of Appeals for the Eleventh Circuit reversed the award of summary judgment and, on August 12, 1997, remanded the case to the District Court for proceedings consistent with the Court's opinion. In its reversal, the Eleventh Circuit upheld the IRS' enforcement policy with respect to the employer's share of FICA taxes on allegedly unreported tips. The Company subsequently petitioned the U.S. Court of Appeals for a review of the matter by the full Court. Such petition was denied on November 26, 1997. The District Court issued an order consistent with the opinion of the Eleventh Circuit on December 11, 1997. While the issue is not yet finally resolved, the case has been inactive since that time. There have been six additional lawsuits on this issue, three of which are still pending, filed by other restaurant companies in other U.S. federal courts including (1) Fior d Italia v. United States ("Fior") (September, 1998, District Court in Northern California) holding in favor of the taxpayer, (affirmed by the Ninth Circuit in February, 2001); (2) The Bubble Room
v. United States (October 1998, United States Court of Appeals for the Federal Circuit) unfavorable to the taxpayer; and (3) Quietwater Entertainment, Inc. v. United States (June, 1999, United States District Court for the Northern
District of Florida, Pensacola Division) in favor of the taxpayer notwithstanding and distinguishing the controlling law in the Eleventh Circuit in Morrison. It is anticipated that the IRS will seek review by the United States Supreme Court of the Ninth Circuit decision in Fior.

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

                                     ITEM 6.

                        EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------


EXHIBITS
     The following exhibits are filed as part of this report:

        Exhibit
         No.

          None



REPORTS ON FORM 8-K

On December 5, 2000, the Company filed a report on Form 8-K reporting the sale of all of its American Cafe (including L&N Seafood) and Tia's Tex-Mex restaurants to Specialty Restaurant Group, LLC. This report contained unaudited pro forma condensed consolidated financial information.

                                   SIGNATURES
--------------------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     RUBY TUESDAY , INC.
                                 ---------------------------------------
                                                 (Registrant)

04/18/2001                        By: /s/ J. RUSSELL MOTHERSHED
-----------                          ---------------------------
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