Form 10-K
period 2001-06-05
RUBY TUESDAY INC
filed 2001-08-31
CIK 68270

-------------------------------------------------------------------------------





                                RUBY TUESDAY INC



                                Filing Type: 10-K
                           Description: Annual Report
                                  Filing Date:
                            Period End: June 5, 2001


                    Primary Exchange: New York Stock Exchange
                                   Ticker: RI

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934
     For the fiscal year ended June 5, 2001
                              OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from          to

                         Commission file number 1-12454
                                     -------

                               RUBY TUESDAY, INC.
                       ----------------------------------
             (Exact name of Registrant as specified in its charter)

     GEORGIA                                    63-0475239
-----------------------------------        ---------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)

150 West Church Avenue Maryville, TN                    37801
-----------------------------------------           -------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on August 14, 2001 as reported on the New York Stock Exchange, was approximately $1,122,804,014.

The number of shares of the Registrant's common stock outstanding at August 14, 2001 was 63,435,255.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 5, 2001 are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive proxy statement dated August 31, 2001 are incorporated by reference into Part III.


                                      INDEX

                                     PART I
                                                                            Page
                                                                          Number
Item 1.   Business                                                          3-5

Item 2.   Properties                                                          6

Item 3.   Legal Proceedings                                                   6

Item 4.   Submission of Matters to a Vote of
          Security Holders                                                    7

          Executive Officers of the Company                                   7

                                     PART II

Item 5.   Market for the Registrant's Common Equity and
          Related Shareholder Matters                                       7-8

Item 6.   Selected Financial Data                                             8

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                       8

Item 7A.  Quantitative and Qualitative Disclosure About
          Market Risk                                                         8

Item 8.   Financial Statements and Supplementary Data                         8

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                              8

                                    PART III

Item 10.  Directors and Executive Officers of the
          Registrant                                                          9

Item 11.  Executive Compensation                                              9

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                                               9

Item 13.  Certain Relationships and Related Transactions                      9

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                                              9-15


PART I

Item 1.   Business.

--------------------------------------------------------------------------
Background

The first Ruby Tuesday(R) restaurant was opened in 1972 in Knoxville, Tennessee near the campus of the University of Tennessee. The Ruby Tuesday concept, with 16 operational units, was acquired by Morrison Restaurants Inc. ("Morrison") in 1982. During the following years, Morrison added other casual dining concepts, including the internally-developed American Cafe(R) (formerly "Mozzarella's American Cafe" and "Silver Spoon"). In January 1995, Morrison completed the acquisition of Tias Inc., a chain of Tex-Mex restaurants. In a spin-off transaction effective March 9, 1996, shareholders of Morrison approved the distribution of two separate businesses of Morrison to its shareholders. In conjunction with the spin-off, Morrison was reincorporated in the State of Georgia and changed its name to Ruby Tuesday, Inc. (the "Company").

The Company moved into franchising in 1997 with the opening of one domestic franchised Ruby Tuesday restaurant and two international franchised Ruby Tuesday restaurants. Since 1997, agreements for the franchise development of new Ruby Tuesday restaurants have been signed with 21 casual-dining operators who became domestic franchise partners and one traditional franchisee. In addition, the Company has entered into agreements with 11 international franchisees who hold rights to develop Ruby Tuesday restaurants in 22 countries. In conjunction with the signing of the agreements with the domestic franchise partners, the Company has sold 105 Ruby Tuesday restaurants in its non-priority growth markets to the franchise partners.

On November 20, 2000, the American Cafe (including L&N Seafood) and Tia's Tex-Mex concepts, with 69 operational units, were sold to Specialty Restaurant Group, LLC ("SRG"), a limited liability company owned by the former President/Partner of the Company's American Cafe and Tia's Tex-Mex concepts and certain members of his management team.

-------------------------------------------------------------------------------
Operations

The Company owns and operates the Ruby Tuesday concept in the bar and grill segment of casual dining. The Company also offers franchises for the Ruby Tuesday concept in domestic and international markets. As of June 5, 2001, the Company owned and operated 374 casual dining restaurants, located in 27 states and the District of Columbia. Also, as of June 5, 2001, franchise operations included 151 domestic units located in 19 states and 12 international units located in the Asian Pacific Region, India, Iceland, Central and South America, and Puerto Rico.

Ruby Tuesday restaurants are casual, full-service restaurants with warm woods, whimsical artifacts and classic tiffany style lamps which create a comfortable, nostalgic look and feel. Ruby Tuesday's menu is based on variety, with something for just about everyone. Some of Ruby Tuesday's most popular entree items which are prepared fresh daily are: fajitas, baby-back ribs, chicken entrees, pasta entrees, burgers, soups, sandwiches, salad bar, and signature Tallcake(TM) desserts in strawberry and chocolate varieties. Entree selections range in price from $5.99 to $15.99.

At June 5, 2001, the Company owned and operated units concentrated primarily in the Southeast, Northeast, Mid-Atlantic and Midwest regions. The Company intends to open approximately 45 to 50 Company-owned units in Fiscal 2002 with the majority of new units expected to be opened in existing markets. Current development plans call for a continued shift towards freestanding units versus mall-based units, with approximately 90% of new units scheduled to be freestanding. Existing prototypes range in size from 4,000 to 6,500 square feet with seating for 152 to 295 guests. Currently, the Company's focus is on a new 5,300 square-foot, 218-dining seat unit. Because these units provide for substantial seating in proportion to the square footage of the buildings, the Company believes these units provide the opportunity for improved unit-level returns on investment. The Company believes there exists an opportunity for at least 1,000 more Ruby Tuesday restaurants in existing Company-owned markets. Due to having several different prototypes, the Company is able to develop units in all different markets including rural America, locations adjacent to interstate highways, locations within office complexes, as well as the Company's more traditional sites. Other than population and traffic volume, site criteria requirements for these units include annual household incomes ranging from $30,000 to $50,000 and good accessibility and visibility of the location. New units are being operated by Managing Partners who have a financial stake in the success of their restaurants and are rewarded for their ability to grow sales and operating profit. Units operated by Managing Partners consistently outperform the system-wide unit averages in both same-store-sales and operating profits.

The Company began Fiscal 2001 with two other restaurant concepts. As previously mentioned and as disclosed in the Form 8-K filed on December 5, 2000, on November 20, 2000, the Company completed the sale of all of its American Cafe (including L&N Seafood) and Tia's Tex-Mex restaurants to SRG.

--------------------------------------------------------------------------
Franchising

The domestic franchise program began in Fiscal 1997. Management believes the domestic franchise program allows the Company to become a financial partner with some of the best restaurant operators from the casual dining industry. Domestic franchising efforts are concentrated outside the Company's core growth markets. Pursuant to the franchise agreements, the Company receives development and license fees from the franchisees for the right to develop and operate Ruby Tuesday restaurants in their respective areas over the next five to six years. The Company also receives royalty fees from the franchisees based on a percentage of each restaurant's sales as well as support service revenues for providing a variety of services, including the maintenance of franchisees' accounting records.

In order to assist the franchise partners in obtaining capital needed for new unit development, the Company has established a $52.5 million revolving line-of-credit loan facility with a group of banks. The Company, as sponsor of the loan facility, serves as partial guarantor for all draws made.

During Fiscal 2001, the Company sold six Ruby Tuesday units to a domestic franchise partner and 21 other new Ruby Tuesday units were opened by domestic franchisees, bringing the total of domestic franchised units to 151. The 21 domestic franchise partners and one traditional franchisee operate these 151 units in the following states: California (1), Colorado (13), Florida (48), Illinois (14), Iowa (1), Indiana (3), Kansas (3), Kentucky (5), Massachusetts
(3), Maine (2), Michigan (23), Minnesota (4), Missouri (2), Nebraska (3), Nevada
(1), New York (16), Oregon (1), Utah (5), and Washington (3).

Subsequent to fiscal year end, the Company entered into purchase agreements with three new franchise partners and one existing franchise partner which provide, among other things, for the sale of 12 units in Missouri, five in Indiana, and one each in Kansas, Arkansas, and Illinois during Fiscal 2002. The sale of the Kansas unit was completed on August 8, 2001 and the remaining sales are expected to be completed during Fiscal 2002. As of June 5, 2001, 19 of the 20 units to be sold were open. The remaining unit is expected to open during the second quarter of Fiscal 2002.

The Company's International Division, which was established in Fiscal 1997, continued its international franchise development during Fiscal 2001 by opening three international franchise units during the year. At present, the Company has 12 international franchised units with franchisees located in the Asian Pacific Region, India, Puerto Rico, Iceland, and Central and South America.


--------------------------------------------------------------------------
Training

The Company's WOW-U(sm), located in the Maryville, Tennessee Restaurant Support Services Center, serves as the centralized training center for all of the Company's and its franchisee's restaurant managers. Facilities include classrooms and a test kitchen. WOW-U provides managers and franchise partners the opportunity to gather for intensive, on-going instruction and interaction. Programs include classroom instruction and various team competitions which are designed to contribute to the skill and enhance the dedication of the Company's and franchise partners' teams and to strengthen the Company's corporate culture. Further contributing to the training experience is RT Lodge(sm) which is located on a wooded campus just minutes from the Restaurant Support Services Center. RT Lodge serves as the lodging quarters and dining facility for those attending WOW-U. After a long day of instruction and competition, trainees have the opportunity to dine and socialize with fellow team members in a relaxed and tranquil atmosphere. The Company believes its emphasis on training and retaining high quality restaurant managers is critical to its long-term success and has played a vital role in enabling the Company to reach record low turnover for both management and hourly employees.

--------------------------------------------------------------------------
Research and Development

The Company does not engage in any material research and development activities. The Company, however, does engage in on-going studies in connection with the development of menu items. Additionally, it conducts consumer research to determine guest preferences, trends, and opinions.

--------------------------------------------------------------------------
Raw Materials

The Company contracted with U.S. Foodservice, Inc. to distribute raw materials under a cost-plus arrangement. The contract expires on March 3, 2003.

Subsequent to fiscal year end, the Company contracted with PFG
(Performance Food Group) Customized Distribution, also for the distribution of raw materials. The contract can be terminated upon 180 days written notice. This contract provides the Company with a second primary food distributor, reducing the Company's reliance on one major vendor.

If either distributor is unable to meet the Company's supply needs, the Company negotiates directly with primary suppliers to obtain competitive prices.

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

--------------------------------------------------------------------------
Trademarks of the Company

The Company or its affiliates have registered certain trademarks and service marks with the United States Patent and Trademark Office, including Ruby Tuesday. The Company holds an exclusive license to use all such trade and service marks from such affiliates which includes the right to sub-license. The Company believes that these and other related marks are of material importance to the Company's business. Registrations of the Ruby Tuesday trademark expires in 2005, unless renewed.

--------------------------------------------------------------------------
Seasonality

The Company's business is moderately seasonal. Average restaurant sales of the Company's mall-based restaurants, which currently represent approximately 41% of the Company's total restaurants, are slightly higher during the winter months and peak during the holiday season. Freestanding restaurant sales are generally higher in the summer months.

--------------------------------------------------------------------------
Customer Dependence

No material part of the business of the Company is dependent upon a single customer, or very few customers, the loss of any one of which would have a material adverse effect on the Company.

--------------------------------------------------------------------------
Competition

The Company's activities in the restaurant industry are subject to intense competition with respect to price, service, location, and food quality. The Company is in competition with other food service operations, with locally-owned operations, as well as national and regional chains that offer the same type of services and products as the Company. Some of the Company's competitors have been in existence for a substantially longer period than the Company and may be better established in the markets where the Company's restaurants are or may be located. The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns, and the type, number and location of competing restaurants. There is active competition for management personnel and for attractive commercial real estate sites suitable for restaurants. In addition, factors such as inflation, increased food, labor and benefits costs, and difficulty in attracting qualified management and hourly employees may adversely affect the restaurant industry in general and the Company's restaurants in particular.

--------------------------------------------------------------------------
Government Compliance

The Company is subject to various licensing requirements and regulations at both the state and local levels for items such as zoning, land use, sanitation, alcoholic beverage control, and health and fire safety. The Company has not encountered any significant difficulties or failures in obtaining the required licenses or approvals that could delay the opening of a new restaurant or the operation of an existing unit and does not, at this time, anticipate any occurring in the future. The Company's business is subject to various other regulations at the federal level such as health care, minimum wage, and fair labor standards. Compliance with these regulations has not had, and is not expected to have, a material adverse effect on the Company's operations.

There is no material portion of the Company's business that is subject to renegotiation of profits or termination of contracts or sub-contracts at the election of the Government.

--------------------------------------------------------------------------
Environmental Compliance

Compliance with federal, state and local laws and regulations which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had and is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Company.

--------------------------------------------------------------------------
Personnel

The Company employs approximately 15,600 full-time and 12,900 part-time employees. The Company believes working conditions are favorable and employee compensation is comparable with its competition. None of the Company's employees are covered by a collective bargaining agreement.

--------------------------------------------------------------------------
Item 2. Properties.

Information regarding the locations of the Company's Ruby Tuesday operations is shown in the list below. Of the 374 Company-owned and operated restaurants as of June 5, 2001, the Company owned the buildings and held noncancelable long-term land leases for 99 restaurants, owned the land and buildings for 53 restaurants, and held noncancelable leases covering land and buildings for 222 restaurants. The Company's Restaurant Support Services Center in Maryville, Tennessee which was opened in Fiscal 1998 is covered under a lease agreement with an initial term of five years from October 2, 1998 with two five-year renewal options. Executive and certain other administrative personnel of the Company are located in the Maryville Support Sevices Center. In Fiscal 2000, the Company opened a second Restaurant Support Services Center in nearby Alcoa, Tennessee and closed its Support Services Center in Mobile, Alabama. During Fiscal 2001, the Company opened a third Restaurant Support Services Center in Maryville, Tennessee located adjacent to the existing Support Services Center in Maryville, Tennessee.

Additional information concerning the properties of the Company and its leasing arrangements is incorporated herein by reference to Note 7 to Consolidated Financial Statements included in the Annual Report to Shareholders for the year ended June 5, 2001.

As of June 5, 2001, the Company operated 374 Ruby Tuesday restaurants in the following locations:

Alabama (36)      Illinois (2)       Mississippi (7)      Pennsylvania (27)
Arkansas (3)      Indiana (6)        Missouri (13)        Rhode Island (2)
Arizona (9)       Kansas (1)         New Hampshire (3)    South Carolina (19)
Connecticut (11)  Kentucky (3)       New Jersey (13)      Tennessee (33)
Delaware (4)      Louisiana (3)      New York (10)        Virginia (44)
Florida (15)      Massachusetts (7)  North Carolina (20)  West Virginia (1)
Georgia (37)      Maryland (23)      Ohio (21)            Washington, DC (1)


--------------------------------------------------------------------------
Item 3. Legal Proceedings.

The Company is currently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of its business. In addition, the Company, as successor to Morrison Restaurants Inc. ("Morrison"), is a party to a case (Morrison Restaurants Inc. v. United States of America, et al.), originally filed by Morrison in 1994 to claim a refund of taxes paid in the amount of approximately $3,000 and abatement of taxes assessed by the Internal Revenue Service ("IRS") against Morrison on account of the employer's share of FICA taxes on unreported tips allegedly received by employees. The IRS filed a counterclaim for approximately $7,000 in additional taxes. The case was decided by the U.S. District Court in favor of the Company in February 1996 on summary judgment. The IRS appealed the District Court's decision and, in August 1997, the U.S. Court of Appeals for the Eleventh Circuit reversed the award of summary judgment and remanded the case to the District Court for proceedings consistent with the Court's opinion. In its reversal, the Eleventh Circuit upheld the IRS' enforcement policy with respect to the employer's share of FICA taxes on allegedly unreported tips. The Company subsequently petitioned the U.S. Court of Appeals for a review of the matter by the full Court. Such petition was denied. While the issue is not yet finally resolved, the case has been inactive since that time. There have been six additional lawsuits on this issue, three of which are still pending, filed by other restaurant companies in other U.S. federal courts including (1) Fior d'Italia v. United States ("Fior") (September 1998, District Court in Northern California) holding in favor of the taxpayer, (affirmed by the Ninth Circuit in February, 2001); (2) The Bubble Room v. United States (October 1998, United States Court of Appeals for the Federal Circuit) unfavorable to the taxpayer; and (3) Quietwater Entertainment, Inc. v. United States (June 1999, United States District Court for the Northern District of Florida, Pensacola Division) in favor of the taxpayer notwithstanding and distinguishing the controlling law in the Eleventh Circuit in Morrison; reversed by the Eleventh Circuit. It is anticipated that the IRS will seek review of the Ninth Circuit decision in Fior by the United States Supreme Court.

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

--------------------------------------------------------------------------
Item 4. Submission of Matters to a Vote of Security Holders.

None.


----------------------------------------------------------------------------
Executive Officers of the Company.

Executive officers of the Company are appointed by and serve at the discretion of the Company's Board of Directors. Information regarding the Company's executive officers as of August 6, 2001 is provided below.

Executive                                                   Officer
Name                   Age    Position with the Company     Since
S. E. Beall, III       51     Chairman of the Board and      1982
                              Chief Executive Officer

R. D. McClenagan       53     President/Partner              1985

S. L. Turner           48     President, Support Services    1997

D. T. Cronk            48     Senior Vice President,         1997
                              General Counsel and Secretary

A. R. Johnson          49     Senior Vice President,         2000
                              Brand Development

M. N. Duffy            40     Senior Vice President,         2001
                              Chief Financial Officer


Mr. Beall has been Chairman of the Board and Chief Executive Officer of the Company and prior to the spin-off transaction, Morrison, since May 5, 1995. Mr. Beall served as President and Chief Executive Officer of Morrison from June 6, 1992 to May 4, 1995 and as President and Chief Operating Officer of Morrison from September 1986 to June 1992.

Mr. McClenagan has been President/Partner of the Company since June 2001 and was President of the Ruby Tuesday Division of the Company from March 1994 to June 2001. He served as President of the Ruby Tuesday Group of Morrison from April 1990 to March 1994 and as Senior Vice President of the Specialty Restaurant Division of Morrison from March 1985 to April 1990.

Ms. Turner joined the Company in September 1997 and has served as President, Support Services since January 2001. She served as Executive Vice President, Human Resources and Performance Management from June 1999 to January 2001. From September 1997 until June 1999, Ms. Turner served as Senior Vice President-Human Resources. Prior to joining the Company, Ms. Turner served as Senior Vice President-Human Resources of Hasbro, Inc. from 1993 to 1997.

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

Mr. Johnson joined the Company as Senior Vice President-Brand Development in April 2000. Prior to joining the Company, Mr. Johnson was the President of Hopewell & Co. from February 1997 to April 2000, Vice President of Dollar General Corporation from October 1996 to February 1997, and President of the Specialty Division and Senior Vice President of Morrison from
December 1994 to May 1996.

Ms. Duffy joined Morrison in August 1990 and was named Senior Vice President, Chief Financial Officer in June 2001. She served as Vice President, Operations Controller of the Company from October 1999 to May 2001 and Vice President, Investor Relations and Planning from June 1996 to September 1999. Prior to that time Ms. Duffy served as Director, Investor Relations and Strategic Planning and Director, Corporate Accounting and Financial Analysis of Morrison.

PART II

--------------------------------------------------------------------------
Item 5. Market for the Registrant's Common Equity and Related Shareholder
        Matters.

Certain information required by this item is incorporated herein by reference to
Note 13 to Consolidated Financial Statements of the Registrant's Annual Report to Shareholders for the year ended June 5, 2001.

During Fiscal 1997, the Board of Directors approved a dividend policy as a means of returning excess capital to its shareholders. This policy calls for payment of semi-annual dividends of 2.25 cents per share. The payment of a dividend in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future as currently anticipated. There are no material restrictions on the ability to pay dividends. During Fiscal 2001, the Company declared and paid semi-annual dividends in the first and third quarters. On July 9, 2001, the Company's Board of Directors declared a semi-annual cash dividend of 2.25 cents per share payable on August 6, 2001 to shareholders of record on July 23, 2001.

--------------------------------------------------------------------------
Item 6. Selected Financial Data.

The information contained under the caption "Summary of Operations" of the Registrant's Annual Report to Shareholders for the year ended June 5, 2001 is incorporated herein by reference.

--------------------------------------------------------------------------
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Registrant's Annual Report to Shareholders for the year ended June 5, 2001 is incorporated herein by reference.

--------------------------------------------------------------------------
Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

The information contained under the caption "Disclosures About Market Risk" contained within "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 24 of the Registrant's Annual Report to Shareholders for the year ended June 5, 2001 is incorporated herein by reference.

--------------------------------------------------------------------------
Item 8. Financial Statements and Supplementary Data.

The following consolidated financial statements and the related report of the Company's independent accountants contained in the Registrant's Annual Report to Shareholders for the year ended June 5, 2001 are incorporated herein by reference:

     Consolidated Statements of Income - Fiscal years ended June 5, 2001, June 4, 2000 and June 6, 1999.

     Consolidated Balance Sheets - As of June 5, 2001 and June 4, 2000.

     Consolidated Statements of Shareholders' Equity and Comprehensive Income - Fiscal years ended June 5, 2001, June 4, 2000 and June 6, 1999.

     Consolidated Statements of Cash Flows - Fiscal years ended June 5, 2001, June 4, 2000 and June 6, 1999.

     Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On December 6, 1999, the Company engaged KPMG LLP as the Company's principal independent accountants. Prior to the engagement of KPMG LLP, Ernst & Young LLP, independent certified public accountants, had served as the principal independent accountants for the Company and their report with respect to the Company's financial statements for the fiscal year ended June 6, 1999 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The recommendation to change accountants was made by the Company's Audit Committee and approved by the Company's Board of Directors.

During that fiscal year, the Company had no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make a reference thereto in its report on the financial statements of the Company for such period.

PART III

--------------------------------------------------------------------------
Item 10. Directors and Executive Officers of the Company.

(a) The information regarding directors of the Company is incorporated herein by reference to the information set forth in the table captioned "Director and Director Nominee Information" under "Election of Directors" in the definitive proxy statement of the Registrant relating to the Registrant's annual meeting of shareholders to be held on October 3, 2001.

(b) Pursuant to Form 10-K General Instruction G(3), the information regarding executive officers of the Company has been included in Part I of this Report under the caption "Executive Officers of the Company".


--------------------------------------------------------------------------
Item 11. Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions "Executive Compensation" and "Directors' Fees and Attendance" in the definitive proxy statement of the Registrant relating to the Registrant's annual meeting of shareholders to be held on October 3, 2001.


--------------------------------------------------------------------------
Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item 12 is incorporated herein by reference to the information set forth in the table captioned "Beneficial Ownership of Common Stock" under "Election of Directors" in the definitive proxy statement of the Registrant relating to the Registrant's annual meeting of shareholders to be held on October 3, 2001.


--------------------------------------------------------------------------
Item 13. Certain Relationships and Related Transactions.

The information required by this Item 13 is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in the definitive proxy statement of the Registrant relating to the Registrant's annual meeting of shareholders to be held on October 3, 2001.


PART IV

--------------------------------------------------------------------------
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are incorporated by reference into or are filed as a part of this report:

        1. Financial Statements:

           The following consolidated financial statements and the independent accountants' report thereon, included in the Registrant's Annual Report to Shareholders for the year ended June 5, 2001, a copy of which is contained in the exhibits to this report, are incorporated herein by reference:

                                                        Page
                                                   Reference in paper
                                                   version of Annual
                                                   Report to  Shareholders

           Consolidated Statements of Income for
           the years ended June 5, 2001,
           June 4, 2000 and June 6, 1999                   28

           Consolidated Balance Sheets as of
           June 5, 2001 and June 4, 2000                   29

           Consolidated Statements of Shareholders'
           Equity and Comprehensive Income for the
           years ended June 5, 2001,
           June 4, 2000 and June 6, 1999                   30

           Consolidated Statements of Cash Flows
           for the years ended June 5, 2001,
           June 4, 2000 and June 6, 1999                   31

           Notes to Consolidated Financial Statements      32-45

           Report of Independent Accountants               46

2. Financial Statement Schedules:

Report of Independent Auditors


Shareholders and Board of Directors
Ruby Tuesday, Inc. and Subsidiaries


     We have audited the accompanying consolidated statements of income, shareholders' equity and comprehensive income and cash flows of Ruby Tuesday, Inc. and Subsidiaries for the year ended June 6, 1999.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements of Ruby Tuesday, Inc. and Subsidiaries referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year ended June 6, 1999, in conformity with accounting principles generally accepted in the United States.


/s/ Ernst & Young LLP
Atlanta, Georgia
June 28, 1999

3. Exhibits

The following exhibits are filed as part of this report:

                       RUBY TUESDAY, INC. AND SUBSIDIARIES
                                LIST OF EXHIBITS

Exhibit Number  Description

3.1    Articles of Incorporation,  as amended,  of Ruby Tuesday, Inc. (1)

3.2    Bylaws, as amended, of Ruby Tuesday, Inc. (2)

4.1    Specimen Common Stock Certificate. (1)

4.2 Articles of Incorporation, as amended, of Ruby Tuesday, Inc. (filed as Exhibit 3.1 hereto).

4.3    Bylaws, as amended, of Ruby Tuesday, Inc. (filed as Exhibit 3.2 hereto).

10.1 Executive Supplemental Pension Plan together with First Amendment made June 30, 1994 and Second Amendment made July 31, 1995.*(3)

10.2 Master Agreement dated as of May 30, 1997 among Ruby Tuesday, Inc., as Lessee and Guarantor, Atlantic Financial Group , LTD., as lessor, AmSouth Bank of Alabama, as a Lender, Barnett Bank of Jacksonville, N.A., as a Lender, First American National Bank, as a Lender,
       Wachovia Bank of Georgia, N.A., as a Lender, Hibernia National Bank, as a Lender, First Tennessee Bank, as a Lender, and SunTrust Bank, Atlanta, as Agent and as a Lender; together with the Lease Agreement dated as of May 31, 1997 between Atlantic Financial Group, LTD., as lessor and Ruby Tuesday, Inc. as lessee; and the Loan Agreement dated as of May 31, 1997 among Atlantic Financial Group, LTD., as lessor and borrower, the financial institutions party hereto, as lenders, and SunTrust Bank Atlanta, as Agent. (4)

10.3 Morrison Restaurants Inc. Stock Incentive and Deferred Compensation Plan for Directors together with First Amendment dated June 29, 1995.*(5)

10.4   1993 Executive Stock Option Program.* (6)

10.5   1993 Management Stock Option Program (July 1, 1993 - June 30, 1996).* (7)

10.6 Morrison Restaurants Inc.1987 Stock Bonus and Non-Qualified Stock Option Plan, and Related Agreement.* (8)

10.7   Morrison Restaurants Inc. 1993 Non-Executive Stock Incentive Plan.*(9)

10.8 Morrison Restaurants Inc. Deferred Compensation Plan, as restated effective January 1, 1994, together with amended and restated Trust Agreement (dated December 1, 1992) to Deferred Compensation Plan.* (10)

10.9 Morrison Restaurants Inc. Management Retirement Plan together with First Amendment made June 30, 1994 and Second Amendment made
       July 31, 1995.* (11)

10.10 Executive Group Life and Executive Accidental Death and Dismemberment Plan.* (12)

10.11 Form of Non-Qualified Stock Option Agreement for Executive Officers Pursuant to the Morrison Restaurants Inc. Stock Incentive Plan.* (13)

10.12 Amendments to Morrison Restaurants Inc. 1987 Stock Bonus and Non-Qualified Stock Option Plan.* (14)

10.13  Morrison Restaurants Inc. Executive Life Insurance Plan.* (15)

10.14 Omnibus Amendment dated October 2, 1998 to Master Agreement dated as of May 30, 1997. (17)

10.15  Amended and Restated  Loan  Facility  Agreement and Guaranty by and among
       Ruby Tuesday, Inc., Suntrust Bank, Atlanta, and the other lender signatories thereto dated October 2, 1998. (18)

10.16 Master Agreement dated as of June 3, 1999 among Ruby Tuesday, Inc., as Lessee and Guarantor, Atlantic Financial Group, LTD., as lessor, Nationsbank, N.A., as a Lender, Union Planters Bank, N.A., as a Lender, First Union National Bank, as a Lender, and SunTrust Bank, Atlanta, as Agent and as a Lender; together with the Lease Agreement dated as of June 3, 1999 between Atlantic Financial Group, LTD., as lessor and Ruby Tuesday, Inc. as lessee; the Loan Agreement dated as of June 3, 1999 among Atlantic Financial Group, LTD., as lessor and borrower, the financial institutions party hereto, as lenders, and SunTrust Bank Atlanta, as Agent; the Construction Agency Agreement dated as of June 3, 1999 among Atlantic Financial Group, LTD. and
       Ruby Tuesday, Inc., as construction agent; and Appendix A to Master Agreement, Lease, Loan Agreement and Construction Agency Agreement. (19)

10.17 Form of Second Amendment to the Ruby Tuesday, Inc. 1996 Non-Executive Stock Incentive Plan (formerly the 1993 Non-Executive Stock Incentive
       Plan).* (20)

10.18 Employment Agreement dated as of June 19, 1999 by and between Ruby Tuesday, Inc. and Samuel E. Beall, III.* (21)

10.19 Form of Third Amendment to the Ruby Tuesday, Inc. 1996 Stock Incentive Plan.* (22)

10.20 Form of Seventh Amendment to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan.* (23)

10.21 First Amendment to the Restated Ruby Tuesday, Inc. 1996 Stock Incentive Plan dated July 10, 2000.* (24)

10.22  Third Amendment to the Morrison Retirement Plan dated July 10, 2000.*(25)

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

10.30  Reserved

10.31  Form of Third Amendment to Executive Supplemental Pension Plan.* (1)

10.32  Form of Third Amendment to Management Retirement Plan.* (1)

10.33 Agreement and Plan of Merger dated October 4, 2000 among Ruby Tuesday, Inc., Tia's LLC and Specialty Restaurant Group, LLC. (26)

10.34 Master Agreement dated as of October 11, 2000 among Ruby Tuesday, Inc., as Lessee and Guarantor, Atlantic Financial Group, LTD., as lessor, Certain Financial Institutions Party Hereto, as Lenders and
       SunTrust Bank, as Agent; together with the Lease Agreement dated as of October 11, 2000 between Atlantic Financial Group, LTD., as lessor and Ruby Tuesday, Inc. as lessee; Guaranty from Ruby Tuesday, Inc. dated as of October 11, 2000; Loan Agreement dated October 11, 2000 among Atlantic Financial Group, LTD., as lessor and borrower, the financial institutions party hereto, as lenders, and SunTrust Bank Atlanta, as Agent; and Construction Agency Agreement dated as of October 11, 2000 among Atlantic Financial Group, Ltd. and
       Ruby Tuesday, Inc. as Construction  Agent. (27)

10.35  Form of Second Amendment to Retirement Plan.* (1)

10.36 Form of Fourth Amendment to 1987 Stock Bonus and Non-Qualified Stock Option Plan.* (1)

10.37 Revolving Credit Agreement dated as of October 11, 2000 among Ruby Tuesday, Inc., as Borrowers, The Lenders from Time to Time Party thereto and SunTrust Bank, as Administrative Agent, Issuing Bank and Swingline Lender together with Exhibits Thereto. (28)

10.38 Form of Indemnification Agreement to be entered into with executive officers and directors. (1)

10.39 Amended and Restated Loan Facility Agreement and Guaranty by and among Ruby Tuesday, Inc., SunTrust Bank, as Servicer and Each of the Participants Party thereto dated as of October 11, 2000 together with Exhibits thereto. (29)

10.40 Master Agreement dated as of April 30, 2001, among Ruby Tuesday, Inc., as Lessee and Guarantor, Atlantic Financial Group, LTD., as lessor, Certain Financial Institutions Party Hereto, as Lenders and SunTrust Bank, as Agent; together with the Lease Agreement dated as of April 30, 2001 between Atlantic Financial Group, LTD., as lessor and Ruby Tuesday, Inc. as lessee; Guaranty from Ruby Tuesday, Inc. dated as of April 30, 2001 among Atlantic Financial Group, LTD., as lessor and borrower, the financial institutions party hereto, as lenders, and SunTrust Bank Atlanta, as Agent; Loan Agreement dated as of April 30, 2001 among Atlantic Financial Group, as Lessor and Borrower, the financial institutions party as Lenders, and SunTrust Bank, as Agent; Indemnity, Subrogation and Contribution Agreement dated as of April 30, 2001, among Ruby Tuesday, Inc., as Lessee, each Subsidiary listed on Schedule I hereto, as Guarantors, SunTrust Bank, a Georgia banking corporation, as agent for the Lenders; and Construction Agency Agreement dated as of April 30, 2001 among Atlantic Financial Group, Ltd. And Ruby Tuesday, Inc. as Construction Agent.

10.41 Sixth Amendment to the Ruby Tuesday, Inc. Management Retirement Plan dated April 9, 2001.*

10.42 First Amendment to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan dated April 9, 2001.*

10.43 Indenture to the Ruby Tuesday, Inc. Salary Deferral Plan dated April 9, 2001.*

10.44 Ruby Tuesday, Inc. Deferred Compensation Plan Trust Agreement restated as of June 1, 2001.*

10.45 Partner Agreement dated as of June 6, 2001 by and between Ruby Tuesday, Inc. and Robert D. McClenagan, Jr.*

10.46 Servicing Agreement dated as of August 2, 2001 among Ruby Tuesday, Inc., Specialty Restaurant Group, LLC, and PFG (Performance Food Group) Customized Distribution.

10.47 Ruby Tuesday, Inc. 1996 Stock Incentive Plan restated as of September 30, 1999.* (30)

10.48 Form of First Amendment to Master Agreement dated as of March 4, 1998 to Master Agreement dated as of May 30, 1997. (16)

10.49 Ruby Tuesday, Inc. Executive Supplemental Pension Plan restated as of July 1, 1999.* (31)

10.50 First Amendment dated November 20, 2000, to Agreement and Plan of Merger, by and among Registrant, Tia's, LLC, and Specialty Restaurant Group, LLC; Master Agreement and Indemnity Regarding Leases and Subleases dated as of November 20, 2000 between the Registrant and General Electric Capital Business Asset Funding Corporation and General Electric Business Asset Funding Corporation of Arkansas; Agreement Regarding Collateral dated as of November 20, 2000 between the Registrant and General Electric Capital Business Asset Funding Corporation and General Electric Business Asset Funding Corporation of Arkansas and Specialty Restaurant Group, LLC; Debt Subordination Agreement dated as of November 20, 2000 made by Registrant, Specialty Restaurant Group, LLC, General Electric Capital Business Asset Funding Corporation and General Electric Business Asset Funding corporation of Arkansas; Agreement dated as of November 20, 2000 by and between the Registrant and James Carmichael; Promissory Note dated as of November 20, 2000 by Specialty Restaurant Group, LLC in favor of the Registrant; Member Pledge Agreement, dated November 20, 2000, made by and among each of the individuals listed on Schedule I thereto, Specialty Restaurant Group, LLC and Registrant; Option Agreement dated as of November 20, 2000 between Specialty Restaurant Group, LLC and the Registrant; Nonsolicitation Agreement dated as of November 20, 2000 between Specialty Restaurant Group, LLC and the Registrant; Support Services Agreement dated as of November 20, 2000 between Specialty Restaurant Group, LLC and the Registrant; Intellectual Property Agreement dated as of November 20, 2000 between Specialty Restaurant Group, LLC and the Registrant; Assignment and Assumption of Certain Agreements by and between Registrant, and Specialty Restaurant Group, LLC; Indemnity Agreement dated as of November 20, 2000 by and between Registrant and Specialty Restaurant Group, LLC. (32)

10.51  Reserved

10.52 Lease agreement dated October 1, 1997 between Riverfront Capital Business Trust, a Pennsylvania business trust and Ruby Tuesday, Inc., a Georgia corporation. (16)

13 Annual Report to Shareholders for the fiscal year ended June 5, 2001 (Only portions specifically incorporated by reference in the Form 10-K are being filed herewith).

21     Subsidiaries of Registrant.

23.1 Consent of KPMG LLP, Independent Auditors for the Fiscal years ended June 5, 2001 and June 4, 2000.

23.2 Consent of Ernst & Young, LLP, Independent Auditors for the Fiscal year ended June 6, 1999.


Footnote Description
* Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to Exhibit of the same number to Form 8-B dated March 15, 1996 of Ruby Tuesday, Inc. (File No. 1-12454).

(2) Incorporated by reference to Exhibit 99.1 to Form 8-K dated April 16, 2001 for Ruby Tuesday, Inc. (file No. 1-12454)

(3) Incorporated by reference to Exhibit 10(b) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended
      June 5, 1993 (File No. 0-1750).

(4) Incorporated by reference to Exhibit of the same number to Annual Report on Form 10-K for Ruby Tuesday, Inc. for the fiscal year ended
      May 31, 1997 (File No. 1-12454).

(5) Incorporated by reference to Exhibit 10(c) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended
      June 3, 1995 (File No. 1-12454).

(6) Incorporated by reference to Exhibit 10(d) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended
      June 3, 1995 (File No. 1-12454).

(7) Incorporated by reference to Exhibit 10(e) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended
      June 3, 1995 (File No. 1-12454).

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

(11) Incorporated by reference to Exhibit 10(n) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended
      June 3, 1995 (File No. 1-12454).

(12) Incorporated by reference to Exhibit 10(q) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended
      June 3, 1989 (File No. 0-1750).

(13) Incorporated by reference to Exhibit 10(v) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended
      June 5, 1993 (File No. 0-1750).

(14) Incorporated by reference to Exhibit 10(z) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended
      June 4, 1994 (File No. 1-12454).

(15) Incorporated by reference to Exhibit 10(a)(a) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended
      June 4, 1994 (File No. 1-12454).

(16) Incorporated by reference to Exhibit of the same number to Form 10-K for Ruby Tuesday, Inc. for the fiscal year ended June 6, 1998 (File No. 1-12454).

(17) Incorporated by reference to Exhibit 99.1 to Form 10-Q for Ruby Tuesday, Inc. for the quarter ended September 6, 1998 (File No. 1-12454).

(18) Incorporated by reference to Exhibit 99.2 to Form 10-Q for Ruby Tuesday, Inc. for the quarter ended September 6, 1998 (File No. 1-12454).

(19) Incorporated by reference to Exhibit 10.60 to Form 10-K for Ruby Tuesday, Inc. for the fiscal year ended June 6, 1999 (File No. 1-12454).

(20)  Incorporated by reference to Exhibit 99.1 to Form 10-Q dated
      October 20, 1999 for Ruby Tuesday, Inc. for the three month period ended September 5, 1999. (File No. 1-12454).

(21)  Incorporated  by reference to Exhibit 99.1 to Form 10-Q dated
      January 19, 2000 for Ruby Tuesday, Inc. for the three month period ended December 5, 1999 (File No. 1-12454).

(22)  Incorporated  by reference to Exhibit 99.2 to Form 10-Q dated
      January 19, 2000 for Ruby Tuesday, Inc. for the three month period ended December 5, 1999 (File No. 1-12454).

(23)  Incorporated  by reference to Exhibit 99.3 to Form 10-Q dated
      January 19, 2000 for Ruby Tuesday, Inc. for the three month period ended December 5, 1999 (File No. 1-12454).

(24)  Incorporated  by reference to Exhibit 99.2 to Form 10-Q dated
      October 18, 2000 for Ruby Tuesday, Inc. for the three month period ended September 3, 2000 (File No. 1-12454).

(25)  Incorporated  by reference to Exhibit 99.4 to Form 10-Q dated
      October 18, 2000 for Ruby Tuesday, Inc. for the three month period ended September 3, 2000 (File No. 1-12454).

(26)  Incorporated  by reference to Exhibit 99.5 to Form 10-Q dated
      October 18, 2000 for Ruby Tuesday, Inc. for the three month period ended September 3, 2000 (File No. 1-12454).

(27)  Incorporated  by reference to Exhibit 99.6 to Form 10-Q dated
      October 18, 2000 for Ruby Tuesday, Inc. for the three month period ended September 3, 2000 (File No. 1-12454).

(28)  Incorporated  by reference to Exhibit 99.7 to Form 10-Q dated
      October 18, 2000 for Ruby Tuesday, Inc. for the three month period ended September 3, 2000 (File No. 1-12454).

(29)  Incorporated  by reference to Exhibit 99.8 to Form 10-Q dated
      October 18, 2000 for Ruby Tuesday, Inc. for the three month period ended September 3, 2000 (File No. 1-12454).

(30)  Incorporated  by reference to Exhibit 99.1 to Form 10-Q dated
      October 18, 2000 for Ruby Tuesday, Inc. for the three month period ended September 3, 2000 (File No. 1-12454).

(31)  Incorporated  by reference to Exhibit 99.3 to Form 10-Q dated
      October 18, 2000 for Ruby Tuesday, Inc. for the three month period ended September 3, 2000 (File No. 1-12454).

(32)  Incorporated  by reference to Exhibit 99.2 to Form 8-K dated
      December 5, 2000 for Ruby Tuesday, Inc. for the date of earliest event reported on November 20, 2000. (File No. 1-12454)


(b) Reports on Form 8-K

     On April 16, 2001, the Company filed a report on Form 8-K reporting that on April 9, 2001, the Board of Directors of the Registrant changed the fiscal year end of the Registrant from the first Sunday following May 30 to the first Tuesday following May 30, effective in fiscal year 2001.

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

                                RUBY TUESDAY,  INC.
        Date 8/31/01            By: /s/ Samuel E. Beall,  III
                                    Samuel E. Beall, III
                                    Chairman of the Board and
                                    Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Date 08/31/01           By: /s/ Samuel E. Beall, III
                                    Samuel E. Beall, III
                                    Chairman of the Board and
                                    Chief Executive Officer

        Date 08/31/01           By: /s/ Marguerite N. Duffy
                                    Marguerite N. Duffy
                                    Senior Vice President,
                                    Chief Financial Officer

        Date 08/31/01           By: /s/ John B. McKinnon
                                    John B. McKinnon
                                    Director

        Date 08/31/01           By: /s/ Dr. Donald Ratajczak
                                    Dr. Donald Ratajczak
                                    Director

        Date 08/31/01           By: /s/ Dolph W. von Arx
                                    Dolph W. von Arx
                                    Director

        Date 08/31/01           By: /s/ Claire L. Arnold
                                    Claire L. Arnold
                                    Director

        Date 08/31/01           By: /s/ Dr. Benjamin F. Payton
                                    Dr. Benjamin F. Payton
                                    Director

        Date 08/31/01           By: /s/ James A. Haslam, III
                                    James A. Haslam, III
                                    Director

        Date 08/31/01           By: /s/ Elizabeth L. Nichols
                                    Elizabeth L. Nichols
                                    Director

        Date 08/31/01           By: /s/ Bernard Lanigan Jr.
                                    Bernard Lanigan Jr.
                                    Director