Form 10-K/A
period 2001-06-05
RUBY TUESDAY INC
filed 2001-10-05
CIK 68270

--------------------------------------------------------------------------------



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


Note: This Amendment No. 1 on Form 10-K/A is being filed in order to amend Item 14 of Part IV of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 31, 2001. The purpose of this amendment is to correct a typographical error on the Consolidated Statements of Cash Flows in the Registrant's Annual Report to Shareholders for the fiscal year ended June 5, 2001 which was incorporated by reference in Item 14 and attached as Exhibit 13. The error was in line "Changes in operating assets and liabilities: Accounts payable, accrued, and other liabilities" which was filed as $14,320, but should have been $(14,320) for the fiscal year ended June 5, 2001.


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

2.  Financial Statement Schedules:


Report of Independent Auditors dated June 28, 1999 by Ernst & Young LLP is incorporated by reference to Part IV, Item 14(a)2 on Form 10-K dated August 31, 2001 of Ruby Tuesday, Inc. for fiscal year ended June 5, 2001.

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

10.3 Morrison Restaurants Inc. Stock Incentive and Deferred Compensation Plan for Directors together with First Amendment dated June
      29, 1995.*(5)

10.4  1993 Executive Stock Option Program.* (6)

10.5  1993 Management Stock Option Program (July 1, 1993 - June 30, 1996).* (7)

10.6 Morrison Restaurants Inc. 1987 Stock Bonus and Non-Qualified Stock Option Plan, and Related Agreement.* (8)

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

10.22 Third Amendment to the Morrison Retirement Plan dated July 10,
      2000.* (25)

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

10.30 (Reserved)

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

10.40 Master Agreement dated as of April 30, 2001, among Ruby Tuesday, Inc., as Lessee and Guarantor, Atlantic Financial Group, LTD., as lessor, Certain Financial Institutions Party Hereto, as Lenders and SunTrust Bank, as Agent; together with the Lease Agreement dated as of April 30, 2001 between Atlantic Financial Group, LTD., as lessor and Ruby Tuesday, Inc. as lessee; Guaranty from Ruby Tuesday, Inc. dated as of April 30, 2001 among Atlantic Financial Group, LTD., as lessor and borrower, the financial institutions party hereto, as lenders, and SunTrust Bank Atlanta, as Agent; Loan Agreement dated as of April 30, 2001 among Atlantic Financial Group, as Lessor and Borrower, the financial institutions party as Lenders, and SunTrust Bank, as Agent; Indemnity, Subrogation and Contribution Agreement dated as of April 30, 2001, among Ruby Tuesday, Inc., as Lessee, each Subsidiary listed on Schedule I hereto, as Guarantors, SunTrust Bank, a Georgia banking corporation, as agent for the Lenders; and Construction Agency Agreement dated as of April 30, 2001 among Atlantic Financial Group, Ltd. And Ruby Tuesday, Inc. as Construction Agent. (33)

10.41 Sixth Amendment to the Ruby Tuesday, Inc. Management Retirement Plan dated April 9, 2001.* (33)

10.42 First Amendment to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan dated April 9, 2001.* (33)

10.43 Indenture to the Ruby Tuesday, Inc. Salary Deferral Plan dated April 9, 2001.* (33)

10.44 Ruby Tuesday, Inc. Deferred Compensation Plan Trust Agreement restated as of June 1, 2001.* (33)

10.45 Partner Agreement dated as of June 6, 2001 by and between Ruby Tuesday, Inc. and Robert D. McClenagan, Jr.* (33)

10.46 Servicing Agreement dated as of August 2, 2001 among Ruby Tuesday, Inc., Specialty Restaurant Group, LLC, and PFG (Performance Food Group) Customized Distribution. (33)

10.47 Ruby Tuesday, Inc. 1996 Stock Incentive Plan restated as of
      September 30, 1999.* (30)

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

21    Subsidiaries of Registrant. (33)

23.1 Consent of KPMG LLP, Independent Auditors for the Fiscal years ended June 5, 2001 and June 4, 2000. (33)

23.2 Consent of Ernst & Young, LLP, Independent Auditors for the Fiscal year ended June 6, 1999. (33)

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

(32)  Incorporated by reference to Exhibit 99.2 to Form 8-K dated
      December 5, 2000 for Ruby Tuesday, Inc. for the date of earliest event reported on November 20, 2000, (File No. 1-12454).

(33) Incorporated by reference to Exhibit of the same number to Annual Report on Form 10-K for Ruby Tuesday, Inc. for the fiscal year ended June 5, 2001 (File No. 1-12454).

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


        Date 10/4/01        By: /s/ Marguerite N. Duffy
                                    Marguerite N. Duffy
                                    Senior Vice President,
                                    Chief Financial Officer