Form 10-Q
period 2001-09-04
RUBY TUESDAY INC
filed 2001-10-19
CIK 68270

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  September 4, 2001
                               --------------------


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

--------------------------------------------------------------------------------
                                   63,530,959
--------------------------------------------------------------------------------
         (Number of shares of $0.01 par value common stock outstanding as of October 15, 2001)

                        Exhibit Index appears on page 16

                                      INDEX
                                                                      PAGE
                                                                     NUMBER
        PART I - FINANCIAL INFORMATION


            ITEM 1. FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                SEPTEMBER 4, 2001 (UNAUDITED) AND JUNE 5, 2001.......3

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED) FOR THE THIRTEEN WEEKS ENDED
                SEPTEMBER 4, 2001 AND SEPTEMBER 3, 2000..............4

                CONDENSED CONSOLIDATED STATEMENTS OF CASH
                FLOWS (UNAUDITED) FOR THE THIRTEEN WEEKS
                ENDED SEPTEMBER 4, 2001 AND SEPTEMBER 3, 2000........5

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                STATEMENTS (UNAUDITED)...............................6-8


            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS........................................9-14


            ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK.........................................N/A

        PART II - OTHER INFORMATION

            ITEM 1. LEGAL PROCEEDINGS...............................15

            ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.......NONE

            ITEM 3. DEFAULTS UPON SENIOR SECURITIES.................NONE

            ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                     SECURITY HOLDERS...............................NONE

            ITEM 5. OTHER INFORMATION...............................NONE

            ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................16

        SIGNATURES..................................................17
        ----------

                         PART I - FINANCIAL INFORMATION
                                     ITEM 1

                               RUBY TUESDAY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT PER-SHARE DATA)


                                                              SEPTEMBER 4,        JUNE 5,
                                                                 2001              2001
                                                             ------------------------------
                                                              (UNAUDITED)        (NOTE A)
Assets
Current assets:
      Cash and short-term investments..................        $ 10,621          $ 10,636
      Accounts and notes receivable....................           7,917             6,754
      Inventories:
        Merchandise....................................           6,409             6,661
        China, Silver and Supplies.....................           3,149             2,711
      Income tax receivable............................                             7,671
      Prepaid expenses.................................           6,081             7,726
      Deferred income taxes............................             847                64
      Assets held for disposal.........................          21,542            22,197
                                                             -----------        ----------
        Total current assets...........................          56,566            64,420
                                                             -----------        ----------

Property and equipment - at cost.......................         488,100           472,337
      Less accumulated depreciation and amortization...        (188,437)         (182,202)
                                                             -----------        ----------
                                                                299,663           290,135

Goodwill, net..........................................           7,845             7,845
Notes receivable, net..................................          58,751            56,881
Other assets...........................................          28,861            26,386
                                                              ----------        ----------

          Total assets.................................        $451,686          $445,667
                                                              ==========        ==========

Liabilities & shareholders' equity
Current liabilities:
      Accounts payable.................................        $ 25,955          $ 27,910
      Short-term borrowings............................           2,500            14,700
      Accrued liabilities:
        Taxes, other than income taxes.................           8,835             6,349
        Payroll and related costs......................          12,769            18,670
        Insurance......................................           4,421             4,221
        Rent and other.................................          16,209            16,083
        Income tax payable.............................           2,876
      Current portion of long-term debt................             512               500
                                                              ----------        ----------
          Total current liabilities....................          74,077            88,433
                                                              ----------        ----------

Long-term debt, net of current portion.................          13,079            15,212
Deferred income taxes..................................           3,811             4,127
Deferred escalating minimum rent.......................           8,985             8,810
Other deferred liabilities.............................          50,818            44,814
Shareholders' equity:
      Common stock, $0.01 par value;(authorized 100,000
       shares; issued 63,575 @ 9/4/01; 63,211 @ 6/5/01)             636               632
      Capital in excess of par value...................          17,715            14,830
      Retained earnings................................         285,974           270,556
                                                              ----------        ----------
                                                                304,325           286,018
      Deferred compensation liability payable in
       Company stock...................................           4,362             4,248
      Company stock held by Deferred Compensation Plan.          (4,362)           (4,248)
      Accumulated other comprehensive loss.............          (3,409)           (1,747)
                                                              ----------        ----------

          Total liabilities & shareholders' equity.....        $451,686          $445,667
                                                              ==========        ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               RUBY TUESDAY, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER-SHARE DATA)
                                   (UNAUDITED)




                                                      THIRTEEN WEEKS ENDED
                                                  SEPTEMBER 4,    SEPTEMBER 3,
                                                       2001            2000
                                                    ----------------------------

     Revenues:

     Restaurant sales and operating revenues      $199,692        $200,651
     Franchise revenues.....................         3,292           2,787
                                                  --------        --------
                                                   202,984         203,438
     Operating costs and expenses:

     Cost of merchandise....................        53,369          54,777
     Payroll and related costs..............        64,737          65,123
     Other restaurant operating costs.......        40,368          40,432
     Depreciation and amortization..........         8,084           9,691
     Selling, general and administrative....        11,608          13,701
     Interest income, net...................        (1,383)           (362)
                                                  ---------       ---------
                                                   176,783         183,362
                                                  ---------       ---------


     Income before income taxes and cumulative
       effect of change in accounting
       principle..............................      26,201          20,076

     Provision for income taxes...............       9,302           7,187
                                                   --------        --------

                                                    16,899          12,889

     Cumulative effect of change in accounting
       principle, net of tax..................          58             -
                                                   --------        --------



     Net income...............................    $ 16,841        $ 12,889
                                                  ========        ========

   Earnings per share:

     Basic..................................      $   0.27        $   0.21
                                                  ========        ========
     Diluted................................      $   0.26        $   0.20
                                                  ========        ========

   Weighted average shares:

     Basic.................................         63,245          61,907
                                                  ========        ========
     Diluted...............................         65,187          64,258
                                                  ========        ========

   Cash dividends declared per share.......       2.25(cents)      2.25(cents)
                                                  ==========      ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               RUBY TUESDAY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                          THIRTEEN WEEKS ENDED
                                                        SEPTEMBER 4, SEPTEMBER 3,
                                                           2001            2000
                                                       --------------------------
Operating activities:
Net income........................................       $ 16,841        $ 12,889
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization...................          8,084           9,691
  Amortization of intangibles.....................              2             183
  Cumulative effect of accounting change, net
    of tax........................................             58
  Deferred income taxes...........................            (54)          2,098
  Loss on impairment and disposition of assets....          1,359             195
  Gain on derivatives.............................            (79)
  Other...........................................             78             117
  Changes in operating assets and liabilities:
     Receivables..................................         (1,533)         (1,121)
     Inventories..................................           (211)           (110)
     Prepaid and other assets.....................          1,353             297
     Accounts payable,
      accrued and other liabilities...............         (1,365)         (1,678)
     Income tax payable...........................         10,812            (222)
                                                      ------------    ------------
  Net cash provided by operating activities.......         35,345          22,339
                                                      ------------    ------------

Investing activities:
Purchases of property and equipment...............        (20,171)        (19,208)
Proceeds from disposal of assets..................              4              30
Other, net........................................         (2,055)         (1,604)
                                                      ------------   -------------
  Net cash used in investing activities...........        (22,222)        (20,782)
                                                      ------------   -------------

Financing activities:
Proceeds from long-term debt......................                          5,000
Net change in short-term borrowings...............        (12,200)         (2,075)
Principal payments on long-term debt..............         (2,121)            (35)
Proceeds from issuance of stock, including
  treasury stock..................................          5,914          11,092
Stock repurchases, net of changes in the
  Deferred Compensation Plan......................         (3,308)        (12,431)
Dividends paid....................................         (1,423)         (1,391)
                                                      ------------   -------------
  Net cash (used in) provided by financing
    activities....................................        (13,138)            160
                                                      ------------   -------------

(Decrease) increase in cash and
  short-term investments..........................            (15)          1,717
Cash and short-term investments:
  Beginning of year...............................         10,636          10,154
                                                      ------------   -------------
  End of quarter..................................       $ 10,621       $  11,871
                                                      ============   =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended September 4, 2001 are not necessarily indicative of results that may be expected for the year ending June 4, 2002.

The balance sheet at June 5, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

As discussed in Note 1 to the Fiscal 2001 Audited Consolidated Financial Statement, the Company has reclassified coupon expenses against revenues in accordance with Emerging Issues Task Force No. 00-14 "Accounting for Certain Sales Incentives." Accordingly, certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income.

For further information, refer to the consolidated financial statements and footnotes thereto included in Ruby Tuesday, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 5, 2001.


NOTE B - EARNINGS PER SHARE
Basic earnings per share are based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per share includes the dilutive effect of stock options. Such stock options have the effect of increasing basic weighted average shares outstanding by approximately
1.9 million and 2.4 million for the thirteen weeks ended September 4, 2001 and September 3, 2000, respectively.


NOTE C - INTANGIBLE ASSETS
The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective June 6, 2001. This statement requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company currently has unamortized goodwill remaining from the acquisition of the Ruby Tuesday concept in 1982 by the Company, then known as Morrison Restaurants Inc., in the amount of $7.8 million which is subject to the transition provisions of SFAS 142. A negligible amount of amortization expense was recorded for the thirteen weeks ended September 4, 2001, which represents the amortization of trademarks required under SFAS 142. For each of the next five years amortization expense relating to identified intangibles is expected to be negligible. The effect of the adoption of SFAS 142 as of September 4, 2001 and June 6, 2001 is summarized in the following table (in thousands):

                            SEPTEMBER 4, 2001            JUNE 6, 2001
                        ---------------------        -------------------
                         Gross                        Gross
                        Carrying    Accumulated      Carrying     Accumulated
                         Amount     Amortization      Amount      Amortization

Goodwill                $ 14,669       $ 6,824         $ 14,669      $ 6,824
Trademarks                   445            70              402           68
                        --------       -------         --------      -------
Total                   $ 15,114       $ 6,894         $ 15,071      $ 6,892
                        ========       =======         ========      =======

As required by SFAS 142, the results for the first quarter of Fiscal 2001 have not been restated. A reconciliation of net income, as if SFAS 142 had been adopted, is presented below for the thirteen weeks ended September 3, 2000.

                                THIRTEEN WEEKS ENDED
                                  SEPTEMBER 3, 2000
                               -----------------------
                                    (in thousands)
Reported net income                   $ 12,889
Goodwill amortization                      169
                                      --------
Adjusted net income                   $ 13,058
                                      ========

The adoption of SFAS 142 in Fiscal 2001 would not have resulted in a change to previously reported basic or diluted earnings per share for the thirteen weeks ended September 3, 2000.


NOTE D - DERIVATIVE INSTRUMENTS
The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), effective June 6, 2001. SFAS 133 requires recognition of all derivatives as either assets or liabilities on the balance sheet measured at fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gains or losses on the derivative instruments are reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any ineffective portion of the gains or losses on the derivative instruments is recorded in results of operations immediately. Adoption of this new accounting standard resulted in a cumulative effect charge, net of tax, totaling $0.1 million to expense and $1.0 million to other comprehensive income.

The Company utilizes interest rate swap agreements to manage interest rate exposure on the Company's floating-rate lease obligations. At September 4, 2001, the Company had five interest rate swaps with notional amounts aggregating $125 million. These swaps have been designated as cash flow hedges and effectively fix the interest rate on an equivalent amount of the Company's floating-rate lease obligations. The amount included in rent expense representing the amount of the hedges' ineffectiveness was negligible for the thirteen weeks ended September 4, 2001.

At September 4, 2001, based on interest rates then in effect, the Company had a deferred loss, net of tax, associated with cash flow hedges of $1.7 million. Due to the expected continuation of lower interest rates, the Company estimates that a significant portion of this deferred loss will be reclassified from other comprehensive income to rent expense in the upcoming year. These losses result from LIBOR interest rates which have declined below those of calendar 1998, the year in which the Company entered into its interest rate swaps with notional amounts of $125 million. Rent expense on the units operated under synthetic lease arrangements has been fixed through various dates in calendar 2003.

NOTE E - OTHER DEFERRED LIABILITIES
Other deferred liabilities at September 4, 2001 and June 5, 2001 included $14.7 million and $13.2 million, respectively, for the liability due to participants in the Company's Deferred Compensation Plan and $8.5 million and $8.4 million, respectively, for the liability due to participants of the Company's Executive Supplemental Pension Plan


NOTE F - REFRANCHISING
As discussed in Note 12 to the Fiscal 2001 Audited Consolidated Financial Statements, the Company entered into purchase agreements with three new franchise partners and one existing franchise partner which provide, among other things, for the sale of 12 units in Missouri, five in Indiana, and one each in Kansas, Arkansas, and Illinois. During the quarter ended September 4, 2001, the Company completed the sale of the unit in Kansas for a purchase price of $1.5 million, which approximated book value. The purchase price was paid in the form of a note bearing interest at a rate of 10%. The sales of the remaining 19 units are expected to occur in the second or third quarter of Fiscal 2002. These units will be operated as Ruby Tuesday restaurants under separate franchising agreements. The Company expects to receive $30.7 million for these units, of which approximately $20.7 million is expected to be paid in cash. The remaining amounts will be in the form of notes due through Fiscal 2013 bearing interest at a rate of 10.0% per year. The sale of these units is expected to result in minimal pre-tax gains. As of September 4, 2001, 18 of the 19 units to be sold were open. The remaining unit opened on October 17, 2001. Revenues for the thirteen weeks ended September 4, 2001 from these 18 open units totaled $8.5 million, with operating profits of $0.9 million. The Company defines operating profit as gross profit less depreciation and allocated selling, general and administrative expense.

On August 8, 2001, the Company acquired an additional 49% membership interest in RT Minneapolis, LLC for $0.5 million, pursuant to the terms of the Participation and Operating Agreement of RT Minneapolis, LLC, bringing the Company's membership interest in the Minneapolis franchise to 50%. The Company accounts for this investment under the equity method. Income recognized during the quarter from all of the Company's 50% membership interest was not significant.


NOTE G - COMPREHENSIVE INCOME
Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") requires the disclosure of certain revenues, expenses, gains and losses that are excluded from net income in accordance with generally accepted accounting principles. Total comprehensive income for the thirteen weeks ended September 4, 2001 and September 3, 2000 are as follows (in thousands):
                                                     THIRTEEN WEEKS ENDED
                                             SEPTEMBER 4, 2001 SEPTEMBER 3, 2000
Net income.................................     $ 16,841            $ 12,889
Other comprehensive income:
  Unrecognized loss on interest rate swaps:
    Cumulative effect of change in
      accounting principle, net............       (1,032)                -
    Change in current period market value..       (  773)                -
    Losses reclassified into income........          143                 -
                                                ---------           --------
Total comprehensive income.................     $ 15,179            $ 12,889
                                                =========           ========

NOTE H - SUBSEQUENT EVENTS
On October 10, 2001, the Company acquired three units in Massachusetts from an existing franchise partner for a cash purchase price of $1.7 million.

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

The Company reported net income of $16.8 million for the thirteen weeks ended September 4, 2001 compared to $12.9 million for the corresponding period of the prior year. Diluted earnings per share for the first quarter was $0.26, a 30.0% increase over the diluted earnings per share of $0.20 for the first quarter of Fiscal 2001. Contributing to the increase was a 2.0% increase in same store sales for Company-owned restaurants and a reduction, as a percentage of revenues, of operating costs and expenses as discussed below. As of September 4, 2001, the Company owned and operated 384 Ruby Tuesday restaurants located in 26 states. Franchised operations included 156 domestic and 14 international Ruby Tuesday restaurants.

Results of Operations:
--------------------------------------------------------------------------------

The following table sets forth selected restaurant operating data as a percentage of revenues, except where otherwise noted, for the periods indicated. All information is derived from the unaudited condensed consolidated financial statements of the Company included herein.


                                                    Thirteen weeks ended
                                                September 4,   September 3,
                                                    2001           2000
                                              --------------------------------
Revenues:
     Restaurant sales and operating revenues        98.4%          98.6%
     Franchise revenues.....................         1.6            1.4
                                               -------------  -------------
       Total revenues.......................       100.0          100.0
Operating costs and expenses:
     Cost of merchandise (1)................        26.7           27.3
     Payroll and related costs (1)..........        32.4           32.5
     Other restaurant operating costs (1)...        20.2           20.2
     Depreciation and amortization (1)......         4.0            4.8
     Selling, general and administrative....         5.7            6.7
     Interest income, net...................        (0.7)          (0.2)
                                               -------------  -------------

Income before income taxes and cumulative
  effect of change in accounting principle..        12.9            9.8

Provision for income taxes..................         4.6            3.5
Cumulative effect of change in accounting
  principle, net of tax.....................           -              -
                                               -------------  -------------
Net income..................................         8.3%           6.3%
                                               =============  =============

(1) As a percentage of restaurant sales and operating revenues.

The following table shows year-to-date Company-owned restaurant openings and closings, and total Company-owned restaurants as of the end of the first quarter.

                                Year-to-date    Year-to-date   Total Open at End
                                  Openings        Closings     of First Quarter
                               --------------  --------------  -----------------
                               Fiscal  Fiscal  Fiscal  Fiscal   Fiscal   Fiscal
                                2002    2001    2002    2001     2002     2001
                               ------  ------  ------  ------   ------   ------
  Ruby Tuesday                   14      12       4       2      384      346
  American Cafe/Tia's Tex-Mex     0       2       0       0        0       68*


The following table shows year-to-date Ruby Tuesday franchised restaurant openings and closings, and total Ruby Tuesday franchised restaurants as of the end of the first quarter.

                             Year-to-date    Year-to-date   Total Open at End
                               Openings        Closings     of First Quarter
                            --------------  --------------  ------------------
                            Fiscal  Fiscal  Fiscal  Fiscal   Fiscal   Fiscal
                             2002    2001    2002    2001     2002     2001
                            ------  -----   ------  ------   ------   ------
  Domestic                     6       5       1       1      156      141
  International                2       1       0       0       14       10


* All American Cafe, L&N and Tia's Tex-Mex units were sold to Specialty Restaurant Group, LLC ("SRG") during second quarter of Fiscal 2001.

The Company estimates that approximately 35 to 40 additional Company-owned Ruby Tuesday restaurants will be opened or acquired during the remainder of Fiscal 2002, including three to be reacquired from an existing franchise partner (see Note H to the condensed consolidated financial statements). The Company expects franchisees to open approximately 20 to 23 Ruby Tuesday restaurants during the remainder of Fiscal 2002 (excluding 19 units to be acquired by franchisees from the Company).


Revenues:
--------------------------------------------------------------------------------
Company restaurant sales decreased $1.0 million (0.5%) to $199.7 million for the thirteen weeks ended September 4, 2001 compared to the same period of the prior year. This decrease is primarily attributable to the inclusion in Fiscal 2001's revenues of 68 American Cafe, L&N, and Tia's Tex-Mex units. During the second quarter of Fiscal 2001, these units were sold to SRG. Excluding the sales of these units, Company restaurant sales increased $26.6 million (15.4%). This increase primarily results from a 2.0% increase in same store sales and a 3.0% increase in average unit volumes coupled with a net increase of 38 units.

Franchise revenues totaled $3.3 million for the thirteen weeks ended September 4, 2001 compared to $2.8 million for the same period in the prior year. Franchise revenues are predominately comprised of domestic and international royalties which totaled $2.9 million and $2.5 million for the thirteen week periods ending September 4, 2001 and September 3, 2000, respectively.


Operating Profits:
--------------------------------------------------------------------------------
Pre-tax income for the thirteen weeks ended September 4, 2001 was $26.2 million, an increase of $6.1 million (30.5%) over the corresponding period of the prior year. The increase in pre-tax income is the result of positive same store sales for the Ruby Tuesday concept and a reduction, as a percentage of revenue, of cost of merchandise and payroll and related costs, depreciation and amortization, selling, general and administrative expenses, and net interest expense as discussed below.

Cost of merchandise decreased $1.4 million (2.6%) to $53.4 million for the thirteen weeks ended September 4, 2001 compared to the same period of the prior year. As a percentage of Company restaurant sales, the cost of merchandise decreased from 27.3% to 26.7% for the same thirteen week period. The decrease is attributable to implementation of a new food cost theoretical system that greatly reduced food waste and increased vendor rebates and discounts due to aggressive negotiations.

Payroll and related costs decreased $0.4 million (0.6%) for the thirteen weeks ended September 4, 2001, as compared to the same period of the prior year. As a percentage of Company restaurant sales, these expenses decreased from 32.5% to 32.4% for the thirteen week period ended September 4, 2001, which is attributable to the sale of restaurant units to SRG in the second quarter of Fiscal 2001. Due to lower concept average unit volumes, American Cafe, L&N Seafood, and Tia's Tex-Mex units typically incurred higher payroll and related costs as a percentage of Company restaurant sales than Ruby Tuesday units. Excluding the effects of the operations of these concepts, payroll and related costs increased in the current year due to management's continuing focus on proper unit level staffing.

Other restaurant operating costs decreased $0.1 million (0.2%) for the thirteen weeks ended September 4, 2001, as compared to the same period of the prior year. However, as a percentage of Company restaurant sales, these costs remained constant at 20.2%.

Depreciation and amortization expense decreased $1.6 million (16.6%) for the thirteen weeks ended September 4, 2001, as compared to the same period of the prior year. As a percentage of Company restaurant sales, depreciation and amortization decreased from 4.8% to 4.0%. The decrease is attributable to higher average unit volumes coupled with the continued use of the synthetic lease program.

Selling, general and administrative expenses decreased $2.1 million (15.3%) for the thirteen weeks ended September 4, 2001, as compared to the same period of the prior year. As a percentage of total operating revenues, these expenses decreased 100 basis points to 5.7% for the same period. The decrease is attributable to the sale of restaurant units to SRG, higher average unit volumes, and higher prior year information technology consulting costs.

Net interest income increased $1.0 million for the thirteen weeks ended September 4, 2001, as compared to the same period of the prior year. The increase is due to additional notes receivable relating to refranchising and the sale of restaurants to SRG.


Income Taxes:
--------------------------------------------------------------------------------
The effective income tax rate was 35.5% for the thirteen weeks ended September 4, 2001 compared to 35.8% for the same period of the prior year. The decrease in the effective income tax rate is principally due to reduced state taxes.

                         LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------
The following table presents a summary of the Company's cash flows from operating, investing, and financing activities for the periods indicated (in thousands).

                                                       Thirteen Weeks Ended    Thirteen Weeks Ended
                                                         September 4, 2001       September 3, 2000
                                                       --------------------    ---------------------
Net cash provided by operating activities                    $ 35,345                 $ 22,339
Net cash used in investing activities                         (22,222)                 (20,782)
Net cash (used in) provided by financing activities           (13,138)                     160
                                                            ----------               ----------
Net (decrease) increase in cash and short-
    term investments                                         $    (15)                $  1,717
                                                            ==========               ==========

Cash provided by operating activities was $35.3 million for the thirteen weeks ended September 4, 2001 as compared to $22.3 million for the same period in the prior year. Cash provided by operating activities as compared to the prior year period reflected an increase in net income of $4.0 million. Changes in income taxes payable provided an $11.0 million increase from the prior year period in operating activities due to the application of a prior year overpayment for the current year estimated liability. Offsetting these increases was $1.6 million less depreciation expense in the current year.

Net cash used in investing activities was $22.2 million for the thirteen weeks ended September 4, 2001 as compared to $20.8 million for the same period in the prior year. The increased use of cash is primarily attributable to the additional purchases of property and equipment.

Net cash used in financing activities was $13.1 million for the thirteen weeks ended September 4, 2001 as compared to $0.2 million in cash provided by financing activities for the same period in the prior year. This increase in cash used in financing activities is due to a net paydown of debt of $14.3 million in the Fiscal 2002 period as compared to $2.9 million net borrowing in the Fiscal 2001 period and a decrease of $5.2 million in proceeds from issuance of stock, offset by a decrease of $9.1 million in stock repurchases.

The Company requires capital principally for new restaurants, equipment replacement, and remodeling of existing units. Capital expenditures for the thirteen weeks ended September 4, 2001 were $20.2 million and expenditures for construction of new units under the Company's synthetic lease program were $17.8 million. Capital expenditures for the remainder of Fiscal 2002 are projected to be approximately $75.0 to $80.0 million. Expenditures for units to be leased by the Company under synthetic lease agreements are projected to be approximately $30.0 to $33.0 million for the remainder of Fiscal 2002. See "Special Note Regarding Forward-Looking Information."

During Fiscal 2001 the Company entered into a five-year $50.0 million Senior Revolving Credit Facility with several banks. This facility includes a $10.0 million current credit line ("Swing Line") and a $15.0 million Letter of Credit sub-facility. Borrowings under the Senior Revolving Credit Facility bear interest at various rate options to be chosen by the Company. The rate will either be the Base Rate (which is defined to be the higher of the issuing bank's prime lending rate or the Federal Funds rate plus 0.5%) or LIBOR plus the Applicable Margin (which ranges from 0.875% to 1.75% and is based on Adjusted Funded Debt to Earnings Before Interest, Tax, Depreciation, Amortization and
Rent). Commitment fees ranging from 0.15% to 0.375% are payable quarterly on the unused portion of the Senior Revolving Credit Facility. At September 4, 2001, the Company had $6.0 million of borrowings outstanding under the agreement at interest rates approximating 4.58%. The credit facility provides for certain restrictions on incurring additional indebtedness, payment of dividends, and certain covenants regarding funded debt, net worth, and fixed charge coverage requirements. At September 4, 2001, the Company was in compliance with all such covenants.

At September 4, 2001, the Company had committed lines of credit (including the Swing Line) amounting to $22.5 million with several banks at various interest rates approximating 4.63%. All of these lines are subject to periodic review by each bank and may be canceled by the Company at any time. The Company utilizes its lines of credit to meet operational cash needs during the year. Borrowings on these lines of credit were $2.5 million at September 4, 2001.

Since Fiscal 1998, the Company has entered into master synthetic lease agreements totaling $235.0 million for the purpose of leasing new free-standing units and the Maryville, Tennessee Restaurant Support Services Center. Under the terms of master synthetic lease agreements, an operating lease agreement is entered into for each facility providing for an initial lease term of five years from the applicable agreement date with two five-year renewal options. The leases also provide for substantial residual value guarantees and include purchase options at the lessor's original cost of the properties. As of September 4, 2001, the Company has entered into leases for 106 units (78 of which were open at September 4, 2001) and the Maryville, Tennessee Restaurant Support Services Center at an aggregated original funded cost to the lessor of approximately $180.1 million.

The Company has entered into five interest rate swap agreements with notional amounts aggregating $125.0 million. These swap agreements fix the interest rate on an equivalent amount of the Company's floating-rate lease obligations to rates ranging from 5.99% to 6.63% (including interest rate spreads) for periods up through December 7, 2003.

During the remainder of Fiscal 2002, the Company expects to fund operations, capital expansion, the repurchase of common stock, and the payment of dividends from operating cash flows, proceeds from sales of units to franchisees, bank lines of credit, the five-year revolving line of credit, and through operating leases. See "Special Note Regarding Forward-Looking Information." Total long-term debt including current maturities decreased a net $2.1 million during the first quarter due to lower utilization of the revolving credit facility while short-term borrowings under bank lines of credit decreased $12.2 million.

The Company anticipates further reduction in debt during the remainder of Fiscal 2002. A smaller decrease in debt could result if actual cash flows from operations are lower than currently anticipated or if capital expenditures exceed budgeted amounts. See "Special Note Regarding Forward-Looking Information."

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. This statement was adopted by the Company during the first quarter of Fiscal 2002 (see Note D to the condensed consolidated financial statements). Adoption of this new accounting standard did not have a significant impact on net income during the first quarter and is not expected to significantly impact net income in the future.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. This statement was adopted by the Company during the first quarter of Fiscal 2002 (see Note C to the condensed consolidated financial statements). Adoption of this new accounting standard did not have a significant impact on net income during the first quarter and is not expected to significantly impact net income in the future.



                     KNOWN EVENTS, UNCERTAINTIES AND TRENDS
--------------------------------------------------------------------------------

Financial Strategy and Stock Repurchase Plan
The Company employs a financial strategy which utilizes a prudent amount of debt to minimize the weighted average cost of capital while allowing the Company to maintain financial flexibility and the equivalent of an investment-grade bond rating. The strategy provides for opportunistic repurchases of Company stock at times when cash flow exceeds funding requirements. Pursuant to this strategy, the Company has repurchased 0.2 million shares during the thirteen weeks ended September 4, 2001. The total number of remaining shares authorized to be repurchased as of September 4, 2001 is 7.2 million. To the extent not funded with cash from operating activities, additional repurchases will be funded by borrowings on the credit facilities and/or cash received in conjunction with the sale of restaurant units.

Cash Dividend
During Fiscal 1997, the Board of Directors approved a dividend policy as a means of returning excess capital to its shareholders. This policy calls for payment of semi-annual dividends of 2.25(cents) per share. The payment of a dividend in any particular future period and actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future as currently anticipated. See "Special Note Regarding Forward-Looking Information." Dividends totaling approximately $1.4 million were paid to shareholders during the current fiscal year.




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


                                     RUBY TUESDAY , INC.
                                 ---------------------------------------
                                                 (Registrant)

 10 / 19 / 2001                  By: /s/ MARGUERITE N. DUFFY
----------------                    -------------------------
 DATE                              Marguerite N. Duffy
                                   Senior Vice President and
                                   Chief Financial Officer