Form 10-Q
period 2001-12-04
RUBY TUESDAY INC
filed 2002-01-18
CIK 68270

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  December 4, 2001
                               -------------------


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
-------------------------------------------------------------------------------
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

-------------------------------------------------------------------------------
                                   64,489,294
-------------------------------------------------------------------------------
(Number of shares of $0.01 par value common stock outstanding as of January 15, 2002)

                         Exhibit Index appears on page 17

                                    INDEX
                                                           PAGE
                                                           NUMBER
PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

        CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
        DECEMBER 4, 2001 (UNAUDITED) AND JUNE 5, 2001........3

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        (UNAUDITED) FOR THE THIRTEEN AND TWENTY-SIX
        WEEKS ENDED DECEMBER 4, 2001 AND DECEMBER 3,
        2000.................................................4

        CONDENSED CONSOLIDATED STATEMENTS OF CASH
        FLOWS (UNAUDITED) FOR THE TWENTY-SIX WEEKS
        ENDED DECEMBER 4, 2001 AND DECEMBER 3, 2000..........5

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL
        STATEMENTS (UNAUDITED)...............................6-8


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS........................................9-14


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK..........................................N/A

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS....................................15

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS............NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES......................NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS.....................................16

ITEM 5. OTHER INFORMATION....................................NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.....................17

SIGNATURES...................................................18
----------

                         PART I - FINANCIAL INFORMATION
                                     ITEM 1

                               RUBY TUESDAY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT PER-SHARE DATA)


                                                     DECEMBER 4,        JUNE 5,
                                                        2001             2001
                                                  ------------------------------
                                                    (UNAUDITED)        (NOTE A)
Assets
Current assets:
  Cash and short-term investments................... $ 16,251         $ 10,636
  Accounts and notes receivable.....................   10,303            6,754
  Inventories:
    Merchandise.....................................    6,854            6,661
    China, silver and supplies......................    3,329            2,711
  Income tax receivable.............................    7,848            7,671
  Prepaid expenses..................................    6,336            7,726
  Deferred income taxes.............................    2,410               64
  Assets held for disposal..........................   28,490           22,197
                                                     ----------       ----------
      Total current assets..........................   81,821           64,420
                                                     ----------       ----------

Property and equipment - at cost....................  510,328          472,337
  Less accumulated depreciation and amortization.... (194,080)        (182,202)
                                                     ----------       ----------
                                                      316,248          290,135

Goodwill, net.......................................    7,845            7,845
Notes receivable, net...............................   57,039           56,881
Other assets........................................   30,606           26,386
                                                     ----------       ----------

         Total assets............................... $493,559         $445,667
                                                     ==========       ==========

Liabilities & shareholders' equity
Current liabilities:
  Accounts payable.................................. $ 29,849         $ 27,910
  Short-term borrowings.............................                    14,700
  Accrued liabilities:
    Taxes, other than income taxes..................    7,290            6,349
    Payroll and related costs.......................   17,276           18,670
    Insurance.......................................    4,682            4,221
    Rent and other..................................   18,498           16,083
    Current portion of long-term debt...............      520              500
                                                     ----------       ----------
      Total current liabilities.....................   78,115           88,433
                                                     ----------       ----------

Long-term debt, net of current portion..............   23,948           15,212
Deferred income taxes...............................    7,850            4,127
Deferred escalating minimum rent....................    9,090            8,810
Other deferred liabilities..........................   55,398           44,814
Shareholders' equity:
  Common stock, $0.01 par value;(authorized 100,000
   shares; issued 63,960 @ 12/4/01; 63,211 @ 6/5/01)      640              632
  Capital in excess of par value....................   22,086           14,830
  Retained earnings.................................  301,059          270,556
                                                     ----------       ----------
                                                      323,785          286,018
  Deferred compensation liability payable in
   Company stock....................................    4,566            4,248
  Company stock held by Deferred Compensation Plan..   (4,566)          (4,248)
  Accumulated other comprehensive income............   (4,627)          (1,747)
                                                     ----------       ----------

         Total liabilities & shareholders' equity... $493,559          $445,667
                                                     ==========       ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               RUBY TUESDAY, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER-SHARE DATA)
                                   (UNAUDITED)



                                  THIRTEEN WEEKS ENDED    TWENTY-SIX WEEKS ENDED
                                   DEC. 4,     DEC. 3,      DEC. 4,     DEC. 3,
                                    2001        2000         2001        2000
                                  ----------------------  ----------------------

                                              (NOTE A)                 (NOTE A)

Revenues:
  Restaurant sales and operating
     revenues...................  $195,729    $192,768     $395,421    $393,419
  Franchise revenues............     3,256       2,838        6,548       5,625
                                  --------    --------     --------    --------
                                   198,985     195,606      401,969     399,044
Operating costs and expenses:

  Cost of merchandise...........    52,511      52,984      105,880     107,761
  Payroll and related costs.....    65,040      63,320      129,777     128,443
  Other restaurant operating
     costs......................    39,769      39,959       80,137      80,391
  Depreciation and amortization.     8,491       9,248       16,575      18,939
  Selling, general and
     administrative.............    11,249      13,053       22,857      26,754
  Interest income, net. ........    (1,460)        (64)      (2,843)       (426)
                                  ---------   ---------    ---------   ---------
                                   175,600     178,500      352,383     361,862
                                  ---------   ---------    ---------   ---------


Income before income taxes and
  cumulative effect of change
  in accounting principle.......    23,385      17,106       49,586      37,182

Provision for income taxes......     8,303       6,124       17,605      13,311

Cumulative effect of change
  in accounting principle, net
  of tax........................       -           -             58         -
                                  --------    --------     --------    ---------


Net income......................  $ 15,082    $ 10,982     $ 31,923    $ 23,871
                                  ========    ========     ========    ========

Earnings per share:

  Basic.........................  $   0.23    $   0.17     $   0.50    $   0.38
                                  =========   ========     ========    ========
  Diluted.......................  $   0.23    $   0.17     $   0.49    $   0.37
                                  =========   ========     ========    ========

Weighted average shares:

  Basic.........................    63,652      62,291       63,449      62,099
                                  =========   ========     ========    ========
  Diluted.......................    65,360      64,483       65,273      64,370
                                  =========   ========     ========    ========

Cash dividends declared
  per share.....................       -           -       2.25(cent) 2.25(cent)
                                  =========   ========     ========== ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               RUBY TUESDAY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                        TWENTY-SIX WEEKS ENDED
                                                       DECEMBER 4,   DECEMBER 3,
                                                          2001          2000
                                                     ---------------------------
                                                                     (Note A)
Operating activities:
Net income........................................     $ 31,923      $ 23,871
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization...................       16,575        18,939
  Amortization of intangibles.....................           10           366
  Cumulative effect of accounting change, net
    of tax........................................           58
  Deferred income taxes...........................        1,620           404
  Loss (gain) on impairment and disposition
    of assets.....................................        2,938        (1,243)
  Loss on derivatives.............................           82
  Other...........................................          315            93
  Changes in operating assets and liabilities:
     Receivables..................................       (2,207)       (6,996)
     Inventories..................................         (762)         (999)
     Prepaid and other assets.....................        1,188         1,856
     Accounts payable,
      accrued and other liabilities...............       12,217        (7,389)
     Income tax payable...........................         (177)       (4,355)
                                                      -----------   ------------
  Net cash provided by operating activities.......       63,780        24,547
                                                      -----------   ------------

Investing activities:
Purchases of property and equipment...............      (52,416)      (35,495)
Acquisition of restaurant properties from
  franchisee......................................       (1,700)
Proceeds from disposal of assets..................           12        29,945
Proceeds from sale of restaurant properties
  to franchisees..................................                      7,352
Other, net........................................       (3,647)       (2,588)
                                                      -----------   ------------
  Net cash used in investing activities...........      (57,751)         (786)
                                                      -----------   ------------

Financing activities:
Proceeds from long-term debt......................       11,000        24,000
Net change in short-term borrowings...............      (14,700)       (2,348)
Principal payments on long-term debt..............       (2,244)      (50,070)
Proceeds from issuance of stock, including
  treasury stock..................................       11,853        22,468
Stock repurchases, net of changes in the
  Deferred Compensation Plan......................       (4,903)      (17,237)
Dividends paid....................................       (1,420)       (1,391)
                                                      ------------   -----------
  Net cash used in financing activities...........         (414)      (24,578)
                                                      ------------   -----------

Increase (decrease) in cash and
  short-term investments..........................        5,615          (817)
Cash and short-term investments:
  Beginning of year...............................       10,636        10,154
                                                      ------------   -----------
  End of quarter..................................     $ 16,251      $  9,337
                                                      ============   ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six week periods ended December 4, 2001 are not necessarily indicative of results that may be expected for the year ending June 4, 2002.

The balance sheet at June 5, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

As discussed in Note 1 to the Fiscal 2001 Audited Consolidated Financial Statements, the Company has reclassified coupon expenses against revenues in accordance with Emerging Issues Task Force No. 00-14 "Accounting for Certain Sales Incentives." Accordingly, certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income.

For further information, refer to the consolidated financial statements and footnotes thereto included in Ruby Tuesday, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 5, 2001.


NOTE B - EARNINGS PER SHARE
Basic earnings per share are based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per share includes the dilutive effect of stock options. Such stock options have the effect of increasing basic weighted average shares outstanding by approximately
1.7 million and 2.2 million for the thirteen weeks ended December 4, 2001 and December 3, 2000, respectively, and approximately 1.8 million and 2.3 million for the twenty-six weeks ended December 4, 2001 and December 3, 2000, respectively.


NOTE C - INTANGIBLE ASSETS
The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective June 6, 2001. This statement requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company currently has unamortized goodwill remaining from the acquisition of the Ruby Tuesday concept in 1982 by the Company, then known as Morrison Restaurants Inc., in the amount of $7.8 million which is subject to the transition provisions of SFAS 142. A negligible amount of amortization expense has been recorded during the year, which represents the amortization of trademarks as required under SFAS 142. For each of the next five years amortization expense relating to identified intangibles is expected to be negligible. The effect of the adoption of SFAS 142 as of December 4, 2001 and June 6, 2001 is summarized in the following table (in thousands):

                           DECEMBER 4, 2001             JUNE 6, 2001
                         ---------------------       --------------------
                               Gross                       Gross
                        Carrying   Accumulated      Carrying   Accumulated
                         Amount    Amortization      Amount    Amortization

Goodwill                $ 14,669    $  6,824        $  14,669   $  6,824
Trademarks                   554          75              402         68
                        --------    --------        ---------   --------
Total                   $ 15,223    $  6,899        $  15,071   $  6,892
                        ========    ========        =========   ========


As required by SFAS 142, the results for the first two quarters of Fiscal 2001 have not been restated. A reconciliation of net income, as if SFAS 142 had been adopted, is presented below for the thirteen and twenty-six weeks ended December 3, 2000.
                                 THIRTEEN WEEKS ENDED    TWENTY-SIX WEEKS ENDED
                                  December 3, 2000          December 3, 2000
                               -----------------------  ------------------------
                                   (in thousands)            (in thousands)
Reported net income                   $ 10,982                  $ 23,871
Goodwill amortization                      169                       338
                                      --------                  --------
Adjusted net income                   $ 11,151                  $ 24,209
                                      ========                  ========

The adoption of SFAS 142 in Fiscal 2001 would not have resulted in a change to previously reported basic or diluted earnings per share for the thirteen weeks ended December 3, 2000. However, because of rounding, the one-half cent per share impact that the adoption of SFAS 142 would have had for the 26 weeks ended December 3, 2000 would have been an increase to previously reported basic earnings per share from $0.38 to $0.39 and an increase in diluted earnings per share from $0.37 to $0.38.

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

The Company utilizes interest rate swap agreements to manage interest rate exposure on the Company's floating-rate lease obligations. At December 4, 2001, the Company had five interest rate swaps with notional amounts aggregating $125 million. These swaps have been designated as cash flow hedges and effectively fix the interest rate on an equivalent amount of the Company's floating-rate lease obligations. The amount included in rent expense representing the amount of the hedges' ineffectiveness was $0.2 million for both the thirteen and twenty-six weeks ended December 4, 2001.

At December 4, 2001, based on interest rates then in effect, the Company had a deferred loss, net of tax, associated with cash flow hedges of $2.9 million. Due to the expected continuation of lower interest rates, the Company estimates that a significant portion of this deferred loss will be reclassified from other comprehensive income to rent expense in the upcoming year. These losses result from LIBOR interest rates which have declined below those of calendar 1998, the year in which the Company entered into its interest rate swaps with notional amounts of $125 million. Rent expense on the units operated under $125 million of synthetic lease arrangements has been fixed through various dates in calendar 2003.


NOTE E - OTHER DEFERRED LIABILITIES
Other deferred liabilities at December 4, 2001 and June 5, 2001 included $15.7 million and $13.2 million, respectively, for the liability due to participants in the Company's Deferred Compensation Plan and $8.7 million and $8.4 million, respectively, for the liability due to participants of the Company's Executive Supplemental Pension Plan.


NOTE F - REFRANCHISING
On October 10, 2001, the Company acquired three units in Massachusetts from an existing franchise partner for a cash purchase price of $1.7 million. Income recognized during the quarter from these units was not significant.

As discussed in Note 12 to the Fiscal 2001 Audited Consolidated Financial Statements, the Company entered into purchase agreements with three new franchise partners and one existing franchise partner which provide, among other things, for the sale of 12 units in Missouri, five in Indiana, and one each in Kansas, Arkansas, and Illinois. During the quarter ended September 4, 2001, the Company completed the sale of the unit in Kansas for a purchase price of $1.5 million, which approximated book value. The purchase price was paid in the form of a note bearing interest at a rate of 10%. The sales of the remaining 19 units occurred subsequent to the second quarter of Fiscal 2002 (see Note I for further information).


NOTE G - COMPREHENSIVE INCOME
Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") requires the disclosure of certain revenues, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America. Total comprehensive income for the thirteen and twenty-six weeks ended December 4, 2001 and December 3, 2000 are as follows (in thousands):

                                                     THIRTEEN WEEKS ENDED
                                             DECEMBER 4, 2001   DECEMBER 3, 2000
                                             ----------------   ----------------
Net income.................................      $ 15,082           $ 10,982
Other comprehensive income:
    Change in current period market value..        (1,530)                -
    Losses reclassified into the
      consolidated statment of earnings....           312                 -
                                                 ---------          --------
Total comprehensive income.................      $ 13,864           $ 10,982
                                                 =========          ========

                                                     TWENTY-SIX WEEKS ENDED
                                             DECEMBER 4, 2001   DECEMBER 3, 2000
                                             ----------------   ----------------
Net income.................................      $ 31,923           $ 23,871
Other comprehensive income:
  Unrecognized loss on interest rate swaps:
    Cumulative effect of change in
      accounting principle, net............        (1,032)               -
    Change in year-to-date market value....        (2,303)               -
    Losses reclassified into the
      consolidated statement of earnings...           455                -
                                                 ---------          --------
Total comprehensive income.................      $ 29,043           $ 23,871
                                                 =========          ========


NOTE H - IMPAIRMENT OF LONG-LIVED ASSETS
The Company periodically reviews the recorded value of its long-lived assets to determine if the future cash flows to be derived from those assets will be sufficient to recover the remaining recorded asset values. Restaurants in particular are reviewed on a quarterly basis for negative cash flows. Management believes that units with recurring negative cash flows might be impaired based upon poor operating performance. In addition to restaurant unit impairments, the Company recorded a $1.1 million impairment charge in Fiscal 2002 for the abandonment of information technology software which had been developed to produce more automated unit, region and division level management reports. The Company instead is currently developing software with a third party vendor to produce these same and further reports which will be more compatible with its current systems.


NOTE I - SUBSEQUENT EVENTS
As discussed in Note F, on December 5, 2001 the Company completed the sales of 19 units in Missouri, Indiana, Arkansas, and Illinois to three new franchise partners. The Company received approximately $30.7 million for these units, of which approximately $20.7 million was paid in cash. The remaining amounts received were in the form of notes due through Fiscal 2013 bearing interest at a rate of 10.0% per year. These units will be operated as Ruby Tuesday restaurants under separate franchising agreements. The sales of these units resulted in minimal pre-tax gains. As of December 4, 2001, all of the units to be sold were open. Revenues for the thirteen and twenty-six weeks ended December 4, 2001 from these 19 units totaled $8.3 million and $17.0 million, respectively. Operating profits for the same thirteen and twenty-six weeks periods from these 19 units totaled $0.7 million and $1.6 million, respectively. The Company defines operating profit as gross profit less depreciation and allocated selling, general and administrative expense.

On January 3, 2002, the 99% owner of the Company's Denver franchise resigned from his employment with the franchise. The owner and the Company are cooperating to transfer the franchise to an individual approved by the Company. The Company believes this transfer of ownership can be completed by the end of the fiscal year. No gain or loss is anticipated on the transaction.

                                     ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

General:
-------------------------------------------------------------------------------
The Company generates revenues from two primary sources: restaurant sales (food and beverage sales) and franchise revenues consisting of franchise royalties (based upon a percentage of each franchise restaurant's monthly gross sales) and development and franchise fees (which typically total $45,000 for each Ruby Tuesday domestic restaurant opened).

The Company reported net income of $15.1 million for the thirteen weeks ended December 4, 2001 compared to $11.0 million for the corresponding period of the prior year, a 37.3% increase. Diluted earnings per share for the second quarter was $0.23, a 35.3% increase over the diluted earnings per share of $0.17 for the second quarter of Fiscal 2001. Contributing to the increase was a 1.9% increase in same store sales for Company-owned restaurants and a reduction, as a percentage of revenues, of operating costs and expenses as discussed below. The Company also reported net income of $31.9 million for the twenty-six weeks ended December 4, 2001 compared to $23.9 million for the corresponding period of the prior year, a 33.7% increase. Diluted earnings per share for the year-to-date period was $0.49, a 32.4% increase over the same period of Fiscal 2001. As of December 4, 2001, the Company owned and operated 400 Ruby Tuesday restaurants located in 26 states. Franchised operations included 161 domestic and 14 international Ruby Tuesday restaurants.

Results of Operations:
-------------------------------------------------------------------------------
The following table sets forth selected restaurant operating data as a percentage of revenues, except where otherwise noted, for the periods indicated. All information is derived from the unaudited condensed consolidated financial statements of the Company included herein.



                                                   Twenty-six weeks ended
                                                 December 4,    December 3,
                                                    2001           2000
                                              --------------------------------
Revenues:
     Restaurant sales and operating revenues        98.4%          98.6%
     Franchise revenues.....................         1.6            1.4
                                               -------------  ----------------
       Total revenues.......................       100.0          100.0
Operating costs and expenses:
     Cost of merchandise (1)................        26.8           27.4
     Payroll and related costs (1)..........        32.8           32.6
     Other restaurant operating costs (1)...        20.3           20.4
     Depreciation and amortization (1)......         4.2            4.8
     Selling, general and administrative....         5.7            6.7
     Interest income, net...................        (0.7)          (0.1)
                                               -------------  ----------------

Income before income taxes and cumulative
  effect of change in accounting principle..        12.3            9.3

Provision for income taxes..................         4.4            3.3
Cumulative effect of change in accounting
  principle, net of tax.....................           -              -
                                               -------------  ----------------

 Net income..................................        7.9%           6.0%
                                               =============  ================

(1) As a percentage of restaurant sales and operating revenues.

The following table shows year-to-date Company-owned restaurant openings and closings and total Company-owned restaurants as of the end of the second quarter.


                               Year-to-date    Year-to-date   Total Open at End
                                 Openings        Closings     of Second Quarter
                              --------------  --------------  -----------------
                              Fiscal  Fiscal  Fiscal  Fiscal   Fiscal   Fiscal
                               2002    2001    2002    2001     2002     2001
                              ------  ------  ------  ------   ------   ------
  Ruby Tuesday                  32*     27       6      13**     400      350
  American Cafe/Tia's Tex-Mex    0       3       0      69***      0        0***


The following table shows year-to-date Ruby Tuesday franchised restaurant openings and closings and total Ruby Tuesday franchised restaurants as of the end of the second quarter.

                               Year-to-date    Year-to-date   Total Open at End
                                 Openings        Closings     of Second Quarter
                              --------------  --------------  -----------------
                              Fiscal  Fiscal  Fiscal  Fiscal   Fiscal   Fiscal
                               2002    2001    2002    2001     2002     2001
                              ------  -----   ------  ------   ------   ------
  Domestic                      15      18**     5*      1      161      154
  International                  2       1       0       0       14       10



*   Includes 3 units acquired from an existing franchise partner.

**  Includes 6 units sold to franchisees.

*** All American Cafe, L&N and Tia's Tex-Mex units were sold to Specialty
    Restaurant Group, LLC ("SRG") during the second quarter of Fiscal 2001. The units sold to SRG included 38 American Cafe, 3 L&N, and 28 Tia's Tex-Mex units.

The Company estimates that approximately 20 to 24 additional Company-owned Ruby Tuesday restaurants will be opened during the remainder of Fiscal 2002. The Company expects franchisees to open approximately 12 to 15 Ruby Tuesday restaurants during the remainder of Fiscal 2002, excluding 19 units acquired by franchisees from the Company on December 5, 2001 (see Note I to the condensed consolidated financial statements).

Revenues:
--------------------------------------------------------------------------------
Company restaurant sales increased $3.0 million (1.5%) to $195.7 million for the thirteen weeks ended December 4, 2001 compared to the same period of the prior year. Company restaurant sales increased $2.0 million (0.5%) to $395.4 million for the twenty-six weeks ended December 4, 2001. The quarterly increase is primarily attributable to a net increase of 50 Company-owned Ruby Tuesday units, a 1.9% increase in same store sales, and a 1.6% increase in average unit volumes. This sales increase is offset by the inclusion in Fiscal 2001's revenues of 69 American Cafe, L&N, and Tia's Tex-Mex units that were sold to SRG during the second quarter of Fiscal 2001. Excluding the sales from these units, Company restaurant sales increased $25.3 million (14.9%).

Franchise revenues totaled $3.3 million for the thirteen weeks ended December 4, 2001 compared to $2.8 million for the same period in the prior year. For the twenty-six week period ended December 4, 2001, franchise revenues were $6.5 million compared to $5.6 million for the same period in the prior year. Franchise revenues are predominately comprised of domestic and international royalties which totaled $5.8 million and $5.0 million for the twenty-six week periods ending December 4, 2001 and December 3, 2000, respectively.

Operating Profits:
--------------------------------------------------------------------------------
Pre-tax income for the thirteen weeks ended December 4, 2001 was $23.4 million, an increase of $6.3 million (36.7%) over the corresponding period of the prior year. For the twenty-six week period ended on that same date, pre-tax income was $49.6 million, a $12.4 million (33.4%) increase over the corresponding period of the prior year. The increase in pre-tax income is the result of positive same store sales for the Ruby Tuesday concept and a reduction, as a percentage of revenue, of cost of merchandise, other restaurant operating costs, and depreciation and amortization, selling, general and administrative expenses, and net interest expense as discussed below.

Cost of merchandise decreased $0.5 million (0.9%) to $52.5 million for the thirteen weeks ended December 4, 2001 and $1.9 million (1.8%) to $105.9 million for the twenty-six weeks ended December 4, 2001 compared to the same periods of the prior year. As a percentage of Company restaurant sales, the cost of merchandise decreased from 27.4% to 26.8% for the twenty-six weeks ended December 4, 2001. The decrease resulted from lower food cost which is primarily attributable to the implementation of a new food cost theoretical system that greatly reduced food waste and increased vendor rebates and discounts due to aggressive negotiations.

Payroll and related costs increased $1.7 million (2.7%) and $1.3 million (1.0%) for the thirteen and twenty-six weeks ended December 4, 2001, as compared to the same periods of the prior year. As a percentage of Company restaurant sales, these expenses increased from 32.6% to 32.8% for the twenty-six week period ended December 4, 2001, which is attributable to higher management and hourly labor resulting from improved staffing levels offset by corresponding decreased overtime. In addition, unit bonus expense increased due to a change in the manager bonus program.

Other restaurant operating costs decreased $0.2 million (0.5%) and $0.3 million (0.3%) for the thirteen and twenty-six weeks ended December 4, 2001, as compared to the same periods of the prior year. As a percentage of Company restaurant sales, these costs decreased from 20.4% to 20.3% for the twenty-six week period ended December 4, 2001, due to decreased repairs expense resulting from an increased unit level focus on reducing these costs and the prior year sale of restaurant units to SRG.

Depreciation and amortization expense decreased $0.8 million (8.2%) and $2.4 million (12.5%) for the thirteen and twenty-six weeks ended December 4, 2001, as compared to the same periods of the prior year. As a percentage of Company restaurant sales, depreciation and amortization for the twenty-six weeks decreased from 4.8% to 4.2%. The decrease is attributable to higher Ruby Tuesday average unit volumes coupled with the prior year sale of restaurant units to SRG which had run higher depreciation as a percentage of sales than Ruby Tuesday concept units.

Selling, general and administrative expenses decreased $1.8 million (13.8%) and $3.9 million (14.6%) for the thirteen and twenty-six weeks ended December 4, 2001, as compared to the same period of the prior year. As a percentage of total operating revenues, these expenses decreased 100 basis points to 5.7% for the twenty-six week period ended December 4, 2001. The decrease is attributable to the sale of restaurant units to SRG, higher average unit volumes, and prior year relocation costs associated with the transition of support employees from Mobile to Maryville.

Net interest income increased $1.4 million and $2.4 million for the thirteen and twenty-six weeks ended December 4, 2001, as compared to the same period of the prior year. The increase is due to additional notes receivable relating to refranchising, the note receivable related to the sale of restaurant units to SRG, and a decrease in net outstanding debt balances.

Income Taxes:
--------------------------------------------------------------------------------
The effective income tax rate was 35.5% for the thirteen weeks ended December 4, 2001 compared to 35.8% for the same period of the prior year. The effective income tax rate was 35.5% for the twenty-six weeks ended December 4, 2001 compared to 35.8% for the same period of the prior year. The decrease in the effective income tax rate is principally due to reduced state taxes.

                         LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------
The following table presents a summary of the Company's cash flows from operating, investing, and financing activities for the periods indicated (in thousands).


                                                   Twenty-Six Weeks Ended
                                             December 4, 2001   December 3, 2000
                                             ----------------   ----------------
Net cash provided by operating activities       $  63,780         $   24,547
Net cash used in investing activities             (57,751)              (786)
Net cash used in financing activities                (414)           (24,578)
                                               ------------      -------------
Net increase (decrease)in cash and short-
    term investments                            $    5,615        $     (817)
                                               ============      =============

Cash provided by operating activities was $63.8 million for the twenty-six weeks ended December 4, 2001 as compared to $24.5 million for the same period in the prior year. Cash provided by operating activities as compared to the prior year period reflected an increase in net income of $8.1 million. Changes in operating assets and liabilities provided a $28.1 million increase. The $28.1 million increase in changes in operating assets and liabilities is primarily due to the sale of restaurant units to SRG in the prior year, the change in payroll taxes associated with a change in pay week from Sunday to Tuesday, the interest rate swap liability booked in Fiscal 2002 following the adoption of SFAS 133, and the timing of income tax payments during the current year. Losses on disposition of assets, including SFAS 121 impairment charges, accounted for a $4.2 million increase. Offsetting these increases was $2.4 million less depreciation expense in the current year.

Net cash used in investing activities was $57.8 million for the twenty-six weeks ended December 4, 2001 as compared to $0.8 million for the same period in the prior year. The increased use of cash is attributable to a decrease of $29.9 million in cash proceeds from the sale of assets, primarily to SRG, in the prior year, $16.9 million of additional purchases of property and equipment, and the purchase of three units from a franchise partner for $1.7 million. Offsetting these decreases were proceeds of $7.4 million received in Fiscal 2001 resulting from refranchising.

Net cash used in financing activities was $0.4 million for the twenty-six weeks ended December 4, 2001 as compared to $24.6 million for the same period in the prior year. This decrease in cash used in financing activities is due to a net paydown of debt of $5.9 million in Fiscal 2002 as compared to $28.4 million in Fiscal 2001 and stock repurchases of $4.9 million in Fiscal 2002 as compared to $17.2 million in Fiscal 2001. Fiscal 2001's debt reduction was attributable in part to funds received from the sale of restaurant units to SRG. Offsetting these decreases in cash used in financing activities is a net decrease of $10.6 million in proceeds from issuance of stock.

The Company requires capital principally for new restaurants, equipment replacement, and remodeling of existing units. Capital expenditures for the twenty-six weeks ended December 4, 2001 were $52.4 million and expenditures for construction of new units under the Company's synthetic lease program were $27.1 million. Capital expenditures for the remainder of Fiscal 2002 are projected to be approximately $41.0 to $46.0 million. Expenditures for units to be leased by the Company under synthetic lease agreements are projected to be approximately $24.0 to $27.0 million for the remainder of Fiscal 2002. See "Special Note Regarding Forward-Looking Information."

During Fiscal 2001 the Company entered into a five-year $50.0 million Senior Revolving Credit Facility with several banks. This facility includes a $10.0 million current credit line ("Swing Line") and a $15.0 million Letter of Credit sub-facility. Borrowings under the Senior Revolving Credit Facility bear interest at various rate options to be chosen by the Company. The rate will either be the Base Rate (which is defined to be the higher of the issuing bank's prime lending rate or the Federal Funds rate plus 0.5%) or LIBOR plus the Applicable Margin (which ranges from 0.875% to 1.75% and is based on Adjusted Funded Debt to Earnings Before Interest, Tax, Depreciation, Amortization and
Rent). Commitment fees ranging from 0.15% to 0.375% are payable quarterly on the unused portion of the Senior Revolving Credit Facility. At December 4, 2001, the Company had $17.0 million of borrowings outstanding under the agreement at interest rates approximating 3.08%. The credit facility provides for certain restrictions on incurring additional indebtedness, payment of dividends, and certain covenants regarding funded debt and fixed charge coverage requirements. At December 4, 2001, the Company was in compliance with all such covenants.

At December 4, 2001, the Company had committed lines of credit (including the Swing Line) amounting to $15.0 million with several banks at various interest rates approximating 3.00%. All of these lines are subject to periodic review by each bank and may be canceled by the Company at any time. The Company utilizes its lines of credit to meet operational cash needs during the year. There were no borrowings on these lines of credit at December 4, 2001.

Since Fiscal 1998, the Company has entered into master synthetic lease agreements totaling $235.0 million for the purpose of leasing new free-standing units and the Maryville, Tennessee Restaurant Support Services Center. Under the terms of master synthetic lease agreements, an operating lease agreement is entered into for each facility providing for an initial lease term of five years from the applicable agreement date with two five-year renewal options. The leases also provide for substantial residual value guarantees and include purchase options at the lessor's original cost of the properties. As of December 4, 2001, the Company has entered into leases for 115 units (82 of which were open at December 4, 2001) and the Maryville, Tennessee Restaurant Support Services Center at an aggregated original funded cost to the lessor of approximately $192.2 million.

The Company has entered into five interest rate swap agreements with notional amounts aggregating $125.0 million. These swap agreements fix the interest rate on an equivalent amount of the Company's floating-rate lease obligations to rates ranging from 5.99% to 6.63% (including interest rate spreads) for periods up through December 7, 2003.

During the remainder of Fiscal 2002, the Company expects to fund operations, capital expansion, any repurchase of common stock, and the payment of dividends from operating cash flows, proceeds from sales of units to franchisees, bank lines of credit, the five-year revolving line of credit, and through operating leases. See "Special Note Regarding Forward-Looking Information." Total long-term debt including current maturities increased a net $8.7 million during Fiscal 2002 due to utilization of the revolving credit facility while short-term borrowings under bank lines of credit decreased $14.7 million.

The Company anticipates further reduction in debt during the remainder of Fiscal 2002. A smaller decrease in debt could result if actual cash flows from operations are lower than currently anticipated or if capital expenditures exceed budgeted amounts. See "Special Note Regarding Forward-Looking Information."

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. This statement was adopted by the Company during the first quarter of Fiscal 2002 (see Note D to the condensed consolidated financial statements). Adoption of this new accounting standard did not have a significant impact on net income during the thirteen and twenty-six weeks ended December 4, 2001 and is not expected to significantly impact net income in the future.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. This statement was adopted by the Company during the first quarter of Fiscal 2002 (see Note C to the condensed consolidated financial statements). Adoption of this new accounting standard did not have a significant impact on net income during the thirteen and twenty-six weeks ended December 4, 2001 and is not expected to significantly impact net income in the future.



                     KNOWN EVENTS, UNCERTAINTIES AND TRENDS
--------------------------------------------------------------------------------

Financial Strategy and Stock Repurchase Plan
The Company employs a financial strategy which utilizes a prudent amount of debt to minimize the weighted average cost of capital while allowing the Company to maintain financial flexibility and the equivalent of an investment-grade bond rating. The strategy provides for opportunistic repurchases of Company stock at times when cash flow exceeds funding requirements. Pursuant to this strategy, the Company has repurchased 0.3 million shares during the twenty-six weeks ended December 4, 2001. The total number of remaining shares authorized to be repurchased as of December 4, 2001 is 7.1 million. To the extent not funded with cash from operating activities, additional repurchases will be funded by borrowings on the credit facilities and/or cash received in conjunction with the sale of restaurant units.

Cash Dividend
During Fiscal 1997, the Board of Directors approved a dividend policy as a means of returning excess capital to its shareholders. This policy calls for payment of semi-annual dividends of 2.25(cents) per share. The payment of a dividend in any particular future period and actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future as currently anticipated. See "Special Note Regarding Forward-Looking Information." Dividends totaling approximately $1.4 million were paid to shareholders during the first quarter of Fiscal 2002. On January 10, 2002, the Board of Directors declared a semi-annual dividend of 2.25(cents) per share, payable on February 8, 2002, to shareholders of record at the close of business on January 25, 2002.

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

                                     ITEM 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

At the Annual Meeting of Shareholders held on October 3, 2001, the shareholders of the Company elected Class III Directors to serve a three year term on the Board. The results of the votes were as follows:
                                                              Authority
Director Nominees                       For                   Withheld
---------------------             ----------------            ---------
John B. McKinnon                     52,287,757                583,107
Dolph W. von Arx                     52,663,365                207,499
Elizabeth L. Nichols                 52,670,672                200,192

At the Annual Meeting of Shareholders held on October 3, 2001, the shareholders of the Company elected one new Class I Director to serve a one year term on the Board. The results of the votes were as follows:
                                                              Authority
Director Nominees                        For                  Withheld
---------------------             ----------------            ---------
Bernard Lanigan, Jr.                 52,659,751                211,113

The Directors continuing in office are: Claire L. Arnold, Samuel E. Beall, III, James A. Haslam, III, Dr. Benjamin F. Payton, Dr. Donald Ratajczak.

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


                                           RUBY TUESDAY , INC.
                                 ---------------------------------------
                                              (Registrant)

  1 / 18  / 2002                   By: /s/ MARGUERITE N. DUFFY
-----------------                    -------------------------
 DATE                              Marguerite N. Duffy
                                      Senior Vice President and
                                      Chief Financial Officer