Form 10-Q
period 2002-03-05
RUBY TUESDAY INC
filed 2002-04-19
CIK 68270

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    March 5, 2002
                               --------------------


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

--------------------------------------------------------------------------------
                                   65,159,958
--------------------------------------------------------------------------------
                (Number of shares of $0.01 par value common stock
                       outstanding as of April 15, 2002)

                        Exhibit Index appears on page 20

                                      INDEX
                                                                         PAGE
                                                                        NUMBER
           PART I - FINANCIAL INFORMATION


              ITEM 1. FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                     MARCH 5, 2002 (UNAUDITED) AND JUNE 5, 2001...........3

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (UNAUDITED) FOR THE THIRTEEN AND THIRTY-NINE
                     WEEKS ENDED MARCH 5, 2002 AND MARCH 4, 2001..........4

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH
                     FLOWS (UNAUDITED) FOR THE THIRTY-NINE WEEKS
                     ENDED MARCH 5, 2002 AND MARCH 4, 2001................5

                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                     STATEMENTS (UNAUDITED)...............................6-10


              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS
                      OF OPERATIONS......................................11-18


              ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK..........................................N/A

          PART II - OTHER INFORMATION

             ITEM 1. LEGAL PROCEEDINGS....................................19

             ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS............NONE

             ITEM 3. DEFAULTS UPON SENIOR SECURITIES......................NONE

             ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS....................................NONE

             ITEM 5. OTHER INFORMATION....................................NONE

             ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.....................20

             SIGNATURES...................................................21
             ----------

                         PART I - FINANCIAL INFORMATION
                                     ITEM 1

                               RUBY TUESDAY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT PER-SHARE DATA)


                                                                MARCH 5,           JUNE 5,
                                                                 2002               2001
                                                             ---------------------------------
                                                              (UNAUDITED)         (NOTE A)
Assets
Current assets:
      Cash and short-term investments..................        $ 55,722          $ 10,636
      Accounts and notes receivable....................          11,742             6,754
      Inventories:
        Merchandise....................................           6,736             6,661
        China, silver and supplies.....................           2,957             2,711
      Income tax receivable............................              93             7,671
      Prepaid expenses.................................           5,920             7,726
      Deferred income taxes............................          14,056                64
      Assets held for disposal.........................             792            22,197
                                                             -----------        -----------
        Total current assets...........................          98,018            64,420
                                                             -----------        -----------

Property and equipment - at cost.......................         523,642           472,337
      Less accumulated depreciation and amortization...        (200,005)         (182,202)
                                                             -----------        -----------
                                                                323,637           290,135

Goodwill, net..........................................           7,845             7,845
Notes receivable, net..................................          36,352            56,881
Other assets...........................................          32,512            26,386
                                                              ----------        -----------

          Total assets.................................        $498,364          $445,667
                                                              ==========        ===========

Liabilities & shareholders' equity
Current liabilities:
      Accounts payable.................................        $ 34,275          $ 27,910
      Short-term borrowings............................                            14,700
      Accrued liabilities:
        Taxes, other than income taxes.................           7,604             6,349
        Payroll and related costs......................          17,386            18,670
        Insurance......................................           5,396             4,221
        Rent and other.................................          19,680            16,083
        Current portion of long-term debt..............             531               500
                                                              ----------        -----------
          Total current liabilities....................          84,872            88,433
                                                              ----------        -----------

Long-term debt, net of current portion.................           6,811            15,212
Deferred income taxes..................................          10,900             4,127
Deferred escalating minimum rent.......................           8,734             8,810
Other deferred liabilities.............................          52,898            44,814
Shareholders' equity:
        Common stock, $0.01 par value;(authorized 100,000
       shares; issued 64,816 @ 3/5/02; 63,211 @ 6/5/01)             648               632
      Capital in excess of par value...................          33,125            14,830
      Retained earnings................................         304,652           270,556
                                                              ----------        -----------
                                                                338,425           286,018
      Deferred compensation liability payable in
       Company stock...................................           4,664             4,248
      Company stock held by Deferred Compensation Plan.          (4,664)           (4,248)
      Accumulated other comprehensive income...........          (4,276)           (1,747)
                                                              ----------        -----------

          Total liabilities & shareholders' equity.....        $498,364          $445,667
                                                              ==========        ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               RUBY TUESDAY, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER-SHARE DATA)
                                   (UNAUDITED)



                                               THIRTEEN WEEKS ENDED    THIRTY-NINE WEEKS ENDED
                                               MARCH 5,    MARCH 4,     MARCH 5,    MARCH 4,
                                                 2002        2001         2002        2001
                                               ----------------------  ------------------------
                                                          (NOTE A)                  (NOTE A)
     Revenues:
     Restaurant sales and operating revenues  $209,628    $185,451     $605,049    $578,870
     Franchise revenues.....................     4,108       3,560       10,656       9,185
                                              ---------   ---------    ---------   ---------
                                               213,736     189,011      615,705     588,055
     Operating costs and expenses:
     Cost of merchandise....................    56,900      51,606      162,780     159,367
     Payroll and related costs..............    67,584      58,118      197,361     186,561
     Other restaurant operating costs.......    36,791      33,321      116,928     113,712
     Depreciation and amortization..........     8,425       7,500       25,000      26,439
     Loss on valuation of Specialty
       Restaurant Group, LLC Note
       (see Note H) ........................    28,856          -        28,856          -
     Selling, general and administrative....    10,972      11,517       33,829      38,271
     Interest income, net. .................    (1,662)     (1,460)      (4,505)     (1,886)
                                              ---------   ---------    ---------   --------
                                               207,866     160,602      560,249     522,464
                                              ---------   ---------    ---------   ---------


   Income before income taxes and cumulative
     effect of change in accounting
     principle..............................     5,870      28,409       55,456      65,591

   Provision for income taxes...............       823      10,172       18,428      23,483

   Cumulative effect of change in accounting
     principle, net of tax..................        -           -            58          -
                                              ---------   ---------    ---------   ---------

   Net income...............................  $  5,047    $ 18,237     $ 36,970    $ 42,108
                                              =========   =========    =========   =========

   Earnings per share:

     Basic..................................  $   0.08    $   0.29     $   0.58    $   0.67
                                              =========   =========    =========   =========
     Diluted................................  $   0.07    $   0.28     $   0.56    $   0.65
                                              =========   =========    =========   =========

   Weighted average shares:

     Basic..................................    64,465      63,385       63,787      62,528
                                              =========   =========    =========   =========
     Diluted................................    66,347      65,518       65,631      64,753
                                              =========   =========    =========   =========

   Cash dividends declared per share........  2.25(cents) 2.25(cents)  4.50(cents) 4.50(cents)
                                              ================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               RUBY TUESDAY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                       THIRTY-NINE WEEKS ENDED
                                                         MARCH 5,    MARCH 4,
                                                           2002        2001
                                                       -------------------------
                                                                        (Note A)
Operating activities:
Net income........................................      $ 36,970       $ 42,108
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization...................        25,000         26,439
  Amortization of intangibles.....................            13            467
  Cumulative effect of accounting change, net
    of tax........................................            58
  Deferred income taxes...........................         4,558          3,864
  Loss (gain) on impairment and disposition
    of assets.....................................         3,789         (1,056)
  Loss on valuation of Specialty Restaurant
    Group, LLC Note (see Note H)..................        28,856
  Gain on derivatives.............................           (35)
  Other...........................................           365            155
  Changes in operating assets and liabilities:
     Receivables..................................        (6,841)        (4,580)
     Inventories..................................          (744)          (795)
     Prepaid and other assets.....................         1,394          3,407
     Accounts payable,
      accrued and other liabilities...............         5,328         (8,473)
     Income tax payable...........................         7,578         (4,750)
                                                     ------------   ------------
  Net cash provided by operating activities.......       106,289         56,786
                                                     ------------   ------------

Investing activities:
Purchases of property and equipment...............       (70,057)       (46,987)
Acquisition of restaurant properties from
  franchisee......................................        (1,700)
Proceeds from disposal of assets..................         2,665         29,945
Proceeds from sale of restaurant properties
  to franchisees..................................        20,695          7,352
Other, net........................................        (4,805)        (2,778)
                                                     ------------   ------------
  Net cash used in investing activities...........       (53,202)       (12,468)
                                                     ------------   ------------

Financing activities:
Proceeds from long-term debt......................        11,000         24,000
Net change in short-term borrowings...............       (14,700)        (3,398)
Principal payments on long-term debt..............       (19,370)       (72,105)
Proceeds from issuance of stock, including
  treasury stock..................................        24,371         30,902
Stock repurchases, net of changes in the
  Deferred Compensation Plan......................        (6,428)       (19,694)
Dividends paid....................................        (2,874)        (2,823)
                                                     ------------   ------------
  Net cash used in financing activities...........        (8,001)       (43,118)
                                                     ------------   ------------

Increase in cash and short-term investments.......        45,086          1,200
Cash and short-term investments:
  Beginning of year...............................        10,636         10,154
                                                     ------------   ------------
  End of quarter..................................      $ 55,722       $ 11,354
                                                     ============   ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine week periods ended March 5, 2002 are not necessarily indicative of results that may be expected for the year ending June 4, 2002.

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


NOTE B - EARNINGS PER SHARE
Basic earnings per share are based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per share includes the dilutive effect of stock options. Such stock options have the effect of increasing basic weighted average shares outstanding by approximately
1.9 million and 2.1 million for the thirteen weeks ended March 5, 2002 and March 4, 2001, respectively, and approximately 1.8 million and 2.2 million for the thirty-nine weeks ended March 5, 2002 and March 4, 2001, respectively.


NOTE C - INTANGIBLE ASSETS
The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective June 6, 2001. This statement requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company, formerly known as Morrison Restaurants Inc., currently has unamortized goodwill remaining from the acquisition of the Ruby Tuesday concept in 1982 by the Company in the amount of $7.8 million, which is subject to the transition provisions of SFAS 142. A negligible amount of amortization expense has been recorded during the year, which represents the amortization of trademarks as required under SFAS 142. For each of the next five years amortization expense relating to identified intangibles is expected to be negligible. The effect of the adoption of SFAS 142 as of March 5, 2002 and June 6, 2001 is summarized in the following table (in thousands):

                             MARCH 5, 2002                 JUNE 6, 2001
                      --------------------------    --------------------------
                         Gross                         Gross
                        Carrying    Accumulated       Carrying    Accumulated
                         Amount     Amortization       Amount     Amortization

Goodwill                $ 14,669      $  6,824       $  14,669      $  6,824
Trademarks                   716            78             402            68
                        --------      --------       ---------      --------
Total                   $ 15,385      $  6,902       $  15,071      $  6,892
                        ========      ========       =========      ========

As required by SFAS 142, the results for the first three quarters of Fiscal 2001 have not been restated. A reconciliation of net income, as if SFAS 142 had been adopted, is presented below for the thirteen and thirty-nine weeks ended March 4, 2001.
                                 THIRTEEN WEEKS ENDED    THIRTY-NINE WEEKS ENDED
                                     March 4, 2001            March 4, 2001
                                -----------------------  -----------------------
                                    (in thousands)           (in thousands)
Reported net income                   $ 18,237                  $ 42,108
Goodwill amortization                       96                       434
                                      --------                  --------
Adjusted net income                   $ 18,333                  $ 42,542
                                      ========                  ========

The adoption of SFAS 142 in Fiscal 2001 would not have resulted in a change to previously reported basic or diluted earnings per share for the thirteen weeks ended March 4, 2001. However, because of rounding, the one-half cent per share impact that the adoption of SFAS 142 would have had for the 39 weeks ended March 4, 2001 would have been an increase to previously reported basic earnings per share from $0.67 to $0.68 and an increase in diluted earnings per share from $0.65 to $0.66.

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

The Company utilizes interest rate swap agreements to manage interest rate exposure on the Company's floating-rate lease obligations. At March 5, 2002, the Company had five interest rate swaps with notional amounts aggregating $125 million. These swaps have been designated as cash flow hedges and effectively fix the interest rate on an equivalent amount of the Company's floating-rate lease obligations. The amount included in rent expense representing the amount of the hedges' ineffectiveness was approximately ($0.1) million and $0.1 million for the thirteen and thirty-nine weeks ended March 5, 2002, respectively.

At March 5, 2002, based on interest rates then in effect, the Company had a deferred loss, net of tax, associated with cash flow hedges of $2.5 million. Due to the Company's expectation that interest rates will remain lower than the swap rates, the Company estimates that a significant portion of this deferred loss will be reclassified from other comprehensive income to rent expense in the upcoming year. See "Special Note Regarding Forward Looking Information." These losses result from LIBOR interest rates which have declined below those of calendar 1998, the year in which the Company entered into its interest rate swaps with notional amounts of $125 million. Rent expense on the units operated under $125 million of synthetic lease arrangements has been fixed through various dates in calendar 2003.


NOTE E - OTHER DEFERRED LIABILITIES
Other deferred liabilities at March 5, 2002 and June 5, 2001 included $15.0 million and $13.2 million, respectively, for the liability due to participants in the Company's Deferred Compensation Plan and $8.8 million and $8.4 million, respectively, for the liability due to participants of the Company's Executive Supplemental Pension Plan.


NOTE F - REFRANCHISING
On December 5, 2001, the Company completed the sales of 19 units in Missouri, Indiana, Arkansas, and Illinois to three new franchise partners. The Company received approximately $30.7 million for these units, of which approximately $20.7 million was paid in cash. The remaining amounts received were in the form of notes due through Fiscal 2013 bearing interest at a rate of 10.0% per year. These units will be operated as Ruby Tuesday restaurants under separate franchising agreements. The sales of these units had a minimal impact on the consolidated statement of income. As of December 4, 2001 (the day prior to the change of ownership), all of the units to be sold were open. Revenues for the thirteen and twenty-six weeks ended December 4, 2001 from these 19 units totaled $8.3 million and $17.0 million, respectively. Operating profits for the same thirteen and twenty-six weeks periods from these 19 units totaled $0.7 million and $1.6 million, respectively. The Company defines operating profit as gross profit less depreciation and allocated selling, general and administrative expense.


NOTE G - COMPREHENSIVE INCOME
Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") requires the disclosure of certain revenues, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America. Total comprehensive income for the thirteen and thirty-nine weeks ended March 5, 2002 and March 4, 2001 are as follows (in thousands):


                                                         THIRTEEN WEEKS ENDED
                                                  MARCH 5, 2002    MARCH 4, 2001
                                                  -------------    -------------
Net income......................................     $  5,047         $ 18,237
Other comprehensive income:
    Change in current period market value.......         (191)             -
    Losses reclassified into the consolidated
      statement of income.......................          543              -
                                                     ---------        ---------
Total comprehensive income......................     $  5,399         $ 18,237
                                                     =========        =========

                                                      THIRTY-NINE WEEKS ENDED
                                                  MARCH 5, 2002    MARCH 4, 2001
                                                  -------------    -------------
Net income......................................     $ 36,970         $ 42,108
Other comprehensive income:
  Unrecognized loss on interest rate swaps:
    Cumulative effect of change in
      accounting principle, net.................       (1,032)            -
    Change in year-to-date market value.........       (2,494)            -
    Losses reclassified into the consolidated
      statement of income.......................          998             -
                                                     ---------        ---------
Total comprehensive income......................     $ 34,442         $ 42,108
                                                     =========        =========

NOTE H - LOSS ON VALUATION OF SPECIALTY RESTAURANT GROUP, LLC NOTE RECEIVABLE
On November 20, 2000, the Company completed the sale of all of its American Cafe (including L&N Seafood) and Tia's Tex-Mex restaurants to Specialty Restaurant Group, LLC ("SRG"), a limited liability company owned by the former President/Partner of the Company's American Cafe and Tia's Tex-Mex concepts and certain members of his management team. The consideration received by the Company consisted of (i) $30.0 million in cash, (ii) a promissory note payable by SRG to the Company (the "Note") in the original principal amount of $28.8 million, (iii) an option to acquire a 33% membership interest in SRG during the five-year period following November 20, 2000 at varying amounts, (iv) a nonsolicitation agreement for the period during which the note is outstanding and two full years thereafter and (v) the right to use certain trade/service marks, and offer related franchises, outside of the U.S. The Company recorded a $10.0 million loss in Fiscal 2000 on the planned sale. The Note has a term of 10 years, the first three of which are interest only, bears interest at a rate of 10% per annum, and is secured by a pledge of all of the outstanding membership interests of SRG (for further details of the above transaction refer to the consolidated financial statements and footnotes thereto included in Ruby Tuesday, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 5,
2001).

During the quarter ended March 5, 2002, the Company fully reserved the Note due to a number of factors all relating to SRG's declining operating performance. The sluggish economy over the last year had a negative effect on SRG's sales and cash flow. The decrease in cash flow has led SRG to be delinquent on interest and/or support service fee payments to the Company during third quarter. The Company records revenue from SRG on a cash basis, and as such, for the quarter ended March 5, 2002 the Company only recognized interest income for the December period. SRG's reduced sales and operating performance previously mentioned also resulted in a decrease in net income and resulting cash flow. The Company believes that, upon completion of SRG's annual financial statement audit, SRG will report debt covenant violations to its senior lender for the fiscal year ended January 1, 2002. The Company believes that SRG has been in compliance with its debt covenants for previous reporting periods. Representatives of the senior lender have warned Company personnel to anticipate that payments to the Company under the Note will be halted as a result of SRG's covenant defaults, pursuant to a Subordination Agreement between the Company and such senior lender, until such time that the covenant defaults are cured.

NOTE I - IMPAIRMENT OF LONG-LIVED ASSETS
The Company periodically reviews the recorded value of its long-lived assets to determine if the future cash flows to be derived from those assets will be sufficient to recover the remaining recorded asset values. Restaurants in particular are reviewed on a quarterly basis for negative cash flows. Management believes that units with recurring negative cash flows might be impaired based upon poor operating performance. In addition to restaurant unit impairments, the Company recorded a $1.1 million impairment charge in the second quarter of Fiscal 2002 for the abandonment of information technology software which had been developed to produce more automated unit, region and division level management reports. The Company instead is currently developing software with a third party vendor to produce these same and further reports which will be more compatible with its current systems.


NOTE J - TRANSFER OF OWNERSHIP OF DENVER FRANCHISE
On January 3, 2002, the 99% owner of the Company's Denver franchise ("RT Denver") resigned from his employment with the franchise and agreed to enter into a formal agreement whereby his 99% ownership of RT Denver would be transferred to a new individual. On January 4, 2002, RT Denver employed an individual (a former Ruby Tuesday employee), who would become the new owner of such 99% interest, to manage and operate the day-to-day operations of the restaurants until such time that a transfer of ownership from the previous owner to the new owner could be accomplished.

A General Partnership Interest Purchase Agreement was signed on February 8, 2002 between RT Denver, the former owner, and the Company wherein the terms of the transfer to occur were detailed. Under the terms of this agreement the Company incurred a charge of $5.9 million to the bad debt reserve. Pursuant to this agreement, the Company also agreed to acquire one of the Denver units, along with its associated debt, after closing, upon transfer of liquor license. No further losses are anticipated upon the acquisition of this unit. The formal transfer of the 99% ownership interest in RT Denver to the new owner occurred on March 25, 2002.

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

The Company reported net income of $5.0 million for the thirteen weeks ended March 5, 2002 compared to $18.2 million for the corresponding period of the prior year. Diluted earnings per share for the third quarter of Fiscal 2002 was $0.07, compared to $0.28 for the third quarter of Fiscal 2001. The decrease is attributable to a non-recurring $28.9 million loss on valuation of the Specialty Restaurant Group, LLC ("SRG") Note during the quarter (See Note H to condensed consolidated financial statements). Excluding the $17.5 million after-tax charge associated with this loss, earnings per share would have been $0.34, a 21% increase when compared to the prior year. This increase is due to a 2.5% increase in same store sales for Company-owned restaurants and a reduction, as a percentage of revenues, of operating costs and expenses as discussed below. The Company also reported net income of $37.0 million for the thirty-nine weeks ended March 5, 2002 compared to $42.1 million for the corresponding period of the prior year. Diluted earnings per share for the year-to-date period was $0.56, a 13.8% decrease from the same period of Fiscal 2001. Excluding the $0.27 per share non-recurring loss on valuation discussed above, year-to-date earnings per share would have been $0.83, a 27.7% increase. As of March 5, 2002, the Company owned and operated 391 Ruby Tuesday restaurants located in 25 states. Franchise operations included 182 domestic and 16 international Ruby Tuesday restaurants.

Results of Operations:
--------------------------------------------------------------------------------
The following table sets forth selected restaurant operating data as a percentage of revenues, except where otherwise noted, for the periods indicated. All information is derived from the unaudited condensed consolidated financial statements of the Company included herein.


                                                  Thirty-nine weeks ended
                                                 March 5,         March 4,
                                                   2002             2001
                                              --------------------------------
Revenues:
     Restaurant sales and operating revenues       98.3%            98.4%
     Franchise revenues.....................        1.7              1.6
                                              ---------------  ---------------
       Total revenues.......................      100.0            100.0
Operating costs and expenses:
     Cost of merchandise (1)................       26.9             27.5
     Payroll and related costs (1)..........       32.6             32.2
     Other restaurant operating costs (1)...       19.3             19.6
     Depreciation and amortization (1)......        4.1              4.6
     Loss on valuation of SRG Note (1)......        4.8                -
     Selling, general and administrative....        5.5              6.5
     Interest income, net...................       (0.7)            (0.3)
                                              ---------------  ---------------

Income before income taxes and cumulative
  effect of change in accounting principle..        9.0             11.2

Provision for income taxes..................        3.0              4.0
Cumulative effect of change in accounting
  principle, net of tax.....................          -                -
                                              ---------------  ---------------

 Net income..................................       6.0%             7.2%
                                              ===============  ===============

(1) As a percentage of restaurant sales and operating revenues.

The following table shows year-to-date Company-owned restaurant openings and closings and total Company-owned restaurants as of the end of the third quarter.

                                Year-to-date    Year-to-date   Total Open at End
                                  Openings        Closings     of Third Quarter
                               --------------  --------------  -----------------
                               Fiscal  Fiscal  Fiscal  Fiscal   Fiscal   Fiscal
                                2002    2001    2002    2001     2002     2001
                               ------  ------  ------  ------   ------   ------
  Ruby Tuesday                   44*     34      27**    14**     391      356
  American Cafe/Tia's Tex-Mex     0       3       0      69***      0       0***


The following table shows year-to-date Ruby Tuesday franchised restaurant openings and closings and total Ruby Tuesday franchised restaurants as of the end of the third quarter.

                                Year-to-date    Year-to-date   Total Open at End
                                  Openings        Closings     of Third Quarter
                               --------------  --------------  -----------------
                               Fiscal  Fiscal  Fiscal  Fiscal   Fiscal   Fiscal
                                2002    2001    2002    2001     2002     2001
                               ------  -----   ------  ------   ------   ------
  Domestic                       37**    23**     6*      3      182      157
  International                   5       1       1       0       16       10


*   Includes 3 units acquired from an existing franchise partner.

** Includes 19 units sold to franchisees during the third quarter of Fiscal 2002 and 6 units sold to franchisees during the second quarter of Fiscal 2001.

*** All American Cafe, L&N and Tia's Tex-Mex units were sold to SRG during the second quarter of Fiscal 2001. The units sold to SRG included 38 American Cafe, 3 L&N, and 28 Tia's Tex-Mex units.

The Company estimates that approximately 8 to 10 additional Company-owned Ruby Tuesday restaurants will be opened during the remainder of Fiscal 2002. The Company expects franchisees to open approximately 3 to 4 Ruby Tuesday restaurants during the remainder of Fiscal 2002.


Revenues:
--------------------------------------------------------------------------------
Company restaurant sales increased $24.2 million (13.0%) to $209.6 million for the thirteen weeks ended March 5, 2002 compared to the same period of the prior year. Company restaurant sales increased $26.2 million (4.5%) to $605.0 million for the thirty-nine weeks ended March 5, 2002. The quarterly increase is primarily attributable to a net increase of 35 Company-owned Ruby Tuesday units, a 2.5% increase in same store sales, and a 2.6% increase in average unit volumes. The smaller year-to-date increase relates to the inclusion of American Cafe, L&N and Tia's Tex-Mex revenue in the first two quarters of Fiscal 2001.

Franchise revenues totaled $4.1 million for the thirteen weeks ended March 5, 2002 compared to $3.6 million for the same period in the prior year. For the thirty-nine week period ended March 5, 2002, franchise revenues were $10.7 million compared to $9.2 million for the same period in the prior year. Franchise revenues are predominately comprised of domestic and international royalties which totaled $9.3 million and $7.9 million for the thirty-nine week periods ending March 5, 2002 and March 4, 2001, respectively.


Operating Profits:
--------------------------------------------------------------------------------
Pre-tax income for the thirteen weeks ended March 5, 2002 was $5.9 million, a decrease of $22.5 million from the corresponding period of the prior year. For the thirty-nine week period ended on that same date, pre-tax income was $55.5 million, a $10.1 million (15.5%) decrease from the corresponding period of the prior year. The decrease in pre-tax income is attributable to a $28.9 million non-recurring loss on valuation of the SRG Note during the quarter. Excluding this loss, pre-tax income for the thirty-nine weeks ended March 5, 2002 would have been $84.3 million, a 28.5% increase over the same period of the prior year. The increase is due to positive same store sales for the Ruby Tuesday concept and a reduction, as a percentage of revenues, of cost of merchandise, other restaurant operating costs, depreciation and amortization, and as a percentage of total operating revenues, selling, general and administrative expenses, and net interest expense as discussed below.

Cost of merchandise increased $5.3 million (10.3%) to $56.9 million for the thirteen weeks ended March 5, 2002 and $3.4 million (2.1%) to $162.8 million for the thirty-nine weeks ended March 5, 2002 compared to the same periods of the prior year. However, as a percentage of Company restaurant sales, the cost of merchandise decreased from 27.5% to 26.9% for the thirty-nine weeks ended March 5, 2002. The decrease resulted from the implementation of a new food cost theoretical system that greatly reduced food waste coupled with increased vendor rebates and discounts due to aggressive negotiations.

Payroll and related costs increased $9.5 million (16.3%) and $10.8 million (5.8%) for the thirteen and thirty-nine weeks ended March 5, 2002, respectively, as compared to the same periods of the prior year. As a percentage of Company restaurant sales, these expenses increased from 32.2% to 32.6% for the thirty-nine week period ended March 5, 2002, which is attributable to higher management and hourly labor resulting from improved staffing levels offset by corresponding decreased overtime. Additional increases included higher unit bonus expense due to a change in the manager bonus program, increased health insurance expense resulting from unfavorable claims, and increased vacation expense resulting from a change in policy.

Other restaurant operating costs increased $3.5 million (10.4%) and $3.2 million (2.8%) for the thirteen and thirty-nine weeks ended March 5, 2002, respectively, as compared to the same periods of the prior year. However, as a percentage of Company restaurant sales, these costs decreased from 19.6% to 19.3% for the thirty-nine week period ended March 5, 2002, due to decreased repairs expense resulting from an increased unit level focus on reducing these costs, lower utilities due to favorable weather and market conditions, and the prior year sale of restaurant units to SRG which ran higher occupancy costs than Ruby Tuesday concept units.

Depreciation and amortization expense increased $0.9 million (12.3%) for the thirteen weeks ended March 5, 2002 and decreased $1.4 million (5.4%) for the thirty-nine weeks ended March 5, 2002, respectively, as compared to the same periods of the prior year. As a percentage of Company restaurant sales, depreciation and amortization for the thirty-nine weeks decreased from 4.6% to 4.1%. The decrease is attributable to higher Ruby Tuesday average unit volumes coupled with the prior year sale of restaurant units to SRG, which ran higher depreciation as a percentage of sales than Ruby Tuesday concept units.

The loss on valuation of SRG Note was a $28.9 million expense for the thirteen and thirty-nine weeks ended March 5, 2002. See discussion in Note H to the condensed consolidated financial statements.

Selling, general and administrative expenses decreased $0.5 million (4.7%) and $4.4 million (11.6%) for the thirteen and thirty-nine weeks ended March 5, 2002, respectively, as compared to the same period of the prior year. As a percentage of total operating revenues, these expenses decreased from 6.5% to 5.5% for the thirty-nine week period ended March 5, 2002. The decrease is attributable to the sale of restaurant units to SRG in the prior year, higher average unit volumes, and higher support service fees from franchisees and SRG.

Net interest income increased $0.2 million and $2.6 million for the thirteen and thirty-nine weeks ended March 5, 2002, respectively, as compared to the same period of the prior year. The increase for the thirty-nine week period is due to additional notes receivable relating to refranchising, four additional months' interest on the SRG Note, and a decrease in net outstanding debt balances.

Income Taxes:
--------------------------------------------------------------------------------
The effective income tax rate was 14.0% for the thirteen weeks ended March 5, 2002 compared to 35.8% for the same period of the prior year. The effective income tax rate was 33.2% for the thirty-nine weeks ended March 5, 2002 compared to 35.8% for the same period of the prior year. The decrease in the effective income tax rate is principally due to the tax effect of the valuation allowance established for the SRG Note and reduced state taxes.



                         LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------
The following table presents a summary of the Company's cash flows from operating, investing, and financing activities for the periods indicated (in thousands).

                                                 Thirty-Nine Weeks Ended
                                                   March 5,         March 4,
                                                    2002              2001
                                                 -----------      -----------
Net cash provided by operating activities        $ 106,289        $  56,786
Net cash used in investing activities              (53,202)         (12,468)
Net cash used in financing activities               (8,001)         (43,118)
                                                 -----------      -----------
Net increase in cash and short-term investments  $  45,086        $   1,200
                                                 ===========      ===========
Cash provided by operating activities was $106.3 million for the thirty-nine weeks ended March 5, 2002 as compared to $56.8 million for the same period in the prior year. Cash provided by operating activities as compared to the prior year period reflected a decrease in net income of $5.1 million due to the $28.9 million pre-tax non-cash loss on valuation of the SRG Note previously discussed. In connection with this loss, the Company did not receive or recognize $0.5 million in interest income during the thirty-nine weeks ended March 5, 2002. The Company does not anticipate the loss of the scheduled interest income to impact future liquidity. Changes in operating assets and liabilities provided a $21.9 million increase which is primarily due to the sale of restaurant units to SRG in the prior year, change in payroll taxes associated with a change in pay week from Sunday to Tuesday, the timing of income tax payments during the current year, and the interest rate swap liability booked in Fiscal 2002 following the adoption of SFAS 133. Losses on disposition of assets, including SFAS 121 impairment charges, accounted for a $4.8 million increase.

Net cash used in investing activities was $53.2 million for the thirty-nine weeks ended March 5, 2002 as compared to $12.5 million for the same period in the prior year. The increased use of cash is attributable to $23.1 million of additional purchases of property and equipment, and the purchase of three units from a franchise partner for $1.7 million. In addition, there was a decrease of $27.3 million in cash proceeds from the sale of assets, primarily due to the sale of 69 American Cafe, L&N and Tia's Tex-Mex restaurants to SRG in the prior year. Offsetting this increased use of cash was $13.3 million of additional proceeds from refranchising (see Note F to condensed consolidated financial statements for discussion of current year activity).

Net cash used in financing activities was $8.0 million for the thirty-nine weeks ended March 5, 2002 as compared to $43.1 million for the same period in the prior year. This decrease in cash used in financing activities is due to a net decrease in paydown of debt of $28.4 million and $13.3 million less stock repurchases in Fiscal 2002 as compared to Fiscal 2001. Fiscal 2001's higher debt reduction was attributable predominantly to funds received from the sale of restaurant units to SRG. Offsetting these decreases in cash used in financing activities is a net decrease in proceeds from issuance of stock of $6.5 million.

The Company requires capital principally for new restaurants, equipment replacement, and remodeling of existing units. Capital expenditures for the thirty-nine weeks ended March 5, 2002 were $70.1 million and expenditures for construction of new units under the Company's synthetic lease program were $42.1 million. Capital expenditures for the remainder of Fiscal 2002 are projected to be approximately $34.0 to $36.0 million. Expenditures for units to be leased by the Company under synthetic lease agreements are projected to be approximately $6.0 to $8.0 million for the remainder of Fiscal 2002. See "Special Note Regarding Forward-Looking Information."

During Fiscal 2001 the Company entered into a five-year $50.0 million Senior Revolving Credit Facility with several banks. This facility includes a $10.0 million current credit line ("Swing Line") and a $15.0 million Letter of Credit sub-facility. Borrowings under the Senior Revolving Credit Facility bear interest at various rate options to be chosen by the Company. The rate will either be the Base Rate (which is defined to be the higher of the issuing bank's prime lending rate or the Federal Funds rate plus 0.5%) or LIBOR plus the Applicable Margin (which ranges from 0.875% to 1.75% and is based on Adjusted Funded Debt to Earnings Before Interest, Tax, Depreciation, Amortization and
Rent). Commitment fees ranging from 0.15% to 0.375% are payable quarterly on the unused portion of the Senior Revolving Credit Facility. At March 5, 2002, the Company had no borrowings outstanding under the agreement.

At March 5, 2002, the Company had committed lines of credit amounting to $5.0 million at various interest rates approximating 2.75%. All of these lines are subject to periodic review by each bank and may be canceled by the Company at any time. The Company utilizes its lines of credit to meet operational cash needs during the year. There were no borrowings on these lines of credit at March 5, 2002.

Since Fiscal 1998, the Company has entered into master synthetic lease agreements totaling $235.0 million for the purpose of leasing new free-standing units and the Maryville, Tennessee Restaurant Support Services Center. Under the terms of master synthetic lease agreements, an operating lease agreement is entered into for each facility providing for an initial lease term of five years from the applicable agreement date with two five-year renewal options. The leases also provide for substantial residual value guarantees and include purchase options at the lessor's original cost of the properties. As of March 5, 2002, the Company has entered into leases for 121 units (88 of which were open at March 5, 2002) and the Maryville, Tennessee Restaurant Support Services Center at an aggregated original funded cost to the lessor of approximately $203.6 million.

The Company's credit facilities provide for certain restrictions on incurring additional indebtedness, payment of dividends, and certain covenants regarding funded debt and fixed charge coverage requirements. At March 5, 2002, the Company was in compliance with all such covenants.

The Company has entered into five interest rate swap agreements with notional amounts aggregating $125.0 million. These swap agreements fix the interest rate on an equivalent amount of the Company's floating-rate lease obligations to rates ranging from 5.99% to 6.63% (including interest rate spreads) for periods up through December 7, 2003.

During the remainder of Fiscal 2002, the Company expects to fund operations, capital expansion, any repurchase of common stock, and the payment of dividends from operating cash flows, bank lines of credit, the five-year revolving line of credit, and through operating leases. See "Special Note Regarding Forward-Looking Information." Total long-term debt including current maturities decreased a net $8.4 million during Fiscal 2002 due primarily to the pay down of the Senior Revolving Credit Facility while short-term borrowings under bank lines of credit decreased $14.7 million. Total funded amount under the master synthetic lease agreements increased $42.1 million during Fiscal 2002, bringing the total funded amount under these agreements to $203.6 million at March 5, 2002.

The Company anticipates being in a net cash position at year-end. A net debt position could result if actual cash flows from operations are lower than currently anticipated or if capital expenditures exceed budgeted amounts. See "Special Note Regarding Forward-Looking Information."

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. This statement was adopted by the Company during the first quarter of Fiscal 2002 (see Note D to the condensed consolidated financial statements). Adoption of this new accounting standard did not have a significant impact on net income during the thirteen and thirty-nine weeks ended March 5, 2002 and is not expected to significantly impact net income in the future.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. This statement was adopted by the Company during the first quarter of Fiscal 2002 (see Note C to the condensed consolidated financial statements). Adoption of this new accounting standard did not have a significant impact on net income during the thirteen and thirty-nine weeks ended March 5, 2002 and is not expected to significantly impact net income in the future.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144,"Accounting for the Impairment of Long-Lived Assets" which supersedes SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. The Company will adopt SFAS No. 144 beginning in Fiscal 2003. The Company does not expect the adoption of SFAS No. 144 to have a material impact on the consolidated financial statements.


                     KNOWN EVENTS, UNCERTAINTIES AND TRENDS
--------------------------------------------------------------------------------

Financial Strategy and Stock Repurchase Plan
The Company employs a financial strategy which utilizes a prudent amount of debt including the present value of operating leases, guarantees and letters of credit to minimize the weighted average cost of capital while allowing the Company to maintain financial flexibility and a high level of credit worthiness. The strategy provides for opportunistic repurchases of Company stock at times when cash flow exceeds funding requirements. Pursuant to this strategy, the Company has repurchased 0.4 million shares during the thirty-nine weeks ended March 5, 2002. The total number of remaining shares authorized to be repurchased as of March 5, 2002 is 7.0 million. To the extent not funded with cash from operating activities, additional repurchases will be funded by borrowings on the credit facilities.

Cash Dividend
During Fiscal 1997, the Board of Directors approved a dividend policy as a means of returning excess capital to its shareholders. This policy calls for payment of semi-annual dividends of 2.25(cent) per share. The payment of a dividend in any particular future period and actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future as currently anticipated. See "Special Note Regarding Forward-Looking Information." Dividends totaling approximately $2.9 million were paid to shareholders during the current fiscal year.


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

                                     ITEM 6.

                        EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------


EXHIBITS
     The following exhibits are filed as part of this report:

        Exhibit
         No.

        99.1 First Amendment to the Ruby Tuesday, Inc. Salary Deferral Plan dated February 11, 2002

        99.2 Fourth Amendment to the Morrision Retirement Plan dated March 21, 2002



REPORTS ON FORM 8-K

         None

                                   SIGNATURES
--------------------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           RUBY TUESDAY , INC.
                                   ---------------------------------
                                             (Registrant)

 4 /19 / 2002                   By: /s/ MARGUERITE N. DUFFY
-------------                      ---------------------------------
DATE                                  Marguerite N. Duffy
                                      Senior Vice President and
                                      Chief Financial Officer