Form 10-K
period 2002-06-04
RUBY TUESDAY INC
filed 2002-08-29
CIK 68270

--------------------------------------------------------------------------------






                                RUBY TUESDAY INC



             Filing Type:                     10-K
             Description:                     Annual Report
             Filing Date:                     August 29, 2002
             Period End:                      June 4, 2002


             Primary Exchange:                New York Stock Exchange
             Ticker:                          RI

20
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the fiscal year ended June 4, 2002
                              OR
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
   For the transition period from           to

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on August 26, 2002 as reported on the New York Stock Exchange, was approximately $1,282,002,562.

The number of shares of the Registrant's common stock outstanding at August 26, 2002 was 63,781,222.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 4, 2002 are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive proxy statement relating to the annual meeting of shareholders to be held on October 8, 2002 are incorporated by reference into Part III.

                                      INDEX

                                     PART I
                                                                            Page
                                                                          Number
Item 1.   Business                                                          4-6

Item 2.   Properties                                                          7

Item 3.   Legal Proceedings                                                   7

Item 4.   Submission of Matters to a Vote of
          Security Holders                                                    8

          Executive Officers of the Company                                   8

                                     PART II

Item 5.   Market for the Registrant's Common Equity and
          Related Shareholder Matters                                         9

Item 6.   Selected Financial Data                                             9


Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                       9

Item 7A.  Quantitative and Qualitative Disclosure About
          Market Risk                                                         9

Item 8.   Financial Statements and Supplementary Data                         9

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                              9

                                    PART III

Item 10.  Directors and Executive Officers of the
          Registrant                                                          9

Item 11.  Executive Compensation                                             10

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management and Related Shareholder
          Matters                                                            10

Item 13.  Certain Relationships and Related Transactions                     10

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                                             11-17

     PART I

Item 1.     Business.

--------------------------------------------------------------------------
Background

The first Ruby Tuesday(R) restaurant was opened in 1972 in Knoxville, Tennessee near the campus of the University of Tennessee. The Ruby Tuesday concept, which consisted of 16 restaurants, was acquired by Morrison Restaurants Inc. ("Morrison") in 1982. During the following years, Morrison added other casual dining concepts, including the internally-developed American Cafe(R) (formerly "Mozzarella's American Cafe" and "Silver Spoon"). In January 1995, Morrison completed the acquisition of Tias Inc., a chain of Tex-Mex restaurants. In a spin-off transaction that occurred on March 9, 1996, shareholders of Morrison approved the distribution of two separate businesses of Morrison to its shareholders. In conjunction with the spin-off, Morrison was reincorporated in the State of Georgia and changed its name to Ruby Tuesday, Inc. (the "Company", "RTI", "we").

We began our franchising program in 1997 with the opening of one domestic franchised Ruby Tuesday restaurant and two international franchised Ruby Tuesday restaurants. Since 1997, agreements for the franchise development of new Ruby Tuesday restaurants have been signed with 24 casual-dining operators who have become domestic franchise partners and one traditional franchisee. In conjunction with the signing of the agreements with the domestic franchise partners, we have sold 123 Ruby Tuesday restaurants in our non-core markets to the franchise partners over the last six fiscal years. In addition, RTI has entered into agreements with 14 international franchisees who hold rights to develop Ruby Tuesday restaurants in 40 countries.

On November 20, 2000, the American Cafe (including L&N Seafood) and Tia's Tex-Mex concepts, with 69 operational units, were sold to Specialty Restaurant Group, LLC ("SRG"), a limited liability company owned by the former President/Partner of RTI's American Cafe and Tia's Tex-Mex concepts and certain members of his management team.

--------------------------------------------------------------------------------
Operations

We own and operate the Ruby Tuesday concept in the bar and grill segment of casual dining. We also offer franchises for the Ruby Tuesday concept in domestic and international markets. As of June 4, 2002, we owned and operated 397 casual dining restaurants, located in 25 states and the District of Columbia. Also, as of June 4, 2002, franchisees operated 183 domestic restaurants located in 19 states and 16 international restaurants located in the Asian Pacific Region, India, Puerto Rico, Iceland, and Central and South America.

Ruby Tuesday restaurants are casual, full-service restaurants with warm woods, whimsical artifacts and classic tiffany style lamps which create a comfortable, nostalgic look and feel. Ruby Tuesday's menu is based on variety, with something for just about everyone. Some of Ruby Tuesday's most popular entree items which are prepared fresh daily are: fajitas, ribs, chicken entrees, steak entrees, seafood entrees, pasta entrees, burgers, soups, sandwiches, our signature salad bar, and signature Tallcake(TM) desserts in strawberry and chocolate varieties. Entree selections range in price from $6.29 to $16.99.

At June 4, 2002, RTI owned and operated units concentrated primarily in the Southeast, Northeast, Mid-Atlantic and Midwest. We consider these regions to be our core markets. We intend to open approximately 50 to 55 Company-owned units during Fiscal 2003. The majority of these new restaurants are expected to be located in existing markets. Current development plans call for a continued shift towards freestanding restaurants versus mall-based restaurants, with approximately 97% of new restaurants to be opened in Fiscal 2003 expected to be freestanding. Existing prototypes range in size from 4,000 to 6,600 square feet with seating for 152 to 290 guests. Currently, our focus is on a new 5,600 square-foot, 222-dining seat restaurant. Because these restaurants provide for substantial seating in proportion to the square footage of the buildings, we believe these restaurants provide the opportunity for improved restaurant-level returns on investment. We believe there is potential for several thousand additional Ruby Tuesdays across the United States. Due to having several different prototypes, we are able to develop restaurants in a variety of different markets including rural America, locations adjacent to interstate highways, locations within office complexes, as well as our more traditional sites. Other than population and traffic volume, our site selection requirements for these new restaurants include annual household incomes ranging from $30,000 to $50,000 and good accessibility and visibility of the location. New restaurants are being operated by general managers who have a financial stake in the success of their restaurants ("Managing Partners") and are rewarded for their ability to grow sales and operating profit. Restaurants operated by Managing Partners consistently outperform the system-wide restaurant averages in both same-store-sales and operating profits.

--------------------------------------------------------------------------------
Franchising

Our domestic franchise program began in Fiscal 1997. Our domestic franchise program allows us to become a financial partner with restaurant operators whom we believe to be some of the best from the casual dining industry. Domestic franchising efforts are concentrated outside the Company's core growth markets, which consist primarily of Florida and certain parts of the Midwest, Northeast, and Western United States. Under the franchise agreements signed by each franchise partner, RTI receives development and license fees from the franchisees in exchange for the right for the franchisees to develop, over the next five to six years, and operate, over the next fifteen to twenty-five years, Ruby Tuesday restaurants in their respective areas. RTI also receives royalty fees from the franchisees based on a percentage of each restaurant's sales as well as support service fees for providing a variety of services, including the maintenance of franchisees' accounting records.

During Fiscal 2002, the Company sold 20 Ruby Tuesday restaurants to domestic franchise partners and 19 other new Ruby Tuesday restaurants were opened by domestic franchisees, bringing the total of domestic franchised restaurants to
183. The 24 domestic franchise partners and one traditional franchisee operate these 183 units in the following states: Arkansas (1) California (1), Colorado
(12), Florida (52), Illinois (18), Indiana (9), Iowa (1), Kansas (4), Kentucky
(5), Maine (2), Michigan (25), Minnesota (5), Missouri (14), Nebraska (5), Nevada (1), New York (18), Oregon (1), Utah (5), and Washington (4).

RTI's International franchise program, which also began in Fiscal 1997, continued its development during Fiscal 2002 by opening five international franchise restaurants during the year. At present, the Company has 16 international franchised units with franchisees located in the Asian Pacific Region, India, Puerto Rico, Iceland, and Central and South America.


--------------------------------------------------------------------------------
Training

The Company's WOW-USM, located in the Maryville, Tennessee Restaurant Support Services Center, serves as the centralized training center for all of RTI's and our franchisee's restaurant managers and other team members. Facilities include classrooms and a test kitchen. WOW-U provides managers the opportunity to gather for intensive, ongoing instruction and interaction. Programs include classroom instruction and various team competitions, which are designed to contribute to the skill and enhance the dedication of the Company's and franchise partners' teams and to strengthen our corporate culture. Further contributing to the training experience is RT LodgeSM which is located on a wooded campus just minutes from the Restaurant Support Services Center. RT Lodge serves as the lodging quarters and dining facility for those attending WOW-U. After a long day of instruction and competition, trainees have the opportunity to dine and socialize with fellow team members in a relaxed and tranquil atmosphere. We believe our emphasis on training and retaining high quality restaurant managers is critical to our long-term success and has played a vital role in enabling us to reach low turnover for both management and hourly employees.

--------------------------------------------------------------------------------
Research and Development

RTI does not engage in any material research and development activities. However, we do engage in ongoing studies to assist with the development of menu items. Additionally, we conduct consumer research to determine guest preferences, trends, and opinions.

--------------------------------------------------------------------------------
Raw Materials

We have contracted with U.S. Foodservice, Inc., and PFG (Performance Food Group) Customized Distribution to distribute our raw materials under a cost-plus arrangement. We have two contracts with U.S. Foodservice; one expires on March 3, 2003, while the other can be terminated at any time upon appropriate notice. Our contract with PFG can be terminated at any time upon appropriate notice. These contracts provide us with two primary food distributors, reducing our reliance on any one major vendor.

If either distributor is unable to meet our supply needs, we negotiate directly with alternate primary suppliers to obtain competitive prices.

RTI uses purchase commitment contracts to stabilize the potentially volatile pricing associated with certain commodities. Because of the relatively short storage life of inventories, limited storage facilities at the restaurants, RTI's requirement for fresh products and the numerous sources of goods, a minimum amount of inventory is maintained at the units. If necessary, all essential food, beverage and operational products are available and can be obtained from alternative suppliers in all cities in which we operate.

--------------------------------------------------------------------------------
Trademarks of the Company

RTI and its affiliates have registered certain trademarks and service marks with the United States Patent and Trademark Office, including Ruby Tuesday. RTI holds an exclusive license to use all such trade and service marks from such affiliates. This license also includes the right to sub-license the related trade and service marks. We believe that these and other related marks are of material importance to our business. Registration of the Ruby Tuesday trademark expires in 2005, unless renewed.

--------------------------------------------------------------------------------
Seasonality

RTI's business is moderately seasonal. Average restaurant sales of our mall-based restaurants, which represent approximately 31% of our total restaurants, are slightly higher during the winter months and peak during the holiday season. Freestanding restaurant sales are generally higher in the summer months.

--------------------------------------------------------------------------------
Customer Dependence

No material part of our business is dependent upon a single customer, or very few customers. The loss of one customer or even a few customers would not have a material impact on our operations.

--------------------------------------------------------------------------------
Competition

RTI's business is subject to intense competition with respect to price, service, location, and food quality. We are in competition with other food service operations, with locally-owned restaurants, as well as national and regional restaurant chains that offer the same type of services and products as we do. Some of our competitors may be better established in the markets where our restaurants are or may be located. The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns, and the type, number and location of competing restaurants. There is active competition for management personnel and for attractive commercial real estate sites suitable for restaurants. In addition, factors such as inflation, increased food, labor and benefits costs, and difficulty in attracting qualified management and hourly employees may adversely affect the restaurant industry in general and the Company's restaurants in particular.

--------------------------------------------------------------------------------
Government Compliance

We are subject to various licensing requirements and regulations at both the state and local levels for items such as zoning, land use, sanitation, alcoholic beverage control, and health and fire safety. RTI has not encountered any significant difficulties or failures in obtaining the required licenses or approvals that could delay the opening of a new restaurant or the operation of an existing unit and does not, at this time, anticipate any occurring in the future. RTI's business is subject to various other regulations at the federal level such as health care, minimum wage, and fair labor standards. Compliance with these regulations has not had, and is not expected to have, a material adverse effect on RTI's operations.

There is no material portion of our business that is subject to renegotiation of profits or termination of contracts or sub-contracts at the election of the Government.

--------------------------------------------------------------------------------
Environmental Compliance

Compliance with federal, state and local laws and regulations which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had and is not expected to have a material effect upon the capital expenditures, earnings or competitive position of RTI.

--------------------------------------------------------------------------------
Personnel

We employ approximately 11,900 full-time and 19,500 part-time employees. We believe working conditions are favorable and employee compensation is comparable with our competition. None of our employees are covered by a collective bargaining agreement.

--------------------------------------------------------------------------------
Item 2. Properties.

Information regarding the locations of our Ruby Tuesday restaurants is shown in the list below. Of the 397 Company-owned and operated restaurants as of June 4, 2002, we owned the buildings and held non-cancelable long-term land leases for 107 restaurants, owned the land and buildings for 49 restaurants, and held non-cancelable leases covering land and buildings for 241 restaurants. RTI's Restaurant Support Services Center in Maryville, Tennessee, which was opened in Fiscal 1998 is covered under a lease agreement with an initial term of five years from October 2, 1998 with two five-year renewal options. On July 26, 2002, RTI entered into a transaction to refinance our bank-financed operating lease agreements with traditional bank debt (See Note 12 to the Consolidated Financial Statements included in the Annual Report to Shareholders for the year ended June 4, 2002 for further details). Upon completion of the refinancing, 118 of the restaurants included in the non-cancelable leases covering land and buildings will be owned land and buildings (93 of which were open at June 4, 2002). RTI's executives and certain other administrative personnel are located in the Maryville Support Services Center. In Fiscal 2000, we opened a second Restaurant Support Services Center in nearby Alcoa, Tennessee and closed our Support Services Center in Mobile, Alabama. During Fiscal 2001, we opened a third Restaurant Support Services Center in Maryville, Tennessee located adjacent to the existing one.

Additional information concerning our properties and leasing arrangements is incorporated herein by reference to Notes 7 and 12 to Consolidated Financial Statements included in the Annual Report to Shareholders for the year ended June 4, 2002.

As of June 4, 2002, we operated 397 Ruby Tuesday restaurants in the following locations:

Alabama (37)      Illinois (1)       New Hampshire (3)    South Carolina (24)
Arkansas (2)      Kentucky (3)       New Jersey (14)      Tennessee (34)
Arizona (7)       Louisiana (3)      New York (10)        Virginia (49)
Connecticut (12)  Massachusetts (10) North Carolina (23)  West Virginia (2)
Delaware (5)      Maryland (24)      Ohio (27)            Washington, DC (2)
Florida (18)      Mississippi (11)   Pennsylvania (32)
Georgia (40)      Missouri (2)       Rhode Island (2)


--------------------------------------------------------------------------------
Item 3.  Legal Proceedings.

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business. In addition, the Company, as successor to Morrison Restaurants Inc. ("Morrison"), is a party to a case (Morrison Restaurants Inc. v. United States of America, et al.), originally filed by Morrison in 1994 to claim a refund of taxes paid in the amount of approximately $3,000 and abatement of taxes assessed by the Internal Revenue Service ("IRS") against Morrison on account of the employer's share of FICA taxes on unreported tips allegedly received by employees. The IRS filed a counterclaim for approximately $7,000 in additional taxes. The case was decided by the U.S. District Court in favor of the Company in February 1996 on summary judgment. The IRS appealed the District Court's decision and, in August 1997, the U.S. Court of Appeals for the Eleventh Circuit reversed the award of summary judgment and remanded the case to the District Court for proceedings consistent with the Court's opinion. In its reversal, the Eleventh Circuit upheld the IRS' enforcement policy with respect to the employer's share of FICA taxes on allegedly unreported tips. The Company subsequently petitioned the U.S. Court of Appeals for a review of the matter by the full Court. Such petition was denied. To date, no additional liability, based on comparable assessments for the Company's other units, has been pursued by the IRS. On June 17, 2002, the U. S. Supreme Court, in United States v. Fior d Italia, upheld the IRS' enforcement policy. Notwithstanding the ruling in Fior, it is our position that additional assessments are unlikely. We believe that a dollar-for-dollar business tax credit would be available to the Company to offset, over a period of years, a majority of any additional taxes determined to be due. Moreover, we have, since January 1997, been a participant in the IRS' enforcement program which would eliminate the risk of additional assessments in return for our proactive role in promoting employee tip reporting. We believe that the protection against additional assessments afforded by this agreement would be available to the Company.

--------------------------------------------------------------------------------
Item 4.  Submission of Matters to a Vote of Security Holders.

None.


--------------------------------------------------------------------------------
Executive Officers of the Company.

Executive officers of the Company are appointed by and serve at the discretion of the Company's Board of Directors. Information regarding the Company's executive officers as of August 14, 2002 is provided below.

Executive                                                                Officer
Name              Age  Position with the Company                          Since

S. E. Beall, III  52   Chairman of the Board and Chief Executive Officer    1982

R. D. McClenagan  54   President/Partner                                    1985

S. L. Turner      49   President, Support Services                          1997

D. T. Cronk       49   Senior Vice President, General Counsel and Secretary 1997

A. R. Johnson     50   Senior Vice President, Brand Development             2000

M. N. Duffy       41   Senior Vice President, Chief Financial Officer       2001

C. C. Cope        39   Senior Vice President/Partner, Operations            2002

Mr. Beall has been Chairman of the Board and Chief Executive Officer of RTI and prior to the spin-off transaction, Morrison, since May 5, 1995. Mr. Beall served as President and Chief Executive Officer of Morrison from June 6, 1992 to May 4, 1995, as President and Chief Operating Officer of Morrison from September 1986 to June 1992, and held various executive positions from April 1982 to September 1986. Mr. Beall founded Ruby Tuesday, Inc. (the predecessor company) in 1972 and served as the President and Chief Executive Officer of Ruby Tuesday, Inc., from 1972 to April 1982.

Mr. McClenagan has been President/Partner of the RTI since June 2001 and was President of the Ruby Tuesday Division of RTI from March 1994 to June 2001. He served as President of the Ruby Tuesday Group of Morrison from April 1990 to March 1994 and as Senior Vice President of the Specialty Restaurant Division of Morrison from March 1985 to April 1990.

Ms. Turner joined RTI in September 1997 and has served as President, Support Services since January 2001. She served as Executive Vice President, Human Resources and Performance Management from April 1999 to January 2001. From September 1997 until April 1999, Ms. Turner served as Senior Vice President - Human Resources. Prior to joining RTI, Ms. Turner served as Senior Vice President-Human Resources of Hasbro, Inc. from 1993 to 1997.

Mr. Cronk joined RTI as Senior Vice President - Legal in July 1997 and was named Senior Vice President, General Counsel and Secretary of the Company in April 1998. Prior to joining the Company, Mr. Cronk was Vice President-Worldwide Development, Friday's Hospitality Worldwide, Inc. from November 1995 to July 1997 and Vice President and General Counsel, Friday's Hospitality Worldwide, Inc. from January 1991 to November 1995.

Mr. Johnson joined RTI in April 2000 and was named Senior Vice President-Brand Development in May 2000. Prior to joining the Company, Mr. Johnson was the President of Hopewell & Co. from February 1997 to April 2000, Vice President of Dollar General Corporation from October 1996 to February 1997, and President of the Specialty Division and Senior Vice President of Morrison from May 1992 to May 1996.

Ms. Duffy joined Morrison in August 1990 and was named Senior Vice President, Chief Financial Officer in June 2001. She served as Vice President, Operations Controller of RTI from October 1999 to May 2001 and Vice President, Investor Relations and Planning from June 1996 to September 1999. Prior to that time Ms. Duffy served as Director, Investor Relations and Strategic Planning and Director, Corporate Accounting and Financial Analysis of Morrison.

Mr. Cope joined the Company in January 1990 and was named Senior Vice President, Operations in October 2001. He served as Regional Director of RTI from November 1999 to January 2001 and Vice-President, Operations Controller from August 1997 to November 1999. Prior to that time Mr. Cope served as Director of Restaurant Financial Support, Regional Financial Analyst, Division Controller and Assistant Controller.

PART II

--------------------------------------------------------------------------------
Item 5.  Market for the Registrant's Common Equity and Related
         Shareholder Matters.

Certain information required by this item is incorporated herein by reference to
Note 13 to Consolidated Financial Statements of the Registrant's Annual Report to Shareholders for the year ended June 4, 2002.

During Fiscal 1997, the Board of Directors approved a dividend policy as a means of returning excess capital to its shareholders. This policy calls for payment of semi-annual dividends of 2.25 cents per share. The payment of a dividend in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future. There are no material restrictions on the ability to pay dividends. During Fiscal 2002, the Company declared and paid semi-annual dividends in the first and third quarters. On July 8, 2002, RTI's Board of Directors declared a semi-annual cash dividend of 2.25 cents per share payable on August 5, 2002 to shareholders of record on July 22, 2002.

--------------------------------------------------------------------------------
Item 6.  Selected Financial Data.

The information contained under the caption "Summary of Operations" of the Registrant's Annual Report to Shareholders for the year ended June 4, 2002 is incorporated herein by reference.

--------------------------------------------------------------------------------
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.

The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Registrant's Annual Report to Shareholders for the year ended June 4, 2002 is incorporated herein by reference.

--------------------------------------------------------------------------------
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

The information contained under the caption "Disclosures About Market Risk" contained within "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 19 of the Registrant's Annual Report to Shareholders for the year ended June 4, 2002 is incorporated herein by reference.

--------------------------------------------------------------------------------
Item 8.  Financial Statements and Supplementary Data.

The following consolidated financial statements and the related independent auditors' report contained in the Registrant's Annual Report to Shareholders for the year ended June 4, 2002 are incorporated herein by reference:

     Consolidated Statements of Income - Fiscal years ended June 4, 2002, June 5, 2001, and June 4, 2000.

     Consolidated Balance Sheets - As of June 4, 2002 and June 5, 2001.

     Consolidated Statements of Shareholders' Equity and Comprehensive Income - Fiscal years ended June 4, 2002, June 5, 2001 and June 4, 2000.

     Consolidated Statements of Cash Flows - Fiscal years ended June 4, 2002, June 5, 2001 and June 4, 2000.

     Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure required to be reported under this item.


PART III

--------------------------------------------------------------------------------
Item 10. Directors and Executive Officers of the Company.

(a) The information regarding directors of the Company is incorporated herein by reference to the information set forth in the table captioned "Director and Director Nominee Information" under "Election of Directors" in the definitive proxy statement of the Registrant relating to the Registrant's annual meeting of shareholders to be held on October 8, 2002.

(b) Pursuant to Form 10-K General Instruction G(3), the information regarding executive officers of the Company has been included in Part I of this Report under the caption "Executive Officers of the Company".


--------------------------------------------------------------------------------
Item 11.  Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions "Executive Compensation" and "Directors' Fees and Attendance" in the definitive proxy statement of the Registrant relating to the Registrant's annual meeting of shareholders to be held on October 8, 2002.

--------------------------------------------------------------------------------
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Shareholder Matters.

The information required by this Item 12 is incorporated herein by reference to the information set forth in the table captioned "Beneficial Ownership of Common Stock" under "Election of Directors" and the information set forth under the caption "Equity Compensation Plan Information" in the definitive proxy statement of the Registrant relating to the Registrant's annual meeting of shareholders to be held on October 8, 2002.


--------------------------------------------------------------------------------
Item 13.  Certain Relationships and Related Transactions.

The information required by this Item 13 is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in the definitive proxy statement of the Registrant relating to the Registrant's annual meeting of shareholders to be held on October 8, 2002.

PART IV

--------------------------------------------------------------------------------
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.

(a) The following documents are incorporated by reference into or are filed as a part of this report:

     1.  Financial Statements:

            The following consolidated financial statements and the independent auditors' report thereon, included in the Registrant's Annual Report to Shareholders for the year ended June 4, 2002, a copy of which is contained in the exhibits to this report, are incorporated herein by reference:
                                                   Page Reference
                                                 in paper version
                                                 of Annual Report
                                                  to Shareholders
         Consolidated Statements of Income for
         the years ended June 4, 2002,
         June 5, 2001 and June 4, 2000                    18

         Consolidated Balance Sheets as of
         June 4, 2002 and June 5, 2001                    19

         Consolidated Statements of Shareholders'
         Equity and Comprehensive Income for the
         years ended June 4, 2002, June 5, 2001
         and June 4, 2000                                 20

         Consolidated Statements of Cash Flows
         for the years ended June 4, 2002,
         June 5, 2001 and June 4, 2000                    21

         Notes to Consolidated Financial Statements       22-34

         Independent Auditors' Report                     35

     2.  Financial Statement Schedules (1):

      -----------------------------------------
      Schedule  II - Valuation  and  Qualifying
      Accounts  for  the  Years  Ended  June 4,
      2002, June 5, 2001 and June 4, 2000

                                                                            (In thousands)

                                                  Balance at   Charged to    Charged to
                                                  Beginning     Costs and      other                        Balance at
                                                  of Period     Expenses      Accounts     Write-offs      End of Period
      Description
      Allowance for Doubtful Notes


      Fiscal Year Ended June 4, 2002                19,729       34,050            592       (34,890)          19,481


      Fiscal Year Ended June 5, 2001                25,115        4,276                       (9,662)          19,729


      Fiscal Year Ended June 4, 2000                 8,018       17,597                         (500)          25,115

(1) All other financial statement schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

                                           SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RUBY TUESDAY, INC.

        Date 8/29/02            By: /s/ Samuel E. Beall, III
                                    Samuel E. Beall, III
                                    Chairman of the Board and
                                    Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Date 8/29/02            By: /s/ Samuel E. Beall, III
                                    Samuel E. Beall, III
                                    Chairman of the Board and
                                    Chief Executive Officer

        Date 8/29/02            By: /s/ Marguerite N. Duffy
                                    Marguerite N. Duffy
                                    Senior Vice President,
                                    Chief Financial Officer

        Date 8/29/02            By: /s/ John B. McKinnon
                                    John B. McKinnon
                                    Director

        Date 8/29/02            By: /s/ Dr. Donald Ratajczak
                                    Dr. Donald Ratajczak
                                    Director

        Date 8/29/02            By: /s/ Dolph W. von Arx
                                    Dolph W. von Arx
                                    Director

        Date 8/29/02            By: /s/ Claire L. Arnold
                                    Claire L. Arnold
                                    Director

        Date 8/29/02            By: /s/ Dr. Benjamin F. Payton
                                    Dr. Benjamin F. Payton
                                    Director

        Date 8/29/02            By: /s/ James A. Haslam, III
                                    James A. Haslam, III
                                    Director

        Date 8/29/02            By: /s/ Elizabeth L. Nichols
                                    Elizabeth L. Nichols
                                    Director

        Date 8/29/02            By: /s/ Bernard Lanigan Jr.
                                    Bernard Lanigan Jr.
                                    Director

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

10.15 (Reserved)

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

10.51 (Reserved)

10.52 Lease agreement dated October 1, 1997 between Riverfront Capital Business Trust, a Pennsylvania business trust and Ruby
      Tuesday, Inc., a Georgia corporation. (16)

10.53 First Amendment to the Ruby Tuesday, Inc. Salary Deferral Plan dated February 11, 2002. (33)

10.54 Fourth Amendment to the Morrision Retirement Plan dated
      March 21, 2002.* (34)

10.55 Revolving Credit and Term Loan Agreement dated as of July 26, 2002, by and among Ruby Tuesday, Inc., a Georgia corporation, the several banks and other financial institutions from time to time party hereto, and Suntrust Bank, in its capacity as Administrative Agent for the Lenders, as Issuing Bank, and as Swingline Lenders.

10.56 Partner Agreement dated as of June 6, 2001 by and between Ruby Tuesday, Inc. and Collin C. Cope.*

10.57 Promissory Note dated as of June 6, 2001 of Collin C. Cope in favor of Ruby Tuesday, Inc.

10.58 First Amendment to the Ruby Tuesday, Inc. Deferred Compensation Trust Agreement dated as of June 10, 2002.*

10.59 Second Amendment to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan dated as of April 10, 2002.*

10.60 First Amendment dated as of August 9, 2002 to the Servicing Agreement dated as of August 2, 2001 among Ruby Tuesday, Inc., Specialty Restaurant Group, LLC and PFG (Performance Food Group) Customized Distribution (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.61 Incentive Bonus Plan for the Chief Executive Officer.* (35)

13 Annual Report to Shareholders for the fiscal year ended June 4, 2002 (Only portions specifically incorporated by reference in the Form 10-K are being filed herewith).

21    Subsidiaries of Registrant.

23.1 Consent of KPMG LLP, Independent Auditors for the fiscal years ended June 4, 2002, June 5, 2001 and June 4, 2000.

99.1 Certification of Samuel E. Beall, III, Chairman of the Board and Chief Executive Officer.

99.2 Certification of Marguerite N. Duffy, Senior Vice President, Chief Financial Officer.

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

(18)  (Reserved)

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

(33) Incorporated by reference to Exhibit 99.1 to Form 10-Q dated April 19, 2002 for Ruby Tuesday, Inc. for the three month period ended March 5, 2002 (File No. 1-12454).

(34) Incorporated by reference to Exhibit 99.2 to Form 10-Q dated April 19, 2002 for Ruby Tuesday, Inc. for the three month period ended March 5, 2002 (File No. 1-12454).

(35) Incorporated by reference to the Appendix to the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders dated as of August 27, 1999 (File No. 1-12454).

 (b)   Exhibits filed with this report are attached hereto.