Form 10-Q
period 2002-09-03
RUBY TUESDAY INC
filed 2002-10-16
CIK 68270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 3, 2002 OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from to

        Commission file number   1-12454

                               RUBY TUESDAY, INC.
               (Exact name of registrant as specified in charter)

        GEORGIA                              63-0475239
-------------------------              -------------------------
(State of incorporation or            (I.R.S. Employer identifi-
 organization)                         cation no.)


 150 West Church Avenue
 Maryville, TN                                         37801
----------------------------------------             ----------
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

                                   63,854,494
                                   ----------
(Number of shares of $0.01 par value common stock outstanding as of October 11, 2002)

Exhibit Index appears on page 14

                                     INDEX
                                                              PAGE
                                                             NUMBER
PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1. FINANCIAL STATEMENTS

        CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
        SEPTEMBER 3, 2002 (UNAUDITED) AND JUNE 4, 2002.....     3

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        (UNAUDITED) FOR THE THIRTEEN WEEKS ENDED
        SEPTEMBER 3, 2002 AND SEPTEMBER 4, 2001............     4

        CONDENSED CONSOLIDATED STATEMENTS OF CASH
        FLOWS (UNAUDITED) FOR THE THIRTEEN WEEKS
        ENDED SEPTEMBER 3, 2002 AND SEPTEMBER 4, 2001......     5

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL
        STATEMENTS (UNAUDITED).............................   6-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS......................................  8-11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK........................................   N/A

ITEM 4.  CONTROLS AND PROCEDURES...........................    12

PART II - OTHER INFORMATION
---------------------------
ITEM 1. LEGAL PROCEEDINGS..................................    13

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..........  NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES....................  NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS..................................  NONE

ITEM 5. OTHER INFORMATION..................................  NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................    14

SIGNATURES.................................................    15

CERTIFICATIONS............................................. 16-17

                    PART I - FINANCIAL INFORMATION
                                     ITEM 1
                               RUBY TUESDAY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT PER-SHARE DATA)

                                                    SEPTEMBER 3,        JUNE 4,
                                                       2002              2002
                                                    (UNAUDITED)        (NOTE A)
                                                   -------------      ----------
Assets
Current assets:
      Cash and short-term investments.........       $ 17,263          $ 32,699
      Accounts and notes receivable...........         15,928            15,671
      Inventories:
        Merchandise...........................          6,905             6,940
        China, silver and supplies............          4,327             3,336
      Income tax receivable...................          7,877            15,050
      Prepaid rent and other expenses.........          7,522             7,690
      Deferred income taxes...................          2,924             4,248
      Assets held for disposal................          4,437             3,242
                                                     ---------        ----------
          Total current assets................         67,183            88,876
                                                     ---------        ----------

Property and equipment - at cost..............        797,983           555,913
        Less accumulated depreciation and
        amortization..........................       (210,336)         (203,992)
                                                     ---------        ----------
                                                      587,647           351,921

Goodwill, net.................................          7,845             7,845
Notes receivable, net.........................         35,092            35,655
Other assets..................................         38,385            36,030
                                                     ---------        ----------
          Total assets........................       $736,152          $520,327
                                                     =========        ==========

Liabilities & shareholders' equity
Current liabilities:
      Accounts payable........................       $ 38,371          $ 36,445
      Accrued liabilities:
        Taxes, other than income taxes........          9,007             9,174
        Payroll and related costs.............         16,008            21,233
        Insurance.............................          5,895             5,793
        Rent and other........................         17,924            20,037
      Current portion of long-term debt.......            608               601
                                                     ---------         ---------
          Total current liabilities...........         87,813            93,283
                                                     ---------         ---------

Long-term debt, net of current portion........        218,596             7,626
Deferred income taxes.........................         25,797            24,255
Deferred escalating minimum rent..............          9,027             8,900
Other deferred liabilities....................         51,593            51,857
Shareholders' equity:
   Common stock, $0.01 par value;(authorized
        100,000 shares; issued 63,802 @ 9/3/02;
        64,188 @ 6/4/02)......................            638               642
      Capital in excess of par value..........          3,064            12,951
      Retained earnings.......................        344,657           325,902
                                                     ---------         ---------
                                                      348,359           339,495
      Deferred compensation liability payable
        in Company stock......................          4,870             4,766
      Company stock held by Deferred
        Compensation Plan.....................         (4,870)           (4,766)
      Accumulated other comprehensive loss....         (5,033)           (5,089)
                                                     ---------         ---------

          Total liabilities & shareholders'
                equity........................       $736,152          $520,327
                                                     =========         =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               RUBY TUESDAY, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER-SHARE DATA)
                                  (UNAUDITED)




                                                     THIRTEEN WEEKS ENDED
                                                 SEPTEMBER 3,     SEPTEMBER 4,
                                                    2002              2001
                                                -------------    -------------
Revenues:
     Restaurant sales and operating revenues       $218,713         $199,692
     Franchise revenues.....................          3,799            3,292
                                                   ---------        ---------
                                                    222,512          202,984
Operating costs and expenses:
     Cost of merchandise....................         58,865           53,369
     Payroll and related costs..............         74,439           64,737
     Other restaurant operating costs.......         38,451           40,327
     Depreciation and amortization..........          9,999            8,084
     Selling, general and administrative,
        net of support service fee income
        totaling $3,634 in 2003 and $2,852
        in 2002.............................         10,864           11,608
     Equity in (earnings)/loss of
        Unconsolidated franchises...........           (565)              41
     Interest income, net...................           (506)          (1,383)
                                                   ---------        ---------
                                                    191,547          176,783
                                                   ---------        ---------

Income before income taxes and cumulative
  effect of change in accounting
  principle.................................         30,965          26,201
Provision for income taxes..................         10,776           9,302
                                                   ---------        --------
                                                     20,189          16,899
Cumulative effect of change in accounting
  principle, net of tax.....................            -                58
                                                   ---------        --------


Net income..................................       $ 20,189        $ 16,841
                                                   =========       =========
   Earnings per share:

     Basic..................................       $   0.32        $   0.27
                                                   =========       =========
     Diluted................................       $   0.31        $   0.26
                                                   =========       =========

   Weighted average shares:

     Basic..................................         63,818          63,245
                                                   =========       =========
     Diluted................................         65,101          65,187
                                                   =========       =========

   Cash dividends declared per share........        2.25(cents)     2.25(cents)
                                                   ===========     ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               RUBY TUESDAY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                        THIRTEEN WEEKS ENDED
                                                    SEPTEMBER 3,    SEPTEMBER 4,
                                                        2002            2001
                                                    ------------    ------------
Operating activities:
Net income........................................     $ 20,189        $ 16,841
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization...................        9,999           8,084
  Amortization of intangibles.....................           44               1
  Cumulative effect of accounting change, net
     of tax.......................................            -              58
  Deferred income taxes...........................        2,829             (54)
  Loss on impairment and disposition of assets....          506           1,359
  Loss (gain) on derivatives .....................           83             (79)
  Equity in earnings of unconsolidated franchises.         (565)             41
  Other...........................................           95              78
  Changes in operating assets and liabilities:
     Receivables..................................          306          (1,533)
     Inventories..................................         (956)           (211)
     Income tax receivable........................        7,174          10,812
     Prepaid and other assets.....................          215           1,353
     Accounts payable,
      accrued and other liabilities...............       (4,907)         (1,365)
                                                        ---------       --------
  Net cash provided by operating activities.......       35,012          35,385
                                                        ---------       --------

Investing activities:
Purchases of property and equipment...............      (40,295)        (20,171)
Proceeds from disposal of assets..................          158               4
Acquisition of an additional 49% interest in
  unconsolidated franchises.......................         (500)           (500)
Other, net........................................          243          (1,595)
                                                        --------        --------
  Net cash used in investing activities...........      (40,394)        (22,262)
                                                        --------        --------

Financing activities:
Net change in short-term borrowings...............            -         (14,200)
Proceeds from long-term debt......................        1,451               -
Principal payments on long-term debt..............         (147)           (121)
Proceeds from issuance of stock, including
  treasury stock..................................        1,755           5,914
Stock repurchases, net of changes in the
  Deferred Compensation Plan......................      (11,681)         (3,308)
Dividends paid....................................       (1,432)         (1,423)
                                                        --------        --------
  Net cash used in financing activities...........      (10,054)        (13,138)
                                                        --------        --------

Decrease in cash and short-term investments.......      (15,436)            (15)
Cash and short-term investments:
  Beginning of year...............................       32,699          10,636
                                                       ---------      ----------
  End of quarter..................................     $ 17,263       $  10,621
                                                       =========      ==========

Supplemental disclosure of cash flow information-

Significant non-cash investing and financing
  activity-
      Acquisition of property and equipment through
      refinancing of bank-financed operating lease
      obligations with bank debt                       $209,673

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
Ruby Tuesday, Inc. (the "Company," "RTI," "we", "our") owns and operates Ruby Tuesday(r) casual dining restaurants. We also franchise the Ruby Tuesday concept in selected domestic and international markets. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended September 3, 2002 are not necessarily indicative of results that may be expected for the year ending June 3, 2003. The balance sheet at June 4, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income.
For further information, refer to the consolidated financial statements and footnotes thereto included in Ruby Tuesday, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 4, 2002.

NOTE B - EARNINGS PER SHARE
Basic earnings per share is calculated using the weighted average number of shares outstanding during each period. The computation of diluted earnings per share gives effect to options outstanding during the applicable periods. The effect of stock options increased the diluted weighted average shares outstanding by approximately 1.3 million and 1.9 million for the thirteen weeks ended September 3, 2002 and September 4, 2001, respectively.

NOTE C - ALLOWANCE FOR DOUBTFUL NOTES
Amounts reflected for long-term notes receivable at September 3, 2002 and June 4, 2002 are net of a $19.5 million allowance for doubtful notes.

NOTE D - OTHER DEFERRED LIABILITIES
Other deferred liabilities at September 3, 2002 and June 4, 2002 included $15.2 million and $15.6 million, respectively, for the liability due to participants in our Deferred Compensation Plan and $9.8 million and $9.6 million, respectively, for the liability due to participants of the Company's Executive Supplemental Pension Plan.

NOTE E - FRANCHISE PROGRAMS
On July 9, 2002, RTI acquired an additional 49% equity interest in a sixth franchise for $0.5 million pursuant to the terms of the Limited Partnership Agreement, bringing the Company's equity interest in the franchise to 50%.
We currently hold a 50% equity interest in six franchises which collectively operate 61 Ruby Tuesday restaurants. We apply the equity method of accounting to all 50%-owned franchises.

NOTE F - COMPREHENSIVE INCOME
Comprehensive income includes net income adjusted for certain revenues, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America, such as adjustments to the minimum pension liability and interest rate swaps. Total comprehensive income for the thirteen weeks ended September 3, 2002 and September 4, 2001 are as follows (in thousands):

                                                  THIRTEEN WEEKS ENDED
                                          SEPTEMBER 3, 2002    SEPTEMBER 4, 2001
                                         ------------------   ------------------

Net income................................      $ 20,189             $ 16,841
Other comprehensive income:
  Cumulative effect of change in account-
     ing principle, net of taxes of $663...           -               (1,032)
  Change in current period market value....        (604)                (773)
  Losses reclassified into the consolidated
     statement of income...................         659                  143
                                               ---------            ---------
Total comprehensive income.................     $ 20,244             $ 15,179
                                               =========            =========


NOTE G - REFINANCE OF OUR BANK-FINANCED OPERATING LEASE OBLIGATIONS
On July 26, 2002, RTI entered into a transaction to refinance its bank-financed (also called "synthetic") operating lease obligations and revolving credit facility with traditional bank debt through RTI's existing bank group. The new Revolving Credit and Term Loan Agreement (the "Credit Agreement") consists of approximately $200.6 million revolving credit facility and approximately $70.4 million term loan. The term loan portion of the new Credit Agreement is scheduled to mature on October 2, 2003. The revolving credit portion of the new Credit Agreement will mature on October 10, 2005.

Terms of the new Credit Agreement are in many instances similar to the previous revolving credit facility. As with the previous revolving credit facility, interest rates charged on borrowings can vary depending on the interest rate option we choose to utilize. Our options for the rate can either be the Base Rate or LIBOR plus applicable margin. The Base Rate is defined to be the higher of the issuing bank's prime lending rate or the Federal Funds rate plus 0.5%. Our other choice is to use the LIBOR rate plus the Applicable Margin, which is a percentage ranging from 0.875% to 1.50%. The Applicable Margin percent is based on a bank-defined financial ratio computed quarterly. We pay commitment fees quarterly ranging from 0.15% to 0.25% on the unused portion of the new credit facility. The new Credit Agreement contains restrictions on obtaining additional debt, the payment of dividends and has certain covenants regarding funded debt, net worth, and fixed charge coverage. At July 26, 2002, we refinanced $208.2 million of bank-financed operating lease obligations with $139.3 million and $70.4 million of the revolving credit facility and the term loan, respectively (debt amounts include fees). The result of the refinancing was to put property and equipment and debt on our balance sheet and, therefore, depreciation and interest expense will be higher and rent expense lower than in prior periods.

NOTE H - ADOPTION OF NEW ACCOUNTING STANDARDS
In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Among other changes, SFAS 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. We adopted SFAS 144 during the current quarter. Adoption of this new accounting standard did not have a significant impact on net income during the current quarter and is not expected to significantly impact net income in the future.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). Under SFAS 145, gains and losses on extinguishments of debt are to be classified as income or loss from continuing operations rather than extraordinary items. Adoption of this Statement is required for fiscal years beginning after May 15, 2002. We adopted SFAS 145 during the current quarter. Adoption of this new accounting standard did not have a significant impact on net income during the current quarter and is not expected to significantly impact net income in the future.

NOTE I - NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of this Statement are effective for the Company beginning fiscal year 2004, with early application encouraged. We do not expect the adoption of this Statement to have a material impact on our financial condition or results of operations.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. Severance pay under SFAS 146, in many cases, would be recognized over time rather than up front. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect the adoption of this Statement to have a material impact on our financial condition or results of operations.

                                     ITEM 2
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

General:
RTI generates revenues from the sale of food and beverages at our restaurants and revenues received from our franchisees. Franchise revenue is recognized when we have performed all material services and the restaurant has opened for business. Franchise revenue includes royalty, development and operating agreement fees. The following is an overview of the thirteen weeks ended September 3, 2002.

OVERVIEW:
        During the thirteen weeks ended September 3, 2002,
             - Net income increased 19.9% to $20.2 million from $16.8 million.
             - Diluted earnings per share increased 19.2% to $0.31 from $0.26.
             - Same-store sales for Company-owned Ruby Tuesday restaurants increased 1.1%.
             - 13 Company-owned Ruby Tuesday restaurants were opened.
             - Five Company-owned Ruby Tuesday restaurants were closed. Each of these restaurants was closed as part of upgrading our portfolio of restaurants.
             - Six franchise restaurants were opened, two of which were international franchise units. Two domestic franchise units were closed.
             - We purchased 548,000 shares of our common stock. We have
               5.3 million shares remaining authorized for repurchase under our ongoing share repurchase program.

Results of Operations:
The following table sets forth selected restaurant operating data as a percentage of total revenues, except where otherwise noted, for the periods indicated. All information is derived from our unaudited condensed consolidated financial statements located within this Form 10-Q.


                                                  Thirteen weeks ended
                                                ---------------------------
                                                September 3,   September 4,
                                                    2002           2001
                                                ---------------------------
Revenues:
     Company restaurant sales...............         98.3%          98.4%
     Franchise revenues.....................          1.7            1.6
                                                    ------         ------
       Total revenues.......................        100.0          100.0
Operating costs and expenses:
     Cost of merchandise (1)................         26.9           26.7
     Payroll and related costs (1)..........         34.0           32.4
     Other restaurant operating costs (1)...         17.6           20.2
     Depreciation and amortization (1)......          4.6            4.0
     Selling, general and administrative....          4.9            5.7
     Equity in earnings of unconsolidated
          franchises........................         (0.3)            -
     Interest income, net...................         (0.2)          (0.7)
                                                    -------        ------
Income before income taxes..................         13.9           12.9

Provision for income taxes..................          4.8            4.6
                                                    -------        -------
Net income..................................          9.1%           8.3%
                                                    =======        =======


(1) As a percentage of Company restaurant sales.

The following table shows year-to-date Company-owned and franchised restaurant openings and closings, and total restaurants as of the end of the first quarter.

                                Year-to-date    Year-to-date   Total Open at End
                                  Openings        Closings     of First Quarter
                               --------------  --------------  -----------------
                               Fiscal  Fiscal  Fiscal  Fiscal   Fiscal   Fiscal
                                2003    2002    2003    2002     2003     2002
                               ------  ------  ------  ------  -------   -----
  Company-owned                  13      14       5       4      405       384
  Domestic franchise              4       6       2       1      185       156
  International franchise         2       2       0       0       18        14

We estimate that approximately 35 to 40 additional Company-owned Ruby Tuesday restaurants will be opened during the remainder of Fiscal 2003. Additionally, we expect franchisees to open approximately 18 to 22 Ruby Tuesday restaurants during the remainder of Fiscal 2003.

Revenues
RTI's restaurant sales increased $19.0 million (9.5%) to $218.7 million for the thirteen weeks ended September 3,2002 compared to the same period of the prior year. This increase primarily results from a 1.1% increase in same store sales and a 3.2% increase in average unit volumes coupled with a net increase of 19 units. Franchise revenues totaled $3.8 million for the thirteen weeks ended September 3, 2002 compared to $3.3 million for the same period in the prior year. Franchise revenues are predominately comprised of domestic and international royalties, which totaled $3.4 million and $2.9 million for the thirteen week periods ending September 3, 2002 and September 4, 2001, respectively.

Pre-tax Income
Pre-tax income increased $4.8 million for the thirteen weeks ended September 3, 2002 to $31.0 million, an 18.2% increase over the corresponding period of the prior year. The increase was due to positive same store sales for the Ruby Tuesday concept; increases in average unit volumes, number of units and in franchise revenues; increased income from our equity in earnings of unconsolidated franchises; and a reduction, as a percentage of revenues, of other restaurant operating costs, selling, general and administrative expenses as discussed below.

Cost of Merchandise
Cost of merchandise, as a percentage of Company restaurant sales, increased 0.2% for the thirteen weeks ended September 3, 2002 compared to the same period of the prior year. The increase is due to promotional programs, which ran higher food costs in the current quarter coupled with lower vendor rebate income having been recorded during the quarter. The higher food cost items contributed to higher margins. Current year food cost percentage is comparable to that of the fourth quarter of the prior fiscal year.

Payroll and Related Costs
Payroll and related costs increased 1.6% as a percentage of Company restaurant sales for the thirteen weeks ended September 3, 2002 as compared to the same period of the prior year attributable to an increase in hourly labor due to our continued focus on increasing staffing levels (average staffing per unit is seven team members higher than the prior year). We believe that increasing staffing levels will better allow us to drive same-store sales, margins and returns through better operations.

Other Restaurant Operating Costs
Other restaurant operating costs, as a percentage of Company restaurant sales, decreased 2.6% for the thirteen weeks ended September 3, 2002 as compared to the same period of the prior year. The reduction is primarily due to a decrease in rent expense which resulted from the July 26, 2002 refinancing of our bank-financed operating leases, lower utilities as a result of favorable weather and market conditions, and lower asset impairment charges, due to greater charges for under-performing Ruby Tuesday units recorded during the prior year's first quarter.

Depreciation and Amortization
Depreciation and amortization, as a percentage of Company restaurant sales, increased 0.6% for the thirteen weeks ended September 3, 2002, as compared to the same period of the prior year as a result of the refinancing of the bank-financed operating leases with traditional bank debt as mentioned above. The impact of the additional depreciation expense in Fiscal 2003 from the refinancing is expected to be $5.5 million.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, as a percentage of total revenues, decreased 0.8% for the thirteen weeks ended September 3, 2002 as compared to the same period of the prior year. The decrease is attributable to higher average unit volumes, a decrease in Neighborhood Marketing expense, and lower information technology expenses due to taking unit level technology projects in-house, and increased support service fees in the current year which reduced selling, general and administrative costs.

Equity in Earnings of Unconsolidated Franchises
Our equity in the earnings of unconsolidated franchises increased to 0.3% for the thirteen weeks ended September 3, 2002 as compared to the same period of the prior year, due to additional investments in franchisees that were made in Fiscal 2002 and the current quarter. As of September 3, 2002, we held 50% equity investments in six franchises operating (collectively) 61 Ruby Tuesday restaurants. As of September 4, 2001, we held 50% equity investments in two franchises operating (collectively) 22 Ruby Tuesday restaurants.

Net Interest Income/Expense
Net interest income decreased $0.9 million for the thirteen weeks ended September 3, 2002, as compared to the same period of the prior year due to the failure of Specialty Restaurant Group, LLC to pay interest on its note payable to us, which we wrote off during Fiscal 2002, and an increase in interest expense due to refinancing of the bank-financed operating leases with the new credit facility during the current quarter. Provision for Income Taxes The effective tax rate for the current quarter was 34.8%, down from 35.5% for the same period of the prior year. The change in the effective rate was due to tax savings strategies implemented in Fiscal 2002 and continued in Fiscal 2003.

Liquidity and Capital Resources

Sources and Uses of Cash
The following table presents a summary of the Company's cash flows from operating, investing, and financing activities for the periods indicated (in thousands).

                                    Thirteen Weeks Ended    Thirteen Weeks Ended
                                      September 3, 2002       September 4, 2001
                                    --------------------    --------------------
Net cash provided by operating
    activities                            $ 35,012                $ 35,385
Net cash used by investing activities      (40,394)                (22,262)
Net cash used by financing activities      (10,054)                (13,138)
                                          ---------               ---------
Net decrease in cash and short-term
investments                               $(15,436)               $    (15)
                                          =========               =========


Operating activities provided $0.4 million less for the thirteen weeks ended September 3, 2002 primarily due to a decrease in the net cash provided by the change in operating assets and liabilities of $7.2 million (due to timing of income tax payments and greater settlement of accounts payable during the current quarter) and an increase in the equity earnings of unconsolidated franchises of $0.6 million, offset by increases in net income of $3.3 million, deferred income taxes of $2.8 million and depreciation expense of $1.9 million due to the unwinding of the bank-funded operating lease agreements.

Investing activities used an additional $18.1 million in the current quarter due to increased property and equipment purchases with cash from operations as the Company no longer utilizes bank-funded operating lease agreements.

Financing activities used $3.1 million less in the current quarter due to the repayment of outstanding short-term borrowings in the prior quarter and increased long-term borrowings in the current quarter ($15.6 million) offset by a decrease in proceeds from issuance of stock of $4.2 million due to fewer employee stock option exercises, and an increase in stock repurchases during the current quarter as compared to the prior quarter of $8.4 million.

Capital Expenditures
We require capital principally for new restaurant construction, equipment replacement, and remodeling of existing restaurants. Property and equipment expenditures during the current quarter were $40.3 million. Capital expenditures for the remainder of Fiscal 2003 are projected to be approximately $130.0 to $135.0 million which we intend to fund with cash provided by operations and financing activities. See "Special Note Regarding Forward-Looking Information."

Borrowings and Credit Facilities
On July 26, 2002, RTI entered into a transaction to refinance all of our bank-financed operating lease obligations and our revolving credit facility with traditional bank debt through our existing bank group. The new Revolving Credit and Term Loan Agreement (the "Credit Agreement") consists of a $200.6 million revolving credit facility and a $70.4 million term loan. Terms of the Credit Agreement are in many instances similar to the previous revolving credit facility. As with the previous revolving credit facility, interest rates charged on borrowings can vary depending on the interest rate option we choose to utilize. Our options for the rate can either be the Base Rate or LIBOR plus applicable margin. The Base Rate is defined to be the higher of the issuing bank's prime lending rate or the Federal Funds rate plus 0.5%. Our other choice is the LIBOR rate plus the Applicable Margin, which is a percentage ranging from 0.875% to 1.50%. The Applicable Margin percent is based on a bank-defined financial ratio computed quarterly. We pay commitment fees quarterly ranging from 0.15% to 0.25% on the unused portion of the new credit facility. The new Credit Agreement contains restrictions on obtaining additional debt, the payment of dividends and has certain covenants regarding funded debt, net worth, and fixed charge coverage. The term loan portion of the new Credit Agreement is scheduled to mature on October 2, 2003. The revolving credit portion of the new Credit Agreement will mature on October 10, 2005. At September 3, 2002, we had a total of $211.1 million of borrowings outstanding under the new Credit Agreement, $140.7 million of borrowings under the revolving credit portion and $70.4 million under the term loan portion.

We also have five interest rate swap agreements with notional amounts aggregating $125.0 million. These swap agreements fix the interest rate on an equivalent amount of our floating-rate obligations of rates ranging from 5.05% to 5.73%, plus applicable spreads ranging from 0.875% to 1.75%, for periods up through December 8, 2003 (See Note G to the Condensed Consolidated Financial Statements).

During the remainder of Fiscal 2003, we expect to fund operations, capital expansion, the repurchase of common stock, and the payment of dividends from operating cash flows, our new Credit Agreement, and through operating leases. See "Special Note Regarding Forward-Looking Information."

Total long-term debt including current maturities and short-term borrowings increased a net $211.0 million during the current quarter in conjunction with refinancing the bank-financed operating lease agreements with traditional bank debt.

New Accounting Standards
See Note I to the Condensed Consolidated Financial Statements.


                     KNOWN EVENTS, UNCERTAINTIES AND TRENDS

Financial Strategy and Stock Repurchase Plan
Our financial strategy is to utilize a prudent amount of debt, including operating leases, to minimize the weighted average cost of capital while allowing financial flexibility and the equivalent of an investment-grade bond rating. This strategy allows us to repurchase RTI common stock at times when cash flow exceeds capital expenditures and other funding requirements. During the thirteen weeks ended September 3, 2002, we purchased 0.5 million shares of RTI common stock for a total purchase price of $11.7 million. The total number of remaining shares authorized to be repurchased, as of September 3, 2002, is
5.3 million. To the extent not funded with cash from operating activities, additional repurchases may be funded by borrowings on the credit facilities.

Dividends
During Fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to RTI's shareholders. This policy calls for payment of semi-annual dividends of 2.25(cent) per share. In accordance with this policy, we paid dividends of $1.4 million in the current quarter. The payment of a dividend in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future. Additionally, our credit facilities contain certain limitations on the payment of dividends. See "Special Note Regarding Forward-Looking Information."


SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION
The foregoing section contains various "forward-looking statements," which represent the Company's expectations or beliefs concerning future events, including the following: future financial performance and restaurant growth (both Company-owned and franchised), future capital expenditures, future borrowings and repayment of debt, and payment of dividends. The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from those included in the forward-looking statements, including, without limitation, the following: consumer spending trends and habits; mall-traffic trends; increased competition in the casual dining restaurant market; weather conditions in the regions in which Company-owned and franchised restaurants are operated; consumers' acceptance of our development prototypes; laws and regulations affecting labor and employee benefit costs; costs and availability of food and beverage inventory; our ability to attract qualified managers, franchisees and team members; changes in the availability of capital; and general economic conditions.

                                    ITEM 4.

                            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of this report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 3, 2002.

Changes in Internal Controls

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                          PART II - OTHER INFORMATION
                                    ITEM 1.
                               LEGAL PROCEEDINGS
We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending legal proceedings will not have a material adverse effect on our operations, financial position or liquidity.

In addition, the Company, as successor to Morrison Restaurants Inc. ("Morrison"), is a party to a case (Morrison Restaurants Inc. v. United States of America, et al.,) originally filed by Morrison in 1994 to claim a refund of taxes paid in the amount of approximately $3,000 and abatement of taxes assessed by the Internal Revenue Service ("IRS") against Morrison on account of the employer's share of FICA taxes on unreported tips allegedly received by employees. The IRS filed a counterclaim for approximately $7,000 in additional taxes. The case was decided by the U.S. District Court in favor of the Company in February 1996 on summary judgment. The IRS appealed the District Court's decision and, in August 1997, the U.S. Court of Appeals for the Eleventh Circuit reversed the award of summary judgment and remanded the case to the District Court for proceedings consistent with the court's opinion. In its reversal, the Eleventh Circuit upheld the IRS' enforcement policy with respect to the employer's share of FICA taxes on allegedly unreported tips. The Company subsequently petitioned the U.S. Court of Appeals for a review of the matter by the full Court. Such petition was denied. To date, no additional liability, based on comparable assessments for the Company's other units, has been pursued by the IRS. On June 17, 2002, the U.S. Supreme Court, in United States v. Fior d Italia, upheld the IRS' enforcement policy. Notwithstanding the ruling in Fior, it is our position that additional assessments are unlikely. We believe that a dollar-for-dollar business tax credit would be available to the Company to offset, over a period of years, a majority of any additional taxes determined to be due. Moreover, we have, since January 1997, been a participant in the IRS' enforcement program which would eliminate the risk of additional assessments in return for our proactive role in promoting employee tip reporting. We believe that the protection against additional assessments afforded by this agreement would be available to the Company.

                                    ITEM 6.

                        EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
The following exhibits are filed as part of this report:

Exhibit
  No.
-------

 99.1   First Amendment to Amended and Restated Loan Facility Agreement and
                   Guaranty.
 99.2   Second Amendment to Amended and Restated Loan Facility Agreement and
                   Guaranty.
 99.3   Third Amendment to Amended and Restated Loan Facility Agreement and
                   Guaranty.
 99.4   Fourth Amendment to Amended and Restated Loan Facility Agreement and
                   Guaranty.
 99.5   Certification of Chairman of the Board and Chief Executive Officer
                   pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002.
 99.6   Certification of Senior Vice President and Chief Financial Officer
                   pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002.



REPORTS ON FORM 8-K

        On July 29, 2002, we filed a current report on Form 8-K to report the refinancing of our synthetic lease facilities as of July 26, 2002.

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     RUBY TUESDAY, INC.
                                     -------------------
                                     (Registrant)

 10 / 16 / 2002                  By: /s/ Marguerite N. Duffy
---------------                      ----------------------------
 DATE                                    Marguerite N. Duffy
                                         Senior Vice President and
                                         Chief Financial Officer

                                 CERTIFICATIONS

I, Samuel E. Beall, III, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Ruby Tuesday, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 16, 2002

/s/ Samuel E. Beall, III
------------------------
Samuel E. Beall, III
Chairman of the Board
and Chief Executive Officer

I, Marguerite N. Duffy, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Ruby Tuesday, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 16, 2002


/s/ Marguerite N. Duffy
-----------------------
Marguerite N. Duffy
Senior Vice President
and Chief Financial Officer