Form 10-Q
period 2002-12-03
RUBY TUESDAY INC
filed 2003-01-15
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 3, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

        Commission file number 1-12454

RUBY TUESDAY, INC.

        (Exact name of registrant as specified in charter)

GEORGIA	63-0475239
(State of incorporation or organization)	(I.R.S. Employer identification)

150 West Church Avenue, Maryville, Tennessee 37801
(Address of principal executive offices)    (Zip Code)

Registrant’s telephone number, including area code: (865) 379-5700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No

64,033,477

        (Number of shares of $0.01 par value common stock outstanding as of January 13, 2003)

RUBY TUESDAY, INC

Page
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
DECEMBER 3, 2002 (UNAUDITED) AND JUNE 4, 2002	3

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED) FOR THE THIRTEEN AND TWENTY-SIX
WEEKS ENDED DECEMBER 3, 2002 AND DECEMBER 4, 2001	4

CONDENSED CONSOLIDATED STATEMENTS OF CASH
FLOWS (UNAUDITED) FOR THE TWENTY-SIX WEEKS
ENDED DECEMBER 3, 2002 AND DECEMBER 4, 2001	5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)	6-9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS	10-19

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK	20

ITEM 4. CONTROLS AND PROCEDURES	21

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	22
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS	NONE
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	NONE
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS	23
ITEM 5. OTHER INFORMATION	23
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	24
SIGNATURES	25
CERTIFICATIONS	26-27

PART I - FINANCIAL INFORMATION
ITEM 1

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)

	DECEMBER 3, 2002	JUNE 4, 2002
	(UNAUDITED)	(NOTE A)
Assets
Current assets:
Cash and short-term investments	$6,414	$32,699
Accounts and notes receivable	14,090	15,671
Inventories:
Merchandise	8,166	6,940
China, silver and supplies	4,616	3,336
Income tax receivable	11,523	15,050
Prepaid rent and other expenses	6,911	7,690
Deferred income taxes	2,864	4,248
Assets held for disposal	6,313	3,242

Total current assets	60,897	88,876

Property and equipment - at cost	831,433	555,913
Less accumulated depreciation and amortization	(220,084)	(203,992)

	611,349	351,921

Goodwill, net	7,845	7,845
Notes receivable, net	36,290	35,655
Other assets	40,610	36,030

Total assets	$756,991	$520,327

Liabilities & shareholders' equity
Current liabilities:
Accounts payable	$35,620	$36,445
Accrued liabilities:
Taxes, other than income taxes	7,302	9,174
Payroll and related costs	16,310	21,233
Insurance	5,443	5,793
Rent and other	18,382	20,037
Current portion of long-term debt	71,030	601

Total current liabilities	154,087	93,283

Long-term debt, net of current portion	149,035	7,626
Deferred income taxes	30,257	24,255
Deferred escalating minimum rent	9,112	8,900
Other deferred liabilities	50,990	51,857
Shareholders' equity:
Common stock, $0.01 par value; (authorized 100,000
shares; issued 63,954 @ 12/3/02; 64,188 @ 6/4/02)	640	642
Capital in excess of par value	5,096	12,951
Retained earnings	362,243	325,902

	367,979	339,495
Deferred compensation liability payable in
Company stock	4,926	4,766
Company stock held by Deferred Compensation Plan	(4,926)	(4,766)
Accumulated other comprehensive loss	(4,469)	(5,089)

Total liabilities & shareholders' equity	$756,991	$520,327

The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER-SHARE DATA)
(UNAUDITED)

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	DECEMBER 3, 2002	DECEMBER 4, 2001	DECEMBER 3, 2002	DECEMBER 4, 2001
Revenues:
Restaurant sales and operating revenue	$208,054	$195,729	$426,767	$395,421
Franchise revenues	3,449	3,256	7,248	6,548

	211,503	198,985	434,015	401,969
Operating costs and expenses:
Cost of merchandise	55,448	52,511	114,313	105,880
Payroll and related costs	70,825	65,040	145,264	129,777
Other restaurant operating costs	35,474	39,562	73,925	79,889
Depreciation and amortization	11,604	8,491	21,603	16,575
Selling, general and administrative,
net of support service fee income
for the thirteen and twenty-six week
periods totaling $2,829 and $6,463 in
fiscal 2003, and $2,541 and $5,392 in
fiscal 2002, respectively	10,497	11,249	21,361	22,857
Equity in (earnings)/loss of
unconsolidated franchises	(311)	207	(876)	248
Interest expense/(income), net	997	(1,460)	491	(2,843)

	184,534	175,600	376,081	352,383

Income before income taxes and cumulative
effect of change in accounting
principle	26,969	23,385	57,934	49,586
Provision for income taxes	9,384	8,303	20,160	17,605

	17,585	15,082	37,774	31,981
Cumulative effect of change in accounting
principle, net of tax	--	--	--	58

Net income	$17,585	$15,082	$37,774	$31,923

Earnings per share:
Basic	$0.27	$0.23	$0.59	$0.50

Diluted	$0.27	$0.23	$0.58	$0.49

Weighted average shares:
Basic	63,870	63,652	63,844	63,449

Diluted	64,899	65,360	65,000	65,273

Cash dividends declared per share	--	--	2.25¢	2.25¢

The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS EXCEPT PER-SHARE DATA)
(UNAUDITED)

	TWENTY-SIX WEEKS ENDED
	DECEMBER 3, 2002	DECEMBER 4, 2001
Operating activities:
Net income	$37,774	$31,923
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	21,603	16,575
Amortization of intangibles	63	10
Cumulative effect of accounting change, net
of tax	--	58
Deferred income taxes	6,791	1,620
Loss on impairment and disposition of assets	508	2,938
Loss on derivatives	122	82
Equity in (earnings)/loss
of unconsolidated franchises	(876)	248
Other	111	315
Changes in operating assets and liabilities:
Receivables	946	(2,207)
Inventories	(2,506)	(762)
Income tax receivable	3,721	(177)
Prepaid and other assets	1,076	1,188
Accounts payable,
accrued and other liabilities	(8,683)	12,217

Net cash provided by operating activities	60,650	64,028

Investing activities:
Purchases of property and equipment	(79,042)	(52,416)
Proceeds from disposal of assets	1,583	12
Acquisition of restaurant properties
from franchisee	--	(1,700)
Acquisition of an additional 49% interest in
unconsolidated franchises	(2,000)	(500)
Other, net	(302)	(3,395)

Net cash used in investing activities	(79,761)	(57,999)

Financing activities:
Net change in short-term borrowings	--	(14,700)
Proceeds from long-term debt	2,451	11,000
Principal payments on long-term debt	(286)	(2,244)
Proceeds from issuance of stock, including
treasury stock	3,774	11,853
Stock repurchases, net of changes in the
Deferred Compensation Plan	(11,681)	(4,903)
Dividends paid	(1,432)	(1,420)

Net cash used in financing activities	(7,174)	(414)

(Decrease)/increase in cash and short-term
investments	(26,285)	5,615
Cash and short-term investments:
Beginning of year	32,699	10,636

End of quarter	$6,414	$16,251

Supplemental disclosure of cash flow information-
Significant non-cash investing and financing
activity-
Acquisition of property and equipment through
refinancing of bank-financed operating lease
obligations with bank debt	$209,673

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION

        Ruby Tuesday, Inc. (the “Company,” “RTI,” “we”, “our”) owns and operates Ruby Tuesday® casual dining restaurants. We also franchise the Ruby Tuesday concept in selected domestic and international markets. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six week periods ended December 3, 2002 are not necessarily indicative of results that may be expected for the year ending June 3, 2003.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in Ruby Tuesday, Inc.‘s Annual Report on Form 10-K for the fiscal year ended June 4, 2002.

NOTE B — EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of shares outstanding during each period. The computation of diluted earnings per share gives effect to options outstanding during the applicable periods. The effect of stock options increased the diluted weighted average shares outstanding by approximately 1.0 million and 1.7 million for the thirteen weeks ended December 3, 2002 and December 4, 2001, respectively, and approximately 1.2 million and 1.8 million for the twenty-six weeks ended December 3, 2002 and December 4, 2001, respectively. For the twenty-six week period ended December 3, 2002, basic and diluted earnings per share before and after the cumulative effect of change in accounting principle are the same.

NOTE C – ALLOWANCE FOR DOUBTFUL NOTES

Amounts reflected for long-term notes receivable at December 3, 2002 and June 4, 2002 are net of a $19.5 million allowance for doubtful notes.

NOTE D — OTHER DEFERRED LIABILITIES

Other deferred liabilities at December 3, 2002 and June 4, 2002 included $15.4 million and $15.6 million, respectively, for the liability due to participants in our Deferred Compensation Plan and $9.9 million and $9.6 million, respectively, for the liability due to participants of the Company’s Executive Supplemental Pension Plan.

NOTE E – FRANCHISE PROGRAMS

On November 5, 2002, RTI acquired an additional 49% equity interest in three franchises for $0.5 million each, pursuant to the terms of the applicable Limited Liability Company Operating Agreement or Limited Partnership Agreement, bringing the Company’s equity interest in those franchises to 50%. We currently hold a 50% equity interest in nine franchises which collectively operate 91 Ruby Tuesday restaurants. We apply the equity method of accounting to all 50%-owned franchises.

As part of our domestic franchise partner program, we have negotiated with various lenders a $48.0 million credit facility to assist our franchise partners with working capital needs and cash flows for operations. As sponsor of the credit facility, we serve as partial guarantor of the draws made on the revolving line-of-credit. On October 9, 2002, we renewed this line of credit and extended the termination date until October 8, 2003. As of December 3, 2002, our guarantees relative to franchise partner debts totaled $22.1 million.

NOTE F — COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”) requires the disclosure of certain revenues, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America. Total comprehensive income for the thirteen and twenty-six weeks ended December 3, 2002 and December 4, 2001 are as follows (in thousands):

	THIRTEEN WEEKS ENDED
	DECEMBER 3, 2002	DECEMBER 4, 2001
Net income	$17,585	$15,082
Other comprehensive income:
Unrecognized loss on interest rate swaps:
Change in current period market value	(108)	(1,530)
Losses reclassified into the consolidated
statement of earnings	672	312

Total comprehensive income	$18,149	$13,864

	TWENTY-SIX WEEKS ENDED
	DECEMBER 3, 2002	DECEMBER 4, 2001
Net income	$37,774	$31,923
Other comprehensive income:
Unrecognized loss on interest rate swaps:
Cumulative effect of change in
accounting principle, net of taxes of $663	--	(1,032)
Change in year-to-date market value	(712)	(2,303)
Losses reclassified into the consolidated
statement of earnings	1,331	455

Total comprehensive income	$38,393	$29,043

NOTE G – REFINANCE OF OUR BANK-FINANCED OPERATING LEASE OBLIGATIONS

On July 26, 2002, RTI entered into a transaction to refinance its bank-financed (also called “synthetic”) operating lease obligations and revolving credit facility with traditional bank debt through RTI’s existing bank group. The new Revolving Credit and Term Loan Agreement (the “Credit Agreement”) consists of approximately $200.6 million revolving credit facility and approximately $70.4 million term loan. The term loan portion of the new Credit Agreement is scheduled to mature on October 2, 2003. The revolving credit portion of the new Credit Agreement will mature on October 10, 2005.

Terms of the new Credit Agreement are in many instances similar to the previous revolving credit facility. As with the previous revolving credit facility, interest rates charged on borrowings can vary depending on the interest rate option we choose to utilize. Our options for the rate can either be the Base Rate or LIBOR plus applicable margin. The Base Rate is defined to be the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.5%. Our other choice is to use the LIBOR rate plus the Applicable Margin, which is a percentage ranging from 0.875% to 1.50%. The Applicable Margin percent is based on a bank-defined financial ratio computed quarterly. We pay commitment fees quarterly ranging from 0.15% to 0.25% on the unused portion of the new credit facility. The new Credit Agreement contains restrictions on obtaining additional debt, the payment of dividends and has certain covenants regarding funded debt and fixed charge coverage. At July 26, 2002, we refinanced $208.2 million of bank-financed operating lease obligations with $139.3 million and $70.4 million of the revolving credit facility and the term loan, respectively (debt amounts include fees). The result of the refinancing was to put property and equipment and debt on our balance sheet and, therefore, depreciation and interest expense will be higher and rent expense lower than in prior periods. At December 3, 2002, we had a total of $212.1 million of borrowings outstanding under the new Credit Agreement, consisting of $141.7 million of borrowings under the revolving credit portion and $70.4 million under the term loan portion.

NOTE H – ADOPTION OF NEW ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Among other changes, SFAS 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. We adopted SFAS 144 during the first quarter of this fiscal year. Adoption of this new accounting standard did not have a significant impact on net income during the current quarter and is not expected to significantly impact net income in the future.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). Under SFAS 145, gains and losses on extinguishments of debt are to be classified as income or loss from continuing operations rather than extraordinary items. Adoption of this Statement is required for fiscal years beginning after May 15, 2002. We adopted SFAS 145 during the first quarter of this fiscal year. Adoption of this new accounting standard did not have a significant impact on net income during the current quarter and is not expected to significantly impact net income in the future.

NOTE I – NEW ACCOUNTING STANDARDS AND INTERPRETATIONS NOT YET ADOPTED

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of this Statement are effective for the Company beginning fiscal year 2004, with early application encouraged. We do not expect the adoption of this Statement to have a material impact on our financial condition or results of operations.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. Severance pay under SFAS 146, in many cases, would be recognized over time rather than up front. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect the adoption of this Statement to have a material impact on our financial condition or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”) which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS 148 provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We do not expect the adoption of this Statement to have a material impact on our financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (the “Interpretation”), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple events.

The recognition and measurement provisions of the Interpretation are effective for all guarantees entered into or modified after December 31, 2002. RTI receives sponsor fees as consideration for its guarantees under the $48.0 million credit facility offered to its franchisees. Should the facility be renewed or modified we believe these inflows of sponsor fees will be a component used in the determination of the fair value of the guaranty liability and the corresponding asset. Based on this, it is our opinion that the impact on our financial condition and results of operations is not likely to be significant.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

General:

RTI generates revenues from the sale of food and beverages at our restaurants and revenues received from our franchisees. Franchise revenue is recognized when we have performed all material services and the restaurant has opened for business. Franchise revenue includes royalty, development and operating agreement fees. The following is an overview of the thirteen and twenty-six week periods ended December 3, 2002.

         OVERVIEW:

During the thirteen weeks ended December 3, 2002 versus the same period in the prior year,

o	Net income increased 16.6% to $17.6 million from $15.1 million.

o	Diluted earnings per share increased 17.4% to $0.27 from $0.23.

o	16 Company-owned Ruby Tuesday restaurants were opened.

o	Three franchise restaurants were opened, including one international franchise unit.

o	Same-store sales for Company-owned Ruby Tuesday restaurants decreased 0.7%.

o	Domestic franchise same-store sales decreased 1.2%.

During the twenty-six weeks ended December 3, 2002 versus the same period in the prior year,

o	Net income increased 18.3% to $37.8 million from $31.9 million.

o	Diluted earnings per share increased 18.4% to $0.58 from $0.49.

o	29 Company-owned Ruby Tuesday restaurants were opened.

o	Five Company-owned Ruby Tuesday restaurants were closed. These restaurants were closed as part of upgrading our portfolio of restaurants.

o	Nine franchise restaurants were opened, three of which were international franchise units. Two domestic franchise units were closed.

o	Same-store sales for Company-owned Ruby Tuesday restaurants increased 0.2%.

o	Domestic franchise same-store sales decreased 0.9%.

Results of Operations:

The following table sets forth selected restaurant operating data as a percentage of total revenues, except where otherwise noted, for the periods indicated. All information is derived from our unaudited condensed consolidated financial statements located within this Form 10-Q.

	Twenty-six weeks ended
	December 3, 2002	December 4, 2001
Revenues:
Company restaurant sales	98.3%	98.4%
Franchise revenues	1.7	1.6

Total revenues	100.0	100.0
Operating costs and expenses:
Cost of merchandise (1)	26.8	26.8
Payroll and related costs (1)	34.0	32.8
Other restaurant operating costs (1)	17.3	20.2
Depreciation and amortization (1)	5.1	4.2
Selling, general and administrative	4.9	5.7
Equity in (earnings)/loss of unconsol-
idated franchises	(0.2)	0.1
Interest expense/(income), net	0.1	(0.7)

Income before income taxes	13.3	12.3
Provision for income taxes	4.6	4.4

Net income	8.7%	7.9%

(1)     As a percentage of Company restaurant sales.

The following table shows year-to-date Company-owned and franchised restaurant openings and closings, and total restaurants as of the end of the second quarter.

	Year-to-date Openings		Year-to-date Closings		Total Open at End of Second Quarter
	Fiscal 2003	Fiscal 2002	Fiscal 2003	Fiscal 2002	Fiscal 2003	Fiscal 2002
Company-owned	29	32*	5	6	421	400
Domestic franchise	6	15	2	5*	187	161
International franchise	3	2	0	0	19	14

* Includes 3 units acquired from an existing franchise partner

We estimate that approximately 20 to 22 additional Company-owned Ruby Tuesday restaurants will be opened during the remainder of Fiscal 2003. Additionally, we expect domestic and international franchisees to open approximately 16 to 21 Ruby Tuesday restaurants during the remainder of Fiscal 2003.

Revenues

        RTI’s restaurant sales increased $12.3 million (6.3%) to $208.1 million for the thirteen weeks ended December 3, 2002 compared to the same period of the prior year. This increase primarily resulted from a net addition of 21 units over the prior year coupled with an increase in average unit volumes of 1.5%. These increases were offset by a decrease in same store sales of 0.7%. Franchise revenues totaled $3.5 million for the thirteen weeks ended December 3, 2002 compared to $3.3 million for the same period in the prior year. Franchise revenues are predominately comprised of domestic and international royalties, which totaled $3.2 million and $2.9 million for the thirteen-week periods ended December 3, 2002 and December 4, 2001, respectively.

        For the twenty-six weeks ended December 3, 2002, RTI’s restaurant sales increased $31.3 million (7.9%) to $426.8 million. This increase primarily resulted from a net addition of 21 units along with an increase in average unit volumes of 2.4% for the twenty-six week period ended December 3, 2002. For the twenty-six week period ended December 3, 2002, franchise revenues were $7.2 million compared to $6.5 million for the same period in the prior year. Franchise revenues are predominately comprised of domestic and international royalties, which totaled $6.6 million and $5.8 million for the twenty-six week periods ending December 3, 2002 and December 4, 2001, respectively.

Pre-tax Income

        Pre-tax income increased $3.6 million for the thirteen weeks ended December 3, 2002 to $27.0 million, a 15.3% increase over the corresponding period of the prior year. The increase was primarily attributable to the increase in sales described above and (as a percentage of Company restaurant sales or total revenue, as applicable) lower cost of merchandise, other restaurant operating costs, selling, general and administrative expenses and higher income recorded from our 50% share of the earnings of unconsolidated franchises, offset by higher payroll, depreciation and interest expense.

        For the twenty-six week period ended December 3, 2002, pre-tax income was $57.9 million, an $8.3 million (16.8%) increase over the corresponding period of the prior year. The increase was due to increases in average unit volumes, unit growth and franchise revenues, increased income from our equity in earnings of unconsolidated franchises, and a reduction, as a percentage of Company restaurant sales or total revenue, in other restaurant operating costs and selling, general and administrative expenses, offset by higher payroll, depreciation and interest expense.

Cost of Merchandise

        Cost of merchandise increased $2.9 million (5.6%) to $55.4 million for the thirteen weeks ended December 3, 2002 compared to the same period of the prior year. As a percentage of Company restaurant sales, the cost of merchandise decreased from 26.8% to 26.7% for the thirteen weeks ended December 3, 2002. The decrease is primarily due to higher unit volume discounts.

        For the twenty-six week period ended December 3, 2002, cost of merchandise increased $8.4 million (8.0%) to $114.3 million compared to the same period of the prior year. As a percentage of Company restaurant sales, the cost of merchandise was 26.8%, which was consistent with the same period in the prior year.

Payroll and Related Costs

        Payroll and related costs increased $5.8 million (8.9%) for the thirteen weeks ended December 3, 2002 as compared to the same period in the prior year. As a percentage of Company restaurant sales, payroll and related costs increased from 33.2% to 34.0%. This increase resulted primarily from an increase in hourly labor due to our continued focus on staffing levels. We believe that increasing staffing levels will better allow us to drive same-store sales, margins and returns through better operations. Average staffing per unit increased by four team members from the prior year.

        For the twenty-six week period ended December 3, 2002, payroll and related costs increased $15.5 million (11.9%) as compared to the same period in the prior year. As a percentage of Company restaurant sales, these expenses increased from 32.8% to 34.0%. The increase was primarily due to an increase in staffing.

Other Restaurant Operating Costs

        Other restaurant operating costs decreased $4.1 million (10.3%) for the thirteen-week period ended December 3, 2002 as compared to the same period in the prior year. As a percentage of Company restaurant sales, these costs decreased from 20.2% to 17.1%. The decrease was primarily a result of lower rent expense in conjunction with the refinancing of our bank-financed operating leases, and, as a percentage of Company restaurant sales, due to increased average unit volumes. Also contributing to the decrease were lower asset impairment charges due to greater charges in the prior year that included a $1.1 million impairment charge for the abandonment of information technology software which had been developed to produce more automated unit, region and division level management reports, and a $0.3 million impairment charge for five under-performing units recorded during the prior year.

        For the twenty-six week period ended December 3, 2002, other restaurant operating costs decreased $6.0 million (7.5%) as compared to the same periods in the prior year. As a percentage of Company restaurant sales, these costs decreased from 20.2% to 17.3% primarily due to a decreased rent expense which resulted from the July 26, 2002 refinancing of our bank-financed operating leases, lower closing expense and lower asset impairment charges as compared to the same period in the prior year.

Depreciation and Amortization

        Depreciation and amortization expense increased $3.1 million (36.7%) for the thirteen-week period ended December 3, 2002 as compared to the same period in the prior year. As a percentage of Company restaurant sales, these expenses increased from 4.3% to 5.6% primarily as a result of the refinancing of the bank-financed operating leases with traditional bank debt. For the thirteen-week period ended December 3, 2002, the additional depreciation recorded as a direct result of the refinancing of bank-financed operating leased units was approximately $1.5 million.

        For the twenty-six week period ended December 3, 2002, depreciation and amortization expense increased $5.0 million (30.3%) as compared to the same period in the prior year. As a percentage of Company restaurant sales, these expenses increased from 4.2% to 5.1% likewise due to the refinancing discussed above. For the twenty-six week period ended December 3, 2002, the additional depreciation recorded as a direct result of the refinancing of bank-financed operating leased units was approximately $2.2 million.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased $0.8 million (6.7%) for the thirteen-week period ended December 3, 2002 as compared to the same period in the prior year. As a percentage of total operating revenues, these expenses decreased from 5.7% to 5.0%. For the twenty-six week period ended December 3, 2002, selling, general and administrative expenses decreased $1.5 million (6.5%) as compared to the same period of the prior year. As a percentage of total operating revenues, these expenses decreased from 5.7% to 4.9%.

For both periods, the decrease was primarily due to an increase in support service fee income, (which reduced selling, general and administrative costs), a decrease in bonuses, lower equipment rent due to the buyout of certain computer leases and lower information technology expenses due to bringing unit level technology projects in-house.

Equity in Earnings of Unconsolidated Franchises

        Our equity in the earnings of unconsolidated franchises increased $0.5 million for the thirteen weeks ended December 3, 2002, as compared to the same period in the prior year. For the twenty-six week period ended December 3, 2002 equity in earnings of unconsolidated franchises increased $1.1 million as compared to the same period of the prior year due to additional investments in franchisees that were made in Fiscal 2003. During the thirteen weeks ended December 3, 2002, we exercised our purchase option for an additional 49% interest in three franchises, which brought the total exercise of purchase options to four for the twenty-six week period then ended. As of December 3, 2002, we held 50% equity investments in nine franchises operating (collectively) 91 Ruby Tuesday restaurants. As of December 4, 2001, we held 50% equity investments in two franchises operating (collectively) 23 Ruby Tuesday restaurants.

Net Interest Expense/Income

Net interest expense increased $2.5 million and $3.3 million for the thirteen and twenty-six week periods ended December 3, 2002, respectively, as compared to the same periods of the prior year. These increases resulted primarily from an increase in interest expense due to refinancing of the bank-financed operating leases with the new credit facility during first quarter of the current fiscal year and the failure of Specialty Restaurant Group, LLC to pay interest on its note payable to us, which we wrote off during Fiscal 2002.

Provision for Income Taxes

        The effective tax rate was 34.8% for both the thirteen and the twenty-six week periods ended December 3, 2002 compared to 35.5% for each of the same periods of the prior year. Our effective income tax rate decreased due to tax saving strategies implemented in Fiscal 2002 which were continued in Fiscal 2003.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table presents a summary of the Company’s cash flows from operating, investing, and financing activities for the periods indicated (in thousands).

	Twenty-Six Weeks Ended
	December 3, 2002	December 4, 2001
Net cash provided by operating activities	$60,650	$64,028
Net cash used by investing activities	(79,761)	(57,999)
Net cash used by financing activities	(7,174)	(414)

Net (decrease)/increase in cash and short-
term investments	$(26,285)	$5,615

As discussed further under Borrowings and Credit Facilities, RTI entered into a transaction on July 26, 2002 to refinance all of our bank-financed operating lease obligations and our revolving credit facility with traditional bank debt. Among other changes which resulted from this transaction, an increased amount of property and equipment purchases are now reflected on our cash flow statement. The net decrease in cash and short-term investments for the twenty-six weeks ended December 3, 2002 shown in the table above reflects property and equipment acquisitions that exceed those of the comparable period in the prior year by $26.6 million. During the first twenty-six weeks of Fiscal 2002 expenditures for property and equipment under the bank-financed operating lease program totaled $27.1 million. Also contributing to the $26.3 million decrease in cash and short-term investments is a decrease of $8.1 million in proceeds from issuance of stock from the previous year resulting from fewer employee stock option exercises.

Our working capital deficiency and current ratio for the twenty-six week period ended December 3, 2002 was $93.2 million and 0.4:1, respectively. As is common in the restaurant industry, we carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset) and receivable and inventory levels are generally not significant.

Capital Expenditures

We require capital principally for new restaurant construction, equipment replacement, and remodeling of existing restaurants. Property and equipment expenditures for the twenty-six weeks ended December 3, 2002 were $79.0 million. Capital expenditures for the remainder of Fiscal 2003 are projected to be approximately $90.0 — $95.0 million which we intend to fund with cash provided by operations and financing activities. See “Special Note Regarding Forward-Looking Information.”

Significant Contractual Obligations and Commercial Commitments

Long-term financial obligations were as follows as of December 3, 2002 (in thousands):

		Payments Due In Fiscal
	Total	2003	2004 - 2005	2006 - 2007	2008 and Beyond
Long-term debt, including current maturities	$7,842	$216	$1,147	$1,315	$5,164
Term Loan	70,424		70,424
Revolving Credit Facility	141,700			141,700
Other Operating leases, net of sublease payments	239,482	12,211	48,376	43,947	134,948

	$459,448	$12,427	$119,947	$186,962	$140,112

See Note G to the Condensed Consolidated Financial Statements for more information.

Commercial Commitments (in thousands):

Total at December 3, 2002
Letters of Credit	$ 8,520
Franchisee loan guarantees	22,094

$30,614

See Note E to the Condensed Consolidated Financial Statements for more information.

Borrowings and Credit Facilities

On July 26, 2002, RTI entered into a transaction to refinance all of our bank-financed operating lease obligations and our revolving credit facility with traditional bank debt through our existing bank group. The new Revolving Credit and Term Loan Agreement (the “Credit Agreement”) consists of a $200.6 million revolving credit facility and a $70.4 million term loan. Terms of the Credit Agreement are in many instances similar to the previous revolving credit facility. As with the previous revolving credit facility, interest rates charged on borrowings can vary depending on the interest rate option we choose to utilize. Our options for the rate can either be the Base Rate or LIBOR plus applicable margin. The Base Rate is defined to be the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.5%. Our other choice is the LIBOR rate plus the Applicable Margin, which is a percentage ranging from 0.875% to 1.50%. The Applicable Margin percent is based on a bank-defined financial ratio computed quarterly. We pay commitment fees quarterly ranging from 0.15% to 0.25% on the unused portion of the new credit facility. The new Credit Agreement contains restrictions on obtaining additional debt, the payment of dividends and has certain covenants regarding funded debt and fixed charge coverage. The term loan portion of the new Credit Agreement is scheduled to mature on October 2, 2003. The revolving credit portion of the new Credit Agreement will mature on October 10, 2005. At December 3, 2002, we had a total of $212.1 million of borrowings outstanding under the new Credit Agreement, consisting of $141.7 million of borrowings under the revolving credit portion and $70.4 million under the term loan portion.

We also have five interest rate swap agreements with notional amounts aggregating $125.0 million. These swap agreements fix the interest rate on an equivalent amount of our floating-rate obligations of rates ranging from 5.05% to 5.73%, plus applicable spreads ranging from 0.875% to 1.50%, for periods up through December 8, 2003 (see Note G to the Condensed Consolidated Financial Statements).

During the remainder of Fiscal 2003, we expect to fund operations, capital expansion, the repurchase of common stock, and the payment of dividends from operating cash flows, our new Credit Agreement, and through operating leases. See “Special Note Regarding Forward-Looking Information.”

Total long-term debt including current maturities and short-term borrowings increased a net $211.8 million during the current year primarily due to the refinancing of our bank-financed operating lease agreements with traditional bank debt during the first quarter of this fiscal year as discussed above.

Guarantee of Indebtedness of Others

Since 1998, our franchisees have been offered a credit facility for which we provide a 50% guarantee. The current credit facility, which has been negotiated with various lenders, is a $48.0 million credit facility to assist franchise partners with operational cash flow requirements. On October 9, 2002, we renewed this facility and extended the termination date until October 8, 2003. RTI also has an arrangement with a different third party lender whereby we may choose, at our sole discretion, to partially guarantee (up to $10.0 million in total) specific loans for new restaurant development. Guarantees under this program are 30%. Should payments be required under these guarantees, we have certain rights to acquire the operating restaurants after the third party debt is paid. As of December 3, 2002, the amounts guaranteed under these two programs were $21.0 million and $1.1 million, respectively.

New Accounting Standards and Interpretations Not Yet Adopted

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of this Statement are effective for the Company beginning fiscal year 2004, with early application encouraged. We do not expect the adoption of this Statement to have a material impact on our financial condition or results of operations.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. Severance pay under SFAS 146, in many cases, would be recognized over time rather than up front. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect the adoption of this Statement to have a material impact on our financial condition or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”) which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS 148 provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We do not expect the adoption of this Statement to have a material impact on our financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (the “Interpretation”), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple events.

The recognition and measurement provisions of the Interpretation are effective for all guarantees entered into or modified after December 31, 2002. RTI receives sponsor fees as consideration for its guarantees under the $48.0 million credit facility offered to its franchisees. Should the facility be renewed or modified we believe these inflows of sponsor fees will be a component used in the determination of the fair value of the guaranty liability and the corresponding asset. Based on this, it is our opinion that the impact on our financial condition and results of operations is not likely to be significant.

KNOWN EVENTS, UNCERTAINTIES AND TRENDS

Financial Strategy and Stock Repurchase Plan

Our financial strategy is to utilize a prudent amount of debt, including operating leases, to minimize the weighted average cost of capital while allowing financial flexibility and the equivalent of an investment-grade bond rating. This strategy allows us to repurchase RTI common stock at times when cash flow exceeds capital expenditures and other funding requirements. During the twenty-six weeks ended December 3, 2002, we purchased 0.5 million shares of RTI common stock for a total purchase price of $11.7 million. The total number of remaining shares authorized to be repurchased, as of December 3, 2002, is 5.3 million. To the extent not funded with cash from operating activities, additional repurchases may be funded by borrowings on the credit facilities.

Dividends

During Fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to RTI’s shareholders. In accordance with this policy, we paid dividends of $1.4 million during the twenty-six week period ended December 3, 2002. On January 9, 2003, the Board of Directors declared a semi-annual dividend of 2.25¢ per share, payable on February 7, 2003, to shareholders of record at the close of business on January 24, 2003. The payment of a dividend in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future. Additionally, our credit facilities contain certain limitations on the payment of dividends. See “Special Note Regarding Forward-Looking Information”.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

The foregoing section contains various “forward-looking statements,” which represent the Company’s expectations or beliefs concerning future events, including the following: future financial performance and restaurant growth (both Company-owned and franchised), future capital expenditures, future borrowings and repayment of debt, and payment of dividends. The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from those included in the forward-looking statements, including, without limitation, the following: consumer spending trends and habits; mall-traffic trends; increased competition in the casual dining restaurant market; weather conditions in the regions in which Company-owned and franchised restaurants are operated; consumers’ acceptance of our development prototypes; laws and regulations affecting labor and employee benefit costs; costs and availability of food and beverage inventory; our ability to attract qualified managers, franchisees and team members; changes in the availability of capital; and general economic conditions.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk

We manage our exposure to changes in short-term interest rates, particularly to reduce the impact on debt obligations, by entering into interest rate swap agreements. These agreements are with high credit quality commercial banks. Consequently, credit risk, which is inherent in all swaps, has been minimized to a large extent. Interest expense is adjusted for the difference to be paid or received as interest rates change. During the twenty-six week period ended December 3, 2002, our interest rate swaps required us to pay the banks $2.2 million because the fixed rates we paid were higher than current floating market rates. We charged these amounts to rent or interest expense.

        At December 3, 2002, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $0.9 million in annual pre-tax earnings. The estimated reduction is based upon the unhedged portion of our floating rate debt obligations and assumes no change in the composition of debt obligations at December 3, 2002.

        In addition, a hypothetical 100 basis point increase in short-term rates, at December 3, 2002, would decrease the fair value of our interest rate swaps approximately $0.5 million at that date.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days of this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of the evaluation date.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

ITEM 1.
LEGAL PROCEEDINGS

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending legal proceedings will not have a material adverse effect on our operations, financial position or liquidity.

In addition, the Company, as successor to Morrison Restaurants Inc. (“Morrison”), is a party to a case (Morrison Restaurants Inc. v. United States of America, et al.,) originally filed by Morrison in 1994 to claim a refund of taxes paid in the amount of approximately $3,000 and abatement of taxes assessed by the Internal Revenue Service (“IRS”) against Morrison on account of the employer’s share of FICA taxes on unreported tips allegedly received by employees. The IRS filed a counterclaim for approximately $7,000 in additional taxes. The case was decided by the U.S. District Court in favor of the Company in February 1996 on summary judgment. The IRS appealed the District Court’s decision and, in August 1997, the U.S. Court of Appeals for the Eleventh Circuit reversed the award of summary judgment and remanded the case to the District Court for proceedings consistent with the court’s opinion. In its reversal, the Eleventh Circuit upheld the IRS’ enforcement policy with respect to the employer’s share of FICA taxes on allegedly unreported tips. The Company subsequently petitioned the U.S. Court of Appeals for a review of the matter by the full Court. Such petition was denied. To date, no additional liability, based on comparable assessments for the Company’s other units, has been pursued by the IRS. On June 17, 2002, the U.S. Supreme Court, in United States v. Fior d Italia, upheld the IRS’ enforcement policy. Notwithstanding the ruling in Fior, it is our position that additional assessments are unlikely. We believe that a dollar-for-dollar business tax credit would be available to the Company to offset, over a period of years, a majority of any additional taxes determined to be due. Moreover, we have, since January 1997, been a participant in the IRS’ enforcement program which would eliminate the risk of additional assessments in return for our proactive role in promoting employee tip reporting. We believe that the protection against additional assessments afforded by this agreement would be available to the Company.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information required by this item is incorporated by reference to the Current Report on Form 8-K filed on October 18, 2002 to report the final tabulation of the votes of Shareholders regarding matters submitted to Shareholder vote at the 2002 Annual Meeting of Shareholders.

ITEM 5.
OTHER INFORMATION

The Audit Committee has reviewed and approved certain non-audit services to be provided by the independent accountants during the remainder of Fiscal 2003 to assure compliance with the Company’s and the Committee’s policies restricting the independent accountants from performing services that might impair their independence.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

        The following exhibits are filed as part of this report:

Exhibit No.

99.1	Second Amendment dated as of December 9, 2002, to Ruby Tuesday, Inc. Salary Deferral Plan.

99.2	Ruby Tuesday, Inc. Restated Deferred Compensation Plan dated as of November 26, 2002.

99.3	Partner Agreement dated June 5, 2002 between the registrant and Mark S. Ingram.

99.4	First Amendment dated as of July 8, 2002 to CEO Incentive Bonus Plan.

99.5	Fourth Amendment dated as of July 8, 2002, to Stock Incentive and Deferred Compensation Plan for Directors.

99.6	Fifth Amendment dated as of December 17, 2002 to Morrison Retirement Plan.

99.7	First Amendment dated as of January 9, 2003 to Employment Agreement between the registrant and Samuel E. Beall, III.

99.8	Certification of Chairman of the Board and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.9	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K

        On October 18, 2002, we filed a current report on Form 8-K to report the final tabulation of the 2002 Annual Meeting of Shareholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUBY TUESDAY, INC. (Registant) BY: /S/ Marguerite N. Duffy —————————————— Marguerite N. Duffy Senior Vice President and Chief Financial Officer Date: January 15, 2003

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 15, 2003 BY: /S/ Samuel E. Beall, III —————————————— Samuel E. Beall, III Chairman of the Board and Chief Executive Officer

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 15, 2003 BY: /S/ Marguerite N. Duffy —————————————— Marguerite N. Duffy Senior Vice President and Chief Financial Officer