Form 10-Q
period 2003-03-04
RUBY TUESDAY INC
filed 2003-04-15
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 4, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   No

64,005,028

        (Number of shares of $0.01 par value common stock outstanding as of April 10, 2003)

RUBY TUESDAY, INC

Page
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
MARCH 4, 2003 (UNAUDITED) AND JUNE 4, 2002	3

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED) FOR THE THIRTEEN AND THIRTY-NINE
WEEKS ENDED MARCH 4, 2003 AND MARCH 5, 2002	4

CONDENSED CONSOLIDATED STATEMENTS OF CASH
FLOWS (UNAUDITED) FOR THE THIRTY-NINE WEEKS
ENDED MARCH 4, 2003 AND MARCH 5, 2002	5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)	6-10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11-19

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK	20

ITEM 4. CONTROLS AND PROCEDURES	21

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	22
ITEM 5. OTHER INFORMATION	23
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	23
SIGNATURES	24
CERTIFICATIONS	25-26

      PART I — FINANCIAL INFORMATION

ITEM 1

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)

	MARCH 4, 2003	JUNE 4, 2002
	(UNAUDITED)	(NOTE A)
Assets
Current assets:
Cash and short-term investments	$ 17,832	$ 32,699
Accounts and notes receivable	12,772	14,410
Inventories:
Merchandise	7,352	6,940
China, silver and supplies	4,916	3,336
Income tax receivable	5,759	16,311
Prepaid rent and other expenses	7,021	7,690
Deferred income taxes	1,883	4,248
Assets held for disposal	6,053	3,242

Total current assets	63,588	88,876

Property and equipment - at cost	865,660	555,913
Less accumulated depreciation and amortization	(231,133)	(203,992)

	634,527	351,921

Goodwill, net	7,845	7,845
Notes receivable, net	36,808	35,655
Other assets	42,026	36,030

Total assets	$ 784,794	$ 520,327

Liabilities & shareholders' equity
Current liabilities:
Accounts payable	$ 34,900	$ 36,445
Accrued liabilities:
Taxes, other than income taxes	11,589	9,174
Payroll and related costs	16,361	21,233
Insurance	6,374	5,793
Rent and other	18,571	20,037
Current portion of long-term debt	578	601

Total current liabilities	88,373	93,283

Long-term debt, net of current portion	213,335	7,626
Deferred income taxes	33,178	24,255
Deferred escalating minimum rent	9,281	8,900
Other deferred liabilities	49,440	51,857
Shareholders' equity:
Common stock, $0.01 par value;(authorized 100,000
shares; issued 64,174 @ 3/4/03; 64,188 @ 6/4/02)	642	642
Capital in excess of par value	8,045	12,951
Retained earnings	386,192	325,902
Deferred compensation liability payable in
Company stock	4,930	4,766
Company stock held by Deferred Compensation Plan	(4,930)	(4,766)
Accumulated other comprehensive loss	(3,692)	(5,089)

	391,187	334,406

Total liabilities & shareholders' equity	$ 784,794	$ 520,327

The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER-SHARE DATA)
(UNAUDITED)

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	MARCH 4,	MARCH 5,	MARCH 4,	MARCH 5,
	2003	2002	2003	2002

Revenues:
Restaurant sales and operating revenue	$228,834	$209,628	$655,601	$605,049
Franchise revenues	4,022	4,108	11,270	10,656

	232,856	213,736	666,871	615,705
Operating costs and expenses:
Cost of merchandise	60,846	56,900	175,159	162,780
Payroll and related costs	73,991	67,584	219,255	197,361
Other restaurant operating costs	36,900	37,392	110,825	117,281
Depreciation and amortization	11,744	8,425	33,347	25,000
Loss on valuation of Specialty Restaurant Group, LLC Note	--	28,856	--	28,856
Selling, general and administrative, net of support service fee income for the thirteen and thirty-nine week periods totaling $3,520 and
$9,983 in fiscal 2003, and $3,343 and $8,736 in fiscal 2002,
respectively	11,000	10,972	32,361	33,829
Equity in earnings of unconsolidated franchises	(1,534)	(601)	(2,410)	(353)
Interest expense/(income), net	964	(1,662)	1,455	(4,505)

	193,911	207,866	569,992	560,249

Income before income taxes and cumulative
effect of change in accounting principle	38,945	5,870	96,879	55,456

Provision for income taxes	13,553	823	33,713	18,428

	25,392	5,047	63,166	37,028

Cumulative effect of change in accounting
principle, net of tax	--	--	--	58

Net income	$25,392	$5,047	$63,166	$36,970

Earnings per share:
Basic	$0.40	$0.08	$0.99	$0.58

Diluted	$0.39	$0.07	$0.97	$0.56

Weighted average shares:
Basic	64,056	64,465	63,915	63,787

Diluted	65,050	66,347	65,017	65,631

Cash dividends declared per share	2.25 ¢	2.25 ¢	4.50 ¢	4.50 ¢

The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	THIRTY-NINE WEEKS ENDED
	MARCH 4,	MARCH 5,
	2003	2002

Operating activities:
Net income	$63,166	$36,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,347	25,000
Amortization of intangibles	112	13
Cumulative effect of accounting change, net of tax	--	58
Deferred income taxes	12,400	4,558
Loss on impairment and disposition of assets	836	3,789
Loss on valuation of Specialty Restaurant Group, LLC Note	--	28,856
Loss/(gain) on derivatives	210	(35)
Equity in earnings of unconsolidated franchises	(2,410)	(353)
Other	125	365
Changes in operating assets and liabilities:
Receivables	485	(6,841)
Inventories	(1,992)	(744)
Income tax receivable	8,537	7,578
Prepaid and other assets	1,074	1,394
Accounts payable, accrued and other liabilities	(4,134)	5,328

Net cash provided by operating activities	111,756	105,936

Investing activities:
Purchases of property and equipment	(114,078)	(70,057)
Proceeds from disposal of assets	1,583	2,665
Distributions received from unconsolidated subsidiaries	251	--
Acquisition of restaurant properties from franchisee	--	(1,700)
Acquisition of an additional 49% interest in unconsolidated franchises	(2,000)	(1,000)
Proceeds from refranchising	--	20,695
Other, net	(547)	(3,452)

Net cash used in investing activities	(114,791)	(52,849)

Financing activities:
Net change in short-term borrowings	--	(14,700)
Proceeds from long-term debt	2,451	11,000
Principal payments on long-term debt	(6,439)	(19,370)
Proceeds from issuance of stock, including treasury stock	6,796	24,371
Stock repurchases, net of changes in the Deferred Compensation Plan	(11,766)	(6,428)
Dividends paid	(2,874)	(2,874)

Net cash used in financing activities	(11,832)	(8,001)

(Decrease)/increase in cash and short-term investments	(14,867)	45,086
Cash and short-term investments:
Beginning of year	32,699	10,636

End of quarter	$17,832	$55,722

Supplemental disclosure of cash flow information-
Significant non-cash investing and financing activity-
Acquisition of property and equipment through
refinancing of bank-financed operating lease
obligations with bank debt	$209,673

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION

Ruby Tuesday, Inc. (the “Company,” “RTI,” “we”, “our”) owns and operates Ruby Tuesday® casual dining restaurants. We also franchise the Ruby Tuesday concept in selected domestic and international markets. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine week periods ended March 4, 2003 are not necessarily indicative of results that may be expected for the year ending June 3, 2003.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in Ruby Tuesday, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 4, 2002.

NOTE B — EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of shares outstanding during each period. The computation of diluted earnings per share gives effect to options outstanding during the applicable periods. The effect of stock options increased the diluted weighted average shares outstanding by approximately 1.0 million and 1.9 million for the thirteen weeks ended March 4, 2003 and March 5, 2002, respectively, and approximately 1.1 million and 1.8 million for the thirty-nine weeks ended March 4, 2003 and March 5, 2002, respectively. For the thirty-nine week period ended March 5, 2002, basic and diluted earnings per share before and after the cumulative effect of change in accounting principle are the same.

NOTE C – ALLOWANCE FOR DOUBTFUL NOTES

Amounts reflected for long-term notes receivable at March 4, 2003 and June 4, 2002 are net of a $19.5 million allowance for doubtful notes.

NOTE D — OTHER DEFERRED LIABILITIES

Other deferred liabilities at March 4, 2003 and June 4, 2002 included $15.1 million and $15.6 million, respectively, for the liability due to participants in our Deferred Compensation Plan and $10.1 million and $9.6 million, respectively, for the liability due to participants of the Company’s Executive Supplemental Pension Plan.

NOTE E – FRANCHISE PROGRAMS

During the first two quarters of this fiscal year, RTI acquired an additional 49% equity interest in four franchises for $0.5 million each, pursuant to the terms of the applicable Limited Liability Company Operating Agreement or Limited Partnership Agreement, bringing the Company’s equity interest in those franchises to 50%. We currently hold a 50% equity interest in nine franchises which collectively operate 94 Ruby Tuesday restaurants. We apply the equity method of accounting to all 50%-owned franchises.

As part of our domestic franchise partner program, we have negotiated with various lenders a $48.0 million credit facility to assist our franchise partners with working capital needs and cash flows for operations. As sponsor of the credit facility, we serve as partial guarantor of the draws made on the revolving line-of-credit. See Note I to the Condensed Consolidated Financial Statements for further discussion of this and our other guarantees.

NOTE F — COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”) requires the disclosure of certain revenues, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America. Total comprehensive income for the thirteen and thirty-nine weeks ended March 4, 2003 and March 5, 2002 are as follows (in thousands):

	THIRTEEN WEEKS ENDED
	MARCH 4, 2003	MARCH 5, 2002
Net income	$25,392	$5,047
Other comprehensive income:
Unrecognized loss on interest rate swaps:
Change in current period market value	(92)	(191)
Losses reclassified into the consolidated statements of income	870	543

Total comprehensive income	$26,170	$5,399

	THIRTY-NINE WEEKS ENDED
	MARCH 4, 2003	MARCH 5, 2002
Net income	$ 63,166	$ 36,970
Other comprehensive income:
Unrecognized loss on interest rate swaps:
Cumulative effect of change in
accounting principle, net of taxes of $663	--	(1,032)
Change in year-to-date market value	(804)	(2,494)
Losses reclassified into the consolidated statements of income	2,201	998

Total comprehensive income	$ 64,563	$ 34,442

See Note J to the Condensed Consolidated Financial Statements for more information regarding losses reclassified into the consolidated statement of earnings.

NOTE G – REFINANCE OF OUR BANK-FINANCED OPERATING LEASE OBLIGATIONS

On July 26, 2002, RTI entered into a transaction to refinance its bank-financed (also called “synthetic”) operating lease obligations and revolving credit facility with traditional bank debt through RTI’s existing bank group. The new Revolving Credit and Term Loan Agreement (the “Credit Agreement”) consists of approximately $200.6 million revolving credit facility and approximately $70.4 million term loan. The term loan portion of the new Credit Agreement was scheduled to mature on October 2, 2003. This debt was settled on April 3, 2003 with proceeds from the Private Placement, as discussed below. The revolving credit portion of the new Credit Agreement will mature on October 10, 2005.

Terms of the new Credit Agreement are in many instances similar to the previous revolving credit facility. As with the previous revolving credit facility, interest rates charged on borrowings can vary depending on the interest rate option we choose to utilize. Our options for the rate can either be the Base Rate or LIBOR plus applicable margin. The Base Rate is defined to be the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.5%. Our other choice is to use the LIBOR rate plus the Applicable Margin, which is a percentage ranging from 0.875% to 1.50%. The Applicable Margin percent is based on a bank-defined financial ratio computed quarterly. We pay commitment fees quarterly ranging from 0.15% to 0.25% on the unused portion of the new credit facility. The new Credit Agreement contains restrictions on obtaining additional debt, the payment of dividends and has certain covenants regarding funded debt and fixed charge coverage. At July 26, 2002, we refinanced $208.2 million of bank-financed operating lease obligations with $139.3 million and $70.4 million of the revolving credit facility and the term loan, respectively (debt amounts include fees). The result of the refinancing was to put property and equipment and debt on our balance sheet and, therefore, depreciation and interest expense will be higher and rent expense lower than in prior periods. At March 4, 2003, we had a total of $206.1 million of borrowings outstanding under the new Credit Agreement, consisting of $135.7 million of borrowings under the revolving credit portion and $70.4 million under the term loan portion. On April 3, 2003, the Company paid off the term loan portion of the Credit Agreement and paid down $78.3 million of debt under the revolving credit facility of the Credit Agreement using funds received from a private sale of $150 million of Company promissory notes. See Note J to the Condensed Consolidated Financial Statements for more information.

NOTE H – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of this Statement are effective for the Company beginning fiscal year 2004, with early application encouraged. We do not expect the adoption of this Statement to have a material impact on our financial condition or results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Among other changes, SFAS 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. We adopted SFAS 144 during the first quarter of this fiscal year. Adoption of this new accounting standard did not have a significant impact on year-to-date net income and is not expected to significantly impact net income in the future.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). Under SFAS 145, gains and losses on extinguishments of debt are to be classified as income or loss from continuing operations rather than extraordinary items. Adoption of this Statement was required for fiscal years beginning after May 15, 2002. We adopted SFAS 145 during the first quarter of this fiscal year. Adoption of this new accounting standard did not have a significant impact on year-to-date net income and is not expected to significantly impact net income in the future.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. Severance pay under SFAS 146, in many cases, would be recognized over time rather than up front. We adopted SFAS 146 during this quarter. Adoption of this new accounting standard did not have a significant impact on net income during the current quarter and is not expected to significantly impact net income in the future.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”) which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS 148 provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We will adopt the interim disclosure requirements beginning next quarter. We do not expect the adoption of this Statement to have a material impact on our financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple events. We adopted FIN 45 during this quarter. See Note I to the Condensed Consolidated Financial Statements for further detail.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" (“FIN 46”). FIN 46 addresses the consolidation of entities whose equity holders either (a) have not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of these entities, known as variable interest entities (“VIEs”), by a primary beneficiary of the entity. A primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIEs activities, entitled to receive a majority of the VIEs residual returns, or both. FIN 46 applies immediately to variable interests in VIEs created or obtained after January 31, 2003. For variable interests in a VIE created before February 1, 2003, FIN 46 is applied to the VIE no later than the end of the first interim or annual reporting period beginning after June 15, 2003. FIN 46 requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when FIN 46 becomes effective.

We plan to adopt FIN 46 in Fiscal 2004. FIN 46’s consolidation criteria are based on analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of legally independent businesses. Under its provisions, the accounts of some or all of RTI’s franchisees could be consolidated on our books. In the event we consolidated these businesses, we would not reacquire any additional legal ownership, our legal rights and obligations would not change, and we would not become legally obligated for the franchisee’s liabilities. Even assuming the structure of, or the contractual relationships between, these legally independent entities and RTI are not changed between now and the effective date of FIN 46, the requirement for a franchise by franchise review under the complexity of the new consolidation rules and their evolving clarification make forecasting the complete impact on RTI’s consolidated financial statements impracticable at this time.

NOTE I — GUARANTEES

At March 4, 2003, our third-party guarantees, which primarily arise in connection with our franchising and divestiture activities, approximated $24.9 million. Substantially all of these guarantees expire through 2013, with $21.0 million expiring over the next twelve months. Generally, we are required to perform under these guarantees in the event that a third-party fails to make contractual payments or achieve performance measures. All of these guarantees arose prior to December 31, 2002 and no liability has currently been recorded for these guarantees in the March 4, 2003 Condensed Consolidated Balance Sheet.

Franchise Guarantees

As part of our domestic franchise partner program, we have negotiated with various lenders a $48.0 million credit facility to assist our franchise partners with working capital needs and cash flows for operations. As sponsor of the credit facility, we serve as partial guarantor of the draws made on this revolving line-of-credit. RTI also has an arrangement with a different third party whereby we may choose, in our sole discretion, to partially guarantee (up to $10.0 million in total) specific loans for new franchisee restaurant development. Should payments be required under this guaranty, RTI has certain rights to acquire the operating restaurants after the third party debt is paid. As of March 4, 2003, the amounts we have guaranteed under these two facilities were $21.0 million and $1.1 million, respectively. Unless extended, guarantees under these programs expire at various dates through February 2004 and June 2013, respectively. To the best of our knowledge, all of our franchisees are current in the payment of their obligations due under these credit facilities.

Divestiture Guarantees

During fiscal 1996, our shareholders approved the distribution (the “Distribution”) of our family dining restaurant business, then called Morrison Fresh Cooking, Inc. (“MFC”), and our health care food and nutrition services business, then called Morrison Health Care, Inc. (“MHC”). Both of these companies have subsequently been acquired by other entities. Piccadilly Cafeterias, Inc. (“Piccadilly”) acquired MFC and Compass Group, PLC (“Compass”) acquired MHC. Prior to the Distribution, we entered into various guaranty agreements with both MFC and MHC, most of which have expired. We do remain contingently liable for payments due to MFC and MHC employees retiring under two non-qualified defined benefit plans based upon the level of benefits due those participants as of March 1996 and for payments due on eight named worker’s compensation and general liability claims. These guarantees, which are estimated at March 4, 2003 to be $2.5 million and $0.3 million, respectively, do not have an expiration date. The estimated $2.5 million employee benefit plan contingent liability is comprised of $1.0 million for MFC and $1.5 million for MHC. Should any payments be required under these guarantees, RTI would split the amounts due equally with the other non-defaulting entity (MFC or MHC). Amounts shown are RTI’s assumed 50% contingent liability only as management believes the balance due from the other guarantors would be paid as required.

NOTE J – SUBSEQUENT EVENT

On April 3, 2003, we completed the private sale of $150 million of non-collateralized senior notes (the “Private Placement”), including $85 million due April 2010 (the “Series A Notes”) and $65 million due April 2013 (the “Series B Notes”). The Series A Notes have a fixed interest rate of 4.69% and the Series B Notes have a fixed interest rate of 5.42%. Interest is payable semi-annually. Terms of the Private Placement include limitations on debt, disposition of assets and certain covenants regarding fixed charge coverage ratios, funded debt ratios, and minimum net worth. Proceeds from the sale of the Series A and Series B Notes were used to pay off the $70.4 million term loan portion of the Credit Agreement that was scheduled to mature on October 2, 2003, and, after the payment of approximately $1.3 million of transaction expenses, to pay down $78.3 million of the revolving credit portion of the Credit Agreement. As a result of this transaction, we have classified the term loan as non-current in the accompanying March 4, 2003 Condensed Consolidated Balance Sheet. Furthermore, one of our three interest rate swaps was deemed ineffective and the resulting after-tax loss of $0.2 million was reclassified from accumulated other comprehensive loss to the consolidated statement of income.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

General:

RTI generates revenues from the sale of food and beverages at our restaurants and revenues received from our franchisees. Franchise revenue is recognized when we have performed all material services and the restaurant has opened for business. Franchise revenue includes royalty, development and operating agreement fees. The following is an overview of the thirteen and thirty-nine week periods ended March 4, 2003.

OVERVIEW:

Net income was $25.4 million, or $0.39 per share, for the thirteen weeks ended March 4, 2003 and $5.0 million or $0.07 per share for the same period ended March 5, 2002. For the thirty-nine weeks ended March 4, 2003, net income was $63.2 million or $0.97 per share. For the same period ended March 5, 2002, net income was $37.0 million or $0.56 per share. Comparisons between the thirteen and thirty-nine week periods of the current year and the same periods of the prior year include the impact of an unusual item that occurred in the prior year which is discussed in the following paragraph and further below. Excluding this unusual item, net income for the thirteen and thirty-nine weeks ended March 5, 2002 would have been $22.6 million or $0.34 per share, and $54.5 million or $0.83 per share, respectively.

During the third quarter of Fiscal 2002, we recorded a pre-tax loss of $28.9 million related to the Specialty Restaurant Group, LLC (“SRG”) note receivable (the “SRG Note”). We wrote-off the SRG Note in the fourth quarter of Fiscal 2002 due to a number of factors all relating to SRG’s declining operating performance and the receipt of notification on April 26, 2002 from SRG’s senior lender that payments due to us under the SRG Note were to be halted as a result of SRG’s covenant defaults. A reconciliation of earnings excluding the loss of valuation of the SRG Note to reported financial statement amounts is as follows:

	Excluding loss on valuation of SRG Note	Effect of loss on valuation of SRG Note	As reported- Including loss on valuation of SRG Note

For the 13 Weeks ended March 5, 2002:

Income before income taxes and cumulative effect of change in
accounting principle	$34,726	$28,856	$5,870
Provision for income taxes	12,152	11,329	823
Cumulative effect of change in accounting principle, net of tax	--	--	--

Net income	$22,574	$17,527	$5,047

Earnings per share:
Basic	$0.35	$0.27	$0.08

Diluted	$0.34	$0.27	$0.07

For the 39 Weeks ended March 5, 2002:

Income before income taxes and cumulative effect of change in
accounting principle	$84,312	$28,856	$55,456
Provision for income taxes	29,757	11,329	18,428

Cumulative effect of change in accounting principle, net of tax	58		58

Net income	$54,497	$17,527	$36,970

Earnings per share:
Basic	$0.85	$0.27	$0.58

Diluted	$0.83	$0.27	$0.56

We believe these comparisons in our discussions and analyses, excluding the loss on valuation of the SRG Note, are more useful to investors because they reflect adjustments for a one-time non-recurring charge. This permits a more meaningful comparison of our operating performance between current and previous periods.

        During the thirteen weeks ended March 4, 2003:

  six Company-owned Ruby Tuesday restaurants were opened and none were closed; and
  eight franchise restaurants were opened, including two international franchise units, and two were closed.

        During the thirty-nine weeks ended March 4, 2003:

  35 Company-owned Ruby Tuesday restaurants were opened;
  five Company-owned Ruby Tuesday restaurants were closed. These restaurants were closed as part of upgrading our portfolio of restaurants; and
  17 franchise restaurants were opened, five of which were international franchise units. Four domestic franchise units and one international unit were closed.

Results of Operations:

The following table sets forth selected restaurant operating data as a percentage of total revenues, except where otherwise noted, for the periods indicated. All information is derived from our unaudited condensed consolidated financial statements located within this Form 10-Q.

	Thirty-nine weeks ended
	March 4,	March 5,
	2003	2002

Revenues:
Company restaurant sales	98.3%	98.3%
Franchise revenues	1.7	1.7

Total revenues	100.0	100.0
Operating costs and expenses:
Cost of merchandise (1)	26.7	26.9
Payroll and related costs (1)	33.4	32.6
Other restaurant operating costs (1)	16.9	19.4
Depreciation and amortization (1)	5.1	4.1
Loss on valuation of SRG note (1)	--	4.8
Selling, general and administrative	4.9	5.5
Equity in earnings of unconsolidated franchises	(0.4)	(0.1)
Interest expense/(income), net	0.2	(0.7)

Income before income taxes	14.5	9.0
Provision for income taxes	5.1	3.0

Net income	9.5%	6.0%

(1) As a percentage of Company restaurant sales.

The following table shows year-to-date Company-owned and franchised restaurant openings and closings, and total restaurants as of the end of the third quarter.
	Year-to-date			Year-to-date			Total Open at End
	Openings			Closings			of Third Quarter
	Fiscal	Fiscal		Fiscal	Fiscal		Fiscal	Fiscal
	2003	2002		2003	2002		2003	2002
Company-owned	35	44	*	5	27	**	427	391
Domestic franchise	12	37	**	4	6	*	191	182
International franchise	5	5		1	1		20	16

* Includes 3 units acquired from an existing franchise partner.
** Includes 19 units sold to franchisees during the third quarter of Fiscal 2002.

We estimate that approximately 15 additional Company-owned Ruby Tuesday restaurants will be opened during the remainder of Fiscal 2003. Additionally, we expect domestic and international franchisees to open approximately 8 to 12 Ruby Tuesday restaurants during the remainder of Fiscal 2003.

Revenues

        RTI’s restaurant sales for the thirteen and thirty-nine week periods ended March 4, 2003, increased $19.2 million (9.2%) to $228.8 million and $50.6 million (8.4%) to $655.6 million, respectively, compared to the same periods of the prior year. The increases primarily resulted from a net addition of 36 units over the prior year. Franchise revenues totaled $4.0 million for the thirteen weeks ended March 4, 2003 compared to $4.1 million for the same period in the prior year and $11.3 million compared to $10.7 million for the thirty-nine week period ended March 4, 2003. Franchise revenues are predominately comprised of domestic and international royalties, which totaled $3.6 million and $3.5 million for the thirteen-week periods ended March 4, 2003 and March 5, 2002, respectively, and $10.2 million and $9.3 million for the thirty-nine week periods ending March 4, 2003 and March 5, 2002, respectively.

Pre-tax Income

        Pre-tax income increased $33.1 million for the thirteen weeks ended March 4, 2003, to $38.9 million, primarily due to the prior year loss on valuation of the SRG Note coupled with an increase in sales described above and (as a percentage of Company restaurant sales or total revenue, as applicable) lower cost of merchandise, other restaurant operating costs, selling, general and administrative expenses and higher income recorded from our 50% share of the earnings of unconsolidated franchises, offset by higher payroll and related costs, depreciation and interest expense.

        For the thirty-nine week period ended March 4, 2003, pre-tax income was $96.9 million, a $41.4 million increase over the corresponding period of the prior year. The increase was primarily due to the prior year loss on valuation of the SRG Note coupled with unit growth and increases in franchise revenues, increased income from our equity in earnings of unconsolidated franchises, and a reduction (as a percentage of Company restaurant sales or total revenue, as applicable) in cost of merchandise, other restaurant operating costs and selling, general and administrative expenses, offset by higher payroll and related costs, depreciation and interest expense.

Cost of Merchandise

        Cost of merchandise increased $3.9 million (6.9%) to $60.8 million for the thirteen weeks ended March 4, 2003 compared to the same period of the prior year. As a percentage of Company restaurant sales, the cost of merchandise decreased from 27.1% to 26.6% for the thirteen weeks ended March 4, 2003. For the thirty-nine week period ended March 4, 2003, cost of merchandise increased $12.4 million (7.6%) to $175.2 million compared to the same period of the prior year. As a percentage of Company restaurant sales, the cost of merchandise decreased from 26.9% to 26.7% for the thirty-nine weeks ended March 4, 2003. For both periods the decrease is primarily due to higher unit volume discounts.

Payroll and Related Costs

        Payroll and related costs increased $6.4 million (9.5%) for the thirteen weeks ended March 4, 2003, as compared to the same period in the prior year. As a percentage of Company restaurant sales, payroll and related costs increased from 32.2% to 32.3%. This increase resulted primarily from an increase in hourly labor due to our continued focus on staffing levels. We believe that increasing staffing levels will better allow us to drive same-store sales, margins and returns through better operations. For the thirty-nine week period ended March 4, 2003, payroll and related costs increased $21.9 million (11.1%) as compared to the same period in the prior year. As a percentage of Company restaurant sales, these expenses increased from 32.6% to 33.4%. The increase was primarily due to an increase in staffing and additional training costs associated with our service initiatives.

Other Restaurant Operating Costs

        Other restaurant operating costs decreased $0.5 million (1.3%) for the thirteen-week period ended March 4, 2003, as compared to the same period in the prior year. As a percentage of Company restaurant sales, these costs decreased from 17.8% to 16.1%. The decrease was primarily a result of lower rent expense in conjunction with the refinancing of our bank-financed operating leases. Also contributing to the decrease was a reduction of $0.4 million in asset impairment charges due to charges recorded in the prior year for three under-performing units.

        For the thirty-nine week period ended March 4, 2003, other restaurant operating costs decreased $6.5 million (5.5%) as compared to the same periods in the prior year. As a percentage of Company restaurant sales, these costs decreased from 19.4% to 16.9% primarily due to decreased rent expense which resulted from the July 26, 2002 refinancing of our bank-financed operating leases, lower closing expense and lower asset impairment charges as compared to the same period in the prior year.

Depreciation and Amortization

        Depreciation and amortization expenses increased $3.3 million (39.4%) for the thirteen-week period ended March 4, 2003 as compared to the same period in the prior year. As a percentage of Company restaurant sales, these expenses increased from 4.0% to 5.1% primarily as a result of the refinancing of the bank-financed operating leases with traditional bank debt. For the thirteen-week period ended March 4, 2003, the additional depreciation recorded as a direct result of the refinancing of bank-financed operating leased units was approximately $1.5 million.

        For the thirty-nine week period ended March 4, 2003, depreciation and amortization expenses increased $8.3 million (33.4%) as compared to the same period in the prior year. As a percentage of Company restaurant sales, these expenses increased from 4.1% to 5.1% likewise due to the refinancing discussed above. For the thirty-nine week period ended March 4, 2003, the additional depreciation recorded as a direct result of the refinancing of bank-financed operating leased units was approximately $3.7 million.

Loss on Valuation of SRG Note Receivable

        The loss on valuation of SRG Note was a $28.9 million expense for the thirteen and thirty-nine week periods ended March 5, 2002. We fully reserved the SRG Note in fiscal 2002‘s third quarter due to a number of factors all relating to SRG’s declining operating performance.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were consistent with the prior period for the thirteen-week period ended March 4, 2003. As a percentage of total operating revenues, these expenses decreased from 5.1% to 4.7%. For the thirty-nine week period ended March 4, 2003, selling, general and administrative expenses decreased $1.5 million (4.3%) as compared to the same period of the prior year. As a percentage of total operating revenues, these expenses decreased from 5.5% to 4.9%. These decreases were primarily due to an increase in support service fee income, (which reduced selling, general and administrative costs), lower equipment rent due to the buyout of certain computer leases and lower information technology expenses due to bringing unit level technology projects in-house.

Equity in Earnings of Unconsolidated Franchises

        Our equity in the earnings of unconsolidated franchises increased $0.9 million for the thirteen weeks ended March 4, 2003, as compared to the same period in the prior year. For the thirty-nine week period ended March 4, 2003, equity in earnings of unconsolidated franchises increased $2.1 million as compared to the same period of the prior year due to additional investments in franchisees that were made in Fiscal 2003 and increased profitability from franchises previously 50% owned. During the thirty-nine weeks ended March 4, 2003, we exercised our purchase option to acquire an additional 49% equity interest in four franchisees. As of March 4, 2003, we held 50% equity investments in nine franchisees operating (collectively) 94 Ruby Tuesday restaurants.

Net Interest Expense/Income

        Net interest expense increased $2.6 million and $6.0 million for the thirteen and thirty-nine week periods ended March 4, 2003, respectively, as compared to the same periods of the prior year. These increases resulted primarily from an increase in interest expense due to refinancing of the bank-financed operating leases with the new Credit Agreement during first quarter of the current fiscal year and the failure of Specialty Restaurant Group, LLC to pay interest on the SRG Note, which we wrote off in the fourth quarter of Fiscal 2002.

Provision for Income Taxes

        The effective tax rate was 34.8% for both the thirteen and the thirty-nine week periods ended March 4, 2003 compared to 14.0% and 33.2% for the corresponding periods of the prior year. The effective income tax rates for Fiscal 2002 excluding the loss on valuation of the SRG Note were 35.0% and 35.3% for the thirteen and thirty-nine weeks ended March 5, 2002, respectively. These assessments are based on our calculations that the provisions for income taxes in fiscal 2002 would have been $11.3 million higher had the loss not been recorded. Our effective income tax rates decreased due to tax saving strategies implemented in Fiscal 2002 which were continued in Fiscal 2003.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table presents a summary of the Company’s cash flows from operating, investing, and financing activities for the periods indicated (in thousands).

	Thirty-Nine Weeks Ended
	March 4, 2003	March 5, 2002
Net cash provided by operating activities	$111,756	$105,936
Net cash used by investing activities	(114,791)	(52,849)
Net cash used by financing activities	(11,832)	(8,001)

Net (decrease)/increase in cash and short-term investments	$(14,867)	$45,086

As discussed further under Borrowings and Credit Facilities, RTI entered into a transaction on July 26, 2002 to refinance all of our bank-financed operating lease obligations and our revolving credit facility with traditional bank debt. Among other changes which resulted from this transaction, an increased amount of property and equipment purchases are now reflected on our cash flow statement. The net decrease in cash and short-term investments for the thirty-nine weeks ended March 4, 2003 shown in the table above reflects property and equipment acquisitions that exceed those of the comparable period in the prior year by $44.0 million. During the first thirty-nine weeks of Fiscal 2002 expenditures for property and equipment under the bank-financed operating lease program totaled $42.1 million. Also contributing to the $14.9 million decrease in cash and short-term investments is a decrease of $17.6 million in proceeds from issuance of stock from the previous year resulting from fewer employee stock option exercises, coupled with a decrease of $20.7 million for proceeds from refranchising that occurred during the thirty-nine weeks ended March 5, 2002 which did not occur for the same period in the current year. This increase was partially offset by the increase of $28.9 million in conjunction with the recording of the loss on valuation of the SRG Note that occurred during the thirty-nine weeks ended March 5, 2002.

Our working capital deficiency and current ratio for the thirty-nine week period ended March 4, 2003 were $24.8 million and 0.7:1, respectively. As is common in the restaurant industry, we carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset) and receivable and inventory levels are generally not significant.

Capital Expenditures

We require capital principally for new restaurant construction, equipment replacement, and remodeling of existing restaurants. Property and equipment expenditures for the thirty-nine weeks ended March 4, 2003 were $114.1 million. Capital expenditures for the remainder of Fiscal 2003 are projected to be approximately $45.0 — $50.0 million which we intend to fund with cash provided by operations and financing activities. See “Special Note Regarding Forward-Looking Information.”

Pension Plan Funded Status

The Company is a sponsor of the Morrison Restaurants, Inc. Retirement Plan (the “Plan”), along with Piccadilly and Compass. The Plan was established to provide retirement benefits for qualifying employees of Morrison Restaurants, Inc. Under the Plan, participants are entitled to receive benefits based upon salary and length of service. The Plan was amended as of December 31, 1987, so that no additional benefits will accrue and no new participants will enter the Plan after that date. Certain responsibilities involving the administration of the Plan are jointly shared by each of the three companies. The sponsors have agreed to voluntarily contribute such amounts as are necessary to provide assets sufficient to meet benefits to be paid to participants. For the thirty-nine weeks ended March 4, 2003, RTI made total contributions of $0.1 million and expects to make contributions for the remainder of Fiscal 2003 of $0.3 million. RTI contributions to the Plan for Fiscal 2004 are projected to be $1.7 million. To the best of our knowledge, both Piccadilly and Compass have made all required contributions.

Significant Contractual Obligations and Commercial Commitments

Long-term financial obligations were as follows as of March 4, 2003 (in thousands):

		Payments Due In Fiscal
	Total	2003	2004 - 2005	2006 - 2007	2008 and Beyond
Long-term debt, including current maturities	$7,789	$163	$1,147	$1,315	$5,164
Term Loan *	70,424				70,424
Revolving Credit Facility *	135,700			57,431	78,269
Other Operating leases, net of sublease payments	244,224	6,123	48,898	44,664	144,539

	$458,137	$6,286	$50,045	$103,410	$298,396

* The maturity dates reflected in the above table for the term loan and revolving credit facility give effect to the changes occurring with the private sale of the Series A and Series B Notes pursuant to the Private Placement transaction.

See Notes G and J to the Condensed Consolidated Financial Statements for further discussion on our long-term obligations and subsequent event, respectively.

Commercial Commitments (in thousands):

Total at March 4, 2003
Letters of Credit	$ 8,458
Franchisee loan guarantees	22,059

$30,517

See Notes E and I to the Condensed Consolidated Financial Statements for further discussion of our franchise programs and guarantees.

Borrowings and Credit Facilities

See Note G to the Condensed Consolidated Financial Statements for further discussion of the refinance of our bank-financed operating lease obligations as well as a discussion of the impact to our interest rate swap agreements. See Note J to the Condensed Consolidated Financial Statements for further discussion of the completion of the Private Placement transaction.

During the quarter, two of our five interest rate swap agreements expired. A third interest rate swap was deemed ineffective during the quarter due to paying off the $70.4 million term loan with the Private Placement proceeds. The remaining two interest rate swap agreements have notional amounts aggregating $50.0 million. These swap agreements fix the interest rate on an equivalent amount of our floating-rate obligations of rates ranging from 5.05% to 5.73%, plus applicable spreads ranging from 0.875% to 1.50%, for periods up through December 8, 2003 (see Note G to the Condensed Consolidated Financial Statements).

During the remainder of Fiscal 2003, we expect to fund operations, capital expansion, the repurchase of common stock, and the payment of dividends from operating cash flows, the Credit Agreement, and through operating leases. See “Special Note Regarding Forward-Looking Information.”

Total long-term debt including current maturities and short-term borrowings increased a net $205.7 million during the current year primarily due to the refinancing of our bank-financed operating lease agreements with traditional bank debt during the first quarter of this fiscal year as discussed above.

New Accounting Standards and Interpretations Not Yet Adopted

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" (“FIN 46”). FIN 46 addresses the consolidation of entities whose equity holders either (a) have not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of these entities, known as variable interest entities (“VIEs”), by a primary beneficiary of the entity. A primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIEs activities, entitled to receive a majority of the VIEs residual returns, or both. FIN 46 applies immediately to variable interests in VIEs created or obtained after January 31, 2003. For variable interests in a VIE created before February 1, 2003, FIN 46 is applied to the VIE no later than the end of the first interim or annual reporting period beginning after June 15, 2003. FIN 46 requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when FIN 46 becomes effective. We plan to adopt FIN 46 in Fiscal 2004. FIN 46‘s consolidation criteria are based on analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of legally independent businesses. Under its provisions, the accounts of some or all of RTI’s franchisees could be consolidated on our books. In the event we consolidated these businesses, we would not reacquire any additional legal ownership, our legal rights and obligations would not change, and we would not become legally obligated for the franchisee’s liabilities. Even assuming the structure of, or the contractual relationships between, these legally independent entities and RTI are not changed between now and the effective date of FIN 46, the requirement for a franchise by franchise review under the complexity of the new consolidation rules and their evolving clarification make forecasting the complete impact on RTI’s consolidated financial statements impracticable at this time. However, if consolidation of all of our franchise partners is required, we currently believe that the potential negative impact on our consolidated statement of income for Fiscal 2004 will be approximately $0.01 to $0.03 per share based upon our current analysis of each franchisee’s expected net income or loss and the related assignment of the net income or loss of the minority owners.

See Note H to the Condensed Consolidated Financial Statements for further discussion of other new accounting standards and interpretations not yet adopted.

KNOWN EVENTS, UNCERTAINTIES AND TRENDS

Financial Strategy and Stock Repurchase Plan

Our financial strategy is to utilize a prudent amount of debt, including operating leases, to minimize the weighted average cost of capital while allowing financial flexibility and the equivalent of an investment-grade bond rating. This strategy allows us to repurchase RTI common stock at times when cash flow exceeds capital expenditures and other funding requirements. During the thirty-nine weeks ended March 4, 2003, we purchased 0.6 million shares of RTI common stock for a total purchase price of $11.8 million. The total number of remaining shares authorized to be repurchased, as of March 4, 2003, is 5.3 million. To the extent not funded with cash from operating activities, additional repurchases may be funded by borrowings on the credit facilities.

Dividends

During Fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to RTI’s shareholders. In accordance with this policy, we paid dividends of $2.9 million during the thirty-nine week period ended March 4, 2003. The payment of a dividend in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future. Additionally, our credit facilities contain certain limitations on the payment of dividends. See “Special Note Regarding Forward-Looking Information.”

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk

We manage our exposure to changes in short-term interest rates, particularly to reduce the impact on debt obligations, by entering into interest rate swap agreements. These agreements are with high credit quality commercial banks. Consequently, credit risk, which is inherent in all swaps, has been minimized to a large extent. Interest expense is adjusted for the difference to be paid or received as interest rates change. During the thirty-nine week period ended March 4, 2003, our interest rate swaps required us to pay the banks $3.4 million because the fixed rates we paid were higher than current floating market rates. We charged these amounts to rent or interest expense.

A hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $0.1 million in annual pre-tax earnings. The estimated reduction is based upon the unhedged portion of our floating rate debt obligations and the Private Placement of notes which was completed on April 3, 2003. See Note J to the Condensed Consolidated Financial Statements for further discussion on the Private Placement.

In addition, a hypothetical 100 basis point increase in short-term rates, at March 4, 2003, would decrease the fair value of our interest rate swaps approximately $0.3 million at that date.

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

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

        The following exhibits are filed as part of this report:

Exhibit No.

99.1	Note Purchase Agreement dated as of April 3, 2003 between Ruby Tuesday, Inc. and the Purchasers, together with forms of notes and subsidiary guaranty agreement. (Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed April 8, 2003 (File No. 1-12454)).

99.2	First Amendment, dated as of March 31, 2003, to Revolving Credit and Term Loan Agreement.

99.3	Fifth Amendment, dated as of March 31, 2003, to Amended and Restated Loan Facility Agreement and Guaranty.

99.4	Certification of Chairman of the Board and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.5	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: April 15, 2003	RUBY TUESDAY, INC. (Registrant) BY: /S/ MARGUERITE N. DUFFY —————————————— Marguerite N. Duffy Senior Vice President and Chief Financial Officer

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

DATE: April 15, 2003 BY: /S/ SAMUEL E. BEALL, III —————————————— Samuel E. Beall, III Chairman of the Board and Chief Executive Officer

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

DATE: April 15, 2003 BY: /S/ MARGUERITE N. DUFFY —————————————— Marguerite N. Duffy Senior Vice President and Chief Financial Officer