Form 10-K
period 2003-06-03
RUBY TUESDAY INC
filed 2003-08-15
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: June 3, 2003

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

        Commission file number 1-12454

RUBY TUESDAY, INC.
(Exact name of registrant as specified in charter)

GEORGIA	63-0475239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 West Church Avenue, Maryville, Tennessee 37801
(Address of principal executive offices and zip code)

(865) 379-5700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of class
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes   No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last day of the second fiscal quarter ended December 3, 2002 was $1,148,605,004 based on the closing stock price of $17.96 on December 3, 2002.

The number of shares of the registrant's common stock outstanding as of August 7, 2003, the latest practicable date prior to the filing of this Annual Report, was 64,899,816.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, is incorporated into Part III hereof.

Part I
Item 1. Business

Background
The first Ruby Tuesday® restaurant was opened in 1972 in Knoxville, Tennessee near the campus of the University of Tennessee. The Ruby Tuesday concept, which consisted of 16 restaurants, was acquired by Morrison Restaurants Inc. (“Morrison”) in 1982. During the following years, Morrison added other casual dining concepts, including the internally-developed American Cafe® (formerly “Mozzarella’s American Cafe” and “Silver Spoon”). In January 1995, Morrison completed the acquisition of Tias Inc., a chain of Tex-Mex restaurants. In a spin-off transaction that occurred on March 9, 1996, shareholders of Morrison approved the distribution of two separate businesses of Morrison to its shareholders. In conjunction with the spin-off, Morrison was reincorporated in the State of Georgia and changed its name to Ruby Tuesday, Inc. (the “Company,” “RTI,” “we,” “us” and “our”).

We began our traditional franchise program in 1997 with the opening of one franchised Ruby Tuesday restaurant and two international franchised Ruby Tuesday restaurants. The following year, we introduced our franchise partnership program, under which we own 1% or 50% of the equity of each franchise partnership. We do not own any equity under our traditional franchise program. Since 1997, agreements for the franchise development of new Ruby Tuesday restaurants have been signed with 24 casual-dining operators who have become franchise partners, five traditional domestic and 13 traditional international franchisees. In conjunction with the signing of the franchise partnership agreements, we have sold 123 Ruby Tuesday restaurants in our non-core markets to the franchise partnerships. In addition, the 13 international franchisees hold rights to develop Ruby Tuesday restaurants in 38 countries.

On November 20, 2000, the American Cafe (including L&N Seafood) and Tia’s Tex-Mex concepts, with 69 operational units, were sold to Specialty Restaurant Group, LLC (“SRG”), a limited liability company owned by the former President and Partner of the Company’s American Cafe and Tia’s Tex-Mex concepts and certain members of his management team.

Operations
We own and operate the Ruby Tuesday concept in the bar and grill segment of casual dining. We also offer franchises for the Ruby Tuesday concept in domestic and international markets through both our franchise partnership program and traditional franchising. As of June 3, 2003, we owned and operated 440 casual dining restaurants, located in 27 states and the District of Columbia. Also, as of June 3, 2003, franchise partnerships operated 189 restaurants located in 18 states and traditional franchisees operated 28 domestic and international restaurants located in Kentucky and the Asian Pacific Region, India, Puerto Rico, Iceland, Canada, Mexico, Eastern Europe, and Central and South America.

Ruby Tuesday restaurants are casual, full-service restaurants with warm woods, whimsical artifacts and classic tiffany style lamps which create a comfortable, nostalgic look and feel. Ruby Tuesday’s menu emphasizes a variety of entrees to satisfy any customer’s tastes and preferences. Some of Ruby Tuesday’s most popular entree items, which are prepared fresh daily, include fajitas, ribs, chicken entrees, steak entrees, seafood entrees, pasta entrees, burgers, soups, sandwiches, our signature salad bar, and signature Tallcake® desserts in strawberry and chocolate varieties. Entree selections range in price from $6.49 to $16.99.

At June 3, 2003, the Company owned and operated units concentrated primarily in the Southeast, Northeast, Mid-Atlantic and Midwest. We consider these regions to be our core markets. We intend to open approximately 50 Company-owned units during Fiscal 2004. The majority of these new restaurants are expected to be located in existing markets. Current development plans call for a continued shift towards freestanding restaurants versus mall-based restaurants, and we expect all of the new restaurants planned for Fiscal 2004 to be freestanding. Existing prototypes range in size from 4,600 to 7,000 square feet with seating for 162 to 300 guests. Because these restaurants provide for substantial seating in proportion to the square footage of the buildings, we believe these restaurants offer an opportunity for improved restaurant-level returns on investment. We also believe there is potential for several thousand additional Ruby Tuesday restaurants to be operated across the United States. The availability of several different restaurant prototypes enables us to develop restaurants in a variety of different markets, including rural America, locations adjacent to interstate highways, locations within office complexes, as well as our more traditional sites. Other than population and traffic volume, our site selection requirements for these new restaurants include annual household incomes ranging from $30,000 to $50,000, good accessibility to our restaurants, and visibility of the location. New restaurants are operated by general managers who are rewarded for their ability to grow sales and operating profit.

Franchising
We currently have two distinct franchising programs: (i) a franchise partnership program, and (ii) a traditional domestic and international franchise program. Our franchise partnership program allows us to become a 1% or 50% financial partner with restaurant operators whom we believe to be some of the best from the casual dining industry. Franchise partnerships exist only in domestic markets and are located in Florida and certain parts of the Midwest, Northeast, and Western United States. Under the franchise agreements signed by each franchise partnership, we receive development and license fees from the franchisees in exchange for the franchisee’s obligation to develop and operate Ruby Tuesday restaurants in their respective areas. We also receive royalty fees from the franchise partnerships based on a percentage of each restaurant’s sales, as well as support service fees for providing a variety of services, including the maintenance of franchisees’ accounting records.

During Fiscal 2003, the franchise partnerships opened 15 new Ruby Tuesday restaurants, bringing the total of franchise partnership restaurants to 189. The 24 franchise partnerships operate these 189 units in the following states: Arkansas (1), California (1), Colorado (11), Florida (55), Illinois (20), Indiana (9), Iowa (1), Kansas (4), Maine (4), Michigan (26), Minnesota (6), Missouri (15), Nebraska (6), Nevada (1), New York (18), Oregon (2), Utah (5), and Washington (4).

Our traditional domestic and international franchise program continued expanding during Fiscal 2003 with franchisees opening eight international franchise restaurants during the year. At June 3, 2003, traditional franchisees operated 28 units worldwide.

For Fiscal 2004, franchise partnerships are projected to open 18 to 24 restaurants. Traditional domestic and international franchisees are projected to open eight to ten restaurants.

Due to the adoption of a new accounting standard, all of the 24 franchise partnerships will be consolidated into our financial statements beginning in Fiscal 2004.

Training
The Company’s WOW-U®, located in the Maryville, Tennessee Restaurant Support Services Center, serves as the centralized training center for all of our and our franchisee’s restaurant managers and other team members. Facilities include classrooms and a test kitchen. WOW-U provides managers with the opportunity to assemble for intensive, ongoing instructions and interaction. Programs include classroom instruction and various team competitions, which are designed to contribute to the skill and enhance the dedication of the Company and franchise teams and to strengthen our corporate culture. Further contributing to the training experience is the RT Lodge(SM), which is located on a wooded campus just minutes from the Restaurant Support Services Center. RT Lodge serves as the lodging quarters and dining facility for those attending WOW-U. After a long day of instructions and competitions, trainees have the opportunity to dine and socialize with fellow team members in a relaxed and tranquil atmosphere. We believe our emphasis on training and retaining high quality restaurant managers is critical to our long-term success and has played a vital role in enabling us to reach low turnover for both management and hourly employees.

Research and Development
We do not engage in any material research and development activities. However, we do engage in ongoing studies to assist with the development of menu items. Additionally, we conduct consumer research to determine our guests’ preferences, trends, and opinions.

Raw Materials
We negotiate directly with our suppliers for the purchase of raw materials and have contracted with Performance Food Group Customized Distribution (“PFG”) and Sysco Intermountain Food Services, Inc. (“Sysco”) to distribute our raw materials under a cost plus delivery fee basis. Our contract with PFG can be terminated at any time upon appropriate notice. The contract with Sysco is for a two-year term and expires on March 31, 2005, with an option to renew. These contracts provide us with two primary food distributors, reducing our reliance on any one major vendor.

If either distributor is unable to meet our supply needs, we negotiate directly with alternate primary suppliers to obtain competitive prices.

We use purchase commitment contracts to stabilize the potentially volatile pricing associated with certain commodities. Because of the relatively short storage life of inventories, limited storage facilities at the restaurants, our requirement for fresh products and the numerous sources of goods, a minimum amount of inventory is maintained at our restaurants. If necessary, all essential food, beverage and operational products are available and can be obtained from alternative suppliers in all cities in which we operate.

Our franchise partnerships also purchase supplies and raw materials from PFG and Sysco with terms and conditions that are substantially similar to those extended to the Company.

Trademarks of the Company
We and our affiliates have registered certain trademarks and service marks with the United States Patent and Trademark Office, including the name “Ruby Tuesday.” RTI holds a license to use all such trade and service marks from our affiliates, including the right to sub-license the related trade and service marks. We believe that these and other related marks are of material importance to our business. Registration of the Ruby Tuesday trademark expires in 2005, unless renewed.

Seasonality
Our business is moderately seasonal. Average restaurant sales of our mall-based restaurants, which represent approximately 28% of our total restaurants, are slightly higher during the winter months and peak during the holiday season. Freestanding restaurant sales are generally higher in the summer months.

Customer Dependence
No material part of our business is dependent upon a single customer, or a limited number of customers. The loss of any one customer or even a limited number of customers would not have a material impact on our operations.

Competition
Our business is subject to intense competition with respect to prices, services, locations, and the types and quality of food. We are in competition with other food service operations, with locally-owned restaurants, and other national and regional restaurant chains that offer the same or similar types of services and products as we do. Some of our competitors may be better established in the markets where our restaurants are or may be located. Changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns, and the types, numbers and locations of competing restaurants often affect the restaurant business. There is active competition for management personnel and for attractive commercial real estate sites suitable for restaurants. In addition, factors such as inflation, increased food, labor and benefits costs, and difficulty in attracting qualified management and hourly employees may adversely affect the restaurant industry in general and our restaurants in particular.

Government Regulation
We and our franchisees are subject to various licensing requirements and regulations at both the state and local levels for items such as zoning, land use, sanitation, alcoholic beverage control, and health and fire safety. We have not encountered any significant difficulties or failures in obtaining the required licenses or approvals that could delay the opening of a new restaurant or the operation of an existing unit and we do not presently anticipate any of these difficulties to occur in the future. Our business is subject to various other regulations at the federal level of government, such as compliance with various health care, minimum wage, and fair labor standards. Compliance with these regulations has not had, and is not expected to have, a material adverse effect on our operations.

There is no material portion of our business that is subject to renegotiation of profits or termination of contracts or sub-contracts at the election of the government.

Environmental Compliance
Compliance with federal, state and local laws and regulations which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not expected to have a material effect on our capital expenditures, earnings or competitive position.

Personnel
As of June 3, 2003, we employed approximately 13,400 full-time and 20,400 part-time employees. We believe that our employee relations are good and that working conditions and employee compensation is comparable with our competitors. Our employees are not covered by a collective bargaining agreement.

Executive Officers of the Company
Executive officers of the Company are appointed by and serve at the discretion of the Company’s Board of Directors. Information regarding the Company’s executive officers as of June 3, 2003, is provided below.

Name	Age	Position	Executive Officer Since

S. E. Beall, III	53	Chairman of the Board and Chief Executive Officer	1982
R. D. McClenagan	55	President/Partner	1985
D. T. Cronk	50	Senior Vice President, General Counsel and Secretary	1997
A. R. Johnson	51	Senior Vice President, Brand Development	2000
M. N. Duffy	42	Senior Vice President, Chief Financial Officer	2001
N. N. Ibrahim	42	Senior Vice President, Chief Technology Officer	2003
R. F. LeBoeuf	41	Senior Vice President, Chief People Officer	2003

Mr. Beall has been Chairman of the Board and Chief Executive Officer of the Company and prior to the spin-off transaction, Morrison, since May 5, 1995. Mr. Beall served as President and Chief Executive Officer of Morrison from June 6, 1992 to May 4, 1995, as President and Chief Operating Officer of Morrison from September 1986 to June 1992, and held various executive positions from April 1982 to September 1986. Mr. Beall founded Ruby Tuesday, Inc. (the predecessor company) in 1972 and served as the President and Chief Executive Officer of Ruby Tuesday, Inc. from 1972 to April 1982.

Mr. McClenagan has been President/Partner of the Company since June 2001 and was President of the Ruby Tuesday Division of the Company from March 1994 to June 2001. He served as President of the Ruby Tuesday Group of Morrison from April 1990 to March 1994 and as Senior Vice President of the Specialty Restaurant Division of Morrison from March 1985 to April 1990.

Mr. Cronk joined the Company as Senior Vice President-Legal in July 1997 and was named Senior Vice President, General Counsel and Secretary of the Company in April 1998. Prior to joining the Company, Mr. Cronk was Vice President-Worldwide Development, of Friday's Hospitality Worldwide, Inc. from November 1995 to July 1997 and Vice President and General Counsel, of Friday's Hospitality Worldwide, Inc. from January 1991 to November 1995.

Mr. Johnson joined the Company in April 2000 and was named Senior Vice President–Brand Development in May 2000. Prior to joining the Company, Mr. Johnson was the President of Hopewell & Co. from February 1997 to April 2000, Vice President of Dollar General Corporation from October 1996 to February 1997, and President of the Specialty Division and Senior Vice President of Morrison from May 1992 to May 1996.

Ms. Duffy joined Morrison in August 1990 and was named Senior Vice President and Chief Financial Officer in June 2001. She served as Vice President, Operations Controller of the Company from October 1999 to May 2001 and Vice President, Investor Relations and Planning from June 1996 to September 1999. Prior to that time Ms. Duffy served as Director, Investor Relations and Strategic Planning and Director, Corporate Accounting and Financial Analysis of Morrison.

Mr. Ibrahim joined the Company in July 2001 and was named Senior Vice President, Chief Technology Officer in April 2003. He served as Vice President, Chief Technology Officer from July 2001 to April 2003. Prior to joining the company, Mr. Ibrahim served as a consultant to the Company's Information Technology department from June 1997 to July 2001.

Mr. LeBoeuf joined the Company in July 1986 and was named Senior Vice President, Chief People Officer in June 2003. From August 2001 to June 2003, Mr. LeBoeuf served as Vice President, Human Resources and, from October 2000 to August 2001, as Vice President, Support Services. From October 1999 to October 2000, Mr. LeBoeuf was named Director of Training and Development, and he was a Regional Financial Analyst from January 1997 to October 1999 (from January 1999 through October 1999 he was also Tia's Tex-Mex Controller). Prior to January 1997, Mr. LeBoeuf held various operational positions with the Company.

Available Information
The Company maintains a website at http://rubytuesday.com. The Company makes available on its website, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as it is reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. The Company is not including the information contained on or available through its website as a part of, or incorporating such information into, this Annual Report on Form 10-K.

A copy of the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, will be made available without charge to all shareholders upon written request to the Company. Shareholders are encouraged to direct such requests to the Company's Investor Relations department at the Restaurant Support Services Center address.

Item 2. Properties

Information regarding the locations of our Ruby Tuesday restaurants is shown in the list below. Of the 440 Company-owned and operated restaurants as of June 3, 2003, we owned the buildings and held non-cancelable long-term land leases for 114 restaurants, owned the land and buildings for 178 restaurants, and held non-cancelable leases covering land and buildings for 148 restaurants. The Company's Restaurant Support Services Center in Maryville, Tennessee, which was opened in Fiscal 1998, is owned by the Company. Our executives and certain other administrative personnel are located in the Maryville Support Services Center. Prior to the end of Fiscal 2001, we expanded the Restaurant Support Services Center by opening second and third locations within a few miles of the Maryville location and closed our Support Services Center in Mobile, Alabama. During Fiscal 2003, we purchased a fourth location to further expand the Restaurant Support Services Center in Maryville, Tennessee and leased a building to allow for additional expansion. Some Support Service employees will be relocated to the fourth Restaurant Support Services Center beginning in the second quarter 2004.

Additional information concerning our properties and leasing arrangements is included in Note 6 to Consolidated Financial Statements included in our Annual Report to Shareholders for the year ended June 3, 2003 appearing in Part II, Item 8 of this Form 10-K.

As of June 3, 2003, we operated 440 Ruby Tuesday restaurants in the following locations:

Alabama (39)	Illinois (1)	Missouri (2)	Rhode Island (2)
Arkansas (3)	Indiana (1)	New Hampshire (4)	South Carolina (26)
Arizona (7)	Kentucky (4)	New Jersey (15)	Tennessee (36)
Connecticut (14)	Louisiana (3)	New York (12)	Virginia (53)
Delaware (6)	Massachusetts (10)	North Carolina (28)	West Virginia (5)
Florida (22)	Maryland (24)	Ohio (29)	Washington, DC (2)
Georgia (46)	Mississippi (11)	Pennsylvania (35)

Item 3. Legal Proceedings

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

None.

PART II
Item 5. Market for the Registrant's Common Equity and Related Shareholder Matters

Certain information required by this Item 5 is included in Note 12 to Consolidated Financial Statements of our Annual Report to Shareholders for the year ended June 3, 2003 appearing in Part II, Item 8 of this Form 10-K.

During Fiscal 1997, our Board of Directors approved a dividend policy as a means of returning excess capital to our shareholders. This policy calls for payment of semi-annual dividends of 2.25¢ per share. The payment of a dividend in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future. There are no material restrictions on our ability to pay dividends. During Fiscal 2003, we declared and paid semi-annual dividends in the first and third quarters. On July 8, 2003, our Board of Directors declared a semi-annual cash dividend of 2.25¢ per share payable on August 4, 2003 to shareholders of record on July 21, 2003.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
Ruby Tuesday, Inc. (the "Company," "RTI," "we," "our," "us") owns and operates Ruby Tuesday(R)casual dining restaurants. We also franchise the Ruby Tuesday concept in selected domestic and international markets. We jointly own certain of our domestic franchises with various franchise partners. Throughout this Annual Report we will refer to those franchises as "franchise partnerships." As discussed throughout the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements, we will consolidate these partially-owned franchise partnerships beginning in Fiscal 2004 due to the adoption of Financial Accounting Standards Board ("FASB") interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). As of fiscal year end, we owned and operated 440 Ruby Tuesday restaurants, located in 26 states and the District of Columbia, while franchise partnerships operated 189 locations and traditional domestic and international franchisees operated 28 locations. Franchise partnerships operate Ruby Tuesday units in 18 states outside the Company's core markets, primarily Florida, the Northeast and Western United States. Traditional franchisees operate units domestically in Kentucky and internationally in the Asian Pacific Region, India, Puerto Rico, Canada, Mexico, Iceland, Eastern Europe, and Central and South America.

We again hope that you find this year's Annual Report to be informative and easy to follow. We remind you that, in order to best obtain an understanding of the significant factors that influenced our performance during the past three fiscal years, the following should be read in conjunction with the Consolidated Financial Statements and related Notes.

Results of Operations
Sales
Sales at Ruby Tuesday restaurants for Fiscal 2003 grew 9.7% over Fiscal 2002 for Company-owned restaurants and 10.2% system-wide. The tables presented below reflect Ruby Tuesday concept sales, average unit volumes and other revenue information for the last five years.

Ruby Tuesday Concept Sales (In millions):

Fiscal Year	Company-Owned	System-Wide
2003	$ 898.4	$1,286.0
2002	819.1	1,167.1
2001	720.3	1,008.8
2000	676.8	863.3
1999	609.0	732.5

Average Unit Volumes--Company-owned Ruby Tuesday restaurants:

Fiscal Year
2003	$2,151,200
2002	2,111,100
2001	2,026,200
2000	1,967,800
1999	1,864,500

(a)     System-wide sales are retail sales for Company-owned and franchised restaurants. Fiscal 2001 includes sales for American Cafe, L&N Seafood, and Tia’s Tex-Mex restaurants which were sold to Specialty Restaurant Group, LLC (“SRG”) in November 2000.
(b) Franchise revenues include royalty, license and development fees paid to us by our franchisees, exclusive of support service fees of $13.8 million, $11.7 million, and $10.3 million, respectively, which are recorded as an offset to selling, general and administrative expenses.

RTI’s increases in Company revenues and system-wide sales in Fiscal 2003 are attributable to growth in the number of restaurants coupled with higher average unit volumes. Same-store sales for Company-owned units increased 0.5% for Fiscal 2003. No units were sold to franchisees (“refranchised”) during the year.

RTI system-wide sales increased 10.2% in Fiscal 2002 (15.7% for Ruby Tuesday concept only) due to growth in the number of restaurants and an increase in average unit volumes. Offsetting the increase in the Ruby Tuesday concept was the sale of all 69 American Cafe, L&N Seafood, and Tia’s Tex-Mex restaurants to SRG in Fiscal 2001. Total Company revenues increased 6.5% in Fiscal 2002, due to growth in number of restaurants, higher average unit volumes, and an increase of 2.8% in same-store sales, offset by the refranchising of 20 Ruby Tuesday restaurants in Fiscal 2002 and the sale of units to SRG. Fiscal 2001‘s revenues included 24 weeks of revenue from American Cafe, L&N Seafood, and Tia’s Tex-Mex restaurants ($49.9 million), which were sold to SRG on November 20, 2000. Fiscal 2002‘s increase in same-store sales was driven primarily by higher check average resulting from a change in menu mix.

Franchise revenue is recognized when we have performed all material services and the restaurant has opened for business. Franchise revenue, which includes royalty, development and operating agreement fees, increased 8.9% to $15.3 million, and 13.1% to $14.1 million in Fiscal 2003 and 2002, respectively. The increases are primarily attributable to growth of the domestic franchise partnership program.

Ruby Tuesday Restaurants*
The table below presents the number of Ruby Tuesday concept restaurants at each fiscal year end from Fiscal 1999 through Fiscal 2003:

Fiscal Year	Company-Owned	Franchise Partnerships	Traditional Franchise	Total
2003	440	189	28	657
2002	397	178	21	596
2001	374	146	17	537
2000	336	132	14	482
1999	335	74	11	420

*Excludes American Cafe, L&N Seafood, and Tia’s Tex-Mex restaurants

Overview

During Fiscal 2003, we
  opened 50 Ruby Tuesday restaurants.
  closed the following restaurants:
  four were closed due to lease terminations; and
  three which were not meeting management's expectations were closed. Each of these restaurants was closed as part of upgrading our portfolio of restaurants.

During Fiscal 2002, we

  opened 53 Ruby Tuesday restaurants (three of which were acquired from a franchise partnership).
  sold or closed the following restaurants:
  19 were sold to three new franchise partnerships for $30.7 million, of which $20.7 million was received in cash with the remaining balance in the form of notes payable to us due through Fiscal 2013 bearing interest at a rate of 10% (the sale of these restaurants resulted in a pre-tax loss of $0.4 million which is included in other restaurant operating costs);
  one was sold to an existing franchise partnership for $1.5 million in exchange for a promissory note payable to us bearing interest at 10% (this note was paid in Fiscal 2003);
  five were closed due to lease terminations; and
  five which were not meeting management's expectations were closed; two of the five were among those acquired from the Arizona franchise partnership in Fiscal 2001.

Our franchisees have entered into development agreements whereby they commit to open a specified number of Ruby Tuesday restaurants in their assigned territories over a specific period of time. In conjunction with development agreements, 23 Ruby Tuesday franchise restaurants (15 franchise partnership and eight traditional) were opened during Fiscal 2003 and 24 Ruby Tuesday franchise restaurants (19 franchise partnership and five traditional) were opened during Fiscal 2002. In addition, we refranchised 20 restaurants to franchise partnerships in Fiscal 2002. We currently do not have plans to refranchise any Company-owned Ruby Tuesday restaurants over the next 12 months.

Impact of Recently Adopted Accounting Pronouncements
In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. As of June 3, 2003, we did not have any guarantees that were issued or modified after December 31, 2002. We have adopted the disclosure requirements of FIN 45 for Fiscal 2003 (see Note 10 to the Consolidated Financial Statements). Although certain guarantees in existence at June 3, 2003 will be modified in Fiscal 2004, most notably the $48.0 million credit facility for our franchise partnerships, we do not expect these modifications to have a material impact on our consolidated financial statements due to the upcoming adoption of FIN 46 which will require us to record all third party franchise partnership debt in our Consolidated Balance Sheet. Guarantee liabilities and the related expense, if any, to be recorded in RTI’s Balance Sheets will be eliminated upon consolidation of the franchise partnerships.

In January 2003, the Emerging Issues Task Force issued EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of Cost of Merchandise when recognized in our Consolidated Statements of Income. That presumption is overcome when the consideration is either a reimbursement of specific, incremental, identifiable costs incurred to sell the vendor’s products, or a payment for assets or services delivered to the vendor. EITF 02-16 is effective for arrangements entered into after December 31, 2002. The Company has chosen to adopt the new requirements prospectively rather than restate previous periods. The impact of the new standard in Fiscal 2003 was a reduction to income of $0.3 million.

Pre-Tax Profit
For Fiscal 2003, pre-tax profit was $135.7 million or 14.9% of total revenues. Pre-tax profit for Fiscal 2002 was $88.1 million after consideration of a pre-tax loss of $28.9 million related to the Specialty Restaurant Group, LLC (“SRG”) note receivable (the “SRG Note”). We wrote-off the SRG Note in the fourth quarter of Fiscal 2002 due to a number of factors all relating to SRG’s declining operating performance and the receipt of notification on April 26, 2002 from SRG’s senior lender that payments due to us under the SRG Note were to be halted as a result of SRG’s covenant defaults. Pre-tax profit for Fiscal 2002 was $117.0 million or 14.0% of total revenues, excluding the loss on the SRG note receivable. A reconciliation of earnings excluding the loss on valuation of the SRG Note to the reported financial results is as follows:

Pre-tax Income
Pre-tax income increased $47.6 million in Fiscal 2003 to $135.7 million. Excluding the loss on the SRG note receivable in Fiscal 2002, pre-tax income for Fiscal 2003 increased $18.7 million, or 16.0%. The reported increase was due to an increase in revenues due to growth in the number of units, higher average unit volumes, and increased franchising revenues, and a reduction, as a percentage of revenues, of cost of merchandise, other restaurant operating costs, and selling, general and administrative expenses as discussed below as well as the prior year loss on valuation of the SRG Note.

Pre-tax income decreased $4.1 million in Fiscal 2002 to $88.1 million from Fiscal 2001 due to the loss on valuation of the SRG Note as discussed above. Excluding this one-time charge, pre-tax income increased $24.7 million, or 26.8%, from Fiscal 2001. The increase is due to positive same-store sales for the Ruby Tuesday concept, increased franchising support service fees and interest income, and a reduction, as a percentage of revenues, of cost of merchandise, other restaurant operating costs, depreciation and amortization and selling, general and administrative expenses, as discussed below.

Cost of Merchandise
Cost of merchandise, as a percentage of restaurant sales, decreased 0.3% in Fiscal 2003 due to increased volume discounts and declining food costs with the rollout of a new menu in March of this year.

For Fiscal 2002, cost of merchandise decreased 0.8%, as a percentage of restaurant sales, due to lower red meat and rib costs coupled with the implementation of a new food cost theoretical system designed to significantly reduce food waste. In addition, vendor rebates and volume discounts increased due to favorable price negotiations.

Payroll and Related Costs
Payroll and related costs increased 0.3% as a percentage of restaurant sales in Fiscal 2003 due to a continued focus on staffing levels and additional training costs incurred in transitioning units to our current service initiatives. Higher worker’s compensation claims expense also contributed to the increase in payroll and related costs.

For Fiscal 2002, payroll and related costs increased 0.6%, as a percentage of restaurant sales, due to higher hourly labor resulting from increased staffing levels offset by corresponding decreased overtime. Other increases included higher health insurance expenses.

Other Restaurant Operating Costs
Other restaurant operating costs, as a percentage of restaurant sales, decreased 2.0% in Fiscal 2003 primarily due to the refinancing of the bank-financed operating lease agreements with traditional bank debt and corresponding purchase of the underlying properties, which resulted in rent expense (for the operating leases) being replaced by interest and depreciation expense (for the owned units), lower closing expense due in part to fewer closings in Fiscal 2003 and lower asset impairment charges in comparison to the prior fiscal year.

For Fiscal 2002, other restaurant operating costs, as a percentage of restaurant sales, decreased 0.3% due to lower utilities as a result of favorable weather and market conditions, the prior year sale of restaurants to SRG (SRG restaurants ran higher occupancy costs than Ruby Tuesday concept restaurants) and decreased repairs expense due to cost efficiencies resulting from the increased use of maintenance contracts. Offsetting these decreases is an increase in lease expense which resulted from increased use of the bank-financed operating lease program during Fiscal 2002.

Depreciation and Amortization
Depreciation and amortization, as a percentage of restaurant sales, increased 1.0% in Fiscal 2003 as a result of the acquisition of properties previously leased which resulted from the refinancing of the bank-financed operating leases with traditional bank debt.

For Fiscal 2002, depreciation and amortization, as a percentage of restaurant sales, decreased 0.4% as a result of higher average unit volumes, increased use of our bank-financed operating lease program and the prior year sale of restaurants to SRG, which ran higher depreciation as a percentage of sales than Ruby Tuesday concept restaurants.

Loss on SRG Note Receivable
During Fiscal 2002, RTI recorded a loss on the SRG note receivable of $28.9 million. As discussed in Note 4 to the Consolidated Financial Statements, we wrote-off the SRG promissory note due to a number of factors all relating to SRG’s declining operating performance and the receipt of notification on April 26, 2002 from SRG’s senior lender that note payments due to us were to be halted as a result of SRG’s covenant defaults.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, as a percentage of total revenues, decreased 0.5% in Fiscal 2003. The decrease is attributable to higher average unit volumes coupled with higher support service fees from franchise partnerships and SRG. We provide these services to our franchise partnerships and SRG for a fee. Support service fee income totaled $13.8 million, $11.7 million and $10.3 million in Fiscal 2003, 2002 and 2001, respectively. These fees are recorded as a contra-expense to selling, general and administrative expenses as the related costs to provide these services are included in selling, general and administrative expenses. Other decreases include lower equipment rent due to the buyout of certain computer leases and lower information technology costs due to bringing unit level technology costs in-house.

For Fiscal 2002, selling, general and administrative expenses decreased 1.0%, as a percentage of total revenues, which is attributable to higher average unit volumes coupled with higher support service fees from franchise partnerships and SRG.

Equity in Earnings of Unconsolidated Franchises
For Fiscal 2003, our equity in the earnings of unconsolidated franchises increased to $3.3 million from $0.9 million in Fiscal 2002, due to increased earnings attributable to our 50% owned franchise partnerships coupled with the earnings attributable to four partnerships in which we acquired an additional 49% equity interest in Fiscal 2003. Our agreements with franchise partners allow us to purchase an additional 49% equity interest for $0.5 million. We have chosen to exercise that option in situations in which we expect to earn a return similar to or better than that which we expect when we invest in new restaurants. In Fiscal 2003 and 2002, we exercised our right to acquire an additional 49% equity interest in four franchise partnerships (bringing our total ownership of each of those franchisees to 50%). As of the end of Fiscal 2003, the Company held a 50% interest in nine franchise partnerships collectively operating 97 Ruby Tuesday restaurants.

Net Interest Expense/(Income)
Net interest expense increased $8.1 million in Fiscal 2003 primarily due to the credit facility entered into in the first quarter to refinance the bank-financed operating leases and the private sale in the fourth quarter of Company notes in the amount of $150 million. In addition, interest income decreased in Fiscal 2003 due to the write-off of the SRG note in the fourth quarter of Fiscal 2002. See the “Borrowings and Credit Facilities” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on these two transactions.

For Fiscal 2002, net interest income increased $2.3 million to $5.8 million primarily due to additional notes receivable relating to refranchising. In accordance with the original terms of the promissory notes (see Note 4 to the Consolidated Financial Statements), $2.5 million of this interest was not received in cash in Fiscal 2002 as initial cash payments of interest were deferred one to three years.

The amount of interest recorded as income but not received in cash decreased to $1.9 million in Fiscal 2003 as the number of franchisees contractually required to pay interest increased.

Provision for Income Taxes
The effective tax rate for Fiscal 2003 was 34.8%, down from 35.2% in Fiscal 2002, excluding the tax impact of the loss on the SRG note receivable. The change in the effective rate was primarily due to an increase in tax credits during Fiscal 2003. The effective income tax rate including the loss on the SRG note receivable, which is deducted at statutory rates, was 33.9% in Fiscal 2002.

The effective tax rate for Fiscal 2002, excluding the effect of the loss on the SRG note receivable, was 35.2%, down from 35.8% in Fiscal 2001. The change in the effective rate was due to tax saving strategies implemented in Fiscal 2002.

Earnings Per Share (Diluted)
Our long-term goal for diluted earnings per share growth is in the 15% to 20% range per year. Excluding the loss on the SRG note receivable in Fiscal 2002, earnings per share grew 18.3% in Fiscal 2003. Earnings per share including the one-time charge grew 54.5%.

Liquidity and Capital Resources

RTI’s cash from operations and excess borrowing capacity allow us to pursue our growth strategies and targeted capital structure. Accordingly, we have established well-defined priorities for our operating cash flow:

  Invest wisely in new assets and maintain our commitment to high-return, low-risk growth to increase profitability.
  Continue to make investments in our team members and our existing assets in order to provide superior guest and team satisfaction.
  Repurchase our common stock in order to maintain our target capital structure and return excess capital to our shareholders and provide further capital return to our shareholders through our dividend, started in Fiscal 1997.

On July 26, 2002, a transaction occurred which significantly changed the complexion of our balance sheet. On that date, we refinanced all of our bank-financed operating lease obligations with traditional bank debt. This was done because we believe that the negative commentary associated with these bank-financed operating leases, also called synthetic leases, was hurting our shareholder value. For a complete understanding of that transaction, please see Note 5 to the Consolidated Financial Statements.

Sources and Uses of Cash

Our primary source of liquidity is cash provided from operations. Principal uses of cash are capital expenditures, share repurchases, payments on debt, and dividends. The following table presents a summary of our cash flows from operating, investing and financing activities for Fiscal 2003 and 2002 (In thousands).

	2003	2002

Net cash provided by operating activities	$147,657	$146,140
Net cash used by investing activities	(155,985)	(95,648)
Net cash used by financing activities	(15,709)	(28,429)

Net (decrease)/increase in cash and short-term investments	$(24,037)	$22,063

Cash provided by operating activities increased $1.5 million in Fiscal 2003 primarily due to higher net income and with higher depreciation expense offset by lower losses on impairment and disposition of assets. Investing activities used an additional $60.3 million in Fiscal 2003 due to increased property and equipment purchases with cash from operations and the reduction in proceeds from refranchising due to the Fiscal 2002 sale of restaurants to franchise partnerships, which resulted in the receipt of $20.7 million in proceeds. Financing activities used $12.7 million less in Fiscal 2003 due primarily to less stock repurchases than Fiscal 2002. Further information regarding our consolidated cash activity for Fiscal 2003, 2002, and 2001 is presented in the Consolidated Statements of Cash Flows.

On July 26, 2002, we refinanced all of our bank-financed operating leases with traditional bank debt in a non-cash transaction. In addition, we completed the private placement sale of $150 million of senior notes on April 3, 2003 (see Note 5 to the Consolidated Financial Statements). The combination of capital spending, dividend payments and share repurchases for Fiscal 2004 and beyond may require funding from our bank facilities discussed below. The nature, extent, and timing of our external financing needs will vary depending upon our evaluation of existing market conditions and other economic factors.

Our working capital deficiency and current ratio as of June 3, 2003 was $30.1 million and 0.6:1, respectively. As is common in the restaurant industry, we carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset) and receivable and inventory levels are generally not significant.

Capital Expenditures
We require capital principally for new restaurant construction, equipment replacement, and remodeling of existing restaurants. Property and equipment expenditures purchased primarily with internally generated cash flows for Fiscal 2003 were $153.4 million. An additional $209.7 million of property was acquired in Fiscal 2003 in a non-cash transaction when the Company unwound its bank-financed operating leases. During the year, 50 restaurants were opened.

Consolidated capital expenditures for Fiscal 2004 are budgeted to be approximately $190.0 to $200.0 million. Of this amount approximately $40.0 million is expected to be spent by RTI’s franchise partnerships which will then be included in RTI’s consolidated financial statements as a result of the adoption of FIN 46. These 24 franchise partnerships are separate legal entities. Some of the larger franchise partnerships may choose to fund capital expenditures primarily with cash provided by operations. Other franchisees may borrow under facilities without any involvement from RTI. The smallest of RTI’s franchise partnerships in certain instances fund capital expenditures through financing programs in which RTI provides a partial guarantee. The remaining portion of capital expenditures ($150.0 million to $160.0 million) is attributable to RTI, the legal entity. We intend to fund capital expenditures for Company-owned restaurants with cash provided by operations. Planned Company-owned Ruby Tuesday openings are expected to be approximately 50 restaurants. Franchise partnerships are projected to open 18 to 24 restaurants. Traditional domestic and international franchisees are projected to open eight to ten restaurants. See “Special Note Regarding Forward-Looking Information.”

Pension Plans Funded Status
The Company is a sponsor of the Morrison Restaurants Inc. Retirement Plan (the “Retirement Plan”), along with entities acquired by Piccadilly Cafeterias, Inc. (“Piccadilly”) and Compass Group, PLC (“Compass”). Piccadilly and Compass each bought companies formerly spun off by Morrison Restaurants Inc., the entity now known as Ruby Tuesday, Inc. The Retirement Plan was established to provide retirement benefits for qualifying employees of Morrison Restaurants Inc. Under the Retirement Plan, participants are entitled to receive benefits based upon salary and length of service. The Retirement Plan was amended as of December 31, 1987, so that no additional benefits will accrue and no new participants may enter the Retirement Plan after that date. Certain responsibilities involving the administration of the Retirement Plan are jointly shared by each of the three companies. The sponsors have agreed to voluntarily contribute such amounts as are necessary to provide assets sufficient to meet benefits to be paid to participants. For Fiscal 2003, RTI made total contributions of $1.0 million. RTI contributions to the Retirement Plan for Fiscal 2004 are projected to be $0.8 million. To the best of our knowledge, both of the other sponsors have made all required contributions.

As disclosed in Note 8 to the Consolidated Financial Statements, RTI also sponsors two additional non-funded pension plans, the Executive Supplemental Pension Plan and the Management Retirement Plan. Although these plans are legally considered to be unfunded, the Company does provide a source for the payment of benefits under these two plans in the form of company-owned life insurance policies. The cash value of these policies net of policy loans was $12.4 million at June 3, 2003. The Management Retirement Plan was amended effective June 1, 2001 such that no additional benefits would accrue and no new participants may enter the plan after that date.

As of our March 31, 2003 measurement date, these three plans had a total projected benefit obligation (“PBO”) of $28.7 million, and an accumulated benefit obligation (“ABO”) of $26.9 million. The combined fair value of plan assets, including the company-owned life insurance policies and a contribution of $0.8 million made to the Retirement Plan after the measurement date but before June 3, 2003, was $15.6 million. As a result of the underfunded status of the three plans relative to the combined PBO, we have recorded a $7.5 million charge to shareholder’s equity (net of tax of $4.8 million) as of June 3, 2003.

The PBO and ABO reflect the actuarial present value of all benefits earned to date by employees. The PBO incorporates assumptions as to future compensation levels while the ABO reflects only current compensation levels. Due to the relatively long time frame over which benefits earned to date are expected to be paid, our PBO and ABO are highly sensitive to changes in discount rates. We measured our PBO and ABO using a discount rate of 6.5% at March 31, 2003.

Due to recent stock market declines, our Retirement Plan assets have experienced losses in value in Fiscal 2003 and Fiscal 2002 totaling $1.3 million and $0.1 million, respectively. Because of these declines, we changed our expected long-term rate of return on plan assets from 10.0% to 8.0% in Fiscal 2003. We believe that this assumption is appropriate given the composition of our plan assets and historical market returns thereon. This change resulted in the recognition of approximately $0.1 million in incremental expense. We will continue to use the 8.0% expected rate of return on plan assets assumption for the determination of pension expense in Fiscal 2004.

The losses our plan assets have experienced, along with the decrease in discount rates and mortality assumption changes have largely contributed to the unamortized actuarial loss of $7.0 million in our three plans as of March 31, 2003.

In total, we expect pension expense to increase approximately $1.0 million in Fiscal 2004. We have incorporated this incremental expense into our annual budgets and outlook. We do not believe that the underfunded status of the three pension plans will materially affect our financial position or cash flows in Fiscal 2004 or future years. Given current funding levels and discount rates we would anticipate making contributions to more fully fund the pension plans over the course of the next five to ten years. We believe our cash flows from operating activities will be sufficient to allow us to make necessary contributions to the three plans. We have included known and expected increases in our pension expense as well as future expected plan contributions in our operating plans and outlook. See “Special Note Regarding Forward-Looking Information.”

Significant Contractual Obligations and Commercial Commitments
Long-term financial obligations were as follows as of June 3, 2003 (In thousands):

Payments Due By Period				
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Term notes payable and other long-term debt, including current maturities (a)	$ 7,634	$ 570	$ 1,206	$ 1,434	$ 4,424
Revolving credit facility (a)	50,000		50,000		
Unsecured senior notes (Series A and B) (a)	150,000				150,000
Other operating leases, net of sublease payments (b)	226,570	25,146	48,007	42,745	110,672
	$ 434,204	$ 25,716	$ 99,213	$ 44,179	$ 265,096

(a) See Note 5 to the Consolidated Financial Statements for more information.
(b) See Note 6 to the Consolidated Financial Statements for more information.

For purposes of calculating total debt to capital, we include all of the above, including the present value of operating leases, as well as the letters of credit and franchisee loan guarantees presented below, as debt.

Commercial Commitments (In thousands):

	Total at June 3, 2003
Letters of credit	$ 8,091
Franchisee loan guarantees	18,855
Divestiture guarantees	5,317
	$ 32,263

See Note 10 to the Consolidated Financial Statements for more information.

Borrowings and Credit Facilities
On July 26, 2002, we entered into a transaction to refinance all of our bank-financed operating lease obligations and our revolving credit facility ("Prior Revolver") with traditional bank debt. The Revolving Credit and Term Loan Agreement (the "Agreement") consisted of approximately $200.6 million revolving credit facility and approximately $70.4 million term loan. The $70.4 million term loan was scheduled to mature in October 2003 and was paid off with the proceeds of the Private Placement discussed below. The revolving credit facility includes a $10.0 million current credit line ("Swing Line") and a $30.0 million Letter of Credit sub-facility. Borrowings under the revolving credit facility bear interest at various rate options to be chosen by the Company. On April 3, 2003, we entered into a private sale of $150.0 million of non-collateralized senior notes (the "Private Placement"). The Private Placement consisted of $85.0 million of notes with a fixed interest rate of 4.69% (the "Series A Notes") and $65.0 million of notes with a fixed interest rate of 5.42% (the "Series B Notes"). The Series A Notes and Series B Notes mature on April 1, 2010 and April 1, 2013, respectively. In addition to paying off the term loan portion of the Agreement, the proceeds from the Private Placement were used to pay down $78.3 million of the revolving credit balance outstanding. At June 3, 2003, we had borrowings of $50.0 million on the revolving credit facility of the Agreement with an associated floating rate of 2.28%. At June 4, 2002, we had no borrowings on the Prior Revolver.

During Fiscal 2003, three of our five interest rate swap agreements expired. The remaining two interest rate swap agreements total $50.0 million. These swap agreements fix the interest rate on an equivalent amount of our floating-rate obligations to rates ranging from 5.05% to 5.23%, plus applicable margin ranging from 0.875% to 1.50%, for periods up through December 8, 2003 (see Note 5 to the Consolidated Financial Statements). The interest rate swaps continue to hedge our exposure to interest rate risk associated with our floating rate obligations.

During Fiscal 2004, we expect to fund operations, capital expansion, any repurchase of common stock, and the payment of dividends from operating cash flows, our revolving credit facility, and operating leases. As previously noted our franchise partnerships will separately fund their own operations and capital expansion. This funding likely will include sources beyond those listed for RTI, the legal entity, such as other bank debt. See "Special Note Regarding Forward-Looking Information."

Total long-term debt including current maturities and short-term borrowings increased a net $199.4 million in Fiscal 2003 primarily due to the refinancing of our bank-financed operating lease agreements with traditional bank debt during the first quarter of this fiscal year as discussed above.

Guarantee of Indebtedness of Others
Since 1998, our franchise partnerships have been offered a credit facility for which we provide a partial guarantee. The current credit facility, which has been negotiated with various lenders, is a $48.0 million credit facility to assist franchise partnerships with operational cash flow requirements. RTI also has an arrangement with a different third party lender whereby we may choose, at our sole discretion, to partially guarantee (up to $10.0 million in total) specific loans for new restaurant development. Guarantees under this program are 30%. Should payments be required under this guaranty, RTI has certain rights to acquire the operating restaurants after the third party debt is paid. As of June 3, 2003, the amounts we guaranteed under these two programs were $17.7 million and $1.2 million, respectively (see Note 10 to the Consolidated Financial Statements).

Also noted in Note 10 to the Consolidated Financial Statements are RTI's guarantee arrangements with Morrison Fresh Cooking, Inc. ("MFC") and Morrison Health Care, Inc. ("MHC"). These guarantees arose in 1996 when our shareholders approved the distribution (the "Distribution") of MFC's and MHC's businesses. Contingent liabilities existing from these guarantees include payments due MFC and MHC employees retiring under two non-qualified defined benefit plans, which existed at the time of the Distribution, and for payments due on eight named worker's compensation and general liability claims. These contingent liabilities, which are estimated at June 3, 2003 to be $5.0 million and $0.3 million, respectively, do not have expiration dates. Should any payments be required under these contingent liabilities, RTI would split the amounts due equally with the other non-defaulting entity.

Dividends
During Fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to RTI's shareholders. This policy calls for payment of semi-annual dividends of 2.25¢ per share. In accordance with this policy, we paid dividends of $2.9 million in Fiscal 2003. The payment of a dividend in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future. See "Special Note Regarding Forward-Looking Information."

Additionally, our credit facilities contain certain limitations on the payment of dividends.

Critical Accounting Policies
The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make subjective or complex judgments that may affect the reported financial condition and results of operations. We base our estimates on historical experience and other assumptions that we believe to be relevant in the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. We continually evaluate the information used to make these estimates as our business and the economic environment changes.

We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity. Our significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements.

Allowance for Doubtful Notes
The allowance for doubtful notes represents our best estimate of losses inherent in the notes receivable at the balance sheet date. The allowance for doubtful notes is increased by the amount of any gain not received in cash in refranchising transactions, and reduced by receivables charged off and reduced or increased by any adjustments which result from our review of its adequacy. The adequacy of the allowance for doubtful notes is determined based on reviews and evaluations of specific notes and current economic conditions. Factors considered when reviewing specific notes include sales trends, debt covenant trends, additional borrowing capacity, as well as management judgment about the quality of operations.

Interest Income on Notes Receivable
We recognize interest income on notes receivable when earned which sometimes precedes collection. A number of our franchise partnership notes allow for the deferral of interest during the first one to three years. It is our policy to cease accruing interest income and recognize interest on a cash basis when we determine that the collection of interest or principal is doubtful. Of the $5.7 million interest income recognized in Fiscal 2003, $1.9 million has not yet been received because it contractually is not due. See Note 4 to the Consolidated Financial Statements for further information regarding our notes receivable.

Impairment of Long-Lived Assets
We evaluate our long-lived assets for impairment at the individual restaurant level. We review underlying assets related to each restaurant for impairment when circumstances indicate the carrying amount may not be recoverable (such as when we decide to close a restaurant or when we have restaurants with recurring negative cash flow). Impairments are recognized when the sum of each restaurant's estimated undiscounted future cash flows are less than the book value of the restaurant. In order to determine the amount of an impairment loss, we review future cash flows (including those which would arise from salvage value). In the instance of a potential refranchising transaction, the expected purchase price is used as the estimate of fair value. Impairment write-downs are determined accordingly. See Note 3 to the Consolidated Financial Statements for further information regarding asset impairments.

Self-Insured Casualty Losses
We record our best estimate of the remaining cost to settle incurred self-insured casualty claims. The estimate is based on the results of an independent actuarial study and considers historical claims frequency and severity as well as changes in factors such as our business environment, benefit levels, medical costs and the regulatory environment that could impact overall self-insurance costs.

Income Taxes
We record reserves for estimates of probable settlements of federal and state tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings, changes in the expected outcome of audits or changes in the decisions regarding deferred tax valuation allowances.

Known Events, Uncertainties and Trends

Financial Strategy and Stock Repurchase Plan
Our financial strategy is to utilize a prudent amount of debt, including operating leases, to minimize the weighted average cost of capital while allowing financial flexibility and the equivalent of an investment-grade bond rating. This strategy allows us to repurchase RTI common stock at times when cash flow exceeds capital expenditures and other funding requirements. During Fiscal 2003, we purchased 0.8 million shares of RTI common stock for a total purchase price of $16.1 million. The total number of remaining shares authorized to be repurchased, as of June 3, 2003, is 5.0 million. To the extent not funded with cash from operating activities, additional repurchases, if any, may be funded by borrowings on the credit facilities.

Franchising and Development Agreements
As of June 3, 2003, RTI held a 50% equity interest in nine franchise partnerships. Subsequent to June 3, 2003, we acquired an additional 49% equity interest in four franchise partnerships for $0.5 million each. Three of these acquisitions occurred on June 4, 2003 and the fourth acquisition was effective July 9, 2003. As a result of these transactions, the Company now holds a 50% equity interest in 13 franchise partnerships which collectively operated 122 Ruby Tuesday restaurants as of June 3, 2003. We may choose to exercise our rights to acquire an additional 49% equity interest in additional franchise partnerships later in Fiscal 2004. See "Special Note Regarding Forward-Looking Information."

Disclosures About Market Risk
We manage our exposure to changes in short-term interest rates, particularly to reduce the impact on floating-rate lease or debt obligations, by entering into interest rate swap agreements. These agreements are with high credit quality commercial banks. Consequently, credit risk, which is inherent in all swaps, has been minimized to a large extent. Interest expense is adjusted for the difference to be paid or received as interest rates change. During Fiscal 2003, our interest rate swaps required us to pay the banks $4.4 million, $4.2 million of which we charged to interest expense because the fixed rates we paid were higher than current floating market rates. The remaining portion was charged to rent expense as the swaps were designated as hedging floating rate lease obligations prior to July 2002.

A hypothetical 100 basis point increase or decrease in short-term interest rates would have an impact on annual pre-tax earnings of $0.3 million during the last two quarters of Fiscal 2004 since our floating rate debt ($50.0 million at June 3, 2003) is hedged by the interest rate swaps during the first two quarters of the upcoming year. These swaps ($25.0 million each) expire on November 17 and December 8, 2003.

New Accounting Standards Issued Not Yet Adopted
The accounting standard expected to have the most significant impact on RTI is FIN 46. FIN 46, which was issued by the FASB in January 2003, addresses the consolidation of entities whose equity holders either (a) have not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of these entities, known as variable interest entities ("VIEs"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIEs activities, entitled to receive a majority of the VIEs residual returns, or both. FIN 46 applies immediately to variable interests in VIEs created or obtained after January 31, 2003. For variable interests in a VIE created before February 1, 2003, FIN 46 is applied to the VIE no later than the end of the first interim or annual reporting period beginning after June 15, 2003. FIN 46 requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that the Company will consolidate or disclose information about VIEs when FIN 46 becomes effective.

As discussed in Note 1 to the Consolidated Financial Statements, we plan to adopt FIN 46 at the beginning of Fiscal 2004. FIN 46's consolidation criteria are based on factors other than legal liability, and represent a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of independent and legally separate businesses. Under its provisions, the accounts of all of RTI's franchise partnerships will be consolidated in the Company's financial statements. Upon consolidation, we will not acquire any additional legal ownership, our legal rights and obligations will not change, and we will not become legally obligated for the franchisees' liabilities.

We currently estimate the potential impact on our Consolidated Statement of Income for Fiscal 2004 will include a one-time charge of approximately $40.6 million (net of taxes totaling $7.9 million) as a result of the cumulative effect of a change in accounting principle. We anticipate no additional dilutive impact on annual earnings per share in Fiscal 2004. This is based on our current analysis of each franchise partnership's expected net income or loss and the related assignment of the net income or loss to the minority owners. See "Special Note Regarding Forward-Looking Information."

A further description of the franchise partnership program to be consolidated is provided in Note 2 to the Consolidated Financial Statements.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of this Statement are effective for the Company beginning fiscal 2004, with early application encouraged. We do not expect the adoption of this Statement to have a material impact on our financial condition or results of operations.

Impact of Inflation
Historically, we have been able to recover inflationary cost increases of items such as food and beverages through increased menu prices coupled with more efficient purchasing practices and productivity improvements. Competitive pressures may limit our ability to completely recover such cost increases. Historically, the effect of inflation on our net income has not been materially adverse.

Management's Outlook
We continue to strategically position the Company for growth through the continuing emphasis on our Ruby Tuesday brand and focus on our franchise partnership and other traditional domestic and international franchise programs. We believe consolidation of the franchise partnership program will provide an even clearer picture of the performance of both our franchise partnership system as well as Company-owned operations. We plan to continue evolving our menu, the most recent of which rolled system-wide in late March and has received our highest ever quality ratings, higher guest repurchase intent scores, with a slightly higher check average and lower food and labor cost. In Fiscal 2004, we will continue our focus on improving same-store sales, average unit volume increases, customer frequency, and check average through increased staffing levels and constant improvement of guest service, food quality, and appealing promotions. In addition to the sales building programs we currently utilize, we plan to begin developing and testing advertising for radio, billboard and television covering approximately 10% of our units. Also, we are committed to continued focus on quality and building the best teams through the use of our six-step interview process, "certified programs," "Team One" approach, staffing par systems, career pathway opportunities into management, and our WOW-U(R) training facilities for managers. We strongly believe proper staffing, good teams, and low turnover are essential to the success of our business.

We currently have 24 Ruby Tuesday franchise partnerships. In addition to operating existing restaurants, these franchisees have committed to develop new restaurants in their regions. Our expectation is that our franchise partnerships will open between 18 and 24 units and our traditional franchisees will open between eight and ten units in Fiscal 2004. Although there are no current plans for additional refranchising in Fiscal 2004, we continue to look for potential new franchisees in targeted areas in the United States and around the world. See "Special Note Regarding Forward-Looking Information."

Special Note Regarding Forward-Looking Information
The foregoing section contains various "forward-looking statements," which represent the Company's expectations or beliefs concerning future events, including the following (relating to both Company-owned and franchised operations): future financial performance and unit growth, future capital expenditures, future borrowings and repayment of debt, and payment of dividends. The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from those included in the forward-looking statements, including, without limitation, the following: consumer spending trends and habits; mall-traffic trends; increased competition in the casual dining restaurant market; weather conditions in the regions in which Company-owned and franchised restaurants are operated; consumers' acceptance of our development prototypes; laws and regulations affecting labor and employee benefit costs; costs and availability of food and beverage inventory; our ability to attract qualified managers, franchisees and team members; changes in the availability of capital; impact of adoption of new accounting standards; and general economic conditions.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The information required by this Item 7A is contained under the caption "Disclosures About Market Risk" contained within "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Part II, Item 7 of this Annual Report.

Item 8. Financial Statements and Supplementary Data

Ruby Tuesday, Inc. and Subsidiaries
Index to Consolidated Financial Statements

Ruby Tuesday, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per-share data)

	June 3, 2003	June 4, 2002
Assets:		
Current assets:		
Cash and short-term investments	$ 8,662	$ 32,699
Accounts and notes receivable	10,509	14,410
Inventories:		
Merchandise	7,315	6,940
China, silver and supplies	4,885	3,336
Income tax receivable	2,485	16,311
Deferred income taxes	3,155	4,248
Prepaid rent and other expenses	8,235	7,690
Assets held for sale	5,217	3,242
Total current assets	50,463	88,876
Property and equipment:		
Land	106,077	33,080
Buildings	225,830	83,479
Improvements	231,238	205,817
Restaurant equipment	192,976	144,272
Other equipment	74,079	60,511
Construction in progress	67,737	28,754
	897,937	555,913
Less accumulated depreciation and amortization	237,040	203,992
	660,897	351,921
Goodwill	7,845	7,845
Notes receivable, net	39,827	35,655
Other assets	46,035	36,030
Total assets	$ 805,067	$ 520,327
Liabilities and Shareholders' Equity:		
Current liabilities:		
Accounts payable	$ 22,949	$ 36,445
Accrued liabilities:		
Taxes, other than income taxes	10,154	9,174
Payroll and related costs	22,972	21,233
Insurance	6,726	5,793
Rent and other	17,183	17,477
Current portion of long-term debt	570	601
Total current liabilities	80,554	90,723
Long-term debt	207,064	7,626
Deferred income taxes	32,627	20,966
Deferred escalating minimum rent	9,725	8,900
Other deferred liabilities	60,569	57,706
Shareholders' equity:		
Common stock, $0.01 par value; (authorized: 100,000 shares; issued: 2003 - 64,404 shares, 2002 - 64,188 shares)	644	642
Capital in excess of par value	10,456	12,951
Retained earnings	411,510	325,902
	422,610	339,495
Deferred compensation liability payable in Company stock	5,000	4,766
Company stock held by Deferred Compensation Plan	(5,000)	(4,766)
Accumulated other comprehensive loss	(8,082)	(5,089)
	414,528	334,406
Total liabilities and shareholders' equity	$ 805,067	$ 520,327

The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity and Comprehensive Income

(In thousands, except per-share data)

	Common Stock Issued		Company Stock Held by the Deferred Compensation Plan		Capital in Excess of Par Value	Retained Earnings	Deferred Compensation Liability	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount	Shares	Amount					
Balance, June 4, 2000	61,719	$617	(516)	$(3,507)	$4,597	$225,219	$3,507	$(609)	$229,824
Net income						59,239			59,239
Minimum pension liability adjustment, net of taxes of $736								(1,138)	(1,138)
Comprehensive income									58,101
Shares issued under stock bonus and stock option plans	4,197	42			35,753				35,795
Cash dividends of 4.5¢ per common share						(2,819)			(2,819)
Stock repurchases	(2,705)	(27)			(25,520)	(11,083)			(36,630)
Changes in Deferred Compensation Plan			(36)	(741)			741		0
Balance, June 5, 2001	63,211	632	(552)	(4,248)	14,830	270,556	4,248	(1,747)	284,271
Net income						58,218			58,218
Minimum pension liability adjustment, net of taxes of $682								(1,055)	(1,055)
Unrealized losses on derivatives:									
Cumulative effect of change in accounting principle, net of taxes of $663								(1,032)	(1,032)
Change in year-to-date market value, net of taxes of $1,878								(2,906)	(2,906)
Losses reclassified into the Consolidated Statement of Income, net of taxes of $1,067								1,651	1,651
Comprehensive income									54,876
Shares issued under stock bonus and stock option plans	2,584	26			33,444				33,470
Cash dividends of 4.5¢ per common share						(2,872)			(2,872)
Stock repurchases	(1,607)	(16)			(35,323)				(35,339)
Changes in Deferred Compensation Plan			(15)	(518)			518		0
Balance, June 4, 2002	64,188	642	(567)	(4,766)	12,951	325,902	4,766	(5,089)	334,406
Net income						**88,484**			**88,484**
Minimum pension liability adjustment, net of taxes of $3,012								**(4,660)**	**(4,660)**
Unrealized losses on derivatives:									
Change in year-to-date market value, net of taxes of $608								**(829)**	**(829)**
Losses reclassified into the Consolidated Statement of Income, net of taxes of $1,614								**2,496**	**2,496**
Comprehensive income									**85,491**
Shares issued under stock bonus and stock option plans	**1,020**	**10**			**13,557**				**13,567**
Cash dividends of 4.5¢ per common share						**(2,876)**			**(2,876)**
Stock repurchases	**(804)**	**(8)**			**(16,052)**				**(16,060)**
Changes in Deferred Compensation Plan			**(2)**	**(234)**			**234**		**0**
Balance, June 3, 2003	**64,404**	**$644**	**(569)**	**$(5,000)**	**$10,456**	**$411,510**	**$5,000**	**$(8,082)**	**$414,528**

The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the Fiscal Year Ended		
	June 3, 2003	June 4, 2002	June 5, 2001
Operating activities:			
Net income	**$ 88,484**	$ 58,218	$ 59,239
Adjustments to reconcile net income to net cash provided by operating activities:			
Loss on Specialty Restaurant Group, LLC note receivable		28,856	
Depreciation and amortization	**45,956**	33,895	34,380
Amortization of intangibles	**144**	29	577
Cumulative effect of change in accounting principle, net of tax		58	
Provision for bad debts	**(2,600)**		
Deferred income taxes	**16,551**	15,388	9,965
Loss / (gain) on impairment and disposition of assets	**1,162**	5,581	(342)
Loss / (gain) on derivatives	**188**	(15)	
Equity in (earnings) of unconsolidated franchises	**(3,331)**	(861)	(123)
Other	**134**	477	485
Changes in operating assets and liabilities:			
Receivables	**2,329**	(9,502)	(5,642)
Inventories	**(1,924)**	(1,327)	(1,826)
Income tax receivable	**5,663**	4,954	(7,683)
Prepaid and other assets	**2,945**	(890)	1,745
Accounts payable, accrued and other liabilities	**(8,044)**	11,279	(14,320)
Net cash provided by operating activities	**147,657**	146,140	76,455
Investing activities:			
Purchases of property and equipment	**(153,363)**	(110,755)	(62,045)
Acquisition of restaurant properties from franchisee		(1,700)	
Acquisition of an additional 49% interest in unconsolidated franchises	**(2,000)**	(2,000)	(500)
Distributions received from unconsolidated franchises	**703**		
Proceeds from disposal of assets	**1,583**	2,665	32,315
Proceeds from sale of restaurant properties to franchisees		20,695	7,352
Other, net	**(2,908)**	(4,553)	(1,507)
Net cash used by investing activities	**(155,985)**	(95,648)	(24,385)
Financing activities:			
Net change in short-term borrowings		(14,700)	11,300
Proceeds from long-term debt	**154,020**	11,000	24,000
Principal payments on long-term debt	**(164,287)**	(19,511)	(82,749)
Proceeds from issuance of stock, including treasury stock	**13,494**	32,993	35,310
Stock repurchases, net of changes in the Deferred Compensation Plan	**(16,060)**	(35,339)	(36,630)
Dividends paid	**(2,876)**	(2,872)	(2,819)
Net cash used by financing activities	**(15,709)**	(28,429)	(51,588)
(Decrease)/increase in cash and short-term investments	**(24,037)**	22,063	482
Cash and short-term investments:			
Beginning of period	**32,699**	10,636	10,154
End of period	**$ 8,662**	$ 32,699	$ 10,636
Supplemental disclosure of cash flow information-			
Cash paid for:			
Interest (net of amount capitalized)	**$ 6,960**	$ 1,267	$ 4,008
Income taxes, net	**$ 15,346**	$ 8,756	$ 15,899
Significant non-cash investing and financing activities-			
Acquisition of property and equipment through refinancing of bank-financed operating lease obligations with bank debt	**$ 209,673**		
Promissory note received from sale of American Cafe, L&N Seafood, and Tia's Tex-Mex Restaurants			$ 28,753

The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation
Ruby Tuesday, Inc. including its wholly-owned subsidiaries (the “Company,” “RTI,” “we,” “our”) develops, franchises, and operates casual dining restaurants in the United States, Puerto Rico, and twelve other countries and regions under the Ruby Tuesday® brand. At June 3, 2003, we owned and operated 440 restaurants concentrated primarily in the Northeast, Southeast, Mid-Atlantic and Midwest. As of fiscal year end, there were 189 franchise partnership units located in eighteen states outside the Company’s core markets (primarily Florida, the Northeast and Western United States) and 28 domestic and international Ruby Tuesday traditional franchise units located in Kentucky and in the Asia Pacific Region, India, Puerto Rico, Canada, Mexico, Iceland, Eastern Europe, and Central and South America. “Franchise partnerships” as used throughout the Notes to Consolidated Financial Statements refer to the Company’s 24 domestic franchisees in which the Company owns 1% or 50% of the equity of each such franchisee.

Fiscal Year
Our fiscal year ends on the first Tuesday following May 30. Prior to Fiscal 2001, the Company’s fiscal year ended on the first Sunday following May 30. The change in fiscal year end resulted in the addition of two days in the fourth quarter of Fiscal 2001, but did not significantly impact net income.

Cash and Short-Term Investments
Our cash management program provides for the investment of excess cash balances in short-term money market instruments. Short-term investments are stated at cost, which approximates market value. We consider amounts receivable from credit card companies and marketable securities with a maturity of three months or less when purchased to be short-term investments.

Inventories
Inventories consist of food, supplies, china and silver and are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment and Depreciation
Property and equipment is valued at cost. Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets or, for capital lease property, over the term of the lease. Estimated useful lives of depreciable assets range from 10 to 35 years for buildings and improvements and from three to 10 years for restaurant and other equipment.

Income Taxes
Deferred income taxes are determined utilizing the asset and liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities.

Pre-Opening Expenses
Salaries, personnel training costs, and other expenses of opening new facilities are charged to expense as incurred.

Intangible Assets
We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), in Fiscal 2002. This statement requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. RTI currently has unamortized goodwill remaining from our acquisition of the Ruby Tuesday concept in 1982 in the amount of $7.8 million. Amortization expense for Fiscal 2003 was $0.1 million, which represents the amortization of trade and service marks as required under SFAS 142. Amortization expense for Fiscal 2002 was negligible. For each of the next five years, amortization expense relating to identified intangibles is also expected to be comparable to Fiscal 2003. We amortize trade and service marks on a straight-line basis over the life of the trade and service marks, typically ten years.

Other intangible assets consist of the following (In thousands):

Marketing Costs
Except for advertising production costs which we expense in the year when first shown, we expense marketing costs as incurred. Marketing expense totaled $1.7 million, $2.5 million, and $3.9 million for Fiscal 2003, 2002, and 2001, respectively. In accordance with Emerging Issues Task Force No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” we have reclassified coupon redemption expenses against revenues. Coupon redemptions for Fiscal 2003, 2002, and 2001 were $10.8 million, $3.1 million, and $7.2 million, respectively.

Fair Value of Financial Instruments
Our financial instruments at June 3, 2003 and June 4, 2002 consisted of cash and short-term investments, accounts receivable and payable, Deferred Compensation Plan investments, notes receivable, long-term debt, and interest rate swap agreements. The fair values of cash and short-term investments and accounts receivable and payable approximated carrying value because of the short-term nature of these instruments. Ruby Tuesday common stock held by the Deferred Compensation Plan, which is included in shareholders’ equity, is recorded at cost. Other investments held by the Deferred Compensation Plan are stated at fair value. Interest rate swap agreements are recorded at fair value based upon calculations using market quotes and rates.

The carrying amounts and fair values of our other financial instruments subject to fair value disclosures are as follows (In thousands):

Derivative Instruments
We account for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS 133 requires that all derivatives be recorded in the Consolidated Balance Sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. Because our interest rate swaps are designed and qualify as cash flow hedges, the effective portion of the gains or losses on the swaps are reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any ineffective portion of the gains or losses on the derivative instruments is recorded in results of operations immediately.

We utilize interest rate swap agreements to manage interest rate exposure on our floating-rate obligations. At June 3, 2003, we had two interest rate swaps with notional amounts aggregating $50.0 million. These swaps have been designated as cash flow hedges and effectively fix the interest rate on an equivalent amount of our floating-rate obligations. The amount of the hedges’ ineffectiveness included in other operating restaurant costs was $0.2 million for Fiscal 2003 and negligible for Fiscal 2002.

Franchise Revenues
Franchise development and license fees received are recognized when we have substantially performed all material services and the restaurant has opened for business. Franchise royalties (generally 4% of monthly sales) are recognized as franchise revenue on the accrual basis.

Interest Income on Notes Receivable
We recognize interest income on notes receivable when earned which sometimes precedes collection. A number of our franchise notes provide for the deferral of interest during the first one to three years. It is our policy to cease accruing interest income and recognize interest on a cash basis when we determine that the collection of interest or principal is doubtful.

Refranchising Gains (Losses)
Refranchising gains (losses), included in other restaurant operating costs, include gains or losses on sales of restaurants to franchisees. All direct costs associated with refranchising are included in the calculation of the gain or loss. Upon making the decision to sell a restaurant to a franchisee, the restaurant is reclassified to assets held for sale at the lower of book value or fair market value less cost to sell and any anticipated loss is immediately recognized. At that time, we also suspend depreciation. When the sale occurs, any loss not previously recognized is recorded concurrently with the sale. We record an allowance for doubtful notes for any gain up to the full amount of any note received in conjunction with the transaction. Gains in excess of the notes are recognized currently.

Allowance for Doubtful Notes
The allowance for doubtful notes represents our best estimate of losses inherent in the notes receivable at the balance sheet date. The allowance for doubtful notes is increased by the amount of any gain not received in cash in refranchising transactions, and reduced by receivables charged off and reduced or increased by any adjustments which result from our review of its adequacy. The adequacy of the allowance for doubtful notes is determined based on reviews and evaluations of specific notes and current economic conditions.

Equity Method Accounting
We apply the equity method of accounting to 50%-owned franchise partnerships. Accordingly, we recognize our pro rata share of the earnings of the franchise partnerships in the Consolidated Statements of Income when reported by those franchisees.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses the consolidation of entities whose equity holders either (a) have not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIEs activities, entitled to receive a majority of the VIEs residual returns, or both. FIN 46 applies immediately to variable interests in VIEs created or obtained after January 31, 2003. For variable interests in a VIE created before February 1, 2003, FIN 46 is applied to the VIE no later than the end of the first interim or annual reporting period beginning after June 15, 2003 (the quarter beginning September 3, 2003 for the Company). FIN 46 requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that the Company will consolidate or disclose information about VIEs when FIN 46 becomes effective.

We plan to early adopt FIN 46 in the first quarter of Fiscal 2004. FIN 46‘s consolidation criteria are based on factors other than legal liability, and represent a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of independent and legally separate businesses. Under its provisions, the accounts of all of RTI’s franchise partnerships will be consolidated in the Company’s financial statements. Upon consolidation, we will not acquire any additional legal ownership, our legal rights and obligations will not change, and we will not become legally obligated for the franchisees’ liabilities.

We currently believe that the potential impact on our Consolidated Statement of Income for Fiscal 2004 will include a one-time charge of approximately $40.6 million (net of taxes totaling $7.9 million) as a result of the cumulative effect of a change in accounting principle.

A further description of the franchise partnership program to be consolidated is provided in Note 2 to the Consolidated Financial Statements.

Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. Diluted earnings per share gives effect to options outstanding during the applicable periods. The stock options included in diluted weighted average shares outstanding totaled 1.1 million, 1.8 million, and 2.2 million for Fiscal 2003, 2002, and 2001, respectively. Unexercised employee stock options to purchase approximately 1.9 million, 1.9 million, and 1.8 million shares of our common stock for Fiscal 2003, 2002, and 2001, respectively, did not impact the computation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock during the year.

Stock-Based Employee Compensation Plans
In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 148 provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as required by SFAS 123. Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.

We have adopted the disclosure provisions of SFAS 148 in the fourth quarter of Fiscal 2003, but elected to continue following the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. We grant stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Accordingly, no compensation expense is recognized for the stock option grants. Had compensation expense for our stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, our after-tax net income and after-tax net income per share would have been reduced to the pro forma amounts indicated below (In thousands, except per-share data):

See Note 9 to the Consolidated Financial Statements for further discussion regarding the Company’s stock based employee compensation plans.

Impairment of Long-Lived Assets
In Fiscal 2003, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 retained many of the fundamental provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of,” but resolved certain implementation issues associated with that Statement. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.

In accordance with SFAS 144, we review our long-lived assets related to each restaurant to be held and used in the business, including any allocated intangible assets subject to amortization, quarterly for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. We evaluate restaurants based upon the previous cash flows as our primary indicator of impairment. Based on the best information available, we write down an impaired restaurant to its fair value based upon estimated future discounted cash flow. In addition, when we decide to close a restaurant it is reviewed for impairment and depreciable lives are adjusted. The impairment evaluation is based on the estimated cash flows from continuing use through the expected disposal date and the expected terminal value.

Comprehensive Income
Comprehensive income includes net income adjusted for certain revenues, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America, such as adjustments to the minimum pension liability and the interest rate swaps. Comprehensive income is shown as a separate component in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income.

Segment Reporting
Operating segments are components of an enterprise about which separate financial information is available that is reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. We aggregate similar operating segments into a single operating segment if the businesses are considered similar under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” We consider our restaurant and franchising operations as similar and have aggregated them.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in theUnited States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Standards Issued Not Yet Adopted
In addition to FIN 46 previously discussed, the following FASB statement has yet to be adopted.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of this Statement are effective for the Company beginning fiscal year 2004, with early application encouraged. We do not expect the adoption of this Statement to have a material impact on our financial condition or results of operations.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income.

2. Franchise Programs

RTI’s franchise program currently includes 24 franchise partnerships (franchises in which we have a 1% or 50% ownership) which collectively operate 189 Ruby Tuesday restaurants and 17 traditional domestic and international franchisees which collectively operate 28 Ruby Tuesday restaurants. Since 1997, we have sold 123 Ruby Tuesday restaurants to the franchise partnerships. These restaurants are now operating as franchised Ruby Tuesday restaurants under various franchising agreements. During Fiscal 2002 and 2001, we sold 20 and six restaurants, respectively, to the franchise partnerships for a collective sales price of $32.2 million and $9.2 million, respectively. Of these amounts, we received $20.7 million and $7.4 million, respectively, in cash. The remaining amounts were received as promissory notes bearing interest at 10.0%. The notes have varying due dates through Fiscal 2013. See Note 4 to the Consolidated Financial Statements for more information on our notes receivable. The sales of these restaurants resulted in a pre-tax loss of $0.4 million in 2002 and a pre-tax gain of $1.7 million in 2001. These amounts are included in other restaurant operating costs and expenses.

We enter into development agreements with our franchise partnerships which call for them to open varying numbers of Ruby Tuesday restaurants. During Fiscal 2003, 2002, and 2001, 15, 19, and 21 Ruby Tuesday franchise restaurants, respectively, were opened by franchise partnerships pursuant to development agreements. In conjunction with these openings, we recognized development and licensing fee income totaling $0.7 million, $0.8 million, and $0.9 million, in Fiscal 2003, 2002, and 2001, respectively.

We also enter into development agreements with traditional franchisees, which are domestic and international franchisees in which RTI has no ownership. Traditional franchisees opened eight, five, and three Ruby Tuesday restaurants during Fiscal 2003, 2002, and 2001, respectively. These openings resulted in the recognition of development and licensing fees of $0.8 million, $0.7 million, and $0.8 million in Fiscal 2003, 2002, and 2001, respectively.

At June 3, 2003 and June 4, 2002, deferred development and licensing fees associated with all franchisees totaled $2.5 million and $2.9 million, respectively. We will recognize these fees as income when we have substantially performed all material services and the restaurant has opened for business.

In Fiscal 2003, RTI implemented a “turn key” real estate development program for its franchise partnerships. Under the terms of this program, franchise partnerships may, but are not required to, obtain certain site selection and restaurant construction services from us. While this program did not result in the recognition of any real estate fees in Fiscal 2003, $0.4 million of deferred fees are included in the Consolidated Balance Sheet at June 3, 2003. These fees will be recognized once all services are complete.

As part of the franchise partnership program, RTI sponsors and serves as partial guarantor for a revolving line-of-credit facility to assist franchise partnerships with working capital and operational cash flow requirements. RTI also has an arrangement with a third party lender whereby we may choose, at our sole discretion, to partially guarantee (up to $10.0 million in total) specific loans for new restaurant development. See Note 10 to the Consolidated Financial Statements for more information on these programs.

Also, during Fiscal 2003, we acquired an additional 49% equity interest in four franchise partnerships for $0.5 million each, pursuant to the terms of the applicable Limited Partnership Agreements or Limited Liability Company Operating Agreements, bringing the Company’s equity interests in each of those franchise partnerships to 50%. RTI previously had acquired an additional 49% equity interest in five franchise partnerships prior to Fiscal 2003, bringing the Company’s equity interest in those franchise partnerships to 50%. As of the end of Fiscal 2003, our nine 50%-owned franchise partnerships collectively operated 97 Ruby Tuesday restaurants.

The Company currently accounts for its 50% investments in franchise partnerships under the equity method. Such amounts are shown as equity in earnings of unconsolidated franchises in the Consolidated Statements of Income. As discussed further in Note 1 to the Consolidated Financial Statements, as a result of the adoption of FIN 46, beginning in Fiscal 2004, the financial position, operating results and cash flow of all 24 1% and 50%-owned franchise partnerships will be consolidated with our current legal entity, Ruby Tuesday, Inc.

On January 3, 2002, the 99% owner of our Denver franchise resigned from his employment with the franchise and agreed to enter into an agreement pursuant to which his 99% ownership interest in RT Denver Franchise, LP (“RT Denver”) was transferred to a new individual. In conjunction with this transfer, RTI forgave, and thus wrote off, $6.0 million of the note receivable due from RT Denver. See Note 4 to the Consolidated Financial Statements for more information regarding all of our notes receivable and the offsetting allowance for doubtful notes.

As part of the transfer, RTI agreed to acquire one of the RT Denver restaurants and the debt associated with the restaurant. The restaurant was closed and recorded at fair market value.

3.   Impairment of Long-Lived Assets
On a quarterly basis, we review the recorded value of our restaurants and other long-lived assets to determine if the future cash flows to be derived from those assets will be sufficient to recover the remaining net book value. Restaurants in particular are reviewed for negative cash flows because we believe that restaurants with recurring negative cash flows might be impaired based upon weak operating performance. Based upon our reviews in Fiscal 2003, 2002, and 2001, we recorded restaurant impairments of $0.2 million, $3.5 million, and $0.9 million, respectively. The charges for Fiscal 2002 included losses for twelve restaurants, nine of which closed prior to June 4, 2002, two of which closed in Fiscal 2003 and one of which remains open. In addition to restaurant unit impairments, we recorded a $1.1 million impairment charge in Fiscal 2002 for the abandonment of information technology software, which had been developed to produce more automated unit, region and division level management reports.

The impairment charges discussed above are included as a component of other restaurant operating costs in the Consolidated Statements of Income and are included with loss/gain on impairment and disposition of assets in the Consolidated Statements of Cash Flows.

The Company negotiates purchase arrangements, including price terms, with designated and approved suppliers on behalf of RTI and the franchise system. We receive various volume discounts and rebates based on purchases for our Company-owned restaurants from numerous suppliers.

In January 2003, the Emerging Issues Task Force issued EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of Cost of Merchandise when recognized in our Consolidated Statements of Income. That presumption is overcome when the consideration is either a reimbursement of specific, incremental, identifiable costs incurred to sell the vendor's products, or a payment for assets or services delivered to the vendor. EITF 02-16 is effective for arrangements entered into after December 31, 2002. The Company has chosen to adopt the new requirements prospectively rather than restate previous periods. The impact of the new standard in Fiscal 2003 was a reduction to income of $0.3 million.

Amounts due from franchisees consist of royalties, license and other miscellaneous fees, almost all of which represent the prior month's billings.

Notes receivable from franchise partnerships generally arise when Company-owned restaurants are sold to franchise partnerships ("refranchising"). All but two notes accrue interest at 10.0% per annum. The other two notes accrue interest at 8.0% and 15.6%, respectively. These notes generally allow for deferral of interest during the first one to three years and require the payment of interest only for up to six years from the inception of the note. As of June 3, 2003, all but two of the franchise partnerships were making interest and/or principal payments on a monthly basis in accordance with the terms of the promissory notes. Under the terms of the promissory notes for the two franchisees who are not currently required to make scheduled interest payments, interest has been accrued in the note balances, and both are expected to begin making interest payments on January 5, 2004. Because we fully expect to collect the interest when due, we recorded $0.4 million of interest in Fiscal 2003 on these two notes. In Fiscal 2002, we recorded $1.9 million of interest on five similar notes. It is our policy to stop accruing interest income when we determine that the collection of interest or principal is doubtful, and recognize interest thereafter on a cash basis.

On November 20, 2000, we completed the sale of all of our American Cafe, L&N Seafood, and Tia's Tex-Mex restaurants to Specialty Restaurant Group, LLC (“SRG”), a limited liability company owned by the former President/Partner of our American Cafe, L&N Seafood, and Tia's Tex-Mex concepts and certain members of his management team. For these restaurants we received (i) $30.0 million in cash, (ii) a promissory note payable by SRG to us in the original principal amount of $28.8 million (the "SRG Note"), (iii) an option for us to acquire a 33‰ membership interest in SRG during the five-year period following November 20, 2000 at varying amounts, (iv) a nonsolicitation agreement for the period during which the note is outstanding and two full years thereafter, and (v) the right to use certain trade and service marks and offer related franchises outside of the U.S. During Fiscal 2002, we wrote off the SRG Note due to a number of factors all relating to SRG's declining operating performance including a decrease in sales and resulting cash flows. The decrease in cash flow led SRG to be delinquent on interest and support service fee payments due to us. Due to its reduced operating performance, SRG reported debt covenant violations to its senior lender for its fiscal year ended January 1, 2002. On April 26, 2002, we received notification from the senior lender that note payments due to us were to be halted as a result of SRG's covenant defaults. Prior to receipt of this notification, SRG had made seven monthly interest payments to us during Fiscal 2002. Due to concerns about SRG's declining performance during Fiscal 2002, we ceased recognizing interest income from the SRG Note during our third quarter of Fiscal 2002 and recognized a loss on the SRG Note of $28.9 million, which included $0.1 million in accrued interest.

The allowance for doubtful notes represents our best estimate of losses inherent in the notes receivable at the balance sheet date. We decreased the allowance for doubtful notes in the fourth quarter of Fiscal 2003 by writing off and forgiving $11.2 million of debt due to us from five franchise partnerships. This amount includes $7.9 million forgiven for two mid-sized (10-12 unit) franchisees in major metropolitan growth markets that had been disproportionately impacted by the recent economic softness. Due in part to weakening sales, these franchisees were experiencing declining debt coverage ratios which the forgiveness is hoped to reverse. The forgiveness will also hopefully better position the franchisees for further growth. Similarly, the remaining $3.3 million was forgiven to financially better position some of the smaller franchise partnerships (each of which operated one to five units at June 3, 2003) to access capital for future growth. Concurrent with the debt forgiveness, we also gave a total of $2.7 million to three franchise partnerships (two of which also received forgiveness of debt included in the $3.3 million above) which the partners used to pay down their revolving credit facility which we partially guarantee. This $2.7 million is included in other restaurant operating costs in the Consolidated Statement of Income. Although RTI did not receive any additional ownership in any franchise partnership as a result of these transactions, we do expect to receive higher royalty and support fees from these franchise partnerships, as certain of these had been waived in the past, in lieu of the interest. As a result of these transactions and the resulting improved profitability of the affected franchise partnerships, we determined that the allowance for doubtful notes needed to be adjusted to the amount we deemed to be appropriate by reducing the allowance by $2.6 million, which is also included in other restaurant operating costs in the Consolidated Statement of Income. We discuss our franchise programs in more detail in Note 2 to the Consolidated Financial Statements.

Scheduled repayments of notes receivable at June 3, 2003 are as follows (In thousands):

2004	$ 1,081
2005	2,838
2006	3,468
2007	5,829
2008	6,204
Subsequent years	27,143

$46,563

On April 3, 2003, RTI issued notes totaling $150.0 million through a private placement of debt (the "Private Placement"). The debt offering consisted of $85.0 million of notes with a coupon rate of 4.69% which mature in April 2010 (the "Series A Notes") and $65.0 million of notes with a coupon rate of 5.42% which mature in April 2013 (the "Series B Notes"). Proceeds from the sale of the Series A and Series B Notes were used to pay off the $70.4 million term loan portion of a Revolving Credit and Term Loan Agreement (the "Credit Agreement") and, after the payment of approximately $1.3 million of transaction expenses, to pay down $78.3 million of the revolving credit balance outstanding.

As also discussed in Note 6 to the Consolidated Financial Statements, on July 26, 2002, RTI entered into a transaction to refinance its bank-financed operating lease obligations (which then totaled $208.2 million) and the five-year $50.0 million revolving credit facility under the Credit Agreement with traditional bank debt through RTI's existing bank group. This refinancing consisted of a $200.6 million revolving credit facility ("New Revolver") and a $70.4 million term loan facility. The New Revolver includes a $10.0 million current line ("Swing Line") and a $30.0 million sub-limit for letters of credit. Initial borrowings under the New Revolver totaled $139.3 million, which included the fees to complete the refinancing. The term loan portion of the Credit Agreement was scheduled to mature on October 2, 2003. As noted above, this debt was settled on April 3, 2003 with proceeds from the Private Placement. The New Revolver will mature on October 10, 2005.

Under the terms of the New Revolver we had borrowings of $50.0 million outstanding at June 3, 2003. The associated floating rate of interest on this debt was 2.28%. After consideration of letters of credit outstanding, the Company has $146.5 million available under the New Revolver.

Under the New Revolver, interest rates charged on borrowings can vary depending on the interest rate option we choose to utilize. Our options for the rate can either be the Base Rate or LIBOR plus an applicable margin. The Base Rate is defined to be the higher of the issuing bank's prime lending rate or the Federal Funds rate plus 0.5%. Our other choice is to use the LIBOR rate plus the applicable margin, which is a percentage ranging from 0.875% to 1.50%. We pay commitment fees quarterly ranging from 0.15% to 0.25% on the unused portion of the New Revolver.

Both the New Revolver and the Private Placement contain various restrictions, including the obtaining of additional debt, the payment of dividends and limitations regarding funded debt, minimum net worth, and minimum fixed charge coverage ratio.

During Fiscal 2001, RTI entered into a five-year $50.0 million revolving credit facility with several banks. This facility included a $10.0 million current credit line and a $15.0 million Letter of Credit sub-facility. At June 4, 2002, we had no borrowings outstanding under the revolving credit facility.

When we acquired RT Southwest Franchise LLC in Fiscal 2001, we recorded a term note payable to CNL Financial I, Inc. ("CNL") totaling $7.1 million, at a fixed rate of interest approximating 8.64%, which is secured by the related Arizona restaurants. In Fiscal 2002, we recorded another 8.64% fixed rate term note payable to CNL. This note, which had a remaining balance of $1.0 million, related to the purchase by our subsidiary of one unit from the Denver franchise partnership as part of the transfer of ownership. See Note 2 to the Consolidated Financial Statements for more information.

We capitalized interest expense related to the financing of additions to property and equipment not yet placed in service totaling $1.5 million and $0.4 million in Fiscal 2003 and 2002, respectively.

RTI has two interest rate swap agreements totaling $50.0 million. These swap agreements fix the interest rate on $50.0 million of our debt to rates ranging from 5.05% to 5.23%, plus applicable margin ranging from 0.875% to 1.50%, for periods up through December 8, 2003. A summary of these swaps is presented in the table below.

At June 3, 2003, based on interest rates then in effect, the Company had a deferred loss, net of tax, associated with cash flow hedges of $0.6 million. This amount will be reclassified from other comprehensive income to interest expense in the upcoming year. This loss results from LIBOR interest rates which have declined below those of calendar 1998, the year in which the Company entered into its interest rate swaps.

6. Leases

Many of our restaurants are located on leased properties. The initial terms of these leases expire at various dates over the next 20 years. These leases may also contain required increases in rent at varying times during the lease term and have options to extend the terms of the leases at a rate that is included in the original lease agreement. Most of our leases require the payment of additional (contingent) rent that is based upon restaurant sales above agreed upon sales levels for the year. These sales levels vary for each restaurant and are established in the lease agreements.

From 1998 through July 2002, we utilized bank-financed operating lease agreements for the purpose of leasing new free-standing restaurants and the Maryville, Tennessee Restaurant Support Services Center (the “Support Services Center”). As of June 4, 2002, we had leases for 118 restaurants (93 of which were open at June 4, 2002) and the Support Services Center at a total original funded cost to the lessor of approximately $179.4 million for open restaurants and $29.8 million for restaurants under development. The leases under these lease agreements were considered operating leases and as such were excluded from long-term debt on the balance sheet. On July 26, 2002, RTI entered into a transaction to refinance its bank-financed operating lease obligations with traditional bank debt. See Note 5 to the Consolidated Financial Statements for more information regarding this and other debt transactions which occurred in Fiscal 2003.

The following is a schedule by year of future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 3, 2003
(In Thousands):

2004	$	39,707
2005		37,656
2006		34,747
2007		32,037
2008		29,189
Subsequent years		139,757
Total minimum lease payments	$	313,093

During the last several years we sold various restaurants to franchise partnerships and SRC. Many of the restaurants were leased units, which we then sub-leased to the franchise partnership or SRC. The following schedule shows the future minimum sub-lease payments to be received from the franchise partnerships, SRC and others for the next five years and thereafter under noncancelable sub-lease agreements (In thousands):

2004	$	14,561
2005		13,022
2006		11,374
2007		9,942
2008		8,539
Subsequent years		29,085
Total minimum sub-lease payments	$	86,523

The following table summarizes our minimum and contingent rent expense under our operating leases (In thousands):

	2003	2002	2001
Minimum rent	**$26,821**	$34,268	$34,912
Contingent rent	**2,690**	3,601	2,613
	$29,511	$37,869	$37,525

Reconciliation from the statutory federal income tax expense to the reported income tax expense is as follows
(In Thousands):

8. Employee and Postretirement Medical and Life Benefit Plans
Salary Deferral Plan
RTI offers its employees a 401(k) plan called the Ruby Tuesday, Inc. Salary Deferral Plan. We make matching contributions to the Plan based on each eligible employee's pre-tax contribution and years of service. We match 20% of the employee's pre-tax contribution after three years of service, 30% after ten years of service and 40% after 20 years of service. Our expense related to the Plan approximated $0.3 million for each of Fiscal 2003 and 2002, and $0.2 million for Fiscal 2001.

Deferred Compensation Plan
RTI offers the Ruby Tuesday, Inc. Deferred Compensation Plan for certain selected employees. The provisions of this Plan are similar to those of the Salary Deferral Plan with a few exceptions, most notably that the Plan allows the deferral of up to 100% of annual earnings (net of withholdings). Our expenses under the Plan approximated $0.2 million for Fiscal 2003, $0.3 million for Fiscal 2002, and $0.2 million for Fiscal 2001. Assets earmarked to pay benefits under the Plan are held by a rabbi trust. Assets and liabilities of a rabbi trust must be accounted for as if they are company assets or liabilities, therefore, all earnings and expenses are recorded in our financial statements. The Plan's assets and liabilities, which approximated $22.1 million and $20.4 million in Fiscal 2003 and 2002, respectively, are included in other assets and other liabilities in the Consolidated Balance Sheets, except for the investment in RTI common stock and the related liability payable in RTI common stock which are reflected in Shareholders' Equity in the Consolidated Balance Sheets.

Retirement Plan
RTI, along with Morrison Fresh Cooking, Inc. (which was subsequently purchased by Piccadilly Cafeterias, Inc.) and Morrison Management Specialists, Inc. (which was subsequently purchased by Compass Group, PLC), sponsors the Morrison Restaurants Inc. Retirement Plan (the "Plan"). Effective December 31, 1987, the Plan was amended so that no additional benefits would accrue and no new participants may enter the Plan after that date. Participants receive benefits based upon salary and length of service. Certain responsibilities involving the administration of the Plan are jointly shared by each of the three companies. The sponsors have agreed to voluntarily contribute such amounts as are necessary to provide assets sufficient to meet benefits to be paid to participants. Our total contributions approximated $1.0 million for Fiscal 2003. No contribution was made to the Plan in Fiscal 2002 or 2001. RTI contributions to the Plan for Fiscal 2004 are projected to be $0.8 million. To the best of our knowledge, both of the other sponsors have made all required contributions.

Executive Supplemental Pension Plan and Management Retirement Plan
Under these unfunded defined benefit pension plans, eligible employees earn supplemental retirement income based upon salary and length of service, reduced by social security benefits and amounts otherwise receivable under other specified Company retirement plans. Effective June 1, 2001, the Management Retirement Plan was amended so that no additional benefits would accrue and no new participants may enter the Plan after that date. The cost of the curtailment was $0.6 million in Fiscal 2001.

Postretirement Medical and Life Benefits
Our postretirement plans provide medical benefits to substantially all retired employees and life insurance benefits to certain retirees. The medical plan requires retiree cost sharing provisions that are more substantial for employees who retire after January 1, 1990.

The following tables provide details of amounts recognized in our Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (the "Pension Plans") and the Postretirement Medical and Life Benefits plans.

The components of net periodic benefit cost for the Pension Plans and Postretirement Medical and Life Benefit Plans are set forth below (In thousands):

Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

The change in benefit obligation and plan assets and reconciliation of funded status is as follows (In thousands):

Pension Benefits		Postretirement Medical and Life Benefits	
	2003	2002	**2003**	2002
Change in benefit obligation:				
Benefit obligation at beginning of year	**$ 21,352**	$ 19,320	**$ 1,308**	$ 1,395
Service cost	**94**	159	**21**	17
Interest cost	**1,639**	1,442	**89**	94
Plan amendments/new entrants	**516**	19		
Special termination benefits	**64**	619		
Actuarial loss	**6,984** *	1,665	**(72)**	32
Benefits paid	**(1,932)**	(1,872)	**(115)**	(230)
Benefit obligation at end of year	**$ 28,717**	$ 21,352	**$ 1,231**	$ 1,308
Change in plan assets:				
Fair value of plan assets at beginning of year	**$ 4,498**	$ 5,613	**$ 0**	$ 0
Actual return on plan assets	**(1,268)**	(114)		
Employer contributions	**1,134**	871	**115**	230
Benefits paid	**(1,932)**	(1,872)	**(115)**	(230)
Fair value of plan assets at end of year	**$ 2,432**	$ 4,498	**$ 0**	$ 0
Reconciliation of funded status:				
Funded status	**$ (26,285)** **	$ (16,854) **	**$ (1,231)**	$ (1,308)
Employer contributions	**824** ***			
Unrecognized net actuarial loss	**14,079**	5,900	**737**	854
Unrecognized transition obligation	**122**	175		
Unrecognized prior service cost	**534**	131	**(21)**	(28)
Accrued benefit cost	**$ (10,726)**	$ (10,648)	**$ (515)**	$ (482)

* The actuarial loss reflected for Fiscal 2003 is primarily associated with discount rate changes and mortality assumption changes.

** The funded status reflected above includes the liabilities attributable to all of the Pension Plans but only the assets of the Retirement Plan as the other two plans are not considered funded for ERISA purposes. To provide a source for the payment of benefits under the Executive Supplemental Pension Plan and the Management Retirement Plan, we own whole-life insurance contracts on some of the participants. The cash value of these policies net of policy loans was $12.4 million and $11.0 million at June 3, 2003 and June 4, 2002, respectively. We maintain a rabbi trust to hold the policies and death benefits as they are received.

*** Fiscal 2003 employer contributions totaling $0.8 million were made to the Retirement Plan trust after the March 31, 2003 measurement date and before June 3, 2003.

Amounts recognized in the Consolidated Balance Sheets consist of (In thousands):

Pension Benefits		Postretirement Medical and Life Benefits	
	2003	2002	**2003**	2002
Accrued benefit liability	**$ (23,666)**	$ (15,460)	**$ (515)**	$ (482)
Intangible asset	**655**	199		
Accumulated other comprehensive loss	**12,285**	4,613		
Net amount recognized at year-end	**$ (10,726)**	$ (10,648)	**$ (515)**	$ (482)
Other comprehensive loss attributable to change in additional minimum liability recognition	**$ 7,672**	$ 1,737	**$ 0**	$ 0

Additional year-end information for pension plans with benefit obligations in excess of plan assets (In thousands):

	Pension Benefits		Postretirement Medical and Life Benefits	
	2003	2002	**2003**	2002
Projected benefit obligation	**$ 28,717**	$ 21,352	**$ 1,231**	$ 1,308
Accumulated benefit obligation	**26,922**	19,959	**1,231**	1,308
Fair value of plan assets	**2,432**	4,498	**0**	0

The assumptions used to compute the information above are set forth below:

	Pension Benefits		
	2003	2002	2001
Discount rate	**6.50%**	7.50%	7.75%
Expected return on plan assets	**8.00%**	10.00%	10.00%
Rate of compensation increase	**4.00%**	4.00%	4.00%

	Postretirement Medical Benefits		
	2003	2002	2001
Discount rate	**6.50%**	7.50%	7.50%

Assumed health care cost trend rates do not have a significant effect on the amounts reported for our postretirement health care plans.

9. Capital Stock and Options Plans
Preferred Stock — RTI is authorized, under its Certificate of Incorporation, to issue up to 250,000 shares of preferred stock with a par value of $0.01. These shares may be issued from time to time in one or more series. Each series will have dividend rates, rights of conversion and redemption, liquidation prices, and other terms or conditions as determined by the Board of Directors. No preferred shares have been issued as of June 3, 2003.

The Ruby Tuesday, Inc. 1996 Stock Incentive Plan — The Ruby Tuesday, Inc. 1996 Stock Incentive Plan is administered by a Committee, appointed by the Board, which has discretion to determine participants, and the terms and provisions of stock incentives. Options granted under the plan typically, but not always, vest after 24 or 30 months and are thereafter exercisable until five years after the grant date. The Plan permits the Committee to make awards of shares of common stock, awards of stock options or other derivative securities related to the value of RTI common stock, and certain cash awards to eligible persons. These discretionary awards may be made on an individual basis or for the benefit of a group of eligible participants. All options awarded under the Plan have been at the current market value at the time of grant. At June 3, 2003, we had reserved a total of 5,614,000 shares of common stock for this Plan.

The Ruby Tuesday, Inc. Stock Incentive and Deferred Compensation Plan for Directors — Under the Ruby Tuesday, Inc. Stock Incentive and Deferred Compensation Plan for Directors, non-employee directors have the opportunity to defer the receipt of their retainer fees or to use their retainer fees for the purchase of RTI shares. The Plan provides that the directors must use 60% of their retainer to purchase RTI stock if they have not attained a specified level of RTI stock ownership. Each director purchasing stock receives additional shares equal to 15% of the shares purchased and three times the total shares in options, which vest after six months and are thereafter exercisable until five years after the grant date. All options awarded under the Plan have been at the current market value at the time of grant. A Committee, appointed by the Board, administers the Plan. In addition, the Director’s Plan provides for the grant to each non-employee director of an option to purchase 10,000 shares of Common Stock if the director is elected, re-elected or otherwise continues to serve on the Board of Directors at each annual meeting of the shareholders of the Company. At June 3, 2003, we had reserved 695,000 shares of common stock for this Plan.

The Ruby Tuesday, Inc. 1996 Non-Executive Stock Incentive Plan — A Committee, appointed by the Board, administers the Ruby Tuesday, Inc. 1996 Non-Executive Stock Incentive Plan and has full authority in its discretion to determine the key employees other than officers to whom stock incentives are granted and the terms and provisions of stock incentives. Certain executive officers do not participate under this Plan. Options granted under the plan typically vest after 24 or 30 months and are thereafter exercisable until five years after the grant date. The Plan permits the Committee to make awards of shares of common stock, awards of stock options or other derivative securities related to the value of the common stock, and certain cash awards to eligible persons. These discretionary awards may be made on an individual basis or for the benefit of a group of eligible persons. All options awarded under the Plan have been at the current market value at the time of grant. At June 3, 2003, we had reserved a total of 7,289,000 shares of common stock for this Plan.

All stock options are awarded at the current market rate on the date of grant; therefore, under the intrinsic value method employed by APB 25, no compensation expense is recognized. We estimated the fair value of each option grant made during Fiscal 2003, 2002, and 2001 as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

The following table summarizes the activity in options under these stock option plans (In thousands, except per-share data):

2003		2002		2001	
	Options	**Weighted Average Exercise Price**	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Beginning of year	**7,577**	**$ 15.10**	8,067	$ 10.66	10,119	$ 6.80
Granted	**2,345**	**$ 18.06**	2,157	$ 22.40	2,262	$ 17.23
Exercised	**(982)**	**$ 8.28**	(2,478)	$ 7.26	(4,049)	$ 4.82
Forfeited	**(156)**	**$ 16.60**	(169)	$ 11.54	(265)	$ 8.25
End of year	**8,784**	**$ 16.63**	7,577	$ 15.10	8,067	$ 10.66
Exercisable	**2,980**	**$ 11.70**	1,600	$ 8.82	1,930	$ 6.55
Weighted average fair value of options granted during the year	**$ 6.48**		$8.19		$6.14	

The following tables summarizes information about stock options outstanding and exercisable at June 3, 2003:

	Options Outstanding			Options Exercisable	
Range of Exercise Prices	Number Outstanding (In thousands)	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable (In thousands)	Weighted Average Exercise Price
$3.16 - $7.31	68	0.35	$ 6.40	68	$ 6.40
$7.78 - $10.69	2,280	1.91	$ 9.22	2,125	$ 9.20
$11.88 - $15.96	371	4.48	$ 12.70	124	$ 14.28
$16.50 - $18.80	4,117	4.14	$ 18.24	462	$ 18.38
$18.85 - $23.99	1,948	3.84	$ 23.00	201	$ 22.97
$3.16 - $23.99	8,784	3.48	$ 16.63	2,980	$ 11.70

10. Commitments and Contingencies

Franchisee Guarantees
As part of our franchise partnership program, we have negotiated with various lenders a $48.0 million credit facility to assist our franchise partnerships with working capital needs and cash flows for operations. As sponsor of the credit facility, we serve as partial guarantor of the draws made on this revolving line-of-credit. RTI also has an arrangement with a different third party lender whereby we may choose, in our sole discretion, to partially guarantee (up to $10.0 million in total) specific loans to franchisees for new restaurant development. Should payments be required under this guaranty, RTI has certain rights to acquire the operating restaurants after the third party debt is paid. As of June 3, 2003, the amount we have guaranteed on these two facilities was $17.7 million and $1.2 million, respectively. As of June 4, 2002, the amount we had guaranteed on these two facilities was $20.4 million and $0.9 million, respectively. To the best of our knowledge, all of our franchise partnerships are current in payment of obligations due under these credit facilities.

Divestiture Guarantees
During Fiscal 1996, our shareholders approved the distribution (the “Distribution”) of our family dining restaurant business, then called Morrison Fresh Cooking, Inc. (“MFC”), and our health care food and nutrition services business, then called Morrison Health Care, Inc. (“MHC”). Both of these companies have subsequently been acquired by other entities. Piccadilly Cafeterias, Inc. (“Piccadilly”) acquired MFC and Compass Group, PLC (“Compass”) acquired MHC. Prior to the Distribution, we entered into various guaranty arrangements with both MFC and MHC, most of which have expired. We do, however, remain contingently liable for payments due MFC and MHC employees retiring under two non-qualified defined benefit plans, which existed at the time of the Distribution, based upon the levels of benefits due those participants as of March 1996 and for payments due on eight named worker’s compensation and general liability claims. These contingent liabilities, which are estimated at June 3, 2003 to be $5.0 million and $0.3 million, respectively, do not have expiration dates. The estimated $5.0 million employee benefit plan contingent liability is comprised of $2.0 million for MFC and $3.0 million for MHC. Should any payments be required under these contingent liabilities, RTI would split the amounts due equally with the other non-defaulting entity.

Insurance Programs
We are currently self-insured for a portion of our current and prior years’ workers’ compensation, employment practices liability, general liability and automobile liability losses (collectively, “casualty losses”) as well as property losses and certain other insurable risks. To mitigate the cost of our exposures for certain property and casualty losses, we make annual decisions to either retain the risks of loss up to certain maximum per occurrence or aggregate loss limits negotiated with our insurance carriers, or to fully insure those risks. We are also self-insured for healthcare claims for eligible participating employees subject to certain deductibles and limitations. We have accounted for our retained liabilities for casualty losses and healthcare claims, including reported and incurred but not reported claims, based on information provided by independent actuaries.

At June 3, 2003, RTI was committed under letters of credit totaling $8.1 million issued primarily in connection with our workers’ compensation and casualty insurance programs.

Litigation
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

11. Subsequent Events

Subsequent to June 3, 2003, RTI acquired an additional 49% equity interest in four franchise partnerships for $0.5 million each pursuant to the terms of the Limited Liability Company Operating Agreements, bringing the Company’s equity interest in these franchisees to 50%. Three of these acquisitions occurred on June 4, 2003 and the fourth acquisition was effective July 9, 2003. As a result of these transactions, the Company now holds a 50% equity interest in 13 franchise partnerships which collectively operated 122 Ruby Tuesday restaurants as of June 3, 2003.

12. Supplemental Quarterly Financial Data (Unaudited)

Quarterly financial results for the years ended June 3, 2003 and June 4, 2002, are summarized below.
(In thousands, except per-share data)

*      We define gross profit as revenue less cost of merchandise, payroll and related costs, and other restaurant operating costs.
**     Includes a pre-tax charge of $28.9 million ($17.5 million after-tax) recorded on the Specialty Restaurant Group, LLC note receivable.

Ruby Tuesday, Inc. common stock is publicly traded on the New York Stock Exchange under the ticker symbol RI. The following table sets forth the reported high and low prices of the common stock and cash dividends paid thereon for each quarter during Fiscal 2003 and 2002.

On July 9, 2003, the Company’s Board of Directors declared a semi-annual cash dividend of 2.25¢ per share payable August 4, 2003, to shareholders of record on July 21, 2003. As of July 25, 2003, there were approximately 5,260 holders of record of the Company’s common stock.

Independent Auditors’ Report

Shareholders and Board of Directors
Ruby Tuesday, Inc.:

We have audited the accompanying consolidated balance sheets of Ruby Tuesday, Inc. and subsidiaries as of June 3, 2003 and June 4, 2002 and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 3, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ruby Tuesday, Inc. and subsidiaries as of June 3, 2003 and June 4, 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended June 3, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
Louisville, Kentucky
July 8, 2003, except as to Note 11
which is as of July 9, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure required to be reported under this item.

Item 9A. Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

      (b) Changes in Internal Controls over Financial Reporting

No significant change in the Company’s internal control over financial reporting occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Company

The information required by this Item 10 regarding our directors is incorporated herein by reference to the information set forth in the table entitled “Director and Director Nominee Information” under “Election of Directors” in the definitive proxy statement of the Company relating to the Company’s annual meeting of shareholders to be held on October 7, 2003.

Information regarding executive officers of the Company has been included in Part I of this Annual Report under the caption “Executive Officers of the Company.”

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions “Executive Compensation” and “Directors’ Fees and Attendance” in the definitive proxy statement of the Company relating to the Company’s annual meeting of shareholders to be held on October 7, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item 12 is incorporated herein by reference to the information set forth in the table captioned “Beneficial Ownership of Common Stock” and the information set forth under the caption “Equity Compensation Plan Information” in the definitive proxy statement of the Company relating to the Company’s annual meeting of shareholders to be held on October 7, 2003.

Item 13. Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated herein by reference to the information set forth under the caption “Certain Transactions” in the definitive proxy statement of the Company relating to the Company’s annual meeting of shareholders to be held on October 7, 2003.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     The following documents are filed as part of this report:

    1.        Financial Statements:

        The financial statements of the Company and its subsidiaries are listed in the accompanying “Index to Consolidated Financial Statements” on Page 26.

    2.        Financial Statement Schedules:

        Schedule II – Valuation and Qualifying Accounts for the Years Ended June 3, 2003, June 4, 2002, and June 5, 2001 (In thousands)

        All other financial statement schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

    3.        Exhibits:

        The exhibits filed with or incorporated by reference in this report are listed on the Exhibit Index beginning on page 58.

(b)     Reports on Form 8-K:

    1.        We filed a Current Report on Form 8-K on April 8, 2003, to announce our completion on April 3, 2003, of the private sale of $85,000,000 aggregate principal of its 4.69% Senior Notes, Series A, due April 1, 2010 and $65,000,000 aggregate principal amount of its 5.42% Senior Notes, Series B, due April 1, 2013 in a private placement transaction.

    2.        We furnished a Current Report on Form 8-K on April 8, 2003, which included our press release announcing our financial results for the quarter ended March 4, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.

Date: August 15, 2003

By: /s/ Samuel E. Beall, III
Samuel E. Beall, III
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Position	Date
/s/ Samuel E. Beall, III Samuel E. Beall, III	Chairman of the Board and Chief Executive Officer	Date: August 15, 2003
/s/ Marguerite N. Duffy Marguerite N. Duffy	Senior Vice President, Chief Financial Officer	Date: August 15, 2003
/s/ John B. McKinnon John B. McKinnon	Director	Date: August 15, 2003
/s/ Dr. Donald Ratajczak Dr. Donald Ratajczak	Director	Date: August 15, 2003
/s/ Dolph W. von Arx Dolph W. von Arx	Director	Date: August 15, 2003
/s/ Claire L. Arnold Claire L. Arnold	Director	Date: August 15, 2003
/s/ James A. Haslam, III James A. Haslam, III	Director	Date: August 15, 2003
/s/ Elizabeth L. Nichols Elizabeth L. Nichols	Director	Date: August 15, 2003
/s/ Bernard Lanigan Jr. Bernard Lanigan Jr.	Director	Date: August 15, 2003
/s/ Stephen I. Sadove Stephen I. Sadove	Director	Date: August 15, 2003

RUBY TUESDAY, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended, of Ruby Tuesday, Inc. (1)

3.2	Bylaws, as amended, of Ruby Tuesday, Inc. (2)

4.1	Specimen Common Stock Certificate. (1)

4.2	Articles of Incorporation, as amended, of Ruby Tuesday, Inc. (filed as Exhibit 3.1 hereto).

4.3	Bylaws, as amended, of Ruby Tuesday, Inc. (filed as Exhibit 3.2 hereto).

10.1	Ruby Tuesday, Inc. Executive Supplemental Pension Plan, restated as of July 1, 1999.* (3)

10.2	First Amendment, dated as of April 9, 2001, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan.* (4)

10.3	Second Amendment, dated as of April 10, 2002, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan.* (5)

10.4	Morrison Restaurants Inc. Stock Incentive and Deferred Compensation Plan for Directors together with First Amendment, dated as of June 29, 1995.* (6)

10.5	Form of Second Amendment to Stock Incentive and Deferred Compensation Plan for Directors.* (7)

10.6	Form of Third Amendment to Stock Incentive and Deferred Compensation Plan for Directors.*

10.7	Fourth Amendment, dated as of July 8, 2002, to the Stock Incentive and Deferred Compensation Plan for Directors.* (8)

10.8	Morrison Restaurants Inc. 1993 Non-Executive Stock Incentive Plan.* (9)

10.9	Form of First Amendment to the Ruby Tuesday, Inc. 1996 Non-Executive Stock Incentive Plan (formerly the 1993 Non-Executive Stock Incentive Plan).* (10)

10.10	Form of Second Amendment to the Ruby Tuesday, Inc. 1996 Non-Executive Stock Incentive Plan.* (11)

10.11	Morrison Restaurants Inc. Deferred Compensation Plan, as restated effective January 1, 1994, together with amended and restated Trust Agreement, dated as of December 1, 1992, to Deferred Compensation Plan.* (12)

10.12	Morrison Restaurants Inc. Management Retirement Plan together with First Amendment, dated as of June 30, 1994 and Second Amendment, dated as of July 31, 1995.* (13)

10.13	Form of Third Amendment to Management Retirement Plan.* (14)

10.14	Form of Fourth Amendment to Management Retirement Plan.*

10.15	Form of Fifth Amendment to Management Retirement Plan.*

10.16	Sixth Amendment, dated as of April 9, 2001, to the Ruby Tuesday, Inc. Management Retirement Plan.* (15)

10.17	Form of Morrison Restaurants Inc. Retirement Plan.*

10.18	Form of First Amendment to the Morrison Restaurants Inc. Retirement Plan.*

10.19	Form of Second Amendment to Retirement Plan.* (16)

10.20	Third Amendment, dated as of July 10, 2000, to the Morrison Retirement Plan.* (17)

10.21	Fourth Amendment, dated as of March 21, 2002, to the Morrison Retirement Plan.* (18)

10.22	Fifth Amendment, dated as of December 17, 2002, to Morrison Retirement Plan.* (19)

10.23	Executive Group Life and Executive Accidental Death and Dismemberment Plan.* (20)

10.24	Morrison Restaurants Inc. Executive Life Insurance Plan.* (21)

10.25	Form of First Amendment to the Morrison Restaurants Inc. Executive Life Insurance Plan.*

10.26	Ruby Tuesday, Inc. 1996 Stock Incentive Plan, restated as of September 30, 1999.* (22)

10.27	First Amendment, dated as of July 10, 2000, to the restated Ruby Tuesday, Inc. 1996 Stock Incentive Plan.* (23)

10.28	Indenture, dated as of April 9, 2001, to the Ruby Tuesday, Inc. Salary Deferral Plan.* (24)

10.29	First Amendment, dated as of February 11, 2002, to the Ruby Tuesday, Inc. Salary Deferral Plan.* (25)

10.30	Second Amendment, dated as of December 9, 2002, to the Ruby Tuesday, Inc. Salary Deferral Plan.* (26)

10.31	Ruby Tuesday, Inc. Deferred Compensation Plan Trust Agreement restated as of June 1, 2001.* (27)

10.32	First Amendment, dated as of June 10, 2002, to the Ruby Tuesday, Inc. Deferred Compensation Trust Agreement.* (28)

10.33	Ruby Tuesday, Inc. Restated Deferred Compensation Plan, dated as of November 26, 2002.* (29)

10.34	Incentive Bonus Plan for the Chief Executive Officer.* (30)

10.35	First Amendment, dated as of July 8, 2002, to Incentive Bonus Plan for the Chief Executive Officer.* (31)

10.36	Employment Agreement dated as of June 19, 1999, by and between Ruby Tuesday, Inc. and Samuel E. Beall, III.* (32)

10.37	First Amendment, dated as of January 9, 2003, to Employment Agreement by and between Ruby Tuesday, Inc. and Samuel E. Beall, III.* (33)

10.38	Partner Agreement, dated as of June 6, 2001, by and between Ruby Tuesday, Inc. and Robert D. McClenagan, Jr.* (34)

10.39	Partner Agreement, dated as of June 5, 2002, by and between Ruby Tuesday, Inc. and Mark S. Ingram.* (35)

10.40	Termination of Partner Agreement, dated as of June 3, 2003, by and between Ruby Tuesday, Inc. and Mark S. Ingram.*

10.41	Distribution Agreement, dated as of March 2, 1996, among Morrison Restaurants Inc., Morrison Fresh Cooking, Inc. and Morrison Health Care, Inc. (36)

10.42	Amended and Restated Tax Allocation and Indemnification Agreement, dated as of March 2, 1996, among Morrison Restaurants Inc., Custom Management Corporation of Pennsylvania, Custom Management Corporation, John C. Metz & Associates, Inc., Morrison International, Inc., Morrison Custom Management Corporation of Pennsylvania, Morrison Fresh Cooking, Inc., Ruby Tuesday, Inc., a Delaware corporation, Ruby Tuesday (Georgia), Inc., a Georgia corporation, Tias, Inc. and Morrison Health Care, Inc. (37)

10.43	Agreement Respecting Employee Benefit Matters, dated as of March 2, 1996, among Morrison Restaurants Inc., Morrison Fresh Cooking, Inc. and Morrison Health Care, Inc. (38)

10.44	License Agreement, dated as of March 2, 1996, between Ruby Tuesday (Georgia), Inc. and Morrison Health Care, Inc. (39)

10.45	Amended and Restated Operating Agreement of MRT Purchasing, LLC, dated as of March 2, 1996, among Morrison Restaurants Inc., Ruby Tuesday, Inc., Morrison Fresh Cooking, Inc. and Morrison Health Care, Inc. (40)

10.46	Agreement and Plan of Merger, dated October 4, 2000, among Ruby Tuesday, Inc., Tia's LLC and Specialty Restaurant Group, LLC. (41)

10.47	First Amendment, dated November 20, 2000, to Agreement and Plan of Merger, by and among Ruby Tuesday, Inc., Tia's, LLC, and Specialty Restaurant Group, LLC; Master Agreement and Indemnity Regarding Leases and Subleases, dated as of November 20, 2000, between Ruby Tuesday, Inc. and General Electric Capital Business Asset Funding Corporation and General Electric Business Asset Funding Corporation of Arkansas; Agreement Regarding Collateral, dated as of November 20, 2000, between Ruby Tuesday, Inc. and General Electric Capital Business Asset Funding Corporation and General Electric Business Asset Funding Corporation of Arkansas and Specialty Restaurant Group, LLC; Debt Subordination Agreement, dated as of November 20, 2000, made by and among Ruby Tuesday, Inc., Specialty Restaurant Group, LLC, General Electric Capital Business Asset Funding Corporation and General Electric Business Asset Funding corporation of Arkansas; Agreement, dated as of November 20, 2000, by and between Ruby Tuesday, Inc. and James Carmichael; Promissory Note, dated as of November 20, 2000, by Specialty Restaurant Group, LLC in favor of Ruby Tuesday, Inc.; Member Pledge Agreement, dated November 20, 2000, made by and among each of the individuals listed on Schedule I thereto, Specialty Restaurant Group, LLC and Ruby Tuesday, Inc.; Option Agreement, dated as of November 20, 2000, between Specialty Restaurant Group, LLC and Ruby Tuesday, Inc.; Nonsolicitation Agreement dated as of November 20, 2000 between Specialty Restaurant Group, LLC and Ruby Tuesday, Inc.; Support Services Agreement, dated as of November 20, 2000, between Specialty Restaurant Group, LLC and Ruby Tuesday, Inc.; Intellectual Property Agreement, dated as of November 20, 2000, between Specialty Restaurant Group, LLC and Ruby Tuesday, Inc.; Assignment and Assumption of Certain Agreements by and between Ruby Tuesday, Inc., and Specialty Restaurant Group, LLC; Indemnity Agreement, dated as of November 20, 2000, by and between Ruby Tuesday, Inc. and Specialty Restaurant Group, LLC. (42)

10.48	(Reserved)

10.49	Amended and Restated Loan Facility Agreement and Guaranty, dated as of October 11, 2000, by and among Ruby Tuesday, Inc., SunTrust Bank, as Servicer, and each of the Participant Party thereto, together with Exhibits thereto. (44)

10.50	First Amendment, dated as of February 28, 2001, to Amended and Restated Loan Facility Agreement and Guaranty by and among Ruby Tuesday, Inc., SunTrust Bank and each of the Participants thereto. (45)

10.51	Second Amendment, dated as of October 10, 2001, to Amended and Restated Loan Facility Agreement and Guaranty by and among Ruby Tuesday, Inc., SunTrust Bank and each of the Participants thereto. (46)

10.52	Third Amendment, dated as of October 17, 2001, to Amended and Restated Loan Facility Agreement and Guaranty by and among Ruby Tuesday, Inc., SunTrust Bank and each of the Participants thereto. (47)

10.53	Fourth Amendment, dated as of October 8, 2002, to Amended and Restated Loan Facility Agreement and Guaranty by and among Ruby Tuesday, Inc., SunTrust Bank and each of the Participants thereto. (48)

10.54	Fifth Amendment, dated as of March 31, 2003, to Amended and Restated Loan Facility Agreement and Guaranty by and among Ruby Tuesday, Inc., SunTrust Bank and each of the Participants thereto. (49)

10.55	Sixth Amendment, dated as of April 30, 2003, to Amended and Restated Loan Facility Agreement and Guaranty by and among Ruby Tuesday, Inc., SunTrust Bank and each of the Participants thereto.

10.56	Servicing Agreement, dated as of August 2, 2001, among Ruby Tuesday, Inc., Specialty Restaurant Group, LLC, and PFG (Performance Food Group) Customized Distribution. (50)

10.57	First Amendment, dated as of August 9, 2002, to the Servicing Agreement, dated as of August 2, 2001, among Ruby Tuesday, Inc., Specialty Restaurant Group, LLC and PFG (Performance Food Group) Customized Distribution (portions of this exhibit have been omitted pursuant to a request for confidential treatment). (51)

10.58	Revolving Credit and Term Loan Agreement, dated as of July 26, 2002, by and among Ruby Tuesday, Inc., a Georgia corporation, the several banks and other financial institutions from time to time party hereto, and SunTrust Bank, in its capacity as Administrative Agent for the Lenders, as Issuing Bank, and as Swingline Lenders. (52)

10.59	First Amendment, dated as of March 31, 2003, to Revolving Credit and Term Loan Agreement by and among Ruby Tuesday, Inc., each of the financial institutions listed on the signature pages thereto, and SunTrust Bank. (53)

10.60	Second Amendment, dated as of April 30, 2003, to Revolving Credit and Term Loan Agreement by and among Ruby Tuesday, Inc., each of the financial institutions listed on the signature pages thereto, and SunTrust Bank.

10.61	Note Purchase Agreement, dated as of April 3, 2003, by and between Ruby Tuesday, Inc. and the Purchasers, together with forms of notes and subsidiary guaranty agreement. (54)

21.1	Subsidiaries of Ruby Tuesday, Inc.

23.1	Consent of KPMG LLP, Independent Auditors of Ruby Tuesday, Inc. for the fiscal years ended June 3, 2003, June 4, 2002 and June 5, 2001.

31.1	Certification of Samuel E. Beall, III, Chairman of the Board and Chief Executive Officer.

31.2	Certification of Marguerite N. Duffy, Senior Vice President, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Footnote Description

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibit of the same number to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(2)	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2001 by Ruby Tuesday, Inc. (file No. 1-12454).

(3)	Incorporated by reference to Exhibit 99.3 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 18, 2000 by Ruby Tuesday, Inc. for the three month period ended September 3, 2000 (File No. 1-12454).

(4)	Incorporated by reference to Exhibit 10.59 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 4, 2002 filed with the Securities and Exchange Commission on August 29, 2002 (File No. 1-12454).

(5)	Incorporated by reference to Exhibit 10.42 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 5, 2001 filed with the Securities and Exchange Commission on August 31, 2001 (File No. 1-12454).

(6)	Incorporated by reference to Exhibit 10(c) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 3, 1995 filed with the Securities and Exchange Commission on September 1, 1995 (File No. 1-12454).

(7)	Incorporated by reference to Exhibit 10.29 to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(8)	Incorporated by reference to Exhibit 99.5 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 15, 2003 by Ruby Tuesday, Inc. for the three month period ended December 3, 2002 (File No. 1-12454).

(9)	Incorporated by reference to Exhibit 10(h) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 5, 1993 (File No. 0-1750).

(10)	Incorporated by reference to Exhibit 10.30 to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(11)	Incorporated by reference to Exhibit 99.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 20, 1999 by Ruby Tuesday, Inc. for the three month period ended September 5, 1999. (File No. 1-12454).

(12)	Incorporated by reference to Exhibit 10(i) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 5, 1993 (File No. 0-1750).

(13)	Incorporated by reference to Exhibit 10(n) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 3, 1995 (File No. 1-12454).

(14)	Incorporated by reference to Exhibit 10.32 to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(15)	Incorporated by reference to Exhibit 10.41 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 5, 2001 filed with the Securities and Exchange Commission on August 31, 2001 (File No. 1-12454).

(16)	Incorporated by reference to Exhibit 10.35 to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(17)	Incorporated by reference to Exhibit 99.4 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 18, 2000 by Ruby Tuesday, Inc. for the three month period ended September 3, 2000 (File No. 1-12454).

(18)	Incorporated by reference to Exhibit 99.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 19, 2002 by Ruby Tuesday, Inc. for the three month period ended March 5, 2002 (File No. 1-12454).

(19)	Incorporated by reference to Exhibit 99.6 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 15, 2003 by Ruby Tuesday, Inc. for the three month period ended December 3, 2002 (File No. 1012454).

(19)	Incorporated by reference to Exhibit 99.6 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 15, 2003 by Ruby Tuesday, Inc. for the three month period ended December 3, 2002 (File No. 1012454).

(20)	Incorporated by reference to Exhibit 10(q) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 3, 1989 (File No. 0-1750).

(21)	Incorporated by reference to Exhibit 10(a)(a) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 4, 1994 (File No. 1-12454).

(22)	Incorporated by reference to Exhibit 99.1 to Form 10-Q filed with the Securities and Exchange Commission on October 18, 2000 by Ruby Tuesday, Inc. for the three month period ended September 3, 2000 (File No. 1-12454).

(23)	Incorporated by reference to Exhibit 99.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 18, 2000 by Ruby Tuesday, Inc. for the three month period ended September 3, 2000 (File No. 1-12454).

(24)	Incorporated by reference to Exhibit 10.43 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 5, 2001 filed with the Securities and Exchange Commission on August 31, 2001 (File No. 1-12454).

(25)	Incorporated by reference to Exhibit 99.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 19, 2002 by Ruby Tuesday, Inc. for the three month period ended March 5, 2002 (File No. 1-12454).

(26)	Incorporated by reference to Exhibit 99.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 15, 2003 by Ruby Tuesday, Inc. for the three month period ended December 3, 2002 (File No. 1-12454).

(27)	Incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 5, 2001 filed with the Securities and Exchange Commission on August 31, 2001 (File No. 1-12454).

(28)	Incorporated by reference to Exhibit 10.58 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 4, 2002 filed with the Securities and Exchange Commission on August 29, 2002 (File No. 1-12454).

(29)	Incorporated by reference to Exhibit 99.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 15, 2003 by Ruby Tuesday, Inc. for the three month period ended December 3, 2002 (File No. 1-12454).

(30)	Incorporated by reference to the Appendix to Ruby Tuesday, Inc.'s Proxy Statement for the 1999 Annual Meeting of Shareholders dated as of August 27, 1999 (File No. 1-12454).

(31)	Incorporated by reference to Exhibit 99.4 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 15, 2003 by Ruby Tuesday, Inc. for the three month period ended December 3, 2002 (File No. 1-12454).

(32)	Incorporated by reference to Exhibit 99.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 19, 2000 by Ruby Tuesday, Inc. for the three month period ended December 5, 1999 (File No. 1-12454).

(33)	Incorporated by reference to Exhibit 99.7 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 15, 2003 by Ruby Tuesday, Inc. for the three month period ended December 3, 2002 (File No. 1-12454).

(34)	Incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 5, 2001 filed with the Securities and Exchange Commission on August 31, 2001 (File No. 1-12454).

(35)	Incorporated by reference to Exhibit 99.3 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 15, 2003 by Ruby Tuesday, Inc. for the three month period ended December 3, 2002 (File No. 1-12454).

(36)	Incorporated by reference to Exhibit 10.23 to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(37)	Incorporated by reference to Exhibit 10.24 to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(38)	Incorporated by reference to Exhibit 10.25 to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(39)	Incorporated by reference to Exhibit 10.26 to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(40)	Incorporated by reference to Exhibit 10.27 to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(41)	Incorporated by reference to Exhibit 99.5 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 18, 2000 by Ruby Tuesday, Inc. for the three month period ended September 3, 2000 (File No. 1-12454).

(42)	Incorporated by reference to Exhibit 99.2 to Form 8-K filed with the Securities and Exchange Commission on December 5, 2000 by Ruby Tuesday, Inc. for the date of earliest event reported on November 20, 2000, (File No. 1-12454).

(43)	(Reserved)

(44)	Incorporated by reference to Exhibit 99.8 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 18, 2000 by Ruby Tuesday, Inc. for the three month period ended September 3, 2000 (File No. 1-12454).

(45)	Incorporated by reference to Exhibit 99.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 16, 2002 by Ruby Tuesday, Inc. for the three month period ended September 3, 2002 (File No. 1-12454).

(46)	Incorporated by reference to Exhibit 99.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 16, 2002 by Ruby Tuesday, Inc. for the three month period ended September 3, 2002 (File No. 1-12454).

(47)	Incorporated by reference to Exhibit 99.3 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 16, 2002 by Ruby Tuesday, Inc. for the three month period ended September 3, 2002 (File No. 1-12454).

(48)	Incorporated by reference to Exhibit 99.4 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 16, 2002 by Ruby Tuesday, Inc. for the three month period ended September 3, 2002 (File No. 1-12454).

(49)	Incorporated by reference to Exhibit 99.3 to Quarterly Report on Form 10-Q filed on April 15, 2003 by Ruby Tuesday, Inc. for the three month period ended March 4, 2003 (File No. 1-12454).

(50)	Incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 5, 2001 filed with the Securities and Exchange Commission on August 31, 2001 (File No. 1-12454).

(51)	Incorporated by reference to Exhibit 10.60 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 4, 2002 filed with the Securities and Exchange Commission on August 29, 2002 (File No. 1-12454).

(52)	Incorporated by reference to Exhibit 10.55 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 4, 2002 filed with the Securities and Exchange Commission on August 29, 2002 (File No. 1-12454).

(53)	Incorporated by reference to Exhibit 99.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 15, 2003 by Ruby Tuesday, Inc. for the three month period ended March 4, 2003 (File No. 1-12454).

(54)	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2003 (File No. 1-12454).