Form 10-Q
period 2003-09-02
RUBY TUESDAY INC
filed 2003-10-14
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:   September 2, 2003

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

65,047,740

        (Number of shares of common stock, $0.01 par value, outstanding as of October 8, 2003)

   RUBY TUESDAY, INC

   INDEX

Page
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
SEPTEMBER 2, 2003 AND JUNE 3, 2003	3
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN WEEKS ENDED
SEPTEMBER 2, 2003 AND SEPTEMBER 3, 2002	4
CONDENSED CONSOLIDATED STATEMENTS OF CASH
FLOWS FOR THE THIRTEEN WEEKS
ENDED SEPTEMBER 2, 2003 AND SEPTEMBER 3, 2002	5
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS	6-10
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS	11-17
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK	18
ITEM 4. CONTROLS AND PROCEDURES	19
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	20
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	20
SIGNATURES	21

   PART I — FINANCIAL INFORMATION
ITEM 1

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)

	SEPTEMBER 2, 2003	JUNE 3, 2003
		(NOTE A)
Assets
Current assets:
Cash and short-term investments	$21,427	$8,662
Accounts and notes receivable	9,144	10,509
Inventories:
Merchandise	7,213	7,315
China, silver and supplies	5,124	4,885
Income tax receivable	--	2,485
Prepaid rent and other expenses	7,962	8,235
Deferred income taxes	3,467	3,155
Assets held for sale	3,686	5,217
Total current assets	58,023	50,463
Property and equipment	933,779	897,937
Less accumulated depreciation and amortization	(243,899)	(237,040)
	689,880	660,897
Goodwill	7,845	7,845
Notes receivable, net	36,556	39,827
Other assets	55,954	46,035
Total assets	$848,258	$805,067

Liabilities & shareholders'equity
Current liabilities:
Accounts payable	$33,015	$22,949
Accrued liabilities:
Taxes, other than income taxes	12,962	10,154
Payroll and related costs	15,034	22,972
Insurance	6,864	6,726
Rent and other	19,174	17,950
Income tax payable	374	--
Current portion of long-term debt	551	570
Total current liabilities	87,974	81,321
Long-term debt	206,925	207,064
Deferred income taxes	36,330	32,627
Deferred escalating minimum rent	9,144	8,958
Other deferred liabilities	61,961	60,569
Total liabilities	402,334	390,539
Shareholders' equity:
Common stock, $0.01 par value; (authorized 100,000
shares; issued 64,927 @ 9/2/03; 64,404 @ 6/3/03)	649	644
Capital in excess of par value	18,487	10,456
Retained earnings	434,564	411,510
Deferred compensation liability payable in
Company stock	4,992	5,000
Company stock held by Deferred Compensation Plan	(4,992)	(5,000)
Accumulated other comprehensive loss	(7,776)	(8,082)
	445,924	414,528
Total liabilities & shareholders' equity	$848,258	$805,067

The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER-SHARE DATA)

	THIRTEEN WEEKS ENDED
	SEPTEMBER 2, 2003	SEPTEMBER 3, 2002
Revenues:
Restaurant sales and operating revenues	$245,774	$218,713
Franchise revenues	4,078	3,799
	249,852	222,512
Operating costs and expenses:
Cost of merchandise	63,341	58,865
Payroll and related costs	77,688	74,439
Other restaurant operating costs	41,454	38,451
Depreciation and amortization	12,887	9,999
Selling, general and administrative,
net of support service fee income
totaling $4,090 in 2004 and $3,634
in 2003	16,080	10,864
Equity in (earnings) of unconsolidated
franchises	(1,071)	(565)
Interest expense/(income), net	1,350	(506)
	211,729	191,547
Income before income taxes	38,123	30,965
Provision for income taxes	13,610	10,776
Net income	$24,513	$20,189

Earnings per share:
Basic	$0.38	$0.32

Diluted	$0.37	$0.31

Weighted average shares:
Basic	64,809	63,818

Diluted	66,170	65,101

Cash dividends declared per share	2.25¢	2.25¢

The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	THIRTEEN WEEKS ENDED
	SEPTEMBER 2, 2003	SEPTEMBER 3, 2002
Operating activities:
Net income	$24,513	$20,189
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	12,887	9,999
Amortization of intangibles	39	44
Deferred income taxes	3,072	3,044
Loss on impairment and disposition
of assets	43	506
(Gain)/loss on derivatives	(10)	83
Equity in (earnings) of unconsolidated franchises	(1,071)	(565)
Other	11	95
Changes in operating assets and liabilities:
Receivables	4,636	306
Inventories	(137)	(956)
Income taxes	2,984	6,959
Prepaid and other assets	416	215
Accounts payable,
accrued and other liabilities	8,386	(4,907)
Net cash provided by operating activities	55,769	35,012
Investing activities:
Purchases of property and equipment	(43,735)	(40,295)
Proceeds from disposal of assets	3,275	158
Distributions received from unconsolidated
franchises	492	--
Acquisition of an additional 49% interest in
unconsolidated franchises	(2,000)	(500)
Payoff of company-owned life insurance policy loans	(5,884)	--
Other, net	(1,560)	243
Net cash used by investing activities	(49,412)	(40,394)
Financing activities:
Proceeds from long-term debt	--	1,451
Principal payments on long-term debt	(158)	(147)
Proceeds from issuance of stock, including
treasury stock	8,025	1,755
Stock repurchases	--	(11,681)
Dividends paid	(1,459)	(1,432)
Net cash provided/(used) by financing activities	6,408	(10,054)
Increase/(decrease) in cash and
short-term investments	12,765	(15,436)
Cash and short-term investments:
Beginning of year	8,662	32,699
End of quarter	$21,427	$17,263

Supplemental disclosure of cash flow information –
Significant non-cash investing and financing activity –
Acquisition of property and equipment through
refinancing of bank-financed operating lease obligations with bank debt	--	$209,673

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — BASIS OF PRESENTATION

Ruby Tuesday, Inc. (the “Company,” “RTI,” “we,” “our”) owns and operates Ruby Tuesday® casual dining restaurants. We also franchise the Ruby Tuesday concept in selected domestic and international markets. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended September 2, 2003 are not necessarily indicative of results that may be expected for the year ending June 1, 2004.

The balance sheet at June 3, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income.

For further information, refer to the consolidated financial statements and footnotes thereto included in Ruby Tuesday, Inc.‘s Annual Report on Form 10-K for the fiscal year ended June 3, 2003.

NOTE B — EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. The computation of diluted earnings per share gives effect to options outstanding during the applicable periods. The effect of stock options increased the diluted weighted average shares outstanding by approximately 1.4 million and 1.3 million for the thirteen weeks ended September 2, 2003 and September 3, 2002, respectively.

For the thirteen weeks ended September 2, 2003 and September 3, 2002, unexercised employee stock options pursuant to which employees have the right to purchase approximately 1.7 million and 3.9 million shares of our common stock, respectively, did not impact the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of our common stock during the periods ended September 2, 2003 and September 3, 2002.

NOTE C – STOCK-BASED EMPLOYEE COMPENSATION

We account for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense for our stock option plans been determined based on the fair value at the grant date consistent with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (“SFAS 123”), our net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per-share data):

Thirteen Weeks Ended
	September 2, 2003	September 3, 2002
Net income, as reported	$ 24,513	$ 20,189
Less: Stock-based employee compensation
expense determined under fair value based
method for all awards, net of income tax expense	2,471	2,533
Pro forma net income	$ 22,042	$ 17,656

Basic earnings per share:
As reported	$ 0.38	$ 0.32
Pro forma	$ 0.34	$ 0.28
Diluted earnings per share:
As reported	$ 0.37	$ 0.31
Pro forma	$ 0.34	$ 0.28

NOTE D – ALLOWANCE FOR DOUBTFUL NOTES

Amounts reflected for long-term notes receivable at September 2, 2003 and June 3, 2003 are net of a $5.7 million allowance for doubtful notes.

NOTE E — OTHER DEFERRED LIABILITIES

Other deferred liabilities at September 2, 2003 and June 3, 2003 included $18.5 million and $17.1 million, respectively, for the liability due to participants in our Deferred Compensation Plan and $14.8 million and $14.5 million, respectively, for the liability due to participants of the Company’s Executive Supplemental Pension Plan.

NOTE F – FRANCHISE PROGRAMS

During the first quarter of this fiscal year, RTI acquired an additional 49% equity interest in four franchise partnerships for $0.5 million each, pursuant to the terms of the Limited Liability Company Operating Agreements, bringing the Company’s equity interest in these franchise partnerships to 50%. We currently hold a 50% equity interest in thirteen franchise partnerships which collectively operate 124 Ruby Tuesday restaurants. We apply the equity method of accounting to all 50%-owned franchise partnerships.

As part of our domestic franchise partner program, we have negotiated with various lenders a $48.0 million credit facility to assist our franchise partners with working capital needs and cash flows for operations. As sponsor of the credit facility, we serve as partial guarantor of the draws made on the revolving line-of-credit. See Notes I and J to the Condensed Consolidated Financial Statements for further discussion of this and our other guarantees.

NOTE G — COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), requires the disclosure of certain revenues, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America. Total comprehensive income for the thirteen weeks ended September 2, 2003 and September 3, 2002 are as follows (in thousands):

	Thirteen weeks ended
	September 2, 2003	September 3, 2002
Net income	$ 24,513	$ 20,189
Other comprehensive income:
Unrecognized gain/(loss) on interest rate swaps:
Change in current period market value	10	(604)
Losses reclassified into the consolidated
statements of income, net of tax	296	659
Total comprehensive income	$ 24,819	$ 20,244

NOTE H – IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted SFAS 143 during the first quarter of this fiscal year. Adoption of this new accounting standard did not have a significant impact on year-to-date net income and is not expected to significantly impact net income in the future.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" (“FIN 46”). FIN 46 addresses the consolidation of entities whose equity holders either (a) have not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of these entities, known as variable interest entities (“VIEs”), by a primary beneficiary of the entity. A primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIEs activities, entitled to receive a majority of the VIEs residual returns, or both. FIN 46‘s consolidation criteria are based on analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of independent and legally separate businesses. FIN 46 applies immediately to variable interests in VIEs created or obtained after January 31, 2003. For variable interests in a VIE acquired prior to February 1, 2003, FIN 46 is applied to the VIE no later than the end of the first period after December 15, 2003. FIN 46 requires certain disclosures in financial statements issued prior to its adoption, if it is reasonably possible that the Company will consolidate or disclose information about VIEs when FIN 46 becomes effective.

As of the filing of this Form 10-Q, four recently proposed FASB Staff Positions are still being deliberated by the FASB which could alter how companies identify VIEs, and modify the determination of which party should consolidate them (the “primary beneficiary”). Under the proposed FASB Staff Positions, FIN 46 would become effective for RTI as of the end of the third quarter of this Fiscal 2004.

We had previously planned to early adopt FIN 46 for the first quarter of Fiscal 2004 whereby we would consolidate the franchise partnerships. The franchise partnership program currently includes 24 franchisees (franchises in which we have a 1% or 50% ownership) which collectively operate 192 Ruby Tuesday restaurants. However, we have elected not to early adopt FIN 46 this quarter as we believe the FASB Staff Positions, when approved, and further Staff Positions not yet issued could cause us to reach a different conclusion than that reached under the current Interpretation. However, if consolidation of all of the franchise partnerships occurred at the beginning of the second quarter of this fiscal year, we currently believe that the potential impact on our Consolidated Statement of Income for Fiscal 2004 would include a one-time charge of approximately $40.9 million (net of taxes totaling $7.9 million) as a result of the cumulative effect of a change in accounting principle. This conclusion is based upon our current analysis of each franchise partnership’s expected net income or loss and the related assignment of the net income or loss of the minority owners.

The following table sets forth amounts of (income)/expense between RTI and the 24 franchise partnerships for the thirteen weeks ended September 2, 2003 (in thousands):

	Ruby Tuesday, Inc.	Franchise Partnerships
Royalty fees	$(3,301)	$3,301
Support service fees	(3,480)	3,480
Franchise development, license and other fees
	(225)	104	A
Interest (income)/expense	(1,064)	1,064
Equity in (earnings) of unconsolidated
franchise partnerships	(1,071)	--
A - Capitalized on the franchise partnership's financial statements. Amounts shown represent the amortization of deferred costs for the quarter ended September 2, 2003.

Furthermore, we will review our relationships with traditional franchisees under the provisions of FIN 46 when approved. Royalty and development fees, including license fees, from traditional franchises totaled $0.4 million and $0.2 million, respectively, for the thirteen weeks ended September 2, 2003.

The FASB has announced that it expects to issue modifications to FIN 46 in final form prior to the end of calendar 2003.

NOTE I — GUARANTEES

At September 2, 2003, our third-party guarantees, which primarily arise in connection with our franchising and divestiture activities, approximated $22.0 million. The majority of these guarantees expire through 2013. Generally, we are required to perform under these guarantees in the event that a third-party fails to make contractual payments or achieve performance measures. All of these guarantees arose prior to December 31, 2002 and no liability has currently been recorded for these guarantees in the September 2, 2003 Condensed Consolidated Balance Sheet.

Franchise Guarantees

As part of the franchise partnership program, we have negotiated with various lenders a $48.0 million credit facility to assist the franchise partnerships with working capital needs and cash flows for operations. As sponsor of the credit facility, we serve as partial guarantor of the draws made on this revolving line-of-credit. See Note J for information regarding the renewal of this program. RTI also has an arrangement with a different third party whereby we may choose, in our sole discretion, to partially guarantee (up to $10.0 million in total) specific loans for new franchisee restaurant development. Should payments be required under this guaranty, RTI has certain rights to acquire the operating restaurants after the third party debt is paid. As of September 2, 2003, the amounts we have guaranteed under these two facilities were $15.4 million and $1.2 million, respectively. Unless extended, guarantees under these programs expire at various dates through August 2004 and June 2013, respectively. To the best of our knowledge, all of the franchise partnerships are current in the payment of their obligations due under these credit facilities.

Divestiture Guarantees

During fiscal 1996, our shareholders approved the distribution (the “Distribution”) of our family dining restaurant business, then called Morrison Fresh Cooking, Inc. (“MFC”), and our health care food and nutrition services business, then called Morrison Health Care, Inc. (“MHC”). Both of these companies have subsequently been acquired by other entities. Piccadilly Cafeterias, Inc. (“Piccadilly”) acquired MFC and Compass Group, PLC (“Compass”) acquired MHC. Prior to the Distribution, we entered into various guaranty agreements with both MFC and MHC, most of which have expired. We do remain contingently liable for payments due to MFC and MHC employees retiring under two non-qualified defined benefit plans based upon the level of benefits due those participants as of March 1996 and for payments due on open worker’s compensation and general liability claims. These guarantees are estimated at September 2, 2003 to be $5.0 million for the employee benefit plan liability and $0.4 million for the worker’s compensation and general liability claims. These guarantees do not have an expiration date. The estimated $5.0 million employee benefit plan liability is comprised of $2.0 million for MFC and $3.0 million for MHC. Should any payments be required under these guarantees, RTI would split the amounts due equally with the other non-defaulting entity (MFC or MHC).

See Note J for information regarding Piccadilly’s announced expectation of a bankruptcy filing in the fourth quarter of calendar 2003.

NOTE J – SUBSEQUENT EVENTS

On September 30, 2003, Piccadilly announced in its Form 10-K for the fiscal year ended July 1, 2003 that it expects to file for protection under the federal bankruptcy laws during its second fiscal quarter ending December 31, 2003. In that Form 10-K, Piccadilly stated that if Piccadilly files for bankruptcy in connection with a sale of a significant portion of its operating assets under Section 363 of the Bankruptcy Code, then, based on the indicative purchase prices being discussed with interested parties, the cash realized from the Section 363 sale, together with any net cash realized in liquidating Piccadilly’s remaining assets, will not be sufficient to pay its liabilities in full. If Piccadilly cannot reach a definitive agreement, it expects to reorganize under Chapter 11 of the Bankruptcy Code in October 2003. In that case, without a purchaser to pay cash to Piccadilly for its business, Piccadilly would seek to renegotiate the terms of its existing debt and have a plan of reorganization confirmed by its creditors and approved by the bankruptcy court.

As noted in Note I, RTI is contingently liable for certain benefit payments and worker’s compensation and general liability claims. Additionally, the Company, along with MHC, may be directly liable for payments due to certain pre-Distribution lessors of MFC. The actual amount of this contingent liability, and any loss to be recorded by RTI, will depend on several factors including, without limitation, the current status of MFC’s pre-Distribution leased properties, the current employment and benefit status of MFC’s pre-Distribution employees, whether or not Piccadilly fails to make these required payments when due, Piccadilly’s ultimate success in finding a suitable buyer for its operating assets, and whether MHC makes any contributing payments it may be required to make. Although the amount of RTI’s contingent liability cannot be determined at this time, we believe, based on Piccadilly's announced plan to reorganize under Chapter 11 of the federal bankruptcy laws and our belief that MHC will meet all of its obligations in relation to these contingent liabilities, that the ultimate loss which may be incurred by the Company, if any, related to this uncertain situation will not have a material adverse effect on our operations, financial condition or liquidity.

On October 7, 2003, we renewed our $48 million credit facility referred to in Note I above. The renewal extends the termination date until October 5, 2006 and reduces the individual franchise partnership loan commitments from 24 to 12 months. RTI will have the ability to increase the amount of the facility by up to $25 million (to a total of $73 million) or, if desired, to reduce the amount of the facility. Other changes to the program were not significant.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

General:

RTI generates revenues from the sale of food and beverages at our restaurants and from contractual arrangements with our franchisees. Franchise development and license fees are recognized when we have substantially performed all material services and the restaurant has opened for business. Franchise royalties and support service fees (each generally 4% of monthly sales) are recognized on the accrual basis. The following is an overview of the thirteen week period ended September 2, 2003.

OVERVIEW:

Net income was $24.5 million, or $0.37 per share, for the thirteen weeks ended September 2, 2003 and $20.2 million or $0.31 per share for the same period ended September 3, 2002.

        During the thirteen weeks ended September 2, 2003:

  eleven Company-owned Ruby Tuesday restaurants were opened and two were closed (both due to lease terminations); and
  seven franchise restaurants were opened, including three international franchise units, and one franchise partnership unit was closed.

Results of Operations:

The following table sets forth selected restaurant operating data as a percentage of total revenues, except where otherwise noted, for the periods indicated. All information is derived from our condensed consolidated financial statements located within this Form 10-Q.

	Thirteen weeks ended
	September 2, 2003	September 3, 2002
Revenues:
Company restaurant sales	98.4%	98.3%
Franchise revenues	1.6	1.7
Total revenues	100.0	100.0
Operating costs and expenses:
Cost of merchandise (1)	25.8	26.9
Payroll and related costs (1)	31.6	34.0
Other restaurant operating costs (1)	16.9	17.6
Depreciation and amortization (1)	5.2	4.6
Selling, general and administrative	6.4	4.9
Equity in (earnings) of unconsoli-
dated franchises	(0.4)	(0.3)
Interest expense/(income), net	0.5	(0.2)
Income before income taxes	15.3	13.9
Provision for income taxes	5.4	4.8
Net income	9.8%	9.1%

(1)     As a percentage of Company restaurant sales.

The following table shows year-to-date Company-owned and franchised restaurant openings and closings, and total restaurants as of the end of the first quarter.

	Year-to-date		Year-to-date		Total Open at End
	Openings		Closings		of First Quarter
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2004	2003	2004	2003	2004	2003
Company-owned	11	13	2	5	449	405
Franchise partnership	4	4	1	2	192	180
Traditional domestic and international franchise	3	2	0	0	31	23

We estimate that approximately 39 to 40 additional Company-owned Ruby Tuesday restaurants will be opened during the remainder of Fiscal 2004. Additionally, we expect franchise partnerships and traditional domestic and international franchisees to open approximately 14 to 18 and five to eight Ruby Tuesday restaurants, respectively, during the remainder of Fiscal 2004.

Revenues

        RTI’s restaurant sales for the thirteen weeks ended September 2, 2003 increased $27.1 million (12.4%) to $245.8 million compared to the same period of the prior year. This increase primarily results from a net addition of 44 units over the prior year. Franchise revenues totaled $4.1 million for the thirteen weeks ended September 2, 2003 compared to $3.8 million for the same period in the prior year. Franchise revenues are predominately comprised of domestic and international royalties, which totaled $3.7 million and $3.4 million for the thirteen-week periods ended September 2, 2003 and September 3, 2002, respectively.

Pre-tax Income

        Pre-tax income increased $7.2 million for the thirteen weeks ended September 2, 2003, to $38.1 million over the corresponding period of the prior year. This increase is primarily due to the increases in the number of units and in franchise revenues along with a reduction, as a percentage of revenues, of cost of merchandise, payroll and related costs, other restaurant operating costs, and higher income recorded from our 50% share of the earnings of unconsolidated franchises offset by higher selling, general and administrative expenses, and depreciation and interest expense.

Cost of Merchandise

        Cost of merchandise increased $4.5 million (7.6%) to $63.3 million for the thirteen weeks ended September 2, 2003 compared to the same period of the prior year. As a percentage of Company restaurant sales, cost of merchandise decreased from 26.9% to 25.8% for the thirteen weeks ended September 2, 2003. This decrease is primarily due to declining food costs with the rollout of our spring menu in March of this year coupled with increased volume discounts.

Payroll and Related Costs

        Payroll and related costs increased $3.2 million (4.4%) for the thirteen weeks ended September 2, 2003, as compared to the same period in the prior year. As a percentage of Company restaurant sales, payroll and related costs decreased from 34.0% to 31.6%. This decrease primarily resulted from increased spending in the first quarter of the prior year for training associated with the Company’s new service initiatives. The reduction is also attributed to labor efficiencies associated with the new menu mentioned above.

Other Restaurant Operating Costs

        Other restaurant operating costs increased $3.0 million (7.8%) for the thirteen-week period ended September 2, 2003, as compared to the same period in the prior year. As a percentage of Company restaurant sales, these costs decreased from 17.6% to 16.9%. The decrease was primarily a result of lower rent expense in conjunction with the refinancing of our bank-financed operating leases during the first quarter of the prior fiscal year offset by an increase in repairs due to an intense focus on raising our appearance and cleanliness standards.

Depreciation and Amortization

        Depreciation and amortization increased $2.9 million (28.9%) for the thirteen-week period ended September 2, 2003 as compared to the same period in the prior year. As a percentage of Company restaurant sales, these expenses increased from 4.6% to 5.2% primarily as a result of the refinancing of the bank-financed operating leases with traditional bank debt during the first quarter of the prior fiscal year.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $5.2 million (48.0%) for the thirteen-week period ended September 2, 2003 as compared to the same period in the prior year. As a percentage of total operating revenues, these expenses increased from 4.9% to 6.4%. This increase is primarily due to advertising costs for the production of television commercials, the corresponding agency fees, increased management labor due to an increase in the number of District Sales and Standards Partners (“DSSPs”), our multi-unit supervisors, and increased training costs for new store openings and replacement managers after the promotion of the original managers to the DSSP position. Offsetting these increases/expenses were increased support service fees from franchisees and others.

Equity in Earnings of Unconsolidated Franchises

        Our equity in the earnings of unconsolidated franchises increased $0.5 million for the thirteen weeks ended September 2, 2003, as compared to the same period in the prior year due to additional investments in franchise partnerships that were made during the quarter and increased earnings attributable to our 50% owned franchise partnerships. During the current quarter, we exercised our purchase option to acquire an additional 49% equity interest in four franchise partnerships. As of September 2, 2003, we held 50% equity investments in thirteen franchise partnerships operating a total of 124 Ruby Tuesday restaurants (collectively).

Net Interest Expense/Income

        Net interest expense increased $1.9 million for the thirteen weeks ended September 2, 2003, as compared to the same period of the prior year. These increases resulted primarily from the refinancing of the bank-financed operating leases with the new Credit Agreement during the first quarter of the prior fiscal year. See “Borrowings and Credit Facilities” for more information.

Provision for Income Taxes

        The effective tax rate for the current quarter was 35.7%, up from 34.8% for the same period of the prior year. The increase in the effective rate was a result of an increase in state taxes due to newly enacted state legislation in several states.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table presents a summary of the Company’s cash flows from operating, investing, and financing activities for the periods indicated (in thousands):

	Thirteen Weeks Ended
	September 2, 2003	September 3, 2002
Net cash provided by operating activities	$ 55,769	$ 35,012
Net cash used by investing activities	(49,412)	(40,394)
Net cash provided/(used) by financing activities	6,408	(10,054)
Net increase/(decrease) in cash and short-term
investments
	$ 12,765	$ (15,436)

Operating activities provided $20.8 million more cash for the thirteen weeks ended September 2, 2003 versus the same period of the prior year primarily due to an increase in the net cash provided by the change in operating assets and liabilities of $14.7 million (primarily due to an increase in accounts payable during the current quarter), and increases in net income of $4.3 million and depreciation and amortization expense of $2.9 million, which was due to the refinancing of the bank-financed operating leases during the first quarter of the prior year.

Investing activities used an additional $9.0 million in the current quarter due to the payoff of our company-owned life insurance loans of $5.9 million, increased capital expenditures of $3.4 million, and cash used to acquire additional ownership in franchises in the current quarter ($1.5 million more spent than in the prior year). These uses were offset by an increase in proceeds of $3.1 million from disposal of assets.

Financing activities provided $16.5 million more cash in the current quarter due to no stock repurchases being made during the current quarter as compared to $11.7 million in the prior year first quarter and an increase in proceeds from issuance of stock of $6.3 million due to increased employee stock option exercises in the current quarter. These sources were offset by a decrease of $1.5 million in proceeds from long-term debt as compared to the same period in the prior year.

Our working capital deficiency and current ratio for the thirteen week period ended September 2, 2003 were $30.0 million and 0.7:1, respectively. As is common in the restaurant industry, we carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset) and receivable and inventory levels are generally not significant.

Capital Expenditures

We require capital principally for new restaurant development, equipment replacement, and remodeling of existing restaurants. Property and equipment expenditures for the thirteen weeks ended September 2, 2003 were $43.7 million. Capital expenditures for the remainder of Fiscal 2004 are projected to be approximately $115.0 — $120.0 million which we intend to fund with cash provided by operations and financing activities. See “Special Note Regarding Forward-Looking Information.”

Pension Plan Funded Status

The Company is a sponsor of the Morrison Restaurants Inc. Retirement Plan (the “Plan”), along with Morrison Fresh Cooking, Inc. (acquired by Piccadilly Cafeterias, Inc) and Morrison Health Care, Inc. (acquired by Compass Group, PLC). The Plan was established to provide retirement benefits for qualifying employees of Morrison Restaurants Inc. Under the Plan, participants are entitled to receive benefits based upon salary and length of service. The Plan was amended as of December 31, 1987, so that no additional benefits will accrue and no new participants will enter the Plan after that date. Certain responsibilities involving the administration of the Plan are jointly shared by each of the three companies. The sponsors are jointly and severally required to contribute such amounts as are necessary to satisfy all benefit obligations under the Plan. For the thirteen weeks ended September 2, 2003, RTI did not make any contributions due to voluntarily making an early contribution prior to Fiscal 2004 and expects to make contributions for the remainder of Fiscal 2004 of $1.2 million. To the best of our knowledge, both of the other sponsors have made all required contributions.
See Notes I and J for information regarding RTI’s divestiture guarantees and Piccadilly’s announced expectation of a bankruptcy filing in the fourth quarter of calendar 2003, respectively.

Significant Contractual Obligations and Commercial Commitments

Long-term financial obligations were as follows as of September 2, 2003 (in thousands):

		Payments Due By Period
	Total	Less than 1	1-3	3-5	More than 5
		year	years	years	years
Notes payable and other long-term
debt, including current maturities	$ 7,476	$ 551	$ 1,233	$ 1,466	$ 4,226
Unsecured senior notes
(Series A and B)	150,000				150,000
Revolving credit facility	50,000		50,000
Other operating leases, net
of sublease payments	228,033	25,385	48,422	42,907	111,319
	$ 435,509	$ 25,936	$ 99,655	$ 44,373	$ 265,545

For purposes of calculating total debt to capital, we include all of the above, including the present value of operating leases, as well as the letters of credit and franchisee loan guarantees presented below, as debt.

Commercial Commitments (in thousands):

Total at
September 2, 2003
Letters of Credit	$ 8,253
Franchisee loan guarantees	16,659
Divestiture guarantees	5,354

$30,266

See Notes F and I to the Condensed Consolidated Financial Statements for further discussion of our franchise programs and guarantees.

Borrowings and Credit Facilities

RTI has a $200.6 million revolving credit facility (the “Revolver”) which includes a $10.0 million current line (“Swing Line”) and a $30.0 million Letter of Credit sub-limit for letters of credit. At September 2, 2003, we had borrowings of $50.0 million outstanding under the Revolver. The Revolver is scheduled to mature on October 10, 2005.

During the remainder of Fiscal 2004, we expect to fund operations, capital expansion, the repurchase of common stock, and the payment of dividends from operating cash flows, the Revolver, and through operating leases. See “Special Note Regarding Forward-Looking Information.”

We have two interest rate swap agreements with notional amounts aggregating $50.0 million. These swap agreements fix the interest rate on an equivalent amount of our floating-rate obligations at rates ranging from 5.05% to 5.23%, plus applicable spreads ranging from 0.875% to 1.50%, for periods up through December 8, 2003.

New Accounting Standards and Interpretations Not Yet Adopted

The accounting standard with the most significant potential to impact RTI is FIN 46 (which is discussed in detail in Note H). As discussed in Note H, we had previously planned to early adopt FIN 46 for the first quarter of Fiscal 2004 whereby we would consolidate our franchise partnerships. Our franchise partnership program currently includes 24 franchisees (franchises in which we have a 1% or 50% ownership) which collectively operate a total of 192 Ruby Tuesday restaurants. However, we have elected not to early adopt FIN 46 this quarter due to a Staff Position issued which deferred the effective date and four recently proposed FASB Staff Positions which could alter how companies identify variable interest entities, and modify the determination of which party should consolidate them (the “primary beneficiary”). We believe the FASB Staff Positions, when approved, could potentially cause us to reach a different conclusion than that reached under the current Interpretation. However, if consolidation of all of our franchise partnerships occurred at the beginning of the second quarter of this fiscal year, we currently believe that the potential impact on our Consolidated Statement of Income for Fiscal 2004 would include a one-time charge of approximately $40.9 million (net of taxes of $7.9 million) as a result of the cumulative effect of a change in accounting principle. We anticipate no additional dilutive impact on annual earnings per share in Fiscal 2004. These conclusions are based upon our current analysis of each franchise partnership’s expected net income or loss and the related assignment of the net income or loss of the minority owners.

The following sets forth amounts of (income)/expense between RTI and the 24 franchise partnerships for the thirteen weeks ended September 2, 2003 (in thousands):

	Ruby Tuesday, Inc.	Franchise Partnerships
Royalty fees	$(3,301)	$3,301
Support service fees	(3,480)	3,480
Franchise development, license and other fees
	(225)	104	A
Interest (income)/expense	(1,064)	1,064
Equity in (earnings) of unconsolidated
franchise partnerships	(1,071)	--
A - Capitalized on the franchise partnership's financial statements. Amounts shown represent the amortization of deferred costs for the quarter ended September 2, 2003.

Furthermore, we will review our relationships with traditional franchisees under the provisions of FIN 46 when approved. Royalty and development fees, including license fees, from traditional franchises totaled $0.4 million and $0.2 million, respectively, for the thirteen weeks ended September 2, 2003.

The FASB has announced that it expects to issue modifications to FIN 46 in final form prior to the end of calendar 2003.

KNOWN EVENTS, UNCERTAINTIES AND TRENDS

Financial Strategy and Stock Repurchase Plan

Our financial strategy is to utilize a prudent amount of debt, including operating leases, to minimize the weighted average cost of capital while allowing financial flexibility and the equivalent of an investment-grade bond rating. This strategy allows us to repurchase RTI common stock at times when cash flow exceeds capital expenditures and other funding requirements. The total number of remaining shares authorized to be repurchased, as of September 2, 2003, is 5.0 million. To the extent not funded with cash from operating activities, additional repurchases may be funded by borrowings on the credit facilities.

Dividends

During Fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to RTI’s shareholders. In accordance with this policy, we paid dividends of $1.5 million during the thirteen week period ended September 2, 2003. The payment of a dividend in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future. Additionally, our credit facilities contain certain limitations on the payment of dividends. See “Special Note Regarding Forward-Looking Information.”

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

The foregoing section contains various “forward-looking statements,” which represent the Company’s expectations or beliefs concerning future events, including the following (relating to both Company-owned and franchised operations): future financial performance and unit growth, future capital expenditures, future borrowings and repayment of debt, and payment of dividends. The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from those included in the forward-looking statements, including, without limitation, the following: consumer spending trends and habits; mall-traffic trends; increased competition in the casual dining restaurant market; weather conditions in the regions in which Company-owned and franchised restaurants are operated; consumers’ acceptance of our development prototypes; laws and regulations affecting labor and employee benefit costs; costs and availability of food and beverage inventory; our ability to attract qualified managers, franchisees and team members; changes in the availability of capital; impact of adoption of new accounting standards; and general economic conditions.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk

We manage our exposure to changes in short-term interest rates, particularly to reduce the impact on debt obligations, by entering into interest rate swap agreements. These agreements are with high credit quality commercial banks. Consequently, credit risk, which is inherent in all swaps, has been minimized to a large extent. Interest expense is adjusted for the difference to be paid or received as interest rates change. During the thirteen week period ended September 2, 2003, our interest rate swaps required us to pay the banks $0.5 million because the fixed rates we paid were higher than current floating market rates. We charged these amounts to interest expense.

A hypothetical 100 basis point increase in short-term interest rates would result in only a negligible difference in annual pre-tax earnings, as all of our current floating rate debt obligations are hedged, and the fair value of our interest rate swaps, as the only two which remain expire prior to the end of calendar 2003.

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

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

        The following exhibits are filed as part of this report:

Exhibit No.

99.1	Agreement regarding Purchase Price Adjustment for Specialty Restaurant Group, LLC dated as of September 17, 2003 between Ruby Tuesday, Inc. and Specialty Restaurant Group, LLC.

99.2	First Amendment, dated as of September 17, 2003, to Option Agreement between Ruby Tuesday, Inc. and Specialty Restaurant Group, LLC.

99.3	Third Amendment, dated as of September 18, 2003, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan.

31.1	Certification of Samuel E. Beall, III, Chairman of the Board and Chief Executive Officer.

31.2	Certification of Marguerite N. Duffy, Senior Vice President, Chief Financial Officer.

32.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K

We furnished a Current Report on Form 8-K on July 9, 2003, which included our press release announcing our financial results for the quarter and fiscal year ended June 3, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUBY TUESDAY, INC.
(Registrant)

Date: October 13, 2003	BY: /S/ MARGUERITE N. DUFFY —————————————— Marguerite N. Duffy Senior Vice President and Chief Financial Officer