Form 10-Q
period 2003-12-02
RUBY TUESDAY INC
filed 2004-01-16
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  December 2, 2003

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

65,914,988

        (Number of shares of common stock, $0.01 par value, outstanding as of January 16, 2004)

   RUBY TUESDAY, INC

   INDEX

Page
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
DECEMBER 2, 2003 AND JUNE 3, 2003	3
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED
DECEMBER 2, 2003 AND DECEMBER 3, 2002	4
CONDENSED CONSOLIDATED STATEMENTS OF CASH
FLOWS FOR THE TWENTY-SIX WEEKS
ENDED DECEMBER 2, 2003 AND DECEMBER 3, 2002	5
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS	6-11
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS	12-21
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK	22
ITEM 4. CONTROLS AND PROCEDURES	22
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	23
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS	23
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	24
SIGNATURES	24

   PART I — FINANCIAL INFORMATION
ITEM 1

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)

	DECEMBER 2, 2003	JUNE 3, 2003
		(NOTE A)

Assets
Current assets:
Cash and short-term investments	$ 19,770	$ 8,662
Accounts and notes receivable	11,593	10,509
Inventories:
Merchandise	9,179	7,315
China, silver and supplies	5,491	4,885
Income tax receivable	7,790	2,485
Prepaid rent and other expenses	8,421	8,235
Deferred income taxes	3,830	3,155
Assets held for sale	3,306	5,217
Total current assets	69,380	50,463
Property and equipment	963,915	897,937
Less accumulated depreciation and amortization	(255,414)	(237,040)
	708,501	660,897
Goodwill	7,845	7,845
Notes receivable, net	36,163	39,827
Other assets	57,178	46,035
Total assets	$ 879,067	$ 805,067

Liabilities & shareholders' equity
Current liabilities:
Accounts payable	$ 34,851	$ 22,949
Accrued liabilities:
Taxes, other than income taxes	9,587	10,154
Payroll and related costs	19,088	22,972
Insurance	7,694	6,726
Rent and other	15,995	17,950
Current portion of long-term debt	553	570
Total current liabilities	87,768	81,321
Long-term debt	201,782	207,064
Deferred income taxes	35,811	32,627
Deferred escalating minimum rent	9,342	8,958
Other deferred liabilities	64,186	60,569
Total liabilities	398,889	390,539
Shareholders' equity:
Common stock, $0.01 par value;(authorized 100,000
shares; issued 65,712 @ 12/2/03; 64,404 @ 6/3/03)	657	644
Capital in excess of par value	32,022	10,456
Retained earnings	456,606	411,510
Deferred compensation liability payable in
Company stock	5,015	5,000
Company stock held by Deferred Compensation Plan	(5,015)	(5,000)
Accumulated other comprehensive loss	(9,107)	(8,082)
	480,178	414,528
Total liabilities & shareholders' equity	$ 879,067	$ 805,067

The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER-SHARE DATA)

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	DECEMBER 2, 2003	DECEMBER 3, 2002	DECEMBER 2, 2003	DECEMBER 3, 2002

Revenues:
Restaurant sales and operating revenue	$ 240,966	$ 208,054	$ 486,740	$ 426,767
Franchise revenues	4,038	3,449	8,116	7,248
	245,004	211,503	494,856	434,015
Operating costs and expenses:
Cost of merchandise	62,255	55,448	125,596	114,313
Payroll and related costs	77,890	70,825	155,578	145,264
Other restaurant operating costs	41,368	35,474	82,822	73,925
Depreciation and amortization	13,315	11,604	26,202	21,603
Selling, general and administrative,
net of support service fee income
for the thirteen and twenty-six week
periods totaling $4,126 and $8,216 in
fiscal 2004, and $2,829 and $6,463 in
fiscal 2003, respectively	15,036	10,497	31,116	21,361
Equity in (earnings) of unconsolidated
franchises	(198)	(311)	(1,269)	(876)
Interest expense, net	1,165	997	2,515	491
	210,831	184,534	422,560	376,081
Income before income taxes	34,173	26,969	72,296	57,934
Provision for income taxes	12,131	9,384	25,741	20,160
Net income	$ 22,042	$ 17,585	$ 46,555	$ 37,774

Earnings per share:
Basic	$ 0.34	$ 0.27	$ 0.72	$ 0.59

Diluted	$ 0.33	$ 0.27	$ 0.70	$ 0.58

Weighted average shares:
Basic	65,243	63,870	65,026	63,844

Diluted	66,884	64,899	66,527	65,000

Cash dividends declared per share	––	––	2.25 ¢	2.25 ¢

The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	TWENTY-SIX WEEKS ENDED
	DECEMBER 2, 2003	DECEMBER 3, 2002
Operating activities:
Net income	$ 46,555	$ 37,774
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	26,202	21,603
Amortization of intangibles	56	63
Deferred income taxes	3,321	6,791
Loss on impairment and disposition
of assets	316	508
Loss on derivatives	2	122
Equity in (earnings) of unconsolidated franchises	(1,269)	(876)
Other	51	111
Changes in operating assets and liabilities:
Receivables	2,581	946
Inventories	(2,470)	(2,506)
Income taxes	(5,446)	3,721
Prepaid and other assets	93	1,076
Accounts payable,
accrued and other liabilities	9,035	(8,683)
Net cash provided by operating activities	79,027	60,650
Investing activities:
Purchases of property and equipment	(75,624)	(79,042)
Proceeds from disposal of assets	3,304	1,583
Distributions received from unconsolidated
franchises	900	––
Acquisition of an additional 49% interest in
unconsolidated franchises	(2,000)	(2,000)
Payoff of company-owned life insurance policy loans	(5,884)	––
Other, net	(3,385)	(302)
Net cash used by investing activities	(82,689)	(79,761)
Financing activities:
Proceeds from long-term debt	––	2,451
Principal payments on long-term debt	(5,299)	(286)
Proceeds from issuance of stock, including
treasury stock	21,528	3,774
Stock repurchases	––	(11,681)
Dividends paid	(1,459)	(1,432)
Net cash provided/(used) by financing activities	14,770	(7,174)
Increase/(decrease) in cash and
short-term investments	11,108	(26,285)
Cash and short-term investments:
Beginning of year	8,662	32,699
End of quarter	$ 19,770	$ 6,414

Supplemental disclosure of cash flow information-
Cash paid for:
Interest (net of amount capitalized)	$ 5,362	$ 4,183
Income taxes, net	$ 20,107	$ 7,072
Significant non-cash investing and financing
activity-
Acquisition of property and equipment through
refinancing of bank-financed operating
lease obligations with bank debt	––	$ 209,673

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — BASIS OF PRESENTATION

Ruby Tuesday, Inc. (the “Company,” “RTI”) owns and operates Ruby Tuesday® casual dining restaurants. We also franchise the Ruby Tuesday concept in selected domestic and international markets. The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six week periods ended December 2, 2003 are not necessarily indicative of results that may be expected for the year ending June 1, 2004.

The condensed consolidated balance sheet at June 3, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income.

For further information, refer to the consolidated financial statements and footnotes thereto included in Ruby Tuesday, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 3, 2003.

NOTE B — EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. The computation of diluted earnings per share gives effect to options outstanding during the applicable periods. The effect of stock options increased the diluted weighted average shares outstanding by approximately 1.6 million and 1.0 million for the thirteen weeks ended December 2, 2003 and December 3, 2002, respectively, and approximately 1.5 million and 1.2 million for the twenty-six weeks ended December 2, 2003 and December 3, 2002, respectively.

Stock options with an exercise price greater than the average market price of our common stock do not impact the computation of diluted earnings per share. For the thirteen and twenty-six weeks ended December 2, 2003, the amount of these options was negligible. For the thirteen and twenty-six weeks ended December 3, 2002, there were 3.8 million and 2.0 million unexercised options, respectively, that did not impact the computation of diluted earnings per share.

NOTE C – STOCK-BASED EMPLOYEE COMPENSATION

We have adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), but elected to continue following the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. We grant stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Accordingly, no stock-based employee compensation cost is reflected in net income. Had compensation expense for our stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), our net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per-share data):

Thirteen weeks ended
	December 2, 2003	December 3, 2002
Net income, as reported	$ 22,042	$ 17,585
Less: Stock-based employee compensation
expense determined under fair value based
method for all awards, net of income tax expense	2,162	2,278
Pro forma net income	$ 19,880	$ 15,307

Basic earnings per share:
As reported	$ 0.34	$ 0.27
Pro forma	$ 0.30	$ 0.24
Diluted earnings per share:
As reported	$ 0.33	$ 0.27
Pro forma	$ 0.30	$ 0.23

Twenty-six weeks ended
	December 2, 2003	December 3, 2002
Net income, as reported	$ 46,555	$ 37,774
Less: Stock-based employee compensation
expense determined under fair value based
method for all awards, net of income tax expense	4,633	4,812
Pro forma net income	$ 41,922	$ 32,962

Basic earnings per share:
As reported	$ 0.72	$ 0.59
Pro forma	$ 0.64	$ 0.52
Diluted earnings per share:
As reported	$ 0.70	$ 0.58
Pro forma	$ 0.64	$ 0.51

NOTE D – ALLOWANCE FOR DOUBTFUL NOTES

Amounts reflected for long-term notes receivable at December 2, 2003 and June 3, 2003 are net of a $5.7 million allowance for doubtful notes.

NOTE E — OTHER DEFERRED LIABILITIES

Other deferred liabilities at December 2, 2003 and June 3, 2003 included $19.8 million and $17.1 million, respectively, for the liability due to participants in our Deferred Compensation Plan and $16.1 million and $14.5 million, respectively, for the liability due to participants of the Company’s Executive Supplemental Pension Plan.

NOTE F – FRANCHISE PROGRAMS

During the first quarter of this fiscal year, RTI acquired an additional 49% equity interest in four franchise partnerships for $0.5 million each, pursuant to the terms of the Limited Liability Company Operating Agreements, bringing the Company’s equity interest in these franchise partnerships to 50%. We currently hold a 50% equity interest in each of thirteen franchise partnerships which collectively operate 129 Ruby Tuesday restaurants. We apply the equity method of accounting to all 50%-owned franchise partnerships.

As part of our domestic franchise partnership program, we have negotiated with various lenders a $48.0 million credit facility to assist our franchise partnerships with working capital needs and cash flows for operations. As sponsor of the credit facility, we serve as partial guarantor of the draws made on the revolving line-of-credit. See Note I to the Condensed Consolidated Financial Statements for further discussion of this and our other guarantees.

NOTE G — COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”) requires the disclosure of certain revenues, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America. Total comprehensive income for the thirteen and twenty-six weeks ended December 2, 2003 and December 3, 2002 are as follows (in thousands):

	Thirteen weeks ended
	December 2, 2003	December 3, 2002
Net income	$ 22,042	$ 17,585
Other comprehensive income:
Unrecognized gain/(loss) on interest rate swaps:
Change in current period market value	10	(108)
Losses reclassified into the condensed consolidated
statement of income, net of tax	304	672
Unrecognized loss on liability due participants
of Morrison Fresh Cooking, Inc. retirement
plans, net of tax – See Note I	(1,645)	––
Total comprehensive income	$ 20,711	$ 18,149

	Twenty-six weeks ended
	December 2, 2003	December 3, 2002
Net income	$ 46,555	$ 37,774
Other comprehensive income:
Unrecognized gain/(loss) on interest rate swaps:
Change in year-to-date market value	20	(712)
Losses reclassified into the condensed consolidated
statement of income, net of tax	600	1,331
Unrecognized loss on liability due participants
of Morrison Fresh Cooking, Inc. retirement
plans, net of tax – See Note I	(1,645)	––
Total comprehensive income	$ 45,530	$ 38,393

NOTE H – IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted SFAS 143 during the first quarter of this fiscal year. Adoption of this new accounting standard did not materially impact our consolidated financial statements.

In December 2003, the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R” or the “Interpretation”). FIN 46R clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R requires the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.

Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for public companies, to the end of the first reporting period ending after March 15, 2004, except that all public companies must at a minimum apply the unmodified provisions of the Interpretation to entities that were previously considered “special-purpose entities” in practice and under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. Under these guidelines, we will adopt FIN 46R as of the last day of Fiscal 2004.

FIN 46R added several new scope exceptions, including one which states that companies are not required to apply the modified Interpretation to an entity that meets the criteria to be considered a “business” as defined in the Interpretation unless one or more of four named conditions exist.

As of December 2, 2003, we are the franchisor of 198 franchise partnership restaurants and 38 traditional (domestic and international) franchise restaurants. While we have not completed all of the analysis necessary for a determination as to whether consolidation of any franchise entity will be required under FIN 46R, we believe that it is likely that all of our traditional franchisees will meet the definition of a “business”, will therefore not be subject to the Interpretation due to the new “business scope” exception, and thus will not be consolidated. The following information regarding our franchise partnership program is provided because it is reasonably possible that we will be required to consolidate or disclose additional information about the franchise partnership limited liability companies and limited partnerships upon adoption of FIN 46R. It is also reasonably possible that some or all of the franchise partnerships will not be consolidated because (a) they meet the definition of a “business” and therefore are not subject to FIN 46R or (b) it is determined that (1) the franchise partnerships are not VIEs, or (2) RTI is not the primary beneficiary of one or more of the franchise partnerships.

The franchise partnership program currently includes 24 franchisees. We hold a 50% ownership interest in each of 13 franchise partnerships which collectively operated 129 Ruby Tuesday restaurants as of December 2, 2003. As of the same date, we held a 1% interest in the remaining 11 franchise partnerships, which collectively operated 69 restaurants. For the thirteen and twenty-six weeks ended December 2, 2003, sales at franchise partnership Ruby Tuesday restaurants totaled $92.8 million and $186.2 million, respectively. If consolidation of all of the franchise partnership entities is required at the end of our fourth fiscal quarter, we currently believe that a one-time charge of approximately $39-$41 million (net of taxes totaling $7-$9 million) would be recorded in our Consolidated Statement of Income for fiscal 2004 as a result of the cumulative effect of a change in accounting principle. This conclusion is based upon our current analysis of each franchise partnership entity’s expected net income or loss and the related assignment of the net income or loss to the minority owners.

The following table sets forth amounts of income recognized by RTI from the franchise partnerships for the thirteen and twenty-six weeks ended December 2, 2003 (in thousands):

	December 2, 2003
	Thirteen Weeks Ended	Twenty-Six Weeks Ended
Royalty fees	$ (3,037)	$ (6,338)
Support service fees	(3,181)	(6,661)
Franchise development, license and other fees	(183)	(408)
Interest income	(1,049)	(2,113)
Equity in (earnings) of unconsolidated
franchise partnerships	(198)	(1,269)

Franchise partnerships owed RTI $2.3 million and $42.5 million for accounts and notes receivable, respectively, as of December 2, 2003. The accounts receivable amount represents the current amount due from franchise partnership entities for royalties and support service fees. See Note I for discussion of RTI’s guarantees of franchise partnership debt.

NOTE I — GUARANTEES

At December 2, 2003, we had certain third-party guarantees, which primarily arose in connection with our franchising and divestiture activities. The majority of these guarantees expire through fiscal 2013. Generally, we are required to perform under these guarantees in the event that a third-party fails to make contractual payments or achieve performance measures.

Franchise Guarantees

As part of the franchise partnership program, we have negotiated with various lenders a $48.0 million credit facility, renewed on October 7, 2003, to assist the franchise partnerships with working capital needs and cash flows for operations. As sponsor of the credit facility, we serve as partial guarantor of the draws made on this revolving line-of-credit. The renewal extended the termination date until October 5, 2006 and reduces the term of individual franchise partnership loan commitments from 24 to 12 months. The renewal further allows RTI to increase the amount of the facility by up to $25 million (to a total of $73 million) or, if desired, to reduce the amount of the facility. Other changes to the facility contained in the renewal were not significant.

RTI also has an arrangement with a different third party whereby we may choose, in our sole discretion, to partially guarantee (up to $10.0 million in total) specific loans for new franchisee restaurant development. Should payments be required under this guaranty, RTI has certain rights to acquire the operating restaurants after the third party debt is paid.

As of December 2, 2003, the amounts guaranteed under these two facilities were $17.2 million and $1.2 million, respectively. Unless extended, guarantees under these programs expire at various dates from January 2004 and September 2012, respectively. To the best of our knowledge, all of the franchise partnerships are current in the payment of their obligations due under these credit facilities. We have recorded a liability totaling $0.2 million related to the $5.4 million of these guarantees which originated or were modified after the effective date of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This amount was determined based on amounts to be received from the franchisees as consideration for the guarantees. We believe these amounts approximate the fair value of the guarantees.

Divestiture Guarantees

During fiscal 1996, our shareholders approved the distribution (the “Distribution”) of our family dining restaurant business, then called Morrison Fresh Cooking, Inc. (“MFC”), and our health care food and nutrition services business, then called Morrison Health Care, Inc. (“MHC”). Subsequently, Piccadilly Cafeterias, Inc. (“Piccadilly”) acquired MFC and Compass Group, PLC (“Compass”) acquired MHC. Prior to the Distribution, we entered into various guaranty agreements with both MFC and MHC, most of which have expired. We do remain contingently liable (a) for payments due to MFC and MHC employees retiring under (1) two non-qualified defined benefit plans based upon the level of benefits due those participants as of March 1996, and (2) for funding obligations under one qualified plan, and (b) for payments due on certain open worker’s compensation and general liability claims. Should any payments be required under these guarantees, RTI would split the amounts due equally with the other non-defaulting entity (MFC or MHC).

On October 29, 2003, Piccadilly announced that it had signed an agreement to sell substantially all of its assets, including its restaurant operations, to a third party for $54 million. In order to implement the sale, Piccadilly filed for Chapter 11 protection in the United States Bankruptcy Court in Fort Lauderdale, Florida that same day. The sale of Piccadilly’s assets is subject to the approval of the Bankruptcy Court.

In December 2003, the Bankruptcy Court entered an order approving the bid procedures and the form of purchase agreement, and set a hearing to consider approval of a sale of substantially all of Piccadilly’s assets on February 13, 2004. If qualified bids for Piccadilly’s assets are received from more than one bidder, an auction will be conducted on February 11, 2004. The outcome of that auction, if it occurs, could have an effect on the amount of the liabilities to be absorbed by RTI and MHC as part of the above divestiture guarantees as more money may be available for Piccadilly’s unsecured creditors.

During our second quarter, we recorded a liability of $2.7 million for the retirement plans’ divestiture guarantees, comprised of $1.7 million related to the qualified plan and $1.0 million for the two non-qualified plans. These amounts were determined in consultation with the plans’ actuary, however, our ultimate liability may be higher or lower based on various factors, including the possibility of funds being available to Piccadilly’s unsecured creditors following the auction referenced above.

As noted above, we, along with MHC, are also contingently liable for certain worker’s compensation and general liability claims. Additionally, we, along with MHC, may be liable for payments due to certain pre-Distribution lessors of MFC. The actual amount of this and the other contingent liabilities, and any loss to be recorded by RTI, will depend on several factors including, without limitation, the current status of MFC’s pre-Distribution leased properties, the current employment and benefit status of MFC’s pre-Distribution employees, whether or not Piccadilly fails to make these required payments when due, Piccadilly’s ultimate success in finding a suitable buyer for its operating assets, and whether MHC makes any contributing payments it may be required to make. Although the amount of these contingent liabilities cannot be determined at this time, we believe that such liability will not have a material adverse effect on our operations, financial condition or liquidity.

We estimated our divestiture guarantees related to MHC at December 2, 2003 to be $5.0 million for employee benefit plans and $0.2 million for the worker’s compensation and general liability claims. In addition, we remain contingently liable for the portion of MFC’s employee benefit plan and worker’s compensation obligations and general liability claims for which MHC is currently responsible under the divestiture guarantee agreements.

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

The following is an overview of the thirteen and twenty-six week periods ended December 2, 2003.

Net income increased 25% to $22.0 million, or $0.33 per share, for the thirteen weeks ended December 2, 2003 compared to $17.6 million, or $0.27 per share, for the same quarter of the previous year.

During the thirteen weeks ended December 2, 2003:

  seventeen Company-owned Ruby Tuesday restaurants were opened and none were closed; and
  thirteen franchise restaurants were opened (including seven traditional franchise units) and none were closed.

Net income increased 23% to $46.6 million, or $0.70 per share, for the twenty-six weeks ended December 2, 2003 compared to $37.8 million, or $0.58 per share, for the same period in fiscal 2003.

Results of Operations:

The following table sets forth selected restaurant operating data as a percentage of total revenues, except where otherwise noted, for the periods indicated. All information is derived from our condensed consolidated financial statements included in this Form 10-Q.

	Twenty-six weeks ended
	December 2, 2003	December 3, 2002
Revenues:
Company restaurant sales	98.4%	98.3%
Franchise revenues	1.6	1.7
Total revenues	100.0	100.0
Operating costs and expenses:
Cost of merchandise (1)	25.8	26.8
Payroll and related costs (1)	32.0	34.0
Other restaurant operating costs (1)	17.0	17.3
Depreciation and amortization (1)	5.4	5.1
Selling, general and administrative, net	6.3	4.9
Equity in (earnings) of unconsoli-
dated franchises	(0.3)	(0.2)
Interest expense, net	0.5	0.1
Income before income taxes	14.6	13.3
Provision for income taxes	5.2	4.6
Net income	9.4%	8.7%

(1)     As a percentage of Company restaurant sales.

The following table shows year-to-date Company-owned and franchised restaurant openings and closings, and total restaurants as of the end of the second quarter.

	Year-to-date		Year-to-date		Total Open at End
	Openings		Closings		of Second Quarter
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2004	2003	2004	2003	2004	2003
Company-owned	28	29	2	5	466	421
Franchise partnership	10	6	1	2	198	187
Traditional domestic and
international franchise	10	3	0	0	38	19

We estimate that approximately 22 additional Company-owned Ruby Tuesday restaurants will be opened during the remainder of fiscal 2004. See the Liquidity and Capital Resources section of this MD&A for a discussion of how we expect to finance the development of these new restaurants as well as the restaurants we expect to open in a subsequent fiscal year.

We expect the franchise partnerships and traditional franchisees (international and domestic) to open approximately 10 to 12 and two to four Ruby Tuesday restaurants, respectively, during the remainder of fiscal 2004.

Revenues

RTI’s restaurant sales for the thirteen weeks ended December 2, 2003 increased $32.9 million (15.8%) to $241.0 million compared to the same period of the prior year. This increase primarily resulted from a net addition of 45 units (a 10.7% increase) over the prior year as well as a 3.9% increase in same store sales. We believe that the improvement in our same store sales results from several initiatives, primarily our new “DSSP” (Director of Sales and Service Partner) program, under which we have increased our operational intensity/focus by reducing the number of restaurants each director supervises from nine-ten to four-five. Without the DSSP program we believe we would not have been able to implement the number of initiatives we have nearly as quickly. The DSSP program also helped in more effectively enforcing our standards. Our “curb-side to-goSM” initiative was completed at all of our restaurants during the quarter. “To-go” represented 4.5% of our restaurant sales during the quarter and continues to grow and drive incremental business. Franchise revenues totaled $4.0 million for the thirteen weeks ended December 2, 2003 compared to $3.4 million for the same period in the prior year. Franchise revenues are predominately comprised of domestic and international royalties, which totaled $3.5 million and $3.2 million for the thirteen-week periods ended December 2, 2003 and December 3, 2002, respectively.

For the twenty-six weeks ended December 2, 2003, sales at Company-owned restaurants increased $60.0 million (14.1%) to $486.7 million. This increase primarily resulted from that same net addition of 45 units (10.7%) along with a 1.8% increase in same store sales for the twenty-six week period ended December 2, 2003. For the twenty-six week period ended December 2, 2003, franchise revenues were $8.1 million, compared to $7.2 million for the same period in the prior year. Domestic and international royalties totaled $7.2 million and $6.6 million for the twenty-six week periods ending December 2, 2003 and December 3, 2002, respectively.

Pre-tax Income

Pre-tax income increased by $7.2 million to $34.2 million (a 26.7% increase) for the thirteen weeks ended December 2, 2003, over the corresponding period of the prior year. This increase is primarily due to positive same store sales, the increases in the number of units and franchise revenues along with a reduction, as a percentage of Company restaurant sales or total revenue, as appropriate, of cost of merchandise, payroll and related costs, and deprecation offset by higher selling, general and administrative expenses.

For the twenty-six week period ended December 2, 2003, pre-tax income was $72.3 million, a $14.4 million (24.8%) increase over the corresponding period of the prior year. The increase was due to increases in same store sales, unit growth and franchise revenues, increased income from our equity in earnings of unconsolidated franchises, and a reduction, as a percentage of Company restaurant sales or total revenue, as appropriate, of cost of merchandise, payroll and related costs, and other restaurant operating costs offset by increased selling, general and administrative expenses, depreciation and interest expense.

In the paragraphs which follow we discuss in more detail the components of the increase in pre-tax income for the thirteen and twenty-six week periods ended December 2, 2003.

Cost of Merchandise

Cost of merchandise increased $6.8 million (12.3%) to $62.3 million for the thirteen weeks ended December 2, 2003 over the corresponding period of the prior year. As a percentage of Company restaurant sales, cost of merchandise decreased from 26.7% to 25.8% for the thirteen weeks ended December 2, 2003.

For the twenty-six week period ended December 2, 2003, cost of merchandise increased $11.3 million (9.9%) to $125.6 million over the corresponding period of the prior year. As a percentage of Company restaurant sales, the cost of merchandise decreased from 26.8% to 25.8% for the 26 weeks ended December 2, 2003.

The decreases for both the thirteen and twenty-six week periods as a percentage of Company restaurant sales are primarily due to the decline in food costs associated with the introduction of our spring menu in March 2003 along with increased volume discounts.

Payroll and Related Costs

Payroll and related costs increased $7.1 million (10.0%) for the thirteen weeks ended December 2, 2003, as compared to the corresponding period in the prior year. As a percentage of Company restaurant sales, payroll and related costs decreased from 34.0% to 32.3%.

For the twenty-six week period ended December 2, 2003, payroll and related costs increased $10.3 million (7.1%) as compared to the corresponding period in the prior year. As a percentage of Company restaurant sales, these expenses decreased from 34.0% to 32.0%.

The decreases for both the thirteen and twenty-six week periods as a percentage of Company restaurant sales are primarily due to higher expenditures in the prior year for training in association with a new service initiative along with labor efficiencies achieved from certain new spring menu items which utilize more pre-cut merchandise thus alleviating the need for certain preparation labor. This decrease is offset by increased labor in the current year as a part of our focus on the “to-go” initiative.

Other Restaurant Operating Costs

Other restaurant operating costs increased $5.9 million (16.6%) for the thirteen week period ended December 3, 2003, as compared to the corresponding period in the prior year. As a percentage of Company restaurant sales, these costs increased slightly from 17.1% to 17.2%. The increase for the thirteen week period was primarily due to an increase in repairs and maintenance resulting from our intense focus on our facilities program which constantly addresses the image of our restaurants.

For the twenty-six week period ended December 3, 2003, other restaurant operating costs increased $8.9 million (12.0%) as compared to the corresponding period in the prior year. As a percentage of Company restaurant sales, these costs decreased from 17.3% to 17.0% primarily due to decreased rent expense which resulted from the July 26, 2002 refinancing of our bank-financed operating leases, offset by an increase in repairs and maintenance as noted above.

Depreciation and Amortization

Depreciation and amortization increased $1.7 million (14.7%) for the thirteen-week period ended December 2, 2003 as compared to the corresponding period in the prior year. As a percentage of Company restaurant sales, these expenses decreased from 5.6% to 5.5% primarily as a result of higher average unit volumes.

For the twenty-six week period ended December 2, 2003, depreciation and amortization expense increased $4.6 million (21.3%) as compared to the corresponding period in the prior year. As a percentage of Company restaurant sales, these expenses increased from 5.1% to 5.4% due to the refinancing of our bank-financed operating leases discussed in “Other Restaurant Operating Costs” above.

Selling, General and Administrative Expenses, Net

Selling, general and administrative expenses, net of support service fee income, increased $4.5 million (43.2%) for the thirteen-week period ended December 2, 2003 as compared to the corresponding period in the prior year. As a percentage of total operating revenues, these expenses increased from 5.0% to 6.1%. This increase is primarily due to marketing costs related to the “To-go” and “Ruby Tuesday Smart EatingSM” campaigns, increased management labor due to the addition of approximately 50 DSSPs, as discussed in “Revenues” above, and increased printing and stationery expenses related to the curbside training manuals and “to-go” menus, signs and coasters. Offsetting these expenses were increased support service fees from franchisees and others.

Selling, general and administrative expenses, net of support service fee income, increased $9.8 million (45.7%) for the twenty-six week period ended December 2, 2003 as compared to the corresponding period in the prior year. As a percentage of total operating revenues, these expenses increased from 4.9% to 6.3%. The increase is primarily due to the factors mentioned above and advertising costs for the production of television commercials used for media testing during the first quarter of fiscal 2004.

Equity in Earnings of Unconsolidated Franchises

Our equity in the earnings of unconsolidated franchises decreased $0.1 million for the thirteen weeks ended December 2, 2003, as compared to the corresponding period in the prior year, primarily because the 50%-owned franchise partnerships incurred pre-opening costs on seven more new restaurants in the current year than in the prior year (three of which opened shortly after quarter end). For the twenty-six week period ended December 2, 2003, equity in earnings of unconsolidated franchises increased $0.4 million as compared to the corresponding period of the prior year, primarily due to earnings recorded from additional investments that were made in four franchise partnerships in the first quarter of fiscal 2004, coupled with increased earnings attributable to the other 50%-owned franchise partnerships. As of December 2, 2003, we held 50% equity investments in each of thirteen franchise partnership entities operating (collectively) 129 Ruby Tuesday restaurants. As of December 3, 2002, we held 50% equity investments in nine franchise partnership entities operating (collectively) 91 Ruby Tuesday restaurants.

Interest Expense, Net

Net interest expense increased $0.2 million and $2.0 million for the thirteen and twenty-six week periods ended December 2, 2003, respectively, as compared to the corresponding periods of the prior year. These increases resulted primarily from the refinancing of the bank-financed operating leases during the first quarter of the prior fiscal year. See “Borrowings and Credit Facilities” for more information.

Provision for Income Taxes

The effective tax rate for the current quarter was 35.5%, up from 34.8% for the corresponding period of the prior year. The effective tax rate was 35.6% for the twenty-six week period ended December 2, 2003 compared to 34.8% for the corresponding period of the prior year. The increase in the effective rate primarily resulted from an increase in state taxes due to newly enacted state legislation.

Critical Accounting Policies

Our reported results are impacted by the application of certain accounting policies that require us to make subjective or complex judgments. These judgments involve the making of estimates concerning the effects of matters that are inherently uncertain and may significantly affect our reported financial condition and results of operations should actual results differ from our estimates. On a regular basis, members of our senior management have discussed the development and selection of our critical accounting estimates, and our disclosure regarding them, with the Audit Committee of our Board of Directors.

We base our estimates on historical experience and other assumptions that we believe to be relevant in the circumstances, and continually evaluate the information used to make these estimates as our business and the economic environment changes. We caution that future events rarely occur exactly as expected, and even the best estimates normally require adjustment. We believe that our most significant accounting policies require:

  estimation of future cash flows used to determine the recoverability of long-lived assets' values;
  estimation of appropriate allowances for doubtful notes and interest income;
  estimation, using actuarially determined methods, of self-insured losses under our worker's compensation and general liability insurance programs; and
  estimation of our income tax valuation allowances and other tax accruals.

Impairment of Long-Lived Assets

Each quarter we evaluate the carrying value of individual restaurants when the cash flows of such restaurant have deteriorated and we believe the probability of continued operating and cash flow losses indicate that the net book value of the restaurant may not be recoverable. In performing the review for recoverability, we consider the future cash flows expected to result from the use of the restaurant and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the restaurant, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. In the instance of a potential sale of the restaurant to a franchisee (a “refranchising” transaction), the expected purchase price is used as the estimate of fair value.

Restaurants open less than five quarters are considered new and are excluded from our impairment review. We believe this provides sufficient time to establish the presence of the restaurant in the market and build a customer base. Approximately 14% of our restaurants have been open less than five quarters and have not been evaluated for potential impairments.

If a restaurant that has been open at least five quarters shows negative cash flow results, we prepare a plan to reverse the negative performance. Under our policies, recurring or projected annual negative cash flow signals a potential impairment. Both qualitative and quantitative information are considered when evaluating for potential impairments. The amount of impairment loss recognized is based on the difference between discounted projected cash flows (in the case of some negative cash flow restaurants only salvage value is used) and the current net book value. Of the 466 Company-owned Ruby Tuesday restaurants open at December 2, 2003, we reviewed the plans to reverse negative cash flows at the three restaurants projected to have negative cash flows for Fiscal 2004. These three units had a combined net book value of $1.1 million. Based upon this review, we concluded that no impairment existed at December 2, 2003.

Allowance for Doubtful Notes and Interest Income

We follow a systematic methodology each quarter in our analysis of franchise and other notes receivable in order to estimate losses inherent at the balance sheet date. A detailed analysis of our loan portfolio involves reviewing the following for each significant borrower:

  terms (including interest rate, original note date, payoff date, and principal and interest start dates);
  note amounts (including the original balance, current balance, associated debt guarantees, and total exposure); and
  other relevant information including whether the borrower is making timely interest, principal, royalty and support payments, borrower’s debt coverage ratios, borrower’s current financial condition and sales trends, borrower’s additional borrowing capacity, and, as appropriate, management’s judgment on the quality of the borrower’s operations.

Based on the results of this analysis, the allowance for doubtful notes is adjusted as appropriate. No portion of the allowance for doubtful notes is allocated to guarantees. In the event that collection is deemed to be an issue, a number of actions to resolve the issue are possible, including the purchase of the franchised restaurants by us or a replacement franchisee, modification to the terms of payment of franchise fees or note obligations, or a restructuring of the borrower’s debt to better position the borrower to fulfill its obligations.

At December 2, 2003 the allowance for doubtful notes was $5.7 million, of which $0.4 million was assigned to notes not franchise related.

We recognize interest income on notes receivable when earned which sometimes precedes collection. A number of our franchise notes have, since the inception of these notes, allowed for the deferral of interest during the first one to three years. It is our policy to cease accruing interest income and recognize interest on a cash basis when we determine that the collection of interest or principal is doubtful. The same analysis noted above for doubtful notes is utilized in determining whether to cease recognizing accrued interest income and thereafter record interest payments on the cash basis.

Estimated Liability for Self-insurance

We self-insure a portion of our current and past losses from workers’ compensation and general liability claims. We have stop loss insurance for individual claims for workers’ compensation and general liability in excess of stated loss amounts. Insurance liabilities are recorded based on independent actuarial estimates of the ultimate incurred losses. The actuary, in determining the estimated liability, bases the assumptions on the average historical losses of actual incurred claims.

Other information considered by the actuary in estimating the liability include, without limitation, (a) development trends of those historical losses, (b) accuracy of historical data, (c) the reasonability of insurance trend factors as applied to the company, and (d) projected payrolls and revenues. As claims develop, the actual incurred losses may be better or worse than the actuary’s estimate. In those cases, we modify the accrual accordingly.

Income Tax Valuation Allowances and Tax Accruals

As disclosed in our periodic filings, we record deferred tax assets for various items. As of December 2, 2003, we have concluded that it is more likely than not the future tax deductions attributable to our deferred tax assets will be realized and therefore no valuation allowance has been provided.

As a matter of course, we are regularly audited by federal and state tax authorities. We record appropriate accruals for potential exposures should a taxing authority take a position on a matter contrary to our position. We evaluate these accruals including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events that may impact our ultimate tax liability.

Liquidity and Capital Resources

We require capital principally for new restaurant development, equipment replacement, remodeling of existing restaurants, investments in technology and the repurchase of our common shares. Historically our primary sources of cash have been operating activities, proceeds from refranchising transactions, and the issuance of stock. We have capacity in our bank facilities to meet our capital needs, if necessary.

Capital Expenditures

Property and equipment expenditures for the twenty-six weeks ended December 2, 2003 were $75.6 million which is $3.4 million less than cash provided by operating activities for the same period. Capital expenditures, primarily relating to new unit development, for the remainder of fiscal 2004 are projected to be approximately $80.0 — $85.0 million, which is $20.0 — $22.0 million less than projected cash provided by operating activities for the same period. To the extent capital expenditures have exceeded cash flow from operating activities, we have historically relied on cash provided by financing activities to fund our capital expenditures. See “Special Note Regarding Forward-Looking Information.”

Pension Plan Funded Status

RTI is a sponsor of the Morrison Restaurants Inc. Retirement Plan (the “Plan”), along with the two companies that were “spun-off” as a result of the fiscal 1996 “spin-off” transaction: Morrison Fresh Cooking, Inc. (“MFC”) (subsequently acquired by Piccadilly Cafeterias, Inc., or “Piccadilly”) and Morrison Health Care, Inc. (“MHC”) (subsequently acquired by Compass Group, PLC, or “Compass”). The Plan was established to provide retirement benefits to qualifying employees of Morrison Restaurants Inc. Under the Plan, participants are entitled to receive benefits based upon salary and length of service. The Plan was amended as of December 31, 1987, so that no additional benefits will accrue and no new participants will enter the Plan after that date. Certain responsibilities involving the administration of the Plan are jointly shared by each of the three companies. The sponsors are jointly and severally required to contribute such amounts as are necessary to satisfy all benefit obligations under the Plan. For the twenty-six weeks ended December 2, 2003, RTI made contributions to the Plan totaling $0.4 million. We expect to make contributions for the remainder of fiscal 2004 totaling $0.7 million for RTI employees and $0.6 million for the employees of MFC (see comments regarding Piccadilly bankruptcy below).

As discussed in more detail in Note I to the Condensed Consolidated Financial Statements, Piccadilly announced on October 29, 2003, that it had filed for Chapter 11 protection under the United States Bankruptcy Code. To the best of our knowledge, Piccadilly did not make a $0.4 million payment to the Plan due on October 15, 2003 and will likely not make further payments totaling $0.6 million which are due during the remainder of RTI’s fiscal 2004. On January 15, 2004, RTI and Compass each paid $0.4 million to the Plan’s trust on behalf of Piccadilly. To the best of our knowledge, MHC or Compass has made all contributions required of MHC.

Significant Contractual Obligations and Commercial Commitments

Long-term financial obligations were as follows as of December 2, 2003 (in thousands):

	Payments Due By Period
	Total	Less than 1	1-3	3-5	More than 5
		year	years	years	years
Notes payable and other
long-term debt, including current maturities	$ 7,335	$ 553	$ 1,259	$ 1,497	$ 4,026
Unsecured senior notes (Series A and B)	150,000				150,000
Revolving credit facility	45,000		45,000
Other operating leases, net of sublease payments	231,861	25,543	48,510	43,126	114,682
	$434,196	$ 26,096	$ 94,769	$ 44,623	$268,708

For purposes of calculating total debt to capital, we include all of the above, including the present value of operating leases, as well as the letters of credit and franchisee loan guarantees presented below, as debt.

Commercial Commitments (in thousands):

Total at
December 2, 2003
Letters of credit	$10,218
Franchisee loan guarantees	18,377
Divestiture guarantees	8,370
$36,965

See Notes F and I to the Condensed Consolidated Financial Statements for further discussion of our franchise programs and guarantees, including discussion of our contingent liabilities with respect to guarantee of certain benefits and other charges of MFC (subsequently acquired by Piccadilly), one of the two companies (along with MHC (which was later acquired by Compass)) we spun-off in 1996. Under agreements entered into among RTI, MHC and MFC, we are to share equally certain liabilities of MFC as of the date of the “spin-off” transaction in 1996. The divestiture guarantees amount shown above does not include a liability totaling $2.7 million recorded by RTI during fiscal 2004’s second quarter for our MFC guarantee obligations. The amount shown does include, however, our estimated divestiture guarantees related to MHC and the portion of MFC liabilities for which MHC is currently responsible. Should MHC and Compass fail to fulfill MHC’s obligations relative to the spin-off agreements, we may be required to pay the full remaining amount of such liabilities.

Borrowings and Credit Facilities

RTI has a $200.6 million revolving credit facility (the “Revolver”) which includes a $10.0 million current line (“Swing Line”) and a $30.0 million Letter of Credit sub-limit for letters of credit. At December 2, 2003, we had borrowings of $45.0 million outstanding under the Revolver. The Revolver is scheduled to mature on October 10, 2005.

During fiscal 2003, we concluded the private sale of $150.0 million of non-collateralized senior notes (the “Private Placement”). The Private Placement consisted of $85.0 million with a fixed interest rate of 4.69% (the “Series A Notes”) and $65.0 million with a fixed interest rate of 5.42% (the “Series B Notes”). The Series A Notes and Series B Notes mature on April 1, 2010 and April 1, 2013, respectively.

During the remainder of fiscal 2004, we expect to fund operations, capital expansion, the repurchase of common stock, and the payment of dividends from operating cash flows, the Revolver, and through operating leases. See “Special Note Regarding Forward-Looking Information.”

As discussed in Note I to the Condensed Consolidated Financial Statements, on October 7, 2003 we renewed a $48.0 million credit facility with various lenders to assist the franchise partnerships with working capital needs and cash flows for operations. As sponsor of the credit facility, we serve as partial guarantor of the draws made on this revolving line-of-credit. The renewal extends the termination date until October 5, 2006 and reduces the term of the individual franchise partnership loan commitments from 24 to 12 months. The renewal further allows RTI to increase the amount of the facility by up to $25 million (to a total of $73 million) or, if desired, to reduce the amount of the facility. Other changes to the program were not significant.

New Accounting Standards and Interpretations Not Yet Adopted

As discussed in detail in Note H to the Condensed Consolidated Financial Statements, we believe that the accounting standard with the most significant potential to impact RTI is FIN 46 as revised by the FASB on December 24, 2003, (“FIN 46R”). FIN 46R deferred the effective date to the last day of our fiscal 2004 fourth quarter and included certain scope exceptions, one of which, subject to certain exceptions, applies to entities that meet the criteria of a “business” as defined in FIN 46R. We believe that our domestic and international traditional franchisees will meet the FASB’s definition of a “business”, are therefore not subject to FIN 46R, and will not be consolidated. Our franchise partnership program currently includes 24 franchisees (franchises in which we have a 1% or 50% ownership interest) which collectively operate a total of 198 Ruby Tuesday restaurants. We have not completed the analysis necessary to determine whether any and how many of the franchise partnership entities we would be required to consolidate under FIN 46R. However, if consolidation of all of our franchise partnership entities occurred at the end of the fourth quarter of this fiscal year, we currently believe that the potential impact on our Consolidated Statement of Income for fiscal 2004 would include a one-time charge of $39-$41 million (net of taxes of $7-$9 million) as a result of the cumulative effect of a change in accounting principle. We would anticipate no dilutive impact on annual earnings per share in fiscal 2005 or beyond. These conclusions are based upon our current analysis of each franchise partnership entity’s expected net income or loss and the related assignment of the net income or loss to the minority owners.

See Note H to the Condensed Consolidated Financial Statements for a table which sets forth amounts of income recognized by RTI from the franchise partnerships for the thirteen and twenty-six weeks ended December 2, 2003.

Franchise partnership entities owed RTI $2.3 million and $42.5 million for accounts and notes receivable, respectively, as of December 2, 2003. The accounts receivable amount represents the current amount due from franchise partnership entities for royalties and support service fees. See Note I to the Condensed Consolidated Financial Statements for a discussion of RTI’s guarantees of franchise partnership debt.

KNOWN EVENTS, UNCERTAINTIES AND TRENDS

Financial Strategy and Stock Repurchase Plan

Our financial strategy is to utilize a prudent amount of debt, including operating leases, to minimize the weighted average cost of capital while allowing financial flexibility and the equivalent of an investment-grade bond rating. This strategy allows us to repurchase RTI common stock at times when cash flow exceeds capital expenditures and other funding requirements. We did not repurchase any stock during the twenty-six weeks ended December 2, 2003. The total number of remaining shares authorized to be repurchased, as of December 2, 2003, is 5.0 million. To the extent not funded with cash from operating activities, additional repurchases may be funded by borrowings on the credit facility.

Dividends

During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to RTI’s shareholders. In accordance with this policy, we paid dividends of $1.5 million during the twenty-six week period ended December 2, 2003. On January 7, 2004, the Board of Directors declared a semi-annual cash dividend of $0.0225 per share, payable on February 6, 2004, to shareholders of record at the close of business on January 23, 2004. The payment of a dividend in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future. Additionally, our credit facilities contain certain limitations on the payment of dividends. See “Special Note Regarding Forward-Looking Information.”

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q contains various “forward-looking statements,” which represent the Company’s expectations or beliefs concerning future events, including the following (relating to both Company-owned and franchised operations): future financial performance and unit growth, future capital expenditures, future borrowings and repayment of debt, and payment of dividends. The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from those included in the forward-looking statements, including, without limitation, the following: consumer spending trends and habits; mall-traffic trends; increased competition in the casual dining restaurant market; weather conditions in the regions in which Company-owned and franchised restaurants are operated; consumers’ acceptance of our development prototypes; laws and regulations affecting labor and employee benefit costs; costs and availability of food and beverage inventory; our ability to attract qualified managers, franchisees and team members; changes in the availability of capital; impact of adoption of new accounting standards; and general economic conditions.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk

From time to time, we manage our exposure to changes in short-term interest rates, particularly to reduce the impact on debt obligations, by entering into interest rate swap agreements. These agreements are with high credit quality commercial banks. Credit risk, which is inherent in all swaps, has been minimized to a large extent. Interest expense is adjusted for the difference to be paid or received as interest rates change. During the twenty-six week period ended December 2, 2003, our interest rate swaps required us to pay the banks $1.0 million, charged to interest expense, because the fixed rates we paid were higher than current floating market rates. These interest rate swap agreements matured in November and December 2003, and we decided not to renew them at this time.

A hypothetical 100 basis point increase in short-term interest rates would result in an additional $0.5 million of annual interest expense as we are not currently hedging our floating rate obligations.

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

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on October 7, 2003. The Shareholders voted on the following matters:

Proposal 1:   To elect three Class II Directors for a term of three years to the Board of Directors.

		Authority
Nominees	For	Withheld
Claire L. Arnold	54,391,860	2,334,355
Samuel E. Beall, III	55,221,163	1,505,052
Dr. Donald Ratajczak	51,527,824	5,198,391

Proposal 2:   To approve the Company's 2003 Stock Incentive Plan.

For	37,444,698	Against	10,907,533	Abstain	267,049	Broker Non-Votes	8,106,935

Proposal 3:   To consider a shareholder proposal to have the Board review the Company’s policies for food products containing genetically engineered ingredients and report to shareholders by March 2004.

For	5,394,154	Against	39,123,522	Abstain	4,101,604	Broker Non-Votes 8,106,935

The Directors continuing in office are:    James A. Haslam, III, Bernard Lanigan, Jr., John B. McKinnon, Elizabeth L. Nichols, Stephen I. Sadove, and Dolph W. von Arx.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

        The following exhibits are filed as part of this report:

 Exhibit No.

31.1	Certification of Samuel E. Beall, III, Chairman of the Board and Chief Executive Officer.

31.2	Certification of Marguerite N. Duffy, Senior Vice President, Chief Financial Officer.

32.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Amendment #1 (dated as of October 13, 2003) to Support Services Agreement dated
November 20, 2000 between Ruby Tuesday, Inc. and Specialty Restaurant Group, LLC.

99.2	Third Amendment to the Revolving Credit and Term Loan Agreement dated as of October 7, 2003.

99.3	Seventh Amendment to the Amended and Restated Loan Facility Agreement and Guaranty dated as of October 7, 2003.

99.4	First Amendment dated as of October 1, 2003 to Note Purchase Agreement dated as of April 1, 2003.

REPORTS ON FORM 8-K

We furnished a Current Report on Form 8-K on October 6, 2003, which included our press release announcing our financial results for the quarter ended September 2, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUBY TUESDAY, INC.
(Registrant)

Date: January 16, 2004	BY: /s/ MARGUERITE N. DUFFY —————————————— Marguerite N. Duffy Senior Vice President and Chief Financial Officer