Form 10-Q
period 2004-03-02
RUBY TUESDAY INC
filed 2004-04-12
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  March 2, 2004

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

66,565,584

          (Number of shares of common stock, $0.01 par value, outstanding as of April 6, 2004)

   RUBY TUESDAY, INC

   INDEX

Page
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
MARCH 2, 2004 AND JUNE 3, 2003	3
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED
MARCH 2, 2004 AND MARCH 4, 2003	4
CONDENSED CONSOLIDATED STATEMENTS OF CASH
FLOWS FOR THE THIRTY-NINE WEEKS
ENDED MARCH 2, 2004 AND MARCH 4, 2003	5
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS	6-11
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS	12-20
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK	21
ITEM 4. CONTROLS AND PROCEDURES	21
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	22
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	22
SIGNATURES	23

 PART I — FINANCIAL INFORMATION
ITEM 1

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)

	MARCH 2, 2004	JUNE 3, 2003
		(NOTE A)
Assets
Current assets:
Cash and short-term investments	$ 18,430	$ 8,662
Accounts and notes receivable	17,486	10,509
Inventories:
Merchandise	7,934	7,315
China, silver and supplies	5,511	4,885
Income tax receivable	5,396	2,485
Prepaid rent and other expenses	7,976	8,235
Deferred income taxes	3,062	2,609
Assets held for sale	2,674	5,217
Total current assets	68,469	49,917
Property and equipment	996,784	897,937
Less accumulated depreciation and amortization	(265,509)	(237,040)
	731,275	660,897
Goodwill	7,845	7,845
Notes receivable, net	35,587	39,827
Other assets	59,963	46,035
Total assets	$ 903,139	$ 804,521

Liabilities & shareholders' equity
Current liabilities:
Accounts payable	$ 32,543	$ 22,949
Accrued liabilities:
Taxes, other than income taxes	11,382	10,154
Payroll and related costs	20,883	22,972
Insurance	8,337	6,726
Rent and other	16,864	17,950
Current portion of long-term debt	511	570
Total current liabilities	90,520	81,321
Long-term debt	165,916	207,064
Deferred income taxes	43,468	32,081
Deferred escalating minimum rent	9,462	8,958
Other deferred liabilities	67,522	60,569
Total liabilities	376,888	389,993
Shareholders' equity:
Common stock, $0.01 par value; (authorized 100,000
shares; issued 66,487 @ 3/2/04; 64,404 @ 6/3/03)	665	644
Capital in excess of par value	47,224	10,456
Retained earnings	487,527	411,510
Deferred compensation liability payable in
Company stock	4,987	5,000
Company stock held by Deferred Compensation Plan	(4,987)	(5,000)
Accumulated other comprehensive loss	(9,165)	(8,082)
	526,251	414,528
Total liabilities & shareholders' equity	$ 903,139	$ 804,521

The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER-SHARE DATA)

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	MARCH 2, 2004	MARCH 4, 2003	MARCH 2, 2004	MARCH 4, 2003
Revenues:
Restaurant sales and operating revenues	$ 266,438	$ 228,834	$ 753,178	$ 655,601
Franchise revenues	4,527	4,022	12,643	11,270
	270,965	232,856	765,821	666,871
Operating costs and expenses:
Cost of merchandise	67,419	60,846	193,015	175,159
Payroll and related costs	81,909	73,991	237,487	219,255
Other restaurant operating costs	43,666	36,900	126,488	110,825
Depreciation and amortization	13,907	11,744	40,109	33,347
Selling, general and administrative,
net of support service fee income
for the thirteen and thirty-nine week
periods totaling $4,551 and $12,768 in
fiscal 2004, and $3,520 and $9,983 in
fiscal 2003, respectively	15,594	11,000	46,710	32,361
Equity in (earnings) of unconsolidated
franchises	(2,610)	(1,534)	(3,879)	(2,410)
Interest expense, net	773	964	3,288	1,455
	220,658	193,911	643,218	569,992
Income before income taxes	50,307	38,945	122,603	96,879
Provision for income taxes	17,902	13,553	43,643	33,713
Net income	$ 32,405	$ 25,392	$ 78,960	$ 63,166

Earnings per share:
Basic	$ 0.49	$ 0.40	$ 1.21	$ 0.99

Diluted	$ 0.48	$ 0.39	$ 1.18	$ 0.97

Weighted average shares:
Basic	65,914	64,056	65,322	63,915

Diluted	67,614	65,050	66,889	65,017

Cash dividends declared per share	2.25 ¢	2.25 ¢	4.50 ¢	4.50 ¢

The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	THIRTY-NINE WEEKS ENDED
	MARCH 2, 2004	MARCH 4, 2003
Operating activities:
Net income	$ 78,960	$ 63,166
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	40,109	33,347
Amortization of intangibles	84	112
Deferred income taxes	11,546	12,400
Loss on impairment and disposition of assets	324	836
Loss on derivatives	2	210
Equity in (earnings) of unconsolidated franchises	(3,879)	(2,410)
Other	111	125
Changes in operating assets and liabilities:
Receivables	(2,737)	485
Inventories	(1,245)	(1,992)
Income taxes	(2,755)	8,537
Prepaid and other assets	444	1,074
Accounts payable, accrued and other liabilities	15,103	(4,134)
Net cash provided by operating activities	136,067	111,756
Investing activities:
Purchases of property and equipment	(113,135)	(114,078)
Proceeds from disposal of assets	4,782	1,583
Distributions received from unconsolidated
franchises	956	251
Acquisition of an additional 49% interest in
unconsolidated franchises	(2,000)	(2,000)
Payoff of company-owned life insurance policy loans	(5,884)	--
Other, net	(3,546)	(547)
Net cash used by investing activities	(118,827)	(114,791)
Financing activities:
Proceeds from long-term debt	--	2,451
Principal payments on long-term debt	(41,207)	(6,439)
Proceeds from issuance of stock, including
treasury stock	36,713	6,796
Stock repurchases	(35)	(11,766)
Dividends paid	(2,943)	(2,874)
Net cash used by financing activities	(7,472)	(11,832)
Increase/(decrease) in cash and
short-term investments	9,768	(14,867)
Cash and short-term investments:
Beginning of year	8,662	32,699
End of quarter	$ 18,430	$ 17,832

Supplemental disclosure of cash flow information:
Cash paid for:
Interest (net of amount capitalized)	$ 4,878	$ 6,514
Income taxes, net	$ 22,381	$ 10,614
Significant non-cash investing and financing
activity:
Acquisition of property and equipment through
refinancing of bank-financed operating
lease obligations with bank debt	--	$ 209,673

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

Ruby Tuesday, Inc. (the “Company,” “RTI”) owns and operates Ruby Tuesday® casual dining restaurants. We also franchise the Ruby Tuesday concept in selected domestic and international markets. The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine week periods ended March 2, 2004 are not necessarily indicative of results that may be expected for the year ending June 1, 2004.

The condensed consolidated balance sheet at June 3, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income.

For further information, refer to the consolidated financial statements and footnotes thereto included in RTI’s Annual Report on Form 10-K for the fiscal year ended June 3, 2003.

NOTE B – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. The computation of diluted earnings per share gives effect to options outstanding during the applicable periods. The effect of stock options increased the diluted weighted average shares outstanding by approximately 1.7 million and 1.0 million for the thirteen weeks ended March 2, 2004 and March 4, 2003, respectively, and approximately 1.6 million and 1.1 million for the thirty-nine weeks ended March 2, 2004 and March 4, 2003, respectively.

Stock options with an exercise price greater than the average market price of our common stock do not impact the computation of diluted earnings per share. For the thirteen and thirty-nine weeks ended March 2, 2004, the amount of these options was negligible. For the thirteen and thirty-nine weeks ended March 4, 2003, there were 3.9 million and 3.5 million unexercised options, respectively, that did not impact the computation of diluted earnings per share.

NOTE C – STOCK-BASED EMPLOYEE COMPENSATION

We measure compensation expense related to stock-based compensation using the intrinsic value method. Accordingly, no stock-based employee compensation cost is reflected in net income if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant. Had compensation expense for our stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), our net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per-share data):

Thirteen Weeks Ended
	March 2, 2004	March 4, 2003
Net income, as reported	$ 32,405	$ 25,392
Less: Stock-based employee compensation
expense determined under fair value based
method for all awards, net of income tax expense	1,920	2,137
Pro forma net income	$ 30,485	$ 23,255

Basic earnings per share
As reported	$ 0.49	$ 0.40
Pro forma	$ 0.46	$ 0.36
Diluted earnings per share
As reported	$ 0.48	$ 0.39
Pro forma	$ 0.45	$ 0.36

Thirty-Nine Weeks Ended
	March 2, 2004	March 4, 2003
Net income, as reported	$ 78,960	$ 63,166
Less: Stock-based employee compensation
expense determined under fair value based
method for all awards, net of income tax expense	6,553	6,949
Pro forma net income	$ 72,407	$ 56,217

Basic earnings per share
As reported	$ 1.21	$ 0.99
Pro forma	$ 1.10	$ 0.88
Diluted earnings per share
As reported	$ 1.18	$ 0.97
Pro forma	$ 1.09	$ 0.87

NOTE D – ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable – current at March 2, 2004 included $6.1 million for proceeds from stock option exercises yet to be settled by the broker. This amount was collected shortly after the end of the quarter. There was no similar receivable at June 3, 2003.

Notes receivable from franchise partnerships generally arise when Company-owned restaurants are sold to franchise partnerships. These notes generally allow for deferral of interest during the first one to three years and require the payment of interest only for up to six years from the inception of the note. As of March 2, 2004, all the franchise partnerships were making interest and/or principal payments on a monthly basis in accordance with the terms of the promissory notes. All but two of the refranchising notes accrue interest at 10.0% per annum. The other two accrue interest at 8.0% and 15.6%, respectively.

Amounts reflected for long-term notes receivable at March 2, 2004 and June 3, 2003 are net of a $5.7 million allowance for doubtful notes.

NOTE E – OTHER DEFERRED LIABILITIES

Other deferred liabilities at March 2, 2004 and June 3, 2003 included $20.8 million and $17.1 million, respectively, for the liability due to participants in our Deferred Compensation Plan and $15.7 million and $14.5 million, respectively, for the liability due to participants of the Company’s Executive Supplemental Pension Plan.

NOTE F – FRANCHISE PROGRAMS

During the first quarter of this fiscal year, RTI acquired an additional 49% equity interest in four franchise partnerships for $0.5 million each, pursuant to the terms of the Limited Liability Company Operating Agreements, bringing the Company’s equity interest in these franchise partnerships to 50%. We currently hold a 50% equity interest in each of thirteen franchise partnerships which collectively operate 134 Ruby Tuesday restaurants. We apply the equity method of accounting to all 50%-owned franchise partnerships.

See Note I to the Condensed Consolidated Financial Statements for a discussion of our franchise partnership working capital credit facility and our related guarantees.

NOTE G – COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”) requires the disclosure of certain revenues, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America. Total comprehensive income for the thirteen and thirty-nine weeks ended March 2, 2004 and March 4, 2003 are as follows (in thousands):

	Thirteen weeks ended
	March 2, 2004	March 4, 2003
Net income	$ 32,405	$ 25,392
Other comprehensive income:
Unrecognized gain/(loss) on interest rate swaps:
Change in current period market value	--	(92)
Losses reclassified into the condensed consolidated
statement of income, net of tax	--	870
Unrecognized loss on liability due participants
of Morrison Fresh Cooking, Inc. retirement
plans, net of tax – See Note I	(57)	--
Total comprehensive income	$ 32,348	$ 26,170

	Thirty-nine weeks ended
	March 2, 2004	March 4, 2003
Net income	$ 78,960	$ 63,166
Other comprehensive income:
Unrecognized gain/(loss) on interest rate swaps:
Change in current period market value	20	(804)
Losses reclassified into the condensed consolidated
statement of income, net of tax	600	2,201
Unrecognized loss on liability due participants
of Morrison Fresh Cooking, Inc. retirement
plans, net of tax – See Note I	(1,702)	--
Total comprehensive income	$ 77,878	$ 64,563

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

Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new “scope exceptions.” FIN 46R deferred the effective date of the Interpretation for public companies to the end of the first reporting period ending after March 15, 2004, except that all public companies are required, at a minimum, to apply the unmodified provisions of the Interpretation to entities that were previously considered “special-purpose entities” in practice and under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. Under these guidelines, we will adopt FIN 46R as of the last day of fiscal 2004 (June 1, 2004).

FIN 46R added several new scope exceptions, including one exception which provides that companies are not required to apply the Interpretation to an entity that meets the criteria to be considered a “business,” as defined in the Interpretation, unless one or more of four named conditions exist.

As of March 2, 2004, we were the franchisor of 204 franchise partnership restaurants, six traditional domestic, and 34 international franchise restaurants. In previous filings, we discussed the possibility that some or all of the 24 franchise partnerships could be required to be consolidated upon adoption of FIN 46R as of the end of the current fiscal year. Based on an analysis prepared using financial information as of and for the year ended December 30, 2003 obtained from each of the franchise partnerships, we do not anticipate that any of the franchise partnerships will be consolidated as of June 1, 2004. This interim conclusion was based on our determination that, like our traditional franchisees, the franchise partnerships will meet the criteria to be considered a “business,” and therefore will not be subject to the Interpretation due to the new “business scope” exception. We specifically addressed two conditions which, if met, might preclude a franchise from being considered a “business.” These two conditions are (1) whether the franchise entity is designed so that substantially all of its activities either involve or are conducted on behalf of the franchisor and (2) whether the reporting enterprise, in this case RTI, and its related parties provide more than half of the equity, subordinated debt and other forms of subordinated financial support to the entity based on an analysis of the fair values of the interests in the entity. Factors considered as part of the subordinated support analysis included (1) acquisition or other loans made by RTI to certain of the partnerships, (2) debt guarantees made by RTI to lenders of the franchise partnerships, (3) reduced or deferred royalty or support service fees, and (4) RTI’s partial ownership of the franchise partnerships (RTI has a 1% ownership in each of 11 franchise partnerships and a 50% ownership in each of the remaining 13 franchise partnerships). Using the franchise partnership financial information for the year ended December 30, 2003 discussed above, in no instance did RTI provide more than half of the equity, subordinated debt and other forms of subordinated financial support to any partnership. We further concluded that the franchise entities were not designed such that substantially all of their activities either involve or are conducted on behalf of RTI. If, at some future date, RTI does provide more than half of the subordinated financial support to a franchise entity, consolidation would not be automatic. The franchise entity would then be subject to further testing under the guidelines of FIN 46R.

For the thirteen and thirty-nine weeks ended March 2, 2004, sales at franchise partnership Ruby Tuesday restaurants totaled $109.5 million and $295.7 million, respectively. Notes receivable from franchise partnerships totaled $42.9 million at March 2, 2004. Information regarding RTI’s guarantees of franchise partnership debt is included in Note I to the Condensed Consolidated Financial Statements below.

NOTE I – GUARANTEES

At March 2, 2004, we had certain third-party guarantees, which primarily arose in connection with our franchising and divestiture activities. The majority of these guarantees expire through fiscal 2013. Generally, we are required to perform under these guarantees in the event that a third-party fails to make contractual payments or achieve performance measures.

Franchise Partnership Guarantees

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

As of March 2, 2004, the amounts guaranteed under these two facilities were $16.7 million and $1.2 million, respectively. Unless extended, guarantees under these programs expire at various dates from March 2004 and September 2012, respectively. To the best of our knowledge, all of the franchise partnerships are current in the payment of their obligations due under these credit facilities. We have recorded a liability totaling $0.4 million related to the $7.2 million of these guarantees which originated or were modified after the effective date of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This amount was determined based on amounts to be received from the franchise partnerships as consideration for the guarantees. We believe these amounts approximate the fair value of the guarantees.

Divestiture Guarantees

During fiscal 1996, our shareholders approved the distribution (the “Distribution”) of our family dining restaurant business, then called Morrison Fresh Cooking, Inc. (“MFC”), and our health care food and nutrition services business, then called Morrison Health Care, Inc. (“MHC”). Subsequently, Piccadilly Cafeterias, Inc. (“Piccadilly”) acquired MFC and Compass Group, PLC (“Compass”) acquired MHC. Prior to the Distribution, we entered into various guaranty agreements with both MFC and MHC, most of which have expired. We do remain contingently liable (a) for payments due to MFC and MHC employees retiring under (1) two non-qualified defined benefit plans based upon the level of benefits due those participants as of March 1996, and (2) for funding obligations under one qualified plan, and (b) for payments due on certain open workers’ compensation and general liability claims. As payments are required under these guarantees, RTI will split the amounts due equally with the other non-defaulting entity (MFC or MHC).

On October 29, 2003, Piccadilly announced that it had signed an agreement to sell substantially all of its assets, including its restaurant operations, to a third party for $54 million. In order to implement the sale, Piccadilly filed for Chapter 11 protection in the United States Bankruptcy Court in Fort Lauderdale, Florida, that same day.

In December 2003, the Bankruptcy Court entered an order approving the bid procedures and the form of purchase agreement, and set a hearing for February 13, 2004 to consider approval of a sale of substantially all of Piccadilly’s assets. Because qualified bids for Piccadilly’s assets were received from more than one bidder, an auction was conducted on February 11, 2004. The auction resulted in an agreement to sell Piccadilly’s assets and ongoing business operations to Piccadilly Investments LLC, an acquisition company formed by two Los Angeles-based private equity firms, Yucaipa Cos. and Diversified Investment Management Group. In this agreement, the sales price was increased to $80 million, an amount which will, according to Piccadilly, allow Piccadilly to fully retire both its outstanding bank debt and its senior notes. The increased sales price will, according to Piccadilly, result in some amount being available for pro rata distribution to the unsecured creditors of Piccadilly; however, no distribution to common shareholders is expected to be available. This transaction was completed on March 16, 2004.

On March 10, 2004, we filed a claim against Piccadilly in the bankruptcy proceeding in the amount of approximately $6.2 million. The amount of such claim, if any, which will be allowed by the bankruptcy court and the amount of any corresponding recovery is not known at this time.

We have recorded a liability of $2.9 million for the retirement plans’ divestiture guarantees, comprised of $1.2 million related to the qualified plan and $1.7 million for the two non-qualified plans. These amounts were determined in consultation with the plans’ actuary, and assume a 30% recovery from the bankruptcy courts. Our ultimate recovery in the bankruptcy proceeding and our ultimate liability related to the retirement plans’ divestiture guarantees may be higher or lower based on various factors, including the level of funds distributed to Piccadilly’s unsecured creditors as part of the bankruptcy proceedings.

As noted above, we, along with MHC, are also contingently liable for certain workers’ compensation and general liability claims (estimated to be between $0.2 million and $0.5 million). Additionally, we, along with MHC, may be subject to claims, although no such claims have been made and we believe it unlikely that we would be liable should such claims be made, for payments due to certain pre-Distribution lessors of MFC. The actual amount of these and the other contingent liabilities, and any loss to be recorded by RTI, will depend on several factors including, without limitation, the current status of MFC’s pre-Distribution leased properties, the current employment and benefit status of MFC’s pre-Distribution employees, and whether MHC makes any contributing payments it may be required to make. Although the ultimate amount of these contingent liabilities cannot be determined at this time, we believe that such liability will not have a material adverse effect on our operations, financial condition or liquidity.

We estimated our divestiture guarantees related to MHC at March 2, 2004 to be $5.0 million for employee benefit plans and $0.2 million for the workers’ compensation and general liability claims. In addition, we remain contingently liable for MFC’s portion (estimated to be $3.1 million) of the employee benefit plan and workers’ compensation obligations and general liability claims for which MHC is currently responsible under the divestiture guarantee agreements. We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

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

The following is an overview of the thirteen and thirty-nine week periods ended March 2, 2004.

Net income increased 28% to $32.4 million, or $0.48 per share - diluted, for the thirteen weeks ended March 2, 2004 compared to $25.4 million, or $0.39 per share - diluted, for the same quarter of the previous year.

During the thirteen weeks ended March 2, 2004:

  nine Company-owned Ruby Tuesday restaurants were opened and one was closed; and
  ten franchise restaurants were opened (including three international franchise units) and two were closed (including one international).

Net income increased 25% to $79.0 million, or $1.18 per share - diluted, for the thirty-nine weeks ended March 2, 2004 compared to $63.2 million, or $0.97 per share - diluted, for the same period in fiscal 2003.

Results of Operations:

The following table sets forth selected restaurant operating data as a percentage of total revenues, except where otherwise noted, for the periods indicated. All information is derived from our condensed consolidated financial statements included in this Form 10-Q.

	Thirteen weeks ended		Thirty-nine weeks ended
	March 2, 2004	March 4, 2003	March 2, 2004	March 4, 2003
Revenues:
Restaurant sales and operating revenues	98.3%	98.3%	98.3%	98.3%
Franchise revenues	1.7	1.7	1.7	1.7
Total revenues	100.0	100.0	100.0	100.0
Operating costs and expenses:
Cost of merchandise (1)	25.3	26.6	25.6	26.7
Payroll and related costs (1)	30.7	32.3	31.5	33.4
Other restaurant operating costs (1)	16.4	16.1	16.8	16.9
Depreciation and amortization (1)	5.2	5.1	5.3	5.1
Selling, general and administrative, net	5.8	4.7	6.1	4.9
Equity in (earnings) of unconsoli-
dated franchises	(1.0)	(0.7)	(0.5)	(0.4)
Interest expense, net	0.3	0.4	0.4	0.2
Income before income taxes	18.6	16.7	16.0	14.5
Provision for income taxes	6.6	5.8	5.7	5.1
Net income	12.0%	10.9%	10.3%	9.5%

(1)     As a percentage of restaurant sales and operating revenues.

The following table shows year-to-date Company-owned and franchised restaurant openings and closings, and total restaurants as of the end of the third quarter.

	Year-to-date		Year-to-date		Total Open at End
	Openings		Closings		of Third Quarter
	Fiscal 2004	Fiscal 2003	Fiscal 2004	Fiscal 2003	Fiscal 2004	Fiscal 2003
Company-owned	37	35	3	5	474	427
Franchise partnership	17	12	2	4	204	186
Traditional domestic franchise	1	0	0	0	6	5
Traditional international franchise	12	5	1	1	34	20

We estimate that approximately 13 additional Company-owned Ruby Tuesday restaurants will be opened during the remainder of fiscal 2004. See the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for a discussion of how we expect to finance the development of these new restaurants as well as the restaurants we expect to open in subsequent fiscal years.

We expect the franchise partnerships and traditional franchisees (international and domestic) to open approximately 9 to 11 Ruby Tuesday restaurants during the remainder of fiscal 2004.

Revenues

RTI’s restaurant sales and operating revenues for the thirteen weeks ended March 2, 2004 increased $37.6 million (16.4%) to $266.4 million compared to the same period of the prior year. This increase primarily resulted from a net addition of 47 units (an 11.0% increase) over the prior year, as well as a 4.1% increase in same store sales. We believe that the improvement in our same store sales results from several initiatives, primarily our recently implemented Director of Sales and Service Partner (“DSSP”) program, under which we have increased our operational intensity/focus by reducing the number of restaurants each DSSP supervises from nine-ten to four-five. Without the DSSP program, we believe we would not have been able to implement the number of initiatives we have nearly as quickly. The rollout of our “curb-side to-goSM” initiative was completed at all of our restaurants during the second quarter of fiscal 2004. “To-go” represented 5.7% of our sales at freestanding restaurants during the third quarter (6.0% during the February period) and continues to grow and drive incremental business. The DSSP program also helped in more effectively enforcing our standards. In addition, the roll out of the Company’s Ruby Tuesday Smart EatingSM menu has contributed to sales growth in the third quarter. Franchise revenues totaled $4.5 million for the thirteen weeks ended March 2, 2004 compared to $4.0 million for the same period in the prior year. Franchise revenues are predominately comprised of domestic and international royalties, which totaled $4.3 million and $3.6 million for the thirteen-week periods ended March 2, 2004 and March 4, 2003, respectively.

For the thirty-nine weeks ended March 2, 2004, sales at Company-owned restaurants increased $97.6 million (14.9%) to $753.2 million. This increase primarily resulted from the same net addition of 47 units (11.0%) along with a 2.6% increase in same store sales for the thirty-nine week period ended March 2, 2004. For the thirty-nine week period ended March 2, 2004, franchise revenues were $12.6 million, compared to $11.3 million for the same period in the prior year. Domestic and international royalties totaled $11.5 million and $10.2 million for the thirty-nine week periods ended March 2, 2004 and March 4, 2003, respectively.

Pre-tax Income

Pre-tax income increased by $11.4 million to $50.3 million (a 29.2% increase) for the thirteen weeks ended March 2, 2004, over the corresponding period of the prior year. This increase is primarily due to positive same store sales, the increases in the number of units and franchise revenues, increased income from our equity in earnings of unconsolidated franchises, along with a reduction, as a percentage of restaurant sales and operating revenues or total revenue, as appropriate, of cost of merchandise, payroll and related costs, and interest expense offset by higher depreciation and selling, general and administrative expenses.

For the thirty-nine week period ended March 2, 2004, pre-tax income was $122.6 million, a $25.7 million (26.6%) increase over the corresponding period of the prior year. The increase was due to increases in same store sales, unit growth and franchise revenues, increased income from our equity in earnings of unconsolidated franchises, and a reduction, as a percentage of restaurant sales and operating revenues or total revenue, as appropriate, of cost of merchandise, payroll and related costs, and other restaurant operating costs offset by increased selling, general and administrative expenses, depreciation and interest expense.

In the paragraphs which follow we discuss in more detail the components of the increase in pre-tax income for the thirteen and thirty-nine week periods ended March 2, 2004 as compared to comparable periods in the prior year.

Cost of Merchandise

Cost of merchandise increased $6.6 million (10.8%) to $67.4 million for the thirteen weeks ended March 2, 2004 over the corresponding period of the prior year. As a percentage of restaurant sales and operating revenues, cost of merchandise decreased from 26.6% to 25.3% for the thirteen weeks ended March 2, 2004.

For the thirty-nine week period ended March 2, 2004, cost of merchandise increased $17.9 million (10.2%) to $193.0 million over the corresponding period of the prior year. As a percentage of restaurant sales and operating revenues, the cost of merchandise decreased from 26.7% to 25.6% for the thirty-nine weeks ended March 2, 2004.

The decrease for both the thirteen and thirty-nine week periods as a percentage of restaurant sales and operating revenues is primarily due to the decline in food costs associated with our spring menu in March 2003.

Payroll and Related Costs

Payroll and related costs increased $7.9 million (10.7%) for the thirteen weeks ended March 2, 2004, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenues, payroll and related costs decreased from 32.3% to 30.7%.

For the thirty-nine week period ended March 2, 2004, payroll and related costs increased $18.2 million (8.3%) as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenues, these expenses decreased from 33.4% to 31.5%.

The decreases for both the thirteen and thirty-nine week periods as a percentage of restaurant sales and operating revenues are primarily due to higher expenditures in the prior year for training associated with a new service initiative along with labor efficiencies achieved from certain Spring 2003‘s menu items, which utilized more pre-cut merchandise and thus alleviated the need for certain preparation labor. This decrease is offset by increased labor in the current year as a part of our focus on the “to-go” initiative.

Other Restaurant Operating Costs

Other restaurant operating costs increased $6.8 million (18.3%) for the thirteen-week period ended March 2, 2004, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenues, these costs increased from 16.1% to 16.4%. The increase for the thirteen week period was primarily due to an increase in repairs and maintenance expense resulting from our intense focus on our facilities program which constantly addresses the image of our restaurants.

For the thirty-nine week period ended March 2, 2004, other restaurant operating costs increased $15.7 million (14.1%) as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenues, these costs decreased from 16.9% to 16.8% primarily due to decreased rent expense which resulted from the July 26, 2002 refinancing of our bank-financed operating leases, offset by an increase in repairs and maintenance expense as noted above.

Depreciation and Amortization

Depreciation and amortization increased $2.2 million (18.4%) for the thirteen-week period ended March 2, 2004 as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenues, these expenses increased from 5.1% to 5.2%.

For the thirty-nine week period ended March 2, 2004, depreciation and amortization expense increased $6.8 million (20.3%) as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenues, these expenses increased from 5.1% to 5.3% due to the refinancing of our bank-financed operating leases discussed in “Other Restaurant Operating Costs” above and our continued focus on opening Company-owned units.

Selling, General and Administrative Expenses, Net

Selling, general and administrative expenses, net of support service fee income totaling $4.6 million, increased $4.6 million (41.8%) for the thirteen-week period ended March 2, 2004 as compared to the corresponding period in the prior year. As a percentage of total operating revenues, these expenses increased from 4.7% to 5.8%. This increase is primarily due to marketing and public relations costs related to the “to-go” and Ruby Tuesday Smart Eating campaigns, increased management labor due to the addition of approximately 50 DSSPs, as discussed in “Revenues” above, and increased bonus accruals resulting from higher same store sales. Offsetting these expenses were increased support service fees and a decrease in the cost of administration of coupons.

Selling, general and administrative expenses, net of support service fee income totaling $12.8 million, increased $14.3 million (44.3%) for the thirty-nine week period ended March 2, 2004 as compared to the corresponding period in the prior year. As a percentage of total operating revenues, these expenses increased from 4.9% to 6.1%. The increase is primarily due to the factors mentioned above and advertising costs for the production of television commercials used for media testing during the first quarter of fiscal 2004.

Equity in Earnings of Unconsolidated Franchises

Our equity in the earnings of unconsolidated franchises increased $1.1 million for the thirteen weeks ended March 2, 2004, as compared to the corresponding period in the prior year, primarily due to the profitability resulting from higher same store sales from the franchise partnerships for the quarter, coupled with income from four additional franchisees whose 50% call options were exercised in the first quarter of fiscal 2004. For the thirty-nine week period ended March 2, 2004, equity in earnings of unconsolidated franchises increased $1.5 million as compared to the corresponding period of the prior year, primarily due to increased earnings attributable to the 50%-owned franchise partnerships, coupled with earnings recorded from the above-referenced additional investments that were made in the first quarter of fiscal 2004. As of March 2, 2004, we held 50% equity investments in each of thirteen franchise partnerships which collectively operate 134 Ruby Tuesday restaurants. As of March 4, 2003, we held 50% equity investments in each of nine franchise partnerships which collectively operated 94 Ruby Tuesday restaurants.

Interest Expense, Net

Net interest expense decreased $0.2 million for the thirteen weeks ended March 2, 2004, as compared to the corresponding period in the prior year, primarily due to lower debt levels and the expiration of the Company’s interest rate swap agreements in the second quarter of fiscal 2004, offset by the refinancing of the bank-financed operating leases during the first quarter of the prior fiscal year. For the thirty-nine week period ended March 2, 2004, net interest expense increased $1.8 million as compared to the corresponding period of the prior year, primarily due to the refinancing of the bank-financed operating leases noted above. See “Borrowings and Credit Facilities” for more information.

Provision for Income Taxes

The effective tax rate for the thirteen and thirty-nine week periods ended March 2, 2004 was 35.6%, up from 34.8% for the corresponding periods of the prior year. The increase in the effective rate primarily resulted from an increase in state taxes due to newly enacted state legislation.

Critical Accounting Policies:

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
  estimation of appropriate allowances for doubtful notes;
  estimation, using actuarially determined methods, of self-insured losses under our workers' compensation and general liability insurance programs; and
  estimation of our income tax valuation allowances and other tax accruals.

Impairment of Long-Lived Assets

Each quarter we evaluate the carrying value of individual restaurants when the cash flows of such restaurants have deteriorated and we believe the probability of continued operating and cash flow losses indicate that the net book value of the restaurant may not be recoverable. In performing the review for recoverability, we consider the future cash flows expected to result from the use of the restaurant and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the restaurant, an impairment loss is recognized for the amount by which the net book value of the asset exceeds its fair value. Otherwise, an impairment loss is not recognized. Fair value is based upon estimated discounted future cash flows expected to be generated from continuing use through the expected disposal date and the expected terminal value.

In the instance of a potential sale of a restaurant to a franchisee (a “refranchising” transaction) or other buyer, the expected purchase price is used as the estimate of fair value.

Restaurants open for less than five quarters are considered new and are excluded from our impairment review. We believe this provides sufficient time to establish the presence of the restaurant in the market and build a customer base. Approximately 12% of our restaurants have been open for less than five quarters and have not been evaluated for potential impairment.

If a restaurant that has been open for at least five quarters shows negative cash flow results, we prepare a plan to reverse the negative performance. Under our policies, recurring or projected annual negative cash flow signals a potential impairment. Both qualitative and quantitative information are considered when evaluating for potential impairments. The amount of impairment loss recognized is based on the difference between discounted projected cash flows (in the case of some negative cash flow restaurants only salvage value is used) and the current net book value. Based upon this evaluation, we recognized an impairment loss totaling $0.3 million for a previously closed Company-owned store during the quarter ended March 2, 2004. During the past four fiscal quarters, we have not had more than six open units with rolling 12 month negative cash flows. Quarterly same store sales during that same period of time ranged from (0.1%) to 4.1%. Of these six units, only one has consistently had an annual negative cash flow amount in excess of $50,000 (it has been below $100,000), and this unit has a net book value that would approximate salvage value. We reviewed the plans to reverse negative cash flows at each of the five units with negative cash flows for the 12 months ended March 2, 2004 and concluded that no impairment existed at March 2, 2004. The combined 12 month cash flow loss at these five units was less than $0.2 million. Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs, and sublease income. Accordingly, actual results could vary significantly from our estimates.

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
  note amounts (including the original balance, current balance, associated debt guarantees, and total exposure); and
  other relevant information including whether the borrower is making timely interest, principal, royalty and support payments, the borrower’s debt coverage ratios, the borrower’s current financial condition and sales trends, the borrower’s additional borrowing capacity, and, as appropriate, management’s judgment on the quality of the borrower’s operations.

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

At March 2, 2004 the allowance for doubtful notes was $5.7 million, of which $0.2 million was assigned to notes not franchise related.

We recognize interest income on notes receivable when earned which sometimes precedes collection. A number of our franchise notes have, since the inception of these notes, allowed for the deferral of interest during the first one to three years. It is our policy to cease accruing interest income and recognize interest on a cash basis when we determine that the collection of interest or principal is doubtful. The same analysis noted above for doubtful notes is utilized in determining whether to cease recognizing interest income and thereafter record interest payments on the cash basis.

Estimated Liability for Self-insurance

We self-insure a portion of our current and past losses from workers’ compensation and general liability claims. We have stop loss insurance for individual claims for workers’ compensation and general liability in excess of stated loss amounts. Insurance liabilities are recorded based on independent actuarial estimates of the ultimate incurred losses, net of payments made. The estimates themselves are based on standard actuarial techniques that incorporate both the historical loss experience of the Company and supplemental information as appropriate.

The analysis performed in calculating the estimated liability is subject to assumptions including, but not limited to, (a) the quality of historical loss and exposure information, (b) the reliability of historical loss experience to serve as a predictor of future experience, (c) the reasonableness of insurance trend factors and governmental indices as applied to the Company, and (d) projected payrolls and revenues. As claims develop, the actual ultimate losses may differ from actuarial estimates. Therefore, an analysis is performed quarterly to determine if modifications to the accrual are required.

Income Tax Valuation Allowances and Tax Accruals

We record deferred tax assets for various items. As of March 2, 2004, we have concluded that it is more likely than not that the future tax deductions attributable to our deferred tax assets will be realized and therefore no valuation allowance has been provided.

As a matter of course, we are regularly audited by federal and state tax authorities. We record appropriate accruals for potential exposures should a taxing authority take a position on a matter contrary to our position. We evaluate these accruals, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events that may impact our ultimate tax liability.

Liquidity and Capital Resources:

We require capital principally for new restaurant development, equipment replacement, remodeling of existing restaurants, investments in technology and the repurchase of our common shares. Historically our primary sources of cash have been operating activities, proceeds from refranchising transactions, and the issuance of stock. We can use our bank facilities to meet our capital needs, if necessary.

Our working capital deficiency and current ratio for the thirty-nine week period ended March 2, 2004 were $22.1 million and 0.8:1, respectively. As is common in the restaurant industry, we carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset) and receivable and inventory levels are generally not significant.

Capital Expenditures

Property and equipment expenditures for the thirty-nine weeks ended March 2, 2004 were $113.1 million which was $23.0 million less than cash provided by operating activities for the same period. Capital expenditures, primarily relating to new unit development, for the remainder of fiscal 2004 are projected to be approximately $38.0 to $42.0 million, which is $10.0 to $15.0 million less than projected cash provided by operating activities for the same period. To the extent capital expenditures have exceeded cash flow from operating activities, we have historically relied on cash provided by financing activities to fund our capital expenditures. See “Special Note Regarding Forward-Looking Information.”

Pension Plan Funded Status

RTI is a sponsor of the Morrison Restaurants Inc. Retirement Plan (the “Plan”), along with the two companies that were “spun-off” as a result of the fiscal 1996 “spin-off” transaction: Morrison Fresh Cooking, Inc. (“MFC”) (subsequently acquired by Piccadilly Cafeterias, Inc., or “Piccadilly”) and Morrison Health Care, Inc. (“MHC”) (subsequently acquired by Compass Group, PLC, or “Compass”). The Plan was established to provide retirement benefits to qualifying employees of Morrison Restaurants Inc. Under the Plan, participants are entitled to receive benefits based upon salary and length of service. The Plan was amended as of December 31, 1987, so that no additional benefits will accrue and no new participants will enter the Plan after that date. Certain responsibilities involving the administration of the Plan are jointly shared by each of the three companies. The sponsors are jointly and severally required to contribute such amounts as are necessary to satisfy all benefit obligations under the Plan. For the thirty-nine weeks ended March 2, 2004, RTI made contributions to the Plan totaling $0.8 million for RTI employees and $0.4 million for the employees of MFC. We expect to make contributions for the remainder of fiscal 2004 totaling $0.3 million for RTI employees and $0.1 million for MFC employees.

As discussed in more detail in Note I to the Condensed Consolidated Financial Statements, Piccadilly announced on October 29, 2003 that it had filed for Chapter 11 protection under the United States Bankruptcy Code. To the best of our knowledge, Piccadilly did not make two $0.4 million payments to the Plan due on October 15, 2003 and January 15, 2004 and will likely not make a further payment totaling $0.3 million which is due on April 15, 2004. On January 15, 2004, RTI and Compass each paid $0.4 million to the Plan’s trust on behalf of Piccadilly. To the best of our knowledge, MHC or Compass has made all contributions required of MHC.

Significant Contractual Obligations and Commercial Commitments

Long-term financial obligations were as follows as of March 2, 2004 (in thousands):

	Payments Due By Period
	Total	Less than 1	1-3	3-5	More than 5
		year	years	years	years
Notes payable and other long-term debt,
including current maturities	$ 6,427	$ 511	$ 1,150	$ 1,367	$ 3,399
Unsecured senior notes (Series A and B)	150,000				150,000
Revolving credit facility	10,000		10,000
Other operating leases, net of sublease
payments	228,309	25,544	48,122	42,446	112,197
	$394,736	$ 26,055	$ 59,272	$ 43,813	$265,596

For purposes of calculating total debt to capital, we include all of the above, including the present value of operating leases, as well as the letters of credit and franchisee loan guarantees presented below, as debt.

Commercial Commitments (in thousands):

Total at
March 2, 2004
Letters of Credit	$10,093
Franchisee loan guarantees	17,879
Divestiture guarantees	8,541
$36,513

See Notes F and I to the Condensed Consolidated Financial Statements for further discussion of our franchise programs and guarantees, including discussion of our contingent liabilities with respect to guarantees of certain benefits and other charges of MFC (subsequently acquired by Piccadilly), one of the two companies (along with MHC (which was later acquired by Compass)) we spun-off in 1996. Under agreements entered into among RTI, MHC and MFC, we are to share equally certain liabilities of MFC as of the date of the “spin-off” transaction in 1996. The divestiture guarantees amount shown above does not include a liability totaling $2.9 million recorded by RTI for our MFC guarantee obligations. The amount shown does include, however, our estimated divestiture guarantees related to MHC and the portion of MFC liabilities for which MHC is currently responsible. Should MHC and Compass fail to fulfill MHC’s obligations relative to the spin-off agreements, we may be required to pay the full remaining amount of such liabilities.

Borrowings and Credit Facilities

RTI has a $200.6 million revolving credit facility (the “Revolver”) which includes a $10.0 million current line and a $30.0 million sub-limit for letters of credit. At March 2, 2004, we had borrowings of $10.0 million outstanding under the Revolver. The Revolver is scheduled to mature on October 10, 2005.

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

During the remainder of fiscal 2004, we expect to fund operations, capital expansion, the repurchase of common stock, and the payment of dividends from cash flow from operating activities, the Revolver, and through operating leases. See “Special Note Regarding Forward-Looking Information.”

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

New Accounting Standards and Interpretations Not Yet Adopted

As discussed in detail in Note H to the Condensed Consolidated Financial Statements, in December 2003 the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”). FIN 46R deferred the effective date of the Interpretation to the last day of our fiscal 2004 fourth quarter (June 1, 2004) and included certain scope exceptions, one of which, subject to certain exceptions, applies to entities that meet the criteria of a “business” as defined in FIN 46R. We have previously stated our belief that our domestic and international traditional franchisees will meet the FASB’s definition of a “business,” and therefore will not be subject to FIN 46R and will not be consolidated.

Our franchise partnership program currently includes 24 franchisees (franchises in which we have a 1% or 50% ownership interest) which collectively operate a total of 204 Ruby Tuesday restaurants. Based on an analysis prepared using financial information as of and for the year ended December 30, 2003 obtained from each of the partnerships, we do not anticipate that any of our franchise partnerships will be consolidated as of June 1, 2004. This interim conclusion was based on the fact that, as with our traditional franchises, our franchise partnerships will meet the definition of a “business” and therefore will not be subject to the Interpretation due to the new business scope exception. In our analysis, we addressed whether our franchise entities are designed so that substantially all of their activities either involve or are conducted on behalf of the franchisor (we concluded they were not) and whether the reporting enterprise (RTI) and its related parties provide more than half of the equity, subordinated debt and other forms of subordinated financial support to the entities based on an analysis of the fair values of the interests in those entities. In no case did RTI provide more than half of the equity, subordinated debt and other forms of subordinated financial support to any of the franchise entities. If, at a future date, RTI does provide more than half of the subordinated financial support to a franchise entity, consolidation would not be automatic, as the franchise entity would be subject to further testing under the FIN 46R guidelines.

For the thirteen and thirty-nine weeks ended March 2, 2004, sales at franchise partnership Ruby Tuesday restaurants totaled $109.5 million and $295.7 million, respectively. In addition, franchise partnership entities owed RTI $2.1 million and $42.9 million for accounts and notes receivable, respectively, as of March 2, 2004. The accounts receivable amount represents the current amount due from franchise partnership entities for royalties and support service fees. See Note I to the Condensed Consolidated Financial Statements for a discussion of RTI’s guarantees of franchise partnership debt.

Known Events, Uncertainties and Trends:

Financial Strategy and Stock Repurchase Plan

Our financial strategy is to utilize a prudent amount of debt, including operating leases, to minimize the weighted average cost of capital while allowing financial flexibility and the equivalent of an investment-grade bond rating. This strategy allows us to repurchase RTI common stock at times when cash flow exceeds capital expenditures and other funding requirements. We repurchased a negligible amount of stock during the thirty-nine weeks ended March 2, 2004. The total number of remaining shares authorized to be repurchased, as of March 2, 2004, is approximately 5.0 million. To the extent not funded with cash from operating activities, additional repurchases may be funded by borrowings from the Revolver.

Dividends

During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to RTI’s shareholders. On January 7, 2004, the Board of Directors declared a semi-annual cash dividend of $0.0225 per share, payable on February 6, 2004, to shareholders of record at the close of business on January 23, 2004. We paid dividends of $2.9 million during the thirty-nine week period ended March 2, 2004. The payment of a dividend in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future. Additionally, our credit facilities contain certain limitations on the payment of dividends. See “Special Note Regarding Forward-Looking Information.”

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk

From time to time, we manage our exposure to changes in short-term interest rates, particularly to reduce the impact on debt obligations, by entering into interest rate swap agreements. These agreements are with high credit quality commercial banks. Credit risk, which is inherent in all swaps, has been minimized to a large extent. Interest expense is adjusted for the difference to be paid or received as interest rates change. During the thirty-nine week period ended March 2, 2004, our interest rate swaps required us to pay the banks $1.0 million, charged to interest expense, because the fixed rates we paid were higher than current floating market rates. These interest rate swap agreements matured in November and December 2003, and we decided not to renew them at that time.

A hypothetical 100 basis point increase in short-term interest rates would result in an additional $0.1 million of annual interest expense as we are not currently hedging our floating rate obligations.

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

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

(a)	The following exhibits are filed as part of this report:

 Exhibit No.

31.1	Certification of Samuel E. Beall, III, Chairman of the Board and Chief Executive Officer.

31.2	Certification of Marguerite N. Duffy, Senior Vice President, Chief Financial Officer.

32.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Sixth Amendment, dated as of February 16, 2004, to the Morrison Retirement Plan.

99.2	Master Distribution Agreement, dated as of December 9, 2003 between Ruby Tuesday, Inc.
and PFG Customized Distribution (portions of the agreement have been redacted pursuant to a confidential treatment request filed with the SEC).

99.3	First Amendment, dated as of December 10, 2003, to the Intellectual Property Agreement, by and
between Ruby Tuesday, Inc., RTBDI, Inc., and Specialty Restaurant Group, LLC.

(b)	Reports on Form 8-K:

1.    We furnished a Current Report on Form 8-K on January 7, 2004, which included our press release announcing our financial results for the quarter ended December 2, 2003.

2.    We furnished a Current Report on Form 8-K on February 25, 2004, which included our press release announcing our fiscal 2004 third quarter same-store sales and diluted earnings per share growth estimates, as well as the fact that the Company does not anticipate consolidating the franchise partnership system.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUBY TUESDAY, INC.
(Registrant)

Date: April 9, 2004	BY: /s/ MARGUERITE N. DUFFY —————————————— Marguerite N. Duffy Senior Vice President and Chief Financial Officer