Form 10-K
period 2004-06-01
RUBY TUESDAY INC
filed 2004-07-30
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: June 1, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number1-12454

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

Title of class
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes   No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last day of the second fiscal quarter ended December 2, 2003 was $1,952,309,759 based on the closing stock price of $29.71 on December 2, 2003.

The number of shares of the registrant’s common stock outstanding as of July 26, 2004, the latest practicable date prior to the filing of this Annual Report, was 65,633,330.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, is incorporated into Part III hereof.

Part I
Item 1. Business

Background
The first Ruby Tuesday® restaurant was opened in 1972 in Knoxville, Tennessee near the campus of the University of Tennessee. The Ruby Tuesday concept, which at the time consisted of 16 restaurants, was acquired by Morrison Restaurants Inc. (“Morrison”) in 1982. During the following years, Morrison grew the concept to over 300 units with concentrations in the Northeast, Southeast, Mid-Atlantic and Midwest regions of the United States and added other casual dining concepts, including the internally-developed American Cafe® and the acquired Tias Inc., a chain of Tex-Mex restaurants. In a spin-off transaction that occurred on March 9, 1996, shareholders of Morrison approved the distribution of two separate businesses of Morrison to its shareholders, Morrison Fresh Cooking, Inc. (“MFC”) and Morrison Health Care, Inc. (“MHC”). In conjunction with the spin-off, Morrison was reincorporated in the State of Georgia and changed its name to Ruby Tuesday, Inc.  Ruby Tuesday, Inc. and its wholly-owned subsidiaries are sometimes referred to herein as “RTI” or the “Company.”

We began our traditional franchise program in 1997 with the opening of one domestic and two international franchised Ruby Tuesday restaurants. The following year, we introduced a program we called our “franchise partnership program,” under which we own 1% or 50% of the equity of each of the entities that own and operate Ruby Tuesday franchised restaurants. We do not own any of the equity of entities that hold franchises under our traditional franchise program. Since 1997, agreements for the development of new franchised Ruby Tuesday restaurants have been signed with 41 franchisees, comprised of 24 franchise partnerships, four traditional domestic and 13 traditional international franchisees. In conjunction with the signing of the franchise partnership agreements, between fiscal 1997 and 2002, we sold 123 Ruby Tuesday restaurants in our non-core markets to the franchise partnerships. In addition, the 13 international franchisees (including Puerto Rico) hold rights to develop Ruby Tuesday restaurants in 23 countries.

On November 20, 2000, the American Cafe (including L&N Seafood) and Tia’s Tex-Mex concepts, with 69 operating units, were sold to Specialty Restaurant Group, LLC (“SRG”), a limited liability company owned by the former President of the Company’s American Cafe and Tia’s Tex-Mex concepts and certain members of his management team.

Operations
We own and operate the Ruby Tuesday concept in the bar and grill segment of casual dining. We also offer franchises for the Ruby Tuesday concept in domestic and international markets.  As of June 1, 2004, we owned and operated 484 casual dining restaurants, located in 26 states and the District of Columbia. Also, as of June 1, 2004, the franchise partnerships operated 209 restaurants located in 18 states and traditional franchisees operated seven domestic and 36 international restaurants.  A listing of the states and countries in which our franchisees operate is set forth below in Item 2 entitled “Properties.”

Ruby Tuesday restaurants are casual, full-service restaurants with warm woods, whimsical artifacts and classic tiffany style lamps which create a comfortable, nostalgic look and feel. Ruby Tuesday’s menu emphasizes a variety of entrees to satisfy any customer’s tastes and preferences. Some of Ruby Tuesday’s most popular entree items, which are prepared fresh daily, include ribs, chicken entrees, steak entrees, seafood entrees, pasta entrees, burgers, soups, sandwiches, our signature salad bar, and signature Tallcake® desserts in strawberry and chocolate varieties. Entree selections range in price from $6.49 to $16.99.

Ruby Tuesday’s “curb-side to-goSM” initiative was completed at both Company-owned and franchise restaurants in the second quarter of fiscal 2004.  This program provides a quick, convenient alternative for active customers who are on the go.  In addition to the “curb-side to-goSM” program, the Company has added more choices for health-conscious guests with Ruby Tuesday’s Smart EatingSM program.  This program includes more than 30 low-carb items and over 20 lower-fat, lower-calorie dishes.  We also provide nutritional information, such as calories, fat grams, net carbohydrate grams and fiber grams, and a guide to a healthier lifestyle, on the tables in every restaurant.  In addition to the Smart EatingSM program, Ruby Tuesday rolled out a Kids Smart EatingSM program in June 2004.  This program adds healthier options to our children’s menu, which now includes nutritional information for each item, as well as nutritional tips and games designed to teach kids about healthy lifestyles and nutrition choices.  Many of the items on the new Kids Smart EatingSM menu include healthier versions of traditional favorites, with fewer than 600 calories.

At June 1, 2004, the Company owned and operated units concentrated primarily in the Southeast, Northeast, Mid-Atlantic and Midwest. We consider these regions to be our core markets. We plan to open approximately 50-55 Company-owned units during fiscal 2005. The majority of these new restaurants are expected to be located in existing markets. Current development plans call for a continued shift towards freestanding restaurants versus mall-based restaurants, and we expect all of the new restaurants planned for fiscal 2005 to be freestanding. Existing prototypes range in size from 4,600 to 6,200 square feet with seating for 162 to 300 guests. Because these restaurants provide for substantial seating in proportion to the square footage of the buildings, we believe these restaurants offer an opportunity for improved restaurant-level returns on investment. We also believe there is potential for several thousand additional Ruby Tuesday restaurants to be operated across the United States. The availability of several different restaurant prototypes enables us to develop restaurants in a variety of different markets, including rural America, locations adjacent to interstate highways, locations within office complexes, as well as our more traditional sites. Other than population and traffic volume, our site selection requirements for these new restaurants include annual household incomes ranging from $30,000 to $80,000, good accessibility to our restaurants, and visibility of the location. New restaurants are operated by general managers who are rewarded for their ability to grow sales and operating profit.

Franchising
As previously noted, we currently have franchise arrangements with 41 franchise groups, including 24 franchise partnerships, four traditional domestic franchisees and 13 international franchisees.  The franchise partnership program allows us to become a 1% or 50% equity owner of the franchise partnerships.  It also provides us with an option to purchase the remainder of the equity of the franchise entity at a fair market value multiple after a pre-determined number of years.  We do not own any equity interest in our traditional domestic or international franchisees.  Our franchisees operate Ruby Tuesday restaurants in 22 states and Puerto Rico and 12 in foreign countries.

As of June 1, 2004, there were 252 franchise restaurants, including 209 operated by franchise partnerships.  Franchisees opened 40 restaurants in fiscal 2004, 23 restaurants in fiscal 2003, and 44 restaurants in fiscal 2002 (19 of which were acquired from RTI).  We anticipate that our franchisees will open approximately 40 restaurants in fiscal 2005.

Generally, franchise arrangements consist of a development agreement and a separate franchise agreement for each restaurant.  Under a development agreement, a franchisee is granted the exclusive right, and undertakes the obligation, to develop multiple restaurants within a specifically described geographic territory.  The term of a domestic franchise agreement is generally 15 years, with two five year renewal options.

For each restaurant developed under a domestic development agreement, a franchisee is currently obligated to pay a development fee of $10,000 per restaurant (at the time of signing a development agreement), an initial franchise fee (which typically is $35,000 in the aggregate for domestic franchisees), and a royalty fee equal to 4.0% of the restaurant’s monthly gross sales, as defined in the franchise agreement.  Development and operating fees for international units vary.

Franchisees in the franchise partnership program are required to enter into support services agreements with RTI.  Under the support services agreements, we provide specified additional services to assist the franchisees with various aspects of the business including, but not limited to, processing of payroll, basic bookkeeping and tax reporting.  Fees for these services are typically 4.0% of monthly gross sales, as defined in the franchise agreement.

While financing is the responsibility of the franchisee, we make available to the franchise partnerships information about financial institutions interested in financing the costs of restaurant development for qualified franchisees, and, in limited instances, we provide partial guarantees to these lenders.

We provide ongoing training and assistance to all of our franchisees in connection with the operation and management of each restaurant through WOW-U®, our training facility, meetings, on-premises visits, and by written or other material.

Training
The Company’s WOW-U, located in the Maryville, Tennessee Restaurant Support Services Center, serves as the centralized training center for all of our and the franchisees’ multi-unit operators and other team members. Facilities include classrooms and a test kitchen. WOW-U provides managers with the opportunity to assemble for intensive, ongoing instruction and interaction. Programs include classroom instruction and various team competitions, which are designed to contribute to the skill and enhance the dedication of the Company and franchise teams and to strengthen our corporate culture. Further contributing to the training experience is the RT LodgeSM, which is located on a wooded campus just minutes from the Restaurant Support Services Center. RT Lodge serves as the lodging quarters and dining facility for those attending WOW-U. After a long day of instruction and competition, trainees have the opportunity to dine and socialize with fellow team members in a relaxed and tranquil atmosphere. We believe our emphasis on training and retaining high quality restaurant managers is critical to our long-term success.

Research and Development
We do not engage in any material research and development activities. However, we do engage in ongoing studies to assist with the development of menu items. Additionally, we conduct extensive consumer research to determine our guests’ preferences, trends, and opinions.

Raw Materials
We negotiate directly with our suppliers for the purchase of raw materials and maintain contracts with select suppliers for both our Company-owned and franchised restaurants.  These contracts may include negotiations for distribution of raw materials under a cost plus delivery fee basis and/or specifications that maintain a term-based contract with a renewal option.  If any major supplier or our distributor is unable to meet our supply needs, we would negotiate and enter into agreements with alternative providers to supply or distribute products to our restaurants.

We use purchase commitment contracts to stabilize the potentially volatile prices of certain commodities. Because of the relatively short storage life of inventories, limited storage facilities at the restaurants, our requirement for fresh products and the numerous sources of goods, a minimum amount of inventory is maintained at our restaurants. In the event of a disruption of supply, all essential food, beverage and operational products can be obtained from secondary vendors and alternative suppliers.

Trade and Service Marks of the Company
We and our affiliates have registered certain trade and service marks with the United States Patent and Trademark Office, including the name “Ruby Tuesday.” RTI holds a license to use all such trade and service marks from our affiliates, including the right to sub-license the related trade and service marks. We believe that these and other related marks are of material importance to our business. Registration of the Ruby Tuesday trademark expires in 2005, unless renewed.  We expect to renew this registration at the appropriate time.

Seasonality
Our business is moderately seasonal. Average restaurant sales of our mall-based restaurants, which represent approximately 24% of our total restaurants, are slightly higher during the holiday season. Freestanding restaurant sales are generally higher in the spring and summer months.

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

Government Regulation
We and our franchisees are subject to various licensing requirements and regulations at both the state and local levels for items such as zoning, land use, sanitation, alcoholic beverage control, and health and fire safety. We have not encountered any significant difficulties or failures in obtaining the required licenses or approvals that could delay the opening of a new restaurant or the operation of an existing unit and we do not presently anticipate any of these difficulties to occur in the future. Our business is subject to various other regulations by federal, state and local governments, such as compliance with various health care, minimum wage, and fair labor standards. Compliance with these regulations has not had, and is not expected to have, a material adverse effect on our operations.

We are subject to a variety of federal and state laws governing franchise sales and the franchise relationship.  In general, these laws and regulations impose certain disclosure and registration requirements prior to the offer and sale of franchises.  Rulings of several state and federal courts and existing or proposed federal and state laws demonstrate a trend toward increased protection of the rights and interests of franchisees against franchisors.  Such decisions and laws may limit the ability of franchisors to enforce certain provisions of franchise agreements or to alter or terminate franchise agreements.  Due to the scope of our business and the complexity of franchise regulations, we may encounter minor compliance issues from time to time.  We do not believe, however, that any of these issues will have a material adverse effect on our business.

Environmental Compliance
Compliance with federal, state and local laws and regulations which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not expected to have a material effect on our capital expenditures, earnings or competitive position.

Personnel
As of June 1, 2004, we employed approximately 15,600 full-time and 21,400 part-time employees, including approximately 500 support center management and staff personnel.  We believe that our employee relations are good and that working conditions and employee compensation is comparable with our major competitors. Our employees are not covered by a collective bargaining agreement.

Executive Officers of the Company
Executive officers of the Company are appointed by and serve at the discretion of the Company’s Board of Directors. Information regarding the Company’s executive officers as of July 30, 2004, is provided below.

Name	Age	Position	Executive Officer Since
S. E. Beall, III	54	Chairman of the Board, President and Chief Executive Officer	1982
D. T. Cronk	51	Senior Vice President, General Counsel and Secretary	1997
A. R. Johnson	52	Senior Vice President	2000
M. N. Duffy	43	Senior Vice President, Chief Financial Officer	2001
N. N. Ibrahim	43	Senior Vice President, Chief Technology Officer	2003
R. F. LeBoeuf	42	Senior Vice President, Chief People Officer	2003

Mr. Beall has been Chairman of the Board and Chief Executive Officer of the Company and prior to the spin-off transaction, Morrison, since May 5, 1995, and has been Chairman, President & Chief Executive Officer of the Company since July 2004. Mr. Beall served as President and Chief Executive Officer of Morrison from June 6, 1992 to May 4, 1995, as President and Chief Operating Officer of Morrison from September 1986 to June 1992, and held various executive positions from April 1982 to September 1986. Mr. Beall founded Ruby Tuesday, Inc. (the predecessor company) in 1972 and served as the President and Chief Executive Officer of Ruby Tuesday, Inc. from 1972 to April 1982.

Mr. Cronk joined the Company as Senior Vice President-Legal in July 1997 and was named Senior Vice President, General Counsel and Secretary of the Company in April 1998. Prior to joining the Company, Mr. Cronk was Vice President-Worldwide Development, of Friday’s Hospitality Worldwide, Inc. from November 1995 to July 1997 and Vice President and General Counsel, of Friday’s Hospitality Worldwide, Inc. from January 1991 to November 1995.

Mr. Johnson joined the Company in April 2000 and was named Senior Vice President in May 2000. Prior to joining the Company, Mr. Johnson was the President of Hopewell & Co. from February 1997 to April 2000, Vice President of Dollar General Corporation from October 1996 to February 1997, and President of the Specialty Division and Senior Vice President of Morrison from May 1992 to May 1996.

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

Mr. Ibrahim joined the Company in July 2001 and was named Senior Vice President, Chief Technology Officer in April 2003. He served as Vice President, Chief Technology Officer from July 2001 to April 2003. Prior to joining the company, Mr. Ibrahim served as a consultant to the Company’s Information Technology department from June 1997 to July 2001.

Mr. LeBoeuf joined the Company in July 1986 and was named Senior Vice President, Chief People Officer in June 2003. From August 2001 to June 2003, Mr. LeBoeuf served as Vice President, Human Resources and, from October 2000 to August 2001, as Vice President, Support Services. From October 1999 to October 2000, Mr. LeBoeuf was named Director of Training and Development, and he was a Regional Financial Analyst from January 1997 to October 1999 (from January 1999 through October 1999 he was also Tia’s Tex-Mex Controller). Prior to January 1997, Mr. LeBoeuf held various operational positions with the Company.

Available Information
The Company maintains a website at www.rubytuesday.com. The Company makes available on its website, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as it is reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The Company is not including the information contained on or available through its website as a part of, or incorporating such information into, this Annual Report on Form 10-K.

A copy of the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, will be made available without charge to all shareholders upon written request to the Company. Shareholders are encouraged to direct such requests to the Company’s Investor Relations department at the Restaurant Support Services Center, 150 West Church Avenue, Maryville, Tennessee  37801.  As an alternative, Form 10-K can also be printed from the investor relations section of the Company’s website at www.rubytuesday.com.

Item 2. Properties

Information regarding the locations of our Ruby Tuesday restaurants is shown in the list below. Of the 484 Company-owned and operated restaurants as of June 1, 2004, we owned the land and buildings for 213 restaurants, owned the buildings and held non-cancelable long-term land leases for 128 restaurants, and held non-cancelable leases covering land and buildings for 143 restaurants. The Company’s Restaurant Support Services Center in Maryville, Tennessee, which was opened in fiscal 1998, is owned by the Company. Our executives and certain other administrative personnel are located in the Maryville Support Services Center. Since fiscal 2001, we have expanded the Restaurant Support Services Center by opening second and third locations also in Maryville.

Additional information concerning our properties and leasing arrangements is included in Note 6 to Consolidated Financial Statements appearing in Part II, Item 8 of this Form 10-K.

Under our franchise agreements, we have certain rights to gain control of a restaurant site in the event of default under the franchise agreements.

The following table lists the locations of the Company-owned and franchised restaurants as of June 1, 2004:

	Number of Restaurants
State or Country	Company	Franchise	Total System
Domestic:
Alabama	42	--	42
Arkansas	4	2	6
Arizona	7	--	7
California	--	2	2
Colorado	--	11	11
Connecticut	15	--	15
Delaware	6	--	6
Florida	24	63	87
Georgia	50	--	50
Illinois	1	22	23
Indiana	2	9	11
Iowa	--	1	1
Kansas	--	4	4
Kentucky	6	5	11
Louisiana	3	--	3
Maine	--	6	6
Massachusetts	11	--	11
Maryland	25	--	25
Michigan	--	28	28
Minnesota	--	7	7
Mississippi	12	--	12
Missouri	3	15	18
Nebraska	--	6	6
Nevada	--	1	1
New Hampshire	4	--	4
New Jersey	16	--	16
New York	14	20	34
North Carolina	35	--	35
Ohio	33	--	33
Oregon	--	2	2
Pennsylvania	39	--	39
Rhode Island	3	--	3
South Carolina	27	--	27
South Dakota	--	1	1
Tennessee	37	--	37
Texas	--	1	1
Utah	--	5	5
Virginia	58	--	58
West Virginia	5	--	5
Washington	--	5	5
Washington, DC	2	--	2
Total Domestic	484	216	700

	Number of Restaurants
State or Country	Company	Franchise	Total System
International:
Canada	--	1	1
Chile	--	7	7
Greece	--	3	3
Hawaii*	--	1	1
Honduras	--	2	2
Hong Kong	--	3	3
Iceland	--	2	2
India	--	6	6
Kuwait	--	1	1
Mexico	--	3	3
Puerto Rico	--	3	3
Romania	--	2	2
Taiwan	--	1	1
Trinidad	--	1	1
Total International	--	36	36
	484	252	736

*  Hawaii is treated as an international location for internal purposes.

Item 3. Legal Proceedings

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business.  In the opinion of management, the ultimate resolution of these pending legal proceedings will not have a material adverse effect on our operations, financial position or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II
Item 5. Market for the Registrant’s Common Equity,
Related Stockholder Matters and Issuer Purchases of Equity Securities

Certain information required by this Item 5 is included in Note 12 to Consolidated Financial Statements appearing in Part II, Item 8 of this Form 10-K.

During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to RTI’s shareholders. This policy calls for payment of semi-annual dividends of 2.25¢ per share. The payment of a dividend in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future. Additionally, our credit facilities contain certain limitations on the payment of dividends. During fiscal 2004, we declared and paid semi-annual dividends in the first and third quarters. On July 14, 2004, our Board of Directors declared a semi-annual cash dividend of 2.25¢ per share payable on August 9, 2004 to shareholders of record on July 26, 2004.

The following table includes information regarding purchases of our common stock made by us during the fourth quarter of the year ended June 1, 2004:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (2)

Month #1 (March 3 to April 6)	—	—	—	5,000,442
Month #2 (April 7 to May 4)	1,192,186	$30.69	1,192,186	3,808,256
Month #3 (May 5 to June 1)	1,203	$32.00	1,203	3,807,053

(1) No shares were repurchased other than through our publicly announced repurchase programs and authorizations during the fourth quarter of our year ended June 1, 2004.

(2) On April 12, 1999, our Board of Directors authorized the repurchase of up to 6.5 million shares of our common stock (13.0 million adjusted for a May 19, 2000 2-for-1 stock split), with the timing, price, quantity, and manner of the purchases to be made at the discretion of management, depending upon market conditions.  During the period from the authorization date through June 1, 2004, approximately 9.2 million shares have been repurchased at a cost of approximately $151.2 million.

Item 6. Selected Financial Data

Summary of Operations
(In thousands except per-share data)

	Fiscal Year
	2004	2003	2002		2001	2000

Revenue	$1,041,359	$913,784	$833,181		$782,608	$793,379

Income before income taxes and cumulative effect of change in accounting principle	$170,816	$135,710	$88,146	*	$92,274	$62,771	**
Provision for income taxes	60,807	47,226	29,870		33,035	26,231
Income before cumulative effect of change in accounting principle	110,009	88,484	58,276		59,239	36,540
Cumulative effect of change in accounting principle			58
Net income	$110,009	$88,484	$58,218	*	$59,239	$36,540	**

Earnings per share:
Basic	$1.68	$1.38	$0.91	*	$0.94	$0.58	**

Diluted	$1.64	$1.36	$0.88	*	$0.91	$0.57	**

Weighted average common and common equivalent shares:
Basic	65,510	63,967	64,086		62,900	62,532

Diluted	67,076	65,093	65,912		65,088	64,576

All fiscal years are composed of 52 weeks.

Weighted average shares and all per-share data for years prior to a stock split have been restated from their original presentation to give effect to the 2-for-1 stock split which occurred in fiscal 2000.

Other financial data:
Total assets	$918,533		$804,521		$520,327		$445,667		$439,212
Long-term debt, less current maturities	$168,087		$207,064		$ 7,626		$ 15,212		$ 636
Shareholders’ equity	$526,784		$414,528		$334,406		$284,271		$229,824
Cash dividends per share of common stock	4.5	¢	4.5	¢	4.5	¢	4.5	¢	4.5	¢

*

Includes a pre-tax charge of $28.9 million ($17.5 million after-tax) recorded on the loss on the Specialty Restaurant Group, LLC note receivable. Diluted earnings per share excluding this loss would have been $1.15 (see “Pre-tax Profit” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation to the reported financial results).

**	Includes a pre-tax charge of $10.0 million ($10.1 million after-tax) recorded in conjunction with the planned sale of the American Cafe, L&N Seafood, and Tia’s Tex-Mex restaurants.

Item 7. Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Introduction and Overview
Ruby Tuesday, Inc. (“RTI” or the “Company”) owns and operates Ruby Tuesday® casual dining restaurants. We also franchise the Ruby Tuesday concept in selected domestic and international markets.  As of fiscal year end, we owned and operated 484 Ruby Tuesday restaurants, located in 26 states and the District of Columbia.  We also own 1% or 50% of the equity of each of 24 domestic franchisees with the balance of the equity in these franchisees being owned by the various operators of the franchise businesses.  As of year end, these franchisees, which we refer to as “franchise partnerships,” operated 209 restaurants. Our other franchisees, domestic and international, operated 43 restaurants. RTI’s franchisees operate restaurants in 22 states and Puerto Rico and 12 foreign countries.

Casual dining, the segment of the restaurant industry in which we operate, is intensely competitive with respect to prices, services, locations and the types and quality of food.  We compete with other food service operations, including locally-owned restaurants, and other national and regional restaurant chains that offer the same or similar types of services and products as we do.  Our industry is often affected by changes in consumer tastes, national, regional or local conditions, demographic trends, traffic patterns, and the types, numbers and locations of competing restaurants.  There also is significant competition in the restaurant industry for management personnel and for attractive commercial real estate sites suitable for restaurants.

Our historical results have been achieved by using a blend of successful factors, including the following:

•	providing casual food in a fun atmosphere for a reasonable price;

•	being an operations-driven company, with hands-on leadership;

•	opening successful units;

•	providing real-time information and analysis to restaurant management teams;

•	leveraging brand and support services through franchising;

•	quickly responding to new opportunities; and

•	increasing average unit volumes.

Our performance goals focus on measurements we believe are key to our growth and progress, including, but not limited to, same-store sales, new unit openings, and pre-tax margins.  Our performance in these areas is discussed throughout this Managment's Discussion and Analysis of Financial Condition and Results of Operations section.

We remind you that, in order to best obtain an understanding of the significant factors that influenced our performance during the last three fiscal years, this Management’s Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the Consolidated Financial Statements and related Notes.

References to franchise system revenue contained in this section are presented solely for the purposes of enhancing the investor's understanding of the franchise system, including franchise partnerships and traditional domestic and international franchisees. Franchise system revenues are not included in, and are not, revenues of Ruby Tuesday, Inc. However, we believe that such information does provide the investor with a basis for better understanding of our revenue from franchising activities, which includes royalties, and, in the case of our franchise partnership system, our support service income and equity in earnings of unconsolidated franchises. Franchise system revenue contained in this section is based upon or derived from information which we obtain from our franchisees in our capacity as franchisor.

Results of Operations
Sales
Sales at Ruby Tuesday restaurants in fiscal 2004 grew 13.9% over fiscal 2003 for Company-owned restaurants and 17.1% for domestic and international franchise restaurants. The tables presented below reflect Ruby Tuesday concept sales and average unit volumes for the last five years, and other revenue information for the last three years.

Ruby Tuesday Concept Sales (in millions):

Fiscal Year	Company-Owned	Franchise

2004	$ 1,023.3	$ 454.0
2003	898.4	387.6
2002	819.1	348.0
2001	720.3	288.5
2000	676.8	186.5

Average Unit Volumes - Company-owned Ruby Tuesday restaurants:

Fiscal Year

2004	$2,213,900
2003	2,151,200
2002	2,111,100
2001	2,026,200
2000	1,967,800

Other Revenue Information:

	2004	2003	2002
Company restaurant sales	$ 1,023,342,000	$ 898,440,000	$ 819,097,000
Company restaurant sales growth-percentage	13.9%	9.7%	6.4%
Franchise revenue (a)	$ 18,017,000	$ 15,344,000	$ 14,084,000
Franchise revenue growth-percentage	17.4%	8.9%	13.1%
Total revenue	$ 1,041,359,000	$ 913,784,000	$ 833,181,000
Total revenue growth-percentage	14.0%	9.7%	6.5%

(a)

Franchise revenue includes royalty, license and development fees paid to us by our franchisees, exclusive of support service fees of $17.9 million, $13.9 million, and $11.7 million, in fiscal years 2004, 2003 and 2002, respectively, which are recorded as an offset to selling, general and administrative expenses.

RTI’s increase in Company restaurant sales in fiscal 2004 is attributable to growth in the number of restaurants coupled with same store sales growth and higher average unit volumes. Same-store sales for Company-owned units increased 2.3% in fiscal 2004. No units were sold to franchisees (“refranchised”) during the year.

Franchise development and license fees received are recognized when we have substantially performed all material services and the restaurant has opened for business. Franchise royalties (generally 4% of monthly sales) are recognized as franchise revenue on the accrual basis.  Franchise revenue increased 17.4% to $18.0 million and 8.9% to $15.3 million in fiscal 2004 and 2003, respectively. The increases are primarily attributable to growth of the domestic franchise partnership and international franchise programs.  Total franchise restaurant sales are shown in the table below.

	2004	2003	2002
Franchise restaurant sales (b)	$ 453,982,000	$ 387,592,000	$ 347,982,000
Franchise restaurant sales growth-percentage	17.1%	11.4%	20.6%

(b)	Includes sales of all domestic and international Ruby Tuesday restaurants.

RTI franchise sales increased 17.1% in fiscal 2004 due to growth in the number of restaurants and an increase in average unit volumes. Same store sales at domestic franchise restaurants (including franchise partnership and traditional franchise restaurants) increased 4.0% in fiscal 2004 due to increased franchise participation in sales building activities.

Ruby Tuesday Restaurants
The table below presents the number of Ruby Tuesday concept restaurants at each fiscal year end from fiscal 2000 through fiscal 2004:

Fiscal Year	Company-Owned	Franchise	Total

2004	484	252	736
2003	440	217	657
2002	397	199	596
2001	374	163	537
2000	336	146	482

Overview
During fiscal 2004, we

•	opened 50 Ruby Tuesday restaurants, and

•	closed six Ruby Tuesday restaurants due to lease terminations.

During fiscal 2003, we

•	opened 50 Ruby Tuesday restaurants, and

•	closed the following restaurants:

	•	four due to lease terminations, and

	•	three that were not meeting management’s expectations. Each of these restaurants was closed as part of upgrading our portfolio of restaurants.

Our franchisees entered into development agreements with us whereby they committed to open a specified number of Ruby Tuesday restaurants in their assigned territories over a specific period of time. Pursuant to development agreements, 40 Ruby Tuesday franchise restaurants (23 franchise partnership and 17 traditional) were opened during fiscal 2004 and 23 Ruby Tuesday franchise restaurants (15 franchise partnership and eight traditional) were opened during fiscal 2003.

Impact of Recently Adopted Accounting Pronouncements
On December 24, 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  The Interpretation replaces the original FASB Interpretation No. 46 (“FIN 46”), which had been issued on January 17, 2003.  FIN 46R addresses the consolidation of entities in which a reporting enterprise has an economic interest, but for which the traditional voting interest approach to consolidation (i.e., an approach based on voting rights) is ineffective in identifying where control of the entity really lies, or in which the equity investors do not bear the economic risks and rewards of the entity.  FIN 46R refers to those entities as variable interest entities (“VIEs”).  FIN 46R requires the consolidation of the VIE by the primary beneficiary, if any, of the entity.  The primary beneficiary is the entity which is required to absorb the majority of the economic risks or receive a majority of the expected economic rewards of the VIE.  FIN 46R is required to be adopted in financial statements for periods ending after March 15, 2004.

The entities in which we have a variable interest include the traditional franchisees and the franchise partnerships.  From the time of issuance of FIN 46 until recently, we have disclosed the possibility that some or all of the 24 franchise partnerships might be consolidated upon adoption of FIN 46.  Our disclosures were made based upon review of accounting literature as it was then drafted and with consideration given to our partial ownership (we own 1% or 50% of each of the 24 franchise partnerships), our acquisition loans to certain franchise partnerships created in refranchising situations, our limited guarantees on certain franchise partnership debt, and other support we provide to franchise partnerships.

FIN 46R provided clearer guidance for franchisors by, among other things, including a “business scope exception.”  As discussed further in Note 1 to the Consolidated Financial Statements, we reviewed all of our franchise relationships and concluded that all of the franchise entities meet the definition of a business (as defined in FIN 46R), and should, unless the level of support or nature of the relationship changes, be excluded from the scope of FIN 46R, and thus not consolidated.  We adopted FIN 46R effective June 1, 2004, and we did not consolidate any franchisee, or other entity, as a result of the adoption.

Pre-Tax Profit
For fiscal 2004, pre-tax profit was $170.8 million or 16.4% of total revenue, as compared to $135.7 million or 14.9% of total revenue, for fiscal 2003.  The primary contributors to the 1.5% increase as a percentage of revenue were savings we realized in cost of merchandise and payroll and related costs, both of which are discussed below.

Pre-tax profit for fiscal 2002 was $88.1 million after consideration of a pre-tax loss of $28.9 million related to the Specialty Restaurant Group, LLC (“SRG”) note receivable (the “SRG Note”). We wrote-off the SRG Note in the fourth quarter of fiscal 2002 due to a number of factors, all of which related to SRG’s declining operating performance and the receipt of notification on April 26, 2002 from SRG’s senior lender that payments due to us under the SRG Note were to be halted as a result of SRG’s covenant defaults.  A reconciliation of earnings excluding the loss on valuation of the SRG Note to the reported financial results is as follows:

	As reported – including loss on valuation of SRG Note	Effect of loss on valuation of SRG Note	Excluding loss on valuation of SRG Note
Fiscal 2002:
Income before income taxes and cumulative effect of change in accounting principle	$ 88,146	$ 28,856	$ 117,002
Provision for income taxes	29,870	11,329	41,199
Cumulative effect of change in accounting principle, net of tax	58		58
Net income	$ 58,218	$ 17,527	$ 75,745

Earnings per share:
Basic	$ 0.91	$ 0.27	$ 1.18

Diluted	$ 0.88	$ 0.27	$ 1.15

We believe comparisons in our discussions and analyses, excluding the loss on valuation of the SRG Note, are more useful to investors because they reflect adjustments for a one-time, non-recurring charge.  This permits a more meaningful comparison of our operating performance between fiscal 2003 and 2002.

Operating Profits
The following table sets forth selected restaurant operating data as a percentage of revenue for the periods indicated.  All information is derived from our Consolidated Financial Statements located in Item 8 of this Annual Report.

	2004	2003	2002
Restaurant sales and operating revenue	98.3%	98.3%	98.3%
Franchise revenue	1.7	1.7	1.7
Total revenue	100.0	100.0	100.0
Operating costs and expenses
(As a percentage of restaurant sales and operating revenue):
Cost of merchandise	25.7	26.6	26.9
Payroll and related costs	31.3	33.1	32.8
Other restaurant operating costs	16.7	16.9	18.9
Depreciation and amortization	5.3	5.1	4.1
Loss on SRG note receivable			3.5
(As a percentage of total revenue)
Selling, general and administrative, net of support service fees	6.1	4.9	5.4
Equity in (earnings) of unconsolidated franchises	(0.6)	(0.4)	(0.1)
Interest expense/(income), net	0.4	0.3	(0.7)
Total operating costs and expenses	83.6	85.1	89.4
Income before income taxes	16.4	14.9	10.6
Provision for income taxes	5.8	5.2	3.6
Net income	10.6%	9.7%	7.0%

Pre-tax Income
Pre-tax income increased $35.1 million in fiscal 2004 to $170.8 million. The increase was attributable to growth in the number of units, higher average unit volumes, increased franchising revenues, and a reduction, as a percentage of revenue, of cost of merchandise, payroll and related costs, and other restaurant operating costs as discussed below.

Pre-tax income increased $47.6 million in fiscal 2003 to $135.7 million.  Excluding the loss on the SRG Note receivable in fiscal 2002, pre-tax income for fiscal 2003 increased $18.7 million, or 16.0%.  The reported increase was due to growth in the number of units, higher average unit volumes, increased franchising revenue, and a reduction, as a percentage of revenue, of cost of merchandise, other restaurant operating costs, and selling, general and administrative expenses as discussed below as well as the prior year loss on valuation of the SRG Note.

Cost of Merchandise
Cost of merchandise, as a percentage of restaurant sales and operating revenue, decreased 0.9% in fiscal 2004 and 0.3% in fiscal 2003 primarily due to declining food costs with the roll-out of a new menu in March 2003.  Additionally, the decrease in fiscal 2004 was attributable to the roll-out of our new Smart EatingSM menu, which features lower food cost, but higher percentage gross margin, items such as wraps.

Payroll and Related Costs
Payroll and related costs decreased 1.8% as a percentage of restaurant sales and operating revenue in fiscal 2004 due to the prior year investment in training for our new service initiatives and a current year focus on decreasing hourly labor during operating periods outside of lunch and dinner shifts.  The decrease is also attributable to labor efficiencies resulting from the March 2003 new menu and savings associated with the utilization of more pre-cut produce, which decreased the amount of preparation time required for various menu items.

For fiscal 2003, payroll and related costs increased 0.3% as a percentage of restaurant sales and operating revenue, due to a continued focus on staffing levels and additional training costs incurred in transitioning units to our then current service initiatives. Higher worker’s compensation claims expense also contributed to the increase in payroll and related costs.

Other Restaurant Operating Costs
Other restaurant operating costs, as a percentage of restaurant sales and operating revenue, decreased 0.2% in fiscal 2004 primarily due to lower rent expense, which is a result of a focus on opening units in which we own the land and building as opposed to leased units, and general liability insurance expense, due to favorable claims experience.  The lower rent expense is offset by an increase in repairs, as we committed additional funds in fiscal 2004 to maintain or improve the overall appearance of our units.

For fiscal 2003, other restaurant operating costs, as a percentage of restaurant sales and operating revenue, decreased 2.0% primarily due to the refinancing of our bank-financed operating lease agreements with traditional bank debt and the corresponding purchase of the underlying properties, which resulted in rent expense (for the operating leases) being replaced by interest and depreciation expense (for the owned units), lower closing expense due in part to fewer closings in fiscal 2003 and lower asset impairment charges in comparison to the prior fiscal year.

Depreciation and Amortization
Depreciation and amortization, as a percentage of restaurant sales and operating revenue, increased 0.2% in fiscal 2004 as a result of the refinancing of our bank-financed operating leases in fiscal 2003 and our continued focus on opening units in which we own the land and building.

For fiscal 2003, depreciation and amortization, as a percentage of restaurant sales and operating revenue, increased 1.0% as a result of the acquisition of properties previously leased as part of the refinancing of the bank-financed operating leases discussed above.

Loss on SRG Note Receivable
During fiscal 2002, RTI recorded a loss on the SRG Note of $28.9 million. We wrote-off the SRG Note due to a number of factors, all of which related to SRG’s declining operating performance and the receipt of notification on April 26, 2002 from SRG’s senior lender that note payments due to us were to be halted as a result of SRG’s covenant defaults.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, as a percentage of total revenue, increased 1.2% in fiscal 2004. The increase is attributable to an increase in marketing and public relations costs related to the “to-go” and Ruby Tuesday Smart Eating campaigns, increased management labor due to the addition of new Directors of People, Standards and Results, or “DPSR’s,” our multi-unit operators, in order to reduce the span of control for each DPSR; increased advertising costs for the production of television commercials used for media testing during the first quarter of fiscal 2004; and higher collateral production costs due to the roll-out of the new menu as well as new plastic menu covers.  These increases are offset by higher support service fees from franchises and SRG.

For fiscal 2003, selling, general and administrative expenses decreased 0.5% as a percentage of total revenue.  The decrease is attributable to higher average unit volumes coupled with higher support service fees from franchises and SRG. Other decreases include lower equipment rent expenses due to the buyout of certain computer leases and lower information technology costs due to bringing unit level technology costs in-house.

Equity in Earnings of Unconsolidated Franchises
For fiscal 2004, our equity in the earnings of unconsolidated franchises increased to $5.9 million from $3.3 million in fiscal 2003, due to increased earnings attributable to the 50%-owned franchise partnerships coupled with the earnings attributable to four partnerships in which we acquired an additional 49% equity interest in fiscal 2004. For fiscal 2003, our equity in the earnings of unconsolidated franchises increased to $3.3 million from $0.9 million in fiscal 2002, for the same reasons.  As in fiscal 2004, we acquired an additional 49% equity interest in four partnerships in fiscal 2003.

Our agreements with franchise partnerships allow us to purchase an additional 49% equity interest for $0.5 million. We have chosen to exercise that option in situations in which we expect to earn a return similar to or better than that which we expect when we invest in new restaurants. During each of fiscal 2004 and fiscal 2003, we exercised our right to acquire an additional 49% equity interest in four franchise partnerships (bringing our total ownership in each of these franchisees to 50%). As of the end of fiscal 2004, the Company held a 50% interest in each of 13 franchise partnerships collectively operating 137 Ruby Tuesday restaurants.

Net Interest Expense/(Income)
Net interest expense increased $1.4 million in fiscal 2004 primarily due to lower interest income on the franchise partnership notes receivable which were a part of the purchase price paid by certain franchise partnerships in refranchising transactions.  We collected $4.2 million net on these notes during fiscal 2004 and forgave certain of the notes late in fiscal 2003, both of which contributed to the year over year decrease in interest income.

For fiscal 2003, net interest expense increased $8.1 million to $2.3 million primarily due to the credit facility entered into in the first quarter of that year to refinance the bank-financed operating leases and the private sale in fiscal 2003’s fourth quarter of Company notes in the amount of $150 million. In addition, interest income decreased in fiscal 2003 due to the write-off of the SRG Note in the fourth quarter of fiscal 2002. See the “Borrowings and Credit Facilities” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on these two transactions.

The amount of interest recorded as income but not received in cash decreased to $0.2 million in fiscal 2004 from $1.9 million in fiscal 2003 as the number of franchisees contractually required to pay interest increased.  As of June 1, 2004 all of the franchise partnerships were making interest and/or principal payments on a monthly basis in accordance with the terms of the notes receivable.

Provision for Income Taxes
Our effective tax rate for fiscal 2004 was 35.6%, up from 34.8% in fiscal 2003. The change in the effective rate was primarily due to an increase in state taxes during fiscal 2004. Our effective tax rate for fiscal 2003, was 34.8%, down from 35.2% in fiscal 2002, excluding the tax impact of the loss on the SRG Note. The change in the effective rate was due to an increase in tax credits during fiscal 2003. The effective income tax rate including the loss on the SRG Note, which was deducted at statutory rates, was 33.9% in fiscal 2002.

Liquidity and Capital Resources
RTI’s cash from operations and excess borrowing capacity allow us to pursue our growth strategies and targeted capital structure. Accordingly, we have established certain well-defined priorities for our operating cash flow:

•	Invest wisely in new assets and maintain our commitment to high-return, low-risk growth to increase profitability.

•	Continue to make investments in our team members and our existing assets in order to provide superior guest and team satisfaction.

•

Repurchase our common stock in order to maintain our target capital structure and return excess capital to our shareholders and provide further capital return to our shareholders through our dividend program, started in fiscal 1997.

Sources and Uses of Cash
Our primary source of liquidity is cash provided by operations. Principal uses of cash are capital expenditures, share repurchases, payments on debt, and payments of dividends. The following table presents a summary of our cash flows from operating, investing and financing activities for the last three fiscal years (in thousands).

	2004	2003	2002

Net cash provided by operating activities	$204,078	$147,657	$146,140
Net cash used by investing activities	(157,131)	(155,985)	(95,648)
Net cash used by financing activities	(36,124)	(15,709)	(28,429)

Net increase/(decrease) in cash and short-term investments	$10,823	$(24,037)	$22,063

We require capital principally for new restaurant construction, investments in technology, equipment replacement, and remodeling of existing restaurants. Property and equipment expenditures purchased primarily with internally generated cash flows for fiscal 2004 were $151.5 million.  In addition, in fiscal 2004 we invested an additional $9 million above normal spending in order to maintain our facilities in top-notch condition.  This spending is included in Other Restaurant Operating Costs in the Consolidated Statement of Income and is excluded from capital expenditures.

Capital expenditures for fiscal 2005 are budgeted to be approximately $160.0 to $170.0 million based on our expectation that we will open 50-55 units in fiscal 2005.  We also have budgeted amounts for ongoing refurbishment and capital replacement for existing restaurants, and the enhancement of information systems. We intend to fund capital expenditures for Company-owned restaurants with cash provided by operations.  See “Special Note Regarding Forward-Looking Information” below.

Borrowings and Credit Facilities
RTI has a $200.6 million revolving credit facility (the “Revolver”) which includes a $10.0 million current line and a $30.0 million sub-limit for letters of credit.  At June 1, 2004, we had borrowings of $12.3 million outstanding under the Revolver with an associated floating rate of 2.14%.  The Revolver is scheduled to mature on October 10, 2005.

During fiscal 2003, we concluded the private sale of $150.0 million of non-collateralized senior notes (the “Private Placement”).  The Private Placement consisted of $85.0 million with a fixed interest rate of 4.69% (the “Series A Notes”) and $65.0 million with a fixed interest rate of 5.42% (the “Series B Notes”).  The Series A Notes and Series B Notes mature on April 1, 2010 and April 1, 2013, respectively.  Proceeds from the Private Placement were used to pay off a $70.4 million term loan as well as to pay down $78.3 million of the revolving credit balance then outstanding.

At June 3, 2003, we had borrowings of $50.0 million on the Revolver with an associated floating rate of 2.28%.

During fiscal 2005, we expect to fund operations, capital expansion, any repurchase of common stock, and the payment of dividends from operating cash flows, our Revolver, and operating leases.  See “Special Note Regarding Forward-Looking Information” below.

Off-Balance Sheet Arrangements
Since 1998, our franchise partnerships have been offered a credit facility for which we provide a partial guarantee. The current credit facility, which has been negotiated with various lenders, is a $48.0 million credit facility to assist franchise partnerships with working capital and operational cash flow requirements.  As discussed in Note 10 to the Consolidated Financial Statements, on October 7, 2003 we renewed this credit facility with various lenders.  As sponsor of the credit facility, we serve as partial guarantor of the draws made on this revolving line of credit.  The renewal extended the termination date to October 5, 2006 and reduced the term of the individual franchise partnership loan commitments from 24 to 12 months.  The renewal further allowed RTI to increase the amount of the facility by up to $25 million (to a total of $73 million) or, if desired, to reduce the amount of the facility.  Other changes to the program were not significant.

RTI has also entered into an arrangement with a third party lender on July 1, 2004, under which we may partially guarantee (up to $8.0 million in total) specific loans for new franchise restaurant development. Guarantees under this program will generally be 15% to 20%, and in certain circumstances, up to 40% of amounts borrowed. Should payments be required under this program, RTI has certain rights to acquire the operating restaurants after the third party debt is paid.  On July 1, 2004, RTI terminated $10.0 million guarantee program, which had outstanding guarantees of $1.2 million at June 1, 2004.  As of June 1, 2004, the amounts we guaranteed under all of these programs totaled $20.0 million.  As consideration for providing these guarantees, we received $0.9 million in fiscal 2004.

As further discussed in Note 10 to the Consolidated Financial Statements and noted below, RTI has certain divestiture guarantees with Morrison Fresh Cooking, Inc. (“MFC”) and Morrison Health Care, Inc. (“MHC”) which arose in 1996 in connection with the distribution of MFC (subsequently acquired by Piccadilly Cafeterias, Inc., or “Piccadilly”) and MHC (subsequently acquired by Compass Group, PLC, or “Compass”) businesses.  Contingent liabilities resulting from these guarantees include payments due to MFC and MHC employees retiring under two non-qualified defined benefit plans, which existed at the time of the distribution, and for payments due on eight named workers’ compensation and general liability claims.  Additionally, as a sponsor of the Morrison Restaurants Inc. Retirement Plan (the "Retirement Plan"), we, along with MFC and MHC, can be held responsible for benefits due to all of the Retirement Plan’s participants.  As a result of Piccadilly bankruptcy discussed herein, we will likely be called upon to perform as required by the MFC guarantees.  The amounts we expect to pay represent 50% of the total amounts due as we expect to share liabilities equally with MHC, which is also contingently liable.

During fiscal 2004, we made payments to the Retirement Plan’s trust totaling $0.6 million on behalf of Piccadilly.  At June 1, 2004, we have recorded liabilities totaling $3.6 million relative to our estimated share of the MFC benefit plan liabilities.  This amount assumes no recovery in the bankruptcy proceeding.  The actual amount we may be ultimately required to pay could be lower if there is any recovery in the bankruptcy proceeding, or could be higher if more valid participants are identified or if actuarial assumptions are ultimately proven inaccurate.  See “Special Note Regarding Forward-Looking Information” below.

Our contingent liability relative to MHC is estimated at to be $8.9 million at June 1, 2004 and includes MHC’s 50% share of the $7.2 million employee benefit plan liability, along with the amounts for which we would be liable relative to the employees of MHC.  We currently do not anticipate having to pay any amounts on behalf of MHC due to our positive perception of MHC’s financial strength and accordingly no amounts have been recorded relative to our MHC contingent liability.

We have an employment agreement with Samuel E. Beall, III, whereby he has agreed to serve as Chief Executive Officer of the Company until June 18, 2010.  In accordance with the agreement, Mr. Beall is compensated at a base salary (adjusted annually based on various Company or market factors) and is entitled to an annual bonus opportunity and a long-term incentive compensation program, which currently includes stock option grants and life insurance coverage.  The employment agreement also provides for certain severance payments to be made in the event of a termination other than for cause, or a change in control, the circumstances of which are defined in the agreement.  As of June 1, 2004, the total of the potential liability for severance payments with regard to the employment agreement was approximately $10.4 million.

Significant Contractual Obligations and Commercial Commitments
Long-term financial obligations were as follows as of June 1, 2004 (in thousands):

	Payments Due By Period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Notes payable and other long-term debt, including current maturities (a)	$ 6,305	$ 518	$ 1,181	$ 1,379	$ 3,227
Revolving credit facility (a)	12,300		12,300
Unsecured senior notes (Series A and B) (a)	150,000				150,000
Operating leases, net of sublease payments (b)	237,194	26,283	50,008	43,965	116,938
Purchase obligations (c)	272,843	117,701	67,310	28,279	59,553

Total	$678,642	$144,502	$130,799	$ 73,623	$329,718

(a)	See Note 5 to the Consolidated Financial Statements for more information.
(b)	See Note 6 to the Consolidated Financial Statements for more information.
(c)	The amounts for purchase obligations include commitments for food items and supplies, construction projects, and other miscellaneous commitments.

For purposes of calculating total debt to capital, we include as debt all of the above on-balance sheet debt, plus the present value of operating leases, letters of credit, and franchisee loan guarantees.

Commercial Commitments (in thousands):

Total at June 1, 2004

Letters of credit	$ 10,843
Franchisee loan guarantees	19,976
Divestiture guarantees	9,148

$ 39,967

See Note 10 to the Consolidated Financial Statements for more information.

Our working capital deficiency and current ratio as of June 1, 2004 were $30.9 million and 0.7:1, respectively. As is common in the restaurant industry, we carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset) and receivable and inventory levels are generally not significant.

Pension Plans Funded Status
RTI is a sponsor of the Retirement Plan along with the two companies that were “spun-off” as a result of the fiscal 1996 “spin-off” transaction:  MFC and MHC. The Retirement Plan was established to provide retirement benefits to qualifying employees of Morrison Restaurants Inc. Under the Retirement Plan, participants are entitled to receive benefits based upon salary and length of service. The Retirement Plan was amended as of December 31, 1987, so that no additional benefits will accrue and no new participants will enter the Retirement Plan after that date. Certain responsibilities involving the administration of the Retirement Plan are jointly shared by each of the three companies. The sponsors are jointly and severally required to contribute such amounts as are necessary to satisfy all benefit obligations under the Retirement Plan.

As discussed in more detail in Notes 8 and 10 to the Consolidated Financial Statements, Piccadilly announced on October 29, 2003 that it had filed for Chapter 11 protection under the United States Bankruptcy Code.  On March 16, 2004, Piccadilly’s assets and ongoing business operations were sold to a third party for $80 million.  RTI has filed a claim against Piccadilly as part of the bankruptcy proceedings in the amount of approximately $6.2 million.  It is not known at this time how much, if any, of such claim will be allowed.  As a result of Piccadilly’s failure to make required payments to the Retirement Plan, RTI paid $0.6 million during fiscal 2004 to the Retirement Plan’s trust on behalf of Piccadilly.  To the best of our knowledge, MHC or Compass has made all contributions required of MHC, including a payment of $0.6 million during fiscal 2004 on behalf of Piccadilly.  In addition to the $0.6 million in payments made on behalf of Piccadilly for the benefit of employees of MFC, during fiscal 2004, RTI made total contributions to the Retirement Plan totaling $1.0 million for the benefit of RTI employees.  As of June 1, 2004, we have recorded a liability of $1.2 million representing RTI’s 50% share of Piccadilly’s Retirement Plan liability.  We expect to make contributions in fiscal 2005 totaling $1.4 million for RTI employees and $0.6 million for the benefit of MFC employees.

RTI also sponsors two additional non-funded pension plans, the Executive Supplemental Pension Plan and the Management Retirement Plan. Although these plans are legally considered to be unfunded, the Company does provide a source for the payment of benefits under these two plans in the form of company-owned life insurance policies. The cash value of these policies was $20.1 million at June 1, 2004. The Management Retirement Plan was amended effective June 1, 2001 such that no additional benefits would accrue and no new participants may enter the plan after that date.  We also expect to have some liability to the MFC employees who had an accrued benefit at the time of MFC’s spin-off from RTI (March 1996).  Based on estimates prepared with the assistance of our independent actuaries, we have recorded a liability of $2.4 million on behalf of MFC participants relative to these plans.  As with the Retirement Plan, the extent of any recovery in the bankruptcy proceeding is unknown at this time.

As of our March 31, 2004 measurement date, these three plans had a total projected benefit obligation (“PBO”) of $37.6 million, and an accumulated benefit obligation (“ABO”) of $33.1 million. The combined fair value of plan assets, including the Company-owned life insurance policies and a contribution of $0.5 million made to the Retirement Plan after the measurement date but before June 1, 2004, was $26.9 million. As a result of the underfunded status of the three plans relative to the combined PBO, we have recorded an $8.9 million charge to shareholders’ equity (net of tax of $5.9 million) as of June 1, 2004.

The PBO and ABO reflect the actuarial present value of all benefits earned to date by employees. The PBO incorporates assumptions as to future compensation levels while the ABO reflects only current compensation levels. Due to the relatively long time period over which benefits earned to date are expected to be paid, our PBO and ABO are highly sensitive to changes in discount rates. We measured our PBO and ABO using a discount rate of 6.0% at March 31, 2004.

Due to stock market declines, the Retirement Plan assets experienced losses in value in fiscal 2003 and fiscal 2002 totaling $1.3 million and $0.1 million, respectively. Because of these declines, we changed our expected long-term rate of return on plan assets from 10.0% to 8.0% in fiscal 2003. We believed this assumption to be appropriate given the composition of plan assets and historical market returns thereon. Despite a recovery in fiscal 2004, a year in which plan assets earned $1.7 million, we will continue to use the 8.0% expected rate of return on plan assets assumption for the determination of pension expense in fiscal 2005.

Due to the addition of MFC participants and for various other reasons, we expect pension expense to increase approximately $0.5 million in fiscal 2005. We have incorporated this incremental expense into our annual budgets and outlook. We do not believe that the underfunded status of the three pension plans will materially affect our financial position or cash flows in fiscal 2005 or in future years. Given current funding levels and discount rates we anticipate making contributions to more fully fund the pension plans over the course of the next five to ten years. We believe our cash flows from operating activities will be sufficient to allow us to make necessary contributions to the three plans. We have included known and expected increases in our pension expense as well as future expected plan contributions in our annual budgets and outlook. See “Special Note Regarding Forward-Looking Information” below.

Dividends
During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to RTI’s shareholders. This policy calls for payment of semi-annual dividends of 2.25¢ per share. In accordance with this policy, we paid dividends of $2.9 million in fiscal 2004. The payment of a dividend in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future. Additionally, our credit facilities contain certain limitations on the payment of dividends.  See “Special Note Regarding Forward-Looking Information below” below.

Critical Accounting Policies
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make subjective or complex judgments that may affect the reported financial condition and results of operations. We base our estimates on historical experience and other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  We continually evaluate the information used to make these estimates as our business and the economic environment changes.

We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity. Our significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements.

Impairment of Long-Lived Assets
Each quarter we evaluate the carrying value of any individual restaurant that has been open for at least five quarters when the cash flows of such restaurant have deteriorated and we believe the probability of continued operating and cash flow losses indicate that the net book value of such restaurant may not be recoverable. In performing the review for recoverability, we consider the future cash flows expected to result from the use of the restaurant and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the restaurant, an impairment loss is recognized for the amount by which the net book value of the asset exceeds its fair value. Otherwise, an impairment loss is not recognized. Fair value is based upon estimated discounted future cash flows expected to be generated from continuing use through the expected disposal date and the expected terminal value.  In the instance of a potential sale of a restaurant in a refranchising transaction, the expected purchase price is used as the estimate of fair value.

Restaurants open for less than five quarters are considered new and are excluded from our impairment review. We believe this provides sufficient time to establish the presence of the restaurant in the market and build a customer base. Approximately 13% of our restaurants have been open for less than five quarters and have not been evaluated for potential impairment.

If a restaurant that has been open for at least five quarters shows negative cash flow results, we prepare a plan to reverse the negative performance. Under our policies, recurring or projected annual negative cash flow signals a potential impairment. Both qualitative and quantitative information is considered when evaluating for potential impairments. The amount of impairment loss recognized is based on the difference between discounted projected cash flows (in the case of some negative cash flow restaurants only salvage value is used) and the current net book value.  During the past four fiscal quarters, we have not had more than six open units with rolling 12 month negative cash flows. Company same store sales during that same period of time ranged from (0.1%) to 4.1% per fiscal quarter. Of these six units, only two have generally had an annual negative cash flow amount in excess of $50,000 (they have been below $100,000), and one of these units is now below $50,000 and has a net book value that would approximate salvage value. The combined 12 month cash flow loss at these six units was approximately $0.2 million.  We reviewed the plans to reverse negative cash flows at each of the six units with negative cash flows for the 12 months ended June 1, 2004 and concluded that recorded book values were recoverable at June 1, 2004. Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs, and sublease income. Accordingly, actual results could vary significantly from our estimates.

Allowance for Doubtful Notes and Interest Income
We follow a systematic methodology each quarter in our analysis of franchise and other notes receivable in order to estimate losses inherent at the balance sheet date. A detailed analysis of our loan portfolio involves reviewing the following for each significant borrower:

•	terms (including interest rate, original note date, payoff date, and principal and interest start dates);

•	note amounts (including the original balance, current balance, associated debt guarantees, and total exposure); and

•

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

At June 1, 2004 the allowance for doubtful notes was $5.7 million, of which $0.1 million was assigned to notes that were not franchise related.

We recognize interest income on notes receivable when earned which sometimes precedes collection. A number of our franchise notes have, since the inception of these notes, allowed for the deferral of interest during the first one to three years. Although all franchisees that issued notes to us are currently paying interest on these notes, it is our policy to cease accruing interest income and recognize interest on a cash basis when we determine that the collection of interest is doubtful. The same analysis noted above for doubtful notes is utilized in determining whether to cease recognizing interest income and thereafter record interest payments on the cash basis.

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

The analysis performed in calculating the estimated liability is subject to various assumptions including, but not limited to, (a) the quality of historical loss and exposure information, (b) the reliability of historical loss experience to serve as a predictor of future experience, (c) the reasonableness of insurance trend factors and governmental indices as applied to the Company, and (d) projected payrolls and revenue.  As claims develop, the actual ultimate losses may differ from actuarial estimates.  Therefore, an analysis is performed quarterly to determine if modifications to the accrual are required.

Income Tax Valuation Allowances and Tax Accruals
We record deferred tax assets for various items. As of June 1, 2004, we have concluded that it is more likely than not that the future tax deductions attributable to our deferred tax assets will be realized and therefore no valuation allowance has been provided.

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

Known Events, Uncertainties and Trends

Financial Strategy and Stock Repurchase Plan
Our financial strategy is to utilize a prudent amount of debt, including operating leases, to minimize the weighted average cost of capital while allowing financial flexibility and the equivalent of an investment-grade bond rating. This strategy allows us to repurchase RTI common stock at times when cash flow exceeds capital expenditures and other funding requirements. During fiscal 2004, we repurchased 1.2 million shares of RTI common stock for a total purchase price of $36.7 million. The total number of remaining shares authorized to be repurchased, as of June 1, 2004, is 3.8 million. To the extent not funded with cash from operating activities, additional repurchases, if any, may be funded by borrowings on the Revolver.

Franchising and Development Agreements
As of June 1, 2004, RTI held a 50% equity interest in each of 13 franchise partnerships, which collectively operated 137 Ruby Tuesday restaurants. We may choose to exercise our rights to acquire an additional equity interest in franchise partnerships in fiscal 2005 and beyond. See “Special Note Regarding Forward-Looking Information” below.

Impact of Inflation
The impact of inflation on the cost of food, labor, supplies, real estate and construction costs could adversely impact our operating results.  Historically, we have been able to recover inflationary cost increases through increased menu prices coupled with more efficient purchasing practices and productivity improvements. Competitive pressures may limit our ability to completely recover such cost increases. Historically, the effect of inflation has not significantly impacted our net income.

Management’s Outlook
We continue to strategically position the Company for growth through the continuing emphasis on our Ruby Tuesday brand and our franchise programs. We are currently focused on seven key strategies which include (1) being better “people people” which for us means producing the best, engaged talent in the industry, (2) having better, fresher and, higher quality products as a means of differentiating ourselves from our competitors, (3) differentiating ourselves over time in the guests’ perception of value, (4) enhancing the guests’ experience by being the best operators in casual-dining segment of the restaurant industry, (5) growing the brand (Company-owned and franchised) by 100 units per year, (6) increasing sales over the long term through the introduction of new and effective advertising programs, and (7) achieving annual earnings per share growth of at least 15%.  We plan to continue evolving our menu as one means of advancing our strategies.  Our most recent menu included more choices for our health-conscious guests with more than 30 low-carbohydrate items and over 20 lower-fat, lower-calorie dishes.   In fiscal 2005, we will continue our focus on improving same-store sales, increasing average unit volume, customer frequency, and check average through several new initiatives including the roll-out of a gift card program and our continued focus on the “to-go” initiative.  Also, we are committed to a continued focus on quality and building the best teams through the use of our six-step interview process, “certified programs,” “Team One” approach, staffing par systems, career pathway opportunities into management, and our WOW-U® training facilities for managers. We strongly believe proper staffing, good teams, and low turnover are essential to the success of our business.

In the franchising area, as part of our longer-term plan to increase our Company-owned growth in the eastern United States, we anticipate exploring the benefits of acquiring some of our franchisees in that area.  We continue to look for potential new franchisees in targeted areas in the United States and around the world. See “Special Note Regarding Forward-Looking Information” below.

Special Note Regarding Forward-Looking Information
The foregoing section contains various “forward-looking statements,” which represent the Company’s expectations or beliefs concerning future events, including the following (relating to both Company-owned and franchised operations): future financial performance and unit growth, future capital expenditures, future borrowings and repayment of debt, and payment of dividends. The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from those included in the forward-looking statements, including, without limitation, the following: consumer spending trends and habits; mall-traffic trends; increased competition in the casual dining restaurant market; weather conditions in the regions in which Company-owned and franchised restaurants are operated; consumers’ acceptance of our development prototypes; the impact that any widespread illness or general health concerns may have on our business and/or the economy in the areas in which we operate; laws and regulations affecting labor and employee benefit costs; costs and availability of food and beverage inventory; our ability to attract qualified managers, franchisees and team members; changes in the availability of capital; impact of adoption of new accounting standards; and general economic conditions.

Item 7A. Quantitative and Qualitative
Disclosure About Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices.  The interest rate charged on our Revolver can vary based on the interest rate option we choose to utilize.  Our options for the rate are the Base Rate or LIBOR plus an applicable margin.  The Base Rate is defined to be the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.5%.  The applicable margin for the LIBOR-based option is a percentage ranging from 0.875% to 1.50%.  As of June 1, 2004, the total amount of outstanding debt subject to interest rate fluctuations was $12.3 million.  A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of $123,000 per year.

As an additional method of managing our interest rate exposure on our floating rate debt, at certain times we have entered into interest rate swap agreements whereby we agreed to pay over the life of the swaps a fixed interest rate payment on a notional amount and in exchange we received a floating rate payment calculated on the same amount over the same time period.  We began the year with two interest rate swap agreements totaling $50.0 million, both of which matured and were not replaced.

Many of the ingredients used in the products we sell in our restaurants are commodities that are subject to unpredictable price volatility.  This volatility may be due to factors outside our control such as weather and seasonality.  We attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients.  Historically, and subject to competitive market conditions, we have been able to mitigate the negative impact of price volatility through adjustments to average check or menu mix.

Item 8. Financial Statements and Supplementary Data

Ruby Tuesday, Inc. and Subsidiaries
Index to Consolidated Financial Statements

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Financial Statements
Consolidated Statements of Income
(In thousands, except per-share data)

	For the Fiscal Year Ended
	June 1, 2004	June 3, 2003	June 4, 2002

Revenue:
Restaurant sales and operating revenue	$ 1,023,342	$ 898,440	$ 819,097
Franchise revenue	18,017	15,344	14,084
	1,041,359	913,784	833,181
Operating costs and expenses:
Cost of merchandise	263,033	238,598	220,556
Payroll and related costs	320,413	297,769	268,395
Other restaurant operating costs	171,280	151,950	155,211
Depreciation and amortization	54,712	45,956	33,895
Loss on Specialty Restaurant Group, LLC note receivable			28,856
Selling, general and administrative, net of support service fee income totaling $17,876 in 2004, $13,898 in 2003 and $11,734 in 2002	63,292	44,830	44,824
Equity in (earnings) of unconsolidated franchises	(5,913)	(3,331)	(861)
Interest expense/(income), net of interest income totaling $4,384 in 2004, $5,733 in 2003 and $6,959 in 2002	3,726	2,302	(5,841)
	870,543	778,074	745,035
Income before income taxes and cumulative effect of change in accounting principle	170,816	135,710	88,146
Provision for income taxes	60,807	47,226	29,870
Income before cumulative effect of change in accounting principle	110,009	88,484	58,276
Cumulative effect of change in accounting principle			58
Net income	$ 110,009	$ 88,484	$ 58,218

Earnings per share:
Basic	$ 1.68	$ 1.38	$ 0.91

Diluted	$ 1.64	$ 1.36	$ 0.88

Weighted average shares:
Basic	65,510	63,967	64,086

Diluted	67,076	65,093	65,912

The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per-share data)

	June 1, 2004	June 3, 2003

Assets:
Current assets:
Cash and short-term investments	$ 19,485	$ 8,662
Accounts and notes receivable	9,978	10,509
Inventories:
Merchandise	8,068	7,315
China, silver and supplies	5,579	4,885
Income tax receivable	2,941	2,485
Deferred income taxes	1,975	2,609
Prepaid rent and other expenses	8,623	8,235
Assets held for sale	3,030	5,217

Total current assets	59,679	49,917

Property and equipment, net	753,319	660,897
Goodwill	7,845	7,845
Notes receivable, net	33,366	39,827
Other assets	64,324	46,035

Total assets	$ 918,533	$ 804,521

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$ 37,416	$ 22,949
Accrued liabilities:
Taxes, other than income taxes	13,070	10,154
Payroll and related costs	18,021	22,972
Insurance	6,332	6,726
Rent and other	15,185	17,950
Current portion of long-term debt	518	570

Total current liabilities	90,542	81,321

Long-term debt	168,087	207,064

Deferred income taxes	51,310	32,081

Deferred escalating minimum rent	9,621	8,958

Other deferred liabilities	72,189	60,569

Shareholders’ equity:
Common stock, $0.01 par value; (authorized: 100,000 shares; issued: 2004 – 65,549 shares, 2003 – 64,404 shares)	655	644
Capital in excess of par value	16,455	10,456
Retained earnings	518,576	411,510

	535,686	422,610
Deferred compensation liability payable in Company stock	4,821	5,000
Company stock held by Deferred Compensation Plan	(4,821)	(5,000)
Accumulated other comprehensive loss	(8,902)	(8,082)

	526,784	414,528

Total liabilities and shareholders’ equity	$ 918,533	$ 804,521

The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
and Comprehensive Income
(In thousands, except per-share data)

	Common Stock Issued		Company Stock Held by the Deferred Compensation Plan		Capital in Excess of Par Value	Retained Earnings	Deferred Compensation Liability	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

	Shares	Amount	Shares	Amount

Balance, June 5, 2001	63,211	$632	(552)	$(4,248)	$14,830	$270,556	$4,248	$(1,747)	$284,271
Net income						58,218			58,218
Minimum pension liability adjustment, net of taxes of $682								(1,055)	(1,055)
Unrealized losses on derivatives:
Cumulative effect of change in accounting principle, net of taxes of $663								(1,032)	(1,032)
Change in year-to-date market value, net of taxes of $1,878								(2,906)	(2,906)
Losses reclassified into the Consolidated Statement of Income, net of taxes of $1,067								1,651	1,651

Comprehensive income									54,876
Shares issued under stock bonus and stock option plans	2,584	26			33,444				33,470
Cash dividends of 4.5¢ per common share						(2,872)			(2,872)
Stock repurchases	(1,607)	(16)			(35,323)				(35,339)
Changes in Deferred Compensation Plan			(15)	(518)			518		0

Balance, June 4, 2002	64,188	642	(567)	(4,766)	12,951	325,902	4,766	(5,089)	334,406
Net income						88,484			88,484
Minimum pension liability adjustment, net of taxes of $3,012								(4,660)	(4,660)
Unrealized losses on derivatives:
Change in year-to-date market value, net of taxes of $608								(829)	(829)
Losses reclassified into the Consolidated Statement of Income, net of taxes of $1,614								2,496	2,496

Comprehensive income									85,491
Shares issued under stock bonus and stock option plans	1,020	10			13,557				13,567
Cash dividends of 4.5¢ per common share						(2,876)			(2,876)
Stock repurchases	(804)	(8)			(16,052)				(16,060)
Changes in Deferred Compensation Plan			(2)	(234)			234		0

Balance, June 3, 2003	64,404	644	(569)	(5,000)	10,456	411,510	5,000	(8,082)	414,528
Net income						110,009			110,009
Minimum pension liability adjustment, net of taxes of $1,035								(1,440)	(1,440)
Unrealized losses on derivatives:
Change in year-to-date market value, net of taxes of $1								20	20
Losses reclassified into the Consolidated Statement of Income, net of taxes of $395								600	600

Comprehensive income									109,189
Shares issued under stock bonus and stock option plans	2,340	23			42,650				42,673
Cash dividends of 4.5¢ per common share						(2,943)			(2,943)
Stock repurchases	(1,195)	(12)			(36,651)				(36,663)
Changes in Deferred Compensation Plan			37	179			(179)		0

Balance, June 1, 2004	65,549	$655	(532)	$(4,821)	$16,455	$518,576	$4,821	$(8,902)	$526,784

The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	For the Fiscal Year Ended
	June 1, 2004	June 3, 2003	June 4, 2002

Operating activities:
Net income	$110,009	$88,484	$58,218
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on Specialty Restaurant Group, LLC note receivable			28,856
Depreciation and amortization	54,712	45,956	33,895
Amortization of intangibles	122	144	29
Cumulative effect of change in accounting principle, net of tax			58
Provision for bad debts		(2,600)
Deferred income taxes	20,504	16,551	15,388
Loss on impairment and disposition of assets	1,270	1,162	5,581
Loss / (gain) on derivatives	2	188	(15)
Equity in (earnings) of unconsolidated franchises	(5,913)	(3,331)	(861)
Other	162	134	477
Changes in operating assets and liabilities:
Receivables	6,992	2,329	(9,502)
Inventories	(1,447)	(1,924)	(1,327)
Income tax receivable	(540)	5,663	4,954
Prepaid and other assets	(53)	2,945	(890)
Accounts payable, accrued and other liabilities	18,258	(8,044)	11,279

Net cash provided by operating activities	204,078	147,657	146,140

Investing activities:
Purchases of property and equipment	(151,487)	(153,363)	(110,755)
Acquisition of restaurant properties from franchisee			(1,700)
Acquisition of an additional 49% interest in unconsolidated franchises	(2,000)	(2,000)	(2,000)
Distributions received from unconsolidated franchises	876	703
Proceeds from disposal of assets	4,792	1,583	2,665
Proceeds from sale of restaurant properties to franchisees			20,695
Payoff of company-owned life insurance policy loans	(5,884)
Other, net	(3,428)	(2,908)	(4,553)

Net cash used by investing activities	(157,131)	(155,985)	(95,648)

Financing activities:
Net change in short-term borrowings			(14,700)
Proceeds from long-term debt	2,300	154,020	11,000
Principal payments on long-term debt	(41,329)	(164,287)	(19,511)
Proceeds from issuance of stock, including treasury stock	42,511	13,494	32,993
Stock repurchases	(36,663)	(16,060)	(35,339)
Dividends paid	(2,943)	(2,876)	(2,872)

Net cash used by financing activities	(36,124)	(15,709)	(28,429)

Increase/(decrease) in cash and short-term investments	10,823	(24,037)	22,063
Cash and short-term investments:
Beginning of period	8,662	32,699	10,636

End of period	$19,485	$8,662	$32,699

Supplemental disclosure of cash flow information- Cash paid for:
Interest (net of amount capitalized)	$8,337	$7,895	$3,583
Income taxes, net	$27,077	$15,346	$8,756
Significant non-cash investing and financing activities- Acquisition of property and equipment through refinancing of bank-financed operating lease obligations with bank debt		$209,673

The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Description of Business and Principles of Consolidation
Ruby Tuesday, Inc. including its wholly-owned subsidiaries ( “RTI” or the “Company” ) develops, operates and franchises casual dining restaurants in the United States, Puerto Rico, and twelve other countries and regions under the Ruby Tuesday® brand. At June 1, 2004, we owned and operated 484 restaurants concentrated primarily in the Northeast, Southeast, Mid-Atlantic and Midwest. As of fiscal year end, there were 209 franchise partnership restaurants located in 18 states outside the Company’s existing core markets (primarily Florida, the Northeast and Western United States) and 43 domestic and international Ruby Tuesday traditional franchise units located in four states and in the Asia Pacific Region, India, Kuwait, Puerto Rico, Canada, Mexico, Iceland, Eastern Europe, and Central and South America. “Franchise partnerships” as used throughout the Notes to Consolidated Financial Statements refer to the Company’s 24 domestic franchisees in which the Company owns 1% or 50% of the equity of each such franchisee.

RTI consolidates its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Equity Method Accounting
We apply the equity method of accounting to 50%-owned franchise partnerships. Accordingly, we recognize our pro rata share of the earnings of the franchise partnerships in the Consolidated Statements of Income when reported by those franchisees.

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46R” or the “Interpretation”). FIN 46R clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.  FIN 46R requires the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity.  The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.

Among other changes, FIN 46R (a) clarified some requirements of the original FIN 46, (b) addressed certain implementation problems, and (c) added new “business scope exceptions.”   Included among the business scope exceptions under FIN 46R are entities which meet the criteria to be considered “businesses”, as defined in the Interpretation.  Under the guidelines, we adopted FIN 46R as of June 1, 2004, the last day of fiscal 2004.

As of June 1, 2004, we were the franchisor of 209 franchise partnership restaurants and 43 traditional domestic and international franchise restaurants.  Based on an analysis prepared using financial information obtained from each of the franchise partnerships, we concluded that we were not required to consolidate any of the franchise partnerships as of June 1, 2004.  This conclusion was based on our determination that, like our traditional franchisees, the franchise partnerships met the criteria to be considered “businesses”, and therefore were not subject to FIN 46R due to the “business scope exception.”  We specifically addressed two conditions which, if met, might preclude a franchise from being considered a “business”.  These two conditions are (1) whether the franchise entity is designed so that substantially all of its activities either involve or are conducted on behalf of the franchisor and (2) whether the reporting enterprise, in this case RTI, and its related parties provide more than half of the equity, subordinated debt and other forms of subordinated financial support to the entity based on an analysis of the fair values of the interests in the entity.  Factors considered as part of the subordinated support analysis included acquisition or other loans made by RTI to certain of the franchise partnerships, debt guarantees made by RTI to lenders of the franchise partnerships, reduced or deferred royalty or support service fees, and RTI’s partial ownership of the franchise partnerships (RTI has a 1% ownership in each of 11 franchise partnerships and a 50% ownership in each of the remaining 13 franchise partnerships).  Using the franchise partnership financial information discussed above, in no instance did RTI provide more than half of the equity, subordinated debt and other forms of subordinated financial support to any franchise partnership.  We further concluded that the franchise partnership entities were not designed such that substantially all of their activities either involve or are conducted on behalf of RTI.  We performed a similar review on the franchises within our traditional program and likewise concluded that we are not required to consolidate any traditional franchisee.  If, at some future date, RTI does provide more than half of the subordinated financial support to a franchise entity, consolidation would not be automatic.  The franchise entity would then be subject to further testing under the guidelines of FIN 46R.

A further description of the franchise partnership program is provided in Note 2 to the Consolidated Financial Statements.

Fiscal Year
Our fiscal year ends on the first Tuesday following May 30. The fiscal years ended June 1, 2004, June 3, 2003, and June 4, 2002 each contained 52 weeks.

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

Property and Equipment and Depreciation
Property and equipment is valued at cost. Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of depreciable assets generally range from 10 to 35 years for buildings and improvements and from three to 15 years for restaurant and other equipment.

Pre-Opening Expenses
Salaries, personnel training costs, and other expenses of opening new facilities are charged to expense as incurred.

Intangible Assets
We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), in fiscal 2002. This statement requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. RTI currently has unamortized goodwill remaining from our acquisition of the Ruby Tuesday concept in 1982 in the amount of $7.8 million. Amortization expense for both fiscal 2004 and 2003 was $0.1 million, which represents the amortization of trade and service marks.  For each of the next five years, amortization expense relating to identified intangibles is expected to be comparable to that of fiscal 2004. We amortize trade and service marks on a straight-line basis over the life of the trade and service marks, typically ten years.

Other intangible assets consist of the following (in thousands):

	2004		2003

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Pensions	$ 2,777	$ 0	$ 655	$ 0
Trademarks	1,538	333	1,543	218

	$ 4,315	$ 333	$ 2,198	$ 218

See Note 8 to the Consolidated Financial Statements for further discussion on our pensions.

Fair Value of Financial Instruments
Our financial instruments at June 1, 2004 and June 3, 2003 consisted of cash and short-term investments, accounts receivable and payable, Deferred Compensation Plan investments, notes receivable, long-term debt, franchise partnership guarantees, letters of credit, and interest rate swap agreements. The fair values of cash and short-term investments and accounts receivable and payable approximated carrying value because of the short-term nature of these instruments. Ruby Tuesday common stock held by the Deferred Compensation Plan, which is included in shareholders’ equity, is recorded at cost. Other investments held by the Deferred Compensation Plan are stated at fair value. Interest rate swap agreements are recorded at fair value based upon calculations using market quotes and rates.

The carrying amounts and fair values of our other financial instruments subject to fair value disclosures are as follows (in thousands):

	2004		2003

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Deferred Compensation Plan investment in RTI common stock	$4,821	$15,310	$5,000	$13,657
Notes receivable, gross	41,921	45,492	46,563	54,950
Long-term debt	168,605	168,701	207,634	208,790
Franchise partnership guarantees	677	712	0	491
Letters of credit	0	217	0	162

We estimated the fair value of common stock, notes receivable, debt, franchise partnership guarantees and letters of credit using market quotes and present value calculations based on market rates.

Derivative Instruments
We account for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 133 requires that all derivatives be recorded in the Consolidated Balance Sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Because our interest rate swaps were designated and qualified as cash flow hedges, the effective portion of the gains or losses on the swaps were reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affected earnings. Any ineffective portion of the gains or losses on the derivative instruments was recorded in results of operations immediately.

From time to time we have utilized interest rate swap agreements to manage interest rate exposure on our floating-rate obligations. At June 1, 2004, we did not have any outstanding interest rate swaps.  As of June 3, 2003, we had two interest rate swaps with notional amounts aggregating $50.0 million.  These swaps were designated as cash flow hedges and effectively fixed the interest rate on an equivalent amount of our floating-rate obligations. The amount of the hedges’ ineffectiveness included in other operating restaurant costs was negligible for fiscal 2004, $0.2 million for fiscal 2003, and negligible for fiscal 2002.

See Note 5 to the Consolidated Financial Statements for further discussion of our interest rate swaps.

Guarantees
The Company has adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (“FIN 45”).  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of certain obligations undertaken.  The initial recognition and measurement provisions were applicable to guarantees issued or modified after December 31, 2002.  While the nature of our business results in the issuance of certain guarantees from time to time, the adoption of FIN 45 did not have a material impact on our Consolidated Financial Statements.

As discussed in Note 10 to the Consolidated Financial Statements, RTI’s third-party guarantees generally consist of franchise partnership guarantees and divestiture guarantees.  The divestiture guarantees all arose prior to the adoption of FIN 45 and, unless modified, are exempt from its requirements.  Many of the franchise partnership guarantees, which generally relate to our partial guarantees of certain third party debt,  arose or were modified after FIN 45’s effective date. The potential amount of future payments to be made under these agreements is discussed in Note 10.  We record our guaranty liabilities under these agreements based on estimated fair values, which generally are equal to the consideration we receive for providing the guarantees.

Franchise Revenue
Franchise development and license fees received are recognized when we have substantially performed all material services and the restaurant has opened for business. Franchise royalties (generally 4% of monthly sales) are recognized as franchise revenue on the accrual basis.

Allowance for Doubtful Notes
We follow a systematic methodology each quarter in our analysis of franchise and other notes receivable in order to estimate losses inherent at the balance sheet date.  A detailed analysis of our loan portfolio involves reviewing the terms, note amounts, and other relevant information for each significant borrower.  Based on the results of the analysis, the allowance for doubtful notes is adjusted as appropriate.  See Note 4 to the Consolidated Financial Statements for more information on our notes receivable and our allowance for doubtful accounts.

We recognize interest income on notes receivable when earned which sometimes precedes collection. A number of our franchise notes have, since the inception of the notes, allowed for the deferral of interest during the first one to three years. It is our policy to cease accruing interest income and recognize interest on a cash basis when we determine that the collection of interest or principal is doubtful.

Deferred Escalating Minimum Rent
Certain of the Company’s operating leases contain predetermined fixed escalations of the minimum rentals during the original term of the lease.  For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between the amounts charged to operations and amounts paid as deferred escalating minimum rent.  Any lease incentives received by the Company are deferred and subsequently amortized over a straight-line basis over the life of the lease as a reduction of rent expense.

Impairment of Long-Lived Assets
We review our long-lived assets related to each restaurant to be held and used in the business, including any allocated intangible assets subject to amortization, quarterly for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. We evaluate restaurants based upon the previous cash flows as our primary indicator of impairment. Based on the best information available, we write down an impaired restaurant to its fair value based upon estimated future discounted cash flows. In addition, when we decide to close a restaurant it is reviewed for impairment and depreciable lives are adjusted. The impairment evaluation is based on the estimated cash flows from continuing use through the expected disposal date and the expected terminal value.

We record impairment charges related to an investment in an unconsolidated franchise whenever circumstances indicate that a decrease in the value of an investment has occurred which is other than temporary.  Our impairment test for goodwill consists of a comparison of its fair value with its carrying amount.  Fair value is based on the estimated price a willing buyer would pay for the asset.

Additional information regarding asset impairments reflected in our Consolidated Statements of Income is presented in Note 3 to the Consolidated Financial Statements.

Refranchising Gains (Losses)
Refranchising gains (losses), included in other restaurant operating costs, include gains or losses on sales of restaurants to franchisees. All direct costs associated with refranchising are included in the calculation of the gain or loss. Upon making the decision to sell a restaurant to a franchisee, the restaurant is reclassified to assets held for sale at the lower of book value or fair market value less cost to sell and any anticipated loss is immediately recognized.  When the sale occurs, any loss not previously recognized is recorded concurrently with the sale. We record an allowance for doubtful notes for any gain up to the full amount of any note received in conjunction with the transaction. Gains in excess of the note amounts are recognized currently.

Marketing Costs
Except for television and radio advertising production costs which we expense when the advertisement is first shown, we expense marketing costs as incurred. Marketing expenses, which are included in selling, general and administrative expense on the Consolidated Statement of Income, totaled $11.9 million, $1.7 million, and $2.5 million for fiscal 2004, 2003, and 2002, respectively.

Income Taxes
Deferred income taxes are determined utilizing the asset and liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities.

Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. Diluted earnings per share gives effect to options outstanding during the applicable periods. The stock options included in diluted weighted average shares outstanding totaled 1.6 million, 1.1 million, and 1.8 million for fiscal 2004, 2003, and 2002, respectively. Unexercised employee stock options to purchase approximately 2.1 million, 1.9 million, and 1.9 million shares of our common stock for fiscal 2004, 2003, and 2002, respectively, did not impact the computation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock during the year.

Stock-Based Employee Compensation Plans
In fiscal 2003 we adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), but elected to continue following the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. We grant stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Accordingly, no compensation expense is recognized for the stock option grants. Had compensation expense for our stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, our net income and income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per-share data):

	2004	2003	2002

Net income, as reported	$110,009	$88,484	$58,218
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of income tax expense	10,917	9,890	7,126

Pro forma net income	$99,092	$78,594	$51,092

Basic earnings per share
As reported	$1.68	$1.38	$0.91
Pro forma	$1.51	$1.23	$0.80
Diluted earnings per share
As reported	$1.64	$1.36	$0.88
Pro forma	$1.49	$1.22	$0.79

See Note 9 to the Consolidated Financial Statements for further discussion regarding the Company’s stock-based employee compensation plans.

Comprehensive Income
Comprehensive income includes net income adjusted for certain revenue, expenses, gains and losses that are excluded from net income in accordance with U.S. generally accepted accounting principles, such as adjustments to the minimum pension liability and the interest rate swaps. Comprehensive income is shown as a separate component in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income.

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

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income.

2.   Franchise Programs

RTI’s franchise programs currently include arrangements with 41 franchise groups, including 24 franchise partnerships (franchises in which we have a 1% or 50% ownership) which collectively operate 209 Ruby Tuesday restaurants, and 17 traditional domestic and international franchisees which collectively operate 43 Ruby Tuesday restaurants. We do not own any equity interest in our traditional franchisees.

Since 1997, we have sold 123 Ruby Tuesday restaurants to the franchise partnerships. These restaurants are now operating as franchised Ruby Tuesday restaurants under various franchising agreements. During fiscal 2002, we sold 20 restaurants to franchise partnerships for a collective sales price of $32.2 million, of which we received $20.7 million in cash. The remaining amounts were received as promissory notes bearing interest at 10.0%. The notes have varying due dates through fiscal 2013. See Note 4 to the Consolidated Financial Statements for more information on our notes receivable. The sales of these restaurants resulted in a pre-tax loss of $0.4 million in fiscal 2002, which was included in other restaurant operating costs and expenses.

We enter into development agreements with our franchisees which call for them to open varying numbers of Ruby Tuesday restaurants. During fiscal 2004, 2003, and 2002, Ruby Tuesday franchisees opened 40, 23, and 24 restaurants, respectively, pursuant to development agreements, as follows:

Fiscal Year	Franchise Partnerships	Other Domestic	International	Total

2004	23	2	15	40
2003	15		8	23
2002	19		5	24

In conjunction with these openings, we recognized development and licensing fee income totaling $1.5 million in each of fiscal 2004, 2003, and 2002.

At June 1, 2004 and June 3, 2003, deferred development and licensing fees associated with all franchisees totaled $2.2 million and $2.5 million, respectively. We will recognize these fees as income when we have substantially performed all material services and the restaurant has opened for business.

In fiscal 2003, RTI implemented a “turn key” real estate development program for the franchise partnerships. Under the terms of this program, franchise partnerships may, but are not required to, obtain certain site selection and restaurant construction services from us. We recognized revenue for turn-key services totaling $0.3 million in fiscal 2004 under the terms of this program.  Deferred fees totaling $0.6 million and $0.4 million are included in the Consolidated Balance Sheets at June 1, 2004 and June 3, 2003, respectively. These fees will be recognized once all services are complete.

As part of the franchise partnership program, RTI sponsors and serves as partial guarantor for a revolving line-of-credit facility to assist franchise partnerships with working capital and operational cash flow requirements. Prior to July 1, 2004, RTI also had an arrangement with a third party lender whereby we may choose, at our sole discretion, to partially guarantee (up to $10.0 million in total) specific loans for new restaurant development. See Notes 10 and 11 to the Consolidated Financial Statements for more information on these programs as well as a new program entered into subsequent to the end of fiscal 2004.

Also, during fiscal 2004, we acquired an additional 49% equity interest in four franchise partnerships for $0.5 million each, pursuant to the terms of the applicable Limited Partnership Agreements or Limited Liability Company Operating Agreements, bringing the Company’s equity interests in each of those franchise partnerships to 50%. RTI previously had acquired an additional 49% equity interest in nine franchise partnerships prior to fiscal 2004, bringing the Company’s equity interest in those franchise partnerships to 50%. As of the end of fiscal 2004, our thirteen 50%-owned franchise partnerships collectively operated 137 Ruby Tuesday restaurants.

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

3.   Impairment of Long-Lived Assets

On a quarterly basis, we review the recorded value of our restaurants and other long-lived assets to determine if the future cash flows to be derived from those assets will be sufficient to recover the remaining net book value. Restaurants are reviewed for negative cash flows because we believe that restaurants with recurring negative cash flows might be impaired based upon weak operating performance. Based upon our reviews in fiscal 2004, 2003, and 2002, we recorded impairments of $0.8 million, $0.2 million, and $3.5 million, respectively.  The majority of these charges are incurred for restaurant impairments, although the charges for fiscal 2004 included a $0.2 million impairment charge on an office building no longer used as a restaurant support service center.  The charges for fiscal 2002 included losses for twelve restaurants, nine of which closed prior to June 4, 2002, two of which closed in fiscal 2003, and one of which remains open.  We also recorded a $1.1 million impairment charge in fiscal 2002 for the abandonment of information technology software, which had been developed to produce more automated unit, region and division level management reports.

The impairment charges discussed above are included as a component of other restaurant operating costs in the Consolidated Statements of Income and are included with loss on impairment and disposition of assets in the Consolidated Statements of Cash Flows.

4.   Accounts and Notes Receivable

Accounts and notes receivable – current consist of the following (in thousands):

	2004	2003

Rebates receivable	$2,390	$5,168
Amounts due from franchisees	2,149	2,569
Other receivables	2,539	1,691
Current portion of notes receivable	2,900	1,081

	$9,978	$10,509

The Company negotiates purchase arrangements, including price terms, with designated and approved suppliers on behalf of RTI and the franchise system. We receive various volume discounts and rebates based on purchases for our Company-owned restaurants from numerous suppliers.

Amounts due from franchisees consist of royalties, license and other miscellaneous fees, almost all of which represent the prior month’s billings.

Other receivables at June 1, 2004 include a $1.3 million receivable for the proceeds expected to be received upon the termination of certain split-dollar life insurance policies.

Notes receivable consist of the following (in thousands):

	2004	2003

Notes receivable from franchise partnerships	$41,056	$45,242
Other	865	1,321

	41,921	46,563
Less current maturities (included in accounts and notes receivable)	2,900	1,081

	39,021	45,482
Less allowance for doubtful notes	5,655	5,655

	$33,366	$39,827

Notes receivable from franchise partnerships generally arise when Company-owned restaurants are refranchised. All but one note accrue interest at 10.0% per annum. The other note accrues interest at 15.6%. These notes generally allow for deferral of interest during the first one to three years and require the payment of interest only for up to six years from the inception of the note and generally require the payment of principal and interest over the next five years. As of June 1, 2004, all of the franchise partnerships were making interest and/or principal payments on a monthly basis in accordance with the terms of the promissory notes. However, in fiscal 2004 and 2003, in accordance with the original terms of the notes receivable, we did record $0.2 million and $0.4 million, respectively, in interest not yet collected on two of the franchise notes.  It is our policy to stop accruing interest income when we determine that the collection of interest or principal is doubtful, and recognize interest thereafter on a cash basis.

On November 20, 2000, we completed the sale of all of our American Cafe, L&N Seafood, and Tia’s Tex-Mex restaurants to Specialty Restaurant Group, LLC (“SRG”), a limited liability company owned by the former President of our American Cafe, L&N Seafood, and Tia’s Tex-Mex concepts and certain members of his management team. For these restaurants we received (i) $30.0 million in cash, (ii) a promissory note payable by SRG to us in the original principal amount of $28.8 million (the “SRG Note”), (iii) an option for us to acquire a 33% membership interest in SRG during the five-year period following November 20, 2000 at varying amounts, (iv) a nonsolicitation agreement for the period during which the note is outstanding and two full years thereafter, and (v) the right to use certain trade and service marks and offer related franchises outside of the U.S. During fiscal 2002, we wrote off the SRG Note due to a number of factors all relating to SRG’s declining operating performance including a decrease in sales and resulting cash flows. The decrease in cash flow led SRG to be delinquent on interest and support service fee payments due to us. Due to its reduced operating performance, SRG reported debt covenant violations to its senior lender for its fiscal year ended January 1, 2002. On April 26, 2002, we received notification from the senior lender that note payments due to us were to be halted as a result of SRG’s covenant defaults. Prior to receipt of this notification, SRG had made seven monthly interest payments to us during fiscal 2002. Due to concerns about SRG’s declining performance we ceased recognizing interest income from the SRG Note during our third quarter of fiscal 2002 and recognized a loss on the SRG Note of $28.9 million, which included $0.1 million in accrued interest.

The allowance for doubtful notes represents our best estimate of losses inherent in the notes receivable at the balance sheet date. We decreased the allowance for doubtful notes in fiscal 2003 by writing off and forgiving $11.2 million of debt due to us from five franchise partnerships. This amount included $7.9 million forgiven for two mid-sized (10-12 unit) franchisees in major metropolitan growth markets that had been disproportionately impacted by then existing economic softness. Due in part to weakening sales, these franchisees were experiencing declining debt coverage ratios which the forgiveness was intended to reverse. The forgiveness was also hoped to better position the franchisees for further growth. Similarly, the remaining $3.3 million was forgiven to financially better position some of the smaller franchise partnerships (each of which operated one to five units at June 3, 2003) to access capital for future growth. Concurrent with the debt forgiveness, we also gave a total of $2.7 million to three franchise partnerships (two of which also received forgiveness of debt included in the $3.3 million above) which the partnerships used to reduce the outstanding balances of their revolving credit facility which we partially guarantee. This $2.7 million charge is included in other restaurant operating costs in fiscal 2003’s Consolidated Statement of Income. As a result of these transactions and the resulting improved profitability of the affected franchise partnerships, we reduced the allowance for doubtful notes by $2.6 million, an amount we deemed to be appropriate.  This credit was included in other restaurant operating costs in fiscal 2003’s Consolidated Statement of Income. We discuss our franchise programs in more detail in Note 2 to the Consolidated Financial Statements.

Scheduled repayments of notes receivable at June 1, 2004 are as follows (in thousands):

2005	$2,900
2006	4,519
2007	5,664
2008	6,407
2009	6,585
Subsequent years	15,846

$41,921

5.  Long-Term Debt

Long-term debt consists of the following (in thousands):

	2004	2003

Revolving credit facility	$12,300	$50,000
Unsecured senior notes:
Series A, due April 2010	85,000	85,000
Series B, due April 2013	65,000	65,000
Term notes payable to
CNL Financial I, Inc.	6,043	7,289
Other long-term debt	262	345

	168,605	207,634
Less current maturities	518	570

	$168,087	$207,064

Annual maturities of long-term debt at June 1, 2004 are as follows (in thousands):

2005	$518
2006	12,865
2007	616
2008	671
2009	708
Subsequent years	153,227

$168,605

On April 3, 2003, RTI issued notes totaling $150.0 million through a private placement of debt (the “Private Placement”). The debt offering consisted of $85.0 million of notes with a coupon rate of 4.69% which mature in April 2010 (the “Series A Notes”) and $65.0 million of notes with a coupon rate of 5.42% which mature in April 2013 (the “Series B Notes”). Proceeds from the sale of the Series A and Series B Notes were used to pay off the $70.4 million term loan portion of a Revolving Credit and Term Loan Agreement (the “Credit Agreement”) and, after the payment of approximately $1.3 million of transaction expenses, to pay down $78.3 million of the Credit Agreement balance outstanding.

As also discussed in Note 6 to the Consolidated Financial Statements, on July 26, 2002, RTI entered into a transaction to refinance its bank-financed operating lease obligations (which then totaled $208.2 million) and the five-year $50.0 million revolving credit facility under the Credit Agreement with traditional bank debt through RTI’s existing bank group. This refinancing consisted of a $200.6 million revolving credit facility (“Revolver”) and a $70.4 million term loan facility. The Revolver includes a $10.0 million current line (“Swing Line”) and a $30.0 million sub-limit for letters of credit. Initial borrowings under the Revolver totaled $139.3 million, which included the fees to complete the refinancing. The term loan portion of the Credit Agreement was scheduled to mature on October 2, 2003. As noted above, this debt was settled on April 3, 2003 with proceeds from the Private Placement. The Revolver will mature on October 10, 2005.

Under the terms of the Revolver, we had borrowings of $12.3 million and $50.0 million outstanding at June 1, 2004 and June 3, 2003, respectively, with an associated floating rate of interest of 2.14% and 2.28%, respectively. After consideration of letters of credit outstanding, the Company has $178.6 million available under the Revolver as of June 1, 2004.

Under the Revolver, interest rates charged on borrowings can vary depending on the interest rate option we choose to utilize. Our options for the rate are the Base Rate or LIBOR plus an applicable margin. The Base Rate is defined to be the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.5%. The applicable margin for the LIBOR-based option is a percentage ranging from 0.875% to 1.50%. We pay commitment fees quarterly ranging from 0.15% to 0.25% on the unused portion of the Revolver.

Both the Revolver and the notes issued in the Private Placement contain various restrictions, including limitations on additional debt, the payment of dividends and limitations regarding funded debt, minimum net worth, and minimum fixed charge coverage ratio.

When we acquired RT Southwest Franchise LLC in fiscal 2001, we recorded a term note payable to CNL Financial I, Inc. (“CNL”) totaling $7.1 million, at a fixed rate of interest approximating 8.64%, which is secured by the related Arizona restaurants. In fiscal 2002, we recorded another 8.64% fixed rate term note payable to CNL. This note, which had a remaining balance of $1.0 million, related to the purchase by our subsidiary of one unit from the Denver franchise partnership as part of a transfer of ownership. See Note 2 to the Consolidated Financial Statements for more information.

We capitalized interest expense related to restaurant construction totaling $1.8 million, $1.5 million, and $0.4 million in fiscal 2004, 2003, and 2002, respectively.

At June 3, 2003, based on interest rates then in effect, the Company had a deferred loss, net of tax, associated with cash flow hedges of $0.6 million.  This amount was reclassified from other comprehensive income to interest expense in fiscal 2004.  This loss resulted from LIBOR interest rates which declined below those of calendar 1998, the year in which the Company entered into its interest rate swaps.  As of June 1, 2004, the Company had no cash flow hedges, and there was no deferred loss and/or gain in other comprehensive income.

6.  Property, Equipment and Leases

Property and equipment, net, is comprised of the following (in thousands):

	2004	2003

Land	$129,153	$106,077
Buildings	278,793	225,830
Improvements	257,167	231,238
Restaurant equipment	219,399	192,976
Other equipment	79,092	74,079
Construction in progress	64,957	67,737

	1,028,561	897,937
Less accumulated depreciation and amortization	275,242	237,040

	$753,319	$660,897

Slightly more than half of our restaurants are located on leased properties. The initial terms of these leases expire at various dates over the next 20 years. These leases may also contain required increases in rent at varying times during the lease term and have options to extend the terms of the leases at a rate that is included in the original lease agreement. Most of our leases require the payment of additional (contingent) rent that is based upon restaurant sales above agreed upon sales levels for the year. These sales levels vary for each restaurant and are established in the lease agreements.  We recognize contingent rental expense (in annual as well as interim periods) prior to the achievement of the specified target that triggers the contingent rental expense, provided that achievement of that target is considered probable.

From 1998 through July 2002, we utilized bank-financed operating lease agreements for the purpose of leasing new free-standing restaurants and the Maryville, Tennessee Restaurant Support Services Center (the “Support Services Center”).  As of June 4, 2002, we had leases financed through this program for 118 restaurants (93 of which were open at June 4, 2002) and the Support Services Center at a total original funded cost to the lessor of approximately $179.4 million for open restaurants and $29.8 million for restaurants under development.  The leases under these lease agreements were considered operating leases and as such were excluded from long-term debt on the balance sheet.  On July 26, 2002, RTI entered into a transaction to refinance its bank-financed operating lease obligations with traditional bank debt.  See Note 5 to the Consolidated Financial Statements for more information regarding this and other debt transactions which occurred in fiscal 2003.

The following is a schedule by year of future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 1, 2004
(in thousands):

2005	$40,388
2006	38,400
2007	35,956
2008	33,184
2009	29,621
Subsequent years	146,551

Total minimum lease payments	$324,100

During the last several years we sold various restaurants to franchise partnerships and SRG. Many of the restaurants were leased units, which we then sub-leased to the franchise partnerships or SRG. The following schedule shows the future minimum sub-lease payments to be received from the franchise partnerships, SRG and others for the next five years and thereafter under noncancelable sub-lease agreements (in thousands):

2005	$14,105
2006	12,857
2007	11,491
2008	10,043
2009	8,797
Subsequent years	29,613

Total minimum sub-lease payments	$86,906

The following table summarizes our minimum and contingent rent expense under our operating leases (in thousands):

	2004	2003	2002

Minimum rent	$26,246	$26,814	$34,268
Contingent rent	2,387	2,690	3,601

	$28,633	$29,504	$37,869

7.  Income Taxes

Income tax expense includes the following components (in thousands):

	2004	2003	2002

Current:
Federal	$36,939	$28,036	$16,125
State	3,364	2,639	(1,643)

	40,303	30,675	14,482
Deferred:
Federal	17,081	14,569	12,817
State	3,423	1,982	2,571

	20,504	16,551	15,388

	$60,807	$47,226	$29,870

Taxes payable were reduced by $15.0 million, $4.8 million, and $13.1 million in fiscal 2004, 2003, and 2002, respectively, as a result of the deductions taken on our federal and state returns when employees exercised stock options.

Deferred tax assets and liabilities are comprised of the following (in thousands):

	2004	2003

Deferred tax assets:
Employee benefits	$20,642	$18,040
Allowance for doubtful notes	1,938	2,244
Insurance reserves	6,071	5,362
Escalating minimum rents	4,164	3,860
Closed unit reserves	1,191	2,505
Deferred development fees	887	999
State net operating losses	1,063	2,289
Other	5,160	2,613

Total deferred tax assets	41,116	37,912

Deferred tax liabilities:
Depreciation	80,928	63,045
Partnership investments	4,033
Prepaid deductions	2,512	2,282
Other	2,978	2,057

Total deferred tax liabilities	90,451	67,384

Net deferred tax liability	$49,335	$29,472

We believe it is more likely than not that future tax deductions attributable to our deferred tax assets will be realized and therefore no valuation allowance has been provided.

At June 1, 2004, the Company had state net operating loss carryforwards of approximately $23.1 million which expire at varying times between fiscal 2006 and 2022.

A reconciliation from the statutory federal income tax expense to the reported income tax expense is as follows (in thousands):

	2004	2003	2002

Statutory federal income taxes	$59,786	$47,499	$30,851
State income taxes, net of federal income tax benefit	4,412	3,004	603
Tax credits	(3,266)	(2,584)	(2,000)
Other, net	(125)	(693)	416

	$60,807	$47,226	$29,870

8.  Employee and Postretirement Medical and Life Benefit Plans

We sponsor two defined contribution retirement savings plans and three defined benefit pension plans for active employees and offer certain postretirement benefits for retirees.  A summary of each of these is presented below.

Salary Deferral Plan
RTI offers its employees a 401(k) plan called the Ruby Tuesday, Inc. Salary Deferral Plan. We make matching contributions to the Plan based on each eligible employee’s pre-tax contribution and years of service. We match 20% of the employee’s pre-tax contribution after three years of service, 30% after ten years of service and 40% after 20 years of service. Our expense related to the Plan approximated $0.3 million for each of fiscal 2004, 2003, and 2002.

Deferred Compensation Plan
RTI offers the Ruby Tuesday, Inc. Deferred Compensation Plan to certain selected employees. The provisions of this Plan are similar to those of the Salary Deferral Plan with a few exceptions, most notably that the Plan allows the deferral of up to 100% of annual earnings (net of withholdings). Our expenses under the Plan approximated $0.2 million for fiscal 2004 and 2003, and $0.3 million for fiscal 2002. Assets earmarked to pay benefits under the Plan are held by a rabbi trust. Assets and liabilities of a rabbi trust must be accounted for as if they are company assets or liabilities, therefore, all earnings and expenses are recorded in our financial statements. The Plan’s assets and liabilities, which approximated $25.3 million and $22.1 million in fiscal 2004 and 2003, respectively, are included in other assets and other liabilities in the Consolidated Balance Sheets, except for the investment in RTI common stock and the related liability payable in RTI common stock which are reflected in Shareholders’ Equity in the Consolidated Balance Sheets.

Retirement Plan
RTI, along with Morrison Fresh Cooking, Inc. (which was subsequently purchased by Piccadilly Cafeterias, Inc., “Piccadilly”) and Morrison Management Specialists, Inc. (which was subsequently purchased by Compass Group, PLC, “Compass”), have sponsored the Morrison Restaurants Inc. Retirement Plan (the “Retirement Plan”). Effective December 31, 1987, the Retirement Plan was amended so that no additional benefits would accrue and no new participants may enter the Retirement Plan after that date. Participants receive benefits based upon salary and length of service. Certain responsibilities involving the administration of the Retirement Plan, until recently, have been jointly shared by each of the three companies.

On October 29, 2003, Piccadilly announced that it had filed for Chapter 11 protection in the United States Bankruptcy Court.  Piccadilly withdrew as a sponsor of the Retirement Plan, with court approval, on March 4, 2004.  See Note 10 to the Consolidated Financial Statements for further discussion of the Piccadilly bankruptcy, including the subsequent sale of Piccadilly, and its impact on our defined benefit pension plans.

The Retirement Plan’s original three sponsors had agreed to voluntarily contribute such amounts as are necessary to provide assets sufficient to meet benefits to be paid to participants.  Piccadilly, however, has not contributed to the Retirement Plan subsequent to its bankruptcy filing.  Amounts payable to the Retirement Plan by Piccadilly since that date have been split equally between RTI and Compass.  Our total contributions to the Retirement Plan approximated $1.9 million in fiscal 2004.  This amount included $0.6 million for payments made on behalf of Piccadilly.  Contributions for fiscal 2003, all of which related to RTI employees, totaled $1.0 million.  No contribution was made to the Retirement Plan in fiscal 2002. RTI contributions to the Retirement Plan for fiscal 2005 are projected to be $2.0 million, of which $0.6 million relates to amounts which would have been allocated to Piccadilly. To the best of our knowledge, Compass has made all required contributions.

A liability of $1.2 million which represents RTI’s estimated 50% share of Piccadilly’s Retirement Plan liability has been included on RTI’s Consolidated Balance Sheet as of June 1, 2004.

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

As with the Morrison Restaurants Inc. Retirement Plan discussed above, RTI has accrued certain liabilities on behalf of certain Piccadilly participants relative to these plans.  The estimated balance at June 1, 2004 of $2.4 million has been included within RTI’s Consolidated Balance Sheet.

The ultimate amount of Piccadilly liability which RTI will absorb relative to all three defined benefit pension plans will not be known until the completion of Piccadilly’s bankruptcy proceedings.  This amount could be higher or lower than the amounts accrued based on management’s estimate at June 1, 2004.  See Note 10 to the Consolidated Financial Statements for more information.

Postretirement Medical and Life Benefits
Our Postretirement Medical and Life Benefits plans provide medical benefits to substantially all retired employees and life insurance benefits to certain retirees. The medical plan requires retiree cost sharing provisions that are more substantial for employees who retire after January 1, 1990.

The following tables detail the components of net periodic benefit cost and the amounts recognized in our Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the “Pension Plans”) and the Postretirement Medical and Life Benefits plans (in thousands):

	Pension Benefits

	2004	2003	2002

Service cost	$268	$94	$159
Interest cost	1,801	1,639	1,442
Expected return on plan assets	(239)	(325)	(521)
Amortization of transition obligation	53	53	118
Amortization of prior service cost	65	148	189
Recognized actuarial loss	1,068	363	143

Net periodic benefit cost	$3,016	$1,972	$1,530

Special termination benefits	$0	$64	$619

	Postretirement Medical and Life Benefits

	2004	2003	2002

Service cost	$13	$21	$17
Interest cost	73	90	94
Amortization of prior service cost	(7)	(7)	(7)
Recognized actuarial loss	37	44	37

Net periodic benefit cost	$116	$148	$141

Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

The change in benefit obligation and plan assets and reconciliation of funded status is as follows (in thousands):

	Pension Benefits		Postretirement Medical and Life Benefits

	2004	2003	2004	2003

Change in benefit obligation:
Benefit obligation at beginning of year	$28,717	$21,352	$1,231	$1,308
Service cost	268	94	13	21
Interest cost	1,801	1,639	73	89
Plan amendments/new entrants	2,240	516	(66)
Addition of Piccadilly participants	5,865
Special termination benefits		64
Actuarial loss	573	6,984 *	47	(72)
Benefits paid	(1,852)	(1,932)	(116)	(115)

Benefit obligation at end of year	$37,612	$28,717	$1,182	$1,231

Change in plan assets:
Fair value of plan assets at beginning of year	$2,432	$4,498	$0	$0
Actual return on plan assets	1,728	(1,268)
Employer contributions	2,391	1,134	116	115
Addition of Piccadilly assets	1,662
Benefits paid	(1,852)	(1,932)	(116)	(115)

Fair value of plan assets at end of year	$6,361	$2,432	$0	$0

Reconciliation of funded status:
Funded status	$(31,251)**	$(26,285)**	$(1,182)	$(1,231)
Employer contributions	454 ***	824 ***
Unrecognized net actuarial loss	17,121	14,079	747	737
Unrecognized transition obligation	69	122
Unrecognized prior service cost	2,709	534	(80)	(21)

Accrued benefit cost	$(10,898)	$(10,726)	$(515)	$(515)

Accrued benefit cost by plan:
Retirement Plan	$3,057	$1,908
Executive Supplemental Pension Plan	(11,842)	(10,606)
Management Retirement Plan	(2,113)	(2,028)

	$(10,898)	$(10,726)

*	The actuarial loss reflected for fiscal 2003 is primarily associated with discount rate changes and mortality assumption changes.

**

The funded status reflected above includes the liabilities attributable to all of the Pension Plans but only the assets of the Retirement Plan as the other two plans are not considered funded for ERISA purposes. To provide a source for the payment of benefits under the Executive Supplemental Pension Plan and the Management Retirement Plan, we own whole-life insurance contracts on some of the participants. The cash value of these policies net of policy loans was $20.1 million and $12.4 million at June 1, 2004 and June 3, 2003, respectively. We maintain a rabbi trust to hold the policies and death benefits as they are received.

***

Fiscal 2004 and 2003 employer contributions totaling $0.5 million and $0.8 million, respectively, were made to the Retirement Plan trust after the March 31, 2004 and March 31, 2003 measurement dates but before June 1, 2004 and June 3, 2003, respectively.  Of the $0.5 million contributed in fiscal 2004, $0.1 million related to amounts paid on behalf of Piccadilly.

Amounts recognized in the Consolidated Balance Sheets consist of (in thousands):

	Pension Benefits		Postretirement Medical and Life Benefits

	2004	2003	2004	2003

Accrued benefit liability	$(28,435)	$(23,666)	$(515)	$(515)
Intangible asset	2,777	655
Accumulated other comprehensive loss	14,760	12,285

Net amount recognized at year-end	$(10,898)	$(10,726)	$(515)	$(515)

Other comprehensive loss attributable to change in additional minimum liability recognition	$2,475	$7,672	$0	$0

Minimum funding for the Morrison Restaurants Inc. Retirement Plan is determined in accordance with the guidelines set forth in employee benefit and tax laws.  From time to time we may contribute additional amounts as we deem appropriate.  Based on calculations received from our actuary, we estimate that we will make contributions of $2.0 million to the Retirement Plan in fiscal 2005, $0.6 million of which will relate to Piccadilly.

The Retirement Plan’s assets are held in trust and were allocated as follows on March 31, 2004, the measurement date:

	Target Allocation	Actual Allocation

Equity securities	60-80%	78%
Fixed income securities	20-40%	16%
Cash and cash equivalents	0%	6%

Total	100%	100%

Retirement Plan fiduciaries set investment policies and strategies for the Retirement Plan’s trust.  The primary investment objectives are to maximize total return within a prudent level of risk, focus on a 3-5 year time horizon, fully diversify investment holdings, and meet the long-term return target selected as an actuarial assumption (currently 8%).  The Retirement Plan’s fiduciaries oversee the investment allocation process, which includes selecting investment managers, commissioning periodic asset-liability studies, setting long-term strategic targets and monitoring asset allocations.  Target allocation ranges are guidelines, not limitations, and occasionally the Retirement Plan’s fiduciaries will approve allocations above or below a target range.

Under the terms of the investment policy statement equity securities can include both domestic and international securities.  To be fully invested, the trust’s equity portfolio should not contain any domestic stock with value in excess of 10% of the total and the aggregate amount of the international equities should not exceed 30% of the total.  The goal of the fixed income portfolio is to provide a return exceeding inflation over an investment horizon spanning 5-10 years without exposure to excessive interest rate or credit rate risk.  Investments should be primarily U.S. Treasury or Government Agency securities and investment-grade corporate bonds at the time of purchase.  Investment grade bonds will include securities rated at least BBB by Standard & Poor’s or the equivalent Moody’s index.  Any single non-government issue is limited to 10% of the portfolio.

As noted above, we own whole-life insurance contracts in order to provide a source of funding for the Executive Supplemental Pension Plan and the Management Retirement Plan.  Benefits payable under these two plans are paid from a rabbi trust which holds the insurance contracts.  The Company will on occasion contribute additional amounts into the trust in the event of a liquidity shortfall.  We currently project that benefit payments from the rabbi trust for these two plans will approximate $1.1 million in fiscal 2005.

..

Additional year-end information for the pension plans which have benefit obligations in excess of plan assets (in thousands):

	Pension Benefits		Postretirement Medical and Life Benefits

	2004	2003	2004	2003

Projected benefit obligation	$37,612	$28,717	$1,182	$1,231
Accumulated benefit obligation	33,133	26,922	1,182	1,231
Fair value of plan assets	6,361	2,432	0	0

The assumptions used to compute the information above are set forth below:

	Pension Benefits

	2004	2003	2002

Discount rate	6.00%	6.50%	7.50%
Expected return on plan assets	8.00%	8.00%	10.00%
Rate of compensation increase	4.00%	4.00%	4.00%

	Postretirement Medical Benefits

	2004	2003	2002

Discount rate	6.00%	6.50%	7.50%

We currently are assuming a gross medical trend rate of 8.5% for fiscal 2005.  A change in this rate of 1% would have no significant effect on either our net periodic postretirement benefit expense or our accrued postretirement benefits liability.

9.  Capital Stock and Option Plans

Preferred Stock - RTI is authorized, under its Certificate of Incorporation, to issue up to 250,000 shares of preferred stock with a par value of $0.01. These shares may be issued from time to time in one or more series. Each series will have dividend rates, rights of conversion and redemption, liquidation prices, and other terms or conditions as determined by the Board of Directors. No preferred shares have been issued as of June 1, 2004.

The Ruby Tuesday, Inc. Stock Incentive and Deferred Compensation Plan for Directors - Under the Ruby Tuesday, Inc. Stock Incentive and Deferred Compensation Plan for Directors, non-employee directors have the opportunity to defer the receipt of their retainer fees or to use their retainer fees for the purchase of RTI shares. The Plan provides that the directors must use 60% of their retainer to purchase RTI stock if they have not attained a specified level of RTI stock ownership. Each director purchasing stock receives additional shares equal to 15% of the shares purchased and three times the total shares in options, which vest after six months and are thereafter exercisable until five years after the grant date. All options awarded under the Plan have been at the current market value at the time of grant. A Committee, appointed by the Board, administers the Plan. At June 1, 2004, we had reserved 652,000 shares of common stock under this Plan, 240,000 of which were subject to options outstanding.

The Ruby Tuesday, Inc. 2003 Stock Incentive Plan - A Committee, appointed by the Board, administers the Ruby Tuesday, Inc. 2003 Stock Incentive Plan (formerly called the Ruby Tuesday, Inc. 1996 Non-Executive Stock Incentive Plan, or “NSIP”) and has full authority in its discretion to determine the key employees and officers to whom stock incentives are granted and the terms and provisions of stock incentives. Option grants under the Plan can have varying vesting provisions and exercise periods as determined by such Committee. Options granted under the Plan vest in periods ranging from immediate to fiscal 2011, with the majority vesting 24 or 30 months following the date of grant, and the majority expiring five, but some up to ten, years after grant. The Plan permits the Committee to make awards of shares of common stock, awards of stock options or other derivative securities related to the value of the common stock, and certain cash awards to eligible persons. These discretionary awards may be made on an individual basis or for the benefit of a group of eligible persons. All options awarded under the Plan have been at the current market value at the time of grant. At the 2003 annual meeting of shareholders, RTI’s shareholders approved the amendment and a restatement of the NSIP which, among other amendments, changed the name of the plan to the Ruby Tuesday, Inc. 2003 Stock Incentive Plan.  This amendment and restatement had the effect of conforming the NSIP to the Ruby Tuesday, Inc. 1996 Stock Incentive Plan.  At June 1, 2004, we had reserved a total of 10,606,000 shares of common stock for these two plans, 8,363,000 of which were subject to options outstanding.

All stock options are awarded at the current market rate on the date of grant; therefore, under the intrinsic value method employed by APB 25, no compensation expense is recognized. We estimated the fair value of each option grant made during fiscal 2004, 2003 and 2002 as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002

Risk-free interest rate	2.40%	2.45%	3.97%
Expected dividend yield	0.14%	0.25%	0.20%
Expected stock price volatility	0.400	0.406	0.402
Expected life (in years)	3-4	3-8	3-4

The following table summarizes the activity in options under these stock option plans (in thousands, except per-share data):

	2004		2003		2002

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Beginning of year	8,784	$16.63	7,577	$15.10	8,067	$10.66
Granted	2,289	$32.03	2,345	$18.06	2,157	$22.40
Exercised	(2,297)	$11.49	(982)	$8.28	(2,478)	$7.26
Forfeited	(173)	$18.19	(156)	$16.60	(169)	$11.54

End of year	8,603	$22.07	8,784	$16.63	7,577	$15.10

Exercisable	2,909	$18.30	2,980	$11.70	1,600	$8.82

Weighted average fair value of options granted during the year	$ 10.98		$ 6.48		$ 8.19

The following table summarizes information about stock options outstanding and exercisable at June 1, 2004:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding (in thousands)	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price

$ 3.72 - $10.69	618	1.74	$ 9.32	462	$ 9.27
$11.88 - $17.96	2,319	3.71	$ 17.11	500	$ 17.21
$18.35 - $22.73	1,760	2.77	$ 19.00	1,449	$ 19.01
$23.30 - $28.79	1,892	3.10	$ 23.63	374	$ 23.31
$29.71 - $33.00	2,014	4.84	$ 32.89	124	$ 32.96

$ 3.72 - $33.00	8,603	3.51	$ 22.07	2,909	$ 18.30

10.  Commitments and Contingencies

At June 1, 2004, we had certain third-party guarantees, which primarily arose in connection with our franchising and divestiture activities. The majority of these guarantees expire through fiscal 2013. Generally, we are required to perform under these guarantees in the event that a third-party fails to make contractual payments or, in the case of franchise partnership debt guarantees, achieve certain performance measures.

Franchise Partnership Guarantees
As part of the franchise partnership program, we have negotiated with various lenders a $48.0 million credit facility, renewed on October 7, 2003, to assist the franchise partnerships with working capital needs and cash flows for operations. As sponsor of the credit facility, we serve as partial guarantor of the draws made on this revolving line-of-credit. The renewal extended the termination date until October 5, 2006 and reduced the term of individual franchise partnership loan commitments from 24 to 12 months. The renewal further allows RTI to increase the amount of the facility by up to $25 million (to a total of $73 million) or, if desired, to reduce the amount of the facility. Other changes to the facility contained in the renewal were not significant.

Prior to July 1, 2004, RTI also had an arrangement with a different third party whereby we could choose, in our sole discretion, to partially guarantee (up to $10.0 million in total) specific loans for new franchisee restaurant development. Should payments be required under this guarantee, RTI has certain rights to acquire the operating restaurants after the third party debt is paid.  See Note 11 to the Consolidated Financial Statements for discussion regarding the replacement of this program with a similar program featuring a smaller potential total Company guarantee.

As of June 1, 2004, the amounts guaranteed under these two facilities were $18.8 million and $1.2 million, respectively. Unless extended, guarantees under these programs will expire at various dates from August 2004 and September 2009, respectively. To the best of our knowledge, all of the franchise partnerships are current in the payment of their obligations due under these credit facilities. We have recorded a liability totaling $0.7 million related to the $18.8 million of these guarantees which originated or were modified after the effective date of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This amount was determined based on amounts to be received from the franchise partnerships as consideration for the guarantees. We believe these amounts approximate the fair value of the guarantees.

Divestiture Guarantees
During fiscal 1996, our shareholders approved the distribution (the “Distribution”) of our family dining restaurant business, then called Morrison Fresh Cooking, Inc. (“MFC”), and our health care food and nutrition services business, then called Morrison Health Care, Inc. (“MHC”). Subsequently, Piccadilly acquired MFC and Compass acquired MHC. Prior to the Distribution, we entered into various guaranty agreements with both MFC and MHC, most of which have expired. We do remain contingently liable (a) for payments due to MFC and MHC employees retiring under (1) two non-qualified defined benefit plans based upon the level of benefits due those participants as of March 1996, and (2) for funding obligations under one qualified plan, and (b) for payments due on certain open workers’ compensation and general liability claims. As payments are required under these guarantees, RTI will split amounts due equally with the other non-defaulting entity (MFC or MHC).

As discussed in Note 8 to the Consolidated Financial Statements, on October 29, 2003, Piccadilly announced that it had signed an agreement to sell substantially all of its assets, including its restaurant operations, to a third party for $54 million. In order to implement the sale, Piccadilly filed for Chapter 11 protection in the United States Bankruptcy Court in Fort Lauderdale, Florida, that same day.

In December 2003, the Bankruptcy Court entered an order approving the bid procedures and the form of purchase agreement, and set a hearing for February 13, 2004 to consider approval of a sale of substantially all of Piccadilly’s assets. Because qualified bids for Piccadilly’s assets were received from more than one bidder, an auction was conducted on February 11, 2004. The auction resulted in an agreement to sell Piccadilly’s assets and ongoing business operations to a different third party for $80 million, an amount which will, according to Piccadilly, allow Piccadilly to fully retire both its outstanding bank debt and its senior notes. The increased sales price will, according to Piccadilly, result in some amount being available for pro rata distribution to the unsecured creditors of Piccadilly; however, no distribution to common shareholders is expected to be available. This transaction was completed on March 16, 2004.

On March 10, 2004, we filed a claim against Piccadilly in the bankruptcy proceeding in the amount of approximately $6.2 million. The amount of such claim, if any, which will be allowed by the bankruptcy court and the amount of any corresponding recovery is not known at this time.

As of June 1, 2004, we have recorded a liability of $3.6 million for the three retirement plans’ divestiture guarantees, comprised of $1.2 million related to the qualified plan and $2.4 million for the two non-qualified plans. These amounts were determined in consultation with the plans’ actuary, and assume no recovery in the bankruptcy proceedings. Our ultimate recovery in the bankruptcy proceeding and our ultimate liability related to the retirement plans’ divestiture guarantees may be higher or lower based on various factors, including the level of funds distributed to Piccadilly’s unsecured creditors as part of the bankruptcy proceedings and the accuracy of the MFC employees’ benefit records.

As noted above, we, along with MHC, are also contingently liable for certain workers’ compensation and general liability claims (estimated to be $0.2 million). Additionally, we, along with MHC, may be subject to claims, although no such claims have been made and we believe it unlikely that we would be liable should such claims be made, for payments due to certain pre-Distribution lessors of MFC. The actual amount of these and the other contingent liabilities, and any loss to be recorded by RTI, will depend on several factors including, without limitation, the current status of MFC’s pre-Distribution leased properties, the current employment and benefit status of MFC’s pre-Distribution employees, and whether MHC makes any contributing payments it may be required to make. Although the ultimate amount of these contingent liabilities cannot be determined at this time, we believe that such liability will not have a material adverse effect on our operations, financial condition or liquidity.

We estimated our divestiture guarantees related to MHC at June 1, 2004 to be $5.0 million for employee benefit plans and $0.2 million for the workers’ compensation and general liability claims. In addition, we remain contingently liable for MFC’s portion (estimated to be $3.6 million) of the employee benefit plan and workers’ compensation obligations and general liability claims for which MHC is currently responsible under the divestiture guarantee agreements. We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

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

At June 1, 2004, RTI was committed under letters of credit totaling $10.8 million issued primarily in connection with our workers’ compensation and casualty insurance programs.

Litigation
We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending legal proceedings will not have a material adverse effect on our operations, financial position or liquidity.

Employment Agreement
RTI has an employment agreement with Samuel E. Beall, III, pursuant to which Mr. Beall has agreed to serve as Chief Executive Officer of the Company until June 18, 2010.  Pursuant to this agreement, Mr. Beall is compensated at a base salary (adjusted annually based on various Company or market factors) and is also entitled to an annual bonus opportunity and a long-term incentive compensation program, which currently includes stock option grants and life insurance coverage.  Mr. Beall’s employment agreement provides for certain severance payments to be made in the event of a termination other than for cause, or a change in control.  The agreement defines the circumstances which will constitute a change in control.  If the severance payments had been due as of June 1, 2004, we would have been required to make payments totaling approximately $10.4 million.

Purchase Commitments
The Company has minimum purchase commitments with various vendors through fiscal 2006. Outstanding commitments as of June 1, 2004 were approximately $272.8 million, a portion of which we believe will be purchased by certain traditional domestic franchisees and/or franchise partnerships.  These obligations consist of construction projects, supplies for various types of meat, cheese, soups/sauces, paper products, and other food products, which are an integral part of the business operations of Ruby Tuesday, Inc.

11.  Subsequent Events

On July 1, 2004, RTI terminated the franchise partnership $10 million guarantee program discussed in Note 10, notified the original third party lender that it would no longer enter into additional guaranty arrangements, and entered into a similar program with a different third party lender.  In the new program, the Company’s potential guaranty liability is reduced, and the program includes better terms and lower rates for the franchisees.  RTI will honor the partial guarantees of the three loans to franchise partnerships that were in existence as of the termination of the now terminated prior $10 million guarantee program.  Under the new arrangement, qualifying franchise partnerships may collectively borrow up to $20 million for new restaurant development.  The Company will guarantee generally 15% to 20%, and in certain circumstances, up to 40% of the loan amounts, provided, however, that the total amount of RTI’s guarantee exceed $8 million.  This new arrangement has a three year term that will expire on July 1, 2007, although any guarantees outstanding at that time will survive the expiration of the arrangement.  Should payments be required under the new financing arrangement, RTI has rights to acquire the operating restaurants after the third party debt is paid.  The Company does not anticipate entering into any future franchise partnership guaranty programs.

On July 14, 2004, the Company’s Board of Directors declared a semi-annual cash dividend of 2.25¢ per share payable August 9, 2004, to shareholders of record on July 26, 2004.

12.  Supplemental Quarterly Financial Data (Unaudited)

Quarterly financial results for the years ended June 1, 2004 and June 3, 2003, are summarized below.
(In thousands, except per-share data)

	For the Year Ended June 1, 2004

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$249,852	$245,004	$270,965	$275,538	$1,041,359

Gross profit*	$67,369	$63,491	$77,971	$77,802	$286,633

Income before income taxes	$38,123	$34,173	$50,307	$48,213	$170,816
Provision for income taxes	13,610	12,131	17,902	17,164	60,807

Net income	$24,513	$22,042	$32,405	$31,049	$110,009

Earnings per share:
Basic	$0.38	$0.34	$0.49	$0.47	$1.68

Diluted	$0.37	$0.33	$0.48	$0.46	$1.64

	For the Year Ended June 3, 2003

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$222,512	$211,503	$232,856	$246,913	$913,784

Gross profit*	$50,757	$49,756	$61,119	$63,835	$225,467

Income before income taxes	$30,965	$26,969	$38,945	$38,831	$135,710
Provision for income taxes	10,776	9,384	13,553	13,513	47,226

Net income	$20,189	$17,585	$25,392	$25,318	$88,484

Earnings per share:
Basic	$0.32	$0.27	$0.40	$0.39	$1.38

Diluted	$0.31	$0.27	$0.39	$0.39	$1.36

*  We define gross profit as revenue less cost of merchandise, payroll and related costs, and other restaurant operating costs.

Ruby Tuesday, Inc. common stock is publicly traded on the New York Stock Exchange under the ticker symbol RI. The following table sets forth the reported high and low prices of the common stock and cash dividends paid thereon for each quarter during fiscal 2004 and 2003.

Fiscal Year Ended June 1, 2004				Fiscal Year Ended June 3, 2003

Quarter	High	Low	Per Share Cash Dividends	Quarter	High	Low	Per Share Cash Dividends

First	$25.46	$20.87	2.25¢	First	$23.27	$16.80	2.25¢
Second	$29.93	$23.12	—	Second	$19.50	$14.24	—
Third	$32.77	$26.70	2.25¢	Third	$20.75	$15.90	2.25¢
Fourth	$33.00	$26.50	—	Fourth	$24.25	$16.65	—

As of July 26, 2004, there were approximately 5,020 holders of record of the Company’s common stock.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Ruby Tuesday, Inc.:

We have audited the accompanying consolidated balance sheets of Ruby Tuesday, Inc. and subsidiaries (the “Company”) as of June 1, 2004 and June 3, 2003, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 1, 2004. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ruby Tuesday, Inc. and subsidiaries as of June 1, 2004 and June 3, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended June 1, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Louisville, Kentucky July 7, 2004, except as to Note 11 which is as of July 14, 2004

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures

RTI’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures provide them effectively and timely with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company been detected.

     (b) Changes in Internal Controls over Financial Reporting

No significant change in our internal control over financial reporting occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Company

The information required by this Item 10 regarding the directors of the Company is incorporated herein by reference to the information set forth in the table entitled “Director and Director Nominee Information” under “Election of Directors” in the definitive proxy statement of the Company (the “Proxy Statement”) relating to the Company’s annual meeting of shareholders to be held on October 5, 2004 (the “Annual Meeting”).

Information regarding executive officers of the Company has been included in Part I of this Annual Report under the caption “Executive Officers of the Company.”

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions “Executive Compensation” and “Directors’ Fees and Attendance” in the Proxy Statement relating to the Annual Meeting.

Item 12. Security Ownership of Certain Beneficial Owners
and Management and Related Shareholder Matters

The information required by this Item 12 is incorporated herein by reference to the information set forth in the table captioned “Beneficial Ownership of Common Stock” and the information set forth under the caption “Equity Compensation Plan Information” in the Proxy Statement relating to the Annual Meeting.

Item 13. Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated herein by reference to the information set forth under the caption “Certain Transactions” in the Proxy Statement relating to the Annual Meeting.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the information set forth under the caption “Accountants Fees and Expenses” in the Proxy Statement relating to the Annual Meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and
Reports on Form 8-K

(a) The following documents are filed as part of this report:

1. Financial Statements:

The financial statements of the Company and its subsidiaries are listed in the accompanying “Index to Consolidated Financial Statements” on page 27.

2. Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts for the Years Ended June 1, 2004, June 3, 2003, and June 4, 2002 (in thousands):

Description	Balance at Beginning of Period	Charged/ (Credited) to Costs and Expenses	Charged to other Accounts	Write-offs	Balance at End of Period

Allowance for Doubtful Notes
Fiscal Year Ended June 1, 2004	$ 5,655				$ 5,655
Fiscal Year Ended June 3, 2003	19,481	$ (2,600)		$ (11,226)	5,655
Fiscal Year Ended June 4, 2002	19,729	34,050	$ 592	(34,890)	19,481

All other financial statement schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

3. Exhibits:

The exhibits filed with or incorporated by reference in this report are listed on the Exhibit Index beginning on page 60.

(b)	Reports on Form 8-K:

We furnished a Current Report on Form 8-K on April 6, 2004, which included our press release announcing our financial results for the quarter ended March 2, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.

Date: July 30, 2004	By:	/s/ Samuel E. Beall, III

Samuel E. Beall, III Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Position	Date
/s/ Samuel E. Beall, III	Chairman of the Board, President	Date: July 30, 2004
Samuel E. Beall, III	and Chief Executive Officer

/s/ Marguerite N. Duffy	Senior Vice President,	Date: July 30, 2004
Marguerite N. Duffy	Chief Financial Officer

/s/ John B. McKinnon	Director	Date: July 30, 2004
John B. McKinnon

/s/ Dr. Donald Ratajczak	Director	Date: July 30, 2004
Dr. Donald Ratajczak

/s/ Dolph W. von Arx	Director	Date: July 30, 2004
Dolph W. von Arx

/s/ Claire L. Arnold	Director	Date: July 30, 2004
Claire L. Arnold

/s/ James A. Haslam, III	Director	Date: July 30, 2004
James A. Haslam, III

/s/ Elizabeth L. Nichols	Director	Date: July 30, 2004
Elizabeth L. Nichols

/s/ Bernard Lanigan Jr.	Director	Date: July 30, 2004
Bernard Lanigan Jr.

/s/ Stephen I. Sadove	Director	Date: July 30, 2004
Stephen I. Sadove

RUBY TUESDAY, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended, of Ruby Tuesday, Inc. (1)

3.2	Bylaws, as amended, of Ruby Tuesday, Inc. +

4.1	Specimen Common Stock Certificate. (1)

4.2	Articles of Incorporation, as amended, of Ruby Tuesday, Inc. (filed as Exhibit 3.1 hereto).

4.3	Bylaws, as amended, of Ruby Tuesday, Inc. (filed as Exhibit 3.2 hereto).

10.1	Ruby Tuesday, Inc. Executive Supplemental Pension Plan, restated as of July 1, 1999.* (2)

10.2	First Amendment, dated as of April 9, 2001, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan.* (3)

10.3	Second Amendment, dated as of April 10, 2002, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan.* (4)

10.4	Third Amendment, dated as of September 18, 2003, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan.* (5)

10.5	Fourth Amendment, dated as of June 29, 2004, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan.* +

10.6	Morrison Restaurants Inc. Stock Incentive and Deferred Compensation Plan for Directors together with First Amendment, dated as of June 29, 1995.* (6)

10.7	Form of Second Amendment to Stock Incentive and Deferred Compensation Plan for Directors.* (7)

10.8	Form of Third Amendment to Stock Incentive and Deferred Compensation Plan for Directors.* (8)

10.9	Fourth Amendment, dated as of July 8, 2002, to the Stock Incentive and Deferred Compensation Plan for Directors.* (9)

10.10	Ruby Tuesday, Inc. 2003 Stock Incentive Plan (formerly the 1996 Non-Executive Stock Incentive Plan (formerly the Morrison Restaurants Inc. 1993 Non-Executive Stock Incentive Plan)).* + (10)

10.11	Reserved

10.12	Reserved

10.13

Morrison Restaurants Inc. Deferred Compensation Plan, as restated effective January 1, 1994, together with amended and restated Trust Agreement, dated as of December 1, 1992, to Deferred Compensation Plan.* (13)

10.14	Morrison Restaurants Inc. Management Retirement Plan together with First Amendment, dated as of June 30, 1994 and Second Amendment, dated as of July 31, 1995.* (14)

10.15	Form of Third Amendment to Management Retirement Plan.* (15)

10.16	Form of Fourth Amendment to Management Retirement Plan.* (16)

10.17	Form of Fifth Amendment to Management Retirement Plan.* (17)

10.18	Sixth Amendment, dated as of April 9, 2001, to the Ruby Tuesday, Inc. Management Retirement Plan.* (18)

10.19	Form of Morrison Restaurants Inc. Retirement Plan.* (19)

10.20	Form of First Amendment to the Morrison Restaurants Inc. Retirement Plan.* (20)

10.21	Form of Second Amendment to Retirement Plan.* (21)

10.22	Third Amendment, dated as of July 10, 2000, to the Morrison Retirement Plan.* (22)

10.23	Fourth Amendment, dated as of March 21, 2002, to the Morrison Retirement Plan.* (23)

10.24	Fifth Amendment, dated as of December 17, 2002, to Morrison Retirement Plan.* (24)

10.25	Sixth Amendment, dated as of February 16, 2004, to the Morrison Retirement Plan.* (25)

10.26	Executive Group Life and Executive Accidental Death and Dismemberment Plan.* (26)

10.27	Morrison Restaurants Inc. Executive Life Insurance Plan.* (27)

10.28	Form of First Amendment to the Morrison Restaurants Inc. Executive Life Insurance Plan.* (28)

10.29	Ruby Tuesday, Inc. 1996 Stock Incentive Plan, restated as of September 30, 1999.* (29)

10.30	First Amendment, dated as of July 10, 2000, to the restated Ruby Tuesday, Inc. 1996 Stock Incentive Plan.* (30)

10.31	Indenture, dated as of April 9, 2001, to the Ruby Tuesday, Inc. Salary Deferral Plan.* (31)

10.32	First Amendment, dated as of February 11, 2002, to the Ruby Tuesday, Inc. Salary Deferral Plan.* (32)

10.33	Second Amendment, dated as of December 9, 2002, to the Ruby Tuesday, Inc. Salary Deferral Plan.* (33)

10.34	Ruby Tuesday, Inc. Deferred Compensation Plan Trust Agreement restated as of June 1, 2001.* (34)

10.35	First Amendment, dated as of June 10, 2002, to the Ruby Tuesday, Inc. Deferred Compensation Plan Trust Agreement.* (35)

10.36	Ruby Tuesday, Inc. Restated Deferred Compensation Plan, dated as of November 26, 2002.* (36)

10.37	Incentive Bonus Plan for the Chief Executive Officer.* (37)

10.38	First Amendment, dated as of July 8, 2002, to Incentive Bonus Plan for the Chief Executive Officer.* (38)

10.39	Employment Agreement dated as of June 19, 1999, by and between Ruby Tuesday, Inc. and Samuel E. Beall, III.* (39)

10.40	First Amendment, dated as of January 9, 2003, to Employment Agreement by and between Ruby Tuesday, Inc. and Samuel E. Beall, III.* (40)

10.41	Partner Agreement, dated as of June 6, 2001, by and between Ruby Tuesday, Inc. and Robert D. McClenagan, Jr.* (41)

10.42	Partner Agreement, dated as of June 5, 2002, by and between Ruby Tuesday, Inc. and Mark S. Ingram.* (42)

10.43	Termination of Partner Agreement, dated as of June 3, 2003, by and between Ruby Tuesday, Inc. and Mark S. Ingram.* (43)

10.44	Distribution Agreement, dated as of March 2, 1996, by and among Morrison Restaurants Inc., Morrison Fresh Cooking, Inc. and Morrison Health Care, Inc. (44)

10.45

Amended and Restated Tax Allocation and Indemnification Agreement, dated as of March 2, 1996, by and among Morrison Restaurants Inc., Custom Management Corporation of Pennsylvania, Custom Management Corporation, John C. Metz & Associates, Inc., Morrison International, Inc., Morrison Custom Management Corporation of Pennsylvania, Morrison Fresh Cooking, Inc., Ruby Tuesday, Inc., a Delaware corporation, Ruby Tuesday (Georgia), Inc., a Georgia corporation, Tias, Inc. and Morrison Health Care, Inc. (45)

10.46	Agreement Respecting Employee Benefit Matters, dated as of March 2, 1996, by and among Morrison Restaurants Inc., Morrison Fresh Cooking, Inc. and Morrison Health Care, Inc. (46)

10.47	License Agreement, dated as of March 2, 1996, between Ruby Tuesday (Georgia), Inc. and Morrison Health Care, Inc. (47)

10.48

Amended and Restated Operating Agreement of MRT Purchasing, LLC, dated as of March 2, 1996, by and among Morrison Restaurants Inc., Ruby Tuesday, Inc., Morrison Fresh Cooking, Inc. and Morrison Health Care, Inc. (48)

10.49	Termination of Partner Agreement, dated as of June 6, 2004, by and between Ruby Tuesday, Inc. and Robert D. McClenagan, Jr. +

10.50	Reserved

10.51	Reserved

10.52	Reserved

10.53

Amended and Restated Loan Facility Agreement and Guaranty, dated as of October 11, 2000, by and among Ruby Tuesday, Inc., SunTrust Bank, as Servicer, and each of the Participant Party thereto, together with exhibits thereto. (53)

10.54	First Amendment, dated as of February 28, 2001, to Amended and Restated Loan Facility Agreement and Guaranty by and among Ruby Tuesday, Inc., SunTrust Bank and each of the Participants thereto. (54)

10.55	Second Amendment, dated as of October 10, 2001, to Amended and Restated Loan Facility Agreement and Guaranty by and among Ruby Tuesday, Inc., SunTrust Bank and each of the Participants thereto. (55)

10.56	Third Amendment, dated as of October 17, 2001, to Amended and Restated Loan Facility Agreement and Guaranty by and among Ruby Tuesday, Inc., SunTrust Bank and each of the Participants thereto. (56)

10.57	Fourth Amendment, dated as of October 8, 2002, to Amended and Restated Loan Facility Agreement and Guaranty by and among Ruby Tuesday, Inc., SunTrust Bank and each of the Participants thereto. (57)

10.58	Fifth Amendment, dated as of March 31, 2003, to Amended and Restated Loan Facility Agreement and Guaranty by and among Ruby Tuesday, Inc., SunTrust Bank and each of the Participants thereto. (58)

10.59	Sixth Amendment, dated as of April 30, 2003, to Amended and Restated Loan Facility Agreement and Guaranty by and among Ruby Tuesday, Inc., SunTrust Bank and each of the Participants thereto. (59)

10.60	Seventh Amendment to the Amended and Restated Loan Facility Agreement and Guaranty dated as of October 7, 2003. (60)

10.61

Master Distribution Agreement, dated as of December 9, 2003 by and between Ruby Tuesday, Inc. and PFG Customized Distribution (portions of which have been redacted pursuant to a confidential treatment request filed with the SEC). (61)

10.62	Reserved

10.63

Revolving Credit and Term Loan Agreement, dated as of July 26, 2002, by and among Ruby Tuesday, Inc., a Georgia corporation, the several banks and other financial institutions from time to time party hereto, and SunTrust Bank, in its capacity as Administrative Agent for the Lenders, as Issuing Bank, and as Swingline Lenders. (63)

10.64

First Amendment, dated as of March 31, 2003, to Revolving Credit and Term Loan Agreement by and among Ruby Tuesday, Inc., each of the financial institutions listed on the signature pages thereto, and SunTrust Bank. (64)

10.65

Second Amendment, dated as of April 30, 2003, to Revolving Credit and Term Loan Agreement by and among Ruby Tuesday, Inc., each of the financial institutions listed on the signature pages thereto, and SunTrust Bank. (65)

10.66	Third Amendment to the Revolving Credit and Term Loan Agreement dated as of October 7, 2003. (66)

10.67	Note Purchase Agreement, dated as of April 3, 2003, by and among Ruby Tuesday, Inc. and the Purchasers, together with forms of notes and subsidiary guaranty agreement. (67)

10.68	First Amendment, dated as of October 1, 2003, to Note Purchase Agreement, dated as of April 1, 2003, by and among Ruby Tuesday, Inc. and the Purchasers. (68)

10.69	Reserved

10.70	Reserved

10.71	Reserved

21.1	Subsidiaries of Ruby Tuesday, Inc. +

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm for Ruby Tuesday, Inc. for the fiscal years ended June 1, 2004, June 3, 2003 and June 4, 2002. +

31.1	Certification of Samuel E. Beall, III, Chairman of the Board, President and Chief Executive Officer. +

31.2	Certification of Marguerite N. Duffy, Senior Vice President, Chief Financial Officer. +

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

Footnote	Description

*	Management contract or compensatory plan or arrangement.

+	Filed herewith.

(1)	Incorporated by reference to Exhibit of the same number to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(2)

Incorporated by reference to Exhibit 99.3 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 18, 2000 by Ruby Tuesday, Inc. for the three month period ended September 3, 2000 (File No. 1-12454).

(3)

Incorporated by reference to Exhibit 10.59 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 4, 2002 filed with the Securities and Exchange Commission on August 29, 2002 (File No. 1-12454).

(4)

Incorporated by reference to Exhibit 10.42 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 5, 2001 filed with the Securities and Exchange Commission on August 31, 2001 (File No. 1-12454).

(5)	Incorporated by reference to Exhibit 99.3 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 14, 2003 (File No. 1-12454).

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

(8)

Incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 3, 2003, filed with the Securities and Exchange Commission on August 15, 2003 (File No. 1-12454).

(9)

Incorporated by reference to Exhibit 99.5 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 15, 2003 by Ruby Tuesday, Inc. for the three month period ended December 3, 2002 (File No. 1-12454).

(10)	Incorporated by reference to Exhibit 10(h) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 5, 1993 (File No. 0-1750).

(11)	Reserved

(12)	Reserved

(13)	Incorporated by reference to Exhibit 10(i) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 5, 1993 (File No. 0-1750).

(14)	Incorporated by reference to Exhibit 10(n) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 3, 1995 (File No. 1-12454).

(15)	Incorporated by reference to Exhibit 10.32 to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(16)

Incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 3, 2003, filed with the Securities and Exchange Commission on August 15, 2003 (File No. 1-12454).

(17)

Incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 3, 2003, filed with the Securities and Exchange Commission on August 15, 2003 (File No. 1-12454).

(18)

Incorporated by reference to Exhibit 10.41 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 5, 2001 filed with the Securities and Exchange Commission on August 31, 2001 (File No. 1-12454).

(19)

Incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 3, 2003, filed with the Securities and Exchange Commission on August 15, 2003 (File No. 1-12454).

(20)

Incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 3, 2003, filed with the Securities and Exchange Commission on August 15, 2003 (File No. 1-12454).

(21)	Incorporated by reference to Exhibit 10.35 to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(22)

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

(24)

Incorporated by reference to Exhibit 99.6 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 15, 2003 by Ruby Tuesday, Inc. for the three month period ended December 3, 2002 (File No. 1-12454).

(25)	Incorporated by reference to Exhibit 99.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 12, 2004 (File No. 1-12454).

(26)	Incorporated by reference to Exhibit 10(q) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 3, 1989 (File No. 0-1750).

(27)	Incorporated by reference to Exhibit 10(a)(a) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 4, 1994 (File No. 1-12454).

(28)

Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 3, 2003, filed with the Securities and Exchange Commission on August 15, 2003 (File No. 1-12454).

(29)

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

(33)

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

(36)

Incorporated by reference to Exhibit 99.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 15, 2003 by Ruby Tuesday, Inc. for the three month period ended December 3, 2002 (File No. 1-12454).

(37)	Incorporated by reference to the Appendix to Ruby Tuesday, Inc.’s Proxy Statement for the 1999 Annual Meeting of Shareholders dated as of August 27, 1999 (File No. 1-12454).

(38)

Incorporated by reference to Exhibit 99.4 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 15, 2003 by Ruby Tuesday, Inc. for the three month period ended December 3, 2002 (File No. 1-12454).

(39)

Incorporated by reference to Exhibit 99.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 19, 2000 by Ruby Tuesday, Inc. for the three month period ended December 5, 1999 (File No. 1-12454).

(40)

Incorporated by reference to Exhibit 99.7 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 15, 2003 by Ruby Tuesday, Inc. for the three month period ended December 3, 2002 (File No. 1-12454).

(41)

Incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 5, 2001 filed with the Securities and Exchange Commission on August 31, 2001 (File No. 1-12454).

(42)

Incorporated by reference to Exhibit 99.3 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 15, 2003 by Ruby Tuesday, Inc. for the three month period ended December 3, 2002 (File No. 1-12454).

(43)

Incorporated by reference to Exhibit 10.40 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 3, 2003, filed with the Securities and Exchange Commission on August 15, 2003 (File No. 1-12454).

(44)	Incorporated by reference to Exhibit 10.23 to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(45)	Incorporated by reference to Exhibit 10.24 to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(46)	Incorporated by reference to Exhibit 10.25 to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(47)	Incorporated by reference to Exhibit 10.26 to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(48)	Incorporated by reference to Exhibit 10.27 to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(49)	Reserved

(50)	Reserved

(51)	Reserved

(52)	Reserved

(53)

Incorporated by reference to Exhibit 99.8 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 18, 2000 by Ruby Tuesday, Inc. for the three month period ended September 3, 2000 (File No. 1-12454).

(54)

Incorporated by reference to Exhibit 99.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 16, 2002 by Ruby Tuesday, Inc. for the three month period ended September 3, 2002 (File No. 1-12454).

(55)

Incorporated by reference to Exhibit 99.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 16, 2002 by Ruby Tuesday, Inc. for the three month period ended September 3, 2002 (File No. 1-12454).

(56)

Incorporated by reference to Exhibit 99.3 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 16, 2002 by Ruby Tuesday, Inc. for the three month period ended September 3, 2002 (File No. 1-12454).

(57)

Incorporated by reference to Exhibit 99.4 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 16, 2002 by Ruby Tuesday, Inc. for the three month period ended September 3, 2002 (File No. 1-12454).

(58)	Incorporated by reference to Exhibit 99.3 to Quarterly Report on Form 10-Q filed on April 15, 2003 by Ruby Tuesday, Inc. for the three month period ended March 4, 2003 (File No. 1-12454).

(59)

Incorporated by reference to Exhibit 10.55 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 3, 2003, filed with the Securities and Exchange Commission on August 15, 2003 (File No. 1-12454).

(60)	Incorporated by reference to Exhibit 99.3 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 16, 2004 (File No. 1-12454).

(61)	Incorporated by reference to Exhibit 99.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 12, 2004 (File No. 1-12454).

(62)	Reserved

(63)

Incorporated by reference to Exhibit 10.55 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 4, 2002 filed with the Securities and Exchange Commission on August 29, 2002 (File No. 1-12454).

(64)

Incorporated by reference to Exhibit 99.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 15, 2003 by Ruby Tuesday, Inc. for the three month period ended March 4, 2003 (File No. 1-12454).

(65)

Incorporated by reference to Exhibit 10.66 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 3, 2003, filed with the Securities and Exchange Commission on August 15, 2003 (File No. 1-12454).

(66)	Incorporated by reference to Exhibit 99.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 16, 2004 (File No. 1-12454).

(67)	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2003 (File No. 1-12454).

(68)	Incorporated by reference to Exhibit 99.4 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 16, 2004 (File No. 1-12454).