Form 10-Q
period 2004-08-31
RUBY TUESDAY INC
filed 2004-10-08
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  August 31, 2004

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

64,942,503

          (Number of shares of common stock, $0.01 par value, outstanding as of October 5, 2004)

   RUBY TUESDAY, INC.

   INDEX

Page
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
AUGUST 31, 2004 AND JUNE 1, 2004	3
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN WEEKS ENDED
AUGUST 31, 2004 AND SEPTEMBER 2, 2003	4
CONDENSED CONSOLIDATED STATEMENTS OF CASH
FLOWS FOR THE THIRTEEN WEEKS
ENDED AUGUST 31, 2004 AND SEPTEMBER 2, 2003	5
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS	6-12
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS	13-20
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK	21
ITEM 4. CONTROLS AND PROCEDURES	21
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	22
ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF
EQUITY SECURITIES	22
ITEM 6. EXHIBITS	23
SIGNATURES	24

 PART I — FINANCIAL INFORMATION
ITEM 1.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)

	AUGUST 31, 2004	JUNE 1, 2004
		(NOTE A)
Assets
Current assets:
Cash and short-term investments	$ 6,902	$ 19,485
Accounts and notes receivable	10,223	9,978
Inventories:
Merchandise	8,585	8,068
China, silver and supplies	5,519	5,579
Income tax receivable	--	2,941
Deferred income taxes	1,592	1,975
Prepaid rent and other expenses	10,389	8,623
Assets held for sale	3,943	3,030
Total current assets	47,153	59,679
Property and equipment, net	770,708	753,319
Goodwill	7,845	7,845
Notes receivable, net	32,494	33,366
Other assets	65,872	64,324
Total assets	$ 924,072	$ 918,533

Liabilities & shareholders' equity
Current liabilities:
Accounts payable	$ 34,105	$ 37,416
Accrued liabilities:
Taxes, other than income taxes	13,711	13,070
Payroll and related costs	9,502	18,021
Insurance	7,053	6,332
Rent and other	17,187	15,185
Income tax payable	10,970	--
Current portion of long-term debt	455	518
Total current liabilities	92,983	90,542
Long-term debt	164,883	168,087
Deferred income taxes	51,275	51,310
Deferred escalating minimum rent	9,773	9,621
Other deferred liabilities	72,751	72,189
Total liabilities	391,665	391,749
Shareholders' equity:
Common stock, $0.01 par value; (authorized 100,000
shares; issued 64,837 @ 8/31/04; 65,549 @ 6/1/04)	648	655
Capital in excess of par value	1,983	16,455
Retained earnings	538,678	518,576
Deferred compensation liability payable in
Company stock	5,065	4,821
Company stock held by Deferred Compensation Plan	(5,065)	(4,821)
Accumulated other comprehensive loss	(8,902)	(8,902)
	532,407	526,784
Total liabilities & shareholders' equity	$ 924,072	$ 918,533

The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER-SHARE DATA)

	THIRTEEN WEEKS ENDED
	AUGUST 31, 2004	SEPTEMBER 2, 2003
Revenue:
Restaurant sales and operating revenue	$ 262,854	$ 245,774
Franchise revenue	4,669	4,078
	267,523	249,852
Operating costs and expenses:
Cost of merchandise	67,335	63,341
Payroll and related costs	80,103	77,688
Other restaurant operating costs	46,229	41,454
Depreciation and amortization	14,632	12,887
Selling, general and administrative,
net of support service fee income
totaling $4,531 in 2005 and $4,110
in 2004	14,828	16,080
Equity in (earnings) of unconsolidated
franchises	(1,764)	(1,071)
Interest expense, net	592	1,350
	221,955	211,729
Income before income taxes	45,568	38,123
Provision for income taxes	16,314	13,610
Net income	$ 29,254	$ 24,513

Earnings per share:
Basic	$ 0.45	$ 0.38

Diluted	$ 0.44	$ 0.37

Weighted average shares:
Basic	65,244	64,809

Diluted	66,526	66,170

Cash dividends declared per share	2.25¢	2.25¢

The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	THIRTEEN WEEKS ENDED
	AUGUST 31, 2004	SEPTEMBER 2, 2003
Operating activities:
Net income	$ 29,254	$ 24,513
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	14,632	12,887
Amortization of intangibles	39	39
Deferred income taxes	348	3,072
Loss on impairment and disposition of assets	443	43
Loss on derivatives	--	(10)
Equity in (earnings) of unconsolidated franchises	(1,764)	(1,071)
Other	49	11
Changes in operating assets and liabilities:
Receivables	627	4,636
Inventories	(457)	(137)
Income tax payable/receivable	13,911	2,984
Prepaid and other assets	(1,655)	416
Accounts payable, accrued and other liabilities	(7,752)	8,386
Net cash provided by operating activities	47,675	55,769
Investing activities:
Purchases of property and equipment	(33,903)	(43,735)
Acquisition of an additional 49% interest in
unconsolidated franchises	--	(2,000)
Distributions received from unconsolidated
franchises	710	492
Proceeds from disposal of assets	570	3,275
Payoff of company-owned life insurance policy loans	--	(5,884)
Other, net	(688)	(1,560)
Net cash used by investing activities	(33,311)	(49,412)
Financing activities:
Principal payments on long-term debt	(3,267)	(158)
Proceeds from issuance of stock	2,983	8,025
Stock repurchases	(25,191)	--
Dividends paid	(1,472)	(1,459)
Net cash (used) / provided by financing activities	(26,947)	6,408
(Decrease)/increase in cash and
short-term investments	(12,583)	12,765
Cash and short-term investments:
Beginning of year	19,485	8,662
End of quarter	$ 6,902	$ 21,427

Supplemental disclosure of cash flow information:
Cash paid for:
Interest (net of amount capitalized)	$ (283)	$ 871
Income taxes, net	$ 1,211	$ 4,808

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI” or the “Company”), owns and operates Ruby Tuesday® casual dining restaurants. We also franchise the Ruby Tuesday concept in selected domestic and international markets. The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the 13 week period ended August 31, 2004 are not necessarily indicative of results that may be expected for the year ending May 31, 2005.

The condensed consolidated balance sheet at June 1, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in RTI’s Annual Report on Form 10-K for the fiscal year ended June 1, 2004.

NOTE B – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. The computation of diluted earnings per share gives effect to options outstanding during the applicable periods. The effect of stock options increased the diluted weighted average shares outstanding by approximately 1.3 million and 1.4 million for the 13 weeks ended August 31, 2004 and September 2, 2003, respectively.

Stock options with an exercise price greater than the average market price of our common stock do not impact the computation of diluted earnings per share. For the 13 weeks ended August 31, 2004 and September 2, 2003, there were 2.1 million and 1.7 million unexercised options, respectively, that did not impact the computation of diluted earnings per share.

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

Thirteen Weeks Ended
	August 31, 2004	September 2, 2003
Net income, as reported	$ 29,254	$ 24,513

Less: Stock-based employee compensation
expense determined under fair value based
method for all awards, net of income tax expense
	4,422	2,471

Pro forma net income	$ 24,832	$ 22,042

Basic earnings per share

As reported	$ 0.45	$ 0.38
Pro forma	$ 0.38	$ 0.34

Diluted earnings per share

As reported	$ 0.44	$ 0.37
Pro forma	$ 0.38	$ 0.34

NOTE D – ACCOUNTS AND NOTES RECEIVABLE

Notes receivable from franchise partnerships generally arise when Company-owned restaurants are sold to franchise partnerships (“refranchised”). These notes generally allow for deferral of interest during the first one to three years and require the payment of interest only for up to six years from the inception of the note. As of August 31, 2004, all the franchise partnerships were making interest and/or principal payments on a monthly basis in accordance with the terms of these notes. All but one of the refranchising notes accrue interest at 10.0% per annum. The remaining note was eliminated upon the acquisition of the New York franchise subsequent to quarter-end. See Note K to the Condensed Consolidated Financial Statements for more information.

Amounts reflected for long-term notes receivable at August 31, 2004 and June 1, 2004 are net of a $5.7 million allowance for doubtful notes.

NOTE E – PROPERTY AND EQUIPMENT, NET

Property and equipment, net, is comprised of the following (in thousands):

	August 31, 2004	June 1, 2004
Land	$ 133,390	$ 129,153
Buildings	288,636	278,793
Improvements	260,127	257,167
Restaurant equipment	224,816	219,399
Other equipment	79,426	79,092
Construction in progress	69,996	64,957
	1,056,391	1,028,561
Less accumulated depreciation and amortization	285,683	275,242
	$ 770,708	$ 753,319

NOTE F – OTHER DEFERRED LIABILITIES

Other deferred liabilities at August 31, 2004 and June 1, 2004 included $20.7 million and $20.5 million, respectively, for the liability due to participants in our Deferred Compensation Plan and $17.9 million and $17.5 million, respectively, for the liability due to participants of the Company’s Executive Supplemental Pension Plan.

NOTE G – FRANCHISE PROGRAMS

As of August 31, 2004, we held a 50% equity interest in each of 13 franchise partnerships which collectively operate 137 Ruby Tuesday restaurants. We apply the equity method of accounting to all 50%-owned franchise partnerships. Subsequent to quarter-end, we acquired the remaining limited partner interests of RT Tampa Franchise, LP (“RT Tampa”), which had been 50%-owned. RT Tampa operated 25 Ruby Tuesday restaurants as of August 31, 2004.

Also, as of August 31, 2004, we held a 1% equity interest in each of 11 franchise partnerships which collectively operate 72 restaurants. In September 2004 we acquired the remaining member interests of RT New York Franchise, LLC (“RT New York”), which had been 1%-owned. This upstate New York (Buffalo area) franchise operated nine Ruby Tuesday restaurants as of August 31, 2004.

In September, 2004, RTI entered into a memorandum of understanding to acquire one unit from the RT Northern California, LLC franchise (“RT Northern California”). See Note K to the Condensed Consolidated Financial Statements for more information regarding these transactions.

See Note J to the Condensed Consolidated Financial Statements for a discussion of our franchise partnership working capital credit facility and our related guarantees.

NOTE H – COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”) requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America. Total comprehensive income for the 13 weeks ended August 31, 2004 and September 2, 2003 are as follows (in thousands):

	Thirteen weeks ended
	August 31, 2004	September 2, 2003
Net income	$29,254	$24,513
Other comprehensive income:
Unrecognized gain on interest rate swaps:
Change in current period market value	--	10
Losses reclassified into the condensed consolidated
statement of income, net of tax	--	296
Total comprehensive income	$29,254	$24,819

NOTE I – PENSION AND POSTRETIREMENT MEDICAL AND LIFE BENEFIT PLANS

We sponsor three defined benefit pension plans for active employees and offer certain postretirement benefits for retirees.  A summary of each of these is presented below.

Retirement Plan
RTI, along with Morrison Fresh Cooking, Inc. (which was subsequently purchased by Piccadilly Cafeterias, Inc., “Piccadilly”) and Morrison Health Care, Inc. (which was subsequently purchased by Compass Group, PLC, “Compass”), have sponsored the Morrison Restaurants Inc. Retirement Plan (the “Retirement Plan”). Effective December 31, 1987, the Retirement Plan was amended so that no additional benefits would accrue and no new participants may enter the Retirement Plan after that date. Participants receive benefits based upon salary and length of service. Certain responsibilities involving the administration of the Retirement Plan, until recently, have been jointly shared by each of the three companies.

On October 29, 2003, Piccadilly announced that it had filed for Chapter 11 protection in the United States Bankruptcy Court.  Piccadilly withdrew as a sponsor of the Retirement Plan, with court approval, on March 4, 2004.  See Note J to the Condensed Consolidated Financial Statements for further discussion of the Piccadilly bankruptcy, including the subsequent sale of Piccadilly, and its impact on our defined benefit pension plans.

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

As with the Morrison Restaurants Inc. Retirement Plan discussed above, RTI has accrued certain liabilities on behalf of certain Piccadilly participants relative to these plans. The ultimate amount of Piccadilly liability which RTI will absorb relative to all three defined benefit pension plans will not be known until the completion of Piccadilly’s bankruptcy proceedings.  This amount could be higher or lower than the amounts accrued based on management’s estimate. See Note J to the Condensed Consolidated Financial Statements for more information.

Postretirement Medical and Life Benefits
Our Postretirement Medical and Life Benefits plans provide medical benefits to substantially all retired employees and life insurance benefits to certain retirees. The medical plan requires retiree cost sharing provisions that are more substantial for employees who retire after January 1, 1990.

The following tables detail the components of net periodic benefit cost and the amounts recognized in our Condensed Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the “Pension Plans”) and the Postretirement Medical and Life Benefits Plans (in thousands):

	Pension Benefits
	Thirteen weeks ended
	August 31, 2004	September 2, 2003
Service cost	$ 95	$ 67
Interest cost	546	450
Expected return on plan assets	(129)	(59)
Amortization of transition obligation	13	13
Amortization of prior service cost	82	16
Recognized actuarial loss	261	267
Net periodic benefit cost	$ 868	$ 754

	Postretirement Medical and Life Benefits
	Thirteen weeks ended
	August 31, 2004	September 2, 2003
Service cost	$ 3	$ 3
Interest cost	17	18
Amortization of prior service cost	(4)	(1)
Recognized actuarial loss	10	9
Net periodic benefit cost	$ 26	$ 29

Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

As disclosed in our Form 10-K for fiscal 2004, we are required to make contributions to the Retirement Plan in 2005. Contributions in the amount of $44,000 have been made to the Retirement Plan during the quarter ended August 31, 2004. We expect to make contributions of $2.0 million for the remainder of fiscal 2005, $0.6 million of which will relate to Piccadilly.

NOTE J – GUARANTEES

At August 31, 2004, we had certain third party guarantees, which primarily arose in connection with our franchising and divestiture activities. The majority of these guarantees expire through fiscal 2013. Generally, we are required to perform under these guarantees in the event that a third party fails to make contractual payments or, in the case of franchise partnership debt guarantees, achieve performance measures.

Franchise Partnership Guarantees

As part of the franchise partnership program, we have negotiated with various lenders a $48 million credit facility, to assist the franchise partnerships with working capital needs and cash flows for operations. As sponsor of the credit facility, we serve as partial guarantor of the draws made on this revolving line-of-credit. This credit facility expires on October 5, 2006 and allows for 12 month individual franchise partnership loan commitments. If desired RTI can increase the amount of the facility by up to $25 million (to a total of $73 million) or reduce the amount of the facility.

Prior to July 1, 2004, RTI also had an arrangement with a different third party whereby we could choose, in our sole discretion, to partially guarantee specific loans for new franchisee restaurant development. Should payments have been required under this guarantee, RTI had certain rights to acquire the operating restaurants after the third party debt was paid.  On July 1, 2004, RTI terminated this guarantee program, notified the original third party lender that it would no longer enter into additional guarantee arrangements, and entered into a similar program with a different third party lender.  With the new program, the Company’s potential guarantee liability is reduced, and the program includes better terms and lower rates for the franchisees.  RTI will honor the partial guarantees of the three loans to franchise partnerships that were in existence as of the termination of the prior program.

Under the new arrangement, qualifying franchise partnerships may collectively borrow up to $20 million for new restaurant development.  The Company will partially guarantee amounts borrowed under this facility.  This new arrangement has a three year term that will expire on July 1, 2007, although any guarantees outstanding at that time will survive the expiration of the arrangement.  Should payments be required under the new financing arrangement, RTI has rights to acquire the operating restaurants after the third party debt is paid.  The Company does not anticipate entering into any future franchise partnership guarantee programs.

As of August 31, 2004, the amounts guaranteed under the first two facilities were $16.1 million and $1.2 million, respectively. No loans have been made under the newest program. Unless extended, guarantees under these programs expire at various dates from October 2004 and September 2009, respectively. To the best of our knowledge, all of the franchise partnerships are current in the payment of their obligations due under these credit facilities. We have recorded a liability totaling $1.0 million related to the $16.1 million of these guarantees which originated or were modified after the effective date of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” With the exception of $0.5 million which represents a loss estimated on the guarantee of RT Northern California’s revolving line-of-credit, all other amounts were determined based on amounts to be received from the franchise partnerships as consideration for the guarantees. We believe these amounts approximate the fair value of the guarantees. See Note K to the Condensed Consolidated Financial Statements for more information on the estimated loss on RT Northern California’s line-of-credit.

Divestiture Guarantees

During fiscal 1996, our shareholders approved the distribution (the “Distribution”) of our family dining restaurant business, then called Morrison Fresh Cooking, Inc. (“MFC”), and our health care food and nutrition services business, then called Morrison Health Care, Inc. (“MHC”). Subsequently, Piccadilly acquired MFC and Compass acquired MHC. Prior to the Distribution, we entered into various guarantee agreements with both MFC and MHC, most of which have expired. We do remain contingently liable for (1) payments to MFC and MHC employees retiring under (a) two non-qualified defined benefit plans for the accrued benefit earned by those participants as of March 1996, and (b) funding obligations under one qualified plan, and (2) payments due on certain workers’ compensation and general liability claims. As payments are required under these guarantees, RTI is to divide the amounts due equally with the other non-defaulting entity (MFC or MHC).

On October 29, 2003, Piccadilly announced that it had signed an agreement to sell substantially all of its assets, including its restaurant operations, to a third party for $54 million. On the same day, Piccadilly filed for Chapter 11 protection in the United States Bankruptcy Court in Fort Lauderdale, Florida.

In December 2003, the Bankruptcy Court entered an order approving the bid procedures and the form of purchase agreement, and setting a hearing for February 13, 2004 to consider approval of a sale of substantially all of Piccadilly’s assets. Because qualified bids for Piccadilly’s assets were received from more than one bidder, an auction was conducted on February 11, 2004. The auction resulted in an agreement to sell Piccadilly’s assets and ongoing business operations to a different third party for $80 million, an amount which will, according to Piccadilly, allow Piccadilly to fully retire both its outstanding bank debt and its senior notes. The increased sales price will, according to Piccadilly, result in some amount being available for pro rata distribution to the unsecured creditors of Piccadilly; however, no distribution to common shareholders is expected to be available. This transaction was completed on March 16, 2004.

On March 10, 2004, we filed a claim against Piccadilly in the bankruptcy proceeding in the amount of approximately $6.2 million. The amount of such claim, if any, which will be allowed by the bankruptcy court and the amount of any corresponding recovery is not known at this time.

During fiscal 2004, we recorded a liability of $4.2 million for the retirement plans’ divestiture guarantees, comprised of $1.8 million related to the qualified plan and $2.4 million for the two non-qualified plans. These amounts were determined in consultation with the plans’ actuary, and assumed no recovery from the bankruptcy proceeding.

Also during fiscal 2004, we made payments totaling $0.6 million to the qualified plan trust on behalf of employees of MFC. Our ultimate recovery in the bankruptcy proceeding and our ultimate liability related to the retirement plans’ divestiture guarantees may be higher or lower based on various factors, including the level of funds distributed to Piccadilly’s unsecured creditors as part of the bankruptcy proceeding.

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

We estimated our divestiture guarantees related to MHC at August 31, 2004 to be $5.0 million for employee benefit plans and $0.2 million for the workers’ compensation and general liability claims. In addition, we remain contingently liable for MFC’s portion (estimated to be $3.6 million) of the employee benefit plan and workers’ compensation obligations and general liability claims for which MHC is currently responsible under the divestiture guarantee agreements. We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

NOTE K – SUBSEQUENT EVENTS

In September 2004, RTI acquired the remaining 50% of the limited partnership interests of RT Tampa, formerly a franchise partnership with 25 units in Florida, for a cash purchase price of $8.0 million. RT Tampa had debt and capital leases totaling $18.5 million at the time of the acquisition, including a note payable to RTI with an outstanding balance of $2.3 million. Sales at units operated by RT Tampa totaled $13.5 million for the 13 weeks ended August 31, 2004. This transaction brought RTI’s total ownership interest of the Tampa franchise to 100%, as RTI already held a limited partnership interest of 50% of RT Tampa.

In addition, the Company also acquired 99% of the member interests of RT New York in September 2004 for a cash purchase price of $0.3 million. RT New York had debt and capital leases totaling $7.4 million at the time of the acquisition, including a note payable to RTI with an outstanding balance of $0.7 million. Sales at units operated by RT New York totaled $4.6 million for the 13 weeks ended August 31, 2004. RT New York formerly operated nine units in the Buffalo, New York area, and the transaction brought RTI’s ownership interest in

RT New York to 100% as RTI already owned 1% of the member interests. As a result of these transactions, the Company will allocate the purchase prices during its second fiscal quarter to the RT Tampa and RT New York assets acquired and liabilities assumed based upon estimated fair values at the dates of acquisition.

Also, in September 2004, RTI entered into a memorandum of understanding to acquire one unit from RT Northern California in consideration of RTI’s agreement to assume the RT Northern California franchise partnership credit facility balance of approximately $2.0 million. RTI currently guarantees this credit facility balance. Since the purchase price for the unit exceeds the estimated fair value of the unit by approximately $0.5 million, a loss for that amount was recorded during the quarter ended August 31, 2004. Upon completion of this transaction, RT Northern California will cease to be a franchisee of RTI. Sales at this RT Northern California unit, which opened in February 2004, totaled $0.4 million for the 13 weeks ended August 31, 2004.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

General:

Ruby Tuesday, Inc., including its wholly-owned subsidiaries, owns and operates Ruby Tuesday® casual dining restaurants. We also franchise the Ruby Tuesday concept in selected domestic and international markets.  As of August 31, 2004, we owned and operated 491 Company-owned Ruby Tuesday restaurants, located in 26 states and the District of Columbia.  Also as of August 31, 2004, RTI’s franchisees operated 253 restaurants in 23 states, 12 foreign countries, and Puerto Rico.

Casual dining, the segment of the restaurant industry in which RTI operates, is intensely competitive with respect to prices, services, locations and the types and quality of food.  We compete with other food service operations, including locally-owned restaurants, and other national and regional restaurant chains that offer the same or similar types of services and products as we do.  Our industry is often affected by changes in consumer tastes, national, regional or local conditions, demographic trends, traffic patterns, and the types, numbers and locations of competing restaurants.  There also is significant competition in the restaurant industry for management personnel and for attractive commercial real estate sites suitable for restaurants.

Our historical results have been achieved by using a blend of successful factors, including the following:

  providing casual food in a fun atmosphere for a reasonable price;
  being an operations-driven company, with hands-on leadership;
  opening successful units;
  providing real-time information and analysis to restaurant management teams;
  leveraging brand and support services through franchising;
  quickly responding to new opportunities; and
  increasing average unit volumes.

Our performance goals focus on measurements we believe are key to our growth and progress, including, but not limited to, same-store sales, new unit openings, and pre-tax margins.  Our performance in these areas is discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations section.

RTI generates revenue from the sale of food and beverages at our restaurants and from contractual arrangements with our franchisees. Franchise development and license fees are recognized when we have substantially performed all material services and the franchise-owned restaurant has opened for business. Franchise royalties and support service fees (each generally 4% of monthly sales) are recognized on the accrual basis.

The following is an overview of our results of operations for the 13 week period ended August 31, 2004.

Net income increased 19% to $29.3 million, or $0.44 per share — diluted, for the 13 weeks ended August 31, 2004 compared to $24.5 million, or $0.37 per share — diluted, for the same quarter of the previous year.

During the 13 weeks ended August 31, 2004:

  eight Company-owned Ruby Tuesday restaurants were opened and one was closed; and
  three franchise restaurants were opened and two were closed.

Results of Operations:

The following table sets forth selected restaurant operating data as a percentage of total revenue, except where otherwise noted, for the periods indicated. All information is derived from our Condensed Consolidated Financial Statements included in this Form 10-Q.

	Thirteen weeks ended
	August 31, 2004	September 2, 2003
Revenue:
Restaurant sales and operating revenue	98.3%	98.4%
Franchise revenue	1.7	1.6
Total revenue	100.0	100.0
Operating costs and expenses:
Cost of merchandise (1)	25.6	25.8
Payroll and related costs (1)	30.5	31.6
Other restaurant operating costs (1)	17.6	16.9
Depreciation and amortization (1)	5.6	5.2
Selling, general and administrative, net	5.5	6.4
Equity in (earnings) of unconsoli-
dated franchises	(0.7)	(0.4)
Interest expense, net	0.2	0.5
Income before income taxes	17.0	15.3
Provision for income taxes	6.1	5.4
Net income	10.9%	9.8%

(1)    As a percentage of restaurant sales and operating revenue.

The following table shows year-to-date Company-owned and franchised restaurant openings and closings, and total restaurants as of the end of the first quarter.

	Year-to-date		Year-to-date		Total Open at End
	Openings		Closings		of First Quarter
	Fiscal 2005	Fiscal 2004	Fiscal 2005	Fiscal 2004	Fiscal 2005	Fiscal 2004
Company-owned	8	11	1	2	491	449
Franchise	3	7	2	1	253	223

We estimate that approximately 47 to 52 additional Company-owned Ruby Tuesday restaurants will be opened during the remainder of fiscal 2005, exclusive of 34 units acquired from franchisees subsequent to August 31, 2004 (see Note K to the Condensed Consolidated Financial Statements for more information on these acquisitions). See the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of how we expect to finance the development of these new restaurants as well as the restaurants we expect to open in subsequent fiscal years.

We expect our domestic and international franchisees to open approximately 32 to 37 Ruby Tuesday restaurants during the remainder of fiscal 2005.

Revenue

RTI’s restaurant sales and operating revenue for the 13 weeks ended August 31, 2004 increased $17.1 million (6.9%) to $262.9 million compared to the same period of the prior year. This increase primarily resulted from a net addition of 42 units (a 9.4% increase) over the prior year, offset by a 2.7% decrease in same store sales. Franchise revenue totaled $4.7 million for the 13 weeks ended August 31, 2004 compared to $4.1 million for the same quarter in the prior year. Franchise revenue is predominately comprised of domestic and international royalties, which totaled $4.5 million and $3.7 million for the 13-week periods ended August 31, 2004 and September 2, 2003, respectively. Same store sales for domestic franchise Ruby Tuesday restaurants increased 3.9% in the first quarter of fiscal 2005.

Pre-tax Income

Pre-tax income increased by $7.4 million to $45.6 million (a 19.5% increase) for the 13 weeks ended August 31, 2004, over the corresponding period of the prior year. This increase is primarily due to the increases in the number of units and franchise revenue and increased income from our equity in earnings of unconsolidated franchises, along with a reduction, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of cost of merchandise, payroll and related costs, selling, general and administrative expenses, net, and interest expense, net, offset by higher depreciation and amortization and other restaurant operating costs.

In the paragraphs which follow, we discuss in more detail the components of the increase in pre-tax income for the 13-week period ended August 31, 2004, as compared to the comparable period in the prior year.

Cost of Merchandise

Cost of merchandise increased $4.0 million (6.3%) to $67.3 million for the 13 weeks ended August 31, 2004, over the corresponding period of the prior year. As a percentage of restaurant sales and operating revenue, cost of merchandise decreased from 25.8% to 25.6% for the 13 weeks ended August 31, 2004. This decrease is primarily due to decreased beer and liquor costs in the current year, offset by increased food costs due to higher rib prices in the current year.

Payroll and Related Costs

Payroll and related costs increased $2.4 million (3.1%) for the 13 weeks ended August 31, 2004, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, payroll and related costs decreased from 31.6% to 30.5%. This decrease is primarily due to labor efficiencies achieved from improved tracking of hourly employees and changes to the salad bar attendant position whereby we have incentivized the attendant to increase customer service and enhance salad bar appearance through the sharing of tips.

Other Restaurant Operating Costs

Other restaurant operating costs increased $4.8 million (11.5%) for the 13-week period ended August 31, 2004, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, these costs increased from 16.9% to 17.6%. The increase for the 13-week period was primarily due to an increase in repairs and maintenance expense due to our intense focus on our facilities program which constantly addresses the image of our restaurants. In addition, we recorded a loss on the disposal of fixed assets in the current year versus a gain in the prior year, a loss on our guarantee of the RT Northern California revolving credit facility (see Notes J and K to the Condensed Consolidated Financial Statements for more information), and incurred higher electricity costs in the current year. This activity was offset by lower general liability insurance expense due to favorable claims experience.

Depreciation and Amortization

Depreciation and amortization increased $1.7 million (13.5%) for the 13-week period ended August 31, 2004, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, these expenses increased from 5.2% to 5.6% due to lower average unit volumes due to the decrease in same store sales and accelerated depreciation on eight units expected to be closed at the end of their primary lease terms.

Selling, General and Administrative Expenses, Net

Selling, general and administrative expenses, net of support service fee income totaling $4.5 million, decreased $1.3 million (7.8%) for the 13-week period ended August 31, 2004, as compared to the corresponding period in the prior year. As a percentage of total operating revenue, these expenses decreased from 6.4% to 5.5%. This decrease is primarily due to lower television and television production costs in the current year due to differences in timing of advertising campaigns, coupled with increased support service fees due to positive franchise same store sales and new unit openings.

Equity in Earnings of Unconsolidated Franchises

Our equity in the earnings of unconsolidated franchises increased $0.7 million for the 13 weeks ended August 31, 2004, as compared to the corresponding period in the prior year, primarily due to the profitability resulting from new unit openings and higher franchise same store sales for the quarter. As of August 31, 2004, we held 50% equity investments in each of 13 franchise partnerships which collectively operate 137 Ruby Tuesday restaurants. As of September 2, 2003, we held 50% equity investments in each of those same 13 franchise partnerships which then collectively operated 124 Ruby Tuesday restaurants.

Interest Expense, Net

Net interest expense decreased $0.8 million for the 13 weeks ended August 31, 2004, as compared to the corresponding period in the prior year, primarily due to lower debt levels coupled with a decrease in interest related to Company-owned life insurance policies which were paid off in fiscal 2004. See “Borrowings and Credit Facilities” for more information.

Provision for Income Taxes

The effective tax rate for the current quarter was 35.8%, up from 35.7% for the same period of the prior year. The increase in the effective rate primarily resulted from a decrease in Work Opportunity Tax Credits.

Critical Accounting Policies:

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make subjective or complex judgments that may affect the reported financial condition and results of operations. We base our estimates on historical experience and other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  We continually evaluate the information used to make these estimates as our business and the economic environment changes.

We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Each quarter we evaluate the carrying value of any individual restaurant when the cash flows of such restaurant have deteriorated and we believe the probability of continued operating and cash flow losses indicate that the net book value of the restaurant may not be recoverable. In performing the review for recoverability, we consider the future cash flows expected to result from the use of the restaurant and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the restaurant, an impairment loss is recognized for the amount by which the net book value of the asset exceeds its fair value. Otherwise, an impairment loss is not recognized. Fair value is based upon estimated discounted future cash flows expected to be generated from continuing use through the expected disposal date and the expected terminal value. In the instance of a potential sale of a restaurant in a refranchising transaction, the expected purchase price is used as the estimate of fair value.

Restaurants open for less than five quarters are considered new and are excluded from our impairment review. We believe this provides sufficient time to establish the presence of the restaurant in the market and build a customer base. Approximately 12% of our restaurants have been open for less than five quarters and have not been evaluated for potential impairment.

If a restaurant that has been open for at least five quarters shows negative cash flow results, we prepare a plan to reverse the negative performance. Under our policies, recurring or projected annual negative cash flow signals a potential impairment. Both qualitative and quantitative information are considered when evaluating for potential impairments. The amount of impairment loss recognized is based on the difference between discounted projected cash flows (in the case of some negative cash flow restaurants only salvage value is used) and the current net book value. During the past four fiscal quarters, we have not had more than eight open units with rolling 12 month negative cash flows. Quarterly same store sales during that same period of time ranged from (2.7%) to 4.1%. Of these eight units, only two have consistently had an annual negative cash flow amount in excess of $50,000 (each has been below $100,000), and one of these two units has a net book value that would approximate salvage value. We reviewed the plans to reverse negative cash flows at each of the eight units with negative cash flows for the 12 months ended August 31, 2004 and concluded that no impairment existed at August 31, 2004. The combined 12 month cash flow loss at these eight units was less than $0.3 million. During the quarter ended August 31, 2004, we recognized an impairment loss totaling $0.1 million for a previously closed Company-owned restaurant. Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs, salvage value, and sublease income. Accordingly, actual results could vary significantly from our estimates.

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

At August 31, 2004 the allowance for doubtful notes was $5.7 million, of which $0.1 million was assigned to notes not franchise related.

We recognize interest income on notes receivable when earned which sometimes precedes collection. A number of our franchise notes have, since the inception of these notes, allowed for the deferral of interest during the first one to three years. Although all franchisees that issued outstanding notes to us are currently paying interest on these notes, it is our policy to cease accruing interest income and recognize interest on a cash basis when we determine that the collection of interest is doubtful. The same analysis noted above for doubtful notes is utilized in determining whether to cease recognizing interest income and thereafter record interest payments on the cash basis.

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

Income Tax Valuation Allowances and Tax Accruals

We record deferred tax assets for various items. As of August 31, 2004, we have concluded that it is more likely than not that the future tax deductions attributable to our deferred tax assets will be realized and therefore no valuation allowance has been provided.

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

Liquidity and Capital Resources:

We require capital principally for new restaurant construction, investments in technology, equipment replacement, remodeling of existing restaurants and the repurchase of our common shares. Historically our primary sources of cash have been operating activities, proceeds from refranchising transactions, and the issuance of stock. We have used and can continue to use our borrowing and credit facilities to meet our capital needs, if necessary.

Our working capital deficiency and current ratio for the 13 week period ended August 31, 2004 were $45.8 million and 0.5:1, respectively. As is common in the restaurant industry, we carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset) and receivable and inventory levels are generally not significant.

Capital Expenditures

Property and equipment expenditures for the 13 weeks ended August 31, 2004 were $33.9 million which was $13.8 million less than cash provided by operating activities for the same period. Capital expenditures, primarily relating to new unit development, for the remainder of fiscal 2005 are projected to be approximately $136.0 to $146.0 million, which is $5.0 to $15.0 million less than projected cash provided by operating activities for the same period. In addition, we spent $8.2 million, net, in September 2004, plus assumed debt, to acquire the remaining member or limited partnership interests of RT New York, the upstate New York (Buffalo area) franchisee, and RT Tampa, the Tampa franchisee. These acquisitions will add 34 units to the Company in addition to those under construction. Further acquisitions, particularly from franchisees in the eastern United States, may occur either during fiscal 2005 or thereafter. To the extent capital expenditures have exceeded cash flow from operating activities, we have historically relied on cash provided by financing activities to fund our capital expenditures. See “Special Note Regarding Forward-Looking Information.”

Pension Plan Funded Status

RTI is a sponsor of the Morrison Restaurants Inc. Retirement Plan (the “Retirement Plan”), along with the two companies that were “spun-off” as a result of the fiscal 1996 “spin-off” transaction: Morrison Fresh Cooking, Inc. (“MFC”) (subsequently acquired by Piccadilly Cafeterias, Inc., or “Piccadilly”) and Morrison Health Care, Inc. (“MHC”) (subsequently acquired by Compass Group, PLC, or “Compass”). The Retirement Plan was established to provide retirement benefits to qualifying employees of Morrison Restaurants Inc. Under the Retirement Plan, participants are entitled to receive benefits based upon salary and length of service. The Retirement Plan was amended as of December 31, 1987, so that no additional benefits will accrue and no new participants will enter the Retirement Plan after that date. Certain responsibilities involving the administration of the Retirement Plan have been jointly shared by each of the three companies. The sponsors are jointly and severally required to contribute such amounts as are necessary to satisfy all benefit obligations under the Retirement Plan. For the 13 weeks ended August 31, 2004, RTI made contributions to the Plan totaling $44,000. We expect to make contributions for the remainder of fiscal 2005 totaling $2.0 million, $0.6 million of which will be for the benefit of MFC employees.

As discussed in more detail in Note J to the Condensed Consolidated Financial Statements, Piccadilly announced on October 29, 2003 that it had filed for Chapter 11 protection under the United States Bankruptcy Code. On March 16, 2004, Piccadilly’s assets and ongoing business operations were sold to a third party for $80 million.  RTI has filed a claim against Piccadilly as part of the bankruptcy proceedings in the amount of approximately $6.2 million.  It is not known at this time how much, if any, of such claim will be allowed.  To the best of our knowledge, MHC or Compass has made all contributions required of MHC.  As of August 31, 2004, we have recorded a liability of $1.2 million representing RTI’s 50% share of Piccadilly’s Retirement Plan liability.

Significant Contractual Obligations and Commercial Commitments

Long-term financial obligations and commercial commitments as of August 31, 2004 were not materially different from those disclosed in the Annual Report on Form 10-K for the fiscal year ended June 1, 2004. Please refer to our Annual Report on Form 10-K for the fiscal year ended June 1, 2004 for a description of these obligations and commitments.

Borrowings and Credit Facilities

RTI has a $200.6 million revolving credit facility (the “Revolver”) which includes a $10.0 million current line and a $30.0 million sub-limit for letters of credit. At August 31, 2004, we had borrowings of $10.0 million outstanding under the Revolver with an associated floating rate of 2.46%. The Revolver is scheduled to mature on October 10, 2005.

During fiscal 2003, we concluded the private sale of $150.0 million of non-collateralized senior notes (the “Private Placement”). The Private Placement consists of $85.0 million with a fixed interest rate of 4.69% (the “Series A Notes”) and $65.0 million with a fixed interest rate of 5.42% (the “Series B Notes”). The Series A Notes and Series B Notes mature on April 1, 2010 and April 1, 2013, respectively.

During the remainder of fiscal 2005, we expect to fund operations, capital expansion, the repurchase of common stock, and the payment of dividends from operating cash flows, the Revolver, and through operating leases. See “Special Note Regarding Forward-Looking Information.”

Off-Balance Sheet Arrangements

See Note J to the Condensed Consolidated Financial Statements for information regarding our franchise partnership and divestiture guarantees.

Our potential liability for severance payments with regard to our employment agreement with Samuel E. Beall, III, our Chairman, President and Chief Executive Officer, has not materially changed from the amount disclosed in the Annual Report on Form 10-K for the fiscal year ended June 1, 2004. Please refer to our Annual Report on Form 10-K for the fiscal year ended June 1, 2004 for a description of these potential severance payments.

Known Events, Uncertainties and Trends:

Financial Strategy and Stock Repurchase Plan

Our financial strategy is to utilize a prudent amount of debt, including operating leases, to minimize the weighted average cost of capital while allowing financial flexibility and the equivalent of an investment-grade bond rating. This strategy allows us to repurchase RTI common stock at times when cash flow exceeds capital expenditures and other funding requirements. We repurchased 0.9 million shares of stock during the 13 weeks ended August 31, 2004 for a total purchase price of $25.2 million. The total number of remaining shares authorized to be repurchased, as of August 31, 2004, is approximately 2.9 million. To the extent not funded with cash from operating activities, additional repurchases may be funded by borrowings from the Revolver.

Dividends

During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to RTI’s shareholders. On July 14, 2004, the Board of Directors declared a semi-annual cash dividend of $0.0225 per share, payable on August 9, 2004, to shareholders of record at the close of business on July 26, 2004. We paid dividends of $1.5 million during the 13 week period ended August 31, 2004. The payment of a dividend in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future. Additionally, our credit facilities contain certain limitations on the payment of dividends. See “Special Note Regarding Forward-Looking Information.”

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices.  The interest rate charged on our Revolver can vary based on the interest rate option we choose to utilize.  Our options for the rate are the Base Rate or LIBOR plus an applicable margin.  The Base Rate is defined to be the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.5%.  The applicable margin for the LIBOR-based option is a percentage ranging from 0.875% to 1.50%.  As of August 31, 2004, the total amount of outstanding debt subject to interest rate fluctuations was $10.0 million.  A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of $100,000 per year.

As an additional method of managing our interest rate exposure on our floating rate debt, at certain times we have entered into interest rate swap agreements whereby we agreed to pay over the life of the swaps a fixed interest rate payment on a notional amount and in exchange we received a floating rate payment calculated on the same amount over the same time period.  In fiscal 2004, we had two interest rate swap agreements totaling $50.0 million, both of which matured in fiscal 2004 and were not replaced. During the first quarter of fiscal 2005, we did not enter into any interest rate swap agreements.

Many of the ingredients used in the products we sell in our restaurants are commodities that are subject to unpredictable price volatility.  This volatility may be due to factors outside our control such as weather and seasonality.  We attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients.  To the extent allowable by competitive market conditions, we can mitigate the negative impact of price volatility through adjustments to average check or menu mix. Historically, and subject to competitive market conditions, we have been able to mitigate the negative impact of price volatility through adjustments to average check or menu mix.

ITEM 4.

CONTROLS AND PROCEDURES

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

Changes in Internal Controls

No significant change in our internal control over financial reporting occurred during the first quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending legal proceedings will not have a material adverse effect on our operations, financial position or liquidity.

ITEM 2.

CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table includes information regarding purchases of our common stock made by us during the first quarter of the year ending May 31, 2005:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Maximum number of shares that may yet be purchased under the plans or programs (2)
Month #1
(June 2 to July 6)	--	--	--	3,807,053
Month #2
(July 7 to August 3)	869,000	$28.95	869,000	2,938,053
Month #3
(August 4 to August 31)	1,010	$28.78	1,010	2,937,043

(1)     No shares were repurchased other than through our publicly announced repurchase programs and authorizations during the first quarter of our year ending May 31, 2005. These repurchase programs include shares surrendered as payment for the exercise price of options or purchase rights or in satisfaction of tax withholding obligations in connection with the Company's stock incentive plans.

(2)     On April 12, 1999, our Board of Directors authorized the repurchase of up to 6.5 million shares of our common stock (13.0 million adjusted for a May 19, 2000 2-for-1 stock split), with the timing, price, quantity, and manner of the purchases to be made at the discretion of management, depending upon market conditions.  During the period from the authorization date through August 31, 2004, approximately 10.1 million shares have been repurchased at a cost of approximately $176.4 million.

ITEM 6.

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

RUBY TUESDAY, INC.
(Registrant)

Date: October 8, 2004	BY: /s/ MARGUERITE N. DUFFY —————————————— Marguerite N. Duffy Senior Vice President and Chief Financial Officer