Form 10-Q
period 2004-11-30
RUBY TUESDAY INC
filed 2005-01-10
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  November 30, 2004

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

64,133,029

          (Number of shares of common stock, $0.01 par value, outstanding as of January 5, 2005)

   RUBY TUESDAY, INC.

 PART I — FINANCIAL INFORMATION
ITEM 1.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)

	NOVEMBER 30, 2004	JUNE 1, 2004
		(NOTE A)
Assets
Current assets:
Cash and short-term investments	$ 6,668	$ 19,485
Accounts and notes receivable	9,108	9,978
Inventories:
Merchandise	10,124	8,068
China, silver and supplies	6,342	5,579
Income tax receivable	6,834	2,941
Deferred income taxes	1,087	1,975
Prepaid rent and other expenses	9,942	8,623
Assets held for sale	3,944	3,030
Total current assets	54,049	59,679
Property and equipment, net	829,200	753,319
Goodwill	12,559	7,845
Notes receivable, net	29,719	33,366
Other assets	66,135	64,324
Total assets	$ 991,662	$918,533

Liabilities & shareholders' equity
Current liabilities:
Accounts payable	$ 37,306	$ 37,416
Accrued liabilities:
Taxes, other than income taxes	10,622	13,070
Payroll and related costs	11,587	18,021
Insurance	6,314	6,332
Rent and other	14,466	15,185
Current portion of long-term debt, including capital leases	2,028	518
Total current liabilities	82,323	90,542
Long-term debt and capital leases, less current maturities	239,264	168,087
Deferred income taxes	47,003	51,310
Deferred escalating minimum rent	19,475	9,621
Other deferred liabilities	75,099	72,189
Total liabilities	463,164	391,749
Shareholders' equity:
Common stock, $0.01 par value; (authorized 100,000
shares; issued 64,106 @ 11/30/04; 65,549 @ 6/1/04)	641	655
Capital in excess of par value	1,293	16,455
Retained earnings	535,466	518,576
Deferred compensation liability payable in
Company stock	5,310	4,821
Company stock held by Deferred Compensation Plan	(5,310)	(4,821)
Accumulated other comprehensive loss	(8,902)	(8,902)
	528,498	526,784
Total liabilities & shareholders' equity	$ 991,662	$918,533

The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER-SHARE DATA)

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	NOVEMBER 30, 2004	DECEMBER 2, 2003	NOVEMBER 30, 2004	DECEMBER 2, 2003
Revenue:
Restaurant sales and operating revenue	$254,664	$ 240,966	$ 517,518	$ 486,740
Franchise revenue	3,554	4,038	8,223	8,116
	258,218	245,004	525,741	494,856
Operating costs and expenses:
Cost of merchandise	66,708	62,255	134,043	125,596
Payroll and related costs	81,089	77,890	161,192	155,578
Other restaurant operating costs	52,532	41,368	98,761	82,822
Depreciation and amortization	16,047	13,315	30,679	26,202
Selling, general and administrative,
net of support service fee income
for the thirteen and twenty-six week
periods totaling $3,457 and $7,989 in
fiscal 2005, and $4,106 and $8,216 in
fiscal 2004, respectively	17,701	15,036	32,529	31,116
Equity in losses (earnings) of
unconsolidated franchises	219	(198)	(1,545)	(1,269)
Interest expense, net	1,167	1,165	1,759	2,515
	235,463	210,831	457,418	422,560
Income before income taxes	22,755	34,173	68,323	72,296
Provision for income taxes	7,640	12,131	23,954	25,741
Net income	$ 15,115	$ 22,042	$ 44,369	$ 46,555

Earnings per share:
Basic	$ 0.23	$ 0.34	$ 0.68	$ 0.72

Diluted	$ 0.23	$ 0.33	$ 0.67	$ 0.70

Weighted average shares:
Basic	64,603	65,243	64,923	65,026

Diluted	65,636	66,884	66,081	66,527

Cash dividends declared per share	--	--	2.25¢	2.25¢

The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	TWENTY-SIX WEEKS ENDED
	NOVEMBER 30, 2004	DECEMBER 2, 2003
Operating activities:
Net income	$ 44,369	$ 46,555
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	30,679	26,202
Amortization of intangibles	32	56
Deferred income taxes	(3,419)	3,321
(Gain)/loss on impairment and disposition of assets	(666)	316
Equity in (earnings) of unconsolidated franchises	(1,545)	(1,269)
Other	61	53
Changes in operating assets and liabilities:
Receivables	1,703	2,581
Inventories	(1,834)	(2,470)
Income tax payable/receivable	(3,893)	(5,446)
Prepaid and other assets	(3,842)	93
Accounts payable, accrued and other liabilities	654	8,897
Net cash provided by operating activities	62,299	78,889
Investing activities:
Purchases of property and equipment	(73,169)	(75,624)
Acquisition of franchise entities	(8,243)	--
Acquisition of an additional 49% interest in
unconsolidated franchises	--	(2,000)
Distributions received from unconsolidated franchises	1,055	1,038
Proceeds from disposal of assets, including investments in unconsolidated
subsidiaries	2,749	3,304
Payoff of company-owned life insurance policy loans	--	(5,884)
Other, net	(2,593)	(3,385)
Net cash used by investing activities	(80,201)	(82,551)
Financing activities:
Proceeds from long-term debt	57,300	--
Payments on long-term debt	(9,501)	(5,299)
Proceeds from issuance of stock	5,564	21,528
Stock repurchases	(46,806)	--
Dividends paid	(1,472)	(1,459)
Net cash provided by financing activities	5,085	14,770
(Decrease)/increase in cash and
short-term investments	(12,817)	11,108
Cash and short-term investments:
Beginning of year	19,485	8,662
End of quarter	$ 6,668	$ 19,770

Supplemental disclosure of cash flow information:
Cash paid for:
Interest (net of amount capitalized)	$ 3,664	$ 4,923
Income taxes, net	$ 29,237	$ 20,107

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI” or the “Company”), owns and operates Ruby Tuesday® casual dining restaurants. We also franchise the Ruby Tuesday concept in selected domestic and international markets. The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring entries except as noted below) considered necessary for a fair presentation have been included. As discussed further in Note G to the Condensed Consolidated Financial Statements an entry was made for $7.5 million ($4.8 million net of tax) to adjust straight-line rent expense. Operating results for the 13 and 26-week periods ended November 30, 2004 are not necessarily indicative of results that may be expected for the year ending May 31, 2005.

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

NOTE B – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. The computation of diluted earnings per share gives effect to options outstanding during the applicable periods. The effect of stock options increased the diluted weighted average shares outstanding by approximately 1.0 million and 1.6 million for the 13 weeks ended November 30, 2004 and December 2, 2003, respectively, and approximately 1.2 million and 1.5 million for the 26 weeks ended November 30, 2004 and December 2, 2003, respectively.

Stock options with an exercise price greater than the average market price of our common stock do not impact the computation of diluted earnings per share. For both the 13 and 26 weeks ended November 30, 2004, there were 2.2 million unexercised options that were excluded from the computation of diluted earnings per share. For the 13 and 26 weeks ended December 2, 2003, the amount of options excluded from the computation of diluted earnings per share was negligible.

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

Thirteen Weeks Ended
	November 30, 2004	December 2, 2003
Net income, as reported	$ 15,115	$ 22,042
Less: Stock-based employee compensation
expense determined under fair value based
method for all awards, net of income tax expense	4,078	2,162
Pro forma net income	$ 11,037	$ 19,880

Basic earnings per share
As reported	$ 0.23	$ 0.34
Pro forma	$ 0.17	$ 0.30
Diluted earnings per share
As reported	$ 0.23	$ 0.33
Pro forma	$ 0.17	$ 0.30

Twenty-Six Weeks Ended
	November 30, 2004	December 2, 2003
Net income, as reported	$ 44,369	$ 46,555
Less: Stock-based employee compensation
expense determined under fair value based
method for all awards, net of income tax expense	8,500	4,633
Pro forma net income	$ 35,869	$ 41,922

Basic earnings per share
As reported	$ 0.68	$ 0.72
Pro forma	$ 0.55	$ 0.64
Diluted earnings per share
As reported	$ 0.67	$ 0.70
Pro forma	$ 0.55	$ 0.64

In December 2004, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)” or the “Statement”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

FAS 123(R) specifies that the fair value of an employee stock option must be based on an observable market price of an option with the same or similar terms and conditions if one is available or, if an observable market price is not available, the fair value must be estimated using a valuation technique that (1) is applied in a manner consistent with the fair value measurement objective and the other requirements of the Statement, (2) is based on established principles of financial economic theory and generally applied to that field, and (3) reflects all substantive characteristics of the instrument. As market prices for RTI employee stock options or for identical or similar equity instruments are not available, there are no observable market prices for RTI’s employee stock options and, therefore, fair value will be estimated using an acceptable valuation technique. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Statement is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005 (the second quarter of fiscal 2006 for RTI). As of the effective date, RTI will apply the Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized for (1) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for either recognition or pro forma disclosures under SFAS 123. For periods before the required effective date, entities may elect to apply a modified version of retrospective application transition method under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123.

The impact of this Statement on RTI in fiscal 2006 and beyond will depend upon various factors, among them being our future compensation strategy. The pro forma compensation costs presented in the table above and in prior filings for RTI have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. As of the date of this filing, no decisions have been made as to which option pricing model is most appropriate for RTI or whether the Company will apply the modified version of the retrospective transition method of adoption.

NOTE D – ACCOUNTS AND NOTES RECEIVABLE

Notes receivable from franchise partnerships generally arise when Company-owned restaurants are sold to franchise partnerships (“refranchised”). These notes generally allow for deferral of interest during the first one to three years and require the payment of interest only for up to six years from the inception of the note. As of November 30, 2004, all the franchise partnerships were making interest and/or principal payments on a monthly basis in accordance with the terms of these notes. Likewise, all franchise partnerships were current in payment of their outstanding monthly fees and other accounts. All of the refranchising notes accrue interest at 10.0% per annum.

Amounts reflected for long-term notes receivable at November 30, 2004 and June 1, 2004 are net of a $5.7 million allowance for doubtful notes.

NOTE E – FRANCHISE PROGRAMS

In September 2004, in conjunction with a previously announced strategy to acquire certain franchisees in the Eastern United States, RTI, through subsidiaries, acquired the remaining 50% of the partnership interests of RT Tampa Franchise, LP (“RT Tampa”), thereby increasing its ownership to 100% of partnership interests. RT Tampa, previously a franchise partnership with 25 units in Florida, was acquired for a total purchase price of $10.7 million, of which $8.0 million was paid in cash. Our financial statements reflect the results of operations of these acquired restaurants subsequent to the date of acquisition. This transaction was accounted for as a step acquisition using the purchase method as defined in FASB statement No. 141, “Business Combinations.” The purchase price has been preliminarily allocated to the fair value of property and equipment of $15.4 million, goodwill of $3.7 million, long-term debt and capital leases of $8.1 million, and other net current liabilities of $0.3 million. RT Tampa had total debt and capital leases totaling $18.5 million at the time of the acquisition, including a note payable to RTI with an outstanding balance of $2.3 million. In addition to recording the amounts discussed above, RTI reclassified its investment in RT Tampa to account for the remainder of the assets and liabilities of RT Tampa, which are now fully recorded within the condensed consolidated financial statements of RTI.

In addition, for the same reasons noted above, the Company, through subsidiaries, also acquired the remaining 99% of the member interests of RT New York Franchise, LLC (“RT New York”), in September 2004 for a total purchase price of $1.1 million, of which $0.2 million was paid in cash, thereby increasing its ownership to 100% of the member interests. RT New York had debt and capital leases totaling $7.4 million at the time of the acquisition, including a note payable to RTI with an outstanding balance of $0.7 million. RT New York previously operated nine units in the Buffalo, New York area, and the transaction brought RTI’s ownership interest in RT New York to 100%, as RTI already owned 1% of the member interests. The purchase price of $1.1 million has been preliminarily allocated to the fair value of property and equipment of $7.8 million, goodwill of $0.4 million, long-term debt and capital leases of $6.7 million, and other net current liabilities of $0.4 million.

In November 2004, RTI, through subsidiaries, acquired the remaining 99% of the member interests of RT Northern California Franchise, LLC (“RT Northern California”), thereby increasing its ownership to 100% of the member interests. RT Northern California, a franchise partnership with just one unit, was acquired for a purchase price of $54,000, of which $35,000 was paid in cash. The purchase price has been preliminarily allocated to the fair value of property and equipment of $1.0 million, goodwill of $0.5 million, and long-term debt of $2.0 million. Because the amount of debt anticipated to be recorded by RTI upon completion of the acquisition was expected to exceed the fair value of the assets to be acquired, RTI recorded a loss on guarantee of debt of $0.5 million in the first fiscal quarter.

These acquisitions, each of which had only a nominal impact on earnings in the second quarter, are expected to be slightly accretive to earnings.

In October 2004, RTI sold its 50% and 1% ownership interests of RT Northern Illinois Franchise, LLC (“RT Northern Illinois”) and RT Chicago Franchise, LLC (“RT Chicago”), respectively, to RT Midwest Holdings, LLC (“RT Midwest”) for $1.8 million, all of which was received in cash. As a result of this sale, which resulted in a gain of $1.0 million, RT Northern Illinois and RT Chicago were converted from franchise partnership entities to traditional domestic franchise entities with 100% of their equity held by RT Midwest. RT Midwest also holds 100% of the equity of RT Iowa Franchise, LLC (“RT Iowa”), which was already a traditional domestic franchise entity. As part of this transaction, RT Midwest paid off all amounts outstanding under RT Chicago’s and RT Northern Illinois’ revolving credit facilities, which had been partially guaranteed by RTI. RTI provides no guarantees of the third party debt of RT Midwest or any of its subsidiaries or affiliates.

As of November 30, 2004, we held a 50% equity interest in each of 11 franchise partnerships which collectively operated 107 Ruby Tuesday restaurants. We apply the equity method of accounting to all 50%-owned franchise partnerships. Also, as of November 30, 2004, we held a 1% equity interest in each of eight franchise partnerships which collectively operated 50 restaurants and no equity interest in various traditional domestic and international franchises which collectively operated 65 restaurants.

See Note K to the Condensed Consolidated Financial Statements for a discussion of our franchise partnership working capital credit facility and our related guarantees.

NOTE F – LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

	November 30, 2004	June 1, 2004
Revolving credit facility	$ 67,300	$ 12,300
Unsecured senior notes:
Series A, due April 2010	85,000	85,000
Series B, due April 2013	65,000	65,000
Mortgage loan obligations	23,576	6,305
Capital lease obligations	416
	241,292	168,605
Less current maturities	2,028	518
	$239,264	$168,087

On April 3, 2003, RTI issued notes totaling $150.0 million through a private placement of debt (the “Private Placement”). The debt offering consisted of $85.0 million of notes with a coupon rate of 4.69% which mature in April 2010 (the “Series A Notes”) and $65.0 million of notes with a coupon rate of 5.42% which mature in April 2013 (the “Series B Notes”).

On November 19, 2004, RTI entered into a five-year revolving credit agreement (“Credit Facility”) under which we may borrow up to $200.0 million with the option to increase the facility by up to $100.0 million to a total of $300.0 million or reduce the amount of the facility. The Credit Facility, which was obtained for general corporate purposes, amended and restated a previous five-year facility that was set to expire in October 2005. The terms of the Credit Facility provide for a $20.0 million swingline subcommitment (“Swing Line”) and a $40.0 million sub-limit for letters of credit. RTI borrowed $75.0 million under the Credit Facility to pay off borrowings outstanding under the previous facility. Fees and expenses incurred in connection with the refinancing were paid from cash on hand. Additionally, new letters of credit of $12.1 million were obtained to replace those outstanding under the previous facility. The Credit Facility will mature on November 19, 2009.

Under the Credit Facility, interest rates charged on borrowings can vary depending on the interest rate option we choose to utilize. Our options for the rate are the Base Rate or an adjusted LIBO Rate plus an applicable margin. The Base Rate is defined to be the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.5%. The applicable margin for the Base Rate loans is a percentage ranging from zero to 0.25%. The applicable margin for the LIBO Rate-based option is a percentage ranging from 0.625% to 1.25%. We pay commitment fees quarterly ranging from 0.15% to 0.25% on the unused portion of the Credit Facility.

Under the terms of the Credit Facility, we had borrowings of $67.3 million with an associated floating rate of interest of 2.89% at November 30, 2004. As of June 1, 2004, we had $12.3 million outstanding with an associated floating rate of interest of 2.14%. After consideration of letters of credit outstanding, the Company had $120.6 million available under the Credit Facility as of November 30, 2004.

Both the Credit Facility and the notes issued in the Private Placement contain various restrictions, including limitations on additional debt, the payment of dividends and limitations regarding funded debt, minimum net worth, and minimum fixed charge coverage ratio.

As discussed in Note E, on September 1, 2004, RTI acquired the remaining limited partner and member interests, respectively, in RT Tampa and RT New York, including the related long-term debt and capital leases associated with these franchise partnerships.

In conjunction with these acquisitions, RTI recorded mortgage loan and capital lease obligations to third party lenders as of the acquisition dates totaling $22.9 million. This debt was comprised of varying amounts due to four different lenders. Included in these amounts were notes totaling $3.7 million which were retired subsequent to the acquisition. The debt remaining consisted of individual fixed and variable rate mortgage loans secured by the associated properties. The variable rate notes, which totaled $10.7 million as of November 30, 2004, had associated interest rates ranging from 5.00% to 5.90%. The fixed rate notes, which totaled $7.7 million at November 30, 2004, had associated rates ranging from 8.60% to 10.08%. In addition to the notes mentioned above, RTI acquired certain 9.02% fixed rate capital leases from RT Tampa and RT New York which had outstanding balances totaling $0.4 million at November 30, 2004.

In addition $5.0 million remains outstanding at November 30, 2004 on a 8.64% fixed rate mortgage loan obligation arising from the acquisition of a franchise partnership in Arizona during fiscal 2001. This loan is secured by the restaurants that were acquired.

NOTE G – PROPERTY, EQUIPMENT AND LEASES

Property and equipment, net, is comprised of the following (in thousands):

	November 30, 2004	June 1, 2004
Land	$ 148,449	$ 129,153
Buildings	313,441	278,793
Improvements	281,884	257,167
Restaurant equipment	237,069	219,399
Other equipment	82,635	79,092
Construction in progress	65,813	64,957
	1,129,291	1,028,561

Less accumulated depreciation and amortization	300,091	275,242
	$ 829,200	$ 753,319

As discussed in Note E, in September 2004, RTI, through subsidiaries, acquired the remaining limited partnership or member interests, respectively, in RT Tampa and RT New York. RTI, through subsidiaries, acquired the remaining member interests in RT Northern California in November 2004. In connection with these acquisitions, RTI recorded the property and equipment, and related obligations under operating and capital leases associated with these franchise partnerships. Among the restaurants which RT Tampa and RT New York leased were several which had been sub-leased from RTI. The effect of eliminating these subleases is that $10.1 million of rental payments which would have been paid by the Tampa and New York franchises will now be paid by RTI.

Approximately 44% of our restaurants are located on owned property. The remaining restaurants are located on leased properties. Of those, approximately half are land leases only, the other half are for both land and building. The initial terms of these leases expire at various dates over the next 20 years. These leases may also contain required increases in rent at varying times during the lease term and have options to extend the terms of the leases at a rate that is included in the original lease agreement.

It has been our policy to depreciate our property and equipment, including assets located on leased properties, over the estimated useful lives of those assets. In some cases, these assets on leased properties were depreciated over a period of time which included both the initial term of the lease and one or more option periods. In December 2004, the Company determined the calculation for straight-line rent should be based on a similar period as that used to depreciate the long-lived assets associated with the underlying leases. As a result, the Company concluded that rent expense was cumulatively understated by $5.0 million as of November 30, 2004. Further, on various occasions since fiscal 1998, the Company has sold restaurants, including restaurants on leased properties, to franchisees and to Specialty Restaurant Group, LLC (“SRG”). In all cases, the franchise or SRG assumed responsibility for payment of all remaining Company lease obligations to the landlords through sublease agreements. With each sale of restaurants, the Company wrote off its deferred escalating minimum rent liabilities; however, we remained primarily liable on many of the lease obligations. In reviewing these leases and subleases, we concluded that the deferred escalating minimum rent liabilities should have remained on our consolidated balance sheets, and we should have partially offset those liabilities with straight-lined rents receivable from the franchisees or SRG. The impact of this prior practice is that rent expense was cumulatively understated by $2.5 million as of November 30, 2004. In part because our calculations showed the annual impact of correcting these misstatements on diluted earnings per share for each of the three preceding fiscal years to be less than $0.01 per share each year and similarly not significant for fiscal 2005‘s first fiscal quarter, we corrected these errors ($4.8 million after tax) in the current fiscal quarter. This additional rent expense of $7.5 million is included in other restaurant operating costs in the condensed consolidated statement of income.

NOTE H – OTHER DEFERRED LIABILITIES

Other deferred liabilities at November 30, 2004 and June 1, 2004 included $22.2 million and $20.5 million, respectively, for the liability due to participants in our Deferred Compensation Plan and $18.2 million and $17.5 million, respectively, for the liability due to participants of the Company’s Executive Supplemental Pension Plan.

NOTE I – COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America. Total comprehensive income for the 13 and 26 weeks ended November 30, 2004 and December 2, 2003 are as follows (in thousands):

	Thirteen weeks ended
	November 30, 2004	December 2, 2003
Net income	$ 15,115	$ 22,042
Other comprehensive income:
Unrecognized gain on interest rate swaps:
Change in current period market value	--	10
Losses reclassified into the condensed consolidated
statement of income, net of tax	--	304
Minimum pension liability adjustment,
net of tax	--	(1,645)
Total comprehensive income	$ 15,115	$ 20,711

	Twenty-six weeks ended
	November 30, 2004	December 2, 2003
Net income	$ 44,369	$ 46,555
Other comprehensive income:
Unrecognized gain on interest rate swaps:
Change in current period market value	--	20
Losses reclassified into the condensed consolidated
statement of income, net of tax	--	600
Minimum pension liability adjustment,
net of tax	--	(1,645)
Total comprehensive income	$ 44,369	$ 45,530

NOTE J – PENSION AND POSTRETIREMENT MEDICAL AND LIFE BENEFIT PLANS

We sponsor three defined benefit pension plans for active employees and offer certain postretirement benefits for retirees.  A summary of each of these is presented below.

Retirement Plan
RTI, along with Morrison Fresh Cooking, Inc. (“MFC”) (which was subsequently purchased by Piccadilly Cafeterias, Inc.; “Piccadilly”) and Morrison Health Care, Inc. (“MHC”) (which was subsequently purchased by Compass Group, PLC; “Compass”), have sponsored the Morrison Restaurants Inc. Retirement Plan (the “Retirement Plan”). Effective December 31, 1987, the Retirement Plan was amended so that no additional benefits would accrue and no new participants may enter the Retirement Plan after that date. Participants receive benefits based upon salary and length of service. Certain responsibilities involving the administration of the Retirement Plan, until recently, have been jointly shared by each of the three companies.

On October 29, 2003, Piccadilly announced that it had filed for Chapter 11 protection in the United States Bankruptcy Court.  Piccadilly withdrew as a sponsor of the Retirement Plan, with court approval, on March 4, 2004.  See Note K to the Condensed Consolidated Financial Statements for further discussion of the Piccadilly bankruptcy, including the subsequent sale of Piccadilly, and its impact on our defined benefit pension plans.

Executive Supplemental Pension Plan and Management Retirement Plan
Under the unfunded Executive Supplemental Pension Plan and Management Retirement Plan (defined benefit pension plans), eligible employees earn supplemental retirement income based upon salary and length of service, reduced by social security benefits and amounts otherwise receivable under other specified Company retirement plans. Effective June 1, 2001, the Management Retirement Plan was amended so that no additional benefits would accrue and no new participants may enter the plan after that date.

For each of the retirement plans discussed above, RTI has accrued certain liabilities on behalf of certain Piccadilly participants relative to these plans. The ultimate amount of Piccadilly liability which RTI will absorb relative to all three defined benefit pension plans will be determined upon the completion of Piccadilly’s bankruptcy settlement.  This amount could be higher or lower than the amounts accrued based on management’s estimate. See Note K to the Condensed Consolidated Financial Statements for more information.

Postretirement Medical and Life Insurance Benefits
Our postretirement medical and life insurance benefits plans provide medical benefits to substantially all retired employees and life insurance benefits to certain retirees. The medical plan contains retiree cost sharing provisions that are more substantial for employees who retire after January 1, 1990.

The following tables detail the components of net periodic benefit costs and the amounts recognized in our Condensed Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the “Pension Plans”) and the postretirement medical and life insurance benefits plans (in thousands):

	Pension Benefits
	Thirteen weeks ended		Twenty-six weeks ended
	November 30, 2004	December 2, 2003	November 30, 2004	December 2, 2003
Service cost	$ 96	$ 67	$ 191	$ 134
Interest cost	547	451	1,093	901
Expected return on plan assets	(129)	(61)	(258)	(120)
Amortization of transition obligation	14	14	27	27
Amortization of prior service cost	81	17	163	33
Recognized actuarial loss	262	266	523	533
Net periodic benefit cost	$ 871	$ 754	$ 1,739	$ 1,508

	Postretirement Medical and Life Insurance Benefits
	Thirteen weeks ended		Twenty-six weeks ended
	November 30, 2004	December 2, 2003	November 30, 2004	December 2, 2003
Service cost	$ 3	$ 3	$ 6	$ 6
Interest cost	17	19	34	37
Amortization of prior service cost	(4)	(3)	(8)	(4)
Recognized actuarial loss	9	10	19	19
Net periodic benefit cost	$ 25	$ 29	$ 51	$ 58

Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

As disclosed in our Form 10-K for fiscal 2004, we are required to make contributions to the Retirement Plan in fiscal 2005. Contributions in the amount of $0.6 million have been made to the Retirement Plan during the 26 weeks ended November 30, 2004. We expect to make contributions of $1.4 million for the remainder of fiscal 2005, $0.4 million of which will relate to Piccadilly.

NOTE K – GUARANTEES

At November 30, 2004, we had certain third party guarantees, described below, which primarily arose in connection with our franchising and divestiture activities. The majority of these guarantees expire through fiscal 2013. Generally, we are required to perform under these guarantees in the event that a third party fails to make contractual payments or, in the case of franchise partnership debt guarantees, achieve performance measures.

Franchise Partnership Guarantees

As part of the franchise partnership program, we have negotiated with various lenders a $48 million credit facility, amended and restated on November 19, 2004, to assist the franchise partnerships with working capital needs and cash flows for operations (the “Franchise Facility”). As sponsor of the Franchise Facility, we serve as partial guarantor of the draws made by the franchise partnerships on the Franchise Facility. The Franchise Facility expires on October 5, 2006 and allows for 12 month individual franchise partnership loan commitments. If desired RTI can increase the amount of the Franchise Facility by up to $25 million (to a total of $73 million) or reduce the amount of the Franchise Facility.

Prior to July 1, 2004, RTI also had an arrangement with a different third party whereby we could choose, in our sole discretion, to partially guarantee specific loans for new franchisee restaurant development (the “Cancelled Facility”). Should payments be required under the Cancelled Facility, RTI has certain rights to acquire the operating restaurants after the third party debt was paid.  On July 1, 2004, RTI terminated the Cancelled Facility and notified this third party lender that it would no longer enter into additional guarantee arrangements. RTI will honor the partial guarantees of the three loans to franchise partnerships that were in existence as of the termination of the Cancelled Facility.

Also in July, 2004, RTI entered into a new program, similar to the Cancelled Facility, with a different third party lender (the “Franchise Development Facility”).  Under the Franchise Development Facility, the Company’s potential guarantee liability is reduced, and the program includes better terms and lower rates for the franchise partnerships as compared to the Cancelled Facility.

Under the Franchise Development Facility, qualifying franchise partnerships may collectively borrow up to $20 million for new restaurant development.  The Company will partially guarantee amounts borrowed under the Franchise Development Facility.  The Franchise Development Facility has a three year term that will expire on July 1, 2007, although any guarantees outstanding at that time will survive the expiration of the arrangement.  Should payments be required under the Franchise Development Facility, RTI has rights to acquire the operating restaurants after the third party debt is paid.  The Company does not anticipate entering into any future franchise partnership guarantee programs.

As discussed in Note E, during our second quarter of fiscal 2005, RTI acquired the remaining membership interests of three franchise partnerships and two other franchise partnerships were converted into a single traditional franchise, which includes one (1) existing traditional franchisee. All amounts outstanding under programs partially guaranteed by RTI were settled as part of the individual transactions.

As of November 30, 2004, the amounts guaranteed under the Franchise Facility and the Cancelled Facility were $15.5 million and $1.2 million, respectively. No loans have been made under the Franchise Development Facility. Unless extended, guarantees under these programs expire at various dates from January 2005 and September 2009, respectively. To our knowledge, all of the franchise partnerships are current in the payment of their obligations due under these credit facilities. We have recorded a liability totaling $0.5 million related to the $15.5 million of these guarantees which originated or were modified after the effective date of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This amount was determined based on amounts to be received from the franchise partnerships as consideration for the guarantees. We believe these amounts approximate the fair value of the guarantees.

Divestiture Guarantees

During fiscal 1996, our shareholders approved the distribution (the “Distribution”) of our family dining restaurant business, then called Morrison Fresh Cooking, Inc. (“MFC”), and our health care food and nutrition services business, then called Morrison Health Care, Inc. (“MHC”). Subsequently, Piccadilly acquired MFC and Compass acquired MHC. Prior to the Distribution, we entered into various guarantee agreements with both MFC and MHC, most of which have expired. We do remain contingently liable for (1) payments to MFC and MHC employees retiring under (a) the versions of the Management Retirement Plan and the Executive Supplemental Pension Plan (the two non-qualified defined benefit plans), in effect as of the date of the Distribution, for the accrued benefit earned by those participants as of March 1996, and (b) funding obligations under the Retirement Plan maintained by MFC and MHC following the Distribution (the qualified plan), and (2) payments due on certain workers’ compensation and general liability claims. As payments are required under these guarantees, RTI is to divide the amounts due equally with the other non-defaulting entity (MFC or MHC).

On October 29, 2003, Piccadilly announced that it had signed an agreement to sell substantially all of its assets, including its restaurant operations, to a third party for $54 million. On the same day, Piccadilly filed for Chapter 11 protection in the United States Bankruptcy Court in Fort Lauderdale, Florida.

In December 2003, the Bankruptcy Court entered an order approving the bid procedures and the form of purchase agreement, and setting a hearing for February 13, 2004 to consider approval of a sale of substantially all of Piccadilly’s assets. Because qualified bids for Piccadilly’s assets were received from more than one bidder, an auction was conducted on February 11, 2004. The auction resulted in an agreement to sell Piccadilly’s assets and ongoing business operations to a different third party for $80 million. The increased sales price would, according to Piccadilly, allow Piccadilly to fully retire both its outstanding bank debt and senior notes and result in some amount being available for pro rata distribution to the unsecured creditors of Piccadilly; however, no distribution to common shareholders was expected to be available. This transaction was completed on March 16, 2004.

In addition, on March 4, 2004, Piccadilly withdrew as a sponsor of the Retirement Plan, with the approval of the bankruptcy court. Because RTI and MHC are the remaining sponsors of the Retirement Plan, they are jointly and severally required to make contributions to the Retirement Plan in such amounts as are necessary to satisfy all benefit obligations under the Retirement Plan.

On March 10, 2004, we filed a claim against Piccadilly in the bankruptcy proceeding in the amount of approximately $6.2 million. Subsequently, the Company entered into a settlement agreement under which we agreed to accept a $5.0 million unsecured claim in exchange for the creditors’ committee agreement to allow such claims. This settlement agreement was approved by the court on October 21, 2004.

During fiscal 2004, we recorded a liability of $4.2 million for the retirement plans’ collective divestiture guarantees for which MFC was originally responsible under the divestiture guarantee agreements, comprised of $1.8 million related to the Retirement Plan (the qualified plan) and $2.4 million (in the aggregate) attributable to the Management Retirement Plan and the Executive Supplemental Pension Plan previously maintained by MFC (the two non-qualified plans). These amounts were determined in consultation with the plans’ actuary, and assumed no recovery from the bankruptcy proceeding.

Also during fiscal 2004 and the first two quarters of fiscal 2005, we made payments totaling $0.6 million and $0.2 million, respectively, to the Retirement Plan trust on behalf of employees of MFC. Our ultimate recovery in the bankruptcy proceeding and our ultimate liability related to the retirement plans’ divestiture guarantees may be higher or lower based on various factors, including the level of funds distributed to Piccadilly’s unsecured creditors as part of the bankruptcy proceeding. Although the Company hopes to receive payment for its claim, the final amount of the recovery is not known at this time.

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

We estimated our divestiture guarantees related to MHC at November 30, 2004 to be $5.0 million for employee benefit plans and $0.2 million for the workers’ compensation and general liability claims. In addition, we remain contingently liable for MFC’s portion (estimated to be $3.6 million) of the employee benefit plan and workers’ compensation obligations and general liability claims for which MHC is currently responsible under the divestiture guarantee agreements. We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

General:

Ruby Tuesday, Inc., including its wholly-owned subsidiaries, owns and operates Ruby Tuesday® casual dining restaurants. We also franchise the Ruby Tuesday concept in selected domestic and international markets.  As of November 30, 2004, we owned and operated 544, and franchised 222, Ruby Tuesday restaurants. Ruby Tuesday restaurants can now be found in 42 states, the District of Columbia, 12 foreign countries, and Puerto Rico.

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

Our historical results have been achieved by using a blend of factors, including the following:

  providing casual food in a fun atmosphere for a reasonable price;
  being operationally focused;
  opening successful units;
  providing real-time information and analysis to restaurant management teams;
  leveraging brand and support services through franchising; and
  quickly responding to new opportunities.

Our performance goals focus on measurements we believe are key to our growth and progress including, but not limited to, same store sales, new unit openings, and margins.  Our performance in these areas is discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations section.

RTI generates revenue from the sale of food and beverages at our restaurants and from contractual arrangements with our franchisees. Franchise development and license fees are recognized when we have substantially performed all material services and the franchise-owned restaurant has opened for business. Franchise royalties and support service fees (each generally 4.0% of monthly sales) are recognized on the accrual basis.

The following is an overview of our results of operations for the 13 and 26 week periods ended November 30, 2004.

Net income decreased 31.4% to $15.1 million, or $0.23 per share – diluted, for the 13 weeks ended November 30, 2004 compared to $22.0 million, or $0.33 per share – diluted, for the same quarter of the previous year.

During the 13 weeks ended November 30, 2004:

  18 Company-owned Ruby Tuesday restaurants were opened and none were closed;
  35 units were acquired from franchise partnerships;
  21 units were converted from franchise partnership operation to traditional franchisee operation;
  six franchise restaurants were opened and two were closed;
  same store sales at Company-owned units fell 8.6%;
  the Company recorded a $7.5 million ($0.07 per share - diluted) charge to correct its deferred rent liability (See Note G to the condensed consolidated financial statements for more information);

  the Company entered into a five-year revolving credit agreement which amended and restated its previous credit agreement; and
  the Company continued its transition from marketing efforts centered predominantly around couponing to efforts focused primarily on television and other similar forms of advertising.

Net income decreased 4.7% to $44.4 million, or $0.67 per share – diluted, for the 26 weeks ended November 30, 2004 compared to $46.6 million, or $0.70 per share – diluted, for the same period in fiscal 2004.

Results of Operations:

The following table sets forth selected restaurant operating data as a percentage of total revenue, except where otherwise noted, for the periods indicated. All information is derived from our Condensed Consolidated Financial Statements included in this Form 10-Q.

	Thirteen weeks ended		Twenty-six weeks ended
	November 30, 2004	December 2, 2003	November 30, 2004	December 2, 2003
Revenue:
Restaurant sales and operating revenue	98.6%	98.4%	98.4%	98.4%
Franchise revenue	1.4	1.6	1.6	1.6
Total revenue	100.0	100.0	100.0	100.0
Operating costs and expenses:
Cost of merchandise (1)	26.2	25.8	25.9	25.8
Payroll and related costs (1)	31.8	32.3	31.1	32.0
Other restaurant operating costs (1) (2)	20.6	17.2	19.1	17.0
Depreciation and amortization (1)	6.3	5.5	5.9	5.4
Selling, general and administrative, net	6.9	6.1	6.2	6.3
Equity in losses (earnings) of
unconsolidated franchises	0.1	(0.1)	(0.3)	(0.3)
Interest expense, net	0.5	0.5	0.3	0.5
Income before income taxes	8.8	13.9	13.0	14.6
Provision for income taxes	3.0	5.0	4.6	5.2
Net income	5.9%	9.0%	8.4%	9.4%

(1)     As a percentage of restaurant sales and operating revenue.

(2)     Fiscal 2005 amounts include a $7.5 million adjustment related to lease accounting as described in Note G to the condensed consolidated financial statements.

The following table shows year-to-date Company-owned and franchised restaurant openings and closings, and total restaurants as of the end of the second quarter.

	Year-to-date		Year-to-date		Total Open at End
	Openings		Closings		of Second Quarter
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2005	2004	2005	2004	2005	2004
Company-owned	61 *	28	1	2	544	466
Franchise	9	20	39 *	1	222	236

*Includes 35 units acquired by RTI from franchisees.

We estimate that approximately 25 to 30 additional Company-owned Ruby Tuesday restaurants will be opened during the remainder of fiscal 2005. See the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of how we expect to finance the development of these new restaurants as well as the restaurants we expect to open in subsequent fiscal years.

We expect our domestic and international franchisees to also open approximately 25 to 30 Ruby Tuesday restaurants during the remainder of fiscal 2005.

Revenue

RTI’s restaurant sales and operating revenue for the 13 weeks ended November 30, 2004 increased $13.2 million (5.4%) to $258.2 million compared to the same period of the prior year. This increase primarily resulted from a net addition of 78 units (a 16.7% increase) over the prior year, offset by an 8.6% decrease in same store sales. The net addition of 78 units includes 35 units acquired by RTI from franchisees during the second quarter of the current fiscal year. Management attributes the decrease in same store sales to several factors including, decreased use of coupons, general economic conditions, poor decisions made in conjunction with the rollout of a menu in the spring, and a lack of advertising and promotional presence as compared to our competition. Reductions in coupons were estimated to have contributed 4.5 – 5.0% of the same store sales decline. Coupon redemptions totaled $0.8 million for the 13 weeks ended November 30, 2004 compared to $6.4 million for the same period of the prior year. With respect to the menu, management believes that decisions to reduce portion sizes made in conjunction with a spring menu had a negative impact on value perception and customer counts. By fall, these decisions had been reversed and further changes to increase portion sizes and value perception will be made in conjunction with a menu scheduled for January, 2005.

Franchise revenue totaled $3.6 million for the 13 weeks ended November 30, 2004 compared to $4.0 million for the same quarter in the prior year. Franchise revenue is predominately comprised of domestic and international royalties, which totaled $3.3 million and $3.5 million for the 13-week periods ended November 30, 2004 and December 2, 2003, respectively. This decrease was due in part to the acquisition of three franchise entities during the quarter. See Note E to the condensed consolidated financial statements for more information. Same store sales for domestic franchise Ruby Tuesday restaurants decreased 4.9% in the second quarter of fiscal 2005.

For the 26 weeks ended November 30, 2004, sales at Company-owned restaurants increased $30.9 million (6.2%) to $525.7 million. This increase primarily resulted from that same net addition of 78 units (16.7%), partially offset by a 5.7% decrease in same store sales for the 26-week period ended November 30, 2004. Coupon redemptions totaled $8.8 million for the 26 weeks ended November 30, 2004 compared to $10.7 million for the same period of the prior year. For the 26-week period ended November 30, 2004, franchise revenues were $8.2 million, compared to $8.1 million for the same period in the prior year. Domestic and international royalties totaled $7.8 million and $7.2 million for the 26-week periods ending November 30, 2004 and December 2, 2003, respectively.

Pre-tax Income

Pre-tax income decreased by $11.4 million to $22.8 million (a 33.4% decrease) for the 13 weeks ended November 30, 2004, as compared to the corresponding period of the prior year. This decrease is primarily due to a charge of $7.5 million to correct deferred escalating minimum rent and a decrease of 8.6% in same store sales at Company-owned restaurants combined with increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of cost of merchandise, other restaurant operating costs (in addition to the deferred escalating minimum rent liability contained within), depreciation and amortization, and selling, general and administrative expenses, net, coupled with losses from our equity in earnings of unconsolidated franchises. These higher costs were offset by the increase in the number of units and a reduction, as a percentage of restaurant sales and operating revenue, of payroll and related costs.

For the 26-week period ended November 30, 2004, pre-tax income was $68.3 million, a $4.0 million (5.5%) decrease over the corresponding period of the prior year. The decrease was due to the charge of $7.5 million to correct deferred escalating minimum rent as well as increases, as a percentage of Company restaurant sales and operating revenue, of cost of merchandise, other restaurant operating costs (in addition to the deferred escalating minimum rent liability contained within), and depreciation and amortization, offset by increases in unit growth and a reduction, as a percentage of Company restaurant sales or total revenue, as appropriate, of payroll and related costs, selling, general and administrative expenses, net, and interest expense, net. In the paragraphs which follow, we discuss in more detail the components of the decreases in pre-tax income for the 13 and 26-week periods ended November 30, 2004, as compared to the comparable periods in the prior year.

Cost of Merchandise

Cost of merchandise increased $4.5 million (7.2%) to $66.7 million for the 13 weeks ended November 30, 2004, over the corresponding period of the prior year. As a percentage of restaurant sales and operating revenue, cost of merchandise increased from 25.8% to 26.2% for the 13 weeks ended November 30, 2004.

For the 26-week period ended November 30, 2004, cost of merchandise increased $8.4 million (6.7%) to $134.0 million over the corresponding period of the prior year. As a percentage of Company restaurant sales, the cost of merchandise increased from 25.8% to 25.9% for the 26 weeks ended November 30, 2004.

The increase for both the 13 and 26-week periods as a percentage of restaurant sales and operating revenue is primarily due to an increase in portion sizes for certain items as well as a shift to a new product for items such as chicken breasts, chicken tenders, ribs and mashed potatoes, and the addition of new menu items, such as coconut shrimp, in the current year. This increase was partially offset by a benefit gained by purchasing bulk produce versus local produce and, for the 13-week period, by the impact of decreased coupon redemptions.

Payroll and Related Costs

Payroll and related costs increased $3.2 million (4.1%) for the 13 weeks ended November 30, 2004, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, payroll and related costs decreased from 32.3% to 31.8%.

For the 26-week period ended November 30, 2004, payroll and related costs increased $5.6 million (3.6%) as compared to the corresponding period in the prior year. As a percentage of Company restaurant sales, payroll and related costs decreased from 32.0% to 31.1%.

The decrease for the 13–week period as a percentage of restaurant sales and operating revenue is due to the Company’s couponing effort in the second quarter of the prior year. As previously noted, prior year coupon redemptions were $5.6 million higher than those of the current year second quarter. Excluding the impact of coupon redemptions (which are netted out of revenue), payroll and related costs, as a percentage of restaurant sales and operating revenue, increased slightly from the prior year due to the impact of increased management labor against lower average unit volumes.

The decrease for the 26-week period ended November 30, 2004 as a percentage of restaurant sales and operating revenue is less impacted by coupons as redemptions were only $1.9 million lower than those of the corresponding prior year 26-week period. The decrease is due to labor efficiencies achieved from improved tracking of hourly employees and changes to the salad bar attendant position whereby we have added guest service responsibilities to the position and provided an incentive to the attendant to enhance guest experience and the salad bar appearance through the sharing of tips.

Other Restaurant Operating Costs

Other restaurant operating costs increased $11.2 million (27.0%) for the 13-week period ended November 30, 2004, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, these costs increased from 17.2% to 20.6%.

For the 26-week period ended November 30, 2004, other restaurant operating costs increased $15.9 million (19.2%) as compared to the corresponding period in the prior year. As a percentage of Company restaurant sales, these costs increased from 17.0% to 19.1%.

The increases for both the 13 and 26-week periods are primarily due (a) to higher rent and lease-required expenses driven by negative same store sales and, in the second fiscal quarter, by a charge for the correction of straight line rent expense ($7.5 million, see Note G to the condensed consolidated financial statements for more information) and the addition of the RT Tampa and the RT New York units, and, (b) for both periods, by higher electricity costs incurred in the current year, coupled in the first fiscal quarter with a loss recorded on our guarantee of the RT Northern California revolving credit facility. Additionally, the costs, many of which are somewhat fixed in nature, as a percentage of restaurant sales and operating revenue, increased due to the loss of leverage from lower sales. These increases were offset by a $1.0 million gain resulting from the sale of our 50% interest in RT Northern Illinois to RT Midwest during the second quarter of fiscal 2005.

Depreciation and Amortization

Depreciation and amortization increased $2.7 million (20.5%) for the 13-week period ended November 30, 2004, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, these expenses increased from 5.5% to 6.3%.

For the 26-week period ended November 30, 2004, depreciation and amortization expense increased $4.5 million (17.1%) as compared to the corresponding period in the prior year. As a percentage of Company restaurant sales, these expenses increased from 5.4% to 5.9%.

The increases for both the 13 and 26-week periods are primarily due to lower average unit volumes due to the decrease in same store sales, depreciation for new units, the addition of the RT Tampa, RT New York, and RT Northern California units, and accelerated depreciation on eight units expected to be closed at the end of their lease terms. The increase in depreciation as a percentage of restaurant sales and operating revenue is also attributable to lower sales due to the fixed nature of the costs.

Selling, General and Administrative Expenses, Net

Selling, general and administrative expenses, net of support service fee income totaling $3.5 million, increased $2.7 million (17.7%) for the 13-week period ended November 30, 2004, as compared to the corresponding period in the prior year. As a percentage of total operating revenue, these expenses increased from 6.1% to 6.9%. This increase is primarily due to higher advertising expenditures as RTI transitions towards television advertising as its primary form of marketing with less emphasis on the use of coupons (which are recorded as a reduction of restaurant revenues), offset by a decrease in the bonus accrual to adjust for lower expected bonuses.

Selling, general and administrative expenses, net of support service fee income totaling $8.0 million, increased $1.4 million (4.5%) for the 26-week period ended November 30, 2004 as compared to the corresponding period in the prior year. As a percentage of total operating revenue, these expenses decreased from 6.3% to 6.2%. The decrease is primarily due to lower bonus accruals, offset by an increase in television advertising expense as mentioned above.

Equity in Earnings of Unconsolidated Franchises

Equity in the earnings of unconsolidated franchises decreased $0.4 million from $0.2 million in earnings to $0.2 million in losses, for the 13 weeks ended November 30, 2004, as compared to the corresponding period in the prior year. This decrease was primarily due to the acquisition of the RT Tampa franchise, coupled with decreases in same store sales for several of the 50%-owned franchise partnerships during the quarter. For the 26-week period ended November 30, 2004, equity in earnings of unconsolidated franchises increased $0.3 million as compared to the corresponding period of the prior year, primarily due to new unit openings, higher same store sales for many of the 50%-owned franchise partnerships in the first fiscal quarter and several franchise partnerships in the second fiscal quarter, offset by the acquisition of RT Tampa during the second fiscal quarter. As of November 30, 2004, we held 50% equity investments in each of 11 franchise partnerships which collectively operated 107 Ruby Tuesday restaurants. As of December 2, 2003, we held 50% equity investments in each of 13 franchise partnerships which then collectively operated 129 Ruby Tuesday restaurants.

Interest Expense, Net

Net interest expense was $1.2 million for the 13-week period ended November 30, 2004, an amount comparable to the corresponding period in the prior year. Net interest expense decreased $0.8 million for the 26-week period ended November 30, 2004, as compared to the corresponding period in the prior year, primarily due to lower debt levels coupled with a decrease in interest related to Company-owned life insurance policies which were paid off in fiscal 2004. See “Borrowings and Credit Facilities” for more information.

Provision for Income Taxes

The effective tax rate for the current quarter was 33.6%, down from 35.5% for the same period of the prior year. The effective tax rate was 35.1% for the 26-week period ended November 30, 2004 compared to 35.6% for the corresponding period of the prior year. The decrease in the effective tax rates primarily resulted from a greater impact from tax credits, due, in part, to the $7.5 million charge recorded during the current quarter to correct straight line rent. See Note G to the condensed consolidated financial statements for more information.

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

If a restaurant that has been open for at least five quarters shows negative cash flow results, we prepare a plan to reverse the negative performance. Under our policies, recurring or projected annual negative cash flow signals a potential impairment. Both qualitative and quantitative information are considered when evaluating for potential impairments. The amount of impairment loss recognized is based on the difference between discounted projected cash flows (in the case of some negative cash flow restaurants only salvage value is used) and the current net book value. Prior to the current fiscal quarter, we had not had more than eight open units with rolling 12 month negative cash flows during the previous year. Quarterly same store sales changes during that same period of time ranged from (2.7%) to 4.1%. As previously discussed, same store sales during the current fiscal quarter fell to (8.6%) and, as a result, we had ten restaurants with rolling 12 month negative cash flow. Of these ten units, only one has consistently had an annual negative cash flow amount in excess of $50,000 (it has been below $100,000). We reviewed the plans to reverse negative cash flows at each of the ten units with negative cash flows for the 12 months ended November 30, 2004 and concluded that an impairment existed only at the unit which had been consistently negative. We recorded an impairment of $0.3 million during the quarter ended November 30, 2004. The combined 12 month cash flow loss at the other nine units was less than $0.4 million. Should sales at these nine and other units not improve within a reasonable period of time, further impairment charges are possible. Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs, salvage value, and sublease income. Accordingly, actual results could vary significantly from our estimates.

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

At November 30, 2004 the allowance for doubtful notes was $5.7 million, of which $0.1 million was assigned to notes not franchise related.

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

Income Tax Valuation Allowances and Tax Accruals

We record deferred tax assets for various items. As of November 30, 2004, we have concluded that it is more likely than not that the future tax deductions attributable to our deferred tax assets will be realized and therefore no valuation allowance has been provided.

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

Our working capital deficiency and current ratio as of November 30, 2004 were $28.3 million and 0.7:1, respectively. As is common in the restaurant industry, we carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset) and receivable and inventory levels are generally not significant.

Capital Expenditures

Property and equipment expenditures for the 26 weeks ended November 30, 2004 were $73.2 million which was $10.9 million more than cash provided by operating activities for the same period. Capital expenditures, primarily relating to new unit development, for the remainder of fiscal 2005 are projected to be approximately $97.0 to $102.0 million, which is $5.0 to $10.0 million less than projected cash provided by operating activities for the same period. In addition, we spent $8.2 million, net, in September 2004, plus assumed debt, to acquire the remaining member or limited partnership interests of RT New York, the upstate New York (Buffalo area) franchisee, RT Tampa, and RT Northern California. These acquisitions added 35 units to the Company. Further acquisitions, particularly from franchisees in the eastern United States, may occur either during fiscal 2005 or thereafter. To the extent capital expenditures have exceeded cash flow from operating activities, we have historically relied on cash provided by financing activities to fund our capital expenditures. See “Special Note Regarding Forward-Looking Information.”

Pension Plan Funded Status

RTI is a sponsor of the Morrison Restaurants Inc. Retirement Plan (the “Retirement Plan”), along with the two companies that were “spun-off” as a result of the fiscal 1996 “spin-off” transaction: Morrison Fresh Cooking, Inc. (“MFC”) (subsequently acquired by Piccadilly Cafeterias, Inc., or “Piccadilly”) and Morrison Health Care, Inc. (“MHC”) (subsequently acquired by Compass Group, PLC, or “Compass”). The Retirement Plan was established to provide retirement benefits to qualifying employees of Morrison Restaurants Inc. Under the Retirement Plan, participants are entitled to receive benefits based upon salary and length of service. The Retirement Plan was amended as of December 31, 1987, so that no additional benefits will accrue and no new participants will enter the Retirement Plan after that date. Until recently, certain responsibilities involving the administration of the Retirement Plan have been jointly shared by each of the three companies. Piccadilly withdrew as a sponsor of the Retirement Plan on March 4, 2004, with the approval of the bankruptcy court. The remaining sponsors are jointly and severally required to contribute such amounts as are necessary to satisfy all benefit obligations under the Retirement Plan. For the 26 weeks ended November 30, 2004, RTI made contributions to the Retirement Plan totaling $0.6 million. We expect to make contributions for the remainder of fiscal 2005 totaling $1.4 million.

As discussed in more detail in Note K to the Condensed Consolidated Financial Statements, Piccadilly announced on October 29, 2003 that it had filed for Chapter 11 protection under the United States Bankruptcy Code. On March 16, 2004, Piccadilly’s assets and ongoing business operations were sold to a third party for $80 million.  On March 10, 2004, RTI filed a claim against Piccadilly as part of the bankruptcy proceedings in the amount of approximately $6.2 million. Subsequently, the Company entered into a settlement agreement under which RTI agreed to accept a $5.0 million unsecured claim in exchange for the creditors’ committee agreement to allow such claims. The settlement was approved by the court on October 21, 2004.

The Company hopes to recover some amount from the bankruptcy prior to the end of fiscal 2005. The final amount of such recovery is unknown at this time, and no recovery has been recorded in our condensed consolidated financial statements.

Significant Contractual Obligations and Commercial Commitments

Long-term financial obligations were as follows as of November 30, 2004 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable and other
long-term debt, including
current maturities (a)	$ 23,576	$ 1,885	$ 4,166	$ 4,614	$ 12,911
Revolving credit facility (a)	67,300			67,300
Unsecured senior notes
(Series A and B) (a)	150,000				150,000
Operating leases, net
of sublease payments (b)	266,192	29,067	55,706	47,123	134,296
Capital leases	416	143	273
Purchase obligations (c)	224,220	105,230	44,945	31,922	42,123
Pension obligations	1,422	1,422
Total	$733,126	$137,747	$105,090	$150,959	$339,330

(a)     See Note F to the Condensed Consolidated Financial Statements for more information.
(b)     See Note G to the Condensed Consolidated Financial Statements for more information.
(c)     The amounts for purchase obligations include commitments for food items and supplies, construction projects, and other miscellaneous commitments.

Commercial Commitments (in thousands):

Total at November 30, 2004
Letters of credit	$12,134
Franchisee loan guarantees	16,625
Divestiture guarantees	8,941
$37,700

See Note K to the Condensed Consolidated Financial Statements for more information.

Borrowings and Credit Facilities

On November 19, 2004, RTI entered into a $200.0 million five-year revolving credit agreement (“Credit Facility”), which includes a $20.0 million swingline subcommitment and a $40.0 million sub-limit for letters of credit. The Credit Facility amended and restated a previous five-year facility that was set to expire in October 2005. At November 30, 2004, we had borrowings of $67.3 million outstanding under the Credit Facility with an associated floating rate of 2.89%. The Revolver is scheduled to mature on November 19, 2009.

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

During the remainder of fiscal 2005, we expect to fund operations, capital expansion, the repurchase of common stock, and the payment of dividends from operating cash flows, the Credit Facility, and through operating leases. See “Special Note Regarding Forward-Looking Information.”

Off-Balance Sheet Arrangements

See Note K to the Condensed Consolidated Financial Statements for information regarding our franchise partnership and divestiture guarantees.

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

New Accounting Standards and Interpretations Not Yet Adopted

In December 2004, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)” or the “Statement”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

FAS 123(R) specifies that the fair value of an employee stock option be based on an observable market price of an option with the same or similar terms and conditions if one is available. As RTI’s employees’ stock options are not currently traded, there is no observable market price, and FAS 123(R) thus requires that the fair value be estimated using a valuation technique that (1) is applied in a manner consistent with the fair value measurement objective and the other requirements of the Statement, (2) is based on established principles of financial economic theory and generally applied to that field, and (3) reflects all substantive characteristics of the instrument. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Statement is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005 (the second quarter of fiscal 2006 for RTI). As of the effective date, RTI will apply the Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized for (1) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for either recognition or pro forma disclosures under SFAS 123. For periods before the required effective date, entities may elect to apply a modified version of retrospective application transition method under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123.

The amount of compensation expense associated with stock options anticipated being unvested as of the date of required adoption but already issued as of November 30, 2004 is $1.5 million. Of this amount, and assuming no forfeitures, $0.7 million is expected to be recognized over the second through fourth quarters of fiscal 2006. The remainder will be recognized between fiscal 2007 and fiscal 2010.

The impact of this Statement on RTI in fiscal 2006 and beyond will depend upon various factors, chief among them being our future compensation strategy. The pro forma compensation cost presented in the table shown in Note C and in prior filings for RTI have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. As of the date of this filing, no decisions have been made as to which option pricing model is most appropriate for RTI or whether the Company will apply the modified version of the retrospective transition method of adoption.

Known Events, Uncertainties and Trends:

Financial Strategy and Stock Repurchase Plan

Our financial strategy is to utilize a prudent amount of debt, including operating leases, to minimize the weighted average cost of capital while allowing financial flexibility and the equivalent of an investment-grade bond rating. This strategy allows us to repurchase RTI common stock at times when cash flow exceeds capital expenditures and other funding requirements. We repurchased 1.7 million shares of stock during the 26 weeks ended November 30, 2004 for a total purchase price of $46.8 million. The total number of remaining shares authorized to be repurchased, as of November 30, 2004, is approximately 2.1 million. To the extent not funded with cash from operating activities, additional repurchases may be funded by borrowings from the Credit Facility.

Dividends

During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to RTI’s shareholders. On January 5, 2005, the Board of Directors declared a semi-annual cash dividend of $0.0225 per share, payable on February 4, 2005, to shareholders of record at the close of business on January 21, 2005. We paid dividends of $1.5 million during the 26-week period ended November 30, 2004. The payment of a dividend in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future. Additionally, our credit facilities contain certain limitations on the payment of dividends. See “Special Note Regarding Forward-Looking Information.”

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q contains various “forward-looking statements,” which represent the Company’s expectations or beliefs concerning future events, including one or more of the following: future financial performance and unit growth (both Company-owned and franchised), future capital expenditures, future borrowings and repayment of debt, payment of dividends, stock repurchase, and restaurant acquisitions. The Company cautions that a number of important factors and uncertainties could, individually or in the aggregate, cause actual results to differ materially from those included in the forward-looking statements, including, without limitation, the following: changes in promotional, couponing and advertising strategies; guests’ acceptance of changes in menu items; changes in our guests’ disposable income; consumer spending trends and habits; mall-traffic trends; increased competition in the casual dining restaurant market; weather conditions in the regions in which Company-owned and franchised restaurants are operated; guests’ acceptance of the Company’s development prototypes; laws and regulations affecting labor and employee benefit costs; costs and availability of food and beverage inventory; the Company’s ability to attract qualified managers, franchisees and team members; changes in the availability of capital; impact of adoption of new accounting standards; effects of actual or threatened future terrorist attacks in the United States; and general economic conditions.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices.  The interest rate charged on our Revolver can vary based on the interest rate option we choose to utilize.  Our options for the rate are the Base Rate or an adjusted LIBO Rate plus an applicable margin.  The Base Rate is defined to be the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.5%.  The applicable margin for the LIBO Rate-based option is a percentage ranging from 0.625% to 1.25%.  As of November 30, 2004, the total amount of outstanding debt subject to interest rate fluctuations was $78.0 million.   A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of $0.8 million per year.

As an additional method of managing our interest rate exposure on our floating rate debt, at certain times we have entered into interest rate swap agreements whereby we agreed to pay over the life of the swaps a fixed interest rate payment on a notional amount and in exchange we received a floating rate payment calculated on the same amount over the same time period.  During the 26-week period ended November 30, 2004, we did not enter into any interest rate swap agreements.

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

Changes in Internal Controls

No significant change in our internal control over financial reporting occurred during the second quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending legal proceedings will not have a material adverse effect on our operations, financial position or liquidity.

ITEM 2.

CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table includes information regarding purchases of our common stock made by us during the second quarter of the year ending May 31, 2005:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Maximum number of shares that may yet be purchased under the plans or programs (2)
Month #1
(September 1 to October 5)	--	--	--	2,937,043
Month #2
(October 6 to November 2)	872,968	$24.76	872,968	2,064,075
Month #3
(November 3 to November 30)	--	--	--	2,064,075

(1)     No shares were repurchased other than through our publicly announced repurchase programs and authorizations during the second quarter of our year ending May 31, 2005. These repurchase programs include shares surrendered as payment for the exercise price of options or purchase rights or in satisfaction of tax withholding obligations in connection with the Company’s stock incentive plans.

(2)     On April 12, 1999, our Board of Directors authorized the repurchase of up to 6.5 million shares of our common stock (13.0 million adjusted for a May 19, 2000 2-for-1 stock split), with the timing, price, quantity, and manner of the purchases to be made at the discretion of management, depending upon market conditions.  During the period from the authorization date through November 30, 2004, approximately 10.9 million shares have been repurchased at a cost of approximately $198.0 million.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on October 5, 2004. The Shareholders voted on the following matters:

Proposal 1:   To elect two Class III directors for a term of three years to the Board of Directors.

		Authority
Nominees	For	Withheld
Samuel E. Beall, III	56,287,129	2,184,704
John B. McKinnon	54,201,831	4,270,002

Proposal 2:   To reapprove the Company's Incentive Bonus Plan for the Chief Executive Officer.

For 56,062,795	Against 1,844,677	Abstain 564,361

Proposal 3:   To ratify the selection of KPMG LLP to serve as the Company’s registered independent public accounting firm for the fiscal year ending May 31, 2005.

For 58,112,373	Against 140,155	Abstain 219,305

Proposal 4:   To consider a shareholder proposal to have the Board review the Company’s policies for food products containing genetically engineered ingredients and report to shareholders within six months of the annual meeting.

For	5,118,765	Against	39,179,120	Abstain	5,917,778	Broker Non-Votes	8,256,170

The Directors continuing in office are:    Claire L. Arnold, James A. Haslam, III, Bernard Lanigan, Jr., Dr. Donald Ratajczak, and Stephen I. Sadove.

ITEM 6.

EXHIBITS

The following exhibits are filed as part of this report:

 Exhibit No.

31.1	Certification of Samuel E. Beall, III, Chairman of the Board, President and Chief Executive Officer.

31.2	Certification of Marguerite N. Duffy, Senior Vice President, Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.
99.1	Ruby Tuesday Inc. Executive Life Insurance Premium Plan dated as of January 1, 2004.
99.2	Second Amendment (dated as of January 1, 2004) to the Ruby Tuesday Inc. Executive Life Insurance
Plan (formerly the Morrison Restaurants Inc. Executive Life Insurance Plan).
99.3	Trust Agreement (dated as of July 23, 2004) between Ruby Tuesday Inc. and U.S. Trust
Company, N.A.
99.4	Third Amendment (dated as of December 8, 2004) to the Ruby Tuesday Inc. Salary Deferral Plan
(formerly the Morrison Restaurants Inc. Salary Deferral Plan).
99.5	Seventh Amendment (dated as of October 5, 2004) to the Ruby Tuesday Inc. Management
Retirement Plan.
99.6	Seventh Amendment (dated as of October 5, 2004) to the Morrison Retirement Plan.
99.7	Revolving Credit Agreement – incorporate by reference to 8-K filed 11/24/04.
99.8	Franchise Facility Agreement – incorporate by reference to 8-K filed 11/24/04.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.
(Registrant)

Date: January 10, 2005	BY: /s/ MARGUERITE N. DUFFY —————————————— Marguerite N. Duffy Senior Vice President and Chief Financial Officer