Form 10-Q
period 2005-03-01
RUBY TUESDAY INC
filed 2005-04-18
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  March 1, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number    1-12454

RUBY TUESDAY, INC.
(Exact name of registrant as specified in its charter)

GEORGIA	63-0475239
(State of or other jurisdiction of	(I.R.S. Employer identification No.)
incorporation or organization)

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

64,456,407

          (Number of shares of common stock, par value $0.01 per share, outstanding as of April 13, 2005)

   RUBY TUESDAY, INC.

   INDEX

Page
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
MARCH 1, 2005 AND JUNE 1, 2004	3
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED
MARCH 1, 2005 AND MARCH 2, 2004	4
CONDENSED CONSOLIDATED STATEMENTS OF CASH
FLOWS FOR THE THIRTY-NINE WEEKS
ENDED MARCH 1, 2005 AND MARCH 2, 2004	5
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS	6-18
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS	19-29
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK	30
ITEM 4. CONTROLS AND PROCEDURES	30-31
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	32
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	32
ITEM 6. EXHIBITS	33

 PART I — FINANCIAL INFORMATION
ITEM 1.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)

	MARCH 1, 2005	JUNE 1, 2004
		(as restated)
		(NOTES A & B)
Assets
Current assets:
Cash and short-term investments	$ 8,044	$ 19,485
Accounts and notes receivable	8,698	10,089
Inventories:
Merchandise	9,537	8,068
China, silver and supplies	6,544	5,579
Income tax receivable	--	2,941
Deferred income taxes	2,888	3,599
Prepaid rent and other expenses	9,930	8,623
Assets held for sale	4,021	3,030
Total current assets	49,662	61,414
Property and equipment, net	862,437	766,823
Goodwill	12,550	7,845
Notes receivable, net	27,056	33,366
Other assets	68,788	66,987
Total assets	$ 1,020,493	$ 936,435

Liabilities & shareholders' equity
Current liabilities:
Accounts payable	$ 38,612	$ 37,416
Accrued liabilities:
Taxes, other than income taxes	14,900	13,070
Payroll and related costs	10,276	18,021
Insurance	7,173	6,332
Rent and other	20,896	19,362
Current portion of long-term debt, including capital leases	2,038	518
Income tax payable	3,757	--
Total current liabilities	97,652	94,719
Long-term debt and capital leases, less current maturities	208,252	168,087
Deferred income taxes	47,028	46,184
Deferred escalating minimum rent	37,700	38,725
Other deferred liabilities	77,779	72,189
Total liabilities	468,411	419,904
Shareholders' equity:
Common stock, $0.01 par value; (authorized 100,000
shares; issued 64,261 @ 3/1/05; 65,549 @ 6/1/04)	642	655
Capital in excess of par value	3,971	16,455
Retained earnings	555,742	508,323
Deferred compensation liability payable in
Company stock	5,197	4,821
Company stock held by Deferred Compensation Plan	(5,197)	(4,821)
Accumulated other comprehensive loss	(8,273)	(8,902)
	552,082	516,531
Total liabilities & shareholders' equity	$ 1,020,493	$ 936,435

The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER-SHARE DATA)

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	MARCH 1, 2005	MARCH 2, 2004	MARCH 1, 2005	MARCH 2, 2004
		(as restated)		(as restated)
		(NOTE B)		(NOTE B)
Revenue:
Restaurant sales and operating revenue	$ 285,552	$ 266,438	$ 803,070	$ 753,178
Franchise revenue	3,611	4,527	11,834	12,643
	289,163	270,965	814,904	765,821
Operating costs and expenses:
Cost of merchandise	74,244	67,419	208,287	193,015
Payroll and related costs	88,245	81,909	249,437	237,487
Other restaurant operating costs	48,529	43,085	138,330	124,084
Depreciation and amortization	16,906	14,676	49,312	42,416
Selling, general and administrative,
net of support service fee income
for the thirteen and thirty-nine week
periods totaling $3,695 and $11,684 in
fiscal 2005, and $4,551 and $12,768 in
fiscal 2004, respectively	19,879	15,594	52,408	46,710
Equity in earnings of
unconsolidated franchises	(836)	(2,610)	(2,381)	(3,879)
Interest expense, net	1,361	773	3,120	3,288
	248,328	220,846	698,513	643,121
Income before income taxes	40,835	50,119	116,391	122,700
Provision for income taxes	13,295	17,827	40,050	43,682
Net income	$ 27,540	$ 32,292	$ 76,341	$ 79,018

Earnings per share:
Basic	$ 0.43	$ 0.49	$ 1.18	$ 1.21

Diluted	$ 0.42	$ 0.48	$ 1.16	$ 1.18

Weighted average shares:
Basic	64,168	65,914	64,672	65,322

Diluted	65,063	67,614	65,742	66,889

Cash dividends declared per share	2.25 ¢	2.25 ¢	4.50 ¢	4.50 ¢

The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	THIRTY-NINE WEEKS ENDED
	MARCH 1, 2005	MARCH 2, 2004
		(as restated)
		(NOTE B)
Operating activities:
Net income	$ 76,341	$ 79,018
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	49,312	42,416
Amortization of intangibles	71	84
Provision for bad debts	180	--
Deferred income taxes	1,141	11,585
(Gain)/loss on impairment and disposition of assets	(554)	324
Equity in (earnings) of unconsolidated franchises	(2,381)	(3,879)
Other	67	113
Changes in operating assets and liabilities:
Receivables	6,894	(3,041)
Inventories	(1,449)	(1,245)
Income tax payable/receivable	6,698	(2,755)
Prepaid and other assets	(2,417)	444
Accounts payable, accrued and other liabilities	(224)	13,003
Net cash provided by operating activities	133,679	136,067
Investing activities:
Purchases of property and equipment	(113,699)	(113,135)
Acquisition of franchise entities	(8,243)	--
Acquisition of an additional 49% interest in
unconsolidated franchises	--	(2,000)
Distributions received from unconsolidated franchises	1,547	956
Proceeds from disposal of assets, including investments in unconsolidated
subsidiaries	3,592	4,782
Payoff of company-owned life insurance policy loans	--	(5,884)
Other, net	(3,475)	(3,546)
Net cash used by investing activities	(120,278)	(118,827)
Financing activities:
Proceeds from long-term debt	57,300	--
Payments on long-term debt	(40,657)	(41,207)
Proceeds from issuance of stock	8,236	36,713
Stock repurchases	(46,806)	(35)
Dividends paid	(2,915)	(2,943)
Net cash used by financing activities	(24,842)	(7,472)
(Decrease)/increase in cash and
short-term investments	(11,441)	9,768
Cash and short-term investments:
Beginning of year	19,485	8,662
End of quarter	$ 8,044	$ 18,430

Supplemental disclosure of cash flow information:
Cash paid for:
Interest (net of amount capitalized)	$ 4,280	$ 4,878
Income taxes, net	$ 29,867	$ 22,381

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI” or the “Company”), owns and operates Ruby Tuesday® casual dining restaurants. We also franchise the Ruby Tuesday concept in selected domestic and international markets. The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the 13- and 39-week periods ended March 1, 2005 are not necessarily indicative of results that may be expected for the year ending May 31, 2005.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income.

For further information, refer to the consolidated financial statements and footnotes thereto included in RTI’s Annual Report on Form 10-K for the fiscal year ended June 1, 2004. Certain information included in that Form 10-K will be restated as a result of the lease adjustments discussed in Note B below.

NOTE B – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company recently reviewed its lease and sublease accounting and determined that it was appropriate to restate its consolidated financial statements for the fiscal years 2002 through 2004 and for the first and second quarters of fiscal 2005. These adjustments relate to lease accounting matters, including those discussed by the Securities and Exchange Commission (“SEC”) in its February 7, 2005 letter (“SEC Letter”) to the American Institute of Certified Public Accountants (“AICPA”). In the SEC Letter, the SEC expressed its views on the amortization of leasehold improvements, rent holidays and landlord/tenant incentives. Certain of the restated amounts for fiscal 2004 are reflected in the financial statements for fiscal year 2004 contained in this filing.

The Company first reported recording, in its Form 10-Q for the quarterly period ended November 30, 2004, entries totaling $7.5 million ($4.8 million net of tax) to adjust straight-line rent expense and to correct its accounting for subleases. As then discussed, it had been our policy to depreciate our property and equipment, including assets on leased properties, over the estimated useful lives of those assets. In some cases, these assets on leased properties were depreciated over a period of time that included both the initial term of the lease and one or more option periods. In December 2004, the Company revised its computation of straight line rent to include certain option periods where failure to exercise such options would result in an economic penalty. As a result, the Company concluded that rent expense was cumulatively understated by $5.0 million as of November 30, 2004. Further, on various occasions since fiscal 1998, the Company sold restaurants, including restaurants on leased properties, to franchisees and to Specialty Restaurant Group, LLC (“SRG”). In all cases, the franchise or SRG assumed responsibility for payment of all remaining Company lease obligations to the landlords through sublease agreements. With each sale of restaurants, the Company wrote off its deferred escalating minimum rent liabilities; however, we remained primarily liable on many of the lease obligations. In reviewing these leases and subleases, we concluded that the deferred escalating minimum rent liabilities should have remained on our consolidated balance sheets, and we should have partially offset those liabilities with straight-lined rents receivable from the franchisees or SRG. The impact of this prior practice was a cumulative understatement of rent expense in the amount of $2.5 million as of November 30, 2004. In part because our calculations showed the annual impact of correcting these misstatements on diluted earnings per share for each of the three preceding fiscal years to be less than $0.01 per share each year and similarly not significant for fiscal 2005‘s first two quarters, we corrected the errors ($4.8 million after tax) in the current year’s second fiscal quarter. The additional rent expense of $7.5 million was included in other restaurant operating costs in the consolidated statement of income for the 13 weeks ended November 30, 2004.

Subsequent to the issuance of the SEC Letter, we undertook a review of our accounting policies relative to rent holidays and landlord/tenant incentives. With regard to rent holidays, the adjustment described below changes our accounting practices to expense straight-line rent from the point at which the Company takes control and possession of a leased site (generally at the beginning of construction). Previously, the Company began its expensing of rent on a straight-line basis at the earlier of the dates actual rent payments commenced or the opening of the unit. The below adjustments also include entries to reclassify incentives received from landlords to deferred escalating minimum rent from property and equipment. In addition to the $7.5 million increased rent expense recorded during our second fiscal quarter, we identified further cumulative pre-tax adjustments of $10.1 million ($7.1 million related to the rent holiday adjustment with the remainder attributable to the reclassification of landlord/tenant incentives).

As a result of the additional required adjustments, the Company no longer believed it appropriate to record the corrections in the current fiscal year. Accordingly, the Company is correcting these errors through restatement of its consolidated financial statements first reported on Form 10-K for the fiscal year ended June 1, 2004 and on Forms 10-Q for the fiscal quarters ended August 31, 2004 and November 30, 2004.

The impact of these restatements on the previously filed consolidated financial statements for fiscal year 2004 included in this Form 10-Q is summarized below:

CONDENSED CONSOLIDATED BALANCE SHEET
SUMMARY OF RESTATEMENT IMPACTS
AS OF JUNE 1, 2004
(IN THOUSANDS)

	Previously Reported	Adjustments	As Restated
Assets:
Current assets:
Cash and short-term investments	$ 19,485		$ 19,485
Accounts and notes receivable	9,978	$ 111	10,089
Inventories:
Merchandise	8,068		8,068
China, silver and supplies	5,579		5,579
Income tax receivable	2,941		2,941
Deferred income taxes	1,975	1,624	3,599
Prepaid rent and other expenses	8,623		8,623
Assets held for sale	3,030		3,030
Total current assets	59,679	1,735	61,414
Property and equipment, net	753,319	13,504	766,823
Goodwill	7,845		7,845
Notes receivable, net	33,366		33,366
Other assets	64,324	2,663	66,987
Total assets	$ 918,533	$ 17,902	$ 936,435

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$ 37,416		$ 37,416
Accrued liabilities:
Taxes, other than income taxes	13,070		13,070
Payroll and related costs	18,021		18,021
Insurance	6,332		6,332
Rent and other	15,185	$ 4,177	19,362
Current portion of long-term debt	518		518
Total current liabilities	90,542	4,177	94,719
Long-term debt	168,087		168,087
Deferred income taxes	51,310	(5,126)	46,184
Deferred escalating minimum rent	9,621	29,104	38,725
Other deferred liabilities	72,189		72,189
Total liabilities	391,749	28,155	419,904
Shareholders’ equity:
Common stock	655		655
Capital in excess of par value	16,455		16,455
Retained earnings	518,576	(10,253)	508,323
Deferred compensation liability payable in Company
stock	4,821		4,821
Company stock held by Deferred Compensation Plan	(4,821)		(4,821)
Accumulated other comprehensive loss	(8,902)		(8,902)
	526,784	(10,253)	516,531
Total liabilities and shareholders’ equity	$ 918,533	$ 17,902	$ 936,435

CONDENSED CONSOLIDATED STATEMENT OF INCOME
SUMMARY OF RESTATEMENT IMPACTS
THIRTEEN WEEK PERIOD ENDED MARCH 2, 2004
(IN THOUSANDS EXCEPT PER-SHARE DATA)

	Previously Reported	Adjustments	As Restated
Revenue:
Restaurant sales and operating revenue	$ 266,438		$ 266,438
Franchise revenue	4,527		4,527
	270,965		270,965
Operating costs and expenses:
Cost of merchandise	67,419		67,419
Payroll and related costs	81,909		81,909
Other restaurant operating costs	43,666	$ (581)	43,085
Depreciation and amortization	13,907	769	14,676
Selling, general and administrative	15,594		15,594
Equity in (earnings) of unconsolidated franchises	(2,610)		(2,610)
Interest expense, net	773		773
	220,658	188	220,846
Income before income taxes	50,307	(188)	50,119
Provision for income taxes	17,902	(75)	17,827
Net income	$ 32,405	(113)	$ 32,292

Earnings per share:
Basic	$ 0.49		$ 0.49
Diluted	$ 0.48		$ 0.48
Weighted average shares:
Basic	65,914		65,914
Diluted	67,614		67,614

CONDENSED CONSOLIDATED STATEMENT OF INCOME
SUMMARY OF RESTATEMENT IMPACTS
THIRTY-NINE WEEK PERIOD ENDED MARCH 2, 2004
(IN THOUSANDS EXCEPT PER-SHARE DATA)

	Previously Reported	Adjustments	As Restated
Revenue:
Restaurant sales and operating revenue	$ 753,178		$ 753,178
Franchise revenue	12,643		12,643
	765,821		765,821
Operating costs and expenses:
Cost of merchandise	193,015		193,015
Payroll and related costs	237,487		237,487
Other restaurant operating costs	126,488	$ (2,404)	124,084
Depreciation and amortization	40,109	2,307	42,416
Selling, general and administrative	46,710		46,710
Equity in (earnings) of unconsolidated franchises	(3,879)		(3,879)
Interest expense, net	3,288		3,288
	643,218	(97)	643,121
Income before income taxes	122,603	97	122,700
Provision for income taxes	43,643	39	43,682
Net income	$ 78,960	$ 58	$ 79,018

Earnings per share:
Basic	$ 1.21		$ 1.21
Diluted	$ 1.18		$ 1.18
Weighted average shares:
Basic	65,322		65,322
Diluted	66,889		66,889

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS DATA
SUMMARY OF RESTATEMENT IMPACTS
THIRTY-NINE WEEK PERIOD ENDED MARCH 2, 2004
(IN THOUSANDS)

	Previously Reported	Adjustments	As Restated
Operating activities:
Net income	$ 78,960	$ 58	$ 79,018
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	40,109	2,307	42,416
Amortization of intangibles	84		84
Deferred income taxes	11,546	39	11,585
(Gain)/loss on impairment and disposition of assets	324		324
Equity in (earnings) of unconsolidated franchises	(3,879)		(3,879)
Other	113		113
Changes in operating assets and liabilities:
Receivables	(2,737)	(304)	(3,041)
Inventories	(1,245)		(1,245)
Income tax payable/receivable	(2,755)		(2,755)
Prepaid and other assets	444		444
Accounts payable, accrued and other liabilities	15,103	(2,100)	13,003
Net cash provided by operating activities	136,067	--	136,067
Net cash used by investing activities	(118,827)		(118,827)
Net cash used by financing activities	(7,472)		(7,472)
Net increase in cash and short-term investments	9,768	--	9,768
Cash and short-term investments:
Beginning of year	8,662		8,662
End of quarter	$ 18,430	$ --	$ 18,430

NOTE C – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. The computation of diluted earnings per share gives effect to options outstanding during the applicable periods. The effect of stock options increased the diluted weighted average shares outstanding by approximately 0.9 million and 1.7 million for the 13 weeks ended March 1, 2005 and March 2, 2004, respectively, and approximately 1.1 million and 1.6 million for the 39 weeks ended March 1, 2005 and March 2, 2004, respectively.

Stock options with an exercise price greater than the average market price of our common stock do not impact the computation of diluted earnings per share. For the 13 and 39 weeks ended March 1, 2005, there were 2.2 million and 2.1 million unexercised options, respectively, that were excluded from the computation of diluted earnings per share. For the 13 and 39 weeks ended March 2, 2004, the amount of options excluded from the computation of diluted earnings per share was negligible.

NOTE D – STOCK-BASED EMPLOYEE COMPENSATION

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

Thirteen Weeks Ended
	March 1, 2005	March 2, 2004
(as restated)
Net income, as reported	$ 27,540	$ 32,292
Less: Stock-based employee compensation
expense determined under fair value based
method for all awards, net of income tax expense	3,721	1,920
Pro forma net income	$ 23,819	$ 30,372

Basic earnings per share
As reported	$ 0.43	$ 0.49
Pro forma	$ 0.37	$ 0.46
Diluted earnings per share
As reported	$ 0.42	$ 0.48
Pro forma	$ 0.37	$ 0.45

Thirty-Nine Weeks Ended
	March 1, 2005	March 2, 2004
(as restated)
Net income, as reported	$ 76,341	$ 79,018
Less: Stock-based employee compensation
expense determined under fair value based
method for all awards, net of income tax expense	12,221	6,553
Pro forma net income	$ 64,120	$ 72,465

Basic earnings per share
As reported	$ 1.18	$ 1.21
Pro forma	$ 0.99	$ 1.11
Diluted earnings per share
As reported	$ 1.16	$ 1.18
Pro forma	$ 0.98	$ 1.09

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

FAS 123(R) specifies that the fair value of an employee stock option must be based on an observable market price of an option with the same or similar terms and conditions if one is available or, if an observable market price is not available, the fair value must be estimated using a valuation technique that (1) is applied in a manner consistent with the fair value measurement objective and the other requirements of the Statement, (2) is based on established principles of financial economic theory and generally applied in that field, and (3) reflects all substantive characteristics of the instrument. Since market prices for RTI employee stock options or for identical or similar equity instruments are not available, there are no observable market prices for RTI’s employee stock options and, therefore, fair value will be estimated using an acceptable valuation technique. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Statement is effective for public companies at the beginning of the first fiscal year beginning after June 15, 2005 (fiscal 2007 for RTI). As of the effective date, RTI will apply the Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized for (1) all awards granted after the required effective date and for awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for either recognition or pro forma disclosures under SFAS 123. For periods before the required effective date, entities may elect to apply a modified version of retrospective application transition method under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123.

The impact of this Statement on RTI in fiscal 2007 and beyond will depend upon various factors, including, but not limited to, our future compensation strategy. The pro forma compensation costs presented in the table above and in our prior filings have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. As of the date of this filing, no decisions have been made as to which option pricing model is most appropriate for RTI or whether RTI will apply the modified version of the retrospective transition method of adoption.

NOTE E – ACCOUNTS AND NOTES RECEIVABLE

Notes receivable from franchise partnerships generally arise when Company-owned restaurants are sold to franchise partnerships (“refranchised”). These notes generally allow for deferral of interest during the first one to three years and require the payment of interest only for up to six years from the inception of the note. All of the refranchising notes accrue interest at 10.0% per annum.

Amounts reflected for long-term notes receivable at March 1, 2005 and June 1, 2004 are net of a $5.8 million and $5.7 million allowance for doubtful notes, respectively.

NOTE F – FRANCHISE PROGRAMS

In September 2004, in conjunction with a previously announced strategy to acquire certain franchisees in the Eastern United States, RTI, through its subsidiaries, acquired the remaining 50% of the partnership interests of RT Tampa Franchise, LP (“RT Tampa”), thereby increasing its ownership to 100% of partnership interests. RT Tampa, previously a franchise partnership with 25 units in Florida, was acquired for a total purchase price of $10.7 million, of which $8.0 million was paid in cash. Our condensed consolidated financial statements reflect the results of operations of these acquired restaurants subsequent to the date of acquisition. This transaction was accounted for as a step acquisition using the purchase method as defined in FASB statement No. 141, “Business Combinations.” The purchase price was allocated to the fair value of property and equipment of $15.4 million, goodwill of $3.7 million, long-term debt and capital leases of $8.1 million, and other net current liabilities of $0.3 million. RT Tampa had total debt and capital leases totaling $18.5 million at the time of the acquisition, including a note payable to RTI with an outstanding balance of $2.3 million. In addition to recording the amounts discussed above, RTI reclassified its investment in RT Tampa to account for the remainder of the assets and liabilities of RT Tampa, which are now fully recorded within the condensed consolidated financial statements of RTI.

In addition, for the same reasons noted above, the Company, through its subsidiaries, also acquired the remaining 99% of the member interests of RT New York Franchise, LLC (“RT New York”) in September 2004 for a total purchase price of $1.1 million, of which $0.2 million was paid in cash, thereby increasing its ownership to 100% of the member interests. RT New York had debt and capital leases totaling $7.4 million at the time of the acquisition, including a note payable to RTI with an outstanding balance of $0.7 million. RT New York previously operated nine units in the Buffalo, New York area, and the transaction brought RTI’s ownership interest in RT New York to 100%, as RTI already owned 1% of the member interests. The purchase price of $1.1 million was allocated to the fair value of property and equipment of $7.8 million, goodwill of $0.4 million, long-term debt and capital leases of $6.7 million, and other net current liabilities of $0.4 million.

In November 2004, RTI, through its subsidiaries, acquired the remaining 99% of the member interests of RT Northern California Franchise, LLC (“RT Northern California”), thereby increasing its ownership to 100% of the member interests. RT Northern California, a franchise partnership with just one unit, was acquired for a purchase price of $54,000, of which $35,000 was paid in cash. The purchase price was allocated to the fair value of property and equipment of $1.0 million, goodwill of $0.5 million, and long-term debt of $2.0 million. Because the amount of debt anticipated to be recorded by RTI upon completion of the acquisition was expected to exceed the fair value of the assets to be acquired, RTI recorded a loss on guarantee of debt of $0.5 million in the first fiscal quarter.

These acquisitions in total increased earnings per share by less than one cent for the twenty-six weeks ended March 1, 2005 (the periods following the acquisitions).

In October 2004, RTI sold its 50% and 1% ownership interests in RT Northern Illinois Franchise, LLC (“RT Northern Illinois”) and RT Chicago Franchise, LLC (“RT Chicago”), respectively, to RT Midwest Holdings, LLC (“RT Midwest”) for $1.8 million in cash. As a result of this sale, which resulted in a gain of $1.0 million, RT Northern Illinois and RT Chicago were converted from franchise partnership entities to traditional domestic franchise entities with 100% of their equity held by RT Midwest. RT Midwest also holds 100% of the equity in RT Iowa Franchise, LLC (“RT Iowa”), which was already a traditional domestic franchise entity. As part of this transaction, RT Midwest paid off all amounts outstanding under RT Chicago’s and RT Northern Illinois’ revolving credit facilities, which had been partially guaranteed by RTI. RTI provides no guarantees of the third party debt of RT Midwest or any of its subsidiaries or affiliates.

As of March 1, 2005, we held a 50% equity interest in each of 11 franchise partnerships which collectively operated 108 Ruby Tuesday restaurants. We apply the equity method of accounting to all 50%-owned franchise partnerships. Also, as of March 1, 2005, we held a 1% equity interest in each of eight franchise partnerships which collectively operated 50 restaurants and no equity interest in various traditional domestic and international franchises which collectively operated 67 restaurants.

See Note L to the Condensed Consolidated Financial Statements for a discussion of our franchise partnership working capital credit facility and our related guarantees.

NOTE G – LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

	March 1, 2005	June 1, 2004
Revolving credit facility	$ 36,800	$ 12,300
Unsecured senior notes:
Series A, due April 2010	85,000	85,000
Series B, due April 2013	65,000	65,000
Mortgage loan obligations	22,960	6,305
Capital lease obligations	530	--
	210,290	168,605
Less current maturities	2,038	518
	$208,252	$168,087

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

On November 19, 2004, RTI entered into a five-year revolving credit agreement (the “Credit Facility”) under which we may borrow up to $200.0 million with the option to increase the facility by up to $100.0 million to a total of $300.0 million or reduce the amount of the facility. The Credit Facility, which was obtained for general corporate purposes, amended and restated a previous five-year facility that was set to expire in October 2005. The terms of the Credit Facility provide for a $20.0 million swingline sub-commitment and a $40.0 million sub-limit for letters of credit. RTI borrowed $75.0 million under the Credit Facility to pay off borrowings outstanding under the previous facility. Fees and expenses incurred in connection with the refinancing were paid from cash on hand. Additionally, new letters of credit of $12.1 million were obtained to replace those outstanding under the previous facility. The Credit Facility will mature on November 19, 2009.

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

Under the terms of the Credit Facility, we had borrowings of $36.8 million with an associated floating rate of interest of 3.35% at March 1, 2005. As of June 1, 2004, we had $12.3 million outstanding with an associated floating rate of interest of 2.14%. After consideration of letters of credit outstanding, the Company had $149.9 million available under the Credit Facility as of March 1, 2005.

Both the Credit Facility and the notes issued in the Private Placement contain various restrictions, including limitations on additional debt, the payment of dividends and limitations regarding funded debt, minimum net worth, and minimum fixed charge coverage ratio.

As discussed in Note F, in September 2004, RTI acquired, through its subsidiaries, the remaining limited partner interests and member interests in RT Tampa and RT New York, respectively, including the related long-term debt and capital leases associated with these franchise partnerships.

In conjunction with these acquisitions, RTI recorded mortgage loan and capital lease obligations to third party lenders as of the acquisition dates totaling $22.9 million. This debt was comprised of varying amounts due to four different lenders. Included in these amounts were notes totaling $3.7 million which were retired subsequent to the acquisition. The debt remaining consisted of individual fixed and variable rate mortgage loans secured by the associated properties. The variable rate notes, which totaled $10.4 million as of March 1, 2005, had associated interest rates ranging from 5.49% to 6.49%. The fixed rate notes, which totaled $7.5 million at March 1, 2005, had associated rates ranging from 8.60% to 10.08%. In addition to the notes mentioned above, RTI acquired certain 9.02% fixed rate capital leases from RT Tampa and RT New York which had outstanding balances totaling $0.4 million at March 1, 2005.

In addition $4.9 million remains outstanding at March 1, 2005 on a 8.64% fixed rate mortgage loan obligation arising from the acquisition of a franchise partnership in Arizona during fiscal 2001. This loan is secured by the restaurants that were acquired.

NOTE H – PROPERTY, EQUIPMENT AND LEASES

Property and equipment, net, is comprised of the following (in thousands):

	March 1, 2005	June 1, 2004
		(as restated)
Land	$ 154,941	$ 129,153
Buildings	323,889	278,793
Improvements	336,365	308,226
Restaurant equipment	241,166	219,399
Other equipment	84,341	79,092
Construction in progress	73,996	64,957
	1,214,698	1,079,620
Less accumulated depreciation and amortization	352,261	312,797
	$ 862,437	$ 766,823

As discussed in Note F, in September 2004, RTI, through subsidiaries, acquired the remaining limited partner interests and member interests in RT Tampa and RT New York, respectively. RTI, through its subsidiaries, acquired the remaining member interests in RT Northern California in November 2004. In connection with these acquisitions, RTI recorded the property and equipment, and related obligations under operating and capital leases associated with these franchise partnerships. Among the restaurants which RT Tampa and RT New York leased were several which had been sub-leased from RTI.

Approximately 45% of our restaurants are located on owned property. The remaining restaurants are located on leased properties. Of those, approximately half are land leases only, the other half are for both land and building. The initial terms of these leases expire at various dates over the next 20 years. These leases may also contain required increases in rent at varying times during the lease terms and have options to extend the terms of the leases at rates that are included in the original lease agreement.

As discussed further in Note B, prior to the second quarter of our current fiscal year, it had been our policy to depreciate our property and equipment, including assets located on leased properties, over the estimated useful lives of those assets. In some cases, these assets on leased properties were depreciated over a period of time which included both the initial term of the lease and one or more option periods. In December 2004, the Company revised its computation of straight-line rent to include certain option periods where failure to exercise such options would result in an economic penalty. As a result, the Company concluded that rent expense was cumulatively understated by $5.0 million as of November 30, 2004. Further, on various occasions since fiscal 1998, the Company sold restaurants, including restaurants on leased properties, to franchisees and to SRG. In all cases, the franchise or SRG assumed responsibility for payment of all remaining Company lease obligations to the landlords through sublease agreements. With each sale of restaurants, the Company wrote off its deferred escalating minimum rent liabilities; however, we remained primarily liable on many of the lease obligations. In reviewing these leases and subleases, we concluded that the deferred escalating minimum rent liabilities should have remained on our consolidated balance sheets, and we should have partially offset those liabilities with straight-lined rents receivable from the franchisees or SRG. The impact of this prior practice is that rent expense was cumulatively understated by $2.5 million as of November 30, 2004.

During the third quarter of our current fiscal year (also discussed further in Note B), following review of the SEC Letter, we began to undertake a review of our fixed asset registers in order to determine the extent to which landlord construction allowances remained recorded as contra-assets. As a result of that review, contra-assets with a net book value of $11.1 million and $13.5 million as of March 1, 2005 and June 1, 2004, respectively, were reclassified to deferred escalating minimum rent in accordance with the views expressed by the SEC that the improvements made by a lessee that are funded by the lessor should be recorded by the lessee as leasehold improvement assets, and amortized over the shorter of their economic life or the lease term and that the incentives should be recorded as deferred escalating minimum rent and amortized as reductions in rent expense over the lease term. An additional liability of $2.9 million and $3.6 million was recorded as of March 1, 2005 and June 1, 2004, respectively, to deferred escalating minimum rent representing the amount of landlord incentives received on former Ruby Tuesday company-owned units now subleased to others.

Further, also as a result of the views expressed in the SEC Letter, we determined that a liability totaling $7.1 million and $7.2 million should be recorded as of March 1, 2005 and June 1, 2004, respectively, to reflect the increase in deferred escalating minimum rent associated with the recording of rent holidays, viewed to be the period of time when RTI takes control and possession (generally the beginning of construction) of the leased property. RTI had previously begun to record rent expense upon the earlier of the commencement of actual cash payments or the opening of the leased unit.

As a result of these corrections, RTI will amend its previously filed Form 10-K for the fiscal year ended June 1, 2004 and Form 10-Q’s for the first two quarters of fiscal 2005 to restate prior periods.

NOTE I – OTHER DEFERRED LIABILITIES

Other deferred liabilities at March 1, 2005 and June 1, 2004 included $22.7 million and $20.5 million, respectively, for the liability due to participants in our Deferred Compensation Plan and $18.6 million and $17.5 million, respectively, for the liability due to participants of the Company’s Executive Supplemental Pension Plan.

NOTE J – COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America. Total comprehensive income for the 13 and 39 weeks ended March 1, 2005 and March 2, 2004 were as follows (in thousands):

	Thirteen weeks ended
	March 1, 2005	March 2, 2004
		(as restated)
Net income	$27,540	$ 32,292
Other comprehensive income:
Unrecognized gain on interest rate swaps:
Change in current period market value	--	--
Losses reclassified into the condensed consolidated
statement of income, net of tax	--	--
Minimum pension liability adjustment,
net of tax	629	(57)
Total comprehensive income	$28,169	$ 32,235

	Thirty-nine weeks ended
	March 1, 2005	March 2, 2004
		(as restated)
Net income	$76,341	$ 79,018
Other comprehensive income:
Unrecognized gain on interest rate swaps:
Change in current period market value	--	20
Losses reclassified into the condensed consolidated
statement of income, net of tax	--	600
Minimum pension liability adjustment,
net of tax	629	(1,702)
Total comprehensive income	$76,970	$ 77,936

NOTE K – PENSION AND POSTRETIREMENT MEDICAL AND LIFE BENEFIT PLANS

We sponsor three defined benefit pension plans for active employees and offer certain postretirement benefits for retirees.  A summary of each of these plans is presented below.

Retirement Plan
RTI, along with Morrison Fresh Cooking, Inc. (“MFC”), which was subsequently purchased by Piccadilly Cafeterias, Inc.; (“Piccadilly”), and Morrison Health Care, Inc. (“MHC”), which was subsequently purchased by Compass Group, PLC; (“Compass”), have sponsored the Morrison Restaurants Inc. Retirement Plan (the “Retirement Plan”). Effective December 31, 1987, the Retirement Plan was amended so that no additional benefits would accrue and no new participants may enter the Retirement Plan after that date. Participants receive benefits based upon salary and length of service. Certain responsibilities involving the administration of the Retirement Plan have been until recently jointly shared by each of the three companies.

On October 29, 2003, Piccadilly announced that it had filed for Chapter 11 protection in the United States Bankruptcy Court.  Piccadilly withdrew as a sponsor of the Retirement Plan, with court approval, on March 4, 2004.  See Note L to the Condensed Consolidated Financial Statements for further discussion of the Piccadilly bankruptcy, including the subsequent sale of Piccadilly, and its impact on our defined benefit pension plans.

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

For each of the retirement plans discussed above, RTI has accrued certain liabilities on behalf of certain Piccadilly participants relative to these plans. The ultimate amount of Piccadilly liability which RTI will absorb relative to all three defined benefit pension plans will be determined upon the completion of Piccadilly’s bankruptcy settlement.  This amount could be higher or lower than the amounts accrued based on management’s estimate. See Note L to the Condensed Consolidated Financial Statements for more information.

Postretirement Medical and Life Insurance Benefits
Our postretirement medical and life insurance benefits plans provide medical benefits to substantially all retired employees and life insurance benefits to certain retirees. The medical plan contains retiree cost sharing provisions that are more substantial for employees who retired after January 1, 1990.

The following tables detail the components of net periodic benefit costs and the amounts recognized in our Condensed Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the “Pension Plans”) and the postretirement medical and life insurance benefits plans (in thousands):

	Pension Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	March 1, 2005	March 2, 2004	March 1, 2005	March 2, 2004
Service cost	$ 95	$ 67	$ 286	$ 201
Interest cost	547	449	1,640	1,350
Expected return on plan assets	(129)	(59)	(387)	(179)
Amortization of transition obligation	13	13	40	40
Amortization of prior service cost	82	16	245	49
Recognized actuarial loss	261	268	784	801
Net periodic benefit cost	$ 869	$ 754	$ 2,608	$ 2,262

	Postretirement Medical and Life Insurance Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	March 1, 2005	March 2, 2004	March 1, 2005	March 2, 2004
Service cost	$ 4	$ 4	$ 10	$ 10
Interest cost	16	18	50	55
Amortization of prior service cost	(4)	(1)	(12)	(5)
Recognized actuarial loss	10	8	29	27
Net periodic benefit cost	$ 26	$ 29	$ 77	$ 87

Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

As disclosed in our Form 10-K for fiscal 2004, we are required to make contributions to the Retirement Plan in fiscal 2005. We made contributions in the amount of $1.2 million to the Retirement Plan during the 39 weeks ended March 1, 2005. We expect to make contributions of $0.9 million for the remainder of fiscal 2005, $0.3 million of which will relate to Piccadilly.

NOTE L – GUARANTEES

At March 1, 2005, we had certain third party guarantees, described below, which primarily arose in connection with our franchising and divestiture activities. The majority of these guarantees expire through fiscal 2013. The Company may be required to perform under these guarantees in the event that a third party fails to make contractual payments or, in the case of franchise partnership debt guarantees, fails to achieve certain performance measures.

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

Under the Franchise Development Facility, qualifying franchise partnerships may collectively borrow up to $20 million for new restaurant development.  The Company will partially guarantee amounts borrowed under the Franchise Development Facility.  The Franchise Development Facility has a three-year term that will expire on July 1, 2007, although any guarantees outstanding at that time will survive the expiration of the arrangement.  Should payments be required under the Franchise Development Facility, RTI has rights to acquire the operating restaurants after the third party debt is paid.  The Company does not anticipate entering into any future franchise partnership guarantee programs.

As discussed in Note F, during our second quarter of fiscal 2005, RTI acquired the remaining membership interests of three franchise partnerships and two other franchise partnerships were converted into traditional franchises, which, along with one existing traditional franchisee, are now under common control. All amounts outstanding under programs partially guaranteed by RTI were settled as part of the individual transactions.

As of March 1, 2005, the amounts guaranteed under the Franchise Facility, the Cancelled Facility and the Franchise Development Facility were $19.2 million, $1.1 million and $0.6 million, respectively. Unless extended, guarantees under these programs will expire at various dates from March 2005 through September 2012. To our knowledge, all of the franchise partnerships are current in the payment of their obligations due under these credit facilities. We have recorded a liability totaling $0.6 million related to the $19.9 million of these guarantees which originated or were modified after the effective date of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This amount was determined based on amounts to be received from the franchise partnerships as consideration for the guarantees. We believe these amounts approximate the fair value of the guarantees.

Divestiture Guarantees

During fiscal 1996, our shareholders approved the distribution (the “Distribution”) of our family dining restaurant business, MFC, and our health care food and nutrition services business, MHC. Subsequently, Piccadilly acquired MFC and Compass acquired MHC. Prior to the Distribution, we entered into various guarantee agreements with both MFC and MHC, most of which have expired. We do remain contingently liable for (1) payments to MFC and MHC employees retiring under (a) the versions of the Management Retirement Plan and the Executive Supplemental Pension Plan (the two non-qualified defined benefit plans), in effect as of the date of the Distribution, for the accrued benefits earned by those participants as of March 1996, and (b) funding obligations under the Retirement Plan maintained by MFC and MHC following the Distribution (the qualified plan), and (2) payments due on certain workers’ compensation and general liability claims. As payments are required under these guarantees, RTI is to divide the amounts due equally with the other non-defaulting entity (MFC or MHC).

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

In addition, on March 4, 2004, Piccadilly withdrew as a sponsor of the Retirement Plan with the approval of the bankruptcy court. Because RTI and MHC are the remaining sponsors of the Retirement Plan, they are jointly and severally required to make contributions to the Retirement Plan in such amounts as are necessary to satisfy all benefit obligations under the Retirement Plan.

On March 10, 2004, we filed a claim against Piccadilly in the bankruptcy proceeding in the amount of approximately $6.2 million. Subsequently, the Company entered into a settlement agreement under which we agreed to accept a $5.0 million unsecured claim in exchange for the creditors’ committee agreement to allow such claim. This settlement agreement was approved by the bankruptcy court on October 21, 2004.

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

Also during fiscal 2004 and the first three quarters of fiscal 2005, we made payments totaling $0.6 million and $0.3 million, respectively, to the Retirement Plan trust on behalf of employees of MFC. Our ultimate recovery in the bankruptcy proceeding and our ultimate liability related to the retirement plans’ divestiture guarantees may be higher or lower based on various factors, including the level of funds distributed to Piccadilly’s unsecured creditors as part of the bankruptcy proceeding. Although the Company hopes to receive full payment for its claim, the final amount of the recovery is not known at this time.

In partial settlement of the Piccadilly bankruptcy, RTI received $1.0 million during the third quarter of fiscal 2005. Although the Company hopes to recover an additional amount upon final settlement of the bankruptcy, further recovery is not expected during the current fiscal year, and no further recovery has been recorded in our condensed consolidated financial statements.

As noted above, we are, along with MHC, also contingently liable for certain workers’ compensation and general liability claims (estimated to be $0.1 million). Additionally, we may be, along with MHC, subject to claims, although no such claims have been made and we believe it unlikely that we would be liable should such claims be made, for payments due to certain pre-Distribution lessors of MFC. The actual amount of these and the other contingent liabilities, and any loss to be recorded by RTI, will depend on several factors including, without limitation, the current status of MFC’s pre-Distribution leased properties, the current employment and benefit status of MFC’s pre-Distribution employees, and whether MHC makes any contributing payments it may be required to make. Although the ultimate amount of these contingent liabilities cannot be determined at this time, we believe that such liability will not have a material adverse effect on our operations, financial condition or liquidity.

We estimated our divestiture guarantees related to MHC at March 1, 2005 to be $5.0 million for employee benefit plans and $0.2 million for the workers’ compensation and general liability claims. In addition, we remain contingently liable for MFC’s portion (estimated to be $3.6 million) of the employee benefit plan and workers’ compensation obligations and general liability claims for which MHC is currently responsible under the divestiture guarantee agreements. We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

General:

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI” or the “Company”), owns and operates Ruby Tuesday® casual dining restaurants. We also franchise the Ruby Tuesday concept in selected domestic and international markets.  As of March 1, 2005, we owned and operated 552, and franchised 225, Ruby Tuesday restaurants. Ruby Tuesday restaurants can now be found in 42 states, the District of Columbia, 12 foreign countries, and Puerto Rico.

Casual dining, the segment of the restaurant industry in which RTI operates, is intensely competitive with respect to prices, services, locations and the types and quality of food.  We compete with other food service operations, including locally-owned restaurants, and other national and regional restaurant chains that offer the same or similar types of services and products as we do.  Our industry is often affected by changes in consumer tastes, national, regional or local conditions, demographic trends, traffic patterns, and the types, numbers and locations of competing restaurants as well as overall marketing efforts.  There also is significant competition in the restaurant industry for management personnel and for attractive commercial real estate sites suitable for restaurants.

Our historical results have been achieved by using a blend of factors, including the following:

  providing casual food in a fun atmosphere for a reasonable price;
  being operationally focused;
  opening profitable units;
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

As discussed further in Note B to the Condensed Consolidated Financial Statements, the Company recently reviewed its lease and sublease accounting and determined that it was appropriate to restate consolidated financial statements for the fiscal years 2002 through 2004 by amending its latest Form 10-K, and for the first and second quarters of fiscal 2005 by amending the associated Forms 10-Q. These restatement adjustments relate to lease accounting matters, including those discussed in the SEC Letter. In the SEC Letter, the SEC expressed its views on the amortization of leasehold improvements, rent holidays and landlord/tenant incentives.

The impact of the restatement to the condensed consolidated statements of income for the 13- and 39- week periods ended March 2, 2004 and the consolidated balance sheet as of June 1, 2004 is presented in Note B to the Condensed Consolidated Financial Statements. As a result of the entries, rent expense, which is included in Other Restaurant Operating Costs in our consolidated statements of income, decreased $2.8 million, $3.5 million, and $3.2 million for fiscal years 2004, 2003, and 2002, respectively. Depreciation expense for those same periods increased $3.1 million, $3.1 million, and $3.0 million, respectively. The restatement had no impact on previously reported diluted earnings per share for fiscal years 2004 and 2003, but due to rounding, did increase reported fiscal 2002 diluted earnings per share by $0.01 to $0.89. The restatement had no impact on our previously reported revenue, cash balances or compliance with debt covenants.

The following is an overview of our results of operations for the 13- and 39-week periods ended March 1, 2005 (after consideration of the restatement adjustments discussed above).

Net income decreased 14.5% to $27.6 million, or $0.42 per share – diluted, for the 13 weeks ended March 1, 2005 compared to $32.3 million, or $0.48 per share – diluted, for the same quarter of the previous year.

During the 13 weeks ended March 1, 2005:

  11 Company-owned Ruby Tuesday restaurants were opened and three were closed;
  eight franchise restaurants were opened and four were closed;
  same store sales at Company-owned units fell 8.0%; and
  the Company continued its transition from marketing efforts centered predominantly around couponing to efforts focused primarily on television and other similar forms of advertising.

Net income decreased 3.4% to $76.3 million, or $1.16 per share – diluted, for the 39 weeks ended March 1, 2005 compared to $79.0 million, or $1.18 per share – diluted, for the same period in fiscal 2004.

Results of Operations:

The following table sets forth selected restaurant operating data as a percentage of total revenue, except where otherwise noted, for the periods indicated. All information is derived from our Condensed Consolidated Financial Statements included in this Form 10-Q.

	Thirteen weeks ended		Thirty-nine weeks ended
	March 1, 2005	March 2, 2004	March 1, 2005	March 2, 2004
		(as restated)		(as restated)
Revenue:
Restaurant sales and operating revenue	98.8%	98.3%	98.5%	98.3%
Franchise revenue	1.2	1.7	1.5	1.7
Total revenue	100.0	100.0	100.0	100.0
Operating costs and expenses:
Cost of merchandise (1)	26.0	25.3	25.9	25.6
Payroll and related costs (1)	30.9	30.7	31.1	31.5
Other restaurant operating costs (1)	17.0	16.2	17.2	16.5
Depreciation and amortization (1)	5.9	5.5	6.1	5.6
Selling, general and administrative, net	6.9	5.8	6.4	6.1
Equity in losses (earnings) of
unconsolidated franchises	(0.3)	(1.0)	(0.3)	(0.5)
Interest expense, net	0.5	0.3	0.4	0.4
Income before income taxes	14.1	18.5	14.3	16.0
Provision for income taxes	4.6	6.6	4.9	5.7
Net income	9.5%	11.9%	9.4%	10.3%

(1)	As a percentage of restaurant sales and operating revenue.

The following table shows year-to-date Company-owned and franchised restaurant openings and closings, and total restaurants as of the end of the third quarter of fiscal 2005.

	Year-to-date Openings			Year-to-date Closings			Total Open at End of Third Quarter
	Fiscal 2005		Fiscal 2004	Fiscal 2005		Fiscal 2004	Fiscal 2005	Fiscal 2004
Company-owned	72	*	37	4		3	552	474
Franchise	17		30	44	*	3	225	244

*Includes 35 units acquired by RTI from franchisees in the second quarter of fiscal 2005.

We estimate that approximately 18 additional Company-owned Ruby Tuesday restaurants will be opened during the remainder of fiscal 2005. See the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of how we expect to finance the development of these new restaurants as well as the restaurants we expect to open in subsequent fiscal years.

We expect our domestic and international franchisees to also open approximately 10 to 14 Ruby Tuesday restaurants during the remainder of fiscal 2005.

Revenue

RTI’s restaurant sales and operating revenue for the 13 weeks ended March 1, 2005 increased $19.1 million (7.2%) to $285.6 million compared to the same period of the prior year. This increase primarily resulted from a net addition of 78 units (a 16.5% increase) over the prior year, offset by an 8.0% decrease in same store sales. The net addition of 78 units includes 35 units acquired by RTI from franchisees during the second quarter of the current fiscal year. Management attributes the decrease in same store sales to several factors primarily including a decreased use of coupons, a lack of advertising and promotional presence as compared to our competition, and inclement winter weather. Reductions in coupons were estimated to have contributed 2.0 – 3.0% of the same store sales decline. Coupon redemptions totaled $1.0 million for the 13 weeks ended March 1, 2005 compared to $4.1 million for the same period of the prior year. The reduction in coupon redemptions is a direct result of a management effort to transition the Company’s advertising focus to television and other forms of media. The initial television ads ran earlier in fiscal 2005 focused on raising brand awareness. During the third quarter of the current fiscal year, the Company began running ads with a more direct call-to-action. These ads, which featured a seafood promotion, were run in conjunction with a January menu rollout.

The January menu, based on market research, has been deemed by management as being well received, based on improved ratings in the seven key attributes upon which the Company judges performance.

Franchise revenue totaled $3.6 million for the 13 weeks ended March 1, 2005, as compared to $4.5 million for the same quarter in the prior year. Franchise revenue is predominately comprised of domestic and international royalties, which totaled $3.4 million and $4.3 million for the 13-week periods ended March 1, 2005 and March 2, 2004, respectively. This decrease was due in part to the acquisition of three franchise entities which combined owned 35 units during the second quarter. See Note F to the condensed consolidated financial statements for more information. Same store sales for domestic franchise Ruby Tuesday restaurants decreased 8.4% in the third quarter of fiscal 2005.

For the 39 weeks ended March 1, 2005, sales at Company-owned restaurants increased $49.9 million (6.6%) to $803.1 million. This increase primarily resulted from that same net addition of 78 units (16.5%), partially offset by a 6.5% decrease in same store sales for the 39-week period ended March 1, 2005. Coupon redemptions totaled $9.8 million for the 39 weeks ended March 1, 2005 compared to $14.8 million for the same period of the prior year. For the 39-week period ended March 1, 2005, franchise revenues were $11.8 million, compared to $12.6 million for the same period in the prior year. Domestic and international royalties totaled $11.2 million and $11.5 million for the 39-week periods ending March 1, 2005 and March 2, 2004, respectively.

Pre-tax Income

Pre-tax income decreased by $9.3 million to $40.8 million (an 18.5% decrease) for the 13 weeks ended March 1, 2005, as compared to the corresponding period of the prior year. This decrease is primarily due to a decrease of 8.0% in same store sales at Company-owned restaurants combined with increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of cost of merchandise, payroll and related costs, other restaurant operating costs, depreciation and amortization, selling, general and administrative expenses, net, and interest expense, net, coupled with decreased income from our equity in earnings of unconsolidated franchises. These higher costs were offset by the increase in the number of units.

For the 39-week period ended March 1, 2005, pre-tax income was $116.4 million, a $6.3 million (5.1%) decrease over the corresponding period of the prior year. The decrease was due to increases, as a percentage of Company restaurant sales and operating revenue, of cost of merchandise, other restaurant operating costs, depreciation and amortization, and selling, general and administrative expenses, net, offset by increases in unit growth and a reduction, as a percentage of restaurant sales and operating revenue, of payroll and related costs. In the paragraphs which follow, we discuss in more detail the components of the decreases in pre-tax income for the 13- and 39-week periods ended March 1, 2005, as compared to the comparable periods in the prior year.

Cost of Merchandise

Cost of merchandise increased $6.8 million (10.1%) to $74.2 million for the 13 weeks ended March 1, 2005, over the corresponding period of the prior year. As a percentage of restaurant sales and operating revenue, cost of merchandise increased from 25.3% to 26.0% for the 13 weeks ended March 1, 2005.

For the 39-week period ended March 1, 2005, cost of merchandise increased $15.3 million (7.9%) to $208.3 million over the corresponding period of the prior year. As a percentage of Company restaurant sales, the cost of merchandise increased from 25.6% to 25.9% for the 39 weeks ended March 1, 2005.

The increase for both the 13- and 39-week periods as a percentage of restaurant sales and operating revenue is primarily due to an increase in portion sizes for certain items as well as a shift to a new product for items such as chicken breasts, chicken tenders, ribs and mashed potatoes, and the addition of new menu items, such as stackers and coconut shrimp, in the current year. This increase was partially offset by a benefit gained by purchasing bulk produce versus local produce and by the impact of decreased coupon redemptions as redemptions (which are netted out of revenue) in the current fiscal year were $5.0 million lower than those of the corresponding prior year 39-week period.

Payroll and Related Costs

Payroll and related costs increased $6.3 million (7.7%) for the 13 weeks ended March 1, 2005, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, payroll and related costs increased from 30.7% to 30.9%.

For the 39-week period ended March 1, 2005, payroll and related costs increased $12.0 million (5.0%) as compared to the corresponding period in the prior year. As a percentage of Company restaurant sales, payroll and related costs decreased from 31.5% to 31.1%.

The increase for the 13-week period as a percentage of restaurant sales and operating revenue is due to the impact of increased management labor coupled with lower average unit volumes. Offsetting this increase were labor cost efficiencies resulting from improved tracking of hourly employees and changes to the salad bar attendant position by adding guest service responsibilities to the position and providing an incentive to the attendant to enhance guest experience and the salad bar appearance through the sharing of tips.

Approximately half of the decrease for the 39-week period ended March 1, 2005 as a percentage of restaurant sales and operating revenue is due to coupons as redemptions in the current fiscal year were $5.0 million lower than those of the corresponding prior year 39-week period. The remaining decrease is due to labor efficiencies achieved from improved tracking of hourly employees and changes to the salad bar attendant position as discussed above.

Other Restaurant Operating Costs

Other restaurant operating costs increased $5.4 million (12.6%) for the 13-week period ended March 1, 2005, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, these costs increased from 16.2% to 17.0%.

For the 39-week period ended March 1, 2005, other restaurant operating costs increased $14.2 million (11.5%) as compared to the corresponding period in the prior year. As a percentage of Company restaurant sales, these costs increased from 16.5% to 17.2%.

The increase for the 13-week period as a percentage of restaurant sales and operating revenue is due to higher utility costs including electricity and natural gas, and closing expenses due to the combination of a current year increase resulting from adverse experience on a subleased unit coupled with a favorable settlement in the prior year.

The increase for the 39-week period as a percentage of restaurant sales and operating revenue is due to the higher utility costs as described above, coupled with a loss recorded in our first fiscal quarter for a guarantee of the RT Northern California revolving credit facility, offset by a $1.0 million gain resulting from the sale of our 50% interest in RT Northern Illinois to RT Midwest during the second quarter of fiscal 2005.

The percentage increases for both the 13- and 39-week periods are also attributable to lower same-store sales as rent and certain other lease-related costs are somewhat fixed in nature.

Depreciation and Amortization

Depreciation and amortization increased $2.2 million (15.2%) for the 13-week period ended March 1, 2005, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, these expenses increased from 5.5% to 5.9%.

For the 39-week period ended March 1, 2005, depreciation and amortization expense increased $6.9 million (16.3%) as compared to the corresponding period in the prior year. As a percentage of Company restaurant sales, these expenses increased from 5.6% to 6.1%.

The increases for both the 13- and 39-week periods are primarily due to lower average unit volumes due to the decrease in same store sales, depreciation for new units and accelerated depreciation on eight units expected to be closed at the end of their lease terms. Three of the eight units with accelerated depreciation closed during the fiscal quarter ended March 1, 2005. The increase in depreciation as a percentage of restaurant sales and operating revenue is also attributable to lower sales due to the fixed nature of the costs.

Selling, General and Administrative Expenses, Net

Selling, general and administrative expenses, net of support service fee income totaling $3.7 million, increased $4.3 million (27.5%) for the 13-week period ended March 1, 2005, as compared to the corresponding period in the prior year. As a percentage of total operating revenue, these expenses increased from 5.8% to 6.9%.

Selling, general and administrative expenses, net of support service fee income totaling $11.7 million, increased $5.7 million (12.2%) for the 39-week period ended March 1, 2005, as compared to the corresponding period in the prior year. As a percentage of total operating revenue, these expenses increased from 6.1% to 6.4%.

The increases for both the 13- and 39-week periods are primarily due to higher advertising expenditures as RTI transitions towards television advertising as its primary form of marketing with less emphasis on the use of coupons (which are recorded as a reduction of restaurant revenues), offset by a decrease in the bonus accrual to adjust for lower expected bonuses. The transition towards television advertising began during the second quarter.

Equity in Earnings of Unconsolidated Franchises

Equity in the earnings of unconsolidated franchises decreased $1.8 million from $2.6 million in earnings to $0.8 million in earnings, for the 13 weeks ended March 1, 2005, as compared to the corresponding period in the prior year. This decrease is primarily due to RTI’s acquisition of the RT Tampa franchise, coupled with the sale of our 50% ownership interest in the RT Northern Illinois franchise. For the 39-week period ended March 1, 2005, equity in earnings of unconsolidated franchises decreased $1.5 million as compared to the corresponding period of the prior year, primarily due to RTI’s acquisition of RT Tampa during the second fiscal quarter, coupled with the sale of our 50% ownership interest in RT Northern Illinois and lower same store sales for certain of our 50% owned franchise partnerships during the year. As of March 1, 2005, we held 50% equity investments in each of 11 franchise partnerships which collectively operated 108 Ruby Tuesday restaurants. As of March 2, 2004, we held 50% equity investments in each of 13 franchise partnerships which then collectively operated 134 Ruby Tuesday restaurants.

Interest Expense, Net

Net interest expense increased $0.6 million for the 13-week period ended March 1, 2005, as compared to the corresponding period of the prior year, primarily due to higher average debt in the current year fiscal quarter as compared to the same period of the prior fiscal year as a result of the acquisition of three franchisees and higher stock repurchases in the current fiscal year. Net interest expense decreased $0.2 million for the 39-week period ended March 1, 2005, as compared to the corresponding period in the prior year, primarily due to lower debt levels in the first quarter of fiscal 2005 as compared to the corresponding period of the prior year coupled with a decrease in interest related to Company-owned life insurance policies which were paid off in fiscal 2004. See “Borrowings and Credit Facilities” for more information.

Provision for Income Taxes

The effective tax rate for the current quarter was 32.6%, down from 35.6% for the same period of the prior year. The effective tax rate was 34.4% for the 39-week period ended March 1, 2005, as compared to 35.6% for the corresponding period of the prior year. The decrease in the effective tax rates primarily resulted from a greater impact from tax credits, due, in part, to lower pre-tax income.

Critical Accounting Policies:

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make subjective and complex judgments that may affect the reported financial condition and results of operations. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  We continually evaluate the information used to make these estimates as our business and the economic environment changes.

We believe that of all of our significant accounting policies, the following policies may involve a higher degree of judgment and complexity.

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

Restaurants open for less than five quarters are considered new and are excluded from our impairment review. We believe this approach provides sufficient time to establish the presence of the restaurant in the market and build a customer base. Approximately 12% of our restaurants have been open for less than five quarters and have not been evaluated for potential impairment.

If a restaurant that has been open for at least five quarters shows negative cash flow results, we prepare a plan to reverse the negative performance. Under our policies, recurring or projected annual negative cash flow signals a potential impairment. Both qualitative and quantitative information are considered when evaluating for potential impairments. The amount of impairment loss recognized is based on the difference between discounted projected cash flows (in the case of some negative cash flow restaurants only salvage value is used) and the current net book value. Prior to the second quarter of this fiscal year, we had not had more than eight open units with rolling 12 month negative cash flows during the previous year. Quarterly same store sales changes during that same period of time ranged from negative 2.7% to positive 4.1%. Despite the fall of same store sales during the second and third quarters of the current fiscal year to (8.6%) and (8.0)%, respectively, at March 1, 2005 we had just nine restaurants with rolling 12 month negative cash flow. Of these nine units, only two have consistently had an annual negative cash flow amount in excess of $50,000. We recorded an impairment on one of these units in the second quarter of fiscal 2005, and following our most recent review of plans to reverse negative cash flows at the other unit, we recorded a $0.2 million impairment on it during the third quarter of this fiscal year. We reviewed the plans to reverse negative cash flows at each of the other seven units with negative cash flows for the 12 months ended March 1, 2005 and concluded that no impairment existed. The combined 12 month cash flow loss at the other seven units was approximately $0.3 million. Should sales at these seven and other units not improve within a reasonable period of time, further impairment charges are possible. Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs, salvage value, and sublease income. Accordingly, actual results could vary significantly from our estimates.

Allowance for Doubtful Notes and Interest Income

We follow a systematic methodology each quarter in our analysis of franchise and other notes receivable in order to estimate losses inherent at the balance sheet date. A detailed analysis of our loan portfolio involves reviewing the following information for each significant borrower:

  terms (including interest rate, original note date, payoff date, and principal and interest start dates);
  note amounts (including the original balance, current balance, associated debt guarantees, and total exposure); and
  other relevant information including whether the borrower is making timely interest, principal, royalty and support payments, the borrower’s debt coverage ratios, current financial condition, sales trends and additional borrowing capacity, and, as appropriate, management’s judgment about the quality of the borrower’s operations.

Based on the results of this analysis, the allowance for doubtful notes is adjusted as appropriate. No portion of the allowance for doubtful notes is allocated to guarantees. In the event that collection is deemed to be an issue, a number of actions to resolve the issue are possible, including the purchase of the franchised restaurants by us or a replacement of the franchisee, modification to the terms of payment of franchise fees or note obligations, or a restructuring of the borrower’s debt to better position the borrower to fulfill its obligations.

At March 1, 2005 the allowance for doubtful notes was $5.8 million, of which $0.3 million was assigned to notes not franchise related. Included in the allowance for doubtful notes is $3.6 million allocated to the $10.6 million of acquisition debt due from two franchisees believed to be currently in covenant default with certain of their third party debt. The debt believed to be in covenant default is not guaranteed by RTI. The Company believes that payments are being made by these franchisees in accordance with the terms of these debts and no actions have been proposed by the affected lenders at this time.

We recognize interest income on notes receivable when earned which sometimes precedes collection. A number of our franchise notes have, since the inception of these notes, allowed for the deferral of interest during the first one to three years. With one exception, all franchisees that issued outstanding notes to us are currently paying interest on these notes. It is our policy to cease accruing interest income and recognize interest on a cash basis when we determine that the collection of interest is doubtful. The same analysis noted above for doubtful notes is utilized in determining whether to cease recognizing interest income and thereafter record interest payments on the cash basis.

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

Income Tax Valuation Allowances and Tax Accruals

We record deferred tax assets for various items. As of March 1, 2005, we have concluded that it is more likely than not that the future tax deductions attributable to our deferred tax assets will be realized and therefore no valuation allowance has been provided.

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

Our working capital deficiency and current ratio as of March 1, 2005 were $48.0 million and 0.5:1, respectively. As is common in the restaurant industry, we carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset) and receivable and inventory levels generally are not significant.

Capital Expenditures

Property and equipment expenditures for the 39 weeks ended March 1, 2005 were $113.7 million which was $20.0 million less than cash provided by operating activities for the same period. Capital expenditures, primarily relating to new unit development, for the remainder of fiscal 2005 are projected to be approximately $50.0 to $55.0 million, which is approximately equal to projected cash provided by operating activities for the same period. In addition, in September 2004, we spent $8.2 million, plus assumed debt, to acquire, through our subsidiaries, the remaining member or limited partnership interests of RT New York, the upstate New York (Buffalo area) franchisee, RT Tampa, and RT Northern California. These acquisitions added 35 units to the Company. Further acquisitions, particularly from franchisees in the eastern United States, may occur either during fiscal 2005 or thereafter. To the extent capital expenditures have exceeded cash flow from operating activities, we have historically relied on cash provided by financing activities to fund our capital expenditures. See “Special Note Regarding Forward-Looking Information.”

Pension Plan Funded Status

RTI is a sponsor of the Morrison Restaurants Inc. Retirement Plan (the “Retirement Plan”), along with the two companies that were “spun-off” as a result of the fiscal 1996 “spin-off” transaction: Morrison Fresh Cooking, Inc. (“MFC”) (subsequently acquired by Piccadilly Cafeterias, Inc., or “Piccadilly”) and Morrison Health Care, Inc. (“MHC”) (subsequently acquired by Compass Group, PLC, or “Compass”). The Retirement Plan was established to provide retirement benefits to qualifying employees of Morrison Restaurants Inc. Under the Retirement Plan, participants are entitled to receive benefits based upon salary and length of service. The Retirement Plan was amended as of December 31, 1987, so that no additional benefits will accrue and no new participants will enter the Retirement Plan after that date. Until recently, certain responsibilities involving the administration of the Retirement Plan have been jointly shared by each of the three companies. Piccadilly withdrew as a sponsor of the Retirement Plan on March 4, 2004, with the approval of the bankruptcy court. The remaining sponsors are jointly and severally required to contribute such amounts as are necessary to satisfy all benefit obligations under the Retirement Plan. For the 39 weeks ended March 1, 2005, RTI made contributions to the Retirement Plan totaling $1.2 million. We expect to make contributions for the remainder of fiscal 2005 totaling $0.9 million.

As discussed in more detail in Note L to the Condensed Consolidated Financial Statements, Piccadilly announced on October 29, 2003 that it had filed for Chapter 11 protection under the United States Bankruptcy Code. On March 16, 2004, Piccadilly’s assets and ongoing business operations were sold to a third party for $80 million.  On March 10, 2004, RTI filed a claim against Piccadilly as part of the bankruptcy proceedings in the amount of approximately $6.2 million. Subsequently, the Company entered into a settlement agreement under which RTI agreed to accept a $5.0 million unsecured claim in exchange for the creditors’ committee agreement to allow such claims. The settlement was approved by the court on October 21, 2004.

In partial settlement of the Piccadilly bankruptcy, RTI received $1.0 million during the third quarter of fiscal 2005. The Company hopes to recover an additional amount upon final settlement of the bankruptcy. The amount of such final recovery is unknown at this time, and no further recovery has been recorded in our condensed consolidated financial statements.

Significant Contractual Obligations and Commercial Commitments

Long-term financial obligations were as follows as of March 1, 2005 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable and other
long-term debt, including
current maturities (a)	$ 22,960	$ 1,891	$ 4,189	$ 4,664	$ 12,216
Revolving credit facility (a)	36,800			36,800
Unsecured senior notes
(Series A and B) (a)	150,000				150,000
Operating leases, net
of sublease payments (b)	266,580	29,247	55,601	46,380	135,352
Capital leases	530	147	229		154
Purchase obligations (c)	212,811	105,192	39,339	33,870	34,410
Pension obligations	856	856
Total	$690,537	$137,333	$ 99,358	$121,714	$332,132

(a)	See Note G to the Condensed Consolidated Financial Statements for more information.
(b)	See Note H to the Condensed Consolidated Financial Statements for more information.
(c)	The amounts for purchase obligations include commitments for food items and supplies, construction projects, and other miscellaneous commitments.

Commercial Commitments (in thousands):

Total at
March 1, 2005
Letters of credit	$ 13,289
Franchisee loan guarantees	20,880
Divestiture guarantees	9,025
$ 43,194

See Note L to the Condensed Consolidated Financial Statements for more information.

Borrowings and Credit Facilities

On November 19, 2004, RTI entered into a $200.0 million five-year revolving credit agreement (“Credit Facility”), which includes a $20.0 million swingline sub-commitment and a $40.0 million sub-limit for letters of credit. The Credit Facility amended and restated a previous five-year facility that was set to expire in October 2005. At March 1, 2005, we had borrowings of $36.8 million outstanding under the Credit Facility with an associated floating rate of 3.35%. The Credit Facility is scheduled to mature on November 19, 2009.

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

Off-Balance Sheet Arrangements

See Note L to the Condensed Consolidated Financial Statements for information regarding our franchise partnership and divestiture guarantees.

Our potential liability for severance payments with regard to our employment agreement with Samuel E. Beall, III, our Chairman, President and Chief Executive Officer, has not materially changed from the amount disclosed in the Annual Report on Form 10-K for the fiscal year ended June 1, 2004 (the “2004 Form 10-K”). Please refer to the 2004 Form 10-K for a description of these potential severance payments.

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

FAS 123(R) specifies that the fair value of an employee stock option be based on an observable market price of an option with the same or similar terms and conditions if one is available. Since RTI’s employees’ stock options are not currently traded, there is no observable market price, and FAS 123(R) thus requires that the fair value be estimated using a valuation technique that (1) is applied in a manner consistent with the fair value measurement objective and the other requirements of the Statement, (2) is based on established principles of financial economic theory and generally applied in that field, and (3) reflects all substantive characteristics of the instrument. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Statement is effective for public companies at the beginning of the first fiscal year beginning after June 15, 2005 (fiscal 2007 for RTI). As of the effective date, RTI will apply the Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized for (1) all awards granted after the required effective date and for awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for either recognition or pro forma disclosures under SFAS 123. For periods before the required effective date, entities may elect to apply a modified version of retrospective application transition method under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123.

The amount of compensation expense associated with stock options anticipated being unvested as of the date of required adoption but already issued as of the date of this filing is $6.7 million. Of this amount, and assuming no forfeitures, $4.7 million is expected to be recognized in fiscal 2007. The remainder will be recognized between fiscal 2008 and fiscal 2010.

The impact of this Statement on RTI in fiscal 2007 and beyond will depend upon various factors, including, but not limited to, our future compensation strategy. As of the date of this filing, the Company expects that it will modify certain of its compensation plans to limit eligibility to receive share-based compensation, modify future grants to include performance or market conditions which should lower the fair value of future grants to levels below those of prior grants, and shift a portion of the share-based compensation to cash-based incentive compensation. Current plans are to reduce the number of stock options granted annually to 1.5 to 1.7 million shares. The pro forma compensation costs presented in the table shown in Note C and in our prior filings have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. As of the date of this filing, no decisions have been made as to which option pricing model is most appropriate for RTI or whether RTI will apply the modified version of the retrospective transition method of adoption.

Known Events, Uncertainties and Trends:

Financial Strategy and Stock Repurchase Plan

Our financial strategy is to utilize a prudent amount of debt, including operating leases, to minimize the weighted average cost of capital while allowing financial flexibility and the equivalent of an investment-grade bond rating. This strategy allows us to repurchase RTI common stock at times when cash flow exceeds capital expenditures and other funding requirements. We repurchased 1.7 million shares of stock during the 39 weeks ended March 1, 2005 for a total purchase price of $46.8 million. The total number of remaining shares authorized to be repurchased, as of March 1, 2005, is approximately 2.1 million. However, at the March 30, 2005 meeting of the Company’s Board of Directors, the Board authorized the repurchase of an additional 5.0 million shares of Company common stock, thereby bringing the total number of remaining shares authorized to be repurchased to approximately 7.1 million shares. To the extent not funded with cash from operating activities, additional repurchases may be funded by borrowings from the Credit Facility.

Dividends

During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to RTI’s shareholders. On January 5, 2005, the Board of Directors declared a semi-annual cash dividend of $0.0225 per share, payable on February 4, 2005, to shareholders of record at the close of business on January 21, 2005. We paid dividends of $2.9 million during the 39-week period ended March 1, 2005. The payment of a dividend in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future. Additionally, our credit facilities contain certain limitations on the payment of dividends. See “Special Note Regarding Forward-Looking Information.”

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q contains various “forward-looking statements,” which represent the Company’s expectations or beliefs concerning future events, including one or more of the following: future financial performance and unit growth (both Company-owned and franchised), future capital expenditures, future borrowings and repayment of debt, payment of dividends, stock repurchase, and restaurant acquisitions. The Company cautions the reader that a number of important factors and uncertainties could, individually or in the aggregate, cause actual results to differ materially from those included in the forward-looking statements, including, without limitation, the following: changes in promotional, couponing and advertising strategies; guests’ acceptance of changes in menu items; changes in our guests’ disposable income; consumer spending trends and habits; mall-traffic trends; increased competition in the casual dining restaurant market; weather conditions in the regions in which Company-owned and franchised restaurants are operated; guests’ acceptance of the Company’s development prototypes; laws and regulations affecting labor and employee benefit costs; costs and availability of food and beverage inventory; the Company’s ability to attract qualified managers, franchisees and team members; changes in the availability of capital; impact of adoption of new accounting standards; effects of actual or threatened future terrorist attacks in the United States; and general economic conditions.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices.  The interest rate charged on our Credit Facility can vary based on the interest rate option we choose to utilize.  Our options for the rate are the Base Rate or an adjusted LIBO Rate plus an applicable margin.  The Base Rate is defined to be the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.5%.  The applicable margin for the LIBO Rate-based option is a percentage ranging from 0.625% to 1.25%.  As of March 1, 2005, the total amount of outstanding debt subject to interest rate fluctuations was $47.2 million.   A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of $0.5 million per year.

As an additional method of managing our interest rate exposure on our floating rate debt, we have at certain times entered into interest rate swap agreements, whereby we agreed to pay over the life of the swaps a fixed interest rate payment on a notional amount and in exchange we received a floating rate payment calculated on the same amount over the same time period.  During the 39-week period ended March 1, 2005, we did not enter into any interest rate swap agreements.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. That evaluation included consideration of the views expressed in the SEC’s letter of February 7, 2005 to the AICPA in which the SEC staff clarified its interpretation of certain generally accepted accounting principles related to leasehold improvements, rent holidays and landlord/tenant incentives. Prior to the SEC Letter, we believed that our lease accounting was consistent with generally accepted accounting principles. Our belief was supported by the fact that most others in our industry similarly interpreted the lease accounting principles at issue. However, based solely on the clarifications expressed in the SEC Letter which resulted in the restatement discussed further in Note B, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as of March 1, 2005 in providing them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934, as amended. As of the date of this filing, the Company believes its disclosure controls and procedures are effective.

Changes in Internal Controls

The Company has not identified any change in its internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

In connection with correcting its lease accounting methodology, the Company has instituted the following procedures:

  Use of a consistent lease period (generally, the initial non-cancelable lease term plus certain option periods where failure to exercise such options would result in economic penalty) when calculating depreciation of leasehold improvements and in determining straight-line rent expense and classification of its leases as either an operating lease or a capital lease;

  Commencement of the lease term and straight-line rent expense on the date when the Company takes possession and the right to control use of the leased premises;
  Recording of funds received from the lessor intended to reimburse the Company for the cost of leasehold improvements as a deferred credit resulting from a lease incentive and amortized over the lease term as a reduction to rent expense; and
  Recording of straight-line rents receivable from sublessees following the sales of leased restaurants to franchisees and others.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending legal proceedings will not have a material adverse effect on our results of operations, financial position or liquidity.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information regarding purchases of our common stock made by us during the third quarter of the year ending May 31, 2005:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Month #1
(December 1 to January 4)	--	--	--	2,064,075
Month #2
(January 5 to February 1)	--	--	--	2,064,075
Month #3
(February 2 to March 1)	68	$27.55	68	2,064,007

(1)     No shares were repurchased other than through our publicly announced repurchase programs and authorizations during the third quarter of our year ending May 31, 2005. These repurchase programs include shares surrendered as payment for the exercise price of options or purchase rights or in satisfaction of tax withholding obligations in connection with the Company’s stock incentive plans.

(2)     On April 12, 1999, our Board of Directors authorized the repurchase of up to 6.5 million shares of our common stock (13.0 million adjusted for a May 19, 2000 2-for-1 stock split), with the timing, price, quantity, and manner of the purchases to be made at the discretion of management, depending upon market conditions.  During the period from the authorization date through March 1, 2005, approximately 10.9 million shares have been repurchased at a cost of approximately $198.1 million.

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

RUBY TUESDAY, INC. (Registrant)
Date: April 18, 2005	BY: /s/ MARGUERITE N. DUFFY —————————————— Marguerite N. Duffy Senior Vice President and Chief Financial Officer