Form 10-K/A
period 2004-06-01
RUBY TUESDAY INC
filed 2005-04-26
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K/A
[Amendment No. 1]

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

Explanatory Note

The purpose of this amendment on Form 10-K/A to the Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 1, 2004 is to restate our consolidated financial statements for the fiscal years 2004, 2003, and 2002 and related disclosures as described in Note 2 to the consolidated financial statements, including the selected financial data included herein as of and for the fiscal years 2004, 2003, 2002, 2001 and 2000. Additional information about the decision to restate these financial statements can be found in our Current Report on Form 8-K, filed with the SEC on April 11, 2005.

For the convenience of the reader, this Form 10-K/A includes all of the information contained in the original report on Form 10-K, and no attempt has been made in this Form 10-K/A to modify or update the disclosures presented in the original report on Form 10-K, except as required to reflect the effects of the restatement. The Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on July 30, 2004. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings. The following items have been amended as a result of the restatement:

  Part II - Item 6 - Selected Financial Data
  Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations
  Part II - Item 8 - Financial Statements and Supplementary Data
  Part II - Item 9A - Controls and Procedures
  Part IV - Item 15 - Exhibits and Financial Statement Schedules

We have not amended and do not intend to amend our previously-filed Annual Reports on Form 10-K or our Quarterly Reports on Form 10-Q for periods affected by the restatement other than the Form 10-K for the fiscal year ended June 1, 2004 and the Forms 10-Q for the fiscal quarters ended August 31, 2004 and November 30, 2004. For this reason, the consolidated financial statements, auditors’ reports and related financial information for the affected periods contained in any other prior reports should no longer be relied upon.

Description of Restatement

The Company recently reviewed its lease and sublease accounting and determined that it was appropriate to restate its consolidated financial statements for the fiscal years 2002 through 2004 and for the first and second quarters of fiscal 2005. These adjustments relate to lease accounting matters, including those discussed by the Securities and Exchange Commission (“SEC”) in its February 7, 2005 (“SEC Letter”) to the American Institute of Certified Public Accountants (“AICPA”). In the SEC Letter, the SEC expressed its views on the amortization of leasehold improvements, rent holidays, and landlord/tenant incentives.

The Company first reported recording, in its Form 10-Q for the quarterly period ended November 30, 2004, entries totaling $7.5 million ($4.8 million net of tax) to adjust straight-line rent expense and to correct its accounting for subleases. As then discussed, it had been our policy to depreciate our property and equipment, including assets on leased properties, over the estimated useful lives of those assets. In some cases, these assets on leased properties were depreciated over a period of time which included both the initial term of the lease and one or more option periods. However, in certain instances, when calculating straight-line rent expense, the Company excluded option periods which had been included for depreciation purposes. In December 2004, the Company revised its computation of straight-line rent to include certain option periods where failure to exercise such options would result in an economic penalty. As a result, the Company concluded that rent expense was cumulatively understated by $5.0 million as of November 30, 2004. Further, on various occasions since fiscal 1998, the Company has sold restaurants, including restaurants on leased properties, to franchisees and to Specialty Restaurant Group, LLC (“SRG”). In all cases, the franchise or SRG assumed responsibility for payment of all remaining Company lease obligations to the landlords through sublease agreements. With each sale of restaurants, the Company wrote off its deferred escalating minimum rent liabilities; however, we remained primarily liable on many of the lease obligations. In reviewing these leases and subleases, we concluded that the deferred escalating minimum rent liabilities should have remained on our consolidated balance sheets, and we should have partially offset those liabilities with straight-lined rents receivable from the franchisees or SRG. The impact of this prior practice was a cumulative understatement of rent expense in the amount of $2.5 million as of November 30, 2004. In part because our calculations showed the annual impact of correcting these misstatements on diluted earnings per share for each of the three preceding fiscal years to be less than $0.01 per share each year and similarly not significant for fiscal 2005’s first two quarters, we corrected the errors ($4.8 million after tax) in fiscal 2005’s second quarter. The additional rent expense of $7.5 million was included in other restaurant operating costs in the consolidated statement of income for the 13 weeks ended November 30, 2004.

Subsequent to the issuance of the SEC Letter, we undertook a review of our accounting policies relative to rent holidays and landlord/tenant incentives. With regard to rent holidays, the adjustment described below changes our accounting practices to expense straight-line rent from the point at which the Company takes control and possession of a leased site (generally the beginning of construction). Previously, the Company began its expensing of rent on a straight-line basis at the earlier of the date actual rent payments commenced or the opening of the unit. We also adjusted our lease accounting by changing the accounting treatment of landlord/tenant incentives. Historically, when the Company received incentives from landlords to pay for a portion of the costs of improvements on leased properties (primarily its mall locations), we recognized these amounts as reductions in capitalized costs, thereby reducing future depreciation related to the properties. The views expressed by the SEC indicate that such amounts should be recorded as deferred rent and amortized as a reduction to rent expense over the lease term. Consequently, the below adjustments also include entries to reclassify incentives received from landlords to deferred escalating minimum rent from property and equipment. In addition to the $7.5 million increased rent expense recorded during fiscal 2005’s second quarter, management identified further cumulative pre-tax adjustments of $10.1 million ($7.1 million related to the rent holiday adjustment with the remainder attributable to the reclassification of landlord/tenant incentives).

As a result of the above items, the cumulative effect of the restatement through fiscal 2004 was an increase in sublease receivable of $2.8 million, property and equipment of $13.5 million, and the deferred rent liability of approximately $33.3 million. In addition, the deferred income tax liability at the end of fiscal 2004 decreased by approximately $6.8 million, and retained earnings at the end of fiscal 2004 decreased by approximately $10.3 million. Rent expense for fiscal years ended 2004, 2003 and 2002 decreased by approximately $2.8 million, $3.5 million and $3.2 million, respectively. Depreciation expense for those same fiscal years increased by $3.1 million, $3.1 million and $3.0 million, respectively.

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

Available Information
The Company maintains a website at www.rubytuesday.com. The Company makes available on its website, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as it is reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The Company is not including the information contained on or available through its website as a part of, or incorporating such information into, this Annual Report on Form 10-K/A.

A copy of the Company’s Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission, will be made available without charge to all shareholders upon written request to the Company. Shareholders are encouraged to direct such requests to the Company’s Investor Relations department at the Restaurant Support Services Center, 150 West Church Avenue, Maryville, Tennessee  37801.  As an alternative, Form 10-K/A can also be printed from the investor relations section of the Company’s website at www.rubytuesday.com.

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

Additional information concerning our properties and leasing arrangements is included in Note 7 to Consolidated Financial Statements appearing in Part II, Item 8 of this Form 10-K/A.

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

Certain information required by this Item 5 is included in Note 13 to Consolidated Financial Statements appearing in Part II, Item 8 of this Form 10-K/A.

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

Item 6. Selected Financial Data

Summary of Operations
(In thousands except per-share data)

	Fiscal Year
	2004 (as restated)	2003 (as restated)	2002 (as restated)		2001 (as restated)	2000 (as restated)

Revenue	$1,041,359	$913,784	$833,181		$782,608	$793,379

Income before income taxes and cumulative effect of change in accounting principle	$170,546	$136,127	$88,342	*	$92,561	$62,181	**
Provision for income taxes	60,699	47,317	29,947		33,148	25,999
Income before cumulative effect of change in accounting principle	109,847	88,810	58,395		59,413	36,182
Cumulative effect of change in accounting principle			58
Net income	$109,847	$88,810	$58,337	*	$59,413	$36,182	**

Earnings per share:
Basic	$1.68	$1.39	$0.91	*	$0.94	$0.58	**

Diluted	$1.64	$1.36	$0.89	*	$0.91	$0.56	**

Weighted average common and common equivalent shares:
Basic	65,510	63,967	64,086		62,900	62,532

Diluted	67,076	65,093	65,912		65,088	64,576

All fiscal years are composed of 52 weeks.

Weighted average shares and all per-share data for years prior to a stock split have been restated from their original presentation to give effect to the 2-for-1 stock split which occurred in fiscal 2000.

See Note 2 of the Notes to Consolidated Financial Statements for discussion of our restatement of previously issued financial statements.

Other financial data:	(as restated)		(as restated)		(as restated)		(as restated)		(as restated)
Total assets	$936,435		$825,890		$543,203		$471,279		$463,592
Long-term debt, less current maturities	$168,087		$207,064		$ 7,626		$ 15,212		$ 636
Shareholders’ equity	$516,531		$404,437		$323,989		$273,735		$219,114
Cash dividends per share of common stock	4.5	¢	4.5	¢	4.5	¢	4.5	¢	4.5	¢

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

The Company recently reviewed its lease and sublease accounting and determined that it was appropriate to restate its consolidated financial statements for the fiscal years 2002 through 2004 and for the first and second quarters of fiscal 2005. See Note 2 to the accompanying consolidated financial statements for more information.

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

Franchise development and license fees received are recognized when we have substantially performed all material services and the restaurant has opened for business. Franchise royalties (generally 4% of monthly sales) are recognized as franchise revenue on the accrual basis.  Franchise revenue increased 17.4% to $18.0 million and 8.9% to $15.3 million in fiscal 2004 and 2003, respectively. The increases are primarily attributable to growth of the domestic franchise partnership and international .  Total franchise restaurant sales are shown in the table below.

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

Pre-Tax Profit
For fiscal 2004, pre-tax profit was $170.5 million or 16.4% of total revenue, as compared to $136.1 million or 14.9% of total revenue, for fiscal 2003.  The primary contributors to the 1.5% increase as a percentage of revenue were savings we realized in cost of merchandise and payroll and related costs, both of which are discussed below.

Pre-tax profit for fiscal 2002 was $88.3 million after consideration of a pre-tax loss of $28.9 million related to the Specialty Restaurant Group, LLC (“SRG”) note receivable (the “SRG Note”). We wrote-off the SRG Note in the fourth quarter of fiscal 2002 due to a number of factors, all of which related to SRG’s declining operating performance and the receipt of notification on April 26, 2002 from SRG’s senior lender that payments due to us under the SRG Note were to be halted as a result of SRG’s covenant defaults.  A reconciliation of earnings excluding the loss on valuation of the SRG Note to the reported financial results is as follows:

	As reported – including loss on valuation of SRG Note	Effect of loss on valuation of SRG Note	Excluding loss on valuation of SRG Note
	(as restated)		(as restated)
Fiscal 2002:
Income before income taxes and cumulative effect of change in accounting principle	$ 88,342	$ 28,856	$ 117,198
Provision for income taxes	29,947	11,329	41,276
Cumulative effect of change in accounting principle, net of tax	58		58
Net income	$ 58,337	$ 17,527	$ 75,864

Earnings per share:
Basic	$ 0.91	$ 0.27	$ 1.18

Diluted	$ 0.89	$ 0.26	$ 1.15

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

	2004	2003	2002
	(as restated)	(as restated)	(as restated)
Restaurant sales and operating revenue	98.3%	98.3%	98.3%
Franchise revenue	1.7	1.7	1.7
Total revenue	100.0	100.0	100.0
Operating costs and expenses
(As a percentage of restaurant sales and operating revenue):
Cost of merchandise	25.7	26.6	26.9
Payroll and related costs	31.3	33.1	32.8
Other restaurant operating costs	16.5	16.5	18.6
Depreciation and amortization	5.6	5.5	4.5
Loss on SRG note receivable			3.5
(As a percentage of total revenue)
Selling, general and administrative, net of support service fees	6.1	4.9	5.4
Equity in (earnings) of unconsolidated franchises	(0.6)	(0.4)	(0.1)
Interest expense/(income), net	0.4	0.3	(0.7)
Total operating costs and expenses	83.6	85.1	89.4
Income before income taxes	16.4	14.9	10.6
Provision for income taxes	5.8	5.2	3.6
Net income	10.5%	9.7%	7.0%

Pre-tax Income
Pre-tax income increased $34.4 million in fiscal 2004 to $170.5 million. The increase was attributable to growth in the number of units, higher average unit volumes, increased franchising revenues, and a reduction, as a percentage of revenue, of cost of merchandise, payroll and related costs, and other restaurant operating costs as discussed below.

Pre-tax income increased $47.8 million in fiscal 2003 to $136.1 million.  Excluding the loss on the SRG Note receivable in fiscal 2002, pre-tax income for fiscal 2003 increased $18.9 million, or 16.2%.  The reported increase was due to growth in the number of units, higher average unit volumes, increased franchising revenue, and a reduction, as a percentage of revenue, of cost of merchandise, other restaurant operating costs, and selling, general and administrative expenses as discussed below as well as the prior year loss on valuation of the SRG Note.

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

Other Restaurant Operating Costs
Other restaurant operating costs, as a percentage of restaurant sales and operating revenue, was consistnet with fiscal 2003 primarily due to lower rent expense, which is a result of a focus on opening units in which we own the land and building as opposed to leased units, and general liability insurance expense, due to favorable claims experience.  The lower rent expense is offset by an increase in repairs, as we committed additional funds in fiscal 2004 to maintain or improve the overall appearance of our units.

For fiscal 2003, other restaurant operating costs, as a percentage of restaurant sales and operating revenue, decreased 2.1% primarily due to the refinancing of our bank-financed operating lease agreements with traditional bank debt and the corresponding purchase of the underlying properties, which resulted in rent expense (for the operating leases) being replaced by interest and depreciation expense (for the owned units), lower closing expense due in part to fewer closings in fiscal 2003 and lower asset impairment charges in comparison to the prior fiscal year.

Depreciation and Amortization
Depreciation and amortization, as a percentage of restaurant sales and operating revenue, increased 0.1% in fiscal 2004 as a result of the refinancing of our bank-financed operating leases in fiscal 2003 and our continued focus on opening units in which we own the land and building.

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

	2004	2003	2002
	(as restated)	(as restated)	(as restated)

Net cash provided by operating activities	$204,078	$148,093	$146,792
Net cash used by investing activities	(157,131)	(156,421)	(96,300)
Net cash used by financing activities	(36,124)	(15,709)	(28,429)

Net increase/(decrease) in cash and short-term investments	$10,823	$(24,037)	$22,063

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

Off-Balance Sheet Arrangements
Since 1998, our franchise partnerships have been offered a credit facility for which we provide a partial guarantee. The current credit facility, which has been negotiated with various lenders, is a $48.0 million credit facility to assist franchise partnerships with working capital and operational cash flow requirements.  As discussed in Note 11 to the Consolidated Financial Statements, on October 7, 2003 we renewed this credit facility with various lenders.  As sponsor of the credit facility, we serve as partial guarantor of the draws made on this revolving line of credit.  The renewal extended the termination date to October 5, 2006 and reduced the term of the individual franchise partnership loan commitments from 24 to 12 months.  The renewal further allowed RTI to increase the amount of the facility by up to $25 million (to a total of $73 million) or, if desired, to reduce the amount of the facility.  Other changes to the program were not significant.

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

As further discussed in Note 11 to the Consolidated Financial Statements and noted below, RTI has certain divestiture guarantees with Morrison Fresh Cooking, Inc. (“MFC”) and Morrison Health Care, Inc. (“MHC”) which arose in 1996 in connection with the distribution of MFC (subsequently acquired by Piccadilly Cafeterias, Inc., or “Piccadilly”) and MHC (subsequently acquired by Compass Group, PLC, or “Compass”) businesses.  Contingent liabilities resulting from these guarantees include payments due to MFC and MHC employees retiring under two non-qualified defined benefit plans, which existed at the time of the distribution, and for payments due on eight named workers’ compensation and general liability claims.  Additionally, as a sponsor of the Morrison Restaurants Inc. Retirement Plan (the "Retirement Plan"), we, along with MFC and MHC, can be held responsible for benefits due to all of the Retirement Plan’s participants.  As a result of Piccadilly bankruptcy discussed herein, we will likely be called upon to perform as required by the MFC guarantees.  The amounts we expect to pay represent 50% of the total amounts due as we expect to share liabilities equally with MHC, which is also contingently liable.

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

We have an employment agreement with E. Beall, III, whereby he has agreed to serve as Chief Executive Officer of the Company until June 18, 2010.  In accordance with the agreement, Mr. Beall is compensated at a base salary (adjusted annually based on various Company or market factors) and is entitled to an annual bonus opportunity and a long-term incentive compensation program, which currently includes stock option grants and life insurance coverage.  The employment agreement also provides for certain severance payments to be made in the event of a termination other than for cause, or a change in control, the circumstances of which are defined in the agreement.  As of June 1, 2004, the total of the potential liability for severance payments with regard to the employment agreement was approximately $10.4 million.

Significant Contractual Obligations and Commercial Commitments
Long-term financial obligations were as follows as of June 1, 2004 (in thousands):

	Payments Due By Period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Notes payable and other long-term debt, including current maturities (a)	$ 6,305	$ 518	$ 1,181	$ 1,379	$ 3,227
Revolving credit facility (a)	12,300		12,300
Unsecured senior notes (Series A and B) (a)	150,000				150,000
Operating leases, net of sublease payments (b)	237,194	26,283	50,008	43,965	116,938
Purchase obligations (c)	272,843	117,701	67,310	28,279	59,553

Total	$678,642	$144,502	$130,799	$ 73,623	$329,718

(a)	See Note 6 to the Consolidated Financial Statements for more information.
(b)	See Note 7 to the Consolidated Financial Statements for more information.
(c)	The amounts for purchase obligations include commitments for food items and supplies, construction projects, and other miscellaneous commitments.

For purposes of calculating total debt to capital, we include as debt all of the above on-balance sheet debt, plus the present value of operating leases, letters of credit, and franchisee loan guarantees.

Commercial Commitments (in thousands):

Total at June 1, 2004

Letters of credit	$ 10,843
Franchisee loan guarantees	19,976
Divestiture guarantees	9,148

$ 39,967

See Note 11 to the Consolidated Financial Statements for more information.

Our working capital deficiency and current ratio as of June 1, 2004 were $33.3 million and 0.6:1, respectively. As is common in the restaurant industry, we carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset) and receivable and inventory levels are generally not significant.

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

As discussed in more detail in Notes 9 and 11 to the Consolidated Financial Statements, Piccadilly announced on October 29, 2003 that it had filed for Chapter 11 protection under the United States Bankruptcy Code.  On March 16, 2004, Piccadilly’s assets and ongoing business operations were sold to a third party for $80 million.  RTI has filed a claim against Piccadilly as part of the bankruptcy proceedings in the amount of approximately $6.2 million.  It is not known at this time how much, if any, of such claim will be allowed.  As a result of Piccadilly’s failure to make required payments to the Retirement Plan, RTI paid $0.6 million during fiscal 2004 to the Retirement Plan’s trust on behalf of Piccadilly.  To the best of our knowledge, MHC or Compass has made all contributions required of MHC, including a payment of $0.6 million during fiscal 2004 on behalf of Piccadilly.  In addition to the $0.6 million in payments made on behalf of Piccadilly for the benefit of employees of MFC, during fiscal 2004, RTI made total contributions to the Retirement Plan totaling $1.0 million for the benefit of RTI employees.  As of June 1, 2004, we have recorded a liability of $1.2 million representing RTI’s 50% share of Piccadilly’s Retirement Plan liability.  We expect to make contributions in fiscal 2005 totaling $1.4 million for RTI employees and $0.6 million for the benefit of MFC employees.

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

Management’s Outlook
We continue to strategically position the Company for growth through the continuing emphasis on our Ruby Tuesday brand and our . We are currently focused on seven key strategies which include (1) being better “people people” which for us means producing the best, engaged talent in the industry, (2) having better, fresher and, higher quality products as a means of differentiating ourselves from our competitors, (3) differentiating ourselves over time in the guests’ perception of value, (4) enhancing the guests’ experience by being the best operators in casual-dining segment of the restaurant industry, (5) growing the brand (Company-owned and franchised) by 100 units per year, (6) increasing sales over the long term through the introduction of new and effective advertising programs, and (7) achieving annual earnings per share growth of at least 15%.  We plan to continue evolving our menu as one means of advancing our strategies.  Our most recent menu included more choices for our health-conscious guests with more than 30 low-carbohydrate items and over 20 lower-fat, lower-calorie dishes.   In fiscal 2005, we will continue our focus on improving same-store sales, increasing average unit volume, customer frequency, and check average through several new initiatives including the roll-out of a gift card program and our continued focus on the “to-go” initiative.  Also, we are committed to a continued focus on quality and building the best teams through the use of our six-step interview process, “certified programs,” “Team One” approach, staffing par systems, career pathway opportunities into management, and our WOW-U® training facilities for managers. We strongly believe proper staffing, good teams, and low turnover are essential to the success of our business.

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

Item 8. Financial Statements and Supplementary Data

Ruby Tuesday, Inc. and Subsidiaries
Index to Consolidated Financial Statements

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Financial Statements
Consolidated Statements of Income
(In thousands, except per-share data)

	For the Fiscal Year Ended
	June 1, 2004 (as restated)	June 3, 2003 (as restated)	June 4, 2002 (as restated)

Revenue:
Restaurant sales and operating revenue	$ 1,023,342	$ 898,440	$ 819,097
Franchise revenue	18,017	15,344	14,084
	1,041,359	913,784	833,181
Operating costs and expenses:
Cost of merchandise	263,033	238,598	220,556
Payroll and related costs	320,413	297,769	268,395
Other restaurant operating costs	168,471	148,458	151,992
Depreciation and amortization	57,791	49,031	36,918
Loss on Specialty Restaurant Group, LLC note receivable			28,856
Selling, general and administrative, net of support service fee income totaling $17,876 in 2004, $13,898 in 2003 and $11,734 in 2002	63,292	44,830	44,824
Equity in earnings of unconsolidated franchises	(5,913)	(3,331)	(861)
Interest expense/(income), net of interest income totaling $4,384 in 2004, $5,733 in 2003 and $6,959 in 2002	3,726	2,302	(5,841)
	870,813	777,657	744,839
Income before income taxes and cumulative effect of change in accounting principle	170,546	136,127	88,342
Provision for income taxes	60,699	47,317	29,947
Income before cumulative effect of change in accounting principle	109,847	88,810	58,395
Cumulative effect of change in accounting principle			58
Net income	$ 109,847	$ 88,810	$ 58,337

Earnings per share:
Basic	$ 1.68	$ 1.39	$ 0.91

Diluted	$ 1.64	$ 1.36	$ 0.89

Weighted average shares:
Basic	65,510	63,967	64,086

Diluted	67,076	65,093	65,912

The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per-share data)

	June 1, 2004 (as restated)	June 3, 2003 (as restated)

Assets:
Current assets:
Cash and short-term investments	$ 19,485	$ 8,662
Accounts and notes receivable	10,089	10,572
Inventories:
Merchandise	8,068	7,315
China, silver and supplies	5,579	4,885
Income tax receivable	2,941	2,485
Deferred income taxes	3,599	5,011
Prepaid rent and other expenses	8,623	8,235
Assets held for sale	3,030	5,217

Total current assets	61,414	52,382

Property and equipment, net	766,823	677,480
Goodwill	7,845	7,845
Notes receivable, net	33,366	39,827
Other assets	66,987	48,356

Total assets	$ 936,435	$ 825,890

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$ 37,416	$ 22,949
Accrued liabilities:
Taxes, other than income taxes	13,070	10,154
Payroll and related costs	18,021	22,972
Insurance	6,332	6,726
Rent and other	19,362	22,689
Current portion of long-term debt	518	570

Total current liabilities	94,719	86,060

Long-term debt	168,087	207,064

Deferred income taxes	46,184	27,841

Deferred escalating minimum rent	38,725	39,919

Other deferred liabilities	72,189	60,569

Shareholders’ equity:
Common stock, $0.01 par value; (authorized: 100,000 shares; issued: 2004 – 65,549 shares, 2003 – 64,404 shares)	655	644
Capital in excess of par value	16,455	10,456
Retained earnings	508,323	401,419

	525,433	412,519
Deferred compensation liability payable in Company stock	4,821	5,000
Company stock held by Deferred Compensation Plan	(4,821)	(5,000)
Accumulated other comprehensive loss	(8,902)	(8,082)

	516,531	404,437

Total liabilities and shareholders’ equity	$ 936,435	$ 825,890

The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
and Comprehensive Income
(In thousands, except per-share data)

	Common Stock Issued		Company Stock Held by the Deferred Compensation Plan		Capital in Excess of Par Value	Retained Earnings	Deferred Compensation Liability	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

	Shares	Amount	Shares	Amount

Balance, June 5, 2001 (as previously reported)	63,211	$632	(552)	$(4,248)	$14,830	$270,556	$4,248	$(1,747)	$284,271
Cumulative effect of restatement on prior years						(10,536)			(10,536)

Balance, June 5, 2001 (as restated)	63,211	$632	(552)	$(4,248)	$14,830	$260,020	$4,248	$(1,747)	$273,735
Net income (as restated)						58,337			58,337
Minimum pension liability adjustment, net of taxes of $682								(1,055)	(1,055)
Unrealized losses on derivatives:
Cumulative effect of change in accounting principle, net of taxes of $663								(1,032)	(1,032)
Change in year-to-date market value, net of taxes of $1,878								(2,906)	(2,906)
Losses reclassified into the Consolidated Statement of Income, net of taxes of $1,067								1,651	1,651

Comprehensive income (as restated)									54,995
Shares issued under stock bonus and stock option plans	2,584	26			33,444				33,470
Cash dividends of 4.5¢ per common share						(2,872)			(2,872)
Stock repurchases	(1,607)	(16)			(35,323)				(35,339)
Changes in Deferred Compensation Plan			(15)	(518)			518		0

Balance, June 4, 2002 (as restated)	64,188	642	(567)	(4,766)	12,951	315,485	4,766	(5,089)	323,989
Net income (as restated)						88,810			88,810
Minimum pension liability adjustment, net of taxes of $3,012								(4,660)	(4,660)
Unrealized losses on derivatives:
Change in year-to-date market value, net of taxes of $608								(829)	(829)
Losses reclassified into the Consolidated Statement of Income, net of taxes of $1,614								2,496	2,496

Comprehensive income (as restated)									85,817
Shares issued under stock bonus and stock option plans	1,020	10			13,557				13,567
Cash dividends of 4.5¢ per common share						(2,876)			(2,876)
Stock repurchases	(804)	(8)			(16,052)				(16,060)
Changes in Deferred Compensation Plan			(2)	(234)			234		0

Balance, June 3, 2003 (as restated)	64,404	644	(569)	(5,000)	10,456	401,419	5,000	(8,082)	404,437
Net income (as restated)						109,847			109,847
Minimum pension liability adjustment, net of taxes of $1,035								(1,440)	(1,440)
Unrealized losses on derivatives:
Change in year-to-date market value, net of taxes of $1								20	20
Losses reclassified into the Consolidated Statement of Income, net of taxes of $395								600	600

Comprehensive income (as restated)									109,027
Shares issued under stock bonus and stock option plans	2,340	23			42,650				42,673
Cash dividends of 4.5¢ per common share						(2,943)			(2,943)
Stock repurchases	(1,195)	(12)			(36,651)				(36,663)
Changes in Deferred Compensation Plan			37	179			(179)		0

Balance, June 1, 2004 (as restated)	65,549	$655	(532)	$(4,821)	$16,455	$508,323	$4,821	$(8,902)	$516,531

The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	For the Fiscal Year Ended
	June 1, 2004 (as restated)	June 3, 2003 (as restated)	June 4, 2002 (as restated)

Operating activities:
Net income	$109,847	$88,810	$58,337
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on Specialty Restaurant Group, LLC note receivable			28,856
Depreciation and amortization	57,791	49,031	36,918
Amortization of intangibles	122	144	29
Cumulative effect of change in accounting principle, net of tax			58
Provision for bad debts		(2,600)
Deferred income taxes	20,396	16,642	15,465
Loss on impairment and disposition of assets	1,270	1,162	5,581
Loss / (gain) on derivatives	2	188	(15)
Equity in earnings of unconsolidated franchises	(5,913)	(3,331)	(861)
Other	162	134	477
Changes in operating assets and liabilities:
Receivables	6,602	1,850	(10,072)
Inventories	(1,447)	(1,924)	(1,327)
Income tax receivable	(540)	5,663	4,954
Prepaid and other assets	(53)	2,945	(890)
Accounts payable, accrued and other liabilities	15,839	(10,621)	9,282

Net cash provided by operating activities	204,078	148,093	146,792

Investing activities:
Purchases of property and equipment	(151,487)	(153,799)	(111,407)
Acquisition of restaurant properties from franchisee			(1,700)
Acquisition of an additional 49% interest in unconsolidated franchises	(2,000)	(2,000)	(2,000)
Distributions received from unconsolidated franchises	876	703
Proceeds from disposal of assets	4,792	1,583	2,665
Proceeds from sale of restaurant properties to franchisees			20,695
Payoff of company-owned life insurance policy loans	(5,884)
Other, net	(3,428)	(2,908)	(4,553)

Net cash used by investing activities	(157,131)	(156,421)	(96,300)

Financing activities:
Net change in short-term borrowings			(14,700)
Proceeds from long-term debt	2,300	154,020	11,000
Principal payments on long-term debt	(41,329)	(164,287)	(19,511)
Proceeds from issuance of stock, including treasury stock	42,511	13,494	32,993
Stock repurchases	(36,663)	(16,060)	(35,339)
Dividends paid	(2,943)	(2,876)	(2,872)

Net cash used by financing activities	(36,124)	(15,709)	(28,429)

Increase/(decrease) in cash and short-term investments	10,823	(24,037)	22,063
Cash and short-term investments:
Beginning of period	8,662	32,699	10,636

End of period	$19,485	$8,662	$32,699

Supplemental disclosure of cash flow information- Cash paid for:
Interest (net of amount capitalized)	$8,337	$7,895	$3,583
Income taxes, net	$27,077	$15,346	$8,756
Significant non-cash investing and financing activities- Acquisition of property and equipment through refinancing of bank-financed operating lease obligations with bank debt		$209,673

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

A further description of the franchise partnership program is provided in Note 3 to the Consolidated Financial Statements.

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

Pre-Opening Expenses
Salaries, personnel training costs, pre-opening rent, and other expenses of opening new facilities are charged to expense as incurred.

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

See Note 9 to the Consolidated Financial Statements for further discussion on our pensions.

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

See Note 6 to the Consolidated Financial Statements for further discussion of our interest rate swaps.

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

As discussed in Note 11 to the Consolidated Financial Statements, RTI’s third-party guarantees generally consist of franchise partnership guarantees and divestiture guarantees.  The divestiture guarantees all arose prior to the adoption of FIN 45 and, unless modified, are exempt from its requirements.  Many of the franchise partnership guarantees, which generally relate to our partial guarantees of certain third party debt,  arose or were modified after FIN 45’s effective date. The potential amount of future payments to be made under these agreements is discussed in Note 11.  We record our guaranty liabilities under these agreements based on estimated fair values, which generally are equal to the consideration we receive for providing the guarantees.

Franchise Revenue
Franchise development and license fees received are recognized when we have substantially performed all material services and the restaurant has opened for business. Franchise royalties (generally 4% of monthly sales) are recognized as franchise revenue on the accrual basis.

Allowance for Doubtful Notes
We follow a systematic methodology each quarter in our analysis of franchise and other notes receivable in order to estimate losses inherent at the balance sheet date.  A detailed analysis of our loan portfolio involves reviewing the terms, note amounts, and other relevant information for each significant borrower.  Based on the results of the analysis, the allowance for doubtful notes is adjusted as appropriate.  See Note 5 to the Consolidated Financial Statements for more information on our notes receivable and our allowance for doubtful accounts.

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

Deferred Escalating Minimum Rent
Certain of the Company’s operating leases contain predetermined fixed escalations of the minimum rentals during the term of the lease, which includes option periods where failure to exercise such options would result in an economic penalty. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease, beginning with the point at which the Company obtains control and possession of the leased properties, and records the difference between the amounts charged to operations and amounts paid as deferred escalating minimum rent.  Any lease incentives received by the Company are deferred and subsequently amortized over a straight-line basis over the life of the lease as a reduction of rent expense.

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

Additional information regarding asset impairments reflected in our Consolidated Statements of Income is presented in Note 4 to the Consolidated Financial Statements.

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

Stock-Based Employee Compensation Plans
In fiscal 2003 we adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), but elected to continue following the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. We grant stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Accordingly, no compensation expense is recognized for the stock option grants. Had compensation expense for our stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, our net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per-share data):

	2004 (as restated)	2003 (as restated)	2002 (as restated)

Net income, as reported	$109,847	$88,810	$58,337
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of income tax expense	10,917	9,890	7,126

Pro forma net income	$98,930	$78,920	$51,211

Basic earnings per share
As reported	$1.68	$1.39	$0.91
Pro forma	$1.51	$1.23	$0.80
Diluted earnings per share
As reported	$1.64	$1.36	$0.89
Pro forma	$1.49	$1.22	$0.78

See Note 10 to the Consolidated Financial Statements for further discussion regarding the Company’s stock-based employee compensation plans.

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

2.   Restatement of Previously Issued Financial Statements

The Company recently reviewed its lease and sublease accounting and determined that it was appropriate to restate its consolidated financial statements for the fiscal years 2002 through 2004. The adjustments related to lease accounting matters, including those discussed by the Securities and Exchange Commission (“SEC”) in its February 7, 2005 letter to the American Institute of Certified Public Accountants (“AICPA”). In the letter, the SEC expressed its views on the amortization of leasehold improvements, rent holidays and landlord/tenant allowances.

The Company first reported recording, in its Form 10-Q for the quarterly period ended November 30, 2004, entries totaling $7.5 million ($4.8 million net of tax) to adjust straight-line rent expense and to correct its accounting for subleases. As then discussed, it had been our policy to depreciate our property and equipment, including assets on leased properties, over the estimated useful lives of those assets. In some cases, these assets on leased properties were depreciated over a period of time which included both the initial term of the lease and one or more option periods. However, in certain instances, when calculating straight-line rent expense, the Company excluded option periods which had been included for depreciation purposes. In December 2004, the Company determined the calculation for straight-line rent should be based on a similar period as that used to depreciate the long-lived assets associated with the underlying leases. As a result, the Company concluded that rent expense was cumulatively understated by $5.0 million as of November 30, 2004. Further, on various occasions since fiscal 1998, the Company has sold restaurants, including restaurants on leased properties, to franchisees and to Specialty Restaurant Group, LLC (“SRG”). In all cases, the franchise or SRG assumed responsibility for payment of all remaining Company lease obligations to the landlords through sublease agreements. With each sale of restaurants, the Company wrote off its deferred escalating minimum rent liabilities; however, we remained primarily liable on many of the lease obligations. In reviewing these leases and subleases, we concluded that the deferred escalating minimum rent liabilities should have remained on our consolidated balance sheets, and we should have partially offset those liabilities with straight-lined rents receivable from the franchisees or SRG. The impact of this prior practice is that rent expense was cumulatively understated by $2.5 million as of November 30, 2004. In part because our calculations showed the annual impact of correcting these misstatements on diluted earnings per share for each of the three preceding fiscal years to be less than $0.01 per share each year and similarly not significant for fiscal 2005's first quarter, we corrected the errors ($4.8 million after tax) in the current fiscal quarter. The additional rent expense of $7.5 million was included in other restaurant operating costs in the consolidated statement of income for the 13 weeks ended November 30, 2004.

Subsequent to the issuance of the February 7, 2005 SEC letter mentioned above, we undertook a review of our accounting policies relative to rent holidays and landlord/tenant allowances. With regard to rent holidays, the adjustment described below changes our accounting practices to expense straight-line rent from the point at which the Company takes control and possession of a leased site (generally at the beginning of construction). Previously, the Company began its straight-lining of rent at the earlier of the dates actual rent payments commenced or the opening of the unit. The below adjustments also include entries to reclassify incentives received from a landlord to deferred escalating minimum rent from property and equipment. In addition to the $7.5 million increased rent expense recorded during our second fiscal quarter, we identified further entries impacting pre-tax income by $10.1 million ($7.1 million related to the rent holiday adjustment with the remainder attributable to the reclassification of landlord/tenant incentives).

As a result of the above items, the cumulative effect of the restatement through fiscal 2004 was an increase in sublease receivable of $2.8 million, property and equipment of $13.5 million, and the deferred rent liability of approximately $33.3 million. In addition, the deferred income tax liability at the end of fiscal 2004 decreased by approximately $6.8 million, and retained earnings at the end of fiscal 2004 decreased by approximately $10.3 million. The cumulative effect of the restatement through fiscal 2003 was an increase in sublease receivable of $2.4 million, property and equipment of $16.6 million, and the deferred rent liability of approximately $35.7 million. The deferred income tax liability at the end of fiscal 2003 decreased by approximately $6.6 million, and retained earnings at the end of fiscal 2003 decreased by approximately $10.1 million. Rent expense for fiscal years ended 2004, 2003 and 2002 decreased by approximately $2.8 million, $3.5 million and $3.2 million, respectively. Depreciation expense for those same fiscal years increased by $3.1 million, $3.1 million and $3.0 million, respectively.

The impacts of these restatements on the condensed consolidated financial statements are summarized below (in thousands):

CONSOLIDATED STATEMENT OF INCOME
SUMMARY OF RESTATEMENT IMPACTS
FOR THE FISCAL YEAR ENDED JUNE 1, 2004
(IN THOUSANDS EXCEPT PER-SHARE DATA)

	Previously Reported	Adjustments	As Restated
Other restaurant operating costs	$ 171,280	$ (2,809)	$ 168,471
Depreciation and amortization	54,712	3,079	57,791
Income before income taxes and cumulative effect of
change in accounting principle	$ 170,816	$ (270)	$ 170,546
Provision for income taxes	60,807	(108)	60,699
Income before cumulative effect of
change in accounting principle	110,009	(162)	109,847
Cumulative effect of change
in accounting principle
Net income	$ 110,009	$ (162)	$ 109,847

Earnings per share:
Basic	$ 1.68		$ 1.68
Diluted	$ 1.64		$ 1.64

CONSOLIDATED STATEMENT OF INCOME
SUMMARY OF RESTATEMENT IMPACTS
FOR THE FISCAL YEAR ENDED JUNE 3, 2003
(IN THOUSANDS EXCEPT PER-SHARE DATA)

	Previously Reported	Adjustments	As Restated
Other restaurant operating costs	$ 151,950	$ (3,492)	$ 148,458
Depreciation and amortization	45,956	3,075	49,031
Income before income taxes and cumulative effect of change in accounting principle	$ 135,710	$ 417	$ 136,127
Provision for income taxes	47,226	91	47,317
Income before cumulative effect of
change in accounting principle	88,484	326	88,810
Cumulative effect of change
in accounting principle
Net income	$ 88,484	$ 326	$ 88,810

Earnings per share:
Basic	$ 1.38	$ 0.01	$ 1.39
Diluted	$ 1.36		$ 1.36

CONSOLIDATED STATEMENT OF INCOME
SUMMARY OF RESTATEMENT IMPACTS
FOR THE FISCAL YEAR ENDED JUNE 4, 2002
(IN THOUSANDS EXCEPT PER-SHARE DATA)

	Previously Reported	Adjustments	As Restated
Other restaurant operating costs	$ 155,211	$ (3,219)	$ 151,992
Depreciation and amortization	33,895	3,023	36,918
Income before income taxes and cumulative effect of change in accounting principle	$ 88,146	$ 196	$ 88,342
Provision for income taxes	29,870	77	29,947
Income before cumulative effect of
change in accounting principle	58,276	119	58,395
Cumulative effect of change
in accounting principle	58		58
Net income	$ 58,218	$ 119	$ 58,337

Earnings per share:
Basic	$ 0.91		$ 0.91
Diluted	$ 0.88	$ 0.01	$ 0.89

CONSOLIDATED BALANCE SHEETS
SUMMARY OF RESTATEMENT IMPACTS
AS OF JUNE 1, 2004
(IN THOUSANDS)

	Previously Reported	Adjustments	As Restated
Accounts and notes receivable	$ 9,978	$ 111	$ 10,089
Deferred income taxes	1,975	1,624	3,599

Total current assets	59,679	1,735	61,414

Property and equipment, net	753,319	13,504	766,823
Other assets	64,324	2,663	66,987
Total assets	$ 918,533	$ 17,902	$ 936,435

Rent and other	$ 15,185	$ 4,177	$ 19,362

Total current liabilities	90,542	4,177	94,719

Deferred income taxes	51,310	(5,126)	46,184
Deferred escalating minimum rent	9,621	29,104	38,725
Retained earnings	518,576	(10,253)	508,323
Total liabilities and shareholders’ equity	$ 918,533	$ 17,902	$ 936,435

CONSOLIDATED BALANCE SHEETS
SUMMARY OF RESTATEMENT IMPACTS
AS OF JUNE 3, 2003
(IN THOUSANDS)

	Previously Reported	Adjustments	As Restated
Accounts and notes receivable	$ 10,509	$ 63	$ 10,572
Deferred income taxes	2,609	2,402	5,011

Total current assets	49,917	2,465	52,382

Property and equipment, net	660,897	16,583	677,480
Other assets	46,035	2,321	48,356
Total assets	$ 804,521	$ 21,369	$ 825,890

Rent and other	$ 17,950	$ 4,739	$ 22,689

Total current liabilities	81,321	4,739	86,060

Deferred income taxes	32,081	(4,240)	27,841
Deferred escalating minimum rent	8,958	30,961	39,919
Retained earnings	411,510	(10,091)	401,419
Total liabilities and shareholders’ equity	$ 804,521	$ 21,369	$ 825,890

Certain amounts in Notes 1, 5, 7, 8, and 13 have been restated to reflect the restatement adjustments described above. The restatement adjustments did not affect total cash flows provided by or used in operating, investing or financing activities in fiscal 2004. For fiscal 2003 and 2002 net cash provided by operating activities increased, and net cash used by investing activities decreased, by $0.4 million and $0.7 million, respectively, as a result of the landlord/tenant incentive restatement adjustments. No landlord/tenant incentives were received in fiscal 2004. The restatement adjustments decreased retained earnings as of June 5, 2001 by $10.5 million.

3.   Franchise Programs

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

Since 1997, we have sold 123 Ruby Tuesday restaurants to the franchise partnerships. These restaurants are now operating as franchised Ruby Tuesday restaurants under various franchising agreements. During fiscal 2002, we sold 20 restaurants to franchise partnerships for a collective sales price of $32.2 million, of which we received $20.7 million in cash. The remaining amounts were received as promissory notes bearing interest at 10.0%. The notes have varying due dates through fiscal 2013. See Note 5 to the Consolidated Financial Statements for more information on our notes receivable. The sales of these restaurants resulted in a pre-tax loss of $0.4 million in fiscal 2002, which was included in other restaurant operating costs and expenses.

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

As part of the franchise partnership program, RTI sponsors and serves as partial guarantor for a revolving line-of-credit facility to assist franchise partnerships with working capital and operational cash flow requirements. Prior to July 1, 2004, RTI also had an arrangement with a third party lender whereby we may choose, at our sole discretion, to partially guarantee (up to $10.0 million in total) specific loans for new restaurant development. See Notes 11 and 12 to the Consolidated Financial Statements for more information on these programs as well as a new program entered into subsequent to the end of fiscal 2004.

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

On January 3, 2002, the 99% owner of our Denver franchise resigned from his employment with the franchise and agreed to enter into an agreement pursuant to which his 99% ownership interest in RT Denver Franchise, LP (“RT Denver”) was transferred to a new individual. In conjunction with this transfer, RTI forgave, and thus wrote off, $6.0 million of the note receivable due from RT Denver. See Note 5 to the Consolidated Financial Statements for more information regarding all of our notes receivable and the offsetting allowance for doubtful notes.

As part of the transfer, RTI agreed to acquire one of the RT Denver restaurants and the debt associated with the restaurant. The restaurant was closed and recorded at fair market value.

4.   Impairment of Long-Lived Assets

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

5.   Accounts and Notes Receivable

Accounts and notes receivable – current consist of the following (in thousands):

	2004 (as restated)	2003 (as restated)

Rebates receivable	$2,390	$5,168
Amounts due from franchisees	2,238	2,612
Other receivables	2,561	1,711
Current portion of notes receivable	2,900	1,081

	$10,089	$10,572

The Company negotiates purchase arrangements, including price terms, with designated and approved suppliers on behalf of RTI and the franchise system. We receive various volume discounts and rebates based on purchases for our Company-owned restaurants from numerous suppliers.

Amounts due from franchisees consist of royalties, license and other miscellaneous fees, almost all of which represent the prior month’s billings. Also included in this amount is the current portion of the straight-lined rent receivable from sublessees.

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

The allowance for doubtful notes represents our best estimate of losses inherent in the notes receivable at the balance sheet date. We decreased the allowance for doubtful notes in fiscal 2003 by writing off and forgiving $11.2 million of debt due to us from five franchise partnerships. This amount included $7.9 million forgiven for two mid-sized (10-12 unit) franchisees in major metropolitan growth markets that had been disproportionately impacted by then existing economic softness. Due in part to weakening sales, these franchisees were experiencing declining debt coverage ratios which the forgiveness was intended to reverse. The forgiveness was also hoped to better position the franchisees for further growth. Similarly, the remaining $3.3 million was forgiven to financially better position some of the smaller franchise partnerships (each of which operated one to five units at June 3, 2003) to access capital for future growth. Concurrent with the debt forgiveness, we also gave a total of $2.7 million to three franchise partnerships (two of which also received forgiveness of debt included in the $3.3 million above) which the partnerships used to reduce the outstanding balances of their revolving credit facility which we partially guarantee. This $2.7 million charge is included in other restaurant operating costs in fiscal 2003’s Consolidated Statement of Income. As a result of these transactions and the resulting improved profitability of the affected franchise partnerships, we reduced the allowance for doubtful notes by $2.6 million, an amount we deemed to be appropriate.  This credit was included in other restaurant operating costs in fiscal 2003’s Consolidated Statement of Income. We discuss our franchise programs in more detail in Note 3 to the Consolidated Financial Statements.

Scheduled repayments of notes receivable at June 1, 2004 are as follows (in thousands):

2005	$2,900
2006	4,519
2007	5,664
2008	6,407
2009	6,585
Subsequent years	15,846

$41,921

6.  Long-Term Debt

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

As also discussed in Note 7 to the Consolidated Financial Statements, on July 26, 2002, RTI entered into a transaction to refinance its bank-financed operating lease obligations (which then totaled $208.2 million) and the five-year $50.0 million revolving credit facility under the Credit Agreement with traditional bank debt through RTI’s existing bank group. This refinancing consisted of a $200.6 million revolving credit facility (“Revolver”) and a $70.4 million term loan facility. The Revolver includes a $10.0 million current line (“Swing Line”) and a $30.0 million sub-limit for letters of credit. Initial borrowings under the Revolver totaled $139.3 million, which included the fees to complete the refinancing. The term loan portion of the Credit Agreement was scheduled to mature on October 2, 2003. As noted above, this debt was settled on April 3, 2003 with proceeds from the Private Placement. The Revolver will mature on October 10, 2005.

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

When we acquired RT Southwest Franchise LLC in fiscal 2001, we recorded a term note payable to CNL Financial I, Inc. (“CNL”) totaling $7.1 million, at a fixed rate of interest approximating 8.64%, which is secured by the related Arizona restaurants. In fiscal 2002, we recorded another 8.64% fixed rate term note payable to CNL. This note, which had a remaining balance of $1.0 million, related to the purchase by our subsidiary of one unit from the Denver franchise partnership as part of a transfer of ownership. See Note 3 to the Consolidated Financial Statements for more information.

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

7.  Property, Equipment and Leases

Property and equipment, net, is comprised of the following (in thousands):

	2004 (as restated)	2003 (as restated)

Land	$129,153	$106,077
Buildings	278,793	225,830
Improvements	308,226	282,295
Restaurant equipment	219,399	192,976
Other equipment	79,092	74,079
Construction in progress	64,957	67,737

	1,079,620	948,994
Less accumulated depreciation and amortization	312,797	271,514

	$766,823	$677,480

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

From 1998 through July 2002, we utilized bank-financed operating lease agreements for the purpose of leasing new free-standing restaurants and the Maryville, Tennessee Restaurant Support Services Center (the “Support Services Center”).  As of June 4, 2002, we had leases financed through this program for 118 restaurants (93 of which were open at June 4, 2002) and the Support Services Center at a total original funded cost to the lessor of approximately $179.4 million for open restaurants and $29.8 million for restaurants under development.  The leases under these lease agreements were considered operating leases and as such were excluded from long-term debt on the balance sheet.  On July 26, 2002, RTI entered into a transaction to refinance its bank-financed operating lease obligations with traditional bank debt.  See Note 6 to the Consolidated Financial Statements for more information regarding this and other debt transactions which occurred in fiscal 2003.

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

As part of the restatement discussed further in Note 2 to the Consolidated Financial Statements, accounts and notes receivable, the non-current portion of which is included in other assets, were adjusted to include $2.8 million and $2.4 million of straight-lined rents receivable from sublessees as of June 1, 2004 and June 3, 2003, respectively. See Note 5 to the Consolidated Financial Statements for more information on our accounts and notes receivable.

The following table summarizes our minimum and contingent rent expense under our operating leases (in thousands):

	2004 (as restated)	2003 (as restated)	2002 (as restated)

Minimum rent	$23,436	$23,322	$31,049
Contingent rent	2,387	2,690	3,601

	$25,823	$26,012	$34,650

8.  Income Taxes

Income tax expense includes the following components (in thousands):

	2004 (as restated)	2003 (as restated)	2002 (as restated)

Current:
Federal	$36,939	$28,036	$16,125
State	3,364	2,639	(1,643)

	40,303	30,675	14,482
Deferred:
Federal	16,993	14,632	12,881
State	3,403	2,010	2,584

	20,396	16,642	15,465

	$60,699	$47,317	$29,947

Taxes payable were reduced by $15.0 million, $4.8 million, and $13.1 million in fiscal 2004, 2003, and 2002, respectively, as a result of the deductions taken on our federal and state returns when employees exercised stock options.

Deferred tax assets and liabilities are comprised of the following (in thousands):

	2004 (as restated)	2003 (as restated)

Deferred tax assets:
Employee benefits	$20,642	$18,040
Allowance for doubtful notes	1,938	2,244
Insurance reserves	6,071	5,362
Escalating minimum rents	16,272	17,083
Closed unit reserves	1,191	2,505
Deferred development fees	887	999
State net operating losses	1,063	2,289
Other	5,160	2,613

Total deferred tax assets	53,224	51,135

Deferred tax liabilities:
Depreciation	86,286	69,626
Partnership investments	4,033
Prepaid deductions	2,512	2,282
Other	2,978	2,057

Total deferred tax liabilities	95,809	73,965

Net deferred tax liability	$42,585	$22,830

We believe it is more likely than not that future tax deductions attributable to our deferred tax assets will be realized and therefore no valuation allowance has been provided.

At June 1, 2004, the Company had state net operating loss carryforwards of approximately $23.1 million which expire at varying times between fiscal 2006 and 2022.

A reconciliation from the statutory federal income tax expense to the reported income tax expense is as follows (in thousands):

	2004 (as restated)	2003 (as restated)	2002 (as restated)

Statutory federal income taxes	$59,691	$47,644	$30,920
State income taxes, net of federal income tax benefit	4,399	3,024	612
Tax credits	(3,266)	(2,584)	(2,000)
Other, net	(125)	(767)	415

	$60,699	$47,317	$29,947

9.  Employee and Postretirement Medical and Life Benefit Plans

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

On October 29, 2003, Piccadilly announced that it had filed for Chapter 11 protection in the United States Bankruptcy Court.  Piccadilly withdrew as a sponsor of the Retirement Plan, with court approval, on March 4, 2004.  See Note 11 to the Consolidated Financial Statements for further discussion of the Piccadilly bankruptcy, including the subsequent sale of Piccadilly, and its impact on our defined benefit pension plans.

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

The ultimate amount of Piccadilly liability which RTI will absorb relative to all three defined benefit pension plans will not be known until the completion of Piccadilly’s bankruptcy proceedings.  This amount could be higher or lower than the amounts accrued based on management’s estimate at June 1, 2004.  See Note 11 to the Consolidated Financial Statements for more information.

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

10.  Capital Stock and Option Plans

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

11.  Commitments and Contingencies

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

Prior to July 1, 2004, RTI also had an arrangement with a different third party whereby we could choose, in our sole discretion, to partially guarantee (up to $10.0 million in total) specific loans for new franchisee restaurant development. Should payments be required under this guarantee, RTI has certain rights to acquire the operating restaurants after the third party debt is paid.  See Note 12 to the Consolidated Financial Statements for discussion regarding the replacement of this program with a similar program featuring a smaller potential total Company guarantee.

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

As discussed in Note 9 to the Consolidated Financial Statements, on October 29, 2003, Piccadilly announced that it had signed an agreement to sell substantially all of its assets, including its restaurant operations, to a third party for $54 million. In order to implement the sale, Piccadilly filed for Chapter 11 protection in the United States Bankruptcy Court in Fort Lauderdale, Florida, that same day.

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

Employment Agreement
RTI has an employment agreement with E. Beall, III, pursuant to which Mr. Beall has agreed to serve as Chief Executive Officer of the Company until June 18, 2010.  Pursuant to this agreement, Mr. Beall is compensated at a base salary (adjusted annually based on various Company or market factors) and is also entitled to an annual bonus opportunity and a long-term incentive compensation program, which currently includes stock option grants and life insurance coverage.  Mr. Beall’s employment agreement provides for certain severance payments to be made in the event of a termination other than for cause, or a change in control.  The agreement defines the circumstances which will constitute a change in control.  If the severance payments had been due as of June 1, 2004, we would have been required to make payments totaling approximately $10.4 million.

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

12.  Subsequent Events

On July 1, 2004, RTI terminated the franchise partnership $10 million guarantee program discussed in Note 11, notified the original third party lender that it would no longer enter into additional guaranty arrangements, and entered into a similar program with a different third party lender.  In the new program, the Company’s potential guaranty liability is reduced, and the program includes better terms and lower rates for the franchisees.  RTI will honor the partial guarantees of the three loans to franchise partnerships that were in existence as of the termination of the now terminated prior $10 million guarantee program.  Under the new arrangement, qualifying franchise partnerships may collectively borrow up to $20 million for new restaurant development.  The Company will guarantee generally 15% to 20%, and in certain circumstances, up to 40% of the loan amounts, provided, however, that the total amount of RTI’s guarantee cannot exceed $8 million.  This new arrangement has a three year term that will expire on July 1, 2007, although any guarantees outstanding at that time will survive the expiration of the arrangement.  Should payments be required under the new financing arrangement, RTI has rights to acquire the operating restaurants after the third party debt is paid.  The Company does not anticipate entering into any future franchise partnership guaranty programs.

On July 14, 2004, the Company’s Board of Directors declared a semi-annual cash dividend of 2.25¢ per share payable August 9, 2004, to shareholders of record on July 26, 2004.

13.  Supplemental Quarterly Financial Data (Unaudited)

Quarterly financial results for the years ended June 1, 2004 and June 3, 2003, are summarized below.
(In thousands, except per-share data)

	For the Year Ended June 1, 2004

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

	(as reported)	(as reported)	(as reported)	(as reported)	(as reported)
Revenues	$249,852	$245,004	$270,965	$275,538	$1,041,359

Gross profit*	$67,369	$63,491	$77,971	$77,802	$286,633

Income before income taxes	$38,123	$34,173	$50,307	$48,213	$170,816
Provision for income taxes	13,610	12,131	17,902	17,164	60,807

Net income	$24,513	$22,042	$32,405	$31,049	$110,009

Earnings per share:
Basic	$0.38	$0.34	$0.49	$0.47	$1.68

Diluted	$0.37	$0.33	$0.48	$0.46	$1.64

	For the Year Ended June 1, 2004

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Revenues	$249,852	$245,004	$270,965	$275,538	$1,041,359

Gross profit*	$68,289	$64,394	$78,552	$78,207	$289,442

Income before income taxes	$38,274	$34,307	$50,119	$47,846	$170,546
Provision for income taxes	13,671	12,184	17,827	17,017	60,699

Net income	$24,603	$22,123	$32,292	$30,829	$109,847

Earnings per share:
Basic	$0.38	$0.34	$0.49	$0.47	$1.68

Diluted	$0.37	$0.33	$0.48	$0.46	$1.64

	For the Year Ended June 3, 2003

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

	(as reported)	(as reported)	(as reported)	(as reported)	(as reported)
Revenues	$222,512	$211,503	$232,856	$246,913	$913,784

Gross profit*	$50,757	$49,756	$61,119	$63,835	$225,467

Income before income taxes	$30,965	$26,969	$38,945	$38,831	$135,710
Provision for income taxes	10,776	9,384	13,553	13,513	47,226

Net income	$20,189	$17,585	$25,392	$25,318	$88,484

Earnings per share:
Basic	$0.32	$0.27	$0.40	$0.39	$1.38

Diluted	$0.31	$0.27	$0.39	$0.39	$1.36

	For the Year Ended June 3, 2003

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Revenues	$222,512	$211,503	$232,856	$246,913	$913,784

Gross profit*	$51,630	$50,629	$61,992	$64,708	$228,959

Income before income taxes	$31,064	$27,073	$39,052	$38,938	$136,127
Provision for income taxes	10,797	9,406	13,577	13,537	47,317

Net income	$20,267	$17,667	$25,475	$25,401	$88,810

Earnings per share:
Basic	$0.32	$0.27	$0.40	$0.40	$1.39

Diluted	$0.31	$0.27	$0.39	$0.39	$1.36

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

We have audited the accompanying consolidated balance sheets of Ruby Tuesday, Inc. and subsidiaries (the Company) as of June 1, 2004 and June 3, 2003, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended June 1, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements for each of the years in the three-year period ended June 1, 2004.

/s/ KPMG LLP
Louisville, Kentucky July 7, 2004, except as to Note 12, which is as of July 14, 2004, and Note 2, which is as of April 18, 2005

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. That valuation included consideration of the views expressed in the SEC’s letter of February 7, 2005 to the American Institute of Certified Public Accountants (“the SEC Letter”) in which the SEC staff clarified its interpretations of certain generally accepted accounting principles related to leasehold improvements, rent holidays and landlord/tenant incentives. Prior to the SEC Letter, we believed that our lease accounting was consistent with generally accepted accounting principles. Our belief was supported by the fact that most others in our industry similarly interpreted the lease accounting principles at issue. However, based on the clarifications expressed in the SEC Letter which resulted in the restatement discussed further in Note 2 to the Consolidated Financial Statements, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as of June 1, 2004 in providing them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended. As of the date of this filing, the Company believes its disclosure controls and procedures are effective.

     (b) Changes in Internal Controls over Financial Reporting

The Company has not identified any change in its internal control over financial reporting that occurred during the fourth quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and
Reports on Form 8-K

(a) The following documents are filed as part of this report:

1. Financial Statements:

The financial statements of the Company and its subsidiaries are listed in the accompanying “Index to Consolidated Financial Statements” on page 29.

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

3. Exhibits:

The exhibits filed with or incorporated by reference in this report are listed on the Exhibit Index beginning on page 66.

(b)	Reports on Form 8-K:

We furnished a Current Report on Form 8-K on April 6, 2004, which included our press release announcing our financial results for the quarter ended March 2, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.

Date: April 26, 2005	By:	/s/ Samuel E. Beall, III

Samuel E. Beall, III Chairman of the Board, President and Chief Executive Officer

RUBY TUESDAY, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended, of Ruby Tuesday, Inc. (1)

3.2	Bylaws, as amended, of Ruby Tuesday, Inc. +

4.1	Specimen Common Stock Certificate. (1)

4.2	Articles of Incorporation, as amended, of Ruby Tuesday, Inc. (filed as Exhibit 3.1 hereto).

4.3	Bylaws, as amended, of Ruby Tuesday, Inc. (filed as Exhibit 3.2 hereto).

10.1	Ruby Tuesday, Inc. Executive Supplemental Pension Plan, restated as of July 1, 1999.* (2)

10.2	First Amendment, dated as of April 9, 2001, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan.* (3)

10.3	Second Amendment, dated as of April 10, 2002, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan.* (4)

10.4	Third Amendment, dated as of September 18, 2003, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan.* (5)

10.5	Fourth Amendment, dated as of June 29, 2004, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan.* +

10.6	Morrison Restaurants Inc. Stock Incentive and Deferred Compensation Plan for Directors together with First Amendment, dated as of June 29, 1995.* (6)

10.7	Form of Second Amendment to Stock Incentive and Deferred Compensation Plan for Directors.* (7)

10.8	Form of Third Amendment to Stock Incentive and Deferred Compensation Plan for Directors.* (8)

10.9	Fourth Amendment, dated as of July 8, 2002, to the Stock Incentive and Deferred Compensation Plan for Directors.* (9)

10.10	Ruby Tuesday, Inc. 2003 Stock Incentive Plan (formerly the 1996 Non-Executive Stock Incentive Plan (formerly the Morrison Restaurants Inc. 1993 Non-Executive Stock Incentive Plan)).* + (10)

10.11	Reserved

10.12	Reserved

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

10.66	Third Amendment to the Revolving Credit and Term Loan Agreement dated as of October 7, 2003. (66)

10.67	Note Purchase Agreement, dated as of April 3, 2003, by and among Ruby Tuesday, Inc. and the Purchasers, together with forms of notes and subsidiary guaranty agreement. (67)

10.68	First Amendment, dated as of October 1, 2003, to Note Purchase Agreement, dated as of April 1, 2003, by and among Ruby Tuesday, Inc. and the Purchasers. (68)

10.69	Reserved

10.70	Reserved

10.71	Reserved

21.1	Subsidiaries of Ruby Tuesday, Inc. +

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm for Ruby Tuesday, Inc. for the fiscal years ended June 1, 2004, June 3, 2003 and June 4, 2002.

31.1	Certification of Samuel E. Beall, III, Chairman of the Board, President and Chief Executive Officer.

31.2	Certification of Marguerite N. Duffy, Senior Vice President, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Footnote	Description

*	Management contract or compensatory plan or arrangement.

+	Previously filed.

(1)	Incorporated by reference to Exhibit of the same number to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

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