Form 10-Q/A
period 2004-08-31
RUBY TUESDAY INC
filed 2005-05-04
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
[Amendment No. 1]

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

Explanatory Note

The purpose of this amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of Ruby Tuesday, Inc. for the quarterly period ended August 31, 2004 is to restate our condensed consolidated financial statements for the 13 weeks ended August 31, 2004 and September 2, 2003, including our condensed consolidated balance sheet as of August 31, 2004, and related disclosures, as described in Note B to the condensed consolidated financial statements. Additional information about the decision to restate these financial statements can be found in our Current Report on Form 8-K, filed with the SEC on April 11, 2005.

For the convenience of the reader, this Form 10-Q/A includes all of the information contained in the original report on Form 10-Q, and no attempt has been made in this Form 10-Q/A to modify or update the disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. The Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on October 8, 2004. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

  Part I - Item 1 - Financial Information
  Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
  Part I - Item 4 - Controls and Procedures

We have not amended and do not intend to amend our previously filed Quarterly Report on Form 10-Q for the quarterly period ended September 2, 2003. For this reason, the condensed consolidated financial statements and related financial information contained in that prior report should no longer be relied upon. The condensed consolidated balance sheet as of June 1, 2004 reflects the balances presented in our Form 10-K/A filed with the Securities and Exchange Commission on April 26, 2005.

Description of Restatement

The Company recently reviewed its lease and sublease accounting and determined that it was appropriate to restate its consolidated financial statements for the fiscal years 2002 through 2004 and for the first and second quarters of fiscal 2005 and 2004 and the third fiscal quarter of fiscal 2004. These adjustments relate to lease accounting matters, including those discussed by the Securities and Exchange Commission (“SEC”) in its February 7, 2005 letter (“SEC Letter”) to the American Institute of Certified Public Accountants (“AICPA”). In the SEC Letter, the SEC expressed its views on the amortization of leasehold improvements, rent holidays, and landlord/tenant incentives.

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

As a result of the above items, the cumulative effect of the restatement through the quarter ended August 31, 2004 was an increase in sublease receivable of $2.9 million, property and equipment of $12.6 million, and the deferred rent liability of approximately $32.7 million. In addition, the net deferred income tax liability as of the quarter ended August 31, 2004 decreased by approximately $6.9 million, and retained earnings as of the quarter ended August 31, 2004 decreased by approximately $10.4 million. Rent expense for the 13 weeks ended August 31, 2004 and September 2, 2003 decreased by approximately $0.7 million and $0.9 million, respectively. Depreciation expense for the 13 weeks ended August 31, 2004 and September 2, 2003 increased by $0.9 million and $0.8 million, respectively.

   RUBY TUESDAY, INC.

   INDEX

Page
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
AUGUST 31, 2004 AND JUNE 1, 2004	5
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN WEEKS ENDED
AUGUST 31, 2004 AND SEPTEMBER 2, 2003	6
CONDENSED CONSOLIDATED STATEMENTS OF CASH
FLOWS FOR THE THIRTEEN WEEKS
ENDED AUGUST 31, 2004 AND SEPTEMBER 2, 2003	7
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS	8-15
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS	16-23
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK	24
ITEM 4. CONTROLS AND PROCEDURES	24-25
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	26
ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF
EQUITY SECURITIES	26
ITEM 6. EXHIBITS	27
SIGNATURES	28

 PART I — FINANCIAL INFORMATION
ITEM 1.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)

	AUGUST 31, 2004	JUNE 1, 2004
	(as restated)	(NOTES A& B)
	(NOTE B)
Assets
Current assets:
Cash and short-term investments	$ 6,902	$ 19,485
Accounts and notes receivable	10,348	10,089
Inventories:
Merchandise	8,585	8,068
China, silver and supplies	5,519	5,579
Income tax receivable	--	2,941
Deferred income taxes	3,204	3,599
Prepaid rent and other expenses	10,389	8,623
Assets held for sale	3,943	3,030
Total current assets	48,890	61,414
Property and equipment, net	783,282	766,823
Goodwill	7,845	7,845
Notes receivable, net	32,494	33,366
Other assets	68,601	66,987
Total assets	$ 941,112	$ 936,435

Liabilities & shareholders' equity
Current liabilities:
Accounts payable	$ 34,105	$ 37,416
Accrued liabilities:
Taxes, other than income taxes	13,711	13,070
Payroll and related costs	9,502	18,021
Insurance	7,053	6,332
Rent and other	21,359	19,362
Income tax payable	10,970	--
Current portion of long-term debt	455	518
Total current liabilities	97,155	94,719
Long-term debt	164,883	168,087
Deferred income taxes	46,027	46,184
Deferred escalating minimum rent	38,309	38,725
Other deferred liabilities	72,751	72,189
Total liabilities	419,125	419,904
Shareholders' equity:
Common stock, $0.01 par value; (authorized 100,000
shares; issued 64,837 @ 8/31/04; 65,549 @ 6/1/04)	648	655
Capital in excess of par value	1,983	16,455
Retained earnings	528,258	508,323
Deferred compensation liability payable in
Company stock	5,065	4,821
Company stock held by Deferred Compensation Plan	(5,065)	(4,821)
Accumulated other comprehensive loss	(8,902)	(8,902)
	521,987	516,531
Total liabilities & shareholders' equity	$ 941,112	$ 936,435

The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER-SHARE DATA)

	THIRTEEN WEEKS ENDED
	AUGUST 31, 2004	SEPTEMBER 2, 2003
	(as restated) (NOTE B)	(as restated) (NOTE B)
Revenue:
Restaurant sales and operating revenue	$ 262,854	$ 245,774
Franchise revenue	4,669	4,078
	267,523	249,852
Operating costs and expenses:
Cost of merchandise	67,335	63,341
Payroll and related costs	80,103	77,688
Other restaurant operating costs	45,576	40,534
Depreciation and amortization	15,562	13,656
Selling, general and administrative,
net of support service fee income
totaling $4,531 in 2005 and $4,110
in 2004	14,828	16,080
Equity in earnings of unconsolidated
franchises	(1,764)	(1,071)
Interest expense, net	592	1,350
	222,232	211,578
Income before income taxes	45,291	38,274
Provision for income taxes	16,204	13,671
Net income	$ 29,087	$ 24,603

Earnings per share:
Basic	$ 0.45	$ 0.38

Diluted	$ 0.44	$ 0.37

Weighted average shares:
Basic	65,244	64,809

Diluted	66,526	66,170

Cash dividends declared per share	2.25¢	2.25¢

The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	THIRTEEN WEEKS ENDED
	AUGUST 31, 2004	SEPTEMBER 2, 2003
	(as restated) (NOTE B)	(as restated) (NOTE B)
Operating activities:
Net income	$ 29,087	$ 24,603
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	15,562	13,656
Amortization of intangibles	39	39
Deferred income taxes	238	3,133
Loss on impairment and disposition of assets	443	43
Loss on derivatives	--	(10)
Equity in earnings of unconsolidated franchises	(1,764)	(1,071)
Other	49	11
Changes in operating assets and liabilities:
Receivables	547	4,531
Inventories	(457)	(137)
Income tax payable/receivable	13,911	2,984
Prepaid and other assets	(1,655)	416
Accounts payable, accrued and other liabilities	(8,325)	7,571
Net cash provided by operating activities	47,675	55,769
Investing activities:
Purchases of property and equipment	(33,903)	(43,735)
Acquisition of an additional 49% interest in
unconsolidated franchises	--	(2,000)
Distributions received from unconsolidated
franchises	710	492
Proceeds from disposal of assets	570	3,275
Payoff of company-owned life insurance policy loans	--	(5,884)
Other, net	(688)	(1,560)
Net cash used by investing activities	(33,311)	(49,412)
Financing activities:
Principal payments on long-term debt	(3,267)	(158)
Proceeds from issuance of stock	2,983	8,025
Stock repurchases	(25,191)	--
Dividends paid	(1,472)	(1,459)
Net cash (used) / provided by financing activities	(26,947)	6,408
(Decrease)/increase in cash and
short-term investments	(12,583)	12,765
Cash and short-term investments:
Beginning of year	19,485	8,662
End of quarter	$ 6,902	$ 21,427

Supplemental disclosure of cash flow information:
Cash paid for:
Interest (net of amount capitalized)	$ (283)	$ 871
Income taxes, net	$ 1,211	$ 4,808

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

For further information, refer to the consolidated financial statements and footnotes thereto included in RTI’s Annual Report on Form 10-K for the fiscal year ended June 1, 2004. As a result of the lease adjustments discussed in Note B below, certain information included in that Form 10-K has been restated in Form 10-K/A, which was filed with the Securities and Exchange Commission on April 26, 2005.

NOTE B – RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

This Note should be read in conjunction with Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 1, 2004.

The Company recently reviewed its lease and sublease accounting and determined that it was appropriate to restate its consolidated financial statements for the fiscal years 2002 through 2004 and for the first and second quarters of fiscal 2005 and 2004 and the third fiscal quarter of fiscal 2004. These adjustments related to lease accounting matters, including those discussed by the Securities and Exchange Commission (“SEC”) in its February 7, 2005 letter (“SEC Letter”) to the American Institute of Certified Public Accountants (“AICPA”). In the SEC Letter, the SEC expressed its views on the amortization of leasehold improvements, rent holidays and landlord/tenant incentives.

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

Subsequent to the issuance of the SEC letter, we undertook a review of our accounting policies relative to rent holidays and landlord/tenant incentives. With regard to rent holidays, the adjustment described below changes our accounting practices to expense straight-line rent from the point at which the Company takes control and possession of a leased site (generally at the beginning of construction). Previously, the Company began straight-lining of rent at the earlier of the dates actual rent payments commenced or the opening of the unit. The below adjustments also include entries to reclassify incentives received from landlords to deferred escalating minimum rent from property and equipment. In addition to the $7.5 million increased rent expense recorded during our second fiscal quarter, we identified further cumulative pre-tax adjustments of $10.1 million ($7.1 million related to the rent holiday adjustment with the remainder attributable to the reclassification of landlord/tenant incentives).

The Company is correcting these errors through restatement of its consolidated financial statements first reported on Form 10-K for the fiscal year ended June 1, 2004 and on Forms 10-Q for the fiscal quarters ended August 31, 2004 and November 30, 2004. On April 26, 2005, RTI filed a Form 10-K/A for the fiscal year ended June 1, 2004. The condensed consolidated balance sheet as of June 1, 2004 contained herein reflects all adjustments included in that Form 10-K/A.

The impacts of these restatement adjustments on the condensed consolidated financial statements are summarized below (in thousands):

CONDENSED CONSOLIDATED BALANCE SHEET
SUMMARY OF RESTATEMENT IMPACTS
AS OF AUGUST 31, 2004
(IN THOUSANDS)

	Previously Reported	Adjustments	As Restated
Accounts and notes receivable	$ 10,223	$ 125	$ 10,348
Deferred income taxes	1,592	1,612	3,204

Total current assets	47,153	1,737	48,890

Property and equipment, net	770,708	12,574	783,282
Other assets	65,872	2,729	68,601
Total assets	$ 924,072	$ 17,040	$ 941,112

Rent and other	$ 17,187	$ 4,172	$ 21,359

Total current liabilities	92,983	4,172	97,155

Deferred income taxes	51,275	(5,248)	46,027
Deferred escalating minimum rent	9,773	28,536	38,309

Total liabilities	391,665	27,460	419,125

Retained earnings	538,678	(10,420)	528,258
Total liabilities and shareholders’ equity	$ 924,072	$ 17,040	$ 941,112

CONDENSED CONSOLIDATED STATEMENT OF INCOME
SUMMARY OF RESTATEMENT IMPACTS
FOR THE 13 WEEKS ENDED AUGUST 31, 2004
(IN THOUSANDS EXCEPT PER-SHARE DATA)

	Previously Reported	Adjustments	As Restated
Other restaurant operating costs	$ 46,229	$ (653)	$ 45,576
Depreciation and amortization	14,632	930	15,562
Income before income taxes	$ 45,568	$ (277)	$ 45,291
Provision for income taxes	16,314	(110)	16,204
Net income	$ 29,254	$ (167)	$ 29,087

Earnings per share:
Basic	$ 0.45		$ 0.45
Diluted	$ 0.44		$ 0.44

CONDENSED CONSOLIDATED STATEMENT OF INCOME
SUMMARY OF RESTATEMENT IMPACTS
FOR THE 13 WEEKS ENDED SEPTEMBER 2, 2003
(IN THOUSANDS EXCEPT PER-SHARE DATA)

	Previously Reported	Adjustments	As Restated
Other restaurant operating costs	$ 41,454	$ (920)	$ 40,534
Depreciation and amortization	12,887	769	13,656
Income before income taxes	$ 38,123	$ 151	$ 38,274
Provision for income taxes	13,610	61	13,671
Net income	$ 24,513	$ 90	$ 24,603

Earnings per share:
Basic	$ 0.38		$ 0.38
Diluted	$ 0.37		$ 0.37

The restatement adjustments did not affect total cash flows provided by or used in operating, investing or financing activities for the 13 weeks ended August 31, 2004 and September 2, 2003. No landlord/tenant incentives were received during the 13 weeks ended August 31, 2004 or September 2, 2003.

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

Stock options with an exercise price greater than the average market price of our common stock do not impact the computation of diluted earnings per share. For the 13 weeks ended August 31, 2004 and September 2, 2003, there were 2.1 million and 1.7 million unexercised options, respectively, that were excluded from the computation of diluted earnings per share.

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

Thirteen Weeks Ended
	August 31, 2004	September 2, 2003
	(as restated)	(as restated)
Net income, as reported	$ 29,087	$ 24,603

Less: Stock-based employee compensation
expense determined under fair value based
method for all awards, net of income tax expense
	4,422	2,471

Pro forma net income	$ 24,665	$ 22,132

Basic earnings per share

As reported	$ 0.45	$ 0.38
Pro forma	$ 0.38	$ 0.34

Diluted earnings per share

As reported	$ 0.44	$ 0.37
Pro forma	$ 0.37	$ 0.33

NOTE E – ACCOUNTS AND NOTES RECEIVABLE

Notes receivable from franchise partnerships generally arise when Company-owned restaurants are sold to franchise partnerships (“refranchised”). These notes generally allow for deferral of interest during the first one to three years and require the payment of interest only for up to six years from the inception of the note. As of August 31, 2004, all the franchise partnerships were making interest and/or principal payments on a monthly basis in accordance with the terms of these notes. All but one of the refranchising notes accrue interest at 10.0% per annum. The remaining note was eliminated upon the acquisition of the New York franchise subsequent to quarter-end. See Note L to the Condensed Consolidated Financial Statements for more information.

Amounts reflected for long-term notes receivable at August 31, 2004 and June 1, 2004 are net of a $5.7 million allowance for doubtful notes.

NOTE F – PROPERTY AND EQUIPMENT, NET

Property and equipment, net, is comprised of the following (in thousands):

	August 31, 2004	June 1, 2004
	(as restated)
Land	$ 133,390	$ 129,153
Buildings	288,636	278,793
Improvements	311,185	308,226
Restaurant equipment	224,816	219,399
Other equipment	79,426	79,092
Construction in progress	69,996	64,957
	1,107,449	1,079,620
Less accumulated depreciation and amortization	324,167	312,797
	$ 783,282	$ 766,823

NOTE G – OTHER DEFERRED LIABILITIES

Other deferred liabilities at August 31, 2004 and June 1, 2004 included $20.7 million and $20.5 million, respectively, for the liability due to participants in our Deferred Compensation Plan and $17.9 million and $17.5 million, respectively, for the liability due to participants of the Company’s Executive Supplemental Pension Plan.

NOTE H – FRANCHISE PROGRAMS

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

In September, 2004, RTI entered into a memorandum of understanding to acquire one unit from the RT Northern California, LLC franchise (“RT Northern California”). See Note L to the Condensed Consolidated Financial Statements for more information regarding these transactions.

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

	Thirteen weeks ended
	August 31, 2004	September 2, 2003
	(as restated)	(as restated)
Net income	$29,087	$24,603
Other comprehensive income:
Unrecognized gain on interest rate swaps:
Change in current period market value	--	10
Losses reclassified into the condensed consolidated
statement of income, net of tax	--	296
Total comprehensive income	$29,087	$24,909

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

NOTE K – GUARANTEES

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

As of August 31, 2004, the amounts guaranteed under the first two facilities were $16.1 million and $1.2 million, respectively. No loans have been made under the newest program. Unless extended, guarantees under these programs expire at various dates from October 2004 and September 2009, respectively. To the best of our knowledge, all of the franchise partnerships are current in the payment of their obligations due under these credit facilities. We have recorded a liability totaling $1.0 million related to the $16.1 million of these guarantees which originated or were modified after the effective date of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” With the exception of $0.5 million which represents a loss estimated on the guarantee of RT Northern California’s revolving line-of-credit, all other amounts were determined based on amounts to be received from the franchise partnerships as consideration for the guarantees. We believe these amounts approximate the fair value of the guarantees. See Note L to the Condensed Consolidated Financial Statements for more information on the estimated loss on RT Northern California’s line-of-credit.

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

NOTE L – SUBSEQUENT EVENTS

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

As discussed further in Note B to the Condensed Consolidated Financial Statements, the Company recently reviewed its lease and sublease accounting and determined that it was appropriate to restate its consolidated financial statements for the fiscal years 2002 through 2004 and for the first and second quarters of fiscal 2005 and 2004 and the third fiscal quarter of fiscal 2004. These restatement adjustments related to lease accounting matters, including those discussed in a letter dated February 7, 2005 to the American Institute of Certified Public Accountants ("SEC Letter"). In the SEC Letter, the SEC expressed its views on the amortization of leasehold improvements, rent holidays and landlord/tenant incentives. On April 26, 2005, RTI filed a Form 10-K/A for the fiscal year ended June 1, 2004.

The impact of the restatement to the condensed consolidated statements of income and of cash flows for the 13-week periods ended August 31, 2004 and September 2, 2003 and the consolidated balance sheet as of August 31, 2004 is presented in Note B to the Condensed Consolidated Financial Statements. As a result of the entries, rent expense, which is included in Other Restaurant Operating Costs in our consolidated statements of income, decreased $0.7 million and $0.9 million for the 13 weeks ended August 31, 2004 and September 2, 2003, respectively. Depreciation expense for those same periods increased $0.9 million and $0.8 million, respectively. The restatement had no impact on previously reported diluted earnings per share for the 13 week periods ended August 31, 2004 and September 2, 2003. The restatement had no impact on our previously reported revenues, cash balances or compliance with any debt covenants.

The following is an overview of our results of operations for the 13 week period ended August 31, 2004.

Net income increased 18% to $29.1 million, or $0.44 per share — diluted, for the 13 weeks ended August 31, 2004 compared to $24.6 million, or $0.37 per share — diluted, for the same quarter of the previous year.

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

	Thirteen weeks ended
	August 31, 2004	September 2, 2003
	(as restated)	(as restated)
Revenue:
Restaurant sales and operating revenue	98.3%	98.4%
Franchise revenue	1.7	1.6
Total revenue	100.0	100.0
Operating costs and expenses:
Cost of merchandise (1)	25.6	25.8
Payroll and related costs (1)	30.5	31.6
Other restaurant operating costs (1)	17.3	16.5
Depreciation and amortization (1)	5.9	5.6
Selling, general and administrative, net	5.5	6.4
Equity in earnings of unconsoli-
dated franchises	(0.7)	(0.4)
Interest expense, net	0.2	0.5
Income before income taxes	16.9	15.3
Provision for income taxes	6.1	5.5
Net income	10.9%	9.8%

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

We estimate that approximately 47 to 52 additional Company-owned Ruby Tuesday restaurants will be opened during the remainder of fiscal 2005, exclusive of 34 units acquired from franchisees subsequent to August 31, 2004 (see Note L to the Condensed Consolidated Financial Statements for more information on these acquisitions). See the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of how we expect to finance the development of these new restaurants as well as the restaurants we expect to open in subsequent fiscal years.

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

Pre-tax Income

Pre-tax income increased by $7.0 million to $45.3 million (an 18.3% increase) for the 13 weeks ended August 31, 2004, over the corresponding period of the prior year. This increase is primarily due to the increases in the number of units and franchise revenue and increased income from our equity in earnings of unconsolidated franchises, along with a reduction, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of cost of merchandise, payroll and related costs, selling, general and administrative expenses, net, and interest expense, net, offset by higher depreciation and amortization and other restaurant operating costs.

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

Other Restaurant Operating Costs

Other restaurant operating costs increased $5.0 million (12.4%) for the 13-week period ended August 31, 2004, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, these costs increased from 16.5% to 17.3%. The increase for the 13-week period was primarily due to an increase in repairs and maintenance expense due to our intense focus on our facilities program which constantly addresses the image of our restaurants. In addition, we recorded a loss on the disposal of fixed assets in the current year versus a gain in the prior year, a loss on our guarantee of the RT Northern California revolving credit facility (see Notes K and L to the Condensed Consolidated Financial Statements for more information), and incurred higher electricity costs in the current year. This activity was offset by lower general liability insurance expense due to favorable claims experience.

Depreciation and Amortization

Depreciation and amortization increased $1.9 million (14.0%) for the 13-week period ended August 31, 2004, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, these expenses increased from 5.6% to 5.9% due to lower average unit volumes due to the decrease in same store sales and accelerated depreciation on eight units expected to be closed at the end of their primary lease terms.

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

Our working capital deficiency and current ratio for the 13 week period ended August 31, 2004 were $48.3 million and 0.5:1, respectively. As is common in the restaurant industry, we carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset) and receivable and inventory levels are generally not significant.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q/A contains various “forward-looking statements,” which represent the Company’s expectations or beliefs concerning future events, including the following (relating to both Company-owned and franchised operations): future financial performance and unit growth, future capital expenditures, future borrowings and repayment of debt, and payment of dividends. The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from those included in the forward-looking statements, including, without limitation, the following: consumer spending trends and habits; mall-traffic trends; increased competition in the casual dining restaurant market; weather conditions in the regions in which Company-owned and franchised restaurants are operated; consumers’ acceptance of our development prototypes; laws and regulations affecting labor and employee benefit costs; costs and availability of food and beverage inventory; our ability to attract qualified managers, franchisees and team members; changes in the availability of capital; impact of adoption of new accounting standards; and general economic conditions.

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

ITEM 4.

CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. That valuation included consideration of the views expressed in the SEC’s letter of February 7, 2005 to the American Institute of Certified Public Accountants (“the SEC Letter”) in which the SEC staff clarified its interpretations of certain generally accepted accounting principles related to leasehold improvements, rent holidays and landlord/tenant incentives. Prior to the SEC Letter, we believed that our lease accounting was consistent with generally accepted accounting principles. Our belief was supported by the fact that most others in our industry similarly interpreted the lease accounting principles at issue. However, based on the clarifications expressed in the SEC Letter which resulted in the restatement discussed further in Note B, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as of August 31, 2004 in providing them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended. As of the date of this filing, the Company believes its disclosure controls and procedures are effective.

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

RUBY TUESDAY, INC.
(Registrant)

Date: May 4, 2005	BY: /s/ MARGUERITE N. DUFFY —————————————— Marguerite N. Duffy Senior Vice President and Chief Financial Officer