Form 10-Q/A
period 2004-11-30
RUBY TUESDAY INC
filed 2005-05-04
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
[Amendment No.1]

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

Explanatory Note

The purpose of this amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of Ruby Tuesday, Inc. for the quarterly period ended November 30, 2004 is to restate our condensed consolidated financial statements for the 13 and 26 weeks ended November 30, 2004 and December 2, 2003, including our condensed consolidated balance sheet as of November 30, 2004, and related disclosures, as described in Note B to the condensed consolidated financial statements. Additional information about the decision to restate these financial statements can be found in our Current Report on Form 8-K, filed with the SEC on April 11, 2005.

For the convenience of the reader, this Form 10-Q/A includes all of the information contained in the original report on Form 10-Q, and no attempt has been made in this Form 10-Q/A to modify or update the disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. The Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on January 10, 2005. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

  Part I - Item 1 - Financial Information
  Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
  Part I - Item 4 - Controls and Procedures

We have not amended and do not intend to amend our previously filed Quarterly Report on Form 10-Q for the quarterly period ended December 2, 2003. For this reason, the condensed consolidated financial statements and related financial information contained in that prior report should no longer be relied upon. The condensed consolidated balance sheet as of June 1, 2004 reflects the balances presented in our Form 10-K/A filed with the Securities and Exchange Commission on April 26, 2005.

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

As a result of the above items, the cumulative effect of the restatement through the quarter ended November 30, 2004 was an increase in sublease receivable of $0.2 million, property and equipment of $11.8 million, and the deferred rent liability of approximately $21.8 million. In addition, the net deferred income tax liability as of the quarter ended November 30, 2004 decreased by approximately $3.9 million, and retained earnings as of the quarter ended November, 30, 2004 decreased by approximately $5.8 million. Rent expense for the 13 weeks ended November 30, 2004 and December 2, 2003 decreased by approximately $8.3 million and $0.9 million, respectively. Depreciation expense for each of the 13 weeks ended November 30, 2004 and December 2, 2003 increased by $0.8 million. Rent expense for the 26 weeks ended November 30, 2004 and December 2, 2003 decreased by approximately $9.0 million and $1.8 million, respectively. Depreciation expense for the 26 weeks ended November 30, 2004 and December 2, 2003 increased by $1.7 million and $1.5 million, respectively. The reductions in rent expense for the 13 and 26 week periods ended November 30, 2004 are primarily attributable to the reversal of the original $7.5 million adjustment referred to above.

   RUBY TUESDAY, INC.

 PART I — FINANCIAL INFORMATION
ITEM 1.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)

	NOVEMBER 30, 2004	JUNE 1, 2004
	(as restated)	(NOTES A & B)
	(NOTE B)
Assets
Current assets:
Cash and short-term investments	$ 6,668	$ 19,485
Accounts and notes receivable	9,103	10,089
Inventories:
Merchandise	10,124	8,068
China, silver and supplies	6,342	5,579
Income tax receivable	6,834	2,941
Deferred income taxes	2,485	3,599
Prepaid rent and other expenses	9,942	8,623
Assets held for sale	3,944	3,030
Total current assets	55,442	61,414
Property and equipment, net	840,977	766,823
Goodwill	12,559	7,845
Notes receivable, net	29,719	33,366
Other assets	66,339	66,987
Total assets	$1,005,036	$ 936,435

Liabilities & shareholders' equity
Current liabilities:
Accounts payable	$ 37,306	$ 37,416
Accrued liabilities:
Taxes, other than income taxes	10,622	13,070
Payroll and related costs	11,587	18,021
Insurance	6,314	6,332
Rent and other	17,841	19,362
Current portion of long-term debt, including capital leases	2,028	518
Total current liabilities	85,698	94,719
Long-term debt and capital leases, less current maturities	239,264	168,087
Deferred income taxes	44,452	46,184
Deferred escalating minimum rent	37,846	38,725
Other deferred liabilities	75,099	72,189
Total liabilities	482,359	419,904
Shareholders' equity:
Common stock, $0.01 par value; (authorized 100,000
shares; issued 64,106 @ 11/30/04; 65,549 @ 6/1/04)	641	655
Capital in excess of par value	1,293	16,455
Retained earnings	529,645	508,323
Deferred compensation liability payable in
Company stock	5,310	4,821
Company stock held by Deferred Compensation Plan	(5,310)	(4,821)
Accumulated other comprehensive loss	(8,902)	(8,902)
	522,677	516,531
Total liabilities & shareholders' equity	$1,005,036	$ 936,435

The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER-SHARE DATA)

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	NOVEMBER 30, 2004	DECEMBER 2, 2003	NOVEMBER 30, 2004	DECEMBER 2, 2003
	(as restated) (NOTE B)	(as restated) (NOTE B)	(as restated) (NOTE B)	(as restated) (NOTE B)
Revenue:
Restaurant sales and operating revenue	$254,664	$ 240,966	$ 517,518	$ 486,740
Franchise revenue	3,554	4,038	8,223	8,116
	258,218	245,004	525,741	494,856
Operating costs and expenses:
Cost of merchandise	66,708	62,255	134,043	125,596
Payroll and related costs	81,089	77,890	161,192	155,578
Other restaurant operating costs	44,225	40,465	89,801	80,999
Depreciation and amortization	16,844	14,084	32,406	27,740
Selling, general and administrative,
net of support service fee income
for the thirteen and twenty-six week
periods totaling $3,457 and $7,989 in
fiscal 2005, and $4,106 and $8,216 in
fiscal 2004, respectively	17,701	15,036	32,529	31,116
Equity in losses (earnings) of
unconsolidated franchises	219	(198)	(1,545)	(1,269)
Interest expense, net	1,167	1,165	1,759	2,515
	227,953	210,697	450,185	422,275
Income before income taxes	30,265	34,307	75,556	72,581
Provision for income taxes	10,551	12,184	26,755	25,855
Net income	$ 19,714	$ 22,123	$ 48,801	$ 46,726

Earnings per share:
Basic	$ 0.30	$ 0.34	$ 0.75	$ 0.72

Diluted	$ 0.30	$ 0.33	$ 0.74	$ 0.70

Weighted average shares:
Basic	64,603	65,243	64,923	65,026

Diluted	65,636	66,884	66,081	66,527

Cash dividends declared per share	--	--	2.25¢	2.25¢

The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	TWENTY-SIX WEEKS ENDED
	NOVEMBER 30, 2004	DECEMBER 2, 2003
	(as restated) (NOTE B)	(as restated) (NOTE B)
Operating activities:
Net income	$ 48,801	$ 46,726
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	32,406	27,740
Amortization of intangibles	32	56
Deferred income taxes	(618)	3,435
(Gain)/loss on impairment and disposition of assets	(666)	316
Equity in earnings of unconsolidated franchises	(1,545)	(1,269)
Other	61	53
Changes in operating assets and liabilities:
Receivables	4,278	2,373
Inventories	(1,834)	(2,470)
Income tax payable/receivable	(3,893)	(5,446)
Prepaid and other assets	(3,842)	93
Accounts payable, accrued and other liabilities	(10,881)	7,282
Net cash provided by operating activities	62,299	78,889
Investing activities:
Purchases of property and equipment	(73,169)	(75,624)
Acquisition of franchise entities	(8,243)	--
Acquisition of an additional 49% interest in
unconsolidated franchises	--	(2,000)
Distributions received from unconsolidated franchises	1,055	1,038
Proceeds from disposal of assets, including investments in unconsolidated
subsidiaries	2,749	3,304
Payoff of company-owned life insurance policy loans	--	(5,884)
Other, net	(2,593)	(3,385)
Net cash used by investing activities	(80,201)	(82,551)
Financing activities:
Proceeds from long-term debt	57,300	--
Payments on long-term debt	(9,501)	(5,299)
Proceeds from issuance of stock	5,564	21,528
Stock repurchases	(46,806)	--
Dividends paid	(1,472)	(1,459)
Net cash provided by financing activities	5,085	14,770
(Decrease)/increase in cash and
short-term investments	(12,817)	11,108
Cash and short-term investments:
Beginning of year	19,485	8,662
End of quarter	$ 6,668	$ 19,770

Supplemental disclosure of cash flow information:
Cash paid for:
Interest (net of amount capitalized)	$ 3,664	$ 4,923
Income taxes, net	$ 29,237	$ 20,107

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

NOTE B – RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FNANCIAL STATEMENTS

This Note should be read in conjunction with Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 1, 2004.

The Company recently reviewed its lease and sublease accounting and determined that it was appropriate to restate its consolidated financial statements for the fiscal years 2002 through 2004 and for the first and second quarters of fiscal 2005 and 2004 and the third fiscal quarter of fiscal 2004. These adjustments related to lease accounting matters, including those discussed by the Securities and Exchange Commission (“SEC”) in its February 7, 2005 letter (the "SEC Letter") to the American Institute of Certified Public Accountants (“AICPA”). In the SEC Letter, the SEC expressed its views on the amortization of leasehold improvements, rent holidays and landlord/tenant incentives.

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

The impacts of these restatement adjustments on the condensed consolidated financial statements are summarized below (in thousands):

CONDENSED CONSOLIDATED BALANCE SHEET
SUMMARY OF RESTATEMENT IMPACTS
AS OF NOVEMBER 30, 2004
(IN THOUSANDS)

	Previously Reported	Adjustments	As Restated
Accounts and notes receivable	$ 9,108	$ (5)	$ 9,103
Deferred income taxes	1,087	1,398	2,485
Total current assets	54,049	1,393	55,442

Property and equipment, net	829,200	11,777	840,977
Other assets	66,135	204	66,339
Total assets	$ 991,662	$ 13,374	$1,005,036

Rent and other	$ 14,466	$ 3,375	$ 17,841
Total current liabilities	82,323	3,375	85,698

Deferred income taxes	47,003	(2,551)	44,452
Deferred escalating minimum rent	19,475	18,371	37,846
Total liabilities	463,164	19,195	482,359

Retained earnings	535,466	(5,821)	529,645
Total liabilities and shareholders’ equity	$ 991,662	$ 13,374	$1,005,036

CONSOLIDATED STATEMENT OF INCOME
SUMMARY OF RESTATEMENT IMPACTS
FOR THE 13 WEEKS ENDED NOVEMBER 30, 2004
(IN THOUSANDS EXCEPT PER-SHARE DATA)

	Previously Reported	Adjustments	As Restated
Other restaurant operating costs	$ 52,532	$ (8,307)	$ 44,225
Depreciation and amortization	16,047	797	16,844
Income before income taxes	$ 22,755	$ 7,510	$ 30,265
Provision for income taxes	7,640	2,911	10,551
Net income	$ 15,115	$ 4,599	$ 19,714

Earnings per share:
Basic	$ 0.23	$ 0.07	$ 0.30
Diluted	$ 0.23	$ 0.07	$ 0.30

CONSOLIDATED STATEMENT OF INCOME
SUMMARY OF RESTATEMENT IMPACTS
FOR THE 26 WEEKS ENDED NOVEMBER 30, 2004
(IN THOUSANDS EXCEPT PER-SHARE DATA)

	Previously Reported	Adjustments	As Restated
Other restaurant operating costs	$ 98,761	$ (8,960)	$ 89,801
Depreciation and amortization	30,679	1,727	32,406
Income before income taxes	$ 68,323	$ 7,233	$ 75,556
Provision for income taxes	23,954	2,801	26,755
Net income	$ 44,369	$ 4,432	$ 48,801

Earnings per share:
Basic	$ 0.68	$ 0.07	$ 0.75
Diluted	$ 0.67	$ 0.07	$ 0.74

CONSOLIDATED STATEMENT OF INCOME
SUMMARY OF RESTATEMENT IMPACTS
FOR THE 13 WEEKS ENDED DECEMBER 2, 2003
(IN THOUSANDS EXCEPT PER-SHARE DATA)

	Previously Reported	Adjustments	As Restated
Other restaurant operating costs	$ 41,368	$ (903)	$ 40,465
Depreciation and amortization	13,315	769	14,084
Income before income taxes	$ 34,173	$ 134	$ 34,307
Provision for income taxes	12,131	53	12,184
Net income	$ 22,042	$ 81	$ 22,123

Earnings per share:
Basic	$ 0.34		$ 0.34
Diluted	$ 0.33		$ 0.33

CONSOLIDATED STATEMENT OF INCOME
SUMMARY OF RESTATEMENT IMPACTS
FOR THE 26 WEEKS ENDED DECEMBER 2, 2003
(IN THOUSANDS EXCEPT PER-SHARE DATA)

	Previously Reported	Adjustments	As Restated
Other restaurant operating costs	$ 82,822	$ (1,823)	$ 80,999
Depreciation and amortization	26,202	1,538	27,740
Income before income taxes	$ 72,296	$ 285	$ 72,581
Provision for income taxes	25,741	114	25,855
Net income	$ 46,555	$ 171	$ 46,726

Earnings per share:
Basic	$ 0.72		$ 0.72
Diluted	$ 0.70		$ 0.70

The restatement adjustments did not affect total cash flows provided by or used in operating, investing or financing activities for the 26 weeks ended November 30, 2004 and December 2, 2003. No landlord/tenant incentives were received during the 26 week periods ended November 30, 2004 or December 2, 2003.

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

Thirteen Weeks Ended
	November 30, 2004	December 2, 2003

	(as restated)	(as restated)
Net income, as reported	$ 19,714	$ 22,123
Less: Stock-based employee compensation
expense determined under fair value based
method for all awards, net of income tax expense	4,078	2,162
Pro forma net income	$ 15,636	$ 19,961

Basic earnings per share
As reported	$ 0.30	$ 0.34
Pro forma	$ 0.24	$ 0.31
Diluted earnings per share
As reported	$ 0.30	$ 0.33
Pro forma	$ 0.24	$ 0.31

Twenty-Six Weeks Ended
	November 30, 2004	December 2, 2003

	(as restated)	(as restated)
Net income, as reported	$ 48,801	$ 46,726
Less: Stock-based employee compensation
expense determined under fair value based
method for all awards, net of income tax expense	8,500	4,633
Pro forma net income	$ 40,301	$ 42,093

Basic earnings per share
As reported	$ 0.75	$ 0.72
Pro forma	$ 0.62	$ 0.65
Diluted earnings per share
As reported	$ 0.74	$ 0.70
Pro forma	$ 0.61	$ 0.64

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

As discussed in Note F, on September 1, 2004, RTI acquired the remaining limited partner and member interests, respectively, in RT Tampa and RT New York, including the related long-term debt and capital leases associated with these franchise partnerships.

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

NOTE H – PROPERTY, EQUIPMENT AND LEASES

Property and equipment, net, is comprised of the following (in thousands):

	November 30, 2004	June 1, 2004

	(as restated)
Land	$ 148,449	$ 129,153
Buildings	313,441	278,793
Improvements	332,942	308,226
Restaurant equipment	237,069	219,399
Other equipment	82,635	79,092
Construction in progress	65,813	64,957
	1,180,349	1,079,620

Less accumulated depreciation and amortization	339,372	312,797
	$ 840,977	$ 766,823

As discussed in Note F, in September 2004, RTI, through subsidiaries, acquired the remaining limited partnership or member interests, respectively, in RT Tampa and RT New York. RTI, through subsidiaries, acquired the remaining member interests in RT Northern California in November 2004. In connection with these acquisitions, RTI recorded the property and equipment, and related obligations under operating and capital leases associated with these franchise partnerships. Among the restaurants which RT Tampa and RT New York leased were several which had been sub-leased from RTI. The effect of eliminating these subleases is that $10.1 million of rental payments which would have been paid by the Tampa and New York franchises will now be paid by RTI.

NOTE I – OTHER DEFERRED LIABILITIES

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

	Thirteen weeks ended
	November 30, 2004	December 2, 2003

	(as restated)	(as restated)
Net income	$ 19,714	$ 22,123
Other comprehensive income:
Unrecognized gain on interest rate swaps:
Change in current period market value	--	10
Losses reclassified into the condensed consolidated
statement of income, net of tax	--	304
Minimum pension liability adjustment,
net of tax	--	(1,645)
Total comprehensive income	$ 19,714	$ 20,792

	Twenty-six weeks ended
	November 30, 2004	December 2, 2003

	(as restated)	(as restated)
Net income	$ 48,801	$ 46,726
Other comprehensive income:
Unrecognized gain on interest rate swaps:
Change in current period market value	--	20
Losses reclassified into the condensed consolidated
statement of income, net of tax	--	600
Minimum pension liability adjustment,
net of tax	--	(1,645)
Total comprehensive income	$ 48,801	$ 45,701

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

NOTE L – GUARANTEES

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

The impact of the restatement to the condensed consolidated statements of income for the 13- and 26- week periods ended November 30, 2004 and December 2, 2003 and the consolidated balance sheet as of November 30, 2004 is presented in Note B to the Condensed Consolidated Financial Statements. The restatement adjustments did not affect total cash flows provided by or used in operating, investing or financing activities for the 26 weeks ended November 30, 2004 and December 2, 2003. As a result of the entries, rent expense, which is included in Other Restaurant Operating Costs in our consolidated statements of income, decreased $8.3 million and $0.9 million for the 13 weeks ended November 30, 2004 and December 2, 2003, respectively. Rent expense decreased $9.0 million and $1.8 million for the 26 weeks ended November 30, 2004 and December 2, 2003, respectively. Depreciation expense for each of the 13 weeks ended November 30, 2004 and December 2, 2003 increased $0.8 million. Depreciation expense for the 26 weeks ended November 30, 2004 and December 2, 2003 increased $1.7 million and $1.5 million, respectively. The reductions in rent expense for the 13 and 26 week periods ended November 30, 2004 are primarily attributable to the reversal of a $7.5 million cumulative adjustment to correct rent expense originally booked in the Company’s second fiscal quarter. The restatement had no impact on previously reported diluted earnings per share for the 13 week period ended December 2, 2003, but increased diluted earnings per share by $0.07 for the 13 and 26 week periods ended November 30, 2004 due to the reversal of the $7.5 million correction discussed above. The restatement had no impact on our previously reported revenues, cash balances or compliance with any debt covenants.

The following is an overview of our results of operations for the 13 and 26 week periods ended November 30, 2004.

Net income decreased 10.9% to $19.7 million, or $0.30 per share – diluted, for the 13 weeks ended November 30, 2004 compared to $22.1 million, or $0.33 per share – diluted, for the same quarter of the previous year.

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

Net income increased 4.4% to $48.8 million, or $0.74 per share – diluted, for the 26 weeks ended November 30, 2004 compared to $46.7 million, or $0.70 per share – diluted, for the same period in fiscal 2004.

Results of Operations:

The following table sets forth selected restaurant operating data as a percentage of total revenue, except where otherwise noted, for the periods indicated. All information is derived from our Condensed Consolidated Financial Statements included in this Form 10-Q.

	Thirteen weeks ended		Twenty-six weeks ended
	November 30, 2004	December 2, 2003	November 30, 2004	December 2, 2003
	(as restated)	(as restated)	(as restated)	(as restated)
Revenue:
Restaurant sales and operating revenue	98.6%	98.4%	98.4%	98.4%
Franchise revenue	1.4	1.6	1.6	1.6
Total revenue	100.0	100.0	100.0	100.0
Operating costs and expenses:
Cost of merchandise (1)	26.2	25.8	25.9	25.8
Payroll and related costs (1)	31.8	32.3	31.1	32.0
Other restaurant operating costs (1)	17.4	16.8	17.4	16.6
Depreciation and amortization (1)	6.6	5.8	6.3	5.7
Selling, general and administrative, net	6.9	6.1	6.2	6.3
Equity in losses (earnings) of
unconsolidated franchises	0.1	(0.1)	(0.3)	(0.3)
Interest expense, net	0.5	0.5	0.3	0.5
Income before income taxes	11.7	14.0	14.4	14.7
Provision for income taxes	4.1	5.0	5.1	5.2
Net income	7.6%	9.0%	9.3%	9.4%

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

Pre-tax Income

Pre-tax income decreased by $4.0 million to $30.3 million (a 11.8% decrease) for the 13 weeks ended November 30, 2004, as compared to the corresponding period of the prior year. This decrease is primarily due to a decrease of 8.6% in same store sales at Company-owned restaurants combined with increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of cost of merchandise, other restaurant operating costs, depreciation and amortization, and selling, general and administrative expenses, net, coupled with losses from our equity in earnings of unconsolidated franchises. These higher costs were offset by the increase in the number of units and a reduction, as a percentage of restaurant sales and operating revenue, of payroll and related costs.

For the 26-week period ended November 30, 2004, pre-tax income was $75.6 million, a $3.0 million (4.1%) increase over the corresponding period of the prior year. The increase was due to increases, as a percentage of Company restaurant sales and operating revenue, of cost of merchandise, other restaurant operating costs, and depreciation and amortization, offset by increases in unit growth and a reduction, as a percentage of Company restaurant sales or total revenue, as appropriate, of payroll and related costs, selling, general and administrative expenses, net, and interest expense, net. In the paragraphs which follow, we discuss in more detail the components of the changes in pre-tax income for the 13 and 26-week periods ended November 30, 2004, as compared to the comparable periods in the prior year.

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

Other Restaurant Operating Costs

Other restaurant operating costs increased $3.8 million (9.3%) for the 13-week period ended November 30, 2004, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, these costs increased from 16.8% to 17.4%.

For the 26-week period ended November 30, 2004, other restaurant operating costs increased $8.8 million (10.9%) as compared to the corresponding period in the prior year. As a percentage of Company restaurant sales, these costs increased from 16.6% to 17.4%.

The increases for both the 13 and 26-week periods are primarily due (a) to higher rent and lease-required expenses driven by negative same store sales and, in the second fiscal quarter, by the addition of the RT Tampa and the RT New York units, and, (b) for both periods, by higher electricity costs incurred in the current year, coupled in the first fiscal quarter with a loss recorded on our guarantee of the RT Northern California revolving credit facility. Additionally, the costs, many of which are somewhat fixed in nature, as a percentage of restaurant sales and operating revenue, increased due to the loss of leverage from lower sales. These increases were offset by a $1.0 million gain resulting from the sale of our 50% interest in RT Northern Illinois to RT Midwest during the second quarter of fiscal 2005.

Depreciation and Amortization

Depreciation and amortization increased $2.8 million (19.6%) for the 13-week period ended November 30, 2004, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, these expenses increased from 5.8% to 6.6%.

For the 26-week period ended November 30, 2004, depreciation and amortization expense increased $4.7 million (16.8%) as compared to the corresponding period in the prior year. As a percentage of Company restaurant sales, these expenses increased from 5.7% to 6.3%.

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

Provision for Income Taxes

The effective tax rate for the current quarter was 34.9%, down from 35.5% for the same period of the prior year. The effective tax rate was 35.4% for the 26-week period ended November 30, 2004 compared to 35.6% for the corresponding period of the prior year. The decrease in the effective tax rates primarily resulted from a greater impact from tax credits.

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

Our working capital deficiency and current ratio as of November 30, 2004 were $30.3 million and 0.6:1, respectively. As is common in the restaurant industry, we carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset) and receivable and inventory levels are generally not significant.

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

The impact of this Statement on RTI in fiscal 2006 and beyond will depend upon various factors, chief among them being our future compensation strategy. The pro forma compensation cost presented in the table shown in Note D and in prior filings for RTI have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. As of the date of this filing, no decisions have been made as to which option pricing model is most appropriate for RTI or whether the Company will apply the modified version of the retrospective transition method of adoption.

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

ITEM 4.

CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. That evaluation included consideration of the views expressed in the SEC’s letter of February 7, 2005 to the American Institute of Certified Public Accountants (“the SEC Letter”) in which the SEC staff clarified its interpretations of certain generally accepted accounting principles related to leasehold improvements, rent holidays and landlord/tenant incentives. Prior to the SEC Letter, we believed that our lease accounting was consistent with generally accepted accounting principles. Our belief was supported by the fact that most others in our industry similarly interpreted the lease accounting principles at issue. However, based on the clarifications expressed in the SEC Letter which resulted in the restatement discussed further in Note B, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as of November 30, 2004 in providing them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended. As of the date of this filing, the Company believes its disclosure controls and procedures are effective.

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

ITEM 2.

CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table includes information regarding purchases of our common stock made by us during the second quarter of the year ending May 31, 2005:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Maximum number of shares that may yet be purchased under the plans or programs (2)
Month #1
(September 1 to October 5)	--	--	--	2,937,043
Month #2
(October 6 to November 2)	872,968	$24.78	872,968	2,064,075
Month #3
(November 3 to November 30)	--	--	--	2,064,075

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

The Directors continuing in office are:    Claire L. Arnold, James A. Haslam, III, Bernard Lanigan, Jr., Dr. Donald Ratajczak, and Stephen I. Sadove.

ITEM 6.

EXHIBITS

The following exhibits are filed as part of this report:

 Exhibit No.

31.1	Certification of Samuel E. Beall, III, Chairman of the Board, President and Chief Executive Officer.

31.2	Certification of Marguerite N. Duffy, Senior Vice President, Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.
99.1	Ruby Tuesday Inc. Executive Life Insurance Premium Plan dated as of January 1, 2004. +
99.2	Second Amendment (dated as of January 1, 2004) to the Ruby Tuesday Inc. Executive Life
Insurance Plan (formerly the Morrison Restaurants Inc. Executive Life Insurance Plan). +
99.3	Trust Agreement (dated as of July 23, 2004) between Ruby Tuesday Inc. and U.S. Trust
Company, N.A. +
99.4	Third Amendment (dated as of December 8, 2004) to the Ruby Tuesday Inc. Salary Deferral Plan
(formerly the Morrison Restaurants Inc. Salary Deferral Plan). +
99.5	Seventh Amendment (dated as of October 5, 2004) to the Ruby Tuesday Inc. Management
Retirement Plan. +
99.6	Seventh Amendment (dated as of October 5, 2004) to the Morrison Retirement Plan. +
99.7	Revolving Credit Agreement – incorporate by reference to 8-K filed 11/24/04. +
99.8	Franchise Facility Agreement – incorporate by reference to 8-K filed 11/24/04. +

Footnote	Description

+	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.
(Registrant)

Date: May 4, 2005	BY: /s/ MARGUERITE N. DUFFY —————————————— Marguerite N. Duffy Senior Vice President and Chief Financial Officer