Form 10-K
period 2005-05-31
RUBY TUESDAY INC
filed 2005-08-02
CIK 68270

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: May 31, 2005

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

Title of class

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes ☒     No ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last day of the second fiscal quarter ended November 30, 2004 was $1,766,113,330 based on the closing stock price of $27.55 on November 30, 2004.

The number of shares of the registrant’s common stock outstanding as of July 25, 2005, the latest practicable date prior to the filing of this Annual Report, was 63,725,855.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, is incorporated into Part III hereof.

Part I
Item 1.  Business

Background
The first Ruby Tuesday® restaurant was opened in 1972 in Knoxville, Tennessee near the campus of the University of Tennessee. The Ruby Tuesday concept, which at the time consisted of 16 restaurants, was acquired by Morrison Restaurants Inc. (“Morrison”) in 1982. During the following years, Morrison grew the concept to over 300 units with concentrations in the Northeast, Southeast, Mid-Atlantic and Midwest regions of the United States and added other casual dining concepts, including the internally-developed American Cafe® and the acquired Tias Inc., a chain of Tex-Mex restaurants. In a spin-off transaction that occurred on March 9, 1996, shareholders of Morrison approved the distribution of two separate businesses of Morrison to its shareholders, Morrison Fresh Cooking, Inc. (“MFC”) and Morrison Health Care, Inc. (“MHC”). In conjunction with the spin-off, Morrison was reincorporated in the State of Georgia and changed its name to Ruby Tuesday, Inc.  Ruby Tuesday, Inc. and its wholly-owned subsidiaries are sometimes referred to herein as “RTI”, the “Company”, “we” and/or “our”.

We began our traditional franchise program in 1997 with the opening of one domestically and two internationally franchised Ruby Tuesday restaurants. The following year, we introduced a program we called our “franchise partnership program,” under which we own 1% or 50% of the equity of each of the entities that own and operate Ruby Tuesday franchised restaurants. We do not own any of the equity of entities that hold franchises under our traditional franchise program. Since 1997, agreements for the development of new franchised Ruby Tuesday restaurants have been signed with 40 franchisees, comprised of 18 franchise partnerships, eight traditional domestic and 14 traditional international franchisees. In conjunction with the signing of the franchise partnership agreements, between fiscal 1997 and 2002, we sold 123 Ruby Tuesday restaurants in our non-core markets to the franchise partnerships. In addition, the 14 international franchisees (including Puerto Rico) hold rights as of May 31, 2005 to develop Ruby Tuesday restaurants in 24 countries.

On November 20, 2000, the American Cafe (including L&N Seafood) and Tia’s Tex-Mex concepts, with 69 operating units, were sold to Specialty Restaurant Group, LLC (“SRG”), a limited liability company owned by the former President of the Company’s American Cafe and Tia’s Tex-Mex concepts and certain members of his management team.

Operations
We own and operate the Ruby Tuesday concept in the bar and grill segment of casual dining. We also offer franchises for the Ruby Tuesday concept in domestic and international markets.  As of May 31, 2005, we owned and operated 579 casual dining restaurants, located in 28 states and the District of Columbia. Also, as of May 31, 2005, the franchise partnerships operated 155 restaurants located in 16 states and traditional franchisees operated 33 domestic and 38 international restaurants.  A listing of the states and countries in which our franchisees operate is set forth below in Item 2 entitled “Properties.”

Ruby Tuesday restaurants are fun, fast, casual, full-service restaurants with classic grill and bar food emphasizing 21 “Kickstarter”  appetizers, Ruby’s 30 Famous Burgers, a 65 item salad bar, fish, ribs, steaks and more.  Entree selections range in price from $6.49 to $16.99.

Ruby Tuesday’s “To Go CurbsideSM” initiative was completed at both Company-owned and franchise restaurants in the second quarter of fiscal 2004.  This program provides a quick, convenient alternative for active customers who are on the go.  In addition to the “To Go CurbsideSM” program, the Company has added more choices for health-conscious guests with our Ruby Tuesday’s Smart Eating® program.  This program includes approximately two dozen low-carb and/or lower-fat, lower-calorie items including entrees, appetizers, salads, soups, side items and a dessert on a dedicated Ruby Tuesday’s Smart Eating® menu panel, including a listing of calories, fat grams, net carbohydrate grams and fiber grams for all of Ruby Tuesday’s Smart Eating® menu items.

In May 2005, Ruby Tuesday introduced a new menu with additions in nearly every section.  The salad bar was also enhanced to include more than 65 items from which guests can create custom salads.  The menu features 21 “Kickstarter” appetizers, eight of which are new, and an enhanced burger section which offers 30 Famous Burgers.  Burger choices include such items as beef, bison, turkey, and chicken.

At May 31, 2005, the Company owned and operated units concentrated primarily in the Southeast, Northeast, Mid-Atlantic and Midwest of the United States. We consider these regions to be our core markets. We plan to open approximately 60 Company-owned units during fiscal 2006. The majority of these new restaurants are expected to be located in existing markets.  We expect almost all new restaurants to be freestanding. Existing prototypes range in size from 4,600 to 5,400 square feet with seating for 162 to 230 guests. Because these restaurants provide for substantial seating in proportion to the square footage of the buildings, we believe these restaurants offer an opportunity for improved restaurant-level returns on investment. We also believe there is potential for several thousand additional Ruby Tuesday restaurants to be operated across the United States. The availability of several different restaurant prototypes enables us to develop restaurants in a variety of different markets, including rural America, locations adjacent to interstate highways, retail locations, as well as our more traditional sites. Other than population and traffic volume, our site selection requirements for these new restaurants include annual household incomes ranging from $36,000 to $80,000, good accessibility to our restaurants, and visibility of the location. New restaurants are operated by general managers who are rewarded for their ability to grow guest counts, achieve high standards and achieve cost control norms.

Franchising
As previously noted, we currently have franchise arrangements with 40 franchise groups which operate Ruby Tuesday restaurants in 22 states and Puerto Rico and in 13 foreign countries.

As of May 31, 2005, there were 226 franchise restaurants, including 155 operated by franchise partnerships.  Franchisees opened 27 restaurants in fiscal 2005, 40 restaurants in fiscal 2004, and 23 restaurants in fiscal 2003.  We anticipate that our franchisees will open approximately 26 restaurants in fiscal 2006.

Generally, franchise arrangements consist of a development agreement and a separate franchise agreement for each restaurant.  Under a development agreement, a franchisee is granted the exclusive right, and undertakes the obligation, to develop multiple restaurants within a specifically described geographic territory.  The term of a domestic franchise agreement is generally 15 years, with two five-year renewal options.

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

We offer support service agreements, which are required for partnerships and optional for traditional franchises.  Under the support services agreements, we provide specified additional services to assist the franchisees with various aspects of the business including, but not limited to, processing of payroll, basic bookkeeping and tax reporting.  Fees for these services are typically 4.0% of monthly gross sales, as defined in the franchise agreement.  In fiscal 2006, we will require domestic franchisees, including traditional franchisees, to contribute 2.0% of their monthly gross sales to a national marketing pool.

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

Training
The Company’s WOW-U®, located in the Maryville, Tennessee Restaurant Support Services Center, serves as the centralized training center for all of our and the franchisees’ multi-unit operators and other team members. Facilities include classrooms and a test kitchen. WOW-U® provides managers with the opportunity to assemble for intensive, ongoing instruction and interaction. Programs include classroom instruction and various team competitions, which are designed to contribute to the skill and enhance the dedication of the Company and franchise teams and to strengthen our corporate culture. Further contributing to the training experience is the RT LodgeSM, which is located on a wooded campus just minutes from the Restaurant Support Services Center. RT LodgeSM serves as the lodging quarters and dining facility for those attending WOW-U®. After a long day of instruction and competition, trainees have the opportunity to dine and socialize with fellow team members in a relaxed and tranquil atmosphere. We believe our emphasis on training and retaining high quality restaurant managers is critical to our long-term success.

Research and Development
We do not engage in any material research and development activities. However, we do engage in ongoing studies to assist with food and menu development. Additionally, we conduct extensive consumer research to determine our guests’ preferences, trends, and opinions, as well as to better understand other competitive brands.

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

Trade and Service Marks of the Company
We and our affiliates have registered certain trade and service marks with the United States Patent and Trademark Office, including the name “Ruby Tuesday.” RTI holds a license to use all such trade and service marks from our affiliates, including the right to sub-license the related trade and service marks. We believe that these and other related marks are of material importance to our business. Registration of the Ruby Tuesday trademark expires in 2015, unless renewed.  We expect to renew this registration at the appropriate time.

Seasonality
Our business is moderately seasonal. Average restaurant sales of our mall-based restaurants, which represent approximately 22% of our total restaurants, are slightly higher during the holiday season. Freestanding restaurant sales are generally higher in the spring and summer months.

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

Government Regulation
We and our franchisees are subject to various licensing requirements and regulations at both the state and local levels, related to zoning, land use, sanitation, alcoholic beverage control, and health and fire safety. We have not encountered any significant difficulties or failures in obtaining the required licenses or approvals that could delay the opening of a new restaurant or the operation of an existing unit nor do we presently anticipate the occurrence of any such difficulties in the future. Our business is subject to various other regulations by federal, state and local governments, such as compliance with various health care, minimum wage, and fair labor standards. Compliance with these regulations has not had, and is not expected to have, a material adverse effect on our operations.

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

Personnel
As of May 31, 2005, we employed approximately 16,300 full-time and 23,200 part-time employees, including approximately 500 support center management and staff personnel.  We believe that our employee relations are good and that working conditions and employee compensation is comparable with our major competitors. Our employees are not covered by a collective bargaining agreement.

Available Information
The Company maintains a web site at www.rubytuesday.com. The Company makes available on its web site, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as it is reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The Company is not including the information contained on or available through its web site as a part of, or incorporating such information into, this Annual Report on Form 10-K.

A copy of the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, will be made available without charge to all shareholders upon written request to the Company. Shareholders are encouraged to direct such requests to the Company’s Investor Relations department at the Restaurant Support Services Center, 150 West Church Avenue, Maryville, Tennessee  37801.  As an alternative, our Form 10-K can also be printed from the investor relations section of the Company’s web site at www.rubytuesday.com.

Item 2.  Properties

Information regarding the locations of our Ruby Tuesday restaurants is shown in the list below. Of the 579 Company-owned and operated restaurants as of May 31, 2005, we owned the land and buildings for 258 restaurants, owned the buildings and held non-cancelable long-term land leases for 167 restaurants, and held non-cancelable leases covering land and buildings for 154 restaurants. The Company’s Restaurant Support Services Center in Maryville, Tennessee, which was opened in fiscal 1998, is owned by the Company. Our executives and certain other administrative personnel are located in the Maryville Support Services Center. Since fiscal 2001, we have expanded the Restaurant Support Services Center by opening second and third locations also in Maryville.

Additional information concerning our properties and leasing arrangements is included in Note 5 to the Consolidated Financial Statements appearing in Part II, Item 8 of this Form 10-K.

Under our franchise agreements, we have certain rights to gain control of a restaurant site in the event of default under the franchise agreements.

The following table lists the locations of the Company-owned and franchised restaurants as of May 31, 2005:

	Number of Restaurants

State or Country	Company	Franchise	Total System

Domestic:
Alabama	45	—	45
Arkansas	4	2	6
Arizona	7	—	7
California	1	—	1
Colorado	—	11	11
Connecticut	17	—	17
Delaware	7	—	7
Florida	49	39	88
Georgia	54	—	54
Illinois	1	24	25
Indiana	6	7	13
Iowa	—	1	1
Kansas	—	5	5
Kentucky	6	5	11
Louisiana	5	—	5
Maine	—	7	7
Massachusetts	11	—	11
Maryland	31	—	31
Michigan	5	23	28
Minnesota	—	9	9
Mississippi	12	—	12
Missouri	3	18	21
Nebraska	—	6	6
Nevada	—	1	1
New Hampshire	4	—	4
New Jersey	18	—	18
New York	24	11	35
North Carolina	42	—	42
North Dakota	—	1	1
Ohio	38	—	38
Oregon	—	2	2
Pennsylvania	44	—	44
Rhode Island	3	—	3
South Carolina	31	—	31
South Dakota	—	3	3
Tennessee	41	—	41
Texas	—	2	2
Utah	—	6	6
Virginia	62	—	62
West Virginia	6	—	6
Washington	—	5	5
Washington, DC	2	—	2

Total Domestic	579	188	767

	Number of Restaurants

State or Country	Company	Franchise	Total System

International:
Canada	—	1	1
Chile	—	7	7
Greece	—	2	2
Hawaii*	—	2	2
Honduras	—	2	2
Hong Kong	—	2	2
Iceland	—	2	2
India	—	8	8
Korea	—	1	1
Kuwait	—	1	1
Mexico	—	3	3
Puerto Rico	—	3	3
Romania	—	2	2
Taiwan	—	1	1
Trinidad	—	1	1

Total International	—	38	38

	579	226	805

*	Hawaii is treated as an international location for internal purposes.

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

Certain information required by this Item 5 is included in Note 11 to Consolidated Financial Statements appearing in Part II, Item 8 of this Form 10-K.

During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to RTI’s shareholders. This policy calls for payment of semi-annual dividends of 2.25¢ per share. The payment of a dividend in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future. Additionally, our credit facilities contain certain limitations on the payment of dividends. During fiscal 2005, we declared and paid semi-annual dividends in the first and third quarters. On July 6, 2005, our Board of Directors declared a semi-annual cash dividend of 2.25¢ per share payable on August 8, 2005 to shareholders of record on July 25, 2005.

The following table includes information regarding purchases of our common stock made by us during the fourth quarter of the year ended May 31, 2005:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares Purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (2)

Month #1
(March 2 to April 5)	—	—	—	7,064,007
Month #2
(April 6 to May 3)	489,000	$22.97	489,000	6,575,007
Month #3
(May 4 to May 31)	263,500	$23.63	263,500	6,311,507

(1)     No shares were repurchased other than through our publicly announced repurchase programs and authorizations during the fourth quarter of our year ended May 31, 2005.  These repurchase programs include shares surrendered as payment for the exercise price of options or purchase rights or in satisfaction of tax withholding obligations in connection with the Company’s stock incentive plans.

(2)     On April 12, 1999, our Board of Directors authorized the repurchase of up to 6.5 million shares of our common stock (13.0 million adjusted for a May 19, 2000 2-for-1 stock split), with the timing, price, quantity, and manner of the purchases to be made at the discretion of management, depending upon market conditions.  During the period from the authorization date through May 31, 2005, approximately 11.7 million shares have been repurchased at a cost of approximately $215.5 million.  In addition, at the March 30, 2005, meeting of the Company’s Board of Directors, the Board authorized the repurchase of an additional 5.0 million shares of Company common stock.  As of May 31, 2005, none of these additional shares have been repurchased.

Item 6.  Selected Financial Data

Summary of Operations
(In thousands except per-share data)

	Fiscal Year

	2005	2004	2003	2002		2001

Revenue	$1,110,294	$1,041,359	$913,784	$833,181		$782,608

Income before income taxes and cumulative effect of change in accounting principle	$154,946	$170,546	$136,127	$88,342	*	$92,561
Provision for income taxes	52,648	60,699	47,317	29,947		33,148

Income before cumulative effect of change in accounting principle	102,298	109,847	88,810	58,395		59,413
Cumulative effect of change in accounting principle				58

Net income	$102,298	$109,847	$88,810	$58,337	*	$59,413

Earnings per share:
Basic	$1.59	$1.68	$1.39	$0.91	*	$0.94

Diluted	$1.56	$1.64	$1.36	$0.89	*	$0.91

Weighted average common and common equivalent shares:
Basic	64,538	65,510	63,967	64,086		62,900

Diluted	65,524	67,076	65,093	65,912		65,088

All fiscal years are composed of 52 weeks.

Other financial data:
Total assets	$1,074,067		$936,435		$825,890		$543,203		$471,279
Long-term debt and capital leases, less current maturities	$247,222		$168,087		$207,064		$7,626		$15,212
Shareholders’ equity	$563,223		$516,531		$404,437		$323,989		$273,735
Cash dividends per share of common stock	4.5	¢	4.5	¢	4.5	¢	4.5	¢	4.5	¢

*	Includes a pre-tax charge of $28.9 million ($17.5 million after-tax) recorded on the loss on the Specialty Restaurant Group, LLC note receivable.

Item 7.  Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Introduction and Overview
Ruby Tuesday, Inc. (“RTI,” the “Company,” “we” and/or “our”) owns and operates Ruby Tuesday® casual dining restaurants. We also franchise the Ruby Tuesday concept in selected domestic and international markets.  As of fiscal year end, we owned and operated 579 Ruby Tuesday restaurants, located in 28 states and the District of Columbia.  We also own 1% or 50% of the equity of each of 18 domestic franchisees, with the balance of the equity in these franchisees being owned by the various operators of the franchise businesses.  As of year end, these franchisees, which we refer to as “franchise partnerships,” operated 155 restaurants. Our other franchisees, domestic and international, operated 71 restaurants. RTI’s franchisees operate restaurants in 22 states and Puerto Rico and 13 foreign countries.

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

Our historical results have been achieved by using a blend of factors, including the following:

•	providing casual food in a fun atmosphere for a reasonable price;

•	being operationally focused;

•	opening profitable units;

•	providing real-time information and analysis to restaurant management teams;

•	leveraging brand and support services through franchising; and

•	quickly responding to new opportunities.

Our performance goals focus on measurements we believe are key to our growth and progress including, but not limited to, same store sales, new unit openings, and margins.  Our performance in these areas is discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section.

We remind you that, in order to best obtain an understanding of the significant factors that influenced our performance during the last three fiscal years, this MD&A section should be read in conjunction with the Consolidated Financial Statements and related Notes.

We also remind you that on April 26, 2005, RTI filed a Form 10-K/A which amended our previously filed Form 10-K for fiscal 2004.  Contained within that Form 10-K/A were restated consolidated financial statements for fiscal years 2002 through 2004.  The restatements resulted from lease accounting matters, including adjustments relating to lease term, amortization of leasehold improvements, rent holidays, subleases and landlord/tenant incentives.  Amounts reflected herein were derived from the restated financial information rather than the prior year Form 10-K which had been filed with the SEC on July 30, 2004 and mailed to shareholders shortly thereafter.  Similarly, on May 4, 2005, RTI filed Forms 10-Q/A amending the previously filed first and second quarter of fiscal 2005 consolidated financial statements.  See Note 1 to the Consolidated Financial Statements for more information.

References to franchise system revenue contained in this section are presented solely for the purposes of enhancing the investor’s understanding of the franchise system, including franchise partnerships and traditional domestic and international franchisees.  Franchise system revenues are not included in, and are not, revenues of Ruby Tuesday, Inc.  However, we believe that such information does provide the investor with a basis for better understanding of our revenue from franchising activities, which includes royalties, and, in certain cases, support service income and equity in earnings of unconsolidated franchises.  Franchise system revenue contained in this section is based upon or derived from information which we obtain from our franchisees in our capacity as franchisor.

Results of Operations
Sales
Sales at Ruby Tuesday restaurants in fiscal 2005 grew 7.0% over fiscal 2004 for Company-owned restaurants and declined 6.9% for domestic and international franchise restaurants as explained below. The tables presented below reflect Ruby Tuesday concept sales for the last five years, and other revenue information for the last three years.

Ruby Tuesday Concept Sales (in millions):

Fiscal Year	Company-Owned (a)	Franchise (a, b)

2005	$1,094.5	$422.5
2004	1,023.3	454.0
2003	898.4	387.6
2002	819.1	348.0
2001	720.3	288.5

(a)	During fiscal 2005, 44 previously franchised Ruby Tuesday restaurants were acquired by the Company from franchisees.

(b)	Includes sales of all domestic and international franchised Ruby Tuesday restaurants.

Other Revenue Information:

	2005	2004	2003

Company restaurant sales	$1,094,491,000	$1,023,342,000	$898,440,000
Company restaurant sales growth-percentage	7.0%	13.9%	9.7%
Franchise revenue (a)	$15,803,000	$18,017,000	$15,344,000
Franchise revenue growth-percentage	(12.3)%	17.4%	8.9%
Total revenue	$1,110,294,000	$1,041,359,000	$913,784,000
Total revenue growth-percentage	6.6%	14.0%	9.7%

(a)

Franchise revenue includes royalty, license and development fees paid to us by our franchisees, exclusive of support service fees of $15.2 million, $17.9 million, and $13.9 million, in fiscal years 2005, 2004 and 2003, respectively, which are recorded as an offset to selling, general and administrative expenses.  The decrease in franchise revenue in fiscal 2005 is due in part to the acquisition of 44 previously franchised Ruby Tuesday restaurants by the Company as noted above.

RTI’s increase in Company restaurant sales in fiscal 2005 is attributable to growth in the number of restaurants offset with a decrease in same store sales and lower average unit volumes.  During the year, we opened a net of 51 restaurants and acquired 44 units from franchisees.  Same-store sales for Company-owned units decreased 7.1% in fiscal 2005.  Management attributes the decrease in same store sales to a combination of factors, the largest of which was the Company’s decision, at the beginning of fiscal 2005’s second quarter, to move away from couponing as its primary means of driving trial and traffic towards media advertising.  Coupon redemptions totaled $10.0 million in fiscal 2005 as compared to $22.3 million for fiscal 2004.  While we believe there were other operational and external factors contributing to the Company’s poor same store sales performance for the year, we have remained focused on reversing the negative trend in same store sales by implementing changes to our menu, improving store level operations, working to differentiate ourselves from our competitors, and beginning to utilize media advertising in an effort to return to positive same store sales growth.

RTI’s increase in Company restaurant sales in fiscal 2004 is attributable to growth in the number of restaurants coupled with same-store sales growth and higher average unit volumes.  Same-store sales for Company-owned units increased 2.3% in fiscal 2004.

Franchise development and license fees received are recognized when we have substantially performed all material services and the restaurant has opened for business. Franchise royalties (generally 4% of monthly sales) are recognized as franchise revenue on the accrual basis.  Franchise revenue decreased 12.3% to $15.8 million in fiscal 2005 but increased 17.4% to $18.0 million in fiscal 2004. The decrease in fiscal 2005 is due in part to the acquisition of four franchise partnership entities which combined owned 44 Ruby Tuesday restaurants at the times of purchase.  Same store sales at domestic franchise restaurants (including franchise partnership and traditional franchise restaurants) decreased 5.0% in fiscal 2005.  Total franchise restaurant sales are shown in the table below.

RTI franchise sales increased 17.1% in fiscal 2004 due to growth in the number of restaurants and an increase in average unit volumes.  Same-store sales at domestic franchise restaurants (including franchise partnership and traditional franchise restaurants) increased 4.0% in fiscal 2004 due to increased franchise participation in sales building activities.

	2005	2004	2003

Franchise restaurant sales (a)	$422,505,000	$453,982,000	$387,592,000
Franchise restaurant sales growth-percentage	(6.9)%	17.1%	11.4%

(a)	Includes sales of all domestic and international franchised Ruby Tuesday restaurants.

RTI franchise sales decreased 6.9% in fiscal 2005.  As discussed above, the decrease is due in part to the acquisition of four franchise partnership entities and a decrease in average unit volumes as a result of a decrease in same-store sales for domestic franchise restaurants.

Ruby Tuesday Restaurants
The table below presents the number of Ruby Tuesday concept restaurants at each fiscal year end from fiscal 2001 through fiscal 2005:

Fiscal Year	Company-Owned	Franchise	Total

2005	579	226	805
2004	484	252	736
2003	440	217	657
2002	397	199	596
2001	374	163	537

Overview

During fiscal 2005, we

•	opened 57 Company-owned Ruby Tuesday restaurants,

•	acquired 44 Ruby Tuesday restaurants as part of the acquisitions of four franchise partnership entities, and

•	closed the following restaurants:

• five due to lease terminations; and

• one near lease termination as part of an upgrade in the market.

During fiscal 2004, we

•	opened 50 Ruby Tuesday restaurants, and

•	closed six Ruby Tuesday restaurants due to lease terminations.

Our franchisees entered into development agreements with us whereby they committed to open a specified number of Ruby Tuesday restaurants in their assigned territories over a specific period of time. Pursuant to development agreements, 27 Ruby Tuesday franchise restaurants (17 franchise partnership and ten traditional) were opened during fiscal 2005 and 40 Ruby Tuesday franchise restaurants (22 franchise partnership and 18 traditional) were opened during fiscal 2004.  In addition to the 44 Ruby Tuesday restaurants sold to the Company in fiscal 2005, RTI’s franchisees closed nine restaurants (six franchise partnership and three traditional) during fiscal 2005 and five restaurants (two franchise partnership and three traditional) during fiscal 2004.

Impact of Recently Adopted Accounting Pronouncements
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

The Statement is effective for public companies at the beginning of the first fiscal year beginning after June 15, 2005 (fiscal 2007 for RTI).   As of the effective date, RTI expects to apply the Statement using a modified version of prospective application.  Under that transition method, compensation cost is recognized for (1) all awards granted after the required effective date and for awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for either recognition or pro forma disclosures under FAS 123.  For periods before the required effective date, entities may elect to apply a modified version of retrospective application transition method under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by FAS 123.

The amount of compensation expense associated with stock options anticipated being unvested as of the date of required adoption but already issued as of the date of this filing is $6.7 million.  Of this amount, and assuming no forfeitures, $4.7 million is expected to be recognized in fiscal 2007.  The remainder will be recognized between fiscal 2008 and fiscal 2010.

The impact of this Statement on RTI in fiscal 2007 and beyond will depend upon various factors, including, but not limited to, our future compensation strategy.  As of the date of this filing, the Company expects that it will modify certain of its compensation plans to limit eligibility to receive share-based compensation, modify future grants to include performance or market conditions which should lower the fair value of future grants to levels below those of prior grants, and shift a portion of the share-based compensation to cash-based incentive compensation.  In fiscal 2005, the Company reduced the number of stock options granted from prior years.  The Company plans to prospectively grant only 1.5 to 1.7 million shares.  The pro forma compensation costs presented in the table shown in Note 1 to our Consolidated Financial Statements and in our prior filings have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years due to possible changes in the valuation methodology used to determine the expense of the option, the addition of performance or market conditions to the options awarded, reductions in the number of options awarded, and the resumption of 24 to 30 month vesting on option grants.  As of the date of this filing, no decisions have been made as to which option pricing model is most appropriate for RTI.

Operating Profits
The following table sets forth selected restaurant operating data as a percentage of revenue for the periods indicated.  All information is derived from our Consolidated Financial Statements located in Item 8 of this Annual Report.

	2005	2004	2003

Restaurant sales and operating revenue	98.6%	98.3%	98.3%
Franchise revenue	1.4	1.7	1.7

Total revenue	100.0	100.0	100.0
Operating costs and expenses
(As a percentage of restaurant sales and operating revenue):
Cost of merchandise	26.0	25.7	26.6
Payroll and related costs	31.1	31.3	33.1
Other restaurant operating costs	17.3	16.5	16.5
Depreciation and amortization	6.1	5.6	5.5
(As a percentage of total revenue)
Selling, general and administrative, net of support service fees	6.5	6.1	4.9
Equity in (earnings) of unconsolidated franchises	(0.2)	(0.6)	(0.4)
Interest expense, net	0.4	0.4	0.3

Total operating costs and expenses	86.0	83.6	85.1

Income before income taxes	14.0	16.4	14.9
Provision for income taxes	4.7	5.8	5.2

Net income	9.2%	10.5%	9.7%

Pre-tax Income
For fiscal 2005, pre-tax profit was $154.9 million or 14.0% of total revenue, as compared to $170.5 million or 16.4% of total revenue, for fiscal 2004.  The decrease is primarily due to lower average unit volumes (driven by a decrease of 7.1% in same-store sales at Company-owned restaurants), increased advertising costs and lower franchising revenues.  In addition, the decrease is due to increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of cost of merchandise, other restaurant operating costs, depreciation and amortization, and decreased income from our equity in earnings of unconsolidated franchises as discussed below.  These higher costs were offset by the growth in the number of units and lower, as a percentage of restaurant sales and operating revenue, payroll and related costs.

Pre-tax income increased $34.4 million in fiscal 2004 to $170.5 million as compared to fiscal 2003.  The reported increase was due to growth in the number of units, higher average unit volumes, increased franchising revenues, and a reduction, as a percentage of restaurant sales and operating revenue, of cost of merchandise and payroll and related costs as discussed below.

Cost of Merchandise
Cost of merchandise, as a percentage of restaurant sales and operating revenue, increased 0.3% in fiscal 2005 primarily due to an increase in portion sizes for certain items as well as a shift to a new product for items such as chicken breasts, chicken tenders and wings, ribs and mashed potatoes, and the addition of new menu items, such as stackers and coconut shrimp, in the current year.  This increase was partially offset by a benefit gained by purchasing bulk produce versus local produce and by the impact of decreased coupon redemptions.

Cost of merchandise, as a percentage of restaurant sales and operating revenue, decreased 0.9% in fiscal 2004 primarily due to declining food costs with the roll-out of a new menu in March 2003.  Additionally, the decrease in fiscal 2004 was attributable to the roll-out of our new Ruby Tuesday’s Smart Eating® menu, which featured lower food cost, but higher percentage gross margin, items such as wraps.

Payroll and Related Costs
Payroll and related costs decreased 0.2% as a percentage of restaurant sales and operating revenue in fiscal 2005 due to labor cost efficiencies resulting from improved tracking of hourly employees which allowed for more efficient staffing, and new product additions that further reduced preparation times.  In addition, the decrease is attributed to reduced coupon redemptions in the current fiscal year, which were $12.3 million lower than the prior fiscal year and favorable health claims experience.

For fiscal 2004, payroll and related costs decreased 1.8% as a percentage of restaurant sales and operating revenue, due to the prior year investment in training for our new service initiatives and a focus in fiscal 2004 on decreasing hourly labor during operating periods outside of lunch and dinner shifts.  The decrease is also attributable to labor efficiencies resulting from the March 2003 new menu and savings associated with the utilization of more pre-cut produce, which decreased the amount of preparation time required for various menu items.

Other Restaurant Operating Costs
Other restaurant operating costs, as a percentage of restaurant sales and operating revenue, increased 0.8% in fiscal 2005 primarily due to higher utility costs, including electricity and natural gas, higher rent and lease-required expenses driven by lower average unit volumes coupled with the addition of the four franchise partnership entities during the year, higher closing expense due to a favorable lease adjustment in the prior fiscal year, and a loss recorded on our guarantee of the RT Northern California revolving credit facility (see Note 2 to the Consolidated Financial Statements for more information).  Additionally, the costs, many of which are somewhat fixed in nature, as a percentage of restaurant sales and operating revenue, increased due to the loss of leverage resulting from lower same-store sales.  These increases were partially offset by a $1.0 million gain resulting from the sale of our 50% interest in RT Northern Illinois to RT Midwest, a traditional franchise, during the second quarter of fiscal 2005.

For fiscal 2004, other restaurant operating costs, as a percentage of restaurant sales and operating revenue, was consistent with fiscal 2003 primarily due to lower rent expense, which was a result of a focus on opening units in which we own the land and building as opposed to leased units, and general liability insurance expense, due to favorable claims experience.  The lower rent expense was offset by an increase in repairs, as we committed additional funds in fiscal 2004 to maintain or improve the overall appearance of our units.

Depreciation and Amortization
Depreciation and amortization, as a percentage of restaurant sales and operating revenue, increased 0.5% in fiscal 2005 primarily due to lower average unit volumes, and accelerated depreciation on seven units expected to be closed at the end of their lease terms.  Two of the seven units with accelerated depreciation closed during fiscal 2005.

For fiscal 2004, depreciation and amortization, as a percentage of restaurant sales and operating revenue, increased 0.1% as the refinancing of $208.2 million of bank-financed operating leases in fiscal 2003 was only partially offset by average unit volume increases.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, as a percentage of total revenue, increased 0.4% in fiscal 2005. The increase is attributable to higher advertising expenditures as we transition towards television advertising as our primary form of marketing with less emphasis on the use of coupons (which are recorded as a reduction of restaurant revenues) and a reduction in franchise support service fee income due to the purchase of four franchise partnership entities during the current year and lower same-store sales for the franchise partnerships, offset by a decrease in bonus expense to adjust for lower bonuses.  The transition towards television advertising began during the second quarter of fiscal 2005.  Advertising costs increased $13.1 million in fiscal 2005 to $24.9 million, net of franchise marketing reimbursements.

For fiscal 2004, selling, general and administrative expenses increased 1.2% as a percentage of total revenue.  The increase is attributable to an increase in marketing and public relations costs related to the “to-go” and Ruby Tuesday Smart Eating® campaigns, increased management labor due to the addition of new Directors of People, Standards and Results, or “DPSR’s,” our multi-unit operators, in order to reduce the span of control for each DPSR; increased advertising costs for the production of television commercials used for media testing during the first quarter of fiscal 2004; and higher collateral production costs due to the roll-out of the new menu as well as new plastic menu covers.  These increases were offset by higher support service fees from franchises and Specialty Restaurant Group, LLC (“SRG”).

Equity in Earnings of Unconsolidated Franchises
For fiscal 2005, our equity in the earnings of unconsolidated franchises decreased to $2.7 million from $5.9 million in fiscal 2004, due to the acquisition of the RT Tampa franchise, a 50%-owned franchise, coupled with the sale of our 50% ownership interest in RT Northern Illinois and lower same store sales for certain of our 50%-owned franchise partnerships during the year.  For fiscal 2004, our equity in the earnings of unconsolidated franchises increased to $5.9 million from $3.3 million in fiscal 2003, due to increased earnings attributable to the 50%-owned franchise partnerships coupled with the earnings attributable to four partnerships in which we acquired an additional 49% equity interest in fiscal 2004.

Our agreements with franchise partnerships allow us to purchase an additional 49% equity interest for $0.5 million. We have chosen to exercise that option in situations in which we expect to earn a return similar to or better than that which we expect when we invest in new restaurants. During fiscal 2005, we did not exercise our right to acquire an additional 49% equity interest in any franchise partnerships whereas in fiscal 2004, we exercised our right to acquire an additional 49% equity interest in four franchise partnerships (bringing our total ownership in each of these franchisees to 50%).  As of the end of fiscal 2005, we held 50% equity investments in each of 11 franchise partnerships which collectively operate 112 Ruby Tuesday restaurants.  We have a 1% ownership, with an option to acquire an additional 49%, in seven other franchise partnerships which collectively operated 43 Ruby Tuesday restaurants at May 31, 2005.  As of the end of fiscal 2004, we held 50% equity investments in each of 13 franchise partnerships which then collectively operated 137 Ruby Tuesday restaurants and 1% equity investments in 11 franchise partnerships which then collectively operated 72 Ruby Tuesday restaurants.

Net Interest Expense
Net interest expense increased $0.6 million in fiscal 2005 primarily due to lower interest income on the franchise partnership notes receivable due to the acquisition of franchise entities during the year coupled with collections on the notes remaining.

For fiscal 2004, net interest expense increased $1.4 million to $3.7 million primarily due to lower interest income on the franchise partnership notes receivable which were a part of the purchase price paid by certain franchise partnerships in refranchising transactions.  We collected $4.2 million net on these notes during fiscal 2004 and forgave certain of the notes late in fiscal 2003, both of which contributed to the year over year decrease in interest income.

Provision for Income Taxes
Our effective tax rate for fiscal 2005 was 34.0%, down from 35.6% in fiscal 2004. The change in the effective rate was primarily due to lower pre-tax income, which resulted in our tax credits having a greater impact on the overall tax rate.

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

Liquidity and Capital Resources
RTI’s cash from operations and excess borrowing capacity allow us to pursue our growth strategies and targeted capital structure. Accordingly, we have established certain well-defined priorities for our operating cash flow:

•	Invest wisely in new assets and maintain our commitment to high-return, low-risk growth to increase profitability;

•	Continue to make investments in our team members and our existing assets in order to provide superior guest and team satisfaction; and

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

	2005	2004	2003

Net cash provided by operating activities	$183,144	$219,108	$152,925
Net cash used by investing activities	(168,080)	(157,131)	(156,421)
Net cash used by financing activities	(14,762)	(51,154)	(20,541)

Net increase/(decrease) in cash and short-term investments	$302	$10,823	$(24,037)

We require capital principally for new restaurant construction, investments in technology, equipment, and remodeling of existing restaurants. Property and equipment expenditures purchased primarily with internally generated cash flows for fiscal 2005 were $162.4 million.  During fiscal 2005 we spent $8.2 million, plus assumed debt, to acquire, directly and through our subsidiaries, the remaining member or limited partnership interests of RT New York, the upstate New York (Buffalo area) franchisee, RT Tampa, RT Northern California, and RT Michiana, the southwest Michigan and northern Indiana franchisee.  These acquisitions added 44 units to the Company.  Further acquisitions, particularly from franchisees in the eastern United States, may occur either during fiscal 2006 or thereafter.

Capital expenditures for fiscal 2006 are budgeted to be approximately $175.0 to $180.0 million based on our expectation that we will open approximately 60 Company-owned units in fiscal 2006.  Also included are budgeted amounts for ongoing refurbishment and capital replacement for existing restaurants, the roll-out of our kitchen display system, and the enhancement of information systems. We intend to fund capital expenditures for Company-owned restaurants with cash provided by operations.  See “Special Note Regarding Forward-Looking Information” below.

Borrowings and Credit Facilities
On November 19, 2004, RTI entered into a $200.0 million five-year revolving credit agreement (the “Credit Facility”), which includes a $20.0 million swingline sub-commitment and a $40.0 million sub-limit for letters of credit.  The Credit Facility amended and restated a previous five-year facility (the “Revolver”) that was set to expire in October 2005.  At May 31, 2005, we had borrowings of $72.1 million outstanding under the Credit Facility with an associated floating rate of 3.84%.  After consideration of letters of credit outstanding, the Company had $114.6 million available under the Credit Facility as of May 31, 2005.  The Credit Facility, which can be increased by up to $100.0 million, is scheduled to mature on November 19, 2009.

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

At June 1, 2004, we had borrowings of $12.3 million on the Revolver with an associated floating rate of 2.14%.

During fiscal 2006, we expect to fund operations, capital expansion, any repurchase of common stock or franchise partnership equity, and the payment of dividends from operating cash flows, our Credit Facility, and operating leases.  See “Special Note Regarding Forward-Looking Information” below.

Off-Balance Sheet Arrangements
Since 1998, our franchise partnerships have been offered a credit facility for which we provide a partial guarantee. The current credit facility, which has been negotiated with various lenders, is a $48.0 million credit facility to assist franchise partnerships with working capital and operational cash flow requirements.  As discussed in Note 9 to the Consolidated Financial Statements, on November 19, 2004 we amended and restated this credit facility with various lenders.  As sponsor of the credit facility, we serve as partial guarantor of the draws made on this revolving line of credit.  The credit facility expires on October 5, 2006 and allows for 12-month individual franchise partnership loan commitments. If desired, RTI can increase the amount of the facility by up to $25 million (to a total of $73 million) or, reduce the amount of the facility.  The amount guaranteed under this program totaled $27.9 million as of May 31, 2005.  As discussed in the Management’s Outlook section of this MD&A which follows, it is our goal to reduce the amounts guaranteed under this facility between now and the time of expiration of the program.

Prior to July 1, 2004, RTI also had an arrangement with a different third party lender whereby we could choose, in our sole discretion, to partially guarantee specific loans for new franchisee restaurant development (the “Cancelled Facility”).  On July 1, 2004, RTI terminated the Cancelled Facility and notified this third party lender that it would no longer enter into additional guarantee arrangements.  RTI will honor the partial guarantees of the three loans to franchise partnerships that were in existence as of the termination of the Credit Facility.  Should payments be required under the Cancelled Facility, RTI has certain rights to acquire the operating restaurants after the third party debt is paid.  This program had remaining outstanding guarantees of $1.1 million at May 31, 2005.

Also in July 2004, RTI entered into a new program, similar to the Cancelled Facility, with a different third party lender (the “Franchise Development Facility”).  Under the Franchise Development Facility, the Company’s potential guarantee liability is reduced, and the program includes better terms and lower rates for the franchise partnerships as compared to the Cancelled Facility.  RTI has a guarantee of $0.6 million outstanding under this program as of May 31, 2005.

As consideration for providing these guarantees, we received $0.9 million in fiscal 2005.

As further discussed in Note 9 to the Consolidated Financial Statements and noted below, RTI has certain divestiture guarantees with Morrison Fresh Cooking, Inc. (“MFC”) and Morrison Health Care, Inc. (“MHC”) which arose in 1996 in connection with the distribution of MFC (subsequently acquired by Piccadilly Cafeterias, Inc., or “Piccadilly”) and MHC (subsequently acquired by Compass Group, PLC, or “Compass”) businesses.  Contingent liabilities resulting from these guarantees include payments due to MFC and MHC employees retiring under two non-qualified defined benefit plans which existed at the time of the distribution (the “Non-Qualified Pension Plans”), or corresponding replacement plans established by MFC and MHC at the time of distribution, for their proportionate share of any accrued benefit that may have been earned under the Non-Qualified Pension Plans as of the distribution date and for payments due on eight named workers’ compensation and general liability claims.  Additionally, as a sponsor of the Morrison Restaurants Inc. Retirement Plan (the “Retirement Plan”), we, along with MFC and MHC, can be held responsible for benefits due to all of the Retirement Plan’s participants.  As a result of the Piccadilly bankruptcy discussed herein, the amounts we expect to pay represent 50% of the total amounts due as we expect to share liabilities equally with MHC, which is also contingently liable.

At May 31, 2005, we have recorded liabilities totaling $3.6 million relative to our estimated share of the MFC benefit plan liabilities.  This amount reflects payments made during fiscal 2005 and the receipt, in December 2004, of $1.0 million in partial settlement of the Piccadilly bankruptcy.  The actual amount we may be ultimately required to pay could be lower if there is any further recovery in the bankruptcy proceeding, or could be higher if more valid participants are identified or if actuarial assumptions are ultimately proven inaccurate.  See “Special Note Regarding Forward-Looking Information” below.

Our contingent liability relative to MHC is estimated to be $8.7 million at May 31, 2005, and includes MHC’s 50% share of the $7.2 million employee benefit plan liability, along with the amounts for which we would be liable relative to the employees of MHC.   We currently do not anticipate having to pay any amounts on behalf of MHC due to our perception of MHC’s financial strength and accordingly no amounts have been recorded relative to our MHC contingent liability.

We have an employment agreement with Samuel E. Beall, III, whereby he has agreed to serve as Chief Executive Officer of the Company until June 18, 2010.  In accordance with the agreement, Mr. Beall is compensated at a base salary (adjusted annually based on various Company or market factors) and is entitled to an annual bonus opportunity and a long-term incentive compensation program, which currently includes stock option grants and life insurance coverage.  The employment agreement also provides for certain severance payments to be made in the event of a termination other than for cause, or a change in control, the circumstances of which are defined in the agreement.  As of May 31, 2005, the total of the potential liability for severance payments with regard to the employment agreement was approximately $10.6 million.

Significant Contractual Obligations and Commercial Commitments
Long-term financial obligations were as follows as of May 31, 2005 (in thousands):

	Payments Due By Period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Notes payable and other long-term debt, including current maturities (a)	$26,797	$2,119	$4,615	$4,699	$15,364
Revolving credit facility (a)	72,100			72,100
Unsecured senior notes (Series A and B) (a)	150,000			85,000	65,000
Operating leases, net of sublease payments (b)	283,228	30,873	57,652	47,491	147,212
Capital leases (a)	651	207	282		162
Purchase obligations (c)	197,356	97,155	36,901	35,447	27,853
Pension obligations (d)	28,118	2,610	5,151	4,916	15,441

Total	$758,250	$132,964	$104,601	$249,653	$271,032

(a)	See Note 4 to the Consolidated Financial Statements for more information.
(b)	See Note 5 to the Consolidated Financial Statements for more information.
(c)	The amounts for purchase obligations include commitments for food items and supplies, construction projects, and other miscellaneous commitments.
(d)	See Note 7 to the Consolidated Financial Statements for more information.

For purposes of calculating total debt to capital, we include as debt all of the above on-balance sheet debt, plus the present value of operating leases, letters of credit, and franchisee loan guarantees.

Commercial Commitments (in thousands):

	Total at May 31, 2005

Letters of credit	$13,289	(a)
Franchisee loan guarantees	29,045	(a)
Divestiture guarantees	8,943

	$51,277

(a)

Includes a $2.1 million letter of credit which secures a franchisee’s borrowings for construction of a restaurant being financed under a franchise loan facility.  Draws for construction to date as of May 31, 2005 totaled $0.6 million.  Because the entire $2.1 million letter of credit is included in the above totals, the $0.6 million actual franchise loan guarantee as of May 31, 2005 has been excluded from the $29.0 million presented above.

See Note 9 to the Consolidated Financial Statements for more information.

Our working capital deficiency and current ratio as of May 31, 2005 were $37.8 million and 0.6:1, respectively. As is common in the restaurant industry, we carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset) and receivable and inventory levels are generally not significant.

Pension Plans Funded Status
RTI is a sponsor of the Retirement Plan along with MFC and MHC, which were “spun-off” as a result of the fiscal 1996 “spin-off” transaction. The Retirement Plan was established to provide retirement benefits to qualifying employees of Morrison Restaurants Inc. Under the Retirement Plan, participants are entitled to receive benefits based upon salary and length of service. The Retirement Plan was amended as of December 31, 1987, so that no additional benefits will accrue and no new participants will enter the Retirement Plan after that date. Certain responsibilities involving the sponsorship of the Retirement Plan, until recently, were jointly shared by each of the three companies.  Subsequent to the Piccadilly bankruptcy, we have shared such responsibilities with Compass.

As discussed in more detail in Note 9 to the Consolidated Financial Statements, Piccadilly announced on October 29, 2003 that it had filed for Chapter 11 protection under the United States Bankruptcy Code.  On March 16, 2004, Piccadilly’s assets and ongoing business operations were sold to a third party for $80 million.  On March 10, 2004, RTI filed a claim against Piccadilly as part of the bankruptcy proceedings in the amount of approximately $6.2 million.  Subsequently, the Company entered into a settlement agreement under which RTI agreed to accept a $5.0 million unsecured claim in exchange for the creditors’ committee agreement to allow such claims.  The settlement was approved by the court on October 21, 2004.

In partial settlement of the Piccadilly bankruptcy, RTI received $1.0 million during the third quarter of fiscal 2005.  The Company hopes to recover an additional amount upon final settlement of the bankruptcy.  The amount of such final recovery is unknown at this time, and no further recovery has been recorded in our consolidated financial statements.

The Retirement Plan’s original three sponsors had agreed to voluntarily contribute such amounts as are necessary to provide assets sufficient to meet benefits to be paid to participants.  Piccadilly, however, has not contributed to the Retirement Plan subsequent to its bankruptcy filing.  Amounts payable to the Retirement Plan by Piccadilly since that date have been split equally between RTI and Compass.  As of May 31, 2005, we have recorded a liability of $0.9 million representing RTI’s 50% share of Piccadilly’s Retirement Plan liability.  Our total contributions to the Retirement Plan approximated $2.0 million, $1.9 million and $1.0 million in fiscal 2005, 2004 and 2003, respectively.  RTI contributions to the Retirement Plan for fiscal 2006 are projected to be $1.5 million.  To the best of our knowledge, Compass has made all required contributions.

RTI also sponsors two additional pension plans, the Executive Supplemental Pension Plan and the Management Retirement Plan. Although these plans are legally considered to be unfunded, the Company does provide a source for the payment of benefits under these two plans in the form of company-owned life insurance policies. The cash value of these policies was $22.5 million at May 31, 2005. The Management Retirement Plan was amended effective June 1, 2001 such that no additional benefits would accrue and no new participants may enter the plan after that date.  MFC established successor pension plans at the time of its spinoff from RTI (March 1996) for the benefit of eligible RTI employees whose employment was being transferred to MFC.  We also expect to have some liability to the MFC employees who had an accrued benefit under the RTI unfunded pension plans at the time of the spin-off.  Based on estimates prepared with the assistance of our independent actuaries, we have recorded a liability of $2.8 million on behalf of MFC participants relative to these plans.  As with the Retirement Plan, the extent of any recovery in the bankruptcy proceeding is unknown at this time.

As of our March 31, 2005 measurement date, RTI pension plans had a total projected benefit obligation (“PBO”) of $37.5 million, and an accumulated benefit obligation (“ABO”) of $36.5 million. The combined fair value of plan assets as of the end of fiscal 2005, including the Company-owned life insurance policies and a contribution of $0.6 million made to the Retirement Plan after the measurement date but before May 31, 2005, was $30.1 million. As a result of the underfunded status of the three plans relative to the combined PBO, we have recorded an $8.7 million charge to shareholders’ equity (net of tax of $5.8 million) as of May 31, 2005.

The PBO and ABO reflect the actuarial present value of all benefits earned to date by employees. The PBO incorporates assumptions as to future compensation levels while the ABO reflects only current compensation levels. Due to the relatively long time period over which benefits earned to date are expected to be paid, our PBO and ABO are highly sensitive to changes in discount rates. We measured our PBO and ABO using a discount rate of 5.75% at March 31, 2005 and 6.0% at March 31, 2004.

We believe our assumption of the expected rate of return on plan assets to be appropriate given the composition of plan assets and historical market returns thereon. We will continue to use the 8.0% expected rate of return on plan assets assumption for the determination of pension expense in fiscal 2006.

Assuming no further recoveries from the Piccadilly bankruptcy, we expect pension expense to increase by less than $0.1 million in fiscal 2006. We do not believe that the underfunded status of the three RTI pension plans will materially affect our financial position or cash flows in fiscal 2006 or in future years. Given current funding levels and discount rates, we anticipate making contributions to more fully fund the pension plans over the course of the next five to ten years. We believe our cash flows from operating activities will be sufficient to allow us to make necessary contributions to the three plans. We have included known and expected increases in our pension expense as well as future expected plan contributions in our annual budgets and outlook. See “Special Note Regarding Forward-Looking Information” below.

Dividends
During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to RTI’s shareholders. This policy calls for payment of semi-annual dividends of 2.25¢ per share. In accordance with this policy, we paid dividends of $2.9 million in fiscal 2005. The payment of a dividend in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future. Additionally, our credit facilities contain certain limitations on the payment of dividends.  See “Special Note Regarding Forward-Looking Information” below.

Critical Accounting Policies
Our MD&A is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make subjective or complex judgments that may affect the reported financial condition and results of operations. We base our estimates on historical experience and other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  We continually evaluate the information used to make these estimates as our business and the economic environment changes.

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

If a restaurant that has been open for at least five quarters shows negative cash flow results, we prepare a plan to reverse the negative performance. Under our policies, recurring or projected annual negative cash flow signals a potential impairment. Both qualitative and quantitative information are considered when evaluating for potential impairments. The amount of impairment loss recognized is based on the difference between discounted projected cash flows (in the case of some negative cash flow restaurants only salvage value is used) and the current net book value.  Prior to the second quarter of this fiscal year, we had not had more than eight open units with rolling 12 month negative cash flows during the previous year. Quarterly same store sales changes during that same period of time ranged from negative 2.7% to positive 4.1%. Despite the fall of same store sales during the second, third, and fourth quarters of the current fiscal year to (8.6%), (8.0%), and (8.9%), respectively, at May 31, 2005 we had just eleven restaurants with rolling 12 month negative cash flows.  Of these eleven units, only three have consistently had an annual negative cash flow amount in excess of $50,000.  We recorded impairments on two of these three units during fiscal 2005.  The third restaurant has been trending towards positive cash flow and, in the opinion of management, is operating well.  We reviewed the plans to reverse negative cash flows at each of the other eight units with negative cash flows for the 12 months ended May 31, 2005 and concluded that no impairment existed. The combined 12-month cash flow loss at the other eight units was approximately $0.4 million.  Should sales at these eight and other units not improve within a reasonable period of time, further impairment charges are possible.  Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs, salvage value, and sublease income. Accordingly, actual results could vary significantly from our estimates.

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

At May 31, 2005 the allowance for doubtful notes was $3.9 million, of which $0.3 million was assigned to notes not franchise related.  Included in the allowance for doubtful notes is $2.8 million allocated to the $7.0 million of debt due from two franchisees believed to be currently below the required coverage ratios with certain of their third party debt.  With the exception of amounts borrowed under the $48 million credit facility for franchise partnerships (see Note 9 to the Consolidated Financial Statements for more information), the debt referred to above is not guaranteed by RTI.  The Company believes that payments are being made by these franchisees in accordance with the terms of these debts and no actions have been proposed by the third party lenders at this time.

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

Estimated Liability for Self-Insurance

We self-insure a portion of our current and past losses from workers’ compensation and general liability claims. We have stop loss insurance for individual claims for workers’ compensation and general liability in excess of stated loss amounts. Insurance liabilities are recorded based on third party actuarial estimates of the ultimate incurred losses, net of payments made. The estimates themselves are based on standard actuarial techniques that incorporate both the historical loss experience of the Company and supplemental information as appropriate.

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

Income Tax Valuation Allowances and Tax Accruals

We record deferred tax assets for various items. As of May 31, 2005, we have concluded that it is more likely than not that the future tax deductions attributable to our deferred tax assets will be realized and therefore no valuation allowance has been recorded.

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

Known Events, Uncertainties and Trends

Financial Strategy and Stock Repurchase Plan
Our financial strategy is to utilize a prudent amount of debt (we believe 40% to 50% to be prudent), including operating leases, to minimize the weighted average cost of capital while allowing financial flexibility and the equivalent of an investment-grade bond rating. This strategy allows us to repurchase RTI common stock at times when cash flow exceeds capital expenditures and other funding requirements. During fiscal 2005, we repurchased 2.5 million shares of RTI common stock for a total purchase price of $64.3 million. In addition, at the March 30, 2005 meeting of the Company’s Board of Directors, the Board authorized the repurchase of an additional 5.0 million shares of Company common stock, thereby bringing the total number of remaining shares authorized to be repurchased as of May 31, 2005 to 6.3 million. To the extent not funded with cash from operating activities and proceeds from stock option exercises, additional repurchases, if any, may be funded by borrowings on the Credit Facility.

Franchising and Development Agreements
As of May 31, 2005, RTI held a 50% equity interest in each of eleven franchise partnerships, which collectively operated 112 Ruby Tuesday restaurants, and a 1% equity interest, with an option to acquire either an additional 49% or all remaining equity interests, in each of the seven other franchise partnerships, which collectively operated 43 Ruby Tuesday restaurants. We may choose to exercise our rights to acquire an additional equity interest in franchise partnerships in fiscal 2006 and beyond.  See “Special Note Regarding Forward-Looking Information” below.

Fiscal Year
RTI’s fiscal 2006 will contain 53 weeks and end on June 6, 2006.  Fiscal years 2003 through 2005 each contained 52 weeks.

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

Management’s Outlook
We continue to strategically position the Company for growth through the continuing emphasis on our Ruby Tuesday brand and our franchise programs.  Our mission is “To Be Chosen More Often.”  Our business is based on what we call the four “P’s” – People, Product, Price and Place.  By remaining intently focused on these four “P’s,” we believe we will be able to accomplish our mission.  Our strategies are:  (1) strengthen the relationship with the dining-out public and make Ruby Tuesday more a part of their lives so that more guests visit us more often, (2) be the custodian of capital, get more out of existing assets and invest wisely in new assets, (3) create a fun trip for all our managers and team members so they are engaged, excited, and committed to our customers and the Company, which should create loyal guests, (4) strengthen our brand so it has more appeal and so the dining-out public is more aware of it, and (5) achieve consistent and predictable results that create shareholder value.  During the first quarter of fiscal 2006, we will be completing our transition from heavy reliance on couponing to a marketing strategy based on media advertising as the primary means to increase awareness and drive trial.  We remain focused on unit level execution, investing in our team members, evolving our menu and now our media advertising as the means of driving the future success of Ruby Tuesday.  Our current expectations are to increase the Company media advertising level of spending by $25 - $30 million in fiscal 2006.

In the franchising area, as part of our longer-term plan to increase our Company-owned growth in the eastern United States, we anticipate continuing to explore the benefits of acquiring some of our franchisees in that area as well as selected additional areas.  We continue to look for potential new, primarily traditional, franchisees in targeted areas in the United States and around the world.  As RTI’s franchise system continues to shift towards traditional franchise arrangements, we expect that the level of financial support to be provided through programs such as the $48.0 million franchise partner credit facility will be reduced.  See “Special Note Regarding Forward-Looking Information” below.

Special Note Regarding Forward-Looking Information
The foregoing section contains various “forward-looking statements,” which represent the Company’s expectations or beliefs concerning future events, including one or more of the following:  future financial performance and unit growth (both Company-owned and franchised), future capital expenditures, future borrowings and repayment of debt, payment of dividends, stock repurchase, and restaurant and franchise acquisitions. The Company cautions the reader that a number of important factors and uncertainties could, individually or in the aggregate, cause actual results to differ materially from those included in the forward-looking statements, including, without limitation, the following: changes in promotional, couponing and advertising strategies; guests’ acceptance of changes in menu items; changes in our guests’ disposable income; consumer spending trends and habits; mall-traffic trends; increased competition in the casual dining restaurant market; weather conditions in the regions in which Company-owned and franchised restaurants are operated; guests’ acceptance of the Company’s development prototypes; laws and regulations affecting labor and employee benefit costs; costs and availability of food and beverage inventory; the Company’s ability to attract qualified managers, franchisees and team members; changes in the availability of capital; impact of adoption of new accounting standards; effects of actual or threatened future terrorist attacks in the United States; and general economic conditions.

Item 7A.  Quantitative and Qualitative
Disclosure About Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices.  The interest rate charged on our Credit Facility can vary based on the interest rate option we choose to utilize.  Our options for the rate are the Base Rate or LIBOR plus an applicable margin.  The Base Rate is defined to be the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.5%.  The applicable margin for the LIBOR-based option is a percentage ranging from 0.625% to 1.25%.  As of May 31, 2005, the total amount of outstanding debt subject to interest rate fluctuations was $82.1 million.  A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of $0.8 million per year.

As an additional method of managing our interest rate exposure on our floating rate debt, at certain times we have entered into interest rate swap agreements whereby we agreed to pay over the life of the swaps a fixed interest rate payment on a notional amount and in exchange we received a floating rate payment calculated on the same amount over the same time period.  We did not engage in interest rate swap agreements during fiscal 2005, nor did we have any interest rate swap agreements outstanding as of the end of fiscal 2005.

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

Item 8.  Financial Statements and Supplementary Data

Ruby Tuesday, Inc. and Subsidiaries
Index to Consolidated Financial Statements

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Financial Statements
Consolidated Statements of Income
(In thousands, except per-share data)

	For the Fiscal Year Ended

	May 31, 2005	June 1, 2004	June 3, 2003

Revenue:
Restaurant sales and operating revenue	$1,094,491	$1,023,342	$898,440
Franchise revenue	15,803	18,017	15,344

	1,110,294	1,041,359	913,784

Operating costs and expenses:
Cost of merchandise	284,424	263,033	238,598
Payroll and related costs	340,895	320,413	297,769
Other restaurant operating costs	189,181	168,471	148,458
Depreciation and amortization	66,746	57,791	49,031
Selling, general and administrative, net of support service fee income totaling $15,190 in 2005, $17,876 in 2004 and $13,898 in 2003	72,489	63,292	44,830
Equity in (earnings) of unconsolidated franchises	(2,729)	(5,913)	(3,331)
Interest expense, net of interest income totaling $3,843 in 2005, $4,384 in 2004 and $5,733 in 2003	4,342	3,726	2,302

	955,348	870,813	777,657

Income before income taxes	154,946	170,546	136,127
Provision for income taxes	52,648	60,699	47,317

Net income	$102,298	$109,847	$88,810

Earnings per share:
Basic	$1.59	$1.68	$1.39

Diluted	$1.56	$1.64	$1.36

Weighted average shares:
Basic	64,538	65,510	63,967

Diluted	65,524	67,076	65,093

The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per-share data)

	May 31, 2005	June 1, 2004

Assets:
Current assets:
Cash and short-term investments	$19,787	$19,485
Accounts and notes receivable, net	7,627	10,089
Inventories:
Merchandise	10,189	8,068
China, silver and supplies	6,799	5,579
Income tax receivable		2,941
Deferred income taxes	2,490	3,599
Prepaid rent and other expenses	10,180	8,623
Assets held for sale	5,342	3,030

Total current assets	62,414	61,414

Property and equipment, net	901,142	766,823
Goodwill	17,017	7,845
Notes receivable, net	24,589	33,366
Other assets	68,905	66,987

Total assets	$1,074,067	$936,435

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$46,589	$37,416
Accrued liabilities:
Taxes, other than income taxes	14,461	13,070
Payroll and related costs	11,826	18,021
Insurance	6,335	6,332
Rent and other	18,107	19,362
Current maturities of long-term debt, including capital leases	2,326	518
Income tax payable	169

Total current liabilities	99,813	94,719

Long-term debt and capital leases, less current maturities	247,222	168,087
Deferred income taxes	50,825	46,184
Deferred escalating minimum rent	37,471	38,725
Other deferred liabilities	75,513	72,189

Total liabilities	510,844	419,904

Shareholders’ equity:
Common stock, $0.01 par value; (authorized: 100,000 shares; issued: 2005 – 63,687 shares, 2004 – 65,549 shares)	637	655
Capital in excess of par value	1,509	16,455
Retained earnings	569,815	508,323

	571,961	525,433
Deferred compensation liability payable in Company stock	5,103	4,821
Company stock held by Deferred Compensation Plan	(5,103)	(4,821)
Accumulated other comprehensive loss	(8,738)	(8,902)

	563,223	516,531

Total liabilities and shareholders’ equity	$1,074,067	$936,435

The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
and Comprehensive Income
(In thousands, except per-share data)

	Common Stock Issued		Company Stock Held by the Deferred Compensation Plan		Capital in Excess of Par Value	Retained Earnings	Deferred Compensation Liability	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

	Shares	Amount	Shares	Amount

Balance, June 4, 2002	64,188	$642	(567)	$(4,766)	$12,951	$315,485	$4,766	$(5,089)	$323,989
Net income						88,810			88,810
Minimum pension liability adjustment, net of taxes of $3,012								(4,660)	(4,660)
Unrealized losses on derivatives:
Change in year-to-date market value, net of taxes of $608								(829)	(829)
Losses reclassified into the Consolidated Statement of Income, net of taxes of $1,614								2,496	2,496

Comprehensive income									85,817
Shares issued under stock bonus and stock option plans	1,020	10			13,557				13,567
Cash dividends of 4.5¢ per common share						(2,876)			(2,876)
Stock repurchases	(804)	(8)			(16,052)				(16,060)
Changes in Deferred Compensation Plan			(2)	(234)			234		0

Balance, June 3, 2003	64,404	644	(569)	(5,000)	10,456	401,419	5,000	(8,082)	404,437
Net income						109,847			109,847
Minimum pension liability adjustment, net of taxes of $1,035								(1,440)	(1,440)
Unrealized losses on derivatives:
Change in year-to-date market value, net of taxes of $1								20	20
Losses reclassified into the Consolidated Statement of Income, net of taxes of $395								600	600

Comprehensive income									109,027
Shares issued under stock bonus and stock option plans	2,340	23			42,650				42,673
Cash dividends of 4.5¢ per common share						(2,943)			(2,943)
Stock repurchases	(1,195)	(12)			(36,651)				(36,663)
Changes in Deferred Compensation Plan			37	179			(179)		0

Balance, June 1, 2004	65,549	655	(532)	(4,821)	16,455	508,323	4,821	(8,902)	516,531
Net income						102,298			102,298
Minimum pension liability adjustment, net of taxes of $108								164	164

Comprehensive income									102,462
Shares issued under stock bonus and stock option plans	633	6			11,404				11,410
Cash dividends of 4.5¢ per common share						(2,915)			(2,915)
Stock repurchases	(2,495)	(24)			(26,350)	(37,891)			(64,265)
Changes in Deferred Compensation Plan			10	(282)			282		0

Balance, May 31, 2005	63,687	$637	(522)	$(5,103)	$1,509	$569,815	$5,103	$(8,738)	$563,223

The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	For the Fiscal Year Ended

	May 31, 2005	June 1, 2004	June 3, 2003

Operating activities:
Net income	$102,298	$109,847	$88,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,746	57,791	49,031
Amortization of intangibles	126	122	144
Provision for bad debts	632		(2,600)
Deferred income taxes	5,641	20,396	16,642
(Gain)/loss on impairment and disposition of assets	(385)	1,270	1,162
Loss on derivatives		2	188
Equity in (earnings) of unconsolidated franchises	(2,729)	(5,913)	(3,331)
Income tax benefit from exercise of stock options	3,463	15,030	4,832
Other	72	162	134
Changes in operating assets and liabilities:
Receivables	9,645	6,602	1,850
Inventories	(2,121)	(1,447)	(1,924)
Income tax receivable	3,110	(540)	5,663
Prepaid and other assets	(5,383)	(53)	2,945
Accounts payable, accrued and other liabilities	2,029	15,839	(10,621)

Net cash provided by operating activities	183,144	219,108	152,925

Investing activities:
Purchases of property and equipment	(162,366)	(151,487)	(153,799)
Acquisition of franchise entities	(8,231)
Acquisition of an additional 49% interest in unconsolidated franchises		(2,000)	(2,000)
Distributions received from unconsolidated franchises	1,734	876	703
Proceeds from disposal of assets	3,592	4,792	1,583
Payoff of company-owned life insurance policy loans		(5,884)
Other, net	(2,809)	(3,428)	(2,908)

Net cash used by investing activities	(168,080)	(157,131)	(156,421)

Financing activities:
Proceeds from long-term debt	92,600	2,300	154,020
Principal payments on long-term debt	(48,059)	(41,329)	(164,287)
Proceeds from issuance of stock, including treasury stock	7,877	27,481	8,662
Stock repurchases	(64,265)	(36,663)	(16,060)
Dividends paid	(2,915)	(2,943)	(2,876)

Net cash used by financing activities	(14,762)	(51,154)	(20,541)

Increase/(decrease) in cash and short-term investments	302	10,823	(24,037)
Cash and short-term investments:
Beginning of period	19,485	8,662	32,699

End of period	$19,787	$19,485	$8,662

Supplemental disclosure of cash flow information-
Cash paid for:
Interest, net of amount capitalized	$8,063	$8,337	$7,895
Income taxes, net	$41,241	$27,077	$15,346
Significant non-cash investing and financing activities-
Assumption of debt and capital leases related to franchise partnership acquisitions	$36,248
Acquisition of property and equipment through refinancing of bank-financed operating lease obligations with bank debt			$209,673

The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Description of Business and Principles of Consolidation
Ruby Tuesday, Inc. including its wholly-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”) develops, operates and franchises casual dining restaurants in the United States, Puerto Rico, and 13 other countries and regions under the Ruby Tuesday® brand. At May 31, 2005, we owned and operated 579 restaurants concentrated primarily in the Northeast, Southeast, Mid-Atlantic and Midwest of the United States. As of fiscal year end, there were 226 domestic and international franchise restaurants located in 22 states outside the Company’s existing core markets (primarily Florida, the Northeast and Western United States) and in the Asia Pacific Region, India, Kuwait, Puerto Rico, Canada, Mexico, Iceland, Eastern Europe, and Central and South America.

RTI consolidates its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Equity Method Accounting
“Franchise partnerships” as used throughout the Notes to Consolidated Financial Statements refer to the Company’s 18 domestic franchisees in which the Company owns 1% or 50% of the equity of each such franchisee.  We apply the equity method of accounting to our eleven 50%-owned franchise partnerships. Accordingly, we recognize our pro rata share of the earnings of the franchise partnerships in the Consolidated Statements of Income when reported by those franchisees.  The cost method of accounting is applied to all 1%-owned franchise partnerships.

As of May 31, 2005, we were the franchisor of 155 franchise partnership restaurants and 71 traditional domestic and international franchise restaurants.  Based on an analysis prepared using financial information obtained from each of the franchise entities, we concluded that, for all periods presented, we were not required to consolidate any of the franchise entities under the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46R”).  This conclusion was based on our determination that the franchise entities met the criteria to be considered “businesses”, and therefore were not subject to FIN 46R due to the “business scope exception” of FIN 46R.

A further description of our franchise programs is provided in Note 2 to the Consolidated Financial Statements.

Fiscal Year
Our fiscal year ends on the first Tuesday following May 30. The fiscal years ended May 31, 2005, June 1, 2004, and June 3, 2003 each contained 52 weeks.

Restatement of Previously Issued Financial Statements
On April 26, 2005, RTI filed a Form 10-K/A which amended our previously filed Form 10-K for fiscal 2004.  Contained within that Form 10-K/A were restated consolidated financial statements for fiscal years 2002 through 2004.  Similarly, on May 4, 2005, RTI filed Forms 10-Q/A amending the previously filed consolidated financial statements for the first and second quarters of fiscal 2005.

The restatements resulted from lease accounting adjustments relating to lease term, amortization of leasehold improvements, rent holidays, subleases and landlord/tenant incentives which followed a review of our lease and sublease accounting that occurred between November 2004 and April 2005.  During that time, the Securities and Exchange Commission (“SEC”) clarified its views on lease accounting in a February 7, 2005 letter to the American Institute of Certified Public Accountants.  The adjustments reflected in the restated consolidated financial statements were computed incorporating the positions expressed by the SEC.

Readers of RTI’s fiscal 2005 consolidated financial statements should note that prior year amounts reflected herein represent the restated financial information rather than financial information included in the prior year Form 10-K which had been filed with the SEC on July 30, 2004 and mailed to shareholders shortly thereafter.

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

Property and Equipment and Depreciation
Property and equipment is valued at cost. Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of depreciable assets generally range from three to 35 years for buildings and improvements and from three to 15 years for restaurant and other equipment.

Pre-Opening Expenses
Salaries, personnel training costs, pre-opening rent, and other expenses of opening new facilities are charged to expense as incurred.

Goodwill and Other Intangible Assets
Goodwill represents the excess of costs over the fair market value of assets of businesses acquired.  RTI currently has goodwill totaling $17.0 million recorded from our acquisition of the Ruby Tuesday concept in 1982 and our fiscal 2005 acquisitions of the Tampa, New York, Northern California and Michiana franchise partnerships.  See Note 2 to the Consolidated Financial Statements for more information.

Other intangible assets consist of pensions, trademarks, and reacquired franchise rights.  The reacquired franchise rights were acquired as part of our acquisitions of the Northern California and Michiana franchise partnerships.  These acquisitions were completed after October 2004, the effective date of Emerging Issues Task Force Issue No. 04-1, “Accounting for Pre-existing Relationships between the Parties to a Business Combination” (“EITF 04-1”).  EITF 04-1 applies when two parties that have a pre-existing contractual relationship enter into a business combination.  See Note 2 to the Consolidated Financial Statements for more information on the allocation of purchase price applied to each of RTI’s four franchise partnership acquisitions in fiscal 2005.

Amortization expense of other intangible assets for each of fiscal 2005, 2004, and 2003 totaled $0.1 million.  We amortize trade and service marks on a straight-line basis over the life of the trade and service marks, typically ten years.  We amortize reacquired franchise rights on a straight-line basis over the remaining term of the franchise operating agreements, which varies by unit.  Amortization expense for each of the next five years is expected to be $0.2 million due to the amortization of the franchise rights reacquired as part of the RT Michiana acquisition in May 2005.

Other intangible assets which are included in other assets in the Consolidated Balance Sheets consist of the following (in thousands):

	2005		2004

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Pensions	$2,398	$0	$2,777	$0
Trademarks	1,533	423	1,538	333
Reacquired franchise rights	1,121	11	0	0

	$5,052	$434	$4,315	$333

See Note 7 to the Consolidated Financial Statements for further discussion on our pension plans.

Fair Value of Financial Instruments
Our financial instruments at May 31, 2005 and June 1, 2004 consisted of cash and short-term investments, accounts receivable and payable, Deferred Compensation Plan investments, notes receivable, long-term debt, franchise partnership guarantees, and letters of credit. The fair values of cash and short-term investments and accounts receivable and payable approximated carrying value because of the short-term nature of these instruments. Ruby Tuesday common stock held by the Deferred Compensation Plan, which is included in shareholders’ equity, is recorded at cost. Other investments held by the Deferred Compensation Plan are stated at fair value.

The carrying amounts and fair values of our other financial instruments subject to fair value disclosures are as follows (in thousands):

	2005		2004

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Deferred Compensation Plan investment in RTI common stock	$5,103	$13,190	$4,821	$15,310
Notes receivable, gross	30,844	33,700	41,921	45,492
Long-term debt and capital leases	249,548	253,651	168,605	168,701
Franchise partnership guarantees	559	593	677	712
Letters of credit	0	119	0	100

We estimated the fair value of common stock, notes receivable, debt, franchise partnership guarantees and letters of credit using market quotes and present value calculations based on market rates.

Derivative Instruments
We account for derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 133 requires that all derivatives be recorded in the Consolidated Balance Sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Because our interest rate swaps were designated and qualified as cash flow hedges, the effective portion of the gains or losses on the swaps were reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affected earnings. Any ineffective portion of the gains or losses on the derivative instruments was recorded in results of operations immediately.

From time to time we have utilized interest rate swap agreements to manage interest rate exposure on our floating-rate obligations.  We did not have any outstanding interest rate swaps at either May 31, 2005 or June 1, 2004.  We had two interest rate swaps with notional amounts aggregating $50.0 million at June 3, 2003.  These swaps were designated as cash flow hedges and effectively fixed the interest rate on an equivalent amount of our floating-rate obligations.  There are no hedge-related amounts included in other operating restaurant costs for fiscal 2005.  The amount of the hedges’ ineffectiveness included in other operating restaurant costs was negligible for fiscal 2004 and $0.2 million for fiscal 2003.

Guarantees
In fiscal 2003, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (“FIN 45”).  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of certain obligations undertaken.  The initial recognition and measurement provisions were applicable to guarantees issued or modified after December 31, 2002.  While the nature of our business results in the issuance of certain guarantees from time to time, the adoption of FIN 45 did not have a material impact on our Consolidated Financial Statements.

As discussed in Note 9 to the Consolidated Financial Statements, RTI’s third-party guarantees generally consist of franchise partnership guarantees and divestiture guarantees.  The divestiture guarantees all arose prior to the adoption of FIN 45 and, unless modified, are exempt from its requirements.  Many of the franchise partnership guarantees, which generally relate to our partial guarantees of certain third party debt,  arose or were modified after FIN 45’s effective date.  The potential amount of future payments to be made under these agreements is discussed in Note 9.  We record our guaranty liabilities under these agreements based on estimated fair values, which generally are equal to the consideration we receive for providing the guarantees.

Franchise Revenue
Franchise development and license fees received are recognized when we have substantially performed all material services and the restaurant has opened for business. Franchise royalties (generally 4% of monthly sales) are recognized as franchise revenue on the accrual basis.

Allowance for Doubtful Notes
We follow a systematic methodology each quarter in our analysis of franchise and other notes receivable in order to estimate losses inherent at the balance sheet date.  A detailed analysis of our loan portfolio involves reviewing the terms, note amounts, and other relevant information for each significant borrower.  Based on the results of the analysis, the allowance for doubtful notes is adjusted as appropriate.  See Note 3 to the Consolidated Financial Statements for more information on our notes receivable and our allowance for doubtful accounts.

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

We record impairment charges related to an investment in an unconsolidated franchise partnership whenever circumstances indicate that a decrease in the value of an investment has occurred which is other than temporary.  Our impairment test for goodwill consists of a comparison of its implied fair value with its carrying amount.  Implied fair value is based on the estimated price a willing buyer would pay for the asset.

Based upon our reviews in fiscal 2005, 2004, and 2003, we recorded impairments of $0.6 million, $0.8 million, and $0.2 million, respectively.  The majority of these charges were incurred for restaurant impairments, although the charges for fiscal 2004 included a $0.2 million impairment charge on an office building not currently used as a restaurant support service center.

The impairment charges discussed above are included as a component of other restaurant operating costs in the Consolidated Statements of Income and are included with loss on impairment and disposition of assets in the Consolidated Statements of Cash Flows.

Refranchising Gains (Losses)
Refranchising gains (losses), included in other restaurant operating costs, include gains or losses on sales of restaurants to franchisees. All direct costs associated with refranchising are included in the calculation of the gain or loss. Upon making the decision to sell a restaurant to a franchisee, the restaurant is reclassified to assets held for sale at the lower of book value or fair market value less cost to sell and any anticipated loss is immediately recognized.  When the sale occurs, any loss not previously recognized is recorded concurrently with the sale.  Any gains to be recognized are recorded when the sale closes.  There were no refranchising gains or losses for fiscal 2005, 2004, or 2003.

Marketing Costs
Except for television and radio advertising production costs which we expense when the advertisement is first shown, we expense marketing costs as incurred. Marketing expenses, which are included in selling, general and administrative expense on the Consolidated Statements of Income, totaled $24.9 million, $11.9 million, and $1.7 million for fiscal 2005, 2004, and 2003, respectively.

Income Taxes
Deferred income taxes are determined utilizing the asset and liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities.

Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. Diluted earnings per share gives effect to options outstanding during the applicable periods. The stock options included in diluted weighted average shares outstanding totaled 1.0 million, 1.6 million, and 1.1 million for fiscal 2005, 2004, and 2003, respectively. Unexercised employee stock options to purchase approximately 2.0 million, 2.1 million, and 1.9 million shares of our common stock for fiscal 2005, 2004, and 2003, respectively, did not impact the computation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock during the year.

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

	2005	2004	2003

Net income, as reported	$102,298	$109,847	$88,810
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of income tax expense	16,138	10,917	9,890

Pro forma net income	$86,160	$98,930	$78,920

Basic earnings per share
As reported	$1.59	$1.68	$1.39
Pro forma	$1.34	$1.51	$1.23
Diluted earnings per share
As reported	$1.56	$1.64	$1.36
Pro forma	$1.32	$1.49	$1.22

The weighted average fair value at date of grant for options granted during fiscal 2005, 2004 and 2003 was $8.01, $10.98 and $6.48 per share, respectively, which, for the purposes of this disclosure, is assumed to be amortized over the respective vesting period of the grants.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003

Risk-free interest rate	3.92%	2.40%	2.45%
Expected dividend yield	0.18%	0.14%	0.25%
Expected stock price volatility	0.355	0.400	0.406
Expected life (in years)	3-4	3-4	3-8

In December 2004, the FASB published FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)” or the “Statement”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

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

See Note 8 to the Consolidated Financial Statements for further discussion regarding the Company’s stock-based employee compensation plans.

Comprehensive Income
Comprehensive income includes net income adjusted for certain revenue, expenses, gains and losses that are excluded from net income in accordance with U.S. generally accepted accounting principles, such as adjustments to the minimum pension liability and, when applicable, interest rate swaps. Comprehensive income is shown as a separate component in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income.

Segment Reporting
Operating segments are components of an enterprise about which separate financial information is available that is reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. We aggregate similar operating segments into a single reportable operating segment if the businesses are considered similar under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” We consider our restaurant and franchising operations as similar and have aggregated them.

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

2.  Franchise Programs

RTI’s franchise programs currently include arrangements with 40 franchise groups, including 18 franchise partnerships (franchises in which we have a 1% or 50% ownership) which collectively operate 155 Ruby Tuesday restaurants, and 22 traditional domestic and international franchisees which collectively operate 71 Ruby Tuesday restaurants. We do not own any equity interest in our traditional franchisees.  As of May 31, 2005, 11 of our 18 franchise partnerships were 50%-owned and collectively operated 112 Ruby Tuesday restaurants.  We own 1% of the remaining seven franchise partnerships, which as of that same date collectively operated 43 Ruby Tuesday restaurants.

Between fiscal 1997 and fiscal 2002, we have sold 124 Ruby Tuesday restaurants to our franchises, 82 of which are currently operated by certain of the 18 franchise partnerships, and 16 restaurants by traditional domestic franchises. The remaining 26 restaurants, including units previously sold to our former Tampa, New York and Michiana franchise partnerships between fiscal 1998 and 2000, were reacquired in fiscal 2005 or previously closed.  The units currently operated by franchise partnerships and traditional franchisees are subject to various franchise agreements.  Included in our Consolidated Balance Sheets are notes receivable from franchise partnerships, which generally arose as a part of the consideration received when Company-owned restaurants were refranchised.  See Note 3 to the Consolidated Financial Statements for more information.

We enter into development agreements with our franchisees which require them to open varying numbers of Ruby Tuesday restaurants. During fiscal 2005, 2004, and 2003, Ruby Tuesday franchisees opened 27, 40, and 23 restaurants, respectively, pursuant to development agreements, as follows:

Fiscal Year	Franchise Partnerships	Other Domestic	International	Total

2005	17	5	5	27
2004	22	3	15	40
2003	13	2	8	23

In conjunction with these openings, we recognized development and licensing fee income totaling $0.8 million in fiscal 2005 and $1.5 million in each of fiscal 2004 and 2003.

Deferred development and licensing fees associated with all franchisees totaled $3.1 million and $2.2 million at May 31, 2005 and June 1, 2004, respectively. We will recognize these fees as income when we have substantially performed all material services and the restaurant has opened for business.

As part of the franchise partnership program, RTI sponsors and serves as partial guarantor for a revolving line-of-credit facility to assist franchise partnerships with working capital and operational cash flow requirements. RTI also had an arrangement with a third party lender under a now terminated credit facility, whereby we chose to partially guarantee three specific loans for new restaurant development.  Subsequent to the termination of that program, RTI entered into a similar program, with a different third party lender.  The Company will partially guarantee amounts borrowed under the arrangement by qualifying franchise partnerships.  The total for all of these guarantees was $29.6 million as of May 31, 2005.  See Note 9 to the Consolidated Financial Statements for more information on these programs.

In September 2004, in conjunction with a previously announced strategy to acquire certain franchisees in the Eastern United States, RTI, through its subsidiaries, acquired the remaining 50% of the partnership interests of RT Tampa Franchise, LP (“RT Tampa”), thereby increasing its ownership to 100% of partnership interests.  RT Tampa, previously a franchise partnership with 25 units in Florida, was acquired for a total purchase price of $10.7 million, of which $8.0 million was paid in cash.  Our Consolidated Financial Statements reflect the results of operations of these acquired restaurants subsequent to the date of acquisition.  This transaction was accounted for as a step acquisition using the purchase method as defined in FASB statement No. 141, “Business Combinations.”  The purchase price was allocated to the fair value of property and equipment of $15.4 million, goodwill of $3.7 million, long-term debt and capital leases of $8.1 million, and other net current liabilities of $0.3 million. RT Tampa had total debt and capital leases totaling $18.5 million at the time of the acquisition, including a note payable to RTI with an outstanding balance of $2.3 million.  In addition to recording the amounts discussed above, RTI reclassified its investment in RT Tampa to account for the remainder of the assets and liabilities of RT Tampa, which are now fully recorded within the Consolidated Balance Sheet of RTI.

In addition, for the same reasons noted above, the Company also acquired the remaining 99% of the member interests of RT New York Franchise, LLC (“RT New York”) in September 2004 for a total purchase price of $1.1 million, of which $0.2 million was paid in cash, thereby increasing its ownership to 100% of the member interests.  RT New York had debt and capital leases totaling $7.4 million at the time of the acquisition, including a note payable to RTI with an outstanding balance of $0.7 million.  RT New York previously operated nine units in the Buffalo, New York area.  The purchase price of $1.1 million was allocated to the fair value of property and equipment of $7.8 million, goodwill of $0.4 million, long-term debt and capital leases of $6.7 million, and other net current liabilities of $0.4 million.

In November 2004, RTI, through its subsidiaries, acquired the remaining 99% of the member interests of RT Northern California Franchise, LLC (“RT Northern California”), thereby increasing its ownership to 100% of the member interests.  RT Northern California, a franchise partnership with just one unit, was acquired for a purchase price of $54,000, of which $35,000 was paid in cash.  The purchase price was allocated to the fair value of property and equipment of $1.0 million, goodwill of $0.5 million, and long-term debt of $2.0 million. Because the amount of debt anticipated to be recorded by RTI upon completion of the acquisition was expected to exceed the fair value of the assets to be acquired, RTI recorded a loss on guarantee of debt of $0.5 million in fiscal 2005’s first quarter.

In May 2005, RTI acquired the remaining 99% of the member interests of RT Michiana Franchise, LLC (“RT Michiana”) for a total purchase price of $2.8 million, thereby increasing its ownership to 100% of the member interests.  RT Michiana had debt and capital leases totaling $16.7 million at the time of acquisition, including acquisition debt and other debt payable to RTI with a combined outstanding balance of $5.3 million.  The net carrying value of RTI’s note receivable from RT Michiana was $2.4 million, which reflected allowances totaling $2.9 million for doubtful accounts and other receivables.  RT Michiana previously operated five units in Southwest Michigan and four units in Northern Indiana.  The purchase price of $2.8 million was allocated to the fair value of property and equipment of $9.2 million, reacquired franchise rights of $1.1 million, goodwill of $4.5 million, long-term debt and capital of $11.4 million, and other net current liabilities of $0.6 million.

These acquisitions in total increased earnings per share by a negligible amount for the thirty-nine weeks ended May 31, 2005 (the periods following the acquisitions).  Approximately $4.0 million of the cumulative $9.1 million goodwill created by the four franchise reacquisitions in fiscal 2005 is expected to be non-deductible for income tax purposes.

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

3.  Accounts and Notes Receivable

Accounts and notes receivable – current consist of the following (in thousands):

	2005	2004

Rebates receivable	$2,024	$2,390
Amounts due from franchisees	2,053	2,238
Other receivables	1,410	2,561
Current portion of notes receivable, net of allowance for doubtful accounts totaling $1,101 in 2005	2,140	2,900

	$7,627	$10,089

The Company negotiates purchase arrangements, including price terms, with designated and approved suppliers on behalf of RTI and the franchise system. We receive various volume discounts and rebates based on purchases for our Company-owned restaurants from numerous suppliers.

Amounts due from franchisees consist of royalties, license and other miscellaneous fees, almost all of which represent the prior month’s billings. Also included in this amount is the current portion of the straight-lined rent receivable from franchise sublessees.

Notes receivable consist of the following (in thousands):

	2005	2004

Notes receivable from franchise partnerships	$29,601	$41,056
Other	1,243	865

	30,844	41,921
Less current maturities (included in accounts and notes receivable)	2,140	2,900

	28,704	39,021
Less allowances for doubtful notes and equity method losses	4,115	5,655

	$24,589	$33,366

Notes receivable from franchise partnerships generally arise when Company-owned restaurants are refranchised. All the current notes accrue interest at 10.0% per annum. Included in notes receivable at June 1, 2004, was a note due from RT New York that bore interest at 15.6%.  This note was retired as part of the acquisition of RT New York during the second quarter of fiscal 2005.  See Note 2 to the Consolidated Financial Statements for more information on franchise reacquisitions which occurred in fiscal 2005.  These notes receivable from franchise partnerships generally allow for deferral of interest during the first one to three years and require the payment of interest only for up to six years from the inception of the note and generally require the payment of principal and interest over the next five years. As of May 31, 2005, all of the franchise partnerships were making interest and/or principal payments on a monthly basis in accordance with the terms of the promissory notes. However, in fiscal 2004, in accordance with the original terms of the notes receivable, we did record $0.2 million in interest not yet collected on two of the franchise notes.

The allowance for doubtful notes represents our best estimate of losses inherent in the notes receivable at the balance sheet date. During fiscal 2005 we increased the reserve $0.6 million based on our estimate of the extent of those losses.  We canceled RT Michiana’s note outstanding and eliminated the related allowance for doubtful notes in fiscal 2005, which reduced the amount of goodwill recorded as part of the purchase price allocation for RT Michiana.  See Note 2 to the Consolidated Financial Statements for more information regarding four franchise reacquisitions which occurred during fiscal 2005.

Included in the allowance for doubtful notes at May 31, 2005 is $0.3 million, which represents RTI’s portion of the equity method losses of one of its 50%-owned franchise partnerships which was in excess of our recorded investment in that partnership.

Scheduled repayments of notes receivable at May 31, 2005 are as follows (in thousands):

2006	$3,241
2007	3,399
2008	3,052
2009	3,908
2010	3,886
Subsequent years	13,358

$30,844

4.  Long-Term Debt and Capital Leases

Long-term debt and capital lease obligations consist of the following (in thousands):

	2005	2004

Revolving credit facility	$72,100	$12,300
Unsecured senior notes:
Series A, due April 2010	85,000	85,000
Series B, due April 2013	65,000	65,000
Mortgage loan obligations	26,797	6,305
Capital lease obligations	651

	249,548	168,605
Less current maturities	2,326	518

	$247,222	$168,087

Annual maturities of long-term debt and capital lease obligations at May 31, 2005 are as follows (in thousands):

2006	$2,326
2007	2,590
2008	2,307
2009	2,362
2010	159,437
Subsequent years	80,526

$249,548

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

Under the terms of the Credit Facility, we had borrowings of $72.1 million with an associated floating rate of interest of 3.84% at May 31, 2005. As of June 1, 2004, we had $12.3 million outstanding under the old facility with an associated floating rate of interest of 2.14%. After consideration of letters of credit outstanding, the Company had $114.6 million available under the Credit Facility as of May 31, 2005.

Both the Credit Facility and the notes issued in the Private Placement contain various restrictions, including limitations on additional debt, the payment of dividends and limitations regarding funded debt, minimum net worth, and minimum fixed charge coverage ratio.

As discussed in Note 2 to the Consolidated Financial Statements, in September 2004, RTI acquired, directly and through its subsidiaries, the remaining limited partner interests and member interests in RT Tampa and RT New York, respectively, including the related long-term debt and capital leases associated with these franchise partnerships.  In addition, in November 2004 and May 2005, RTI acquired, directly and through its subsidiaries, the remaining member interests in RT Northern California and RT Michiana, respectively, including the related long-term debt and capital leases associated with these franchise partnerships.

In conjunction with the four franchise acquisitions, RTI recorded mortgage loan and capital lease obligations to third party lenders as of the acquisition dates totaling $36.2 million. This debt consisted of varying amounts due to four different lenders. Included in these amounts were notes totaling $7.8 million which were retired subsequent to the acquisition. The debt remaining consisted of individual fixed and variable rate mortgage loans secured by the associated restaurants. The variable rate notes, which totaled $10.0 million as of May 31, 2005, had associated interest rates ranging from 6.04% to 6.77%. The fixed rate notes, which totaled $16.6 million at May 31, 2005, had associated rates ranging from 8.05% to 10.16%.  In addition to the notes mentioned above, RTI acquired 9.02% fixed rate capital leases from RT Tampa, RT New York, and RT Michiana which had outstanding balances totaling $0.5 million at May 31, 2005.

During fiscal 2005, RTI retired two 8.64% fixed rate mortgage loan obligations, which originally arose from the acquisition of a franchise partnership in Arizona during fiscal 2001. These loans, which had a total outstanding balance of $6.0 million at June 1, 2004, were secured by the restaurants that were acquired at that time.

We capitalized interest expense related to restaurant construction totaling $2.2 million, $1.8 million, and $1.5 million in fiscal 2005, 2004, and 2003, respectively.

5.  Property, Equipment and Operating Leases

Property and equipment, net, is comprised of the following (in thousands):

	2005	2004

Land	$164,489	$129,153
Buildings	341,022	278,793
Improvements	352,861	308,226
Restaurant equipment	249,907	219,399
Other equipment	86,840	79,092
Construction in progress	74,393	64,957

	1,269,512	1,079,620
Less accumulated depreciation and amortization	368,370	312,797

	$901,142	$766,823

Slightly more than half of our 579 restaurants are located on leased properties. The initial terms of these leases expire at various dates over the next 21 years. These leases may also contain required increases in minimum rent at varying times during the lease term and have options to extend the terms of the leases at a rate that is included in the original lease agreement. Most of our leases require the payment of additional (contingent) rent that is based upon a percentage of restaurant sales above agreed upon sales levels for the year. These sales levels vary for each restaurant and are established in the lease agreements.  We recognize contingent rental expense (in annual as well as interim periods) prior to the achievement of the specified target that triggers the contingent rental expense, provided that achievement of that target is considered probable.

As discussed in Note 2 to the Consolidated Financial Statements, in September 2004, RTI, directly and through subsidiaries, acquired the remaining limited partner interests and member interests in RT Tampa and RT New York, respectively.  RTI, directly and through its subsidiaries, acquired the remaining member interests in RT Northern California in November 2004 and RT Michiana in May 2005.  In connection with these acquisitions, RTI recorded the property and equipment, and related obligations under operating and capital leases associated with these franchise partnerships.  Among the restaurants which RT Tampa, RT New York, and RT Michiana leased were several which had been sub-leased from RTI.

The following is a schedule by year of future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of May 31, 2005
(in thousands):

2006	$41,744
2007	39,473
2008	36,674
2009	33,000
2010	27,945
Subsequent years	164,384

Total minimum lease payments	$343,220

During the last several years we sold various restaurants to franchise partnerships and Specialty Restaurant Group, LLC (“SRG”). Many of the restaurants were leased units, which we then sub-leased to the franchise partnerships or SRG. The following schedule shows the future minimum sub-lease payments to be received from the franchise partnerships, SRG and others for the next five years and thereafter under noncancelable sub-lease agreements (in thousands):

2006	$10,871
2007	9,781
2008	8,714
2009	7,606
2010	5,848
Subsequent years	17,172

Total minimum sub-lease payments	$59,992

The following table summarizes our minimum and contingent rent expense and our sublease rental income under our operating leases (in thousands):

	2005	2004	2003

Minimum rent	$40,070	$38,267	$40,486
Contingent rent	2,323	2,777	3,169
Sublease rental income	(13,473)	(15,207)	(17,636)

	$28,920	$25,837	$26,019

6.  Income Taxes

Income tax expense includes the following components (in thousands):

	2005	2004	2003

Current:
Federal	$42,809	$36,939	$28,036
State	4,198	3,364	2,639

	47,007	40,303	30,675
Deferred:
Federal	4,498	16,993	14,632
State	1,143	3,403	2,010

	5,641	20,396	16,642

	$52,648	$60,699	$47,317

Deferred tax assets and liabilities are comprised of the following (in thousands):

	2005	2004

Deferred tax assets:
Employee benefits	$19,625	$20,642
Allowance for doubtful notes	786	1,938
Insurance reserves	6,186	6,071
Escalating minimum rents	15,874	16,272
Closed unit reserves	887	1,191
Deferred development fees	1,245	887
State net operating losses	777	1,063
Gift certificate income	1,107	2,807
Other	2,461	2,353

Total deferred tax assets	48,948	53,224

Deferred tax liabilities:
Depreciation	89,626	86,286
Partnership investments	2,452	4,033
Prepaid deductions	2,317	2,512
Other	2,888	2,978

Total deferred tax liabilities	97,283	95,809

Net deferred tax liability	$48,335	$42,585

We believe it is more likely than not that future tax deductions attributable to our deferred tax assets will be realized and therefore no valuation allowance has been recorded.

At May 31, 2005, the Company had state net operating loss carryforwards of approximately $15.8 million which expire at varying times between fiscal 2006 and 2022.

A reconciliation from the statutory federal income tax expense to the reported income tax expense is as follows (in thousands):

	2005	2004	2003

Statutory federal income taxes	$54,231	$59,691	$47,644
State income taxes, net of federal income tax benefit	3,472	4,399	3,024
Tax credits	(4,418)	(3,266)	(2,584)
Other, net	(637)	(125)	(767)

	$52,648	$60,699	$47,317

7.  Employee and Postretirement Medical and Life Benefit Plans

We sponsor two defined contribution retirement savings plans and three defined benefit pension plans for active employees and offer certain postretirement benefits for retirees.  A summary of each of these is presented below.

Salary Deferral Plan
RTI offers its employees a 401(k) plan called the Ruby Tuesday, Inc. Salary Deferral Plan. We make matching contributions to the Plan based on each eligible employee’s pre-tax contribution and years of service. We match 20% of the employee’s pre-tax contribution after three years of service, 30% after ten years of service and 40% after 20 years of service. Our expense related to the Plan approximated $0.4 million for fiscal 2005, and $0.3 million for each fiscal 2004 and 2003.

Deferred Compensation Plan
On January 5, 2005, the Board of Directors of Ruby Tuesday, Inc. approved the adoption of the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (the “Deferred Compensation Plan”), effective as of January 1, 2005, and froze the existing deferred compensation plan, the Ruby Tuesday, Inc. Restated Deferred Compensation Plan (the “Predecessor Plan”), effective as of December 31, 2004, in order to satisfy the requirements of the new Code Section 409A of the Internal Revenue Code of 1986, as amended, enacted as part of the American Jobs Creation Act of 2004.

Like the Predecessor Plan, the Deferred Compensation Plan is an unfunded, non-qualified deferred compensation plan for eligible employees.  The provisions of this Plan are similar to those of the Salary Deferral Plan.  Our expenses under the Deferred Compensation Plan approximated $0.2 million for each of fiscal 2005, 2004, and 2003.  Assets earmarked to pay benefits under the Deferred Compensation Plan are held by a rabbi trust.  Assets and liabilities of a rabbi trust must be accounted for as if they are company assets or liabilities, therefore, all earnings and expenses are recorded in our consolidated financial statements.  The Deferred Compensation Plan’s assets and liabilities, which approximated $27.1 million and $25.3 million in fiscal 2005 and 2004, respectively, are included in other assets and other liabilities in the Consolidated Balance Sheets, except for the investment in RTI common stock and the related liability payable in RTI common stock which are reflected in Shareholders’ Equity in the Consolidated Balance Sheets.

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

On October 29, 2003, Piccadilly announced that it had filed for Chapter 11 protection in the United States Bankruptcy Court.  Piccadilly withdrew as a sponsor of the Retirement Plan, with court approval, on March 4, 2004.  See Note 9 to the Consolidated Financial Statements for further discussion of the Piccadilly bankruptcy, including the subsequent sale of Piccadilly, and its impact on our defined benefit pension plans.

The Retirement Plan’s original three sponsors had agreed to voluntarily contribute such amounts as are necessary to provide assets sufficient to meet benefits to be paid to participants.  Piccadilly, however, has not contributed to the Retirement Plan subsequent to its bankruptcy filing.  Amounts payable to the Retirement Plan by Piccadilly since that date have been split equally between RTI and Compass.  Our total contributions to the Retirement Plan approximated $2.0 million, $1.9 million, and $1.0 million in fiscal 2005, 2004, and 2003, respectively.  RTI contributions to the Retirement Plan for fiscal 2006 are projected to be $1.5 million.  To the best of our knowledge, Compass has made all required contributions.

Executive Supplemental Pension Plan and Management Retirement Plan
Under these unfunded defined benefit pension plans, eligible employees earn supplemental retirement income based upon salary and length of service, reduced by social security benefits and amounts otherwise receivable under other specified Company retirement plans. Effective June 1, 2001, the Management Retirement Plan was amended so that no additional benefits would accrue and no new participants may enter the plan after that date. The ultimate amount of Piccadilly liability which RTI will absorb relative to all three defined benefit pension plans will not be known until the completion of Piccadilly’s bankruptcy proceedings.  This amount could be higher or lower than the amounts accrued based on management’s estimate at May 31, 2005.  See Note 9 to the Consolidated Financial Statements for more information.

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

The following tables detail the components of net periodic benefit cost and the amounts recognized in our Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the “Pension Plans”) and the Postretirement Medical and Life Benefits plans (in thousands):

	Pension Benefits

	2005	2004	2003

Service cost	$381	$268	$94
Interest cost	2,186	1,801	1,639
Expected return on plan assets	(516)	(239)	(325)
Amortization of transition obligation	53	53	53
Amortization of prior service cost	327	65	148
Recognized actuarial loss	863	1,068	363

Net periodic benefit cost	$3,294	$3,016	$1,972

Special termination benefits	$0	$0	$64

	Postretirement Medical and Life Benefits

	2005	2004	2003

Service cost	$13	$13	$21
Interest cost	67	73	90
Amortization of prior service cost	(16)	(7)	(7)
Recognized actuarial loss	38	37	44

Net periodic benefit cost	$102	$116	$148

Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are set forth below (in thousands):

	Pension Benefits	Postretirement Medical and Life Benefits

2006	$2,483	$127
2007	2,503	124
2008	2,416	108
2009	2,352	106
2010	2,348	110
2011-2015	14,968	473

Expected benefits are estimated based on the same assumptions used to measure our benefit obligation on our measurement date of March 31, 2005 and include benefits attributable to estimated further employee service.

The change in benefit obligation and plan assets and reconciliation of funded status is as follows (in thousands):

	Pension Benefits		Postretirement Medical and Life Benefits

	2005	2004	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$37,612	$28,717	$1,182	$1,231
Service cost	381	268	13	13
Interest cost	2,186	1,801	67	73
Plan amendments/new entrants		2,240		(66)
Addition of Piccadilly participants		5,865
Actuarial (gain)/loss	(251)	573	197	47
Benefits paid	(2,384)	(1,852)	(121)	(116)

Benefit obligation at end of year	$37,544	$37,612	$1,338	$1,182

Change in plan assets:
Fair value of plan assets at beginning of year	$6,361	$2,432	$0	$0
Actual return on plan assets	(31)	1,728
Employer contributions	3,021	2,391	121	116
Addition of Piccadilly assets		1,662
Benefits paid	(2,384)	(1,852)	(121)	(116)

Fair value of plan assets at end of year	$6,967	$6,361	$0	$0

Reconciliation of funded status:
Funded status	$(30,577)*	$(31,251)*	$(1,338)	$(1,182)
Employer contributions	766 **	454 **	38
Unrecognized net actuarial loss	15,512	17,121	906	747
Unrecognized transition obligation	16	69
Unrecognized prior service cost	2,382	2,709	(64)	(80)

Accrued benefit cost	$(11,901)	$(10,898)	$(458)	$(515)

Accrued benefit cost by plan:
Retirement Plan	$4,559	$3,057
Executive Supplemental Pension Plan	(13,213)	(11,842)
Management Retirement Plan	(3,247)	(2,113)

	$(11,901)	$(10,898)

*

The funded status reflected above includes the liabilities attributable to all of the Pension Plans but only the assets of the Retirement Plan as the other two plans are not considered funded for ERISA purposes. To provide a source for the payment of benefits under the Executive Supplemental Pension Plan and the Management Retirement Plan, we own whole-life insurance contracts on some of the participants. The cash value of these policies net of policy loans was $22.5 million and $20.1 million at May 31, 2005 and June 1, 2004, respectively. We maintain a rabbi trust to hold the policies and death benefits as they are received.

**

Fiscal 2005 and 2004 employer contributions totaling $0.8 million and $0.5 million, respectively, were made to the applicable pension plan trust after the March 31, 2005 and March 31, 2004 measurement dates but before May 31, 2005 and June 1, 2004, respectively.

Amounts recognized in the Consolidated Balance Sheets consist of (in thousands):

	Pension Benefits		Postretirement Medical and Life Benefits

	2005	2004	2005	2004

Accrued benefit liability	$(28,787)	$(28,435)	$(458)	$(515)
Intangible asset	2,398	2,777
Accumulated other comprehensive loss	14,488	14,760

Net amount recognized at year-end	$(11,901)	$(10,898)	$(458)	$(515)

Other comprehensive (gain)/loss attributable to change in additional minimum liability recognition	$(272)	$2,475	$0	$0

Minimum funding for the Morrison Restaurants Inc. Retirement Plan is determined in accordance with the guidelines set forth in employee benefit and tax laws.  From time to time we may contribute additional amounts as we deem appropriate.  Based on calculations received from our actuary, we estimate that we will make contributions of $1.5 million to the Retirement Plan in fiscal 2006.

The Retirement Plan’s assets are held in trust and were allocated as follows on March 31, 2005, the measurement date:

	Target Allocation	Actual Allocation

Equity securities	60-80%	65%
Fixed income securities	20-40%	25%
Cash and cash equivalents	0%	10%

Total	100%	100%

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

Under the terms of the investment policy statement, equity securities can include both domestic and international securities.  To be fully invested, the trust’s equity portfolio should not contain any domestic stock with value in excess of 10% of the total and the aggregate amount of the international equities should not exceed 30% of the total.  The goal of the fixed income portfolio is to provide a return exceeding inflation over an investment horizon spanning 5-10 years without exposure to excessive interest rate or credit rate risk.  Investments should be primarily U.S. Treasury or Government Agency securities and investment-grade corporate bonds at the time of purchase.  Investment grade bonds will include securities rated at least BBB by Standard & Poor’s or the equivalent Moody’s index.  Any single non-government issue is limited to 10% of the portfolio.

As noted above, we own whole-life insurance contracts in order to provide a source of funding for the Executive Supplemental Pension Plan and the Management Retirement Plan.  Benefits payable under these two plans are paid from a rabbi trust which holds the insurance contracts.  The Company will on occasion contribute additional amounts into the rabbi trust in the event of a liquidity shortfall.  We currently project that benefit payments from the rabbi trust for these two plans will approximate $1.1 million in fiscal 2006.

Additional year-end information for the pension plans which have benefit obligations in excess of plan assets (in thousands):

	Pension Benefits		Postretirement Medical and Life Benefits

	2005	2004	2005	2004

Projected benefit obligation	$37,544	$37,612	$1,338	$1,182
Accumulated benefit obligation	36,520	33,133	1,338	1,182
Fair value of plan assets	6,967	6,361	0	0

The assumptions used to compute the information above are set forth below:

	Pension Benefits

	2005	2004	2003

Discount rate	5.75%	6.00%	6.50%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.00%	4.00%	4.00%

	Postretirement Medical Benefits

	2005	2004	2003

Discount rate	5.75%	6.00%	6.50%

We currently are assuming a gross medical trend rate of 8.5% for fiscal 2006.  A change in this rate of 1% would have no significant effect on either our net periodic postretirement benefit expense or our accrued postretirement benefits liability.

8.  Capital Stock and Option Plans

Preferred Stock - RTI is authorized, under its Certificate of Incorporation, to issue up to 250,000 shares of preferred stock with a par value of $0.01. These shares may be issued from time to time in one or more series. Each series will have dividend rates, rights of conversion and redemption, liquidation prices, and other terms or conditions as determined by the Board of Directors. No preferred shares have been issued as of May 31, 2005.

The Ruby Tuesday, Inc. Stock Incentive and Deferred Compensation Plan for Directors - Under the Ruby Tuesday, Inc. Stock Incentive and Deferred Compensation Plan for Directors, each non-employee director, in addition to his/her cash retainer, receives an annual option grant of 8,000 options as a part of his/her overall compensation.  Through August 30, 2005, directors are allowed to defer the receipt of their retainer fees for the purchase of RTI shares.  Each director purchasing stock received additional shares equal to 15% of the shares purchased and three times the total shares in options.  All options awarded under the Plan have been at the current market value at the time of grant. A Committee, appointed by the Board, administers the Plan. At May 31, 2005, we had reserved 624,000 shares of common stock under this Plan, 282,000 of which were subject to options outstanding.

The Ruby Tuesday, Inc. 2003 Stock Incentive Plan - A committee, appointed by the Board, administers the Ruby Tuesday, Inc. 2003 Stock Incentive Plan (formerly called the Ruby Tuesday, Inc. 1996 Non-Executive Stock Incentive Plan, or “NSIP”) and has full authority in its discretion to determine the key employees and officers to whom stock incentives are granted and the terms and provisions of stock incentives.  Option grants under the Plan can have varying vesting provisions and exercise periods as determined by such committee.  Options granted under the Plan vest in periods ranging from immediate to fiscal 2011, with the majority vesting 24 or 30 months following the date of grant, and the majority expiring five, but some up to ten, years after grant.  The Plan permits the committee to make awards of shares of common stock, awards of stock options or other derivative securities related to the value of the common stock, and certain cash awards to eligible persons. These discretionary awards may be made on an individual basis or for the benefit of a group of eligible persons. All options awarded under the Plan have been at the current market value at the time of grant. At the 2003 annual meeting of shareholders, RTI’s shareholders approved the amendment and a restatement of the NSIP which, among other amendments, changed the name of the plan to the Ruby Tuesday, Inc. 2003 Stock Incentive Plan.  This amendment and restatement had the effect of conforming the NSIP to the Ruby Tuesday, Inc. 1996 Stock Incentive Plan.  At May 31, 2005, we had reserved a total of 10,002,000 shares of common stock for these two plans, 8,826,000 of which were subject to options outstanding.

The following table summarizes the activity in options under these stock option plans (in thousands, except per-share data):

	2005		2004		2003

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Beginning of year	8,603	$22.07	8,784	$16.63	7,577	$15.10
Granted	1,498	$25.53	2,289	$32.03	2,345	$18.06
Exercised	(613)	$12.03	(2,297)	$11.49	(982)	$8.28
Forfeited	(380)	$25.41	(173)	$18.19	(156)	$16.60

End of year	9,108	$23.17	8,603	$22.07	8,784	$16.63

Exercisable	5,557	$24.95	2,909	$18.30	2,980	$11.70

Weighted average fair value of options granted during the year	$ 8.01		$ 10.98		$ 6.48

The following table summarizes information about stock options outstanding and exercisable at May 31, 2005:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding (in thousands)	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price

$ 9.47 - $17.93	2,301	2.78	$16.55	544	$17.30
$17.96 - $21.70	1,639	1.83	$18.91	1,402	$18.99
$22.50 - $25.29	1,783	2.00	$23.35	1,638	$23.29
$25.30 - $27.55	1,464	4.77	$25.47	52	$27.38
$28.79 - $33.00	1,921	3.83	$32.81	1,921	$32.81

$ 9.47 - $33.00	9,108	3.00	$23.17	5,557	$24.95

9.  Commitments and Contingencies

At May 31, 2005, we had certain third-party guarantees, which primarily arose in connection with our franchising and divestiture activities. The majority of these guarantees expire through fiscal 2013. Generally, we are required to perform under these guarantees in the event that a third-party fails to make contractual payments or, in the case of franchise partnership debt guarantees, achieve certain performance measures.

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

As discussed in Note 2 to the Consolidated Financial Statements, during our second quarter of fiscal 2005, RTI acquired the remaining membership interests of three franchise partnerships.  Two other franchise partnerships were converted into traditional franchises, which, along with one existing traditional franchisee, are now under common control of the franchisee.  RTI also acquired the remaining membership interests of an additional franchise partnership in the fourth quarter of fiscal 2005.  All amounts outstanding under programs partially guaranteed by RTI were settled as part of the individual transactions.

As of May 31, 2005, the amounts guaranteed under the Franchise Facility, the Cancelled Facility and the Franchise Development Facility were $27.9 million, $1.1 million and $0.6 million, respectively.  The guarantee associated with the Franchise Development Facility is collateralized by a $2.1 million letter of credit.  As of June 1, 2004, the amounts guaranteed under the Franchise Facility and the Cancelled Facility were $18.8 million and $1.2 million, respectively.  Unless extended, guarantees under these programs will expire at various dates from June 2005 through September 2012. To our knowledge, all of the franchise partnerships are current in the payment of their obligations due under these credit facilities. We have recorded liabilities totaling $0.6 million and $0.7 million as of May 31, 2005 and June 1, 2004, respectively, related to the $28.5 million and $18.8 million, respectively, of these guarantees which originated or were modified after the effective date of FIN 45.  This amount was determined based on amounts to be received from the franchise partnerships as consideration for the guarantees. We believe these amounts approximate the fair value of the guarantees.

Divestiture Guarantees
During fiscal 1996, our shareholders approved the distribution (the “Distribution”) of our family dining restaurant business, then called Morrison Fresh Cooking, Inc. (“MFC”), and our health care food and nutrition services business, then called Morrison Health Care, Inc. (“MHC”). Subsequently, Piccadilly acquired MFC and Compass acquired MHC. Prior to the Distribution, we entered into various guarantee agreements with both MFC and MHC, most of which have expired.  We do remain contingently liable for (1) payments to MFC and MHC employees retiring under (a) the versions of the Management Retirement Plan and the Executive Supplemental Pension Plan (the two non-qualified defined benefit plans), in effect as of the date of the Distribution, for the accrued benefits earned by those participants as of March 1996, and (b) funding obligations under the Retirement Plan maintained by MFC and MHC following the Distribution (the qualified plan), and (2) payments due on certain workers’ compensation and general liability claims. As payments are required under these guarantees, RTI was to divide the amounts due equally with the other non-defaulting entity (MFC or MHC).

As discussed in Note 7 to the Consolidated Financial Statements, on October 29, 2003, Piccadilly announced that it had signed an agreement to sell substantially all of its assets, including its restaurant operations, to a third party for $54 million. On the same day, Piccadilly filed for Chapter 11 protection in the United States Bankruptcy Court in Fort Lauderdale, Florida.

In December 2003, the Bankruptcy Court entered an order approving the bid procedures and the form of purchase agreement, and setting a hearing for February 13, 2004 to consider approval of a sale of substantially all of Piccadilly’s assets. Because qualified bids for Piccadilly’s assets were received from more than one bidder, an auction was conducted on February 11, 2004. The auction resulted in an agreement to sell Piccadilly’s assets and ongoing business operations to a different third party for $80 million. The increased sales price would, according to Piccadilly, allow Piccadilly to fully retire both its outstanding bank debt and senior notes and result in some amount being available for pro rata distribution to the unsecured creditors of Piccadilly.  No distribution to common shareholders, however, was expected to be available. This transaction was completed on March 16, 2004.

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

Also since fiscal 2004, we have made payments to the Retirement Plan trust on behalf of employees of MFC. Our ultimate recovery in the bankruptcy proceeding and our ultimate liability related to the retirement plans’ divestiture guarantees may be higher or lower than the amounts accrued based on various factors, including the level of funds distributed to Piccadilly’s unsecured creditors as part of the bankruptcy proceeding. Although the Company hopes to receive full payment for its claim, the final amount of the recovery is not known at this time.

In partial settlement of the Piccadilly bankruptcy, RTI received $1.0 million during the third quarter of fiscal 2005. Although the Company hopes to recover an additional amount upon final settlement of the bankruptcy, no further recovery has been recorded in our Consolidated Financial Statements.

At May 31, 2005, we have recorded liabilities totaling $3.6 million relative to our estimated share of the MFC benefit plan liabilities.  This amount reflects payments made during fiscal 2005 and the receipt, in December 2004, of $1.0 million in partial settlement of the Piccadilly bankruptcy.  The actual amount we may be ultimately required to pay could be lower if there is any further recovery in the bankruptcy proceeding, or could be higher if more valid participants are identified or if actuarial assumptions are ultimately proven inaccurate.

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

We estimated our divestiture guarantees related to MHC at May 31, 2005 to be $5.0 million for employee benefit plans and $0.1 million for the workers’ compensation and general liability claims. In addition, we remain contingently liable for MFC’s portion (estimated to be $3.6 million) of the employee benefit plan and workers’ compensation obligations and general liability claims for which MHC is currently responsible under the divestiture guarantee agreements. We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

Insurance Programs
We are currently self-insured for a portion of our current and prior years’ workers’ compensation, employment practices liability, general liability and automobile liability losses (collectively, “casualty losses”) as well as property losses and certain other insurable risks. To mitigate the cost of our exposures for certain property and casualty losses, we make annual decisions to either retain the risks of loss up to certain maximum per occurrence or aggregate loss limits negotiated with our insurance carriers, or to fully insure those risks. We are also self-insured for healthcare claims for eligible participating employees subject to certain deductibles and limitations. We have accounted for our retained liabilities for casualty losses and healthcare claims, including reported and incurred but not reported claims, based on information provided by third party actuaries.

At May 31, 2005, RTI was committed under letters of credit totaling $13.3 million issued primarily in connection with our workers’ compensation and casualty insurance programs.  As previously noted, a letter of credit totaling $2.1 million was issued to secure the guarantee outstanding under the Franchise Development Facility.

Litigation
We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending legal proceedings will not have a material adverse effect on our operations, financial position or liquidity.

Employment Agreement
RTI has an employment agreement with Samuel E. Beall, III, pursuant to which Mr. Beall has agreed to serve as Chief Executive Officer of the Company until June 18, 2010.  Pursuant to this agreement, Mr. Beall is compensated at a base salary (adjusted annually based on various Company or market factors) and is also entitled to an annual bonus opportunity and a long-term incentive compensation program, which currently includes stock option grants and life insurance coverage.  Mr. Beall’s employment agreement provides for certain severance payments to be made in the event of a termination other than for cause, or a change in control.  The agreement defines the circumstances which will constitute a change in control.  If the severance payments had been due as of May 31, 2005, we would have been required to make payments totaling approximately $10.6 million.

Purchase Commitments
The Company has minimum purchase commitments with various vendors.  Outstanding commitments as of May 31, 2005 were approximately $197.4 million, a portion of which we believe will be purchased by certain franchisees.  These obligations consist of construction projects, supplies for various types of meat, cheese, soups/sauces, paper products, and other food products, which are an integral part of the business operations of Ruby Tuesday, Inc.

10. Subsequent Events

On July 6, 2005, the Company’s Board of Directors declared a semi-annual cash dividend of 2.25¢ per share payable August 8, 2005, to shareholders of record on July 25, 2005.

11. Supplemental Quarterly Financial Data (Unaudited)

Quarterly financial results for the years ended May 31, 2005 and June 1, 2004, are summarized below.
(In thousands, except per-share data)

	For the Year Ended May 31, 2005

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$267,523	$258,218	$289,163	$295,390	$1,110,294

Gross profit*	$74,509	$66,196	$78,145	$76,944	$295,794

Income before income taxes	$45,291	$30,265	$40,835	$38,555	$154,946
Provision for income taxes	16,204	10,551	13,295	12,598	52,648

Net income	$29,087	$19,714	$27,540	$25,957	$102,298

Earnings per share:
Basic	$0.45	$0.30	$0.43	$0.41	$1.59

Diluted	$0.44	$0.30	$0.42	$0.40	$1.56

	For the Year Ended June 1, 2004

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$249,852	$245,004	$270,965	$275,538	$1,041,359

Gross profit*	$68,289	$64,394	$78,552	$78,207	$289,442

Income before income taxes	$38,274	$34,307	$50,119	$47,846	$170,546
Provision for income taxes	13,671	12,184	17,827	17,017	60,699

Net income	$24,603	$22,123	$32,292	$30,829	$109,847

Earnings per share:
Basic	$0.38	$0.34	$0.49	$0.47	$1.68

Diluted	$0.37	$0.33	$0.48	$0.46	$1.64

* We define gross profit as revenue less cost of merchandise, payroll and related costs, and other restaurant operating costs.

Ruby Tuesday, Inc. common stock is publicly traded on the New York Stock Exchange under the ticker symbol RI. The following table sets forth the reported high and low prices of the common stock and cash dividends paid thereon for each quarter during fiscal 2005 and 2004.

Fiscal Year Ended May 31, 2005				Fiscal Year Ended June 1, 2004

Quarter	High	Low	Per Share Cash Dividends	Quarter	High	Low	Per Share Cash Dividends

First	$29.71	$26.04	2.25¢	First	$25.46	$20.87	2.25¢
Second	$28.67	$22.63	—	Second	$29.93	$23.12	—
Third	$27.93	$23.60	2.25¢	Third	$32.77	$26.70	2.25¢
Fourth	$25.75	$22.13	—	Fourth	$33.00	$26.50	—

As of July 25, 2005, there were approximately 4,663 holders of record of the Company’s common stock.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Ruby Tuesday, Inc.:

We have audited the accompanying consolidated balance sheets of Ruby Tuesday, Inc. and subsidiaries (“the Company”) as of May 31, 2005 and June 1, 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended May 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ruby Tuesday, Inc. and subsidiaries as of May 31, 2005 and June 1, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2005, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of May 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 29, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Louisville, Kentucky
July 29, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Ruby Tuesday, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A, that Ruby Tuesday, Inc. and subsidiaries (“the Company”) maintained effective internal control over financial reporting as of May 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of May 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of May 31, 2005 and June 1, 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended May 31, 2005, and our report dated July 29, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Louisville, KY
July 29, 2005

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

          Management’s Report on Internal Control over Financial Reporting

Under Section 404 of The Sarbanes-Oxley Act of 2002, our management is required to assess the effectiveness of the Company’s internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether the Company’s internal control over financial reporting is effective.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2005.  In this assessment, the Company applied criteria based on the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2005.

KPMG LLP, the independent registered certified public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has also audited our management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting as of May 31, 2005 as stated in their report filed herein.

          Changes in Internal Controls

During the fiscal quarter ended May 31, 2005, there was no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Company

The information required by this Item 10 regarding the directors of the Company is incorporated herein by reference to the information set forth in the table entitled “Director and Director Nominee Information” under “Election of Directors” in the definitive proxy statement of the Company (the “Proxy Statement”) relating to the Company’s annual meeting of shareholders to be held on October 5, 2005 (the “Annual Meeting”).

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this report:

1. Financial Statements:

The financial statements of the Company and its subsidiaries are listed in the accompanying “Index to
Consolidated Financial Statements” on page 26.

2. Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts for the Years Ended May 31, 2005, June 1, 2004, and June 3, 2003 (in thousands):

Description	Balance at Beginning of Period	Charged/ (Credited) to Costs and Expenses	Charged/ (Credited) to other Accounts	Write-offs	Balance at End of Period

			(a)
Allowance for Doubtful Notes
Fiscal Year Ended May 31, 2005	$5,655	$632	$(2,433)		$3,854
Fiscal Year Ended June 1, 2004	5,655				5,655
Fiscal Year Ended June 3, 2003	19,481	(2,600)		$(11,226)	5,655

All other financial statement schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

(a)

As discussed in Note 2 to the Consolidated Financial Statements, in fiscal 2005, the Company acquired the remaining 99% of the member interests of RT Michiana Franchise, LLC (“RT Michiana”).  The $2.4 million allowance for doubtful notes as well as the corresponding note receivable from RT Michiana were eliminated as part of the purchase price allocation.

3. Exhibits:

The exhibits filed with or incorporated by reference in this report are listed on the Exhibit Index beginning on page 62.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.

Date: August 2, 2005	By:	/s/ SAMUEL E. BEALL, III

Samuel E. Beall, III
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ SAMUEL E. BEALL, III	Chairman of the Board, President and	Date: August 2, 2005
Chief Executive Officer
Samuel E. Beall, III

/s/ MARGUERITE N. DUFFY	Senior Vice President,	Date: August 2, 2005
Chief Financial Officer
Marguerite N. Duffy

/s/ JOHN B. MCKINNON	Director	Date: August 2, 2005

John B. McKinnon

/s/ DR. DONALD RATAJCZAK	Director	Date: August 2, 2005

Dr. Donald Ratajczak

/s/ CLAIRE L. ARNOLD	Director	Date: August 2, 2005

Claire L. Arnold

/s/ JAMES A. HASLAM, III	Director	Date: August 2, 2005

James A. Haslam, III

/s/ BERNARD LANIGAN JR.	Director	Date: August 2, 2005

Bernard Lanigan Jr.

/s/ STEPHEN I. SADOVE	Director	Date: August 2, 2005

Stephen I. Sadove

RUBY TUESDAY, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation, as amended, of Ruby Tuesday, Inc. (1)

3.2	Bylaws, as amended, of Ruby Tuesday, Inc. (2)

4.1	Specimen Common Stock Certificate. (1)

4.2	Articles of Incorporation, as amended, of Ruby Tuesday, Inc. (filed as Exhibit 3.1 hereto).

4.3	Bylaws, as amended, of Ruby Tuesday, Inc. (filed as Exhibit 3.2 hereto).

10.1	Ruby Tuesday, Inc. Executive Supplemental Pension Plan, restated as of July 1, 1999.* (3)

10.2	First Amendment, dated as of April 9, 2001, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan.* (4)

10.3	Second Amendment, dated as of April 10, 2002, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan.* (5)

10.4	Third Amendment, dated as of September 18, 2003, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan.* (6)

10.5	Fourth Amendment, dated as of June 29, 2004, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan.* (7)

10.6	Fifth Amendment, dated as of January 5, 2005, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan.* +

10.7	Morrison Restaurants Inc. Stock Incentive and Deferred Compensation Plan for Directors together with First Amendment, dated as of June 29, 1995.* (8)

10.8	Form of Second Amendment to Stock Incentive and Deferred Compensation Plan for Directors.* (9)

10.9	Form of Third Amendment to Stock Incentive and Deferred Compensation Plan for Directors.* (10)

10.10	Fourth Amendment, dated as of July 8, 2002, to the Stock Incentive and Deferred Compensation Plan for Directors.* (11)

10.11	Fifth Amendment, dated as of July 6, 2005, to the Stock Incentive and Deferred Compensation Plan for Directors.* +

10.12	Ruby Tuesday, Inc. 2003 Stock Incentive Plan (formerly the 1996 Non-Executive Stock Incentive Plan (formerly the Morrison Restaurants Inc. 1993 Non-Executive Stock Incentive Plan)).* (12)

10.13	Reserved

10.14	Reserved

10.15

Morrison Restaurants Inc. Deferred Compensation Plan, as restated effective January 1, 1994, together with amended and restated Trust Agreement, dated as of December 1, 1992, to Deferred Compensation Plan.* (15)

10.16	Morrison Restaurants Inc. Management Retirement Plan together with First Amendment, dated as of June 30, 1994 and Second Amendment, dated as of July 31, 1995.* (16)

10.17	Form of Third Amendment to Management Retirement Plan.* (17)

10.18	Form of Fourth Amendment to Management Retirement Plan.* (18)

10.19	Form of Fifth Amendment to Management Retirement Plan.* (19)

10.20	Sixth Amendment, dated as of April 9, 2001, to the Ruby Tuesday, Inc. Management Retirement Plan.* (20)

10.21	Seventh Amendment (dated as of October 5, 2004) to the Ruby Tuesday Inc. Management Retirement Plan.* (21)

10.22	Form of Morrison Restaurants Inc. Retirement Plan.* (22)

10.23	Form of First Amendment to the Morrison Restaurants Inc. Retirement Plan.* (23)

10.24	Form of Second Amendment to Retirement Plan.* (24)

10.25	Third Amendment, dated as of July 10, 2000, to the Morrison Retirement Plan.* (25)

10.26	Fourth Amendment, dated as of March 21, 2002, to the Morrison Retirement Plan.* (26)

10.27	Fifth Amendment, dated as of December 17, 2002, to Morrison Retirement Plan.* (27)

10.28	Sixth Amendment, dated as of February 16, 2004, to the Morrison Retirement Plan.* (28)

10.29	Seventh Amendment (dated as of October 5, 2004) to the Morrison Retirement Plan.* (29)

10.30	Executive Group Life and Executive Accidental Death and Dismemberment Plan.* (30)

10.31	Morrison Restaurants Inc. Executive Life Insurance Plan.* (31)

10.32	Form of First Amendment to the Morrison Restaurants Inc. Executive Life Insurance Plan.* (32)

10.33	Second Amendment (dated as of January 1, 2004) to the Ruby Tuesday Inc. Executive Life Insurance Plan (formerly the Morrison Restaurants Inc. Executive Life Insurance Plan).* (33)

10.34	Ruby Tuesday Inc. Executive Life Insurance Premium Plan dated as of January 1, 2004.* (34)

10.35	Ruby Tuesday, Inc. 1996 Stock Incentive Plan, restated as of September 30, 1999.* (35)

10.36	First Amendment, dated as of July 10, 2000, to the restated Ruby Tuesday, Inc. 1996 Stock Incentive Plan.* (36)

10.37	Indenture, dated as of April 9, 2001, to the Ruby Tuesday, Inc. Salary Deferral Plan.* (37)

10.38	First Amendment, dated as of February 11, 2002, to the Ruby Tuesday, Inc. Salary Deferral Plan.* (38)

10.39	Second Amendment, dated as of December 9, 2002, to the Ruby Tuesday, Inc. Salary Deferral Plan.* (39)

10.40	Third Amendment (dated as of December 8, 2004) to the Ruby Tuesday Inc. Salary Deferral Plan (formerly the Morrison Restaurants Inc. Salary Deferral Plan).* (40)

10.41	Ruby Tuesday, Inc. Deferred Compensation Plan Trust Agreement restated as of June 1, 2001.* (41)

10.42	First Amendment, dated as of June 10, 2002, to the Ruby Tuesday, Inc. Deferred Compensation Plan Trust Agreement.* (42)

10.43	Ruby Tuesday, Inc. Restated Deferred Compensation Plan, dated as of November 26, 2002.* (43)

10.44	Ruby Tuesday, Inc. 2005 Deferred Compensation Plan.* (44)

10.45	Incentive Bonus Plan for the Chief Executive Officer.* (45)

10.46	Form of Non-Qualified Stock Option Award and Terms and Conditions (ESOP).* (46)

10.47	Form of Non-Qualified Stock Option Award and Terms and Conditions (MSOP).* (47)

10.48	Form of Non-Qualified Stock Option Award and Terms and Conditions (Beall).* (48)

10.49	First Amendment, dated as of July 8, 2002, to Incentive Bonus Plan for the Chief Executive Officer.* (49)

10.50	Employment Agreement dated as of June 19, 1999, by and between Ruby Tuesday, Inc. and Samuel E. Beall, III.* (50)

10.51	First Amendment, dated as of January 9, 2003, to Employment Agreement by and between Ruby Tuesday, Inc. and Samuel E. Beall, III.* (51)

10.52	Partner Agreement, dated as of June 6, 2001, by and between Ruby Tuesday, Inc. and Robert D. McClenagan, Jr.* (52)

10.53	Partner Agreement, dated as of June 5, 2002, by and between Ruby Tuesday, Inc. and Mark S. Ingram.* (53)

10.54	Termination of Partner Agreement, dated as of June 3, 2003, by and between Ruby Tuesday, Inc. and Mark S. Ingram.* (54)

10.55	Distribution Agreement, dated as of March 2, 1996, by and among Morrison Restaurants Inc., Morrison Fresh Cooking, Inc. and Morrison Health Care, Inc. (55)

10.56

Amended and Restated Tax Allocation and Indemnification Agreement, dated as of March 2, 1996, by and among Morrison Restaurants Inc., Custom Management Corporation of Pennsylvania, Custom Management Corporation, John C. Metz & Associates, Inc., Morrison International, Inc., Morrison Custom Management Corporation of Pennsylvania, Morrison Fresh Cooking, Inc., Ruby Tuesday, Inc., a Delaware corporation, Ruby Tuesday (Georgia), Inc., a Georgia corporation, Tias, Inc. and Morrison Health Care, Inc. (56)

10.57	Agreement Respecting Employee Benefit Matters, dated as of March 2, 1996, by and among Morrison Restaurants Inc., Morrison Fresh Cooking, Inc. and Morrison Health Care, Inc. (57)

10.58	License Agreement, dated as of March 2, 1996, between Ruby Tuesday (Georgia), Inc. and Morrison Health Care, Inc. (58)

10.59

Amended and Restated Operating Agreement of MRT Purchasing, LLC, dated as of March 2, 1996, by and among Morrison Restaurants Inc., Ruby Tuesday, Inc., Morrison Fresh Cooking, Inc. and Morrison Health Care, Inc. (59)

10.60	Termination of Partner Agreement, dated as of June 6, 2004, by and between Ruby Tuesday, Inc. and Robert McClenagan, Jr. (60)

10.61	Reserved

10.62	Reserved

10.63	Reserved

10.64	Reserved

10.65	Trust Agreement (dated as of July 23, 2004) between Ruby Tuesday Inc. and U.S. Trust Company, N.A.* (65)

10.66

Master Distribution Agreement, dated as of December 9, 2003 by and between Ruby Tuesday, Inc. and PFG Customized Distribution (portions of which have been redacted pursuant to a confidential treatment request filed with the SEC). (66)

10.67	Reserved

10.68

Amended and Restated Revolving Credit Agreement dated as of November 19, 2004 among Ruby Tuesday, Inc., as Borrower, the lenders from time to time party hereto and Bank of America, N.A., as Administrative Agent, Issuing Bank, and Swingline Lender. (68)

10.69

Amended and Restated Loan Facility Agreement and Guaranty by and among Ruby Tuesday, Inc., Bank of America, N.A., as Servicer, Amsouth Bank, as Documentation Agent, SunTrust Bank, as Co-Syndication Agent, Wachovia Bank N.A., as Co-Syndication Agent, and each of the participants party hereto dated as of November 19, 2004, Banc of America Securities LLC as Lead Arranger. (69)

10.70	Note Purchase Agreement, dated as of April 3, 2003, by and among Ruby Tuesday, Inc. and the Purchasers, together with forms of notes and subsidiary guaranty agreement. (70)

10.71	First Amendment, dated as of October 1, 2003, to Note Purchase Agreement, dated as of April 1, 2003, by and among Ruby Tuesday, Inc. and the Purchasers. (71)

10.72	Reserved

10.73	Reserved

10.74	Reserved

21.1	Subsidiaries of Ruby Tuesday, Inc.+

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm for Ruby Tuesday, Inc. for the fiscal years ended May 31, 2005, June 1, 2004, and June 3, 2003.+

31.1	Certification of Samuel E. Beall, III, Chairman of the Board, President and Chief Executive Officer.+

31.2	Certification of Marguerite N. Duffy, Senior Vice President, Chief Financial Officer.+

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

Footnote	Description

*	Management contract or compensatory plan or arrangement.

+	Filed herewith.

(1)	Incorporated by reference to Exhibit of the same number to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(2)	Incorporated by reference to Exhibit of the same number to Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 30, 2004 by Ruby Tuesday, Inc. (File No. 1-12454).

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

(6)	Incorporated by reference to Exhibit 99.3 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 14, 2003 (File No. 1-12454).

(7)

Incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 1, 2004 filed with the Securities and Exchange Commission on July 30, 2004 (File No. 1-12454).

(8)

Incorporated by reference to Exhibit 10(c) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 3, 1995 filed with the Securities and Exchange Commission on September 1, 1995 (File No. 1-12454).

(9)	Incorporated by reference to Exhibit 10.29 to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(10)

Incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 3, 2003, filed with the Securities and Exchange Commission on August 15, 2003 (File No. 1-12454).

(11)

Incorporated by reference to Exhibit 99.5 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 15, 2003 by Ruby Tuesday, Inc. for the three month period ended December 3, 2002 (File No. 1-12454).

(12)

Incorporated by reference to Exhibit 10(h) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 5, 1993 (File No. 0-1750) and by reference to Exhibit 10.10 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 1, 2004, filed with the Securities and Exchange Commission on July 30, 2004 (File No. 1-12454).

(13)	Reserved

(14)	Reserved

(15)	Incorporated by reference to Exhibit 10(i) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 5, 1993 (File No. 0-1750).

(16)	Incorporated by reference to Exhibit 10(n) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 3, 1995 (File No. 1-12454).

(17)	Incorporated by reference to Exhibit 10.32 to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(18)

Incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 3, 2003, filed with the Securities and Exchange Commission on August 15, 2003 (File No. 1-12454).

(19)

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

(21)

Incorporated by reference to Exhibit 99.5 to Form 10-Q filed with the Securities and Exchange Commission on January 10, 2005 by Ruby Tuesday, Inc. for the three month period ended November 30, 2004 (File No. 1-12454).

(22)

Incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 3, 2003, filed with the Securities and Exchange Commission on August 15, 2003 (File No. 1-12454).

(23)

Incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 3, 2003, filed with the Securities and Exchange Commission on August 15, 2003 (File No. 1-12454).

(24)	Incorporated by reference to Exhibit 10.35 to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(25)

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

(27)

Incorporated by reference to Exhibit 99.6 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 15, 2003 by Ruby Tuesday, Inc. for the three month period ended December 3, 2002 (File No. 1-12454).

(28)	Incorporated by reference to Exhibit 99.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 12, 2004 (File No. 1-12454).

(29)

Incorporated by reference to Exhibit 99.6 to Form 10-Q filed with the Securities and Exchange Commission on January 10, 2005 by Ruby Tuesday, Inc. for the three month period ended November 30, 2004 (File No. 1-12454).

(30)	Incorporated by reference to Exhibit 10(q) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 3, 1989 (File No. 0-1750).

(31)	Incorporated by reference to Exhibit 10(a)(a) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 4, 1994 (File No. 1-12454).

(32)

Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 3, 2003, filed with the Securities and Exchange Commission on August 15, 2003 (File No. 1-12454).

(33)

Incorporated by reference to Exhibit 99.2 to Form 10-Q filed with the Securities and Exchange Commission on January 10, 2005 by Ruby Tuesday, Inc. for the three month period ended November 30, 2004 (File No. 1-12454).

(34)

Incorporated by reference to Exhibit 99.1 to Form 10-Q filed with the Securities and Exchange Commission on January 10, 2005 by Ruby Tuesday, Inc. for the three month period ended November 30, 2004 (File No. 1-12454).

(35)

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

(37)

Incorporated by reference to Exhibit 10.43 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 5, 2001 filed with the Securities and Exchange Commission on August 31, 2001 (File No. 1-12454).

(38)

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

(40)

Incorporated by reference to Exhibit 99.4 to Form 10-Q filed with the Securities and Exchange Commission on January 10, 2005 by Ruby Tuesday, Inc. for the three month period ended November 30, 2004 (File No. 1-12454).

(41)

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

(43)

Incorporated by reference to Exhibit 99.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 15, 2003 by Ruby Tuesday, Inc. for the three month period ended December 3, 2002 (File No. 1-12454).

(44)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2005 (File No. 1-12454).

(45)	Incorporated by reference to the Appendix to Ruby Tuesday, Inc.’s Proxy Statement for the 1999 Annual Meeting of Shareholders dated as of August 27, 1999 (File No. 1-12454).

(46)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2005 (File No. 1-12454).

(47)	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2005 (File No. 1-12454).

(48)	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2005 (File No. 1-12454).

(49)

Incorporated by reference to Exhibit 99.4 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 15, 2003 by Ruby Tuesday, Inc. for the three month period ended December 3, 2002 (File No. 1-12454).

(50)

Incorporated by reference to Exhibit 99.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 19, 2000 by Ruby Tuesday, Inc. for the three month period ended December 5, 1999 (File No. 1-12454).

(51)

Incorporated by reference to Exhibit 99.7 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 15, 2003 by Ruby Tuesday, Inc. for the three month period ended December 3, 2002 (File No. 1-12454).

(52)

Incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 5, 2001 filed with the Securities and Exchange Commission on August 31, 2001 (File No. 1-12454).

(53)

Incorporated by reference to Exhibit 99.3 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 15, 2003 by Ruby Tuesday, Inc. for the three month period ended December 3, 2002 (File No. 1-12454).

(54)

Incorporated by reference to Exhibit 10.40 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 3, 2003, filed with the Securities and Exchange Commission on August 15, 2003 (File No. 1-12454).

(55)	Incorporated by reference to Exhibit 10.23 to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(56)	Incorporated by reference to Exhibit 10.24 to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(57)	Incorporated by reference to Exhibit 10.25 to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(58)	Incorporated by reference to Exhibit 10.26 to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(59)	Incorporated by reference to Exhibit 10.27 to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(60)

Incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 1, 2004, filed with the Securities and Exchange Commission on July 30, 2004 (File No. 1-12454).

(61)	Reserved

(62)	Reserved

(63)	Reserved

(64)	Reserved

(65)

Incorporated by reference to Exhibit 99.3 to Form 10-Q filed with the Securities and Exchange Commission on January 10, 2005 by Ruby Tuesday, Inc. for the three month period ended November 30, 2004 (File No. 1-12454).

(66)	Incorporated by reference to Exhibit 99.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 12, 2004 (File No. 1-12454).

(67)	Reserved

(68)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2004 (File No. 1-12454).

(69)	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2004 (File No. 1-12454).

(70)	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2003 (File No. 1-12454).

(71)	Incorporated by reference to Exhibit 99.4 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 16, 2004 (File No. 1-12454).