Form 10-Q
period 2005-08-30
RUBY TUESDAY INC
filed 2005-10-07
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  August 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No

62,603,676

          (Number of shares of common stock, $0.01 par value, outstanding as of October 5, 2005)

   RUBY TUESDAY, INC.

   INDEX

Page
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
AUGUST 30, 2005 AND MAY 31, 2005	3
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN WEEKS ENDED
AUGUST 30, 2005 AND AUGUST 31, 2004	4
CONDENSED CONSOLIDATED STATEMENTS OF CASH
FLOWS FOR THE THIRTEEN WEEKS
ENDED AUGUST 30, 2005 AND AUGUST 31, 2004	5
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS	6-13
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS	14-22
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK	23
ITEM 4. CONTROLS AND PROCEDURES	23
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	24
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE
OF PROCEEDS	24
ITEM 6. EXHIBITS	25
SIGNATURES	26

 PART I — FINANCIAL INFORMATION
ITEM 1.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	AUGUST 30, 2005	MAY 31, 2005
		(NOTE A)
Assets
Current assets:
Cash and short-term investments	$ 7,114	$ 19,787
Accounts and notes receivable, net	10,300	7,627
Inventories:
Merchandise	10,106	10,189
China, silver and supplies	6,575	6,799
Deferred income taxes	1,659	2,490
Prepaid rent and other expenses	12,568	10,180
Assets held for sale	5,300	5,342
Total current assets	53,622	62,414
Property and equipment, net	924,576	901,142
Goodwill	17,017	17,017
Notes receivable, net	23,519	24,589
Other assets	71,031	68,905
Total assets	$ 1,089,765	$ 1,074,067

Liabilities & shareholders' equity
Current liabilities:
Accounts payable	$ 42,115	$ 46,589
Accrued liabilities:
Taxes, other than income taxes	16,294	14,461
Payroll and related costs	9,611	11,826
Insurance	6,854	6,335
Rent and other	23,301	18,107
Current portion of long-term debt, including capital leases	2,070	2,326
Income tax payable	5,026	169
Total current liabilities	105,271	99,813
Long-term debt and capital leases, less current maturities	246,865	247,222
Deferred income taxes	51,647	50,825
Deferred escalating minimum rent	37,761	37,471
Other deferred liabilities	73,717	75,513
Total liabilities	515,261	510,844
Shareholders' equity:
Common stock, $0.01 par value; (authorized 100,000
shares; issued 63,334 @ 8/30/05; 63,687 @ 5/31/05)	633	637
Capital in excess of par value	356	1,509
Retained earnings	582,253	569,815
Deferred compensation liability payable in
Company stock	5,035	5,103
Company stock held by Deferred Compensation Plan	(5,035)	(5,103)
Accumulated other comprehensive loss	(8,738)	(8,738)
	574,504	563,223
Total liabilities & shareholders' equity	$ 1,089,765	$ 1,074,067

The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	THIRTEEN WEEKS ENDED
	AUGUST 30, 2005	AUGUST 31, 2004
		(NOTE A)
Revenue:
Restaurant sales and operating revenue	$ 304,343	$ 262,854
Franchise revenue	3,880	4,669
	308,223	267,523
Operating costs and expenses:
Cost of merchandise	81,643	67,335
Payroll and related costs	95,729	80,103
Other restaurant operating costs	53,225	45,576
Depreciation and amortization	17,174	15,562
Selling, general and administrative,
net of support service fee income
totaling $3,250 in 2006 and $4,531
in 2005	25,959	14,828
Equity in (earnings) of unconsolidated
franchises	(64)	(1,764)
Interest expense, net	1,913	592
	275,579	222,232
Income before income taxes	32,644	45,291
Provision for income taxes	11,001	16,204
Net income	$ 21,643	$ 29,087

Earnings per share:
Basic	$ 0.34	$ 0.45

Diluted	$ 0.34	$ 0.44

Weighted average shares:
Basic	63,529	65,244

Diluted	64,290	66,526

Cash dividends declared per share	2.25¢	2.25¢

The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

(UNAUDITED)

	THIRTEEN WEEKS ENDED
	AUGUST 30, 2005	AUGUST 31, 2004
Operating activities:
Net income	$ 21,643	$ 29,087
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	17,174	15,562
Amortization of intangibles	71	39
Provision for bad debts	286	--
Deferred income taxes	1,653	238
(Gain)/loss on impairment and disposition of assets	(730)	443
Equity in (earnings) of unconsolidated franchises	(64)	(1,764)
Income tax benefit from exercise of stock options	141	923
Other	2	49
Changes in operating assets and liabilities:
Receivables	486	547
Inventories	307	(457)
Income tax payable	4,857	13,911
Prepaid and other assets	(2,329)	(1,655)
Accounts payable, accrued and other liabilities	(565)	(8,325)
Net cash provided by operating activities	42,932	48,598
Investing activities:
Purchases of property and equipment	(44,945)	(33,903)
Distributions received from unconsolidated
franchises	200	710
Proceeds from disposal of assets	2,214	570
Other, net	(1,956)	(688)
Net cash used by investing activities	(44,487)	(33,311)
Financing activities:
Proceeds from long-term debt	3,700	--
Principal payments on long-term debt	(4,313)	(3,267)
Proceeds from issuance of stock, including treasury stock	822	2,060
Stock repurchases	(9,900)	(25,191)
Dividends paid	(1,427)	(1,472)
Net cash used by financing activities	(11,118)	(27,870)
Decrease in cash and
short-term investments	(12,673)	(12,583)
Cash and short-term investments:
Beginning of year	19,787	19,485
End of quarter	$ 7,114	$ 6,902

Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amount capitalized	$ 852	$ (283)
Income taxes, net	$ 4,392	$ 1,002

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI”, "we" or the “Company”), owns and operates Ruby Tuesday® casual dining restaurants. We also franchise the Ruby Tuesday concept in selected domestic and international markets. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the 13-week period ended August 30, 2005 are not necessarily indicative of results that may be expected for the year ending June 6, 2006.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income.

The condensed consolidated balance sheet at May 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in RTI’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005.

NOTE B – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. The computation of diluted earnings per share gives effect to options outstanding during the applicable periods. The effect of stock options increased the diluted weighted average shares outstanding by approximately 0.8 million and 1.3 million for the 13 weeks ended August 30, 2005 and August 31, 2004, respectively.

Stock options with an exercise price greater than the average market price of our common stock do not impact the computation of diluted earnings per share. For the 13 weeks ended August 30, 2005 and August 31, 2004, there were 3.4 million and 2.1 million unexercised options, respectively, that were excluded from the computation of diluted earnings per share.

NOTE C – STOCK-BASED EMPLOYEE COMPENSATION

We measure compensation expense related to stock-based compensation using the intrinsic value method. Accordingly, no stock-based employee compensation cost is reflected in net income if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant. Had compensation expense for our stock option plans been determined based on the fair value at the grant date consistent with the provisions of the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), our net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per-share data):

Thirteen Weeks Ended
	August 30, 2005	August 31, 2004
Net income, as reported	$ 21,643	$ 29,087

Less: Stock-based employee compensation
expense determined under fair value based
method for all awards, net of income tax expense
	1,362	4,422

Pro forma net income	$ 20,281	$ 24,665

Basic earnings per share

As reported	$ 0.34	$ 0.45
Pro forma	$ 0.32	$ 0.38

Diluted earnings per share

As reported	$ 0.34	$ 0.44
Pro forma	$ 0.32	$ 0.37

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

NOTE D – ACCOUNTS AND NOTES RECEIVABLE

Notes receivable from franchise partnerships generally arise when Company-owned restaurants are sold to franchise partnerships (“refranchised”). These notes generally allow for deferral of interest during the first one to three years and require the payment of interest only for up to six years from the inception of the note. As of August 30, 2005, all the franchise partnerships were making interest and/or principal payments on a monthly basis in accordance with the terms of these notes. All of the refranchising notes accrue interest at 10.0% per annum.

Amounts reflected for long-term notes receivable at August 30, 2005 and May 31, 2005 are net of a $4.1 million and $3.9 million allowance for doubtful notes, respectively.

NOTE E – FRANCHISE PROGRAMS

As of August 30, 2005, we held a 50% equity interest in each of 11 franchise partnerships which collectively operate 114 Ruby Tuesday restaurants. We apply the equity method of accounting to all 50%-owned franchise partnerships. Also, as of August 30, 2005, we held a 1% equity interest in each of seven franchise partnerships which collectively operate 44 restaurants and no equity interest in various traditional domestic and international franchises which collectively operated 75 restaurants.

Beginning in fiscal 2006, we required under the terms of the franchise operating agreements all domestic franchisees to contribute 2% of monthly gross sales to a national advertising fund formed to cover their pro rata portion of the production and airing costs associated with our national cable advertising campaign.

See Note K to the Condensed Consolidated Financial Statements for a discussion of our franchise partnership working capital credit facility and our related guarantees.

NOTE F – LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

	August 30, 2005	May 31, 2005
Revolving credit facility	$ 75,800	$ 72,100
Unsecured senior notes:
Series A, due April 2010	85,000	85,000
Series B, due April 2013	65,000	65,000
Mortgage loan obligations	22,524	26,797
Capital lease obligations	611	651
	248,935	249,548
Less current maturities	2,070	2,326
	$246,865	$247,222

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

On November 19, 2004, RTI entered into a five-year revolving credit agreement (the “Credit Facility”) under which we may borrow up to $200.0 million with options to increase the facility by up to $100.0 million to a total of $300.0 million or reduce the amount of the facility. The Credit Facility was obtained for general corporate purposes. The terms of the Credit Facility provide for a $20.0 million swingline sub-commitment and a $40.0 million sub-limit for letters of credit. RTI borrowed $75.0 million under the Credit Facility to pay off borrowings outstanding under the previous facility. Additionally, new letters of credit of $12.1 million were obtained to replace those outstanding under the previous facility. The Credit Facility will mature on November 19, 2009.

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

Under the terms of the Credit Facility, we had borrowings of $75.8 million with an associated floating rate of interest of 4.36% at August 30, 2005. As of May 31, 2005, we had $72.1 million outstanding with an associated floating rate of interest of 3.84%. After consideration of letters of credit outstanding, the Company had $107.7 million available under the Credit Facility as of August 30, 2005.

Both the Credit Facility and the notes issued in the Private Placement contain various restrictions, including limitations on additional debt, the payment of dividends and limitations regarding funded debt, minimum net worth, and minimum fixed charge coverage ratio.

In conjunction with four franchise acquisitions completed during fiscal 2005, RTI recorded mortgage loan and capital lease obligations to third party lenders as of the acquisition dates totaling $36.2 million. This debt consisted of varying amounts due to four different lenders. Included in these amounts were notes totaling $7.8 million which were retired in fiscal 2005 subsequent to the acquisitions. During the first quarter of fiscal 2006, RTI retired a 10.08% fixed rate mortgage loan obligation, which originally arose from one of the franchise partnership acquisitions in fiscal 2005. This loan had a total outstanding balance of $3.8 million at May 31, 2005. The debt remaining consists of individual fixed and variable rate mortgage loans secured by the associated restaurants as well as capital leases. The fixed rate notes, which totaled $12.5 million at August 30, 2005, had associated rates ranging from 8.05% to 10.16%. The variable rate notes, which totaled $9.9 million as of August 30, 2005, had associated interest rates ranging from 6.50% to 7.24%.  In addition to the notes mentioned above, as part of the franchise acquisitions, RTI acquired four 9.02% fixed rate capital leases which had outstanding balances totaling $0.4 million at August 30, 2005.

NOTE G – PROPERTY, EQUIPMENT AND OPERATING LEASES

Property and equipment, net, is comprised of the following (in thousands):

	August 30, 2005	May 31, 2005
Land	$ 171,596	$ 164,489
Buildings	354,801	341,022
Improvements	357,453	352,861
Restaurant equipment	254,631	249,907
Other equipment	88,421	86,840
Construction in progress	76,282	74,393
	1,303,184	1,269,512
Less accumulated depreciation and amortization	378,608	368,370
	$ 924,576	$ 901,142

Approximately 55% of our restaurants are located on leased property. Of these, approximately half are land leases only, the other half are for both land and building. The initial terms of these leases expire at various dates over the next 21 years. These leases may also contain required increases in rent at varying times during the lease terms and have options to extend the terms of the leases at rates that are included in the original lease agreement.

NOTE H – OTHER DEFERRED LIABILITIES

Other deferred liabilities at August 30, 2005 and May 31, 2005 included $23.0 million and $22.0 million, respectively, for the liability due to participants in our Deferred Compensation Plan and $18.7 million and $18.3 million, respectively, for the liability due to participants of the Company’s Executive Supplemental Pension Plan.

NOTE I – COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”) requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America. Total comprehensive income for the 13 weeks ended August 30, 2005 and August 31, 2004 was $21.6 million and $29.1 million, respectively, which was the same as net income. The only item that currently impacts RTI's other comprehensive income is the minimum pension liability adjustment, which is adjusted annually.

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

The ultimate amount of Piccadilly liability which RTI will absorb relative to all three defined benefit pension plans will not be known until the completion of Piccadilly’s bankruptcy proceedings.  This amount could be higher or lower than the amounts accrued based on management’s estimate at August 30, 2005. See Note K to the Condensed Consolidated Financial Statements for more information.

Postretirement Medical and Life Insurance Benefits
Our Postretirement Medical and Life Insurance Benefits plans provide health insurance benefits to substantially all retired employees and life insurance benefits to certain retirees. The medical plan requires retiree cost sharing provisions that are more substantial for employees who retire after January 1, 1990.

The following tables detail the components of net periodic benefit cost and the amounts recognized in our Condensed Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the “Pension Plans”) and the Postretirement Medical and Life Insurance Benefits plans (in thousands):

	Pension Benefits
	Thirteen weeks ended
	August 30, 2005	August 31, 2004
Service cost	$ 98	$ 95
Interest cost	513	546
Expected return on plan assets	(145)	(129)
Amortization of transition obligation	4	13
Amortization of prior service cost	80	82
Recognized actuarial loss	272	261
Net periodic benefit cost	$ 822	$ 868

	Postretirement Medical and Life Insurance Benefits
	Thirteen weeks ended
	August 30, 2005	August 31, 2004
Service cost	$ 3	$ 3
Interest cost	18	17
Amortization of prior service cost	(4)	(4)
Recognized actuarial loss	16	10
Net periodic benefit cost	$ 33	$ 26

Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

As disclosed in our Form 10-K for fiscal 2005, we are required to make contributions to the Retirement Plan in 2006. No contributions were made to the Retirement Plan during the quarter ended August 30, 2005. We expect to make contributions of $0.8 million for the remainder of fiscal 2006.

We also sponsor two defined contribution retirement savings plans. Information regarding these plans is included in RTI’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005.

NOTE K – GUARANTEES

At August 30, 2005, we had certain third party guarantees, which primarily arose in connection with our franchising and divestiture activities. The majority of these guarantees expire at various dates ending in fiscal 2013. Generally, we are required to perform under these guarantees in the event that a third party fails to make contractual payments or, in the case of franchise partnership debt guarantees, achieve certain performance measures.

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

As of August 30, 2005, the amounts guaranteed under the Franchise Facility, the Cancelled Facility and the Franchise Development Facility were $29.2 million, $1.1 million and $2.6 million, respectively.  The guarantees associated with the Franchise Development Facility are collateralized by a $3.6 million letter of credit.  As of May 31, 2005, the amounts guaranteed under the Franchise Facility, the Cancelled Facility and the Franchise Development Facility were $27.9 million, $1.1 million and $0.6 million, respectively.  Unless extended, guarantees under these programs will expire at various dates from September 2005 through September 2012. To our knowledge, all of the franchise partnerships are current in the payment of their obligations due under these credit facilities. We have recorded liabilities totaling $0.5 million and $0.6 million as of August 30, 2005 and May 31, 2005, respectively, related to these guarantees.  This amount was determined based on amounts to be received from the franchise partnerships as consideration for the guarantees. We believe these amounts approximate the fair value of the guarantees.

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

In December 2003, the Bankruptcy Court entered an order approving the bid procedures and the form of purchase agreement, and setting a hearing for February 13, 2004 to consider approval of a sale of substantially all of Piccadilly’s assets. Because qualified bids for Piccadilly’s assets were received from more than one bidder, an auction was conducted on February 11, 2004. The auction resulted in an agreement to sell Piccadilly’s assets and ongoing business operations to a different third party for $80 million. The increased sales price would, according to Piccadilly, allow Piccadilly to fully retire both its outstanding bank debt and its senior notes and result in some amount being available for pro rata distribution to the unsecured creditors of Piccadilly. No distribution to common shareholders, however, was expected to be available. This transaction was completed on March 16, 2004.

In addition, on March 4, 2004, Piccadilly withdrew as a sponsor of the Retirement Plan with the approval of the bankruptcy court. Because RTI and MHC are the remaining sponsors of the Retirement Plan, they are jointly and severally required to make contributions to the Retirement Plan in such amounts as are necessary to satisfy all benefit obligations under the Retirement Plan.

On March 10, 2004, we filed a claim against Piccadilly in the bankruptcy proceeding in the amount of approximately $6.2 million. Subsequently, the Company entered into a settlement agreement under which we agreed to accept a $5.0 million unsecured claim in exchange for the creditors’ committee agreement to allow such a claim. This settlement agreement was approved by the bankruptcy court on October 21, 2004.

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

At August 30, 2005, we have recorded liabilities totaling $3.6 million relative to our estimated share of the MFC benefit plan liabilities.  This amount reflects payments made through that date and the receipt, in December 2004, of $1.0 million in partial settlement of the Piccadilly bankruptcy. Although the Company hopes to recover an additional amount upon final settlement of the bankruptcy, no further recovery has been recorded in our Condensed Consolidated Financial Statements. The actual amount we may be ultimately required to pay could be lower if there is any further recovery in the bankruptcy proceeding, or could be higher if more valid participants are identified or if actuarial assumptions are ultimately proven inaccurate.

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

We estimated our divestiture guarantees related to MHC at August 30, 2005 to be $4.8 million for employee benefit plans and $0.1 million for the workers’ compensation and general liability claims. In addition, we remain contingently liable for MFC’s portion (estimated to be $3.8 million) of the employee benefit plan and workers’ compensation obligations and general liability claims for which MHC is currently responsible under the divestiture guarantee agreements. We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

General:

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI”, the “Company,” “we” and/or “our”), owns and operates Ruby Tuesday® casual dining restaurants. We also franchise the Ruby Tuesday concept in selected domestic and international markets.  As of August 30, 2005, we owned and operated 590, and franchised 233, Ruby Tuesday restaurants. Ruby Tuesday restaurants can now be found in 42 states, the District of Columbia, 13 foreign countries, and Puerto Rico.

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

Our performance goals focus on measurements we believe are key to our growth and progress, including, but not limited to, same-store sales, new unit openings, and margins.  Our performance in these areas is discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section.

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

The following is an overview of our results of operations for the 13-week period ended August 30, 2005.

Net income decreased 25.6% to $21.6 million, or $0.34 per share — diluted, for the 13 weeks ended August 30, 2005 compared to $29.1 million, or $0.44 per share — diluted, for the same quarter of the previous year.

During the 13 weeks ended August 30, 2005:

  16 Company-owned Ruby Tuesday restaurants were opened and five were closed (two as a result of Hurricane Katrina and one was sold);
  nine franchise restaurants were opened and two were closed;
  same-store sales at Company-owned units decreased 3.9%; and
  the Company continued its transition from marketing efforts centered predominantly around couponing to efforts focused primarily on television and other similar forms of advertising.

Results of Operations:

The following table sets forth selected restaurant operating data as a percentage of total revenue, except where otherwise noted, for the periods indicated. All information is derived from our Condensed Consolidated Financial Statements included in this Form 10-Q.

	Thirteen weeks ended
	August 30, 2005	August 31, 2004
Revenue:
Restaurant sales and operating revenue	98.7%	98.3%
Franchise revenue	1.3	1.7
Total revenue	100.0	100.0
Operating costs and expenses:
Cost of merchandise (1)	26.8	25.6
Payroll and related costs (1)	31.5	30.5
Other restaurant operating costs (1)	17.5	17.3
Depreciation and amortization (1)	5.6	5.9
Selling, general and administrative, net	8.4	5.5
Equity in (earnings) of unconsoli-
dated franchises	0.0	(0.7)
Interest expense, net	0.6	0.2
Income before income taxes	10.6	16.9
Provision for income taxes	3.6	6.1
Net income	7.0%	10.9%

(1)    As a percentage of restaurant sales and operating revenue.

The following table shows year-to-date Company-owned and franchised restaurant openings and closings, and total restaurants as of the end of the first quarter.

	Year-to-date		Year-to-date		Total Open at End
	Openings		Closings		of First Quarter
	Fiscal 2006	Fiscal 2005	Fiscal 2006	Fiscal 2005	Fiscal 2006	Fiscal 2005
Company-owned	16	8	5	1	590	491
Franchise	9	3	2	2	233	253

We estimate that approximately 45 additional Company-owned Ruby Tuesday restaurants will be opened during the remainder of fiscal 2006. See the Liquidity and Capital Resources section of this MD&A for a discussion of how we expect to finance the development of these new restaurants as well as the restaurants we expect to open in subsequent fiscal years.

We expect our domestic and international franchisees to open approximately 20 to 30 additional Ruby Tuesday restaurants during the remainder of fiscal 2006.

Revenue

RTI’s restaurant sales and operating revenue for the 13 weeks ended August 30, 2005 increased $41.5 million (15.8%) to $304.3 million compared to the same period of the prior year. This increase primarily resulted from a net addition of 99 units (a 20.2% increase) over the prior year, offset by a 3.9% decrease in same-store sales. Management attributes the decrease in same-store sales to a combination of factors, the largest of which was the Company’s decision, at the beginning of fiscal 2005‘s second quarter, to move away from couponing towards media advertising as its primary means of driving trial and traffic. Reductions in coupons were estimated to have accounted for 5.0 - 6.0% of the same-store sales decline. Coupon redemptions totaled $0.2 million for the 13 weeks ended August 30, 2005 compared to $8.0 million for the same period of the prior year. While we believe there were other operational and external factors contributing to the Company’s poor same-store sales performance for the quarter, we have remained focused on reversing the negative trend in same-store sales by implementing changes to our menu, improving store level operations, working to differentiate ourselves from our competitors, and beginning to utilize media advertising in an effort to return to positive same-store sales growth. Despite being down 3.9% for the quarter, same-store sales improved over the course of the quarter, starting down 4.7% for the June period, and then improving to down 3.9% for July and down 2.8% for August.

Franchise revenue totaled $3.9 million for the 13 weeks ended August 30, 2005 compared to $4.7 million for the same quarter in the prior year. Franchise revenue is predominately comprised of domestic and international royalties, which totaled $3.6 million and $4.5 million for the 13-week periods ended August 30, 2005 and August 31, 2004, respectively. This decrease is due in part to the acquisition of four franchise entities subsequent to the first quarter of the prior year which combined owned 44 units at the time they were acquired in fiscal 2005. Same-store sales for domestic franchise Ruby Tuesday restaurants decreased 6.4% in the first quarter of fiscal 2006.

Pre-tax Income

Pre-tax income decreased by $12.6 million to $32.6 million (a 27.9% decrease) for the 13 weeks ended August 30, 2005, over the corresponding period of the prior year. This decrease is primarily due to a decrease of 3.9% in same-store sales at Company-owned restaurants combined with increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of cost of merchandise, payroll and related costs, other restaurant operating costs, selling, general and administrative expenses, net, and interest expense, net, coupled with a decrease in income from our equity in earnings of unconsolidated franchises. These higher costs were offset by the increase in the number of units and lower, as a percentage of restaurant sales and operating revenue, depreciation expense.

In the paragraphs which follow, we discuss in more detail the components of the decrease in pre-tax income for the 13-week period ended August 30, 2005, as compared to the comparable period in the prior year.

Cost of Merchandise

Cost of merchandise increased $14.3 million (21.2%) to $81.6 million for the 13 weeks ended August 30, 2005, over the corresponding period of the prior year. As a percentage of restaurant sales and operating revenue, cost of merchandise increased from 25.6% to 26.8% for the 13 weeks ended August 30, 2005. This increase is primarily due to increased food costs as a result of increased portion sizes, extended salad bar selection and product enhancements.

Payroll and Related Costs

Payroll and related costs increased $15.6 million (19.5%) for the 13 weeks ended August 30, 2005, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, payroll and related costs increased from 30.5% to 31.5%. This increase is primarily due to higher management labor resulting from salary increases given at the beginning of fiscal 2006.

Other Restaurant Operating Costs

Other restaurant operating costs increased $7.6 million (16.8%) for the 13-week period ended August 30, 2005, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, these costs increased from 17.3% to 17.5%. The increase for the 13-week period was primarily due to higher occupancy costs resulting from the acquisition of four franchise entities in fiscal 2005, coupled with an increase in utility prices. This increase was offset by the gain on the sale of a unit in Arizona.

Depreciation and Amortization

Depreciation and amortization increased $1.6 million (10.4%) for the 13-week period ended August 30, 2005, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, these expenses decreased from 5.9% to 5.6% due to reduced depreciation on older leased units as initial leasehold improvements on these units became fully depreciated since the first quarter of the prior year.

Selling, General and Administrative Expenses, Net

Selling, general and administrative expenses, net of support service fee income totaling $3.3 million, increased $11.1 million (75.1%) for the 13-week period ended August 30, 2005, as compared to the corresponding period in the prior year. As a percentage of total operating revenue, these expenses increased from 5.5% to 8.4%. This increase is primarily due to an increase in television production and airtime costs for local network and national cable advertising related to commercials that aired in the current quarter.

Equity in Earnings of Unconsolidated Franchises

Our equity in the earnings of unconsolidated franchises decreased $1.7 million for the 13 weeks ended August 30, 2005, as compared to the corresponding period in the prior year, primarily due to the acquisition of a prior 50%-owned franchise partnership in the second quarter of fiscal 2005, coupled with decreases in same-store sales for several 50%-owned franchise partnerships during the quarter. As of August 30, 2005, we held 50% equity investments in each of 11 franchise partnerships which collectively operate 114 Ruby Tuesday restaurants. As of August 31, 2004, we held 50% equity investments in each of 13 franchise partnerships which then collectively operated 137 Ruby Tuesday restaurants.

Interest Expense, Net

Net interest expense increased $1.3 million for the 13 weeks ended August 30, 2005, as compared to the corresponding period in the prior year, primarily due to higher debt related to the acquisition of four franchise partnerships in fiscal 2005, which resulted in more interest expense and less interest income from domestic franchises. See “Borrowings and Credit Facilities” for more information.

Provision for Income Taxes

The effective tax rate for the current quarter was 33.7%, down from 35.8% for the same period of the prior year. The effective income tax rate decreased as a result of lower pre-tax income coupled with increased tax credits. Tax credits increased due to the acquisition of franchisees, coupled with increased sales.

Critical Accounting Policies:

Our MD&A is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make subjective or complex judgments that may affect the reported financial condition and results of operations. We base our estimates on historical experience and other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  We continually evaluate the information used to make these estimates as our business and the economic environment changes.

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

If a restaurant that has been open for at least five quarters shows negative cash flow results, we prepare a plan to reverse the negative performance. Under our policies, recurring or projected annual negative cash flow signals a potential impairment. Both qualitative and quantitative information are considered when evaluating for potential impairments. The amount of impairment loss recognized is based on the difference between discounted projected cash flows (in the case of some negative cash flow restaurants only salvage value is used) and the current net book value. In part due to the decision to transition marketing efforts from coupons to television and other similar forms of advertising, quarterly same-store sales for Company-owned Ruby Tuesday restaurants have been negative for five consecutive quarters. Despite this, at August 30, 2005 we had just eleven restaurants with rolling 12 month negative cash flows.  Of these eleven units, only four have consistently had an annual negative cash flow amount in excess of $50,000.  We recorded impairments on two of these four units during fiscal 2005.  The other two restaurants are currently engaged in programs to improve operations, sales and profits. We reviewed the plans to reverse negative cash flows at each of the other seven units with negative cash flows for the 12 months ended August 30, 2005 and concluded that an impairment existed at one of these units. The combined 12-month cash flow loss at the other six units was approximately $0.3 million.  Should sales at these six and other units not improve within a reasonable period of time, further impairment charges are possible.  Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs, salvage value, and sublease income. Accordingly, actual results could vary significantly from our estimates.

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
  note amounts (including the original balance, current balance, associated debt guarantees, and total exposure); and
  other relevant information including whether the borrower is making timely interest, principal, royalty and support payments, the borrower's debt coverage ratios, the borrower's current financial condition and sales trends, the borrower's additional borrowing capacity, and, as appropriate, management's judgment on the quality of the borrower's operations.

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

At August 30, 2005 the allowance for doubtful notes was $4.1 million, of which $0.3 million was assigned to notes not franchise related. Included in the allowance for doubtful notes is $3.4 million allocated to the $17.1 million of debt due from five franchisees believed to be currently below the required coverage ratios with certain of their third party debt.  With the exception of amounts borrowed under the $48 million credit facility for franchise partnerships (see Note K to the Condensed Consolidated Financial Statements for more information), the debt referred to above is not guaranteed by RTI.  The Company believes that payments are being made by these franchisees in accordance with the terms of these debts and no actions have been proposed by the third party lenders at this time.

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

Income Tax Valuation Allowances and Tax Accruals

We record deferred tax assets for various items. As of August 30, 2005, we have concluded that it is more likely than not that the future tax deductions attributable to our deferred tax assets will be realized and therefore no valuation allowance has been provided.

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

Liquidity and Capital Resources:

We require capital principally for new restaurant construction, investments in technology, equipment, remodeling of existing restaurants and the repurchase of our common shares. Historically our primary sources of cash have been operating activities, proceeds from refranchising transactions, and the issuance of stock. We have used and can continue to use our borrowing and credit facilities to meet our capital needs, if necessary.

Our working capital deficiency and current ratio as of August 30, 2005 were $51.6 million and 0.5:1, respectively. As is common in the restaurant industry, we carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset) and receivable and inventory levels are generally not significant.

Capital Expenditures

Property and equipment expenditures for the 13 weeks ended August 30, 2005 were $44.9 million which was $2.0 million more than cash provided by operating activities for the same period. Capital expenditures for the remainder of fiscal 2006, primarily relating to new unit development, ongoing refurbishment and capital replacement for existing restaurants, the roll-out of our kitchen display system, and the enhancement of information systems are projected to be approximately $130.0 to $135.0 million, which is $10.0 to $15.0 million less than projected cash provided by operating activities for the same period. To the extent capital expenditures have exceeded cash flow from operating activities, we have historically relied on cash provided by financing activities to fund our capital expenditures. See “Special Note Regarding Forward-Looking Information.”

Pension Plan Funded Status

RTI is a sponsor of the Morrison Restaurants Inc. Retirement Plan (the “Retirement Plan”), along with the two companies that were “spun-off” as a result of the fiscal 1996 “spin-off” transaction: Morrison Fresh Cooking, Inc. (“MFC”) (subsequently acquired by Piccadilly Cafeterias, Inc., or “Piccadilly”) and Morrison Health Care, Inc. (“MHC”) (subsequently acquired by Compass Group, PLC, or “Compass”). The Retirement Plan was established to provide retirement benefits to qualifying employees of Morrison Restaurants Inc. Under the Retirement Plan, participants are entitled to receive benefits based upon salary and length of service. The Retirement Plan was amended as of December 31, 1987, so that no additional benefits will accrue and no new participants will enter the Retirement Plan after that date. Certain responsibilities involving the sponsorship of the Retirement Plan, until recently, were jointly shared by each of the three companies. Subsequent to the Piccadilly bankruptcy discussed below, we have shared such responsibilities with Compass. For the 13 weeks ended August 30, 2005, RTI has not made any contributions to the Retirement Plan. We expect to make contributions for the remainder of fiscal 2006 totaling $0.8 million.

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

Significant Contractual Obligations and Commercial Commitments

Long-term financial obligations and commercial commitments as of August 30, 2005 were not materially different from those disclosed in the Annual Report on Form 10-K for the fiscal year ended May 31, 2005. Please refer to our Annual Report on Form 10-K for the fiscal year ended May 31, 2005 for a description of these obligations and commitments.

Borrowings and Credit Facilities

On November 19, 2004, RTI entered into a $200.0 million five-year revolving credit agreement (the “Credit Facility”), which includes a $20.0 million swingline sub-commitment and a $40.0 million sub-limit for letters of credit.  At August 30, 2005, we had borrowings of $75.8 million outstanding under the Credit Facility with an associated floating rate of 4.36%.  After consideration of letters of credit outstanding, the Company had $107.7 million available under the Credit Facility as of August 30, 2005.  The Credit Facility, which can be increased by up to $100.0 million, is scheduled to mature on November 19, 2009.

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

At May 31, 2005, we had borrowings of $72.1 million on the Revolver with an associated floating rate of 3.84%.

During the remainder of fiscal 2006, we expect to fund operations, capital expansion, any repurchase of common stock or franchise partnership equity, and the payment of dividends from operating cash flows, our Credit Facility, and operating leases.  See “Special Note Regarding Forward-Looking Information” below.

Off-Balance Sheet Arrangements

See Note K to the Condensed Consolidated Financial Statements for information regarding our franchise partnership and divestiture guarantees.

Our potential liability for severance payments with regard to our employment agreement with Samuel E. Beall, III, our Chairman, President and Chief Executive Officer, has not materially changed from the amount disclosed in the Annual Report on Form 10-K for the fiscal year ended May 31, 2005. Please refer to our Annual Report on Form 10-K for the fiscal year ended May 31, 2005 for a description of these potential severance payments.

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

The impact of this Statement on RTI in fiscal 2007 and beyond will depend upon various factors, including, but not limited to, our future compensation strategy.  As of the date of this filing, the Company expects that it will modify certain of its compensation plans to limit eligibility to receive share-based compensation, modify future grants to include performance or market conditions which should lower the fair value of future grants to levels below those of prior grants, and shift a portion of the share-based compensation to cash-based incentive compensation.  In fiscal 2005, the Company reduced the number of stock options granted from prior years.  The Company plans to prospectively grant only 1.5 to 1.7 million shares.  The pro forma compensation costs presented in the table shown in Note C to our Condensed Consolidated Financial Statements and in our prior filings have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years due to possible changes in the valuation methodology used to determine the expense of the option, the addition of performance or market conditions to the options awarded, reductions in the number of options awarded, and the resumption of 24 to 30 month vesting on option grants.  As of the date of this filing, no decisions have been made as to which option pricing model is most appropriate for RTI.

Known Events, Uncertainties and Trends:

Financial Strategy and Stock Repurchase Plan

Our financial strategy is to utilize a prudent amount of debt, including operating leases, letters of credit, and any guarantees, to minimize the weighted average cost of capital while allowing financial flexibility and the equivalent of an investment-grade bond rating. This strategy periodically allows us to repurchase RTI common stock. During the first quarter of fiscal 2006, we repurchased 0.4 million shares of RTI common stock for a total purchase price of $9.9 million. The total number of remaining shares authorized to be repurchased, as of August 30, 2005, is approximately 5.9 million. To the extent not funded with cash from operating activities and proceeds from stock option exercises, additional repurchases, if any, may be funded by borrowings on the Credit Facility.

Dividends

During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to RTI’s shareholders. On July 6, 2005, the Board of Directors declared a semi-annual cash dividend of $0.0225 per share, payable on August 8, 2005, to shareholders of record at the close of business on July 25, 2005. We paid dividends of $1.4 million during the 13 week period ended August 30, 2005. The payment of a dividend in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future. Additionally, our credit facilities contain certain limitations on the payment of dividends. See “Special Note Regarding Forward-Looking Information.”

Impact of Hurricane Katrina

On August 29, 2005 Ruby Tuesday lost two of its Gulf Coast restaurants, units in Gulfport and Biloxi, Mississippi, as a result of Hurricane Katrina. The Company believes that losses from the destruction of these two restaurants will be minimal due to the existence of flood insurance policies for these two specific units. All other restaurants impacted by the storm suffered only minimal damages and have reopened. The Company recorded a loss for the insurance deductibles and inventory write offs of $0.2 million during the quarter ended August 30, 2005.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices.  The interest rate charged on our Credit Facility can vary based on the interest rate option we choose to utilize.  Our options for the rate are the Base Rate or LIBO Rate plus an applicable margin.  The Base Rate is defined to be the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.5%.  The applicable margin for the LIBO Rate-based option is a percentage ranging from 0.625% to 1.25%.  As of August 30, 2005, the total amount of outstanding debt subject to interest rate fluctuations was $85.7 million.  A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of $0.9 million per year.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of August 30, 2005.

Changes in Internal Controls

During the fiscal quarter ended August 30, 2005, there was no significant change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending legal proceedings will not have a material adverse effect on our operations, financial position or liquidity.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information regarding purchases of our common stock made by us during the first quarter ending August 30, 2005:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Maximum number of shares that may yet be purchased under the plans or programs (2)
Month #1
(June 1 to July 5)	--	--	--	6,311,507
Month #2
(July 6 to August 2)	400,000	$24.75	400,000	5,911,507
Month #3
(August 3 to August 30)	--	--	--	5,911,507

(1)     No shares were repurchased other than through our publicly announced repurchase programs and authorizations during the first quarter of our year ending June 6, 2006. These repurchase programs include shares surrendered as payment for the exercise price of options or purchase rights or in satisfaction of tax withholding obligations in connection with the Company's stock incentive plans.

(2)     On April 12, 1999, our Board of Directors authorized the repurchase of up to 6.5 million shares of our common stock (13.0 million adjusted for a May 19, 2000 2-for-1 stock split), with the timing, price, quantity, and manner of the purchases to be made at the discretion of management, depending upon market conditions.  During the period from the authorization date through August 30, 2005, approximately 12.1 million shares have been repurchased at a cost of approximately $225.4 million. In addition, at the March 30, 2005, meeting of the Company's Board of Directors, the Board authorized the repurchase of an additional 5.0 million shares of Company stock. As of August 30, 2005, none of these additional shares have been repurchased.

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

RUBY TUESDAY, INC.
(Registrant)

Date: October 7, 2005	BY: /s/ Marguerite N. Duffy ——————————— Marguerite N. Duffy Senior Vice President and Chief Financial Officer