Form 10-Q
period 2005-11-29
RUBY TUESDAY INC
filed 2006-01-09
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  November 29, 2005

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

58,077,569

          (Number of shares of common stock, $0.01 par value, outstanding as of January 4, 2006)

   RUBY TUESDAY, INC.

PART I — FINANCIAL INFORMATION
ITEM 1.
RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)

	NOVEMBER 29, 2005	MAY 31, 2005
	(NOTE A)
Assets
Current assets:
Cash and short-term investments	$ 8,249	$ 19,787
Accounts and notes receivable, net	12,502	7,627
Inventories:
Merchandise	11,295	10,189
China, silver and supplies	7,608	6,799
Income tax receivable	512	--
Deferred income taxes	1,549	2,490
Prepaid rent and other expenses	12,308	10,180
Assets held for sale	5,256	5,342
Total current assets	59,279	62,414
Property and equipment, net	952,392	901,142
Goodwill	17,017	17,017
Notes receivable, net	22,766	24,589
Other assets	70,750	68,905
Total assets	$ 1,122,204	$ 1,074,067

Liabilities & shareholders' equity
Current liabilities:
Accounts payable	$ 43,214	$ 46,589
Accrued liabilities:
Taxes, other than income taxes	12,858	14,461
Payroll and related costs	12,365	11,826
Insurance	6,693	6,335
Rent and other	21,621	18,107
Current portion of long-term debt, including capital leases	1,930	2,326
Income tax payable	--	169
Total current liabilities	98,681	99,813
Long-term debt and capital leases, less current maturities	357,578	247,222
Deferred income taxes	47,702	50,825
Deferred escalating minimum rent	37,803	37,471
Other deferred liabilities	75,484	75,513
Total liabilities	617,248	510,844
Shareholders' equity:
Common stock, $0.01 par value; (authorized 100,000
shares; issued 59,408 @ 11/29/05; 63,687 @ 5/31/05)	594	637
Capital in excess of par value	262	1,509
Retained earnings	513,862	569,815
Deferred compensation liability payable in
Company stock	4,948	5,103
Unearned compensation	(1,024)	--
Company stock held by Deferred Compensation Plan	(4,948)	(5,103)
Accumulated other comprehensive loss	(8,738)	(8,738)
Total shareholders’ equity	504,956	563,223
Total liabilities & shareholders' equity	$ 1,122,204	$ 1,074,067

The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER-SHARE DATA)

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	NOVEMBER 29, 2005	NOVEMBER 30, 2004	NOVEMBER 29, 2005		NOVEMBER 30, 2004
	(NOTE A)		(NOTE A)
Revenue:
Restaurant sales and operating revenue	$291,631	$254,664	$595,974		$ 517,518
Franchise revenue	3,431	3,554	7,311		8,223
	295,062	258,218	603,285		525,741
Operating costs and expenses:
Cost of merchandise	78,776	66,708	160,419		134,043
Payroll and related costs	92,965	81,089	188,694		161,192
Other restaurant operating costs	53,405	44,225	106,630		89,801
Depreciation and amortization	17,234	16,844	34,408		32,406
Selling, general and administrative,
net of support service fee income
for the thirteen and twenty-six week
periods totaling $3,086 and $6,336 in
fiscal 2006, and $3,458 and $7,989 in
fiscal 2005, respectively	23,505	17,701	49,464		32,529
Equity in losses (earnings) of
unconsolidated franchises	788	219	724		(1,545)
Interest expense, net	2,633	1,167	4,546		1,759
	269,306	227,953	544,885		450,185
Income before income taxes	25,756	30,265	58,400		75,556
Provision for income taxes	8,320	10,551	19,321		26,755
Net income	$ 17,436	$ 19,714	$ 39,079		$ 48,801

Earnings per share:
Basic	$ 0.28	$ 0.30	$ 0.62		$ 0.75

Diluted	$ 0.28	$ 0.30	$ 0.62		$ 0.74

Weighted average shares:
Basic	61,578	64,603	62,554		64,923

Diluted	62,076	65,636	63,183		66,081

Cash dividends declared per share	--	--	2.25	¢	2.25 ¢

The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	TWENTY-SIX WEEKS ENDED
	NOVEMBER 29, 2005	NOVEMBER 30, 2004
	(NOTE A)
Operating activities:
Net income	$ 39,079	$ 48,801
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	34,408	32,406
Amortization of intangibles	149	32
Provision for bad debts	696	--
Deferred income tax benefit	(2,182)	(618)
Gain on sale of assets, net of impairment charges	(346)	(666)
Equity in losses (earnings) of unconsolidated franchises	724	(1,545)
Income tax benefit from exercise of stock options	403	1,762
Amortization of unearned compensation	33	--
Other	5	61
Changes in operating assets and liabilities:
Receivables	(1,401)	4,278
Inventories	(1,915)	(1,834)
Income tax receivable	(681)	(3,893)
Prepaid and other assets	(1,683)	(3,842)
Accounts payable, accrued and other liabilities	(371)	(10,881)
Net cash provided by operating activities	66,918	64,061
Investing activities:
Purchases of property and equipment	(90,514)	(73,169)
Acquisition of franchise entities	--	(8,243)
Distributions received from unconsolidated franchises	791	1,055
Proceeds from disposal of assets	2,214	2,749
Other, net	(3,120)	(2,593)
Net cash used by investing activities	(90,629)	(80,201)
Financing activities:
Proceeds from long-term debt	115,900	57,300
Principal payments on long-term debt	(5,940)	(9,501)
Proceeds from issuance of stock, including treasury stock	2,668	3,802
Stock repurchases	(99,028)	(46,806)
Dividends paid	(1,427)	(1,472)
Net cash provided by financing activities	12,173	3,323
Decrease in cash and short-term investments	(11,538)	(12,817)
Cash and short-term investments:
Beginning of year	19,787	19,485
End of quarter	$ 8,249	$ 6,668

Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amount capitalized	$ 5,965	$ 3,664
Income taxes, net	$ 21,822	$ 29,237
Significant non-cash investing and financing activities:
Restricted stock awards	$ 1,057	--

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI”, “we” or the “Company”), owns and operates Ruby Tuesday® casual dining restaurants. We also franchise the Ruby Tuesday concept in selected domestic and international markets. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the 13 and 26-week periods ended November 29, 2005 are not necessarily indicative of results that may be expected for the year ending June 6, 2006.

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

NOTE B – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. The computation of diluted earnings per share gives effect to options outstanding during the applicable periods. The effect of stock options increased the diluted weighted average shares outstanding by approximately 0.5 million and 1.0 million for the 13 weeks ended November 29, 2005 and November 30, 2004, respectively, and approximately 0.6 million and 1.2 million for the 26 weeks ended November 29, 2005 and November 30, 2004, respectively.

Stock options with an exercise price greater than the average market price of our common stock do not impact the computation of diluted earnings per share. For the 13 and 26 weeks ended November 29, 2005, there were 5.1 million and 3.5 million unexercised options, respectively, that were excluded from the computation of diluted earnings per share. For the 13 and 26 weeks ended November 30, 2004, there were 2.2 million unexercised options that were excluded from the computation of diluted earnings per share.

NOTE C – STOCK-BASED EMPLOYEE COMPENSATION

We measure compensation expense related to stock-based compensation using the intrinsic value method. Accordingly, no stock-based employee compensation cost is reflected in net income if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant. Had compensation expense for our stock option plans been determined based on the fair value at the grant date consistent with the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), our net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per-share data):

Thirteen Weeks Ended
	November 29, 2005	November 30, 2004
Net income, as reported	$ 17,436	$ 19,714
Add: Reported stock-based compensation expense,
net of tax	20	—
Less: Stock-based employee compensation
expense determined under fair value based
method for all awards, net of tax	(1,069)	(4,078)
Pro forma net income	$ 16,387	$ 15,636

Basic earnings per share
As reported	$ 0.28	$ 0.30
Pro forma	$ 0.27	$ 0.24
Diluted earnings per share
As reported	$ 0.28	$ 0.30
Pro forma	$ 0.26	$ 0.24

Twenty-Six Weeks Ended
	November 29, 2005	November 30, 2004
Net income, as reported	$ 39,079	$ 48,801
Add: Reported stock-based compensation expense,
net of tax	20	—
Less: Stock-based employee compensation
expense determined under fair value based
method for all awards, net of tax	(2,431)	(8,500)
Pro forma net income	$ 36,668	$ 40,301

Basic earnings per share
As reported	$ 0.62	$ 0.75
Pro forma	$ 0.59	$ 0.62
Diluted earnings per share
As reported	$ 0.62	$ 0.74
Pro forma	$ 0.58	$ 0.61

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

In October, 2005 the Company awarded 50,000 restricted shares to its Senior Vice President, Operations under the terms of the Ruby Tuesday, Inc. 2003 Stock Incentive Plan. The restricted shares awarded vest evenly over the third, fourth and fifth anniversaries of the grant. The fair value of the restricted share award was based on the Company’s current market value at the time of grant. At November 29, 2005, unrecognized compensation expense related to the restricted stock award totaled approximately $1.0 million and will be recognized over the vesting periods which end in October, 2010.

NOTE D – ACCOUNTS AND NOTES RECEIVABLE

Accounts receivable at November 29, 2005 and May 31, 2005 include $3.0 million and $0.2 million, respectively, for fiscal 2005 and 2006 hurricane insurance recoveries to the extent losses have been incurred and the realization of a related insurance claim, net of applicable deductibles, is probable.

Notes receivable from franchise partnerships generally arise when Company-owned restaurants are sold to franchise partnerships (“refranchised”). These notes generally allow for deferral of interest during the first one to three years and require the payment of interest only for up to six years from the inception of the note. During the quarter ended November 29, 2005, the Company restructured a $1.3 million note which had been set to mature in January 2006. The restructured note will now mature in January 2009. After consideration of this restructuring, as of November 29, 2005, all the franchise partnerships were making interest and/or principal payments on a monthly basis in accordance with the terms of these notes. All of the refranchising notes accrue interest at 10.0% per annum.

Amounts reflected for long-term notes receivable at November 29, 2005 and May 31, 2005 are net of a $4.5 million and $3.9 million allowance for doubtful notes, respectively.

NOTE E – FRANCHISE PROGRAMS

As of November 29, 2005, we held a 50% equity interest in each of 11 franchise partnerships, which collectively operate 116 Ruby Tuesday restaurants. We apply the equity method of accounting to all 50%-owned franchise partnerships. Also, as of November 29, 2005, we held a 1% equity interest in each of seven franchise partnerships which collectively operate 44 restaurants and no equity interest in various traditional domestic and international franchises which collectively operated 80 restaurants.

Beginning in fiscal 2006, under the terms of the franchise operating agreements, we required all domestic franchisees to contribute 2% of monthly gross sales to a national advertising fund formed to cover their pro rata portion of the production and airing costs associated with our national cable advertising campaign.

Advertising amounts received from domestic franchisees are considered by RTI to be reimbursements, recorded on an accrual basis as earned, and have been netted against selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

See Note K to the Condensed Consolidated Financial Statements for a discussion of our franchise partnership working capital credit facility and our related guarantees.

NOTE F – LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

	November 29, 2005	May 31, 2005
Revolving credit facility	$ 188,000	$ 72,100
Unsecured senior notes:
Series A, due April 2010	85,000	85,000
Series B, due April 2013	65,000	65,000
Mortgage loan obligations	20,970	26,797
Capital lease obligations	538	651
	359,508	249,548
Less current maturities	1,930	2,326
	$ 357,578	$ 247,222

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

On November 19, 2004, RTI entered into a five-year revolving credit agreement (the “Credit Facility”) under which we may borrow up to $200.0 million with options to increase the facility by up to $100.0 million to a total of $300.0 million or reduce the amount of the facility. The Credit Facility was obtained for general corporate purposes. The terms of the Credit Facility provide for a $20.0 million swingline sub-commitment and a $40.0 million sub-limit for letters of credit. RTI initially borrowed $75.0 million under the Credit Facility to pay off borrowings outstanding under the previous facility. Additionally, new letters of credit of $12.1 million were obtained to replace those outstanding under the previous facility. On November 7, 2005, the Company exercised its option to increase the Credit Facility by $100.0 million for a total commitment of $300.0 million. This was done in part to facilitate the repurchase of Company common stock. During the 26 weeks ended November 29, 2005 the Company borrowed an additional $115.9 million on the revolving credit facility, of which $99.0 was used to repurchase approximately 4.5 million shares of RTI common stock. The Credit Facility will mature on November 19, 2009.

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

Under the terms of the Credit Facility, we had borrowings of $188.0 million with an associated floating rate of interest of 4.92% at November 29, 2005. As of May 31, 2005, we had $72.1 million outstanding with an associated floating rate of interest of 3.84%. After consideration of letters of credit outstanding, the Company had $92.0 million available under the Credit Facility as of November 29, 2005.

Both the Credit Facility and the notes issued in the Private Placement contain various restrictions, including limitations on additional debt, the payment of dividends and limitations regarding funded debt, minimum net worth, and minimum fixed charge coverage ratio.

In conjunction with four franchise acquisitions completed during fiscal 2005, RTI recorded mortgage loan and capital lease obligations to third party lenders as of the acquisition dates totaling $36.2 million. This debt consisted of varying amounts due to four different lenders. Included in these amounts were notes totaling $7.8 million which were retired in fiscal 2005 subsequent to the acquisitions. During the first two quarters of fiscal 2006, RTI retired a 10.08% fixed rate mortgage loan obligation which had a total outstanding balance of $3.8 million at May 31, 2005, and five variable rate mortgage loan obligations, which had a total collective outstanding balance of $1.2 million at May 31, 2005. RTI had acquired each of these loans as part of the fiscal 2005 franchise partnership acquisitions. The debt remaining consists of individual fixed and variable rate mortgage loans secured by the associated restaurants as well as capital leases. The fixed rate notes, which totaled $12.4 million at November 29, 2005, had associated rates ranging from 8.05% to 10.16%.  The variable rate notes, which totaled $8.6 million as of November 29, 2005, had associated interest rates ranging from 7.09% to 7.76%.  In addition to the notes mentioned above, as part of the franchise acquisitions, RTI acquired four 9.02% fixed rate capital leases which had outstanding balances totaling $0.4 million at November 29, 2005.

NOTE G – PROPERTY, EQUIPMENT AND OPERATING LEASES

Property and equipment, net, is comprised of the following (in thousands):

	November 29, 2005	May 31, 2005
Land	$ 180,691	$ 164,489
Buildings	372,646	341,022
Improvements	368,656	352,861
Restaurant equipment	264,799	249,907
Other equipment	90,001	86,840
Construction in progress	70,861	74,393
	1,347,654	1,269,512
Less accumulated depreciation and amortization	395,262	368,370
	$ 952,392	$ 901,142

Approximately 54% of our restaurants are located on leased property. Of these, approximately half are land leases only, the other half are for both land and building. The initial terms of these leases expire at various dates over the next 21 years. These leases may also contain required increases in rent at varying times during the lease terms and have options to extend the terms of the leases at rates that are included in the original lease agreement.

On November 20, 2000, the Company completed the sale of all 69 of its American Café (including L&N Seafood) and Tia’s Tex-Mex (“Tia’s”) restaurants to Specialty Restaurant Group, LLC (“SRG”), a limited liability company. A number of these restaurants were located on leased properties. RTI remains primarily liable on certain American Café and Tia’s leases which were subleased to SRG and contingently liable on others. SRG, on December 10, 2003, sold its 28 Tia’s restaurants to a third party and, as part of the transaction, further subleased certain Tia’s properties. As of November 29, 2005 RTI remains primarily liable for four Tia’s leases which have remaining cash payments due of $2.6 million and contingently liable for two Tia’s leases which have remaining cash payments of $2.0 million.

During the quarter ended November 29, 2005 RTI became aware that the third party to whom SRG had sold the Tia’s restaurants had defaulted on at least four of the six leases. Claims have been asserted against the Company and SRG for unpaid rent, property taxes and similar charges. RTI recorded an estimated liability of $0.1 million based on the claims made to date. Although no receivable has been recorded to reflect the recoverability from SRG for any payments RTI might make in settling these leases, at this time the Company believes that SRG would be responsible for reimbursing the Company for those payments under the terms of our subleases with SRG.

During the last week of August 2005, the Company’s restaurants in Biloxi and Gulfport, Mississippi were destroyed by Hurricane Katrina. Other restaurants sustained damages from hurricanes during the quarter but have since reopened. During the second quarter of fiscal 2006 the Company recorded a loss of $0.4 million for property damages from hurricanes, the majority of which relates to insurance deductibles for Hurricane Katrina losses. As of November 29, 2005, the Company has an insurance receivable recorded totaling $2.8 million related to the book value after deductibles of the Biloxi and Gulfport restaurants.

Although the Company hopes to recover lost profits for the Biloxi and Gulfport restaurants from its business interruption policies, no such amounts have been recorded as of November 29, 2005.

NOTE H – OTHER DEFERRED LIABILITIES

Other deferred liabilities at November 29, 2005 and May 31, 2005 included $23.8 million and $22.0 million, respectively, for the liability due to participants in our Deferred Compensation Plan and $19.0 million and $18.3 million, respectively, for the liability due to participants of the Company’s Executive Supplemental Pension Plan.

NOTE I – COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”) requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America. Total comprehensive income for the 13 weeks ended November 29, 2005 and November 30, 2004 was $17.4 million and $19.7 million, respectively, which was the same as net income. Total comprehensive income for the 26 weeks ended November 29, 2005 and November 30, 2004 was $39.1 million and $48.8 million, respectively, which was also the same as net income. The only item that currently impacts RTI’s other comprehensive income is the minimum pension liability adjustment, which is adjusted annually.

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

The ultimate amount of Piccadilly liability which RTI will absorb relative to all three defined benefit pension plans will not be known until the completion of Piccadilly’s bankruptcy proceedings.  This amount could be higher or lower than the amounts accrued based on management’s estimate at November 29, 2005. See Note K to the Condensed Consolidated Financial Statements for more information.

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

The following tables detail the components of net periodic benefit cost and the amounts recognized in our Condensed Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the “Pension Plans”) and the Postretirement Medical and Life Insurance Benefits plans (in thousands):

	Pension Benefits
	Thirteen weeks ended		Twenty-six weeks ended
	November 29, 2005	November 30, 2004	November 29, 2005	November 30, 2004
Service cost	$ 97	$ 96	$ 195	$ 191
Interest cost	513	547	1,026	1,093
Expected return on plan assets	(144)	(129)	(289)	(258)
Amortization of transition obligation	4	14	8	27
Amortization of prior service cost	80	81	160	163
Recognized actuarial loss	271	262	543	523
Net periodic benefit cost	$ 821	$ 871	$ 1,643	$ 1,739

	Postretirement Medical and Life Insurance Benefits
	Thirteen weeks ended		Twenty-six weeks ended
	November 29, 2005	November 30, 2004	November 29, 2005	November 30, 2004
Service cost	$ 3	$ 3	$ 6	$ 6
Interest cost	18	17	36	34
Amortization of prior service cost	(4)	(4)	(8)	(8)
Recognized actuarial loss	16	9	32	19
Net periodic benefit cost	$ 33	$ 25	$ 66	$ 51

Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

As disclosed in our Form 10-K for fiscal 2005, we are required to make contributions to the Retirement Plan in 2006. No contributions were made to the Retirement Plan during the 26 weeks ended November 29, 2005. We expect to make contributions of $0.8 million for the remainder of fiscal 2006.

We also sponsor two defined contribution retirement savings plans. Information regarding these plans is included in RTI’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005.

NOTE K – GUARANTEES

At November 29, 2005, we had certain third-party guarantees, which primarily arose in connection with our franchising and divestiture activities. The majority of these guarantees expire at various dates ending in fiscal 2013. Generally, we are required to perform under these guarantees in the event that a third party fails to make contractual payments or, in the case of franchise partnership debt guarantees, achieve certain performance measures.

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

The Company does not anticipate entering into any additional franchise partnership guarantee programs.

As of November 29, 2005, the amounts guaranteed under the Franchise Facility, the Cancelled Facility and the Franchise Development Facility were $31.0 million, $1.1 million and $5.6 million, respectively.  The guarantees associated with the Franchise Development Facility are collateralized by a $6.6 million letter of credit.  As of May 31, 2005, the amounts guaranteed under the Franchise Facility, the Cancelled Facility and the Franchise Development Facility were $27.9 million, $1.1 million and $0.6 million, respectively.  Unless extended, guarantees under these programs will expire at various dates from January 2006 through September 2012. To our knowledge, all of the franchise partnerships are current in the payment of their obligations due under these credit facilities. We have recorded liabilities totaling $0.6 million as of November 29, 2005 and May 31, 2005, related to these guarantees.  This amount was determined based on amounts to be received from the franchise partnerships as consideration for the guarantees. We believe these amounts approximate the fair value of the guarantees.

Divestiture Guarantees

During fiscal 1996, our shareholders approved the distribution (the “Distribution”) of our family dining restaurant business, then called Morrison Fresh Cooking, Inc. (“MFC”), and our health care food and nutrition services business, then called Morrison Health Care, Inc. (“MHC”). Subsequently, Piccadilly acquired MFC and Compass acquired MHC. Prior to the Distribution, we entered into various guarantee agreements with both MFC and MHC, most of which have expired. We do remain contingently liable for (1) payments to MFC and MHC employees retiring under (a) the versions of the Management Retirement Plan and the Executive Supplemental Pension Plan (the two non-qualified defined benefit plans), in effect as of the date of the Distribution, for the accrued benefits earned by those participants as of March 1996, and (b) funding obligations under the Retirement Plan maintained by MFC and MHC following the Distribution (the qualified plan), and (2) payments due on certain workers’ compensation and general liability claims. As payments are required under these guarantees, RTI is to divide the amounts due equally with the other non-defaulting entity.

On October 29, 2003, Piccadilly announced that it had signed an agreement to sell substantially all of its assets, including its restaurant operations, to a third party for $54 million. On the same day, Piccadilly filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court in Fort Lauderdale, Florida.

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

At November 29, 2005, we have recorded liabilities totaling $3.6 million relative to our estimated share of the MFC benefit plan liabilities.  This amount reflects payments made through that date and the receipt of $1.0 million in partial settlement of the Piccadilly bankruptcy in December 2004. The Company received $0.3 million in December 2005 as partial settlement. The Company hopes to recover further amounts upon final settlement of the bankruptcy. The actual amount we may be ultimately required to pay could be lower if there is any further recovery in the bankruptcy proceeding, or could be higher if more valid participants are identified or if actuarial assumptions are ultimately proven inaccurate.

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

We estimated our divestiture guarantees related to MHC at November 29, 2005 to be $4.8 million for employee benefit plans and $0.1 million for the workers’ compensation and general liability claims. In addition, we remain contingently liable for MFC’s portion (estimated to be $3.8 million) of the employee benefit plan and workers’ compensation obligations and general liability claims for which MHC is currently responsible under the divestiture guarantee agreements. We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

See Note G for information regarding the default on at least four subleases for Tia’s Tex-Mex restaurants for which the Company may have primary or contingent liability.

NOTE L – SUBSEQUENT EVENTS

Subsequent to the end of the second quarter, the Company repurchased 1.4 million shares at an average price of $25.42. On January 5, 2006, the Company’s Board of Directors authorized an additional 6.7 million shares for repurchases under the Company’s on-going share repurchase program. After giving effect to the additional Board authorization, the Company has 7.1 million shares authorized for repurchase as of the date of this filing.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

General:

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI”, the “Company,” “we” and/or “our”), owns and operates Ruby Tuesday® casual dining restaurants. We also franchise the Ruby Tuesday concept in selected domestic and international markets.  As of November 29, 2005, we owned and operated 609, and franchised 240, Ruby Tuesday restaurants. Ruby Tuesday restaurants can now be found in 42 states, the District of Columbia, 13 foreign countries, and Puerto Rico.

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
  opening profitable restaurants;
  providing real-time information and analysis to restaurant management teams;
  leveraging brand and support services through franchising; and
  quickly responding to new opportunities.

Our performance goals focus on measurements we believe are key to our growth and progress, including, but not limited to, same-restaurant sales, new restaurant openings, and profit margins.  Our performance in these areas is discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section.

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

The following is an overview of our results of operations for the 13 and 26-week periods ended November 29, 2005.

Net income decreased 11.6% to $17.4 million, or $0.28 per share – diluted, for the 13 weeks ended November 29, 2005 compared to $19.7 million, or $0.30 per share – diluted, for the same quarter of the previous year.

During the 13 weeks ended November 29, 2005:

  19 Company-owned Ruby Tuesday restaurants were opened and none were closed;
  nine franchise restaurants were opened and two were closed (both due to lease terminations);
  same-restaurant sales at Company-owned restaurants increased 1.9%;
  the Company exercised its option to increase its five-year revolving credit agreement by $100.0 million, for a total capacity of $300.0 million; and
  the Company repurchased 4.1 million shares of its common stock for $89.1 million.

Net income decreased 19.9% to $39.1 million, or $0.62 per share – diluted, for the 26 weeks ended November 29, 2005 compared to $48.8 million, or $0.74 per share – diluted, for the same period in fiscal 2005.

Results of Operations:

The following table sets forth selected restaurant operating data as a percentage of total revenue, except where otherwise noted, for the periods indicated. All information is derived from our Condensed Consolidated Financial Statements included in this Form 10-Q.

	Thirteen weeks ended		Twenty-six weeks ended
	November 29, 2005	November 30, 2004	November 29, 2005	November 30, 2004
Revenue:
Restaurant sales and operating revenue	98.8%	98.6%	98.8%	98.4%
Franchise revenue	1.2	1.4	1.2	1.6
Total revenue	100.0	100.0	100.0	100.0
Operating costs and expenses:
Cost of merchandise (1)	27.0	26.2	26.9	25.9
Payroll and related costs (1)	31.9	31.8	31.7	31.1
Other restaurant operating costs (1)	18.3	17.4	17.9	17.4
Depreciation and amortization (1)	5.9	6.6	5.8	6.3
Selling, general and administrative, net	8.0	6.9	8.2	6.2
Equity in losses (earnings) of
unconsolidated franchises	0.3	0.1	0.1	(0.3)
Interest expense, net	0.9	0.5	0.8	0.3
Income before income taxes	8.7	11.7	9.7	14.4
Provision for income taxes	2.8	4.1	3.2	5.1
Net income	5.9%	7.6%	6.5%	9.3%

(1)     As a percentage of restaurant sales and operating revenue.

The following table shows year-to-date Company-owned and franchised restaurant openings and closings, and total restaurants as of the end of the second quarter.

	Year-to-date Openings			Year-to-date Closings			Total Open at End of Second Quarter
	Fiscal 2006	Fiscal 2005		Fiscal 2006	Fiscal 2005		Fiscal 2006	Fiscal 2005
Company-owned	35	61	*	5	1		609	544
Franchise	18	9		4	39	*	240	222

*Includes 35 restaurants acquired by RTI from franchisees.

We estimate that approximately 20 to 25 additional Company-owned Ruby Tuesday restaurants will be opened during the remainder of fiscal 2006.

We expect our domestic and international franchisees to open approximately 20 additional Ruby Tuesday restaurants during the remainder of fiscal 2006.

Revenue

RTI’s restaurant sales and operating revenue for the 13 weeks ended November 29, 2005 increased 14.5% to $291.6 million compared to the same period of the prior year. This increase primarily resulted from a net addition of 65 restaurants (an 11.9% increase) over the prior year, coupled with a 1.9% increase in same-restaurant sales. Management attributes the increase in same-restaurant sales to a combination of factors, including an improved menu and restaurant level operations, as well as a positive response to our media advertising which has continued to evolve favorably since its introduction in the second quarter of the prior fiscal year.

Franchise revenue totaled $3.4 million for the 13 weeks ended November 29, 2005 compared to $3.6 million for the same quarter in the prior year. Franchise revenue is predominately comprised of domestic and international royalties, which totaled $3.2 million and $3.3 million for the 13-week periods ended November 29, 2005 and November 30, 2004, respectively. The decrease is due to temporarily lowered royalty rates for certain franchises which are currently transitioning from coupons to marketing efforts focused primarily on television and other similar forms of advertising offset by a net addition of 18 restaurants (an 8.1% increase) over the prior year. Same-restaurant sales for domestic franchise Ruby Tuesday restaurants decreased 0.2% in the second quarter of fiscal 2006.

For the 26 weeks ended November 29, 2005, sales at Company-owned restaurants increased 15.2% to $596.0 million. This increase primarily resulted from that same net addition of 65 restaurants (11.9% increase), offset by a 1.2% decrease in same-restaurant sales for the 26-week period ended November 29, 2005. Coupon redemptions totaled $0.4 million for the 26 weeks ended November 29, 2005 compared to $8.8 million for the same period of the prior year.

For the 26-week period ended November 29, 2005, franchise revenues were $7.3 million, compared to $8.2 million for the same period in the prior year. Domestic and international royalties totaled $6.8 million and $7.8 million for the 26-week periods ending November 29, 2005 and November 30, 2004, respectively. The reduction in franchise royalties is due in part to the acquisition of four franchise entities subsequent to the first quarter of the prior year, coupled with a reduction of 3.5% in year-to-date same-restaurant sales at domestic franchise Ruby Tuesday restaurants and certain temporarily reduced royalty rates as discussed above.

Pre-tax Income

Pre-tax income decreased by 14.9% to $25.8 million for the 13 weeks ended November 29, 2005, from the corresponding period of the prior year. This decrease is primarily due to increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of cost of merchandise, payroll and related costs, other restaurant operating costs, selling, general and administrative expenses, net, equity in losses of unconsolidated franchises, and interest expense, net, offset by an increase of 1.9% in same-restaurant sales at Company-owned restaurants combined with a decrease, as a percentage of restaurant sales and operating revenue, of depreciation and amortization.

For the 26-week period ended November 30, 2005, pre-tax income was $58.4 million, a 22.7% decrease over the corresponding period of the prior year. The decrease was due to increases, as a percentage of Company restaurant sales and operating revenue or total revenue, as appropriate, of cost of merchandise, payroll and related costs, other restaurant operating costs, selling, general and administrative expenses, net, equity in losses of unconsolidated franchises, and interest expense, net, offset by increases in restaurant growth and a reduction, as a percentage of Company restaurant sales and operating revenue, of depreciation and amortization.

In the paragraphs which follow, we discuss in more detail the components of the changes in pre-tax income for the 13 and 26-week periods ended November 29, 2005, as compared to the comparable periods in the prior year.

Cost of Merchandise

Cost of merchandise increased 18.1% to $78.8 million for the 13 weeks ended November 29, 2005, over the corresponding period of the prior year. As a percentage of restaurant sales and operating revenue, cost of merchandise increased from 26.2% to 27.0% for the 13 weeks ended November 29, 2005.

For the 26-week period ended November 29, 2005, cost of merchandise increased 19.7% to $160.4 million over the corresponding period of the prior year. As a percentage of restaurant sales and operating revenue, cost of merchandise increased from 25.9% to 26.9% for the 26 weeks ended November 29, 2005.

The increase for both the 13 and 26-week periods as a percentage of restaurant sales and operating revenue is primarily due to increased food costs as a result of increased portion sizes, extended salad bar selection and product enhancements.

Payroll and Related Costs

Payroll and related costs increased 14.6% to $93.0 million for the 13 weeks ended November 29, 2005, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, payroll and related costs increased from 31.8% to 31.9%.

For the 26-week period ended November 29, 2005, payroll and related costs increased 17.1% to $188.7 million as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, payroll and related costs increased from 31.1% to 31.7%.

The increase for both the 13 and 26-week periods as a percentage of restaurant sales and operating revenue is primarily due to higher management labor resulting from salary increases given at the beginning of fiscal 2006.

Other Restaurant Operating Costs

Other restaurant operating costs increased 20.8% to $53.4 million for the 13-week period ended November 29, 2005, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, these costs increased from 17.4% to 18.3%.

For the 26-week period ended November 29, 2005, other restaurant operating costs increased 18.7% to $106.6 million as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, these costs increased from 17.4% to 17.9%.

The increase for both the 13 and 26-week periods is primarily due to higher utility prices, as well as the recognition of hurricane losses, increased bad debt expense and a $1.0 million gain recognized in the prior year from the sale of our 50% interest in RT Northern Illinois Franchise, LLC.

Depreciation and Amortization

Depreciation and amortization increased 2.3% to $17.2 million for the 13-week period ended November 29, 2005, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, these expenses decreased from 6.6% to 5.9%.

For the 26-week period ended November 29, 2005, depreciation and amortization expense increased 6.2% to $34.4 million as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, these expenses decreased from 6.3% to 5.8%.

The decrease for both the 13 and 26-week periods as a percentage of restaurant sales and operating revenue is primarily due to reduced depreciation on older leased restaurants as initial leasehold improvements on these restaurants became fully depreciated.

Selling, General and Administrative Expenses, Net

Selling, general and administrative expenses, net of support service fee income totaling $3.1 million, increased 32.8% to $23.5 million for the 13-week period ended November 29, 2005, as compared to the corresponding period in the prior year. As a percentage of total operating revenue, these expenses increased from 6.9% to 8.0%. Support service fee income totaled $3.5 million for the 13-week period ended November 30, 2004. Advertising amounts received from domestic franchisees are considered by RTI to be reimbursements and, as such, are not included in the support service fee income shown.

Selling, general and administrative expenses, net of support service fee income totaling $6.3 million, increased 52.1% to $49.5 million for the 26-week period ended November 29, 2005 as compared to the corresponding period in the prior year. As a percentage of total operating revenue, these expenses increased from 6.2% to 8.2%. Support service fee income totaled $8.0 million for the 26-week period ended November 30, 2004. The reduction in support service fee income in the current year is due, in part, to the acquisition by the Company in fiscal 2005 of 44 Ruby Tuesday restaurants from four franchise partnership entities.

The increase for both the 13 and 26-week periods is primarily due to an increase in television production and airtime costs for local network and national cable advertising related to commercials that aired in the current year.

Equity in Losses (Earnings) of Unconsolidated Franchises

Our equity in the losses (earnings) of unconsolidated franchises increased $0.6 million for the 13 weeks ended November 29, 2005, as compared to the corresponding period in the prior year, primarily due to decreases in same-restaurant sales for several 50%-owned franchise partnerships during the quarter as they transitioned from couponing efforts to media advertising, coupled with increased cost of merchandise similar to that of the Company and the addition of advertising costs as the domestic franchise system began participating in the cost of our media advertising program, which began including national cable covering the entire country at the beginning of fiscal 2006. For the 26-week period ended November 29, 2005, equity in losses (earnings) of unconsolidated franchises increased $2.3 million as compared to the corresponding period of the prior year, primarily due to the decreases in same-restaurant sales mentioned above and the acquisition of a prior 50%-owned franchise partnership in the second quarter of fiscal 2005. As of November 29, 2005, we held 50% equity investments in each of 11 franchise partnerships which collectively operate 116 Ruby Tuesday restaurants. As of November 30, 2004, we held 50% equity investments in each of 11 franchise partnerships which then collectively operated 107 Ruby Tuesday restaurants.

Interest Expense, Net

Net interest expense increased $1.5 million for the 13 weeks ended November 29, 2005, as compared to the corresponding period in the prior year, primarily due to higher debt outstanding related to stock repurchases and the acquisition of four franchise partnerships in fiscal 2005, which resulted in more interest expense due to additional higher rate debt and less interest income from domestic franchises. Net interest expense increased $2.8 million for the 26-week period ended November 29, 2005, as compared to the corresponding period in the prior year, primarily for the same reasons mentioned above. See “Borrowings and Credit Facilities” for more information.

Provision for Income Taxes

The effective tax rate for the current quarter was 32.3%, down from 34.9% for the same period of the prior year. The effective tax rate was 33.1% for the 26-week period ended November 29, 2005 compared to 35.4% for the corresponding period of the prior year. The effective income tax rate for both the 13 and 26-week periods decreased as a result of lower pre-tax income coupled with increased tax credits.

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

Restaurants open for less than five quarters are considered new and are excluded from our impairment review. We believe this approach provides sufficient time to establish the presence of the restaurant in the market and build a customer base. Approximately 14% of our restaurants have been open for less than five quarters and have not been evaluated for potential impairment.

If a restaurant that has been open for at least five quarters shows negative cash flow results, we prepare a plan to reverse the negative performance. Under our policies, recurring or projected annual negative cash flow signals a potential impairment. Both qualitative and quantitative information are considered when evaluating for potential impairments. In part due to the decision to transition marketing efforts from coupons to television and other similar forms of advertising, quarterly same-restaurant sales for Company-owned Ruby Tuesday restaurants were negative for the five consecutive quarters immediately preceding the current fiscal quarter. Despite this, at November 29, 2005 we had only 15 restaurants that have been open more than five quarters with rolling 12 month negative cash flows.  Of these 15 restaurants, only five have consistently had an annual negative cash flow amount in excess of $50,000.  We recorded impairments on two of these five restaurants during fiscal 2005.  The other three restaurants are currently engaged in programs to improve operations, sales and profits. Each of these three restaurants has shown cash flow improvement in the current fiscal quarter. We reviewed the plans to improve cash flows at each of the other 10 restaurants that have been open more than five quarters with negative cash flows for the 12 months ended November 29, 2005 and concluded that an impairment existed at two of these restaurants. A third one of these restaurants had previously been impaired. The combined 12-month cash flow loss at the other seven restaurants was approximately $0.2 million.  Should sales at these seven and other restaurants not improve within a reasonable period of time, further impairment charges are possible.  Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs, salvage value, and sublease income. Accordingly, actual results could vary significantly from our estimates.

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

At November 29, 2005 the allowance for doubtful notes was $4.5 million, of which $0.3 million was assigned to notes not franchise related. Included in the allowance for doubtful notes is $3.9 million allocated to the $18.8 million of debt due from six franchisees believed to be currently below the required coverage ratios with certain of their third party debt.  With the exception of amounts borrowed under the $48 million credit facility for franchise partnerships (see Note K to the Condensed Consolidated Financial Statements for more information), the third party debt referred to above is not guaranteed by RTI.  The Company believes that payments are being made by these franchisees in accordance with the terms of these debts. One of these franchisees is currently paying an additional interest amount until the required coverage ratio is met. No actions have been proposed by the third party lenders associated with the debt of the other franchisees at this time.

We recognize interest income on notes receivable when earned which sometimes precedes collection. A number of our franchise notes have, since the inception of these notes, allowed for the deferral of interest during the first one to three years. With one exception and in accordance with the terms of the note, all franchisees that issued outstanding notes to us are currently paying interest on these notes. It is our policy to cease accruing interest income and recognize interest on a cash basis when we determine that the collection of interest is doubtful. The same analysis noted above for doubtful notes is utilized in determining whether to cease recognizing interest income and thereafter record interest payments on the cash basis.

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

Income Tax Valuation Allowances and Tax Accruals

We record deferred tax assets for various items. As of November 29, 2005, we have concluded that it is more likely than not that the future tax deductions attributable to our deferred tax assets will be realized and therefore no valuation allowance has been provided.

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

Our working capital deficiency and current ratio as of November 29, 2005 were $39.4 million and 0.6:1, respectively. As is common in the restaurant industry, we carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset) and receivable and inventory levels are generally not significant.

Capital Expenditures

Property and equipment expenditures for the 26 weeks ended November 29, 2005 were $90.5 million which was $23.6 million more than cash provided by operating activities for the same period. Capital expenditures for the remainder of fiscal 2006, primarily relating to new restaurant development, ongoing refurbishment and equipment replacement for existing restaurants, the roll-out of our kitchen display system, and the enhancement of information systems are projected to be $85.0 to $90.0 million, which is $30.0 to $35.0 million less than projected cash provided by operating activities for the same period. To the extent capital expenditures have exceeded cash flow from operating activities, we have historically relied on cash provided by financing activities to fund our capital expenditures. See “Special Note Regarding Forward-Looking Information.”

Pension Plan Funded Status

RTI is a sponsor of the Morrison Restaurants Inc. Retirement Plan (the “Retirement Plan”), along with the two companies that were “spun-off” as a result of the fiscal 1996 “spin-off” transaction: Morrison Fresh Cooking, Inc. (“MFC”) (subsequently acquired by Piccadilly Cafeterias, Inc., or “Piccadilly”) and Morrison Health Care, Inc. (“MHC”) (subsequently acquired by Compass Group, PLC, or “Compass”). The Retirement Plan was established to provide retirement benefits to qualifying employees of Morrison Restaurants Inc. Under the Retirement Plan, participants are entitled to receive benefits based upon salary and length of service. The Retirement Plan was amended as of December 31, 1987, so that no additional benefits will accrue and no new participants will enter the Retirement Plan after that date. Certain responsibilities involving the sponsorship of the Retirement Plan, until recently, were jointly shared by each of the three companies. Subsequent to the Piccadilly bankruptcy discussed below, we have shared such responsibilities with Compass. For the 26 weeks ended November 29, 2005, no contributions were made to the Retirement Plan. We expect to make contributions for the remainder of fiscal 2006 totaling $0.8 million.

As discussed in more detail in Note K to the Condensed Consolidated Financial Statements, Piccadilly announced on October 29, 2003 that it had filed for Chapter 11 bankruptcy protection under the United States Bankruptcy Code. On March 16, 2004, Piccadilly’s assets and ongoing business operations were sold to a third party for $80 million.  On March 10, 2004, RTI filed a claim against Piccadilly as part of the bankruptcy proceedings in the amount of approximately $6.2 million.  Subsequently, the Company entered into a settlement agreement under which RTI agreed to accept a $5.0 million unsecured claim in exchange for the creditors’ committee agreement to allow such claims. The settlement was approved by the court on October 21, 2004.

In partial settlement of the Piccadilly bankruptcy, RTI received $1.0 million during the third quarter of fiscal 2005. Although subsequent to quarter end the Company received $0.3 million as an additional partial settlement of the bankruptcy and hopes to recover a further amount upon final settlement of the bankruptcy, no further recovery has been recorded in our Condensed Consolidated Financial Statements.

Significant Contractual Obligations and Commercial Commitments

Long-term financial obligations were as follows as of November 29, 2005 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable and other
long-term debt, including
current maturities (a)	$ 20,970	$ 1,713	$ 3,614	$ 3,581	$ 12,062
Revolving credit facility (a)	188,000			188,000
Unsecured senior notes
(Series A and B) (a)	150,000			85,000	65,000
Operating leases, net
of sublease payments (b)	295,556	31,192	58,406	47,237	158,721
Capital leases (a)	538	217	171		150
Purchase obligations (c)	160,556	64,688	38,710	36,666	20,492
Pension obligations (d)	31,316	2,110	4,704	5,137	19,365
Total	$846,936	$ 99,920	$105,605	$365,621	$275,790

(a)     See Note F to the Condensed Consolidated Financial Statements for more information.
(b)     See Note G to the Condensed Consolidated Financial Statements for more information.
(c)     The amounts for purchase obligations include commitments for food items and supplies, construction projects, and other miscellaneous commitments.
(d)     See Note J to the Condensed Consolidated Financial Statements for more information.

Commercial Commitments (in thousands):

	Total at November 29, 2005
Letters of credit	$ 20,219	(a)
Franchisee loan guarantees	32,111	(a)
Divestiture guarantees	8,873
	$ 61,203

(a)     Includes $6.6 million in letters of credit which secure franchisees’ borrowings for construction of restaurants being financed under the franchise loan facility. Draws for construction to date as of November 29, 2005 totaled $5.6 million. Because the entire $6.6 million letter of credit is included in the above totals, the $5.6 million actual franchise loan guarantee as of November 29, 2005 has been excluded from the $32.1 million presented above.

See Note K to the Condensed Consolidated Financial Statements for more information.

Borrowings and Credit Facilities

On November 19, 2004, RTI entered into a $200.0 million five-year revolving credit agreement (the “Credit Facility”), which includes a $20.0 million swingline sub-commitment and a $40.0 million sub-limit for letters of credit.  The Credit Facility, which was increased by $100.0 million on November 7, 2005 to $300.0 million, is scheduled to mature on November 19, 2009.

At November 29, 2005, we had borrowings of $188.0 million outstanding under the Credit Facility with an associated floating rate of 4.92%.  After consideration of letters of credit outstanding, the Company had $92.0 million available under the Credit Facility as of November 29, 2005.

At May 31, 2005, we had borrowings of $72.1 million on the Credit Facility with an associated floating rate of 3.84%.

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

Impact of Recent Accounting Pronouncements

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

The amount of compensation expense associated with stock options anticipated being unvested as of the date of required adoption but already issued as of the date of this filing is $6.9 million.  Of this amount, and assuming no forfeitures, $4.8 million is expected to be recognized in fiscal 2007.  The remainder will be recognized between fiscal 2008 and fiscal 2010.

The impact of this Statement on RTI in fiscal 2007 and beyond will depend upon various factors, including, but not limited to, our future compensation strategy.  As of the date of this filing, the Company has modified certain of its compensation plans to limit eligibility to receive share-based compensation, and may modify future grants to include performance or market conditions which should lower the fair value of future grants to levels below those of prior grants, and shift a portion of the share-based compensation to cash-based incentive compensation.  In fiscal 2005, the Company reduced the number of stock options granted from prior years.  The pro forma compensation costs presented in the table shown in Note C to our Condensed Consolidated Financial Statements and in our prior filings have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years due to possible changes in the valuation methodology used to determine the expense of the option, the addition of performance or market conditions to the options awarded, reductions in the number of options awarded, and the resumption of 24 to 30 month vesting on option grants.  As of the date of this filing, no decisions have been made as to which option pricing model is most appropriate for RTI.

In October 2005, the FASB issued Staff Position FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period, which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. This Staff Position is effective for reporting periods beginning after December 15, 2005, and retrospective application is permitted but not required. We have historically expensed rent costs incurred during the construction period. Accordingly, Staff Position FAS 13-1 is not expected to have any impact on our consolidated financial statements.

Known Events, Uncertainties and Trends:

Financial Strategy and Stock Repurchase Plan

Our financial strategy is to utilize a prudent amount of debt, including operating leases, letters of credit, and any guarantees, to minimize the weighted average cost of capital while allowing financial flexibility and the equivalent of an investment-grade bond rating. This strategy periodically allows us to repurchase RTI common stock. During the 26 weeks ended November 29, 2005, we repurchased 4.5 million shares of RTI common stock for a total purchase price of $99.0 million. The total number of remaining shares authorized to be repurchased, as of November 29, 2005, is approximately 1.8 million. To the extent not funded with cash from operating activities and proceeds from stock option exercises, additional repurchases, if any, may be funded by borrowings on the Credit Facility.

Dividends

During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to RTI’s shareholders. On January 5, 2006, the Board of Directors declared a semi-annual cash dividend of $0.0225 per share, payable on February 3, 2006, to shareholders of record at the close of business on January 20, 2006. On that same date, the Board of Directors approved a plan under which we anticipate increasing the Company’s semi-annual dividends beginning in fiscal 2007 to an amount, which, on an annual basis, would approximate a 2.0% yield for shareholders based on the then current market value of the Company’s stock.

We paid dividends of $1.4 million during the 26-week period ended November 29, 2005. The payment of a dividend in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future. Additionally, our Credit Facility contains certain limitations on the payment of dividends. See “Special Note Regarding Forward-Looking Information.”

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q contains various “forward-looking statements,” which represent the Company’s expectations or beliefs concerning future events, including one or more of the following:  future financial performance and restaurant growth (both Company-owned and franchised), future capital expenditures, future borrowings and repayment of debt, payment of dividends, stock repurchase, and restaurant and franchise acquisitions. The Company cautions the reader that a number of important factors and uncertainties could, individually or in the aggregate, cause actual results to differ materially from those included in the forward-looking statements, including, without limitation, the following: changes in promotional, couponing and advertising strategies; guests’ acceptance of changes in menu items; changes in our guests’ disposable income; consumer spending trends and habits; mall-traffic trends; increased competition in the casual dining restaurant market; weather conditions in the regions in which Company-owned and franchised restaurants are operated; guests’ acceptance of the Company’s development prototypes; laws and regulations affecting labor and employee benefit costs; costs and availability of food and beverage inventory; the Company’s ability to attract qualified managers, franchisees and team members; changes in the availability of capital; impact of adoption of new accounting standards; effects of actual or threatened future terrorist attacks in the United States; significant fluctuations in energy prices and general economic conditions.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices.  The interest rate charged on our Credit Facility can vary based on the interest rate option we choose to utilize.  Our options for the rate are the Base Rate or LIBO Rate plus an applicable margin.  The Base Rate is defined to be the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.5%.  The applicable margin for the LIBO Rate-based option is a percentage ranging from 0.625% to 1.25%.  As of November 29, 2005, the total amount of outstanding debt subject to interest rate fluctuations was $196.6 million.  A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of $2.0 million per year.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of November 29, 2005.

Changes in Internal Controls

During the fiscal quarter ended November 29, 2005, there was no significant change in the Company’s internal control over financial reporting (as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending legal proceedings will not have a material adverse effect on our operations, financial position or liquidity.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information regarding purchases of our common stock made by us during the second quarter ended November 29, 2005:

	(a) Total number	(b) Average	(c) Total number of shares	(d) Maximum number of shares
	of shares	price paid	purchased as part of publicly	that may yet be purchased
Period	purchased (1)	per share	Announced plans or programs (1)	under the plans or programs (2)
Month #1
(August 31 to October 4)	739,100	$21.63	739,100	5,172,407
Month #2
(October 5 to November 1)	2,514,100	$21.52	2,514,100	2,658,307
Month #3
(November 2 to November 29)	828,600	$22.99	828,600	1,829,707

(1) No shares were repurchased other than through our publicly announced repurchase programs and authorizations during the second quarter of our year ending June 6, 2006. These repurchase programs include shares surrendered as payment for the exercise price of options or purchase rights or in satisfaction of tax withholding obligations in connection with the Company's stock incentive plans.

(2) On April 12, 1999, our Board of Directors authorized the repurchase of up to 6.5 million shares of our common stock (13.0 million adjusted for a May 19, 2000 2-for-1 stock split), with the timing, price, quantity, and manner of the purchases to be made at the discretion of management, depending upon market conditions. During the period from the authorization date through November 29, 2005, all of the 13.0 million shares have been repurchased at a cost of approximately $245.1 million. In addition, at the March 30, 2005, meeting of the Company's Board of Directors, the Board authorized the repurchase of an additional 5.0 million shares of Company common stock. As of November 29, 2005, 3.2 million of these additional shares have been repurchased at a cost of approximately $69.4 million. On January 5, 2006, the Company's Board of Directors authorized an additional 6.7 million shares for repurchases under the Company's on-going share repurchase program.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on October 5, 2005. The Shareholders voted on the following matters:

Proposal 1: To elect three Class I directors for a term of three years to the Board of Directors.

		Authority
Nominees	For	Withheld
Bernard Lanigan, Jr.	52,549,332	3,433,885
James A. Haslam, III	48,980,600	7,002,617
Stephen I. Sadove	52,563,024	3,420,193

Proposal 2: To approve an amendment to the Company's 2003 Stock Incentive Plan (formerly known as the 1996 Non-Executive Stock Incentive Plan) to increase the number of shares authorized for issuance by 2,800,000 shares.

For 32,815,906	Against 16,150,043	Abstain 137,260	Broker Non-Votes 6,880,008

Proposal 3: To ratify the selection of KPMG LLP to serve as the Company's independent registered public accounting firm for the fiscal year ending June 6, 2006.

For 54,102,680	Against 1,819,572	Abstain 60,965

Proposal 4: To consider a shareholder proposal to have an independent committee of the Board of Directors review the Company's policies and procedures for monitoring genetically engineered products and report to shareholders within six months of the annual meeting on the results of the review.

For 4,681,711	Against 39,515,815	Abstain 4,905,683	Broker Non-Votes 6,880,008

The Directors continuing in office are: Claire L. Arnold, Samuel E. Beall, III, John B. McKinnon, and Dr. Donald Ratajczak.

ITEM 6.

EXHIBITS

The following exhibits are filed as part of this report:

 Exhibit No.

31.1	Certification of Samuel E. Beall, III, Chairman of the Board, President and Chief Executive Officer.

31.2	Certification of Marguerite N. Duffy, Senior Vice President, Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.
99.1	Sixth Amendment (dated as of October 17, 2005) to the Ruby Tuesday, Inc. Executive
Supplemental Pension Plan.
99.2	Amended and Restated Revolving Credit Note, Lender Commitment Agreement (dated as of
November 7, 2005) and Commitment Schedule.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.
(Registrant)

Date: January 9, 2006	BY: /s/ MARGUERITE N. DUFFY —————————————— Marguerite N. Duffy Senior Vice President and Chief Financial Officer