Form 10-Q
period 2006-02-28
RUBY TUESDAY INC
filed 2006-04-10
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  February 28, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer       Accelerated filer      Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No

59,024,890

          (Number of shares of common stock, $0.01 par value, outstanding as of April 5, 2006)

RUBY TUESDAY, INC.

INDEX

Page
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
FEBRUARY 28, 2006 AND MAY 31, 2005	3
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED
FEBRUARY 28, 2006 AND MARCH 1, 2005	4
CONDENSED CONSOLIDATED STATEMENTS OF CASH
FLOWS FOR THE THIRTY-NINE WEEKS ENDED
FEBRUARY 28, 2006 AND MARCH 1, 2005	5
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS	6-15
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS	16-26
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK	27
ITEM 4. CONTROLS AND PROCEDURES	27
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	28
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	28
ITEM 6. EXHIBITS	29
SIGNATURES	30

PART I — FINANCIAL INFORMATION
ITEM 1.
RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)

	FEBRUARY 28, 2006	MAY 31, 2005
	(NOTE A)
Assets
Current assets:
Cash and short-term investments	$ 9,844	$ 19,787
Accounts and notes receivable, net	12,448	7,627
Inventories:
Merchandise	10,126	10,189
China, silver and supplies	7,278	6,799
Deferred income taxes	1,625	2,490
Prepaid rent and other expenses	10,966	10,180
Assets held for sale	7,606	5,342
Total current assets	59,893	62,414
Property and equipment, net	971,154	901,142
Goodwill	17,017	17,017
Notes receivable, net	22,476	24,589
Other assets	71,261	68,905
Total assets	$ 1,141,801	$ 1,074,067

Liabilities & shareholders' equity
Current liabilities:
Accounts payable	$ 38,796	$ 46,589
Accrued liabilities:
Taxes, other than income taxes	18,005	14,461
Payroll and related costs	14,441	11,826
Insurance	6,520	6,335
Rent and other	25,942	18,107
Current portion of long-term debt, including capital leases	1,794	2,326
Income tax payable	427	169
Total current liabilities	105,925	99,813
Long-term debt and capital leases, less current maturities	367,323	247,222
Deferred income taxes	47,365	50,825
Deferred escalating minimum rent	37,863	37,471
Other deferred liabilities	77,694	75,513
Total liabilities	636,170	510,844
Commitments and contingencies (Note K)
Shareholders' equity:
Common stock, $0.01 par value; (authorized 100,000
shares; issued 58,508 @ 2/28/06; 63,687 @ 5/31/05)	585	637
Capital in excess of par value	18,554	1,509
Retained earnings	495,964	569,815
Deferred compensation liability payable in
Company stock	4,544	5,103
Unearned compensation	(945)	--
Company stock held by Deferred Compensation Plan	(4,544)	(5,103)
Accumulated other comprehensive loss	(8,527)	(8,738)
Total shareholders' equity	505,631	563,223
Total liabilities & shareholders' equity	$ 1,141,801	$ 1,074,067

The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER-SHARE DATA)

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	FEBRUARY 28, 2006	MARCH 1, 2005	FEBRUARY 28, 2006		MARCH 1, 2005
	(NOTE A)		(NOTE A)
Revenue:
Restaurant sales and operating revenue	$ 334,750	$ 285,552	$ 930,724		$ 803,070
Franchise revenue	3,893	3,611	11,204		11,834
	338,643	289,163	941,928		814,904
Operating costs and expenses:
Cost of merchandise	87,975	74,244	248,394		208,287
Payroll and related costs	100,589	88,245	289,283		249,437
Other restaurant operating costs	58,881	48,529	165,511		138,330
Depreciation and amortization	17,470	16,906	51,878		49,312
Selling, general and administrative,
net of support service fee income
for the thirteen and thirty-nine week
periods totaling $3,818 and $10,154 in
fiscal 2006, and $3,695 and $11,684 in
fiscal 2005, respectively	25,299	19,879	74,763		52,408
Equity in (earnings) losses of
unconsolidated franchises	(656)	(836)	68		(2,381)
Interest expense, net	3,864	1,361	8,410		3,120
	293,422	248,328	838,307		698,513
Income before income taxes	45,221	40,835	103,621		116,391
Provision for income taxes	15,029	13,295	34,350		40,050
Net income	$ 30,192	$ 27,540	$ 69,271		$ 76,341

Earnings per share:
Basic	$ 0.51	$ 0.43	$ 1.13		$ 1.18

Diluted	$ 0.50	$ 0.42	$ 1.12		$ 1.16

Weighted average shares:
Basic	58,395	64,168	61,167		64,672

Diluted	59,280	65,063	61,882		65,742

Cash dividends declared per share	2.25 ¢	2.25 ¢	4.50	¢	4.50 ¢

The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	THIRTY-NINE WEEKS ENDED
	FEBRUARY 28, 2006	MARCH 1, 2005
	(NOTE A)
Operating activities:
Net income	$ 69,271	$ 76,341
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	51,878	49,312
Amortization of intangibles	308	71
Provision for bad debts	1,196	180
Deferred income taxes	(2,735)	1,141
Loss (gain) on sale of assets, net of impairment charges	1,256	(388)
Equity in losses (earnings) of unconsolidated franchises	68	(2,381)
Distributions received from unconsolidated franchises	1,000	1,547
Income tax benefit from exercise of stock options	5,326	2,602
Amortization of unearned compensation	112	--
Other	26	67
Changes in operating assets and liabilities:
Receivables	(1,968)	6,894
Inventories	(416)	(1,449)
Income tax payable	258	6,698
Prepaid and other assets	(340)	(2,417)
Accounts payable, accrued and other liabilities	8,790	(224)
Net cash provided by operating activities	134,030	137,994
Investing activities:
Purchases of property and equipment	(130,618)	(113,699)
Acquisition of franchise entities	--	(8,243)
Proceeds from disposal of assets	2,628	3,592
Other, net	(3,015)	(3,641)
Net cash used by investing activities	(131,005)	(121,991)
Financing activities:
Proceeds from long-term debt	127,900	57,300
Principal payments on long-term debt	(8,331)	(40,657)
Proceeds from issuance of stock, including treasury stock	29,371	5,634
Stock repurchases	(159,166)	(46,806)
Dividends paid	(2,742)	(2,915)
Net cash used by financing activities	(12,968)	(27,444)
Decrease in cash and short-term investments	(9,943)	(11,441)
Cash and short-term investments:
Beginning of year	19,787	19,485
End of quarter	$ 9,844	$ 8,044

Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amount capitalized	$ 8,853	$ 4,280
Income taxes, net	$ 31,501	$ 29,609
Significant non-cash investing and financing activities:
Restricted stock awards	$ 1,057	--
Retirement of fully depreciated assets	$ 1,538	--
Reclassification of properties to assets held for sale or receivables	$ 5,542	$ 2,451

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI”, “we” or the “Company”), owns and operates Ruby Tuesday® casual dining restaurants. We also franchise the Ruby Tuesday concept in selected domestic and international markets. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the 13 and 39-week periods ended February 28, 2006 are not necessarily indicative of results that may be expected for the year ending June 6, 2006.

Certain prior year condensed consolidated statement of cash flow amounts, specifically distributions from unconsolidated franchises, which had been reflected as an investing activity, and income tax benefit from stock options, which had been grouped with proceeds from issuance of stock, including treasury stock, as part of financing activities, have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income.

The condensed consolidated balance sheet at May 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in RTI’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005.

NOTE B – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. The computation of diluted earnings per share gives effect to options outstanding during the applicable periods. The effect of stock options increased the diluted weighted average shares outstanding by approximately 0.9 million for both the 13 weeks ended February 28, 2006 and March 1, 2005, and approximately 0.7 million and 1.1 million for the 39 weeks ended February 28, 2006 and March 1, 2005, respectively.

Stock options with an exercise price greater than the average market price of our common stock do not impact the computation of diluted earnings per share. For the 13 and 39 weeks ended February 28, 2006, there were 2.0 million and 3.6 million unexercised options, respectively, that were excluded from the computation of diluted earnings per share. For the 13 and 39 weeks ended March 1, 2005, there were 2.2 million and 2.1 million unexercised options, respectively, that were excluded from the computation of diluted earnings per share.

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

Thirteen Weeks Ended
	February 28, 2006	March 1, 2005
Net income, as reported	$ 30,192	$ 27,540
Add: Reported stock-based compensation expense,
net of tax	51	--
Less: Stock-based employee compensation
expense determined under fair value based
method for all awards, net of tax	(913)	(3,721)
Pro forma net income	$ 29,330	$ 23,819

Basic earnings per share
As reported	$ 0.51	$ 0.43
Pro forma	$ 0.50	$ 0.37
Diluted earnings per share
As reported	$ 0.50	$ 0.42
Pro forma	$ 0.49	$ 0.37

Thirty-Nine Weeks Ended
	February 28, 2006	March 1, 2005
Net income, as reported	$ 69,271	$ 76,341
Add: Reported stock-based compensation expense,
net of tax	71	--
Less: Stock-based employee compensation
expense determined under fair value based
method for all awards, net of tax	(3,344)	(12,221)
Pro forma net income	$ 65,998	$ 64,120

Basic earnings per share
As reported	$ 1.13	$ 1.18
Pro forma	$ 1.09	$ 0.99
Diluted earnings per share
As reported	$ 1.12	$ 1.16
Pro forma	$ 1.06	$ 0.98

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)” or the “Statement”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

The Statement is effective for public companies at the beginning of the first fiscal year beginning after June 15, 2005 (fiscal 2007 for RTI). As of the effective date, RTI will apply the Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized for (1) all awards granted after the required effective date and for awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for either recognition or pro forma disclosures under SFAS 123. SFAS 123R also requires the benefit of tax deductions in excess of recognized compensation costs to be reported as financing cash flow, rather than an operating cash flow as required under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. For the options outstanding as of the date of this filing, the amount of expense to be recognized over the remaining service period is $19.2 million, of which $10.2 million, assuming no forfeitures, is expected to be recognized in fiscal 2007. The remainder will be recognized between fiscal 2008 and fiscal 2010.

The impact of this Statement on RTI in fiscal 2007 and beyond will depend upon various factors, including, but not limited to, our future compensation strategy. Assuming option grants in fiscal 2007 are similar to those in fiscal 2006, or an equivalent value of compensation is delivered through other equity-based means, the Company estimates that the total impact of FAS 123(R) in fiscal 2007 will be between $0.10 and $0.12 per share on a fully diluted basis. The pro forma compensation costs presented in the table above and in our prior filings have been calculated using a Black-Scholes option pricing model, which is the model we plan to use upon adoption of FAS 123(R).

In October 2005, the Company awarded 50,000 restricted shares to its Senior Vice President, Operations under the terms of the Ruby Tuesday, Inc. 2003 Stock Incentive Plan. The restricted shares awarded vest evenly over the third, fourth and fifth anniversaries of the grant. The fair value of the restricted share award was based on the Company’s current market value at the time of grant. At February 28, 2006, unrecognized compensation expense related to the restricted stock award totaled approximately $0.9 million and will be recognized over the vesting periods which end in October 2010.

NOTE D – ACCOUNTS AND NOTES RECEIVABLE

Accounts receivable at February 28, 2006 and May 31, 2005 include $2.5 million and $0.2 million, respectively, for fiscal 2006 and 2005 hurricane insurance recoveries to the extent losses have been incurred and the realization of a related insurance claim, net of applicable deductibles, is probable.

Notes receivable from franchise partnerships generally arise when Company-owned restaurants are sold to franchise partnerships (“refranchised”). These notes generally allow for deferral of interest during the first one to three years and require the payment of interest only for up to six years from the inception of the note. Seventeen current franchisees received acquisition financing from RTI as part of the refranchising transactions. The amounts financed by RTI approximated 36% of the original purchase prices. Eight of these seventeen franchisees have paid their notes in full as of February 28, 2006. In addition, subsequent to quarter end, a ninth franchisee paid its note in full.

During the second quarter of fiscal 2006, the Company restructured a $1.3 million note which had been set to mature in January 2006. The restructured note will now mature in January 2009. Two additional notes were amended in the third quarter of fiscal 2006. The two notes, which had a combined outstanding balance of $3.1 million at February 28, 2006, will now mature two years later than previously anticipated. After consideration of these restructurings, as of February 28, 2006, all the franchise partnerships were making interest and/or principal payments on a monthly basis in accordance with the terms of these notes. All of the refranchising notes accrue interest at 10.0% per annum.

Amounts reflected for notes receivable at February 28, 2006 and May 31, 2005 are net of a $5.0 million and $3.9 million allowance for doubtful notes, respectively.

NOTE E – FRANCHISE PROGRAMS

As of February 28, 2006, we held a 50% equity interest in each of 11 franchise partnerships, which collectively operate 119 Ruby Tuesday restaurants. We apply the equity method of accounting to all 50%-owned franchise partnerships. Also, as of February 28, 2006, we held a 1% equity interest in each of seven franchise partnerships which collectively operate 45 restaurants and no equity interest in various traditional domestic and international franchises which collectively operate 79 restaurants.

Beginning in May 2005, under the terms of the franchise operating agreements, we required all domestic franchisees to contribute 0.5% of monthly gross sales to a national advertising fund formed to cover their pro rata portion of the production and airing costs associated with our national cable advertising campaign.  We increased the amount of this contribution to 2.0% in June 2005 and to 2.3% in February 2006.  Under the terms of those agreements, we can charge up to 3.0% of monthly gross sales for this national advertising fund.

Advertising amounts received from domestic franchisees are considered by RTI to be reimbursements, recorded on an accrual basis when earned, and have been netted against selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

See Note K to the Condensed Consolidated Financial Statements for a discussion of our franchise partnership working capital credit facility and our related guarantees.

NOTE F – LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

	February 28, 2006	May 31, 2005
Revolving credit facility	$ 200,000	$ 72,100
Unsecured senior notes:
Series A, due April 2010	85,000	85,000
Series B, due April 2013	65,000	65,000
Mortgage loan obligations	18,622	26,797
Capital lease obligations	495	651
	369,117	249,548
Less current maturities	1,794	2,326
	$ 367,323	$ 247,222

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

On November 19, 2004, RTI entered into a five-year revolving credit agreement (the “Credit Facility”) under which we may borrow up to $200.0 million with options to increase the facility by up to $100.0 million to a total of $300.0 million or reduce the amount of the facility. The Credit Facility was obtained for general corporate purposes. The terms of the Credit Facility provide for a $20.0 million swingline sub-commitment and a $40.0 million sub-limit for letters of credit. RTI initially borrowed $75.0 million under the Credit Facility to pay off borrowings outstanding under the previous facility. Additionally, new letters of credit of $12.1 million were obtained to replace those outstanding under the previous facility. On November 7, 2005, the Company exercised its option to increase the Credit Facility by $100.0 million for a total commitment of $300.0 million. This was done in part to facilitate the repurchase of Company common stock. During the 39 weeks ended February 28, 2006 the Company borrowed an additional $127.9 million on the revolving credit facility, all of which was used to repurchase shares of RTI common stock. The Credit Facility will mature on November 19, 2009.

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

Under the terms of the Credit Facility, we had borrowings of $200.0 million with an associated floating rate of interest of 5.59% at February 28, 2006. As of May 31, 2005, we had $72.1 million outstanding with an associated floating rate of interest of 3.84%. After consideration of letters of credit outstanding, the Company had $79.9 million available under the Credit Facility as of February 28, 2006.

Both the Credit Facility and the notes issued in the Private Placement contain various restrictions, including limitations on additional debt, the payment of dividends and limitations regarding funded debt, minimum net worth, and minimum fixed charge coverage ratio.

In conjunction with four franchise acquisitions completed during fiscal 2005, RTI recorded mortgage loan and capital lease obligations to third party lenders as of the acquisition dates totaling $36.2 million. This debt consisted of varying amounts due to four different lenders. Included in these amounts were notes totaling $7.8 million which were retired in fiscal 2005 subsequent to the acquisitions. During the first three quarters of fiscal 2006, RTI retired a 10.08% fixed rate mortgage loan obligation which had a total outstanding balance of $3.8 million at May 31, 2005, and seven variable rate mortgage loan obligations, which had a total collective outstanding balance of $3.2 million at May 31, 2005. RTI had acquired each of these loans as part of the fiscal 2005 franchise partnership acquisitions. The debt remaining consists of individual fixed and variable rate mortgage loans secured by the associated restaurants as well as capital leases. The fixed rate notes, which totaled $12.1 million at February 28, 2006, had associated rates ranging from 8.05% to 10.16%.  The variable rate notes, which totaled $6.6 million as of February 28, 2006, had associated interest rates ranging from 7.56% to 8.29%.  In addition to the notes mentioned above, as part of the franchise acquisitions, RTI acquired four 9.02% fixed rate capital leases which had outstanding balances totaling $0.3 million at February 28, 2006.

NOTE G – PROPERTY, EQUIPMENT AND OPERATING LEASES

Property and equipment, net, is comprised of the following (in thousands):

	February 28, 2006	May 31, 2005
Land	$ 185,706	$ 164,489
Buildings	383,397	341,022
Improvements	373,770	352,861
Restaurant equipment	269,762	249,907
Other equipment	91,529	86,840
Construction in progress	77,593	74,393
	1,381,757	1,269,512
Less accumulated depreciation and amortization	410,603	368,370
	$ 971,154	$ 901,142

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

On November 20, 2000, the Company completed the sale of all 69 of its American Café (including L&N Seafood) and Tia’s Tex-Mex (“Tia’s”) restaurants to Specialty Restaurant Group, LLC (“SRG”), a limited liability company. A number of these restaurants were located on leased properties. RTI remains primarily liable on certain American Café and Tia’s leases which were subleased to SRG and contingently liable on others. SRG, on December 10, 2003, sold its 28 Tia’s restaurants to a third party and, as part of the transaction, further subleased certain Tia’s properties. As of February 28, 2006 RTI remains primarily liable for four Tia’s leases which have remaining cash payments due of approximately $2.5 million and contingently liable for five Tia’s leases which have remaining cash payments of approximately $3.3 million. As of that same date, RTI remains primarily liable for 22 SRG leases which have scheduled remaining cash payments of approximately $8.1 million.

During the second quarter of fiscal 2006, RTI became aware that the third party to whom SRG had sold the Tia’s restaurants had defaulted on four subleases. Claims have been asserted against the Company and SRG for unpaid rent, property taxes and similar charges. At this time, the Company believes that SRG would be responsible for reimbursing the Company for those payments under the terms of our subleases with SRG. RTI recorded an estimated liability of $0.4 million based on the claims made to date, net of consideration of any reimbursements from SRG. During the third quarter of fiscal 2006, RTI learned that SRG had defaulted on two leases, one of which related to a closed restaurant whose lease has expired. RTI recorded an estimated liability of $0.1 million for these leases.

During the last week of August 2005, the Company’s restaurants in Biloxi and Gulfport, Mississippi were destroyed by Hurricane Katrina. Other restaurants sustained damages from hurricanes during the quarter but have since reopened. During the second quarter of fiscal 2006 the Company recorded a loss of $0.4 million for property damages from hurricanes, the majority of which relates to insurance deductibles for Hurricane Katrina losses. As of February 28, 2006, the Company has an insurance receivable recorded totaling $2.5 million related to the book value after deductibles of the Biloxi and Gulfport restaurants. Although the Company hopes to recover lost profits for the Biloxi and Gulfport restaurants from its business interruption policies, no such amounts have been recorded as of February 28, 2006.

NOTE H – OTHER ACCRUED AND DEFERRED LIABILITIES

Other accrued liabilities at February 28, 2006 and May 31, 2005 included $8.1 million and $3.8 million, respectively, for RTI’s deferred revenue for unredeemed gift cards or certificates.

Other deferred liabilities at February 28, 2006 and May 31, 2005 included $24.0 million and $22.0 million, respectively, for the liability due to participants in our Deferred Compensation Plan and $19.3 million and $18.3 million, respectively, for the liability due to participants of the Company’s Executive Supplemental Pension Plan.

NOTE I – COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”) requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with U.S. generally accepted accounting principles. Total comprehensive income for the 13 and 39 weeks ended February 28, 2006 and March 1, 2005 were as follows (in thousands):

Thirteen weeks ended
	February 28, 2006	March 1, 2005
Net income	$ 30,192	$ 27,540
Other comprehensive income:
Minimum pension liability adjustment,
net of tax	211	629
Total comprehensive income	$ 30,403	$ 28,169

Thirty-nine weeks ended
	February 28, 2006	March 1, 2005
Net income	$ 69,271	$ 76,341
Other comprehensive income:
Minimum pension liability adjustment,
net of tax
	211	629
Total comprehensive income	$ 69,482	$ 76,970

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

The ultimate amount of Piccadilly liability which RTI will absorb relative to all three defined benefit pension plans will not be known until the completion of Piccadilly’s bankruptcy proceedings.  This amount could be higher or lower than the amounts accrued based on management’s estimate at February 28, 2006. See Note K to the Condensed Consolidated Financial Statements for more information.

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

The following tables detail the components of net periodic benefit cost and the amounts recognized in our Condensed Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the “Pension Plans”) and the Postretirement Medical and Life Insurance Benefits plans (in thousands):

	Pension Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	February 28, 2006	March 1, 2005	February 28, 2006	March 1, 2005
Service cost	$ 98	$ 95	$ 293	$ 286
Interest cost	513	547	1,539	1,640
Expected return on plan assets	(145)	(129)	(434)	(387)
Amortization of transition obligation	4	13	12	40
Amortization of prior service cost	80	82	240	245
Recognized actuarial loss	272	261	815	784
Net periodic benefit cost	$ 822	$ 869	$ 2,465	$ 2,608

	Postretirement Medical and Life Insurance Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	February 28, 2006	March 1, 2005	February 28, 2006	March 1, 2005
Service cost	$ 3	$ 4	$ 9	$ 10
Interest cost	18	16	54	50
Amortization of prior service cost	(3)	(4)	(11)	(12)
Recognized actuarial loss	15	10	47	29
Net periodic benefit cost	$ 33	$ 26	$ 99	$ 77

Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

As disclosed in our Form 10-K for fiscal 2005, we are required to make contributions to the Retirement Plan in 2006. We made contributions in the amount of $0.4 million to the Retirement Plan during the 39 weeks ended February 28, 2006. We expect to make contributions of $0.2 million for the remainder of fiscal 2006.

We also sponsor two defined contribution retirement savings plans. Information regarding these plans is included in RTI’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005.

NOTE K – COMMITMENTS

At February 28, 2006, we had certain third-party guarantees, which primarily arose in connection with our franchising and divestiture activities. The majority of these guarantees expire at various dates ending in fiscal 2013. Generally, we are required to perform under these guarantees in the event that a third party fails to make contractual payments or, in the case of franchise partnership debt guarantees, achieve certain performance measures.

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

Under the Franchise Development Facility, qualifying franchise partnerships may collectively borrow up to $20 million for new restaurant development.  The Company will partially guarantee amounts borrowed under the Franchise Development Facility.  The Franchise Development Facility has a three-year term that will expire on July 1, 2007, although any guarantees outstanding at that time will survive the expiration of the arrangement.  Should payments be required under the Franchise Development Facility, RTI has rights to acquire the operating restaurants at fair market value after the third party debt is paid.

The Company does not anticipate entering into any additional franchise partnership guarantee programs.

As of February 28, 2006, the amounts guaranteed under the Franchise Facility, the Cancelled Facility and the Franchise Development Facility were $29.6 million, $1.1 million and $6.5 million, respectively.  The guarantees associated with the Franchise Development Facility are collateralized by a $6.6 million letter of credit.  As of May 31, 2005, the amounts guaranteed under the Franchise Facility, the Cancelled Facility and the Franchise Development Facility were $27.9 million, $1.1 million and $0.6 million, respectively.  Unless extended, guarantees under these programs will expire at various dates from March 2006 through March 2013. To our knowledge, all of the franchise partnerships are current in the payment of their obligations due under these credit facilities. We have recorded liabilities totaling $0.8 million and $0.6 million as of February 28, 2006 and May 31, 2005, respectively, related to these guarantees.  This amount was determined based on amounts to be received from the franchise partnerships as consideration for the guarantees. We believe these amounts approximate the fair value of the guarantees.

Divestiture Guarantees

During fiscal 1996, our shareholders approved the distribution (the “Distribution”) of our family dining restaurant business, then called Morrison Fresh Cooking, Inc. (“MFC”), and our health care food and nutrition services business, then called Morrison Health Care, Inc. (“MHC”). Subsequently, Piccadilly acquired MFC and Compass acquired MHC. Prior to the Distribution, we entered into various guarantee agreements with both MFC and MHC, most of which have expired. We do remain contingently liable for (1) payments to MFC and MHC employees retiring under (a) MFC’s and MHC’s versions of the Management Retirement Plan and the Executive Supplemental Pension Plan (the two non-qualified defined benefit plans), for the accrued benefits earned by those participants as of March 1996, and (b) funding obligations under the Retirement Plan maintained by MFC and MHC following the Distribution (the qualified plan), and (2) payments due on certain workers’ compensation and general liability claims. As payments are required under these guarantees, RTI is to divide the amounts due equally with the other non-defaulting entity.

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

During fiscal 2004, we recorded a liability of $4.2 million for the retirement plans’ collective divestiture guarantees for which MFC was originally responsible under the divestiture guarantee agreements, comprised of $1.8 million related to the Retirement Plan (the qualified plan) and $2.4 million (in the aggregate) attributable to the Management Retirement Plan and the Executive Supplemental Pension Plan previously maintained by MFC (the two non-qualified plans). These amounts were determined in consultation with the plans’ actuary, and assumed no recovery from the bankruptcy proceeding. As of February 28, 2006, we have received two partial settlements of the Piccadilly bankruptcy, $1.0 million in December 2004 and $0.3 million in December 2005. The Company hopes to recover further amounts upon final settlement of the bankruptcy. The actual amount we may be ultimately required to pay could be lower if there is any further recovery in the bankruptcy proceeding, or could be higher if more valid participants are identified or if actuarial assumptions are ultimately proven inaccurate.

Also, since fiscal 2004, we have made payments to the Retirement Plan trust on behalf of employees of MFC. Because we have integrated the Piccadilly census data into our own, we no longer track the liability for MFC benefit plan benefits separately from the liability due RTI participants.

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

We estimated our divestiture guarantees related to MHC at February 28, 2006 to be $4.8 million for employee benefit plans and $0.1 million for the workers’ compensation and general liability claims. In addition, we remain contingently liable for MFC’s portion (estimated to be $3.8 million) of the employee benefit plan and workers’ compensation obligations and general liability claims for which MHC is currently responsible under the divestiture guarantee agreements. We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

See Note G for information regarding the default on certain Tia’s Tex-Mex restaurants leases for which the Company may have primary or contingent liability.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

General:

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI”, the “Company,” “we” and/or “our”), owns and operates Ruby Tuesday® casual dining restaurants. We also franchise the Ruby Tuesday concept in selected domestic and international markets.  As of February 28, 2006, we owned and operated 619, and franchised 243, Ruby Tuesday restaurants. Ruby Tuesday restaurants can now be found in 42 states, the District of Columbia, 13 foreign countries, and Puerto Rico.

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
  implementing an increasingly effective network and cable television advertising campaign; and
  quickly responding to new opportunities.

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

The following is an overview of our results of operations for the 13 and 39-week periods ended February 28, 2006.

Net income increased 9.6% to $30.2 million, or $0.50 per share – diluted, for the 13 weeks ended February 28, 2006 compared to $27.5 million, or $0.42 per share – diluted, for the same quarter of the previous year.

During the 13 weeks ended February 28, 2006:

  ten Company-owned Ruby Tuesday restaurants were opened and none were closed;
  five franchise restaurants were opened and two were closed, one domestic restaurant due to lease expiration and one international;
  same-restaurant sales at Company-owned restaurants increased 4.7%; and
  the Company repurchased 2.3 million shares of its common stock for $60.1 million.

Net income decreased 9.3% to $69.3 million, or $1.12 per share – diluted, for the 39 weeks ended February 28, 2006 compared to $76.3 million, or $1.16 per share – diluted, for the same period in fiscal 2005.

Results of Operations:

The following table sets forth selected restaurant operating data as a percentage of total revenue, except where otherwise noted, for the periods indicated. All information is derived from our Condensed Consolidated Financial Statements included in this Form 10-Q.

	Thirteen weeks ended		Thirty-nine weeks ended
	February 28, 2006	March 1, 2005	February 28, 2006	March 1, 2005
Revenue:
Restaurant sales and operating revenue	98.9%	98.8%	98.8%	98.5%
Franchise revenue	1.1	1.2	1.2	1.5
Total revenue	100.0	100.0	100.0	100.0
Operating costs and expenses:
Cost of merchandise (1)	26.3	26.0	26.7	25.9
Payroll and related costs (1)	30.0	30.9	31.1	31.1
Other restaurant operating costs (1)	17.6	17.0	17.8	17.2
Depreciation and amortization (1)	5.2	5.9	5.6	6.1
Selling, general and administrative, net	7.5	6.9	7.9	6.4
Equity in (earnings) losses of
unconsolidated franchises	(0.2)	(0.3)	0.0	(0.3)
Interest expense, net	1.1	0.5	0.9	0.4
Income before income taxes	13.4	14.1	11.0	14.3
Provision for income taxes	4.4	4.6	3.6	4.9
Net income	8.9%	9.5%	7.4%	9.4%

(1)     As a percentage of restaurant sales and operating revenue.

The following table shows year-to-date Company-owned and franchised restaurant openings and closings, and total restaurants as of the end of the third quarter.

	Year-to-date Openings			Year-to-date Closings			Total Open at End of Third Quarter
	Fiscal 2006	Fiscal 2005		Fiscal 2006	Fiscal 2005		Fiscal 2006	Fiscal 2005
Company-owned	45	72	*	5	4		619	552
Franchise	23	17		6	44	*	243	225

*Includes 35 restaurants acquired by RTI from franchisees.

We estimate that approximately 10 to 12 additional Company-owned Ruby Tuesday restaurants will be opened during the remainder of fiscal 2006.

We expect our domestic and international franchisees to also open approximately 10 to 12 additional Ruby Tuesday restaurants during the remainder of fiscal 2006.

Revenue

RTI’s restaurant sales and operating revenue for the 13 weeks ended February 28, 2006 increased 17.2% to $334.8 million compared to the same period of the prior year. This increase primarily resulted from a net addition of 67 Company-owned restaurants (a 12.1% increase) over the prior year, coupled with a 4.7% increase in same-restaurant sales. Management attributes the increase in same-restaurant sales to a combination of factors, including a higher average check and an increase in guest counts, driven by an improved menu with slightly higher pricing and better quality products, improved restaurant level operations, and a positive response to our media advertising which has continued to evolve favorably since its introduction in the second quarter of the prior fiscal year.

Franchise revenue totaled $3.9 million for the 13 weeks ended February 28, 2006 compared to $3.6 million for the same quarter in the prior year. Franchise revenue is predominately comprised of domestic and international royalties, which totaled $3.8 million and $3.4 million for the 13-week periods ended February 28, 2006 and March 1, 2005, respectively. The increase is due to a net addition of 18 restaurants (an 8.0% increase) over the prior year, offset by temporarily lowered royalty rates for certain franchises which are either currently transitioning from coupons to marketing efforts focused primarily on television and other similar forms of advertising or addressing the effects of a decline in same-restaurant sales that occurred in recent quarters. Same-restaurant sales for domestic franchise Ruby Tuesday restaurants increased 5.4% in the third quarter of fiscal 2006.

For the 39 weeks ended February 28, 2006, sales at Company-owned restaurants increased 15.9% to $930.7 million. This increase primarily resulted from that same net addition of 67 restaurants (a 12.1% increase), coupled with a 0.8% increase in same-restaurant sales for the 39-week period ended February 28, 2006. Coupon redemptions totaled $0.9 million for the 39 weeks ended February 28, 2006 compared to $9.8 million for the same period of the prior year.

For the 39-week period ended February 28, 2006, franchise revenue was $11.2 million, compared to $11.8 million for the same period in the prior year. Domestic and international royalties totaled $10.6 million and $11.2 million for the 39-week periods ending February 28, 2006 and March 1, 2005, respectively. The reduction in franchise royalties is due in part to the acquisition of four franchise entities subsequent to the first quarter of the prior year, coupled with a reduction of 0.5% in year-to-date same-restaurant sales at domestic franchise Ruby Tuesday restaurants and certain temporarily reduced royalty rates as discussed above.

Pre-tax Income

Pre-tax income increased by 10.7% to $45.2 million for the 13 weeks ended February 28, 2006, over the corresponding period of the prior year. This increase is primarily due to an increase of 4.7% in same-restaurant sales at Company-owned restaurants combined with decreases, as a percentage of restaurant sales and operating revenue, of payroll related costs and depreciation and amortization. These items were offset by increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of cost of merchandise, other restaurant operating costs, selling, general and administrative expenses, net, and interest expense, net, and a decrease in equity in earnings of unconsolidated franchises.

For the 39-week period ended February 29, 2006, pre-tax income was $103.6 million, an 11.0% decrease from the corresponding period of the prior year. The decrease was due to increases, as a percentage of Company restaurant sales and operating revenue or total revenue, as appropriate, of cost of merchandise, other restaurant operating costs, selling, general and administrative expenses, net, and interest expense, net, combined with a decrease in equity in earnings of unconsolidated franchises. These items were offset by increases in same-restaurant sales and unit counts, and a reduction, as a percentage of Company restaurant sales and operating revenue, of depreciation and amortization.

In the paragraphs which follow, we discuss in more detail the components of the changes in pre-tax income for the 13 and 39-week periods ended February 28, 2006, as compared to the comparable periods in the prior year.

Cost of Merchandise

Cost of merchandise increased 18.5% to $88.0 million for the 13 weeks ended February 28, 2006, over the corresponding period of the prior year. As a percentage of restaurant sales and operating revenue, cost of merchandise increased from 26.0% to 26.3% for the 13 weeks ended February 28, 2006.

For the 39-week period ended February 28, 2006, cost of merchandise increased 19.3% to $248.4 million over the corresponding period of the prior year. As a percentage of restaurant sales and operating revenue, cost of merchandise increased from 25.9% to 26.7% for the 39 weeks ended February 28, 2006.

The increase for both the 13 and 39-week periods as a percentage of restaurant sales and operating revenue is primarily due to increased food costs as a result of burger and other product enhancements, increased portion sizes, and extended salad bar selection.

Payroll and Related Costs

Payroll and related costs increased 14.0% to $100.6 million for the 13 weeks ended February 28, 2006, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, payroll and related costs decreased from 30.9% to 30.0%.

For the 39-week period ended February 28, 2006, payroll and related costs increased 16.0% to $289.3 million as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, payroll and related costs were 31.1% for both the 39-week periods ended February 28, 2006 and March 1, 2005.

The decrease for the 13-week period, as a percentage of restaurant sales and operating revenue, is primarily due to the leveraging of certain costs as part of the 4.7% same-restaurant sales growth, favorable hourly labor due to the current year rollout of the Kitchen Display System (“KDS”) and additional management tools implemented during fiscal 2006, offset by higher management labor resulting from salary increases given at the beginning of fiscal 2006 and minimum wage increases in several states in which the Company has restaurant operations.

Other Restaurant Operating Costs

Other restaurant operating costs increased 21.3% to $58.9 million for the 13-week period ended February 28, 2006, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, these costs increased from 17.0% to 17.6%.

For the 39-week period ended February 28, 2006, other restaurant operating costs increased 19.6% to $165.5 million as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, these costs increased from 17.2% to 17.8%.

The increase for both the 13 and 39-week periods, as a percentage of restaurant sales and operating revenue, is primarily due to higher utility prices and repairs and maintenance costs, as well as the recognition of hurricane losses, increased bad debt expense and, specifically in regards to the 39-week increase, a $1.0 million gain recognized in the prior year from the sale of our 50% interest in RT Northern Illinois Franchise, LLC. Partially offsetting this increase is the impact of higher same-restaurant sales incurred without equal increases in other restaurant operating costs.

Depreciation and Amortization

Depreciation and amortization increased 3.3% to $17.5 million for the 13-week period ended February 28, 2006, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, these expenses decreased from 5.9% to 5.2%.

For the 39-week period ended February 28, 2006, depreciation and amortization expense increased 5.2% to $51.9 million as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, these expenses decreased from 6.1% to 5.6%.

The decrease for both the 13 and 39-week periods as a percentage of restaurant sales and operating revenue is primarily due to higher average restaurant volumes coupled with reduced depreciation on older leased restaurants and certain corporate assets as these assets became fully depreciated.

Selling, General and Administrative Expenses, Net

Selling, general and administrative expenses, net of support service fee income totaling $3.8 million, increased 27.3% to $25.3 million for the 13-week period ended February 28, 2006, as compared to the corresponding period in the prior year. As a percentage of total operating revenue, these expenses increased from 6.9% to 7.5%. Support service fee income totaled $3.7 million for the 13-week period ended March 1, 2005. Advertising amounts received from domestic franchisees are considered by RTI to be reimbursements and, as such, are not included in the support service fee income shown.

Selling, general and administrative expenses, net of support service fee income totaling $10.2 million, increased 42.7% to $74.8 million for the 39-week period ended February 28, 2006 as compared to the corresponding period in the prior year. As a percentage of total operating revenue, these expenses increased from 6.4% to 7.9%. Support service fee income totaled $11.7 million for the 39-week period ended March 1, 2005. The reduction in support service fee income in the current year is due, in part, to the acquisition by the Company in fiscal 2005 of 44 Ruby Tuesday restaurants from four franchise partnership entities.

The increase for both the 13 and 39-week periods is primarily due to an increase in television production and airtime costs for local network and national cable advertising related to commercials that aired in the current year coupled with increased bonus accruals.

Equity in (Earnings) Losses of Unconsolidated Franchises

Our equity in the earnings of unconsolidated franchises decreased $0.2 million for the 13 weeks ended February 28, 2006, as compared to the corresponding period in the prior year, primarily due to the addition of advertising costs as the domestic franchise system began participating in our national media advertising program, which began including national cable covering the entire country at the beginning of fiscal 2006 coupled with higher interest expense, net, due to increased debt associated with unit openings and higher interest rates on variable debt. These increases in costs were offset by increased profits in conjunction with increased same-restaurant sales for several 50%-owned franchise partnerships during the quarter coupled with lower support service and royalty fees as discussed in the preceding “Revenue” section of this MD&A.

For the 39-week period ended February 28, 2006, equity in earnings of unconsolidated franchises decreased $2.4 million as compared to the corresponding period of the prior year, primarily due to the acquisition of a prior 50%-owned franchise partnership in the second quarter of fiscal 2005 as well as the addition of advertising costs as discussed above.

As of February 28, 2006, we held 50% equity investments in each of 11 franchise partnerships which collectively operate 119 Ruby Tuesday restaurants. As of March 1, 2005, we held 50% equity investments in each of 11 franchise partnerships which then collectively operated 108 Ruby Tuesday restaurants.

Interest Expense, Net

Net interest expense increased $2.5 million for the 13 weeks ended February 28, 2006, as compared to the corresponding period in the prior year, primarily due to higher debt outstanding related to stock repurchases and the acquisition of four franchise partnerships in fiscal 2005, which resulted in more interest expense due to additional higher rate debt and less interest income from domestic franchises. Net interest expense increased $5.3 million for the 39-week period ended February 28, 2006, as compared to the corresponding period in the prior year, primarily for the same reasons. See “Borrowings and Credit Facilities” for more information.

Provision for Income Taxes

The effective tax rate for the current quarter was 33.2%, up from 32.6% for the same period of the prior year. The increase resulted from higher state income taxes in the third quarter of fiscal 2006 as compared to the third quarter of the prior year offset by increased tax credits. The effective tax rate was 33.1% for the 39-week period ended February 28, 2006 compared to 34.4% for the corresponding period of the prior year. The decrease was attributable to lower pre-tax income for the 39 weeks ended February 28, 2006 as compared to the 39-week period in the prior year, coupled with increased tax credits.

Critical Accounting Policies:

Our MD&A is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make subjective and complex judgments that may affect the reported financial condition and results of operations. We base our estimates on historical experience and other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  We continually evaluate the information used to make these estimates as our business and the economic environment changes.

We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Each quarter we evaluate the carrying value of any individual restaurant when the cash flows of such restaurant have deteriorated and we believe the probability of continued operating and cash flow losses indicate that the net book value of the restaurant may not be recoverable. In performing the review for recoverability, we consider the future cash flows expected to result from the use of the restaurant and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the restaurant, an impairment loss is recognized for the amount by which the net book value of the asset exceeds its fair value. Otherwise, an impairment loss is not recognized. Fair value is based upon estimated discounted future cash flows expected to be generated from continuing use through the expected disposal date and the expected salvage value. In the instance of a potential sale of a restaurant in a refranchising transaction, the expected purchase price is used as the estimate of fair value.

Restaurants open for less than five quarters are considered new and are excluded from our impairment review. We believe this approach provides sufficient time to establish the presence of the restaurant in the market and build a customer base. Approximately 12% of our restaurants have been open for less than five quarters and have not been evaluated for potential impairment.

If a restaurant that has been open for at least five quarters shows negative cash flow results, we prepare a plan to reverse the negative performance. Under our policies, recurring or projected annual negative cash flow signals a potential impairment. Both qualitative and quantitative information are considered when evaluating for potential impairments. In part due to the decision to transition marketing efforts from coupons to television and other similar forms of advertising, quarterly same-restaurant sales for Company-owned Ruby Tuesday restaurants were negative for the five consecutive quarters immediately preceding the second quarter of the current fiscal year. Since that time, same-restaurant sales were positive 1.9% and 4.7% in the second and third quarters of fiscal 2006, respectively.

At February 28, 2006 we had 12 restaurants that have been open more than five quarters with rolling 12 month negative cash flows.  Of these 12 restaurants, only six have consistently had an annual negative cash flow amount in excess of $50,000.  We recorded impairments on three of these six restaurants during fiscal 2005 and fiscal 2006.  The other three restaurants are currently engaged in programs to improve operations, sales and profits. Each of these three restaurants has shown cash flow improvement in both of the most recent two fiscal quarters. We reviewed the plans to improve cash flows at each of the other six restaurants that have been open more than five quarters with negative cash flows for the 12 months ended February 28, 2006 and concluded that no impairment existed at five of these restaurants. The sixth one of these restaurants had previously been impaired. The combined 12-month cash flow loss at the remaining eight non-impaired restaurants was approximately $0.3 million.  Should sales at these eight and other restaurants not improve within a reasonable period of time, further impairment charges are possible.  Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs, salvage value, and sublease income. Accordingly, actual results could vary significantly from our estimates.

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

At February 28, 2006 the allowance for doubtful notes was $5.0 million, of which $0.3 million was assigned to notes not franchise related. Included in the allowance for doubtful notes is $4.2 million allocated to the $18.9 million of debt due from seven franchisees who have either reported coverage ratios with certain of their third party debt below the required levels, or reported ratios above the required levels but for an insufficient amount of time. With the exception of amounts borrowed under the $48 million credit facility for franchise partnerships (see Note K to the Condensed Consolidated Financial Statements for more information), the third party debt referred to above is not guaranteed by RTI.  The Company believes that payments are being made by these franchisees in accordance with the terms of these debts. One of these franchisees is currently paying an additional interest amount on the debt associated with one restaurant until the required coverage ratio is met on that restaurant. No actions have been proposed by the third party lenders associated with the debt of the other franchisees at this time.

We recognize interest income on notes receivable when earned, which sometimes precedes collection. A number of our franchise partnership notes have, since the inception of these notes, allowed for the deferral of interest during the first one to three years. With one exception and in accordance with the terms of the note, all franchise partnerships that issued outstanding notes to us are currently paying interest on these notes. It is our policy to cease accruing interest income and recognize interest on a cash basis when we determine that the collection of interest is doubtful. The same analysis noted above for doubtful notes is utilized in determining whether to cease recognizing interest income and thereafter record interest payments on the cash basis.

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

Income Tax Valuation Allowances and Tax Accruals

We record deferred tax assets for various items. As of February 28, 2006, we have concluded that it is more likely than not that the future tax deductions attributable to our deferred tax assets will be realized and therefore no valuation allowance has been provided.

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

Our working capital deficiency and current ratio as of February 28, 2006 were $46.0 million and 0.6:1, respectively. As is common in the restaurant industry, we carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset) and receivable and inventory levels are generally not significant.

Capital Expenditures

Property and equipment expenditures for the 39 weeks ended February 28, 2006 were $130.6 million which was $3.4 million less than cash provided by operating activities for the same period. Capital expenditures for the remainder of fiscal 2006, primarily relating to new restaurant development, ongoing refurbishment and equipment replacement for existing restaurants, the roll-out of our kitchen display system, and the enhancement of information systems are projected to be $42.0 to $46.0 million, which is $34.0 to $38.0 million less than projected cash provided by operating activities for the same period. To the extent capital expenditures have exceeded cash flow from operating activities, we have historically relied on cash provided by financing activities to fund our capital expenditures. Conversely, in times when cash flow from operating activities have exceeded capital expenditure, we have paid down balances outstanding on our revolving debt. See “Special Note Regarding Forward-Looking Information.”

Pension Plan Funded Status

RTI is a sponsor of the Morrison Restaurants Inc. Retirement Plan (the “Retirement Plan”), previously along with the two companies that were “spun-off” as a result of the fiscal 1996 “spin-off” transaction: Morrison Fresh Cooking, Inc. (“MFC”) (subsequently acquired by Piccadilly Cafeterias, Inc., or “Piccadilly”) and Morrison Health Care, Inc. (“MHC”) (subsequently acquired by Compass Group, PLC, or “Compass”). The Retirement Plan was established to provide retirement benefits to qualifying employees of Morrison Restaurants Inc. Under the Retirement Plan, participants are entitled to receive benefits based upon salary and length of service. The Retirement Plan was amended as of December 31, 1987, so that no additional benefits will accrue and no new participants will enter the Retirement Plan after that date. Certain responsibilities involving the sponsorship of the Retirement Plan, until recently, were jointly shared by each of the three companies. Subsequent to the Piccadilly bankruptcy discussed below, we have shared such responsibilities with Compass. For the 39 weeks ended February 28, 2006, RTI made contributions to the Retirement Plan totaling $0.4 million. We expect to make contributions for the remainder of fiscal 2006 totaling $0.3 million.

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

In partial settlement of the Piccadilly bankruptcy, RTI received $1.0 million during the third quarter of fiscal 2005. During the quarter ended February 28, 2006 the Company received $0.3 million as an additional partial settlement of the bankruptcy and we hope to recover a further amount upon final settlement of the bankruptcy. No further recovery has been recorded in our Condensed Consolidated Financial Statements.

Significant Contractual Obligations and Commercial Commitments

Long-term financial obligations were as follows as of February 28, 2006 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Notes payable and other
long-term debt, including
current maturities (a)	$ 18,622	$ 1,572	$ 3,348	$ 3,200	$ 10,502
Revolving credit facility (a)	200,000			200,000
Unsecured senior notes
(Series A and B) (a)	150,000			85,000	65,000
Operating leases, net
of sublease payments (b)	300,614	31,847	59,319	47,752	161,696
Capital leases (a)	495	222	114		159
Purchase obligations (c)	189,996	92,615	46,505	39,634	11,242
Pension obligations (d)	31,017	2,889	5,645	6,271	16,212
Total	$ 890,744	$ 129,145	$ 114,931	$ 381,857	$ 264,811

(a)     See Note F to the Condensed Consolidated Financial Statements for more information.
(b)     See Note G to the Condensed Consolidated Financial Statements for more information.
(c)     The amounts for purchase obligations include commitments for food items and supplies, construction projects, and other miscellaneous commitments.
(d)     See Note J to the Condensed Consolidated Financial Statements for more information.

Commercial Commitments (in thousands):

Total at February 28, 2006
Letters of credit	$ 20,239 (e)
Franchisee loan guarantees	30,669 (e)
Divestiture guarantees	8,854
$ 59,762

(e)     Includes $6.6 million in letters of credit which secure franchisees’ borrowings for construction of restaurants being financed under the franchise loan facility. Draws for construction to date as of February 28, 2006 totaled $6.5 million. Because the entire $6.6 million letter of credit is included in the above totals, the $6.5 million actual franchise loan guarantee as of February 28, 2006 has been excluded from the $30.7 million presented above.

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

At February 28, 2006, we had borrowings of $200.0 million outstanding under the Credit Facility with an associated floating rate of 5.59%.  After consideration of letters of credit outstanding, the Company had $79.9 million available under the Credit Facility as of February 28, 2006.

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

Impact of Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)” or the “Statement”).  FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.   FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

The Statement is effective for public companies at the beginning of the first fiscal year beginning after June 15, 2005 (fiscal 2007 for RTI).   As of the effective date, RTI will apply the Statement using a modified version of prospective application.  Under that transition method, compensation cost is recognized for (1) all awards granted after the required effective date and for awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for either recognition or pro forma disclosures under FAS 123.  SFAS 123R also requires the benefit of tax deductions in excess of recognized compensation costs to be reported as financing cash flow, rather than an operating cash flow as required under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

The amount of compensation expense associated with stock options anticipated to be unvested as of the date of required adoption but already issued as of the date of this filing is $19.2 million.  Of this amount, and assuming no forfeitures, $10.2 million is expected to be recognized in fiscal 2007.  The remainder will be recognized between fiscal 2008 and fiscal 2010.

The impact of this Statement on RTI in fiscal 2007 and beyond will depend upon various factors, including, but not limited to, our future compensation strategy.  As of the date of this filing, the Company has modified certain of its compensation plans to limit eligibility to receive share-based compensation, and may modify future grants to include performance or market conditions which should lower the fair value of future grants to levels below those of prior grants, and shift a portion of the share-based compensation to cash-based incentive compensation.  Assuming option grants in fiscal 2007 are similar to those in fiscal 2006, the Company estimates that the total impact of FAS 123(R) in fiscal 2007 will be between $0.10 and $0.12 per share on a fully diluted basis. The pro forma compensation costs presented in the table shown in Note C to our Condensed Consolidated Financial Statements and in our prior filings have been calculated using a Black-Scholes option pricing model, which is the model we plan to use upon adoption of FAS 123(R).

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

Known Events, Uncertainties and Trends:

Financial Strategy and Stock Repurchase Plan

Our financial strategy is to utilize a prudent amount of debt, including operating leases, letters of credit, and any guarantees, to minimize the weighted average cost of capital while allowing financial flexibility and the equivalent of an investment-grade bond rating. This strategy periodically allows us to repurchase RTI common stock. During the 39 weeks ended February 28, 2006, we repurchased 6.8 million shares of RTI common stock for a total purchase price of $159.2 million. The total number of remaining shares authorized to be repurchased, as of February 28, 2006, is approximately 6.2 million. This amount reflects a 6.7 million shares authorization approved by our Board of Directors on January 5, 2006. To the extent not funded with cash from operating activities and proceeds from stock option exercises, additional repurchases, if any, may be funded by borrowings on the Credit Facility.

Dividends

During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to RTI’s shareholders. On January 5, 2006, our Board of Directors declared a semi-annual cash dividend of $0.0225 per share, payable on February 3, 2006, to shareholders of record at the close of business on January 20, 2006. On that same date, the Board of Directors approved a plan under which we anticipate increasing the Company’s semi-annual dividends beginning in fiscal 2007 to an amount, which, on an annual basis, would approximate a 2.0% yield for shareholders based on the January market value of the Company’s stock.

We paid dividends of $2.7 million during the 39-week period ended February 28, 2006. The payment of a dividend in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future. Additionally, our Credit Facility contains certain limitations on the payment of dividends. See “Special Note Regarding Forward-Looking Information.”

Extra Week in Fourth Quarter

Fiscal 2006 is a 53-week year for RTI. As such RTI’s fourth fiscal quarter will contain 14 weeks, which is one more than normal. Management expects that the additional week in the fourth fiscal quarter will increase earnings per share $0.04 to $0.05 on a fully diluted basis.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices.  The interest rate charged on our Credit Facility can vary based on the interest rate option we choose to utilize.  Our options for the rate are the Base Rate or LIBO Rate plus an applicable margin.  The Base Rate is defined to be the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.5%.  The applicable margin for the LIBO Rate-based option is a percentage ranging from 0.625% to 1.25%.  As of February 28, 2006, the total amount of outstanding debt subject to interest rate fluctuations was $206.6 million.  A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of $2.1 million per year, assuming a consistent capital structure.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2006.

Changes in Internal Controls

During the fiscal quarter ended February 28, 2006, there was no significant change in the Company’s internal control over financial reporting (as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending legal proceedings will not have a material adverse effect on our operations, financial position or liquidity.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information regarding purchases of our common stock made by us during the third quarter ended February 28, 2006:

	(a)	(b)	(c)	(d)
	Total number	Average	Total number of shares	Maximum number of shares
	of shares	price paid	purchased as part of publicly	that may yet be purchased
Period	purchased (1)	per share	announced plans or programs (1)	under the plans or programs (2)
Month #1
(November 30 to January 3)	1,437,800	$25.42	1,437,800	391,907
Month #2
(January 4 to January 31)	876,000	$26.92	876,000	6,215,907
Month #3
(February 1 to February 28)	--	--	--	6,215,907

(1) No shares were repurchased other than through our publicly announced repurchase programs and authorizations during the third quarter of our year ending June 6, 2006. These repurchase programs include shares surrendered as payment for the exercise price of options or purchase rights or in satisfaction of tax withholding obligations in connection with the Company's stock incentive plans.

(2) On March 30, 2005, our Board of Directors authorized the repurchase of an additional 5.0 million shares of Company common stock. As of February 28, 2006, all of these additional shares have been repurchased at a cost of approximately $116.5 million. On January 5, 2006, the Company's Board of Directors authorized an additional 6.7 million shares for repurchases under the Company's on-going share repurchase program. As of February 28, 2006, 0.5 million of the 6.7 million shares authorized in January 2006 have been repurchased at a cost of approximately $13.0 million.

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

RUBY TUESDAY, INC.
(Registrant)

Date: April 10, 2006	BY: /s/ MARGUERITE N. DUFFY —————————————— Marguerite N. Duffy Senior Vice President and Chief Financial Officer