Form 10-K
period 2006-06-06
RUBY TUESDAY INC
filed 2006-08-08
CIK 68270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: June 6, 2006

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

Title of class

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No  ☒

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last day of the second fiscal quarter ended November 29, 2005 was $1,447,169,794 based on the closing stock price of $24.36 on November 29, 2005.

The number of shares of the registrant's common stock outstanding as of July31, 2006, the latest practicable date prior to the filing of this Annual Report, was 58,191,114.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy statement for the Registrant’s 2006 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, is incorporated by reference into Part III hereof.

PART I

Item 1. Business

Background

The first Ruby Tuesday® restaurant was opened in 1972 in Knoxville, Tennessee near the campus of the University of Tennessee. The Ruby Tuesday concept, which at the time consisted of 16 restaurants, was acquired by Morrison Restaurants Inc. (“Morrison”) in 1982. During the following years, Morrison grew the concept to over 300 restaurants with concentrations in the Northeast, Southeast, Mid-Atlantic and Midwest regions of the United States and added other casual dining concepts, including the internally-developed American Cafe® and the acquired Tias, Inc., a chain of Tex-Mex restaurants. In a spin-off transaction that occurred on March 9, 1996, shareholders of Morrison approved the distribution of two separate businesses of Morrison to its shareholders, Morrison Fresh Cooking, Inc. (“MFC”) and Morrison Health Care, Inc. (“MHC”). In conjunction with the spin-off, Morrison was reincorporated in the State of Georgia and changed its name to Ruby Tuesday, Inc. Ruby Tuesday, Inc. and its wholly-owned subsidiaries are sometimes referred to herein as “RTI”, the “Company”, “we” and/or “our”.

We began our traditional franchise program in 1997 with the opening of one domestically and two internationally franchised Ruby Tuesday restaurants. The following year, we introduced a program we called our “franchise partnership program,” under which we own 1% or 50% of the equity of each of the entities that own and operate Ruby Tuesday franchised restaurants. We do not own any of the equity of entities that hold franchises under our traditional franchise program. We currently have signed agreements for the development of new franchised Ruby Tuesday restaurants with 44 franchisees, comprised of 18 franchise partnerships, nine traditional domestic and 17 traditional international franchisees. In conjunction with the signing of the franchise partnership agreements, between fiscal 1997 and 2002, we sold 124 Ruby Tuesday restaurants in our non-core markets to our franchisees. In addition, the 17 international franchisees (including Puerto Rico) hold rights as of June 6, 2006 to develop Ruby Tuesday restaurants in 23 countries.

On November 20, 2000, the American Cafe (including L&N Seafood) and Tia’s Tex-Mex concepts, with 69 operating restaurants, were sold to Specialty Restaurant Group, LLC (“SRG”), a limited liability company owned by the former President of the Company’s American Cafe and Tia’s Tex-Mex concepts and certain members of his management team.

Operations

We own and operate the Ruby Tuesday concept in the bar and grill segment of casual dining. We also offer franchises for the Ruby Tuesday concept in domestic and international markets. As of June 6, 2006, we owned and operated 629 casual dining restaurants, located in 29 states and the District of Columbia. Also, as of June 6, 2006, the franchise partnerships operated 168 restaurants located in 17 states and traditional franchisees operated 36 domestic and 47 international restaurants. A listing of the states and countries in which our franchisees operate is set forth below in Item 2 entitled “Properties.”

Ruby Tuesday restaurants offer simple, fresh American dining emphasizing 14 appetizers, handcrafted burgers, a garden bar which offers up to 46 items, fish, ribs, steaks and more. Burger choices include such items as beef, bison, turkey, chicken, and crab. Entree selections range in price from $6.99 to $16.99.

Ruby Tuesday’s To Go CurbsideSM initiative was launched at both Company-owned and franchise restaurants in the second quarter of fiscal 2004. This program provides a quick, convenient alternative for active customers who are on the go.

At June 6, 2006, the Company owned and operated restaurants concentrated primarily in the Southeast, Northeast, Mid-Atlantic and Midwest of the United States. We consider these regions to be our core markets. We plan to open approximately 45-50 Company-owned restaurants during fiscal 2007. The majority of these new restaurants are expected to be located in existing markets. We expect almost all new restaurants to be freestanding. Existing prototypes range in size from 4,600 to 5,400 square feet with seating for 162 to 230 guests. Because these restaurants provide for substantial seating in proportion to the square footage of the buildings, we believe these restaurants offer an opportunity for improved restaurant-level returns on investment. We also believe there is potential for more than one thousand additional Ruby Tuesday restaurants to be operated across the United States. The availability of several different restaurant prototypes enables us to develop restaurants in a variety of different markets, including rural

America, locations adjacent to interstate highways, retail locations, as well as our more traditional sites. Other than population and traffic volume, our site selection requirements for these new restaurants include annual household incomes ranging from $36,000 to $80,000, good accessibility to our restaurants, and visibility of the location. New restaurants are operated by general managers who are rewarded for their ability to grow guest counts, achieve high standards and achieve cost control norms.

Franchising

As previously noted, we currently have franchise arrangements with 44 franchise groups which operate Ruby Tuesday restaurants in 22 states and Puerto Rico and in 13 foreign countries.

As of June 6, 2006, there were 251 franchise restaurants, including 168 operated by franchise partnerships. In July 2006, 17 of the franchise partnerships restaurants were acquired by the Company. Franchisees opened 32 restaurants in fiscal 2006, 27 restaurants in fiscal 2005, and 40 restaurants in fiscal 2004. We anticipate that our franchisees will open approximately 30 to 35 restaurants in fiscal 2007.

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

For each restaurant developed under a domestic development agreement, a franchisee is currently obligated to pay a development fee of $10,000 per restaurant (at the time of signing a development agreement), an initial franchise fee (which typically is $35,000 in the aggregate for domestic franchisees), and a royalty fee equal to 4.0% of the restaurant’s monthly gross sales, as defined in the franchise agreement. Development and operating fees for international franchise restaurants vary.

We offer support service agreements for domestic franchisees. Under the support services agreements, we have one level of support, which is required for franchise partnerships and optional for traditional franchisees, in which we provide specified additional services to assist the franchisees with various aspects of the business including, but not limited to, processing of payroll, basic bookkeeping and cash management. Fees for these services are typically 2.5% of monthly gross sales for franchise partnerships and 2.25% for traditional franchisees, as defined in the franchise agreement. There is also an optional level of support services, available only to traditional franchisees, in which we charge a fee to cover certain information technology related support that we provide. All domestic franchisees also are required to pay a marketing and purchasing fee based on 1.5% of monthly gross sales. Beginning in May 2005, under the terms of the franchise operating agreements, we required all domestic franchisees to contribute a percentage of monthly gross sales, currently 2.3%, to a national advertising fund formed to cover their pro rata portion of the production and airing costs associated with our national cable advertising campaign.  Under the terms of those agreements, we can charge up to 3.0% of monthly gross sales for this national advertising fund.

While financing is the responsibility of the franchisee, we make available to the domestic franchisees information about financial institutions that may be interested in financing the costs of restaurant development for qualified franchisees. Additionally, in limited instances, and only with regard to the franchise partnerships we provide partial guarantees to certain of these lenders.

We provide ongoing training and assistance to all of our franchisees in connection with the operation and management of each restaurant through WOW-U®, our training facility, meetings, on-premises visits, and by written or other material.

Training

The Company’s WOW-U®, located in the Maryville, Tennessee Restaurant Support Services Center, serves as the centralized training center for all of our and the franchisees’ multi-restaurant operators and other team members. Facilities include classrooms and a test kitchen. WOW-U® provides managers with the opportunity to assemble for intensive, ongoing instruction and interaction. Programs include classroom instruction and various team competitions, which are designed to contribute to the skill and enhance the dedication of the Company and franchise teams and to strengthen our corporate culture. Further contributing to the training experience is the RT LodgeSM, which is located on a wooded campus just minutes from the Restaurant Support Services Center. RT LodgeSM serves as the lodging quarters and dining facility for those attending WOW-U®. After a long day of instruction and competition, trainees have the opportunity to dine and socialize with fellow team members in a relaxed and tranquil atmosphere. We believe our emphasis on training and retaining high quality restaurant managers is critical to our long-term success.

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

We use purchase commitment contracts to stabilize the potentially volatile prices of certain commodities. Because of the relatively short storage life of inventories, limited storage facilities at the restaurants, our requirement for fresh products and the numerous sources of goods, a minimum amount of inventory is maintained at our restaurants. In the event of a disruption of supply, all essential food, beverage and operational products can be obtained from secondary vendors and alternative suppliers. We believe these alternative suppliers can provide, upon short notice, items of comparable quality.

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

Seasonality

Our business is moderately seasonal. Average restaurant sales of our mall-based restaurants, which represent approximately 20% of our total restaurants, are slightly higher during the winter holiday season. Freestanding restaurant sales are generally higher in the spring and summer months.

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

Government Regulation

We and our franchisees are subject to various licensing requirements and regulations at both the state and local levels, related to zoning, land use, sanitation, alcoholic beverage control, and health and fire safety. We have not encountered any significant difficulties or failures in obtaining the required licenses or approvals that could delay the opening of a new restaurant or the operation of an existing restaurant nor do we presently anticipate the occurrence of any such difficulties in the future. Our business is subject to various other regulations by federal, state and local governments, such as compliance with various health care, minimum wage, immigration, and fair labor standards. Compliance with these regulations has not had, and is not expected to have, a material adverse effect on our operations.

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

Personnel

As of June 6, 2006, we employed approximately 16,500 full-time and 22,400 part-time employees, including approximately 450 support center management and staff personnel. We believe that our employee relations are good and that working conditions and employee compensation is comparable with our major competitors. Our employees are not covered by a collective bargaining agreement.

Available Information

The Company maintains a web site at www.rubytuesday.com. The Company makes available on its web site, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as it is reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The Company is not including the information contained on or available through its web site as a part of, or incorporating such information into, this Annual Report on Form 10-K. In addition, copies of the Company’s corporate governance materials, including, Corporate Governance Guidelines, Nominating and Governance Committee Charter, Audit Committee Charter, Compensation and Stock Option Committee Charter, Code of Business Conduct and Ethics, Code of Ethical Conduct for Financial Professionals, and Whistleblower Policy, are available at the web site, free of charge. The Company will make available on its web site any waiver of or substantive amendment to its Code of Business Conduct and Ethics or its Code of Ethical Conduct for Financial Professionals within four business days following the date of such waiver or amendment.

A copy of the aforementioned documents will be made available without charge to all shareholders upon written request to the Company. Shareholders are encouraged to direct such requests to the Company's Investor Relations department at the Restaurant Support Services Center, 150 West Church Avenue, Maryville, Tennessee 37801. As an alternative, our Form 10-K can also be printed from the investor relations section of the Company’s web site at www.rubytuesday.com.

The Company’s Chief Executive Officer, Samuel E. Beall, III, submitted to the New York Stock Exchange (NYSE) the Annual Written Affirmation on November 2, 2005, pursuant to Section 303A.12 of the NYSE’s corporate governance rules, certifying that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date.

Executive Officers of the Company

Executive officers of the Company are appointed by and serve at the discretion of the Company’s Board of Directors. Information regarding the Company’s executive officers as of June 6, 2006, is provided below.

Name	Age	Position

S. E. Beall, III	56	Chairman of the Board, President and Chief Executive Officer
A. R. Johnson	54	Senior Vice President
M. N. Duffy	45	Senior Vice President, Chief Financial Officer
N. N. Ibrahim	45	Senior Vice President, Chief Technology Officer
R. F. LeBoeuf	44	Senior Vice President, Chief People Officer
K. M. Grant	35	Senior Vice President, Operations
M. S. Ingram	53	President, Franchise
K. H. Juergens	55	Senior Vice President, Development

Mr. Beall has served as Chairman of the Board and Chief Executive Officer of the Company since May 1995 and also as President of the Company since July 2004. Mr. Beall served as President and Chief Executive Officer of the Company from June 1992 to May 1995 and President and Chief Operating Officer of the Company from September 1986 to June 1992. Mr. Beall founded Ruby Tuesday in 1972.

Mr. Johnson joined the Company in April 2000 and was named Senior Vice President in May 2000. Prior to joining the Company, Mr. Johnson was the President of Hopewell & Co. from February 1997 to April 2000, Vice President of Dollar General Corporation from October 1996 to February 1997, and President of the Specialty Division and Senior Vice President of the Company from May 1992 to May 1996.

Ms. Duffy joined the Company in August 1990 and was named Senior Vice President and Chief Financial Officer in June 2001. Ms. Duffy served as Vice President, Operations Controller of the Company from October 1999 to May 2001 and Vice President, Investor Relations and Planning from June 1996 to September 1999. Prior to that time Ms. Duffy served as Director, Investor Relations and Strategic Planning and Director, Corporate Accounting and Financial Analysis.

Mr. Ibrahim joined the Company in July 2001 and was named Senior Vice President, Chief Technology Officer in April 2003. He served as Vice President, Chief Technology Officer from July 2001 to April 2003. Prior to joining the company, Mr. Ibrahim served as a consultant to the Company's Information Technology department from June 1997 to July 2001.

Mr. LeBoeuf joined the Company in July 1986 and was named Senior Vice President, Chief People Officer in June 2003. From August 2001 to June 2003, Mr. LeBoeuf served as Vice President, Human Resources and, from October 2000 to August 2001, as Vice President, Support Services. From October 1999 to October 2000, Mr. LeBoeuf was named Director of Training and Development, and he was a Regional Financial Analyst from January 1997 to October 1999. Prior to January 1997, Mr. LeBoeuf held various operational positions with the Company.

Ms. Grant joined the Company in June 1992 and was named Senior Vice President, Operations in January 2005. From September 2003 to January 2005, Ms. Grant served as Vice President, Operations and, from June 2002 to September 2003, as Regional Partner, Operations. From June 2001 to June 2002, Ms. Grant served as Vice President, Operations Controller, and she was Operations Controller for Specialty Restaurant Group, LLC from October 2000 to June 2001. From April 1999 to October 2000, Ms. Grant was a Regional Financial Analyst and prior to April 1999, she held various operational positions with the Company.

Mr. Ingram joined the Company in September 1979 and was named President of Franchise in May 2004. From December 2002 to May 2004, Mr. Ingram served as President of World Wide Franchise Operations. Mr. Ingram served as President and Partner, Domestic Franchise from June 1997 to December 2002. From September 1996 to September 1997, Mr. Ingram served as Senior Vice President of Human Resources and, from January 1994 to September 1996, as Senior Vice President of Operations. Prior to 1994, Mr. Ingram held various operational positions within the Company.

Mr. Juergens joined the Company in June 1992 and was named Senior Vice President, Development in January 2006. From January 2002 to January 2006, Mr. Juergens served as Vice President, Development and from March 1994 to January 2002, as Vice President, Real Estate. Prior to 1996, Mr. Juergens was a Regional Director of Real Estate.

Item 1A. Risk Factors

Our business and operations are subject to a number of risks and uncertainties. The risk factors discussed below may not be exhaustive. We operate in a continually changing business environment, and new risks may emerge from time to time. We cannot predict such new risks, nor can we assess the impact, if any, of such new risks on our business or the extent to which any risk or combination of risks may cause actual results to differ materially from those expressed in any forward looking statement.

We may fail to reach our Company’s growth goals, which may negatively impact our continued financial and operational success.

Ruby Tuesday establishes growth goals each fiscal year based on a strategy of new market development and further penetration of existing markets. A significant portion of our historical growth has been attributable to opening new restaurants, and we typically set goals to open 45 to 50 Company restaurants per year. On the Company side, we minimize opening volatility by often identifying and acquiring sites a year or more in advance.

Because we believe that we have mitigated our risks relative to meeting the requirements of our new restaurant opening schedule, we believe the biggest risk to attaining our growth goals is our ability to increase restaurant sales in existing markets, which is dependent upon factors both within and outside our control. Among others, these desired increases are dependent upon consumer spending, the overall state of the economy, our quality of operations, and the effectiveness of our advertising.

Though believed to be smaller, there are risks associated with new restaurant openings. If we and/or our franchisees are unable to timely secure appropriate construction materials, financing, labor, permits, liquor licenses, or other resources, we run the risk of missing our projected growth goals.

In addition, the locations of our restaurants (geographic areas of growth) may serve as a factor in whether we are operationally successful. For instance, restaurants in new markets may not perform at the same level as restaurants in established markets with high rates of profitability. Further, because the investment costs associated with new restaurants have increased in recent years, newer restaurants actually need to achieve higher sales volumes in order to produce the same return on investment as we have historically desired. Fortunately, our experience in recent years has been that our average returns on new units, despite being negatively impacted by rising construction costs, have well exceeded our cost of capital, although we can provide no assurance that this trend will continue.

Another factor influencing our success is the management of our growth strategy. We must ensure that we maintain strong real estate and other operational leadership such that our expansion plans are appropriately backed by sound judgment and support. The risk of inappropriate growth decisions could negatively impact our growth strategy, and thus continued success.

Once opened, we anticipate new restaurants will take four to six months to reach planned operational profitability due to the associated start-up costs. We can provide no assurance that any restaurant we open will be profitable or obtain operating results similar to those of our existing restaurants. Aside from those previously listed, other factors impacting profitability of new restaurants include, but are not limited to, competition in the restaurant market, consumer acceptance of our restaurants in new markets, recruitment of qualified operating personnel, and weather conditions in the areas in which the new restaurants are located. Due to the presence or absence of these factors, we may not reach our projected financial targets.

The inability of our franchises to operate profitable restaurants may negatively impact our continued financial success.

Ruby Tuesday operates franchise programs with franchise partnerships (franchises in which we own a 1% or 50% interest) and traditional domestic and international franchisees (franchisees in which we do not own any equity interest). In addition to the income we record under the equity method of accounting from our investment in certain of these franchises, we also collect royalties, marketing, and purchasing fees, and in some cases support service fees, as well as interest and other fees from the franchises. Further, as part of the franchise partnership program, we serve as partial guarantor for two current credit facilities and a third facility which, while no longer in existence, has three outstanding loans. The ability of these franchise groups, particularly the franchise partnerships, to continually generate profits impacts Ruby Tuesday’s overall profitability and brand recognition.

Growth within the existing franchise base is dependent upon many of the same factors that apply to Ruby Tuesday’s Company-owned restaurants, and sometimes the challenges of opening profitable restaurants prove to be more difficult for our franchisees. For example, franchisees may not have access to the financial or management resources that they need to open or continue operating the restaurants contemplated by their franchise agreements with us. In addition, our continued growth is also partially dependent upon our ability to find and retain qualified franchisees in new markets, which may include markets in which the Ruby Tuesday brand may be less well known. Furthermore, the loss of any of our franchisees due to financial concerns and/or operational inefficiencies could impact our profitability and brand.

Our franchisees are obligated in many ways to operate their restaurants according to the specific guidelines set forth by Ruby Tuesday. We provide training opportunities to our franchise operators to fully integrate them into our operating strategy. However, since we do not have control over these restaurants, we cannot give assurance that there will not be differences in product quality or that there will be adherence to all Company guidelines at these franchise restaurants. In order to mitigate these risks, we do require that our franchisees focus on the quality of their operations, and we expect full compliance with our Company standards.

We face continually increasing competition in the restaurant industry for locations, guests, staff, supplies, and new products.

Our business is subject to intense competition with respect to prices, services, locations, qualified management personnel and quality of food. We compete with other food service operations, with locally-owned restaurants, and with other national and regional restaurant chains that offer the same or similar types of services and products. Some of our competitors may be better established in the markets where our restaurants are or may be located. Changes in consumer tastes; national, regional, or local economic conditions; demographic trends; traffic patterns and the types, numbers and locations of competing restaurants often affect the restaurant business. There is active competition for management personnel and for attractive commercial real estate sites suitable for restaurants. In addition, factors such as inflation, increased food, labor, equipment, fixture and benefit costs, and difficulty in attracting qualified management and hourly employees may adversely affect the restaurant industry in general and our restaurants in particular.

Economic, demographic and other changes, seasonal fluctuations, natural disasters, and terrorism could adversely impact guest traffic in our restaurants, and thus our profitability.

Our business can be negatively impacted by many factors, including those which affect the restaurant only at the local level as well as others which attract national or international attention. Risks that could cause us to suffer losses include the following:

•	economic factors (economic slowdowns or other inflation-related issues);
•	demographic changes, particularly with regard to dining and discretionary spending habits, in the areas in which our restaurants are located;
•	changes in consumer preferences;
•	seasonal fluctuations due to the days of the week on which holidays occur, which may impact spending patterns;
•	natural disasters such as hurricanes, tornados, blizzards, or other severe weather;
•	concerns and/or unfavorable publicity over health issues, food quality or restaurant cleanliness; and

•	effects of war or terrorist activities and any governmental responses thereto.

Each of the above items could potentially negatively impact our guest traffic and, thus, our profitability.

We may be unable to remain competitive because we are a leveraged company.

The amount of debt we carry, while believed by us to be prudent based upon our financial strategy, is significant. At June 6, 2006, we had a total of $377.1 million in debt and capital lease obligations. This indebtedness requires us to dedicate a portion of our cash flows from operating activities to principal and interest payments on our indebtedness, which could prevent us from implementing growth plans or proceeding with operational improvement initiatives.

The three most significant loans we have are our revolving credit facility ($212.8 million outstanding at June 6, 2006) and our Series A and B senior notes ($85.0 million and $65.0 million, respectively, outstanding at June 6, 2006). The revolving credit facility and the Series A senior notes both mature in fiscal 2010. Although our total amount owed for debt and capital lease obligations is currently less than two times our net cash provided by operating activities, we cannot give assurance we will be able to renew either facility at terms as favorable as those we have today, or that we will be able to renew the loans at all.

The cost of compliance with various government regulations may negatively affect our business.

We are subject to various forms of governmental regulations. We are required to follow various international, federal, state, and local laws common to the food industry, including regulations relating to food and workplace safety, sanitation, the sale of alcoholic beverages, environmental issues, minimum wage, overtime, immigration and other labor issues. Changes in these laws, including additional government-imposed increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits, or a reduction in the number of states that allow tips to be credited toward minimum wage requirements, could harm our operating results. Also, failure to obtain or maintain the necessary licenses and permits needed to operate our restaurants could result in an inability to open new restaurants or force us to close existing restaurants.

We are also subject to regulation by the Federal Trade Commission and to state and foreign laws that govern the offer, sale and termination of franchises and the refusal to renew franchises. The failure to comply with these regulations in any jurisdiction or to obtain required approvals could result in a ban or temporary suspension on future franchise sales or fines or require us to rescind offers to franchisees, any of which could adversely affect our business and operating costs. Further, any future legislation regulating franchise laws and relationships may negatively affect our operations.

Approximately 9% of our revenue is attributable to the sale of alcoholic beverages. We are required to comply with the alcohol licensing requirements of the federal government, states and municipalities where our restaurants are located. Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, the licenses are renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. If we fail to comply with federal, state or local regulations, our licenses may be revoked and we may be forced to terminate the sale of alcoholic beverages at one or more of our restaurants.

In certain states we are subject to “dram shop” statutes, which generally allow a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance, but we cannot guarantee that this insurance will be adequate in the event we are found liable in such an action.

As a publicly traded corporation, we are subject to various rules and regulations as mandated by the Securities and Exchange Commission (the “SEC”). Failure to timely comply with these guidelines could result in penalties and/or adverse reactions by our stakeholders. Changes in applicable accounting rules imposed by the SEC or private governing bodies could also affect our reported results of operations and thus cause our stock price to fluctuate or decline.

The potential for increased commodity, energy, and other costs may adversely affect our results of operations.

We continually purchase basic commodities such as beef, chicken, cheese and other items for use in many of the products we sell. Although we attempt to maintain control of commodity costs by engaging in volume commitments with third parties for many of our food-related supplies, we cannot assure that the costs of these commodities will not fluctuate, as we often have no control over such items. In addition, we rely on third party distribution companies to frequently deliver perishable food and supplies to our restaurants. We cannot make assurances regarding the continued supply of our inventory since we do not have control over the businesses of our suppliers. Should our inventories lack in supply, our business could suffer, as we may be unable to meet customer demands.  These disruptions may also force us to purchase food supplies from suppliers at higher costs. The result of this is that our operating costs may increase without the desire and/or ability to pass the price increases to our customers.

Ruby Tuesday must purchase energy-related products such as electricity, oil and natural gas for use in each of our restaurants. Our suppliers must purchase gasoline in order to transport food and supplies to us. Our guests purchase energy to heat and cool their homes and fuel their automobiles. When energy prices, such as those for gasoline, heating and air increase, we incur greater costs to operate our restaurants. Likewise our guests have lower disposable income and thus may reduce the frequency in which they dine out and/or feel compelled to choose more inexpensive restaurants when eating outside the home.

The costs of these energy-related items will fluctuate due to factors that may not be predictable, such as the economy, current political/international relations and weather conditions. Because Ruby Tuesday cannot control these types of factors, we maintain the risk that prices of energy/utility items will increase beyond our current projections and adversely affect our operations.

Food safety and food-borne illness concerns could adversely affect consumer confidence in our restaurants.

We face food safety issues that are common to the food industry. We must work to provide a clean, safe environment for both our guests and employees. Otherwise, we risk losing guests and/or employees due to unfavorable publicity and/or a lack of confidence in our ability to provide a safe dining and/or work experience.

Food-borne illnesses, such as E. coli, hepatitis A, trichinosis, or salmonella, as well as the prospect of “mad cow” disease and avian flu, are also a concern for our industry. We can and do attempt to purchase supplies from reputable suppliers/distributors and have certain procedures in place to test for safety and quality standards, but we can make no assurances regarding whether these supplies may contain contaminated goods. In addition, we cannot ensure the continued health of each of our employees. We provide health-related training for each of our staff and strive to keep ill employees away from food items. However, we may not be able to detect when our employees are sick until the time that their symptoms occur, which may be too late if they have prepared/served food for our guests. The occurrence of an outbreak of a food-borne illness, whether at one of our restaurants or one of our competitors, could result in negative publicity which could adversely affect our sales and profitability.

Litigation could negatively impact our results of operations as well as our future business.

We are subject to litigation and other customer complaints concerning our food safety, service, and/or other operational factors. Guests may file formal litigation complaints that we are required to defend, whether or not we believe them to be true. Substantial, complex or extended litigation could have an adverse effect on our results of operations if it develops into a costly situation and distracts our management. Employees may also, from time to time, subject us to litigation regarding injury, discrimination and other labor issues. Suppliers, landlords and distributors, particularly those with which we currently maintain purchase commitments/contracts, could also potentially allege non-compliance with their contracts should they consider our actions to be contrary to our commitments.

We are dependent on key personnel.

Our future success is highly dependent upon our ability to attract and retain certain key employees. These personnel serve to maintain a corporate vision for our Company as well as execute our business strategy. The loss of any of them could potentially impact our future growth decisions and our future profitability.

While we maintain an employment agreement with Samuel E. Beall, III, our chief executive officer and founder, this employment agreement may not provide sufficient incentives for him to continue employment with Ruby Tuesday. While we are constantly focused on succession plans at all levels, in the event his employment terminates or he becomes incapacitated, we can make no assurance regarding the impact his loss could have on our business and financial results.

We may not be successful at operating profitable restaurants.

The success of our brand is dependent upon operating profitable restaurants. The profitability of our restaurants is dependent on several factors, including the following:

•	the hiring, training, and retention of excellent restaurant managers and staff;
•	the ability to timely and effectively meet customer demands and maintain our strong customer base;
•	the continued success of our marketing/advertising strategy;
•	the ability to obtain appropriate financing;
•	the ability to manage our growth goals; and
•	the ability to provide innovative products to our customers at a reasonable price.

The profitability of our restaurants also depends on the ability of our Company as a whole to absorb the risks associated with growth. In addition, the results of our currently high performing restaurants may not be indicative of their long-term performance, as factors affecting their success may change. Among others, one potential impact of declining profitability of our restaurants is increased asset impairment charges. This could be significant as property and equipment currently represent 84% of our total assets at June 6, 2006.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Information regarding the locations of our Ruby Tuesday restaurants is shown in the list below. Of the 629 Company-owned and operated restaurants as of June 6, 2006, we owned the land and buildings for 295 restaurants, owned the buildings and held non-cancelable long-term land leases for 178 restaurants, and held non-cancelable leases covering land and buildings for 156 restaurants. The Company's Restaurant Support Services Center in Maryville, Tennessee, which was opened in fiscal 1998, is owned by the Company. Our executives and certain other administrative personnel are located in the Maryville Support Services Center. Since fiscal 2001, we have expanded the Restaurant Support Services Center by opening second and third locations also in Maryville.

Additional information concerning our properties and leasing arrangements is included in Note 5 to the Consolidated Financial Statements appearing in Part II, Item 8 of this Form 10-K.

Under our franchise agreements, we have certain rights to gain control of a restaurant site in the event of default under the franchise agreements.

The following table lists the locations of the Company-owned and franchised restaurants as of June 6, 2006:

	Number of Restaurants
State or Country	Company	Franchise	Total System

Domestic:
Alabama	49	–	49
Arkansas	4	2	6
Arizona.	6	–	6
California	1	–	1
Colorado	–	12	12
Connecticut	17	–	17
Delaware	8	–	8
Florida*	50	39	89
Georgia	56	–	56
Illinois	1	25	26
Indiana	6	8	14
Iowa	–	2	2
Kansas	–	3	3
Kentucky	7	6	13
Louisiana	6	–	6
Maine	–	9	9
Massachusetts	12	–	12
Maryland	34	–	34
Michigan	5	24	29
Minnesota	–	11	11
Mississippi	10	–	10
Missouri	3	22	25
Nebraska	–	7	7
Nevada	–	1	1
New Hampshire	5	–	5
New Jersey	21	–	21
New York	27	13	40
North Carolina	50	–	50
North Dakota	–	2	2
Ohio	42	–	42
Oregon	–	2	2
Pennsylvania	49	–	49
Rhode Island	3	–	3
South Carolina	34	–	34
South Dakota	–	3	3
Tennessee	44	–	44
Texas	1	2	3
Utah	–	6	6
Virginia	69	–	69
West Virginia	7	–	7
Washington	–	5	5
Washington, DC	2	–	2
Total Domestic	629	204	833

	Number of Restaurants
State or Country	Company	Franchise	Total System

International:
Canada	–	1	1
Chile	–	9	9
Greece	–	4	4
Hawaii**	–	3	3
Honduras	–	2	2
Hong Kong	–	3	3
Iceland	–	2	2
India	–	10	10
Korea	–	1	1
Kuwait	–	2	2
Mexico	–	2	2
Puerto Rico	–	4	4
Romania	–	2	2
Taiwan	–	1	1
Trinidad	–	1	1
Total International	–	47	47
	629	251	880

* On July 12, 2006, the Company acquired 17 franchise restaurants in Florida.
** Hawaii is treated as an international location for internal purposes.

Item 3. Legal Proceedings

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending legal proceedings will not have a material adverse effect on our operations, financial position or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant's Common Equity,

Related Stockholder Matters and Issuer Purchases of Equity Securities

Certain information required by this Item 5 is included in Note 11 to the Consolidated Financial Statements appearing in Part II, Item 8 of this Form 10-K.

During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to RTI’s shareholders. The payment of a dividend in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future. Additionally, our credit facilities contain certain limitations on the payment of dividends. During fiscal 2006, we declared and paid semi-annual dividends of 2.25¢ per share in the first and third quarters. On July 11, 2006 in accordance with a previously announced strategy of returning excess capital to shareholders through increased dividends and share repurchases, our Board of Directors declared a semi-annual cash dividend of $0.25 per share payable on August 8, 2006 to shareholders of record on July 24, 2006.

The following table includes information regarding purchases of our common stock made by us during the fourth quarter of the year ended June 6, 2006:

	(a)	(b)	(c)	(d)
	Total number	Average	Total number of shares	Maximum number of shares
	of shares	price paid	purchased as part of publicly	that may yet be purchased
Period	purchased (1)	per share	announced plans or programs (1)	under the plans or programs (2)

Month #1
(March 1 to April 4)	–	–	–	6,215,907
Month #2
(April 5 to May 2)	300,000	$29.91	300,000	5,915,907
Month #3
(May 3 to June 6)	743,400	$28.55	743,400	5,172,507
Total	1,043,400		1,043,400	5,172,507

(1) No shares were repurchased other than through our publicly announced repurchase programs and authorizations during the fourth quarter of our year ended June 6, 2006. These repurchase programs include shares surrendered as payment for the exercise price of options or purchase rights or in satisfaction of tax withholding obligations in connection with the Company’s stock incentive plans.

(2) On January 5, 2006, the Company's Board of Directors authorized the repurchase of an additional 6.7 million shares of Company common stock under the Company's on-going share repurchase program. As of June 6, 2006, 1.5 million shares of the January 2006 authorization have been repurchased at a cost of approximately $43.2 million.

Item 6. Selected Financial Data

Summary of Operations

(In thousands except per-share data)

	Fiscal Year
	2006	2005	2004	2003	2002
Revenue	$1,306,240	$1,110,294	$1,041,359	$ 913,784	$ 833,181

Income before income taxes and cumulative effect
of change in accounting principle.	$ 150,958	$ 154,946	$ 170,546	$ 136,127	$ 88,342	*
Provision for income taxes	49,981	52,648	60,699	47,317	29,947

Income before cumulative effect of change in
accounting principle	100,977	102,298	109,847	88,810	58,395
Cumulative effect of change in accounting principle					58
Net income	$ 100,977	$ 102,298	$ 109,847	$ 88,810	$ 58,337	*

Earnings per share:
Basic	$ 1.67	$ 1.59	$ 1.68	$ 1.39	$ 0.91	*
Diluted	$ 1.65	$ 1.56	$ 1.64	$ 1.36	$ 0.89	*

Weighted average common and
common equivalent shares:
Basic	60,544	64,538	65,510	63,967	64,086
Diluted	61,307	65,524	67,076	65,093	65,912

Fiscal years 2002 through 2005 each include 52 weeks. Fiscal 2006 includes 53 weeks.

Other financial data:
Total assets	$1,171,568	$1,074,067	$ 936,435	$ 825,890	$ 543,203
Long-term debt and capital leases, less current
Maturities	$ 375,639	$ 247,222	$ 168,087	$ 207,064	$ 7,626
Shareholders’ equity	$ 527,158	$ 563,223	$ 516,531	$ 404,437	$ 323,989
Cash dividends per share of common stock	4.5¢	4.5¢	4.5¢	4.5¢	4.5¢

*Includes a pre-tax charge of $28.9 million ($17.5 million after-tax) recorded on the loss on the Specialty Restaurant
Group, LLC note receivable.

Item 7. Management's Discussion and Analysis

of Financial Condition and Results of Operations

Introduction and Overview

Ruby Tuesday, Inc. (“RTI,” the “Company,” “we” and/or “our”) owns and operates Ruby Tuesday® casual dining restaurants. We also franchise the Ruby Tuesday concept in selected domestic and international markets. As of fiscal year end, we owned and operated 629 Ruby Tuesday restaurants, located in 29 states and the District of Columbia. We also own 1% or 50% of the equity of each of 18 domestic franchisees, with the balance of the equity in these franchisees being owned by the various operators of the franchise businesses. As of year end, these franchisees, which we refer to as “franchise partnerships,” operated 168 restaurants. We have a contractual right to acquire, at predetermined valuation formulas, the remaining equity of any or all of the franchise partnerships. Our other franchisees, domestic and international, operated 83 restaurants. In total RTI’s franchisees operate restaurants in 22 states and Puerto Rico and 13 foreign countries.

Casual dining, the segment of the restaurant industry in which RTI operates, is intensely competitive with respect to prices, services, convenience, locations and the types and quality of food.  We compete with other food service operations, including locally-owned restaurants, and other national and regional restaurant chains that offer the same or similar types of services and products as we do.  Our industry is often affected by changes in consumer tastes, national, regional or local conditions, demographic trends, traffic patterns, and the types, numbers and locations of competing restaurants as well as overall marketing efforts.  There also is significant competition in the restaurant industry for management personnel and for attractive commercial real estate sites suitable for restaurants.

A key performance goal for us is to get more out of existing assets. To measure our progress towards that goal, we focus on measurements we believe are critical to our growth and progress including, but not limited to, the following:

•

Same-restaurant sales: a year-over-year comparison of sales volumes for restaurants that, in the current year, have been open at least 19 months in order to remove the impact of new openings in comparing the operations of existing restaurants; and

•

Average restaurant volumes: a per-restaurant calculated annual average sales amount, which helps us gauge the continued development of our brand. Generally speaking, growth in average restaurant volumes in excess of same-restaurant sales is an indication that newer restaurants are operating with sales levels in excess of the Company system average and conversely, when the growth in average restaurant volumes is less than that of same-restaurant sales, a general conclusion can be reached that newer restaurants are recording sales less than those of the existing system.

Our goal is to increase same-restaurant sales on average 3-5% per year and to increase average restaurant volumes by $100,000 per year towards our long-term goal of $2.5 million in sales per restaurant per year. We also have strategies to invest wisely in new restaurants as it relates to generating both higher sales as well as higher returns and to maintain the right capital structure to create value for our shareholders. Our historical performance in these areas is discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section.

Our fiscal year ends on the first Tuesday following May 30 and, as is the case once every five or six years, we have a 53 week year. Fiscal 2006 was a 53 week year. All other years discussed throughout this MD&A section contained 52 weeks. In fiscal 2006, the 53rd week added $24.5 million to restaurant sales and operating revenue and $0.04 to diluted earnings per share in our Consolidated Statement of Income. We remind you that, in order to best obtain an understanding of the significant factors that influenced our performance during the last three fiscal years, this MD&A section should be read in conjunction with the Consolidated Financial Statements and related Notes.

References to franchise system revenue contained in this section are presented solely for the purposes of enhancing the investor's understanding of the franchise system, including franchise partnerships and traditional domestic and international franchisees. Franchise system revenue is not included in, and is not, revenue of Ruby Tuesday, Inc. However, we believe that such information does provide the investor with a basis for better understanding of our revenue from franchising activities, which includes royalties, and, in certain cases, support service income and equity in earnings of unconsolidated franchises. Franchise system revenue contained in this section is based upon or derived from information which we obtain from our franchisees in our capacity as franchisor.

Ruby Tuesday Restaurants

The table below presents the number of Ruby Tuesday concept restaurants at each fiscal year end from fiscal 2002 through fiscal 2006:

Fiscal Year	Company-Owned	Franchise	Total
2006	629	251	880
2005	579	226	805
2004	484	252	736
2003	440	217	657
2002	397	199	596

During fiscal 2006, we

•	opened 56 Company-owned Ruby Tuesday restaurants, and
•	closed six restaurants.

During fiscal 2005, we

•	opened 57 Company-owned Ruby Tuesday restaurants,
•	acquired 44 Ruby Tuesday restaurants as part of the acquisitions of four franchise partnership entities, and
•	closed six restaurants.

Our franchisees entered into development agreements with us whereby they committed to open a specified number of Ruby Tuesday restaurants in their assigned territories over a specific period of time. Pursuant to development agreements, 32 Ruby Tuesday franchise restaurants (22 domestic and 10 international) were opened during fiscal 2006 and 27 Ruby Tuesday franchise restaurants (22 domestic and five international) were opened during fiscal 2005. RTI’s franchisees closed seven restaurants (six domestic and one international) in fiscal 2006. In addition to the 44 Ruby Tuesday restaurants sold to the Company in fiscal 2005, RTI’s franchisees closed nine restaurants (six domestic and three international) during fiscal 2005.

Restaurant Sales

Sales at Ruby Tuesday restaurants in fiscal 2006 grew 17.9% over fiscal 2005 for Company-owned restaurants and 8.6% for domestic and international franchise restaurants as explained below. The tables presented below reflect Ruby Tuesday concept sales for the last five years, and other revenue information for the last three years.

Ruby Tuesday Concept Sales (in millions):

Fiscal Year	Company-Owned (a)	Franchise (a, b)
2006	$1,290.5	$458.7
2005	1,094.5	422.5
2004	1,023.3	454.0
2003	898.4	387.6
2002	819.1	348.0
(a)	During fiscal 2005, 44 previously franchised Ruby Tuesday restaurants were acquired by the Company from franchisees.
(b)	Includes sales of all domestic and international franchised Ruby Tuesday restaurants.

Other Revenue Information:

	2006	2005	2004
Company restaurant sales (in thousands)	$1,290,509	$1,094,491	$1,023,342
Company restaurant sales growth-percentage	17.9%	7.0%	13.9%

Franchise revenue (in thousands) (a)	$15,731	$15,803	$18,017
Franchise revenue growth-percentage	(0.5)%	(12.3)%	17.4%

Total revenue (in thousands)	$1,306,240	$1,110,294	$1,041,359
Total revenue growth-percentage	17.6%	6.6%	14.0%

Company same-restaurant sales growth-percentage	1.4%	(7.1)%	2.3%

Company average restaurant volumes	$2.10 million	$2.06 million	$2.22 million
Company average restaurant volumes growth-percentage	2.0%	(7.2)%	2.8%

(a)

Franchise revenue includes royalty, license and development fees paid to us by our franchisees, exclusive of support service fees of $13.9 million, $15.2 million, and $17.9 million, in fiscal years 2006, 2005, and 2004, respectively, which are recorded as an offset to selling, general and administrative expenses. The decrease in franchise revenue in fiscal 2005 is due in part to the acquisition of 44 previously franchised Ruby Tuesday restaurants by the Company as noted above.

RTI’s increase in Company restaurant sales in fiscal 2006 is attributable to growth in the number of restaurants, coupled with an increase in same-restaurant sales and higher average restaurant volumes. Management attributes the increase in same-restaurant sales to a combination of factors, including a higher check average, driven by an improved menu with slightly higher pricing and better quality products, and a positive response to our media advertising which has continued to evolve favorably since its introduction in the prior fiscal year.

RTI’s increase in Company restaurant sales in fiscal 2005 is attributable to growth in the number of restaurants offset with a decrease in same-restaurant sales and lower average restaurant volumes. During the second quarter of fiscal 2005, a decision was made to move away from couponing as a means of driving trial and traffic towards media advertising. Coupon redemptions totaled $10.0 million in fiscal 2005 as compared to $22.3 million for fiscal 2004. While we believe that there were other operational and external factors which contributed to a poor same-restaurant sales performance for fiscal 2005, this decision is believed to be the key driver.

Franchise development and license fees received are recognized when we have substantially performed all material services and the restaurant has opened for business. Franchise royalties (generally 4% of monthly sales) are recognized as franchise revenue on the accrual basis. Franchise revenue decreased 0.5% to $15.7 million in fiscal 2006 and decreased 12.3% to $15.8 million in fiscal 2005. The decrease in fiscal 2006 is due in part to the acquisition of four franchise partnership entities in the prior fiscal year and temporarily reduced royalty rates for certain franchisees. Total franchise restaurant sales are shown in the table below.

	2006	2005	2004
Franchise restaurant sales (in thousands) (a)	$458,712	$422,505	$453,982
Franchise restaurant sales growth-percentage	8.6%	(6.9)%	17.1%
(a)	Includes sales of all domestic and international franchised Ruby Tuesday restaurants.

The 8.6% increase in fiscal 2006 franchise restaurant sales is due in part to the growth in restaurants in international and domestic markets and an increase in average restaurant volumes as a result of an increase in same-restaurant sales, partially offset by the acquisition of four franchise partnerships during the prior year.

RTI franchise sales decreased 6.9% in fiscal 2005. The decrease is due in part to the acquisition of the four franchise partnership entities discussed above and a decrease in average restaurant volumes resulting from lower same-restaurant sales for domestic franchise restaurants.

Operating Profits

The following table sets forth selected restaurant operating data as a percentage of revenue for the periods indicated. All information is derived from our Consolidated Financial Statements located in Item 8 of this Annual Report.

	2006	2005	2004
Restaurant sales and operating revenue	98.8%	98.6%	98.3%
Franchise revenue	1.2	1.4	1.7
Total revenue	100.0	100.0	100.0
Operating costs and expenses:
(As a percentage of restaurant sales and operating
revenue):
Cost of merchandise	26.5	26.0	25.7
Payroll and related costs	30.9	31.1	31.3
Other restaurant operating costs	17.9	17.3	16.5
Depreciation and amortization	5.5	6.1	5.6
(As a percentage of total revenue):
Selling, general and administrative, net of support
service fees	7.7	6.5	6.1
Equity in (earnings) of unconsolidated franchises	(0.1)	(0.2)	(0.6)
Interest expense, net	1.0	0.4	0.4
Total operating costs and expenses	88.4	86.0	83.6
Income before income taxes	11.6	14.0	16.4
Provision for income taxes	3.8	4.7	5.8
Net income	7.7%	9.2%	10.5%

Pre-tax Income

For fiscal 2006, pre-tax profit was $151.0 million or 11.6% of total revenue, as compared to $154.9 million or 14.0% of total revenue, for fiscal 2005. The decrease is primarily due to increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of cost of merchandise, other restaurant operating costs, advertising (contained within selling, general and administrative expenses), interest expense, net, and decreased income from our equity in earnings of unconsolidated franchises as discussed below. These higher costs were offset by increases in same-restaurant sales coupled with the growth in the number of restaurants and lower, as a percentage of restaurant sales and operating revenue, payroll and related costs and depreciation and amortization.

For fiscal 2005, pre-tax profit was $154.9 million or 14.0% of total revenue, as compared to $170.5 million or 16.4% of total revenue, for fiscal 2004. The decrease was primarily due to lower average restaurant volumes (driven by a decrease of 7.1% in same-restaurant sales at Company-owned restaurants), increased advertising costs and lower franchising revenue. In addition, the decrease was due to increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of cost of merchandise, other restaurant operating costs, depreciation and amortization, and decreased income from our equity in earnings of unconsolidated franchises as discussed below. These higher costs were offset by the growth in the number of restaurants and lower, as a percentage of restaurant sales and operating revenue, payroll and related costs.

Cost of Merchandise

Cost of merchandise, as a percentage of restaurant sales and operating revenue, increased 0.5% in fiscal 2006 primarily due to increased food costs as a result of burger enhancements such as wheat buns, whole leaf lettuce, apple-wood smoked bacon, higher quality pickles and tomatoes, and other product enhancements such as increased portion sizes, and an extended salad bar selection.

Cost of merchandise, as a percentage of restaurant sales and operating revenue, increased 0.3% in fiscal 2005 primarily due to an increase in portion sizes for certain items as well as a shift to a new product for items such as chicken breasts, chicken tenders and wings, ribs and mashed potatoes, and the addition of new menu items, such as stackers and coconut shrimp, in fiscal 2005. This increase was partially offset by a benefit gained by purchasing bulk produce versus local produce and by the impact of decreased coupon redemptions.

Payroll and Related Costs

Payroll and related costs decreased 0.2% as a percentage of restaurant sales and operating revenue in fiscal 2006 due to the leveraging of certain costs as part of the 1.4% same-restaurant sales growth, labor cost efficiencies resulting from the rollout of a Kitchen Display System (“KDS”), the implementation of additional management tools, and improved tracking of hourly employees which resulted in reduced overtime, offset by higher management labor resulting from salary increases given at the beginning of fiscal 2006 and minimum wage increases in several states in which the Company has restaurant operations.

For fiscal 2005, payroll and related costs decreased 0.2% as a percentage of restaurant sales and operating revenue, due to labor cost efficiencies resulting from improved tracking of hourly employees which allowed for more efficient staffing, and new product additions that further reduced preparation times. In addition, the decrease was attributed to reduced coupon redemptions in fiscal 2005, which were $12.3 million lower than the prior fiscal year and favorable health claims experience.

Other Restaurant Operating Costs

Other restaurant operating costs, as a percentage of restaurant sales and operating revenue, increased 0.6% in fiscal 2006 primarily due to higher utility costs, increased bad debt expenses associated with certain franchise notes receivable, higher closing expense due to a lease reserve established upon the closing of an unprofitable restaurant as part of market upgrading, and a $1.0 million gain recognized in the prior year from the sale of our 50% interest in RT Northern Illinois Franchise, LLC. (“RT Northern Illinois”). Partially offsetting this increase is the impact of higher same-restaurant sales without equivalent increases in other restaurant operating costs, many of which are somewhat fixed in nature.

For fiscal 2005, other restaurant operating costs, as a percentage of restaurant sales and operating revenue, increased 0.8% primarily due to higher utility costs, including electricity and natural gas, higher rent and lease-required expenses driven by lower average restaurant volumes coupled with the addition of the four franchise partnership entities during the year, higher closing expense due to a favorable lease adjustment in the prior fiscal year, and a loss recorded on our guarantee of the Northern California franchise’s revolving credit facility (see Note 2 to the Consolidated Financial Statements for more information). Additionally, the costs, many of which as noted above are somewhat fixed in nature, as a percentage of restaurant sales and operating revenue, increased due to the loss of leverage resulting from lower same-restaurant sales. These increases were partially offset by a $1.0 million gain resulting from the sale of our 50% interest in RT Northern Illinois to RT Midwest, a traditional franchise, during the second quarter of fiscal 2005.

Depreciation and Amortization

Depreciation and amortization, as a percentage of restaurant sales and operating revenue, decreased 0.6% in fiscal 2006 primarily due to higher average restaurant volumes and reduced depreciation for older leased restaurants as initial leasehold improvements became fully depreciated during the current fiscal year.

For fiscal 2005, depreciation and amortization, as a percentage of restaurant sales and operating revenue, increased 0.5% primarily due to lower average restaurant volumes, and accelerated depreciation on seven restaurants expected to be closed at the end of their lease terms. Two of the seven restaurants with accelerated depreciation closed during fiscal 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, as a percentage of total revenue, increased 1.2% in fiscal 2006. The increase is attributable to higher advertising expense as the Company began utilizing cable television advertising at the beginning of fiscal 2006 in addition to its previous network television advertising. In addition, the Company began sponsoring certain events as part of its overall marketing strategy during fiscal 2006. Advertising costs increased $20.7 million in fiscal 2006 to $45.6 million, net of franchise marketing reimbursements. Bonus expense was also higher in fiscal 2006 due to higher attainment of Company performance goals. These increases were partially offset by lower training payroll due to lower management turnover and efficiencies created by KDS, and lower supervisor labor due to leveraging of higher sales volumes.

For fiscal 2005, selling, general and administrative expenses, as a percentage of total revenue, increased 0.4%. The increase was attributable to higher advertising expenditures as we transitioned towards television advertising as our primary form of marketing with less emphasis on the use of coupons (which are recorded as a reduction of restaurant revenues) and a reduction in franchise support service fee income due to the purchase of four franchise partnership entities during the current year and lower same-restaurant sales for the franchise partnerships, offset by a decrease in bonus expense to adjust for lower bonuses. The transition towards television advertising began during the second quarter of fiscal 2005. Advertising costs increased $13.1 million in fiscal 2005 to $24.9 million, net of franchise marketing reimbursements.

Equity in Earnings of Unconsolidated Franchises

For fiscal 2006, our equity in the earnings of unconsolidated franchisees decreased to $0.9 million from $2.7 million in fiscal 2005, primarily due to the addition of advertising costs as the domestic franchise system began participating in our national media advertising program, which began including national cable covering the entire country at the beginning of this fiscal year, higher interest expense due to increased debt associated with new restaurant openings and higher interest rates on variable debt, higher utility costs, coupled with the acquisition of a prior 50%-owned franchise partnership in the second quarter of fiscal 2005.

For fiscal 2005, our equity in the earnings of unconsolidated franchises decreased to $2.7 million from $5.9 million in fiscal 2004, due to the acquisition of our Tampa franchise, which had been a 50%-owned franchise, coupled with the sale of our 50% ownership interest in RT Northern Illinois and lower same-restaurant sales for certain of our 50%-owned franchise partnerships during the year.

Net Interest Expense

Net interest expense increased $8.4 million in fiscal 2006 primarily due to higher debt outstanding resulting from the Company acquiring 7.8 million shares of its stock during the year under our on-going share repurchase program. In addition, the increase is attributable to higher interest rates on variable rate debt and the acquisition of franchise entities during the prior fiscal year, which resulted in more interest expense due to additional higher rate debt and less interest income from domestic franchises.

For fiscal 2005, net interest expense increased $0.6 million primarily due to lower interest income on the franchise partnership notes receivable due to the acquisition of franchise entities during the year coupled with collections on the notes remaining.

Provision for Income Taxes

Our effective tax rate for fiscal 2006 was 33.1%, down from 34.0% in fiscal 2005. The change in the effective rate was primarily due to higher tax credits coupled with lower pre-tax income, which resulted in our already increased tax credits having a greater impact on the overall tax rate. Our effective tax rate for fiscal 2005 was 34.0%, down from 35.6% in fiscal 2004, primarily for the same reasons.

Liquidity and Capital Resources

RTI’s cash from operations and excess borrowing capacity allow us to pursue our growth strategies and targeted capital structure. Accordingly, we have established certain well-defined priorities for our operating cash flow:

•	Invest wisely in new restaurants and maintain our commitment to high-return, low-risk growth to increase profitability;
•	Continue to make investments in our team members and our existing assets in order to provide superior guest and team satisfaction; and
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

	2006	2005	2004
Net cash provided by operating activities	$191,697	$184,534	$219,993
Net cash used by investing activities	(169,745)	(169,470)	(158,016)
Net cash used by financing activities	(19,374)	(14,762)	(51,154)

Net increase in cash and short-term investments	$2,578	$302	$10,823

We require capital principally for new restaurant construction, investments in technology, equipment, remodeling of existing restaurants, and on occasion for acquisitions of franchisees. We also require capital to pay dividends to our common stockholders and to repurchase our common stock.

Property and equipment expenditures purchased with internally generated cash flows for fiscal 2006, 2005, and 2004 were $171.6 million, $162.4 million, and $151.5 million, respectively. In addition during fiscal 2005, we spent $8.2 million, plus assumed debt, to acquire, directly and through our subsidiaries, the remaining member or limited partnership interests of four franchise partnerships, RT New York, the upstate New York (Buffalo area) franchisee, RT Tampa, RT Northern California, and RT Michiana, the southwest Michigan and northern Indiana franchisee. These acquisitions added 44 restaurants to the Company. Shortly after the end of fiscal 2006, we acquired the remaining partnership interests of RT Orlando. Further acquisitions, particularly from franchisees in the eastern United States, may occur either during fiscal 2007 or thereafter.

Capital expenditures for fiscal 2007 are budgeted to be approximately $145.0 to $155.0 million based on our expectation that we will open approximately 45 to 50 Company-owned restaurants in fiscal 2007. Also included are budgeted amounts for ongoing refurbishment and capital replacement for existing restaurants and the enhancement of information systems. We intend to fund capital expenditures for Company-owned restaurants with cash provided by operations. We will spend $3.0 million, plus assumed debt, as discussed above to acquire the Orlando franchisee, which had been a franchise partnership. See “Special Note Regarding Forward-Looking Information” below.

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

At June 6, 2006, we had borrowings of $212.8 million outstanding under the Credit Facility with an associated floating rate of 6.02%. After consideration of letters of credit outstanding, the Company had $69.1 million available under the Credit Facility as of June 6, 2006. At May 31, 2005, we had borrowings of $72.1 million outstanding under the Credit Facility with an associated floating rate of 3.84%.

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

During fiscal 2007, we expect to fund operations, capital expansion, any repurchase of common stock or purchase of franchise partnership equity, and the payment of dividends from operating cash flows, our Credit Facility, and operating leases. See “Special Note Regarding Forward-Looking Information” below.

Share Repurchases

From time to time our Board of Directors has authorized the repurchase of shares of our common stock as a means to return excess capital to our shareholders. The timing, price, quantity and manner of the purchases can be made at the discretion of management, depending upon market conditions. During fiscal 2006 we repurchased 7.8 million shares at an average price of $24.16 per share. Current year repurchases completed authorizations made in April 1999 and March 2005. In January 2006, the Board of Directors authorized the repurchase of 6.7 million shares. During the remainder of fiscal 2006, 1.5 million of those shares were repurchased, leaving 5.2 million available for repurchase during fiscal 2007 and beyond.

Significant Contractual Obligations and Commercial Commitments

Long-term financial obligations were as follows as of June 6, 2006 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Notes payable and other long-term debt, including
current maturities (a)	$ 14,300	$ 1,461	$ 2,561	$ 2,621	$ 7,657
Revolving credit facility (a)	212,800			212,800
Unsecured senior notes (Series A and B) (a)	150,000			85,000	65,000
Operating leases, net
of sublease payments (b)	294,124	32,415	58,687	46,284	156,738
Purchase obligations (c)	175,725	81,914	45,748	42,831	5,232
Pension obligations (d)	31,571	3,786	7,605	8,253	11,927
Total	$ 878,520	$ 119,576	$ 114,601	$ 397,789	$ 246,554

(a)	See Note 4 to the Consolidated Financial Statements for more information.
(b)	See Note 5 to the Consolidated Financial Statements for more information.
(c)	The amounts for purchase obligations include commitments for food items and supplies, construction projects, and other miscellaneous commitments.
(d)	See Note 7 to the Consolidated Financial Statements for more information.

For purposes of calculating total debt to capital, we include as debt all of the above on-balance sheet debt, plus the present value of operating leases, letters of credit, and franchisee loan guarantees.

Commercial Commitments (in thousands):

	Total at
	June 6, 2006
Letters of credit	$ 18,319	(a)
Franchisee loan guarantees	36,445	(a)
Divestiture guarantees	8,922
	$63,686
(a)

Includes a $6.8 million letter of credit which secures franchisees’ borrowings for construction of restaurants being financed under a franchise loan facility. The franchise loan guarantee of $36.4 million also shown in the table excludes the guarantee of $6.8 million for construction to date on the restaurants being financed under the facility.

See Note 9 to the Consolidated Financial Statements for more information.

Our working capital deficiency and current ratio as of June 6, 2006 were $29.7 million and 0.7:1, respectively. As is common in the restaurant industry, we carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset) and receivable and inventory levels are generally not significant.

Off-Balance Sheet Arrangements

Since 1998, our franchise partnerships have been offered a credit facility for which we provide a partial guarantee. The current credit facility, which has been negotiated with various lenders, is a $48.0 million credit facility to assist franchise partnerships with working capital and operational cash flow requirements. As discussed in Note 9 to the Consolidated Financial Statements, on November 19, 2004 we amended and restated this credit facility with various lenders. As sponsor of the credit facility, we serve as partial guarantor of the draws made on this revolving line of credit. The credit facility expires on October 5, 2006 and allows for 12-month individual franchise partnership loan commitments. If desired, RTI can increase the amount of the facility by up to $25 million (to a total of $73 million) or, reduce the amount of the facility. The amount guaranteed under this program totaled $35.4 million as of June 6, 2006.

Prior to July 1, 2004, RTI also had an arrangement with a different third party lender whereby we could choose, in our sole discretion, to partially guarantee specific loans for new franchisee restaurant development (the “Cancelled Facility”). On July 1, 2004, RTI terminated the Cancelled Facility and notified this third party lender that it would no longer enter into additional guarantee arrangements. RTI will honor the partial guarantees of the three loans to franchise partnerships that were in existence as of the termination of the Credit Facility. Should payments be required under the Cancelled Facility, RTI has certain rights to acquire the operating restaurants after the third party debt is paid. This program had remaining outstanding guarantees of $1.0 million at June 6, 2006.

Also in July 2004, RTI entered into a new program, similar to the Cancelled Facility, with a different third party lender (the “Franchise Development Facility”). Under the Franchise Development Facility, the Company’s potential guarantee liability is reduced, and the program includes better terms and lower rates for the franchise partnerships as compared to the Cancelled Facility. RTI has a guarantee of $6.8 million outstanding under this program as of June 6, 2006.

As consideration for providing these guarantees, we received $1.0 million in fiscal 2006.

As further discussed in Note 9 to the Consolidated Financial Statements and noted below, RTI has certain divestiture guarantees with Morrison Fresh Cooking, Inc. (“MFC”) and Morrison Health Care, Inc. (“MHC”) which arose in 1996 in connection with the distribution of MFC (subsequently acquired by Piccadilly Cafeterias, Inc., or “Piccadilly”) and MHC (subsequently acquired by Compass Group, PLC, or “Compass”) businesses. Contingent liabilities resulting from these guarantees include payments due to MFC and MHC employees retiring under two non-qualified defined benefit plans which existed at the time of the distribution (the “Non-Qualified Pension Plans”), or corresponding replacement plans established by MFC and MHC at the time of distribution, for their proportionate share of any accrued benefit that may have been earned under the Non-Qualified Pension Plans as of the distribution date and for payments due on six named workers’ compensation claims. Additionally, as a sponsor of the Morrison Restaurants Inc. Retirement Plan (the “Retirement Plan”), we, along with MFC and MHC, can be held responsible for benefits due to all of the Retirement Plan’s participants. As a result of the Piccadilly bankruptcy discussed herein, the amounts we expect to pay represent 50% of the total amounts due as we expect to share liabilities equally with MHC, which is also contingently liable.

During fiscal 2004, we recorded a liability of $4.2 million for the retirement plans’ collective divestiture guarantees for which MFC was originally responsible under the divestiture guarantee agreements, comprised of $1.8 million related to the Retirement Plan (the qualified plan) and $2.4 million (in the aggregate) attributable to the Management Retirement Plan and the Executive Supplemental Pension Plan previously maintained by MFC (the two nonqualified plans). These amounts were determined in consultation with the plans’ actuary, and assumed no recovery from the bankruptcy proceeding. As of June 6, 2006, we have received two partial settlements of the Piccadilly bankruptcy, $1.0 million in December 2004 and $0.3 million in December 2005. We hope to recover further amounts upon final settlement of the bankruptcy, which is expected in fiscal 2007. The actual amount we may be ultimately required to pay could be lower if there is any further recovery in the bankruptcy proceeding, or could be higher if more valid participants are identified or if actuarial assumptions are ultimately proven inaccurate. See “Special Note Regarding Forward-Looking Information” below.

Our contingent liability relative to MHC is estimated to be $8.7 million at June 6, 2006, and includes MHC’s 50% share of the Piccadilly employee benefit plan liability, along with the amounts for which we would be liable relative to the employees of MHC. We currently do not anticipate having to pay any amounts on behalf of MHC due to our perception of MHC’s financial strength and accordingly no amounts have been recorded relative to our MHC contingent liability.

We have an employment agreement with Samuel E. Beall, III, whereby he has agreed to serve as Chief Executive Officer of the Company until June 18, 2010. In accordance with the agreement, Mr. Beall is compensated at a base salary (adjusted annually based on various Company or market factors) and is entitled to an annual bonus opportunity and a long-term incentive compensation program, which currently includes stock option grants and life insurance coverage. The employment agreement also provides for certain severance payments to be made in the event of a termination other than for cause, or a change in control, the circumstances of which are defined in the agreement. As of June 6, 2006, the total of the potential liability for severance payments with regard to the employment agreement was approximately $10.6 million.

Pension Plans Funded Status

RTI is a sponsor of the Retirement Plan along with MHC, which was “spun-off” as a result of Morrison Restaurant Inc.’s (“Morrison”) fiscal 1996 “spin-off” transaction. MFC, which also had been spun-off, was a sponsor of the Retirement Plan prior to Piccadilly’s 2003 bankruptcy, discussed below. The Retirement Plan was established to provide retirement benefits to qualifying employees of Morrison. Under the Retirement Plan, participants are entitled to receive benefits based upon salary and length of service. The Retirement Plan was amended as of December 31, 1987, so that no additional benefits will accrue and no new participants will enter the Retirement Plan after that date.

As discussed in more detail in Note 9 to the Consolidated Financial Statements, Piccadilly announced on October 29, 2003 that it had filed for Chapter 11 protection under the United States Bankruptcy Code. On March 16, 2004, Piccadilly’s assets and ongoing business operations were sold to a third party for $80 million. On March 10, 2004, RTI filed a claim against Piccadilly as part of the bankruptcy proceedings in the amount of approximately $6.2 million. Subsequently, the Company entered into a settlement agreement under which RTI agreed to accept a $5.0 million unsecured claim in exchange for the agreement of the creditors’ committee to allow such claims. The settlement was approved by the bankruptcy court on October 21, 2004.

In partial settlement of the Piccadilly bankruptcy, RTI received $1.0 million in December 2004 and $0.3 million in December 2005. The Company hopes to recover a further amount upon final settlement of the bankruptcy. No further recovery has been recorded in our Consolidated Financial Statements.

The Retirement Plan’s original three sponsors had agreed to voluntarily contribute such amounts as are necessary to provide assets sufficient to meet benefits to be paid to participants. Piccadilly, however, has not contributed to the Retirement Plan subsequent to its bankruptcy filing. Amounts payable to the Retirement Plan by Piccadilly since that date have been split equally between RTI and Compass. Because we have integrated the Piccadilly census data into our own, we no longer track the liability for MFC Retirement Plan benefits separately from the liability due RTI participants. Our total contributions to the Retirement Plan approximated $0.7 million, $2.0 million, and $1.9 million in fiscal 2006, 2005, and 2004, respectively. RTI contributions to the Retirement Plan for fiscal 2007 are projected to be $2.2 million. To the best of our knowledge, Compass has made all required contributions.

Subsequent to the end of fiscal 2006, the assets and obligations attributable to MHC participants, as well as former MFC participants who were allocated to Compass following Piccadilly’s bankruptcy, were spun out of the Retirement Plan and into a separate plan maintained by Compass. Following the spin-off, RTI became the sole sponsor of the Retirement Plan.

RTI also sponsors two additional pension plans, the Executive Supplemental Pension Plan and the Management Retirement Plan. Although these plans are legally considered to be unfunded, the Company does provide a source for the payment of benefits under these two plans in the form of Company-owned life insurance policies. The cash value of these policies was $24.6 million at June 6, 2006. The Management Retirement Plan was amended effective June 1, 2001 such that no additional benefits would accrue and no new participants may enter the plan after that date. MFC established successor pension plans at the time of its spin-off from RTI (March 1996) for the benefit of eligible RTI employees whose employment was being transferred to MFC. As with the Retirement Plan, the ultimate amount of liability which RTI will absorb relative to Piccadilly’s two nonqualified pension plans will not be known until the completion of Piccadilly’s bankruptcy proceedings. We expect to have some liability to the MFC employees who had an accrued benefit under the RTI unfunded pension plans at the time of the spin-off. Based on estimates prepared with the assistance of our independent actuaries, we have recorded a liability of $1.4 million on behalf of MFC participants relative to these two plans. As with the Retirement Plan, the extent of any recovery in the bankruptcy proceeding is unknown at this time.

As of our March 31, 2006 measurement date, RTI pension plans, including amounts recorded by RTI for liabilities assumed for former MFC employees, had a total projected benefit obligation (“PBO”) of $37.1 million, and an accumulated benefit obligation (“ABO”) of $35.8 million. The combined fair value of plan assets as of the end of fiscal 2006, including the Company-owned life insurance policies and a contribution of $0.2 million made to the Retirement Plan after the measurement date but before June 6, 2006, was approximately $32.4 million. As a result of the underfunded status of the three plans relative to the combined PBO, we have recorded a $7.2 million reduction to shareholders’ equity (net of tax of $4.8 million) as of June 6, 2006.

The PBO and ABO reflect the actuarial present value of all benefits earned to date by employees. The PBO incorporates assumptions as to future compensation levels while the ABO reflects only current compensation levels. Due to the relatively long time period over which benefits earned to date are expected to be paid, our PBO and ABO are highly sensitive to changes in discount rates. We measured our PBO and ABO using a discount rate of 6.00% at March 31, 2006 and 5.75% at March 31, 2005.

We believe our assumption of the expected rate of return on plan assets to be appropriate given the composition of plan assets and historical market returns thereon. We will continue to use the 8.0% expected rate of return on plan assets assumption for the determination of pension expense in fiscal 2007.

Assuming no further recoveries from the Piccadilly bankruptcy, we expect pension expense to decrease by $0.3 million in fiscal 2007. We do not believe that the underfunded status of the three RTI pension plans will materially affect our financial position or cash flows in fiscal 2007 or in future years. Given current funding levels and discount rates, we anticipate making contributions to more fully fund the pension plans over the course of the next five to ten years. We believe our cash flows from operating activities will be sufficient to allow us to make necessary contributions to the three plans. We have included known and expected increases in our pension expense as well as future expected plan contributions in our annual budgets and outlook. See “Special Note Regarding Forward-Looking Information” below.

Dividends

During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to RTI's shareholders. This policy has historically called for payment of semi-annual dividends of 2.25¢ per share. In accordance with this policy, we paid dividends of $2.7 million in fiscal 2006. Because we are committed to returning an increasing amount of our excess capital to our shareholders and anticipate having sufficient free cash flow, beginning with fiscal 2007, we plan to increase our semi-annual dividend from $0.0225 to $0.25 per share. Our first $0.25 dividend was declared by our Board of Directors on July 11, 2006, payable August 8, 2006, to shareholders of record on July 24, 2006. The payment of a dividend in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future. Additionally, our credit facilities contain certain limitations on the payment of dividends. See "Special Note Regarding Forward-Looking Information" below.

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

If a restaurant that has been open for at least five quarters shows negative cash flow results, we prepare a plan to reverse the negative performance. Under our policies, recurring or projected annual negative cash flow signals a potential impairment. Both qualitative and quantitative information are considered when evaluating for potential impairments. In part due to the decision to transition marketing efforts from coupons to television and other similar forms of advertising, quarterly same-restaurant sales for Company-owned Ruby Tuesday restaurants were negative for the five consecutive quarters immediately preceding the second quarter of the current fiscal year. Since that time, same-restaurant sales were positive 1.9%, 4.7%, and 2.9% in the second, third, and fourth quarters of fiscal 2006, respectively.

At June 6, 2006 we had 10 restaurants that have been open more than five quarters with rolling 12 month negative cash flows.  Of these 10 restaurants, only five have consistently had an annual negative cash flow amount in excess of $50,000.  We recorded impairments on two of these five restaurants during fiscal 2005 and fiscal 2006.  The other three restaurants are currently engaged in programs to improve operations, sales and profits. Each of these three restaurants has shown cash flow improvement in each quarter of the current fiscal year. We reviewed the plans to improve cash flows at each of the other five restaurants that have been open more than five quarters with negative cash flows for the 12 months ended June 6, 2006 and concluded that no impairment existed at three of these restaurants. The other two restaurants had previously been impaired. The combined 12-month cash flow loss at the six negative cash flow restaurants for which no impairment had previously been recorded was approximately $0.1 million.  Should sales at these six and other restaurants not improve within a reasonable period of time, further impairment charges are possible.  Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs, salvage value, and sublease income. Accordingly, actual results could vary significantly from our estimates.

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

At June 6, 2006 the allowance for doubtful notes was $5.6 million. Included in the allowance for doubtful notes is $4.8 million allocated to the $20.4 million of debt due from eight franchisees that have either reported coverage ratios below the required levels with certain of their third party debt, or reported ratios above the required levels but for an insufficient amount of time. With the exception of amounts borrowed under the $48 million credit facility for franchise partnerships (see Note 9 to the Consolidated Financial Statements for more information), the third party debt referred to above is not guaranteed by RTI.  The Company believes that payments are being made by these franchisees in accordance with the terms of these debts.

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

Lease Obligations

The Company leases a significant number of its restaurant properties. At the inception of the lease, each property is evaluated to determine whether the lease will be accounted for as an operating or capital lease. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty.

Our lease term used for straight-line rent expense is calculated from the date we take possession of the leased premises through the lease termination date. There is potential for variability in our “rent holiday” period which begins on the possession date and ends on the restaurant open date. Factors that may affect the length of the rent holiday period generally relate to construction related delays. Extension of the rent holiday period due to delays in restaurant opening will result in greater preopening rent expense recognized during the rent holiday period.

For leases that contain rent escalations, we record the total rent payable during the lease term, as determined above, on the straight-line basis over the term of the lease (including the “rent holiday” period beginning upon possession of the premises), and records the difference between the minimum rents paid and the straight-line rent as lease obligation.

Certain leases contain provisions that require additional rental payments, called "contingent rents", when the associated restaurants' sales volumes exceed agreed upon levels. We recognize contingent rental expense (in annual as well as interim periods) prior to the achievement of the specified target that triggers the contingent rental expense, provided that achievement of that target is considered probable.

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

Income Tax Valuation Allowances and Tax Accruals

We record deferred tax assets for various items. As of June 6, 2006, we have concluded that it is more likely than not that the future tax deductions attributable to our deferred tax assets will be realized and therefore no valuation allowance has been recorded.

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

Recently Issued Accounting Standards

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

The Statement is effective for public companies at the beginning of the first fiscal year beginning after June 15, 2005 (fiscal 2007 for RTI).   As of the effective date, RTI will apply the Statement using a modified version of prospective application.  Under that transition method, compensation cost is recognized for (1) all awards granted after the required effective date and for awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for either recognition or pro forma disclosures under FAS 123.  FAS 123R also requires the benefit of tax deductions in excess of recognized compensation costs to be reported as financing cash flow, rather than an operating cash flow as required under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules.

The amount of compensation expense associated with stock options anticipated to be unvested as of the date of required adoption is $20.0 million.  Of this amount $10.6 million is expected to be recognized in fiscal 2007.  The remainder will be recognized between fiscal 2008 and fiscal 2010.

The impact of this Statement on RTI in fiscal 2007 and beyond will depend upon various factors, including, but not limited to, our future compensation strategy.  In fiscal 2005, the Company restructured its compensation programs to limit eligibility as to which team members can receive share-based compensation. We may further modify grants in fiscal 2007 and forward to include performance or market conditions and/or shift a portion of the share-based compensation to cash-based incentive compensation.  Assuming option grants in fiscal 2007 are similar to those in fiscal 2006, the Company estimates that the total impact of FAS 123(R) in fiscal 2007 will be between $0.11 and $0.12 per share on a fully diluted basis. The pro forma compensation costs presented in the table shown in Note 1 to our Consolidated Financial Statements and in our prior filings have been calculated using a Black-Scholes option pricing model, which is the model we plan to use upon adoption of FAS 123(R).

In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements (“FAS 154”). FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income in the period of the change. FAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of FAS 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

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

In March 2006, the FASB Emerging Issues Task Force issued Issue 06-3 (“EITF 06-3”), How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. A consensus was reached that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The guidance is effective for periods beginning after December 15, 2006. We present Company sales net of sales taxes and therefore do not expect any changes as a result of EITF 06-3.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (fiscal 2008 for RTI), with early adoption permitted. We are currently evaluating whether the adoption of FIN 48 will have a material effect on our consolidated financial position, results of operations or cash flows.

Known Events, Uncertainties and Trends

Financial Strategy and Stock Repurchase Plan

Our financial strategy is to utilize a prudent amount of debt, including operating leases, letters of credit, and any guarantees, to minimize the weighted average cost of capital while allowing financial flexibility and maintaining the equivalent of an investment-grade bond rating. This strategy periodically allows us to repurchase RTI common stock. During the year ended June 6, 2006, we repurchased 7.8 million shares of RTI common stock for a total purchase price of $189.4 million. The total number of remaining shares authorized to be repurchased, as of June 6, 2006, is approximately 5.2 million. This amount reflects a 6.7 million share authorization approved by our Board of Directors on January 5, 2006. To the extent not funded with cash from operating activities and proceeds from stock option exercises, additional repurchases, if any, may be funded by borrowings on the Credit Facility.

Franchising and Development Agreements

Our agreements with franchise partnerships allow us to purchase an additional 49% equity interest for a specified price. We have chosen to exercise that option in situations in which we expect to earn a return similar to or better than that which we expect when we invest in new restaurants. During fiscal 2006 and fiscal 2005, we did not exercise our right to acquire an additional 49% equity interest in any franchise partnerships. We currently have a 1% ownership in seven of our 18 franchise partnerships which collectively operated 47 Ruby Tuesday restaurants at June 6, 2006.

Those same agreements with the franchise partnerships allow us to purchase all remaining equity interests beyond the 1% or 50% we already own, for an amount to be calculated based upon a predetermined valuation formula. On July 12, 2006, we acquired the remaining 50% partnership interests of RT Orlando bringing our equity interest in that franchise to 100%. At the time of acquisition RT Orlando operated 17 Ruby Tuesday restaurants.

We expect to sell two existing operating restaurants, and lease a third, to an existing 50%-owned franchise partnership early in fiscal 2007.

We may choose to sell existing restaurants or exercise our rights to acquire an additional equity interest in franchise partnerships in fiscal 2007 and beyond. See "Special Note Regarding Forward-Looking Information" below.

Fiscal Year

RTI’s fiscal 2007 will contain 52 weeks and end on June 5, 2007. Fiscal year 2006 contained 53 weeks, while fiscal years 2004 and 2005 each contained 52 weeks.

Impact of Inflation

The impact of inflation on the cost of food, labor, supplies, utilities, real estate and construction costs could adversely impact our operating results. Historically, we have been able to recover inflationary cost increases through increased menu prices coupled with more efficient purchasing practices and productivity improvements. Competitive pressures may limit our ability to completely recover such cost increases. Historically, the effect of inflation has not significantly impacted our net income.

Management's Outlook

We continue to strategically position the Company for growth through the continuing emphasis on our Ruby Tuesday brand and our franchise programs. Our mission can best be described as “Quality. Passion. Pride.” By remaining intently focused on delivering products representing uncompromising quality and freshness, and empowering our teams with a passion to take great care of our guests and pride in their work and our company, we believe we will be able to accomplish our mission. Our strategies to drive future value are to: (1) get more out of existing assets, (2) invest wisely in new restaurants, and (3) maintain the right capital structure to create value for our shareholders. We believe that these strategies support our goal to grow EPS in the 12.5% to 15% range per year long term, while providing for our commitment to return excess capital to our shareholders. As part of that commitment, we plan to increase our semi-annual dividend from $0.0225 cents per share to $0.25 per share beginning with Fiscal 2007. As previously discussed, the first such dividend was declared by our Board of Directors on July 11, 2006.

Our goals are to increase same-restaurant sales on average 3-5% per year and increase average unit volumes by $100,000 per year. Our current sales strategies designed to help us attain those goals are to: (1) enhance our salad bar display with new lettuce choices and more fresh offerings of vegetables and salads, (2) increase our focus on uncompromising freshness and quality through new and/or improved menu offerings, (3) increase off-premise sales through continued emphasis on the existing take-out business and rolling out a new catering program, and (4) upgrading our quality beverage program through fresher, higher quality ingredients, recipes, glassware, training, designated bar managers and technology. Despite these programs, we don't anticipate achieving our same-restaurant sales growth goal in fiscal 2007 due to reductions in consumer spending in our current economy. We believe the above-mentioned programs will help mitigate any negative impact of this economic downturm and ultimately help us achieve our same-restaurant sales goals.

In the franchising area, as part of our longer-term plan to increase our Company-owned growth in the eastern United States, we anticipate continuing to explore the benefits of acquiring some of our franchisees in that area as well as selected additional areas. As previously mentioned, we bought the remaining 50% membership interests of RT Orlando early in Fiscal 2007. We continue to look for potential new, primarily traditional, franchisees in targeted areas in the United States and around the world. As RTI’s franchise system continues to shift towards traditional franchise arrangements, we expect that the level of financial support to be provided through programs such as the $48.0 million franchise partner credit facility will be reduced. See "Special Note Regarding Forward-Looking Information" below.

Special Note Regarding Forward-Looking Information

The foregoing section contains various “forward-looking statements,” which represent the Company’s expectations or beliefs concerning future events, including one or more of the following:  future financial performance and restaurant growth (both Company-owned and franchised), future capital expenditures, future borrowings and repayment of debt, payment of dividends, stock repurchase, and restaurant and franchise acquisitions. The Company cautions the reader that a number of important factors and uncertainties could, individually or in the aggregate, cause actual results to differ materially from those included in the forward-looking statements, including, without limitation, the following: changes in promotional, couponing and advertising strategies; guests’ acceptance of changes in menu items; changes in our guests’ disposable income; consumer spending trends and habits; mall-traffic trends; increased competition in the restaurant market; weather conditions in the regions in which Company-owned and franchised restaurants are operated; guests’ acceptance of the Company’s development prototypes; laws and regulations affecting labor and employee benefit costs; costs and availability of food and beverage inventory; the Company’s ability to attract qualified managers, franchisees and team members; changes in the availability and cost of capital; impact of adoption of new accounting standards; effects of actual or threatened future terrorist attacks in the United States; significant fluctuations in energy prices; and general economic conditions.

Item 7A. Quantitative and Qualitative

Disclosure About Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices.  The interest rate charged on our Credit Facility can vary based on the interest rate option we choose to utilize.  Our options for the rate are the Base Rate or LIBO Rate plus an applicable margin.  The Base Rate is defined to be the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.5%.  The applicable margin for the LIBO Rate-based option is a percentage ranging from 0.625% to 1.25%.  As of June 6, 2006, the total amount of outstanding debt subject to interest rate fluctuations was $217.4 million.  A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of $2.2 million per year, assuming a consistent capital structure.

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

Item 8. Financial Statements and Supplementary Data

Ruby Tuesday, Inc. and Subsidiaries

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Financial Statements
Consolidated Statements of Income
(In thousands, except per-share data)

	For the Fiscal Year Ended
	June 6,	May 31,	June 1,
	2006	2005	2004

Revenue:
Restaurant sales and operating revenue	$ 1,290,509	$ 1,094,491	$ 1,023,342
Franchise revenue	15,731	15,803	18,017
	1,306,240	1,110,294	1,041,359

Operating costs and expenses:
Cost of merchandise	342,604	284,424	263,033
Payroll and related costs	398,636	340,895	320,413
Other restaurant operating costs	230,887	189,181	168,471
Depreciation and amortization.	71,056	66,746	57,791
Selling, general and administrative, net of support service
fee income totaling $13,918 in 2006, $15,190 in 2005
and $17,876 in 2004	100,340	72,489	63,292
Equity in (earnings) of unconsolidated franchises	(948)	(2,729)	(5,913)
Interest expense, net of interest income totaling
$3,102 in 2006, $3,843 in 2005 and $4,384 in 2004	12,707	4,342	3,726
	1,155,282	955,348	870,813

Income before income taxes	150,958	154,946	170,546
Provision for income taxes	49,981	52,648	60,699

Net income	$ 100,977	$ 102,298	$ 109,847

Earnings per share:
Basic	$ 1.67	$ 1.59	$ 1.68
Diluted	$ 1.65	$ 1.56	$ 1.64

Weighted average shares:
Basic	60,512	64,538	65,510
Diluted	61,307	65,524	67,076

The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per-share data)

	June 6, 2006	May 31, 2005
Assets:
Current assets:
Cash and short-term investments	$ 22,365	$ 19,787
Accounts and notes receivable, net	12,020	8,140
Inventories:
Merchandise	10,127	10,189
China, silver and supplies	7,301	6,799
Income tax receivable	374
Deferred income taxes	2,343	2,490
Prepaid rent and other expenses	10,977	10,180
Assets held for sale	12,833	5,342
Total current assets	78,340	62,927

Property and equipment, net	984,127	901,142
Goodwill	17,017	17,017
Notes receivable, net	21,009	24,589
Other assets	71,075	68,392
Total assets	$ 1,171,568	$ 1,074,067

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$ 39,614	$ 46,589
Accrued liabilities:
Taxes, other than income taxes	19,987	14,461
Payroll and related costs	15,739	11,826
Insurance	6,202	6,335
Deferred revenue – gift cards/gift certificates	6,537	3,791
Rent and other	18,458	14,871
Current maturities of long-term debt, including capital leases	1,461	2,326
Income tax payable		169
Total current liabilities	107,998	100,368

Long-term debt and capital leases, less current maturities	375,639	247,222
Deferred income taxes	49,727	50,825
Deferred escalating minimum rent	37,535	37,471
Other deferred liabilities	73,511	74,958
Total liabilities	644,410	510,844

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, $0.01 par value; (authorized: 100,000 shares;
issued: 2006 – 58,191 shares, 2005 – 63,687 shares)	582	637
Capital in excess of par value	7,012	1,509
Retained earnings	527,672	569,815
	535,266	571,961
Deferred compensation liability payable in Company stock	4,428	5,103
Unearned compensation	(871)
Company stock held by Deferred Compensation Plan	(4,428)	(5,103)
Accumulated other comprehensive loss	(7,237)	(8,738)
	527,158	563,223
Total liabilities and shareholders' equity	$ 1,171,568	$ 1,074,067

The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

and Comprehensive Income

(In thousands, except per-share data)

							Company Stock Held		Accumulated
	Common Stock		Capital In		Deferred		by the Deferred		Other	Total
	Issued		Excess of	Retained	Compensation	Unearned	Compensation Plan		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Liability	Compensation	Shares	Amount	Loss	Equity

Balance, June 3, 2003	64,404	$644	$10,456	$401,419	$5,000	$-	(569)	$(5,000)	$(8,082)	$404,437
Net income				109,847						109,847
Minimum pension
liability adjustment,
net of taxes of $1,035									(1,440)	(1,440)
Unrealized losses on derivatives:
Change in year-to-date
market value, net of
taxes of $1									20	20
Losses reclassified into
the Consolidated
Statement of Income,
net of taxes of $395									600	600
Comprehensive income										109,027
Shares issued under stock
bonus and stock option plans	2,340	23	42,650							42,673
Cash dividends of 4.5¢
per common share				(2,943)						(2,943)
Stock repurchases	(1,195)	(12)	(36,651)							(36,663)
Changes in Deferred
Compensation Plan					(179)		37	179		0
Balance, June 1, 2004	65,549	655	16,455	508,323	4,821	-	(532)	(4,821)	(8,902)	516,531
Net income				102,298						102,298
Minimum pension
liability adjustment,
net of taxes of $108									164	164
Comprehensive income										102,462
Shares issued under stock
bonus and stock option plans	633	6	11,404							11,410
Cash dividends of 4.5¢
per common share				(2,915)						(2,915)
Stock repurchases	(2,495)	(24)	(26,350)	(37,891)						(64,265)
Changes in Deferred
Compensation Plan					282		10	(282)		0
Balance, May 31, 2005	63,687	637	1,509	569,815	5,103	-	(522)	(5,103)	(8,738)	563,223
Net income				100,977						100,977
Minimum pension
liability adjustment,
net of taxes of $988									1,501	1,501
Comprehensive income										102,478
Issuance of restricted stock	50		1,057			(1,057)				0
Amortization of restricted
Stock						186				186
Shares issued under stock
bonus and stock option plans	2,293	23	53,374							53,397
Cash dividends of 4.5¢
per common share				(2,742)						(2,742)
Stock repurchases	(7,839)	(78)	(48,928)	(140,378)						(189,384)
Changes in Deferred
Compensation Plan					(675)		73	675		0
Balance, June 6, 2006	58,191	$582	$7,012	$527,672	$4,428	$(871)	(449)	$(4,428)	$(7,237)	$527,158

The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the Fiscal Year Ended
	June 6, 2006	May 31, 2005	June 1, 2004
Operating activities:
Net income	$ 100,977	$ 102,298	$ 109,847
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	71,056	66,746	57,791
Amortization of intangibles	385	126	122
Provision for bad debts	2,046	632
Deferred income taxes	(1,939)	5,641	20,396
Loss/(gain) on impairment and disposition of assets	3,141	(729)	1,279
Equity in (earnings) of unconsolidated franchises	(948)	(2,729)	(5,913)
Distributions received from unconsolidated franchises	1,127	1,734	876
Income tax benefit from exercise of stock options	8,137	3,463	15,030
Amortization of unearned compensation	186
Other	60	72	164
Changes in operating assets and liabilities:
Receivables	(1,172)	9,645	6,602
Inventories	(440)	(2,121)	(1,447)
Income tax receivable	(543)	3,110	(540)
Prepaid and other assets	30	(5,383)	(53)
Accounts payable, accrued and other liabilities	9,594	2,029	15,839
Net cash provided by operating activities	191,697	184,534	219,993

Investing activities:
Purchases of property and equipment	(171,640)	(162,366)	(151,487)
Acquisition of franchise entities		(8,231)
Acquisition of an additional 49% interest in unconsolidated
franchises			(2,000)
Proceeds from disposal of assets	4,387	3,592	4,792
Payoff of company-owned life insurance policy loans			(5,884)
Other, net	(2,492)	(2,465)	(3,437)
Net cash used by investing activities	(169,745)	(169,470)	(158,016)

Financing activities:
Proceeds from long-term debt	140,700	92,600	2,300
Principal payments on long-term debt	(13,148)	(48,059)	(41,329)
Proceeds from issuance of stock, including treasury stock	45,200	7,877	27,481
Stock repurchases	(189,384)	(64,265)	(36,663)
Dividends paid	(2,742)	(2,915)	(2,943)
Net cash used by financing activities	(19,374)	(14,762)	(51,154)

Increase in cash and short-term investments	2,578	302	10,823
Cash and short-term investments:
Beginning of period	19,787	19,485	8,662
End of period	$ 22,365	$ 19,787	$ 19,485

Supplemental disclosure of cash flow information-
Cash paid for:
Interest, net of amount capitalized	$ 15,542	$ 8,063	$ 8,337
Income taxes, net	$ 46,058	$ 41,241	$ 27,077
Significant non-cash investing and financing activities-
Restricted stock awards	$ 1,057
Retirement of fully depreciated assets	$ 1,538
Reclassification of properties to assets held for sale or receivables	$ 12,233	$ 3,773	$ 2,321
Assumption of debt and capital leases related to franchise
partnership acquisitions		$ 36,248

The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Description of Business and Principles of Consolidation

Ruby Tuesday, Inc. including its wholly-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”) develops, operates and franchises casual dining restaurants in the United States, Puerto Rico, and 13 other countries and regions under the Ruby Tuesday® brand. At June 6, 2006, we owned and operated 629 restaurants concentrated primarily in the Northeast, Southeast, Mid-Atlantic and Midwest of the United States. As of fiscal year end, there were 251 domestic and international franchise restaurants located in 22 states outside the Company’s existing core markets (primarily Florida, the Northeast and Western United States) and in the Asia Pacific Region, India, Kuwait, Puerto Rico, Canada, Mexico, Iceland, Eastern Europe, and Central and South America.

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

As of June 6, 2006, we were the franchisor of 168 franchise partnership restaurants and 83 traditional domestic and international franchise restaurants. Based on an analysis prepared using financial information obtained from each of the franchise entities, we concluded that, for all periods presented, we were not required to consolidate any of the franchise entities under the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46R”). This conclusion was based on our determination that the franchise entities met the criteria to be considered “businesses”, and therefore were not subject to consolidation due to the “business scope exception” of FIN 46R.

A further description of our franchise programs is provided in Note 2 to the Consolidated Financial Statements.

Fiscal Year

Our fiscal year ends on the first Tuesday following May 30 and, as a result, a 53rd week is added every five or six years. Fiscal year 2006 contained 53 weeks. The first three quarters of fiscal 2006 each contained 13 weeks and the fourth quarter contained 14 weeks. In fiscal 2006, the 53rd week added $24.5 million to restaurant sales and operating revenue and $0.04 to diluted earnings per share in our Consolidated Statement of Income. The fiscal years ended May 31, 2005 and June 1, 2004 each contained 52 weeks.

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

Amortization expense of other intangible assets for each of fiscal 2006, 2005, and 2004 totaled $0.4 million, $0.1 million, and $0.1 million, respectively. We amortize trade and service marks on a straight-line basis over the life of the trade and service marks, typically ten years. We amortize reacquired franchise rights on a straight-line basis over the remaining term of the franchise operating agreements, which varies by restaurant. Amortization expense for each of the next five years is expected to be $0.2 million.

Other intangible assets which are included in other assets in the Consolidated Balance Sheets consist of the following (in thousands):

	2006		2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Pensions	$ 2,055	$ 0	$ 2,398	$ 0
Trademarks	1,526	674	1,533	423
Reacquired franchise rights	1,121	137	1,121	11
	$ 4,702	$ 811	$ 5,052	$ 434

See Note 7 to the Consolidated Financial Statements for further discussion on our pension plans.

Fair Value of Financial Instruments

Our financial instruments at June 6, 2006 and May 31, 2005 consisted of cash and short-term investments, accounts receivable and payable, Deferred Compensation Plan investments, notes receivable, long-term debt, franchise partnership guarantees, and letters of credit. The fair values of cash and short-term investments and accounts receivable and payable approximated carrying value because of the short-term nature of these instruments. Ruby Tuesday common stock held by the Deferred Compensation Plan, which is included in shareholders’ equity, is recorded at cost. Other investments held by the Deferred Compensation Plan are stated at fair value.

The carrying amounts and fair values of our other financial instruments subject to fair value disclosures are as follows (in thousands):

		2006			2005
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Deferred Compensation Plan
investment in RTI common stock	$ 4,428		$ 12,191	$ 5,103		$ 13,190
Notes receivable, gross	29,628		31,151	30,844		33,700
Long-term debt and capital leases	377,100		370,703	249,548		253,651
Franchise partnership guarantees	732		763	559		593
Letters of credit	0		164	0		119

We estimated the fair value of common stock, notes receivable, debt, franchise partnership guarantees and letters of credit using market quotes and present value calculations based on market rates.

Derivative Instruments

We account for derivative financial instruments in accordance with Statement of Financial Accounting Standards (“FAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), as amended by FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” FAS 133 requires that all derivatives be recorded in the Consolidated Balance Sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Concluding in fiscal 2004, the Company utilized interest rate swaps as a method of managing our interest rate exposure on our floating rate debt. Because these interest rate swaps were designated and qualified as cash flow hedges, the effective portion of the gains or losses on the swaps were reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affected earnings. Any ineffective portion of the gains or losses on the derivative instruments was recorded in results of operations immediately.

Guarantees

The Company accounts for certain guarantees in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of certain obligations undertaken.

As discussed in Note 9 to the Consolidated Financial Statements, RTI's third-party guarantees generally consist of franchise partnership guarantees and divestiture guarantees. The divestiture guarantees all arose prior to the adoption of FIN 45 and, unless modified, are exempt from its requirements. Most of the franchise partnership guarantees, which generally relate to our partial guarantees of certain third party debt, arose or were modified after FIN 45's effective date. The potential amount of future payments to be made under these agreements is discussed in Note 9. We record our guaranty liabilities under these agreements based on estimated fair values, which generally are equal to the consideration we receive for providing the guarantees.

Franchise Revenue

Franchise development and license fees received are recognized when we have substantially performed all material services and the restaurant has opened for business. Franchise royalties (generally 4% of monthly sales) are recognized as franchise revenue on the accrual basis. Advertising amounts received from domestic franchisees are considered by RTI to be reimbursements, recorded on an accrual basis when earned, and have been netted against selling, general and administrative expenses in the Consolidated Statements of Income.

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

We recognize interest income on notes receivable when earned which sometimes precedes collection. A number of our franchise notes did allow for the deferral of interest during the first one to three years. It is our policy to cease accruing interest income and recognize interest on a cash basis when we determine that the collection of interest or principal is doubtful.

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

Impairment of Long-Lived Assets

We review our long-lived assets related to each restaurant to be held and used in the business, including any allocated intangible assets subject to amortization, quarterly for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. We evaluate restaurants based upon cash flows as our primary indicator of impairment. Based on the best information available, we write down an impaired restaurant to its fair value based upon estimated future discounted cash flows. In addition, when we decide to close a restaurant it is reviewed for impairment and depreciable lives are adjusted. The impairment evaluation is based on the estimated cash flows from continuing use through the expected disposal date and the expected terminal value.

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

Based upon our reviews in fiscal 2006, 2005, and 2004, we recorded impairments of $1.5 million, $0.6 million, and $0.8 million, respectively. The majority of these charges were incurred for restaurant impairments, although the charges for fiscal 2004 included a $0.2 million impairment charge on an office building not currently used as a restaurant support service center.

The impairment charges discussed above are included as a component of other restaurant operating costs in the Consolidated Statements of Income and are included with loss/(gain) on impairment and disposition of assets in the Consolidated Statements of Cash Flows.

Refranchising Gains (Losses)

Refranchising gains (losses), included in other restaurant operating costs, include gains or losses on sales of restaurants to franchisees. All direct costs associated with refranchising are included in the calculation of the gain or loss. Upon making the decision to sell a restaurant to a franchisee, the restaurant is reclassified to assets held for sale at the lower of book value or fair market value less cost to sell and any anticipated loss is immediately recognized. When the sale occurs, any loss not previously recognized is recorded concurrently with the sale. Any gains to be recognized are recorded when the sale closes. There were no refranchising gains or losses for fiscal 2006, 2005, or 2004.

Marketing Costs

Except for television and radio advertising production costs which we expense when the advertisement is first shown, we expense marketing costs as incurred. Marketing expenses, net of franchise reimbursements, which are included in selling, general and administrative expense on the Consolidated Statements of Income, totaled $45.6 million, $24.9 million, and $11.9 million for fiscal 2006, 2005, and 2004, respectively.

Income Taxes

Deferred income taxes are determined utilizing the asset and liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. Diluted earnings per share gives effect to options outstanding during the applicable periods. The stock options included in diluted weighted average shares outstanding totaled 0.8 million, 1.0 million, and 1.6 million for fiscal 2006, 2005, and 2004, respectively. Unexercised employee stock options to purchase approximately 3.6 million, 2.0 million, and 2.1 million shares of our common stock for fiscal 2006, 2005, and 2004, respectively, did not impact the computation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock during the year.

Stock-Based Employee Compensation Plans

In fiscal 2003 we adopted the disclosure provisions of FAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“FAS 148”), an amendment of FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), but elected to continue following the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. We grant stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. Accordingly, no compensation expense is recognized for the stock option grants. Had compensation expense for our stock option plans been determined based on the fair value at the grant date consistent with the provisions of FAS 123, our net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per-share data):

	2006	2005	2004

Net income, as reported	$100,977	$102,298	$109,847

Add: Reported stock-based compensation expense,
net of tax	112
Less: Stock-based employee compensation
expense determined under fair value based
method for all awards, net of tax	(4,870)	(16,138)	(10,917)
Pro forma net income	$96,219	$86,160	$98,930

Basic earnings per share
As reported	$1.67	$1.59	$1.68
Pro forma	$1.59	$1.34	$1.51
Diluted earnings per share
As reported	$1.65	$1.56	$1.64
Pro forma	$1.56	$1.32	$1.49

The weighted average fair value at date of grant for options granted during fiscal 2006, 2005, and 2004 was $8.55, $8.01, and $10.98 per share, respectively, which, for the purposes of this disclosure, is assumed to be amortized over the respective vesting period of the grants. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2006	2005	2004

Risk-free interest rate	4.64%	3.92%	2.40%
Expected dividend yield	1.48%	0.18%	0.14%
Expected stock price volatility	0.309	0.355	0.400
Expected life (in years)	3.5-4	3-4	3-4

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

FAS 123(R) specifies that the fair value of an employee stock option must be based on an observable market price of an option with the same or similar terms and conditions if one is available or, if an observable market price is not available, the fair value must be estimated using a valuation technique that (1) is applied in a manner consistent with the fair value measurement objective and the other requirements of FAS 123(R), (2) is based on established principles of financial economic theory and generally applied in that field, and (3) reflects all substantive characteristics of the instrument. Since neither market prices for RTI employee stock options nor for identical or similar equity instruments are available, there are no observable market prices for RTI’s employee stock options and, therefore, fair value will be estimated using an acceptable valuation technique. FAS 123(R) permits entities to use any option-pricing model that meets its fair value objective.

RTI will adopt FAS 123(R) on the first day of fiscal 2007 and will use a modified version of prospective application. Under that transition method, compensation cost is recognized for (1) all awards granted after the required effective date and for awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for either recognition or pro forma disclosures under FAS 123. For the options outstanding as of June 6, 2006, the amount of expense to be recognized over the remaining service period is $20.0 million, of which $10.6 million is expected to be recognized in fiscal 2007. The remainder will be recognized between fiscal 2008 and fiscal 2010.

The impact of FAS 123(R) on RTI in fiscal 2007 and beyond will depend upon various factors, including, but not limited to, our future compensation strategy. The pro forma compensation costs presented in the table above and in our prior filings have been calculated using a Black-Scholes option pricing model, which is the model we plan to use upon adoption of FAS 123(R).

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

Segment Reporting

Operating segments are components of an enterprise about which separate financial information is available that is reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. We aggregate similar operating segments into a single reportable operating segment if the businesses are considered similar under FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” We consider our restaurant and franchising operations as similar and have aggregated them.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts, specifically guarantee receivables and liabilities on the Consolidated Balance Sheets, have been reclassified from non-current to current to conform to the current year presentation. Additionally, distributions received from unconsolidated franchises, which had been grouped as an investing activity, and income tax benefit from stock options, which had been grouped with proceeds from issuance of stock, including treasury stock, as part of financing activities, have been reclassified to conform to the current year presentation in the Consolidated Statements of Cash Flows. These reclassifications had no effect on previously reported net income.

Recently Issued Accounting Pronouncements

In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements (“FAS 154”). FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income in the period of the change. FAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of FAS 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

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

In March 2006, the FASB Emerging Issues Task Force issued Issue 06-3 (“EITF 06-3”), How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. A consensus was reached that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The guidance is effective for periods beginning after December 15, 2006. We present Company sales net of sales taxes and therefore do not expect any changes as a result of EITF 06-3.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (fiscal 2008 for RTI), with early adoption permitted. We are currently evaluating whether the adoption of FIN 48 will have a material effect on our consolidated financial position, results of operations or cash flows.

2.  Franchise Programs

As of June 6, 2006, RTI’s franchise programs included arrangements with 44 franchise groups, including 18 franchise partnerships (franchises in which we have a 1% or 50% ownership) which collectively operated 168 Ruby Tuesday restaurants, and 26 traditional domestic and international franchisees which collectively operated 83 Ruby Tuesday restaurants. We do not own any equity interest in our traditional franchisees.  As of June 6, 2006, 11 of our 18 franchise partnerships were 50%-owned and collectively operated 121 Ruby Tuesday restaurants.  We own 1% of the remaining seven franchise partnerships, which as of that same date collectively operated 47 Ruby Tuesday restaurants.

Between fiscal 1997 and fiscal 2002, we sold 124 Ruby Tuesday restaurants to our franchises, 81 of which are currently operated by certain of the 18 franchise partnerships, and 16 restaurants by traditional domestic franchises. The remaining 27 restaurants, including restaurants previously sold to our former Tampa, New York and Michiana franchise partnerships between fiscal 1998 and 2000, were reacquired in fiscal 2005 or closed.  The restaurants currently operated by franchise partnerships and traditional franchisees are subject to various franchise agreements.  Included in our Consolidated Balance Sheets are notes receivable from certain franchise partnerships, which generally arose as a part of the consideration received when Company-owned restaurants were refranchised.  See Note 3 to the Consolidated Financial Statements for more information.

We enter into development agreements with our franchisees which require them to open varying numbers of Ruby Tuesday restaurants. During fiscal 2006, 2005, and 2004, Ruby Tuesday franchisees opened 32, 27, and 40 restaurants, respectively, pursuant to development agreements, as follows:

Fiscal Year	Franchise Partnerships	Other Domestic	International	Total
2006	19	3	10	32
2005	17	5	5	27
2004	22	3	15	40

In conjunction with these openings, we recognized development and licensing fee income totaling $0.8 million in each of fiscal 2006 and 2005 and $1.5 million in fiscal 2004.

Deferred development and licensing fees associated with all franchisees totaled $2.9 million and $3.1 million at June 6, 2006 and May 31, 2005, respectively. We will recognize these fees as income when we have substantially performed all material services and the restaurant has opened for business.

As part of the franchise partnership program, RTI sponsors and serves as partial guarantor for a revolving line-of-credit facility to assist franchise partnerships with working capital and operational cash flow requirements. RTI also had an arrangement with a third party lender under a now terminated credit facility, whereby we chose to partially guarantee three specific loans for new restaurant development.  Subsequent to the termination of that program, RTI entered into a similar program, with a different third party lender.  The Company will partially guarantee amounts borrowed under the arrangement by qualifying franchise partnerships.  The total for all of these guarantees was $43.2 million as of June 6, 2006.  See Note 9 to the Consolidated Financial Statements for more information on these programs.

In September 2004, in conjunction with a previously announced strategy to acquire certain franchisees in the Eastern United States, RTI, through its subsidiaries, acquired the remaining 50% of the partnership interests of RT Tampa Franchise, LP (“RT Tampa”), thereby increasing its ownership to 100% of partnership interests.  RT Tampa, previously a franchise partnership with 25 restaurants in Florida, was acquired for a total purchase price of $10.7 million, of which $8.0 million was paid in cash.  Our Consolidated Financial Statements reflect the results of operations of these acquired restaurants subsequent to the date of acquisition.  This transaction was accounted for as a step acquisition using the purchase method as defined in FASB Statement No. 141, “Business Combinations.”  The purchase price was allocated to the fair value of property and equipment of $15.4 million, goodwill of $3.7 million, long-term debt and capital leases of $8.1 million, and other net current liabilities of $0.3 million. RT Tampa had total debt and capital leases totaling $18.5 million at the time of the acquisition, including a note payable to RTI with an outstanding balance of $2.3 million.  In addition to recording the amounts discussed above, RTI reclassified its investment in RT Tampa to account for the remainder of the assets and liabilities of RT Tampa, which are now fully recorded within the Consolidated Balance Sheet of RTI.

In addition, for the same reasons noted above, the Company also acquired the remaining 99% of the member interests of RT New York Franchise, LLC (“RT New York”) in September 2004 for a total purchase price of $1.1 million, of which $0.2 million was paid in cash, thereby increasing its ownership to 100% of the member interests.  RT New York had debt and capital leases totaling $7.4 million at the time of the acquisition, including a note payable to RTI with an outstanding balance of $0.7 million.  RT New York previously operated nine restaurants in the Buffalo, New York area.  The purchase price of $1.1 million was allocated to the fair value of property and equipment of $7.8 million, goodwill of $0.4 million, long-term debt and capital leases of $6.7 million, and other net current liabilities of $0.4 million.

In November 2004, RTI, through its subsidiaries, acquired the remaining 99% of the member interests of RT Northern California Franchise, LLC (“RT Northern California”), thereby increasing its ownership to 100% of the member interests.  RT Northern California, a franchise partnership with just one restaurant, was acquired for a purchase price of $54,000, of which $35,000 was paid in cash.  The purchase price was allocated to the fair value of property and equipment of $1.0 million, goodwill of $0.5 million, and long-term debt of $2.0 million. Because the amount of debt anticipated to be recorded by RTI upon completion of the acquisition was expected to exceed the fair value of the assets to be acquired, RTI recorded a loss on guarantee of debt of $0.5 million in fiscal 2005’s first quarter.

In May 2005, RTI acquired the remaining 99% of the member interests of RT Michiana Franchise, LLC (“RT Michiana”) for a total purchase price of $2.8 million, thereby increasing its ownership to 100% of the member interests.  RT Michiana had debt and capital leases totaling $16.7 million at the time of acquisition, including acquisition debt and other debt payable to RTI with a combined outstanding balance of $5.3 million.  The net carrying value of RTI’s note receivable from RT Michiana was $2.4 million, which reflected allowances totaling $2.9 million for doubtful accounts and other receivables.  RT Michiana previously operated five restaurants in Southwest Michigan and four restaurants in Northern Indiana.  The purchase price of $2.8 million was allocated to the fair value of property and equipment of $9.2 million, reacquired franchise rights of $1.1 million, goodwill of $4.5 million, long-term debt and capital of $11.4 million, and other net current liabilities of $0.6 million.

These acquisitions in total increased fiscal 2005’s earnings per share by a negligible amount during the periods following the acquisitions.  Approximately $4.1 million of the cumulative $9.1 million goodwill created by the four franchise reacquisitions in fiscal 2005 was determined to be non-deductible for income tax purposes.

In October 2004, RTI sold its 50% and 1% ownership interests in RT Northern Illinois Franchise, LLC (“RT Northern Illinois”) and RT Chicago Franchise, LLC (“RT Chicago”), respectively, to RT Midwest Holdings, LLC (“RT Midwest”) for $1.8 million in cash.  As a result of this sale, which resulted in a gain of $1.0 million, RT Northern Illinois and RT Chicago were converted from franchise partnership entities to traditional domestic franchise entities with 100% of their equity held by RT Midwest.  RT Midwest also holds 100% of the equity in RT Iowa Franchise, LLC (“RT Iowa”), which was already a traditional domestic franchise entity.  As part of this transaction, RT Midwest paid off all amounts outstanding under RT Chicago’s and RT Northern Illinois’ revolving credit facilities, which had been partially guaranteed by RTI.  RTI provides no guarantees of the third party debt of RT Midwest or any of its subsidiaries or affiliates. RT Chicago and RT Northern Illinois together owed RTI $6.8 million and $7.9 million for acquisition financing as of June 6, 2006 and May 31, 2005, respectively. See Note 3 to the Consolidated Financial Statements for more discussion of franchise notes receivable.

In July 2006, RTI, through its subsidiaries, acquired the remaining partnership interests of RT Orlando Franchise, LP (“RT Orlando”), which had been 50% owned. RT Orlando operated 17 Ruby Tuesday restaurants as of June 6, 2006. See Note 10 to the Consolidated Financial Statements for more information regarding this transaction.

3. Accounts and Notes Receivable

Accounts and notes receivable – current consist of the following (in thousands):

	2006	2005
Rebates receivable	$1,093	$2,024
Amounts due from franchisees	4,229	2,566
Other receivables	4,302	1,410
Current portion of notes receivable, net of allowance for
doubtful accounts totaling $585 in 2006 and $1,101 in 2005	2,396	2,140
	$12,020	$8,140

The Company negotiates purchase arrangements, including price terms, with designated and approved suppliers on behalf of RTI and the franchise system. We receive various volume discounts and rebates based on purchases for our Company-owned restaurants from numerous suppliers.

Amounts due from franchisees consist of royalties, license and other miscellaneous fees, almost all of which represent the prior month's billings. Also included in this amount is the current portion of the straight-lined rent receivable from franchise sublessees and the amount to be collected in exchange for RTI’s guarantees of certain franchise partnership debt.

Among miscellaneous other items, included in other receivables at June 6, 2006 are insurance proceeds expected from Hurricane Katrina claims ($1.9 million).

Notes receivable consist of the following (in thousands):
	2006	2005
Notes receivable from domestic franchisees	$28,632	$29,601
Other	996	1,243
	29,628	30,844
Less current maturities, net (included in
accounts and notes receivable)	2,396	2,140
	27,232	28,704
Less allowances for doubtful notes
and equity method losses	6,223	4,115
Total notes receivable, net – noncurrent	$21,009	$24,589

Notes receivable from domestic franchisees generally arise when Company-owned restaurants are refranchised. Of the notes receivable outstanding currently from domestic franchisees, two are due from traditional franchisees who were former franchise partnerships. The others are due from franchise partnerships.

Seventeen current franchisees received acquisition financing from RTI as part of the refranchising transactions. The amounts financed by RTI approximated 36% of the original purchase prices. Nine of these seventeen franchisees have paid their notes in full as of June 6, 2006. All the outstanding notes accrue interest at 10.0% per annum. See Note 2 to the Consolidated Financial Statements for more information on franchise reacquisitions which occurred in fiscal 2005 and Note 10 to the Consolidated Financial Statements for information regarding the reacquisition of RT Orlando Franchise, LP, subsequent to year end.

Our notes receivable from domestic franchisees generally allow for deferral of interest during the first one to three years and require the payment of interest only for up to six years from the inception of the note and generally require the payment of principal and interest over the next five years. During fiscal 2006, we restructured three notes, one of which was a $1.3 million note which had been set to mature in January 2006. The restructured note will now mature in January 2009. The other two notes, which had a combined balance of $3.1 million as of June 6, 2006, were amended such that they will now mature two years later than previously anticipated. After consideration of these restructurings, as of June 6, 2006, all the domestic franchisees were making interest and/or principal payments on a monthly basis in accordance with the terms of these notes.

The allowance for doubtful notes represents our best estimate of losses inherent in the notes receivable at the balance sheet date. During fiscal 2006 and 2005, we increased the reserve $2.0 million and $0.6 million, respectively, based on our estimate of the extent of those losses. At June 6, 2006 the allowance for doubtful notes was $5.6 million. Included in the allowance for doubtful notes is $4.8 million allocated to the $20.4 million of debt due from eight franchisees that have either reported coverage ratios below the required levels with certain of their third party debt, or reported ratios above the required levels but for an insufficient amount of time.

Included in the allowance for doubtful notes at June 6, 2006 is $0.6 million, which represents RTI’s portion of the equity method losses of one of our 50%-owned franchise partnerships which was in excess of our recorded investment in that partnership.

Scheduled repayments of notes receivable at June 6, 2006 are as follows (in thousands):

2007	$ 2,981
2008	2,360
2009	6,910
2010	4,984
2011	4,460
Subsequent years	7,933
$ 29,628

4. Long-Term Debt and Capital Leases

Long-term debt and capital lease obligations consist of the following (in thousands):

	2006	2005
Revolving credit facility	$212,800	$72,100
Unsecured senior notes:
Series A, due April 2010	85,000	85,000
Series B, due April 2013	65,000	65,000
Mortgage loan obligations	13,863	26,797
Capital lease obligations	437	651
	377,100	249,548
Less current maturities	1,461	2,326
	$375,639	$247,222

Annual maturities of long-term debt and capital lease obligations at June 6, 2006 are as follows (in thousands):

2007	$1,461
2008	1,268
2009	1,293
2010	299,114
2011	1,307
Subsequent years	72,657
$377,100

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

On November 19, 2004, RTI entered into a five-year revolving credit agreement (the “Credit Facility”) under which we may borrow up to $200.0 million with an option to increase the facility by up to $100.0 million to a total of $300.0 million or reduce the amount of the facility. The Credit Facility was obtained for general corporate purposes. The terms of the Credit Facility provide for a $20.0 million swingline sub-commitment and a $40.0 million sub-limit for letters of credit. RTI initially borrowed $75.0 million under the Credit Facility to pay off borrowings outstanding under the previous facility. Additionally, new letters of credit of $12.1 million were obtained to replace those outstanding under the previous facility. On November 7, 2005, the Company exercised its option to increase the Credit Facility by $100.0 million for a total commitment of $300.0 million. This was done in part to facilitate the repurchase of Company common stock. During the year ended June 6, 2006 the Company borrowed an additional $140.7 million on the revolving credit facility, all of which was used to repurchase shares of RTI common stock. The Credit Facility will mature on November 19, 2009.

Under the Credit Facility, interest rates charged on borrowings can vary depending on the interest rate option we choose to utilize. Our options for the rate are the Base Rate or an adjusted London Interbank Offered (“LIBO”) Rate plus an applicable margin. The Base Rate is defined to be the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.5%. The applicable margin for the Base Rate loans is a percentage ranging from zero to 0.25%. The applicable margin for the LIBO Rate-based option is a percentage ranging from 0.625% to 1.25%. We pay commitment fees quarterly ranging from 0.15% to 0.25% on the unused portion of the Credit Facility.

Under the terms of the Credit Facility, we had borrowings of $212.8 million with an associated floating interest rate of 6.02% at June 6, 2006. As of May 31, 2005, we had $72.1 million outstanding with an associated floating rate of interest of 3.84%. After consideration of letters of credit outstanding, the Company had $69.1 million available under the Credit Facility as of June 6, 2006.

Both the Credit Facility and the notes issued in the Private Placement contain various restrictions, including limitations on additional debt, the payment of dividends and limitations regarding funded debt, minimum net worth, and minimum fixed charge coverage ratio. The Company is currently in compliance with its debt covenants.

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

In conjunction with four franchise acquisitions completed during fiscal 2005, RTI recorded mortgage loan and capital lease obligations to third party lenders as of the acquisition dates totaling $36.2 million. This debt consisted of varying amounts due to four different lenders. Included in these amounts were notes totaling $7.8 million which were retired in fiscal 2005 subsequent to the acquisitions. During fiscal 2006, RTI retired eleven additional mortgage loans which had been recorded as part of the fiscal 2005 acquisitions. We paid down a twelfth loan and were able to obtain a rate reduction on the balance not retired. The debt remaining from the fiscal 2005 acquisitions consists of individual fixed and variable rate mortgage loans secured by the associated restaurants as well as capital leases. The fixed rate notes, which totaled $9.1 million at June 6, 2006, had associated rates ranging from 7.90% to 8.70%.  The variable rate notes, which totaled $4.6 million as of June 6, 2006, had associated interest rates ranging from 8.25% to 8.69%.  In addition to the notes mentioned above, as part of the franchise acquisitions, RTI acquired four 9.02% fixed rate capital leases which had outstanding balances totaling $0.3 million at June 6, 2006.

As discussed further in Note 10 to the Consolidated Financial Statements, in July 2006, RTI acquired, directly and through its subsidiaries, the remaining 50% partnership interests of RT Orlando, including the assumption of related long-term debt and capital leases associated with this franchise partnership.

During fiscal 2005, RTI retired two 8.64% fixed rate mortgage loan obligations, which originally arose from the acquisition of a franchise partnership in Arizona during fiscal 2001. These loans, which had a total outstanding balance of $6.0 million at June 1, 2004, were secured by the restaurants that were acquired at that time.

We capitalized interest expense related to restaurant construction totaling $2.2 million, $2.2 million, and $1.8 million in fiscal 2006, 2005, and 2004, respectively.

5. Property, Equipment and Operating Leases

Property and equipment, net, is comprised of the following (in thousands):

	2006	2005
Land	$ 193,180	$ 164,489
Buildings	398,441	341,022
Improvements	374,065	352,861
Restaurant equipment	274,835	249,907
Other equipment	93,495	86,840
Construction in progress	74,634	74,393
	1,408,650	1,269,512
Less accumulated depreciation and amortization	424,523	368,370
	$ 984,127	$ 901,142

Slightly more than half of our 629 restaurants are located on leased properties. The initial terms of these leases expire at various dates over the next 20 years. These leases may also contain required increases in minimum rent at varying times during the lease term and have options to extend the terms of the leases at a rate that is included in the original lease agreement. Most of our leases require the payment of additional (contingent) rent that is based upon a percentage of restaurant sales above agreed upon sales levels for the year. These sales levels vary for each restaurant and are established in the lease agreements. We recognize contingent rental expense (in annual as well as interim periods) prior to the achievement of the specified target that triggers the contingent rental expense, provided that achievement of that target is considered probable.

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

The following is a schedule by year of future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 6, 2006 (in thousands):

2007	$ 42,278
2008	39,296
2009	35,541
2010	30,249
2011	26,222
Subsequent years	168,246
Total minimum lease payments	$341,832

During the last several years we sold various restaurants to franchise partnerships and Specialty Restaurant Group, LLC (“SRG”), a limited liability company. Many of the restaurants were leased restaurants, which we then sub-leased to the franchise partnerships or SRG. The following schedule shows the future minimum sub-lease payments to be received from the franchise partnerships, SRG and others for the next five years and thereafter under noncancelable sub-lease agreements (in thousands):

2007	$ 9,863
2008	8,609
2009	7,541
2010	5,707
2011	4,480
Subsequent years	11,508
Total minimum sub-lease payments	$ 47,708

In July 2006, RTI, through its subsidiaries, acquired the remaining partnership interests of RT Orlando Franchise, LP (“RT Orlando”), which had been 50% owned. RT Orlando operated 17 Ruby Tuesday restaurants as of June 6, 2006. Included in the above table are future sub-lease payments totaling $4.9 million which are attributable to RT Orlando. See Note 10 to the Consolidated Financial Statements for more information regarding this transaction.

The sale of restaurants to SRG was completed on November 20, 2000. On that date, SRG acquired from us all 69 of our American Cafe (including L&N Seafood) and Tia’s Tex-Mex (“Tia’s”) restaurants. As noted above, a number of these restaurants were located on leased properties. RTI remains primarily liable on certain American Cafe and Tia’s leases which were subleased to SRG and contingently liable on others. SRG, on December 10, 2003, sold its 28 Tia’s restaurants to a third party and, as part of the transaction, further subleased certain Tia’s properties. As of June 6, 2006 RTI remains primarily liable for three Tia’s leases which have scheduled remaining cash payments due of approximately $2.2 million and contingently liable for six Tia’s leases which have scheduled remaining cash payments of approximately $3.4 million. As of that same date, RTI remains primarily liable for 22 SRG leases which have scheduled remaining cash payments of approximately $7.5 million.

During the second quarter of fiscal 2006, RTI became aware that the third party to whom SRG had sold the Tia’s restaurants had defaulted on four subleases. Claims have been asserted against the Company and SRG for unpaid rent, property taxes and similar charges. At this time, the Company believes that, should any payments be required as a result of these claims, SRG would be responsible for reimbursing the Company for those payments under the terms of our subleases with SRG. RTI recorded an estimated liability of $0.9 million based on all Tia’s lease claims made to date, net of consideration of any reimbursements from SRG. During the third and fourth quarters of fiscal 2006, RTI learned that SRG had defaulted on, or was late in paying monthly rent on, at least seven of its own subleases, one of which related to a closed restaurant whose lease has since expired. Because we believe SRG is still making payments to the extent possible to its landlords under its subleases for open restaurants, as of June 6, 2006, we do not expect to make any payments for, and have not accrued any liabilities for, the delinquent rents. For the one closed restaurant previously mentioned, we recorded a liability of $0.1 million for payments estimated under the lease.

The following table summarizes our minimum and contingent rent expense and our sublease rental income under our operating leases (in thousands):

	2006	2005	2004
Minimum rent	$43,853	$40,070	$38,267
Contingent rent	2,891	2,323	2,777
Sublease rental income	(11,338)	(13,473)	(15,207)
	$35,406	$28,920	$25,837

6. Income Taxes

Income tax expense includes the following components (in thousands):

	2006	2005	2004
Current:
Federal	$ 46,477	$ 42,708	$ 36,876
State	5,342	4,198	3,364
Foreign	101	101	63
	51,920	47,007	40,303
Deferred:
Federal	(2,811)	4,498	16,993
State.	872	1,143	3,403
	(1,939)	5,641	20,396
	$ 49,981	$ 52,648	$ 60,699

Deferred tax assets and liabilities are comprised of the following (in thousands):

	2006	2005
Deferred tax assets:
Employee benefits	$19,146	$19,625
Allowance for doubtful notes	671	786
Insurance reserves	6,383	6,186
Escalating minimum rents	15,760	15,874
Closed restaurant reserves	1,099	887
Deferred development fees	1,139	1,245
State net operating losses	367	777
Gift certificate income	966	1,107
Other	2,834	2,461
Total deferred tax assets	48,365	48,948

Deferred tax liabilities:
Depreciation	87,691	89,626
Partnership investments	2,044	2,452
Prepaid deductions	2,551	2,317
Other	3,463	2,888
Total deferred tax liabilities	95,749	97,283
Net deferred tax liability	$47,384	$48,335

We believe it is more likely than not that future tax deductions attributable to our deferred tax assets will be realized and therefore no valuation allowance has been recorded.

At June 6, 2006, the Company had state net operating loss carryforwards of approximately $7.0 million which expire at varying times between fiscal 2016 and 2022.

A reconciliation from the statutory federal income tax expense to the reported income tax expense is as follows (in thousands):

	2006	2005	2004

Statutory federal income taxes	$52,836	$54,231	$59,691
State income taxes, net of federal income tax benefit	4,039	3,472	4,399
Tax credits	(6,089)	(4,418)	(3,266)
Other, net	(805)	(637)	(125)
	$49,981	$52,648	$60,699

7. Employee and Postretirement Medical and Life Benefit Plans

We sponsor two defined contribution retirement savings plans and three defined benefit pension plans for active employees and offer certain postretirement benefits for retirees. A summary of each of these is presented below.

Salary Deferral Plan

RTI offers its employees a 401(k) plan called the Ruby Tuesday, Inc. Salary Deferral Plan. We make matching contributions to the Plan based on each eligible employee's pre-tax contribution and years of service. We match 20% of the employee's pre-tax contribution after three years of service, 30% after ten years of service and 40% after 20 years of service. Our expense related to the Plan approximated $0.5 million for fiscal 2006, $0.4 million for fiscal 2005, and $0.3 million for fiscal 2004.

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

Like the Predecessor Plan, the Deferred Compensation Plan is an unfunded, non-qualified deferred compensation plan for eligible employees. The provisions of this Plan are similar to those of the Salary Deferral Plan. Our expenses under the Deferred Compensation Plan approximated $0.2 million for each of fiscal 2006, 2005, and 2004. Assets earmarked to pay benefits under the Deferred Compensation Plan are held by a rabbi trust. Assets and liabilities of a rabbi trust must be accounted for as if they are company assets or liabilities, therefore, all earnings and expenses are recorded in our consolidated financial statements. The Deferred Compensation Plan’s assets and liabilities, which approximated $28.2 million and $27.1 million in fiscal 2006 and 2005, respectively, are included in other assets and other liabilities in the Consolidated Balance Sheets, except for the investment in RTI common stock and the related liability payable in RTI common stock which are reflected in Shareholders’ Equity in the Consolidated Balance Sheets.

Retirement Plan

RTI, along with Morrison Fresh Cooking, Inc. (which was subsequently purchased by Piccadilly Cafeterias, Inc., “Piccadilly”) and Morrison Management Specialists, Inc. (which was subsequently purchased by Compass Group, PLC, “Compass”), have sponsored the Morrison Restaurants Inc. Retirement Plan (the "Retirement Plan"). Effective December 31, 1987, the Retirement Plan was amended so that no additional benefits would accrue and no new participants may enter the Retirement Plan after that date. Participants receive benefits based upon salary and length of service.

Our total contributions to the Retirement Plan approximated $0.7 million, $2.0 million, and $1.9 million in fiscal 2006, 2005, and 2004, respectively. RTI contributions to the Retirement Plan for fiscal 2007 are projected to be $2.2 million.

Piccadilly has withdrawn from the Retirement Plan in connection with its bankruptcy. Subsequent to year end, the assets and obligations attributable to Morrison Management Specialists, Inc. participants, as well as participants formerly with Morrison Fresh Cooking, Inc. who were allocated to Compass following Piccadilly’s bankruptcy (see discussion below), were spun out of the Retirement Plan and into a separate plan maintained by Compass. Following the spin-off, RTI became the sole sponsor of the Retirement Plan. See Note 10 to the Consolidated Financial Statements for additional information.

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

Piccadilly Pension Plans

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

The ultimate amount of Piccadilly liability which RTI will absorb relative to defined benefit pension plan obligations for which Piccadilly was principally liable will not be known until the completion of Piccadilly’s bankruptcy proceedings. This amount could be higher or lower than the amounts accrued based on management’s estimate at June 6, 2006. See Note 9 to the Consolidated Financial Statements for further discussion of the Piccadilly bankruptcy, including the subsequent sale of Piccadilly, and its impact on us.

Postretirement Medical and Life Benefits

Our Postretirement Medical and Life Benefits plans provide medical benefits to substantially all retired employees and life insurance benefits to certain retirees. The medical plan requires retiree cost sharing provisions that are more substantial for employees who retire after January 1, 1990.

The following tables detail the components of net periodic benefit cost and the amounts recognized in our Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the "Pension Plans") and the Postretirement Medical and Life Benefits plans (in thousands):

	Pension Benefits
	2006	2005	2004

Service cost	$398	$381	$268
Interest cost	2,092	2,186	1,801
Expected return on plan assets	(590)	(516)	(239)
Amortization of transition obligation	16	53	53
Amortization of prior service cost	327	327	65
Recognized actuarial loss	1,107	863	1,068
Net periodic benefit cost	$3,350	$3,294	$3,016

	Postretirement Medical and Life Benefits
	2006	2005	2004

Service cost	$13	$13	$13
Interest cost	73	67	73
Amortization of prior service cost	(16)	(16)	(7)
Recognized actuarial loss	64	38	37
Net periodic benefit cost	$134	$102	$116

Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are set forth below (in thousands):

	Pension Benefits	Postretirement Medical and Life Benefits

2007	$2,616	$153
2008	2,518	157
2009	2,449	150
2010	2,427	158
2011	2,962	172
2012-2016	14,921	813

Expected benefits are estimated based on the same assumptions used to measure our benefit obligation on our measurement date of March 31, 2006 and, where applicable, include benefits attributable to estimated further employee service.

The change in benefit obligation and plan assets and reconciliation of funded status is as follows (in thousands):

	Pension Benefits		Postretirement Medical and Life Benefits
	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$37,544	$37,612	$1,338	$1,182
Service cost	398	381	13	13
Interest cost	2,092	2,186	73	67
Actuarial (gain)/loss	(503)	(251)	752	197
Benefits paid	(2,431)	(2,384)	(132)	(121)
Benefit obligation at end of year	$37,100	$37,544	$2,044	$1,338

Change in plan assets:
Fair value of plan assets at beginning
of year	$6,967	$6,361	$0	$0
Actual return on plan assets	861	(31)
Employer contributions	2,175	3,021	132	121
Benefits paid	(2,431)	(2,384)	(132)	(121)
Fair value of plan assets at end
of year	$7,572	$6,967	$0	$0

Reconciliation of funded status:
Funded status	$(29,528)*	$(30,577)*	$(2,044)	$(1,338)
Employer contributions	969 **	766 **	25	38
Unrecognized net actuarial loss	13,281	15,512	1,594	906
Unrecognized transition obligation		16
Unrecognized prior service cost	2,055	2,382	(48)	(64)
Accrued benefit cost	$(13,223)	$(11,901)	$(473)	$(458)

Accrued benefit cost by plan:
Retirement Plan	$4,600	$4,559
Executive Supplemental Pension Plan	(14,327)	(13,213)
Management Retirement Plan	(3,496)	(3,247)
	$(13,223)	$(11,901)

*

The funded status reflected above includes the liabilities attributable to all of the Pension Plans but only the assets of the Retirement Plan as the other two plans are not considered funded for ERISA purposes. To provide a source for the payment of benefits under the Executive Supplemental Pension Plan and the Management Retirement Plan, we own whole-life insurance contracts on some of the participants. The cash value of these policies net of policy loans was $24.6 million and $22.5 million at June 6, 2006 and May 31, 2005, respectively. We maintain a rabbi trust to hold the policies and death benefits as they are received.
**

Fiscal 2006 and 2005 employer contributions totaling $1.0 million and $0.8 million, respectively, were made to the applicable pension plan trust after the March 31, 2006 and March 31, 2005 measurement dates but before June 6, 2006 and May 31, 2005, respectively.

Amounts recognized in the Consolidated Balance Sheets consist of (in thousands):

	Pension Benefits		Postretirement Medical and Life Benefits
	2006	2005	2006	2005

Accrued benefit liability	$(27,277)	$(28,787)	$(473)	$(458)
Intangible asset	2,055	2,398
Accumulated other comprehensive loss	11,999	14,488
Net amount recognized at year-end	$(13,223)	$(11,901)	$(473)	$(458)

Other comprehensive gain attributable
to change in additional minimum
liability recognition	$(2,489)	$(272)	$0	$0

Minimum funding for the Morrison Restaurants Inc. Retirement Plan is determined in accordance with the guidelines set forth in employee benefit and tax laws. From time to time we may contribute additional amounts as we deem appropriate. Based on calculations received from our actuary, we estimate that we will make contributions of $2.2 million to the Retirement Plan in fiscal 2007.

The Retirement Plan’s assets are held in trust and were allocated as follows on March 31, 2006, the measurement date:

	Target Allocation	Actual Allocation
Equity securities	60-80%	73%
Fixed income securities	20-40%	15%
Cash and cash equivalents	0%	12%

Total	100%	100%

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

As noted above, we own whole-life insurance contracts in order to provide a source of funding for the Executive Supplemental Pension Plan and the Management Retirement Plan. Benefits payable under these two plans are paid from a rabbi trust which holds the insurance contracts. The Company will on occasion contribute additional amounts into the rabbi trust in the event of a liquidity shortfall. We currently project that benefit payments from the rabbi trust for these two plans will approximate $1.5 million in fiscal 2007.

Additional year-end information for the pension plans which have benefit obligations in excess of plan assets (in thousands):

	Pension Benefits		Postretirement Medical and Life Benefits
	2006	2005	2006	2005
Projected benefit obligation	$37,100	$37,544	$2,044	$1,338
Accumulated benefit obligation	35,819	36,520	2,044	1,338
Fair value of plan assets	7,572	6,967	0	0

The assumptions used to compute the information above are set forth below:

	Pension Benefits
	2006	2005	2004
Discount rate	6.00%	5.75%	6.00%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.50%	3.00%	4.00%

	Postretirement Medical Benefits
	2006	2005	2004
Discount rate	6.0%	5.75%	6.00%

We currently are assuming a gross medical trend rate of 11.0% for fiscal 2007. A change in this rate of 1.0% would have no significant effect on either our net periodic postretirement benefit expense or our accrued postretirement benefits liability.

The discount rate of 6.0% was determined using the Moody’s AA Corporate Bond Rate as the benchmark. For the March 31, 2006 measurement date, the rate was 5.84%. This rate was annualized to reflect semi-annual coupons and rounded to the nearest quarter percent.

8. Capital Stock and Option Plans

Preferred Stock - RTI is authorized, under its Certificate of Incorporation, to issue up to 250,000 shares of preferred stock with a par value of $0.01. These shares may be issued from time to time in one or more series. Each series will have dividend rates, rights of conversion and redemption, liquidation prices, and other terms or conditions as determined by the Board of Directors. No preferred shares have been issued as of June 6, 2006.

The Ruby Tuesday, Inc. Stock Incentive and Deferred Compensation Plan for Directors - Under the Ruby Tuesday, Inc. Stock Incentive and Deferred Compensation Plan for Directors, non-employee directors are awarded an option to purchase 8,000 shares of common stock per year. Options issued under the Plan become vested after thirty months and are exercisable until five years after the grant date.

Prior to fiscal 2006, our non-employee directors had the opportunity to defer the receipt of their retainer fees or to use their retainer fees for the purchase of RTI shares. The Plan provided that the directors must use 60% of their retainer to purchase RTI stock if they had not attained a specified level of RTI stock ownership. Each director purchasing stock received additional shares equal to 15% of the shares purchased and three times the total shares in options, which vested after six months and were thereafter exercisable until five years after the grant date. Future option grants and options granted under the Plan during fiscal 2006 are not subject to these provisions.

All options awarded under the Plan have been at the fair market value at the time of grant. A Committee, appointed by the Board, administers the Plan. At June 6, 2006, we had reserved 600,000 shares of common stock under this Plan, 306,000 of which were subject to options outstanding.

The Ruby Tuesday, Inc. 2003 Stock Incentive Plan - A Committee, appointed by the Board, administers the Ruby Tuesday, Inc. 2003 Stock Incentive Plan (“2003 SIP”), formerly called the Ruby Tuesday, Inc. 1996 Non-Executive Stock Incentive Plan, and has full authority in its discretion to determine the key employees and officers to whom stock incentives are granted and the terms and provisions of stock incentives. Option grants under the Plan can have varying vesting provisions and exercise periods as determined by such Committee. Options granted under the Plan vest in periods ranging from immediate to fiscal 2011, with the majority vesting 24 or 30 months following the date of grant, and the majority expiring five, but some up to ten, years after grant. The Plan permits the Committee to make awards of shares of common stock, awards of stock options or other derivative securities related to the value of the common stock, and certain cash awards to eligible persons. These discretionary awards may be made on an individual basis or for the benefit of a group of eligible persons. All options awarded under the Plan have been at the fair market value at the time of grant.

In October 2005, the Company awarded 50,000 restricted shares to its Senior Vice President, Operations under the terms of the 2003 SIP. The restricted shares awarded vest evenly over the third, fourth, and fifth anniversaries of the grant. The fair value of the restricted share award was based on the fair market value at the time of grant. At June 6, 2006, unrecognized compensation expense related to the restricted stock grant totaled approximately $0.9 million and will be recognized over the vesting periods which end in October 2010.

At June 6, 2006, we had reserved a total of 10,482,000 shares of common stock for the 2003 SIP, 8,140,000 of which were subject to options outstanding.

The following table summarizes the activity in options under these stock option plans (in thousands, except per-share data):

		2006		2005		2004
		Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
	Options	Price	Options	Price	Options	Price
Beginning of year	9,108	$23.17	8,603	$22.07	8,784	$16.63
Granted	1,697	$29.34	1,498	$25.53	2,289	$32.03
Exercised	(2,277)	$19.66	(613)	$12.03	(2,297)	$11.49
Forfeited	(82)	$26.01	(380)	$25.41	(173)	$18.19
End of year	8,446	$25.33	9,108	$23.17	8,603	$22.07

Exercisable	4,749	$25.39	5,557	$24.95	2,909	$18.30
Weighted average fair value of options granted during the year	$ 8.55		$ 8.01		$ 10.98

The following table summarizes information about stock options outstanding and exercisable at June 6, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$ 9.47 - $18.00	1,852	1.88	$ 16.39	1,451	$ 17.90
$18.01 - $21.00	286	4.93	$ 18.70	84	$ 19.32
$21.01 - $24.00	1,245	1.04	$ 23.14	1,189	$ 23.22
$24.01 - $27.00	1,628	3.82	$ 25.31	98	$ 24.62
$27.01 - $30.00	216	3.31	$ 28.20	124	$ 28.49
$30.01 - $33.00	3,219	3.70	$ 31.72	1,803	$ 32.97
$ 9.47 - $33.00	8,446	2.96	$ 25.33	4,749	$ 25.39

9. Commitments and Contingencies

At June 6, 2006, we had certain third-party guarantees, which primarily arose in connection with our franchising and divestiture activities. The majority of these guarantees expire through fiscal 2013. Generally, we are required to perform under these guarantees in the event that a third-party fails to make contractual payments or, in the case of franchise partnership debt guarantees, achieve certain performance measures.

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

As discussed in Note 2 to the Consolidated Financial Statements, during fiscal 2005, RTI acquired the remaining membership interests of four franchise partnerships. Two other franchise partnerships were converted into traditional franchises, which, along with one existing traditional franchisee, are now under common control of the franchisee. All amounts outstanding under programs partially guaranteed by RTI were settled as part of the individual transactions.

As of June 6, 2006, the amounts guaranteed under the Franchise Facility, the Cancelled Facility, and the Franchise Development Facility were $35.4 million, $1.0 million, and $6.8 million, respectively.  The guarantees associated with the Franchise Development Facility are collateralized by a $6.8 million letter of credit.  As of May 31, 2005, the amounts guaranteed under the Franchise Facility, the Cancelled Facility, and the Franchise Development Facility were $27.9 million, $1.1 million, and $0.6 million, respectively.  Unless extended, guarantees under these programs will expire at various dates from August 2006 through June 2013. To our knowledge, all of the franchise partnerships are current in the payment of their obligations due under these credit facilities. We have recorded liabilities totaling $0.7 million and $0.6 million as of June 6, 2006 and May 31, 2005, respectively, related to these guarantees.  These amounts were determined based on amounts to be received from the franchise partnerships as consideration for the guarantees. We believe these amounts approximate the fair value of the guarantees.

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

In addition, on March 4, 2004, Piccadilly withdrew as a sponsor of the Retirement Plan with the approval of the bankruptcy court. Following the transfer of assets and obligations attributable to MHC participants and a number of MFC participants to a separate retirement plan maintained by Compass following the end of fiscal 2006, RTI became the sole sponsor or the Retirement Plan.

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

During fiscal 2004, we recorded a liability of $4.2 million for the retirement plans’ collective divestiture guarantees for which MFC was originally responsible under the divestiture guarantee agreements, comprised of $1.8 million related to the Retirement Plan (the qualified plan) and $2.4 million (in the aggregate) attributable to the Management Retirement Plan and the Executive Supplemental Pension Plan previously maintained by MFC (the two non-qualified plans). These amounts were determined in consultation with the plans’ actuary, and assumed no recovery from the bankruptcy proceeding. As of June 6, 2006, we have received two partial settlements of the Piccadilly bankruptcy, $1.0 million in December 2004 and $0.3 million in December 2005. The Company hopes to recover further amounts upon final settlement of the bankruptcy. The actual amount we may be ultimately required to pay could be lower if there is any further recovery in the bankruptcy proceeding, or could be higher if more valid participants are identified or if actuarial assumptions are ultimately proven inaccurate.

Also, since fiscal 2004, we have made payments to the Retirement Plan trust on behalf of employees of MFC. Because we have integrated the Piccadilly census data into our own, we no longer track the liability for MFC Retirement Plan benefits separately from the liability due RTI participants.

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

We estimated our divestiture guarantees related to MHC at June 6, 2006 to be $4.8 million for employee benefit plans and $0.1 million for the workers’ compensation and general liability claims. In addition, we remain contingently liable for MFC’s portion (estimated to be $3.9 million) of the employee benefit plan and workers’ compensation obligations and general liability claims for which MHC is currently responsible under the divestiture guarantee agreements. We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

See Note 5 for information regarding the default on certain Tia’s Tex-Mex restaurants leases for which the Company may have primary or contingent liability.

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

At June 6, 2006, RTI was committed under letters of credit totaling $18.3 million issued primarily in connection with our workers’ compensation and casualty insurance programs. As previously noted, a letter of credit totaling $6.8 million was issued to secure the guarantee outstanding under the Franchise Development Facility.

Litigation

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending legal proceedings will not have a material adverse effect on our operations, financial position or liquidity.

Employment Agreement

RTI has an employment agreement with Samuel E. Beall, III, pursuant to which Mr. Beall has agreed to serve as Chief Executive Officer of the Company until June 18, 2010. Pursuant to this agreement, Mr. Beall is compensated at a base salary (adjusted annually based on various Company or market factors) and is also entitled to an annual bonus opportunity and a long-term incentive compensation program, which currently includes stock option grants and life insurance coverage. Mr. Beall’s employment agreement provides for certain severance payments to be made in the event of a termination other than for cause, or a change in control. The agreement defines the circumstances which will constitute a change in control. If the severance payments had been due as of June 6, 2006, we would have been required to make payments totaling approximately $10.6 million.

Purchase Commitments

The Company has minimum purchase commitments with various vendors. Outstanding commitments as of June 6, 2006 were approximately $175.7 million, a portion of which we believe will be purchased by certain franchisees. These obligations consist of construction projects, supplies, various types of meat, cheese, soups/sauces, paper products, and other food products, which are an integral part of the business operations of Ruby Tuesday, Inc.

10. Subsequent Events

As discussed further in Note 7 to the Consolidated Financial Statements, following the Piccadilly bankruptcy, RTI and Compass are the two remaining sponsors of the Retirement Plan. Assets and obligations attributable to Morrison Management Specialists, Inc. participants, as well as participants, formerly with Morrison Fresh Cooking, Inc, who were allocated to Compass following the bankruptcy, were spun out of the Retirement Plan effective June 30, 2006. Following Compass’s withdrawal, RTI remained the sole sponsor of the Retirement Plan.

On July 11, 2006, RTI acquired the remaining 50% partnership interests of RT Orlando for $3.0 million plus assumed debt, bringing the Company’s equity interest in this franchise to 100%. At the time of acquisition RT Orlando operated 17 Ruby Tuesday restaurants and had debt and capital leases totaling $8.7 million, none of which were payable to RTI. Included in the five year future minimum sub-lease payment table shown within Note 5 to the Consolidated Financial Statements is $4.9 million of future lease payments attributable as of June 6, 2006 to RT Orlando.

Also on July 12, 2006, the Company’s Board of Directors declared a semi-annual cash dividend of $0.25 per share payable August 8, 2006, to shareholders of record on July 24, 2006.

11. Supplemental Quarterly Financial Data (Unaudited)

Quarterly financial results for the years ended June 6, 2006 and May 31, 2005, are summarized below.

(In thousands, except per-share data)

	For the Year Ended June 6, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$308,223	$295,062	$338,643	$364,312	$1,306,240
Gross profit*	$77,626	$69,916	$91,198	$95,373	$334,113
Income before income taxes	$32,644	$25,756	$45,221	$47,337	$150,958
Provision for income taxes	11,001	8,320	15,029	15,631	49,981
Net income	$21,643	$17,436	$30,192	$31,706	$100,977

Earnings per share:
Basic	$0.34	$0.28	$0.51	$0.54	$1.67
Diluted	$0.34	$0.28	$0.50	$0.53	$1.65

	For the Year Ended May 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$267,523	$258,218	$289,163	$295,390	$1,110,294
Gross profit*	$74,509	$66,196	$78,145	$76,944	$295,794
Income before income taxes	$45,291	$30,265	$40,835	$38,555	$154,946
Provision for income taxes	16,204	10,551	13,295	12,598	52,648
Net income	$29,087	$19,714	$27,540	$25,957	$102,298

Earnings per share:
Basic	$0.45	$0.30	$0.43	$0.41	$1.59
Diluted	$0.44	$0.30	$0.42	$0.40	$1.56

* We define gross profit as revenue less cost of merchandise, payroll and related costs, and other restaurant operating costs.

As discussed further in Note 1 to the Consolidated Financial Statements, the fourth quarter of fiscal 2006 contained 14 weeks. All other quarters presented above contained 13 weeks.

Ruby Tuesday, Inc. common stock is publicly traded on the New York Stock Exchange under the ticker symbol RI. The following table sets forth the reported high and low prices of the common stock and cash dividends paid thereon for each quarter during fiscal 2006 and 2005.

Fiscal Year Ended June 6, 2006				Fiscal Year Ended May 31, 2005
			Per Share				Per Share
			Cash				Cash
Quarter	High	Low	Dividends	Quarter	High	Low	Dividends
First	$26.80	$22.14	2.25¢	First	$29.71	$26.04	2.25¢
Second	$24.87	$20.48	--	Second	$28.67	$22.63	--
Third	$29.49	$24.28	2.25¢	Third	$27.93	$23.60	2.25¢
Fourth	$32.98	$26.70	--	Fourth	$25.75	$22.13	--

As of July 31, 2006, there were approximately 4,306 holders of record of the Company’s common stock.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Ruby Tuesday, Inc.:

We have audited the accompanying consolidated balance sheets of Ruby Tuesday, Inc. and subsidiaries (the “Company”) as of June 6, 2006 and May 31, 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 6, 2006. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ruby Tuesday, Inc. and subsidiaries as of June 6, 2006 and May 31, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended June 6, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 6, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 7, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Louisville, Kentucky

August 7, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Ruby Tuesday, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A, that Ruby Tuesday, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 6, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 6, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 6, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 6, 2006 and May 31, 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended June 6, 2006, and our report dated August 7, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Louisville, KY

August 7, 2006

Item 9. Changes in and Disagreements with Accountants on

Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are operating effectively and properly designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure in the reports filed or submitted under the Securities Exchange Act of 1934, as amended.

Management’s Report on Internal Control over Financial Reporting

Under Section 404 of The Sarbanes-Oxley Act of 2002, our management is required to assess the effectiveness of the Company's internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether the Company's internal control over financial reporting is effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of June 6, 2006. In this assessment, the Company applied criteria based on the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company's assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of June 6, 2006.

KPMG LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has also audited our management's assessment of the effectiveness of the Company's internal control over financial reporting and the effectiveness of the Company's internal control over financial reporting as of June 6, 2006 as stated in their report filed herein.

Changes in Internal Controls

During the fiscal quarter ended June 6, 2006, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Company

The information required by this Item 10 regarding the directors of the Company is incorporated herein by reference to the information set forth in the table entitled “Director and Director Nominee Information” under “Election of Directors” in the definitive proxy statement of the Company (the “Proxy Statement”) relating to the Company’s annual meeting of shareholders to be held on October 11, 2006 (the “Annual Meeting”).

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

The information required by this Item 12 is incorporated herein by reference to the information set forth in the table captioned “Beneficial Ownership of Common Stock” and the information set forth under the caption “Equity/Retirement Compensation Plan Information” in the Proxy Statement relating to the Annual Meeting.

Item 13. Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated herein by reference to the information set forth under the caption “Related Party Transactions” in the Proxy Statement relating to the Annual Meeting.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the information set forth under the caption “Accountants Fees and Expenses” in the Proxy Statement relating to the Annual Meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)  The following documents are filed as part of this report:

1.	Financial Statements:
The financial statements of the Company and its subsidiaries are listed in the accompanying “Index to
Consolidated Financial Statements” on page 34.
2.	Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts for the Years Ended June 6, 2006, May 31, 2005, and
June 1, 2004 (in thousands):

		Charged/	Charged/
	Balance at	(Credited)	(Credited)
	Beginning	to Costs	to other		Balance at
Description	of Period	and Expenses	Accounts	Write-offs	End of Period
			(a)	(b)
Allowance for Doubtful Notes

Fiscal Year Ended June 6, 2006	$ 3,854	$ 2,046		$(282)	$ 5,618

Fiscal Year Ended May 31, 2005	5,655	632	$(2,433)		3,854

Fiscal Year Ended June 1, 2004	5,655				5,655

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

(b)	During fiscal 2006, $0.3 million in allowance for doubtful notes as well as the corresponding note receivable from a third party were written-off as the note was deemed uncollectible.
3.	Exhibits:

The exhibits filed with or incorporated by reference in this report are listed on the Exhibit Index beginning on page 70.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.
Date: August 7, 2006	By: /s/ Samuel E. Beall, III
Samuel E. Beall, III
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Position	Date
/s/ Samuel E. Beall, III Samuel E. Beall, III	Chairman of the Board, President and Chief Executive Officer	Date: August 7, 2006

/s/ Marguerite N. Duffy Marguerite N. Duffy	Senior Vice President, Chief Financial Officer	Date: August 7, 2006

/s/ John B. McKinnon John B. McKinnon	Director	Date: August 7, 2006

/s/ Dr. Donald Ratajczak Dr. Donald Ratajczak	Director	Date: August 7, 2006

/s/ Claire L. Arnold Claire L. Arnold	Director	Date: August 7, 2006

/s/ James A. Haslam, III James A. Haslam, III	Director	Date: August 7, 2006

/s/ Bernard Lanigan Jr. Bernard Lanigan Jr.	Director	Date: August 7, 2006

/s/ Stephen I. Sadove Stephen I. Sadove	Director	Date: August 7, 2006

Kevin T. Clayton	Director	Date: August 7, 2006

RUBY TUESDAY, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended, of Ruby Tuesday, Inc. (1)

3.2	Bylaws, as amended, of Ruby Tuesday, Inc. (2)

4.1	Specimen Common Stock Certificate. (1)

4.2	Articles of Incorporation, as amended, of Ruby Tuesday, Inc. (filed as Exhibit 3.1 hereto).

4.3	Bylaws, as amended, of Ruby Tuesday, Inc. (filed as Exhibit 3.2 hereto).

10.1	Ruby Tuesday, Inc. Executive Supplemental Pension Plan, restated as of July 1, 1999.* (3)

10.2	First Amendment, dated as of April 9, 2001, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan.* (4)

10.3	Second Amendment, dated as of April 10, 2002, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan.* (5)

10.4	Third Amendment, dated as of September 18, 2003, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan.* (6)

10.5	Fourth Amendment, dated as of June 29, 2004, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan.* (7)

10.6	Fifth Amendment, dated as of January 5, 2005, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan.* (8)

10.7	Sixth Amendment, dated as of October 17, 2005, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan.*(9)

10.8	Morrison Restaurants Inc. Stock Incentive and Deferred Compensation Plan for Directors together with First Amendment, dated as of June 29, 1995.* (10)

10.9	Form of Second Amendment to Stock Incentive and Deferred Compensation Plan for Directors.* (11)

10.10	Form of Third Amendment to Stock Incentive and Deferred Compensation Plan for Directors.* (12)

10.11	Fourth Amendment, dated as of July 8, 2002, to the Stock Incentive and Deferred Compensation Plan for Directors.* (13)

10.12	Fifth Amendment, dated as of July 6, 2005, to the Stock Incentive and Deferred Compensation Plan for Directors.* (14)

10.13	Ruby Tuesday, Inc. 2003 Stock Incentive Plan (formerly the 1996 Non-Executive Stock Incentive Plan (formerly the Morrison Restaurants Inc. 1993 Non-Executive Stock Incentive Plan)).* (15)

10.14	First Amendment, dated as of July 6, 2005, to the 2003 Stock Incentive Plan.* +

10.15	Reserved

10.16

Morrison Restaurants Inc. Deferred Compensation Plan, as restated effective January 1, 1994, together with amended and restated Trust Agreement, dated as of December 1, 1992, to Deferred Compensation Plan.* (18)

10.17	Morrison Restaurants Inc. Management Retirement Plan together with First Amendment, dated as of June 30, 1994 and Second Amendment, dated as of July 31, 1995.* (19)

10.18	Form of Third Amendment to Management Retirement Plan.* (20)

10.19	Form of Fourth Amendment to Management Retirement Plan.* (21)

10.20	Form of Fifth Amendment to Management Retirement Plan.* (22)

10.21	Sixth Amendment, dated as of April 9, 2001, to the Ruby Tuesday, Inc. Management Retirement Plan.* (23)

10.22	Seventh Amendment (dated as of October 5, 2004) to the Ruby Tuesday Inc. Management Retirement Plan.* (24)

10.23	Form of Morrison Restaurants Inc. Retirement Plan.* (25)

10.24	Form of First Amendment to the Morrison Restaurants Inc. Retirement Plan.* (26)

10.25	Form of Second Amendment to Retirement Plan.* (27)

10.26	Third Amendment, dated as of July 10, 2000, to the Morrison Retirement Plan.* (28)

10.27	Fourth Amendment, dated as of March 21, 2002, to the Morrison Retirement Plan.* (29)

10.28	Fifth Amendment, dated as of December 17, 2002, to Morrison Retirement Plan.* (30)

10.29	Sixth Amendment, dated as of February 16, 2004, to the Morrison Retirement Plan.* (31)

10.30	Seventh Amendment (dated as of October 5, 2004) to the Morrison Retirement Plan.* (32)

10.31	Executive Group Life and Executive Accidental Death and Dismemberment Plan.* (33)

10.32	Morrison Restaurants Inc. Executive Life Insurance Plan.* (34)

10.33	Form of First Amendment to the Morrison Restaurants Inc. Executive Life Insurance Plan.* (35)

10.34	Second Amendment (dated as of January 1, 2004) to the Ruby Tuesday Inc. Executive Life Insurance Plan (formerly the Morrison Restaurants Inc. Executive Life Insurance Plan).* (36)

10.35	Ruby Tuesday Inc. Executive Life Insurance Premium Plan dated as of January 1, 2004.* (37)

10.36	Ruby Tuesday, Inc. 1996 Stock Incentive Plan, restated as of September 30, 1999.* (38)

10.37	First Amendment, dated as of July 10, 2000, to the restated Ruby Tuesday, Inc. 1996 Stock Incentive Plan.* (39)

10.38	Indenture, dated as of April 9, 2001, to the Ruby Tuesday, Inc. Salary Deferral Plan.* (40)

10.39	First Amendment, dated as of February 11, 2002, to the Ruby Tuesday, Inc. Salary Deferral Plan.* (41)

10.40	Second Amendment, dated as of December 9, 2002, to the Ruby Tuesday, Inc. Salary Deferral Plan.* (42)

10.41	Third Amendment, dated as of December 8, 2004, to the Ruby Tuesday, Inc. Salary Deferral Plan (formerly the Morrison Restaurants Inc. Salary Deferral Plan).* (43)

10.42	Fourth Amendment, dated as of January 5, 2006, to the Ruby Tuesday, Inc. Salary Deferral Plan.* +

10.43	Ruby Tuesday, Inc. Deferred Compensation Plan Trust Agreement restated as of June 1, 2001.* (44)

10.44	First Amendment, dated as of June 10, 2002, to the Ruby Tuesday, Inc. Deferred Compensation Plan Trust Agreement.* (45)

10.45	Ruby Tuesday, Inc. Restated Deferred Compensation Plan, dated as of November 26, 2002.* (46)

10.46	Ruby Tuesday, Inc. 2005 Deferred Compensation Plan.* (47)

10.47	Incentive Bonus Plan for the Chief Executive Officer.* (48)

10.48	Form of Non-Qualified Stock Option Award and Terms and Conditions (ESOP).* (49)

10.49	Form of Non-Qualified Stock Option Award and Terms and Conditions (MSOP).* (50)

10.50	Form of Non-Qualified Stock Option Award and Terms and Conditions (Beall).* (51)

10.51	First Amendment, dated as of July 8, 2002, to Incentive Bonus Plan for the Chief Executive Officer.* (52)

10.52	Employment Agreement dated as of June 19, 1999, by and between Ruby Tuesday, Inc. and Samuel E. Beall, III.* (53)

10.53	First Amendment, dated as of January 9, 2003, to Employment Agreement by and between Ruby Tuesday, Inc. and Samuel E. Beall, III.* (54)

10.54	Reserved

10.55	Reserved

10.56	Reserved

10.57	Distribution Agreement, dated as of March 2, 1996, by and among Morrison Restaurants Inc., Morrison Fresh Cooking, Inc. and Morrison Health Care, Inc. (58)

10.58

Amended and Restated Tax Allocation and Indemnification Agreement, dated as of March 2, 1996, by and among Morrison Restaurants Inc., Custom Management Corporation of Pennsylvania, Custom Management Corporation, John C. Metz & Associates, Inc., Morrison International, Inc., Morrison Custom Management Corporation of Pennsylvania, Morrison Fresh Cooking, Inc., Ruby Tuesday, Inc., a Delaware corporation, Ruby Tuesday (Georgia), Inc., a Georgia corporation, Tias, Inc. and Morrison Health Care, Inc. (59)

10.59	Agreement Respecting Employee Benefit Matters, dated as of March 2, 1996, by and among Morrison Restaurants Inc., Morrison Fresh Cooking, Inc. and Morrison Health Care, Inc. (60)

10.60	License Agreement, dated as of March 2, 1996, between Ruby Tuesday (Georgia), Inc. and Morrison Health Care, Inc. (61)

10.61

Amended and Restated Operating Agreement of MRT Purchasing, LLC, dated as of March 2, 1996, by and among Morrison Restaurants Inc., Ruby Tuesday, Inc., Morrison Fresh Cooking, Inc. and Morrison Health Care, Inc. (62)

10.62	Reserved

10.63	Form of Non-Qualified Stock Option Award and Terms and Conditions (DSOP).* (76)

10.64	Form of Restricted Stock Award and Additional Terms and Conditions.* (77)

10.65	Reserved

10.66	Reserved

10.67	Trust Agreement (dated as of July 23, 2004) between Ruby Tuesday Inc. and U.S. Trust Company, N.A.* (68)

10.68	Master Distribution Agreement, dated as of December 9, 2003 by and between Ruby Tuesday, Inc. and PFG Customized Distribution (portions of which have been redacted pursuant to a confidential treatment request filed with the SEC). (69)

10.69	Reserved

10.70

Amended and Restated Revolving Credit Agreement dated as of November 19, 2004 among Ruby Tuesday, Inc., as Borrower, the lenders from time to time party hereto and Bank of America, N.A., as Administrative Agent, Issuing Bank, and Swingline Lender. (71)

10.71

Amended and Restated Loan Facility Agreement and Guaranty by and among Ruby Tuesday, Inc., Bank of America, N.A., as Servicer, Amsouth Bank, as Documentation Agent, SunTrust Bank, as Co-Syndication Agent, Wachovia Bank N.A., as Co-Syndication Agent, and each of the participants party hereto dated as of November 19, 2004, Banc of America Securities LLC as Lead Arranger. (72)

10.72	Amended and Restated Revolving Credit Note, Lender Commitment Agreement (dated as of November 7, 2005) and Commitment Schedule. (73)

10.73	Note Purchase Agreement, dated as of April 3, 2003, by and among Ruby Tuesday, Inc. and the Purchasers, together with forms of notes and subsidiary guaranty agreement. (74)

10.74	First Amendment, dated as of October 1, 2003, to Note Purchase Agreement, dated as of April 1, 2003, by and among Ruby Tuesday, Inc. and the Purchasers. (75)

21.1	Subsidiaries of Ruby Tuesday, Inc.+

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.+

31.1	Certification of Chairman of the Board, President, and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of Chairman of the Board, President, and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

Footnote	Description

*	Management contract or compensatory plan or arrangement.

+	Filed herewith.

(1)	Incorporated by reference to Exhibit of the same number to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(2)	Incorporated by reference to Exhibit of the same number to Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 30, 2004 by Ruby Tuesday, Inc. (File No. 1-12454).

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

(8)

Incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended May 31, 2005 filed with the Securities and Exchange Commission on August 2, 2005 (File No. 1-12454).

(9)

Incorporated by reference to Exhibit 99.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 9, 2006 by Ruby Tuesday, Inc. for the three month period ended November 29, 2005 (File No. 1-12454).

(10)

Incorporated by reference to Exhibit 10(c) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 3, 1995 filed with the Securities and Exchange Commission on September 1, 1995 (File No. 1-12454).

(11)	Incorporated by reference to Exhibit 10.29 to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(12)

Incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 3, 2003, filed with the Securities and Exchange Commission on August 15, 2003 (File No. 1-12454).

(13)

Incorporated by reference to Exhibit 99.5 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 15, 2003 by Ruby Tuesday, Inc. for the three month period ended December 3, 2002 (File No. 1-12454).

(14)

Incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended May 31, 2005, filed with the Securities and Exchange Commission on August 2, 2005 (File No. 1-12454).

(15)

Incorporated by reference to Exhibit 10(h) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 5, 1993 (File No. 0-1750) and by reference to Exhibit 10.10 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 1, 2004, filed with the Securities and Exchange Commission on July 30, 2004 (File No. 1-12454).

(16)	Reserved

(17)	Reserved

(18)	Incorporated by reference to Exhibit 10(i) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 5, 1993 (File No. 0-1750).

(19)	Incorporated by reference to Exhibit 10(n) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 3, 1995 (File No. 1-12454).

(20)	Incorporated by reference to Exhibit 10.32 to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(21)

Incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 3, 2003, filed with the Securities and Exchange Commission on August 15, 2003 (File No. 1-12454).

(22)

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

(24)

Incorporated by reference to Exhibit 99.5 to Form 10-Q filed with the Securities and Exchange Commission on January 10, 2005 by Ruby Tuesday, Inc. for the three month period ended November 30, 2004 (File No. 1-12454).

(25)

Incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 3, 2003, filed with the Securities and Exchange Commission on August 15, 2003 (File No. 1-12454).

(26)

Incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 3, 2003, filed with the Securities and Exchange Commission on August 15, 2003 (File No. 1-12454).

(27)	Incorporated by reference to Exhibit 10.35 to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(28)

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

(30)

Incorporated by reference to Exhibit 99.6 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 15, 2003 by Ruby Tuesday, Inc. for the three month period ended December 3, 2002 (File No. 1-12454).

(31)	Incorporated by reference to Exhibit 99.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 12, 2004 (File No. 1-12454).

(32)

Incorporated by reference to Exhibit 99.6 to Form 10-Q filed with the Securities and Exchange Commission on January 10, 2005 by Ruby Tuesday, Inc. for the three month period ended November 30, 2004 (File No. 1-12454).

(33)	Incorporated by reference to Exhibit 10(q) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 3, 1989 (File No. 0-1750).

(34)	Incorporated by reference to Exhibit 10(a)(a) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 4, 1994 (File No. 1-12454).

(35)

Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 3, 2003, filed with the Securities and Exchange Commission on August 15, 2003 (File No. 1-12454).

(36)

Incorporated by reference to Exhibit 99.2 to Form 10-Q filed with the Securities and Exchange Commission on January 10, 2005 by Ruby Tuesday, Inc. for the three month period ended November 30, 2004 (File No. 1-12454).

(37)

Incorporated by reference to Exhibit 99.1 to Form 10-Q filed with the Securities and Exchange Commission on January 10, 2005 by Ruby Tuesday, Inc. for the three month period ended November 30, 2004 (File No. 1-12454).

(38)

Incorporated by reference to Exhibit 99.1 to Form 10-Q filed with the Securities and Exchange Commission on October 18, 2000 by Ruby Tuesday, Inc. for the three month period ended September 3, 2000 (File No. 1-12454).

(39)

Incorporated by reference to Exhibit 99.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 18, 2000 by Ruby Tuesday, Inc. for the three month period ended September 3, 2000 (File No. 1-12454).

(40)

Incorporated by reference to Exhibit 10.43 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 5, 2001 filed with the Securities and Exchange Commission on August 31, 2001 (File No. 1-12454).

(41)

Incorporated by reference to Exhibit 99.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 19, 2002 by Ruby Tuesday, Inc. for the three month period ended March 5, 2002 (File No. 1-12454).

(42)

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

(44)

Incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 5, 2001 filed with the Securities and Exchange Commission on August 31, 2001 (File No. 1-12454).

(45)

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

(47)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2005 (File No. 1-12454).

(48)	Incorporated by reference to the Appendix to Ruby Tuesday, Inc.'s Proxy Statement for the 1999 Annual Meeting of Shareholders dated as of August 27, 1999 (File No. 1-12454).

(49)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2005 (File No. 1-12454).

(50)	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2005 (File No. 1-12454).

(51)	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2005 (File No. 1-12454).

(52)

Incorporated by reference to Exhibit 99.4 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 15, 2003 by Ruby Tuesday, Inc. for the three month period ended December 3, 2002 (File No. 1-12454).

(53)

Incorporated by reference to Exhibit 99.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 19, 2000 by Ruby Tuesday, Inc. for the three month period ended December 5, 1999 (File No. 1-12454).

(54)

Incorporated by reference to Exhibit 99.7 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 15, 2003 by Ruby Tuesday, Inc. for the three month period ended December 3, 2002 (File No. 1-12454).

(55)	Reserved

(56)	Reserved

(57)	Reserved

(58)	Incorporated by reference to Exhibit 10.23 to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(59)	Incorporated by reference to Exhibit 10.24 to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(60)	Incorporated by reference to Exhibit 10.25 to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(61)	Incorporated by reference to Exhibit 10.26 to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(62)	Incorporated by reference to Exhibit 10.27 to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(63)	Reserved

(64)	Reserved

(65)	Reserved

(66)	Reserved

(67)	Reserved

(68)

Incorporated by reference to Exhibit 99.3 to Form 10-Q filed with the Securities and Exchange Commission on January 10, 2005 by Ruby Tuesday, Inc. for the three month period ended November 30, 2004 (File No. 1-12454).

(69)	Incorporated by reference to Exhibit 99.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 12, 2004 (File No. 1-12454).

(70)	Reserved

(71)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2004 (File No. 1-12454).

(72)	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2004 (File No. 1-12454).

(73)

Incorporated by reference to Exhibit 99.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 9, 2006 by Ruby Tuesday, Inc. for the three month period ended November 29, 2005 (File No. 1-12454).

(74)	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2003 (File No. 1-12454).

(75)	Incorporated by reference to Exhibit 99.4 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 16, 2004 (File No. 1-12454).

(76)	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2005 (File No. 1-12454).

(77)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2005 (File No. 1-12454).