Form 10-Q
period 2006-09-05
RUBY TUESDAY INC
filed 2006-10-16
CIK 68270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  September 5, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to _________

RUBY TUESDAY, INC.

(Exact name of registrant as specified in charter)

GEORGIA	63-0475239
(State of incorporation or organization)	(I.R.S. Employer identification no.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

58,607,716
(Number of shares of common stock, $0.01 par value, outstanding as of October 10, 2006)

RUBY TUESDAY, INC.

 PART I — FINANCIAL INFORMATION

ITEM 1.

RUBY TUESDAY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	SEPTEMBER 5, 2006	JUNE 6, 2006
	(NOTE A)
Assets
Current assets:
Cash and short-term investments	$ 16,486	$ 22,365
Accounts and notes receivable, net	11,563	12,020
Inventories:
Merchandise	11,075	10,127
China, silver and supplies	7,564	7,301
Income tax receivable	–	374
Deferred income taxes	972	2,343
Prepaid rent and other expenses	14,666	10,977
Assets held for sale	8,138	12,833
Total current assets	70,464	78,340
Property and equipment, net	1,020,372	984,127
Goodwill	17,011	17,017
Notes receivable, net	19,292	21,009
Other assets	71,006	71,075
Total assets	$ 1,198,145	$ 1,171,568
Liabilities & shareholders’ equity
Current liabilities:
Accounts payable	$ 43,008	$ 39,614
Accrued liabilities:
Taxes, other than income taxes	18,314	19,987
Payroll and related costs	12,020	15,739
Insurance	6,523	6,202
Deferred revenue – gift cards/certificates	5,582	6,537
Rent and other	21,913	18,458
Current portion of long-term debt, including capital leases	2,171	1,461
Income tax payable	8,218	–
Total current liabilities	117,749	107,998
Long-term debt and capital leases, less current maturities	383,536	375,639
Deferred income taxes	47,270	49,727
Deferred escalating minimum rent	38,242	37,535
Other deferred liabilities	74,407	73,511
Total liabilities	661,204	644,410
Commitments and contingencies (Note K)
Shareholders’ equity:
Common stock, $0.01 par value; (authorized 100,000 shares;
issued 58,209 shares at 9/05/06; 58,191 shares at 6/06/06)	582	582
Capital in excess of par value	8,923	7,012
Retained earnings	534,673	527,672
Deferred compensation liability payable in
Company stock	4,449	4,428
Unearned compensation	–	(871)
Company stock held by Deferred Compensation Plan	(4,449)	(4,428)
Accumulated other comprehensive loss	(7,237)	(7,237)
	536,941	527,158
Total liabilities & shareholders’ equity	$ 1,198,145	$ 1,171,568

The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	THIRTEEN WEEKS ENDED
	SEPTEMBER 5, 2006	AUGUST 30, 2005

	(NOTE A)
Revenue:
Restaurant sales and operating revenue	$ 334,811	$ 304,343
Franchise revenue	3,848	3,880
	338,659	308,223
Operating costs and expenses:
Cost of merchandise	89,670	81,643
Payroll and related costs	103,543	95,729
Other restaurant operating costs	61,232	53,225
Depreciation and amortization	18,382	17,174
Selling, general and administrative,
net of support service fee income
totaling $3,098 in 2007 and
$3,250 in 2006	29,427	25,959
Equity in (earnings) of unconsolidated
franchises	(68)	(64)
Interest expense, net	4,294	1,913
	306,480	275,579
Income before income taxes	32,179	32,644
Provision for income taxes	10,629	11,001
Net income	$ 21,550	$ 21,643
Earnings per share:
Basic	$ 0.37	$ 0.34
Diluted	$ 0.37	$ 0.34

Weighted average shares:
Basic	58,141	63,529
Diluted	58,521	64,290

Cash dividends declared per share	$ 0.25	$ 0.0225

The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	THIRTEEN WEEKS ENDED
	SEPTEMBER 5, 2006	AUGUST 30, 2005

	(NOTE A)
Operating activities:
Net income	$ 21,550	$ 21,643
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	18,382	17,174
Amortization of intangibles	92	71
Provision for bad debts	(344)	286
Deferred income taxes	(1,086)	1,653
Gain on disposition of assets, net of impairments	(1,286)	(412)
Equity in (earnings) of unconsolidated franchises	(68)	(64)
Distributions received from unconsolidated franchises	287	200
Share-based compensation expense	2,309	–
Income tax benefit from exercise of stock options	(49)	141
Other	8	2
Changes in operating assets and liabilities:
Receivables	1,100	486
Inventories	(724)	307
Income tax payable	8,641	4,857
Prepaid and other assets	(3,222)	(2,329)
Accounts payable, accrued and other liabilities	790	(565)
Net cash provided by operating activities	46,380	43,450
Investing activities:
Purchases of property and equipment	(40,624)	(44,945)
Acquisition of franchise entities	(3,002)	–
Proceeds from disposal of assets	6,561	2,214
Other, net	(995)	(2,274)
Net cash used by investing activities	(38,060)	(45,005)
Financing activities:
Proceeds from long-term debt	2,200	3,700
Principal payments on long-term debt	(2,289)	(4,313)
Proceeds from issuance of stock, including treasury stock	404	822
Income tax benefit from exercise of stock options	49	–
Stock repurchases	(14)	(9,900)
Dividends paid	(14,549)	(1,427)
Net cash used by financing activities	(14,199)	(11,118)

Decrease in cash and short-term investments	(5,879)	(12,673)
Cash and short-term investments:
Beginning of year	22,365	19,787
End of quarter	$ 16,486	$ 7,114
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amount capitalized	$ 3,125	$ 852
Income taxes, net	$ 3,097	$ 4,392
Significant non-cash investing and financing activities:
Assumption of debt and capital leases related to franchise
partnership acquisitions	$ 8,696	–
Reclassification of properties to assets held for sale or receivables	–	$ 2,577

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI”, “we” or the “Company”), owns and operates Ruby Tuesday® casual dining restaurants. We also franchise the Ruby Tuesday concept in selected domestic and international markets. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the 13-week period ended September 5, 2006 are not necessarily indicative of results that may be expected for the year ending June 5, 2007.

Certain prior year condensed consolidated statement of cash flow amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income.

The condensed consolidated balance sheet at June 6, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in RTI’s Annual Report on Form 10-K for the fiscal year ended June 6, 2006.

NOTE B – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. The computation of diluted earnings per share gives effect to options and restricted stock outstanding during the applicable periods. The effect of stock options increased the diluted weighted average shares outstanding by approximately 0.4 million and 0.8 million for the 13 weeks ended September 5, 2006 and August 30, 2005, respectively.

Stock options with an exercise price greater than the average market price of our common stock and certain options with unrecognized compensation expense do not impact the computation of diluted earnings per share because the effect would be antidilutive. For the 13 weeks ended September 5, 2006 and August 30, 2005, there were 4.9 million and 3.4 million unexercised options, respectively, that were excluded from the computation of diluted earnings per share.

NOTE C – SHARE-BASED EMPLOYEE COMPENSATION

Adoption of New Accounting Pronouncement

In the first quarter of fiscal 2007, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)” or the “Statement”) which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), supersedes APB 25, “Accounting for Stock Issued to Employees”, and related interpretations and amends SFAS No. 95, “Statement of Cash Flows”. SFAS 123(R) requires that compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance based awards, share appreciation rights, and employee share purchase plans.

In accordance with the Financial Accounting Standards Board Staff Position SFAS 123(R) – 3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards”, the Company has elected the alternative transition method to calculate the beginning balance of the pool of excess tax benefits. The beginning balance of excess tax benefits was calculated as the sum of all net increases in additional paid-in capital related to tax benefits from share-based employee compensation, less the incremental share-based after-tax compensation costs that would have been recognized if the fair value recognition provisions of SFAS 123 had been used to account for share-based compensation costs.

The Company adopted SFAS 123(R) using a modified version of prospective application effective June 7, 2006, the beginning of our 2007 fiscal year. Under this transition method, compensation cost is recognized for (1) all awards granted after the required effective date and for awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for either recognition or pro forma disclosures under SFAS 123. The adoption of SFAS 123(R) resulted in additional share-based compensation expense for the thirteen weeks ended September 5, 2006 of $2.2 million, which is net of $0.1 million of capitalized construction cost related to new restaurant construction. The income tax benefit recognized for share-based compensation expense was $0.9 million. The net impact of adoption of SFAS 123(R) was a reduction of both basic and fully diluted earnings of $0.02 per share, and a negligible decrease in cash flows from operating activities offset by a similar negligible increase in cash flows from financing activities for the quarter ended September 5, 2006.

Prior to fiscal 2007, we measured compensation expense related to share-based compensation using the intrinsic value method. Accordingly, no share-based employee compensation cost was reflected in net income if the exercise price of the option equaled or exceeded the fair value of the stock on the date of grant. Had compensation expense for our stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS 123(R) for the first quarter of fiscal 2006, our net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per-share data):

Thirteen Weeks Ended
August 30, 2005
Net income, as reported	$ 21,643
Less: Share-based employee compensation
expense determined under fair value based
method for all awards, net of income tax expense	1,362
Pro forma net income	$ 20,281

Basic earnings per share
As reported	$ 0.34
Pro forma	$ 0.32
Diluted earnings per share
As reported	$ 0.34
Pro forma	$ 0.32

SFAS 123(R) specifies that the fair value of an employee stock option must be based on an observable market price of an option with the same or similar terms and conditions if one is available or, if an observable market price is not available, the fair value must be estimated using a valuation technique that (1) is applied in a manner consistent with the fair value measurement objective and the other requirements of the Statement, (2) is based on established principles of financial economic theory and generally applied in that field, and (3) reflects all substantive characteristics of the instrument. Since market prices for RTI employee stock options or for identical or similar equity instruments are not available, there are no observable market prices for RTI’s employee stock options, and therefore, fair value will be estimated using an acceptable valuation technique. SFAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. The Company estimated the fair value of the option grants made during the 13 weeks ended September 5, 2006 and August 30, 2005 as of the dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended
	September 5, 2006	August 30, 2005
Risk-free interest rate	4.96%	3.65%
Expected dividend yield	1.84%	0.18%
Expected stock price volatility	0.298	0.353
Expected term (in years)	3.5	3.5

The risk-free interest rates used in our Black-Scholes option pricing model were based on the rate of U.S. Treasury constant maturities issues with a remaining term equal to the expected life of option grants. We based our expected volatility for options issued during the first quarters of both fiscal 2007 and 2006 using historical prices of our common stock. The expected term represents the period of time that option grants are expected to be outstanding and is derived from historical terms and other factors.

The weighted average fair value of options granted during the thirteen weeks ended September 5, 2006 and August 30, 2005 was $6.68 and $7.65, respectively.

Share-Based Compensation Plans

The Ruby Tuesday, Inc. Stock Incentive and Deferred Compensation Plan for Directors

Under the Ruby Tuesday, Inc. Stock Incentive and Deferred Compensation Plan for Directors (the “Plan”), non-employee directors are awarded an option to purchase 8,000 shares of common stock per year. Options issued under the Plan become vested after thirty months and are exercisable until five years after the grant date. Stock option exercises are settled with the issuance of new shares.

All options awarded under the Plan have been at the fair market value at the time of grant. A Committee, appointed by the Board, administers the Plan. At September 5, 2006, we had reserved 599,000 shares of common stock under this Plan, 305,000 of which were subject to options outstanding.

The Ruby Tuesday, Inc. 2003 Stock Incentive Plan

A Committee, appointed by the Board, administers the Ruby Tuesday, Inc. 2003 Stock Incentive Plan (“2003 SIP”), formerly called the Ruby Tuesday, Inc. 1996 Non-Executive Stock Incentive Plan, and has full authority in its discretion to determine the key employees and officers to whom stock incentives are granted and the terms and provisions of stock incentives. Option grants under the 2003 SIP can have varying vesting provisions and exercise periods as determined by such Committee. Options granted under the 2003 SIP vest in periods ranging from immediate to fiscal 2011, with the majority vesting 24 or 30 months following the date of grant, and the majority expiring five, but some up to ten, years after grant. The 2003 SIP permits the Committee to make awards of shares of common stock, awards of stock options or other derivative securities related to the value of the common stock, and certain cash awards to eligible persons. These discretionary awards may be made on an individual basis or for the benefit of a group of eligible persons. All options awarded under the 2003 SIP have been at the fair market value at the time of grant.

In October 2005, the Company awarded 50,000 restricted shares to its Senior Vice President, Operations under the terms of the 2003 SIP. The restricted shares awarded vest evenly over the third, fourth, and fifth anniversaries of the grant. The fair value of the restricted share award was based on the Company’s fair market value at the time of grant. At September 5, 2006, unrecognized compensation expense related to the restricted stock grant totaled approximately $0.8 million and will be recognized over the vesting periods which end in October 2010.

At September 5, 2006, we had reserved a total of 10,462,000 shares of common stock for the 2003 SIP, 7,860,000 of which were subject to options outstanding. Stock option exercises are settled with the issuance of new shares.

The following table summarizes the activity in options for the first quarter of fiscal 2007 under these stock option plans (in thousands, except per-share data):

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining Contractual	Intrinsic
	Options	Exercise Price	Term (years)	Value
Balance at June 6, 2006	8,446	$ 25.33
Granted	8	$ 27.18
Exercised	(18)	$ 18.68
Forfeited	(271)	$ 26.98
Balance at September 5, 2006	8,165	$ 25.29	2.67	$ 26,989

Exercisable at September 5, 2006	5,086	$ 24.21	1.74	$ 23,416

The aggregate intrinsic value represents the closing stock price of the quarter less the grant price, multiplied by the number of options that have a grant price that is less than that closing stock price. The total intrinsic value of options exercised during the first quarter of fiscal 2007 and 2006 was $0.1 million and $0.4 million, respectively.

At September 5, 2006, there was approximately $14.4 million of unrecognized pre-tax compensation expense related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of 1.8 years.

The following table summarizes information about stock options outstanding and exercisable as of September 5, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$ 9.47 - $18.00	1,850	1.62	$ 16.39	1,850	$ 16.39
$18.01 - $21.00	269	4.93	$ 18.70	67	$ 19.50
$21.01 - $24.00	1,239	0.78	$ 23.14	1,188	$ 23.22
$24.01 - $27.00	1,418	3.47	$ 25.24	98	$ 24.62
$27.01 - $30.00	223	3.09	$ 28.16	123	$ 28.49
$30.01 - $33.00	3,166	3.44	$ 31.72	1,760	$ 32.97
$ 9.47 - $33.00	8,165	2.67	$ 25.29	5,086	$ 24.21

The following table summarizes the status of our restricted-stock activity for the first quarter of fiscal 2007 (in thousands, except per-share data):

Weighted-Average
	Restricted	Grant-Date
	Stock	Fair Value
Non-vested at June 6, 2006	50	$ 21.13
Granted	–	–
Vested	–	–
Forfeited	–	–
Non-vested at September 5, 2006	50	$ 21.13

Other Share-Based Compensation

During the first quarter of fiscal 2007, RTI granted 180,000 stock appreciation rights (“SARs”), pursuant to two separate awards, one for 60,000 SARs and the other for 120,000 SARs, to a strategic partner. A portion of the award, 120,000 SARs, will vest all, none, or a portion, on July 5, 2008, based, in part, upon attainment of a certain performance condition. The remainder will vest on that same date provided that the strategic partner is still providing services to RTI. The awards expire in five years and will be cash settled, if exercised, for the difference between the current market price on date of exercise and $25.84, the grant price. Expense is measured based on the market price of our common stock each period and is amortized over the vesting period. For the quarter ended September 5, 2006, we recognized a nominal amount of share-based expense related to the SARs. At September 5, 2006, unrecognized, pre-tax expense related to the portion of the awards expected to vest was approximately $0.4 million.

NOTE D – ACCOUNTS AND NOTES RECEIVABLE

Accounts receivable at September 5, 2006 and June 6, 2006 include $0.9 million and $1.9 million, respectively, for insurance recoveries from fiscal 2006 hurricanes, specifically Katrina and Rita, to the extent losses have been incurred and the realization of a related insurance claim, net of applicable deductibles, is probable. Subsequent to September 5, 2006, the Company received insurance proceeds of $2.3 million related to Hurricane Katrina resulting in a gain of $1.5 million that will be recorded in the second quarter of fiscal 2007. The gain is attributable to settlement of property claims at replacement costs which were in excess of net book values of property and equipment, as well as business interruption recoveries. No gain was recorded as of September 5, 2006.

Notes receivable from franchise partnerships generally arise when Company-owned restaurants are sold to franchise partnerships (“refranchised”). These notes generally allow for deferral of interest during the first one to three years and require only the payment of interest for up to six years from the inception of the note. Sixteen current franchisees received acquisition financing from RTI as part of the refranchising transactions. The amounts financed by RTI approximated 37% of the original purchase prices. Eight of these sixteen franchisees have paid their notes in full as of September 5, 2006.

As of September 5, 2006, all the franchise partnerships were making interest and/or principal payments on a monthly basis in accordance with the terms of these notes. All of the refranchising notes accrue interest at 10.0% per annum.

Amounts reflected for notes receivable at September 5, 2006 and June 6, 2006 ($22.8 million and $23.4 million, respectively) are net of a $5.3 million and $5.6 million allowance for doubtful notes, respectively, as well as an allowance totaling $0.7 million and $0.6 million, respectively, for RTI’s portion of the equity method losses of one of the franchise partnerships in which we own a 50% equity interest in excess of our recorded investment in that partnership.

NOTE E – FRANCHISE PROGRAMS

As of September 5, 2006, we held a 50% equity interest in each of ten franchise partnerships which collectively operate 108 Ruby Tuesday restaurants. We apply the equity method of accounting to all 50%-owned franchise partnerships. Also, as of September 5, 2006, we held a 1% equity interest in each of seven franchise partnerships which collectively operate 49 restaurants and no equity interest in various traditional domestic and international franchises which collectively operate 89 restaurants.

In July 2006, in conjunction with a previously announced strategy to acquire certain franchisees in the Eastern United States, RTI, through its subsidiaries, acquired the remaining 50% of the partnership interests of RT Orlando Franchise, LP (“RT Orlando”), thereby increasing its ownership to 100% of partnership interests.  RT Orlando, previously a franchise partnership with 17 restaurants in Florida, was acquired for a total cash purchase price of $3.0 million.  Our Condensed Consolidated Financial Statements reflect the results of operations of these acquired restaurants subsequent to the date of acquisition.  This transaction was accounted for as a step acquisition using the purchase method as defined in SFAS No. 141, “Business Combinations.”  The purchase price was allocated to the fair value of property and equipment of $7.0 million, long-term debt and capital leases of $4.3 million, and other net assets of $0.3 million.  RT Orlando had total debt and capital leases of $8.7 million at the time of acquisition, none of which was payable to RTI. In addition to recording the amounts discussed above, RTI reclassified its investment in RT Orlando to account for the remainder of the assets and liabilities of RT Orlando, which are now fully recorded within the Condensed Consolidated Balance Sheet of RTI.

In August 2006, we sold two restaurants to RT St. Louis Franchise, LP (“RT St. Louis”) for $1.0 million. The sale of these two restaurants had a negligible impact on net income. Also in August 2006, in conjunction with the previously described sale, RT St. Louis began leasing a third restaurant from RTI.

Beginning in May 2005, under the terms of the franchise operating agreements, we required all domestic franchisees to contribute a percentage, currently 2.3%, of monthly gross sales to a national advertising fund formed to cover their pro rata portion of the production and airing costs associated with our national cable advertising campaign. Under the terms of those agreements, we can charge up to 3.0% of monthly gross sales for this national advertising fund.

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

NOTE F – LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

	September 5, 2006	June 6, 2006

Revolving credit facility	$215,000	$212,800
Unsecured senior notes:
Series A, due April 2010	85,000	85,000
Series B, due April 2013	65,000	65,000
Mortgage loan obligations	20,230	13,863
Capital lease obligations	477	437
	385,707	377,100
Less current maturities	2,171	1,461
	$383,536	$375,639

On April 3, 2003, RTI issued notes totaling $150.0 million through a private placement of debt (the “Private Placement”). The Private Placement consists of $85.0 million in notes with a fixed interest rate of 4.69% (the “Series A Notes”) and $65.0 million in notes with a fixed interest rate of 5.42% (the “Series B Notes”). The Series A Notes and Series B Notes mature on April 1, 2010 and April 1, 2013, respectively.

On November 19, 2004, RTI entered into a five-year revolving credit agreement (the “Credit Facility”) under which we may borrow up to $200.0 million with options to increase the facility by up to $100.0 million to a total of $300.0 million or reduce the amount of the facility. The Credit Facility was obtained for general corporate purposes. The terms of the Credit Facility provide for a $20.0 million swingline sub-commitment and a $40.0 million sub-limit for letters of credit. On November 7, 2005, the Company exercised its option to increase the Credit Facility by $100.0 million for a total commitment of $300.0 million. This was done in part to facilitate the repurchase of Company common stock. During the 13 weeks ended September 5, 2006 the Company borrowed an additional $2.2 million on the revolving credit facility. The Credit Facility will mature on November 19, 2009.

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

Under the terms of the Credit Facility, we had borrowings of $215.0 million with an associated floating rate of interest of 6.34% at September 6, 2006. As of June 6, 2006, we had $212.8 million outstanding with an associated floating rate of interest of 6.02%. After consideration of letters of credit outstanding, the Company had $65.0 million available under the Credit Facility as of September 5, 2006.

Both the Credit Facility and the notes issued in the Private Placement contain various restrictions, including limitations on additional debt, the payment of dividends and limitations regarding funded debt, minimum net worth, and minimum fixed charge coverage ratio. The Company is currently in compliance with its debt covenants.

In conjunction with the Orlando franchise acquisition described further in Note E to the Condensed Consolidated Financial Statements, RTI acquired, directly and through its subsidiaries, the remaining 50% partnership interests of RT Orlando, including the assumption of long-term debt and capital leases associated with this franchise partnership. Included in the debt assumed were two variable rate loans totaling $1.8 million, which were retired prior to September 5, 2006.

NOTE G – PROPERTY, EQUIPMENT AND OPERATING LEASES

Property and equipment, net, is comprised of the following (in thousands):

	September 5, 2006	June 6, 2006
Land	$ 199,793	$ 193,180
Buildings	410,353	398,441
Improvements	394,905	374,065
Restaurant equipment	283,864	274,835
Other equipment	95,692	93,495
Construction in progress	75,447	74,634
	1,460,054	1,408,650
Less accumulated depreciation and amortization	439,682	424,523
	$ 1,020,372	$ 984,127

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

On November 20, 2000, the Company completed the sale of all 69 of its American Cafe (including L&N Seafood) and Tia’s Tex-Mex (“Tia’s”) restaurants to Specialty Restaurant Group, LLC (“SRG”), a limited liability company. A number of these restaurants were located on leased properties. RTI remains primarily liable on certain American Cafe and Tia’s leases which were subleased to SRG and contingently liable on others. SRG, on December 10, 2003, sold its 28 Tia’s restaurants to a third party and, as part of the transaction, further subleased certain Tia’s properties. As of September 5, 2006, RTI remains primarily liable for four Tia’s leases, which have remaining cash payments due of approximately $2.5 million, and contingently liable for five Tia’s leases, which have remaining cash payments of approximately $3.1 million. As of that same date, RTI remains primarily liable for 22 SRG leases, which have scheduled remaining cash payments of approximately $6.9 million.

During the second quarter of fiscal 2006, RTI became aware that the third party to whom SRG had sold the Tia’s restaurants had defaulted on four subleases. Claims have been asserted against the Company and SRG for unpaid rent, property taxes and similar charges. Subsequent to quarter end, the third party owner declared Chapter 7 bankruptcy. At this time, the Company believes that SRG would be responsible for reimbursing the Company for those payments under the terms of our subleases with SRG. RTI recorded an estimated liability of $0.8 million based on the claims made to date, net of consideration of any reimbursements from SRG. Since the third quarter of fiscal 2006, RTI has learned that SRG has defaulted on, or was late at least once in paying monthly rent on, 18 leases, three of which related to closed restaurants. RTI recorded an estimated liability of $0.1 million for these leases.

In July 2006, RTI, through its subsidiaries, acquired the remaining partnership interests of RT Orlando, in which we had previously owned a 50% interest. RT Orlando operated 17 Ruby Tuesday restaurants at the time of the acquisition and was scheduled to make future sub-lease payments totaling $4.8 million to various lessors as part of the sub-lease agreements with RTI. See Note E to the Condensed Consolidated Financial Statements for more information regarding this transaction.

NOTE H – OTHER DEFERRED LIABILITIES

Other deferred liabilities at September 5, 2006 and June 6, 2006 included $24.5 million and $23.8 million, respectively, for the liability due to participants in our Deferred Compensation Plan and $18.5 million and $18.1 million, respectively, for the liability due to participants in our Executive Supplemental Pension Plan.

NOTE I – COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”) requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America. Total comprehensive income for each of the 13 weeks ended September 5, 2006 and August 30, 2005 was $21.6 million, which was the same as net income for those periods. The only item that currently impacts RTI’s other comprehensive income is the minimum pension liability adjustment, which is typically adjusted annually.

NOTE J – PENSION AND POSTRETIREMENT MEDICAL AND LIFE BENEFIT PLANS

We sponsor three defined benefit pension plans for certain active employees and offer certain postretirement benefits for retirees. A summary of each of these is presented below.

Retirement Plan

RTI, along with Morrison Fresh Cooking, Inc. (which was subsequently purchased by Piccadilly Cafeterias, Inc., “Piccadilly”) and Morrison Health Care, Inc. (which was subsequently purchased by Compass Group, PLC, “Compass”), have sponsored the Morrison Restaurants Inc. Retirement Plan (the “Retirement Plan”). Effective December 31, 1987, the Retirement Plan was amended so that no additional benefits would accrue and no new participants may enter the Retirement Plan after that date. Participants receive benefits based upon salary and length of service. Certain responsibilities involving the administration of the Retirement Plan, until recently, have been shared by each of the three companies.

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

Assets and obligations attributable to Morrison Health Care, Inc. participants, as well as participants, formerly with Morrison Fresh Cooking, Inc., who were allocated to Compass following the bankruptcy, were spun out of the Retirement Plan effective June 30, 2006. Following Compass’s withdrawal, RTI remained the sole sponsor of the Retirement Plan.

Executive Supplemental Pension Plan and Management Retirement Plan

Under these unfunded defined benefit pension plans, eligible employees earn supplemental retirement income based upon salary and length of service, reduced by social security benefits and amounts otherwise receivable under other specified Company retirement plans. Effective June 1, 2001, the Management Retirement Plan was amended so that no additional benefits would accrue and no new participants may enter the plan after that date. As with the Retirement Plan discussed above, Piccadilly withdrew as a sponsor of these two unfunded pension plans, with court approval, on March 4, 2004.

The ultimate amount of Piccadilly liability that RTI will absorb relative to all three defined benefit pension plans will not be known until the completion of Piccadilly’s bankruptcy proceedings. This amount could be higher or lower than the amounts accrued based on management’s estimate at September 5, 2006. See Note K to the Condensed Consolidated Financial Statements for more information.

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

The following tables detail the components of net periodic benefit costs and the amounts recognized in our Condensed Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the “Pension Plans”) and the Postretirement Medical and Life Benefits plans (in thousands):

	Pension Benefits
	Thirteen weeks ended
	September 5, 2006	August 30, 2005
Service cost	$ 75	$ 98
Interest cost	532	513
Expected return on plan assets	(158)	(145)
Amortization of transition obligation	–	4
Amortization of prior service cost	82	80
Recognized actuarial loss	222	272
Net periodic benefit cost	$ 753	$ 822

	Postretirement Medical and Life Benefits
	Thirteen weeks ended
	September 5, 2006	August 30, 2005
Service cost	$ 4	$ 3
Interest cost	29	18
Amortization of prior service cost	(4)	(4)
Recognized actuarial loss	29	16
Net periodic benefit cost	$ 58	$ 33

Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

As disclosed in our Form 10-K for fiscal 2006, we are required to make contributions to the Retirement Plan in fiscal 2007. We made contributions in the amount of $0.4 million to the Retirement Plan during the 13 weeks ended September 5, 2006. We expect to make contributions of $1.8 million for the remainder of fiscal 2007.

We also sponsor two defined contribution retirement savings plans. Information regarding these plans is included in RTI’s Annual Report on Form 10-K for the fiscal year ended June 6, 2006.

NOTE K – GUARANTEES

At September 5, 2006, we had certain third party guarantees, which primarily arose in connection with our franchising and divestiture activities. The majority of these guarantees expire at various dates ending in fiscal 2013. Generally, we are required to perform under these guarantees in the event that a third party fails to make contractual payments or, in the case of franchise partnership debt guarantees, achieve certain performance measures.

Franchise Partnership Guarantees

As part of the franchise partnership program, we have negotiated with various lenders a $48 million credit facility, amended and restated on November 19, 2004, to assist the franchise partnerships with working capital needs and cash flows for operations (the “Franchise Facility”). As sponsor of the Franchise Facility, we serve as partial guarantor of the draws made by the franchise partnerships on the Franchise Facility. The Franchise Facility allows for 12 month individual franchise partnership loan commitments. If desired RTI can increase the amount of the Franchise Facility by up to $25 million (to a total of $73 million) or reduce the amount of the Franchise Facility. On September 8, 2006, we entered into an amendment of the Franchise Facility which extended the term for an additional five years to October 5, 2011.

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

As of September 5, 2006, the amounts guaranteed under the Franchise Facility, the Cancelled Facility and the Franchise Development Facility were $36.0 million, $1.0 million and $6.8 million, respectively. The guarantees associated with the Franchise Development Facility are collateralized by a $6.8 million letter of credit. As of June 6, 2006, the amounts guaranteed under the Franchise Facility, the Cancelled Facility and the Franchise Development Facility were $35.4 million, $1.0 million and $6.8 million, respectively. Unless extended, guarantees under these programs will expire at various dates from September 2006 through June 2013. To our knowledge, all of the franchise partnerships are current in the payment of their obligations due under these credit facilities. We have recorded liabilities totaling $0.7 million as of both September 5, 2006 and June 6, 2006, related to these guarantees. This amount was determined based on amounts to be received from the franchise partnerships as consideration for the guarantees. We believe these amounts approximate the fair value of the guarantees.

Divestiture Guarantees

During fiscal 1996, our shareholders approved the distribution (the “Distribution”) of our family dining restaurant business, then called Morrison Fresh Cooking, Inc. (“MFC”), and our health care food and nutrition services business, then called Morrison Health Care, Inc. (“MHC”). Subsequently, Piccadilly acquired MFC and Compass acquired MHC. Prior to the Distribution, we entered into various guarantee agreements with both MFC and MHC, most of which have expired. We do remain contingently liable for (1) payments to MFC and MHC employees retiring under (a) MFC’s and MHC’s versions of the Management Retirement Plan and the Executive Supplemental Pension Plan (the two non-qualified defined benefit plans), for the accrued benefits earned by those participants as of March 1996, and (b) funding obligations under the Retirement Plan maintained by MFC and MHC following the Distribution (the qualified plan), and (2) payments due on certain workers’ compensation claims. As payments are required under these guarantees, RTI is to divide the amounts due equally with the other non-defaulting entity.

On October 29, 2003, Piccadilly announced that it had signed an agreement to sell substantially all of its assets, including its restaurant operations, to a third party for $54 million. On the same day, Piccadilly filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court in Fort Lauderdale, Florida.

In December 2003, the Bankruptcy Court entered an order approving the bid procedures and the form of purchase agreement and setting a hearing for February 13, 2004 to consider approval of a sale of substantially all of Piccadilly’s assets. Because qualified bids for Piccadilly’s assets were received from more than one bidder, an auction was conducted on February 11, 2004. The auction resulted in an agreement to sell Piccadilly’s assets and ongoing business operations to a different third party for $80 million. The increased sales price would, according to Piccadilly, allow Piccadilly to fully retire both its outstanding bank debt and its senior notes and result in some amount being available for pro rata distribution to the unsecured creditors of Piccadilly. No distribution to common shareholders, however, was expected to be available. This transaction was completed on March 16, 2004.

In addition, on March 4, 2004, Piccadilly withdrew as a sponsor of the Retirement Plan with the approval of the bankruptcy court. Because RTI and MHC were, at the time, the remaining sponsors of the Retirement Plan, they are jointly and severally required to make contributions to the Retirement Plan, or any successor plan, in such amounts as are necessary to satisfy all benefit obligations under the Retirement Plan.

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

During fiscal 2004, we recorded a liability of $4.2 million for the retirement plans’ collective divestiture guarantees for which MFC was originally responsible under the divestiture guarantee agreements, comprised of $1.8 million related to the Retirement Plan (the qualified plan) and $2.4 million (in the aggregate) attributable to the Management Retirement Plan and the Executive Supplemental Pension Plan previously maintained by MFC (the two non-qualified plans). These amounts were determined in consultation with the plans’ actuary and assumed no recovery from the bankruptcy proceeding. As of September 5, 2006, we have received two partial settlements of the Piccadilly bankruptcy, $1.0 million in December 2004 and $0.3 million in December 2005. The Company hopes to recover further amounts upon final settlement of the bankruptcy. The actual amount we may be ultimately required to pay could be lower if there is any further recovery in the bankruptcy proceeding, or could be higher if more valid participants are identified or if actuarial assumptions are proven inaccurate.

Also since fiscal 2004, we have made payments to the Retirement Plan trust on behalf of employees of MFC. Because we have integrated the Piccadilly census data into our own, we no longer track the liability for MFC Retirement Plan benefits separately from the liability due RTI participants.

As noted above, we are, along with MHC, now liable for certain workers’ compensation claims (estimated to be $0.1 million). Additionally, we may be, along with MHC, subject to claims, although no such claims have been made and we believe it unlikely that we would be liable should such claims be made, for payments due to certain pre-Distribution lessors of MFC. The actual amount of these and the other contingent liabilities, and any loss to be recorded by RTI, will depend on several factors including, without limitation, the current status of MFC’s pre-Distribution leased properties, the current employment and benefit status of MFC’s pre-Distribution employees, and whether MHC makes any contributing payments it may be required to make. Although the ultimate amount of these contingent liabilities cannot be determined at this time, we believe that such liability will not have a material adverse effect on our operations, financial condition or liquidity.

We estimated our divestiture guarantees related to MHC at September 5, 2006 to be $2.8 million for employee benefit plans and $0.1 million for workers’ compensation claims. In addition, we remain contingently liable for MFC’s portion (estimated to be $3.3 million) of the employee benefit plan and workers’ compensation claims for which MHC is currently responsible under the divestiture guarantee agreements. We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

As discussed further in Note G to the Condensed Consolidated Financial Statements, RTI has contingent or direct lease liability on certain restaurant properties sold to SRG in November 2000. For the restaurant properties in which we believe we have contingent liability, we estimated our lease divestiture guarantees to be $3.1 million at September 5, 2006. All of these guarantees relate to leases for Tia’s Tex-Mex restaurants. SRG, on December 10, 2003, sold its 28 Tia’s restaurants to a third party owner, who, subsequent to quarter end, filed Chapter 7 bankruptcy. At this time, we believe SRG would be responsible for reimbursing us for any payments we make on these, or four other Tia’s leases which we subleased to SRG in 2000. We have recorded a liability of $0.8 million based on claims made to date, net of consideration of any reimbursements from SRG.

NOTE L – RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (fiscal 2008 for RTI), with early adoption permitted. We are currently evaluating whether the adoption of FIN 48 will have a material effect on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal year 2009 for RTI), and interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this statement.

In September 2006, the FASB issued Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). SFAS 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS 158 also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006 (RTI’s current fiscal year). The Company is currently assessing the impact of the adoption of this statement.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006 (RTI’s current fiscal year). We do not believe SAB 108 will have a material impact on our Condensed Consolidated Financial Statements.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

General:

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI”, the “Company,” “we” and/or “our”), owns and operates Ruby Tuesday® casual dining restaurants. We also franchise the Ruby Tuesday concept in selected domestic and international markets. As of September 5, 2006 we owned and operated 658, and franchised 246, Ruby Tuesday restaurants. Ruby Tuesday restaurants can now be found in 42 states, the District of Columbia, 13 foreign countries, and Puerto Rico.

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

Results of Operations:

The following is an overview of our results of operations for the 13-week period ended September 5, 2006:

Net income of $21.6 million remained unchanged from the prior year. Diluted earnings per share for the fiscal quarter ended September 5, 2006 increased 8.8% to $0.37 over the corresponding period of the prior year as a result of fewer outstanding shares.

During the 13 weeks ended September 5, 2006:

  34 Company-owned Ruby Tuesday restaurants were opened or acquired, including 17 purchased from our Orlando franchisee;
  Five Company-owned Ruby Tuesday restaurants were sold or closed, including three sold or leased to our St. Louis franchisee;
  Aside from the restaurants purchased from or sold to the Company, 10 franchise restaurants were opened and one was closed;
  Same-restaurant sales at Company-owned restaurants decreased 0.5%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants increased 1.4%; and
  The Company adopted the Financial Accounting Standards Board’s “Share-Based Payment” statement and began expensing our stock options.

The following table sets forth selected restaurant operating data as a percentage of total revenue, except where otherwise noted, for the periods indicated. All information is derived from our Condensed Consolidated Financial Statements included in this Form 10-Q.

	Thirteen weeks ended
	September 5, 2006	August 30, 2005
Revenue:
Restaurant sales and operating revenue	98.9%	98.7%
Franchise revenue	1.1	1.3
Total revenue	100.0	100.0
Operating costs and expenses:
Cost of merchandise (1)	26.8	26.8
Payroll and related costs (1)	30.9	31.5
Other restaurant operating costs (1)	18.3	17.5
Depreciation and amortization (1)	5.5	5.6
Selling, general and administrative, net	8.7	8.4
Equity in (earnings) of unconsoli-
dated franchises	0.0	0.0
Interest expense, net	1.3	0.6
Income before income taxes	9.5	10.6
Provision for income taxes	3.1	3.6
Net income	6.4%	7.0%

(1)	As a percentage of restaurant sales and operating revenue.

The following table shows year-to-date Company-owned and franchised restaurant openings and closings, and total restaurants as of the end of fiscal 2007 and 2006’s first fiscal quarter.

	Thirteen weeks ended
	September 5, 2006	August 30, 2005
Company –owned:
Beginning of quarter	629	579
Opened	17	16
Acquired from franchisees	17	–
Sold or leased to franchisees	(3)	–
Closed	(2)	(5)
End of quarter	658	590

Franchise:
Beginning of quarter	251	226
Opened	10	9
Acquired or leased from RTI	3	–
Sold to RTI	(17)	–
Closed	(1)	(2)
End of quarter	246	233

We estimate that approximately 28 to 33 additional Company-owned Ruby Tuesday restaurants will be opened during the remainder of fiscal 2007.

We expect our domestic and international franchisees to open approximately 20 to 25 additional Ruby Tuesday restaurants during the remainder of fiscal 2007.

Revenue

RTI’s restaurant sales and operating revenue for the 13 weeks ended September 5, 2006 increased 10.0% to $334.8 million compared to the same period of the prior year. This increase primarily resulted from a net addition of 68 restaurants over the prior year, offset by a 0.5% decrease in same-restaurant sales. Average restaurant volumes at Company-owned restaurants were $2.1 million, which was consistent with the prior year.

Franchise revenue totaled $3.9 million for both the 13 weeks ended September 5, 2006 and for the same quarter in the prior year. Franchise revenue is predominately comprised of domestic and international royalties, which totaled $3.5 million and $3.6 million for the 13-week periods ended September 5, 2006 and August 30, 2005, respectively. This decrease is due in part to the acquisition of RT Orlando Franchise, LP (“RT Orlando”) in July 2006, which owned 17 restaurants at the time of acquisition, offset by an increase in same-restaurant sales for domestic franchise Ruby Tuesday restaurants of 1.4% in the first quarter of fiscal 2007.

Pre-tax Income

Pre-tax income decreased by 1.4% to $32.2 million for the 13 weeks ended September 5, 2006, over the corresponding period of the prior year. This decrease is primarily due to a decrease of 0.5% in same-restaurant sales at Company-owned restaurants combined with increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of other restaurant operating costs, selling, general and administrative expenses, net, and interest expense, net. These higher costs were offset by the increase in the number of restaurants and lower, as a percentage of restaurant sales and operating revenue, payroll and related costs and depreciation and amortization.

In the paragraphs which follow, we discuss in more detail the components of the decrease in pre-tax income for the 13-week period ended September 5, 2006, as compared to the comparable period in the prior year.

Cost of Merchandise

Cost of merchandise increased 9.8% to $89.7 million for the 13 weeks ended September 5, 2006, over the corresponding period of the prior year. As a percentage of restaurant sales and operating revenue, cost of merchandise was 26.8% for both the 13 weeks ended September 5, 2006 and the corresponding period in the prior year.

Payroll and Related Costs

Payroll and related costs increased 8.2% to $103.5 million for the 13 weeks ended September 5, 2006, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, payroll and related costs decreased from 31.5% to 30.9%. This decrease is primarily due to labor cost efficiencies resulting from the rollout of a Kitchen Display System (“KDS”) and the implementation of additional management tools, coupled with a decrease in health benefit costs due to favorable claims experience. These decreases were partially offset by higher hourly labor due to the addition of line cooks and increased front of house staffing intended to enhance the dining experience of our guests and higher workers compensation claims in the current year.

Other Restaurant Operating Costs

Other restaurant operating costs increased 15.0% to $61.2 million for the 13-week period ended September 5, 2006, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, these costs increased from 17.5% to 18.3%. The increase for the 13-week period was primarily due to higher utility costs, primarily electricity, but also gas, fuel oil and water, and higher repairs and maintenance costs due to our commitment to bring equipment up to specification for rollout of a fresh proteins program. This activity was offset by an increased gain on disposal of fixed assets, which resulted from the sale of three properties, and decreased bad debt expense, based on current analysis which reflected improvements in the financial performance of two franchise partnerships.

Depreciation and Amortization

Depreciation and amortization increased 7.0% to $18.4 million for the 13-week period ended September 5, 2006, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, these expenses decreased from 5.6% to 5.5% primarily due to reduced depreciation on older leased restaurants as initial leasehold improvements on these restaurants became fully depreciated since the first quarter of the prior year.

Selling, General and Administrative Expenses, Net

Selling, general and administrative expenses, net of support service fee income totaling $3.1 million, increased 13.4% to $29.4 million for the 13-week period ended September 5, 2006, as compared to the corresponding period in the prior year. As a percentage of total operating revenue, these expenses increased from 8.4% to 8.7%. This increase is primarily due to an increase in stock option expense pursuant to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payments” (“SFAS 123(R)”), which requires us to recognize the grant-date fair value of options and other equity-based compensation over the applicable term. Offsetting this was a decrease in accrued bonus expense due to a shift in compensation strategy and a reduction in training payroll resulting from lower management turnover and increased efficiencies created by KDS and other additional management tools.

Equity in Earnings of Unconsolidated Franchises

Our equity in the earnings of unconsolidated franchises was $0.1 million for the 13 weeks ended September 5, 2006, which is consistent with the corresponding period the prior year. An increase in earnings from investments in certain franchise partnerships, was offset by the acquisition of RT Orlando on July 12, 2006. As of September 5, 2006, we held 50% equity investments in each of ten franchise partnerships which collectively operate 108 Ruby Tuesday restaurants. As of August 30, 2005, we held 50% equity investments in each of 11 franchise partnerships which then collectively operated 114 Ruby Tuesday restaurants.

Interest Expense, Net

Net interest expense increased $2.4 million for the 13 weeks ended September 5, 2006, as compared to the corresponding period in the prior year, primarily due to higher average debt outstanding resulting from the Company acquiring 7.8 million shares of its common stock during fiscal 2006 under our ongoing share repurchase program.

Provision for Income Taxes

The effective tax rate for the current quarter was 33.0%, down from 33.7% for the same period of the prior year. The effective income tax rate decreased as a result of increased tax credits, primarily the work opportunity and enterprise zone tax credits.

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

Share-based Employee Compensation

Beginning in the first quarter of fiscal 2007, we account for share-based compensation in accordance with SFAS 123(R). As required by SFAS 123(R), share-based compensation expense is estimated for equity awards at fair value at the grant date. We determine the fair value of equity awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires various highly judgmental assumptions including the expected dividend yield, stock price volatility and life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. See Note C to the Condensed Consolidated Financial Statements for further discussion of share-based employee compensation.

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

Restaurants open for less than five quarters are considered new and are excluded from our impairment review. We believe this approach provides sufficient time to establish the presence of the restaurant in the market and build a customer base. Approximately 11% of our restaurants have been open for less than five quarters and have not been evaluated for potential impairment.

If a restaurant that has been open for at least five quarters shows negative cash flow results, we prepare a plan to reverse the negative performance. Under our policies, recurring or projected annual negative cash flow signals a potential impairment. Both qualitative and quantitative information are considered when evaluating for potential impairments.

At September 5, 2006, we had eight restaurants that had been open more than five quarters with rolling 12 month negative cash flows. Of these eight restaurants, only three have consistently had an annual negative cash flow amount in excess of $50,000, and each of the three had previously been impaired to salvage value. We reviewed the plans to improve cash flows at each of the other five restaurants and concluded that no impairment existed at four of these restaurants. The fifth restaurant had previously been impaired. The combined 12-month cash flow loss at the remaining four restaurants for which no impairment had previously been recorded, was approximately $0.1 million. Should sales at these restaurants not improve within a reasonable period of time, further impairment charges are possible. Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs, salvage value, and sublease income. Accordingly, actual results could vary significantly from our estimates.

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

At September 5, 2006, the allowance for doubtful notes was $5.3 million. Included in the allowance for doubtful notes was $4.2 million allocated to the $19.3 million of debt due from eight franchisees that have either reported coverage ratios below the required levels with certain of their third party debt, or reported ratios above the required levels, but for an insufficient amount of time. With the exception of amounts borrowed under the $48 million credit facility for franchise partnerships (see Note K to the Condensed Consolidated Financial Statements for more information), the third party debt referred to above is not guaranteed by RTI. The Company believes that payments are being made by these franchisees in accordance with the terms of these debts.

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

Our lease term used for straight-line rent expense is calculated from the date we take possession of the leased premises through the lease termination date. There is potential for variability in our “rent holiday” period which begins on the possession date and ends on the earlier of the restaurant open date or the commencement of rent payments. Factors that may affect the length of the rent holiday period generally relate to construction related delays. Extension of the rent holiday period due to delays in restaurant opening will result in greater preopening rent expense recognized during the rent holiday period.

For leases that contain rent escalations, we record the total rent payable during the lease term, as determined above, on the straight-line basis over the term of the lease (including the “rent holiday” period beginning upon possession of the premises), and we record the difference between the minimum rents paid and the straight-line rent as deferred escalating minimum rent.

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

Income Tax Valuation Allowances and Tax Accruals

We record deferred tax assets for various items. As of September 5, 2006, we have concluded that it is more likely than not that the future tax deductions attributable to our deferred tax assets will be realized and therefore no valuation allowance has been recorded.

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

Liquidity and Capital Resources:

We require capital principally for new restaurant construction, investments in technology, equipment, remodeling of existing restaurants, and on occasion for acquisition of franchisees. We also require capital to pay dividends to our common stockholders and to repurchase shares of our common stock. Historically our primary sources of cash have been operating activities, proceeds from refranchising transactions, and the issuance of stock. We have used and can continue to use our borrowing and credit facilities to meet our capital needs, if necessary.

Our working capital deficiency and current ratio as of September 5, 2006 were $47.3 million and 0.6:1, respectively. As is common in the restaurant industry, we carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset) and receivable and inventory levels are generally not significant.

Capital Expenditures

Property and equipment expenditures for the 13 weeks ended September 5, 2006 were $40.6 million which was $5.8 million less than cash provided by operating activities for the same period. Capital expenditures for the remainder of fiscal 2007, primarily relating to new restaurant development, ongoing refurbishment and capital replacement for existing restaurants, and the enhancement of information systems are projected to be approximately $105.0 to $115.0 million, which is $40.0 to $50.0 million less than projected cash provided by operating activities for the same period. To the extent capital expenditures have exceeded cash flow from operating activities, we have historically relied on cash provided by financing activities to fund our capital expenditures. See “Special Note Regarding Forward-Looking Information.”

Pension Plan Funded Status

RTI is a sponsor of the Morrison Restaurants Inc. Retirement Plan (the “Retirement Plan”), formerly along with the two companies that were “spun-off” as a result of the fiscal 1996 “spin-off” transaction: Morrison Fresh Cooking, Inc. (“MFC”) (subsequently acquired by Piccadilly Cafeterias, Inc., or “Piccadilly”) and Morrison Health Care, Inc. (“MHC”) (subsequently acquired by Compass Group, PLC, or “Compass”). The Retirement Plan was established to provide retirement benefits to qualifying employees of Morrison Restaurants Inc. Under the Retirement Plan, participants are entitled to receive benefits based upon salary and length of service. The Retirement Plan was amended as of December 31, 1987, so that no additional benefits will accrue and no new participants will enter the Retirement Plan after that date.

As discussed in more detail in Note K to the Condensed Consolidated Financial Statements, Piccadilly announced on October 29, 2003 that it had filed for Chapter 11 protection under the United States Bankruptcy Code. On March 4, 2004, with bankruptcy court approval, Piccadilly withdrew as a sponsor of the Retirement Plan. On March 16, 2004, Piccadilly’s assets and ongoing business operations were sold to a third party for $80 million.

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

Assets and obligations attributable to Morrison Health Care, Inc. participants, as well as participants, formerly with Morrison Fresh Cooking, Inc. who were allocated to Compass following Piccadilly’s bankruptcy, were spun out of the Retirement Plan effective June 30, 2006. Following Compass’s withdrawal, RTI remained the sole sponsor of the Retirement Plan.

For the 13 weeks ended September 5, 2006, we made contributions to the Retirement Plan totaling $0.4 million. We expect to make contributions for the remainder of fiscal 2007 totaling $1.8 million.

Significant Contractual Obligations and Commercial Commitments

Long-term financial obligations were as follows as of September 5, 2006 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Notes payable and other long-term debt, including
current maturities (a)	$ 20,707	$ 2,171	$ 3,981	$ 4,267	$ 10,288
Revolving credit facility (a)	215,000	–	–	215,000	–
Unsecured senior notes (Series A and B) (a)	150,000	–	–	85,000	65,000
Operating leases (b)	366,632	42,763	78,832	57,520	187,517
Purchase obligations (c)	192,738	108,775	41,879	37,242	4,842
Pension obligations (d)	30,775	3,886	7,804	8,641	10,444
Total	$ 975,852	$ 157,595	$ 132,496	$ 407,670	$ 278,091

(a)	See Note F to the Condensed Consolidated Financial Statements for more information.
(b)

This amount includes operating leases totaling $37.5 million for which sublease income from franchisees or others is expected. See Note G to the Condensed Consolidated Financial Statements for more information.

(c)	The amounts for purchase obligations include commitments for food items and supplies, construction projects, and other miscellaneous commitments.
(d)	See Note J to the Condensed Consolidated Financial Statements for more information.

Commercial Commitments (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Letters of credit (a)	$ 20,219	$ 9,961	$ 10,258	$ –	$ –
Franchisee loan guarantees (a)	37,002	34,250	1,969	118	665
Divestiture guarantees	9,408	187	414	437	8,370
Total	$ 66,629	$ 44,398	$ 12,641	$ 555	$ 9,035

(a)

Includes a $6.8 million letter of credit which secures franchisees’ borrowings for construction of restaurants being financed under a franchise loan facility. The franchise loan guarantee of $37.0 million also shown in the table excludes the guarantee of $6.8 million for construction to date on the restaurants being financed under the facility.

See Note K to the Condensed Consolidated Financial Statements for more information.

Borrowings and Credit Facilities

On November 19, 2004, RTI entered into a $200.0 million five-year revolving credit agreement (the “Credit Facility”), which includes a $20.0 million swingline sub-commitment and a $40.0 million sub-limit for letters of credit. The Credit Facility, which was increased to $100.0 million on November 7, 2005 to $300.0 million, is scheduled to mature on November 19, 2009.

At September 5, 2006, we had borrowings of $215.0 million outstanding under the Credit Facility with an associated floating rate of 6.34%. After consideration of letters of credit outstanding, the Company had $65.0 million available under the Credit Facility as of September 5, 2006. At June 6, 2006, we had borrowings of $212.8 million outstanding under the Credit Facility with an associated floating rate of 6.02%.

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

During the remainder of fiscal 2007, we expect to fund operations, capital expansion, any repurchase of common stock or franchise partnership equity, and the payment of dividends from operating cash flows, our Credit Facility, and operating leases. See “Special Note Regarding Forward-Looking Information” below.

Off-Balance Sheet Arrangements

See Note K to the Condensed Consolidated Financial Statements for information regarding our franchise partnership and divestiture guarantees.

Our potential liability for severance payments with regard to our employment agreement with Samuel E. Beall, III, our Chairman, President and Chief Executive Officer, has not materially changed from the amount disclosed in the Annual Report on Form 10-K for the fiscal year ended June 6, 2006. Please refer to our Annual Report on Form 10-K for the fiscal year ended June 6, 2006 for a description of these potential severance payments.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (fiscal 2008 for RTI), with early adoption permitted. We are currently evaluating whether the adoption of FIN 48 will have a material effect on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal year 2009 for RTI), and interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this statement.

In September 2006, the FASB issued Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). SFAS 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS 158 also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006 (RTI’s current fiscal year). The Company is currently assessing the impact of the adoption of this statement.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006 (RTI’s current fiscal year). We do not believe SAB 108 will have a material impact on our Condensed Consolidated Financial Statements.

Known Events, Uncertainties and Trends:

Financial Strategy and Stock Repurchase Plan

Our financial strategy is to utilize a prudent amount of debt, including operating leases, letters of credit, and any guarantees, to minimize the weighted average cost of capital while allowing financial flexibility and maintaining the equivalent of an investment-grade bond rating. This strategy periodically allows us to repurchase RTI common stock. During the first quarter of fiscal 2007, we repurchased 523 shares of RTI common stock. The total number of remaining shares authorized to be repurchased, as of September 5, 2006, is approximately 5.2 million. To the extent not funded with cash from operating activities and proceeds from stock option exercises, additional repurchases, if any, may be funded by borrowings on the Credit Facility.

Dividends

During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to RTI’s shareholders. This policy has historically called for payment of semi-annual dividends of $0.0225 per share. On July 12, 2006, our Board of Directors approved the plan to increase our semi-annual dividend from $0.0225 to $0.25 per share. Our first $0.25 per share dividend, which totaled $14.5 million, was paid on August 8, 2006, to shareholders of record on July 24, 2006. The payment of a dividend in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future. Additionally, our credit facilities contain certain limitations on the payment of dividends. See “Special Note Regarding Forward-Looking Information.”

Settlement of Hurricane Katrina Insurance Claims

On August 29, 2005, Ruby Tuesday lost two of its Gulf Coast restaurants, Gulfport and Biloxi, Mississippi, as a result of Hurricane Katrina. As discussed in Note D to the Condensed Consolidated Financial Statements, subsequent to September 5, 2006, the Company received insurance proceeds of $2.3 million related to settlement of the Hurricane Katrina open claims, which resulted in a gain of $1.5 million that will be recorded in the second quarter of fiscal 2007. The gain is attributable to settlement of property claims at replacement costs which were in excess of net book values of property and equipment, as well as business interruption recoveries.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices. The interest rate charged on our Credit Facility can vary based on the interest rate option we choose to utilize. Our options for the rate are the Base Rate or LIBO Rate plus an applicable margin. The Base Rate is defined to be the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.5%. The applicable margin for the LIBO Rate-based option is a percentage ranging from 0.625% to 1.25%. As of September 5, 2006, the total amount of outstanding debt subject to interest rate fluctuations was $222.5 million. A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of $2.2 million per year.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 5, 2006.

Changes in Internal Controls

During the fiscal quarter ended September 5, 2006, there were no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending legal proceedings will not have a material adverse effect on our operations, financial position or liquidity.

ITEM 1A.

RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended June 6, 2006 in Part I, Item 1A. Risk Factors. There have been no material changes from the risk factors previously disclosed in our Form 10-K.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information regarding purchases of our common stock made by us during the first quarter ended September 5, 2006:

	(a)	(b)	(c)	(d)
	Total number	Average	Total number of shares	Maximum number of shares
	of shares	price paid	purchased as part of publicly	that may yet be purchased
Period	purchased (1)	per share	announced plans or programs (1)	under the plans or programs (2)

Month #1
(June 7 to July 11)	–	–	–	5,171,726
Month #2
(July 12 to August 8)	–	–	–	5,171,726
Month #3
(August 9 to September 5)	523	$27.54	523	5,171,203
Total	523		523	5,171,203

(1) No shares were repurchased other than through our publicly announced repurchase programs and authorizations during the first quarter of our year ending June 5, 2007. These repurchase programs include shares surrendered as payment for the exercise price of options or purchase rights or in satisfaction of tax withholding obligations in connection with the Company’s stock incentive plans.

(2) On January 5, 2006, the Company’s Board of Directors authorized the repurchase of an additional 6.7 million shares of Company stock under the Company’s ongoing share repurchase program. As of September 5, 2006, 1.5 million shares of the January 2006 authorization have been repurchased at a cost of approximately $43.3 million.

ITEM 6.

EXHIBITS

The following exhibits are filed as part of this report:

  Exhibit No.

10.1	Description of 2006 Cash Bonus Plan (incorporated by reference to the Company’s Current
Report on Form 8-K filed on July 24, 2006).

10.2	Description of 2007 Cash Bonus Plan (incorporated by reference to the Company’s Current
Report on Form 8-K filed on July 24, 2006).

10.3	First Amendment to Amended and Restated Loan Facility Agreement and Guaranty, dated as of September 8, 2006, by and among Ruby Tuesday, Inc. and Bank of America, N.A., as
Servicer, and the Participants (incorporated by reference to Exhibit 10.1 to the Company’s
Form 8-K filed on September 14, 2006).

31.1	Certification of Samuel E. Beall, III, Chairman of the Board, President and Chief Executive Officer.

31.2	Certification of Marguerite N. Duffy, Senior Vice President, Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.

(Registrant)

Date: October 16, 2006	BY: /s/ MARGUERITE N. DUFFY —————————————— Marguerite N. Duffy Senior Vice President and Chief Financial Officer