Form 10-Q
period 2006-12-05
RUBY TUESDAY INC
filed 2007-01-09
CIK 68270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  December 5, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to _________

Commission File Number: 1-12454

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

59,148,809
(Number of shares of common stock, $0.01 par value, outstanding as of January 5, 2007)

RUBY TUESDAY, INC.

 PART I — FINANCIAL INFORMATION

ITEM 1.

RUBY TUESDAY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	DECEMBER 5,	JUNE 6,
	2006	2006
	(NOTE A)
Assets
Current assets:
Cash and short-term investments	$8,857	$22,365
Accounts and notes receivable, net	9,402	12,020
Inventories:
Merchandise	11,132	10,127
China, silver and supplies	8,369	7,301
Income tax receivable	4,697	374
Deferred income taxes	1,384	2,343
Prepaid rent and other expenses	14,359	10,977
Assets held for sale	17,541	12,833
Total current assets	75,741	78,340
Property and equipment, net	1,019,531	984,127
Goodwill	17,011	17,017
Notes receivable, net	16,101	21,009
Other assets	74,181	71,075
Total assets	$1,202,565	$1,171,568
Liabilities & shareholders’ equity
Current liabilities:
Accounts payable	$40,666	$39,614
Accrued liabilities:
Taxes, other than income taxes	18,015	19,987
Payroll and related costs	11,060	15,739
Insurance	7,345	6,202
Deferred revenue – gift cards/certificates	7,090	6,537
Rent and other	20,744	18,458
Current portion of long-term debt, including capital leases	1,863	1,461
Total current liabilities	106,783	107,998
Long-term debt and capital leases, less current maturities	357,636	375,639
Deferred income taxes	44,360	49,727
Deferred escalating minimum rent	39,015	37,535
Other deferred liabilities	76,083	73,511
Total liabilities	623,877	644,410
Commitments and contingencies (Note K)
Shareholders’ equity:
Common stock, $0.01 par value; (authorized 100,000 shares;
issued 59,146 shares at 12/05/06; 58,191 shares at 6/06/06)	591	582
Capital in excess of par value	33,932	7,012
Retained earnings	551,402	527,672
Deferred compensation liability payable in
Company stock	4,457	4,428
Unearned compensation	–	(871)
Company stock held by Deferred Compensation Plan	(4,457)	(4,428)
Accumulated other comprehensive loss	(7,237)	(7,237)
	578,688	527,158
Total liabilities & shareholders’ equity	$1,202,565	$1,171,568
The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	DECEMBER 5,	NOVEMBER 29,	DECEMBER 5,	NOVEMBER 29,
	2006	2005	2006	2005
	(NOTE A)		(NOTE A)
Revenue:
Restaurant sales and operating revenue	$333,316	$291,631	$668,127	$595,974
Franchise revenue	3,503	3,431	7,351	7,311
	336,819	295,062	675,478	603,285
Operating costs and expenses:
Cost of merchandise	91,378	78,776	181,048	160,419
Payroll and related costs	104,314	92,965	207,857	188,694
Other restaurant operating costs	60,986	53,405	122,218	106,630
Depreciation and amortization	18,993	17,234	37,375	34,408
Selling, general and administrative,
net of support service fee income
for the thirteen and twenty-six week
periods totaling $3,120 and $6,218 in
fiscal 2007, and $3,086 and $6,336 in
fiscal 2006, respectively	30,897	23,505	60,324	49,464
Equity in losses of
unconsolidated franchises	706	788	638	724
Interest expense, net	4,589	2,633	8,883	4,546
	311,863	269,306	618,343	544,885
Income before income taxes	24,956	25,756	57,135	58,400
Provision for income taxes	8,227	8,320	18,856	19,321
Net income	$16,729	$17,436	$38,279	$39,079
Earnings per share:
Basic	$0.28	$0.28	$0.65	$0.62
Diluted	$0.28	$0.28	$0.65	$0.62

Weighted average shares:
Basic	58,793	61,578	58,467	62,554
Diluted	59,266	62,076	58,894	63,183

Cash dividends declared per share	–	–	$0.25	$0.0225

The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	TWENTY-SIX WEEKS ENDED
	DECEMBER 5,	NOVEMBER 29,
	2006	2005
	(NOTE A)
Operating activities:
Net income	$38,279	$39,079
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	37,375	34,408
Amortization of intangibles	191	149
Provision for bad debts	(497)	696
Deferred income taxes	(4,408)	(2,182)
(Gain)/loss on disposition of assets, net of impairments	(18)	151
Equity in losses of unconsolidated franchises	638	724
Distributions received from unconsolidated franchises	847	791
Share-based compensation expense	4,569	–
Income tax benefit from exercise of stock options	–	403
Excess tax benefits from share-based compensation	(2,934)	–
Amortization of unearned compensation	–	33
Other	12	5
Changes in operating assets and liabilities:
Receivables	4,599	(1,485)
Inventories	(1,586)	(1,915)
Income tax receivable	(1,389)	(681)
Prepaid and other assets	(4,010)	(1,683)
Accounts payable, accrued and other liabilities	745	(371)
Net cash provided by operating activities	72,413	68,122
Investing activities:
Purchases of property and equipment	(69,382)	(90,514)
Acquisition of franchise entities	(3,002)	–
Proceeds from disposal of assets	6,561	2,214
Insurance proceeds from property claims	2,852	84
Other, net	(5,286)	(3,617)
Net cash used by investing activities	(68,257)	(91,833)
Financing activities:
Proceeds from long-term debt	2,200	115,900
Principal payments on long-term debt	(28,497)	(5,940)
Proceeds from issuance of stock, including treasury stock	20,262	2,668
Excess tax benefits from share-based compensation	2,934	–
Stock repurchases	(14)	(99,028)
Dividends paid	(14,549)	(1,427)
Net cash (used)/provided by financing activities	(17,664)	12,173

Decrease in cash and short-term investments	(13,508)	(11,538)
Cash and short-term investments:
Beginning of year	22,365	19,787
End of quarter	$8,857	$8,249
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amount capitalized	$10,370	$5,965
Income taxes, net	$25,152	$21,822
Significant non-cash investing and financing activities:
Assumption of debt and capital leases related to franchise
partnership acquisitions	$8,696	–
Retirement of fully depreciated assets	$513	–
Reclassification of properties to assets held for sale or receivables	$9,448	$2,577
Restricted stock awards	–	$1,057

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI”, “we” or the “Company”), owns and operates Ruby Tuesday® casual dining restaurants. We also franchise the Ruby Tuesday concept in select domestic and international markets. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the 13 and 26-week periods ended December 5, 2006 are not necessarily indicative of results that may be expected for the year ending June 5, 2007.

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

NOTE B – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. The computation of diluted earnings per share gives effect to options and restricted stock outstanding during the applicable periods. The effect of stock options and restricted stock increased the diluted weighted average shares outstanding by approximately 0.5 million for each of the 13 weeks ended December 5, 2006 and November 29, 2005, and approximately 0.4 million and 0.6 million for the 26 weeks ended December 5, 2006 and November 29, 2005, respectively.

Stock options with an exercise price greater than the average market price of our common stock and certain options with unrecognized compensation expense do not impact the computation of diluted earnings per share because the effect would be antidilutive. For the 13 and 26 weeks ended December 5, 2006, there were 3.3 million and 3.4 million unexercised options, respectively, that were excluded from the computation of diluted earnings per share. For the 13 and 26 weeks ended November 29, 2005, there were 5.1 million and 3.5 million unexercised options, respectively, that were excluded from the computation of diluted earnings per share.

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

In accordance with the Financial Accounting Standards Board (“FASB”) Staff Position SFAS 123(R) – 3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards”, the Company has elected the alternative transition method to calculate the beginning balance of the pool of excess tax benefits. The beginning balance of excess tax benefits was calculated as the sum of all net increases in additional paid-in capital related to tax benefits from share-based employee compensation, less the incremental share-based compensation costs that would have been recognized if the fair value recognition provisions of SFAS 123 had been used to account for share-based compensation costs, multiplied by our current blended statutory tax rate.

The Company adopted SFAS 123(R) using a modified version of prospective application effective June 7, 2006, the beginning of our 2007 fiscal year. Under this transition method, compensation cost is recognized for (1) all awards granted after the required effective date and for awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under SFAS 123. The adoption of SFAS 123(R) resulted in the following for the 13 and 26-week periods ended December 5, 2006:

•

Additional pre-tax share-based compensation expense of $2.2 million and $4.4 million, respectively, each of which is net of $0.1 million of capitalized construction costs related to new restaurant construction. Significantly all of the pre-tax costs related to the additional share-based compensation are reflected in selling, general and administrative expense in the Condensed Consolidated Statements of Income;

•	An income tax benefit related to the additional share-based compensation totaling $0.9 million and $1.8 million, respectively;
•	A reduction of both basic and fully diluted earnings of $0.02 and $0.05 per share, respectively; and
•	A decrease in cash flows from operating activities of $2.9 million, offset by an increase in cash flows from financing activities of $2.9 million for the 26-week period.

Prior to fiscal 2007, we measured compensation expense related to share-based compensation using the intrinsic value method. Accordingly, no share-based employee compensation cost was reflected in net income if the exercise price of the option equaled or exceeded the fair value of the stock on the date of grant. Had compensation expense for our stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS 123(R) for the 13 and 26-week periods ended November 29, 2005, our net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per-share data):

	Thirteen	Twenty-Six
	Weeks Ended	Weeks Ended
	November 29, 2005	November 29, 2005

Net income, as reported	$17,436	$39,079

Add: Reported share-based compensation expense,	20	20
net of tax
Less: Share-based employee compensation
expense determined under fair value based
method for all awards, net of income tax expense	(1,069)	(2,431)
Pro forma net income	$16,387	$36,668

Basic earnings per share
As reported	$0.28	$0.62
Pro forma	$0.27	$0.59

Diluted earnings per share
As reported	$0.28	$0.62
Pro forma	$0.26	$0.58

SFAS 123(R) specifies that the fair value of an employee stock option must be based on an observable market price of an option with the same or similar terms and conditions if one is available or, if an observable market price is not available, the fair value must be estimated using a valuation technique that (1) is applied in a manner consistent with the fair value measurement objective and the other requirements of the Statement, (2) is based on established principles of financial economic theory and generally applied in that field, and (3) reflects all substantive characteristics of the instrument. Since market prices for RTI employee stock options or for identical or similar equity instruments are not available, there are no observable market prices for RTI’s employee stock options, and therefore, fair value will be estimated using an acceptable valuation technique. SFAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. The Company estimated the fair value of the option grants made during the 13 and 26 weeks ended December 5, 2006 and November 29, 2005 as of the dates of the grants using the Black-Scholes option pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	December 5,	November 29,	December 5,	November 29,
	2006	2005	2006	2005
Risk-free interest rate	4.78%	4.19%	4.80%	4.17%
Expected dividend yield	1.72%	0.21%	1.74%	0.21%
Expected stock price volatility	0.301	0.337	0.301	0.338
Expected term (in years)	3.97	3.97	3.92	3.96

The risk-free interest rates used in our Black-Scholes option pricing model were based on the rate of U.S. Treasury constant maturities issues with a remaining term equal to the expected life of option grants. We based our expected volatility for options issued during the first two quarters of both fiscal 2007 and 2006 using historical prices of our common stock. The expected term represents the period of time that option grants are expected to be outstanding and is derived from historical terms and other factors.

The weighted average fair value of options granted during the 13 weeks ended December 5, 2006 and November 29, 2005 was $7.65 and $6.89, respectively. The weighted average fair value of options granted during the 26 weeks ended December 5, 2006 and November 29, 2005 was $7.53 and $6.92, respectively.

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

All options awarded under the Plan have a strike price equal to the fair market value of the Company’s stock at the time of grant. A Committee, appointed by the Board, administers the Plan. At December 5, 2006, we had reserved 586,000 shares of common stock under this Plan, 348,000 of which were subject to options outstanding.

The Ruby Tuesday, Inc. 2003 Stock Incentive Plan

A Committee, appointed by the Board, administers the Ruby Tuesday, Inc. 2003 Stock Incentive Plan (“2003 SIP”), formerly called the Ruby Tuesday, Inc. 1996 Non-Executive Stock Incentive Plan, and has full authority in its discretion to determine the key employees and officers to whom stock incentives are granted and the terms and provisions of stock incentives. Option grants under the 2003 SIP can have varying vesting provisions and exercise periods as determined by such Committee. Options granted under the 2003 SIP vest in periods ranging from immediate to fiscal 2011, with the majority vesting 24 or 30 months following the date of grant, and the majority expiring five, but some up to ten, years after grant. The 2003 SIP permits the Committee to make awards of shares of common stock, awards of stock options or other derivative securities related to the value of the common stock, and certain cash awards to eligible persons. These discretionary awards may be made on an individual basis or for the benefit of a group of eligible persons. All options, or other instruments, awarded under the 2003 SIP have a strike price, if applicable, equal to the fair market value of the Company’s stock at the time of grant.

In October 2005, the Company awarded 50,000 restricted shares to its Senior Vice President, Operations under the terms of the 2003 SIP. The restricted shares awarded vest evenly over the third, fourth, and fifth anniversaries of the grant. The fair value of the restricted share award was based on the Company’s fair market value at the time of grant. At December 5, 2006, unrecognized compensation expense related to the restricted stock grant totaled approximately $0.7 million and will be recognized over the vesting periods which end in October 2010.

At December 5, 2006, we had reserved a total of 9,537,000 shares of common stock for the 2003 SIP, 6,895,000 of which were subject to options outstanding. Stock option exercises are settled with the issuance of new shares.

The following table summarizes the activity in options for the 26 weeks ended December 5, 2006 under these stock option plans (in thousands, except per-share data):

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining Contractual	Intrinsic
	Options	Exercise Price	Term (years)	Value
Balance at June 6, 2006	8,446	$25.33
Granted	67	$28.79
Exercised	(955)	$21.13
Forfeited	(315)	$27.59
Balance at December 5, 2006	7,243	$25.82	2.69	$24,777

Exercisable at December 5, 2006	4,111	$24.83	1.71	$20,045

The aggregate intrinsic value represents the closing stock price as of December 5, 2006 less the strike price, multiplied by the number of options that have a strike price that is less than that closing stock price. The total intrinsic value of options exercised during the first 26 weeks ended December 5, 2006 and November 29, 2005 was $7.4 million and $1.0 million, respectively.

At December 5, 2006, there was approximately $12.4 million of unrecognized pre-tax compensation expense related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of 1.7 years.

The following table summarizes information about stock options outstanding and exercisable as of December 5, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$ 9.47 - $18.00	1,508	1.50	$16.04	1,508	$16.04
$18.01 - $21.00	229	5.44	$18.47	27	$18.69
$21.01 - $24.00	682	0.68	$23.05	633	$23.19
$24.01 - $27.00	1,420	3.23	$25.25	98	$24.62
$27.01 - $30.00	273	3.27	$28.35	118	$28.48
$30.01 - $33.00	3,131	3.21	$31.70	1,727	$32.97
$ 9.47 - $33.00	7,243	2.69	$25.82	4,111	$24.83

The following table summarizes the status of our restricted-stock activity for the first two quarters of fiscal 2007 (in thousands, except per-share data):

Weighted-Average
	Restricted	Grant-Date
	Stock	Fair Value
Non-vested at June 6, 2006	50	$ 21.13
Granted	–	–
Vested	–	–
Forfeited	–	–
Non-vested at December 5, 2006	50	$ 21.13

Other Share-Based Compensation

During the first quarter of fiscal 2007, RTI granted 180,000 stock appreciation rights (“SARs”), pursuant to two separate awards, one for 60,000 SARs and the other for 120,000 SARs, to a strategic partner. None of the 120,000 SAR awards will vest based on failure to attain a completed performance condition, which was measured subsequent to quarter end. The award for 60,000 SARs will vest on July 5, 2008 provided that the strategic partner is still providing services to RTI. This award will expire in five years and will be cash settled, if exercised, for the difference between the current market price on the date of exercise and $25.84, the strike price. Expense is measured based on the market price of our common stock each period and is amortized over the vesting period. For the 26 weeks ended December 5, 2006, we recognized a nominal amount of share-based expense related to the SARs. At December 5, 2006, unrecognized, pre-tax expense related to the portion of the awards expected to vest was approximately $0.3 million. Because of the cash settlement feature, these awards have been liability-classified in our Condensed Consolidated Balance Sheets.

NOTE D – ACCOUNTS AND NOTES RECEIVABLE

Accounts receivable at December 5, 2006 and June 6, 2006 include $0.1 million and $1.9 million, respectively, for insurance recoveries from fiscal 2006 hurricanes, specifically Katrina and Rita, to the extent losses have been incurred and the realization of a related insurance claim, net of applicable deductibles, is probable. The Company received insurance proceeds of $2.3 million in September 2006 in settlement of the Hurricane Katrina claim resulting in a gain of $1.5 million. The gain is attributable to settlement of property claims at replacement costs which were in excess of net book values of property and equipment, as well as business interruption recoveries.

Notes receivable from franchise partnerships generally arise when Company-owned restaurants are sold to franchise partnerships (“refranchised”). These notes generally allow for deferral of interest during the first one to three years and require only the payment of interest for up to six years from the inception of the note. Sixteen franchisees operating as of December 5, 2006 received acquisition financing from RTI as part of the refranchising transactions. The amounts financed by RTI approximated 37% of the original purchase prices. Nine of these sixteen franchisees have paid their notes in full as of December 5, 2006. A tenth franchisee refinanced, and paid off, its RTI debt with an outside lender subsequent to quarter end. The amount due from this franchisee, $6.2 million as of December 5, 2006, has been classified as non-current in the Condensed Consolidated Balance Sheets in accordance with its original terms, and upon consideration that RTI will use the proceeds to pay down our revolving credit facility, which is also reflected as non-current in our Condensed Consolidated Balance Sheets.

As of December 5, 2006, all the franchise partnerships were making interest and/or principal payments on a monthly basis in accordance with the terms of these notes. All of the refranchising notes accrue interest at 10.0% per annum.

Amounts reflected for notes receivable at December 5, 2006 and June 6, 2006 ($18.3 million and $23.4 million, respectively) are net of a $5.1 million and $5.6 million allowance for doubtful notes, respectively, as well as an allowance totaling $0.9 million and $0.6 million, respectively, for RTI’s portion of the equity method losses in excess of our recorded investment of two of the franchise partnerships in which we own a 50% equity interest.

NOTE E – FRANCHISE PROGRAMS

As of December 5, 2006, we held a 50% equity interest in each of ten franchise partnerships which collectively operate 110 Ruby Tuesday restaurants. We apply the equity method of accounting to all 50%-owned franchise partnerships. Also, as of December 5, 2006, we held a 1% equity interest in each of seven franchise partnerships, which collectively operate 49 restaurants, and no equity interest in various traditional domestic and international franchises, which collectively operate 94 restaurants.

In July 2006, in conjunction with a previously announced strategy to acquire certain franchisees in the Eastern United States, RTI, through its subsidiaries, acquired the remaining 50% of the partnership interests of RT Orlando Franchise, LP (“RT Orlando”), thereby increasing its ownership to 100% of the partnership.  RT Orlando, previously a franchise partnership with 17 restaurants in Florida, was acquired for a total cash purchase price of $3.0 million.  Our Condensed Consolidated Financial Statements reflect the results of operations of these acquired restaurants subsequent to the date of acquisition.  This transaction was accounted for as a step acquisition using the purchase method as defined in SFAS No. 141, “Business Combinations.”  The purchase price was allocated to the fair value of property and equipment of $7.0 million, long-term debt and capital leases of $4.3 million, and other net assets of $0.3 million.  RT Orlando had total debt and capital leases of $8.7 million at the time of acquisition, none of which was payable to RTI. In addition to recording the amounts discussed above, RTI reclassified its investment in RT Orlando to account for the remainder of the assets and liabilities of RT Orlando, which are now fully recorded within the Condensed Consolidated Balance Sheet of RTI.

In August 2006, we sold two restaurants to RT St. Louis Franchise, LP (“RT St. Louis”) for $1.0 million. The sale of these two restaurants had a negligible impact on net income. Also in August 2006, in conjunction with the previously described sale, RT St. Louis began leasing a third restaurant from RTI.

Subsequent to quarter end, in December 2006, RTI, through its subsidiaries, acquired the remaining partnership interests of RT South Florida Franchise, LP (“RT South Florida”), of which the Company had owned a 50% interest. RT South Florida operated 11 Ruby Tuesday restaurants as of December 5, 2006. See Note M to the Condensed Consolidated Financial Statements for more information regarding this transaction.

Included in Assets Held for Sale at December 5, 2006 is $5.9 million, which represents the net book value of four Company-owned Ruby Tuesday restaurants, located in Arkansas, which are expected to be sold to an existing franchisee later in the current fiscal year. We believe that the fair value of these properties, less the expected cost to sell, is in excess of the net book value and no impairment exists as of December 5, 2006.

Beginning in May 2005, under the terms of the franchise operating agreements, we required all domestic franchisees to contribute a percentage, currently 2.8%, of monthly gross sales to a national advertising fund formed to cover their pro rata portion of the production and airing costs associated with our national cable advertising campaign. Under the terms of those agreements, we can charge up to 3.0% of monthly gross sales for this national advertising fund.

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

NOTE F – LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

	December 5, 2006	June 6, 2006

Revolving credit facility	$192,800	$212,800
Unsecured senior notes:
Series A, due April 2010	85,000	85,000
Series B, due April 2013	65,000	65,000
Mortgage loan obligations	16,320	13,863
Capital lease obligations	379	437
	359,499	377,100
Less current maturities	1,863	1,461
	$357,636	$375,639

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

On November 19, 2004, RTI entered into a five-year revolving credit agreement (the “Credit Facility”) under which we may borrow up to $300.0 million. The Credit Facility was obtained for general corporate purposes. The terms of the Credit Facility provide for a $20.0 million swingline sub-commitment and a $40.0 million sub-limit for letters of credit. The Credit Facility will mature on November 19, 2009.

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

Under the terms of the Credit Facility, we had borrowings of $192.8 million with an associated floating rate of interest of 6.32% at December 5, 2006. As of June 6, 2006, we had $212.8 million outstanding with an associated floating rate of interest of 6.02%. After consideration of letters of credit outstanding, the Company had $87.2 million available under the Credit Facility as of December 5, 2006.

Both the Credit Facility and the notes issued in the Private Placement contain various restrictions, including limitations on additional debt, the payment of dividends and limitations regarding funded debt, minimum net worth, and minimum fixed charge coverage ratio. The Company is currently in compliance with its debt covenants.

In conjunction with the RT Orlando franchise acquisition described further in Note E to the Condensed Consolidated Financial Statements, RTI acquired, directly and through its subsidiaries, the remaining 50% partnership interests of RT Orlando, including the assumption of long-term debt and capital leases associated with this franchise partnership. Included in the debt assumed were four variable rate loans totaling $3.0 million, which were retired prior to December 5, 2006.

As discussed further in Note M to the Condensed Consolidated Financial Statements, subsequent to quarter end, in December 2006, RTI acquired, directly and through its subsidiaries, the remaining 50% partnership interests of RT South Florida, including the assumption of related long-term debt and capital leases associated with the franchise partnership.

NOTE G – PROPERTY, EQUIPMENT AND OPERATING LEASES

Property and equipment, net, is comprised of the following (in thousands):

	December 5, 2006	June 6, 2006
Land	$202,362	$193,180
Buildings	419,611	398,441
Improvements	410,378	374,065
Restaurant equipment	291,170	274,835
Other equipment	96,547	93,495
Construction in progress	55,565	74,634
	1,475,633	1,408,650
Less accumulated depreciation and amortization	456,102	424,523
	$1,019,531	$984,127

Approximately 54% of our restaurants are located on leased property. Of these, approximately half are land leases only; the other half are for both land and building. The initial terms of these leases expire at various dates over the next 20 years. These leases may also contain required increases in rent at varying times during the lease terms and have options to extend the terms of the leases at rates that are included in the original lease agreement.

On November 20, 2000, the Company completed the sale of all 69 of its American Cafe (including L&N Seafood) and Tia’s Tex-Mex (“Tia’s”) restaurants to Specialty Restaurant Group, LLC (“SRG”), a limited liability company. A number of these restaurants were located on leased properties. RTI remains primarily liable on certain American Cafe and Tia’s leases that were subleased to SRG and contingently liable on others. SRG, on December 10, 2003, sold its 28 Tia’s restaurants to an unrelated entity and, as part of the transaction, further subleased certain Tia’s properties. As of December 5, 2006, RTI remains primarily liable for two Tia’s leases, which have remaining cash payments due of approximately $1.5 million, and contingently liable for six other Tia’s leases, which have remaining cash payments of approximately $3.0 million. A ninth lease, one for which RTI had primary liability, was settled during the quarter for a cash payment of $0.1 million.

During the second quarter of fiscal 2006, RTI became aware that the third party to whom SRG had sold the Tia’s restaurants had defaulted on four subleases. Claims have been asserted against the Company and SRG for unpaid rent, property taxes and similar charges. During the fiscal quarter ended December 5, 2006, the third party owner declared Chapter 7 bankruptcy. RTI has recorded an estimated liability of $0.9 million based on the claims made to date.

Since the third quarter of fiscal 2006, RTI has learned that SRG has defaulted on, or was late at least once in paying monthly rent on, 17 leases, four of which relate to closed restaurants. RTI has recorded an estimated liability of $0.3 million for these leases. Subsequent to quarter end, on January 2, 2007, the Company learned that SRG closed 20 restaurants. We believe that 14 of these restaurants are located on properties sub-leased from RTI.

As of December 5, 2006, RTI had $1.2 million recorded within our liability for deferred escalating minimum rents for 20 SRG leases for which we remain primarily liable. These 20 SRG leases include the 14 restaurants which closed on January 2, 2007, two restaurants closed prior to December 5, 2006, and four restaurants scheduled by SRG to remain open at the current time. Scheduled cash payments remaining on these leases totaled $4.8 million, $0.6 million, and $0.7 million, respectively, as of December 5, 2006.

We will continue to review the situation relative to these, as well as the Tia’s, leases during our third quarter of fiscal 2007 and adjust reserves as deemed appropriate.

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

Subsequent to quarter end, in December 2006, RTI, through its subsidiaries, acquired the remaining partnership interests of RT South Florida, of which the Company had owned a 50% interest. RT South Florida operated 11 Ruby Tuesday restaurants as of December 5, 2006. See Note M to the Condensed Consolidated Financial Statements for more information regarding this transaction.

NOTE H – OTHER DEFERRED LIABILITIES

Other deferred liabilities at December 5, 2006 and June 6, 2006 included $27.2 million and $23.8 million, respectively, for the liability due to participants in our Deferred Compensation Plan and $18.7 million and $18.1 million, respectively, for the liability due to participants in our Executive Supplemental Pension Plan. As discussed further in Note J to the Condensed Consolidated Financial Statements, the Executive Supplemental Pension Plan is an unfunded defined benefit plan. To provide a source for the payment of benefits under this and another unfunded defined benefit pension plan, the Company maintains whole-life insurance contracts on some of the participants.

NOTE I – COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”) requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America. Total comprehensive income for the 13 weeks ended December 5, 2006 and November 29, 2005 was $16.7 million and $17.4 million, respectively, which was the same as net income for those periods. Total comprehensive income for the 26 weeks ended December 5, 2006 and November 29, 2005 was $38.3 million and $39.1 million, respectively, which was also the same as net income for those periods. The only item that currently impacts RTI’s other comprehensive income is our minimum pension liability adjustment, which is typically adjusted annually.

NOTE J – PENSION AND POSTRETIREMENT MEDICAL AND LIFE BENEFIT PLANS

We sponsor three defined benefit pension plans for certain active employees and offer certain postretirement benefits for retirees. A summary of each of these is presented below.

Retirement Plan

RTI, along with Morrison Fresh Cooking, Inc. (which was subsequently purchased by Piccadilly Cafeterias, Inc., “Piccadilly”) and Morrison Health Care, Inc. (which was subsequently purchased by Compass Group, PLC, “Compass”), has sponsored the Morrison Restaurants Inc. Retirement Plan (the “Retirement Plan”). Effective December 31, 1987, the Retirement Plan was amended so that no additional benefits would accrue and no new participants may enter the Retirement Plan after that date. Participants receive benefits based upon salary and length of service. Certain responsibilities involving the administration of the Retirement Plan, until recently, have been shared by each of the three companies.

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

The ultimate amount of Piccadilly liability that RTI will absorb relative to all three defined benefit pension plans will not be known until the completion of Piccadilly’s bankruptcy proceedings. This amount could be higher or lower than the amounts accrued based on management’s estimate at December 5, 2006. See Note K to the Condensed Consolidated Financial Statements for more information.

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

The following tables detail the components of net periodic benefit costs and the amounts recognized in our Condensed Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the “Pension Plans”) and the Postretirement Medical and Life Benefits plans (in thousands):

	Pension Benefits
	Thirteen weeks ended		Twenty-six weeks ended
	December 5,	November 29,	December 5,	November 29,
	2006	2005	2006	2005
Service cost	$75	$97	$150	$195
Interest cost	532	513	1,064	1,026
Expected return on plan assets	(158)	(144)	(316)	(289)
Amortization of transition obligation	–	4	–	8
Amortization of prior service cost	82	80	164	160
Recognized actuarial loss	223	271	445	543
Net periodic benefit cost	$754	$821	$1,507	$1,643

	Postretirement Medical and Life Benefits
	Thirteen weeks ended		Twenty-six weeks ended
	December 5,	November 29,	December 5,	November 29,
	2006	2005	2006	2005
Service cost	$4	$3	$8	$6
Interest cost	29	18	58	36
Amortization of prior service cost	(4)	(4)	(8)	(8)
Recognized actuarial loss	29	16	58	32
Net periodic benefit cost	$58	$33	$116	$66

Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

As disclosed in our Form 10-K for fiscal 2006, we are required to make contributions to the Retirement Plan in fiscal 2007. We made contributions in the amount of $0.9 million to the Retirement Plan during the 26 weeks ended December 5, 2006. We expect to make contributions of $1.3 million for the remainder of fiscal 2007.

We also sponsor two defined contribution retirement savings plans. Information regarding these plans is included in RTI’s Annual Report on Form 10-K for the fiscal year ended June 6, 2006.

NOTE K – GUARANTEES

At December 5, 2006, we had certain third party guarantees, which primarily arose in connection with our franchising and divestiture activities. The majority of these guarantees expire at various dates ending in fiscal 2014. Generally, we are required to perform under these guarantees in the event that a third party fails to make contractual payments or, in the case of franchise partnership debt guarantees, achieve certain performance measures.

Franchise Partnership Guarantees

As part of the franchise partnership program, we have negotiated with various lenders a $48 million credit facility to assist the franchise partnerships with working capital needs and cash flows for operations (the “Franchise Facility”). As sponsor of the Franchise Facility, we serve as partial guarantor of the draws made by the franchise partnerships on the Franchise Facility. The Franchise Facility allows for 12 month individual franchise partnership loan commitments. If desired, RTI can increase the amount of the Franchise Facility by up to $25 million (to a total of $73 million) or reduce the amount of the Franchise Facility. On September 8, 2006, we entered into an amendment of the Franchise Facility which extended the term for an additional five years to October 5, 2011.

Prior to July 1, 2004, RTI also had an arrangement with a third party lender whereby we could choose, in our sole discretion, to partially guarantee specific loans for new franchisee restaurant development (the “Cancelled Facility”). Should payments be required under the Cancelled Facility, RTI has certain rights to acquire the operating restaurants after the third party debt is paid. On July 1, 2004, RTI terminated the Cancelled Facility and notified this third party lender that it would no longer enter into additional guarantee arrangements. RTI will honor the partial guarantees of the three loans to franchise partnerships that were in existence as of the termination of the Cancelled Facility.

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

As of December 5, 2006, the amounts guaranteed under the Franchise Facility, the Cancelled Facility and the Franchise Development Facility were $30.1 million, $1.0 million and $6.8 million, respectively. The guarantees associated with the Franchise Development Facility are collateralized by a $6.8 million letter of credit. As of June 6, 2006, the amounts guaranteed under the Franchise Facility, the Cancelled Facility and the Franchise Development Facility were $35.4 million, $1.0 million and $6.8 million, respectively. Unless extended, guarantees under these programs will expire at various dates from December 2006 through June 2013. To our knowledge, all of the franchise partnerships are current in the payment of their obligations due under these credit facilities. We have recorded liabilities totaling $0.8 million and $0.7 million as of December 5, 2006 and June 6, 2006, respectively, related to these guarantees. This amount was determined based on amounts to be received from the franchise partnerships as consideration for the guarantees. We believe these amounts approximate the fair value of the guarantees.

Divestiture Guarantees

During fiscal 1996, our shareholders approved the distribution (the “Distribution”) of our family dining restaurant business, then called Morrison Fresh Cooking, Inc. (“MFC”), and our health care food and nutrition services business, then called Morrison Health Care, Inc. (“MHC”). Subsequently, Piccadilly acquired MFC and Compass acquired MHC. Prior to the Distribution, we entered into various guarantee agreements with both MFC and MHC, most of which have expired. We do remain contingently liable for (1) payments to MFC and MHC employees retiring under (a) MFC’s and MHC’s versions of the Management Retirement Plan and the Executive Supplemental Pension Plan (the two non-qualified defined benefit plans) for the accrued benefits earned by those participants as of March 1996, and (b) funding obligations under the Retirement Plan maintained by MFC and MHC following the Distribution (the qualified plan), and (2) payments due on certain workers’ compensation claims. As payments are required under these guarantees, RTI is to divide the amounts due equally with the other remaining entity.

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

During fiscal 2004, we recorded a liability of $4.2 million for the retirement plans’ collective divestiture guarantees for which MFC was originally responsible under the divestiture guarantee agreements, comprised of $1.8 million related to the Retirement Plan (the qualified plan) and $2.4 million (in the aggregate) attributable to the Management Retirement Plan and the Executive Supplemental Pension Plan previously maintained by MFC (the two non-qualified plans). These amounts were determined in consultation with the plans’ actuary and assumed no recovery from the bankruptcy proceeding. As of December 5, 2006, we have received two partial settlements of the Piccadilly bankruptcy, $1.0 million in December 2004 and $0.3 million in December 2005. In December 2006, subsequent to quarter end, we received an additional partial settlement of $0.3 million. The Company hopes to recover further amounts upon final settlement of the bankruptcy. The actual amount we may be ultimately required to pay towards the divestiture guarantees could be lower if there is any further recovery in the bankruptcy proceeding, or could be higher if more valid participants are identified or if actuarial assumptions are proven inaccurate.

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

We estimated our divestiture guarantees related to MHC at December 5, 2006 to be $3.3 million for employee benefit plans and $0.1 million for workers’ compensation claims. In addition, we remain contingently liable for MHC’s portion (estimated to be $2.7 million) of the MFC employee benefit plan and workers’ compensation claims for which MHC is currently responsible under the divestiture guarantee agreements. We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

As discussed further in Note G to the Condensed Consolidated Financial Statements, RTI has contingent or direct lease liability on certain restaurant properties sold to SRG in November 2000. For the restaurant properties in which we believe we have contingent liability, we estimated our lease divestiture guarantees to be $3.0 million at December 5, 2006. All of these guarantees relate to leases for Tia’s Tex-Mex restaurants. SRG, on December 10, 2003, sold its 28 Tia’s restaurants to an unrelated entity, who filed Chapter 7 bankruptcy in September 2006. We have recorded a liability of $0.9 million based on claims made to date.

Subsequent to quarter end, we learned that SRG closed 20 restaurants on January 2, 2007. We believe that 14 of these restaurants are located on properties sub-leased from RTI. See Note G to the Condensed Consolidated Financial Statements for more discussion of this issue including information regarding RTI's exposure to loss from the SRG store closings.

NOTE L – RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. This guidance is effective for periods beginning after December 15, 2006 (fiscal year 2008 for RTI). The Company presents sales taxes collected from customers on a net basis. The Company does not expect the adoption of EITF 06-3 to impact our method for presenting sales taxes in our Condensed Consolidated Financial Statements.

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

FIN 48 is effective for fiscal years beginning after December 15, 2006 (fiscal year 2008 for RTI), with early adoption permitted. The Company is currently assessing the impact of the adoption of this statement.

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

Since we measure our plan assets and obligations on an annual basis, we will not be able to determine the impact the adoption of SFAS 158 will have on our consolidated financial statements until the end of the current fiscal year when such valuation is completed. However, based on valuations performed in fiscal year 2006, had we been required to adopt the provisions of SFAS 158 as of June 6, 2006, our defined benefit plans and postretirement benefit plan would have been $29.5 million and $2.0 million underfunded, respectively. To recognize our underfunded positions and to appropriately record our unrecognized net actuarial loss and prior service costs as a component of accumulated other comprehensive income, we would have been required to decrease our stockholders’ equity by $19.0 million, on an after-tax basis.

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

NOTE M – SUBSEQUENT EVENTS

On December 6, 2006, RTI acquired the remaining 50% partnership interests of RT South Florida for $1.7 million plus assumed debt, bringing the Company’s equity interest in the franchise to 100%. At the time of the acquisition, RT South Florida operated 11 Ruby Tuesday restaurants and had debt and capital leases totaling $7.5 million, none of which were payable to RTI.

See Note D to the Condensed Consolidated Financial Statements for discussion regarding the advance collection of a $6.2 million franchise note receivable.

In January 2007, we learned that SRG, a company that purchased 69 American Café and Tia’s Tex-Mex restaurants from us in fiscal 2001, had closed 20 restaurants, 14 of which were sub-leased from RTI. See Notes G and K to the Condensed Consolidated Financial Statements for further discussion of this issue including information regarding RTI’s potential exposure to loss from the SRG store closings.

On January 9, 2007, the Board of Directors declared a semi-annual cash dividend of $0.25 per share, payable on February 8, 2007, to shareholders of record at the close of business on January 25, 2007. On that same date, the Board of Directors also authorized the repurchase of an additional 5.0 million shares of RTI common stock, bringing the total available for repurchase to 10.2 million shares as of January 9, 2007.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

General:

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI”, the “Company,” “we” and/or “our”), owns and operates Ruby Tuesday® casual dining restaurants. We also franchise the Ruby Tuesday concept in selected domestic and international markets. As of December 5, 2006 we owned and operated 673, and franchised 253, Ruby Tuesday restaurants. Ruby Tuesday restaurants can now be found in 43 states, the District of Columbia, 14 foreign countries, and Puerto Rico.

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

Results of Operations:

The following is an overview of our results of operations for the 13 and 26-week periods ended December 5, 2006:

Net income decreased 4.1% to $16.7 million for the 13 weeks ended December 5, 2006 compared to $17.4 million for the same quarter of the previous year. Diluted earnings per share for the 13 weeks ended

December 5, 2006 of $0.28 per share remained unchanged from the prior year as a result of fewer outstanding shares.

During the 13 weeks ended December 5, 2006:

•	15 Company owned Ruby Tuesday restaurants were opened;
•	Seven franchise restaurants were opened and none were closed; and
•

Same-restaurant sales at Company-owned restaurants decreased 0.2%, while same restaurant sales at domestic franchise Ruby Tuesday restaurants increased 4.0% compared to the same quarter of the prior year.

Net income decreased 2.0% to $38.3 million for the 26 weeks ended December 5, 2006 compared to $39.1 million for the same period in fiscal 2006. Diluted earnings per share for the 26 weeks ended December 5, 2006 increased 4.8% to $0.65 compared to $0.62 for the corresponding period of the prior year as a result of fewer outstanding shares.

During the 26 weeks ended December 5, 2006:

•	49 Company-owned Ruby Tuesday restaurants were opened or acquired, including 17 purchased from our Orlando franchisee;
•	Five Company-owned Ruby Tuesday restaurants were sold or closed, including three sold or leased to our St. Louis franchisee;
•	Aside from the restaurants purchased from or sold to the Company, 17 franchise restaurants were opened and one was closed;
•

Same-restaurant sales at Company-owned restaurants decreased 0.4%, while same- restaurant sales at domestic franchise Ruby Tuesday restaurants increased 2.6% compared to the same period of the prior year; and

•	The Company adopted the Financial Accounting Standards Board’s “Share-Based Payment” statement and began expensing our stock options.

The following table sets forth selected restaurant operating data as a percentage of total revenue, except where otherwise noted, for the periods indicated. All information is derived from our Condensed Consolidated Financial Statements included in this Form 10-Q.

	Thirteen weeks ended		Twenty-six weeks ended
	December 5,	November 29,	December 5,	November 29,
	2006	2005	2006	2005
Revenue:
Restaurant sales and operating revenue	99.0%	98.8%	98.9%	98.8%
Franchise revenue	1.0	1.2	1.1	1.2
Total revenue	100.0	100.0	100.0	100.0
Operating costs and expenses:
Cost of merchandise (1)	27.4	27.0	27.1	26.9
Payroll and related costs (1)	31.3	31.9	31.1	31.7
Other restaurant operating costs (1)	18.3	18.3	18.3	17.9
Depreciation and amortization (1)	5.7	5.9	5.6	5.8
Selling, general and administrative, net	9.2	8.0	8.9	8.2
Equity in losses of unconsolidated
franchises	0.2	0.3	0.1	0.1
Interest expense, net	1.4	0.9	1.3	0.8
Income before income taxes	7.4	8.7	8.5	9.7
Provision for income taxes	2.4	2.8	2.8	3.2
Net income	5.0%	5.9%	5.7%	6.5%

(1)	As a percentage of restaurant sales and operating revenue.

The following table shows Company-owned and franchised restaurant openings and closings for the 13 and 26 week periods ended December 5, 2006 and November 29, 2005.

	Thirteen weeks ended		Twenty-six weeks ended
	December 5, 2006	November 29, 2005	December 5, 2006	November 29, 2005
Company–owned:
Beginning number	658	590	629	579
Opened	15	19	32	35
Acquired from franchisees	–	–	17	–
Sold or leased to franchisees	–	–	(3)	–
Closed	–	–	(2)	(5)
Ending number	673	609	673	609

Franchise:
Beginning number	246	233	251	226
Opened	7	9	17	18
Acquired or leased from RTI	–	–	3	–
Sold to RTI	–	–	(17)	–
Closed	–	(2)	(1)	(4)
Ending number	253*	240	253*	240

* Includes 11 restaurants operated by RTI’s South Florida franchisee, which were sold to RTI in December 2006.

We estimate that approximately 13 to 18 additional Company-owned Ruby Tuesday restaurants will be opened during the remainder of fiscal 2007.

We expect our domestic and international franchisees to open approximately 8 to 13 additional Ruby Tuesday restaurants during the remainder of fiscal 2007.

Revenue

RTI’s restaurant sales and operating revenue for the 13 weeks ended December 5, 2006 increased 14.3% to $333.3 million compared to the same period of the prior year. This increase primarily resulted from a net addition of 64 restaurants over the prior year, offset by a 0.2% decrease in same-restaurant sales.

Franchise revenue for the 13 weeks ended December 5, 2006 increased 2.1% to $3.5 million compared to the same period of the prior year. Franchise revenue is predominately comprised of domestic and international royalties, which totaled $3.3 million and $3.2 million for the 13-week periods ended December 5, 2006 and November 29, 2005, respectively. This increase results from growth in the domestic and international franchise markets, offset by the acquisition of RT Orlando Franchise, LP (“RT Orlando”) in July 2006, which owned 17 restaurants at the time of acquisition. Same-restaurant sales for domestic franchise Ruby Tuesday restaurants increased 4.0% in the second quarter of fiscal 2007.

For the 26 weeks ended December 5, 2006, sales at Company-owned restaurants increased 12.1% to $668.1 million compared to the same period of the prior year. This increase primarily resulted from that same net addition of 64 restaurants, offset by a 0.4% decrease in same-restaurant sales for the 26-week period ended December 5, 2006.

For the 26-week period ended December 5, 2006, franchise revenues increased 0.5% to $7.4 million compared to $7.3 million for the same period in the prior year. Domestic and international royalties totaled $6.8 million for each of the 26-week periods ending December 5, 2006 and November 29, 2005 as increased royalties from domestic and international franchisees were offset, in part, by the acquisition of RT Orlando, as previously discussed.

Average restaurant volumes at Company-owned restaurants, calculated on a rolling 12 period basis, increased 2.3% to $2.10 million as of December 5, 2006.

Pre-tax Income

Pre-tax income decreased by 3.1% to $25.0 million for the 13 weeks ended December 5, 2006, from the corresponding period of the prior year. This decrease is primarily due to an increase in stock expense pursuant to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payments” (“SFAS 123(R)”), which is reflected in selling, general and administrative expenses, net, as well as higher interest expense due to the Company’s increased share repurchase in the prior fiscal year coupled with a decrease of 0.2% in same-restaurant sales at Company-owned restaurants and an increase, as a percentage of restaurant sales and operating revenue, of cost of merchandise. These higher costs were offset by the increase in the number of restaurants and lower, as a percentage of restaurant sales and operating revenue, payroll and related costs and depreciation and amortization.

For the 26-week period ended December 5, 2006, pre-tax income was $57.1 million, a 2.2% decrease from the corresponding period of the prior year. The decrease was primarily due to the impact of the adoption of SFAS 123(R), which is reflected in selling, general and administrative expenses, net, as well as higher interest expense due to the Company’s increased share repurchase in the prior fiscal year and a year-to-date same-restaurant sale decrease of 0.4%. In addition, the decrease in pre-tax income was due to increases, as a percentage of Company restaurant sales and operating revenue, of cost of merchandise, other restaurant operating costs, offset by increases in restaurant growth and a reduction, as a percentage of restaurant sales and operating revenue, of payroll and related costs and depreciation and amortization.

In the paragraphs which follow, we discuss in more detail the components of the decrease in pre-tax income for the 13 and 26-week periods ended December 5, 2006, as compared to the comparable periods in the prior year.

Cost of Merchandise

Cost of merchandise increased 16.0% to $91.4 million for the 13 weeks ended December 5, 2006, over the corresponding period of the prior year. As a percentage of restaurant sales and operating revenue, cost of merchandise increased from 27.0% to 27.4% for the 13 weeks ended December 5, 2006.

For the 26-week period ended December 5, 2006, cost of merchandise increased 12.9% to $181.0 million over the corresponding period of the prior year. As a percentage of restaurant sales and operating revenue, cost of merchandise increased from 26.9% to 27.1% for the 26 weeks ended December 5, 2006.

The increase for both the 13 and 26-week periods as a percentage of restaurant sales and operating revenue is primarily due to increased food and beverage costs as a result of burger and other product enhancements.

Payroll and Related Costs

Payroll and related costs increased 12.2% to $104.3 million for the 13 weeks ended December 5, 2006, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, payroll and related costs decreased from 31.9% to 31.3%.

For the 26-week period ended December 5, 2006, payroll and related costs increased 10.2% to $207.9 million, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, payroll and related costs decreased from 31.7% to 31.1%.

The decreased percentage of restaurant sales and operating revenue for both the 13 and 26-week periods is primarily due to lower management labor attributable to reduced turnover and leverage from higher average restaurant volumes, labor cost efficiencies resulting from the rollout of a Kitchen Display System (“KDS”) and a decrease in health benefit costs due to favorable claims experience. These decreases were partially offset by higher hourly labor due to the addition of line cooks, increased front of house staffing intended to enhance the dining experience of our guests, and minimum wage increases in a few states.

Other Restaurant Operating Costs

Other restaurant operating costs increased 14.2% to $61.0 million for the 13-week period ended December 5, 2006, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, costs of 18.3% remained unchanged from the prior year. Increases for the 13-week period were primarily due to write-offs of supplies resulting from upgrades in plateware and an increase in dead site costs associated with a strategic decision to remove from our development schedule certain restaurants. These increases were offset primarily by the gain realized upon settlement of the Hurricane Katrina claim as discussed further in Note D of the Condensed Consolidated Financial Statements and decreased bad debt expense, based on current analysis.

For the 26-week period ended December 5, 2006, other restaurant operating costs increased 14.6% to $122.2 million as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, these costs increased from 17.9% to 18.3%. The increase is due to the increased expenses mentioned above, coupled with higher utility costs and higher repairs and maintenance costs due to our commitment to bring equipment up to specification for rollout of a fresh proteins program. These increases were offset by the decreased expenses mentioned above, coupled with an increased gain on disposal of fixed assets, which resulted from the sale of three properties in the first quarter of fiscal 2007.

Depreciation and Amortization

Depreciation and amortization increased 10.2% to $19.0 million for the 13-week period ended December 5, 2006, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, these expenses decreased from 5.9% to 5.7%.

For the 26-week period ended December 5, 2006, depreciation and amortization expense increased 8.6% to $37.4 million as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, these expenses decreased from 5.8% to 5.6%.

The decrease for both the 13 and 26-week periods as a percentage of restaurant sales and operating revenue is primarily due to reduced depreciation on older leased restaurants and information technology, as associated assets have become fully depreciated.

Selling, General and Administrative Expenses, Net

Selling, general and administrative expenses, net of support service fee income totaling $3.1 million, increased 31.4% to $30.9 million for the 13-week period ended December 5, 2006, as compared to the corresponding period in the prior year. As a percentage of total operating revenue, these expenses increased from 8.0% to 9.2%.

Selling, general and administrative expenses, net of support service fee income totaling $6.2 million, increased 22.0% to $60.3 million for the 26-week period ended December 5, 2006 as compared to the corresponding period in the prior year. As a percentage of total operating revenue, these expenses increased from 8.2% to 8.9%.

The increase for both the 13 and 26-week periods is primarily due to an increase in stock option expense as a result of the adoption of SFAS 123(R), which requires us to recognize the grant-date fair value of options and other equity-based compensation over the applicable term, and higher advertising expense, primarily due to increased spending for cable television commercials. Offsetting this was a decrease in accrued bonus expense due to a shift in compensation strategy and a reduction in training payroll resulting from lower management turnover and increased efficiencies created by KDS and other management tools.

Equity in Losses of Unconsolidated Franchises

Our equity in the losses of unconsolidated franchises was $0.7 million for the 13 weeks ended December 5, 2006, which is $0.1 million less than the corresponding period of the prior year.

Our equity in losses of unconsolidated franchises was $0.6 million for the 26-week period ended December 5, 2006, which is also $0.1 million less than the corresponding period of the prior year.

The decrease for both the 13 and 26-week periods is primarily due to an increase in earnings from investments in certain franchise partnerships, offset by the acquisition of RT Orlando on July 12, 2006. As of December 5, 2006, we held 50% equity investments in each of ten franchise partnerships which collectively operate 110 Ruby Tuesday restaurants. As of November 29, 2005, we held 50% equity investments in each of 11 franchise partnerships, which then collectively operated 116 Ruby Tuesday restaurants.

Interest Expense, Net

Net interest expense increased $2.0 million for the 13 weeks ended December 5, 2006, as compared to the corresponding period in the prior year, primarily due to higher average debt outstanding resulting from the Company acquiring 7.8 million shares of its common stock during fiscal 2006 under our ongoing share repurchase program. Net interest expense increased $4.3 million for the 26-week period ended December 5, 2006, as compared to the corresponding period in the prior year, primarily for the same reasons mentioned above. See “Borrowings and Credit Facilities” for more information.

Provision for Income Taxes

The effective tax rate for the current quarter was 33.0%, up from 32.3% for the same period of the prior year. The effective tax rate was also 33.0% for the 26-week period ended December 5, 2006 compared to 33.1% for the corresponding period of the prior year. The effective income tax rate for the 13-week period increased primarily as a result of lower credits. The effective tax rate for the 26-week period decreased slightly as compared to the prior year primarily as a result of favorable developments on certain exposure items offset by lower credits.

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

Share-based Employee Compensation

Beginning in the first quarter of fiscal 2007, we account for share-based compensation in accordance with SFAS 123(R). As required by SFAS 123(R), share-based compensation expense is estimated for equity awards at fair value at the grant date. We determine the fair value of equity awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires various highly judgmental assumptions including the expected dividend yield, stock price volatility and life of the award. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. See Note C to the Condensed Consolidated Financial Statements for further discussion of share-based employee compensation.

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

At December 5, 2006, we had seven restaurants that had been open more than five quarters with rolling 12 month negative cash flows. Of these seven restaurants, three had previously been impaired to salvage value. We reviewed the plans to improve cash flows at each of the other four restaurants and concluded that no impairment existed as of December 5, 2006. The combined 12-month cash flow loss at these four restaurants for which no impairment had previously been recognized, was approximately $0.1 million. Should sales at these restaurants not improve within a reasonable period of time, further impairment charges are possible. Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs, salvage value, and sublease income. Accordingly, actual results could vary significantly from our estimates.

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

At December 5, 2006, the allowance for doubtful notes was $5.1 million. Included in the allowance for doubtful notes was $4.0 million allocated to the $15.8 million of debt due from seven franchisees that have either reported coverage ratios below the required levels with certain of their third party debt, or reported ratios above the required levels, but for an insufficient amount of time. With the exception of amounts borrowed under the $48 million credit facility for franchise partnerships (see Note K to the Condensed Consolidated Financial Statements for more information), the third party debt referred to above is not guaranteed by RTI. The Company believes that payments are being made by these franchisees in accordance with the terms of these debts.

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

Our lease term used for straight-line rent expense is calculated from the date we take possession of the leased premises through the lease termination date. There is potential for variability in our “rent holiday” period which begins on the possession date and ends on the earlier of the restaurant open date or the commencement of rent payments. Factors that may affect the length of the rent holiday period generally relate to construction-related delays. Extension of the rent holiday period due to delays in restaurant opening will result in greater preopening rent expense recognized during the rent holiday period.

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

Income Tax Valuation Allowances and Tax Accruals

We record deferred tax assets for various items. As of December 5, 2006, we have concluded that it is more likely than not that the future tax deductions attributable to our deferred tax assets will be realized and therefore no valuation allowance has been recorded.

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

Our working capital deficiency and current ratio as of December 5, 2006 were $31.0 million and 0.7:1, respectively. As is common in the restaurant industry, we carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset) and receivable and inventory levels are generally not significant.

Capital Expenditures

Property and equipment expenditures for the 26 weeks ended December 5, 2006 were $69.4 million which was $3.0 million less than cash provided by operating activities for the same period. Capital expenditures for the remainder of fiscal 2007, primarily relating to new restaurant development, ongoing refurbishment and capital replacement for existing restaurants, and the enhancement of information systems are projected to be approximately $75.0 to $85.0 million, which is $40.0 to $50.0 million less than projected cash provided by operating activities for the same period. To the extent capital expenditures have exceeded cash flow from operating activities, we have historically relied on cash provided by financing activities to fund our capital expenditures. See “Special Note Regarding Forward-Looking Information.”

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

In partial settlement of the Piccadilly bankruptcy, RTI received $1.0 million in December 2004 and $0.3 million in December 2005. In December 2006, subsequent to quarter end, we received an additional partial settlement of $0.3 million. The Company hopes to recover a further amount upon final settlement of the bankruptcy. No further recovery has been recorded in our Condensed Consolidated Financial Statements.

Assets and obligations attributable to MHC participants, as well as participants, formerly with MFC, who were allocated to Compass following Piccadilly’s bankruptcy, were spun out of the Retirement Plan effective June 30, 2006. Following Compass’s withdrawal, RTI remained the sole sponsor of the Retirement Plan.

For the 26 weeks ended December 5, 2006, we made contributions to the Retirement Plan totaling $0.9 million. We expect to make contributions for the remainder of fiscal 2007 totaling $1.3 million.

Significant Contractual Obligations and Commercial Commitments

Long-term financial obligations were as follows as of December 5, 2006 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Notes payable and other long-term debt, including
current maturities (a)	$16,699	$1,863	$3,457	$3,521	$7,858
Revolving credit facility (a)	192,800	–	192,800	–	–
Unsecured senior notes (Series A and B) (a)	150,000	–	–	85,000	65,000
Interest (b)	45,087	8,608	16,842	10,451	9,186
Operating leases (c)	369,988	42,621	77,879	57,620	191,868
Purchase obligations (d)	182,142	104,297	39,081	38,764	–
Pension obligations (e)	29,887	3,403	6,845	7,848	11,791
Total	$986,603	$160,792	$336,904	$203,204	$285,703

(a)	See Note F to the Condensed Consolidated Financial Statements for more information.
(b)

Amounts represent contractual interest payments on our fixed-rate debt instruments. Interest payments on our variable-rate revolving credit facility and variable-rate notes payable with balances of $192.8 million and $3.9 million, respectively, as of December 5, 2006 have been excluded from the amounts shown above, primarily because the balance outstanding under our revolving credit facility, described further in Note G of the Condensed Consolidated Financial Statements, fluctuates daily.

(c)

This amount includes operating leases totaling $35.8 million for which sublease income from franchisees or others is expected. See Note G to the Condensed Consolidated Financial Statements for more information.

(d)	The amounts for purchase obligations include commitments for food items and supplies, construction projects, and other miscellaneous commitments.
(e)	See Note J to the Condensed Consolidated Financial Statements for more information.

Commercial Commitments (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Letters of credit (a)	$20,078	$20,043	$35	$–	$–
Franchise loan guarantees (a)	31,084	30,152	167	113	652
Divestiture guarantees	9,318	194	416	438	8,270
Total	$60,480	$50,389	$618	$551	$8,922
(a)

Includes a $6.8 million letter of credit which secures franchisees’ borrowings for construction of restaurants being financed under a franchise loan facility. The franchise loan guarantee of $31.1 million also shown in the table excludes the guarantee of $6.8 million for construction to date on the restaurants being financed under the facility.

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

At December 5, 2006, we had borrowings of $192.8 million outstanding under the Credit Facility with an associated floating rate of 6.32%. After consideration of letters of credit outstanding, the Company had $87.2 million available under the Credit Facility as of December 5, 2006. At June 6, 2006, we had borrowings of $212.8 million outstanding under the Credit Facility with an associated floating rate of 6.02%.

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

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. This guidance is effective for periods beginning after December 15, 2006 (fiscal year 2008 for RTI). The Company presents sales taxes collected from customers on a net basis. The Company does not expect the adoption of EITF 06-3 to impact our method for presenting sales taxes in our Condensed Consolidated Financial Statements.

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

Since we measure our plan assets and obligations on an annual basis, we will not be able to determine the impact the adoption of SFAS 158 will have on our consolidated financial statements until the end of the current fiscal year when such valuation is completed. However, based on valuations performed in fiscal 2006, had we been required to adopt the provisions of SFAS 158 as of June 6, 2006, our defined benefit plans and postretirement benefit plan would have been $29.5 million and $2.0 million underfunded, respectively. To recognize our underfunded positions and to appropriately record our unrecognized net actuarial loss and prior service costs as a component of accumulated other comprehensive income, we would have been required to decrease our stockholders’ equity by $19.0 million, on an after-tax basis.

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

Known Events, Uncertainties and Trends:

Financial Strategy and Stock Repurchase Plan

Our financial strategy is to utilize a prudent amount of debt, including operating leases, letters of credit, and any guarantees, to minimize the weighted average cost of capital while allowing financial flexibility and maintaining the equivalent of an investment-grade bond rating. This strategy periodically allows us to repurchase RTI common stock. During the 26 weeks ended December 5, 2006, we repurchased 523 shares of RTI common stock. The total number of remaining shares authorized to be repurchased, as of December 5, 2006, is approximately 5.2 million.  On January 9, 2007, the Board of Directors authorized the repurchase of an additional 5.0 million shares of RTI common stock, bringing the total available for repurchase to 10.2 million shares as of January 9, 2007.  To the extent not funded with cash from operating activities and proceeds from stock option exercises, additional repurchases, if any, may be funded by borrowings on the Credit Facility.

Dividends

During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to RTI’s shareholders. This policy has historically called for payment of semi-annual dividends of $0.0225 per share. On July 12, 2006, our Board of Directors approved the plan to increase our semi-annual dividend from $0.0225 to $0.25 per share. Our first $0.25 per share dividend, which totaled $14.5 million, was paid on August 8, 2006, to shareholders of record on July 24, 2006. On January 9, 2007, the Board of Directors declared a semi-annual cash dividend of $0.25 per share, payable on February 8, 2007, to shareholders of record at the close of business on January 25, 2007 and approved a plan to increase future dividends on an annual basis by the annual percentage increase in net income, not to exceed ten percent. The payment of a dividend in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future. Additionally, our credit facilities contain certain limitations on the payment of dividends. See “Special Note Regarding Forward-Looking Information.”

Settlement of Hurricane Katrina Insurance Claims

On August 29, 2005, Ruby Tuesday lost two of its Gulf Coast restaurants, Gulfport and Biloxi, Mississippi, as a result of Hurricane Katrina. As discussed in Note D to the Condensed Consolidated Financial Statements, during the fiscal quarter ended December 5, 2006, the Company received insurance proceeds of $2.3 million related to settlement of the Hurricane Katrina open claims, which resulted in a gain of $1.5 million. The gain is attributable to settlement of property claims at replacement costs, which were in excess of net book values of property and equipment, as well as business interruption recoveries. The portion of the proceeds attributable to the property claim is included in investing activities within the Condensed Consolidated Statement of Cash Flows, while the business interruption recoveries are classified as operating cash flows. The Company plans to reinvest the insurance settlement in new restaurant development.

Specialty Restaurant Group Store Closings

Subsequent to quarter end, we learned that Specialty Restaurant Group, a company that purchased 69 American Café and Tia’s Tex-Mex restaurants from us in fiscal 2001, closed 20 restaurants on January 2, 2007. We believe that 14 of these restaurants are located on properties sub-leased from RTI.

As of December 5, 2006, RTI had $1.2 million recorded within our liability for deferred escalating minimum rents for 20 SRG leases for which we remain primarily liable. These 20 SRG leases include the 14 restaurants which closed on January 2, 2007, two restaurants closed prior to December 5, 2006, and four restaurants scheduled by SRG to remain open at the current time. Scheduled cash payments remaining on these leases totaled $4.8 million, $0.6 million, and $0.7 million, respectively, as of December 5, 2006.

We will continue to review the situation relative to these leases during our third quarter of fiscal 2007 and adjust reserves as deemed appropriate.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q contains various “forward-looking statements,” which represent the Company’s expectations or beliefs concerning future events, including one or more of the following:  future financial performance and restaurant growth (both Company-owned and franchised), future capital expenditures, future borrowings and repayments of debt, payment of dividends, stock repurchases, and restaurant and franchise acquisitions. The Company cautions the reader that a number of important factors and uncertainties could, individually or in the aggregate, cause actual results to differ materially from those included in the forward-looking statements, including, without limitation, the following: changes in promotional, couponing and advertising strategies; guests’ acceptance of changes in menu items; changes in our guests’ disposable income; consumer spending trends and habits; mall-traffic trends; increased competition in the restaurant market; weather conditions in the regions in which Company-owned and franchised restaurants are operated; guests’ acceptance of the Company’s development prototypes; laws and regulations affecting labor and employee benefit costs, including potential increases in federally mandated minimum wage; costs and availability of food and beverage inventory; the Company’s ability to attract qualified managers, franchisees and team members; changes in the availability and cost of capital; impact of adoption of new accounting standards; impact of food-borne illnesses resulting from an outbreak at either Ruby Tuesday or other restaurant concepts; effects of actual or threatened future terrorist attacks in the United States; significant fluctuations in energy prices; and general economic conditions.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices. The interest rate charged on our Credit Facility can vary based on the interest rate option we choose to utilize. Our options for the rate are the Base Rate or LIBO Rate plus an applicable margin. The Base Rate is defined to be the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.5%. The applicable margin for the LIBO Rate-based option is a percentage ranging from 0.625% to 1.25%. As of December 5, 2006, the total amount of outstanding debt subject to interest rate fluctuations was $196.7 million. A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of $2.0 million per year.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a–15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 5, 2006.

Changes in Internal Controls

During the fiscal quarter ended December 5, 2006, there were no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a–15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information regarding purchases of our common stock made by us during the second quarter ended December 5, 2006:

	(a)	(b)	(c)	(d)
	Total number	Average	Total number of shares	Maximum number of shares
	of shares	price paid	purchased as part of publicly	that may yet be purchased
Period	purchased (1)	per share	announced plans or programs (1)	under the plans or programs (2)

Month #1
(September 6 to October 10)	–	–	–	5,171,203
Month #2
(October 11 to November 7)	–	–	–	5,171,203
Month #3
(November 8 to December 5)	–	–	–	5,171,203
Total	–		–	5,171,203

(1) No shares were repurchased during the second quarter of our year ending June 5, 2007.

(2) On January 5, 2006, the Company’s Board of Directors authorized the repurchase of an additional 6.7 million shares of Company stock under the Company’s ongoing share repurchase program. As of December 5, 2006, 1.5 million shares of the January 2006 authorization have been repurchased at a cost of approximately $43.3 million.

Subsequent to quarter end, on January 9, 2007, the Board of Directors authorized the repurchase of an additional 5.0 million shares of RTI common stock, bringing the total available for repurchase to 10.2 million shares as of January 9, 2007.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on October 11, 2006. The Shareholders voted on the following matters:

Proposal 1: To elect three Class II directors for a term of three years to the Board of Directors.

Authority
Nominees	For	Withheld
Dr. Donald Ratajczak	49,030,110	3,382,688
Claire L. Arnold	48,668,215	3,744,583
Kevin T. Clayton	49,318,966	3,093,832

Proposal 2: To approve an amendment to the Company’s Stock Incentive and Deferred Compensation Plan for Directors.

For	39,637,162	Against	5,786,018	Abstain	2,380,366	Broker Non-Votes	4,609,252

Proposal 3: To approve the Company’s 2006 Executive Incentive Compensation Plan.

For	46,183,057	Against	3,819,089	Abstain	2,410,652

Proposal 4: To approve an amendment to the Company’s 2003 Stock Incentive Plan (formerly known as the 1996 Non-Executive Stock Incentive Plan).

For	42,723,737	Against	7,331,367	Abstain	2,357,694

Proposal 5: To ratify the selection of KPMG LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending June 5, 2007.

For	52,045,145	Against	255,851	Abstain	111,802

The Directors continuing in office are: Bernard Lanigan, Jr., James A. Haslam, III, Stephen I. Sadove, John B. McKinnon, and Samuel E. Beall, III.

ITEM 6.

EXHIBITS

The following exhibits are filed as part of this report:

  Exhibit No.

10.1	Sixth Amendment, dated as of July 11, 2006, to the Stock Incentive and Deferred Compensation
Plan for Directors.

10.2	Ruby Tuesday, Inc. 2006 Executive Incentive Compensation Plan.

10.3	Second Amendment, dated as of July 11, 2006, to the 2003 Stock Incentive Plan.

10.4

Master Distribution Agreement, dated as of December 8, 2006 and effective as of November 15, 2006, by and between Ruby Tuesday, Inc. and PFG Customized Distribution (portions of which have been redacted pursuant to a confidential treatment request filed with the SEC)

10.5	Fifth Amendment, dated as of December 14, 2006, to the Ruby Tuesday, Inc. Salary Deferral Plan.

10.6	First Amendment, dated as of December 14, 2006, to the Ruby Tuesday, Inc. 2005 Deferred
Compensation Plan.
10.7

First Amendment to Amended and Restated Loan Facility and Guaranty, dated as of September 8, 2006, by and among Ruby Tuesday, Inc., and Bank of America, N.A. as Servicer, and the Participants. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 14, 2006).

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

RUBY TUESDAY, INC.

(Registrant)

Date: January 9, 2007	BY: /s/ MARGUERITE N. DUFFY —————————————— Marguerite N. Duffy Senior Vice President and Chief Financial Officer