Form 10-Q
period 2007-03-06
RUBY TUESDAY INC
filed 2007-04-11
CIK 68270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  March 6, 2007

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

54,304,766
(Number of shares of common stock, $0.01 par value, outstanding as of April 6, 2007)

RUBY TUESDAY, INC.

 PART I — FINANCIAL INFORMATION

ITEM 1.

RUBY TUESDAY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	MARCH 6,	JUNE 6,
	2007	2006
	(NOTE A)
Assets
Current assets:
Cash and short-term investments	$7,839	$22,365
Accounts and notes receivable, net	9,696	12,020
Inventories:
Merchandise	11,900	10,127
China, silver and supplies	7,705	7,301
Income tax receivable	–	374
Deferred income taxes	3,156	2,343
Prepaid rent and other expenses	14,631	10,977
Assets held for sale	16,952	12,833
Total current assets	71,879	78,340

Property and equipment, net	1,032,946	984,127
Goodwill	16,935	17,017
Notes receivable, net	9,820	21,009
Other assets	70,241	71,075

Total assets	$1,201,821	$1,171,568
Liabilities & shareholders’ equity
Current liabilities:
Accounts payable	$45,135	$39,614
Accrued liabilities:
Taxes, other than income taxes	18,376	19,987
Payroll and related costs	13,310	15,739
Insurance	7,966	6,202
Deferred revenue – gift cards/certificates	9,804	6,537
Rent and other	28,920	18,458
Current portion of long-term debt, including capital leases	1,872	1,461
Income tax payable	4,986	–
Total current liabilities	130,369	107,998

Long-term debt and capital leases, less current maturities	410,478	375,639
Deferred income taxes	43,421	49,727
Deferred escalating minimum rent	40,060	37,535
Other deferred liabilities	73,131	73,511
Total liabilities	697,459	644,410

Commitments and contingencies (Note K)

Shareholders’ equity:
Common stock, $0.01 par value; (authorized 100,000 shares;
Issued 56,107 shares at 3/06/07; 58,191 shares at 6/06/06)	561	582
Capital in excess of par value	2,450	7,012
Retained earnings	508,387	527,672
Deferred compensation liability payable in
Company stock	4,002	4,428
Unearned compensation	–	(871)
Company stock held by Deferred Compensation Plan	(4,002)	(4,428)
Accumulated other comprehensive loss	(7,036)	(7,237)
	504,362	527,158

Total liabilities & shareholders’ equity	$1,201,821	$1,171,568
The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	MARCH 6,	FEBRUARY 28,	MARCH 6,	FEBRUARY 28,
	2007	2006	2007	2006
	(NOTE A)		(NOTE A)
Revenue:

Restaurant sales and operating revenue	$374,192	$334,750	$1,042,319	$930,724
Franchise revenue	3,748	3,893	11,099	11,204
	377,940	338,643	1,053,418	941,928
Operating costs and expenses:
Cost of merchandise	100,590	87,975	281,638	248,394
Payroll and related costs	112,416	100,589	320,273	289,283
Other restaurant operating costs	66,341	58,881	188,308	165,511
Depreciation and amortization	19,400	17,470	56,775	51,878
Loss from Specialty Restaurant
Group, LLC bankruptcy	5,771	–	6,022	–
Selling, general and administrative,
net of support service fee income
for the thirteen and thirty-nine week
periods totaling $2,710 and $8,928
in fiscal 2007, and $3,818 and $10,154
in fiscal 2006, respectively	27,191	25,299	87,515	74,763
Equity in (earnings)/losses of
unconsolidated franchises	(12)	(656)	626	68
Interest expense, net	4,776	3,864	13,659	8,410
	336,473	293,422	954,816	838,307

Income before income taxes	41,467	45,221	98,602	103,621
Provision for income taxes	12,812	15,029	31,668	34,350

Net income	$28,655	$30,192	$66,934	$69,271

Earnings per share:

Basic	$0.49	$0.51	$1.15	$1.13
Diluted	$0.49	$0.50	$1.14	$1.12

Weighted average shares:

Basic	58,124	58,395	58,353	61,167
Diluted	58,595	59,280	58,794	61,882

Cash dividends declared per share	$0.25	$0.0225	$0.50	$0.045

The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	THIRTY-NINE WEEKS ENDED
	MARCH 6,	FEBRUARY 28,
	2007	2006
	(NOTE A)
Operating activities:
Net income	$66,934	$69,271
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	56,775	51,878
Amortization of intangibles	327	308
Provision for bad debts	(197)	1,196
Deferred income taxes	(7,119)	(2,735)
Loss on disposition of assets, net of impairments	196	1,256
Equity in losses of unconsolidated franchises	626	68
Distributions received from unconsolidated franchises	869	1,000
Share-based compensation expense	6,845	–
Income tax benefit from exercise of stock options	–	5,326
Excess tax benefits from share-based compensation	(5,384)	–
Amortization of unearned compensation	–	112
Other	19	26
Changes in operating assets and liabilities:
Receivables	10,063	(1,968)
Inventories	(1,370)	(416)
Income tax receivable	10,612	258
Prepaid and other assets	(3,715)	(340)
Accounts payable, accrued and other liabilities	15,898	8,790
Net cash provided by operating activities	151,379	134,030

Investing activities:
Purchases of property and equipment	(98,563)	(130,618)
Acquisition of franchise entities	(4,669)	–
Proceeds from disposal of assets	14,624	2,628
Insurance proceeds from property claims	2,852	489
Other, net	(1,704)	(3,504)
Net cash used by investing activities	(87,460)	(131,005)

Financing activities:
Proceeds from long-term debt	53,900	127,900
Principal payments on long-term debt	(34,804)	(8,331)
Proceeds from issuance of stock, including treasury stock	38,134	29,371
Excess tax benefits from share-based compensation	5,384	–
Stock repurchases	(111,199)	(159,166)
Dividends paid	(29,148)	(2,742)
Other, net	(712)	–
Net cash used by financing activities	(78,445)	(12,968)

Decrease in cash and short-term investments	(14,526)	(9,943)
Cash and short-term investments:
Beginning of year	22,365	19,787
End of quarter	$7,839	$9,844

Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amount capitalized	$14,049	$8,853
Income taxes, net	$29,767	$31,501
Significant non-cash investing and financing activities:
Assumption of debt and capital leases related to franchise
partnership acquisitions	$16,154	–
Retirement of fully depreciated assets	$885	$1,538
Reclassification of properties to assets held for sale or receivables	$16,373	$5,542
Restricted stock awards	–	$1,057
The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI”, “we” or the “Company”), owns and operates Ruby Tuesday® casual dining restaurants. We also franchise the Ruby Tuesday concept in select domestic and international markets. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the 13 and 39-week periods ended March 6, 2007 are not necessarily indicative of results that may be expected for the year ending June 5, 2007.

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

NOTE B – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. The computation of diluted earnings per share gives effect to options and restricted stock outstanding during the applicable periods. The effect of stock options and restricted stock increased the diluted weighted average shares outstanding by approximately 0.5 million and 0.9 million for the 13 weeks ended March 6, 2007 and February 28, 2006, respectively, and approximately 0.4 million and 0.7 million for the 39 weeks ended March 6, 2007 and February 28, 2006, respectively.

Stock options with an exercise price greater than the average market price of our common stock and certain options with unrecognized compensation expense do not impact the computation of diluted earnings per share because the effect would be antidilutive. For the 13 and 39 weeks ended March 6, 2007, there were 4.7 million and 4.8 million unexercised options, respectively, that were excluded from the computation of diluted earnings per share. For the 13 and 39 weeks ended February 28, 2006, there were 2.0 million and 3.6 million unexercised options, respectively, that were excluded from the computation of diluted earnings per share.

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

In accordance with the Financial Accounting Standards Board (“FASB”) Staff Position SFAS 123(R) – 3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards”, the Company has elected the alternative transition method to calculate the beginning balance of the pool of excess tax benefits. The beginning balance of excess tax benefits was calculated as the sum of all net increases in additional paid-in capital related to tax benefits from share-based employee compensation, less the incremental share-based compensation costs that would have been recognized if the fair value recognition provisions of SFAS 123 had been used to account for share-based compensation costs multiplied by our current blended statutory tax rate.

The Company adopted SFAS 123(R) using a modified version of prospective application effective June 7, 2006, the beginning of our 2007 fiscal year. Under this transition method, compensation cost is recognized for (1) all awards granted after the required effective date and for awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under SFAS 123. The adoption of SFAS 123(R) resulted in the following for the 13 and 39-week periods ended March 6, 2007:

•

Additional pre-tax share-based compensation expense of $2.2 million and $6.6 million, respectively, which is net of $0.1 million and $0.2 million, respectively, of capitalized construction costs related to new restaurant construction. Significantly all of the pre-tax costs related to the additional share-based compensation are reflected in selling, general and administrative expense in the Condensed Consolidated Statements of Income;

•	An income tax benefit related to the additional share-based compensation totaling $0.9 million and $2.6 million, respectively;
•	A reduction of both basic and fully diluted earnings of $0.02 and $0.07 per share, respectively; and
•	A decrease in cash flows from operating activities of $5.4 million, offset by an increase in cash flows from financing activities of $5.4 million for the 39-week period.

Prior to fiscal 2007, we measured compensation expense related to share-based compensation using the intrinsic value method. Accordingly, no share-based employee compensation cost was reflected in net income if the exercise price of the option equaled or exceeded the fair value of the stock on the date of grant. Had compensation expense for our stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS 123(R) for the 13 and 39-week periods ended February 28, 2006, our net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per-share data):

	Thirteen	Thirty-Nine
	Weeks Ended	Weeks Ended
	February 28, 2006	February 28, 2006

Net income, as reported	$30,192	$69,271

Add: Reported share-based compensation expense,	51	71
net of tax
Less: Share-based employee compensation
expense determined under fair value based
method for all awards, net of income tax expense	(913)	(3,344)
Pro forma net income	$29,330	$65,998

Basic earnings per share

As reported	$0.51	$1.13

Pro forma	$0.50	$1.08

Diluted earnings per share

As reported	$0.50	$1.12

Pro forma	$0.49	$1.07

SFAS 123(R) specifies that the fair value of an employee stock option must be based on an observable market price of an option with the same or similar terms and conditions if one is available or, if an observable market price is not available, the fair value must be estimated using a valuation technique that (1) is applied in a manner consistent with the fair value measurement objective and the other requirements of the Statement, (2) is based on established principles of financial economic theory and generally applied in that field, and (3) reflects all substantive characteristics of the instrument. Since market prices for RTI employee stock options or for identical or similar equity instruments are not available, there are no observable market prices for RTI’s employee stock options, and therefore, fair value will be estimated using an acceptable valuation technique. SFAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. The Company estimated the fair value of the option grants made during the 13 and 39 weeks ended March 6, 2007 and February 28, 2006 as of the dates of the grants using the Black-Scholes option pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	March 6,	February 28,	March 6,	February 28,
	2007	2006	2007	2006
Risk-free interest rate	4.43%	4.30%	4.77%	4.27%
Expected dividend yield	1.83%	1.75%	1.74%	1.42%
Expected stock price volatility	0.275	0.320	0.298	0.324
Expected term (in years)	3.50	3.50	3.88	3.60

The risk-free interest rates used in our Black-Scholes option pricing model were based on the rate of U.S. Treasury constant maturities issues with a remaining term equal to the expected life of option grants. We based our expected volatility for options issued during the first three quarters of both fiscal 2007 and 2006 using historical prices of our common stock. The expected term represents the period of time that option grants are expected to be outstanding and is derived from historical terms and other factors.

The weighted average fair value of options granted during the 13 weeks ended March 6, 2007 and February 28, 2006 was $6.13 and $6.52, respectively. The weighted average fair value of options granted during the 39 weeks ended March 6, 2007 and February 28, 2006 was $7.41 and $6.58, respectively.

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

All options awarded under the Plan have a strike price equal to the fair market value of the Company’s stock at the time of grant. A Committee, appointed by the Board, administers the Plan. At March 6, 2007, we had reserved 548,000 shares of common stock under this Plan, 309,000 of which were subject to options outstanding.

The Ruby Tuesday, Inc. 2003 Stock Incentive Plan

A Committee, appointed by the Board, administers the Ruby Tuesday, Inc. 2003 Stock Incentive Plan (“2003 SIP”), formerly called the Ruby Tuesday, Inc. 1996 Non-Executive Stock Incentive Plan, and has full authority in its discretion to determine the key employees and officers to whom stock incentives are granted and the terms and provisions of stock incentives. Option grants under the 2003 SIP can have varying vesting provisions and exercise periods as determined by such Committee. Options granted under the 2003 SIP vest in periods ranging from immediate to fiscal 2011, with the majority vesting 24 or 30 months following the date of grant, and the majority expiring five, but some up to ten, years after grant. The 2003 SIP permits the Committee to make awards of shares of common stock, awards of stock options or other derivative securities related to the value of the common stock, and certain cash awards to eligible persons. These discretionary awards may be made on an individual basis or for the benefit of a group of eligible persons. All options awarded under the 2003 SIP have a strike price equal to the fair market value of the Company’s stock at the time of grant.

In October 2005, the Company awarded 50,000 restricted shares to its Senior Vice President, Operations under the terms of the 2003 SIP. The restricted shares awarded vest evenly over the third, fourth, and fifth anniversaries of the grant. The fair value of the restricted share award was based on the fair value of the Company’s common stock at the time of grant. At March 6, 2007, unrecognized compensation expense related to the restricted stock grant totaled approximately $0.7 million and will be recognized over the vesting periods which end in October 2010.

At March 6, 2007, we had reserved a total of 8,741,000 shares of common stock for the 2003 SIP, 6,070,000 of which were subject to options outstanding. Stock option exercises are settled with the issuance of new shares.

The following table summarizes the activity in options for the 39 weeks ended March 6, 2007 under these stock option plans (in thousands, except per-share data):

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining Contractual	Intrinsic
	Options	Exercise Price	Term (years)	Value
Balance at June 6, 2006	8,446	$25.33
Granted	74	$28.66
Exercised	(1,788)	$21.26
Forfeited	(353)	$27.48
Balance at March 6, 2007	6,379	$26.39	2.70	$24,860

Exercisable at March 6, 2007	3,265	$25.69	1.71	$17,520

The aggregate intrinsic value represents the closing stock price as of March 6, 2007 less the strike price, multiplied by the number of options that have a strike price that is less than that closing stock price. The total intrinsic value of options exercised during the first 39 weeks ended March 6, 2007 and February 28, 2006 was $13.6 million and $13.4 million, respectively.

At March 6, 2007, there was approximately $10.1 million of unrecognized pre-tax compensation expense related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of 1.5 years.

The following table summarizes information about stock options outstanding and exercisable as of March 6, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$ 9.47 - $18.00	1,243	1.30	$15.66	1,243	$15.66
$18.01 - $21.00	210	5.58	$18.46	9	$18.97
$21.01 - $24.00	129	1.86	$22.49	79	$23.33
$24.01 - $27.00	1,398	2.98	$25.24	98	$24.58
$27.01 - $30.00	276	3.06	$28.32	117	$28.47
$30.01 - $33.00	3,123	2.94	$31.70	1,719	$32.97
$ 9.47 - $33.00	6,379	2.70	$26.39	3,265	$25.69

The following table summarizes the status of our restricted-stock activity for the first three quarters of fiscal 2007 (in thousands, except per-share data):

Weighted-Average
	Restricted	Grant-Date
	Stock	Fair Value
Non-vested at June 6, 2006	50	$ 21.13
Granted	–	–
Vested	–	–
Forfeited	–	–
Non-vested at March 6, 2007	50	$ 21.13

Other Share-Based Compensation

During the first quarter of fiscal 2007, RTI granted 180,000 stock appreciation rights (“SARs”), pursuant to two separate awards, one for 60,000 SARs and the other for 120,000 SARs, to a strategic partner. None of the 120,000 SAR awards vested based on failure to attain a performance condition. The award for 60,000 SARs will vest on July 5, 2008 provided that the strategic partner is still providing services to RTI. This award will expire in five years and will be settled in cash, if exercised, for the difference between the current market price on the date of exercise and $25.84, the strike price.

During the third quarter of fiscal 2007, RTI granted 180,000 SARs to its branding and marketing agency of record in connection with a strategic partnership agreement which will vest, in whole or in part, on January 6, 2009 provided that the agency is still providing services to RTI. A performance condition, to be measured in January 2008, will determine the maximum number of SARs that vest. This award will expire in three years and will be settled in cash if exercised, for the difference between the current market price on the date of exercise and $28.86, the strike price.

Expense is measured based on the market price of our common stock each period and is amortized over the vesting period. For the 39 weeks ended March 6, 2007, we recognized a nominal amount of share-based expense related to the SARs. At March 6, 2007, unrecognized, pre-tax expense related to the portion of the awards expected to vest was approximately $0.3 million. Because of the cash settlement feature, these awards have been liability-classified in our Condensed Consolidated Balance Sheets. The following table summarizes the status of our SAR activity for the first three quarters of fiscal 2007 (in thousands, except per-share data):

	Stock	Weighted-Average
	Appreciation	Grant-Date
	Rights	Fair Value
Non-vested at June 6, 2006	–	–
Granted	360	$ 6.38
Vested	–	–
Forfeited	(120)	$ 6.67
Non-vested at March 6, 2007	240	$ 6.24

NOTE D – ACCOUNTS AND NOTES RECEIVABLE

Accounts receivable at March 6, 2007 and June 6, 2006 include $0.1 million and $1.9 million, respectively, for insurance recoveries from fiscal 2006 hurricanes, specifically Katrina and Rita, to the extent losses have been incurred and the realization of a related insurance claim, net of applicable deductibles, is probable. The Company received insurance proceeds of $2.3 million in September 2006 in settlement of the Hurricane Katrina claim, resulting in a gain of $1.5 million. The gain is attributable to settlement of property claims at replacement costs which were in excess of net book values of property and equipment, as well as business interruption recoveries. The portion of the proceeds attributable to the property claim is included in investing activities within the Condensed Consolidated Statement of Cash Flows, while the business interruption recoveries are classified as operating cash flows. The Company invested the insurance settlement in new restaurant development.

Notes receivable from franchise partnerships generally arise when Company-owned restaurants are sold to new franchise partnerships (“refranchised”). These notes, when issued at the time of commencement of the franchise partnership’s operations, generally allowed for deferral of interest during the first one to three years and required only the payment of interest for up to six years from the inception of the note. Fifteen franchisees operating as of March 6, 2007 received acquisition financing from RTI as part of the refranchising transactions. The amounts financed by RTI approximated 37% of the original purchase prices. Nine of these fifteen franchisees have paid their notes in full as of March 6, 2007.

As of March 6, 2007, all of the franchise partnerships were making interest and/or principal payments on a monthly basis in accordance with the terms of these notes. All of the refranchising notes accrue interest at 10.0% per annum.

Amounts reflected for notes receivable at March 6, 2007 and June 6, 2006 ($11.8 million and $23.4 million, respectively) are net of a $5.4 million and $5.6 million allowance for doubtful notes, respectively, as well as an allowance totaling $1.0 million and $0.6 million, respectively, for RTI’s portion of the equity method losses in excess of our recorded investment of two of the franchise partnerships in which we own a 50% equity interest.

NOTE E – FRANCHISE PROGRAMS

As of March 6, 2007, we held a 50% equity interest in each of nine franchise partnerships, which collectively operate 104 Ruby Tuesday restaurants. We apply the equity method of accounting to all 50%-owned franchise partnerships. Also, as of March 6, 2007, we held a 1% equity interest in each of seven franchise partnerships, which collectively operate 49 restaurants, and no equity interest in various traditional domestic and international franchises, which collectively operate 95 restaurants.

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

NOTE F – FRANCHISE ACQUISITIONS AND DISPOSITIONS

In conjunction with a previously announced strategy to acquire certain franchisees in the Eastern United States, RTI, through its subsidiaries, acquired the remaining 50% of the partnership interests of both RT Orlando Franchise, LP (“RT Orlando”) and RT South Florida Franchise, LP (“RT South Florida”), thereby increasing its ownership to 100% of these partnerships.  RT Orlando, previously a franchise partnership with 17 restaurants in Florida, was acquired in July 2006 for a total cash purchase price of $3.0 million. RT South Florida, previously a franchise partnership with 11 Ruby Tuesday restaurants, was acquired in December 2006 for a total cash purchase price of $1.7 million. Our Condensed Consolidated Financial Statements reflect the results of operations of these acquired restaurants subsequent to the dates of acquisition.

These transactions were accounted for as step acquisitions using the purchase method as defined in SFAS No. 141, “Business Combinations.”  For RT Orlando, the purchase price was allocated to the fair value of property and equipment of $7.0 million, long-term debt and capital leases of $4.3 million, and other net assets of $0.3 million.  RT Orlando had total debt and capital leases of $8.7 million at the time of acquisition, none of which was payable to RTI. For RT South Florida, the purchase price was allocated to the fair value of property and equipment of $5.8 million, long-term debt and capital leases of $3.7 million, and other net liabilities of $0.4 million.  RT South Florida had total debt and capital leases of $7.5 million at the time of acquisition, none of which was payable to RTI. In addition to recording the amounts discussed above, RTI reclassified its investments in RT Orlando and RT South Florida to account for the remainder of the assets and liabilities, which are now fully recorded within the Condensed Consolidated Balance Sheet of RTI.

In August 2006, we sold two restaurants to RT St. Louis Franchise, LP (“RT St. Louis”) for $1.0 million. The sale of these two restaurants had a negligible impact on net income. Also in August 2006, in conjunction with the previously described sale, RT St. Louis began leasing a third restaurant from RTI.

In January 2007, we sold four restaurants, located in Arkansas, to RT Western Missouri Franchise, LP (“RT Western Missouri”) for $6.5 million. The sale of these four restaurants resulted in a pre-tax gain of $0.4 million.

NOTE G – PROPERTY, EQUIPMENT AND OPERATING LEASES

Property and equipment, net, is comprised of the following (in thousands):

	March 6, 2007	June 6, 2006
Land	$203,723	$193,180
Buildings	424,165	398,441
Improvements	420,858	374,065
Restaurant equipment	292,345	274,835
Other equipment	97,798	93,495
Construction in progress	58,353	74,634
	1,497,242	1,408,650
Less accumulated depreciation and amortization	464,296	424,523
	$1,032,946	$984,127

Approximately 55% of our restaurants are located on leased property. Of these, approximately 56% are land leases only; the other 44% are for both land and building. The initial terms of these leases expire at various dates over the next 20 years. These leases may also contain required increases in rent at varying times during the lease terms and have options to extend the terms of the leases at rates that are included in the original lease agreement.

On November 20, 2000, the Company completed the sale of all 69 of its American Cafe (including L&N Seafood) and Tia’s Tex-Mex (“Tia’s”) restaurants to Specialty Restaurant Group, LLC (“SRG”), a limited liability company. A number of these restaurants were located on leased properties. RTI remains primarily liable on certain American Cafe and Tia’s leases that were subleased to SRG and contingently liable on others. SRG, on December 10, 2003, sold its 28 Tia’s restaurants to an unrelated entity and, as part of the transaction, further subleased certain Tia’s properties. During the fiscal quarter ended December 5, 2006, the third party to whom SRG had sold the Tia’s restaurants declared Chapter 7 bankruptcy. See Note K to the Condensed Consolidated Financial Statements for more information regarding the Tia’s leases.

During fiscal 2006, RTI learned that SRG defaulted on, or was late at least once in paying monthly rent on, a number of its restaurant leases for which RTI has primary liability. On January 2, 2007, the Company learned that SRG closed 20 restaurants. SRG filed for Chapter 11 bankruptcy on February 14, 2007. See Note K to the Condensed Consolidated Financial Statements for more information regarding the SRG leases.

In July 2006, RTI, through its subsidiaries, acquired the remaining partnership interests of RT Orlando, in which we had previously owned a 50% interest. RT Orlando operated 17 Ruby Tuesday restaurants at the time of the acquisition and was scheduled to make future sub-lease payments totaling $4.8 million to various lessors as part of the sub-lease agreements with RTI. See Note F to the Condensed Consolidated Financial Statements for more information regarding this transaction.

In December 2006, RTI, through its subsidiaries, acquired the remaining partnership interests of RT South Florida, of which the Company had owned a 50% interest. RT South Florida operated 11 Ruby Tuesday restaurants at the time of acquisition and was scheduled to make future sub-lease payments totaling $0.7 million to various lessors as part of the sub-lease arrangements with RTI. See Note F to the Condensed Consolidated Financial Statements for more information regarding this transaction.

NOTE H – LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

	March 6, 2007	June 6, 2006

Revolving credit facility	$244,500	$212,800
Unsecured senior notes:
Series A, due April 2010	85,000	85,000
Series B, due April 2013	65,000	65,000
Mortgage loan obligations	17,495	13,863
Capital lease obligations	355	437
	412,350	377,100
Less current maturities	1,872	1,461
	$410,478	$375,639

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

On November 19, 2004, RTI entered into a five-year revolving credit agreement (the “Credit Facility”) under which we could borrow up to $300.0 million. The Credit Facility was obtained for general corporate purposes. The terms of the Credit Facility, before amendment, provided for a $20.0 million swingline sub-commitment and a $40.0 million sub-limit for letters of credit.

On February 28, 2007, RTI entered into an amendment and restatement of its Credit Facility such that the aggregate amount we may borrow increased to $500.0 million. This amount includes a $50.0 million subcommitment for the issuance of standby letters of credit and a $50.0 million subcommitment for swingline loans. The Credit Facility contains an additional provision permitting RTI to increase the aggregate amount of the Credit Facility by an additional amount up to $100.0 million. Proceeds from the additional capacity can be used for general corporate purposes, including additional capital expenditures and share repurchases. The Credit Facility will mature on February 23, 2012.

Under the Credit Facility, interest rates charged on borrowings can vary depending on the interest rate option we choose to utilize. Our options for the rate are the Base Rate or an adjusted LIBO Rate plus an applicable margin. The Base Rate is defined to be the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.5%. The applicable margin is zero percent for the Base Rate loans and a percentage ranging from 0.5% to 1.0% for the LIBO Rate-based option. We pay commitment fees quarterly ranging from 0.1% to 0.2% on the unused portion of the Credit Facility.

Under the terms of the Credit Facility, we had borrowings of $244.5 million with an associated floating rate of interest of 5.95% at March 6, 2007. As of June 6, 2006, we had $212.8 million outstanding with an associated floating rate of interest of 6.02%. After consideration of letters of credit outstanding, the Company had $235.5 million available under the Credit Facility as of March 6, 2007.

Both the Credit Facility and the notes issued in the Private Placement contain various restrictions, including limitations on additional debt, the payment of dividends and limitations regarding funded debt, minimum net worth, and minimum fixed charge coverage ratio. The Company is currently in compliance with its debt covenants.

In conjunction with the RT Orlando and RT South Florida franchise acquisitions described further in Note F to the Condensed Consolidated Financial Statements, RTI acquired, directly and through its subsidiaries, the remaining 50% partnership interests of RT Orlando and RT South Florida, including the assumption of long-term debt and capital leases associated with these franchise partnerships.

Included in the debt assumed from these two franchise partnerships were loans totaling $8.5 million, which were retired in fiscal 2007 prior to March 6, 2007.

NOTE I – COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”) requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with U.S. generally accepted accounting principles. Total comprehensive income for the 13 and 39 weeks ended March 6, 2007 and February 28, 2006 were as follows (in thousands):

	Thirteen weeks ended
	March 6, 2007	February 28, 2006

Net income	$28,655	$30,192
Other comprehensive income:
Minimum pension liability adjustment,
net of tax	201	211

Total comprehensive income	$28,856	$30,403

	Thirty-nine weeks ended
	March 6, 2007	February 28, 2006

Net income	$66,934	$69,271
Other comprehensive income:
Minimum pension liability adjustment,
net of tax	201	211

Total comprehensive income	$67,135	$69,482

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

The ultimate amount of Piccadilly liability that RTI will absorb relative to all three defined benefit pension plans will not be known until the completion of Piccadilly’s bankruptcy proceedings. This amount could be higher or lower than the amounts accrued based on management’s estimate at March 6, 2007. See Note K to the Condensed Consolidated Financial Statements for more information.

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

The following tables detail the components of net periodic benefit costs and the amounts recognized in our Condensed Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the “Pension Plans”) and the Postretirement Medical and Life Benefits plans (in thousands):

	Pension Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	March 6,	February 28,	March 6,	February 28,
	2007	2006	2007	2006
Service cost	$75	$98	$225	$293
Interest cost	532	513	1,596	1,539
Expected return on plan assets	(158)	(145)	(474)	(434)
Amortization of transition obligation	–	4	–	12
Amortization of prior service cost	82	80	246	240
Recognized actuarial loss	223	272	668	815
Net periodic benefit cost	$754	$822	$2,261	$2,465

	Postretirement Medical and Life Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	March 6,	February 28,	March 6,	February 28,
	2007	2006	2007	2006
Service cost	$4	$3	$12	$9
Interest cost	29	18	87	54
Amortization of prior service cost	(4)	(3)	(12)	(11)
Recognized actuarial loss	29	15	87	47
Net periodic benefit cost	$58	$33	$174	$99

Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

As disclosed in our Form 10-K for fiscal 2006, we are required to make contributions to the Retirement Plan in fiscal 2007. We made contributions in the amount of $1.4 million to the Retirement Plan during the 39 weeks ended March 6, 2007. We expect to make contributions of $0.3 million for the remainder of fiscal 2007.

We also sponsor two defined contribution retirement savings plans. Information regarding these plans is included in RTI’s Annual Report on Form 10-K for the fiscal year ended June 6, 2006.

NOTE K – COMMITMENTS AND CONTINGENCIES

Guarantees

At March 6, 2007, we had certain third party guarantees, which primarily arose in connection with our franchising and divestiture activities. The majority of these guarantees expire at various dates ending in fiscal 2014. Generally, we are required to perform under these guarantees in the event that a third party fails to make contractual payments or, in the case of franchise partnership debt guarantees, achieve certain performance measures.

Franchise Partnership Guarantees

As part of the franchise partnership program, we have negotiated with various lenders a $48 million credit facility to assist the franchise partnerships with working capital needs and cash flows for operations (the “Franchise Facility”). As sponsor of the Franchise Facility, we serve as partial guarantor of the draws made by the franchise partnerships on the Franchise Facility. Although the Franchise Facility allows for individual franchise partnership loan commitments to the end of the Franchise Facility term, all current commitments are for 12 months. If desired, RTI can increase the amount of the Franchise Facility by up to $25 million (to a total of $73 million) or reduce the amount of the Franchise Facility. On September 8, 2006, we entered into an amendment of the Franchise Facility which extended the term for an additional five years to October 5, 2011.

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

Also in July 2004, RTI entered into a new program, similar to the Cancelled Facility, with a different third party lender (the “Franchise Development Facility”). Under the Franchise Development Facility, the Company’s potential guarantee liability was reduced, and the program includes better terms and lower rates for the franchise partnerships as compared to the Cancelled Facility.  Under the Franchise Development Facility, qualifying franchise partnerships may collectively borrow up to $20 million for new restaurant development. The Company will partially guarantee amounts borrowed under the Franchise Development Facility. The Franchise Development Facility has a three-year term that will expire on July 1, 2007, although any guarantees outstanding at that time will survive the expiration of the arrangement. Should payments be required under the Franchise Development Facility, RTI has rights to acquire the operating restaurants at fair market value after the third party debt is paid.

As of March 6, 2007, the amounts guaranteed under the Franchise Facility, the Cancelled Facility and the Franchise Development Facility were $27.4 million, $1.0 million and $6.8 million, respectively. The guarantees associated with the Franchise Development Facility are collateralized by a $6.8 million letter of credit. As of June 6, 2006, the amounts guaranteed under the Franchise Facility, the Cancelled Facility and the Franchise Development Facility were $35.4 million, $1.0 million and $6.8 million, respectively. Unless extended, guarantees under these programs will expire at various dates from April 2007 through June 2013. To our knowledge, all of the franchise partnerships are current in the payment of their obligations due under these credit facilities. We have recorded liabilities totaling $1.1 million and $0.7 million as of March 6, 2007 and June 6, 2006, respectively, related to these guarantees. This amount was determined based on amounts to be received from the franchise partnerships as consideration for the guarantees. We believe these amounts approximate the fair value of the guarantees.

Divestiture Guarantees

On November 20, 2000, the Company completed the sale of all 69 of its American Cafe (including L&N Seafood) and Tia’s restaurants to SRG, a limited liability company. A number of these restaurants were located on leased properties. RTI remains primarily liable on certain American Cafe and Tia’s leases that were subleased to SRG and contingently liable on others. SRG, on December 10, 2003, sold its 28 Tia’s restaurants to an unrelated entity and, as part of the transaction, further subleased certain Tia’s properties.

During the second quarter of fiscal 2006, RTI became aware that the third party to whom SRG had sold the Tia’s restaurants had defaulted on four subleases. Claims have been asserted against the Company and SRG for unpaid rent, property taxes and similar charges. During the fiscal quarter ended December 5, 2006, the third party owner declared Chapter 7 bankruptcy. RTI has recorded an estimated liability of $0.8 million based on the unsettled claims made to date.

As of March 6, 2007, RTI remains primarily liable for two Tia’s leases, which have remaining cash payments due of approximately $1.4 million, and contingently liable for five other Tia’s leases, which have remaining cash payments of approximately $2.9 million. Two additional leases have been settled for a total cash payment of $0.3 million.

During fiscal 2006, RTI learned that SRG has defaulted on, or was late at least once in paying monthly rent on, a number of its restaurant leases for which RTI has primary liability. On January 2, 2007, SRG closed 20 restaurants, 14 of which were located on properties sub-leased from RTI. Four other SRG restaurants were closed in calendar 2006. SRG filed for Chapter 11 bankruptcy on February 14, 2007.

As of March 6, 2007, RTI had $1.2 million recorded within our liability for deferred escalating minimum rents for 19 SRG leases for which we remain primarily liable. These 19 SRG leases include the 14 restaurants which closed on January 2, 2007, two restaurants closed prior to that date and three restaurants scheduled by SRG to remain open at the current time. Scheduled cash payments for rent remaining on these leases at the time of the bankruptcy filing totaled $4.4 million, $0.5 million and $0.5 million, respectively. Because many of these restaurants were located in malls, RTI may be liable for other charges such as common area maintenance and property taxes. In addition to the scheduled remaining payments, we believe SRG was $1.2 million behind in rent and related payments on RTI leases as of the date of its bankruptcy filing.

Following the closing of the 20 SRG restaurants in January 2007, RTI performed an analysis of the now-closed properties in order to estimate the lease liability to be incurred from the closings. Based upon the analysis performed, a charge of $5.8 million was recorded during the fiscal quarter ended March 6, 2007.

As of March 6, 2007, RTI has recorded an estimated liability of $6.0 million based on unsettled claims to date. This amount is comprised of the above charge, coupled with the $0.3 million previously reserved for losses on the restaurants closed in prior quarters and after deduction of $0.1 million for payments made to various landlords for back rents.

We will continue to review the situation relative to these, as well as the Tia’s, leases during the fourth quarter of fiscal 2007 and adjust reserves as deemed appropriate.

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

On October 29, 2003, Piccadilly filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court in Fort Lauderdale, Florida. In addition, on March 4, 2004, Piccadilly withdrew as a sponsor of the Retirement Plan with the approval of the bankruptcy court. Because RTI and MHC were, at the time, the remaining sponsors of the Retirement Plan, they are jointly and severally required to make contributions to the Retirement Plan, or any successor plan, in such amounts as are necessary to satisfy all benefit obligations under the Retirement Plan.

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

As of March 6, 2007, we have received three partial settlements of the Piccadilly bankruptcy, $1.0 million in December 2004 and $0.3 million in each of December 2005 and December 2006. The Company hopes to recover further amounts upon final settlement of the bankruptcy. The actual amount we may be ultimately required to pay towards the divestiture guarantees could be lower if there is any further recovery in the bankruptcy proceeding, or could be higher if more valid participants are identified or if actuarial assumptions are proven inaccurate.

We estimated our divestiture guarantees related to MHC at March 6, 2007 to be $3.3 million for employee benefit plans and $0.1 million for workers’ compensation claims. In addition, we remain contingently liable for MHC’s portion (estimated to be $2.7 million) of the MFC employee benefit plan and workers’ compensation claims for which MHC is currently responsible under the divestiture guarantee agreements. We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

Litigation

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business. We provide reserves for such claims when payment is probable and estimable in accordance with FASB Statement No. 5, “Accounting for Contingencies”. At this time, in part due to the availability of insurance to reimburse us on known potential losses, in the opinion of management, the ultimate resolution of pending legal proceedings will not have a material adverse effect on our operations, financial position or liquidity.

The following is a brief description of the more significant of these matters. In view of the inherent uncertainties of litigation, the outcome of any unresolved matters described below cannot be predicted at this time, nor can the amount of any potential loss be reasonably estimated.

On January 24, 2005, a civil case titled Tammy Bass, etc. v. Henry E. Nelson, et al., including Ruby Tuesday, Inc. (“Bass”) was filed against us in the Georgia State Court of Fulton County.  On February 14, 2005, another civil case titled Ann Marie Varnedore, et al. v. Ruby Tuesday, Inc., et al. (“Varnedore”) was filed against us in the same court.  Both cases arise from a single incident which occurred on September 20, 2003 and allege liability under Georgia’s liquor liability statute and seek monetary damages.

On October 25, 2006, the Varnedore plaintiffs filed a Voluntary Dismissal Without Prejudice with the court, thereby dismissing their case, but reserving the right to refile on or before April 25, 2007.  On March 27, 2007 the Varnedore plaintiffs refiled their suits separately in the Georgia State Court of Fulton County.

We continue to vigorously defend the allegations contained in these cases.  On March 2, 2007, we filed a Motion for Summary Judgment seeking the dismissal of all counts against us.  We expect this motion to be decided in the latter half of calendar 2007.

We believe losses from these claims, if any, will be covered under our general liability insurance policies subject to our normal deductible.

NOTE L – RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. This guidance is effective for periods beginning after December 15, 2006 (fiscal year 2008 for RTI). The Company presents sales taxes collected from customers on a net basis. The Company does not expect the adoption of EITF 06-3 to impact our method for presenting sales taxes in our Condensed Consolidated Financial Statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

FIN 48 is effective for fiscal years beginning after December 15, 2006 (fiscal year 2008 for RTI), with early adoption permitted. The Company is currently assessing the impact of the adoption of this statement.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal year 2009 for RTI), and interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this statement.

In September 2006, the FASB issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). SFAS 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS 158 also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006 (RTI’s current fiscal year).

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006 (RTI’s current fiscal year). We do not believe SAB 108 will have a material impact on our Condensed Consolidated Financial Statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (fiscal year 2009 for RTI). We do not believe SFAS 159 will have a material impact on our Condensed Consolidated Financial Statements.

In March 2007, the FASB ratified the consensus reached by the EITF on Issue No. 06-10 (“EITF 06-10”), “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements”. EITF 06-10 provides guidance on an employers’ recognition of a liability and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods and the asset in collateral assignment split-dollar life insurance arrangements. The effective date of EITF 06-10 is for fiscal years beginning after December 15, 2007 (fiscal year 2009 for RTI). We are currently evaluating the impact of EITF 06-10 on our Condensed Consolidated Financial Statements.

NOTE M – SUBSEQUENT EVENTS

Subsequent to quarter end, and through the date of this filing, RTI has repurchased 1.8 million shares of its common stock at a total cost of $53.8 million.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

General:

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI”, the “Company,” “we” and/or “our”), owns and operates Ruby Tuesday® casual dining restaurants. We also franchise the Ruby Tuesday concept in selected domestic and international markets. As of March 6, 2007 we owned and operated 678, and franchised 248, Ruby Tuesday restaurants. Ruby Tuesday restaurants can now be found in 44 states, the District of Columbia, 13 foreign countries, and Puerto Rico.

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

A key performance goal for us is to get more out of existing assets. To measure our progress towards that goal, we focus on measurements we believe are critical to our growth and progress including, but not limited to, the following:

•

Same-restaurant sales: a year-over-year comparison of sales volumes for restaurants that, in the current year, have been open at least 19 months in order to remove the impact of new openings in comparing the operations of existing restaurants; and

•

Average restaurant volumes: a per-restaurant calculated annual weighted average sales amount computed using operating weeks open. This helps us gauge the continued development of our brand. Generally speaking, growth in average restaurant volumes in excess of same-restaurant sales is an indication that newer restaurants are operating with sales levels in excess of the Company system average and conversely, when the growth in average restaurant volumes is less than that of same-restaurant sales, a general conclusion can be reached that newer restaurants are recording sales less than those of the existing system.

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

Results of Operations:

The following is an overview of our results of operations for the 13 and 39-week periods ended March 6, 2007:

Net income decreased 5.1% to $28.7 million for the 13 weeks ended March 6, 2007 compared to $30.2 million for the same quarter of the previous year. Diluted earnings per share for the 13 weeks ended March 6, 2007 decreased 2.0% to $0.49 per share. The improvement of the change in diluted earnings per share from the change in net income results from fewer outstanding shares.

During the 13 weeks ended March 6, 2007:

•	17 Company-owned Ruby Tuesday restaurants were opened or acquired, including 11 purchased from our South Florida franchisee;
•	12 Company-owned Ruby Tuesday restaurants were closed or sold, including four sold to our Western Missouri franchisee;
•	Aside from the restaurants purchased from or sold to the Company, three franchise restaurants were opened and one was closed;
•

Same-restaurant sales at Company-owned restaurants decreased 1.0%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants increased 1.8% compared to the same quarter of the prior year; and

•

Specialty Restaurant Group (“SRG”), the Company to whom RTI sold its American Cafe and Tia’s Tex-Mex restaurants concepts in fiscal 2001, declared Chapter 11 bankruptcy, leading RTI to record a pre-tax charge of $5.8 million to settle leases for which we have primary liability.

Net income decreased 3.4% to $66.9 million for the 39 weeks ended March 6, 2007 compared to $69.3 million for the same period in fiscal 2006. Diluted earnings per share for the 39 weeks ended March 6, 2007 increased 1.8% to $1.14 compared to $1.12 for the corresponding period of the prior year as a result of fewer outstanding shares.

During the 39 weeks ended March 6, 2007:

•	66 Company-owned Ruby Tuesday restaurants were opened or acquired, including 28 purchased from our Orlando and South Florida franchisees;
•	17 Company-owned Ruby Tuesday restaurants were sold or closed, including seven sold or leased to our St. Louis and Western Missouri franchisees;
•	Aside from the restaurants purchased from or sold to the Company, 20 franchise restaurants were opened and two were closed;
•

Same-restaurant sales at Company-owned restaurants decreased 0.6%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants increased 2.3% compared to the same period of the prior year;

•

SRG, the Company to whom RTI sold its American Cafe and Tia’s Tex-Mex restaurants concepts in fiscal 2001, declared Chapter 11 bankruptcy, leading RTI to record a year-to-date pre-tax charge of $6.0 million to settle leases for which we have primary liability; and

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

	Thirteen weeks ended		Thirty-nine weeks ended
	March 6,	February 28,	March 6,	February 28,
	2007	2006	2007	2006
Revenue:
Restaurant sales and operating revenue	99.0%	98.9%	98.9%	98.8%
Franchise revenue	1.0	1.1	1.1	1.2
Total revenue	100.0	100.0	100.0	100.0
Operating costs and expenses:
Cost of merchandise (1)	26.9	26.3	27.0	26.7
Payroll and related costs (1)	30.0	30.0	30.7	31.1
Other restaurant operating costs (1)	17.7	17.6	18.1	17.8
Depreciation and amortization (1)	5.2	5.2	5.4	5.6
Loss from Specialty Restaurant
Group, LLC bankruptcy	1.5	–	0.6	–
Selling, general and administrative, net	7.2	7.5	8.3	7.9
Equity in (earnings)/losses of
unconsolidated franchises	0.0	(0.2)	0.1	0.0
Interest expense, net	1.3	1.1	1.3	0.9
Income before income taxes	11.0	13.4	9.4	11.0
Provision for income taxes	3.4	4.4	3.0	3.6
Net income	7.6%	8.9%	6.4%	7.4%

(1)	As a percentage of restaurant sales and operating revenue.

The following table shows Company-owned and franchised restaurant openings and closings for the 13 and 39 week periods ended March 6, 2007 and February 28, 2006.

	Thirteen weeks ended		Thirty-nine weeks ended
	March 6, 2007	February 28, 2006	March 6, 2007	February 28, 2006
Company–owned:
Beginning number	673	609	629	579
Opened	6	10	38	45
Acquired from franchisees	11	–	28	–
Sold or leased to franchisees	(4)	–	(7)	–
Closed	(8)	–	(10)	(5)
Ending number	678	619	678	619

Franchise:
Beginning number	253	240	251	226
Opened	3	5	20	23
Acquired or leased from RTI	4	–	7	–
Sold to RTI	(11)	–	(28)	–
Closed	(1)	(2)	(2)	(6)
Ending number	248	243	248	243

We estimate that approximately seven additional Company-owned Ruby Tuesday restaurants will be opened during the remainder of fiscal 2007.

We expect our domestic and international franchisees to open approximately 5 to 10 additional Ruby Tuesday restaurants during the remainder of fiscal 2007.

Revenue

RTI’s restaurant sales and operating revenue for the 13 weeks ended March 6, 2007 increased 11.8% to $374.2 million compared to the same period of the prior year. This increase primarily resulted from a net addition of 59 restaurants over the prior year, offset by a 1.0% decrease in same-restaurant sales.

Franchise revenue for the 13 weeks ended March 6, 2007 decreased 3.7% to $3.7 million compared to the same period of the prior year. Franchise revenue is predominately comprised of domestic and international royalties, which totaled $3.6 million and $3.8 million for the 13-week periods ended March 6, 2007 and February 28, 2006, respectively. This decrease results from the acquisitions of RT Orlando Franchise, LP

(“RT Orlando”) in July 2006 and RT South Florida Franchise, LP (“RT South Florida”) in December 2006. RT Orlando owned 17 restaurants and RT South Florida Franchise owned 11 restaurants at the dates of acquisition. These decreases were offset by growth in the domestic and international franchise markets. Same-restaurant sales for domestic franchise Ruby Tuesday restaurants increased 1.8% in the third quarter of fiscal 2007.

For the 39 weeks ended March 6, 2007, sales at Company-owned restaurants increased 12.0% to $1,042.3 million compared to the same period of the prior year. This increase primarily resulted from that same net addition of 59 restaurants, offset by a 0.6% decrease in same-restaurant sales for the 39-week period ended March 6, 2007.

For the 39-week period ended March 6, 2007, franchise revenues decreased 0.9% to $11.1 million compared to the same period in the prior year. Domestic and international royalties totaled $10.5 million and $10.6 million for the 39-week periods ending March 6, 2007 and February 28, 2006, respectively. Decreases due to the acquisitions of RT Orlando and RT South Florida, as previously discussed, were offset by increased royalties from domestic and international franchisees.

Average restaurant volumes at Company-owned restaurants, calculated on a rolling 12 period basis, increased 2.2% to $2.13 million as of March 6, 2007.

Pre-tax Income

Pre-tax income decreased 8.3% to $41.5 million for the 13 weeks ended March 6, 2007, from the corresponding period of the prior year. This decrease is primarily due to the recording of a $5.8 million lease liability charge attributable to SRG’s bankruptcy, as well as an increase in stock expense pursuant to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payments” (“SFAS 123(R)”), which is reflected in selling, general and administrative expenses, net, higher interest expense due to the Company’s increased borrowings to finance the increased share repurchases, a decrease of 1.0% in same-restaurant sales at Company-owned restaurants and an increase, as a percentage of restaurant sales and operating revenue, of cost of merchandise. These higher costs were offset by the increase in the number of restaurants and lower, as a percentage of total revenue, selling, general and administrative expenses.

For the 39-week period ended March 6, 2007, pre-tax income was $98.6 million, a 4.8% decrease from the corresponding period of the prior year. The decrease was primarily due to the impact of the adoption of SFAS 123(R), which is reflected in selling, general and administrative expenses, net, as well as the lease liability charge as a result of the SRG bankruptcy, higher interest expense due to the Company’s increased borrowings to finance the increased share repurchases, and a year-to-date same-restaurant sale decrease of 0.6%. In addition, the decrease in pre-tax income was due to increases, as a percentage of Company restaurant sales and operating revenue, of cost of merchandise and other restaurant operating costs, offset by increases in restaurant growth and a reduction, as a percentage of restaurant sales and operating revenue, of payroll and related costs and depreciation and amortization.

In the paragraphs which follow, we discuss in more detail the components of the decrease in pre-tax income for the 13 and 39-week periods ended March 6, 2007, as compared to the comparable periods in the prior year.

Cost of Merchandise

Cost of merchandise increased 14.3% to $100.6 million for the 13 weeks ended March 6, 2007, over the corresponding period of the prior year. As a percentage of restaurant sales and operating revenue, cost of merchandise increased from 26.3% to 26.9% for the 13 weeks ended March 6, 2007.

For the 39-week period ended March 6, 2007, cost of merchandise increased 13.4% to $281.6 million over the corresponding period of the prior year. As a percentage of restaurant sales and operating revenue, cost of merchandise increased from 26.7% to 27.0% for the 39 weeks ended March 6, 2007.

The increase for both the 13 and 39-week periods as a percentage of restaurant sales and operating revenue is primarily due to increased food and beverage costs as a result of burger, chicken, beverage and other product enhancements.

Payroll and Related Costs

Payroll and related costs increased 11.8% to $112.4 million for the 13 weeks ended March 6, 2007, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, payroll and related costs of 30.0% remained unchanged from the prior year.

For the 39-week period ended March 6, 2007, payroll and related costs increased 10.7% to $320.3 million, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, payroll and related costs decreased from 31.1% to 30.7%.

The decreased percentage of restaurant sales and operating revenue for 39-week period is primarily due to lower management labor attributable to reduced turnover and leverage from higher average restaurant volumes, labor cost efficiencies resulting from the rollout of a Kitchen Display System (“KDS”) and a decrease in health benefit costs due to favorable claims experience. These decreases were partially offset by higher hourly labor due to the addition of line cooks, increased front of house staffing intended to enhance the dining experience of our guests, and minimum wage increases in a few states.

Other Restaurant Operating Costs

Other restaurant operating costs include restaurant level operating costs, the major components of which are utilities, rent, operating supplies, repairs and maintenance, general liability insurance and waste removal. Other restaurant operating costs increased 12.7% to $66.3 million for the 13-week period ended March 6, 2007, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, these costs increased from 17.6% to 17.7%. Increases for the 13-week period were primarily due to higher general liability insurance resulting from unfavorable claims experience, offset by lower gas and fuel costs.

For the 39-week period ended March 6, 2007, other restaurant operating costs increased 13.8% to $188.3 million as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, these costs increased from 17.8% to 18.1%. The increase is due to higher utility costs and higher repairs and maintenance costs due to our commitment to bring equipment up to specification for rollout of a fresh proteins program.

Depreciation and Amortization

Depreciation and amortization increased 11.0% to $19.4 million for the 13-week period ended March 6, 2007, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, expenses of 5.2% remained unchanged from the prior year.

For the 39-week period ended March 6, 2007, depreciation and amortization expense increased 9.4% to $56.8 million as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, these expenses decreased from 5.6% to 5.4%.

The decrease, as a percentage of restaurant sales and operating revenue, for the 39-week period is primarily due to reduced depreciation on older leased restaurants and information technology assets, as associated assets have become fully depreciated.

Loss from Specialty Restaurant Group, LLC Bankruptcy

SRG, the Company to whom RTI sold its American Cafe and Tia’s Tex-Mex restaurants concepts in fiscal 2001, closed 20 restaurants on January 2, 2007 and declared Chapter 11 bankruptcy on February 14, 2007, leading RTI to record a pre-tax charge of $5.8 million and $6.0 million to settle leases for which we have primary liability for the 13 and 39-week periods ended March 6, 2007, respectively. See Note K to the Condensed Consolidated Financial Statements for more information regarding the SRG leases.

Selling, General and Administrative Expenses, Net

Selling, general and administrative expenses, net of support service fee income, increased 7.5% to $27.2 million for the 13-week period ended March 6, 2007, as compared to the corresponding period in the prior year. As a percentage of total revenue, these expenses decreased from 7.5% to 7.2%. The decrease is primarily due to a decrease in accrued bonus expense, offset by an increase in stock option expense as a result of the adoption of SFAS 123(R), which requires us to recognize grant-date fair value of options and other equity-based compensation over the applicable term.

Selling, general and administrative expenses, net of support service fee income, increased 17.1% to $87.5 million for the 39-week period ended March 6, 2007 as compared to the corresponding period in the prior year. As a percentage of total revenue, these expenses increased from 7.9% to 8.3%. The increase for the 39 week period is primarily due to an increase in stock option expense as a result of the adoption of SFAS 123(R) and higher advertising expense, primarily due to increased spending for cable television commercials. Offsetting this was a decrease in accrued bonus expense and a reduction in training payroll resulting from lower management turnover and increased efficiencies created by KDS and other management tools.

Equity in (Earnings)/Losses of Unconsolidated Franchises

Our equity in the earnings of unconsolidated franchises decreased $0.6 million for the 13-week period ended March 6, 2007, as compared to the corresponding period of the prior year. Our equity in losses of unconsolidated franchises increased $0.6 million for the 39-week period ended March 6, 2007, as compared to the corresponding period of the prior year.

The decrease in earnings for the 13-week period and the increase in losses for the 39-week period is primarily due to the acquisition of RT Orlando in July, 2006 and the acquisition of RT South Florida in December 2006, offset by an increase in earnings from investments in certain franchise partnerships. As of March 6, 2007, we held 50% equity investments in each of nine franchise partnerships which collectively operate 104 Ruby Tuesday restaurants. As of February 28, 2006, we held 50% equity investments in each of 11 franchise partnerships, which then collectively operated 119 Ruby Tuesday restaurants.

Interest Expense, Net

Net interest expense increased $1.0 million for the 13 weeks ended March 6, 2007, as compared to the corresponding period in the prior year, primarily due to higher average debt outstanding resulting from the Company acquiring 7.8 million shares of its common stock during fiscal 2006 and 3.9 million shares through the first three quarters of fiscal 2007 under our ongoing share repurchase program. Net interest expense increased $5.2 million for the 39-week period ended March 6, 2007, as compared to the corresponding period in the prior year, primarily for the same reasons mentioned above. See “Borrowings and Credit Facilities” for more information.

Provision for Income Taxes

The effective tax rate for the current quarter was 30.9%, down from 33.2% for the same period of the prior year. The effective tax rate was 32.1% for the 39-week period ended March 6, 2007 compared to 33.1% for the corresponding period of the prior year. The effective income tax rate for the 13-week period decreased primarily as a result of higher tax credits as well as a decrease in our state effective income tax rate resulting from the favorable resolution of a prior year tax matter. The effective tax rate for the 39-week period decreased as compared to the prior year primarily as a result of higher tax credits.

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

Restaurants open for less than five quarters are considered new and are excluded from our impairment review. We believe this approach provides sufficient time to establish the presence of the restaurant in the market and build a customer base. Approximately 9% of our restaurants have been open for less than five quarters and have not been evaluated for potential impairment.

If a restaurant that has been open for at least five quarters shows negative cash flow results, we prepare a plan to reverse the negative performance. Under our policies, recurring or projected annual negative cash flow signals a potential impairment. Both qualitative and quantitative information are considered when evaluating for potential impairments.

At March 6, 2007, we had six restaurants that had been open more than five quarters with rolling 12 month negative cash flows. Of these six restaurants, two had previously been impaired to salvage value. We reviewed the plans to improve cash flows at each of the other four restaurants and concluded that no impairment existed as of March 6, 2007. The combined 12-month cash flow loss at these four restaurants for which no impairment had previously been recognized, was approximately $0.1 million. Should sales at these restaurants not improve within a reasonable period of time, further impairment charges are possible. Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs, salvage value, and sublease income. Accordingly, actual results could vary significantly from our estimates.

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

At March 6, 2007, the allowance for doubtful notes was $5.4 million. Included in the allowance for doubtful notes was $4.0 million allocated to the $15.6 million of debt due from seven franchisees that have either reported coverage ratios below the required levels with certain of their third party debt, or reported ratios above the required levels, but for an insufficient amount of time. With the exception of amounts borrowed under the $48 million credit facility for franchise partnerships (see Note K to the Condensed Consolidated Financial Statements for more information), the third party debt referred to above is not guaranteed by RTI. The Company believes that payments are being made by these franchisees in accordance with the terms of these debts.

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

Income Tax Valuation Allowances and Tax Accruals

We record deferred tax assets for various items. As of March 6, 2007, we have concluded that it is more likely than not that the future tax deductions attributable to our deferred tax assets will be realized and therefore no valuation allowance has been recorded.

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

Our working capital deficiency and current ratio as of March 6, 2007 were $58.5 million and 0.6:1, respectively. As is common in the restaurant industry, we carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset) and receivable and inventory levels are generally not significant.

Capital Expenditures

Property and equipment expenditures for the 39 weeks ended March 6, 2007 were $98.6 million which was $52.8 million less than cash provided by operating activities for the same period. Capital expenditures for the remainder of fiscal 2007, primarily relating to new restaurant development, ongoing refurbishment and capital replacement for existing restaurants, and the enhancement of information systems are projected to be approximately $44.0 to $48.0 million, which is $5.0 to $15.0 million more than projected cash provided by operating activities for the same period. To the extent capital expenditures have exceeded cash flow from operating activities, we have historically relied on cash provided by financing activities to fund our capital expenditures. See “Special Note Regarding Forward-Looking Information.”

In our effort to continue moving our brand towards a higher quality casual dining restaurant and away from the traditional bar and grill category, we are changing our look and feel, differentiating ourselves with a more contemporary and fresher look. Earlier in fiscal 2007, we converted five Knoxville, Tennessee restaurants to what we hope will become our new look, a more sophisticated exterior coupled with a more contemporary, relaxed atmosphere within. Beginning in our fourth fiscal quarter of 2007 we will expand our test by converting 50-55 more restaurants. We believe that the costs of the upgrades will be approximately $0.1 million per restaurant. Additionally these changes will render certain operating assets as obsolete which will result in accelerated depreciation. These remodels are not anticipated to result in any closures or down time for our restaurants.

Based on results of the fourth quarter remodel project, we anticipate starting an aggressive remodeling of our restaurants in fiscal 2008.

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

In partial settlement of the Piccadilly bankruptcy, RTI received $1.0 million in December 2004 and $0.3 million in each of December 2005 and December 2006. The Company hopes to recover a further amount upon final settlement of the bankruptcy. No further recovery has been recorded in our Condensed Consolidated Financial Statements.

Assets and obligations attributable to MHC participants, as well as participants, formerly with MFC, who were allocated to Compass following Piccadilly’s bankruptcy, were spun out of the Retirement Plan effective June 30, 2006. Following Compass’s withdrawal, RTI remained the sole sponsor of the Retirement Plan.

For the 39 weeks ended March 6, 2007, we made contributions to the Retirement Plan totaling $1.4 million. We expect to make contributions for the remainder of fiscal 2007 totaling $0.3 million.

Significant Contractual Obligations and Commercial Commitments

Long-term financial obligations were as follows as of March 6, 2007 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Notes payable and other long-term debt, including
current maturities (a)	$17,850	$1,872	$3,639	$3,688	$8,651
Revolving credit facility (a)	244,500	–	–	244,500	–
Unsecured senior notes
(Series A and B) (a)	150,000	–	–	85,000	65,000
Interest (b)	45,718	8,692	17,059	10,631	9,336
Operating leases (c)	380,352	43,044	75,135	59,346	202,827
Purchase obligations (d)	176,801	98,259	26,323	24,079	28,140
Pension obligations (e)	28,998	2,117	4,276	5,445	17,160
Total	$1,044,219	$153,984	$126,432	$432,689	$331,114

(a)	See Note H to the Condensed Consolidated Financial Statements for more information.
(b)

Amounts represent contractual interest payments on our fixed-rate debt instruments. Interest payments on our variable-rate revolving credit facility and variable-rate notes payable with balances of $244.5 million and $3.8 million, respectively, as of March 6, 2007 have been excluded from the amounts shown above, primarily because the balance outstanding under our revolving credit facility, described further in Note H of the Condensed Consolidated Financial Statements, fluctuates daily.

(c)

This amount includes operating leases totaling $26.3 million for which sublease income from franchisees or others is expected. No sublease income from SRG is included in the above amount due to SRG’s bankruptcy. See Notes G and K to the Condensed Consolidated Financial Statements for more information.

(d)	The amounts for purchase obligations include commitments for food items and supplies, construction projects, and other miscellaneous commitments.
(e)	See Note J to the Condensed Consolidated Financial Statements for more information.

Commercial Commitments (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Letters of credit (a)	$20,078	$19,877	$201	$–	$–
Franchise loan guarantees (a)	28,403	27,491	165	408	339
Divestiture guarantees	9,142	200	419	439	8,084
Total	$57,623	$47,568	$785	$847	$8,423
(a)

Includes a $6.8 million letter of credit which secures franchisees’ borrowings for construction of restaurants being financed under a franchise loan facility. The franchise loan guarantee of $28.4 million also shown in the table excludes the guarantee of $6.8 million for construction to date on the restaurants being financed under the facility.

See Note K to the Condensed Consolidated Financial Statements for more information.

Borrowings and Credit Facilities

On November 19, 2004, RTI entered into a $200.0 million five-year revolving credit agreement (the “Credit Facility”), which, after the most recent amendment discussed below, includes a $50.0 million swingline subcommitment and a $50.0 million subcommitment for letters of credit. The Credit Facility, which was increased by $100.0 million on November 7, 2005 and $200.0 million on February 28, 2007 to $500.0 million, is scheduled to mature on February 23, 2012.

At March 6, 2007, we had borrowings of $244.5 million outstanding under the Credit Facility with an associated floating rate of 5.95%. After consideration of letters of credit outstanding, the Company had $235.5 million available under the Credit Facility as of March 6, 2007. At June 6, 2006, we had borrowings of $212.8 million outstanding under the Credit Facility with an associated floating rate of 6.02%.

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

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. This guidance is effective for periods beginning after December 15, 2006 (fiscal year 2008 for RTI). The Company presents sales taxes collected from customers on a net basis. The Company does not expect the adoption of EITF 06-3 to impact our method for presenting sales taxes in our Condensed Consolidated Financial Statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

FIN 48 is effective for fiscal years beginning after December 15, 2006 (fiscal 2008 for RTI), with early adoption permitted. The Company is currently assessing the impact of the adoption of this statement.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal year 2009 for RTI), and interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this statement.

In September 2006, the FASB issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). SFAS 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS 158 also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006 (RTI’s current fiscal year).

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006 (RTI’s current fiscal year). We do not believe SAB 108 will have a material impact on our Condensed Consolidated Financial Statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (fiscal year 2009 for RTI). We do not believe SFAS 159 will have a material impact on our Condensed Consolidated Financial Statements.

In March 2007, the FASB ratified the consensus reached by the EITF on Issue No. 06-10 (“EITF 06-10”), “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements”. EITF 06-10 provides guidance on an employers’ recognition of a liability and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods and the asset in collateral assignment split-dollar life insurance arrangements. The effective date of EITF 06-10 is for fiscal years beginning after December 15, 2007 (fiscal year 2009 for RTI). We are currently evaluating the impact of EITF 06-10 on our Condensed Consolidated Financial Statements.

Known Events, Uncertainties and Trends:

Financial Strategy and Stock Repurchase Plan

Our financial strategy is to utilize a prudent amount of debt, including operating leases, letters of credit, and any guarantees, to minimize the weighted average cost of capital while allowing financial flexibility and maintaining the equivalent of an investment-grade bond rating. This strategy periodically allows us to repurchase RTI common stock. During the 39 weeks ended March 6, 2007, we repurchased 3.9 million shares of RTI common stock. On January 9, 2007, the Board of Directors authorized the repurchase of an additional 5.0 million shares of RTI common stock, bringing the total available for repurchase to 10.2 million shares as of January 9, 2007. The total number of remaining shares authorized to be repurchased, as of March 6, 2007, is approximately 6.3 million. To the extent not funded with cash from operating activities and proceeds from stock option exercises, additional repurchases, if any, may be funded by borrowings on the Credit Facility.

Dividends

During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to RTI’s shareholders. This policy has historically called for payment of semi-annual dividends of $0.0225 per share. On July 12, 2006, our Board of Directors approved the plan to increase our semi-annual dividend from $0.0225 to $0.25 per share. Our first $0.25 per share dividend, was paid on August 8, 2006, to shareholders of record on July 24, 2006. We have paid $29.1 million year-to-date for dividends. On January 9, 2007, the Board of Directors approved a plan to increase future dividends on an annual basis by the annual percentage increase in net income, not to exceed ten percent. The payment of a dividend in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future. Additionally, our credit facilities contain certain limitations on the payment of dividends. See “Special Note Regarding Forward-Looking Information.”

Settlement of Hurricane Katrina Insurance Claims

On August 29, 2005, Ruby Tuesday lost two of its Gulf Coast restaurants, Gulfport and Biloxi, Mississippi, as a result of Hurricane Katrina. As discussed in Note D to the Condensed Consolidated Financial Statements, during the fiscal quarter ended December 5, 2006, the Company received insurance proceeds of

$2.3 million related to settlement of the Hurricane Katrina open claims, which resulted in a gain of $1.5 million. The gain is attributable to settlement of property claims at replacement costs, which were in excess of net book values of property and equipment, as well as business interruption recoveries. The portion of the proceeds attributable to the property claim is included in investing activities within the Condensed Consolidated Statement of Cash Flows, while the business interruption recoveries are classified as operating cash flows. The Company invested the insurance settlement in new restaurant development.

Specialty Restaurant Group Bankruptcy Filing

Specialty Restaurant Group, a company that purchased 69 American Cafe and Tia’s Tex-Mex restaurants from us in fiscal 2001, closed 20 restaurants on January 2, 2007. Fourteen of these restaurants were located on properties sub-leased from RTI. On February 14, 2007, SRG filed for Chapter 11 bankruptcy protection.

As of March 6, 2007, RTI had $1.2 million recorded within our liability for deferred escalating minimum rents for 19 SRG leases for which we remain primarily liable. These 19 SRG leases include the 14 restaurants which closed on January 2, 2007, two restaurants closed prior to that date and three restaurants scheduled by SRG to remain open at the current time. Scheduled cash payments for rent remaining on these leases at the time of bankruptcy filing totaled $4.4 million, $0.5 million and $0.5 million, respectively. Because many of these restaurants were located in malls, RTI may be liable for other charges such as common area maintenance and property taxes. In addition to the scheduled remaining payments, we believe SRG was $1.2 million behind in rent and related payments on RTI leases as of the date of its bankruptcy filing.

Following the closing of the 20 SRG restaurants in January 2007, RTI performed an analysis of the now-closed properties in order to estimate the lease liability to be incurred from the closings. Based upon the analysis performed, a charge of $5.8 million was recorded during the fiscal quarter ended March 6, 2007.

As of March 6, 2007, RTI has recorded an estimated liability of $6.0 million based on unsettled claims to date. This amount is comprised of the above charge, coupled with the $0.3 million previously reserved for losses on the restaurants closed in prior quarters and after deduction of $0.1 million for payments made to various landlords for back rents.

We will continue to review the situation relative to these leases during our fourth quarter of fiscal 2007 and adjust reserves as deemed appropriate.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q contains various “forward-looking statements,” which represent the Company’s expectations or beliefs concerning future events, including one or more of the following:  future financial performance and restaurant growth (both Company-owned and franchised), future capital expenditures, future borrowings and repayments of debt, payment of dividends, stock repurchases, and restaurant and franchise acquisitions and re-franchises. The Company cautions the reader that a number of important factors and uncertainties could, individually or in the aggregate, cause actual results to differ materially from those included in the forward-looking statements, including, without limitation, the following: changes in promotional, couponing and advertising strategies; guests’ acceptance of changes in menu items; changes in our guests’ disposable income; consumer spending trends and habits; mall-traffic trends; increased competition in the restaurant market; weather conditions in the regions in which Company-owned and franchised restaurants are operated; guests’ acceptance of the Company’s development prototypes; laws and regulations affecting labor and employee benefit costs, including potential increases in federally mandated minimum wage; costs and availability of food and beverage inventory; the Company’s ability to attract qualified managers, franchisees and team members; changes in the availability and cost of capital; impact of adoption of new accounting standards; impact of food-borne illnesses resulting from an outbreak at either Ruby Tuesday or other restaurant concepts; effects of actual or threatened future terrorist attacks in the United States; significant fluctuations in energy prices; and general economic conditions.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices. The interest rate charged on our Credit Facility can vary based on the interest rate option we choose to utilize. Our options for the rate are the Base Rate or LIBO Rate plus an applicable margin. The Base Rate is defined to be the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.5%. The applicable margin for the LIBO Rate-based option is a percentage ranging from 0.5% to 1.0%. As of March 6, 2007, the total amount of outstanding debt subject to interest rate fluctuations was $248.3 million. A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of $2.5 million per year.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 6, 2007.

Changes in Internal Controls

During the fiscal quarter ended March 6, 2007, there were no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a–15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business. We provide reserves for such claims when payment is probable and estimable in accordance with FASB Statement No. 5, “Accounting for Contingencies”. At this time, in part due to the availability of insurance to reimburse us on known potential losses, in the opinion of management, the ultimate resolution of pending legal proceedings will not have a material adverse effect on our operations, financial position or liquidity.

In view of the inherent uncertainties of litigation, the outcome of any unresolved matters cannot be predicted at this time, nor can the amount of any potential loss be reasonably estimated.

Information regarding current litigation is incorporated by reference from Note K to our Condensed Consolidated Financial Statements set forth in Part I of this report.

ITEM 1A.

RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended June 6, 2006 in Part I, Item 1A. Risk Factors. There have been no material changes from the risk factors previously disclosed in our Form 10-K.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information regarding purchases of our common stock made by us during the third quarter ended March 6, 2007:

	(a)	(b)	(c)	(d)
	Total number	Average	Total number of shares	Maximum number of shares
	of shares	price paid	purchased as part of publicly	that may yet be purchased
Period	purchased (1)	per share	announced plans or programs (1)	under the plans or programs (2)

Month #1
(December 6 to January 9)	–	–	–	10,171,203
Month #2
(January 10 to February 6)	2,407,800	$28.24	2,407,800	7,763,403
Month #3
(February 7 to March 6)	1,466,700	$29.45	1,466,700	6,296,703
Total	3,874,500		3,874,500	6,296,703

(1) No shares were repurchased other than through our publicly announced repurchase programs and authorizations during the third quarter of our year ending June 5, 2007. These repurchase programs include shares surrendered as payment for the exercise price of options or purchase rights or in satisfaction of tax withholding obligations in connection with the Company’s stock incentive plans.

(2) On January 5, 2006, the Company’s Board of Directors authorized the repurchase of an additional 6.7 million shares of Company stock under the Company’s ongoing share repurchase program. On January 9, 2007, the Company’s Board of Directors authorized the repurchase of an additional 5.0 million shares of Company stock under the Company’s ongoing share repurchase program, bringing the total available for repurchase to 10.2 million shares as of that date. As of March 6, 2007, 5.4 million shares of the January 2006 authorization have been repurchased at a cost of approximately $154.5 million.

ITEM 6.

EXHIBITS

The following exhibits are filed as part of this report:

  Exhibit No.

10.1	First Amendment, dated as of December 14, 2006, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan.

10.2	Morrison Retirement Plan, as amended and restated effective January 1, 2005, to reflect the
First through Seventh Amendments, respectively.

10.3	First Amendment, dated as of January 9, 2007, to the Morrison Retirement Plan.

10.4	Fifth Amendment, dated as of December 14, 2006, to the Ruby Tuesday, Inc. Salary Deferral Plan.

10.5	Amended and Restated Revolving Credit Agreement, dated as of February 28, 2007, by and among
Ruby Tuesday, Inc., the Lenders, and Bank of America, N.A., as Administrative Agent, Issuing
Bank and Swingline Lender. (Incorporated by reference to Exhibit 10.1 of the Company’s Current
Report on Form 8-K filed on March 5, 2007).

10.6	Second Amendment to Amended and Restated Loan Facility Agreement and Guaranty, dated as of
February 28, 2007, by and among Ruby Tuesday, Inc., the Participants, and Bank of America,
N.A., as Servicer and Agent for the Participants. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 5, 2007).

31.1	Certification of Samuel E. Beall, III, Chairman of the Board, President and Chief Executive Officer.

31.2	Certification of Marguerite N. Duffy, Senior Vice President, Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.

(Registrant)

Date: April 11, 2007	BY: /s/ MARGUERITE N. DUFFY —————————————— Marguerite N. Duffy Senior Vice President and Chief Financial Officer