Form 10-K
period 2007-06-05
RUBY TUESDAY INC
filed 2007-08-03
CIK 68270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: June 5, 2007

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last day of the second fiscal quarter ended December 5, 2006 was $1,614,104,847 based on the closing stock price of $27.29 on December 5, 2006.

The number of shares of the registrant's common stock outstanding as of July 30, 2007, the latest practicable date prior to the filing of this Annual Report, was 51,678,458.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy statement for the Registrant’s 2007 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, is incorporated by reference into Part III hereof.

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

We began our traditional franchise program in 1997 with the opening of one domestically and two internationally franchised Ruby Tuesday restaurants. The following year, we introduced a program we called our “franchise partnership program,” under which we own 1% or 50% of the equity of each of the entities that own and operate Ruby Tuesday franchised restaurants. We do not own any of the equity of entities that hold franchises under our traditional franchise program. As of June 5, 2007, we had 46 franchisees, comprised of 16 franchise partnerships, 13 traditional domestic and 17 traditional international franchisees. Of these franchisees, we have signed agreements for the development of new franchised Ruby Tuesday restaurants with 16 franchise partnerships, 11 traditional domestic and 12 traditional international franchisees. In conjunction with the signing of the franchise agreements, between fiscal 1997 and 2002, we sold 124 Ruby Tuesday restaurants in our non-core markets to our franchisees. Seven additional Ruby Tuesday restaurants were sold or leased by the Company to franchise partnerships in fiscal 2007. In addition, the 17 international franchisees (including Puerto Rico and Guam) hold rights as of June 5, 2007 to develop Ruby Tuesday restaurants in 21 countries.

On November 20, 2000, the American Cafe (including L&N Seafood) and Tia’s Tex-Mex concepts, with 69 operating restaurants, were sold to Specialty Restaurant Group, LLC (“SRG”), a limited liability company owned by the former President of the Company’s American Cafe and Tia’s Tex-Mex concepts and certain members of his management team. During fiscal 2007, both SRG, and the company to whom it sold the Tia’s Tex-Mex concept in fiscal 2004, filed for bankruptcy protection.

Operations

We own and operate the Ruby Tuesday concept in the bar and grill segment of casual dining. We also offer franchises for the Ruby Tuesday concept in domestic and international markets. As of June 5, 2007, we owned and operated 680 casual dining restaurants, located in 28 states and the District of Columbia. Also, as of June 5, 2007, the franchise partnerships operated 154 restaurants and traditional franchisees operated 45 domestic and 54 international restaurants. A listing of the states and countries in which our franchisees operate is set forth below in Item 2 entitled “Properties.”

Ruby Tuesday restaurants offer simple, fresh American dining emphasizing 13 appetizers, handcrafted burgers, a garden bar which offers up to 46 items, fresh chicken, steaks, crab cakes, salmon, tilapia, ribs, and more. Burger choices include such items as beef, bison, turkey, chicken, and crab. Entree selections range in price from $6.99 to $19.99. We also offer our Ruby Tuesday’s To Go CurbsideSM service at both Company-owned and franchise restaurants. This program provides a quick, convenient alternative for active customers who are on the go.

In our effort to continue moving our brand towards a higher quality casual dining restaurant and away from the traditional bar and grill category, we are changing our look and feel, differentiating ourselves with a more contemporary and fresher look. Recent enhancements include new premium plateware and glassware, premium zero proof beverages including fresh squeezed lemonade and pomegranate drinks, premium wines, handcrafted beer and cocktails, and an upgraded garden bar. Earlier in fiscal 2007, we converted five Knoxville, Tennessee restaurants to what we hope will become our new look, a more sophisticated exterior coupled with a more contemporary, relaxed atmosphere within. Beginning in our fourth quarter of fiscal 2007 we expanded our test by converting an additional 54 restaurants, three of which are operated by a franchise partnership. These remodels have thus far not resulted in any closures or down time for our restaurants and are not anticipated to do so in the future.

Based on results of the fourth quarter remodel project, we anticipate starting to more aggressively remodel our restaurants in fiscal 2008.

At June 5, 2007, the Company owned and operated restaurants concentrated primarily in the Southeast, Northeast, Mid-Atlantic and Midwest of the United States. We consider these regions to be our core markets. We plan to open approximately 20 to 25 Company-owned restaurants during fiscal 2008. The majority of these new restaurants are expected to be located in existing markets. We expect almost all new restaurants to be freestanding. Existing prototypes range in size from 4,600 to 5,400 square feet with seating for 162 to 230 guests. Because these restaurants provide for substantial seating in proportion to the square footage of the buildings, we believe these restaurants offer an opportunity for improved restaurant-level returns on invested capital. We also believe there is potential for more than five hundred additional Ruby Tuesday restaurants to be operated across the United States. The availability of several different restaurant prototypes enables us to develop restaurants in a variety of different markets, including rural America, locations adjacent to interstate highways, retail locations, as well as our more traditional sites. Other than population and traffic volume, our site selection requirements for these new restaurants include annual household incomes ranging from $50,000 to $80,000, good accessibility to our restaurants, and visibility of the location. New restaurants are operated by general managers who are rewarded for their ability to grow guest counts, achieve high standards and control certain costs.

Franchising

As previously noted, as of June 5, 2007, we had franchise arrangements with 46 franchise groups which operate Ruby Tuesday restaurants in 25 states and Puerto Rico and in 13 foreign countries.

As of June 5, 2007, there were 253 franchise restaurants, including 154 operated by franchise partnerships. In fiscal 2007, 28 franchise partnerships restaurants were acquired by the Company. An additional 11 franchise partnership restaurants in Florida were acquired by the Company on the first day of fiscal 2008. Franchisees opened, or acquired from RTI, 35 restaurants in fiscal 2007, 32 restaurants in fiscal 2006, and 27 restaurants in fiscal 2005. We anticipate that our franchisees will open approximately 25 to 35 restaurants in fiscal 2008.

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

Additionally, we offer support service agreements for domestic franchisees. Under the support services agreements, we have one level of support, which is required for franchise partnerships and optional for traditional franchisees, in which we provide specified additional services to assist the franchisees with various aspects of the business including, but not limited to, processing of payroll, basic bookkeeping and cash management. Fees for these services are typically 2.5% of monthly gross sales for franchise partnerships and about 1.0% for traditional franchisees, as defined in the franchise agreement. There is also an optional level of support services, available only to traditional franchisees, in which we charge a fee to cover certain information technology related support that we provide. All domestic franchisees also are required to pay a marketing and purchasing fee of 1.5% of monthly gross sales. Beginning in May 2005, under the terms of the franchise operating agreements, we required all domestic franchisees to contribute a percentage of monthly gross sales, currently 2.8%, to a national advertising fund formed to cover their pro rata portion of the production and airing costs associated with our national cable advertising campaign.  Under the terms of those agreements, we can charge up to 3.0% of monthly gross sales for this national advertising fund.

While financing is the responsibility of the franchisee, we make available to the domestic franchisees information about financial institutions that may be interested in financing the costs of restaurant development for qualified franchisees. Additionally, in limited instances, and only with regard to the franchise partnerships, we provide partial guarantees to certain of these lenders.

We provide ongoing training and assistance to all of our franchisees in connection with the operation and management of each restaurant through the Ruby Tuesday Center for Leadership Excellence, our training facility, meetings, on-premises visits, and by written or other material.

Training

The Ruby Tuesday Center for Leadership Excellence, located in the Maryville, Tennessee Restaurant Support Services Center, serves as the centralized training center for all of our and the franchisees’ managers, multi-restaurant operators and other team members. Facilities include classrooms, a test kitchen, and the Ruby Tuesday Culinary Arts Center, which opened in fiscal 2007. The Ruby Tuesday Center for Leadership Excellence provides managers with the opportunity to assemble for intensive, ongoing instruction and interaction. Programs include classroom instruction and various team competitions, which are designed to contribute to the skill and enhance the dedication of the Company and franchise teams and to strengthen our corporate culture. Further contributing to the training experience is the RT LodgeSM, which is located on a wooded campus just minutes from the Restaurant Support Services Center. RT LodgeSM serves as the lodging quarters and dining facility for those attending the Ruby Tuesday Center for Leadership Excellence. After a long day of instruction and competition, trainees have the opportunity to dine and socialize with fellow team members in a relaxed and tranquil atmosphere. We believe our emphasis on training and retaining high quality restaurant managers is critical to our long-term success.

Research and Development

We do not engage in any material research and development activities. However, we do engage in ongoing studies to assist with food and menu development. Additionally, we conduct extensive consumer research to determine our guests’ preferences, trends, and opinions, as well as to better understand other competitive brands.

Raw Materials

We negotiate directly with our suppliers for the purchase of raw and processed materials and maintain contracts with select suppliers for both our Company-owned and franchised restaurants. These contracts may include negotiations for distribution of raw materials under a cost plus delivery fee basis and/or specifications that maintain a term-based contract with a renewal option. If any major supplier or our distributor is unable to meet our supply needs, we would negotiate and enter into agreements with alternative providers to supply or distribute products to our restaurants.

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

Seasonality

Our business is moderately seasonal. Average restaurant sales of our mall-based restaurants, which represent approximately 18% of our total restaurants, are slightly higher during the winter holiday season. Freestanding restaurant sales are generally higher in the spring and summer months.

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

Personnel

As of June 5, 2007, we employed approximately 19,200 full-time and 20,800 part-time employees, including approximately 490 support center management and staff personnel. We believe that our employee relations are good and that working conditions and employee compensation are comparable with our major competitors. Our employees are not covered by a collective bargaining agreement.

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

A copy of the aforementioned documents will be made available without charge to all shareholders upon written request to the Company. Shareholders are encouraged to direct such requests to the Company's Investor Relations department at the Restaurant Support Services Center, 150 West Church Avenue, Maryville, Tennessee 37801. As an alternative, our Form 10-K can also be printed from the “Investor Relations” section of the Company’s web site at www.rubytuesday.com.

The Company’s Chief Executive Officer, Samuel E. Beall, III, submitted to the New York Stock Exchange (NYSE) the Annual Written Affirmation on November 1, 2006, pursuant to Section 303A.12 of the NYSE’s corporate governance rules, certifying that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date.

Executive Officers of the Company

Executive officers of the Company are appointed by and serve at the discretion of the Company’s Board of Directors. Information regarding the Company’s executive officers as of June 5, 2007, is provided below.

Name	Age	Position

Samuel E. Beall, III	57	Chairman of the Board, President and Chief Executive Officer
Kimberly M. Grant	36	Executive Vice President
A. Richard Johnson	55	Senior Vice President
Marguerite N. Duffy	46	Senior Vice President, Chief Financial Officer
Nicolas N. Ibrahim	46	Senior Vice President, Chief Technology Officer
Robert F. LeBoeuf	45	Senior Vice President, Chief People Officer
Mark S. Ingram	54	President, Franchise
Kurt H. Juergens	56	Senior Vice President, Development

Mr. Beall has served as Chairman of the Board and Chief Executive Officer of the Company since May 1995 and also as President of the Company since July 2004. Mr. Beall served as President and Chief Executive Officer of the Company from June 1992 to May 1995 and President and Chief Operating Officer of the Company from September 1986 to June 1992. Mr. Beall founded Ruby Tuesday in 1972.

Ms. Grant joined the Company in June 1992 and was named Executive Vice President in April 2007. From January 2005 to April 2007, Ms. Grant served as Senior Vice President, Operations, from September 2003 to January 2005, as Vice President, Operations and, from June 2002 to September 2003, as Regional Partner, Operations. Prior to June 2002, she held various operational and finance positions with the Company.

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

Mr. LeBoeuf joined the Company in July 1986 and was named Senior Vice President, Chief People Officer in June 2003. From August 2001 to June 2003, Mr. LeBoeuf served as Vice President, Human Resources and, from October 2000 to August 2001, as Vice President, Support Services. From October 1999 to October 2000, Mr. LeBoeuf was Director of Training and Development, and he was a Regional Financial Analyst from January 1997 to October 1999. Prior to January 1997, Mr. LeBoeuf held various operational positions with the Company.

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

We may fail to reach our Company’s sales, growth or remodel goals, which may negatively impact our continued financial and operational success.

Ruby Tuesday establishes sales and growth goals each fiscal year based on a strategy of new market development and further penetration of existing markets. We believe the biggest risk to attaining our growth goals is our ability to maintain or increase restaurant sales in existing markets, which is dependent upon factors both within and outside our control. Among others, these desired increases are dependent upon consumer spending, the overall state of the economy, our quality of operations, and the effectiveness of our advertising.

Though believed to be a smaller risk than not achieving growth goals through increased same-restaurant sales, there are risks associated with new restaurant openings. A significant portion of our historical growth has been attributable to opening new restaurants, and we currently set goals to open approximately 20 to 25 Company restaurants per year. On the Company side, we minimize opening volatility by often identifying and acquiring sites a year or more in advance. If we and/or our franchisees are unable to timely secure appropriate construction materials, financing, labor, permits, liquor licenses, or other resources, we run the risk of missing our projected growth goals.

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

Another factor influencing our success is the management of our growth and remodel strategies. In an effort to continue moving our brand towards a high quality casual dining restaurant and away from the traditional bar and grill category, we are changing our look and feel, differentiating ourselves with a more contemporary and fresher look. We substantially completed 56 remodels during fiscal 2007 and, based on results of the fourth quarter remodels, plan on remodeling the remaining Company-owned restaurants in fiscal 2008. We must ensure that we maintain strong real estate and other operational leadership such that our expansion and remodel plans are appropriately backed by sound judgment and support. The risk of inappropriate decisions could negatively impact our overall growth strategy, and thus continued success.

Once opened, we anticipate new restaurants will take four to six months to reach planned operational profitability due to the associated start-up costs. We can provide no assurance that any restaurant we open will be profitable or obtain operating results similar to those of our existing restaurants nor can we provide assurance that the sales resulting from our remodeling efforts will maintain or increase sufficiently to offset the costs of the remodels. Aside from those previously listed, other factors impacting profitability of new or remodeled restaurants include, but are not limited to, competition in the restaurant market, consumer acceptance of our restaurants in the applicable markets, recruitment of qualified operating personnel, and weather conditions in the areas in which the new or remodeled restaurants are located. Due to the presence or absence of these factors, we may not reach our projected financial targets.

The inability of our franchises to operate profitable restaurants may negatively impact our continued financial success.

Ruby Tuesday operates franchise programs with franchise partnerships and traditional domestic and international franchisees . In addition to the income we record under the equity method of accounting from our investment in certain of these franchises, we also collect royalties, marketing, and purchasing fees, and in some cases support service fees, as well as interest and other fees from the franchises. Further, as part of the franchise partnership program, we serve as partial guarantor for three credit facilities, two of which are no longer in existence. The ability of these franchise groups, particularly the franchise partnerships, to continually generate profits impacts Ruby Tuesday’s overall profitability and brand recognition.

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

Economic, demographic and other changes, seasonal fluctuations, natural disasters, and terrorism could adversely impact guest traffic and profitability in our restaurants.

Our business can be negatively impacted by many factors, including those which affect the restaurant only at the local level as well as others which attract national or international attention. Risks that could cause us to suffer losses include the following:

•	economic factors (economic slowdowns or other inflation-related issues);
•	demographic changes, particularly with regard to dining and discretionary spending habits, in the areas in which our restaurants are located;
•	changes in consumer preferences;
•	changes in federal or state income tax laws;
•	seasonal fluctuations due to the days of the week on which holidays occur, which may impact spending patterns;

•	natural disasters such as hurricanes, tornados, blizzards, or other severe weather;
•	concerns and/or unfavorable publicity over health issues, food quality or restaurant cleanliness;
•	effects of war or terrorist activities and any governmental responses thereto; and
•	increased insurance and/or self-insurance costs.

Each of the above items could potentially negatively impact our guest traffic and/or our profitability.

We may be unable to remain competitive because we are a leveraged company.

The amount of debt we carry, while believed by us to be prudent based upon our financial strategy, is significant. At June 5, 2007, we had a total of $514.3 million in debt and capital lease obligations. This indebtedness requires us to dedicate a portion of our cash flows from operating activities to principal and interest payments on our indebtedness, which could prevent us from implementing growth plans or proceeding with operational improvement initiatives.

The three most significant loans we have are our revolving credit facility ($347.0 million outstanding at June 5, 2007) and our Series A and B senior notes ($85.0 million and $65.0 million, respectively, outstanding at June 5, 2007) (the “Private Placement Facility”). The Series A and B senior notes mature in fiscal 2010 and 2013, respectively. Although our total amount owed for debt and capital lease obligations is currently less than three times our net cash provided by operating activities, we cannot give assurance we will be able to renew the Private Placement Facility at terms as favorable as those we have today, or that we will be able to renew our loans at all.

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

Approximately 10% of our revenue is attributable to the sale of alcoholic beverages. We are required to comply with the alcohol licensing requirements of the federal government, states and municipalities where our restaurants are located. Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, the licenses are renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. If we fail to comply with federal, state or local regulations, our licenses may be revoked and we may be forced to terminate the sale of alcoholic beverages at one or more of our restaurants.

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

As a publicly traded corporation, we are subject to various rules and regulations as mandated by the Securities and Exchange Commission (the “SEC”). Failure to timely comply with these guidelines could result in penalties and/or adverse reactions by our shareholders.

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

We face food safety issues that are common to the food industry. We work to provide a clean, safe environment for both our guests and employees. Otherwise, we risk losing guests and/or employees due to unfavorable publicity and/or a lack of confidence in our ability to provide a safe dining and/or work experience.

Food-borne illnesses, such as E. coli, hepatitis A, trichinosis, or salmonella, as well as the prospect of “mad cow” disease and avian flu, are also a concern for our industry. We can and do attempt to purchase supplies from reputable suppliers/distributors and have certain procedures in place to test for safety and quality standards, but we can make no assurances regarding whether these supplies may contain contaminated goods. In addition, we cannot ensure the continued health of each of our employees. We provide health-related training for each of our staff and strive to keep ill employees away from food items. However, we may not be able to detect when our employees are sick until the time that their symptoms occur, which may be too late if they have prepared/served food for our guests. The occurrence of an outbreak of a food-borne illness, whether at one of our restaurants or one of our competitors, could result in negative publicity that could adversely affect our sales and profitability.

Litigation could negatively impact our results of operations as well as our future business.

We are subject to litigation and other customer complaints concerning our food safety, service, and/or other operational factors. Guests may file formal litigation complaints that we are required to defend, whether or not we believe them to be true. Substantial, complex or extended litigation could have an adverse effect on our results of operations if it develops into a costly situation and distracts our management. Employees may also, from time to time, subject us to litigation regarding injury, discrimination and other employment issues. Suppliers, landlords and distributors, particularly those with which we currently maintain purchase commitments/contracts, could also potentially allege non-compliance with their contracts should they consider our actions to be contrary to our commitments.

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

The success of our brand is dependent upon operating profitable restaurants. The profitability of our restaurants is dependent on several factors, including the following:

•	the hiring, training, and retention of excellent restaurant managers and staff;
•	the ability to timely and effectively meet customer demands and maintain our strong customer base;
•	the continued success of our marketing/advertising strategy;
•	the ability to obtain appropriate financing;
•	the ability to manage our growth and remodel goals; and
•	the ability to provide innovative products to our customers at a reasonable price.

The profitability of our restaurants also depends on the ability of our Company as a whole to absorb the risks associated with growth. In addition, the results of our currently high performing restaurants may not be indicative of their long-term performance, as factors affecting their success may change. Among others, one potential impact of declining profitability of our restaurants is increased asset impairment charges. This could be significant as property and equipment currently represent 84% of our total assets at June 5, 2007.

Changes in financial accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

Changes in financial accounting standards can have a significant effect on our reported results and may affect our reporting of transactions completed before the new rules are required to be implemented. Many existing accounting standards require management to make subjective assumptions, such as those required for stock compensation, tax matters, consolidation accounting, franchise acquisitions, litigation, and asset impairment calculations. Changes in accounting standards or changes in underlying assumptions, estimates and judgments by our management could significantly change our reported or expected financial performance.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Information regarding the locations of our Ruby Tuesday restaurants is shown in the list below. Of the 680 Company-owned and operated restaurants as of June 5, 2007, we owned the land and buildings for 309 restaurants, owned the buildings and held non-cancelable long-term land leases for 212 restaurants, and held non-cancelable leases covering land and buildings for 159 restaurants. The Company's Restaurant Support Services Center in Maryville, Tennessee, which was opened in fiscal 1998, is owned by the Company. Our executives and certain other administrative personnel are located in the Restaurant Support Services Center. Since fiscal 2001, we have expanded the Restaurant Support Services Center by opening second and third locations also in Maryville.

Additional information concerning our properties and leasing arrangements is included in Note 5 to the Consolidated Financial Statements appearing in Part II, Item 8 of this Form 10-K.

Under our franchise agreements, we have certain rights to gain control of a restaurant site in the event of default under the franchise agreements.

The following table lists the locations of the Company-owned and franchised restaurants as of June 5, 2007:

	Number of Restaurants
State or Country	Company	Franchise	Total System

Domestic:
Alabama	50	–	50
Arizona	7	–	7
Arkansas	–	6	6
California	1	1	2
Colorado	–	12	12
Connecticut	18	–	18
Delaware	8	–	8
Florida*	77	11	88
Georgia	61	–	61
Illinois	–	26	26
Indiana	7	8	15
Iowa	–	4	4
Kansas	–	3	3
Kentucky	6	6	12
Louisiana	5	–	5
Maine	–	10	10
Maryland	34	–	34
Massachusetts	13	–	13
Michigan	5	25	30
Minnesota	–	12	12
Mississippi	10	–	10
Missouri	1	27	28
Nebraska	–	7	7
Nevada	–	2	2
New Hampshire	5	–	5
New Jersey	24	–	24
New Mexico	–	1	1
New York	27	12	39
North Carolina	57	–	57
North Dakota	–	2	2
Ohio	44	–	44
Oklahoma	–	1	1

Oregon	–	3	3
Pennsylvania	51	–	51
Rhode Island	3	–	3
South Carolina	35	–	35
South Dakota	–	4	4
Tennessee	47	–	47
Texas	1	5	6
Utah	–	6	6
Virginia	71	–	71
Washington	–	5	5
Washington, DC	3	–	3
West Virginia	8	–	8
Wisconsin	1	–	1
Total Domestic	680	199	879

	Number of Restaurants
State or Country	Company	Franchise	Total System

International:
Canada	–	1	1
Chile	–	9	9
Greece	–	4	4
Hawaii**	–	4	4
Honduras	–	1	1
Hong Kong	–	3	3
Iceland	–	2	2
India	–	16	16
Korea	–	1	1
Kuwait	–	3	3
Mexico	–	1	1
Puerto Rico	–	4	4
Romania	–	2	2
Saudi Arabia	–	1	1
Trinidad	–	2	2
Total International	–	54	54
	680	253	933

* On June 6, 2007, the Company acquired the 11 franchise restaurants in Florida.
** Hawaii is treated as an international location for internal purposes.

Item 3. Legal Proceedings

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business. We provide reserves for such claims when payment is probable and estimable in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 5, “Accounting for Contingencies”. At this time, in part due to the availability of insurance to reimburse us on known potential losses, in the opinion of management, the ultimate resolution of pending legal proceedings will not have a material adverse effect on our operations, financial position or liquidity.

Information regarding current litigation, specifically a matter previously disclosed which was resolved in May 2007, is incorporated by reference from Note 10 to the Consolidated Financial Statements, set forth in Part II, Item 8 of this report.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant's Common Equity,

Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity and Related Stockholder Matters

Ruby Tuesday, Inc. common stock is publicly traded on the New York Stock Exchange under the ticker symbol RT. The following table sets forth the reported high and low prices of our common stock and cash dividends paid thereon for each quarter during fiscal 2007 and 2006.

Fiscal Year Ended June 5, 2007				Fiscal Year Ended June 6, 2006
			Per Share				Per Share
			Cash				Cash
Quarter	High	Low	Dividends	Quarter	High	Low	Dividends
First	$27.67	$21.03	$0.25	First	$26.80	$22.14	$0.0225
Second	$29.95	$25.84	--	Second	$24.87	$20.48	--
Third	$30.80	$26.49	$0.25	Third	$29.49	$24.28	$0.0225
Fourth	$30.48	$26.43	--	Fourth	$32.98	$26.70	--

As of July 27, 2007, there were approximately 4,170 holders of record of the Company’s common stock.

During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to RTI’s shareholders. This policy has historically called for payment of semi-annual dividends of $0.0225 per share. On July 12, 2006, our Board of Directors approved a plan to increase our semi-annual dividend from $0.0225 to $0.25 per share. The payment of a dividend in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future. Additionally, our credit facilities contain certain limitations on the payment of dividends. During fiscal 2007, we declared and paid semi-annual dividends of $0.25 per share in the first and third quarters. On July 11, 2007, our Board of Directors declared a semi-annual cash dividend of $0.25 per share payable on August 7, 2007 to shareholders of record on July 23, 2007.

Issuer Purchases of Equity Securities

The following table includes information regarding purchases of our common stock made by us during the fourth quarter of the year ended June 5, 2007:

	(a)	(b)	(c)	(d)
	Total number	Average	Total number of shares	Maximum number of shares
	of shares	price paid	purchased as part of publicly	that may yet be purchased
Period	purchased (1)	per share	announced plans or programs (1)	under the plans or programs (2)

Month #1
(March 7 to April 10)	1,825,076	$29.46	1,825,076	4,471,627
Month #2
(April 11 to May 8)	1,388,700	$27.59	1,388,700	3,082,927
Month #3
(May 9 to June 5)	-	-	-	3,082,927
Total	3,213,776		3,213,776	3,082,927

(1) No shares were repurchased other than through our publicly announced repurchase programs and authorizations during the fourth quarter of our year ended June 5, 2007. These repurchase programs include shares surrendered as payment for the exercise price of options or purchase rights or in satisfaction of tax withholding obligations in connection with the Company’s stock incentive plans.

(2) On January 5, 2006, the Company's Board of Directors authorized the repurchase of an additional 6.7 million shares of Company common stock under the Company's on-going share repurchase program. On January 9, 2007, the Company’s Board of Directors authorized the repurchase of an additional 5.0 million shares of Company stock under the Company’s ongoing share repurchase program, bringing the total available for repurchase to 10.2 million shares as of that date. As of June 5, 2007, 1.9 million shares of the January 2007 authorization have been repurchased at a cost of approximately $54.2 million. The Company has repurchased all 6.7 million shares of Company common stock authorized in January 2006 at a cost of approximately $192.3 million.

Subsequent to year end, on July 11, 2007, the Board of Directors authorized the repurchase of an additional 6.5 million shares of RTI common stock, bringing the total available for repurchase to 9.6 million shares as of July 11, 2007.

Item 6. Selected Financial Data

Summary of Operations

(In thousands except per-share data)

	Fiscal Year
	2007	2006	2005	2004	2003
Revenue	$1,410,227	$1,306,240	$1,110,294	$1,041,359	$ 913,784

Income before income taxes*	$ 132,398	$ 150,958	$ 154,946	$ 170,546	$ 136,127
Provision for income taxes	40,730	49,981	52,648	60,699	47,317

Net income	$ 91,668	$ 100,977	$ 102,298	$ 109,847	$ 88,810

Earnings per share:
Basic	$ 1.60	$ 1.67	$ 1.59	$ 1.68	$ 1.39
Diluted	$ 1.59	$ 1.65	$ 1.56	$ 1.64	$ 1.36

Weighted average common and
common equivalent shares:
Basic	57,204	60,544	64,538	65,510	63,967
Diluted	57,633	61,307	65,524	67,076	65,093

Fiscal years 2003 through 2005 and fiscal 2007 each included 52 weeks. Fiscal 2006 included 53 weeks. The extra week in fiscal 2006 added $24.5 million to revenue and $0.04 to diluted earnings per share.

Other financial data:
Total assets	$1,229,856	$1,171,568	$1,074,067	$ 936,435	$ 825,890
Long-term debt and capital leases, less current
maturities	$ 512,559	$ 375,639	$ 247,222	$ 168,087	$ 207,064
Shareholders’ equity	$ 439,326	$ 527,158	$ 563,223	$ 516,531	$ 404,437
Cash dividends per share of common stock	$0.50	$0.45	$0.45	$0.45	$0.45

* During fiscal 2007, stock-based compensation of $10.2 million was recorded due to the adoption of Statement of Financial Accounting Standard No. 123R (Revised 2004), “Share-Based Payment.” This increased cost is included in the selling, general and administrative section of our fiscal 2007 Consolidated Statement of Income. Fiscal 2007 also includes a charge of $5.8 million from a loss recorded on the bankruptcy of Specialty Restaurant Group, LLC, a company that purchased 69 American Cafe and Tia’s Tex-Mex restaurants from us in fiscal 2001.

Item 7. Management's Discussion and Analysis

of Financial Condition and Results of Operations

Introduction and Overview

Ruby Tuesday, Inc. (“RTI,” the “Company,” “we” and/or “our”) owns and operates Ruby Tuesday® casual dining restaurants. We also franchise the Ruby Tuesday concept in selected domestic and international markets. As of fiscal year end, we owned and operated 680 Ruby Tuesday restaurants, located in 28 states and the District of Columbia. We also own 1% or 50% of the equity of each of 16 domestic franchisees, with the balance of the equity in these franchisees being owned by the various operators of the franchise businesses. As of year end, these franchisees, which we refer to as “franchise partnerships,” operated 154 restaurants. We have a contractual right to acquire, at predetermined valuation formulas, the remaining equity of any or all of the franchise partnerships. Our other franchisees, domestic and international, operated 99 restaurants. In total, RTI’s franchisees operate restaurants in 25 states and Puerto Rico and 13 foreign countries.

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

Our goal is to increase same-restaurant sales 3% or greater per year and to increase average restaurant volumes by $100,000 per year towards our long-term goal of $2.5 million in sales per restaurant per year. We also have strategies to invest wisely in new restaurants (which means generating both higher sales as well as higher returns) and to maintain the right capital structure to create value for our shareholders. To that end, we have begun a re-imaging initiative intended to move our brand towards a higher quality casual dining restaurant and away from the traditional bar and grill category.

Our historical performance in these areas as well as further details regarding our re-imaging are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section.

Our fiscal year ends on the first Tuesday following May 30 and, as is the case once every five or six years, we have a 53-week year. Fiscal 2006 was a 53-week year. All other years discussed throughout this MD&A section contained 52 weeks. In fiscal 2006, the 53rd week added $24.5 million to restaurant sales and operating revenue and $0.04 to diluted earnings per share in our Consolidated Statement of Income. We remind you that, in order to best obtain an understanding of the significant factors that influenced our performance during the last three fiscal years, this MD&A section should be read in conjunction with the Consolidated Financial Statements and related Notes.

References to franchise system revenue contained in this section are presented solely for the purposes of enhancing the investor's understanding of the franchise system, including franchise partnerships and traditional domestic and international franchisees. Franchise system revenue is not included in, and is not, revenue of Ruby Tuesday, Inc.

However, we believe that such information does provide the investor with a basis for a better understanding of our revenue from franchising activities, which includes royalties, and, in certain cases, support service income and equity in losses/ (earnings) of unconsolidated franchises. Franchise system revenue contained in this section is based upon or derived from information that we obtain from our franchisees in our capacity as franchisor.

Ruby Tuesday Restaurants

The table below presents the number of Ruby Tuesday concept restaurants at each fiscal year end from fiscal 2003 through fiscal 2007:

Fiscal Year	Company-Owned	Franchise	Total
2007	680	253	933
2006	629	251	880
2005	579	226	805
2004	484	252	736
2003	440	217	657

During fiscal 2007:

•	73 Company-owned Ruby Tuesday restaurants were opened or acquired, including 28 purchased from our Orlando and South Florida franchisees;
•	22 Company-owned Ruby Tuesday restaurants were sold or closed, including seven sold or leased to our St. Louis and Western Missouri franchisees; and
•

Aside from the restaurants purchased or leased from or sold to the Company, 28 (18 domestic and 10 international) franchise restaurants were opened and five (two domestic and three international) were closed.

During fiscal 2006:

•	56 Company-owned Ruby Tuesday restaurants were opened;
•	Six Company-owned Ruby Tuesday restaurants were closed; and
•	32 franchise restaurants (22 domestic and 10 international) were opened and seven (six domestic and one international) were closed.

Our franchisees entered into development agreements with us whereby they committed to open a specified number of Ruby Tuesday restaurants in their assigned territories over a specific period of time.

Restaurant Sales

Sales at Ruby Tuesday restaurants in fiscal 2007 grew 8.1% over fiscal 2006 for Company-owned restaurants and 2.8% for domestic and international franchise restaurants as explained below. The tables presented below reflect Ruby Tuesday concept sales for the last five years, and other revenue information for the last three years.

Ruby Tuesday Concept Sales (in millions):

Fiscal Year	Company-Owned (a)	Franchise (a, b)
2007	$ 1,395.2	$ 471.6
2006	1,290.5	458.7
2005	1,094.5	422.5
2004	1,023.3	454.0
2003	898.4	387.6
(a)	During fiscal 2007, 28 previously franchised Ruby Tuesday restaurants were acquired by the Company from franchisees and seven Ruby Tuesday restaurants were sold or leased to franchisees.
(b)	Includes sales of all domestic and international franchised Ruby Tuesday restaurants.

Other Revenue Information:

	2007	2006	2005
Company restaurant sales (in thousands)	$1,395,212	$1,290,509	$1,094,491
Company restaurant sales growth-percentage	8.1%	17.9%	7.0%

Franchise revenue (in thousands) (a)	$15,015	$15,731	$15,803
Franchise revenue growth-percentage	(4.6)%	(0.5)%	(12.3)%

Total revenue (in thousands)	$1,410,227	$1,306,240	$1,110,294
Total revenue growth-percentage	8.0%	17.6%	6.6%

Company same-restaurant sales growth percentage	(1.4)%	1.4%	(7.1)%

Company average restaurant volumes	$2.12 million	$2.10 million	$2.06 million
Company average restaurant volumes growth percentage	1.1%	2.0%	(7.2)%

(a)

Franchise revenue includes royalty, license and development fees paid to us by our franchisees, exclusive of support service fees of $11.3 million, $13.9 million, and $15.2 million, in fiscal years 2007, 2006, and 2005, respectively, which are recorded as an offset to selling, general and administrative expenses.

RTI’s increase in Company restaurant sales in fiscal 2007 is attributable to the net growth in number of restaurants and higher average restaurant volumes, partially offset by a decrease in same-restaurant sales and the addition of a 53rd week in the prior year. During the year, we added a net of 51 restaurants. Same-restaurant sales for Company owned restaurants decreased 1.4% in fiscal 2007. The decrease in same-restaurant sales is partially attributable to a leveling of sales growth in the casual dining segment of the restaurant industry as new restaurant growth has outpaced demand, coupled with pressures on the consumer such as rising fuel prices and higher short-term interest rates.

RTI’s increase in Company restaurant sales in fiscal 2006 is attributable to the net growth in number of restaurants, coupled with an increase in same-restaurant sales and higher average restaurant volumes and the addition of a 53rd week. Management attributes the increase in same-restaurant sales to a combination of factors, including a higher check average, driven by an improved menu with slightly higher pricing and better quality products, and a positive response to our media advertising since its introduction in the prior fiscal year.

Franchise development and license fees received are recognized when we have substantially performed all material services and the restaurant has opened for business. Franchise royalties (generally 4% of monthly sales) are recognized as franchise revenue on the accrual basis. Franchise revenue decreased 4.6% to $15.0 million in fiscal 2007 and decreased 0.5% to $15.7 million in fiscal 2006. The decrease in fiscal 2007 is due in part to the acquisition of two franchise partnership entities in the current fiscal year and temporarily reduced royalty rates for certain franchisees.

Total franchise restaurant sales are shown in the table below.

	2007	2006	2005
Franchise restaurant sales (in thousands) (a)	$471,642	$458,712	$422,505
Franchise restaurant sales growth-percentage	2.8%	8.6%	(6.9)%
(a)	Includes sales of all domestic and international franchised Ruby Tuesday restaurants.

The 2.8% increase in fiscal 2007 franchise restaurant sales is due in part to an increase in average restaurant volumes as a result of an increase in same-restaurant sales, partially offset by the acquisition of two franchise partnerships during the current year and the addition of a 53rd week in the prior year.

The 8.6% increase in fiscal 2006 franchise restaurant sales is due in part to the growth in restaurants in international and domestic markets and an increase in average restaurant volumes as a result of an increase in same-restaurant sales and impact of a 53rd week, partially offset by the acquisition of four franchise partnerships during the prior year.

Operating Profits

The following table sets forth selected restaurant operating data as a percentage of revenue for the periods indicated. All information is derived from our Consolidated Financial Statements located in Item 8 of this Annual Report.

	2007	2006	2005
Restaurant sales and operating revenue	98.9%	98.8%	98.6%
Franchise revenue	1.1	1.2	1.4
Total revenue	100.0	100.0	100.0
Operating costs and expenses:
(As a percentage of restaurant sales and operating
revenue):
Cost of merchandise	26.9	26.5	26.0
Payroll and related costs	30.9	30.9	31.1
Other restaurant operating costs	18.2	17.9	17.3
Depreciation and amortization	5.5	5.5	6.1
(As a percentage of total revenue):
Loss from Specialty Restaurant Group, LLC
bankruptcy	0.4
Selling, general and administrative, net of support
service fees	8.0	7.7	6.5
Equity in losses / (earnings) of unconsolidated
franchises	0.1	(0.1)	(0.2)
Interest expense, net	1.4	1.0	0.4
Total operating costs and expenses	90.6	88.4	86.0
Income before income taxes	9.4	11.6	14.0
Provision for income taxes	2.9	3.8	4.7
Net Income	6.5%	7.7%	9.2%

Pre-tax Income

For fiscal 2007, pre-tax profit was $132.4 million or 9.4% of total revenue, as compared to $151.0 million or 11.6% of total revenue, for fiscal 2006. The decrease is primarily due to decreases in same-restaurant sales coupled with increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of cost of merchandise, other restaurant operating costs, selling, general and administrative expenses, and interest expense, net. Other factors impacting the change in pre-tax income include the impact of the 53rd week in the prior year, the loss from the Specialty Restaurant Group, LLC (“SRG”) bankruptcy, and increased losses from our equity in earnings of unconsolidated franchises as discussed below.

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

Cost of Merchandise

Cost of merchandise, as a percentage of restaurant sales and operating revenue, increased 0.4% in fiscal 2007 primarily due to increased food and beverage costs as a result of product enhancements including items rolled out as part of our fresh program, an increase in the french fry portion size, a higher quality garden bar, and transitioning to premium wines and liquors.

Cost of merchandise, as a percentage of restaurant sales and operating revenue, increased 0.5% in fiscal 2006 primarily due to increased food costs as a result of burger enhancements such as wheat buns, whole leaf lettuce, apple-wood smoked bacon, higher quality pickles and tomatoes, and other product enhancements such as increased portion sizes, and an extended garden bar selection.

Payroll and Related Costs

Payroll and related costs remained consistent as a percentage of restaurant sales and operating revenue in fiscal 2007 with fiscal 2006 as increased wages were offset by favorable health claims experience. Wages increased in both the front and back of the house due to the addition of training manager positions in the current year, increased spending on line cooks and food runners, as well as minimum wage increases in several states.

Payroll and related costs decreased 0.2% as a percentage of restaurant sales and operating revenue in fiscal 2006 due to the leveraging of certain costs as part of the 1.4% same-restaurant sales growth, labor cost efficiencies resulting from the rollout of KDS, the implementation of additional management tools, and improved tracking of hourly employees which resulted in reduced overtime, offset by higher management labor resulting from salary increases given at the beginning of fiscal 2006 and minimum wage increases in several states in which the Company has restaurant operations.

Other Restaurant Operating Costs

Other restaurant operating costs, as a percentage of restaurant sales and operating revenue, increased 0.3% in fiscal 2007 primarily due to higher utility costs, primarily electricity, higher supplies as a result of upgraded plateware, glassware, and To Go containers, and higher building and equipment repairs. Partially offsetting these increases were decreased bad debt expenses associated with certain franchise notes receivable and decreased losses from the sale or impairment of certain properties.

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

Depreciation and Amortization

Depreciation and amortization, as a percentage of restaurant sales and operating revenue, remained consistent in fiscal 2007 with fiscal 2006 as the increase resulting from accelerated depreciation for restaurants remodeled during the current year was offset by reduced depreciation for older leased restaurants as initial leasehold improvements became fully depreciated during the current fiscal year.

Depreciation and amortization, as a percentage of restaurant sales and operating revenue, decreased 0.6% in fiscal 2006 primarily due to higher average restaurant volumes and reduced depreciation for older leased restaurants as initial leasehold improvements became fully depreciated during the current fiscal year.

Loss from Specialty Restaurant Group, LLC Bankruptcy

SRG, the Company to whom RTI sold its American Cafe and Tia’s Tex-Mex restaurants concepts in fiscal 2001, closed 20 restaurants on January 2, 2007 as well as several others earlier in fiscal 2007. SRG declared Chapter 11 bankruptcy on February 14, 2007, leading RTI to record a pre-tax charge of $5.8 million during fiscal 2007 for leases for which we have primary liability. See Note 10 to the Consolidated Financial Statements for more information regarding SRG leases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, as a percentage of total revenue, increased 0.3% in fiscal 2007. The increase is attributable to higher stock-based compensation expense as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). Stock-based compensation expense increased $10.0 million in fiscal 2007 to $10.2 million, net of amounts capitalized. This increase was partially offset by lower bonus expense.

Selling, general and administrative expenses, as a percentage of total revenue, increased 1.2% in fiscal 2006. The increase is attributable to higher advertising expense as the Company began utilizing cable television advertising at the beginning of fiscal 2006 in addition to its previous network television advertising. In addition, the Company began sponsoring certain events as part of its overall marketing strategy during fiscal 2006. Advertising costs increased $20.7 million in fiscal 2006 to $45.6 million, net of franchise marketing reimbursements. Bonus expense was also higher in fiscal 2006 due to a higher attainment of Company performance goals. These increases were partially offset by lower training payroll due to lower management turnover and efficiencies created by our Kitchen Display System, and lower supervisor labor due to leveraging of higher sales volumes.

Equity in Losses/(Earnings) of Unconsolidated Franchises

For fiscal 2007, our equity in the losses of unconsolidated franchisees was a $1.3 million loss as compared to a $0.9 million income in fiscal 2006, the change primarily due to the acquisition of the Orlando franchise in the first quarter of fiscal 2007, coupled with increased losses associated with certain 50%-owned franchises due in part to same-restaurant sales declines of certain franchisees, primarily in the fourth fiscal quarter, coupled with higher interest expense due to increased debt associated with new restaurant openings and restaurant acquisitions from RTI and higher hourly labor costs as a result of minimum wage increases.

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

Net Interest Expense

Net interest expense increased $7.3 million in fiscal 2007 primarily due to higher debt outstanding resulting from the Company acquiring 7.1 million shares of its stock during the year under our on-going share repurchase program. In addition, the increase is attributable to the acquisition of two franchise entities during the current fiscal year, which resulted in more interest expense due to additional assumed debt.

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

Provision for Income Taxes

Our effective tax rate for fiscal 2007 was 30.8%, down from 33.1% in fiscal 2006. The change in the effective rate was primarily due to higher tax credits partially as a result of increased Work Opportunity Tax Credits. These credits coupled with lower pre-tax income resulted in our already increased tax credits having a greater impact on the overall tax rate.

Our effective tax rate for fiscal 2006 was 33.1%, down from 34.0% in fiscal 2005. The change in the effective rate was primarily due to higher tax credits coupled with lower pre-tax income.

Liquidity and Capital Resources

RTI’s cash from operations and excess borrowing capacity allow us to pursue our growth strategies and targeted capital structure. Accordingly, we have established certain well-defined priorities for our operating cash flow:

•	Invest with a focus on getting more from existing assets;
•	Invest wisely and prudently in new restaurants with a focus on achieving average restaurant volumes on new restaurants of $2.5 million or more;
•	Continue to make investments in our team members in order to provide superior guest and team satisfaction; and
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

	2007	2006	2005
Net cash provided by operating activities	$184,662	$191,697	$184,534
Net cash used by investing activities	(114,575)	(169,745)	(169,470)
Net cash used by financing activities	(66,560)	(19,374)	(14,762)

Net increase in cash and short-term investments	$3,527	$2,578	$302

We require capital principally for new restaurant construction, investments in technology, equipment, remodeling of existing restaurants, and on occasion for acquisitions of franchisees. We also require capital to pay dividends to our common stockholders and to repurchase our common stock.

Property and equipment expenditures purchased with internally generated cash flows for fiscal 2007, 2006, and 2005 were $125.8 million, $171.6 million, and $162.4 million, respectively. In addition during fiscal 2007, we spent $4.7 million, plus assumed debt, to acquire, directly and through our subsidiaries, the remaining member or limited partnership interests of two franchise partnerships, RT Orlando and RT South Florida. These acquisitions added 28 restaurants to the Company. Shortly after the end of fiscal 2007, we acquired the remaining partnership interests of RT West Palm Beach LP (“RT West Palm Beach”). Further acquisitions, particularly from franchisees in the eastern United States, may occur either during fiscal 2008 or thereafter.

Capital expenditures for fiscal 2008, exclusive of reimaging costs, are budgeted to be approximately $70.0 to $75.0 million based on our expectation that we will open approximately 20 to 25 Company-owned restaurants in fiscal 2007. In addition, we have budgeted $65.0 to $75.0 million to reimage our existing restaurants. We intend to fund capital expenditures for Company-owned restaurants with cash provided by operations. We will spend $1.7 million, plus assume debt, as discussed above to acquire RT West Palm Beach, which had been a franchise partnership. See “Special Note Regarding Forward-Looking Information” below.

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

At June 5, 2007, we had borrowings of $347.0 million outstanding under the Credit Facility with an associated floating rate of 5.95%. After consideration of letters of credit outstanding, the Company had $133.4 million available under the Credit Facility as of June 5, 2007. At June 6, 2006, we had borrowings of $212.8 million outstanding under the Credit Facility with an associated floating rate of 6.02%.

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

During fiscal 2008, we expect to fund operations, capital expansion, any repurchase of common stock or purchase of franchise partnership equity, and the payment of dividends from operating cash flows, our Credit Facility, and operating leases. See "Special Note Regarding Forward-Looking Information" below.

Share Repurchases

From time to time our Board of Directors has authorized the repurchase of shares of our common stock as a means to return excess capital to our shareholders. The timing, price, quantity and manner of the purchases can be made at the discretion of management, depending upon market conditions. During fiscal 2007 we repurchased 7.1 million shares at an average price of $28.68 per share. Current year repurchases completed an authorization made in January 2006. In January 2007, the Board of Directors authorized the repurchase of 5.0 million shares. During the remainder of fiscal 2007, 1.9 million of those shares were repurchased. Subsequent to year end, on July 11, 2007, our Board of

Directors authorized the repurchase of an additional 6.5 million shares of RTI common stock, bringing the total available for repurchase to 9.6 million shares as of July 11, 2007.

Significant Contractual Obligations and Commercial Commitments

Long-term financial obligations were as follows as of June 5, 2007 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Notes payable and other long-term debt, including
current maturities (a)	$ 17,338	$ 1,779	$ 3,667	$ 3,641	$ 8,251
Revolving credit facility (a)	347,000			347,000
Unsecured senior notes (Series A and B) (a)	150,000		85,000		65,000
Interest (b)	41,655	8,663	17,004	8,580	7,408
Operating leases (c)	432,825	44,876	79,435	65,199	243,315
Purchase obligations (d)	176,103	97,594	39,735	32,281	6,493
Pension obligations (e)	30,589	1,984	4,037	5,371	19,197
Total	$1,195,510	$ 154,896	$ 228,878	$ 462,072	$ 349,664

(a)	See Note 6 to the Consolidated Financial Statements for more information.
(b)

Amounts represent contractual interest payments on our fixed-rate debt instruments. Interest payments on our variable-rate revolving credit facility and variable-rate notes payable with balances of $347.0 million and $3.7 million, respectively, as of June 5, 2007 have been excluded from the amounts shown above, primarily because the balance outstanding under our revolving credit facility, described further in Note 6 of the Consolidated Financial Statements, fluctuates daily.

(c)

This amount includes operating leases totaling $24.6 million for which sublease income of $24.6 million from franchisees or others is expected. See Note 5 to the Consolidated Financial Statements for more information.

(d)	The amounts for purchase obligations include commitments for food items and supplies, construction projects, and other miscellaneous commitments.
(e)	See Note 8 to the Consolidated Financial Statements for more information.

Commercial commitments were as follows as of June 5, 2007 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Letters of credit (a)	$ 19,681	$ 19,646	$ 35	$	$
Franchise loan guarantees (a)	31,346	30,455	163	394	334
Divestiture guarantees	8,963	192	396	419	7,956
Total	$ 59,990	$ 50,293	$ 594	$ 813	$ 8,290
(a)

Includes a $6.8 million letter of credit which secures franchisees’ borrowings for construction of restaurants being financed under a franchise loan facility. The franchise loan guarantees totaling $31.3 million also shown in the table exclude the guarantee of $6.8 million for construction to date on the restaurants being financed under the facility.

See Note 10 to the Consolidated Financial Statements for more information.

Our working capital deficiency and current ratio as of June 5, 2007 were $23.3 million and 0.8:1, respectively. As is common in the restaurant industry, we carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset) and receivable and inventory levels are generally not significant.

Off-Balance Sheet Arrangements

Franchise Partnership Guarantees

Since 1998, our franchise partnerships have been offered a credit facility for which we provide a partial guarantee. The current credit facility, which has been negotiated with various lenders, is a $48.0 million credit facility to assist franchise partnerships with working capital and operational cash flow requirements. As discussed in Note 10 to the Consolidated Financial Statements, on September 8, 2006 we entered into an amendment of this credit facility which extended the term for an additional five years to October 5, 2011. As sponsor of the credit facility, we serve as partial guarantor of the draws made on this revolving line of credit. Although the credit facility allows for individual franchise partnership loan commitments to the end of the credit facility term, all current commitments are for 12 months. If desired, RTI can increase the amount of the facility by up to $25 million (to a total of $73 million) or, reduce the amount of the facility. The amount guaranteed under this program totaled $30.4 million as of June 5, 2007.

Prior to July 1, 2004, RTI also had an arrangement with a third party lender whereby we could choose, in our sole discretion, to partially guarantee specific loans for new franchisee restaurant development (the “Cancelled Facility”). On July 1, 2004, RTI terminated the Cancelled Facility and notified this third party lender that it would no longer enter into additional guarantee arrangements. RTI will honor the partial guarantees of the three loans to franchise partnerships that were in existence as of the termination of the Credit Facility. Should payments be required under the Cancelled Facility, RTI has certain rights to acquire the operating restaurants after the third party debt is paid. This program had remaining outstanding guarantees of $0.9 million at June 5, 2007.

Also in July 2004, RTI entered into a new program, similar to the Cancelled Facility, with a different third party lender (the “Franchise Development Facility”). Under the Franchise Development Facility, the Company’s potential guarantee liability was reduced, and the program included better terms and lower rates for the franchise partnerships as compared to the Cancelled Facility. The Franchise Development Facility expired on July 1, 2007, although the guarantees outstanding at that time survived the expiration of the arrangement. RTI had a guarantee of $6.8 million outstanding under this program as of June 5, 2007.

As consideration for providing these guarantees, we received $1.2 million in fiscal 2007 and $1.0 million in fiscal 2006.

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

As of June 5, 2007, RTI remains primarily liable for two Tia’s leases, which have remaining cash payments due of approximately $1.5 million, and contingently liable for five other Tia’s leases, which have remaining cash payments of approximately $2.9 million. RTI has recorded an estimated liability of $1.0 million based on the unsettled Tia’s claims made to date. An additional $0.2 million is recorded as of June 5, 2007 within our liability for deferred escalating minimum rents for RTI leases sub-leased by SRG to Tia’s.

During fiscal 2006, RTI learned that SRG had defaulted on, or was late at least once in paying monthly rent on, a number of its restaurant leases for which RTI has primary liability. On January 2, 2007, SRG closed 20 restaurants, 14 of which were located on properties sub-leased from RTI. Four other SRG restaurants were closed in calendar 2006. SRG filed for Chapter 11 bankruptcy on February 14, 2007.

As of June 5, 2007, RTI had $0.6 million recorded within our liability for deferred escalating minimum rents for 12 SRG leases for which we remain primarily liable. These 12 SRG leases include nine restaurants closed within fiscal 2007 and three restaurants scheduled by SRG to remain open at the current time. Scheduled cash payments for rent remaining on these leases at June 5, 2007 totaled $4.4 million and $0.5 million, respectively. Because many of these restaurants were located in malls, RTI may be liable for other charges such as common area maintenance and property taxes. In addition to the scheduled remaining payments, we believe SRG to be $0.9 million behind in rent and related payments on RTI leases as of June 5, 2007.

Following the closing of the 20 SRG restaurants in January 2007, RTI performed an analysis of the now-closed properties in order to estimate the lease liability to be incurred from the closings. Based upon the analysis performed, a charge of $5.8 million was recorded during the fiscal quarter ended March 6, 2007.

In addition to the $0.6 million liability for deferred escalating minimum rent discussed above, as of June 5, 2007, RTI has recorded an estimated liability of $3.7 million based on the nine SRG unsettled claims to date. One of the remaining leases was settled shortly after year-end for $0.3 million, which equals the amount recorded at June 5, 2007.

See Note 10 to the Consolidated Financial Statements for more information.

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

On October 29, 2003, Piccadilly filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court in Fort Lauderdale, Florida. In addition, on March 4, 2004, Piccadilly withdrew as a sponsor of the Retirement Plan with the approval of the bankruptcy court. As a result of the Piccadilly bankruptcy, the amounts we expect to pay represent 50% of the total amounts due as we expect to share liabilities equally with MHC, which is also contingently liable.

Since fiscal 2004, we have recorded within our pension liabilities amounts we believe sufficient to reflect the divestiture guarantees for which MFC was originally responsible under the divestiture guarantee agreements. These amounts were determined in consultation with the plans’ actuary, and assumed no recovery from the bankruptcy proceeding. As of June 5, 2007, we have received three partial settlements of the Piccadilly bankruptcy, $0.3 million in both December 2006 and 2005, and $1.0 million in December 2004. We hope to recover further amounts upon final settlement of the bankruptcy. The actual amount we may be ultimately required to pay could be lower if there is any further recovery in the bankruptcy proceeding, or could be higher if more valid participants are identified or if actuarial assumptions are ultimately proven inaccurate. See “Special Note Regarding Forward-Looking Information” below.

Our contingent liability relative to MHC is estimated to be $6.0 million at June 5, 2007, and includes MHC’s 50% share of the Piccadilly employee benefit plan liability, along with the amounts for which we would be liable relative to the employees of MHC. We currently do not anticipate having to pay any amounts on behalf of MHC due to our perception of MHC’s financial strength and accordingly no amounts have been recorded relative to our MHC contingent liability.

We have an employment agreement with Samuel E. Beall, III, whereby he has agreed to serve as Chief Executive Officer of the Company until June 18, 2010. In accordance with the agreement, Mr. Beall is compensated at a base salary (adjusted annually based on various Company or market factors) and is entitled to an annual bonus opportunity and a long-term incentive compensation program, which currently includes stock option and restricted stock grants and life insurance coverage. The employment agreement also provides for certain severance payments to be made in the event of a termination other than for cause, or a change in control, the circumstances of which are defined in the agreement. As of June 5, 2007, the total of the potential liability for severance payments with regard to the employment agreement was approximately $8.0 million.

Pension Plans Funded Status

As discussed further in Notes 1 and 8 to the Consolidated Financial Statements, we adopted SFAS 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R,” effective with our June 5, 2007 financial statements.

As previously mentioned, RTI, and previously MHC, is a sponsor of the Retirement Plan. The Retirement Plan had been established by the Company, at a time when our name was Morrison Restaurants Inc. (“Morrison”), to provide retirement benefits to qualifying employees of Morrison. Under the Retirement Plan, participants are entitled to receive benefits based upon salary and length of service. The Retirement Plan was amended as of December 31, 1987, so that no additional benefits will accrue and no new participants will enter the Retirement Plan after that date.

Assets and obligations attributable to MHC participants, as well as participants formerly with MFC, who were allocated to Compass following Piccadilly’s bankruptcy, were spun out of the Retirement Plan effective June 30, 2006. Following Compass’s withdrawal, RTI remained the sole sponsor of the Retirement Plan.

Our total contributions to the Retirement Plan approximated $1.7 million, $0.7 million, and $2.0 million, in fiscal 2007, 2006, and 2005, respectively. RTI contributions to the Retirement Plan for fiscal 2008 are projected to be $0.4 million.

RTI also sponsors two additional pension plans, the Executive Supplemental Pension Plan and the Management Retirement Plan. Although these plans are legally considered to be unfunded, the Company does provide a source for the payment of benefits under these two plans in the form of Company-owned life insurance policies. The cash value of these policies was $26.9 million at June 5, 2007. The Management Retirement Plan was amended effective June 1, 2001 such that no additional benefits would accrue and no new participants may enter the plan after that date. As of our March 31, 2007 measurement date, RTI’s three pension plans had a total projected benefit obligation (“PBO”) of $39.0 million and an accumulated benefit obligation (“ABO”) of $37.2 million. The combined fair value of plan assets as of the end of fiscal 2007, including the Company-owned life insurance policies mentioned above was approximately $36.9 million. As a result of the underfunded status of the three plans relative to the combined PBO and the adoption of SFAS 158, we have recorded a $10.0 million reduction to shareholders’ equity (net of tax of $6.6 million) as of June 5, 2007.

The PBO and ABO reflect the actuarial present value of all benefits earned to date by employees. The PBO incorporates assumptions as to future compensation levels while the ABO reflects only current compensation levels. Due to the relatively long time period over which benefits earned to date are expected to be paid, our PBO and ABO are highly sensitive to changes in discount rates. We measured our PBO and ABO using a discount rate of 6.00% at both March 31, 2007 and March 31, 2006.

We believe our assumption of the expected rate of return on plan assets to be appropriate given the composition of plan assets and historical market returns thereon. We will continue to use the 8.0% expected rate of return on plan assets assumption for the determination of pension expense in fiscal 2008.

Assuming no further recoveries from the Piccadilly bankruptcy, we expect pension expense to increase by $0.2 million in fiscal 2008.

During 2006, Congress passed the Pension Protection Act of 2006 (the “Act”) with the stated purpose of improving the funding of American’s private pension plans. The Act introduces new funding requirements for qualified defined benefit pension plans, introduces benefit limitations for certain under-funded plans and raises tax deduction limits for contributions. The Act applies to pension plan years beginning after December 31, 2007. We have preliminarily reviewed the provisions of the Act to determine the impact to the Company. Required funding for the Retirement Plan under the Act will be dependent upon many factors including our future funded status as well as discretionary contributions we may choose to make. Based upon this preliminary review as well as the current funded status of the Retirement Plan relative to our level of annual operating cash flows, we do not believe that required contributions under the Act would materially impact our operating cash flows in any one given year.

Additonally, we do not believe that the underfunded status of all three of our RTI pension plans will materially affect our financial position or cash flows in fiscal 2008 or in future years. We have included known and expected increases in our pension expense as well as future expected plan contributions in our annual budgets and outlook. See “Special Note Regarding Forward-Looking Information” below.

Dividends

During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to RTI's shareholders. This policy has historically called for payment of semi-annual dividends of $0.0225 per share. On July 12, 2006, our Board of Directors approved a plan to increase our semi-annual dividend from $0.0225 to $0.25 per share. In accordance with this policy, we paid dividends of $29.1 million in fiscal 2007. The payment of a dividend in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future. Additionally, our credit facilities contain certain limitations on the payment of dividends. See "Special Note Regarding Forward-Looking Information" below.

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

Share-based Employee Compensation

Beginning in the first quarter of fiscal 2007, we account for share-based compensation in accordance with SFAS 123(R). As required by SFAS 123(R), share-based compensation expense is estimated for equity awards at fair value at the grant date. We determine the fair value of equity awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires various highly judgmental assumptions including the expected dividend yield, stock price volatility and life of the award. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. See Notes 1 and 9 to the Consolidated Financial Statements for further discussion of share-based employee compensation.

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

Restaurants open for less than five quarters are considered new and are excluded from our impairment review. We believe this approach provides sufficient time to establish the presence of the restaurant in the market and build a customer base. Approximately 8% of our restaurants have been open for less than five quarters and have not been evaluated for potential impairment.

If a restaurant that has been open for at least five quarters shows negative cash flow results, we prepare a plan to reverse the negative performance. Under our policies, recurring or projected annual negative cash flow signals a potential impairment. Both qualitative and quantitative information are considered when evaluating for potential impairments.

At June 5, 2007, we had six restaurants that had been open more than five quarters with rolling 12-month negative cash flows. Of these six restaurants, one had previously been impaired to salvage value and was closed subsequent to our fiscal year end. We reviewed the plans to improve cash flows at each of the other five restaurants and concluded that no impairment existed as of June 5, 2007. The combined 12-month cash flow loss at these five restaurants for which no impairment had previously been recognized, was approximately $0.3 million. Should sales at these restaurants not improve within a reasonable period of time, further impairment charges are possible. Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs, salvage value, and sublease income. Accordingly, actual results could vary significantly from our estimates.

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

Based on the results of this analysis, the allowance for doubtful notes is adjusted as appropriate. No portion of the allowance for doubtful notes is allocated to guarantees. In the event that collection is deemed to be an issue, a number of actions to resolve the issue are possible, including modification to the terms of payment of franchise fees or note obligations or a restructuring of the borrower’s debt to better position the borrower to fulfill its obligations.

At June 5, 2007 the allowance for doubtful notes was $5.4 million. Included in the allowance for doubtful notes is $3.5 million allocated to the $10.5 million of debt due from five franchisees that, for the most recent reporting period, have either reported coverage ratios below the required levels with certain of their third party debt, or reported ratios above the required levels but for an insufficient amount of time. With the exception of amounts borrowed under one current and two former credit facilities for franchise partnerships (see Note 10 to the Consolidated Financial Statements for more information), the third party debt referred to above is not guaranteed by RTI.  The Company believes that payments are being made by these franchisees in accordance with the terms of these debts.

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

Income Tax Valuation Allowances and Tax Accruals

We record deferred tax assets for various items. As of June 5, 2007, we have concluded that it is more likely than not that the future tax deductions attributable to our deferred tax assets will be realized and therefore no valuation allowance has been recorded.

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

Recently Issued Accounting Standards Not Yet Adopted

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. This guidance is effective for periods beginning after December 15, 2006 (fiscal 2008 for RTI). The Company presents sales taxes collected from customers on a net basis. The Company does not expect the adoption of EITF 06-3 to impact our method for presenting sales taxes in our Consolidated Financial Statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

FIN 48 is effective for fiscal years beginning after December 15, 2006 (fiscal 2008 for RTI), with early adoption permitted. We do not believe the adoption of FIN 48 will have a significant impact on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal 2009 for RTI), and interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this statement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (fiscal 2009 for RTI). The Company is currently assessing the impact of the adoption of this Statement.

In March 2007, the FASB ratified the consensus reached by the EITF on Issue No. 06-10 (“EITF 06-10”), “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements”. EITF 06-10 provides guidance on an employers’ recognition of a liability and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods and the asset in collateral assignment split-dollar life insurance arrangements. The effective date of EITF 06-10 is for fiscal years beginning after December 15, 2007 (fiscal 2009 for RTI). We are currently evaluating the impact of EITF 06-10 on our Consolidated Financial Statements.

In June 2007, the FASB ratified the consensus reached by the EITF on Issue No. 06-11 (“EITF 06-11”), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires that the tax benefit related to dividend or dividend equivalents paid on equity-classified awards, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007, and we expect to adopt the provisions of EITF 06-11 beginning in the first quarter of fiscal 2009. We are currently evaluating the impact of EITF 06-11 on our Consolidated Financial Statements.

Known Events, Uncertainties and Trends

Financial Strategy and Stock Repurchase Plan

Our financial strategy is to utilize a prudent amount of debt, including operating leases, letters of credit, and any guarantees, to minimize the weighted average cost of capital while allowing financial flexibility and maintaining the equivalent of an investment-grade bond rating. This strategy periodically allows us to repurchase RTI common stock. During the year ended June 5, 2007, we repurchased 7.1 million shares of RTI common stock for a total purchase price of $203.3 million. The total number of remaining shares authorized to be repurchased, as of June 5, 2007, is approximately 3.1 million. This amount reflects a 5.0 million share repurchase authorization approved by our Board of Directors on January 9, 2007 but does not reflect a 6.5 million share repurchase authorization approved by our Board of Directors subsequent to year end, on July 11, 2007. To the extent not funded with cash from operating activities and proceeds from

Franchising and Development Agreements

Our agreements with franchise partnerships allow us to purchase an additional 49% equity interest for a specified price. We have chosen to exercise that option in situations in which we expect to earn a return similar to or better than that which we expect when we invest in new restaurants. During fiscal 2007 and 2006, we did not exercise our right to acquire an additional 49% equity interest in any franchise partnerships. We currently have a 1% ownership in seven of our 16 franchise partnerships which collectively operated 48 Ruby Tuesday restaurants at June 5, 2007.

On June 13, 2007, we transferred our 49% interest in the RT Michigan Franchise, LLC (“RT Michigan”) franchise partnership, which operated 14 Ruby Tuesday restaurants as of June 5, 2007, to the franchisee for no consideration. Equity method losses recorded by the Company attributable to this franchisee totaled $0.4 million in fiscal 2007.

Our franchise agreements with the franchise partnerships allow us to purchase all remaining equity interests beyond the 1% or 50% we already own, for an amount to be calculated based upon a predetermined valuation formula. On

June 6, 2007, we acquired the remaining 50% partnership interests of RT West Palm Beach, bringing our equity interest in that franchise to 100%. At the time of acquisition RT West Palm Beach operated 11 Ruby Tuesday restaurants.

We may choose to sell existing restaurants or exercise our rights to acquire an additional equity interest in franchise partnerships in fiscal 2008 and beyond. See "Special Note Regarding Forward-Looking Information" below.

Fiscal Year

RTI’s fiscal 2008 will contain 52 weeks and end on June 3, 2008. Fiscal year 2007 contained 52 weeks, while fiscal year 2006 contained 53 weeks.

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

Special Note Regarding Forward-Looking Information

The foregoing section contains various “forward-looking statements,” which represent the Company’s expectations or beliefs concerning future events, including one or more of the following:  future financial performance and restaurant growth (both Company-owned and franchised), future capital expenditures, future borrowings and repayment of debt, payment of dividends, stock repurchases, and restaurant and franchise acquisitions and re-franchises. The Company cautions the reader that a number of important factors and uncertainties could, individually or in the aggregate, cause actual results to differ materially from those included in the forward-looking statements, including, without limitation, the following: changes in promotional, couponing and advertising strategies; guests’ acceptance of changes in menu items; changes in our guests’ disposable income; consumer spending trends and habits; mall-traffic trends; increased competition in the restaurant market; weather conditions in the regions in which Company-owned and franchised restaurants are operated; guests’ acceptance of the Company’s development prototypes and remodeled restaurants; laws and regulations affecting labor and employee benefit costs, including potential further increases in federally mandated minimum wage; costs and availability of food and beverage inventory; the Company’s ability to attract qualified managers, franchisees and team members; changes in the availability and cost of capital; impact of adoption of new accounting standards; impact of food-borne illnesses resulting from an outbreak at either Ruby Tuesday or other restaurant concepts; effects of actual or threatened future terrorist attacks in the United States; significant fluctuations in energy prices; and general economic conditions.

Item 7A. Quantitative and Qualitative

Disclosure About Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices.  The interest rate charged on our Credit Facility can vary based on the interest rate option we choose to utilize.  Our options for the rate are the Base Rate or LIBO Rate plus an applicable margin.  The Base Rate is defined to be the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.5%.  The applicable margin for the LIBO Rate-based option is a percentage ranging from 0.5% to 1.0%.  As of June 5, 2007, the total amount of outstanding debt subject to interest rate fluctuations was $350.7 million.  A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of $3.5 million per year, assuming a consistent capital structure.

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

Item 8. Financial Statements and Supplementary Data

Ruby Tuesday, Inc. and Subsidiaries

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Financial Statements
Consolidated Statements of Income
(In thousands, except per-share data)

	For the Fiscal Year Ended
	June 5,	June 6,	May 31,
	2007	2006	2005

Revenue:
Restaurant sales and operating revenue	$ 1,395,212	$ 1,290,509	$ 1,094,491
Franchise revenue	15,015	15,731	15,803
	1,410,227	1,306,240	1,110,294

Operating costs and expenses:
Cost of merchandise	375,836	342,604	284,424
Payroll and related costs	431,456	398,636	340,895
Other restaurant operating costs	253,462	230,887	189,181
Depreciation and amortization.	77,351	71,056	66,746
Loss from Specialty Restaurant Group, LLC bankruptcy	5,812
Selling, general and administrative, net of support service
fee income totaling $11,326 in 2007, $13,918 in 2006
and $15,190 in 2005	112,619	100,340	72,489
Equity in losses / (earnings) of unconsolidated franchises	1,328	(948)	(2,729)
Interest expense, net of interest income totaling
$2,492 in 2007, $3,102 in 2006 and $3,843 in 2005	19,965	12,707	4,342
	1,277,829	1,155,282	955,348

Income before income taxes	132,398	150,958	154,946
Provision for income taxes	40,730	49,981	52,648

Net income	$ 91,668	$ 100,977	$ 102,298

Earnings per share:
Basic	$ 1.60	$ 1.67	$ 1.59
Diluted	$ 1.59	$ 1.65	$ 1.56

Weighted average shares:
Basic	57,204	60,512	64,538
Diluted	57,633	61,307	65,524

The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per-share data)

	June 5, 2007	June 6, 2006
Assets:
Current assets:
Cash and short-term investments	$ 25,892	$ 22,365
Accounts and notes receivable, net	14,773	12,020
Inventories:
Merchandise	11,825	10,127
China, silver and supplies	8,207	7,301
Income tax receivable		374
Deferred income taxes	4,839	2,343
Prepaid rent and other expenses	14,542	10,977
Assets held for sale	20,368	12,833
Total current assets	100,446	78,340

Property and equipment, net	1,033,336	984,127
Goodwill	16,935	17,017
Notes receivable, net	9,212	21,009
Other assets	69,927	71,075
Total assets	$ 1,229,856	$ 1,171,568

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$ 39,435	$ 39,614
Accrued liabilities:
Taxes, other than income taxes	19,986	19,987
Payroll and related costs	8,740	15,739
Insurance	13,525	6,202
Deferred revenue – gift cards	8,578	6,537
Rent and other	25,985	18,458
Current maturities of long-term debt, including capital leases	1,779	1,461
Income tax payable	5,730
Total current liabilities	123,758	107,998

Long-term debt and capital leases, less current maturities	512,559	375,639
Deferred income taxes	37,107	49,727
Deferred escalating minimum rent	39,824	37,535
Other deferred liabilities	77,282	73,511
Total liabilities	790,530	644,410

Commitments and contingencies (Note 10)

Shareholders’ equity:
Common stock, $0.01 par value; (authorized: 100,000 shares;
issued: 2007 – 53,240 shares, 2006 – 58,191 shares)	532	582
Capital in excess of par value	2,246	7,012
Retained earnings	446,584	527,672
Deferred compensation liability payable in Company stock	3,861	4,428
Unearned compensation		(871)
Company stock held by Deferred Compensation Plan	(3,861)	(4,428)
Accumulated other comprehensive loss	(10,036)	(7,237)
	439,326	527,158
Total liabilities and shareholders' equity	$ 1,229,856	$ 1,171,568

The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
and Comprehensive Income
(In thousands, except per-share data)
							Company Stock
							Held by the	Accumulated
	Common Stock		Capital In		Deferred		Deferred	Other	Total
	Issued		Excess of	Retained	Compensation	Unearned	Compensation	Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Liability	Compensation	Plan	Loss	Equity

Balance, June 1, 2004	65,549	$655	$16,455	$508,323	$4,821	$-	$(4,821)	$(8,902)	$516,531
Net income				102,298					102,298
Minimum pension
liability adjustment,
net of taxes of $108								164	164
Comprehensive income									102,462
Shares issued under stock
bonus and stock option plans	633	6	11,404						11,410
Cash dividends of 4.5¢
per common share				(2,915)					(2,915)
Stock repurchases	(2,495)	(24)	(26,350)	(37,891)					(64,265)
Changes in Deferred
Compensation Plan					282		(282)		0
Balance, May 31, 2005	63,687	637	1,509	569,815	5,103	-	(5,103)	(8,738)	563,223
Net income				100,977					100,977
Minimum pension
liability adjustment,
net of taxes of $988								1,501	1,501
Comprehensive income									102,478
Issuance of restricted stock	50		1,057			(1,057)			0
Amortization of restricted
Stock						186			186
Shares issued under stock
bonus and stock option plans	2,293	23	53,374						53,397
Cash dividends of 4.5¢
per common share				(2,742)					(2,742)
Stock repurchases	(7,839)	(78)	(48,928)	(140,378)					(189,384)
Changes in Deferred
Compensation Plan					(675)		675		0
Balance, June 6, 2006	58,191	582	7,012	527,672	4,428	(871)	(4,428)	(7,237)	527,158
Net income				91,668					91,668
Minimum pension
liability adjustment,
net of taxes of $31								47	47
Comprehensive income									91,715
Adjustment to initially apply
SFAS 158, net of taxes of
$1,873								(2,846)	(2,846)
Issuance of restricted stock	267	2	(2)						0
Reclassification for adoption of
SFAS 123(R)			(871)			871			0
Stock-based compensation			10,231						10,231
Shares issued under stock
bonus and stock option plans	1,871	19	45,472						45,491
Cash dividends of $0.50
per common share				(29,147)					(29,147)
Stock repurchases	(7,089)	(71)	(59,596)	(143,609)					(203,276)
Changes in Deferred
Compensation Plan					(567)		567		0
Balance, June 5, 2007	53,240	$532	$2,246	$446,584	$3,861	$-	$(3,861)	$(10,036)	$439,326

The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the Fiscal Year Ended
	June 5, 2007	June 6, 2006	May 31, 2005
Operating activities:
Net income	$ 91,668	$ 100,977	$ 102,298
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	77,351	71,056	66,746
Amortization of intangibles	437	385	126
Provision for bad debts	(197)	2,046	632
Deferred income taxes	(13,274)	(1,939)	5,641
Loss/(gain) on disposition of assets, net of impairments	478	3,141	(729)
Equity in losses/(earnings) of unconsolidated franchises	1,328	(948)
Share-based compensation expense	10,177
Distributions received from unconsolidated franchises	914	1,127	1,734
Income tax benefit from exercise of stock options		8,137	3,463
Excess tax benefits from share-based compensation	(5,540)
Amortization of unearned compensation		186
Other	18	60	72
Changes in operating assets and liabilities:
Receivables	10,500	(1,172)	9,645
Inventories	(1,797)	(440)	(2,121)
Income tax receivable	11,516	(543)	3,110
Prepaid and other assets	(3,614)	30	(5,383)
Accounts payable, accrued and other liabilities	4,697	9,594	2,029
Net cash provided by operating activities	184,662	191,697	184,534

Investing activities:
Purchases of property and equipment	(125,827)	(171,640)	(162,366)
Acquisition of franchise entities	(4,669)		(8,231)
Proceeds from disposal of assets	17,289	4,387	3,592
Insurance proceeds from property claims	2,852	1,089
Other, net	(4,220)	(3,581)	(2,465)
Net cash used by investing activities	(114,575)	(169,745)	(169,470)

Financing activities:
Proceeds from long-term debt	156,400	140,700	92,600
Principal payments on long-term debt	(35,316)	(13,148)	(48,059)
Proceeds from issuance of stock, including treasury stock	39,951	45,200	7,877
Excess tax benefits from share-based compensation	5,540
Stock repurchases	(203,276)	(189,384)	(64,265)
Dividends paid	(29,147)	(2,742)	(2,915)
Other, net	(712)
Net cash used by financing activities	(66,560)	(19,374)	(14,762)

Increase in cash and short-term investments
Cash and short-term investments:	3,527	2,578	302
Beginning of year
End of year	22,365	19,787	19,485
	$ 25,892	$ 22,365	$ 19,787
Supplemental disclosure of cash flow information-
Cash paid for:
Interest, net of amount capitalized	$ 21,288	$ 15,542	$ 8,063
Income taxes, net	$ 44,767	$ 46,058	$ 41,241
Significant non-cash investing and financing activities-
Restricted stock awards		$ 1,057
Retirement of fully depreciated assets	$ 2,350	$ 1,538
Reclassification of properties to assets held for sale or receivables		$ 12,233	$ 3,773
Assumption of debt and capital leases related to franchise
partnership acquisitions	$ 16,154		$ 36,248
Liability for claim settlements and insurance receivables	$ 5,496

The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Description of Business and Principles of Consolidation

Ruby Tuesday, Inc. including its wholly-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”) develops, operates and franchises casual dining restaurants in the United States, Puerto Rico, and 13 other countries and regions under the Ruby Tuesday® brand. At June 5, 2007, we owned and operated 680 restaurants concentrated primarily in the Northeast, Southeast, Mid-Atlantic and Midwest of the United States. As of fiscal year end, there were 253 domestic and international franchise restaurants located in 25 states outside the Company’s existing core markets (primarily the Western United States and portions of the Midwest and Northeast) and in the Asia Pacific Region, India, Kuwait, Saudi Arabia, Puerto Rico, Canada, Mexico, Iceland, Eastern Europe, and Central and South America.

RTI consolidates its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Equity Method Accounting

“Franchise partnerships” as used throughout the Notes to Consolidated Financial Statements refer to the Company’s 16 domestic franchisees in which the Company owns 1% or 50% of the equity of each such franchisee. We apply the equity method of accounting to our nine 50%-owned franchise partnerships. Accordingly, we recognize our pro rata share of the earnings or losses of the franchise partnerships in the Consolidated Statements of Income when reported by those franchisees. The cost method of accounting is applied to all 1%-owned franchise partnerships.

As of June 5, 2007, we were the franchisor of 154 franchise partnership restaurants and 99 traditional domestic and international franchise restaurants. Based on an analysis prepared using financial information obtained from each of the franchise entities, we concluded that, for all periods presented, we were not required to consolidate any of the franchise entities under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46R”). This conclusion was based on our determination that the franchise entities met the criteria to be considered “businesses”, and therefore were not subject to consolidation due to the “business scope exception” of FIN 46R.

A further description of our franchise programs is provided in Note 2 to the Consolidated Financial Statements.

Fiscal Year

Our fiscal year ends on the first Tuesday following May 30 and, as a result, a 53rd week is added every five or six years. The fiscal years ended June 5, 2007 and May 31, 2005 each contained 52 weeks. Fiscal year 2006 contained 53 weeks. The first three quarters of fiscal 2006 each contained 13 weeks and the fourth quarter contained 14 weeks. In fiscal 2006, the 53rd week added $24.5 million to restaurant sales and operating revenue and $0.04 to diluted earnings per share in our Consolidated Statement of Income.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over the fair market value of assets of businesses acquired. RTI currently has goodwill totaling $16.9 million recorded from our predecessor’s acquisition of the Ruby Tuesday concept in 1982 and acquisitions of the Tampa, New York, Northern California, and Michiana franchise partnerships. No goodwill was recorded as part of the purchase price allocations associated with fiscal 2007 franchise partnership acquisitions. See Note 3 to the Consolidated Financial Statements for more information on RTI’s fiscal 2007 franchise partnership acquisitions.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at May 31, 2005	$ 17,017
Acquisitions	–
Disposals and other	–
Balance at June 6, 2006	$ 17,017
Acquisitions	–
Disposals and other	(82)
Balance at June 5, 2007	$ 16,935

Other intangible assets consist of pensions, trademarks, and reacquired franchise rights. The reacquired franchise rights were acquired as part of those franchise partnership acquisitions completed after October 2004, the effective date of Emerging Issues Task Force (“EITF”) Issue No. 04-1, “Accounting for Pre-existing Relationships between the Parties to a Business Combination” (“EITF 04-1”). EITF 04-1 applies when two parties that have a pre-existing contractual relationship enter into a business combination. See Note 3 to the Consolidated Financial Statements for more information on the allocation of purchase price applied to each of RTI’s franchise partnership acquisitions in fiscal 2007.

Amortization expense of other intangible assets for each of fiscal 2007, 2006, and 2005 totaled $0.4 million, $0.4 million, and $0.1 million, respectively. We amortize trade and service marks on a straight-line basis over the life of the trade and service marks, typically ten years. We amortize reacquired franchise rights on a straight-line basis over the remaining term of the franchise operating agreements, which varies by restaurant. The weighted average amortization period of reacquired franchise rights is 9.9 years. Amortization expense for each of the next five years is expected to be $0.4 million for each of fiscal 2008 and 2009, and $0.3 million for each of fiscal 2010 through 2012.

Other intangible assets which are included in other assets in the Consolidated Balance Sheets consist of the following (in thousands):

	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Pensions	$ 0	$ 0	$ 2,055	$ 0
Trademarks	1,577	820	1,526	674
Reacquired franchise rights	2,648	428	1,121	137
	$ 4,225	$ 1,248	$ 4,702	$ 811

See Note 8 to the Consolidated Financial Statements for further discussion on our pension plans.

Fair Value of Financial Instruments

Our financial instruments at June 5, 2007 and June 6, 2006 consisted of cash and short-term investments, accounts receivable and payable, Deferred Compensation Plan investments, notes receivable, long-term debt, franchise partnership guarantees, and letters of credit. The fair values of cash and short-term investments and accounts receivable and payable approximated carrying value because of the short-term nature of these instruments. Ruby

Tuesday common stock held by the Deferred Compensation Plan, which is included in shareholders’ equity, is recorded at cost. Other investments held by the Deferred Compensation Plan are stated at fair value.

The carrying amounts and fair values of our other financial instruments subject to fair value disclosures are as follows (in thousands):

		2007			2006
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Deferred Compensation Plan
investment in RTI common stock	$ 3,861		$ 10,358	$ 4,428		$ 12,191
Notes receivable, gross	18,405		19,171	29,628		31,151
Long-term debt and capital leases	514,338		509,748	377,100		370,703
Franchise partnership guarantees	1,222		1,251	732		763
Letters of credit	0		151	0		164

We estimated the fair value of common stock, notes receivable, debt, franchise partnership guarantees and letters of credit using market quotes and present value calculations based on market rates.

Guarantees

The Company accounts for certain guarantees in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of certain obligations undertaken.

As discussed in Note 10 to the Consolidated Financial Statements, RTI's third-party guarantees generally consist of franchise partnership guarantees and divestiture guarantees. The divestiture guarantees all arose prior to the adoption of FIN 45 and, unless modified, are exempt from its requirements. Most of the franchise partnership guarantees, which generally relate to our partial guarantees of certain third party debt, arose or were modified after FIN 45's effective date. The potential amount of future payments to be made under these agreements is discussed in Note 10. We record our guaranty liabilities under these agreements based on estimated fair values, which generally are equal to the consideration we receive for providing the guarantees.

Revenue Recognition

Revenue from restaurant sales is recognized when food and beverage products are sold. Deferred revenue-gift cards primarily represents the Company’s liability for gift cards that have been sold, but not yet redeemed, and is recorded at the expected redemption value. When the gift cards are redeemed, the Company recognizes restaurant sales and reduces the deferred revenue. The Company recognizes dormancy fees as a component of “Other restaurant operating costs” in the Consolidated Statements of Income.

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

We record impairment charges related to an investment in an unconsolidated franchise partnership whenever circumstances indicate that a decrease in the value of an investment has occurred that is other than temporary. Our impairment test for goodwill consists of a comparison of its implied fair value with its carrying amount. Implied fair value is based on the estimated price a willing buyer would pay for the asset.

Based upon our reviews in fiscal 2007, 2006, and 2005, we recorded impairments of $0.6 million, $1.5 million, and $0.6 million, respectively. The majority of these charges were incurred for restaurant impairments.

The impairment charges discussed above are included as a component of other restaurant operating costs in the Consolidated Statements of Income and are included with loss/(gain) on disposition of assets, net of impairments, in the Consolidated Statements of Cash Flows.

Refranchising Gains (Losses)

Refranchising gains (losses), included in other restaurant operating costs, include gains or losses on sales of restaurants to franchisees. All direct costs associated with refranchising are included in the calculation of the gain or loss. Upon making the decision to sell a restaurant to a franchisee, the restaurant is reclassified to assets held for sale at the lower of book value or fair market value less cost to sell and any anticipated loss is immediately recognized. When the sale occurs, any loss not previously recognized is recorded concurrently with the sale. Any gains to be recognized are recorded when the sale closes. During fiscal 2007, we recognized a pre-tax gain of $0.4 million on the sale of four restaurants to RT Western Missouri Franchise, LP (“RT Western Missouri”) and recognized a negligible loss on the sale of two restaurants to RT St. Louis Franchise, LP (“RT St. Louis”). A further description of these transactions is provided in Note 3 to the Consolidated Financial Statements. There were no refranchising gains or losses for fiscal 2006 or 2005.

Marketing Costs

Except for television and radio advertising production costs which we expense when the advertisement is first shown, we expense marketing costs as incurred. Marketing expenses, net of franchise reimbursements, which are included in selling, general and administrative expense on the Consolidated Statements of Income, totaled $49.1 million, $45.6 million, and $24.9 million for fiscal 2007, 2006, and 2005, respectively.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. Diluted earnings per share gives effect to restricted stock and options outstanding during the applicable periods. The stock options and restricted shares included in diluted weighted average shares outstanding totaled 0.4 million, 0.8 million, and 1.0 million, for fiscal 2007, 2006, and 2005, respectively. Unvested restricted shares and unexercised employee stock options to purchase approximately 5.2 million, 3.6 million, and 2.0 million, shares of our common stock for fiscal 2007, 2006, and 2005, respectively, did not impact the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

Stock-Based Employee Compensation Plans

In the first quarter of fiscal 2007, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)” or the “Statement”) which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), supersedes APB 25, “Accounting for Stock Issued to Employees”, and related interpretations and amends SFAS No. 95, “Statement of Cash Flows” using the modified version of prospective application. SFAS 123(R) requires that compensation cost relating to share-based payment transactions, including grants of employee stock options or restricted stock, be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

In accordance with the FASB Staff Position SFAS 123(R) – 3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards”, the Company has elected the alternative transition method to calculate the beginning balance of the pool of excess tax benefits. The beginning balance of excess tax benefits was calculated as the sum of all net increases in additional paid-in capital related to tax benefits from share-based employee compensation, less the incremental tax effect of share-based compensation costs that would have been recognized if the fair value recognition provisions of SFAS 123 had been used to account for share-based compensation costs.

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

Accounting Standards Adopted in Fiscal 2007

In September 2006, the FASB issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). SFAS 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit pension and postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS 158 also requires an entity to recognize changes in the funded status of defined benefit pension and postretirement plans within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006 (RTI’s current fiscal year).

We adopted SFAS 158 on June 5, 2007. See Note 8 to the Consolidated Financial Statements for discussion of the impact of adoption on our Consolidated Financial Statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006 (RTI’s current fiscal year). The adoption of SAB 108 did not have a material impact on our Consolidated Financial Statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2006, the FASB ratified the consensus reached by the EITF on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. This guidance is effective for periods beginning after December 15, 2006 (fiscal 2008 for RTI). The Company presents sales taxes collected from customers on a net basis. The Company does not expect the adoption of EITF 06-3 to impact our method for presenting sales taxes in our Consolidated Financial Statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

FIN 48 is effective for fiscal years beginning after December 15, 2006 (fiscal 2008 for RTI), with early adoption permitted. We do not believe the adoption of FIN 48 will have a significant impact on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal 2009 for RTI), and interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this statement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (fiscal 2009 for RTI). The Company is currently assessing the impact of the adoption of this statement.

In March 2007, the FASB ratified the consensus reached by the EITF on Issue No. 06-10 (“EITF 06-10”), “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements”. EITF 06-10 provides guidance on an employers’ recognition of a liability and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods and the asset in collateral assignment split-dollar life insurance arrangements. The effective date of EITF 06-10 is for fiscal years beginning after December 15, 2007 (fiscal 2009 for RTI). We are currently evaluating the impact of EITF 06-10 on our Consolidated Financial Statements.

In June 2007, the FASB ratified the consensus reached by the EITF on Issue No. 06-11 (“EITF 06-11”), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires that the tax benefit related to dividend or dividend equivalents paid on equity-classified awards, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007, and we expect to adopt the provisions of EITF 06-11 beginning in the first quarter of fiscal 2009. We are currently evaluating the impact of EITF 06-11 on our Consolidated Financial Statements.

2.  Franchise Programs

As of June 5, 2007, RTI’s franchise programs included arrangements with 46 franchise groups, including 16 franchise partnerships (franchises in which we have a 1% or 50% ownership) which collectively operated 154 Ruby Tuesday restaurants, and 30 traditional domestic and international franchisees which collectively operated 99 Ruby Tuesday restaurants. We do not own any equity interest in our traditional franchisees.  As of June 5, 2007, nine of our 16 franchise partnerships were 50%-owned and collectively operated 106 Ruby Tuesday restaurants.  We own 1% of the remaining seven franchise partnerships, which as of that same date collectively operated 48 Ruby Tuesday restaurants.

We enter into development agreements with our franchisees that require them to open varying numbers of Ruby Tuesday restaurants. During fiscal 2007, 2006, and 2005, Ruby Tuesday franchisees opened and/ or acquired from RTI, 35, 32, and 27 restaurants, respectively, pursuant to development agreements, as follows:

Fiscal Year	Franchise Partnerships	Other Domestic	International	Total
2007	16*	9	10	35

2006	19	3	10	32

2005	17	5	5	27

* Includes seven Ruby Tuesday restaurants acquired from the Company.

In conjunction with these openings, we recognized development and licensing fee income totaling $1.0 million in fiscal 2007, and $0.8 million in each of fiscal 2006 and 2005.

Deferred development and licensing fees associated with all franchisees totaled $2.9 million at both June 5, 2007 and June 6, 2006. We will recognize these fees as income when we have substantially performed all material services and the restaurant has opened for business.

As part of the franchise partnership program, RTI sponsors and serves as partial guarantor for certain credit facilities to assist franchise partnerships with new restaurant development, working capital and operational cash flow requirements. See Note 10 to the Consolidated Financial Statements for more information on these programs.

3.  Franchise Acquisitions and Dispositions

Between fiscal 1997 and fiscal 2002, we sold 124 Ruby Tuesday restaurants to our franchises, 65 of which are currently operated by certain of the 16 franchise partnerships, and 15 restaurants by traditional domestic franchises. The remaining 44 restaurants, including restaurants previously sold to five former franchise partnerships between fiscal 1998 and 2000, were reacquired in fiscal 2005 and 2007, or closed.  The restaurants currently operated by franchise partnerships and traditional franchisees are subject to various franchise agreements.  Included in our Consolidated Balance Sheets are notes receivable from certain franchise partnerships, which generally arose as a part of the consideration received when Company-owned restaurants were re-franchised.  See Note 4 to the Consolidated Financial Statements for more information.

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

These transactions were accounted for as step acquisitions using the purchase method as defined in SFAS No. 141, “Business Combinations.”  For RT Orlando, the purchase price was allocated to the fair value of property and equipment of $7.0 million, long-term debt and capital leases of $4.3 million, and other net assets of $0.3 million.  RT Orlando had total debt and capital leases of $8.7 million at the time of acquisition, none of which was payable to RTI. For RT South Florida, the purchase price was allocated to the fair value of property and equipment of $5.8 million, long-term debt and capital leases of $3.7 million, and other net liabilities of $0.4 million.  RT South Florida had total debt and capital leases of $7.5 million at the time of acquisition, none of which was payable to RTI. In addition to recording the amounts discussed above, RTI reclassified its investments in RT Orlando and RT South Florida to account for the remainder of the assets and liabilities, which are now fully recorded within the Consolidated Balance Sheet of RTI.

Subsequent to year-end, in June 2007, RTI, through its subsidiaries, acquired the remaining partnership interests of RT West Palm Beach Franchise, LP (“RT West Palm Beach”), which had been 50%-owned. RT West Palm Beach operated 11 Ruby Tuesday restaurants as of June 5, 2007. See Note 11 to the Consolidated Financial Statements for more information regarding this transaction.

4. Accounts and Notes Receivable

Accounts and notes receivable – current consist of the following (in thousands):

	2007	2006
Rebates receivable	$938	$1,093
Amounts due from franchisees	3,772	4,229
Other receivables	7,457	4,302
Current portion of notes receivable, net of allowance for
doubtful accounts and equity method losses totaling $157
in 2007 and $585 in 2006	2,606	2,396
	$14,773	$12,020

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

Other receivables at June 5, 2007 primarily consist of insurance proceeds associated with a dram shop liability case settled before but not paid until after year-end. The offsetting liability is included in insurance within the accrued liabilities section of the Consolidated Balance Sheet. See Note 10 to the Consolidated Financial Statements for more information. Included in other receivables at June 6, 2006 are insurance proceeds due from Hurricane Katrina claims ($1.9 million). These proceeds were collected in fiscal 2007.

Notes receivable consist of the following (in thousands):

	2007	2006
Notes receivable from domestic franchisees	$17,413	$28,632
Other	992	996
	18,405	29,628
Less current maturities, net (included in
accounts and notes receivable)	2,606	2,396
	15,799	27,232
Less allowances for doubtful notes
and equity method losses	6,587	6,223
Total notes receivable, net -- noncurrent	$9,212	$21,009

Notes receivable from franchise partnerships generally arise when Company-owned restaurants are sold to new franchise partnerships (“re-franchised”). These notes, when issued at the time of commencement of the franchise partnership’s operations, generally allowed for deferral of interest during the first one to three years and required only the payment of interest for up to six years from the inception of the note.

Fifteen franchisees operating as of June 5, 2007 received acquisition financing from RTI as part of the re-franchising transactions. The amounts financed by RTI approximated 37% of the original purchase prices. Nine of these fifteen franchisees have paid their notes in full as of June 5, 2007.

Our notes receivable from domestic franchisees generally allow for deferral of interest during the first one to three years and require the payment of interest only for up to six years from the inception of the note and generally require the payment of principal and interest over the next five years. During fiscal 2007, we restructured a note due from one of our international franchisees. The note had a balance of $1.0 million as of June 5, 2007 and was originally set to mature in March 2007. The restructured note will now mature in March 2009.

During fiscal 2006, we restructured three notes, one of which was a $1.3 million note which had been set to mature in January 2006. The restructured note will now mature in January 2009. The other two notes, which had a combined balance of $2.7 million as of June 5, 2007, were amended such that they will now mature two years later than previously anticipated.

After consideration of these restructurings, as of June 5, 2007, all the domestic and international franchisees were making interest and/or principal payments on a monthly basis in accordance with the terms of these notes. All of the re-franchising notes accrue interest at 10.0% per annum.

The allowance for doubtful notes represents our best estimate of losses inherent in the notes receivable at the balance sheet date. During fiscal 2007, we decreased the reserve $0.2 million while during fiscal 2006 and 2005, we increased the reserve $2.0 million and $0.6 million, respectively, based on our estimate of the extent of those losses. At June 5, 2007 the allowance for doubtful notes was $5.4 million. Included in the allowance for doubtful notes is $3.5 million allocated to the $10.5 million of debt due from five franchisees that, for the most recent reporting period, have either reported coverage ratios below the required levels with certain of their third party debt, or reported ratios above the required levels but for an insufficient amount of time.

Included in the allowance for doubtful notes at June 5, 2007 is $1.2 million, which represents RTI’s portion of the equity method losses of three of our 50%-owned franchise partnerships which was in excess of our recorded investment in those partnerships. As discussed in Note 11 to the Consolidated Financial Statements, in June 2007, we transferred back our 49% additional interest in one franchise partnership to the franchisee. Of the equity method losses shown above, $1.0 million related to this franchise partnership.

Scheduled repayments of notes receivable at June 5, 2007 are as follows (in thousands):

2008	$ 2,763
2009	5,585
2010	2,383
2011	2,071
2012	941
Subsequent years	4,662
$ 18,405

5. Property, Equipment and Operating Leases

Property and equipment, net, is comprised of the following (in thousands):

	2007	2006
Land	$ 205,647	$ 193,180
Buildings	429,721	398,441
Improvements	425,498	374,065
Restaurant equipment	294,810	274,835
Other equipment	99,911	93,495
Construction in progress	55,968	74,634
	1,511,555	1,408,650
Less accumulated depreciation and amortization	478,219	424,523
	$ 1,033,336	$ 984,127

Approximately 55% of our 680 restaurants are located on leased properties. Of these, approximately 57% are land leases only; the other 43% are for both land and building. The initial terms of these leases expire at various dates over the next 20 years. These leases may also contain required increases in minimum rent at varying times during the lease term and have options to extend the terms of the leases at a rate that is included in the original lease agreement. Most of our leases require the payment of additional (contingent) rent that is based upon a percentage of restaurant sales above agreed upon sales levels for the year. These sales levels vary for each restaurant and are established in the lease agreements. We recognize contingent rental expense (in annual as well as interim periods) prior to the achievement of the specified target that triggers the contingent rental expense, provided that achievement of that target is considered probable.

The following is a schedule by year of future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 5, 2007 (in thousands):

2008	$ 44,876
2009	41,993
2010	37,442
2011	33,668
2012	31,531
Subsequent years	243,315
Total minimum lease payments	$ 432,825

As discussed in Note 3 to the Consolidated Financial Statements, RTI, through its subsidiaries, acquired the remaining 50% of the partnership interests of RT Orlando in July 2006 and RT South Florida in December 2006. In connection with these acquisitions, RTI recorded the property and equipment, and related obligations under operating and capital leases associated with these franchise partnerships. Among the restaurants which RT Orlando and RT South Florida leased were several which had been sub-leased from RTI.

During the last several years we sold various restaurants to franchise partnerships and Specialty Restaurant Group, LLC (“SRG”), a limited liability company. Many of the restaurants were leased restaurants, which we then sub-leased to the franchise partnerships or SRG. The following schedule shows the future minimum sub-lease payments contractually due from franchisees, SRG and others for the next five years and thereafter under noncancelable sub-lease agreements (in thousands):

	Franchisees	SRG/Tia’s	Others	Total
2008	$ 4,221	$ 1,477	$ 406	$ 6,104
2009	3,876	1,128	265	5,269
2010	3,139	700	269	4,108
2011	2,790	385	254	3,429
2012	2,330	129	127	2,586
Subsequent years	6,825	459	99	7,383
Total minimum sub-lease payments	$ 23,181	$ 4,278	$ 1,420	$ 28,879

On November 20, 2000, the Company completed the sale of all 69 of its American Cafe (including L&N Seafood) and Tia’s Tex-Mex (“Tia’s”) restaurants to SRG. RTI remains primarily liable on certain American Cafe and Tia’s leases that were subleased to SRG and contingently liable on others. SRG, on December 10, 2003, sold its 28 Tia’s restaurants to an unrelated entity and, as part of the transaction, further subleased certain Tia’s properties. During the fiscal quarter ended December 5, 2006, the third party to whom SRG had sold the Tia’s restaurants declared Chapter 7 bankruptcy.

During fiscal 2006, RTI learned that SRG had defaulted on, or was late at least once in paying monthly rent on, a number of its restaurant leases for which RTI has primary liability. On January 2, 2007, the Company learned that SRG closed 20 restaurants. SRG filed for Chapter 11 bankruptcy on February 14, 2007.

See Note 10 to the Consolidated Financial Statements for more information regarding our liability with respect to the SRG and Tia’s leases.

The following table summarizes our minimum and contingent rent expense and our sublease rental income under our operating leases (in thousands):

	2007	2006	2005
Minimum rent	$ 45,924	$ 43,853	$ 40,070
Contingent rent	2,955	2,891	2,323
Sublease rental income	(8,197)	(11,338)	(13,473)
	$ 40,682	$ 35,406	$ 28,920

6. Long-Term Debt and Capital Leases

Long-term debt and capital lease obligations consist of the following (in thousands):

	2007	2006
Revolving credit facility	$347,000	$212,800
Unsecured senior notes:
Series A, due April 2010	85,000	85,000
Series B, due April 2013	65,000	65,000
Mortgage loan obligations	17,073	13,863
Capital lease obligations	265	437
	514,338	377,100
Less current maturities	1,779	1,461
	$512,559	$375,639

Annual maturities of long-term debt and capital lease obligations at June 5, 2007 are as follows (in thousands):

2008	$1,779
2009	1,799
2010	86,868
2011	1,942
2012	348,699
Subsequent years	73,251
$514,338

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

Under the terms of the Credit Facility, we had borrowings of $347.0 million with an associated floating interest rate of 5.95% at June 5, 2007. As of June 6, 2006, we had $212.8 million outstanding with an associated floating rate of interest of 6.02%. After consideration of letters of credit outstanding, the Company had $133.4 million available under the Credit Facility as of June 5, 2007.

Both the Credit Facility and the notes issued in the Private Placement contain various restrictions, including limitations on additional debt, the payment of dividends and limitations regarding funded debt, minimum net worth, and minimum fixed charge coverage ratio. The Company is currently in compliance with its debt covenants.

In conjunction with the RT Orlando and RT South Florida franchise acquisitions described further in Note 3 to the Consolidated Financial Statements, RTI acquired, directly and through its subsidiaries, the remaining 50% partnership interests of RT Orlando and RT South Florida, including the assumption of long-term debt and capital leases associated with these franchise partnerships. Included in the debt assumed from these two franchise partnerships were loans totaling $8.5 million, which were retired in fiscal 2007.

As discussed further in Note 11 to the Consolidated Financial Statements, in June 2007, RTI acquired, directly and through its subsidiaries, the remaining 50% partnership interests of RT West Palm Beach, including the assumption of related long-term debt and capital leases associated with this franchise partnership.

We capitalized interest expense related to restaurant construction totaling $1.5 million, $2.2 million, and $2.2 million in fiscal 2007, 2006, and 2005, respectively.

7. Income Taxes

Income tax expense includes the following components (in thousands):

	2007	2006	2005
Current:
Federal	$ 46,727	$ 46,477	$ 42,708
State	7,171	5,342	4,198
Foreign	106	101	101
	54,004	51,920	47,007

Deferred:
Federal	(10,799)	(2,811)	4,498
State	(2,475)	872	1,143
	(13,274)	(1,939)	5,641
	$ 40,730	$ 49,981	$ 52,648

Deferred tax assets and liabilities are comprised of the following (in thousands):

	2007	2006
Deferred tax assets:
Employee benefits	$25,078	$19,146
Escalating minimum rents	16,669	15,760
Insurance reserves	6,780	6,383
SRG lease settlement reserves	1,478
Gift certificate income	1,210	966
Deferred development fees	1,152	1,139
Closed restaurant reserves	734	1,099
State net operating losses	668	367
Allowance for doubtful notes	331	671
Other	3,964	2,834
Total deferred tax assets	58,064	48,365

Deferred tax liabilities:
Depreciation	83,294	87,691
Prepaid deductions	3,087	2,551
Partnership investments	1,022	2,044
Other	2,929	3,463
Total deferred tax liabilities	90,332	95,749
Net deferred tax liability	$32,268	$47,384

We believe it is more likely than not that future tax deductions attributable to our deferred tax assets will be realized and therefore no valuation allowance has been recorded.

At June 5, 2007, the Company had state net operating loss carryforwards of approximately $15.0 million which expire at varying times between fiscal 2008 and 2026.

A reconciliation from the statutory federal income tax expense to the reported income tax expense is as follows (in thousands):

	2007	2006	2005

Statutory federal income taxes	$46,339	$52,836	$54,231
State income taxes, net of federal income tax benefit	3,052	4,039	3,472
Tax credits	(7,186)	(6,089)	(4,418)
Other, net	(1,475)	(805)	(637)
	$40,730	$49,981	$52,648

8. Retirement Benefits

Adoption of SFAS 158

As discussed in Note 1 to the Consolidated Financial Statements, we adopted SFAS 158 effective with our June 5, 2007 financial statements. We are in a net under-funded position for our pension and postretirement medical and life benefits plans and therefore recognized incremental retirement benefit liabilities upon adoption.

The new rules will also require companies to measure benefit plan assets and liabilities as of the balance sheet date for financial reporting purposes, eliminating the alternative approach of using a measurement date up to 90 days prior to the balance sheet date. The effective date for this change is delayed until our fiscal 2009. We currently use a March 31 measurement date and will adopt a fiscal year end measurement date in 2009 as required. Adopting the new measurement date will require a one-time adjustment to retained earnings per the transition guidance in SFAS 158. None of the changes prescribed by SFAS 158 will impact our results of operations or cash flows.

The incremental effects of adopting the provisions of SFAS 158 on our Consolidated Balance Sheet at June 5, 2007 are presented as follows (amounts in thousands). The adoption of SFAS 158 had no impact on the Consolidated Statement of Income.

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Deferred income taxes	$2,966	$1,873	$4,839
Intangible asset	1,728	(1,728)	0
Total assets	1,229,711	145	1,229,856
Other deferred liabilities	(74,291)	(2,991)	(77,282)
Total liabilities	(787,539)	(2,991)	(790,530)
Accumulated other comprehensive loss	7,190	2,846	10,036
Total shareholders’ equity	(442,172)	2,846	(439,326)
Total liabilities and shareholders' equity	(1,229,711)	(145)	(1,229,856)

Pension and Postretirement Medical and Life Benefits

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

Assets and obligations attributable to Morrison Health Care, Inc. participants, as well as participants formerly with Morrison Fresh Cooking, Inc., who were allocated to Compass following the bankruptcy, were spun out of the Retirement Plan effective June 30, 2006. Following Compass’s withdrawal, RTI remained the sole sponsor of the Retirement Plan.

Minimum funding for the Retirement Plan is determined in accordance with the guidelines set forth in employee benefit and tax laws. From time to time we may contribute additional amounts as we deem appropriate. Based on calculations received from our actuary, we estimate that we will make contributions of $0.4 million to the Retirement Plan in fiscal 2008.

The Retirement Plan’s assets are held in trust and were allocated as follows on March 31, 2007 and 2006, the measurement dates:

	Target Allocation	2007 Allocation	2006 Allocation
Equity securities	60-80%	70%	73%
Fixed income securities	20-40%	19%	15%
Cash and cash equivalents	0%	11%	12%

Total	100%	100%	100%

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

The ultimate amount of Piccadilly liability which RTI will absorb relative to all three defined benefit pension plans will not be known until the completion of Piccadilly’s bankruptcy proceedings. This amount could be higher or lower than the amounts accrued based on management’s estimate at June 5, 2007.

Although considered to be unfunded, we own whole-life insurance contracts in order to provide a source of funding for benefits due under the terms of the Executive Supplemental Pension Plan and the Management Retirement Plan. Benefits payable under these two plans are paid from a rabbi trust which holds the insurance contracts. The Company will on occasion contribute additional amounts into the rabbi trust in the event of a liquidity shortfall. We currently project that benefit payments from the rabbi trust for these two plans will approximate $1.5 million in fiscal 2008.

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

The following tables detail the components of net periodic benefit cost and the amounts recognized in our Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the "Pension Plans") and the Postretirement Medical and Life Benefits plans (in thousands):

	Pension Benefits
	2007	2006	2005

Service cost	$299	$398	$381
Interest cost	2,126	2,092	2,186
Expected return on plan assets	(633)	(590)	(516)
Amortization of transition obligation		16	53
Amortization of prior service cost (a)	327	327	327
Recognized actuarial loss	893	1,107	863
Net periodic benefit cost	$3,012	$3,350	$3,294

	Postretirement Medical and Life Benefits
	2007	2006	2005

Service cost	$16	$13	$13
Interest cost	118	73	67
Amortization of prior service cost (a)	(16)	(16)	(16)
Recognized actuarial loss	116	64	38
Net periodic benefit cost	$234	$134	$102

(a) Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

The change in benefit obligation and plan assets and reconciliation of funded status is as follows (in thousands):

	Pension Benefits		Postretirement Medical and Life Benefits
	2007	2006	2007	2006
Change in benefit obligation:
Beginning projected benefit obligation	$37,100	$37,544	$2,044	$1,338
Service cost	299	398	16	13
Interest cost	2,126	2,092	118	73
Actuarial loss/(gain)	2,862	(503)	(244)	752
Benefits paid	(3,379)	(2,431)	(157)	(132)
Benefit obligation at March 31	$39,008	$37,100	$1,777	$2,044

Change in plan assets:
Beginning fair value of plan assets	$7,572	$6,967	$0	$0
Actual return on plan assets	1,842	861
Employer contributions	3,781	2,175	157	132
Benefits paid	(3,379)	(2,431)	(157)	(132)
Fair value of plan assets at March 31	$9,816	$7,572	$0	$0

Reconciliation of funded status:
Funded status at March 31	$(29,192)*	$(29,528)*	$(1,777)	$(2,044)
Employer contributions	361 **	969 **	19	25
Unrecognized net actuarial loss	13,709	13,281	1,235	1,594
Unrecognized prior service cost	1,728	2,055	(32)	(48)
Accrued benefit cost at year-end	$(13,394)	$(13,223)	$(555)	$(473)

Amounts recognized in the Consolidated Balance Sheets:
Accrued benefit liability	$(28,831)	$(27,277)	$(1,758)	$(473)
Intangible asset		2,055
Accumulated other comprehensive
loss	15,437	11,999	1,203
Net amount recognized at year-end	$(13,394)	$(13,223)	$(555)	$(473)

Accrued benefit cost by plan:
Retirement Plan	$5,781	$4,600
Executive Supplemental Pension Plan	(15,374)	(14,327)
Management Retirement Plan	(3,801)	(3,496)
	$(13,394)	$(13,223)

*

The funded status reflected above includes the liabilities attributable to all of the Pension Plans but only the assets of the Retirement Plan as the other two plans are not considered funded for ERISA purposes. To provide a source for the payment of benefits under the Executive Supplemental Pension Plan and the Management Retirement Plan, we own whole-life insurance contracts on some of the participants. The cash value of these policies net of policy loans was $26.9 million and $24.6 million at June 5, 2007 and June 6, 2006, respectively. We maintain a rabbi trust to hold the policies and death benefits as they are received.

**

Fiscal 2007 and 2006 employer contributions totaling $0.4 million and $1.0 million, respectively, were made to the applicable pension plan trust after the March 31, 2007 and 2006 measurement dates but before June 5, 2007 and June 6, 2006, respectively.

Additional year-end information for the pension plans which have benefit obligations in excess of plan assets (in thousands):

	Pension Benefits		Postretirement Medical and Life Benefits
	2007	2006	2007	2006
Projected benefit obligation	$39,008	$37,100	$1,777	$2,044
Accumulated benefit obligation	37,220	35,819	1,777	2,044
Fair value of plan assets	9,816	7,572	0	0

The assumptions used to compute the information above are set forth below:

	Pension Benefits
	2007	2006	2005
Discount rate	6.00%	6.00%	5.75%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	3.50%	3.00%

	Postretirement Medical Benefits
	2007	2006	2005
Discount rate	6.0%	6.0%	5.75%

We currently are assuming a gross medical trend rate of 10.5% for fiscal 2008. A change in this rate of 1.0% would have no significant effect on either our net periodic postretirement benefit expense or our accrued postretirement benefits liability.

The discount rate of 6.0% was determined using the Moody’s AA Corporate Bond Rate as the benchmark. For the March 31, 2007 measurement date, the rate was 5.82%. This rate was annualized to reflect semi-annual coupons and rounded to the nearest quarter percent.

The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are set forth below (in thousands):

	Pension Benefits	Postretirement Medical and Life Benefits
2008	$2,567	$133
2009	2,511	143
2010	2,495	158
2011	3,028	169
2012	3,081	156
2013-2017	15,363	725

Expected benefits are estimated based on the same assumptions used to measure our benefit obligation on our measurement date of March 31, 2007 and, where applicable, include benefits attributable to estimated further employee service.

Defined Contribution Plans

We sponsor two retirement savings plans for active employees, as summarized below.

Salary Deferral Plan

RTI offers certain employees a 401(k) plan called the Ruby Tuesday, Inc. Salary Deferral Plan (“401(k) Plan”). We make matching contributions to the 401(k) Plan based on each eligible employee's pre-tax contribution and years of service. Effective January 1, 2007 we match in cash 20% of the participating employee's first 6% of pre-tax contribution during the first five years of service, 40% during the next five years of service and 50% after 10 years of service. Company matches do not vest until the employees have worked three years for us. Our expense related to the 401(k) Plan approximated $0.7 million for fiscal 2007, $0.5 million for fiscal 2006, and $0.4 million for fiscal 2005.

Deferred Compensation Plan

On January 5, 2005, our Board of Directors approved the adoption of the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (the “Deferred Compensation Plan”), effective as of January 1, 2005, and froze the existing deferred compensation plan, the Ruby Tuesday, Inc. Restated Deferred Compensation Plan (the “Predecessor Plan”), effective as of December 31, 2004, in order to satisfy the requirements of the new Code Section 409A of the Internal Revenue Code of 1986, as amended, enacted as part of the American Jobs Creation Act of 2004.

Like the Predecessor Plan, the Deferred Compensation Plan is an unfunded, non-qualified deferred compensation plan for eligible employees. The provisions of the Deferred Compensation Plan are similar to those of the 401(k) Plan. Our expenses under the Deferred Compensation Plan approximated $0.1 million for fiscal 2007 and $0.2 million for each of fiscal 2006 and 2005. Assets earmarked to pay benefits under the Deferred Compensation Plan are held by a rabbi trust. Assets and liabilities of a rabbi trust must be accounted for as if they are company assets or liabilities, therefore, all earnings and expenses are recorded in our consolidated financial statements. The Deferred Compensation Plan’s assets and liabilities, which approximated $30.0 million and $28.2 million in fiscal 2007 and 2006, respectively, are included in other assets and other liabilities in the Consolidated Balance Sheets, except for the investment in RTI common stock and the related liability payable in RTI common stock which are reflected in Shareholders’ Equity in the Consolidated Balance Sheets.

9. Capital Stock and Share-Based Compensation Plans

Preferred Stock - RTI is authorized, under its Certificate of Incorporation, to issue up to 250,000 shares of preferred stock with a par value of $0.01. These shares may be issued from time to time in one or more series. Each series will have dividend rates, rights of conversion and redemption, liquidation prices, and other terms or conditions as determined by the Board of Directors. No preferred shares have been issued as of June 5, 2007.

The Ruby Tuesday, Inc. Stock Incentive and Deferred Compensation Plan for Directors - Under the Ruby Tuesday, Inc. Stock Incentive and Deferred Compensation Plan for Directors (“Directors Plan”), non-employee directors were awarded in both fiscal 2006 and 2007 an option to purchase 8,000 shares of common stock. Options issued under the Directors Plan become vested after thirty months and are exercisable until five years after the grant date.

All options awarded under the Directors Plan have been at the fair market value at the time of grant. A Committee, appointed by the Board, administers the Directors Plan. In October 2006, the Directors Plan was amended to allow awards of stock options, restricted stock, or a blend of both. At June 5, 2007, we had reserved 535,000 shares of common stock under the Directors Plan, 295,000 of which were subject to options outstanding.

The Ruby Tuesday, Inc. 2003 Stock Incentive Plan - A Committee, appointed by the Board, administers the Ruby Tuesday, Inc. 2003 Stock Incentive Plan (“2003 SIP”), and has full authority in its discretion to determine the key employees and officers to whom stock incentives are granted and the terms and provisions of stock incentives. Option grants under the 2003 SIP can have varying vesting provisions and exercise periods as determined by such Committee. Options granted under the 2003 SIP vest in periods ranging from immediate to fiscal 2011, with the majority vesting 24 or 30 months following the date of grant, and the majority expiring five, but some up to ten, years after grant. Restricted shares granted under the 2003 SIP in fiscal 2007 are performance-based. The 2003 SIP permits the Committee to make awards of shares of common stock, awards of stock options or other derivative securities related to the value of the common stock, and certain cash awards to eligible persons. These discretionary awards may be made on an individual basis or for the benefit of a group of eligible persons. All options awarded under the 2003 SIP have been at the fair market value at the time of grant.

At June 5, 2007, we had reserved a total of 8,408,000 shares of common stock for the 2003 SIP, 6,633,000 of which were subject to options outstanding.

Stock Options

The following table summarizes the activity in options under these stock option plans as of June 5, 2007 (in thousands, except per-share data):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Beginning of year	8,446	$25.33
Granted	753	$28.24
Exercised	(1,867)	$21.33
Forfeited	(404)	$28.16
End of year	6,928	$26.56	2.72	$ 19,026

Exercisable	3,204	$25.68	1.52	$ 14,568

The aggregate intrinsic value represents the closing stock price as of June 5, 2007 less the strike price, multiplied by the number of options that have a strike price that is less than that closing stock price. The total intrinsic value of options exercised during fiscal 2007, 2006, and 2005 was $14.0 million, $20.5 million, and $8.7 million, respectively.

At June 5, 2007, there was approximately $11.9 million of unrecognized pre-tax compensation expense related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value at grant date of awards vested during 2007, 2006, and 2005 totaled $3.2 million, $10.6 million, and $35.0 million, respectively.

On April 11, 2007, the expense recognition period of a stock option award granted to an executive was modified pursuant to a change in the executive’s retirement eligibility status. Prior to modification of the expense recognition period, the award had unrecognized pre-tax compensation expense of $0.9 million that was to be recognized over the remaining 3.2 year service period. Subsequent to the modification, the unrecognized pre-tax compensation expense will be recognized over a 1.0 year period. No incremental compensation expense was recorded relating to modification of the expense recognition period. As of June 5, 2007, there was $0.7 million of unrecognized pre-tax compensation expense in connection with this award to be recognized over a 0.8 year period.

The weighted average fair value at date of grant for options granted during fiscal 2007, 2006, and 2005 was $7.20, $8.55, and $8.01 per share, respectively, which, for the purposes of this disclosure, is assumed to be amortized over the respective vesting period of the grants. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2007	2006	2005

Risk-free interest rate	4.68%	4.64%	3.92%
Expected dividend yield	1.77%	1.48%	0.18%
Expected stock price volatility	0.282	0.309	0.355
Expected life (in years)	4.19	3.51	3.54

In connection with the adoption of SFAS 123(R), the Company re-evaluated its expected term assumptions. Based on historical exercise behavior, the expected life for options granted to its chief executive officer is 4.5 years. The expected life for options granted to the Company’s other executives and its Board of Directors is 4 years.

As disclosed in Note 1 to the Consolidated Financial Statements, the Company adopted SFAS 123(R) using a modified version of prospective application effective June 7, 2006, the beginning of our 2007 fiscal year. Under this transition method, compensation cost is recognized for (1) all awards granted after the required effective date and for awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under SFAS 123. The adoption of SFAS 123(R) resulted in the following for the year ended June 5, 2007:

•

Additional pre-tax share-based compensation expense of $9.9 million, respectively, which is net of $0.3 million of capitalized construction costs related to new restaurant construction. All of the pre-tax costs related to the additional share-based compensation are reflected in selling, general and administrative expense in the Consolidated Statements of Income;

•	An income tax benefit related to the additional share-based compensation totaling $3.9 million;
•	A reduction of both basic and fully diluted earnings of $0.10 per share; and
•	A decrease in cash flows from operating activities of $5.5 million, offset by an increase in cash flows from financing activities of $5.5 million.

The amounts shown above exclude a restricted stock award granted prior to the adoption of SFAS 123(R).

Prior to fiscal 2007, we measured compensation expense related to share-based compensation using the intrinsic value method. Accordingly, no share-based employee compensation cost was reflected in net income if the exercise price of the option equaled or exceeded the fair value of the stock on the date of grant. Had compensation expense for our stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS 123(R), our net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per-share data):

	2006	2005

Net income, as reported	$100,977	$102,298

Add: Reported stock-based compensation expense,
net of tax	112
Less: Stock-based employee compensation
expense determined under fair value based
method for all awards, net of tax	(4,870)	(16,138)
Pro forma net income	$96,219	$86,160

Basic earnings per share
As reported	$1.67	$1.59
Pro forma	$1.59	$1.34

Diluted earnings per share
As reported	$1.65	$1.56
Pro forma	$1.56	$1.32

Restricted Stock

The following table summarizes the status of our restricted stock activity for fiscal 2007 and 2006 (in thousands, except per-share data):

		2007		2006
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Non-vested at beginning of year	50	$21.13	0	$0
Granted	267	$28.19	50	$21.13
Non-vested at end of year	317	$27.08	50	$21.13

The fair values of restricted share awards were based on the Company’s fair market value at the time of grant. At June 5, 2007, unrecognized compensation expense related to restricted stock grants totaled approximately $5.1 million and will be recognized over a weighted average vesting period of approximately two years.

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

During the third quarter of fiscal 2007, RTI granted 180,000 SARs to its branding and marketing agency of record in connection with a strategic partnership agreement which will vest, in whole or in part, on January 6, 2009 provided that the agency is still providing services to RTI. A performance condition, to be measured in January 2008, will determine the maximum number of SARs that vest. This award will expire in three years and will be settled in cash, if exercised, for the difference between the current market price on the date of exercise and $28.86, the strike price.

Expense is measured based on the market price of our common stock each period and is amortized over the vesting period. For fiscal 2007, we recognized a nominal amount of share-based expense related to the SARs. At June 5, 2007, unrecognized, pre-tax expense related to the portion of the awards expected to vest was approximately $0.2 million. Because of the cash settlement feature, these awards have been liability-classified in our Consolidated Balance Sheets. The following table summarizes the status of our SAR activity for fiscal 2007 (in thousands, except per-share data):

	Stock	Weighted-Average
	Appreciation	Grant-Date
	Rights	Fair Value
Non-vested at beginning of year	–	–
Granted	360	$6.38
Forfeited	(120)	$6.67
Non-vested at end of year	240	$6.24

10. Commitments and Contingencies

At June 5, 2007, we had certain third-party guarantees, which primarily arose in connection with our franchising and divestiture activities. The majority of these guarantees expire through fiscal 2014. Generally, we are required to perform under these guarantees in the event that a third-party fails to make contractual payments or, in the case of franchise partnership debt guarantees, achieve certain performance measures.

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

Prior to July 1, 2004, RTI also had an arrangement with a third party lender whereby we could choose, in our sole discretion, to partially guarantee specific loans for new franchisee restaurant development (the “Cancelled Facility”). Should payments be required under the Cancelled Facility, RTI has certain rights to acquire the operating restaurants after the third party debt is paid. On July 1, 2004, RTI terminated the Cancelled Facility and notified this third party lender that it would no longer enter into additional guarantee arrangements. RTI will honor the partial guarantees of the three loans to franchise partnerships that were in existence as of the termination of the Cancelled Facility, one of which was attributable to RT West Palm Beach, a franchise partnership acquired by RTI subsequent to June 5, 2007. See Note 11 to the Consolidated Financial Statements for more information regarding this transaction.

Also in July 2004, RTI entered into a new program, similar to the Cancelled Facility, with a different third party lender (the “Franchise Development Facility”). Under the Franchise Development Facility, the Company’s potential guarantee liability was reduced, and the program included better terms and lower rates for the franchise partnerships as compared to the Cancelled Facility.  Under the Franchise Development Facility, qualifying franchise partnerships could collectively borrow up to $20 million for new restaurant development. The Company partially guarantees amounts borrowed under the Franchise Development Facility. The Franchise Development Facility had a three-year term that expired on July 1, 2007, although the guarantees outstanding at that time survived the expiration of the arrangement. Should payments be required under the Franchise Development Facility, RTI has rights to acquire the operating restaurants at fair market value after the third party debt is paid.

As of June 5, 2007, the amounts guaranteed under the Franchise Facility, the Cancelled Facility and the Franchise Development Facility were $30.4 million, $0.9 million and $6.8 million, respectively. The guarantees associated with the Franchise Development Facility are collateralized by a $6.8 million letter of credit. As of June 6, 2006, the amounts guaranteed under the Franchise Facility, the Cancelled Facility and the Franchise Development Facility were $35.4 million, $1.0 million and $6.8 million, respectively. Unless extended, guarantees under these programs will expire at various dates from August 2007 through June 2013. To our knowledge, all of the franchise partnerships are current in the payment of their obligations due under these credit facilities. We have recorded liabilities totaling $1.2 million and $0.7 million as of June 5, 2007 and June 6, 2006, respectively, related to these guarantees. This amount was determined based on amounts to be received from the franchise partnerships as consideration for the guarantees. We believe these amounts approximate the fair value of the guarantees.

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

As of June 5, 2007, RTI remains primarily liable for two Tia’s leases, which have remaining cash payments due of approximately $1.5 million, and contingently liable for five other Tia’s leases, which have remaining cash payments of approximately $2.9 million. Two additional leases were settled in fiscal 2007 for a total cash payment of $0.3 million.

RTI has recorded an estimated liability of $1.0 million based on the unsettled Tia’s claims made to date. An additional $0.2 million is recorded as of June 5, 2007 within our liability for deferred escalating minimum rents for RTI leases sub-leased by SRG to Tia’s.

During fiscal 2006, RTI learned that SRG had defaulted on, or was late at least once in paying monthly rent on, a number of its restaurant leases for which RTI has primary liability. On January 2, 2007, SRG closed 20 restaurants, 14 of which were located on properties sub-leased from RTI. Four other SRG restaurants were closed in calendar 2006. SRG filed for Chapter 11 bankruptcy on February 14, 2007.

As of June 5, 2007, RTI had $0.6 million recorded within our liability for deferred escalating minimum rents for 12 SRG leases for which we remain primarily liable. These 12 SRG leases include nine restaurants closed within fiscal 2007 and three restaurants scheduled by SRG to remain open at the current time. Scheduled cash payments for rent remaining on these leases at June 5, 2007 totaled $4.4 million and $0.5 million, respectively. Because many of these restaurants were located in malls, RTI may be liable for other charges such as common area maintenance and property taxes. In addition to the scheduled remaining payments, we believe SRG to be $0.9 million behind in rent and related payments on RTI leases as of June 5, 2007.

Following the closing of the 20 SRG restaurants in January 2007, RTI performed an analysis of the now-closed properties in order to estimate the lease liability to be incurred from the closings. Based upon the analysis performed, a charge of $5.8 million was recorded during the fiscal quarter ended March 6, 2007.

Eight leases, which, at March 6, 2007, comprised $1.9 million of the lease liability reserve, were settled in the fourth quarter of fiscal 2007 at a total cost of $1.7 million. Deferred escalating minimum rent balances for these leases totaled $0.5 million at the time of settlement, the write-off of which was recorded within loss from Specialty Restaurant Group, LLC bankruptcy within our Consolidated Statement of Income. An additional $0.6 million was paid on currently unresolved leases during the fourth quarter of fiscal 2007.

In addition to the $0.6 million liability for deferred escalating minimum rent discussed above, as of June 5, 2007, RTI has recorded an estimated liability of $3.7 million based on the nine SRG unsettled claims to date. One of the remaining leases was settled shortly after year-end for $0.3 million, which equals the amount recorded at June 5, 2007.

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

As of June 5, 2007, we have received three partial settlements of the Piccadilly bankruptcy, $1.0 million in December 2004 and $0.3 million in each of December 2005 and December 2006. The Company hopes to recover further amounts upon final settlement of the bankruptcy. The actual amount we may be ultimately required to pay towards the divestiture guarantees could be lower if there is any further recovery in the bankruptcy proceeding, or could be higher if more valid participants are identified or if actuarial assumptions are proven inaccurate.

We estimated our divestiture guarantees related to MHC at June 5, 2007 to be $3.3 million for employee benefit plans and $0.1 million for workers’ compensation claims. In addition, we remain contingently liable for MHC’s portion (estimated to be $2.7 million) of the MFC employee benefit plan and workers’ compensation claims for which MHC is currently responsible under the divestiture guarantee agreements. We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

Insurance Programs

We are currently self-insured for a portion of our current and prior years’ workers’ compensation, employment practices liability, general liability and automobile liability losses (collectively, “casualty losses”) as well as property losses and certain other insurable risks. To mitigate the cost of our exposures for certain property and casualty losses, we make annual decisions to either retain the risks of loss up to a certain maximum per occurrence, aggregate loss limits negotiated with our insurance carriers, or fully insure those risks. We are also self-insured for healthcare claims for eligible participating employees subject to certain deductibles and limitations. We have accounted for our retained liabilities for casualty losses and healthcare claims, including reported and incurred but not reported claims, based on information provided by third party actuaries.

At June 5, 2007, RTI was committed under letters of credit totaling $19.7 million issued primarily in connection with our workers’ compensation and casualty insurance programs. As previously noted, a letter of credit totaling $6.8 million was issued to secure the guarantee outstanding under the Franchise Development Facility.

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

On January 24, 2005, a civil case titled Tammy Bass, etc. v. Henry E. Nelson, et al., including Ruby Tuesday, Inc. (“Bass”) was filed against us in the Georgia State Court of Fulton County.  On February 14, 2005, another civil case titled Ann Marie Varnedore, et al. v. Ruby Tuesday, Inc., et al. (“Varnedore”) was filed against us in the same court.  Both cases arise from a single incident which occurred on September 20, 2003 and allege liability under Georgia’s dram shop liability statute and seek monetary damages.

On October 25, 2006, the Varnedore plaintiffs filed a Voluntary Dismissal Without Prejudice with the court, thereby dismissing their case, but reserving the right to refile on or before April 25, 2007.  On March 27, 2007 the Varnedore plaintiffs refiled their suits separately in the Georgia State Court of Fulton County.

On or about May 24, 2007, the parties entered into a Memorandum of Settlement to resolve all of these claims. As discussed further in Note 4 to the Consolidated Financial Statements, included in Accounts and Notes Receivable, Net at June 5, 2007 was a receivable from our insurance company as the amounts of these settlements have been covered under our general liability insurance policies subject to our normal deductible.

Employment Agreement

RTI has an employment agreement with Samuel E. Beall, III, pursuant to which Mr. Beall has agreed to serve as Chief Executive Officer of the Company until June 18, 2010. Pursuant to this agreement, Mr. Beall is compensated at a base salary (adjusted annually based on various Company or market factors) and is also entitled to an annual bonus opportunity and a long-term incentive compensation program, which currently includes stock option and restricted stock grants and life insurance coverage. Mr. Beall’s employment agreement provides for certain severance payments to be made in the event of a termination other than for cause, or a qualified termination following a change in control.

The agreement defines the circumstances which will constitute a change in control. If the severance payments had been due as of June 5, 2007, we would have been required to make payments totaling approximately $8.0 million.

Purchase Commitments

The Company has minimum purchase commitments with various vendors. Outstanding commitments as of June 5, 2007 were approximately $176.1 million, a portion of which we believe will be purchased by certain franchisees. These obligations consist of construction projects, supplies, various types of meat, cheese, soups/sauces, paper products, and other food products, which are an integral part of the business operations of Ruby Tuesday, Inc.

11. Subsequent Events

On June 6, 2007, RTI acquired the remaining 50% partnership interests of RT West Palm Beach for $1.7 million plus assumed debt, bringing the Company’s equity interest in this franchise to 100%. At the time of acquisition RT West Palm Beach operated 11 Ruby Tuesday restaurants and had debt and capital leases totaling $7.9 million, none of which were payable to RTI. Included in the five-year future minimum sub-lease payment table shown within Note 5 to the Consolidated Financial Statements is $3.1 million of future lease payments attributable as of June 5, 2007 to RT West Palm Beach.

On June 13, 2007, RTI transferred 49% of our interest in RT Michigan Franchise, LLC (“RT Michigan”) to our franchise partner for no consideration, thereby leaving ourselves with a 1% interest. RT Michigan operated 14 Ruby Tuesday restaurants as of June 5, 2007. Equity method losses totaling $0.4 million were recorded by the Company in fiscal 2007 relative to RT Michigan.

On July 11, 2007, the Company’s Board of Directors declared a semi-annual cash dividend of $0.25 per share payable August 7, 2007, to shareholders of record on July 23, 2007. On that same date, the Board of Directors also authorized the repurchase of an additional 6.5 million shares of RTI common stock, bringing the total available for repurchase to 9.6 million shares as of July 11, 2007.

Subsequent to year end, and through the date of this filing, RTI has repurchased 1.7 million shares of its common stock at a total cost of $39.5 million.

12. Supplemental Quarterly Financial Data (Unaudited)

Quarterly financial results for the years ended June 5, 2007 and June 6, 2006, are summarized below.

(In thousands, except per-share data)

	For the Year Ended June 5, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$338,659	$336,819	$377,940	$356,809	$1,410,227
Gross profit*	$84,302	$80,304	$98,593	$86,274	$349,473
Income before income taxes	$32,179	$24,956	$41,467	$33,796	$132,398
Provision for income taxes	10,629	8,227	12,812	9,062	40,730
Net income	$21,550	$16,729	$28,655	$24,734	$91,668

Earnings per share:
Basic	$0.37	$0.28	$0.49	$0.46	$1.60
Diluted**	$0.37	$0.28	$0.49	$0.46	$1.59

	For the Year Ended June 6, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$308,223	$295,062	$338,643	$364,312	$1,306,240
Gross profit*	$77,626	$69,916	$91,198	$95,373	$334,113
Income before income taxes	$32,644	$25,756	$45,221	$47,337	$150,958
Provision for income taxes	11,001	8,320	15,029	15,631	49,981
Net income	$21,643	$17,436	$30,192	$31,706	$100,977

Earnings per share:
Basic	$0.34	$0.28	$0.51	$0.54	$1.67
Diluted	$0.34	$0.28	$0.50	$0.53	$1.65

* We define gross profit as revenue less cost of merchandise, payroll and related costs, and other restaurant operating costs. Gross profit amounts presented above for the first two quarters of fiscal 2007 differ from amounts which could have been previously computed due to the reclassifications of losses from Specialty Restaurant Group, LLC bankruptcy which were separately presented within our Consolidated Statement of Income beginning in the third quarter of fiscal 2007. The reclassifications did not impact previously reported net income.

** The sum of the quarterly net income per share amounts do not equal the reported annual amount as each is computed independently based upon the weighted-average number of shares outstanding for the period.

As discussed further in Note 1 to the Consolidated Financial Statements, the Company adopted SFAS 123(R) as of the beginning of fiscal 2007. Also, the fourth quarter of fiscal 2006 contained 14 weeks, while all other quarters presented above contained 13 weeks.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Ruby Tuesday, Inc.:

We have audited the accompanying consolidated balance sheets of Ruby Tuesday, Inc. and subsidiaries (the “Company”) as of June 5, 2007 and June 6, 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 5, 2007. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ruby Tuesday, Inc. and subsidiaries as of June 5, 2007 and June 6, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended June 5, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, effective June 7, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, and changed its method of accounting for share-based payments.

As discussed in Note 8 to the Consolidated Financial Statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R), in 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 5, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 3, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Louisville, Kentucky

August 3, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Ruby Tuesday, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A, that Ruby Tuesday, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 5, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 5, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 5, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 5, 2007 and June 6, 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended June 5, 2007, and our report dated August 3, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Louisville, KY

August 3, 2007

Item 9. Changes in and Disagreements With Accountants on

Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are operating effectively and are properly designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure in the reports filed or submitted under the Securities Exchange Act of 1934, as amended.

Management’s Report on Internal Control over Financial Reporting

Under Section 404 of The Sarbanes-Oxley Act of 2002, our management is required to assess the effectiveness of the Company's internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether the Company's internal control over financial reporting is effective.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report. In this assessment, the Company applied criteria based on the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company's assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of June 5, 2007.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has also audited our management's assessment of the effectiveness of the Company's internal control over financial reporting and the effectiveness of the Company's internal control over financial reporting as of June 5, 2007 as stated in their report filed herein.

Changes in Internal Controls

During the fiscal quarter ended June 5, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

We expect to file a definitive proxy statement relating to our 2007 Annual Meeting of shareholders (the “2007 Proxy Statement”) with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2007 Proxy Statement that specifically address disclosure requirements of Items 10-14 below are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 regarding the directors of the Company is incorporated herein by reference to the information set forth in the table entitled “Director and Director Nominee Information” under “Election of Directors” in the 2007 Proxy Statement.

Information regarding executive officers of the Company has been included in Part I of this Annual Report under the caption “Executive Officers of the Company.”

Information regarding corporate governance of the Company is incorporated herein by reference to the information set forth under the caption, “Corporate Governance” in the 2007 Proxy Statement.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal Year 2007,” “2007 Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested in Fiscal Year 2007,” “Nonqualified Deferred Compensation,” “2007 Pension Benefits,” “Employment Agreement,” “Directors’ Fees and Attendance,” and “2007 Director Compensation” in the 2007 Proxy Statement relating to the Annual Meeting.

Item 12. Security Ownership of Certain Beneficial Owners

and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the information set forth in the table captioned “Beneficial Ownership of Common Stock” and the information set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2007 Proxy Statement relating to the Annual Meeting.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the information set forth under the caption “Related Party Transactions” in the 2007 Proxy Statement relating to the Annual Meeting.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the information set forth under the caption “Accountant’s Fees and Expenses” in the 2007 Proxy Statement relating to the Annual Meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)  The following documents are filed as part of this report:

1.	Financial Statements:
The financial statements of the Company and its subsidiaries are listed in the accompanying “Index to
Consolidated Financial Statements” on page 34.
2.	Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts for the Years Ended June 5, 2007, June 6, 2006, and May 31, 2005 (in thousands):

		Charged/	Charged/
	Balance at	(Credited)	(Credited)
	Beginning	to Costs	to other		Balance at
Description	of Period	and Expenses	Accounts	Write-offs	End of Period
			(a)	(b)
Allowance for Doubtful Notes

Fiscal Year Ended June 5, 2007	$ 5,618	$ (197)			$ 5,421

Fiscal Year Ended June 6, 2006	3,854	2,046		$(282)	5,618

Fiscal Year Ended May 31, 2005	5,655	632	$(2,433)		3,854

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

The exhibits filed with or incorporated by reference in this report are listed on the Exhibit Index beginning on page 71.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.
Date: August 3, 2007	By: /s/ Samuel E. Beall, III
Samuel E. Beall, III
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Position	Date
/s/ Samuel E. Beall, III Samuel E. Beall, III	Chairman of the Board, President and Chief Executive Officer	Date: August 3, 2007

/s/ Marguerite N. Duffy Marguerite N. Duffy	Senior Vice President, Chief Financial Officer	Date: August 3, 2007

/s/ Claire L. Arnold Claire L. Arnold	Director	Date: August 3, 2007

/s/ Kevin T. Clayton Kevin T. Clayton	Director	Date: August 3, 2007

/s/ James A. Haslam, III James A. Haslam, III	Director	Date: August 3, 2007

/s/ Bernard Lanigan Jr. Bernard Lanigan Jr.	Director	Date: August 3, 2007

/s/ John B. McKinnon John B. McKinnon	Director	Date: August 3, 2007

/s/ Dr. Donald Ratajczak Dr. Donald Ratajczak	Director	Date: August 3, 2007

/s/ Stephen I. Sadove Stephen I. Sadove	Director	Date: August 3, 2007

RUBY TUESDAY, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation, as amended, of Ruby Tuesday, Inc. (1)

3.2	Bylaws, as amended, of Ruby Tuesday, Inc. (2)

4.1	Specimen Common Stock Certificate. (1)

10.1	Ruby Tuesday, Inc. Executive Supplemental Pension Plan, amended and restated as of January 1, 2007.* +

10.2	Morrison Restaurants Inc. Stock Incentive and Deferred Compensation Plan for Directors together with First Amendment, dated as of June 29, 1995.* (3)

10.3	Form of Second Amendment to Stock Incentive and Deferred Compensation Plan for Directors.* (4)

10.4	Form of Third Amendment to Stock Incentive and Deferred Compensation Plan for Directors.* (5)

10.5	Fourth Amendment, dated as of July 8, 2002, to the Stock Incentive and Deferred Compensation Plan for Directors.* (6)

10.6	Fifth Amendment, dated as of July 6, 2005, to the Stock Incentive and Deferred Compensation Plan for Directors.* (7)

10.7	Sixth Amendment, dated as of July 11, 2006, to the Stock Incentive and Deferred Compensation Plan for Directors.* (8)

10.8	Seventh Amendment, dated as of July 11, 2007, to the Stock Incentive and Deferred Compensation Plan for Directors.* +

10.9	Ruby Tuesday, Inc. 2003 Stock Incentive Plan (formerly the 1996 Non-Executive Stock Incentive Plan (formerly the Morrison Restaurants Inc. 1993 Non-Executive Stock Incentive Plan)).* (9)

10.10	First Amendment, dated as of July 6, 2005, to the 2003 Stock Incentive Plan.* (10)

10.11	Second Amendment, dated as of July 11, 2006, to the 2003 Stock Incentive Plan.* (11)

10.12	Ruby Tuesday, Inc. 2006 Executive Incentive Compensation Plan.* (12)

10.13

Morrison Restaurants Inc. Deferred Compensation Plan, as restated effective January 1, 1994, together with amended and restated Trust Agreement, dated as of December 1, 1992, to Deferred Compensation Plan.* (13)

10.14	Morrison Restaurants Inc. Management Retirement Plan together with First Amendment, dated as of June 30, 1994 and Second Amendment, dated as of July 31, 1995.* (14)

10.15	Form of Third Amendment to Management Retirement Plan.* (15)

10.16	Form of Fourth Amendment to Management Retirement Plan.* (16)

10.17	Form of Fifth Amendment to Management Retirement Plan.* (17)

10.18	Sixth Amendment, dated as of April 9, 2001, to the Ruby Tuesday, Inc. Management Retirement Plan.* (18)

10.19	Seventh Amendment (dated as of October 5, 2004) to the Ruby Tuesday, Inc. Management Retirement Plan.* (19)

10.20	Morrison Retirement Plan, as amended and restated effective January 1, 2005, to reflect the First through Seventh Amendments, respectively.* (20)

10.21	First Amendment dated as of January 9, 2007 to the Morrison Retirement Plan.* (21)

10.22	Executive Group Life and Executive Accidental Death and Dismemberment Plan.* (22)

10.23	Morrison Restaurants Inc. Executive Life Insurance Plan.* (23)

10.24	Form of First Amendment to the Morrison Restaurants Inc. Executive Life Insurance Plan.* (24)

10.25	Second Amendment (dated as of January 1, 2004) to the Ruby Tuesday Inc. Executive Life Insurance Plan (formerly the Morrison Restaurants Inc. Executive Life Insurance Plan).* (25)

10.26	Ruby Tuesday Inc. Executive Life Insurance Premium Plan dated as of January 1, 2004.* (26)

10.27	Ruby Tuesday, Inc. 1996 Stock Incentive Plan, restated as of September 30, 1999.* (27)

10.28	First Amendment, dated as of July 10, 2000, to the restated Ruby Tuesday, Inc. 1996 Stock Incentive Plan.* (28)

10.29	Indenture, dated as of April 9, 2001, to the Ruby Tuesday, Inc. Salary Deferral Plan.* (29)

10.30	First Amendment, dated as of February 11, 2002, to the Ruby Tuesday, Inc. Salary Deferral Plan.* (30)

10.31	Second Amendment, dated as of December 9, 2002, to the Ruby Tuesday, Inc. Salary Deferral Plan.* (31)

10.32	Third Amendment, dated as of December 8, 2004, to the Ruby Tuesday, Inc. Salary Deferral Plan (formerly the Morrison Restaurants Inc. Salary Deferral Plan).* (32)

10.33	Fourth Amendment, dated as of December 8, 2005, to the Ruby Tuesday, Inc. Salary Deferral Plan.* (33)

10.34	Fifth Amendment, dated as of December 14, 2006, to the Ruby Tuesday, Inc. Salary Deferral Plan.* (34)

10.35	Ruby Tuesday, Inc. Deferred Compensation Plan Trust Agreement restated as of June 1, 2001.* (35)

10.36	First Amendment, dated as of June 10, 2002, to the Ruby Tuesday, Inc. Deferred Compensation Plan Trust Agreement.* (36)

10.37	Ruby Tuesday, Inc. Restated Deferred Compensation Plan, dated as of November 26, 2002.* (37)

10.38	Ruby Tuesday, Inc. 2005 Deferred Compensation Plan.* (38)

10.39	First Amendment, dated as of December 14, 2006, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan.* (39)

10.40	Second Amendment, dated as of July 11, 2007, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan.* +

10.41	Form of Non-Qualified Stock Option Award and Terms and Conditions (ESOP).* (40)

10.42	Form of Non-Qualified Stock Option Award and Terms and Conditions (MSOP).* (41)

10.43	Form of Non-Qualified Stock Option Award and Terms and Conditions (Beall).* (42)

10.44	Employment Agreement dated as of June 19, 1999, by and between Ruby Tuesday, Inc. and Samuel E. Beall, III.* (43)

10.45	First Amendment, dated as of January 9, 2003, to Employment Agreement by and between Ruby Tuesday, Inc. and Samuel E. Beall, III.* (44)

10.46	Description of 2006 Cash Bonus Plan.* (45)

10.47	Description of 2007 Cash Bonus Plan.* (46)

10.48	Distribution Agreement, dated as of March 2, 1996, by and among Morrison Restaurants Inc., Morrison Fresh Cooking, Inc. and Morrison Health Care, Inc. (47)

10.49

Amended and Restated Tax Allocation and Indemnification Agreement, dated as of March 2, 1996, by and among Morrison Restaurants Inc., Custom Management Corporation of Pennsylvania, Custom Management Corporation, John C. Metz & Associates, Inc., Morrison International, Inc., Morrison Custom Management Corporation of Pennsylvania, Morrison Fresh Cooking, Inc., Ruby Tuesday, Inc., a Delaware corporation, Ruby Tuesday (Georgia), Inc., a Georgia corporation, Tias, Inc. and Morrison Health Care, Inc. (48)

10.50	Agreement Respecting Employee Benefit Matters, dated as of March 2, 1996, by and among Morrison Restaurants Inc., Morrison Fresh Cooking, Inc. and Morrison Health Care, Inc. (49)

10.51	Form of Non-Qualified Stock Option Award and Terms and Conditions (DSOP).* (50)

10.52	Form of Restricted Stock Award and Additional Terms and Conditions.* (51)

10.53	Trust Agreement (dated as of July 23, 2004) between Ruby Tuesday Inc. and U.S. Trust Company, N.A.* (52)

10.54

Master Distribution Agreement, dated as of December 8, 2006 and effective as of November 15, 2006, by and between Ruby Tuesday, Inc. and PFG Customized Distribution (portions of which have been redacted pursuant to a confidential treatment request filed with the SEC). (53)

10.55

Amended and Restated Revolving Credit Agreement, dated as of February 28, 2007, by and among Ruby Tuesday, Inc., the Lenders, and Bank of America, N.A., as Administrative Agent, Issuing Bank and Swingline Lender. (54)

10.56

Amended and Restated Loan Facility Agreement and Guaranty by and among Ruby Tuesday, Inc., Bank of America, N.A., as Servicer, Amsouth Bank, as Documentation Agent, SunTrust Bank, as Co-Syndication Agent, Wachovia Bank N.A., as Co-Syndication Agent, and each of the participants party hereto dated as of November 19, 2004, Banc of America Securities LLC as Lead Arranger. (55)

10.57

First Amendment to Amended and Restated Loan Facility Agreement and Guaranty, dated as of September 8, 2006, by and among Ruby Tuesday, Inc., and Bank of America, N.A., as Servicer, and the Participants. (56)

10.58

Second Amendment to Amended and Restated Loan Facility Agreement and Guaranty, dated as of February 28, 2007, by and among Ruby Tuesday, Inc., the Participants, and Bank of America, N.A., as Servicer and Agent for the Participants. (57)

10.59	Amended and Restated Revolving Credit Note, Lender Commitment Agreement (dated as of November 7, 2005) and Commitment Schedule. (58)

10.60	Note Purchase Agreement, dated as of April 3, 2003, by and among Ruby Tuesday, Inc. and the Purchasers, together with forms of notes and subsidiary guaranty agreement. (59)

10.61	First Amendment, dated as of October 1, 2003, to Note Purchase Agreement, dated as of April 1, 2003, by and among Ruby Tuesday, Inc. and the Purchasers. (60)

10.62	Restricted Stock Award. (61)

10.63	Restricted Stock Award (Beall). (62)

10.64	Non-Qualified Stock Option Award (Beall). (63)

10.65	First Amendment to the Ruby Tuesday, Inc. Non-Qualified Stock Option Award. (64)

21.1	Subsidiaries of Ruby Tuesday, Inc.+

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.+

31.1	Certification of Chairman of the Board, President, and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of Chairman of the Board, President, and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

Footnote	Description

*	Management contract or compensatory plan or arrangement.

+	Filed herewith.

(1)	Incorporated by reference to Exhibit of the same number to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(2)	Incorporated by reference to Exhibit of the same number to Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 30, 2004 by Ruby Tuesday, Inc. (File No. 1-12454).

(3)

Incorporated by reference to Exhibit 10(c) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 3, 1995 filed with the Securities and Exchange Commission on September 1, 1995 (File No. 1-12454).

(4)	Incorporated by reference to Exhibit 10.29 to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(5)

Incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 3, 2003, filed with the Securities and Exchange Commission on August 15, 2003 (File No. 1-12454).

(6)

Incorporated by reference to Exhibit 99.5 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 15, 2003 by Ruby Tuesday, Inc. for the three month period ended December 3, 2002 (File No. 1-12454).

(7)

Incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended May 31, 2005, filed with the Securities and Exchange Commission on August 2, 2005 (File No. 1-12454).

(8)

Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 9, 2007 by Ruby Tuesday, Inc. for the three month period ended December 5, 2006 (File No. 1-12454).

(9)

Incorporated by reference to Exhibit 10(h) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 5, 1993 (File No. 0-1750) and by reference to Exhibit 10.10 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 1, 2004, filed with the Securities and Exchange Commission on July 30, 2004 (File No. 1-12454).

(10)

Incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 6, 2006, filed with the Securities and Exchange Commission on August 8, 2006 (File No. 1-12454).

(11)

Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 9, 2007 by Ruby Tuesday, Inc. for the three month period ended December 5, 2006 (File No. 1-12454).

(12)

Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 9, 2007 by Ruby Tuesday, Inc. for the three month period ended December 5, 2006 (File No. 1-12454).

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

(20)

Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 11, 2007 by Ruby Tuesday, Inc. for the three month period ended March 6, 2007 (File No. 1-12454).

(21)

Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 11, 2007 by Ruby Tuesday, Inc. for the three month period ended March 6, 2007 (File No. 1-12454).

(22)	Incorporated by reference to Exhibit 10(q) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 3, 1989 (File No. 0-1750).

(23)	Incorporated by reference to Exhibit 10(a)(a) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 4, 1994 (File No. 1-12454).

(24)

Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 3, 2003, filed with the Securities and Exchange Commission on August 15, 2003 (File No. 1-12454).

(25)

Incorporated by reference to Exhibit 99.2 to Form 10-Q filed with the Securities and Exchange Commission on January 10, 2005 by Ruby Tuesday, Inc. for the three month period ended November 30, 2004 (File No. 1-12454).

(26)

Incorporated by reference to Exhibit 99.1 to Form 10-Q filed with the Securities and Exchange Commission on January 10, 2005 by Ruby Tuesday, Inc. for the three month period ended November 30, 2004 (File No. 1-12454).

(27)

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

(30)

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

(33)

Incorporated by reference to Exhibit 10.42 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 6, 2006, filed with the Securities and Exchange Commission on August 8, 2006 (File No. 1-12454).

(34)

Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 9, 2007 by Ruby Tuesday, Inc. for the three month period ended December 5, 2006 (File No. 1-12454).

(35)

Incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 5, 2001 filed with the Securities and Exchange Commission on August 31, 2001 (File No. 1-12454).

(36)

Incorporated by reference to Exhibit 10.58 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 4, 2002 filed with the Securities and Exchange Commission on August 29, 2002 (File No. 1-12454).

(37)

Incorporated by reference to Exhibit 99.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 15, 2003 by Ruby Tuesday, Inc. for the three month period ended December 3, 2002 (File No. 1-12454).

(38)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2005 (File No. 1-12454).

(39)

Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 9, 2007 by Ruby Tuesday, Inc. for the three month period ended December 5, 2006 (File No. 1-12454).

(40)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2005 (File No. 1-12454).

(41)	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2005 (File No. 1-12454).

(42)	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2005 (File No. 1-12454).

(43)

Incorporated by reference to Exhibit 99.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 19, 2000 by Ruby Tuesday, Inc. for the three month period ended December 5, 1999 (File No. 1-12454).

(44)

Incorporated by reference to Exhibit 99.7 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 15, 2003 by Ruby Tuesday, Inc. for the three month period ended December 3, 2002 (File No. 1-12454).

(45)	Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 14, 2006 by Ruby Tuesday, Inc. (File No. 1-12454).

(46)	Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 14, 2006 by Ruby Tuesday, Inc. (File No. 1-12454).

(47)	Incorporated by reference to Exhibit 10.23 to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(48)	Incorporated by reference to Exhibit 10.24 to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(49)	Incorporated by reference to Exhibit 10.25 to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(50)	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2005 (File No. 1-12454).

(51)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2005 (File No. 1-12454).

(52)

Incorporated by reference to Exhibit 99.3 to Form 10-Q filed with the Securities and Exchange Commission on January 10, 2005 by Ruby Tuesday, Inc. for the three month period ended November 30, 2004 (File No. 1-12454).

(53)

Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 9, 2007 by Ruby Tuesday, Inc. for the three month period ended December 5, 2006 (File No. 1-12454).

(54)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on March 5, 2007 (File No. 1-12454).

(55)	Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on November 24, 2004 (File No. 1-12454).

(56)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on September 14, 2006 (File No. 1-12454).

(57)	Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on March 5, 2007 (File No. 1-12454).

(58)

Incorporated by reference to Exhibit 99.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 9, 2006 by Ruby Tuesday, Inc. for the three month period ended November 29, 2005 (File No. 1-12454).

(59)	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2003 (File No. 1-12454).

(60)	Incorporated by reference to Exhibit 99.4 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 16, 2004 (File No. 1-12454).

(61)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2007 (File No. 1-12454).

(62)	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2007 (File No. 1-12454).

(63)	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2007 (File No. 1-12454).

(64)	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2007 ( File No. 1-12454).