Form 10-Q
period 2007-09-04
RUBY TUESDAY INC
filed 2007-10-11
CIK 68270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  September 4, 2007

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

51,699,828
(Number of shares of common stock, $0.01 par value, outstanding as of October 8, 2007)

RUBY TUESDAY, INC.

 PART I — FINANCIAL INFORMATION

ITEM 1.

RUBY TUESDAY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	SEPTEMBER 4, 2007	JUNE 5, 2007
	(NOTE A)
Assets
Current assets:
Cash and short-term investments	$ 8,312	$ 25,892
Accounts and notes receivable, net	9,648	14,773
Inventories:
Merchandise	12,579	11,825
China, silver and supplies	8,208	8,207
Deferred income taxes	4,391	4,839
Prepaid rent and other expenses	13,786	14,542
Assets held for sale	28,736	20,368
Total current assets	85,660	100,446
Property and equipment, net	1,048,956	1,033,336
Goodwill	18,927	16,935
Notes receivable, net	8,645	9,212
Other assets	67,867	69,927

Total assets	$ 1,230,055	$ 1,229,856
Liabilities & shareholders’ equity
Current liabilities:
Accounts payable	$ 40,577	$ 39,435
Accrued liabilities:
Taxes, other than income taxes	19,600	19,986
Payroll and related costs	10,843	8,740
Insurance	7,965	13,525
Deferred revenue – gift cards	7,192	8,578
Rent and other	27,342	25,985
Current portion of long-term debt, including capital leases	2,376	1,779
Income tax payable	9,035	5,730
Total current liabilities	124,930	123,758
Long-term debt and capital leases, less current maturities	550,645	512,559
Deferred income taxes	31,034	37,107
Deferred escalating minimum rent	40,530	39,824
Other deferred liabilities	80,079	77,282
Total liabilities	827,218	790,530
Commitments and contingencies (Note L)
Shareholders’ equity:
Common stock, $0.01 par value; (authorized 100,000 shares;
issued 51,690 shares at 9/04/07; 53,240 shares at 6/05/07)	517	532
Capital in excess of par value	2,103	2,246
Retained earnings	410,253	446,584
Deferred compensation liability payable in
Company stock	3,710	3,861
Company stock held by Deferred Compensation Plan	(3,710)	(3,861)
Accumulated other comprehensive loss	(10,036)	(10,036)
	402,837	439,326
Total liabilities & shareholders’ equity	$ 1,230,055	$ 1,229,856
The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	THIRTEEN WEEKS ENDED
	SEPTEMBER 4, 2007	SEPTEMBER 5, 2006

	(NOTE A)
Revenue:
Restaurant sales and operating revenue	$ 342,994	$ 334,811
Franchise revenue	3,803	3,848
	346,797	338,659
Operating costs and expenses:
Cost of merchandise	92,693	89,670
Payroll and related costs	109,941	103,543
Other restaurant operating costs	66,887	61,144
Depreciation and amortization	23,593	18,382
Loss from Specialty Restaurant Group, LLC bankruptcy	164	88
Selling, general and administrative, net of support service
fee income totaling $2,586 in 2008 and $3,098 in 2007	29,753	29,427
Equity in losses/(earnings) of unconsolidated franchises	846	(68)
Interest expense, net	7,099	4,294
	330,976	306,480

Income before income taxes	15,821	32,179
Provision for income taxes	4,731	10,629

Net income	$ 11,090	$ 21,550

Earnings per share:
Basic	$ 0.21	$ 0.37
Diluted	$ 0.21	$ 0.37

Weighted average shares:
Basic	52,146	58,141
Diluted	52,429	58,521

Cash dividends declared per share	$ 0.25	$ 0.25
The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	THIRTEEN WEEKS ENDED
	SEPTEMBER 4, 2007	SEPTEMBER 5, 2006

	(NOTE A)
Operating activities:
Net income	$ 11,090	$ 21,550
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	23,593	18,382
Amortization of intangibles	140	92
Provision for bad debts		(344)
Deferred income taxes	(3,310)	(1,086)
Gain on disposition of assets, net of impairments	(791)	(1,286)
Equity in losses/(earnings) of unconsolidated franchises	846	(68)
Distributions received from unconsolidated franchises	23	287
Share-based compensation expense	2,603	2,309
Excess tax benefit from share-based compensation	(378)	(49)
Other	(1)	8
Changes in operating assets and liabilities:
Receivables	531	1,100
Inventories	(416)	(724)
Income tax payable	3,683	8,641
Prepaid and other assets	743	(3,222)
Accounts payable, accrued and other liabilities	2,593	790
Net cash provided by operating activities	40,949	46,380

Investing activities:
Purchases of property and equipment	(38,164)	(40,624)
Acquisition of franchise and other entities	(2,710)	(3,002)
Proceeds from disposal of assets	2,701	6,561
Insurance proceeds from property claims		1,000
Other, net	(930)	(1,995)
Net cash used by investing activities	(39,103)	(38,060)

Financing activities:
Proceeds from long-term debt	31,500	2,200
Principal payments on long-term debt	(667)	(2,289)
Proceeds from issuance of stock, including treasury stock	2,047	404
Excess tax benefits from share-based compensation	378	49
Stock repurchases	(39,491)	(14)
Dividends paid	(13,193)	(14,549)
Net cash used by financing activities	(19,426)	(14,199)

Decrease in cash and short-term investments	(17,580)	(5,879)
Cash and short-term investments:
Beginning of year	25,892	22,365
End of quarter	$ 8,312	$ 16,486

Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amount capitalized	$ 5,885	$ 3,125
Income taxes, net	$ 4,361	$ 3,097
Significant non-cash investing and financing activities:
Retirement of fully depreciated assets	$ 8,984
Reclassification of properties to assets held for sale or receivables	$ 9,119
Assumption of debt and capital leases related to franchise
partnership acquisitions	$ 7,850	$ 8,696
Liability for claim settlements and insurance receivables	$ (4,995)

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI”, “we” or the “Company”), owns and operates Ruby Tuesday® casual dining restaurants. We also franchise the Ruby Tuesday concept in select domestic and international markets. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the 13-week period ended September 4, 2007 are not necessarily indicative of results that may be expected for the year ending June 3, 2008.

The condensed consolidated balance sheet at June 5, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in RTI’s Annual Report on Form 10-K for the fiscal year ended June 5, 2007.

NOTE B – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. Diluted earnings per share gives effect to restricted stock and options outstanding during the applicable periods. The stock options and restricted shares included in the diluted weighted average shares outstanding totaled 0.3 million and 0.4 million for the 13 weeks ended September 4, 2007 and September 5, 2006, respectively.

Stock options with an exercise price greater than the average market price of our common stock and certain options with unrecognized compensation expense do not impact the computation of diluted earnings per share because the effect would be anti-dilutive. For the 13 weeks ended September 4, 2007 and September 5, 2006, there were 5.5 million and 4.9 million unexercised options, respectively, that were excluded from the computation of diluted earnings per share.

NOTE C – SHARE-BASED EMPLOYEE COMPENSATION

The Company compensates its employees and Directors using share-based compensation through the following plans:

The Ruby Tuesday, Inc. Stock Incentive and Deferred Compensation Plan for Directors

Under the Ruby Tuesday, Inc. Stock Incentive and Deferred Compensation Plan for Directors (the “Plan”), non-employee directors are eligible to be awarded an option to purchase shares of common stock. Options issued under the Plan become vested after thirty months and are exercisable until five years after the grant date. Stock option exercises are settled with the issuance of new shares.

All options awarded under the Plan have been at the fair market value at the time of grant. A Committee, appointed by the Board, administers the Plan. At September 4, 2007, we had reserved 534,000 shares of common stock under this Plan, 295,000 of which were subject to options outstanding.

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

At September 4, 2007, we had reserved a total of 8,295,000 shares of common stock for the 2003 SIP, 6,499,000 of which were subject to options outstanding. Stock option exercises are settled with the issuance of new shares.

Stock Options

The following table summarizes the activity in options for the first quarter of fiscal 2008 under these stock option plans (in thousands, except per-share data):

		Weighted-
		Average
	Options	Exercise Price
Balance at June 5, 2007	6,928	$ 26.56
Granted	–	–
Exercised	(113)	18.00
Forfeited	(21)	30.99
Balance at September 4, 2007	6,794	$ 26.69

Exercisable at September 4, 2007	3,072	$ 25.93

At September 4, 2007, there was approximately $8.7 million of unrecognized pre-tax compensation expense related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of 1.5 years.

No stock options were awarded during the 13 weeks ended September 4, 2007.

Restricted Stock

The following table summarizes the status of our restricted-stock activity for the first quarter of fiscal 2008 (in thousands, except per-share data):

Weighted-Average
	Restricted	Grant-Date
	Stock	Fair Value
Non-vested at June 5, 2007	317	$ 27.08
Granted	–	–
Vested	–	–
Forfeited	–	–
Non-vested at September 4, 2007	317	$ 27.08

The fair value of the restricted share awards was based on the Company’s fair market value at the time of grant. At September 4, 2007, unrecognized compensation expense related to restricted stock grants expected to vest totaled approximately $0.5 million and will be recognized over a weighted average vesting period of approximately 2.3 years.

During the fourth quarter of fiscal 2007, RTI granted approximately 267,000 restricted shares to certain employees under the terms of the 2003 SIP. A performance condition, to be measured in June 2008, will determine the maximum number of restricted shares that can vest. At September 4, 2007, there was no unrecognized compensation expense related to this award as the performance condition is not expected to be achieved.

Other Share-Based Compensation

During the first quarter of fiscal 2007, RTI granted 60,000 stock appreciation rights (“SARs”) to a strategic partner. The award will vest on July 5, 2008 provided that the strategic partner is still providing services to RTI. This award will expire in five years and will be settled in cash, if exercised, for the difference between the current market price on the date of exercise and $25.84, the strike price.

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

Expense for the 240,000 SARs outstanding as of September 4, 2007 is measured based on the Black-Scholes fair value of the SARs and is amortized over the vesting period. For the 13 weeks ended September 4, 2007, we recognized a nominal amount of income relating to the reversal of share-based expense related to the SARs. At September 4, 2007, unrecognized, pre-tax expense related to the portion of the awards expected to vest was approximately $0.1 million. Because of the cash settlement feature, these awards have been liability-classified in our Condensed Consolidated Balance Sheets.

NOTE D – ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable – current consist of the following (in thousands):

	September 4, 2007	June 5, 2007

Rebates receivable	$854	$938
Amounts due from franchisees	3,493	3,772
Other receivables	1,914	7,457
Current portion of notes receivable, net of allowance for
doubtful accounts and equity method losses totaling
$246 in 2008 and $157 in 2007	3,387	2,606
	$9,648	$14,773

The Company negotiates purchase arrangements, including price terms, with designated and approved suppliers on behalf of RTI and the franchise system. We receive various volume discounts and rebates based on purchases for our Company-owned restaurants from certain suppliers.

Amounts due from franchisees consist of royalties, license and other miscellaneous fees, almost all of which represent the prior month's billings. Also included in this amount is the current portion of the straight-lined rent receivable from franchise sublessees and the amount to be collected in exchange for RTI’s guarantees of certain franchise partnership debt.

Other receivables at June 5, 2007 primarily consisted of insurance proceeds associated with a dram shop liability case settled before, but not paid until after, year-end. The offsetting liability was included in insurance within the accrued liabilities section of the Condensed Consolidated Balance Sheet.

Notes receivable consist of the following (in thousands):

	September 4, 2007	June 5, 2007

Notes receivable from domestic franchisees	$17,935	$17,413
Other	992	992
	18,927	18,405

Less current maturities, net (included in accounts
and notes receivable)	3,387	2,606
	15,540	15,799
Less allowances for doubtful notes and equity
method losses	6,895	6,587
Total notes receivable, net -- noncurrent	$8,645	$9,212

Notes receivable from franchise partnerships generally arise when Company-owned restaurants are sold to franchise partnerships (“refranchised”). Historically, these notes generally allowed for deferral of interest during the first one to three years and required only the payment of interest for up to six years from the inception of the note. Fourteen current franchisees received acquisition financing from RTI as part of the refranchising transactions. The amounts financed by RTI approximated 36% of the original purchase prices. Eight of these fourteen franchisees have paid their notes in full as of September 4, 2007.

As of September 4, 2007, all the franchise partnerships were making interest and/or principal payments on a monthly basis in accordance with the terms of these notes. All of the refranchising notes accrue interest at 10.0% per annum.

The allowance for doubtful notes represents our best estimate of losses inherent in the notes receivable at the balance sheet date. At September 4, 2007 the allowance for doubtful notes was $6.5 million, $1.0 million of which was transferred from equity method losses concurrent with the transfer of our 49% equity interest in RT Michigan Franchise, LLC (“RT Michigan”) to the franchise. See Note F to the Condensed Consolidated Financial Statements for more information. Included in the allowance for doubtful notes is $4.9 million allocated to the $11.8 million of debt due from six franchisees that, for the most recent reporting period, have either reported coverage ratios below the required levels with certain of their third party debt, or reported ratios above the required levels but for an insufficient amount of time.

Included in the allowance for doubtful notes at September 4, 2007 is $0.4 million, which represents RTI’s portion of the equity method losses of three of our 50%-owned franchise partnerships which was in excess of our recorded investment in those partnerships.

NOTE E – FRANCHISE PROGRAMS

As of September 4, 2007, we held a 50% equity interest in each of seven franchise partnerships which collectively operate 82 Ruby Tuesday restaurants. We apply the equity method of accounting to all 50%-owned franchise partnerships. Also, as of September 4, 2007, we held a 1% equity interest in each of eight franchise partnerships which collectively operate 63 restaurants and no equity interest in various traditional domestic and international franchises which collectively operate 99 restaurants.

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

NOTE F – BUSINESS ACQUISITIONS AND DISPOSITIONS

In June 2007, in conjunction with a previously announced strategy to acquire certain franchisees in the Eastern United States, RTI, through its subsidiaries, acquired the remaining 50% of the partnership interests of RT West Palm Beach Franchise, LP (“RT West Palm Beach”), thereby increasing its ownership to 100% of this partnership. RT West Palm Beach, previously a franchise partnership with 11 restaurants in Florida, was acquired for $1.7 million plus assumed debt.  Our Condensed Consolidated Financial Statements reflect the results of operations of these acquired restaurants subsequent to the date of acquisition.  This transaction was accounted for as a step acquisition using the purchase method as defined in SFAS No. 141, “Business Combinations.”  The purchase price was allocated to the fair value of property and equipment of $3.7 million, goodwill of $1.4 million, refranchise rights of $0.9 million, long-term debt and capital leases of $3.9 million, and other net liabilities of $0.4 million.  RT West Palm Beach had total debt and capital leases of $7.9 million at the time of acquisition, none of which was payable to RTI. In addition to recording the amounts discussed above, RTI reclassified its investment in RT West Palm Beach to account for the remainder of the assets and liabilities of RT West Palm Beach, which are now fully recorded within the Condensed Consolidated Balance Sheet of RTI.

On June 13, 2007, RTI transferred 49% of our interest in RT Michigan to our franchise partner for no consideration, thereby leaving ourselves with a 1% interest. RT Michigan operated 14 Ruby Tuesday restaurants as of June 5, 2007.

On June 27, 2007, we purchased certain assets from Wok Hay, LLC for $1.0 million. The purchase price was allocated to the fair value of property and equipment of $0.3 million, goodwill of $0.6 million, and other net assets of $0.1 million. At the time of acquisition, Wok Hay, LLC operated a fast casual Asian restaurant located in Knoxville, Tennessee. One of the sellers was granted, for no cash consideration, a 10% minority interest in the subsidiary we formed to acquire the Knoxville restaurant.

NOTE G – PROPERTY, EQUIPMENT AND OPERATING LEASES

Property and equipment, net, is comprised of the following (in thousands):

	September 4, 2007	June 5, 2007
Land	$209,865	$205,647
Buildings	440,359	429,721
Improvements	430,448	425,498
Restaurant equipment	300,459	294,810
Other equipment	101,237	99,911
Construction in progress	57,603	55,968
	1,539,971	1,511,555
Less accumulated depreciation and amortization	491,015	478,219
	$1,048,956	$1,033,336

Approximately 54% of our 691 restaurants are located on leased properties. Of these, approximately 57% are land leases only; the other 43% are for both land and building. The initial terms of these leases expire at various dates over the next 20 years. These leases may also contain required increases in minimum rent at varying times during the lease term and have options to extend the terms of the leases at a rate that is included in the original lease agreement. Most of our leases require the payment of additional (contingent) rent that is based upon a percentage of restaurant sales above agreed upon sales levels for the year. These sales levels vary for each restaurant and are established in the lease agreements. We recognize contingent rental expense (in annual as well as interim periods) prior to the achievement of the specified target that triggers the contingent rental expense, provided that achievement of that target is considered probable.

On November 20, 2000, the Company completed the sale of all 69 of its American Cafe (including L&N Seafood) and Tia’s Tex-Mex (“Tia’s”) restaurants to Specialty Restaurant Group, LLC (“SRG”), a limited liability company. A number of these restaurants were located on leased properties. RTI remains primarily liable on certain American Cafe and Tia’s leases that were subleased to SRG and contingently liable on others. SRG, on December 10, 2003, sold its 28 Tia’s restaurants to an unrelated entity and, as part of the transaction, further subleased certain Tia’s properties. During the fiscal quarter ended December 5, 2006, the third party to whom SRG had sold the Tia’s restaurants declared Chapter 7 bankruptcy. See Note L to the Condensed Consolidated Financial Statements for more information regarding the Tia’s leases.

SRG filed for Chapter 11 bankruptcy on February 14, 2007. See Note L to the Condensed Consolidated Financial Statements for more information regarding the SRG leases.

In June 2007, RTI, through its subsidiaries, acquired the remaining partnership interests of RT West Palm Beach, in which we had previously owned a 50% interest. RT West Palm Beach operated 11 Ruby Tuesday restaurants at the time of the acquisition and was scheduled to make future sub-lease payments totaling $3.1 million to various lessors as part of the sub-lease agreements with RTI. See Note F to the Condensed Consolidated Financial Statements for more information regarding this transaction.

NOTE H – LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

	September 4, 2007	June 5, 2007

Revolving credit facility	$378,500	$347,000
Unsecured senior notes:
Series A, due April 2010	85,000	85,000
Series B, due April 2013	65,000	65,000
Mortgage loan obligations	24,328	17,073
Capital lease obligations	193	265
	553,021	514,338
Less current maturities	2,376	1,779
	$550,645	$512,559

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

On February 28, 2007, RTI entered into an amendment and restatement of its previous five-year revolving credit agreement (the “Credit Facility”) such that the aggregate amount we may borrow increased to $500.0 million. This amount includes a $50.0 million subcommitment for the issuance of standby letters of credit and a $50.0 million subcommitment for swingline loans. The Credit Facility contains an additional provision permitting RTI to increase the aggregate amount of the Credit Facility by an additional amount up to $100.0 million. Proceeds from the additional capacity can be used for general corporate purposes, including additional capital expenditures and share repurchases. The Credit Facility will mature on February 23, 2012.

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

Under the terms of the Credit Facility, we had borrowings of $378.5 million with an associated floating rate of interest of 6.17% at September 4, 2007. As of June 5, 2007, we had $347.0 million outstanding with an associated floating rate of interest of 5.95%. After consideration of letters of credit outstanding, the Company had $101.9 million available under the Credit Facility as of September 4, 2007.

Both the Credit Facility and the notes issued in the Private Placement contain various restrictions, including limitations on additional debt, the payment of dividends and limitations regarding funded debt, minimum net worth, and minimum fixed charge coverage ratio. The Company is currently in compliance with its debt covenants.

In conjunction with the RT West Palm Beach franchise acquisition described further in Note F to the Condensed Consolidated Financial Statements, RTI acquired, directly and through its subsidiaries, the remaining 50% partnership interests of RT West Palm Beach, including the assumption of long-term debt and capital leases associated with this franchise partnership.

NOTE I – INCOME TAXES

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on June 6, 2007.

As a result of the adoption of FIN 48, the Company recognized a negligible increase in its liability for unrecognized tax benefits, which was accounted for as a reduction to our opening balance of retained earnings on June 5, 2007. The Company had a liability for unrecognized tax benefits of $5.8 million and $5.6 million as of September 4, 2007 and June 5, 2007, respectively. Upon adoption, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate is $3.6 million. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

Interest and penalties related to unrecognized tax benefits are recognized as components of income tax expense. As of September 4, 2007 and June 5, 2007, the Company had accrued $2.1 million and $2.2 million, respectively, for the payment of interest and penalties.

The Company is no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2006, and with few exceptions, state and local examinations by tax authorities prior to fiscal year 2004.

NOTE J – COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”) requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with U.S. generally accepted accounting principles. Total comprehensive income for the 13 weeks ended September 4, 2007 and September 5, 2006 was $11.1 million and $21.6 million, which was the same as net income for those periods. The only item that currently impacts the Company’s other comprehensive income is the minimum pension liability adjustment, which is typically adjusted annually in the fourth quarter.

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

On October 29, 2003, Piccadilly announced that it had filed for Chapter 11 protection in the United States Bankruptcy Court. Piccadilly withdrew as a sponsor of the Retirement Plan, with court approval, on March 4, 2004. Because RTI and Morrison Health Care, Inc. (“MHC”) were, at the time, the remaining sponsors of the Retirement Plan, they are jointly and severally required to make contributions to the Retirement Plan, or any successor plan, in such amounts as are necessary to satisfy all benefit obligations under the Retirement Plan. Participants formerly with Morrison Fresh Cooking, Inc. (“MFC”) were allocated between RTI and Compass in fiscal 2007.

Assets and obligations attributable to MHC participants, as well as participants, formerly with MFC, who were allocated to Compass following the bankruptcy, were spun out of the Retirement Plan effective June 30, 2006. Following Compass’s withdrawal, RTI remained the sole sponsor of the Retirement Plan.

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

The ultimate amount of Piccadilly liability that RTI will absorb relative to all three defined benefit pension plans will not be known until the completion of Piccadilly’s bankruptcy proceedings. This amount could be higher or lower than the amounts accrued based on management’s estimate at September 4, 2007. See Note L to the Condensed Consolidated Financial Statements for more information.

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

The following tables detail the components of net periodic benefit costs and the amounts recognized in our Condensed Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the “Pension Plans”) and the Postretirement Medical and Life Benefits plans (in thousands):

	Pension Benefits
	Thirteen weeks ended
	September 4, 2007	September 5, 2006
Service cost	$ 91	$ 75
Interest cost	566	532
Expected return on plan assets	(186)	(158)
Amortization of prior service cost	81	82
Recognized actuarial loss	244	222
Net periodic benefit cost	$ 796	$ 753

	Postretirement Medical and Life Benefits
	Thirteen weeks ended
	September 4, 2007	September 5, 2006
Service cost	$ 2	$ 4
Interest cost	26	29
Amortization of prior service cost	(2)	(4)
Recognized actuarial loss	24	29
Net periodic benefit cost	$ 50	$ 58

As disclosed in our Form 10-K for fiscal 2007, we are required to make contributions to the Retirement Plan in fiscal 2008. No contribution was required and we did not make any contributions to the Retirement Plan during the 13 weeks ended September 4, 2007. We expect to make contributions of $0.4 million for the remainder of fiscal 2008.

We also sponsor two defined contribution retirement savings plans. Information regarding these plans is included in RTI’s Annual Report on Form 10-K for the fiscal year ended June 5, 2007.

NOTE L – COMMITMENTS AND CONTINGENCIES

Guarantees

At September 4, 2007, we had certain third party guarantees, which primarily arose in connection with our franchising and divestiture activities. The majority of these guarantees expire at various dates ending in fiscal 2014. Generally, we are required to perform under these guarantees in the event that a third party fails to make contractual payments or, in the case of franchise partnership debt guarantees, achieve certain performance measures.

Franchise Partnership Guarantees

As part of the franchise partnership program, we have negotiated with various lenders a $48 million credit facility to assist the franchise partnerships with working capital needs and cash flows for operations (the “Franchise Facility”). As sponsor of the Franchise Facility, we serve as partial guarantor of the draws made by the franchise partnerships on the Franchise Facility. Although the Franchise Facility allows for individual franchise partnership loan commitments to the end of the Franchise Facility term, all current commitments are for 12 months. If desired, RTI can increase the amount of the Franchise Facility by up to $25 million (to a total of $73 million) or reduce the amount of the Franchise Facility. The Franchise Facility expires on October 5, 2011.

Prior to July 1, 2004, RTI also had an arrangement with a third party lender whereby we could choose, in our sole discretion, to partially guarantee specific loans for new franchisee restaurant development (the “Cancelled Facility”). Should payments be required under the Cancelled Facility, RTI has certain rights to acquire the operating restaurants after the third party debt is paid. On July 1, 2004, RTI terminated the Cancelled Facility and notified this third party lender that it would no longer enter into additional guarantee arrangements. RTI will honor the partial guarantees of the remaining two loans to franchise partnerships that were in existence as of the termination of the Cancelled Facility.

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

As of September 4, 2007, the amounts guaranteed under the Franchise Facility, the Cancelled Facility and the Franchise Development Facility were $35.2 million, $0.9 million and $6.8 million, respectively. The guarantees associated with the Franchise Development Facility are collateralized by a $6.8 million letter of credit. As of June 5, 2007, the amounts guaranteed under the Franchise Facility, the Cancelled Facility and the Franchise Development Facility were $30.4 million, $0.9 million and $6.8 million, respectively. Unless extended, guarantees under these programs will expire at various dates from September 2007 through June 2013. To our knowledge, all of the franchise partnerships are current in the payment of their obligations due under these credit facilities. We have recorded liabilities totaling $0.9 million and $1.2 million as of September 4, 2007 and June 5, 2007, respectively, related to these guarantees. This amount was determined based on amounts to be received from the franchise partnerships as consideration for the guarantees. We believe these amounts approximate the fair value of the guarantees.

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

During the second quarter of fiscal 2007, the third party owner to whom SRG had sold the Tia’s restaurants declared Chapter 7 bankruptcy. As of September 4, 2007, RTI remains primarily liable for two Tia’s leases, which have remaining cash payments due of approximately $1.5 million, and contingently liable for five other Tia’s leases, which have remaining cash payments of approximately $2.9 million. RTI has recorded an estimated liability of $1.2 million based on the unsettled claims made to date.

On January 2, 2007, SRG closed 20 of its restaurants, 14 of which were located on properties sub-leased from RTI. Four other SRG restaurants were closed in calendar 2006. SRG filed for Chapter 11 bankruptcy on February 14, 2007.

As of September 4, 2007, RTI had $0.5 million recorded within our liability for deferred escalating minimum rents for 10 SRG leases for which we remain primarily liable. These 10 SRG leases include seven restaurants which closed on January 2, 2007 and three restaurants scheduled by SRG to remain open at the current time. Scheduled cash payments for rent remaining on these leases at September 4, 2007 totaled $3.7 million and $0.4 million, respectively. Because many of these restaurants were located in malls, RTI may be liable for other charges such as common area maintenance and property taxes. In addition to the scheduled remaining payments, we believe SRG was $0.4 million behind in rent and related payments on RTI leases as of September 4, 2007.

Following the closing of the 20 SRG restaurants in January 2007, RTI performed an analysis of the now-closed properties in order to estimate the lease liability to be incurred from the closings. Based upon the analysis performed, a charge of $5.8 million was recorded during fiscal 2007. An additional charge of $0.2 million was recorded during the first quarter of fiscal 2008.

Two leases, which, at June 5, 2007, comprised $0.6 million of the lease liability reserve, were settled in the first quarter of fiscal 2008 at a total cost of $0.6 million. Deferred escalating minimum rent balances for these leases were negligible at the time of settlement. An additional $0.3 million was paid on currently unresolved leases during the first quarter of fiscal 2008.

In addition to the $0.5 million liability for deferred escalating minimum rent discussed above, as of September 4, 2007, RTI has recorded an estimated liability of $3.0 million based on seven SRG unsettled claims to date and an estimated liability of $0.1 million for additional charges on one SRG lease which was settled in fiscal 2007.

We will continue to review the situation relative to these, as well as the Tia’s, leases during the remainder of fiscal 2008 and adjust reserves as deemed appropriate.

During fiscal 1996, our shareholders approved the distribution (the “Distribution”) of our family dining restaurant business, then called Morrison Fresh Cooking, Inc., and our health care food and nutrition services business, then called Morrison Health Care, Inc. Subsequently, Piccadilly acquired MFC and Compass acquired MHC. Prior to the Distribution, we entered into various guarantee agreements with both MFC and MHC, most of which have expired. We do remain contingently liable for (1) payments to MFC and MHC employees retiring under (a) MFC’s and MHC’s versions of the Management Retirement Plan and the Executive Supplemental Pension Plan (the two non-qualified defined benefit plans) for the accrued benefits earned by those participants as of March 1996, and (b) funding obligations under the Retirement Plan maintained by MFC and MHC following the Distribution (the qualified plan), and (2) payments due on certain workers’ compensation claims. As payments are required under these guarantees, RTI is to divide the amounts due equally with the other remaining entity.

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

As of September 4, 2007, we have received partial settlements of the Piccadilly bankruptcy totaling $1.6 million. The Company hopes to recover further amounts upon final settlement of the bankruptcy. The actual amount we may be ultimately required to pay towards the divestiture guarantees could be lower if there is any further recovery in the bankruptcy proceeding, or could be higher if more valid participants are identified or if actuarial assumptions are proven inaccurate.

We estimated our divestiture guarantees related to MHC at September 4, 2007 to be $3.3 million for employee benefit plans and $0.1 million for workers’ compensation claims. In addition, we remain contingently liable for MHC’s portion (estimated to be $2.7 million) of the MFC employee benefit plan and workers’ compensation claims for which MHC is currently responsible under the divestiture guarantee agreements. We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

Litigation

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business. We provide reserves for such claims when payment is probable and estimable in accordance with FASB Statement No. 5, “Accounting for Contingencies”. At this time, in the opinion of management, the ultimate resolution of pending legal proceedings will not have a material adverse effect on our operations, financial position or liquidity.

NOTE M – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal year 2009 for RTI), and interim periods within those fiscal years. We are currently evaluating the impact of SFAS 157 on our Condensed Consolidated Financial Statements.

In September 2006, the FASB issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). SFAS 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit pension and postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. We adopted this requirement of SFAS 158 as of June 5, 2007. SFAS 158 also requires companies to measure the funded status of pension and postretirement plans as of the date of a company's fiscal year ending after December 31, 2008 (fiscal 2009 for RTI). Our plans currently have a measurement date that does not coincide with our fiscal year end. Accordingly, we will be required to change their measurement date in fiscal 2009. The impact of the transition, including the net periodic benefit cost computed for the period between our previous measurement date and our fiscal year end, as well as changes in the fair value of plan assets and benefit obligations during the same period, will be recorded directly to Shareholders' Equity. We do not anticipate the adoption of this requirement to materially impact our financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (fiscal 2009 for RTI). We are currently evaluating the impact of SFAS 159 on our Condensed Consolidated Financial Statements.

In March 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-10 (“EITF 06-10”), “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements”. EITF 06-10 provides guidance on an employers’ recognition of a liability and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods and the asset in collateral assignment split-dollar life insurance arrangements. The effective date of EITF 06-10 is for fiscal years beginning after December 15, 2007 (fiscal 2009 for RTI). We are currently evaluating the impact of EITF 06-10 on our Condensed Consolidated Financial Statements.

In June 2007, the FASB ratified the consensus reached by the EITF on Issue No. 06-11 (“EITF 06-11”), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires that the tax benefit related to dividends or dividend equivalents paid on equity-classified awards, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007, and we expect to adopt the provisions of EITF 06-11 beginning in the first quarter of fiscal 2009. We are currently evaluating the impact of EITF 06-11 on our Condensed Consolidated Financial Statements.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

General:

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI”, the “Company,” “we” and/or “our”), owns and operates Ruby Tuesday® casual dining restaurants. We also franchise the Ruby Tuesday concept in selected domestic and international markets. In June 2007, we acquired one Wok Hay restaurant, a fast casual Asian concept located in Knoxville, Tennessee. As of September 4, 2007 we owned and operated 691, and franchised 244, Ruby Tuesday restaurants. Ruby Tuesday restaurants can now be found in 45 states, the District of Columbia, 12 foreign countries, and Puerto Rico.

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

A key performance goal for us is to get more out of existing assets. To measure our progress towards that goal, we focus on measurements we believe are critical to our growth and progress including, but not limited to, the following:

•

Same-restaurant sales: a year-over-year comparison of sales volumes for restaurants that, in the current year, have been open 18 months or longer in order to remove the impact of new openings in comparing the operations of existing restaurants; and

•

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

Results of Operations:

The following is an overview of our results of operations for the 13-week period ended September 4, 2007:

Net income decreased 48.5% to $11.1 million for the 13 weeks ended September 4, 2007 compared to $21.6 million for the same quarter of the previous year. Diluted earnings per share for the fiscal quarter ended September 4, 2007 decreased 43.2% to $0.21 over the corresponding period of the prior year as a result of a decrease in net income as discussed below, partially offset by fewer outstanding shares.

During the 13 weeks ended September 4, 2007:

●	15 Company-owned Ruby Tuesday restaurants were opened or acquired, including 11 purchased from our West Palm Beach franchisee;
●	Four Company-owned Ruby Tuesday restaurants were closed;
●	Aside from the restaurants sold to the Company, three franchise restaurants were opened and one was closed;
●	Same-restaurant sales at Company-owned restaurants decreased 4.8%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants decreased 2.9%; and
●	One Wok Hay fast casual Asian restaurant was acquired.

The following table sets forth selected restaurant operating data as a percentage of total revenue, except where otherwise noted, for the periods indicated. All information is derived from our Condensed Consolidated Financial Statements included in this Form 10-Q.

	Thirteen weeks ended
	September 4, 2007	September 5, 2006
Revenue:
Restaurant sales and operating revenue	98.9%	98.9%
Franchise revenue	1.1	1.1
Total revenue	100.0	100.0
Operating costs and expenses:
Cost of merchandise (1)	27.0	26.8
Payroll and related costs (1)	32.1	30.9
Other restaurant operating costs (1)	19.5	18.3
Depreciation and amortization (1)	6.9	5.5
Loss from Specialty Restaurant Group, LLC bankruptcy	0.0	0.0
Selling, general and administrative, net	8.6	8.7
Equity in losses/(earnings) of unconsolidated franchises	0.2	0.0
Interest expense, net	2.0	1.3
Income before income taxes	4.6	9.5
Provision for income taxes	1.4	3.1
Net income	3.2%	6.4%

(1)	As a percentage of restaurant sales and operating revenue.

The following table shows year-to-date Company-owned and franchised Ruby Tuesday concept restaurant openings and closings, and total Ruby Tuesday concept restaurants as of the end of fiscal 2008 and 2007’s first fiscal quarter.

	Thirteen weeks ended
	September 4, 2007	September 5, 2006
Company –owned:
Beginning of quarter	680	629
Opened	4	17
Acquired from franchisees	11	17
Sold or leased to franchisees	–	(3)
Closed	(4)	(2)
End of quarter	691 *	658

Franchise:
Beginning of quarter	253	251
Opened	3	10
Acquired or leased from RTI	–	3
Sold to RTI	(11)	(17)
Closed	(1)	(1)
End of quarter	244	246

* Excludes one Wok Hay restaurant which was acquired in June 2007.

We estimate that approximately 16 to 21 additional Company-owned Ruby Tuesday restaurants will be opened during the remainder of fiscal 2008.

We expect our domestic and international franchisees to open approximately 17 to 22 additional Ruby Tuesday restaurants during the remainder of fiscal 2008.

Revenue

RTI’s restaurant sales and operating revenue for the 13 weeks ended September 4, 2007 increased 2.4% to $343.0 million compared to the same period of the prior year. This increase primarily resulted from a net addition of 33 restaurants over the prior year, offset by a 4.8% decrease in same-restaurant sales. Average annual restaurant volumes at Company-owned restaurants were $2.1 million, which was consistent with the prior year. Average quarterly restaurant volumes at Company-owned restaurants decreased 3.7% from the same period of the prior year.

Franchise revenue totaled $3.8 million for both the 13 weeks ended September 4, 2007 and the same quarter in the prior year. Franchise revenue is predominately comprised of domestic and international royalties, which totaled $3.7 million and $3.5 million for the 13-week periods ended September 4, 2007 and September 5, 2006, respectively. This increase is due to an increase in royalties from international and traditional domestic franchisees, offset by a decrease in royalties from franchise partnerships due to the acquisition of RT West Palm Beach Franchise, LP in June 2007, the acquisition of RT South Florida Franchise, LP in December 2006, the acquisition of RT Orlando Franchise, LP in July 2006, and a decrease in same-restaurant sales for domestic franchise Ruby Tuesday restaurants of 2.9% in the first quarter of fiscal 2008.

Pre-tax Income

Pre-tax income decreased by 50.8% to $15.8 million for the 13 weeks ended September 4, 2007, over the corresponding period of the prior year. This decrease is primarily due to a decrease of 4.8% in same-restaurant sales at Company-owned restaurants combined with increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of payroll and related costs, other restaurant operating costs, depreciation, and interest expense, net. These higher costs were offset by the increase in the number of restaurants and lower, as a percentage of restaurant sales and operating revenue, selling, general and administrative expenses, net. In the paragraphs which follow, we discuss in more detail the components of the decrease in pre-tax income for the 13-week period ended September 4, 2007, as compared to the comparable period in the prior year.

Cost of Merchandise

Cost of merchandise increased 3.4% to $92.7 million for the 13 weeks ended September 4, 2007, over the corresponding period of the prior year. As a percentage of restaurant sales and operating revenue, cost of merchandise increased from 26.8% to 27.0%. This increase is due to increased food and beverage costs associated with menu changes, such as enhancements to the garden bar, including a promotional free garden bar with the purchase of any of our steak entrees, and the addition of premium wines and liquor, made since the same quarter of the prior year.

Payroll and Related Costs

Payroll and related costs increased 6.2% to $109.9 million for the 13 weeks ended September 4, 2007, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, payroll and related costs increased from 30.9% to 32.1%. This increase is primarily due to higher hourly labor attributable to continuing our guest-focused higher staffing levels despite lower sales, the rollout of the Service Excellence program in the current quarter, higher management labor due, in part, to a loss of leverage from lower sales, and higher payroll taxes due to the increased labor costs.

Other Restaurant Operating Costs

Other restaurant operating costs increased 9.4% to $66.9 million for the 13-week period ended September 4, 2007, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, these costs increased from 18.3% to 19.5%. The increase is primarily due to higher repairs and maintenance costs due to increased spending to maintain our Five-Star facilities standard, and higher rent expense due to the acquisition of leased restaurants from two franchise partnerships acquired since the first quarter of the prior year. Supplies expense was higher due, in part, to upgrading napkins to high-quality linen-like dinner napkins and rollout of new tablecloths and glassware due to reimaging of certain restaurants ($0.6 million). Additionally, we experienced higher credit card expense due to increased credit card revenue compared to the first quarter of the prior year.

Depreciation and Amortization

Depreciation and amortization increased 28.3% to $23.6 million for the 13-week period ended September 4, 2007, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, these expenses increased from 5.5% to 6.9% primarily due to accelerated depreciation ($3.9 million) for restaurants reimaged as part of our reimaging initiative which had begun in the latter part of fiscal 2007.

Selling, General and Administrative Expenses, Net

Selling, general and administrative expenses, net of support service fee income totaling $2.6 million, increased 0.1% to $29.8 million for the 13-week period ended September 4, 2007, as compared to the corresponding period in the prior year. As a percentage of total operating revenue, these expenses decreased from 8.7% to 8.6%. The percentage decrease is primarily due to a reduction in training payroll resulting from fewer new restaurant openings in the current quarter compared to the same quarter in the prior year coupled with a reduction in bonus expense based upon current expectations. Offsetting this was an increase in management labor due to the rollout of catering managers since the first quarter of the prior year and rollout of the Regional Service Manager program during the current quarter, which is designed to focus on training of restaurant managers.

Equity in Earnings of Unconsolidated Franchises

Our equity in the losses of unconsolidated franchises was $0.8 million for the 13 weeks ended September 4, 2007 compared to a $0.1 million income for the corresponding period in the prior year. The decrease is attributable to a reduction in earnings from investments in certain franchise partnerships and the acquisition of three franchise partnerships since the first quarter of the prior year. As of September 4, 2007, we held 50% equity investments in each of seven franchise partnerships which collectively operate 82 Ruby Tuesday restaurants. As of September 5, 2006, we held 50% equity investments in each of ten franchise partnerships which then collectively operated 108 Ruby Tuesday restaurants.

Interest Expense, Net

Net interest expense increased $2.8 million for the 13 weeks ended September 4, 2007, as compared to the corresponding period in the prior year, primarily due to higher average debt outstanding resulting from the Company acquiring 8.8 million shares of its common stock subsequent to September 5, 2006 under our ongoing share repurchase program.

Provision for Income Taxes

The effective tax rate for the current quarter was 29.9%, down from 33.0% for the same period of the prior year. The effective income tax rate decreased as a result of a greater impact from tax credits, which remained consistent while pre-tax income decreased.

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

Share-based Employee Compensation

We account for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). As required by SFAS 123(R), share-based compensation expense is estimated for equity awards at fair value at the grant date. We determine the fair value of equity awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires various highly judgmental assumptions including the expected dividend yield, stock price volatility and life of the award. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. See Note C to the Condensed Consolidated Financial Statements for further discussion of share-based employee compensation.

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

If a restaurant that has been open for at least one quarter shows negative cash flow results, we prepare a plan to reverse the negative performance. Under our policies, recurring or projected annual negative cash flow signals a potential impairment. Both qualitative and quantitative information are considered when evaluating for potential impairments.

At September 4, 2007, we had 17 restaurants that had been open more than one year with rolling 12 month negative cash flows. Of these 17 restaurants, one had previously been impaired to salvage value. We reviewed the plans to improve cash flows at each of the other 16 restaurants and concluded that impairments existed at three of these restaurants. Impairment charges of $0.3 million were recorded during the quarter for these three restaurants. Should sales at these restaurants not improve within a reasonable period of time, further impairment charges are possible. Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs, salvage value, and sublease income. Accordingly, actual results could vary significantly from our estimates.

Allowance for Doubtful Notes and Interest Income

We follow a systematic methodology each quarter in our analysis of franchise and other notes receivable in order to estimate losses inherent at the balance sheet date. A detailed analysis of our loan portfolio involves reviewing the following for each significant borrower:

●	terms (including interest rate, original note date, payoff date, and principal and interest start dates);
●	note amounts (including the original balance, current balance, associated debt guarantees, and total exposure); and
●

other relevant information including whether the borrower is making timely interest, principal, royalty and support payments, the borrower’s debt coverage ratios, the borrower’s current financial condition and sales trends, the borrower’s additional borrowing capacity, and, as appropriate, management’s judgment on the quality of the borrower’s operations.

Based on the results of this analysis, the allowance for doubtful notes is adjusted as appropriate. No portion of the allowance for doubtful notes is allocated to guarantees. In the event that collection is deemed to be an issue, a number of actions to resolve the issue are possible, including modification of the terms of payment of franchise fees or note obligations or a restructuring of the borrower’s debt to better position the borrower to fulfill its obligations.

At September 4, 2007, the allowance for doubtful notes was $6.5 million. Included in the allowance for doubtful notes is $4.9 million allocated to the $11.8 million of debt due from six franchisees that, for the most recent reporting period, have either reported coverage ratios below the required levels with certain of their third party debt, or reported ratios above the required levels, but for an insufficient amount of time. With the exception of amounts borrowed under one current and two former credit facilities for franchise partnerships (see Note L to the Condensed Consolidated Financial Statements for more information), the third party debt referred to above is not guaranteed by RTI. The Company believes that payments are being made by these franchisees in accordance with the terms of these debts.

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

Income Tax Valuation Allowances and Tax Accruals

We record deferred tax assets for various items. As of September 4, 2007, we have concluded that it is more likely than not that the future tax deductions attributable to our deferred tax assets will be realized and therefore no valuation allowance has been recorded.

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

Liquidity and Capital Resources:

We require capital principally for new restaurant construction, investments in technology, equipment, remodeling of existing restaurants, and on occasion for acquisition of franchisees or other restaurant concepts. We also require capital to pay dividends to our common stockholders and to repurchase shares of our common stock. Historically our primary sources of cash have been operating activities, proceeds from refranchising transactions, and the issuance of stock. We have used and can continue to use our borrowing and credit facilities to meet our capital needs, if necessary.

Our working capital deficiency and current ratio as of September 4, 2007 were $39.3 million and 0.7:1, respectively. As is common in the restaurant industry, we carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset) and receivable and inventory levels are generally not significant.

Capital Expenditures

Property and equipment expenditures for the 13 weeks ended September 4, 2007 were $38.2 million which was $2.8 million less than cash provided by operating activities for the same period. As of September 4, 2007, we have completed the reimaging of 56, and had partially completed the reimaging of an additional 253, Company-owned restaurants. Capital expenditures attributable to reimaging during the quarter were $17.4 million. Capital expenditures for the remainder of fiscal 2008, primarily relating to new restaurant development, the ongoing reimaging of our restaurants, refurbishment and capital replacement for existing restaurants, and the enhancement of information systems are projected to be approximately $82.0 to $102.0 million. Of this amount, approximately $37.0 to $47.0 million is projected to reimage our existing restaurants. To the extent capital expenditures have exceeded cash flow from operating activities, we have historically relied on cash provided by financing activities to fund our capital expenditures. See “Special Note Regarding Forward-Looking Information.”

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

In partial settlement of the Piccadilly bankruptcy, RTI has received $1.6 million. The Company hopes to recover a further amount upon final settlement of the bankruptcy. No further recovery has been recorded in our Condensed Consolidated Financial Statements.

Assets and obligations attributable to Morrison Health Care, Inc. participants, as well as participants, formerly with Morrison Fresh Cooking, Inc. who were allocated to Compass following Piccadilly’s bankruptcy, were spun out of the Retirement Plan effective June 30, 2006. Following Compass’s withdrawal, RTI remained the sole sponsor of the Retirement Plan.

For the 13 weeks ended September 4, 2007, no contribution was required and we did not make any contributions to the Retirement Plan. We expect to make contributions for the remainder of fiscal 2008 totaling $0.4 million.

Significant Contractual Obligations and Commercial Commitments

Long-term financial obligations were as follows as of September 4, 2007 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Notes payable and other long-term debt, including
current maturities (a)	$24,521	$2,376	$4,735	$5,502	$11,908
Revolving credit facility (a)	378,500	–	–	378,500	–
Unsecured senior notes
(Series A and B) (a)	150,000	–	85,000	–	65,000
Interest (b)	45,693	9,312	18,123	9,516	8,742
Operating leases (c)	429,060	44,878	79,221	66,189	238,772
Purchase obligations (d)	160,100	79,594	43,061	31,729	5,716
Pension obligations (e)	30,185	2,185	4,596	5,796	17,608
Total (f)	$1,218,059	$138,345	$234,736	$497,232	$347,746

(a)	See Note H to the Condensed Consolidated Financial Statements for more information.
(b)

Amounts represent contractual interest payments on our fixed-rate debt instruments. Interest payments on our variable-rate revolving credit facility and variable-rate notes payable with balances of $378.5 million and $3.5 million, respectively, as of September 4, 2007 have been excluded from the amounts shown above, primarily because the balance outstanding under our revolving credit facility, described further in Note H of the Condensed Consolidated Financial Statements, fluctuates daily.

(c)

This amount includes operating leases totaling $20.5 million for which sublease income of $20.5 million from franchisees or others is expected. See Note G to the Condensed Consolidated Financial Statements for more information.

(d)	The amounts for purchase obligations include commitments for food items and supplies, construction projects, and other miscellaneous commitments.
(e)	See Note K to the Condensed Consolidated Financial Statements for more information.
(f)	This amount excludes $5.8 million of unrecognized tax benefits under FIN 48 due to the uncertainty regarding the timing of future cash outflows associated with such obligations.

Commercial Commitments (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Letters of credit (a)	$ 19,661	$ 9,578	$ 10,083	$ –	$ –
Franchisee loan guarantees (a)	36,152	35,281	156	715	–
Divestiture guarantees	8,907	1,669	400	419	6,419
Total	$ 64,720	$ 46,528	$ 10,639	$ 1,134	$ 6,419
(a)

Includes a $6.8 million letter of credit which secures franchisees’ borrowings for construction of restaurants being financed under a franchise loan facility. The franchise loan guarantee of $36.2 million also shown in the table excludes the guarantee of $6.8 million for construction to date on the restaurants being financed under the facility.

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

At September 4, 2007, we had borrowings of $378.5 million outstanding under the Credit Facility with an associated floating rate of 6.17%. After consideration of letters of credit outstanding, the Company had $101.9 million available under the Credit Facility as of September 4, 2007. At June 5, 2007, we had borrowings of $347.0 million outstanding under the Credit Facility with an associated floating rate of 5.95%.

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

During the remainder of fiscal 2008, we expect to fund operations, capital expansion, any repurchase of common stock or franchise partnership equity, and the payment of dividends from operating cash flows, our Credit Facility, and operating leases. See “Special Note Regarding Forward-Looking Information” below.

Off-Balance Sheet Arrangements

See Note L to the Condensed Consolidated Financial Statements for information regarding our franchise partnership and divestiture guarantees.

Recently Issued Accounting Pronouncements Not Yet Adopted

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal year 2009 for RTI), and interim periods within those fiscal years. We are currently evaluating the impact of SFAS 157 on our Condensed Consolidated Financial Statements.

In September 2006, the FASB issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). SFAS 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit pension and postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. We adopted this requirement of SFAS 158 as of June 5, 2007. SFAS 158 also requires companies to measure the funded status of pension and postretirement plans as of the date of a company's fiscal year ending after December 31, 2008 (fiscal 2009 for RTI). Our plans currently have a measurement date that does not coincide with our fiscal year end. Accordingly, we will be required to change their measurement date in fiscal 2009. The impact of the transition, including the net periodic benefit cost computed for the period between our previous measurement date and our fiscal year end, as well as changes in the fair value of plan assets and benefit obligations during the same period, will be recorded directly to Shareholders' Equity. We do not anticipate the adoption of this requirement to materially impact our financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (fiscal 2009 for RTI). We are currently evaluating the impact of SFAS 159 on our Condensed Consolidated Financial Statements.

In March 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-10 (“EITF 06-10”), “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements”. EITF 06-10 provides guidance on an employers’ recognition of a liability and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods and the asset in collateral assignment split-dollar life insurance arrangements. The effective date of EITF 06-10 is for fiscal years beginning after December 15, 2007 (fiscal 2009 for RTI). We are currently evaluating the impact of EITF 06-10 on our Condensed Consolidated Financial Statements.

In June 2007, the FASB ratified the consensus reached by the EITF on Issue No. 06-11 (“EITF 06-11”), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires that the tax benefit related to dividends or dividend equivalents paid on equity-classified awards, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007, and we expect to adopt the provisions of EITF 06-11 beginning in the first quarter of fiscal 2009. We are currently evaluating the impact of EITF 06-11 on our Condensed Consolidated Financial Statements.

Known Events, Uncertainties and Trends:

Financial Strategy and Stock Repurchase Plan

Our financial strategy is to utilize a prudent amount of debt, including operating leases, letters of credit, and any guarantees, to minimize the weighted average cost of capital while allowing financial flexibility and maintaining the equivalent of an investment-grade bond rating. This strategy periodically allows us to repurchase RTI common stock. During the first quarter of fiscal 2008, we repurchased 1.7 million shares of RTI common stock for a total purchase price of $39.5 million. The total number of remaining shares authorized to be repurchased, as of September 4, 2007, is approximately 7.9 million. To the extent not funded with cash from operating activities and proceeds from stock option exercises, additional repurchases, if any, may be funded by borrowings on the Credit Facility.

Reimage Progress

As discussed in previous filings, in an effort to continue moving our brand towards a high quality casual dining restaurant and away from the traditional bar and grill category, we are changing our look and feel, differentiating ourselves with a more contemporary and fresher look. As of September 4, 2007, we have completed the reimaging of 56 restaurants and are in the process of reimaging an additional 253 Company-owned restaurants. Capital expenditures to date, excluding the costs to accelerate depreciation or write-off existing assets, totaled $21.9 million, of which $17.4 million was spent in fiscal 2008. We plan to complete the reimaging of the 253 Company-owned restaurants in process by the end of 2008’s second fiscal quarter and anticipate commencing during the quarter the reimaging of an additional 100 to 125 to-be-identified Company-owned restaurants.

Dividends

During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to RTI’s shareholders. A $0.25 per share dividend, which totaled $13.2 million, was paid on August 7, 2007, to shareholders of record on July 23, 2007. The payment of a dividend in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future. Additionally, our credit facilities contain certain limitations on the payment of dividends. See “Special Note Regarding Forward-Looking Information.”

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q contains various “forward-looking statements,” which represent the Company’s expectations or beliefs concerning future events, including one or more of the following:  future financial performance and restaurant growth (both Company-owned and franchised), future capital expenditures, future borrowings and repayment of debt, payment of dividends, stock repurchases, and restaurant and franchise acquisitions and re-franchises. The Company cautions the reader that a number of important factors and uncertainties could, individually or in the aggregate, cause actual results to differ materially from those included in the forward-looking statements, including, without limitation, the following: changes in promotional, couponing and advertising strategies; guests’ acceptance of changes in menu items; changes in our guests’ disposable income; consumer spending trends and habits; mall-traffic trends; increased competition in the restaurant market; weather conditions in the regions in which Company-owned and franchised restaurants are operated; guests’ acceptance of the Company’s development prototypes and remodeled restaurants; laws and regulations affecting labor and employee benefit costs, including further potential increases in federally mandated minimum wage; costs and availability of food and beverage inventory; the Company’s ability to attract qualified managers, franchisees and team members; changes in the availability and cost of capital; impact of adoption of new accounting standards; impact of food-borne illnesses resulting from an outbreak at either Ruby Tuesday or other restaurant concepts; effects of actual or threatened future terrorist attacks in the United States; significant fluctuations in energy prices; and general economic conditions.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices. The interest rate charged on our Credit Facility can vary based on the interest rate option we choose to utilize. Our options for the rate are the Base Rate or LIBO Rate plus an applicable margin. The Base Rate is defined to be the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.5%. The applicable margin for the LIBO Rate-based option is a percentage ranging from 0.5% to 1.0%. As of September 4, 2007, the total amount of outstanding debt subject to interest rate fluctuations was $382.0 million. A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of $3.8 million per year.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 4, 2007.

Changes in Internal Controls

During the fiscal quarter ended September 4, 2007, there were no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business. We provide reserves for such claims when payment is probable and estimable in accordance with Financial Accounting Standards Board Statement No. 5, “Accounting for Contingencies.” In the opinion of management, the ultimate resolution of these pending legal proceedings will not have a material adverse effect on our operations, financial position, or liquidity.

ITEM 1A.

RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended June 5, 2006 in Part I, Item 1A. Risk Factors. There have been no material changes from the risk factors previously disclosed in our Form 10-K.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information regarding purchases of our common stock made by us during the first quarter ended September 4, 2007:

	(a)	(b)	(c)	(d)
	Total number	Average	Total number of shares	Maximum number of shares
	of shares	price paid	purchased as part of publicly	that may yet be purchased
Period	purchased (1)	per share	announced plans or programs (1)	under the plans or programs (2)

Month #1
(June 6 to July 10)	–	–	–	3,082,927
Month #2
(July 11 to August 7)	1,663,700	$23.74	1,663,700	7,919,227
Month #3
(August 8 to September 4)	–	–	–	7,919,227
Total	1,663,700		1,663,700	7,919,227

(1) No shares were repurchased other than through our publicly announced repurchase programs and authorizations during the first quarter of our year ending June 3, 2008.

(2) On January 9, 2007, the Company’s Board of Directors authorized the repurchase of an additional 5.0 million shares of Company stock under the Company’s ongoing share repurchase program. As of September 4, 2007, 3.6 million shares of the January 2007 authorization have been repurchased at a cost of approximately $93.7 million. On July 11, 2007, the Board of Directors authorized the repurchase of an additional 6.5 million shares of Company stock.

ITEM 5.

OTHER INFORMATION

During the quarter, the Company determined to supplement the disclosure regarding executive compensation previously incorporated by reference into its Annual Report on Form 10-K.  The prior disclosure stated that vesting of restricted stock awards, other than the one-time grant of 50,000 restricted shares to Ms. Grant, will be accelerated upon certain events, but only if the date of the event occurs after the last day of the Company’s 2008 fiscal year.  However, the terms of the restricted stock held by the executives named in the Company's proxy statement for the 2007 Annual Meeting of Shareholders (the "Named Executives"), other than the one-time grant of 50,000 restricted shares to Ms. Grant, are each accelerated upon certain events, without regard as to whether the date of the event occurs after the last day of the Company's 2008 fiscal year.  As a result, if a termination of employment by the Company without cause or due to death, disability or retirement or a change in control had occurred on the last day of the 2007 fiscal year, the vesting of a portion of such restricted stock awards would have been accelerated and the Named Executives would not have forfeited all restricted stock awards.

The following table provides the intrinsic value (the value of the option award based upon the Company's closing stock price on June 5, 2007 minus the exercise price) of stock option awards and the fair market value (based upon the Company's closing stock price on June 5, 2007) of restricted stock awards that would become exercisable or vested if the Named Executive had terminated employment without cause or due to death, disability or retirement or if the Company had experienced a change in control as of June 5, 2007.

Name of Executive	Involuntary Termination Other Than For Cause, Death or Disability ($) (1)	Change in Control ($) (2)	Divestiture ($) (3)	Retirement or Early Retirement, as applicable ($) (4)
S. E. Beall, III	4,823,996	4,823,996	-	892,934
M. N. Duffy	469,874	469,874	303,374	-
K. M. Grant	773,248	773,248	606,748	-
N. N. Ibrahim	488,374	488,374	303,374	-
A. R. Johnson	368,740	368,740	202,240	144,300

----------------------------

(1)

For Messrs. Ibrahim and Johnson and Mmes. Duffy and Grant, “Cause” is defined under the stock option award agreement and “Disability” is defined under the 2003 Stock Incentive Plan. For Mr. Beall, the terms “Cause” and “Disability” have the same meaning as provided in the employment agreement between Mr. Beall and the Company.

(2)

Amounts shown in this column include amounts that are single-trigger, change in control payments. For Messrs. Ibrahim and Johnson and Mmes. Duffy and Grant, “Change in Control” is defined under the 2003 Stock Incentive Plan. For Mr. Beall, the term “Change of Control” has the same meaning as provided in the employment agreement between Mr. Beall and the Company.

(3)

“Divestiture” is defined as the sale by the Company, or an affiliate of the Company, of previously Company (or affiliate) operated units or businesses to an independent company, where the Named Executive was employed at, or supervised, such units or businesses and, upon the completion of such transaction, the Named Executive’s employment with the Company (or affiliate) ceases and Named Executive immediately becomes an employee or owner of the purchaser of such units or businesses.

(4)

For all Named Executives, “Retirement” is generally defined as a termination of service upon attainment of age sixty-five (65) or satisfaction of the Rule of 90 [if eligible]. Under the terms of the Ruby Tuesday, Inc. Executive Supplemental Pension Plan, the Rule of 90 is satisfied with regard to eligible participants when they are at least fifty-five (55) years of age and the sum of their age and years of service equals or exceeds ninety (90). However, the definition of “Retirement” applicable to certain of Mr. Beall’s stock options and all of Mr. Beall’s restricted stock awards is a termination of service upon satisfaction of the Rule of 93. The Rule of 93 is satisfied at such time as the sum of Mr. Beall’s age and years of service equals or exceeds ninety-three (93). As of the last day of fiscal year 2007, Mr. Beall satisfied the Rule of 90 but not the Rule of 93; therefore, as shown in the table above, Mr. Beall’s stock options subject to the Rule of 90 would have become exercisable if Mr. Beall had terminated employment on that date. None of Mr. Beall’s stock options subject to the Rule of 93 or his restricted stock awards would have become exercisable or vested. No other Named Executive would have been eligible for Retirement as of the last day of the fiscal year.

“Early Retirement” is generally defined as termination of service upon attainment of at least age fifty-five (55) and prior to satisfaction of the Rule of 90 [if eligible]. In the event of Early Retirement, a portion of the stock options equal to the total number of stock options multiplied by the number of completed months of employment with the Company from the grant date until the date of early retirement and divided by thirty (30) become vested on the date of the Early Retirement. Mr. Johnson was the only Named Executive who would have been eligible for and benefited from Early Retirement as of the last day of the fiscal year. Mr. Beall’s stock options awarded in fiscal year 2007 did not contain any provisions for acceleration upon Early Retirement. None of the restricted stock awards are subject to vesting upon Early Retirement.

ITEM 6.

EXHIBITS

The following exhibits are filed as part of this report:

  Exhibit No.

31.1	Certification of Samuel E. Beall, III, Chairman of the Board, President, and Chief Executive Officer.

31.2	Certification of Marguerite N. Duffy, Senior Vice President, Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.

(Registrant)

Date: October 11, 2007	BY: /s/ MARGUERITE N. DUFFY —————————————— Marguerite N. Duffy Senior Vice President and Chief Financial Officer