Form 10-Q
period 2007-12-04
RUBY TUESDAY INC
filed 2008-01-10
CIK 68270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  December 4, 2007

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

51,712,660
(Number of shares of common stock, $0.01 par value, outstanding as of January 7, 2008)

RUBY TUESDAY, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.

RUBY TUESDAY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	DECEMBER 4,	JUNE 5,
	2007	2007
	(NOTE A)
Assets
Current assets:
Cash and short-term investments	$7,886	$25,892
Accounts and notes receivable, net	10,384	14,773
Inventories:
Merchandise	13,470	11,825
China, silver and supplies	9,242	8,207
Income tax receivable	888	–
Deferred income taxes	4,772	4,839
Prepaid rent and other expenses	14,850	14,542
Assets held for sale	36,878	20,368
Total current assets	98,370	100,446

Property and equipment, net	1,091,639	1,033,336
Goodwill	18,927	16,935
Notes receivable, net	4,956	9,212
Other assets	69,162	69,927

Total assets	$1,283,054	$1,229,856
Liabilities & shareholders’ equity
Current liabilities:
Accounts payable	$75,093	$39,435
Accrued liabilities:
Taxes, other than income taxes	22,247	19,986
Payroll and related costs	9,328	8,740
Insurance	7,738	13,525
Deferred revenue – gift cards	8,209	8,578
Rent and other	25,452	25,985
Current maturities of long-term debt, including capital leases	548,068	1,779
Income tax payable	–	5,730
Total current liabilities	696,135	123,758

Long-term debt and capital leases, less current maturities	43,673	512,559
Deferred income taxes	28,358	37,107
Deferred escalating minimum rent	40,991	39,824
Other deferred liabilities	78,056	77,282
Total liabilities	887,213	790,530

Commitments and contingencies (Note L)

Shareholders’ equity:
Common stock, $0.01 par value; (authorized: 100,000 shares;
issued: 51,713 shares at 12/04/07; 53,240 shares at 6/05/07)	517	532
Capital in excess of par value	4,889	2,246
Retained earnings	399,901	446,584
Deferred compensation liability payable in
Company stock	3,598	3,861
Company stock held by Deferred Compensation Plan	(3,598)	(3,861)
Accumulated other comprehensive loss	(9,466)	(10,036)
	395,841	439,326

Total liabilities & shareholders’ equity	$1,283,054	$1,229,856
The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	DECEMBER 4,	DECEMBER 5,	DECEMBER 4,	DECEMBER 5,
	2007	2006	2007	2006
	(NOTE A)		(NOTE A)
Revenue:

Restaurant sales and operating revenue	$317,393	$333,316	$660,387	$668,127
Franchise revenue	3,530	3,503	7,333	7,351
	320,923	336,819	667,720	675,478
Operating costs and expenses:
Cost of merchandise	89,018	91,378	181,711	181,048
Payroll and related costs	109,525	104,314	219,466	207,857
Other restaurant operating costs	69,786	60,823	136,673	121,967
Depreciation and amortization	25,140	18,993	48,733	37,375
(Gain)/loss from Specialty Restaurant
Group, LLC bankruptcy	(7)	163	157	251
Selling, general and administrative,
net of support service fee income
for the thirteen and twenty-six week
periods totaling $1,325 and $3,911
in fiscal 2008, and $3,120 and $6,218
in fiscal 2007, respectively	32,734	30,897	62,487	60,324
Equity in losses of unconsolidated
franchises	1,612	706	2,458	638
Interest expense, net	8,281	4,589	15,380	8,883
	336,089	311,863	667,065	618,343

(Loss)/income before income taxes	(15,166)	24,956	655	57,135
(Benefit)/provision for income taxes	(4,815)	8,227	(84)	18,856

Net (loss)/income	$(10,351)	$16,729	$739	$38,279

(Loss)/earnings per share:

Basic	$(0.20)	$0.28	$0.01	$0.65
Diluted	$(0.20)	$0.28	$0.01	$0.65

Weighted average shares:

Basic	51,380	58,793	51,763	58,467
Diluted	51,380	59,266	51,964	58,894

Cash dividends declared per share	$–	$–	$0.25	$0.25

The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	TWENTY-SIX WEEKS ENDED
	DECEMBER 4,	DECEMBER 5,
	2007	2006
	(NOTE A)
Operating activities:
Net income	$739	$38,279
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	48,733	37,375
Amortization of intangibles	317	191
Provision for bad debts	–	(497)
Deferred income taxes	(6,969)	(4,408)
Loss/(gain) on impairment or disposal of assets	914	(18)
Equity in losses of unconsolidated franchises	2,458	638
Distributions received from unconsolidated franchises	46	847
Share-based compensation expense	5,002	4,569
Excess tax benefits from share-based compensation	(384)	(2,934)
Other	(1)	12
Changes in operating assets and liabilities:
Receivables	3,144	4,599
Inventories	(1,636)	(1,586)
Income tax receivable	(6,234)	(1,389)
Prepaid and other assets	(6,667)	(4,010)
Accounts payable, accrued and other liabilities	38,167	745
Net cash provided by operating activities	77,629	72,413

Investing activities:
Purchases of property and equipment	(78,942)	(69,382)
Acquisition of franchise and other entities	(2,464)	(3,002)
Proceeds from disposal of assets	2,701	6,561
Insurance proceeds from property claims	511	2,852
Other, net	(856)	(5,286)
Net cash used by investing activities	(79,050)	(68,257)

Financing activities:
Proceeds from long-term debt	46,812	2,200
Principal payments on long-term debt	(13,322)	(28,497)
Proceeds from issuance of stock, including treasury stock	2,225	20,262
Excess tax benefits from share-based compensation	384	2,934
Stock repurchases	(39,491)	(14)
Dividends paid	(13,193)	(14,549)
Net cash used by financing activities	(16,585)	(17,664)

Decrease in cash and short-term investments	(18,006)	(13,508)
Cash and short-term investments:
Beginning of year	25,892	22,365
End of quarter	$7,886	$8,857

Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amount capitalized	$16,664	$10,370
Income taxes, net	$13,665	$25,152
Significant non-cash investing and financing activities:
Assumption of debt and capital leases related to franchise
partnership acquisitions	$43,914	$8,696
Retirement of fully depreciated assets	$9,738	$513
Reclassification of properties to assets held for sale or receivables	$17,577	$9,448
Liability for claim settlements and insurance receivables	$(4,813)	$992

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI”, “we” or the “Company”), owns and operates Ruby Tuesday® casual dining restaurants and one Wok-Hay restaurant. We also franchise the Ruby Tuesday concept in select domestic and international markets. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the 13 and 26-week periods ended December 4, 2007 are not necessarily indicative of results that may be expected for the year ending June 3, 2008.

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

NOTE B – (LOSS)/EARNINGS PER SHARE

Basic (loss)/earnings per share is computed by dividing net (loss)/income by the weighted average number of common shares outstanding during each period presented. Diluted earnings per share gives effect to restricted stock and options outstanding during the applicable periods. The stock options and restricted shares included in the diluted weighted average shares outstanding totaled 0.5 million for the 13 weeks ended December 5, 2006, and 0.2 million and 0.4 million for the 26 weeks ended December 4, 2007 and December 5, 2006, respectively.

Stock options with an exercise price greater than the average market price of our common stock and certain options with unrecognized compensation expense do not impact the computation of diluted (loss)/earnings per share because the effect would be anti-dilutive. In addition, due to the net loss for the 13 weeks ended December 4, 2007, all then outstanding share-based awards were excluded from the computation of diluted loss per share. For the 13 and 26 weeks ended December 4, 2007, there were 6.8 million and 5.7 million unexercised options, respectively, that were excluded from these calculations. Further, for the 13 weeks ended December 4, 2007, 0.3 million restricted shares were excluded. For the 13 and 26 weeks ended December 5, 2006, there were 3.3 million and 3.4 million unexercised options, respectively, that were excluded from the computation of diluted earnings per share.

NOTE C – SHARE-BASED EMPLOYEE COMPENSATION

The Company compensates its employees and Directors using share-based compensation through the following plans:

The Ruby Tuesday, Inc. Stock Incentive and Deferred Compensation Plan for Directors

Under the Ruby Tuesday, Inc. Stock Incentive and Deferred Compensation Plan for Directors (the “Directors’ Plan”), non-employee directors are eligible to be awarded stock-based incentives. Restricted shares granted under the Directors’ Plan vest in equal amounts after one, two and three years provided the Director continually serves on the Board. Options issued under the Directors’ Plan become vested after thirty months and are exercisable until five years after the grant date. Stock option exercises are settled with the issuance of new shares.

All options awarded under the Directors’ Plan have been at the fair market value at the time of grant. A Committee, appointed by the Board, administers the Directors’ Plan. At December 4, 2007, we had reserved 509,000 shares of common stock under this Directors’ Plan, 262,000 of which were subject to options outstanding.

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

At December 4, 2007, we had reserved a total of 8,295,000 shares of common stock for the 2003 SIP, 6,494,000 of which were subject to options outstanding. Stock option exercises are settled with the issuance of new shares.

Stock Options

The following table summarizes the activity in options for the 26 weeks ended December 4, 2007 under these stock option plans (in thousands, except per-share data):

		Weighted-
		Average
	Options	Exercise Price
Balance at June 5, 2007	6,928	$ 26.56
Granted	–	–
Exercised	(124)	17.96
Forfeited	(48)	24.55
Balance at December 4, 2007	6,756	$ 26.73

Exercisable at December 4, 2007	4,324	$ 25.80

At December 4, 2007, there was approximately $6.3 million of unrecognized pre-tax compensation expense related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of 1.3 years.

No stock options were awarded during the 26 weeks ended December 4, 2007.

Restricted Stock

The following table summarizes the status of our restricted-stock activity for the 26 weeks ended December 4, 2007 (in thousands, except per-share data):

		Weighted-Average
	Restricted	Grant-Date
	Stock	Fair Value
Non-vested at June 5, 2007	317	$ 27.08
Granted	14	19.05
Vested	–	–
Forfeited	–	–
Non-vested at December 4, 2007	331	$ 26.74

The fair value of the restricted share awards was based on the Company’s fair market value at the time of grant. At December 4, 2007, unrecognized compensation expense related to restricted stock grants expected to vest totaled approximately $0.7 million and will be recognized over a weighted average vesting period of approximately 2.0 years.

During the fourth quarter of fiscal 2007, RTI granted approximately 267,000 restricted shares to certain employees under the terms of the 2003 SIP. A performance condition, to be measured in June 2008, will determine the maximum number of restricted shares that can vest. At December 4, 2007, there was no unrecognized compensation expense related to this award as the performance condition is not expected to be achieved.

During the second quarter of fiscal 2008, RTI granted approximately 14,000 restricted shares to non-employee directors.

Other Share-Based Compensation

During the first quarter of fiscal 2007, RTI granted 60,000 stock appreciation rights (“SARs”) to a strategic partner. The award was to vest on July 5, 2008 provided that the strategic partner would still be providing services to RTI.

During the third quarter of fiscal 2007, RTI granted 180,000 SARs to its branding and marketing agency of record in connection with a strategic partnership agreement which were to vest, in whole or in part, on January 6, 2009 provided that the agency would still be providing services to RTI. A performance condition, to be measured in January 2008, will determine the maximum number of SARs that vest.

As of December 4, 2007, none of the above SARs will vest. For the 26 weeks ended December 4, 2007, we recognized $0.2 million of income relating to the reversal of share-based expense related to the SARs.

NOTE D – ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable – current consist of the following (in thousands):

	December 4, 2007	June 5, 2007

Rebates receivable	$809	$938
Amounts due from franchisees	3,279	4,163
Other receivables	1,834	7,066
Current portion of notes receivable, net of allowance for
doubtful accounts and equity method losses totaling
$435 in 2008 and $157 in 2007	4,462	2,606
	$10,384	$14,773

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

As of December 4, 2007, other receivables consisted primarily of amounts due for third party gift card sales and amounts due from various landlords. Other receivables at June 5, 2007 primarily consisted of insurance proceeds associated with a dram shop liability case settled before, but not paid until after, year-end. The offsetting liability was included in insurance within the accrued liabilities section of the Condensed Consolidated Balance Sheet.

Included in the current portion of notes receivable are payments due within one year on acquisition-related loans and amounts due under line of credit arrangements.

Notes receivable consist of the following (in thousands):

	December 4, 2007	June 5, 2007

Notes receivable from domestic franchisees	$12,118	$17,413
Other	221	992
	12,339	18,405

Less current maturities, net (included in accounts
and notes receivable)	4,462	2,606
	7,877	15,799
Less allowances for doubtful notes and equity
method losses	2,921	6,587
Total notes receivable, net -- noncurrent	$4,956	$9,212

Notes receivable from franchise partnerships generally arise when Company-owned restaurants are sold to franchise partnerships (“refranchised”). Historically, these notes generally allowed for deferral of interest during the first one to three years and required only the payment of interest for up to six years from the inception of the note. Twelve current franchisees received acquisition financing from RTI as part of the refranchising transactions. The amounts financed by RTI approximated 36% of the original purchase prices.

As of December 4, 2007, all the franchise partnerships were making interest and/or principal payments on a monthly basis in accordance with the terms of these notes. All of the refranchising notes accrue interest at 10.0% per annum.

The allowance for doubtful notes represents our best estimate of losses inherent in the notes receivable at the balance sheet date. At December 4, 2007 the allowance for doubtful notes was $2.9 million. Included in the allowance for doubtful notes is $2.2 million allocated to the $5.4 million of debt due from five franchisees that, for the most recent reporting period, have either reported coverage ratios below the required levels with certain of their third party debt, or reported ratios above the required levels but for an insufficient amount of time.

Also included in the allowance for doubtful notes at December 4, 2007 is $0.7 million, which represents RTI’s portion of the equity method losses of three of our 50%-owned franchise partnerships which was in excess of our recorded investment in those partnerships.

NOTE E – FRANCHISE PROGRAMS

As of December 4, 2007, we held a 50% equity interest in each of six franchise partnerships which collectively operate 72 Ruby Tuesday restaurants. We apply the equity method of accounting to all 50%-owned franchise partnerships. Also, as of December 4, 2007, we held a 1% equity interest in each of seven franchise partnerships which collectively operate 50 restaurants and no equity interest in various traditional domestic and international franchises which collectively operate 101 restaurants.

Beginning in May 2005, under the terms of the franchise operating agreements, we required all domestic franchisees to contribute a percentage, currently 2.4%, of monthly gross sales to a national advertising fund formed to cover their pro rata portion of the costs associated with our national advertising campaign. Under the terms of those agreements, we can charge up to 3.0% of monthly gross sales for this national advertising fund.

Advertising amounts received from domestic franchisees are considered by RTI to be reimbursements, recorded on an accrual basis as earned, and have been netted against selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

In October 2007, in part for the same reasons noted above, RTI, through its subsidiaries, acquired the remaining 99% and 50% of the membership interests of RT Michigan Franchise, LLC (“RT Michigan”) and RT Detroit Franchise, LLC (“RT Detroit”), respectively, thereby increasing its ownership to 100% of these companies.  RT Michigan, previously a franchise partnership with 14 Ruby Tuesday restaurants, was acquired for assumption of debt. RT Detroit, previously a franchise partnership with 11 Ruby Tuesday restaurants, was also acquired for assumption of debt. As further consideration for the transactions, RTI surrendered collection of its notes receivable from RT Michigan and RT Detroit. These notes, net of allowances for doubtful accounts and unearned revenue, totaled $1.5 million and $0.8 million, respectively, at the time of the transactions. Our Condensed Consolidated Financial Statements reflect the results of operations of these acquired restaurants subsequent to the dates of acquisition.

These transactions were accounted for as step acquisitions using the purchase method as defined in SFAS No. 141, “Business Combinations.”  For RT West Palm Beach, the purchase price was allocated to the fair value of property and equipment of $3.7 million, goodwill of $1.4 million, reacquired franchise rights of $0.9 million, long-term debt and capital leases of $3.9 million, and other net liabilities of $0.4 million.  RT West Palm Beach had total debt and capital leases of $7.9 million at the time of acquisition, none of which was payable to RTI.

For RT Michigan, the purchase price was allocated to the fair value of property and equipment of $19.7 million, reacquired franchise rights of $1.2 million, long-term debt of $19.2 million, and other net liabilities of $0.2 million. The amount shown for other net liabilities was reduced by $0.2 million, which represented the cash RT Michigan had on hand at the time of acquisition.  RT Michigan had total debt of $25.1 million at the time of acquisition, $5.9 million of which was payable to RTI.

For RT Detroit, the purchase price was allocated to the fair value of property and equipment of $8.9 million, reacquired franchise rights of $0.6 million, long-term debt of $8.4 million, and other net liabilities of $0.3 million.  RT Detroit had total debt of $18.9 million at the time of acquisition, $2.1 million of which was payable to RTI. In addition to recording the amounts discussed above, RTI reclassified its investments in RT West Palm Beach, RT Michigan, and RT Detroit to account for the remainder of the assets and liabilities, which are now fully recorded within the Condensed Consolidated Balance Sheet of RTI.

On June 27, 2007, we purchased certain assets from Wok Hay, LLC for $1.0 million. The purchase price was allocated to the fair value of property and equipment of $0.3 million, goodwill of $0.6 million, and other net assets of $0.1 million. At the time of acquisition, Wok Hay, LLC operated a fast casual Asian restaurant located in Knoxville, Tennessee. One of the sellers was granted, for no cash consideration, a 10% minority interest in the subsidiary we formed to acquire the Knoxville restaurant. The Company has since converted the acquired restaurant to a full-service Asian restaurant.

NOTE G – PROPERTY, EQUIPMENT AND OPERATING LEASES

Property and equipment, net, is comprised of the following (in thousands):

	December 4, 2007	June 5, 2007
Land	$221,597	$205,647
Buildings	460,514	429,721
Improvements	449,852	425,498
Restaurant equipment	304,721	294,810
Other equipment	99,972	99,911
Construction in progress	49,481	55,968
	1,586,137	1,511,555
Less accumulated depreciation and amortization	494,498	478,219
	$1,091,639	$1,033,336

Approximately 54% of our 722 restaurants are located on leased properties. Of these, approximately 57% are land leases only; the other 43% are for both land and building. The initial terms of these leases expire at various dates over the next 20 years. These leases may also contain required increases in minimum rent at varying times during the lease term and have options to extend the terms of the leases at a rate that is included in the original lease agreement. Most of our leases require the payment of additional (contingent) rent that is based upon a percentage of restaurant sales above agreed upon sales levels for the year. These sales levels vary for each restaurant and are established in the lease agreements. We recognize contingent rental expense (in annual as well as interim periods) prior to the achievement of the specified target that triggers the contingent rental expense, provided that achievement of that target is considered probable.

In June 2007, RTI, through its subsidiaries, acquired the remaining partnership interests of RT West Palm Beach, in which we had previously owned a 50% interest. In October 2007, RTI, through its subsidiaries, acquired the remaining partnership interests of RT Michigan and RT Detroit, in which we had previously owned a 1% and 50% interest, respectively. At the time of acquisition, RT West Palm Beach, RT Michigan, and RT Detroit operated 11, 14, and 11 Ruby Tuesday restaurants, respectively, and were scheduled to make future sub-lease payments totaling $3.1 million, $1.1 million, and $1.4 million, respectively, to various lessors as part of the sub-lease agreements with RTI. See Note F to the Condensed Consolidated Financial Statements for more information regarding these transactions.

Amounts included in assets held for sale at December 4, 2007 primarily consist of parcels of land upon which the Company has no intention to build restaurants.

NOTE H – LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

	December 4, 2007	June 5, 2007

Revolving credit facility	$393,800	$347,000
Unsecured senior notes:
Series A, due April 2010	85,000	85,000
Series B, due April 2013	65,000	65,000
Mortgage loan obligations	47,771	17,073
Capital lease obligations	170	265
	591,741	514,338
Less current maturities	548,068	1,779
	$43,673	$512,559

On April 3, 2003, RTI issued non-collateralized senior notes totaling $150.0 million through a private placement of debt (the “Private Placement”). The Private Placement consists of $85.0 million in notes with a fixed interest rate of 4.69% (the “Series A Notes”) and $65.0 million in notes with a fixed interest rate of 5.42% (the “Series B Notes”). The Series A Notes and Series B Notes mature on April 1, 2010 and April 1, 2013, respectively.

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

Under the Credit Facility, interest rates charged on borrowings can vary depending on the interest rate option we choose to utilize. Our options for the rate are the Base Rate or an adjusted LIBO Rate plus an applicable margin. The Base Rate is defined to be the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.5%. The applicable margin is zero percent for the Base Rate loans and a percentage ranging from 0.5% to 1.25% for the LIBO Rate-based option. We pay commitment fees quarterly ranging from 0.1% to 0.25% on the unused portion of the Credit Facility.

Under the terms of the Credit Facility, we had borrowings of $393.8 million with an associated floating rate of interest of 5.48% at December 4, 2007. As of June 5, 2007, we had $347.0 million outstanding with an associated floating rate of interest of 5.95%. After consideration of letters of credit outstanding, the Company had $89.1 million available under the Credit Facility as of December 4, 2007.

Both the Credit Facility and the notes issued in the Private Placement contain various restrictions, including limitations on additional debt, the payment of dividends and limitations regarding maximum funded debt, minimum net worth, and minimum fixed charge coverage ratios. On November 30, 2007, RTI entered into amendments of both the Credit Facility and the notes issued in the Private Placement to amend the minimum fixed charge coverage and maximum funded debt ratios through the fiscal quarter ending June 2, 2009 and thereafter. The amendment to the Private Placement provided for a 1% increase in interest rates upon the occurrence of credit ratios outside those previously allowed. As of December 4, 2007, our maximum funded debt ratio exceeded that which was previously allowed by the lenders. As a result, the interest rates of our Series A and Series B Private Placement notes for the third fiscal quarter of 2008 will be 5.69% and 6.42%, respectively, and are anticipated to remain at this rate for the remainder of the fiscal year.

As a result of these amendments, the Company is currently in compliance with its debt covenants. Under current Company and industry conditions, however, absent further modifications, the Company anticipates that, at some point during the next twelve months, it will be in violation of its maximum funded debt and minimum fixed charge coverage ratios, which between December 4, 2007 and December 2, 2008 are 3.75:1 and 1.85:1, respectively. Accordingly, RTI has reclassified the Credit Facility and the notes issued in its Private Placement from long-term to current as of December 4, 2007 in accordance with Emerging Issues Task Force (“EITF”) Issue No. 86-30, “Classification of Obligations When a Violation is Waived by a Creditor.” In the event of default, there is no assurance that our lenders will waive any future covenant violations or agree to any future amendments of our Credit Facility and Private Placement.

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

As a result of the adoption of FIN 48, the Company recognized a negligible increase in its liability for unrecognized tax benefits, which was accounted for as a reduction to our opening balance of retained earnings on June 6, 2007. The Company had a liability for unrecognized tax benefits of $5.1 million and $5.6 million as of December 4, 2007 and June 6, 2007, respectively. As of December 4, 2007 and June 6, 2007, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate was $3.3 million and $3.6 million, respectively. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

Interest and penalties related to unrecognized tax benefits are recognized as components of income tax expense. As of December 4, 2007 and June 6, 2007, the Company had accrued $2.3 million and $2.2 million, respectively, for the payment of interest and penalties.

The effective tax rate for the 26-week period ended December 4, 2007 was (12.8)% compared to 33.0% for the corresponding period of the prior year. The effective tax rate decreased as compared to the prior year primarily as a result of favorable developments on certain tax exposure items and the impact of tax credits coupled with the decrease in net income.

At December 4, 2007, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2006, and with few exceptions, state and local examinations by tax authorities prior to fiscal year 2004.

NOTE J – COMPREHENSIVE (LOSS)/INCOME

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”) requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net (loss)/income in accordance with U.S. generally accepted accounting principles. Items that currently impact the Company’s other comprehensive income are the minimum pension liability adjustments and payments received in partial settlement of the Piccadilly divestiture guarantee. See Note L to the Condensed Consolidated Financial Statement for further information on the Piccadilly settlement. Amounts shown in the table below are in thousands.

	Thirteen weeks ended		Twenty-six weeks ended
	December 4,	December 5,	December 4,	December 5,
	2007	2006	2007	2006
Net (loss)/income	$(10,351)	$16,729	$739	$38,279
Pension liability reclassification, net of tax	419	–	419	–
Piccadilly settlement, net of tax	151	–	151	–
Comprehensive (loss)/income	$(9,781)	$16,729	$1,309	$38,279

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

Included in the amounts shown below are costs and obligations associated with pension benefits for certain Piccadilly employees which were absorbed by RTI following Piccadilly's bankruptcy. See Note L to the Condensed Consolidated Financial Statements for more information.

Postretirement Medical and Life Benefits

Our Postretirement Medical and Life Benefits plans provide medical benefits to substantially all retired employees and life insurance benefits to certain retirees. The medical plan requires retiree cost sharing provisions that are more substantial for employees who retire after January 1, 1990.

The following tables detail the components of net periodic benefit costs and the amounts recognized in our Condensed Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, the Executive Supplemental Pension Plan (collectively, the “Pension Benefits”) and the Postretirement Medical and Life Benefits plans (in thousands):

	Pension Benefits
	Thirteen weeks ended		Twenty-six weeks ended
	December 4,	December 5,	December 4,	December 5,
	2007	2006	2007	2006
Service cost	$91	$75	$182	$150
Interest cost	566	532	1,132	1,064
Expected return on plan assets	(186)	(158)	(372)	(316)
Amortization of prior service cost	81	82	162	164
Recognized actuarial loss	244	223	488	445
Net periodic benefit cost	$796	$754	$1,592	$1,507

	Postretirement Medical and Life Benefits
	Thirteen weeks ended		Twenty-six weeks ended
	December 4,	December 5,	December 4,	December 5,
	2007	2006	2007	2006
Service cost	$2	$4	$4	$8
Interest cost	26	29	52	58
Amortization of prior service cost	(2)	(4)	(4)	(8)
Recognized actuarial loss	24	29	48	58
Net periodic benefit cost	$50	$58	$100	$116

As disclosed in our Form 10-K for fiscal 2007, we are required to make contributions to the Retirement Plan in fiscal 2008. No contribution was required and we did not make any contributions to the Retirement Plan during the 26 weeks ended December 4, 2007. We expect to make contributions of $0.4 million for the remainder of fiscal 2008.

We also sponsor two defined contribution retirement savings plans. Information regarding these plans is included in RTI’s Annual Report on Form 10-K for the fiscal year ended June 5, 2007.

NOTE L – COMMITMENTS AND CONTINGENCIES

Guarantees

At December 4, 2007, we had certain third party guarantees, which primarily arose in connection with our franchising and divestiture activities. The majority of these guarantees expire at various dates ending in fiscal 2013. Generally, we are required to perform under these guarantees in the event that a third party fails to make contractual payments or, in the case of franchise partnership debt guarantees, achieve certain performance measures.

Franchise Partnership Guarantees

As part of the franchise partnership program, we have negotiated with various lenders a $48 million credit facility to assist the franchise partnerships with working capital needs (the “Franchise Facility”). As sponsor of the Franchise Facility, we serve as partial guarantor of the draws made by the franchise partnerships on the Franchise Facility. Although the Franchise Facility allows for individual franchise partnership loan commitments to the end of the Franchise Facility term, all current commitments are for 12 months. If desired, RTI can increase the amount of the Franchise Facility by up to $25 million (to a total of $73 million) or reduce the amount of the Franchise Facility. The Franchise Facility expires on October 5, 2011.

The Franchise Facility contains various restrictions, including limitations on RTI additional debt, the payment of dividends and limitations regarding maximum funded debt, minimum net worth, and minimum fixed charge coverage ratios. On November 30, 2007, RTI entered into an amendment of the Franchise Facility to amend the minimum fixed charge coverage and maximum funded debt ratios through the fiscal quarter ending June 2, 2009 and thereafter. As discussed in Note H to the Condensed Consolidated Financial Statements, the Company is currently in compliance with its debt covenants. However, absent further modifications, violation of certain of these covenants is anticipated at some point during the next twelve months. Should this occur, amounts due under the Franchise Facility could be called by the lenders and the Company could be liable as guarantor of the debt.

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

As of December 4, 2007, the amounts guaranteed under the Franchise Facility, the Cancelled Facility and the Franchise Development Facility were $30.8 million, $0.9 million and $4.2 million, respectively. The guarantees associated with the Franchise Development Facility are collateralized by a $4.2 million letter of credit. As of June 5, 2007, the amounts guaranteed under the Franchise Facility, the Cancelled Facility and the Franchise Development Facility were $30.4 million, $0.9 million and $6.8 million, respectively. Unless extended, guarantees under these programs will expire at various dates from January 2008 through February 2013. To our knowledge, all of the franchise partnerships are current in the payment of their obligations due under these credit facilities. We have recorded liabilities totaling $0.6 million and $1.2 million as of December 4, 2007 and June 5, 2007, respectively, related to these guarantees. This amount was determined based on amounts to be received from the franchise partnerships as consideration for the guarantees. We believe these amounts approximate the fair value of the guarantees.

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

During the second quarter of fiscal 2007, the third party owner to whom SRG had sold the Tia’s restaurants declared Chapter 7 bankruptcy. As of December 4, 2007, RTI remains primarily liable for two Tia’s leases and contingently liable for four other Tia’s leases. RTI has recorded an estimated liability of $1.0 million based on the unsettled claims made to date. Included in this amount is $0.8 million for two leases settled after quarter end.

On January 2, 2007, SRG closed 20 of its restaurants, 14 of which were located on properties sub-leased from RTI. Four other SRG restaurants were closed in calendar 2006. SRG filed for Chapter 11 bankruptcy on February 14, 2007.

Following the closing of the 20 SRG restaurants in January 2007, RTI performed an analysis of the now-closed properties in order to estimate the lease liability to be incurred from the closings. Based upon the analysis performed, a charge of $5.8 million was recorded during fiscal 2007. An additional charge of $0.2 million was recorded during the first two quarters of fiscal 2008.

As of December 4, 2007, RTI had $0.1 million recorded within our liability for deferred escalating minimum rents for three SRG leases for which we remain primarily liable. These three SRG leases represent restaurants scheduled by SRG to remain open at the current time. RTI remains primarily liable for seven other SRG leases which cover restaurants now closed. Scheduled cash payments for rent remaining on these seven and three leases at December 4, 2007 totaled $3.3 million and $0.3 million, respectively. Because many of these restaurants were located in malls, RTI may be liable for other charges such as common area maintenance and property taxes. In addition to the scheduled remaining payments, we believe an additional $0.6 million for previously scheduled rent and related payments on these leases had not been paid as of December 4, 2007.

Two leases, which, at June 5, 2007, comprised $0.6 million of the lease liability reserve, were settled in the first quarter of fiscal 2008 at a total cost of $0.6 million. Deferred escalating minimum rent balances for these leases were negligible at the time of settlement. An additional $0.6 million was paid on currently unresolved leases during the two quarters of fiscal 2008.

As of December 4, 2007, RTI has recorded an estimated liability of $3.0 million based on seven SRG unsettled claims to date.

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

As of December 4, 2007, we have received partial settlements of the Piccadilly bankruptcy totaling $2.0 million to date. The Company hopes to recover further amounts upon final settlement of the bankruptcy. The actual amount we may be ultimately required to pay towards the divestiture guarantees could be lower if there is any further recovery in the bankruptcy proceeding, or could be higher if more valid participants are identified or if actuarial assumptions are proven inaccurate.

We estimated our divestiture guarantees related to MHC at December 4, 2007 to be $3.3 million for employee benefit plans and $0.1 million for workers’ compensation claims. In addition, we remain contingently liable for MHC’s portion (estimated to be $2.7 million) of the MFC employee benefit plan and workers’ compensation claims for which MHC is currently responsible under the divestiture guarantee agreements. We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

Litigation

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business. We provide reserves for such claims when payment is probable and estimable in accordance with FASB Statement No. 5, “Accounting for Contingencies”. At this time, in the opinion of management, the ultimate resolution of pending legal proceedings will not have a material adverse effect on our condensed consolidated results of operations, financial position or liquidity.

NOTE M – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements are effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal year 2009 for RTI), and interim periods within those fiscal years. The provisions for nonfinancial assets and liabilities are expected to be effective for financial statements issued for fiscal years beginning after November 15, 2008 (fiscal year 2010 for RTI), and interim periods within those fiscal years. We are currently evaluating the impact of SFAS 157 on our Condensed Consolidated Financial Statements.

In September 2006, the FASB issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). SFAS 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit pension and postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. We adopted this requirement of SFAS 158 as of June 5, 2007. SFAS 158 also requires companies to measure the funded status of pension and postretirement plans as of the date of a company’s fiscal year ending after December 31, 2008 (fiscal 2009 for RTI). Our plans currently have a measurement date that does not coincide with our fiscal year end. Accordingly, we will be required to change their measurement date in fiscal 2009. The impact of the transition, including the net periodic benefit cost computed for the period between our previous measurement date and our fiscal year end, as well as changes in the fair value of plan assets and benefit obligations during the same period, will be recorded directly to Shareholders’ Equity. We do not anticipate the adoption of this requirement to materially impact our financial position.

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

In March 2007, the FASB ratified the consensus reached by the EITF on Issue No. 06-10 (“EITF 06-10”), “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements”. EITF 06-10 provides guidance on an employers’ recognition of a liability and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods and the asset in collateral assignment split-dollar life insurance arrangements. The effective date of EITF 06-10 is for fiscal years beginning after December 15, 2007 (fiscal 2009 for RTI). As of December 4, 2007 we have recorded a $2.8 million asset within our Condensed Consolidated Balance Sheet for our collateral assignment in eight split-dollar life insurance arrangements. We are currently evaluating the impact of EITF 06-10 on our Condensed Consolidated Financial Statements.

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

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (fiscal 2010 for RTI). We are currently evaluating the impact SFAS 141R will have on any future business combinations we enter into.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (fiscal 2010 for RTI). We are currently evaluating the impact of SFAS 160 on our Condensed Consolidated Financial Statements.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

General:

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI”, the “Company”, “we” and/or “our”), owns and operates Ruby Tuesday® casual dining restaurants. We also franchise the Ruby Tuesday concept in selected domestic and international markets. In June 2007, we acquired one Wok Hay restaurant, an Asian concept located in Knoxville, Tennessee. As of December 4, 2007 we owned and operated 721, and franchised 223, Ruby Tuesday restaurants and owned and operated one Wok Hay restaurant. Ruby Tuesday restaurants can now be found in 45 states, the District of Columbia, 12 foreign countries, and Puerto Rico.

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

A key performance goal for us is to get more out of existing assets. To measure our progress towards that goal, we focus on measurements we believe are critical to our growth and progress including, but not limited to, the following:

•

Same-restaurant sales: a year-over-year comparison of sales volumes for restaurants that, in the current year, have been open 18 months or longer in order to remove the impact of new openings in comparing the operations of existing restaurants; and

•

Average restaurant volumes: a per-restaurant calculated annual average sales amount, which helps us gauge the continued development of our brand. Generally speaking, growth in average restaurant volumes in excess of same-restaurant sales is an indication that newer restaurants are operating with sales levels in excess of the Company system average and conversely, when the growth in average restaurant volumes is less than that of same-restaurant sales, a general conclusion can be reached that newer restaurants are recording sales less than those of the existing Company system.

Our goal is to stabilize and ultimately increase same-restaurant sales 2% or greater per year and to increase average restaurant volumes by $100,000 per year towards our long-term goal of $2.5 million in sales per restaurant per year. We also have strategies to invest wisely in new restaurants (which means generating both higher sales as well as higher returns) and to maintain the right capital structure to create value for our shareholders. To that end, we have begun a re-imaging initiative intended to move our brand towards a higher quality casual dining restaurant and away from the traditional bar and grill category.

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

Results of Operations:

The following is an overview of our results of operations for the 13- and 26-week periods ended December 4, 2007:

Net income decreased to a $10.4 million loss for the 13 weeks ended December 4, 2007 compared to $16.7 million of income for the same quarter of the previous year. Diluted earnings per share for the fiscal quarter ended December 4, 2007 decreased to a loss of $0.20 per share from the corresponding period of the prior year as a result of a decrease in net income as discussed below, partially offset by fewer outstanding shares.

During the 13 weeks ended December 4, 2007:

•	30 Company-owned Ruby Tuesday restaurants were opened or acquired, including 25 purchased from our Michigan and Detroit franchisees;
•	No Company-owned Ruby Tuesday restaurants were closed;
•	Aside from the restaurants sold to the Company, four franchise restaurants were opened and none were closed; and
•	Same-restaurant sales at Company-owned restaurants decreased 10.8%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants decreased 8.7%.

Net income decreased to $0.7 million for the 26 weeks ended December 4, 2007 compared to $38.3 million for the same period of the previous year. Diluted earnings per share for the 26-week period ended December 4, 2007 decreased to $0.01 from the corresponding period of the prior year as a result of a decrease in net income as discussed below, partially offset by fewer outstanding shares.

During the 26 weeks ended December 4, 2007:

•	45 Company-owned Ruby Tuesday restaurants were opened or acquired, including 36 purchased from our West Palm Beach, Michigan, and Detroit franchisees;
•	Four Company-owned Ruby Tuesday restaurants were closed;
•	Aside from the restaurants sold to the Company, seven franchise restaurants were opened and one was closed;
•	Same-restaurant sales at Company-owned restaurants decreased 7.8%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants decreased 5.6%; and
•	One Wok Hay Asian restaurant was acquired.

The following table sets forth selected restaurant operating data as a percentage of total revenue, except where otherwise noted, for the periods indicated. All information is derived from our Condensed Consolidated Financial Statements included in this Form 10-Q.

	Thirteen weeks ended			Twenty-six weeks ended
	December 4,		December 5,	December 4,	December 5,
	2007		2006	2007	2006
Revenue:
Restaurant sales and operating revenue	98.9%		99.0%	98.9%	98.9%
Franchise revenue	1.1		1.0	1.1	1.1
Total revenue	100.0		100.0	100.0	100.0
Operating costs and expenses:
Cost of merchandise (1)	28.0		27.4	27.5	27.1
Payroll and related costs (1)	34.5		31.3	33.2	31.1
Other restaurant operating costs (1)	22.0		18.2	20.7	18.3
Depreciation and amortization (1)	7.9		5.7	7.4	5.6
Selling, general and administrative, net	10.2		9.2	9.4	8.9
Equity in losses of
unconsolidated franchises	0.5		0.2	0.4	0.1
Interest expense, net	2.6		1.4	2.3	1.3
(Loss)/income before income taxes	(4.7)		7.4	0.1	8.5
(Benefit)/provision for income taxes	(1.5)		2.4	0.0	2.8
Net (loss)/income	(3	.2)%	5.0%	0.1%	5.7%
(1)	As a percentage of restaurant sales and operating revenue.

The following table shows Company-owned and franchised Ruby Tuesday concept restaurant openings and closings, and total Ruby Tuesday concept restaurants for the 13 and 26 week periods ended December 4, 2007 and December 5, 2006.

	Thirteen weeks ended		Twenty-six weeks ended
	December 4, 2007	December 5, 2006	December 4, 2007	December 5, 2006
Company–owned:
Beginning number	691	658	680	629
Opened	5	15	9	32
Acquired from franchisees	25	–	36	17
Sold or leased to franchisees	–	–	–	(3)
Closed	–	–	(4)	(2)
Ending number	721	673	721	673

Franchise:
Beginning number	244	246	253	251
Opened	4	7	7	17
Acquired or leased from RTI	–	–	–	3
Sold to RTI	(25)	–	(36)	(17)
Closed	–	–	(1)	(1)
Ending number	223	253	223	253

* Excludes one Wok Hay restaurant which was acquired in June 2007.

We estimate that approximately 11 additional Company-owned Ruby Tuesday restaurants will be opened during the remainder of fiscal 2008.

We expect our domestic and international franchisees to open approximately 8 to 13 additional Ruby Tuesday restaurants during the remainder of fiscal 2008.

Revenue

RTI’s restaurant sales and operating revenue for the 13 weeks ended December 4, 2007 decreased 4.8% to $317.4 million compared to the same period of the prior year. This decrease primarily resulted from a 10.8% decrease in same-restaurant sales, offset by a net addition of 48 restaurants over the prior year. The decrease in same-restaurant sales results from reductions in both customer counts and average check, as RTI utilized value-oriented pricing and promotions and direct mail and freestanding insert coupons.

Franchise revenue for the 13 weeks ended December 4, 2007 increased 0.8% to $3.5 million compared to the same period of the prior year. Franchise revenue is predominately comprised of domestic and international royalties, which totaled $3.1 million and $3.3 million for the 13-week periods ended December 4, 2007 and December 5, 2006, respectively. The increase in franchise revenue is a result of additional international development fees, which offset the decrease in royalties which resulted from the acquisitions of RT West Palm Beach Franchise, LP (“RT West Palm Beach”) in June 2007 and RT Michigan Franchise, LLC (“RT Michigan”) in October 2007 and lower same-restaurant sales. Same-restaurant sales for domestic franchise Ruby Tuesday restaurants decreased 8.7% in the second quarter of fiscal 2008.

For the 26 weeks ended December 4, 2007, sales at Company-owned restaurants decreased 1.2% to $660.4 million compared to the same period of the prior year. This decrease primarily resulted from a 7.8% decrease in same-restaurant sales for the 26-week period ended December 4, 2007, offset by a net addition of 48 restaurants.

For the 26-week period ended December 4, 2007, franchise revenues decreased 0.2% to $7.3 million compared to $7.4 million for the same period in the prior year. Domestic and international royalties totaled $6.8 million for each of the 26-week periods ending December 4, 2007 and December 5, 2006 as increased royalties from traditional domestic and international franchisees were offset, in part, by the acquisition of RT West Palm Beach and RT Michigan and lower same-restaurant sales, as previously discussed.

Average restaurant volumes at Company-owned restaurants, calculated on a rolling 12 period basis, decreased 2.7% to $2.05 million as of December 4, 2007.

Pre-tax (Loss)/Income

Pre-tax income decreased to a $15.2 million loss for the 13 weeks ended December 4, 2007, from the corresponding period of the prior year. This decrease is primarily due to a decrease of 10.8% in same-restaurant sales at Company owned restaurants combined with increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of cost of merchandise, payroll and related costs, other restaurant operating costs, depreciation and amortization, selling, general, and administrative expense, and interest expense.

For the 26-week period ended December 4, 2007, pre-tax income was $0.7 million. This decrease is primarily due to a decrease of 7.8% in same-restaurant sales at Company owned restaurants combined with increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of cost of merchandise, payroll and related costs, other restaurant operating costs, depreciation and amortization, selling, general, and administrative expense, and interest expense.

In the paragraphs which follow, we discuss in more detail the components of the decrease in pre-tax income for the 13 and 26-week periods ended December 4, 2007, as compared to the comparable periods in the prior year.

Cost of Merchandise

Cost of merchandise decreased 2.6% to $89.0 million for the 13 weeks ended December 4, 2007, over the corresponding period of the prior year. As a percentage of restaurant sales and operating revenue, cost of merchandise increased from 27.4% to 28.0% for the 13 weeks ended December 4, 2007.

For the 26-week period ended December 4, 2007, cost of merchandise increased 0.4% to $181.7 million over the corresponding period of the prior year. As a percentage of restaurant sales and operating revenue, cost of merchandise increased from 27.1% to 27.5% for the 26 weeks ended December 4, 2007.

The increase for both the 13 and 26-week periods as a percentage of restaurant sales and operating revenue is primarily due to increased food and beverage costs as a result of offering higher quality menu items. Additionally, several promotions were offered during the current quarter which increased cost of merchandise as a percentage of restaurant sales and operating revenue, such as a free garden bar with the purchase of certain entrees and lunch fresh combinations.

Payroll and Related Costs

Payroll and related costs increased 5.0% to $109.5 million for the 13 weeks ended December 4, 2007, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, payroll and related costs increased from 31.3% to 34.5%.

For the 26-week period ended December 4, 2007, payroll and related costs increased 5.6% to $219.5 million, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, payroll and related costs increased from 31.1% to 33.2%.

The increase as a percentage of restaurant sales and operating revenue for both the 13 and 26-week periods is primarily due to higher hourly labor relating to the rollout of the quality service specialist program in the current quarter, minimum wage increases in several states since the end of the same quarters in the prior year, and higher management labor due to loss of leveraging with lower sales volumes.

Other Restaurant Operating Costs

Other restaurant operating costs increased 14.7% to $69.8 million for the 13-week period ended December 4, 2007, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, other restaurant operating costs increased from 18.2% to 22.0%. Increases for the 13-week period were primarily due to higher repairs expense to maintain our 5-star facilities standard, increased rent and leasing costs due to the acquisition of certain franchise partnerships since the same quarter of the prior year and a loss of leverage from lower sales, higher insurance due to proceeds from a Hurricane Katrina claim received in the same quarter of the prior year, higher utilities due to higher average temperatures in the current year, and higher supplies expense due to upgrading napkins to high-quality linen-like dinner napkins and rollout of new tablecloths and glassware due to our reimaging initiative.

For the 26-week period ended December 4, 2007, other restaurant operating costs increased 12.1% to $136.7 million as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, these costs increased from 18.3% to 20.7%. The increase is due to the increased expenses mentioned above, coupled with an increase in asset impairment charges.

Depreciation and Amortization

Depreciation and amortization expense increased 32.4% to $25.1 million for the 13-week period ended December 4, 2007, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, this expense increased from 5.7% to 7.9%.

For the 26-week period ended December 4, 2007, depreciation and amortization expense increased 30.4% to $48.7 million as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, this expense increased from 5.6% to 7.4%.

The increase for both the 13 and 26-week periods as a percentage of restaurant sales and operating revenue is primarily due to accelerated depreciation ($5.1 million and $9.0 million, respectively) for restaurants reimaged as part of our reimaging initiative which had begun in the latter part of fiscal 2007 and loss of leveraging with lower sales volumes.

Selling, General and Administrative Expenses, Net

Selling, general and administrative expenses, net of support service fee income totaling $1.3 million, increased 5.9% to $32.7 million for the 13-week period ended December 4, 2007, as compared to the corresponding period in the prior year. As a percentage of total operating revenue, these expenses increased from 9.2% to 10.2%.

Selling, general and administrative expenses, net of support service fee income totaling $3.9 million, increased 3.6% to $62.5 million for the 26-week period ended December 4, 2007 as compared to the corresponding period in the prior year. As a percentage of total operating revenue, these expenses increased from 8.9% to 9.4%.

The increase for both the 13 and 26-week periods is primarily due to an increase in advertising due to utilizing a direct mail program in conjunction with the completion of reimaged restaurants, higher television expense due to the addition of late night and prime network purchases, and higher newspaper expense due to two freestanding newspaper inserts. Additionally, for the 13-week period ended December 4, 2007, general and administrative expenses were higher, as a percentage of operating revenue, due primarily to increased management labor due to additional catering managers since the same period of the prior year and rollout of the Regional Service Manager program and loss of leveraging with lower sales volumes, offset by a reduction in bonus expense based on current expectations, a decrease in share-based compensation and a decrease in training payroll due to only five new restaurant openings during the current quarter compared to fifteen openings in the same quarter of the prior year.

Equity in Losses of Unconsolidated Franchises

Our equity in the losses of unconsolidated franchises was $1.6 million for the 13 weeks ended December 4, 2007, which is $0.9 million more than the corresponding period of the prior year.

Our equity in losses of unconsolidated franchises was $2.5 million for the 26-week period ended December 4, 2007, which is $1.8 million more than the corresponding period of the prior year.

The increase in loss for both the 13 and 26-week periods is primarily due to a reduction in earnings from investments in certain franchise partnerships, offset by the acquisition of four franchise partnerships since the first quarter of the prior year. As of December 4, 2007, we held 50% equity investments in each of six franchise partnerships which collectively operate 72 Ruby Tuesday restaurants. As of December 5, 2006, we held 50% equity investments in each of ten franchise partnerships which then collectively operated 110 Ruby Tuesday restaurants.

Interest Expense, Net

Net interest expense increased $3.7 million for the 13 weeks ended December 4, 2007, as compared to the corresponding period in the prior year, primarily due to higher average debt outstanding resulting from the Company acquiring 8.8 million shares of its common stock subsequent to December 5, 2006 under our ongoing share repurchase program and the acquisitions of four franchise partnerships since the second quarter of the prior year. Net interest expense increased $6.5 million for the 26-week period ended December 4, 2007, as compared to the corresponding period in the prior year, primarily for the same reasons mentioned above. See “Borrowings and Credit Facilities” for more information.

(Benefit)/Provision for Income Taxes

The effective tax rate for the current quarter was 31.7% compared to 33.0% for the same period of the prior year. The effective tax rate was (12.8)% for the 26-week period ended December 4, 2007 compared to 33.0% for the corresponding period of the prior year. The effective income tax rate for both the 13- and 26-week periods decreased primarily as a result of the impact of tax credits, which remained consistent or increased, while net income decreased. Based upon projected pre-tax income levels for the remainder of the fiscal year and given the expiration of certain statutes of limitations and expected settlements of audits, we anticipate our effective tax rate for the fiscal year to be in the range of 7.0% to 9.0%, which excludes any discrete items.

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

At December 4, 2007, we had 26 restaurants that had been open more than one year with rolling 12 month negative cash flows. Of these 26 restaurants, one had previously been impaired to salvage value and three were impaired to salvage value during the current quarter. We reviewed the plans to improve cash flows at each of the other 22 restaurants and concluded that impairments existed at four of these restaurants. Impairment charges of $1.0 million were recorded during the quarter for these seven restaurants. Should sales at these restaurants not improve within a reasonable period of time, further impairment charges are possible. In addition to the above, impairments totaling $0.3 million were recorded during the quarter ended December 4, 2007 on assets classified as held for sale in our Condensed Consolidated Balance Sheet.

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

At December 4, 2007, the allowance for doubtful notes was $2.9 million. Included in the allowance for doubtful notes is $2.2 million allocated to the $5.4 million of debt due from five franchisees that, for the most recent reporting period, have either reported coverage ratios below the required levels with certain of their third party debt, or reported ratios above the required levels, but for an insufficient amount of time. With the exception of amounts borrowed under one current and two former credit facilities for franchise partnerships (see Note L to the Condensed Consolidated Financial Statements for more information), the third party debt referred to above is not guaranteed by RTI. The Company believes that payments are being made by these franchisees in accordance with the terms of these debts.

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

Income Tax Valuation Allowances and Tax Accruals

We record deferred tax assets for various items. As of December 4, 2007, we have concluded that it is more likely than not that the future tax deductions attributable to our deferred tax assets will be realized and therefore no valuation allowance has been recorded.

As a matter of course, we are regularly audited by federal and state tax authorities. We record appropriate accruals for potential exposures in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). We evaluate these accruals, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events that may impact our ultimate tax liability.

Liquidity and Capital Resources:

We require capital principally for new restaurant construction, investments in technology, equipment, remodeling of existing restaurants, and on occasion for acquisition of franchisees or other restaurant concepts. We also require capital to pay dividends to our common stockholders and to repurchase shares of our common stock. Historically our primary sources of cash have been operating activities, proceeds from refranchising transactions, and the issuance of indebtedness. We have used and expect to continue to use our borrowing and credit facilities to meet our capital needs, if necessary.

Due in significant part to the reclassification of certain long-term debt totaling $543.8 million to current as a result of our projection of possible debt covenant violations at some point during the next twelve months, our working capital deficiency and current ratio as of December 4, 2007 were $597.8 million and 0.1:1, respectively. See the Borrowings and Credit Facilities section of this MD&A for further discussion regarding our possible debt covenant violations. Our working capital deficiency was also impacted by the $35.7 million increase in accounts payable which primarily resulted from certain invoices due to a significant vendor, by agreement, not being payable until subsequent to the end of the quarter. As is common in the restaurant industry, we carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset) and receivable and inventory levels are generally not significant.

Capital Expenditures

Property and equipment expenditures for the 26 weeks ended December 4, 2007 were $78.9 million which was $1.3 million more than cash provided by operating activities for the same period. As of December 4, 2007, we have completed the reimaging of 408 Company-owned restaurants. Capital expenditures attributable to reimaging during fiscal 2008 to date were $38.0 million. Capital expenditures for the remainder of fiscal 2008, primarily relating to new restaurant development, the ongoing reimaging of our restaurants, refurbishment and capital replacement for existing restaurants, and the enhancement of information systems are projected to be approximately $36.0 to $51.0 million. Of this amount, approximately $12.0 to $17.0 million is projected to reimage our existing restaurants. To the extent capital expenditures have exceeded cash flow from operating activities, we have historically relied on cash provided by financing activities to fund our capital expenditures. See “Special Note Regarding Forward-Looking Information.”

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

In partial settlement of the Piccadilly bankruptcy, RTI has received $2.0 million to date. The Company hopes to recover a further amount upon final settlement of the bankruptcy. No further recovery has been recorded in our Condensed Consolidated Financial Statements.

Assets and obligations attributable to Morrison Health Care, Inc. participants, as well as participants, formerly with Morrison Fresh Cooking, Inc. who were allocated to Compass following Piccadilly’s bankruptcy, were spun out of the Retirement Plan effective June 30, 2006. Following Compass’s withdrawal, RTI remained the sole sponsor of the Retirement Plan.

For the 26 weeks ended December 4, 2007, no contribution was required and we did not make any contributions to the Retirement Plan. We expect to make contributions for the remainder of fiscal 2008 totaling $0.4 million.

Significant Contractual Obligations and Commercial Commitments

Long-term financial obligations were as follows as of December 4, 2007 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Notes payable and other long-term debt, including
current maturities (a)	$47,941	$4,268	$9,071	$10,040	$24,562
Revolving credit facility (a)	393,800	393,800	–	–	–
Unsecured senior notes
(Series A and B) (a)	150,000	150,000	–	–	–
Interest (b)	34,300	12,866	6,706	5,223	9,505
Operating leases (c)	436,276	45,482	80,946	69,164	240,684
Purchase obligations (d)	202,626	98,450	67,178	29,487	7,511
Pension obligations (e)	29,780	2,187	4,756	5,822	17,015
Total (f)	$1,294,723	$707,053	$168,657	$119,736	$299,277

(a)

See Note H to the Condensed Consolidated Financial Statements and the Borrowings and Credit Facilities section of this MD&A for more information regarding the classification as current of the revolving credit facility and the unsecured senior notes.

(b)

Amounts represent contractual interest payments on our fixed-rate debt instruments. Interest payments on our variable-rate revolving credit facility and variable-rate notes payable with balances of $393.8 million and $3.8 million, respectively, as of December 4, 2007 have been excluded from the amounts shown above, primarily because the balance outstanding under our revolving credit facility fluctuates daily. Twelve months of interest payments on our non-collateralized senior notes (the “Private Placement”) with balances of $150.0 million as of December 4, 2007 have been included in the amounts shown above because the debt is classified as current at December 4, 2007 in our Condensed Consolidated Balance Sheet. See Note H of the Condensed Consolidated Financial Statements for more information.

(c)

This amount includes operating leases totaling $22.2 million for which sublease income of $22.2 million from franchisees or others is expected. See Note G to the Condensed Consolidated Financial Statements for more information.

(d)	The amounts for purchase obligations include commitments for food items and supplies, construction projects, and other miscellaneous commitments.
(e)	See Note K to the Condensed Consolidated Financial Statements for more information.
(f)	This amount excludes $5.1 million of unrecognized tax benefits under FIN 48 due to the uncertainty regarding the timing of future cash outflows associated with such obligations.

Commercial Commitments (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Letters of credit (a)	$ 17,111	$ 17,111	$ –	$ –	$ –
Franchisee loan guarantees (a)	31,641	30,259	680	702	–
Divestiture guarantees	6,930	192	404	420	5,914
Total	$ 55,682	$ 47,562	$ 1,084	$ 1,122	$ 5,914
(a)

Includes a $4.2 million letter of credit which secures franchisees’ borrowings for construction of restaurants being financed under a franchise loan facility. The franchise loan guarantee of $31.6 million also shown in the table excludes the guarantee of $4.2 million for construction to date on the restaurants being financed under the facility.

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

At December 4, 2007, we had borrowings of $393.8 million outstanding under the Credit Facility with an associated floating rate of 5.48%. After consideration of letters of credit outstanding, the Company had $89.1 million available under the Credit Facility as of December 4, 2007. At June 5, 2007, we had borrowings of $347.0 million outstanding under the Credit Facility with an associated floating rate of 5.95%.

During fiscal 2003, we concluded the private sale of $150.0 million of non-collateralized senior notes. The Private Placement consisted of $85.0 million with a fixed interest rate of 4.69% (the “Series A Notes”) and $65.0 million with a fixed interest rate of 5.42% (the “Series B Notes”). The Series A Notes and Series B Notes mature on April 1, 2010 and April 1, 2013, respectively. On November 30, 2007, RTI entered into amendments of both the Credit Facility and the notes issued in the Private Placement to amend the minimum fixed charge coverage and maximum funded debt ratios through the fiscal quarter ending June 2, 2009 and thereafter. The amendment to the Private Placement provided for a 1% increase in interest rates upon the occurrence of credit ratios outside those previously allowed. As of December 4, 2007, our maximum funded debt ratio exceeded that which was previously allowed by the lenders. As a result, the interest rates of our Series A and Series B Private Placement notes for the third fiscal quarter of 2008 will be 5.69% and 6.42%, respectively, and are anticipated to remain at this rate for the remainder of the fiscal year.

As a result of these amendments, the Company is currently in compliance with its debt covenants. Under current Company and industry conditions, however, absent further modifications, the Company anticipates that it will be in violation of certain of its covenants at some point during the next twelve months. Accordingly, RTI has reclassified the Credit Facility and the notes issued in its Private Placement from long-term to current as of December 4, 2007 in accordance with Emerging Issues Task Force (“EITF”) Issue No. 86-30, “Classification of Obligations When a Violation is Waived by a Creditor.” In the event of default, there is no assurance that our lenders will waive any future covenant violations or agree to any future amendments of our Credit Facility and Private Placement. We are working with our creditors to obtain waivers and/or additional modifications to our covenants prior to any event of default and we may incur fees and transaction costs during this process. We hope that further modifications will allow for covenants at levels better aligned with our expected future results. If we were to violate any of our covenants and either agreements cannot be reached with our creditors or agreements are reached but we do not meet the revised covenants, our creditors could exercise their rights under the indebtedness. At that point, we may be required to obtain new financing from alternative financial sources. If new financing is made available to us, it may be at terms less favorable than existing terms. Accordingly, our liquidity, financial condition, and results of operations would likely be adversely affected.

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

As discussed in Note L to the Condensed Consolidated Financial Statements, the Franchise Facility contains various restrictions, including limitations on RTI additional debt, the payment of dividends and limitations regarding maximum funded debt, minimum net worth, and minimum fixed charge coverage ratios. On November 30, 2007, RTI entered into an amendment of the Franchise Facility to amend the minimum fixed charge coverage and maximum funded debt ratios through the fiscal quarter ending June 2, 2009 and thereafter. As discussed in Note H to the Condensed Consolidated Financial Statements, the Company is currently in compliance with its debt covenants. However, absent further modifications, violation of certain of these covenants is anticipated at some point during the next twelve months. Should this occur, amounts due under the Franchise Facility could be called by the lenders and the Company could be liable as guarantor of the debt for all outstanding borrowings, not just the amounts which would be owed should individual franchises default. At December 4, 2007, the total amount outstanding under the Franchise Facility was $38.3 million.

Recently Issued Accounting Pronouncements Not Yet Adopted

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements are effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal year 2009 for RTI), and interim periods within those fiscal years. The provisions for nonfinancial assets and liabilities are expected to be effective for financial statements issued for fiscal years beginning after November 15, 2008 (fiscal year 2010 for RTI), and interim periods within those fiscal years. We are currently evaluating the impact of SFAS 157 on our Condensed Consolidated Financial Statements.

In September 2006, the FASB issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). SFAS 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit pension and postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. We adopted this requirement of SFAS 158 as of June 5, 2007. SFAS 158 also requires companies to measure the funded status of pension and postretirement plans as of the date of a company’s fiscal year ending after December 31, 2008 (fiscal 2009 for RTI). Our plans currently have a measurement date that does not coincide with our fiscal year end. Accordingly, we will be required to change their measurement date in fiscal 2009. The impact of the transition, including the net periodic benefit cost computed for the period between our previous measurement date and our fiscal year end, as well as changes in the fair value of plan assets and benefit obligations during the same period, will be recorded directly to Shareholders’ Equity. We do not anticipate the adoption of this requirement to materially impact our financial position.

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

In March 2007, the FASB ratified the consensus reached by the EITF on Issue No. 06-10 (“EITF 06-10”), “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements”. EITF 06-10 provides guidance on an employers’ recognition of a liability and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods and the asset in collateral assignment split-dollar life insurance arrangements. The effective date of EITF 06-10 is for fiscal years beginning after December 15, 2007 (fiscal 2009 for RTI). As of December 4, 2007 we have recorded a $2.8 million asset within our Condensed Consolidated Balance Sheet for our collateral assignment in eight split-dollar life insurance arrangements. We are currently evaluating the impact of EITF 06-10 on our Condensed Consolidated Financial Statements.

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

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (fiscal 2010 for RTI). We are currently evaluating the impact SFAS 141R will have on any future business combinations we enter into.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (fiscal 2010 for RTI). We are currently evaluating the impact of SFAS 160 on our Condensed Consolidated Financial Statements.

Known Events, Uncertainties and Trends:

Financial Strategy and Stock Repurchase Plan

Our financial strategy is to utilize a prudent amount of debt, including operating leases, letters of credit, and any guarantees, to minimize the weighted average cost of capital while allowing financial flexibility and maintaining the equivalent of an investment-grade bond rating. This strategy periodically allows us to repurchase RTI common stock. During the 26 weeks ended December 4, 2007, we repurchased 1.7 million shares of RTI common stock for a total purchase price of $39.5 million. The total number of remaining shares authorized to be repurchased, as of December 4, 2007, is approximately 7.9 million. To the extent not funded with cash from operating activities and proceeds from stock option exercises, additional repurchases, if any, may be funded by borrowings on the Credit Facility.

Reimage Progress

As discussed in previous filings, in an effort to continue moving our brand towards a high quality casual dining restaurant and away from the traditional bar and grill category, we are changing our look and feel, differentiating ourselves with a more contemporary and fresher look. As of December 4, 2007, we have completed the reimaging of 408 Company-owned restaurants. Capital expenditures to date, excluding the costs to accelerate depreciation or write-off existing assets, totaled $42.5 million, of which $38.0 million was spent in fiscal 2008. We plan to complete the reimaging of an additional 259 Company-owned restaurants by the end of 2008’s third fiscal quarter.

Dividends

During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to RTI’s shareholders. A $0.25 per share dividend, which totaled $13.2 million, was paid on August 7, 2007, to shareholders of record on July 23, 2007. On January 9, 2008, the Board of Directors announced a plan of moving our semi-annual dividend to an annual payment, which the Board will review for payment in August 2008. The payment of a dividend in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future. Additionally, our Credit Facility and Private Placements contain certain limitations on the payment of dividends. See “Special Note Regarding Forward-Looking Information.”

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q contains various forward-looking statements which represent the Company’s expectations or beliefs concerning future events, including one or more of the following:  future financial performance and restaurant growth (both Company-owned and franchised), future capital expenditures, future borrowings and repayment of debt, availability of debt financing on terms attractive to the Company, payment of dividends, stock repurchases, and restaurant and franchise acquisitions and re-franchises. The Company cautions the reader that a number of important factors and uncertainties could, individually or in the aggregate, cause actual results to differ materially from those included in the forward-looking statements, including, without limitation, the following: changes in promotional, couponing and advertising strategies; guests’ acceptance of changes in menu items; changes in our guests’ disposable income; consumer spending trends and habits; mall-traffic trends; increased competition in the restaurant market; weather conditions in the regions in which Company-owned and franchised restaurants are operated; guests’ acceptance of the Company’s development prototypes and remodeled restaurants; laws and regulations affecting labor and employee benefit costs, including further potential increases in federally mandated minimum wage; costs and availability of food and beverage inventory; the Company’s ability to attract qualified managers, franchisees and team members; changes in the availability and cost of capital; impact of adoption of new accounting standards; impact of food-borne illnesses resulting from an outbreak at either Ruby Tuesday or other restaurant concepts; effects of actual or threatened future terrorist attacks in the United States; significant fluctuations in energy prices; and general economic conditions.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices. The interest rate charged on our Credit Facility can vary based on the interest rate option we choose to utilize. Our options for the rate are the Base Rate or LIBO Rate plus an applicable margin. The Base Rate is defined to be the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.5%. The applicable margin is zero percent for the Base Rate loans and a percentage ranging from 0.5% to 1.25% for the LIBO Rate-based option. As of December 4, 2007, the total amount of outstanding debt subject to interest rate fluctuations was $397.6 million. A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of $4.0 million per year.

As previously discussed, on November 30, 2007 we amended both the notes issued in the Private Placement and the Credit Facility to adjust minimum fixed charge coverage and maximum funded debt ratios through the fiscal quarter ending June 2, 2009 and thereafter. The amendment to the Private Placement provided for a 1% increase in interest rates upon the occurrence of credit ratios outside those previously allowed. At any time when RTI reports ratios within those newly-allowed outer ranges, the additional interest expense to be incurred on the $150.0 million Private Placement debt will be up to $1.5 million per year.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the

Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 4, 2007.

Changes in Internal Controls

During the fiscal quarter ended December 4, 2007, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business. We provide reserves for such claims when payment is probable and estimable in accordance with Financial Accounting Standards Board Statement No. 5, “Accounting for Contingencies.” In the opinion of management, the ultimate resolution of these pending legal proceedings will not have a material adverse effect on our condensed consolidated results of operations, financial position, or liquidity.

ITEM 1A.

RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Form 10-K for the fiscal year ended June 5, 2007, in the section entitled Item 1A. Risk Factors, describes the most significant risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. The following supplements the risk factors previously disclosed in our 2007 Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we have deemed to be immaterial also may materially affect our business, financial condition, or results of operations.

Our potential inability to meet a financial covenant contained in our indebtedness or guarantee may adversely affect our liquidity, financial condition, or results of operations.

The amount of debt we carry, which we believe is prudent based upon our financial strategy, is significant. At December 4, 2007, we had a total of $591.7 million in debt and capital lease obligations and guaranteed a further $35.9 million in debt. The indebtedness requires us to dedicate a portion of our cash flows from operating activities to principal and interest payments on our indebtedness, which could prevent or limit our ability to implement growth plans, proceed with operational improvement initiatives, or pay dividends.

We have recently modified the covenants contained in the Credit Facility, the notes issued in the Private Placement, and the Franchise Facility. In connection with the amendment to the notes issued in the Private Placement, we also agreed to pay higher quarterly interest rates for so long as we do not meet the original covenants, which could be required for an indefinite period of time.

We project that, absent further modifications to the financial covenants contained therein or improvements to our operations, at some point during the next twelve months we will violate two covenants, the fixed charge coverage ratio and our maximum funded debt ratio.

We are currently working with our creditors to obtain waivers and/or additional modifications to our covenants prior to any event of default, and we may incur significant fees and transaction costs during this process. We anticipate that further modifications will allow for covenants at levels better aligned with our expected future results.

If we were to violate any of our covenants and either agreements cannot be reached with our creditors or agreements are reached but we do not meet the revised covenants, our creditors could exercise their rights under the indebtedness and guarantee. Under the guarantee, if the Franchise Facility were to be unwound, we could be required to repay the creditors for all then-outstanding borrowings, not just the amounts which would be owed should individual franchises default. At December 4, 2007, the total amount outstanding under the Franchise Facility was $38.3 million.

Should our creditors choose to exercise their rights under the indebtedness and guarantee, we may be required to obtain new financing from alternative financial sources. However, we may have difficulty in borrowing sufficient funds to refinance the accelerated indebtedness or to satisfy the guarantee. If new financing is made available to us, it may not be available on acceptable terms. Accordingly, our liquidity, financial condition, and results of operations would likely be adversely affected.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information regarding purchases of our common stock made by us during the second quarter ended December 4, 2007:

	(a)	(b)	(c)	(d)
	Total number	Average	Total number of shares	Maximum number of shares
	of shares	price paid	purchased as part of publicly	that may yet be purchased
Period	purchased (1)	per share	announced plans or programs (1)	under the plans or programs (2)

Month #1
(September 5 to October 9)	–	–	–	7,919,227
Month #2
(October 10 to November 6)	1,286	–	–	7,919,227
Month #3
(November 7 to December 4)	–	–	–	7,919,227
Total	1,286		–	7,919,227

(1) In October 2007, RTI repurchased 1,286 shares in conjunction with the acquisition of RT Detroit Franchise, LLC. These shares were cancelled subsequent to the acquisition.

(2) On January 9, 2007, the Company’s Board of Directors authorized the repurchase of an additional 5.0 million shares of Company stock under the Company’s ongoing share repurchase program. As of December 4, 2007, 3.6 million shares of the January 2007 authorization have been repurchased at a cost of approximately $93.7 million. On July 11, 2007, the Board of Directors authorized the repurchase of an additional 6.5 million shares of Company stock.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on October 10, 2007. The Shareholders voted on the following matters:

Proposal 1: To elect two Class III directors for a term of three years to the Board of Directors.

Authority
Nominees	For	Withheld
Samuel E. Beall, III	46,928,702	1,096,897
Bernard Lanigan, Jr.	47,065,464	960,135

Proposal 2: To ratify the selection of KPMG LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending June 3, 2008.

For	47,773,228	Against	86,620	Abstain	165,751

The Directors continuing in office are: Claire L. Arnold, Kevin T. Clayton, James A. Haslam, III, Dr. Donald Ratajczak, and Stephen I. Sadove.

ITEM 5.

OTHER INFORMATION

On January 9, 2008, the Compensation and Stock Option Committee of the Board of Directors (the "Committee") clarified certain aspects of the compensation arrangement for Samuel E. Beall, III, Chairman of the Board, President and Chief Executive Officer.  Namely, with regard to long-term incentive compensation provided for in Section 3.2(b) of Mr. Beall's employment agreement with the Company (the "Agreement"), the Committee clarified its intent that the target value of future equity incentive awards for each fiscal year shall be the sum of (a) plus (b) where:

(a) is the grant day value of equity incentive award(s) granted at target level for the immediately preceding fiscal year, and (b) is the greater of (i) 4% multiplied by (a), or (ii) the increase as may be recommended by the Company's independent compensation consultants based on peer group competitive market data.

The Committee clarified this provision as the schedule for stock option awards attached as Schedule 3.2(b) to the Agreement ended in Fiscal Year 2006 and, but for an administrative oversight, would have been extended in January, 2003, when the Company and Mr. Beall entered into Amendment No. 1 to Employment Agreement (the "Amendment") which, among other things, extended the Agreement from June 18, 2006 to June 18, 2010.

The Committee also determined the amount of the lump sum payment which Mr. Beall will receive in the event he chooses a lump sum payment option upon his retirement under the Company's Executive Supplemental Pension Plan (the "Plan").  The Plan currently provides for a lump sum payment option.  However, the Committee and Mr. Beall felt that it was in the best interest of both parties to fix the assumptions comprising any lump sum payout amount.  Accordingly, should Mr. Beall timely elect a lump sum form of payment under the Plan, the lump sum amount payable shall be as follows:

Effective Date of Retirement	Lump Sum Amount
Prior to June 3, 2008	$7,423,453
On or after June 3, 2008 but prior to June 2, 2009	$7,584,587
On or after June 2, 2009 but prior to June 1, 2010	$7,740,709

The actions of the Committee were ratified by the vote of the full Board of Directors with Mr. Beall abstaining from the vote.

ITEM 6.

EXHIBITS

  Exhibit No.

3.1	Bylaws, as amended, of Ruby Tuesday, Inc. (1)

10.1	First Amendment to Amended and Restated Revolving Credit Agreement, dated as of November 30,
2007, by and among Ruby Tuesday, Inc., the Lenders, and Bank of America, N.A., as Administrative
Agent, Issuing Bank and Swingline Lender. +

10.2	Third Amendment to Amended and Restated Loan Facility Agreement and Guaranty, dated as of
November 30, 2007, by and among Ruby Tuesday, Inc., the Participants, and Bank of America, N.A.,
as Servicer and Agent for the Participants. +

10.3	Second Amendment, dated as of November 30, 2007, to Note Purchase Agreement, dated as of April 1,
2003, by and among Ruby Tuesday, Inc. and the Purchasers. +

10.4	Form of Director Restricted Stock Award. +

31.1	Certification of Samuel E. Beall, III, Chairman of the Board, President, and Chief Executive Officer. +

31.2	Certification of Marguerite N. Duffy, Senior Vice President, Chief Financial Officer. +

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002. +

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002. +

  Footnote

+	Filed herewith.

(1)	Incorporated by reference to Exhibit 99.B to Form 8-K filed with the Securities and Exchange Commission on October 12, 2007 (File No. 1-12454).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.

(Registrant)

Date: January 9, 2008	BY: /s/ MARGUERITE N. DUFFY —————————————— Marguerite N. Duffy Senior Vice President and Chief Financial Officer