Form 10-Q
period 2008-03-04
RUBY TUESDAY INC
filed 2008-04-11
CIK 68270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  March 4, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

51,712,660
(Number of shares of common stock, $0.01 par value, outstanding as of April 1, 2008)

RUBY TUESDAY, INC.

PART I — FINANCIAL INFORMATION
ITEM 1.

RUBY TUESDAY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	MARCH 4,	JUNE 5,
	2008	2007
	(NOTE A)
Assets
Current assets:
Cash and short-term investments	$7,121	$25,892
Accounts and notes receivable, net	7,841	14,773
Inventories:
Merchandise	13,383	11,825
China, silver and supplies	8,964	8,207
Income tax receivable	3,233	–
Deferred income taxes	6,550	5,239
Prepaid rent and other expenses	18,147	15,551
Assets held for sale	36,332	20,368
Total current assets	101,571	101,855

Property and equipment, net	1,086,166	1,033,336
Goodwill	18,927	16,935
Notes receivable, net	3,685	9,212
Other assets	57,115	68,918

Total assets	$1,267,464	$1,230,256
Liabilities & shareholders’ equity
Current liabilities:
Accounts payable	$28,422	$39,435
Accrued liabilities:
Taxes, other than income taxes	18,367	19,986
Payroll and related costs	16,772	9,749
Insurance	7,359	13,525
Deferred revenue – gift cards	10,726	8,578
Rent and other	28,206	25,985
Current maturities of long-term debt, including capital leases	569,706	1,779
Income tax payable	–	5,730
Total current liabilities	679,558	124,767

Long-term debt and capital leases, less current maturities	42,580	512,559
Deferred income taxes	28,899	37,507
Deferred escalating minimum rent	41,945	39,824
Other deferred liabilities	64,461	76,273
Total liabilities	857,443	790,930

Commitments and contingencies (Note L)

Shareholders’ equity:
Common stock, $0.01 par value; (authorized: 100,000 shares;
issued: 51,713 shares at 3/04/08; 53,240 shares at 6/05/07)	517	532
Capital in excess of par value	7,150	2,246
Retained earnings	411,610	446,584
Deferred compensation liability payable in
Company stock	3,070	3,861
Company stock held by Deferred Compensation Plan	(3,070)	(3,861)
Accumulated other comprehensive loss	(9,256)	(10,036)
	410,021	439,326

Total liabilities & shareholders’ equity	$1,267,464	$1,230,256

The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	MARCH 4,	MARCH 6,	MARCH 4,	MARCH 6,
	2008	2007	2008	2007
	(NOTE A)		(NOTE A)
Revenue:

Restaurant sales and operating revenue	$348,025	$374,192	$1,008,412	$1,042,319
Franchise revenue	3,208	3,748	10,541	11,099
	351,233	377,940	1,018,953	1,053,418
Operating costs and expenses:
Cost of merchandise	97,260	100,590	278,971	281,638
Payroll and related costs	115,170	112,416	334,636	320,273
Other restaurant operating costs	70,322	66,341	206,995	188,308
Depreciation and amortization	24,288	19,400	73,021	56,775
Loss from Specialty Restaurant
Group, LLC bankruptcy	95	5,771	252	6,022
Selling, general and administrative,
net of support service fee income
for the thirteen and thirty-nine week
periods totaling $899 and $4,890
in fiscal 2008, and $2,710 and $8,928
in fiscal 2007, respectively	25,132	27,191	87,619	87,515
Equity in losses/(earnings) of
unconsolidated franchises	1,118	(12)	3,576	626
Interest expense, net	8,448	4,776	23,828	13,659
	341,833	336,473	1,008,898	954,816

Income before income taxes	9,400	41,467	10,055	98,602
(Benefit)/provision for income taxes	(2,308)	12,812	(2,392)	31,668

Net income	$11,708	$28,655	$12,447	$66,934

Earnings per share:

Basic	$0.23	$0.49	$0.24	$1.15

Diluted	$0.23	$0.49	$0.24	$1.14

Weighted average shares:

Basic	51,381	58,124	51,635	58,353

Diluted	51,411	58,595	51,779	58,794

Cash dividends declared per share	$-	$0.25	$0.25	$0.50

The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	THIRTY-NINE WEEKS ENDED
	MARCH 4,	MARCH 6,
	2008	2007
	(NOTE A)
Operating activities:
Net income	$12,447	$66,934
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	73,021	56,775
Amortization of intangibles	521	327
Provision for bad debts	516	(197)
Deferred income taxes	(8,685)	(7,119)
Loss on impairment or disposal of assets	2,218	196
Equity in losses of unconsolidated franchises	3,576	626
Distributions received from unconsolidated franchises	46	869
Share-based compensation expense	7,228	6,845
Excess tax benefits from share-based compensation	(384)	(5,384)
Other	427	372
Changes in operating assets and liabilities:
Receivables	6,436	10,063
Inventories	(1,271)	(1,370)
Income tax receivable	(8,579)	10,612
Prepaid and other assets	(2,528)	(4,068)
Accounts payable, accrued and other liabilities	(14,347)	15,898
Net cash provided by operating activities	70,642	151,379

Investing activities:
Purchases of property and equipment	(103,976)	(98,563)
Acquisition of franchise and other entities	(2,464)	(4,669)
Proceeds from disposal of assets	8,310	14,624
Insurance proceeds from property claims	511	2,852
Distributions and other reductions in Deferred Compensation Plan assets	7,751	10
Other, net	(1,886)	(1,714)
Net cash used by investing activities	(91,754)	(87,460)

Financing activities:
Proceeds from long-term debt	68,412	53,900
Principal payments on long-term debt	(14,377)	(34,804)
Proceeds from issuance of stock, including treasury stock	2,225	38,134
Excess tax benefits from share-based compensation	384	5,384
Stock repurchases	(39,491)	(111,199)
Dividends paid	(13,193)	(29,148)
Payments for debt issuance costs	(1,619)	–
Other, net	–	(712)
Net cash provided/(used) by financing activities	2,341	(78,445)

Decrease in cash and short-term investments	(18,771)	(14,526)
Cash and short-term investments:
Beginning of year	25,892	22,365
End of quarter	$7,121	$7,839

Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amount capitalized	$23,597	$14,049
Income taxes, net	$19,183	$29,767
Significant non-cash investing and financing activities:
Assumption of debt and capital leases related to franchise
partnership acquisitions	$43,914	$16,154
Retirement of fully depreciated assets	$17,564	$885
Reclassification of properties to assets held for sale	$20,809	$16,373
Liability for claim settlements and insurance receivables	$(4,813)	$995

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI”, “we” or the “Company”), owns and operates Ruby Tuesday® casual dining restaurants and one Wok-Hay restaurant. We also franchise the Ruby Tuesday concept in select domestic and international markets. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the 13 and 39-week periods ended March 4, 2008 are not necessarily indicative of results that may be expected for the year ending June 3, 2008.

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

NOTE B – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. Diluted earnings per share gives effect to restricted stock and options outstanding during the applicable periods. The stock options and restricted shares included in the diluted weighted average shares outstanding totaled a negligible amount and 0.5 million for the 13 weeks ended March 4, 2008 and March 6, 2007, respectively, and 0.1 million and 0.4 million for the 39 weeks ended March 4, 2008 and March 6, 2007, respectively.

Stock options with an exercise price greater than the average market price of our common stock and certain options with unrecognized compensation expense do not impact the computation of diluted earnings per share because the effect would be anti-dilutive. For the 13 and 39 weeks ended March 4, 2008, there were 6.7 million and 6.4 million unexercised options, respectively, that were excluded from these calculations. Further, for both the 13 and 39 weeks ended March 4, 2008, 0.3 million restricted shares were excluded. For the 13 and 39 weeks ended March 6, 2007, there were 4.7 million and 4.8 million unexercised options, respectively, and a negligible amount of restricted shares that were excluded from the computation of diluted earnings per share.

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

All options awarded under the Directors’ Plan have been at the fair market value at the time of grant. A Committee, appointed by the Board, administers the Directors’ Plan. At March 4, 2008, we had reserved 509,000 shares of common stock under this Directors’ Plan, 258,000 of which were subject to options outstanding.

The Ruby Tuesday, Inc. 2003 Stock Incentive Plan

A Committee, appointed by the Board, administers the Ruby Tuesday, Inc. 2003 Stock Incentive Plan (“2003 SIP”), and has full authority in its discretion to determine the key employees and officers to whom stock incentives are granted and the terms and provisions of stock incentives. Option grants under the 2003 SIP can have varying vesting provisions and exercise periods as determined by such Committee. Options granted under the 2003 SIP vest in periods ranging from immediate to fiscal 2011, with the majority vesting 24 or 30 months following the date of grant, and the majority expiring five, but some up to ten, years after grant. The 2003 SIP permits the Committee to make awards, with or without restrictions, of shares of common stock, awards of stock options, restricted stock or other derivative securities related to the value of the common stock, and certain cash awards to eligible persons. These discretionary awards may be made on an individual basis or for the benefit of a group of eligible persons. All options awarded under the 2003 SIP have a strike price equal to the fair market value of the Company’s stock at the time of grant.

At March 4, 2008, we had reserved a total of 8,295,000 shares of common stock for the 2003 SIP, 6,470,000 of which were subject to options outstanding. Approximately 668,000 of the options outstanding at March 4, 2008 expired unexercised on April 8, 2008. Stock option exercises are settled with the issuance of new shares.

Stock Options

The following table summarizes the activity in options for the 39 weeks ended March 4, 2008 under these stock option plans (in thousands, except per-share data):

		Weighted-
		Average
	Options	Exercise Price
Balance at June 5, 2007	6,928	$ 26.56
Granted	–	–
Exercised	(124)	17.96
Forfeited	(76)	24.21
Balance at March 4, 2008	6,728	$ 26.74

Exercisable at March 4, 2008	4,324	$ 25.83

At March 4, 2008, there was approximately $4.2 million of unrecognized pre-tax compensation expense related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of 0.9 years.

Restricted Stock

The following table summarizes the status of our restricted-stock activity for the 39 weeks ended March 4, 2008 (in thousands, except per-share data):

		Weighted-Average
	Restricted	Grant-Date
	Stock	Fair Value
Non-vested at June 5, 2007	317	$ 27.08
Granted	14	19.05
Vested	–	–
Forfeited	–	–
Non-vested at March 4, 2008	331	$ 26.74

The fair value of the restricted share awards was based on the Company’s fair market value at the time of grant. At March 4, 2008, unrecognized compensation expense related to restricted stock grants expected to vest totaled approximately $0.6 million and will be recognized over a weighted average vesting period of approximately 1.8 years.

During the fourth quarter of fiscal 2007, RTI granted approximately 267,000 restricted shares to certain employees under the terms of the 2003 SIP. A performance condition, to be measured in June 2008, will determine the maximum number of restricted shares that can vest. At March 4, 2008, there was no unrecognized compensation expense related to this award as the performance condition is not expected to be achieved.

During the second quarter of fiscal 2008, RTI granted approximately 14,000 restricted shares to non-employee directors.

NOTE D – ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable – current consist of the following (in thousands):

	March 4, 2008	June 5, 2007

Rebates receivable	$775	$938
Amounts due from franchisees	3,350	4,163
Other receivables	2,009	7,066
Current portion of notes receivable	3,339	2,763
	9,473	14,930
Less allowances for doubtful notes and equity
method losses	1,632	157
	$7,841	$14,773

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

As of March 4, 2008, other receivables consisted primarily of amounts due for third party gift card sales, amounts due from various landlords, and a refund of television advertising costs. Other receivables at June 5, 2007 primarily consisted of insurance proceeds associated with a dram shop liability case settled before, but not paid until after, year-end. The offsetting liability was included in insurance within the accrued liabilities section of the Condensed Consolidated Balance Sheet.

Included in the current portion of notes receivable are payments due from franchise partnerships within one year on acquisition-related or other loans and amounts due under line of credit arrangements.

Notes receivable consist of the following (in thousands):

	March 4, 2008	June 5, 2007

Notes receivable from domestic franchisees	$9,247	$17,413
Other	–	992
	9,247	18,405

Less current maturities (included in accounts and
notes receivable)	3,339	2,763
	5,908	15,642
Less allowances for doubtful notes and equity
method losses, noncurrent	2,223	6,430
Total notes receivable, net -- noncurrent	$3,685	$9,212

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

As of March 4, 2008, all the franchise partnerships were making interest and/or principal payments on a monthly basis in accordance with the current terms of these notes. All of the refranchising notes accrue interest at 10.0% per annum.

The allowance for doubtful notes represents our best estimate of losses inherent in the notes receivable at the balance sheet date. At March 4, 2008 the allowance for doubtful notes was $3.4 million. Included in the allowance for doubtful notes is $1.9 million allocated to the $4.9 million of debt due from four franchisees that, for the most recent reporting period, have either reported coverage ratios below the required levels with certain of their third party debt, or reported ratios above the required levels but for an insufficient amount of time.

Also included within the $3.4 million allowance for doubtful notes at March 4, 2008 is $0.7 million, which represents RTI’s portion of the equity method losses of one of our 50%-owned franchise partnerships which was in excess of our recorded investment in that partnership. An additional $0.5 million of equity method losses relating to two other 50%-owned franchise partnerships has been recorded as an offset to “Accounts and notes receivable, net” in the Condensed Consolidated Balance Sheet at March 4, 2008.

NOTE E – FRANCHISE PROGRAMS

As of March 4, 2008, we held a 50% equity interest in each of six franchise partnerships which collectively operate 72 Ruby Tuesday restaurants. We apply the equity method of accounting to all 50%-owned franchise partnerships. Also, as of March 4, 2008, we held a 1% equity interest in each of seven franchise partnerships which collectively operate 49 restaurants and no equity interest in various traditional domestic and international franchises which collectively operate 100 restaurants.

Beginning in May 2005, under the terms of the franchise operating agreements, we required all domestic franchisees to contribute a percentage, currently 1.0%, of monthly gross sales to a national advertising fund formed to cover their pro rata portion of the costs associated with our national advertising campaign. Under the terms of those agreements, we can charge up to 3.0% of monthly gross sales for this national advertising fund.

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

These transactions were accounted for as step acquisitions using the purchase method as defined in Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.”  For RT West Palm Beach, the purchase price was allocated to the fair value of property and equipment of $3.7 million, goodwill of $1.4 million, reacquired franchise rights of $0.9 million, long-term debt and capital leases of $3.9 million, and other net liabilities of $0.4 million.  RT West Palm Beach had total debt and capital leases of $7.9 million at the time of acquisition, none of which was payable to RTI.

For RT Michigan, the purchase price was allocated to the fair value of property and equipment of $19.6 million, reacquired franchise rights of $1.3 million, long-term debt of $19.2 million, and other net liabilities of $0.2 million. The amount shown for other net liabilities was reduced by $0.2 million, which represented the cash RT Michigan had on hand at the time of acquisition.  RT Michigan had total debt of $25.1 million at the time of acquisition, $5.9 million of which was payable to RTI.

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

NOTE G – PROPERTY, EQUIPMENT AND OPERATING LEASES

Property and equipment, net, is comprised of the following (in thousands):

	March 4, 2008	June 5, 2007
Land	$226,029	$205,647
Buildings	468,652	429,721
Improvements	451,786	425,498
Restaurant equipment	307,753	294,810
Other equipment	100,781	99,911
Construction in progress	32,503	55,968
	1,587,504	1,511,555
Less accumulated depreciation and amortization	501,338	478,219
	$1,086,166	$1,033,336

Approximately 54% of our 721 restaurants are located on leased properties. Of these, approximately 58% are land leases only; the other 42% are for both land and building. The initial terms of these leases expire at various dates over the next 20 years. These leases may also contain required increases in minimum rent at varying times during the lease term and have options to extend the terms of the leases at a rate that is included in the original lease agreement. Most of our leases require the payment of additional (contingent) rent that is based upon a percentage of restaurant sales above agreed upon sales levels for the year. These sales levels vary for each restaurant and are established in the lease agreements. We recognize contingent rental expense (in annual as well as interim periods) prior to the achievement of the specified target that triggers the contingent rental expense, provided that achievement of that target is considered probable.

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

Amounts included in assets held for sale at March 4, 2008 primarily consist of parcels of land upon which the Company has no intention to build restaurants.

Beginning in the fiscal quarter ended June 5, 2007, the Company changed its estimates of the useful lives of certain of its restaurant equipment affected by the re-imaging of Company-owned restaurants. Assets affected by the change in estimate were or will be replaced as part of our re-imaging initiative, and will be fully depreciated by the end of the Company’s 2008 fiscal year when the re-imaging will be complete. The effect of this change in estimate was to accelerate depreciation expense by $3.9 million and $12.6 million, which decreased basic and diluted earnings per share by $0.05 and $0.15 for the 13- and 39-weeks ended March 4, 2008, respectively.

NOTE H – LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

	March 4, 2008	June 5, 2007

Revolving credit facility	$415,400	$347,000
Unsecured senior notes:
Series A, due April 2010	85,000	85,000
Series B, due April 2013	65,000	65,000
Mortgage loan obligations	46,704	17,073
Capital lease obligations	182	265
	612,286	514,338
Less current maturities	569,706	1,779
	$42,580	$512,559

On April 3, 2003, RTI issued non-collateralized senior notes totaling $150.0 million through a private placement of debt (the “Private Placement”). The Private Placement initially consisted of $85.0 million in notes with a fixed interest rate of 4.69% (the “Series A Notes”) and $65.0 million in notes with a fixed interest rate of 5.42% (the “Series B Notes”). The Series A Notes and Series B Notes mature on April 1, 2010 and April 1, 2013, respectively.

On February 28, 2007, RTI entered into an amendment and restatement of its previous five-year revolving credit agreement (the “Credit Facility”) such that the aggregate amount we could borrow increased to $500.0 million. This amount includes a $50.0 million subcommitment for the issuance of standby letters of credit and a $50.0 million subcommitment for swingline loans. Proceeds from the Credit Facility can be used for general corporate purposes, including capital expenditures and, in certain circumstances, share repurchases. The Credit Facility will mature on February 23, 2012.

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

Under the terms of the Credit Facility, we had borrowings of $415.4 million with an associated floating rate of interest of 4.03% at March 4, 2008. As of June 5, 2007, we had $347.0 million outstanding with an associated floating rate of interest of 5.95%. After consideration of letters of credit outstanding, the Company had $67.5 million available under the Credit Facility as of March 4, 2008.

Both the Credit Facility and the notes issued in the Private Placement contain various restrictions, including limitations on additional debt, the payment of dividends and limitations regarding maximum funded debt, minimum net worth, and minimum fixed charge coverage ratios. On November 30, 2007, RTI entered into amendments of both the Credit Facility and the notes issued in the Private Placement to amend the minimum fixed charge coverage and maximum funded debt ratios through the fiscal quarter ending June 2, 2009 after which time the required ratios revert back to those in effect prior to the amendments. The amendment to the Private Placement provided for a 1% increase in interest rates upon the occurrence of credit ratios outside those previously allowed under the original terms of the Private Placement, but within the revised credit ratios agreed to in the November 30, 2007 amendment. As a result of our maximum funded debt ratio exceeding that which was previously allowed by our lenders under the original terms of the Private Placement as of December 4, 2007, the interest rates of our Series A and Series B Private Placement notes increased to 5.69% and 6.42%, respectively, effective with the beginning of the third fiscal quarter of our current fiscal year.

As reported in our Form 10-Q for the fiscal quarter ended December 4, 2007, despite being in compliance at that time with our debt covenants, we anticipated, absent further modifications, at some point during the next twelve months, we would be in violation of our maximum funded debt and minimum fixed charge coverage ratios. As a result, we reclassified the Credit Facility and the notes issued in our Private Placement from long-term to current as of December 4, 2007 in accordance with Emerging Issues Task Force (“EITF”) Issue No. 86-30, “Classification of Obligations When a Violation is Waived by a Creditor” (“EITF 86-30”).

Due to concerns that, as of March 4, 2008, our maximum funded debt ratio might exceed, and our minimum fixed charge coverage ratio might be below, the threshold levels established under the November 30, 2007 amended covenants, we obtained waivers of these possible covenant violations through April 18, 2008 from the lenders in our Credit Facility (dated February 29, 2008) and the lenders in our Private Placement (dated March 4, 2008). Included as additional consideration for the waivers, we agreed to not make any further dividend payments or stock repurchases. Our actual ratios at March 4, 2008 fell within the limits allowed by our Credit Facility and Private Placement as amended on November 30, 2007. However, we anticipate, absent further modifications, at some point during the next twelve months, we will be in violation of our maximum funded debt and minimum fixed charge coverage ratios, which between December 4, 2007 and December 2, 2008 are 3.75:1 and 1.85:1, respectively. Accordingly, we continue to classify obligations under both the Credit Facility and the notes issued in the Private Placement as current at March 4, 2008 in accordance with EITF 86-30.

As of the date of this filing, we continue to work towards amendments of both our Credit Facility and notes issued in the Private Placement. We believe we have agreement in principal with our lenders on the amended terms and are currently working on completing documentation of such amendments. These amendments are anticipated to include adjustments to both the maximum funded debt and minimum fixed charge coverage ratios. We expect the amendments to require higher interest rate spreads, mandatory prepayments of principal, and restrictions on capital expenditures, dividend payments, and stock repurchases. There are no assurances that our lenders will waive any future covenant violations or agree to these, or any future, amendments of our Credit Facility and Private Placement.

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

As a result of the adoption of FIN 48, the Company recognized a negligible increase in its liability for unrecognized tax benefits, which was accounted for as a reduction to our opening balance of retained earnings on June 6, 2007. The Company had a liability for unrecognized tax benefits of $4.2 million and $5.6 million as of March 4, 2008 and June 6, 2007, respectively. As of March 4, 2008 and June 6, 2007, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate was $2.7 million and $3.6 million, respectively. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

Interest and penalties related to unrecognized tax benefits are recognized as components of income tax expense. As of March 4, 2008 and June 6, 2007, the Company had accrued $1.4 million and $2.2 million, respectively, for the payment of interest and penalties.

The effective tax rate for the 39-week period ended March 4, 2008 was (23.8)% compared to 32.1% for the corresponding period of the prior year. The effective tax rate decreased as compared to the prior year primarily as a result of the impact of tax credits, which remained consistent as compared to the prior year or increased, a decrease in taxable income, and, as discussed below, settlements of audits and expiration of certain statutes of limitations.

During the fiscal quarter ended March 4, 2008, our income tax expense was reduced by approximately $1.7 million as a result of completion of an audit and the expiration of certain statutes of limitations.

At March 4, 2008, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2007, and with few exceptions, state and local examinations by tax authorities prior to fiscal year 2005.

NOTE J – COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with U.S. generally accepted accounting principles. Items that currently impact the Company’s other comprehensive income are the minimum pension liability adjustments and payments received in partial settlement of the Piccadilly divestiture guarantee. See Note L to the Condensed Consolidated Financial Statement for further information on the Piccadilly settlement. Amounts shown in the table below are in thousands.

	Thirteen weeks ended		Thirty-nine weeks ended
	March 4,	March 6,	March 4,	March 6,
	2008	2007	2008	2007
Net income	$11,708	$28,655	$12,447	$66,934
Pension liability reclassification, net of tax	209	–	628	–
Piccadilly settlement, net of tax	–	201	151	201
Comprehensive income	$11,917	$28,856	$13,226	$67,135

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

The following tables detail the components of net periodic benefit costs and the amounts recognized in our Condensed Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, the Executive Supplemental Pension Plan (collectively, the “Pension Benefits”) and the Postretirement Medical and Life Benefits plans (in thousands):

	Pension Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	March 4,	March 6,	March 4,	March 6,
	2008	2007	2008	2007
Service cost	$91	$75	$273	$225
Interest cost	566	532	1,698	1,596
Expected return on plan assets	(186)	(158)	(558)	(474)
Amortization of prior service cost	81	82	243	246
Recognized actuarial loss	244	223	732	668
Net periodic benefit cost	$796	$754	$2,388	$2,261

	Postretirement Medical and Life Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	March 4,	March 6,	March 4,	March 6,
	2008	2007	2008	2007
Service cost	$2	$4	$6	$12
Interest cost	26	29	78	87
Amortization of prior service cost	(2)	(4)	(6)	(12)
Recognized actuarial loss	24	29	72	87
Net periodic benefit cost	$50	$58	$150	$174

As disclosed in our Form 10-K for fiscal 2007, we are required to make contributions to the Retirement Plan in fiscal 2008. We made contributions in the amount of $0.2 million to the Retirement Plan during the 39 weeks ended March 4, 2008. We expect to make contributions of $0.2 million for the remainder of fiscal 2008.

We also sponsor two defined contribution retirement savings plans. Information regarding these plans is included in RTI’s Annual Report on Form 10-K for the fiscal year ended June 5, 2007.

NOTE L – COMMITMENTS AND CONTINGENCIES

Guarantees

At March 4, 2008, we had certain third party guarantees, which primarily arose in connection with our franchising and divestiture activities. The majority of these guarantees expire at various dates ending in fiscal 2013. Generally, we are required to perform under these guarantees in the event that a third party fails to make contractual payments or, in the case of franchise partnership debt guarantees, achieve certain performance measures.

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

The Franchise Facility contains various restrictions, including limitations on RTI additional debt, the payment of dividends and limitations regarding maximum funded debt, minimum net worth, and minimum fixed charge coverage ratios. On November 30, 2007, RTI entered into an amendment of the Franchise Facility to amend the minimum fixed charge coverage and maximum funded debt ratios through the fiscal quarter ending June 2, 2009 after which time the required ratios revert back to those in effect prior to the amendments. As discussed in Note H to the Condensed Consolidated Financial Statements, the lenders have provided a limited waiver with regard to the Company’s compliance with its debt covenants. However, absent further modifications, violation of certain of these covenants is anticipated at some point during the next twelve months. Should this occur, amounts due under the Franchise Facility could be called by the lenders and the Company could be liable as guarantor of the debt.

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

As of March 4, 2008, the amounts guaranteed under the Franchise Facility, the Cancelled Facility and the Franchise Development Facility were $37.5 million, $0.9 million and $4.2 million, respectively. The guarantees associated with the Franchise Development Facility are collateralized by a $4.2 million letter of credit. As of June 5, 2007, the amounts guaranteed under the Franchise Facility, the Cancelled Facility and the Franchise Development Facility were $30.4 million, $0.9 million and $6.8 million, respectively. Unless extended, guarantees under these programs will expire at various dates from April 2008 through February 2013. To our knowledge, all of the franchise partnerships are current in the payment of their obligations due under these credit facilities. We have recorded liabilities totaling $1.0 million and $1.2 million as of March 4, 2008 and June 5, 2007, respectively, related to these guarantees. This amount was determined based on amounts to be received from the franchise partnerships as consideration for the guarantees. We believe these amounts approximate the fair value of the guarantees.

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

During the second quarter of fiscal 2007, the third party owner to whom SRG had sold the Tia’s restaurants declared Chapter 7 bankruptcy. This declaration left RTI and/or SRG either primarily or indirectly liable for certain of the older Tia’s leases. As of March 4, 2008, RTI has settled almost all of the Tia’s leases. Future payments to the remaining landlords are expected to be insignificant.

On January 2, 2007, SRG closed 20 of its restaurants, 14 of which were located on properties sub-leased from RTI. Four other SRG restaurants were closed in calendar 2006. SRG filed for Chapter 11 bankruptcy on February 14, 2007.

Following the closing of the 20 SRG restaurants in January 2007, RTI performed an analysis of the now-closed properties in order to estimate the lease liability to be incurred from the closings. Based upon the analysis performed, a charge of $5.8 million was recorded during fiscal 2007. An additional charge of $0.3 million was recorded during the first three quarters of fiscal 2008.

As of March 4, 2008, RTI remains primarily liable for six SRG leases which cover closed restaurants. Scheduled cash payments for rent remaining on these six leases at March 4, 2008 totaled $2.9 million. Because many of these restaurants were located in malls, RTI may be liable for other charges such as common area maintenance and property taxes. In addition to the scheduled remaining payments, we believe an additional $0.8 million for previously scheduled rent and related payments on these leases had not been paid as of March 4, 2008. As of March 4, 2008, RTI has recorded an estimated liability of $2.9 million based on the six SRG unsettled claims to date.

Two leases, which, at June 5, 2007, comprised $0.6 million of the lease liability reserve, were settled in the first quarter of fiscal 2008 at a total cost of $0.6 million. An additional $0.8 million was paid on currently unresolved leases during the three quarters of fiscal 2008.

We will continue to review the situation relative to these leases during the remainder of fiscal 2008 and adjust reserves as deemed appropriate.

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

As of March 4, 2008, we have received partial settlements of the Piccadilly bankruptcy totaling $2.0 million to date. The Company hopes to recover further amounts upon final settlement of the bankruptcy. The actual amount we may be ultimately required to pay towards the divestiture guarantees could be lower if there is any further recovery in the bankruptcy proceeding, or could be higher if more valid participants are identified or if actuarial assumptions are proven inaccurate.

We estimated our divestiture guarantees related to MHC at March 4, 2008 to be $3.3 million for employee benefit plans and $0.1 million for workers’ compensation claims. In addition, we remain contingently liable for MHC’s portion (estimated to be $2.6 million) of the MFC employee benefit plan and workers’ compensation claims for which MHC is currently responsible under the divestiture guarantee agreements. We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

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

In September 2006, the FASB issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). SFAS 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit pension and postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. We adopted this requirement of SFAS 158 as of June 5, 2007. SFAS 158 also requires companies to measure the funded status of pension and postretirement plans as of the date of a company’s fiscal year ending after December 31, 2008 (fiscal 2009 for RTI). Our plans currently have measurement dates that do not coincide with our fiscal year end. Accordingly, we will be required to change their measurement dates in fiscal 2009. The impact of the transition, including the net periodic benefit cost computed for the period between our previous measurement dates and our fiscal year end, as well as changes in the fair value of plan assets and benefit obligations, will be recorded directly to Shareholders’ Equity. We do not anticipate the adoption of this requirement will materially impact our financial position.

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

In March 2007, the FASB ratified the consensus reached by the EITF on Issue No. 06-10 (“EITF 06-10”), “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements”. EITF 06-10 provides guidance on an employers’ recognition of a liability and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods and the asset in collateral assignment split-dollar life insurance arrangements. The effective date of EITF 06-10 is for fiscal years beginning after December 15, 2007 (fiscal 2009 for RTI). As of March 4, 2008 we have recorded a $2.8 million asset within our Condensed Consolidated Balance Sheet for our collateral assignment in eight split-dollar life insurance arrangements. We are currently evaluating the impact of EITF 06-10 on our Condensed Consolidated Financial Statements.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

General:

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI”, the “Company”, “we” and/or “our”), owns and operates Ruby Tuesday® casual dining restaurants. We also franchise the Ruby Tuesday concept in selected domestic and international markets. In June 2007, we acquired one Wok Hay restaurant, an Asian concept located in Knoxville, Tennessee. As of March 4, 2008 we owned and operated 721, and franchised 221, Ruby Tuesday restaurants and owned and operated one Wok Hay restaurant. Ruby Tuesday restaurants can now be found in 45 states, the District of Columbia, 11 foreign countries, Puerto Rico, and Guam.

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

Our goal is to stabilize and ultimately increase same-restaurant sales 2% or greater per year and to increase average restaurant volumes towards our long-term goal of $2.5 million in sales per restaurant per year. We also have strategies to invest wisely in new restaurants (which means generating both higher sales as well as higher returns) and to maintain the right capital structure to create value for our shareholders. To that end, near the end of fiscal 2007 we began a re-imaging initiative intended to move our brand towards a higher quality casual dining restaurant and away from the traditional bar and grill category.

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

Results of Operations:

The following is an overview of our results of operations for the 13- and 39-week periods ended March 4, 2008:

Net income decreased to $11.7 million for the 13 weeks ended March 4, 2008 compared to $28.7 million for the same quarter of the previous year. Diluted earnings per share for the fiscal quarter ended March 4, 2008 decreased to $0.23 per share from $0.49 per share in the corresponding period of the prior year as a result of a decrease in net income as discussed below, partially offset by fewer outstanding shares.

During the 13 weeks ended March 4, 2008:

•	Six Company-owned Ruby Tuesday restaurants were opened;
•	Six Company-owned Ruby Tuesday restaurants were closed;
•	Two franchise restaurants were opened and four were closed; and
•	Same-restaurant sales at Company-owned restaurants decreased 12.7%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants decreased 12.0%.

Net income decreased to $12.4 million for the 39 weeks ended March 4, 2008 compared to $66.9 million for the same period of the previous year. Diluted earnings per share for the 39-week period ended March 4, 2008 decreased to $0.24 from $1.14 per share in the corresponding period of the prior year as a result of a decrease in net income as discussed below, partially offset by fewer outstanding shares.

During the 39 weeks ended March 4, 2008:

•	51 Company-owned Ruby Tuesday restaurants were opened or acquired, including 36 purchased from our West Palm Beach, Michigan, and Detroit franchisees;
•	Ten Company-owned Ruby Tuesday restaurants were closed;
•	Aside from the restaurants sold to the Company, nine franchise restaurants were opened and five were closed;
•	Same-restaurant sales at Company-owned restaurants decreased 9.6%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants decreased 7.8%; and
•	One Wok Hay Asian restaurant was acquired.

The following table sets forth selected restaurant operating data as a percentage of total revenue, except where otherwise noted, for the periods indicated. All information is derived from our Condensed Consolidated Financial Statements included in this Form 10-Q.

	Thirteen weeks ended		Thirty-nine weeks ended
	March 4,	March 6,	March 4,	March 6,
	2008	2007	2008	2007
Revenue:
Restaurant sales and operating revenue	99.1%	99.0%	99.0%	98.9%
Franchise revenue	0.9	1.0	1.0	1.1
Total revenue	100.0	100.0	100.0	100.0
Operating costs and expenses:
Cost of merchandise (1)	27.9	26.9	27.7	27.0
Payroll and related costs (1)	33.1	30.0	33.2	30.7
Other restaurant operating costs (1)	20.2	17.7	20.5	18.1
Depreciation and amortization (1)	7.0	5.2	7.2	5.4
Loss from Specialty Restaurant
Group, LLC bankruptcy	0.0	1.5	0.0	0.6
Selling, general and administrative, net	7.2	7.2	8.6	8.3
Equity in losses of
unconsolidated franchises	0.3	0.0	0.4	0.1
Interest expense, net	2.4	1.3	2.3	1.3
Income before income taxes	2.7	11.0	1.0	9.4
(Benefit)/provision for income taxes	(0.7)	3.4	(0.2)	3.0
Net income	3.3%	7.6%	1.2%	6.4%
(1)	As a percentage of restaurant sales and operating revenue.

The following table shows Company-owned and franchised Ruby Tuesday concept restaurant openings and closings, and total Ruby Tuesday concept restaurants for the 13 and 39 week periods ended March 4, 2008 and March 6, 2007.

	Thirteen weeks ended		Thirty-nine weeks ended
	March 4,	March 6,	March 4,	March 6,
	2008	2007	2008	2007
Company–owned:
Beginning number	721	673	680	629
Opened	6	6	15	38
Acquired from franchisees	–	11	36	28
Sold or leased to franchisees	–	(4)	–	(7)
Closed	(6)	(8)	(10)	(10)
Ending number	721	678	721	678

Franchise:
Beginning number	223	253	253	251
Opened	2	3	9	20
Acquired or leased from RTI	–	4	–	7
Sold to RTI	–	(11)	(36)	(28)
Closed	(4)	(1)	(5)	(2)
Ending number	221	248	221	248

The above table excludes one Wok Hay restaurant which was acquired in June 2007.

We estimate that approximately four additional Company-owned Ruby Tuesday restaurants will be opened during the remainder of fiscal 2008.

We expect our domestic and international franchisees to open approximately six to nine additional Ruby Tuesday restaurants during the remainder of fiscal 2008.

Revenue

RTI’s restaurant sales and operating revenue for the 13 weeks ended March 4, 2008 decreased 7.0% to $348.0 million compared to the same period of the prior year. This decrease primarily resulted from a 12.7% decrease in same-restaurant sales, offset by a net addition of 43 restaurants over the prior year. The decrease in same-restaurant sales results from reductions in both customer counts and average check, as RTI utilized value-oriented direct mail and freestanding insert coupons.

Franchise revenue for the 13 weeks ended March 4, 2008 decreased 14.4% to $3.2 million compared to the same period of the prior year. Franchise revenue is predominately comprised of domestic and international royalties, which totaled $3.1 million and $3.6 million for the 13-week periods ended March 4, 2008 and March 6, 2007, respectively. The decrease in franchise revenue is a result of the acquisitions of RT West Palm Beach Franchise, LP (“RT West Palm Beach”) in June 2007 and RT Michigan Franchise, LLC (“RT Michigan”) in October 2007. Same-restaurant sales for domestic franchise Ruby Tuesday restaurants decreased 12.0% in the third quarter of fiscal 2008.

For the 39 weeks ended March 4, 2008, sales at Company-owned restaurants decreased 3.3% to $1,008.4 million compared to the same period of the prior year. This decrease primarily resulted from a 9.6% decrease in same-restaurant sales for the 39-week period ended March 4, 2008, offset by a net addition of 43 restaurants.

For the 39-week period ended March 4, 2008, franchise revenues decreased 5.0% to $10.5 million compared to $11.1 million for the same period in the prior year. Domestic and international royalties totaled $10.0 million and $10.5 million for the 39-week periods ended March 4, 2008 and March 6, 2007, respectively, as increased royalties from international franchisees were offset, in part, by the acquisition of RT West Palm Beach and RT Michigan, as previously discussed.

Average restaurant volumes at Company-owned restaurants, calculated on a rolling 12 period basis, decreased 7.8% to $1.95 million as of March 4, 2008.

Pre-tax Income

Pre-tax income decreased 77.3% to $9.4 million for the 13 weeks ended March 4, 2008, from the corresponding period of the prior year. This decrease is primarily due to a decrease of 12.7% in same-restaurant sales at Company owned restaurants combined with increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of cost of merchandise, payroll and related costs, other restaurant operating costs, depreciation and amortization, and interest expense.

For the 39-week period ended March 4, 2008, pre-tax income decreased 89.8% to $10.1 million from the corresponding period of the prior year. This decrease is primarily due to a decrease of 9.6% in same-restaurant sales at Company owned restaurants combined with increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of cost of merchandise, payroll and related costs, other restaurant operating costs, depreciation and amortization, selling, general, and administrative expense, and interest expense.

In the paragraphs which follow, we discuss in more detail the components of the decrease in pre-tax income for the 13 and 39-week periods ended March 4, 2008, as compared to the comparable periods in the prior year.

Cost of Merchandise

Cost of merchandise decreased 3.3% to $97.3 million for the 13 weeks ended March 4, 2008, over the corresponding period of the prior year. As a percentage of restaurant sales and operating revenue, cost of merchandise increased from 26.9% to 27.9% for the 13 weeks ended March 4, 2008.

For the 39-week period ended March 4, 2008, cost of merchandise increased 0.9% to $279.0 million over the corresponding period of the prior year. As a percentage of restaurant sales and operating revenue, cost of merchandise increased from 27.0% to 27.7% for the 39 weeks ended March 4, 2008.

The increase for both the 13 and 39-week periods as a percentage of restaurant sales and operating revenue is primarily due to increased food and beverage costs as a result of offering higher quality menu items. Additionally, several promotions were offered during the current quarter which increased cost of merchandise as a percentage of restaurant sales and operating revenue, such as rib combination and seafood selection features, and utilizing direct mail and freestanding insert coupons.

Payroll and Related Costs

Payroll and related costs increased 2.4% to $115.2 million for the 13 weeks ended March 4, 2008, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, payroll and related costs increased from 30.0% to 33.1%.

For the 39-week period ended March 4, 2008, payroll and related costs increased 4.5% to $334.6 million, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, payroll and related costs increased from 30.7% to 33.2%.

The increase as a percentage of restaurant sales and operating revenue for both the 13 and 39-week periods is primarily due to higher hourly labor relating to the rollout of the quality service specialist program in the second quarter of fiscal 2008, minimum wage increases in several states since the end of the same quarters in the prior year, and higher management labor due to loss of leveraging with lower sales volumes.

Other Restaurant Operating Costs

Other restaurant operating costs increased 6.0% to $70.3 million for the 13-week period ended March 4, 2008, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, other restaurant operating costs increased from 17.7% to 20.2%. Increases for the 13-week period were primarily due to higher rent and lease required expenses due primarily to the acquisition of the RT West Palm Beach, RT Michigan, and RT Detroit Franchise, LLC (“RT Detroit”) franchisees since the same quarter of the prior year, higher credit card expense due to recognition of income in the prior year resulting from a settlement with a credit card vendor, higher utilities due to higher electric bills in the current year, an increase in asset impairment charges, an increase in site selection expenses due to dead site write-offs in the current quarter, and an increase in legal reserves. These increases were partially offset by lower general liability insurance due to favorable claims experience in the current quarter.

For the 39-week period ended March 4, 2008, other restaurant operating costs increased 9.9% to $207.0 million as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, these costs increased from 18.1% to 20.5%. The increase is due to the increased expenses mentioned above, coupled with an increase in repairs and maintenance costs to maintain our 5-star facilities standard, higher supplies expense due to upgrading napkins to high-quality linen-like dinner napkins and rollout of new tablecloths and glassware due to our re-imaging initiative, and higher insurance due to proceeds from a Hurricane Katrina claim received in the prior year.

Depreciation and Amortization

Depreciation and amortization expense increased 25.2% to $24.3 million for the 13-week period ended March 4, 2008, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, this expense increased from 5.2% to 7.0%.

For the 39-week period ended March 4, 2008, depreciation and amortization expense increased 28.6% to $73.0 million as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, this expense increased from 5.4% to 7.2%.

The increase for both the 13 and 39-week periods as a percentage of restaurant sales and operating revenue is primarily due to accelerated depreciation ($3.9 million and $12.6 million, respectively) for restaurants re-imaged as part of our re-imaging initiative which had begun in the latter part of fiscal 2007 and loss of leveraging with lower sales volumes.

Selling, General and Administrative Expenses, Net

Selling, general and administrative expenses, net of support service fee income totaling $0.9 million, decreased 7.6% to $25.1 million for the 13-week period ended March 4, 2008, as compared to the corresponding period in the prior year. These expenses were 7.2% of total operating revenue for both 13-week periods ending March 4, 2008 and March 6, 2007. The decrease for the 13-week period is primarily a result of lower cable television advertising expense due to less air time, which was partially offset by higher expense for a direct mail program utilized in the current quarter in conjunction with the completion of re-imaged restaurants.

Selling, general and administrative expenses, net of support service fee income totaling $4.9 million, increased 0.1% to $87.6 million for the 39-week period ended March 4, 2008 as compared to the corresponding period in the prior year. As a percentage of total operating revenue, these expenses increased from 8.3% to 8.6%.

The increase for the 39-week period is primarily due to an increase in advertising due to utilizing a direct mail program in conjunction with the completion of re-imaged restaurants and lower marketing and advertising fee income from franchisees due to the acquisitions of RT West Palm Beach in the first quarter of fiscal 2008 and RT Michigan and RT Detroit in the second quarter of fiscal 2008, which were partially offset by lower cable and television expense due to less air time and the addition of late night purchases. The higher advertising expense was partially offset by lower general and administrative expenses, as a percentage of operating revenue, due primarily to a reduction in bonus expense based on current expectations, lower training payroll due to only fifteen new restaurant openings during the first three quarters of fiscal 2008 compared to thirty-eight openings in the same period of the prior year, offset by increased management labor due to additional catering managers since the same period of the prior year and rollout of the Regional Service Manager program, higher share-based compensation, and loss of leveraging with lower sales volumes.

Equity in Losses of Unconsolidated Franchises

Our equity in the losses of unconsolidated franchises was $1.1 million for the 13 weeks ended March 4, 2008, which is $1.1 million more than the corresponding period of the prior year.

Our equity in losses of unconsolidated franchises was $3.6 million for the 39-week period ended March 4, 2008, which is $3.0 million more than the corresponding period of the prior year.

The increase in loss for both the 13 and 39-week periods is primarily due to a reduction in earnings from investments in certain franchise partnerships, coupled with the acquisition of three franchise partnerships since the third quarter of the prior year. As of March 4, 2008, we held 50% equity investments in each of six franchise partnerships which collectively operate 72 Ruby Tuesday restaurants. As of March 6, 2007, we held 50% equity investments in each of nine franchise partnerships which then collectively operated 104 Ruby Tuesday restaurants.

Interest Expense, Net

Net interest expense increased $3.7 million for the 13 weeks ended March 4, 2008, as compared to the corresponding period in the prior year, primarily due to higher average debt outstanding resulting from the Company acquiring 4.9 million shares of its common stock subsequent to March 6, 2007 under our ongoing share repurchase program and the acquisitions of three franchise partnerships since the third quarter of the prior year. Net interest expense increased $10.2 million for the 39-week period ended March 4, 2008, as compared to the corresponding period in the prior year, primarily for the same reasons mentioned above. See “Borrowings and Credit Facilities” for more information.

(Benefit)/Provision for Income Taxes

The effective tax rate for the current quarter was (24.6)% compared to 30.9% for the same period of the prior year. The effective tax rate was (23.8)% for the 39-week period ended March 4, 2008 compared to 32.1% for the corresponding period of the prior year. The effective income tax rate for both the 13- and 39-week periods decreased primarily as a result of the impact of tax credits, which remained consistent or increased, a decrease in taxable income, and the tax impact of settlements of audits and expiration of certain statutes of limitations. Based upon projected pre-tax income levels for the remainder of the fiscal year, we anticipate our effective tax rate for the fiscal year to be in the range of (12.0)% to (21.0)%, which excludes any additional discrete items.

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

At March 4, 2008, we had 36 restaurants that had been open more than one year with rolling 12 month negative cash flows. Of these 36 restaurants, four had previously been impaired to salvage value and one was impaired to salvage value during the current quarter. We reviewed the plans to improve cash flows at each of the other 31 restaurants and concluded that impairments existed at certain of them. Impairment charges of $0.5 million were recorded during the quarter for open restaurants. Should sales at these restaurants not improve within a reasonable period of time, further impairment charges are possible. In addition to the above, impairments totaling $0.3 million were recorded during the quarter ended March 4, 2008 on assets classified as held for sale in our Condensed Consolidated Balance Sheet.

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

At March 4, 2008 the allowance for doubtful notes was $3.4 million. Included in the allowance for doubtful notes is $1.9 million allocated to the $4.9 million of debt due from four franchisees that, for the most recent reporting period, have either reported coverage ratios below the required levels with certain of their third party debt, or reported ratios above the required levels, but for an insufficient amount of time. With the exception of amounts borrowed under one current and two former credit facilities for franchise partnerships (see Note L to the Condensed Consolidated Financial Statements for more information), the third party debt referred to above is not guaranteed by RTI. The Company believes that payments are being made by these franchisees in accordance with the terms of these debts.

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

Income Tax Valuation Allowances and Tax Accruals

We record deferred tax assets for various items. As of March 4, 2008, we have concluded that it is more likely than not that the future tax deductions attributable to our deferred tax assets will be realized and therefore no valuation allowance has been recorded.

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

Liquidity and Capital Resources:

Cash and cash equivalents decreased by $18.8 million and $14.5 million during the first 39 weeks of fiscal 2008 and 2007, respectively. The change in cash and cash equivalents is as follows (in thousands):

	Thirty-nine weeks ended
	March 4,	March 6,
	2008	2007
Cash provided by operating activities	$70,642	$151,379
Cash used by investing activities	(91,754)	(87,460)
Cash provided/(used) by financing activities	2,341	(78,445)
Decrease in cash and cash equivalents	$(18,771)	$(14,526)

Operating Activities

Cash provided by operating activities for the first 39 weeks of fiscal 2008 decreased 53.3% to $70.6 million due to lower net income and reductions in net operating assets, primarily accounts payable, accrued and other liabilities, offset by higher depreciation expense. The reduction in cash associated with changes in accounts payable, accrued and other liabilities is attributable to a decrease in accounts payable for the 39-weeks ended March 4, 2008 compared to an increase in accounts payable for the same period of the prior year due in part to the timing of payables relating to stock repurchases, an accrual in the prior year for losses from the SRG bankruptcy, and a decrease in insurance reserves in the current year due to settlement of a dram shop liability case. The increase in depreciation expense is primarily due to accelerated depreciation ($12.6 million) for restaurants re-imaged as part of our re-imaging initiative which had begun in the latter part of fiscal 2007 coupled with additional restaurants attributable to new restaurant openings and franchise acquisitions.

Due in significant part to the reclassification of certain long-term debt totaling $565.4 million to current as a result of our projection of debt covenant violations at some point during the next twelve months, our working capital deficiency and current ratio as of March 4, 2008 were $578.0 million and 0.1:1, respectively. See the Financing Activities section of this MD&A for further discussion regarding our anticipated debt covenant violations. As is common in the restaurant industry, we carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset) and receivable and inventory levels are generally not significant.

Investing Activities

We require capital principally for new restaurant construction, investments in technology, equipment, remodeling of existing restaurants, and on occasion for the acquisition of franchisees or other restaurant concepts. Property and equipment expenditures for the 39 weeks ended March 4, 2008 were $104.0 million which was $33.3 million more than cash provided by operating activities for the same period. The increase in purchases of property and equipment from fiscal 2007 resulted from the $51.2 million we spent for our re-imaging initiative in fiscal 2008. As of March 4, 2008, we have completed the re-imaging of 468 Company-owned restaurants and substantially completed the re-imaging of an additional 200 Company-owned restaurants.

Capital expenditures for the remainder of fiscal 2008, primarily relating to new restaurant development, the ongoing re-imaging of our restaurants, and refurbishment and capital replacement for existing restaurants are projected to be approximately $10.0 to $15.0 million. Of this amount, approximately $2.5 to $3.0 million is projected to complete the re-image of our existing restaurants. To the extent capital expenditures have exceeded cash flow from operating activities, we have historically relied on cash provided by financing activities to fund our capital expenditures. See “Special Note Regarding Forward-Looking Information.”

Financing Activities

During the first 39 weeks of both fiscal 2008 and 2007 we required capital to repurchase shares of our common stock and to pay dividends to our common shareholders. Cash used for share repurchases during the 39 weeks ended March 4, 2008 and March 6, 2007 totaled $39.5 million and $111.2 million, respectively. Cash used for dividend payments during those same 39-week periods totaled $13.2 million and $29.1 million, respectively. As discussed further in the “Known Events, Uncertainties and Trends” section below, on January 9, 2008, our Board of Directors announced a plan of moving our semi-annual dividend to an annual review for payment. Consequently, no dividend was paid in the third quarter of fiscal 2008, whereas a payment totaling $14.6 million had been paid in the third quarter of fiscal 2007.

Historically our primary sources of cash have been operating activities and proceeds from stock option exercises and refranchising transactions. When these alone have not provided sufficient funds for both our capital and other needs, we have obtained funds through the issuance of indebtedness. Our current borrowings and credit facilities are summarized below.

We have a $500.0 million five-year revolving credit agreement (the “Credit Facility”), most recently renewed on February 28, 2007, which includes a $50.0 million swingline subcommitment and a $50.0 million subcommitment for letters of credit. The Credit Facility is scheduled to mature on February 23, 2012.

At March 4, 2008, we had borrowings of $415.4 million outstanding under the Credit Facility with an associated floating rate of 4.03%. This amount represents a net increase of $68.4 million from the $347.0 million outstanding at June 5, 2007, when our associated interest rate was 5.95%. After consideration of letters of credit outstanding, the Company had $67.5 million available under the Credit Facility as of March 4, 2008.

Since fiscal 2003 we have also owed $150.0 million following a private sale of non-collateralized senior notes ("Private Placement"). The Private Placement initially consisted of $85.0 million with a fixed interest rate of 4.69% (the “Series A Notes”) and $65.0 million with a fixed interest rate of 5.42% (the “Series B Notes”). The Series A Notes and Series B Notes mature on April 1, 2010 and April 1, 2013, respectively.

On November 30, 2007, RTI entered into amendments of both the Credit Facility and the notes issued in the Private Placement to amend the minimum fixed charge coverage and maximum funded debt ratios through the fiscal quarter ending June 2, 2009 after which time the required ratios revert back to those in effect prior to the amendments. The amendment to the Private Placement provided for a 1% increase in interest rates upon the occurrence of credit ratios outside those previously allowed under the original terms of the Private Placement, but within the revised credit ratios agreed to in the November 30, 2007 amendment. As of December 4, 2007, our maximum funded debt ratio exceeded that which was previously allowed by the lenders under the original terms of the Private Placement. As a result, the interest rates of our Series A and Series B Private Placement notes for the third fiscal quarter of 2008 were 5.69% and 6.42%, respectively.

Due to concerns that, as of March 4, 2008, our maximum funded debt ratio might exceed, and our fixed charge coverage ratio might be below, the threshold levels established under the November 30, 2007 amended covenants, we obtained waivers of these possible covenant violations through April 18, 2008 from the lenders in our Credit Facility (dated February 29, 2008) and the lenders in our Private Placement (dated March 4, 2008). Included as additional consideration for the waivers, we agreed to not make any further dividend payments or stock repurchases. Our actual ratios at March 4, 2008 fell within the limits allowed by our Credit Facility and Private Placement as amended on November 30, 2007. However, we anticipate, absent further modifications, at some point during the next twelve months, we will be in violation of our maximum funded debt and minimum fixed charge coverage ratios, which between December 4, 2007 and December 2, 2008 are 3.75:1 and 1.85:1, respectively. Accordingly, we continue to classify obligations under both the Credit Facility and the notes issued in the Private Placement as current at March 4, 2008 in accordance with Emerging Issues Task Force (“EITF”) Issue No. 86-30, “Classification of Obligations When a Violation is Waived by a Creditor.”

As of the date of this filing, we continue to work towards amendments of both our Credit Facility and notes issued in the Private Placement. We believe we have agreement in principal with our lenders on the amended terms and are currently working on completing documentation of such amendments. These amendments are anticipated to include adjustments to both the maximum funded debt and minimum fixed charge coverage ratios. We expect the amendments to require higher interest rate spreads, mandatory prepayments of principal, and restrictions on capital expenditures, dividend payments, and stock repurchases. There are no assurances that our lenders will waive any future covenant violations or agree to these, or any future, amendments of our Credit Facility and Private Placement.

We expect that the amendments being drafted as of the date of this filing will allow for covenants at levels better aligned with our expected future results. We also believe that the amendments will allow the Company to make dividend payments after meeting certain performance criteria for a required period of time. If we were to violate any of our covenants and either agreements cannot be reached with our lenders or agreements are reached but we do not meet the revised covenants, our lenders could exercise their rights under the indebtedness and guarantee (see discussion of our guarantee under the Franchise Facility in the Off-Balance Sheet Arrangements section of this MD&A.) If this were to occur, we would be required to obtain new financing from alternative financial sources. If new financing is made available to us, it may be at terms less favorable than existing terms. Accordingly, our liquidity, financial condition, and results of operations would likely be adversely affected.

During the remainder of fiscal 2008, we expect to fund operations, capital expansion, and any repurchase of franchise partnership equity from operating cash flows, our Credit Facility, and operating leases. See “Special Note Regarding Forward-Looking Information” below.

Significant Contractual Obligations and Commercial Commitments

Long-term financial obligations were as follows as of March 4, 2008 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	Years	Years	years
Notes payable and other long-term debt, including
current maturities	$46,886	$4,306	$9,134	$9,732	$23,714
Revolving credit facility (a)	415,400	415,400	–	–	–
Unsecured senior notes
(Series A and B) (a)	150,000	150,000	–	–	–
Interest (b)	33,307	12,785	6,532	5,013	8,977
Operating leases (c)	446,990	45,303	78,583	67,569	255,535
Purchase obligations (d)	171,720	76,416	57,567	32,644	5,093
Pension obligations (e)	29,209	2,022	4,582	5,514	17,091
Total (f)	$1,293,512	$706,232	$156,398	$120,472	$310,410

(a)	See Note H to the Condensed Consolidated Financial Statements for more information regarding the classification as current of the revolving credit facility and the unsecured senior notes.
(b)

Amounts represent contractual interest payments on our fixed-rate debt instruments. Interest payments on our variable-rate revolving credit facility and variable-rate notes payable with balances of $415.4 million and $3.6 million, respectively, as of March 4, 2008 have been excluded from the amounts shown above, primarily because the balance outstanding under our revolving credit facility, described further in Note H of the Condensed Consolidated Financial Statements, fluctuates daily. Because the debt is classified as current at March 4, 2008 in our Condensed Consolidated Balance Sheet, we have included only twelve months of interest payments on our non-collateralized senior notes with balances of $150.0 million as of March 4, 2008 in the amounts shown above. See Note H of the Condensed Consolidated Financial Statements for more information.

(c)

This amount includes operating leases totaling $20.6 million for which sublease income of $20.6 million from franchisees or others is expected. Certain of these leases obligate the Company to pay maintenance costs, utilities, real estate taxes, and insurance, which are excluded from the amounts shown above. See Note G to the Condensed Consolidated Financial Statements for more information.

(d)	The amounts for purchase obligations include commitments for food items and supplies, construction projects, and other miscellaneous commitments.
(e)	See Note K to the Condensed Consolidated Financial Statements for more information.
(f)	This amount excludes $4.2 million of unrecognized tax benefits under FIN 48 due to the uncertainty regarding the timing of future cash outflows associated with such obligations.

Commercial Commitments (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Letters of credit (a)	$ 17,111	$ 17,111	$ –	$ –	$ –
Franchisee loan guarantees (a)	38,352	37,560	102	690	–
Divestiture guarantees	6,901	192	408	421	5,880
Total	$ 62,364	$ 54,863	$ 510	$ 1,111	$ 5,880
(a)

Includes a $4.2 million letter of credit which secures franchisees’ borrowings for construction of restaurants being financed under a franchise loan facility. The franchise loan guarantee of $38.4 million also shown in the table excludes the guarantee of $4.2 million for construction to date on the restaurants being financed under the facility.

See Note L to the Condensed Consolidated Financial Statements for more information.

Off-Balance Sheet Arrangements

See Note L to the Condensed Consolidated Financial Statements for information regarding our franchise partnership and divestiture guarantees.

As discussed in Note L to the Condensed Consolidated Financial Statements, the Franchise Facility contains various restrictions, including limitations on RTI additional debt, the payment of dividends and limitations regarding maximum funded debt, minimum net worth, and minimum fixed charge coverage ratios. On November 30, 2007, RTI entered into an amendment of the Franchise Facility to amend the minimum fixed charge coverage and maximum funded debt ratios through the fiscal quarter ending June 2, 2009 after which time the required ratios revert back to those in effect prior to the amendments. As discussed in Note H to the Condensed Consolidated Financial Statements, the Company is currently in compliance with its debt covenants. However, due to concerns that, as of March 4, 2008, our maximum funded debt ratio might exceed, and our minimum fixed charge coverage ratio might be below, the threshold levels established under the November 30, 2007 amended covenants, we obtained waivers of these possible covenant violations through April 18, 2008 from the lenders in our Franchise Facility (dated February 29, 2008). Absent further modifications, violation of these covenants is anticipated at some point during the next twelve months. Should this occur, amounts due under the Franchise Facility could be called by the lenders and the Company could be liable as guarantor of the debt for all outstanding borrowings, not just the amounts which would be owed should individual franchises default. At March 4, 2008, the total amount outstanding under the Franchise Facility was $44.5 million.

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

In September 2006, the FASB issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). SFAS 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit pension and postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. We adopted this requirement of SFAS 158 as of June 5, 2007. SFAS 158 also requires companies to measure the funded status of pension and postretirement plans as of the date of a company’s fiscal year ending after December 31, 2008 (fiscal 2009 for RTI). Our plans currently have measurement dates that do not coincide with our fiscal year end. Accordingly, we will be required to change their measurement dates in fiscal 2009. The impact of the transition, including the net periodic benefit cost computed for the period between our previous measurement dates and our fiscal year end, as well as changes in the fair value of plan assets and benefit obligations, will be recorded directly to Shareholders’ Equity. We do not anticipate the adoption of this requirement will materially impact our financial position.

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

In March 2007, the FASB ratified the consensus reached by the EITF on Issue No. 06-10 (“EITF 06-10”), “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements”. EITF 06-10 provides guidance on an employers’ recognition of a liability and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods and the asset in collateral assignment split-dollar life insurance arrangements. The effective date of EITF 06-10 is for fiscal years beginning after December 15, 2007 (fiscal 2009 for RTI). As of March 4, 2008 we have recorded a $2.8 million asset within our Condensed Consolidated Balance Sheet for our collateral assignment in eight split-dollar life insurance arrangements. We are currently evaluating the impact of EITF 06-10 on our Condensed Consolidated Financial Statements.

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

Known Events, Uncertainties and Trends:

Financial Strategy and Stock Repurchase Plan

Our financial strategy is to utilize a prudent amount of debt, including operating leases, letters of credit, and any guarantees, to minimize the weighted average cost of capital while allowing financial flexibility and maintaining the equivalent of an investment-grade bond rating. This strategy periodically allowed us to repurchase RTI common stock. During the 39 weeks ended March 4, 2008, we repurchased 1.7 million shares of RTI common stock for a total purchase price of $39.5 million. The total number of remaining shares authorized to be repurchased, as of March 4, 2008, is approximately 7.9 million.

In anticipation of possible debt covenant defaults as of March 4, 2008, we obtained debt covenant waivers from certain of our lenders. Included as additional consideration for the waivers, we agreed to not make any further dividend payments or stock repurchases. If the amendments to our Credit Facility and notes issued in the Private Placement are completed based on the current agreement in principal, the Company will be permitted to make stock repurchases after meeting certain performance criteria for a required period of time. See the Financing Activities section of this MD&A for further information.

Re-image Progress

As discussed in previous filings, in an effort to continue moving our brand towards a high quality casual dining restaurant and away from the traditional bar and grill category, we are changing our look and feel, differentiating ourselves with a more contemporary and fresher look. As of March 4, 2008, we have completed the re-imaging of 468 Company-owned restaurants and substantially completed the re-imaging of an additional 200 Company-owned restaurants. The Company does not plan to re-image the remaining 53 Company-owned restaurants. Capital expenditures to date, excluding the costs to accelerate depreciation or write-off existing assets, totaled $55.7 million, of which $51.2 million was spent in fiscal 2008.

Dividends

During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to RTI’s shareholders. A $0.25 per share dividend, which totaled $13.2 million, was paid on August 7, 2007, to shareholders of record on July 23, 2007. On January 9, 2008, the Board of Directors announced a plan of moving our semi-annual dividend to an annual payment, and thus no dividend was paid during fiscal 2008’s third quarter. As noted above, as partial consideration for the debt covenant waivers, we agreed not to make any further dividend payments. If the amendments to our Credit Facility and notes issued in the Private Placement are completed based on the current agreement in principal, the Company will be permitted to make dividend payments after meeting certain performance criteria for a required period of time. Assuming dividend payments are permitted by our lenders, the payment of a dividend in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future. See “Special Note Regarding Forward-Looking Information.”

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices. The interest rate charged on our Credit Facility can vary based on the interest rate option we choose to utilize. Our options for the rate are the Base Rate or LIBO Rate plus an applicable margin. The Base Rate is defined to be the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.5%. The applicable margin is zero percent for the Base Rate loans and a percentage ranging from 0.5% to 1.25% for the LIBO Rate-based option. As of March 4, 2008, the total amount of outstanding debt subject to interest rate fluctuations was $419.0 million. A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of $4.2 million per year.

As previously discussed, on November 30, 2007 we amended both the notes issued in the Private Placement and the Credit Facility to adjust minimum fixed charge coverage and maximum funded debt ratios through the fiscal quarter ending June 2, 2009 after which time the required ratios revert back to those in effect prior to the amendments. The amendment to the Private Placement provided for a 1% increase in interest rates upon the occurrence of credit ratios outside those previously allowed under the original terms of the Private Placement, but within the revised credit ratios agreed to in the November 30, 2007 amendment. At any time when RTI reports ratios within those newly-allowed outer ranges, the additional interest expense to be incurred on the $150.0 million Private Placement debt will be up to $1.5 million per year.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 4, 2008.

Changes in Internal Controls

During the fiscal quarter ended March 4, 2008, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.

RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Form 10-K for the fiscal year ended June 5, 2007, in the section entitled Item 1A. Risk Factors, as previously supplemented in Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended December 4, 2007, describes the most significant risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows projected results, and future prospects. The following supplements the risk factors previously disclosed in our 2007 Annual Report on Form 10-K, as supplemented in our Quarterly Report on Form 10-Q for the quarter ended December 4, 2007. Additional risks and uncertainties not currently known to us or that we have deemed to be immaterial also may materially affect our business, financial condition, or results of operations.

Our potential inability to meet a financial covenant contained in our indebtedness or guarantee may adversely affect our liquidity, financial condition, or results of operations.

The amount of debt we carry, which we believe is prudent based upon our financial strategy, is significant. At March 4, 2008, we had a total of $612.3 million in debt and capital lease obligations and guaranteed a further $42.6 million in debt. The indebtedness requires us to dedicate a portion of our cash flows from operating activities to principal and interest payments on our indebtedness, which could prevent or limit our ability to implement growth plans, proceed with operational improvement initiatives, or pay dividends.

We have recently modified the covenants contained in the Credit Facility, the notes issued in the Private Placement, and the Franchise Facility. In connection with the amendment to the notes issued in the Private Placement, we also agreed to pay higher quarterly interest rates for so long as we do not meet the original covenants, which could be required for an indefinite period of time.

We project that, absent further modifications to the financial covenants contained therein or improvements to our operations, at some point during the next twelve months we will violate two covenants, the minimum fixed charge coverage ratio and our maximum funded debt ratio.

In anticipation of possible debt covenant defaults as of March 4, 2008, we obtained debt covenant waivers through April 18, 2008 from certain of our lenders. Included as additional consideration for the waivers, we agreed to not make any further dividend payments or stock repurchases. Although our actual ratios fell within the limits allowed as of March 4, 2008, we are currently working with our lenders to obtain additional modifications to our covenants. In the event that we obtain modifications to our current covenants, we expect the amendments to require higher interest rate spreads, mandatory prepayments of principal, and restrictions on capital expenditures, dividend payments, and stock repurchases. We anticipate that further modifications will allow for covenants at levels better aligned with our expected future results.

If we were to violate any of our covenants and either agreements cannot be reached with our lenders or agreements are reached but we do not meet the revised covenants, our lenders could exercise their rights under the indebtedness and guarantee. Under the guarantee, if the Franchise Facility were to be unwound, we could be required to repay the lenders for all then-outstanding borrowings, not just the amounts which would be owed should individual franchises default. At March 4, 2008, the total amount outstanding under the Franchise Facility was $44.5 million.

Should our lenders choose to exercise their rights under the indebtedness and guarantee, we may be required to obtain new financing from alternative financial sources. However, we may have difficulty in borrowing sufficient funds to refinance the accelerated indebtedness or to satisfy the guarantee. If new financing is made available to us, it may not be available on acceptable terms. Accordingly, our liquidity, financial condition, and results of operations would likely be adversely affected.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information regarding purchases of our common stock made by us during the second quarter ended March 4, 2008:

	(a)	(b)	(c)	(d)
	Total number	Average	Total number of shares	Maximum number of shares
	of shares	price paid	purchased as part of publicly	that may yet be purchased
Period	purchased	per share	announced plans or programs	under the plans or programs (1) (2)

Month #1
(December 5 to January 8)	–	–	–	7,919,227
Month #2
(January 9 to February 5)	–	–	–	7,919,227
Month #3
(February 6 to March 4)	–	–	–	7,919,227
Total	–		–	7,919,227

(1)  On January 9, 2007, the Company’s Board of Directors authorized the repurchase of an additional 5.0 million shares of Company stock under the Company’s ongoing share repurchase program. As of March 4, 2008, 3.6 million shares of the January 2007 authorization have been repurchased at a cost of approximately $93.7 million. On July 11, 2007, the Board of Directors authorized the repurchase of an additional 6.5 million shares of Company stock.

(2)  In partial consideration for debt covenant waivers received from our lenders during the fiscal quarter ended March 4, 2008, we agreed to not make any further stock repurchases. If the amendments to our Credit Facility and notes issued in the Private Placement are completed based on the current agreement in principal, the Company will be permitted to make dividend payments after meeting certain performance criteria for a required period of time. See the Financing Activities section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

ITEM 6.

EXHIBITS

The following exhibits are filed as part of this report:

  Exhibit No.

10.1	Waiver Agreement, dated as of March 4, 2008, to the Note Purchase Agreement, dated as of April 1,
2003, by and among Ruby Tuesday, Inc. and the Purchasers.

10.2	Limited Waiver Agreement to the Amended and Restated Revolving Credit Agreement, dated as of
February 29, 2008, by and among Ruby Tuesday, Inc., the Lenders, the Guarantors, and Bank of
America, N.A., as Administrative Agent for the Lenders.

10.3	Limited Waiver Agreement to the Amended and Restated Loan Facility Agreement and Guaranty, dated as of February 29, 2008, by and among Ruby Tuesday, Inc., the Guarantors, the Participants, and Bank
of America, N.A., as Servicer and Agent for the Participants.

10.4	Indenture, dated December 31, 2007, to the Ruby Tuesday, Inc. Cafeteria Plan.

10.5	Indenture, dated December 31, 2007, to the Ruby Tuesday, Inc. Health Savings Account Plan.

10.6	First Amendment, dated as of April 2, 2008, to the Ruby Tuesday, Inc. Executive Supplemental Pension
Plan (Amended and Restated as of January 1, 2007).

31.1	Certification of Samuel E. Beall, III, Chairman of the Board, President, and Chief Executive Officer.

31.2	Certification of Marguerite N. Duffy, Senior Vice President, Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.

(Registrant)

Date: April 11, 2008	BY: /s/ MARGUERITE N. DUFFY —————————————— Marguerite N. Duffy Senior Vice President and Chief Financial Officer