Form 10-K
period 2008-06-03
RUBY TUESDAY INC
filed 2008-08-04
CIK 68270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: June 3, 2008

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

Title of class

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last day of the second fiscal quarter ended December 4, 2007 was $644,856,870 based on the closing stock price of $12.47 on December 4, 2007.

The number of shares of the registrant's common stock outstanding as of July 31, 2008, the latest practicable date prior to the filing of this Annual Report, was 52,783,684.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2008 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, is incorporated by reference into Part III hereof.

Special Note Regarding Forward-Looking Information

This Annual Report on Form 10-K contains various forward-looking statements, which represent our expectations or beliefs concerning future events, including one or more of the following:  future financial performance and restaurant growth (both Company-owned and franchised), future capital expenditures, future borrowings and repayment of debt, availability of debt financing on terms attractive to the Company, payment of dividends, stock repurchases, and restaurant and franchise acquisitions and re-franchises. We caution the reader that a number of important factors and uncertainties could, individually or in the aggregate, cause our actual results to differ materially from those included in the forward-looking statements, including, without limitation, the following:

•	changes in promotional, couponing and advertising strategies;

•	guests’ acceptance of changes in menu items;

•	changes in our guests’ disposable income;

•	consumer spending trends and habits;

•	mall-traffic trends;

•	increased competition in the restaurant market;

•	weather conditions in the regions in which Company-owned and franchised restaurants are operated;

•	guests’ acceptance of our development prototypes and remodeled restaurants;

•	laws and regulations affecting labor and employee benefit costs, including further potential increases in federally mandated minimum wage;

•	costs and availability of food and beverage inventory;

•	our ability to attract qualified managers, franchisees and team members;

•	changes in the availability and cost of capital;

•	impact of adoption of new accounting standards;

•	impact of food-borne illnesses resulting from an outbreak at either Ruby Tuesday or other restaurant concepts;

•	effects of actual or threatened future terrorist attacks in the United States;

•	significant fluctuations in energy prices; and

•	general economic conditions.

PART I

Item 1. Business

Background

The first Ruby Tuesday® restaurant was opened in 1972 in Knoxville, Tennessee near the campus of the University of Tennessee. The Ruby Tuesday concept, which at the time consisted of 16 restaurants, was acquired by Morrison Restaurants Inc. (“Morrison”) in 1982. During the following years, Morrison grew the concept to over 300 restaurants with concentrations in the Northeast, Southeast, Mid-Atlantic and Midwest regions of the United States and added other casual dining concepts, including the internally-developed American Cafe® and the acquired Tias, Inc., a chain of Tex-Mex restaurants. In a spin-off transaction that occurred on March 9, 1996, shareholders of Morrison approved the distribution of two separate businesses of Morrison to its shareholders, Morrison Fresh Cooking, Inc. (“MFC”) and Morrison Health Care, Inc. (“MHC”). In conjunction with the spin-off, Morrison was reincorporated in the State of Georgia and changed its name to Ruby Tuesday, Inc. Ruby Tuesday, Inc. and its majority-owned subsidiaries are sometimes referred to herein as “RTI”, the “Company”, “we” and/or “our”.

We began our traditional franchise program in 1997 with the opening of one domestically and two internationally franchised Ruby Tuesday restaurants. The following year, we introduced a program we called our “franchise partnership program”, under which we own 1% or 50% of the equity of each of the entities that own and operate Ruby Tuesday franchised restaurants. We do not own any of the equity of entities that hold franchises under our traditional franchise programs. As of June 3, 2008, we had 48 franchisees, comprised of 13 franchise partnerships, 17 traditional domestic and 18 traditional international franchisees. Of these franchisees, we have signed agreements for the development of new franchised Ruby Tuesday restaurants with 13 franchise partnerships, 13 traditional domestic and 12 traditional international franchisees. In conjunction with the signing of the franchise agreements, between fiscal 1997 and 2002, we sold 124 Ruby Tuesday restaurants in our non-core markets to our franchisees. Seven additional Ruby Tuesday restaurants were sold or leased by the Company to franchise partnerships in fiscal 2007. In addition, the 12 international franchisees (including Puerto Rico and Guam) hold rights as of June 3, 2008 to develop Ruby Tuesday restaurants in 27 countries.

On November 20, 2000, the American Cafe (including L&N Seafood) and Tia’s Tex-Mex concepts, with 69 operating restaurants, were sold to Specialty Restaurant Group, LLC (“SRG”), a limited liability company owned by the former President of our American Cafe and Tia’s Tex-Mex concepts and certain members of his management team. During fiscal 2007, both SRG, and the company to whom it sold the Tia’s Tex-Mex concept in fiscal 2004, filed for bankruptcy protection.

In fiscal 2008, we acquired certain assets of Wok Hay, LLC. Wok Hay, LLC operated a fast casual Asian restaurant in Knoxville, Tennessee. One of the sellers was granted a 10% minority interest in the subsidiary we formed to acquire the restaurant. We have since converted the acquired restaurant to a full-service Asian restaurant.

Operations

We own and operate the Ruby Tuesday concept in the higher end of the bar and grill segment of casual dining. We also offer franchises for the Ruby Tuesday concept in domestic and international markets. As of June 3, 2008, we owned and operated 721 casual dining restaurants, located in 28 states and the District of Columbia. Also, as of June 3, 2008, the franchise partnerships operated 122 restaurants and traditional franchisees operated 48 domestic and 54 international restaurants. A listing of the states and countries in which our franchisees operate is set forth below in Item 2 entitled “Properties.”

Ruby Tuesday restaurants offer simple, fresh American dining with a wide variety of appetizers, handcrafted burgers, a garden bar which offers up to 46 items, fresh chicken, steaks, crab cakes, salmon, tilapia, fork-tender ribs, and more. Burger choices include such items as beef, bison, turkey, chicken, and crab. Entree selections typically range in price from $6.99 to $18.99. We also offer our RubyTueGo curbside service at both Company-owned and franchised restaurants. This program provides a quick, convenient alternative for active guests who are on the go and a delivered-meals catering program for businesses, organizations, and group events.

In our effort to continue moving our brand towards higher-quality casual dining and to differentiate ourselves from the traditional bar and grill category, we have changed the look and feel of our restaurants. As of June 3, 2008, we have completed the re-imaging of 655 Company-owned restaurants which resulted in a more contemporary-looking exterior and dining rooms that are less cluttered, more comfortable, and more in touch with what we believe to be the tastes and expectations of today’s consumers.

In addition to the completion of the re-imaging of a majority of our Company-owned restaurants, we achieved certain other operational successes in fiscal 2008, including the following:

•	The implementation of a new guest service system that, although it increased labor costs, contributed to improved guest service ratings during the year;
•	A reduction in hourly turnover that partially offset the increased cost of our new guest service system; and
•	Enhancements to our menu through offering higher quality food and beverage items.

At June 3, 2008, the Company owned and operated restaurants concentrated primarily in the Southeast, Northeast, Mid-Atlantic and Midwest of the United States. We consider these regions to be our core markets. We believe our business sector is overbuilt and demand has declined. Because of this, we have suspended our new restaurant openings. We plan to open approximately four Company-owned Ruby Tuesday restaurants during fiscal 2009, all of which were already in progress at the end of fiscal 2008. These new restaurants will primarily be located in existing markets. Existing prototypes range in size from 4,600 to 5,400 square feet with seating for 162 to 230 guests. Because these restaurants provide for substantial seating in proportion to the square footage of the buildings, we believe these restaurants offer an opportunity for improved restaurant-level returns on invested capital. The availability of several different restaurant prototypes enables us to develop restaurants in a variety of different markets, including rural America, locations adjacent to interstate highways, retail locations, as well as our more traditional sites. Other than population and traffic volume, our site selection requirements for these new restaurants include annual household incomes ranging from $50,000 to $80,000, good accessibility to our restaurants, and visibility of the location. Our restaurants are operated by general managers who are rewarded for their ability to grow guest counts, achieve high standards and control certain costs.

Franchising

As previously noted, as of June 3, 2008, we had franchise arrangements with 48 franchise groups which operate Ruby Tuesday restaurants in 23 states, Puerto Rico, Guam, and in 13 foreign countries.

As of June 3, 2008, there were 224 franchise restaurants, including 122 operated by franchise partnerships. We acquired 36 restaurants from franchise partnerships in fiscal 2008 and 28 restaurants in fiscal 2007. Franchisees opened, or acquired from RTI, 14 restaurants in fiscal 2008, 35 restaurants in fiscal 2007, and 32 restaurants in fiscal 2006. We anticipate that our franchisees will open approximately 20 restaurants in fiscal 2009.

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

Additionally, we offer support service agreements for domestic franchisees. Under the support services agreements, we have one level of support, which is required for franchise partnerships and optional for traditional franchisees, in which we provide specified services to assist the franchisees with various aspects of the business including, but not limited to, processing of payroll, basic bookkeeping and cash management. Fees for these services are typically 2.5% of monthly gross sales for franchise partnerships and about 1.5% for traditional franchisees, as defined in the franchise agreement. There is also an optional level of support services, available only to traditional franchisees, in which we charge a fee to cover certain information technology related support that we provide. All domestic franchisees also are required to pay a marketing and purchasing fee of 1.5% of monthly gross sales. Under the terms of the franchise agreements, we also require all domestic franchisees to contribute a percentage of monthly gross sales, currently 1.0%, to a national advertising fund formed to cover their pro rata portion of the production and airing costs associated with our national cable advertising campaign.  Under these terms, we can charge up to 3.0% of monthly gross sales for this national advertising fund.

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

Training

The Ruby Tuesday Center for Leadership Excellence, located in our WOW-U® training facility in the Maryville, Tennessee Restaurant Support Services Center, serves as the centralized training center for all of our and the franchisees’ managers, multi-restaurant operators and other team members. Facilities include classrooms, a test kitchen, and the Ruby Tuesday Culinary Arts Center, which opened in fiscal 2007. The Ruby Tuesday Center for Leadership Excellence provides managers with the opportunity to assemble for intensive, ongoing instruction and hands on interaction. Programs include classroom instruction and various team competitions, which are designed to contribute to the skill and enhance the dedication of the Company and franchise teams and to strengthen our corporate culture. Starting with fiscal 2008, we also offered all team member training materials in a computer-based training (“CBT”) format. CBT enables us to leverage technology to provide an even higher quality training experience and allows for testing at every level to calibrate our team members’ skill levels.

Further contributing to the training experience is the Ruby Tuesday LodgeSM, which is located on a wooded campus just minutes from the Restaurant Support Services Center. Ruby Tuesday Lodge serves as the lodging quarters and dining facility for those attending the Ruby Tuesday Center for Leadership Excellence. After a long day of instruction, trainees have the opportunity to dine and socialize with fellow team members in a relaxed and tranquil atmosphere to be fully immersed in the Ruby Tuesday culture. We believe our emphasis on training and retaining high quality restaurant managers is critical to our long-term success.

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

Seasonality

Our business is moderately seasonal. Average restaurant sales of our mall-based restaurants, which represent approximately 17% of our total restaurants, are slightly higher during the winter holiday season. Freestanding restaurant sales are generally higher in the spring and summer months.

Competition

Our business is subject to intense competition with respect to prices, services, locations, and the types and quality of food. We are in competition with other food service operations, with locally-owned restaurants, and other national and regional restaurant chains that offer the same or similar types of services and products as we do. In times of economic uncertainty, restaurants also compete with supermarkets as guests may choose to limit spending and eat at home. Some of our competitors may be better established in the markets where our restaurants are or may be located. Changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns, and the types, numbers and locations of competing restaurants often affect the restaurant business. There is active competition for management personnel and for attractive commercial real estate sites suitable for restaurants.

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

Personnel

As of June 3, 2008, we employed approximately 26,400 full-time and 21,400 part-time employees, including approximately 380 support center management and staff personnel. We believe that our employee relations are good and that working conditions and employee compensation are comparable with our major competitors. Our employees are not covered by a collective bargaining agreement.

Available Information

We maintain a web site at www.rubytuesday.com. Through the “Investors” section of our web site, we make available free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as it is reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We are not including the information contained on or available through our web site as a part of, or incorporating such information into, this Annual Report on Form 10-K. In addition, copies of our corporate governance materials, including, Corporate Governance Guidelines, Nominating and Governance Committee Charter, Audit Committee Charter, Compensation and Stock Option Committee Charter, Code of Business Conduct and Ethics, Code of Ethical Conduct for Financial Professionals, Categorical Standards for Director Independence, and Whistleblower Policy, are available at the web site, free of charge. We will make available on our web site any waiver of or substantive amendment to our Code of Business Conduct and Ethics or our Code of Ethical Conduct for Financial Professionals within four business days following the date of such waiver or amendment.

A copy of the aforementioned documents will be made available without charge to all shareholders upon written request to the Company. Shareholders are encouraged to direct such requests to our Investor Relations department at the Restaurant Support Services Center, 150 West Church Avenue, Maryville, Tennessee 37801. As an alternative, our Form 10-K can also be printed from the “Investors” section of our web site at www.rubytuesday.com.

Our Chief Executive Officer, Samuel E. Beall, III, submitted to the New York Stock Exchange (NYSE) the Annual Written Affirmation on November 9, 2007, pursuant to Section 303A.12 of the NYSE’s corporate governance rules, certifying that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date.

Executive Officers

Our executive officers are appointed by and serve at the discretion of our Board of Directors. Information regarding our executive officers as of June 3, 2008, is provided below.

Name	Age	Position

Samuel E. Beall, III	58	Chairman of the Board, President and Chief Executive Officer
Kimberly M. Grant	37	Executive Vice President
A. Richard Johnson	56	Senior Vice President
Marguerite N. Duffy	47	Senior Vice President, Chief Financial Officer
Nicolas N. Ibrahim	47	Senior Vice President, Chief Technology Officer
Robert F. LeBoeuf	46	Senior Vice President, Chief People Officer
Mark S. Ingram	55	Senior Vice President – President, Franchise Development
Kurt H. Juergens	57	Senior Vice President, Development
Mark D. Young	40	Senior Vice President, Chief Marketing Officer

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

Mr. Johnson joined the Company in April 2000 and was named Senior Vice President in May 2000. Prior to joining the Company, Mr. Johnson was the President of Hopewell & Co. from February 1997 to April 2000.

Ms. Duffy joined the Company in August 1990 and was named Senior Vice President and Chief Financial Officer in June 2001. Ms. Duffy served as Vice President, Operations Controller of the Company from October 1999 to May 2001.

Mr. Ibrahim joined the Company in July 2001 and was named Senior Vice President, Chief Technology Officer in April 2003. He served as Vice President, Chief Technology Officer from July 2001 to April 2003. Prior to joining the company, Mr. Ibrahim served as a consultant to the Company's Information Technology department from June 1997 to July 2001.

Mr. LeBoeuf joined the Company in July 1986 and was named Senior Vice President, Chief People Officer in June 2003. From August 2001 to June 2003, Mr. LeBoeuf served as Vice President, Human Resources.

Mr. Ingram joined the Company in September 1979 and was named Senior Vice President – President, Franchise Development in October 2007. From May 2004 to October 2007, Mr. Ingram served as President of Franchise and served as President of World Wide Franchise Operations from December 2002 to May 2004.

Mr. Juergens joined the Company in June 1992 and was named Senior Vice President, Development in January 2006. From January 2002 to January 2006, Mr. Juergens served as Vice President, Development.

Mr. Young joined the Company in January 1995 and was named Senior Vice President, Chief Marketing Officer in June 2007. From October 2003 to June 2007, Mr. Young served as Vice President, Advertising, and August 1998 to September 2003 as Vice President, Marketing and Culinary.

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

We may fail to reach our Company’s sales and growth goals, which may negatively impact our continued financial and operational success.

We establish sales and growth goals each fiscal year based on a strategy of new market development and further penetration of existing markets. We believe the biggest risk to attaining our growth goals is our ability to maintain or increase restaurant sales in existing markets, which is dependent upon factors both within and outside our control. Among other factors, these desired increases are dependent upon consumer spending, the overall state of the economy, our quality of operations, and the effectiveness of our advertising.

In an effort to continue moving our brand towards a high quality casual dining restaurant and away from the traditional bar and grill category, we have changed our look and feel, differentiating ourselves with a more contemporary and fresher look. During fiscal 2007 and 2008, we completed remodeling substantially all of our Company-owned restaurants. Many of our franchised restaurants have also been remodeled. While we believe that the changes were necessary for the long-term success of our Company, they were begun at a time when our guests were facing economic pressures due to rising costs of gasoline, utilities and food. As a result, we have lost a portion of our bar and grill customer base without gaining significant market share from our high quality casual dining competitors. To turn around our declining sales we must continue to provide high levels of quality in terms of both food and service and a strong value to our guests. We must also develop a memorable advertising message that overcomes our disadvantage in advertising dollars relative to some of our competitors. The risk of inappropriate decisions could further negatively impact our overall sales strategy, and thus continued success.

As mentioned above, one factor integral to our success is our ability to persuade our customers of the compelling value in paying our prices for higher-quality food and guest experience. To deliver on our promise of “Simple, Fresh, American Dining,” we offer all fresh chicken, crab, steaks, and burgers, an enhanced garden bar, and premium beverages. If we are not successful at educating our customer about the value and quality of our products or our customers reject our pricing approach, then we may have to change our marketing or pricing strategies which could also negatively impact our growth goals.

Though believed to be a smaller risk than not achieving growth through increased same-restaurant sales, there are risks associated with new restaurant openings, including, but not limited to, finding sites that will support a profitable level of sales and generate returns on investment that exceed our cost of capital, the acceptance of our concept in new markets, and the recruitment of qualified operating personnel. Although a significant portion of our historical growth has been attributable to opening new restaurants, due to a perceived saturation of the market with casual dining restaurants, we have changed our strategy, such that we only plan to open approximately four Company-owned restaurants in fiscal 2009. Our domestic franchisees likewise expect to open fewer restaurants in fiscal 2009.

Once opened, we anticipate new restaurants will take four to six months to reach planned operational profitability due to the associated start-up costs. We can provide no assurance that any restaurant we open will be profitable or obtain operating results similar to those of our existing restaurants nor can we provide assurance that our remodeling efforts will produce incremental sales sufficient to offset the costs of the remodels.

We may be unable to remain competitive because we are a leveraged company with restrictive financial covenants, and any potential inability to meet financial covenants contained in any of our indebtedness or guarantees could adversely affect our liquidity, financial condition, or results of operations.

The amount of debt we carry is significant. At June 3, 2008, we had a total of $605.4 million in debt and capital lease obligations and guaranteed a further $51.5 million in debt. The indebtedness requires us to dedicate a portion of our cash flows from operating activities to principal and interest payments, which could prevent or limit our ability to proceed with operational improvement initiatives.

The three most significant loans we have are our revolving credit facility ($414.4 million outstanding at June 3, 2008) (the “Credit Facility”) and our Series A and B senior notes ($82.8 million and $62.4 million, respectively, outstanding at June 3, 2008) (the “Private Placement”). The Series A and B senior notes mature in fiscal 2010 and 2013, respectively, and we cannot give assurance we will be able to renew the Private Placement at favorable terms, or that we will be able to renew our loans at all.

We also provide a partial guaranty on a $48 million credit facility, which assists franchise partnerships with working capital needs (the “Franchise Facility”). Under the guaranty, if the Franchise Facility were to be unwound, we could be required to repay the lenders for all then-outstanding borrowings, not just the amounts which would be owed should individual franchises default. At June 3, 2008, the total amount outstanding under the Franchise Facility was $46.6 million.

On May 21, 2008, we entered into amendments of the Credit Facility, the notes issued in the Private Placement, and the Franchise Facility. As a result of these amendments, we agreed to not make any further dividend payments or stock repurchases until we achieve certain leverage thresholds for two consecutive fiscal quarters. Additionally, the amendments limit the amount of our capital expenditures, require prepayments of principal on the Private Placement, and reduce our borrowing capacity on the Credit Facility. In connection with the amendment to the notes issued in the Private Placement, we also agreed to pay higher quarterly interest rates for the Series A and B senior notes (currently 8.19% and 8.92%, respectively). See Note 6 to our Consolidated Financial Statements for further information on the terms of these amendments.

While we were successful in negotiating amendments to the Credit Facility, the Private Placement, and the Franchise Facility, if we were to violate any of our covenants in the future and either agreements cannot be reached with our lenders or agreements are reached but we do not meet the revised covenants, our lenders could exercise their rights under the indebtedness and guaranty.

We may not be successful at operating profitable restaurants.

The success of our brand is dependent upon operating profitable restaurants. The profitability of our restaurants is dependent on several factors, including the following:

•	the hiring, training, and retention of excellent restaurant managers and staff;
•	the ability to timely and effectively meet customer demands and maintain our strong customer base;
•	the ability to manage costs and prudently allocate capital resources;
•	the ability to create and implement an effective marketing/advertising strategy;
•	the ability to leverage sales following the completion of our re-imaging initiative; and
•	the ability to provide innovative products to our customers at a reasonable price.

The profitability of our restaurants also depends on our ability to adapt the brand in such a way that consumers see us as fresh and relevant. In addition, the results of our currently high performing restaurants may not be indicative of their long-term performance, as factors affecting their success may change. Among others, one potential impact of declining profitability of our restaurants is increased asset impairment charges. This could be significant as property and equipment currently represents 86% of our total assets at June 3, 2008.

The inability of our franchises to operate profitable restaurants may negatively impact our continued financial success.

We operate franchise programs with domestic franchise partnerships and traditional domestic and international franchisees. In addition to the income (or offsetting the losses) we record under the equity method of accounting from our investment in certain of these franchises, we also collect royalties, marketing, and purchasing fees, and in some cases support service fees, as well as interest and other fees from the franchises. Further, as part of the franchise partnership program, we serve as partial guarantor for three credit facilities, two of which are no longer active. The ability of these franchise groups, particularly the franchise partnerships, to continually generate profits impacts our overall profitability and brand recognition.

Growth within the existing franchise base is dependent upon many of the same factors that apply to our Company-owned restaurants, and sometimes the challenges of opening profitable restaurants prove to be more difficult for our franchisees. For example, franchisees may not have access to the financial or management resources that they need to open or continue operating the restaurants contemplated by their franchise agreements with us. In addition, our continued growth is also partially dependent upon our ability to find and retain qualified franchisees in new markets, which may include markets in which the Ruby Tuesday brand may be less well known. Furthermore, the loss of any of our franchisees due to financial concerns and/or operational inefficiencies could impact our profitability and brand.

Our franchisees are obligated in many ways to operate their restaurants according to the specific guidelines set forth by us. We provide training opportunities to our franchise operators to fully integrate them into our operating strategy. However, since we do not have control over these restaurants, we cannot give assurance that there will not be differences in product quality or that there will be adherence to all Company guidelines at these franchise restaurants. In order to mitigate these risks, we do require that our franchisees focus on the quality of their operations, and we expect full compliance with our Company standards.

Concurrent with these risks, should the financial stability of our franchisees deteriorate and we opt for brand-protective or other reasons to increase our level of support, we could be required to consolidate certain of them under the provisions of Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46R”). We have concluded based on our most recent analyses prepared using financial information obtained from the franchise entities that we are not required as of June 3, 2008 to consolidate any of them under the provisions of FIN 46R. However, if in the future we were required to consolidate any franchise entities, our financial performance could be negatively impacted.

We may be required to recognize additional impairment charges.

We assess our goodwill, trademarks and other long-lived assets as and when required by generally accepted accounting principles in the United States to determine whether they are impaired. Based upon our reviews in fiscal 2008, 2007, and 2006 we recorded impairments of $4.3 million, $0.6 million, and $1.5 million, respectively. The majority of these charges were for restaurant impairments. If market conditions at either the restaurant store level or system-wide deteriorate, or if operating results decline unexpectedly, we may be required to record additional impairment charges. Additional impairment charges would reduce our reported earnings for the periods in which they are recorded.

Economic, demographic and other changes, seasonal fluctuations, natural disasters, and terrorism could adversely impact guest traffic and profitability in our restaurants.

Our business can be negatively impacted by many factors, including those which affect the restaurant only at the local level as well as others which attract national or international attention. Risks that could cause us to suffer losses include, but are not necessarily limited to, the following:

•	economic factors (including economic slowdowns or other inflation-related issues);

•	demographic changes, particularly with regard to dining and discretionary spending habits, in the areas in which our restaurants are located;
•	changes in consumer preferences;
•	changes in federal or state income tax laws;
•	seasonal fluctuations due to the days of the week on which holidays occur, which may impact spending patterns;
•	natural disasters such as hurricanes, tornados, blizzards, or other severe weather;
•	concerns and/or unfavorable publicity over health issues, food quality or restaurant cleanliness;
•	effects of war or terrorist activities and any governmental responses thereto; and
•	increased insurance and/or self-insurance costs.

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

We must purchase energy-related products such as electricity, oil and natural gas for use in each of our restaurants. Our suppliers must purchase gasoline in order to transport food and supplies to us. Our guests purchase energy to heat and cool their homes and fuel their automobiles. When energy prices, such as those for gasoline, heating and cooling increase, we incur greater costs to operate our restaurants. Likewise our guests have lower disposable income and thus may reduce the frequency in which they dine out and/or feel compelled to choose more inexpensive restaurants when eating outside the home.

The costs of these energy-related items will fluctuate due to factors that may not be predictable, such as the economy, current political/international relations and weather conditions. Because we cannot control these types of factors, there is a risk that prices of energy/utility items will increase beyond our current projections and adversely affect our operations.

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

We are subject to litigation and other customer complaints concerning our food safety, service, and/or other operational factors. Guests may file formal litigation complaints that we are required to defend, whether or not we believe them to be true. Substantial, complex or extended litigation could have an adverse effect on our results of operations if it develops into a costly situation and distracts our management. Employees may also, from time to time, subject us to litigation regarding injury, discrimination and other employment issues. Suppliers, landlords and distributors, particularly those with which we currently maintain purchase commitments/contracts, could also potentially allege non-compliance with their contracts should they consider our actions to be contrary to our commitments. Additionally, we are subject to the risk of litigation by our stakeholders as a result of factors including, but not limited to, matters of executive compensation or performance of our stock price.

The cost of compliance with various government regulations may negatively affect our business.

We are subject to various forms of governmental regulations. We are required to follow various international, federal, state, and local laws common to the food industry, including regulations relating to food and workplace safety, sanitation, the sale of alcoholic beverages, environmental issues, minimum wage, overtime, increasing complexity in immigration laws and regulations, and other labor issues. The federal minimum wage increased to $5.85 in July 2007 and increased again to $6.55 in July 2008. Further changes in these types of laws, including additional state or federal government-imposed increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits, or a reduction in the number of states that allow tips to be credited toward minimum wage requirements, could harm our operating results. Also, failure to obtain or maintain the necessary licenses and permits needed to operate our restaurants could result in an inability to open new restaurants or force us to close existing restaurants.

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

In certain states we are subject to “dram shop” statutes, which generally allow a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Some dram shop litigation against restaurant companies has resulted in significant judgments, including punitive damages. We carry liquor liability coverage as part of our existing comprehensive general liability insurance, but we cannot guarantee that this insurance will be adequate in the event we are found liable in a dram shop case.

As a publicly traded corporation, we are subject to various rules and regulations as mandated by the Securities and Exchange Commission (the “SEC”). Failure to timely comply with these guidelines could result in penalties and/or adverse reactions by our shareholders.

We are dependent on key personnel.

Our future success is highly dependent upon our ability to attract and retain certain key executive and other employees. These personnel serve to maintain a corporate vision for our Company, execute our business strategy, and maintain consistency in the operating standards of our restaurants. The loss of our key personnel or a significant shortage of high quality restaurant team members could potentially impact our future growth decisions and our future profitability.

While we maintain an employment agreement with Samuel E. Beall, III, our chief executive officer and founder, the term of this employment agreement ends on July 18, 2010 and may not provide sufficient incentives for him to continue employment with Ruby Tuesday. While we are constantly focused on succession plans at all levels, in the event his employment terminates or he becomes incapacitated, we can make no assurance regarding the impact his loss could have on our business and financial results.

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

Food-borne illnesses, such as E. coli, hepatitis A, trichinosis, or salmonella, as well as the prospect of “mad cow” disease and avian flu, are also a concern for our industry. We can and do attempt to purchase supplies from reputable suppliers/distributors and have certain procedures in place to test for safety and quality standards, but we can make no assurances regarding whether these supplies may contain contaminated goods. In addition, we cannot ensure the continued health of each of our employees. We provide health-related training for each of our staff and strive to keep ill employees away from food items. However, we may not be able to detect when our employees are sick until the time that their symptoms occur, which may be too late if they have prepared/served food for our guests. The occurrence of an outbreak of a food-borne illness, whether at one of our restaurants or one of our competitors, could result in temporary store closings or other negative publicity that could adversely affect our sales and profitability.

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

We could be adversely impacted if our information technology and computer systems do not perform properly or if we fail to protect customers’ credit card data.

We rely heavily on information technology to conduct our business, and any material failure, interruption of service, or compromised data security could adversely affect our operations. While we expend significant resources to ensure that our information technology operates securely and effectively, any security breaches could result in disruptions to operations or unauthorized disclosure of confidential information. Additionally, if our customers’ credit card information or our employees’ personal data are compromised our operations could be adversely affected, our reputation could be harmed, and we could be subjected to litigation or the imposition of penalties.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Information regarding the locations of our Ruby Tuesday restaurants is shown in the list below. Of the 721 Company-owned and operated Ruby Tuesday restaurants as of June 3, 2008, we owned the land and buildings for 333 restaurants, owned the buildings and held non-cancelable long-term land leases for 228 restaurants, and held non-cancelable leases covering land and buildings for 160 restaurants. Our Restaurant Support Services Center in Maryville, Tennessee, which was opened in fiscal 1998, is owned by the Company. Our executives and certain other administrative personnel are located in the Restaurant Support Services Center. Since fiscal 2001, we have expanded the Restaurant Support Services Center by opening second and third locations also in Maryville.

Additional information concerning our properties and leasing arrangements is included in Note 5 to the Consolidated Financial Statements appearing in Part II, Item 8 of this Form 10-K.

Under our franchise agreements, we have certain rights to gain control of a restaurant site in the event of default under the franchise agreements.

The following table lists the locations of the Company-owned and franchised Ruby Tuesday restaurants as of June 3, 2008. In addition to the Ruby Tuesday restaurants listed below, we also lease the land and building for a Wok-Hay restaurant in Tennessee.

	Number of Restaurants
State	Company	Franchise	Total System

Domestic:
Alabama	49	–	49
Arizona	8	–	8
Arkansas	–	7	7
California	1	2	3
Colorado	–	12	12
Connecticut	18	–	18
Delaware	7	–	7
Florida	89	–	89
Georgia	60	–	60
Illinois	–	26	26
Indiana	7	9	16
Iowa	–	4	4
Kansas	–	3	3
Kentucky	6	5	11
Louisiana	6	–	6
Maine	–	10	10
Maryland	35	–	35
Massachusetts	13	–	13
Michigan	29	–	29
Minnesota	–	12	12
Mississippi	10	–	10
Missouri	1	28	29
Nebraska	–	8	8
Nevada	–	2	2
New Hampshire	5	–	5
New Jersey	26	–	26
New Mexico	–	1	1
New York	28	12	40
North Carolina	59	–	59
North Dakota	–	3	3
Ohio	42	–	42

Oklahoma	–	2	2
Oregon	–	3	3
Pennsylvania	50	–	50
Rhode Island	3	–	3
South Carolina	36	–	36
South Dakota	–	4	4
Tennessee	48	–	48
Texas	1	6	7
Utah	–	6	6
Virginia	72	–	72
Washington	–	5	5
Washington, DC	3	–	3
West Virginia	8	–	8
Wisconsin	1	–	1
Total Domestic	721	170	891

	Number of Restaurants
Country	Company	Franchise	Total System

International:
Canada	–	1	1
Chile	–	9	9
Greece	–	4	4
Guam*	–	1	1
Hawaii*	–	4	4
Honduras	–	1	1
Hong Kong	–	3	3
Iceland	–	2	2
India	–	15	15
Kuwait	–	3	3
Philippines	–	1	1
Puerto Rico*	–	3	3
Romania	–	2	2
Saudi Arabia	–	1	1
Trinidad	–	3	3
United Arab Emirates	–	1	1
Total International	–	54	54
	721	224	945

* Guam, Hawaii, and Puerto Rico are treated as international locations for internal purposes.

Item 3. Legal Proceedings

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business. We provide reserves for such claims when payment is probable and estimable in accordance with Financial Accounting Standards Board Statement No. 5, “Accounting for Contingencies”. At this time, in the opinion of management, the ultimate resolution of pending legal proceedings will not have a material adverse effect on our consolidated operations, financial position or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant's Common Equity,

Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity and Related Stockholder Matters

Ruby Tuesday, Inc. common stock is publicly traded on the New York Stock Exchange under the ticker symbol RT. The following table sets forth the reported high and low prices of our common stock and cash dividends paid thereon for each quarter during fiscal 2008 and 2007.

Fiscal Year Ended June 3, 2008				Fiscal Year Ended June 5, 2007
			Per Share				Per Share
			Cash				Cash
Quarter	High	Low	Dividends	Quarter	High	Low	Dividends
First	$27.05	$21.42	$0.25	First	$27.67	$21.03	$0.25
Second	$22.48	$12.40	--	Second	$29.95	$25.84	--
Third	$13.82	$5.70	--	Third	$30.80	$26.49	$0.25
Fourth	$9.25	$6.25	--	Fourth	$30.48	$26.43	--

As of July 24, 2008, there were approximately 3,769 holders of record of the Company’s common stock.

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

On May 21, 2008, we entered into amendments of the Credit Facility and the notes issued in the Private Placement. Under the terms of the amendments we may not pay a dividend until we achieve certain leverage thresholds for two consecutive fiscal quarters. Were we to achieve these leverage thresholds, the payment of a dividend in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future.

Issuer Purchases of Equity Securities

During the fourth quarter of the year ended June 3, 2008, there were no repurchases made by us or on our behalf, or by any “affiliated purchaser,” of shares of our common stock.

On January 9, 2007, our Board of Directors authorized the repurchase of an additional 5.0 million shares of our common stock under our ongoing share repurchase program. On July 11, 2007, the Board of Directors authorized the repurchase of an additional 6.5 million shares of our common stock. As of June 3, 2008, 3.6 million shares of the January 2007 authorization have been repurchased at a cost of approximately $93.7 million and there were 7.9 million shares available to be repurchased under our share repurchase program.

As previously mentioned, we entered into an amendment to the Credit Facility on May 21, 2008. Under the terms of the amendment we may not engage in the repurchase of our stock until we achieve certain leverage thresholds for two consecutive fiscal quarters. Were we to achieve these leverage thresholds, the repurchase of shares in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Item 6. Selected Financial Data

Summary of Operations

(In thousands except per-share data)

	Fiscal Year
	2008	2007	2006	2005	2004
Revenue	$ 1,360,304	$ 1,410,227	$ 1,306,240	$ 1,110,294	$ 1,041,359

Income before income taxes	$ 23,699	$ 132,398	$ 150,958	$ 154,946	$ 170,546
(Benefit)/provision for income taxes	(2,678)	40,730	49,981	52,648	60,699

Net income	$ 26,377	$ 91,668	$ 100,977	$ 102,298	$ 109,847

Earnings per share:
Basic	$ 0.51	$ 1.60	$ 1.67	$ 1.59	$ 1.68
Diluted	$ 0.51	$ 1.59	$ 1.65	$ 1.56	$ 1.64

Weighted average common and
common equivalent shares:
Basic	51,572	57,204	60,544	64,538	65,510
Diluted	51,688	57,633	61,307	65,524	67,076

Fiscal years 2004, 2005, 2007, and 2008 each included 52 weeks. Fiscal 2006 included 53 weeks. The extra week in fiscal 2006 added $24.5 million to revenue and $0.04 to diluted earnings per share.

Other financial data:
Total assets	$ 1,271,937	$ 1,230,256	$ 1,171,568	$ 1,074,067	$ 936,435
Long-term debt and capital leases, less current
maturities	$ 588,142	$ 512,559	$ 375,639	$ 247,222	$ 168,087
Shareholders’ equity	$ 431,518	$ 439,326	$ 527,158	$ 563,223	$ 516,531
Cash dividends per share of common stock	$0.25	$0.50	$0.045	$0.045	$0.045

Item 7. Management's Discussion and Analysis

of Financial Condition and Results of Operations

Introduction

Ruby Tuesday, Inc. (“RTI,” the “Company,” “we” and/or “our”) owns and operates Ruby Tuesday® casual dining restaurants. We also franchise the Ruby Tuesday concept in selected domestic and international markets. In June 2007, we acquired one Wok Hay restaurant, an Asian concept located in Knoxville, Tennessee. As of fiscal year end, we owned and operated 721 Ruby Tuesday restaurants, located in 28 states and the District of Columbia. We also own 1% or 50% of the equity of each of 13 domestic franchisees, with the balance of the equity in these franchisees being owned by the various operators of the franchise businesses. As of year end, these franchisees, which we refer to as “franchise partnerships,” operated 122 restaurants. We have a contractual right to acquire, at predetermined valuation formulas, the remaining equity of any or all of the franchise partnerships. Our other franchisees operated 102 restaurants, including 54 in international markets. In total, our franchisees operate restaurants in 23 states, Puerto Rico, Guam, and 13 foreign countries.

Our fiscal year ends on the first Tuesday following May 30 and, as is the case once every five or six years, we have a 53-week year. Fiscal 2006 was a 53-week year. Fiscal years 2007 and 2008 each contained 52 weeks. In fiscal 2006, the 53rd week added $24.5 million to restaurant sales and operating revenue and $0.04 to diluted earnings per share in our Consolidated Statement of Income.

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

Overview and Strategies

Casual dining, the segment of the industry in which we operate, is intensely competitive with respect to prices, services, convenience, locations, and the types and quality of food. We compete with other food service operations, including locally-owned restaurants, and other national and regional restaurant chains that offer the same or similar types of services and products as we do. Three years ago, our analysis of the Bar and Grill sector of Casual Dining indicated that many of the concepts, including Ruby Tuesday, were not clearly differentiated and as the sector matures this lack of differentiation will make it increasingly difficult to attract new guests to all but the largest companies. Consequently, in response to this analysis, we developed “brand strategies” focusing on Uncompromising Freshness and Quality (high-quality menu items), Gracious Hospitality (guest service), and 5-Star Facilities (the look and atmosphere of our restaurants). Later we added Compelling Value to our strategic focus in response to the difficult operating and consumer environment.

Our first priority was to improve our food with an emphasis on Uncompromising Freshness and Quality. Our Gracious Hospitality initiative comprised upgrading our team selection, image, and performance standards. In the last fiscal year, we reimaged more than 650 Company operated restaurants, creating a fresh, new, updated look for our restaurants and accomplishing our objective of having 5-Star Facilities. The reimaging program was essentially finished in the fourth quarter of fiscal 2008, completing the strategic repositioning of our brand and putting us in position to deliver on our mission of delivering a memorable, high-quality casual dining experience with Compelling Value.

While we were in the process of implementing our brand strategies, consumer spending came under pressure for a variety of reasons and the casual dining segment of the restaurant industry has experienced a difficult operating environment. All of these factors have contributed to declines in same-restaurant sales and our not meeting our targeted financial results for the last two years even though our measures of guest satisfaction have shown increases.

Our same-restaurant sales for Company-owned restaurants declined 9.8% and our diluted earnings per share declined 67.9% in fiscal 2008. Throughout this Management’s Discussion and Analysis of Financial Condition and Results of

Operations (“MD&A”), we discuss our fiscal 2008 financial results in detail as well as provide insight for fiscal years 2006 and 2007. We hope our commentary provides insight as to the factors which impacted our performance. We remind you, that, in order to best obtain an understanding of our financial performance during the last three fiscal years, this MD&A section should be read in conjunction with the Consolidated Financial Statements and related Notes.

We remain committed to increasing shareholder value and have set the following financial goals for fiscal 2009 and beyond:

•

Get more from our existing restaurants. Our principal focus is to grow same-restaurant sales (same-restaurants are defined as those that have been open at least 18 months) and average annual sales per restaurant, with long-term targets of 2-3% annual growth and $2.4 million, respectively. As shown later in this MD&A section, our average annual sales per restaurant for Company-owned restaurants was $1.9 million in fiscal 2008. Our first priority is to stabilize same-restaurant sales and arrest the current decline. To achieve this, we will continue to focus on our core brand strategies that appear to be successful in improving customer satisfaction. We will also introduce the new Ruby Tuesday brand through a combination of media advertising and local marketing initiatives. Now that each element of the brand compliments the others, we believe we are in a position to more effectively communicate our changes to our guests. If our execution of our brand strategies leads to success in maintaining our current customers and the advertising and marketing initiatives draw in new customers, we believe we can grow same-restaurant sales and average annual restaurant volumes.

•	Lower our costs. We constantly strive to reduce our cost of doing business at both the corporate and restaurant levels without having a negative impact on quality or our guests’ experience.

•

Generate free cash flow and improve our balance sheet. Because of our leverage, we are highly focused on maximizing our cash flow. If we are successful in stabilizing same-restaurant sales and maintaining or lowering our costs, we should generate substantial cash flow. Furthermore, our capital requirements are relatively modest as we anticipate only adding approximately four restaurants this year and our maintenance capital spending needs are low because we have remodeled virtually all the Company-owned restaurants within the last year. We define “free cash flow” to be the net amount remaining when purchases of property and equipment are subtracted from net cash provided by operating activities. We anticipate total capital spending in fiscal 2009 to be approximately $25 million, down from $117 million in fiscal 2008. We also estimate we will generate $90-100 million of free cash flow in fiscal 2009, a substantial portion of which will be dedicated to the reduction of debt. Similarly, free cash flow generated in the next few years following fiscal 2009 will also be used to reduce debt. Our objective is to reduce debt as quickly as possible to the point where the payment of dividends and share repurchases will no longer be restricted by our loan agreements. We are also evaluating other ways we could reduce bank debt and strengthen our balance sheet.

Results of Operations

Ruby Tuesday Restaurants

The table below presents the number of Ruby Tuesday concept restaurants at each fiscal year end from fiscal 2004 through fiscal 2008:

Fiscal Year	Company-Owned	Domestic Franchise	International Franchise	Total
2008	721	170	54	945
2007	680	199	54	933
2006	629	204	47	880
2005	579	188	38	805
2004	484	216	36	736

During fiscal 2008:

•	54 Company-owned Ruby Tuesday restaurants were opened or acquired, including 36 purchased from our West Palm Beach , Michigan, and Detroit franchisees;
•	13 Company-owned Ruby Tuesday restaurants were closed; and

•	Aside from the restaurants sold to the Company, 14 (nine domestic and five international) franchise restaurants were opened and seven (two domestic and five international) were closed.

During fiscal 2007:

•	73 Company-owned Ruby Tuesday restaurants were opened or acquired, including 28 purchased from our Orlando and South Florida franchisees;
•	22 Company-owned Ruby Tuesday restaurants were sold or closed, including seven sold or leased to our St. Louis and Western Missouri franchisees; and
•

Aside from the restaurants purchased or leased from or sold to the Company, 28 (18 domestic and 10 international) franchise restaurants were opened and five (two domestic and three international) were closed.

Restaurant Sales

Restaurant sales in fiscal 2008 decreased 3.5% from fiscal 2007 for Company-owned restaurants and 12.7% for domestic and international franchised restaurants as explained below. The tables presented below reflect restaurant sales for the last five years, and other revenue information for the last three years.

Restaurant Sales (in millions):

Fiscal Year	Company-Owned (a)	Franchise (a, b)
2008	$ 1,346.7	$ 412.0
2007	1,395.2	471.6
2006	1,290.5	458.7
2005	1,094.5	422.5
2004	1,023.3	454.0
(a)

Information regarding the 36 and 28 restaurants acquired from franchisees in fiscal 2008 and 2007, respectively, and the seven restaurants sold to franchisees in fiscal 2007 is presented in the “Ruby Tuesday Restaurants” section of MD&A shown above.

(b)	Includes sales of all domestic and international franchised Ruby Tuesday restaurants.

Other Revenue Information:

	2008	2007	2006
Company restaurant sales (in thousands)	$1,346,721	$1,395,212	$1,290,509
Company restaurant sales growth-percentage	(3.5)%	8.1%	17.9%

Franchise revenue (in thousands) (a)	$13,583	$15,015	$15,731
Franchise revenue growth-percentage	(9.5)%	(4.6)%	(0.5)%

Total revenue (in thousands)	$1,360,304	$1,410,227	$1,306,240
Total revenue growth-percentage	(3.5)%	8.0%	17.6%

Company same-restaurant sales growth percentage	(9.8)%	(1.4)%	1.4%

Company average restaurant volumes	$1.90 million	$2.10 million	$2.10 million
Company average restaurant volumes growth percentage	(9.5)%	0.0%	2.0%

(a)

Franchise revenue includes royalty, license and development fees paid to us by our franchisees, exclusive of support service fees of $6.5 million, $11.3 million, and $13.9 million, in fiscal years 2008, 2007, and 2006, respectively, which are recorded as an offset to selling, general and administrative expenses.

Our decrease in Company restaurant sales in fiscal 2008 is attributable to a 9.8% decrease in same-restaurant sales and lower overall average restaurant volumes, which were partially offset by a net addition of 41 restaurants since the prior year. The decrease in same-restaurant sales is partially attributable to reductions in customer counts, as there have been pressures on the consumer such as rising fuel prices, at a time concurrent with that of our move toward the higher end of casual dining. We also believe that other factors contributing to the decline include the loss of some of our customers who do not feel as comfortable in our re-imaged restaurants, the impact of heavy price-focused advertising by some of our traditional competitors, and leveling of sales growth in the casual dining segment of the restaurant industry resulting from the growth of supply outpacing that of demand.

Our increase in Company restaurant sales in fiscal 2007 is attributable to the net growth in number of restaurants partially offset by a decrease in same-restaurant sales and the addition of a 53rd week in the prior year. During the year, we added a net of 51 restaurants. Same-restaurant sales for Company-owned restaurants decreased 1.4% in fiscal 2007. The decrease in same-restaurant sales is partially attributable to a leveling of sales growth in the casual dining segment of the restaurant industry as new restaurant growth has outpaced demand, coupled with pressures on the consumer such as rising fuel prices and higher short-term interest rates.

Franchise development and license fees received are recognized when we have substantially performed all material services and the restaurant has opened for business. Franchise royalties (generally 4% of monthly sales) are recognized as franchise revenue on the accrual basis. Franchise revenue decreased 9.5% to $13.6 million in fiscal 2008 and 4.6% to $15.0 million in fiscal 2007. Franchise revenue is predominantly comprised of domestic and international royalties, which totaled $12.9 million and $14.0 million in 2008 and 2007, respectively. The decreases in fiscal 2008 and 2007 are due in part to the acquisition of certain franchise partnership entities in the respective fiscal years, temporarily reduced royalty rates for certain franchisees, and the addition of a 53rd week in fiscal 2006.

Total franchise restaurant sales are shown in the table below.

	2008	2007	2006
Franchise restaurant sales (in thousands) (a)	$411,968	$471,642	$458,712
Franchise restaurant sales growth-percentage	(12.7)%	2.8%	8.6%
(a)	Includes sales of all domestic and international franchised Ruby Tuesday restaurants.

The 12.7% decrease in fiscal 2008 franchise restaurant sales is due to a decrease in average restaurant volumes as a result of a 7.6% decrease in domestic same-restaurant sales coupled with the acquisition of three franchise partnerships during the current year.

The 2.8% increase in fiscal 2007 franchise restaurant sales is due in part to an increase in average restaurant volumes as a result of an increase in domestic same-restaurant sales, partially offset by the acquisition of two franchise partnerships during fiscal 2007 and the addition of a 53rd week in fiscal 2006.

Operating Profits

The following table sets forth selected restaurant operating data as a percentage of revenue for the periods indicated. All information is derived from our Consolidated Financial Statements located in Item 8 of this Annual Report.

	2008	2007	2006
Restaurant sales and operating revenue	99.0%	98.9%	98.8%
Franchise revenue	1.0	1.1	1.2
Total revenue	100.0	100.0	100.0
Operating costs and expenses:
(As a percentage of restaurant sales and operating
revenue):
Cost of merchandise	27.5	26.9	26.5
Payroll and related costs	33.2	30.9	30.9
Other restaurant operating costs	20.5	18.2	17.9
Depreciation and amortization	7.0	5.5	5.5
(As a percentage of total revenue):
Loss from Specialty Restaurant Group, LLC
bankruptcy		0.4
Selling, general and administrative, net of support
service fees	8.4	8.0	7.7
Equity in losses / (earnings) of unconsolidated
franchises	0.3	0.1	(0.1)
Interest expense, net	2.3	1.4	1.0
Total operating costs and expenses	98.3	90.6	88.4
Income before income taxes	1.7	9.4	11.6
(Benefit)/provision for income taxes	(0.2)	2.9	3.8
Net income	1.9%	6.5%	7.7%

Pre-tax Income

For fiscal 2008, pre-tax profit was $23.7 million or 1.7% of total revenue, as compared to $132.4 million or 9.4% of total revenue, for fiscal 2007. The decrease is primarily due to decreases in same-restaurant sales coupled with increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of cost of merchandise, payroll and related costs, other restaurant operating costs, depreciation, selling, general, and administrative expenses, equity in losses of unconsolidated franchises, and interest expense, net.

For fiscal 2007, pre-tax profit was $132.4 million or 9.4% of total revenue, as compared to $151.0 million or 11.6% of total revenue, for fiscal 2006. The decrease is primarily due to decreases in same-restaurant sales coupled with increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of cost of merchandise, other restaurant operating costs, selling, general and administrative expenses, and interest expense, net. Other factors impacting the change in pre-tax income include the impact of the 53rd week in fiscal 2006, the loss from the Specialty Restaurant Group, LLC (“SRG”) bankruptcy, and increased losses from our equity in earnings of unconsolidated franchises as discussed below.

Cost of Merchandise

Cost of merchandise, as a percentage of restaurant sales and operating revenue, increased 0.6% in fiscal 2008 primarily due to increased food and beverage costs as a result of offering higher quality menu items as part of our strategy to offer compelling value to our guests. Enhancements during the year include increasing the size of steak with the sirloin and jumbo-lump crab cake entrée, adding salmon entrées to our menu, and offering promotions featuring ribs and seafood to our guests. Additionally, we utilized direct mail and freestanding insert coupons for various promotions throughout the year, with heaviest usage occurring in the second fiscal quarter. These promotions had the impact of reducing our average food check and increasing the related food cost as a percentage of restaurant sales and operating revenue. Wine cost also increased as we transitioned to higher grade premium wines.

Cost of merchandise, as a percentage of restaurant sales and operating revenue, increased 0.4% in fiscal 2007 primarily due to increased food and beverage costs as a result of product enhancements including items rolled out as part of our fresh program, an increase in the french fry portion size, a higher quality garden bar, and transitioning to premium wines and liquors.

Payroll and Related Costs

Payroll and related costs, as a percentage of restaurant sales and operating revenue, increased 2.3% in fiscal 2008 primarily due to higher hourly labor relating to the rollout of the quality service specialist program during the current year, minimum wage increases in several states during the current year, and higher management labor due to loss of leveraging with lower sales volumes.

Payroll and related costs, as a percentage of restaurant sales and operating revenue, remained consistent in fiscal 2007 with fiscal 2006 as increased wages were offset by favorable health claims experience. Wages increased in both the front and back of the house due to the addition of training manager positions in fiscal 2007, increased spending on line cooks and food runners, as well as minimum wage increases in several states.

Other Restaurant Operating Costs

Other restaurant operating costs, as a percentage of restaurant sales and operating revenue, increased 2.3% in fiscal 2008 primarily due to higher utility costs, primarily electricity, higher repairs due to increased maintenance contracts and equipment replacement costs, higher credit card expense due to recognition of income in the prior year resulting from a settlement with a credit card vendor, higher rent and lease required expenses due to the acquisition of three franchise partnerships during the year, an increase in asset impairment charges, and loss of leveraging with lower sales volumes.

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

Depreciation and Amortization

Depreciation and amortization, as a percentage of restaurant sales and operating revenue, increased 1.5% in fiscal 2008 primarily due to accelerated depreciation ($12.9 million) for restaurants re-imaged as part of our re-imaging initiative which had begun in the latter part of fiscal 2007 and loss of leveraging with lower sales volumes.

Depreciation and amortization, as a percentage of restaurant sales and operating revenue, remained consistent in fiscal 2007 with fiscal 2006 as the increase resulting from accelerated depreciation ($1.3 million) for restaurants remodeled during 2007 was offset by reduced depreciation for older leased restaurants as initial leasehold improvements became fully depreciated.

Loss from Specialty Restaurant Group, LLC Bankruptcy

SRG, the company to whom we sold our American Cafe and Tia’s Tex-Mex restaurants concepts in fiscal 2001, closed 20 restaurants on January 2, 2007 as well as several others earlier in fiscal 2007. SRG declared Chapter 11 bankruptcy on February 14, 2007, leading RTI to record a pre-tax charge of $5.8 million during fiscal 2007 for leases for which we have primary liability. See Note 10 to the Consolidated Financial Statements for more information regarding the SRG leases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, as a percentage of total revenue, increased 0.4% in fiscal 2008. The increase is attributable to higher share-based compensation expense due to expensing in fiscal 2008 of a restricted share grant awarded to a retirement-eligible executive. Share-based compensation expense increased $2.8 million in fiscal 2008 to $13.0 million, net of amounts capitalized. Additionally, advertising expense was higher due to utilizing a direct mail program in conjunction with the completion of re-imaged restaurants. Support service, marketing and advertising fee income from franchisees, which is recorded as an offset to selling, general and administrative expenses, was lower due to the acquisitions of three franchise partnerships during the current year, temporarily reduced rates for certain franchise partnerships, and reduced requirements for our national advertising fund. These increased expenses (and reduced income amounts) were partially offset by lower cable and television expense due to less air time.

Selling, general and administrative expenses, as a percentage of total revenue, increased 0.3% in fiscal 2007. The increase is attributable to higher share-based compensation expense as a result of the adoption of the Statement of

Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment.” Share-based compensation expense increased $10.0 million in fiscal 2007 to $10.2 million, net of amounts capitalized. This increase was partially offset by lower bonus expense.

Equity in Losses/(Earnings) of Unconsolidated Franchises

For fiscal 2008, our equity in the losses of unconsolidated franchisees was $3.5 million as compared to $1.3 million in fiscal 2007. The change primarily resulted from an increase in losses from investments in certain of the franchise partnerships, due in part to same-restaurant sales declines. As of June 3, 2008, we held 50% equity investments in each of six franchise partnerships which collectively operate 73 Ruby Tuesday restaurants.

For fiscal 2007, our equity in the losses of unconsolidated franchisees was a $1.3 million loss as compared to a $0.9 million income in fiscal 2006. The change was primarily due to the acquisition of the Orlando franchise in the first quarter of fiscal 2007, coupled with increased losses associated with certain 50%-owned franchises due in part to same-restaurant sales declines of certain franchisees, primarily in the fourth fiscal quarter, coupled with higher interest expense due to increased debt associated with new restaurant openings and restaurant acquisitions from RTI and higher hourly labor costs as a result of minimum wage increases.

Net Interest Expense

Net interest expense increased $11.4 million in fiscal 2008 primarily due to higher debt outstanding resulting from the Company acquiring 1.7 million shares of its stock during the year under our share repurchase program and the timing of repurchases in the prior year. In addition, the increase is attributable to the acquisition of three franchise entities during the current fiscal year, which resulted in more interest expense due to additional assumed debt, and higher rates in the latter part of the year on certain of our restructured debt as discussed in the “Liquidity and Capital Resources” section following.

Net interest expense increased $7.3 million in fiscal 2007 primarily due to higher debt outstanding resulting from the Company acquiring 7.1 million shares of its stock during the year under our share repurchase program. In addition, the increase is attributable to the acquisition of two franchise entities during fiscal 2007, which resulted in more interest expense due to additional assumed debt.

(Benefit)/Provision for Income Taxes

Our effective tax rate for fiscal 2008 was (11.3)% compared to 30.8% in fiscal 2007. The change in the effective rate was primarily a result of the impact of tax credits, which remained consistent or increased, while taxable income decreased, and the tax impact of settlements of audits and expiration of certain statutes of limitations.

Our effective tax rate for fiscal 2007 was 30.8%, down from 33.1% in fiscal 2006. The change in the effective rate was primarily due to higher tax credits partially as a result of increased Work Opportunity Tax Credits. These credits coupled with lower pre-tax income resulted in our already increased tax credits having a greater impact on the overall tax rate.

Liquidity and Capital Resources

Our cash from operations and excess borrowing capacity previously allowed us to pursue our growth strategies and targeted capital structure. Accordingly, we had established certain priorities for our operating cash flow:

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

In fiscal 2008, in part reflecting an overall slowdown in consumer spending, our sales and operating cash flow declined and we renegotiated certain of our loan agreements. As discussed in more detail below, these revised loan agreements place restrictions on the use of our free cash flow, limit our ability to borrow additional funds, and require us to reduce our outstanding indebtedness with our excess free cash flow. Accordingly, going forward, our cash from operations will be principally used to reduce debt and to pursue our revised targeted capital structure.

Sources and Uses of Cash

Our primary source of liquidity is cash provided by operations. The following table presents a summary of our cash flows from operating, investing and financing activities for the last three fiscal years (in thousands).

	2008	2007	2006
Net cash provided by operating activities	$101,889	$184,662	$191,697
Net cash used by investing activities	(104,219)	(114,575)	(169,745)
Net cash used by financing activities	(7,530)	(66,560)	(19,374)

Net (decrease)/increase in cash and short-term
investments	$(9,860)	$3,527	$2,578

Operating Activities

Cash provided by operating activities in fiscal 2008 decreased 44.8% to $101.9 million due to lower net income and changes in net operating assets, primarily reductions in accounts payable, accrued and other liabilities, offset by higher depreciation expense. The reduction in cash associated with changes in accounts payable, accrued and other liabilities is attributable to a decrease in accounts payable during fiscal 2008 compared to an increase in accounts payable in the prior year due in part to an accrual in the prior year for losses from the SRG bankruptcy, and a decrease in insurance reserves in the current year due to settlement of a dram shop liability case. The increase in depreciation expense is primarily due to accelerated depreciation ($12.9 million) for restaurants re-imaged as part of our re-imaging initiative which had begun in the latter part of fiscal 2007 coupled with additional restaurants attributable to new restaurant openings and franchise acquisitions.

Cash provided by operating activities was $184.7 million in fiscal 2007 compared to $191.7 million in 2006. This decrease was driven by a decrease in net income coupled with changes in deferred income taxes. These changes were partially offset by share-based compensation expense due to the adoption of SFAS 123(R), an increase in depreciation and amortization, and changes in operating assets and liabilities.

Our working capital deficiency and current ratio as of June 3, 2008 were $10.2 million and 0.9:1, respectively. As is common in the restaurant industry, we carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset) or debt reduction (a long-term liability) and receivable and inventory levels are generally not significant.

Investing Activities

We require capital principally for the maintenance and upkeep of our existing restaurants, limited new restaurant construction, investments in technology, equipment, remodeling of existing restaurants, and on occasion for the acquisition of franchisees or other restaurant concepts. Property and equipment expenditures purchased primarily with internally generated cash flows for fiscal 2008, 2007, and 2006 were $116.9 million, $125.8 million, and $171.6 million, respectively. Amounts reflected for fiscal 2008 included $57.0 million for a Company-wide re-image project which is discussed later in this MD&A. In addition, during fiscal 2008, we spent $2.5 million, plus assumed debt, to acquire, directly and through our subsidiaries, the remaining member or limited partnership interests of three franchise partnerships and certain assets from Wok Hay, LLC. These acquisitions added 37 restaurants to the Company. Further acquisitions, particularly from franchisees in the eastern United States, may occur either during fiscal 2009 or thereafter.

Capital expenditures for fiscal 2009 are budgeted to be approximately $25.0 million based on our planned improvements for existing restaurants and our expectation that we will open approximately four Company-owned Ruby Tuesday restaurants in fiscal 2009. We intend to fund capital expenditures for Company-owned restaurants with cash provided by operations.

Financing Activities

During the past three fiscal years, we required capital to repurchase shares of our common stock and to pay dividends to our common shareholders. Cash used for share repurchases totaled $39.5 million, $203.3 million, and $189.4 million for fiscal years 2008, 2007, and 2006, respectively. Cash used for dividend payments during those same periods totaled $13.1 million, $29.1 million, and $2.7 million, respectively. As discussed further in the “Known

Events, Uncertainties and Trends” section below, on January 9, 2008, our Board of Directors announced a plan of moving our semi-annual dividend to an annual review for payment. Consequently, no dividend was paid in the third quarter of fiscal 2008. As a result of amendments to certain of our debt agreements, on May 21, 2008, as discussed below, we are restricted from paying dividends or repurchasing any shares until we achieve certain leverage thresholds for two consecutive fiscal quarters.

Historically our primary sources of cash have been operating activities and proceeds from stock option exercises and refranchising transactions. When these alone have not provided sufficient funds for both our capital and other needs, we have obtained funds through the issuance of indebtedness. Our current borrowings and credit facilities are summarized below.

On November 19, 2004, we entered into a five-year revolving credit agreement (the “Credit Facility”) under which we could borrow up to $300.0 million for general corporate purposes. On February 28, 2007, we entered into an amendment and restatement of the Credit Facility such that the aggregate amount we could borrow increased to $500.0 million. This amount included a $50.0 million subcommitment for the issuance of standby letters of credit and a $50.0 million subcommitment for swingline loans. Due to concerns that at some point in the future we might not have been in compliance with the ratios required in the original agreement, we entered into an amendment of the Credit Facility on November 30, 2007 to amend the minimum fixed charge coverage and maximum funded debt ratios through the fiscal quarter ending June 2, 2009 and thereafter. As reported in our Form 10-Q for the fiscal quarter ended March 3, 2008, due to concerns that, at some point during the next twelve months, our maximum funded debt ratio might have exceeded, and our minimum fixed charge coverage ratio might have been below, the threshold levels established under the November 30, 2007 amended covenants, we obtained waivers of these possible debt covenants and continued working for more favorable amendments of the debt. On May 21, 2008, we entered into a second amendment and restatement of the Credit Facility.

Following the May 21, 2008 amendment to the Credit Facility, our original $500.0 million capacity was reduced by $14.6 million to $485.4 million due to regularly scheduled quarterly amortization and other reductions. We expect the capacity of the Credit Facility to be further reduced by an estimated $42.2 million in fiscal 2009 due to a series of scheduled quarterly and other required reductions.

Under the amended and restated Credit Facility, interest rates charged on borrowings can vary depending on the interest rate option we choose to utilize. Our options for the rate are the Base Rate or an Adjusted LIBO Rate plus an applicable margin. The Base Rate is defined to be the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.5%. The applicable margin is zero to 2.5% for the Base Rate loans and a percentage ranging from 1.0% to 3.5% for the LIBO Rate-based option. We pay commitment fees quarterly ranging from 0.2% to 0.5% on the unused portion of the Credit Facility.

Under the terms of the Credit Facility, we had borrowings of $414.4 million with an associated floating rate of interest of 5.86% at June 3, 2008. As of June 5, 2007, we had $347.0 million outstanding with an associated floating rate of interest of 5.95%. After consideration of letters of credit outstanding, we had $54.4 million available under the Credit Facility as of June 3, 2008. The Credit Facility will mature on February 23, 2012.

On April 3, 2003, we issued notes totaling $150.0 million through a private placement of debt (the “Private Placement”). The Private Placement initially consisted of $85.0 million in notes with a fixed interest rate of 4.69% (the “Series A Notes”) and $65.0 million in notes with a fixed interest rate of 5.42% (the “Series B Notes”). The Series A and B Notes mature on April 1, 2010 and April 1, 2013, respectively. Given similar circumstances as those with the Credit Facility discussed above, we entered into amendments of the notes issued in the Private Placement on both November 30, 2007 and on May 21, 2008.

Under the original terms of the Private Placement, we were not required to make principal payments on either the Series A or B Notes prior to their respective maturity dates. Under the terms of the May 21, 2008 amended and restated agreement, we are required to offer scheduled prepayments of principal on the Series A and B Notes prior to their respective maturity dates. During the fourth quarter of 2008, we offered, and our noteholders accepted, principal prepayments of $2.2 million and $2.6 million on the Series A and B Notes, respectively. Accordingly, at June 3, 2008, the balances outstanding under the Private Placement consisted of $82.8 million for the Series A Notes and $62.4 million for the Series B Notes. We estimate that we will offer prepayments totaling $13.0 million during fiscal 2009 and have classified that amount as current. The $13.0 million includes four quarterly offers of $2.0 million each, two required offers of $1.4 million each, and an additional amount to be determined based upon excess cash flows as defined in the amendment and restatement to the Private Placement. Following the amendment and restatement of the notes issued under the Private Placement, the interest rates associated with the Series A and B Notes increased to 8.19% and 8.92%, respectively.

The May 21, 2008 amendment to the Credit Facility and the amendment and restatement of the notes issued in the Private Placement eased financial covenants regarding minimum fixed charge coverage ratio and maximum funded debt ratio. We are currently in compliance with our debt covenants. In exchange for the new covenant requirements, in addition to higher interest rate spreads and mandatory prepayments of principal as previously discussed, the amendments also imposed restrictions on future capital expenditures and require us to achieve certain leverage thresholds for two consecutive fiscal quarters before we may pay dividends or repurchase any of our stock.

During fiscal 2009, we expect to fund operations, capital expansion, and any purchase of franchise partnership equity, from operating cash flows, our Credit Facility, and operating leases. Repurchases of common stock and/or payment of dividends, if allowed, would be similarly funded.

Share Repurchases

From time to time our Board of Directors has authorized the repurchase of shares of our common stock as a means to return excess capital to our shareholders. The timing, price, quantity and manner of the purchases can be made at the discretion of management, depending upon market conditions and the restrictions contained in our loan agreements. During fiscal 2008 we repurchased 1.7 million shares at an average price of $23.74 per share. In July 2007, the Board of Directors authorized the repurchase of 6.5 million shares. Although 7.9 million shares remained available for purchase under existing programs at June 3, 2008, our loan agreements, as amended in fiscal 2008, prohibit the repurchase of our common stock until we achieve certain leverage thresholds for two consecutive fiscal quarters. Were we to achieve these leverage thresholds, the repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Significant Contractual Obligations and Commercial Commitments

Long-term financial obligations were as follows as of June 3, 2008 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Notes payable and other long-term debt, including
current maturities (a)	$ 45,812	$ 4,331	$ 9,195	$ 10,265	$ 22,021
Revolving credit facility (a)	414,400		75,610	338,790
Unsecured senior notes (Series A and B) (a)	145,231	12,970	96,865	35,396
Interest (b)	56,168	14,569	22,556	10,578	8,465
Operating leases (c)	449,635	46,142	79,521	69,962	254,010
Purchase obligations (d)	174,877	77,078	59,105	26,602	12,092
Pension obligations (e)	31,507	3,906	12,427	7,807	7,367
Total (f)	$1,317,630	$ 158,996	$ 355,279	$ 499,400	$ 303,955

(a)	See Note 6 to the Consolidated Financial Statements for more information.
(b)

Amounts represent contractual interest payments on our fixed-rate debt instruments. Interest payments on our variable-rate revolving credit facility and variable-rate notes payable with balances of $414.4 million and $3.5 million, respectively, as of June 3, 2008 have been excluded from the amounts shown above, primarily because the balance outstanding under our revolving credit facility, described further in Note 6 of the Consolidated Financial Statements, fluctuates daily. Additionally, the amounts shown above include interest payments on the Series A and B Notes at the current interest rates of 8.19% and 8.92%, respectively. These rates could be different in the future based upon certain leverage ratios.

(c)

This amount includes operating leases totaling $19.7 million for which sublease income from franchisees or others is expected. Certain of these leases obligate us to pay maintenance costs, utilities, real estate taxes, and insurance, which are excluded from the amounts shown above. See Note 5 to the Consolidated Financial Statements for more information.

(d)	The amounts for purchase obligations include commitments for food items and supplies, construction projects, and other miscellaneous commitments.
(e)	See Note 8 to the Consolidated Financial Statements for more information.
(f)

This amount excludes $4.4 million of unrecognized tax benefits under Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”) due to the uncertainty regarding the timing of future cash outflows associated with such obligations.

Commercial commitments were as follows as of June 3, 2008 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Letters of credit (a)	$ 16,665	$ 16,365	$ 300	$	$
Franchise loan guarantees (a)	47,437	46,661	98	678
Divestiture guarantees	6,821	176	379	393	5,873
Total	$ 70,923	$ 63,202	$ 777	$ 1,071	$ 5,873
(a)

Includes a $4.2 million letter of credit which secures franchisees’ borrowings for construction of restaurants being financed under a franchise loan facility. The franchise loan guarantees totaling $47.4 million also shown in the table exclude the guarantee of $4.2 million for construction to date on the restaurants being financed under the facility.

See Note 10 to the Consolidated Financial Statements for more information.

Off-Balance Sheet Arrangements

Franchise Partnership Guarantees

As part of the franchise partnership program, we have negotiated with various lenders a $48 million credit facility to assist the franchise partnerships with working capital needs and cash flows from operations (the “Franchise Facility”). As sponsor of the Franchise Facility, we serve as partial guarantor, and in certain circumstances full guarantor, of the draws made by the franchise partnerships on the Franchise Facility. Although the Franchise Facility allows for individual franchise partnership loan commitments to the end of the Franchise Facility term, all current commitments are for 12 months. The Franchise Facility expires on October 5, 2011.

The Franchise Facility contains various restrictions, including limitations on additional debt, the payment of dividends and limitations regarding maximum funded debt, minimum net worth, and minimum fixed charge coverage ratios. On May 21, 2008, concurrent with amendments of the Credit Facility and the notes issued in the Private Placement, we entered into an amendment of the Franchise Facility. Among other changes, this amendment changed both the minimum fixed charge coverage and maximum funded debt ratios.

The amount guaranteed under this program totaled $46.6 million as of June 3, 2008. As consideration for providing this guaranty, we received $1.3 million in fiscal 2008 and $1.2 million in fiscal 2007.

Prior to July 1, 2004, we had an arrangement with a third party lender whereby we could choose, in our sole discretion, to partially guarantee specific loans for new franchisee restaurant development (the “Cancelled Facility”). On July 1, 2004, we terminated the Cancelled Facility and notified this third party lender that we would no longer enter into additional guarantee arrangements. We will honor the partial guarantees of the remaining two loans to franchise partnerships that were in existence as of the termination of the Credit Facility. Should payments be required under the Cancelled Facility, we have certain rights to acquire the operating restaurants after the third party debt is paid. This program had remaining outstanding guarantees of $0.8 million at June 3, 2008.

Also in July 2004, we entered into a new program, similar to the Cancelled Facility, with a different third party lender (the “Franchise Development Facility”). The Franchise Development Facility expired on July 1, 2007, although the guarantees outstanding at that time survived the expiration of the arrangement. We had a guarantee of $4.1 million outstanding under this program as of June 3, 2008.

Divestiture Guarantees

On November 20, 2000, we completed the sale of all 69 of our American Cafe (including L&N Seafood) and Tia’s Tex-Mex (“Tia’s”) restaurants to Specialty Restaurant Group, LLC (“SRG”), a limited liability company. A number of these restaurants were located on leased properties. We remain primarily liable on certain American Cafe and Tia’s leases that were subleased to SRG and contingently liable on others. SRG, on December 10, 2003, sold its 28 Tia’s restaurants to an unrelated entity and, as part of the transaction, further subleased certain Tia’s properties.

During the second quarter of fiscal 2007, the third party owner to whom SRG had sold the Tia’s restaurants declared Chapter 7 bankruptcy. This declaration left us and/or SRG either primarily or indirectly liable for certain of the older Tia’s leases. As of June 3, 2008, RTI has settled almost all of the Tia’s leases. Future payments to the remaining landlords are expected to be insignificant.

On January 2, 2007, SRG closed 20 of its restaurants, 14 of which were located on properties sub-leased from RTI. Four other SRG restaurants were closed in calendar 2006. SRG filed for Chapter 11 bankruptcy on February 14, 2007.

Following the closing of the 20 SRG restaurants in January 2007, we performed an analysis of the now-closed properties in order to estimate the lease liability to be incurred from the closings. Based upon the analysis performed, a charge of $5.8 million was recorded during fiscal 2007. An additional charge of $0.3 million was recorded during fiscal 2008.

As of June 3, 2008, RTI remains primarily liable for five SRG leases which cover closed restaurants. Scheduled cash payments for rent remaining on these five leases at June 3, 2008 totaled $2.1 million. Because many of these restaurants were located in malls, we may be liable for other charges such as common area maintenance and property taxes. In addition to the scheduled remaining payments, we believe an additional $0.5 million for previously scheduled rent and related payments on these leases had not been paid as of June 3, 2008. As of June, 3, 2008, RTI has recorded an estimated liability of $2.1 million based on the five SRG unsettled claims to date.

Three leases, which, at June 5, 2007, comprised $1.2 million of the lease liability reserve, were settled in fiscal 2008 at a total cost of $1.2 million. A fourth lease was resolved during fiscal 2008 due to lease expiration. An additional $1.0 million was paid on currently unresolved leases during fiscal 2008.

See Note 10 to the Consolidated Financial Statements for more information.

As further discussed in Note 10 to the Consolidated Financial Statements and noted below, during fiscal 1996, our shareholders approved the distribution (the “Distribution”) of our family dining restaurant business, then called Morrison Fresh Cooking, Inc. (“MFC”), and our health care food and nutrition services business, then called Morrison Health Care, Inc. (“MHC”). Subsequently, Piccadilly Cafeterias, Inc. (“Piccadilly”) acquired MFC and Compass Group, PLC (“Compass”) acquired MHC. Prior to the Distribution, we entered into various guarantee agreements with both MFC and MHC, most of which have expired. As agreed upon at the time of the Distribution, we have been contingently liable for (1) payments to MFC and MHC employees retiring under (a) MFC’s and MHC’s versions of the Management Retirement Plan and the Executive Supplemental Pension Plan (the two non-qualified defined benefit plans) for the accrued benefits earned by those participants as of March 1996, and (b) funding obligations under the Morrison Retirement Plan (the “Retirement Plan”) maintained collectively by us, MFC, and MHC following the Distribution (the qualified plan) until 2004, and (2) payments due on certain workers’ compensation claims.

On October 29, 2003, Piccadilly filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court in Fort Lauderdale, Florida. In addition, on March 4, 2004, Piccadilly withdrew as a sponsor of the Retirement Plan with the approval of the bankruptcy court. Because we and MHC were, at the time, the remaining sponsors of the Retirement Plan, both RTI and MHC were jointly and severally required to make contributions to the Retirement Plan, or any successor plan, in such amounts as were necessary to satisfy all benefit obligations under the Retirement Plan.

Assets and obligations attributable to MHC participants, as well as the participants formerly with MFC, who were allocated to Compass following the bankruptcy, were spun out of the Retirement Plan effective June 30, 2006. Following Compass’s withdrawal, we remained the sole sponsor of the Retirement Plan.

As of June 3, 2008, we have received partial settlements of the Piccadilly bankruptcy totaling $2.0 million to date. We hope to recover further amounts upon final settlement of the bankruptcy, although further payments, if any, are expected to be insignificant. The actual amount we may be ultimately required to pay towards the divestiture guarantees could be lower if there is any further recovery in the bankruptcy proceeding, or could be higher if more valid participants are identified or if actuarial assumptions are proven inaccurate.

We estimated our divestiture guarantees related to MHC at June 3, 2008 to be $3.3 million for employee benefit plans. In addition, we remain contingently liable for MHC’s portion (estimated to be $2.5 million) of the MFC employee benefit plan liability for which MHC is currently responsible under the divestiture guarantee agreements. We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

Employment Agreement

We have an employment agreement with Samuel E. Beall, III, whereby he has agreed to serve as Chief Executive Officer of the Company until July 18, 2010. In accordance with the agreement, Mr. Beall is compensated at a base salary (adjusted annually based on various Company or market factors) and is entitled to an annual bonus opportunity and a long-term incentive compensation program, which currently includes stock option and restricted stock grants and life insurance coverage. The employment agreement also provides for certain severance payments to be made in the event of an involuntary termination without cause and certain types of voluntary resignation, the circumstances of which are defined in the agreement. As of June 3, 2008, the total of the potential liability for severance payments with regard to the employment agreement was approximately $9.1 million.

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

At June 3, 2008, we had 46 restaurants that had been open more than one year with rolling 12-month negative cash flows. Of these 46 restaurants, nine are recorded at salvage value. We reviewed the plans to improve cash flows at each of the other 37 restaurants and concluded that impairments existed at certain of them. Impairment charges of $3.0 million were recorded during fiscal 2008 for restaurants open as of June 3, 2008. Should sales at these restaurants not improve within a reasonable period of time, further impairment charges are possible. Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs, salvage value, and sublease income. Accordingly, actual results could vary significantly from our estimates. In addition to the above, impairments totaling $1.3 million were recorded during fiscal 2008 on non-operating assets, including those classified as held for sale in our June 3, 2008 Consolidated Balance Sheet.

Our goodwill, which totaled $18.9 million at June 3, 2008, is not amortized. We perform tests for impairment annually, or more frequently if events or circumstances indicate it might be impaired. Impairment tests for goodwill include comparing the fair value of the respective reporting unit with its carrying value, including goodwill. We use a variety of methodologies in conducting these impairment assessments, including cash flow analyses that are consistent with the assumptions we believe hypothetical marketplace participants would use, estimates of sales proceeds and other measures, such as fair market price of our common stock, as evidenced by closing trading price. Where applicable, we use an appropriate discount rate that is commensurate with the risk inherent in the projected cash flows. If market conditions at either the restaurant store level or system-wide deteriorate, or if operating results decline unexpectedly, we may be required to record additional impairment charges.

Franchise Accounting

Equity Method Accounting

As of June 3, 2008, we were the franchisor of 122 franchise partnership Ruby Tuesday restaurants and 102 traditional domestic and international franchised restaurants. Based on an analysis prepared using financial information obtained, when necessary, from the franchise entities, we concluded that, for all periods presented, we were not required to consolidate any of the franchise entities under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46R”). This conclusion was based on our determination that the franchise entities met the criteria to be considered “businesses,” and therefore were not subject to consolidation due to the “business scope exception” of FIN 46R.

We apply the equity method of accounting to our six 50%-owned franchise partnerships. Accordingly, we recognize our pro rata share of the earnings or losses of the franchise partnerships in the Consolidated Statements of Income when reported by those franchisees. The cost method of accounting is applied to all 1%-owned franchise partnerships.

Revenue Recognition

We charge our franchise partnerships various monthly fees that are calculated as a percentage of the respective franchise’s monthly sales. Our franchise agreements allow us to charge up to a 4.0% royalty fee, a 2.5% support service fee, a 1.5% marketing and purchasing fee, and a 3.0% advertising fee. We defer recognition of franchise fee revenue for any franchise partnership with negative cash flows at times when the negative cash flows are deemed to be anything other than temporary and the franchise has either borrowed directly from us or through a facility for which we provide a guarantee. Unearned income for franchise fees was $3.4 million and $2.2 million as of June 3, 2008 and June 5, 2007, respectively, which are included in other deferred liabilities and/or accrued liabilities – rent and other in the Consolidated Balance Sheets.

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

At June 3, 2008 the allowance for doubtful notes was $3.0 million, substantially all of which is allocated to the $6.8 million of debt due from seven franchisees that, for the most recent reporting period, have either reported coverage ratios below the required levels with certain of their third party debt, or reported ratios above the required levels but for an insufficient amount of time. With the exception of amounts borrowed under one current and two former credit facilities for franchise partnerships (see Note 10 to the Consolidated Financial Statements for more information), the third party debt referred to above is not guaranteed by RTI. We believe that payments are being made by these franchisees in accordance with the terms of these debts.

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

Lease Obligations

We lease a significant number of our restaurant properties. At the inception of the lease, each property is evaluated to determine whether the lease will be accounted for as an operating or capital lease. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty.

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

Certain leases contain provisions that require additional rental payments, called "contingent rents," when the associated restaurants' sales volumes exceed agreed upon levels. We recognize contingent rental expense (in annual as well as interim periods) prior to the achievement of the specified target that triggers the contingent rental expense, provided that achievement of that target is considered probable.

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

Income Tax Valuation Allowances and Tax Accruals

We record deferred tax assets for various items. As of June 3, 2008, we have concluded that it is more likely than not that the future tax deductions attributable to our deferred tax assets will be realized and therefore no valuation allowance has been recorded.

As a matter of course, we are regularly audited by federal and state tax authorities. We record appropriate accruals for potential exposures in accordance with FIN 48. We evaluate these accruals, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events that may impact our ultimate tax liability.

Recently Issued Accounting Standards Not Yet Adopted

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements are effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal 2009 for RTI). In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157” which permits a one-year deferral for the implementation of the provisions of SFAS 157 with regard to non-financial assets and liabilities that are not carried at fair value on a recurring basis in financial statements. We intend to defer adoption of SFAS 157 for such items. We are currently evaluating the impact of SFAS 157 on our Consolidated Financial Statements.

In September 2006, the FASB issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). SFAS 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit pension and postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. We adopted this requirement of SFAS 158 as of June 5, 2007. SFAS 158 also requires companies to measure the funded status of pension and postretirement plans as of the date of a company’s fiscal year that ends after December 31, 2008 (fiscal 2009 for RTI). Our plans currently have measurement dates that do not coincide with our fiscal year end. Accordingly, we will be required to change their measurement dates in fiscal 2009. The impact of the transition, including the net periodic benefit cost computed for the period between our previous measurement dates and our fiscal year end, as well as changes in the fair value of plan assets and benefit obligations, will be recorded directly to Shareholders’ Equity on June 4, 2008. We expect the adoption of this requirement to result in a one-time charge to retained earnings of approximately $0.4 million.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (fiscal 2009 for RTI). We do not expect to elect to begin reporting any financial assets or liabilities at fair value upon adoption of SFAS 159.

In March 2007, the FASB ratified the consensus reached by the EITF on Issue No. 06-10 (“EITF 06-10”), “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements”. EITF 06-10 provides guidance on an employers’ recognition of a liability and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods and the asset in collateral assignment split-dollar life insurance arrangements. The effective date of EITF 06-10 is for fiscal years beginning after December 15, 2007 (fiscal 2009 for RTI). As of June 3, 2008 we have recorded a $2.8 million asset within our Consolidated Balance Sheet for our collateral assignment in eight split-dollar life insurance arrangements. We expect the adoption of this Issue to result in a one-time charge to retained earnings of approximately $1.0 million.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (fiscal 2010 for RTI). We are currently evaluating the impact SFAS 141R will have on the accounting for any future business combinations we enter into.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (fiscal 2010 for RTI). We are currently evaluating the impact of SFAS 160 on our Consolidated Financial Statements.

Known Events, Uncertainties and Trends

Financial Strategy and Stock Repurchase Plan

Our financial strategy is to utilize a prudent amount of debt, including operating leases, letters of credit, and any guarantees, to minimize the weighted average cost of capital while allowing financial flexibility and maintaining the equivalent of an investment-grade bond rating. This strategy has periodically allowed us to repurchase RTI common stock. During the year ended June 3, 2008, we repurchased 1.7 million shares of RTI common stock for a total purchase price of $39.5 million. The total number of remaining shares authorized to be repurchased, as of June 3, 2008, is approximately 7.9 million. This amount reflects repurchase authorizations of 5.0 million and 6.5 million shares approved by our Board of Directors on January 9, 2007 and July 11, 2007, respectively. To the extent not funded with cash from operating activities and proceeds from stock option exercises, additional repurchases, if any, may be funded by borrowings. However, as previously discussed, under the terms of the amendment to the Credit Facility and the amendment and restatement of the Private Placement, we may not engage in the repurchase of our stock until we achieve certain leverage thresholds for two consecutive fiscal quarters. Were we to achieve these leverage thresholds, the repurchase of shares in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Re-image Progress

As discussed in previous filings, in an effort to continue moving our brand towards a high quality casual dining restaurant and away from the traditional bar and grill category, we have changed our look and feel, in order to differentiate ourselves with a more contemporary and fresher look. As of June 3, 2008, we have completed the re-imaging of 655 Company-owned restaurants. We completed the re-imaging of 12 additional restaurants prior to the date of this filing. We do not plan to re-image the remaining 54 Company-owned restaurants. Capital expenditures to date, excluding the costs to accelerate depreciation or write-off existing assets, totaled $61.7 million, of which $57.0 million was spent in fiscal 2008.

Dividends

During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to RTI’s shareholders. A $0.25 per share dividend, which totaled $13.2 million, was paid on August 7, 2007, to shareholders of record on July 23, 2007. On January 9, 2008, the Board of Directors announced a plan of moving our semi-annual dividend to an annual payment, and thus no dividend was paid during fiscal 2008’s third quarter. As noted above, following the amendment to the Credit Facility and the amendment and restatement of the Private

Placement we may not pay a dividend until we achieve certain leverage thresholds for two consecutive fiscal quarters. Were we to achieve these leverage thresholds, the payment of a dividend in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future.

Franchising and Development Agreements

Our agreements with franchise partnerships allow us to purchase an additional 49% equity interest for a specified price. We have chosen to exercise that option in situations in which we expect to earn a return similar to or better than that which we expect when we invest in new restaurants. During fiscal 2008 and 2007, we did not exercise our right to acquire an additional 49% equity interest in any franchise partnerships. We currently have a 1% ownership in seven of our 13 franchise partnerships which collectively operated 49 Ruby Tuesday restaurants at June 3, 2008.

Our franchise agreements with the franchise partnerships allow us to purchase all remaining equity interests beyond the 1% or 50% we already own, for an amount to be calculated based upon a predetermined valuation formula. During fiscal 2008, we acquired the remaining 50% partnership interests of RT West Palm Beach Franchise, LP, RT Michigan Franchise, LLC, and RT Detroit Franchise, LLC, bringing our equity interest in these franchises to 100%. At the time of the acquisitions, the franchisees operated 11, 14, and 11 Ruby Tuesday restaurants, respectively.

To the extent allowable under our debt facilities, we may choose to sell existing restaurants or exercise our rights to acquire an additional equity interest in franchise partnerships in fiscal 2009 and beyond.

Fiscal Year

RTI’s fiscal 2009 will contain 52 weeks and end on June 2, 2009. Fiscal year 2008 and 2007 contained 52 weeks, while fiscal year 2006 contained 53 weeks.

Impact of Inflation

The impact of inflation on the cost of food, labor, supplies, utilities, real estate and construction costs could adversely impact our operating results. Historically, we have been able to recover certain inflationary cost increases through increased menu prices coupled with more efficient purchasing practices and productivity improvements. Competitive pressures may limit our ability to completely recover such cost increases. Historically, the effect of inflation has not significantly impacted our net income.

Item 7A. Quantitative and Qualitative

Disclosure About Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices.  The interest rate charged on our Credit Facility can vary based on the interest rate option we choose to utilize.  Our options for the rate are the Base Rate or LIBO Rate plus an applicable margin.  The Base Rate is defined to be the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.5%.  The applicable margin for the LIBO Rate-based option is a percentage ranging from 1.0% to 3.5%.  As of June 3, 2008, the total amount of outstanding debt subject to interest rate fluctuations was $417.9 million.  A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of $4.2 million per year, assuming a consistent capital structure.

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

Item 8. Financial Statements and Supplementary Data

      Ruby Tuesday, Inc. and Subsidiaries

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Financial Statements
Consolidated Statements of Income
(In thousands, except per-share data)

	For the Fiscal Year Ended
	June 3,	June 5,	June 6,
	2008	2007	2006

Revenue:
Restaurant sales and operating revenue	$ 1,346,721	$ 1,395,212	$ 1,290,509
Franchise revenue	13,583	15,015	15,731
	1,360,304	1,410,227	1,306,240

Operating costs and expenses:
Cost of merchandise	370,693	375,836	342,604
Payroll and related costs	446,910	431,456	398,636
Other restaurant operating costs	275,579	253,462	230,887
Depreciation and amortization	93,845	77,351	71,056
Loss from Specialty Restaurant Group, LLC bankruptcy	288	5,812
Selling, general and administrative, net of support service
fee income totaling $6,511 in 2008, $11,326 in 2007
and $13,918 in 2006	114,403	112,619	100,340
Equity in losses / (earnings) of unconsolidated franchises	3,535	1,328	(948)
Interest expense, net of interest income totaling
$1,411 in 2008, $2,492 in 2007 and $3,102 in 2006	31,352	19,965	12,707
	1,336,605	1,277,829	1,155,282

Income before income taxes	23,699	132,398	150,958
(Benefit)/provision for income taxes	(2,678)	40,730	49,981

Net income	$ 26,377	$ 91,668	$ 100,977

Earnings per share:
Basic	$ 0.51	$ 1.60	$ 1.67
Diluted	$ 0.51	$ 1.59	$ 1.65

Weighted average shares:
Basic	51,572	57,204	60,512
Diluted	51,688	57,633	61,307

The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per-share data)

	June 3, 2008	June 5, 2007
Assets:
Current assets:
Cash and short-term investments	$ 16,032	$ 25,892
Accounts and notes receivable, net	10,515	14,773
Inventories:
Merchandise	12,511	11,825
China, silver and supplies	8,812	8,207
Income tax receivable	7,708
Deferred income taxes	4,525	5,239
Prepaid rent and other expenses	20,538	15,551
Assets held for sale	24,268	20,368
Total current assets	104,909	101,855

Property and equipment, net	1,088,356	1,033,336
Goodwill	18,927	16,935
Notes receivable, net	1,884	9,212
Other assets	57,861	68,918
Total assets	$ 1,271,937	$ 1,230,256

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$ 26,681	$ 39,435
Accrued liabilities:
Taxes, other than income taxes	20,532	19,986
Payroll and related costs	15,579	9,749
Insurance	6,596	13,525
Deferred revenue – gift cards	9,197	8,578
Rent and other	19,267	25,985
Current maturities of long-term debt, including capital leases	17,301	1,779
Income tax payable		5,730
Total current liabilities	115,153	124,767

Long-term debt and capital leases, less current maturities	588,142	512,559
Deferred income taxes	27,422	37,507
Deferred escalating minimum rent	42,450	39,824
Other deferred liabilities	67,252	76,273
Total liabilities	840,419	790,930

Commitments and contingencies (Note 10)

Shareholders’ equity:
Common stock, $0.01 par value; (authorized: 100,000 shares;
issued: 2008 – 52,772 shares, 2007 – 53,240 shares)	528	532
Capital in excess of par value	15,081	2,246
Retained earnings	425,606	446,584
Deferred compensation liability payable in Company stock	2,877	3,861
Company stock held by Deferred Compensation Plan	(2,877)	(3,861)
Accumulated other comprehensive loss	(9,697)	(10,036)
	431,518	439,326
Total liabilities and shareholders' equity	$ 1,271,937	$ 1,230,256

The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
and Comprehensive Income
(In thousands, except per-share data)
							Company Stock
							Held by the	Accumulated
	Common Stock		Capital In		Deferred		Deferred	Other	Total
	Issued		Excess of	Retained	Compensation	Unearned	Compensation	Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Liability	Compensation	Plan	Loss	Equity

Balance, May 31, 2005	63,687	$637	$1,509	$569,815	$5,103	$-	$(5,103)	$(8,738)	$563,223
Net income				100,977					100,977
Minimum pension
liability adjustment,
net of taxes of $988								1,501	1,501
Comprehensive income									102,478
Issuance of restricted stock	50		1,057			(1,057)			0
Amortization of restricted
stock						186			186
Shares issued under stock
bonus and stock option plans	2,293	23	53,374						53,397
Cash dividends of 4.5¢
per common share				(2,742)					(2,742)
Stock repurchases	(7,839)	(78)	(48,928)	(140,378)					(189,384)
Changes in Deferred
Compensation Plan					(675)		675		0
Balance, June 6, 2006	58,191	582	7,012	527,672	4,428	(871)	(4,428)	(7,237)	527,158
Net income				91,668					91,668
Minimum pension
liability adjustment,
net of taxes of $31								47	47
Comprehensive income									91,715
Adjustment to initially apply
SFAS 158, net of taxes of
$1,873								(2,846)	(2,846)
Issuance of restricted stock	267	2	(2)						0
Reclassification for adoption of
SFAS 123(R)			(871)			871			0
Stock-based compensation			10,231						10,231
Shares issued under stock
bonus and stock option plans	1,871	19	45,472						45,491
Cash dividends of $0.50
per common share				(29,147)					(29,147)
Stock repurchases	(7,089)	(71)	(59,596)	(143,609)					(203,276)
Changes in Deferred
Compensation Plan					(567)		567		0
Balance, June 5, 2007	53,240	532	2,246	446,584	3,861	-	(3,861)	(10,036)	439,326
Net income				26,377					26,377
Pension and post-retirement
benefit plans, net of taxes
of $223								339	339
Comprehensive income									26,716
Adjustment to initially apply
FIN 48				(34)					(34)
Issuance of restricted stock	1,073	11	(11)						0
Stock-based compensation			13,385						13,385
Shares issued under stock
bonus and stock option plans	124	1	4,741						4,742
Cash dividends of $0.25
per common share				(13,126)					(13,126)
Stock repurchases	(1,665)	(16)	(5,280)	(34,195)					(39,491)
Changes in Deferred
Compensation Plan					(984)		984		0
Balance, June 3, 2008	52,772	$528	$15,081	$425,606	$2,877	$-	$(2,877)	$(9,697)	$431,518

The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

	For the Fiscal Year Ended
	June 3, 2008	June 5, 2007	June 6, 2006
Operating activities:
Net income	$ 26,377	$ 91,668	$ 100,977
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	93,845	77,351	71,056
Amortization of intangibles	716	437	385
Provision for bad debts	837	(197)	2,046
Deferred income taxes	(5,679)	(13,274)	(1,939)
Loss on impairments, including disposition of assets	4,172	478	3,141
Equity in losses/(earnings) of unconsolidated franchises	3,535	1,328	(948)
Share-based compensation expense	12,989	10,177
Distributions received from unconsolidated franchises	68	914	1,127
Income tax benefit from exercise of stock options			8,137
Excess tax benefits from share-based compensation	(384)	(5,540)
Amortization of unearned compensation			186
Other	653	475	675
Changes in operating assets and liabilities:
Receivables	5,268	10,500	(1,172)
Inventories	(247)	(1,797)	(440)
Income tax receivable	(13,054)	11,516	(543)
Prepaid and other assets	(3,390)	(4,071)	(585)
Accounts payable, accrued and other liabilities	(23,817)	4,697	9,594
Net cash provided by operating activities	101,889	184,662	191,697

Investing activities:
Purchases of property and equipment	(116,918)	(125,827)	(171,640)
Acquisition of franchise entities	(2,464)	(4,669)
Proceeds from disposal of assets	8,395	17,289	4,387
Insurance proceeds from property claims	511	2,852	1,089
Reductions in/(additions to) Deferred Compensation Plan assets	8,220	(2,353)	(1,746)
Other, net	(1,963)	(1,867)	(1,835)
Net cash used by investing activities	(104,219)	(114,575)	(169,745)

Financing activities:
Proceeds from long-term debt	68,412	156,400	140,700
Principal payments on long-term debt	(21,220)	(35,316)	(13,148)
Proceeds from issuance of stock, including treasury stock	2,225	39,951	45,200
Excess tax benefits from share-based compensation	384	5,540
Stock repurchases	(39,491)	(203,276)	(189,384)
Dividends paid	(13,126)	(29,147)	(2,742)
Payments for debt issuance costs	(4,714)
Other, net		(712)
Net cash used by financing activities	(7,530)	(66,560)	(19,374)

Decrease/(Increase) in cash and short-term investments	(9,860)	3,527	2,578
Cash and short-term investments:
Beginning of year	25,892	22,365	19,787
End of year	$ 16,032	$ 25,892	$ 22,365

Supplemental disclosure of cash flow information-
Cash paid for:
Interest, net of amount capitalized	$ 34,234	$ 21,288	$ 15,542
Income taxes, net	$ 19,666	$ 44,767	$ 46,058
Significant non-cash investing and financing activities-
Restricted stock awards			$ 1,057
Retirement of fully depreciated assets	$ 20,531	$ 2,350	$ 1,538
Reclassification of properties to assets held for sale or receivables	$ 9,080	$ 21,254	$ 12,233
Assumption of debt and capital leases related to franchise
partnership acquisitions	$ 43,914	$ 16,154
Liability for claim settlements and insurance receivables	$ (4,453)	$ 5,496

The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Description of Business and Principles of Consolidation

Ruby Tuesday, Inc. including its majority-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”) develops, operates and franchises casual dining restaurants in the United States, Puerto Rico, Guam, and 13 other countries and regions under the Ruby Tuesday® brand. In June 2007, we acquired one Wok Hay restaurant, an Asian concept located in Knoxville, Tennessee. At June 3, 2008, we owned and operated 721 restaurants concentrated primarily in the Northeast, Southeast, Mid-Atlantic and Midwest of the United States. As of fiscal year end, there were 224 domestic and international franchise restaurants located in 23 states primarily outside the Company’s existing core markets (primarily the Western United States and portions of the Midwest and Northeast) and in the Asia Pacific Region, India, Middle East, Puerto Rico, Guam, Canada, Iceland, Eastern Europe, and Central and South America.

RTI consolidates its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Equity Method Accounting

“Franchise partnerships” as used throughout the Notes to Consolidated Financial Statements refer to our 13 domestic franchisees in which we own 1% or 50% of the equity of each such franchisee. We apply the equity method of accounting to our six 50%-owned franchise partnerships. Accordingly, we recognize our pro rata share of the earnings or losses of the franchise partnerships in the Consolidated Statements of Income when reported by those franchisees. The cost method of accounting is applied to all 1%-owned franchise partnerships.

As of June 3, 2008, we were the franchisor of 122 franchise partnership restaurants and 102 traditional domestic and international franchise restaurants. Based on an analysis prepared using financial information obtained, when necessary, from the franchise entities, we concluded that, for all periods presented, we were not required to consolidate any of the franchise entities under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46R”). This conclusion was based on our determination that the franchise entities met the criteria to be considered “businesses,” and therefore were not subject to consolidation due to the “business scope exception” of FIN 46R.

A further description of our franchise programs is provided in Note 2 to the Consolidated Financial Statements.

Fiscal Year

Our fiscal year ends on the first Tuesday following May 30 and, as a result, a 53rd week is added every five or six years. The fiscal years ended June 3, 2008 and June 5, 2007 each contained 52 weeks. Fiscal year 2006 contained 53 weeks. The first three quarters of fiscal 2006 each contained 13 weeks and the fourth quarter contained 14 weeks. In fiscal 2006, the 53rd week added $24.5 million to restaurant sales and operating revenue and $0.04 to diluted earnings per share in our Consolidated Statement of Income.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over the fair market value of assets of businesses acquired. RTI currently has goodwill totaling $18.9 million recorded from our predecessor’s acquisition of the Ruby Tuesday concept in 1982, the acquisitions of certain franchise partnerships, including the West Palm Beach franchise partnership in fiscal 2008, and the Wok Hay acquisition. See Note 3 to the Consolidated Financial Statements for more information on RTI’s fiscal 2008 and 2007 business acquisitions.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at June 6, 2006	$ 17,017
Acquisitions	–
Disposals and other	(82)
Balance at June 5, 2007	16,935
Acquisitions	1,992
Disposals and other	–
Balance at June 3, 2008	$ 18,927

Other intangible assets consist of trademarks and reacquired franchise rights. The reacquired franchise rights were acquired as part of those franchise partnership acquisitions completed after October 2004, the effective date of Emerging Issues Task Force (“EITF”) Issue No. 04-1, “Accounting for Pre-existing Relationships between the Parties to a Business Combination” (“EITF 04-1”). EITF 04-1 applies when two parties that have a pre-existing contractual relationship enter into a business combination. See Note 3 to the Consolidated Financial Statements for more information on the allocation of purchase price applied to each of RTI’s franchise partnership acquisitions in fiscal 2008 and fiscal 2007.

Amortization expense of other intangible assets for each of fiscal 2008, 2007, and 2006 totaled $0.7 million, $0.4 million, and $0.4 million, respectively. We amortize trade and service marks on a straight-line basis over the life of the trade and service marks, typically ten years. We amortize reacquired franchise rights on a straight-line basis over the remaining term of the franchise operating agreements, which varies by restaurant. The weighted average amortization period of reacquired franchise rights is 9.4 years. Amortization expense for each of the next five years is expected to be $0.7 million for each of fiscal 2009 through 2011, and $0.6 million for each of fiscal 2012 and 2013.

Other intangible assets which are included in other assets in the Consolidated Balance Sheets consist of the following (in thousands):

	2008		2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Trademarks	$ 1,641	$ 948	$ 1,577	$ 820
Reacquired franchise rights	5,501	1,015	2,648	428
	$ 7,142	$ 1,963	$ 4,225	$ 1,248

Fair Value of Financial Instruments

Our financial instruments at June 3, 2008 and June 5, 2007 consisted of cash and short-term investments, accounts receivable and payable, Deferred Compensation Plan investments, notes receivable, long-term debt, franchise partnership guarantees, and letters of credit. The fair values of cash and short-term investments and accounts receivable and payable approximated carrying value because of the short-term nature of these instruments. Ruby Tuesday common stock held by the Deferred Compensation Plan, which is included in the shareholders’ equity section of our Consolidated Balance Sheets, is recorded at cost. Other investments held by the Deferred Compensation Plan are stated at fair value.

The carrying amounts and fair values of our other financial instruments subject to fair value disclosures are as follows (in thousands):

		2008			2007
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Deferred Compensation Plan
investment in RTI common stock	$ 2,877		$ 1,883	$ 3,861		$ 10,358
Notes receivable, gross	9,056		9,626	18,405		19,171
Long-term debt and capital leases	605,443		610,503	514,338		509,748
Franchise partnership guarantees	659		684	1,222		1,251
Letters of credit	0		607	0		151

We estimated the fair value of common stock, notes receivable, debt, franchise partnership guarantees and letters of credit using market quotes and present value calculations based on market rates.

Guarantees

We account for certain guarantees in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of certain obligations undertaken.

As discussed in Note 10 to the Consolidated Financial Statements, our third-party guarantees generally consist of franchise partnership guarantees and divestiture guarantees. The divestiture guarantees all arose prior to the adoption of FIN 45 and, unless modified, are exempt from its requirements. Most of the franchise partnership guarantees, which generally relate to our partial guarantees of certain third party debt, arose or were modified after FIN 45's effective date. The potential amount of future payments to be made under these agreements is discussed in Note 10. We record our guaranty liabilities under these agreements based on estimated fair values, which generally approximate the consideration we receive for providing the guarantees.

Revenue Recognition

Revenue from restaurant sales is recognized when food and beverage products are sold. We present sales net of sales tax and other sales-related taxes. Deferred revenue-gift cards primarily represents our liability for gift cards that have been sold, but not yet redeemed, and is recorded at the expected redemption value. When the gift cards are redeemed, we recognize restaurant sales and reduce the deferred revenue. Dormancy fees are recognized as a component of “Other restaurant operating costs” in the Consolidated Statements of Income.

Franchise development and license fees received are recognized when we have substantially performed all material services and the restaurant has opened for business. Franchise royalties (generally 4% of monthly sales) are recognized as franchise revenue on the accrual basis. Advertising amounts received from domestic franchisees are considered by us to be reimbursements, recorded on an accrual basis when earned, and have been netted against selling, general and administrative expenses in the Consolidated Statements of Income.

We charge our franchise partnerships various monthly fees that are calculated as a percentage of the respective franchise’s monthly sales. Our franchise agreements allow us to charge up to a 4.0% royalty fee, a 2.5% support service fee, a 1.5% marketing and purchasing fee, and a 3.0% advertising fee. We defer recognition of franchise fee revenue for any franchise partnership with negative cash flows at times when the negative cash flows are deemed to be anything other than temporary and the franchise has either borrowed directly from us or through a facility for which we provide a guarantee. Unearned income for franchise fees was $3.4 million and $2.2 million as of June 3, 2008 and June 5, 2007, respectively, which are included in other deferred liabilities and/or accrued liabilities – rent and other in the Consolidated Balance Sheets.

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

Deferred Escalating Minimum Rent

Certain of our operating leases contain predetermined fixed escalations of the minimum rentals during the term of the lease, which includes option periods where failure to exercise such options would result in an economic penalty. For these leases, we recognize the related rental expense on a straight-line basis over the life of the lease, beginning with the point at which we obtain control and possession of the leased properties, and record the difference between the amounts charged to operations and amounts paid as deferred escalating minimum rent. Any lease incentives received are deferred and subsequently amortized over a straight-line basis over the life of the lease as a reduction of rent expense.

Impairment of Long-Lived Assets

We review our long-lived assets related to each restaurant to be held and used in the business, including any allocated intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. We evaluate restaurants based upon cash flows as our primary indicator of impairment. Based on the best information available, we write down an impaired restaurant to its fair value based upon estimated future discounted cash flows and salvage value, if any. In addition, when we decide to close a restaurant it is reviewed for impairment and depreciable lives are adjusted. The impairment evaluation is based on the estimated cash flows from continuing use through the expected disposal date and the expected terminal value.

We record impairment charges related to an investment in an unconsolidated franchise partnership whenever circumstances indicate that a decrease in the value of an investment has occurred that is other than temporary.

Our goodwill, which totaled $18.9 million at June 3, 2008, is not amortized. We perform tests for impairment annually, or more frequently if events or circumstances indicate it might be impaired. Impairment tests for goodwill include comparing the fair value of the respective reporting unit with its carrying value, including goodwill. We use a variety of methodologies in conducting these impairment assessments, including cash flow analyses that are consistent with the assumptions we believe hypothetical marketplace participants would use, estimates of sales proceeds and other measures, such as fair market price of our common stock, as evidenced by closing trading price. Where applicable, we use an appropriate discount rate that is commensurate with the risk inherent in the projected cash flows.

Based upon our reviews in fiscal 2008, 2007, and 2006, we recorded impairments of $4.3 million, $0.6 million, and $1.5 million, respectively. The majority of these charges were incurred for restaurant impairments. Based on our analysis, there was no goodwill impairment in fiscal 2008, 2007, and 2006.

The impairment charges discussed above are included as a component of other restaurant operating costs in the Consolidated Statements of Income and are included with loss on impairments, including disposition of assets, in the Consolidated Statements of Cash Flows.

Refranchising Gains (Losses)

Refranchising gains (losses), included in other restaurant operating costs, include gains or losses on sales of restaurants to franchisees. All direct costs associated with refranchising are included in the calculation of the gain or loss. Upon making the decision to sell a restaurant to a franchisee, the restaurant is reclassified to assets held for sale at the lower of book value or fair market value less cost to sell and any anticipated loss is immediately recognized. When the sale occurs, any loss not previously recognized is recorded concurrently with the sale. Any gains to be recognized are recorded when the sale closes. During fiscal 2007, we recognized a pre-tax gain of $0.4 million on the sale of four restaurants to RT Western Missouri Franchise, LP (“RT Western Missouri”) and recognized a negligible loss on the sale of two restaurants to RT St. Louis Franchise, LP (“RT St. Louis”). A further description of these transactions is provided in Note 3 to the Consolidated Financial Statements. There were no refranchising gains or losses for fiscal 2008 or 2006.

Marketing Costs

Except for television and radio advertising production costs which we expense when the advertisement is first shown, we expense marketing costs as incurred. Marketing expenses, net of franchise reimbursements, which are included in selling, general and administrative expense in the Consolidated Statements of Income, totaled $49.8 million, $49.1 million, and $45.6 million for fiscal 2008, 2007, and 2006, respectively.

Income Taxes

Deferred income taxes are determined utilizing the asset and liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We recognize interest and penalties accrued related to unrecognized tax benefits as components of our income tax provision.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. Diluted earnings per share gives effect to restricted stock and options outstanding during the applicable periods. The stock options and restricted shares included in diluted weighted average shares outstanding totaled 0.1 million, 0.4 million, and 0.8 million, for fiscal 2008, 2007, and 2006, respectively.

Stock options with an exercise price greater than the average market price of our common stock and certain options with unrecognized compensation expense do not impact the computation of diluted earnings per share because the effect would be anti-dilutive. For fiscal 2008, 2007, and 2006, 6.3 million, 4.9 million, and 3.6 million unexercised stock options, respectively, did not impact the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. Further, 0.5 million, 0.3 million, and 0.1 million restricted shares were excluded from these calculations for fiscal years 2008, 2007, and 2006, respectively.

Share-Based Employee Compensation Plans

We record share-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). We adopted SFAS 123(R) on June 7, 2006, under the modified prospective application. SFAS 123(R) requires that compensation cost relating to share-based payment transactions, including grants of employee stock options or restricted stock, be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

See Note 9 to the Consolidated Financial Statements for further discussion regarding our share-based employee compensation plans.

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

Accounting Standards Adopted in Fiscal 2008

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

We adopted the provisions of FIN 48 on June 6, 2007. See Note 7 to the Consolidated Financial Statements for discussion of the impact of adoption on our Consolidated Financial Statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements are effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal year 2009 for RTI). In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157” which permits a one-year deferral for the implementation of the provisions of SFAS 157 with regard to non-financial assets and liabilities that are not carried at fair value on a recurring basis in financial statements. We intend to defer adoption of SFAS 157 for such items. We are currently evaluating the impact of SFAS 157 on our Consolidated Financial Statements.

In September 2006, the FASB issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). SFAS 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit pension and postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. We adopted this requirement of SFAS 158 as of June 5, 2007. SFAS 158 also requires companies to measure the funded status of pension and postretirement plans as of the date of a company’s fiscal year that ends after December 31, 2008 (fiscal 2009 for RTI). Our plans currently have measurement dates that do not coincide with our fiscal year end. Accordingly, we will be required to change their measurement dates in fiscal 2009. The impact of the transition, including the net periodic benefit cost computed for the period between our previous measurement dates and our fiscal year end, as well as changes in the fair value of plan assets and benefit obligations, will be recorded directly to Shareholders’ Equity on June 4, 2008. We expect the adoption of this requirement to result in a one-time charge to retained earnings of approximately $0.4 million.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (fiscal 2009 for RTI). We do not expect to elect to begin reporting any financial assets or liabilities at fair value upon adoption of SFAS 159.

In March 2007, the FASB ratified the consensus reached by the EITF on Issue No. 06-10 (“EITF 06-10”), “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF 06-10 provides guidance on an employers’ recognition of a liability and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods and the asset in collateral assignment split-dollar life insurance arrangements. The effective date of EITF 06-10 is for fiscal years beginning after December 15, 2007 (fiscal 2009 for RTI). As of June 3, 2008 we have recorded a $2.8 million asset within our Consolidated Balance Sheet for our collateral assignment in eight split-dollar life insurance arrangements. We expect the adoption of this Issue to result in a one-time charge to retained earnings of approximately $1.0 million.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (fiscal 2010 for RTI). We are currently evaluating the impact SFAS 141R will have on the accounting for any future business combinations we enter into.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (fiscal 2010 for RTI). We are currently evaluating the impact of SFAS 160 on our Consolidated Financial Statements.

2.  Franchise Programs

As of June 3, 2008, our franchise programs included arrangements with 48 franchise groups, including 13 franchise partnerships (franchises in which we have a 1% or 50% ownership) which collectively operated 122 Ruby Tuesday restaurants, and 35 traditional domestic and international franchisees which collectively operated 102 Ruby Tuesday restaurants. We do not own any equity interest in our traditional franchisees.  As of June 3, 2008, six of our 13 franchise partnerships were 50%-owned and collectively operated 73 Ruby Tuesday restaurants.  We own 1% of the remaining seven franchise partnerships, which as of that same date collectively operated 49 Ruby Tuesday restaurants.

We enter into development agreements with our franchisees that require them to open varying numbers of Ruby Tuesday restaurants. During fiscal 2008, 2007, and 2006, Ruby Tuesday franchisees opened and/ or acquired from RTI, 14, 35, and 32 restaurants, respectively, pursuant to development agreements, as follows:

Fiscal Year	Franchise Partnerships	Other Domestic	International	Total
2008	5	4	5	14
2007	16*	9	10	35
2006	19	3	10	32

* Includes seven Ruby Tuesday restaurants acquired from the Company.

In conjunction with these openings, we recognized development and licensing fee income totaling $0.7 million, $1.0 million, and $0.8 million in fiscal 2008, 2007, and 2006, respectively.

Deferred development and licensing fees associated with all franchisees totaled $2.4 million and $2.9 million at June 3, 2008 and June 5, 2007, respectively. We will recognize these fees as income when we have substantially performed all material services and the restaurant has opened for business.

As part of the franchise partnership program, we sponsor and serve as partial guarantor for certain credit facilities to assist franchise partnerships with new restaurant development, working capital and operational cash flow requirements. See Note 10 to the Consolidated Financial Statements for more information on these programs.

3.  Business Acquisitions

Between fiscal 1997 and fiscal 2002, we sold 124 Ruby Tuesday restaurants to our franchises, 42 of which are currently operated by certain of the 13 franchise partnerships and 15 restaurants by traditional domestic franchises. The remaining 67 restaurants, including restaurants previously sold to eight former franchise partnerships between fiscal 1998 and 2000, were reacquired in fiscal 2005, 2007, and 2008, or closed.  The restaurants currently operated by franchise partnerships and traditional franchisees are subject to various franchise agreements.  Included in our Consolidated Balance Sheets are notes receivable from certain franchise partnerships, which generally arose as a part of the consideration received when Company-owned restaurants were re-franchised.  See Note 4 to the Consolidated Financial Statements for more information.

Fiscal 2008 transactions

In June 2007, in conjunction with a previously announced strategy to acquire certain franchisees in the Eastern United States, we, through our subsidiaries, acquired the remaining 50% of the partnership interests of RT West Palm Beach Franchise, LP (“RT West Palm Beach”), thereby increasing our ownership to 100% of this partnership. RT West Palm Beach, previously a franchise partnership with 11 restaurants in Florida, was acquired for $1.7 million plus assumed debt.  Our Consolidated Financial Statements reflect the results of operations of these acquired restaurants subsequent to the date of acquisition.

In October 2007, in part for the same reasons noted above, we, through our subsidiaries, acquired the remaining 99% and 50% of the membership interests of RT Michigan Franchise, LLC (“RT Michigan”) and RT Detroit Franchise, LLC (“RT Detroit”), respectively, thereby increasing our ownership to 100% of these companies.  RT Michigan, previously a franchise partnership with 14 Ruby Tuesday restaurants, was acquired for assumption of debt. RT Detroit, previously a franchise partnership with 11 Ruby Tuesday restaurants, was also acquired for assumption of debt. As further consideration for the transactions, we surrendered collection of our notes receivable from RT Michigan and RT Detroit. These notes, net of allowances for doubtful accounts and unearned revenue, totaled $1.5 million and $0.8 million, respectively, at the time of the transactions. Our Consolidated Financial Statements reflect the results of operations of these acquired restaurants subsequent to the dates of acquisition.

These transactions were accounted for as step acquisitions using the purchase method as defined in SFAS No. 141, “Business Combinations.”  For RT West Palm Beach, the purchase price was allocated to the fair value of property and equipment of $3.7 million, goodwill of $1.4 million, reacquired franchise rights of $0.9 million, long-term debt and capital leases of $3.9 million, and other net liabilities of $0.4 million.  RT West Palm Beach had total debt and capital leases of $7.9 million at the time of acquisition, none of which was payable to us.

For RT Michigan, the purchase price was allocated to the fair value of property and equipment of $19.6 million, reacquired franchise rights of $1.3 million, long-term debt of $19.2 million, and other net liabilities of $0.2 million. The amount shown for other net liabilities was reduced by $0.2 million, which represented the cash RT Michigan had on hand at the time of acquisition.  RT Michigan had total debt of $25.1 million at the time of acquisition, $5.9 million of which was payable to us.

For RT Detroit, the purchase price was allocated to the fair value of property and equipment of $8.9 million, reacquired franchise rights of $0.6 million, long-term debt of $8.4 million, and other net liabilities of $0.3 million.  RT Detroit had total debt of $18.9 million at the time of acquisition, $2.1 million of which was payable to us. In addition to recording the amounts discussed above, we reclassified our investments in RT West Palm Beach, RT Michigan, and RT Detroit to account for the remainder of the assets and liabilities, which are now fully recorded within our Consolidated Balance Sheet.

On June 27, 2007, we purchased certain assets from Wok Hay, LLC for $1.0 million. The purchase price was allocated to the fair value of property and equipment of $0.3 million, goodwill of $0.6 million, and other net assets of $0.1 million. At the time of acquisition, Wok Hay, LLC operated a fast casual Asian restaurant located in Knoxville, Tennessee. One of the sellers was granted, for no cash consideration, a 10% minority interest in the subsidiary we formed to acquire the Knoxville restaurant. We have since converted the acquired restaurant to a full-service Asian restaurant.

Fiscal 2007 transactions

In August 2006, we sold two restaurants to RT St. Louis Franchise, LP (“RT St. Louis”) for $1.0 million. The sale of these two restaurants had a negligible impact on net income. Also in August 2006, in conjunction with the previously described sale, RT St. Louis began leasing a third restaurant from us.

In January 2007, we sold four restaurants, located in Arkansas, to RT Western Missouri Franchise, LP (“RT Western Missouri”) for $6.5 million. The sale of these four restaurants resulted in a pre-tax gain of $0.4 million.

In part for the same reasons noted above for our fiscal 2008 acquisitions, we, through our subsidiaries, acquired the remaining 50% of the partnership interests of both RT Orlando Franchise, LP (“RT Orlando”) and RT South Florida Franchise, LP (“RT South Florida”), thereby increasing our ownership to 100% of these partnerships.  RT Orlando, previously a franchise partnership with 17 restaurants in Florida, was acquired in July 2006 for a total cash purchase price of $3.0 million. RT South Florida, previously a franchise partnership with 11 Ruby Tuesday restaurants, was acquired in December 2006 for a total cash purchase price of $1.7 million. Our Consolidated Financial Statements reflect the results of operations of these acquired restaurants subsequent to the dates of acquisition.

As similar to our fiscal 2008 acquisitions, these transactions were accounted for as step acquisitions using the purchase method as defined in SFAS No. 141. For RT Orlando, the purchase price was allocated to the fair value of property and equipment of $7.0 million, long-term debt and capital leases of $4.3 million, and other net assets of $0.3 million.  RT Orlando had total debt and capital leases of $8.7 million at the time of acquisition, none of which was payable to us. For RT South Florida, the purchase price was allocated to the fair value of property and equipment of $5.8 million, long-term debt and capital leases of $3.7 million, and other net liabilities of $0.4 million.  RT South Florida had total debt and capital leases of $7.5 million at the time of acquisition, none of which was payable to us. In addition to recording the amounts discussed above, we reclassified our investments in RT Orlando and RT South Florida to account for the remainder of the assets and liabilities, which are now fully recorded within our Consolidated Balance Sheet.

4. Accounts and Notes Receivable

Accounts and notes receivable – current consist of the following (in thousands):

	2008	2007

Rebates receivable	$813	$938
Amounts due from franchisees	3,305	4,163
Other receivables	3,379	7,066
Current portion of notes receivable	4,825	2,763
	12,322	14,930
Less allowances for doubtful notes and equity
method losses	1,807	157
	$10,515	$14,773

We negotiate purchase arrangements, including price terms, with designated and approved suppliers on behalf of us -and our franchise system. We receive various volume discounts and rebates based on purchases for our Company-owned restaurants from numerous suppliers.

Amounts due from franchisees consist of royalties, license and other miscellaneous fees, almost all of which represent the prior month's billings. Also included in this amount is the current portion of the straight-lined rent receivable from franchise sublessees and the amount to be collected in exchange for RTI’s guarantees of certain franchise partnership debt.

Other receivables at June 3, 2008 primarily consist of proceeds associated with a company-owned life insurance policy claim, amounts due for third party gift card sales, and amounts due from various landlords. Included in other receivables at June 5, 2007 are insurance proceeds associated with a dram shop liability case settled before but not paid until after year-end. The offsetting liability is included in insurance within the accrued liabilities section of the June 5, 2007 Consolidated Balance Sheet.

	2008	2007

Notes receivable from domestic franchisees	$9,056	$17,413
Other	–	992
	9,056	18,405
Less current maturities (included in accounts and
notes receivable)	4,825	2,763
	4,231	15,642
Less allowances for doubtful notes and equity
method losses, noncurrent	2,347	6,430
Total notes receivable, net -- noncurrent	$1,884	$9,212

Notes receivable from franchise partnerships generally arose between fiscal 1997 and fiscal 2002 when Company-owned restaurants were sold to new franchise partnerships (“re-franchised”). These notes, when issued at the time of commencement of the franchise partnership’s operations, generally allowed for deferral of interest during the first one to three years and required only the payment of interest for up to six years from the inception of the note.

Twelve franchisees operating as of June 3, 2008 received acquisition financing from RTI as part of the re-franchising transactions. The amounts financed by RTI approximated 36% of the original purchase prices. Eight of these twelve franchisees have paid their acquisition notes in full as of June 3, 2008.

As of June 3, 2008, all the domestic and international franchisees were making interest and/or principal payments on a monthly basis in accordance with the terms of these notes. All of the re-franchising notes accrue interest at 10.0% per annum.

The allowance for doubtful notes represents our best estimate of losses inherent in the notes receivable at the balance sheet date. During fiscal 2008, 2007, and 2006, we increased/ (decreased) the reserve $0.8 million, ($0.2) million, and $2.0 million, respectively, based on our estimate of the extent of those losses. At June 3, 2008, the allowance for doubtful notes included $3.0 million, substantially all of which is allocated to the $6.8 million of debt due from seven franchisees that, for the most recent reporting period, have either reported coverage ratios below the required levels with certain of their third party debt, or reported ratios above the required levels but for an insufficient amount of time.

Also included in the allowance for doubtful notes at June 3, 2008 is $0.9 million, which represents our portion of the equity method losses of two of our 50%-owned franchise partnerships which was in excess of our recorded investment in those partnerships.

Scheduled repayments of notes receivable at June 3, 2008 are as follows (in thousands):

2009	$ 4,825
2010	1,021
2011	786
2012	684
2013	591
Subsequent years	1,149
$ 9,056

5. Property, Equipment and Operating Leases

Property and equipment, net, is comprised of the following (in thousands):

	2008	2007
Land	$ 226,029	$ 205,647
Buildings	472,532	429,721
Improvements	458,192	425,498
Restaurant equipment	303,212	294,810
Other equipment	100,841	99,911
Construction in progress	29,755	55,968
	1,590,561	1,511,555
Less accumulated depreciation and amortization	502,205	478,219
	$ 1,088,356	$ 1,033,336

Approximately 54% of our 721 restaurants are located on leased properties. Of these, approximately 59% are land leases only; the other 41% are for both land and building. The initial terms of these leases expire at various dates over the next 20 years. These leases may also contain required increases in minimum rent at varying times during the lease term and have options to extend the terms of the leases at a rate that is included in the original lease agreement. Most of our leases require the payment of additional (contingent) rent that is based upon a percentage of restaurant sales above agreed upon sales levels for the year. These sales levels vary for each restaurant and are established in the lease agreements. We recognize contingent rental expense (in annual as well as interim periods) prior to the achievement of the specified target that triggers the contingent rental expense, provided that achievement of that target is considered probable.

The following is a schedule by year of future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 3, 2008 (in thousands):

2009	$ 46,142
2010	41,636
2011	37,885
2012	35,920
2013	34,042
Subsequent years	254,010
Total minimum lease payments	$ 449,635

As discussed in Note 3 to the Consolidated Financial Statements, RTI, through its subsidiaries, acquired the remaining 50% of the partnership interests of RT West Palm Beach in June 2007 and the remaining 99% and 50% of the membership interests of RT Michigan and RT Detroit, respectively, in October 2007. In connection with these acquisitions, RTI recorded the property and equipment, and related obligations under operating and capital leases associated with these franchise partnerships. Among the restaurants which RT West Palm Beach, RT Michigan, and RT Detroit leased were several which had been sub-leased from RTI.

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

	Franchisees	SRG	Others	Total
2009	$ 3,138	$ 931	$ 265	$ 4,334
2010	2,447	559	269	3,275
2011	2,202	367	272	2,841
2012	2,074	129	153	2,356
2013	1,945	125	54	2,124
Subsequent years	6,769	323	85	7,177
Total minimum sub-lease payments	$ 18,575	$ 2,434	$ 1,098	$ 22,107

On November 20, 2000, we completed the sale of all 69 of our American Cafe (including L&N Seafood) and Tia’s Tex-Mex (“Tia’s”) restaurants to SRG. We remain primarily liable on certain American Cafe and Tia’s leases that were subleased to SRG and contingently liable on others. SRG, on December 10, 2003, sold its 28 Tia’s restaurants to an unrelated entity and, as part of the transaction, further subleased certain Tia’s properties. During the fiscal quarter ended December 5, 2006, the third party to whom SRG had sold the Tia’s restaurants declared Chapter 7 bankruptcy.

During fiscal 2006, we learned that SRG had defaulted on, or was late at least once in paying monthly rent on, a number of its restaurant leases for which we have primary liability. On January 2, 2007, we learned that SRG closed 20 restaurants. SRG filed for Chapter 11 bankruptcy on February 14, 2007.

See Note 10 to the Consolidated Financial Statements for more information regarding our liability with respect to the SRG and Tia’s leases.

The following table summarizes our minimum and contingent rent expense and our sublease rental income under our operating leases (in thousands):

	2008	2007	2006
Minimum rent	$ 47,666	$ 45,924	$ 43,853
Contingent rent	2,198	2,955	2,891
Sublease rental income	(3,963)	(8,197)	(11,338)
	$ 45,901	$ 40,682	$ 35,406

6. Long-Term Debt and Capital Leases

Long-term debt and capital lease obligations consist of the following (in thousands):

	2008	2007
Revolving credit facility	$414,400	$347,000
Unsecured senior notes:
Series A, due April 2010	82,838	85,000
Series B, due April 2013	62,393	65,000
Mortgage loan obligations	45,622	17,073
Capital lease obligations	190	265
	605,443	514,338
Less current maturities	17,301	1,779
	$588,142	$512,559

Estimated annual maturities of long-term debt and capital lease obligations at June 3, 2008 are as follows (in thousands):

2009	$17,301
2010	110,880
2011	70,790
2012	355,137
2013	29,314
Subsequent years	22,021
$605,443

On November 19, 2004, we entered into a five-year revolving credit agreement (the “Credit Facility”) under which we could borrow up to $300.0 million for general corporate purposes. On February 28, 2007, we entered into an amendment and restatement of the Credit Facility such that the aggregate amount we could borrow increased to $500.0 million. This amount included a $50.0 million subcommitment for the issuance of standby letters of credit and a $50.0 million subcommitment for swingline loans. Due to concerns that at some point in the future we might not have been in compliance with the ratios required in the original agreement, we entered into an amendment of the Credit Facility on November 30, 2007 to amend the minimum fixed charge coverage and maximum funded debt ratios through the fiscal quarter ending June 2, 2009 and thereafter. As reported in our Form 10-Q for the fiscal quarter ended March 3, 2008, due to concerns that, at some point during the next twelve months, our maximum funded debt ratio might have exceeded, and our minimum fixed charge coverage ratio might have been below, the threshold levels established under the November 30, 2007 amended covenants, we obtained waivers of these possible debt covenants and continued working for more favorable amendments of the debt. On May 21, 2008, we entered into a second amendment of the amended and restated Credit Facility.

Following the May 21, 2008 amendment to the Credit Facility, our original $500.0 million capacity was reduced by $14.6 million to $485.4 million. We expect the capacity of the Credit Facility to be further reduced by an estimated $42.2 million in fiscal 2009 due to a series of scheduled quarterly and other required reductions.

Under the amended and restated Credit Facility, interest rates charged on borrowings can vary depending on the interest rate option we choose to utilize. Our options for the rate are the Base Rate or an Adjusted LIBO Rate plus an applicable margin. The Base Rate is defined to be the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.5%. The applicable margin is zero to 2.5% for the Base Rate loans and a percentage ranging from 1.0% to 3.5% for the LIBO Rate-based option. We pay commitment fees quarterly ranging from 0.2% to 0.5% on the unused portion of the Credit Facility.

Under the terms of the Credit Facility, we had borrowings of $414.4 million with an associated floating rate of interest of 5.86% at June 3, 2008. As of June 5, 2007, we had $347.0 million outstanding with an associated floating rate of interest of 5.95%. After consideration of letters of credit outstanding, we had $54.4 million available under the Credit Facility as of June 3, 2008. The Credit Facility will mature on February 23, 2012.

On April 3, 2003, we issued notes totaling $150.0 million through a private placement of debt (the “Private Placement”). The Private Placement initially consisted of $85.0 million in notes with a fixed interest rate of 4.69%

(the “Series A Notes”) and $65.0 million in notes with a fixed interest rate of 5.42% (the “Series B Notes”). The Series A and B Notes mature on April 1, 2010 and April 1, 2013, respectively. Given similar circumstances as those with the Credit Facility discussed above, we entered into amendments of the notes issued in the Private Placement on both November 30, 2007 and on May 21, 2008.

Under the original terms of the Private Placement, we were not required to make principal payments on either the Series A or B Notes prior to their respective maturity dates. Under the terms of the May 21, 2008 amended and restated agreement, we are required to offer scheduled prepayments of principal on the Series A and B Notes prior to their respective maturity dates. During the fourth quarter of 2008, we offered, and our noteholders accepted, principal prepayments of $2.2 million and $2.6 million on the Series A and B Notes, respectively. Accordingly, at June 3, 2008, the balances outstanding under the Private Placement consisted of $82.8 million for the Series A Notes and $62.4 million for the Series B Notes. We estimate that we will offer prepayments totaling $13.0 million during fiscal 2009 and have classified that amount as current. The $13.0 million includes four quarterly offers of $2.0 million each, two required offers of $1.4 million each, and an additional amount to be determined based upon excess cash flows as defined in the Private Placement. Following the amendment and restatement of the notes issued under the Private Placement, the interest rates associated with the Series A and B Notes increased to 8.19% and 8.92%, respectively.

The May 21, 2008 amendment to the Credit Facility and the amendment and restatement of the notes issued in the Private Placement eased financial covenants regarding minimum fixed charge coverage ratio and maximum funded debt ratio. We are currently in compliance with our debt covenants. In exchange for the new covenant requirements, in addition to higher interest rate spreads and mandatory prepayments of principal as previously discussed, the amendments also imposed restrictions on future capital expenditures and require us to achieve certain leverage thresholds for two consecutive fiscal quarters before we may pay dividends or repurchase any of our stock.

We capitalized interest expense related to restaurant construction totaling $0.8 million, $1.5 million, and $2.2 million in fiscal 2008, 2007, and 2006, respectively.

7. Income Taxes

Income tax (benefit)/expense includes the following components (in thousands):

	2008	2007	2006
Current:
Federal	$ 2,270	$ 46,727	$ 46,477
State	605	7,171	5,342
Foreign	126	106	101
	3,001	54,004	51,920
Deferred:
Federal	(3,667)	(10,799)	(2,811)
State	(2,012)	(2,475)	872
	(5,679)	(13,274)	(1,939)
	$ (2,678)	$ 40,730	$ 49,981

Deferred tax assets and liabilities are comprised of the following (in thousands):

	2008	2007
Deferred tax assets:
Employee benefits	$29,930	$25,148
Escalating minimum rents	17,481	16,669
Insurance reserves	6,638	6,780
Unearned income	2,313	1,413
State net operating losses	2,108	668
Gift certificate income	1,602	1,210
Deferred development fees	1,010	1,152
Other	5,415	5,024
Total deferred tax assets	66,497	58,064

Deferred tax liabilities:
Depreciation	81,196	83,297
Prepaid deductions	3,194	3,087
Partnership investments	1,619	1,022
Other	3,385	2,926
Total deferred tax liabilities	89,394	90,332
Net deferred tax liability	$22,897	$32,268

Reported in Consolidated Balance Sheets as:
Deferred income taxes – current	$4,525	$5,239
Deferred income taxes – noncurrent	(27,422)	(37,507)
	$22,897	$32,268

We believe it is more likely than not that future tax deductions attributable to our deferred tax assets will be realized and therefore no valuation allowance has been recorded.

At June 3, 2008, the Company had state net operating loss carryforwards of approximately $24.4 million which expire at varying times between fiscal 2009 and 2029.

A reconciliation from the statutory federal income tax expense to the reported income tax (benefit)/expense is as follows (in thousands):

	2008	2007	2006

Statutory federal income taxes	$8,295	$46,339	$52,836
State income taxes, net of federal income tax benefit	(914)	3,052	4,039
Tax credits	(7,613)	(7,186)	(6,089)
Other, net	(2,446)	(1,475)	(805)
	$(2,678)	$40,730	$49,981

As discussed in Note 1 to the Consolidated Financial Statements, we adopted the provisions of FIN 48 on June 6, 2007. As a result of the adoption of FIN 48, we recognized a negligible increase in our liability for unrecognized tax benefits, which was accounted for as a reduction to our opening balance of retained earnings on June 6, 2007.

We had a liability for unrecognized tax benefits of $4.4 million at June 3, 2008, $2.8 million of which, if recognized, would impact our effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2008 follows (in thousands):

Balance upon adoption at June 6, 2007	$5,583
Additions for tax positions related to the current year	994
Additions for tax positions of prior years	103
Reductions for tax positions of prior years	(652)
Reductions for settlements with taxing authorities	(1,172)
Reductions due to statute settlements	(480)
Balance at June 3, 2008	$4,376

We do not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

The Company’s policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes. Interest is computed on the difference between the Company’s uncertain tax benefit positions under FIN 48 and the amount deducted or expected to be deducted in the Company’s tax returns. At June 3, 2008, the Company had $1.3 million of accrued interest and penalties related to unrecognized tax benefits. During 2008, accrued interest and penalties decreased by $0.9 million, of which $0.4 million affected the 2008 effective tax rate. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would also be a benefit to the Company’s effective tax rate. At June 3, 2008, total liabilities of $5.7 million, including the above-mentioned $1.3 million for the payment of accrued interest and penalties, are included in Other deferred liabilities as reported on the Consolidated Balance Sheet.

At June 3, 2008, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2007, and with few exceptions, state and local examinations by tax authorities prior to fiscal year 2005.

8. Retirement Benefits

Adoption of SFAS 158

As discussed in Note 1 to the Consolidated Financial Statements, we adopted the recognition and disclosure provisions of SFAS 158 effective with our June 5, 2007 financial statements. We are in a net under-funded position for our pension and postretirement medical and life benefits plans and therefore recognized incremental retirement benefit liabilities upon adoption.

The new rules require companies to measure benefit plan assets and liabilities as of the balance sheet date for financial reporting purposes, eliminating the alternative approach of using a measurement date up to 90 days prior to the balance sheet date. The effective date for this change is delayed until our fiscal 2009. We currently use a March 31 measurement date and will adopt a fiscal year end measurement date in 2009 as required. Adopting the new measurement date will require an estimated one-time charge to retained earnings on June 4, 2008 of approximately $0.4 million per the transition guidance in SFAS 158. None of the changes prescribed by SFAS 158 will impact our results of operations or cash flows.

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

Assets and obligations attributable to MHC participants, as well as the participants formerly with MFC, who were allocated to Compass following the bankruptcy, were spun out of the Retirement Plan effective June 30, 2006. Following Compass’s withdrawal, we remained the sole sponsor of the Retirement Plan.

Minimum funding for the Retirement Plan is determined in accordance with the guidelines set forth in employee benefit and tax laws. From time to time we may contribute additional amounts as we deem appropriate. We estimate that we will not be required to make any contributions to the Retirement Plan in fiscal 2009.

The Retirement Plan’s assets are held in trust and were allocated as follows on March 31, 2008 and 2007, the measurement dates:

	Target Allocation	2008 Allocation	2007 Allocation
Equity securities	60-80%	70%	70%
Fixed income securities	20-40%	24%	19%
Cash and cash equivalents	0%	6%	11%

Total	100%	100%	100%

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

We share with MHC liability for retirement benefits accrued by MFC participants through the Distribution done under non-qualified plans established by MFC that are similar to the Executive Supplemental Pension Plan and the Management Retirement Plan. We are contingently liable for MHC’s portion of that liability.

The ultimate amount of Piccadilly liability which RTI will absorb relative to all three defined benefit pension plans will not be known until the completion of Piccadilly’s bankruptcy proceedings. This amount could be higher or lower than the amounts accrued based on management’s estimate at June 3, 2008.

Although considered to be unfunded, we own whole-life insurance contracts in order to provide a source of funding for benefits due under the terms of the Executive Supplemental Pension Plan and the Management Retirement Plan. Benefits payable under these two plans are paid from a rabbi trust which holds the insurance contracts. We will on occasion contribute additional amounts into the rabbi trust in the event of a liquidity shortfall. We currently project that benefit payments from the rabbi trust for these two plans will approximate $2.8 million in fiscal 2009.

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

The following tables detail the components of net periodic benefit cost and the amounts recognized in our Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the "Pension Plans") and the Postretirement Medical and Life Benefits plans (in thousands):

	Pension Benefits
	2008	2007	2006

Service cost	$365	$299	$398
Interest cost	2,263	2,126	2,092
Expected return on plan assets	(745)	(633)	(590)
Amortization of transition obligation			16
Amortization of prior service cost (a)	327	327	327
Recognized actuarial loss	975	893	1,107
Net periodic benefit cost	$3,185	$3,012	$3,350

	Postretirement Medical and Life Benefits
	2008	2007	2006

Service cost	$10	$16	$13
Interest cost	95	118	73
Amortization of prior service cost (a)	(32)	(16)	(16)
Recognized actuarial loss	96	116	64
Net periodic benefit cost	$169	$234	$134

(a) Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

The following table details changes in the amounts recognized in accumulated comprehensive income in our 2008 Consolidated Financial Statements for the Pension Plans and the Postretirement Medical and Life Benefits plans (in thousands):

	Pension Benefits	Postretirement Medical and Life Benefits

Prior service cost	$5	$(356)
Net actuarial loss	1,099	56
Amortization of prior service cost	(327)	32
Amortization of actuarial gain	(975)	(96)
Total recognized in accumulated
other comprehensive income	$(198)	$(364)

Total recognized in net periodic
benefit cost and accumulated
other comprehensive income	$2,987	$(195)

The change in benefit obligation and plan assets and reconciliation of funded status is as follows (in thousands):

	Pension Benefits		Postretirement Medical and Life Benefits
	2008	2007	2008	2007
Change in benefit obligation:
Beginning projected benefit obligation	$39,008	$37,100	$1,777	$2,044
Service cost	365	299	10	16
Interest cost	2,263	2,126	95	118
Actuarial loss/(gain)	683	2,862	56	(244)
Benefits paid	(2,774)	(3,379)	(180)	(157)
Change in plan provisions	6		(356)
Benefit obligation at March 31	$39,551	$39,008	$1,402	$1,777

Change in plan assets:
Beginning fair value of plans assets	$9,816	$7,572	$0	$0
Actual return on plan assets	329	1,842
Employer contributions	1,592	3,781	180	157
Benefits paid	(2,774)	(3,379)	(180)	(157)
Fair value of plan assets at March 31	$8,963	$9,816	$0	$0

Funded status at March 31	$(30,588)*	$(29,192)*	$(1,402)	$(1,777)

Amounts recognized in the Consolidated Balance Sheets:
Accrued liabilities – payroll and related
costs	$(2,753)	$(1,484)	$(115)	$(133)
Other deferred liabilities	(27,528)	(27,347)	(1,256)	(1,625)
Net amount recognized at year-end	$(30,281)	$(28,831)	$(1,371)	$(1,758)
Amounts recognized in accumulated other comprehensive income:
Prior service (cost) credit	$(1,407)	$(1,728)	$356	$32
Net actuarial loss	(13,832)	(13,709)	(1,195)	(1,235)
Total amount recognized	$(15,239)	$(15,437)	$(839)	$(1,203)

Accrued benefit cost by plan:
Retirement Plan	$5,856	$5,781
Executive Supplemental Pension Plan	(16,793)	(15,374)
Management Retirement Plan	(4,105)	(3,801)
	$(15,042)	$(13,394)

*

The funded status reflected above includes the liabilities attributable to all of the Pension Plans but only the assets of the Retirement Plan as the other plans are not considered funded for ERISA purposes. To provide a source for the payment of benefits under the Executive Supplemental Pension Plan and the Management Retirement Plan, we own whole-life insurance contracts on some of the participants. The cash value of these policies net of policy loans was $29.1 million and $26.9 million at June 3, 2008 and June 5, 2007, respectively. We maintain a rabbi trust to hold the policies and death benefits as they are received.

The estimated prior service cost for the Pension Plans and the Postretirement Medical and Life Benefits plans that will be amortized from accumulated other comprehensive income into net periodic pension cost in fiscal 2009 is $0.3 million and $(0.1) million, respectively. The estimated net loss for the Pension Plans and the Postretirement Medical and Life Benefits plans that will be amortized from accumulated other comprehensive income into net periodic pension cost in fiscal 2009 is $1.0 million and $0.1 million, respectively.

Additional March 31 information for the pension plans which have benefit obligations in excess of plan assets (in thousands):

	Pension Benefits		Postretirement Medical and Life Benefits
	2008	2007	2008	2007
Projected benefit obligation	$39,551	$39,008	$1,402	$1,777
Accumulated benefit obligation	37,640	37,220	1,402	1,777
Fair value of plan assets	8,963	9,816	0	0

The weighted average assumptions used to determine the net periodic benefit cost for fiscal years are set forth below:

	Pension Benefits
	2008	2007	2006
Discount rate	6.0%	6.0%	6.0%
Expected return on plan assets	8.0%	8.0%	8.0%
Rate of compensation increase	4.0%	4.0%	3.5%

	Postretirement Medical and Life Benefits
	2008	2007	2006
Discount rate	6.0%	6.0%	6.0%
Rate of compensation increase	4.0%	4.0%	3.5%

The weighted average assumptions used to determine benefit obligations at the measurement dates are set forth below:

	Pension Benefits
	2008	2007
Discount rate	6.4%	6.0%
Rate of compensation increase	3.6%	4.0%

	Postretirement Medical and Life Benefits
	2008	2007
Discount rate	6.4%	6.0%
Rate of compensation increase	3.5%	4.0%

We currently are assuming a gross medical trend rate of 10.0% for fiscal 2009. A change in this rate of 1.0% would have no significant effect on either our net periodic postretirement benefit expense or our accrued postretirement benefits liability.

Beginning with fiscal 2008, the discount rate assumption is developed using a yield curve based on a portfolio of corporate debt instruments rated Aa or higher with maturities that are consistent with projected future plan cash flows. In prior years, the Moody’s AA Corporate Bond Rate was used as the benchmark. The difference between the two rates for fiscal 2008 was not significant.

The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are set forth below (in thousands):

	Pension Benefits	Postretirement Medical and Life Benefits
2009	$3,790	$116
2010	2,608	125
2011	9,562	132
2012	4,841	125
2013	2,723	118
2014-2018	11,503	604

Expected benefits are estimated based on the same assumptions used to measure our benefit obligation on our measurement date of March 31, 2008 and, where applicable, include benefits attributable to estimated further employee service.

Defined Contribution Plans

We sponsor two defined contribution plans for active employees, as summarized below.

Salary Deferral Plan

RTI offers certain employees a 401(k) plan called the Ruby Tuesday, Inc. Salary Deferral Plan (“401(k) Plan”). We make matching contributions to the 401(k) Plan based on each eligible employee's pre-tax contribution and years of service. Effective January 1, 2007 we match in cash 20% of the participating employee's first 6% of pre-tax contribution until a participant completes five years of service, 40% during the next five years of service and 50%

once a participant completes 10 years of service. Company matches do not vest until the employees have worked three years for us. Our expense related to the 401(k) Plan approximated $1.0 million for fiscal 2008, $0.7 million for fiscal 2007, and $0.5 million for fiscal 2006.

Deferred Compensation Plan

On January 5, 2005, our Board of Directors approved the adoption of the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (the “Deferred Compensation Plan”), effective as of January 1, 2005, and froze the existing deferred compensation plan, the Ruby Tuesday, Inc. Restated Deferred Compensation Plan (the “Predecessor Plan”), effective as of December 31, 2004, in order to satisfy the requirements of Section 409A of the Internal Revenue Code of 1986, as amended, enacted as part of the American Jobs Creation Act of 2004.

Like the Predecessor Plan, the Deferred Compensation Plan is an unfunded, non-qualified deferred compensation plan for eligible employees. The provisions of the Deferred Compensation Plan are similar to those of the 401(k) Plan. Our expenses under the Deferred Compensation Plan approximated $0.2 million for fiscal 2008, $0.1 million for fiscal 2007, and $0.2 million for fiscal 2006. Assets earmarked to pay benefits under the Deferred Compensation Plan are held by a rabbi trust. Assets and liabilities of a rabbi trust must be accounted for as if they are Company assets or liabilities, therefore, all earnings and expenses are recorded in our consolidated financial statements. The Deferred Compensation Plan’s assets and liabilities, which approximated $20.8 million and $30.0 million in fiscal 2008 and 2007, respectively, are included in prepaid and other expenses, other assets, accrued liabilities - payroll and related costs, and other deferred liabilities in the Consolidated Balance Sheets, except for the investment in RTI common stock and the related liability payable in RTI common stock which are reflected in Shareholders’ Equity in the Consolidated Balance Sheets.

9. Capital Stock and Option Plans

Preferred Stock - RTI is authorized, under its Certificate of Incorporation, to issue up to 250,000 shares of preferred stock with a par value of $0.01. These shares may be issued from time to time in one or more series. Each series will have dividend rates, rights of conversion and redemption, liquidation prices, and other terms or conditions as determined by the Board of Directors. No preferred shares have been issued as of June 3, 2008.

The Ruby Tuesday, Inc. Stock Incentive and Deferred Compensation Plan for Directors - Under the Ruby Tuesday, Inc. Stock Incentive and Deferred Compensation Plan for Directors (“Directors Plan”), non-employee directors were awarded in fiscal 2007 an option to purchase 8,000 shares of common stock. Options issued under the Directors Plan become vested after thirty months and are exercisable until five years after the grant date. Beginning in fiscal 2008, non-employee directors were awarded restricted shares under the Directors Plan which vest in three equal installments after one, two, and three year periods.

All options awarded under the Directors Plan have been at the fair market value at the time of grant. A Committee, appointed by the Board, administers the Directors Plan. At June 3, 2008, we had reserved 509,000 shares of common stock under the Directors Plan, 255,000 of which were subject to options outstanding.

The Ruby Tuesday, Inc. 2003 Stock Incentive Plan - A Committee, appointed by the Board, administers the Ruby Tuesday, Inc. 2003 Stock Incentive Plan (“2003 SIP”), and has full authority in its discretion to determine the key employees and officers to whom stock incentives are granted and the terms and provisions of stock incentives. Option grants under the 2003 SIP can have varying vesting provisions and exercise periods as determined by such Committee. Options granted under the 2003 SIP vest in periods ranging from immediate to fiscal 2011, with the majority vesting 24 or 30 months following the date of grant, and the majority expiring five, but some up to ten, years after grant. Restricted shares granted under the 2003 SIP in fiscal 2007 and 2008 are performance-based. The 2003 SIP permits the Committee to make awards of shares of common stock, awards of stock options or other derivative securities related to the value of the common stock, and certain cash awards to eligible persons. These discretionary awards may be made on an individual basis or for the benefit of a group of eligible persons. All options awarded under the 2003 SIP have been at the fair market value at the time of grant.

At June 3, 2008, we had reserved a total of 7,236,000 shares of common stock for the 2003 SIP, 6,580,000 of which were subject to options outstanding.

Stock Options

The following table summarizes the activity in options under these stock option plans as of June 3, 2008 (in thousands, except per-share data):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Beginning of year	6,928	$26.56
Granted	806	$7.82
Exercised	(124)	$17.96
Forfeited	(775)	$19.00
End of year	6,835	$25.36	2.33	$ 0

Exercisable	3,685	$27.19	1.18	$ 0

The aggregate intrinsic value represents the closing stock price as of June 3, 2008 less the strike price, multiplied by the number of options that have a strike price that is less than that closing stock price. The total intrinsic value of options exercised during fiscal 2008, 2007, and 2006 was $1.0 million, $14.0 million, and $20.5 million, respectively.

At June 3, 2008, there was approximately $3.8 million of unrecognized pre-tax compensation expense related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of 1.2 years. The total fair value at grant date of awards vested during 2008, 2007, and 2006 totaled $11.0 million, $3.2 million, and $10.6 million, respectively.

The stock options awarded during fiscal 2008 vest ratably over a thirty-month service period commencing immediately following grant of the award, and have a maximum life of five years. There are no performance-based vesting requirements associated with stock options. These stock options do provide for immediate vesting if the optionee becomes eligible for retirement during the option period. For employees meeting this criterion at the time of grant, the accelerated vesting policy renders the requisite service condition non-substantive under SFAS 123(R), and we therefore fully expense the fair value of stock options awarded to retirement eligible employees on the date of grant. In fiscal 2008 we recorded an expense of $0.9 million related to stock options awarded on April 2, 2008 to the Company’s Chief Executive Officer (“CEO”).

On April 11, 2007, the expense recognition period of a stock option award granted to an executive was modified pursuant to a change in the executive’s retirement eligibility status. Prior to modification of the expense recognition period, the award had unrecognized pre-tax compensation expense of $0.9 million that was to be recognized over the remaining 3.2 year service period. Subsequent to the modification, the unrecognized pre-tax compensation expense was recognized over a one year period. There was no unrecognized pre-tax compensation expense remaining as of June 3, 2008 in connection with this award.

The weighted average fair value at date of grant for options granted during fiscal 2008, 2007, and 2006 was $2.41, $7.20, and $8.55 per share, respectively, which, for the purposes of this disclosure, is assumed to be amortized over the respective vesting period of the grants. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2008	2007	2006

Risk-free interest rate	2.14%	4.68%	4.64%
Expected dividend yield	0%	1.77%	1.48%
Expected stock price volatility	0.357	0.282	0.309
Expected life (in years)	3.96	4.19	3.51

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

2006

Net income, as reported	$100,977
Add: Reported stock-based compensation expense,
net of tax	112
Less: Stock-based employee compensation
expense determined under fair value based
method for all awards, net of tax	(4,870)
Pro forma net income	$96,219

Basic earnings per share
As reported	$1.67
Pro forma	$1.59

Diluted earnings per share
As reported	$1.65
Pro forma	$1.56

Restricted Stock

The following table summarizes the status of our restricted stock activity for fiscal 2008 and 2007 (in thousands, except per-share data):

		2008		2007
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Non-vested at beginning of year	317	$27.08	50	$21.13
Granted	1,073	$7.97	267	$28.19
Non-vested at end of year	1,390	$12.33	317	$27.08

The fair values of restricted share awards were based on the Company’s fair market value at the time of grant. At June 3, 2008, unrecognized compensation expense related to restricted stock grants totaled approximately $3.5 million and will be recognized over a weighted average vesting period of approximately two years.

The restricted shares awarded during fiscal 2008 vest in equal installments over one, two, and three year periods. Vesting of 1.1 million restricted shares awarded in April 2008, including 0.5 million which were awarded to our CEO, is also contingent upon the Company’s achievement of certain performance conditions. However, for the same reason as mentioned above in regards to our stock options, we recorded in fiscal 2008 an expense of $2.8 million related to restricted shares awarded on April 2, 2008 to our CEO. Should our CEO retire prior to the end of the performance period, the number of restricted shares he would receive would not be determinable until the completion of the performance period. The expense we recorded for this award was determined using a model which factored in the number of restricted shares to be awarded under a variety of scenarios.

During the fourth quarter of fiscal 2007, RTI granted approximately 267,000 restricted shares to certain employees under the terms of the 2003 SIP. At June 3, 2008, there was no unrecognized compensation expense related to this award as the performance condition evaluated in July 2008 was not achieved.

Other Share-Based Compensation

During the first quarter of fiscal 2007, we granted 60,000 stock appreciation rights (“SARs”) to a strategic partner. The award was to vest on July 5, 2008 provided that the strategic partner would still be providing services to RTI.

During the third quarter of fiscal 2007, we granted 180,000 SARs to our branding and marketing agency of record in connection with a strategic partnership agreement which were to vest, in whole or in part, on January 6, 2009 provided that the agency would still be providing services to RTI. A performance condition which was to be measured in January 2008 determined the maximum number of SARs that were to vest.

As of June 3, 2008, none of the above SARs will vest. During the second fiscal quarter of 2008, we recognized $0.2 million of income relating to the reversal of share-based expense related to the SARs.

The following table summarizes the status of our SAR activity for fiscal 2008 and 2007 (in thousands, except per-share data):

		2008		2007
	Stock Appreciation Rights	Weighted Average Fair Value	Stock Appreciation Rights	Weighted Average Fair Value
Non-vested at beginning of year	240	$6.24	–	$–
Granted	–	$–	360	$6.38
Forfeited	(240)	$6.24	(120)	$6.67
Non-vested at end of year	–	$–	240	$6.24

10. Commitments and Contingencies

At June 3, 2008, we had certain third-party guarantees, which primarily arose in connection with our franchising and divestiture activities. The majority of these guarantees expire through fiscal 2013. Generally, we are required to perform under these guarantees in the event that a third-party fails to make contractual payments or, in the case of franchise partnership debt guarantees, achieve certain performance measures.

Franchise Partnership Guarantees

As part of the franchise partnership program, we have negotiated with various lenders a $48 million credit facility to assist the franchise partnerships with working capital needs and cash flows for operations (the “Franchise Facility”). As sponsor of the Franchise Facility, we serve as partial guarantor, and in certain circumstances full guarantor, of the draws made by the franchise partnerships on the Franchise Facility. Although the Franchise Facility allows for individual franchise partnership loan commitments to the end of the Franchise Facility term, all current commitments are for 12 months. On September 8, 2006, we entered into an amendment of the Franchise Facility which extended the term for an additional five years to October 5, 2011.

Prior to July 1, 2004, we had an arrangement with a third party lender whereby we could choose, in our sole discretion, to partially guarantee specific loans for new franchisee restaurant development (the “Cancelled Facility”). Should payments be required under the Cancelled Facility, we have certain rights to acquire the operating restaurants after the third party debt is paid. On July 1, 2004, we terminated the Cancelled Facility and notified this third party lender that we would no longer enter into additional guarantee arrangements.

Also in July 2004, we entered into a new program, similar to the Cancelled Facility, with a different third party lender (the “Franchise Development Facility”). Under the Franchise Development Facility, qualifying franchise partnerships could collectively borrow up to $20 million for new restaurant development. We partially guarantee amounts borrowed under the Franchise Development Facility. The Franchise Development Facility had a three-year term that expired on July 1, 2007, although the guarantees outstanding at that time survived the expiration of the arrangement. Should payments be required under the Franchise Development Facility, we have rights to acquire the operating restaurants at fair market value after the third party debt is paid.

As of June 3, 2008, the amounts guaranteed under the Franchise Facility, the Cancelled Facility and the Franchise Development Facility were $46.6 million, $0.8 million and $4.1 million, respectively. The guarantees associated with the Franchise Development Facility are collateralized by a $4.2 million letter of credit. As of June 5, 2007, the amounts guaranteed under the Franchise Facility, the Cancelled Facility and the Franchise Development Facility were

$30.4 million, $0.9 million and $6.8 million, respectively. Unless extended, guarantees under these programs will expire at various dates from August 2008 through February 2013. To our knowledge, all of the franchise partnerships are current in the payment of their obligations due under these credit facilities. We have recorded liabilities totaling $0.7 million and $1.2 million as of June 3, 2008 and June 5, 2007, respectively, related to these guarantees. This amount was determined based on amounts to be received from the franchise partnerships as consideration for the guarantees. We believe these amounts approximate the fair value of the guarantees.

Divestiture Guarantees

On November 20, 2000, we completed the sale of all 69 of our American Cafe (including L&N Seafood) and Tia’s Tex-Mex (“Tia’s”) restaurants to Specialty Restaurant Group, LLC (“SRG”), a limited liability company. A number of these restaurants were located on leased properties. We remain primarily liable on certain American Cafe and Tia’s leases that were subleased to SRG and contingently liable on others. SRG, on December 10, 2003, sold its 28 Tia’s restaurants to an unrelated entity and, as part of the transaction, further subleased certain Tia’s properties.

During the second quarter of fiscal 2007, the third party owner to whom SRG had sold the Tia’s restaurants declared Chapter 7 bankruptcy. This declaration left us and/or SRG either primarily or indirectly liable for certain of the older Tia’s leases. As of June 3, 2008, we have settled almost all of the Tia’s leases. Future payments to the remaining landlords are expected to be insignificant.

On January 2, 2007, SRG closed 20 of its restaurants, 14 of which were located on properties sub-leased from RTI. Four other SRG restaurants were closed in calendar 2006. SRG filed for Chapter 11 bankruptcy on February 14, 2007.

Following the closing of the 20 SRG restaurants in January 2007, we performed an analysis of the now-closed properties in order to estimate the lease liability to be incurred from the closings. Based upon the analysis performed, a charge of $5.8 million was recorded during fiscal 2007. An additional charge of $0.3 million was recorded during fiscal 2008.

As of June 3, 2008, RTI remains primarily liable for five SRG leases which cover closed restaurants. Scheduled cash payments for rent remaining on these five leases at June 3, 2008 totaled $2.1 million. Because many of these restaurants were located in malls, we may be liable for other charges such as common area maintenance and property taxes. In addition to the scheduled remaining payments, we believe an additional $0.5 million for previously scheduled rent and related payments on these leases had not been paid as of June 3, 2008. As of June, 3, 2008, RTI has recorded an estimated liability of $2.1 million based on the five SRG unsettled claims to date.

Three leases, which, at June 5, 2007, comprised $1.2 million of the lease liability reserve, were settled in fiscal 2008 at a total cost of $1.2 million. A fourth lease was resolved during fiscal 2008 due to lease expiration. An additional $1.0 million was paid on currently unresolved leases during fiscal 2008.

During fiscal 1996, our shareholders approved the Distribution of our family dining restaurant business (MFC) and our health care food and nutrition services business (MHC). Subsequently, Piccadilly acquired MFC and Compass acquired MHC. Prior to the Distribution, we entered into various guarantee agreements with both MFC and MHC, most of which have expired. As agreed upon at the time of the Distribution, we have been contingently liable for (1) payments to MFC and MHC employees retiring under (a) MFC’s and MHC’s versions of the Management Retirement Plan and the Executive Supplemental Pension Plan (the two non-qualified defined benefit plans) for the accrued benefits earned by those participants as of March 1996, and (b) funding obligations under the Retirement Plan maintained by MFC and MHC following the Distribution (the qualified plan) until 2004, and (2) payments due on certain workers’ compensation claims.

On October 29, 2003, Piccadilly filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court in Fort Lauderdale, Florida. In addition, on March 4, 2004, Piccadilly withdrew as a sponsor of the Retirement Plan with the approval of the bankruptcy court. Because we and MHC were, at the time, the remaining sponsors of the Retirement Plan, both RTI and MHC were jointly and severally required to make contributions to the Retirement Plan, or any successor plan, in such amounts as were necessary to satisfy all benefit obligations under the Retirement Plan.

Assets and obligations attributable to MHC participants, as well as the participants formerly with MFC, who were allocated to Compass following the bankruptcy, were spun out of the Retirement Plan effective June 30, 2006. Following Compass’s withdrawal, we remained the sole sponsor of the Retirement Plan.

As of June 3, 2008, we have received partial settlements of the Piccadilly bankruptcy totaling $2.0 million to date. We hope to recover further amounts upon final settlement of the bankruptcy, although further payments, if any, are expected to be insignificant. The actual amount we may be ultimately required to pay towards the divestiture guarantees could be lower if there is any further recovery in the bankruptcy proceeding, or could be higher if more valid participants are identified or if actuarial assumptions are proven inaccurate.

We estimated our divestiture guarantees related to MHC at June 3, 2008 to be $3.3 million for employee benefit plans. In addition, we remain contingently liable for MHC’s portion (estimated to be $2.5 million) of the MFC employee benefit plan liability for which MHC is currently responsible under the divestiture guarantee agreements. We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

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

At June 3, 2008, we were committed under letters of credit totaling $16.7 million issued primarily in connection with our workers’ compensation and casualty insurance programs. As previously noted, a letter of credit totaling $4.2 million was issued to secure the guarantee outstanding under the Franchise Development Facility.

Litigation

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business. We provide reserves for such claims when payment is probable and estimable in accordance with FASB Statement No. 5, “Accounting for Contingencies”. At this time, in the opinion of management, the ultimate resolution of pending legal proceedings will not have a material adverse effect on our operations, financial position or cash flows.

Employment Agreement

We have an employment agreement with Samuel E. Beall, III, pursuant to which Mr. Beall has agreed to serve as Chief Executive Officer of the Company until July 18, 2010. Pursuant to this agreement, Mr. Beall is compensated at a base salary (adjusted annually based on various Company or market factors) and is also entitled to an annual bonus opportunity and a long-term incentive compensation program, which currently includes stock option and restricted stock grants and life insurance coverage. Mr. Beall’s employment agreement provides for certain severance payments to be made in the event of an involuntary termination without cause and certain types of voluntary resignation. The agreement defines the circumstances which will constitute a change in control. If the severance payments had been due as of June 3, 2008, we would have been required to make payments totaling approximately $9.1 million.

Purchase Commitments

We have minimum purchase commitments with various vendors. Outstanding commitments as of June 3, 2008 were approximately $174.9 million, a portion of which we believe will be purchased by certain franchisees. These obligations consist of construction projects, supplies, advertising, various types of meat, beverages, and other food products, which are an integral part of our business operations.

11. Supplemental Quarterly Financial Data (Unaudited)

Quarterly financial results for the years ended June 3, 2008 and June 5, 2007, are summarized below.

(In thousands, except per-share data)

	For the Year Ended June 3, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$346,797	$320,923	$351,233	$341,351	$1,360,304
Gross profit*	$77,276	$52,594	$68,481	$68,771	$267,122
Income/(loss) before income taxes	$15,821	$(15,166)	$9,400	$13,644	$23,699
Provision/(benefit) for income taxes	4,731	(4,815)	(2,308)	(286)	(2,678)
Net income/(loss)	$11,090	$(10,351)	$11,708	$13,930	$26,377

Earnings/(loss) per share:
Basic	$0.21	$(0.20)	$0.23	$0.27	$0.51
Diluted	$0.21	$(0.20)	$0.23	$0.27	$0.51

	For the Year Ended June 5, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$338,659	$336,819	$377,940	$356,809	$1,410,227
Gross profit*	$84,302	$80,304	$98,593	$86,274	$349,473
Income before income taxes	$32,179	$24,956	$41,467	$33,796	$132,398
Provision for income taxes	10,629	8,227	12,812	9,062	40,730
Net income	$21,550	$16,729	$28,655	$24,734	$91,668

Earnings per share:
Basic	$0.37	$0.28	$0.49	$0.46	$1.60
Diluted**	$0.37	$0.28	$0.49	$0.46	$1.59

* We define gross profit as revenue less cost of merchandise, payroll and related costs, and other restaurant operating costs.

** The sum of the quarterly net income per share amounts do not equal the reported annual amount as each is computed independently based upon the weighted-average number of shares outstanding for the period.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Ruby Tuesday, Inc.:

We have audited the accompanying consolidated balance sheets of Ruby Tuesday, Inc. and subsidiaries (the “Company”) as of June 3, 2008 and June 5, 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 3, 2008. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ruby Tuesday, Inc. and subsidiaries as of June 3, 2008 and June 5, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended June 3, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, effective June 7, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, and changed its method of accounting for share-based payments.

As discussed in Note 8 to the Consolidated Financial Statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R), in 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ruby Tuesday’s internal control over financial reporting as of June 3, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 4, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Louisville, Kentucky

August 4, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Ruby Tuesday, Inc.:

We have audited Ruby Tuesday, Inc.’s internal control over financial reporting as of June 3, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Ruby Tuesday, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on Ruby Tuesday Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Ruby Tuesday, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 3, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ruby Tuesday, Inc. and subsidiaries as of June 3, 2008 and June 5, 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended June 3, 2008, and our report dated August 4, 2008, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Louisville, KY

August 4, 2008

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report. In this assessment, the Company applied criteria based on the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company's assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of June 3, 2008.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company's internal control over financial reporting as of June 3, 2008 as stated in their report filed within Item 8 – Financial Statements and Supplementary Data.

Changes in Internal Controls

During the fiscal quarter ended June 3, 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

On June 25, 2008, A. Richard Johnson, a Senior Vice President, retired from the Company.

On July 29, 2008, the Executive Compensation and Human Resources Committee of the Board of Directors approved the third amendment to the Chief Executive Officer’s employment agreement.  The third amendment extends the expiration date of the agreement by one month from its original expiration date of June 18, 2010 to July 18, 2010.  The employment agreement is being extended in order to maintain the intent of the original employment agreement with respect to the ability of the Chief Executive Officer to participate in long-term equity incentive compensation programs due to the Company’s change in the grant cycle for long-term equity programs.  In addition, the third amendment synchronizes the new termination date with the schedule for lump sum payments to the Chief Executive Officer in connection with the Company’s executive supplemental pension plan.

PART III

We expect to file a definitive proxy statement relating to our 2008 Annual Meeting of shareholders (the “2008 Proxy Statement”) with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2008 Proxy Statement that specifically address disclosure requirements of Items 10-14 below are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 regarding the directors of the Company is incorporated herein by reference to the information set forth in the table entitled “Director and Director Nominee Information” under “Election of Directors” in the 2008 Proxy Statement.

Information regarding executive officers of the Company has been included in Part I of this Annual Report under the caption “Executive Officers.”

Information regarding corporate governance of the Company is incorporated herein by reference to the information set forth under the caption, “Corporate Governance” in the 2008 Proxy Statement.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal Year 2008,” “2008 Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested in Fiscal Year 2008,” “Nonqualified Deferred Compensation,” “2008 Pension Benefits,” “Employment Agreement,” “Directors’ Fees and Attendance,” and “2008 Director Compensation” in the 2008 Proxy Statement relating to the Annual Meeting.

Item 12. Security Ownership of Certain Beneficial Owners

and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the information set forth in the tables captioned “Beneficial Ownership of Common Stock” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2008 Proxy Statement relating to the Annual Meeting.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the information set forth under the caption “Related Party Transactions” in the 2008 Proxy Statement relating to the Annual Meeting.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the information set forth under the caption “Accountants’ Fees and Expenses” in the 2008 Proxy Statement relating to the Annual Meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)  The following documents are filed as part of this report:

1.	Financial Statements:
The financial statements of the Company and its subsidiaries are listed in the accompanying “Index to
Consolidated Financial Statements” on page 37.
2.	Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts for the Years Ended June 3, 2008, June 5, 2007, and June 6, 2006 (in thousands):

		Charged/	Charged/
	Balance at	(Credited)	(Credited)
	Beginning	to Costs	to other		Balance at
Description	of Period	and Expenses	Accounts	Write-offs	End of Period
			(a)	(b)
Allowance for Doubtful Notes

Fiscal Year Ended June 3, 2008	$ 5,421	$ 837	$ (3,231)		$ 3,027

Fiscal Year Ended June 5, 2007	5,618	(197)			5,421

Fiscal Year Ended June 6, 2006	3,854	2,046		$(282)	5,618

All other financial statement schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

(a)

In fiscal 2008, the Company acquired the remaining 99% and 50% of the membership interests of RT Michigan Franchise, LLC (“RT Michigan”) and RT Detroit Franchise, LLC (“RT Detroit”), respectively. The $3.2 million combined allowance for doubtful notes as well as the corresponding notes receivable from RT Michigan and RT Detroit were eliminated as part of the purchase price allocation.

(b)	During fiscal 2006, $0.3 million in allowance for doubtful notes as well as the corresponding note receivable from a third party were written-off as the note was deemed uncollectible.
3.	Exhibits:

The exhibits filed with or incorporated by reference in this report are listed on the Exhibit Index beginning on page 74.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.
Date: August 4, 2008	By: /s/ Samuel E. Beall, III
Samuel E. Beall, III
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Position	Date
/s/ Samuel E. Beall, III Samuel E. Beall, III	Chairman of the Board, President and Chief Executive Officer	Date: August 4, 2008

/s/ Marguerite N. Duffy Marguerite N. Duffy	Senior Vice President, Chief Financial Officer	Date: August 4, 2008

/s/ Claire L. Arnold Claire L. Arnold	Director	Date: August 4, 2008

/s/ Kevin T. Clayton Kevin T. Clayton	Director	Date: August 4, 2008

/s/ James A. Haslam, III James A. Haslam, III	Director	Date: August 4, 2008

/s/ Bernard Lanigan Jr. Bernard Lanigan Jr.	Director	Date: August 4, 2008

/s/ R. Brad Martin R. Brad Martin	Director	Date: August 4, 2008

/s/ Dr. Donald Ratajczak Dr. Donald Ratajczak	Director	Date: August 4, 2008

/s/ Stephen I. Sadove Stephen I. Sadove	Director	Date: August 4, 2008

RUBY TUESDAY, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation, as amended, of Ruby Tuesday, Inc. (1)

3.2	Bylaws, as amended, of Ruby Tuesday, Inc. (2)

4.1	Specimen Common Stock Certificate. (1)

10.1	Ruby Tuesday, Inc. Executive Supplemental Pension Plan, amended and restated as of January 1, 2007.* (3)

10.2	First Amendment, dated as of April 2, 2008, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan (Amended and Restated as of January 1, 2007).* (4)

10.3	Morrison Restaurants Inc. Stock Incentive and Deferred Compensation Plan for Directors together with First Amendment, dated as of June 29, 1995.* (5)

10.4	Form of Second Amendment to Stock Incentive and Deferred Compensation Plan for Directors.* (6)

10.5	Form of Third Amendment to Stock Incentive and Deferred Compensation Plan for Directors.* (7)

10.6	Fourth Amendment, dated as of July 8, 2002, to the Stock Incentive and Deferred Compensation Plan for Directors.* (8)

10.7	Fifth Amendment, dated as of July 6, 2005, to the Stock Incentive and Deferred Compensation Plan for Directors.* (9)

10.8	Sixth Amendment, dated as of July 11, 2006, to the Stock Incentive and Deferred Compensation Plan for Directors.* (10)

10.9	Seventh Amendment, dated as of July 11, 2007, to the Stock Incentive and Deferred Compensation Plan for Directors.* (11)

10.10	Ruby Tuesday, Inc. 2003 Stock Incentive Plan (formerly the 1996 Non-Executive Stock Incentive Plan (formerly the Morrison Restaurants Inc. 1993 Non-Executive Stock Incentive Plan)).* (12)

10.11	First Amendment, dated as of July 6, 2005, to the 2003 Stock Incentive Plan.* (13)

10.12	Second Amendment, dated as of July 11, 2006, to the 2003 Stock Incentive Plan.* (14)

10.13	Ruby Tuesday, Inc. 2006 Executive Incentive Compensation Plan.* (15)

10.14

Morrison Restaurants Inc. Deferred Compensation Plan, as restated effective January 1, 1994, together with amended and restated Trust Agreement, dated as of December 1, 1992, to Deferred Compensation Plan.* (16)

10.15	Morrison Restaurants Inc. Management Retirement Plan together with First Amendment, dated as of June 30, 1994 and Second Amendment, dated as of July 31, 1995.* (17)

10.16	Form of Third Amendment to Management Retirement Plan.* (18)

10.17	Form of Fourth Amendment to Management Retirement Plan.* (19)

10.18	Form of Fifth Amendment to Management Retirement Plan.* (20)

10.19	Sixth Amendment, dated as of April 9, 2001, to the Ruby Tuesday, Inc. Management Retirement Plan.* (21)

10.20	Seventh Amendment (dated as of October 5, 2004) to the Ruby Tuesday, Inc. Management Retirement Plan.* (22)

10.21	Morrison Retirement Plan, as amended and restated effective January 1, 2005, to reflect the First through Seventh Amendments, respectively.* (23)

10.22	First Amendment dated as of January 9, 2007 to the Morrison Retirement Plan.* (24)

10.23	Second Amendment dated as of July 8, 2008, to the Morrison Retirement Plan.* +

10.24	Executive Group Life and Executive Accidental Death and Dismemberment Plan.* (25)

10.25	Morrison Restaurants Inc. Executive Life Insurance Plan.* (26)

10.26	Form of First Amendment to the Morrison Restaurants Inc. Executive Life Insurance Plan.* (27)

10.27	Second Amendment (dated as of January 1, 2004) to the Ruby Tuesday Inc. Executive Life Insurance Plan (formerly the Morrison Restaurants Inc. Executive Life Insurance Plan).* (28)

10.28	Ruby Tuesday Inc. Executive Life Insurance Premium Plan dated as of January 1, 2004.* (29)

10.29	Ruby Tuesday, Inc. 1996 Stock Incentive Plan, restated as of September 30, 1999.* (30)

10.30	First Amendment, dated as of July 10, 2000, to the restated Ruby Tuesday, Inc. 1996 Stock Incentive Plan.* (31)

10.31	Indenture, dated as of April 9, 2001, to the Ruby Tuesday, Inc. Salary Deferral Plan.* (32)

10.32	First Amendment, dated as of February 11, 2002, to the Ruby Tuesday, Inc. Salary Deferral Plan.* (33)

10.33	Second Amendment, dated as of December 9, 2002, to the Ruby Tuesday, Inc. Salary Deferral Plan.* (34)

10.34	Third Amendment, dated as of December 8, 2004, to the Ruby Tuesday, Inc. Salary Deferral Plan (formerly the Morrison Restaurants Inc. Salary Deferral Plan).* (35)

10.35	Fourth Amendment, dated as of December 8, 2005, to the Ruby Tuesday, Inc. Salary Deferral Plan.* (36)

10.36	Fifth Amendment, dated as of December 14, 2006, to the Ruby Tuesday, Inc. Salary Deferral Plan.* (37)

10.37	Sixth Amendment dated as of July 8, 2008, to the Ruby Tuesday, Inc. Salary Deferral Plan.* +

10.38	Ruby Tuesday, Inc. Deferred Compensation Plan Trust Agreement restated as of June 1, 2001.* (38)

10.39	First Amendment, dated as of June 10, 2002, to the Ruby Tuesday, Inc. Deferred Compensation Plan Trust Agreement.* (39)

10.40	Ruby Tuesday, Inc. Restated Deferred Compensation Plan, dated as of November 26, 2002.* (40)

10.41	Ruby Tuesday, Inc. 2005 Deferred Compensation Plan.* (41)

10.42	First Amendment, dated as of December 14, 2006, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan.* (42)

10.43	Second Amendment, dated as of July 11, 2007, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan.* (43)

10.44	Form of Non-Qualified Stock Option Award and Terms and Conditions (ESOP).* (44)

10.45	Form of Non-Qualified Stock Option Award and Terms and Conditions (MSOP).* (45)

10.46	Form of Non-Qualified Stock Option Award and Terms and Conditions (Beall).* (46)

10.47	Employment Agreement dated as of June 19, 1999, by and between Ruby Tuesday, Inc. and Samuel E. Beall, III.* (47)

10.48	First Amendment, dated as of January 9, 2003, to Employment Agreement by and between Ruby Tuesday, Inc. and Samuel E. Beall, III.* (48)

10.49	Second Amendment, dated as of July 18, 2008, to Employment Agreement by and between Ruby Tuesday, Inc. and Samuel E. Beall, III.* +

10.50	Third Amendment, dated as of July 29, 2008, to Employment Agreement by and between Ruby Tuesday, Inc. and Samuel E. Beall, III.* +

10.51	Description of 2006 Cash Bonus Plan.* (49)

10.52	Description of 2007 Cash Bonus Plan.* (50)

10.53	Distribution Agreement, dated as of March 2, 1996, by and among Morrison Restaurants Inc., Morrison Fresh Cooking, Inc. and Morrison Health Care, Inc. (51)

10.54

Amended and Restated Tax Allocation and Indemnification Agreement, dated as of March 2, 1996, by and among Morrison Restaurants Inc., Custom Management Corporation of Pennsylvania, Custom Management Corporation, John C. Metz & Associates, Inc., Morrison International, Inc., Morrison Custom Management Corporation of Pennsylvania, Morrison Fresh Cooking, Inc., Ruby Tuesday, Inc., a Delaware corporation, Ruby Tuesday (Georgia), Inc., a Georgia corporation, Tias, Inc. and Morrison Health Care, Inc. (52)

10.55	Agreement Respecting Employee Benefit Matters, dated as of March 2, 1996, by and among Morrison Restaurants Inc., Morrison Fresh Cooking, Inc. and Morrison Health Care, Inc. (53)

10.56	Form of Non-Qualified Stock Option Award and Terms and Conditions (DSOP).* (54)

10.57	Form of Restricted Stock Award and Additional Terms and Conditions.* (55)

10.58	Trust Agreement (dated as of July 23, 2004) between Ruby Tuesday Inc. and U.S. Trust Company, N.A.* (56)

10.59

Master Distribution Agreement, dated as of December 8, 2006 and effective as of November 15, 2006, by and between Ruby Tuesday, Inc. and PFG Customized Distribution (portions of which have been redacted pursuant to a confidential treatment request filed with the SEC). (57)

10.60

Amended and Restated Revolving Credit Agreement, dated as of February 28, 2007, by and among Ruby Tuesday, Inc., the Lenders, and Bank of America, N.A., as Administrative Agent, Issuing Bank and Swingline Lender. (58)

10.61

First Amendment to Amended and Restated Revolving Credit Agreement, dated as of November 30, 2007, by and among Ruby Tuesday, Inc., the Lenders, and Bank of America, N.A., as Administrative Agent, Issuing Bank and Swingline Lender. (59)

10.62

Limited Waiver Agreement to the Amended and Restated Revolving Credit Agreement, dated as of February 29, 2008, by and among Ruby Tuesday, Inc., the Lenders, the Guarantors, and Bank of America, N.A., as Administrative Agent for the Lenders. (60)

10.63

Second Amendment to Amended and Restated Revolving Credit Agreement, dated as of May 21, 2008, by and among Ruby Tuesday, Inc., the Lenders, and Bank of America, N.A., as Administrative Agent, Issuing Bank and Swingline Lender. (61)

10.64

Amended and Restated Loan Facility Agreement and Guaranty by and among Ruby Tuesday, Inc., Bank of America, N.A., as Servicer, Amsouth Bank, as Documentation Agent, SunTrust Bank, as Co-Syndication Agent, Wachovia Bank N.A., as Co-Syndication Agent, and each of the participants party hereto dated as of November 19, 2004, Banc of America Securities LLC as Lead Arranger. (62)

10.65	First Amendment to Amended and Restated Loan Facility Agreement and Guaranty, dated as of

September 8, 2006, by and among Ruby Tuesday, Inc., and Bank of America, N.A., as Servicer, and the Participants. (63)

10.66

Second Amendment to Amended and Restated Loan Facility Agreement and Guaranty, dated as of February 28, 2007, by and among Ruby Tuesday, Inc., the Participants, and Bank of America, N.A., as Servicer and Agent for the Participants. (64)

10.67

Third Amendment to Amended and Restated Loan Facility Agreement and Guaranty, dated as of November 30, 2007, by and among Ruby Tuesday, Inc., the Participants, and Bank of America, N.A., as Servicer and Agent for the Participants. (65)

10.68

Limited Waiver Agreement to the Amended and Restated Loan Facility Agreement and Guaranty, dated as of February 29, 2008, by and among Ruby Tuesday, Inc., the Guarantors, the Participants, and Bank of America, N.A., as Servicer and Agent for the Participants. (66)

10.69

Fourth Amendment to Amended and Restated Loan Facility Agreement and Guaranty, dated as of May 21, 2008, by and among Ruby Tuesday, Inc., the Participants, and Bank of America, N.A., as Servicer and Agent for the Participants. (67)

10.70	Amended and Restated Revolving Credit Note, Lender Commitment Agreement (dated as of November 7, 2005) and Commitment Schedule. (68)

10.71	Amended and Restated Note Purchase Agreement, dated as of May 21, 2008, by and among Ruby Tuesday, Inc. and the institutional investors thereto. (69)

10.72

Pledge Agreement, dated as of May 21, 2008, by and among Ruby Tuesday, Inc., the Pledgors and Bank of America, N.A., as Collateral Agent under the Intercreditor Agreement for the Secured Creditors. (70)

10.73

Intercreditor and Collateral Agency Agreement, dated as of May 21, 2008, by and among Bank of America, N.A., as Collateral Agent, Administrative Agent for the Revolving Credit Facility on behalf of the Revolving Credit Facility Lenders, Servicer for the Franchise Loan Facility on behalf of the Franchise Loan Facility Participants, and the Institutional Investors as Noteholders. (71)

10.74	Restricted Stock Award. (72)

10.75	Restricted Stock Award (Beall). (73)

10.76	Form of Director Restricted Stock Award. (74)

10.77	Non-Qualified Stock Option Award (Beall). (75)

10.78	First Amendment to the Ruby Tuesday, Inc. Non-Qualified Stock Option Award. (76)

10.79	Indenture, dated December 31, 2007, to the Ruby Tuesday, Inc. Cafeteria Plan. (77)

10.80	Indenture, dated December 31, 2007, to the Ruby Tuesday, Inc. Health Savings Account Plan. (78)

21.1	Subsidiaries of Ruby Tuesday, Inc.+

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.+

31.1	Certification of Chairman of the Board, President, and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of Chairman of the Board, President, and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

Footnote	Description

*	Management contract or compensatory plan or arrangement.

+	Filed herewith.

(1)	Incorporated by reference to Exhibit of the same number to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(2)	Incorporated by reference to Exhibit 99.B to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2007 (File No. 1-12454).

(3)	Incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 3, 2007 (File No. 1-12454).

(4)	Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 11, 2008 (File No. 1-12454).

(5)

Incorporated by reference to Exhibit 10(c) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 3, 1995 filed with the Securities and Exchange Commission on September 1, 1995 (File No. 1-12454).

(6)	Incorporated by reference to Exhibit 10.29 to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(7)

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

(10)

Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 9, 2007 by Ruby Tuesday, Inc. for the three month period ended December 5, 2006 (File No. 1-12454).

(11)	Incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 3, 2007 (File No. 1-12454).

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

(14)

Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 9, 2007 by Ruby Tuesday, Inc. for the three month period ended December 5, 2006 (File No. 1-12454).

(15)

Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 9, 2007 by Ruby Tuesday, Inc. for the three month period ended December 5, 2006 (File No. 1-12454).

(16)	Incorporated by reference to Exhibit 10(i) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 5, 1993 (File No. 0-1750).

(17)	Incorporated by reference to Exhibit 10(n) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 3, 1995 (File No. 1-12454).

(18)	Incorporated by reference to Exhibit 10.32 to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(19)

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

(21)	Incorporated by reference to Exhibit 10.41 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 5, 2001 filed with the Securities and Exchange Commission on August 31,

2001 (File No. 1-12454).

(22)

Incorporated by reference to Exhibit 99.5 to Form 10-Q filed with the Securities and Exchange Commission on January 10, 2005 by Ruby Tuesday, Inc. for the three month period ended November 30, 2004 (File No. 1-12454).

(23)

Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 11, 2007 by Ruby Tuesday, Inc. for the three month period ended March 6, 2007 (File No. 1-12454).

(24)

Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 11, 2007 by Ruby Tuesday, Inc. for the three month period ended March 6, 2007 (File No. 1-12454).

(25)	Incorporated by reference to Exhibit 10(q) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 3, 1989 (File No. 0-1750).

(26)	Incorporated by reference to Exhibit 10(a)(a) to Annual Report on Form 10-K of Morrison Restaurants Inc. for the fiscal year ended June 4, 1994 (File No. 1-12454).

(27)

Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 3, 2003, filed with the Securities and Exchange Commission on August 15, 2003 (File No. 1-12454).

(28)

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

(34)	Incorporated by reference to Exhibit 99.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 15, 2003 by Ruby Tuesday, Inc. for the three month period ended December 3, 2002 (File No. 1-12454).

(35)

Incorporated by reference to Exhibit 99.4 to Form 10-Q filed with the Securities and Exchange Commission on January 10, 2005 by Ruby Tuesday, Inc. for the three month period ended November 30, 2004 (File No. 1-12454).

(36)

Incorporated by reference to Exhibit 10.42 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 6, 2006, filed with the Securities and Exchange Commission on August 8, 2006 (File No. 1-12454).

(37)

Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 9, 2007 by Ruby Tuesday, Inc. for the three month period ended December 5, 2006 (File No. 1-12454).

(38)

Incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 5, 2001 filed with the Securities and Exchange Commission on August 31, 2001 (File No. 1-12454).

(39)

Incorporated by reference to Exhibit 10.58 to Annual Report on Form 10-K of Ruby Tuesday, Inc. for the fiscal year ended June 4, 2002 filed with the Securities and Exchange Commission on August 29, 2002 (File No. 1-12454).

(40)

Incorporated by reference to Exhibit 99.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 15, 2003 by Ruby Tuesday, Inc. for the three month period ended December 3, 2002 (File No. 1-12454).

(41)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2005 (File No. 1-12454).

(42)

Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 9, 2007 by Ruby Tuesday, Inc. for the three month period ended December 5, 2006 (File No. 1-12454).

(43)	Incorporated by reference to Exhibit 10.40 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 3, 2007 (File No. 1-12454).

(44)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2005 (File No. 1-12454).

(45)	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2005 (File No. 1-12454).

(46)	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2005 (File No. 1-12454).

(47)

Incorporated by reference to Exhibit 99.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 19, 2000 by Ruby Tuesday, Inc. for the three month period ended December 5, 1999 (File No. 1-12454).

(48)

Incorporated by reference to Exhibit 99.7 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 15, 2003 by Ruby Tuesday, Inc. for the three month period ended December 3, 2002 (File No. 1-12454).

(49)	Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 14, 2006 by Ruby Tuesday, Inc. (File No. 1-12454).

(50)	Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 14, 2006 by Ruby Tuesday, Inc. (File No. 1-12454).

(51)	Incorporated by reference to Exhibit 10.23 to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(52)	Incorporated by reference to Exhibit 10.24 to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(53)	Incorporated by reference to Exhibit 10.25 to Form 8-B filed with the Securities and Exchange Commission on March 15, 1996 by Ruby Tuesday, Inc. (File No. 1-12454).

(54)	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2005 (File No. 1-12454).

(55)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2005 (File No. 1-12454).

(56)

Incorporated by reference to Exhibit 99.3 to Form 10-Q filed with the Securities and Exchange Commission on January 10, 2005 by Ruby Tuesday, Inc. for the three month period ended November 30, 2004 (File No. 1-12454).

(57)

Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 9, 2007 by Ruby Tuesday, Inc. for the three month period ended December 5, 2006 (File No. 1-12454).

(58)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on March 5, 2007 (File No. 1-12454).

(59)	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 10, 2008 (File No. 1-12454).

(60)	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 11, 2008 (File No. 1-12454).

(61)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2008 (File No. 1-12454).

(62)	Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on November 24, 2004 (File No. 1-12454).

(63)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on September 14, 2006 (File No. 1-12454).

(64)	Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on March 5, 2007 (File No. 1-12454).

(65)	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 10, 2008 (File No. 1-12454).

(66)	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 11, 2008 (File No. 1-12454).

(67)	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2008 (File No. 1-12454).

(68)

Incorporated by reference to Exhibit 99.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 9, 2006 by Ruby Tuesday, Inc. for the three month period ended November 29, 2005 (File No. 1-12454).

(69)	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2008 (File No. 1-12454).

(70)	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2008 (File No. 1-12454).

(71)	Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2008 (File No. 1-12454).

(72)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2007 (File No. 1-12454).

(73)	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2007 (File No. 1-12454).

(74)	Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 10, 2008 (File No. 1-12454).

(75)	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2007 (File No. 1-12454).

(76)	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2007 ( File No. 1-12454).

(77)	Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 11, 2008 (File No. 1-12454).

(78)	Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 11, 2008 (File No. 1-12454).