Form 10-Q
period 2008-09-02
RUBY TUESDAY INC
filed 2008-10-09
CIK 68270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  September 2, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

52,763,779
(Number of shares of common stock, $0.01 par value, outstanding as of October 3, 2008)

RUBY TUESDAY, INC.

Special Note Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains various forward-looking statements, which represent our expectations or beliefs concerning future events, including one or more of the following:  future financial performance and restaurant growth (both Company-owned and franchised), future capital expenditures, future borrowings and repayment of debt, availability of debt financing on terms attractive to the Company, payment of dividends, stock repurchases, and restaurant and franchise acquisitions and re-franchises. We caution the reader that a number of important factors and uncertainties could, individually or in the aggregate, cause our actual results to differ materially from those included in the forward-looking statements, including, without limitation, the following:

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

PART I — FINANCIAL INFORMATION

ITEM 1.

RUBY TUESDAY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	SEPTEMBER 2, 2008	JUNE 3, 2008
	(NOTE A)
Assets
Current assets:
Cash and short-term investments	$ 8,759	$ 16,032
Accounts and notes receivable, net	8,193	10,515
Inventories:
Merchandise	12,143	12,511
China, silver and supplies	9,020	8,812
Income tax receivable	3,533	7,708
Deferred income taxes	4,962	4,525
Prepaid rent and other expenses	21,128	20,538
Assets held for sale	26,012	24,268
Total current assets	93,750	104,909

Property and equipment, net	1,069,479	1,088,356
Goodwill	18,927	18,927
Notes receivable, net	1,779	1,884
Other assets	55,823	57,861
Total assets	$ 1,239,758	$ 1,271,937
Liabilities & shareholders’ equity
Current liabilities:
Accounts payable	$ 29,413	$ 26,681
Accrued liabilities:
Taxes, other than income taxes	19,656	20,532
Payroll and related costs	18,986	15,579
Insurance	7,062	6,596
Deferred revenue – gift cards	8,152	9,197
Rent and other	23,331	19,267
Current portion of long-term debt, including capital leases	19,456	17,301
Total current liabilities	126,056	115,153

Long-term debt and capital leases, less current maturities	545,756	588,142
Deferred income taxes	28,408	27,422
Deferred escalating minimum rent	43,153	42,450
Other deferred liabilities	62,052	67,252
Total liabilities	805,425	840,419
Commitments and contingencies (Note K)
Shareholders’ equity:
Common stock, $0.01 par value; (authorized 100,000 shares;
issued 52,764 shares at 9/02/08; 52,772 shares at 6/03/08)	528	528
Capital in excess of par value	18,011	15,081
Retained earnings	425,155	425,606
Deferred compensation liability payable in
Company stock	2,812	2,877
Company stock held by Deferred Compensation Plan	(2,812)	(2,877)
Accumulated other comprehensive loss	(9,361)	(9,697)
	434,333	431,518
Total liabilities & shareholders’ equity	$ 1,239,758	$ 1,271,937

 The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	THIRTEEN WEEKS ENDED
	SEPTEMBER 2, 2008	SEPTEMBER 4, 2007

	(NOTE A)
Revenue:
Restaurant sales and operating revenue	$ 321,216	$ 342,994
Franchise revenue	2,785	3,803
	324,001	346,797
Operating costs and expenses:
Cost of merchandise	87,631	92,693
Payroll and related costs	109,798	109,941
Other restaurant operating costs	70,494	66,887
Depreciation and amortization	20,129	23,593
Loss from Specialty Restaurant Group, LLC bankruptcy	26	164
Selling, general and administrative, net of support service
fee income totaling $1,772 in 2009 and $2,586 in 2008	26,260	29,753
Equity in (earnings)/losses of unconsolidated franchises	(499)	846
Interest expense, net	9,800	7,099
	323,639	330,976
Income before income taxes	362	15,821
Provision for income taxes	77	4,731
Net income	$ 285	$ 11,090
Earnings per share:
Basic	$ 0.01	$ 0.21
Diluted	$ 0.01	$ 0.21

Weighted average shares:
Basic	51,381	52,146
Diluted	51,439	52,429

Cash dividends declared per share	$ –	$ 0.25

 The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	THIRTEEN WEEKS ENDED
	SEPTEMBER 2, 2008	SEPTEMBER 4, 2007

	(NOTE A)
Operating activities:
Net income	$ 285	$ 11,090
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	20,129	23,593
Amortization of intangibles	195	140
Provision for bad debts	324
Deferred income taxes	843	(3,310)
Loss/(gain) on impairments, including disposition of assets	1,585	(791)
Equity in (earnings)/losses of unconsolidated franchises	(499)	846
Distributions received from unconsolidated franchises		23
Share-based compensation expense	2,920	2,603
Excess tax benefit from share-based compensation		(378)
Other	467	105
Changes in operating assets and liabilities:
Receivables	2,092	531
Inventories	160	(416)
Income tax payable	4,175	3,683
Prepaid and other assets	307	637
Accounts payable, accrued and other liabilities	4,181	2,593
Net cash provided by operating activities	37,164	40,949
Investing activities:
Purchases of property and equipment	(6,194)	(38,164)
Acquisition of franchise and other entities		(2,710)
Proceeds from disposal of assets	1,623	2,701
Reductions in Deferred Compensation Plan assets	1,498	566
Other, net	(1,133)	(1,496)
Net cash used by investing activities	(4,206)	(39,103)
Financing activities:
Net (payments)/proceeds on revolving credit facility	(35,800)	31,500
Principal payments on other long-term debt	(4,431)	(667)
Proceeds from issuance of stock, including treasury stock		2,047
Excess tax benefits from share-based compensation		378
Stock repurchases		(39,491)
Dividends paid		(13,193)
Net cash used by financing activities	(40,231)	(19,426)

Decrease in cash and short-term investments	(7,273)	(17,580)
Cash and short-term investments:
Beginning of year	16,032	25,892
End of quarter	$ 8,759	$ 8,312
Supplemental disclosure of cash flow information:
Cash paid/(received) for:
Interest, net of amount capitalized	$ 7,129	$ 5,885
Income taxes, net	$ (4,996)	$ 4,361
Significant non-cash investing and financing activities:
Retirement of fully depreciated assets	$ 8,324	$ 8,984
Reclassification of properties to assets held for sale or receivables	$ 3,440	$ 9,119
Assumption of debt and capital leases related to franchise
partnership acquisitions		$ 7,850
Liability for claim settlements and insurance receivables	$ (115)	$ (4,995)

 The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

Ruby Tuesday, Inc., including its majority-owned subsidiaries (“RTI”, “we” or the “Company”), owns and operates Ruby Tuesday® casual dining restaurants and one Wok Hay restaurant. We also franchise the Ruby Tuesday concept in select domestic and international markets. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the 13-week period ended September 2, 2008 are not necessarily indicative of results that may be expected for the year ending June 2, 2009.

The condensed consolidated balance sheet at June 3, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in RTI’s Annual Report on Form 10-K for the fiscal year ended June 3, 2008.

NOTE B – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. Diluted earnings per share gives effect to restricted stock and options outstanding during the applicable periods. The stock options and restricted shares included in the diluted weighted average shares outstanding totaled 0.1 million and 0.3 million for the 13 weeks ended September 2, 2008 and September 4, 2007, respectively.

Stock options with an exercise price greater than the average market price of our common stock and certain options with unrecognized compensation expense do not impact the computation of diluted earnings per share because the effect would be anti-dilutive. For the 13 weeks ended September 2, 2008 and September 4, 2007, there were 6.8 million and 5.5 million unexercised stock options, respectively, that did not impact the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. Further, 1.3 million and 0.3 million restricted shares were excluded from these calculations for the 13 weeks ended September 2, 2008 and September 4, 2007, respectively.

NOTE C – SHARE-BASED EMPLOYEE COMPENSATION

We compensate our employees and Directors using share-based compensation through the following plans:

The Ruby Tuesday, Inc. Stock Incentive and Deferred Compensation Plan for Directors

Under the Ruby Tuesday, Inc. Stock Incentive and Deferred Compensation Plan for Directors (the “Directors’ Plan”), non-employee directors are eligible for awards of stock-based incentives. Restricted shares granted under the Directors’ Plan vest in equal amounts after one, two, and three years provided the Director continually serves on the Board. Options issued under the Plan become vested after thirty months and are exercisable until five years after the grant date. Stock option exercises are settled with the issuance of new shares.

All options awarded under the Directors’ Plan have been at the fair market value at the time of grant. A Committee, appointed by the Board, administers the Directors’ Plan. At September 2, 2008, we had reserved 509,000 shares of common stock under this Plan, 252,000 of which were subject to options outstanding.

The Ruby Tuesday, Inc. 2003 Stock Incentive Plan

A Committee, appointed by the Board, administers the Ruby Tuesday, Inc. 2003 Stock Incentive Plan (“2003 SIP”), and has full authority in its discretion to determine the key employees and officers to whom stock incentives are granted and the terms and provisions of stock incentives. Option grants under the 2003 SIP can have varying vesting provisions and exercise periods as determined by such Committee. Options granted under the 2003 SIP vest in periods ranging from immediate to fiscal 2011, with the majority vesting 24 or 30 months following the date of grant, and the majority expiring five, but some up to ten, years after grant. Restricted shares granted to executives under the 2003 SIP in fiscal 2008 and 2009 are performance-based. The 2003 SIP permits the Committee to make awards of shares of common stock, awards of stock options or other derivative securities related to the value of the common stock, and certain cash awards to eligible persons. These discretionary awards may be made on an individual basis or for the benefit of a group of eligible persons. All options awarded under the 2003 SIP have been at the fair market value at the time of grant.

At September 2, 2008, we had reserved a total of 7,244,000 shares of common stock for the 2003 SIP, 6,606,000 of which were subject to options outstanding. Stock option exercises are settled with the issuance of new shares.

Stock Options

The following table summarizes the activity in options for the first quarter of fiscal 2009 under these stock option plans (in thousands, except per-share data):

		Weighted-
		Average
	Options	Exercise Price
Balance at June 3, 2008	6,835	$ 25.36
Granted	200	7.00
Exercised	–	–
Forfeited	(177)	23.63
Balance at September 2, 2008	6,858	$ 24.87

Exercisable at September 2, 2008	3,658	$ 27.32

At September 2, 2008, there was approximately $2.4 million of unrecognized pre-tax compensation expense related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of 1.4 years.

During the first quarter of fiscal 2009, RTI granted approximately 200,000 stock options to certain employees under the terms of the 2003 SIP. These stock options vest ratably over a thirty-month service period commencing immediately following grant of the award, and have a maximum life of five years. There are no performance-based vesting requirements associated with these stock options. These stock options do provide for immediate vesting if the optionee becomes eligible for retirement during the option period. For employees meeting this criterion at the time of grant, the accelerated vesting policy renders the requisite service condition non-substantive under Statement of Financial Accounting Standards No. 123(R), and we therefore fully expense the fair value of stock options awarded to retirement eligible employees on the date of grant. As a result, during the quarter, we recorded an expense of $0.2 million related to stock options awarded on July 18, 2008 to our Chief Executive Officer (“CEO”).

Restricted Stock

The following table summarizes the status of our restricted stock activity for the first quarter of fiscal 2009 (in thousands, except per-share data):

		Weighted-Average
	Restricted	Grant-Date
	Stock	Fair Value
Non-vested at June 3, 2008	1,390	$ 12.33
Granted	290	7.00
Vested	–	–
Forfeited	(297)	26.09
Non-vested at September 2, 2008	1,383	$ 8.24

The fair values of the restricted share awards reflected above were based on the Company’s fair market value at the time of grant. At September 2, 2008, unrecognized compensation expense related to restricted stock grants expected to vest totaled approximately $3.6 million and will be recognized over a weighted average vesting period of approximately 1.8 years.

During the first quarter of fiscal 2009, RTI granted approximately 290,000 restricted shares to certain employees under the terms of the 2003 SIP. These shares vest in equal installments over one, two, and three year periods. Vesting of 279,000 of these shares, including approximately 139,000 shares which were awarded to our CEO, is also contingent upon the Company’s achievement of certain performance conditions, which are to be measured in June 2009. However, for the same reason as mentioned above in regards to our stock options, we recorded during the quarter an expense of $0.6 million related to restricted shares awarded on July 18, 2008 to our CEO. Should our CEO retire prior to the end of the performance period, the number of restricted shares he would receive would not be determinable until the completion of the performance period. The expense we recorded for this award was determined using a model that factored in the number of restricted shares to be awarded under a variety of scenarios.

During the fiscal quarter ended September 2, 2008, the Compensation Committee of the Board of Directors determined that the performance condition was not achieved for 267,000 restricted shares awarded in April 2007 to vest. As a result, the restricted shares were cancelled and returned to the pool of shares available for grant under the 2003 SIP.

NOTE D – ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable – current consist of the following (in thousands):

	September 2, 2008	June 3, 2008

Rebates receivable	$703	$813
Amounts due from franchisees	3,381	3,305
Other receivables	1,605	3,379
Current portion of notes receivable	4,493	4,825
	10,182	12,322
Less allowances for doubtful notes and equity
method losses	1,989	1,807
	$8,193	$10,515

We negotiate purchase arrangements, including price terms, with designated and approved suppliers on behalf of RTI and the franchise system. We receive various volume discounts and rebates based on purchases for our Company-owned restaurants from numerous suppliers.

Amounts due from franchisees consist of royalties, license and other miscellaneous fees, a substantial portion of which represent the prior month's billings. Also included in this amount is the current portion of the straight-lined rent receivable from franchise sublessees and the amount to be collected in exchange for our guarantee of certain franchise partnership debt.

As of September 2, 2008, other receivables consisted primarily of amounts due for third party gift card sales, tax and license refunds, and amounts due from various landlords. Included in other receivables at June 3, 2008 are proceeds associated with a company-owned life insurance policy claim, amounts due for third party gift card sales, and amounts due from various landlords.

Notes receivable consist of the following (in thousands):

	September 2, 2008	June 3, 2008

Notes receivable from domestic franchisees	$8,478	$9,056
Less current maturities (included in accounts and
notes receivable)	4,493	4,825
	3,985	4,231
Less allowances for doubtful notes and equity
method losses, noncurrent	2,206	2,347
Total notes receivable, net -- noncurrent	$1,779	$1,884

Notes receivable from franchise partnerships generally arose between fiscal 1997 and fiscal 2002 when Company-owned restaurants were sold to new franchise partnerships (“refranchised”). These notes, when issued at the time of commencement of the franchise partnership’s operations, generally allowed for deferral of interest during the first one to three years and required only the payment of interest for up to six years from the inception of the note. Twelve current franchisees received acquisition financing from RTI as part of the refranchising transactions. The amounts financed by RTI approximated 36% of the original purchase prices. Eight of these twelve franchisees have paid their acquisition notes in full as of September 2, 2008.

As of September 2, 2008, all the franchise partnerships were making interest and/or principal payments on a monthly basis in accordance with the terms of these notes. All of the refranchising notes accrue interest at 10.0% per annum.

The allowance for doubtful notes represents our best estimate of losses inherent in the notes receivable at the balance sheet date. During the first quarter of fiscal 2009, we increased the reserve by $0.3 million based on our estimate of the extent of those losses. At September 2, 2008, the allowance for doubtful notes included $3.3 million allocated to the $6.4 million of debt due from six franchisees that, for the most recent reporting period, have either reported coverage ratios below the required levels with certain of their third party debt, or reported ratios above the required levels but for an insufficient amount of time.

Also included in the allowance for doubtful notes and equity method losses at September 2, 2008 is $0.9 million, which represents our portion of the equity method losses of three of our 50%-owned franchise partnerships which was in excess of our recorded investment in those partnerships.

NOTE E – FRANCHISE PROGRAMS

As of September 2, 2008, we held a 50% equity interest in each of six franchise partnerships which collectively operate 72 Ruby Tuesday restaurants. We apply the equity method of accounting to all 50%-owned franchise partnerships. Also, as of September 2, 2008, we held a 1% equity interest in each of seven franchise partnerships, which collectively operate 49 restaurants, and no equity interest in various traditional domestic and international franchises, which collectively operate 105 restaurants.

Beginning in May 2005, under the terms of the franchise operating agreements, we required all domestic franchisees to contribute a percentage, currently 2.0%, of monthly gross sales to a national advertising fund formed to cover their pro rata portion of the production and airing costs associated with our national cable advertising campaign. Under the terms of those agreements, we can charge up to 3.0% of monthly gross sales for this national advertising fund.

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

NOTE F – PROPERTY, EQUIPMENT AND OPERATING LEASES

Property and equipment, net, is comprised of the following (in thousands):

	September 2, 2008	June 3, 2008
Land	$226,029	$226,029
Buildings	472,900	472,532
Improvements	454,649	458,192
Restaurant equipment	301,564	303,212
Other equipment	100,601	100,841
Construction in progress	23,718	29,755
	1,579,461	1,590,561
Less accumulated depreciation and amortization	509,982	502,205
	$1,069,479	$1,088,356

Approximately 53% of our 715 restaurants are located on leased properties. Of these, approximately 59% are land leases only; the other 41% are for both land and building. The initial terms of these leases expire at various dates over the next 20 years. These leases may also contain required increases in minimum rent at varying times during the lease term and have options to extend the terms of the leases at a rate that is included in the original lease agreement. Most of our leases require the payment of additional (contingent) rent that is based upon a percentage of restaurant sales above agreed upon sales levels for the year. These sales levels vary for each restaurant and are established in the lease agreements. We recognize contingent rental expense (in annual as well as interim periods) prior to the achievement of the specified target that triggers the contingent rental expense, provided that achievement of that target is considered probable.

Amounts included in assets held for sale at September 2, 2008 primarily consist of parcels of land upon which we have no intention to build restaurants.

NOTE G – LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

	September 2, 2008	June 3, 2008

Revolving credit facility	$378,600	$414,400
Unsecured senior notes:
Series A, due April 2010	81,369	82,838
Series B, due April 2013	60,477	62,393
Mortgage loan obligations	44,567	45,622
Capital lease obligations	199	190
	565,212	605,443
Less current maturities	19,456	17,301
	$545,756	$588,142

On November 19, 2004, we entered into a five-year revolving credit agreement (the “Credit Facility”) to provide capital for general corporate purposes. On February 28, 2007, we amended and restated our Credit Facility such that the aggregate amount we may borrow increased to $500.0 million. This amount included a $50.0 million subcommitment for the issuance of standby letters of credit and a $50.0 million subcommitment for swingline loans. Due to concerns that at some point in the future we might not be in compliance with certain of our debt covenants, we entered into an additional amendment of the amended and restated Credit Facility on May 21, 2008.

The May 21, 2008 amendment to the Credit Facility, as well as a similarly-dated amendment and restatement of the notes issued in the Private Placement as discussed below, eased financial covenants regarding minimum fixed charge coverage ratio and maximum funded debt ratio. We are currently in compliance with our debt covenants. In exchange for the new covenant requirements, in addition to higher interest rate spreads and mandatory reductions in capacity and/or prepayments of principal, the amendments also imposed restrictions on future capital expenditures and require us to achieve certain leverage thresholds for two consecutive fiscal quarters before we may pay dividends or repurchase any of our stock.

Following the May 21, 2008 amendment to the Credit Facility, through a series of scheduled quarterly and other required reductions, our original $500.0 million capacity has been reduced, as of September 2, 2008, to $475.0 million. We expect the capacity of the Credit Facility to be further reduced by an estimated $28.0 million to $32.0 million during the remainder of fiscal 2009.

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

Under the terms of the Credit Facility, we had borrowings of $378.6 million with an associated floating rate of interest of 5.97% at September 2, 2008. As of June 3, 2008, we had $414.4 million outstanding with an associated floating rate of interest of 5.86%. After consideration of letters of credit outstanding, the Company had $80.1 million available under the Credit Facility as of September 2, 2008. The Credit Facility will mature on February 23, 2012.

On April 3, 2003, we issued notes totaling $150.0 million through a private placement of debt (the “Private Placement”). On May 21, 2008, given similar circumstances as those with the Credit Facility discussed above, we entered into an amendment of the notes issued in the Private Placement. The May 21, 2008 amendment requires us to offer quarterly and other prepayments, which predominantly consist of semi-annual prepayments to be determined based upon excess cash flows as defined in the Private Placement.

At September 2, 2008, the Private Placement consisted of $81.4 million in notes with an interest rate of 8.19% (the “Series A Notes”) and $60.5 million in notes with an interest rate of 8.92% (the “Series B Notes”). The Series A Notes and Series B Notes mature on April 1, 2010 and April 1, 2013, respectively. During the first quarter of fiscal 2009, we offered, and our noteholders accepted, principal prepayments of $1.5 million and $1.9 million on the Series A and B Notes, respectively. We estimate that we will offer prepayments totaling $15.1 million during the next twelve months. Accordingly, we have classified $15.1 million as current as of September 2, 2008. The $15.1 million includes four quarterly offers of $2.0 million each, one required offer of $1.4 million, and additional amounts to be determined based upon excess cash flows.

NOTE H – INCOME TAXES

We had a liability for unrecognized tax benefits of $4.3 million and $4.4 million as of September 2, 2008 and June 3, 2008, respectively. As of September 2, 2008 and June 3, 2008, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate was $2.8 million. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

Interest and penalties related to unrecognized tax benefits are recognized as components of income tax expense. As of September 2, 2008 and June 3, 2008, we had accrued $1.4 million and $1.3 million, respectively, for the payment of interest and penalties.

The effective tax rate for the 13-week period ended September 2, 2008 was 21.3% compared to 29.9% for the corresponding period of the prior year. The effective tax rate decreased as compared to the prior year primarily as a result of the impact of tax credits, which remained consistent as compared to the prior year or increased, and a decrease in taxable income, offset by settlements of audits in the prior year.

At September 2, 2008, we are no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2007, and with few exceptions, state and local examinations by tax authorities prior to fiscal year 2005.

NOTE I – COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with U.S. generally accepted accounting principles. The only item that currently impacts our other comprehensive income is the pension liability adjustment.

	Thirteen weeks ended
	September 2,	September 4,
	2008	2007
Net income	$285	$11,090
Pension liability reclassification, net of tax	202	209
Comprehensive income	$487	$11,299

NOTE J – RETIREMENT BENEFITS

We sponsor three defined benefit pension plans for active employees and offer certain postretirement benefits for retirees. A summary of each of these is presented below.

Retirement Plan

RTI, along with Morrison Fresh Cooking, Inc. (“MFC,” which was subsequently purchased by Piccadilly Cafeterias, Inc., “Piccadilly”) and Morrison Health Care, Inc. (“MHC,” which was subsequently purchased by Compass Group, PLC, “Compass”), has sponsored the Morrison Restaurants Inc. Retirement Plan (the “Retirement Plan”). Effective December 31, 1987, the Retirement Plan was amended so that no additional benefits would accrue and no new participants may enter the Retirement Plan after that date. Participants receive benefits based upon salary and length of service.

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

We share with MHC liability for retirement benefits accrued by MFC participants through March 1996 done under non-qualified plans established by MFC that are similar to the Executive Supplemental Pension Plan and the Management Retirement Plan. We are contingently liable for MHC’s portion of that liability.

The ultimate amount of Piccadilly liability which RTI will absorb relative to all three defined benefit pension plans will not be known until the completion of Piccadilly’s bankruptcy proceedings. This amount could be higher or lower than the amounts accrued based on management’s estimate at September 2, 2008.

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

The following tables detail the components of net periodic benefit costs and the amounts recognized in our Condensed Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the “Pension Plans”) and the Postretirement Medical and Life Benefits plans (in thousands):

	Pension Benefits
	Thirteen weeks ended
	September 2, 2008	September 4, 2007
Service cost	$ 102	$ 91
Interest cost	603	566
Expected return on plan assets	(168)	(186)
Amortization of prior service cost	82	81
Recognized actuarial loss	242	244
Net periodic benefit cost	$ 861	$ 796

	Postretirement Medical and Life Benefits
	Thirteen weeks ended
	September 2, 2008	September 4, 2007
Service cost	$ 2	$ 2
Interest cost	21	26
Amortization of prior service cost	(16)	(2)
Recognized actuarial loss	27	24
Net periodic benefit cost	$ 34	$ 50

We also sponsor two defined contribution retirement savings plans. Information regarding these plans is included in our Annual Report on Form 10-K for the fiscal year ended June 3, 2008.

NOTE K – COMMITMENTS AND CONTINGENCIES

Guarantees

At September 2, 2008, we had certain third-party guarantees, which primarily arose in connection with our franchising and divestiture activities. The majority of these guarantees expire at various dates ending in fiscal 2013. Generally, we are required to perform under these guarantees in the event that a third-party fails to make contractual payments or, in the case of franchise partnership debt guarantees, achieve certain performance measures.

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

Prior to July 1, 2007, we had arrangements with two third-party lenders whereby we provided partial guarantees for specific loans for new franchisee restaurant development (the “Cancelled Facilities”). Should payments be required under the Cancelled Facilities, we have certain rights to acquire the operating restaurants after the third-party debt is paid. We have terminated the Cancelled Facilities and notified the third-party lenders that we would no longer enter into additional guarantee arrangements.

As of September 2, 2008, the amounts guaranteed under the Franchise Facility and the Cancelled Facilities were $46.1 million and $4.9 million, respectively. The guarantees associated with one of the Cancelled Facilities are collateralized by a $4.1 million letter of credit. As of June 3, 2008, the amounts guaranteed under the Franchise Facility and the Cancelled Facilities were $46.6 million and $4.9 million, respectively. Unless extended, guarantees under these programs will expire at various dates from October 2008 through February 2013. To our knowledge, all of the franchise partnerships are current in the payment of their obligations due under these credit facilities. We have recorded liabilities totaling $0.3 million and $0.7 million as of September 2, 2008 and June 3, 2008, respectively, related to these guarantees. This amount was determined based on amounts to be received from the franchise partnerships as consideration for the guarantees. We believe these amounts approximate the fair value of the guarantees.

Divestiture Guarantees

On November 20, 2000, we completed the sale of all 69 of our American Cafe (including L&N Seafood) and Tia’s restaurants to SRG, a limited liability company. A number of these restaurants were located on leased properties. We remain primarily liable on certain American Cafe and Tia’s leases that were subleased to SRG and contingently liable on others. SRG, on December 10, 2003, sold its 28 Tia’s restaurants to an unrelated entity and, as part of the transaction, further subleased certain Tia’s properties.

During the second quarter of fiscal 2007, the third party owner to whom SRG had sold the Tia’s restaurants declared Chapter 7 bankruptcy. This declaration left us and/or SRG either primarily or indirectly liable for certain of the older Tia’s leases. As of September 2, 2008, we have settled almost all of the Tia’s leases. Future payments to the remaining landlords are expected to be insignificant.

On January 2, 2007, SRG closed 20 of its restaurants, 14 of which were located on properties sub-leased from RTI. Four other SRG restaurants were closed in calendar 2006. SRG filed for Chapter 11 bankruptcy on February 14, 2007.

Following the closing of the 20 SRG restaurants in January 2007, we performed an analysis of the now-closed properties in order to estimate the lease liability to be incurred from the closings. Based upon the analysis performed, charges of $6.1 million have been recorded to date, including a nominal amount recorded during the first quarter of fiscal 2009.

As of September 2, 2008, we remain primarily liable for five SRG leases which cover closed restaurants. Scheduled cash payments for rent remaining on these five leases at September 2, 2008 totaled $1.8 million. Because many of these restaurants were located in malls, we may be liable for other charges such as common area maintenance and property taxes. In addition to the scheduled remaining payments, we believe an additional $0.7 million for previously scheduled rent and related payments on these leases had not been paid as of September 2, 2008. As of September 2, 2008, we had recorded an estimated liability of $2.0 million based on the five SRG unsettled claims to date. We made payments of $0.2 million on the currently unresolved leases during the first quarter of fiscal 2009.

During fiscal 1996, our shareholders approved the distribution (the “Distribution”) of our family dining restaurant business (MFC) and our health care food and nutrition services business (MHC). Subsequently, Piccadilly acquired MFC and Compass acquired MHC. Prior to the Distribution, we entered into various guarantee agreements with both MFC and MHC, most of which have expired. As agreed upon at the time of the Distribution, we have been contingently liable for (1) payments to MFC and MHC employees retiring under (a) MFC’s and MHC’s versions of the Management Retirement Plan and the Executive Supplemental Pension Plan (the two non-qualified defined benefit plans) for the accrued benefits earned by those participants as of March 1996, and (b) funding obligations under the Retirement Plan maintained by MFC and MHC following the Distribution (the qualified plan) until 2004, and (2) payments due on certain workers’ compensation claims.

On October 29, 2003, Piccadilly filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court in Fort Lauderdale, Florida. In addition, on March 4, 2004, Piccadilly withdrew as a sponsor of the Retirement Plan with the approval of the bankruptcy court. Because we and MHC were, at the time, the remaining sponsors of the Retirement Plan, both RTI and MHC are jointly and severally required to make contributions to the Retirement Plan, or any successor plan, in such amounts as are necessary to satisfy all benefit obligations under the Retirement Plan.

Assets and obligations attributable to MHC participants, as well as the participants formerly with MFC, who were allocated to Compass following the bankruptcy, were spun out of the Retirement Plan effective June 30, 2006. Following Compass’s withdrawal, we remained the sole sponsor of the Retirement Plan.

As of September 2, 2008, we have received partial settlements of the Piccadilly bankruptcy totaling $2.0 million to date. We hope to recover further amounts upon final settlement of the bankruptcy although further payments, if any, are expected to be insignificant. The actual amount we may be ultimately required to pay towards the divestiture guarantees could be lower if there is any further recovery in the bankruptcy proceeding, or could be higher if more valid participants are identified or if actuarial assumptions are proven inaccurate.

We estimated our divestiture guarantees related to MHC at September 2, 2008 to be $3.3 million for employee benefit plans. In addition, we remain contingently liable for MHC’s portion (estimated to be $2.4 million) of the MFC employee benefit plan liability for which MHC is currently responsible under the divestiture guarantee agreements. We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

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

NOTE L – FAIR VALUE MEASUREMENTS

We adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”) for our financial assets and liabilities on June 4, 2008. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a three-level fair value hierarchy to prioritize the inputs used to measure the fair value of assets or liabilities. These levels are:

•	Level 1 – Observable inputs such as quoted prices in active markets for identical assets or liabilities;
•	Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 – Unobservable inputs which require the reporting entity to develop its own assumptions.

As of September 2, 2008, our financial assets and liabilities that are measured at fair value on a recurring basis consist of the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (the “Deferred Compensation Plan”) and the Ruby Tuesday, Inc. Restated Deferred Compensation Plan (the “Predecessor Plan”). The Deferred Compensation Plan and Predecessor Plan are unfunded, non-qualified deferred compensation plans for eligible employees. Assets earmarked to pay benefits under the Deferred Compensation Plan and

Predecessor Plan are held by a rabbi trust. As of September 2, 2008, the assets and liabilities of these plans approximated $16.4 million, which are included in prepaid and other expenses, other assets, accrued liabilities-payroll and related costs, and other deferred liabilities in the Condensed Consolidated Balance Sheets, except for the investment in RTI common stock and related liability payable in RTI common stock of $2.8 million, which are reflected in Shareholders’ Equity in the Condensed Consolidated Balance Sheets as these are considered treasury shares and reported at cost. Investments other than the investment in RTI common stock are reported at fair value as determined using observable market prices from active markets, which represents level 1 in the SFAS 157 hierarchy.

NOTE M – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted in Fiscal 2009

In September 2006, the FASB issued SFAS 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). SFAS 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit pension and postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. We adopted this requirement of SFAS 158 as of June 5, 2007. SFAS 158 also requires companies to measure the funded status of pension and postretirement plans as of the date of a company’s fiscal year ending after December 31, 2008 (our current fiscal year). Prior to fiscal 2009, our plans had measurement dates that did not coincide with our fiscal year end. Accordingly, we adopted this requirement of SFAS 158 on June 4, 2008. The impact of the transition resulted in a $0.4 million charge, net of tax, to retained earnings and a $0.1 million increase, net of tax, to accumulated other comprehensive income, representing changes in the benefit obligations and fair value of plan assets during the transition period.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The adoption of SFAS 159 on June 4, 2008 had no impact on our Condensed Consolidated Financial Statements.

In March 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-10 (“EITF 06-10”), “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements”. EITF 06-10 provides guidance on an employers’ recognition of a liability and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods and the asset in collateral assignment split-dollar life insurance arrangements. We adopted EITF 06-10 on June 4, 2008. The adoption of EITF 06-10 resulted in a charge of $0.4 million, net of tax, to retained earnings.

Accounting Pronouncements Not Yet Adopted

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

In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. We adopted the provisions of SFAS 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements, on June 4, 2008. See Note L to our Condensed Consolidated Financial Statements for further information. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” which permits a one-year deferral for the implementation of the provisions of SFAS 157 with regard to non-financial assets and liabilities that are not carried at fair value on a recurring basis in financial statements. We are currently evaluating the impact of SFAS 157 on our Condensed Consolidated Financial Statements and intend to defer adoption of SFAS 157 until fiscal 2010 for such items.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

General:

Ruby Tuesday, Inc., including its majority-owned subsidiaries (“RTI”, the “Company,” “we” and/or “our”), owns and operates Ruby Tuesday® casual dining restaurants and one Wok Hay restaurant, an Asian concept located in Knoxville, Tennessee. We also franchise the Ruby Tuesday concept in selected domestic and international markets. As of September 2, 2008 we owned and operated 715, and franchised 226, Ruby Tuesday restaurants. Ruby Tuesday restaurants can now be found in 45 states, the District of Columbia, 14 foreign countries, Puerto Rico, and Guam.

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

Our first priority was to improve our food with an emphasis on Uncompromising Freshness and Quality. Our Gracious Hospitality initiative comprised upgrading our team selection, image, and performance standards. In fiscal 2008, we completed the reimaging of our Company-owned restaurants, creating a fresh, new, updated look for our restaurants and accomplishing our objective of having 5-Star Facilities. Completion of the reimaging program resulted in the strategic repositioning of our brand and put us in position to deliver on our mission of delivering a memorable, high-quality casual dining experience with Compelling Value.

While we were in the process of implementing our brand strategies, consumer spending came under pressure for a variety of reasons, and the casual dining segment of the restaurant industry has experienced a difficult operating environment. These factors have contributed to declines in same-restaurant sales and our not meeting our targeted financial results for the last two years, even though our measures of guest satisfaction have shown increases.

Our same-restaurant sales for Company-owned restaurants declined 10.8% and our diluted earnings per share declined 95.2% in the first quarter of fiscal 2009. Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we discuss our fiscal 2009 first quarter financial results in detail as well as provide insight for the same quarter of the prior fiscal year. We remind you, that, in order to best obtain an understanding of our financial performance during the last three fiscal years, this MD&A section should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes.

We remain committed to increasing shareholder value and have set the following financial goals for the remainder of fiscal 2009 and beyond:

•

Get more from our existing restaurants. Our principal focus is to grow same-restaurant sales (same-restaurants are defined as those that have been open at least 18 months) and average annual sales per restaurant, with long-term targets of 2-3% annual growth and $2.4 million, respectively. As shown later in this MD&A section, our average annual sales per restaurant for Company-owned restaurants was $1.9 million for the rolling twelve-month period ended September 2, 2008. Our first priority is to stabilize same-restaurant sales and arrest the current decline. To achieve this, we will continue to focus on our core brand strategies that appear to be successful in improving customer satisfaction. We will continue to increase consumer awareness about the new Ruby Tuesday brand through a combination of media advertising and local marketing initiatives. Now that each element of the brand compliments the others, we believe we are in a position to more effectively communicate our changes to our guests. If our execution of our brand strategies leads to success in maintaining our current customers and the advertising and marketing initiatives draw in new customers, we believe we can grow same-restaurant sales and average annual restaurant volumes.

•	Lower our costs. We constantly strive to reduce our cost of doing business at both the corporate and restaurant levels without having a negative impact on quality or our guests’ experience.

•

Generate free cash flow and improve our balance sheet. Because of our leverage, we are highly focused on maximizing our cash flow. If we are successful in stabilizing same-restaurant sales and maintaining or lowering our costs, we should generate substantial cash flow. Furthermore, our capital requirements are relatively modest as we anticipate only adding approximately four restaurants this year, and our maintenance capital spending needs are low because we have remodeled virtually all the Company-owned restaurants within the last year. We define “free cash flow” to be the net amount remaining when purchases of property and equipment are subtracted from net cash provided by operating activities. We anticipate total capital spending in fiscal 2009 to be approximately $23-25 million, down from $117 million in fiscal 2008. We also estimate we will generate $80-90 million of free cash flow in fiscal 2009, of which $31 million was generated in the first quarter. A substantial portion of our fiscal 2009 free cash flow, including all of the free cash flow generated in the first quarter, will be dedicated to the reduction of debt. Similarly, free cash flow generated in the next few years following fiscal 2009 will also be used to reduce debt. Our objective is to reduce debt as quickly as possible to the point where the payment of dividends and share repurchases will no longer be restricted by our loan agreements. We are also evaluating other ways we could reduce bank debt and strengthen our balance sheet.

Results of Operations:

The following is an overview of our results of operations for the 13-week period ended September 2, 2008:

Net income decreased to $0.3 million for the 13 weeks ended September 2, 2008 compared to $11.1 million for the same quarter of the previous year. Diluted earnings per share for the fiscal quarter ended September 2, 2008 decreased to $0.01 compared to $0.21 for the corresponding period of the prior year as a result of a decrease in net income as discussed below, partially offset by fewer outstanding shares.

During the 13 weeks ended September 2, 2008:

●	Two Company-owned Ruby Tuesday restaurants were opened;
●	Eight Company-owned Ruby Tuesday restaurants were closed;
●	Four franchise restaurants were opened and two were closed; and
●	Same-restaurant sales at Company-owned restaurants decreased 10.8%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants decreased 7.9%.

The following table sets forth selected restaurant operating data as a percentage of total revenue, except where otherwise noted, for the periods indicated. All information is derived from our Condensed Consolidated Financial Statements included in this Form 10-Q.

	Thirteen weeks ended
	September 2	September 4,
	2008	2007
Revenue:
Restaurant sales and operating revenue	99.1%	98.9%
Franchise revenue	0.9	1.1
Total revenue	100.0	100.0
Operating costs and expenses:
Cost of merchandise (1)	27.3	27.0
Payroll and related costs (1)	34.2	32.1
Other restaurant operating costs (1)	21.9	19.5
Depreciation and amortization (1)	6.3	6.9
Loss from Specialty Restaurant Group, LLC bankruptcy	0.0	0.0
Selling, general and administrative, net	8.1	8.6
Equity in (earnings)/losses of unconsolidated franchises	(0.2)	0.2
Interest expense, net	3.0	2.0
Income before income taxes	0.1	4.6
Provision for income taxes	0.0	1.4
Net income	0.1%	3.2%

(1)	As a percentage of restaurant sales and operating revenue.

The following table shows year-to-date Company-owned and franchised Ruby Tuesday concept restaurant openings and closings, and total Ruby Tuesday concept restaurants as of the end of fiscal 2009 and 2008’s first fiscal quarter.

	Thirteen weeks ended
	September 2, 2008	September 4, 2007
Company –owned:
Beginning of quarter	721	680
Opened	2	4
Acquired from franchisees	–	11
Closed	(8)	(4)
End of quarter	715 *	691 *

Franchise:
Beginning of quarter	224	253
Opened	4	3
Sold to RTI	–	(11)
Closed	(2)	(1)
End of quarter	226	244

* Excludes one Wok Hay restaurant which was acquired in June 2007.

We estimate that two additional Company-owned Ruby Tuesday restaurants and one Wok Hay restaurant will be opened during the remainder of fiscal 2009.

We expect our domestic and international franchisees to open approximately 15 to 18 additional Ruby Tuesday restaurants during the remainder of fiscal 2009.

Revenue

RTI’s restaurant sales and operating revenue for the 13 weeks ended September 2, 2008 decreased 6.3% to $321.2 million compared to the same period of the prior year. This decrease primarily resulted from a 10.8% decrease in same-restaurant sales, lower overall average restaurant volumes, offset by a net increase of 24 restaurants from the same quarter of the prior year. The decrease in same-restaurant sales is partially attributable to reductions in customer counts, due to consumer pressures such as rising fuel prices, at a time concurrent with our move toward the higher end of casual dining. We also believe that other factors contributing to the decline include the loss of some of our customers who do not feel as comfortable in our re-imaged restaurants, the impact of heavy price-focused advertising by some of our traditional competitors, and leveling of sales growth in the casual dining segment of the restaurant industry resulting from the growth of supply outpacing that of demand.

Franchise revenue for the 13 weeks ended September 2, 2008 decreased 26.8% to $2.8 million compared to the same period of the prior year. Franchise revenue is predominately comprised of domestic and international royalties, which totaled $2.6 million and $3.7 million for the 13-week periods ended September 2, 2008 and September 4, 2007, respectively. This decrease is due to a decrease in royalties from domestic franchisees as a result of a decrease in same-restaurant sales for domestic franchise Ruby Tuesday restaurants of 7.9% in the first fiscal quarter of fiscal 2008, temporarily reduced royalty rates for certain franchisees, and the acquisitions of franchisees in the prior year.

Under our accounting policy, we do not recognize franchise fee revenue for any franchise partnership with negative cash flows at times when the negative cash flows are deemed to be anything other than temporary and the franchise has either borrowed directly from us or through a facility for which we provide a guarantee. Accordingly, we have deferred recognition of a portion of franchise revenue from certain franchise partnerships. Unearned income for franchise fees was $1.3 million and $3.4 million as of September 2, 2008 and June 3, 2008, respectively, which are included in other deferred liabilities and/or accrued liabilities – rent and other in the Condensed Consolidated Balance Sheets. The reduction in unearned income is primarily attributable to fee rebates given to certain franchise partnerships during the first quarter of fiscal 2009. These franchise fee rebates were recognized by the franchise partnerships as income. For 50%-owned franchise partnerships, these rebates created income of $0.7 million which is included in Equity in (earnings)/losses of unconsolidated franchises in the Condensed Consolidated Statement of Income for the thirteen weeks ended September 2, 2008, as discussed below.

Pre-tax Income

Pre-tax income decreased to $0.4 million for the 13 weeks ended September 2, 2008, over the corresponding period of the prior year. This decrease is primarily due to a decrease of 10.8% in same-restaurant sales at Company-owned restaurants combined with increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of cost of merchandise, payroll and related costs, other restaurant operating costs, and interest expense, net. These higher costs were offset by lower, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, depreciation and selling, general and administrative expenses, net. In the paragraphs which follow, we discuss in more detail the components of the decrease in pre-tax income for the 13-week period ended September 2, 2008, as compared to the comparable period in the prior year.

Cost of Merchandise

Cost of merchandise decreased 5.5% to $87.6 million for the 13 weeks ended September 2, 2008, over the corresponding period of the prior year. As a percentage of restaurant sales and operating revenue, cost of merchandise increased from 27.0% to 27.3%. This increase is due to increased food and beverage costs as a result of offering higher quality menu items as part of our strategy to offer compelling value to our guests. Enhancements made since the first quarter of the prior year include increasing the size of steak with the sirloin and jumbo-lump crab cake entrée and offering shrimp promotions to our guests during the current quarter. Additionally, we utilized direct mail and freestanding insert coupons for various promotions during the current quarter. These promotions had the impact of reducing our average food check and increasing the related food cost as a percentage of restaurant sales and operating revenue. Wine cost also increased as we transitioned to higher grade premium wines since the first quarter of the prior year.

Payroll and Related Costs

Payroll and related costs decreased 0.1% to $109.8 million for the 13 weeks ended September 2, 2008, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, payroll and related costs increased from 32.1% to 34.2%. This increase is primarily due to higher hourly labor relating to the rollout of the quality service specialist program during the second quarter of the prior year, minimum wage increases in several states since the first quarter of the prior year, and higher management labor due to loss of leveraging with lower sales volumes.

Other Restaurant Operating Costs

Other restaurant operating costs increased 5.4% to $70.5 million for the 13-week period ended September 2, 2008, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, these costs increased from 19.5% to 21.9%. The increase is due to higher utility costs, primarily electricity, higher asset impairment charges ($1.7 million in fiscal 2009 as compared to $0.4 million in fiscal 2008), a decrease of $1.5 million in gains on the sale of property, and higher rent and lease required expenses as a result, in part, of franchise partnership acquisitions since the first quarter of the prior year.

Depreciation and Amortization

Depreciation and amortization decreased 14.7% to $20.1 million for the 13-week period ended September 2, 2008, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, these expenses decreased from 6.9% to 6.3% primarily due to accelerated depreciation in the prior year ($3.9 million) for restaurants re-imaged as part of our re-imaging initiative.

Selling, General and Administrative Expenses, Net

Selling, general and administrative expenses, net of support service fee income totaling $1.8 million, decreased 11.7% to $26.3 million for the 13-week period ended September 2, 2008, as compared to the corresponding period in the prior year. As a percentage of total operating revenue, these expenses decreased from 8.6% to 8.1%. The percentage decrease is primarily a result of a $1.1 million reduction in cable television advertising due to less air time and a decrease in management labor ($0.9 million), partially offset by a $0.8 million decrease in support service fee income.

Equity in (Earnings)/Losses of Unconsolidated Franchises

Our equity in the earnings of unconsolidated franchises was $0.5 million for the 13 weeks ended September 2, 2008, as compared to a loss of $0.8 million for the corresponding period in the prior year. The increase in earnings is attributable to higher profits at the six 50%-owned franchise partnerships and the acquisition of two franchise partnerships since the first quarter of the prior year. The increased earnings primarily resulted from reduced fees charged to four of the six 50%-owned partnerships as compared to the prior year, along with rebates from RTI for $0.7 million of fees charged in fiscal 2008.

As of September 2, 2008, we held 50% equity investments in each of six franchise partnerships, which collectively operate 72 Ruby Tuesday restaurants. As of September 4, 2007, we held 50% equity investments in each of seven franchise partnerships, which then collectively operated 82 Ruby Tuesday restaurants.

Interest Expense, Net

Net interest expense increased $2.7 million for the 13 weeks ended September 2, 2008, as compared to the corresponding period in the prior year, primarily due to higher average debt outstanding resulting from the acquisition of two franchise partnerships since the first quarter of the prior year and higher rates on certain of our restructured debt as discussed in the “Liquidity and Capital Resources” section following.

Provision for Income Taxes

The effective tax rate for the current quarter was 21.3%, down from 29.9% for the same period of the prior year. The effective income tax rate decreased as a result of the impact of tax credits, which remained consistent as compared to the prior year or increased, and a decrease in taxable income offset by settlements of audits in the prior year.

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

At September 2, 2008, we had 43 restaurants that had been open more than one year with rolling 12 month negative cash flows. Of these 43 restaurants, four had previously been impaired to salvage value. We reviewed the plans to improve cash flows at each of the other 39 restaurants and concluded that impairments existed at fourteen of these restaurants. Impairment charges of $1.4 million were recorded during the quarter for restaurants open as of September 2, 2008. Should sales at these restaurants not improve within a reasonable period of time, further impairment charges are possible. Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs, salvage value, and sublease income. Accordingly, actual results could vary significantly from our estimates. In addition to the above, impairments totaling $0.3 million were recorded during the first quarter of fiscal 2009 on non-operating assets, including those classified as held for sale in our September 2, 2008 Condensed Consolidated Balance Sheet.

Our goodwill, which totaled $18.9 million at September 2, 2008, is not amortized. We perform tests for impairment annually, or more frequently if events or circumstances indicate it might be impaired. Impairment tests for goodwill include comparing the fair value of the respective reporting unit with its carrying value, including goodwill. We use a variety of methodologies in conducting these impairment assessments, including cash flow analyses that are consistent with the assumptions we believe hypothetical marketplace participants would use, estimates of sales proceeds and other measures, such as fair market price of our common stock, as evidenced by closing trade price. Where applicable, we use an appropriate discount rate that is commensurate with the risk inherent in the projected cash flows. If market conditions at either the restaurant store level or system-wide deteriorate, or if operating results decline unexpectedly, we may be required to record additional impairment charges.

Franchise Accounting

Equity Method Accounting

As of September 2, 2008, we were the franchisor of 121 franchise partnership Ruby Tuesday restaurants and 105 traditional domestic and international franchised restaurants. Based on an analysis prepared using financial information obtained, when necessary, from the franchise entities, we concluded that, for all periods presented, we were not required to consolidate any of the franchise entities under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46R”). This conclusion was based on our determination that the franchise entities met the criteria to be considered “businesses,” and therefore were not subject to consolidation due to the “business scope exception” of FIN 46R.

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

At September 2, 2008, the allowance for doubtful notes was $3.4 million, substantially all of which is allocated to the $6.4 million of debt due from six franchisees that, for the most recent reporting period, have either reported coverage ratios below the required levels with certain of their third party debt, or reported ratios above the required levels, but for an insufficient amount of time. With the exception of amounts borrowed under one current and two former credit facilities for franchise partnerships (see Note L to the Condensed Consolidated Financial Statements for more information), the third party debt referred to above is not guaranteed by RTI. We believe that payments are being made by these franchisees in accordance with the terms of these debts.

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

Income Tax Valuation Allowances and Tax Accruals

We record deferred tax assets for various items. As of September 2, 2008, we have concluded that it is more likely than not that the future tax deductions attributable to our deferred tax assets will be realized and therefore no valuation allowance has been recorded.

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

Liquidity and Capital Resources:

Cash and cash equivalents decreased by $7.3 million and $17.6 million during the first 13 weeks of fiscal 2009 and 2008, respectively. The change in cash and cash equivalents is as follows (in thousands):

	Thirteen weeks ended
	September 2,	September 4,
	2008	2007
Cash provided by operating activities	$37,164	$40,949
Cash used by investing activities	(4,206)	(39,103)
Cash used by financing activities	(40,231)	(19,426)
Decrease in cash and cash equivalents	$(7,273)	$(17,580)

Operating Activities

Cash provided by operating activities for the first 13 weeks of fiscal 2009 decreased 9.2% to $37.2 million due to lower net income and depreciation expense, offset by a decrease in receivables and an increase in accounts payable, accrued and other liabilities, higher asset impairment charges, and changes in deferred taxes. The decrease in depreciation expense is primarily due to accelerated depreciation ($3.9 million) in the first quarter of the prior year for restaurants re-imaged as part of our re-imaging initiative. The increase in cash associated with changes in receivables for the 13-weeks ended September 2, 2008 is attributable to collection of proceeds associated with a company-owned life insurance policy claim. The increase in accounts payable, accrued and other liabilities for the 13-weeks ended September 2, 2008 is attributable to higher accrued payroll due to the timing of pay periods and increased accrued marketing costs.

Our working capital deficiency and current ratio as of September 2, 2008 were $32.3 million and 0.7:1, respectively. As is common in the restaurant industry, we carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset) or debt reduction (a long-term liability) and receivable and inventory levels are generally not significant.

Investing Activities

We require capital principally for the maintenance and upkeep of our existing restaurants, limited new restaurant construction, investments in technology, equipment, remodeling of existing restaurants, and on occasion for the acquisition of franchisees or other restaurant concepts. Property and equipment expenditures for the 13 weeks ended September 2, 2008 were $6.2 million, which is $32.0 million less than property and equipment expenditures during the same period of the prior year due to $17.4 million of capital expenditures in the same fiscal quarter of the prior year relating to the re-imaging of our restaurants and fewer openings in the current year.

Capital expenditures for the remainder of the fiscal year are budgeted to be approximately $15.0 million to $20.0 million based on our planned improvements for existing restaurants and our expectation that we will open approximately two Company-owned Ruby Tuesday restaurants and one Wok Hay restaurant during the remainder of fiscal 2009. We intend to fund capital expenditures for Company-owned restaurants with cash provided by operations.

Financing Activities

Historically, our primary sources of cash have been operating activities and proceeds from stock option exercises and refranchising transactions. When these alone have not provided sufficient funds for both our capital and other needs, we have obtained funds through the issuance of indebtedness. Our current borrowings and credit facilities are summarized below.

On November 19, 2004, we entered into a five-year revolving credit agreement (the “Credit Facility”) to provide capital for general corporate purposes. On February 28, 2007, we amended and restated our Credit Facility such that the aggregate amount we may borrow increased to $500.0 million. This amount included a $50.0 million subcommitment for the issuance of standby letters of credit and a $50.0 million subcommitment for swingline loans. Due to concerns that at some point in the future we might not be in compliance with certain of our debt covenants, we entered into an additional amendment of the amended and restated Credit Facility on May 21, 2008.

The May 21, 2008 amendment to the Credit Facility, as well as a similarly-dated amendment and restatement of the notes issued in the Private Placement as discussed below, eased financial covenants regarding minimum fixed charge coverage ratio and maximum funded debt ratio. We are currently in compliance with our debt covenants. In exchange for the new covenant requirements, in addition to higher interest rate spreads and mandatory reductions in capacity and/or prepayments of principal, the amendments also imposed restrictions on future capital expenditures and require us to achieve certain leverage thresholds for two consecutive fiscal quarters before we may pay dividends or repurchase any of our stock.

Following the May 21, 2008 amendment to the Credit Facility, through a series of scheduled quarterly and other required reductions, our original $500.0 million capacity has been reduced, as of September 2, 2008, to $475.0 million. We expect the capacity of the Credit Facility to be further reduced by an estimated $28.0 million to $32.0 million during the remainder of fiscal 2009.

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

Under the terms of the Credit Facility, we had borrowings of $378.6 million with an associated floating rate of interest of 5.97% at September 2, 2008. As of June 3, 2008, we had $414.4 million outstanding with an associated floating rate of interest of 5.86%. After consideration of letters of credit outstanding, the Company had $80.1 million available under the Credit Facility as of September 2, 2008. The Credit Facility will mature on February 23, 2012.

On April 3, 2003, we issued notes totaling $150.0 million through a private placement of debt (the “Private Placement”). On May 21, 2008, given similar circumstances as those with the Credit Facility discussed above, we entered into an amendment of the notes issued in the Private Placement. The May 21, 2008 amendment requires us to offer quarterly and other prepayments, which predominantly consist of semi-annual prepayments to be determined based upon excess cash flows as defined in the Private Placement.

At September 2, 2008, the Private Placement consisted of $81.4 million in notes with an interest rate of 8.19% (the “Series A Notes”) and $60.5 million in notes with an interest rate of 8.92% (the “Series B Notes”). The Series A Notes and Series B Notes mature on April 1, 2010 and April 1, 2013, respectively. During the first quarter of fiscal 2009, we offered, and our noteholders accepted, principal prepayments of $1.5 million and $1.9 million on the Series A and B Notes, respectively. We estimate that we will offer prepayments totaling $15.1 million during the next twelve months. Accordingly, we have classified $15.1 million as current as of September 2, 2008. The $15.1 million includes four quarterly offers of $2.0 million each, one required offer of $1.4 million, and additional amounts to be determined based upon excess cash flows.

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

During the remainder of fiscal 2009, we expect to fund operations, capital expansion, and any purchase of franchise partnership equity, from operating cash flows, our Credit Facility, and operating leases.

Share Repurchases

From time to time our Board of Directors has authorized the repurchase of shares of our common stock as a means to return excess capital to our shareholders. The timing, price, quantity and manner of the purchases can be made at the discretion of management, depending upon market conditions and the restrictions contained in our loan agreements. We did not repurchase any shares during the first quarter of fiscal 2009. Although 7.9 million shares remained available for purchase under existing programs at September 2, 2008, our loan agreements prohibit the repurchase of our common stock until we achieve certain leverage thresholds for two consecutive fiscal quarters. Were we to achieve these leverage thresholds, the repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Significant Contractual Obligations and Commercial Commitments

Long-term financial obligations were as follows as of September 2, 2008 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Notes payable and other long-term debt, including
current maturities (a)	$44,766	$4,397	$9,256	$9,835	$21,278
Revolving credit facility (a)	378,600	–	18,009	360,591	–
Unsecured senior notes (Series A and B) (a)	141,846	15,059	93,402	33,385	–
Interest (b)	53,474	14,164	21,438	9,885	7,987
Operating leases (c)	436,970	44,624	78,567	68,732	245,047
Purchase obligations (d)	167,221	76,894	51,492	24,868	13,967
Pension obligations (e)	30,530	3,612	12,985	7,277	6,656
Total (f)	$1,253,407	$158,750	$285,149	$514,573	$294,935

(a)	See Note G to the Condensed Consolidated Financial Statements for more information.
(b)

Amounts represent contractual interest payments on our fixed-rate debt instruments. Interest payments on our variable-rate revolving credit facility and variable-rate notes payable with balances of $378.6 million and $3.3 million, respectively, as of September 2, 2008 have been excluded from the amounts shown above, primarily because the balance outstanding under our revolving credit facility, described further in Note G of the Condensed Consolidated Financial Statements, fluctuates daily. Additionally, the amounts shown above include interest payments on the Series A and B Notes at the current interest rates of 8.19% and 8.92%, respectively. These rates could be different in the future based upon certain leverage ratios.

(c)

This amount includes operating leases totaling $18.7 million for which sublease income of $18.7 million from franchisees or others is expected. Certain of these leases obligate us to pay maintenance costs, utilities, real estate taxes, and insurance, which are excluded from the amounts shown above. See Note F to the Condensed Consolidated Financial Statements for more information.

(d)	The amounts for purchase obligations include commitments for food items and supplies, construction projects, and other miscellaneous commitments.
(e)	See Note J to the Condensed Consolidated Financial Statements for more information.
(f)

This amount excludes $4.3 million of unrecognized tax benefits under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” due to the uncertainty regarding the timing of future cash outflows associated with such obligations.

Commercial Commitments (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Letters of credit (a)	$ 16,314	$ 16,314	$ –	$ –	$ –
Franchisee loan guarantees (a)	46,922	42,787	3,470	665	–
Divestiture guarantees	6,771	178	381	395	5,817
Total	$ 70,007	$ 59,279	$ 3,851	$ 1,060	$ 5,817
(a)

Includes a $4.1 million letter of credit which secures franchisees’ borrowings for construction of restaurants being financed under a franchise loan facility. The franchise loan guarantee of $46.9 million also shown in the table excludes the guarantee of $4.1 million for construction to date on the restaurants being financed under the facility.

See Note K to the Condensed Consolidated Financial Statements for more information.

Off-Balance Sheet Arrangements

See Note K to the Condensed Consolidated Financial Statements for information regarding our franchise partnership and divestiture guarantees.

Accounting Pronouncements Adopted in Fiscal 2009

In September 2006, the FASB issued SFAS 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). SFAS 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit pension and postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. We adopted this requirement of SFAS 158 as of June 5, 2007. SFAS 158 also requires companies to measure the funded status of pension and postretirement plans as of the date of a company’s fiscal year ending after December 31, 2008 (our current fiscal year). Prior to fiscal 2009, our plans had measurement dates that did not coincide with our fiscal year end. Accordingly, we adopted this requirement of SFAS 158 on June 4, 2008. The impact of the transition resulted in a $0.4 million, net of tax, charge to retained earnings and an increase of $0.1 million, net of tax, to accumulated other comprehensive income, representing changes in the benefit obligations and fair value of plan assets during the transition period.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The adoption of SFAS 159 on June 4, 2008 had no impact on our Condensed Consolidated Financial Statements.

In March 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-10 (“EITF 06-10”), “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements”. EITF 06-10 provides guidance on an employers’ recognition of a liability and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods and the asset in collateral assignment split-dollar life insurance arrangements. We adopted EITF 06-10 on June 4, 2008. The adoption of EITF 06-10 resulted in a charge of $0.4 million, net of tax, to retained earnings.

Accounting Pronouncements Not Yet Adopted

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

In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. We adopted the provisions of SFAS 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements, on June 4, 2008. See Note L to our Condensed Consolidated Financial Statements for further information. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” which permits a one-year deferral for the implementation of the provisions of SFAS 157 with regard to non-financial assets and liabilities that are not carried at fair value on a recurring basis in financial statements. We are currently evaluating the impact of SFAS 157 on our Condensed Consolidated Financial Statements and intend to defer adoption of SFAS 157 until fiscal 2010 for such items.

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

Known Events, Uncertainties and Trends:

Financial Strategy and Stock Repurchase Plan

Our financial strategy is to utilize a prudent amount of debt, including operating leases, letters of credit, and any guarantees, to minimize the weighted average cost of capital while allowing financial flexibility and maintaining the equivalent of an investment-grade bond rating. This strategy has periodically allowed us to repurchase RTI common stock. During the fiscal quarter ended September 2, 2008, we repurchased no shares of RTI common stock. The total number of remaining shares authorized to be repurchased, as of September 2, 2008, is approximately 7.9 million. This amount reflects repurchase authorizations of 5.0 million and 6.5 million shares approved by our Board of Directors on January 9, 2007 and July 11, 2007, respectively. To the extent not funded with cash from operating activities and proceeds from stock option exercises, additional repurchases, if any, may be funded by borrowings. However, as previously discussed, under the terms of the amendment to the Credit Facility and the amendment and restatement of the Private Placement, we may not engage in the repurchase of our stock until we achieve certain leverage thresholds for two consecutive fiscal quarters. Were we to achieve these leverage thresholds, the repurchase of shares in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Dividends

During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to our shareholders. As noted above, following the amendment to the Credit Facility and the amendment and restatement of the Private Placement we may not pay a dividend until we achieve certain leverage thresholds for two consecutive fiscal quarters. Were we to achieve these leverage thresholds, the payment of a dividend in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future.

Franchising and Development Agreements

Our agreements with franchise partnerships allow us to purchase an additional 49% equity interest for a specified price. We have chosen to exercise that option in situations in which we expect to earn a return similar to or better than that which we expect when we invest in new restaurants. During the first quarter of fiscal 2009, we did not exercise our right to acquire an additional 49% equity interest in any franchise partnerships. We currently have a 1% ownership in seven of our 13 franchise partnerships, which collectively operated 49 Ruby Tuesday restaurants at September 2, 2008.

For the 50%-owned franchise partnerships, our franchise agreements may allow us to purchase all remaining equity interests, for an amount to be calculated based upon a predetermined valuation formula. During the first quarter of fiscal 2009, we did not exercise our right to acquire the remaining equity interests of any of our franchise partnerships. We currently have a 50% ownership in six of our 13 franchise partnerships which collectively operated 72 Ruby Tuesday restaurants at September 2, 2008.

To the extent allowable under our debt facilities, we may choose to sell existing restaurants or exercise our rights to acquire an additional equity interest in franchise partnerships during the remainder of fiscal 2009 and beyond.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices. The interest rate charged on our Credit Facility can vary based on the interest rate option we choose to utilize. Our options for the rate are the Base Rate or LIBO Rate plus an applicable margin. The Base Rate is defined to be the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.5%. The applicable margin is zero to 2.5% for the Base Rate loans and a percentage ranging from 1.0% to 3.5% for the LIBO Rate-based option. As of September 2, 2008, the total amount of outstanding debt subject to interest rate fluctuations was $381.9 million. A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of $3.8 million per year, assuming a consistent capital structure.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the

Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 2, 2008.

Changes in Internal Controls

During the fiscal quarter ended September 2, 2008, there were no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business. We provide reserves for such claims when payment is probable and estimable in accordance with Financial Accounting Standards Board Statement No. 5, “Accounting for Contingencies”. At this time, in the opinion of management, the ultimate resolution of these pending legal proceedings will not have a material adverse effect on our operations, financial position, or cash flows.

ITEM 1A.

RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended June 3, 2008 in Part I, Item 1A. Risk Factors. There have been no material changes from the risk factors previously disclosed in our Form 10-K.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the fiscal quarter ended September 2, 2008, there were no repurchases made by us or on our behalf, or by any “affiliated purchaser,” of shares of our common stock.

On January 9, 2007, our Board of Directors authorized the repurchase of an additional 5.0 million shares of our common stock under our ongoing share repurchase program. On July 11, 2007, the Board of Directors authorized the repurchase of an additional 6.5 million shares of our common stock. As of September 2, 2008, 3.6 million shares of the January 2007 authorization have been repurchased at a cost of approximately $93.7 million and there were 7.9 million shares available to be repurchased under our share repurchase program.

As previously mentioned, we entered into an amendment of the Credit Facility on May 21, 2008. Under the terms of the amendment we may not engage in the repurchase of our stock until we achieve certain leverage thresholds for two consecutive fiscal quarters. Were we to achieve these leverage thresholds, the repurchase of shares in any particular future period and the actual amounts thereof remain, however, at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

ITEM 5.

OTHER INFORMATION

We are a party to an Employment Agreement dated June 19, 1999, as amended by Amendments No.1, No. 2 and No. 3, with our Chief Executive Officer, Sandy Beall (the "Employment Agreement"). Effective as of July 18, 2008, we entered into Amendment No. 2 to the Employment Agreement with Mr. Beall primarily for the purposes of conforming the provisions of the Employment Agreement to certain requirements of Section 409A of the Internal Revenue Code and revising a portion of the severance payment formula to preserve deductibility to the Company of annual bonuses payable to Mr. Beall. Amendment No. 3 to the Employment Agreement extended the term by one month and synchronized certain pension payments with the new expiration date.

The mutual intent of the parties was to affect such revisions to the Employment Agreement without affecting any material economic difference in the compensatory arrangements reflected by the Employment Agreement prior to the adoption of Amendment No. 2. We identified an error in the revised severance benefit formula reflected by Amendment No. 2 that was not intended and is inconsistent with the limited objectives of the parties in adopting Amendment No. 2. Mr. Beall and the Company entered into Amendment No. 4 to the Employment Agreement on October 8, 2008 to conform the revised severance benefit formula so that it reflects the original intent of the parties.

ITEM 6.

EXHIBITS

The following exhibits are filed as part of this report:

  Exhibit No.

10.1	Fourth Amendment, dated as of October 8, 2008, to Employment Agreement by and between Ruby
Tuesday, Inc. and Samuel E. Beall, III.

31.1	Certification of Samuel E. Beall, III, Chairman of the Board, President, and Chief Executive Officer.

31.2	Certification of Marguerite N. Duffy, Senior Vice President, Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.

(Registrant)

Date: October 9, 2008	BY: /s/ MARGUERITE N. DUFFY —————————————— Marguerite N. Duffy Senior Vice President and Chief Financial Officer