Form 10-Q
period 2008-12-02
RUBY TUESDAY INC
filed 2009-01-09
CIK 68270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  December 2, 2008

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

52,844,974
(Number of shares of common stock, $0.01 par value, outstanding as of January 5, 2009)

RUBY TUESDAY, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.

RUBY TUESDAY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	DECEMBER 2,	JUNE 3,
	2008	2008
	(NOTE A)
Assets
Current assets:
Cash and short-term investments	$6,926	$16,032
Accounts and notes receivable, net	8,378	10,515
Inventories:
Merchandise	13,271	12,511
China, silver and supplies	9,054	8,812
Income tax receivable	12,186	7,708
Deferred income taxes	8,763	4,525
Prepaid rent and other expenses	18,385	20,538
Assets held for sale	27,940	24,268
Total current assets	104,903	104,909

Property and equipment, net	1,015,718	1,088,356
Goodwill		18,927
Notes receivable, net	2,001	1,884
Other assets	50,927	57,861

Total assets	$1,173,549	$1,271,937
Liabilities & shareholders’ equity
Current liabilities:
Accounts payable	$28,329	$26,681
Accrued liabilities:
Taxes, other than income taxes	18,649	20,532
Payroll and related costs	15,251	15,579
Insurance	6,506	6,596
Deferred revenue – gift cards	8,971	9,197
Rent and other	21,504	19,267
Current portion of long-term debt, including capital leases	18,228	17,301
Total current liabilities	117,438	115,153

Long-term debt and capital leases, less current maturities	546,701	588,142
Deferred income taxes	7,840	27,422
Deferred escalating minimum rent	43,781	42,450
Other deferred liabilities	59,773	67,252
Total liabilities	775,533	840,419

Commitments and contingencies (Note L)

Shareholders’ equity:
Common stock, $0.01 par value; (authorized: 100,000 shares;
issued: 52,845 shares at 12/02/08; 52,772 shares at 6/03/08)	528	528
Capital in excess of par value	18,912	15,081
Retained earnings	387,736	425,606
Deferred compensation liability payable in
Company stock	2,691	2,877
Company stock held by Deferred Compensation Plan	(2,691)	(2,877)
Accumulated other comprehensive loss	(9,160)	(9,697)
	398,016	431,518

Total liabilities & shareholders’ equity	$1,173,549	$1,271,937
The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	DECEMBER 2,	DECEMBER 4,	DECEMBER 2,	DECEMBER 4,
	2008	2007	2008	2007
	(NOTE A)		(NOTE A)
Revenue:

Restaurant sales and operating revenue	$287,697	$317,393	$608,913	$660,387
Franchise revenue	2,081	3,530	4,866	7,333
	289,778	320,923	613,779	667,720
Operating costs and expenses:
Cost of merchandise	78,847	89,018	166,478	181,711
Payroll and related costs	105,239	109,525	215,037	219,466
Other restaurant operating costs	64,785	68,157	133,301	134,194
Depreciation and amortization	19,326	25,140	39,455	48,733
Loss from Specialty Restaurant
Group, LLC bankruptcy	28	(7)	54	157
Selling, general and administrative,
net of support service fee income
for the thirteen and twenty-six week
periods totaling $1,515 and $3,287
in fiscal 2009 and $1,329 and $3,911
in fiscal 2008, respectively	24,815	32,734	51,075	62,487
Closures and impairments	37,207	1,629	39,185	2,479
Goodwill impairment	18,957		18,957
Equity in losses of unconsolidated
franchises	577	1,612	78	2,458
Interest expense, net	9,888	8,281	19,688	15,380
(Loss)/income before income taxes	(69,891)	(15,166)	(69,529)	655
(Benefit) for income taxes	(32,472)	(4,815)	(32,395)	(84)

Net (loss)/income	$(37,419)	$(10,351)	$(37,134)	$739

(Loss)/earnings per share:

Basic	$(0.73)	$(0.20)	$(0.72)	$0.01

Diluted	$(0.73)	$(0.20)	$(0.72)	$0.01

Weighted average shares:

Basic	51,395	51,380	51,388	51,763

Diluted	51,395	51,380	51,388	51,964

Cash dividends declared per share	$-	$-	$-	$0.25

The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	TWENTY-SIX WEEKS ENDED
	DECEMBER 2, 2008	DECEMBER 4, 2007

	(NOTE A)
Operating activities:
Net (loss)/income	$(37,134)	$739
Adjustments to reconcile net (loss)/income to net cash
provided by operating activities:
Depreciation and amortization	39,455	48,733
Amortization of intangibles	388	317
Provision for bad debts	1,765
Deferred income taxes	(23,390)	(6,969)
Loss on impairments, including disposition of assets	37,937	914
Goodwill impairment	18,957
Equity in losses of unconsolidated franchises	78	2,458
Distributions received from unconsolidated franchises		46
Share-based compensation expense	3,956	5,002
Excess tax benefit from share-based compensation		(384)
Other	934	244
Changes in operating assets and liabilities:
Receivables	305	3,144
Inventories	(1,002)	(1,636)
Income taxes	(4,478)	(6,234)
Prepaid and other assets	1,954	(5,829)
Accounts payable, accrued and other liabilities	(4,910)	38,167
Net cash provided by operating activities	34,815	78,712
Investing activities:
Purchases of property and equipment	(11,247)	(78,942)
Acquisition of franchise and other entities		(2,464)
Proceeds from disposal of assets	2,811	2,701
Insurance proceeds from property claims		511
Reductions in Deferred Compensation Plan assets	6,072	944
Other, net	(1,043)	(1,800)
Net cash used by investing activities	(3,407)	(79,050)
Financing activities:
Net (payments)/proceeds on revolving credit facility	(31,600)	46,800
Principal payments on other long-term debt	(8,914)	(13,310)
Proceeds from issuance of stock, including treasury stock		2,225
Excess tax benefits from share-based compensation		384
Stock repurchases		(39,491)
Dividends paid		(13,193)
Payments for debt issuance costs		(1,083)
Net cash used by financing activities	(40,514)	(17,668)

Decrease in cash and short-term investments	(9,106)	(18,006)
Cash and short-term investments:
Beginning of year	16,032	25,892
End of quarter	$6,926	$7,886
Supplemental disclosure of cash flow information:
Cash paid/(received) for:
Interest, net of amount capitalized	$18,168	$16,664
Income taxes, net	$(5,363)	$13,665
Significant non-cash investing and financing activities:
Retirement of fully depreciated assets	$13,581	$9,738
Reclassification of properties to assets held for sale or receivables	$12,199	$17,577
Assumption of debt and capital leases related to franchise
partnership acquisitions		$43,914
Liability for claim settlements and insurance receivables	$(494)	$(4,813)

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI”, “we” or the “Company”), owns and operates Ruby Tuesday® casual dining restaurants and two Wok Hay restaurants. We also franchise the Ruby Tuesday concept in select domestic and international markets. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the 13- and 26-week periods ended December 2, 2008 are not necessarily indicative of results that may be expected for the year ending June 2, 2009.

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

NOTE B – (LOSS)/EARNINGS PER SHARE

Basic (loss)/earnings per share is computed by dividing net (loss)/income by the weighted average number of common shares outstanding during each period presented. Diluted earnings per share gives effect to restricted stock and options outstanding during the applicable periods. The stock options and restricted shares included in the diluted weighted average shares outstanding totaled 0.2 million for the 26 weeks ended December 4, 2007.

Stock options with an exercise price greater than the average market price of our common stock and certain options and restricted stock with unrecognized compensation expense do not impact the computation of diluted (loss)/earnings per share because the effect would be anti-dilutive. In addition, due to the net loss for the 13 and 26 weeks ended December 2, 2008 and the 13 weeks ended December 4, 2007, all then outstanding share-based awards were excluded from the computation of diluted loss per share. For the 13 and 26 weeks ended December 2, 2008, there were 6.9 million unexercised stock options and 1.4 million restricted shares which were excluded from these calculations. For the 13 and 26 weeks ended December 4, 2007, there were 6.8 million and 5.7 million unexercised stock options, respectively, that were excluded from these calculations. Further, for the 13 weeks ended December 4, 2007, 0.3 million restricted shares were excluded.

NOTE C – SHARE-BASED EMPLOYEE COMPENSATION

We compensate our employees and Directors using share-based compensation through the following plans:

The Ruby Tuesday, Inc. Stock Incentive and Deferred Compensation Plan for Directors

Under the Ruby Tuesday, Inc. Stock Incentive and Deferred Compensation Plan for Directors (the “Directors’ Plan”), non-employee directors are eligible for awards of share-based incentives. Restricted shares granted under the Directors’ Plan vest in equal amounts after one, two, and three years provided the Director continually serves on the Board. Options issued under the Plan become vested after thirty months and are exercisable until five years after the grant date. Stock option exercises are settled with the issuance of new shares.

All options awarded under the Directors’ Plan have been at the fair market value at the time of grant. A Committee, appointed by the Board, administers the Directors’ Plan. At December 2, 2008, we had reserved 392,000 shares of common stock under this Plan, 261,000 of which were subject to options outstanding.

The Ruby Tuesday, Inc. 2003 Stock Incentive Plan

A Committee, appointed by the Board, administers the Ruby Tuesday, Inc. 2003 Stock Incentive Plan (“2003 SIP”), and has full authority in its discretion to determine the key employees and officers to whom share-based incentives are granted and the terms and provisions of share-based incentives. Option grants under the 2003 SIP can have varying vesting provisions and exercise periods as determined by such Committee. Options granted under the 2003 SIP vest in periods ranging from immediate to fiscal 2011, with the majority vesting 24 or 30 months following the date of grant, and the majority expiring five, but some up to ten, years after grant. Restricted shares granted to executives under the 2003 SIP in fiscal 2008 and 2009 are performance-based. The 2003 SIP permits the Committee to make awards of shares of common stock, awards of stock options or other derivative securities related to the value of the common stock, and certain cash awards to eligible persons. These discretionary awards may be made on an individual basis or for the benefit of a group of eligible persons. All options awarded under the 2003 SIP have been at the fair market value at the time of grant.

At December 2, 2008, we had reserved a total of 7,280,000 shares of common stock for the 2003 SIP, 6,454,000 of which were subject to options outstanding. Stock option exercises are settled with the issuance of new shares.

Stock Options

The following table summarizes the activity in options for the 26 weeks ended December 2, 2008 under these stock option plans (in thousands, except per-share data):

		Weighted-
		Average
	Options	Exercise Price
Balance at June 3, 2008	6,835	$ 25.36
Granted	282	6.50
Exercised	–	–
Forfeited	(402)	20.11
Balance at December 2, 2008	6,715	$ 25.00

Exercisable at December 2, 2008	4,782	$ 28.62

At December 2, 2008, there was approximately $1.9 million of unrecognized pre-tax compensation expense related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of 1.5 years.

During the first quarter of fiscal 2009, we granted approximately 200,000 stock options to certain employees under the terms of the 2003 SIP. These stock options cliff vest after thirty-months of service following grant of the award, and have a maximum life of five years. There are no performance-based vesting requirements associated with these stock options. These stock options do provide for immediate vesting if the optionee becomes eligible for retirement during the option period. For employees meeting this criterion at the time of grant, the accelerated vesting policy renders the requisite service condition non-substantive under Statement of Financial Accounting Standards No. 123(R), and we therefore fully expense the fair value of stock options awarded to retirement eligible employees on the date of grant. As a result, we recorded during the first quarter of fiscal 2009 an expense of $0.2 million related to stock options awarded on July 18, 2008 to our Chief Executive Officer (“CEO”).

During the second quarter of fiscal 2009, RTI granted approximately 82,000 stock options to non-employee directors. These stock options cliff vest after thirty-months of service following grant of the award, and have a maximum life of five years.

Restricted Stock

The following table summarizes our restricted stock activity for the 26 weeks ended December 2, 2008 (in thousands, except per-share data):

		Weighted-Average
	Restricted	Grant-Date
	Stock	Fair Value
Non-vested at June 3, 2008	1,390	$ 12.33
Granted	407	6.50
Vested	(21)	20.67
Forfeited	(334)	24.11
Non-vested at December 2, 2008	1,442	$ 7.83

The fair values of the restricted share awards reflected above were based on the fair market value of our common stock at the time of grant. At December 2, 2008, unrecognized compensation expense related to restricted stock grants expected to vest totaled approximately $1.9 million and will be recognized over a weighted average vesting period of approximately 1.7 years.

During the first quarter of fiscal 2009, RTI granted approximately 290,000 restricted shares to certain employees under the terms of the 2003 SIP. These shares vest in equal installments over one, two, and three year periods. Vesting of 279,000 of these shares, including approximately 139,000 shares which were awarded to our CEO, is also contingent upon the Company’s achievement of certain performance conditions, which are to be measured in June 2009. However, for the same reason as mentioned above in regards to our stock options, we recorded during the first quarter of fiscal 2009 an expense of $0.6 million related to restricted shares awarded on July 18, 2008 to our CEO. Should our CEO retire prior to the end of the performance period, the number of restricted shares he would receive would not be determinable until the completion of the performance period. The expense we recorded for this award was determined using a model that factored in the number of restricted shares to be awarded under a variety of scenarios.

During the second quarter of fiscal 2009, RTI granted approximately 117,000 restricted shares to non-employee directors. These shares vest in equal installments over one, two, and three year periods.

During the first quarter of fiscal 2009, the Executive Compensation and Human Resources Committee of the Board of Directors determined that the performance condition was not achieved for 267,000 restricted shares awarded in April 2007 to vest. As a result, the restricted shares were cancelled and returned to the pool of shares available for grant under the 2003 SIP.

NOTE D – ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable – current consist of the following (in thousands):

	December 2, 2008	June 3, 2008

Rebates receivable	$667	$813
Amounts due from franchisees	5,066	3,305
Other receivables	1,790	3,379
Current portion of notes receivable	2,243	4,825
	9,766	12,322
Less allowances for doubtful notes and equity
method losses	1,388	1,807
	$8,378	$10,515

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

As of December 2, 2008, other receivables consisted primarily of amounts due for third party gift card sales and insurance claims, amounts due from various landlords, and tax and license refunds. Included in other receivables at June 3, 2008 are proceeds associated with a company-owned life insurance policy claim, amounts due for third party gift card sales, and amounts due from various landlords.

Notes receivable consist of the following (in thousands):

	December 2, 2008	June 3, 2008

Notes receivable from domestic franchisees	$8,713	$9,056
Less current maturities (included in accounts and
notes receivable)	2,243	4,825
	6,470	4,231
Less allowances for doubtful notes and equity
method losses, noncurrent	4,469	2,347
Total notes receivable, net -- noncurrent	$2,001	$1,884

Notes receivable from franchise partnerships generally arose between fiscal 1997 and fiscal 2002 when Company-owned restaurants were sold to new franchise partnerships (“refranchised”). These notes, when issued at the time of commencement of the franchise partnership’s operations, generally allowed for deferral of interest during the first one to three years and required only the payment of interest for up to six years from the inception of the note. Twelve current franchisees received acquisition financing from RTI as part of the refranchising transactions. The amounts financed by RTI approximated 36% of the original purchase prices. Eight of these twelve franchisees have paid their acquisition notes in full as of December 2, 2008.

As of December 2, 2008, all the franchise partnerships were making interest and/or principal payments on a monthly basis in accordance with the currently revised terms of these notes. The notes associated with two of the franchise partnerships were restructured during the second quarter of fiscal 2009 to extend the maturity date of these notes by one year. As of December 2, 2008, these notes had balances of $1.3 million and $1.4 million and will mature on January 1, 2010 and May 10, 2010, respectively. All of the refranchising notes accrue interest at 10.0% per annum.

The allowance for doubtful notes represents our best estimate of losses inherent in the notes receivable at the balance sheet date. During the 13 and 26 weeks ended December 2, 2008, we increased the reserve by $1.4 million and $1.8 million, respectively, based on our estimate of the extent of those losses. At December 2, 2008, the allowance for doubtful notes included $4.7 million allocated to the $8.1 million of debt due from nine franchisees that, for the most recent reporting period, have either reported coverage ratios below the required levels with certain of their third party debt, or reported ratios above the required levels but for an insufficient amount of time.

Also included in the allowance for doubtful notes and equity method losses at December 2, 2008 is $1.1 million, which represents our portion of the equity method losses of three of our 50%-owned franchise partnerships which was in excess of our recorded investment in those partnerships.

NOTE E – FRANCHISE PROGRAMS

As of December 2, 2008, we held a 50% equity interest in each of six franchise partnerships which collectively operate 71 Ruby Tuesday restaurants. We apply the equity method of accounting to all 50%-owned franchise partnerships. Also, as of December 2, 2008, we held a 1% equity interest in each of seven franchise partnerships, which collectively operate 49 restaurants, and no equity interest in various traditional domestic and international franchises, which collectively operate 107 restaurants.

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

NOTE F – PROPERTY, EQUIPMENT, OPERATING LEASES AND ASSETS HELD FOR SALE

Property and equipment, net, is comprised of the following (in thousands):

	December 2, 2008	June 3, 2008
Land	$225,474	$226,029
Buildings	466,952	472,532
Improvements	443,176	458,192
Restaurant equipment	294,462	303,212
Other equipment	94,107	100,841
Construction in progress	13,269	29,755
	1,537,440	1,590,561
Less accumulated depreciation and amortization	521,722	502,205
	$1,015,718	$1,088,356

Approximately 53% of our 713 restaurants are located on leased properties. Of these, approximately 60% are land leases only; the other 40% are for both land and building. The initial terms of these leases expire at various dates over the next 20 years. These leases may also contain required increases in minimum rent at varying times during the lease term and have options to extend the terms of the leases at a rate that is included in the original lease agreement. Most of our leases require the payment of additional (contingent) rent that is based upon a percentage of restaurant sales above agreed upon sales levels for the year. These sales levels vary for each restaurant and are established in the lease agreements. We recognize contingent rental expense (in annual as well as interim periods) prior to the achievement of the specified target that triggers the contingent rental expense, provided that achievement of that target is considered probable.

Amounts included in assets held for sale at December 2, 2008 primarily consist of parcels of land upon which we have no intention to build restaurants and the Company airplane.

NOTE G – LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

	December 2, 2008	June 3, 2008

Revolving credit facility	$382,800	$414,400
Unsecured senior notes:
Series A, due April 2010	79,900	82,838
Series B, due April 2013	58,562	62,393
Mortgage loan obligations	43,493	45,622
Capital lease obligations	174	190
	564,929	605,443
Less current maturities	18,228	17,301
	$546,701	$588,142

On November 19, 2004, we entered into a five-year revolving credit agreement (the “Credit Facility”) to provide capital for general corporate purposes. On February 28, 2007, we amended and restated our Credit Facility such that the aggregate amount we may borrow increased to $500.0 million. This amount included a $50.0 million subcommitment for the issuance of standby letters of credit and a $50.0 million subcommitment for swingline loans. Due to concerns that at some point in the future we might not have been in compliance with certain of our debt covenants, we entered into an additional amendment of the amended and restated Credit Facility on May 21, 2008.

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

Following the May 21, 2008 amendment to the Credit Facility, through a series of scheduled quarterly and other required reductions, our original $500.0 million capacity has been reduced, as of December 2, 2008, to $464.6 million. We expect the capacity of the Credit Facility to be further reduced by an estimated $15.0 million to $20.0 million during the remainder of fiscal 2009.

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

Under the terms of the Credit Facility, we had borrowings of $382.8 million with an associated floating rate of interest of 5.36% at December 2, 2008. As of June 3, 2008, we had $414.4 million outstanding with an associated floating rate of interest of 5.86%. After consideration of letters of credit outstanding, the Company had $66.0 million available under the Credit Facility as of December 2, 2008. The Credit Facility will mature on February 23, 2012.

On April 3, 2003, we issued notes totaling $150.0 million through a private placement of debt (the “Private Placement”). On May 21, 2008, given similar circumstances as those with the Credit Facility discussed above, we amended and restated the notes issued in the Private Placement. The May 21, 2008 amendment requires us to offer quarterly and other prepayments, which predominantly consist of semi-annual prepayments to be determined based upon excess cash flows as defined in the Private Placement.

At December 2, 2008, the Private Placement consisted of $79.9 million in notes with an interest rate of 8.19% (the “Series A Notes”) and $58.6 million in notes with an interest rate of 8.92% (the “Series B Notes”). The Series A Notes and Series B Notes mature on April 1, 2010 and April 1, 2013, respectively. During the 26 weeks ended December 2, 2008, we offered, and our noteholders accepted, principal prepayments of $2.9 million and $3.8 million on the Series A and B Notes, respectively. We estimate that we will offer prepayments totaling $13.8 million during the next twelve months. Accordingly, we have classified $13.8 million as current as of December 2, 2008. The $13.8 million includes four quarterly offers of $2.0 million each and additional amounts to be determined based upon excess cash flows.

NOTE H – INCOME TAXES

We had a liability for unrecognized tax benefits of $5.3 million and $4.4 million as of December 2, 2008 and June 3, 2008, respectively. As of December 2, 2008 and June 3, 2008, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate was $3.5 million. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

Interest and penalties related to unrecognized tax benefits are recognized as components of income tax expense. As of December 2, 2008 and June 3, 2008, we had accrued $1.6 million and $1.3 million, respectively, for the payment of interest and penalties.

The effective tax rate for the 13- and 26-week periods ended December 2, 2008 was (46.5)% and (46.6)%, respectively, compared to (31.7)% and (12.8)%, respectively, for the corresponding periods of the prior year. The effective tax rate decreased as compared to the prior year primarily as a result of the impact of tax credits, which remained consistent as compared to the prior year or increased, and an increase in net loss, offset by settlements of audits in the prior year.

At December 2, 2008, we are no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2007, and with few exceptions, state and local examinations by tax authorities prior to fiscal year 2005.

NOTE I – COMPREHENSIVE (LOSS)/INCOME

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” (“SFAS 130”), requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net (loss)/income in accordance with U.S. generally accepted accounting principles. Items that currently impact our other comprehensive income are the pension liability adjustments and payments received in partial settlement of the Piccadilly divestiture guarantee. See Note L to the Condensed Consolidated Financial Statements for further information on the Piccadilly settlement. Amounts shown in the table below are in thousands.

	Thirteen weeks ended		Twenty-six weeks ended
	December 2,	December 4,	December 2,	December 4,
	2008	2007	2008	2007
Net (loss)/income	$(37,419)	$(10,351)	$(37,134)	$739
Pension liability reclassification, net of tax	201	419	403	419
Piccadilly settlement, net of tax	–	151	–	151
Comprehensive (loss)/income	$(37,218)	$(9,781)	$(36,731)	$1,309

NOTE J – RETIREMENT BENEFITS

We sponsor three defined benefit pension plans for active employees and offer certain postretirement benefits for retirees. A summary of each of these is presented below.

Retirement Plan

RTI, along with Morrison Fresh Cooking, Inc. (“MFC,” which was subsequently purchased by Piccadilly Cafeterias, Inc., “Piccadilly”) and Morrison Management Specialists, Inc., formerly known as Morrison Health Care, Inc. (“MHC,” which was subsequently purchased by Compass Group, PLC, “Compass”), has sponsored the Morrison Restaurants Inc. Retirement Plan (the “Retirement Plan”). Effective December 31, 1987, the Retirement Plan was amended so that no additional benefits would accrue and no new participants may enter the Retirement Plan after that date. Participants receive benefits based upon salary and length of service.

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

The ultimate amount of Piccadilly liability which RTI will absorb relative to all three defined benefit pension plans will not be known until the completion of Piccadilly’s bankruptcy proceedings. This amount could be higher or lower than the amounts accrued based on management’s estimate at December 2, 2008.

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

The following tables detail the components of net periodic benefit costs and the amounts recognized in our Condensed Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the “Pension Plans”) and the Postretirement Medical and Life Benefits plans (in thousands):

	Pension Benefits
	Thirteen weeks ended		Twenty-six weeks ended
	December 2,	December 4,	December 2,	December 4,
	2008	2007	2008	2007
Service cost	$102	$91	$204	$182
Interest cost	603	566	1,206	1,132
Expected return on plan assets	(168)	(186)	(336)	(372)
Amortization of prior service cost	82	81	164	162
Recognized actuarial loss	242	244	484	488
Net periodic benefit cost	$861	$796	$1,722	$1,592

	Postretirement Medical and Life Benefits
	Thirteen weeks ended		Twenty-six weeks ended
	December 2,	December 4,	December 2,	December 4,
	2008	2007	2008	2007
Service cost	$2	$2	$4	$4
Interest cost	21	26	42	52
Amortization of prior service cost	(16)	(2)	(32)	(4)
Recognized actuarial loss	27	24	54	48
Net periodic benefit cost	$34	$50	$68	$100

We also sponsor two defined contribution retirement savings plans. Information regarding these plans is included in our Annual Report on Form 10-K for the fiscal year ended June 3, 2008.

NOTE K – CLOSURES AND IMPAIRMENTS EXPENSE, INCLUDING GOODWILL

As discussed further in Note O to the Condensed Consolidated Financial Statements, on December 17, 2008, the Board of Directors of Ruby Tuesday, Inc. approved a plan to close approximately 40 restaurants in the third quarter of fiscal 2009 and approximately 30 locations over the next several years. The Company’s plans also call for the discounting and marketing of approximately 35-40 surplus properties and the Company airplane. In accordance with SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), we recognized as Closures and Impairments for the 13 weeks ended December 2, 2008 impairment charges totaling $34.6 million, dead site write-offs totaling $2.0 million, and $0.6 million of closed restaurant lease reserves and other adjustments.

Excluding goodwill impairment (discussed below), impairment charges for the 13 weeks ended December 2, 2008 include the following (in thousands):

Impairments for:
Restaurants scheduled to close in third quarter	$16,023
Open restaurants	9,912
Surplus properties	7,335
Company airplane	1,231
Other	87
$34,588

Closures and impairment expenses totaling $2.0 million for the 13 weeks ended September 2, 2008 and $1.6 million and $2.5 million for the 13 and 26 week periods ended December 4, 2007, respectively, were reclassified from Other Restaurant Operating Costs to Closures and Impairments in the current Condensed Consolidated Statements of Operations to ensure consistency with the current presentation. These reclassifications had no impact on net (loss)/income.

At December 2, 2008, we had 54 restaurants that had been open more than one year with rolling 12 month negative cash flows of which 45 have been impaired to salvage value. Of the nine which remained, we reviewed the plans to improve cash flows at each of the restaurants and recorded impairments as deemed appropriate. Remaining net book values of these nine restaurants are as follows (in thousands):

Five restaurants for which no impairments have been recorded	$7,730
Four restaurants for which partial impairments have been recorded	806
$8,536

Should sales at these restaurants not improve within a reasonable period of time, further impairment charges are possible. Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs, salvage value, and sublease income. Accordingly, actual results could vary significantly from our estimates.

Goodwill represents the excess of costs over the fair market value of assets of businesses acquired. We have recorded goodwill from our predecessor’s acquisition of the Ruby Tuesday concept in 1982, the acquisitions of certain franchise partnerships, and the Wok Hay acquisition. Our goodwill totaled $18.9 million at June 3, 2008. Following the guidance contained in SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we have performed tests for impairment annually, or more frequently if events or circumstances indicate it might be impaired. Indicators of potential impairment might include a decline of quoted market prices of our stock in active markets and/or continuing lower sales or operating losses. Impairment tests for goodwill require a two-step process. Under the first step, the estimation of fair value of the reporting unit is compared with its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the implied fair value of goodwill is less than its carrying value. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of our reporting unit goodwill. We have used a variety of methodologies in determining the fair value of the reporting unit, including cash flow analyses that are consistent with the assumptions we believe hypothetical marketplace participants would use, estimates of sales proceeds and other measures, such as fair market price of our common stock, as evidenced by closing trade price. Where applicable, we have used an appropriate discount rate that is commensurate with the risk inherent in the projected cash flows.

Our normal timing for the annual testing of goodwill is as of the end of our third fiscal quarter. Given our lowered stock price and declines in same-restaurant sales, we have recently been testing for impairment on a quarterly basis. The shortfall of stock price versus our carrying value in the second quarter of fiscal 2009 exceeded that of previous quarters. This, coupled with our continued decline in same-restaurant sales, overall economic conditions and the challenging environment for the restaurant industry, has led us to conclude that our goodwill was impaired. As a result, we have recorded a charge of $19.0 million ($13.9 million, net of tax) during the second quarter of fiscal 2009, representing the full value of the goodwill.

NOTE L – COMMITMENTS AND CONTINGENCIES

Guarantees

At December 2, 2008, we had certain third-party guarantees, which primarily arose in connection with our franchising and divestiture activities. The majority of these guarantees expire at various dates ending in fiscal 2013. Generally, we are required to perform under these guarantees in the event that a third-party fails to make contractual payments or, in the case of franchise partnership debt guarantees, achieve certain performance measures.

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

As of December 2, 2008, the amounts guaranteed under the Franchise Facility and the Cancelled Facilities were $47.6 million and $4.8 million, respectively. The guarantees associated with one of the Cancelled Facilities are collateralized by a $4.1 million letter of credit. As of June 3, 2008, the amounts guaranteed under the Franchise Facility and the Cancelled Facilities were $46.6 million and $4.9 million, respectively. Unless extended, guarantees under these programs will expire at various dates from November 2009 through February 2013. To our knowledge, all of the franchise partnerships are current in the payment of their obligations due under these credit facilities. We have recorded liabilities totaling $1.4 million and $0.7 million as of December 2, 2008 and June 3, 2008, respectively, related to these guarantees. This amount was determined based on amounts to be received from the franchise partnerships as consideration for the guarantees. We believe these amounts approximate the fair value of the guarantees.

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

During the second quarter of fiscal 2007, the third party owner to whom SRG had sold the Tia’s restaurants declared Chapter 7 bankruptcy. This declaration left us and/or SRG either primarily or indirectly liable for certain of the older Tia’s leases. As of December 2, 2008, we have settled almost all of the Tia’s leases. Future payments to the remaining landlords are expected to be insignificant.

On January 2, 2007, SRG closed 20 of its restaurants, 14 of which were located on properties sub-leased from RTI. Four other SRG restaurants were closed in calendar 2006. SRG filed for Chapter 11 bankruptcy on February 14, 2007.

Following the closing of the 20 SRG restaurants in January 2007, we performed an analysis of the now-closed properties in order to estimate the lease liability to be incurred from the closings. Based upon the analysis performed, charges of $6.2 million have been recorded to date, including nominal amounts recorded during the 26 weeks ended December 2, 2008.

As of December 2, 2008, we remain primarily liable for five SRG leases which cover closed restaurants. Scheduled cash payments for rent remaining on these five leases at December 2, 2008 totaled $1.5 million. Because these restaurants were located in malls, we may be liable for other charges such as common area maintenance and property taxes. In addition to the scheduled remaining payments, we believe an additional $0.8 million for previously scheduled rent and related payments on these leases had not been paid as of December 2, 2008. As of December 2, 2008, we had recorded an estimated liability of $1.8 million based on the five SRG unsettled claims to date. We made payments of $0.4 million on the currently unresolved leases during the 26 weeks ended December 2, 2008.

During fiscal 1996, our shareholders approved the distribution (the “Distribution”) of our family dining restaurant business (MFC) and our health care food and nutrition services business (MHC). Subsequently, Piccadilly acquired MFC and Compass acquired MHC. Prior to the Distribution, we entered into various guarantee agreements with both MFC and MHC, most of which have expired. As agreed upon at the time of the Distribution, we have been contingently liable for (1) payments to MFC and MHC employees retiring under (a) MFC’s and MHC’s versions of the Management Retirement Plan and the Executive Supplemental Pension Plan (the two non-qualified defined benefit plans) for the accrued benefits earned by those participants as of March 1996, and (b) funding obligations under the Retirement Plan maintained by MFC and MHC following the Distribution (the qualified plan) until 2006, and (2) payments due on certain workers’ compensation claims.

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

As of December 2, 2008, we have received partial settlements of the Piccadilly bankruptcy totaling $2.0 million to date. We hope to recover further amounts upon final settlement of the bankruptcy although further payments, if any, are expected to be insignificant. The actual amount we may be ultimately required to pay towards the divestiture guarantees could be lower if there is any further recovery in the bankruptcy proceeding, or could be higher if more valid participants are identified or if actuarial assumptions are proven inaccurate.

We estimated our divestiture guarantees related to MHC at December 2, 2008 to be $3.3 million for employee benefit plans. In addition, we remain contingently liable for MHC’s portion (estimated to be $2.4 million) of the MFC employee benefit plan liability for which MHC is currently responsible under the divestiture guarantee agreements. We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

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

NOTE M – FAIR VALUE MEASUREMENTS

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

As of December 2, 2008, our financial assets and liabilities that are measured at fair value on a recurring basis consist of the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (the “Deferred Compensation Plan”) and the Ruby Tuesday, Inc. Restated Deferred Compensation Plan (the “Predecessor Plan”). The Deferred Compensation Plan and Predecessor Plan are unfunded, non-qualified deferred compensation plans for eligible employees. Assets earmarked to pay benefits under the Deferred Compensation Plan and Predecessor Plan are held by a rabbi trust. As of December 2, 2008, the assets and liabilities of these plans approximated $11.8 million, which are included in prepaid and other expenses, other assets, accrued liabilities-payroll and related costs, and other deferred liabilities in the Condensed Consolidated Balance Sheets, except for the investment in RTI common stock and related liability payable in RTI common stock of $2.7 million, which are reflected in Shareholders’ Equity in the Condensed Consolidated Balance Sheets as these are considered treasury shares and reported at cost. Investments other than the investment in RTI common stock are reported at fair value as determined using observable market prices from active markets, which represents Level 1 in the SFAS 157 hierarchy.

NOTE N – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. We adopted the provisions of SFAS 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements, on June 4, 2008. See Note M to our Condensed Consolidated Financial Statements for further information. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” which permits a one-year deferral for the implementation of the provisions of SFAS 157 with regard to non-financial assets and liabilities that are not carried at fair value on a recurring basis in financial statements. We are currently evaluating the impact of SFAS 157 on our Condensed Consolidated Financial Statements and intend to defer adoption of SFAS 157 until fiscal 2010 for such items.

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

NOTE O – SUBSEQUENT EVENTS

As discussed in Note K to the Condensed Consolidated Financial Statements, we incurred impairment and other charges in our fiscal second quarter associated with the planned closing of approximately 40 restaurants during the third quarter of fiscal 2009 and approximately 30 restaurants over the next several years. As of the date of this filing, we have closed 28 of these restaurants. We anticipate closing approximately 12 additional restaurants prior to the end of our third fiscal quarter (March 3, 2009). Accordingly, pursuant to SFAS 146 our third quarter closures and impairments will include costs associated with lease terminations, future lease obligations, and severance charges. For the remainder of fiscal 2009, we anticipate incurring charges of approximately $10.0 million to $15.0 million in costs associated with lease terminations and approximately $0.3 million in severance benefits and other costs. The actual amount of any cash payments made by the Company for lease contract termination costs will be dependent upon ongoing negotiations with the landlords of the leased restaurant properties.

On January 8, 2009, the Company entered into a severance agreement with Mark S. Ingram, Senior Vice President - President, Franchise Development, and a brother-in-law of our Chief Executive Officer, pursuant to which Mr. Ingram retired from the Company effective as of the date of the severance agreement, which was earlier than previously contemplated. Under the terms of the severance agreement, the Company will pay Mr. Ingram approximately one year’s salary in exchange for a full release of any and all claims that Mr. Ingram may have had against the Company up to and including the date of his separation of service from the Company. On January 8, 2009, the Company also entered into a three-year consulting agreement with Global Partner Ships, Inc. ("GPS"), of which Mr. Ingram serves as President. Under the consulting agreement GPS is to provide international and domestic franchise brokerage services including directing the efforts to secure buyers for the Company’s international and domestic franchise development rights, assisting with the transition of the management of international franchise operations and performing such franchise consulting related services as the Company may reasonably request.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains various forward-looking statements, which represent our expectations or beliefs concerning future events, including one or more of the following:  future financial performance and restaurant growth (both Company-owned and franchised), future capital expenditures, future borrowings and repayment of debt, availability of debt financing on terms attractive to the Company, payment of dividends, stock repurchases, and restaurant and franchise acquisitions and re-franchises. We caution the reader that a number of important factors and uncertainties could, individually or in the aggregate, cause our actual results to differ materially from those included in the forward-looking statements, including, without limitation, the following:

•	changes in promotional, couponing and advertising strategies;

•	guests’ acceptance of changes in menu items;

•	changes in our guests’ disposable income;

•	consumer spending trends and habits;

•	mall-traffic trends;

•	increased competition in the restaurant market;

•	weather conditions in the regions in which Company-owned and franchised restaurants are operated;

•	guests’ acceptance of our development prototypes and remodeled restaurants;

•	laws and regulations affecting labor and employee benefit costs, including further potential increases in state and federally mandated minimum wages;

•	costs and availability of food and beverage inventory;

•	our ability to attract qualified managers, franchisees and team members;

•	changes in the availability and cost of capital;

•	impact of adoption of new accounting standards;

•	impact of food-borne illnesses resulting from an outbreak at either Ruby Tuesday or other restaurant concepts;

•	effects of actual or threatened future terrorist attacks in the United States;

•	significant fluctuations in energy prices; and

•	general economic conditions.

General:

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI”, the “Company,” “we” and/or “our”), owns and operates Ruby Tuesday® casual dining restaurants and two Wok Hay restaurants. Wok Hay is an Asian concept located in Knoxville, Tennessee. We also franchise the Ruby Tuesday concept in selected domestic and international markets. As of December 2, 2008 we owned and operated 713, and franchised

227, Ruby Tuesday restaurants. Ruby Tuesday restaurants can now be found in 45 states, the District of Columbia, 14 foreign countries, Puerto Rico, and Guam.

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

Our same-restaurant sales for Company-owned restaurants declined 10.8% and our diluted loss per share declined to $(0.73) in the second quarter of fiscal 2009. Included in the diluted loss per share were charges arising from restaurant closures and impairments and the write-off of our goodwill. Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we discuss our fiscal 2009 second quarter and year-to-date financial results in detail as well as provide insight for the same periods of the prior fiscal year. We remind you, that, in order to best obtain an understanding of our financial performance during the last three fiscal years, this MD&A section should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes.

We remain committed to increasing shareholder value and have set the following financial goals for the remainder of fiscal 2009 and beyond:

•

Get more from our existing restaurants. Our principal focus is to grow same-restaurant sales (same-restaurants are defined as those that have been open at least 18 months) and average annual sales per restaurant, with long-term targets of 2-3% annual growth and $2.4 million, respectively. Our average annual sales per restaurant for Company-owned restaurants was $1.8 million for the rolling twelve-month period ended December 2, 2008. Our first priority is to stabilize same-restaurant sales and arrest the current decline. To achieve this, we will continue to focus on our core brand strategies that appear to be successful in improving customer satisfaction. We will continue to increase consumer awareness about the new Ruby Tuesday brand through a combination of media advertising and local marketing initiatives. Now that each element of the brand complements the others, we believe we are in a position to more effectively communicate our changes to our guests. If our execution of our brand strategies leads to success in maintaining our current customers and the advertising and marketing initiatives draw in new customers, we believe we can grow same-restaurant sales and average annual restaurant volumes.

•

Lower our costs. We constantly strive to reduce our cost of doing business at both the corporate and restaurant levels without having a negative impact on quality or our guests’ experience. Consistent with this objective, we implemented in the second quarter of fiscal 2009 programs which we hope will save us $40.0 to $45.0 million of costs annually, including the elimination of losses at restaurants we are closing.

•

Generate free cash flow and improve our balance sheet. Because of our leverage, we are highly focused on maximizing our cash flow. If we are successful in stabilizing same-restaurant sales and maintaining or lowering our costs, we should generate substantial cash flow. Furthermore, our capital requirements are relatively modest as we anticipate only adding approximately four restaurants this year, and our maintenance capital spending needs are low because we have remodeled virtually all the Company-owned restaurants within the last year. We define “free cash flow” to be the net amount remaining when purchases of property and equipment are subtracted from net cash provided by operating activities. We anticipate total capital spending in fiscal 2009 to be approximately $19.0 million to $21.0 million, down from $116.9 million in fiscal 2008. We also estimate we will generate $68.0 million to $78.0 million of free cash flow in fiscal 2009, of which $23.6 million was generated in the first two quarters. A substantial portion of our fiscal 2009 free cash flow, including all of the free cash flow generated year-to-date, will be dedicated to the reduction of debt. Similarly, free cash flow generated in the next few years following fiscal 2009 will also be used to reduce debt. Our objective is to reduce debt as quickly as possible to the point where the payment of dividends and share repurchases will no longer be restricted by our loan agreements. We are also evaluating other ways we could reduce bank debt and strengthen our balance sheet.

Results of Operations:

The following is an overview of our results of operations for the 13- and 26-week periods ended December 2, 2008:

Net loss increased to $37.4 million for the 13 weeks ended December 2, 2008 compared to $10.4 million for the same quarter of the previous year. Included in the most recent period’s loss are pre-tax charges totaling $56.2 million related to restaurant closures and impairments and the write-off of our goodwill as discussed in more detail below and in Note K to the Condensed Consolidated Financial Statements. Diluted loss per share for the fiscal quarter ended December 2, 2008 increased to $0.73 compared to $0.20 for the corresponding period of the prior year as a result of an increase in net loss as discussed below.

During the 13 weeks ended December 2, 2008:

●	One Company-owned Ruby Tuesday restaurant was opened;
●	Three Company-owned Ruby Tuesday restaurants were closed;
●	Four franchise restaurants were opened and three were closed;
●	One Wok Hay was opened;
●	Same-restaurant sales at Company-owned restaurants decreased 10.8%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants decreased 6.2%;
●

We formulated a plan to restructure our property portfolio, which included the planned closing of approximately 40 restaurants in the third quarter of fiscal 2009 and an additional 30 restaurants over the next several years, and wrote-down properties held for sale to facilitate their disposal, resulting in impairment charges of $34.6 million, dead site write-offs totaling $2.0 million, and $0.6 million of closed restaurant lease reserves and other adjustments; and

●

We wrote-off our goodwill of $19.0 million as a result of the overall poor economic conditions, declines in fair value, same-restaurant sales trends at Company-owned restaurants, and weak industry conditions.

Net loss was $37.1 million for the 26 weeks ended December 2, 2008 compared to net income of $0.7 million for the same period of the previous year. Included in the most recent period’s loss are pretax charges totaling $58.1 million related to restaurant closures and impairments and the write-off of our goodwill as discussed in more detail below and in Note K to the Condensed Consolidated Financial Statements. Diluted loss per share for the 26 weeks ended December 2, 2008 was $0.72 compared to diluted earnings per share of $0.01 for the corresponding period of the prior year. The change in diluted loss/earnings per share is a result of a decrease in net income as discussed below.

During the 26 weeks ended December 2, 2008:

●	Three Company-owned Ruby Tuesday restaurants were opened;
●	Eleven Company-owned Ruby Tuesday restaurants were closed;
●	Eight franchise restaurants were opened and five were closed;
●	One Wok Hay was opened;
●	Same-restaurant sales at Company-owned restaurants decreased 10.8%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants decreased 7.1%;
●

We formulated a plan to restructure our property portfolio, which included the planned closing of approximately 40 restaurants in the third quarter of fiscal 2009 and an additional 30 restaurants over the next several years, and wrote-down properties held for sale to facilitate their disposal, resulting in year-to-date impairment charges of $36.2 million, dead site write-offs totaling $2.1 million, and $0.9 million of closed restaurant lease reserves and other adjustments; and

●

We wrote-off our goodwill of $19.0 million as a result of the overall poor economic conditions, declines in fair value, same-restaurant sales trends at Company-owned restaurants, and weak industry conditions.

The following table sets forth selected restaurant operating data as a percentage of total revenue, except where otherwise noted, for the periods indicated. All information is derived from our Condensed Consolidated Financial Statements included in this Form 10-Q.

	Thirteen weeks ended				Twenty-six weeks ended
	December 2,		December 4,		December 2,		December 4,
	2008		2007		2008		2007
Revenue:
Restaurant sales and operating revenue	99.3%		98.9%		99.2%		98.9%
Franchise revenue	0.7		1.1		0.8		1.1
Total revenue	100.0		100.0		100.0		100.0
Operating costs and expenses:
Cost of merchandise (1)	27.4		28.0		27.3		27.5
Payroll and related costs (1)	36.6		34.5		35.3		33.2
Other restaurant operating costs (1)	22.5		21.5		21.9		20.3
Depreciation and amortization (1)	6.7		7.9		6.5		7.4
Selling, general and administrative, net	8.6		10.2		8.3		9.4
Closures and impairments	12.8		0.5		6.4		0.4
Goodwill impairment	6.5				3.1
Equity in losses of
unconsolidated franchises	0.2		0.5		0.0		0.4
Interest expense, net	3.4		2.6		3.2		2.3
(Loss)/income before income taxes	(24.1)		(4.7)		(11.3)		0.1
(Benefit) for income taxes	(11.2)		(1.5)		(5.2)		0.0
Net (loss)/income	(12	.9)%	(3	.2)%	(6	.1)%	0.1%
(1)	As a percentage of restaurant sales and operating revenue.

The following table shows year-to-date Company-owned and franchised Ruby Tuesday concept restaurant openings and closings, and total Ruby Tuesday concept restaurants as of the end of fiscal 2009’s and 2008’s second quarter.

	Thirteen weeks ended		Twenty-six weeks ended
	December 2, 2008	December 4, 2007	December 2, 2008	December 4, 2007
Company–owned:
Beginning number	715	691	721	680
Opened	1	5	3	9
Acquired from franchisees	–	25	–	36
Closed	(3)	–	(11)	(4)
Ending number	713	721	713	721

Franchise:
Beginning number	226	244	224	253
Opened	4	4	8	7
Sold to RTI	–	(25)	–	(36)
Closed	(3)	–	(5)	(1)
Ending number	227	223	227	223

The following table shows year-to-date Company-owned Wok Hay concept restaurant openings as of the end of fiscal 2009’s and 2008’s second quarter.

	Thirteen weeks ended		Twenty-six weeks ended
	December 2, 2008	December 4, 2007	December 2, 2008	December 4, 2007
Company–owned:
Beginning number	1	1	1	–
Opened	1	–	1	–
Acquired	–	–	–	1
Ending number	2	1	2	1

We estimate that one additional Company-owned Ruby Tuesday restaurant will be opened during the remainder of fiscal 2009.

We expect our domestic and international franchisees to open approximately 12 to 15 additional Ruby Tuesday restaurants during the remainder of fiscal 2009.

Revenue

RTI’s restaurant sales and operating revenue for the 13 weeks ended December 2, 2008 decreased 9.4% to $287.7 million compared to the same period of the prior year. This decrease primarily resulted from a 10.8% decrease in same-restaurant sales, lower overall average restaurant volumes, and a net decrease of eight restaurants from the same quarter of the prior year. The decrease in same-restaurant sales is partially attributable to reductions in customer counts, due to a challenging economic environment and various consumer pressures, at a time concurrent with our move toward the higher end of casual dining. We also believe that other factors contributing to the decline include the loss of some of our customers who do not feel as comfortable in our re-imaged restaurants, the impact of heavy price-focused advertising by some of our traditional competitors, and leveling of sales growth in the casual dining segment of the restaurant industry resulting from the growth of supply outpacing that of demand.

Franchise revenue for the 13 weeks ended December 2, 2008 decreased 41.0% to $2.1 million compared to the same period of the prior year. Franchise revenue is predominately comprised of domestic and international royalties, which totaled $1.9 million and $3.1 million for the 13-week periods ended December 2, 2008 and December 4, 2007, respectively. This decrease is due to a decline in royalties from domestic franchisees as a result of temporarily reduced royalty rates for certain franchisees, a decrease in same-restaurant sales for domestic franchise Ruby Tuesday restaurants of 6.2% in the second fiscal quarter of fiscal 2008, and the acquisitions of franchisees in the prior year.

For the 26 weeks ended December 2, 2008, sales at Company-owned restaurants decreased 7.8% to $608.9 million compared to the same period of the prior year. This decrease primarily resulted from a 10.8% decrease in same-restaurant sales for the 26-week period ended December 2, 2008 coupled with a net decrease of eight restaurants.

For the 26-week period ended December 2, 2008, franchise revenues decreased 33.6% to $4.9 million compared to $7.3 million for the same period in the prior year. Domestic and international royalties totaled $4.5 million and $6.8 million for the 26-week periods ending December 2, 2008 and December 4, 2007, respectively. This decrease is due to a decline in royalties from domestic franchisees as a result of temporarily reduced royalty rates for certain franchisees, a decrease in same-restaurant sales for domestic franchise Ruby Tuesday restaurants of 7.1% for the 26 weeks ended December 2, 2008, and the acquisitions of franchisees in the prior year, as previously discussed.

Under our accounting policy, we do not recognize franchise fee revenue for any franchise partnership with negative cash flows at times when the negative cash flows are deemed to be anything other than temporary and the franchise has either borrowed directly from us or through a facility for which we provide a guarantee. Accordingly, we have deferred recognition of a portion of franchise revenue from certain franchise partnerships. Unearned income for franchise fees was $1.5 million and $3.4 million as of December 2, 2008 and June 3, 2008, respectively, which are included in other deferred liabilities and/or accrued liabilities – rent and other in the Condensed Consolidated Balance Sheets. The reduction in unearned income is primarily attributable to fee rebates given to certain franchise partnerships during the first two quarters of fiscal 2009. These franchise fee rebates were recognized by the franchise partnerships as income. For 50%-owned franchise partnerships, these rebates created income of $1.0 million which is included in Equity in losses of unconsolidated franchises in the Condensed Consolidated Statement of Operations for the 26 weeks ended December 2, 2008, as discussed below.

Pre-tax (Loss)/Income

Pre-tax loss increased to $69.9 million for the 13 weeks ended December 2, 2008, over the corresponding period of the prior year. For the 26-week period ended December 2, 2008, pre-tax loss was $69.5 million compared to pre-tax income of $0.7 million for the same period of the prior year. The increase in pre-tax loss for both the 13- and 26-week periods is primarily due to a decrease of 10.8% in same-restaurant sales at Company-owned restaurants, closures and impairment expenses of $37.2 million and $39.2 million for the 13- and 26-week periods ended December 2, 2008, respectively, goodwill impairment of $19.0 million, combined with increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of payroll and related costs, other restaurant operating costs, and interest expense, net. These higher costs were offset by lower, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, cost of merchandise, depreciation, and selling, general and administrative expenses, net.

In the paragraphs which follow, we discuss in more detail the components of the increase in pre-tax loss for the 13- and 26-week periods ended December 2, 2008, as compared to the comparable period in the prior year.

Cost of Merchandise

Cost of merchandise decreased 11.4% to $78.8 million for the 13 weeks ended December 2, 2008, over the corresponding period of the prior year. As a percentage of restaurant sales and operating revenue, cost of merchandise decreased from 28.0% to 27.4% for the 13 weeks ended December 2, 2008.

For the 26-week period ended December 2, 2008, cost of merchandise decreased 8.4% to $166.5 million over the corresponding period of the prior year. As a percentage of restaurant sales and operating revenue, cost of merchandise decreased from 27.5% to 27.3% for the 26 weeks ended December 2, 2008.

The decrease for both the 13- and 26-week periods as a percentage of restaurant sales and operating revenue is primarily due to several promotions offered in the prior year such as a free garden bar with the purchase of certain entrees and lunch fresh combinations along with direct mail and freestanding insert coupons. These value offerings had the impact in the prior year of reducing average food check which increased the related food cost as a percentage of restaurants sales and operating revenue.

Payroll and Related Costs

Payroll and related costs decreased 3.9% to $105.2 million for the 13 weeks ended December 2, 2008, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, payroll and related costs increased from 34.5% to 36.6%.

For the 26-week period ended December 2, 2008, payroll and related costs decreased 2.0% to $215.0 million, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, payroll and related costs increased from 33.2% to 35.3%.

The increase as a percentage of restaurant sales and operating revenue for both the 13- and 26-week periods is primarily due to higher management labor due to a loss of leveraging with lower sales volumes, an increase in health insurance costs based on unfavorable claims experience, higher hourly labor relating to the rollout of the quality service specialist program during the second quarter of the prior year, and minimum wage increases in several states since the first quarter of the prior year.

Other Restaurant Operating Costs

Other restaurant operating costs decreased 4.9% to $64.8 million for the 13-week period ended December 2, 2008, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, these costs increased from 21.5% to 22.5%.

For the 26-week period ended December 2, 2008, other restaurant operating costs decreased 0.7% to $133.3 million as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, these costs increased from 20.3% to 21.9%.

The increase as a percentage of restaurant sales and operating revenue for both the 13- and 26-week periods is primarily due to higher utility costs, primarily electricity, higher rent expense due to a loss of leveraging from lower sales volumes, and higher bad debt expense. These increases were partially offset by decreases, as a percentage of restaurant sales and operating revenue, in repairs and maintenance costs as a result of lower building repairs due to the recent completion of a re-imaging of our restaurants, lower equipment repair and maintenance contract costs, and lower supplies due to glassware and tablecloth upgrades in the prior year.

Depreciation and Amortization

Depreciation and amortization expense decreased 23.1% to $19.3 million for the 13-week period ended December 2, 2008, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, this expense decreased from 7.9% to 6.7%.

For the 26-week period ended December 2, 2008, depreciation and amortization expense decreased 19.0% to $39.5 million as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, this expense decreased from 7.4% to 6.5%.

The decrease for both the 13- and 26-week periods as a percentage of restaurant sales and operating revenue is primarily due to accelerated depreciation in the prior year ($4.7 million and $8.7 million, respectively) for restaurants reimaged as part of our re-imaging initiative.

Selling, General and Administrative Expenses, Net

Selling, general and administrative expenses, net of support service fee income totaling $1.5 million, decreased 24.2% to $24.8 million for the 13-week period ended December 2, 2008, as compared to the corresponding period in the prior year. As a percentage of total operating revenue, these expenses decreased from 10.2% to 8.6%.

Selling, general and administrative expenses, net of support service fee income totaling $3.3 million, decreased 18.3% to $51.1 million for the 26-week period ended December 2, 2008 as compared to the corresponding period in the prior year. As a percentage of total operating revenue, these expenses decreased from 9.4% to 8.3%.

The decrease for both the 13- and 26-week periods is primarily due to a reduction in advertising as a result of utilizing a direct mail program in the prior year in conjunction with the completion of reimaged restaurants compared to a reduced direct mail program only in the second quarter of fiscal 2009, decreases in cable television advertising due to less air time, advertising agency fees, and new menu printing expense, coupled with less management labor and share-based employee compensation. These increases were partially offset by a reduction in expenses capitalized for the development of new restaurants due to fewer openings in fiscal 2009 and, for the 26-week period ended December 2, 2008, and a decrease in support service income.

Closures and Impairments

Closures and impairments increased $35.6 million to $37.2 million for the 13-week period ended December 2, 2008, as compared to the corresponding period of the prior year. As a percentage of total operating revenue, these expenses increased from 0.5% to 12.8%.

Closures and impairments increased $36.7 million to $39.2 million for the 26-week period ended December 2, 2008, as compared to the corresponding period of the prior year. As a percentage of total operating revenue, these expenses increased from 0.4% to 6.4%.

The increase for both the 13- and 26-week periods is due primarily to impairment charges associated with approximately 40 restaurants we expect to close in the third quarter of fiscal 2009 and approximately 30 restaurants we expect to close over the next several years, impairments for discounting surplus properties and the Company airplane classified as assets held for sale in our Condensed Consolidated Balance Sheet as of December 2, 2008, and additional dead site write-offs. See Note K to our Condensed Consolidated Financial Statements for further information on our closures and impairment charges recorded during the second quarter of fiscal 2009.

Goodwill Impairment

We concluded during the second quarter of fiscal 2009 that our goodwill was impaired. As a result, we recorded an impairment charge during the fiscal quarter ended December 2, 2008 of $19.0 million. See Note K to our Condensed Consolidated Financial Statements for further information on our goodwill impairment.

Equity in Losses of Unconsolidated Franchises

Our equity in the losses of unconsolidated franchises was $0.6 million for the 13 weeks ended December 2, 2008, which is $1.0 million less than the corresponding period of the prior year. The decrease is attributable to decreased losses at the six 50%-owned franchise partnerships and the acquisition of the Detroit franchise partnership since the first quarter of the prior year. The decrease in losses primarily resulted from reduced fees charged to five of the six 50%-owned franchise partnerships as compared to the prior year, lower interest and other restaurant operating costs, along with rebates from RTI for $0.3 million of fees charged in the first quarter of fiscal 2009.

Our equity in losses of unconsolidated franchises was $0.1 million for the 26-week period ended December 2, 2008, which is $2.4 million less than the corresponding period of the prior year. The decrease is attributable to decreased losses or increased earnings at the six 50%-owned franchise partnerships, and the acquisition of two franchise partnerships since the first quarter of the prior year. The decrease in losses primarily resulted from reduced fees charged to various of the 50%-owned franchise partnerships during the first and second quarters, respectively, of fiscal 2009 as compared to the prior year, along with rebates from RTI for $1.0 million of fees charged in fiscal 2008 and the first quarter of fiscal 2009.

As of December 2, 2008, we held 50% equity investments in each of six franchise partnerships which collectively operate 71 Ruby Tuesday restaurants. As of December 4, 2007, we held 50% equity investments in each of six franchise partnerships which then collectively operated 72 Ruby Tuesday restaurants.

Interest Expense, Net

Net interest expense increased $1.6 million for the 13 weeks ended December 2, 2008, as compared to the corresponding period in the prior year, primarily due to higher average debt outstanding resulting from the acquisition of two franchise partnerships since the first quarter of the prior year and higher rates on certain borrowings as a result of the May 21, 2008 amendments as discussed in the “Liquidity and Capital Resources” section following. Net interest expense increased $4.3 million for the 26-week period ended December 2, 2008, as compared to the corresponding period in the prior year, primarily for the same reasons mentioned above.

Provision for Income Taxes

The effective tax rate for the current quarter was (46.5)% compared to (31.7)% for the same period of the prior year. The effective tax rate was (46.6)% for the 26-week period ended December 2, 2008 compared to (12.8)% for the corresponding period of the prior year. The effective income tax rate for both the 13- and 26-week periods decreased primarily as a result of the impact of tax credits, which remained consistent as compared to the prior year or increased, while net loss increased, offset by settlements of audits in the prior year.

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

In our Annual Report on Form 10-K for the year ended June 3, 2008, we identified our critical accounting policies related to share-based employee compensation, impairment of long-lived assets, franchise accounting, lease obligations, estimated liability for self-insurance, and income tax valuation allowances and tax accruals. During the first 26 weeks of fiscal 2009, there have been no changes in our critical accounting policies.

Liquidity and Capital Resources:

Cash and cash equivalents decreased by $9.1 million and $18.0 million during the first 26 weeks of fiscal 2009 and 2008, respectively. The change in cash and cash equivalents is as follows (in thousands):

	Twenty-six weeks ended
	December 2,	December 4,
	2008	2007
Cash provided by operating activities	$34,815	$78,712
Cash used by investing activities	(3,407)	(79,050)
Cash used by financing activities	(40,514)	(17,668)
Decrease in cash and cash equivalents	$(9,106)	$(18,006)

Operating Activities

Cash provided by operating activities for the first 26 weeks of fiscal 2009 decreased 55.8% to $34.8 million due to a net loss of $37.1 million for the 26-week period ended December 2, 2008 compared to net income of $0.7 million in the same period of the prior year, a decrease in accounts payable, accrued and other liabilities, changes in deferred taxes, and a reduction of depreciation expense due to higher expense in the prior year as a result of accelerated depreciation from the re-imaging of our restaurants. The decrease in accounts payable, accrued and other liabilities for the 26-weeks ended December 2, 2008 is primarily attributable to a decrease in deferred compensation plan liabilities and a reduction in unearned fees from domestic franchisees. These were partially offset by higher asset impairment expense associated with the planned closing of restaurants and the goodwill impairment.

Our working capital deficiency and current ratio as of December 2, 2008 were $12.5 million and 0.9:1, respectively. As is common in the restaurant industry, we carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset) or debt reduction (a long-term liability) and receivable and inventory levels are generally not significant.

Investing Activities

We require capital principally for the maintenance and upkeep of our existing restaurants, limited new restaurant construction, investments in technology, equipment, remodeling of existing restaurants, and on occasion for the acquisition of franchisees or other restaurant concepts. Property and equipment expenditures for the 26 weeks ended December 2, 2008 were $11.2 million, which is $67.7 million less than property and equipment expenditures during the same period of the prior year due to fewer openings in the current year and $38.0 million of capital expenditures in the first two quarters of fiscal 2008 relating to the re-imaging of our restaurants.

Capital expenditures for the remainder of the fiscal year are budgeted to be approximately $8.0 million to $10.0 million based on our planned improvements for existing restaurants and our expectation that we will open one Company-owned Ruby Tuesday restaurant during the remainder of fiscal 2009. We intend to fund capital expenditures for Company-owned restaurants with cash provided by operations.

Financing Activities

Historically, our primary sources of cash have been operating activities and proceeds from stock option exercises and refranchising transactions. When these alone have not provided sufficient funds for both our capital and other needs, we have obtained funds through the issuance of indebtedness. Our current borrowings and credit facilities are summarized below.

On November 19, 2004, we entered into a five-year revolving credit agreement (the “Credit Facility”) to provide capital for general corporate purposes. On February 28, 2007, we amended and restated our Credit Facility such that the aggregate amount we may borrow increased to $500.0 million. This amount included a $50.0 million subcommitment for the issuance of standby letters of credit and a $50.0 million subcommitment for swingline loans. Due to concerns that at some point in the future we might not have been in compliance with certain of our debt covenants, we entered into an additional amendment of the amended and restated Credit Facility on May 21, 2008.

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

Following the May 21, 2008 amendment to the Credit Facility, through a series of scheduled quarterly and other required reductions, our original $500.0 million capacity has been reduced, as of December 2, 2008, to $464.6 million. We expect the capacity of the Credit Facility to be further reduced by an estimated $15.0 million to $20.0 million during the remainder of fiscal 2009.

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

Under the terms of the Credit Facility, we had borrowings of $382.8 million with an associated floating rate of interest of 5.36% at December 2, 2008. As of June 3, 2008, we had $414.4 million outstanding with an associated floating rate of interest of 5.86%. After consideration of letters of credit outstanding, the Company had $66.0 million available under the Credit Facility as of December 2, 2008. The Credit Facility will mature on February 23, 2012.

On April 3, 2003, we issued notes totaling $150.0 million through a private placement of debt (the “Private Placement”). On May 21, 2008, given similar circumstances as those with the Credit Facility discussed above, we amended and restated the notes issued in the Private Placement. The May 21, 2008 amendment requires us to offer quarterly and other prepayments, which predominantly consist of semi-annual prepayments to be determined based upon excess cash flows as defined in the Private Placement.

At December 2, 2008, the Private Placement consisted of $79.9 million in notes with an interest rate of 8.19% (the “Series A Notes”) and $58.6 million in notes with an interest rate of 8.92% (the “Series B Notes”). The Series A Notes and Series B Notes mature on April 1, 2010 and April 1, 2013, respectively. During the 26 weeks ended December 2, 2008, we offered, and our noteholders accepted, principal prepayments of $2.9 million and $3.8 million on the Series A and B Notes, respectively. We estimate that we will offer prepayments totaling $13.8 million during the next twelve months. Accordingly, we have classified $13.8 million as current as of December 2, 2008. The $13.8 million includes four quarterly offers of $2.0 million each and additional amounts to be determined based upon excess cash flows.

Covenant Compliance

Under the terms of the Credit Facility and the notes issued in the Private Placement, we are required to satisfy and maintain specified financial ratios and other financial condition tests and covenants. The financial ratios include maximum funded debt, minimum fixed charge coverage and minimum net worth covenants. Our continued ability to meet those financial ratios, tests and covenants can be affected by events beyond our control, and we cannot assure you that we will meet those ratios, tests and covenants.

Our maximum funded debt covenant is an Adjusted Total Debt to Consolidated EBITDAR ratio. Adjusted Total Debt, as defined in our covenants, includes items both on-balance sheet (debt and capital lease obligations) and off-balance sheet (such as the present value of leases, letters of credit and guarantees). Consolidated EBITDAR is consolidated net income (for the Company and its majority-owned subsidiaries) plus interest charges, income tax, depreciation, amortization, rent and other non-cash charges. Among other charges, we have reflected share-based compensation, asset impairment and bad debt expense, as non-cash. Until the end of the quarter ending March 3, 2009, we can add back the costs (up to $10.0 million) incurred in connection with the closing of restaurants recorded in accordance with GAAP.

Our fixed charge coverage ratio compares Consolidated EBITDAR (as discussed above) to interest and cash-based rents.

Consolidated EBITDAR and Adjusted Total Debt are not presentations made in accordance with GAAP, and, as such, should not be considered a measure of financial performance or condition, liquidity or profitability. They also should not be considered alternatives to GAAP-based net income or balance sheet amounts or operating cash flows or indicators of the amount of free cash flow available for discretionary use by management, as Consolidated EBITDAR does not consider certain cash requirements such as interest payments, tax payments or debt service requirements and Adjusted Total Debt includes certain off-balance sheet items. Further, because not all companies use identical calculations, amounts reflected by RTI as Consolidated EBITDAR or Adjusted Total Debt may not be comparable to similarly titled measures of other companies. We believe that the information shown below is relevant as it presents the amounts used to calculate covenants which are provided to our lenders. Non-compliance with our debt covenants could result in the requirement to immediately repay all amounts outstanding under such agreements.

The following is a reconciliation of net income, which is a GAAP measure of our operating results, to Consolidated EBITDAR as defined in our bank covenants (in thousands):

Twelve Months
Ended
December 2, 2008
Net (loss)	$(11,496)
Interest expense	36,707
Benefit for income taxes	(34,989)
Depreciation	84,567
Amortization of intangibles	788
Rent expense	46,966
Share-based compensation expense	11,943
Goodwill impairment	18,957
Asset impairments	38,851
Equity in losses of subsidiaries	1,155
Bad debt expense	2,602
Dead site write-offs	2,773
Amortization of debt issuance costs	1,342
Non-cash accruals	955
Other	652

Consolidated EBITDAR	$201,773

Our covenant requirements and actual ratios for the fiscal quarter ended December 2, 2008 are as follows:

	Covenant	Actual
	Requirements	Ratios
Maximum funded debt ratio (1)	4.50x	4.22x
Minimum fixed charge coverage ratio (2)	2.25x	2.48x

(1) The Credit Facility and notes issued in the Private Placement require us to maintain a maximum funded debt ratio, defined as Adjusted Total Debt to Consolidated EBITDAR, of 4.50x through December 2, 2008, 4.25x from December 3, 2008 to September 1, 2009, 4.00x from September 2, 2009 to March 2, 2010, 3.75x from March 3, 2010 to March 1, 2011, 3.50x from March 2, 2011 to March 1, 2012, and, for the notes issued in the Private Placement only, 3.25x thereafter.

We expect to generate free cash flow $44.4 to $54.4 million during the last two quarters of fiscal 2009, a substantial portion of which will be dedicated to the reduction of debt. We further expect to lower our liability for the present value of our off-balance sheet leases, which also will help us remain in compliance with our Adjusted Total Debt to Consolidated EBITDAR ratio.

(2) The Credit Facility and notes issued in the Private Placement require us to maintain a minimum fixed charge coverage ratio of 2.25x through March 1, 2011, 2.50x from March 2, 2011 to March 1, 2012, and, for the notes issued in conjunction with the Private Placement, 2.75x thereafter.

Our minimum Consolidated Net Worth covenant requires us to maintain a net worth, primarily comprised of the par value of our common stock, plus additional paid in capital and retained earnings, of $300,000,000 plus 25% of our consolidated net income for each completed fiscal year ending after June 4, 2003. For purposes of this requirement, we are allowed to exclude from retained earnings charges recorded for the impairment of goodwill or other intangible assets. During the 26-week period ended December 2, 2008, we recorded impairment charges of $19.0 million and $0.5 million relating to impairments of goodwill and other intangible assets, respectively.

We reported net income of $431.2 million for the period of fiscal 2004-2008, thus requiring a consolidated net worth, as defined, of $407.8 million. Excluding the impact of the goodwill impairment ($13.9 million, net of tax) and other intangible asset impairments ($0.3 million, net of tax), the sum of the par value of our common stock, additional paid in capital and retained earnings as of December 2, 2008 was $421.4 million.

During the remainder of fiscal 2009, we expect to fund operations, capital expansion, and any other investments, from operating cash flows, our Credit Facility, and operating leases.

Share Repurchases

From time to time our Board of Directors has authorized the repurchase of shares of our common stock as a means to return excess capital to our shareholders. The timing, price, quantity and manner of the purchases can be made at the discretion of management, depending upon market conditions and the restrictions contained in our loan agreements. We did not repurchase any shares during the 26 weeks ended December 2, 2008. Although 7.9 million shares remained available for purchase under existing programs at December 2, 2008, our loan agreements prohibit the repurchase of our common stock until we achieve certain leverage thresholds for two consecutive fiscal quarters. Were we to achieve these leverage thresholds, the repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Significant Contractual Obligations and Commercial Commitments

Long-term financial obligations were as follows as of December 2, 2008 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Notes payable and other Long-term debt, including
current maturities (a)	$43,667	$4,453	$9,266	$9,442	$20,506
Revolving credit facility (a)	382,800	–	38,204	344,596	–
Unsecured senior notes
(Series A and B) (a)	138,462	13,775	94,837	29,850	–
Interest (b)	47,823	15,257	17,183	7,858	7,525
Operating leases (c)	423,941	43,556	77,139	67,413	235,833
Purchase obligations (d)	154,630	72,662	44,301	23,860	13,807
Pension obligations (e)	29,939	6,378	12,128	5,274	6,159
Total (f)	$1,221,262	$156,081	$293,058	$488,293	$283,830

(a)	See Note G to the Condensed Consolidated Financial Statements for more information.
(b)

Amounts represent contractual interest payments on our fixed-rate debt instruments. Interest payments on our variable-rate revolving credit facility and variable-rate notes payable with balances of $382.8 million and $3.2 million, respectively, as of December 2, 2008 have been excluded from the amounts shown above, primarily because the balance outstanding under the Credit Facility, described further in Note G of the Condensed Consolidated Financial Statements, fluctuates daily. Additionally, the amounts shown above include interest payments on the Series A and B Notes at the current interest rates of 8.19% and 8.92%, respectively. These rates could be different in the future based upon certain leverage ratios.

(c)

This amount includes operating leases totaling $17.8 million for which sublease income of $17.8 million from franchisees or others is expected. Certain of these leases obligate us to pay maintenance costs, utilities, real estate taxes, and insurance, which are excluded from the amounts shown above. See Note F to the Condensed Consolidated Financial Statements for more information.

(d)	The amounts for purchase obligations include commitments for food items and supplies, construction projects, and other miscellaneous commitments.
(e)	See Note J to the Condensed Consolidated Financial Statements for more information.
(f)

This amount excludes $5.3 million of unrecognized tax benefits under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” due to the uncertainty regarding the timing of future cash outflows associated with such obligations.

Commercial Commitments (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	Years
Letters of credit (a)	$ 15,822	$ 10,881	$ 4,941	$ –	$ –
Franchisee loan guarantees (a)	48,407	47,658	97	652	–
Divestiture guarantees	6,727	181	383	396	5,767
Total	$ 70,956	$ 58,720	$ 5,421	$ 1,048	$ 5,767
(a)

Includes a $4.1 million letter of credit which secures franchisees’ borrowings for construction of restaurants being financed under a franchise loan facility. The franchise loan guarantee of $48.4 million also shown in the table excludes the guarantee of $4.1 million for construction to date on the restaurants being financed under the facility.

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

In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. We adopted the provisions of SFAS 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements, on June 4, 2008. See Note M to our Condensed Consolidated Financial Statements for further information. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” which permits a one-year deferral for the implementation of the provisions of SFAS 157 with regard to non-financial assets and liabilities that are not carried at fair value on a recurring basis in financial statements. We are currently evaluating the impact of SFAS 157 on our Condensed Consolidated Financial Statements and intend to defer adoption of SFAS 157 until fiscal 2010 for such items.

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

Known Events, Uncertainties and Trends:

Financial Strategy and Stock Repurchase Plan

Our financial strategy is to utilize a prudent amount of debt, including operating leases, letters of credit, and any guarantees, to minimize the weighted average cost of capital while allowing financial flexibility and maintaining the equivalent of an investment-grade bond rating. This strategy has periodically allowed us to repurchase RTI common stock. During the 26 weeks ended December 2, 2008, we repurchased no shares of RTI common stock. The total number of remaining shares authorized to be repurchased, as of December 2, 2008, is approximately 7.9 million. This amount reflects repurchase authorizations of 5.0 million and 6.5 million shares approved by our Board of Directors on January 9, 2007 and July 11, 2007, respectively. To the extent not funded with cash from operating activities and proceeds from stock option exercises, additional repurchases, if any, may be funded by borrowings. However, as previously discussed, under the terms of the amendment to the Credit Facility and the amendment and restatement of the Private Placement, we may not engage in the repurchase of our stock until we achieve certain leverage thresholds for two consecutive fiscal quarters. Were we to achieve these leverage thresholds, the repurchase of shares in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Dividends

During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to our shareholders. As noted above, following the amendment to the Credit Facility and the amendment and restatement of the notes issued in the Private Placement we may not pay a dividend until we achieve certain leverage thresholds for two consecutive fiscal quarters. Were we to achieve these leverage thresholds, the payment of a dividend in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future.

Franchising and Development Agreements

Our agreements with franchise partnerships allow us to purchase an additional 49% equity interest for a specified price. We have chosen to exercise that option in situations in which we expect to earn a return similar to or better than that which we expect when we invest in new restaurants. During the 26 weeks ended December 2, 2008, we did not exercise our right to acquire an additional 49% equity interest in any franchise partnerships. We currently have a 1% ownership in seven of our 13 franchise partnerships, which collectively operated 49 Ruby Tuesday restaurants at December 2, 2008.

For the 50%-owned franchise partnerships, our franchise agreements allow us to purchase all remaining equity interests for an amount to be calculated based upon a predetermined valuation formula. During the 26 weeks ended December 2, 2008, we did not exercise our right to acquire the remaining equity interests of any of our franchise partnerships. We currently have a 50% ownership in six of our 13 franchise partnerships which collectively operated 71 Ruby Tuesday restaurants at December 2, 2008.

To the extent allowable under our debt facilities, we may choose to sell existing restaurants or exercise our rights to acquire an additional equity interest in franchise partnerships during the remainder of fiscal 2009 and beyond.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices. The interest rate charged on our Credit Facility can vary based on the interest rate option we choose to utilize. Our options for the rate are the Base Rate or LIBO Rate plus an applicable margin. The Base Rate is defined to be the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.5%. The applicable margin is zero to 2.5% for the Base Rate loans and a percentage ranging from 1.0% to 3.5% for the LIBO Rate-based option. As of December 2, 2008, the total amount of outstanding debt subject to interest rate fluctuations was $386.0 million. A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of $3.9 million per year, assuming a consistent capital structure.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 2, 2008.

Changes in Internal Controls

During the fiscal quarter ended December 2, 2008, there were no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the fiscal quarter ended December 2, 2008, there were no repurchases made by us or on our behalf, or by any “affiliated purchaser,” of shares of our common stock.

On January 9, 2007, our Board of Directors authorized the repurchase of an additional 5.0 million shares of our common stock under our ongoing share repurchase program. On July 11, 2007, the Board of Directors authorized the repurchase of an additional 6.5 million shares of our common stock. As of December 2, 2008, 3.6 million shares of the January 2007 authorization have been repurchased at a cost of approximately $93.7 million and there were 7.9 million shares available to be repurchased under our share repurchase program.

As previously mentioned, we entered into an amendment of the Credit Facility and the notes issued in the Private Placement on May 21, 2008. Under the terms of the amendment we may not engage in the repurchase of our stock until we achieve certain leverage thresholds for two consecutive fiscal quarters. Were we to achieve these leverage thresholds, the repurchase of shares in any particular future period and the actual amounts thereof remain, however, at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on October 8, 2008. The Shareholders voted on the following matters:

Proposal 1: To elect three Class I directors for a term of three years to the Board of Directors.

Authority
Nominees	For	Withheld
James A. Haslam, III	27,122,799	18,510,493
R. Brad Martin	44,009,175	1,624,117
Stephen I. Sadove	43,553,933	2,079,359

Proposal 2: To approve an amendment to the Company’s Stock Incentive and Deferred Compensation Plan for Directors.

For	34,899,903	Against	3,181,437	Abstain	751,772

Proposal 3: To ratify the selection of KPMG LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending June 2, 2009.

For	45,190,851	Against	241,503	Abstain	200,938

The Directors continuing in office are: Claire L. Arnold, Samuel E. Beall, III, Kevin T. Clayton, Bernard Lanigan, Jr., and Dr. Donald Ratajczak.

ITEM 5.

OTHER INFORMATION

On January 7, 2009, our Board of Directors approved an amendment to the Company’s Bylaws which provides for majority voting in uncontested Director elections. Specifically, a nominee for director shall be elected to the Board of Directors if the votes cast for such nominee's election exceed the votes cast against such nominee's election. Under the amended Bylaws, Directors shall continue to be elected by a plurality of the votes cast in contested elections. To provide certainty with respect to the election standard for a given meeting, the bylaws provide that plurality voting will apply if a stockholder has provided the Company notice of a nominee for Director in accordance with the advance notice provision of our Articles of Incorporation and if such nomination has not been withdrawn as of the tenth day before the Company mails its proxy materials to the stockholders. If Directors are to be elected by a plurality of the votes cast, stockholders shall not be permitted to vote against a nominee.

Concurrently with the amendment of the Company’s Bylaws, the Board of Directors also approved the addition of a policy on majority voting in the Company’s Corporate Governance Guidelines that establishes the process pursuant to which a Director who fails to receive a majority of the votes cast in an uncontested election must resign. The policy on majority voting states the Board’s expectation that a Director tender his or her resignation if he or she fails to receive the required number of votes for re-election. The Board shall nominate for election or re-election as Director only candidates who agree to tender, promptly following the annual meeting at which they are elected or re-elected as Director, irrevocable resignations that will be effective upon (i) the failure to receive the required vote at the next annual meeting at which they face re-election and (ii) Board acceptance of such resignation. In addition, the Board shall fill Director vacancies and new directorships only with candidates who agree to tender, promptly following their appointment to the Board, the same form of resignation tendered by other Directors in accordance with this Board policy.

If an incumbent Director fails to receive the required vote for re-election, the Nomination and Governance Committee will act on an expedited basis to determine whether to accept the Director's resignation and will submit such recommendation for prompt consideration by the Board. The Nomination and Governance Committee and the Board may consider any factors they deem relevant in deciding whether to accept a Director's resignation. No Director who, in accordance with this policy, is required to tender his or her resignation, shall participate in the Committee’s deliberations or recommendation, or in the Board’s deliberations or determination, with respect to accepting or rejecting his or her resignation as a Director.

Also on January 7, 2009, our Board of Directors approved an amendment to the Company’s Bylaws which provides for an advance notice requirement for any business proposal a shareholder desires to bring forward for action at an annual or special meeting of shareholders. Specifically, in order to be properly brought before a meeting of the shareholders of the Company, notice of business and proposals (other than the election of Directors which must be brought in accordance with Article VII, Section (A)(4) of the Company’s Articles of Incorporation) must be delivered to the Company’s principal executive offices no later than (i) with respect to an annual meeting of shareholders, 90 days in advance of such meeting, and (ii) with respect to a special meeting of shareholders, the close of business on the seventh (7th) day following the date on which notice of such meeting is first given to shareholders. The amendment also specifies the information to be contained in such notice.

On January 8, 2009, the Company entered into a severance agreement with Mark S. Ingram, Senior Vice President - President, Franchise Development, and a brother-in-law of our Chief Executive Officer, pursuant to which Mr. Ingram retired from the Company effective as of the date of the severance agreement, which was earlier than previously contemplated. Under the terms of the severance agreement, the Company will pay Mr. Ingram approximately one year’s salary in exchange for a full release of any and all claims that Mr. Ingram may have had against the Company up to and including the date of his separation of service from the Company.

On January 8, 2009, the Company also entered into a three-year consulting agreement with Global Partner Ships, Inc. (“GPS”), of which Mr. Ingram is President. Under the consulting agreement GPS is to provide international and domestic franchise brokerage services including directing the efforts to secure buyers for the Company’s international and domestic franchise development rights, assisting with the transition of the management of international franchise operations and performing such franchise consulting related services as the Company may reasonably request. For its services, GPS will be paid a commission equal to one-third (1/3) of each area development agreement fee (as defined in the consulting agreement) actually received and retained by the Company for any development agreements which GPS provides services to the Company net of any fee sharing arrangements with other franchise brokers or developers. GPS will be eligible to receive an annual non-refundable draw against future commissions in the amount of $100,000, which is to be paid to GPS on a monthly basis. In addition, in the first year of the agreement, GPS will be paid an initial fee of $100,000.

The consulting agreement may be terminated by the mutual agreement of the parties, in the event of Mr. Ingram’s death or Disability (as defined in the agreement), by the Company with Cause (as defined in the agreement), or by the Company without Cause. In the event that the agreement is terminated by the mutual agreement of the parties, because of Mr. Ingram’s death or Disability, or by the Company with Cause, the Company will have no further liability under the agreement except that the Company will pay to GPS any monthly payment or commission earned but unpaid as of the date of termination. In the event the agreement is terminated by the Company without Cause, the Company will pay to GPS the balance of the annual draw for the remainder of the term year in which the termination occurs plus any unpaid portion of the start up fee plus any commission earned but unpaid as of the date of such termination, plus any Excess Commission (defined in the agreement) earned in the term year in which the termination occurs. The agreement also contains provisions governing, among other things, the relationship of the parties, confidentiality, exclusivity, and indemnification.

ITEM 6.

EXHIBITS

The following exhibits are filed as part of this report:

  Exhibit No.

3.1	Ruby Tuesday, Inc. Bylaws, as amended January 7, 2009.

3.2	Ruby Tuesday, Inc. Bylaws, marked to show amendments effective as of January 7, 2009.

10.1	Second Amendment, dated as of December 31, 2008, to the Ruby Tuesday, Inc. Executive Supplemental
Pension Plan (Amended and Restated as of January 1, 2007).

10.2	Seventh Amendment dated as of December 30, 2008, to the Ruby Tuesday, Inc. Salary Deferral Plan.

10.3	Third Amendment, dated as of December 30, 2008, to the Ruby Tuesday, Inc. 2005 Deferred
Compensation Plan.

10.4	Fourth Amendment, dated as of December 31, 2008, to the Ruby Tuesday, Inc. 2005 Deferred
Compensation Plan.

10.5	Mark Ingram Severance Agreement.

10.6	Consulting Agreement, dated as of January 8, 2009, between Ruby Tuesday, Inc. and Global Partner
Ships, Inc.

31.1	Certification of Samuel E. Beall, III, Chairman of the Board, President, and Chief Executive Officer.

31.2	Certification of Marguerite N. Duffy, Senior Vice President, Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.

(Registrant)

Date: January 9, 2009	BY: /s/ MARGUERITE N. DUFFY —————————————— Marguerite N. Duffy Senior Vice President and Chief Financial Officer