Form 10-Q
period 2009-03-03
RUBY TUESDAY INC
filed 2009-04-09
CIK 68270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  March 3, 2009

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

Registrant’s telephone number, including area code(865) 379-5700

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

52,805,712
(Number of shares of common stock, $0.01 par value, outstanding as of April 6, 2009)

RUBY TUESDAY, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.

RUBY TUESDAY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	MARCH 3,	JUNE 3,
	2009	2008
Assets
Current assets:
Cash and short-term investments	$8,688	$16,032
Accounts and notes receivable, net	7,732	10,515
Inventories:
Merchandise	12,939	12,511
China, silver and supplies	8,339	8,812
Income tax receivable	9,081	7,708
Deferred income taxes	17,537	4,525
Prepaid rent and other expenses	14,068	20,538
Assets held for sale	32,454	24,268
Total current assets	110,838	104,909

Property and equipment, net	991,548	1,088,356
Goodwill		18,927
Notes receivable, net	1,531	1,884
Other assets	45,051	57,861

Total assets	$1,148,968	$1,271,937
Liabilities & shareholders’ equity
Current liabilities:
Accounts payable	$26,378	$26,681
Accrued liabilities:
Taxes, other than income taxes	16,706	20,532
Payroll and related costs	14,519	15,579
Insurance	6,844	6,596
Deferred revenue – gift cards	9,475	9,197
Rent and other	33,184	19,267
Current portion of long-term debt, including capital leases	18,047	17,301
Total current liabilities	125,153	115,153

Long-term debt and capital leases, less current maturities	507,240	588,142
Deferred income taxes	17,411	27,422
Deferred escalating minimum rent	40,484	42,450
Other deferred liabilities	54,801	67,252
Total liabilities	745,089	840,419

Commitments and contingencies (Note M)

Shareholders’ equity:
Common stock, $0.01 par value; (authorized: 100,000 shares;
issued: 52,806 shares at 3/03/09; 52,772 shares at 6/03/08)	528	528
Capital in excess of par value	19,793	15,081
Retained earnings	392,506	425,606
Deferred compensation liability payable in
Company stock	2,301	2,877
Company stock held by Deferred Compensation Plan	(2,301)	(2,877)
Accumulated other comprehensive loss	(8,948)	(9,697)
	403,879	431,518

Total liabilities & shareholders’ equity	$1,148,968	$1,271,937
The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	MARCH 3,	MARCH 4,	MARCH 3,	MARCH 4,
	2009	2008	2009	2008
Revenue:

Restaurant sales and operating revenue	$315,114	$348,025	$924,027	$1,008,412
Franchise revenue	2,408	3,208	7,274	10,541
	317,522	351,233	931,301	1,018,953
Operating costs and expenses:
Cost of merchandise	89,831	97,260	256,309	278,971
Payroll and related costs	104,087	115,170	319,123	334,636
Other restaurant operating costs	61,799	68,445	195,102	202,638
Depreciation and amortization	17,927	24,288	57,381	73,021
(Income)/loss from Specialty
Restaurant Group, LLC bankruptcy	(168)	95	(114)	252
Selling, general and administrative,
net of support service fee income
for the thirteen and thirty-nine week
periods totaling $1,744 and $5,032
in fiscal 2009 and $926 and $4,841
in fiscal 2008, respectively	16,270	25,132	67,346	87,619
Closures and impairments	14,587	1,877	53,770	4,357
Goodwill impairment			18,957
Equity in losses of unconsolidated
franchises	370	1,118	448	3,576
Interest expense, net	7,781	8,448	27,470	23,828
	312,484	341,833	995,792	1,008,898

Income/(loss) before income taxes	5,038	9,400	(64,491)	10,055
Provision/(benefit) for income taxes	268	(2,308)	(32,127)	(2,392)

Net income/(loss)	$4,770	$11,708	$(32,364)	$12,447

Earnings/(loss) per share:

Basic	$0.09	$0.23	$(0.63)	$0.24

Diluted	$0.09	$0.23	$(0.63)	$0.24

Weighted average shares:

Basic	51,403	51,381	51,393	51,635

Diluted	51,403	51,411	51,393	51,779

Cash dividends declared per share	$-	$-	$-	$0.25

The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	THIRTY-NINE WEEKS ENDED
	MARCH 3, 2009	MARCH 4, 2008

Operating activities:
Net (loss)/income	$(32,364)	$12,447
Adjustments to reconcile net (loss)/income to net cash
provided by operating activities:
Depreciation and amortization	57,381	73,021
Amortization of intangibles	560	521
Provision for bad debts	2,571	516
Deferred income taxes	(23,083)	(8,685)
Loss on impairments, including disposition of assets	41,815	2,218
Goodwill impairment	18,957
Equity in losses of unconsolidated franchises	448	3,576
Distributions received from unconsolidated franchises		46
Share-based compensation expense	4,974	7,228
Excess tax benefit from share-based compensation		(384)
Other	1,401	427
Changes in operating assets and liabilities:
Receivables	643	6,436
Inventories	45	(1,271)
Income taxes	(1,373)	(8,579)
Prepaid and other assets	2,208	(2,528)
Accounts payable, accrued and other liabilities	(4,736)	(14,347)
Net cash provided by operating activities	69,447	70,642
Investing activities:
Purchases of property and equipment	(14,189)	(103,976)
Acquisition of franchise and other entities		(2,464)
Proceeds from disposal of assets	3,605	8,310
Insurance proceeds from property claims		511
Reductions in Deferred Compensation Plan assets	11,574	7,751
Other, net	2,375	(1,886)
Net cash provided/(used) by investing activities	3,365	(91,754)
Financing activities:
Net (payments)/proceeds on revolving credit facility	(66,500)	68,400
Principal payments on other long-term debt	(13,656)	(14,365)
Proceeds from issuance of stock, including treasury stock		2,225
Excess tax benefits from share-based compensation		384
Stock repurchases		(39,491)
Dividends paid		(13,193)
Payments for debt issuance costs		(1,619)
Net cash (used)/provided by financing activities	(80,156)	2,341

Decrease in cash and short-term investments	(7,344)	(18,771)
Cash and short-term investments:
Beginning of year	16,032	25,892
End of quarter	$8,688	$7,121
Supplemental disclosure of cash flow information:
Cash paid/(received) for:
Interest, net of amount capitalized	$24,358	$23,597
Income taxes, net	$(7,104)	$19,183
Significant non-cash investing and financing activities:
Retirement of fully depreciated assets	$37,346	$17,564
Reclassification of properties to assets held for sale or receivables	$18,206	$20,809
Assumption of debt and capital leases related to franchise
partnership acquisitions		$43,914
Liability for claim settlements and insurance receivables	$(652)	$(4,813)
The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI”, “we” or the “Company”), owns and operates Ruby Tuesday® casual dining restaurants and two Wok Hay restaurants. We also franchise the Ruby Tuesday concept in select domestic and international markets. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the 13- and 39-week periods ended March 3, 2009 are not necessarily indicative of results that may be expected for the year ending June 2, 2009.

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

NOTE B – EARNINGS/(LOSS) PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. Diluted earnings per share gives effect to restricted stock and options outstanding during the applicable periods. There were no stock options and restricted shares included in the diluted weighted average shares outstanding for the 13 and 39 weeks ended March 3, 2009, and a negligible amount included in the diluted weighted average shares outstanding for the 13 weeks ended March 4, 2008. The stock options and restricted shares included in the diluted weighted average shares outstanding totaled 0.1 million for the 39 weeks ended March 4, 2008.

Stock options with an exercise price greater than the average market price of our common stock and certain options with unrecognized compensation expense do not impact the computation of diluted earnings per share because the effect would be anti-dilutive. In addition, due to the net loss for the 39 weeks ended March 3, 2009, all then outstanding share-based awards were excluded from the computation of diluted loss per share. For the 13 and 39 weeks ended March 3, 2009, there were 6.5 million and 6.8 million unexercised options, respectively, that were excluded from these calculations. Further, for both the 13 and 39 weeks ended March 3, 2009, 1.4 million restricted shares were excluded. For the 13 and 39 weeks ended March 4, 2008, there were 6.7 million and 6.4 million unexercised stock options, respectively, that were excluded from these calculations. Further, for both the 13 and 39 weeks ended March 4, 2008, 0.3 million restricted shares were excluded.

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

All options awarded under the Directors’ Plan have been at the fair market value at the time of grant. A Committee, appointed by the Board, administers the Directors’ Plan. At March 3, 2009, we had reserved 392,000 shares of common stock under this Plan, 259,000 of which were subject to options outstanding.

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

At March 3, 2009, we had reserved a total of 7,319,000 shares of common stock for the 2003 SIP, 6,135,000 of which were subject to options outstanding. Stock option exercises are settled with the issuance of new shares.

Stock Options

The following table summarizes the activity in options for the 39 weeks ended March 3, 2009 under these stock option plans (in thousands, except per-share data):

		Weighted-
		Average
	Options	Exercise Price
Balance at June 3, 2008	6,835	$ 25.36
Granted	282	6.50
Exercised	–	–
Forfeited	(723)	16.66
Balance at March 3, 2009	6,394	$ 25.51

Exercisable at March 3, 2009	4,526	$ 29.45

At March 3, 2009, there was approximately $1.3 million of unrecognized pre-tax compensation expense related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of 1.3 years.

During the first quarter of fiscal 2009, we granted approximately 200,000 stock options to certain employees under the terms of the 2003 SIP. These stock options cliff vest after thirty-months of service following grant of the award, and have a maximum life of five years. There are no performance-based vesting requirements associated with these stock options. These stock options do provide for immediate vesting if the optionee retires during the option period. For employees meeting this criterion at the time of grant, the accelerated vesting provision renders the requisite service condition non-substantive under Statement of Financial Accounting Standards No. 123(R), and we therefore fully expense the fair value of stock options awarded to retirement eligible employees on the date of grant. As a result, we recorded during the first quarter of fiscal 2009 an expense of $0.2 million related to stock options awarded on July 18, 2008 to our Chief Executive Officer (“CEO”).

During the second quarter of fiscal 2009, RTI granted approximately 82,000 stock options to non-employee directors. These stock options cliff vest after thirty months of service following grant of the award, and have a maximum life of five years.

Restricted Stock

The following table summarizes our restricted stock activity for the 39 weeks ended March 3, 2009 (in thousands, except per-share data):

		Weighted-Average
	Restricted	Grant-Date
	Stock	Fair Value
Non-vested at June 3, 2008	1,390	$ 12.33
Granted	407	6.50
Vested	(21)	20.67
Forfeited	(373)	22.38
Non-vested at March 3, 2009	1,403	$ 7.84

The fair values of the restricted share awards reflected above were based on the fair market value of our common stock at the time of grant. At March 3, 2009, unrecognized compensation expense related to restricted stock grants expected to vest totaled approximately $1.7 million and will be recognized over a weighted average vesting period of approximately 1.6 years.

During the first quarter of fiscal 2009, RTI granted approximately 290,000 restricted shares to certain employees under the terms of the 2003 SIP. These shares vest in equal installments over one, two, and three year periods. Vesting of 279,000 of these shares, including approximately 139,000 shares which were awarded to our CEO, is also contingent upon the Company’s achievement of certain performance conditions, which are to be measured in the first quarter of fiscal 2010. However, for the same reason as mentioned above in regards to our stock options, we recorded during the first quarter of fiscal 2009 an expense of $0.6 million related to restricted shares awarded on July 18, 2008 to our CEO. Should our CEO retire prior to the end of the performance period, the number of restricted shares he would receive would not be determinable until the completion of the performance period. The expense we recorded for this award was determined using a model that factored in the number of restricted shares to be awarded under a variety of scenarios.

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

NOTE D – ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable – current consist of the following (in thousands):

	March 3, 2009	June 3, 2008

Rebates receivable	$726	$813
Amounts due from franchisees	3,805	3,305
Other receivables	1,781	3,379
Current portion of notes receivable	4,854	4,825
	11,166	12,322
Less allowances for doubtful notes and equity
method losses	3,434	1,807
	$7,732	$10,515

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

As of March 3, 2009, other receivables consisted primarily of amounts due for third party gift card sales and insurance claims, amounts due from various landlords, and tax and license refunds. Included in other receivables at June 3, 2008 are proceeds associated with a company-owned life insurance policy claim, amounts due for third party gift card sales, and amounts due from various landlords.

Notes receivable consist of the following (in thousands):

	March 3, 2009	June 3, 2008

Notes receivable from domestic franchisees	$9,766	$9,056
Less current maturities (included in accounts and
notes receivable)	4,854	4,825
	4,912	4,231
Less allowances for doubtful notes and equity
method losses, noncurrent	3,381	2,347
Total notes receivable, net -- noncurrent	$1,531	$1,884

Notes receivable from domestic franchisees generally arose between fiscal 1997 and fiscal 2002 when Company-owned restaurants were sold to new franchise partnerships (“refranchised”). These notes, when issued at the time of commencement of the franchise partnership’s operations, generally allowed for deferral of interest during the first one to three years and required only the payment of interest for up to six years from the inception of the note. Twelve current franchisees received acquisition financing from RTI as part of the refranchising transactions. The amounts financed by RTI approximated 36% of the original purchase prices. Eight of these twelve franchisees have paid their acquisition notes in full as of March 3, 2009.

Notes receivable from domestic franchisees also include amounts advanced to certain of our franchise partnerships under short-term line of credit arrangements in order to assist the franchises with operating cash flow needs during the current economic downturn. These arrangements are not required by our franchise operating agreements and may be discontinued in the future.

As of March 3, 2009, all the franchise partnerships were making interest and/or principal payments on a monthly basis in accordance with the current terms of these notes. The notes associated with two of the franchise partnerships were restructured during the second quarter of fiscal 2009 to extend the maturity date of these notes by one year. As of March 3, 2009, these notes had balances of $1.3 million and $1.4 million and will mature on January 1, 2010 and May 10, 2010, respectively. All of the refranchising notes accrue interest at 10.0% per annum.

The allowance for doubtful notes represents our best estimate of losses inherent in the notes receivable at the balance sheet date. During the 13 and 39 weeks ended March 3, 2009, we increased the reserve by $0.8 million and $2.6 million, respectively, based on our estimate of the extent of those losses. At March 3, 2009, the allowance for doubtful notes included $5.4 million allocated to the $9.2 million of debt due from eleven franchisees that, for the most recent reporting period, have either reported coverage ratios below the required levels with certain of their third party debt, or reported ratios above the required levels but for an insufficient amount of time.

Also included in the allowance for doubtful notes and equity method losses at March 3, 2009 is $1.2 million, which represents our portion of the equity method losses of four of our 50%-owned franchise partnerships which was in excess of our recorded investment in those partnerships.

NOTE E – GIFT CARDS

We began selling gift cards during fiscal 2005. Prior to the current quarter, where allowed, we charged dormancy fees for gift cards after two years. Given that the dormancy fees could eventually reduce gift card balances to zero, we did not record income for estimated gift card breakage. During the third quarter of fiscal 2009, we discontinued our practice of charging dormancy fees. Using gift card redemption history, we determined that substantially all of our guests utilize their gift cards within two years from the date of purchase. Accordingly, we now recognize gift card breakage for non-escheatable amounts beginning 24 months after the date of activation.

We recognized gift card breakage income of $1.9 million during the 13 weeks ended March 3, 2009, which includes $0.8 million of breakage income related to gift cards activated prior to the third quarter of fiscal 2007. This income is included as an offset to Other Restaurant Operating Costs in the current Condensed Consolidated Statements of Operations.

NOTE F – FRANCHISE PROGRAMS

As of March 3, 2009, we held a 50% equity interest in each of six franchise partnerships which collectively operate 71 Ruby Tuesday restaurants. We apply the equity method of accounting to all 50%-owned franchise partnerships. Also, as of March 3, 2009, we held a 1% equity interest in each of seven franchise partnerships, which collectively operate 48 restaurants, and no equity interest in various traditional domestic and international franchises, which collectively operate 112 restaurants.

Beginning in May 2005, under the terms of the franchise operating agreements, we required all domestic franchisees to contribute a percentage, currently 0.5%, of monthly gross sales to a national advertising fund formed to cover their pro rata portion of the production and airing costs associated with our national advertising campaign. Under the terms of those agreements, we can charge up to 3.0% of monthly gross sales for this national advertising fund.

Advertising amounts received from domestic franchisees are considered by RTI to be reimbursements, recorded on an accrual basis as earned, and have been netted against selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

See Note M to the Condensed Consolidated Financial Statements for a discussion of our franchise partnership working capital credit facility and our related guarantees.

NOTE G – PROPERTY, EQUIPMENT, OPERATING LEASES AND ASSETS HELD FOR SALE

Property and equipment, net, is comprised of the following (in thousands):

	March 3, 2009	June 3, 2008
Land	$218,452	$226,029
Buildings	459,036	472,532
Improvements	428,413	458,192
Restaurant equipment	283,374	303,212
Other equipment	91,851	100,841
Construction in progress	15,043	29,755
	1,496,169	1,590,561
Less accumulated depreciation and amortization	504,621	502,205
	$991,548	$1,088,356

Approximately 52% of our 671 restaurants are located on leased properties. Of these, approximately 63% are land leases only; the other 37% are for both land and building. The initial terms of these leases expire at various dates over the next 20 years. These leases may also contain required increases in minimum rent at varying times during the lease term and have options to extend the terms of the leases at a rate that is included in the original lease agreement. Most of our leases require the payment of additional (contingent) rent that is based upon a percentage of restaurant sales above agreed upon sales levels for the year. These sales levels vary for each restaurant and are established in the lease agreements. We recognize contingent rental expense (in annual as well as interim periods) prior to the achievement of the specified target that triggers the contingent rental expense, provided that achievement of that target is considered probable.

Amounts included in assets held for sale at March 3, 2009 primarily consist of parcels of land upon which we have no intention to build restaurants and the Company airplane.

NOTE H – LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

	March 3, 2009	June 3, 2008

Revolving credit facility	$347,900	$414,400
Unsecured senior notes:
Series A, due April 2010	78,308	82,838
Series B, due April 2013	56,484	62,393
Mortgage loan obligations	42,413	45,622
Capital lease obligations	182	190
	525,287	605,443
Less current maturities	18,047	17,301
	$507,240	$588,142

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

Following the May 21, 2008 amendment to the Credit Facility, through a series of scheduled quarterly and other required reductions, our original $500.0 million capacity has been reduced, as of March 3, 2009, to $452.8 million. The Credit Facility will be reduced by $6.3 million during the remainder of fiscal 2009.

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

Under the terms of the Credit Facility, we had borrowings of $347.9 million with an associated floating rate of interest of 4.01% at March 3, 2009. As of June 3, 2008, we had $414.4 million outstanding with an associated floating rate of interest of 5.86%. After consideration of letters of credit outstanding, we had $88.6 million available under the Credit Facility as of March 3, 2009. The Credit Facility will mature on February 23, 2012.

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

At March 3, 2009, the Private Placement consisted of $78.3 million in notes with an interest rate of 8.19% (the “Series A Notes”) and $56.5 million in notes with an interest rate of 8.92% (the “Series B Notes”). The Series A Notes and Series B Notes mature on April 1, 2010 and April 1, 2013, respectively. During the 39 weeks ended March 3, 2009, we offered, and our noteholders accepted, principal prepayments of $4.5 million and $5.9 million on the Series A and B Notes, respectively. We estimate that we will offer prepayments totaling $13.5 million during the next twelve months. Accordingly, we have classified $13.5 million as current as of March 3, 2009. This amount includes four quarterly offers of $2.0 million each and additional amounts to be determined based upon excess cash flows.

NOTE I – INCOME TAXES

We had a liability for unrecognized tax benefits of $4.8 million and $4.4 million as of March 3, 2009 and June 3, 2008, respectively. As of March 3, 2009 and June 3, 2008, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate was $3.2 million and $2.8 million, respectively. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

Interest and penalties related to unrecognized tax benefits are recognized as components of income tax expense. As of March 3, 2009 and June 3, 2008, we had accrued $1.5 million and $1.3 million, respectively, for the payment of interest and penalties.

The effective tax rate for the current quarter was 5.3% compared to (24.6)% for the same period of the prior year. The change in the effective tax rate resulted primarily from a limitation on the interim recognition of the tax benefit of the loss projected for fiscal 2009 in accordance with FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods, an interpretation of APB Opinion No. 28” (“FIN 18”) coupled with the favorable impact in the prior year of an audit settlement. During the fiscal quarter ended March 4, 2008, our income tax expense was reduced by approximately $1.7 million as a result of completion of an audit and the expiration of certain statutes of limitations.

The effective tax rate was 49.8% for the 39-week period ended March 3, 2009 compared to (23.8)% for the corresponding period of the prior year. In addition to a FIN 18 tax benefit limitation and the impact of an audit settlement similar to that discussed above, the change in the effective tax rate as compared to the prior year resulted from the impact of tax credits, which increased as compared to the prior year.

At March 3, 2009, we are no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2007, and with few exceptions, state and local examinations by tax authorities prior to fiscal year 2006.

NOTE J – COMPREHENSIVE INCOME/(LOSS)

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” (“SFAS 130”), requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income/(loss) in accordance with U.S. generally accepted accounting principles. Items that currently impact our other comprehensive income are the pension liability adjustments and payments received in partial settlement of the Piccadilly divestiture guarantee. See Note M to the Condensed Consolidated Financial Statements for further information on the Piccadilly settlement. Amounts shown in the table below are in thousands.

	Thirteen weeks ended		Thirty-nine weeks ended
	March 3,	March 4,	March 3,	March 4,
	2009	2008	2009	2008
Net income/(loss)	$4,770	$11,708	$(32,364)	$12,447
Pension liability reclassification, net of tax	201	209	604	628
Piccadilly settlement, net of tax	11	–	11	151
Comprehensive income/(loss)	$4,982	$11,917	$(31,749)	$13,226

NOTE K – RETIREMENT BENEFITS

We sponsor three defined benefit pension plans for active employees and offer certain postretirement benefits for retirees. A summary of each of these is presented below.

Retirement Plan

RTI sponsors the Morrison Restaurants Inc. Retirement Plan (the “Retirement Plan”). Effective December 31, 1987, the Retirement Plan was amended so that no additional benefits would accrue and no new participants may enter the Retirement Plan after that date. Participants receive benefits based upon salary and length of service.

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

We share with Morrison Health Care, Inc. (“MHC”), a formerly-related company, the liability for retirement benefits accrued through March 1996 under previously-established non-qualified plans by the participants of a second formerly-related company, Morrison Fresh Cooking, Inc. (“MFC”). These previous non-qualified plans were similar to the Executive Supplemental Pension Plan and the Management Retirement Plan. See Note M to the Condensed Consolidated Financial Statements for more information on our guarantees and shared liabilities.

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

The following tables detail the components of net periodic benefit costs and the amounts recognized in our Condensed Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the “Pension Plans”) and the Postretirement Medical and Life Benefits plans (in thousands):

	Pension Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	March 3,	March 4,	March 3,	March 4,
	2009	2008	2009	2008
Service cost	$102	$91	$306	$273
Interest cost	603	566	1,809	1,698
Expected return on plan assets	(168)	(186)	(504)	(558)
Amortization of prior service cost	82	81	246	243
Recognized actuarial loss	242	244	726	732
Net periodic benefit cost	$861	$796	$2,583	$2,388

	Postretirement Medical and Life Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	March 3,	March 4,	March 3,	March 4,
	2009	2008	2009	2008
Service cost	$2	$2	$6	$6
Interest cost	21	26	63	78
Amortization of prior service cost	(16)	(2)	(48)	(6)
Recognized actuarial loss	27	24	81	72
Net periodic benefit cost	$34	$50	$102	$150

We also sponsor two defined contribution retirement savings plans. Information regarding these plans is included in our Annual Report on Form 10-K for the fiscal year ended June 3, 2008.

NOTE L – CLOSURES AND IMPAIRMENTS EXPENSE, INCLUDING GOODWILL

We closed 43 restaurants during the third quarter of fiscal 2009 in connection with a plan announced on December 18, 2008. In the same announcement we stated our further intentions to close an estimated 30 locations over the next several years, and to discount and market approximately 35-40 surplus properties and our Company airplane. In accordance with SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, we recognized as Closures and Impairments for the 13 and 39 weeks ended March 3, 2009, respectively: impairment charges totaling $3.9 million and $40.1 million, closed restaurant lease reserves of $8.7 million and $9.5 million, dead site write-offs totaling $0.1 million and $2.2 million, and other adjustments of $1.9 million and $2.0 million.

Excluding goodwill impairment (discussed below), impairment charges for the 13 and 39 weeks ended March 3, 2009 include the following (in thousands):

	Thirteen weeks ended March 3, 2009	Thirty-nine weeks ended March 3, 2009
Impairments for:
Restaurants closing in fiscal 2009	$1,715	$18,319
Open restaurants	534	11,266
Surplus properties	1,288	8,880
Company airplane	–	1,231
Other	338	426
	$3,875	$40,122

Closures and impairment expenses totaling $1.9 million and $4.4 million for the 13- and 39- week periods ended March 4, 2008, respectively, were reclassified from Other Restaurant Operating Costs to Closures and Impairments in the current Condensed Consolidated Statements of Operations to ensure consistency with the current presentation. These reclassifications had no impact on previously reported net income.

As previously discussed, we incurred impairment and other charges in our fiscal second quarter associated with restaurant closings. During the quarter ended March 3, 2009, we closed 43 of these restaurants, of which 30 were leased properties. Following the restaurant closings, we performed an analysis of the now-closed properties in order to estimate the lease liability and any other costs associated with the closings. Based upon the analysis performed, during the 13 weeks ended March 3, 2009 we recorded charges of $8.7 million for costs associated with lease terminations and future lease obligations and $0.8 million in severance benefits and other costs. A summary of our liabilities associated with closed properties is as follows (in thousands):

Lease Obligations
Balance at June 3, 2008	$1,567
Closing expense	9,506
Transfer of deferred escalating minimum rent liability balance	3,517
Payments	(2,014)
Other adjustments	(64)
Balance at March 3, 2009	$12,512

For the remainder of fiscal 2009 and beyond, our focus will be on obtaining settlements on as many of these leases as is possible and these settlements could be higher or lower than the amounts recorded. The actual amount of any cash payments made by the Company for lease contract termination costs will be dependent upon ongoing negotiations with the landlords of the leased restaurant properties.

At March 3, 2009, we had 28 restaurants that had been open more than one year with rolling 12 month negative cash flows of which 17 have been impaired to salvage value. Of the 11 which remained, we reviewed the plans to improve cash flows at each of the restaurants and recorded impairments as deemed appropriate. Remaining net book values of these 11 restaurants are as follows (in thousands):

Eight restaurants for which no impairments have been recorded	$12,501
Three restaurants for which partial impairments have been recorded	221
$12,722

Should sales at these restaurants not improve within a reasonable period of time, further impairment charges are possible. Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs, salvage value, and sublease income. Accordingly, actual results could vary significantly from our estimates.

Goodwill represents the excess of costs over the fair market value of assets of businesses acquired. We had recorded goodwill from our predecessor’s acquisition of the Ruby Tuesday concept in 1982, the acquisitions of certain franchise partnerships, and the Wok Hay acquisition. Our goodwill totaled $18.9 million at June 3, 2008. Following the guidance contained in SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we have performed tests for impairment annually, or more frequently if events or circumstances indicate it might be impaired. Indicators of potential impairment might include a decline of quoted market prices of our stock in active markets and/or continuing lower sales or operating losses. Impairment tests for goodwill require a two-step process. Under the first step, the estimation of fair value of the reporting unit is compared with its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the implied fair value of goodwill is less than its carrying value. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of our reporting unit goodwill. We have used a variety of methodologies in determining the fair value of the reporting unit, including cash flow analyses that are consistent with the assumptions we believe hypothetical marketplace participants would use, estimates of sales proceeds and other measures, such as fair market price of our common stock, as evidenced by closing trade price. We have used an appropriate discount rate that is commensurate with the risk inherent in the projected cash flows.

Our normal timing for the annual testing of goodwill is as of the end of our third fiscal quarter. Given our lowered stock price and declines in same-restaurant sales, we have recently been testing for impairment on a quarterly basis. The shortfall of stock price versus our carrying value in the second quarter of fiscal 2009 exceeded that of previous quarters. This, coupled with our continued decline in same-restaurant sales, overall economic conditions and the challenging environment for the restaurant industry, led us to conclude that our goodwill was impaired. As a result, we recorded a charge of $19.0 million ($13.9 million, net of tax) during the second quarter of fiscal 2009, representing the full value of the goodwill.

NOTE M – COMMITMENTS AND CONTINGENCIES

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

As of March 3, 2009, the amounts guaranteed under the Franchise Facility and the Cancelled Facilities were $47.3 million and $4.7 million, respectively. The guarantees associated with one of the Cancelled Facilities are collateralized by a $4.0 million letter of credit. As of June 3, 2008, the amounts guaranteed under the Franchise Facility and the Cancelled Facilities were $46.6 million and $4.9 million, respectively. Unless extended, guarantees under these programs will expire at various dates from November 2009 through February 2013. To our knowledge, despite certain of these franchises having reported coverage ratios below the required levels, all of the franchise partnerships are current in the payment of their obligations due under these credit facilities. We have recorded liabilities totaling $1.4 million and $0.7 million as of March 3, 2009 and June 3, 2008, respectively, related to these guarantees. These amounts were determined based on amounts to be received from the franchise partnerships as consideration for the guarantees. We believe these amounts approximate the fair value of the guarantees.

Divestiture Guarantees

On November 20, 2000, we completed the sale of all 69 of our American Cafe (including L&N Seafood) and Tia’s restaurants to Specialty Restaurant Group, LLC (“SRG”). A number of these restaurants were located on leased properties. We remain primarily liable on certain American Cafe and Tia’s leases that were subleased to SRG and contingently liable on others. SRG, on December 10, 2003, sold its 28 Tia’s restaurants to an unrelated entity and, as part of the transaction, further subleased certain Tia’s properties.

During the second quarter of fiscal 2007, the third party owner to whom SRG had sold the Tia’s restaurants declared Chapter 7 bankruptcy. This declaration left us and/or SRG either primarily or indirectly liable for certain of the older Tia’s leases. As of March 3, 2009, we have settled almost all of the Tia’s leases. Future payments to the remaining landlords are expected to be insignificant.

On January 2, 2007, SRG closed 20 of its restaurants, 14 of which were located on properties sub-leased from RTI. Four other SRG restaurants were closed in calendar 2006. SRG filed for Chapter 11 bankruptcy on February 14, 2007.

Following the closing of the 20 SRG restaurants in January 2007, we performed an analysis of the now-closed properties in order to estimate the lease liability to be incurred from the closings. Based upon the analysis performed, charges of $6.0 million have been recorded to date, including nominal amounts recorded during the 39 weeks ended March 3, 2009.

As of March 3, 2009, we remain primarily liable for five SRG leases which cover closed restaurants. Scheduled cash payments for rent remaining on these five leases at March 3, 2009 totaled $1.2 million. Because these restaurants were located in malls, we may be liable for other charges such as common area maintenance and property taxes. In addition to the scheduled remaining payments, we believe an additional $0.9 million for previously scheduled rent and related payments on these leases had not been paid as of March 3, 2009. As of March 3, 2009, we had recorded an estimated liability of $1.5 million based on the five SRG unsettled claims to date. We made payments of $0.6 million on the currently unresolved leases during the 39 weeks ended March 3, 2009.

During fiscal 1996, our shareholders approved the distribution (the “Distribution”) of our family dining restaurant business (MFC) and our health care food and nutrition services business (MHC, later called Morrison Management Specialists, Inc.). Subsequently, Piccadilly Cafeterias, Inc. (“Piccadilly”) acquired MFC and Compass Group, PLC (“Compass”) acquired MHC. Prior to the Distribution, we entered into various guarantee agreements with both MFC and MHC, most of which have expired. As agreed upon at the time of the Distribution, we have been contingently liable for (1) payments to MFC and MHC employees retiring under (a) MFC’s and MHC’s versions of the Management Retirement Plan and the Executive Supplemental Pension Plan (the two non-qualified defined benefit plans) for the accrued benefits earned by those participants as of March 1996, and (b) funding obligations under the Retirement Plan maintained by MFC and MHC following the Distribution (the qualified plan) until 2006, and (2) payments due on certain workers’ compensation claims.

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

As of March 3, 2009, we have received payments in partial settlement of the Piccadilly bankruptcy totaling $2.0 million to date. We hope to recover further amounts upon final settlement of the bankruptcy although further payments, if any, are expected to be insignificant. The actual amount we may be ultimately required to pay towards the divestiture guarantees could be lower if there is any further recovery in the bankruptcy proceeding, or could be higher if more valid participants are identified or if actuarial assumptions are proven inaccurate.

We estimated our divestiture guarantees related to MHC at March 3, 2009 to be $3.3 million for employee benefit plans. In addition, we remain contingently liable for MHC’s portion (estimated to be $2.3 million) of the MFC employee benefit plan liability for which MHC is currently responsible under the divestiture guarantee agreements. We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

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

NOTE N – FAIR VALUE MEASUREMENTS

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

As of March 3, 2009, our financial assets and liabilities that are measured at fair value on a recurring basis consist of the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (the “Deferred Compensation Plan”) and the Ruby Tuesday, Inc. Restated Deferred Compensation Plan (the “Predecessor Plan”). The Deferred Compensation Plan and Predecessor Plan are unfunded, non-qualified deferred compensation plans for eligible employees. Assets earmarked to pay benefits under the Deferred Compensation Plan and Predecessor Plan are held by a rabbi trust. As of March 3, 2009, the assets and liabilities of these plans approximated $6.3 million, which are included in prepaid and other expenses, other assets, accrued liabilities-payroll and related costs, and other deferred liabilities in the Condensed Consolidated Balance Sheets, except for the investment in RTI common stock and related liability payable in RTI common stock of $2.3 million, which are reflected in Shareholders’ Equity in the Condensed Consolidated Balance Sheets as these are considered treasury shares and reported at cost. Investments other than the investment in RTI common stock are reported at fair value as determined using observable market prices from active markets, which represents Level 1 in the SFAS 157 hierarchy.

NOTE O – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FSP FAS 140-4 and FIN 46(R)-8 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and FIN 46(R), “Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51” to require public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities. As the FSP is effective for interim and annual reporting periods ending after December 15, 2008, we adopted the requirements of FSP FAS 140-4 and FIN 46(R)-8 during our third quarter of fiscal 2009.

The primary entities in which we possess a variable interest are franchise entities, which operate our franchised restaurants. As discussed in Note F to our Condensed Consolidated Financial Statements, we hold either a 1% or 50% ownership interest in our 13 franchise partnerships and no ownership interest in any of our domestic or international traditional franchisees. Although we do have loans to and provide guarantees for certain of our franchise partnerships, they each have substantial other business activities. We have not consolidated these entities, as we believe that each of these entities meets the definition of a business and we do not provide more than half of the total of the equity, subordinated debt, and other forms of subordinated financial support to these entities based on an analysis of the fair values of our interests in these entities.

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

In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. We adopted the provisions of SFAS 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements, on June 4, 2008. See Note M to our Condensed Consolidated Financial Statements for further information. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” which permits a one-year deferral for the implementation of the provisions of SFAS 157 with regard to non-financial assets and liabilities that are not carried at fair value on a recurring basis in financial statements. We are currently evaluating the impact of SFAS 157 on our Condensed Consolidated Financial Statements and intend to defer adoption of SFAS 157 until fiscal 2010 for such items.

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

NOTE P – SUBSEQUENT EVENTS

On March 18, 2009, we acquired a Ruby Tuesday restaurant in Rockwall, Texas from a traditional domestic franchise for $0.7 million in cash.

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

General:

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI”, the “Company”, “we” and/or “our”), owns and operates Ruby Tuesday® casual dining restaurants and two Wok Hay restaurants. We also franchise the Ruby Tuesday concept in selected domestic and international markets. As of March 3, 2009 we owned and operated 671, and franchised 231, Ruby Tuesday restaurants. Ruby Tuesday restaurants can now be found in 46 states, the District of Columbia, 14 foreign countries, Puerto Rico, and Guam.

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

Our first priority was to improve our food with an emphasis on Uncompromising Freshness and Quality. Our Gracious Hospitality initiative comprised upgrading our team selection, image, and performance standards. In fiscal 2008, we completed the reimaging of our Company-owned restaurants, creating a fresh, new, updated look for our restaurants and accomplishing our objective of having 5-Star Facilities. Completion of the reimaging program resulted in the strategic repositioning of our brand and put us in position to execute on our mission of delivering a memorable, high-quality casual dining experience with Compelling Value.

While we were in the process of implementing our brand strategies, consumer spending came under pressure for a variety of reasons, and the casual dining segment of the restaurant industry began to experience a more difficult operating environment. These factors have contributed to declines in same-restaurant sales and our not meeting our targeted financial results for the last two years, even though our measures of guest satisfaction have shown increases.

Our same-restaurant sales for Company-owned restaurants declined 6.8% and our diluted earnings per share declined to $0.09 in the third quarter of fiscal 2009. Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we discuss our fiscal 2009 third quarter and year-to-date financial results in detail as well as provide insight for the same periods of the prior fiscal year. We remind you, that, in order to best obtain an understanding of our financial performance during the last three fiscal years, this MD&A section should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes.

We remain committed to increasing shareholder value and have set the following financial goals for the remainder of fiscal 2009 and beyond:

•

Get more from our existing restaurants. Our principal focus is to grow same-restaurant sales (same-restaurants are defined as those that have been open at least 18 months) and average annual sales per restaurant, with long-term targets of 2-3% annual growth and $2.4 million, respectively. Our average annual sales per restaurant for Company-owned restaurants was $1.8 million for the rolling twelve-month period ended March 3, 2009. Our first priority is to stabilize same-restaurant sales and arrest the current decline. To achieve this, we will continue to focus on our core brand strategies that appear to be successful in improving customer satisfaction. We will continue to increase consumer awareness about the new Ruby Tuesday brand through a combination of media advertising, promotional discounts and other local marketing initiatives. Now that each element of the brand complements the others, we believe we are in a position to more effectively communicate our changes to our guests. If our execution of our brand strategies leads to success in maintaining our current customers and the advertising and marketing initiatives draw in new customers, we believe we can grow same-restaurant sales and average annual restaurant volumes.

•

Lower our costs. We constantly strive to reduce our cost of doing business at both the corporate and restaurant levels without having a negative impact on quality or our guests’ experience. Consistent with this objective, we implemented in the second and third quarters of fiscal 2009 programs which we estimate will save us $45.0 to $50.0 million of costs annually, including the elimination of losses at restaurants we subsequently closed.

•

Generate free cash flow and improve our balance sheet. Because of our leverage, we are highly focused on maximizing our cash flow. If we are successful in stabilizing same-restaurant sales and maintaining or lowering our costs, we should generate substantial cash flow. Furthermore, our capital requirements are relatively modest as we anticipate only adding five restaurants this year, and our maintenance capital spending needs are low because we have remodeled virtually all the Company-owned restaurants within the last year. We define “free cash flow” to be the net amount remaining when purchases of property and equipment are subtracted from net cash provided by operating activities. We anticipate total capital spending in fiscal 2009 to be approximately $17.5 million to $18.5 million, down from $116.9 million in fiscal 2008. We also estimate we will generate $68.0 million to $72.0 million of free cash flow in fiscal 2009, of which $55.3 million was generated in the first three quarters. A substantial portion of our fiscal 2009 free cash flow, including all of the free cash flow generated year-to-date, will be dedicated to the reduction of debt. Similarly, free cash flow generated in the next few years following fiscal 2009 will also be used to reduce debt. Through three quarters of fiscal 2009, debt has been further reduced, in part, by amounts received from sales of assets characterized as investing activities within our cash flow statements. Our objective is to reduce debt as quickly as possible to the point where the payment of dividends and share repurchases will no longer be restricted by our loan agreements. We are also evaluating other ways we could reduce bank debt and strengthen our balance sheet.

Results of Operations:

The following is an overview of our results of operations for the 13- and 39-week periods ended March 3, 2009:

Net income decreased to $4.8 million for the 13 weeks ended March 3, 2009 compared to $11.7 million for the same quarter of the previous year. Included in the most recent period’s income are pre-tax charges totaling $14.6 million related to restaurant closures and impairments as discussed in more detail below and in Note L to the Condensed Consolidated Financial Statements. Diluted earnings per share for the fiscal quarter ended March 3, 2009 decreased to $0.09 compared to $0.23 for the corresponding period of the prior year as a result of the decrease in net income as discussed below.

During the 13 weeks ended March 3, 2009:

●	One Company-owned Ruby Tuesday restaurant was opened;
●	43 Company-owned Ruby Tuesday restaurants were closed;
●	Seven franchise restaurants were opened and three were closed;
●	Same-restaurant sales at Company-owned restaurants decreased 6.8%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants decreased 5.1%; and
●

We incurred charges related to the closure of 43 restaurants in the quarter and to further write-down properties held for sale to facilitate their disposal as well as charges on open restaurants as follows: impairments, $3.9 million; closed restaurant lease reserves, $8.7 million; dead site write-offs, $0.1 million; and other adjustments, $1.9 million.

Net loss was $32.4 million for the 39 weeks ended March 3, 2009 compared to net income of $12.4 million for the same period of the previous year. Included in the most recent period’s loss are pretax charges totaling $72.7 million related to restaurant closures and impairments and the write-off of our goodwill as discussed in more detail below and in Note L to the Condensed Consolidated Financial Statements. Diluted loss per share for the 39 weeks ended March 3, 2009 was $0.63 compared to diluted earnings per share of $0.24 for the corresponding period of the prior year. The change in diluted loss/earnings per share is a result of a decrease in net income as discussed below.

During the 39 weeks ended March 3, 2009:

●	Four Company-owned Ruby Tuesday restaurants were opened;
●	54 Company-owned Ruby Tuesday restaurants were closed;
●	15 franchise restaurants were opened and eight were closed;
●	One Wok Hay was opened in a previously closed Ruby Tuesday location;
●	Same-restaurant sales at Company-owned restaurants decreased 9.5%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants decreased 6.4%;
●

We formulated a plan to restructure our property portfolio, which included the closing of 43 restaurants in the third quarter of fiscal 2009 and the planned closing of an additional 30 restaurants over the next several years, and wrote-down properties held for sale to facilitate their disposal as follows: impairments, $40.1 million; closed restaurant lease reserves, $9.5 million; dead site write-offs, $2.2 million; and other adjustments, $2.0 million; and

●

We wrote-off our goodwill of $19.0 million as a result of the overall poor economic conditions, declines in fair value, same-restaurant sales trends at Company-owned restaurants, and weak industry conditions.

The following table sets forth selected restaurant operating data as a percentage of total revenue, except where otherwise noted, for the periods indicated. All information is derived from our Condensed Consolidated Financial Statements included in this Form 10-Q.

	Thirteen weeks ended		Thirty-nine weeks ended
	March 3,	March 4,	March 3,		March 4,
	2009	2008	2009		2008
Revenue:
Restaurant sales and operating revenue	99.2%	99.1%	99.2%		99.0%
Franchise revenue	0.8	0.9	0.8		1.0
Total revenue	100.0	100.0	100.0		100.0
Operating costs and expenses:
Cost of merchandise (1)	28.5	27.9	27.7		27.7
Payroll and related costs (1)	33.0	33.1	34.5		33.2
Other restaurant operating costs (1)	19.6	19.7	21.1		20.1
Depreciation and amortization (1)	5.7	7.0	6.2		7.2
(Income)/loss from Specialty Restaurant
Group, LLC bankruptcy	(0.1)		0.0
Selling, general and administrative, net	5.1	7.2	7.2		8.6
Closures and impairments	4.6	0.5	5.8		0.4
Goodwill impairment			2.0
Equity in losses of
unconsolidated franchises	0.1	0.3	0.0		0.4
Interest expense, net	2.5	2.4	2.9		2.3
Income/(loss) before income taxes	1.6	2.7	(6.9)		1.0
Provision/(benefit) for income taxes	0.1	(0.7)	(3.4)		(0.2)
Net income/(loss)	1.5%	3.3%	(3	.5)%	1.2%
(1)	As a percentage of restaurant sales and operating revenue.

The following table shows year-to-date Company-owned and franchised Ruby Tuesday concept restaurant openings and closings, and total Ruby Tuesday concept restaurants as of the end of fiscal 2009’s and 2008’s third quarter.

	Thirteen weeks ended		Thirty-nine weeks ended
	March 3, 2009	March 4, 2008	March 3, 2009	March 4, 2008
Company–owned:
Beginning number	713	721	721	680
Opened	1	6	4	15
Acquired from franchisees	–	–	–	36
Closed	(43)	(6)	(54)	(10)
Ending number	671	721	671	721

Franchise:
Beginning number	227	223	224	253
Opened	7	2	15	9
Sold to RTI	–	–	–	(36)
Closed	(3)	(4)	(8)	(5)
Ending number	231	221	231	221

The following table shows year-to-date Company-owned Wok Hay concept restaurant openings as of the end of fiscal 2009’s and 2008’s third quarter.

	Thirteen weeks ended		Thirty-nine weeks ended
	March 3, 2009	March 4, 2008	March 3, 2009	March 4, 2008
Company–owned:
Beginning number	2	1	1	–
Opened	–	–	1	–
Acquired	–	–	–	1
Ending number	2	1	2	1

We expect our domestic and international franchisees to open approximately five additional Ruby Tuesday restaurants during the remainder of fiscal 2009. Subsequent to March 3, 2009 we acquired one restaurant in Rockwall, Texas formerly operated by a traditional franchisee.

Revenue

RTI’s restaurant sales and operating revenue for the 13 weeks ended March 3, 2009 decreased 9.5% to $315.1 million compared to the same period of the prior year. This decrease primarily resulted from a 6.8% decrease in same-restaurant sales, lower overall average restaurant volumes, and a net decrease of 50 restaurants from the same quarter of the prior year. The decrease in same-restaurant sales is partially attributable to reductions in customer counts due to a challenging economic environment and various consumer pressures, at a time concurrent with our move toward the higher end of casual dining. We also believe that other factors contributing to the decline include the loss of some of our customers who do not feel as comfortable in our re-imaged restaurants, the impact of heavy price-focused advertising by some of our traditional competitors, and leveling of sales growth in the casual dining segment of the restaurant industry resulting from the growth of supply outpacing that of demand.

Franchise revenue for the 13 weeks ended March 3, 2009 decreased 24.9% to $2.4 million compared to the same period of the prior year. Franchise revenue is predominately comprised of domestic and international royalties, which totaled $2.2 million and $3.1 million for the 13-week periods ended March 3, 2009 and March 4, 2008, respectively. This decrease is due to a decline in royalties from domestic franchisees as a result of temporarily reduced royalty rates for certain franchisees and a decrease in same-restaurant sales for domestic franchise Ruby Tuesday restaurants of 5.1% in the third quarter of fiscal 2009.

For the 39 weeks ended March 3, 2009, sales at Company-owned restaurants decreased 8.4% to $924.0 million compared to the same period of the prior year. This decrease primarily resulted from a 9.5%

decrease in same-restaurant sales for the 39-week period ended March 3, 2009 coupled with a net decrease of 50 restaurants.

For the 39-week period ended March 3, 2009, franchise revenues decreased 31.0% to $7.3 million compared to $10.5 million for the same period in the prior year. Domestic and international royalties totaled $6.8 million and $10.0 million for the 39-week periods ending March 3, 2009 and March 4, 2008, respectively. This decrease is due to a decline in royalties from domestic franchisees as a result of temporarily reduced royalty rates for certain franchisees, a decrease in same-restaurant sales for domestic franchise Ruby Tuesday restaurants of 6.4% for the 39 weeks ended March 3, 2009, and the acquisitions of franchisees in the prior year.

Under our accounting policy, we do not recognize franchise fee revenue for any franchise with negative cash flows at times when the negative cash flows are deemed to be anything other than temporary and the franchise has either borrowed directly from us or through a facility for which we provide a guarantee. We also do not recognize additional franchise fee revenue from franchisees with fees in excess of 60 days past due. Accordingly, we have deferred recognition of a portion of franchise revenue from certain franchises. Unearned income for franchise fees was $1.8 million and $3.9 million as of March 3, 2009 and June 3, 2008, respectively, which are included in other deferred liabilities and/or accrued liabilities – rent and other in the Condensed Consolidated Balance Sheets. The reduction in unearned income is primarily attributable to fee rebates given to certain franchise partnerships during the first three quarters of fiscal 2009. These franchise fee rebates were recognized by the franchise partnerships as income. For 50%-owned franchise partnerships, these rebates created income of $0.3 million and $1.2 million which is included in Equity in losses of unconsolidated franchises in the Condensed Consolidated Statement of Operations for the 13 and 39 weeks ended March 3, 2009, respectively, as discussed below.

Pre-tax Income/(Loss)

Pre-tax income decreased to $5.0 million for the 13 weeks ended March 3, 2009, over the corresponding period of the prior year. This decrease is primarily due to a decline of 6.8% in same-restaurant sales at Company-owned restaurants, closures and impairment expenses of $14.6 million, combined with increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of cost of merchandise and interest expense, net. These higher costs were offset by lower, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, payroll and related costs, other restaurant operating costs, depreciation, selling, general and administrative expenses, net, and equity in losses of unconsolidated franchises.

For the 39-week period ended March 3, 2009, pre-tax loss was $64.5 million compared to pre-tax income of $10.1 million for the same period of the prior year. This decrease is primarily due to a decrease of 9.5% in same-restaurant sales at Company-owned restaurants, closures and impairment expenses of $53.8 million, goodwill impairment of $19.0 million, combined with increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of payroll and related costs, other restaurant operating costs, and interest expense, net. These higher costs were offset by lower, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, depreciation, selling, general and administrative expenses, net, and equity in losses of unconsolidated franchises.

In the paragraphs which follow, we discuss in more detail the components of the decrease in pre-tax income for the 13- and 39-week periods ended March 3, 2009, as compared to the comparable periods in the prior year.

Cost of Merchandise

Cost of merchandise decreased 7.6% to $89.8 million for the 13 weeks ended March 3, 2009, over the corresponding period of the prior year. As a percentage of restaurant sales and operating revenue, cost of merchandise increased from 27.9% to 28.5% for the 13 weeks ended March 3, 2009.

For the 39-week period ended March 3, 2009, cost of merchandise decreased 8.1% to $256.3 million over the corresponding period of the prior year. As a percentage of restaurant sales and operating revenue, cost of merchandise was 27.7% for both the current and the comparable period of the prior fiscal year.

The increase for the 13-week period as a percentage of restaurant sales and operating revenue is primarily due to several promotions offered in the current quarter including freestanding insert coupons offering a buy one get one free on our Specialties, Fork-Tender Ribs, and Handcrafted Steaks, a buy one get one free value promotion for our So Connected guests, and a Dinner for Two promotion. These value offerings had the impact in the current quarter of reducing average food check which increased the related food cost as a percentage of restaurants sales and operating revenue.

Payroll and Related Costs

Payroll and related costs decreased 9.6% to $104.1 million for the 13 weeks ended March 3, 2009, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, payroll and related costs decreased from 33.1% to 33.0%.

For the 39-week period ended March 3, 2009, payroll and related costs decreased 4.6% to $319.1 million, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, payroll and related costs increased from 33.2% to 34.5%.

The decrease as a percentage of restaurant sales and operating revenue for the 13-week period is primarily due to decreases in hourly labor as a result of new staffing guidelines enacted during the current quarter and To Go labor due to this position being eliminated in our mall restaurants and certain other locations, and a reduction in health insurance costs based on favorable claims experience. These decreases were partially offset by increases, as a percentage of restaurant sales and operating revenue, in management labor due to a loss of leveraging from lower sales volumes.

The increase as a percentage of restaurant sales and operating revenue for the 39-week period is primarily due to higher management labor due to a loss of leveraging with lower sales volumes, an increase in health insurance costs based on unfavorable claims experience, higher hourly labor for certain positions relating to the rollout of the quality service specialist program during the second quarter of the prior year, and minimum wage increases in several states since the same period of the prior year.

Other Restaurant Operating Costs

Other restaurant operating costs decreased 9.7% to $61.8 million for the 13-week period ended March 3, 2009, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, these costs decreased from 19.7% to 19.6%.

For the 39-week period ended March 3, 2009, other restaurant operating costs decreased 3.7% to $195.1 million as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, these costs increased from 20.1% to 21.1%.

The decrease as a percentage of restaurant sales and operating revenue for the 13-week period is primarily due to gift card breakage income of $1.9 million as a result of a change in accounting estimate made concurrently with a decision to discontinue our practice of charging dormancy fees. As further discussed in Note E to our Condensed Consolidated Financial Statements, $0.8 million of the income relates to gift cards activated prior to the third quarter of fiscal 2007. This decrease was partially offset by an increase, as a percentage of restaurant sales and operating revenue, in utilities due to higher electricity costs and a loss of leveraging from lower sales volumes.

The increase as a percentage of restaurant sales and operating revenue for the 39-week period is primarily due to higher utility costs, primarily electricity, higher rent expense due to a loss of leveraging from lower sales volumes, and higher bad debt expense. These increases were partially offset by decreases, as a percentage of restaurant sales and operating revenue, in repairs and maintenance costs as a result of lower building repairs due to the recent completion of a re-imaging of our restaurants, lower equipment repair and maintenance contract costs, and an increase in gift card breakage income as previously discussed.

Depreciation and Amortization

Depreciation and amortization expense decreased 26.2% to $17.9 million for the 13-week period ended March 3, 2009, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, this expense decreased from 7.0% to 5.7%.

For the 39-week period ended March 3, 2009, depreciation and amortization expense decreased 21.4% to $57.4 million as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, this expense decreased from 7.2% to 6.2%.

The decrease for both the 13- and 39-week periods as a percentage of restaurant sales and operating revenue is primarily due to accelerated depreciation in the prior year ($3.9 million and $12.6 million, respectively) for restaurants reimaged as part of our re-imaging initiative.

Selling, General and Administrative Expenses, Net

Selling, general and administrative expenses, net of support service fee income totaling $1.7 million, decreased 35.3% to $16.3 million for the 13-week period ended March 3, 2009, as compared to the corresponding period in the prior year. As a percentage of total operating revenue, these expenses decreased from 7.2% to 5.1%.

Selling, general and administrative expenses, net of support service fee income totaling $5.0 million, decreased 23.1% to $67.3 million for the 39-week period ended March 3, 2009 as compared to the corresponding period in the prior year. As a percentage of total operating revenue, these expenses decreased from 8.6% to 7.2%.

The decrease for both the 13- and 39-week periods is primarily due to a reduction in advertising as a result of utilizing a direct mail program in the prior year in conjunction with the completion of reimaged restaurants, decreases in cable television advertising due to less air time, advertising agency fees, and new menu printing expense, coupled with less management labor and share-based employee compensation.

Closures and Impairments

Closures and impairments increased $12.7 million to $14.6 million for the 13-week period ended March 3, 2009, as compared to the corresponding period of the prior year. As a percentage of total operating revenue, these expenses increased from 0.5% to 4.6%.

Closures and impairments increased $49.4 million to $53.8 million for the 39-week period ended March 3, 2009, as compared to the corresponding period of the prior year. As a percentage of total operating revenue, these expenses increased from 0.4% to 5.8%.

The increase for both the 13- and 39-week periods is due primarily to charges associated with 43 restaurants we closed in the third quarter of fiscal 2009 and approximately 30 restaurants we expect to close over the next several years, impairments for discounting surplus properties and the Company airplane in order to better market them for immediate sale, and additional dead site write-offs. See Note L to our Condensed Consolidated Financial Statements for further information on our closures and impairment charges recorded in fiscal 2009.

Goodwill Impairment

We concluded during the second quarter of fiscal 2009 that our goodwill was impaired. As a result, we recorded an impairment charge during the fiscal quarter ended December 2, 2008 of $19.0 million. See Note L to our Condensed Consolidated Financial Statements for further information on our goodwill impairment.

Equity in Losses of Unconsolidated Franchises

Our equity in the losses of unconsolidated franchises was $0.4 million for the 13 weeks ended March 3, 2009, which is $0.7 million less than the corresponding period of the prior year. The decrease is attributable to decreased losses at five 50%-owned franchise partnerships. The decrease in losses primarily resulted from reduced fees charged to various of the six 50%-owned franchise partnerships as compared to the prior year and positive same-restaurant sales at two of the franchise partnerships.

Our equity in losses of unconsolidated franchises was $0.4 million for the 39-week period ended March 3, 2009, which is $3.1 million less than the corresponding period of the prior year. The decrease is attributable to decreased losses or increased earnings at each of the six 50%-owned franchise partnerships, and the acquisition of two franchise partnerships since the first quarter of the prior year. The decrease in losses primarily resulted from reduced fees charged to various of the 50%-owned franchise partnerships during the first three quarters of fiscal 2009 as compared to the prior year, along with rebates from RTI for $1.2 million of fees charged in fiscal 2008 and the first quarter of fiscal 2009.

As of March 3, 2009, we held 50% equity investments in each of six franchise partnerships which collectively operate 71 Ruby Tuesday restaurants. As of March 4, 2008, we held 50% equity investments in each of six franchise partnerships which then collectively operated 72 Ruby Tuesday restaurants.

Interest Expense, Net

Net interest expense decreased $0.7 million for the 13 weeks ended March 3, 2009, as compared to the corresponding period in the prior year, primarily due to lower average debt outstanding on the revolving credit agreement (the “Credit Facility”) and debt payments made since the same period of the prior year.

Net interest expense increased $3.6 million for the 39-week period ended March 3, 2009, as compared to the corresponding period in the prior year, primarily due to higher rates on certain borrowings as previously mentioned.

Provision for Income Taxes

The effective tax rate for the current quarter was 5.3% compared to (24.6)% for the same period of the prior year. The change in the effective tax rate resulted primarily from a limitation on the interim recognition of the tax benefit of the loss projected for fiscal 2009 in accordance with FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods, an interpretation of APB Opinion No. 28” (“FIN 18”) coupled with the favorable impact in the prior year of an audit settlement.

The effective tax rate was 49.8% for the 39-week period ended March 3, 2009 compared to (23.8)% for the corresponding period of the prior year. In addition to a FIN 18 tax benefit limitation and the impact of an audit settlement similar to that discussed above, the change in the effective tax rate as compared to the prior year resulted from the impact of tax credits, which increased as compared to the prior year.

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

In our Annual Report on Form 10-K for the year ended June 3, 2008, we identified our critical accounting policies related to share-based employee compensation, impairment of long-lived assets, franchise accounting, lease obligations, estimated liability for self-insurance, and income tax valuation allowances and tax accruals. During the first 39 weeks of fiscal 2009, there have been no changes in our critical accounting policies.

Liquidity and Capital Resources:

Cash and cash equivalents decreased by $7.3 million and $18.8 million during the first 39 weeks of fiscal 2009 and 2008, respectively. The change in cash and cash equivalents is as follows (in thousands):

	Thirty-nine weeks ended
	March 3,	March 4,
	2009	2008
Cash provided by operating activities	$69,447	$70,642
Cash provided/(used) by investing activities	3,365	(91,754)
Cash (used)/provided by financing activities	(80,156)	2,341
Decrease in cash and cash equivalents	$(7,344)	$(18,771)

Operating Activities

Cash provided by operating activities for the first 39 weeks of fiscal 2009 decreased 1.7% to $69.4 million due to a net loss of $32.4 million for the 39-week period ended March 3, 2009 compared to net income of $12.4 million in the same period of the prior year, a decrease in collections of receivables, changes in deferred taxes, and a reduction of depreciation expense due to higher expense in the prior year as a result of accelerated depreciation from the re-imaging of our restaurants. The decrease in collections of receivables for the 39-weeks ended March 3, 2009 is primarily attributable to a prior year settlement of a general liability insurance claim. These were partially offset by higher asset impairment expense associated with the closing of restaurants, discounting of surplus properties, the goodwill impairment, and changes in our income tax receivable.

Our working capital deficiency and current ratio as of March 3, 2009 were $14.3 million and 0.9:1, respectively. As is common in the restaurant industry, we carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset) or debt reduction (a long-term liability) and receivable and inventory levels are generally not significant.

Investing Activities

We require capital principally for the maintenance and upkeep of our existing restaurants, limited new restaurant construction, investments in technology, equipment, remodeling of existing restaurants, and on occasion for the acquisition of franchisees or other restaurant concepts. Property and equipment expenditures for the 39 weeks ended March 3, 2009 were $14.2 million, which is $89.8 million less than property and equipment expenditures during the same period of the prior year due to fewer openings in the current year and $51.2 million of capital expenditures in the first three quarters of fiscal 2008 related to the re-imaging of our restaurants.

Capital expenditures for the remainder of the fiscal year are budgeted to be approximately $3.5 million to $4.5 million based on our planned improvements for existing restaurants. We intend to fund capital expenditures for Company-owned restaurants with cash provided by operations.

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

Following the May 21, 2008 amendment to the Credit Facility, through a series of scheduled quarterly and other required reductions, our original $500.0 million capacity has been reduced, as of March 3, 2009, to $452.8 million. The Credit Facility will be reduced by $6.3 million during the remainder of fiscal 2009.

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

Under the terms of the Credit Facility, we had borrowings of $347.9 million with an associated floating rate of interest of 4.01% at March 3, 2009. As of June 3, 2008, we had $414.4 million outstanding with an associated floating rate of interest of 5.86%. After consideration of letters of credit outstanding, we had $88.6 million available under the Credit Facility as of March 3, 2009, an increase of $28.2 million over the $66.0 million available as of December 2, 2008. The Credit Facility will mature on February 23, 2012.

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

At March 3, 2009, the Private Placement consisted of $78.3 million in notes with an interest rate of 8.19% (the “Series A Notes”) and $56.5 million in notes with an interest rate of 8.92% (the “Series B Notes”). The Series A Notes and Series B Notes mature on April 1, 2010 and April 1, 2013, respectively. During the 39 weeks ended March 3, 2009, we offered, and our noteholders accepted, principal prepayments of $4.5 million and $5.9 million on the Series A and B Notes, respectively. We estimate that we will offer prepayments totaling $13.5 million during the next twelve months. Accordingly, we have classified $13.5 million as current as of March 3, 2009. This amount includes four quarterly offers of $2.0 million each and additional amounts to be determined based upon excess cash flows.

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

Consolidated EBITDAR is consolidated net income (for the Company and its majority-owned subsidiaries) plus interest charges, income tax, depreciation, amortization, rent and other non-cash charges. Among other charges, we have reflected share-based compensation, asset impairment and bad debt expense, as non-cash. Until the end of the quarter ended March 3, 2009, we can add back the costs (up to $10.0 million) incurred in connection with the closing of restaurants recorded in accordance with generally accepted accounting principles (“GAAP”).

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

The following is a reconciliation of net income, which is a GAAP-based measure of our operating results, to Consolidated EBITDAR as defined in our bank covenants (in thousands):

Twelve Months
Ended
March 3, 2009
Net (loss)	$(18,434)
Interest expense	35,981
Benefit for income taxes	(32,413)
Depreciation	78,206
Amortization of intangibles	756
Rent expense	52,544
Share-based compensation expense	10,735
Goodwill impairment	18,957
Asset impairments	41,987
Equity in losses of subsidiaries	407
Bad debt expense	2,892
Dead site write-offs	2,207
Amortization of debt issuance costs	1,627
Non-cash accruals	1,605
Restaurant closing costs	4,190
Other	85

Consolidated EBITDAR	$201,332

Our covenant requirements and actual ratios for the fiscal quarter ended March 3, 2009 are as follows:

	Covenant	Actual
	Requirements	Ratios
Maximum funded debt ratio (1)	4.25x	3.91x
Minimum fixed charge coverage ratio (2)	2.25x	2.50x

(1) The Credit Facility and notes issued in the Private Placement require us to maintain a maximum funded debt ratio, defined as Adjusted Total Debt to Consolidated EBITDAR, of 4.25x from December 3, 2008 to September 1, 2009, 4.00x from September 2, 2009 to March 2, 2010, 3.75x from March 3, 2010 to March 1, 2011, 3.50x from March 2, 2011 to March 1, 2012, and, for the notes issued in the Private Placement only, 3.25x thereafter.

We expect to generate free cash flow $12.7 to $18.7 million during the last quarter of fiscal 2009, a substantial portion of which will be dedicated to the reduction of debt.

(2) The Credit Facility and notes issued in the Private Placement require us to maintain a minimum fixed charge coverage ratio of 2.25x through March 1, 2011, 2.50x from March 2, 2011 to March 1, 2012, and, for the notes issued in conjunction with the Private Placement, 2.75x thereafter.

Our minimum Consolidated Net Worth covenant requires us to maintain a net worth, primarily comprised of the par value of our common stock, plus additional paid in capital and retained earnings, of $300,000,000 plus 25% of our consolidated net income for each completed fiscal year ending after June 4, 2003. For purposes of this requirement, we are allowed to exclude from retained earnings charges recorded for the impairment of goodwill or other intangible assets. During the 39-week period ended March 3, 2009, we recorded impairment charges of $19.0 million and $0.5 million relating to impairments of goodwill and other intangible assets, respectively.

We reported net income of $431.2 million for the period of fiscal 2004-2008, thus requiring a consolidated net worth, as defined, of $407.8 million. Excluding the impact of the goodwill impairment ($13.9 million, net of tax) and other intangible asset impairments ($0.3 million, net of tax), the sum of the par value of our common stock, additional paid in capital and retained earnings as of March 3, 2009 was $427.0 million.

During the remainder of fiscal 2009, we expect to fund operations, capital expansion, and any other investments, from operating cash flows, our Credit Facility, and operating leases.

Significant Contractual Obligations and Commercial Commitments

Long-term financial obligations were as follows as of March 3, 2009 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Notes payable and other Long-term debt, including
current maturities (a)	$42,595	$4,517	$9,235	$10,197	$18,646
Revolving credit facility (a)	347,900	–	347,900	–	–
Unsecured senior notes
(Series A and B) (a)	134,792	13,530	92,940	28,322	–
Interest (b)	47,273	15,203	17,182	7,792	7,096
Operating leases (c)	369,128	40,238	70,868	61,844	196,178
Purchase obligations (d)	158,908	72,642	48,921	23,319	14,026
Pension obligations (e)	28,144	5,239	12,091	5,253	5,561
Total (f)	$1,128,740	$151,369	$599,137	$136,727	$241,507

(a)	See Note H to the Condensed Consolidated Financial Statements for more information.
(b)

Amounts represent contractual interest payments on our fixed-rate debt instruments. Interest payments on our variable-rate revolving credit facility and variable-rate notes payable with balances of $347.9 million and $3.0 million, respectively, as of March 3, 2009 have been excluded from the amounts shown above, primarily because the balance outstanding under the Credit Facility, described further in Note H of the Condensed Consolidated Financial Statements, fluctuates daily. Additionally, the amounts shown above include interest payments on the Series A and B Notes at the current interest rates of 8.19% and 8.92%, respectively. These rates could be different in the future based upon certain leverage ratios.

(c)

This amount includes operating leases totaling $16.7 million for which sublease income of $16.7 million from franchisees or others is expected. Certain of these leases obligate us to pay maintenance costs, utilities, real estate taxes, and insurance, which are excluded from the amounts shown above. See Note G to the Condensed Consolidated Financial Statements for more information.

(d)	The amounts for purchase obligations include commitments for food items and supplies, construction projects, and other miscellaneous commitments.
(e)	See Note K to the Condensed Consolidated Financial Statements for more information.

(f)

This amount excludes $4.8 million of unrecognized tax benefits under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” due to the uncertainty regarding the timing of future cash outflows associated with such obligations.

Commercial Commitments (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	Years
Letters of credit (a)	$ 16,291	$ 15,775	$ 516	$ –	$ –
Franchisee loan guarantees (a)	48,117	47,379	399	339	–
Divestiture guarantees	6,713	183	385	397	5,748
Total	$ 71,121	$ 63,337	$ 1,300	$ 736	$ 5,748
(a)

Includes a $4.0 million letter of credit which secures franchisees’ borrowings for construction of restaurants being financed under a franchise loan facility. The franchise loan guarantee of $48.1 million also shown in the table excludes the guarantee of $4.0 million for construction on the restaurants being financed under the facility.

See Note M to the Condensed Consolidated Financial Statements for more information.

Off-Balance Sheet Arrangements

See Note M to the Condensed Consolidated Financial Statements for information regarding our franchise partnership and divestiture guarantees.

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

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable

Interest Entities.” FSP FAS 140-4 and FIN 46(R)-8 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and FIN 46(R), “Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51” to require public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities. As the FSP is effective for interim and annual reporting periods ending after December 15, 2008, we adopted the requirements of FSP FAS 140-4 and FIN 46(R)-8 during our third quarter of fiscal 2009.

The primary entities in which we possess a variable interest are franchise entities, which operate our franchised restaurants. As discussed in Note F to our Condensed Consolidated Financial Statements, we hold either a 1% or 50% ownership interest in our 13 franchise partnerships and no ownership interest in any of our domestic or international traditional franchisees. Although we do have loans to and provide guarantees for certain of our franchise partnerships, they each have substantial other business activities. We have not consolidated these entities, as we believe that each of these entities meets the definition of a business and we do not provide more than half of the total of the equity, subordinated debt, and other forms of subordinated financial support to these entities based on an analysis of the fair values of our interests in these entities.

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

In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. We adopted the provisions of SFAS 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements, on June 4, 2008. See Note N to our Condensed Consolidated Financial Statements for further information. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” which permits a one-year deferral for the implementation of the provisions of SFAS 157 with regard to non-financial assets and liabilities that are not carried at fair value on a recurring basis in financial statements. We are currently evaluating the impact of SFAS 157 on our Condensed Consolidated Financial Statements and intend to defer adoption of SFAS 157 until fiscal 2010 for such items.

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

Known Events, Uncertainties and Trends:

Financial Strategy and Stock Repurchase Plan

Our financial strategy is to utilize a prudent amount of debt, including operating leases, letters of credit, and any guarantees, to minimize the weighted average cost of capital while allowing financial flexibility and maintaining the equivalent of an investment-grade bond rating. This strategy has periodically allowed us to repurchase RTI common stock. During the 39 weeks ended March 3, 2009, we repurchased no shares of

RTI common stock. The total number of remaining shares authorized to be repurchased, as of March 3, 2009, is approximately 7.9 million. This amount reflects repurchase authorizations of 5.0 million and 6.5 million shares approved by our Board of Directors on January 9, 2007 and July 11, 2007, respectively. To the extent not funded with cash from operating activities and proceeds from stock option exercises, additional repurchases, if any, may be funded by borrowings. However, as previously discussed, under the terms of the amendment to the Credit Facility and the amendment and restatement of the Private Placement, we may not engage in the repurchase of our stock until we achieve certain leverage thresholds for two consecutive fiscal quarters. Were we to achieve these leverage thresholds, the repurchase of shares in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

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

Franchising and Development Agreements

Our agreements with franchise partnerships allow us to purchase an additional 49% equity interest for a specified price. We have chosen to exercise that option in situations in which we expect to earn a return similar to or better than that which we expect when we invest in new restaurants. During the 39 weeks ended March 3, 2009, we did not exercise our right to acquire an additional 49% equity interest in any franchise partnerships. We currently have a 1% ownership in seven of our 13 franchise partnerships, which collectively operated 48 Ruby Tuesday restaurants at March 3, 2009.

For the 50%-owned franchise partnerships, our franchise agreements allow us to purchase all remaining equity interests for an amount to be calculated based upon a predetermined valuation formula. During the 39 weeks ended March 3, 2009, we did not exercise our right to acquire the remaining equity interests of any of our franchise partnerships. We currently have a 50% ownership in six of our 13 franchise partnerships which collectively operated 71 Ruby Tuesday restaurants at March 3, 2009.

To the extent allowable under our debt facilities, we may choose to sell existing restaurants or exercise our rights to acquire an additional equity interest in franchise partnerships during the remainder of fiscal 2009 and beyond.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices. The interest rate charged on our Credit Facility can vary based on the interest rate option we choose to utilize. Our options for the rate are the Base Rate or LIBO Rate plus an applicable margin. The Base Rate is defined to be the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.5%. The applicable margin is zero to 2.5% for the Base Rate loans and a percentage ranging from 1.0% to 3.5% for the LIBO Rate-based option. As of March 3, 2009, the total amount of outstanding debt subject to interest rate fluctuations was $350.9 million. A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of $3.5 million per year, assuming a consistent capital structure.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 3, 2009.

Changes in Internal Controls

During the fiscal quarter ended March 3, 2009, there were no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the fiscal quarter ended March 3, 2009, there were no repurchases made by us or on our behalf, or by any “affiliated purchaser,” of shares of our common stock.

On January 9, 2007, our Board of Directors authorized the repurchase of an additional 5.0 million shares of our common stock under our ongoing share repurchase program. On July 11, 2007, the Board of Directors authorized the repurchase of an additional 6.5 million shares of our common stock. As of March 3, 2009, 3.6 million shares of the January 2007 authorization have been repurchased at a cost of approximately $93.7 million and there were 7.9 million shares available to be repurchased under our share repurchase program.

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

ITEM 6.

EXHIBITS

The following exhibits are filed as part of this report:

  Exhibit No.

10.1	Second Amendment dated as of February 17, 2009, to the Morrison Retirement Plan.

31.1	Certification of Samuel E. Beall, III, Chairman of the Board, President, and Chief Executive Officer.

31.2	Certification of Marguerite N. Duffy, Senior Vice President, Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.

(Registrant)

Date: April 9, 2009	BY: /s/ MARGUERITE N. DUFFY —————————————— Marguerite N. Duffy Senior Vice President and Chief Financial Officer