Form 10-K
period 2009-06-02
RUBY TUESDAY INC
filed 2009-08-03
CIK 68270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: June 2, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last day of the second fiscal quarter ended December 2, 2008 was $69,226,916 based on the closing stock price of $1.31 on December 2, 2008.

The number of shares of the registrant's common stock outstanding as of July 30, 2009, the latest practicable date prior to the filing of this Annual Report, was 65,032,667.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2009 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, is incorporated by reference into Part III hereof.

Special Note Regarding Forward-Looking Information

This Annual Report on Form 10-K contains various forward-looking statements, which represent our expectations or beliefs concerning future events, including one or more of the following:  future financial performance and restaurant growth (both Company-owned and franchised), future capital expenditures, future borrowings and repayments of debt, availability of debt financing on terms attractive to the Company, payment of dividends, stock repurchases, and restaurant and franchise acquisitions and refranchises. We caution the reader that a number of important factors and uncertainties could, individually or in the aggregate, cause our actual results to differ materially from those included in the forward-looking statements (such statements include, but are not limited to, statements relating to cost savings that we estimate may result from any programs we implement, our estimates of future capital spending and free cash flow, our targets for annual growth in same-restaurant sales and average annual sales per restaurant, and our strategy to obtain the equivalent of an investment-grade bond rating), including, without limitation, the following:

•	general economic conditions;

•	changes in promotional, couponing and advertising strategies;

•	guests’ acceptance of changes in menu items;

•	guests’ acceptance of our development prototypes and remodeled restaurants;

•	changes in our guests’ disposable income;

•	consumer spending trends and habits;

•	mall-traffic trends;

•	increased competition in the restaurant market;

•	weather conditions in the regions in which Company-owned and franchised restaurants are operated;

•	laws and regulations affecting labor and employee benefit costs, including further potential increases in state and federally mandated minimum wages;

•	costs and availability of food and beverage inventory;

•	our ability to attract qualified managers, franchisees and team members;

•	changes in the availability and cost of capital;

•	impact of adoption of new accounting standards;

•	impact of food-borne illnesses resulting from an outbreak at either Ruby Tuesday or other restaurant concepts;

•	effects of actual or threatened future terrorist attacks in the United States; and

•	significant fluctuations in energy prices.

PART I

Item 1. Business

Background

The first Ruby Tuesday® restaurant was opened in 1972 in Knoxville, Tennessee near the campus of the University of Tennessee. The Ruby Tuesday concept, which at the time consisted of 16 restaurants, was acquired by Morrison Restaurants Inc. (“Morrison”) in 1982. During the following years, Morrison grew the concept to over 300 restaurants with concentrations in the Northeast, Southeast, Mid-Atlantic and Midwest regions of the United States and added other casual dining concepts, including the internally-developed American Cafe® and the acquired Tias, Inc., a chain of Tex-Mex restaurants. In a spin-off transaction that occurred on March 9, 1996, shareholders of Morrison approved the distribution of two separate businesses of Morrison to its shareholders, Morrison Fresh Cooking, Inc. (“MFC”) and Morrison Health Care, Inc. (“MHC”). In conjunction with the spin-off, Morrison was reincorporated in the State of Georgia and changed its name to Ruby Tuesday, Inc. Ruby Tuesday, Inc. and its wholly-owned subsidiaries are sometimes referred to herein as “RTI,” the “Company,” “we” and/or “our.”

We began our traditional franchise program in 1997 with the opening of one domestically and two internationally franchised Ruby Tuesday restaurants. The following year, we introduced a program we called our “franchise partnership program,” under which we own 1% or 50% of the equity of each of the entities that own and operate Ruby Tuesday franchised restaurants. We do not own any of the equity of entities that hold franchises under our traditional franchise programs. As of June 2, 2009, we had 49 franchisees, comprised of 13 franchise partnerships, 16 traditional domestic and 20 traditional international franchisees. Of these franchisees, we have signed agreements for the development of new franchised Ruby Tuesday restaurants with 13 franchise partnerships, 12 traditional domestic and 15 traditional international franchisees. In conjunction with the signing of the franchise agreements, between fiscal 1997 and 2002, we sold 124 Ruby Tuesday restaurants in our non-core markets to our franchisees. Seven additional Ruby Tuesday restaurants were sold or leased by the Company to franchise partnerships in fiscal 2007. In addition, the 15 international franchisees (including Hawaii, Puerto Rico, and Guam) hold rights as of June 2, 2009 to develop Ruby Tuesday restaurants in 33 countries.

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

In fiscal 2008, we acquired certain assets of Wok Hay, LLC. Wok Hay, LLC operated a fast casual Asian restaurant in Knoxville, Tennessee. We have since converted the acquired restaurant to a full-service Asian restaurant and opened a second Wok Hay.

Operations

We own and operate the Ruby Tuesday concept that offers food, quality, and service such that it is positioned to be in the higher end of the bar and grill segment of casual dining. We also offer franchises for the Ruby Tuesday concept in domestic and international markets. As of June 2, 2009, we owned and operated 672 casual dining restaurants, located in 27 states and the District of Columbia. Also, as of June 2, 2009, the franchise partnerships operated 119 restaurants and traditional franchisees operated 54 domestic and 56 international restaurants. A listing of the states and countries in which our franchisees operate is set forth below in Item 2 entitled “Properties.”

Ruby Tuesday restaurants serve simple, fresh, American food with a wide variety of appetizers, handcrafted burgers, a garden bar, which offers up to 46 items, steaks, fresh chicken, crab cakes, salmon, tilapia, fork-tender ribs, and more.  Burger choices include such items as beef, bison, turkey, chicken, and crab.  Entree selections typically range in price from $6.99 to $18.99.  Where appropriate, we also offer our RubyTueGo curbside service and a delivered-meals catering program for businesses, organizations, and group events at both Company-owned and franchised restaurants.

Casual dining is intensely competitive with respect to prices, services, convenience, locations, and the types and quality of food.  We compete with other food service operations, including locally-owned restaurants, and other national and regional restaurant chains that offer the same or similar types of services and products as we do. In 2005, our analysis of the bar and grill segment within casual dining indicated that many concepts, including Ruby Tuesday, were not clearly differentiated.  We believed that as the segment continued to mature, the lack of differentiation would make it increasingly difficult to attract new guests. Consequently, we created brand reimaging initiatives discussed below to implement our strategy of clearly differentiating Ruby Tuesday from our competitors.  We implemented our strategy in stages, first focusing on food, then service, and in 2007, we embarked on the most capital intensive aspect of our reimaging program – the creation of a fresh new look for our restaurants. We believe that Ruby Tuesday, as a result of these initiatives, is well positioned for the future.

Uncompromising Freshness and Quality.  Our first initiative to reimage our brand focused on our food, with an overall focus on freshness and an initial focus on our core burgers.  Our core burgers are now made from 100% choice, fresh, never frozen, beef and served with crisp leaf lettuce, and fresh, cold pack pickles on an artisan bun.  We then turned our attention to virtually every other item on our menu.  For example, our chicken breasts are now fresh, not frozen, all natural and contain no growth hormones.  We added several new differentiated high quality menu items such as crab cakes made from fresh jumbo lump crab meat and fresh, made-to-order guacamole.  We also upgraded our beverage offerings.  For example, we make non-alcoholic drinks to-order from fresh berries and fresh lemon, mango and pomegranate juices.  Our cocktails are made with premium call-brand spirits and we also offer an array of craft beers.

Gracious Hospitality.  In the second phase of the reimaging, we upgraded our restaurant level team by implementing new performance standards, advanced training, and a more rigorous selection process. We also implemented a new service system to enable our servers to focus more attention on the guest.  Servers are now assisted by service support staff (“Quality Service Specialists”), similar to those found in higher-end restaurants.

Fresh New Look.  Only after the food and service improvements were implemented were we willing to undertake the capital intensive restaurant remodeling aspect of our reimaging.  We designed a contemporary appearance and atmosphere for our restaurants, which included the elimination of dated elements such as Tiffany-style lamps and antiques and memorabilia that previously adorned our walls. Over an approximately 15-month period ending in the summer of 2008, we invested $62 million to reimage approximately 650 Company-operated restaurants.

Compelling Value.  We believe our guests perceive “value” as a combination of food quality, service, restaurant atmosphere, menu variety and price.  However, as the economy has weakened, we believe that price has become increasingly important to our guests.  With an average net check of approximately $11.50 for fiscal 2009, we believe our menu pricing provides a compelling value proposition and, based on guest surveys that we conducted at our restaurants, during the fourth quarter of fiscal 2009, over 91% of approximately 118,000 of our surveyed guests rated us a four or a five on a scale of one to five for overall value.

At June 2, 2009, we owned and operated restaurants concentrated primarily in the Southeast, Northeast, Mid-Atlantic and Midwest of the United States. We consider these regions to be our core markets. We believe our business sector is overbuilt and demand has declined. In part because of this, we have suspended our new restaurant openings and do not plan to open any Company-owned Ruby Tuesday restaurants during fiscal 2010.

Franchising

As previously noted, as of June 2, 2009, we had franchise arrangements with 49 franchise groups which operate Ruby Tuesday restaurants in 27 states, Puerto Rico, Guam, and in 13 foreign countries.

As of June 2, 2009, there were 229 franchise restaurants, including 119 operated by franchise partnerships. We acquired no restaurants from franchise partnerships in fiscal 2009 and 36 restaurants in fiscal 2008. We acquired one restaurant from a traditional franchisee in fiscal 2009 and none in fiscal 2008. Franchisees opened, or acquired from RTI, 19 restaurants in fiscal 2009, 14 restaurants in fiscal 2008, and 35 restaurants in fiscal 2007. We anticipate that our franchisees will open approximately six restaurants in fiscal 2010.

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

Additionally, we offer support service agreements for domestic franchisees. Under the support services agreements, we have one level of support, which is required for franchise partnerships and optional for traditional franchisees, in which we provide specified services to assist the franchisees with various aspects of the business including, but not limited to, processing of payroll, basic bookkeeping and cash management. Fees for these services are typically 2.5% of monthly gross sales for franchise partnerships and about 1.5% for traditional franchisees, as defined in the franchise agreement. There is also an optional level of support services, available only to traditional franchisees, in which we charge a fee to cover certain information technology related support that we provide. All domestic franchisees also are required to pay a marketing and purchasing fee of 1.5% of monthly gross sales. Under the terms of the franchise agreements, we also require all domestic franchisees to contribute a percentage of monthly gross sales, currently 0.5%, to a national advertising fund formed to cover their pro rata portion of the production and airing costs associated with our national cable advertising campaign.  Under these terms, we can charge up to 3.0% of monthly gross sales for this national advertising fund.

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

Training

The Ruby Tuesday Center for Leadership Excellence, located in our Maryville, Tennessee Restaurant Support Services Center, serves as the centralized training center for all of our and the franchisees’ managers, multi-restaurant operators and other team members. Facilities include classrooms, a test kitchen, and the Ruby Tuesday Culinary Arts Center, which opened in fiscal 2007. The Ruby Tuesday Center for Leadership Excellence provides managers with the opportunity to assemble for intensive, ongoing instruction and hands on interaction through our WOW-U® training sessions. Programs include classroom instruction and various team building activities and competitions, which are designed to contribute to the skill and enhance the dedication of the Company and franchise teams in addition to strengthening our corporate culture. Starting with fiscal 2008, we also offered all team member training materials in a computer-based training (“CBT”) format. CBT enables us to leverage technology to provide an even higher quality interactive training experience and allows for testing at every level to calibrate our team members’ skill levels and promotes self-paced, ongoing development.

Further contributing to the training experience is the Ruby Tuesday LodgeSM, which is located on a wooded campus just minutes from the Restaurant Support Services Center. Ruby Tuesday Lodge serves as the lodging quarters and dining facility for those attending the Ruby Tuesday Center for Leadership Excellence. After a day of instruction, trainees have the opportunity to dine and socialize with fellow team members in a relaxed and tranquil atmosphere where they are fully immersed in our culture. We believe our emphasis on training and retaining high quality restaurant managers is critical to our long-term success and we are committed to the ongoing development of our employees.

Research and Development

We do not engage in any material research and development activities. However, we do engage in ongoing studies to assist with food and menu development. Additionally, we conduct extensive consumer research to determine our guests’ preferences, trends, and opinions, as well as to better understand other competitive brands.

Raw Materials

We negotiate directly with our suppliers for the purchase of raw and processed materials and maintain contracts with select suppliers for both our Company-owned and franchised restaurants. These contracts may include negotiations for distribution of raw materials under a cost plus delivery fee basis and/or specifications that maintain a term-based contract with a renewal option. If any major supplier or distributor is unable to meet our supply needs, we would negotiate and enter into agreements with alternative providers to supply or distribute products to our restaurants.

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

We are subject to a variety of federal, state, and international laws governing franchise sales and the franchise relationship. In general, these laws and regulations impose certain disclosure and registration requirements prior to the offer and sale of franchises. Rulings of several state and federal courts and existing or proposed federal and state laws demonstrate a trend toward increased protection of the rights and interests of franchisees against franchisors. Such decisions and laws may limit the ability of franchisors to enforce certain provisions of franchise agreements or to alter or terminate franchise agreements. Due to the scope of our business and the complexity of franchise regulations, we may encounter minor compliance issues from time to time. We do not believe, however, that any of these issues will have a material adverse effect on our business.

Environmental Compliance

Compliance with federal, state and local laws and regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not expected to have a material effect on our capital expenditures, earnings or competitive position.

Personnel

As of June 2, 2009, we employed approximately 20,700 full-time and 16,000 part-time employees, including approximately 367 support center management and staff personnel. We believe that our employee relations are good and that working conditions and employee compensation are comparable with our major competitors. Our employees are not covered by a collective bargaining agreement.

Available Information

We maintain a web site at www.rubytuesday.com. Through the “Investors” section of our web site, we make available free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as it is reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We are not including the information contained on or available through our web site as a part of, or incorporating such information into, this Annual Report on Form 10-K. In addition, copies of our corporate governance materials, including, Corporate Governance Guidelines, Nominating and Governance Committee Charter, Audit Committee Charter, Executive Compensation and Human Resources Committee Charter, Code of Business Conduct and Ethics, Code of Ethical Conduct for Financial Professionals, Categorical Standards for Director Independence, and Whistleblower Policy, are available at the web site, free of charge. We will make available on our web site any waiver of or substantive amendment to our Code of Business Conduct and Ethics or our Code of Ethical Conduct for Financial Professionals within four business days following the date of such waiver or amendment.

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

Our Chief Executive Officer, Samuel E. Beall, III, submitted to the New York Stock Exchange (NYSE) the Annual Written Affirmation on November 6, 2008, pursuant to Section 303A.12 of the NYSE’s corporate governance rules, certifying that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date.

Executive Officers

Our executive officers are appointed by and serve at the discretion of our Board of Directors. Information regarding our executive officers as of July 31, 2009, is provided below.

Name	Age	Position

Samuel E. Beall, III	59	Chairman of the Board, President and Chief Executive Officer
Kimberly M. Grant	38	Executive Vice President
Marguerite N. Duffy	48	Senior Vice President, Chief Financial Officer
Nicolas N. Ibrahim	48	Senior Vice President, Chief Technology Officer
Robert F. LeBoeuf	47	Senior Vice President, Chief People Officer
Mark D. Young	42	Senior Vice President, Chief Marketing Officer

Mr. Beall has served as Chairman of the Board and Chief Executive Officer of the Company since May 1995 and also as President of the Company since July 2004. Mr. Beall served as President and Chief Executive Officer of the Company from June 1992 to May 1995 and President and Chief Operating Officer of the Company from September 1986 to June 1992. Mr. Beall founded Ruby Tuesday in 1972.

Ms. Grant joined the Company in June 1992 and was named Executive Vice President in April 2007. From January 2005 to April 2007, Ms. Grant served as Senior Vice President, Operations, from September 2003 to January 2005, as Vice President, Operations, from June 2002 to September 2003, as Regional Partner, Operations, and served in various other positions from June 1992 until June 2002.

Ms. Duffy joined the Company in August 1990 and was named Senior Vice President and Chief Financial Officer in June 2001. Ms. Duffy served as Vice President, Operations Controller of the Company from October 1999 to May 2001 and served in various other accounting and finance positions from August 1990 until October 1999.

Mr. Ibrahim joined the Company in July 2001 and was named Senior Vice President, Chief Technology Officer in April 2003. He served as Vice President, Chief Technology Officer from July 2001 to April 2003. Prior to joining the company, Mr. Ibrahim served as a consultant to the Company's Information Technology department from June 1997 to July 2001.

Mr. LeBoeuf joined the Company in July 1986 and was named Senior Vice President, Chief People Officer in June 2003. From August 2001 to June 2003, Mr. LeBoeuf served as Vice President, Human Resources and from July 1986 until August 2001, he held various other positions.

Mr. Young joined the Company in January 1995 and was named Senior Vice President, Chief Marketing Officer in June 2007. From October 2003 to June 2007, Mr. Young served as Vice President, Advertising, from August 1998 to September 2003 as Vice President, Marketing and Culinary, and from January 1995 to August 1998, in various other positions.

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

The current economic situation could adversely affect our business, results of operations, liquidity and capital resources.

The U.S. economy is currently undergoing significant slowdown and volatility due to uncertainties related to availability of credit, difficulties in the banking and financial services sectors, softness in the housing market, severely diminished market liquidity, falling consumer confidence and rising unemployment rates. Our business is dependent to a significant extent on national, regional and local economic conditions, particularly those that affect our guests that frequently patronize our restaurants. In particular, where our customers’ disposable income available for discretionary spending is reduced (such as by job losses, credit constraints and higher housing, taxes, energy, interest or other costs) or where the perceived wealth of customers has decreased (because of circumstances such as lower residential real estate values, increased foreclosure rates, increased tax rates or other economic disruptions), our business could experience lower sales and customer traffic as potential customers choose lower-cost alternatives or choose alternatives to dining out. Any resulting decreases in customer traffic or average value per transaction will negatively impact our financial performance, as reduced revenues result in downward pressure on margins. These factors could reduce our Company-owned restaurants’ gross sales and profitability. These factors could also reduce gross sales of franchised restaurants, resulting in lower royalty payments from franchisees, and reduce profitability of franchise restaurants, potentially impacting the ability of franchisees to make royalty payments as they become due. Reduction in cash flows from either Company-owned or franchised restaurants could have a material adverse effect on our liquidity and capital resources.

We may fail to reach our sales goals, which may negatively impact our continued financial and operational success.

We establish sales goals each fiscal year based on a strategy of maintaining and growing same-restaurant sales and, where practical, new market development and further penetration of existing markets. We believe the biggest risk to attaining our growth goals is our ability to maintain or increase restaurant sales in existing markets, which is dependent upon factors both within and outside our control. Among other factors, these desired increases are dependent upon consumer spending, the overall state of the economy, our quality of operations, and the effectiveness of our marketing.

In an effort to continue moving our brand towards a high quality casual dining restaurant and away from the traditional bar and grill category, we have changed our look and feel, differentiating ourselves with a more contemporary and fresher look. During fiscal 2007 and 2008, we completed the remodel of substantially all of our Company-owned restaurants. Many of our franchised restaurants have also been remodeled. While we believe that the changes were necessary for the long-term success of our Company, they were completed at a time when our guests were facing economic pressures due to rising costs of gasoline, utilities and food. As a result, we have lost a portion of our bar and grill customer base without gaining significant market share from our high quality casual dining competitors. To turn around our declining sales we must continue to provide high levels of quality in terms of both food and service and a strong value to our guests. We must also develop a comprehensive marketing approach that overcomes our disadvantage of having a substantially lower advertising budget relative to some of our competitors. The risk of inappropriate marketing decisions could further negatively impact our overall sales strategy, and thus continued success.

As mentioned above, one factor integral to our success is our ability to persuade our customers of the compelling value in paying our prices for higher-quality food and guest experience. To deliver on our promise of “Simple, Fresh, American Dining,” we offer steaks, all fresh chicken, crab, burgers, an enhanced garden bar, and premium beverages. If we are not successful at educating our customer about the value and quality of our products or our customers reject our pricing approach, then we may have to change our marketing or pricing strategies which could also negatively impact our growth goals.

Though believed to be a smaller risk than not achieving growth through increased same-restaurant sales because of our plan to engage in less new restaurant development, there are risks associated with new restaurant openings, including, but not limited to, finding sites that will support a profitable level of sales and generate returns on investment that exceed our cost of capital, the acceptance of our concept in new markets, and the recruitment of qualified operating personnel. Although a significant portion of our historical growth has been attributable to opening new restaurants, due to a perceived saturation of the market with casual dining restaurants, we have changed our strategy such that we do not plan to open any Company-owned restaurants in fiscal 2010. We believe that our domestic franchisees likewise expect to open fewer restaurants in fiscal 2010.

Once opened, we anticipate new restaurants will take four to six months to reach planned operational profitability due to the associated start-up costs. We can provide no assurance that any restaurant we or our franchisees open will be profitable or obtain operating results similar to those of our or their existing restaurants nor can we provide assurance that our remodeling efforts will produce incremental sales sufficient to offset the costs of the remodels.

We may be unable to remain competitive because we are a leveraged company with restrictive financial covenants, and any potential inability to meet financial covenants contained in any of our indebtedness or guarantees could adversely affect our liquidity, financial condition, or results of operations.

The amount of debt we carry is significant. At June 2, 2009, we had a total of $493.4 million in debt and capital lease obligations and guaranteed a further $52.1 million in debt. The indebtedness requires us to dedicate a portion of our cash flows from operating activities to principal and interest payments, which could prevent or limit our ability to proceed with operational improvement initiatives.

The three most significant loans we have are our revolving credit facility ($319.1 million outstanding at June 2, 2009) (the “Credit Facility”) and our Series A and B senior notes ($77.1 million and $55.6 million, respectively, outstanding at June 2, 2009) (the “Private Placement”). The Series A and B senior notes mature in fiscal 2010 and 2013, respectively, and, while it is our current intention and belief that we will repay the Series A senior notes from a combination of operating cash flows and borrowings under the Credit Facility, we cannot give assurance that our operating cash flows or our excess capacity under the Credit Facility will be sufficient at the April 1, 2010 maturity date to do so. Should an unforeseen event occur which restricts our ability to repay the Series A senior notes, we also cannot give assurance we will be able to repay or refinance the Series A senior notes when due on favorable terms or at all, which could have a material adverse effect on us. Likewise, we cannot give assurance that we will be able to repay or refinance the Series B senior notes or our other borrowings when due on favorable terms or at all, which could have a material adverse effect on us.

We also provide a guaranty on a $48 million credit facility, which assists franchise partnerships with working capital needs (the “Franchise Facility”). This guaranty can be partial or full for a particular franchise partnership depending upon the financial strength of the particular franchise partnership. As of June 2, 2009, amounts outstanding under the Franchise Facility relating to all but one of the franchise partnerships that were borrowers thereunder were fully guaranteed by us. Under the guaranty, if the Franchise Facility were to be unwound, we could be required to repay the lenders for all then-outstanding borrowings, not just the amounts which would be owed should individual franchise partnerships default. Actions of the franchise partnerships that are outside of our control, such as three or more franchise partnerships defaulting under the Franchise Facility, could cause the Franchise Facility to be unwound, which would mean that loan commitments under the Franchise Facility can no longer be established, extended or renewed. Additionally, if we fail to pay any amount due under the Franchise Facility, breach any representations or warranties, fail to meet any covenants, file for bankruptcy, fail to pay any debt when due or if a judgment is awarded against us in excess of $10 million, then the lenders under the Franchise Facility could terminate the loan commitment and demand that we purchase all outstanding loans and loan commitments and assume the obligations. Further, in such situation, if 51% of the participating lenders under the Franchise Facility request in writing, they can declare all loans due and payable, which could have a material adverse effect on us. At June 2, 2009, the total amount outstanding under the Franchise Facility was $47.5 million.

On May 21, 2008, we entered into amendments of the Credit Facility, the notes issued in the Private Placement, and the Franchise Facility. As a result of these amendments, we agreed to not make any further dividend payments or stock repurchases until we achieve certain leverage thresholds for two consecutive fiscal quarters, provided that we maintain these leverage thresholds after giving effect to any such dividend payment or stock repurchase. Additionally, the amendments limit the amount of our capital expenditures, require prepayments of principal on the Private Placement, and reduce our borrowing capacity on the Credit Facility. As of June 2, 2009, our original $500.0 million capacity had been reduced to $446.5 million. In connection with the amendment to the notes issued in the Private Placement, we also agreed to pay higher quarterly interest rates for the Series A and B senior notes (currently 8.19% and 8.92%, respectively). See Note 6 to our Consolidated Financial Statements for further information on the terms of these amendments.

While we were successful in negotiating amendments to the Credit Facility, the Private Placement, and the Franchise Facility, if we were to violate any of our covenants in the future and either agreements cannot be reached with our lenders or agreements are reached but we do not meet the revised covenants, our lenders could exercise their rights under the indebtedness and guaranty, including requiring immediate repayment of all borrowings, which could have a material adverse effect on us. Moreover, if any agreements were reached with our lenders, they might require us to pay higher interest rates.

We may not be successful at operating profitable restaurants.

The success of our brand is dependent upon operating profitable restaurants. The profitability of our restaurants is dependent on several factors, including the following:

•	the hiring, training, and retention of excellent restaurant managers and staff;
•	the ability to timely and effectively meet customer demands and maintain our strong customer base;
•	the ability to manage costs and prudently allocate capital resources;
•	the ability to create and implement an effective marketing/advertising strategy;
•	the ability to leverage sales following the completion of our re-imaging initiative; and
•	the ability to provide menu items with strong customer preference at attractive prices.

The profitability of our restaurants also depends on our ability to adapt the brand in such a way that consumers see us as fresh and relevant. In addition, the results of our currently high performing restaurants may not be indicative of their long-term performance, as factors affecting their success may change. Among others, one potential impact of declining profitability of our restaurants is increased asset impairment charges. This could be significant as property and equipment represented 88% of our total assets at June 2, 2009.

The inability of our franchises to operate profitable restaurants may negatively impact our continued financial success.

We operate franchise programs with domestic franchise partnerships and traditional domestic and international franchisees. In addition to the income (or offsetting the losses) we record under the equity method of accounting from our investment in certain of these franchises, we also collect royalties, marketing, and purchasing fees, and in some cases support service fees, as well as interest and other fees from the franchisees. Further, as part of the franchise partnership program, we serve as guarantor for three credit facilities, two of which are no longer active. The ability of these franchise groups to continually generate profits impacts our overall profitability and our brand image.

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

Our franchisees are obligated in many ways to operate their restaurants according to the specific guidelines set forth by us. We provide training opportunities to our franchise operators to fully integrate them into our operating strategy. However, since we do not have control over these restaurants, we cannot give assurance that there will not be differences in product quality or that there will be adherence to all Company guidelines at these franchise restaurants. In order to mitigate these risks, we do require that our franchisees focus on the quality of their operations, and we periodically visit their restaurants to ensure compliance with Company standards.

Concurrent with these risks, should the financial stability of our franchisees deteriorate and we opt for brand-protective or other reasons to increase our level of support, we could be required to consolidate certain of them under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46(R)”) or, beginning with fiscal 2011, under the provisions of FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R).” We have concluded based on our most recent analyses prepared using financial information obtained from the franchise entities that we are not required as of June 2, 2009 to consolidate any of them under the provisions of FIN 46(R). However, as the U.S. economy continues to falter, we anticipate that we will receive increased requests for financial support from certain of our franchisees, particularly the franchise partnerships. Should we opt to provide that support, the likelihood we would then be required to consolidate the entities making the requests (most likely those in the weakest financial condition) increases and, our financial performance likely would be negatively impacted. Alternatively, should we opt to not provide requested support, our franchisees’ financial struggles could accelerate and possibly, in a worst case, lead certain of them to bankruptcy, at which point we would likely be required to make payments according to the terms of any loans for which we had previously provided a guaranty in addition to payments on any leases subleased to franchisees for which we remain primarily liable.

We may be required to recognize additional impairment charges.

We assess our goodwill, trademarks and other long-lived assets as and when required by generally accepted accounting principles in the United States to determine whether they are impaired. As discussed further in Note 7 to our Consolidated Financial Statements, given our lowered stock price, declines in same-restaurant sales, and the overall economic conditions and challenging environment for the restaurant industry, we concluded during the second quarter of fiscal 2009 that our goodwill was impaired and recorded a charge of $19.0 million ($14.0 million, net of tax), representing the full value of goodwill. Additionally, during the third quarter of fiscal 2009 we implemented a plan to close 43 restaurants and announced our intention to close an additional 30 restaurants over the next several years. Based upon our reviews in fiscal 2009, 2008, and 2007 we recorded impairments of $41.1 million, $4.3 million, and $0.6 million, respectively. Excluding that relating to goodwill, the majority of these charges were for restaurant impairments. If market conditions at either the restaurant or system-wide levels deteriorate, or if operating results decline unexpectedly, we may be required to record additional impairment charges. Additional impairment charges would reduce our reported earnings for the periods in which they are recorded.

Economic, demographic and other changes, seasonal fluctuations, natural disasters, pandemic illness and terrorism could adversely impact guest traffic and profitability in our restaurants.

Our business can be negatively impacted by many factors, including those which affect the restaurant only at the local level as well as others which attract national or international attention. Risks that could cause us to suffer losses include, but are not necessarily limited to, the following:

•	economic factors (including economic slowdowns or other inflation-related issues);
•	demographic changes, particularly with regard to dining and discretionary spending habits, in the areas in which our restaurants are located;
•	changes in consumer preferences;
•	changes in federal or state income tax laws;
•	seasonal fluctuations due to the days of the week on which holidays occur, which may impact spending patterns;
•	natural disasters such as hurricanes, tornados, blizzards, or other severe weather;
•	concerns and/or unfavorable publicity over health issues such as the impact of the H1N1 influenza A virus, food quality or restaurant cleanliness;
•	effects of war or terrorist activities and any governmental responses thereto; and
•	increased insurance and/or self-insurance costs.

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

We face continually increasing competition in the restaurant industry for guests, staff, locations, supplies, and new products.

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

Food-borne illnesses, such as E. coli, hepatitis A, trichinosis, or salmonella, are also a concern for our industry. We can and do attempt to purchase supplies from reputable suppliers/distributors and have certain procedures in place to test for safety and quality standards, but we can make no assurances regarding whether these supplies may contain contaminated goods. In addition, we cannot ensure the continued health of each of our employees. We provide health-related training for each of our staff and strive to keep ill employees away from food items. However, we may not be able to detect when our employees are sick until the time that their symptoms occur, which may be too late if they have prepared/served food for our guests. The occurrence of an outbreak of a food-borne illness, whether at one of our restaurants or one of our competitors, could result in temporary store closings or other negative publicity that could adversely affect our sales and profitability.

Litigation could negatively impact our results of operations as well as our future business.

We are subject to litigation and other customer complaints concerning our food safety, service, and/or other operational factors. Guests may file formal litigation complaints that we are required to defend, whether or not we believe them to be true. Substantial, complex or extended litigation could have an adverse effect on our results of operations if it develops into a costly situation and distracts our management. Employees may also, from time to time, subject us to litigation regarding injury, discrimination and other employment issues. Suppliers, landlords and distributors, particularly those with which we currently maintain purchase commitments/contracts, could also potentially allege non-compliance with their contracts should they consider our actions to be contrary to our commitments. Additionally, we are subject to the risk of litigation by our shareholders as a result of factors including, but not limited to, matters of executive compensation or performance of our stock price.

The cost of compliance with various government regulations may negatively affect our business.

We are subject to various forms of governmental regulations. We are required to follow various international, federal, state, and local laws common to the food industry, including regulations relating to food and workplace safety, sanitation, the sale of alcoholic beverages, environmental issues, minimum wage, overtime, increasing complexity in immigration laws and regulations, and other labor issues. The federal minimum wage increased to $5.85 in July 2007, increased again to $6.55 in July 2008 and increased once more to $7.25 in July 2009. Further changes in these types of laws, including additional state or federal government-imposed increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits, or a reduction in the number of states that allow tips to be credited toward minimum wage requirements, could harm our operating results. Also, failure to obtain or maintain the necessary licenses and permits needed to operate our restaurants could result in an inability to open new restaurants or force us to close existing restaurants.

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

As a publicly traded corporation, we are subject to various rules and regulations as mandated by the Securities and Exchange Commission (the “SEC”) and the New York Stock Exchange. Failure to timely comply with these guidelines could result in penalties and/or adverse reactions by our shareholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Information regarding the locations of our Ruby Tuesday restaurants is shown in the list below. Of the 672 Company-owned and operated Ruby Tuesday restaurants as of June 2, 2009, we owned the land and buildings for 320 restaurants, owned the buildings and held non-cancelable long-term land leases for 220 restaurants, and held non-cancelable leases covering land and buildings for 132 restaurants. Our Restaurant Support Services Center in Maryville, Tennessee, which was opened in fiscal 1998, is owned by the Company. Our executives and certain other administrative personnel are located in the Restaurant Support Services Center. Since fiscal 2001, we have expanded the Restaurant Support Services Center by opening second and third locations also in Maryville.

Additional information concerning our properties and leasing arrangements is included in Note 5 to the Consolidated Financial Statements appearing in Part II, Item 8 of this Form 10-K.

Under our franchise agreements, we have certain rights to gain control of a restaurant site in the event of default under the franchise agreements.

The following table lists the locations of the Company-owned and franchised Ruby Tuesday restaurants as of June 2, 2009. In addition to the Ruby Tuesday restaurants listed below, we also own and operate two Wok-Hay restaurants in Tennessee.

	Number of Restaurants
State	Company	Franchise	Total System

Domestic:
Alabama	45	–	45
Arizona	7	–	7
Arkansas	–	7	7
California	1	5	6
Colorado	–	12	12
Connecticut	18	–	18
Delaware	7	–	7
Florida	82	1	83
Georgia	59	–	59
Idaho	–	1	1
Illinois	–	25	25
Indiana	5	9	14
Iowa	–	5	5
Kansas	–	3	3
Kentucky	5	5	10
Louisiana	6	–	6
Maine	–	10	10
Maryland	34	–	34
Massachusetts	10	–	10
Michigan	25	1	26
Minnesota	–	12	12
Mississippi	8	–	8
Missouri	–	27	27
Nebraska	–	8	8
Nevada	–	2	2
New Hampshire	5	–	5
New Jersey	26	–	26
New Mexico	–	1	1
New York	25	11	36
North Carolina	58	–	58
North Dakota	–	4	4

Ohio	36	–	36
Oklahoma	–	2	2
Oregon	–	3	3
Pennsylvania	46	–	46
Rhode Island	3	–	3
South Carolina	35	–	35
South Dakota	–	3	3
Tennessee	42	–	42
Texas	2	4	6
Utah	–	6	6
Virginia	70	–	70
Washington	–	5	5
Washington, DC	3	–	3
West Virginia	8	–	8
Wisconsin	1	1	2
Total Domestic	672	173	845

	Number of Restaurants
Country	Company	Franchise	Total System

International:
Canada	–	1	1
Chile	–	10	10
Egypt	–	1	1
Greece	–	4	4
Guam*	–	1	1
Hawaii*	–	4	4
Honduras	–	1	1
Hong Kong	–	4	4
Iceland	–	2	2
India	–	11	11
Kuwait	–	5	5
Puerto Rico*	–	2	2
Romania	–	2	2
Saudi Arabia	–	2	2
Trinidad	–	3	3
United Arab Emirates	–	3	3
Total International	–	56	56
	672	229	901

* Guam, Hawaii, and Puerto Rico are treated as international locations for internal purposes.

Item 3. Legal Proceedings

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business. We provide reserves for such claims when payment is probable and estimable in accordance with Financial Accounting Standards Board Statement No. 5, “Accounting for Contingencies.” At this time, in the opinion of management, the ultimate resolution of pending legal proceedings will not have a material adverse effect on our consolidated operations, financial position or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant's Common Equity,

Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity and Related Stockholder Matters

Ruby Tuesday, Inc. common stock is publicly traded on the New York Stock Exchange under the ticker symbol RT. The following table sets forth the reported high and low intraday prices of our common stock and cash dividends paid thereon for each quarter during fiscal 2009 and 2008.

Fiscal Year Ended June 2, 2009				Fiscal Year Ended June 3, 2008
			Per Share				Per Share
			Cash				Cash
Quarter	High	Low	Dividends	Quarter	High	Low	Dividends
First	$8.65	$5.07	--	First	$27.05	$21.42	$0.25
Second	$8.84	$0.96	--	Second	$22.48	$12.40	--
Third	$2.00	$1.00	--	Third	$13.82	$5.70	--
Fourth	$8.58	$0.85	--	Fourth	$9.25	$6.25	--

As of July 27, 2009, there were approximately 3,740 holders of record of the Company’s common stock.

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

Issuer Purchases of Equity Securities

During the fourth quarter of the year ended June 2, 2009, there were no repurchases made by us or on our behalf, or by any “affiliated purchaser,” of shares of our common stock.

On January 9, 2007, our Board of Directors authorized the repurchase of an additional 5.0 million shares of our common stock under our ongoing share repurchase program. On July 11, 2007, the Board of Directors authorized the repurchase of an additional 6.5 million shares of our common stock. As of June 2, 2009, 3.6 million shares of the January 2007 authorization have been repurchased at a cost of approximately $93.7 million and there were 7.9 million shares available to be repurchased under our share repurchase program.

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

Item 6. Selected Financial Data

Summary of Operations

(In thousands except per-share data)

	Fiscal Year
	2009	2008	2007	2006	2005
Revenue	$1,248,556	$1,360,304	$1,410,227	$1,306,240	$1,110,294

(Loss)/income before income taxes (a)	$ (42,866)	$ 23,699	$ 132,398	$ 150,958	$ 154,946
(Benefit)/provision for income taxes	(24,948)	(2,678)	40,730	49,981	52,648

Net (loss)/income	$ (17,918)	$ 26,377	$ 91,668	$ 100,977	$ 102,298

(Loss)/earnings per share:
Basic	$ (0.35)	$ 0.51	$ 1.60	$ 1.67	$ 1.59
Diluted	$ (0.35)	$ 0.51	$ 1.59	$ 1.65	$ 1.56

Weighted average common and
common equivalent shares:
Basic	51,395	51,572	57,204	60,544	64,538
Diluted	51,395	51,688	57,633	61,307	65,524

Fiscal years 2005, 2007, 2008, and 2009 each included 52 weeks. Fiscal 2006 included 53 weeks. The extra week in fiscal 2006 added $24.5 million to revenue and $0.04 to diluted earnings per share.

Other financial data:
Total assets	$1,124,196	$1,271,937	$1,230,256	$1,171,568	$1,074,067
Long-term debt and capital leases, less current
maturities	$ 476,566	$ 588,142	$ 512,559	$ 375,639	$ 247,222
Shareholders’ equity	$ 416,366	$ 431,518	$ 439,326	$ 527,158	$ 563,223
Cash dividends per share of common stock	--	$0.25	$0.50	$0.045	$0.045

(a) See Note 7 to the Consolidated Financial Statements for a description of closures and impairments expenses in fiscal 2009, 2008, and        2007 and discussion of a goodwill impairment charge recorded in fiscal 2009.

Item 7. Management's Discussion and Analysis

of Financial Condition and Results of Operations

Introduction

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”), owns and operates Ruby Tuesday® casual dining restaurants. We also franchise the Ruby Tuesday concept in selected domestic and international markets. Our mission is to be the best of the bar-grill sector of the restaurant industry by delivering to our guests a high quality casual dining experience with compelling value. Our restaurants operate in the higher end of the bar and grill segment of casual dining. As of June 2, 2009, we owned and operated 672 Ruby Tuesday restaurants, located in 27 states and the District of Columbia. We also own 1% or 50% of the equity of each of 13 domestic franchisees, with the balance of the equity in these franchisees being owned by the various operators of the franchise businesses. As of year end, these franchisees, which we refer to as “franchise partnerships,” operated 119 restaurants. We have a contractual right to acquire, at predetermined valuation formulas, the remaining equity of any or all of the franchise partnerships. Our other franchisees operated 54 domestic and 56 international restaurants. In total, our franchisees operate restaurants in 27 states, Puerto Rico, Guam, and 13 foreign countries. In addition, we operate two Wok Hay full service Asian restaurants. The Company-owned and operated restaurants are concentrated primarily in the Northeast, Southeast, Mid-Atlantic and Midwest regions of the United States. We consider these regions to be our core markets.

Our fiscal year ends on the first Tuesday following May 30 and, as is the case once every five or six years, we have a 53-week year. Fiscal years 2009, 2008 and 2007 each contained 52 weeks.

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

Overview and Strategies

Casual dining, the segment of the industry in which we operate, is intensely competitive with respect to prices, services, convenience, locations, and the types and quality of food. We compete with other food service operations, including locally-owned restaurants, and other national and regional restaurant chains that offer the same or similar types of services and products as we do. In 2005, our analysis of the bar and grill segment within casual dining indicated that many concepts, including Ruby Tuesday, were not clearly differentiated.  We believed that as the segment continued to mature, the lack of differentiation would make it increasingly difficult to attract new guests. Consequently, we created brand reimaging initiatives to implement our strategy of clearly differentiating Ruby Tuesday from our competitors, as discussed under the caption “Operations” included earlier in this Annual Report.  We implemented our strategy in stages, first focusing on food, then service, and in 2007, we embarked on the most capital intensive aspect of our reimaging program – the creation of a fresh new look for our restaurants. We believe that Ruby Tuesday, as a result of these initiatives, is well positioned for the future.

While we were in the process of implementing our brand reimaging, consumer spending came under pressure for a variety of reasons, and further weakened in the fourth quarter of calendar 2008. As the economic environment deteriorated, operating results for other casual dining concepts, as well as our operating results, declined significantly. In response, in the second half of fiscal 2009, we implemented several initiatives intended to enhance our sales, reduce costs and improve cash flow, including the following:

•

Sales initiatives. Our sales initiatives aim to increase guest traffic by focusing primarily on two areas, menu and marketing. The menu emphasizes high quality and compelling value. For example, our burgers now include “endless fries”, the majority of our Specialties and Premium Seafood items offer a complete meal for typically less than $12 and we offer 40 meals for under $10. Through independently conducted studies, we regularly measure our guests’ perception of our menu offerings and will make item modifications to enhance their value proposition if necessary. Our new brand image allows us to credibly offer higher end limited time menu items, such as lobster tails, which we believe allow us to better leverage our fixed costs and further differentiate our brand from our traditional competitors.

We shifted our marketing strategy to more effectively communicate our brand and value message. We broadened our strategy to encompass four pillars: print media, promotion, internet, and local market programs. Part of our emphasis is greater promotional activity, with a local market focus, that is intended to address the current importance of price in consumers’ perception of value. We are also evaluating programs to increase sales during off-peak times.

•

Cost savings. In the second half of fiscal 2009, we implemented initiatives designed to result in substantial cost savings. These cost savings are a result of: labor initiatives, including new scheduling systems and the realignment of field supervisors, which are expected to account for approximately one-half of the savings, while disciplined food cost management, improved operating efficiencies and the closing of the underperforming restaurants are expected to account for the remainder. We estimate that these initiatives resulted in cost savings of approximately $20.0 million in the second half of fiscal 2009. Furthermore, lower management and labor turnover during fiscal 2009 compared to fiscal 2008 not only reduced training costs, but also resulted in a more experienced work force and improved customer service.

•

Restaurant closings. During our second quarter of fiscal 2009 we conducted an analysis of all our Company-operated restaurants based on profitability, brand image, location, and other factors and identified 73 restaurants to close, 43 of which we closed in the third quarter of fiscal 2009. The remaining 30 are to be closed over the next several years as their leases expire.

•

Generate free cash flow and improve our balance sheet. Because of our leverage, we are highly focused on maximizing our cash flow and paying our debt. If we are successful in stabilizing same-restaurant sales and maintaining or lowering our costs, we have the opportunity to maintain substantial levels of free cash flow. Furthermore, our near-term capital requirements are relatively modest as we don’t anticipate opening any new Ruby Tuesday restaurants in fiscal 2010, and our maintenance capital spending needs are low because we have remodeled virtually all the Company-owned restaurants within the last two years. We define “free cash flow” to be the net amount remaining when purchases of property and equipment are subtracted from net cash provided by operating activities.

We generated $85.4 million of free cash flow in fiscal 2009, all of which was dedicated to the reduction of debt. We anticipate total capital spending in fiscal 2010 to be $17.0 to $20.0 million. We also estimate we will generate $85.0 million to $95.0 million of free cash flow in fiscal 2010, a substantial portion of which will be dedicated to the reduction of debt. Similarly, we intend to use free cash flow generated in the next few years following fiscal 2010 to reduce debt. Our objective is to reduce debt as quickly as possible to strengthen our balance sheet and reduce the financial risk related to our leverage. As another means of reducing our bank debt and strengthening our balance sheet, on July 28, 2009, we closed an underwritten public offering of 11.5 million shares of Ruby Tuesday, Inc. common stock, as further discussed in the Financing Activities section of this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Our same-restaurant sales for Company-owned restaurants declined 7.9% and our diluted earnings per share declined $0.86 in fiscal 2009 largely as a result of charges related to restaurant closures and impairments and goodwill impairment, the majority of which were non-cash. Throughout this MD&A, we discuss our fiscal 2009 financial results in detail, provide insight for fiscal years 2007 and 2008, as well as discuss Known Events, Uncertainties and Trends. We hope our commentary provides insight as to the factors which impacted our performance. We remind you, that, in order to best obtain an understanding of our financial performance during the last three fiscal years, this MD&A section should be read in conjunction with the Consolidated Financial Statements and related Notes.

Results of Operations

Ruby Tuesday Restaurants

The table below presents the number of Ruby Tuesday concept restaurants at each fiscal year end from fiscal 2005 through fiscal 2009:

Fiscal Year	Company-Owned	Domestic Franchise	International Franchise	Total
2009	672	173	56	901
2008	721	170	54	945
2007	680	199	54	933
2006	629	204	47	880
2005	579	188	38	805

During fiscal 2009:

•	Five Company-owned Ruby Tuesday restaurants were opened or acquired, including one purchased from a Texas franchisee;
•	54 Company-owned Ruby Tuesday restaurants were closed;
•	Aside from one restaurant sold to the Company, 19 (ten domestic and nine international) franchise restaurants were opened and 13 (six domestic and seven international) were closed;
•	One Wok-Hay was opened in a previously closed Ruby Tuesday location;
•

We formulated a plan to restructure our property portfolio, which included the closing of 43 restaurants in the third quarter of fiscal 2009 and the planned closing of approximately 30 additional restaurants over the next several years, and wrote-down properties held for sale to facilitate their disposal resulting in closures and impairments expenses as follows: impairments, $41.1 million; closed restaurant lease reserves, $10.3 million; dead site write-offs, $2.2 million; (gain)/loss on the sale of surplus properties, ($0.7) million; and other adjustments, $2.1 million; and

•

We wrote-off our goodwill of $19.0 million as a result of the overall poor economic conditions, declines in fair value, same-restaurant sales trends at Company-owned restaurants, and weak industry conditions.

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

Restaurant Sales

Restaurant sales in fiscal 2009 decreased 8.0% from fiscal 2008 for Company-owned restaurants and 6.9% for domestic and international franchised restaurants as explained below. The tables presented below reflect restaurant sales for the last five years, and other revenue information for the last three years.

Restaurant Sales (in millions):

Fiscal Year	Company-Owned (a)	Franchise (a, b)
2009	$ 1,239.1	$ 383.7
2008	1,346.7	412.0
2007	1,395.2	471.6
2006	1,290.5	458.7
2005	1,094.5	422.5

(a)

Information regarding the restaurant acquired from a franchisee in fiscal 2009 and the 36 restaurants acquired from franchisees in fiscal 2008 is presented in the “Ruby Tuesday Restaurants” section of MD&A shown above.

(b)	Includes sales of all domestic and international franchised Ruby Tuesday restaurants.

Other Revenue Information:

	2009	2008	2007
Company restaurant sales (in thousands)	$1,239,104	$1,346,721	$1,395,212
Company restaurant sales growth-percentage	(8.0)%	(3.5)%	8.1%

Franchise revenue (in thousands) (a)	$9,452	$13,583	$15,015
Franchise revenue growth-percentage	(30.4)%	(9.5)%	(4.6)%

Total revenue (in thousands)	$1,248,556	$1,360,304	$1,410,227
Total revenue growth-percentage	(8.2)%	(3.5)%	8.0%

Company same-restaurant sales growth percentage	(7.9)%	(9.8)%	(1.4)%

Company average restaurant volumes	$1.80 million	$1.90 million	$2.10 million
Company average restaurant volumes growth percentage	(5.1)%	(9.5)%	0.0%

(a)

Franchise revenue includes royalty, license and development fees paid to us by our franchisees, exclusive of support service fees of $6.3 million, $6.5 million, and $11.3 million, in fiscal years 2009, 2008, and 2007, respectively, which are recorded as an offset to selling, general and administrative expenses.

Our decrease in Company restaurant sales in fiscal 2009 is attributable to a 7.9% decrease in same-restaurant sales that contributed to lower overall average restaurant volumes and to a net decrease of 49 Ruby Tuesday restaurants from the prior year. The decrease in same-restaurant sales is partially attributable to reductions in customer counts in the first three quarters of the year due to a challenging economic environment and various consumer pressures.

Our decrease in Company restaurant sales in fiscal 2008 is attributable to a 9.8% decrease in same-restaurant sales that contributed to lower overall average restaurant volumes, which were partially offset by a net addition of 41 restaurants since the prior year. The decrease in same-restaurant sales is partially attributable to reductions in customer counts, as there were pressures on the consumer such as rising fuel prices, at a time concurrent with that of our move toward the higher end of casual dining.

We also believe that other factors contributing to the decline in same-restaurant sales for both fiscal 2009 and 2008 include the loss of some of our customers who do not feel as comfortable in our re-imaged restaurants, the impact of heavy price-focused advertising by some of our traditional competitors, and leveling of sales growth in the casual dining segment of the restaurant industry resulting from the growth of supply outpacing that of demand.

Franchise development and license fees received are recognized when we have substantially performed all material services and the restaurant has opened for business. Franchise royalties (up to 4% of monthly sales) are recognized as franchise revenue on the accrual basis. Franchise revenue decreased 30.4% to $9.5 million in fiscal 2009 and 9.5% to $13.6 million in fiscal 2008. Franchise revenue is predominantly comprised of domestic and international royalties, which totaled $8.8 million and $12.9 million in 2009 and 2008, respectively. The decreases in fiscal 2009 and 2008 are due to temporarily reduced royalty rates for certain franchisees, a decrease in same-restaurant sales for domestic franchise Ruby Tuesday restaurants of 6.6% and 7.6% for fiscal 2009 and 2008, respectively, and the acquisitions of franchisees in fiscal 2008.

Under our accounting policy, we do not recognize franchise fee revenue for any franchise with negative cash flows at times when the negative cash flows are deemed to be anything other than temporary and the franchise has either borrowed directly from us or through a facility for which we provide a guarantee. We also do not recognize additional franchise fee revenue from franchisees with fees in excess of 60 days past due. Accordingly, we have deferred recognition of a portion of franchise revenue from certain franchises. Unearned income for franchise fees was $1.2 million and $3.9 million as of June 2, 2009 and June 3, 2008, respectively, which are included in other deferred liabilities and/or accrued liabilities – rent and other in the Consolidated Balance Sheets. The reduction in unearned income is primarily attributable to fee rebates given to certain franchise partnerships during fiscal 2009. For 50%-owned franchise partnerships, these rebates created income of $2.2 million, of which $1.1 million is included in equity in (earnings)/losses of unconsolidated franchises in the Consolidated Statements of Operations for the year ended June 2, 2009 as discussed below.

Total franchise restaurant sales are shown in the table below.

	2009	2008	2007
Franchise restaurant sales (in thousands) (a)	$383,738	$411,968	$471,642
Franchise restaurant sales growth-percentage	(6.9)%	(12.7)%	2.8%
(a)	Includes sales of all domestic and international franchised Ruby Tuesday restaurants.

The 6.9% decrease in fiscal 2009 franchise restaurant sales is primarily due to a decrease in average restaurant volumes as a result of a 6.6% decrease in domestic same-restaurant sales.

The 12.7% decrease in fiscal 2008 franchise restaurant sales is due to a decrease in average restaurant volumes as a result of a 7.6% decrease in domestic same-restaurant sales coupled with the acquisition of three franchise partnerships, which collectively operated 36 restaurants during fiscal 2008.

Operating Profits

The following table sets forth selected restaurant operating data as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, for the periods indicated. All information is derived from our Consolidated Financial Statements located in Item 8 of this Annual Report.

	2009	2008	2007
Restaurant sales and operating revenue	99.2%	99.0%	98.9%
Franchise revenue	0.8	1.0	1.1
Total revenue	100.0	100.0	100.0
Operating costs and expenses:
(As a percentage of restaurant sales and operating
revenue):
Cost of merchandise	28.2	27.5	26.9
Payroll and related costs	34.0	33.2	30.9
Other restaurant operating costs	20.7	20.0	18.1
Depreciation and amortization	6.1	7.0	5.5
(As a percentage of total revenue):
(Income)/loss from Specialty Restaurant Group, LLC
bankruptcy			0.4
Selling, general and administrative, net of support
service fees	6.6	8.4	8.0
Closures and impairments	4.4	0.5
Goodwill impairment	1.5
Equity in (earnings)/losses of unconsolidated franchises		0.3	0.1
Interest expense, net	2.7	2.3	1.4
Total operating costs and expenses	103.4	98.3	90.6
(Loss)/income before income taxes	(3.4)	1.7	9.4
(Benefit)/provision for income taxes	(2.0)	(0.2)	2.9
Net (loss)/income	(1.4)%	1.9%	6.5%

Pre-tax (Loss)/Income

For fiscal 2009, pre-tax loss was $(42.9) million or (3.4)% of total revenue, as compared to pre-tax profit of $23.7 million or 1.7% of total revenue, for fiscal 2008. The decrease is primarily due to decreases in same-restaurant sales and a net decrease of 49 Ruby Tuesday restaurants since the prior year, coupled with increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of cost of merchandise, payroll and related costs, other restaurant operating costs, closures and impairment expenses, goodwill impairment, and interest expense, net.

For fiscal 2008, pre-tax profit was $23.7 million or 1.7% of total revenue, as compared to $132.4 million or 9.4% of total revenue, for fiscal 2007. The decrease is primarily due to decreases in same-restaurant sales coupled with increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of cost of merchandise, payroll and related costs, other restaurant operating costs, depreciation, selling, general, and administrative expenses, closures and impairment expenses, equity in losses of unconsolidated franchises, and interest expense, net.

Cost of Merchandise

Cost of merchandise, as a percentage of restaurant sales and operating revenue, increased 0.7% in fiscal 2009 due primarily to value initiatives related to our marketing and our menu. Our marketing initiatives included several promotions offered in the current year including freestanding insert and internet coupons offering a buy one get one free on various menu items. The menu initiatives included enhancements such as the introduction of lobster and steak menu items and increasing the Triple Prime burger to eight ounces while offering endless fries with all burgers. The marketing initiatives had the impact in the current year of reducing average food check which increased the related food cost as a percentage of restaurants sales and operating revenue.

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

Payroll and Related Costs

Payroll and related costs, as a percentage of restaurant sales and operating revenue, increased 0.8% in fiscal 2009 primarily due to minimum wage increases in several states during the current year and higher management labor due to loss of leveraging with lower sales volumes. These increased costs were partially offset by cost savings initiatives implemented in the second half of fiscal 2009 including new labor scheduling systems.

Payroll and related costs, as a percentage of restaurant sales and operating revenue, increased 2.3% in fiscal 2008 primarily due to higher hourly labor relating to the rollout of the quality service specialist program during the current year, minimum wage increases in several states during the current year, and higher management labor due to loss of leveraging with lower sales volumes.

Other Restaurant Operating Costs

Other restaurant operating costs, as a percentage of restaurant sales and operating revenue, increased 0.7% in fiscal 2009 primarily due to higher utility costs, primarily electricity, higher bad debt expense, and higher rent expense due to loss of leveraging with lower sales volumes. These increases were partially offset by decreases, as a percentage of restaurant sales and operating revenue, of repairs and maintenance costs as a result of lower building repairs due to the completion of a re-imaging of our restaurants in fiscal 2008.

Other restaurant operating costs, as a percentage of restaurant sales and operating revenue, increased 1.9% in fiscal 2008 primarily due to higher utility costs, primarily electricity, higher repairs due to increased maintenance contracts and equipment replacement costs, higher credit card expense due to recognition of income in the prior year resulting from a settlement with a credit card vendor, higher rent and lease required expenses due to the acquisition of three franchise partnerships during the year, and loss of leveraging with lower sales volumes.

Depreciation and Amortization

Depreciation and amortization, as a percentage of restaurant sales and operating revenue, decreased 0.9% in fiscal

2009 primarily due to accelerated depreciation in the prior year ($12.9 million) for restaurants re-imaged as part of our re-imaging initiative.

Depreciation and amortization, as a percentage of restaurant sales and operating revenue, increased 1.5% in fiscal 2008 primarily due to accelerated depreciation for restaurants re-imaged as part of our re-imaging initiative which had begun in the latter part of fiscal 2007 and loss of leveraging with lower sales volumes.

(Income)/Loss from Specialty Restaurant Group, LLC Bankruptcy

Specialty Restaurant Group, LLC (“SRG”), the company to whom we sold our American Cafe and Tia’s Tex-Mex restaurants concepts in fiscal 2001, closed 20 restaurants on January 2, 2007 as well as several others earlier in fiscal 2007. SRG declared Chapter 11 bankruptcy on February 14, 2007, leading RTI to record a pre-tax charge of $5.8 million during fiscal 2007 for leases for which we have primary liability. See Note 11 to the Consolidated Financial Statements for more information regarding the SRG leases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, as a percentage of total revenue, decreased 1.8% in fiscal 2009. The decrease is partially attributable to a reduction in advertising expense as a result of decreases in cable television advertising due to less air time, advertising agency fees, and new menu printing expense. This reduction was enabled by our shift in marketing strategy to include more coupons, the effect of which is to lower the average check and increase food costs as described above. Additionally, management labor was lower due to the elimination and reduction of certain positions. Share-based employee compensation decreased $7.0 million due to smaller grants in fiscal 2009 following a shift in compensation strategy in which management’s annual award, formerly issued each April, was transitioned to July to better coincide with the fiscal year to which it relates. Also contributing to the $7.0 million decrease in share-based compensation for fiscal 2009 was the expensing in fiscal 2008 of $4.3 million for stock options and restricted shares awarded to a retirement-eligible executive.

Selling, general and administrative expenses, as a percentage of total revenue, increased 0.4% in fiscal 2008. The increase is attributable to higher share-based compensation expense due to expensing in fiscal 2008 of a restricted share grant awarded to a retirement-eligible executive. Share-based compensation expense increased $2.8 million in fiscal 2008 to $13.0 million, net of amounts capitalized. Additionally, advertising expense was higher due to utilizing a direct mail program in conjunction with the completion of re-imaged restaurants. Support service, marketing and advertising fee income from franchisees, which is recorded as an offset to selling, general and administrative expenses, was lower due to the acquisitions of three franchise partnerships during fiscal 2008, temporarily reduced rates for certain franchise partnerships, and reduced requirements for our national advertising fund. These increased expenses (and reduced income amounts) were partially offset by lower cable and television expense due to less air time.

Closures and Impairments

Closures and impairments, as a percentage of total revenue, increased 3.9% in fiscal 2009. The increase is due primarily to charges associated with 54 restaurants we closed during 2009 and approximately 30 restaurants we expect to close over the next several years, impairments for discounting surplus properties and the Company airplane in order to better market them for immediate sale, and additional dead-site write-offs. See Note 7 to our Consolidated Financial Statements for further information on our closures and impairment charges.

Closures and impairments, as a percentage of total revenue, increased 0.5% in fiscal 2008 due to greater asset impairment charges triggered by our sales declines coupled with lesser gains on sales of surplus properties in fiscal 2008 as compared to the prior year.

Goodwill Impairment

We concluded during the second quarter of fiscal 2009 that our goodwill was impaired. As a result, we recorded an impairment charge during the fiscal quarter ended December 2, 2008 of $19.0 million. See Note 7 to our Consolidated Financial Statements for further information on our goodwill impairment.

Equity in (Earnings)/Losses of Unconsolidated Franchises

For fiscal 2009, our equity in the earnings of unconsolidated franchisees was negligible as compared to equity in losses of $3.5 million in fiscal 2008. The change primarily resulted from decreased losses from investments in each of our six 50%-owned franchise partnerships, including three franchise partnerships that experienced losses in the prior year. The decrease in losses primarily resulted from reduced fees charged to various of the 50%-owned franchise partnerships during fiscal 2009 as compared to the prior year, along with rebates from RTI for $2.2 million of fees, which had the impact of increasing equity in earnings by $1.1 million. The reduced fees, while contributing to improved equity in earnings, had the contrasting impact of lowering our franchise revenue, as previously discussed. As of June 2, 2009, we held 50% equity investments in each of six franchise partnerships which collectively operate 71 Ruby Tuesday restaurants.

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

Net Interest Expense

Net interest expense increased $2.6 million in fiscal 2009 due to higher rates on certain of our debt which was restructured in the latter part of fiscal 2008 as discussed in the “Liquidity and Capital Resources” section, which was partially offset by lower average debt balances for the fiscal year due to applying our free cash flow to the pay down of debt.

Net interest expense increased $11.4 million in fiscal 2008 primarily due to higher debt outstanding resulting from the Company acquiring 1.7 million shares of its stock during the year under our share repurchase program and the timing of repurchases in the prior year. In addition, the increase is attributable to the acquisition of three franchise entities during the current fiscal year, which resulted in more interest expense due to additional assumed debt, and higher rates in the latter part of the year on certain borrowings.

(Benefit)/Provision for Income Taxes

Our effective tax rate for fiscal 2009 was 58.2% compared to (11.3)% in fiscal 2008. The change in the effective rate was primarily a result of the Company recording a net loss from operations coupled with an increase in tax credits compared to the prior year.

Our effective tax rate for fiscal 2008 was (11.3)% compared to 30.8% in fiscal 2007. The change in the effective rate was primarily a result of the impact of tax credits, which remained consistent or increased, while taxable income decreased, and the tax impact of settlements of audits and expiration of certain statutes of limitations.

Liquidity and Capital Resources

In fiscal 2008, in part reflecting an overall slowdown in consumer spending, our sales and operating cash flow declined and we renegotiated certain of our loan agreements. As discussed in more detail below, these revised loan agreements place restrictions on the use of our free cash flow, limit our ability to borrow additional funds, and require us to reduce our outstanding indebtedness with our excess free cash flow. Accordingly, during 2009 our cash from operations was principally used to reduce debt.

Sources and Uses of Cash

Our primary source of liquidity is cash provided by operations. The following table presents a summary of our cash flows from operating, investing and financing activities for the last three fiscal years (in thousands).

	2009	2008	2007
Net cash provided by operating activities	$102,569	$101,889	$184,662
Net cash provided/(used) by investing activities	3,195	(104,219)	(114,575)
Net cash used by financing activities	(112,036)	(7,530)	(66,560)

Net (decrease)/increase in cash and short-term
investments	$(6,272)	$(9,860)	$3,527

Operating Activities

Cash provided by operating activities in fiscal 2009 was comparable to that of fiscal 2008 as many of the charges which contributed to our net loss, such as higher asset impairment expense associated with the closing of restaurants and discounting surplus properties, the goodwill impairment, and an increase in bad debt expense were non-cash. Also contributing to the stabilization of our operating cash flow were our net operating assets and liabilities, which collectively produced $23.3 million more cash flow in fiscal 2009 than in the prior year.

Cash provided by operating activities in fiscal 2008 decreased 44.8% to $101.9 million due to lower net income and changes in net operating assets, primarily reductions in accounts payable, accrued and other liabilities, offset by higher depreciation expense. The reduction in cash associated with changes in accounts payable, accrued and other liabilities is attributable to a decrease in accounts payable during fiscal 2008 compared to an increase in accounts payable in the prior year due in part to an accrual in the prior year for losses from the SRG bankruptcy, and a decrease in insurance reserves in fiscal 2008 due to settlement of a dram shop liability case. The increase in depreciation expense is primarily due to accelerated depreciation ($12.9 million) for restaurants re-imaged as part of our re-imaging initiative which had begun in the latter part of fiscal 2007 coupled with additional restaurants attributable to new restaurant openings and franchise acquisitions.

Our working capital deficiency and current ratio as of June 2, 2009 were $21.0 million and 0.8:1, respectively. As is common in the restaurant industry, we carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset) or debt reduction (a long-term liability) and receivable and inventory levels are generally not significant.

Investing Activities

We require capital principally for the maintenance and upkeep of our existing restaurants, limited new restaurant construction, investments in technology, equipment, remodeling of existing restaurants, and on occasion for the acquisition of franchisees or other restaurant concepts. Property and equipment expenditures purchased primarily with internally generated cash flows for fiscal 2009, 2008, and 2007 were $17.2 million, $116.9 million, and $125.8 million, respectively. In addition, proceeds from the disposal of assets produced $11.7 million of cash in fiscal 2009 following an action taken to aggressively market surplus properties in order to pay down debt.

Amounts reflected for fiscal 2008 included $57.0 million for a Company-wide re-image project. Also during fiscal 2008, we spent $2.5 million, plus assumed debt, to acquire, directly and through our subsidiaries, the remaining member or limited partnership interests of three franchise partnerships and certain assets from Wok Hay, LLC. These acquisitions added 37 restaurants to the Company. Further acquisitions, particularly from franchisees in the eastern United States, may occur either during fiscal 2010 or thereafter.

Capital expenditures for fiscal 2010 are budgeted to be $17.0 to $20.0 million based on our planned improvements for existing restaurants and our expectation that we will not open any Company-owned Ruby Tuesday restaurants in fiscal 2010. We intend to fund capital expenditures for Company-owned restaurants with cash provided by operations.

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

Following the May 21, 2008 amendment to the Credit Facility, through a series of scheduled quarterly and other required reductions, our original $500.0 million capacity has been reduced, as of June 2, 2009, to $446.5 million. We expect the capacity of the Credit Facility to be further reduced by $39.6 million in fiscal 2010.

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

Under the terms of the Credit Facility, we had borrowings of $319.1 million with an associated floating rate of interest of 2.96% at June 2, 2009. As of June 3, 2008, we had $414.4 million outstanding with an associated floating rate of interest of 5.86%. After consideration of letters of credit outstanding, we had $113.5 million available under the Credit Facility as of June 2, 2009. The Credit Facility will mature on February 23, 2012.

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

At June 2, 2009, the Private Placement consisted of $77.1 million in notes with an interest rate of 8.19% (the “Series A Notes”) and $55.6 million in notes with an interest rate of 8.92% (the “Series B Notes”). The Series A Notes and Series B Notes mature on April 1, 2010 and April 1, 2013, respectively. During fiscal 2009, we offered, and our noteholders accepted, principal prepayments of $5.7 million and $6.7 million on the Series A and B Notes, respectively. We estimate that we will offer prepayments totaling $12.3 million during the next twelve months. Accordingly, we have classified $12.3 million as current as of June 2, 2009. This amount includes four quarterly offers of $2.0 million each and additional amounts to be determined based upon excess cash flows.

We currently project that $71.1 million will be outstanding on April 1, 2010, the maturity date of our Series A Notes. In accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced,” because of our ability and intent to refinance the balance on a long-term basis by utilizing the available capacity on our Credit Facility, we have classified this amount as non-current in our June 2, 2009 Consolidated Balance Sheet.

Simultaneous with the other May 21, 2008 amendments, we entered into a pledge agreement with our Credit Facility and Private Placement creditors, as well as those creditors associated with our Franchise Facility (discussed in Note 11 to the Consolidated Financial Statements), whereby we pledged certain subsidiary equity interests as security for the repayment of our obligations under these agreements.

There were no share repurchases or dividends paid during fiscal 2009. For fiscal 2008 and 2007, cash used for share repurchases totaled $39.5 million and $203.3 million, respectively. Cash used for dividend payments during those same periods totaled $13.1 million and $29.1 million, respectively.

As discussed in Note 14 to the Consolidated Financial Statements, on July 28, 2009, we closed an underwritten public offering of 11.5 million shares of Ruby Tuesday, Inc. common stock at $6.75 per share, less underwriting discounts. The amount sold included 1.5 million shares sold in connection with the exercise of an over-allotment option granted to the underwriters. We received approximately $73.2 million in net proceeds from the sale of the shares, after deducting underwriting discounts and estimated offering expenses. Wells Fargo Securities and BofA Merrill Lynch acted as joint book-running managers for the offering and SunTrust Robinson Humphrey and Morgan Keegan & Company, Inc. were co-managers of the offering. The net proceeds were used to repay indebtedness under our Credit Facility.

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

Our maximum funded debt covenant is an Adjusted Total Debt to Consolidated EBITDAR ratio. Adjusted Total Debt, as defined in our covenants, includes items both on-balance sheet (debt and capital lease obligations) and off-balance sheet (such as the present value of operating leases, letters of credit and guarantees). Consolidated EBITDAR is consolidated net income (for the Company and its majority-owned subsidiaries) plus interest charges, income tax, depreciation, amortization, rent and other non-cash charges. Among other charges, we have reflected share-based compensation, asset impairment and bad debt expense, as non-cash. Until the end of the quarter ended March 3, 2009, we could add back the costs (up to $10.0 million) incurred in connection with the closing of restaurants recorded in accordance with generally accepted accounting principles (“GAAP”).

Our fixed charge coverage ratio compares Consolidated EBITDAR (as discussed above) to interest and cash-based rents.

Consolidated EBITDAR and Adjusted Total Debt are not presentations made in accordance with GAAP, and, as such, should not be considered a measure of financial performance or condition, liquidity or profitability. They also should not be considered alternatives to GAAP-based net income or balance sheet amounts or operating cash flows or indicators of the amount of free cash flow available for discretionary use by management, as Consolidated EBITDAR does not consider certain cash requirements such as interest payments, tax payments or debt service requirements and Adjusted Total Debt includes certain off-balance sheet items. Further, because not all companies use identical calculations, amounts reflected by RTI as Consolidated EBITDAR or Adjusted Total Debt may not be comparable to similarly-titled measures of other companies. We believe that the information shown below is relevant as it presents the amounts used to calculate covenants which are provided to our lenders. Non-compliance with our debt covenants could result in the requirement to immediately repay all amounts outstanding under such agreements.

The following is a reconciliation of net income, which is a GAAP-based measure of our operating results, to Consolidated EBITDAR as defined in our bank covenants (in thousands):

Fiscal Year
Ended
June 2, 2009
Net (loss)	$(17,918)
Interest expense	34,992
Benefit for income taxes	(24,948)
Depreciation	74,973
Amortization of intangibles	726
Rent expense	52,127
Share-based compensation expense	6,007
Goodwill impairment	18,957
Asset impairments	41,143
Equity in earnings of subsidiaries	(14)
Bad debt expense	3,690
Dead site write-offs	2,159
Amortization of debt issuance costs	1,869
Non-cash accruals	2,425
Restaurant closing costs	4,452
Other	168

Consolidated EBITDAR	$200,808

Our covenant requirements and actual ratios for the fiscal quarter ended June 2, 2009 are as follows:

	Covenant	Actual
	Requirements	Ratios
Maximum funded debt ratio (1)	4.25x	3.75x
Minimum fixed charge coverage ratio (2)	2.25x	2.56x

(1) The Credit Facility and notes issued in the Private Placement require us to maintain a maximum funded debt ratio, defined as Adjusted Total Debt to Consolidated EBITDAR, of 4.25x from December 3, 2008 to September 1, 2009 (the end of the first quarter of fiscal 2010), 4.00x from September 2, 2009 to March 2, 2010 (the end of the third quarter of fiscal 2010), 3.75x from March 3, 2010 to March 1, 2011 (the end of the third quarter of fiscal 2011), 3.50x from March 2, 2011 to March 1, 2012 (the end of the third quarter of fiscal 2012), and, for the notes issued in the Private Placement only, 3.25x thereafter.

We expect to generate free cash flow of $85.0 to $95.0 million during fiscal 2010, a substantial portion of which will be dedicated to the reduction of debt.

(2) The Credit Facility and notes issued in the Private Placement require us to maintain a minimum fixed charge coverage ratio of 2.25x through March 1, 2011, 2.50x from March 2, 2011 to March 1, 2012, and, for the notes issued in conjunction with the Private Placement, 2.75x thereafter.

Our minimum Consolidated Net Worth covenant requires us to maintain a net worth, primarily comprised of the par value of our common stock, plus additional paid in capital and retained earnings, of $300,000,000 plus 25% of our consolidated net income for each completed fiscal year ending after June 4, 2003 (years with net losses are to be excluded from the calculation). For purposes of this requirement, we are allowed to exclude from retained earnings charges recorded for the impairment of goodwill or other intangible assets. During fiscal 2009, we recorded impairment charges of $19.0 million and $0.5 million relating to impairments of goodwill and other intangible assets, respectively.

We reported net income of $431.2 million for the period of fiscal 2004-2008 and a net loss for fiscal 2009. Under our covenants, this level of net income results in a consolidated net worth requirement, as defined, of $407.8 million. Excluding the impact of the goodwill impairment ($14.0 million, net of tax) and other intangible asset impairments ($0.3 million, net of tax), the sum of the par value of our common stock, additional paid in capital and retained earnings as of June 2, 2009 was $442.6 million.

During fiscal 2010, we expect to fund operations, capital expansion, if any, and any other investments, from operating cash flows, our Credit Facility, and operating leases.

Share Repurchases

From time to time our Board of Directors has authorized the repurchase of shares of our common stock as a means to return excess capital to our shareholders. The timing, price, quantity and manner of the purchases have been made at the discretion of management, depending upon market conditions and the restrictions contained in our loan agreements. Although 7.9 million shares remained available for purchase under existing programs at June 2, 2009, our loan agreements, as amended in fiscal 2008, prohibit the repurchase of our common stock until we achieve certain leverage thresholds for two consecutive fiscal quarters. These thresholds were not achieved during fiscal 2009 and thus we did not repurchase any shares of RTI common stock. Were we to achieve these leverage thresholds, the repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Significant Contractual Obligations and Commercial Commitments

Long-term financial obligations were as follows as of June 2, 2009 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Notes payable and other long-term debt, including
current maturities (a)	$ 41,515	$ 4,497	$ 9,285	$ 9,820	$ 17,913
Revolving credit facility (a)	319,100		319,100
Senior notes (Series A and B) (a)	132,792	83,481	20,163	29,148
Interest (b)	41,179	14,483	13,590	6,417	6,689
Operating leases (c)	366,513	40,053	71,261	62,721	192,478
Purchase obligations (d)	136,393	57,508	40,538	22,689	15,658
Pension obligations (e)	34,646	4,371	12,168	5,439	12,668
Total (f)	$ 1,072,138	$ 204,393	$ 486,105	$ 136,234	$ 245,406

(a)

Included in the “Less than 1 year” category of our Series A and B senior notes is the full balance of our Series A notes, which is due April 1, 2010. As previously noted, the $71.1 million currently projected to be then outstanding has been classified as long-term in our consolidated balance sheet because of our ability and intent to refinance the balance on a long-term basis by utilizing the available capacity on our Credit Facility. See Note 6 to the Consolidated Financial Statements for more information on our debt.

(b)

Amounts represent contractual interest payments on our fixed-rate debt instruments. Interest payments on our variable-rate revolving credit facility and variable-rate notes payable with balances of $319.1 million and $2.9 million, respectively, as of June 2, 2009 have been excluded from the amounts shown above, primarily because the balance outstanding under our revolving credit facility, described further in Note 6 of the Consolidated Financial Statements, fluctuates daily. Additionally, the amounts shown above include interest payments on the Series A and B Notes at the current interest rates of 8.19% and 8.92%, respectively. These rates could be different in the future based upon certain leverage ratios.

(c)

This amount includes operating leases totaling $21.3 million for which sublease income from franchisees or others is expected. Certain of these leases obligate us to pay maintenance costs, utilities, real estate taxes, and insurance, which are excluded from the amounts shown above. See Note 5 to the Consolidated Financial Statements for more information.

(d)	The amounts for purchase obligations include commitments for food items and supplies, utility contracts, and other miscellaneous commitments.
(e)	See Note 8 to the Consolidated Financial Statements for more information.
(f)

This amount excludes $4.5 million of unrecognized tax benefits under Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”) due to the uncertainty regarding the timing of future cash outflows associated with such obligations.

Commercial commitments were as follows as of June 2, 2009 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Letters of credit (a)	$ 13,981	$ 13,981	$	$	$
Franchise loan guarantees (a)	48,251	47,525	392	334
Divestiture guarantees	6,972	476	966	996	4,534
Total	$ 69,204	$ 61,982	$ 1,358	$ 1,330	$ 4,534
(a)

Includes a $3.9 million letter of credit which secures franchisees’ borrowings for construction of restaurants being financed under a franchise loan facility. The franchise loan guarantees totaling $48.3 million also shown in the table exclude the guarantee of $3.9 million for construction to date on the restaurants being financed under the facility.

See Note 11 to the Consolidated Financial Statements for more information.

Off-Balance Sheet Arrangements

See Note 11 to the Consolidated Financial Statements for information regarding our franchise partnership and divestiture guarantees.

Employment Agreement

We have an employment agreement with Samuel E. Beall, III, whereby he has agreed to serve as Chief Executive Officer of the Company until July 18, 2010. In accordance with the agreement, Mr. Beall is compensated at a base salary (adjusted annually based on various Company or market factors) and is entitled to an annual bonus opportunity and a long-term incentive compensation program, which currently includes stock option and restricted stock grants and life insurance coverage. The employment agreement also provides for certain severance payments to be made in the event of an involuntary termination without cause and certain types of voluntary resignation, the circumstances of which are defined in the agreement. As of June 2, 2009, the total of the potential liability for severance payments with regard to the employment agreement was approximately $5.9 million.

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

Share-based Employee Compensation

Share-based compensation expense is estimated for equity awards at fair value at the grant date. We determine the fair value of restricted stock awards based on the closing price of our common stock on the date prior to approval of the award by our Board of Directors. We determine the fair value of stock option awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires various highly judgmental assumptions including the expected dividend yield, stock price volatility and life of the award. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. See Note 10 to the Consolidated Financial Statements for further discussion of share-based employee compensation.

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

At June 2, 2009, we had 32 restaurants that had been open more than one year with rolling 12 month negative cash flows of which 19 have been impaired to salvage value. Of the 13 which remained, we reviewed the plans to improve cash flows at each of the restaurants and determined that no impairment was necessary. The remaining net book value of these 13 restaurants was $13.7 million at June 2, 2009.

Should sales at these restaurants not improve within a reasonable period of time, further impairment charges are possible. Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs, salvage value, and sublease income. Accordingly, actual results could vary significantly from our estimates.

Franchise Accounting

Equity Method Accounting

As of June 2, 2009, we were the franchisor of 119 franchise partnership Ruby Tuesday restaurants and 110 traditional domestic and international franchised restaurants. Based on an analysis prepared using financial information obtained, when necessary, from the franchise entities, we concluded that, for all periods presented, we were not required to consolidate any of the franchise entities under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB

No. 51” (“FIN 46(R)”). Although we do have loans to and provide guarantees for certain of our franchise partnerships, they each have substantial other business activities. We have not consolidated these entities, as we believe that each of these entities meets the definition of a business and we do not provide more than half of the total of the equity, subordinated debt, and other forms of subordinated financial support to these entities based on an analysis of the fair values of our interests in these entities.

We apply the equity method of accounting to our six 50%-owned franchise partnerships. Accordingly, we recognize our pro rata share of the earnings or losses of the franchise partnerships in the Consolidated Statements of Operations when reported by those franchisees. The cost method of accounting is applied to all 1%-owned franchise partnerships.

Revenue Recognition

We charge our franchise partnerships various monthly fees that are calculated as a percentage of the respective franchise’s monthly sales. Our franchise agreements allow us to charge up to a 4.0% royalty fee, a 2.5% support service fee, a 1.5% marketing and purchasing fee, and an advertising fee of up to 3.0%. We defer recognition of franchise fee revenue for any franchise partnership with negative cash flows at times when the negative cash flows are deemed to be anything other than temporary and the franchise has either borrowed directly from us or through a facility for which we provide a guarantee. We also do not recognize franchise fee revenue from franchises with fees in excess of 60 days past due. Unearned income for franchise fees was $1.2 million and $3.9 million as of June 2, 2009 and June 3, 2008, respectively, which are included in other deferred liabilities and/or accrued liabilities – rent and other in the Consolidated Balance Sheets.

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

The allowance for doubtful notes represents our best estimate of losses inherent in the notes receivable at the balance sheet date. During fiscal 2009, 2008, and 2007, we increased/(decreased) the reserve $3.7 million, $0.8 million, and ($0.2) million, respectively, based on our estimate of the extent of those losses.

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

Income Tax Valuation Allowances and Tax Accruals

We record deferred tax assets for various items. As of June 2, 2009, we have concluded that it is more likely than not that the future tax deductions attributable to our deferred tax assets will be realized and therefore no valuation allowance has been recorded.

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

Recently Issued Accounting Standards Not Yet Adopted

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (fiscal 2010 for RTI). We are currently evaluating the impact SFAS 141R will have on the accounting for any future business combinations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. We adopted the provisions of SFAS 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements, on June 4, 2008. See Note 12 to our Consolidated Financial Statements for further information. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” which delayed the effective date of SFAS 157 for most non-financial assets and liabilities until fiscal years beginning after November 15, 2008 (fiscal 2010 for RTI). We do not expect the adoption of SFAS 157 for non-financial assets and liabilities will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require: 1) noncontrolling interests to be reported as a component of equity; 2) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions; and 3) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (fiscal 2010 for RTI). We are currently evaluating the impact of SFAS 160 on our Consolidated Financial Statements.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 requires fair value disclosures on an interim basis for financial instruments that are not reflected in the consolidated balance sheets at fair value. Prior to the issuance of FSP FAS 107-1, the fair values of those financial instruments were only disclosed on an annual basis. FSP FAS 107-1 is effective for interim reporting periods that end after June 15, 2009 (our fiscal 2010 first quarter).

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 is effective for interim or annual reporting periods ending after June 15, 2009 (our fiscal 2010 first quarter). We do not expect the adoption of SFAS 165 will have a material impact on our Consolidated Financial Statements.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 eliminates FIN 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FIN 46(R)’s provisions. SFAS 167 is effective for fiscal years beginning after November 15, 2009 (fiscal 2011 for RTI). We are currently evaluating the impact of SFAS 167 on our Consolidated Financial Statements.

Known Events, Uncertainties and Trends

Financial Strategy and Stock Repurchase Plan

Our financial strategy is to utilize a prudent amount of debt, including operating leases, letters of credit, and any guarantees, to minimize the weighted average cost of capital while allowing financial flexibility and attaining the equivalent of an investment-grade bond rating. This strategy has periodically allowed us to repurchase RTI common stock. During the year ended June 2, 2009, we did not repurchase any shares of RTI common stock. The total number of remaining shares authorized to be repurchased, as of June 2, 2009, is approximately 7.9 million. This amount reflects repurchase authorizations of 5.0 million and 6.5 million shares approved by our Board of Directors on January 9, 2007 and July 11, 2007, respectively. To the extent not funded with cash from operating activities and proceeds from stock option exercises, additional repurchases, if any, may be funded by borrowings. However, as previously discussed, under the terms of the amendment to the Credit Facility and the amendment and restatement of the Private Placement, we may not engage in the repurchase of our stock until we achieve certain leverage thresholds for two consecutive fiscal quarters. Were we to achieve these leverage thresholds, the repurchase of shares in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

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

Franchising and Development Agreements

Our agreements with franchise partnerships allow us to purchase an additional 49% equity interest for a specified price. We have chosen to exercise that option in situations in which we expect to earn a return similar to or better than that which we expect when we invest in new restaurants. During fiscal 2009 and 2008, we did not exercise our right to acquire an additional 49% equity interest in any franchise partnerships. We currently have a 1% ownership in seven of our 13 franchise partnerships which collectively operated 48 Ruby Tuesday restaurants at June 2, 2009.

Our franchise agreements with the franchise partnerships allow us to purchase all remaining equity interests beyond the 1% or 50% we already own, for an amount to be calculated based upon a predetermined valuation formula. We did not exercise our right to acquire the remaining equity interests of any of our franchise partnerships during fiscal 2009. During fiscal 2008, we acquired the remaining 50% partnership interests of RT West Palm Beach Franchise, LP, RT Michigan Franchise, LLC, and RT Detroit Franchise, LLC, bringing our equity interest in these franchises to 100%. At the time of the acquisitions, the franchisees operated 11, 14, and 11 Ruby Tuesday restaurants, respectively.

To the extent allowable under our debt facilities, we may choose to sell existing restaurants or exercise our rights to acquire an additional equity interest in franchise partnerships in fiscal 2010 and beyond.

Fiscal Year

RTI’s fiscal 2010 will contain 52 weeks and end on June 1, 2010.

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

Item 7A. Quantitative and Qualitative

Disclosure About Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices. The interest rate charged on our Credit Facility can vary based on the interest rate option we choose to utilize. Our options for the rate are the Base Rate or LIBO Rate plus an applicable margin. The Base Rate is defined to be the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.5%. The applicable margin is zero to 2.5% for the Base Rate loans and a percentage ranging from 1.0% to 3.5% for the LIBO Rate-based option. As of June 2, 2009, the total amount of outstanding debt subject to interest rate fluctuations was $322.0 million. A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of $3.2 million per year, assuming a consistent capital structure.

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

Item 8. Financial Statements and Supplementary Data

Ruby Tuesday, Inc. and Subsidiaries

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Financial Statements
Consolidated Statements of Operations
(In thousands, except per-share data)

	For the Fiscal Year Ended
	June 2,	June 3,	June 5,
	2009	2008	2007

Revenue:
Restaurant sales and operating revenue	$ 1,239,104	$ 1,346,721	$ 1,395,212
Franchise revenue	9,452	13,583	15,015
	1,248,556	1,360,304	1,410,227

Operating costs and expenses:
Cost of merchandise	349,362	370,693	375,836
Payroll and related costs	421,023	446,910	431,456
Other restaurant operating costs	256,063	269,414	253,134
Depreciation and amortization	74,973	93,845	77,351
(Income)/loss from Specialty Restaurant Group, LLC
bankruptcy	(52)	288	5,812
Selling, general and administrative, net of support service
fee income totaling $6,295 in 2009, $6,511 in 2008
and $11,326 in 2007	82,167	114,403	112,619
Closures and impairments	55,003	6,165	328
Goodwill impairment	18,957
Equity in (earnings)/losses of unconsolidated franchises	(14)	3,535	1,328
Interest expense, net of interest income totaling
$1,052 in 2009, $1,411 in 2008 and $2,492 in 2007	33,940	31,352	19,965
	1,291,422	1,336,605	1,277,829

(Loss)/income before income taxes	(42,866)	23,699	132,398
(Benefit)/provision for income taxes	(24,948)	(2,678)	40,730

Net (loss)/income	$ (17,918)	$ 26,377	$ 91,668

(Loss)/earnings per share:
Basic	$ (0.35)	$ 0.51	$ 1.60
Diluted	$ (0.35)	$ 0.51	$ 1.59

Weighted average shares:
Basic	51,395	51,572	57,204
Diluted	51,395	51,688	57,633
The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per-share data)

	June 2, 2009	June 3, 2008
Assets:
Current assets:
Cash and short-term investments	$ 9,760	$ 16,032
Accounts and notes receivable, net	8,095	10,515
Inventories:
Merchandise	12,838	12,511
China, silver and supplies	8,187	8,812
Income tax receivable	8,632	7,708
Deferred income taxes	15,918	4,525
Prepaid rent and other expenses	13,423	20,538
Assets held for sale	16,120	24,268
Total current assets	92,973	104,909

Property and equipment, net	985,099	1,088,356
Goodwill		18,927
Notes receivable, net	713	1,884
Other assets	45,411	57,861
Total assets	$ 1,124,196	$ 1,271,937

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$ 21,859	$ 26,681
Accrued liabilities:
Taxes, other than income taxes	19,120	20,532
Payroll and related costs	12,688	15,579
Insurance	8,369	6,596
Deferred revenue – gift cards	8,046	9,197
Rent and other	27,076	19,267
Current maturities of long-term debt, including capital leases	16,841	17,301
Total current liabilities	113,999	115,153

Long-term debt and capital leases, less current maturities	476,566	588,142
Deferred income taxes	20,706	27,422
Deferred escalating minimum rent	41,010	42,450
Other deferred liabilities	55,549	67,252
Total liabilities	707,830	840,419

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock, $0.01 par value; (authorized: 100,000 shares;
issued: 2009 – 52,806 shares, 2008 – 52,772 shares)	528	528
Capital in excess of par value	20,804	15,081
Retained earnings	406,951	425,606
Deferred compensation liability payable in Company stock	2,200	2,877
Company stock held by Deferred Compensation Plan	(2,200)	(2,877)
Accumulated other comprehensive loss	(11,917)	(9,697)
	416,366	431,518
Total liabilities and shareholders' equity	$ 1,124,196	$ 1,271,937

The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
and Comprehensive (Loss)/Income
(In thousands, except per-share data)
							Company Stock
							Held by the	Accumulated
	Common Stock		Capital In		Deferred		Deferred	Other	Total
	Issued		Excess of	Retained	Compensation	Unearned	Compensation	Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Liability	Compensation	Plan	Loss	Equity

Balance, June 6, 2006	58,191	$582	$7,012	$527,672	$4,428	$(871)	$(4,428)	$(7,237)	$527,158
Net income				91,668					91,668
Minimum pension
liability adjustment,
net of taxes of $31								47	47
Comprehensive income									91,715
Adjustment to initially apply
SFAS 158, net of taxes of
$1,873								(2,846)	(2,846)
Issuance of restricted stock	267	2	(2)						0
Reclassification for adoption of
SFAS 123(R)			(871)			871			0
Share-based compensation			10,231						10,231
Shares issued under stock
bonus and stock option plans	1,871	19	45,472						45,491
Cash dividends of $0.50
per common share				(29,147)					(29,147)
Stock repurchases	(7,089)	(71)	(59,596)	(143,609)					(203,276)
Changes in Deferred
Compensation Plan					(567)		567		0
Balance, June 5, 2007	53,240	532	2,246	446,584	3,861	-	(3,861)	(10,036)	439,326
Net income				26,377					26,377
Pension and post-retirement
benefit plans, net of taxes
of $223								339	339
Comprehensive income									26,716
Adjustment to initially apply
FIN 48				(34)					(34)
Issuance of restricted stock	1,073	11	(11)						0
Share-based compensation			13,385						13,385
Shares issued under stock
bonus and stock option plans	124	1	4,741						4,742
Cash dividends of $0.25
per common share				(13,126)					(13,126)
Stock repurchases	(1,665)	(16)	(5,280)	(34,195)					(39,491)
Changes in Deferred
Compensation Plan					(984)		984		0
Balance, June 3, 2008	52,772	528	15,081	425,606	2,877	-	(2,877)	(9,697)	431,518
Net loss				(17,918)					(17,918)
Pension and post-retirement
benefit plans, net of taxes
of $1,372								(2,085)	(2,085)
Comprehensive loss									(20,003)
Adjustment to change measurement
date pursuant to SFAS 158, net of
taxes of $237 and $89, respectively				(360)				(135)	(495)
Adjustment to initially apply
EITF 06-10, net of taxes of $248				(377)					(377)
Issuance of restricted stock	34								0
Share-based compensation			5,723						5,723
Changes in Deferred
Compensation Plan					(677)		677		0
Balance, June 2, 2009	52,806	$528	$20,804	$406,951	$2,200	$-	$(2,200)	$(11,917)	$416,366

The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the Fiscal Year Ended
	June 2, 2009	June 3, 2008	June 5, 2007
Operating activities:
Net (loss)/income	$ (17,918)	$ 26,377	$ 91,668
Adjustments to reconcile net (loss)/income to net
cash provided by operating activities:
Depreciation and amortization	74,973	93,845	77,351
Amortization of intangibles	726	716	437
Provision for bad debts	3,690	837	(197)
Deferred income taxes	(16,315)	(5,679)	(13,274)
Loss on impairments, including disposition of assets	42,500	4,172	478
Goodwill impairment	18,957
Equity in (earnings)/losses of unconsolidated franchises	(14)	3,535	1,328
Share-based compensation expense	6,007	12,989	10,177
Distributions received from unconsolidated franchises		68	914
Excess tax benefits from share-based compensation		(384)	(5,540)
Other	1,869	653	475
Changes in operating assets and liabilities:
Receivables	33	5,268	10,500
Inventories	329	(247)	(1,797)
Income taxes	(924)	(13,054)	11,516
Prepaid and other assets	6,911	(3,390)	(4,071)
Accounts payable, accrued and other liabilities	(18,255)	(23,817)	4,697
Net cash provided by operating activities	102,569	101,889	184,662

Investing activities:
Purchases of property and equipment	(17,186)	(116,918)	(125,827)
Acquisition of franchise and other entities	(673)	(2,464)	(4,669)
Proceeds from disposal of assets	11,660	8,395	17,289
Insurance proceeds from property claims		511	2,852
Reductions in/(additions to) Deferred Compensation Plan assets	6,643	8,220	(2,353)
Other, net	2,751	(1,963)	(1,867)
Net cash provided/(used) by investing activities	3,195	(104,219)	(114,575)

Financing activities:
Net (payments)/proceeds on revolving credit facility	(95,300)	68,412	156,400
Principal payments on other long-term debt	(16,736)	(21,220)	(35,316)
Proceeds from issuance of stock, including treasury stock		2,225	39,951
Excess tax benefits from share-based compensation		384	5,540
Stock repurchases		(39,491)	(203,276)
Dividends paid		(13,126)	(29,147)
Payments for debt issuance costs		(4,714)
Other, net			(712)
Net cash used by financing activities	(112,036)	(7,530)	(66,560)

Decrease/(increase) in cash and short-term investments	(6,272)	(9,860)	3,527
Cash and short-term investments:
Beginning of year	16,032	25,892	22,365
End of year	$ 9,760	$ 16,032	$ 25,892

Supplemental disclosure of cash flow information-
Cash paid for:
Interest, net of amount capitalized	$ 34,171	$ 34,234	$ 21,288
Income taxes, net	$ (7,050)	$ 19,666	$ 44,767
Significant non-cash investing and financing activities-
Retirement of fully depreciated assets	$ 45,445	$ 20,531	$ 2,350
Reclassification of properties to assets held for sale or receivables	$ 9,580	$ 9,080	$ 21,254
Assumption of debt and capital leases related to franchise
partnership acquisitions		$ 43,914	$ 16,154
Liability for claim settlements and insurance receivables	$ (660)	$ (4,453)	$ 5,496

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

Description of Business and Principles of Consolidation

Ruby Tuesday, Inc. including its wholly-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”) develops, operates and franchises casual dining restaurants in the United States, Puerto Rico, Guam, and 13 other countries and regions under the Ruby Tuesday® brand. We also own and operate two Wok Hay restaurants. At June 2, 2009, we owned and operated 672 Ruby Tuesday restaurants concentrated primarily in the Northeast, Southeast, Mid-Atlantic and Midwest of the United States. As of fiscal year end, there were 229 domestic and international franchise restaurants located in 27 states primarily outside the Company’s existing core markets (primarily the Western United States and portions of the Midwest and Northeast) and in the Asia Pacific Region, India, Middle East, Puerto Rico, Guam, Canada, Iceland, Eastern Europe, and Central and South America.

RTI consolidates its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Equity Method Accounting

“Franchise partnerships” as used throughout the Notes to Consolidated Financial Statements refer to our 13 domestic franchisees in which we own 1% or 50% of the equity of each such franchisee. We apply the equity method of accounting to our six 50%-owned franchise partnerships. Accordingly, we recognize our pro rata share of the earnings or losses of the franchise partnerships in the Consolidated Statements of Operations when reported by those franchisees. The cost method of accounting is applied to all 1%-owned franchise partnerships.

As of June 2, 2009, we were the franchisor of 119 franchise partnership restaurants and 110 traditional domestic and international franchise restaurants. Based on an analysis prepared using financial information obtained, when necessary, from the franchise entities, we concluded that, for all periods presented, we were not required to consolidate any of the franchise entities under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46(R)”).

A further description of our franchise programs is provided in Note 2 to the Consolidated Financial Statements.

Fiscal Year

Our fiscal year ends on the first Tuesday following May 30 and, as a result, a 53rd week is added every five or six years. The fiscal years ended June 2, 2009, June 3, 2008, and June 5, 2007 each contained 52 weeks.

Reclassifications

As shown in the table below and as discussed further in Note 7 to the Consolidated Financial Statements, we have reclassified certain items in the Consolidated Statements of Operations for prior periods to be comparable with the classification for the fiscal year ended June 2, 2009. These reclassifications had no effect on previously reported net income. Amounts presented are in thousands.

	2008			2007
	As presented	Reclassification	As adjusted	As presented	Reclassification	As adjusted
Other restaurant operating
costs	$275,579	$(6,165)	$269,414	$253,462	$(328)	$253,134
Closures and impairments	–	6,165	6,165	–	328	328

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

We began selling gift cards during fiscal 2005. Prior to the third quarter of fiscal 2009, where allowed, we charged dormancy fees for gift cards after two years. Given that the dormancy fees could eventually reduce gift card balances to zero, we did not record income for estimated gift card breakage. During the third quarter of fiscal 2009, we discontinued our practice of charging dormancy fees. Using gift card redemption history, we determined that substantially all of our guests utilize their gift cards within two years from the date of purchase. Accordingly, we now recognize gift card breakage for non-escheatable amounts beginning 24 months after the date of activation.

We recognized gift card breakage income of $2.2 million during fiscal 2009, which includes $0.8 million of breakage income related to gift cards activated prior to the third quarter of fiscal 2007. This income is included as an offset to Other Restaurant Operating Costs in the Consolidated Statements of Operations.

Franchise development and license fees received are recognized when we have substantially performed all material services and the restaurant has opened for business. Franchise royalties (generally 4% of monthly sales) are recognized as franchise revenue on the accrual basis. Advertising amounts received from domestic franchisees are considered by us to be reimbursements, recorded on an accrual basis when earned, and have been netted against selling, general and administrative expenses in the Consolidated Statements of Operations.

We charge our franchise partnerships various monthly fees that are calculated as a percentage of the respective franchise’s monthly sales. Our franchise agreements allow us to charge up to a 4.0% royalty fee, a 2.5% support service fee, a 1.5% marketing and purchasing fee, and an advertising fee of up to 3.0%. We defer recognition of franchise fee revenue for any franchise partnership with negative cash flows at times when the negative cash flows are deemed to be anything other than temporary and the franchise has either borrowed directly from us or through a facility for which we provide a guarantee. We also do not recognize franchise fee revenue from franchises with fees in excess of 60 days past due. Accordingly, we have deferred recognition of a portion of franchise revenue from certain franchises. Unearned income for franchise fees was $1.2 million and $3.9 million as of June 2, 2009 and June 3, 2008, respectively, which are included in other deferred liabilities and/or accrued liabilities – rent and other in the Consolidated Balance Sheets.

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

See Note 10 to the Consolidated Financial Statements for further discussion regarding our share-based employee compensation plans.

Marketing Costs

Except for television and radio advertising production costs which we expense when the advertisement is first shown, we expense marketing costs as incurred. Marketing expenses, net of franchise reimbursements, which are included in selling, general and administrative expense in the Consolidated Statements of Operations, totaled $30.4 million, $49.8 million, and $49.1 million for fiscal 2009, 2008, and 2007, respectively.

Impairment or Disposal of Long-Lived Assets

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

Refranchising gains (losses), included in closures and impairments, include gains or losses on sales of restaurants to franchisees. All direct costs associated with refranchising are included in the calculation of the gain or loss. Upon making the decision to sell a restaurant to a franchisee, the restaurant is reclassified to assets held for sale at the lower of book value or fair market value less cost to sell and any anticipated loss is immediately recognized. When the sale occurs, any loss not previously recognized is recorded concurrently with the sale. Any gains to be recognized are recorded when the sale closes. During fiscal 2007, we recognized a pre-tax gain of $0.4 million on the sale of four restaurants to RT Western Missouri Franchise, LP (“RT Western Missouri”) and recognized a negligible loss on the sale of two restaurants to RT St. Louis Franchise, LP (“RT St. Louis”). A further description of these transactions is provided in Note 3 to the Consolidated Financial Statements. There were no refranchising gains or losses for fiscal 2009 or 2008.

See Note 7 to the Consolidated Financial Statements for a further discussion regarding our closures and impairments, including the impairments of goodwill and other long-lived assets.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred income taxes are determined utilizing the asset and liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We recognize interest and penalties accrued related to unrecognized tax benefits as components of our income tax provision.

Effective June 6, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS 109 (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. FIN 48 also requires that changes in judgment that result in subsequent recognition, derecognition or change in a measurement date of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the interim period in which the change occurs. Prior to adopting FIN 48, we provided reserves for potential exposures when we considered it probable that a taxing authority may take a sustainable position on a matter contrary to our position and recorded any changes in judgment thereon as a component of our annual effective rate.

See Note 9 to the Consolidated Financial Statements for a further discussion of our income taxes.

(Loss)/Earnings Per Share

Basic (loss)/earnings per share is computed by dividing net (loss)/income by the weighted average number of common shares outstanding during each period presented. Diluted (loss)/earnings per share gives effect to restricted stock and options outstanding during the applicable periods. There were no stock options and restricted shares included in the diluted weighted average shares outstanding for fiscal 2009. The stock options and restricted shares included in diluted weighted average shares outstanding totaled 0.1 million and 0.4 million for fiscal 2008 and 2007, respectively.

Stock options with an exercise price greater than the average market price of our common stock and certain options with unrecognized compensation expense do not impact the computation of diluted (loss)/earnings per share because the effect would be anti-dilutive. For fiscal 2009, all then outstanding share-based awards were excluded from the computation of diluted loss per share. For fiscal 2008 and 2007, 6.3 million and 4.9 million unexercised stock options, respectively, did not impact the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. Further, 1.4 million, 0.5 million, and 0.3 million restricted shares were excluded from these calculations for fiscal years 2009, 2008, and 2007, respectively.

Comprehensive (Loss)/Income

Comprehensive (loss)/income includes net (loss)/income adjusted for certain revenue, expenses, gains and losses that are excluded from net (loss)/income in accordance with U.S. generally accepted accounting principles, such as pension adjustments. Comprehensive (loss)/income is shown as a separate component in the Consolidated Statements of Shareholders’ Equity and Comprehensive (Loss)/Income.

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

Property and Equipment and Depreciation

Property and equipment is valued at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of depreciable assets generally range from three to 35 years for buildings and improvements and from three to 15 years for restaurant and other equipment.

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over the fair market value of assets of businesses acquired. We had recorded goodwill from our predecessor’s acquisition of the Ruby Tuesday concept in 1982, the acquisitions of certain franchise partnerships, and the Wok Hay acquisition. Our goodwill totaled $18.9 million at June 3, 2008. During fiscal 2009, we determined that our goodwill was impaired. As discussed further in Note 7 to the Consolidated Financial Statements, we recorded a charge of $19.0 million ($14.0 million, net of tax) during the second quarter of fiscal 2009, representing the full value of the goodwill.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at June 5, 2007	$ 16,935
Acquisitions	1,992
Disposals and other	–
Balance at June 3, 2008	18,927
Acquisitions	30
Impairment	(18,957)
Balance at June 2, 2009	$ –

Other intangible assets consist of trademarks and reacquired franchise rights. The reacquired franchise rights were acquired as part of those franchise partnership acquisitions completed after October 2004, the effective date of Emerging Issues Task Force (“EITF”) Issue No. 04-1, “Accounting for Pre-existing Relationships between the Parties to a Business Combination” (“EITF 04-1”). EITF 04-1 applies when two parties that have a pre-existing contractual relationship enter into a business combination. See Note 3 to the Consolidated Financial Statements for more information on the allocation of purchase price applied to each of RTI’s franchise partnership acquisitions in fiscal 2008.

Amortization expense of other intangible assets for each of fiscal 2009, 2008, and 2007 totaled $0.7 million, $0.7 million, and $0.4 million, respectively. We amortize trade and service marks on a straight-line basis over the life of the trade and service marks, typically ten years. We amortize reacquired franchise rights on a straight-line basis over the remaining term of the franchise operating agreements, which varies by restaurant. The weighted average amortization period of reacquired franchise rights is 9.5 years. Amortization expense for each of the next five years is expected to be $0.6 million for each of fiscal 2010 through 2013, and $0.4 million for fiscal 2014.

Other intangible assets which are included in other assets in the Consolidated Balance Sheets consist of the following (in thousands):

	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Trademarks	$ 1,648	$ 1,087	$ 1,641	$ 948
Reacquired franchise rights	4,809	1,364	5,501	1,015
	$ 6,457	$ 2,451	$ 7,142	$ 1,963

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

Pensions and Post-Retirement Medical Benefits

In September 2006, the FASB issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). We adopted the recognition and disclosure provisions of SFAS 158 on June 5, 2007. SFAS 158 also requires companies to measure the funded status of pension and postretirement plans as of the date of a company’s fiscal year ending after December 31, 2008 (our current fiscal year). Prior to fiscal 2009, our plans had measurement dates that did not coincide with our fiscal year end. As permitted by SFAS 158, we used the measurements performed in fiscal 2008 to estimate the effects of our change to fiscal year end measurement dates.

The recognition and disclosure requirements of SFAS 158 required us to recognize the funded status of our defined benefit and postretirement plans in our June 5, 2007 Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive loss, net of tax. The impact of adopting these provisions of SFAS 158 was an after-tax reduction of shareholders’ equity of $2.8 million. Subsequent to the adoption of SFAS 158, gains or losses and prior service costs or credits are being recognized as they arise as a component of other comprehensive (loss)/income to the extent they have not been recognized as a component of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions,” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” On June 4, 2008, we adopted the measurement date provisions of SFAS 158 and recorded a $0.4 million charge, net of tax, to retained earnings and a $0.1 million increase, net of tax, to accumulated other comprehensive loss, representing changes in the benefit obligations and fair value of plan assets during the transition period.

Fair Value of Financial Instruments

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date and establishes a three-level fair value hierarchy to prioritize the inputs used to measure the fair value of assets or liabilities. These levels are:

•	Level 1 – Observable inputs such as quoted prices in active markets for identical assets or liabilities;
•	Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 – Unobservable inputs which require the reporting entity to develop its own assumptions.

SFAS 157 also expands disclosures about fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value. For those financial assets and liabilities we record or disclose at fair value, we adopted SFAS 157 at the beginning of fiscal 2009. See Note 12 to the Consolidated Financial Statements for a further discussion of our financial instruments.

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

As discussed in Note 11 to the Consolidated Financial Statements, our third-party guarantees generally consist of franchise partnership guarantees and divestiture guarantees. The divestiture guarantees all arose prior to the adoption of FIN 45 and, unless modified, are exempt from its requirements. Most of the franchise partnership guarantees, which generally relate to our partial guarantees of certain third party debt, arose or were modified after FIN 45's effective date. The potential amount of future payments to be made under these agreements is discussed in Note 11. We record our guaranty liabilities under these agreements based on estimated fair values, which generally approximate the consideration we receive for providing the guarantees.

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

Other Accounting Pronouncements Adopted in Fiscal 2009

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The adoption of SFAS 159 on June 4, 2008 had no impact on our Consolidated Financial Statements.

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

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FSP FAS 140-4 and FIN 46(R)-8 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and FIN 46(R) to require public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities. As the FSP is effective for interim and annual reporting periods ending after December 15, 2008, we adopted the requirements of FSP FAS 140-4 and FIN 46(R)-8 during our third quarter of fiscal 2009.

The primary entities in which we possess a variable interest are franchise entities, which operate our franchise restaurants. As discussed in Notes 2 and 4 to our Consolidated Financial Statements, we hold either a 1% or 50% ownership interest in our 13 franchise partnerships and no ownership interest in any of our domestic or international traditional franchisees. Although we do have loans to and provide guarantees for certain of our franchise partnerships, they each have substantial other business activities. We have not consolidated these entities, as we believe that each of these entities meets the definition of a business and we do not provide more than half of the total of the equity, subordinated debt, and other forms of subordinated financial support to these entities based on an analysis of the fair values of our interests in these entities.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (fiscal 2010 for RTI). We are currently evaluating the impact SFAS 141R will have on the accounting for any future business combinations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. As previously mentioned, we adopted the provisions of SFAS 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements, on June 4, 2008. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” which delayed the effective date of SFAS 157 for most non-financial assets and liabilities until fiscal years beginning after November 15, 2008 (fiscal 2010 for RTI). We do not expect the adoption of SFAS 157 for non-financial assets and liabilities will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require: 1) noncontrolling interests to be reported as a component of equity; 2) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions; and 3) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (fiscal 2010 for RTI). We are currently evaluating the impact of SFAS 160 on our Consolidated Financial Statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 requires fair value disclosures on an interim basis for financial instruments that are not reflected in the consolidated balance sheets at fair value. Prior to the issuance of FSP FAS 107-1, the fair values of those financial instruments were only disclosed on an annual basis. FSP FAS 107-1 is effective for interim reporting periods that end after June 15, 2009 (our fiscal 2010 first quarter).

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 is effective for interim or annual reporting periods ending after June 15, 2009 (our fiscal 2010 first quarter). We do not expect the adoption of SFAS 165 will have a material impact on our Consolidated Financial Statements.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 eliminates FIN 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FIN 46(R)’s provisions. SFAS 167 is effective for fiscal years beginning after November 15, 2009 (fiscal 2011 for RTI). We are currently evaluating the impact of SFAS 167 on our Consolidated Financial Statements.

2.  Franchise Programs

As of June 2, 2009, our franchise programs included arrangements with 49 franchise groups, including 13 franchise partnerships (franchises in which we have a 1% or 50% ownership) which collectively operated 119 Ruby Tuesday restaurants and 36 traditional domestic and international franchisees which collectively operated 110 Ruby Tuesday restaurants. We do not own any equity interest in our traditional franchisees.  As of June 2, 2009, six of our 13 franchise partnerships were 50%-owned and collectively operated 71 Ruby Tuesday restaurants.  We own 1% of the remaining seven franchise partnerships, which as of that same date collectively operated 48 Ruby Tuesday restaurants.

We enter into development agreements with our franchisees that require them to open varying numbers of Ruby Tuesday restaurants. During fiscal 2009, 2008, and 2007, Ruby Tuesday franchisees opened and/ or acquired from RTI, 19, 14, and 35 restaurants, respectively, pursuant to development agreements, as follows:

Fiscal Year	Franchise Partnerships	Other Domestic	International	Total
2009	–	10	9	19
2008	5	4	5	14
2007	16*	9	10	35

* Includes seven Ruby Tuesday restaurants acquired from the Company.

In conjunction with these openings, we recognized development and licensing fee income totaling $0.6 million, $0.7 million, and $1.0 million in fiscal 2009, 2008, and 2007, respectively.

Deferred development and licensing fees associated with all franchisees totaled $2.0 million and $2.4 million at June 2, 2009 and June 3, 2008, respectively. We will recognize these fees as income when we have substantially performed all material services and the restaurant has opened for business.

As part of the franchise partnership program, we sponsor and serve as partial guarantor for certain credit facilities to assist franchise partnerships with new restaurant development, working capital and operational cash flow requirements. See Note 11 to the Consolidated Financial Statements for more information on these programs.

3.  Business Acquisitions

Between fiscal 1997 and fiscal 2007, we sold 131 Ruby Tuesday restaurants to our franchises, 39 of which are currently operated by certain of the 13 franchise partnerships and 14 restaurants by traditional domestic franchises. The remaining 78 restaurants, including restaurants previously sold to eight former franchise partnerships between fiscal 1998 and 2000, were reacquired in fiscal 2005, 2007, and 2008, or closed.  The restaurants currently operated by franchise partnerships and traditional franchisees are subject to various franchise agreements.  Included in our Consolidated Balance Sheets are notes receivable from certain franchise partnerships, which generally arose as a part of the consideration received when Company-owned restaurants were refranchised.  See Note 4 to the Consolidated Financial Statements for more information.

Fiscal 2009 transactions

On March 18, 2009, we acquired a Ruby Tuesday restaurant in Rockwall, Texas from a traditional domestic franchise for $0.7 million in cash. The purchase price was allocated to the fair value of property and equipment of $0.6 million and reacquired franchise rights and other assets of $0.1 million.

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

For RT Detroit, the purchase price was allocated to the fair value of property and equipment of $8.9 million, reacquired franchise rights of $0.6 million, long-term debt of $8.4 million, and other net liabilities of $0.3 million.  RT Detroit had total debt of $18.9 million at the time of acquisition, $2.1 million of which was payable to us. In addition to recording the amounts discussed above, we reclassified our investments in RT West Palm Beach, RT Michigan, and RT Detroit to account for the remainder of the assets and liabilities, which are now fully recorded within our Consolidated Balance Sheets.

On June 27, 2007, we purchased certain assets from Wok Hay, LLC for $1.0 million. The purchase price was allocated to the fair value of property and equipment of $0.3 million, goodwill of $0.6 million, and other net assets of $0.1 million. At the time of acquisition, Wok Hay, LLC operated a fast casual Asian restaurant located in Knoxville, Tennessee. We have since converted the acquired restaurant to a full-service Asian restaurant.

4. Accounts and Notes Receivable

Accounts and notes receivable – current consist of the following (in thousands):

	2009	2008

Rebates receivable	$590	$813
Amounts due from franchisees	3,797	3,305
Other receivables	1,822	3,379
Current portion of notes receivable	6,434	4,825
	12,643	12,322
Less allowances for doubtful notes and equity
method losses	4,548	1,807
	$8,095	$10,515

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

Other receivables at June 2, 2009 primarily consist of amounts due for third party gift card sales and amounts due from various landlords. Included in other receivables at June 3, 2008 are insurance proceeds associated with a company-owned life insurance policy claim, amounts due for third party gift card sales, and amounts due from various landlords.

	2009	2008

Notes receivable from domestic franchisees	$9,644	$9,056
Less current maturities (included in accounts and
notes receivable)	6,434	4,825
	3,210	4,231
Less allowances for doubtful notes and equity
method losses, noncurrent	2,497	2,347
Total notes receivable, net -- noncurrent	$713	$1,884

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

Twelve current franchisees received acquisition financing from RTI as part of the refranchising transactions. The amounts financed by RTI approximated 36% of the original purchase prices. Eight of these twelve franchisees have paid their acquisition notes in full as of June 2, 2009.

Notes receivable from domestic franchisees also include amounts advanced to certain of our franchise partnerships under short-term line of credit arrangements in order to assist the franchises with operating cash flow needs during the current economic downturn. These arrangements are not required by our franchise operating agreements and may be discontinued in the future.

As of June 2, 2009, all the domestic franchisees were making interest and/or principal payments on a monthly basis in accordance with the current terms of these notes. The notes associated with two of the franchise partnerships were restructured during the second quarter of fiscal 2009 to extend the maturity date of these notes by one year. As of June 2, 2009, these notes had balances of $1.3 million and $1.4 million and will mature on January 1, 2010 and May 10, 2010, respectively. All of the refranchising notes accrue interest at 10.0% per annum.

The allowance for doubtful notes represents our best estimate of losses inherent in the notes receivable at the balance sheet date. During fiscal 2009, 2008, and 2007, we increased/(decreased) the reserve $3.7 million, $0.8 million, and ($0.2) million, respectively, based on our estimate of the extent of those losses.

Also included in the allowance for doubtful notes is $0.9 million at each of June 2, 2009 and June 3, 2008, which represents our portion of the equity method losses of certain of our 50%-owned franchise partnerships which was in excess of our recorded investment in those partnerships.

Scheduled repayments of notes receivable at June 2, 2009 are as follows (in thousands):

2010	$ 6,434
2011	786
2012	684
2013	591
2014	410
Subsequent years	739
$ 9,644

5. Assets Held for Sale, Property, Equipment, and Operating Leases

Amounts included in assets held for sale at June 2, 2009 consist of parcels of land upon which we have no intention to build restaurants, land and buildings of closed restaurants, and various liquor licenses. During fiscal 2009, we sold 14 surplus properties, seven of which were in the fourth quarter, at a net gain of $0.7 million. Cash proceeds from these sales totaled $11.6 million.

Property and equipment, net, is comprised of the following (in thousands):

	2009	2008
Land	$ 218,452	$ 226,029
Buildings	459,335	472,532
Improvements	407,962	458,192
Restaurant equipment	274,922	303,212
Other equipment	90,684	100,841
Construction in progress	20,164	29,755
	1,471,519	1,590,561
Less accumulated depreciation and amortization	486,420	502,205
	$ 985,099	$ 1,088,356

Approximately 52% of our 672 restaurants are located on leased properties. Of these, approximately 63% are land leases only; the other 37% are for both land and building. The initial terms of these leases expire at various dates over the next 20 years. These leases may also contain required increases in minimum rent at varying times during the lease term and have options to extend the terms of the leases at a rate that is included in the original lease agreement. Most of our leases require the payment of additional (contingent) rent that is based upon a percentage of restaurant sales above agreed upon sales levels for the year. These sales levels vary for each restaurant and are established in the lease agreements. We recognize contingent rental expense (in annual as well as interim periods) prior to the achievement of the specified target that triggers the contingent rental expense, provided that achievement of that target is considered probable.

The following is a schedule by year of future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 2, 2009 (in thousands):

2010	$ 40,053
2011	36,522
2012	34,739
2013	33,017
2014	29,704
Subsequent years	192,478
Total minimum lease payments	$ 366,513

The following schedule shows the future minimum sub-lease payments contractually due from franchisees and others for the next five years and thereafter under noncancelable sub-lease agreements (in thousands):

	Franchisees	Others	Total
2010	$ 2,970	$ 291	$ 3,261
2011	2,605	255	2,860
2012	2,321	259	2,580
2013	2,161	196	2,357
2014	1,769	179	1,948
Subsequent years	8,040	230	8,270
Total minimum sub-lease payments	$ 19,866	$ 1,410	$ 21,276

The following table summarizes our minimum and contingent rent expense and our sublease rental income under our operating leases (in thousands):

	2009	2008	2007
Minimum rent	$ 43,520	$ 47,666	$ 45,924
Contingent rent	4,316	2,198	2,955
	47,836	49,864	48,879
Sublease rental income	(3,752)	(3,963)	(8,197)
	$ 44,084	$ 45,901	$ 40,682

The amounts shown for fiscal 2009 above exclude rent expense of $8.0 million relating to lease reserves established for closed restaurants or dead sites, which is included with closures and impairments expense in our Consolidated Statements of Operations.

6. Long-Term Debt and Capital Leases

Long-term debt and capital lease obligations consist of the following (in thousands):

	2009	2008
Revolving credit facility	$319,100	$414,400
Senior notes:
Series A, due April 2010	77,146	82,838
Series B, due April 2013	55,646	62,393
Mortgage loan obligations	41,326	45,622
Capital lease obligations	189	190
	493,407	605,443
Less current maturities	16,841	17,301
	$476,566	$588,142

Estimated annual maturities of long-term debt and capital lease obligations at June 2, 2009 are as follows (in thousands):

2010	$87,978
2011	13,563
2012	334,985
2013	34,859
2014	4,109
Subsequent years	17,913
$493,407

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

Following the May 21, 2008 amendment to the Credit Facility, through a series of scheduled quarterly and other required reductions, our original $500.0 million capacity has been reduced, as of June 2, 2009, to $446.5 million. We expect the capacity of the Credit Facility to be further reduced by $39.6 million in fiscal 2010.

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

Under the terms of the Credit Facility, we had borrowings of $319.1 million with an associated floating rate of interest of 2.96% at June 2, 2009. As of June 3, 2008, we had $414.4 million outstanding with an associated floating rate of interest of 5.86%. After consideration of letters of credit outstanding, we had $113.5 million available under the Credit Facility as of June 2, 2009. The Credit Facility will mature on February 23, 2012.

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

At June 2, 2009, the Private Placement consisted of $77.1 million in notes with an interest rate of 8.19% (the “Series A Notes”) and $55.6 million in notes with an interest rate of 8.92% (the “Series B Notes”). The Series A Notes and Series B Notes mature on April 1, 2010 and April 1, 2013, respectively. During fiscal 2009, we offered, and our noteholders accepted, principal prepayments of $5.7 million and $6.7 million on the Series A and B Notes, respectively. We estimate that we will offer prepayments totaling $12.3 million during the next twelve months. Accordingly, we have classified $12.3 million as current as of June 2, 2009. This amount includes four quarterly offers of $2.0 million each and additional amounts to be determined based upon excess cash flows.

We currently project that $71.1 million will be outstanding on April 1, 2010, the maturity date of our Series A Notes. In accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced,” because of our ability and intent to refinance the balance on a long-term basis by utilizing the available capacity on our Credit Facility, we have classified this amount as non-current in our June 2, 2009 Consolidated Balance Sheet.

Simultaneous with the other May 21, 2008 amendments, we entered into a pledge agreement with our Credit Facility and Private Placement creditors, as well as those creditors associated with our Franchise Facility (discussed in Note 11 to the Consolidated Financial Statements), whereby we pledged certain subsidiary equity interests as security for the repayment of our obligations under these agreements.

We capitalized interest expense related to restaurant construction totaling $0.1 million, $0.8 million, and $1.5 million in fiscal 2009, 2008, and 2007, respectively.

7. Closures and Impairments Expense, Including Goodwill

We closed 43 restaurants during the third quarter of fiscal 2009 in connection with a plan announced on December 18, 2008. In the same announcement we stated our further intentions to close an estimated 30 locations over the next several years, and to discount and market approximately 35-40 surplus properties and our Company airplane. In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” closures and impairment expenses include the following (in thousands):

Impairments for:	2009	2008	2007

Restaurants closed during current fiscal year	$18,319	$48	$–
Open restaurants	12,138	2,975	371
Surplus properties	8,954	1,020	218
Company airplane	1,231	256	–
Other	501	5	–
	41,143	4,304	589
Dead site costs	2,159	1,287	1,604
Closed restaurant lease reserves	10,306	370	184
Other closing expense	2,113	216	418
Gain on sale of surplus properties	(718)	(12)	(2,467)
	$55,003	$6,165	$328

During fiscal 2009, we closed 54 restaurants, of which 41 were leased properties. Following the restaurant closings, we performed an analysis of the now-closed properties in order to estimate the lease liability and any other costs associated with the closings. Based upon the analysis performed, we recorded charges of $10.3 million for costs associated with lease terminations and future lease obligations during the year ended June 2, 2009. A rollforward of our liabilities associated with closed properties is as follows (in thousands):

	2009	2008
Beginning of year	$1,567	$1,851
Closing expense including rent and other lease charges	10,306	370
Transfer of deferred escalating minimum rent liability balance	3,522	–
Payments	(5,338)	(654)
Other adjustments	(112)	–
End of year	$9,945	$1,567

Amounts shown above exclude $1.2 million and $2.1 million as of June 2, 2009 and June 3, 2008, respectively, for our estimated liability associated with unresolved Specialty Restaurant Group, LLC (“SRG”) leases as further discussed in Note 11 to the Consolidated Financial Statements.

For fiscal 2010 and beyond, our focus will be on obtaining settlements on as many of these leases as is possible and these settlements could be higher or lower than the amounts recorded. The actual amount of any cash payments made by the Company for lease contract termination costs will be dependent upon ongoing negotiations with the landlords of the leased restaurant properties.

Goodwill represents the excess of costs over the fair market value of assets of businesses acquired. We had recorded goodwill from our predecessor’s acquisition of the Ruby Tuesday concept in 1982, the acquisitions of certain franchise partnerships, and the Wok Hay acquisition. Our goodwill totaled $18.9 million at June 3, 2008. Following the guidance contained in SFAS No. 142, “Goodwill and Other Intangible Assets,” we have performed tests for impairment annually, or more frequently if events or circumstances indicate it might be impaired. Indicators of potential impairment might include a decline of quoted market prices of our stock in active markets and/or continuing lower sales or operating losses. Impairment tests for goodwill require a two-step process. Under the first step, the estimation of fair value of the reporting unit is compared with its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the implied fair value of goodwill is less than its carrying value. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of our reporting unit goodwill. We have used a variety of methodologies in determining the fair value of the reporting unit, including cash flow analyses that are consistent with the assumptions we believe hypothetical marketplace participants would use, estimates of sales proceeds and other measures, such as fair market price of our common stock, as evidenced by closing trade price. We have used an appropriate discount rate that is commensurate with the risk inherent in the projected cash flows.

Our normal timing for the annual testing of goodwill is as of the end of our third fiscal quarter. Given our lowered stock price and declines in same-restaurant sales, we have recently been testing for impairment on a quarterly basis. The shortfall of our market capitalization versus the carrying value of our equity in the second quarter of fiscal 2009 exceeded that of previous quarters. This, coupled with our continued decline in same-restaurant sales, overall economic conditions and the challenging environment for the restaurant industry, led us to conclude that our goodwill was impaired. As a result, we recorded a charge of $19.0 million ($14.0 million, net of tax) during the second quarter of fiscal 2009, representing the full value of the goodwill.

8. Retirement Benefits

The following disclosures reflect our adoption of the provisions of SFAS 158 as discussed in Note 1 to the Consolidated Financial Statements.

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

Minimum funding for the Retirement Plan is determined in accordance with the guidelines set forth in employee benefit and tax laws. From time to time we may contribute additional amounts as we deem appropriate. We estimate that we will not be required to make any contributions to the Retirement Plan in fiscal 2010.

The Retirement Plan’s assets are held in trust and were allocated as follows on June 2, 2009 and March 31, 2008, the measurement dates:

	Target Allocation	2009 Allocation	2008 Allocation
Equity securities	60-80%	60%	70%
Fixed income securities	20-40%	37%	24%
Cash and cash equivalents	0%	3%	6%

Total	100%	100%	100%

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

The ultimate amount of Piccadilly liability that RTI will absorb relative to all three defined benefit pension plans will not be known until the completion of Piccadilly’s bankruptcy proceedings. This amount could be higher or lower than the amounts accrued based on management’s estimate at June 2, 2009.

Although considered to be unfunded, we own whole-life insurance contracts in order to provide a source of funding for benefits due under the terms of the Executive Supplemental Pension Plan and the Management Retirement Plan. Benefits payable under these two plans are paid from a rabbi trust which holds the insurance contracts. We will on occasion contribute additional amounts into the rabbi trust in the event of a liquidity shortfall. We currently project that benefit payments from the rabbi trust for these two plans will approximate $3.2 million in fiscal 2010.

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

The following tables detail the components of net periodic benefit cost and the amounts recognized in our Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the "Pension Plans") and the Postretirement Medical and Life Benefits plans (in thousands):

	Pension Benefits
	2009	2008	2007

Service cost	$410	$365	$299
Interest cost	2,412	2,263	2,126
Expected return on plan assets	(673)	(745)	(633)
Amortization of prior service cost (a)	327	327	327
Recognized actuarial loss	967	975	893
Net periodic benefit cost	$3,443	$3,185	$3,012

	Postretirement Medical and Life Benefits
	2009	2008	2007

Service cost	$9	$10	$16
Interest cost	86	95	118
Amortization of prior service cost (a)	(64)	(32)	(16)
Recognized actuarial loss	105	96	116
Net periodic benefit cost	$136	$169	$234

(a) Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

The following table details changes in the amounts recognized in accumulated comprehensive (loss)/income in our 2009 and 2008 Consolidated Financial Statements for the Pension Plans and the Postretirement Medical and Life Benefits plans (in thousands):

	Pension Benefits		Postretirement Medical and Life Benefits
	2009	2008	2009	2008
Prior service cost	$0	$5	$0	$(356)
Net actuarial loss	5,165	1,099	744	56
Amortization of prior service cost	(382)	(327)	75	32
Amortization of actuarial gain	(1,128)	(975)	(123)	(96)
Total recognized in accumulated
other comprehensive (loss)/income	$3,655	$(198)	$26	$(364)

Total recognized in net periodic
benefit cost and accumulated
other comprehensive (loss)/income	$7,673	$2,987	$185	$(195)

The change in benefit obligation and plan assets and reconciliation of funded status is as follows (in thousands):

	Pension Benefits		Postretirement Medical and Life Benefits
	2009	2008	2009	2008
Change in benefit obligation:
Beginning projected benefit obligation	$39,551	$39,008	$1,402	$1,777
Service cost (1)	478	365	11	10
Interest cost (1)	2,814	2,263	100	95
Actuarial loss (1)	2,634	683	75	56
Benefits paid (1)	(5,163)	(2,774)	(212)	(180)
Change in plan provisions		6	(8)	(356)
Benefit obligation at end of year	$40,314	$39,551	$1,368	$1,402

Change in plan assets:
Beginning fair value of plans assets	$8,963	$9,816	$0	$0
Actual return on plan assets (1)	(2,014)	329
Employer contributions (1)	3,994	1,592	212	180
Benefits paid (1)	(5,163)	(2,774)	(212)	(180)
Fair value of plan assets at
end of year	$5,780	$8,963	$0	$0

(1) 2009 amounts are for the 14 month period from the 2008 measurement date (March 31) to the 2009 fiscal year-end.

Funded status at end of year	$(34,534)*	$(30,588)*	$(1,368)	$(1,402)

Amounts recognized in the Consolidated Balance Sheets:
Accrued liabilities – payroll and related
Costs	$(3,249)	$(2,753)	$(125)	$(115)
Other deferred liabilities	(31,285)	(27,528)	(1,243)	(1,256)
Net amount recognized at year-end	$(34,534)	$(30,281)	$(1,368)	$(1,371)
Amounts recognized in accumulated other comprehensive (loss)/income:
Prior service (cost) credit	$(1,025)	$(1,407)	$281	$356
Net actuarial loss	(17,869)	(13,832)	(1,146)	(1,195)
Total amount recognized	$(18,894)	$(15,239)	$(865)	$(839)

Accrued benefit cost by plan:
Retirement Plan	$5,463	$5,856
Executive Supplemental Pension Plan	(16,970)	(16,793)
Management Retirement Plan	(4,133)	(4,105)
	$(15,640)	$(15,042)
*

The funded status reflected above includes the liabilities attributable to all of the Pension Plans but only the assets of the Retirement Plan as the other plans are not considered funded for ERISA purposes. To provide a source for the payment of benefits under the Executive Supplemental Pension Plan and the Management Retirement Plan, we own whole-life insurance contracts on some of the participants. The cash value of these policies net of policy loans was $27.3 million and $29.1 million at June 2, 2009 and June 3, 2008, respectively. We maintain a rabbi trust to hold the policies and death benefits as they are received.

The estimated prior service cost for the Pension Plans and the Postretirement Medical and Life Benefits plans that will be amortized from accumulated other comprehensive income into net periodic pension cost in fiscal 2010 is $0.3 million and $(0.1) million, respectively. The estimated net loss for the Pension Plans and the Postretirement Medical and Life Benefits plans that will be amortized from accumulated other comprehensive income into net periodic pension cost in fiscal 2010 is $1.4 million and $0.1 million, respectively.

Additional measurement date information for the pension plans which have benefit obligations in excess of plan assets (in thousands):

	Pension Benefits		Postretirement Medical and Life Benefits
	June 2, 2009	March 31, 2008	June 2, 2009	March 31, 2008
Projected benefit obligation	$40,314	$39,551	$1,368	$1,402
Accumulated benefit
obligation	38,453	37,640	1,368	1,402
Fair value of plan assets	5,780	8,963	0	0

The weighted average assumptions used to determine the net periodic benefit cost for fiscal years are set forth below:

	Pension Benefits
	2009	2008	2007
Discount rate	6.4%	6.0%	6.0%
Expected return on plan assets	8.0%	8.0%	8.0%
Rate of compensation increase	3.6%	4.0%	4.0%

	Postretirement Medical and Life Benefits
	2009	2008	2007
Discount rate	6.4%	6.0%	6.0%
Rate of compensation increase	3.5%	4.0%	4.0%

Our estimated long-term rate of return on plan assets represents the weighted-average of expected future returns on the asset categories included in our target investment allocation based primarily on the historical returns for each asset category, adjusted for an assessment of current market conditions.

The weighted average assumptions used to determine benefit obligations at the measurement dates are set forth below:

	Pension Benefits
	2009	2008
Discount rate	6.5%	6.4%
Rate of compensation increase	3.1%	3.6%

	Postretirement Medical and Life Benefits
	2009	2008
Discount rate	6.5%	6.4%
Rate of compensation increase	3.0%	3.5%

We currently are assuming a gross medical trend rate of 9.5% for fiscal 2010. We expect this rate to decrease approximately 0.5% per year for an ultimate trend rate of 6.0% in fiscal 2017. A change in this rate of 1.0% would have no significant effect on either our net periodic postretirement benefit expense or our accrued postretirement benefits liability.

Beginning with fiscal 2008, the discount rate assumption is developed using a yield curve based on a portfolio of corporate debt instruments rated Aa or higher with maturities that are consistent with projected future plan cash flows. In prior years, the Moody’s AA Corporate Bond Rate was used as the benchmark. The difference between the two rates for fiscal 2008 was not significant.

The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are set forth below (in thousands):

	Pension Benefits	Postretirement Medical and Life Benefits
2010	$4,246	$125
2011	9,442	132
2012	2,469	125
2013	2,857	118
2014	2,343	120
2015-2019	12,067	601

Expected benefits are estimated based on the same assumptions used to measure our benefit obligation on our measurement date of June 2, 2009 and, where applicable, include benefits attributable to estimated further employee service.

Defined Contribution Plans

We sponsor two defined contribution plans for active employees, as summarized below.

Salary Deferral Plan

RTI offers certain employees a 401(k) plan called the Ruby Tuesday, Inc. Salary Deferral Plan (“401(k) Plan”). We make matching contributions to the 401(k) Plan based on each eligible employee's pre-tax contribution and years of service. Effective January 1, 2009, we match in cash each fiscal quarter a specified percentage of the participating employee's first 6% of pre-tax contribution based on achievement of a same-restaurant sales performance factor. Between January 1, 2007 and December 31, 2008, we matched in cash 20% of the participating employee’s first 6% of pre-tax contribution until a participant completed five years of service, 40% during the next five years of service and 50% once a participant completed 10 years of service. Company matches do not vest until the employees have worked three years for us. Our expense related to the 401(k) Plan approximated $0.6 million for fiscal 2009, $1.0 million for fiscal 2008, and $0.7 million for fiscal 2007.

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

Like the Predecessor Plan, the Deferred Compensation Plan is an unfunded, non-qualified deferred compensation plan for eligible employees. The provisions of the Deferred Compensation Plan are similar to those of the 401(k) Plan. Our expenses under the Deferred Compensation Plan approximated $0.1 million for fiscal 2009, $0.2 million for fiscal 2008, and $0.1 million for fiscal 2007. Assets earmarked to pay benefits under the Deferred Compensation Plan are held by a rabbi trust. Assets and liabilities of a rabbi trust must be accounted for as if they are Company assets or liabilities, therefore, all earnings and expenses are recorded in our consolidated financial statements. The Deferred Compensation Plan’s assets and liabilities, which approximated $9.6 million and $20.8 million in fiscal 2009 and 2008, respectively, are included in prepaid and other expenses, other assets, accrued liabilities - payroll and related costs, and other deferred liabilities in the Consolidated Balance Sheets, except for the investment in RTI common stock and the related liability payable in RTI common stock which are reflected in Shareholders’ Equity in the Consolidated Balance Sheets.

9. Income Taxes

Income tax (benefit)/expense includes the following components (in thousands):

	2009	2008	2007
Current:
Federal	$ (9,134)	$ 2,270	$ 46,727
State	300	605	7,171
Foreign	201	126	106
	(8,633)	3,001	54,004
Deferred:
Federal	(10,499)	(3,667)	(10,799)
State	(5,816)	(2,012)	(2,475)
	(16,315)	(5,679)	(13,274)
	$ (24,948)	$ (2,678)	$ 40,730

Deferred tax assets and liabilities are comprised of the following (in thousands):

	2009	2008
Deferred tax assets:
Employee benefits	$29,957	$29,930
Escalating minimum rents	16,756	17,481
General business credits carryforward	11,022	–
State net operating losses	5,803	2,108
Insurance reserves	5,177	6,638
Closed restaurant lease reserves	3,947	622
Goodwill	1,848	–
Gift certificate income	1,280	1,602
Unearned income	1,054	2,313
Other	5,473	5,803
Total deferred tax assets	82,317	66,497

Deferred tax liabilities:
Depreciation	(76,814)	(78,093)
Goodwill	–	(3,103)

Smallwares	(2,496)	–
Prepaid deductions	(2,370)	(3,194)
Partnership investments	(2,131)	(1,619)
Other	(3,294)	(3,385)
Total deferred tax liabilities	(87,105)	(89,394)
Net deferred tax liability	$(4,788)	$(22,897)

Reported in Consolidated Balance Sheets as:
Deferred income taxes – current asset	$15,918	$4,525
Deferred income taxes – noncurrent liability	(20,706)	(27,422)
	$(4,788)	$(22,897)

We believe it is more likely than not that future tax deductions attributable to our deferred tax assets will be realized and therefore no valuation allowance has been recorded.

During fiscal 2009, RTI generated a federal net operating loss of $22.5 million, which will be carried back to fiscal year 2007. At June 2, 2009, we had state net operating loss carryforwards of approximately $126.1 million which expire at varying times between fiscal 2013 and 2029.

A reconciliation from the statutory federal income tax expense to the reported income tax (benefit)/expense is as follows (in thousands):

	2009	2008	2007

Statutory federal income taxes	$(15,003)	$8,295	$46,339
State income taxes, net of federal income
tax benefit	(3,586)	(914)	3,052
Tax credits	(8,005)	(7,613)	(7,186)
Goodwill impairment	2,571	–	–
Other, net	(925)	(2,446)	(1,475)
	$(24,948)	$(2,678)	$40,730

As discussed in Note 1 to the Consolidated Financial Statements, we adopted the provisions of FIN 48 on June 6, 2007. As a result of the adoption of FIN 48, we recognized a negligible increase in our liability for unrecognized tax benefits, which was accounted for as a reduction to our opening balance of retained earnings on June 6, 2007.

We had a liability for unrecognized tax benefits of $4.5 million at June 2, 2009, $2.9 million of which, if recognized, would impact our effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2009 and 2008 follows (in thousands):

	2009	2008
Beginning of year	$4,376	$5,583
Additions for tax positions related to the current year	778	994
Additions for tax positions of prior years	79	103
Reductions for tax positions of prior years	(154)	(652)
Reductions for settlements with taxing authorities	(59)	(1,172)
Reductions due to statute settlements	(515)	(480)
End of year	$4,505	$4,376

We do not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months with the exception of $0.4 million which is classified as current due to an upcoming state settlement.

As discussed in Note 1 to the Consolidated Financial Statements, our policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes. Interest is computed on the difference between our uncertain tax benefit positions under FIN 48 and the amount deducted or expected to be deducted in our tax returns. At June 2, 2009, we had $1.6 million of accrued interest and penalties related to unrecognized tax benefits.

During 2009, accrued interest and penalties increased by $0.3 million, of which $0.2 million affected the 2009 effective tax rate. If we were to prevail on all uncertain tax positions, the reversal of this accrual would also be a benefit to our effective tax rate. At June 2, 2009, total liabilities of $6.1 million, including the above-mentioned $1.6 million for the payment of accrued interest and penalties, are included in Accrued liabilities – rent and other and other deferred liabilities as reported on the Consolidated Balance Sheet.

At June 2, 2009, we are no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2007, and with few exceptions, state and local examinations by tax authorities prior to fiscal year 2006.

10. Capital Stock and Option Plans

Preferred Stock - RTI is authorized, under its Certificate of Incorporation, to issue up to 250,000 shares of preferred stock with a par value of $0.01. These shares may be issued from time to time in one or more series. Each series will have dividend rates, rights of conversion and redemption, liquidation prices, and other terms or conditions as determined by the Board of Directors. No preferred shares have been issued as of June 2, 2009.

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

All options awarded under the Directors Plan have been at the fair market value at the time of grant. A Committee, appointed by the Board, administers the Directors Plan. At June 2, 2009, we had reserved 392,000 shares of common stock under the Directors Plan, 256,000 of which were subject to options outstanding.

The Ruby Tuesday, Inc. 2003 Stock Incentive Plan - A Committee, appointed by the Board, administers the Ruby Tuesday, Inc. 2003 Stock Incentive Plan (“2003 SIP”), and has full authority in its discretion to determine the key employees and officers to whom stock incentives are granted and the terms and provisions of stock incentives. Option grants under the 2003 SIP can have varying vesting provisions and exercise periods as determined by such Committee. Options granted under the 2003 SIP vest in periods ranging from immediate to fiscal 2011, with the majority vesting 24 or 30 months following the date of grant, and the majority expiring five, but some up to ten, years after grant. The majority of restricted shares granted under the 2003 SIP in fiscal 2009, 2008, and 2007 are performance-based. The 2003 SIP permits the Committee to make awards of shares of common stock, awards of stock options or other derivative securities related to the value of the common stock, and certain cash awards to eligible persons. These discretionary awards may be made on an individual basis or for the benefit of a group of eligible persons. All options awarded under the 2003 SIP have been at the fair market value at the time of grant.

At June 2, 2009, we had reserved a total of 7,319,000 shares of common stock for the 2003 SIP, 4,546,000 of which were subject to options outstanding.

Stock Options

The following table summarizes the activity in options under these stock option plans (in thousands, except per-share data):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at June 7, 2006	8,446	$25.33
Granted	753	$28.24
Exercised	(1,867)	$21.33
Forfeited	(404)	$28.16

Balance at June 5, 2007	6,928	$26.56
Granted	806	$7.82

Exercised	(124)	$17.96
Forfeited	(775)	$19.00

Balance at June 3, 2008	6,835	$25.36
Granted	282	$6.50
Exercised	–	$–
Forfeited	(2,315)	$27.84
Balance at June 2, 2009	4,802	$23.06	2.19	$ 197

Exercisable	2,991	$27.60	1.37	$ 0

The aggregate intrinsic value represents the closing stock price as of June 2, 2009 less the strike price, multiplied by the number of options that have a strike price that is less than that closing stock price. The total intrinsic value of options exercised during fiscal 2008 and 2007 was $1.0 million and $14.0 million, respectively. There were no stock options exercised during fiscal 2009.

At June 2, 2009, there was approximately $1.0 million of unrecognized pre-tax compensation expense related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of 1.2 years. The total fair value at grant date of awards vested during 2009, 2008, and 2007 totaled $11.8 million, $11.0 million, and $3.2 million, respectively.

During fiscal 2009 and 2008, we granted approximately 200,000 and 806,000 stock options, respectively, to certain employees under the terms of the 2003 SIP. These stock options cliff vest after thirty months of service following grant of the award, and have a maximum life of five years. There are no performance-based vesting requirements associated with these stock options. These stock options do provide for immediate vesting if the optionee retires during the option period. For employees meeting this criterion at the time of grant, the accelerated vesting provision renders the requisite service condition non-substantive under SFAS 123(R), and we therefore fully expense the fair value of stock options awarded to retirement-eligible employees on the date of grant. As a result, we recorded during the first quarter of fiscal 2009 and the fourth quarter of fiscal 2008 an expense of $0.2 million and $0.9 million, respectively, related to stock options awarded to our Chief Executive Officer (“CEO”).

Also during fiscal 2009, RTI granted approximately 82,000 stock options to non-employee directors. These stock options cliff vest after thirty months of service following grant of the award, and have a maximum life of five years.

On April 11, 2007, the expense recognition period of a stock option award granted to an executive was modified pursuant to a change in the executive’s retirement eligibility status. Prior to modification of the expense recognition period, the award had unrecognized pre-tax compensation expense of $0.9 million that was to be recognized over the remaining 3.2 year service period. Subsequent to the modification, the unrecognized pre-tax compensation expense was recognized over a one year period. There was no unrecognized pre-tax compensation expense remaining as of June 2, 2009 in connection with this award.

The weighted average fair value at date of grant for options granted during fiscal 2009, 2008, and 2007 was $2.28, $2.41, and $7.20 per share, respectively, which, for the purposes of this disclosure, is assumed to be amortized over the respective vesting period of the grants. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2009	2008	2007

Risk-free interest rate	2.83%	2.14%	4.68%
Expected dividend yield	0%	0%	1.77%
Expected stock price volatility	0.404	0.357	0.282
Expected life (in years)	3.97	3.96	4.19

Restricted Stock

The following table summarizes the status of our restricted stock activity for fiscal 2009, 2008, and 2007 (in thousands, except per-share data):

	2009			2008	2007
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Performance-Based Vesting:
Non-vested at beginning of year	1,285	$12.06	267	$28.19	267	$28.19
Granted	279	$7.00	1,018	$7.82
Vested
Forfeited	(369)	$22.50
Non-vested at end of year	1,195	$7.64	1,285	$12.06	267	$28.19

Time-Based Vesting:
Non-vested at beginning of year	105	$15.67	50	$21.13	50	$21.13
Granted	127	$5.41	55	$10.70
Vested	(21)	$20.67
Forfeited	(3)	$7.81
Non-vested at end of year	208	$8.97	105	$15.67	50	$21.13

The fair values of restricted share awards were based on the Company’s fair market value at the time of grant. At June 2, 2009, unrecognized compensation expense related to restricted stock grants totaled approximately $1.5 million and will be recognized over a weighted average vesting period of approximately 1.5 years.

During fiscal 2009 and 2008, RTI granted approximately 290,000 and 1,059,000 restricted shares, respectively, to certain employees under the terms of the 2003 SIP. These shares vest in equal installments over one, two, and three year periods. Vesting of 279,000 and 1,018,000 of these shares granted in fiscal 2009 and 2008, respectively, including approximately 139,000 and 480,000 shares which were awarded to our CEO in fiscal 2009 and 2008, respectively, is also contingent upon the Company’s achievement of certain performance conditions, which are to be measured in the first quarter of fiscal 2010. However, for the same reason as mentioned above in regards to our stock options, we recorded during the first quarter of fiscal 2009 and the fourth quarter of 2008 expense of $0.6 million and $2.8 million, respectively, related to restricted shares awarded to our CEO. Should our CEO retire prior to the end of the performance period, the number of restricted shares he would receive would not be determinable until the completion of the performance period. The expense we recorded for this award was determined using a model that factored in the number of restricted shares to be awarded under a variety of scenarios.

During the first quarter of fiscal 2009, the Executive Compensation and Human Resources Committee of the Board of Directors determined that the performance condition was not achieved for 267,000 restricted shares awarded in April 2007 to vest. As a result, the restricted shares were cancelled and returned to the pool of shares available for grant under the 2003 SIP.

During fiscal 2009 and 2008, RTI granted approximately 117,000 and 14,000 restricted shares, respectively, to non-employee directors. These shares vest in equal installments over one, two, and three year periods.

11. Commitments and Contingencies

At June 2, 2009, we had certain third-party guarantees, which primarily arose in connection with our franchising and divestiture activities. The majority of these guarantees expire through fiscal 2013. Generally, we are required to perform under these guarantees in the event that a third-party fails to make contractual payments or, in the case of franchise partnership debt guarantees, to achieve certain performance measures.

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

As of June 2, 2009, the amounts guaranteed under the Franchise Facility and the Cancelled Facilities were $47.5 million and $4.7 million, respectively. The guarantees associated with one of the Cancelled Facilities are collateralized by a $3.9 million letter of credit. As of June 3, 2008, the amounts guaranteed under the Franchise Facility and the Cancelled Facilities were $46.6 million and $4.9 million, respectively. Unless extended, guarantees under these programs will expire at various dates from November 2009 through February 2013. To our knowledge, despite certain of these franchises having reported coverage ratios below the required levels, all of the franchise partnerships are current in the payment of their obligations due under these credit facilities. We have recorded liabilities totaling $1.0 million and $0.7 million as of June 2, 2009 and June 3, 2008, respectively, related to these guarantees. These amounts were determined based on amounts to be received from the franchise partnerships as consideration for the guarantees. We believe these amounts approximate the fair value of the guarantees.

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

During the second quarter of fiscal 2007, the third party owner to whom SRG had sold the Tia’s restaurants declared Chapter 7 bankruptcy. This declaration left us and/or SRG either primarily or indirectly liable for certain of the older Tia’s leases. SRG filed for Chapter 11 bankruptcy during the third quarter of fiscal 2007.

As of June 2, 2009, we have settled almost all of the Tia’s leases. Future payments to the remaining landlords are expected to be insignificant.

Following the closing of 20 SRG restaurants in January 2007, we performed an analysis of the closed properties in order to estimate the lease liability to be incurred from the closings. Based upon the analysis performed, charges of $6.0 million have been recorded to date, including nominal amounts recorded during fiscal 2009.

As of June 2, 2009, RTI remains primarily liable for three SRG leases which cover closed restaurants. Scheduled cash payments for rent remaining on these three leases at June 2, 2009 totaled $0.6 million. Because these restaurants were located in malls, we may be liable for other charges such as common area maintenance and property taxes. In addition to the scheduled remaining payments, we believe an additional $0.6 million for previously scheduled rent and related payments on these leases had not been paid as of June 2, 2009. As of June 2, 2009, RTI has recorded an estimated liability of $1.2 million based on the three SRG unsettled claims to date. We made payments of $0.5 million on the currently unresolved leases during the year ended June 2, 2009.

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

On October 29, 2003, Piccadilly filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court in Fort Lauderdale, Florida. Following this, we have recorded, and begun to pay, our pro rata share of the Piccadilly liabilities for which we had provided guarantees, including those for MFC employee benefit plans. Our estimates of these liabilities were included within our petition before the bankruptcy court.

As of June 2, 2009, we have received partial settlements of the Piccadilly bankruptcy totaling $2.0 million to date. We hope to recover further amounts upon final settlement of the bankruptcy, although further payments, if any, are expected to be insignificant. The actual amount we may be ultimately required to pay towards the divestiture guarantees could be lower if there is any further recovery in the bankruptcy proceeding, or could be higher if more valid participants are identified or if actuarial assumptions are proven inaccurate.

We estimated our divestiture guarantees related to MHC at June 2, 2009 to be $3.4 million for employee benefit plans. In addition, we remain contingently liable for MHC’s portion (estimated to be $2.5 million) of the MFC employee benefit plan liability for which MHC is currently responsible under the divestiture guarantee agreements. We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

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

At June 2, 2009, we were committed under letters of credit totaling $14.0 million issued primarily in connection with our workers’ compensation and casualty insurance programs. As previously noted, a letter of credit totaling $3.9 million was issued to secure the guarantee outstanding under one of the Cancelled Facilities.

Litigation

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business. We provide reserves for such claims when payment is probable and estimable in accordance with SFAS No. 5, “Accounting for Contingencies.” At this time, in the opinion of management, the ultimate resolution of pending legal proceedings will not have a material adverse effect on our consolidated operations, financial position or cash flows.

Employment Agreement

We have an employment agreement with Samuel E. Beall, III, pursuant to which Mr. Beall has agreed to serve as Chief Executive Officer of the Company until July 18, 2010. Pursuant to this agreement, Mr. Beall is compensated at a base salary (adjusted annually based on various Company or market factors) and is also entitled to an annual bonus opportunity and a long-term incentive compensation program, which currently includes stock option and restricted stock grants and life insurance coverage. Mr. Beall’s employment agreement provides for certain severance payments to be made in the event of an involuntary termination without cause and certain types of voluntary resignation. The agreement defines the circumstances which will constitute a change in control. If the severance payments had been due as of June 2, 2009, we would have been required to make payments totaling approximately $5.9 million.

Purchase Commitments

We have minimum purchase commitments with various vendors. Outstanding commitments as of June 2, 2009 were approximately $136.4 million, a portion of which we believe will be purchased by certain franchisees. These obligations consist of construction projects, supplies, advertising, various types of meat, beverages, and other food products, which are an integral part of our business operations.

12. Fair Value Measurements

Our financial instruments at June 2, 2009 and June 3, 2008 consisted of cash and short-term investments, accounts receivable and payable, deferred compensation plan investments, notes receivable, long-term debt, franchise partnership guarantees, and letters of credit. The fair values of cash and short-term investments and accounts receivable and payable approximated carrying value because of the short-term nature of these instruments. Ruby Tuesday common stock held by our deferred compensation plan, which is included in the shareholders’ equity section of our Consolidated Balance Sheets, is recorded at cost. As discussed below, other investments held by our deferred compensation plans are stated at fair value.

As discussed in Note 1 to the Consolidated Financial Statements, we adopted SFAS 157 on June 4, 2008. As of June 2, 2009, our financial assets and liabilities that are measured at fair value on a recurring basis consist of the Deferred Compensation Plan and the Predecessor Plan. The Deferred Compensation Plan and Predecessor Plan are unfunded, non-qualified deferred compensation plans for eligible employees. Assets earmarked to pay benefits under the Deferred Compensation Plan and Predecessor Plan are held by a rabbi trust. As of June 2, 2009, the assets and liabilities of these plans approximated $7.4 million, which are included in prepaid and other expenses, other assets, accrued liabilities-payroll and related costs, and other deferred liabilities in the Consolidated Balance Sheets, except for the investment in RTI common stock and related liability payable in RTI common stock of $2.2 million, which are reflected in Shareholders’ Equity in the Consolidated Balance Sheets as these are considered treasury shares and reported at cost. Investments other than the investment in RTI common stock are reported at fair value as determined using observable market prices from active markets, which represents Level 1 in the SFAS 157 hierarchy.

The carrying amounts and fair values of our other financial instruments not measured on a recurring basis subject to fair value disclosures are as follows (in thousands):

		2009			2008
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Deferred Compensation Plan
investment in RTI common stock	$ 2,200		$ 1,318	$ 2,877		$ 1,883
Notes receivable, gross	9,644		10,100	9,056		9,626
Long-term debt and capital leases	493,407		491,575	605,443		610,503
Franchise partnership guarantees	1,034		1,057	659		684
Letters of credit	0		370	0		607

We estimated the fair value of common stock, notes receivable, debt, franchise partnership guarantees and letters of credit using market quotes and present value calculations based on market rates.

13. Supplemental Quarterly Financial Data (Unaudited)

Quarterly financial results for the years ended June 2, 2009 and June 3, 2008, are summarized below.

(In thousands, except per-share data)

	For the Year Ended June 2, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$324,001	$289,778	$317,522	$317,255	$1,248,556
Gross profit*	$57,961	$40,846	$61,690	$61,611	$222,108
Income/(loss) before income taxes	$362	$(69,891)	$5,038	$21,625	$(42,866)
Provision/(benefit) for income taxes	77	(32,472)	268	7,179	(24,948)
Net income/(loss)	$285	$(37,419)	$4,770	$14,446	$(17,918)

Earnings/(loss) per share:
Basic	$0.01	$(0.73)	$0.09	$0.28	$(0.35)
Diluted	$0.01	$(0.73)	$0.09	$0.28	$(0.35)

	For the Year Ended June 3, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$346,797	$320,923	$351,233	$341,351	$1,360,304
Gross profit*	$78,132	$54,203	$70,360	$70,592	$273,287
Income/(loss) before income taxes	$15,821	$(15,166)	$9,400	$13,644	$23,699
Provision/(benefit) for income taxes	4,731	(4,815)	(2,308)	(286)	(2,678)
Net income/(loss)	$11,090	$(10,351)	$11,708	$13,930	$26,377

Earnings/(loss) per share:
Basic	$0.21	$(0.20)	$0.23	$0.27	$0.51
Diluted	$0.21	$(0.20)	$0.23	$0.27	$0.51

* We define gross profit as revenue less cost of merchandise, payroll and related costs, and other restaurant operating costs.

14. Subsequent Events

On July 7, 2009, the Executive Compensation and Human Resources Committee of the Board of Directors approved the grant of options to purchase approximately 622,000 shares of our common stock at an exercise price of $6.58 per share, 378,000 time-based restricted shares of common stock, and 349,000 performance-based restricted shares of common stock to certain employees under the terms of the 2003 SIP. Included in the grant were options to purchase 316,000 shares of common stock and 177,000 time-based and 177,000 performance-based restricted shares of common stock which were awarded to our CEO, whose retirement eligibility renders the requisite service condition non-substantive under SFAS 123(R). We will therefore record the full fair value of the stock options ($1.2 million) and time-based restricted shares ($1.2 million) awarded to our CEO in our first quarter of fiscal 2010 expense as well as our estimated expense for the portion of the performance-based restricted shares expected to vest upon completion of the required performance conditions.

On July 28, 2009, we closed an underwritten public offering of 11.5 million shares of Ruby Tuesday, Inc. common stock at $6.75 per share, less underwriting discounts. The amount sold included 1.5 million shares sold in connection with the exercise of an over-allotment option granted to the underwriters. We received approximately $73.2 million in net proceeds from the sale of the shares, after deducting underwriting discounts and estimated offering expenses. Wells Fargo Securities and BofA Merrill Lynch acted as joint book-running managers for the offering and SunTrust Robinson Humphrey and Morgan Keegan & Company, Inc. were co-managers of the offering. The net proceeds were used to repay indebtedness under our Credit Facility.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Ruby Tuesday, Inc.:

We have audited the accompanying consolidated balance sheets of Ruby Tuesday, Inc. and subsidiaries (the “Company”) as of June 2, 2009 and June 3, 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive (loss) income, and cash flows for each of the years in the three-year period ended June 2, 2009. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ruby Tuesday, Inc. and subsidiaries as of June 2, 2009 and June 3, 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended June 2, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted the measurement date provisions of Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R), in 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ruby Tuesday’s internal control over financial reporting as of June 2, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 3, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Louisville, Kentucky

August 3, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Ruby Tuesday, Inc.:

We have audited Ruby Tuesday, Inc.’s internal control over financial reporting as of June 2, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Ruby Tuesday, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on Ruby Tuesday Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Ruby Tuesday, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 2, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ruby Tuesday, Inc. and subsidiaries as of June 2, 2009 and June 3, 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive (loss) income, and cash flows for each of the years in the three-year period ended June 2, 2009, and our report dated August 3, 2009, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Louisville, KY

August 3, 2009

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report. In this assessment, the Company applied criteria based on the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company's assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of June 2, 2009.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of June 2, 2009 as stated in their report filed within Item 8– Financial Statements and Supplementary Data.

Changes in Internal Controls

During the fiscal quarter ended June 2, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On May 20, 2009, we received an inquiry from the NYSE Regulation Inc.’s Market Trading Analysis Department regarding market activity in connection with our earnings release for the third quarter of fiscal 2009. We believe that this inquiry was triggered by the increase in our stock price leading up to the issuance of our third fiscal quarter earnings release on April 7, 2009 and above-average trading volume of our stock after the issuance of the release. We responded to the inquiry on June 3, 2009 and June 22, 2009.

On October 8, 2008, we reported that same-restaurant sales at Company-owned restaurants decreased by 10.8% in the first fiscal quarter of 2009 and indicated that same-restaurant sales were expected to decline at a rate in the mid-single digits for the fiscal year, improving sequentially throughout fiscal 2009. On January 7, 2009, we reported that same-restaurant sales at Company-owned restaurants decreased by 10.8% in the second fiscal quarter of 2009 and by 9.1% in December 2008. We also updated our fiscal 2009 guidance to indicate that we expected our same-restaurant sales to decline by 9% to 10% for fiscal 2009. On April 7, 2009, we reported that same-restaurant sales at Company-owned restaurants decreased by 6.8% in the third fiscal quarter of 2009, which ended on March 3, 2009.

Our common stock price, like that of many other publicly-traded companies, dropped significantly in January, February and the early part of March, 2009. During the week of March 2, 2009, our stock price fell below $1.00 per share, and our chief executive officer purchased an aggregate of 301,500 shares of our common stock to demonstrate his confidence in the Company. Between March 6, 2009 and March 17, 2009, two of our directors purchased an aggregate of 699,100 shares of our common stock.

PART III

We expect to file a definitive proxy statement relating to our 2009 Annual Meeting of shareholders (the “2009 Proxy Statement”) with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2009 Proxy Statement that specifically address disclosure requirements of Items 10-14 below are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 regarding the directors of the Company is incorporated herein by reference to the information set forth in the table entitled “Director and Director Nominee Information” under “Election of Directors” in the 2009 Proxy Statement.

Information regarding executive officers of the Company has been included in Part I of this Annual Report under the caption “Executive Officers.”

Information regarding corporate governance of the Company and other information required by this item is incorporated herein by reference to the information set forth under the captions, “Corporate Governance,” “Section 16(a) Beneficial Ownership Compliance,” and “Committees of the Board of Directors” in the 2009 Proxy Statement.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions “Compensation Discussion and Analysis,” “Chief Executive Officer Compensation,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal Year 2009,” “Outstanding Equity Awards at Fiscal Year-End for 2009,” “Option Exercises and Stock Vested in Fiscal Year 2009,” “Nonqualified Deferred Compensation,” “Pension Benefits for Fiscal Year 2009,” “Potential Payments Upon Termination or Change in Control,” “Directors’ Fees and Attendance,” “2009 Director Compensation,” and “Committees of the Board of Directors” in the 2009 Proxy Statement relating to the Annual Meeting.

Item 12. Security Ownership of Certain Beneficial Owners

and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the information set forth in the tables captioned “Beneficial Ownership of Common Stock” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2009 Proxy Statement relating to the Annual Meeting.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the information set forth under the captions “Related Party Transactions” and “Directors’ Independence” in the 2009 Proxy Statement relating to the Annual Meeting.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the information set forth under the caption “Accountants’ Fees and Expenses” in the 2009 Proxy Statement relating to the Annual Meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)  The following documents are filed as part of this report:

1.	Financial Statements:
The financial statements of the Company and its subsidiaries are listed in the accompanying “Index to
Consolidated Financial Statements” on page 38.
2.	Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts for the Years Ended June 2, 2009, June 3, 2008, and June 5, 2007 (in thousands):

		Charged/	Charged/
	Balance at	(Credited)	(Credited)
	Beginning	to Costs	to other		Balance at
Description	of Period	and Expenses	Accounts	Write-offs	End of Period
			(a)	(b)
Allowance for Doubtful Notes

Fiscal Year Ended June 2, 2009	$ 3,027	$ 3,690		$ (665)	$ 6,052

Fiscal Year Ended June 3, 2008	5,421	837	$ (3,231)		3,027

Fiscal Year Ended June 5, 2007	5,618	(197)			5,421

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

(b)	In fiscal 2009, the Company forgave the full amount of a line of credit owed by its Seattle franchise.
3.	Exhibits:

The exhibits filed with or incorporated by reference in this report are listed on the Exhibit Index beginning on page 77.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.
Date: August 3, 2009	By: /s/ Samuel E. Beall, III
Samuel E. Beall, III
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Position	Date
/s/ Samuel E. Beall, III Samuel E. Beall, III	Chairman of the Board, President and Chief Executive Officer	Date: August 3, 2009

/s/ Marguerite N. Duffy Marguerite N. Duffy	Senior Vice President, Chief Financial Officer	Date: August 3, 2009

/s/ Claire L. Arnold Claire L. Arnold	Director	Date: August 3, 2009

/s/ Kevin T. Clayton Kevin T. Clayton	Director	Date: August 3, 2009

/s/ James A. Haslam, III James A. Haslam, III	Director	Date: August 3, 2009

/s/ Bernard Lanigan Jr. Bernard Lanigan Jr.	Director	Date: August 3, 2009

/s/ R. Brad Martin R. Brad Martin	Director	Date: August 3, 2009

/s/ Dr. Donald Ratajczak Dr. Donald Ratajczak	Director	Date: August 3, 2009

/s/ Stephen I. Sadove Stephen I. Sadove	Director	Date: August 3, 2009

RUBY TUESDAY, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

*	Management contract or compensatory plan or arrangement.
+	Filed herewith.

3.1	Articles of Incorporation, as amended, of Ruby Tuesday, Inc. (incorporated by reference from Exhibit 3.1 to Form 8-B filed on March 15, 1996 (File No. 1-12454)).

3.2

Bylaws, as amended, of Ruby Tuesday, Inc. (incorporated by reference from Exhibit 3.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 2, 2008 (File No. 1-12454)).

4.1	Specimen Common Stock Certificate. (incorporated by reference from Exhibit 4.1 to Form 8-B filed on March 15, 1996 (File No. 1-12454)).

10.1

Ruby Tuesday, Inc. Executive Supplemental Pension Plan, amended and restated as of January 1, 2007. (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 5, 2007 (File No. 1-12454)).*

10.2

First Amendment, dated as of April 2, 2008, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan (Amended and Restated as of January 1, 2007) (incorporated by reference from Exhibit 10.6 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 4, 2008 (File No. 1-12454)).*

10.3

Second Amendment, dated as of December 31, 2008, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan (Amended and Restated as of January 1, 2007) (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 2, 2008 (File No. 1-12454)).*

10.4

Morrison Restaurants Inc. Stock Incentive and Deferred Compensation Plan for Directors together with First Amendment, dated as of June 29, 1995 (incorporated by reference from Exhibit 10(c) to the Morrison Restaurants Inc. Annual Report on Form 10-K for the fiscal year ended June 3, 1995 (File No. 1-12454)).*

10.5	Form of Second Amendment to Stock Incentive and Deferred Compensation Plan for Directors (incorporated by reference from Exhibit 10.29 to Form 8-B filed on March 15, 1996 (File No. 1-12454)).*

10.6

Form of Third Amendment to Stock Incentive and Deferred Compensation Plan for Directors (incorporated by reference from Exhibit 10.6 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 3, 2003 (File No. 1-12454)).*

10.7

Fourth Amendment, dated as of July 8, 2002, to the Stock Incentive and Deferred Compensation Plan for Directors (incorporated by reference from Exhibit 99.5 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 3, 2002 (File No. 1-12454)).*

10.8

Fifth Amendment, dated as of July 6, 2005, to the Stock Incentive and Deferred Compensation Plan for Directors (incorporated by reference from Exhibit 10.8 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (File No. 1-12454)).*

10.9	Sixth Amendment, dated as of July 11, 2006, to the Stock Incentive and Deferred Compensation Plan

for Directors (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 5, 2006 (File No. 1-12454)).*

10.10

Seventh Amendment, dated as of July 11, 2007, to the Stock Incentive and Deferred Compensation Plan for Directors (incorporated by reference from Exhibit 10.8 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 5, 2007 (File No. 1-12454)).*

10.11

Ruby Tuesday, Inc. 2003 Stock Incentive Plan (formerly the 1996 Non-Executive Stock Incentive Plan (formerly the Morrison Restaurants Inc. 1993 Non-Executive Stock Incentive Plan)) (incorporated by reference from Exhibit 10(h) to the Morrison Restaurants Inc. Annual Report on Form 10-K for the fiscal year ended June 5, 1993 (File No. 0-1750) and by reference from Exhibit 10.10 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 1, 2004 (File No. 1-12454)).*

10.12

First Amendment, dated as of July 6, 2005, to the 2003 Stock Incentive Plan (incorporated by reference from Exhibit 10.14 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 6, 2006 (File No. 1-12454)).*

10.13

Second Amendment, dated as of July 11, 2006, to the 2003 Stock Incentive Plan (incorporated by reference from Exhibit 10.3 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 5, 2006 (File No. 1-12454)).*

10.14

Ruby Tuesday, Inc. 2006 Executive Incentive Compensation Plan (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 5, 2006 (File No. 1-12454)).*

10.15

Morrison Restaurants Inc. Deferred Compensation Plan, as restated effective January 1, 1994, together with amended and restated Trust Agreement, dated as of December 1, 1992, to Deferred Compensation Plan (incorporated by reference from Exhibit 10(i) to the Morrison Restaurants Inc. Annual Report on Form 10-K for the fiscal year ended June 5, 1993 (File No. 0-1750)).*

10.16

Morrison Restaurants Inc. Management Retirement Plan together with First Amendment, dated as of June 30, 1994 and Second Amendment, dated as of July 31, 1995 (incorporated by reference from Exhibit 10(n) to the Morrison Restaurants Inc. Annual Report on Form 10-K for the fiscal year ended June 3, 1995 (File No. 1-12454)).*

10.17	Form of Third Amendment to Management Retirement Plan (incorporated by reference from Exhibit 10.32 to Form 8-B filed on March 15, 1996 (File No. 1-12454)).*

10.18

Form of Fourth Amendment to Management Retirement Plan (incorporated by reference from Exhibit 10.14 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 3, 2003 (File No. 1-12454)).*

10.19

Form of Fifth Amendment to Management Retirement Plan (incorporated by reference from Exhibit 10.15 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 3, 2003 (File No. 1-12454)).*

10.20

Sixth Amendment, dated as of April 9, 2001, to the Ruby Tuesday, Inc. Management Retirement Plan (incorporated by reference from Exhibit 10.41 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 5, 2001 (File No. 1-12454)).*

10.21

Seventh Amendment (dated as of October 5, 2004) to the Ruby Tuesday, Inc. Management Retirement Plan (incorporated by reference from Exhibit 99.5 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 (File No. 1-12454)).*

10.22

Morrison Retirement Plan, as amended and restated effective January 1, 2005, to reflect the First through Seventh Amendments, respectively (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 6, 2007 (File No. 1-12454)).*

10.23

First Amendment dated as of January 9, 2007 to the Morrison Retirement Plan (incorporated by reference from Exhibit 10.3 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 6, 2007 (File No. 1-12454)).*

10.24

Second Amendment dated as of February 17, 2009, to the Morrison Retirement Plan (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 3, 2009 (File No. 1-12454)).*

10.25

Executive Group Life and Executive Accidental Death and Dismemberment Plan (incorporated by reference from Exhibit 10(q) to the Morrison Restaurants Inc. Annual Report on Form 10-K for the fiscal year ended June 3, 1989 (File No. 0-1750)).*

10.26

Morrison Restaurants Inc. Executive Life Insurance Plan (incorporated by reference from Exhibit 10(a)(a) to the Morrison Restaurants Inc. Annual Report on Form 10-K for the fiscal year ended June 4, 1994 (File No. 1-12454)).*

10.27

Form of First Amendment to the Morrison Restaurants Inc. Executive Life Insurance Plan (incorporated by reference from Exhibit 10.25 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 3, 2003 (File No. 1-12454)).*

10.28

Second Amendment (dated as of January 1, 2004) to the Ruby Tuesday Inc. Executive Life Insurance Plan (formerly the Morrison Restaurants Inc. Executive Life Insurance Plan) (incorporated by reference from Exhibit 99.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 (File No. 1-12454)).*

10.29

Ruby Tuesday Inc. Executive Life Insurance Premium Plan dated as of January 1, 2004 (incorporated by reference from Exhibit 99.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 (File No. 1-12454)).*

10.30

Ruby Tuesday, Inc. 1996 Stock Incentive Plan, restated as of September 30, 1999 (incorporated by reference from Exhibit 99.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended September 3, 2000 (File No. 1-12454)).*

10.31

First Amendment, dated as of July 10, 2000, to the restated Ruby Tuesday, Inc. 1996 Stock Incentive Plan (incorporated by reference from Exhibit 99.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended September 3, 2000 (File No. 1-12454)).*

10.32

Indenture, dated as of April 9, 2001, to the Ruby Tuesday, Inc. Salary Deferral Plan (incorporated by reference from Exhibit 10.43 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 5, 2001 (File No. 1-12454)).*

10.33	First Amendment, dated as of February 11, 2002, to the Ruby Tuesday, Inc. Salary Deferral Plan (incorporated by reference from Exhibit 99.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-

Q for the quarter ended March 5, 2002 (File No. 1-12454)).*

10.34

Second Amendment, dated as of December 9, 2002, to the Ruby Tuesday, Inc. Salary Deferral Plan (incorporated by reference from Exhibit 99.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 3, 2002 (File No. 1-12454)).*

10.35

Third Amendment, dated as of December 8, 2004, to the Ruby Tuesday, Inc. Salary Deferral Plan (formerly the Morrison Restaurants Inc. Salary Deferral Plan) (incorporated by reference from Exhibit 99.4 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 (File No. 1-12454)).*

10.36

Fourth Amendment, dated as of December 8, 2005, to the Ruby Tuesday, Inc. Salary Deferral Plan (incorporated by reference from Exhibit 10.42 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 6, 2006 (File No. 1-12454)).*

10.37

Fifth Amendment, dated as of December 14, 2006, to the Ruby Tuesday, Inc. Salary Deferral Plan (incorporated by reference from Exhibit 10.5 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 5, 2006 (File No. 1-12454)).*

10.38

Sixth Amendment dated as of July 8, 2008, to the Ruby Tuesday, Inc. Salary Deferral Plan (incorporated by reference from Exhibit 10.37 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 3, 2008 (File No. 1-12454)).*

10.39

Seventh Amendment, dated as of December 30, 2008, to the Ruby Tuesday, Inc. Salary Deferral Plan (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 2, 2008 (File No. 1-12454)).*

10.40

Ruby Tuesday, Inc. Deferred Compensation Plan Trust Agreement restated as of June 1, 2001 (incorporated by reference from Exhibit 10.44 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 5, 2001 (File No. 1-12454)).*

10.41

First Amendment, dated as of June 10, 2002, to the Ruby Tuesday, Inc. Deferred Compensation Plan Trust Agreement (incorporated by reference from Exhibit 10.58 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 4, 2002 (File No. 1-12454)).*

10.42

Ruby Tuesday, Inc. Restated Deferred Compensation Plan, dated as of November 26, 2002 (incorporated by reference from Exhibit 99.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 3, 2002 (File No. 1-12454)).*

10.43	Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.1 to Form 8-K filed on January 18, 2005 (File No. 1-12454)).*

10.44

First Amendment, dated as of December 14, 2006, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.6 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 5, 2006 (File No. 1-12454)).*

10.45

Second Amendment, dated as of July 11, 2007, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.40 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 5, 2007 (File No. 1-12454)).*

10.46

Third Amendment, dated as of December 30, 2008, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.3 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 2, 2008 (File No. 1-12454)).*

10.47

Fourth Amendment, dated as December 31, 2008, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.4 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 2, 2008 (File No. 1-12454)).*

10.48	Form of Non-Qualified Stock Option Award and Terms and Conditions (ESOP) (incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 1, 2005 (File No. 1-12454)).*

10.49	Form of Non-Qualified Stock Option Award and Terms and Conditions (MSOP) (incorporated by reference from Exhibit 10.2 to Form 8-K filed on April 1, 2005 (File No. 1-12454)).*

10.50	Form of Non-Qualified Stock Option Award and Terms and Conditions (Beall) (incorporated by reference from Exhibit 10.3 to Form 8-K filed on April 1, 2005 (File No. 1-12454)).*

10.51

Employment Agreement dated as of June 19, 1999, by and between Ruby Tuesday, Inc. and Samuel E. Beall, III (incorporated by reference from Exhibit 99.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 5, 1999 (File No. 1-12454)).*

10.52

First Amendment, dated as of January 9, 2003, to Employment Agreement by and between Ruby Tuesday, Inc. and Samuel E. Beall, III (incorporated by reference from Exhibit 99.7 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 3, 2002 (File No. 1-12454)).*

10.53

Second Amendment, dated as of July 18, 2008, to Employment Agreement by and between Ruby Tuesday, Inc. and Samuel E. Beall, III (incorporated by reference from Exhibit 10.49 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 3, 2008 (File No. 1-12454)).*

10.54

Third Amendment, dated as of July 29, 2008, to Employment Agreement by and between Ruby Tuesday, Inc. and Samuel E. Beall, III (incorporated by reference from Exhibit 10.50 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 3, 2008 (File No. 1-12454)).*

10.55

Fourth Amendment, dated as of October 8, 2008, to Employment Agreement by and between Ruby Tuesday, Inc. and Samuel E. Beall, III (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended September 2, 2008 (File No. 1-12454)).*

10.56

Severance Agreement, dated as of January 8, 2009, by and between Ruby Tuesday, Inc. and Mark Ingram (incorporated by reference from Exhibit 10.5 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 2, 2008 (File No. 1-12454)).*

10.57

Consulting Agreement, dated as of January 8, 2009, by and between Ruby Tuesday, Inc. and Global Partner Ships, Inc. (incorporated by reference from Exhibit 10.6 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 2, 2008 (File No. 1-12454)).

10.58	Description of Cash Bonus Plan (incorporated by reference to Form 8-K filed on July 14, 2006 (File No. 1-12454)).*

10.59

Distribution Agreement, dated as of March 2, 1996, by and among Morrison Restaurants Inc., Morrison Fresh Cooking, Inc. and Morrison Health Care, Inc. (incorporated by reference from Exhibit 10.23 to Form 8-B filed on March 15, 1996 (File No. 1-12454)).

10.60

Amended and Restated Tax Allocation and Indemnification Agreement, dated as of March 2, 1996, by and among Morrison Restaurants Inc., Custom Management Corporation of Pennsylvania, Custom Management Corporation, John C. Metz & Associates, Inc., Morrison International, Inc., Morrison Custom Management Corporation of Pennsylvania, Morrison Fresh Cooking, Inc., Ruby Tuesday, Inc., a Delaware corporation, Ruby Tuesday (Georgia), Inc., a Georgia corporation, Tias, Inc. and Morrison Health Care, Inc. (incorporated by reference from Exhibit 10.24 to Form 8-B filed on March 15, 1996 (File No. 1-12454)).

10.61

Agreement Respecting Employee Benefit Matters, dated as of March 2, 1996, by and among Morrison Restaurants Inc., Morrison Fresh Cooking, Inc. and Morrison Health Care, Inc. (incorporated by reference from Exhibit 10.25 to Form 8-B filed on March 15, 1996 (File No. 1-12454)).

10.62	Form of Non-Qualified Stock Option Award and Terms and Conditions (DSOP) (incorporated by reference from Exhibit 10.2 to Form 8-K filed on October 6, 2005 (File No. 1-12454)).*

10.63	Form of Restricted Stock Award and Additional Terms and Conditions (incorporated by reference from Exhibit 10.1 to Form 8-K filed on October 6, 2005 (File No. 1-12454)).*

10.64

Trust Agreement (dated as of July 23, 2004) between Ruby Tuesday Inc. and U.S. Trust Company, N.A. (incorporated by reference from Exhibit 99.3 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 (File No. 1-12454)).*

10.65

Master Distribution Agreement, dated as of December 8, 2006 and effective as of November 15, 2006, by and between Ruby Tuesday, Inc. and PFG Customized Distribution (portions of which have been redacted pursuant to a confidential treatment request filed with the SEC) (incorporated by reference from Exhibit 10.4 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 5, 2006 (File No. 1-12454)).

10.66

Amended and Restated Revolving Credit Agreement, dated as of February 28, 2007, by and among Ruby Tuesday, Inc., the Lenders, and Bank of America, N.A., as Administrative Agent, Issuing Bank and Swingline Lender (incorporated by reference from Exhibit 10.1 to Form 8-K filed on March 5, 2007 (File No. 1-12454)).

10.67

First Amendment to Amended and Restated Revolving Credit Agreement, dated as of November 30, 2007, by and among Ruby Tuesday, Inc., the Lenders, and Bank of America, N.A., as Administrative Agent, Issuing Bank and Swingline Lender (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 4, 2007 (File No. 1-12454)).

10.68

Limited Waiver Agreement to the Amended and Restated Revolving Credit Agreement, dated as of February 29, 2008, by and among Ruby Tuesday, Inc., the Lenders, the Guarantors, and Bank of America, N.A., as Administrative Agent for the Lenders (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 4, 2008 (File No. 1-12454)).

10.69

Second Amendment to Amended and Restated Revolving Credit Agreement, dated as of May 21, 2008, by and among Ruby Tuesday, Inc., the Lenders, and Bank of America, N.A., as Administrative Agent, Issuing Bank and Swingline Lender (incorporated by reference from Exhibit 10.1 to Form 8-K filed on May 22, 2008 (File No. 1-12454)).

10.70

Amended and Restated Loan Facility Agreement and Guaranty by and among Ruby Tuesday, Inc., Bank of America, N.A., as Servicer, Amsouth Bank, as Documentation Agent, SunTrust Bank, as Co-Syndication Agent, Wachovia Bank N.A., as Co-Syndication Agent, and each of the participants party hereto dated as of November 19, 2004, Banc of America Securities LLC as Lead Arranger (incorporated by reference from Exhibit 10.2 to Form 8-K filed on November 24, 2004 (File No. 1-12454)).

10.71

First Amendment to Amended and Restated Loan Facility Agreement and Guaranty, dated as of September 8, 2006, by and among Ruby Tuesday, Inc., and Bank of America, N.A., as Servicer, and the Participants (incorporated by reference from Exhibit 10.1 to Form 8-K filed on September 14, 2006 (File No. 1-12454)).

10.72

Second Amendment to Amended and Restated Loan Facility Agreement and Guaranty, dated as of February 28, 2007, by and among Ruby Tuesday, Inc., the Participants, and Bank of America, N.A., as Servicer and Agent for the Participants (incorporated by reference from Exhibit 10.2 to Form 8-K filed on March 5, 2007 (File No. 1-12454)).

10.73

Third Amendment to Amended and Restated Loan Facility Agreement and Guaranty, dated as of November 30, 2007, by and among Ruby Tuesday, Inc., the Participants, and Bank of America, N.A., as Servicer and Agent for the Participants (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 4, 2007 (File No. 1-12454)).

10.74

Limited Waiver Agreement to the Amended and Restated Loan Facility Agreement and Guaranty, dated as of February 29, 2008, by and among Ruby Tuesday, Inc., the Guarantors, the Participants, and Bank of America, N.A., as Servicer and Agent for the Participants (incorporated by reference from Exhibit 10.3 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 4, 2008 (File No. 1-12454)).

10.75

Fourth Amendment to Amended and Restated Loan Facility Agreement and Guaranty, dated as of May 21, 2008, by and among Ruby Tuesday, Inc., the Participants, and Bank of America, N.A., as Servicer and Agent for the Participants (incorporated by reference from Exhibit 10.2 to Form 8-K filed on May 22, 2008 (File No. 1-12454)).

10.76

Amended and Restated Revolving Credit Note, Lender Commitment Agreement (dated as of November 7, 2005) and Commitment Schedule (incorporated by reference from Exhibit 99.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended November 29, 2005 (File No. 1-12454)).

10.77

Amended and Restated Note Purchase Agreement, dated as of May 21, 2008, by and among Ruby Tuesday, Inc. and the institutional investors thereto (incorporated by reference from Exhibit 10.3 to Form 8-K filed on May 22, 2008 (File No. 1-12454)).

10.78

Pledge Agreement, dated as of May 21, 2008, by and among Ruby Tuesday, Inc., the Pledgors and Bank of America, N.A., as Collateral Agent under the Intercreditor Agreement for the Secured Creditors (incorporated by reference from Exhibit 10.4 to Form 8-K filed on May 22, 2008 (File No. 1-12454)).

10.79

Intercreditor and Collateral Agency Agreement, dated as of May 21, 2008, by and among Bank of America, N.A., as Collateral Agent, Administrative Agent for the Revolving Credit Facility on behalf of the Revolving Credit Facility Lenders, Servicer for the Franchise Loan Facility on behalf of the Franchise Loan Facility Participants, and the Institutional Investors as Noteholders (incorporated by reference from Exhibit 10.5 to Form 8-K filed on May 22, 2008 (File No. 1-12454)).

10.80	Restricted Stock Award (incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 17, 2007 (File No. 1-12454)).*

10.81	Restricted Stock Award (Beall) (incorporated by reference from Exhibit 10.2 to Form 8-K filed on April 17, 2007 (File No. 1-12454)).*

10.82

Form of Director Restricted Stock Award (incorporated by reference from Exhibit 10.4 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 4, 2007 (File No. 1-12454)).*

10.83	Non-Qualified Stock Option Award (Beall) (incorporated by reference from Exhibit 10.3 to Form 8-K filed on April 17, 2007 (File No. 1-12454)).*

10.84	First Amendment to the Ruby Tuesday, Inc. Non-Qualified Stock Option Award (incorporated by reference from Exhibit 10.4 to Form 8-K filed on April 17, 2007 (File No. 1-12454)).*

10.85

Indenture, dated December 31, 2007, to the Ruby Tuesday, Inc. Cafeteria Plan (incorporated by reference from Exhibit 10.4 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 4, 2008 (File No. 1-12454)).*

10.86

Indenture, dated December 31, 2007, to the Ruby Tuesday, Inc. Health Savings Account Plan (incorporated by reference from Exhibit 10.5 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 4, 2008 (File No. 1-12454)).*

12.1	Statement regarding computation of Consolidated Ratio of Earnings to Fixed Charges.+

21.1	Subsidiaries of Ruby Tuesday, Inc.+

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.+

31.1	Certification of Chairman of the Board, President, and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of Chairman of the Board, President, and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+