Form 10-Q
period 2009-09-01
RUBY TUESDAY INC
filed 2009-10-13
CIK 68270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  September 1, 2009

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

64,493,845
(Number of shares of common stock, $0.01 par value, outstanding as of October 7, 2009)

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

PART I — FINANCIAL INFORMATION

ITEM 1.

RUBY TUESDAY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	SEPTEMBER 1,	JUNE 2,
	2009	2009

Assets	(NOTE A)
Current assets:
Cash and short-term investments	$5,822	$9,760
Accounts and notes receivable, net	8,481	8,095
Inventories:
Merchandise	12,297	12,838
China, silver and supplies	8,248	8,187
Income tax receivable	17,548	8,632
Deferred income taxes	15,796	15,918
Prepaid rent and other expenses	13,143	13,423
Assets held for sale	10,898	16,120
Total current assets	92,233	92,973

Property and equipment, net	975,266	985,099
Notes receivable, net	572	713
Other assets	45,749	45,411

Total assets	$1,113,820	$1,124,196
Liabilities & shareholders’ equity
Current liabilities:
Accounts payable	$21,884	$21,859
Accrued liabilities:
Taxes, other than income taxes	18,835	19,120
Payroll and related costs	14,249	12,688
Insurance	8,599	8,369
Deferred revenue – gift cards	7,400	8,046
Rent and other	30,183	27,076
Current portion of long-term debt, including capital leases	14,280	16,841
Total current liabilities	115,430	113,999

Long-term debt and capital leases, less current maturities	372,090	476,566
Deferred income taxes	30,716	20,706
Deferred escalating minimum rent	41,379	41,010
Other deferred liabilities	54,026	55,549
Total liabilities	613,641	707,830

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; (authorized: 100,000 shares;
issued: 64,397 shares at 9/01/09; 52,806 shares at 6/02/09)	644	528
Capital in excess of par value	98,089	20,804
Retained earnings	413,095	406,951
Deferred compensation liability payable in
Company stock	2,101	2,200
Company stock held by Deferred Compensation Plan	(2,101)	(2,200)
Accumulated other comprehensive loss	(11,649)	(11,917)
	500,179	416,366

Total liabilities & shareholders’ equity	$1,113,820	$1,124,196
The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	THIRTEEN WEEKS ENDED
	SEPTEMBER 1, 2009	SEPTEMBER 2, 2008

	(NOTE A)

Revenue:
Restaurant sales and operating revenue	$ 299,301	$ 321,216
Franchise revenue	1,311	2,785
	300,612	324,001
Operating costs and expenses:
Cost of merchandise	90,327	87,631
Payroll and related costs	100,459	109,798
Other restaurant operating costs	60,877	68,611
Depreciation and amortization	16,281	20,129
Selling, general and administrative, net of support service
fee income totaling $1,229 in 2009 and $1,772 in 2008	19,020	26,260
Closures and impairments	590	1,909
Equity in losses/(earnings) of unconsolidated franchises	228	(499)
Interest expense, net	5,388	9,800
	293,170	323,639

Income before income taxes	7,442	362
Provision for income taxes	1,298	77

Net income	$ 6,144	$ 285

Earnings per share:
Basic	$ 0.11	$ 0.01
Diluted	$ 0.11	$ 0.01

Weighted average shares:
Basic	56,127	51,381
Diluted	56,295	51,439

Cash dividends declared per share	$ –	$ –

The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	THIRTEEN WEEKS ENDED
	SEPTEMBER 1, 2009	SEPTEMBER 2, 2008

	(NOTE A)
Operating activities:
Net income	$ 6,144	$ 285
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	16,281	20,129
Amortization of intangibles	167	195
Provision for bad debts	223	324
Deferred income taxes	9,770	843
(Gain)/loss on impairments, including disposition of assets	(204)	1,585
Equity in losses/(earnings) of unconsolidated franchises	228	(499)
Share-based compensation expense	4,495	2,920
Other	469	467
Changes in operating assets and liabilities:
Receivables	(396)	2,092
Inventories	480	160
Income taxes	(8,916)	4,175
Prepaid and other assets	(264)	1,606
Accounts payable, accrued and other liabilities	3,243	4,181
Net cash provided by operating activities	31,720	38,463

Investing activities:
Purchases of property and equipment	(3,846)	(6,194)
Proceeds from disposal of assets	2,826	1,623
Reductions in Deferred Compensation Plan assets	139	199
Other, net	(871)	(1,133)
Net cash used by investing activities	(1,752)	(5,505)

Financing activities:
Net payments on revolving credit facility	(100,300)	(35,800)
Principal payments on other long-term debt	(6,737)	(4,431)
Proceeds from issuance of stock, net of fees	73,131
Net cash used by financing activities	(33,906)	(40,231)

Decrease in cash and short-term investments	(3,938)	(7,273)
Cash and short-term investments:
Beginning of year	9,760	16,032
End of year	$ 5,822	$ 8,759

Supplemental disclosure of cash flow information:
Cash paid/(received) for:
Interest, net of amount capitalized	$ 3,181	$ 7,129
Income taxes, net	$ 674	$ (4,996)
Significant non-cash investing and financing activities:
Retirement of fully depreciated assets	$ 2,744	$ 8,324
Reclassification of properties to assets held for sale or receivables	$ (3,130)	$ 3,440

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” “we” or the “Company”), owns and operates Ruby Tuesday® casual dining restaurants and two Wok Hay restaurants. We also franchise the Ruby Tuesday concept in select domestic and international markets. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the 13-week period ended September 1, 2009 are not necessarily indicative of results that may be expected for the year ending June 1, 2010.

The condensed consolidated balance sheet at June 2, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

We have performed an evaluation of events that occurred after September 1, 2009, the balance sheet date, but before October 13, 2009, the date the Condensed Consolidated Financial Statements were issued.

For further information, refer to the consolidated financial statements and footnotes thereto included in RTI’s Annual Report on Form 10-K for the fiscal year ended June 2, 2009.

NOTE B – COMMON STOCK AND EARNINGS PER SHARE

On July 28, 2009, we closed an underwritten public offering of 11.5 million shares of Ruby Tuesday, Inc. common stock at $6.75 per share, less underwriting discounts. The amount sold included 1.5 million shares sold in connection with the exercise of an over-allotment option granted to the underwriters. The shares sold were issued pursuant to a shelf registration statement on Form S-3, which was filed with the SEC on June 25, 2009. We received approximately $73.1 million in net proceeds from the sale of the shares, after deducting underwriting discounts and offering expenses. Wells Fargo Securities and BofA Merrill Lynch acted as joint book-running managers for the offering and SunTrust Robinson Humphrey, Inc. and Morgan Keegan & Company, Inc. were co-managers of the offering. The net proceeds were used to repay indebtedness under our Credit Facility.

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. Diluted earnings per share gives effect to restricted stock and options outstanding during the applicable periods. The stock options and restricted shares included in the diluted weighted average shares outstanding totaled 0.2 million and 0.1 million for the 13 weeks ended September 1, 2009 and September 2, 2008, respectively.

Stock options with an exercise price greater than the average market price of our common stock and certain options with unrecognized compensation expense do not impact the computation of diluted earnings per share because the effect would be anti-dilutive. For the 13 weeks ended September 1, 2009 and September 1, 2008, there were 5.1 million and 6.8 million unexercised options, respectively, that did not impact the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. Further, 0.9 million and 1.3 million restricted shares were excluded from these calculations for the 13 weeks ended September 1, 2009 and September 2, 2008, respectively.

NOTE C – FRANCHISE PROGRAMS

As of September 1, 2009, we held a 50% equity interest in each of six franchise partnerships which collectively operate 70 Ruby Tuesday restaurants. We apply the equity method of accounting to all 50%-owned franchise partnerships. Also, as of September 1, 2009, we held a 1% equity interest in each of seven franchise partnerships, which collectively operate 48 restaurants, and no equity interest in various traditional domestic and international franchises, which collectively operate 108 restaurants.

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

NOTE D – ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable – current consist of the following (in thousands):

	September 1, 2009	June 2, 2009

Rebates receivable	$660	$590
Amounts due from franchisees	4,603	3,797
Other receivables	2,069	1,822
Current portion of notes receivable	4,879	6,434
	12,211	12,643
Less allowances for doubtful notes and equity
method losses	3,730	4,548
	$8,481	$8,095

We negotiate purchase arrangements, including price terms, with designated and approved suppliers on behalf of us and our franchise system. We receive various volume discounts and rebates based on purchases for our Company-owned restaurants from numerous suppliers.

Amounts due from franchisees consist of royalties, license and other miscellaneous fees, a substantial portion of which represent prior month's billings. Also included in amounts due from franchisees is the current portion of the straight-lined rent receivable from franchise sublessees and the amount to be collected in exchange for our guarantees of certain franchise partnership debt.

We defer recognition of franchise fee revenue for any franchise partnership with negative cash flows at times when the negative cash flows are deemed to be anything other than temporary and the franchise has either borrowed directly from us or through a facility for which we provide a guarantee. We also do not recognize franchise fee revenue from franchises with fees in excess of 60 days past due. Accordingly, we have deferred recognition of a portion of franchise revenue from certain franchisees. Unearned income for franchise fees was $2.6 million and $1.2 million as of September 1, 2009 and June 2, 2009, respectively, which are included in Other deferred liabilities and/or Accrued liabilities – rent and other in the Condensed Consolidated Balance Sheets. The increase in unearned income is primarily due to an increase in unearned fees due from a traditional franchise ($1.1 million), for whom we agreed to defer fees for a limited period of time while the franchise negotiated with its lenders for extended terms.

As of September 1, 2009, other receivables consisted primarily of amounts due for third party gift card sales and expected proceeds associated with two company-owned life insurance policy claims. Included in other receivables at June 2, 2009 are amounts due for third party gift card sales and amounts due from various landlords.

Notes receivable consist of the following (in thousands):

	September 1, 2009	June 2, 2009

Notes receivable from domestic franchisees	$7,834	$9,644
Less current maturities (included in accounts and
notes receivable)	4,879	6,434
	2,955	3,210
Less allowances for doubtful notes and equity
method losses, noncurrent	2,383	2,497
Total notes receivable, net - noncurrent	$572	$713

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

Twelve current franchisees received acquisition financing from RTI as part of refranchising transactions in prior periods. The amounts financed by RTI approximated 36% of the original purchase prices. Eight of these twelve franchisees have paid their acquisition notes in full as of September 1, 2009.

Notes receivable from domestic franchisees also include amounts advanced to certain of our franchise partnerships under short-term line of credit arrangements in order to assist the franchises with operating cash flow needs during the current economic downturn. These arrangements are not required by our franchise operating agreements and may be discontinued in the future.

While certain of our domestic franchisees are a few months behind in their franchise fees as previously discussed, as of September 1, 2009, all the domestic franchisees were making interest and/or principal payments on a monthly basis in accordance with the current terms of their notes. All of the refranchising notes accrue interest at 10.0% per annum.

The allowance for doubtful notes represents our best estimate of losses inherent in the notes receivable at the balance sheet date. During the 13 weeks ended September 1, 2009 and September 2, 2008, we recorded bad debt expense of $0.2 million and $0.3 million, respectively, based on our estimate of the extent of those losses. On September 1, 2009, we forgave a $1.3 million note owed by our Utah franchise, for which we had a reserve of $1.2 million recorded in our allowance for doubtful notes prior to the forgiveness.

Also included in the allowance for doubtful notes at September 1, 2009 and September 2, 2008 are $1.1 million and $0.9 million, respectively, which represents our portion of the equity method losses of certain of our 50%-owned franchise partnerships and was in excess of our recorded investment in those partnerships.

NOTE E – ASSETS HELD FOR SALE, PROPERTY, EQUIPMENT, AND OPERATING LEASES

Amounts included in assets held for sale at September 1, 2009 totaled $10.9 million, primarily consisting of parcels of land upon which we have no intention to build restaurants, land and buildings of closed restaurants, and various liquor licenses. During the 13 weeks ended September 1, 2009, we sold three surplus properties and a liquor license at a net gain of $0.8 million. Cash proceeds from these sales totaled $2.8 million.

Property and equipment, net, is comprised of the following (in thousands):

	September 1, 2009	June 2, 2009
Land	$218,416	$218,452
Buildings	459,904	459,335
Improvements	408,016	407,962
Restaurant equipment	275,421	274,922
Other equipment	90,879	90,684
Construction in progress *	24,019	20,164
	1,476,655	1,471,519
Less accumulated depreciation and amortization	501,389	486,420
	$975,266	$985,099

* Included in Construction in progress as of September 1, 2009 and June 2, 2009 are $20.7 million and $17.6 million, respectively, of assets held for sale that are not classified as such in the Condensed Consolidated Balance Sheets as we do not expect to sell these assets within the next 12 months.

Approximately 52% of our 670 restaurants are located on leased properties. Of these, approximately 62% are land leases only; the other 38% are for both land and building. The initial terms of these leases expire at various dates over the next 20 years. These leases may also contain required increases in minimum rent at varying times during the lease term and have options to extend the terms of the leases at a rate that is included in the original lease agreement. Most of our leases require the payment of additional (contingent) rent that is based upon a percentage of restaurant sales above agreed upon sales levels for the year. These sales levels vary for each restaurant and are established in the lease agreements. We recognize contingent rental expense (in annual as well as interim periods) prior to the achievement of the specified target that triggers the contingent rental expense, provided that achievement of that target is considered probable.

NOTE F – LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

	September 1, 2009	June 2, 2009

Revolving credit facility	$218,800	$319,100
Senior notes:
Series A, due April 2010	73,866	77,146
Series B, due April 2013	53,280	55,646
Mortgage loan obligations	40,226	41,326
Capital lease obligations	198	189
	386,370	493,407
Less current maturities	14,280	16,841
	$372,090	$476,566

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

Following the May 21, 2008 amendment to the Credit Facility, through a series of scheduled quarterly and other required reductions, our original $500.0 million capacity has been reduced, as of September 1, 2009, to $428.0 million. We expect the capacity of the Credit Facility will be reduced by $24.7 million during the remainder of fiscal 2010.

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

As further discussed in Note B to the Condensed Consolidated Financial Statements, on July 28, 2009, we closed an underwritten public offering of 11.5 million shares of Ruby Tuesday, Inc. common stock at $6.75 per share, less underwriting discounts. We received approximately $73.1 million in net proceeds from the sale of the shares, after deducting underwriting discounts and offering expenses. The net proceeds were used to repay indebtedness under our Credit Facility.

Under the terms of the Credit Facility, we had borrowings of $218.8 million with an associated floating rate of interest of 2.90% at September 1, 2009, which was determined by adding a margin of 2.5% to the appropriate adjusted LIBO Rate. As of June 2, 2009, we had $319.1 million outstanding with an associated floating rate of interest of 2.96%. After consideration of letters of credit outstanding, we had $195.2 million available under the Credit Facility as of September 1, 2009. The Credit Facility will mature on February 23, 2012.

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

At September 1, 2009, the Private Placement consisted of $73.9 million in notes with an interest rate of 8.19% (the “Series A Notes”) and $53.3 million in notes with an interest rate of 8.92% (the “Series B Notes”). The Series A Notes and Series B Notes mature on April 1, 2010 and April 1, 2013, respectively. During the 13 weeks ended September 1, 2009, we offered, and our noteholders accepted, principal prepayments of $3.3 million and $2.4 million on the Series A and B Notes, respectively. We estimate that we will offer prepayments totaling $9.8 million during the next twelve months. Accordingly, we have classified $9.8 million as current as of September 1, 2009. This amount includes four quarterly offers of $2.0 million each and additional amounts to be determined based upon excess cash flows and sales of surplus properties.

We currently project that $70.5 million of our Series A Notes will be outstanding on April 1, 2010, their maturity date. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 6, “Classification of Short-Term Obligations Expected to be Refinanced,” because of our ability and intent to refinance the balance on a long-term basis by utilizing the capacity on our Credit Facility, we have classified this amount as non-current in our September 1, 2009 Condensed Consolidated Balance Sheet.

Simultaneous with the other May 21, 2008 amendments, we entered into a pledge agreement with our Credit Facility and Private Placement creditors, as well as those creditors associated with our Franchise Facility (discussed in Note L to the Condensed Consolidated Financial Statements), whereby we pledged certain subsidiary equity interests as security for the repayment of our obligations under these agreements.

NOTE G – CLOSURES AND IMPAIRMENTS EXPENSE

Closures and impairment expenses include the following for the thirteen weeks ended September 1, 2009 and September 2, 2008 (in thousands):

	September 1, 2009	September 2, 2008

Impairments for:
Restaurants closed during the current fiscal year	$–	$581
Open restaurants	465	821
Surplus properties	154	256
	619	1,658
Dead site costs	108	45
Closed restaurant lease reserves	652	328
Other closing costs	(9)	(28)
Gain on sale of surplus properties	(780)	(94)
	$590	$1,909

A negligible amount of adjustments to lease reserves for the 13-week period ended September 2, 2008 previously classified as Loss from Specialty Restaurant Group, LLC (“SRG”) bankruptcy were reclassified to Closures and Impairments in the current Condensed Consolidated Statements of Income to ensure consistency with the current presentation. These reclassifications had no impact on previously reported net income. See Note L to the Condensed Consolidated Financial Statements for further discussion of the SRG bankruptcy.

A rollforward of our future lease obligations associated with closed properties is as follows (in thousands):

Lease Obligations
Balance at June 2, 2009	$9,945
Transfer of Specialty Restaurant Group, LLC lease reserve balance	1,183
Closing expense including rent and other lease charges	652
Payments	(1,760)
Balance at September 1, 2009	$10,020

For the remainder of fiscal 2010 and beyond, our focus will be on obtaining settlements on as many of these leases as is possible and these settlements could be higher or lower than the amounts recorded. The actual amount of any cash payments made by the Company for lease contract termination costs will be dependent upon ongoing negotiations with the landlords of the leased restaurant properties.

At September 1, 2009, we had 33 restaurants that had been open more than one year with rolling 12 month negative cash flows of which 17 have been impaired to salvage value. Of the 16 which remained, we reviewed the plans to improve cash flows at each of the restaurants and determined that no impairment was necessary. The remaining net book value of these 16 restaurants was $15.8 million at September 1, 2009.

Should sales at these restaurants not improve within a reasonable period of time, further impairment charges are possible. Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs, salvage value, and sublease income. Accordingly, actual results could vary significantly from our estimates.

NOTE H – RETIREMENT BENEFITS

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

We share with Morrison Health Care, Inc. (“MHC”), a formerly-related company, the liability for retirement benefits accrued through March 1996 under previously-established non-qualified plans by the participants of a second formerly-related company, Morrison Fresh Cooking, Inc. (“MFC”). These previous non-qualified plans were similar to the Executive Supplemental Pension Plan and the Management Retirement Plan. See Note L to the Condensed Consolidated Financial Statements for more information on our guarantees and shared liabilities.

Postretirement Medical and Life Benefits

Our Postretirement Medical and Life Benefits plans provide medical and life insurance benefits to certain retirees. The medical plan requires retiree cost sharing provisions that are more substantial for employees who retire after January 1, 1990.

The following tables detail the components of net periodic benefit costs and the amounts recognized in our Condensed Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the “Pension Plans”) and the Postretirement Medical and Life Benefits plans (in thousands):

	Pension Benefits
	Thirteen weeks ended
	September 1, 2009	September 2, 2008
Service cost	$ 113	$ 102
Interest cost	623	603
Expected return on plan assets	(106)	(168)
Amortization of prior service cost	82	82
Recognized actuarial loss	346	242
Net periodic benefit cost	$ 1,058	$ 861

	Postretirement Medical and Life Benefits
	Thirteen weeks ended
	September 1, 2009	September 2, 2008
Service cost	$ 3	$ 2
Interest cost	21	21
Amortization of prior service cost	(16)	(16)
Recognized actuarial loss	25	27
Net periodic benefit cost	$ 33	$ 34

We also sponsor two defined contribution retirement savings plans. Information regarding these plans is included in our Annual Report on Form 10-K for the fiscal year ended June 2, 2009.

NOTE I – INCOME TAXES

We had a liability for unrecognized tax benefits of $4.2 million and $4.5 million as of September 1, 2009 and June 2, 2009, respectively. As of September 1, 2009 and June 2, 2009, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate was $2.7 million and $2.9 million, respectively. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

Interest and penalties related to unrecognized tax benefits are recognized as components of income tax expense. As of September 1, 2009 and June 2, 2009, we had accrued $1.8 million and $1.6 million, respectively, for the payment of interest and penalties. During the first quarter of fiscal 2010, accrued interest and penalties increased by $0.2 million, of which $0.1 million affected the effective tax rate for the quarter ended September 1, 2009.

The effective tax rate for the current quarter was 17.4% compared to 21.3% for the same period of the prior year. The change in the effective tax rate resulted primarily from the impact of pre-tax income which increased as compared to the same period of the prior year without a corresponding increase in the charge for unrecognized tax benefits.

At September 1, 2009, we are no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2007, and with few exceptions, state and local examinations by tax authorities prior to fiscal year 2006.

NOTE J – COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with U.S. generally accepted accounting principles. Items that currently impact our other comprehensive income are the pension liability adjustments and payments received in settlement of the Piccadilly divestiture guarantee. See Note L to the Condensed Consolidated Financial Statements for further information on the Piccadilly settlement. Amounts shown in the table below are in thousands.

	Thirteen weeks ended
	September 1,	September 2,
	2009	2008
Net income	$6,144	$285
Pension liability reclassification, net of tax	264	202
Piccadilly settlement, net of tax	4	–
Comprehensive income	$6,412	$487

NOTE K – SHARE-BASED EMPLOYEE COMPENSATION

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

All options awarded under the Directors’ Plan have been at the fair market value at the time of grant. A Committee, appointed by the Board, administers the Directors’ Plan. At September 1, 2009, we had reserved 392,000 shares of common stock under this Plan, 253,000 of which were subject to options outstanding, for a net of 139,000 shares of common stock currently available for issuance under the Directors’ Plan.

The Ruby Tuesday, Inc. 2003 Stock Incentive Plan and the Ruby Tuesday, Inc. 1996 Stock Incentive Plan

A Committee, appointed by the Board, administers the Ruby Tuesday, Inc. 2003 Stock Incentive Plan (“2003 SIP”) and the Ruby Tuesday, Inc. 1996 Stock Incentive Plan (“1996 SIP”), and has full authority in its discretion to determine the key employees and officers to whom share-based incentives are granted and the terms and provisions of share-based incentives. Option grants under the 2003 SIP and 1996 SIP can have varying vesting provisions and exercise periods as determined by such Committee. Options granted under the 2003 SIP and 1996 SIP vest in periods ranging from immediate to fiscal 2012, with the majority vesting 24 or 30 months following the date of grant, and the majority expiring five or seven (but some up to ten) years after grant. The majority of restricted shares granted under the 2003 SIP and 1996 SIP in fiscal 2010, 2009, and 2008 are performance-based. The 2003 SIP and 1996 SIP permit the Committee to make awards of shares of common stock, awards of stock options or other derivative securities related to the value of the common stock, and certain cash awards to eligible persons. These discretionary awards may be made on an individual basis or for the benefit of a group of eligible persons. All options awarded under the 2003 SIP and 1996 SIP have been awarded with an exercise price equal to the fair market value at the time of grant.

At September 1, 2009, we had reserved a total of 5,562,000 and 1,666,000 shares of common stock for the 2003 SIP and 1996 SIP, respectively. Of the reserved shares at September 1, 2009, 3,957,000 and 1,170,000 were subject to options outstanding for the 2003 SIP and 1996 SIP, respectively. Stock option exercises are settled with the issuance of new shares.

Stock Options

The following table summarizes the activity in options for the 13 weeks ended September 1, 2009 under these stock option plans (in thousands, except per-share data):

		Weighted-
		Average
	Options	Exercise Price
Balance at June 2, 2009	4,802	$ 23.06
Granted	622	6.58
Exercised	–	–
Forfeited	(44)	27.37
Balance at September 1, 2009	5,380	$ 21.12

Exercisable at September 1, 2009	2,946	$ 27.61

Included in the outstanding balance shown above are approximately 4,485,000 of out-of-the money options. Many are expected to expire out-of-the money in the next three fiscal years.

At September 1, 2009, there was approximately $1.7 million of unrecognized pre-tax compensation expense related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of 1.5 years.

During the first quarter of fiscal 2010, we granted approximately 622,000 stock options to certain employees under the terms of the 2003 SIP and 1996 SIP. These stock options vest in equal annual installments over a three year period following grant of the award, and have a maximum life of seven years. These stock options do provide for immediate vesting if the optionee retires during the option period as well as if certain other events occur. For employees meeting this criterion at the time of grant, the accelerated vesting provision renders the requisite service condition non-substantive under Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” and we therefore fully expense the fair value of stock options awarded to retirement eligible employees on the date of grant. As a result, we recorded during the first quarter of fiscal 2010 an expense of $1.2 million related to stock options awarded on July 7, 2009 to our Chief Executive Officer (“CEO”).

Restricted Stock

The following table summarizes our restricted stock activity for the 13 weeks ended September 1, 2009 (in thousands, except per-share data):

		Weighted-Average
	Restricted	Grant-Date
Performance-based vesting:	Stock	Fair Value
Non-vested at June 2, 2009	1,195	$ 7.64
Granted	348	6.58
Vested	(186)	7.64
Forfeited	(636)	7.64
Non-vested at September 1, 2009	721	$ 7.13

		Weighted-Average
	Restricted	Grant-Date
Time-based vesting:	Stock	Fair Value
Non-vested at June 2, 2009	208	$ 8.97
Granted	201	6.58
Vested	(16)	7.63
Forfeited	–	–
Non-vested at September 1, 2009	393	$ 7.80

The fair values of the restricted share awards reflected above were based on the fair market value of our common stock at the time of grant. At September 1, 2009, unrecognized compensation expense related to restricted stock grants expected to vest totaled approximately $3.3 million and will be recognized over a weighted average vesting period of approximately 1.7 years.

During the first quarter of fiscal 2010, we granted approximately 201,000 time-based restricted shares of common stock and 348,000 performance-based restricted shares of common stock under the terms of the 2003 SIP and 1996 SIP. Vesting of the performance-based restricted shares, including 177,000 shares that were awarded to our CEO, is also contingent upon the Company’s achievement of certain performance conditions related to fiscal 2010 performance, which will be measured in the first quarter of fiscal 2011. However, for the same reason as mentioned above in regards to our stock options, we recorded during the first quarter of fiscal 2010 an expense of $1.2 million related to the performance-based restricted shares awarded on July 7, 2009 to our CEO. Should our CEO retire prior to the end of the performance period, the number of restricted shares he would receive would not be determinable until the completion of the performance period. The expense we recorded for this award was determined using a model that assumes all of the performance-based shares will be earned. Also during the first quarter of fiscal 2010, we awarded approximately 177,000 shares of common stock to our CEO and recognized an expense of $1.2 million on the grant date.

During the first quarter of fiscal 2010, the Executive Compensation and Human Resources Committee of the Board of Directors determined achievement of the performance condition for approximately 559,000 performance-based restricted shares awarded in the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009. As a result, approximately 636,000 restricted shares from the fiscal 2008 and fiscal 2009 awards were forfeited and returned to the pool of shares available for grant under the 2003 SIP and 1996 SIP.

NOTE L – COMMITMENTS AND CONTINGENCIES

Guarantees

At September 1, 2009, we had certain third-party guarantees, which primarily arose in connection with our franchising and divestiture activities. The majority of these guarantees expire at various dates ending in fiscal 2013. Generally, we are required to perform under these guarantees in the event that a third-party fails to make contractual payments.

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

As of September 1, 2009, the amounts guaranteed under the Franchise Facility and the Cancelled Facilities were $47.2 million and $4.6 million, respectively. The guarantees associated with one of the Cancelled Facilities are collateralized by a $3.9 million letter of credit. As of June 2, 2009, the amounts guaranteed under the Franchise Facility and the Cancelled Facilities were $47.5 million and $4.7 million, respectively. Unless extended, guarantees under these programs will expire at various dates from November 2009 through February 2013. To our knowledge, despite certain of these franchises having reported coverage ratios below the required levels, all of the franchise partnerships are current in the payment of their obligations due under these credit facilities. At those times when franchise partnerships report coverage ratios below the requirements, RTI, as sponsor, has the ability to cure the default by increasing our guaranty from 50% to 100%. We have done so for each such situation as of September 1, 2009 and June 2, 2009 and thus the amounts owed by our franchises under the Franchise Facility are not subject to acceleration. Furthermore, no events have occurred which would allow for a wind-down of the Franchise Facility itself or necessitate guaranty payments on behalf of the franchise partnerships.

We have recorded liabilities totaling $0.6 million and $1.0 million as of September 1, 2009 and June 2, 2009, respectively, related to these guarantees. These amounts were determined based on amounts to be received from the franchise partnerships as consideration for the guarantees. We believe these amounts approximate the fair value of the guarantees.

Divestiture Guarantees

On November 20, 2000, we completed the sale of all 69 of our American Cafe (including L&N Seafood) and Tia’s restaurants to SRG. A number of these restaurants were located on leased properties. We remain primarily liable on certain American Cafe and Tia’s leases that were subleased to SRG and contingently liable on others. SRG, on December 10, 2003, sold its 28 Tia’s restaurants to an unrelated entity and, as part of the transaction, further subleased certain Tia’s properties.

During the second quarter of fiscal 2007, the third party owner to whom SRG had sold the Tia’s restaurants declared Chapter 7 bankruptcy. This declaration left us and/or SRG either primarily or indirectly liable for certain of the older Tia’s leases. SRG filed for Chapter 11 bankruptcy during the third quarter of fiscal 2007.

As of September 1, 2009, we have settled almost all of the Tia’s leases. Future payments to the remaining landlords are expected to be insignificant.

As of September 1, 2009, we remain primarily liable for three SRG leases which cover closed restaurants. Scheduled cash payments for rent remaining on these three leases at September 1, 2009 totaled $0.5 million. Because these restaurants were located in malls, we may be liable for other charges such as common area maintenance and property taxes. In addition to the scheduled remaining payments, we believe an additional $0.7 million for previously scheduled rent and related payments on these leases had not been paid as of September 1, 2009. As of September 1, 2009, we had recorded an estimated liability of $0.9 million based on the three SRG unsettled claims to date. We made payments of $0.1 million on the currently unresolved leases during the 13 weeks ended September 1, 2009.

During fiscal 1996, our shareholders approved the distribution (the “Distribution”) of our family dining restaurant business (MFC) and our health care food and nutrition services business (MHC). Subsequently, Piccadilly Cafeterias, Inc. (“Piccadilly”) acquired MFC and Compass Group, PLC (“Compass”) acquired MHC. Prior to the Distribution, we entered into various guarantee agreements with both MFC and MHC, most of which have expired. As agreed upon at the time of the Distribution, we have been contingently liable for (1) payments to MFC and MHC employees retiring under (a) MFC’s and MHC’s versions of the Management Retirement Plan and the Executive Supplemental Pension Plan (the two non-qualified defined benefit plans) for the accrued benefits earned by those participants as of March 1996, and (b) funding obligations under the Retirement Plan maintained by MFC and MHC following the Distribution (the qualified plan) until 2006, and (2) payments due on certain workers’ compensation claims (the “Piccadilly Liabilities”).

On October 29, 2003, Piccadilly filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court in Fort Lauderdale, Florida. Following this, we have recorded, and begun to pay, our pro rata share of the Piccadilly Liabilities for which we have provided guarantees, including those for MFC employee benefit plans. Our estimates of these liabilities were included within our petition before the bankruptcy court.

During the 13 weeks ended September 1, 2009, we received our sixth, and final, check in settlement of the Piccadilly bankruptcy. Including this final check, we received $2.0 million in settlement of our claim.

We estimated our divestiture guarantees related to MHC at September 1, 2009 to be $3.3 million for employee benefit plans. In addition, we remain contingently liable for MHC’s portion (estimated to be $2.4 million) of the MFC employee benefit plan liability for which MHC is currently responsible under the divestiture guarantee agreements. We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

Litigation

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business. We provide reserves for such claims when payment is probable and estimable in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 5, “Accounting for Contingencies.” At this time, in the opinion of management, the ultimate resolution of pending legal proceedings, including the matter referred to below, will not have a material adverse effect on our operations, financial position or cash flows.

On August 28, 2009, a jury in the civil action Dan Maddy v. Ruby Tuesday, Inc., in the Rutherford County, Tennessee Circuit Court, Case No. 53641, rendered a verdict in favor of the plaintiff awarding damages in the amount of $10,035,000. The plaintiff in this matter alleged claims relating to injury caused by an intoxicated person who was served alcoholic beverages at one of our restaurants. The judgment is not yet final and is subject to post-trial motions and appeal. We believe that any judgment entered will be for an amount less than the verdict. We maintain insurance to cover these types of claims under our primary insurance carrier for amounts up to $1,000,000, subject to a self-insured retention of $500,000, and under a secondary insurance carrier for amounts in excess of $1,000,000 up to an amount in excess of the amount of the verdict. Our secondary insurance carrier has asserted a reservation of rights, claiming that it did not receive timely notice of this matter from our third party claims administrator in accordance with the terms of the policy. Our service agreement with our third party claims administrator provides that it will indemnify us against any liabilities, loss or damage that we may suffer as a result of any claim, cost or judgment against us arising out of the third party claims administrator’s negligence or willful misconduct. Based on the information currently available, and acknowledging the uncertainty of litigation, our September 1, 2009 Condensed Consolidated Balance Sheet reflects the amount of any expected recovery by the plaintiff. Such amount is included in Insurance within the Accrued liabilities caption in our Condensed Consolidated Balance Sheet. We intend to appeal the judgment once finalized in the event we are not successful in invalidating the judgment through our post-trial motions, and we believe that we have valid coverage under our insurance policies for any amounts in excess of our self-insured retention. There can be no assurance, however, that we will be successful in our post-trial motions or appeal of the judgment or, in the event we are not successful, that we will prevail in any dispute with our insurance carrier regarding the validity of our coverage. Thus, while management believes that this matter will not have a material adverse effect on our operations, financial position or cash flows, there can be no assurance that this matter will not have such a material adverse effect.

NOTE M – FAIR VALUE MEASUREMENTS

We adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) for our financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements, in fiscal 2009. In the first quarter of fiscal 2010 we adopted the related FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” for non-financial assets and liabilities. The adoption had no significant impact on the Company during the thirteen weeks ended September 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not require any new fair value measurements.

Also during the first quarter of fiscal 2010, we adopted FASB Staff Position FAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB No. 28-1”). FSP FAS 107-1 and APB No. 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about the fair values of financial instruments for annual and interim reporting periods of publicly traded companies and amends APB No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The adoption of these accounting pronouncements did not have a significant impact on our condensed consolidated financial statements.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a three-level fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The following table presents the fair values of our financial assets and liabilities measured at fair value on a recurring basis as of September 1, 2009 (in thousands):

	Fair Value Measurements
	Carrying Value at September 1, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred compensation plan -
assets	$7,594	$7,594	$–	$–
Deferred compensation plan -
liabilities	(7,594)	(7,594)	–	–
Total	$–	$–	$–	$–

The Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (the “Deferred Compensation Plan”) and the Ruby Tuesday, Inc. Restated Deferred Compensation Plan (the “Predecessor Plan”) are unfunded, non-qualified deferred compensation plans for eligible employees. Assets earmarked to pay benefits under the Deferred Compensation Plan and Predecessor Plan are held by a rabbi trust. We report the accounts of the rabbi trust in our Condensed Consolidated Financial Statements. With the exception of the investment in RTI common stock, the investments held by these plans are considered trading securities and are reported at fair value based on third-party broker statements. The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, is recorded in Selling, general and administrative expense in the Condensed Consolidated Financial Statements.

The investment in RTI common stock and related liability payable in RTI common stock, which are reflected in Shareholders’ Equity in the Condensed Consolidated Balance Sheets, are excluded from the fair value table above as these are considered treasury shares and reported at cost.

The following table presents the fair values for those assets and liabilities measured on a non-recurring basis and remaining on our Condensed Consolidated Balance Sheet as of September 1, 2009 and the losses recognized from all such measurements during the thirteen weeks ended September 1, 2009 (in thousands):

	Fair Value Measurements
	Carrying Value at September 1, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses/ (Gains)
Long-lived assets held for sale *	$31,638	$–	$31,638	$–	$154
Long-lived assets held for use	4,042	–	4,042	–	465
Total	$35,680	$–	$35,680	$–	$619

* Included in the carrying value of long-lived assets held for sale are $20.7 million of assets included in Construction in progress in the Condensed Consolidated Balance Sheet as we do not expect to sell these assets within the next 12 months.

Long-lived assets held for sale are valued using Level 2 inputs, primarily information obtained through broker listings and sales agreements. Costs to market and/or sell the assets are factored into the estimates of fair value. During the 13 weeks ended September 1, 2009, long-lived assets held for sale with a carrying amount of $11.1 million were written down to their fair value of $10.9 million, resulting in a loss $0.2 million, which is included in Closures and impairments in our Condensed Consolidated Statement of Income.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we review our long-lived assets (primarily property, equipment and, as appropriate, reacquired franchise rights) related to each restaurant to be held and used in the business, whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. We evaluate restaurants based upon cash flows as our primary indicator of impairment. Based on the best information available, we write down an impaired restaurant to its estimated fair market value, which becomes its new cost basis. Fair value is determined through broker listings or by discounting the estimated future cash flows including salvage value, if any. The discount rate is our estimate of the required rate of return that a third-party buyer would expect to receive when purchasing a restaurant and its related long-lived assets.

Long-lived assets held for use presented in the table above include our company airplane and restaurants or groups of restaurants that were impaired as a result of our quarterly impairment review. From time to time, the table will also include closed restaurants or surplus sites not meeting held for sale criteria that have been offered for sale at a price less than their carrying value.

During the 13 weeks ended September 1, 2009, we recorded $0.5 million of impairments on our long-lived assets held for use, which is included with Closures and impairments expense in our Condensed Consolidated Statements of Income. The Level 2 fair values of our long-lived assets held for use are based on broker estimates of the value of the land, building, leasehold improvements, and other residual assets.

Our financial instruments at September 1, 2009 and June 2, 2009 consisted of cash and short-term investments, accounts receivable and payable, notes receivable, long-term debt, franchise partnership guarantees, letters of credit, and, as previously discussed, deferred compensation plan investments. The fair values of cash and short-term investments and accounts receivable and payable approximated carrying value because of the short-term nature of these instruments. The carrying amounts and fair values of our other financial instruments not measured on a recurring basis using fair value, however subject to fair value disclosures are as follows (in thousands):

	September 1, 2009		June 2, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Deferred Compensation Plan
investment in RTI common stock	$ 2,101	$ 1,259	$ 2,200	$ 1,318
Notes receivable, gross	7,834	8,215	9,644	10,100
Long-term debt and capital leases	386,370	393,808	493,407	491,575
Franchise partnership guarantees	609	651	1,034	1,057
Letters of credit	–	370	–	370

We estimated the fair value of notes receivable, debt, franchise partnership guarantees, and letters of credit using market quotes and present value calculations based on market rates.

NOTE N – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted in Fiscal 2010

As discussed in Note M to the Condensed Consolidated Financial Statements, in the first quarter of fiscal 2010 we adopted FSP No. 157-2, “Effective Date of FASB Statement No. 157” for non-financial assets and liabilities. The adoption had no significant impact on the Company during the thirteen weeks ended September 1, 2009.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (fiscal 2010 for RTI). The adoption of SFAS 141R had no impact on our Condensed Consolidated Financial Statements.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require: 1) noncontrolling interests to be reported as a component of equity; 2) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions; and 3) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (fiscal 2010 for RTI). The adoption of SFAS 160 had no impact on our Condensed Consolidated Financial Statements.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 requires fair value disclosures on an interim basis for financial instruments that are not reflected in the consolidated balance sheets at fair value. Prior to the issuance of FSP FAS 107-1, the fair values of those financial instruments were only disclosed on an annual basis. FSP FAS 107-1 is effective for interim reporting periods that end after June 15, 2009 (our fiscal 2010 first quarter). See Note M to our Condensed Consolidated Financial Statements for further information about the fair value of our financial instruments.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 is effective for interim or annual reporting periods ending after June 15, 2009 (our fiscal 2010 first quarter). The adoption of SFAS 165 had no impact on our Condensed Consolidated Financial Statements.

Accounting Pronouncements Not Yet Adopted

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FAS 132(R)-1 expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans. FSP FAS

132(R)-1 is effective for fiscal years ending after December 15, 2009, and will impact our financial statement disclosures beginning with the year ending June 1, 2010 (our current fiscal year).

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 eliminates FIN 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FIN 46(R)’s provisions. SFAS 167 is effective for fiscal years beginning after November 15, 2009 (fiscal 2011 for RTI). We are currently evaluating the impact of SFAS 167 on our Condensed Consolidated Financial Statements.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). The Codification was not intended to change GAAP but reorganizes the literature. The Codification will be effective for interim or annual periods ending after September 15, 2009, and will impact how we reference authoritative accounting literature referenced within our financial statements beginning with the quarter ending December 1, 2009.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

General:

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”), owns and operates Ruby Tuesday® casual dining restaurants and two Wok Hay restaurants. We also franchise the Ruby Tuesday concept in selected domestic and international markets. As of September 1, 2009 we owned and operated 670, and franchised 226, Ruby Tuesday restaurants. Ruby Tuesday restaurants can now be found in 46 states, the District of Columbia, 13 foreign countries, and Guam.

Overview and Strategies

Casual dining, the segment of the industry in which we operate, is intensely competitive with respect to prices, services, convenience, locations, and the types and quality of food. We compete with other food service operations, including locally-owned restaurants, and other national and regional restaurant chains that offer the same or similar types of services and products as we do. In 2005, our analysis of the bar and grill segment within casual dining indicated that many concepts, including Ruby Tuesday, were not clearly differentiated.  We believed that as the segment continued to mature, the lack of differentiation would make it increasingly difficult to attract new guests. Consequently, we created brand reimaging initiatives to implement our strategy of clearly differentiating Ruby Tuesday from our competitors.  We implemented our strategy in stages, first focusing on food, then service, and in 2007, we embarked on the most capital intensive aspect of our reimaging program – the creation of a fresh new look for our restaurants. Offering compelling value, our fourth initiative, is especially important in a difficult economy such as we are currently experiencing. We believe that Ruby Tuesday, as a result of these initiatives, is well positioned for the future.

While we were in the process of implementing our brand reimaging, consumer spending came under pressure for a variety of reasons, and further weakened in the fourth quarter of calendar 2008. As the economic environment deteriorated, operating results for other casual dining concepts, as well as our operating results, declined significantly. In response, in the second half of fiscal 2009, we implemented several initiatives intended to enhance our sales, reduce costs and improve cash flow, including the following:

•

Sales initiatives. Our sales initiatives aim to increase guest traffic by focusing primarily on two areas, menu and marketing. The menu emphasizes high quality and compelling value. For example, our burgers now include “endless fries,” the majority of our Specialties and Premium Seafood items offer a complete meal for typically less than $12 and we offer 40 meals for under $10. Through independently conducted studies, we regularly measure our guests’ perception of our menu offerings and will make item modifications to enhance their value proposition if necessary. Our new brand image allows us to credibly offer higher end limited time menu items, such as lobster tails, which we believe allow us to better leverage our fixed costs and further differentiate our brand from our traditional competitors.

We shifted our marketing strategy to more effectively communicate our brand and value message. We broadened our strategy to encompass four pillars: traditional media, print promotion, internet activities, and community-based programs. Part of our emphasis is greater promotional activity, with a local market focus, that is intended to address the current importance of price in consumers’ perception of value. We are also evaluating programs to increase sales during off-peak times.

•

Cost savings. In the second half of fiscal 2009, we implemented initiatives designed to result in substantial cost savings. These cost savings are a result of: labor initiatives, including new scheduling systems and the realignment of field supervisors, which are expected to account for approximately one-half of the savings, while disciplined food cost management, improved operating efficiencies and the closing of the underperforming restaurants are expected to account for the remainder. We estimate that these initiatives resulted in cost savings of approximately $20.0 million in the second half of fiscal 2009 and have further benefitted us in the first quarter of fiscal 2010.

•

Restaurant closings. During our second quarter of fiscal 2009 we conducted an analysis of all our Company-operated restaurants based on profitability, brand image, location, and other factors and identified 73 restaurants to close, 43 of which we closed in the third quarter of fiscal 2009. Two additional restaurants closed in the first quarter of fiscal 2010 upon their lease expirations.

•

Generate free cash flow and improve our balance sheet. Because of our leverage, we are highly focused on maximizing our cash flow and paying down our debt. If we are successful in stabilizing same-restaurant sales and maintaining or lowering our costs, we have the opportunity to maintain substantial levels of free cash flow. Furthermore, our near-term capital requirements are relatively modest as we don’t anticipate opening any new Ruby Tuesday restaurants during the remainder of fiscal 2010, and our maintenance capital spending needs are low because we have remodeled virtually all the Company-owned restaurants within the last two years. We define “free cash flow” to be the net amount remaining when purchases of property and equipment are subtracted from net cash provided by operating activities.

We generated $27.9 million of free cash flow in the first quarter of fiscal 2010, all of which was dedicated to the reduction of debt. We anticipate total capital spending in fiscal 2010 to be $18.0 to $20.0 million. We also estimate we will generate $60.0 million to $65.0 million of free cash flow during the remainder of fiscal 2010, a substantial portion of which will be dedicated to the reduction of debt. Similarly, we intend to use free cash flow generated in the next couple of years following fiscal 2010 to reduce debt. Our objective is to reduce debt as quickly as possible to strengthen our balance sheet and reduce the financial risk related to our leverage. As another means of reducing our bank debt and strengthening our balance sheet, on July 28, 2009, we closed an underwritten public offering of 11.5 million shares of Ruby Tuesday, Inc. common stock. The $73.1 million net proceeds raised in the equity offering was also used to reduce our outstanding debt. See further discussion in the Financing Activities section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Results of Operations:

The following is an overview of our results of operations for the 13-week period ended September 1, 2009:

Net income increased to $6.1 million for the 13 weeks ended September 1, 2009 compared to $0.3 million for the same quarter of the previous year. Diluted earnings per share for the fiscal quarter ended September 1, 2009 increased to $0.11 compared to $0.01 for the corresponding period of the prior year as a result of the increase in net income as discussed below.

During the 13 weeks ended September 1, 2009:

●	No restaurants were opened by either the Company or our franchisees;
●	Two Company-owned Ruby Tuesday restaurants were closed;
●	Three franchise restaurants were closed;
●	Same-restaurant sales* at Company-owned restaurants decreased 3.1%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants decreased 6.5%; and
●

We closed an underwritten public offering of 11.5 million shares of Ruby Tuesday, Inc. common stock, receiving approximately $73.1 million in net proceeds from the sale of the shares, after deducting underwriting discounts and offering expenses.

* We define same-restaurant sales as a year-over-year comparison of sales volumes for restaurants that, in the current year have been open at least 18 months, in order to remove the impact of new openings in comparing the operations of existing restaurants.

The following table sets forth selected restaurant operating data as a percentage of total revenue, except where otherwise noted, for the periods indicated. All information is derived from our Condensed Consolidated Financial Statements included in this Form 10-Q.

	Thirteen weeks ended
	September 1, 2009	September 2, 2008
Revenue:
Restaurant sales and operating revenue	99.6%	99.1%
Franchise revenue	0.4	0.9
Total revenue	100.0	100.0
Operating costs and expenses:
Cost of merchandise (1)	30.2	27.3
Payroll and related costs (1)	33.6	34.2
Other restaurant operating costs (1)	20.3	21.4
Depreciation and amortization (1)	5.4	6.3
Selling, general and administrative, net	6.3	8.1
Closures and impairments	0.2	0.6
Equity in losses/(earnings) of unconsolidated franchises	0.1	(0.2)
Interest expense, net	1.8	3.0
Income before income taxes	2.5	0.1
Provision for income taxes	0.4	0.0
Net income	2.0%	0.1%

(1)	As a percentage of restaurant sales and operating revenue.

The following table shows year-to-date Company-owned and franchised Ruby Tuesday concept restaurant openings and closings, and total Ruby Tuesday concept restaurants as of the end of the first quarter in each of fiscal 2010 and 2009.

	Thirteen weeks ended
	September 1, 2009	September 2, 2008
Company –owned:
Beginning of quarter	672	721
Opened	–	2
Closed	(2)	(8)
End of quarter	670 *	715 *

Franchise:
Beginning of quarter	229	224
Opened	–	4
Closed	(3)	(2)
End of quarter	226	226

* The September 1, 2009 and September 2, 2008 amounts exclude two and one Wok Hay restaurants, respectively.

We expect our domestic and international franchisees to open approximately three to six additional Ruby Tuesday restaurants during the remainder of fiscal 2010.

Revenue

RTI’s restaurant sales and operating revenue for the 13 weeks ended September 1, 2009 decreased 6.8% to $299.3 million compared to the same period of the prior year. This decrease primarily resulted from the closing of 54 restaurants in fiscal 2009, 46 of which closed after the end of fiscal 2009’s first quarter, and a 3.1% decrease in same-restaurant sales. The 54 restaurants closed in fiscal 2009 produced $13.9 million of restaurant sales in the first quarter of the prior year.

The decrease in same-restaurant sales is attributable to an approximate 6.2% decline in average net check as we have maintained our value positioning and print incentive strategy to motivate new guests to visit our restaurants to experience the reimaged Ruby Tuesday brand. This strategy has contributed to an approximate 3.1% increase in guest counts, partially offsetting the reduction in average net check.

Franchise revenue for the 13 weeks ended September 1, 2009 decreased 52.9% to $1.3 million compared to the same period of the prior year. Franchise revenue is predominately comprised of domestic and international royalties, which totaled $1.3 million and $2.6 million for the 13-week periods ended September 1, 2009 and September 2, 2008, respectively. This decrease is due to a decline in royalties from domestic franchisees as a result of temporarily reduced or deferred royalties for certain franchisees and a decrease in same-restaurant sales for domestic franchise Ruby Tuesday restaurants of 6.5% in the first quarter of fiscal 2010.

Under our accounting policy, we do not recognize franchise fee revenue for any franchise with negative cash flows at times when the negative cash flows are deemed to be anything other than temporary and the franchise has either borrowed directly from us or through a facility for which we provide a guarantee. We also do not recognize additional franchise fee revenue from franchisees with fees in excess of 60 days past due. Accordingly, we have deferred recognition of a portion of franchise revenue from certain franchises. Unearned income for franchise fees was $2.6 million and $1.2 million as of September 1, 2009 and June 2, 2009, respectively, which are included in other deferred liabilities and/or accrued liabilities – rent and other in the Condensed Consolidated Balance Sheets. The increase in unearned income is primarily due to an increase in unearned fees due from a traditional franchise ($1.1 million), for whom we agreed to defer fees for a limited period of time while the franchise negotiated with its lenders for extended terms.

Pre-tax Income

Pre-tax income increased to $7.4 million for the 13 weeks ended September 1, 2009, over the corresponding period of the prior year. The increase included the elimination of $2.8 million in pre-tax losses recorded in the first quarter of fiscal 2009 on the 54 restaurants closed during fiscal 2009. This increase is also due to lower payroll and related costs, other restaurant operating costs, depreciation, selling, general and administrative expense, net, closures and impairments, and interest expense, net. These lower costs were partially offset by a decline of 3.1% in same-restaurant sales at Company-owned restaurants, lower franchise revenue, and higher cost of merchandise and equity in losses of unconsolidated franchises.

In the paragraphs that follow, we discuss in more detail the components of the increase in pre-tax income for the 13-week period ended September 1, 2009, as compared to the comparable period in the prior year. Because a significant portion of the costs recorded in the Cost of merchandise, Payroll and related costs, Other restaurant operating costs, and Depreciation and amortization categories are either variable or highly correlate with the number of restaurants we operate, we evaluate our trends by comparing the costs as a percentage of restaurant sales and operating revenue, as well as the absolute dollar change, to the comparable prior year period.

2009 Restaurant Closings

Operating results for the first quarter of fiscal 2009 for the 54 restaurants closed in fiscal 2009 were as follows (in thousands):

Thirteen Weeks
Ended
September 2, 2008
Total revenue	$13,870

Cost of merchandise	3,992
Payroll and related costs	6,271
Other restaurant operating costs	4,412
Depreciation and amortization	1,014
Selling, general and administrative	974
16,663
Net loss	$(2,793)

Cost of Merchandise

Cost of merchandise increased $2.7 million (3.1%) to $90.3 million for the 13 weeks ended September 1, 2009, over the corresponding period of the prior year. As a percentage of restaurant sales and operating revenue, cost of merchandise increased from 27.3% to 30.2% for the 13 weeks ended September 1, 2009. Excluding the $4.0 million decrease from the elimination of 54 restaurants closed in fiscal 2009, cost of merchandise increased $6.7 million.

The absolute dollar increase in fiscal 2010 for the 13-week period is a result of an approximate 3.1% increase in guest counts, as well as a shift in menu mix corresponding to our value promotions such that our guests are ordering higher cost menu items, the introduction of lobster tails, which have a high food cost, to our menu in late fiscal 2009, and value-enhancing programs such as offering endless fries with burgers.

As a percentage of restaurant sales and operating revenue the increase is also due to several promotions offered in the current quarter including freestanding insert coupons in all markets with Company-owned restaurants, direct address label mail pieces, and a value promotion for our So Connected guests offering a buy one get one free on our Specialties, Fork-Tender Ribs, and Handcrafted Steaks. These value offerings had the impact in the current quarter of reducing average net check approximately 6.2% for restaurants in our same-restaurant groupings, which increased the related food cost as a percentage of restaurants sales and operating revenue.

Payroll and Related Costs

Payroll and related costs decreased $9.3 million (8.5%) to $100.5 million for the 13 weeks ended September 1, 2009, as compared to the corresponding period in the prior year. This amount includes $6.3 million of payroll and related costs spent in fiscal 2009 at the 54 restaurants closed in the prior year. As a percentage of restaurant sales and operating revenue, payroll and related costs decreased from 34.2% to 33.6%.

The remaining $3.0 million decrease not attributable to closings is primarily due to decreases in hourly labor as a result of new staffing guidelines for certain positions in our restaurants and the elimination of the dedicated To Go positions in our mall restaurants and certain other locations since the first quarter of the prior year.

As a percentage of restaurant sales and operating revenue, the decrease in payroll and related costs is attributable to the impact of closing 54 restaurants in fiscal 2009, which ran higher than system average labor, and the hourly labor cost savings initiatives discussed in the prior paragraph. Offsetting these savings was the impact on the ratio of the value offerings discussed in the Cost of Merchandise section above that contributed to the increase in guest counts of approximately 3.1% for the restaurants in our same-restaurant grouping and the decrease in our average net check of approximately 6.2%.

Other Restaurant Operating Costs

Other restaurant operating costs decreased $7.7 million (11.3%) to $60.9 million for the 13-week period ended September 1, 2009, as compared to the corresponding period in the prior year. This decrease includes $4.4 million of costs incurred on the 54 restaurants closed in fiscal 2009. As a percentage of restaurant sales and operating revenue, these costs decreased from 21.4% to 20.3%.

For the thirteen weeks ended September 1, 2009, the remaining $3.3 million in reductions not attributable to closings related to the following (in thousands):

Utilities	$1,367
Repairs	909
Other	1,045
$3,321

In both absolute dollars and as a percentage of restaurant sales and operating revenue for the 13-week period, the decrease is primarily due to decreases in utilities resulting from reductions in overall electric usage and changing natural gas and fuel vendors at certain of our restaurants which resulted in more favorable rates and decreases in repairs expenses as a result of recently implemented cost savings programs in these areas.

Depreciation and Amortization

Depreciation and amortization expense decreased $3.8 million (19.1%) to $16.3 million for the 13-week period ended September 1, 2009, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, this expense decreased from 6.3% to 5.4%.

In terms of both absolute dollars and as a percentage of restaurant sales and operating revenue, the decrease for the 13-week period is primarily due to reduced depreciation for assets that became fully depreciated since the first quarter of the prior year (a $2.2 million reduction), restaurant closures ($1.0 million depreciation in the prior year), and other assets previously impaired (a $0.4 million reduction).

Selling, General and Administrative Expenses, Net

Selling, general and administrative expenses, net of support service fee income, decreased $7.2 million (27.6%) to $19.0 million for the 13-week period ended September 1, 2009, as compared to the corresponding period in the prior year.

The decrease for the 13-week period is primarily due to a reduction in advertising ($7.1 million) as a result of eight weeks of national cable television advertising during the prior year quarter as compared to none in the current year, reflecting a shift in our marketing strategy to one based more on offering guests incentives through print media rather than through television and a decrease in media sponsorship expenses relating to sponsorship of a racecar.

Closures and Impairments

Closures and impairments decreased $1.3 million to $0.6 million for the 13-week period ended September 1, 2009, as compared to the corresponding period of the prior year. The decrease for the 13-week period is due primarily to a reduction in restaurant impairment charges ($1.0 million) coupled with higher gains during the current quarter on the sale of surplus properties ($0.7 million) offset by higher closed restaurant lease reserve expense ($0.3 million) compared with the same period of the prior year. See Note G to our Condensed Consolidated Financial Statements for further information on our closures and impairment charges recorded during the first quarters of fiscal 2010 and 2009.

Equity in Losses/(Earnings) of Unconsolidated Franchises

Our equity in the losses of unconsolidated franchises was $0.2 million for the 13 weeks ended September 1, 2009 compared with equity in earnings of ($0.5) million for the 13 weeks ended September 2, 2008. The change is attributable to losses from investments in five of our six 50%-owned franchise partnerships, which all had income in the first quarter of the prior year. The increase in losses was due in part to same restaurant sales declines in the current year and fee rebates in the prior year, offset by lower advertising charges in the current year.

As of September 1, 2009, we held 50% equity investments in each of six franchise partnerships, which collectively operate 70 Ruby Tuesday restaurants. As of September 2, 2008, we held 50% equity investments in each of six franchise partnerships which then collectively operated 72 Ruby Tuesday restaurants.

Interest Expense, Net

Net interest expense decreased $4.4 million for the 13 weeks ended September 1, 2009, as compared to the corresponding period in the prior year, primarily due to lower average debt outstanding on the revolving credit agreement (the “Credit Facility”), lower interest rates on the Credit Facility, and other debt payments made since the same period of the prior year.

Provision for Income Taxes

The effective tax rate for the current quarter was 17.4% compared to 21.3% for the same period of the prior year. The change in the effective tax rate resulted primarily from the impact of pre-tax income which increased as compared to the same period of the prior year without a corresponding increase in the charge for unrecognized tax benefits.

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

In our Annual Report on Form 10-K for the year ended June 2, 2009, we identified our critical accounting policies related to share-based employee compensation, impairment of long-lived assets, franchise accounting, lease obligations, estimated liability for self-insurance, and income tax valuation allowances and tax accruals. During the first 13 weeks of fiscal 2010, there have been no changes in our critical accounting policies.

Liquidity and Capital Resources:

Cash and cash equivalents decreased by $3.9 million and $7.3 million during the first 13 weeks of fiscal 2010 and 2009, respectively. The change in cash and cash equivalents is as follows (in thousands):

	Thirteen weeks ended
	September 1,	September 2,
	2009	2008
Cash provided by operating activities	$31,720	$38,463
Cash used by investing activities	(1,752)	(5,505)
Cash used by financing activities	(33,906)	(40,231)
Decrease in cash and cash equivalents	$(3,938)	$(7,273)

Operating Activities

Cash provided by operating activities for the first 13 weeks of fiscal 2010 decreased 17.5% to $31.7 million due to changes in operating assets and liabilities, which collectively produced $18.1 million less cash flow during the first quarter of fiscal 2010 compared with the same period of the prior year primarily as a result of a reduction in the source of cash from income taxes of $13.1 million. Also contributing to the decrease were reductions in non-cash charges for depreciation expense of $3.8 million and (gain)/loss on impairments of $1.8 million. Partially offsetting these were increases in net income of $5.9 million, deferred taxes of $8.9 million, and share-based compensation of $1.6 million.

Our working capital deficiency and current ratio as of September 1, 2009 were $23.2 million and 0.8:1, respectively. As is common in the restaurant industry, we carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset) or reduction of debt (a long-term liability) and receivable and inventory levels are generally not significant.

Investing Activities

We require capital principally for the maintenance and upkeep of our existing restaurants, limited new restaurant construction, investments in technology, equipment, remodeling of existing restaurants, and on occasion for the acquisition of franchisees or other restaurant concepts. Property and equipment expenditures for the 13 weeks ended September 1, 2009 were $3.8 million, which is $2.3 million less than property and equipment expenditures during the same period of the prior year due to no openings in the current year.

Capital expenditures for the remainder of the fiscal year are budgeted to be approximately $14 million to $16 million based on our planned improvements for existing restaurants. We intend to fund capital expenditures for Company-owned restaurants with cash provided by operations.

Financing Activities

Historically, our primary sources of cash have been operating activities and proceeds from stock option exercises and refranchising transactions. When these alone have not provided sufficient funds for both our capital and other needs, we have obtained funds through the issuance of indebtedness or, more recently, through the issuance of additional shares of common stock. Our current borrowings and credit facilities and our recent common stock offering are described below.

On July 28, 2009, we closed an underwritten public offering of 11.5 million shares of Ruby Tuesday, Inc. common stock at $6.75 per share, less underwriting discounts, as further discussed in Note B to the Condensed Consolidated Financial Statements. We received approximately $73.1 million in net proceeds from the sale of the shares, after deducting underwriting discounts and offering expenses. The net proceeds were used to repay indebtedness under our five-year revolving credit agreement (the “Credit Facility”).

On November 19, 2004, we entered into the Credit Facility to provide capital for general corporate purposes. On February 28, 2007, we amended and restated our Credit Facility such that the aggregate amount we may borrow increased to $500.0 million. This amount included a $50.0 million subcommitment for the issuance of standby letters of credit and a $50.0 million subcommitment for swingline loans. Due to concerns that at some point in the future we might not be in compliance with certain of our debt covenants, we entered into an additional amendment of the amended and restated Credit Facility on May 21, 2008.

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

Following the May 21, 2008 amendment to the Credit Facility, through a series of scheduled quarterly and other required reductions, our original $500.0 million capacity has been reduced, as of September 1, 2009, to $428.0 million. We expect the capacity of the Credit Facility will be reduced by $24.0 to $25.0 million during the remainder of fiscal 2010.

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

Under the terms of the Credit Facility, we had borrowings of $218.8 million with an associated floating rate of interest of 2.90% at September 1, 2009, which was determined by adding a margin of 2.5% to the appropriate adjusted LIBO Rate. As of June 2, 2009, we had $319.1 million outstanding with an associated floating rate of interest of 2.96%. After consideration of letters of credit outstanding, we had $195.2 million available under the Credit Facility as of September 1, 2009. The Credit Facility will mature on February 23, 2012.

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

At September 1, 2009, the Private Placement consisted of $73.9 million in notes with an interest rate of 8.19% (the “Series A Notes”) and $53.3 million in notes with an interest rate of 8.92% (the “Series B Notes”). The Series A Notes and Series B Notes mature on April 1, 2010 and April 1, 2013, respectively. During the 13 weeks ended September 1, 2009, we offered, and our noteholders accepted, principal prepayments of $3.3 million and $2.4 million on the Series A and B Notes, respectively. We estimate that we will offer prepayments totaling $9.8 million during the next twelve months. Accordingly, we have classified $9.8 million as current as of September 1, 2009. This amount includes four quarterly offers of $2.0 million each and additional amounts to be determined based upon excess cash flows and sales of surplus properties.

We currently project that $70.5 million will be outstanding on April 1, 2010, the maturity date of our Series A Notes. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 6, “Classification of Short-Term Obligations Expected to be Refinanced,” because of our ability and intent to refinance the balance on a long-term basis by utilizing the capacity on our Credit Facility, we have classified this amount as non-current in our September 1, 2009 Condensed Consolidated Balance Sheet.

Simultaneous with the other May 21, 2008 amendments, we entered into a pledge agreement with our Credit Facility and Private Placement creditors, as well as those creditors associated with our Franchise Facility (discussed in Note L to the Condensed Consolidated Financial Statements), whereby we pledged certain subsidiary equity interests as security for the repayment of our obligations under these agreements.

During the remainder of fiscal 2010, we expect to fund operations, capital expansion, and any other investments, from operating cash flows, our Credit Facility, and operating leases.

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

Maximum Funded Debt Covenant

Our maximum funded debt covenant is an Adjusted Total Debt to Consolidated EBITDAR ratio. Adjusted Total Debt, as defined in our covenants, includes items both on-balance sheet (debt and capital lease obligations) and off-balance sheet (such as the present value of leases, letters of credit and guarantees). Consolidated EBITDAR is consolidated net income (for the Company and its majority-owned subsidiaries) plus interest charges, income tax, depreciation, amortization, rent and other non-cash charges. Among other charges, we have reflected share-based compensation, asset impairment and bad debt expense, as non-cash. Until the end of the quarter ended March 3, 2009, we were allowed to add back the costs (up to $10.0 million) incurred in connection with the closing of restaurants recorded in accordance with generally accepted accounting principles (“GAAP”).

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

The following is a reconciliation of our total long-term debt and capital leases, which are GAAP-based, to Adjusted Total Debt as defined in our bank covenants (in thousands):

September 1, 2009
Current portion of long-term debt,
including capital leases	$14,280
Long-term debt and capital leases,
less current maturities	372,090
Total long-term debt and capital leases	386,370
Present value of operating leases*	193,749
Letters of credit*	13,981
Guarantees*	47,944
Adjusted Total Debt	$642,044

* Non-GAAP measure. See below for discussion regarding reconciliation to GAAP-based amounts.

The following is a reconciliation of net income, which is a GAAP-based measure of our operating results, to Consolidated EBITDAR as defined in our bank covenants (in thousands):

Twelve Months
Ended
September 1, 2009
Net loss	$(12,059)
Interest expense	30,627
Benefit for income taxes	(23,727)
Depreciation	71,125
Amortization of intangibles	698
Rent expense	51,882
Share-based compensation expense	7,582
Goodwill impairment	18,957
Asset impairments	40,104
Equity in losses of subsidiaries	713
Bad debt expense	3,589
Dead site write-offs	2,222
Amortization of debt issuance costs	1,872
Restaurant closing costs	3,924
Other	83
Consolidated EBITDAR	$197,592

Adjusted Total Debt to Consolidated EBITDAR – Actual	3.25x
Maximum allowed per covenant (1)	4.25x

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

We expect to generate free cash flow of $60.0 to $65.0 million during the remainder of fiscal 2010, a substantial portion of which will be dedicated to the reduction of debt.

Minimum Fixed Charge Coverage

Our fixed charge coverage ratio compares Consolidated EBITDAR (as discussed above) to interest and cash-based rents.

The following shows our computation of our fixed charge coverage ratio (in thousands):

Twelve Months
Ended
September 1, 2009
Consolidated EBITDAR	$197,592

Interest expense	$30,627
Cash rents*	42,678
Total	$73,305

* Non-GAAP measure. See below for discussion regarding reconciliation to GAAP-based amounts.

Fixed Charge Covenant – Actual	2.70x
Minimum allowed per covenant (2)	2.25x

(2) The Credit Facility and notes issued in the Private Placement require us to maintain a minimum fixed charge coverage ratio of 2.25x through March 1, 2011, 2.50x from March 2, 2011 to March 1, 2012, and, for the notes issued in conjunction with the Private Placement, 2.75x thereafter.

Minimum Consolidated Net Worth Covenant

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

Since 2004, and exclusive of fiscal 2009 (the year in which we reported a net loss), we reported cumulative net income of $437.3 million, thus requiring a consolidated net worth, as defined, of $409.3 million. Excluding the impact of the goodwill impairment ($14.0 million, net of tax) and other intangible asset impairments ($0.3 million, net of tax), the sum of the par value of our common stock, additional paid in capital and retained earnings as of September 1, 2009 was $526.1 million.

Non-GAAP Amounts Used in Debt Covenant Calculations

As previously discussed, we use various non-GAAP amounts in our Adjusted Total Debt, Consolidated EBITDAR, and Fixed Charge covenant calculations. Two of the amounts presented in the Adjusted Total Debt calculation, the present value of operating leases and letters of credit, are off-balance sheet and there is no corresponding amount presented in our Condensed Consolidated Balance Sheets. We do have a $0.6 million liability for guarantees recorded in our Condensed Consolidated Balance Sheet. The amount on the balance sheet is the fair value of our guarantee, which is $47.3 million lower than the amount presented in our debt covenant calculations ($47.9 million, the full amount of the guarantee).

Our Minimum Fixed Charge Coverage ratio allows for recurring cash rents to be included in the denominator. Cash rents ($42.7 million on a rolling 12 month basis) differ from rents determined in accordance with GAAP ($51.9 million) by the following (amounts in thousands):

Cash rents	$42,678
Change in rent accruals	4,755
Rent settlements	4,449
GAAP-based rent expense	$51,882

Significant Contractual Obligations and Commercial Commitments

Long-term financial obligations were as follows as of September 1, 2009 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Notes payable and other long-term debt, including
current maturities (a)	$40,423	$4,525	$10,335	$8,400	$17,163
Revolving credit facility (a)	218,800	–	218,800	–	–
Unsecured senior notes
(Series A and B) (a)	127,147	80,278	23,773	23,096	–
Interest (b)	39,867	14,292	13,356	5,921	6,298
Operating leases (c)	358,156	39,058	71,361	61,480	186,257
Purchase obligations (d)	153,296	74,688	40,693	21,571	16,344
Pension obligations (e)	33,553	3,952	12,238	5,310	12,053
Total (f)	$971,242	$216,793	$390,556	$125,778	$238,115

(a)	See Note F to the Condensed Consolidated Financial Statements for more information.
(b)

Amounts represent contractual interest payments on our fixed-rate debt instruments. Interest payments on our variable-rate revolving credit facility and variable-rate notes payable with balances of $218.8 million and $2.7 million, respectively, as of September 1, 2009 have been excluded from the amounts shown above, primarily because the balance outstanding under the Credit Facility, described further in Note F of the Condensed Consolidated Financial Statements, fluctuates daily. Additionally, the amounts shown above include interest payments on the Series A and B Notes at the current interest rates of 8.19% and 8.92%, respectively. These rates could be different in the future based upon certain leverage ratios.

(c)

This amount includes operating leases totaling $20.4 million for which sublease income of $20.4 million from franchisees or others is expected. Certain of these leases obligate us to pay maintenance costs, utilities, real estate taxes, and insurance, which are excluded from the amounts shown above. See Note E to the Condensed Consolidated Financial Statements for more information.

(d)	The amounts for purchase obligations include commitments for food items and supplies, telephone, utility, and other miscellaneous commitments.
(e)	See Note H to the Condensed Consolidated Financial Statements for more information.
(f)

This amount excludes $4.2 million of unrecognized tax benefits under Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” due to the uncertainty regarding the timing of future cash outflows associated with such obligations.

Commercial Commitments (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	Years
Letters of credit (a)	$ 13,981	$ 13,981	$ –	$ –	$ –
Franchisee loan guarantees (a)	47,944	47,201	743	–	–
Divestiture guarantees	6,841	477	970	996	4,398
Total	$ 68,766	$ 61,659	$ 1,713	$ 996	$ 4,398
(a)

Includes a $3.9 million letter of credit which secures franchisees’ borrowings for construction of restaurants being financed under a franchise loan facility. The franchise loan guarantee of $47.9 million also shown in the table excludes the guarantee of $3.9 million for construction on the restaurants being financed under the facility.

See Note L to the Condensed Consolidated Financial Statements for more information.

Off-Balance Sheet Arrangements

See Note L to the Condensed Consolidated Financial Statements for information regarding our franchise partnership and divestiture guarantees.

Accounting Pronouncements Adopted in Fiscal 2010

We adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) for our financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements, in fiscal 2009. In the first quarter of fiscal 2010 we adopted the related FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” for non-financial assets and liabilities. The adoption had no significant impact on the Company during the thirteen weeks ended September 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not require any new fair value measurements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (fiscal 2010 for RTI). The adoption of SFAS 141R had no impact on our Condensed Consolidated Financial Statements.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require: 1) noncontrolling interests to be reported as a component of equity; 2) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions; and 3) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (fiscal 2010 for RTI). The adoption of SFAS 160 had no impact on our Condensed Consolidated Financial Statements.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 requires fair value disclosures on an interim basis for financial instruments that are not reflected in the consolidated balance sheets at fair value. Prior to the issuance of FSP FAS 107-1, the fair values of those financial instruments were only disclosed on an annual basis. FSP FAS 107-1 is effective for interim reporting periods that end after June 15, 2009 (our fiscal 2010 first quarter). See Note M to our Condensed Consolidated Financial Statements for further information about the fair value of our financial instruments.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 is effective for interim or annual reporting periods ending after June 15, 2009 (our fiscal 2010 first quarter). The adoption of SFAS 165 had no impact on our Condensed Consolidated Financial Statements.

Accounting Pronouncements Not Yet Adopted

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FAS 132(R)-1 expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009, and will impact our financial statement disclosures beginning with the year ending June 1, 2010 (our current fiscal year).

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 eliminates FIN 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FIN 46(R)’s provisions. SFAS 167 is effective for fiscal years beginning after November 15, 2009 (fiscal 2011 for RTI). We are currently evaluating the impact of SFAS 167 on our Condensed Consolidated Financial Statements.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). The Codification was not intended to change GAAP but reorganizes the literature. The Codification will be effective for interim or annual periods ending after September 15, 2009, and will impact how we reference authoritative accounting literature referenced within our financial statements beginning with the quarter ending December 1, 2009.

Known Events, Uncertainties and Trends:

Financial Strategy and Stock Repurchase Plan

Our financial strategy is to utilize a prudent amount of debt, including operating leases, letters of credit, and any guarantees, to minimize the weighted average cost of capital while allowing financial flexibility and maintaining the equivalent of an investment-grade bond rating. This strategy has periodically allowed us to repurchase RTI common stock. During the 13 weeks ended September 1, 2009, we repurchased no shares of RTI common stock. Although 7.9 million shares remained available for purchase under existing programs at September 1, 2009, our loan agreements, as amended in fiscal 2008, prohibit the repurchase of our common stock until we achieve certain leverage thresholds for two consecutive fiscal quarters. Were we to achieve these leverage thresholds, the repurchase of shares in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

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

Franchising and Development Agreements

Our agreements with franchise partnerships allow us to purchase an additional 49% equity interest for a specified price. We have chosen to exercise that option in situations in which we expect to earn a return similar to or better than that which we expect when we invest in new restaurants. During the 13 weeks ended September 1, 2009, we did not exercise our right to acquire an additional 49% equity interest in any franchise partnerships. We currently have a 1% ownership in seven of our 13 franchise partnerships, which collectively operated 48 Ruby Tuesday restaurants at September 1, 2009.

Our franchise agreements with the franchise partnerships allow us to purchase all remaining equity interests beyond the 1% or 50% we already own, for an amount to be calculated based upon a predetermined valuation formula. During the 13 weeks ended September 1, 2009, we did not exercise our right to acquire the remaining equity interests of any of our franchise partnerships. We currently have a 50% ownership in six of our 13 franchise partnerships which collectively operated 70 Ruby Tuesday restaurants at September 1, 2009.

To the extent allowable under our debt facilities, we may choose to sell existing restaurants or exercise our rights to acquire an additional equity interest in franchise partnerships during the remainder of fiscal 2010 and beyond.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices. The interest rate charged on our Credit Facility can vary based on the interest rate option we choose to utilize. Our options for the rate are the Base Rate or LIBO Rate plus an applicable margin. The Base Rate is defined to be the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.5%. The applicable margin is zero to 2.5% for the Base Rate loans and a percentage ranging from 1.0% to 3.5% for the LIBO Rate-based option. As of September 1, 2009, the total amount of outstanding debt subject to interest rate fluctuations was $221.5 million. A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of $2.2 million per year, assuming a consistent capital structure.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 1, 2009.

Changes in Internal Controls

During the fiscal quarter ended September 1, 2009, there were no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business. We provide reserves for such claims when payment is probable and estimable in accordance with Financial Accounting Standards Board Statement No. 5, “Accounting for Contingencies.” At this time, in the opinion of management, the ultimate resolution of pending legal proceedings will not have a material adverse effect on our operations, financial position, or cash flows. See Note L to the Condensed Consolidated Financial Statements for further information about our legal proceedings as of September 1, 2009.

ITEM 1A.

RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended June 2, 2009 in Part I, Item 1A. Risk Factors. There have been no material changes from the risk factors previously disclosed in our Form 10-K.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From time to time our Board of Directors has authorized the repurchase of shares of our common stock as a means to return excess capital to our shareholders. The timing, price, quantity and manner of the purchases have been made at the discretion of management, depending upon market conditions and the restrictions contained in our loan agreements. Although 7.9 million shares remained available for purchase under existing programs at September 1, 2009, our loan agreements, as amended in fiscal 2008, prohibit the repurchase of our common stock until we achieve certain leverage thresholds for two consecutive fiscal quarters. These thresholds were not achieved during the first quarter of fiscal 2010 and thus we did not repurchase any shares of RTI common stock. Were we to achieve these leverage thresholds, the repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

ITEM 6.

EXHIBITS

The following exhibits are filed as part of this report:

  Exhibit No.

10.1	Amended and Restated Revolving Credit Agreement, dated as of February 28, 2007, by and among Ruby
Tuesday, Inc., the Lenders, and Bank of America, N.A., as Administrative Agent, Issuing Bank and
Swingline Lender.

10.2	Amended and Restated Loan Facility Agreement and Guaranty by and among Ruby Tuesday, Inc., Bank of America, N.A., as Servicer, Amsouth Bank, as Documentation Agent, SunTrust Bank, as Co-
Syndication Agent, Wachovia Bank N.A., as Co-Syndication Agent, and each of the participants party hereto dated as of November 19, 2004, Banc of America Securities LLC as Lead Arranger.

10.3	Fourth Amendment to Amended and Restated Loan Facility Agreement and Guaranty, dated as of May
21, 2008, by and among Ruby Tuesday, Inc., the Participants, and Bank of America, N.A., as Servicer
and Agent for the Participants.

31.1	Certification of Samuel E. Beall, III, Chairman of the Board, President, and Chief Executive Officer.

31.2	Certification of Marguerite N. Duffy, Senior Vice President, Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.

(Registrant)

Date: October 13, 2009	BY: /s/ MARGUERITE N. DUFFY —————————————— Marguerite N. Duffy Senior Vice President and Chief Financial Officer and Principal Accounting Officer