Form 10-Q
period 2009-12-01
RUBY TUESDAY INC
filed 2010-01-08
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  December 1, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to _________

Commission file number 1-12454

______________

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

64,493,845
(Number of shares of common stock, $0.01 par value, outstanding as of January 4, 2010)

RUBY TUESDAY, INC.

Special Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains various forward-looking statements, which represent our expectations or beliefs concerning future events, including one or more of the following:  future financial performance and restaurant growth (both Company-owned and franchised), future capital expenditures, future borrowings and repayments of debt, availability of financing on terms attractive to the Company, payment of dividends, stock repurchases, and restaurant and franchise acquisitions and refranchises.  We caution the reader that a number of important factors and uncertainties could, individually or in the aggregate, cause our actual results to differ materially from those included in the forward-looking statements (such statements include, but are not limited to, statements relating to cost savings that we estimate may result from any programs we implement, our estimates of future capital spending and free cash flow, and our targets for annual growth in same-restaurant sales and average annual sales per restaurant), including, without limitation, the following:

•	general economic conditions;

•	changes in promotional, couponing and advertising strategies;

•	changes in our guests’ disposable income;

•	consumer spending trends and habits;

•	increased competition in the restaurant market;

•	laws and regulations affecting labor and employee benefit costs, including further potential increases in state and federally mandated minimum wages;

•	guests’ acceptance of changes in menu items;

•	guests’ acceptance of our development prototypes and remodeled restaurants;

•	mall-traffic trends;

•	changes in the availability and cost of capital;

•	weather conditions in the regions in which Company-owned and franchised restaurants are operated;

•	costs and availability of food and beverage inventory;

•	our ability to attract qualified managers, franchisees and team members;

•	impact of adoption of new accounting standards;

•	impact of food-borne illnesses resulting from an outbreak at either Ruby Tuesday or other restaurant concepts;

•	effects of actual or threatened future terrorist attacks in the United States; and

•	significant fluctuations in energy prices.

PART I — FINANCIAL INFORMATION
ITEM 1.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	DECEMBER 1,	JUNE 2,
	2009	2009

Assets	(NOTE A)
Current assets:
Cash and short-term investments	$6,043	$9,760
Accounts and notes receivable, net	12,705	8,095
Inventories:
Merchandise	16,134	12,838
China, silver and supplies	8,541	8,187
Income tax receivable	2,845	8,632
Deferred income taxes	13,918	15,918
Prepaid rent and other expenses	12,267	13,423
Assets held for sale	8,748	16,120
Total current assets	81,201	92,973

Property and equipment, net	966,135	985,099
Notes receivable, net	447	713
Other assets	45,976	45,411

Total assets	$1,093,759	$1,124,196
Liabilities & shareholders’ equity
Current liabilities:
Accounts payable	$23,724	$21,859
Accrued liabilities:
Taxes, other than income taxes	17,170	19,120
Payroll and related costs	12,353	12,688
Insurance	9,324	8,369
Deferred revenue – gift cards	8,010	8,046
Rent and other	26,503	27,076
Current portion of long-term debt, including capital leases	14,624	16,841
Total current liabilities	111,708	113,999

Long-term debt and capital leases, less current maturities	350,835	476,566
Deferred income taxes	30,698	20,706
Deferred escalating minimum rent	41,889	41,010
Other deferred liabilities	56,965	55,549
Total liabilities	592,095	707,830

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; (authorized: 100,000 shares;
issued: 64,494 shares at 12/01/09; 52,806 shares at 6/02/09)	645	528
Capital in excess of par value	98,878	20,804
Retained earnings	413,526	406,951
Deferred compensation liability payable in
Company stock	2,097	2,200
Company stock held by Deferred Compensation Plan	(2,097)	(2,200)
Accumulated other comprehensive loss	(11,385)	(11,917)
	501,664	416,366

Total liabilities & shareholders’ equity	$1,093,759	$1,124,196

                   The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	DECEMBER 1,	DECEMBER 2,	DECEMBER 1,	DECEMBER 2,
	2009	2008	2009	2008
	(NOTE A)		(NOTE A)
Revenue:

Restaurant sales and operating revenue	$271,882	$287,697	$571,183	$608,913
Franchise revenue	1,582	2,081	2,893	4,866
	273,464	289,778	574,076	613,779
Operating costs and expenses:
Cost of merchandise	78,555	78,847	168,882	166,478
Payroll and related costs	95,784	105,239	196,243	215,037
Other restaurant operating costs	60,323	64,846	121,200	133,457
Depreciation and amortization	16,285	19,326	32,566	39,455
Selling, general and administrative,
net of support service fee income
for the thirteen and twenty-six week
periods totaling $836 and $2,064
in fiscal 2010 and $1,515 and $3,287
in fiscal 2009, respectively	16,388	24,815	35,408	51,075
Closures and impairments	(52)	37,174	538	39,083
Goodwill impairment		18,957		18,957
Equity in losses of unconsolidated
franchises	760	577	988	78
Interest expense, net	4,601	9,888	9,989	19,688
	272,644	359,669	565,814	683,308
Income/(loss) before income taxes	820	(69,891)	8,262	(69,529)
Provision/(benefit) for income taxes	389	(32,472)	1,687	(32,395)

Net income/(loss)	$431	$(37,419)	$6,575	$(37,134)

Earnings/(loss) per share:

Basic	$0.01	$(0.73)	$0.11	$(0.72)

Diluted	$0.01	$(0.73)	$0.11	$(0.72)

Weighted average shares:

Basic	63,319	51,395	59,723	51,388

Diluted	63,482	51,395	59,889	51,388

Cash dividends declared per share	$-	$-	$-	$-

                 The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

(UNAUDITED)

	TWENTY-SIX WEEKS ENDED
	DECEMBER 1, 2009	DECEMBER 2, 2008

	(NOTE A)
Operating activities:
Net income/(loss)	$6,575	$(37,134)
Adjustments to reconcile net income/(loss) to net cash
provided by operating activities:
Depreciation and amortization	32,566	39,455
Amortization of intangibles	331	388
Provision for bad debts	1,070	1,765
Deferred income taxes	11,102	(23,390)
Loss on impairments, including disposition of assets	154	37,937
Goodwill impairment		18,957
Equity in losses of unconsolidated franchises	988	78
Share-based compensation expense	5,631	3,956
Other	1,158	934
Changes in operating assets and liabilities:
Receivables	(5,481)	305
Inventories	(3,650)	(1,002)
Income taxes	5,787	(4,478)
Prepaid and other assets	(1,155)	6,966
Accounts payable, accrued and other liabilities	3,078	(4,910)
Net cash provided by operating activities	58,154	39,827
Investing activities:
Purchases of property and equipment	(9,891)	(11,247)
Proceeds from disposal of assets	3,589	2,811
Reductions in Deferred Compensation Plan assets	205	1,060
Other, net	(951)	(1,043)
Net cash used by investing activities	(7,048)	(8,419)
Financing activities:
Net payments on revolving credit facility	(117,800)	(31,600)
Principal payments on other long-term debt	(10,148)	(8,914)
Proceeds from issuance of stock, net of fees	73,125
Net cash used by financing activities	(54,823)	(40,514)

Decrease in cash and short-term investments	(3,717)	(9,106)
Cash and short-term investments:
Beginning of year	9,760	16,032
End of quarter	$6,043	$6,926
Supplemental disclosure of cash flow information:
Cash paid/(received) for:
Interest, net of amount capitalized	$10,949	$18,168
Income taxes, net	$(15,194)	$(5,363)
Significant non-cash investing and financing activities:
Retirement of fully depreciated assets	$3,262	$13,581
Reclassification of properties (from)/to assets held for sale or
receivables	$(4,525)	$12,199

                 The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” “we” or the “Company”), owns and operates Ruby Tuesday® casual dining restaurants and two Wok Hay restaurants.  We also franchise the Ruby Tuesday concept in select domestic and international markets.  The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Operating results for the 13- and 26-week periods ended December 1, 2009 are not necessarily indicative of results that may be expected for the year ending June 1, 2010.

The condensed consolidated balance sheet at June 2, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

We have performed an evaluation of events that occurred after December 1, 2009, the balance sheet date, but before January 8, 2010, the date the Condensed Consolidated Financial Statements were issued.

For further information, refer to the consolidated financial statements and footnotes thereto included in RTI’s Annual Report on Form 10-K for the fiscal year ended June 2, 2009.

NOTE B – COMMON STOCK AND EARNINGS/(LOSS) PER SHARE

On July 28, 2009, we sold 11.5 million shares of Ruby Tuesday, Inc. common stock in an underwritten public offering at $6.75 per share, less underwriting discounts.  The amount sold included 1.5 million shares sold in connection with the exercise of an over-allotment option granted to the underwriters.  The shares sold were issued pursuant to a shelf registration statement on Form S-3, which was filed with the SEC on June 25, 2009.  We received approximately $73.1 million in net proceeds from the sale of the shares, after deducting underwriting discounts and offering expenses.  Wells Fargo Securities and BofA Merrill Lynch acted as joint book-running managers for the offering and SunTrust Robinson Humphrey, Inc. and Morgan Keegan & Company, Inc. were co-managers of the offering.  The net proceeds were used to repay indebtedness under our Credit Facility.

Basic earnings/(loss) per share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding during each period presented.  Diluted earnings/(loss) per share gives effect to restricted stock and options outstanding during the applicable periods.  The stock options and restricted shares included in the diluted weighted average shares outstanding totaled 0.2 million for both the 13 and 26 weeks ended December 1, 2009.  Due to the net loss for the 13 and 26 weeks ended December 2, 2008, all then outstanding share-based awards were excluded from the computation of diluted loss per share because the effect would be anti-dilutive.

Stock options with an exercise price greater than the average market price of our common stock and certain options with unrecognized compensation expense do not impact the computation of diluted earnings/(loss) per share because the effect would be anti-dilutive.  For both the 13 and 26 weeks ended December 1, 2009, there were 5.1 million unexercised options that were excluded from these calculations.  Further, for the 13 and 26 weeks ended December 1, 2009, 1.0 million and 0.9 million restricted shares, respectively, were excluded.  For the 13 and 26 weeks ended December 2, 2008, there were 6.9 million unexercised stock options and 1.4 million restricted shares which were excluded from these calculations.

NOTE C – FRANCHISE PROGRAMS

As of December 1, 2009, we held a 50% equity interest in each of six franchise partnerships which collectively operate 70 Ruby Tuesday restaurants.  We apply the equity method of accounting to all 50%-owned franchise partnerships.  Also, as of December 1, 2009, we held a 1% equity interest in each of seven franchise partnerships, which collectively operate 47 restaurants, and no equity interest in various traditional domestic and international franchises, which collectively operate 109 restaurants.

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

NOTE D – ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable – current consist of the following (in thousands):

	December 1, 2009	June 2, 2009

Rebates receivable	$610	$590
Amounts due from franchisees	7,598	3,797
Other receivables	3,874	1,822
Current portion of notes receivable	5,627	6,434
	17,709	12,643
Less allowances for doubtful notes and equity
method losses	5,004	4,548
	$12,705	$8,095

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

We defer recognition of franchise fee revenue for any franchise partnership with negative cash flows at times when the negative cash flows are deemed to be anything other than temporary and the franchise has either borrowed directly from us or through a facility for which we provide a guarantee.  We also do not recognize franchise fee revenue from franchises with fees in excess of 60 days past due.  Accordingly, we have deferred recognition of a portion of franchise revenue from certain franchisees.  Unearned income for franchise fees was $4.0 million and $1.2 million as of December 1, 2009 and June 2, 2009, respectively, which are included in Other deferred liabilities and/or Accrued liabilities – rent and other in the Condensed Consolidated Balance Sheets.  The increase in unearned income is primarily due to an increase in unearned fees due from a traditional franchise ($1.6 million), for whom we agreed to defer fees for a limited period of time while the franchise negotiated with its lenders for extended terms, and a $1.0 million increase in unearned fees due from our franchise partnerships as a result of fee deferrals primarily during the second quarter of the current year.

As of December 1, 2009, other receivables consisted primarily of amounts due for third party gift card sales, expected proceeds in connection with the Visa/MasterCard antitrust class action litigation in which we were a class member, and amounts due from an insurance provider in connection with a settled, but not paid, general liability claim.  Included in other receivables at June 2, 2009 are amounts due for third party gift card sales and amounts due from various landlords.

Notes receivable consist of the following (in thousands):

	December 1, 2009	June 2, 2009

Notes receivable from domestic franchisees	$8,592	$9,644
Less current maturities (included in accounts and
notes receivable)	5,627	6,434
	2,965	3,210
Less allowances for doubtful notes and equity
method losses, noncurrent	2,518	2,497
Total notes receivable, net - noncurrent	$447	$713

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

Twelve current franchisees received acquisition financing from RTI as part of refranchising transactions in prior periods.  The amounts financed by RTI approximated 36% of the original purchase prices.  Eight of these twelve franchisees have paid their acquisition notes in full as of December 1, 2009.

Notes receivable from domestic franchisees also include amounts advanced to certain of our franchise partnerships under short-term line of credit arrangements in order to assist the franchises with operating cash flow needs during the current economic downturn.  These arrangements are not required by our franchise operating agreements and may be discontinued in the future.

While certain of our domestic franchisees are a few months behind in their franchise fees as previously discussed, as of December 1, 2009, all the domestic franchisees were making interest and/or principal payments on a monthly basis in accordance with the current terms of their notes.  During the second quarter of fiscal 2010, the note associated with one of our franchise partnerships was restructured to extend the maturity date of the note by seven months and require interest only payments for a certain period of time.  All of the refranchising notes accrue interest at 10.0% per annum.

The allowance for doubtful notes represents our best estimate of losses inherent in the notes receivable at the balance sheet date.  During the 13 and 26 weeks ended December 1, 2009, we recorded bad debt expense of $0.8 million and $1.1 million, respectively, based on our estimate of the extent of those losses.  On September 1, 2009, we forgave a $1.3 million note owed by our Utah franchise, for which we had a reserve of $1.2 million recorded in our allowance for doubtful notes prior to the forgiveness.

Also included in the allowances for doubtful notes at December 1, 2009 and June 2, 2009, are $1.7 million and $0.9 million, respectively, of our portion of the equity method losses of certain of our 50%-owned franchise partnerships which was in excess of our recorded investment in those partnerships.

NOTE E – ASSETS HELD FOR SALE, PROPERTY, EQUIPMENT, AND OPERATING LEASES

Amounts included in assets held for sale at December 1, 2009 totaled $8.7 million, primarily consisting of parcels of land upon which we have no intention to build restaurants, land and buildings of closed restaurants, and various liquor licenses.  During the 13 weeks ended December 1, 2009, we sold one property and three liquor licenses for a negligible net gain.  During the 26 weeks ended December 1, 2009, we sold four surplus properties and four liquor licenses at a net gain of $0.8 million.  Cash proceeds, net of broker fees, from these sales during the 13 and 26 weeks ended December 1, 2009 totaled $0.8 million and $3.4 million, respectively.

Property and equipment, net, is comprised of the following (in thousands):

	December 1, 2009	June 2, 2009
Land	$218,416	$218,452
Buildings	460,349	459,335
Improvements	409,034	407,962
Restaurant equipment	277,412	274,922
Other equipment	91,754	90,684
Construction in progress and other*	26,185	20,164
	1,483,150	1,471,519
Less accumulated depreciation and amortization	517,015	486,420
	$966,135	$985,099

* Included in Construction in progress and other as of December 1, 2009 and June 2, 2009 are $22.0 million and $17.6 million, respectively, of assets held for sale that are not classified as such in the Condensed Consolidated Balance Sheets as we do not expect to sell these assets within the next 12 months.  These assets primarily consist of parcels of land upon which we have no intention to build restaurants.

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

NOTE F – LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

	December 1, 2009	June 2, 2009

Revolving credit facility	$201,300	$319,100
Senior notes:
Series A, due April 2010	72,550	77,146
Series B, due April 2013	52,330	55,646
Mortgage loan obligations	39,105	41,326
Capital lease obligations	174	189
	365,459	493,407
Less current maturities	14,624	16,841
	$350,835	$476,566

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

Following the May 21, 2008 amendment to the Credit Facility, through a series of scheduled quarterly and other required reductions, our original $500.0 million capacity has been reduced, as of December 1, 2009, to $420.9 million.  We expect the capacity of the Credit Facility will be reduced by $19.5 million during the remainder of fiscal 2010.

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

Under the terms of the Credit Facility, we had borrowings of $201.3 million with an associated floating rate of interest of 1.90% at December 1, 2009.  As of June 2, 2009, we had $319.1 million outstanding with an associated floating rate of interest of 2.96%.  After consideration of letters of credit outstanding, we had $205.8 million available under the Credit Facility as of December 1, 2009.  The Credit Facility will mature on February 23, 2012.

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

At December 1, 2009, the Private Placement consisted of $72.6 million in notes with an interest rate of 8.19% (the “Series A Notes”) and $52.3 million in notes with an interest rate of 8.92% (the “Series B Notes”).  The Series A Notes and Series B Notes mature on April 1, 2010 and April 1, 2013, respectively.  During the 26 weeks ended December 1, 2009, we offered, and our noteholders accepted, principal prepayments of $4.6 million and $3.3 million on the Series A and B Notes, respectively.  We estimate that we will offer prepayments totaling $10.1 million during the next twelve months.  Accordingly, we have classified $10.1 million as current as of December 1, 2009.  This amount includes four quarterly offers of $2.0 million each and additional amounts to be determined based upon excess cash flows and sales of surplus properties.

We currently project that $70.2 million will be outstanding on April 1, 2010, the maturity date of our Series A Notes.  Because of our ability and intent to refinance the balance on a long-term basis by utilizing the capacity on our Credit Facility, we have classified this amount as non-current in our December 1, 2009 Condensed Consolidated Balance Sheet.

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

NOTE G – CLOSURES AND IMPAIRMENTS EXPENSE

Closures and impairment expenses include the following for the 13 and 26 weeks ended December 1, 2009 and December 2, 2008 (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	December 1, 2009	December 2, 2008	December 1, 2009	December 2, 2008
Impairments for:
Restaurants closed during the current
fiscal year	$–	$16,023	$–	$16,604
Open restaurants	–	9,912	465	10,732
Surplus properties	156	7,335	310	7,592
Company airplane	–	1,231	–	1,231
Other	–	87	–	87
	156	34,588	775	36,246
Dead site costs	21	2,015	129	2,060
Closed restaurant lease reserves	(255)	547	397	875
Other closing costs	64	85	55	56
Gain on sale of surplus properties	(38)	(61)	(818)	(154)
	$(52)	$37,174	$538	$39,083

A negligible amount of adjustments to lease reserves for the 13- and 26-week periods ended December 2, 2008, respectively, previously classified as Loss from Specialty Restaurant Group, LLC (“SRG”) bankruptcy were reclassified to Closures and Impairments in the current Condensed Consolidated Statements of Operations to ensure consistency with the current presentation.   These reclassifications had no impact on previously reported net income/(loss).  See Note L to the Condensed Consolidated Financial Statements for further discussion of the SRG bankruptcy.

A rollforward of our future lease obligations associated with closed properties is as follows (in thousands):

Lease Obligations
Balance at June 2, 2009	$9,945
Transfer of Specialty Restaurant Group, LLC lease reserve balance	1,183
Closing expense including rent and other lease charges	397
Payments	(3,061)
Balance at December 1, 2009	$8,464

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

At December 1, 2009, we had 29 restaurants that had been open more than one year with rolling 12 month negative cash flows of which 16 have been impaired to salvage value.  Of the 13 which remained, we reviewed the plans to improve cash flows at each of the restaurants and determined that no impairment was necessary.  The remaining net book value of these 13 restaurants was $13.8 million at December 1, 2009.

Should cash flows at these restaurants not improve within a reasonable period of time, further impairment charges are possible.  Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs, salvage value, and sublease income.  Accordingly, actual results could vary significantly from our estimates.

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

The following tables detail the components of net periodic benefit costs and the amounts recognized in our Condensed Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the “Pension Plans”) and the Postretirement Medical and Life Benefits plans (in thousands):
	Pension Benefits
	Thirteen weeks ended		Twenty-six weeks ended
	December 1,	December 2,	December 1,	December 2,
	2009	2008	2009	2008
Service cost	$113	$102	$226	$204
Interest cost	623	603	1,246	1,206
Expected return on plan assets	(106)	(168)	(212)	(336)
Amortization of prior service cost	82	82	164	164
Recognized actuarial loss	346	242	692	484
Net periodic benefit cost	$1,058	$861	$2,116	$1,722

	Postretirement Medical and Life Benefits
	Thirteen weeks ended		Twenty-six weeks ended
	December 1,	December 2,	December 1,	December 2,
	2009	2008	2009	2008
Service cost	$3	$2	$6	$4
Interest cost	21	21	42	42
Amortization of prior service cost	(16)	(16)	(32)	(32)
Recognized actuarial loss	25	27	50	54
Net periodic benefit cost	$33	$34	$66	$68

We also sponsor two defined contribution retirement savings plans.  Information regarding these plans is included in our Annual Report on Form 10-K for the fiscal year ended June 2, 2009.

NOTE I – INCOME TAXES

During the second quarter of fiscal 2010, we collected a federal income tax refund of $19.1 million, a substantial portion of which related to a tax accounting method change as permitted by the Internal Revenue Service relating to the expensing of certain repairs.

We had a liability for unrecognized tax benefits of $4.2 million and $4.5 million as of December 1, 2009 and June 2, 2009, respectively.  As of December 1, 2009 and June 2, 2009, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate was $2.7 million and $2.9 million, respectively.  We do not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

Interest and penalties related to unrecognized tax benefits are recognized as components of income tax expense.  As of December 1, 2009 and June 2, 2009, we had accrued $2.0 million and $1.6 million, respectively, for the payment of interest and penalties.  During the first 26 weeks of fiscal 2010, accrued interest and penalties increased by $0.3 million, substantially all of which affected the effective tax rate for the same time period.

The effective tax rate for the 13- and 26-week periods ended December 1, 2009 was 47.4% and 20.4%, respectively, compared to 46.5% and 46.6%, respectively, for the corresponding periods of the prior year.  The change in the effective tax rate resulted primarily from the fact that the Company projects to generate a consistent amount of FICA Tip Credit and Work Opportunity Tax Credit in fiscal 2010 as compared to fiscal 2009, despite recording an operating loss in fiscal 2009 and income in fiscal 2010.  The two tax credits are driven primarily by restaurant sales, rather than closures and impairments and goodwill impairment, which together contributed significantly to the fiscal 2009 operating loss.

At December 1, 2009, we are no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2007, and with few exceptions, state and local examinations by tax authorities prior to fiscal year 2006.

NOTE J – COMPREHENSIVE INCOME

U.S. generally accepted accounting principles require the disclosure of certain revenue, expenses, gains and losses that are excluded from net income.  Items that currently impact our other comprehensive income are the pension liability adjustments and payments received in settlement of the Piccadilly divestiture guarantee.  See Note L to the Condensed Consolidated Financial Statements for further information on the Piccadilly settlement.  Amounts shown in the table below are in thousands.

	Thirteen weeks ended		Twenty-six weeks ended
	December 1,	December 2,	December 1,	December 2,
	2009	2008	2009	2008
Net income/(loss)	$431	$(37,419)	$6,575	$(37,134)
Pension liability reclassification, net of tax	264	201	528	403
Piccadilly settlement, net of tax	–	–	4	–
Comprehensive income/(loss)	$695	$(37,218)	$7,107	$(36,731)

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

All options awarded under the Directors’ Plan have been at the fair market value at the time of grant.  A Committee, appointed by the Board, administers the Directors’ Plan.  At December 1, 2009, we had reserved 295,000 shares of common stock under this Plan, 190,000 of which were subject to options outstanding, for a net of 105,000 shares of common stock currently available for issuance under the Directors’ Plan.

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

At December 1, 2009, we had reserved a total of 5,562,000 and 1,666,000 shares of common stock for the 2003 SIP and 1996 SIP, respectively.  Of the reserved shares at December 1, 2009, 3,954,000 and 1,170,000 were subject to options outstanding for the 2003 SIP and 1996 SIP, respectively.  Stock option exercises are settled with the issuance of new shares.  Net shares of common stock available for issuance at December 1, 2009 under the 2003 SIP and 1996 SIP were 1,608,000 and 496,000, respectively.

Stock Options
The following table summarizes the activity in options for the 26 weeks ended December 1, 2009 under these stock option plans (in thousands, except per-share data):

		Weighted-
		Average
	Options	Exercise Price
Balance at June 2, 2009	4,802	$23.06
Granted	622	6.58
Exercised	–	–
Forfeited	(109)	27.39
Balance at December 1, 2009	5,315	$21.04

Exercisable at December 1, 2009	3,482	$27.71

Included in the outstanding balance shown above are approximately 5.2 million of out-of-the money options.  Many are expected to expire out-of-the money in the next three fiscal years.

At December 1, 2009, there was approximately $1.3 million of unrecognized pre-tax compensation expense related to non-vested stock options.  This cost is expected to be recognized over a weighted-average period of 1.4 years.

During the first quarter of fiscal 2010, we granted approximately 622,000 stock options to certain employees under the terms of the 2003 SIP and 1996 SIP.  These stock options vest in equal annual installments over a three year period following grant of the award, and have a maximum life of seven years.  These stock options do provide for immediate vesting if the optionee retires during the option period as well as if certain other events occur.  For employees meeting this criterion at the time of grant, the accelerated vesting provision renders the requisite service condition non-substantive and we therefore fully expense the fair value of stock options awarded to retirement eligible employees on the date of grant.  As a result, we recorded during the first quarter of fiscal 2010 an expense of $1.2 million related to stock options awarded on July 7, 2009 to our Chief Executive Officer (“CEO”).

Restricted Stock
The following table summarizes our restricted stock activity for the 26 weeks ended December 1, 2009 (in thousands, except per-share data):

		Weighted-Average
	Restricted	Grant-Date
Performance-based vesting:	Stock	Fair Value
Non-vested at June 2, 2009	1,195	$7.64
Granted	348	6.58
Vested	(186)	7.64
Forfeited	(636)	7.64
Non-vested at December 1, 2009	721	$7.13

		Weighted-Average
	Restricted	Grant-Date
Time-based vesting:	Stock	Fair Value
Non-vested at June 2, 2009	208	$8.97
Granted	299	7.01
Vested	(77)	10.06
Forfeited	–	–
Non-vested at December 1, 2009	430	$7.42

The fair values of the restricted share awards reflected above were based on the fair market value of our common stock at the time of grant.  At December 1, 2009, unrecognized compensation expense related to restricted stock grants expected to vest totaled approximately $3.4 million and will be recognized over a weighted average vesting period of approximately 1.6 years.

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

During the second quarter of fiscal 2010, RTI granted approximately 97,000 restricted shares to non-employee directors.  These shares vest in equal annual installments over a three year period following grant of the award.

During the first quarter of fiscal 2010, the Executive Compensation and Human Resources Committee of the Board of Directors determined achievement of the performance condition for the restricted shares awarded in the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009.  As a result, approximately 559,000 restricted shares were earned due to achievement of the performance condition and the remaining approximately 636,000 restricted shares were forfeited and returned to the pool of shares available for grant under the 2003 SIP and 1996 SIP.  The earned shares will vest in equal annual installments over a three year period.  The first third vested during our first quarter of fiscal 2010.

NOTE L – COMMITMENTS AND CONTINGENCIES

Guarantees

At December 1, 2009, we had certain third-party guarantees, which primarily arose in connection with our franchising and divestiture activities.  The majority of these guarantees expire at various dates ending in fiscal 2013.  Generally, we are required to perform under these guarantees in the event that a third-party fails to make contractual payments.

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

As of December 1, 2009, the amounts guaranteed under the Franchise Facility and the Cancelled Facilities were $47.3 million and $4.6 million, respectively.  The guarantees associated with one of the Cancelled Facilities are collateralized by a $3.8 million letter of credit.  As of June 2, 2009, the amounts guaranteed under the Franchise Facility and the Cancelled Facilities were $47.5 million and $4.7 million, respectively.  Unless extended, guarantees under these programs will expire at various dates from November 2010 through February 2013.  To our knowledge, despite certain of these franchises having reported coverage ratios below the required levels, all of the franchise partnerships are current in the payment of their obligations due under these credit facilities.  At those times when franchise partnerships report coverage ratios below the requirements, RTI, as sponsor, has the ability to cure the default by increasing our guaranty from 50% to 100%.  We have done so for each such situation as of December 1, 2009 and June 2, 2009 and thus the amounts owed by our franchises under the Franchise Facility are not subject to acceleration.  Furthermore, no events have occurred which would allow for a wind-down of the Franchise Facility itself or necessitate guaranty payments on behalf of the franchise partnerships.

We have recorded liabilities totaling $1.6 million and $1.0 million as of December 1, 2009 and June 2, 2009, respectively, related to these guarantees.  These amounts were determined based on amounts to be received from the franchise partnerships as consideration for the guarantees.  We believe these amounts approximate the fair value of the guarantees.

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

As of December 1, 2009, we have settled almost all of the Tia’s leases.  Future payments to the remaining landlords are expected to be insignificant.

As of December 1, 2009, we remain primarily liable for three SRG leases which cover closed restaurants.  Scheduled cash payments for rent remaining on these three leases at December 1, 2009 totaled $0.3 million.  Because these restaurants were located in malls, we may be liable for other charges such as common area maintenance and property taxes.  In addition to the scheduled remaining payments, we believe an additional $0.8 million for previously scheduled rent and related payments on these leases had not been paid as of December 1, 2009.  As of December 1, 2009, we had recorded an estimated liability of $0.8 million based on the three SRG unresolved claims.  We made payments of $0.2 million on the currently unresolved leases during the 26 weeks ended December 1, 2009.

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

During the 26 weeks ended December 1, 2009, we received our sixth, and final, check in settlement of the Piccadilly bankruptcy.  Including this final check, we received $2.0 million in settlement of our claim.

We estimated our divestiture guarantees related to MHC at December 1, 2009 to be $3.3 million for employee benefit plans.  In addition, we remain contingently liable for MHC’s portion (estimated to be $2.4 million) of the MFC employee benefit plan liability for which MHC is currently responsible under the divestiture guarantee agreements.  We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

Litigation

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business.  We provide reserves for such claims when payment is probable and estimable in accordance with U.S. generally accepted accounting principles.  At this time, in the opinion of management, the ultimate resolution of pending legal proceedings, including the matter referred to below, will not have a material adverse effect on our operations, financial position or cash flows.

On August 28, 2009, a jury in the civil action Dan Maddy v. Ruby Tuesday, Inc., in the Rutherford County, Tennessee Circuit Court, Case No. 53641, rendered a verdict in favor of the plaintiff awarding damages in the amount of $10,035,000.  The plaintiff in this matter alleged claims relating to injury caused by an intoxicated person who was served alcoholic beverages at one of our restaurants.  The judgment is not yet final and is subject to post-trial motions and appeal.  We believe that any judgment entered will be for an amount less than the verdict.  We maintain insurance to cover these types of claims under our primary insurance carrier for amounts up to $1,000,000, subject to a self-insured retention of $500,000, and under a secondary insurance carrier for amounts in excess of $1,000,000 up to an amount in excess of the amount of the verdict.  Our secondary insurance carrier has asserted a reservation of rights, claiming that it did not receive timely notice of this matter from our third party claims administrator in accordance with the terms of the policy.  Our service agreement with our third party claims administrator provides that it will indemnify us against any liabilities, loss or damage that we may suffer as a result of any claim, cost or judgment against us arising out of the third party claims administrator’s negligence or willful misconduct.  Based on the information currently available, and acknowledging the uncertainty of litigation, our December 1, 2009 Condensed Consolidated Balance Sheet reflects the amount of any expected recovery by the plaintiff.  Such amount is included in Insurance within the Accrued liabilities caption in our Condensed Consolidated Balance Sheet.  We intend to appeal the judgment once finalized in the event we are not successful in invalidating the judgment through our post-trial motions, and we believe that we have valid coverage under our insurance policies for any amounts in excess of our self-insured retention.  There can be no assurance, however, that we will be successful in our post-trial motions or appeal of the judgment or, in the event we are not successful, that we will prevail in any dispute with our insurance carrier regarding the validity of our coverage.  Thus, while management believes that this matter will not have a material adverse effect on our operations, financial position or cash flows, there can be no assurance that this matter will not have such a material adverse effect.

NOTE M – FAIR VALUE MEASUREMENTS

We adopted the provisions of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” for our financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements, in fiscal 2009.  In the first quarter of fiscal 2010, we adopted the provisions of ASC 820 for non-financial assets and liabilities.  The adoption of ASC 820 for nonfinancial assets and liabilities had no significant impact on our Condensed Consolidated Financial Statements.  ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  ASC 820 applies under other accounting guidance that requires or permits fair value measurements.  ASC 820 does not require any new fair value measurements.

Also during the first quarter of fiscal 2010, we adopted the provisions of ASC 825, “Financial Instruments,” that require disclosures about the fair values of financial instruments in interim as well as in annual financial statements.  The adoption of this accounting guidance did not have a significant impact on our Condensed Consolidated Financial Statements.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a three-level fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The following table presents the fair values of our financial assets and liabilities measured at fair value on a recurring basis as of December 1, 2009 (in thousands):

	Fair Value Measurements
	Carrying Value at December 1, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred compensation plan -
Assets	$8,301	$8,301	$–	$–
Deferred compensation plan -
liabilities	(8,301)	(8,301)	–	–
Total	$–	$–	$–	$–

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

The following table presents the fair values for those assets and liabilities measured on a non-recurring basis and remaining on our Condensed Consolidated Balance Sheet as of December 1, 2009 and the losses recognized from all such measurements during the 13 and 26 weeks ended December 1, 2009 (in thousands):

	Fair Value Measurements
	Carrying Value at December 1,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Losses/(Gains)
	2009	(Level 1)	(Level 2)	(Level 3)	13 weeks	26 weeks
Long-lived assets held for sale *	$30,728	$–	$30,728	$–	$156	$310
Long-lived assets held for use	3,757	–	3,757	–	–	465
Total	$34,485	$–	$34,485	$–	$156	$775

* Included in the carrying value of long-lived assets held for sale are $22.0 million of assets included in Construction in progress and other in the Condensed Consolidated Balance Sheet as we do not expect to sell these assets within the next 12 months.

Long-lived assets held for sale are valued using Level 2 inputs, primarily information obtained through broker listings and sales agreements.  Costs to market and/or sell the assets are factored into the estimates of fair value for those assets included in Assets held for sale on our Condensed Consolidated Balance Sheet.  During the 13 and 26 weeks ended December 1, 2009, long-lived assets held for sale were written down to their fair value, resulting in a loss of $0.2 million and $0.3 million, respectively, which is included in Closures and impairments in our Condensed Consolidated Statement of Operations.  The fair value of these long-lived assets held for sale was $30.7 million as of December 1, 2009.

We review our long-lived assets (primarily property, equipment and, as appropriate, reacquired franchise rights) related to each restaurant to be held and used in the business, whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable.  We evaluate restaurants based upon cash flows as our primary indicator of impairment.  Based on the best information available, we write down an impaired restaurant to its estimated fair market value, which becomes its new cost basis.  Fair value is determined primarily through broker listings.

Long-lived assets held for use presented in the table above include our company airplane and restaurants or groups of restaurants that were impaired as a result of our quarterly impairment review.  From time to time, the table will also include closed restaurants or surplus sites not meeting held for sale criteria that have been offered for sale at a price less than their carrying value.

During the 26 weeks ended December 1, 2009, we recorded $0.5 million of impairments on our long-lived assets held for use, which is included with Closures and impairments expense in our Condensed Consolidated Statements of Operations.  The Level 2 fair values of our long-lived assets held for use are based on broker estimates of the value of the land, building, leasehold improvements, and other residual assets.

Our financial instruments at December 1, 2009 and June 2, 2009 consisted of cash and short-term investments, accounts receivable and payable, notes receivable, long-term debt, franchise partnership guarantees, letters of credit, and, as previously discussed, deferred compensation plan investments.  The fair values of cash and short-term investments and accounts receivable and payable approximated carrying value because of the short-term nature of these instruments.  The carrying amounts and fair values of our other financial instruments not measured on a recurring basis using fair value, however subject to fair value disclosures are as follows (in thousands):

	December 1, 2009		June 2, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Deferred Compensation Plan
investment in RTI common stock	$2,097	$1,132	$2,200	$1,318
Notes receivable, gross	8,592	8,972	9,644	10,100
Long-term debt and capital leases	365,459	373,184	493,407	491,575
Franchise partnership guarantees	1,593	1,619	1,034	1,057
Letters of credit	–	365	–	370

We estimated the fair value of notes receivable, debt, franchise partnership guarantees, and letters of credit using market quotes and present value calculations based on market rates.

NOTE N – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted in Fiscal 2010
As discussed in Note M to the Condensed Consolidated Financial Statements, in the first quarter of fiscal 2010 we adopted ASC 820, “Fair Value Measurements and Disclosures,” for nonfinancial assets and liabilities and ASC 825, “Financial Instruments,” which requires disclosures about the fair values of financial instruments in interim as well as annual financial statements.  The adoption of this guidance had no significant impact on the Company during the 26 weeks ended December 1, 2009.

In December 2007, the FASB issued updated guidance related to business combinations. The guidance establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This guidance is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (fiscal 2010 for RTI).  The adoption of the guidance had no impact on our Condensed Consolidated Financial Statements.

In December 2007, the FASB issued guidance establishing accounting and reporting standards that require: 1) noncontrolling interests to be reported as a component of equity; 2) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions; and 3) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value.  This guidance is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (fiscal 2010 for RTI).  The adoption of the guidance had no impact on our Condensed Consolidated Financial Statements.

In April 2009, the FASB issued guidance requiring fair value disclosures on an interim basis for financial instruments that are not reflected in the consolidated balance sheets at fair value.  Prior to the issuance of this guidance, the fair values of those financial instruments were only disclosed on an annual basis.  The guidance is effective for interim reporting periods that end after June 15, 2009 (our fiscal 2010 first quarter).  See Note M to our Condensed Consolidated Financial Statements for further information about the fair value of our financial instruments.

In May 2009, the FASB issued guidance establishing general standards of accounting for and disclosure of subsequent events.  This guidance was effective for interim or annual reporting periods ending after June 15, 2009 (our fiscal 2010 first quarter).  The adoption of the guidance had no impact on our Condensed Consolidated Financial Statements.

In June 2009, the FASB issued guidance providing for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”).  The Codification was not intended to change GAAP but reorganizes the literature.  The Codification, which was incorporated into ASC 105, “Generally Accepted Accounting Principles,” was effective for interim or annual periods ending after September 15, 2009.  Our adoption of the Codification changed certain disclosure references to U.S. GAAP, but did not have any other impact on our Condensed Consolidated Financial Statements.

Accounting Pronouncements Not Yet Adopted
In December 2008, the FASB issued updated guidance related to an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The updated guidance expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans.  This guidance is effective for fiscal years ending after December 15, 2009, and will impact our financial statement disclosures beginning with the year ending June 1, 2010 (our current fiscal year).

In June 2009, the FASB issued guidance related to the consolidation of variable interest entities.  The updated guidance eliminates the prior exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  This guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the provisions of the pre-Codification guidance.  The guidance is effective for fiscal years beginning after November 15, 2009 (fiscal 2011 for RTI).  We are currently evaluating the impact of this guidance on our Condensed Consolidated Financial Statements.

NOTE O – SUBSEQUENT EVENTS

In light of our founder and CEO’s long history with the Company and the current climate regarding certain aspects of executive compensation agreements, our Board of Directors and CEO, Samuel E. Beall, III, determined that a renewal of Mr. Beall’s existing employment agreement with the Company is not necessary.  However, the Board and Mr. Beall desire that he continue his employment with the Company beyond the term of the existing agreement.  Accordingly, on January 6, 2010, the Board approved the Third Amendment to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan, which has the effect of maintaining his retirement benefit.  This amendment, which is consistent with a provision in Mr. Beall’s current employment agreement, addresses any disincentive that may have arisen had the agreement been terminated and the retirement benefit not maintained.  Having addressed this issue, the Board and Mr. Beall decided to terminate the agreement at this time rather than allowing it to terminate on July 19, 2010 in accordance with its terms.  Accordingly, Mr. Beall's employment agreement with the Company was terminated as of January 6, 2010.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The discussion and analysis below for the Company should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the notes to such financial statements included elsewhere in this Form 10-Q.  The discussion below contains forward-looking statements which should be read in conjunction with the “Special Note Regarding Forward-Looking Information” included elsewhere in this Form 10-Q.

General:

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”), owns and operates Ruby Tuesday® casual dining restaurants and two Wok Hay restaurants.  We also franchise the Ruby Tuesday concept in selected domestic and international markets.  As of December 1, 2009 we owned and operated 670, and franchised 226, Ruby Tuesday restaurants.  Ruby Tuesday restaurants can now be found in 46 states, the District of Columbia, 14 foreign countries, and Guam.

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

While we were in the process of implementing our brand reimaging, consumer spending came under pressure for a variety of reasons, and further weakened in the fourth quarter of calendar 2008.  As the economic environment deteriorated, operating results for other casual dining concepts, as well as our operating results, declined significantly.  In response, in the second half of fiscal 2009, we implemented several initiatives intended to enhance our sales, reduce costs and improve cash flow, including the following:

•
Sales initiatives.  Our sales initiatives aim to increase guest traffic by focusing primarily on two areas: menu and marketing.  The menu emphasizes high quality and compelling value.  For example, we have added several high-quality lobster items to the menu and our burgers now include “endless fries.”  Through independently conducted studies, we regularly measure our guests’ perception of our menu offerings and will make item modifications to enhance their value proposition if necessary.  Our new brand image allows us to credibly offer higher end menu items, such as lobster tails and jumbo lump crab cakes, which we believe allow us to better leverage our fixed costs and further differentiate our brand from our traditional competitors.

We shifted our marketing strategy to more effectively communicate our brand and value message.  We broadened our strategy to encompass four pillars: print promotion, internet activities, traditional media, and community-based programs.  A principal element of our emphasis is greater promotional activity, with a local market focus, that is intended to address the current importance of price in consumers’ perception of value.  We have also developed programs intended to increase sales during off-peak times.

•	Cost savings. In the second half of fiscal 2009, we implemented initiatives designed to result in substantial cost savings. These cost savings are a result of: labor initiatives, including new scheduling systems and the realignment of field supervisors, which are estimated to have accounted for approximately one-half of the savings, while disciplined food cost management, improved operating efficiencies and the closing of the underperforming restaurants are estimated to have accounted for the remainder.

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

We generated $48.3 million of free cash flow in the first two quarters of fiscal 2010, all of which was dedicated to the reduction of debt.  We anticipate total capital spending in fiscal 2010 to be $18.0 to $20.0 million.  We also estimate we will generate $45.0 million to $55.0 million of free cash flow during the remainder of fiscal 2010, a substantial portion of which will be dedicated to the reduction of debt.  Similarly, we intend to use free cash flow generated in the next couple of years following fiscal 2010 to reduce debt.  Our objective is to reduce debt as quickly as possible to strengthen our balance sheet and reduce the financial risk related to our leverage.  As another means of reducing our bank debt and strengthening our balance sheet, on July 28, 2009, we closed an underwritten public offering of 11.5 million shares of Ruby Tuesday, Inc. common stock.  The $73.1 million net proceeds raised in the equity offering was also used to reduce our outstanding debt.  See further discussion in the Financing Activities section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Results of Operations:

The following is an overview of our results of operations for the 13- and 26- week periods ended December 1, 2009:

Net income increased to $0.4 million for the 13 weeks ended December 1, 2009 compared to a net loss of $37.4 million for the same quarter of the previous year.  Diluted earnings/(loss) per share for the fiscal quarter ended December 1, 2009 was $0.01 compared to $(0.73) for the corresponding period of the prior year as a result of the increase in net income as discussed below.

During the 13 weeks ended December 1, 2009:

•	No Company-owned restaurants were opened or closed;

•	Three restaurants were opened by our franchisees;

•	Three franchise restaurants were closed; and

•	Same-restaurant sales* at Company-owned restaurants decreased 1.7%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants decreased 4.7%.

Net income increased to $6.6 million for the 26 weeks ended December 1, 2009 compared to a net loss of $37.1 million for the same period of the previous year.  Diluted earnings/(loss) per share for the 26 weeks ended December 1, 2009 was $0.11 compared to $(0.72) for the corresponding period of the prior year as a result of the increase in net income as discussed below.

During the 26 weeks ended December 1, 2009:

•	Two Company-owned Ruby Tuesday restaurants were closed;

•	Three restaurants were opened by our franchisees;

•	Six franchise restaurants were closed;

•	Same-restaurant sales* at Company-owned restaurants decreased 2.4%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants decreased 5.6%; and

•
We sold 11.5 million shares of Ruby Tuesday, Inc. common stock in an underwritten public offering, receiving approximately $73.1 million in net proceeds from the sale of the shares, after deducting underwriting discounts and offering expenses.

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

	Thirteen weeks ended			Twenty-six weeks ended
	December 1,	December 2,		December 1,	December 2,
	2009	2008		2009	2008
Revenue:
Restaurant sales and operating revenue	99.4%	99.3%		99.5%	99.2%
Franchise revenue	0.6	0.7		0.5	0.8
Total revenue	100.0	100.0		100.0	100.0
Operating costs and expenses:
Cost of merchandise (1)	28.9	27.4		29.6	27.3
Payroll and related costs (1)	35.2	36.6		34.4	35.3
Other restaurant operating costs (1)	22.2	22.5		21.2	21.9
Depreciation and amortization (1)	6.0	6.7		5.7	6.5
Selling, general and administrative, net	6.0	8.6		6.2	8.3
Closures and impairments	0.0	12.8		0.1	6.4
Goodwill impairment		6.5			3.1
Equity in losses of
unconsolidated franchises	0.3	0.2		0.2	0.0
Interest expense, net	1.7	3.4		1.7	3.2
Income/(loss) before income taxes	0.3	(24.1)		1.4	(11.3)
Provision/(benefit) for income taxes	0.1	(11.2)		0.3	(5.2)
Net income/(loss)	0.2%	(12	.9)%	1.1%	(6	.1)%

(1)     As a percentage of restaurant sales and operating revenue.

The following table shows year-to-date Company-owned and franchised Ruby Tuesday concept restaurant openings and closings, and total Ruby Tuesday concept restaurants as of the end of the second quarter in each of fiscal 2010 and 2009.

	Thirteen weeks ended		Twenty-six weeks ended
	December 1, 2009	December 2, 2008	December 1, 2009	December 2, 2008
Company–owned:
Beginning number	670	715	672	721
Opened	–	1	–	3
Closed	–	(3)	(2)	(11)
Ending number *	670	713	670	713

Franchise:
Beginning number	226	226	229	224
Opened	3	4	3	8
Closed	(3)	(3)	(6)	(5)
Ending number	226	227	226	227

* The December 1, 2009 and December 2, 2008 amounts exclude two Wok Hay restaurants.

We expect our domestic and international franchisees to open approximately three additional Ruby Tuesday restaurants during the remainder of fiscal 2010.

Revenue

RTI’s restaurant sales and operating revenue for the 13 weeks ended December 1, 2009 decreased 5.5% to $271.9 million compared to the same period of the prior year.  This decrease primarily resulted from the closing of 54 restaurants in fiscal 2009, 43 of which closed after the end of fiscal 2009’s second quarter, and a 1.7% decrease in same-restaurant sales.  The 54 restaurants closed in fiscal 2009 produced $11.0 million of restaurant sales in the second quarter of the prior year.

The decrease in same-restaurant sales is attributable to an approximate 3.5% decline in average net check as we have maintained our value positioning and print incentive strategy to motivate new guests to visit our restaurants to experience the reimaged Ruby Tuesday brand.  This strategy has contributed to an approximate 1.8% increase in guest counts, partially offsetting the reduction in average net check.

Franchise revenue for the 13 weeks ended December 1, 2009 decreased 24.0% to $1.6 million compared to the same period of the prior year.  Franchise revenue is predominately comprised of domestic and international royalties, which totaled $1.5 million and $1.9 million for the 13-week periods ended December 1, 2009 and December 2, 2008, respectively.  This decrease is due to a decline in royalties from domestic franchisees as a result of temporarily reduced or deferred royalties for certain franchisees and a decrease in same-restaurant sales for domestic franchise Ruby Tuesday restaurants of 4.7% in the second quarter of fiscal 2010.

For the 26 weeks ended December 1, 2009, sales at Company-owned restaurants decreased 6.2% to $571.2 million compared to the same period of the prior year.  This decrease primarily resulted from the closing of 54 restaurants in fiscal 2009 as discussed above, and a 2.4% decrease in same-restaurant sales due to an approximate 4.9% decline in average net check for similar reasons as discussed above for the 13-week period partially offset by an approximate 2.5% increase in guest counts.  The 54 restaurants closed in fiscal 2009 produced $24.9 million of restaurant sales in the first two quarters of the prior year.

For the 26-week period ended December 1, 2009, franchise revenues decreased 40.5% to $2.9 million compared to $4.9 million for the same period in the prior year.  Domestic and international royalties totaled $2.8 million and $4.5 million for the 26-week periods ending December 1, 2009 and December 2, 2008, respectively.  This decrease is due to a decline in royalties from domestic franchisees as a result of temporarily reduced royalty rates for certain franchisees and a decrease in same-restaurant sales for domestic franchise Ruby Tuesday restaurants of 5.6% for the 26 weeks ended December 1, 2009.

Under our accounting policy, we do not recognize franchise fee revenue for any franchise with negative cash flows at times when the negative cash flows are deemed to be anything other than temporary and the franchise has either borrowed directly from us or through a facility for which we provide a guarantee.  We also do not recognize additional franchise fee revenue from franchisees with fees in excess of 60 days past due.  Accordingly, we have deferred recognition of a portion of franchise revenue from certain franchises.  Unearned income for franchise fees was $4.0 million and $1.2 million as of December 1, 2009 and June 2, 2009, respectively, which are included in other deferred liabilities and/or accrued liabilities – rent and other in the Condensed Consolidated Balance Sheets.  The increase in unearned income is primarily due to an increase in unearned fees due from a traditional franchise ($1.6 million), for whom we agreed to defer fees for a limited period of time while the franchise negotiated with its lenders for extended terms, and a $1.0 million increase in unearned fees due from our franchise partnerships as a result of fee deferrals primarily during the second quarter of the current fiscal year.

Pre-tax Income/(Loss)

Pre-tax income was $0.8 million for the 13 weeks ended December 1, 2009, compared to a pre-tax loss of $69.9 million for the same period of the prior year.  The increase in pre-tax income from the prior year is due in significant part to reductions in impairment charges as we impaired our goodwill ($19.0 million) and announced a plan to restructure our property portfolio which resulted in closures and impairments expense of $37.2 million during the second quarter of the prior year.  The increase also included the elimination of $2.7 million in pre-tax losses recorded in the second quarter of fiscal 2009 on the 54 restaurants closed during fiscal 2009, as well as lower payroll and related costs, other restaurant operating costs, depreciation, selling, general and administrative expense, net, and interest expense, net.  These lower costs were partially offset by a decline of 1.7% in same-restaurant sales at Company-owned restaurants.

For the 26-week period ended December 1, 2009, pre-tax income was $8.3 million compared to a pre-tax loss of $69.5 million for the same period of the prior year.  The increase in pre-tax income from the prior year is due in significant part to reductions in impairment charges as we impaired our goodwill ($19.0 million) and announced a plan to restructure our property portfolio which resulted in closures and impairments expense of $39.1 million during the first 26 weeks of the prior year.  The increase also included the elimination of $5.5 million in pre-tax losses recorded in the first two quarters of fiscal 2009 on the 54 restaurants closed during fiscal 2009, as well as lower payroll and related costs, other restaurant operating costs, depreciation, selling, general and administrative expense, net, and interest expense, net.  These lower costs were partially offset by a decline of 2.4% in same-restaurant sales at Company-owned restaurants, lower franchise revenue, and higher cost of merchandise and equity in losses of unconsolidated franchises.

In the paragraphs that follow, we discuss in more detail the components of the increase in pre-tax income for the 13- and 26-week periods ended December 1, 2009, as compared to the comparable period in the prior year.  Because a significant portion of the costs recorded in the Cost of merchandise, Payroll and related costs, Other restaurant operating costs, and Depreciation and amortization categories are either variable or highly correlate with the number of restaurants we operate, we evaluate our trends by comparing the costs as a percentage of restaurant sales and operating revenue, as well as the absolute dollar change, to the comparable prior year period.

2009 Restaurant Closings

The table below shows operating results for the 13 and 26 weeks ended December 2, 2008 for the 54 restaurants that closed in fiscal 2009 (in thousands):

	Thirteen Weeks Ended December 2, 2008	Twenty-Six Weeks Ended December 2, 2008

Total revenue	$11,036	$24,906

Cost of merchandise	3,162	7,154
Payroll and related costs	5,264	11,535
Other restaurant operating costs	3,622	8,034
Depreciation and amortization	819	1,833
Selling, general and administrative	913	1,887
	13,780	30,443
Net loss	$(2,744)	$(5,537)

Cost of Merchandise

Cost of merchandise decreased $0.3 million (0.4%) to $78.6 million for the 13 weeks ended December 1, 2009, from the corresponding period of the prior year.  As a percentage of restaurant sales and operating revenue, cost of merchandise increased from 27.4% to 28.9% for the 13 weeks ended December 1, 2009.  Excluding the $3.2 million decrease from the elimination of 54 restaurants closed in fiscal 2009, cost of merchandise increased $2.9 million (3.8%).

Cost of merchandise increased $2.4 million (1.4%) to $168.9 million for the 26 weeks ended December 1, 2009, from the corresponding period of the prior year.  As a percentage of restaurant sales and operating revenue, cost of merchandise increased from 27.3% to 29.6% for the 13 weeks ended December 1, 2009.  Excluding the $7.2 million decrease from the elimination of 54 restaurants closed in fiscal 2009, cost of merchandise increased $9.6 million (6.0%).

The $2.9 million and $9.6 million increases in fiscal 2010 are a result of an increase in guest counts of approximately 1.8% and 2.5%, respectively, as well as a shift in menu mix corresponding to our value promotions such that our guests are ordering higher cost menu items, the introduction of higher food cost items to our menu, such as lobster entrees, since the same periods of the prior year, and value-enhancing programs such as offering endless fries with burgers.

As a percentage of restaurant sales and operating revenue, the increases are also due to several promotions offered in the current quarter including freestanding insert coupons in all markets with Company-owned restaurants, direct address label mail pieces, and a value promotion for our So Connected guests offering a buy one get one free on our Specialties, Fork-Tender Ribs, and Handcrafted Steaks.  These value offerings had the impact of reducing average net check by approximately 3.5% and 4.9% for the 13 and 26 weeks ended December 1, 2009, respectively, for restaurants in our same-restaurant groupings, which increased the related food cost as a percentage of restaurants sales and operating revenue.

Payroll and Related Costs

Payroll and related costs decreased $9.5 million (9.0%) to $95.8 million for the 13 weeks ended December 1, 2009, as compared to the corresponding period in the prior year.  This amount includes $5.3 million of payroll and related costs spent in fiscal 2009 at the 54 restaurants closed in the prior year.  As a percentage of restaurant sales and operating revenue, payroll and related costs decreased from 36.6% to 35.2%.

Payroll and related costs decreased $18.8 million (8.7%) to $196.2 million for the 26 weeks ended December 1, 2009, as compared to the corresponding period in the prior year.  This amount includes $11.5 million of payroll and related costs spent in fiscal 2009 at the 54 restaurants closed in the prior year.  As a percentage of restaurant sales and operating revenue, payroll and related costs decreased from 35.3% to 34.4%.

For the 13 and 26 weeks ended December 1, 2009, the remaining decreases of $4.2 million and $7.3 million, respectively, not attributable to closings is primarily due to decreases in hourly labor as a result of new staffing guidelines for certain positions in our restaurants, the elimination of the dedicated To Go positions in our mall restaurants and certain other locations, which were partially offset by increases in minimum wage rates in certain states since the corresponding periods of the prior year.

As a percentage of restaurant sales and operating revenue, the decrease in payroll and related costs is attributable to the impact of closing 54 restaurants in fiscal 2009, which ran higher than system average labor, and the hourly labor cost savings initiatives discussed in the prior paragraph.  Offsetting these savings was the impact on the ratio of the value offerings discussed in the Cost of Merchandise section above that contributed during the 13- and 26-week period ended December 1, 2009 to the increase in guest counts of approximately 1.8% and 2.5%, respectively, for the restaurants in our same-restaurant grouping and the decrease in our average net check of approximately 3.5% and 4.9%, respectively.

Other Restaurant Operating Costs

Other restaurant operating costs decreased $4.5 million (7.0%) to $60.3 million for the 13-week period ended December 1, 2009, as compared to the corresponding period in the prior year.  This decrease includes $3.6 million of costs incurred on the 54 restaurants closed in fiscal 2009.  As a percentage of restaurant sales and operating revenue, these costs decreased from 22.5% to 22.2%.

Other restaurant operating costs decreased $12.3 million (9.2%) to $121.2 million for the 26-week period ended December 1, 2009, as compared to the corresponding period in the prior year.  This decrease includes $8.0 million of costs incurred on the 54 restaurants closed in fiscal 2009.  As a percentage of restaurant sales and operating revenue, these costs decreased from 21.9% to 21.2%.

For the 13 weeks ended December 1, 2009, the remaining reductions not attributable to closings related to the following (in thousands):

Visa/Mastercard antitrust settlement	$922
Bad debt expense	594
Utilities	392
Other reductions	1,263
Repairs	(1,015)
Insurance	(1,254)
Net reductions	$902

In both absolute dollars and as a percentage of restaurant sales and operating revenue for the 13-week period, the decrease is primarily due to lower credit card expense resulting from accruing income relating to the expected net proceeds from the Visa/MasterCard antitrust class action litigation in which we were a class member, lower bad debt expense due to larger prior year adjustments for notes due from certain franchisees, decreases in utilities resulting from reductions in overall electric usage and changing natural gas and fuel vendors at certain of our restaurants which resulted in more favorable rates, and other decreases.  These were partially offset by increased repairs expenses due to upgrades and repairs at certain of our restaurants during the current quarter and higher general liability insurance expense due to unfavorable claims experience as compared to the same quarter of the prior year.

For the 26 weeks ended December 1, 2009, the remaining reductions not attributable to closings related to the following (in thousands):

Utilities	$1,759
Visa/Mastercard antitrust settlement	922
Rent and leasing	921
Bad debt expense	695
Other reductions	1,911
Insurance	(1,985)
Net reductions	$4,223

In both absolute dollars and as a percentage of restaurant sales and operating revenue for the 26-week period, the decrease is primarily due to decreases in utilities resulting from reductions in overall electric usage and changing natural gas and fuel vendors at certain of our restaurants which resulted in more favorable rates, lower credit card expense resulting from accruing income relating to the expected net proceeds from the Visa/MasterCard antitrust class action litigation in which we were a class member, lower bad debt expense due to larger prior year adjustments for notes due from certain franchisees, and decreases in rent and leasing and other.  These were partially offset by higher general liability insurance expense due to unfavorable claims experience.

Depreciation and Amortization

Depreciation and amortization expense decreased $3.0 million (15.7%) to $16.3 million for the 13-week period ended December 1, 2009, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, this expense decreased from 6.7% to 6.0%.

Depreciation and amortization expense decreased $6.9 million (17.5%) to $32.6 million for the 26-week period ended December 1, 2009, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, this expense decreased from 6.5% to 5.7%.

In terms of both absolute dollars and as a percentage of restaurant sales and operating revenue, the decrease for the 13- and 26-week periods is primarily due to reduced depreciation for assets that became fully depreciated since the first quarter of the prior year (reductions of $1.2 million and $3.4 million, respectively), restaurant closures (reductions of $0.8 million and $1.8 million, respectively), and other assets previously impaired (reductions of $0.3 million and $0.7 million, respectively).

Selling, General and Administrative Expenses, Net

Selling, general and administrative expenses, net of support service fee income, decreased $8.4 million (34.0%) to $16.4 million for the 13-week period ended December 1, 2009, as compared to the corresponding period in the prior year.

Selling, general and administrative expenses, net of support service fee income, decreased $15.7 million (30.7%) to $35.4 million for the 26-week period ended December 1, 2009, as compared to the corresponding period in the prior year.

The decrease for the 13- and 26-week periods is primarily due to a reduction in advertising ($8.5 million and $15.6 million, respectively) as a result of national cable television advertising during the same periods of the prior year as compared to none in the current year, reflecting a shift in our marketing strategy to one based more on offering guests incentives through print media rather than through television.  Additionally, for the 26-week period the decrease was partially attributable to reduction in media sponsorship expenses relating to sponsorship of a racecar.

Closures and Impairments

Closures and impairments expense decreased $37.2 million to a $0.1 million income for the 13-week period ended December 1, 2009, as compared to the corresponding period of the prior year.  The decrease for the 13-week period is due primarily to reductions in impairment charges ($34.4 million), dead site costs ($2.0 million), and closed restaurant lease reserve expense ($0.8 million).

Closures and impairments decreased $38.5 million to $0.5 million for the 26-week period ended December 1, 2009, as compared to the corresponding period of the prior year.  The decrease for the 26-week period is due primarily to reductions in restaurant impairment charges ($35.5 million) coupled with higher gains during the period on the sale of surplus properties ($0.7 million), dead site costs ($1.9 million), and closed restaurant lease reserve expense ($0.5 million).

See Note G to our Condensed Consolidated Financial Statements for further information on our closures and impairment charges recorded during the first two quarters of fiscal 2010 and 2009.

Equity in Losses of Unconsolidated Franchises

Our equity in the losses of unconsolidated franchises was $0.8 million for the 13 weeks ended December 1, 2009 compared with $0.6 million for the 13 weeks ended December 2, 2008.  The change is attributable to increased losses from investments in three of our six 50%-owned franchise partnerships.  The increase in losses was due in part to same restaurant sales declines in the current year and fee rebates in the prior year, offset by lower advertising charges in the current year.

Our equity in the losses of unconsolidated franchises was $1.0 million for the 26 weeks ended December 1, 2009 compared with $0.1 million for the 26 weeks ended December 2, 2008.  The change is attributable to increased losses from investments in five of our six 50%-owned franchise partnerships.  Two of these franchise partnerships had income for the same period of the prior year.  The increase in losses was due in part to same restaurant sales declines in the current year and fee rebates in the prior year, offset by lower advertising charges in the current year.

As of December 1, 2009, we held 50% equity investments in each of six franchise partnerships, which collectively operate 70 Ruby Tuesday restaurants.  As of December 2, 2008, we held 50% equity investments in each of six franchise partnerships which then collectively operated 71 Ruby Tuesday restaurants.

Interest Expense, Net

Net interest expense decreased $5.3 million to $4.6 million for the 13 weeks ended December 1, 2009, as compared to the corresponding period in the prior year, primarily due to lower average debt outstanding on the revolving credit agreement (the “Credit Facility”), lower interest rates on the Credit Facility, and other debt payments made since the same period of the prior year.  Net interest expense decreased $9.7 million to

$10.0 million for the 26-week period ended December 1, 2008, as compared to the corresponding period in the prior year, primarily for the same reasons mentioned above.

Provision for Income Taxes

The effective tax rate for the current quarter was 47.4% compared to 46.5% for the same period of the prior year.  The effective tax rate was 20.4% for the 26-week period ended December 1, 2009 compared to 46.6% for the corresponding period of the prior year.  The change in the effective tax rate resulted primarily from the fact that the Company projects to generate a consistent amount of FICA Tip Credit and Work Opportunity Tax Credits in fiscal 2010 as compared to fiscal 2009, despite recording an operating loss in fiscal 2009 and income in fiscal 2010.  The two tax credits are driven primarily by restaurant sales, rather than closures and impairments and goodwill impairment, which together contributed significantly to the fiscal 2009 operating loss.

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

In our Annual Report on Form 10-K for the year ended June 2, 2009, we identified our critical accounting policies related to share-based employee compensation, impairment of long-lived assets, franchise accounting, lease obligations, estimated liability for self-insurance, and income tax valuation allowances and tax accruals.  During the first 26 weeks of fiscal 2010, there have been no changes in our critical accounting policies.

Liquidity and Capital Resources:

Cash and cash equivalents decreased by $3.7 million and $9.1 million during the first 26 weeks of fiscal 2010 and 2009, respectively.  The change in cash and cash equivalents is as follows (in thousands):

	Twenty-six weeks ended
	December 1,	December 2,
	2009	2008
Cash provided by operating activities	$58,154	$39,827
Cash used by investing activities	(7,048)	(8,419)
Cash used by financing activities	(54,823)	(40,514)
Decrease in cash and cash equivalents	$(3,717)	$(9,106)

Operating Activities

Cash provided by operating activities for the first 26 weeks of fiscal 2010 increased $18.3 million (46.0%) from the same period of the prior year to $58.2 million.  The increase is due to an increase in net income, after non-cash adjustments, and a greater collection of income taxes ($9.8 million increase) during the first 26 weeks of fiscal 2010 as compared with the same period of the prior year.

Our working capital deficiency and current ratio as of December 1, 2009 were $30.5 million and 0.7:1, respectively.  As is common in the restaurant industry, we carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset) or reduction of debt (a long-term liability) and receivable and inventory levels are generally not significant.

Investing Activities

We require capital principally for the maintenance and upkeep of our existing restaurants, limited new restaurant construction, investments in technology, equipment, remodeling of existing restaurants, and on occasion for the acquisition of franchisees or other restaurant concepts.  Property and equipment expenditures for the 26 weeks ended December 1, 2009 were $9.9 million, which is $1.4 million less than property and equipment expenditures during the same period of the prior year due to no openings in the current year.

Capital expenditures for the remainder of the fiscal year are budgeted to be approximately $8.0 million to $10.0 million based on our planned improvements for existing restaurants.  We intend to fund capital expenditures for Company-owned restaurants with cash provided by operations.

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

Following the May 21, 2008 amendment to the Credit Facility, through a series of scheduled quarterly and other required reductions, our original $500.0 million capacity has been reduced, as of December 1, 2009, to $420.9 million.  We expect the capacity of the Credit Facility will be reduced by $19.5 million during the remainder of fiscal 2010.

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

Under the terms of the Credit Facility, we had borrowings of $201.3 million with an associated floating rate of interest of 1.90% at December 1, 2009.  As of June 2, 2009, we had $319.1 million outstanding with an associated floating rate of interest of 2.96%.  After consideration of letters of credit outstanding, we had $205.8 million available under the Credit Facility as of December 1, 2009.  The Credit Facility will mature on February 23, 2012.

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

At December 1, 2009, the Private Placement consisted of $72.6 million in notes with an interest rate of 8.19% (the “Series A Notes”) and $52.3 million in notes with an interest rate of 8.92% (the “Series B Notes”).  The Series A Notes and Series B Notes mature on April 1, 2010 and April 1, 2013, respectively.  During the 26 weeks ended December 1, 2009, we offered, and our noteholders accepted, principal prepayments of $4.6 million and $3.3 million on the Series A and B Notes, respectively.  We estimate that we will offer prepayments totaling $10.1 million during the next twelve months.  Accordingly, we have classified $10.1 million as current as of December 1, 2009.  This amount includes four quarterly offers of $2.0 million each and additional amounts to be determined based upon excess cash flows and sales of surplus properties.

We currently project that $70.2 million will be outstanding on April 1, 2010, the maturity date of our Series A Notes.  Because of our ability and intent to refinance the balance on a long-term basis by utilizing the capacity on our Credit Facility, we have classified this amount as non-current in our December 1, 2009 Condensed Consolidated Balance Sheet.

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

Maximum Funded Debt Covenant
Our maximum funded debt covenant is an Adjusted Total Debt to Consolidated EBITDAR ratio.  Adjusted Total Debt, as defined in our covenants, includes items both on-balance sheet (debt and capital lease obligations) and off-balance sheet (such as the present value of leases, letters of credit and guarantees).  Consolidated EBITDAR is consolidated net income/(loss) (for the Company and its majority-owned subsidiaries) plus interest charges, income tax, depreciation, amortization, rent and other non-cash charges.  Among other charges, we have reflected share-based compensation, asset impairment and bad debt expense, as non-cash.  Until the end of the quarter ended March 3, 2009, we were allowed to add back the costs (up to $10.0 million) incurred in connection with the closing of restaurants recorded in accordance with generally accepted accounting principles (“GAAP”).

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

The following is a reconciliation of our total long-term debt and capital leases, which are GAAP-based, to Adjusted Total Debt as defined in our bank covenants (in thousands):

December 1, 2009
Current portion of long-term debt,
including capital leases	$14,624
Long-term debt and capital leases,
less current maturities	350,835
Total long-term debt and capital leases	365,459
Present value of operating leases*	191,290
Letters of credit*	13,817
Guarantees*	48,065
Adjusted Total Debt	$618,631

* Non-GAAP measure.  See below for discussion regarding reconciliation to GAAP-based amounts.

The following is a reconciliation of net income, which is a GAAP-based measure of our operating results, to Consolidated EBITDAR as defined in our bank covenants (in thousands):

Twelve Months
Ended
December 1, 2009
Net income	$25,791
Interest expense	25,306
Income taxes	9,134
Depreciation	68,084
Amortization of intangibles	668
Rent expense	50,078
Share-based compensation expense	7,682
Asset impairments	5,672
Equity in losses of subsidiaries	896
Bad debt expense	2,995
Amortization of debt issuance costs	2,094
Non-cash accruals	1,696
Restaurant closing costs	3,807
Other	44
Consolidated EBITDAR	$203,947

Adjusted Total Debt to Consolidated EBITDAR – Actual	3.03	x
Maximum allowed per covenant (1)	4.00	x

(1) The Credit Facility and notes issued in the Private Placement require us to maintain a maximum funded debt ratio, defined as Adjusted Total Debt to Consolidated EBITDAR, of less than or equal to 4.00x from September 2, 2009 to March 2, 2010, 3.75x from March 3, 2010 to March 1, 2011, 3.50x from March 2, 2011 to March 1, 2012, and, for the notes issued in the Private Placement only, 3.25x thereafter.

We expect to generate free cash flow of $45.0 to $55.0 million during the remainder of fiscal 2010, a substantial portion of which will be dedicated to the reduction of debt.

Minimum Fixed Charge Coverage
Our fixed charge coverage ratio compares Consolidated EBITDAR (as discussed above) to interest and cash-based rents.

The following shows our computation of our fixed charge coverage ratio (in thousands):

Twelve Months
Ended
December 1, 2009
Consolidated EBITDAR	$203,947

Interest expense	$25,306
Cash rents*	40,485
Total	$65,791

* Non-GAAP measure.  See below for discussion regarding reconciliation to GAAP-based amounts.

Fixed Charge Covenant – Actual	3.10	x
Minimum allowed per covenant (2)	2.25	x

(2) The Credit Facility and notes issued in the Private Placement require us to maintain a minimum fixed charge coverage ratio of greater than or equal to 2.25x through March 1, 2011, 2.50x from March 2, 2011 to March 1, 2012, and, for the notes issued in conjunction with the Private Placement, 2.75x thereafter.

Minimum Consolidated Net Worth Covenant
Our minimum Consolidated Net Worth covenant requires us to maintain a net worth, primarily comprised of the par value of our common stock, plus additional paid in capital and retained earnings, of at least $300,000,000 plus 25% of our consolidated net income for each completed fiscal year ending after June 4, 2003.  For purposes of this requirement, we are allowed to exclude from retained earnings charges recorded for the impairment of goodwill or other intangible assets.  During fiscal 2009, we recorded impairment charges of $19.0 million and $0.5 million relating to impairments of goodwill and other intangible assets, respectively.

We reported net income of $431.2 million for the period of fiscal 2004-2008 and a net loss for fiscal 2009.  Under our covenants, this level of net income results in a consolidated net worth requirement, as defined, of $407.8 million.  Excluding the impact of the goodwill impairment ($14.0 million, net of tax) and other intangible asset impairments ($0.3 million, net of tax), the sum of the par value of our common stock, additional paid in capital and retained earnings as of December 1, 2009 was $527.4 million.

Non-GAAP Amounts Used in Debt Covenant Calculations
As previously discussed, we use various non-GAAP amounts in our Adjusted Total Debt, Consolidated EBITDAR, and Fixed Charge covenant calculations.  Two of the amounts presented in the Adjusted Total Debt calculation, the present value of operating leases and letters of credit, are off-balance sheet and there is no corresponding amount presented in our Condensed Consolidated Balance Sheets.  We do have a $1.6 million liability for guarantees recorded in our Condensed Consolidated Balance Sheet.  The amount on the balance sheet is the fair value of our guarantee, which is $46.5 million lower than the amount presented in our debt covenant calculations ($48.1 million, the full amount of the guarantee).

Our Minimum Fixed Charge Coverage ratio allows for recurring cash rents to be included in the denominator.  Cash rents ($40.5 million on a rolling 12 month basis) differ from rents determined in accordance with GAAP ($50.1 million) by the following (amounts in thousands):

Cash rents	$40,485
Change in rent accruals	3,973
Rent settlements	5,620
GAAP-based rent expense	$50,078

Significant Contractual Obligations and Commercial Commitments

Long-term financial obligations were as follows as of December 1, 2009 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Notes payable and other long-term debt, including
current maturities (a)	$39,279	$4,550	$10,161	$8,205	$16,363
Revolving credit facility (a)	201,300	–	201,300	–	–
Unsecured senior notes
(Series A and B) (a)	124,880	80,257	22,484	22,139	–
Interest (b)	33,447	10,839	12,059	4,626	5,923
Operating leases (c)	350,845	38,590	71,561	60,790	179,904
Purchase obligations (d)	159,283	93,108	31,295	21,495	13,385
Pension obligations (e)	32,460	3,533	12,308	5,182	11,437
Total (f)	$941,494	$230,877	$361,168	$122,437	$227,012

(a)	See Note F to the Condensed Consolidated Financial Statements for more information.
(b)
Amounts represent contractual interest payments on our fixed-rate debt instruments.  Interest payments on our variable-rate revolving credit facility and variable-rate notes payable with balances of $201.3 million and $2.6 million, respectively, as of December 1, 2009 have been excluded from the amounts shown above, primarily because the balance outstanding under the Credit Facility, described further in Note F of the Condensed Consolidated Financial Statements,  fluctuates daily.  Additionally, the amounts shown above include interest payments on the Series A and B Notes at the current interest rates of 8.19% and 8.92%, respectively.  These rates could be different in the future based upon certain leverage ratios.

(c)
This amount includes operating leases totaling $19.7 million for which sublease income of $19.7 million from franchisees or others is expected.  Certain of these leases obligate us to pay maintenance costs, utilities, real estate taxes, and insurance, which are excluded from the amounts shown above.  See Note E to the Condensed Consolidated Financial Statements for more information.

(d)	The amounts for purchase obligations include commitments for food items and supplies, telephone, utility, and other miscellaneous commitments.
(e)	See Note H to the Condensed Consolidated Financial Statements for more information.
(f)	This amount excludes $4.2 million of unrecognized tax benefits due to the uncertainty regarding the timing of future cash outflows associated with such obligations.

Commercial Commitments (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	Years
Letters of credit (a)	$13,817	$13,817	$–	$–	$–
Franchisee loan guarantees (a)	48,065	47,333	732	–	–
Divestiture guarantees	6,719	478	975	996	4,270
Total	$68,601	$61,628	$1,707	$996	$4,270

(a)
Includes a $3.8 million letter of credit which secures franchisees’ borrowings for construction of restaurants being financed under a franchise loan facility.  The franchise loan guarantee of $48.1 million also shown in the table excludes the guarantee of $3.8 million for construction on the restaurants being financed under the facility.

See Note L to the Condensed Consolidated Financial Statements for more information.

Off-Balance Sheet Arrangements

See Note L to the Condensed Consolidated Financial Statements for information regarding our franchise partnership and divestiture guarantees.

Accounting Pronouncements Adopted in Fiscal 2010
As discussed in Note M to the Condensed Consolidated Financial Statements, in the first quarter of fiscal 2010 we adopted ASC 820, “Fair Value Measurements and Disclosures” for nonfinancial assets and liabilities and ASC 825, “Financial Instruments,” which requires disclosures about the fair values of financial instruments in interim as well as annual financial statements.  The adoption of this guidance had no significant impact on the Company during the 26 weeks ended December 1, 2009.

In December 2007, the FASB issued updated guidance related to business combinations. The guidance establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This guidance is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (fiscal 2010 for RTI).  The adoption of the guidance had no impact on our Condensed Consolidated Financial Statements.

In December 2007, the FASB issued guidance establishing accounting and reporting standards that require: 1) noncontrolling interests to be reported as a component of equity; 2) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions; and 3) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value.  This guidance is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (fiscal 2010 for RTI).  The adoption of the guidance had no impact on our Condensed Consolidated Financial Statements.

In April 2009, the FASB issued guidance requiring fair value disclosures on an interim basis for financial instruments that are not reflected in the consolidated balance sheets at fair value.  Prior to the issuance of this guidance, the fair values of those financial instruments were only disclosed on an annual basis.  The guidance is effective for interim reporting periods that end after June 15, 2009 (our fiscal 2010 first quarter).  See Note M to our Condensed Consolidated Financial Statements for further information about the fair value of our financial instruments.

In May 2009, the FASB issued guidance establishing general standards of accounting for and disclosure of subsequent events.  This guidance was effective for interim or annual reporting periods ending after June 15, 2009 (our fiscal 2010 first quarter).  The adoption of the guidance had no impact on our Condensed Consolidated Financial Statements.

In June 2009, the FASB issued guidance providing for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”).  The Codification was not intended to change GAAP but reorganizes the literature.  The Codification, which was incorporated into ASC 105, “Generally Accepted Accounting Principles,” was effective for interim or annual periods ending after September 15, 2009.  Our adoption of the Codification changed certain disclosure references to U.S. GAAP, but did not have any other impact on our Condensed Consolidated Financial Statements.

Accounting Pronouncements Not Yet Adopted
In December 2008, the FASB issued updated guidance related to an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The updated guidance expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans.  This guidance is effective for fiscal years ending after December 15, 2009, and will impact our financial statement disclosures beginning with the year ending June 1, 2010 (our current fiscal year).

In June 2009, the FASB issued guidance related to the consolidation of variable interest entities.  The updated guidance eliminates the prior exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  This guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the provisions of the pre-Codification guidance.  The guidance is effective for fiscal years beginning after November 15, 2009 (fiscal 2011 for RTI).  We are currently evaluating the impact of this guidance on our Condensed Consolidated Financial Statements.

Known Events, Uncertainties and Trends:

Financial Strategy and Stock Repurchase Plan

Our financial strategy is to utilize a prudent amount of debt, including operating leases, letters of credit, and any guarantees, to minimize the weighted average cost of capital while allowing financial flexibility.  This strategy has periodically allowed us to repurchase RTI common stock.  During the 26 weeks ended December 1, 2009, we repurchased no shares of RTI common stock.  Although 7.9 million shares remained available for purchase under existing programs at December 1, 2009, our loan agreements, as amended in fiscal 2008, prohibit the repurchase of our common stock until we achieve certain leverage thresholds for two consecutive fiscal quarters.  Were we to achieve these leverage thresholds, the repurchase of shares in any particular future period and the actual amount thereof remain, however, at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

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

Franchising and Development Agreements

Our agreements with franchise partnerships allow us to purchase an additional 49% equity interest for a specified price.  We have chosen to exercise that option in situations in which we expect to earn a return similar to or better than that which we expect when we invest in new restaurants.  During the 26 weeks ended December 1, 2009, we did not exercise our right to acquire an additional 49% equity interest in any franchise partnerships.  We currently have a 1% ownership in seven of our 13 franchise partnerships, which collectively operated 47 Ruby Tuesday restaurants at December 1, 2009.

Our franchise agreements with the franchise partnerships allow us to purchase all remaining equity interests beyond the 1% or 50% we already own, for an amount to be calculated based upon a predetermined valuation formula.  During the 26 weeks ended December 1, 2009, we did not exercise our right to acquire the remaining equity interests of any of our franchise partnerships.  We currently have a 50% ownership in six of our 13 franchise partnerships which collectively operated 70 Ruby Tuesday restaurants at December 1, 2009.

To the extent allowable under our debt facilities, we may choose to sell existing restaurants or exercise our rights to acquire an additional equity interest in franchise partnerships during the remainder of fiscal 2010 and beyond.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices.  The interest rate charged on our Credit Facility can vary based on the interest rate option we choose to utilize.  Our options for the rate are the Base Rate or LIBO Rate plus an applicable margin.  The Base Rate is defined to be the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.5%.  The applicable margin is zero to 2.5% for the Base Rate loans and a percentage ranging from 1.0% to 3.5% for the LIBO Rate-based option.  As of December 1, 2009, the total amount of outstanding debt subject to interest rate fluctuations was $203.9 million.  A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of $2.0 million per year, assuming a consistent capital structure.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 1, 2009.

Changes in Internal Controls

During the fiscal quarter ended December 1, 2009, there were no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business.  We provide reserves for such claims when payment is probable and estimable in accordance with U.S. generally accepted accounting principles.  At this time, in the opinion of management, the ultimate resolution of pending legal proceedings will not have a material adverse effect on our operations, financial position, or cash flows.  See Note L to the Condensed Consolidated Financial Statements for further information about our legal proceedings as of December 1, 2009.

ITEM 1A.

RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended June 2, 2009 in Part I, Item 1A. Risk Factors.  There have been no material changes from the risk factors previously disclosed in our Form 10-K.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From time to time our Board of Directors has authorized the repurchase of shares of our common stock as a means to return excess capital to our shareholders.  The timing, price, quantity and manner of the purchases have been made at the discretion of management, depending upon market conditions and the restrictions contained in our loan agreements.  Although 7.9 million shares remained available for purchase under existing programs at December 1, 2009, our loan agreements, as amended in fiscal 2008, prohibit the repurchase of our common stock until we achieve certain leverage thresholds for two consecutive fiscal quarters.  These thresholds were not achieved during the first two quarters of fiscal 2010 and thus we did not repurchase any shares of RTI common stock.  Were we to achieve these leverage thresholds, the repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on October 7, 2009.  The Shareholders voted on the following matters:

Proposal 1:  To elect three Class II directors for a term of three years to the Board of Directors.

Nominees	For	Against	Abstain
Claire L. Arnold	51,828,060	5,173,975	305,765
Kevin T. Clayton	55,683,019	1,317,168	306,613
Dr. Donald Ratajczak	55,473,388	1,529,505	304,907

Proposal 2:  To ratify the selection of KPMG LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending June 1, 2010.

For   56,430,152                            Against   591,750                               Abstain   285,898

The Directors continuing in office are:  Samuel E. Beall, III, James A. Haslam, III, Bernard Lanigan, Jr., R. Brad Martin, and Stephen I. Sadove.

ITEM 6.

EXHIBITS

The following exhibits are filed as part of this report:

 Exhibit No.

10.1	Morrison Retirement Plan, amended and restated as of October 7, 2009.

10.2	Ruby Tuesday, Inc. Salary Deferral Plan, amended and restated as of October 7, 2009.

10.3	Third Amendment, dated as of January 6, 2010, to the Ruby Tuesday, Inc. Executive Supplemental
Pension Plan (Amended and Restated as of January 1, 2007).

31.1	Certification of Samuel E. Beall, III, Chairman of the Board, President, and Chief Executive Officer.

31.2	Certification of Marguerite N. Duffy, Senior Vice President, Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.
(Registrant)

Date: January 8, 2010	BY: /s/ MARGUERITE N. DUFFY —————————————— Marguerite N. Duffy Senior Vice President and Chief Financial Officer and Principal Accounting Officer