Form 10-Q
period 2010-03-02
RUBY TUESDAY INC
filed 2010-04-07
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  March 2, 2010

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

64,493,845
(Number of shares of common stock, $0.01 par value, outstanding as of April 5, 2010)

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

PART I — FINANCIAL INFORMATION
ITEM 1.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	MARCH 2,	JUNE 2,
	2010	2009

Assets	(NOTE A)
Current assets:
Cash and short-term investments	$9,567	$9,760
Accounts and notes receivable, net	8,708	8,095
Inventories:
Merchandise	20,193	12,838
China, silver and supplies	8,120	8,187
Income tax receivable		8,632
Deferred income taxes	14,917	15,918
Prepaid rent and other expenses	12,224	13,423
Assets held for sale	5,002	16,120
Total current assets	78,731	92,973

Property and equipment, net	955,044	985,099
Notes receivable, net	334	713
Other assets	42,615	45,411

Total assets	$1,076,724	$1,124,196
Liabilities & shareholders’ equity
Current liabilities:
Accounts payable	$22,674	$21,859
Accrued liabilities:
Taxes, other than income taxes	18,447	19,120
Payroll and related costs	23,934	12,688
Insurance	7,599	8,369
Deferred revenue – gift cards	10,288	8,046
Rent and other	23,599	27,076
Current portion of long-term debt, including capital leases	13,416	16,841
Income tax payable	1,892
Total current liabilities	121,849	113,999

Long-term debt and capital leases, less current maturities	309,001	476,566
Deferred income taxes	34,268	20,706
Deferred escalating minimum rent	42,145	41,010
Other deferred liabilities	49,103	55,549
Total liabilities	556,366	707,830

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; (authorized: 100,000 shares;
issued: 64,494 shares at 3/02/10; 52,806 shares at 6/02/09)	645	528
Capital in excess of par value	99,508	20,804
Retained earnings	431,326	406,951
Deferred compensation liability payable in
Company stock	2,056	2,200
Company stock held by Deferred Compensation Plan	(2,056)	(2,200)
Accumulated other comprehensive loss	(11,121)	(11,917)
	520,358	416,366

Total liabilities & shareholders’ equity	$1,076,724	$1,124,196

                   The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	MARCH 2,	MARCH 3,	MARCH 2,	MARCH 3,
	2010	2009	2010	2009
	(NOTE A)		(NOTE A)
Revenue:

Restaurant sales and operating revenue	$305,641	$315,114	$876,824	$924,027
Franchise revenue	1,624	2,408	4,517	7,274
	307,265	317,522	881,341	931,301
Operating costs and expenses:
Cost of merchandise	87,116	89,831	255,998	256,309
Payroll and related costs	99,833	104,087	296,076	319,123
Other restaurant operating costs	59,167	61,914	180,367	195,371
Depreciation and amortization	15,901	17,927	48,467	57,381
Selling, general and administrative,
net of support service fee income
for the thirteen and thirty-nine week
periods totaling $1,029 and $3,093
in fiscal 2010 and $1,744 and $5,032
in fiscal 2009, respectively	17,686	16,270	53,094	67,346
Closures and impairments	2,310	14,304	2,848	53,387
Goodwill impairment				18,957
Equity in (earnings)/losses of
unconsolidated franchises	(598)	370	390	448
Interest expense, net	3,578	7,781	13,567	27,470
	284,993	312,484	850,807	995,792
Income/(loss) before income taxes	22,272	5,038	30,534	(64,491)
Provision/(benefit) for income taxes	4,473	268	6,160	(32,127)

Net income/(loss)	$17,799	$4,770	$24,374	$(32,364)

Earnings/(loss) per share:

Basic	$0.28	$0.09	$0.40	$(0.63)

Diluted	$0.28	$0.09	$0.40	$(0.63)

Weighted average shares:

Basic	63,342	51,403	60,929	51,393

Diluted	63,533	51,403	61,096	51,393

Cash dividends declared per share	$-	$-	$-	$-

                 The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

(UNAUDITED)

	THIRTY-NINE WEEKS ENDED
	MARCH 2, 2010	MARCH 3, 2009

	(NOTE A)
Operating activities:
Net income/(loss)	$24,374	$(32,364)
Adjustments to reconcile net income/(loss) to net cash
provided by operating activities:
Depreciation and amortization	48,467	57,381
Amortization of intangibles	494	560
Provision for bad debts	1,577	2,571
Deferred income taxes	13,216	(23,083)
Loss on impairments, including disposition of assets	2,252	41,815
Goodwill impairment		18,957
Equity in losses of unconsolidated franchises	390	448
Share-based compensation expense	6,340	4,974
Other	1,602	1,401
Changes in operating assets and liabilities:
Receivables	(1,890)	643
Inventories	(7,288)	45
Income taxes	10,524	(1,373)
Prepaid and other assets	(1,086)	7,705
Accounts payable, accrued and other liabilities	5,571	(4,736)
Net cash provided by operating activities	104,543	74,944
Investing activities:
Purchases of property and equipment	(13,645)	(14,189)
Proceeds from disposal of assets	4,199	3,605
Reductions in Deferred Compensation Plan assets	671	6,077
Other, net	1,904	2,375
Net cash used by investing activities	(6,871)	(2,132)
Financing activities:
Net payments on revolving credit facility	(155,400)	(66,500)
Principal payments on other long-term debt	(15,590)	(13,656)
Proceeds from issuance of stock, net of fees	73,125
Net cash used by financing activities	(97,865)	(80,156)

Decrease in cash and short-term investments	(193)	(7,344)
Cash and short-term investments:
Beginning of year	9,760	16,032
End of quarter	$9,567	$8,688
Supplemental disclosure of cash flow information:
Cash paid/(received) for:
Interest, net of amount capitalized	$12,804	$24,358
Income taxes, net	$(15,957)	$(7,104)
Significant non-cash investing and financing activities:
Retirement of fully depreciated assets	$16,474	$37,346
Reclassification of properties (from)/to assets held for sale or
receivables	$(7,485)	$18,206

                 The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” “we” or the “Company”), owns and operates Ruby Tuesday® casual dining restaurants and two Wok Hay restaurants.  We also franchise the Ruby Tuesday concept in select domestic and international markets.  The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Operating results for the 13- and 39-week periods ended March 2, 2010 are not necessarily indicative of results that may be expected for the year ending June 1, 2010.

The condensed consolidated balance sheet at June 2, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

We have performed an evaluation of events that occurred after March 2, 2010, the balance sheet date, but before the Condensed Consolidated Financial Statements were issued.

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

Basic earnings/(loss) per share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding during each period presented.  Diluted earnings/(loss) per share gives effect to restricted stock and options outstanding during the applicable periods.  The stock options and restricted shares included in the diluted weighted average shares outstanding totaled 0.2 million for both the 13 and 39 weeks ended March 2, 2010.  There were no stock options or restricted shares included in the diluted weighted average shares outstanding for the 13 and 39 weeks ended March 3, 2009.

Stock options with an exercise price greater than the average market price of our common stock and certain options with unrecognized compensation expense do not impact the computation of diluted earnings/(loss) per share because the effect would be anti-dilutive.  For the 13 and 39 weeks ended March 2, 2010, there were 4.8 million and 5.0 million unexercised options, respectively, that were excluded from these calculations.  Further, for both the 13 and 39 weeks ended March 2, 2010, 1.0 million restricted shares were excluded.  For the 13 and 39 weeks ended March 3, 2009, there were 6.5 million and 6.8 million unexercised stock options, respectively, that were excluded from these calculations.  Further, for both the 13 and 39 weeks ended March 3, 2009, 1.4 million restricted shares were excluded.

NOTE C – FRANCHISE PROGRAMS

As of March 2, 2010, we held a 50% equity interest in each of six franchise partnerships which collectively operate 70 Ruby Tuesday restaurants.  We apply the equity method of accounting to all 50%-owned franchise partnerships.  Also, as of March 2, 2010, we held a 1% equity interest in each of seven franchise partnerships, which collectively operate 47 restaurants, and no equity interest in various traditional domestic and international franchises, which collectively operate 108 restaurants.

Under the terms of the franchise operating agreements we require all domestic franchisees to contribute a percentage, currently 0.5%, of monthly gross sales to a national advertising fund formed to cover their pro rata portion of the production and airing costs associated with our national advertising campaign.  Under the terms of those agreements, we can charge up to 3.0% of monthly gross sales for this national advertising fund.

Advertising amounts received from domestic franchisees are considered by RTI to be reimbursements, recorded on an accrual basis as earned, and have been netted against selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

On February 15, 2010, we entered into an asset purchase agreement regarding our intent to purchase four restaurants from a traditional domestic franchise for $1.9 million.  The purchase of these restaurants is expected close during the fourth quarter of our current fiscal year.

See Note M to the Condensed Consolidated Financial Statements for a discussion of our franchise partnership working capital credit facility and our related guarantees.

NOTE D – ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable – current consist of the following (in thousands):

	March 2, 2010	June 2, 2009

Rebates receivable	$636	$590
Amounts due from franchisees	4,801	3,797
Other receivables	2,580	1,822
Current portion of notes receivable	4,899	6,434
	12,916	12,643
Less allowances for doubtful notes and equity
method losses	4,208	4,548
	$8,708	$8,095

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

We defer recognition of franchise fee revenue for any franchise partnership with negative cash flows at times when the negative cash flows are deemed to be anything other than temporary and the franchise has either borrowed directly from us or through a facility for which we provide a guarantee.  We also do not recognize franchise fee revenue from franchises with fees in excess of 60 days past due.  Accordingly, we have deferred recognition of a portion of franchise revenue from certain franchisees.  Unearned income for franchise fees was $2.2 million and $1.2 million as of March 2, 2010 and June 2, 2009, respectively, which are included in Other deferred liabilities and/or Accrued liabilities – rent and other in the Condensed Consolidated Balance Sheets.  The increase in unearned income is primarily due to an increase in unearned fees due from a traditional franchisee ($1.0 million), for whom we agreed to defer fees for a limited period of time while the franchise negotiated with its lenders for extended terms.

As of March 2, 2010, other receivables consisted primarily of amounts due for third party gift card sales ($1.0 million) and amounts due from our distributor for purchases of lobster ($1.0 million).  See Note E to the Condensed Consolidated Financial Statements for further discussion of our lobster inventory.  Included in other receivables at June 2, 2009 are amounts due for third party gift card sales and amounts due from various landlords.

Notes receivable consist of the following (in thousands):

	March 2, 2010	June 2, 2009

Notes receivable from domestic franchisees	$7,507	$9,644
Less current maturities (included in accounts and
notes receivable)	4,899	6,434
	2,608	3,210
Less allowances for doubtful notes and equity
method losses, noncurrent	2,274	2,497
Total notes receivable, net - noncurrent	$334	$713

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

Twelve current franchisees received acquisition financing from RTI as part of refranchising transactions in prior periods.  The amounts financed by RTI approximated 36% of the original purchase prices.  Eight of these twelve franchisees have paid their acquisition notes in full as of March 2, 2010.  As discussed below, remaining amounts due from one of these twelve franchisees were forgiven during the fiscal quarter ending March 2, 2010.

Notes receivable from domestic franchisees also include amounts advanced to certain of our franchise partnerships under short-term line of credit arrangements in order to assist the franchises with operating cash flow needs during the current economic downturn.  These arrangements are not required by our franchise operating agreements and may be discontinued in the future.

While certain of our domestic franchisees are in arrears concerning their franchise fees as previously discussed, as of March 2, 2010, all the domestic franchisees were making interest and/or principal payments on a monthly basis in accordance with the current terms of their notes.  During the second quarter of fiscal 2010, the note associated with one of our franchise partnerships was restructured to extend the maturity date of the note by seven months and require interest only payments for a certain period of time.  All of the refranchising notes accrue interest at 10.0% per annum.

The allowance for doubtful notes represents our best estimate of losses inherent in the notes receivable at the balance sheet date.  During the 13 and 39 weeks ended March 2, 2010, we recorded bad debt expense of $0.5 million and $1.6 million, respectively, based on our estimate of the extent of those losses.  During the first quarter of fiscal 2010, we forgave a $1.3 million note owed by our Utah franchise, for which we had a reserve of $1.2 million recorded in our allowance for doubtful notes prior to the forgiveness.  During the third quarter of fiscal 2010, we forgave a $0.4 million note and $0.5 million line of credit owed by our Minneapolis franchise and forgave a $0.3 million line of credit owed by our Seattle franchise.  We had a reserve of $1.1 million recorded in our allowance for doubtful notes for these notes prior to the forgiveness.

Also included in the allowances for doubtful notes at March 2, 2010 and June 2, 2009, are $1.4 million and $1.0 million, respectively, of our portion of the equity method losses of certain of our 50%-owned franchise partnerships which was in excess of our recorded investment in those partnerships.

NOTE E – INVENTORIES

Our merchandise inventory was $20.2 million and $12.8 million as of March 2, 2010 and June 2, 2009, respectively.  The increase from the end of the prior fiscal year is due primarily to advance purchases of lobster, as described below.

Beginning in fiscal 2010, we have purchased lobster in advance of our needs and stored it in third party facilities prior to our distributor taking possession of the inventory.  Once the lobster is moved to our distributor’s facilities, we transfer ownership to the distributor.  We later reacquire the inventory from our distributor upon its subsequent delivery to our restaurants.

NOTE F – ASSETS HELD FOR SALE, PROPERTY, EQUIPMENT, AND OPERATING LEASES

Amounts included in assets held for sale at March 2, 2010 totaled $5.0 million, primarily consisting of parcels of land upon which we have no intention to build restaurants, land and buildings of closed restaurants, and various liquor licenses.  During the 13 weeks ended March 2, 2010, we sold one property and two liquor licenses for a negligible net loss.  During the 39 weeks ended March 2, 2010, we sold five surplus properties and six liquor licenses at a net gain of $0.8 million.  Cash proceeds, net of broker fees, from these sales during the 13 and 39 weeks ended March 2, 2010 totaled $0.7 million and $4.1 million, respectively.

Property and equipment, net, is comprised of the following (in thousands):

	March 2, 2010	June 2, 2009
Land	$218,806	$218,452
Buildings	460,895	459,335
Improvements	402,005	407,962
Restaurant equipment	273,950	274,922
Other equipment	91,510	90,684
Construction in progress and other*	26,626	20,164
	1,473,792	1,471,519
Less accumulated depreciation and
amortization	518,748	486,420
	$955,044	$985,099

* Included in Construction in progress and other as of March 2, 2010 and June 2, 2009 are $24.7 million and $17.6 million, respectively, of assets held for sale that are not classified as such in the Condensed Consolidated Balance Sheets as we do not expect to sell these assets within the next 12 months.  These assets primarily consist of parcels of land upon which we have no intention to build restaurants.

Approximately 51% of our 659 restaurants are located on leased properties.  Of these, approximately 63% are land leases only; the other 37% are for both land and building.  The initial terms of these leases expire at various dates over the next 20 years.  These leases may also contain required increases in minimum rent at varying times during the lease term and have options to extend the terms of the leases at a rate that is included in the original lease agreement.  Most of our leases require the payment of additional (contingent) rent that is based upon a percentage of restaurant sales above agreed upon sales levels for the year.  These sales levels vary for each restaurant and are established in the lease agreements.  We recognize contingent rental expense (in annual as well as interim periods) prior to the achievement of the specified target that triggers the contingent rental expense, provided that achievement of that target is considered probable.

NOTE G – LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

	March 2, 2010	June 2, 2009

Revolving credit facility	$163,700	$319,100
Senior notes:
Series A, due April 2010	70,124	77,146
Series B, due April 2013	50,443	55,646
Mortgage loan obligations	37,968	41,326
Capital lease obligations	182	189
	322,417	493,407
Less current maturities	13,416	16,841
	$309,001	$476,566

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

Following the May 21, 2008 amendment to the Credit Facility, through a series of scheduled quarterly and other required reductions, our original $500.0 million capacity has been reduced, as of March 2, 2010, to $406.8 million.  We expect the capacity of the Credit Facility will be reduced by $6.2 million during the remainder of fiscal 2010.

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

Under the terms of the Credit Facility, we had borrowings of $163.7 million with an associated floating rate of interest of 1.75% at March 2, 2010.  As of June 2, 2009, we had $319.1 million outstanding with an associated floating rate of interest of 2.96%.  After consideration of letters of credit outstanding, we had $229.3 million available under the Credit Facility as of March 2, 2010.  The Credit Facility will mature on February 23, 2012.

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

At March 2, 2010, the Private Placement consisted of $70.1 million in notes with an interest rate of 6.44% (the “Series A Notes”) and $50.4 million in notes with an interest rate of 7.17% (the “Series B Notes”).  The interest rates on the Series A and B Notes decreased from 8.19% and 8.92%, respectively, during our third fiscal quarter due to provisions in the Private Placement that lowered the rates due to achievement of an Adjusted Total Debt to Consolidated EBITDAR ratio of less than 3.25:1.0 as of the end of our prior two fiscal quarters.  The Series A Notes and Series B Notes mature on April 1, 2010 and April 1, 2013, respectively.  During the 39 weeks ended March 2, 2010, we offered, and our noteholders accepted, principal prepayments of $7.0 million and $5.2 million on the Series A and B Notes, respectively.  We estimate that we will offer prepayments totaling $8.9 million during the next twelve months.  Accordingly, we have classified $8.9 million as current as of March 2, 2010.  This amount includes four quarterly offers of $2.0 million each and additional amounts to be determined based upon excess cash flows and sales of surplus properties.

As discussed further in Note P to the Condensed Consolidated Financial Statements, the balance outstanding under the Series A Notes ($70.1 million) was paid off using funds borrowed under the Credit Facility, on April 1, 2010.  As we have refinanced the balance on a long-term basis subsequent to the end of the quarter, we have classified this amount as noncurrent in our March 2, 2010 Condensed Consolidated Balance Sheet.

Simultaneous with the other May 21, 2008 amendments, we entered into a pledge agreement with our Credit Facility and Private Placement creditors, as well as those creditors associated with our Franchise Facility (discussed in Note M to the Condensed Consolidated Financial Statements), whereby we pledged certain subsidiary equity interests as security for the repayment of our obligations under these agreements.

NOTE H – CLOSURES AND IMPAIRMENTS EXPENSE

Closures and impairment expenses include the following for the 13 and 39 weeks ended March 2, 2010 and March 3, 2009 (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	March 2, 2010	March 3, 2009	March 2, 2010	March 3, 2009
Impairments for:
Restaurants closed during the current
fiscal year	$–	$1,715	$–	$18,319
Open restaurants	1,540	534	2,005	11,266
Surplus properties	101	1,288	411	8,880
Company airplane	–	–	–	1,231
Other	–	338	–	426
	1,641	3,875	2,416	40,122
Dead site costs	50	100	179	2,159
Closed restaurant lease reserves	232	8,516	629	9,392
Other closing costs	381	1,928	436	1,984
Loss/(gain) on sale of surplus
properties	6	(115)	(812)	(270)
	$2,310	$14,304	$2,848	$53,387

A negligible amount of adjustments to lease reserves for the 13- and 39-week periods ended March 3, 2009, respectively, previously classified as Loss from Specialty Restaurant Group, LLC (“SRG”) bankruptcy were reclassified to Closures and Impairments in the current Condensed Consolidated Statements of Operations to ensure consistency with the current presentation.   These reclassifications had no impact on previously reported net income/(loss).  See Note M to the Condensed Consolidated Financial Statements for further discussion of the SRG bankruptcy.

A rollforward of our future lease obligations associated with closed properties is as follows (in thousands):
Lease Obligations
Balance at June 2, 2009	$9,945
Transfer of Specialty Restaurant Group, LLC lease reserve balance	1,183
Closing expense including rent and other lease charges	629
Payments	(6,470)
Balance at March 2, 2010	$5,287

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

At March 2, 2010, we had 26 restaurants that had been open more than one year with rolling 12 month negative cash flows of which 17 have been impaired to salvage value.  Of the nine which remained, we reviewed the plans to improve cash flows at each of the restaurants and determined that no impairment was necessary.  The remaining net book value of these nine restaurants was $12.5 million at March 2, 2010.

Should cash flows at these restaurants not improve within a reasonable period of time, further impairment charges are possible.  Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs, salvage value, and sublease income.  Accordingly, actual results could vary significantly from our estimates.

NOTE I – RETIREMENT BENEFITS

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

Minimum funding for the Retirement Plan is determined in accordance with the guidelines set forth in employee benefit and tax laws.  From time to time we may contribute additional amounts as we deem appropriate.  Subsequent to the end of our third quarter of fiscal 2010, we made a $0.6 million contribution to the Retirement Plan.  Other than this contribution, we estimate that we will not be required to make any further contributions to the Retirement Plan during the remainder of fiscal 2010.

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

As previously disclosed in our Form 10-Q for the second quarter of fiscal 2010, in light of our founder and Chief Executive Officer’s (“CEO’s”) long history with the Company and the current climate regarding certain aspects of executive compensation agreements, our Board of Directors and CEO, Samuel E. Beall, III, determined that a renewal of Mr. Beall’s existing employment agreement with the Company was not necessary.  However, the Board and Mr. Beall desired that he continue his employment with the Company beyond the term of the existing agreement.  Accordingly, on January 6, 2010, the Board approved the Third Amendment to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan, which had the effect of maintaining his retirement benefit.   This amendment, which is consistent with a provision in Mr. Beall’s current employment agreement, addresses any disincentive that may have arisen had the agreement been terminated and the retirement benefit not maintained.  Having addressed this issue, the Board and Mr. Beall decided to terminate the agreement at that time rather than allowing it to terminate on July 19, 2010 in accordance with its term.  Accordingly, Mr. Beall’s employment agreement with the Company was terminated on January 6, 2010.

Because our CEO is currently retirement eligible and would be entitled to receive his entire pension payment in a lump sum six months following his retirement, we have reclassified an amount representing that pension payment ($8.1 million) into Accrued liabilities – payroll and related costs in our March 2, 2010 Condensed Consolidated Balance Sheet.

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

The following tables detail the components of net periodic benefit costs and the amounts recognized in our Condensed Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the “Pension Plans”) and the Postretirement Medical and Life Benefits plans (in thousands):
	Pension Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	March 2,	March 3,	March 2,	March 3,
	2010	2009	2010	2009
Service cost	$113	$102	$339	$306
Interest cost	623	603	1,869	1,809
Expected return on plan assets	(106)	(168)	(318)	(504)
Amortization of prior service cost	82	82	246	246
Recognized actuarial loss	346	242	1,038	726
Net periodic benefit cost	$1,058	$861	$3,174	$2,583

	Postretirement Medical and Life Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	March 2,	March 3,	March 2,	March 3,
	2010	2009	2010	2009
Service cost	$3	$2	$9	$6
Interest cost	21	21	63	63
Amortization of prior service cost	(16)	(16)	(48)	(48)
Recognized actuarial loss	25	27	75	81
Net periodic benefit cost	$33	$34	$99	$102

We also sponsor two defined contribution retirement savings plans.  Information regarding these plans is included in our Annual Report on Form 10-K for the fiscal year ended June 2, 2009.

NOTE J – INCOME TAXES

During the second and third quarters of fiscal 2010, we collected federal income tax refunds totaling $20.8 million, a substantial portion of which related to a tax accounting method change as permitted by the

Internal Revenue Service relating to the expensing of certain repairs.  This acceleration of deductions for income tax purposes contributed to an associated increase in noncurrent deferred tax liabilities.

We had a liability for unrecognized tax benefits of $3.6 million and $4.5 million as of March 2, 2010 and June 2, 2009, respectively.  As of March 2, 2010 and June 2, 2009, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate was $2.3 million and $2.9 million, respectively.  We do not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

Interest and penalties related to unrecognized tax benefits are recognized as components of income tax expense.  As of March 2, 2010 and June 2, 2009, we had accrued $1.7 million and $1.6 million, respectively, for the payment of interest and penalties.  During the first 39 weeks of fiscal 2010, accrued interest and penalties increased by $0.1 million, substantially all of which affected the effective tax rate for the same time period.

The effective tax rate for the 13- and 39-week periods ended March 2, 2010 was 20.1% and 20.2%, respectively, compared to 5.3% and 49.8%, respectively, for the corresponding periods of the prior year.  The change in the effective tax rate resulted primarily from the fact that the Company projects to generate a consistent amount of FICA Tip Credit and Work Opportunity Tax Credit in fiscal 2010 as compared to fiscal 2009, despite recording an operating loss in fiscal 2009 and income in fiscal 2010.  The two tax credits are driven primarily by restaurant sales, rather than closures and impairments and goodwill impairment, which together contributed significantly to the fiscal 2009 operating loss.

At March 2, 2010, we are no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2007, and with few exceptions, state and local examinations by tax authorities prior to fiscal year 2007.

NOTE K – COMPREHENSIVE INCOME

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

	Thirteen weeks ended		Thirty-nine weeks ended
	March 2,	March 3,	March 2,	March 3,
	2010	2009	2010	2009
Net income/(loss)	$17,799	$4,770	$24,374	$(32,364)
Pension liability reclassification, net of tax	264	201	792	604
Piccadilly settlement, net of tax	–	11	4	11
Comprehensive income/(loss)	$18,063	$4,982	$25,170	$(31,749)

NOTE L – SHARE-BASED EMPLOYEE COMPENSATION

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

All options awarded under the Directors’ Plan have been at the fair market value at the time of grant.  A Committee, appointed by the Board, administers the Directors’ Plan.  At March 2, 2010, we had reserved 295,000 shares of common stock under this Plan, 188,000 of which were subject to options outstanding, for a net of 107,000 shares of common stock currently available for issuance under the Directors’ Plan.

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

At March 2, 2010, we had reserved a total of 5,562,000 and 1,666,000 shares of common stock for the 2003 SIP and 1996 SIP, respectively.  Of the reserved shares at March 2, 2010, 3,953,000 and 1,170,000 were subject to options outstanding for the 2003 SIP and 1996 SIP, respectively.  Stock option exercises are settled with the issuance of new shares.  Net shares of common stock available for issuance at March 2, 2010 under the 2003 SIP and 1996 SIP were 1,609,000 and 496,000, respectively.

Stock Options
The following table summarizes the activity in options for the 39 weeks ended March 2, 2010 under these stock option plans (in thousands, except per-share data):

		Weighted-
		Average
	Options	Exercise Price
Balance at June 2, 2009	4,802	$23.06
Granted	622	6.58
Exercised	–	–
Forfeited	(112)	27.31
Balance at March 2, 2010	5,312	$21.04

Exercisable at March 2, 2010	3,479	$27.71

Included in the outstanding balance shown above are approximately 3.7 million of out-of-the money options.  Many are expected to expire out-of-the money in the next three fiscal years.

At March 2, 2010, there was approximately $1.0 million of unrecognized pre-tax compensation expense related to non-vested stock options.  This cost is expected to be recognized over a weighted-average period of 1.3 years.

During the first quarter of fiscal 2010, we granted approximately 622,000 stock options to certain employees under the terms of the 2003 SIP and 1996 SIP.  These stock options vest in equal annual installments over a three year period following grant of the award, and have a maximum life of seven years.  These stock options do provide for immediate vesting if the optionee retires during the option period as well as if certain other events occur.  For employees meeting this criterion at the time of grant, the accelerated vesting provision renders the requisite service condition non-substantive and we therefore fully expense the fair value of stock options awarded to retirement eligible employees on the date of grant.  As a result, we recorded during the first quarter of fiscal 2010 an expense of $1.2 million related to stock options awarded on July 7, 2009 to our CEO.

Restricted Stock
The following table summarizes our restricted stock activity for the 39 weeks ended March 2, 2010 (in thousands, except per-share data):

		Weighted-Average
	Restricted	Grant-Date
Performance-based vesting:	Stock	Fair Value
Non-vested at June 2, 2009	1,195	$7.64
Granted	348	6.58
Vested	(186)	7.64
Forfeited	(636)	7.64
Non-vested at March 2, 2010	721	$7.13

		Weighted-Average
	Restricted	Grant-Date
Time-based vesting:	Stock	Fair Value
Non-vested at June 2, 2009	208	$8.97
Granted	299	7.01
Vested	(77)	10.06
Forfeited	–	–
Non-vested at March 2, 2010	430	$7.42

The fair values of the restricted share awards reflected above were based on the fair market value of our common stock at the time of grant.  At March 2, 2010, unrecognized compensation expense related to restricted stock grants expected to vest totaled approximately $3.0 million and will be recognized over a weighted average vesting period of approximately 1.8 years.

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

NOTE M – COMMITMENTS AND CONTINGENCIES

Guarantees

At March 2, 2010, we had certain third-party guarantees, which primarily arose in connection with our franchising and divestiture activities.  The majority of these guarantees expire at various dates ending in fiscal 2013.  Generally, we are required to perform under these guarantees in the event that a third-party fails to make contractual payments.

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

As of March 2, 2010, the amounts guaranteed under the Franchise Facility and the Cancelled Facilities were $47.3 million and $4.5 million, respectively.  The guarantees associated with one of the Cancelled Facilities are collateralized by a $3.8 million letter of credit.  As of June 2, 2009, the amounts guaranteed under the Franchise Facility and the Cancelled Facilities were $47.5 million and $4.7 million, respectively.  Unless extended, guarantees under these programs will expire at various dates from November 2010 through February 2013.  To our knowledge, despite certain of these franchises having reported coverage ratios below the required levels, all of the franchise partnerships are current in the payment of their obligations due under these credit facilities.  At those times when franchise partnerships report coverage ratios below the requirements, RTI, as sponsor, has the ability to cure the default by increasing our guaranty from 50% to 100%.  We have done so for each such situation as of March 2, 2010 and June 2, 2009 and thus the amounts owed by our franchises under the Franchise Facility are not subject to acceleration.  Furthermore, no events have occurred which would allow for a wind-down of the Franchise Facility itself or necessitate guaranty payments on behalf of the franchise partnerships.

We have recorded liabilities totaling $1.2 million and $1.0 million as of March 2, 2010 and June 2, 2009, respectively, related to these guarantees.  These amounts were determined based on amounts to be received from the franchise partnerships as consideration for the guarantees.  We believe these amounts approximate the fair value of the guarantees.

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

As of March 2, 2010, we have settled almost all of the Tia’s leases.  Future payments to the remaining landlords are expected to be insignificant.

As of March 2, 2010, we remain primarily liable for one SRG lease which covers a closed restaurant.  There are no scheduled cash payments for rent remaining on this lease at March 2, 2010.  We believe $0.7 million for previously scheduled rent and related payments on this lease had not been paid as of March 2, 2010 and have recorded an estimated liability of $0.7 million in regards to this claim.

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

During the 39 weeks ended March 2, 2010, we received our sixth, and final, check in settlement of the Piccadilly bankruptcy.  Including this final check, we received $2.0 million in settlement of our claim.

We estimated our divestiture guarantees related to MHC at March 2, 2010 to be $3.2 million for employee benefit plans.  In addition, we remain contingently liable for MHC’s portion (estimated to be $2.3 million) of the MFC employee benefit plan liability for which MHC is currently responsible under the divestiture guarantee agreements.  We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

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

On August 28, 2009, a jury in the civil action Dan Maddy v. Ruby Tuesday, Inc., in the Rutherford County, Tennessee Circuit Court, Case No. 53641, rendered a verdict in favor of the plaintiff awarding damages in the amount of $10,035,000.  The plaintiff in this matter alleged claims relating to injury caused by an intoxicated person who was served alcoholic beverages at one of our restaurants.    On March 19, 2010, the trial court entered an order affirming the jury’s award in favor of the plaintiff in the amount of $10,035,000 plus interest.  We maintain insurance to cover these types of claims under our primary insurance carrier for amounts up to $1,000,000, subject to a self-insured retention of $500,000, and under a secondary insurance carrier for amounts in excess of $1,000,000 up to an amount in excess of the amount of the verdict.  Our secondary insurance carrier has asserted a reservation of rights, claiming that it did not receive timely notice of this matter from our third party claims administrator in accordance with the terms of the policy.  Our service agreement with our third party claims administrator provides that it will indemnify us against any liabilities, loss or damage that we may suffer as a result of any claim, cost or judgment against us arising out of the third party claims administrator’s negligence or willful misconduct.  Based on the information currently available, and acknowledging the uncertainty of litigation, our March 2, 2010 Condensed Consolidated Balance Sheet reflects an accrual of $500,000, which includes, among other costs, an estimate of the amount of any expected recovery by the plaintiff once the judgment is settled and/or appealed.  Such amount is included within the Accrued liabilities caption in our Condensed Consolidated Balance Sheet.

We have been in discussions with our secondary carrier with respect to their reservation of rights.  While they are continuing to reserve rights on this matter, they have agreed to participate in a settlement conference scheduled for April 19, 2010.  In the event that the settlement conference is unsuccessful, we intend to appeal the judgment and we believe that the judgment will be overturned or reduced on appeal to an amount which does not differ materially from the amount accrued.  We also believe that we have valid coverage under our insurance policies for any amounts in excess of our self-insured retention as well as the right to indemnification as referred to above.  There can be no assurance, however, that we will be successful in our post-trial motions or appeal of the judgment or, in the event we are not successful, that we will prevail in any dispute with our insurance carrier regarding the validity of our coverage.  Thus, while management believes that this matter will not have a material adverse effect on our operations, financial position or cash flows, there can be no assurance that this matter will not have such a material adverse effect.

NOTE N – FAIR VALUE MEASUREMENTS

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

The following table presents the fair values of our financial assets and liabilities measured at fair value on a recurring basis as of March 2, 2010 (in thousands):

	Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred compensation plan -
Assets	$8,015	$8,015	$–	$–
Deferred compensation plan -
liabilities	(8,015)	(8,015)	–	–
Total	$–	$–	$–	$–

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

The following table presents the fair values for those assets and liabilities measured on a non-recurring basis and remaining on our Condensed Consolidated Balance Sheet as of March 2, 2010 and the losses recognized from all such measurements during the 13 and 39 weeks ended March 2, 2010 (in thousands):

	Fair Value Measurements
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Losses/(Gains)
	Value	(Level 1)	(Level 2)	(Level 3)	13 weeks	39 weeks
Long-lived assets held for sale *	$29,711	$–	$29,711	$–	$101	$411
Long-lived assets held for use	783	–	783	–	1,540	2,005
Total	$30,494	$–	$30,494	$–	$1,641	$2,416

* Included in the carrying value of long-lived assets held for sale are $24.7 million of assets included in Construction in progress and other in the Condensed Consolidated Balance Sheet as we do not expect to sell these assets within the next 12 months.

Long-lived assets held for sale are valued using Level 2 inputs, primarily information obtained through broker listings and sales agreements.  Costs to market and/or sell the assets are factored into the estimates of fair value for those assets included in Assets held for sale on our Condensed Consolidated Balance Sheet.  During the 13 and 39 weeks ended March 2, 2010, long-lived assets held for sale were written down to their fair value, resulting in a loss of $0.1 million and $0.4 million, respectively, which is included in Closures and impairments in our Condensed Consolidated Statement of Operations.  The fair value of these long-lived assets held for sale was $29.7 million as of March 2, 2010.

We review our long-lived assets (primarily property, equipment and, as appropriate, reacquired franchise rights) related to each restaurant to be held and used in the business, whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable.  We evaluate restaurants based upon cash flows as our primary indicator of impairment.  Based on the best information available, we write down an impaired restaurant to its estimated fair market value, which becomes its new cost basis.  Fair value is determined primarily through analyses of relevant market broker listings.

Long-lived assets held for use presented in the table above include our company airplane and restaurants or groups of restaurants that were impaired as a result of our quarterly impairment review.  From time to time, the table will also include closed restaurants or surplus sites not meeting held for sale criteria that have been offered for sale at a price less than their carrying value.

During the 13 and 39 weeks ended March 2, 2010, we recorded $1.5 million and $2.0 million, respectively, of impairments on our long-lived assets held for use, which is included with Closures and impairments expense in our Condensed Consolidated Statements of Operations.  The Level 2 fair values of our long-lived assets held for use are based on broker estimates of the value of the land, building, leasehold improvements, and other residual assets.

Our financial instruments at March 2, 2010 and June 2, 2009 consisted of cash and short-term investments, accounts receivable and payable, notes receivable, long-term debt, franchise partnership guarantees, letters of credit, and, as previously discussed, deferred compensation plan investments.  The fair values of cash and short-term investments and accounts receivable and payable approximated carrying value because of the short-term nature of these instruments.  The carrying amounts and fair values of our other financial instruments not measured on a recurring basis using fair value, however subject to fair value disclosures are as follows (in thousands):

	March 2, 2010		June 2, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Deferred Compensation Plan
investment in RTI common stock	$2,056	$1,402	$2,200	$1,318
Notes receivable, gross	7,507	7,813	9,644	10,100
Long-term debt and capital leases	322,417	324,279	493,407	491,575
Franchise partnership guarantees	1,238	1,264	1,034	1,057
Letters of credit	–	227	–	370

We estimated the fair value of notes receivable, debt, franchise partnership guarantees, and letters of credit using market quotes and present value calculations based on market rates.

NOTE O – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted in Fiscal 2010
As discussed in Note M to the Condensed Consolidated Financial Statements, in the first quarter of fiscal 2010 we adopted ASC 820, “Fair Value Measurements and Disclosures,” for nonfinancial assets and liabilities and ASC 825, “Financial Instruments,” which requires disclosures about the fair values of financial instruments in interim as well as annual financial statements.  The adoption of this guidance had no significant impact on the Company during the 39 weeks ended March 2, 2010.

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

In April 2009, the FASB issued guidance requiring fair value disclosures on an interim basis for financial instruments that are not reflected in the consolidated balance sheets at fair value.  Prior to the issuance of this guidance, the fair values of those financial instruments were only disclosed on an annual basis.  The guidance is effective for interim reporting periods that end after June 15, 2009 (our fiscal 2010 first quarter).  See Note N to our Condensed Consolidated Financial Statements for further information about the fair value of our financial instruments.

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

In February 2010, the FASB issued guidance to remove the requirement for an entity that files financial statements with the SEC to disclose a date through which subsequent events have been evaluated.  The adoption of this guidance during our current fiscal quarter did not have any impact on our Condensed Consolidated Financial Statements.

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

In January 2010, the FASB issued fair value guidance requiring new disclosures and clarification of existing disclosures for assets and liabilities that are measured at fair value on either a recurring or non-recurring basis.  The guidance requires disclosure of transfer activity into and out of Level 1 and Level 2 fair value measurements and also requires more detailed disclosure about the activity within Level 3 fair value measurements.  The majority of the requirements in this guidance are effective for interim and annual periods beginning after December 15, 2009 (our fiscal 2010 fourth quarter).  Requirements related to Level 3 disclosures are effective for annual and interim periods beginning after December 15, 2010 (our fiscal 2011 fourth quarter).  We are currently evaluating the impact of this guidance on our Condensed Consolidated Financial Statement disclosures.

NOTE P – SUBSEQUENT EVENTS

On April 1, 2010, we paid off the remaining $70.1 million balance of our Series A Notes using funds borrowed under the Credit Facility.

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

General:

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”), owns and operates Ruby Tuesday® casual dining restaurants and two Wok Hay restaurants.  We also franchise the Ruby Tuesday concept in selected domestic and international markets.  As of March 2, 2010 we owned and operated 659, and franchised 225, Ruby Tuesday restaurants.  Ruby Tuesday restaurants can now be found in 46 states, the District of Columbia, 14 foreign countries, and Guam.

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

While we were in the process of implementing our brand reimaging, consumer spending came under pressure for a variety of reasons including economic conditions, and further weakened in the fourth quarter of calendar 2008.  As the economic environment deteriorated, operating results for other casual dining concepts, as well as our operating results, declined significantly.  In response, since the second half of fiscal 2009, we have implemented several initiatives intended to enhance our sales, reduce costs and improve cash flow, including the following:

•
Sales initiatives.  Our sales initiatives aim to increase average check and guest traffic by focusing primarily on two areas: menu and marketing.  The menu emphasizes high quality and compelling value.  For example, we have added several high-quality lobster items to the menu that, while still representing good value, are priced at the upper end of our menu price range, and our burgers now include “endless fries.”  Through independently conducted studies, we regularly measure our guests’ perception of our menu offerings and will make item modifications to enhance their value proposition if necessary.  Our new brand image allows us to credibly offer higher end menu items, such as lobster tails and jumbo lump crab cakes, which we believe allow us to better leverage our fixed costs and further differentiate our brand from our traditional competitors.

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

•
Restaurant closings.  During our second quarter of fiscal 2009 we conducted an analysis of all our Company-operated restaurants based on profitability, brand image, location, and other factors and identified 73 restaurants to close, 43 of which we closed in the third quarter of fiscal 2009.  Thirteen additional restaurants closed in the first three quarters of fiscal 2010 due primarily to lease expirations.

•
Generate free cash flow and improve our balance sheet.  Because of our leverage, we are highly focused on maximizing our cash flow and paying down our debt.  If we are successful in stabilizing same-restaurant sales and maintaining or lowering our costs, we have the opportunity to sustain substantial levels of free cash flow.  Furthermore, our near-term capital requirements are relatively modest as we don’t anticipate opening any new Ruby Tuesday restaurants during the remainder of fiscal 2010, and our maintenance capital spending needs are low because we have remodeled virtually all the Company-owned restaurants within the last two years.  We define “free cash flow” to be the net amount remaining when purchases of property and equipment are subtracted from net cash provided by operating activities.

We generated $90.9 million of free cash flow in the first three quarters of fiscal 2010, all of which was dedicated to the reduction of debt.  We anticipate total capital spending in fiscal 2010 to be $18.0 to $20.0 million.  We also estimate we will generate $21.0 million to $25.0 million of free cash flow during the remainder of fiscal 2010, a substantial portion of which will be dedicated to the reduction of debt.  As a means of strengthening our balance sheet, on July 28, 2009, we raised $73.1 million through an underwritten public offering of 11.5 million shares of Ruby Tuesday, Inc. common stock that was used to reduce our outstanding debt.  We have made significant progress towards our objective of strengthening our balance sheet and reducing our debt.  For example, we have paid down our long-term debt by $202.9 million, or 38.6%, in the last 12 months and by $283.0 million, or 46.7%, in the last 21 months.  Our objectives are to further strengthen our balance sheet by using free cash flow to pay down additional debt and resume returning capital to our shareholders.  See further discussion in the Financing Activities section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Results of Operations:

The following is an overview of our results of operations for the 13- and 39- week periods ended March 2, 2010:

Net income increased to $17.8 million for the 13 weeks ended March 2, 2010 compared to $4.8 million for the same quarter of the previous year.  Diluted earnings per share for the fiscal quarter ended March 2, 2010 was $0.28 compared to $0.09 for the corresponding period of the prior year as a result of the increase in net income as discussed below.

During the 13 weeks ended March 2, 2010:

•	Eleven Company-owned restaurants were closed;

•	One restaurant was opened by our franchisees;

•	Three franchise restaurants were closed; and

•	Same-restaurant sales* at Company-owned restaurants decreased 0.7%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants decreased 5.3%.

Net income increased to $24.4 million for the 39 weeks ended March 2, 2010 compared to a net loss of $32.4 million for the same period of the previous year.  Diluted earnings/(loss) per share for the 39 weeks ended March 2, 2010 was $0.40 compared to $(0.63) for the corresponding period of the prior year as a result of the increase in net income as discussed below.

During the 39 weeks ended March 2, 2010:

•	Thirteen Company-owned Ruby Tuesday restaurants were closed;

•	Four restaurants were opened by our franchisees;

•	Eight franchise restaurants were closed;

•	Same-restaurant sales* at Company-owned restaurants decreased 1.9%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants decreased 5.5%; and

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

	Thirteen weeks ended		Thirty-nine weeks ended
	March 2,	March 3,	March 2,	March 3,
	2010	2009	2010	2009
Revenue:
Restaurant sales and operating revenue	99.5%	99.2%	99.5%	99.2%
Franchise revenue	0.5	0.8	0.5	0.8
Total revenue	100.0	100.0	100.0	100.0
Operating costs and expenses:
Cost of merchandise (1)	28.5	28.5	29.2	27.7
Payroll and related costs (1)	32.7	33.0	33.8	34.5
Other restaurant operating costs (1)	19.4	19.6	20.6	21.1
Depreciation and amortization (1)	5.2	5.7	5.5	6.2
Selling, general and administrative, net	5.8	5.1	6.0	7.2
Closures and impairments	0.8	4.5	0.3	5.7
Goodwill impairment				2.0
Equity in (earnings)/losses of
unconsolidated franchises	(0.2)	0.1	0.0	0.0
Interest expense, net	1.2	2.5	1.5	2.9
Income/(loss) before income taxes	7.2	1.6	3.5	(6.9)
Provision/(benefit) for income taxes	1.5	0.1	0.7	(3.4)
Net income/(loss)	5.8%	1.5%	2.8%	(3	.5)%

(1)     As a percentage of restaurant sales and operating revenue.

The following table shows year-to-date Company-owned and franchised Ruby Tuesday concept restaurant openings and closings, and total Ruby Tuesday concept restaurants as of the end of the third quarter in each of fiscal 2010 and 2009.

	Thirteen weeks ended		Thirty-nine weeks ended
	March 2, 2010	March 3, 2009	March 2, 2010	March 3, 2009
Company–owned:
Beginning number	670	713	672	721
Opened	–	1	–	4
Closed	(11)	(43)	(13)	(54)
Ending number *	659	671	659	671

Franchise:
Beginning number	227	227	229	224
Opened	1	7	4	15
Closed	(3)	(3)	(8)	(8)
Ending number	225	231	225	231

* The March 2, 2010 and March 3, 2009 amounts exclude two Wok Hay restaurants.

We expect our domestic and international franchisees to open approximately two to four additional Ruby Tuesday restaurants during the remainder of fiscal 2010.

Revenue

RTI’s restaurant sales and operating revenue for the 13 weeks ended March 2, 2010 decreased 3.0% to $305.6 million compared to the same period of the prior year.  This decrease primarily resulted from the closing of 54 restaurants in fiscal 2009, 43 of which closed during fiscal 2009’s third quarter, and a 0.7% decrease in same-restaurant sales.  The 54 restaurants closed in fiscal 2009 produced $4.5 million of restaurant sales in the third quarter of the prior year.

The decrease in same-restaurant sales is attributable to a decline in guest counts due in part to the impact of inclement winter weather during the current quarter, which was partially offset by an increase in average net check.  Since the same quarter of the prior year, we changed our print incentive strategy by shifting our “Buy One Get One Free” coupon that was offered in the prior year to a “Buy One Get One Free Up to $10” coupon which we offered during the current quarter and contributed to the increase in average net check.  In addition, our new menu, which we rolled out in November 2009, contributed to a higher average net check over the same quarter of the prior year.

Franchise revenue for the 13 weeks ended March 2, 2010 decreased 32.6% to $1.6 million compared to the same period of the prior year.  Franchise revenue is predominately comprised of domestic and international royalties, which totaled $1.6 million and $2.2 million for the 13-week periods ended March 2, 2010 and March 3, 2009, respectively.  This decrease is due to a decline in royalties from domestic franchisees as a result of franchise store closures, temporarily reduced or deferred royalties for certain franchisees and a decrease in same-restaurant sales for domestic franchise Ruby Tuesday restaurants of 5.3% in the third quarter of fiscal 2010.

For the 39 weeks ended March 2, 2010, sales at Company-owned restaurants decreased 5.1% to $876.8 million compared to the same period of the prior year.  This decrease primarily resulted from the closing of 54 restaurants in fiscal 2009 as discussed above, and a 1.9% decrease in same-restaurant sales due to a decline in average net check as we have maintained our value positioning and print incentive strategy in the first half of the year to motivate new guests to visit our restaurants to experience the reimaged Ruby Tuesday brand.  The decrease in average net check was partially offset by an increase in guest counts.  The 54 restaurants closed in fiscal 2009 produced $29.4 million of restaurant sales in the first three quarters of the prior year.

For the 39-week period ended March 2, 2010, franchise revenues decreased 37.9% to $4.5 million compared to $7.3 million for the same period in the prior year.  Domestic and international royalties totaled $4.4 million and $6.8 million for the 39-week periods ending March 2, 2010 and March 3, 2009, respectively.  This decrease is due to a decline in royalties from domestic franchisees as a result of franchise store closures, temporarily reduced royalty rates for certain franchisees and a decrease in same-restaurant sales for domestic franchise Ruby Tuesday restaurants of 5.5% for the 39 weeks ended March 2, 2010.

We defer recognition of franchise fee revenue for any franchise partnership with negative cash flows at times when the negative cash flows are deemed to be anything other than temporary and the franchise has either borrowed directly from us or through a facility for which we provide a guarantee.  We also do not recognize franchise fee revenue from franchises with fees in excess of 60 days past due.  Accordingly, we have deferred recognition of a portion of franchise revenue from certain franchisees.  Unearned income for franchise fees was $2.2 million and $1.2 million as of March 2, 2010 and June 2, 2009, respectively, which are included in Other deferred liabilities and/or Accrued liabilities – rent and other in the Condensed Consolidated Balance Sheets.  The increase in unearned income is primarily due to an increase in unearned fees due from a traditional franchisee ($1.0 million), for whom we agreed to defer fees for a limited period of time while the franchise negotiated with its lenders for extended terms.

Pre-tax Income/(Loss)

Pre-tax income was $22.3 million for the 13 weeks ended March 2, 2010, compared to $5.0 million for the same period of the prior year.  The increase in pre-tax income from the prior year is due in significant part to reductions in impairment charges as we announced a plan in the prior year to restructure our property portfolio which resulted in closures and impairments expense of $14.3 million during the third quarter of the prior year.  The increase also included the elimination of $2.1 million in pre-tax losses recorded in the third quarter of fiscal 2009 on the 54 restaurants closed during fiscal 2009, as well as lower cost of merchandise, payroll and related costs, other restaurant operating costs, depreciation, interest expense, net, and higher equity in earnings of unconsolidated franchises.  These lower costs were partially offset by a decline of 0.7% in same-restaurant sales at Company-owned restaurants, higher selling, general and administrative expense, net, and lower franchise revenue.

For the 39-week period ended March 2, 2010, pre-tax income was $30.5 million compared to a pre-tax loss of $64.5 million for the same period of the prior year.  The increase in pre-tax income from the prior year is due in significant part to reductions in impairment charges as we impaired our goodwill ($19.0 million) and announced a plan to restructure our property portfolio which resulted in closures and impairments expense of $53.4 million during the first 39 weeks of the prior year.  The increase also included the elimination of $7.6 million in pre-tax losses recorded in the first three quarters of fiscal 2009 on the 54 restaurants closed during fiscal 2009, as well as lower payroll and related costs, other restaurant operating costs, depreciation, selling, general and administrative expense, net, equity in losses of unconsolidated franchises, and interest expense, net.  These lower costs were partially offset by a decline of 1.9% in same-restaurant sales at Company-owned restaurants, higher cost of merchandise (excluding the impact of the 54 closures), and lower franchise revenue.

In the paragraphs that follow, we discuss in more detail the components of the increase in pre-tax income for the 13- and 39-week periods ended March 2, 2010, as compared to the comparable period in the prior year.  Because a significant portion of the costs recorded in the Cost of merchandise, Payroll and related costs, Other restaurant operating costs, and Depreciation and amortization categories are either variable or highly correlate with the number of restaurants we operate, we evaluate our trends by comparing the costs as a percentage of restaurant sales and operating revenue, as well as the absolute dollar change, to the comparable prior year period.

2009 Restaurant Closings

The table below shows operating results for the 13 and 39 weeks ended March 3, 2009 for the 54 restaurants that closed in fiscal 2009 (in thousands):

	Thirteen Weeks	Thirty-Nine Weeks

Total revenue	$4,452	$29,358

Cost of merchandise	1,651	8,805
Payroll and related costs	2,529	14,064
Other restaurant operating costs	2,028	10,061
Depreciation and amortization	96	1,930
Selling, general and administrative	211	2,097
	6,515	36,957
Net loss	$(2,063)	$(7,599)

Cost of Merchandise

Cost of merchandise decreased $2.7 million (3.0%) to $87.1 million for the 13 weeks ended March 2, 2010, from the corresponding period of the prior year.  As a percentage of restaurant sales and operating revenue, cost of merchandise was consistent with the prior year at 28.5% for the 13 weeks ended March 2, 2010.  Excluding the $1.7 million decrease from the elimination of 54 restaurants closed in fiscal 2009, cost of merchandise decreased $1.1 million (1.2%).

Cost of merchandise decreased $0.3 million (0.1%) to $256.0 million for the 39 weeks ended March 2, 2010, from the corresponding period of the prior year.  As a percentage of restaurant sales and operating revenue, cost of merchandise increased from 27.7% to 29.2% for the 13 weeks ended March 2, 2010.  Excluding the $8.8 million decrease from the elimination of 54 restaurants closed in fiscal 2009, cost of merchandise increased $8.5 million (3.4%).

The $1.1 million decrease for the 13 weeks ended March 2, 2010 referred to above is a result of a decrease in guest counts due in part to inclement winter weather during our current quarter, offset by the introduction of higher food cost items to our menu.  The $8.5 million increase for the 39 weeks ended March 2, 2010 is a result of an increase in guest counts, predominantly in the first half of the year, as well as a shift in menu mix corresponding to our value promotions such that our guests are ordering higher cost menu items, the introduction of higher food cost items such as lobster entrees to our menu, and value-enhancing programs such as offering endless fries with burgers.

As a percentage of restaurant sales and operating revenue, the year-to-date increase is also due to several promotions offered in the current quarter including freestanding insert coupons in all markets with Company-owned restaurants, direct address label mail pieces, and a value promotion for our So Connected guests offering a buy one get one free on our Specialties, Fork-Tender Ribs, and Handcrafted Steaks.  These value offerings had the impact of reducing average net check for the 39 weeks ended March 2, 2010, respectively, for restaurants in our same-restaurant groupings, which increased the related food cost as a percentage of restaurants sales and operating revenue.

Payroll and Related Costs

Payroll and related costs decreased $4.3 million (4.1%) to $99.8 million for the 13 weeks ended March 2, 2010, as compared to the corresponding period in the prior year.  This amount includes $2.5 million of payroll and related costs spent in fiscal 2009 at the 54 restaurants closed in the prior year.  As a percentage of restaurant sales and operating revenue, payroll and related costs decreased from 33.0% to 32.7%.

Payroll and related costs decreased $23.0 million (7.2%) to $296.1 million for the 39 weeks ended March 2, 2010, as compared to the corresponding period in the prior year.  This amount includes $14.1 million of payroll and related costs spent in fiscal 2009 at the 54 restaurants closed in the prior year.  As a percentage of restaurant sales and operating revenue, payroll and related costs decreased from 34.5% to 33.8%.

For the 13 and 39 weeks ended March 2, 2010, the remaining decreases of $1.7 million and $9.0 million, respectively, not attributable to closings is primarily due to decreases in hourly labor as a result of new staffing guidelines for certain positions in our restaurants, the elimination of the dedicated To Go positions in our mall restaurants and certain other locations, which were partially offset by increases in minimum wage rates and, for the 13 week period, payroll taxes in certain states since the corresponding periods of the prior year.

As a percentage of restaurant sales and operating revenue, the decrease in payroll and related costs is attributable to the impact of closing 54 restaurants in fiscal 2009, which ran higher than system average labor, and the hourly labor cost savings initiatives discussed in the prior paragraph.

Other Restaurant Operating Costs

Other restaurant operating costs decreased $2.7 million (4.4%) to $59.2 million for the 13-week period ended March 2, 2010, as compared to the corresponding period in the prior year.  This decrease includes $2.0 million of costs incurred on the 54 restaurants closed in fiscal 2009.  As a percentage of restaurant sales and operating revenue, these costs decreased from 19.6% to 19.4%.

Other restaurant operating costs decreased $15.0 million (7.7%) to $180.4 million for the 39-week period ended March 2, 2010, as compared to the corresponding period in the prior year.  This decrease includes $10.1 million of costs incurred on the 54 restaurants closed in fiscal 2009.  As a percentage of restaurant sales and operating revenue, these costs decreased from 21.1% to 20.6%.

For the 13 weeks ended March 2, 2010, the remaining reductions not attributable to closings related to the following (in thousands):

Utilities	$1,026
Rent and leasing	912
Repairs	(961)
Other	(258)
Net reductions	$719

In both absolute dollars and as a percentage of restaurant sales and operating revenue for the 13-week period, the decrease is primarily due to decreases in utilities resulting from reductions in overall electric usage and changing natural gas and fuel vendors at certain of our restaurants which resulted in more favorable rates and reductions in rent and leasing due to the closure of 11 leased restaurants during the quarter.  These were partially offset by increased repairs expenses due to upgrades and repairs at certain of our restaurants during the current quarter and other increases.

For the 39 weeks ended March 2, 2010, the remaining reductions not attributable to closings related to the following (in thousands):

Utilities	$2,785
Rent and leasing	1,833
Bad debt expense	993
Visa/Mastercard antitrust settlement	922
Other	1,087
Insurance	(1,610)
Repairs	(1,067)
Net reductions	$4,943

In both absolute dollars and as a percentage of restaurant sales and operating revenue for the 39-week period, the decrease is primarily due to decreases in utilities resulting from reductions in overall electric usage and changing natural gas and fuel vendors at certain of our restaurants which resulted in more favorable rates, reductions in rent and leasing due to the closure of 13 leased restaurants during the first three quarters of fiscal 2010, lower bad debt expense due to larger prior year adjustments for notes due from certain franchisees, lower credit card expense resulting from accruing income relating to the net proceeds from the Visa/MasterCard antitrust class action litigation in which we were a class member, and other decreases.  These were partially offset by higher general liability insurance expense due to unfavorable claims experience and higher repairs and maintenance for reasons as discussed above.

Depreciation and Amortization

Depreciation and amortization expense decreased $2.0 million (11.3%) to $15.9 million for the 13-week period ended March 2, 2010, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, this expense decreased from 5.7% to 5.2%.

Depreciation and amortization expense decreased $8.9 million (15.5%) to $48.5 million for the 39-week period ended March 2, 2010, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, this expense decreased from 6.2% to 5.5%.

In terms of both absolute dollars and as a percentage of restaurant sales and operating revenue, the decrease for the 13- and 39-week periods is primarily due to reduced depreciation for assets that became fully depreciated since the third quarter of the prior year (reductions of $1.8 million and $5.1 million, respectively) and other assets previously impaired (reductions of $0.1 million and $0.8 million, respectively).  Additionally, for the 39-week period there was reduced depreciation for restaurant closures of $1.9 million.

Selling, General and Administrative Expenses, Net

Selling, general and administrative expenses, net of support service fee income, increased $1.4 million (8.7%) to $17.7 million for the 13-week period ended March 2, 2010, as compared to the corresponding period in the prior year.

Selling, general and administrative expenses, net of support service fee income, decreased $14.3 million (21.2%) to $53.1 million for the 39-week period ended March 2, 2010, as compared to the corresponding period in the prior year.

The increase for the 13-week period is primarily due to higher bonus expense due to improved expected achievement of performance goals.  The decrease for the 39-week period is primarily due to a reduction in advertising ($16.0 million) as a result of national cable television advertising during the same periods of the prior year as compared to none in the current year, reflecting a shift in our marketing strategy to one based more on offering guests incentives through print media rather than through television, and a reduction in sponsorship expenses relating to sponsorship of a racecar.

Closures and Impairments

Closures and impairments expense decreased $12.0 million to $2.3 million for the 13-week period ended March 2, 2010, as compared to the corresponding period of the prior year.  The decrease for the 13-week period is due primarily to reductions in closed restaurant lease reserve expense ($8.3 million), impairment charges ($2.2 million), other closing costs ($1.5 million), and dead site costs ($0.1 million), offset by lower gains on the sale of surplus properties ($0.1 million).

Closures and impairments decreased $50.5 million to $2.8 million for the 39-week period ended March 2, 2010, as compared to the corresponding period of the prior year.  The decrease for the 39-week period is due primarily to reductions in restaurant impairment charges ($37.7 million), closed restaurant lease reserve expense ($8.8 million), dead site costs ($2.0 million), and other closing costs ($1.5 million), which were partially offset by higher gains during the period on the sale of surplus properties ($0.5 million).

See Note H to our Condensed Consolidated Financial Statements for further information on our closures and impairment charges recorded during the first three quarters of fiscal 2010 and 2009.

Equity in (Earnings)/Losses of Unconsolidated Franchises

Our equity in the (earnings)/losses of unconsolidated franchises was ($0.6) million for the 13 weeks ended March 2, 2010 compared with a loss of $0.4 million for the 13 weeks ended March 3, 2009.  The change is attributable to increased earnings from investments in five of our six 50%-owned franchise partnerships over the same quarter of the prior year.  The increase in earnings was due to the forgiveness of fees due from certain of our franchise partnerships during the current quarter, higher same-restaurant sales for certain of the larger 50%-owned franchise partnerships, and a reduction in advertising charges compared to the same quarter of the prior year, which were partially offset by lower same-restaurant sales for the remaining franchise partnerships.

Our equity in the losses of unconsolidated franchises was $0.4 million for both the 39 weeks ended March 2, 2010 and March 3, 2009.  Contributing to our equity in the losses of unconsolidated franchises for the 39 weeks ended March 2, 2010 were lower same-restaurant sales, which was partially offset by lower advertising charges during the current year.

As of March 2, 2010, we held 50% equity investments in each of six franchise partnerships, which collectively operate 70 Ruby Tuesday restaurants.  As of March 3, 2009, we held 50% equity investments in each of six franchise partnerships which then collectively operated 71 Ruby Tuesday restaurants.

Interest Expense, Net

Net interest expense decreased $4.2 million to $3.6 million for the 13 weeks ended March 2, 2010, as compared to the corresponding period in the prior year, primarily due to lower average debt outstanding on the revolving credit agreement (the “Credit Facility”), lower interest rates on the Credit Facility, and other debt payments made since the same period of the prior year.  Net interest expense decreased $13.9 million to $13.6 million for the 39-week period ended March 2, 2009, as compared to the corresponding period in the prior year, primarily for the same reasons mentioned above.

Provision for Income Taxes

The effective tax rate for the current quarter was 20.1% compared to 5.3% for the same period of the prior year.  The effective tax rate was 20.2% for the 39-week period ended March 2, 2010 compared to 49.8% for the corresponding period of the prior year.  The change in the effective tax rate resulted primarily from the fact that the Company projects to generate a consistent amount of FICA Tip Credit and Work Opportunity Tax Credits in fiscal 2010 as compared to fiscal 2009, despite recording an operating loss in fiscal 2009 and income in fiscal 2010.  The two tax credits are driven primarily by restaurant sales, rather than closures and impairments and goodwill impairment, which together contributed significantly to the fiscal 2009 operating loss.

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

In our Annual Report on Form 10-K for the year ended June 2, 2009, we identified our critical accounting policies related to share-based employee compensation, impairment of long-lived assets, franchise accounting, lease obligations, estimated liability for self-insurance, and income tax valuation allowances and tax accruals.  During the first 39 weeks of fiscal 2010, there have been no changes in our critical accounting policies.

Liquidity and Capital Resources:

Cash and cash equivalents decreased by $0.2 million and $7.3 million during the first 39 weeks of fiscal 2010 and 2009, respectively.  The change in cash and cash equivalents is as follows (in thousands):

	Thirty-nine weeks ended
	March 2,	March 3,
	2010	2009
Cash provided by operating activities	$104,543	$74,944
Cash used by investing activities	(6,871)	(2,132)
Cash used by financing activities	(97,865)	(80,156)
Decrease in cash and cash equivalents	$(193)	$(7,344)

Operating Activities

Our cash provided by operations is generally derived from cash receipts generated by our restaurant customers and franchisees.  Substantially all of the $876.8 million of restaurant sales and operating revenue disclosed in our Condensed Consolidated Statement of Operations was received in cash either at the point of sale or within two to four days (when our guests paid with debit or credit cards).  Our primary uses of cash for operating activities are food and beverage purchases, payroll and benefit costs, restaurant operating costs, general and administrative expenses, and marketing, a significant portion of which are incurred and paid in the same period.

Cash provided by operating activities for the first 39 weeks of fiscal 2010 increased $29.6 million (39.5%) from the same period of the prior year to $104.5 million.  The increase is due to an increase in net income, after non-cash adjustments.  The increase in net income of $56.7 million for the first 39 weeks of fiscal 2010 as compared to the same period of the prior year was primarily attributable to the after-tax impact of a substantial decline in non-cash impairment charges and lower depreciation in the current period compared with that of the prior year.  Excluding these items, as well as the other non-cash items which impact net income, the increase in net income was $26.1 million.  These and other factors leading to our net income increase are discussed in the “Results of Operations” section of our MD&A.

Net cash collected for income taxes was $16.0 million in fiscal 2010 as opposed to net cash received of $7.1 million in fiscal 2009 due primarily to a tax accounting method change, as permitted by the Internal Revenue Service, relating to the expensing of certain repairs and a collection of the carryback of the federal net operating losses generated in fiscal 2009.  Included in the $26.1 adjusted net income mentioned above are changes in deferred income taxes relating to this tax accounting method change.  Offsetting these increases were various uses of cash including (a) additional outlays for inventory ($7.3 million), due in part to the advance purchase of lobster as disclosed in Note E to the Condensed Consolidated Financial Statements, (b) increased payments associated with closed store leases ($3.9 million) due to additional payments for lease settlements in fiscal 2010, and (c) increased pension payments in fiscal 2010 ($0.7 million) due to an executive retirement.

Our working capital deficiency and current ratio as of March 2, 2010 were $43.1 million and 0.6:1, respectively.  As is common in the restaurant industry, we carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset) or reduction of debt (a long-term liability) and receivable and inventory levels are generally not significant.

Investing Activities

We require capital principally for the maintenance and upkeep of our existing restaurants, limited new restaurant construction, investments in technology, equipment, remodeling of existing restaurants, and on occasion for the acquisition of franchisees or other restaurant concepts.  Property and equipment expenditures for the 39 weeks ended March 2, 2010 were $13.6 million, a slight decrease from the prior year.

Capital expenditures for the remainder of the fiscal year are budgeted to be approximately $4.0 million to $6.0 million based on our planned improvements for existing restaurants.  We intend to fund capital expenditures for Company-owned restaurants with cash provided by operations.

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

On July 28, 2009, we closed an underwritten public offering of 11.5 million shares of Ruby Tuesday, Inc. common stock at $6.75 per share, less underwriting discounts, as further discussed in Note B to the Condensed Consolidated Financial Statements.  We received approximately $73.1 million in net proceeds from the sale of the shares, after deducting underwriting discounts and offering expenses.  The net proceeds were used to repay indebtedness under our five-year Credit Facility.

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

Following the May 21, 2008 amendment to the Credit Facility, through a series of scheduled quarterly and other required reductions, our original $500.0 million capacity has been reduced, as of March 2, 2010, to $406.8 million.  We expect the capacity of the Credit Facility will be reduced by $6.2 million during the remainder of fiscal 2010.

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

Under the terms of the Credit Facility, we had borrowings of $163.7 million with an associated floating rate of interest of 1.75% at March 2, 2010.  As of June 2, 2009, we had $319.1 million outstanding with an associated floating rate of interest of 2.96%.  After consideration of letters of credit outstanding, we had $229.3 million available under the Credit Facility as of March 2, 2010.  The Credit Facility will mature on February 23, 2012.

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

At March 2, 2010, the Private Placement consisted of $70.1 million in notes with an interest rate of 6.44% (the “Series A Notes”) and $50.4 million in notes with an interest rate of 7.17% (the “Series B Notes”).  The interest rates on the Series A and B Notes decreased from 8.19% and 8.92%, respectively, during our third fiscal quarter due to provisions in the Private Placement that lowered the rates due to achievement of an Adjusted Total Debt to Consolidated EBITDAR ratio of less than 3.25:1.0 as of the end of our prior two fiscal quarters.  The Series A Notes and Series B Notes mature on April 1, 2010 and April 1, 2013, respectively.  During the 39 weeks ended March 2, 2010, we offered, and our noteholders accepted, principal prepayments of $7.0 million and $5.2 million on the Series A and B Notes, respectively.  We estimate that we will offer prepayments totaling $8.9 million during the next twelve months.  Accordingly, we have classified $8.9 million as current as of March 2, 2010.  This amount includes four quarterly offers of $2.0 million each and additional amounts to be determined based upon excess cash flows and sales of surplus properties.

As discussed further in Note P to the Condensed Consolidated Financial Statements, the balance outstanding under the Series A Notes ($70.1 million) was paid off on April 1, 2010, using funds borrowed under the Credit Facility.  As we have refinanced the balance on a long-term basis subsequent to the end of the quarter, we have classified this amount as noncurrent in our March 2, 2010 Condensed Consolidated Balance Sheet.

Simultaneous with the other May 21, 2008 amendments, we entered into a pledge agreement with our Credit Facility and Private Placement creditors, as well as those creditors associated with our Franchise Facility (discussed in Note M to the Condensed Consolidated Financial Statements), whereby we pledged certain subsidiary equity interests as security for the repayment of our obligations under these agreements.

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

Consolidated EBITDAR and Adjusted Total Debt are not presentations made in accordance with U.S. generally accepted accounting principles (“GAAP”), and, as such, should not be considered a measure of financial performance or condition, liquidity or profitability.  They also should not be considered alternatives to GAAP-based net income or balance sheet amounts or operating cash flows or indicators of the amount of free cash flow available for discretionary use by management, as Consolidated EBITDAR does not consider certain cash requirements such as interest payments, tax payments or debt service requirements and Adjusted Total Debt includes certain off-balance sheet items.  Further, because not all companies use identical calculations, amounts reflected by RTI as Consolidated EBITDAR or Adjusted Total Debt may not be comparable to similarly titled measures of other companies.  We believe that the information shown below is relevant as it presents the amounts used to calculate covenants which are provided to our lenders.  Non-compliance with our debt covenants could result in the requirement to immediately repay all amounts outstanding under such agreements.

The following is a reconciliation of our total long-term debt and capital leases, which are GAAP-based, to Adjusted Total Debt as defined in our bank covenants (in thousands):

March 2, 2010
Current portion of long-term debt,
including capital leases	$13,416
Long-term debt and capital leases,
less current maturities	309,001
Total long-term debt and capital leases	322,417
Present value of operating leases*	188,560
Letters of credit*	13,817
Guarantees*	48,061
Adjusted Total Debt	$572,855

* Non-GAAP measure.  See below for discussion regarding reconciliation to GAAP-based amounts.

The following is a reconciliation of net income, which is a GAAP-based measure of our operating results, to Consolidated EBITDAR as defined in our bank covenants (in thousands):

Twelve Months
Ended
March 2, 2010
Net income	$38,820
Interest expense	21,111
Income taxes	13,339
Depreciation	66,058
Amortization of intangibles	659
Rent expense	42,505
Share-based compensation expense	7,373
Asset impairments	3,438
Equity in earnings of subsidiaries	(72)
Bad debt expense	2,696
Amortization of debt issuance costs	2,071
Non-cash accruals	3,216
Other	82
Consolidated EBITDAR	$201,296

Adjusted Total Debt to Consolidated EBITDAR – Actual	2.85x
Maximum allowed per covenant (1)	4.00x

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

We expect to generate free cash flow of $21.0 to $25.0 million during the remainder of fiscal 2010, a substantial portion of which will be dedicated to the reduction of debt.

Minimum Fixed Charge Coverage
Our fixed charge coverage ratio compares Consolidated EBITDAR (as discussed above) to interest and cash-based rents.

The following shows our computation of our fixed charge coverage ratio (in thousands):

Twelve Months
Ended
March 2, 2010
Consolidated EBITDAR	$201,296

Interest expense	$21,111
Cash rents*	39,277
Total	$60,388

* Non-GAAP measure.  See below for discussion regarding reconciliation to GAAP-based amounts.

Fixed Charge Covenant – Actual	3.33	x
Minimum allowed per covenant (2)	2.25	x

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

We reported net income of $431.2 million for the period of fiscal 2004-2008 and a net loss for fiscal 2009.  Under our covenants, this level of net income results in a consolidated net worth requirement, as defined, of $407.8 million.  Excluding the impact of the goodwill impairment ($14.0 million, net of tax) and other intangible asset impairments ($0.3 million, net of tax), the sum of the par value of our common stock, additional paid in capital and retained earnings as of March 2, 2010 was $545.8 million.

Non-GAAP Amounts Used in Debt Covenant Calculations
As previously discussed, we use various non-GAAP amounts in our Adjusted Total Debt, Consolidated EBITDAR, and Fixed Charge covenant calculations.  Two of the amounts presented in the Adjusted Total Debt calculation, the present value of operating leases and letters of credit, are off-balance sheet and there is no corresponding amount presented in our Condensed Consolidated Balance Sheets.  We do have a $1.2 million liability for guarantees recorded in our Condensed Consolidated Balance Sheet.  The amount on the balance sheet is the fair value of our guarantee, which is $46.9 million lower than the amount presented in our debt covenant calculations ($48.1 million, the full amount of the guarantee).

Our Minimum Fixed Charge Coverage ratio allows for recurring cash rents to be included in the denominator.  Cash rents ($39.3 million on a rolling 12 month basis) differ from rents determined in accordance with GAAP ($42.5 million) by the following (amounts in thousands):

Cash rents	$39,277
Change in rent accruals	(5,204)
Rent settlements	8,432
GAAP-based rent expense	$42,505

Significant Contractual Obligations and Commercial Commitments

Long-term financial obligations were as follows as of March 2, 2010 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Notes payable and other long-term debt, including
current maturities (a)	$38,150	$4,541	$9,889	$8,121	$15,599
Revolving credit facility (a)	163,700	–	163,700	–	–
Unsecured senior notes
(Series A and B) (a)	120,567	78,999	21,989	19,579	–
Interest (b)	29,787	9,418	10,612	4,191	5,566
Operating leases (c)	342,651	38,927	71,436	59,267	173,021
Purchase obligations (d)	134,534	73,367	27,575	21,181	12,411
Pension obligations (e)	32,149	10,774	5,500	5,054	10,821
Total (f)	$861,538	$216,026	$310,701	$117,393	$217,418

(a)	See Note G to the Condensed Consolidated Financial Statements for more information.
(b)
Amounts represent contractual interest payments on our fixed-rate debt instruments.  Interest payments on our variable-rate revolving credit facility and variable-rate notes payable with balances of $163.7 million and $2.4 million, respectively, as of March 2, 2010 have been excluded from the amounts shown above, primarily because the balance outstanding under the Credit Facility, described further in Note G of the Condensed Consolidated Financial Statements,  fluctuates daily.  Additionally, the amounts shown above include interest payments on the Series A and B Notes at the current interest rates of 6.44% and 7.17%, respectively.  These rates could be different in the future based upon certain leverage ratios.

(c)
This amount includes operating leases totaling $18.9 million for which sublease income of $18.9 million from franchisees or others is expected.  Certain of these leases obligate us to pay maintenance costs, utilities, real estate taxes, and insurance, which are excluded from the amounts shown above.  See Note F to the Condensed Consolidated Financial Statements for more information.

(d)	The amounts for purchase obligations include commitments for food items and supplies, telephone, utility, and other miscellaneous commitments.
(e)	See Note I to the Condensed Consolidated Financial Statements for more information.
(f)	This amount excludes $3.6 million of unrecognized tax benefits due to the uncertainty regarding the timing of future cash outflows associated with such obligations.

Commercial Commitments (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	Years
Letters of credit (a)	$ 13,817	$ 13,817	$ –	$ –	$ –
Franchisee loan guarantees (a)	48,061	47,341	720	–	–
Divestiture guarantees	6,600	479	979	996	4,146
Total	$ 68,478	$ 61,637	$ 1,699	$ 996	$ 4,146

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

Accounting Pronouncements Adopted in Fiscal 2010
As discussed in Note N to the Condensed Consolidated Financial Statements, in the first quarter of fiscal 2010 we adopted ASC 820, “Fair Value Measurements and Disclosures” for nonfinancial assets and liabilities and ASC 825, “Financial Instruments,” which requires disclosures about the fair values of financial instruments in interim as well as annual financial statements.  The adoption of this guidance had no significant impact on the Company during the 39 weeks ended March 2, 2010.

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

In April 2009, the FASB issued guidance requiring fair value disclosures on an interim basis for financial instruments that are not reflected in the consolidated balance sheets at fair value.  Prior to the issuance of this guidance, the fair values of those financial instruments were only disclosed on an annual basis.  The guidance is effective for interim reporting periods that end after June 15, 2009 (our fiscal 2010 first quarter).  See Note N to our Condensed Consolidated Financial Statements for further information about the fair value of our financial instruments.

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

In February 2010, the FASB issued guidance to remove the requirement for an entity that files financial statements with the SEC to disclose a date through which subsequent events have been evaluated.  The adoption of this guidance during our current fiscal quarter did not have any impact on our Condensed Consolidated Financial Statements.

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

In January 2010, the FASB issued fair value guidance requiring new disclosures and clarification of existing disclosures for assets and liabilities that are measured at fair value on either a recurring or non-recurring basis.  The guidance requires disclosure of transfer activity into and out of Level 1 and Level 2 fair value measurements and also requires more detailed disclosure about the activity within Level 3 fair value measurements.  The majority of the requirements in this guidance are effective for interim and annual periods beginning after December 15, 2009 (our fiscal 2010 fourth quarter).  Requirements related to Level 3 disclosures are effective for annual and interim periods beginning after December 15, 2010 (our fiscal 2011 fourth quarter).  We are currently evaluating the impact of this guidance on our Condensed Consolidated Financial Statement disclosures.

Known Events, Uncertainties and Trends:

Financial Strategy and Stock Repurchase Plan

Our financial strategy is to utilize a prudent amount of debt, including operating leases, letters of credit, and any guarantees, to minimize the weighted average cost of capital while allowing financial flexibility.  This strategy has periodically allowed us to repurchase RTI common stock.  During the 39 weeks ended March 2, 2010, we repurchased no shares of RTI common stock.  Although 7.9 million shares remained available for purchase under existing programs at March 2, 2010, our loan agreements, as amended in fiscal 2008, prohibit the repurchase of our common stock until we achieve certain leverage thresholds for two consecutive fiscal quarters.  As of the end of our third quarter of fiscal 2010, we had achieved these thresholds for one fiscal quarter.  Should we again achieve the required threshold in our fourth quarter, we will be allowed to repurchase stock under our debt covenants.  Were we to achieve these leverage thresholds, however, the repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors and no assurance can be given that shares will be repurchased in the future.

Dividends

During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to our shareholders.  As noted above, following the amendment to the Credit Facility and the amendment and restatement of the notes issued in the Private Placement we may not pay a dividend until we achieve certain leverage thresholds for two consecutive fiscal quarters.  As of the end of our third quarter of fiscal 2010, we had achieved these thresholds for one fiscal quarter.  Should we again achieve the required threshold in our fourth quarter, we will be allowed to pay dividends under our debt covenants.  Were we to achieve these leverage thresholds, however, the payment of a dividend in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors and no assurance can be given that dividends will be paid in the future.

Franchising and Development Agreements

Our agreements with franchise partnerships allow us to purchase an additional 49% equity interest for a specified price.  We have chosen to exercise that option in situations in which we expect to earn a return similar to or better than that which we expect when we invest in new restaurants.  During the 39 weeks ended March 2, 2010, we did not exercise our right to acquire an additional 49% equity interest in any franchise partnerships.  We currently have a 1% ownership in seven of our 13 franchise partnerships, which collectively operated 47 Ruby Tuesday restaurants at March 2, 2010.

Our franchise agreements with the franchise partnerships allow us to purchase all remaining equity interests beyond the 1% or 50% we already own, for an amount to be calculated based upon a predetermined valuation formula.  During the 39 weeks ended March 2, 2010, we did not exercise our right to acquire the remaining equity interests of any of our franchise partnerships.  We currently have a 50% ownership in six of our 13 franchise partnerships which collectively operated 70 Ruby Tuesday restaurants at March 2, 2010.

To the extent allowable under our debt facilities, we may choose to sell existing restaurants or exercise our rights to acquire an additional equity interest in franchise partnerships during the remainder of fiscal 2010 and beyond.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices.  The interest rate charged on our Credit Facility can vary based on the interest rate option we choose to utilize.  Our options for the rate are the Base Rate or LIBO Rate plus an applicable margin.  The Base Rate is defined to be the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.5%.  The applicable margin is zero to 2.5% for the Base Rate loans and a percentage ranging from 1.0% to 3.5% for the LIBO Rate-based option.  As of March 2, 2010, the total amount of outstanding debt subject to interest rate fluctuations was $166.1 million.  A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of $1.7 million per year, assuming a consistent capital structure.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 2, 2010.

Changes in Internal Controls

During the fiscal quarter ended March 2, 2010, there were no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business.  We provide reserves for such claims when payment is probable and estimable in accordance with U.S. generally accepted accounting principles.  At this time, in the opinion of management, the ultimate resolution of pending legal proceedings will not have a material adverse effect on our operations, financial position, or cash flows.  See Note M to the Condensed Consolidated Financial Statements for further information about our legal proceedings as of March 2, 2010.

ITEM 1A.

RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended June 2, 2009 in Part I, Item 1A. Risk Factors.  There have been no material changes from the risk factors previously disclosed in our Form 10-K.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From time to time our Board of Directors has authorized the repurchase of shares of our common stock as a means to return excess capital to our shareholders.  The timing, price, quantity and manner of the purchases have been made at the discretion of management, depending upon market conditions and the restrictions contained in our loan agreements.  Although 7.9 million shares remained available for purchase under existing programs at March 2, 2010, our loan agreements, as amended in fiscal 2008, prohibit the repurchase of our common stock until we achieve certain leverage thresholds for two consecutive fiscal quarters.  These thresholds were not achieved during the first two quarters of fiscal 2010 and thus we did not repurchase any shares of RTI common stock.  As of the end of our third quarter of fiscal 2010, we had achieved these thresholds for one fiscal quarter.  Should we again achieve the required threshold in our fourth quarter, we will be allowed to repurchase stock under our debt covenants.  Were we to achieve these leverage thresholds, however, the repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors and no assurance can be given that shares will be repurchased in the future.

ITEM 5.

OTHER INFORMATION

On April 7, 2010, we entered into indemnification agreements (the “Indemnification Agreements”) with each of Dr. Ratajczak, Ms. Arnold, and Messrs. Beall, Clayton, Haslam, Lanigan, Martin and Sadove, the members of the Company's board of directors, at their quarterly board meeting.  Pursuant to the Indemnification Agreements, we have agreed, in certain circumstances, to indemnify each director against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement incurred as a result of the fact that the director, in his or her capacity as a director and officer, if applicable, of the Company, is made or threatened to be made a party to any suit or proceeding.  The Indemnification Agreements also provide for the advancement of expenses to each director in connection with any suit or proceeding.  The description above is a summary of the terms of the Indemnification Agreements.  The form Indemnification Agreement is attached to this report as Exhibit 10.1 and is incorporated herein by reference.

ITEM 6.

EXHIBITS

The following exhibits are filed as part of this report:

 Exhibit No.

10.1	Form of Indemnification Agreement, dated April 7, 2010.

31.1	Certification of Samuel E. Beall, III, Chairman of the Board, President, and Chief Executive Officer.

31.2	Certification of Marguerite N. Duffy, Senior Vice President, Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.
(Registrant)

Date: April 7, 2010	BY: /s/ MARGUERITE N. DUFFY —————————————— Marguerite N. Duffy Senior Vice President and Chief Financial Officer and Principal Accounting Officer