Form 10-K
period 2010-06-01
RUBY TUESDAY INC
filed 2010-08-02
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: June 1, 2010

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

Large accelerated filer ☐         Accelerated filer ☒         Non-accelerated filer ☐         Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last day of the second fiscal quarter ended December 1, 2009 was $414,050,485 based on the closing stock price of $6.42 on December 1, 2009.

The number of shares of the registrant's common stock outstanding as of July 26, 2010, the latest practicable date prior to the filing of this Annual Report, was 64,783,628.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2010 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, is incorporated by reference into Part III hereof.

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

We began our traditional franchise program in 1997 with the opening of one domestically and two internationally franchised Ruby Tuesday restaurants. The following year, we introduced a program we call our “franchise partnership program,” under which we own 1% or 50% of the equity of each of the entities that own and operate Ruby Tuesday franchised restaurants. We do not own any of the equity of entities that hold franchises under our traditional franchise programs. As of June 1, 2010, we had 46 franchisees, comprised of 13 franchise partnerships, 14 traditional domestic and 19 traditional international franchisees. Of these franchisees, we have signed agreements for the development of new franchised Ruby Tuesday restaurants with 3 franchise partnerships, 11 traditional domestic and 12 traditional international franchisees.  In conjunction with the signing of the franchise agreements, between fiscal 1997 and 2002, we sold 124 Ruby Tuesday restaurants in our non-core markets to our franchisees.  Seven additional Ruby Tuesday restaurants were sold or leased by the Company to franchise partnerships in fiscal 2007.  In addition, the 12 international franchisees hold rights as of June 1, 2010 to develop Ruby Tuesday restaurants in 25 countries.

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

Operations
We own and operate the Ruby Tuesday concept that offers food, quality, and service such that it is positioned to be in the higher end of the bar and grill segment of casual dining. We also offer franchises for the Ruby Tuesday concept in domestic and international markets.  As of June 1, 2010, we owned and operated 656 casual dining restaurants, located in 27 states and the District of Columbia. Also, as of June 1, 2010, the franchise partnerships operated 116 restaurants and traditional franchisees operated 49 domestic and 58 international restaurants.  A listing of the states and countries in which our franchisees operate is set forth below in Item 2 entitled “Properties.”

Ruby Tuesday restaurants serve simple, fresh, American food with a wide variety of appetizers, handcrafted burgers, a garden bar, which offers up to 46 items, steaks, fresh chicken, crab cakes, lobster, salmon, tilapia, fork-tender ribs, and more.  Burger choices include such items as beef, bison, turkey, chicken, and crab.  Entree selections typically range in price from $6.99 to $18.99.  Where appropriate, we also offer our RubyTueGo® curbside service and a delivered-meals catering program for businesses, organizations, and group events at both Company-owned and franchised restaurants.

Casual dining is intensely competitive with respect to prices, services, convenience, locations, and the types and quality of food.  We compete with other food service operations, including locally-owned restaurants, and other national and regional restaurant chains that offer similar types of services and products as we do.  In 2005, our analysis of the bar and grill segment within casual dining indicated that many concepts, including Ruby Tuesday, were not clearly differentiated.  We believed that as the segment continued to mature, the lack of differentiation would make it increasingly difficult to attract new guests.  Consequently, we created brand reimaging initiatives discussed below to implement our strategy of clearly differentiating Ruby Tuesday from our competitors.  We implemented our strategy in stages, first focusing on food, then service, and in 2007, we embarked on the most capital-intensive aspect of our reimaging program – the creation of a fresh new look for our restaurants.  We believe that Ruby Tuesday, as a result of these initiatives, is well positioned for the future.

Uncompromising Freshness and Quality.  Our first initiative to reimage our brand focused on our food, with an overall emphasis on freshness.  Virtually every item on our menu is made with the freshest of ingredients, in line with our high quality casual dining positioning.  Our new differentiated high-quality seafood menu items include lobster and crab cakes made from jumbo lump crab meat.  Our chicken breasts are fresh, not frozen, all natural, and contain no growth hormones.  Our burgers are made from 100% choice, fresh, never frozen, beef and served with crisp leaf lettuce, and fresh, cold-pack pickles on an artisan bun.  Our freshness also applies to our appetizers which include fresh, made-to-order guacamole.  We also upgraded our beverage offerings.  For example, we make non-alcoholic drinks to-order from fresh berries and fresh lemon, mango, and pomegranate juices.  Our cocktails are made with premium call-brand spirits and we also offer an extensive handcrafted beer and wine selection.

Gracious Hospitality.  In the second phase of the reimaging, we upgraded our restaurant-level team by implementing new performance standards, advanced training, and a more rigorous selection process.  We also implemented a new service system to enable our servers to focus more attention on the guest.  Servers are now assisted by service support staff (“Quality Service Specialists”), similar to those found in higher-end restaurants.  Recently we changed our restaurant management structure so assistant managers are now designated as either a guest service specialist or a culinary specialist depending upon their individual passions and skill sets, instead of functioning as generalists in our previous management structure.  This program is enabling us to more consistently execute at high quality, casual dining levels in both food and service quality.

Fresh New Look.  Only after the food and service improvements were implemented did we undertake the capital-intensive restaurant remodeling aspect of our reimaging.  We designed a contemporary appearance and atmosphere for our restaurants, which included the elimination of dated elements such as Tiffany-style lamps and antiques and memorabilia that previously adorned our walls.  Over an approximately 15-month period ending in the summer of 2008, we invested $62 million to reimage approximately 650 Company-operated restaurants.

Compelling Value.  We believe our guests perceive “value” as a combination of food quality, service, restaurant atmosphere, menu variety, and price.  However, as the economy has weakened, we believe that price has become increasingly important to our guests.  With an average net check of approximately $11.50 to $12.00 for fiscal 2010, we believe our menu pricing provides a compelling value proposition.

At June 1, 2010, we owned and operated restaurants concentrated primarily in the Southeast, Northeast, Mid-Atlantic and Midwest of the United States.  We consider these regions to be our core markets.  We believe our business sector is overbuilt and demand has declined.  In part because of this, we have suspended our new restaurant openings such that there were no openings of Company-owned Ruby Tuesday concept restaurants during fiscal 2010 and, with the exception of restaurants to be added upon acquisition of certain domestic franchisees as discussed below, there are only one or two openings of Ruby Tuesday concept restaurants planned for fiscal 2011.

We have a goal of getting more out of existing restaurants by generating higher revenues and thus more profit and cash flow with minimal capital investment.  To that end, on February 17, 2010, we entered into a licensing agreement with Jim N Nicks Barbq Riverchase, Inc. (“Jim ‘N Nick’s”) which allows us to operate multiple restaurants under the Jim ‘N Nick’s Bar-B-Q® name.  Jim ‘N Nick’s is an Alabama-based barbeque concept that currently operates 27 restaurants in seven states.  Under the terms of the agreement, we will pay a licensing fee to Jim ‘N Nick’s of 3.0% of gross sales of any Jim ‘N Nick’s concept restaurant we open.  Jim ‘N Nick’s has the option to terminate future development rights if we do not operate 27 or more Jim ‘N Nick’s concept restaurants within five years of RTI opening the first Jim ‘N Nick’s restaurant.  Management has yet to determine if it will open 27 or more Jim ‘N Nick’s restaurants within five years.

In addition, and as disclosed in Note 15 to the Consolidated Financial Statements, on July 22, 2010, we entered into a licensing agreement with Gourmet Market, Inc. which allows us to operate multiple restaurants under the Truffles®

name.  Truffles is an upscale café concept that currently operates three restaurants in the vicinity of Hilton Head Island, South Carolina.  The Truffles concept offers a diverse menu featuring soups, salads, and sandwiches, a signature chicken pot pie, house-breaded fried shrimp, pasta, ribs, steaks, and a variety of desserts.  Under the terms of the agreement, we will pay a licensing fee to Gourmet Market, Inc. of 2.0% of gross sales of any Truffles we open.  Gourmet Market, Inc. has the option to terminate future development rights if we do not operate 18 or more Truffles restaurants within five years or 40 or more Truffles within 10 years of the effective date of the agreement.  Management has yet to determine if it will open 18 or more Truffles restaurants within five years or 40 or more Truffles within 10 years.

We are currently evaluating the conversion of certain lower performing Ruby Tuesday concept restaurants to the Jim ‘N Nick’s, Truffles, and Wok Hay concept restaurants.  We currently anticipate converting one to three company-owned Ruby Tuesday concept restaurants to each of these concepts in fiscal 2011.

Franchising
As previously noted, as of June 1, 2010, we had franchise arrangements with 46 franchise groups which operate Ruby Tuesday restaurants in 27 states, Guam, and in 14 foreign countries.

As of June 1, 2010, there were 223 franchise restaurants, including 116 operated by franchise partnerships.  We acquired no restaurants from franchise partnerships in either fiscal 2010 or 2009.  We acquired no restaurants from traditional franchisees in fiscal 2010 and one restaurant in fiscal 2009.  Franchisees opened six restaurants in fiscal 2010, 19 restaurants in fiscal 2009, and 14 restaurants in fiscal 2008.  As discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which appears in Part II, Item 7 of this Form 10-K, we anticipate acquiring Ruby Tuesday concept restaurants from two franchise partnerships in early fiscal 2011.  We anticipate that our remaining franchisees will open approximately six restaurants in fiscal 2011.

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

For each restaurant developed under a domestic development agreement, a franchisee is currently obligated to pay a development fee of $10,000 per restaurant (at the time of signing a development agreement), an initial franchise fee (which typically is $35,000 for domestic franchisees), and a royalty fee equal to 4.0% of the restaurant’s monthly gross sales, as defined in the franchise agreement.  Development and operating fees for international franchise restaurants vary.

Additionally, we offer support service agreements for domestic franchisees.  Under the support services agreements, we have one level of support, which is required for franchise partnerships and optional for traditional franchisees, in which we provide specified services to assist the franchisees with various aspects of the business including, but not limited to, processing of payroll, basic bookkeeping and cash management.  Fees for these services are typically contracted to be 2.5% of monthly gross sales for franchise partnerships and about 1.5% for traditional franchisees, as defined in the franchise agreement.  There is also a required level of support services for traditional franchisees in which we charge a fee to cover certain information technology related support that we provide.  All domestic franchisees also are required to pay a marketing and purchasing fee of 1.5% of monthly gross sales.  At times of economic downturn, we have occasionally chosen to temporarily lower these fees.  Under the terms of the franchise agreements, we also require all domestic franchisees to contribute a percentage of monthly gross sales, currently 0.5%, to a national advertising fund formed to cover their pro rata portion of the costs associated with our national advertising campaign.  Under these terms, we can charge up to 3.0% of monthly gross sales for this national advertising fund.

While financing is the responsibility of the franchisee, we make available to the domestic franchisees information about financial institutions that may be interested in financing the costs of restaurant development for qualified franchisees.  Additionally, in limited instances, and only with regard to the franchise partnerships, we provide partial guarantees to certain of these lenders.

We provide ongoing training and assistance to all of our franchisees in connection with the operation and management of each restaurant through the Ruby Tuesday Center for Leadership Excellence, our training facility, meetings, on-premises visits, computer-based training (“CBT”), and by written or other material.

Training
The Ruby Tuesday Center for Leadership Excellence, located in our Maryville, Tennessee Restaurant Support Services Center, serves as the centralized training center for all of our and the franchisees’ managers, multi-restaurant operators and other team members.  Facilities include classrooms, a test kitchen, and the Ruby Tuesday Culinary Arts Center, which opened in fiscal 2007.  The Ruby Tuesday Center for Leadership Excellence provides managers with the opportunity to assemble for intensive, ongoing instruction and hands on interaction through our WOW-U® training sessions.  Programs include classroom instruction and various team building activities and competitions, which are designed to contribute to the skill and enhance the dedication of the Company and franchise teams in addition to strengthening our corporate culture.  In addition to the centralized training at the Ruby Tuesday Center for Leadership Excellence, we introduced field training classes during fiscal 2010.  These field training classes were held for bartenders, managers, and general managers.  The field classes partnered the training team along with operational leadership to provide direct training and development in order to reach a large audience faster, and make an immediate impact on our team.

We also offer all team member training materials in a CBT format.  CBT enables us to leverage technology to provide an even higher quality interactive training experience and allows for testing at every level to calibrate our team members’ skill levels and promotes self-paced, ongoing development.

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

Beginning in fiscal 2010, we have purchased lobster in advance of our needs and stored it in third-party facilities prior to our distributor taking possession of the inventory.  Once the lobster is moved to our distributor’s facilities, we transfer ownership to the distributor.  We later reacquire the inventory from our distributor upon its subsequent delivery to our restaurants.

Trade and Service Marks of the Company
We and our affiliates have registered certain trade and service marks with the United States Patent and Trademark

Office, including the name “Ruby Tuesday.” RTI holds a license to use all such trade and service marks from our affiliates, including the right to sub-license the related trade and service marks. We believe that these and other related marks are of material importance to our business. Registration of the Ruby Tuesday trademark expires in our 2015 fiscal year, unless renewed.  We expect to renew this registration at the appropriate time.

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

Government Regulation
We and our franchisees are subject to various licensing requirements and regulations at both the state and local levels, related to zoning, land use, sanitation, alcoholic beverage control, and health and fire safety. We have not encountered significant difficulties or failures in obtaining the required licenses or approvals that could delay the opening of a new restaurant or the operation of an existing restaurant nor do we presently anticipate the occurrence of any such difficulties in the future. Our business is subject to various other regulations by federal, state and local governments, such as compliance with various health care, minimum wage, immigration, and fair labor standards. Compliance with these regulations has not had, and is not expected to have, a material adverse effect on our operations.

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

Personnel
As of June 1, 2010, we employed approximately 20,800 full-time and 14,400 part-time employees, including approximately 373 support center management and staff personnel.  We believe that our employee relations are good and that working conditions and employee compensation are comparable with our major competitors. Our employees are not covered by a collective bargaining agreement.

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

Executive Officers
Our executive officers are appointed by and serve at the discretion of our Board of Directors. Information regarding our executive officers as of August 2, 2010, is provided below.

Name	Age	Position

Samuel E. Beall, III	60	Chairman of the Board, President and Chief Executive Officer
Kimberly M. Grant	39	Executive Vice President
Marguerite N. Duffy	49	Senior Vice President, Chief Financial Officer
Nicolas N. Ibrahim	49	Senior Vice President, Chief Technology Officer
Robert F. LeBoeuf	48	Senior Vice President, Chief People Officer
Mark D. Young	43	Senior Vice President, Chief Marketing Officer

Mr. Beall has served as Chairman of the Board and Chief Executive Officer of the Company since May 1995 and also as President of the Company since July 2004.  Mr. Beall served as President and Chief Executive Officer of the Company from June 1992 to May 1995 and President and Chief Operating Officer of the Company from September 1986 to June 1992.  Mr. Beall founded Ruby Tuesday in 1972.

Ms. Grant joined the Company in June 1992 and was named Executive Vice President in April 2007.  From January 2005 to April 2007, Ms. Grant served as Senior Vice President, Operations, from September 2003 to January 2005, as Vice President, Operations, from June 2002 to September 2003, as Regional Partner, Operations, and served in various other positions from June 1992 until June 2002.  Ms. Grant earned her Master of Science in Banking and Financial Services Management from Boston University on June 26, 2010.

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

Item 1A. Risk Factors

Our business and operations are subject to a number of risks and uncertainties.  The risk factors discussed below may cause actual results to differ materially from those expressed in any forward looking statement.

The current economic situation could adversely affect our business, results of operations, liquidity and capital resources.

The U.S. economy continues to experience volatility due to uncertainties related to availability of credit, difficulties in the banking and financial services sectors, softness in the housing market, diminished market liquidity, volatile consumer confidence and high unemployment rates.  Our business is dependent to a significant extent on national, regional and local economic conditions, particularly those that affect our guests that frequently patronize our restaurants.  In particular, where our customers’ disposable income available for discretionary spending is reduced (such as by job losses, credit constraints and higher housing, taxes, energy, interest or other costs) or where the perceived wealth of customers has decreased (because of circumstances such as lower residential real estate values, increased foreclosure rates, increased tax rates or other economic disruptions), our business could experience lower sales and customer traffic as potential customers choose lower-cost alternatives or choose alternatives to dining out.  Any resulting decreases in customer traffic or average value per transaction could negatively impact our financial performance, as reduced revenues may result in downward pressure on margins.  These factors could reduce our Company-owned restaurants’ gross sales and profitability.  These factors could also reduce gross sales of franchised restaurants, resulting in lower royalty payments from franchisees, and reduce profitability of franchise restaurants, potentially impacting the ability of franchisees to make royalty payments as they become due.  Reduction in cash flows from either Company-owned or franchised restaurants could have a material adverse effect on our liquidity and capital resources.

We may fail to reach our growth goals, including sales, which may negatively impact our continued financial and operational success.

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

In fiscal 2008 and 2009 we lost a portion of our customer base following an effort to move our brand towards a high quality casual dining restaurant and away from the traditional bar and grill category.  While we believe that the changes were necessary for the long-term success of our Company, they were completed at a time when our guests were facing economic pressures due to rising costs of gasoline, utilities and food.  We tempered our sales declines in fiscal 2010, after having closed a number of unprofitable restaurants in fiscal 2009, in part by offering value incentives such as “Buy One Entree Get One Free”.   Throughout the second half of fiscal 2010, we shifted our strategy such that our value incentives more frequently were “Buy One Entree Get One Free Up to $10”.  To continue to turn around our declining sales, we must continue to provide high levels of quality in terms of both food and service and a strong perception of value to our guests.  We must also develop a comprehensive marketing approach that overcomes our disadvantage of having a substantially lower advertising budget relative to some of our competitors.  The risk of ineffective marketing decisions could further negatively impact our overall sales strategy, and thus continued success.

As mentioned above, one factor integral to our success is our ability to persuade our customers of the compelling value in paying our prices for higher-quality food and guest experience.  To deliver on our promise of “Simple, Fresh, American Dining,” we offer steaks, all fresh chicken, crab, lobster, burgers, an enhanced garden bar, and premium beverages.  If we are not successful at educating our customer about the value and quality of our products or our customers reject our pricing approach, then we may have to change our marketing or pricing strategies which could also negatively impact our growth goals.

Although a significant portion of our historical growth has been attributable to opening new restaurants, due to a perceived saturation of the market with casual dining restaurants, we have changed our strategy such that we did not open any Company-owned restaurants in fiscal 2010 and only plan to open up to a few Ruby Tuesday concept restaurants in fiscal 2011.  As part of our strategy to find ways to get more sales and profits out of existing assets, and in part due to the placement of certain of our Ruby Tuesday concept restaurants in hypercompetitive markets, our plans for fiscal 2011 include a test as to whether we can successfully grow sales and profits by converting certain existing Ruby Tuesday restaurants into other concepts.  Three such choices currently available to us are Jim ‘N Nicks, a restaurant concept specializing in the sale of barbeque and related food items largely prepared “from scratch”, Truffles, an upscale café offering a diverse menu, and Wok Hay, a full service Asian restaurant.  We are also exploring the possibilities of selected franchise acquisitions.

Though believed to be a smaller risk than not achieving growth through increased same-restaurant sales, there are risks associated with restaurant openings and conversions, including, but not limited to, selection of sites that will support a profitable level of sales and generate returns on investment that exceed our cost of capital, the acceptance of our concepts in new markets, and the recruitment of qualified operating personnel.

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

The profitability of our restaurants also depends on our ability to adapt the brand in such a way that consumers see us as fresh and relevant.  In addition, the results of our currently high performing restaurants may not be indicative of their long-term performance, as factors affecting their success may change.  Among others, one potential impact of declining profitability of our restaurants is increased asset impairment charges.  This could be significant as property and equipment represented 89% of our total assets at June 1, 2010.

The inability of our franchises to operate profitable restaurants may negatively impact our continued financial success.

We operate franchise programs with domestic franchise partnerships and traditional domestic and international franchisees.  In addition to the income (or offsetting the losses) we record under the equity method of accounting from our investment in certain of these franchises, we also collect royalties, marketing, and purchasing fees, and in some cases support service fees, as well as interest and other fees from the franchisees.  At times of economic downturn, we have occasionally chosen to temporarily lower these fees.  Further, as part of the franchise partnership program, we serve as guarantor for three credit facilities, two of which are no longer active.  The ability of these franchise groups to continually generate profits impacts our overall profitability and our brand image.

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

Concurrent with these risks, should the financial stability of our franchisees deteriorate and we opt for brand-protective or other reasons to increase our level of support, we could be required to consolidate certain of them under the provisions of guidance issued by the Financial Accounting Standards Board.  We have concluded based on our most recent analyses prepared using financial information obtained from the franchise entities that we are not required as of June 1, 2010 to consolidate any of them.  However, as the U.S. economy remains volatile, we anticipate that we will receive increased requests for financial support from certain of our franchisees, particularly the franchise partnerships.  Should we opt to provide that support, the likelihood we would then be required to consolidate the entities making the requests (most likely those in the weakest financial condition) increases and, our financial performance likely would be negatively impacted.  Alternatively, should we opt to not provide requested support, our franchisees’ financial struggles could accelerate and possibly, in a worst case, lead certain of them to bankruptcy, at which point we would likely be required to make payments according to the terms of any loans for which we had previously provided a guaranty in addition to payments on any leases subleased to franchisees for which we remain primarily liable.

Food safety and food-borne and pandemic illness concerns could adversely affect consumer confidence in our restaurants.

We face food safety issues that are common to the food industry.  We work to provide a clean, safe environment for both our guests and employees.  Otherwise, we risk losing guests and/or employees due to unfavorable publicity and/or a lack of confidence in our ability to provide a safe dining and/or work experience.

Food-borne illnesses, such as E. coli, hepatitis A, trichinosis, or salmonella, are also a concern for our industry.  We can and do attempt to purchase food from reputable suppliers/distributors and have certain procedures in place to ensure safety and quality standards, but we can make no assurances regarding whether these supplies may contain contaminated goods.  Further, concerns and/or unfavorable publicity over health issues and pandemic illness, such as the impact of the H1N1 influenza A virus or the Norovirus, could have adverse consequences for our industry.

In addition, we cannot ensure the continued health of each of our employees.  We provide health-related training for each of our staff and strive to keep ill employees away from other employees, guests, and food items.  However, we may not be able to detect when our employees are sick until the time that their symptoms occur, which may be too late if they have prepared/served food for our guests.  The occurrence of an outbreak of a food-borne illness, whether at one of our restaurants or one of our competitors, could result in temporary store closings or other negative publicity that could adversely affect our sales and profitability.

We may be required to recognize additional impairment charges.

We assess our goodwill, trademarks and other long-lived assets as and when required by generally accepted accounting principles in the United States to determine whether they are impaired.  As discussed further in Note 8 to our Consolidated Financial Statements, given our lowered stock price, declines in same-restaurant sales, and the overall economic conditions and challenging environment for the restaurant industry, we concluded during the second quarter of fiscal 2009 that our goodwill was impaired and recorded a charge of $19.0 million ($14.0 million, net of tax), representing the full value of goodwill.  Additionally, during the third quarter of fiscal 2009 we implemented a plan to close 43 restaurants and announced our intention to close an additional 30 restaurants over the next several years.  Based upon our reviews in fiscal 2010, 2009, and 2008, we recorded impairments of $3.2 million, $41.1 million, and $4.3 million, respectively.  Excluding that relating to goodwill, the majority of these charges were for restaurant impairments.

If market conditions at these restaurants, or system-wide levels, deteriorate, or if operating results decline unexpectedly, we may be required to record additional impairment charges.  Additional impairment charges would reduce our reported earnings for the periods in which they are recorded.

We may be unable to remain competitive because we are a leveraged company with restrictive financial covenants, and any potential inability to meet financial covenants contained in any of our indebtedness or guarantees could adversely affect our liquidity, financial condition, or results of operations.

Although we have repaid $204.1 million of our long-term debt during fiscal 2010, we owed $289.3 million in debt and capital lease obligations at June 1, 2010, and guaranteed a further $51.7 million in debt.  The indebtedness requires us to dedicate a portion of our cash flows from operating activities to principal and interest payments, which could prevent or limit our ability to proceed with operational improvement initiatives.

The two most significant loans we have are our revolving credit facility ($203.8 million outstanding at June 1, 2010) (the “Credit Facility”) and our Series B senior notes ($48.4 million outstanding at June 1, 2010) (the “Private Placement”).  The Credit Facility and Series B senior notes mature in fiscal 2012 and 2013, respectively.  We cannot give assurance that we will be able to repay or refinance the Credit Facility and/or Series B senior notes or our other borrowings when due on favorable terms or at all, which could have a material adverse effect on us.

The most significant portion of our guarantees is attributable to a $48 million credit facility which assists franchise partnerships with working capital needs (the “Franchise Facility”).  This guaranty can be partial or full for a particular franchise partnership depending upon the financial strength of the particular franchise partnership.  As of June 1, 2010, amounts outstanding under the Franchise Facility relating to all of the franchise partnerships that were borrowers thereunder were fully guaranteed by us.  Under the guaranty, if the Franchise Facility were to be unwound, we could be required to repay the lenders for all then-outstanding borrowings, not just the amounts which would be owed should individual franchise partnerships default.  Actions of the franchise partnerships that are outside of our control, such as franchise partnerships defaulting under the Franchise Facility, could cause the Franchise Facility to be unwound, which would mean that loan commitments under the Franchise Facility can no longer be established, extended or renewed.  Additionally, if we fail to pay any amount due under the Franchise Facility, breach any representations or warranties, fail to meet any covenants, file for bankruptcy, fail to pay any debt when due or if a judgment is awarded against us in excess of $10 million and enforcement proceedings have commenced upon such judgment or a stay of enforcement of such judgment has not been in effect for a period of 30 consecutive days, then the lenders under the Franchise Facility could terminate the loan commitment and demand that we purchase all outstanding loans and loan commitments and assume the obligations.  Further, in such situation, if 51% of the participating lenders under the Franchise Facility request in writing, they can declare all loans due and payable, which could have a material adverse effect on us.  At June 1, 2010, the total amount outstanding under the Franchise Facility was $47.3 million.

While we were successful in negotiating amendments to the Credit Facility, the Private Placement, and the Franchise Facility when needed during fiscal 2008, if we were to violate any of our financial or other covenants in the future and either agreements cannot be reached with our lenders or agreements are reached but we do not meet the revised covenants, our lenders could exercise their rights under the indebtedness and guaranty, including requiring immediate repayment of all borrowings, which could have a material adverse effect on us.  Moreover, if any agreements were reached with our lenders, they might require us to pay higher interest rates.

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

Our business can be negatively impacted by many factors, including those which affect the restaurant only at the local level as well as others which attract national or international attention.   Risks that could cause us to suffer losses include, but are not necessarily limited to, the following:

•	economic factors (including economic slowdowns or other inflation-related issues);
•	demographic changes, particularly with regard to dining and discretionary spending habits, in the areas in which our restaurants are located;
•	changes in consumer preferences;

•	changes in federal or state income tax laws;
•	seasonal fluctuations due to the days of the week on which holidays occur, which may impact spending patterns;
•	natural disasters such as hurricanes, tornados, blizzards, floods, or other severe weather;
•	effects of war or terrorist activities and any governmental responses thereto; and
•	increased insurance and/or self-insurance costs.

Each of the above items could potentially negatively impact our guest traffic and/or our profitability.

The potential for increased commodity, energy, and other costs may adversely affect our results of operations.

We continually purchase basic commodities such as beef, chicken, cheese and other items for use in many of the products we sell.  Although we attempt to maintain control of commodity costs by engaging in volume commitments with third parties for many of our food-related supplies, we cannot assure that the costs of these commodities will not fluctuate, as we often have no control over such items.  In addition, we rely on third-party distribution companies to frequently deliver perishable food and supplies to our restaurants.  We cannot make assurances regarding the continued supply of our inventory since we do not have control over the businesses of our suppliers.  Should our inventories lack in supply, our business could suffer, as we may be unable to meet customer demands.  These disruptions may also force us to purchase food supplies from suppliers at higher costs.  The result of this is that our operating costs may increase without the desire and/or ability to pass the price increases to our customers.

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

We are subject to litigation and other customer complaints concerning our food safety, service, and/or other operational factors.  Guests may file formal litigation complaints that we are required to defend, whether or not we believe them to be true.  Substantial, complex or extended litigation could have an adverse effect on our results of operations if it develops into a costly situation and distracts our management.  Employees may also, from time to time, subject us to litigation regarding injury, discrimination, wage and hour, and other employment issues.  Suppliers, landlords and distributors, particularly those with which we currently maintain purchase commitments/contracts, could also potentially allege non-compliance with their contracts should they consider our actions to be contrary to our commitments.  Additionally, we are subject to the risk of litigation by our shareholders as a result of factors including, but not limited to, matters of executive compensation or performance of our stock price.

In certain states we are subject to “dram shop” statutes, which generally allow a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.  Some dram shop litigation against restaurant companies has resulted in significant judgments, including punitive damages.  As disclosed in Note 12 to the Consolidated Financial Statements, we are involved in such a case, Dan Maddy v. Ruby Tuesday, Inc., at the current time.  We carry liquor liability coverage as part of our existing comprehensive general liability insurance, but we cannot guarantee that this insurance will be adequate in the event we are found liable in the Maddy case or any other dram shop case.

The cost of compliance with various government regulations may negatively affect our business.

We are subject to various forms of governmental regulations.  We are required to follow various international, federal, state, and local laws common to the food industry, including regulations relating to food and workplace safety, sanitation, the sale of alcoholic beverages, environmental issues, minimum wage, overtime, health care, increasing complexity in immigration laws and regulations, and other labor issues.  Further changes in these types of laws, including additional state or federal government-imposed increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits, or a reduction in the number of states that allow tips to be credited toward minimum wage requirements, could harm our operating results.  Also, failure to obtain or maintain the necessary licenses and permits needed to operate our restaurants could result in an inability to open new restaurants or force us to close existing restaurants.

Recent health care legislation enacted by the Federal Government mandates menu labeling of certain nutritional aspects of restaurant menu items such as caloric, sugar, sodium, and fat content.  Altering our recipes in response to such legislation could increase our costs and/or change the flavor profile of our menu offerings which could have an adverse impact on our results of operations.  Additionally, minimum employee health care coverage mandated by state or federal legislation could have an adverse effect on our results of operations and financial condition.

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

As a publicly traded corporation, we are subject to various rules and regulations as mandated by the Securities and Exchange Commission and the New York Stock Exchange.  Failure to timely comply with these guidelines could result in penalties and/or adverse reactions by our shareholders.

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

Samuel E. Beall, III, our chief executive officer and founder, is currently retirement-eligible.  While we are constantly focused on succession plans at all levels, in the event his employment terminates or he becomes incapacitated, we can make no assurance regarding the impact his loss could have on our business and financial results.

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

We could be adversely impacted if our information technology and computer systems do not perform properly or if we fail to protect our customers’ credit card information or our employees’ personal data.

We rely heavily on information technology to conduct our business, and any material failure, interruption of service, or compromised data security could adversely affect our operations.  While we expend significant resources to ensure that our information technology operates securely and effectively, any security breaches could result in disruptions to operations or unauthorized disclosure of confidential information.  Additionally, if our customers’ credit card or other personal information or our employees’ personal data are compromised our operations could be adversely affected, our reputation could be harmed, and we could be subjected to litigation or the imposition of penalties.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

Information regarding the locations of our Ruby Tuesday restaurants is shown in the list below. Of the 656 Company-owned and operated Ruby Tuesday restaurants as of June 1, 2010, we owned the land and buildings for 320 restaurants, owned the buildings and held non-cancelable long-term land leases for 215 restaurants, and held non-cancelable leases covering land and buildings for 121 restaurants.  Our Restaurant Support Services Center in Maryville, Tennessee, which was opened in fiscal 1998, is owned by the Company. Our executives and certain other administrative personnel are located in the Restaurant Support Services Center. Since fiscal 2001, we have expanded the Restaurant Support Services Center by opening second and third locations also in Maryville.

Additional information concerning our properties and leasing arrangements is included in Note 6 to the Consolidated Financial Statements appearing in Part II, Item 8 of this Form 10-K.

Under our franchise agreements, we have certain rights to gain control of a restaurant site in the event of default under the franchise agreements.

The following table lists the locations of the Company-owned and franchised Ruby Tuesday restaurants as of June 1, 2010.  In addition to the Ruby Tuesday restaurants listed below, we also own and operate two Wok-Hay restaurants in Tennessee.

	Number of Restaurants
State	Company	Franchise	Total System

Domestic:
Alabama	44	–	44
Arizona	7	–	7
Arkansas	–	7	7
California	1	3	4
Colorado	–	11	11
Connecticut	17	–	17
Delaware	7	–	7
Florida	80	1	81
Georgia	59	–	59
Idaho	–	1	1
Illinois	–	24	24
Indiana	4	9	13
Iowa	–	5	5
Kansas	–	2	2
Kentucky	5	4	9
Louisiana	5	–	5
Maine	–	10	10
Maryland	32	–	32
Massachusetts	10	–	10
Michigan	25	1	26
Minnesota	–	12	12
Mississippi	8	–	8
Missouri	–	27	27
Nebraska	–	8	8
Nevada	–	2	2
New Hampshire	5	–	5
New Jersey	26	–	26
New Mexico	–	1	1
New York	25	10	35
North Carolina	56	–	56
North Dakota	–	4	4
Ohio	36	–	36
Oklahoma	–	3	3
Oregon	–	3	3
Pennsylvania	44	–	44
Rhode Island	3	–	3
South Carolina	34	–	34
South Dakota	–	3	3
Tennessee	41	–	41
Texas	2	2	4
Utah	–	6	6
Virginia	68	–	68
Washington	–	5	5
Washington, DC	3	–	3
West Virginia	8	–	8
Wisconsin	1	1	2
Total Domestic	656	165	821

	Number of Restaurants
Country	Company	Franchise	Total System

International:
Canada	–	1	1
Chile	–	10	10
Egypt	–	2	2
Greece	–	4	4
Guam*	–	1	1
Hawaii*	–	4	4
Honduras	–	1	1
Hong Kong	–	4	4
Iceland	–	2	2
India	–	11	11
Jordan	–	1	1
Kuwait	–	6	6
Romania	–	3	3
Saudi Arabia	–	2	2
Trinidad	–	3	3
United Arab Emirates	–	3	3
Total International	–	58	58
	656	223	879

* Guam and Hawaii are treated as international locations for internal purposes.

Item 3. Legal Proceedings

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business, including claims relating to injury or wrongful death under “dram shop” laws, workers’ compensation and employment matters, claims relating to lease and contractual obligations, and claims from guests alleging illness or injury.  We provide reserves for such claims when payment is probable and estimable in accordance with U.S. generally accepted accounting principles.  At this time, in the opinion of management, the ultimate resolution of pending legal proceedings will not have a material adverse effect on our consolidated operations, financial position or cash flows.  See Note 12 to the Consolidated Financial Statements appearing in Part II, Item 8 of this Form 10-K, for more information about our legal proceedings as of June 1, 2010.

Item 4. Reserved

PART II
Item 5. Market for the Registrant's Common Equity,
Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity and Related Stockholder Matters
Ruby Tuesday, Inc. common stock is publicly traded on the New York Stock Exchange under the ticker symbol RT.
The following table sets forth the reported high and low intraday prices of our common stock and cash dividends paid thereon for each quarter during fiscal 2010 and 2009.

Fiscal Year Ended June 1, 2010				Fiscal Year Ended June 2, 2009
			Per Share				Per Share
			Cash				Cash
Quarter	High	Low	Dividends	Quarter	High	Low	Dividends
First	$8.16	$5.81	--	First	$8.65	$5.07	--
Second	$9.38	$6.12	--	Second	$8.84	$0.96	--
Third	$8.40	$6.37	--	Third	$2.00	$1.00	--
Fourth	$12.55	$8.12	--	Fourth	$8.58	$0.85	--

As of July 26, 2010, there were approximately 3,693 holders of record of the Company’s common stock.

On May 21, 2008, we entered into amendments of the Credit Facility and the notes issued in the Private Placement.  Under the terms of the amendments, we were not permitted to pay a dividend until we achieved certain leverage thresholds for two consecutive fiscal quarters.  As of June 1, 2010, we have achieved the required thresholds for two consecutive fiscal quarters, and thus are now allowed, if our Board of Directors so chooses, to reinstate dividend payments.

Issuer Purchases of Equity Securities
During the fourth quarter of the year ended June 1, 2010, there were no repurchases made by us or on our behalf, or by any “affiliated purchaser,” of shares of our common stock.

On January 9, 2007, our Board of Directors authorized the repurchase of an additional 5.0 million shares of our common stock under our ongoing share repurchase program.  On July 11, 2007, the Board of Directors authorized the repurchase of an additional 6.5 million shares of our common stock.  As of June 1, 2010, 3.6 million shares of the January 2007 authorization have been repurchased at a cost of approximately $93.7 million and there were 7.9 million shares available to be repurchased under our share repurchase program.

As previously mentioned, we entered into an amendment to the Credit Facility on May 21, 2008.  Under the terms of the amendment we were not permitted to engage in the repurchase of our stock until we achieve certain leverage thresholds for two consecutive fiscal quarters.  As of June 1, 2010, we have achieved the required thresholds for two consecutive fiscal quarters, and thus are now allowed, if our Board of Directors so chooses, to repurchase our stock.

Item 6. Selected Financial Data

Summary of Operations
(In thousands except per-share data)

	Fiscal Year
	2010	2009	2008	2007	2006
Revenue	$1,194,796	$1,248,556	$1,360,304	$1,410,227	$1,306,240

Income/(loss) before income taxes (a)	$57,758	$(42,866)	$23,699	$132,398	$150,958
Provision/(benefit) for income taxes	12,414	(24,948)	(2,678)	40,730	49,981

Net income/(loss)	$45,344	$(17,918)	$26,377	$91,668	$100,977

Earnings/(loss) per share:
Basic	$0.74	$(0.35)	$0.51	$1.60	$1.67
Diluted	$0.73	$(0.35)	$0.51	$1.59	$1.65

Weighted average common and
common equivalent shares:
Basic	61,533	51,395	51,572	57,204	60,544
Diluted	61,870	51,395	51,688	57,633	61,307

Fiscal years 2010, 2009, 2008, and 2007 each included 52 weeks. Fiscal 2006 included 53 weeks. The extra week in fiscal 2006 added $24.5 million to revenue and $0.04 to diluted earnings per share.

Other financial data:
Total assets	$1,064,029	$1,124,196	$1,271,937	$1,230,256	$1,171,568
Long-term debt and capital leases, less current
maturities	$276,490	$476,566	$588,142	$512,559	$375,639
Shareholders’ equity	$538,100	$416,366	$431,518	$439,326	$527,158
Cash dividends per share of common stock	--	--	$0.25	$0.50	$0.045
Closures and impairments (a)	$3,776	$54,951	$6,453	$6,140	$1,073
Company same-restaurant sales change	(1.3)%	(7.9)%	(9.8)%	(1.4)%	1.4%
Net cash provided by operating activities	$140,264	$102,569	$101,889	$184,662	$191,697
Purchases of property and equipment	$17,672	$17,186	$116,918	$125,827	$171,640

(a) See Note 8 to the Consolidated Financial Statements for a description of closures and impairments expenses in fiscal 2010, 2009, and 2008 and discussion of  a goodwill impairment charge recorded in fiscal 2009.

Item 7. Management's Discussion and Analysis
of Financial Condition and Results of Operations

Introduction

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”), owns and operates Ruby Tuesday® casual dining restaurants.  We also franchise the Ruby Tuesday concept in selected domestic and international markets.  Our mission is to be the best in the bar-grill sector of the restaurant industry by delivering to our guests a high-quality casual dining experience with compelling value.  While we are in the bar-grill sector because of our varied menu, it is our goal to operate at a higher-end casual dining experience in terms of quality, food, and service.  As of June 1, 2010, we owned and operated 656 Ruby Tuesday restaurants located in 27 states and the District of Columbia.  We also own 1% or 50% of the equity of each of 13 domestic franchisees, with the balance of the equity in these franchisees being owned by the various operators of the franchise businesses.  As of year end, these franchisees, which we refer to as “franchise partnerships,” operated 116 restaurants.  We have a contractual right to acquire, at predetermined valuation formulas, the remaining equity of any or all of the franchise partnerships.  Our other franchisees operated 49 domestic and 58 international restaurants.  In total, our franchisees operate restaurants in 27 states, Guam, and 14 foreign countries.  In addition, we operate two Wok Hay full-service Asian restaurants. The Company-owned and operated restaurants are concentrated primarily in the Northeast, Southeast, Mid-Atlantic, and Midwest regions of the United States.  We consider these regions to be our core markets.

Our fiscal year ends on the first Tuesday following May 30 and, as is the case once every five or six years, we have a 53-week year.  Fiscal years 2010, 2009, and 2008 each contained 52 weeks.

References to franchise system revenue contained in this section are presented solely for the purposes of enhancing the investor's understanding of the franchise system, including franchise partnerships and traditional domestic and international franchisees.  Franchise system revenue is not included in, and is not, revenue of Ruby Tuesday, Inc.  However, we believe that such information does provide the investor with a basis for a better understanding of our revenue from franchising activities, which includes royalties, and, in certain cases, support service income and equity in losses/(earnings) of unconsolidated franchises.  Franchise system revenue contained in this section is based upon or derived from information that we obtain from our franchisees in our capacity as franchisor.

Overview and Strategies

Casual dining, the segment of the industry in which we operate, is intensely competitive with respect to prices, services, convenience, locations, and the types and quality of food.  We compete with other food service operations, including locally-owned restaurants, and other national and regional restaurant chains that offer similar types of services and products as we do.  In 2005, our analysis of the bar and grill segment within casual dining indicated that many concepts, including Ruby Tuesday, were not clearly differentiated.  We believed that as the segment continued to mature, the lack of differentiation would make it increasingly difficult to attract new guests.  Consequently, we created brand reimaging initiatives to implement our strategy of clearly differentiating Ruby Tuesday from our competitors, as discussed under the caption “Operations” included earlier in this Annual Report.  We implemented our strategy in stages, first focusing on food, then service, and in 2007, we embarked on the most capital-intensive aspect of our reimaging program – the creation of a fresh new look for our restaurants.  We believe that Ruby Tuesday, as a result of these initiatives, is well positioned for the future.

While we were in the process of implementing our brand reimaging, consumer spending came under pressure for a variety of reasons, and further weakened in the fourth quarter of calendar 2008.  As the economic environment deteriorated, operating results for other casual dining concepts, as well as our operating results, declined significantly.  In response, beginning in the second half of fiscal 2009, we implemented several initiatives intended to enhance our sales, reduce costs and improve cash flow, including the following:

•
Sales initiatives.  Our Ruby Tuesday concept sales initiatives aim to increase guest traffic by focusing primarily on two areas, menu and marketing.  We have evolved our existing menu items to support our high-quality casual dining position, broaden our appeal with product extensions offering more variety and cravability, and provide our guests with compelling value.  Our newest menu introduced late in the second quarter of fiscal 2010 includes an expanded appetizer line and new dinner entrees, which feature a variety of lobster combinations.  Additionally, our new Four-Course Brunch and our Tuesday Steak and Lobster programs have driven incremental sales and traffic, in addition to enhancing the perception of the Ruby Tuesday brand.  Through independently-conducted studies, we regularly measure our guests’ perception of our menu offerings and make item modifications to enhance their value proposition, if necessary.

We shifted our marketing strategy to more effectively communicate our brand and value message.  Our marketing strategy for the last year and a half has focused on the key pillars of print promotions, digital media, and local marketing programs to entice guests to see the new Ruby Tuesday, increase frequency of visits, and enhance visibility of the brand.  We have the ability to customize our marketing to specific markets, down to the individual restaurant level, which enables us to respond quickly with a different program if a market or restaurant is not achieving expected results.  We continue to analyze our business by specific periods in order to identify programs to increase sales during off-peak times.

As part of our goal of getting more out of existing restaurants by generating higher average restaurant volumes and thus more profit and cash flow with minimal capital investment, we will be converting certain underperforming Ruby Tuesday concept restaurants into other high-quality casual dining brands which might be better suited for success in selected markets.  To that end, on February 17, 2010, we entered into a licensing agreement with Jim N Nicks Barbq Riverchase, Inc. (“Jim ‘N Nick’s”) which allows us to operate multiple restaurants under the Jim ‘N Nick’s Bar-B-Q® name.  Jim ‘N Nick’s is an Alabama-based barbeque concept that currently operates 27 restaurants in seven states.

On July 22, 2010, we entered into a licensing agreement with Gourmet Market, Inc. which allows us to operate multiple restaurants under the Truffles® name.  Truffles is an upscale casual dining café featuring seafood and steaks which currently operates three restaurants in the vicinity of Hilton Head Island, South Carolina.

We are currently evaluating the conversion of certain lower performing Ruby Tuesday concept restaurants to the Jim ‘N Nick’s, Truffles, and Wok Hay concept restaurants.  We currently anticipate converting one to three company-owned Ruby Tuesday restaurants to each of these three concepts in fiscal 2011.

•
Cost savings.  In the second half of fiscal 2009, we implemented initiatives focused on driving substantial cost savings at no dilution to the overall guest experience.  These cost savings were the result of labor initiatives, including new scheduling systems and the realignment of field supervisors, which together accounted for approximately half of the savings.  Disciplined food cost management, improved operating efficiencies, and the closing of certain underperforming restaurants accounted for the remainder.  These initiatives resulted in cost savings of approximately $20.0 million in the second half of fiscal 2009 alone.  Furthermore, our low level of management and labor turnover during fiscal 2010 and 2009 benefitted us two-fold: first, a more experienced work force resulted in improved customer service, and second, training costs were greatly reduced.

•
Restaurant closings.  During our second quarter of fiscal 2009 we conducted an analysis of all our Company-operated restaurants based on profitability, brand image, location, and other factors and identified 73 restaurants to close, 43 of which we closed in the third quarter of fiscal 2009 and 16 since.  The remaining 14 restaurants will be closed over the next several years as their leases expire, or possibly converted to other high-quality casual dining concepts as part of our conversion strategy outlined above.

•
Generate free cash flow and improve our balance sheet.  Because of our high leverage, we have been focused on maximizing our cash flow and paying down our debt.  If we are successful in continuing to stabilize same-restaurant sales and maintaining or lowering our cost structure, we have the opportunity to generate substantial levels of free cash flow.  Furthermore, our near-term capital requirements are relatively modest as we anticipate only opening one or two new Ruby Tuesday restaurants in fiscal 2011, and our maintenance capital spending needs are low because we have remodeled virtually all the Company-owned restaurants within the last two fiscal years.  We define “free cash flow” to be the net amount remaining when purchases of property and equipment are subtracted from net cash provided by operating activities.

We generated $122.6 million of free cash flow in fiscal 2010, all of which was dedicated to the reduction of debt.  We estimate we will generate $100.0 to $110.0 million of free cash flow in fiscal 2011.  Included in these estimates is anticipated total capital spending of $23.0 to $26.0 million.  Our current intentions are to use a substantial portion of the free cash flow generated in fiscal 2011 to reduce debt.  Our objective is to reduce debt as quickly as possible in order to further reduce the financial risk related to our leverage and to resume returning capital to our shareholders.  For example, we have reduced our debt by $204.1 million, or 41.4%, in the last 12 months and by $316.2 million, or 52.2%, in the last 24 months.  As a means of strengthening our balance sheet, on July 28, 2009, we raised $73.1 million in net proceeds through an underwritten public offering of 11.5 million shares of Ruby Tuesday, Inc. common stock.  See further discussion in the Financing Activities section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Our success in the four key initiatives outlined above has helped us to stabilize sales, drive incremental operating efficiencies, strengthen our balance sheet, and put us in a position where we have more financial and operating flexibility than over the last couple of years.  Our longer-term strategies are to improve our return on assets and create additional shareholder value.

Our same-restaurant sales for Company-owned restaurants declined 1.3% in fiscal 2010 and our diluted earnings per share increased to $0.73 in fiscal 2010 from a diluted loss per share of $0.35 in fiscal 2009, largely as a result of prior-year charges related to restaurant closures and impairments and goodwill impairment, the majority of which were non-cash charges.  Throughout this MD&A, we discuss our fiscal 2010 financial results in detail, provide insight for fiscal years 2008 and 2009, as well as discuss Known Events, Uncertainties, and Trends.  We hope our commentary provides insight as to the factors which impacted our performance.  We remind you, that, in order to best obtain an understanding of our financial performance during the last three fiscal years, this MD&A section should be read in conjunction with the Consolidated Financial Statements and related Notes appearing in Part II, Item 8 of this Form 10-K.

Results of Operations

Ruby Tuesday Restaurants
The table below presents the number of Ruby Tuesday concept restaurants at each fiscal year end from fiscal 2006 through fiscal 2010:

Fiscal Year	Company-Owned	Domestic Franchise	International Franchise	Total
2010	656	165	58	879
2009	672	173	56	901
2008	721	170	54	945
2007	680	199	54	933
2006	629	204	47	880

During fiscal 2010:

•	No Company-owned Ruby Tuesday restaurants were opened;
•	16 Company-owned Ruby Tuesday restaurants were closed;
•	Six (two domestic and four international) franchise restaurants were opened and 12 (10 domestic and two international) were closed;
•
We sold 11.5 million shares of Ruby Tuesday, Inc. common stock in an underwritten public offering, receiving approximately $73.1 million in net proceeds from the sale of the shares, after deducting underwriting discounts and offering expenses.

During fiscal 2009:

•	Five Company-owned Ruby Tuesday restaurants were opened or acquired, including one purchased from a Texas franchisee;
•	54 Company-owned Ruby Tuesday restaurants were closed;

•	Aside from one restaurant sold to the Company, 19 (10 domestic and nine international) franchise restaurants were opened and 13 (six domestic and seven international) were closed;
•	One Wok-Hay restaurant was opened in a previously-closed Ruby Tuesday location;
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

Restaurant Sales
Restaurant sales in fiscal 2010 decreased 4.1% from fiscal 2009 for Company-owned restaurants and 3.9% for domestic and international franchised restaurants as explained below. The tables presented below reflect restaurant sales for the last five years, and other revenue information for the last three years.

Restaurant Sales (in millions):
Fiscal Year	Company-Owned	Franchise (a)
2010	$ 1,188.0	$ 368.9
2009	1,239.1	383.7
2008	1,346.7	412.0
2007	1,395.2	471.6
2006	1,290.5	458.7

(a)	Includes sales of all domestic and international franchised Ruby Tuesday restaurants.

Other Revenue Information:
	2010	2009	2008
Company restaurant sales (in thousands)	$1,188,043	$1,239,104	$1,346,721
Company restaurant sales growth-percentage	(4.1)%	(8.0)%	(3.5)%

Franchise revenue (in thousands) (a)	$6,753	$9,452	$13,583
Franchise revenue growth-percentage	(28.6)%	(30.4)%	(9.5)%

Total revenue (in thousands)	$1,194,796	$1,248,556	$1,360,304
Total revenue growth-percentage	(4.3)%	(8.2)%	(3.5)%

Company same-restaurant sales growth percentage	(1.3)%	(7.9)%	(9.8)%

Company average restaurant volumes	$1.79 million	$1.80 million	$1.90 million
Company average restaurant volumes growth percentage	(0.9)%	(5.1)%	(9.5)%

(a)
Franchise revenue includes royalty, license, and development fees paid to us by our franchisees, exclusive of support service fees of $4.6 million, $6.3 million, and $6.5 million, in fiscal years 2010, 2009, and 2008, respectively, which are recorded as an offset to selling, general, and administrative expenses.

Our Company restaurant sales and operating revenue for the year ended June 1, 2010 decreased 4.1% to $1,188.0 million compared to the prior year.  This decrease primarily resulted from the closing of 54 restaurants in fiscal 2009 and a 1.3% decrease in same-restaurant sales.  The 54 restaurants closed in fiscal 2009 produced $29.4 million of restaurant sales in the prior year.

The decrease in same-restaurant sales is attributable to declines in average net check during the first two quarters of fiscal 2010 due to our value positioning and print incentive strategy to motivate new guests to visit our restaurants to experience the reimaged Ruby Tuesday brand.

Our decrease in Company restaurant sales and operating revenue in fiscal 2009 is primarily attributable to the closing of 54 Ruby Tuesday restaurants during fiscal 2009, 43 of which closed during fiscal 2009’s third quarter, and a 7.9% decrease in same-restaurant sales that contributed to lower overall average restaurant volumes.  The 54 restaurants closed in fiscal 2009 produced revenues of $29.4 million and $65.3 million in fiscal 2009 and 2008, respectively.  The decrease in same-restaurant sales is partially attributable to reductions in customer counts in the first three quarters of fiscal 2009 due to a challenging economic environment and various consumer pressures.

We also believe that other factors contributing to the decline in same-restaurant sales for both fiscal 2009 and 2008 include the loss of some of our customers who did not feel as comfortable in our re-imaged restaurants, the impact of heavy price-focused advertising by some of our traditional competitors, and leveling of sales growth in the casual dining segment of the restaurant industry resulting from the growth of supply outpacing that of demand.

Franchise development and license fees received are recognized when we have substantially performed all material services and the restaurant has opened for business.  Franchise royalties (up to 4% of monthly sales) are recognized as franchise revenue on the accrual basis.  Franchise revenue decreased 28.6% to $6.8 million in fiscal 2010 and 30.4% to $9.5 million in fiscal 2009.  Franchise revenue is predominantly comprised of domestic and international royalties, which totaled $6.5 million and $8.8 million in 2010 and 2009, respectively.  The decreases in fiscal 2010 and 2009 are due to franchise store closures, temporarily-reduced royalty rates for certain franchisees, and a decrease in same-restaurant sales for domestic franchise Ruby Tuesday restaurants of 4.3% and 6.6% for fiscal 2010 and 2009, respectively.

Under our accounting policy, we do not recognize franchise fee revenue for any franchise with negative cash flows at times when the negative cash flows are deemed to be anything other than temporary and the franchise has either borrowed directly from us or through a facility for which we provide a guarantee.  We also do not recognize additional franchise fee revenue from franchisees with fees in excess of 60 days past due.  Accordingly, we have deferred recognition of a portion of franchise revenue from certain franchises.  Unearned income for franchise fees was $2.4 million and $1.2 million as of June 1, 2010 and June 2, 2009, respectively, which are included in Other deferred liabilities and/or Accrued liabilities – rent and other in the Consolidated Balance Sheets.  The increase in unearned income is primarily due to an increase in unearned fees due from a traditional franchisee ($1.0 million), for whom we agreed to defer fees for a limited period of time while the franchise negotiated with its lenders for extended terms.

Total franchise restaurant sales are shown in the table below.
	2010	2009	2008
Franchise restaurant sales (in thousands) (a)	$368,937	$383,738	$411,968
Franchise restaurant sales growth-percentage	(3.9)%	(6.9)%	(12.7)%

(a)	Includes sales of all domestic and international franchised Ruby Tuesday restaurants.

The 3.9% decrease in fiscal 2010 franchise restaurant sales is primarily due to a decrease in average restaurant volumes as a result of a 4.3% decrease in domestic same-restaurant sales.

The 6.9% decrease in fiscal 2009 franchise restaurant sales is primarily due to a decrease in average restaurant volumes as a result of a 6.6% decrease in domestic same-restaurant sales.

Operating Profits
The following table sets forth selected restaurant operating data as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, for the periods indicated.  All information is derived from our Consolidated Financial Statements located in Part II, Item 8 of this Form 10-K.

	2010	2009	2008
Restaurant sales and operating revenue	99.4%	99.2%	99.0%
Franchise revenue	0.6	0.8	1.0
Total revenue	100.0	100.0	100.0
Operating costs and expenses:
(As a percentage of restaurant sales and operating
revenue):
Cost of merchandise	29.0	28.2	27.5
Payroll and related costs	33.4	34.0	33.2
Other restaurant operating costs	20.3	20.7	20.0
Depreciation and amortization	5.4	6.1	7.0
(As a percentage of total revenue):
Selling, general, and administrative, net of support
service fees	5.9	6.6	8.4
Closures and impairments	0.3	4.4	0.5
Goodwill impairment		1.5
Equity in losses/(earnings) of unconsolidated franchises			0.3
Interest expense, net	1.4	2.7	2.3
Total operating costs and expenses	95.2	103.4	98.3
Income/(loss) before income taxes	4.8	(3.4)	1.7
Provision/(benefit) for income taxes	1.0	(2.0)	(0.2)
Net income/(loss)	3.8%	(1.4)%	1.9%

Pre-tax Income/(Loss)
For fiscal 2010, pre-tax income was $57.8 million or 4.8% of total revenue, as compared to a pre-tax loss of $(42.9) million or (3.4)% of total revenue, for fiscal 2009.  The increase in pre-tax income from the prior year is due in significant part to reductions in impairment charges as we announced a plan in the prior year to restructure our property portfolio which resulted in closures and impairments expense of $55.0 million during the prior year.  During fiscal 2009 we also impaired our goodwill ($19.0 million).  The increase also included the elimination of $7.8 million in pre-tax losses recorded in fiscal 2009 on the 54 restaurants closed during fiscal 2009, as well as decreases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of payroll and related costs, other restaurant operating costs, depreciation and amortization, selling, general, and administrative, net, and interest expense, net.  These lower costs were partially offset by a decline of 1.3% in same-restaurant sales at Company-owned restaurants, lower franchise revenue, higher losses from unconsolidated equity-method franchises, and increases, as a percentage of restaurant sales and operating revenue, of cost of merchandise.

For fiscal 2009, pre-tax loss was $(42.9) million or (3.4)% of total revenue, as compared to pre-tax income of $23.7 million or 1.7% of total revenue, for fiscal 2008.  The decrease in pre-tax income is due in significant part to impairment charges as we restructured our property portfolio which resulted in fiscal 2009 closures and impairments expense of $55.0 million in connection with 54 restaurant closings during 2009.  We also recorded a pre-tax impairment charge of $19.0 million to write-off our goodwill.  The decrease is also attributable to decreases in same-restaurant sales, coupled with increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of cost of merchandise, payroll and related costs, other restaurant operating costs, closures and impairment expenses, and interest expense, net.  Offsetting these increased expenses was a lower depreciation charge due, in part, to the acceleration of depreciation for the reimaged restaurants in fiscal 2008.

In the paragraphs that follow, we discuss in more detail the components of the changes in pre-tax income/(loss) for years ended June 1, 2010 and June 2, 2009, respectively, as compared to the comparable prior year.  Because a significant portion of the costs recorded in the cost of merchandise, payroll and related costs, other restaurant operating costs, and depreciation and amortization categories are either variable or highly correlate with the number of restaurants we operate, we evaluate our trends by comparing the costs as a percentage of restaurant sales and operating revenue, as well as the absolute dollar change, to the comparable prior year.

2009 Restaurant Closings
The table below shows operating results for the years ended June 2, 2009 and June 3, 2008 for the 54 restaurants that closed in fiscal 2009 (in thousands):

	2009	2008

Total revenue	$ 29,358	$ 65,252

Cost of merchandise	8,802	18,512
Payroll and related costs	14,172	27,361
Other restaurant operating costs	10,129	18,365
Depreciation and amortization	2,000	4,988
Selling, general, and administrative	2,098	5,021
	37,201	74,247
Net loss	$ (7,843)	$ (8,995)

Cost of Merchandise
Cost of merchandise decreased $4.9 million (1.4%) from the prior year to $344.5 million for the year ended June 1, 2010.  As a percentage of restaurant sales and operating revenue, cost of merchandise increased from 28.2% to 29.0%.  Excluding the $8.8 million decrease from the elimination of 54 restaurants closed in fiscal 2009, cost of merchandise increased $3.9 million (1.1%).

The $3.9 million increase for the year ended June 1, 2010 referred to above is a result of a shift in menu mix corresponding to our value promotions which are driving our guests to order higher-cost menu items, coupled with the introduction of higher food cost items such as lobster entrees on our new menus.

As a percentage of restaurant sales and operating revenue, the increase is due to several promotions offered during fiscal 2010 including freestanding insert coupons in all markets with Company-owned restaurants, direct address label mail pieces, and a value promotion for our So Connected guests offering a “Buy One Get One Free” or a “Buy One Get One Free Up to $10” on our Specialties, Fork-Tender Ribs, and Handcrafted Steaks.

Cost of merchandise decreased $21.3 million (5.8%) from fiscal 2008 to $349.4 million for fiscal 2009.  As a percentage of restaurant sales and operating revenue, cost of merchandise increased 0.7% in fiscal 2009 compared to fiscal 2008.  Excluding the $9.7 million decrease from the elimination of 54 restaurants closed in fiscal 2009, cost of merchandise decreased $11.6 million.

The $11.6 million remaining decrease for the year ended June 2, 2009 referred to above is primarily a result of a decrease in guest counts from the prior year, offset by increases resulting from fiscal 2009 menu initiatives.  The menu initiatives included enhancements such as the introduction of lobster and steak menu items and increasing the Triple Prime burger to eight ounces while offering endless fries with all burgers.

As a percentage of restaurant sales and operating revenue, the increase is due primarily to value initiatives related to our menu, as discussed above, and our marketing.  Our marketing initiatives included several promotions offered in fiscal 2009 including freestanding insert and internet coupons offering a “Buy One Get One Free” on various menu items.  The marketing initiatives had the impact in the current year of reducing average net check which increased the related food cost as a percentage of restaurants sales and operating revenue.

Payroll and Related Costs
Payroll and related costs decreased $24.1 million (5.7%) from the prior year to $396.9 million for the year ended June 1, 2010.  This amount includes $14.2 million of payroll and related costs spent in fiscal 2009 at the 54 restaurants closed in fiscal 2009.  As a percentage of restaurant sales and operating revenue, payroll and related costs decreased from 34.0% to 33.4%.

For the year ended June 1, 2010, the remaining decrease of $10.0 million not attributable to closings is primarily due to decreases in hourly labor as a result of new staffing guidelines for certain positions in our restaurants and the elimination of the dedicated To Go positions in our mall restaurants and certain other locations, both of which were partially offset by increases in minimum wage rates and payroll taxes in certain states since the prior year.

As a percentage of restaurant sales and operating revenue, the decrease in payroll and related costs in fiscal 2010 is attributable to the impact of closing 54 restaurants in fiscal 2009, which ran higher than system average labor, and the hourly labor cost savings initiatives discussed in the prior paragraph.

Payroll and related costs decreased $25.9 million (5.8%) from fiscal 2008 to $421.0 million for the year ended June 2, 2009.  This reduction includes lowered payroll and related costs ($13.2 million) in fiscal 2009 as compared to fiscal 2008 at the 54 restaurants closed in fiscal 2009.  As a percentage of restaurant sales and operating revenue, payroll and related costs increased from 33.2% to 34.0%.

The remaining $12.7 million decrease not attributable to closings is primarily due to decreases in hourly labor as a result of new staffing guidelines for certain positions in our restaurants, reductions in dedicated To Go positions at certain locations, lower hourly turnover, and the elimination of certain positions from fiscal 2008 to 2009.

As a percentage of restaurant sales and operating revenue, the increase in payroll and related costs in fiscal 2009 is primarily due to minimum wage increases in several states during the current year and higher management labor due to loss of operating leverage on lower sales volumes.  These increased costs were partially offset by cost savings initiatives implemented in the second half of fiscal 2009 including new labor scheduling systems.

Other Restaurant Operating Costs
Other restaurant operating costs decreased $15.1 million (5.9%) to $240.9 million for the year ended June 1, 2010, as compared to the prior year.  This decrease includes $10.1 million of costs incurred on the 54 restaurants closed in fiscal 2009.  As a percentage of restaurant sales and operating revenue, these costs decreased from 20.7% to 20.3%.

For the year ended June 1, 2010, the remaining reductions not attributable to fiscal 2009 closings related to the following (in thousands):

Utilities	$3,277
Bad debt expense	1,960
Rent and leasing	1,535
Supplies	1,050
Visa/MasterCard antitrust settlement	922
Other	889
Repairs	(3,069)
Insurance	(1,578)
Net reductions	$4,986

In both absolute dollars and as a percentage of restaurant sales and operating revenue for year ended June 1, 2010, the decrease is primarily due to decreases in utilities resulting from reductions in overall electric usage and changing natural gas and fuel vendors at certain of our restaurants which resulted in more favorable rates, lower bad debt expense due to larger prior-year adjustments for notes due from certain franchisees, reductions in rent and leasing due to the closure of 16 leased restaurants during fiscal 2010, lower credit card expense resulting from income relating to the net proceeds from the Visa/MasterCard antitrust class action litigation in which we were a class member, and other decreases.  These were partially offset by higher repairs and maintenance due to upgrades and repairs at certain of our restaurants and higher general liability insurance expense due to unfavorable claims experience.

Other restaurant operating costs decreased $13.4 million (5.0%) to $256.1 million for the year ended June 2, 2009, as compared to fiscal 2008.  This decrease includes $8.2 million of fewer costs incurred in fiscal 2009 as opposed to fiscal 2008 on the 54 restaurants closed in fiscal 2009.  As a percentage of restaurant sales and operating revenue, these costs increased 0.7% in fiscal 2009.

For the year ended June 2, 2009, the remaining reductions not attributable to closings related to the following (in thousands):

Repairs	$5,580
Supplies	4,819
Other	594
Utilities	(3,025)
Bad debt expense	(2,853)
$5,115

For the year ended June 2, 2009, in both absolute dollars and as a percentage of restaurant sales and operating revenue, the remaining $5.1 million in reductions not attributable to closings related to reductions in repairs expense as a result of lower repairs and maintenance costs due to the completion of a re-imaging of our restaurants in fiscal 2008 and reduced supplies expense due to cost savings from using certain reusable kitchen products in fiscal 2009 compared to disposable products in fiscal 2008 and higher expense in fiscal 2008 as a result of glassware and tablecloth upgrades.  These were partially offset by higher utilities, primarily increases in overall electricity usage, and higher bad debt expense due to larger adjustments for notes due from certain franchisees.

Depreciation and Amortization
Depreciation and amortization expense decreased $11.2 million (14.9%) to $63.8 million for fiscal 2010, compared to the prior year.  As a percentage of restaurant sales and operating revenue, this expense decreased from 6.1% to 5.4%.  In terms of both absolute dollars and as a percentage of restaurant sales and operating revenue, the decrease for fiscal 2010 is primarily due to reduced depreciation for assets that became fully depreciated since the prior year (reductions of $7.1 million).  Additionally, contributing to the reduction was the impact of the 54 restaurant closures which incurred depreciation expenses totaling $2.0 million in fiscal 2009.

Depreciation and amortization expense decreased $18.9 million (20.1%) to $75.0 million for fiscal 2009, compared to fiscal 2008.  As a percentage of restaurant sales and operating revenue, this expense decreased from 7.0% to 6.1%.  In terms of both absolute dollars and as a percentage of restaurant sales and operating revenue, the decrease was due primarily to accelerated depreciation in fiscal 2008 ($12.9 million) for restaurants re-imaged as part of our re-imaging initiative.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses, net of support service fee income, decreased $11.6 million (14.2%) to $70.5 million in fiscal 2010, as compared to the prior year.  This decrease includes $2.1 million of costs incurred in fiscal 2009 on the 54 closed restaurants.

The decrease in absolute dollars from fiscal 2009 to 2010 is partially attributable to a reduction in advertising ($15.0 million) as a result of no national cable television advertising during fiscal 2010, reflecting a shift in our marketing strategy to one based more on offering guests incentives through print media rather than through television.  Additionally, management labor was lower ($3.5 million) due to the elimination and reduction of certain positions.  These were partially offset by higher bonus expense ($3.7 million) and higher share-based employee compensation ($1.3 million) due to improved achievement of performance goals.

Selling, general, and administrative expenses, net of support service fee income, decreased $32.2 million (28.2%) to $82.2 million in fiscal 2009, as compared to fiscal 2008.  This decrease includes $2.9 million of lowered costs incurred in fiscal 2009 on the 54 restaurants closed in fiscal 2009 as compared with fiscal 2008.

The decrease in absolute dollars from fiscal 2008 to 2009 is partially attributable to a reduction in advertising expense ($19.4 million) as a result of decreases in cable television advertising due to less air time, advertising agency fees, and new menu printing expense.  This reduction was facilitated by our shift in marketing strategy to include more coupons, the effect of which is to lower the average net check and increase food costs.  Additionally, management labor was lower ($5.3 million) due to the elimination and reduction of certain positions.  Share-based employee compensation decreased $7.0 million, due to smaller grants in fiscal 2009 following a shift in compensation strategy in which management’s annual award, formerly issued each April, was transitioned to July to better coincide with the fiscal year to which it relates.  Also contributing to the $7.0 million decrease in share-based compensation for fiscal 2009 was the expensing in fiscal 2008 of $4.3 million for stock options and restricted shares awarded to a retirement-eligible executive.

Closures and Impairments
Closures and impairments expense decreased $51.2 million to $3.8 million for the year ended June 1, 2010, as compared to fiscal 2009.  The decrease is due primarily to reductions in impairment charges ($38.0 million), closed restaurant lease reserve expense ($9.5 million), dead site costs ($1.9 million), other closing costs ($1.5 million), and higher gains on the sale of surplus properties ($0.3 million).

Closures and impairments increased $48.5 million to $55.0 million for the year ended June 2, 2009 as compared to fiscal 2008.  The increase is due primarily to impairment charges for restaurants ($27.4 million), impairments for discounting surplus properties and the Company airplane in order to better market them for sale ($8.9 million), closed restaurant lease reserve expense ($9.6 million), dead site costs ($0.9 million), other closing costs ($1.9 million), and other impairments ($0.5 million), which were partially offset by higher gains during the period on the sale of surplus properties ($0.7 million).

See Note 8 to our Consolidated Financial Statements for further information on our closures and impairment charges recorded during fiscal 2010, 2009, and 2008.

Goodwill Impairment
We concluded during the second quarter of fiscal 2009 that our goodwill was fully impaired.  As a result, we recorded an impairment charge during fiscal 2009 of $19.0 million.  See Note 8 to our Consolidated Financial Statements for further information on our goodwill impairment.

Equity in Losses/(Earnings) of Unconsolidated Franchises
For fiscal 2010, our equity in the losses of unconsolidated franchises was $0.3 million compared to negligible equity in earnings for fiscal 2009.  The change is attributable to increased losses from investments in three of our six 50%-owned franchise partnerships over the prior year.  Contributing to our equity in the losses of unconsolidated franchises were lower same-restaurant sales, which was partially offset by an increase in earnings from investments in the other three 50%-owned franchise partnerships over the prior year and by lower advertising charges during the current year.  As of June 1, 2010, we held 50% equity investments in each of six franchise partnerships which collectively operate 70 Ruby Tuesday restaurants.

For fiscal 2009, our equity in the earnings of unconsolidated franchisees was negligible as compared to equity in losses of $3.5 million in fiscal 2008.  The change primarily resulted from decreased losses from investments in each of our six 50%-owned franchise partnerships, including three franchise partnerships that experienced losses in the prior year.  The decrease in losses primarily resulted from reduced fees charged to certain of the 50%-owned franchise partnerships during fiscal 2009 as compared to the prior year, along with rebates from RTI for $2.2 million of fees, which had the impact of increasing equity in earnings by $1.1 million.  The reduced fees, while contributing to improved equity in earnings, had the contrasting impact of lowering our franchise revenue.  As of June 2, 2009, we held 50% equity investments in each of six franchise partnerships which collectively operate 71 Ruby Tuesday restaurants.

Net Interest Expense
Net interest expense decreased $17.6 million to $16.4 million for the year ended June 1, 2010, primarily due to lower average debt outstanding on the revolving credit agreement (the “Credit Facility”), the retirement of the Series A senior notes, lower interest rates on the Credit Facility, and other debt payments made since the prior year.

Net interest expense increased $2.6 million in fiscal 2009 due to higher rates on certain of our debt which was restructured in the latter part of fiscal 2008, offset by lower average debt balances for the fiscal year due to applying our free cash flow to the pay down of debt.

Provision/(Benefit) for Income Taxes
The effective tax rate for fiscal 2010 was 21.5% compared to 58.2% for the prior year.  The change in the effective tax rate resulted primarily from the fact that the Company reported an operating loss in fiscal 2009 and income in fiscal 2010.  FICA Tip Credits and Work Opportunity Tax Credits generated in fiscal 2009 increased the effective tax rate above the statutory rate.  The two tax credits are driven primarily by restaurant sales, rather than closures and impairments and goodwill impairment, which together contributed significantly to the fiscal 2009 operating loss.  A similar amount of tax credits generated in fiscal 2010 decreased the effective tax rate.

Our effective tax rate for fiscal 2009 was 58.2% compared to (11.3)% in fiscal 2008.  The change in the effective rate was primarily a result of the Company recording a net loss from operations in fiscal 2009 as discussed above coupled with an increase in tax credits compared to the prior year.

Liquidity and Capital Resources
In fiscal 2008, in part reflecting an overall slowdown in consumer spending, our sales and operating cash flow declined and we renegotiated certain of our loan agreements.  As discussed in more detail below, these revised loan agreements place restrictions on the use of our free cash flow, limit our ability to borrow additional funds, and require us to reduce our outstanding indebtedness with our excess free cash flow.  Following these changes, we adopted a strategy to improve our balance sheet, and during fiscal 2009 and 2010 our cash from operations was principally used to reduce debt.

Sources and Uses of Cash
Our primary source of liquidity is cash provided by operations.  The following table presents a summary of our cash flows from operating, investing, and financing activities for the last three fiscal years (in thousands).

	2010	2009	2008
Net cash provided by operating activities	$140,264	$102,569	$101,889
Net cash (used)/provided by investing activities	(9,439)	3,195	(104,219)
Net cash used by financing activities	(131,016)	(112,036)	(7,530)
Net decrease in cash and short-term investments	$(191)	$(6,272)	$(9,860)

Operating Activities
Our cash provided by operations is generally derived from cash receipts generated by our restaurant customers and franchisees.  Substantially all of the $1,188.0 million, $1,239.1 million, and $1,346.7 million of restaurant sales and operating revenue disclosed in our Consolidated Statements of Operations for fiscal 2010, 2009, and 2008, respectively, was received in cash either at the point of sale or within two to four days (when our guests paid with debit or credit cards).  Our primary uses of cash for operating activities are food and beverage purchases, payroll and benefit costs, restaurant operating costs, general and administrative expenses, and marketing, a significant portion of which are incurred and paid in the same period.

Cash provided by operating activities for fiscal 2010 increased $37.7 million (36.8%) from the prior year to $140.3 million.  The increase is due to an increase in net income, after non-cash adjustments.  The increase in net income of $63.3 million for fiscal 2010 as compared to the prior year was primarily attributable to the after-tax impact of a substantial decline in non-cash impairment charges and lower depreciation in fiscal 2010 compared with that of the prior year.  Excluding these items, as well as the other non-cash items which impact net income, the increase in net income was $29.1 million.  These and other factors leading to our net income increase are discussed in the “Results of Operations” section of our MD&A.

Net cash collected for income taxes was $14.1 million in fiscal 2010 as opposed to $7.1 million in fiscal 2009 due primarily to a tax accounting method change, as permitted by the Internal Revenue Service, relating to the expensing of certain repairs and a collection of the carryback of the federal net operating losses generated in fiscal 2009.  Included in the $29.1 million increase in net income mentioned above are changes in deferred income taxes relating to this tax accounting method change.  Offsetting these increases were various uses of cash including additional outlays for inventory ($8.1 million), due in part to the advance purchase of lobster as disclosed in Note 5 to the Consolidated Financial Statements, and increased payments associated with closed store leases ($0.7 million) due to additional payments for lease settlements in fiscal 2010.

Cash provided by operating activities in fiscal 2009 was comparable to that of fiscal 2008 as many of the charges which contributed to our net loss, such as higher asset impairment expense associated with the closing of restaurants and discounting surplus properties, the goodwill impairment, and an increase in bad debt expense were non-cash.

Excluding these items, as well as the other non-cash items which impacted our net loss, the decrease from fiscal 2008 to fiscal 2009 was $22.7 million.  These and other factors leading to our net loss for fiscal 2009 are discussed in the “Results of Operations” section of our MD&A.  Offsetting the decrease in cash flow attributable to lower cash-based net income was an increase in income taxes collected of $26.7 million.

Our working capital deficiency and current ratio as of June 1, 2010 were $38.5 million and 0.7:1, respectively.  As is common in the restaurant industry, we carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset) or debt reduction (a long-term liability) and receivable and inventory levels are generally not significant.

Investing Activities
We require capital principally for the maintenance and upkeep of our existing restaurants, limited new restaurant construction, investments in technology, equipment, remodeling of existing restaurants, and on occasion for the acquisition of franchisees or other restaurant concepts.  Property and equipment expenditures purchased primarily with internally generated cash flows for fiscal 2010, 2009, and 2008 were $17.7 million, $17.2 million, and $116.9 million, respectively.  In addition, proceeds from the disposal of assets produced $5.5 million and $11.7 million of cash in fiscal 2010 and 2009, respectively, following an action taken to aggressively market surplus properties in order to pay down debt.

Amounts reflected for fiscal 2008 included $57.0 million for a Company-wide re-image project.  Also during fiscal 2008, we spent $2.5 million, plus assumed debt, to acquire, directly and through our subsidiaries, the remaining member or limited partnership interests of three franchise partnerships and certain assets from Wok Hay, LLC.  These acquisitions added 37 restaurants to the Company.  Further acquisitions, particularly from franchise partnerships in the eastern United States, are expected to occur during fiscal 2011.

Capital expenditures for fiscal 2011 are budgeted to be $23.0 to $26.0 million based on our planned improvements for existing restaurants and our expectation that we will open approximately one to two Company-owned Ruby Tuesday restaurants and convert approximately one to three Ruby Tuesday concept restaurants to each of the Jim ‘N Nick’s, Truffles, and Wok Hay concepts in fiscal 2011.  We intend to fund capital expenditures for Company-owned restaurants with cash provided by operations.

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

As further discussed in Note 11 to the Consolidated Financial Statements, on July 28, 2009, we closed an underwritten public offering of 11.5 million shares of Ruby Tuesday, Inc. common stock at $6.75 per share, less underwriting discounts.  We received approximately $73.1 million in net proceeds from the sale of the shares, after deducting underwriting discounts and offering expenses.  The net proceeds were used to repay indebtedness under our five-year Credit Facility.

On November 19, 2004, we entered into the Credit Facility to provide capital for general corporate purposes.  On February 28, 2007, we amended and restated our Credit Facility to increase the aggregate amount we may borrow to $500.0 million.  This amount included a $50.0 million subcommitment for the issuance of standby letters of credit and a $50.0 million subcommitment for swingline loans.  Due to concerns that at some point in the future we might not be in compliance with certain of our debt covenants, we entered into an additional amendment of the amended and restated Credit Facility on May 21, 2008.

The May 21, 2008 amendment to the Credit Facility, as well as a similarly-dated amendment and restatement of the notes issued in the Private Placement as discussed below, eased financial covenants regarding the minimum fixed charge coverage ratio and maximum funded debt ratio.  We are currently in compliance with our debt covenants.  In exchange for the new covenant requirements, in addition to higher interest rate spreads and mandatory reductions in capacity and/or prepayments of principal, the amendments also imposed restrictions on future capital expenditures and required us to achieve certain leverage thresholds for two consecutive fiscal quarters before we may pay dividends or repurchase any of our stock.  As of June 1, 2010, we have achieved the required leverage thresholds for two consecutive fiscal quarters, and thus are now allowed, if our Board of Directors so chooses, to reinstate dividend payments and repurchases of our stock.

Following the May 21, 2008 amendment to the Credit Facility, through a series of scheduled quarterly and other required reductions, our original $500.0 million capacity has been reduced, as of June 1, 2010, to $400.6 million.  We expect the capacity of the Credit Facility to be further reduced by $26.9 million in fiscal 2011.

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

Under the terms of the Credit Facility, we had borrowings of $203.8 million with an associated floating rate of interest of 1.63% at June 1, 2010.  As of June 2, 2009, we had $319.1 million outstanding with an associated floating rate of interest of 2.96%.  After consideration of letters of credit outstanding, we had $176.7 million available under the Credit Facility as of June 1, 2010.  The Credit Facility will mature on February 23, 2012.

On April 3, 2003, we issued notes totaling $150.0 million through a private placement of debt (the “Private Placement”).  On May 21, 2008, concurrent with the Credit Facility discussed above, we amended and restated the notes issued in the Private Placement.  The May 21, 2008 amendment requires us to offer quarterly and other prepayments, which predominantly consist of semi-annual prepayments to be determined based upon excess cash flows as defined in the Private Placement.

On April 1, 2010, we paid off the remaining balance of $70.1 million of Private Placement Series A Notes using funds borrowed under the Credit Facility.  At June 1, 2010, the Private Placement consisted of $48.4 million in notes with an interest rate of 7.17% (the “Series B Notes”).  The Series B Notes mature on April 1, 2013.  During fiscal 2010, we offered, and our noteholders accepted, principal prepayments of $7.2 million on the Series B Notes.  We estimate that we will offer prepayments totaling $8.2 million during the next twelve months.  Accordingly, we have classified $8.2 million as current as of June 1, 2010.  This amount includes four quarterly offers of $2.0 million each and additional amounts to be determined based upon excess cash flows.

Simultaneous with the other May 21, 2008 amendments, we entered into a pledge agreement with our Credit Facility and Private Placement creditors, as well as those creditors associated with our Franchise Facility (discussed in Note 12 to the Consolidated Financial Statements), whereby we pledged certain subsidiary equity interests as security for the repayment of our obligations under these agreements.

There were no share repurchases or dividends paid during fiscal 2010 or 2009.  For fiscal 2008, cash used for share repurchases totaled $39.5 million.  Cash used for dividend payments during fiscal 2008 totaled $13.1 million.

Covenant Compliance
Under the terms of the Credit Facility and the notes issued in the Private Placement, we are required to satisfy and maintain specified financial ratios and other financial condition tests and covenants.  The financial ratios include maximum funded debt, minimum fixed charge coverage, and minimum net worth covenants.  Our continued ability to meet those financial ratios, tests, and covenants can be affected by events beyond our control, and we cannot assure you that we will meet those ratios, tests, and covenants.

Maximum Funded Debt Covenant
Our maximum funded debt covenant is an Adjusted Total Debt to Consolidated EBITDAR ratio.  Adjusted Total Debt, as defined in our covenants, includes items both on-balance sheet (debt and capital lease obligations) and off-balance sheet (such as the present value of leases, letters of credit, and guarantees).  Consolidated EBITDAR is consolidated net income/(loss) (for the Company and its majority-owned subsidiaries) plus interest charges, income tax, depreciation, amortization, rent, and other non-cash charges.  Among other charges, we have reflected share-based compensation, asset impairment, and bad debt expense, as non-cash.

Consolidated EBITDAR and Adjusted Total Debt are not presentations made in accordance with U.S. generally accepted accounting principles (“GAAP”), and, as such, should not be considered a measure of financial performance or condition, liquidity, or profitability.  They also should not be considered alternatives to GAAP-based net income or balance sheet amounts or operating cash flows or indicators of the amount of free cash flow available for discretionary use by management, as Consolidated EBITDAR does not consider certain cash requirements such as interest payments, tax payments, or debt service requirements and Adjusted Total Debt includes certain off-balance sheet items.  Further, because not all companies use identical calculations, amounts reflected by RTI as Consolidated EBITDAR or Adjusted Total Debt may not be comparable to similarly-titled measures of other companies.  We believe the information shown below is relevant as it presents the amounts used to calculate covenants which are provided to our lenders.  Non-compliance with our debt covenants could result in the requirement to immediately repay all amounts outstanding under such agreements.

The following is a reconciliation of our total long-term debt and capital leases, which are GAAP-based, to Adjusted Total Debt as defined in our bank covenants (in thousands):

June 1, 2010
Current portion of long-term debt,
including capital leases	$12,776
Long-term debt and capital leases,
less current maturities	276,490
Total long-term debt and capital leases	289,266
Present value of operating leases*	186,604
Letters of credit*	20,082
Guarantees*	48,032
Adjusted Total Debt	$543,984

* Non-GAAP measure.  See below for discussion regarding reconciliation to GAAP-based amounts.

The following is a reconciliation of net income, which is a GAAP-based measure of our operating results, to Consolidated EBITDAR as defined in our bank covenants (in thousands):

Twelve Months
Ended
June 1, 2010
Net income	$45,344
Interest expense	17,345
Income taxes	12,414
Depreciation	63,767
Amortization of intangibles	652
Rent expense	42,460
Share-based compensation expense	7,266
Asset impairments	3,181
Equity in losses of subsidiaries	328
Bad debt expense	1,730
Amortization of debt issuance costs	1,941
Non-cash accruals	3,584
Other	582
Consolidated EBITDAR	$200,594

Adjusted Total Debt to Consolidated EBITDAR – Actual	2.71x
Maximum allowed per covenant (1)	3.75x

(1) The Credit Facility and notes issued in the Private Placement require us to maintain a maximum funded debt ratio, defined as Adjusted Total Debt to Consolidated EBITDAR, of less than or equal to 3.75x from March 3, 2010 to

March 1, 2011, 3.50x from March 2, 2011 to March 1, 2012, and, for the notes issued in the Private Placement only, 3.25x thereafter.

We expect to generate free cash flow of $100.0 to $110.0 million during fiscal 2011, a substantial portion of which will be dedicated to the reduction of debt.

Minimum Fixed Charge Coverage
Our fixed charge coverage ratio compares Consolidated EBITDAR (as discussed above) to interest and cash-based rents.

The following shows our computation of our fixed charge coverage ratio (in thousands):

Twelve Months
Ended
June 1, 2010
Consolidated EBITDAR	$200,594

Interest expense	$17,345
Cash rents*	39,551
Total	$56,896

* Non-GAAP measure.  See below for discussion regarding reconciliation to GAAP-based amounts.

Fixed Charge Covenant – Actual	3.53x
Minimum allowed per covenant (2)	2.25x

(2) The Credit Facility and notes issued in the Private Placement require us to maintain a minimum fixed charge coverage ratio of greater than or equal to 2.25x through March 1, 2011, 2.50x from March 2, 2011 to March 1, 2012, and, for the notes issued in conjunction with the Private Placement, 2.75x thereafter.

Minimum Consolidated Net Worth Covenant
Our minimum Consolidated Net Worth covenant requires us to maintain a net worth, primarily comprised of the par value of our common stock, plus additional paid in capital and retained earnings, of at least $300,000,000 plus 25% of our consolidated net income for each completed fiscal year ending after June 4, 2003.  For purposes of this requirement, we are allowed to exclude from retained earnings charges recorded for the impairment of goodwill or other intangible assets.  During fiscal 2010, we recorded impairment charges of $0.1 million relating to impairments of other intangible assets.  During fiscal 2009, we recorded impairment charges of $19.0 million and $0.5 million relating to impairments of goodwill and other intangible assets, respectively.

We reported net income of $476.5 million for the period of fiscal 2004-2008 and fiscal 2010, and a net loss for fiscal 2009.  Under our covenants, this level of net income results in a consolidated net worth requirement, as defined, of $419.1 million.  Excluding the impact of the goodwill impairment ($14.0 million, net of tax) and other intangible asset impairments ($0.3 million, net of tax), the sum of the par value of our common stock, additional paid in capital, and retained earnings as of June 1, 2010 was $565.6 million.

Non-GAAP Amounts Used in Debt Covenant Calculations
As previously discussed, we use various non-GAAP amounts in our Adjusted Total Debt, Consolidated EBITDAR, and Fixed Charge covenant calculations.  Two of the amounts presented in the Adjusted Total Debt calculation, the present value of operating leases and letters of credit, are off-balance sheet and there is no corresponding amount presented in our Consolidated Balance Sheets.  We do have a $0.8 million liability for guarantees recorded in our Consolidated Balance Sheet.  The amount on the balance sheet is the fair value of our guarantee, which is $47.2 million lower than the amount presented in our debt covenant calculations ($48.0 million, the full amount of the guarantee).

Our Minimum Fixed Charge Coverage ratio allows for recurring cash rents to be included in the denominator.  Cash rents ($39.6 million on a rolling 12 month basis) differ from rents determined in accordance with GAAP ($42.5 million) by the following (amounts in thousands):

Cash rents	$39,551
Change in rent accruals	1,260
Change in closed restaurant lease reserve – rent	(4,634)
Rent settlement payments on closed restaurants	6,283
GAAP-based rent expense	$42,460

Share Repurchases
From time to time our Board of Directors has authorized the repurchase of shares of our common stock as a means to return excess capital to our shareholders.  The timing, price, quantity, and manner of the purchases have been made at the discretion of management, depending upon market conditions and the restrictions contained in our loan agreements.  Although 7.9 million shares remained available for purchase under existing programs at June 1, 2010, our loan agreements, as amended in fiscal 2008, prohibit the repurchase of our common stock until we achieve certain leverage thresholds for two consecutive fiscal quarters.  These thresholds were not achieved until the end of fiscal 2010 and thus we did not repurchase any shares of RTI common stock during fiscal 2010.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Significant Contractual Obligations and Commercial Commitments
Long-term financial obligations were as follows as of June 1, 2010 (in thousands):
	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Notes payable and other long-term debt, including
current maturities (a)	$ 37,024	$ 4,552	$ 10,446	$ 7,154	$ 14,872
Revolving credit facility (a)	203,800		203,800
Senior notes (Series B) (a)	48,442	8,224	40,218
Interest (b)	24,586	6,473	9,648	3,241	5,224
Operating leases (c)	335,608	39,408	71,410	58,492	166,298
Purchase obligations (d)	114,419	56,684	25,867	21,292	10,576
Pension obligations (e)	37,362	10,612	6,070	5,426	15,254
Total (f)	$ 801,241	$ 125,953	$ 367,459	$ 95,605	$ 212,224

(a)	See Note 7 to the Consolidated Financial Statements for more information on our debt.
(b)
Amounts represent contractual interest payments on our fixed-rate debt instruments.  Interest payments on our variable-rate revolving credit facility and variable-rate notes payable with balances of $203.8 million and $2.3 million, respectively, as of June 1, 2010 have been excluded from the amounts shown above, primarily because the balance outstanding under our revolving credit facility, described further in Note 7 of the Consolidated Financial Statements, fluctuates daily.  Additionally, the amounts shown above include interest payments on the Series B Notes at the current interest rate of 7.17%.  This rate could be different in the future based upon certain leverage ratios.

(c)
This amount includes operating leases totaling $18.2 million for which sublease income from franchisees or others is expected.  Certain of these leases obligate us to pay maintenance costs, utilities, real estate taxes, and insurance, which are excluded from the amounts shown above.  See Note 6 to the Consolidated Financial Statements for more information.

(d)	The amounts for purchase obligations include cash commitments under contract for food items and supplies, utility contracts, and other miscellaneous commitments.
(e)	See Note 9 to the Consolidated Financial Statements for more information.
(f)	This amount excludes $3.4 million of unrecognized tax benefits due to the uncertainty regarding the timing of future cash outflows associated with such obligations.

Commercial commitments were as follows as of June 1, 2010 (in thousands):
	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Letters of credit (a)	$ 20,082	$ 19,782	$ 300	$	$
Franchise loan guarantees (a)	48,029	47,321	708
Divestiture guarantees	6,479	480	984	995	4,020
Total	$ 74,590	$ 67,583	$ 1,992	$ 995	$ 4,020

(a)
Includes a $3.7 million letter of credit which secures franchisees’ borrowings for construction of restaurants being financed under a franchise loan facility.  The franchise loan guarantees totaling $48.0 million also shown in the table exclude the guarantee of $3.7 million for construction to date on the restaurants being financed under the facility.

See Note 12 to the Consolidated Financial Statements for more information.

Off-Balance Sheet Arrangements
See Notes 6 and 12 to the Consolidated Financial Statements for information regarding our operating leases and franchise partnership and divestiture guarantees.

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

Share-Based Employee Compensation
Share-based compensation expense is estimated for equity awards at fair value at the grant date.  We determine the fair value of restricted stock awards based on the closing price of our common stock on the date prior to approval of the award by our Board of Directors.  We determine the fair value of stock option awards using the Black-Scholes option pricing model.  The Black-Scholes option pricing model requires various highly judgmental assumptions including the expected dividend yield, stock price volatility and life of the award.  If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.  See Note 11 to the Consolidated Financial Statements for further discussion of share-based employee compensation.

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

At June 1, 2010, we had 28 restaurants that had been open more than one year with rolling 12 month negative cash flows, of which 16 have been impaired to salvage value.  Of the 12 which remained, we reviewed the plans to improve cash flows at each of the restaurants and determined no impairment was necessary.   The remaining net book value of these 12 restaurants was $13.9 million at June 1, 2010.

Should sales at these restaurants not improve within a reasonable period of time, further impairment charges are possible.  Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs, salvage value, and sublease income.  Accordingly, actual results could vary significantly from our estimates.

Franchise Accounting

Equity Method Accounting
As of June 1, 2010, we were the franchisor of 116 franchise partnership Ruby Tuesday restaurants and 107 traditional domestic and international franchised restaurants.  Based on an analysis prepared using financial information obtained, when necessary, from the franchise entities, we concluded that, for all periods presented, we were not required to consolidate any of the franchise entities under U.S. generally accepted accounting principles.  Although we do have loans to and provide guarantees for certain of our franchise partnerships, they each have substantial other business activities.  We have not consolidated these entities, as we believe that each of these entities meets the definition of a business and we do not provide more than half of the total of the equity, subordinated debt, and other forms of subordinated financial support to these entities based on an analysis of the fair values of our interests in these entities.

We apply the equity method of accounting to our six 50%-owned franchise partnerships. Accordingly, we recognize our pro rata share of the earnings or losses of the franchise partnerships in the Consolidated Statements of Operations when reported by those franchisees.  The cost method of accounting is applied to all 1%-owned franchise partnerships.

Revenue Recognition
We charge our franchise partnerships various monthly fees that are calculated as a percentage of the respective franchise’s monthly sales.  Our franchise agreements allow us to charge up to a 4.0% royalty fee, a 2.5% support service fee, a 1.5% marketing and purchasing fee, and an advertising fee of up to 3.0%.  We defer recognition of franchise fee revenue for any franchise partnership with negative cash flows at times when the negative cash flows are deemed to be anything other than temporary and the franchise has either borrowed directly from us or through a facility for which we provide a guarantee.  We also do not recognize franchise fee revenue from franchises with fees in excess of 60 days past due.  Unearned income for franchise fees was $2.4 million and $1.2 million as of June 1, 2010 and June 2, 2009, respectively, which are included in other deferred liabilities and/or accrued liabilities – rent and other in the Consolidated Balance Sheets.

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
•
other relevant information including whether the borrower is making timely interest, principal, royalty, and support payments, the borrower’s debt coverage ratios, the borrower’s current financial condition and sales trends, the borrower’s additional borrowing capacity, and, as appropriate, management’s judgment on the quality of the borrower’s operations.

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

The allowance for doubtful notes represents our best estimate of losses inherent in the notes receivable at the balance sheet date.  During fiscal 2010, 2009, and 2008, we increased the reserve $1.7 million, $3.7 million, and $0.8 million, respectively, based on our estimate of the extent of those losses.

We recognize interest income on notes receivable when earned which sometimes precedes collection. A number of our franchise notes have, since the inception of these notes, allowed for the deferral of interest during the first one to three years.  All franchisees that issued outstanding notes to us are currently paying interest on these notes.  It is our policy to cease accruing interest income and recognize interest on a cash basis when we determine the collection of interest is doubtful. The same analysis noted above for doubtful notes is utilized in determining whether to cease recognizing interest income and thereafter record interest payments on the cash basis.

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

Certain leases contain provisions that require additional rental payments, called "contingent rents," when the associated restaurants' sales volumes exceed agreed-upon levels. We recognize contingent rental expense (in annual as well as interim periods) prior to the achievement of the specified target that triggers the contingent rental expense, provided that achievement of that target is considered probable.

Estimated Liability for Self-Insurance
We self-insure a portion of our current and past losses from workers’ compensation and general liability claims. We have stop loss insurance for individual claims for workers’ compensation and general liability in excess of stated loss amounts. Insurance liabilities are recorded based on third-party actuarial estimates of the ultimate incurred losses, net of payments made. The estimates themselves are based on standard actuarial techniques that incorporate both the historical loss experience of the Company and supplemental information as appropriate.

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

Income Tax Valuation Allowances and Tax Accruals
We record deferred tax assets for various items. As of June 1, 2010, we have concluded that it is more likely than not that the future tax deductions attributable to our deferred tax assets will be realized and therefore no valuation allowance has been recorded.

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

Recently Issued Accounting Standards Not Yet Adopted

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance related to the consolidation of variable interest entities.  The updated guidance eliminates the prior exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  This guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the provisions of the pre-Codification guidance.  The guidance is effective for fiscal years beginning after November 15, 2009 (fiscal 2011 for RTI).  We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

In January 2010, the FASB issued fair value guidance requiring new disclosures and clarification of existing disclosures for assets and liabilities that are measured at fair value on either a recurring or non-recurring basis.  The guidance requires disclosure of transfer activity into and out of Level 1 and Level 2 fair value measurements and also requires more detailed disclosure about the activity within Level 3 fair value measurements.  The majority of the requirements in this guidance are effective for interim and annual periods beginning after December 15, 2009 (our fiscal 2010 fourth quarter).  The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.  Requirements related to Level 3 disclosures are effective for annual and interim periods beginning after December 15, 2010 (our fiscal 2011 fourth quarter).  We are currently evaluating the impact of this guidance on our Consolidated Financial Statement disclosures.

Known Events, Uncertainties, and Trends

Financial Strategy and Stock Repurchase Plan
Our financial strategy is to utilize a prudent amount of debt, including operating leases, letters of credit, and any guarantees, to minimize the weighted average cost of capital while allowing financial flexibility. This strategy has periodically allowed us to repurchase RTI common stock.  During the year ended June 1, 2010, we repurchased no shares of RTI common stock.  The total number of remaining shares authorized to be repurchased, as of June 1, 2010, is approximately 7.9 million.  To the extent not funded with cash from operating activities and proceeds from stock option exercises, future repurchases, if any, may be funded by borrowings.  However, as previously discussed, under the terms of the amendment to the Credit Facility and the amendment and restatement of the Private Placement, we could not engage in the repurchase of our stock until we achieved certain leverage thresholds for two consecutive fiscal quarters.  As of June 1, 2010, we have achieved the required thresholds for two consecutive fiscal quarters, and thus are now allowed, if our Board of Directors so chooses, to repurchase our stock.

Dividends
During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to our shareholders.  As noted above, following the amendment to the Credit Facility and the amendment and restatement of the notes issued in the Private Placement, we could not pay a dividend until we achieved certain leverage thresholds for two consecutive fiscal quarters.  As of June 1, 2010, we have achieved the required thresholds for two consecutive fiscal quarters, and thus are now allowed, if our Board of Directors so chooses, to reinstate dividend payments.

Franchising Agreements
Our agreements with franchise partnerships allow us to purchase an additional 49% equity interest for a specified price. We have chosen to exercise that option in situations in which we expect to earn a return similar to or better than our expected return from investing in new restaurants.  During fiscal 2010 and 2009, we did not exercise our right to acquire an additional 49% equity interest in any franchise partnerships.  We currently have a 1% ownership in seven of our 13 franchise partnerships which collectively operated 46 Ruby Tuesday restaurants at June 1, 2010.

Our franchise agreements with the franchise partnerships allow us to purchase all remaining equity interests beyond the 1% or 50% we already own, for an amount to be calculated based upon a predetermined valuation formula.  We did not exercise our right to acquire the remaining equity interests of any of our franchise partnerships during fiscal 2010 and 2009.  We currently have a 50% ownership in six of our 13 franchise partnerships which collectively operated 70 Ruby Tuesday restaurants at June 1, 2010.

In early fiscal 2011 we anticipate acquiring our Long Island franchise, a 1%-owned franchise partnership, and our New England franchise, a 50%-owned franchise partnership, each of which operate 10 Ruby Tuesday concept restaurants, for a nominal amount of cash plus assumed debt.  To the extent allowable under our debt facilities, we may choose to sell existing restaurants or exercise our rights to acquire an additional equity interest in franchise partnerships in fiscal 2011 and beyond.

Fiscal Year
RTI’s fiscal 2011 will contain 52 weeks and end on May 31, 2011.

Impact of Inflation
The impact of inflation on the cost of food, labor, supplies, utilities, real estate, and construction costs could adversely impact our operating results.  Historically, we have been able to recover certain inflationary cost increases through increased menu prices coupled with more efficient purchasing practices and productivity improvements. Competitive pressures may limit our ability to completely recover such cost increases. Historically, the effect of inflation has not significantly impacted our net income.

Item 7A. Quantitative and Qualitative
Disclosure About Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices.  The interest rate charged on our Credit Facility can vary based on the interest rate option we choose to utilize.  Our options for the rate are the Base Rate or LIBO Rate plus an applicable margin.  The Base Rate is defined to be the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.5%.  The applicable margin is zero to 2.5% for the Base Rate loans and a percentage ranging from 1.0% to 3.5% for the LIBO Rate-based option.  As of June 1, 2010, the total amount of outstanding debt subject to interest rate fluctuations was $206.1 million.  A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of $2.1 million per year, assuming a consistent capital structure.

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

Item 8. Financial Statements and Supplementary Data

Ruby Tuesday, Inc. and Subsidiaries

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Financial Statements
Consolidated Statements of Operations
(In thousands, except per-share data)

	For the Fiscal Year Ended
	June 1,	June 2,	June 3,
	2010	2009	2008

Revenue:
Restaurant sales and operating revenue	$1,188,043	$1,239,104	$1,346,721
Franchise revenue	6,753	9,452	13,583
	1,194,796	1,248,556	1,360,304

Operating costs and expenses:
Cost of merchandise	344,462	349,362	370,693
Payroll and related costs	396,877	421,023	446,910
Other restaurant operating costs	240,947	256,063	269,414
Depreciation and amortization	63,767	74,973	93,845
Selling, general, and administrative, net of support service fee income totaling $4,610 in 2010, $6,295 in 2009
and $6,511 in 2008	70,526	82,167	114,403
Closures and impairments	3,776	54,951	6,453
Goodwill impairment		18,957
Equity in losses/(earnings) of unconsolidated franchises	328	(14)	3,535
Interest expense, net of interest income totaling
$990 in 2010, $1,052 in 2009 and $1,411 in 2008	16,355	33,940	31,352
	1,137,038	1,291,422	1,336,605

Income/(loss) before income taxes	57,758	(42,866)	23,699
Provision/(benefit) for income taxes	12,414	(24,948)	(2,678)

Net income/(loss)	$45,344	$(17,918)	$26,377

Earnings/(loss) per share:
Basic	$0.74	$(0.35)	$0.51
Diluted	$0.73	$(0.35)	$0.51

Weighted average shares:
Basic	61,533	51,395	51,572
Diluted	61,870	51,395	51,688

The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per-share data)
	June 1, 2010	June 2, 2009
Assets:
Current assets:
Cash and short-term investments	$9,569	$9,760
Accounts and notes receivable, net	9,746	8,095
Inventories:
Merchandise	21,145	12,838
China, silver and supplies	7,668	8,187
Income tax receivable		8,632
Deferred income taxes	13,794	15,918
Prepaid rent and other expenses	11,154	13,423
Assets held for sale	3,234	16,120
Total current assets	76,310	92,973

Property and equipment, net	943,486	985,099
Notes receivable, net	269	713
Other assets	43,964	45,411
Total assets	$1,064,029	$1,124,196

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$22,951	$21,859
Accrued liabilities:
Taxes, other than income taxes	19,905	19,120
Payroll and related costs	22,425	12,688
Insurance	8,219	8,369
Deferred revenue – gift cards	8,473	8,046
Rent and other	18,983	27,076
Current maturities of long-term debt, including capital leases	12,776	16,841
Income tax payable	1,049
Total current liabilities	114,781	113,999

Long-term debt and capital leases, less current maturities	276,490	476,566
Deferred income taxes	40,010	20,706
Deferred escalating minimum rent	42,305	41,010
Other deferred liabilities	52,343	55,549
Total liabilities	525,929	707,830

Commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock, $0.01 par value; (authorized: 100,000 shares;
issued: 2010 – 64,492 shares, 2009 – 52,806 shares)	645	528
Capital in excess of par value	98,337	20,804
Retained earnings	452,295	406,951
Deferred compensation liability payable in Company stock	2,036	2,200
Company stock held by Deferred Compensation Plan	(2,036)	(2,200)
Accumulated other comprehensive loss	(13,177)	(11,917)
	538,100	416,366
Total liabilities and shareholders' equity	$1,064,029	$1,124,196

The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
and Comprehensive Income/(Loss)
(In thousands, except per-share data)
						Company Stock
						Held by the	Accumulated
	Common Stock		Capital In		Deferred	Deferred	Other	Total
	Issued		Excess of	Retained	Compensation	Compensation	Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Liability	Plan	Loss	Equity

Balance, June 6, 2007	53,240	$532	$2,246	$446,584	$3,861	$(3,861)	$(10,036)	$439,326
Net income				26,377				26,377
Pension and post-retirement
benefit plans, net of taxes
of $223							339	339
Comprehensive income								26,716
Adjustment to initially apply
FIN 48				(34)				(34)
Issuance of restricted stock	1,073	11	(11)					0
Shares issued for stock option
exercises	124	1	4,741					4,742
Share-based compensation			13,385					13,385
Cash dividends of $0.25
per common share				(13,126)				(13,126)
Stock repurchases	(1,665)	(16)	(5,280)	(34,195)				(39,491)
Changes in Deferred
Compensation Plan					(984)	984		0
Balance, June 3, 2008	52,772	528	15,081	425,606	2,877	(2,877)	(9,697)	431,518
Net loss				(17,918)				(17,918)
Pension and post-retirement
benefit plans, net of taxes
of $1,372							(2,085)	(2,085)
Comprehensive loss								(20,003)
Adjustment to change measurement
date of pension and post-retirement
benefit plans, net of taxes of $237				(360)			(135)	(495)
and $89, respectively
Adjustment to split-dollar life
insurance, net of taxes of $248				(377)				(377)
Shares issued pursuant to
compensation plans, net of
cancellations	34
Share-based compensation, net of
taxes of $274			5,723					5,723
Changes in Deferred
Compensation Plan					(677)	677		0
Balance, June 2 2009	52,806	528	20,804	406,951	2,200	(2,200)	(11,917)	416,366
Net income				45,344				45,344
Pension and post-retirement
benefit plans, net of taxes
of $829							(1,260)	(1,260)
Comprehensive income								44,084
Common stock offering	11,500	115	73,010					73,125
Shares issued pursuant to
compensation plans, net of
cancellations	186	2	(2)					0
Share-based compensation, net of
taxes of $2,741			4,525					4,525
Changes in Deferred
Compensation Plan					(164)	164		0
Balance, June 1, 2010	64,492	$645	$98,337	$452,295	$2,036	$(2,036)	$(13,177)	$538,100

The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)	For the Fiscal Year Ended
	June 1, 2010	June 2, 2009	June 3, 2008
Operating activities:
Net income/(loss)	$45,344	$(17,918)	$26,377
Adjustments to reconcile net income/(loss) to net
cash provided by operating activities:
Depreciation and amortization	63,767	74,973	93,845
Amortization of intangibles	652	726	716
Provision for bad debts	1,730	3,690	837
Deferred income taxes	19,516	(16,315)	(5,679)
Loss on impairments, including disposition of assets	3,059	42,500	4,172
Goodwill impairment		18,957
Equity in losses/(earnings) of unconsolidated franchises	328	(14)	3,535
Share-based compensation expense	7,266	6,007	12,989
Distributions received from unconsolidated franchises			68
Excess tax benefits from share-based compensation			(384)
Other	1,941	1,869	653
Changes in operating assets and liabilities:
Receivables	(2,748)	33	5,268
Inventories	(7,788)	329	(247)
Income taxes	9,681	(924)	(13,054)
Prepaid and other assets	(2,281)	6,911	(3,390)
Accounts payable, accrued and other liabilities	(203)	(18,255)	(23,817)
Net cash provided by operating activities	140,264	102,569	101,889

Investing activities:
Purchases of property and equipment	(17,672)	(17,186)	(116,918)
Acquisition of franchise and other entities		(673)	(2,464)
Proceeds from disposal of assets	5,479	11,660	8,395
Insurance proceeds from property claims			511
Reductions in Deferred Compensation Plan assets	694	6,643	8,220
Other, net	2,060	2,751	(1,963)
Net cash (used)/provided by investing activities	(9,439)	3,195	(104,219)

Financing activities:
Net (payments)/proceeds on revolving credit facility	(115,300)	(95,300)	68,412
Principal payments on other long-term debt	(88,841)	(16,736)	(21,220)
Proceeds from issuance of stock, net of fees	73,125		2,225
Excess tax benefits from share-based compensation			384
Stock repurchases			(39,491)
Dividends paid			(13,126)
Payments for debt issuance costs			(4,714)
Net cash used by financing activities	(131,016)	(112,036)	(7,530)

Decrease in cash and short-term investments	(191)	(6,272)	(9,860)
Cash and short-term investments:
Beginning of year	9,760	16,032	25,892
End of year	$9,569	$9,760	$16,032

Supplemental disclosure of cash flow information-
Cash paid/(received) for:
Interest, net of amount capitalized	$18,944	$34,171	$34,234
Income taxes, net	$(14,100)	$(7,050)	$19,666
Significant non-cash investing and financing activities-
Retirement of fully depreciated assets	$27,491	$45,445	$20,531
Reclassification of properties to assets held for sale or receivables	$(8,175)	$9,580	$9,080
Assumption of debt and capital leases related to franchise
partnership acquisitions			$43,914
Liability for claim settlements and insurance receivables	$2,607	$(660)	$(4,453)

The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Description of Business and Principles of Consolidation
Ruby Tuesday, Inc. including its wholly-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”) develops, operates and franchises casual dining restaurants in the United States, Puerto Rico, Guam, and 14 other countries under the Ruby Tuesday® brand.  We also own and operate two Wok Hay restaurants.  At June 1, 2010, we owned and operated 656 Ruby Tuesday restaurants concentrated primarily in the Northeast, Southeast, Mid-Atlantic, and Midwest of the United States. As of fiscal year end, there were 223 domestic and international franchise restaurants located in 27 states primarily outside the Company’s existing core markets (primarily the Western United States and portions of the Midwest and Northeast) and in the Asia Pacific Region, India, Middle East, Guam, Canada, Iceland, Eastern Europe, and Central and South America.

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

As of June 1, 2010, we were the franchisor of 116 franchise partnership restaurants and 107 traditional domestic and international franchise restaurants.  Based on an analysis prepared using financial information obtained, when necessary, from the franchise entities, we concluded that, for all periods presented, we were not required to consolidate any of the franchise entities.

A further description of our franchise programs is provided in Note 2 to the Consolidated Financial Statements.

Fiscal Year
Our fiscal year ends on the first Tuesday following May 30 and, as a result, a 53rd week is added every five or six years.  The fiscal years ended June 1, 2010, June 2, 2009, and June 3, 2008 each contained 52 weeks.

Reclassifications
As shown in the table below, we have reclassified certain items in the Consolidated Statements of Operations for prior periods to be comparable with the classification for the fiscal year ended June 1, 2010.  These reclassifications had no effect on previously reported net income/(loss).  Amounts presented are in thousands.

	2009			2008
	As presented	Reclassification	As adjusted	As presented	Reclassification	As adjusted
(Income)/loss from Specialty
Restaurant Group, LLC
bankruptcy costs	$ (52)	$ 52	$ –	$ 288	$ (288)	$ –
Closures and impairments	55,003	(52)	54,951	6,165	288	6,453

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

We recognized gift card breakage income of $1.8 million and $2.2 million during fiscal 2010 and 2009, respectively.  We recognized dormancy fee income of $0.9 million and $1.3 million during fiscal 2009 and 2008, respectively.  This income is included as an offset to Other Restaurant Operating Costs in the Consolidated Statements of Operations.

Franchise development and license fees received are recognized when we have substantially performed all material services and the restaurant has opened for business. Franchise royalties (generally 4% of monthly sales) are recognized as franchise revenue on the accrual basis.   Advertising amounts received from domestic franchisees are considered by us to be reimbursements, recorded on an accrual basis when earned, and have been netted against selling, general, and administrative expenses in the Consolidated Statements of Operations.

We charge our franchise partnerships various monthly fees that are calculated as a percentage of the respective franchise’s monthly sales.  Our franchise agreements allow us to charge up to a 4.0% royalty fee, a 2.5% support service fee, a 1.5% marketing and purchasing fee, and an advertising fee of up to 3.0%.  We defer recognition of franchise fee revenue for any franchise partnership with negative cash flows at times when the negative cash flows are deemed to be anything other than temporary and the franchise has either borrowed directly from us or through a facility for which we provide a guarantee.  We also do not recognize franchise fee revenue from franchises with fees in excess of 60 days past due.  Accordingly, we have deferred recognition of a portion of franchise revenue from certain franchises.  Unearned income for franchise fees was $2.4 million and $1.2 million as of June 1, 2010 and June 2, 2009, respectively, which is included in Other deferred liabilities and/or Accrued liabilities – Rent and other in the Consolidated Balance Sheets.

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

Share-Based Employee Compensation Plans
We recognize share-based payment transactions, including grants of employee stock options and restricted stock, as compensation expense based on the fair value of the equity award on the grant date.  This compensation expense is recognized over the service period on a straight-line basis for all awards except those awarded to retirement-eligible individuals, which are recognized on the grant date at their estimated fair value.  We record share-based compensation expense consistent with the other compensation expense for the recipient in either Payroll and related costs or Selling, general, and administrative in our Consolidated Statements of Operations.  See Note 11 to the Consolidated Financial Statements for further discussion regarding our share-based employee compensation plans.

Marketing Costs
Except for television and radio advertising production costs which we expense when the advertisement is first shown, we expense marketing costs as incurred. Marketing expenses, net of franchise reimbursements, which are included in

Selling, general, and administrative expense in the Consolidated Statements of Operations, totaled $15.4 million, $30.4 million, and $49.8 million for fiscal 2010, 2009, and 2008, respectively.

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

See Note 8 to the Consolidated Financial Statements for a further discussion regarding our closures and impairments, including the impairments of goodwill and other long-lived assets.

Income Taxes
Our deferred income taxes are determined utilizing the asset and liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities.   The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  We recognize interest and penalties accrued related to unrecognized tax benefits as components of our income tax provision.

We recognize in our consolidated financial statements the benefit of a position taken or expected to be taken in a tax return when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.  Changes in judgment that result in subsequent recognition, derecognition or change in a measurement date of a tax position taken in a prior annual period (including any related interest and penalties) are recognized as a discrete item in the interim period in which the change occurs.

See Note 10 to the Consolidated Financial Statements for a further discussion of our income taxes.

Earnings/(Loss) Per Share
Basic earnings/(loss) per share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding during each period presented.  Diluted earnings/(loss) per share gives effect to restricted stock and options outstanding during the applicable periods.  The stock options and restricted shares included in diluted weighted average shares outstanding totaled 0.3 million and 0.1 million for fiscal 2010 and 2008, respectively.  There were no stock options and restricted shares included in the diluted weighted average shares outstanding for fiscal 2009.

Stock options with an exercise price greater than the average market price of our common stock and certain options with unrecognized compensation expense do not impact the computation of diluted earnings/(loss) per share because the effect would be anti-dilutive.  For fiscal 2010 and 2008, 4.4 million and 6.3 million unexercised stock options, respectively, did not impact the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.  For fiscal 2009, all then outstanding share-based awards were excluded from the computation of diluted loss per share.  Further, 0.9 million, 1.4 million, and 0.5 million, restricted shares were excluded from these calculations for fiscal years 2010, 2009, and 2008, respectively.

Comprehensive Income/(Loss)
Comprehensive income/(loss) includes net income/(loss) adjusted for certain revenue, expenses, gains and losses that are excluded from net income/(loss) in accordance with U.S. generally accepted accounting principles, such as pension adjustments. Comprehensive income/(loss) is shown as a separate component in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income/(Loss).

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

Goodwill and Other Intangible Assets
Goodwill represents the excess of costs over the fair market value of assets of businesses acquired.  We had recorded goodwill from our predecessor’s acquisition of the Ruby Tuesday concept in 1982, the acquisitions of certain franchise partnerships, and the Wok Hay acquisition.  Our goodwill totaled $18.9 million at June 3, 2008.  During fiscal 2009, we determined that our goodwill was impaired.  As discussed further in Note 8 to the Consolidated Financial Statements, we recorded a charge of $19.0 million ($14.0 million, net of tax) during the second quarter of fiscal 2009, representing the full value of the goodwill.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at June 3, 2008	$ 18,927
Acquisitions	30
Impairment	(18,957)
Balance at June 2, 2009
and June 1, 2010	$ –

Other intangible assets consist of trademarks and reacquired franchise rights.  The reacquired franchise rights were acquired as part of certain franchise acquisitions.  See Note 3 to the Consolidated Financial Statements for more information on the allocation of purchase price applied to each of RTI’s franchise partnership acquisitions in fiscal 2008.  There were no franchise partnership acquisitions in fiscal 2010 or 2009.

Amortization expense of other intangible assets for each of fiscal 2010, 2009, and 2008 totaled $0.7 million.  We amortize trade and service marks on a straight-line basis over the life of the trade and service marks, typically 10 years.  We amortize reacquired franchise rights on a straight-line basis over the lesser of the remaining term of the franchise operating agreements or the lease life, which varies by restaurant.  The weighted average amortization period of reacquired franchise rights is 9.7 years.  Amortization expense for each of the next five years is expected to be $0.6 million for each of fiscal 2011 through 2013, and $0.4 million for fiscal 2014 and 2015.

Other intangible assets which are included in other assets in the Consolidated Balance Sheets consist of the following (in thousands):

	2010		2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Trademarks	$ 1,659	$ 1,222	$ 1,648	$ 1,087
Reacquired franchise rights	4,658	1,780	4,809	1,364
	$ 6,317	$ 3,002	$ 6,457	$ 2,451

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

Pensions and Post-Retirement Medical Benefits
We measure and recognize the funded status of our defined benefit and postretirement plans in our Consolidated Balance Sheet as of our fiscal year end.  The funded status represents the difference between the projected benefit obligation and the fair value of plan assets.  The projected benefit obligation is the present value of benefits earned to date by plan participants, including the effect of future salary increases, as applicable.  The difference between the projected benefit obligation and the fair value of assets that has not previously been recognized as expense is recorded as a component of other comprehensive income/(loss).  Prior to fiscal 2009, our plans had measurement dates that did not coincide with our fiscal year end.  As required by GAAP, we used the measurements performed in fiscal 2008 to estimate the effects of our change to fiscal year end measurement dates.  The change in measurement dates during fiscal 2009 resulted in a $0.4 million charge, net of tax, to retained earnings and a $0.1 million increase, net of tax, to accumulated other comprehensive loss, representing changes in the benefit obligations and fair value of plan assets during the transition period.

Fair Value of Financial Instruments
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.  The fair values are assigned a level within the fair value hierarchy to prioritize the inputs used to measure the fair value of assets or liabilities.  These levels are:

•	Level 1 – Observable inputs such as quoted prices in active markets for identical assets or liabilities;
•	Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 – Unobservable inputs which require the reporting entity to develop its own assumptions.

See Note 13 to the Consolidated Financial Statements for a further discussion of our financial instruments.

Guarantees
As discussed in Note 12 to the Consolidated Financial Statements, our third-party guarantees generally consist of franchise partnership guarantees and divestiture guarantees.  The divestiture guarantees all arose prior to the adoption of accounting guidance requiring recognition, at the inception of a guarantee, of a liability for the fair value of the obligation undertaken, and are thus exempted from its requirements.  Most of the franchise partnership guarantees, which generally relate to our partial guarantees of certain third-party debt, arose or were modified after the effective date of the accounting guidance.  The potential amount of future payments to be made under these agreements is discussed in Note 12.  We record our guaranty liabilities under these agreements based on estimated fair values, which generally approximate the consideration we receive for providing the guarantees.

Segment Reporting
Operating segments are components of an enterprise about which separate financial information is available that is reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. We aggregate similar operating segments into a single reportable operating segment if the businesses are considered similar.  We consider our restaurant and franchising operations as similar and have aggregated them.

Accounting Pronouncements Adopted in Fiscal 2010
As discussed in Note 13 to the Consolidated Financial Statements, in the first quarter of fiscal 2010 we adopted ASC 820, “Fair Value Measurements and Disclosures,” for nonfinancial assets and liabilities and ASC 825, “Financial Instruments,” which requires disclosures about the fair values of financial instruments in interim as well as annual financial statements.  The adoption of this guidance had no significant impact on the Company for the year ended June 1, 2010.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued updated guidance related to business combinations. The guidance establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This guidance is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (fiscal 2010 for RTI).  The adoption of the guidance had no impact on our Consolidated Financial Statements.

In December 2007, the FASB issued guidance establishing accounting and reporting standards that require: 1) noncontrolling interests to be reported as a component of equity; 2) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions; and 3) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value.  This guidance is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (fiscal 2010 for RTI).  The adoption of the guidance had no impact on our Consolidated Financial Statements.

In April 2009, the FASB issued guidance requiring fair value disclosures on an interim basis for financial instruments that are not reflected in the consolidated balance sheets at fair value.  Prior to the issuance of this guidance, the fair values of those financial instruments were only disclosed on an annual basis.  The guidance is effective for interim reporting periods that end after June 15, 2009 (our fiscal 2010 first quarter).  See Note 13 to our Consolidated Financial Statements for further information about the fair value of our financial instruments.

In May 2009, the FASB issued guidance establishing general standards of accounting for and disclosure of subsequent events.  This guidance was effective for interim or annual reporting periods ending after June 15, 2009 (our fiscal 2010 first quarter).  The adoption of the guidance had no impact on our Consolidated Financial Statements.

In June 2009, the FASB issued guidance providing for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental GAAP.  The Codification was not intended to change GAAP but reorganizes the literature.  The Codification, which was incorporated into ASC 105, “Generally Accepted Accounting Principles,” was effective for interim or annual periods ending after September 15, 2009.  Our adoption of the Codification changed certain disclosure references to GAAP, but did not have any other impact on our Consolidated Financial Statements.

In February 2010, the FASB issued guidance to remove the requirement for an entity that files financial statements with the SEC to disclose a date through which subsequent events have been evaluated.  The adoption of this guidance during our current fiscal quarter did not have any impact on our Consolidated Financial Statements.

In December 2008, the FASB issued updated guidance related to an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The updated guidance expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans.  This guidance is effective for fiscal years ending after December 15, 2009, and thus required additional financial statement disclosures beginning with the year ending June 1, 2010 (our current fiscal year).  See Note 9 to the Consolidated Financial Statements for more information.

Accounting Pronouncements Not Yet Adopted
In June 2009, the FASB issued guidance related to the consolidation of variable interest entities.  The updated guidance eliminates the prior exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  This guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the provisions of the pre-Codification guidance.  The guidance is effective for fiscal years beginning after November 15, 2009 (fiscal 2011 for RTI).  We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

In January 2010, the FASB issued fair value guidance requiring new disclosures and clarification of existing disclosures for assets and liabilities that are measured at fair value on either a recurring or non-recurring basis.  The guidance requires disclosure of transfer activity into and out of Level 1 and Level 2 fair value measurements and also requires more detailed disclosure about the activity within Level 3 fair value measurements.  The majority of the requirements in this guidance are effective for interim and annual periods beginning after December 15, 2009 (our fiscal 2010 fourth quarter).  The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.  Requirements related to Level 3 disclosures are effective for annual and interim periods beginning after December 15, 2010 (our fiscal 2011 fourth quarter).  We are currently evaluating the impact of this guidance on our Consolidated Financial Statement disclosures.

2.  Franchise Programs

As of June 1, 2010, our franchise programs included arrangements with 46 franchise groups, including 13 franchise partnerships (franchises in which we have a 1% or 50% ownership) which collectively operated 116 Ruby Tuesday restaurants and 33 traditional domestic and international franchisees which collectively operated 107 Ruby Tuesday restaurants. We do not own any equity interest in our traditional franchisees.  As of June 1, 2010, six of our 13 franchise partnerships were 50%-owned and collectively operated 70 Ruby Tuesday restaurants.  We own 1% of the remaining seven franchise partnerships, which as of that same date collectively operated 46 Ruby Tuesday restaurants.

We enter into development agreements with our franchisees that require them to open varying numbers of Ruby Tuesday restaurants.  As of June 1, 2010, three of our 13 franchise partnerships and 23 of our 33 traditional franchisees had agreements to develop new franchised Ruby Tuesday restaurants.  During fiscal 2010, 2009, and 2008, Ruby Tuesday franchisees opened six, 19, and 14 restaurants, respectively, pursuant to development agreements, as follows:

Fiscal Year	Franchise Partnerships	Other Domestic	International	Total
2010	–	2	4	6
2009	–	10	9	19
2008	5	4	5	14

In conjunction with these openings, we recognized development and licensing fee income totaling $0.1 million, $0.6 million, and $0.7 million in fiscal 2010, 2009, and 2008, respectively.

Deferred development and licensing fees associated with all franchisees totaled $1.2 million and $2.0 million at June 1, 2010 and June 2, 2009, respectively.  We will recognize these fees as income when we have substantially performed all material services and the restaurant has opened for business.  During fiscal 2010, the agreements were terminated for the development of future franchised Ruby Tuesday restaurants with 10 of our 13 franchise partnerships.

As part of the franchise partnership program, we sponsor and serve as partial guarantor for certain credit facilities to assist franchise partnerships with new restaurant development, working capital, and operational cash flow requirements.  See Note 12 to the Consolidated Financial Statements for more information on these programs.

3.  Business and License Acquisitions

Between fiscal 1997 and fiscal 2007, we sold 131 Ruby Tuesday restaurants to our franchises, 37 of which are currently operated by certain of the 13 franchise partnerships and 14 restaurants by traditional domestic franchises. The remaining 80 restaurants, including restaurants previously sold to eight former franchise partnerships between fiscal 1998 and 2000, were reacquired in fiscal 2005, 2007, and 2008, or closed.  The restaurants currently operated by franchise partnerships and traditional franchisees are subject to various franchise agreements.  Included in our Consolidated Balance Sheets are notes receivable from certain franchise partnerships, which generally arose as a part of the consideration received when Company-owned restaurants were refranchised.  See Note 4 to the Consolidated Financial Statements for more information.

Fiscal 2010 and later transactions
On February 17, 2010, we entered into a licensing agreement with Jim N Nicks Barbq Riverchase, Inc. (“Jim ‘N Nick’s”) which allows us to operate multiple restaurants under the Jim ‘N Nick’s Bar-B-Q® name.  Jim ‘N Nick’s is an Alabama-based barbeque concept that currently operates 27 restaurants in seven states.  Under the terms of the agreement, we will pay a licensing fee to Jim ‘N Nick’s of 3.0% of gross sales of any Jim ‘N Nick’s concept restaurant we open.  Jim ‘N Nick’s has the option to terminate future development rights if we do not operate 27 or more Jim ‘N Nick’s concept restaurants within five years of RTI opening the first Jim ‘N Nick’s restaurant.  Management has yet to determine if it will open 27 or more Jim ‘N Nick’s restaurants within five years.

As discussed further in Note 15 to the Consolidated Financial Statements, on July 22, 2010, we entered into a licensing agreement with Gourmet Market, Inc. which allows us to operate multiple restaurants under the Truffles® name.  Truffles is an upscale café concept that currently operates three restaurants in the vicinity of Hilton Head Island, South Carolina.  The Truffles concept offers a diverse menu featuring soups, salads, and sandwiches, a signature chicken pot pie, house-breaded fried shrimp, pasta, ribs, steaks, and a variety of desserts.  Under the terms of the agreement, we will pay a licensing fee to Gourmet Market, Inc. of 2.0% of gross sales of any Truffles we open.  Gourmet Market, Inc. has the option to terminate future development rights if we do not operate 18 or more Truffles restaurants within five years or 40 or more Truffles within 10 years of the effective date of the agreement.  Management has yet to determine if it will open 18 or more Truffles restaurants within five years or 40 or more Truffles within 10 years.

We are currently evaluating the conversion of certain lower performing Ruby Tuesday concept restaurants to the Jim ‘N Nick’s, Truffles, and Wok-Hay concept restaurants.  We currently anticipate converting one to three company-owned Ruby Tuesday concept restaurants to each of these three concepts in fiscal 2011.

Fiscal 2009 transactions
On March 18, 2009, we acquired a Ruby Tuesday restaurant in Rockwall, Texas from a traditional domestic franchise for $0.7 million in cash.  The purchase price was allocated to the fair value of property and equipment of $0.6 million and reacquired franchise rights and other assets of $0.1 million.

4.  Accounts and Notes Receivable

Accounts and notes receivable – current consist of the following (in thousands):

	2010	2009

Rebates receivable	$643	$590
Amounts due from franchisees	5,439	3,797
Other receivables	3,508	1,822
Current portion of notes receivable	4,603	6,434
	14,193	12,643
Less allowances for doubtful notes and equity
method losses	4,447	4,548
$9,746	$8,095

We negotiate purchase arrangements, including price terms, with designated and approved suppliers on behalf of us and our franchise system. We receive various volume discounts and rebates based on purchases for our Company-owned restaurants from numerous suppliers.

Amounts due from franchisees consist of royalties, license, and other miscellaneous fees, a substantial portion of which represent current and recently-invoiced billings.  Also included in this amount is the current portion of the straight-lined rent receivable from franchise sublessees and the amount to be collected in exchange for RTI’s guarantees of certain franchise partnership debt.

We defer recognition of franchise fee revenue for any franchise partnership with negative cash flows at times when the negative cash flows are deemed to be anything other than temporary and the franchise has either borrowed directly from us or through a facility for which we provide a guarantee.  We also do not recognize franchise fee revenue from franchises with fees in excess of 60 days past due.  Accordingly, we have deferred recognition of a portion of franchise revenue from certain franchisees.  Unearned income for franchise fees was $2.4 million and $1.2 million as of June 1, 2010 and June 2, 2009, respectively, which is included in Other deferred liabilities and/or Accrued liabilities – rent and other in the Consolidated Balance Sheets.  The increase in unearned income is primarily due to an increase in unearned fees due from a traditional franchisee ($1.0 million), for whom we agreed to defer fees for a limited period of time while the franchise negotiated with its lenders for extended terms.

As of June 1, 2010, other receivables consisted primarily of amounts due for third-party gift card sales ($1.4 million) and amounts due from our distributor for purchases of lobster ($0.8 million).  See Note 5 to the Consolidated Financial Statements for further discussion of our lobster inventory.  Included in other receivables at June 2, 2009 are amounts due for third-party gift card sales and amounts due from various landlords.

	2010	2009

Notes receivable from domestic franchisees	$7,026	$9,644
Less current maturities (included in accounts and
notes receivable)	4,603	6,434
	2,423	3,210
Less allowances for doubtful notes and equity
method losses, noncurrent	2,154	2,497
Total notes receivable, net -- noncurrent	$269	$713

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

Twelve current franchisees received acquisition financing from RTI as part of the refranchising transactions in prior years.  The amounts financed by RTI approximated 36% of the original purchase prices.  Three of these twelve franchisees have a balance remaining on their acquisition notes as of June 1, 2010.  As discussed below, remaining amounts due from one of these twelve franchisees were forgiven during fiscal year 2010.

Notes receivable from domestic franchisees also include amounts advanced to nine of our franchise partnerships under short-term line of credit arrangements in order to assist the franchises with operating cash flow needs during the current economic downturn.  These arrangements are not required by our franchise operating agreements and may be discontinued in the future.

While certain of our domestic franchisees are in arrears concerning their franchise fees as previously discussed, as of June 1, 2010, all the domestic franchisees were making interest and/or principal payments on a monthly basis in accordance with the current terms of their notes.  During the fourth quarter of fiscal 2010, the note associated with one of our 1%-owned franchise partnerships was restructured to extend the maturity date from May 10, 2010 to May 10, 2011.  All of the refranchising notes accrue interest at 10.0% per annum.

The allowance for doubtful notes represents our best estimate of losses inherent in the notes receivable at the balance sheet date.  During fiscal 2010, 2009, and 2008, we increased the reserve $1.7 million, $3.7 million, and $0.8 million, respectively, based on our estimate of the extent of those losses.  During the first quarter of fiscal 2010, we forgave a $1.3 million note owed by our Utah franchise, for which we had a reserve of $1.2 million recorded in our allowance for doubtful notes prior to the forgiveness.  During the third quarter of fiscal 2010, we forgave a $0.4 million note and $0.5 million line of credit owed by our Minneapolis franchise and forgave a $0.3 million line of credit owed by our Seattle franchise.  We had a reserve of $1.1 million recorded in our allowance for doubtful notes for these notes prior to the forgiveness.

Also included in the allowance for doubtful notes is $1.5 million and $1.0 million as of June 1, 2010 and June 2, 2009, respectively, which represents our portion of the equity method losses of certain of our 50%-owned franchise partnerships which was in excess of our recorded investment in those partnerships.

Scheduled contractual repayments of notes receivable at June 1, 2010 are as follows (in thousands):

2011	$ 4,603
2012	744
2013	530
2014	410
2015	453
Subsequent years	286
$ 7,026

5.  Inventories

Our merchandise inventory was $21.1 million and $12.8 million as of June 1, 2010 and June 2, 2009, respectively.  The increase from the end of the prior fiscal year is due primarily to advance purchases of lobster, as described below.

Beginning in fiscal 2010, we have purchased lobster in advance of our needs and stored it in third-party facilities prior to our distributor taking possession of the inventory.  Once the lobster is moved to our distributor’s facilities, we transfer ownership to the distributor.  We later reacquire the inventory from our distributor upon its subsequent delivery to our restaurants.

6.  Assets Held for Sale, Property, Equipment, and Operating Leases

Amounts included in assets held for sale at June 1, 2010 and June 2, 2009 totaled $3.2 million and $16.1 million, respectively, primarily consisting of parcels of land upon which we have no intention to build restaurants, land and buildings of closed restaurants, and various liquor licenses.  During fiscal 2010, we sold surplus properties and liquor licenses with a carrying value of $4.5 million at a net gain of $1.0 million.  During fiscal 2009, we sold surplus properties with a carrying value of $10.9 million at a net gain of $0.7 million.  Cash proceeds, net of broker fees, from these sales in fiscal 2010 and 2009 totaled $5.4 million and $11.6 million, respectively.

Property and equipment, net, is comprised of the following (in thousands):

	2010	2009
Land	$218,806	$218,452
Buildings	461,159	459,335
Improvements	399,874	407,962
Restaurant equipment	268,071	274,922
Other equipment	90,411	90,684
Construction in progress and other*	27,898	20,164
	1,466,219	1,471,519
Less accumulated depreciation and amortization	522,733	486,420
	$943,486	$985,099

* Included in Construction in progress and other as of June 1, 2010 and June 2, 2009 are $24.8 million and $17.6 million, respectively, of assets held for sale that are not classified as such in the Consolidated Balance Sheets as we do not expect to sell these assets within the next 12 months.  These assets primarily consist of parcels of land upon which we have no intention to build restaurants.

Approximately 51% of our 656 restaurants are located on leased properties.  Of these, approximately 64% are land leases only; the other 36% are for both land and building.  The initial terms of these leases expire at various dates over the next 20 years. These leases may also contain required increases in minimum rent at varying times during the lease term and have options to extend the terms of the leases at a rate that is included in the original lease agreement. Most of our leases require the payment of additional (contingent) rent that is based upon a percentage of restaurant sales above agreed upon sales levels for the year. These sales levels vary for each restaurant and are established in the lease agreements.  We recognize contingent rental expense (in annual as well as interim periods) prior to the achievement of the specified target that triggers the contingent rental expense, provided that achievement of that target is considered probable.

The following is a schedule by year of future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 1, 2010 (in thousands):

2011	$ 39,408
2012	36,977
2013	34,433
2014	30,984
2015	27,508
Subsequent years	166,298
Total minimum lease payments	$ 335,608

The following schedule shows the future minimum sub-lease payments contractually due from franchisees and others for the next five years and thereafter under noncancelable sub-lease agreements (in thousands):

	Franchisees	Others	Total
2011	$ 2,690	$ 255	$ 2,945
2012	2,384	259	2,643
2013	2,161	196	2,357
2014	1,769	179	1,948
2015	1,642	157	1,799
Subsequent years	6,398	73	6,471
Total minimum sub-lease payments	$ 17,044	$ 1,119	$ 18,163

The following table summarizes our minimum and contingent rent expense and our sublease rental income under our operating leases (in thousands):

	2010	2009	2008
Minimum rent	$ 42,153	$ 43,520	$ 47,666
Contingent rent	1,745	4,316	2,198
	43,898	47,836	49,864
Sublease rental income	(3,218)	(3,752)	(3,963)
	$ 40,680	$ 44,084	$ 45,901

The amounts shown for fiscal 2010 and 2009 above exclude rent expense of $1.8 million and $8.0 million, respectively, relating to lease reserves established for closed restaurants or dead sites, which is included with closures and impairments expense in our Consolidated Statements of Operations.

7.  Long-Term Debt and Capital Leases

Long-term debt and capital lease obligations consist of the following (in thousands):

	2010	2009
Revolving credit facility	$203,800	$319,100
Senior notes:
Series A, due April 2010	–	77,146
Series B, due April 2013	48,442	55,646
Mortgage loan obligations	36,834	41,326
Capital lease obligations	190	189
	289,266	493,407
Less current maturities	12,776	16,841
	$276,490	$476,566

Estimated annual maturities of long-term debt and capital lease obligations at June 1, 2010 are as follows (in thousands):

2011	$12,776
2012	218,624
2013	35,840
2014	4,109
2015	3,045
Subsequent years	14,872
$289,266

On November 19, 2004, we entered into a five-year revolving credit agreement (the “Credit Facility”) to provide capital for general corporate purposes.  On February 28, 2007, we amended and restated our Credit Facility to increase the aggregate amount we may borrow to $500.0 million.  This amount included a $50.0 million subcommitment for the issuance of standby letters of credit and a $50.0 million subcommitment for swingline loans.

We entered into an additional amendment of the amended and restated Credit Facility on May 21, 2008.  The May 21, 2008 amendment to the Credit Facility, as well as a similarly-dated amendment and restatement of the notes issued in the Private Placement as discussed below, eased financial covenants regarding the minimum fixed charge coverage ratio and maximum funded debt ratio.  We are currently in compliance with our debt covenants.  In exchange for the new covenant requirements, in addition to higher interest rate spreads and mandatory reductions in capacity and/or prepayments of principal, the amendments also imposed restrictions on future capital expenditures and require us to achieve certain leverage thresholds for two consecutive fiscal quarters before we may pay dividends or repurchase any of our stock.  As of June 1, 2010, we have achieved the required leverage thresholds for two consecutive fiscal quarters and thus are now allowed, if our Board of Directors so chooses, to reinstate dividend payments and repurchases of our stock.

Following the May 21, 2008 amendment to the Credit Facility, through a series of scheduled quarterly and other required reductions, our original $500.0 million capacity has been reduced, as of June 1, 2010, to $400.6 million.  We expect the capacity of the Credit Facility to be further reduced by $26.9 million in fiscal 2011.

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

As further discussed in Note 11 to the Consolidated Financial Statements, on July 28, 2009, we closed an underwritten public offering of 11.5 million shares of Ruby Tuesday, Inc. common stock at $6.75 per share, less underwriting discounts.  We received approximately $73.1 million in net proceeds from the sale of the shares, after deducting underwriting discounts and offering expenses.  The net proceeds were used to repay indebtedness under our Credit Facility.

Under the terms of the Credit Facility, we had borrowings of $203.8 million with an associated floating rate of interest of 1.63% at June 1, 2010.  As of June 2, 2009, we had $319.1 million outstanding with an associated floating rate of interest of 2.96%.  After consideration of letters of credit outstanding, we had $176.7 million available under the Credit Facility as of June 1, 2010.  The Credit Facility will mature on February 23, 2012.

On April 3, 2003, we issued notes totaling $150.0 million through a private placement of debt (the “Private Placement”).  On May 21, 2008, concurrent with the Credit Facility discussed above, we amended and restated the notes issued in the Private Placement.  The May 21, 2008 amendment requires us to offer quarterly and other prepayments, which predominantly consist of semi-annual prepayments to be determined based upon excess cash flows as defined in the Private Placement.

On April 1, 2010, we paid off the remaining balance of $70.1 million of Private Placement Series A Notes using funds borrowed under the Credit Facility.  At June 1, 2010, the Private Placement consisted of $48.4 million in notes with an interest rate of 7.17% (the “Series B Notes”).  The Series B Notes mature on April 1, 2013.  During fiscal 2010, we offered, and our noteholders accepted, principal prepayments of $7.2 million on the Series B Notes.  We estimate that we will offer prepayments totaling $8.2 million during the next twelve months.  Accordingly, we have classified $8.2 million as current as of June 1, 2010.  This amount includes four quarterly offers of $2.0 million each and additional amounts to be determined based upon excess cash flows.

Simultaneous with the other May 21, 2008 amendments, we entered into a pledge agreement with our Credit Facility and Private Placement creditors, as well as those creditors associated with our Franchise Facility (discussed in Note 12 to the Consolidated Financial Statements), whereby we pledged certain subsidiary equity interests as security for the repayment of our obligations under these agreements.

Due to no new restaurant construction during fiscal 2010, we did not capitalize any interest expense during the current year.  We capitalized interest expense related to restaurant construction totaling $0.1 million and $0.8 million in fiscal 2009 and 2008, respectively.

8.  Closures and Impairments Expense, Including Goodwill

Closures and impairment expenses include the following (in thousands):

	2010	2009	2008
Impairments for:
Restaurants closed during current fiscal year	$–	$18,319	$48
Open restaurants	2,240	12,138	2,975
Surplus properties	941	8,954	1,020
Company airplane	–	1,231	256
Other	–	501	5
	3,181	41,143	4,304
Dead site costs	258	2,159	1,287
Closed restaurant lease reserves	756	10,254	658
Other closing expense	601	2,113	216
Gain on sale of surplus properties	(1,020)	(718)	(12)
	$3,776	$54,951	$6,453

Fiscal 2009 closures and impairment expenses include impairments recorded in connection with a plan announced on December 18, 2008 to restructure our property portfolio.  As a result of this plan, we incurred charges associated with 54 restaurants we closed during fiscal 2009, 41 of which were leased properties.  Following the restaurant closings, we performed an analysis of the now-closed properties in order to estimate the lease liability and any other costs associated with the closings.  Based upon the analysis performed, we recorded charges of $10.3 million for costs associated with lease terminations and future lease obligations during the year ended June 2, 2009.  A rollforward of our liabilities associated with closed properties is as follows (in thousands):

	2010	2009
Beginning of year	$11,128	$3,683
Closing expense including rent and other lease charges	756	10,254
Transfer of deferred escalating minimum rent liability balance	–	3,522
Payments	(6,915)	(6,219)
Other adjustments	–	(112)
End of year	$4,969	$11,128

For fiscal 2011 and beyond, our focus will be on obtaining settlements on as many of these leases as is possible and these settlements could be higher or lower than the amounts recorded.  The actual amount of any cash payments made by the Company for lease contract termination costs will be dependent upon ongoing negotiations with the landlords of the leased restaurant properties.

Goodwill represents the excess of costs over the fair market value of assets of businesses acquired.  We had recorded goodwill from our predecessor’s acquisition of the Ruby Tuesday concept in 1982, the acquisitions of certain franchise partnerships, and the Wok Hay acquisition.  Our goodwill totaled $18.9 million at June 3, 2008.

In the second quarter of fiscal 2009, the shortfall of our market capitalization versus the carrying value of our equity exceeded that of previous quarters.  This, coupled with our continued decline in same-restaurant sales, overall economic conditions and the challenging environment for the restaurant industry, led us to conclude that our goodwill was impaired.  As a result, we recorded a charge of $19.0 million ($14.0 million, net of tax) during fiscal 2009, representing the full value of the goodwill.

9.  Retirement Benefits

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

Minimum funding for the Retirement Plan is determined in accordance with the guidelines set forth in employee benefit and tax laws.  From time to time we may contribute additional amounts as we deem appropriate.  We estimate that we will be required to make a contribution of $0.3 million to the Retirement Plan in fiscal 2011.

The Retirement Plan’s assets are held in trust and were allocated as follows on June 1, 2010 and June 2, 2009, the measurement dates:

	Target Allocation	2010 Allocation	2009 Allocation
Equity securities	60-80%	67%	60%
Fixed income securities	20-40%	30%	37%
Cash and cash equivalents	0%	3%	3%

Total	100%	100%	100%

Retirement Plan fiduciaries set investment policies and strategies for the Retirement Plan’s trust.  The primary investment objectives are to maximize total return within a prudent level of risk, focus on a 3-5 year time horizon, fully diversify investment holdings, and meet the long-term return target selected as an actuarial assumption (currently 7%).  The Retirement Plan’s fiduciaries oversee the investment allocation process, which includes selecting investment managers, commissioning periodic asset-liability studies, setting long-term strategic targets, and monitoring asset allocations.  Target allocation ranges are guidelines, not limitations, and occasionally the Retirement Plan’s fiduciaries will approve allocations above or below a target range.

Under the terms of the investment policy statement, plan assets are comprised of two major classes: equity and fixed income securities.  The goal of the equity portfolio is to produce a total return that will provide a hedge against inflation.  Equity securities can include both domestic and international securities with a long-term goal to maintain an equity allocation of approximately 60-80% of the total market value of plan assets.  To be fully invested, the trust’s equity portfolio should not contain any domestic stock with value in excess of 10% of the total and the aggregate amount of the international equities should not exceed 30% of the total.

The goal of the fixed income portfolio is to reduce the overall volatility of the Plan, provide a stable stream of income, and provide a hedge against deflation over an investment horizon spanning 5-10 years without exposure to excessive interest rate or credit rate risk.  Fixed income securities should be primarily U.S. Treasury or Government Agency securities and investment-grade corporate bonds at the time of purchase with a long-term goal to maintain a fixed income allocation of approximately 20-40% of the total market value of plan assets.  Investment grade bonds will include securities rated at least BBB by Standard & Poor’s or the equivalent Moody’s index.  Any single non-government issue is limited to 10% of the portfolio.

The fair values of assets held by the Retirement Plan by asset category are as follows (in thousands):

	Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$182	$–	$182	$–
Equity securities
U.S.-based companies	3,368	3,368	–	–
International-based companies	609	609	–	–
Fixed income securities	1,770	1,770
Total	$5,929	$5,747	$182	$–

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

As discussed further in Note 12 to the Consolidated Financial Statements, we are contingently liable for retirement benefits accrued through March 1996 for certain employees of two companies formerly owned by RTI.

In light of our founder and Chief Executive Officer’s (“CEO’s”) long history with the Company and the current climate regarding certain aspects of executive compensation agreements, our Board of Directors and CEO, Samuel E. Beall, III, determined, in January 2010, that a renewal of Mr. Beall’s existing employment agreement with the Company was not necessary.  However, the Board and Mr. Beall desired that he continue his employment with the Company beyond the term of the existing agreement.  Accordingly, the Board approved the Third Amendment to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan, which had the effect of maintaining his retirement benefit.   This amendment, which is consistent with a provision in Mr. Beall’s current employment agreement, addresses any disincentive that may have arisen had the agreement been terminated and the retirement benefit not maintained.  Having addressed this issue, the Board and Mr. Beall decided to terminate the agreement at that time rather than allowing it to terminate on July 19, 2010 in accordance with its term.  Accordingly, Mr. Beall’s employment agreement with the Company was terminated on January 6, 2010.

Because our CEO is currently retirement-eligible and would be entitled to receive his entire pension payment in a lump-sum six months following his retirement, we have classified an amount representing that pension payment ($8.1 million) into Accrued liabilities – payroll and related costs in our June 1, 2010 Consolidated Balance Sheet.

Although considered to be unfunded, we own whole-life insurance contracts in order to provide a source of funding for benefits due under the terms of the Executive Supplemental Pension Plan and the Management Retirement Plan.  Benefits payable under these two plans are paid from a rabbi trust which holds the insurance contracts.  We will on occasion contribute additional amounts into the rabbi trust in the event of a liquidity shortfall.  We currently project that benefit payments from the rabbi trust for these two plans will approximate $1.5 million in fiscal 2011, which excludes the previously-mentioned $8.1 million lump-sum payment which would become payable upon the retirement of our CEO.

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

The following tables detail the components of net periodic benefit cost and the amounts recognized in our Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the "Pension Plans") and the Postretirement Medical and Life Benefits plans (in thousands):

	Pension Benefits
	2010	2009	2008

Service cost	$450	$410	$365
Interest cost	2,490	2,412	2,263
Expected return on plan assets	(422)	(673)	(745)
Amortization of prior service cost (a)	327	327	327
Recognized actuarial loss	1,385	967	975
Net periodic benefit cost	$4,230	$3,443	$3,185

	Postretirement Medical and Life Benefits
	2010	2009	2008

Service cost	$10	$9	$10
Interest cost	85	86	95
Amortization of prior service cost (a)	(64)	(64)	(32)
Recognized actuarial loss	102	105	96
Net periodic benefit cost	$133	$136	$169

(a) Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

The following table details changes in the amounts recognized in accumulated comprehensive income/(loss) in our 2010 and 2009 Consolidated Financial Statements for the Pension Plans and the Postretirement Medical and Life Benefits plans (in thousands):

	Pension Benefits		Postretirement Medical and Life Benefits
	2010	2009	2010	2009
Prior service cost	$0	$0	$0	$0
Net actuarial loss	3,648	5,165	191	74
Amortization of prior service cost	(327)	(382)	64	75
Amortization of actuarial gain	(1,385)	(1,128)	(102)	(123)
Total recognized in accumulated
other comprehensive income/(loss)	$1,936	$3,655	$153	$26

Total recognized in net periodic
benefit cost and accumulated
other comprehensive income/(loss)	$6,166	$7,673	$286	$185

The change in benefit obligation and plan assets and reconciliation of funded status is as follows (in thousands):

	Pension Benefits		Postretirement Medical and Life Benefits
	2010	2009	2010	2009
Change in benefit obligation:
Beginning projected benefit obligation	$40,314	$39,551	$1,368	$1,402
Service cost (1)	450	478	10	11
Interest cost (1)	2,490	2,814	85	100
Actuarial loss (1)	3,836	2,634	191	75
Benefits paid (1)	(4,488)	(5,163)	(231)	(212)
Change in plan provisions				(8)
Benefit obligation at end of year	$42,602	$40,314	$1,423	$1,368

Change in plan assets:
Beginning fair value of plans assets	$5,780	$8,963	$0	$0
Actual return on plan assets (1)	603	(2,014)
Employer contributions (1)	4,034	3,994	231	212
Benefits paid (1) (2)	(4,488)	(5,163)	(231)	(212)
Fair value of plan assets at
end of year	$5,929	$5,780	$0	$0

(1) 2009 amounts are for the 14-month period from the 2008 measurement date (March 31) to the 2009 year-end.
(2) Benefits paid during fiscal 2010 and 2009 include lump-sum payouts of accrued benefits to three executives who retired under the provisions of the Executive Supplemental Pension Plan between June and January 2009. Fiscal 2010 and 2009 benefits paid to these executives totaled $1.8 million and $1.9 million, respectively.

Funded status at end of year	$(36,673)*	$(34,534)*	$(1,423)	$(1,368)

Amounts recognized in the Consolidated Balance Sheets:
Accrued liabilities – payroll and related
Costs	$(9,592)	$(3,249)	$(129)	$(125)
Other deferred liabilities	(27,081)	(31,285)	(1,294)	(1,243)
Net amount recognized at year-end	$(36,673)	$(34,534)	$(1,423)	$(1,368)
Amounts recognized in accumulated other comprehensive income/(loss):
Prior service (cost) credit	$(698)	$(1,025)	$217	$281
Net actuarial loss	(20,132)	(17,869)	(1,236)	(1,146)
Total amount recognized	$(20,830)	$(18,894)	$(1,019)	$(865)

*
The funded status reflected above includes the liabilities attributable to all of the Pension Plans but only the assets of the Retirement Plan as the other plans are not considered funded for ERISA purposes. To provide a source for the payment of benefits under the Executive Supplemental Pension Plan and the Management Retirement Plan, we own whole-life insurance contracts on some of the participants. The cash value of these policies net of policy loans was $25.2 million and $27.3 million at June 1, 2010 and June 2, 2009, respectively.  In addition, we held in trust $2.4 million and $2.8 million of cash and cash equivalents as of June 1, 2010 and June 2, 2009, respectively, relating to these policies.  We maintain a rabbi trust to hold the policies and death benefits as they are received.

The estimated prior service cost for the Pension Plans and the Postretirement Medical and Life Benefits plans that will be amortized from accumulated other comprehensive income into net periodic pension cost in fiscal 2011 is $0.3 million and $(0.1) million, respectively.  The estimated net loss for the Pension Plans and the Postretirement Medical and Life Benefits plans that will be amortized from accumulated other comprehensive income into net periodic pension cost in fiscal 2011 is $1.6 million and $0.1 million, respectively.

Additional measurement date information for the pension plans which have benefit obligations in excess of plan assets (in thousands):

	Pension Benefits		Postretirement Medical and Life Benefits
	June 1, 2010	June 2, 2009	June 1, 2010	June 2, 2009
Projected benefit obligation	$42,602	$40,314	$1,423	$1,368
Accumulated benefit
obligation	41,233	38,453	1,423	1,368
Fair value of plan assets	5,929	5,780	0	0

The weighted-average assumptions used to determine the net periodic benefit cost for fiscal years are set forth below:

	Pension Benefits
	2010	2009	2008
Discount rate	6.5%	6.4%	6.0%
Expected return on plan assets	8.0%	8.0%	8.0%
Rate of compensation increase	3.1%	3.6%	4.0%

	Postretirement Medical and Life Benefits
	2010	2009	2008
Discount rate	6.5%	6.4%	6.0%
Rate of compensation increase	3.0%	3.5%	4.0%

Our estimated long-term rate of return on plan assets represents the weighted-average of expected future returns on the asset categories included in our target investment allocation based primarily on the historical returns for each asset category, adjusted for an assessment of current market conditions.

The weighted average assumptions used to determine benefit obligations at the measurement dates are set forth below:

	Pension Benefits
	2010	2009
Discount rate	5.5%	6.5%
Rate of compensation increase	2.0%	3.1%

	Postretirement Medical and Life Benefits
	2010	2009
Discount rate	5.5%	6.5%
Rate of compensation increase	2.0%	3.0%

We currently are assuming a gross medical trend rate of 9.0% for fiscal 2011.  We expect this rate to decrease approximately 0.5% per year for an ultimate trend rate of 6.0% in fiscal 2017.  A change in this rate of 1.0% would have no significant effect on either our net periodic postretirement benefit expense or our accrued postretirement benefits liability.

The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are set forth below (in thousands):

	Pension Benefits	Postretirement Medical and Life Benefits
2011	$10,483 (1)	$129
2012	2,758	124
2013	3,061	127
2014	2,883	124
2015	2,301	118
2016-2020	14,653	601

(1) Estimated benefit payments for 2011 include an $8.1 million lump-sum payment to our CEO, who, as previously discussed, is retirement-eligible.

Expected benefits are estimated based on the same assumptions used to measure our benefit obligation on our measurement date of June 1, 2010 and, where applicable, include benefits attributable to estimated further employee service.

Defined Contribution Plans
We sponsor two defined contribution plans for active employees, as summarized below.

Salary Deferral Plan
RTI offers certain employees a 401(k) plan called the Ruby Tuesday, Inc. Salary Deferral Plan (“401(k) Plan”). We make matching contributions to the 401(k) Plan based on each eligible employee's pre-tax contribution and years of service. Effective January 1, 2009, we match in cash each fiscal quarter a specified percentage of the participating employee's first 6% of pre-tax contribution based on achievement of a same-restaurant sales performance factor.  Between January 1, 2007 and December 31, 2008, we matched in cash 20% of the participating employee’s first 6% of pre-tax contribution until a participant completed five years of service, 40% during the next five years of service, and 50% once a participant completed 10 years of service.  Company matches do not vest until the employees have worked three years for us.  Given that the Company did not achieve the 2010 same-restaurant sales performance factor in order for there to be an employer match, we had no expense related to the 401(k) Plan for fiscal 2010.  Fiscal 2009 and 2008 401(k) Plan expenses were $0.6 million and $1.0 million, respectively.

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

Like the Predecessor Plan, the Deferred Compensation Plan is an unfunded, non-qualified deferred compensation plan for eligible employees.  The provisions of the Deferred Compensation Plan are similar to those of the 401(k) Plan.  We had no expenses under the Deferred Compensation Plan for fiscal 2010.  Fiscal 2009 and 2008 Deferred Compensation Plan expenses were $0.1 million and $0.2 million, respectively.  Assets earmarked to pay benefits under the Deferred Compensation Plan are held by a rabbi trust.  Assets and liabilities of a rabbi trust must be accounted for as if they are Company assets or liabilities, therefore, all earnings and expenses are recorded in our consolidated financial statements.  The Deferred Compensation Plan’s assets and liabilities, which approximated $7.7 million and $9.6 million in fiscal 2010 and 2009, respectively, are included in prepaid and other expenses, other assets, accrued liabilities - payroll and related costs, and other deferred liabilities in the Consolidated Balance Sheets, except for the investment in RTI common stock and the related liability payable in RTI common stock which are reflected in Shareholders’ Equity in the Consolidated Balance Sheets.

10.  Income Taxes

Income tax expense/(benefit) includes the following components (in thousands):

	2010	2009	2008
Current:
Federal	$(6,387)	$(9,134)	$2,270
State	(822)	300	605
Foreign	107	201	126
	(7,102)	(8,633)	3,001
Deferred:
Federal	16,900	(10,499)	(3,667)
State	2,616	(5,816)	(2,012)
	19,516	(16,315)	(5,679)
	$12,414	$(24,948)	$(2,678)

Deferred tax assets and liabilities are comprised of the following (in thousands):

	2010	2009
Deferred tax assets:
Employee benefits	$29,516	$29,957
Escalating minimum rents	17,242	16,756
General business credits carryforward	7,976	11,022
State net operating losses	5,996	5,803
Insurance reserves	4,809	5,177
Closed restaurant lease reserves	1,711	3,947
Goodwill	1,904	1,848
Gift certificate income	1,403	1,280
Unearned income	1,633	1,054
Other	4,174	5,473
Total deferred tax assets	76,364	82,317

Deferred tax liabilities:
Depreciation	(89,542)	(76,814)
Smallwares	(2,340)	(2,496)
Prepaid deductions	(1,864)	(2,370)
Partnership investments	(5,156)	(2,131)
Other	(3,678)	(3,294)
Total deferred tax liabilities	(102,580)	(87,105)
Net deferred tax liability	$(26,216)	$(4,788)

Reported in Consolidated Balance Sheets as:
Deferred income taxes – current asset	$13,794	$15,918
Deferred income taxes – noncurrent liability	(40,010)	(20,706)
	$(26,216)	$(4,788)

We believe it is more likely than not that future tax deductions attributable to our deferred tax assets will be realized and therefore no valuation allowance has been recorded.

During fiscal 2009, RTI generated a federal net operating loss of $55.9 million, a substantial portion of which related to a tax accounting method change as permitted by the Internal Revenue Service relating to the expensing of certain  repairs.  As a result of the carryback of the loss to fiscal 2007, during fiscal 2010 we collected federal and state income tax refunds totaling $21.5 million.  At June 1, 2010, we had state net operating loss carryforwards of approximately $127.8 million which expire at varying times between fiscal 2013 and 2030.

A reconciliation from the statutory federal income tax expense to the reported income tax expense/(benefit) is as follows (in thousands):

	2010	2009	2008

Statutory federal income taxes	$20,215	$(15,003)	$8,295
State income taxes, net of federal income tax benefit	955	(3,586)	(914)
FICA tip credit	(7,735)	(6,321)	(6,348)
Work opportunity tax credit	(1,352)	(1,443)	(1,068)
Other federal tax credits	(179)	(241)	(197)
Goodwill impairment	–	2,571	–
Other, net	510	(925)	(2,446)
	$12,414	$(24,948)	$(2,678)

We had a liability for unrecognized tax benefits of $3.4 million at June 1, 2010, $2.2 million of which, if recognized, would impact our effective tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2010 and 2009 follows (in thousands):

	2010	2009
Beginning of year	$4,505	$4,376
Additions for tax positions related to the current year	666	778
Reductions for tax positions related to the current year	(98)
Additions for tax positions of prior years	107	79
Reductions for tax positions of prior years	(366)	(154)
Reductions for settlements with taxing authorities	(459)	(59)
Reductions due to statute settlements	(940)	(515)
End of year	$3,415	$4,505

We do not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

As discussed in Note 1 to the Consolidated Financial Statements, our policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes.  Interest is computed on the difference between our uncertain tax benefit positions and the amount deducted or expected to be deducted in our tax returns.  At June 1, 2010, we had $1.1 million of accrued interest and penalties related to unrecognized tax benefits.

During 2010, accrued interest and penalties decreased by $0.6 million, of which $0.4 million affected the 2010 effective tax rate.  If we were to prevail on all uncertain tax positions, the reversal of this accrual would also be a benefit to our effective tax rate.  At June 1, 2010, total liabilities of $4.5 million, including the above-mentioned $1.1 million for the payment of accrued interest and penalties, are included in Accrued liabilities – rent and other and other deferred liabilities as reported on the Consolidated Balance Sheet.

At June 1, 2010, we are no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2007, and with few exceptions, state and local examinations by tax authorities prior to fiscal year 2007.

11. Capital Stock and Share-Based Employee Compensation

Preferred Stock - RTI is authorized, under its Certificate of Incorporation, to issue up to 250,000 shares of preferred stock with a par value of $0.01. These shares may be issued from time to time in one or more series. Each series will have dividend rates, rights of conversion and redemption, liquidation prices, and other terms or conditions as determined by the Board of Directors. No preferred shares have been issued as of June 1, 2010.

2010 Common Stock Offering - On July 28, 2009, we sold 11.5 million shares of Ruby Tuesday, Inc. common stock in an underwritten public offering at $6.75 per share, less underwriting discounts.  The amount sold included 1.5 million shares sold in connection with the exercise of an over-allotment option granted to the underwriters.  The shares sold were issued pursuant to a shelf registration statement on Form S-3, which was filed with the SEC on June 25,

2009.  We received approximately $73.1 million in net proceeds from the sale of the shares, after deducting underwriting discounts and offering expenses.  Wells Fargo Securities and BofA Merrill Lynch acted as joint book-running managers for the offering and SunTrust Robinson Humphrey, Inc. and Morgan Keegan & Company, Inc. were co-managers of the offering.  The net proceeds were used to repay indebtedness under our Credit Facility.

The Ruby Tuesday, Inc. Stock Incentive and Deferred Compensation Plan for Directors - Under the Ruby Tuesday, Inc. Stock Incentive and Deferred Compensation Plan for Directors (“Directors’ Plan”), non-employee directors are eligible for awards of share-based incentives.  Restricted shares granted under the Directors’ Plan vest in equal amounts after one, two, and three years provided the Director continually serves on the Board.  Options issued under the Plan become vested after 30 months and are exercisable until five years after the grant date.  Stock option exercises are settled with the issuance of new shares of common stock.

All options awarded under the Directors’ Plan have been at the fair market value at the time of grant. A Committee, appointed by the Board, administers the Directors’ Plan.  At June 1, 2010, we had reserved 295,000 shares of common stock under this Plan, 186,000 of which were subject to options outstanding, for a net of 109,000 shares of common stock currently available for issuance under the Directors’ Plan.

The Ruby Tuesday, Inc. 2003 Stock Incentive Plan and the Ruby Tuesday, Inc. 1996 Stock Incentive Plan - A Committee, appointed by the Board, administers the Ruby Tuesday, Inc. 2003 Stock Incentive Plan (“2003 SIP”) and the Ruby Tuesday, Inc. 1996 Stock Incentive Plan (“1996 SIP”), and has full authority in its discretion to determine the key employees and officers to whom share-based incentives are granted and the terms and provisions of share-based incentives.  Option grants under the 2003 SIP and 1996 SIP can have varying vesting provisions and exercise periods as determined by such Committee.  Options granted under the 2003 SIP and 1996 SIP vest in periods ranging from immediate to fiscal 2012, with the majority vesting 24 or 30 months following the date of grant, and the majority expiring five or seven (but some up to 10) years after grant.  The majority of restricted shares granted under the 2003 SIP and 1996 SIP in fiscal 2010, 2009, and 2008 are performance-based.  The 2003 SIP and 1996 SIP permits the Committee to make awards of shares of common stock, awards of stock options or other derivative securities related to the value of the common stock, and certain cash awards to eligible persons. These discretionary awards may be made on an individual basis or for the benefit of a group of eligible persons. All options awarded under the 2003 SIP and 1996 SIP have been at the fair market value at the time of grant.

At June 1, 2010, we had reserved a total of 5,564,000 and 1,666,000 shares of common stock for the 2003 SIP and 1996 SIP, respectively.  Of the reserve shares at June 1, 2010, 2,690,000 and 1,170,000 were subject to options outstanding for the 2003 SIP and 1996 SIP, respectively.  Stock option exercises are settled with the issuance of new shares of common stock.  Net shares of common stock available for issuance at June 1, 2010 under the 2003 SIP and 1996 SIP were 2,874,000 and 496,000, respectively.

Stock Options
The following table summarizes the activity in options under these stock option plans (in thousands, except per-share data):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at June 5, 2007	6,928	$26.56
Granted	806	$7.82
Exercised	(124)	$17.96
Forfeited	(775)	$19.00

Balance at June 3, 2008	6,835	$25.36
Granted	282	$6.50
Exercised	–	$–
Forfeited	(2,315)	$27.84

Balance at June 2, 2009	4,802	$23.06
Granted	622	$6.58
Exercised	–	$–
Forfeited	(1,378)	$25.46
Balance at June 1, 2010	4,046	$19.70	2.42	$ 5,391

Exercisable	2,422	$27.15	1.57	$ 845

The aggregate intrinsic value represents the closing stock price as of June 1, 2010 less the strike price, multiplied by the number of options that have a strike price that is less than that closing stock price.  The total intrinsic value of options exercised during fiscal 2008 was $1.0 million.  There were no stock options exercised during fiscal 2010 and 2009.

Included in the outstanding balance at June 1, 2010 in the table above are 2.4 million of out-of-the-money options.  Many are expected to expire out-of-the-money in the next three fiscal years.

At June 1, 2010, there was approximately $0.7 million of unrecognized pre-tax compensation expense related to non-vested stock options.  This cost is expected to be recognized over a weighted-average period of 1.2 years.  The total fair value at grant date of awards vested during 2010, 2009, and 2008 totaled $5.2 million, $11.8 million, and $11.0 million, respectively.

During fiscal 2010, 2009, and 2008, we granted approximately 622,000, 200,000, and 806,000 stock options, respectively, to certain employees under the terms of the 2003 SIP and 1996 SIP.  The stock options awarded in fiscal 2010 vest in equal annual installments over a three-year period following grant of the award, and have a maximum life of seven years.  The stock options awarded in fiscal 2009 and 2008 cliff vest after 30 months of service following grant of the award, and have a maximum life of five years.  There are no performance-based vesting requirements associated with these stock options.  These stock options do provide for immediate vesting if the optionee retires during the option period.  For employees meeting this criterion at the time of grant, the accelerated vesting provision renders the requisite service condition non-substantive and we therefore fully expense the fair value of stock options awarded to retirement-eligible employees on the date of grant.  As a result, we recorded during the first quarters of fiscal 2010 and 2009 and the fourth quarter of fiscal 2008 an expense of $1.2 million, $0.2 million, and $0.9 million, respectively, related to stock options awarded to our CEO.

Also during fiscal 2009, RTI granted approximately 82,000 stock options to non-employee directors.  These stock options cliff vest after 30 months of service following grant of the award, and have a maximum life of five years.

The weighted average fair value at date of grant for options granted during fiscal 2010, 2009, and 2008 was $3.69, $2.28, and $2.41 per share, respectively, which, for the purposes of this disclosure, is assumed to be amortized over the respective vesting period of the grants.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2010	2009	2008

Risk-free interest rate	2.20%	2.83%	2.14%
Expected dividend yield	0%	0%	0%
Expected stock price volatility	0.6945	0.404	0.357
Expected life (in years)	4.50	3.97	3.96

Restricted Stock
The following table summarizes the status of our restricted stock activity (in thousands, except per-share data):

	2010		2009		2008
		Weighted Average		Weighted Average		Weighted Average
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Performance-Based Vesting:
Non-vested at beginning of year	1,195	$7.64	1,285	$12.06	267	$28.19
Granted	348	$6.58	279	$7.00	1,018	$7.82
Vested	(186)	$7.64
Forfeited	(636)	$7.64	(369)	$22.50
Non-vested at end of year	721	$7.13	1,195	$7.64	1,285	$12.06

Time-Based Vesting:
Non-vested at beginning of year	208	$8.97	105	$15.67	50	$21.13
Granted	299	$7.01	127	$5.41	55	$10.70
Vested	(78)	$9.99	(21)	$20.67
Forfeited	(2)	$7.63	(3)	$7.81
Non-vested at end of year	427	$7.42	208	$8.97	105	$15.67

The fair values of restricted share awards were based on the fair market value of our common stock at the time of grant.  At June 1, 2010, unrecognized compensation expense related to restricted stock grants totaled approximately $2.3 million and will be recognized over a weighted-average vesting period of approximately 1.7 years.

During fiscal 2010, we granted approximately 201,000 time-based restricted shares of common stock and 348,000 performance-based restricted shares of common stock under the terms of the 2003 SIP and 1996 SIP.  Vesting of the performance-based restricted shares, including 177,000 shares that were awarded to our CEO, is also contingent upon the Company’s achievement of certain performance conditions related to fiscal 2010 performance, which will be measured in the first quarter of fiscal 2011.  However, for the same reason as mentioned above in regards to our stock options, we recorded during the first quarter of fiscal 2010 an expense of $1.2 million related to the performance-based restricted shares awarded on July 7, 2009 to our CEO.  Should our CEO retire prior to the end of the performance period, the number of restricted shares he would receive would not be determinable until the completion of the performance period.  The expense we recorded for this award was determined using a model that assumes all of the performance-based shares will be earned.  Also during the first quarter of fiscal 2010, we awarded approximately 177,000 shares of common stock to our CEO and recognized an expense of $1.2 million on the grant date.

During fiscal 2009, and 2008, we granted approximately 290,000 and 1,059,000 restricted shares, respectively, to certain employees under the terms of the 2003 SIP and 1993 SIP.  These shares vest in equal installments over one, two, and three year periods.  Vesting of 279,000 and 1,018,000 of these shares granted in fiscal 2009 and 2008, respectively, including approximately 139,000 and 480,000 shares which were awarded to our CEO in fiscal 2009 and 2008, respectively, was contingent upon the Company’s achievement of certain performance conditions.  During fiscal 2009 and 2008, we recorded an expense of $0.6 million and $2.8 million in connection with the restricted shares awarded to our CEO.

During the first quarter of fiscal 2010, the Executive Compensation and Human Resources Committee of the Board of Directors determined achievement of the performance condition for the restricted shares awarded during fiscal 2009 and 2008.  As a result, approximately 559,000 restricted shares were earned due to achievement of the performance condition and the remaining approximately 636,000 restricted shares were forfeited and returned to the pool of shares available for grant under the 2003 SIP and 1996 SIP.  The earned shares will vest in equal installments over a three-year period.  The first third vested during our first quarter of fiscal 2010.

During the first quarter of fiscal 2009, the Executive Compensation and Human Resources Committee of the Board of Directors determined that the performance condition for vesting was not achieved for 267,000 restricted shares awarded in April 2007.  As a result, the restricted shares were cancelled and returned to the pool of shares available for grant under the 2003 SIP and 1996 SIP.

During fiscal 2010, 2009, and 2008, RTI granted approximately 97,000, 117,000, and 14,000 restricted shares, respectively, to non-employee directors.  These shares vest in three equal installments over a three-year period following grant of the award.

12.  Commitments and Contingencies

At June 1, 2010, we had certain third-party guarantees, which primarily arose in connection with our franchising and divestiture activities.  The majority of these guarantees expire through fiscal 2013.  Generally, we are required to perform under these guarantees in the event that a third-party fails to make contractual payments or, in the case of franchise partnership debt guarantees, to achieve certain performance measures.

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

As of June 1, 2010, the amounts guaranteed under the Franchise Facility and the Cancelled Facilities were $47.3 million and $4.4 million, respectively.  The guarantees associated with one of the Cancelled Facilities are collateralized by a $3.7 million letter of credit.  As of June 2, 2009, the amounts guaranteed under the Franchise Facility and the Cancelled Facilities were $47.5 million and $4.7 million, respectively.  Unless extended, guarantees under these programs will expire at various dates from November 2010 through February 2013.  To our knowledge, despite certain of these franchises having reported coverage ratios below the required levels, all of the franchise partnerships are current in the payment of their obligations due under these credit facilities.  We have recorded liabilities representing the estimated fair value of these guarantees totaling $0.8 million and $1.0 million as of June 1, 2010 and June 2, 2009, respectively.  These amounts were determined based on amounts to be received from the franchise partnerships as consideration for the guarantees.  We believe these amounts approximate the fair value of the guarantees.

Divestiture Guarantees
During fiscal 1996, our shareholders approved the Distribution of our family dining restaurant business (Morrison Fresh Cooking, Inc., “MFC”) and our health care food and nutrition services business (Morrison Health Care, Inc., “MHC”). Subsequently, Piccadilly acquired MFC and Compass acquired MHC. Prior to the Distribution, we entered into various guarantee agreements with both MFC and MHC, most of which have expired.  As agreed upon at the time of the Distribution, we have been contingently liable for payments to MFC and MHC employees retiring under MFC’s and MHC’s versions of the Management Retirement Plan and the Executive Supplemental Pension Plan (the two non-qualified defined benefit plans) for the accrued benefits earned by those participants as of March 1996.

On October 29, 2003, Piccadilly filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court in Fort Lauderdale, Florida.  Following this, we have recorded, and begun to pay, our pro-rata share of the Piccadilly liabilities for which we have provided guarantees, including those for MFC employee benefit plans.  Our estimates of these liabilities were included within our petition before the bankruptcy court.

During fiscal 2010, we received our sixth, and final, check in settlement of the Piccadilly bankruptcy.  Including this final check, we received $2.0 million in settlement of our claim.

We estimated our divestiture guarantees related to MHC at June 1, 2010 to be $3.1 million for employee benefit plans.  In addition, we remain contingently liable for MHC’s portion (estimated to be $2.3 million) of the MFC employee benefit plan liability for which MHC is currently responsible under the divestiture guarantee agreements.  We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

Insurance Programs
We are currently self-insured for a portion of our current and prior years’ workers’ compensation, employment practices liability, general liability, and automobile liability losses (collectively, “casualty losses”) as well as property losses and certain other insurable risks. To mitigate the cost of our exposures for certain property and casualty losses, we make annual decisions to either retain the risks of loss up to a certain maximum per occurrence, aggregate loss limits negotiated with our insurance carriers, or fully insure those risks. We are also self-insured for healthcare claims for eligible participating employees subject to certain deductibles and limitations. We have accounted for our retained liabilities for casualty losses and healthcare claims, including reported and incurred but not reported claims, based on information provided by third-party actuaries.

At June 1, 2010, we were committed under letters of credit totaling $20.1 million issued primarily in connection with our workers’ compensation and casualty insurance programs.  As previously noted, a letter of credit totaling $3.7 million was issued to secure the guarantee outstanding under one of the Cancelled Facilities.

Litigation
We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business.  We provide reserves for such claims when payment is probable and estimable in accordance with U.S. generally accepted accounting principles.  At this time, in the opinion of management, the ultimate resolution of pending legal proceedings, including the matter referred to below, will not have a material adverse effect on our operations, financial position, or cash flows.

On March 19, 2010, the trial court in a civil action styled Dan Maddy v. Ruby Tuesday, Inc., in the Rutherford County, Tennessee Circuit Court, Case No. 53641, affirmed the jury’s verdict in favor of the plaintiff awarding damages in the amount of $10,035,000 plus interest.  The plaintiff in this matter alleged claims relating to injury caused by an intoxicated person who was served alcoholic beverages at one of our restaurants.  We maintain insurance to cover these types of claims under our primary insurance carrier for amounts up to $1,000,000, subject to a self-insured retention of $500,000, and under a secondary insurance carrier for amounts in excess of $1,000,000 up to an amount in excess of the amount of the verdict.  Our secondary insurance carrier has asserted a reservation of rights, claiming that it did not receive timely notice of this matter in accordance with the terms of the policy.  We believe that our secondary insurance carrier received timely notice in accordance with the policy.  In addition, our service agreement with our former third-party claims administrator provides that it will indemnify us against any liabilities, loss or damage that we may suffer as a result of any claim, cost, or judgment against us arising out of the third-party claims administrator’s negligence or willful misconduct.  Based on the information currently available, and acknowledging the uncertainty of litigation but assuming insurance coverage, our June 1, 2010 Consolidated Balance Sheet reflects an accrual of $2.1 million, which includes, among other costs, an estimate of the amount of any expected recovery by the plaintiff once the judgment is settled and/or decided on appeal.  Such amount is included within the Accrued and Other deferred liabilities captions in our Consolidated Balance Sheet.   Partially offsetting this liability is a receivable at June 1, 2010 of $1.9 million, $1.4 million of which would be due from our secondary insurance carrier and $0.5 million from an excess carrier beneath the secondary carrier.  This receivable is reflected within the Other assets caption of our Consolidated Balance Sheet.

We have appealed the judgment of the trial court in the Maddy case and we believe that the judgment will be overturned or reduced on appeal.  We also believe, and have obtained a similar opinion from outside counsel, that we have valid coverage under our insurance policies for any amounts in excess of our self-insured retention as well as the right to indemnification as referred to above.  Among other reasons, we believe this provides a basis for recording the above-mentioned receivable despite the reservation of rights letter.  There can be no assurance, however, that we will be successful in our appeal of the Maddy judgment or, in the event we are not successful, that we will prevail in our lawsuit against our insurance carrier regarding the validity of our coverage.  Thus, while management believes that this matter will not have a material adverse effect on our operations, financial position or cash flows, there can be no assurance that this matter will not have such a material adverse effect.

Purchase Commitments
We have minimum purchase commitments with various vendors. Outstanding commitments as of June 1, 2010 were approximately $114.4 million, a portion of which we believe will be purchased by certain franchisees.  These obligations consist of construction projects, supplies, advertising, various types of meat, beverages,  and other food products, which are an integral part of our business operations.

13.  Fair Value Measurements

We adopted the provisions of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” for our financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements, in fiscal 2009.  In the first quarter of fiscal 2010, we adopted the provisions of ASC 820 for non-financial assets and liabilities.  The adoption of ASC 820 for nonfinancial assets and liabilities had no significant impact on our Consolidated Financial Statements.  ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  ASC 820 applies under other accounting guidance that requires or permits fair value measurements.  ASC 820 does not require any new fair value measurements.

Also during the first quarter of fiscal 2010, we adopted the provisions of ASC 825, “Financial Instruments,” that require disclosures about the fair values of financial instruments in interim as well as in annual financial statements.  The adoption of this accounting guidance did not have a significant impact on our Consolidated Financial Statements.

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

The following table presents the fair values of our financial assets and liabilities measured at fair value on a recurring basis as of June 1, 2010 (in thousands):

	Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred compensation plan -
Assets	$7,684	$7,684	$–	$–
Deferred compensation plan -
Liabilities	(7,684)	(7,684)	–	–
Total	$–	$–	$–	$–

The Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (the “Deferred Compensation Plan”) and the Ruby Tuesday, Inc. Restated Deferred Compensation Plan (the “Predecessor Plan”) are unfunded, non-qualified deferred compensation plans for eligible employees.  Assets earmarked to pay benefits under the Deferred Compensation Plan and Predecessor Plan are held by a rabbi trust.  We report the accounts of the rabbi trust in our Consolidated Financial Statements.  With the exception of the investment in RTI common stock, the investments held by these plans are considered trading securities and are reported at fair value based on third-party broker statements.  The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, is recorded in Selling, general, and administrative expense in the Consolidated Financial Statements.

The investment in RTI common stock and related liability payable in RTI common stock, which are reflected in Shareholders’ Equity in the Consolidated Balance Sheets, are excluded from the fair value table above as these are considered treasury shares and reported at cost.

The following table presents the fair values for those assets and liabilities measured on a non-recurring basis and remaining on our Consolidated Balance Sheet as of June 1, 2010 and the losses recognized from all such measurements during fiscal 2010 (in thousands):

	Fair Value Measurements
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)	Losses
Long-lived assets held for sale *	$28,015	$–	$28,015	$–	$941
Long-lived assets held for use	3,685	–	3,685	–	2,240
Total	$31,700	$–	$31,700	$–	$3,181

* Included in the carrying value of long-lived assets held for sale are $24.8 million of assets included in Construction in progress and other in the Consolidated Balance Sheet as we do not expect to sell these assets within the next 12 months.

Long-lived assets held for sale are valued using Level 2 inputs, primarily information obtained through broker listings and sales agreements.  Costs to market and/or sell the assets are factored into the estimates of fair value for those assets included in Assets held for sale on our Consolidated Balance Sheet.  During fiscal 2010, long-lived assets held for sale were written down to their fair value, resulting in a loss of $0.9 million, which is included in Closures and impairments in our Consolidated Statement of Operations.  The fair value of these long-lived assets held for sale was $28.0 million as of June 1, 2010.

We review our long-lived assets (primarily property, equipment, and, as appropriate, reacquired franchise rights) related to each restaurant to be held and used in the business, whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable.  We evaluate restaurants based upon cash flows as our primary indicator of impairment.  Based on the best information available, we write down an impaired restaurant to its estimated fair market value, which becomes its new cost basis.  Fair value is determined primarily through analyses of relevant market broker listings.

Long-lived assets held for use presented in the table above include our company airplane and restaurants or groups of restaurants that were impaired as a result of our quarterly impairment review.  From time to time, the table will also include closed restaurants or surplus sites not meeting held for sale criteria that have been offered for sale at a price less than their carrying value.

During fiscal 2010, we recorded $2.2 million of impairments on our long-lived assets held for use, which is included with Closures and impairments expense in our Consolidated Statement of Operations.  The Level 2 fair values of our long-lived assets held for use are based on broker estimates of the value of the land, building, leasehold improvements, and other residual assets.

Our financial instruments at June 1, 2010 and June 2, 2009 consisted of cash and short-term investments, accounts receivable and payable, notes receivable, long-term debt, franchise partnership guarantees, letters of credit, and, as previously discussed, deferred compensation plan investments.  The fair values of cash and short-term investments and accounts receivable and payable approximated carrying value because of the short-term nature of these instruments.  The carrying amounts and fair values of our other financial instruments not measured on a recurring basis using fair value, however subject to fair value disclosures are as follows (in thousands):

	June 1, 2010		June 2, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Deferred Compensation Plan
investment in RTI common stock	$2,036	$1,760	$2,200	$1,318
Notes receivable, gross*	7,026	7,016	9,644	10,100
Long-term debt and capital leases	289,266	291,512	493,407	491,575
Franchise partnership guarantees	791	817	1,034	1,057
Letters of credit	–	329	–	370

* The allowance for doubtful notes on our notes receivable was $5.1 million and $6.1 million as of June 1, 2010 and June 2, 2009, respectively.

We estimated the fair value of notes receivable, debt, franchise partnership guarantees, and letters of credit using market quotes and present value calculations based on market rates.

14.  Supplemental Quarterly Financial Data (Unaudited)

Quarterly financial results for the years ended June 1, 2010 and June 2, 2009, are summarized below.
(In thousands, except per-share data)
	For the Year Ended June 1, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$300,612	$273,464	$307,265	$313,455	$1,194,796
Gross profit*	$48,949	$38,802	$61,149	$63,610	$212,510
Income before income taxes	$7,442	$820	$22,272	$27,224	$57,758
Provision for income taxes	1,298	389	4,473	6,254	12,414
Net income	$6,144	$431	$17,799	$20,970	$45,344

Earnings per share:
Basic**	$0.11	$0.01	$0.28	$0.33	$0.74
Diluted	$0.11	$0.01	$0.28	$0.33	$0.73

	For the Year Ended June 2, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$324,001	$289,778	$317,522	$317,255	$1,248,556
Gross profit*	$57,961	$40,846	$61,690	$61,611	$222,108
Income/(loss) before income taxes	$362	$(69,891)	$5,038	$21,625	$(42,866)
Provision/(benefit) for income taxes	77	(32,472)	268	7,179	(24,948)
Net income/(loss)	$285	$(37,419)	$4,770	$14,446	$(17,918)

Earnings/(loss) per share:
Basic	$0.01	$(0.73)	$0.09	$0.28	$(0.35)
Diluted	$0.01	$(0.73)	$0.09	$0.28	$(0.35)

*  We define gross profit as revenue less cost of merchandise, payroll and related costs, and other restaurant operating costs.

**  The sum of the quarterly net income per share amounts do not equal the reported annual amount as each is computed independently based upon the weighted-average number of shares outstanding for the period.

15.  Subsequent Events

On July 21, 2010, the Executive Compensation and Human Resources Committee of the Board of Directors approved the grant of options to purchase approximately 927,000 shares of our common stock at an exercise price of $9.39 per share, 174,000 time-based restricted shares of common stock, and 124,000 shares of common stock to certain employees under the terms of the 2003 SIP and 1996 SIP.  Included in the grant were options to purchase 430,000 shares of common stock and 124,000 shares of common stock which were awarded to our CEO, whose retirement eligibility renders the requisite service condition non-substantive under generally accepted accounting principles.  We will therefore record the full fair value of the stock options ($2.3 million) and shares of common stock ($1.2 million) awarded to our CEO in our first quarter of fiscal 2011 share-based compensation expense.

On July 22, 2010, following the approval of the Audit Committee of our Board of Directors we entered into a licensing agreement with Gourmet Market, Inc. which allows us to operate multiple restaurants under the Truffles® name.  Truffles is an upscale café concept that currently operates three restaurants in the vicinity of Hilton Head Island, South Carolina.  The Truffles concept offers a diverse menu featuring soups, salads, and sandwiches, a signature chicken pot pie, house-breaded fried shrimp, pasta, ribs, steaks, and a variety of desserts.

Gourmet Market, Inc. is owned by our CEO’s brother, Price Beall.  Under the terms of the agreement, we will pay a licensing fee to Gourmet Market, Inc. of 2.0% of gross sales of any Truffles we open.  Additionally, we will pay Gourmet Market, Inc. a monthly fee for up to two years for consulting services to be provided by Price Beall to assist us in developing and opening Truffles restaurants under the terms of the licensing agreement.  During the first 12 months of the agreement we will pay $20,833 per month for such services.  During the second 12 months of the agreement we will pay either $20,833 per month if we have a communicated plan to develop three or more Truffles restaurants or $10,417 per month if we have a communicated plan to develop two or fewer Truffles restaurants.  Gourmet Market, Inc. has the option to terminate future development rights if we do not operate 18 or more Truffles restaurants within five years or 40 or more Truffles within 10 years of the effective date of the agreement.  Management has yet to determine if it will open 18 or more Truffles restaurants within five years or 40 or more Truffles within 10 years.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Ruby Tuesday, Inc.:

We have audited the accompanying consolidated balance sheets of Ruby Tuesday, Inc. and subsidiaries (the “Company”) as of June 1, 2010 and June 2, 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 1, 2010. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ruby Tuesday, Inc. and subsidiaries as of June 1, 2010 and June 2, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended June 1, 2010, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ruby Tuesday’s internal control over financial reporting as of June 1, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 2, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Louisville, Kentucky
August 2, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Ruby Tuesday, Inc.:

We have audited Ruby Tuesday, Inc.’s (the "Company") internal control over financial reporting as of June 1, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 1, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ruby Tuesday, Inc. and subsidiaries as of June 1, 2010 and June 2, 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 1, 2010, and our report dated August 2, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Louisville, KY
August 2, 2010

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report.  In this assessment, the Company applied criteria based on the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company's assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of June 1, 2010.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of June 1, 2010 as stated in their report filed within Item 8 – Financial Statements and Supplementary Data.

      Changes in Internal Controls

During the fiscal quarter ended June 1, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None

PART III

We expect to file a definitive proxy statement relating to our 2010 Annual Meeting of shareholders (the “2010 Proxy Statement”) with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year.  Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K.  Only those sections of the 2010 Proxy Statement that specifically address disclosure requirements of Items 10-14 below are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 regarding the directors of the Company is incorporated herein by reference to the information set forth in the table entitled “Director and Director Nominee Information” under “Election of Directors” in the 2010 Proxy Statement.

Information regarding executive officers of the Company has been included in Part I of this Annual Report under the caption “Executive Officers.”

Information regarding corporate governance of the Company and other information required by this item is incorporated herein by reference to the information set forth under the captions, “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Committees of the Board of Directors” in the 2010 Proxy Statement.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions “Compensation Discussion and Analysis,” “Chief Executive Officer Compensation,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal Year 2010,” “Outstanding Equity Awards at Fiscal Year-End for 2010,” “Option Exercises and Stock Vested in Fiscal Year 2010,” “Nonqualified Deferred Compensation,” “Pension Benefits for Fiscal Year 2010,” “Potential Payments Upon Termination or Change in Control,” “Directors’ Fees and Attendance,” “2010 Director Compensation,” and “Committees of the Board of Directors” in the 2010 Proxy Statement relating to the Annual Meeting.

Item 12. Security Ownership of Certain Beneficial Owners
and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the information set forth in the tables captioned “Beneficial Ownership of Common Stock” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2010 Proxy Statement relating to the Annual Meeting.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the information set forth under the captions “Related Party Transactions” and “Directors’ Independence” in the 2010 Proxy Statement relating to the Annual Meeting.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the information set forth under the caption “Accountants’ Fees and Expenses” in the 2010 Proxy Statement relating to the Annual Meeting.

PART IV
Item 15. Exhibits and Financial Statement Schedule

(a)  The following documents are filed as part of this report:

    1.        Financial Statements:

    The financial statements of the Company and its subsidiaries are listed in the accompanying “Index to
Consolidated Financial Statements” on page 42.

    2.        Financial Statement Schedule:

    Schedule II – Valuation and Qualifying Accounts for the Years Ended June 1, 2010, June 2, 2009, and June 3, 2008 (in thousands):

		Charged/	Charged/
	Balance at	(Credited)	(Credited)
	Beginning	to Costs	to other		Balance at
Description	of Period	and Expenses	Accounts	Write-offs	End of Period
			(a)	(b)
Allowance for Doubtful Notes

Fiscal Year Ended June 1, 2010	$ 6,052	$ 1,730		$ (2,705)	$ 5,077

Fiscal Year Ended June 2, 2009	3,027	3,690		$ (665)	6,052

Fiscal Year Ended June 3, 2008	5,421	837	$ (3,231)		3,027

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

(b)	In fiscal 2010, the Company forgave various debts owed by its Utah, Minneapolis, and Seattle franchises.

In fiscal 2009, the Company forgave the full amount of a line of credit owed by its Seattle franchise.

    3.        Exhibits:

The exhibits filed with or incorporated by reference in this report are listed on the Exhibit Index beginning on page 83.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.

Date: August 2, 2010	By:	/s/ Samuel E. Beall, III
Samuel E. Beall, III
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Position	Date
/s/ Samuel E. Beall, III Samuel E. Beall, III	Chairman of the Board, President and Chief Executive Officer	Date: August 2, 2010

/s/ Marguerite N. Duffy Marguerite N. Duffy	Senior Vice President, Chief Financial Officer, and Principal Accounting Officer	Date: August 2, 2010

/s/ Claire L. Arnold Claire L. Arnold	Director	Date: August 2, 2010

/s/ Kevin T. Clayton Kevin T. Clayton	Director	Date: August 2, 2010

/s/ James A. Haslam, III James A. Haslam, III	Director	Date: August 2, 2010

/s/ Bernard Lanigan Jr. Bernard Lanigan Jr.	Director	Date: August 2, 2010

/s/ R. Brad Martin R. Brad Martin	Director	Date: August 2, 2010

/s/ Dr. Donald Ratajczak Dr. Donald Ratajczak	Director	Date: August 2, 2010

/s/ Stephen I. Sadove Stephen I. Sadove	Director	Date: August 2, 2010

RUBY TUESDAY, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

*	Management contract or compensatory plan or arrangement.
+	Filed herewith.

3.1	Articles of Incorporation, as amended, of Ruby Tuesday, Inc. (incorporated by reference from Exhibit 3.1 to Form 8-B filed on March 15, 1996 (File No. 1-12454)).

3.2	Bylaws, as amended and restated, of Ruby Tuesday, Inc. (incorporated by reference from Exhibit 3.1 to Form 8-K filed on October 8, 2009 (File No. 1-12454)).

4.1	Specimen Common Stock Certificate. (incorporated by reference from Exhibit 4.1 to Form 8-B filed on March 15, 1996 (File No. 1-12454)).

10.1
Ruby Tuesday, Inc. Executive Supplemental Pension Plan, amended and restated as of January 1, 2007. (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 5, 2007 (File No. 1-12454)).*

10.2
First Amendment, dated as of April 2, 2008, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan (Amended and Restated as of January 1, 2007) (incorporated by reference from Exhibit 10.6 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 4, 2008 (File No. 1-12454)).*

10.3
Second Amendment, dated as of December 31, 2008, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan (Amended and Restated as of January 1, 2007) (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 2, 2008 (File No. 1-12454)).*

10.4
Third Amendment, dated as of January 6, 2010, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan (Amended and Restated as of January 1, 2007) (incorporated by reference from Exhibit 10.3 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 1, 2009 (File No. 1-12454)).*

10.5
Morrison Restaurants Inc. Stock Incentive and Deferred Compensation Plan for Directors together with First Amendment, dated as of June 29, 1995 (incorporated by reference from Exhibit 10(c) to the Morrison Restaurants Inc. Annual Report on Form 10-K for the fiscal year ended June 3, 1995 (File No. 1-12454)).*

10.6	Form of Second Amendment to Stock Incentive and Deferred Compensation Plan for Directors (incorporated by reference from Exhibit 10.29 to Form 8-B filed on March 15, 1996 (File No. 1-12454)).*

10.7
Form of Third Amendment to Stock Incentive and Deferred Compensation Plan for Directors (incorporated by reference from Exhibit 10.6 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 3, 2003 (File No. 1-12454)).*

10.8
Fourth Amendment, dated as of July 8, 2002, to the Stock Incentive and Deferred Compensation Plan for Directors (incorporated by reference from Exhibit 99.5 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 3, 2002 (File No. 1-12454)).*

10.9	Fifth Amendment, dated as of July 6, 2005, to the Stock Incentive and Deferred Compensation Plan for Directors (incorporated by reference from Exhibit 10.8 to the Ruby Tuesday, Inc. Annual Report on

Form 10-K for the fiscal year ended May 31, 2005 (File No. 1-12454)).*

10.10
Sixth Amendment, dated as of July 11, 2006, to the Stock Incentive and Deferred Compensation Plan for Directors (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 5, 2006 (File No. 1-12454)).*

10.11
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

10.13
First Amendment, dated as of July 6, 2005, to the 2003 Stock Incentive Plan (incorporated by reference from Exhibit 10.14 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 6, 2006 (File No. 1-12454)).*

10.14
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

10.18	Form of Third Amendment to Management Retirement Plan (incorporated by reference from Exhibit 10.32 to Form 8-B filed on March 15, 1996 (File No. 1-12454)).*

10.19
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

10.22	Seventh Amendment (dated as of October 5, 2004) to the Ruby Tuesday, Inc. Management

Retirement Plan (incorporated by reference from Exhibit 99.5 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 (File No. 1-12454)).*

10.23
Morrison Retirement Plan, amended and restated as of October 7, 2009 (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 1, 2009 (File No. 1-12454)).*

10.24
Executive Group Life and Executive Accidental Death and Dismemberment Plan (incorporated by reference from Exhibit 10(q) to the Morrison Restaurants Inc. Annual Report on Form 10-K for the fiscal year ended June 3, 1989 (File No. 0-1750)).*

10.25
Morrison Restaurants Inc. Executive Life Insurance Plan (incorporated by reference from Exhibit 10(a)(a) to the Morrison Restaurants Inc. Annual Report on Form 10-K for the fiscal year ended June 4, 1994 (File No. 1-12454)).*

10.26
Form of First Amendment to the Morrison Restaurants Inc. Executive Life Insurance Plan (incorporated by reference from Exhibit 10.25 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 3, 2003 (File No. 1-12454)).*

10.27
Second Amendment (dated as of January 1, 2004) to the Ruby Tuesday Inc. Executive Life Insurance Plan (formerly the Morrison Restaurants Inc. Executive Life Insurance Plan) (incorporated by reference from Exhibit 99.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 (File No. 1-12454)).*

10.28
Ruby Tuesday Inc. Executive Life Insurance Premium Plan dated as of January 1, 2004 (incorporated by reference from Exhibit 99.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 (File No. 1-12454)).*

10.29
Ruby Tuesday, Inc. 1996 Stock Incentive Plan, restated as of September 30, 1999 (incorporated by reference from Exhibit 99.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended September 3, 2000 (File No. 1-12454)).*

10.30
First Amendment, dated as of July 10, 2000, to the restated Ruby Tuesday, Inc. 1996 Stock Incentive Plan (incorporated by reference from Exhibit 99.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended September 3, 2000 (File No. 1-12454)).*

10.31
Ruby Tuesday, Inc. Salary Deferral Plan, amended and restated as of October 7, 2009 (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 1, 2009 (File No. 1-12454)).*

10.32
Ruby Tuesday, Inc. Deferred Compensation Plan Trust Agreement restated as of June 1, 2001 (incorporated by reference from Exhibit 10.44 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 5, 2001 (File No. 1-12454)).*

10.33
First Amendment, dated as of June 10, 2002, to the Ruby Tuesday, Inc. Deferred Compensation Plan Trust Agreement (incorporated by reference from Exhibit 10.58 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 4, 2002 (File No. 1-12454)).*

10.34	Ruby Tuesday, Inc. Restated Deferred Compensation Plan, dated as of November 26, 2002

(incorporated by reference from Exhibit 99.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 3, 2002 (File No. 1-12454)).*

10.35	Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.1 to Form 8-K filed on January 18, 2005 (File No. 1-12454)).*

10.36
First Amendment, dated as of December 14, 2006, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.6 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 5, 2006 (File No. 1-12454)).*

10.37
Second Amendment, dated as of July 11, 2007, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.40 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 5, 2007 (File No. 1-12454)).*

10.38
Third Amendment, dated as of December 30, 2008, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.3 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 2, 2008 (File No. 1-12454)).*

10.39
Fourth Amendment, dated as December 31, 2008, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.4 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 2, 2008 (File No. 1-12454)).*

10.40	Form of Non-Qualified Stock Option Award and Terms and Conditions (ESOP) (incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 1, 2005 (File No. 1-12454)).*

10.41	Form of Non-Qualified Stock Option Award and Terms and Conditions (MSOP) (incorporated by reference from Exhibit 10.2 to Form 8-K filed on April 1, 2005 (File No. 1-12454)).*

10.42	Form of Non-Qualified Stock Option Award and Terms and Conditions (Beall) (incorporated by reference from Exhibit 10.3 to Form 8-K filed on April 1, 2005 (File No. 1-12454)).*

10.43
Employment Agreement dated as of June 19, 1999, by and between Ruby Tuesday, Inc. and Samuel E. Beall, III (incorporated by reference from Exhibit 99.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 5, 1999 (File No. 1-12454)).*

10.44
First Amendment, dated as of January 9, 2003, to Employment Agreement by and between Ruby Tuesday, Inc. and Samuel E. Beall, III (incorporated by reference from Exhibit 99.7 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 3, 2002 (File No. 1-12454)).*

10.45
Second Amendment, dated as of July 18, 2008, to Employment Agreement by and between Ruby Tuesday, Inc. and Samuel E. Beall, III (incorporated by reference from Exhibit 10.49 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 3, 2008 (File No. 1-12454)).*

10.46
Third Amendment, dated as of July 29, 2008, to Employment Agreement by and between Ruby Tuesday, Inc. and Samuel E. Beall, III (incorporated by reference from Exhibit 10.50 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 3, 2008 (File No. 1-12454)).*

10.47
Fourth Amendment, dated as of October 8, 2008, to Employment Agreement by and between Ruby Tuesday, Inc. and Samuel E. Beall, III (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended September 2, 2008 (File No. 1-12454)).*

10.48
Severance Agreement, dated as of January 8, 2009, by and between Ruby Tuesday, Inc. and Mark Ingram (incorporated by reference from Exhibit 10.5 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 2, 2008 (File No. 1-12454)).*

10.49
Consulting Agreement, dated as of January 8, 2009, by and between Ruby Tuesday, Inc. and Global Partner Ships, Inc. (incorporated by reference from Exhibit 10.6 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 2, 2008 (File No. 1-12454)).

10.50	Description of Cash Bonus Plan (incorporated by reference to Form 8-K filed on July 14, 2006 (File No. 1-12454)).*

10.51
Distribution Agreement, dated as of March 2, 1996, by and among Morrison Restaurants Inc., Morrison Fresh Cooking, Inc. and Morrison Health Care, Inc. (incorporated by reference from Exhibit 10.23 to Form 8-B filed on March 15, 1996 (File No. 1-12454)).

10.52
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

10.53
Agreement Respecting Employee Benefit Matters, dated as of March 2, 1996, by and among Morrison Restaurants Inc., Morrison Fresh Cooking, Inc. and Morrison Health Care, Inc. (incorporated by reference from Exhibit 10.25 to Form 8-B filed on March 15, 1996 (File No. 1-12454)).

10.54	Form of Non-Qualified Stock Option Award and Terms and Conditions (DSOP) (incorporated by reference from Exhibit 10.2 to Form 8-K filed on October 6, 2005 (File No. 1-12454)).*

10.55	Form of Restricted Stock Award and Additional Terms and Conditions (incorporated by reference from Exhibit 10.1 to Form 8-K filed on October 6, 2005 (File No. 1-12454)).*

10.56
Trust Agreement (dated as of July 23, 2004) between Ruby Tuesday Inc. and U.S. Trust Company, N.A. (incorporated by reference from Exhibit 99.3 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 (File No. 1-12454)).*

10.57
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

10.58	Amended and Restated Revolving Credit Agreement, dated as of February 28, 2007, by and among Ruby Tuesday, Inc., the Lenders, and Bank of America, N.A., as Administrative Agent, Issuing Bank

and Swingline Lender (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended September 1, 2009 (File No. 1-12454)).

10.59
First Amendment to Amended and Restated Revolving Credit Agreement, dated as of November 30, 2007, by and among Ruby Tuesday, Inc., the Lenders, and Bank of America, N.A., as Administrative Agent, Issuing Bank and Swingline Lender (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 4, 2007 (File No. 1-12454)).

10.60
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

10.61
Second Amendment to Amended and Restated Revolving Credit Agreement, dated as of May 21, 2008, by and among Ruby Tuesday, Inc., the Lenders, and Bank of America, N.A., as Administrative Agent, Issuing Bank and Swingline Lender (incorporated by reference from Exhibit 10.1 to Form 8-K filed on May 22, 2008 (File No. 1-12454)).

10.62
Amended and Restated Loan Facility Agreement and Guaranty by and among Ruby Tuesday, Inc., Bank of America, N.A., as Servicer, Amsouth Bank, as Documentation Agent, SunTrust Bank, as Co-Syndication Agent, Wachovia Bank N.A., as Co-Syndication Agent, and each of the participants party hereto dated as of November 19, 2004, Banc of America Securities LLC as Lead Arranger (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Form 10-Q for the quarter ended September 1, 2010 (File No. 1-12454)).

10.63
First Amendment to Amended and Restated Loan Facility Agreement and Guaranty, dated as of September 8, 2006, by and among Ruby Tuesday, Inc., and Bank of America, N.A., as Servicer, and the Participants (incorporated by reference from Exhibit 10.1 to Form 8-K filed on September 14, 2006 (File No. 1-12454)).

10.64
Second Amendment to Amended and Restated Loan Facility Agreement and Guaranty, dated as of February 28, 2007, by and among Ruby Tuesday, Inc., the Participants, and Bank of America, N.A., as Servicer and Agent for the Participants (incorporated by reference from Exhibit 10.2 to Form 8-K filed on March 5, 2007 (File No. 1-12454)).

10.65
Third Amendment to Amended and Restated Loan Facility Agreement and Guaranty, dated as of November 30, 2007, by and among Ruby Tuesday, Inc., the Participants, and Bank of America, N.A., as Servicer and Agent for the Participants (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 4, 2007 (File No. 1-12454)).

10.66
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

10.67	Fourth Amendment to Amended and Restated Loan Facility Agreement and Guaranty, dated as of May 21, 2008, by and among Ruby Tuesday, Inc., the Participants, and Bank of America, N.A., as

Servicer and Agent for the Participants (incorporated by reference from Exhibit 10.3 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended September 1, 2009 (File No. 1-12454)).

10.68
Amended and Restated Revolving Credit Note, Lender Commitment Agreement (dated as of November 7, 2005) and Commitment Schedule (incorporated by reference from Exhibit 99.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended November 29, 2005 (File No. 1-12454)).

10.69
Amended and Restated Note Purchase Agreement, dated as of May 21, 2008, by and among Ruby Tuesday, Inc. and the institutional investors thereto (incorporated by reference from Exhibit 10.3 to Form 8-K filed on May 22, 2008 (File No. 1-12454)).

10.70
Pledge Agreement, dated as of May 21, 2008, by and among Ruby Tuesday, Inc., the Pledgors and Bank of America, N.A., as Collateral Agent under the Intercreditor Agreement for the Secured Creditors (incorporated by reference from Exhibit 10.4 to Form 8-K filed on May 22, 2008 (File No. 1-12454)).

10.71
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

10.72	Restricted Stock Award (incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 17, 2007 (File No. 1-12454)).*

10.73	Restricted Stock Award (Beall) (incorporated by reference from Exhibit 10.2 to Form 8-K filed on April 17, 2007 (File No. 1-12454)).*

10.74
Form of Director Restricted Stock Award (incorporated by reference from Exhibit 10.4 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 4, 2007 (File No. 1-12454)).*

10.75	Non-Qualified Stock Option Award (Beall) (incorporated by reference from Exhibit 10.3 to Form 8-K filed on April 17, 2007 (File No. 1-12454)).*

10.76	First Amendment to the Ruby Tuesday, Inc. Non-Qualified Stock Option Award (incorporated by reference from Exhibit 10.4 to Form 8-K filed on April 17, 2007 (File No. 1-12454)).*

10.77
Indenture, dated December 31, 2007, to the Ruby Tuesday, Inc. Cafeteria Plan (incorporated by reference from Exhibit 10.4 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 4, 2008 (File No. 1-12454)).*

10.78
Indenture, dated December 31, 2007, to the Ruby Tuesday, Inc. Health Savings Account Plan (incorporated by reference from Exhibit 10.5 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 4, 2008 (File No. 1-12454)).*

10.79
Form of Indemnification Agreement, dated April 7, 2010 (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 2, 2010 (File No. 1-12454)).

10.80	Form of Non-Qualified Stock Option Award (incorporated by reference from Exhibit 10.1 to Form 8-K filed on July 27, 2010 (File No. 1-12454)).*

10.81	Form of Service Stock Award (incorporated by reference from Exhibit 10.2 to Form 8-K filed on July 27, 2010 (File No. 1-12454)).*

10.82	Ruby Tuesday, Inc. Severance Pay Plan (incorporated by reference from Exhibit 10.3 to Form 8-K filed on July 27, 2010 (File No. 1-12454)).*

12.1	Statement regarding computation of Consolidated Ratio of Earnings to Fixed Charges.+

21.1	Subsidiaries of Ruby Tuesday, Inc.+

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.+

31.1	Certification of Chairman of the Board, President, and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of Chairman of the Board, President, and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+