Form 10-Q
period 2010-08-31
RUBY TUESDAY INC
filed 2010-10-08
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  August 31, 2010

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

64,853,238
(Number of shares of common stock, $0.01 par value, outstanding as of October 6, 2010)

RUBY TUESDAY, INC.

Special Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains various forward-looking statements, which represent our expectations or beliefs concerning future events, including one or more of the following:  future financial performance and restaurant growth (both Company-owned and franchised), future capital expenditures, future borrowings and repayments of debt, availability of debt financing on terms attractive to the Company, payment of dividends, stock repurchases, and restaurant and franchise acquisitions and refranchises.  We caution the reader that a number of important factors and uncertainties could, individually or in the aggregate, cause our actual results to differ materially from those included in the forward-looking statements (such statements include, but are not limited to, statements relating to cost savings that we estimate may result from any programs we implement, our estimates of future capital spending and free cash flow, our targets for annual growth in same-restaurant sales and average annual sales per restaurant), including, without limitation, the following:

•	general economic conditions;

•	changes in promotional, couponing and advertising strategies;

•	changes in our guests’ disposable income;

•	consumer spending trends and habits;

•	increased competition in the restaurant market;

•	laws and regulations affecting labor and employee benefit costs, including further potential increases in state and federally mandated minimum wages;

•	guests’ acceptance of changes in menu items;

•	guests’ acceptance of our development prototypes, remodeled restaurants, and conversion strategy;

•	mall-traffic trends;

•	changes in the availability and cost of capital;

•	weather conditions in the regions in which Company-owned and franchised restaurants are operated;

•	costs and availability of food and beverage inventory;

•	our ability to attract qualified managers, franchisees and team members;

•	impact of adoption of new accounting standards;

•	impact of food-borne illnesses resulting from an outbreak at either Ruby Tuesday or other restaurant concepts;

•	effects of actual or threatened future terrorist attacks in the United States; and

•	significant fluctuations in energy prices.

PART I — FINANCIAL INFORMATION
ITEM 1.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	AUGUST 31,	JUNE 1,
	2010	2010

Assets	(NOTE A)
Current assets:
Cash and short-term investments	$9,155	$9,569
Accounts and notes receivable, net	8,171	9,746
Inventories:
Merchandise	31,847	21,145
China, silver and supplies	7,888	7,668
Deferred income taxes	11,563	13,794
Prepaid rent and other expenses	12,313	11,154
Assets held for sale	3,919	3,234
Total current assets	84,856	76,310

Property and equipment, net	956,822	943,486
Notes receivable, net	339	269
Other assets	47,847	43,964
Total assets	$1,089,864	$1,064,029
Liabilities & shareholders’ equity
Current liabilities:
Accounts payable	$25,785	$22,951
Accrued liabilities:
Taxes, other than income taxes	18,776	19,905
Payroll and related costs	20,442	22,425
Insurance	7,632	8,219
Deferred revenue – gift cards	7,463	8,473
Rent and other	20,117	18,983
Current portion of long-term debt, including capital leases	18,209	12,776
Income tax payable	1,095	1,049
Total current liabilities	119,519	114,781

Long-term debt and capital leases, less current maturities	276,532	276,490
Deferred income taxes	40,882	40,010
Deferred escalating minimum rent	42,677	42,305
Other deferred liabilities	54,459	52,343
Total liabilities	534,069	525,929

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; (authorized: 100,000 shares;
issued: 64,792 shares at 8/31/10; 64,492 shares at 6/01/10)	648	645
Capital in excess of par value	103,335	98,337
Retained earnings	464,692	452,295
Deferred compensation liability payable in
Company stock	2,008	2,036
Company stock held by Deferred Compensation Plan	(2,008)	(2,036)
Accumulated other comprehensive loss	(12,880)	(13,177)
	555,795	538,100

Total liabilities & shareholders’ equity	$1,089,864	$1,064,029

                   The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	THIRTEEN WEEKS ENDED
	AUGUST 31, 2010	SEPTEMBER 1, 2009

	(NOTE A)

Revenue:
Restaurant sales and operating revenue	$300,632	$299,301
Franchise revenue	2,054	1,311
	302,686	300,612
Operating costs and expenses:
Cost of merchandise	85,093	90,327
Payroll and related costs	100,209	100,459
Other restaurant operating costs	59,643	60,877
Depreciation and amortization	15,122	16,281
Selling, general and administrative, net of support service
fee income totaling $1,459 in 2011 and $1,229 in 2010	22,543	19,020
Closures and impairments	1,739	590
Equity in (earnings)/losses of unconsolidated franchises	(203)	228
Interest expense, net	2,463	5,388
	286,609	293,170

Income before income taxes	16,077	7,442
Provision for income taxes	3,680	1,298

Net income	$12,397	$6,144

Earnings per share:
Basic	$0.19	$0.11
Diluted	$0.19	$0.11

Weighted average shares:
Basic	63,681	56,127
Diluted	64,412	56,295

Cash dividends declared per share	$–	$–

                 The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

(UNAUDITED)

	THIRTEEN WEEKS ENDED
	AUGUST 31, 2010	SEPTEMBER 1, 2009

	(NOTE A)
Operating activities:
Net income	$12,397	$6,144
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	15,122	16,281
Amortization of intangibles	174	167
Provision for bad debts	(140)	223
Deferred income taxes	1,041	9,770
Loss/(gain) on impairments, including disposition of assets	1,336	(125)
Equity in (earnings)/losses of unconsolidated franchises	(203)	228
Share-based compensation expense	4,450	4,495
Gain on franchise partnership acquisitions, net of settlement losses	(1,697)
Other	255	469
Changes in operating assets and liabilities:
Receivables	1,322	(396)
Inventories	(10,308)	480
Income taxes	46	(8,916)
Prepaid and other assets	(1,832)	(264)
Accounts payable, accrued and other liabilities	757	3,243
Net cash provided by operating activities	22,720	31,799

Investing activities:
Purchases of property and equipment	(6,611)	(3,846)
Acquisition of franchise and other entities	(195)
Proceeds from disposal of assets	959	2,747
Reductions in Deferred Compensation Plan assets	31	139
Other, net	(143)	(871)
Net cash used by investing activities	(5,959)	(1,831)

Financing activities:
Net payments on revolving credit facility	(14,400)	(100,300)
Principal payments on other long-term debt	(2,793)	(6,737)
Proceeds from issuance of stock, net of fees		73,131
Proceeds from exercise of stock options	18
Net cash used by financing activities	(17,175)	(33,906)

Decrease in cash and short-term investments	(414)	(3,938)
Cash and short-term investments:
Beginning of year	9,569	9,760
End of year	$9,155	$5,822

Supplemental disclosure of cash flow information:
Cash paid/(received) for:
Interest, net of amount capitalized	$1,521	$3,181
Income taxes, net	$1,861	$674
Significant non-cash investing and financing activities:
Retirement of fully depreciated assets	$2,575	$2,744
Reclassification of properties to assets held for sale or receivables	$2,003	$(3,130)
Assumption of debt and capital leases related to franchise
partnership acquisitions	$22,670

                 The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” “we” or the “Company”), owns and operates Ruby Tuesday® casual dining restaurants and two Wok Hay restaurants.  We also franchise the Ruby Tuesday concept in select domestic and international markets.  The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Operating results for the 13-week period ended August 31, 2010 are not necessarily indicative of results that may be expected for the year ending May 31, 2011.

The condensed consolidated balance sheet at June 1, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in RTI’s Annual Report on Form 10-K for the fiscal year ended June 1, 2010.

NOTE B – EARNINGS PER SHARE AND COMMON STOCK

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented.  Diluted earnings per share gives effect to restricted stock and options outstanding during the applicable periods.  The stock options and restricted shares included in diluted weighted average shares outstanding totaled 0.7 million and 0.2 million for the 13 weeks ended August 31, 2010 and September 1, 2009, respectively.

Stock options with an exercise price greater than the average market price of our common stock and certain options with unrecognized compensation expense do not impact the computation of diluted earnings per share because the effect would be anti-dilutive.  For the 13 weeks ended August 31, 2010 and September 1, 2009, there were 2.8 million and 5.1 million unexercised options, respectively, that did not impact the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.  Further, 0.4 million and 0.9 million restricted shares were excluded from these calculations for the 13 weeks ended August 31, 2010 and September 1, 2009, respectively.

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

NOTE C – FRANCHISE PROGRAMS

As of August 31, 2010, we held a 50% equity interest in each of five franchise partnerships which collectively operate 60 Ruby Tuesday restaurants.  We apply the equity method of accounting to all 50%-owned franchise partnerships.  Also, as of August 31, 2010, we held a 1% equity interest in each of six franchise partnerships, which collectively operate 37 restaurants, and no equity interest in various traditional domestic and international franchises, which collectively operate 106 restaurants.

Under the terms of the franchise operating agreements, we require all domestic franchisees to contribute a percentage, currently 0.5%, of monthly gross sales to a national advertising fund formed to cover their pro rata portion of the production and airing costs associated with our national advertising campaign.  Under the terms of those agreements, we can charge up to 3.0% of monthly gross sales for this national advertising fund.

Advertising amounts received from domestic franchisees are considered by RTI to be reimbursements, recorded on an accrual basis as earned, and have been netted against selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

See Note N to the Condensed Consolidated Financial Statements for a discussion of our franchise partnership working capital credit facility and our related guarantees.

NOTE D – BUSINESS AND LICENSE ACQUISITIONS

On July 22, 2010, following the approval of the Audit Committee of our Board of Directors, we entered into a licensing agreement with Gourmet Market, Inc. which is owned by our Chief Executive Officer’s brother, Price Beall.  The licensing agreement allows us to operate multiple restaurants under the Truffles® name.  Truffles is an upscale café concept that currently operates three restaurants in the vicinity of Hilton Head Island, South Carolina.  The Truffles concept offers a diverse menu featuring soups, salads, and sandwiches, a signature chicken pot pie, house-breaded fried shrimp, pasta, ribs, steaks, and a variety of desserts.

Under the terms of the agreement, we will pay a licensing fee to Gourmet Market, Inc. of 2.0% of gross sales of any Truffles we open.  Additionally, we will pay Gourmet Market, Inc. a monthly fee for up to two years for consulting services to be provided by Price Beall to assist us in developing and opening Truffles restaurants under the terms of the licensing agreement.  During the first 12 months of the agreement we will pay $20,833 per month for such services.  During the second 12 months of the agreement we will pay either $20,833 per month if we have a communicated plan to develop three or more Truffles restaurants or $10,417 per month if we have a communicated plan to develop two or fewer Truffles restaurants.  Gourmet Market, Inc. has the option to terminate future development rights if we do not operate 18 or more Truffles restaurants within five years or 40 or more Truffles within 10 years of the effective date of the agreement.  Management has yet to determine if it will open 18 or more Truffles restaurants within five years or 40 or more Truffles within 10 years.  During the 13 weeks ended August 31, 2010, we paid Gourmet Market, Inc. $20,833 under the terms of the agreement.

On August 4, 2010, RTI acquired the remaining 99% and 50% of the membership interests of RT Long Island Franchise, LLC (“RT Long Island”) and RT New England Franchise, LLC (“RT New England”), respectively, thereby increasing its ownership to 100% of these companies.  As part of our strategy to further strengthen and grow our business, we acquired these franchisees due to the geographic proximity of their restaurants to our core Northeast market and the favorable economic demographics of their customer base.  RT Long Island and RT New England, previously franchise partnerships with 10 Ruby Tuesday restaurants each, were acquired for $0.2 million plus assumed debt.  As further consideration for the RT Long Island transaction, RTI surrendered collection of its note receivable and line of credit due from the franchise.  The note and line of credit, net of allowances for doubtful accounts and unearned revenue, totaled $0.4 million at the time of the transaction. RT Long Island and RT New England had total debt of $24.3 million at the time of acquisition, $1.9 million of which was payable to RTI.  Our Condensed Consolidated Financial Statements reflect the results of operations of these acquired restaurants subsequent to the date of acquisition.

The purchase price of these acquisitions was allocated as follows (in thousands):

Property and equipment	$24,827
Reacquired franchise rights	1,835
Other intangible assets, net of liabilities of $481	1,171
Long-term debt and capital leases	(22,670)
Deferred income taxes	(1,866)
Other net liabilities	(973)
Notes receivable, net of unearned income	(432)
Net impact on Condensed Consolidated Balance Sheet	1,892

Loss on settlement of preexisting contracts	945
Gain on acquisitions	(2,642)
Net impact on Condensed Consolidated Statement of Income	(1,697)
Aggregate purchase price	$195

These acquisitions were considered bargain purchases as the purchase prices were less than the values assigned to the assets and liabilities acquired.  For the 13 weeks ended August 31, 2010, the gain of $2.6 million on these acquisitions, as well as the $0.9 million loss on settlement of preexisting contracts, is included in Other restaurant operating costs in our Condensed Consolidated Statement of Income.

Other intangible assets consist of assets and liabilities resulting from the terms of acquired operating lease contracts being favorable or unfavorable relative to market terms of comparable leases on the acquisition date.  These assets and liabilities totaled $1.7 million and $0.5 million, respectively, at the time of acquisition and will be amortized over the remaining lives of the leases, which are seven to 31 years.  Amortization expense for the above assets and liabilities was negligible for the 13 weeks ended August 31, 2010.

NOTE E – ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable – current consist of the following (in thousands):

	August 31, 2010	June 1, 2010

Rebates receivable	$699	$643
Amounts due from franchisees	4,535	5,439
Other receivables	3,197	3,508
Current portion of notes receivable	2,116	4,603
	10,547	14,193
Less allowances for doubtful notes and equity
method losses	2,376	4,447
	$8,171	$9,746

We negotiate purchase arrangements, including price terms, with designated and approved suppliers on behalf of us and our franchise system.  We receive various volume discounts and rebates based on purchases for our Company-owned restaurants from numerous suppliers.

Amounts due from franchisees consist of royalties, license and other miscellaneous fees, a substantial portion of which represents current and recently-invoiced billings.  Also included in this amount is the current portion of the straight-lined rent receivable from franchise sublessees and the amount to be collected in exchange for our guarantees of certain franchise partnership debt.

We defer recognition of franchise fee revenue for any franchise partnership with negative cash flows at times when the negative cash flows are deemed to be anything other than temporary and the franchise has either borrowed directly from us or through a facility for which we provide a guarantee.  We also do not recognize franchise fee revenue from franchises with fees in excess of 60 days past due.  Accordingly, we have deferred recognition of a portion of franchise revenue from certain franchisees.  Unearned income for franchise fees was $2.2 million and $2.4 million as of August 31, 2010 and June 1, 2010, respectively, which are included in Other deferred liabilities and/or Accrued liabilities – rent and other in the Condensed Consolidated Balance Sheets.

As of August 31, 2010 and June 1, 2010, other receivables consisted primarily of amounts due for third-party gift card sales ($1.0 million and $1.4 million, respectively) and amounts due from our distributor for purchases of lobster ($1.6 million and $0.8 million, respectively).  See Note F to the Condensed Consolidated Financial Statements for further discussion of our lobster inventory.

Notes receivable consist of the following (in thousands):

	August 31, 2010	June 1, 2010
Notes receivable from domestic franchisees	$4,375	$7,026
Less current maturities (included in accounts and
notes receivable)	2,116	4,603
	2,259	2,423
Less allowances for doubtful notes and equity
method losses, noncurrent	1,920	2,154
Total notes receivable, net - noncurrent	$339	$269

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

Ten current franchisees received acquisition financing from RTI as part of refranchising transactions in prior years.  The amounts financed by RTI approximated 35% of the original purchase prices.  Three of these 10 franchisees have a balance remaining on their acquisition notes as of August 31, 2010.

Notes receivable from domestic franchisees as of August 31, 2010 also include amounts advanced to six of our franchise partnerships under short-term line of credit arrangements in order to assist the franchises with operating cash flow needs during the current economic downturn.  These arrangements are not required by our franchise operating agreements and may be discontinued in the future.

While certain of our domestic franchisees are in arrears concerning their franchise fees as previously discussed, as of August 31, 2010, all the domestic franchisees were making interest and/or principal payments on a monthly basis in accordance with the current terms of their notes.  All of the refranchising notes accrue interest at 10.0% per annum.

The allowance for doubtful notes represents our best estimate of losses inherent in the notes receivable at the balance sheet date.  During the 13 weeks ended August 31, 2010 and September 1, 2009, we (decreased)/increased our bad debt expense $(0.1) million and $0.2 million, respectively, based on our estimate of the extent of those losses.

Also included in the allowance for doubtful notes at August 31, 2010 and June 1, 2010 are $1.0 million and $1.5 million, respectively, which represents our portion of the equity method losses of certain of our 50%-owned franchise partnerships which was in excess of our recorded investment in those partnerships.

NOTE F – INVENTORIES

Our merchandise inventory was $31.8 million and $21.1 million as of August 31, 2010 and June 1, 2010, respectively.  The increase from the end of the prior fiscal year is due primarily to advance purchases of lobster, as described below.

Beginning in fiscal 2010, we have purchased lobster in advance of our needs and stored it in third-party facilities prior to our distributor taking possession of the inventory.  Once the lobster is moved to our distributor’s facilities, we transfer ownership to the distributor.  We later reacquire the inventory from our distributor upon its subsequent delivery to our restaurants.

NOTE G – PROPERTY, EQUIPMENT, ASSETS HELD FOR SALE, AND OPERATING LEASES

Property and equipment, net, is comprised of the following (in thousands):

	August 31, 2010	June 1, 2010
Land	$222,292	$218,806
Buildings	464,671	461,159
Improvements	410,027	399,874
Restaurant equipment	270,532	268,071
Other equipment	91,445	90,411
Construction in progress and other*	32,483	27,898
	1,491,450	1,466,219
Less accumulated depreciation and amortization	534,628	522,733
	$956,822	$943,486

* Included in Construction in progress and other as of August 31, 2010 and June 1, 2010 are $23.7 million and $24.8 million, respectively, of assets held for sale that are not classified as such in the Condensed Consolidated Balance Sheets as we do not expect to sell these assets within the next 12 months.  These assets primarily consist of parcels of land upon which we have no intention to build restaurants.

Amounts included in assets held for sale at August 31, 2010 and June 1, 2010 totaled $3.9 million and $3.2 million, respectively, primarily consisting of parcels of land upon which we have no intention to build restaurants, land and buildings of closed restaurants, and various liquor licenses.  During the 13 weeks ended August 31, 2010 and September 1, 2009, we sold surplus properties with carrying values of $0.9 million and $1.9 million, respectively, at net gains of $0.1 million and $0.8 million, respectively.  Cash proceeds, net of broker fees, from these sales in fiscal 2011 and 2010 totaled $1.0 million and $2.7 million, respectively.

Approximately 52% of our 674 Ruby Tuesday restaurants are located on leased properties.  Of these, approximately 64% are land leases only; the other 36% are for both land and building.  The initial terms of these leases expire at various dates over the next 20 years.  These leases may also contain required increases in minimum rent at varying times during the lease term and have options to extend the terms of the leases at a rate that is included in the original lease agreement.  Most of our leases require the payment of additional (contingent) rent that is based upon a percentage of restaurant sales above agreed upon sales levels for the year.  These sales levels vary for each restaurant and are established in the lease agreements.  We recognize contingent rental expense (in annual as well as interim periods) prior to the achievement of the specified target that triggers the contingent rental expense, provided that achievement of that target is considered probable.

NOTE H – LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

	August 31, 2010	June 1, 2010

Revolving credit facility	$199,000	$203,800
Series B senior notes,
due April 2013	46,442	48,442
Mortgage loan obligations	49,059	36,834
Capital lease obligations	240	190
	294,741	289,266
Less current maturities	18,209	12,776
	$276,532	$276,490

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

Following the May 21, 2008 amendment to the Credit Facility, through a series of scheduled quarterly and other required reductions, our original $500.0 million capacity has been reduced, as of August 31, 2010, to $394.3 million.  We expect the capacity of the Credit Facility will be reduced by $21.4 million during the remainder of fiscal 2011.

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

Under the terms of the Credit Facility, we had borrowings of $199.0 million with an associated floating rate of interest of 1.61% at August 31, 2010.  As of June 1, 2010, we had $203.8 million outstanding with an associated floating rate of interest of 1.63%.  After consideration of letters of credit outstanding, we had $175.8 million available under the Credit Facility as of August 31, 2010.  The Credit Facility will mature on February 23, 2012.

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

At August 31, 2010 and June 1, 2010, the Private Placement consisted of $46.4 million and $48.4 million, respectively, in notes with an interest rate of 7.17% (the “Series B Notes”).  The Series B Notes mature on April 1, 2013.  During the 13 weeks ended August 31, 2010, we offered, and our noteholders accepted, principal payments of $2.0 million on the Series B Notes.  We estimate that we will offer prepayments totaling $10.6 million during the next twelve months.  Accordingly, we have classified $10.6 million as current as of August 31, 2010.  This amount includes four quarterly offers of $2.0 million each and additional amounts to be determined based upon excess cash flows and sales of surplus properties.

Simultaneous with the other May 21, 2008 amendments, we entered into a pledge agreement with our Credit Facility and Private Placement creditors, as well as those creditors associated with our Franchise Facility (discussed in Note N to the Condensed Consolidated Financial Statements), whereby we pledged certain subsidiary equity interests as security for the repayment of our obligations under these agreements.

NOTE I – CLOSURES AND IMPAIRMENTS EXPENSE

Closures and impairment expenses include the following for the thirteen weeks ended August 31, 2010 and September 1, 2009 (in thousands):

	August 31, 2010	September 1, 2009

Impairments for:
Open restaurants	$337	$465
Surplus properties	989	154
	1,326	619
Closed restaurant lease reserves	336	652
Other closing costs	74	99
Loss/(gain) on sale of surplus properties	3	(780)
	$1,739	$590

A rollforward of our future lease obligations associated with closed properties is as follows (in thousands):

Lease Obligations
Balance at June 1, 2010	$4,969
Closing expense including rent and other lease charges	336
Payments	(1,090)
Balance at August 31, 2010	$4,215

For the remainder of fiscal 2011 and beyond, our focus will be on obtaining settlements on as many of these leases as possible and these settlements could be higher or lower than the amounts recorded.  The actual amount of any cash payments made by the Company for lease contract termination costs will be dependent upon ongoing negotiations with the landlords of the leased restaurant properties.

At August 31, 2010, we had 26 restaurants that had been open more than one year with rolling 12-month negative cash flows of which 17 have been impaired to salvage value.  Of the nine which remained, we reviewed the plans to improve cash flows at each of the restaurants and determined that no impairment was necessary.  The remaining net book value of these nine restaurants was $8.4 million at August 31, 2010.

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

Minimum funding for the Retirement Plan is determined in accordance with the guidelines set forth in employee benefit and tax laws.  From time to time we may contribute additional amounts as we deem appropriate.  We estimate that we will be required to make contributions totaling $0.7 million to the Retirement Plan during the remainder of fiscal 2011.

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

As discussed further in Note N to the Condensed Consolidated Financial Statements, we are contingently liable for retirement benefits accrued through March 1996 for certain employees of two companies formerly owned by RTI.

Because our Chief Executive Officer (“CEO”) is currently retirement-eligible and would be entitled to receive his entire pension payment in a lump sum six months following his retirement, we have classified an amount representing that pension payment ($8.1 million) into Accrued liabilities – payroll and related costs in our August 31, 2010 and June 1, 2010 Condensed Consolidated Balance Sheets.

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

The following tables detail the components of net periodic benefit costs and the amounts recognized in our Condensed Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the “Pension Plans”) and the Postretirement Medical and Life Benefits plans (in thousands):

	Pension Benefits
	Thirteen weeks ended
	August 31, 2010	September 1, 2009
Service cost	$129	$113
Interest cost	573	623
Expected return on plan assets	(98)	(106)
Amortization of prior service cost	82	82
Recognized actuarial loss	398	346
Net periodic benefit cost	$1,084	$1,058

	Postretirement Medical and Life Benefits
	Thirteen weeks ended
	August 31, 2010	September 1, 2009
Service cost	$2	$3
Interest cost	19	21
Amortization of prior service cost	(15)	(16)
Recognized actuarial loss	28	25
Net periodic benefit cost	$34	$33

We also sponsor two defined contribution retirement savings plans. Information regarding these plans is included in our Annual Report on Form 10-K for the fiscal year ended June 1, 2010.

NOTE K – INCOME TAXES

We had a liability for unrecognized tax benefits of $3.5 million and $3.4 million as of August 31, 2010 and June 1, 2010, respectively.  As of August 31, 2010 and June 1, 2010, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate was $2.3 million and $2.2 million, respectively.  We do not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

Interest and penalties related to unrecognized tax benefits are recognized as components of income tax expense.  As of August 31, 2010 and June 1, 2010, we had accrued $1.2 million and $1.1 million, respectively, for the payment of interest and penalties.  During the first quarter of fiscal 2011, accrued interest and penalties increased by $0.1 million, of which $0.1 million affected the effective tax rate for the quarter ended August 31, 2010.

The effective tax rate for the current quarter was 22.9% as compared to 17.4% for the same period of the prior year.  The change in the effective tax rate resulted primarily from the fact that, while the Company projects to generate a consistent or increased amount of FICA Tip Credit and Work Opportunity Tax Credit in fiscal 2011 as compared to fiscal 2010, increased income in fiscal 2011’s first quarter lessened the impact of the credits.  The two tax credits are driven primarily by restaurant sales, while much of the increase in pre-tax income is attributable to cost containment.

At August 31, 2010, we are no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2007, and with few exceptions, state and local examinations by tax authorities prior to fiscal year 2007.

NOTE L – COMPREHENSIVE INCOME

U.S. GAAP require the disclosure of certain revenue, expenses, gains and losses that are excluded from net income.  Items that currently impact our other comprehensive income are the pension liability adjustments and payments received in settlement of the Piccadilly divestiture guarantee.  See Note N to the Condensed Consolidated Financial Statements for further information on the Piccadilly settlement.  Amounts shown in the table below are in thousands.

	Thirteen weeks ended
	August 31,	September 1,
	2010	2009
Net income	$12,397	$6,144
Pension liability reclassification, net of tax	297	264
Piccadilly settlement, net of tax	–	4
Comprehensive income	$12,694	$6,412

NOTE M – SHARE-BASED EMPLOYEE COMPENSATION

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

All options awarded under the Directors’ Plan have been at the fair market value at the time of grant.  A Committee, appointed by the Board, administers the Directors’ Plan.  At August 31, 2010, we had reserved 295,000 shares of common stock under this Plan, 186,000 of which were subject to options outstanding, for a net of 109,000 shares of common stock currently available for issuance under the Directors’ Plan.

The Ruby Tuesday, Inc. 2003 Stock Incentive Plan and the Ruby Tuesday, Inc. 1996 Stock Incentive Plan
A Committee, appointed by the Board, administers the Ruby Tuesday, Inc. 2003 Stock Incentive Plan (“2003 SIP”) and the Ruby Tuesday, Inc. 1996 Stock Incentive Plan (“1996 SIP”), and has full authority in its discretion to determine the key employees and officers to whom share-based incentives are granted and the terms and provisions of share-based incentives.  Option grants under the 2003 SIP and 1996 SIP can have varying vesting provisions and exercise periods as determined by such Committee.  Options granted under the 2003 SIP and 1996 SIP vest in periods ranging from immediate to fiscal 2013, with the majority vesting within three years following the date of grant, and the majority expiring five or seven (but some up to 10) years after grant.  All of the restricted shares granted during the first quarter of fiscal 2011 are service-based and were awarded under the 1996 SIP.  The majority of restricted shares granted under the 2003 SIP and 1996 SIP in fiscal 2010, 2009, and 2008 are performance-based.  The 2003 SIP and 1996 SIP permit the Committee to make awards of shares of common stock, awards of stock options or other derivative securities related to the value of the common stock, and certain cash awards to eligible persons.  These discretionary awards may be made on an individual basis or for the benefit of a group of eligible persons.  All options awarded under the 2003 SIP and 1996 SIP have been awarded with an exercise price equal to the fair market value at the time of grant.

At August 31, 2010, we had reserved a total of 5,564,000 and 1,366,000 shares of common stock for the 2003 SIP and 1996 SIP, respectively.  Of the reserved shares at August 31, 2010, 3,602,000 and 1,168,000 were subject to options outstanding for the 2003 SIP and 1996 SIP, respectively.  Stock option exercises are settled with the issuance of new shares.  Net shares of common stock available for issuance at August 31, 2010 under the 2003 SIP and 1996 SIP were 1,962,000 and 198,000, respectively.

Stock Options
The following table summarizes the activity in options for the 13 weeks ended August 31, 2010 under these stock option plans (in thousands, except per-share data):

		Weighted-
		Average
	Options	Exercise Price
Balance at June 1, 2010	4,046	$ 19.70
Granted	927	9.39
Exercised	(3)	6.58
Forfeited	(14)	22.45
Balance at August 31, 2010	4,956	$ 17.77

Exercisable at August 31, 2010	2,611	$ 26.50

Included in the outstanding balance shown above are approximately 3,314,000 of out-of-the money options.  Many of these options are expected to expire out-of-the money during the remainder of the current and next two fiscal years.

At August 31, 2010, there was approximately $2.9 million of unrecognized pre-tax compensation expense related to non-vested stock options.  This cost is expected to be recognized over a weighted-average period of 1.7 years.

During the first quarter of fiscal 2011, we granted approximately 927,000 stock options to certain employees under the terms of the 2003 SIP.  These stock options vest in equal annual installments over a three year period following grant of the award, and have a maximum life of seven years.  These stock options do provide for immediate vesting if the optionee retires during the option period as well as if certain other events occur.  For employees meeting this criterion at the time of grant, the accelerated vesting provision renders the requisite service condition non-substantive under GAAP, and we therefore fully expense the fair value of stock options awarded to retirement eligible employees on the date of grant.  As a result, we recorded during the first quarter of fiscal 2011 an expense of $2.3 million related to 430,000 stock options awarded on July 21, 2010 to our CEO.

Restricted Stock
The following table summarizes our restricted stock activity for the 13 weeks ended August 31, 2010 (in thousands, except per-share data):

		Weighted-Average
	Restricted	Grant-Date
Performance-based vesting:	Stock	Fair Value
Non-vested at June 1, 2010	721	$ 7.13
Granted	–	–
Vested	(421)	7.05
Forfeited	(1)	7.82
Non-vested at August 31, 2010	299	$ 7.24

		Weighted-Average
	Restricted	Grant-Date
Service-based vesting:	Stock	Fair Value
Non-vested at June 1, 2010	427	$ 7.42
Granted	174	9.39
Vested	(15)	7.63
Forfeited	–	–
Non-vested at August 31, 2010	586	$ 8.00

The fair values of the restricted share awards reflected above were based on the fair market value of our common stock at the time of grant.  At August 31, 2010, unrecognized compensation expense related to restricted stock grants expected to vest totaled approximately $3.4 million and will be recognized over a weighted average vesting period of approximately 2.2 years.

During the first quarter of fiscal 2011, we granted approximately 174,000 service-based restricted shares of our common stock to certain employees under the terms of the 1996 SIP.  The service-based restricted shares cliff vest over a three-year period.  Also during the first quarter of fiscal 2011, we awarded approximately 124,000 shares of our common stock to our CEO and recognized an expense of $1.2 million on the grant date.

NOTE N – COMMITMENTS AND CONTINGENCIES

Guarantees

At August 31, 2010, we had certain third-party guarantees, which primarily arose in connection with our franchising and divestiture activities.  The majority of these guarantees expire at various dates ending in fiscal 2013.  Generally, we are required to perform under these guarantees in the event that a third-party fails to make contractual payments or, in the case of franchise partnership debt guarantees, to achieve certain performance measures.

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

As of August 31, 2010, the amounts guaranteed under the Franchise Facility and the Cancelled Facilities were $37.3 million and $4.0 million, respectively.  The guarantees associated with one of the Cancelled Facilities are collateralized by a $3.7 million letter of credit.  As of June 1, 2010, the amounts guaranteed under the Franchise Facility and the Cancelled Facilities were $47.3 million and $4.4 million, respectively.  Unless extended, guarantees under these programs will expire at various dates from November 2010 through February 2013.  To our knowledge, despite certain of these franchises having reported coverage ratios below the required levels, all of the franchise partnerships are current in the payment of their obligations due under these credit facilities.  We have recorded liabilities representing the estimated fair value of these guarantees totaling $0.3 million and $0.8 million as of August 31, 2010 and June 1, 2010, respectively.  These amounts were determined based on amounts to be received from the franchise partnerships as consideration for the guarantees.  We believe these amounts approximate the fair value of the guarantees.

Divestiture Guarantees
During fiscal 1996, our shareholders approved the distribution of our family dining restaurant business (Morrison Fresh Cooking, Inc., “MFC”) and our health care food and nutrition services business (Morrison Health Care, Inc., “MHC”). Subsequently, Piccadilly Cafeterias, Inc. (“Piccadilly”) acquired MFC and Compass acquired MHC. Prior to the Distribution, we entered into various guarantee agreements with both MFC and MHC, most of which have expired. As agreed upon at the time of the Distribution, we have been contingently liable for payments to MFC and MHC employees retiring under MFC’s and MHC’s versions of the Management Retirement Plan and the Executive Supplemental Pension Plan (the two non-qualified defined benefit plans) for the accrued benefits earned by those participants as of March 1996.

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

During fiscal 2010, we received our sixth, and final, distribution in settlement of the Piccadilly bankruptcy.  Including this final distribution, we received $2.0 million in settlement of our claim.

We estimated our divestiture guarantees related to MHC at August 31, 2010 to be $3.1 million for employee benefit plans.  In addition, we remain contingently liable for MHC’s portion (estimated to be $2.2 million) of the MFC employee benefit plan liability for which MHC is currently responsible under the divestiture guarantee agreements.  We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

Litigation
We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business.  We provide reserves for such claims when payment is probable and estimable in accordance with GAAP.  At this time, in the opinion of management, the ultimate resolution of pending legal proceedings, including the matter referred to below, will not have a material adverse effect on our operations, financial position, or cash flows.

On March 19, 2010, the trial court in a civil action styled Dan Maddy v. Ruby Tuesday, Inc., in the Rutherford County, Tennessee Circuit Court, Case No. 53641, affirmed the jury’s verdict in favor of the plaintiff awarding damages in the amount of $10,035,000 plus interest.  The plaintiff in this matter alleged claims relating to injury caused by an intoxicated person who was served alcoholic beverages at one of our restaurants.  We maintain insurance to cover these types of claims under our primary insurance carrier for amounts up to $1,000,000, subject to a self-insured retention of $500,000, and under a secondary insurance carrier for amounts in excess of $1,000,000 up to an amount in excess of the amount of the verdict.  Our secondary insurance carrier has asserted a reservation of rights, claiming that it did not receive timely notice of this matter in accordance with the terms of the policy.  We believe that our secondary insurance carrier received timely notice in accordance with the policy.  In addition, our service agreement with our former third-party claims administrator provides that it will indemnify us against any liabilities, loss or damage that we may suffer as a result of any claim, cost, or judgment against us arising out of the third-party claims administrator’s negligence or willful misconduct.  Based on the information currently available, and acknowledging the uncertainty of litigation but assuming insurance coverage, our August 31, 2010 Condensed Consolidated Balance Sheet reflects an accrual of $2.3 million, which includes, among other costs, an estimate of the amount of any expected recovery by the plaintiff once the judgment is settled and/or decided on appeal.  Such amount is included within the Accrued and Other deferred liabilities captions in our Condensed Consolidated Balance Sheet.   Partially offsetting this liability is a receivable at August 31, 2010 of $2.3 million, $1.8 million of which would be due from our secondary insurance carrier and $0.5 million from an excess carrier beneath the secondary carrier.  This receivable is reflected within the Other assets caption of our Condensed Consolidated Balance Sheet.

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

NOTE O – FAIR VALUE MEASUREMENTS

The following table presents the fair values of our financial assets and liabilities measured at fair value on a recurring basis as of August 31, 2010 (in thousands):

	Fair Value Measurements
	Carrying Value at September 1, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred compensation plan -
assets	$7,765	$7,765	$–	$–
Deferred compensation plan -
liabilities	(7,765)	(7,765)	–	–
Total	$–	$–	$–	$–

During the 13 weeks ended August 31, 2010 there were no transfers among levels within the fair value hierarchy.

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

The following table presents the fair values for those assets and liabilities measured on a non-recurring basis and remaining on our Condensed Consolidated Balance Sheet as of August 31, 2010 and the losses recognized from all such measurements during the thirteen weeks ended August 31, 2010 (in thousands):

	Fair Value Measurements
	Carrying Value at August 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses/ (Gains)
Long-lived assets held for sale *	$27,571	$–	$27,571	$–	$989
Long-lived assets held for use	806	–	806	–	337
Total	$28,377	$–	$28,377	$–	$1,326

* Included in the carrying value of long-lived assets held for sale are $23.7 million of assets included in Construction in progress in the Condensed Consolidated Balance Sheet as we do not expect to sell these assets within the next 12 months.

Long-lived assets held for sale are valued using Level 2 inputs, primarily information obtained through broker listings and sales agreements.  Costs to market and/or sell the assets are factored into the estimates of fair value for those assets included in Assets held for sale on our Condensed Consolidated Balance Sheet.  During the 13 weeks ended August 31, 2010, long-lived assets held for sale were written down to their fair value, resulting in a loss of $1.0 million, which is included in Closures and impairments in our Condensed Consolidated Statement of Income.  The fair value of these long-lived assets held for sale was $27.6 million as of August 31, 2010.

We review our long-lived assets (primarily property, equipment, and, as appropriate, reacquired franchise rights and favorable leases) related to each restaurant to be held and used in the business, whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable.  We evaluate restaurants based upon cash flows as our primary indicator of impairment.  Based on the best information available, we write down an impaired restaurant to its estimated fair market value, which becomes its new cost basis.  Fair value is determined primarily through analyses of relevant market broker listings.

Long-lived assets held for use presented in the table above include our company airplane and restaurants or groups of restaurants that were impaired as a result of our quarterly impairment review.  From time to time, the table will also include closed restaurants or surplus sites not meeting held for sale criteria that have been offered for sale at a price less than their carrying value.

During the 13 weeks ended August 31, 2010, we recorded $0.3 million of impairments on our long-lived assets held for use, which is included with Closures and impairments expense in our Condensed Consolidated Statements of Income.  The Level 2 fair values of our long-lived assets held for use are based on broker estimates of the value of the land, building, leasehold improvements, and other residual assets.

Our financial instruments at August 31, 2010 and June 1, 2010 consisted of cash and short-term investments, accounts receivable and payable, notes receivable, long-term debt, franchise partnership guarantees, letters of credit, and, as previously discussed, deferred compensation plan investments.  The fair values of cash and short-term investments and accounts receivable and payable approximated carrying value because of the short-term nature of these instruments.  The carrying amounts and fair values of our other financial instruments not measured on a recurring basis using fair value, however subject to fair value disclosures are as follows (in thousands):

	August 31, 2010		June 1, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Deferred Compensation Plan
investment in RTI common stock	$2,008	$1,532	$2,036	$1,760
Notes receivable, gross*	4,375	4,389	7,026	7,016
Long-term debt and capital leases	294,741	296,025	289,266	291,512
Franchise partnership guarantees	319	332	791	817
Letters of credit	–	320	–	329

* The allowance for doubtful notes on our notes receivable was $3.3 million and $5.1 million as of August 31, 2010 and June 1, 2010, respectively.

We estimated the fair value of notes receivable, debt, franchise partnership guarantees, and letters of credit using market quotes and present value calculations based on market rates.

NOTE P – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted in Fiscal 2011
In June 2009, the FASB issued guidance related to the consolidation of variable interest entities.  The updated guidance eliminates the prior exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  This guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the provisions of the pre-Codification guidance.  The guidance is effective for fiscal years beginning after November 15, 2009 (fiscal 2011 for RTI).  The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements.

Accounting Pronouncements Not Yet Adopted
In January 2010, the FASB issued fair value guidance requiring new disclosures and clarification of existing disclosures for assets and liabilities that are measured at fair value on either a recurring or non-recurring basis.  The guidance requires disclosure of transfer activity into and out of Level 1 and Level 2 fair value measurements and also requires more detailed disclosure about the activity within Level 3 fair value measurements.  The majority of the requirements in this guidance were effective for interim and annual periods beginning after December 15, 2009 (our fiscal 2010 fourth quarter) and were adopted in our fiscal 2010 fourth quarter.  Requirements related to Level 3 disclosures are effective for annual and interim periods beginning after December 15, 2010 (our fiscal 2011 fourth quarter).  We are currently evaluating the impact of this guidance on our Condensed Consolidated Financial Statement disclosures.

NOTE Q – SUBSEQUENT EVENTS

On September 13, 2010, we entered into a licensing agreement with LFMG International, LLC (“Lime”) which allows us to operate multiple restaurants under the Lime Fresh Mexican Grill® name.  Lime is a fast-casual Mexican concept that currently operates several restaurants primarily in the vicinity of Miami, Florida.  The Lime concept menu features items such as homemade tortilla chips, customizable nachos, flautas, salads, soups, fajitas, quesadillas, tacos, burritos, and salsa and guacamole.  Under the terms of the agreement, we paid an initial development fee of $1.0 million and will pay a license agreement fee of $5,000 per each Lime Fresh Mexican Grill restaurant we open up to a maximum of 200 restaurants.  In addition, we will pay a royalty fee of 2.0%, and an advertising fee of 1.0%, of gross sales of any Lime Fresh Mexican Grill restaurant that we open.  Lime has the option to terminate future development rights if we do not operate 50 or more Lime Fresh Mexican Grill restaurants within five years, 100 or more restaurants within 10 years, 150 or more restaurants within 15 years, or less than 200 restaurants within 20 years of the effective date of the agreement.  Management has yet to determine how many Lime Fresh Mexican Grill restaurants will be opened.

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

General:

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”), owns and operates Ruby Tuesday® casual dining restaurants and two Wok Hay restaurants.  We also franchise the Ruby Tuesday concept in selected domestic and international markets.  As of August 31, 2010 we owned and operated 674, and franchised 203, Ruby Tuesday restaurants.  Ruby Tuesday restaurants can now be found in 46 states, the District of Columbia, 15 foreign countries, and Guam.

Overview and Strategies

Casual dining, the segment of the industry in which we operate, is intensely competitive with respect to prices, services, convenience, locations, and the types and quality of food.  We compete with other food service operations, including locally-owned restaurants, and other national and regional restaurant chains that offer similar types of services and products as we do.  In 2005, our analysis of the bar and grill segment within casual dining indicated that many concepts, including Ruby Tuesday, were not clearly differentiated.  We believed that as the segment continued to mature, the lack of differentiation would make it increasingly difficult to attract new guests.  Consequently, we created brand reimaging initiatives to implement our strategy of clearly differentiating Ruby Tuesday from our competitors.  We implemented our strategy in stages, first focusing on food, then service, and in 2007, we embarked on the most capital-intensive aspect of our reimaging program – the creation of a fresh new look for our restaurants.  In order to maximize sales in our newly-reimaged brand, our marketing strategy for the last two years has focused on the key pillars of print promotions, digital media, and local marketing programs to entice guests to see the new Ruby Tuesday, increase frequency of visits, and enhance visibility of the brand.  We believe this marketing strategy more effectively communicates our brand and value message.  We have the ability to customize our marketing to specific markets, down to the individual restaurant level, which enables us to respond quickly with a different program if a market or restaurant is not achieving expected results.

While we were in the process of implementing our brand reimaging, consumer spending came under pressure for a variety of reasons, and further weakened in the fourth quarter of calendar 2008.  As the economic environment deteriorated, operating results for other casual dining concepts, as well as our operating results, declined significantly.  In response, beginning in the second half of fiscal 2009, we implemented several initiatives intended to reduce costs to improve cash flow at no dilution to the overall guest experience.  These cost savings were the result of labor initiatives, including new scheduling systems and the realignment of field supervisors, which together accounted for approximately half of the savings.  Disciplined food cost management, improved operating efficiencies, and the closing of certain underperforming restaurants accounted for the remainder.  These initiatives resulted in cost savings of approximately $20.0 million in the second half of fiscal 2009 alone.  Furthermore, our low level of management and labor turnover during fiscal 2010 and 2009 benefited us two-fold: first, a more experienced work force resulted in improved customer service, and second, training costs were greatly reduced.

The improvements we have actualized in sales, operations, and cost containment from the initiatives noted above have enabled us to strengthen our balance sheet and develop longer-term strategies for the Company.  The key initiatives in our Long Range Plan are focused in the following four areas:

•
Continue to Enhance Quality of Our Core Brand.  We have evolved our existing menu items to support our high-quality casual dining position, broaden our appeal with product extensions offering more variety and cravability, and provide our guests with compelling value.  Late in the second quarter of fiscal 2010, we introduced a menu which included an expanded appetizer line and new dinner entrees featuring a variety of lobster combinations.  Additionally, we launched a Tuesday Steak and Lobster program and a Sunday brunch offering, both of which have driven incremental sales and traffic, in addition to enhancing the perception of the Ruby Tuesday brand.  In the first quarter of fiscal 2011, we enhanced our menu through offering new menu items, a complimentary bread program, and enhancements to our fresh garden bar and Sunday brunch.  Our new menu items include 10 new entrees; Fit & Trim offerings, which include 12 menu items that are 700 calories or less; new side offerings which now include fresh green beans and fresh grilled asparagus.  We enhanced our garden bar with more variety and freshness by adding over 10 new items.  The addition of our fresh baked garlic cheese biscuits should further increase the overall value perception of our brand, in line with other high quality casual dining restaurants.  Lastly, our Sunday brunch menu now includes 15 total items, and has been enhanced with the addition of French toast and new omelets.

From a labor standpoint, we deployed a new management structure which has our assistant managers now designated as either guest service managers or culinary managers, and this is enabling us to focus on delivering a more consistent guest experience.  We have also implemented smaller station sizes, increased bartender staffing levels, and added food runners to further enhance the overall guest experience.  Both the menu enhancements and the labor changes noted above are designed to enhance the overall experience for our guests in line with the leading high quality casual dining dinner houses.

•
Increase Revenue and EBITDA Through New Concept Conversions and Franchise Partnership Acquisitions.  Part of our long-term plan is to get more out of existing restaurants by generating higher average restaurant volumes and thus more profit and cash flow with minimal capital investment.  Therefore, we will be converting certain underperforming Ruby Tuesday concept restaurants into other high-quality casual dining brands which might be better suited for success in selected markets.  To that end, on February 17, 2010, we entered into a licensing agreement with Jim N Nicks Barbq Riverchase, Inc. (“Jim ‘N Nick’s”) which allows us to operate multiple restaurants under the Jim ‘N Nick’s Bar-B-Q® name.  Jim ‘N Nick’s is an Alabama-based barbeque concept that currently operates 27 restaurants in seven states.  Additionally, on July 22, 2010, we entered into a licensing agreement with Gourmet Market, Inc. which allows us to operate multiple restaurants under the Truffles® name.  Truffles is an upscale casual dining café featuring seafood and steaks which currently operates three restaurants in the vicinity of Hilton Head Island, South Carolina.  We are currently evaluating the conversion of certain lower performing Ruby Tuesday concept restaurants to these other concepts and anticipate converting five to seven Company-owned Ruby Tuesday restaurants to the Jim ‘N Nick’s, Truffles, and Wok Hay (an Asian bistro which we own) concepts during the remainder of fiscal 2011. We believe the low capital requirement for these conversions should provide attractive cash-on-cash returns for our shareholders.

A second component to this long-term plan is focused on the acquisition of our franchise partners in order to generate incremental revenue and EBITDA.  We closed on two acquisitions in the first quarter of fiscal 2011 and are evaluating our options with the remaining franchise partnerships, some of whom may convert to traditional franchises over time.

•
Focus on Low Risk, Low Capital-Intensive Growth.  In an effort to be prudent with our capital and in order to maximize returns for our shareholders, we are starting to slowly grow our Company in a low risk, low capital intensive manner.  Over time, we plan on opening Company-owned, smaller inline-type Ruby Tuesday restaurants.  Additionally, on September 13, 2010, we entered into a licensing agreement with LFMG International, LLC (“Lime”) which allows us to operate multiple restaurants under the Lime Fresh Mexican Grill® name.  Lime is a fast-casual Mexican concept that currently operates several restaurants primarily in the vicinity of Miami, Florida.  Given that the fast casual segment of our industry is proven and growing, and demand exceeds supply, we believe opening smaller, inline locations under the Lime brand is a potential growth option for us.  We expect to open one or two smaller prototype, inline Company-owned Lime restaurants during the remainder of fiscal 2011.  The ability to enter the growing fast-casual segment with a strong brand such as Lime and further expand our Ruby Tuesday Company-owned brand provides a growth option that has the potential to create long-term value for our shareholders with relatively low risk.

•
Generate Free Cash Flow and Improve Our Balance Sheet.  We have made great progress over the past year in strengthening our balance sheet and we will, in the short term, continue to leverage our free cash flow to pay down debt.  We define “free cash flow” to be the net amount remaining when purchases of property and equipment are subtracted from net cash provided by operating activities.  If we are successful in continuing to stabilize same-restaurant sales and maintaining or lowering our cost structure, we have the opportunity to generate substantial levels of free cash flow.  Furthermore, our near-term capital requirements are relatively modest as we anticipate only opening one or two smaller prototype, inline Lime restaurants, and converting five to seven Ruby Tuesday concept restaurants into other concepts, in fiscal 2011.

We generated $16.1 million of free cash flow in the first quarter of fiscal 2011, all of which was dedicated to the reduction of debt.  We estimate we will generate $74.0 to $84.0 million of free cash flow during the remainder of fiscal 2011.  Included in these estimates is anticipated capital spending of $23.0 to $28.0 million.  Our current intentions are to use a substantial portion of the free cash flow generated during the remainder of fiscal 2011 to reduce debt.  Our objective is to reduce debt near term in order to further reduce the financial risk related to our leverage and to resume returning capital to our shareholders.  See further discussion in the Financing Activities section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Our success in the four key Long Range Plan initiatives outlined above should enable us to improve our return on assets and create additional shareholder value.

Results of Operations:

The following is an overview of our results of operations for the 13-week period ended August 31, 2010:

Net income increased to $12.4 million for the 13 weeks ended August 31, 2010 compared to $6.1 million for the same quarter of the previous year.  Diluted earnings per share for the fiscal quarter ended August 31, 2010 increased to $0.19 compared to $0.11 for the corresponding period of the prior year as a result of the increase in net income as discussed below.

During the 13 weeks ended August 31, 2010:

●	20 Company-owned Ruby Tuesday restaurants were acquired, including 10 purchased from each of our New England and Long Island franchisees;

●	Two Company-owned Ruby Tuesday restaurants were closed in anticipation of their conversion into other high-quality casual dining concepts during our second quarter of fiscal 2011;

●	Aside from the restaurants sold to the Company, three franchise restaurants were opened and three were closed;

●	Same-restaurant sales* at Company-owned restaurants increased 1.2%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants increased 0.4%.

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

	Thirteen weeks ended
	August 31, 2010	September 1, 2009
Revenue:
Restaurant sales and operating revenue	99.3%	99.6%
Franchise revenue	0.7	0.4
Total revenue	100.0	100.0
Operating costs and expenses:
Cost of merchandise (1)	28.3	30.2
Payroll and related costs (1)	33.3	33.6
Other restaurant operating costs (1)	19.8	20.3
Depreciation and amortization (1)	5.0	5.4
Selling, general and administrative, net	7.4	6.3
Closures and impairments	0.6	0.2
Equity in (earnings)/losses of unconsolidated franchises	(0.1)	0.1
Interest expense, net	0.8	1.8
Income before income taxes	5.3	2.5
Provision for income taxes	1.2	0.4
Net income	4.1%	2.0%

(1)     As a percentage of restaurant sales and operating revenue.

The following table shows year-to-date Company-owned and franchised Ruby Tuesday concept restaurant openings and closings, and total Ruby Tuesday concept restaurants as of the end of the first quarter in each of fiscal 2011 and 2010.

	Thirteen weeks ended
	August 31, 2010	September 1, 2009
Company –owned:
Beginning of quarter	656	672
Opened	–	–
Acquired from franchisees	20	–
Closed	(2)	(2)
End of quarter	674 *	670 *

Franchise:
Beginning of quarter	223	229
Opened	3	–
Sold to RTI	(20)	–
Closed	(3)	(3)
End of quarter	203	226

* The August 31, 2010 and September 1, 2009 amounts exclude two Wok Hay restaurants.

We expect our domestic and international franchisees to open approximately seven to ten additional Ruby Tuesday restaurants during the remainder of fiscal 2011.  We currently anticipate converting five to seven Company-owned Ruby Tuesday concept restaurants to the Jim ‘N Nick’s, Truffles, or Wok-Hay concepts during the remainder of fiscal 2011.  We expect to open one or two smaller prototype, inline Company-owned Lime concept restaurants during the remainder of fiscal 2011.

Revenue

RTI’s restaurant sales and operating revenue for the 13 weeks ended August 31, 2010 increased 0.4% to $300.6 million compared to the same period of the prior year.  This increase primarily resulted from a 1.2% increase in same-restaurant sales.

The increase in same-restaurant sales is attributable to higher average net check in the current quarter compared to the same quarter in the prior year due to a shift in our value positioning and print incentive strategy since the same quarter of the prior year.  This strategy has contributed to a decrease in guest counts, partially offsetting the increase in average net check.

Franchise revenue for the 13 weeks ended August 31, 2010 increased 56.7% to $2.1 million compared to the same period of the prior year.  Franchise revenue is predominately comprised of domestic and international royalties, which totaled $1.8 million and $1.3 million for the 13-week periods ended August 31, 2010 and September 1, 2009, respectively.  This increase is due to an increase in royalties from our traditional domestic franchisees and an increase in same-restaurant sales for domestic franchise Ruby Tuesday restaurants of 0.4% in the first quarter of fiscal 2011.

Under our accounting policy, we do not recognize franchise fee revenue for any franchise with negative cash flows at times when the negative cash flows are deemed to be anything other than temporary and the franchise has either borrowed directly from us or through a facility for which we provide a guarantee.  We also do not recognize additional franchise fee revenue from franchisees with fees in excess of 60 days past due.  Accordingly, we have deferred recognition of a portion of franchise revenue from certain franchises.  Unearned income for franchise fees was $2.2 million and $2.4 million as of August 31, 2010 and June 1, 2010, respectively, which are included in Other deferred liabilities and/or Accrued liabilities – rent and other in the Condensed Consolidated Balance Sheets.

Pre-tax Income

Pre-tax income increased $8.6 million to $16.1 million for the 13 weeks ended August 31, 2010, over the corresponding period of the prior year.  The higher pre-tax income is due to an increase in same-restaurant sales of 1.2% at Company-owned restaurants, lower interest expense ($2.9 million), and decreases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of cost of merchandise, payroll and related costs, other restaurant operating costs, and depreciation.  These lower costs were partially offset by increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of selling, general, and administrative expense, net and closures and impairments.

In the paragraphs that follow, we discuss in more detail the components of the increase in pre-tax income for the 13-week period ended August 31, 2010, as compared to the comparable period in the prior year.  Because a significant portion of the costs recorded in the Cost of merchandise, Payroll and related costs, Other restaurant operating costs, and Depreciation and amortization categories are either variable or highly correlate with the number of restaurants we operate, we evaluate our trends by comparing the costs as a percentage of restaurant sales and operating revenue, as well as the absolute dollar change, to the comparable prior year period.

Cost of Merchandise

Cost of merchandise decreased $5.2 million (5.8%) to $85.1 million for the 13 weeks ended August 31, 2010, over the corresponding period of the prior year.  As a percentage of restaurant sales and operating revenue, cost of merchandise decreased from 30.2% to 28.3%.

The absolute dollar decrease in fiscal 2011 for the 13-week period is a result of a decrease in guest counts due to a shift in our value promotion strategy by changing the “Buy One Get One Free” promotion offered during the same quarter of the prior year to a “Buy One Get One Free Up to $10” or a “25% Off” on our Specialties, Fork-Tender Ribs, and Handcrafted Steaks coupled with savings from better contractual pricing on various food items.

As a percentage of restaurant sales and operating revenue the decrease is due to a shift in our value promotion strategy as discussed above.  The change on our value offerings had the impact in the current quarter of increasing average net check for the current quarter for restaurants in our same-restaurant groupings, which decreased the related food cost as a percentage of restaurant sales and operating revenue.

Payroll and Related Costs

Payroll and related costs decreased $0.2 million (0.2%) to $100.2 million for the 13 weeks ended August 31, 2010, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, payroll and related costs decreased from 33.6% to 33.3%.

The decrease in payroll and related costs in fiscal 2011 for the 13-week period in absolute dollars and as a percentage of restaurant sales and operating revenue is primarily due to favorable health claims experience offset by an increase in workers’ compensation claims and FICA.

Other Restaurant Operating Costs

Other restaurant operating costs decreased $1.2 million (2.0%) to $59.6 million for the 13-week period ended August 31, 2010, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, these costs decreased from 20.3% to 19.8%.

For the thirteen weeks ended August 31, 2010, the decrease in other restaurant operating costs is attributable to the following (in thousands):

Net gain on franchise partnership acquisitions	$1,697
Repairs	(803)
Other	340
$1,234

In both absolute dollars and as a percentage of restaurant sales and operating revenue for the 13-week period, the decrease is primarily due to a net gain on the acquisitions of our Long Island and New England franchise partnerships during the current quarter as further discussed in Note D to the Condensed Consolidated Financial Statements.  Offsetting this was higher building repairs expense since the same quarter of the prior year.

Depreciation and Amortization

Depreciation and amortization expense decreased $1.2 million (7.1%) to $15.1 million for the 13-week period ended August 31, 2010, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, this expense decreased from 5.4% to 5.0%.

In terms of both absolute dollars and as a percentage of restaurant sales and operating revenue, the decrease for the 13-week period is primarily due to reduced depreciation for assets that became fully depreciated since the first quarter of the prior year (a $1.4 million reduction), which was partially offset by increased depreciation on assets acquired since the same quarter of the prior year.

Selling, General and Administrative Expenses, Net

Selling, general and administrative expenses, net of support service fee income, increased $3.5 million (18.5%) to $22.5 million for the 13-week period ended August 31, 2010, as compared to the corresponding period in the prior year.

The increase for the 13-week period is primarily due to higher advertising costs ($1.9 million) as a result of testing a marketing initiative by inserting coupons in certain national magazines and an increase in internet advertising due to the implementation of digital media since the first quarter of the prior year.  Also contributing to the increase were higher consulting fees ($0.5 million), primarily relating to cost savings initiatives, and higher management labor and training payroll ($0.5 million) due to an increase in number of team members since the same quarter of the prior year.

Closures and Impairments

Closures and impairments increased $1.1 million to $1.7 million for the 13-week period ended August 31, 2010, as compared to the corresponding period of the prior year.    The increase for the 13-week period is primarily due to higher impairment charges for discounting surplus properties ($0.8 million) in order to better market them for sale coupled with lower gains during the current quarter on the sale of surplus properties ($0.8 million).  Offsetting these increases were lower impairment charges for open restaurants ($0.1 million) and closed restaurant lease reserve expense ($0.3 million).  See Note I to our Condensed

Consolidated Financial Statements for further information on our closures and impairment charges recorded during the first quarters of fiscal 2011 and 2010.

Equity in (Earnings)/Losses of Unconsolidated Franchises

Our equity in earnings of unconsolidated franchises was $(0.2) million for the 13 weeks ended August 31, 2010 compared with equity in losses of $0.2 million for the 13 weeks ended September 1, 2009.  The change is attributable to earnings from investments in all of our five remaining 50%-owned franchise partnerships, of which only one had income in the first quarter of the prior year.  The increase in earnings was due in part to temporary fee forgiveness.

As of August 31, 2010, we held 50% equity investments in each of five franchise partnerships, which collectively operate 60 Ruby Tuesday restaurants.  As of September 1, 2009, we held 50% equity investments in each of six franchise partnerships which then collectively operated 70 Ruby Tuesday restaurants.

Interest Expense, Net

Net interest expense decreased $2.9 million for the 13 weeks ended August 31, 2010, as compared to the corresponding period in the prior year, primarily due to lower average debt outstanding on the revolving credit agreement (the “Credit Facility”), lower interest rates on the Credit Facility and Private Placement Series B Notes, and the payoff of the Private Placement Series A Notes since the first quarter of the prior year.

Provision for Income Taxes

The effective tax rate for the current quarter was 22.9% compared to 17.4% for the same period of the prior year.  The change in the effective tax rate resulted primarily from the fact that, while the Company projects to generate a consistent or increased amount of FICA Tip Credit and Work Opportunity Tax Credit in fiscal 2011 as compared to fiscal 2010, increased income in fiscal 2011’s first quarter lessened the impact of the credits.  The two tax credits are driven primarily by restaurant sales, while much of the increase in pre-tax income is attributable to cost containment.

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

In our Annual Report on Form 10-K for the year ended June 1, 2010, we identified our critical accounting policies related to share-based employee compensation, impairment of long-lived assets, franchise accounting, lease obligations, estimated liability for self-insurance, and income tax valuation allowances and tax accruals.  During the first 13 weeks of fiscal 2011, there have been no changes in our critical accounting policies.

Liquidity and Capital Resources:

Cash and cash equivalents decreased by $0.4 million and $3.9 million during the first 13 weeks of fiscal 2011 and 2010, respectively.  The change in cash and cash equivalents is as follows (in thousands):

	Thirteen weeks ended
	August 31,	September 1,
	2010	2009
Cash provided by operating activities	$22,720	$31,799
Cash used by investing activities	(5,959)	(1,831)
Cash used by financing activities	(17,175)	(33,906)
Decrease in cash and cash equivalents	$(414)	$(3,938)

Operating Activities

Our cash provided by operations is generally derived from cash receipts generated by our restaurant customers and franchisees.  Substantially all of the $300.6 million and $299.3 million of restaurant sales and operating revenue disclosed in our Condensed Consolidated Statements of Income for the 13 weeks ended August 31, 2010 and September 1, 2009, respectively, was received in cash either at the point of sale or within two to four days (when our guests paid with debit or credit cards).  Our primary uses of cash for operating activities are food and beverage purchases, payroll and benefit costs, restaurant operating costs, general and administrative expenses, and marketing, a significant portion of which are incurred and paid in the same period.

Cash provided by operating activities for the first 13 weeks of fiscal 2011 decreased $9.1 million (28.6%) from the corresponding period in the prior year to $22.7 million.  The decrease is due to additional cash outlays for inventory ($10.3 million), due in part to the advance purchase of lobster as disclosed in Note F to the Condensed Consolidated Financial Statements and an increase in cash paid for income taxes ($1.2 million).  Partially offsetting these was a decrease in cash paid for interest ($1.7 million).

Our working capital deficiency and current ratio as of August 31, 2010 were $34.7 million and 0.7:1, respectively.  As is common in the restaurant industry, we carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset) or debt reduction (a long-term liability) and receivable and inventory levels are generally not significant.

Investing Activities

We require capital principally for the maintenance and upkeep of our existing restaurants, limited new or converted restaurant construction, investments in technology, equipment, remodeling of existing restaurants, and on occasion for the acquisition of franchisees or other restaurant concepts.  Property and equipment expenditures purchased with internally generated cash flows for the 13 weeks ended August 31, 2010 were $6.6 million.

Capital expenditures for the remainder of the fiscal year are projected to be approximately $23.0 to $28.0 million based on our planned improvements for existing restaurants.  We also anticipate spending $1.5 to $2.5 million for franchise restaurant acquisitions planned for the remainder of fiscal 2011.   We intend to fund our investing activities with cash provided by operations.

Financing Activities

Historically our primary sources of cash have been operating activities and proceeds from stock option exercises and refranchising transactions.  When these alone have not provided sufficient funds for both our capital and other needs, we have obtained funds through the issuance of indebtedness or, more recently, through the issuance of additional shares of common stock.  Our current borrowings and credit facilities are described below.

As further discussed in Note B to the Condensed Consolidated Financial Statements, during the first quarter of the prior year, we closed an underwritten public offering of 11.5 million shares of Ruby Tuesday, Inc. common stock at $6.75 per share, less underwriting discounts.  We received approximately $73.1 million in net proceeds from the sale of the shares, after deducting underwriting discounts and offering expenses.  The net proceeds were used to repay indebtedness under our five-year revolving credit agreement (the “Credit Facility”).

On November 19, 2004, we entered into a five-year revolving credit agreement to provide capital for general corporate purposes.  On February 28, 2007, we amended and restated our Credit Facility such that the aggregate amount we may borrow increased to $500.0 million.  This amount included a $50.0 million subcommitment for the issuance of standby letters of credit and a $50.0 million subcommitment for swingline loans.

We entered into an additional amendment of the amended and restated Credit Facility on May 21, 2008.  The May 21, 2008 amendment to the Credit Facility, as well as a similarly-dated amendment and restatement of the notes issued in the Private Placement required us to satisfy and maintain specified financial ratios and other financial condition tests and covenants.  The financial ratios include maximum funded debt, minimum fixed charge coverage and minimum net worth covenants.  Our continued ability to meet those financial ratios, tests and covenants can be affected by events beyond our control, and we cannot assure you that we will meet those ratios, tests and covenants.  We are currently in compliance with our debt covenants.

Following the May 21, 2008 amendment to the Credit Facility, through a series of scheduled quarterly and other required reductions, our original $500.0 million capacity has been reduced, as of August 31, 2010, to $394.3 million.  We expect the capacity of the Credit Facility will be reduced by $21.4 million during the remainder of fiscal 2011.

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

Under the terms of the Credit Facility, we had borrowings of $199.0 million with an associated floating rate of interest of 1.61% at August 31, 2010.  As of June 1, 2010, we had $203.8 million outstanding with an associated floating rate of interest of 1.63%.  After consideration of letters of credit outstanding, we had $175.8 million available under the Credit Facility as of August 31, 2010.  The Credit Facility will mature on February 23, 2012.

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

In fiscal 2010, we paid off the remaining balance of $70.1 million of Private Placement Series A Notes using funds borrowed under the Credit Facility.  At August 31, 2010 and June 1, 2010, the Private Placement consisted of $46.4 million and $48.4 million, respectively, in notes with an interest rate of 7.17% (the “Series B Notes”).  The Series B Notes mature on April 1, 2013.  During the 13 weeks ended August 31, 2010, we offered, and our noteholders accepted, principal payments of $2.0 million on the Series B Notes.  We estimate that we will offer prepayments totaling $10.6 million during the next twelve months.  Accordingly, we have classified $10.6 million as current as of August 31, 2010.  This amount includes four quarterly offers of $2.0 million each and additional amounts to be determined based upon excess cash flows and sales of surplus properties.

Simultaneous with the other May 21, 2008 amendments, we entered into a pledge agreement with our Credit Facility and Private Placement creditors, as well as those creditors associated with our Franchise Facility (discussed in Note N to the Condensed Consolidated Financial Statements), whereby we pledged certain subsidiary equity interests as security for the repayment of our obligations under these agreements.

During the remainder of fiscal 2011, we expect to fund operations, capital expansion, and any other investments, from operating cash flows, our Credit Facility, and operating leases.

Significant Contractual Obligations and Commercial Commitments

Long-term financial obligations were as follows as of August 31, 2010 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Notes payable and other long-term debt, including
current maturities (a)	$49,299	$7,623	$15,244	$9,513	$16,919
Revolving credit facility (a)	199,000	–	199,000	–	–
Unsecured senior notes
(Series B) (a)	46,442	10,586	35,856	–	–
Interest (b)	26,554	7,264	10,420	3,634	5,236
Operating leases (c)	348,804	40,412	73,492	60,198	174,702
Purchase obligations (d)	101,491	45,594	26,184	21,337	8,376
Pension obligations (e)	36,726	10,696	6,101	5,280	14,649
Total (f)	$808,316	$122,175	$366,297	$99,962	$219,882

(a)	See Note H to the Condensed Consolidated Financial Statements for more information.
(b)
Amounts represent contractual interest payments on our fixed-rate debt instruments.  Interest payments on our variable-rate revolving credit facility and variable-rate notes payable with balances of $199.0 million and $5.4 million, respectively, as of August 31, 2010 have been excluded from the amounts shown above, primarily because the balance outstanding under the Credit Facility, described further in Note H of the Condensed Consolidated Financial Statements,  fluctuates daily.  Additionally, the amounts shown above include interest payments on the Series B Notes at the current interest rates of 7.17%, respectively.  These rates could be different in the future based upon certain leverage ratios.

(c)
This amount includes operating leases totaling $10.4 million for which sublease income of $10.4 million from franchisees or others is expected.  Certain of these leases obligate us to pay maintenance costs, utilities, real estate taxes, and insurance, which are excluded from the amounts shown above.  See Note G to the Condensed Consolidated Financial Statements for more information.

(d)	The amounts for purchase obligations include commitments for food items and supplies, telephone, utility, and other miscellaneous commitments.
(e)	See Note J to the Condensed Consolidated Financial Statements for more information.
(f)	This amount excludes $3.5 million of unrecognized tax benefits due to the uncertainty regarding the timing of future cash outflows associated with such obligations.

Commercial Commitments (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	Years	years	Years
Letters of credit (a)	$ 19,532	$ 19,532	$ –	$ –	$ –
Franchisee loan guarantees (a)	37,660	37,303	357	–	–
Divestiture guarantees	6,243	482	987	992	3,782
Total	$ 63,435	$ 57,317	$ 1,344	$ 992	$ 3,782

(a)
Includes a $3.7 million letter of credit which secures franchisees’ borrowings for construction of restaurants being financed under a franchise loan facility.  The franchise loan guarantee of $37.7 million also shown in the table excludes the guarantee of $3.7 million for construction on the restaurants being financed under the facility.

See Note N to the Condensed Consolidated Financial Statements for more information.

Off-Balance Sheet Arrangements

See Note N to the Condensed Consolidated Financial Statements for information regarding our franchise partnership and divestiture guarantees.

Accounting Pronouncements Adopted in Fiscal 2011

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance related to the consolidation of variable interest entities.  The updated guidance eliminates the prior exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  This guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the provisions of the pre-Codification guidance.  The guidance is effective for fiscal years beginning after November 15, 2009 (fiscal 2011 for RTI).  The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements.

Accounting Pronouncements Not Yet Adopted

In January 2010, the FASB issued fair value guidance requiring new disclosures and clarification of existing disclosures for assets and liabilities that are measured at fair value on either a recurring or non-recurring basis.  The guidance requires disclosure of transfer activity into and out of Level 1 and Level 2 fair value measurements and also requires more detailed disclosure about the activity within Level 3 fair value measurements.  The majority of the requirements in this guidance were effective for interim and annual periods beginning after December 15, 2009 (our fiscal 2010 fourth quarter) and were adopted in our fiscal 2010 fourth quarter.  Requirements related to Level 3 disclosures are effective for annual and interim periods beginning after December 15, 2010 (our fiscal 2011 fourth quarter).  We are currently evaluating the impact of this guidance on our Condensed Consolidated Financial Statement disclosures.

Known Events, Uncertainties and Trends:

Financial Strategy and Stock Repurchase Plan

Our financial strategy is to utilize a prudent amount of debt, including operating leases, letters of credit, and any guarantees, to minimize the weighted average cost of capital while allowing financial flexibility.  This strategy has periodically allowed us to repurchase RTI common stock.  Although 7.9 million shares are available for purchase under existing programs, during the 13 weeks ended August 31, 2010, we repurchased no shares of RTI common stock.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Dividends

During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to our shareholders.  The payment of a dividend in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that dividends will be paid in the future.

Franchising and Development Agreements

Our agreements with franchise partnerships allow us to purchase an additional 49% equity interest for a specified price.  We have chosen to exercise that option in situations in which we expect to earn a return similar to or better than that which we expect when we invest in new restaurants.  During the 13 weeks ended August 31, 2010, we did not exercise our right to acquire an additional 49% equity interest in any of our franchise partnerships.  We currently have a 1% ownership in six of our 11 franchise partnerships, which collectively operated 37 Ruby Tuesday restaurants at August 31, 2010.

Our franchise agreements with the franchise partnerships allow us to purchase all remaining equity interests beyond the 1% or 50% we already own, for an amount to be calculated based upon a predetermined valuation formula.  As further discussed in Note D to the Condensed Consolidated Financial Statements, during the 13 weeks ended August 31, 2010, we exercised our right to acquire the remaining equity interest of our Long Island and New England franchise partnerships.  We currently have a 50% ownership in five of our 11 franchise partnerships which collectively operated 60 Ruby Tuesday restaurants at August 31, 2010.

To the extent allowable under our debt facilities, we may choose to sell existing restaurants or exercise our rights to acquire an additional equity interest in franchise partnerships during the remainder of fiscal 2011 and beyond.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices.  The interest rate charged on our Credit Facility can vary based on the interest rate option we choose to utilize.  Our options for the rate are the Base Rate or LIBO Rate plus an applicable margin.  The Base Rate is defined to be the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.5%.  The applicable margin is zero to 2.5% for the Base Rate loans and a percentage ranging from 1.0% to 3.5% for the LIBO Rate-based option.  As of August 31, 2010, the total amount of outstanding debt subject to interest rate fluctuations was $204.4 million.  A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of $2.0 million per year, assuming a consistent capital structure.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of August 31, 2010.

Changes in Internal Controls

During the fiscal quarter ended August 31, 2010, there were no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business, including claims relating to injury or wrongful death under “dram shop” laws, workers’ compensation and employment matters, claims relating to lease and contractual obligations, and claims from guests alleging illness or injury.  We provide reserves for such claims when payment is probable and estimable in accordance with U.S. generally accepted accounting principles.  At this time, in the opinion of management, the ultimate resolution of pending legal proceedings will not have a material adverse effect on our consolidated operations, financial position, or cash flows.  See Note N to the Condensed Consolidated Financial Statements for further information about our legal proceedings as of August 31, 2010.

ITEM 1A.

RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended June 1, 2010 in Part I, Item 1A. Risk Factors.  There have been no material changes from the risk factors previously disclosed in our Form 10-K.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From time to time our Board of Directors has authorized the repurchase of shares of our common stock as a means to return excess capital to our shareholders.  The timing, price, quantity and manner of the purchases have been made at the discretion of management, depending upon market conditions and the restrictions contained in our loan agreements.  Although 7.9 million shares remained available for purchase under existing programs, we did not repurchase any shares of RTI common stock during the first quarter of fiscal 2011.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

ITEM 6.

EXHIBITS

The following exhibits are filed as part of this report:

 Exhibit No.

10.1	Ruby Tuesday, Inc. Executive Compensation Clawback Policy.

10.2	Ruby Tuesday, Inc. 2010 Executive Incentive Compensation Plan.

31.1	Certification of Samuel E. Beall, III, Chairman of the Board, President, and Chief Executive Officer.

31.2	Certification of Marguerite N. Duffy, Senior Vice President, Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.
(Registrant)

Date: October 8, 2010	BY: /s/ MARGUERITE N. DUFFY Marguerite N. Duffy Senior Vice President and Chief Financial Officer and Principal Accounting Officer