Form 10-Q
period 2010-11-30
RUBY TUESDAY INC
filed 2011-01-07
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  November 30, 2010

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

64,953,832
(Number of shares of common stock, $0.01 par value, outstanding as of January 3, 2011)

RUBY TUESDAY, INC.

Special Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains various forward-looking statements, which represent our expectations or beliefs concerning future events, including one or more of the following:  future financial performance and restaurant growth (both Company-owned and franchised), future capital expenditures, future borrowings and repayments of debt, availability of debt financing on terms attractive to the Company, payment of dividends, stock repurchases, and restaurant and franchise acquisitions and refranchises.  We caution the reader that a number of important factors and uncertainties could, individually or in the aggregate, cause our actual results to differ materially from those included in the forward-looking statements (such statements include, but are not limited to, statements relating to cost savings that we estimate may result from any programs we implement, our estimates of future capital spending and free cash flow, our targets for annual growth in same-restaurant sales and average annual sales per restaurant), including, without limitation, the following:

•	general economic conditions;

•	changes in promotional, couponing and advertising strategies;

•	changes in our guests’ disposable income;

•	consumer spending trends and habits;

•	increased competition in the restaurant market;

•	laws and regulations affecting labor and employee benefit costs, including further potential increases in state and federally mandated minimum wages;

•	guests’ acceptance of changes in menu items;

•	guests’ acceptance of our development prototypes, remodeled restaurants, and conversion strategy;

•	mall-traffic trends;

•	changes in the availability and cost of capital;

•	weather conditions in the regions in which Company-owned and franchised restaurants are operated;

•	costs and availability of food and beverage inventory;

•	our ability to attract and retain qualified managers, franchisees and team members;

•	impact of adoption of new accounting standards;

•	impact of food-borne illnesses resulting from an outbreak at either Ruby Tuesday or other restaurant concepts;

•	effects of actual or threatened future terrorist attacks in the United States; and

•	significant fluctuations in energy prices.

PART I — FINANCIAL INFORMATION
ITEM 1.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	NOVEMBER 30,	JUNE 1,
	2010	2010

Assets	(NOTE A)
Current assets:
Cash and short-term investments	$8,198	$9,569
Accounts and notes receivable, net	8,636	9,746
Inventories:
Merchandise	34,528	21,145
China, silver and supplies	8,177	7,668
Income tax receivable	2,707
Deferred income taxes	10,952	13,794
Prepaid rent and other expenses	11,458	11,154
Assets held for sale	4,381	3,234
Total current assets	89,037	76,310

Property and equipment, net	947,456	943,486
Goodwill	1,495
Notes receivable, net	278	269
Other assets	47,152	43,964
Total assets	$1,085,418	$1,064,029
Liabilities & shareholders’ equity
Current liabilities:
Accounts payable	$20,321	$22,951
Accrued liabilities:
Taxes, other than income taxes	17,934	19,905
Payroll and related costs	19,027	22,425
Insurance	8,045	8,219
Deferred revenue – gift cards	8,670	8,473
Rent and other	19,573	18,983
Current portion of long-term debt, including capital leases	7,639	12,776
Income tax payable		1,049
Total current liabilities	101,209	114,781

Long-term debt and capital leases, less current maturities	283,255	276,490
Deferred income taxes	40,591	40,010
Deferred escalating minimum rent	43,110	42,305
Other deferred liabilities	54,590	52,343
Total liabilities	522,755	525,929

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; (authorized: 100,000 shares;
issued: 64,954 shares at 11/30/10; 64,492 shares at 6/01/10)	650	645
Capital in excess of par value	105,338	98,337
Retained earnings	469,257	452,295
Deferred compensation liability payable in
Company stock	2,002	2,036
Company stock held by Deferred Compensation Plan	(2,002)	(2,036)
Accumulated other comprehensive loss	(12,582)	(13,177)
	562,663	538,100

Total liabilities & shareholders’ equity	$1,085,418	$1,064,029

                   The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	NOVEMBER 30,	DECEMBER 1,	NOVEMBER 30,	DECEMBER 1,
	2010	2009	2010	2009
	(NOTE A)		(NOTE A)
Revenue:

Restaurant sales and operating revenue	$288,955	$271,882	$589,587	$571,183
Franchise revenue	1,496	1,582	3,550	2,893
	290,451	273,464	593,137	574,076
Operating costs and expenses:
Cost of merchandise	84,537	78,555	169,630	168,882
Payroll and related costs	99,756	95,784	199,965	196,243
Other restaurant operating costs	61,157	60,323	120,800	121,200
Depreciation and amortization	15,619	16,285	30,741	32,566
Selling, general and administrative,
net of support service fee income
for the thirteen and twenty-six week
periods totaling $362 and $1,821
in fiscal 2011 and $836 and $2,064
in fiscal 2010, respectively	21,237	16,388	43,780	35,408
Closures and impairments	348	(52)	2,087	538
Equity in (earnings)/losses of
unconsolidated franchises	(27)	760	(230)	988
Interest expense, net	2,556	4,601	5,019	9,989
	285,183	272,644	571,792	565,814
Income before income taxes	5,268	820	21,345	8,262
Provision for income taxes	703	389	4,383	1,687

Net income	$4,565	$431	$16,962	$6,575

Earnings per share:

Basic	$0.07	$0.01	$0.27	$0.11

Diluted	$0.07	$0.01	$0.26	$0.11

Weighted average shares:

Basic	64,011	63,319	63,846	59,723

Diluted	64,898	63,482	64,655	59,889

Cash dividends declared per share	$-	$-	$-	$-

                 The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

(UNAUDITED)

	TWENTY-SIX WEEKS ENDED
	NOVEMBER 30, 2010	DECEMBER 1, 2009

	(NOTE A)
Operating activities:
Net income	$16,962	$6,575
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	30,741	32,566
Amortization of intangibles	393	331
Provision for bad debts	(318)	1,070
Deferred income taxes	1,023	11,102
Loss on impairments, including disposition of assets	1,529	233
Equity in (earnings)/losses of unconsolidated franchises	(230)	988
Share-based compensation expense	5,615	5,631
Excess tax benefits from share-based compensation	(186)
Gain on franchise partnership acquisitions, net of settlement losses	(1,660)
Other	(2)	1,158
Changes in operating assets and liabilities:
Receivables	647	(5,481)
Inventories	(13,218)	(3,650)
Income taxes	(3,756)	5,787
Prepaid and other assets	(121)	(1,155)
Accounts payable, accrued and other liabilities	(4,626)	3,078
Net cash provided by operating activities	32,793	58,233

Investing activities:
Purchases of property and equipment	(13,266)	(9,891)
Acquisition of franchise and other entities	(1,832)
Proceeds from disposal of assets	959	3,510
Reductions in Deferred Compensation Plan assets	62	205
Other, net	(49)	(951)
Net cash used by investing activities	(14,126)	(7,127)

Financing activities:
Net payments on revolving credit facility	(14,600)	(117,800)
Principal payments on other long-term debt	(6,420)	(10,148)
Proceeds from issuance of stock, net of fees		73,125
Proceeds from exercise of stock options	796
Excess tax benefits from share-based compensation	186
Net cash used by financing activities	(20,038)	(54,823)

Decrease in cash and short-term investments	(1,371)	(3,717)
Cash and short-term investments:
Beginning of year	9,569	9,760
End of year	$8,198	$6,043

Supplemental disclosure of cash flow information:
Cash paid/(received) for:
Interest, net of amount capitalized	$5,132	$10,949
Income taxes, net	$6,061	$(15,194)
Significant non-cash investing and financing activities:
Retirement of fully depreciated assets	$5,120	$3,262
Reclassification of properties to/(from) assets held for sale or
receivables	$2,464	$(4,525)
Assumption of debt and capital leases related to franchise
partnership acquisitions	$22,670
Liability for claim settlements and insurance receivables	$(2,171)	$287

                 The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” “we” or the “Company”), owns and operates Ruby Tuesday®, Wok Hay, and Jim ‘N Nick’s casual dining restaurants.  We also franchise the Ruby Tuesday concept in select domestic and international markets.  The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Operating results for the 13- and 26-week periods ended November 30, 2010 are not necessarily indicative of results that may be expected for the year ending May 31, 2011.

The condensed consolidated balance sheet at June 1, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in RTI’s Annual Report on Form 10-K for the fiscal year ended June 1, 2010.

NOTE B – EARNINGS PER SHARE AND COMMON STOCK

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented.  Diluted earnings per share gives effect to stock options and restricted stock outstanding during the applicable periods.  The following table is the calculation of weighted-average common and dilutive potential common shares outstanding as presented in the accompanying Condensed Consolidated Statements of Income (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	November 30, 2010	December 1, 2009	November 30, 2010	December 1, 2009
Net income	$4,565	$431	$16,962	$6,575

Weighted-average common
shares outstanding	64,011	63,319	63,846	59,723
Dilutive effect of stock
options and restricted stock	887	163	809	166
Weighted average common
and dilutive potential
common shares outstanding	64,898	63,482	64,655	59,889
Basic earnings per share	$0.07	$0.01	$0.27	$0.11
Diluted earnings per share	$0.07	$0.01	$0.26	$0.11

Stock options with an exercise price greater than the average market price of our common stock and certain options with unrecognized compensation expense do not impact the computation of diluted earnings per share because the effect would be anti-dilutive.  The following table summarizes stock options and restricted shares that did not impact the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	November 30, 2010	December 1, 2009	November 30, 2010	December 1, 2009
Stock options	3,284	5,069	3,052	5,088
Restricted shares	443	1,000	465	939
Total	3,727	6,069	3,517	6,027

On July 28, 2009, we sold 11.5 million shares of Ruby Tuesday, Inc. common stock in an underwritten public offering at $6.75 per share, less underwriting discounts.  The amount sold included 1.5 million shares sold in connection with the exercise of an over-allotment option granted to the underwriters.  We received approximately $73.1 million in net proceeds from the sale of the shares, after deducting underwriting discounts and offering expenses.  The net proceeds were used to repay indebtedness under our then outstanding five-year revolving credit agreement (the “Prior Credit Facility”).

NOTE C – FRANCHISE PROGRAMS

As of November 30, 2010, we held a 50% equity interest in each of five franchise partnerships which collectively operate 60 Ruby Tuesday restaurants.  We apply the equity method of accounting to all 50%-owned franchise partnerships.  Also, as of November 30, 2010, we held a 1% equity interest in each of six franchise partnerships, which collectively operate 37 restaurants, and no equity interest in various traditional domestic and international franchises, which collectively operate 101 Ruby Tuesday restaurants.

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

NOTE D – BUSINESS AND LICENSE ACQUISITIONS

On October 13, 2010, we acquired three Ruby Tuesday restaurants from a traditional domestic franchise for $1.6 million in cash.  As part of our strategy to further strengthen and grow our business, we acquired these restaurants due to their geographic proximity to our core markets.

On August 4, 2010, for the same reason as noted above, RTI acquired the remaining 99% and 50% of the membership interests of RT Long Island Franchise, LLC (“RT Long Island”) and RT New England Franchise, LLC (“RT New England”), respectively, thereby increasing its ownership to 100% of these companies.  RT Long Island and RT New England, previously franchise partnerships with 10 Ruby Tuesday restaurants each, were acquired for $0.2 million plus assumed debt.  As further consideration for the RT Long Island transaction, RTI surrendered collection of its note receivable and line of credit due from the franchise.  The note and line of credit, net of allowances for doubtful accounts and unearned revenue, totaled $0.4 million at the time of the transaction. RT Long Island and RT New England had total debt of $24.3 million at the time of acquisition, $1.9 million of which was payable to RTI.

Our Condensed Consolidated Financial Statements reflect the results of operations of these acquired restaurants subsequent to the date of acquisition.

The purchase prices of acquisitions during the 26 weeks ended November 30, 2010 have preliminarily been allocated based on initial fair value estimates as follows (in thousands):

Property and equipment	$25,080
Reacquired franchise rights	1,835
Goodwill	1,495
Other intangible assets, net of liabilities of $481	1,171
Long-term debt and capital leases	(22,670)
Deferred income taxes	(1,866)
Other net liabilities	(1,121)
Notes receivable, net of unearned income	(432)
Net impact on Condensed Consolidated Balance Sheet	3,492

Loss on settlement of preexisting contracts	982
Gain on acquisitions	(2,642)
Net impact on Condensed Consolidated Statement of Income	(1,660)
Aggregate purchase prices	$1,832

The RT Long Island and RT New England acquisitions were considered bargain purchases as the purchase prices were less than the values assigned to the assets and liabilities acquired.  For the 26 weeks ended November 30, 2010, the gain of $2.6 million on these acquisitions, as well as the $0.9 million loss on settlement of preexisting contracts, is included in Other restaurant operating costs in our Condensed Consolidated Statements of Income.

Other intangible assets consist of assets and liabilities resulting from the terms of acquired operating lease contracts being favorable or unfavorable relative to market terms of comparable leases on the acquisition date.  These assets and liabilities totaled $1.7 million and $0.5 million, respectively, at the time of acquisition and will be amortized over the remaining lives of the leases, which are seven to 31 years.  Amortization expense for the above assets and liabilities was negligible for both the 13 and 26 weeks ended November 30, 2010.

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

Under the terms of the agreement, we will pay a licensing fee to Gourmet Market, Inc. of 2.0% of gross sales of any Truffles we open.  Additionally, we will pay Gourmet Market, Inc. a monthly fee for up to two years for consulting services to be provided by Price Beall to assist us in developing and opening Truffles restaurants under the terms of the licensing agreement.  During the first 12 months of the agreement we will pay $20,833 per month for such services.  During the second 12 months of the agreement we will pay either $20,833 per month if we have a communicated plan to develop three or more Truffles restaurants or $10,417 per month if we have a communicated plan to develop two or fewer Truffles restaurants.  Gourmet Market, Inc. has the option to terminate future development rights if we do not operate 18 or more Truffles restaurants within five years or 40 or more Truffles within 10 years of the effective date of the agreement.  Management has yet to determine if it will open 18 or more Truffles restaurants within five years or 40 or more Truffles within 10 years.  During the 13 and 26 weeks ended November 30, 2010, we paid Gourmet Market, Inc. $62,500 and $83,333, respectively, under the terms of the agreement.  We opened our first Truffles in Atlanta, Georgia subsequent to November 30, 2010.

NOTE E – ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable – current consist of the following (in thousands):

	November 30, 2010	June 1, 2010

Rebates receivable	$882	$643
Amounts due from franchisees	5,007	5,439
Other receivables	3,292	3,508
Current portion of notes receivable	1,794	4,603
	10,975	14,193
Less allowances for doubtful notes and equity
method losses	2,339	4,447
	$8,636	$9,746

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

We defer recognition of franchise fee revenue for any franchise partnership with negative cash flows at times when the negative cash flows are deemed to be anything other than temporary and the franchise has either borrowed directly from us or through a facility for which we provide a guarantee.  We also do not recognize franchise fee revenue from franchises with fees in excess of 60 days past due.  Accordingly, we have deferred recognition of a portion of franchise revenue from certain franchisees.  Unearned income for franchise fees was $2.1 million and $2.4 million as of November 30, 2010 and June 1, 2010, respectively, which are included in Other deferred liabilities and/or Accrued liabilities – rent and other in the Condensed Consolidated Balance Sheets.

As of November 30, 2010 and June 1, 2010, other receivables consisted primarily of amounts due for third-party gift card sales ($1.3 million and $1.4 million, respectively) and amounts due from our distributor for purchases of lobster ($1.0 million and $0.8 million, respectively).  See Note F to the Condensed Consolidated Financial Statements for further discussion of our lobster inventory.

Notes receivable consist of the following (in thousands):

	November 30, 2010	June 1, 2010

Notes receivable from domestic franchisees	$3,884	$7,026
Less current maturities (included in accounts and
notes receivable)	1,794	4,603
	2,090	2,423
Less allowances for doubtful notes and equity
method losses, noncurrent	1,812	2,154
Total notes receivable, net - noncurrent	$278	$269

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

Nine current franchisees received acquisition financing from RTI as part of refranchising transactions in prior years.  The amounts financed by RTI approximated 35% of the original purchase prices.  Three of these nine franchisees have a balance remaining on their acquisition notes as of November 30, 2010.

Notes receivable from domestic franchisees as of November 30, 2010 also include amounts advanced to two of our franchise partnerships under short-term line of credit arrangements in order to assist the franchises with operating cash flow needs during the current economic downturn.  These arrangements are not required by our franchise operating agreements and may be discontinued in the future.

While certain of our domestic franchisees are in arrears concerning their franchise fees as previously discussed, as of November 30, 2010, all the domestic franchisees were making interest and/or principal payments on a monthly basis in accordance with the current terms of their notes.  All of the refranchising notes accrue interest at 10.0% per annum.

The allowance for doubtful notes represents our best estimate of losses inherent in the notes receivable at the balance sheet date.  During the 13 and 26 weeks ended November 30, 2010, we decreased our bad debt expense $0.2 million and $0.3 million, respectively, based on our estimate of the extent of those losses.  During the 13 and 26 weeks ended December 1, 2009, we recorded bad debt expense of $0.8 million and $1.1 million, respectively.

Also included in the allowance for doubtful notes at November 30, 2010 and June 1, 2010 are $1.0 million and $1.5 million, respectively, which represents our portion of the equity method losses of certain of our 50%-owned franchise partnerships which was in excess of our recorded investment in those partnerships.

NOTE F – INVENTORIES

Our merchandise inventory was $34.5 million and $21.1 million as of November 30, 2010 and June 1, 2010, respectively.  The increase from the end of the prior fiscal year is due primarily to advance purchases of lobster, as described below.

Beginning in fiscal 2010, we have purchased lobster in advance of our needs and stored it in third-party facilities prior to our distributor taking possession of the inventory.  Once the lobster is moved to our distributor’s facilities, we transfer ownership to the distributor.  We later reacquire the inventory from our distributor upon its subsequent delivery to our restaurants.

NOTE G – PROPERTY, EQUIPMENT, ASSETS HELD FOR SALE, AND OPERATING LEASES

Property and equipment, net, is comprised of the following (in thousands):

	November 30, 2010	June 1, 2010
Land	$222,292	$218,806
Buildings	465,966	461,159
Improvements	415,890	399,874
Restaurant equipment	272,648	268,071
Other equipment	90,584	90,411
Construction in progress and other*	27,196	27,898
	1,494,576	1,466,219
Less accumulated depreciation and amortization	547,120	522,733
	$947,456	$943,486

* Included in Construction in progress and other as of November 30, 2010 and June 1, 2010 are $23.5 million and $24.8 million, respectively, of assets held for sale that are not classified as such in the  Condensed Consolidated Balance Sheets as we do not expect to sell these assets within the next 12 months.  These assets primarily consist of parcels of land upon which we have no intention to build restaurants.

Amounts included in assets held for sale at November 30, 2010 and June 1, 2010 totaled $4.4 million and $3.2 million, respectively, primarily consisting of parcels of land upon which we have no intention to build restaurants, land and buildings of closed restaurants, and various liquor licenses.  During the 26 weeks ended November 30, 2010, we sold surplus properties with carrying values of $0.9 million, respectively, at net gains of $0.1 million.  Cash proceeds, net of broker fees, from these sales totaled $1.0 million.  None of these surplus properties were sold during the 13 weeks ended November 30, 2010.    During the 13 and 26 weeks ended December 1, 2009, we sold surplus properties with carrying values of $0.7 million and $2.7 million, respectively, at net gains that were negligible and $0.8 million, respectively.  Cash proceeds, net of broker fees, from these sales during the 13 and 26 weeks ended December 1, 2009 totaled $0.8 million and $3.4 million, respectively.

Approximately 52% of our 676 Ruby Tuesday restaurants are located on leased properties.  Of these, approximately 64% are land leases only; the other 36% are for both land and building.  The initial terms of these leases expire at various dates over the next 25 years.  These leases may also contain required increases in minimum rent at varying times during the lease term and have options to extend the terms of the leases at a rate that is included in the original lease agreement.  Most of our leases require the payment of additional (contingent) rent that is based upon a percentage of restaurant sales above agreed upon sales levels for the year.  These sales levels vary for each restaurant and are established in the lease agreements.  We recognize contingent rental expense (in annual as well as interim periods) prior to the achievement of the specified target that triggers the contingent rental expense, provided that achievement of that target is considered probable.

NOTE H – LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

	November 30, 2010	June 1, 2010

Revolving credit facility	$198,800	$203,800
Series B senior notes,
due April 2013	44,442	48,442
Mortgage loan obligations	47,442	36,834
Capital lease obligations	210	190
	290,894	289,266
Less current maturities	7,639	12,776
	$283,255	$276,490

On December 1, 2010, we entered into a five-year revolving credit agreement (the “Credit Facility”), under which we may borrow up to $320.0 million with the option to increase our capacity by $50.0 million to $370.0 million.  The Credit Facility replaced both the existing credit agreement discussed below and the Franchise Facility discussed in Note N to the Condensed Consolidated Financial Statements.  See Note Q to the Condensed Consolidated Financial Statements for more information.

On November 19, 2004, we entered into the Prior Credit Facility to provide capital for general corporate purposes.  On February 28, 2007, we amended and restated our Prior Credit Facility such that the aggregate amount we may borrow increased to $500.0 million.  This amount included a $50.0 million subcommitment for the issuance of standby letters of credit and a $50.0 million subcommitment for swingline loans.

We entered into an additional amendment of the amended and restated Prior Credit Facility on May 21, 2008.  The May 21, 2008 amendment to the Prior Credit Facility, as well as a similarly-dated amendment and restatement of the notes issued in the Private Placement as discussed below, eased financial covenants regarding minimum fixed charge coverage ratio and maximum funded debt ratio.  We are currently in compliance with our debt covenants.

Following the May 21, 2008 amendment to the Prior Credit Facility, through a series of scheduled quarterly and other required reductions, our original $500.0 million capacity has been reduced, as of November 30, 2010, to $388.1 million.

Under the Prior Credit Facility, interest rates charged on borrowings varied depending on the interest rate option we chose to utilize.  Our options for the rate were the Base Rate or an adjusted LIBO Rate plus an applicable margin.  The Base Rate was defined to be the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.5%.  The applicable margin was zero to 2.5% for the Base Rate loans and a percentage ranging from 1.0% to 3.5% for the LIBO Rate-based option.  We paid commitment fees quarterly ranging from 0.2% to 0.5% on the unused portion of the Credit Facility.

Under the terms of the Prior Credit Facility, we had borrowings of $198.8 million with an associated floating rate of interest of 3.50% at November 30, 2010.  As of June 1, 2010, we had $203.8 million outstanding with an associated floating rate of interest of 1.63%.  After consideration of letters of credit outstanding, we had $169.3 million available under the Prior Credit Facility as of November 30, 2010.

On April 3, 2003, we issued notes totaling $150.0 million through a private placement of debt (the “Private Placement”).  On May 21, 2008, given similar circumstances as those with the Prior Credit Facility discussed above, we amended and restated the notes issued in the Private Placement.  The May 21, 2008 amendment requires us to offer quarterly and other prepayments, which predominantly consist of semi-annual prepayments to be determined based upon excess cash flows as defined in the Private Placement.

At November 30, 2010 and June 1, 2010, the Private Placement consisted of $44.4 million and $48.4 million, respectively, in notes with an interest rate of 7.17% (the “Series B Notes”).  The Series B Notes mature on April 1, 2013.  During the 26 weeks ended November 30, 2010, we offered, and our noteholders accepted, principal payments of $4.0 million on the Series B Notes.  As discussed in Note Q to the Condensed Consolidated Financial Statements, under the terms of the December 1, 2010 amendment to the Private Placement we are no longer required to offer principal prepayments to our noteholders.  Accordingly, we have not classified any of the $44.4 million principal balance as current as of November 30, 2010.

NOTE I – CLOSURES AND IMPAIRMENTS EXPENSE

Closures and impairment expenses include the following for the 13 and 26 weeks ended November 30, 2010 and December 1, 2009 (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	November 30, 2010	December 1, 2009	November 30, 2010	December 1, 2009
Impairments for:
Open restaurants	$12	$–	$349	$465
Surplus properties	–	156	989	310
	12	156	1,338	775
Closed restaurant lease reserves	327	(255)	663	397
Other closing costs	9	85	83	184
Gain on sale of surplus properties	–	(38)	3	(818)
	$348	$(52)	$2,087	$538

A rollforward of our future lease obligations associated with closed properties is as follows (in thousands):

Lease Obligations
Balance at June 1, 2010	$4,969
Closing expense including rent and other lease charges	663
Payments	(1,162)
Balance at November 30, 2010	$4,470

For the remainder of fiscal 2011 and beyond, our focus will be on obtaining settlements on as many of these leases as possible and these settlements could be higher or lower than the amounts recorded.  The actual amount of any cash payments made by the Company for lease contract termination costs will be dependent upon ongoing negotiations with the landlords of the leased restaurant properties.

At November 30, 2010, we had 24 restaurants that had been open more than one year with rolling 12-month negative cash flows of which 16 have been impaired to salvage value.  Of the eight which remained, we reviewed the plans to improve cash flows at each of the restaurants and determined that no impairment was necessary.  The remaining net book value of these eight restaurants was $8.2 million at November 30, 2010.

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

Minimum funding for the Retirement Plan is determined in accordance with the guidelines set forth in employee benefit and tax laws.  From time to time we may contribute additional amounts as we deem appropriate.  We estimate that we will be required to make contributions totaling $0.1 million to the Retirement Plan during the remainder of fiscal 2011.

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

Because our Chief Executive Officer (“CEO”) is currently retirement-eligible and would be entitled to receive his entire pension payment in a lump sum six months following his retirement, we have classified an amount representing that pension payment ($8.1 million) into Accrued liabilities – payroll and related costs in our November 30, 2010 and June 1, 2010 Condensed Consolidated Balance Sheets.

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

The following tables detail the components of net periodic benefit costs and the amounts recognized in our Condensed Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the “Pension Plans”) and the Postretirement Medical and Life Benefits plans (in thousands):

	Pension Benefits
	Thirteen weeks ended		Twenty-six weeks ended
	November 30,	December 1,	November 30,	December 1,
	2010	2009	2010	2009
Service cost	$129	$113	$258	$226
Interest cost	573	623	1,146	1,246
Expected return on plan assets	(98)	(106)	(196)	(212)
Amortization of prior service cost	82	82	164	164
Recognized actuarial loss	398	346	796	692
Net periodic benefit cost	$1,084	$1,058	$2,168	$2,116

	Postretirement Medical and Life Benefits
	Thirteen weeks ended		Twenty-six weeks ended
	November 30,	December 1,	November 30,	December 1,
	2010	2009	2010	2009
Service cost	$2	$3	$4	$6
Interest cost	19	21	38	42
Amortization of prior service cost	(15)	(16)	(30)	(32)
Recognized actuarial loss	28	25	56	50
Net periodic benefit cost	$34	$33	$68	$66

We also sponsor two defined contribution retirement savings plans. Information regarding these plans is included in our Annual Report on Form 10-K for the fiscal year ended June 1, 2010.

NOTE K – INCOME TAXES

We had a liability for unrecognized tax benefits of $3.6 million and $3.4 million as of November 30, 2010 and June 1, 2010, respectively.  As of November 30, 2010 and June 1, 2010, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate was $2.3 million and $2.2 million, respectively.  We do not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

Interest and penalties related to unrecognized tax benefits are recognized as components of income tax expense.  As of November 30, 2010 and June 1, 2010, we had accrued $1.3 million and $1.1 million, respectively, for the payment of interest and penalties.  During the first 26 weeks of fiscal 2011, accrued interest and penalties increased by $0.2 million, of which $0.2 million affected the effective tax rate for the same time period.

The effective tax rate for the 13- and 26- week periods ended November 30, 2010 was 13.3% and 20.5%, respectively, as compared to 47.4% and 20.4%, respectively, for the same periods of the prior year.  The change in the effective tax rate for the 13-week period ended November 30, 2010 is attributable to an increase in the amount of FICA Tip Credit and Work Opportunity Tax Credit in the second quarter of fiscal 2011 as compared to the prior year coupled with smaller increases in our income tax reserve in the current year.

At November 30, 2010, we are no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2007, and with few exceptions, state and local examinations by tax authorities prior to fiscal year 2007.

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

	Thirteen weeks ended		Twenty-six weeks ended
	November 30,	December 1,	November 30,	December 1,
	2010	2009	2010	2009
Net income	$4,565	$431	$16,962	$6,575
Pension liability reclassification, net of tax	298	264	595	528
Piccadilly settlement, net of tax	–	–	–	4
Comprehensive income	$4,863	$695	$17,557	$7,107

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

All options and restricted shares awarded under the Directors’ Plan have been at the fair market value at the time of grant.  A Committee, appointed by the Board, administers the Directors’ Plan.  At November 30, 2010, we had reserved 233,000 shares of common stock under this Plan, 138,000 of which were subject to options outstanding, for a net of 95,000 shares of common stock currently available for issuance under the Directors’ Plan.

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

At November 30, 2010, we had reserved a total of 5,480,000 and 1,349,000 shares of common stock for the 2003 SIP and 1996 SIP, respectively.  Of the reserved shares at November 30, 2010, 3,505,000 and 1,151,000 were subject to options outstanding for the 2003 SIP and 1996 SIP, respectively.  Stock option exercises are settled with the issuance of new shares.  Net shares of common stock available for issuance at November 30, 2010 under the 2003 SIP and 1996 SIP were 1,975,000 and 198,000, respectively.

Stock Options
The following table summarizes the activity in options for the 26 weeks ended November 30, 2010 under these stock option plans (in thousands, except per-share data):

		Weighted-
		Average
	Options	Exercise Price
Balance at June 1, 2010	4,046	$19.70
Granted	927	9.39
Exercised	(103)	7.71
Forfeited	(76)	21.95
Balance at November 30, 2010	4,794	$17.93

Exercisable at November 30, 2010	3,183	$22.87

Included in the outstanding balance shown above are approximately 2,326,000 of out-of-the money options.  Many of these options are expected to expire out-of-the money during the remainder of the current and next two fiscal years.

At November 30, 2010, there was approximately $2.3 million of unrecognized pre-tax compensation expense related to non-vested stock options.  This cost is expected to be recognized over a weighted-average period of 1.6 years.

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

Restricted Stock
The following table summarizes our restricted stock activity for the 26 weeks ended November 30, 2010 (in thousands, except per-share data):

		Weighted-Average
	Restricted	Grant-Date
Performance-based vesting:	Stock	Fair Value
Non-vested at June 1, 2010	721	$7.13
Granted	–	–
Vested	(421)	7.05
Forfeited	(1)	7.82
Non-vested at November 30, 2010	299	$7.24

		Weighted-Average
	Restricted	Grant-Date
Service-based vesting:	Stock	Fair Value
Non-vested at June 1, 2010	427	$7.42
Granted	235	10.21
Vested	(108)	9.44
Forfeited	–	–
Non-vested at November 30, 2010	554	$8.21

The fair values of the restricted share awards reflected above were based on the fair market value of our common stock at the time of grant.  At November 30, 2010, unrecognized compensation expense related to restricted stock grants expected to vest totaled approximately $3.6 million and will be recognized over a weighted average vesting period of approximately 2.0 years.

During the second quarter of fiscal 2011, RTI granted approximately 61,000 restricted shares to non-employee directors.  These shares vest in equal annual installments over a three year period following grant of the award.

During the first quarter of fiscal 2011, we granted approximately 174,000 service-based restricted shares of our common stock to certain employees under the terms of the 1996 SIP.  The service-based restricted shares cliff vest over a three-year period.  Also during the first quarter of fiscal 2011, we awarded approximately 124,000 shares of our common stock to our retirement-eligible CEO and recognized an expense of $1.2 million on the grant date.

NOTE N – COMMITMENTS AND CONTINGENCIES

Guarantees

At November 30, 2010, we had certain third-party guarantees, which primarily arose in connection with our franchising and divestiture activities.  The majority of these guarantees expire at various dates ending in fiscal 2013.  Generally, we are required to perform under these guarantees in the event that a third-party fails to make contractual payments or, in the case of franchise partnership debt guarantees, to achieve certain performance measures.

Franchise Partnership Guarantees
On December 1, 2010, we entered into the Credit Facility, which replaced both the Prior Credit Facility discussed in Note H to the Condensed Consolidated Financial Statements and the $48.0 million credit facility discussed below.  See Note Q to the Condensed Consolidated Financial Statements for more information.

As part of the franchise partnership program, we negotiated with various lenders a $48.0 million credit facility to assist the franchise partnerships with working capital needs and cash flows for operations (the “Franchise Facility”).  As sponsor of the Franchise Facility, we served as partial guarantor, and in certain circumstances full guarantor, of the draws made by the franchise partnerships on the Franchise Facility.  Although the Franchise Facility allowed for individual franchise partnership loan commitments to the end of the Franchise Facility term, all commitments as of November 30, 2010 were for 12 months.  On September 8, 2006, we entered into an amendment of the Franchise Facility which extended the term for an additional five years to October 5, 2011.

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

As of November 30, 2010, the amounts guaranteed under the Franchise Facility and the Cancelled Facilities were $39.8 million and $4.0 million, respectively.  The guarantees associated with one of the Cancelled Facilities are collateralized by a $3.6 million letter of credit.  As of June 1, 2010, the amounts guaranteed under the Franchise Facility and the Cancelled Facilities were $47.3 million and $4.4 million, respectively.  Unless extended, guarantees under these programs will expire at various dates from November 2011 through February 2013.  To our knowledge, despite certain of these franchises having reported coverage ratios below the required levels, all of the franchise partnerships are current in the payment of their obligations due under these credit facilities.  We have recorded liabilities representing the estimated fair value of these guarantees totaling $1.4 million and $0.8 million as of November 30, 2010 and June 1, 2010, respectively.  These amounts were determined based on amounts to be received from the franchise partnerships as consideration for the guarantees.  We believe these amounts approximate the fair value of the guarantees.

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

We estimated our divestiture guarantees related to MHC at November 30, 2010 to be $3.0 million for employee benefit plans.  In addition, we remain contingently liable for MHC’s portion (estimated to be $2.2 million) of the MFC employee benefit plan liability for which MHC is currently responsible under the divestiture guarantee agreements.  We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

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

On March 19, 2010, the trial court in Dan Maddy v. Ruby Tuesday, Inc., a civil action in the Circuit Court for Rutherford County, Tennessee Circuit Court, Case No. 53641, affirmed the jury's verdict in favor of the plaintiff awarding damages in the amount of $10,035,000 plus interest.  The plaintiff alleged a personal injury claim caused by an intoxicated person who was served alcoholic beverages at one of our restaurants.  On November 8, 2010, the Maddy case was resolved through mediation and the matter was dismissed by the Tennessee Court of Appeals on December 23, 2010.  Given that we maintain primary and secondary insurance coverage for claims such as the Maddy case, and we had previously paid the amount required by our self-insured retention limit, no payment was made by us at settlement.

Included in the Maddy settlement was a payment made by our secondary insurance carrier of $2,750,000.  Despite making this payment our secondary insurance carrier continues to maintain a reservation of rights, claiming it did not receive timely notice of this matter in accordance with the terms of the policy.  We believe our secondary insurance carrier received timely notice in accordance with the policy and, on May 21, 2010, had filed a suit for coverage in the United States District Court for the Eastern District of Tennessee.  We are aware that the secondary insurance carrier may amend its pleadings in the coverage suit to seek to recoup from us the $2,750,000 it paid at settlement.  As of January 7, 2011, our secondary insurance carrier has not amended to assert a claim against us to recover the settlement payment.  Should we have to pay anything to our secondary insurance carrier as a result of its claims, our service agreement with one former third-party claims administrator provides that it will indemnify us against any liabilities, loss or damage we may suffer as a result of any claim, cost, or judgment against us arising out of the third-party claims administrator's negligence or willful misconduct.  Based on the information currently available, and acknowledging the uncertainty of litigation but assuming insurance coverage, our November 30, 2010 Condensed Consolidated Balance Sheet reflects an insignificant accrual which represents estimates of the unpaid legal expenses.

We believe, and have obtained a similar opinion from outside counsel, that we have valid coverage under our insurance policies for any amounts in excess of our self-insured retention.  We further believe we have the right to the indemnification referred to above.  Despite the reservation of rights letter, and given that no claim has been asserted by our secondary insurance carrier, among other reasons, we believe this provides a basis for not recording a liability for any contingency associated with the Maddy settlement.  There can be no assurance, however, that we will prevail in our lawsuit against our insurance carrier regarding the issues raised in the reservation of rights letter should the secondary insurance carrier amend its pleadings to seek recoupment of the amount paid in settlement of the Maddy case.

NOTE O – FAIR VALUE MEASUREMENTS

The following table presents the fair values of our financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2010 (in thousands):

	Fair Value Measurements
	Carrying Value at November 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred compensation plan -
assets	$8,443	$8,443	$–	$–
Deferred compensation plan -
liabilities	(8,443)	(8,443)	–	–
Total	$–	$–	$–	$–

During the 13 and 26 weeks ended November 30, 2010 there were no transfers among levels within the fair value hierarchy.

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

The following table presents the fair values for those assets and liabilities measured on a non-recurring basis and remaining on our Condensed Consolidated Balance Sheet as of November 30, 2010 and the losses recognized from all such measurements during the 13 and 26 weeks ended November 30, 2010 (in thousands):

	Fair Value Measurements
	Carrying Value at November 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Losses/(Gains)
	2010	(Level 1)	(Level 2)	(Level 3)	13 weeks	26 weeks
Long-lived assets held for sale *	$27,914	$–	$27,914	$–	$–	$989
Long-lived assets held for use	830	–	830	–	12	349
Total	$28,744	$–	$28,744	$–	$12	$1,338

* Included in the carrying value of long-lived assets held for sale are $23.5 million of assets included in Construction in progress in the Condensed Consolidated Balance Sheet as we do not expect to sell these assets within the next 12 months.

Long-lived assets held for sale are valued using Level 2 inputs, primarily information obtained through broker listings and sales agreements.  Costs to market and/or sell the assets are factored into the estimates of fair value for those assets included in Assets held for sale on our Condensed Consolidated Balance

Sheet.  During the 26 weeks ended November 30, 2010, long-lived assets held for sale were written down to their fair value, resulting in a loss of $1.0 million, which is included in Closures and impairments in our Condensed Consolidated Statement of Income.  The fair value of these long-lived assets held for sale was $27.9 million as of November 30, 2010.

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

During the 26 weeks ended November 30, 2010, we recorded $0.3 million of impairments on our long-lived assets held for use, which is included with Closures and impairments expense in our Condensed Consolidated Statements of Income.  The Level 2 fair values of our long-lived assets held for use are based on broker estimates of the value of the land, building, leasehold improvements, and other residual assets.

Our financial instruments at November 30, 2010 and June 1, 2010 consisted of cash and short-term investments, accounts receivable and payable, notes receivable, long-term debt, franchise partnership guarantees, letters of credit, and, as previously discussed, deferred compensation plan investments.  The fair values of cash and short-term investments and accounts receivable and payable approximated carrying value because of the short-term nature of these instruments.  The carrying amounts and fair values of our other financial instruments not measured on a recurring basis using fair value, however subject to fair value disclosures are as follows (in thousands):

	November 30, 2010		June 1, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Deferred Compensation Plan
investment in RTI common stock	$2,002	$2,120	$2,036	$1,760
Notes receivable, gross*	3,884	3,918	7,026	7,016
Long-term debt and capital leases	290,894	291,328	289,266	291,512
Franchise partnership guarantees	1,422	1,436	791	817
Letters of credit	–	328	–	329

* The allowance for doubtful notes on our notes receivable was $3.1 million and $5.1 million as of November 30, 2010 and June 1, 2010, respectively.

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

NOTE Q – SUBSEQUENT EVENTS

On December 1, 2010 we entered into the Credit Facility, a five-year revolving credit agreement, under which we may borrow up to $320.0 million with the option to increase our capacity by $50.0 million to $370.0 million.  The Credit Facility replaced the Prior Credit Facility that was entered into on February 28, 2007.  Bank of America, N.A., will serve as Administrative Agent, Issuing Bank, Servicer and Swingline Lender under the Credit Facility.

The terms of the Credit Facility provide for a $40.0 million swingline subcommitment and a $50.0 million letter of credit subcommitment.  The Credit Facility also includes a $50.0 million franchise facility subcommitment, which covers our guarantees of debt of the franchise partners (“Franchise Facility Commitment”) and replaces the Franchise Facility, which was dated as of November 19, 2004.

The interest rate charged on borrowings pursuant to the Credit Facility can vary depending on the interest rate option we choose to utilize.  Our Base Rate for borrowings is defined to be the higher of Bank of America’s prime rate, the Federal Funds Rate plus 0.5%, or an adjusted LIBO Rate plus 1.00%, plus an applicable margin ranging from 0.25% to 1.25%.  The applicable margin for our Eurodollar Borrowings ranges from 1.25% to 2.25%.

The Credit Facility contains financial covenants relating to the maintenance of leverage and fixed charge coverage ratios and minimum net worth.  The covenants, as well as the conditions to each borrowing, are substantially similar to those contained in the Prior Credit Facility.

On December 1, 2010, we drew down approximately $203.2 million under the Credit Facility to repay borrowings outstanding under the Prior Credit Facility.  Fees and expenses incurred in connection with the refinancing were paid from cash on hand.  Additionally, new letters of credit totaling $20.0 million were obtained to replace those outstanding under the Prior Credit Facility.

Also on December 1, 2010, we entered into an amendment of the amended and restated notes issued in the Private Placement (“Note Amendment”).  This amendment conformed the covenants in this agreement to the covenants contained in the Credit Facility discussed above.

In connection with the Credit Agreement and Note Amendment, on December 1, 2010, Bank of America, N.A., as Collateral Agent, along with the lenders and institutional investors pursuant to the Credit Agreement and Note Amendment, issued a Notice of Direction and Termination effectively terminating the Intercreditor and Collateral Agency Agreement by and between such parties dated May 21, 2008, and also terminating the Pledge Agreement dated May 21, 2008 by and among Ruby Tuesday, Inc. and certain subsidiaries of Ruby Tuesday, Inc. (together the “Pledgors”) and the creditors pursuant to the Credit Agreement and Note Amendment, by which the Pledgors had pledged certain subsidiary equity interests as security for the repayment of our obligations under the Credit Agreement and Note Amendment.

See Notes H and N to the Condensed Consolidated Financial Statements for more information on the facilities superseded by the above Credit Facility.

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

General:

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”), owns and operates Ruby Tuesday®, two Wok Hay, and one Jim ‘N Nick’s casual dining restaurants.  We also franchise the Ruby Tuesday concept in selected domestic and international markets.  As of November 30, 2010 we owned and operated 676, and franchised 198, Ruby Tuesday restaurants.  Ruby Tuesday restaurants can now be found in 46 states, the District of Columbia, 15 foreign countries, and Guam.

Overview and Strategies

Casual dining, the segment of the industry in which we operate, is intensely competitive with respect to prices, services, convenience, locations, and the types and quality of food.  We compete with other food service operations, including locally-owned restaurants, and other national and regional restaurant chains that offer similar types of services and products as we do.  In 2005, our analysis of the bar and grill segment within casual dining indicated that many concepts, including Ruby Tuesday, were not clearly differentiated.  We believed that as the segment continued to mature, the lack of differentiation would make it increasingly difficult to attract new guests.  Consequently, we created brand reimaging initiatives to implement our strategy of clearly differentiating Ruby Tuesday from our competitors.  We implemented our strategy in stages, first focusing on food, then service, and in 2007, we embarked on the most capital-intensive aspect of our reimaging program – the creation of a fresh new look for our restaurants.  In order to maximize sales in our newly-reimaged brand, our marketing strategy for the last two years has focused on the key pillars of print promotions, digital media, and local marketing programs to entice guests to see the new Ruby Tuesday, increase frequency of visits, and enhance visibility of the brand.  We believe this marketing strategy more effectively communicates our brand and value message.  We have the ability to customize our marketing to specific markets, down to the individual restaurant level, which enables us to respond quickly with a different program if a market or restaurant is not achieving desired results.

While we were in the process of implementing our brand reimaging, consumer spending came under pressure for a variety of reasons, and further weakened in the fourth quarter of calendar 2008.  As the economic environment deteriorated, operating results for other casual dining concepts, as well as our operating results, declined significantly.  In response, beginning in the second half of fiscal 2009, we implemented several initiatives intended to reduce costs to improve cash flow at no dilution to the overall guest experience.  These cost savings were the result of various labor savings initiatives, including new scheduling systems and the realignment of field supervisors, which together accounted for approximately half of the savings.  Disciplined food cost management, improved operating efficiencies, and the closing of certain underperforming restaurants accounted for the remainder.  These initiatives resulted in cost savings of approximately $20.0 million in the second half of fiscal 2009 alone.  Furthermore, our low level of management and labor turnover during fiscal 2010 and 2009 benefited us two-fold: first, a more experienced work force resulted in improved customer service, and second, training costs were greatly reduced.

The improvements we have actualized in sales, earnings growth, and strengthening our balance sheet, in particular with our new five-year revolving credit facility (the “Credit Facility”), are enabling us to execute on our three-to-five year strategies to further strengthen and grow our business in a low-risk, high-return manner.  The key initiatives in our Long Range Plan are focused in the following four areas:

•
Continue to Enhance Quality of Our Core Brand.  We have evolved our existing menu items to support our high-quality casual dining position, broaden our appeal with product extensions offering more variety and cravability, and provide our guests with compelling value.  Late in the second quarter of fiscal 2010, we introduced a menu which included an expanded appetizer line and new dinner entrees featuring a variety of lobster combinations.  Additionally, we launched a Tuesday Steak and Lobster program and a Sunday brunch offering, both of which have driven incremental sales and traffic, in addition to enhancing the overall perception of the Ruby Tuesday brand.  In the first quarter of fiscal 2011, we rolled out a new menu, began offering a complimentary bread program, and enhanced our fresh garden bar and Sunday brunch.  Our new menu items include 10 new entrees; Fit & Trim offerings, which include 12 menu items that are 700 calories or less; and new side offerings which now include fresh grilled green beans, baked mac ‘n cheese, blue cheese coleslaw, and onion rings.  We enhanced our garden bar with more variety and freshness by adding over 10 new items.  The addition of our fresh baked garlic cheese biscuits should further increase the overall value perception of our brand, in line with other high quality casual dining restaurants.  Lastly, our Sunday brunch menu now includes 15 total items, and has been enhanced with the addition of French toast and new omelets.

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

•
Increase Revenue and EBITDA Through New Concept Conversions and Franchise Partnership Acquisitions.  Part of our long-term plan is to get more out of existing restaurants by generating higher average restaurant volumes and thus more profit and cash flow with minimal capital investment.  Therefore, we will be converting certain underperforming Ruby Tuesday concept restaurants into other high-quality casual dining brands which might be better suited for success in selected markets.  To that end, on February 17, 2010, we entered into a licensing agreement with Jim N Nicks Barbq Riverchase, Inc. (“Jim ‘N Nick’s”) which allows us to operate multiple restaurants under the Jim ‘N Nick’s Bar-B-Q® name.  Jim ‘N Nick’s is an Alabama-based barbeque concept that currently operates 27 restaurants in seven states.  Additionally, on July 22, 2010, we entered into a licensing agreement with Gourmet Market, Inc. which allows us to operate multiple restaurants under the Truffles® name.  Truffles is an upscale casual dining café featuring seafood and steaks which currently operates three restaurants in the vicinity of Hilton Head Island, South Carolina.  We are currently evaluating the conversion of certain underperforming Ruby Tuesday concept restaurants to these other concepts and anticipate converting five to seven Company-owned Ruby Tuesday restaurants to the Jim ‘N Nick’s, Truffles, Wok Hay (an Asian bistro which we own), or internally-developed seafood, concepts during the remainder of fiscal 2011. We believe the low capital requirement for these conversions should provide attractive cash-on-cash returns for our shareholders.

A second component to this long-term plan is focused on the acquisition of our franchise partners in order to generate incremental revenue and EBITDA.  We closed on two acquisitions in the first quarter of fiscal 2011 and are evaluating the potential acquisitions of the remaining franchise partnerships, some of whom may instead convert to traditional franchises over time.

•
Focus on Low Risk, Low Capital-Intensive Growth.  In an effort to be prudent with our capital and in order to maximize returns for our shareholders, we are starting to slowly grow our Company in a low risk, low capital intensive manner.  Over time, we plan on opening Company-owned, smaller inline-type Ruby Tuesday restaurants.  Additionally, on September 13, 2010, we entered into a licensing agreement with LFMG International, LLC (“Lime”) which allows us to operate multiple restaurants under the Lime Fresh Mexican Grill® name.  Lime is a fast casual Mexican concept that currently operates several restaurants primarily in the vicinity of Miami, Florida.  Given that the fast casual segment of our industry is a proven and growing segment where demand exceeds supply, we believe opening smaller, inline locations under the Lime brand is a potential growth option for us.  We expect to open one or two inline Company-owned Lime restaurants during the remainder of fiscal 2011.  The ability to enter the growing fast casual segment with a strong brand such as Lime and further expand our Ruby Tuesday Company-owned brand provides a growth option that has the potential to create long-term value for our shareholders with relatively low risk.

•
Generate Free Cash Flow and Improve Our Balance Sheet.  During the past year, we strengthened our balance sheet and entered into a new Credit Facility which provides us with greater flexibility.  We will, in the short term, continue to leverage our free cash flow to pay down debt.  We define “free cash flow” to be the net amount remaining when purchases of property and equipment are subtracted from net cash provided by operating activities.  If we are successful in continuing to stabilize same-restaurant sales and maintaining or lowering our cost structure, we have the opportunity to generate substantial levels of free cash flow.  Furthermore, our near-term capital requirements are relatively modest as we anticipate only opening one or two smaller prototype, inline Lime restaurants, and converting five to seven Ruby Tuesday concept restaurants into other concepts, in fiscal 2011.

We generated $19.5 million of free cash flow in the first two quarters of fiscal 2011, all of which was used to repay debt.  We estimate we will generate $70.0 to $80.0 million of free cash flow during the remainder of fiscal 2011.  Included in these estimates is anticipated capital spending of $16.0 to $20.0 million.  We currently intend to use a substantial portion of the free cash flow generated during the remainder of fiscal 2011 to reduce debt.  Our objective in the near term is to continue to reduce debt in order to further reduce the financial risk related to our leverage and to resume returning capital to our shareholders.  See further discussion in the Financing Activities section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Our success in the four key Long Range Plan initiatives outlined above should enable us to improve our return on assets and create additional shareholder value.

Results of Operations:

The following is an overview of our results of operations for the 13- and 26-week periods ended November 30, 2010:

Net income increased to $4.6 million for the 13 weeks ended November 30, 2010 compared to $0.4 million for the same quarter of the previous year.  Diluted earnings per share for the fiscal quarter ended November 30, 2010 increased to $0.07 compared to $0.01 for the corresponding period of the prior year as a result of the increase in net income as discussed below.

During the 13 weeks ended November 30, 2010:

•	Three Company-owned Ruby Tuesday restaurants were acquired from a traditional domestic franchisee;

•	One Company-owned Ruby Tuesday restaurant was converted to a Jim ‘N Nick’s concept restaurant;

•	One Company-owned Ruby Tuesday restaurant was closed in anticipation of its conversion to another high-quality casual dining concept later in fiscal 2011;

•	Aside from the restaurants sold to the Company, two franchise restaurants were opened and four were closed. Additionally, a traditional international franchisee opened one Wok Hay restaurant; and

•	Same-restaurant sales* at Company-owned restaurants increased 4.2%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants increased 1.6%.

Net income increased to $17.0 million for the 26 weeks ended November 30, 2010 compared to $6.6 million for the same period of the previous year.  Diluted earnings per share for the 26 weeks ended November 30, 2010 increased to $0.26 compared to $0.11 for the corresponding period of the prior year as a result of the increase in net income as discussed below.

During the 26 weeks ended November 30, 2010:

•
23 Company-owned Ruby Tuesday restaurants were acquired, including 10 purchased from each of our New England and Long Island franchise partnerships and three purchased from a traditional domestic franchisee;

•	Three Company-owned Ruby Tuesday restaurants were closed in anticipation of their conversion into other high-quality casual dining concepts during fiscal 2011;

•	Aside from the restaurants sold to the Company, five franchise restaurants were opened and seven were closed. Additionally, a traditional international franchisee opened one Wok Hay restaurant; and

•	Same-restaurant sales* at Company-owned restaurants increased 2.6%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants increased 0.9%.

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

	Thirteen weeks ended		Twenty-six weeks ended
	November 30,	December 1,	November 30,	December 1,
	2010	2009	2010	2009
Revenue:
Restaurant sales and operating revenue	99.5%	99.4%	99.4%	99.5%
Franchise revenue	0.5	0.6	0.6	0.5
Total revenue	100.0	100.0	100.0	100.0
Operating costs and expenses:
Cost of merchandise (1)	29.3	28.9	28.8	29.6
Payroll and related costs (1)	34.5	35.2	33.9	34.4
Other restaurant operating costs (1)	21.2	22.2	20.5	21.2
Depreciation and amortization (1)	5.4	6.0	5.2	5.7
Selling, general and administrative, net	7.3	6.0	7.4	6.2
Closures and impairments	0.1	0.0	0.4	0.1
Equity in (earnings)/losses of
unconsolidated franchises	(0.0)	0.3	(0.0)	0.2
Interest expense, net	0.9	1.7	0.8	1.7
Income before income taxes	1.8	0.3	3.6	1.4
Provision for income taxes	0.2	0.1	0.7	0.3
Net income	1.6%	0.2%	2.9%	1.1%

(1)     As a percentage of restaurant sales and operating revenue.

The following table shows Company-owned Ruby Tuesday, Wok Hay, and Jim ‘N Nick’s concept restaurant activity for the 13- and 26-week periods ended November 30, 2010 and December 1, 2009.

	Ruby Tuesday	Wok Hay	Jim ‘N Nick’s	Total
Company owned:
13 weeks ended November 30, 2010
Beginning number	674	2	–	676
Opened	–	–	1	1
Acquired from franchisees	3	–	–	3
Closed	(1)	–	–	(1)
Ending number	676	2	1	679

26 weeks ended November 30, 2010
Beginning number	656	2	–	658
Opened	–	–	1	1
Acquired from franchisees	23	–	–	23
Closed	(3)	–	–	(3)
Ending number	676	2	1	679

13 weeks ended December 1, 2009
Beginning number	670	2	–	672
Opened	–	–	–	–
Closed	–	–	–	–
Ending number	670	2	–	672

26 weeks ended December 1, 2009
Beginning number	672	2	–	674
Opened	–	–	–	–
Closed	(2)	–	–	(2)
Ending number	670	2	–	672

The following table shows franchised Ruby Tuesday concept restaurant activity for the 13- and 26-week periods ended November 30, 2010 and December 1, 2009.

	Thirteen weeks ended		Twenty-six weeks ended
	November 30, 2010	December 1, 2009	November 30, 2010	December 1, 2009
Beginning number	203	226	223	229
Opened	2	3	5	3
Sold to RTI	(3)	–	(23)	–
Closed	(4)	(2)	(7)	(5)
Ending number	198	227	198	227

In addition to the Ruby Tuesday concept restaurant activity in the table above, a traditional international franchisee opened one Wok Hay concept restaurant during our second quarter of fiscal 2011.

We expect our domestic and international franchisees to open approximately five to seven additional Ruby Tuesday restaurants during the remainder of fiscal 2011.  We currently anticipate converting four to six Company-owned Ruby Tuesday concept restaurants into other concepts during the remainder of fiscal 2011.  We expect to open one or two inline Company-owned Lime concept restaurants during the remainder of fiscal 2011.

Revenue

RTI’s restaurant sales and operating revenue for the 13 weeks ended November 30, 2010 increased 6.3% to $289.0 million compared to the same period of the prior year.  This increase primarily resulted from a 4.2% increase in same-restaurant sales and the acquisition of 23 restaurants from franchisees during the current year.  The increase in same-restaurant sales is attributable to higher average net check in the current quarter compared to the same quarter in the prior year due primarily to a change in menu mix from the rollout of our new menu in August coupled with an increase in guest traffic.

Franchise revenue for the 13 weeks ended November 30, 2010 decreased 5.4% to $1.5 million compared to the same period of the prior year.  Franchise revenue is predominately comprised of domestic and international royalties, which totaled $1.3 million and $1.5 million for the 13-week periods ended November 30, 2010 and December 1, 2009, respectively.  This decrease is due to a decline in royalties from domestic franchisees as a result of temporarily reduced or deferred royalties for certain franchisees and the acquisition of two franchise partnerships since the same quarter of the prior year, offset by higher same-restaurant sales for domestic franchise Ruby Tuesday restaurants of 1.6% in the second quarter of fiscal 2011.

For the 26 weeks ended November 30, 2010, sales at Company-owned restaurants increased 3.2% to $589.6 million compared to the same period of the prior year.  This increase primarily resulted from a 2.6% increase in same-restaurant sales and the acquisition of 23 restaurants from franchisees during the current year.  The increase in same-restaurant sales is attributable to higher average net check in the current year compared to the prior year due to a shift in our value positioning and print incentive strategy since the prior year and a change in menu mix from the rollout of our new menu in August, offset by a decrease in guest traffic in the first quarter of the current year.

For the 26-week period ended November 30, 2010, franchise revenues increased 22.7% to $3.6 million compared to $2.9 million for the same period in the prior year.  Domestic and international royalties totaled $3.2 million and $2.8 million for the 26-week periods ending November 30, 2010 and December 1, 2009, respectively.  This increase is due to an increase in royalties from our traditional domestic franchisees as we recognized royalty fees due from a traditional domestic franchisee who previously had been deferring payment in the current year, coupled with an increase in same-restaurant sales for domestic franchise Ruby Tuesday restaurants of 0.9% for the 26 weeks ended November 30, 2010.

Under our accounting policy, we do not recognize franchise fee revenue for any franchise with negative cash flows at times when the negative cash flows are deemed to be anything other than temporary and the franchise has either borrowed directly from us or through a facility for which we provide a guarantee.  We also do not recognize additional franchise fee revenue from franchisees with fees in excess of 60 days past due.  Accordingly, we have deferred recognition of a portion of franchise revenue from certain franchises.  Unearned income for franchise fees was $2.1 million and $2.4 million as of November 30, 2010 and June 1, 2010, respectively, which are included in Other deferred liabilities and/or Accrued liabilities – rent and other in the Condensed Consolidated Balance Sheets.

Pre-tax Income

Pre-tax income increased $4.4 million to $5.3 million for the 13 weeks ended November 30, 2010, from the same period of the prior year.  The higher pre-tax income is due to an increase in same-restaurant sales of 4.2% at Company-owned restaurants, lower interest expense ($2.0 million), and equity in losses of unconsolidated franchises ($0.8 million), and decreases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of payroll and related costs, other restaurant operating costs, and depreciation.  These lower costs were partially offset by increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of cost of merchandise, selling, general, and administrative expense, net, and closures and impairments.

For the 26-week period ended November 30, 2010, pre-tax income increased $13.1 million to $21.3 million, from the same period of the prior year.  The higher pre-tax income is due to an increase in same-restaurant sales of 2.6% at Company-owned restaurants, lower interest expense ($5.0 million) and equity in losses of unconsolidated franchises ($1.2 million), and decreases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of cost of merchandise, payroll and related costs, other restaurant operating costs, and depreciation.  These lower costs were partially offset by increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of selling, general, and administrative expense, net and closures and impairments.

In the paragraphs that follow, we discuss in more detail the components of the increase in pre-tax income for the 13- and 26-week periods ended November 30, 2010, as compared to the comparable periods in the prior year.  Because a significant portion of the costs recorded in the Cost of merchandise, Payroll and related costs, Other restaurant operating costs, and Depreciation and amortization categories are either variable or highly correlate with the number of restaurants we operate, we evaluate our trends by comparing the costs as a percentage of restaurant sales and operating revenue, as well as the absolute dollar change, to the comparable prior year period.

Cost of Merchandise

Cost of merchandise increased $6.0 million (7.6%) to $84.5 million for the 13 weeks ended November 30, 2010, from the corresponding period of the prior year.  As a percentage of restaurant sales and operating revenue, cost of merchandise increased from 28.9% to 29.3%.

Cost of merchandise increased $0.7 million (0.4%) to $169.6 million for the 26 weeks ended November 30, 2010, from the corresponding period of the prior year.  As a percentage of restaurant sales and operating revenue, cost of merchandise decreased from 29.6% to 28.8%.

For the 13 weeks ended November 30, 2010, the increase in absolute dollars is primarily a result of increased food cost due to enhancing our guests’ experience by rolling out garlic cheese biscuits at all of our restaurants at the end of our first quarter of the current year and the acquisition of 23 restaurants from franchisees during the current year.  Wine and beer cost also increased as we expanded our wine list to include additional premium wines.

For the 26 weeks ended November 30, 2010, the increase in absolute dollars is primarily a result of the addition of garlic cheese biscuits as discussed above, increased wine and beer cost as we expanded our wine list to include additional premium wines, and the acquisition of 23 restaurants from franchisees during the current year.  These increases were partially offset by a decrease in food costs attributable to lowered guest counts during the first quarter of the current year due to a shift in our value promotion strategy by changing the “Buy One Get One Free” promotion offered during the first quarter of the prior year to a “Buy One Get One Free Up to $10” or a “25% Off” on our Specialties, Fork-Tender Ribs, and Handcrafted Steaks.

As a percentage of restaurant sales and operating revenue, the increase for the 13 weeks ended November 30, 2010 is due primarily to the rollout of garlic cheese biscuits at all of our restaurants.  As a percentage of restaurant sales and operating revenue, the decrease for 26 weeks ended November 30, 2010 is due to leveraging with higher sale volumes coupled with a shift of our value promotion strategy as discussed above.

Payroll and Related Costs

Payroll and related costs increased $4.0 million (4.1%) to $99.8 million for the 13 weeks ended November 30, 2010, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, payroll and related costs decreased from 35.2% to 34.5%.

Payroll and related costs increased $3.7 million (1.9%) to $200.0 million for the 26 weeks ended November 30, 2010, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, payroll and related costs decreased from 34.4% to 33.9%.

For the 13 and 26 weeks ended November 30, 2010, the increase in absolute dollars is primarily a result of higher shift leader labor due to more manager meetings, which resulted in an increase in shift leader coverage in the restaurants, rolling out the Guest Service Coordinator position and associated wage increases since the same periods of the prior year, and the acquisition of 23 restaurants from franchisees during the current year.  Additionally, for the 26-week period the increase was partially offset by favorable health claims experience primarily during the first quarter of fiscal 2011.

As a percentage of restaurant sales and operating revenue, the decrease in payroll and related costs for both the 13 and 26 weeks ended November 30, 2010 is due to leveraging with higher sale volumes.

Other Restaurant Operating Costs

Other restaurant operating costs increased $0.8 million (1.4%) to $61.2 million for the 13-week period ended November 30, 2010, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, these costs decreased from 22.2% to 21.2%.

Other restaurant operating costs decreased $0.4 million (0.3%) to $120.8 million for the 26-week period ended November 30, 2010, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, these costs decreased from 21.2% to 20.5%.

For the 13 weeks ended November 30, 2010, the increase in other restaurant operating costs is attributable to the following (in thousands):

Repairs	$1,256
Reduced Visa/Mastercard antitrust settlement income	838
Utilities	389
Other increases	136
Bad debt expense	(1,025)
Insurance	(760)
Net increase	$834

In both absolute dollars and as a percentage of restaurant sales and operating revenue for the 13-week period, the increase is primarily a result of higher repairs expense due to costs associated with upgrades to new flat screen televisions and upgrading the cable packages in the bar area of certain restaurants, higher credit card expense due to accrued income in the prior year relating to the net proceeds from the Visa/MasterCard antitrust class action litigation in which we were a class member, and higher utilities due to usage.  These were partially offset by lower bad debt expense due to larger prior year adjustments for notes due from certain franchisees, and lower general liability insurance expense due to favorable claims experience.

For the 26 weeks ended November 30, 2010, the decrease in other restaurant operating costs is attributable to the following (in thousands):

Net gain on franchise acquisitions	$(1,660)
Bad debt expense	(1,388)
Insurance	(1,236)
Repairs	2,059
Reduced Visa/Mastercard antitrust settlement income	838
Utilities	767
Other increases	220
Net reductions	$(400)

In both absolute dollars and as a percentage of restaurant sales and operating revenue for the 26-week period, the decrease is primarily due to a net gain on the acquisitions of our Long Island and New England franchise partnerships during the current year as further discussed in Note D to the Condensed Consolidated Financial Statements, lower bad debt expense due to larger prior year adjustments for notes due from certain franchisees, and lower general liability insurance expense due to favorable claims experience.  These were partially offset by higher repairs expense due primarily to costs associated with upgrades to new flat screen televisions and upgrading the cable packages in the bar area of certain restaurants, higher credit card expense due to accrued income in the prior year relating to the net proceeds from the Visa/MasterCard antitrust class action litigation in which we were a class member, and higher utilities due to usage.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.7 million (4.1%) to $15.6 million for the 13-week period ended November 30, 2010, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, this expense decreased from 6.0% to 5.4%.

Depreciation and amortization expense decreased $1.8 million (5.6%) to $30.7 million for the 26-week period ended November 30, 2010, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, this expense decreased from 5.7% to 5.2%.

In terms of both absolute dollars and as a percentage of restaurant sales and operating revenue, the decrease for the 13- and 26-week periods is primarily due to reduced depreciation for assets that became fully depreciated since the second quarter of the prior year, which was partially offset by increased depreciation on assets acquired since the same quarter of the prior year.

Selling, General and Administrative Expenses, Net

Selling, general and administrative expenses, net of support service fee income, increased $4.8 million (29.6%) to $21.2 million for the 13-week period ended November 30, 2010, as compared to the corresponding period in the prior year.

Selling, general and administrative expenses, net of support service fee income, increased $8.4 million (23.6%) to $43.8 million for the 26-week period ended November 30, 2010, as compared to the corresponding period in the prior year.

The increase for the 13- and 26-week periods is primarily due to higher advertising costs ($3.6 million and $5.5 million, respectively) as a result of testing a marketing initiative by inserting coupons in certain national magazines and an increase in internet advertising due to the implementation of digital media since the second quarter of the prior year.  Also contributing to the increase were higher consulting fees ($0.2 million and $0.7 million, respectively), primarily relating to cost savings initiatives, and higher management labor and training payroll ($0.9 million and $1.4 million, respectively) due to an increase in number of team members since the same quarter of the prior year.

Closures and Impairments

Closures and impairments expense increased $0.4 million to $0.3 million for the 13-week period ended November 30, 2010, as compared to the corresponding period of the prior year.  The increase for the 13-week period is due primarily to higher closed restaurant lease reserve expense ($0.6 million) offset by reductions in impairment charges ($0.1 million) and other closing costs ($0.1 million).

Closures and impairments increased $1.5 million to $2.1 million for the 26-week period ended November 30, 2010, as compared to the corresponding period of the prior year.  The increase for the 26-week period is due primarily to higher restaurant impairment charges ($0.6 million) and closed restaurant lease reserve expense ($0.3 million) coupled with higher gains during the prior year period on the sale of surplus properties ($0.8 million).  These were partially offset by reductions in other closing costs ($0.1 million).

See Note I to our Condensed Consolidated Financial Statements for further information on our closures and impairment charges recorded during the first two quarters of fiscal 2011 and 2010.

Equity in (Earnings)/Losses of Unconsolidated Franchises

Our equity in the earnings of unconsolidated franchises was negligible for the 13 weeks ended November 30, 2010 compared with $0.8 million in losses for the 13 weeks ended December 1, 2009.  The change is attributable to increased earnings from investments in three of our five 50%-owned franchise partnerships and decreased losses from investments in our other two 50%-owned franchise partnerships, due in part to same-restaurant sales increases in the current year.

Our equity in the earnings of unconsolidated franchises was $0.2 million for the 26 weeks ended November 30, 2010 compared with $1.0 million in losses for the 26 weeks ended December 1, 2009.  The change is attributable to increased earnings from investments in four of our five 50%-owned franchise partnerships and decreased losses from investments in our other remaining 50%-owned franchise partnership, due in part to same-restaurant sales increases in the current year.

As of November 30, 2010, we held 50% equity investments in each of five franchise partnerships, which collectively operate 60 Ruby Tuesday restaurants.  As of December 1, 2009, we held 50% equity investments in each of six franchise partnerships which then collectively operated 70 Ruby Tuesday restaurants.

Interest Expense, Net

Net interest expense decreased $2.0 million to $2.6 million for the 13 weeks ended November 30, 2010, as compared to the corresponding period in the prior year, primarily due to lower average debt outstanding on the revolving credit agreement (the “Prior Credit Facility”) and the payoff of the Private Placement Series A Notes since the second quarter of the prior year.  Net interest expense decreased $5.0 million to $5.0 million for the 26-week period ended November 30, 2010, as compared to the corresponding period in the prior year, primarily for the same reasons mentioned above.

Provision for Income Taxes

The effective tax rate for the current quarter was 13.3% compared to 47.4% for the same period of the prior year.  The effective tax rate was 20.5% for the 26-week period ended November 30, 2010 compared to 20.4% for the corresponding period of the prior year.  The change in the effective tax rate for the 13-week period ended November 30, 2010 is attributable to an increase in the amount of FICA Tip Credit and Work Opportunity Tax Credit in the second quarter of fiscal 2011 as compared to the prior year coupled with smaller increases in our income tax reserve in the current year.

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

In our Annual Report on Form 10-K for the year ended June 1, 2010, we identified our critical accounting policies related to share-based employee compensation, impairment of long-lived assets, franchise accounting, lease obligations, estimated liability for self-insurance, and income tax valuation allowances and tax accruals.  During the first 26 weeks of fiscal 2011, there have been no changes in our critical accounting policies.

Liquidity and Capital Resources:

Cash and cash equivalents decreased by $1.4 million and $3.7 million during the first 26 weeks of fiscal 2011 and 2010, respectively.  The change in cash and cash equivalents is as follows (in thousands):

	Twenty-six weeks ended
	November 30,	December 1,
	2010	2009
Cash provided by operating activities	$32,793	$58,233
Cash used by investing activities	(14,126)	(7,127)
Cash used by financing activities	(20,038)	(54,823)
Decrease in cash and cash equivalents	$(1,371)	$(3,717)

Operating Activities

Our cash provided by operations is generally derived from cash receipts generated by our restaurant customers and franchisees.  Substantially all of the $589.6 million and $571.2 million of restaurant sales and operating revenue disclosed in our Condensed Consolidated Statements of Income for the 26 weeks ended November 30, 2010 and December 1, 2009, respectively, was received in cash either at the point of sale or within two to four days (when our guests paid with debit or credit cards).  Our primary uses of cash for operating activities are food and beverage purchases, payroll and benefit costs, restaurant operating costs, general and administrative expenses, and marketing, a significant portion of which are incurred and paid in the same period.

Cash provided by operating activities for the first 26 weeks of fiscal 2011 decreased $25.4 million (43.7%) from the corresponding period in the prior year to $32.8 million.  The decrease is due to additional cash outlays for inventory ($9.6 million), due in part to the advance purchase of lobster as disclosed in Note F to the Condensed Consolidated Financial Statements and an increase in cash paid for income taxes ($21.3 million, a substantial portion of which is due to a prior year federal refund related to a tax accounting method change as permitted by the Internal Revenue Service relating to the expensing of certain repairs.  Partially offsetting these was a decrease in cash paid for interest ($5.8 million).

Our working capital deficiency and current ratio as of November 30, 2010 were $12.2 million and 0.9:1, respectively.  As is common in the restaurant industry, we carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset) or debt reduction (a long-term liability) and receivable and inventory levels are generally not significant.

Investing Activities

We require capital principally for the maintenance and upkeep of our existing restaurants, limited new or converted restaurant construction, investments in technology, equipment, remodeling of existing restaurants, and on occasion for the acquisition of franchisees or other restaurant concepts.  Property and equipment expenditures purchased with internally generated cash flows for the 26 weeks ended November 30, 2010 were $13.3 million.

Capital expenditures for the remainder of the fiscal year are projected to be approximately $16.0 to $20.0 million based on our planned improvements for existing restaurants.  We intend to fund our investing activities with cash provided by operations.

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

As further discussed in Note B to the Condensed Consolidated Financial Statements, during the first quarter of the prior year, we closed an underwritten public offering of 11.5 million shares of Ruby Tuesday, Inc. common stock at $6.75 per share, less underwriting discounts.  We received approximately $73.1 million in net proceeds from the sale of the shares, after deducting underwriting discounts and offering expenses.  The net proceeds were used to repay indebtedness under our Prior Credit Facility.

On December 1, 2010, we entered into the Credit Facility which replaced both our Prior Credit Facility and the Franchise Facility discussed in Notes H and N, respectively, to the Condensed Consolidated Financial Statements.

Under the Credit Facility we may borrow up to $320.0 million with the option to increase our capacity by $50.0 million to $370.0 million.  The terms of the Credit Facility provide for a $40.0 million swingline subcommitment and a $50.0 million letter of credit subcommitment.

The interest rate charged on borrowings pursuant to the Credit Facility can vary depending on the interest rate option we choose to utilize.  Our Base Rate for borrowings is defined to be the higher of Bank of America’s prime rate, the Federal Funds Rate plus 0.5%, or an adjusted LIBO Rate plus 1.00%, plus an applicable margin ranging from 0.25% to 1.25%.  The applicable margin for our Eurodollar Borrowings ranges from 1.25% to 2.25%.

The Credit Facility contains financial covenants relating to the maintenance of leverage and fixed charge coverage ratios and minimum net worth.  The covenants, as well as the conditions to each borrowing, are substantially similar to those contained in the Prior Credit Facility.

On December 1, 2010, we drew down approximately $203.2 million under the Credit Facility to repay borrowings outstanding under the Prior Credit Facility.  Fees and expenses incurred in connection with the refinancing were paid from cash on hand.  Additionally, new letters of credit totaling $20.0 million were obtained to replace those outstanding under the Prior Credit Facility.

On April 3, 2003, we issued notes totaling $150.0 million through a private placement of debt (the “Private Placement”).  On December 1, 2010, we entered into an amendment of the amended and restated notes issued in the Private Placement (“Note Amendment”).  This amendment conformed the covenants in this agreement to the covenants contained in the Credit Facility discussed above.

At November 30, 2010 and June 1, 2010, the Private Placement consisted of $44.4 million and $48.4 million, respectively, in notes with an interest rate of 7.17% (the “Series B Notes”).  The Series B Notes mature on April 1, 2013.  During the 26 weeks ended November 30, 2010, we offered, and our noteholders accepted, principal payments of $4.0 million on the Series B Notes.  As discussed in Note Q to the Condensed Consolidated Financial Statements, under the terms of the December 1, 2010 amendment to the Private Placement we are no longer required to offer quarterly principal prepayments to our noteholders.

In connection with the Credit Agreement and Note Amendment, on December 1, 2010, Bank of America, N.A., as Collateral Agent, along with the lenders and institutional investors pursuant to the Credit Agreement and Note Amendment, issued a Notice of Direction and Termination effectively terminating the Intercreditor and Collateral Agency Agreement by and between such parties dated May 21, 2008, and also terminating the Pledge Agreement dated May 21, 2008 by and among Ruby Tuesday, Inc. and certain subsidiaries of Ruby Tuesday, Inc. (together the “Pledgors”) and the creditors pursuant to the Credit Agreement and Note Amendment, by which the Pledgors had pledged certain subsidiary equity interests as security for the repayment of our obligations under the Credit Agreement and Note Amendment.

During the remainder of fiscal 2011, we expect to fund operations, capital expansion, and any other investments, from operating cash flows, our Credit Facility, and operating leases.

Significant Contractual Obligations and Commercial Commitments

Long-term financial obligations were as follows as of November 30, 2010 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Notes payable and other long-term debt, including
current maturities (a)	$47,652	$7,639	$14,718	$9,392	$15,903
Revolving credit facility (a) (b)	198,800	–	198,800	–	–
Unsecured senior notes
(Series B) (a)	44,442	–	44,442	–	–
Interest (c)	25,350	6,837	10,193	3,437	4,883
Operating leases (d)	345,492	41,024	74,717	60,551	169,200
Purchase obligations (e)	106,143	42,409	32,298	25,854	5,582
Pension obligations (f)	36,090	10,781	6,132	5,133	14,044
Total (g)	$803,969	$108,690	$381,300	$104,367	$209,612

(a)	See Notes H and Q to the Condensed Consolidated Financial Statements for more information.
(b)
Amount shown for the revolving credit facility represents the February 23, 2012 maturity date of the Prior Credit Facility.  As discussed further in Note Q to the Condensed Consolidated Financial Statements, on December 1, 2010 we entered into a five-year revolving credit agreement which replaced the Prior Credit Facility.

(c)
Amounts represent contractual interest payments on our fixed-rate debt instruments.  Interest payments on our variable-rate revolving credit facility and variable-rate notes payable with balances of $198.8 million and $5.1 million, respectively, as of November 30, 2010 have been excluded from the amounts shown above, primarily because the balance outstanding under the Credit Facility, described further in Note H of the Condensed Consolidated Financial Statements,  fluctuates daily.  Additionally, the amounts shown above include interest payments on the Series B Notes at the current interest rates of 7.17%, respectively.  These rates could be different in the future based upon certain leverage ratios.

(d)
This amount includes operating leases totaling $10.6 million for which sublease income of $10.6 million from franchisees or others is expected.  Certain of these leases obligate us to pay maintenance costs, utilities, real estate taxes, and insurance, which are excluded from the amounts shown above.  See Note G to the Condensed Consolidated Financial Statements for more information.

(e)	The amounts for purchase obligations include commitments for food items and supplies, telephone, utility, and other miscellaneous commitments.
(f)	See Note J to the Condensed Consolidated Financial Statements for more information.
(g)	This amount excludes $3.6 million of unrecognized tax benefits due to the uncertainty regarding the timing of future cash outflows associated with such obligations.

Commercial Commitments (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	Years	years	Years
Letters of credit (a)	$ 20,016	$ 20,016	$ –	$ –	$ –
Franchisee loan guarantees (a)	40,153	39,804	349	–	–
Divestiture guarantees	6,120	483	990	991	3,656
Total	$ 66,289	$ 60,303	$ 1,339	$ 991	$ 3,656

(a)
Includes a $3.6 million letter of credit which secures franchisees’ borrowings for construction of restaurants being financed under a franchise loan facility.  The franchise loan guarantee of $40.2 million also shown in the table excludes the guarantee of $3.6 million for construction on the restaurants being financed under the facility.

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

Known Events, Uncertainties and Trends:

Financial Strategy and Stock Repurchase Plan

Our financial strategy is to utilize a prudent amount of debt, including operating leases, letters of credit, and any guarantees, to minimize the weighted average cost of capital while allowing financial flexibility.  This strategy has periodically allowed us to repurchase RTI common stock.  Although 7.9 million shares are available for purchase under existing programs, during the 13 and 26 weeks ended November 30, 2010, we repurchased no shares of RTI common stock.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Dividends

During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to our shareholders.  The payment of a dividend in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that dividends will be paid in the future.

Franchising and Development Agreements

Our agreements with franchise partnerships allow us to purchase an additional 49% equity interest for a specified price.  We have chosen to exercise that option in situations in which we expect to earn a return similar to or better than that which we expect when we invest in new restaurants.  During the 26 weeks ended November 30, 2010, we did not exercise our right to acquire an additional 49% equity interest in any of our franchise partnerships.  We currently have a 1% ownership in six of our 11 franchise partnerships, which collectively operated 37 Ruby Tuesday restaurants at November 30, 2010.

Our franchise agreements with the franchise partnerships allow us to purchase all remaining equity interests beyond the 1% or 50% we already own, for an amount to be calculated based upon a predetermined valuation formula.  As further discussed in Note D to the Condensed Consolidated Financial Statements, during the first quarter of fiscal 2011 we exercised our right to acquire the remaining equity interest of our Long Island and New England franchise partnerships.  We currently have a 50% ownership in five of our 11 franchise partnerships which collectively operated 60 Ruby Tuesday restaurants at November 30, 2010.

To the extent allowable under our debt facilities, we may choose to sell existing restaurants or exercise our rights to acquire an additional equity interest in franchise partnerships during the remainder of fiscal 2011 and beyond.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices.  The interest rate charged on our Credit Facility can vary based on the interest rate option we choose to utilize.  Our options for the rate are the Base Rate or LIBO Rate plus an applicable margin.  The Base Rate is defined to be the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.5%.  The applicable margin is zero to 2.5% for the Base Rate loans and a percentage ranging from 1.0% to 3.5% for the LIBO Rate-based option.  As of November 30, 2010, the total amount of outstanding debt subject to interest rate fluctuations was $203.9 million.  A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of $2.0 million per year, assuming a consistent capital structure.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of November 30, 2010.

Changes in Internal Controls

During the fiscal quarter ended November 30, 2010, there were no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business, including claims relating to injury or wrongful death under “dram shop” laws, workers’ compensation and employment matters, claims relating to lease and contractual obligations, and claims from guests alleging illness or injury.  We provide reserves for such claims when payment is probable and estimable in accordance with U.S. generally accepted accounting principles.  At this time, in the opinion of management, the ultimate resolution of pending legal proceedings will not have a material adverse effect on our consolidated operations, financial position, or cash flows.  See Note N to the Condensed Consolidated Financial Statements for further information about our legal proceedings as of November 30, 2010.

ITEM 1A.

RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended June 1, 2010 in Part I, Item 1A. Risk Factors.  There have been no material changes from the risk factors previously disclosed in our Form 10-K.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From time to time our Board of Directors has authorized the repurchase of shares of our common stock as a means to return excess capital to our shareholders.  The timing, price, quantity and manner of the purchases have been made at the discretion of management, depending upon market conditions and the restrictions contained in our loan agreements.  Although 7.9 million shares remained available for purchase under existing programs, we did not repurchase any shares of RTI common stock during the first two quarters of fiscal 2011.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

ITEM 6.

EXHIBITS

The following exhibits are filed as part of this report:

 Exhibit No.

10.1	Second Amendment, dated as of December 15, 2010, to the Ruby Tuesday, Inc. Cafeteria Plan.

10.2	First Amendment, dated as of December 15, 2010, to the Ruby Tuesday, Inc. Health Savings Account
Plan.

10.3	Ruby Tuesday, Inc. Severance Pay Plan, amended and restated as of January 5, 2011.

31.1	Certification of Samuel E. Beall, III, Chairman of the Board, President, and Chief Executive Officer.

31.2	Certification of Marguerite N. Duffy, Senior Vice President, Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.
(Registrant)

Date: January 7, 2011	BY: /s/ MARGUERITE N. DUFFY —————————————— Marguerite N. Duffy Senior Vice President and Chief Financial Officer and Principal Accounting Officer