Form 10-Q
period 2011-03-01
RUBY TUESDAY INC
filed 2011-04-11
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  March 1, 2011

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

65,097,871
(Number of shares of common stock, $0.01 par value, outstanding as of April 7, 2011)

RUBY TUESDAY, INC.

Special Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains various forward-looking statements, which represent our expectations or beliefs concerning future events, including one or more of the following:  future financial performance and restaurant growth (both Company-owned and franchised), future capital expenditures, future borrowings and repayments of debt, availability of debt financing on terms attractive to the Company, payment of dividends, stock repurchases, and restaurant and franchise acquisitions and refranchises.  We caution the reader that a number of important factors and uncertainties could, individually or in the aggregate, cause our actual results to differ materially from those included in the forward-looking statements (such statements include, but are not limited to, statements relating to cost savings that we estimate may result from any programs we implement, our estimates of future capital spending and free cash flow, our targets for annual growth in same-restaurant sales and average annual sales per restaurant), including, without limitation, the following:

•	general economic conditions;

•	changes in promotional, couponing and advertising strategies;

•	changes in our guests’ disposable income;

•	consumer spending trends and habits;

•	increased competition in the restaurant market;

•	laws and regulations affecting labor and employee benefit costs, including further potential increases in state and federally mandated minimum wages, and healthcare reform;

•	guests’ acceptance of changes in menu items;

•	guests’ acceptance of our development prototypes, remodeled restaurants, and conversion strategy;

•	mall-traffic trends;

•	changes in the availability and cost of capital;

•	weather conditions in the regions in which Company-owned and franchised restaurants are operated;

•	costs and availability of food and beverage inventory;

•	our ability to attract and retain qualified managers, franchisees and team members;

•	impact of adoption of new accounting standards;

•	impact of food-borne illnesses resulting from an outbreak at either Ruby Tuesday or other restaurant concepts;

•	effects of actual or threatened future terrorist attacks in the United States; and

•	significant fluctuations in energy prices.

PART I — FINANCIAL INFORMATION
ITEM 1.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	MARCH 1,	JUNE 1,
	2011	2010

Assets	(NOTE A)
Current assets:
Cash and short-term investments	$8,914	$9,569
Accounts and notes receivable, net	6,099	9,746
Inventories:
Merchandise	29,918	21,145
China, silver and supplies	8,707	7,668
Income tax receivable	2,073
Deferred income taxes	11,896	13,794
Prepaid rent and other expenses	12,576	11,154
Assets held for sale	3,545	3,234
Total current assets	83,728	76,310

Property and equipment, net	1,028,041	943,486
Goodwill	14,789
Notes receivable, net		269
Other assets	57,683	43,964
Total assets	$1,184,241	$1,064,029
Liabilities & shareholders’ equity
Current liabilities:
Accounts payable	$26,168	$22,951
Accrued liabilities:
Taxes, other than income taxes	20,796	19,905
Payroll and related costs	21,166	22,425
Insurance	7,057	8,219
Deferred revenue – gift cards	11,049	8,473
Rent and other	19,456	18,983
Current portion of long-term debt, including capital leases	14,988	12,776
Income tax payable		1,049
Total current liabilities	120,680	114,781

Long-term debt and capital leases, less current maturities	344,124	276,490
Deferred income taxes	38,425	40,010
Deferred escalating minimum rent	43,573	42,305
Other deferred liabilities	56,094	52,343
Total liabilities	602,896	525,929

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; (authorized: 100,000 shares;
issued: 65,098 shares at 3/01/11; 64,492 shares at 6/01/10)	651	645
Capital in excess of par value	107,722	98,337
Retained earnings	485,257	452,295
Deferred compensation liability payable in
Company stock	1,574	2,036
Company stock held by Deferred Compensation Plan	(1,574)	(2,036)
Accumulated other comprehensive loss	(12,285)	(13,177)
	581,345	538,100

Total liabilities & shareholders’ equity	$1,184,241	$1,064,029

                   The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	MARCH 1,	MARCH 2,	MARCH 1,	MARCH 2,
	2011	2010	2011	2010
	(NOTE A)		(NOTE A)
Revenue:

Restaurant sales and operating revenue	$317,158	$305,641	$906,745	$876,824
Franchise revenue	1,905	1,624	5,455	4,517
	319,063	307,265	912,200	881,341
Operating costs and expenses:
Cost of merchandise	92,780	87,116	262,410	255,998
Payroll and related costs	106,205	99,833	306,170	296,076
Other restaurant operating costs	65,711	59,167	186,512	180,367
Depreciation and amortization	15,597	15,901	46,338	48,467
Selling, general and administrative,
net of support service fee income
for the thirteen and thirty-nine week
periods totaling $873 and $2,694
in fiscal 2011 and $1,022 and $3,087
in fiscal 2010, respectively	18,449	17,686	62,229	53,094
Closures and impairments	783	2,310	2,869	2,848
Equity in losses/(earnings) of
unconsolidated franchises	879	(598)	649	390
Interest expense, net	3,114	3,578	8,133	13,567
	303,518	284,993	875,310	850,807
Income before income taxes	15,545	22,272	36,890	30,534
(Benefit)/provision for income taxes	(455)	4,473	3,928	6,160

Net income	$16,000	$17,799	$32,962	$24,374

Earnings per share:

Basic	$0.25	$0.28	$0.52	$0.40

Diluted	$0.25	$0.28	$0.51	$0.40

Weighted average shares:

Basic	64,177	63,342	63,956	60,929

Diluted	65,237	63,533	64,849	61,096

Cash dividends declared per share	$-	$-	$-	$-

                 The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

(UNAUDITED)

	THIRTY-NINE WEEKS ENDED
	MARCH 1, 2011	MARCH 2, 2010

	(NOTE A)
Operating activities:
Net income	$32,962	$24,374
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	46,338	48,467
Amortization of intangibles	777	494
Provision for bad debts	437	1,577
Deferred income taxes	(1,902)	13,216
Loss on impairments, including disposition of assets	2,786	2,252
Equity in losses of unconsolidated franchises	649	390
Share-based compensation expense	6,745	6,340
Excess tax benefits from share-based compensation	(599)
Gain on franchise partnership acquisitions, net of settlement losses	(6,789)
Other	724	1,602
Changes in operating assets and liabilities:
Receivables	317	(1,890)
Inventories	(7,043)	(7,288)
Income taxes	(3,122)	10,524
Prepaid and other assets	(908)	(1,086)
Accounts payable, accrued and other liabilities	5,118	5,571
Net cash provided by operating activities	76,490	104,543

Investing activities:
Purchases of property and equipment	(18,319)	(13,645)
Acquisition of franchise and other entities	(4,369)
Proceeds from disposal of assets	4,721	4,199
Reductions in Deferred Compensation Plan assets	498	671
Other, net	(899)	1,904
Net cash used by investing activities	(18,368)	(6,871)

Financing activities:
Net payments on revolving credit facility	(43,700)	(155,400)
Principal payments on other long-term debt	(14,767)	(15,590)
Proceeds from issuance of stock, net of fees		73,125
Proceeds from exercise of stock options	1,903
Excess tax benefits from share-based compensation	599
Payments for debt issuance costs	(2,812)
Net cash used by financing activities	(58,777)	(97,865)

Decrease in cash and short-term investments	(655)	(193)
Cash and short-term investments:
Beginning of year	9,569	9,760
End of quarter	$8,914	$9,567

Supplemental disclosure of cash flow information:
Cash paid/(received) for:
Interest, net of amount capitalized	$7,874	$12,804
Income taxes, net	$6,911	$(15,957)
Significant non-cash investing and financing activities:
Retirement of fully depreciated assets	$13,393	$16,474
Reclassification of properties to/(from) assets held for sale or
receivables	$3,851	$(7,485)
Assumption of debt and capital leases related to franchise
partnership acquisitions	$128,594
Liability for claim settlements and insurance receivables	$(2,189)	$160

                 The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” “we” or the “Company”), owns and operates Ruby Tuesday®, Jim ‘N Nick’s Bar-B-Q®, Marlin & Ray’s™, Truffles®, and Wok Hay® casual dining restaurants.  We also franchise the Ruby Tuesday concept in select domestic and international markets.  The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Operating results for the 13- and 39-week periods ended March 1, 2011 are not necessarily indicative of results that may be expected for the year ending May 31, 2011.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	March 1, 2011	March 2, 2010	March 1, 2011	March 2, 2010
Net income	$16,000	$17,799	$32,962	$24,374

Weighted-average common
shares outstanding	64,177	63,342	63,956	60,929
Dilutive effect of stock
options and restricted stock	1,060	191	893	167
Weighted average common
and dilutive potential
common shares outstanding	65,237	63,533	64,849	61,096
Basic earnings per share	$0.25	$0.28	$0.52	$0.40
Diluted earnings per share	$0.25	$0.28	$0.51	$0.40

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

	Thirteen weeks ended		Thirty-nine weeks ended
	March 1, 2011	March 2, 2010	March 1, 2011	March 2, 2010
Stock options	2,326	4,835	2,810	5,003
Restricted shares	388	1,000	439	997
Total	2,714	5,835	3,249	6,000

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

NOTE C – FRANCHISE PROGRAMS

As of March 1, 2011, we held a 50% equity interest in one franchise partnership which operates 12 Ruby Tuesday restaurants.  We apply the equity method of accounting to our 50%-owned franchise partnership.  Also, as of March 1, 2011, we held a 1% equity interest in each of three franchise partnerships, two of which have ceased operations.  The third 1%-owned franchise partnership operates one restaurant.  We have no equity interest in various traditional domestic and international franchises, which collectively operate 100 Ruby Tuesday restaurants and one Wok Hay restaurant as of March 1, 2011.

As discussed further in Notes D and N to the Condensed Consolidated Financial Statements, during our third quarter of fiscal 2011, we acquired the remaining 99% and 50% membership interests of seven franchise partnerships and acquired one Ruby Tuesday restaurant from an eighth franchise partnership.  We further paid $6.5 million, and accrued an additional $0.2 million, of guarantees to lenders for certain of the debt for two of our franchise partnerships, both of which have closed or sold their restaurants during the quarter.

See Note N to the Condensed Consolidated Financial Statements for a discussion of our franchise partnership working capital subcommitment in our credit facility and our related remaining guarantees.

NOTE D – BUSINESS AND LICENSE ACQUISITIONS

Business Acquisitions
As part of our strategy to generate incremental revenue and EBITDA through new concept conversions and franchise partnership acquisitions, as discussed below, during the first three quarters of fiscal 2011 we acquired 96 Ruby Tuesday restaurants, including 93 purchased from certain of our franchise partnerships and three purchased from a traditional domestic franchisee.

On February 25, 2011, we acquired one Ruby Tuesday restaurant from RT Utah Franchise, LLC (“RT Utah”), a franchise partnership in which we have a 1% ownership interest, for $2.0 million.  Shortly before completion of this transaction, RT Utah closed its other five restaurants.  See Note N to the Condensed Consolidated Financial Statements for discussion of our guarantee of certain of RT Utah’s debt.

On February 2, 2011, we acquired the remaining 50% of the membership interests of RT Western Missouri Franchise, LLC; RT Omaha Franchise, LLC; RT KCMO Franchise, LLC; and RT St. Louis Franchise, LLC; and the remaining 99% of the membership interests of RT Indianapolis Franchise, LLC; RT Portland Franchise, LLC; and RT Denver Franchise, LP; thereby increasing our ownership to 100% of these seven companies.  These franchise partnerships collectively operated 72 restaurants at the time of acquisition, and were acquired for $0.5 million plus assumed debt.  As further consideration for these transactions, we surrendered collection of notes receivable and lines of credit due from certain of these franchisees.  The notes and lines of credit, net of allowances for doubtful accounts, totaled $0.9 million at the time of the transactions.  At the time of acquisition, these franchise partnerships had total debt of $106.6 million, $3.8 million of which was payable to RTI.

On October 13, 2010, we acquired three Ruby Tuesday restaurants from a traditional domestic franchise for $1.6 million in cash.

On August 4, 2010, we acquired the remaining 99% and 50% of the membership interests of RT Long Island Franchise, LLC (“RT Long Island”) and RT New England Franchise, LLC (“RT New England”), respectively, thereby increasing our ownership to 100% of these companies.  RT Long Island and RT New England, previously franchise partnerships with 10 Ruby Tuesday restaurants each, were acquired for $0.2 million plus assumed debt.  As further consideration for the RT Long Island transaction, we surrendered collection of its note receivable and line of credit due from the franchise.  The note and line of credit, net of allowances for doubtful accounts and unearned revenue, totaled $0.4 million at the time of the transaction. RT Long Island and RT New England had total debt of $24.3 million at the time of acquisition, $1.9 million of which was payable to RTI.

Our Condensed Consolidated Financial Statements reflect the results of operations of these acquired restaurants subsequent to the dates of acquisition.

The purchase prices of acquisitions during the 39 weeks ended March 1, 2011 have preliminarily been allocated based on initial fair value estimates as follows (in thousands):

Property and equipment	$120,392
Goodwill	14,789
Reacquired franchise rights	10,175
Other intangible assets, net of liabilities of $1,288	734
Long-term debt and capital leases	(128,594)
Deferred income taxes	(335)
Other net liabilities	(4,492)
Notes receivable	(1,511)
Net impact on Condensed Consolidated Balance Sheet	11,158

Gain on settlement of preexisting contracts, net	(4,906)
Gain on acquisitions	(1,883)
Net impact on Condensed Consolidated Statement of Income	(6,789)
Aggregate purchase prices	$4,369

The RT Long Island, RT Indianapolis, and RT KCMO acquisitions were considered bargain purchases as the purchase prices were less than the values assigned to the assets and liabilities acquired.  For the 39 weeks ended March 1, 2011, the $4.9 million estimated combined net gain on settlement of all preexisting contracts, as well as the bargain purchase gain of $1.9 million on these three acquisitions, is included in Other restaurant operating costs in our Condensed Consolidated Statements of Income.

We recorded $14.8 million of goodwill due to the purchase price exceeding the estimated fair value of the net assets acquired in certain of the acquisitions.  Of the goodwill recorded, we anticipate that approximately $6.3 million will be nondeductible for tax purposes.

We amortize the $10.2 million of reacquired franchise rights associated with these acquisitions on a straight-line basis over the remaining term of the franchise operating agreements, which are approximately two to 12 years from the dates of acquisition.  Amortization expense for the above-mentioned reacquired franchise rights was $0.2 million and $0.3 million for the 13 and 39 weeks ended March 1, 2011, respectively.

Other intangible assets consist of assets and liabilities resulting from the terms of acquired operating lease contracts being favorable or unfavorable relative to market terms of comparable leases on the acquisition date.  These assets and liabilities totaled $2.0 million and $1.3 million, respectively, at the time of acquisition and will be amortized over the remaining lives of the leases, which are approximately one to 33 years.  Amortization expense for the above-mentioned assets and liabilities was negligible for both the 13 and 39 weeks ended March 1, 2011.

The table below shows operating results from the dates of acquisition for the 13 and 39 weeks ended March 1, 2011 for the 93 restaurants that were acquired from franchise partnerships in fiscal 2011 (in thousands):

	(Unaudited)
	March 1, 2011
	13 weeks ended	39 weeks ended

Total revenue	$18,425	$31,082

Cost of merchandise	5,430	9,051
Payroll and related costs	6,166	10,329
Other restaurant operating costs	4,229	7,277
Depreciation and amortization	819	1,631
Selling, general, and administrative	946	1,703
	17,590	29,991
Income before income taxes	$835	$1,091

The following table presents supplemental pro forma information as if the acquisition of the franchise partnerships and restaurants from franchise partnerships had occurred on June 2, 2010 for the 13- and 39-week periods ended March 1, 2011, respectively, and June 3, 2009, for the 13- and 39-week periods ended March 2, 2010, respectively (in thousands except per-share data):

	(Unaudited)		(Unaudited)
	Thirteen weeks ended		Thirty-nine weeks ended
	March 1, 2011	March 2, 2010	March 1, 2011	March 2, 2010
Total revenue	$338,806	$346,274	$999,300	$1,000,554
Net income	14,976	17,805	32,018	23,260
Basic earnings per share	0.23	0.28	0.50	0.38
Diluted earnings per share	0.23	0.28	0.49	0.38

The pro forma consolidated results were prepared using the acquisition method of accounting and are based on the historical financial information of RTI and the franchises, reflecting both in fiscal 2011 and 2010 RTI and franchise results of operations for the 13- and 39-week periods.  The historical financial information has been adjusted to give effect to the pro forma events that are:  (1) directly attributable to the acquisitions, (2) factually supportable and (3) expected to have a continuing impact on the combined results.   The pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisitions on June 2, 2010 and June 3, 2009.  In addition, the pro forma consolidated results do not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings or otherwise improved profits associated with the acquisitions.  The pro forma consolidated results reflect primarily the following pro forma pre-tax adjustments:

•
Elimination of the franchises’ historical intangible asset amortization expense (approximately $0.1 million and $0.2 million for the 13 and 39 weeks ended March 1, 2011, respectively, and negligible and $0.2 million for the 13 and 39 weeks ended March 2, 2010, respectively).

•
Elimination of RTI’s franchise revenue (approximately $0.1 million and $0.5 million for the 13 and 39 weeks ended March 1, 2011, respectively, and $0.4 million and $1.2 million for the 13 and 39 weeks ended March 2, 2010, respectively).

•
Elimination of RTI’s support service fee income and marketing reimbursements (approximately $0.5 million and $1.9 million for the 13 and 39 weeks ended March 1, 2011, respectively, and $0.7 million and $2.7 million for the 13 and 39 weeks ended March 2, 2010, respectively).

•
Elimination of RTI’s equity in losses/(earnings) of unconsolidated franchises (approximately $0.9 million and $0.5 million for the 13 and 39 weeks ended March 1, 2011, respectively, and $(0.5) million and $0.1 million for the 13 and 39 weeks ended March 2, 2010, respectively).

•
Additional amortization expense (approximately $0.2 million and $0.8 million for the 13 and 39 weeks ended March 1, 2011, respectively, and $0.4 million and $1.1 million for the 13 and 39 weeks ended March 2, 2010, respectively) related to reacquired franchise rights.

•
Additional depreciation expense (approximately $0.1 and $0.5 million for the 13 and 39 weeks ended March 1, 2011, respectively, and $0.3 million and $0.9 million for the 13 and 39 weeks ended March 2, 2010, respectively) related to the fair value adjustments to property and equipment acquired.

•
Reduced interest expense (approximately $0.2 million and $0.6 million for the 13 and 39 weeks ended March 1, 2011, respectively, and $0.3 million and $0.8 million for the 13 and 39 weeks ended March 2, 2010, respectively) related to the fair value adjustments of acquired franchise debt.

•
Elimination of $0.1 million and $0.2 million of costs incurred for the 13 and 39 weeks ended March 1, 2011, which are directly attributable to the acquisitions, and which do not have a continuing impact on the combined company’s operating results.  Included in these costs are advisory and legal costs incurred by RTI.

All of the above adjustments were adjusted for the applicable tax impact, which for the above would be the statutory tax rate of 39.7%.  In addition, the pro forma net income and earnings per share amounts presented above reflect our estimates of the franchises’ FICA Tip and Work Opportunity Tax Credits for the portions of the 13- and 39-week periods prior to the dates of acquisition.  These credits were $0.2 million and $0.7 million for the 13 and 39 weeks ended March 1, 2011, respectively, and $0.2 million and $0.6 million for the 13 and 39 weeks ended March 2, 2010, respectively.

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

Under the terms of the agreement, we will pay a licensing fee to Gourmet Market, Inc. of 2.0% of gross sales of any Truffles we open.  Additionally, we will pay Gourmet Market, Inc. a monthly fee for up to two years for consulting services to be provided by Price Beall to assist us in developing and opening Truffles restaurants under the terms of the licensing agreement.  During the first 12 months of the agreement we will pay $20,833 per month for such services.  During the second 12 months of the agreement we will pay either $20,833 per month if we have a communicated plan to develop three or more Truffles restaurants or $10,417 per month if we have a communicated plan to develop two or fewer Truffles restaurants.  Gourmet Market, Inc. has the option to terminate future development rights if we do not operate 18 or more Truffles restaurants within five years or 40 or more Truffles within 10 years of the effective date of the agreement.  Management has yet to determine if it will open 18 or more Truffles restaurants within five years or 40 or more Truffles within 10 years.  We opened our first Truffles in Atlanta, Georgia in December 2010.  During the 13 and 39 weeks ended March 1, 2011, we paid Gourmet Market, Inc. $70,912 and $154,246, respectively, under the terms of the agreement.

NOTE E – ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable – current consist of the following (in thousands):

	March 1, 2011	June 1, 2010

Rebates receivable	$930	$643
Amounts due from franchisees	2,432	5,439
Other receivables	2,874	3,508
Current portion of notes receivable	1,065	4,603
	7,301	14,193
Less allowances for doubtful notes and equity
method losses	1,202	4,447
	$6,099	$9,746

We negotiate purchase arrangements, including price terms, with designated and approved suppliers on behalf of us and our franchise system.  We receive various volume discounts and rebates based on purchases for our Company-owned restaurants from numerous suppliers.

Amounts due from franchisees consist of royalties, license and other miscellaneous fees, a substantial portion of which represents current and recently-invoiced billings.  Also included in this amount is the current portion of the straight-lined rent receivable from franchise sublessees and the amount to be collected in exchange for our guarantees of certain franchise partnership debt.  The $3.0 million decrease since the end of the prior year in amounts due from franchisees is attributable primarily to the acquisition of 96 restaurants from franchisees during the current year.

We defer recognition of franchise fee revenue for any franchise partnership with negative cash flows at times when the negative cash flows are deemed to be anything other than temporary and the franchise has either borrowed directly from us or through a facility for which we provide a guarantee.  We also do not recognize franchise fee revenue from franchises with fees in excess of 60 days past due.  Accordingly, we have deferred recognition of a portion of franchise revenue from certain franchisees.  Unearned income for franchise fees was $1.1 million and $2.4 million as of March 1, 2011 and June 1, 2010, respectively, which are included in Other deferred liabilities and/or Accrued liabilities – rent and other in the Condensed Consolidated Balance Sheets.  The decrease in unearned income since the end of the prior year is primarily due to a reduction in unearned fees due from domestic franchisees ($1.0 million) due to the acquisition of 96 restaurants during the first three quarters of fiscal 2011.

As of March 1, 2011 and June 1, 2010, other receivables consisted primarily of amounts due for third-party gift card sales ($1.1 million and $1.4 million, respectively) and amounts due from our distributor for purchases of lobster ($0.9 million and $0.8 million, respectively).  See Note F to the Condensed Consolidated Financial Statements for further discussion of our lobster inventory.

Notes receivable consist of the following (in thousands):

	March 1, 2011	June 1, 2010

Notes receivable from domestic franchisees	$1,065	$7,026
Less current maturities (included in accounts and
notes receivable)	1,065	4,603
	–	2,423
Less allowances for doubtful notes and equity
method losses, noncurrent	–	2,154
Total notes receivable, net - noncurrent	$–	$269

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

Three current franchisees received acquisition financing from RTI as part of refranchising transactions in prior years.  The amounts financed by RTI approximated 37% of the original purchase prices.  One of these three franchisees has a balance remaining on its acquisition note as of March 1, 2011.

Notes receivable from domestic franchisees as of March 1, 2011 also include amounts advanced to one of our franchise partnerships under short-term line of credit arrangements in order to assist the franchises with operating cash flow needs during the recent economic downturn.

While certain of our domestic franchisees are in arrears concerning their franchise fees as previously discussed, as of March 1, 2011, all the domestic franchisees were making interest and/or principal payments on a monthly basis in accordance with the current terms of their notes.  All of the refranchising notes accrue interest at 10.0% per annum.

The allowance for doubtful notes represents our best estimate of losses inherent in the notes receivable at the balance sheet date.  During the 13 and 39 weeks ended March 1, 2011, we recorded bad debt expense of

$0.8 million and $0.4 million, respectively, based on our estimate of the extent of those losses.  During the 13 and 39 weeks ended March 2, 2010, we recorded bad debt expense of $0.5 million and $1.6 million, respectively.

Also included in the allowance for doubtful notes at March 2, 2011 and June 1, 2010 are $0.3 million and $1.5 million, respectively, which represents our portion of the equity method losses of certain of our 50%-owned franchise partnerships which was in excess of our recorded investment in those partnerships.  The $1.2 million decrease since the end of the prior year is attributable to franchise partnership acquisitions during the current year.

NOTE F – INVENTORIES

Our merchandise inventory was $29.9 million and $21.1 million as of March 1, 2011 and June 1, 2010, respectively.  The increase from the end of the prior fiscal year is due primarily to advance purchases of lobster, as described below.

Beginning in fiscal 2010, we have purchased lobster in advance of our needs and stored it in third-party facilities prior to our distributor taking possession of the inventory.  Once the lobster is moved to our distributor’s facilities, we transfer ownership to the distributor.  We later reacquire the inventory from our distributor upon its subsequent delivery to our restaurants.

NOTE G – PROPERTY, EQUIPMENT, ASSETS HELD FOR SALE, AND OPERATING LEASES

Property and equipment, net, is comprised of the following (in thousands):

	March 1, 2011	June 1, 2010
Land	$251,470	$218,806
Buildings	506,183	461,159
Improvements	431,788	399,874
Restaurant equipment	279,345	268,071
Other equipment	93,219	90,411
Construction in progress and other*	23,787	27,898
	1,585,792	1,466,219
Less accumulated depreciation and amortization	557,751	522,733
	$1,028,041	$943,486

* Included in Construction in progress and other as of March 1, 2011 and June 1, 2010 are $21.7 million and $24.8 million, respectively, of assets held for sale that are not classified as such in the Condensed Consolidated Balance Sheets as we do not expect to sell these assets within the next 12 months.  These assets primarily consist of parcels of land upon which we have no intention to build restaurants.

Amounts included in assets held for sale at March 1, 2011 and June 1, 2010 totaled $3.5 million and $3.2 million, respectively, primarily consisting of parcels of land upon which we have no intention to build restaurants, land and buildings of closed restaurants, and various liquor licenses.  During the 13 and 39 weeks ended March 1, 2011, we sold surplus and other properties with carrying values of $3.9 million and $4.8 million, respectively, at net losses of $0.1 million for each period.  Cash proceeds, net of broker fees, from these sales during the 13 and 39 weeks ended March 1, 2011 totaled $3.8 million and $4.7 million, respectively.  During the 13 and 39 weeks ended March 2, 2010, we sold surplus properties with carrying values of $0.7 million and $3.4 million, respectively, at a negligible net loss and net gains of $0.8 million, respectively.  Cash proceeds, net of broker fees, from these sales during the 13 and 39 weeks ended March 2, 2010 totaled $0.7 million and $4.1 million, respectively.

Approximately 51% of our 742 Ruby Tuesday restaurants are located on leased properties.  Of these, approximately 66% are land leases only; the other 34% are for both land and building.  The initial terms of these leases expire at various dates over the next 26 years.  These leases may also contain required increases in minimum rent at varying times during the lease term and have options to extend the terms of the leases at a rate that is included in the original lease agreement.  Most of our leases require the payment of additional (contingent) rent that is based upon a percentage of restaurant sales above agreed upon sales levels for the year.  These sales levels vary for each restaurant and are established in the lease agreements.  We recognize contingent rental expense (in annual as well as interim periods) prior to the achievement of the specified target that triggers the contingent rental expense, provided that achievement of that target is considered probable.

As discussed further in Note D to the Condensed Consolidated Financial Statements, we acquired 96 restaurants from franchisees during the first three quarters of fiscal 2011.  We recorded the property and equipment of these restaurants at their fair values, which were estimated to be $120.4 million at the acquisition dates.

NOTE H – LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

	March 1, 2011	June 1, 2010

Revolving credit facility	$194,600	$203,800
Series B senior notes,
due April 2013	44,442	48,442
Mortgage loan obligations	119,777	36,834
Capital lease obligations	293	190
	359,112	289,266
Less current maturities	14,988	12,776
	$344,124	$276,490

On December 1, 2010, we entered into a five-year revolving credit agreement (the “Credit Facility”), under which we may borrow up to $320.0 million with the option to increase our capacity by $50.0 million to $370.0 million.  The Credit Facility replaced the Prior Credit Facility that was entered into on February 28, 2007.  Bank of America, N.A., serves as Administrative Agent, Issuing Bank, Servicer and Swingline Lender under the Credit Facility.

The terms of the Credit Facility provide for a $40.0 million swingline subcommitment and a $50.0 million letter of credit subcommitment.  The Credit Facility also includes a $50.0 million franchise facility subcommitment, which covers our guarantees of debt of the franchise partners (“Franchise Facility Subcommitment”) and replaces a prior franchise facility (the “Franchise Facility”), which was dated as of November 19, 2004.

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

Under the terms of the Credit Facility, we had borrowings of $194.6 million with an associated floating rate of interest of 2.35% at March 1, 2011.  As of June 1, 2010, under the terms of the Prior Credit Facility, we had $203.8 million outstanding with an associated floating rate of interest of 1.63%.  After consideration of letters of credit outstanding and amounts borrowed under the Franchise Facility Subcommitment, we had $106.8 million available under the Credit Facility as of March 1, 2011.

The Credit Facility contains financial covenants relating to the maintenance of leverage and fixed charge coverage ratios and minimum net worth.  The covenants, as well as the conditions to each borrowing, are substantially similar to those contained in the Prior Credit Facility.  We are currently in compliance with our debt covenants.

On December 1, 2010, we drew down approximately $203.2 million under the Credit Facility to repay borrowings outstanding under the Prior Credit Facility.  Fees and expenses incurred in connection with the refinancing were paid from cash on hand.  Additionally, new letters of credit totaling $20.0 million were obtained to replace those outstanding under the Prior Credit Facility.

On April 3, 2003, we issued notes totaling $150.0 million through a private placement of debt (the “Private Placement”).  On December 1, 2010, we entered into an amendment of the notes issued in the Private Placement (“Note Amendment”).  Among other changes discussed below, this amendment conformed the covenants in this agreement to the covenants contained in the Credit Facility discussed above.

At March 1, 2011 and June 1, 2010, the Private Placement consisted of $44.4 million and $48.4 million, respectively, in notes with an interest rate of 7.17% (the “Series B Notes”).  The Series B Notes mature on April 1, 2013.  During the 26 weeks ended November 30, 2010, we offered, and our noteholders accepted, principal payments of $4.0 million on the Series B Notes.  Under the terms of the December 1, 2010 amendment to the Private Placement we are no longer required to offer principal prepayments to our noteholders.  Accordingly, we have not classified any of the $44.4 million principal balance as current as of March 1, 2011.

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

As discussed further in Note D to the Condensed Consolidated Financial Statements, we acquired all remaining membership interests in two franchise partnerships in our first, and seven additional franchise partnerships in our third, quarters of fiscal 2011.  In connection with these acquisitions, we assumed $128.6 million of long-term debt.  Of this amount, $34.5 million was owed to the lenders of the Franchise Facility Subcommitment.  Subsequent to the acquisitions, we paid these balances using borrowings from our Prior Credit Facility (in first quarter) and our Credit Facility (in third quarter).

Our $119.8 million in mortgage loan obligations as of March 1, 2011 consists of various loans acquired upon franchise acquisitions.  These loans, which mature between July 2011 and March 2024, have balances which range from negligible to $8.7 million and interest rates of 3.45% to 11.28%.  Many of the properties acquired from franchisees collateralize the loans outstanding.

NOTE I – CLOSURES AND IMPAIRMENTS EXPENSE

Closures and impairment expenses include the following for the 13 and 39 weeks ended March 1, 2011 and March 2, 2010 (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	March 1, 2011	March 2, 2010	March 1, 2011	March 2, 2010
Impairments for:
Open restaurants	$–	$1,540	$349	$2,005
Surplus properties	888	101	1,877	411
	888	1,641	2,226	2,416
Closed restaurant lease reserves	(432)	232	231	629
Other closing costs	150	431	232	615
Loss/(gain) on sale of surplus properties	177	6	180	(812)
	$783	$2,310	$2,869	$2,848

A rollforward of our future lease obligations associated with closed properties is as follows (in thousands):

Lease Obligations
Balance at June 1, 2010	$4,969
Lease obligation assumed with franchise acquisition	396
Closing expense including rent and other lease charges	231
Payments	(1,247)
Balance at March 1, 2011	$4,349

For the remainder of fiscal 2011 and beyond, our focus will be on obtaining settlements on as many of these leases as possible and these settlements could be higher or lower than the amounts recorded.  The actual amount of any cash payments made by the Company for lease contract termination costs will be dependent upon ongoing negotiations with the landlords of the leased restaurant properties.

At March 1, 2011, we had 28 restaurants that had been open more than one year with rolling 12-month negative cash flows of which 19 are recorded at salvage value.  Of the nine which remained, we reviewed the plans to improve cash flows at each of the restaurants and determined that no impairment was necessary.  The remaining net book value of these nine restaurants was $10.8 million at March 1, 2011.

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

Minimum funding for the Retirement Plan is determined in accordance with the guidelines set forth in employee benefit and tax laws.  From time to time we may contribute additional amounts as we deem appropriate.  We estimate that we will be required to make contributions totaling $0.2 million to the Retirement Plan during the remainder of fiscal 2011.

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

Because our Chief Executive Officer (“CEO”) is currently retirement-eligible and would be entitled to receive his entire pension payment in a lump sum six months following his retirement, we have classified an amount representing that pension payment ($8.1 million) into Accrued liabilities – payroll and related costs in our March 1, 2011 and June 1, 2010 Condensed Consolidated Balance Sheets.

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

The following tables detail the components of net periodic benefit costs and the amounts recognized in our Condensed Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the “Pension Plans”) and the Postretirement Medical and Life Benefits plans (in thousands):

	Pension Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	March 1,	March 2,	March 1,	March 2,
	2011	2010	2011	2010
Service cost	$129	$113	$387	$339
Interest cost	573	623	1,719	1,869
Expected return on plan assets	(98)	(106)	(294)	(318)
Amortization of prior service cost	82	82	246	246
Recognized actuarial loss	398	346	1,194	1,038
Net periodic benefit cost	$1,084	$1,058	$3,252	$3,174

	Postretirement Medical and Life Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	March 1,	March 2,	March 1,	March 2,
	2011	2010	2011	2010
Service cost	$2	$3	$6	$9
Interest cost	19	21	57	63
Amortization of prior service cost	(15)	(16)	(45)	(48)
Recognized actuarial loss	28	25	84	75
Net periodic benefit cost	$34	$33	$102	$99

We also sponsor two defined contribution retirement savings plans. Information regarding these plans is included in our Annual Report on Form 10-K for the fiscal year ended June 1, 2010.

NOTE K – INCOME TAXES

We had a liability for unrecognized tax benefits of $3.8 million and $3.4 million as of March 1, 2011 and June 1, 2010, respectively.  As of March 1, 2011 and June 1, 2010, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate was $2.5 million and $2.2 million, respectively.  We do not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

Interest and penalties related to unrecognized tax benefits are recognized as components of income tax expense.  As of March 1, 2011 and June 1, 2010, we had accrued $1.3 million and $1.1 million, respectively, for the payment of interest and penalties.  During the first 39 weeks of fiscal 2011, accrued interest and penalties increased by $0.3 million, of which $0.2 million affected the effective tax rate for the same time period.

The effective tax rate for the 13- and 39- week periods ended March 1, 2011 was (2.9)% and 10.6%, respectively, as compared to 20.1% and 20.2%, respectively, for the same periods of the prior year.  The change in the effective tax rate for the 13- and 39- week periods is attributable to an increase in the benefit of FICA Tip and Work Opportunity Tax Credits during the current year as compared to the same periods in the prior year coupled with the exclusion for tax purposes of net gains from franchise acquisitions in the current year.

At March 1, 2011, we are no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2007, and with few exceptions, state and local examinations by tax authorities prior to fiscal year 2007.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	March 1,	March 2,	March 1,	March 2,
	2011	2010	2011	2010
Net income	$16,000	$17,799	$32,962	$24,374
Pension liability reclassification, net of tax	297	264	892	792
Piccadilly settlement, net of tax	–	–	–	4
Comprehensive income	$16,297	$18,063	$33,854	$25,170

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

All options and restricted shares awarded under the Directors’ Plan have been at the fair market value at the time of grant.  A Committee, appointed by the Board, administers the Directors’ Plan.  At March 1, 2011, we had reserved 233,000 shares of common stock under this Plan, 138,000 of which were subject to options outstanding, for a net of 95,000 shares of common stock currently available for issuance under the Directors’ Plan.

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

At March 1, 2011, we had reserved a total of 5,369,000 and 1,315,000 shares of common stock for the 2003 SIP and 1996 SIP, respectively.  Of the reserved shares at March 1, 2011, 3,369,000 and 1,117,000 were subject to options outstanding for the 2003 SIP and 1996 SIP, respectively.  Stock option exercises are settled with the issuance of new shares.  Net shares of common stock available for issuance at March 1, 2011 under the 2003 SIP and 1996 SIP were 2,000,000 and 198,000, respectively.

Stock Options
The following table summarizes the activity in options for the 39 weeks ended March 1, 2011 under these stock option plans (in thousands, except per-share data):

		Weighted-
		Average
	Options	Exercise Price
Balance at June 1, 2010	4,046	$19.70
Granted	927	9.39
Exercised	(249)	7.64
Forfeited	(100)	23.57
Balance at March 1, 2011	4,624	$18.20

Exercisable at March 1, 2011	3,202	$22.58

Included in the outstanding balance shown above are approximately 2,302,000 of out-of-the money options.  Many of these options are expected to expire out-of-the money during the remainder of the current and next two fiscal years.

At March 1, 2011, there was approximately $1.8 million of unrecognized pre-tax compensation expense related to non-vested stock options.  This cost is expected to be recognized over a weighted-average period of 1.5 years.

During the first quarter of fiscal 2011, we granted approximately 927,000 stock options to certain employees under the terms of the 2003 SIP.  These stock options vest in equal annual installments over a three-year period following grant of the award, and have a maximum life of seven years.  These stock options do provide for immediate vesting if the optionee retires during the option period as well as if certain other events occur.  For employees meeting this criterion at the time of grant, the accelerated vesting provision renders the requisite service condition non-substantive under GAAP, and we therefore fully expense the fair value of stock options awarded to retirement-eligible employees on the date of grant.  As a result, we recorded during the first quarter of fiscal 2011 an expense of $2.3 million related to 430,000 stock options awarded on July 21, 2010 to our CEO.

Restricted Stock
The following table summarizes our restricted stock activity for the 39 weeks ended March 1, 2011 (in thousands, except per-share data):

		Weighted-Average
	Restricted	Grant-Date
Performance-based vesting:	Stock	Fair Value
Non-vested at June 1, 2010	721	$7.13
Granted	–	–
Vested	(421)	7.05
Forfeited	(1)	7.82
Non-vested at March 1, 2011	299	$7.24

		Weighted-Average
	Restricted	Grant-Date
Service-based vesting:	Stock	Fair Value
Non-vested at June 1, 2010	427	$7.42
Granted	235	10.21
Vested	(108)	9.44
Forfeited	–	–
Non-vested at March 1, 2011	554	$8.21

The fair values of the restricted share awards reflected above were based on the fair market value of our common stock at the time of grant.  At March 1, 2011, unrecognized compensation expense related to restricted stock grants expected to vest totaled approximately $3.1 million and will be recognized over a weighted average vesting period of approximately 1.8 years.

During the second quarter of fiscal 2011, RTI granted approximately 61,000 restricted shares to non-employee directors.  These shares vest in equal annual installments over a three-year period following grant of the award.

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

NOTE N – COMMITMENTS AND CONTINGENCIES

Guarantees

At March 1, 2011, we had certain third-party guarantees, which primarily arose in connection with our franchising and divestiture activities.  Generally, we are required to perform under these guarantees in the event that a third-party fails to make contractual payments or, in the case of franchise partnership debt guarantees, to achieve certain performance measures.

Franchise Partnership Guarantees
On December 1, 2010, we entered into the Credit Facility, which replaced both the Prior Credit Facility discussed in Note H to the Condensed Consolidated Financial Statements and the $48.0 million credit facility discussed below.

As part of the Credit Facility, we negotiated with various lenders a $50.0 million Franchise Facility Subcommitment, which covers our guarantees of debt of the franchise partners and replaced the $48.0 million Franchise Facility which had previously assisted the franchise partnerships with working capital needs and cash flows for operations.  Under the Franchise Facility Subcommitment we serve as partial guarantor, and in certain circumstances full guarantor, of the draws made by the franchise partnerships.  All commitments were for 12 months at the time we entered into the Credit Facility.

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

On January 23, 2011, our Seattle franchise partnership closed its four restaurants.  At the time of the Seattle closures, we had guarantees in place for two of Seattle’s loans, a $3.5 million loan which had been fully guaranteed under the terms of the Franchise Facility Subcommitment and a $1.2 million loan relating to one of the two Cancelled Facilities, for which we provided a 30% guarantee.  On January 28, 2011, notice was received from the lenders of the Franchise Facility Subcommitment that a default had occurred and we thus paid our $3.5 million guarantee shortly thereafter.  The amount of payment required under the second guarantee is $0.2 million, which is included in the liabilities discussed below.  We do not believe we are liable for any of Seattle’s other debts.

During January 2011, our Utah franchise partnership closed five of its six restaurants.  On February 25, 2011, we acquired the remaining restaurant owned by our Utah franchise partnership for $2.0 million.  At the time of acquisition, we had a guarantee in place for a $5.0 million line of credit owed by Utah which had been fully guaranteed under the terms of the Franchise Facility Subcommitment.  Under the terms of the purchase agreement, Utah paid down its $5.0 million line of credit with the full proceeds of the $2.0 million purchase price.  On February 28, 2011, notice was received from the lenders of the Franchise Facility Subcommitment that a default had occurred, and we subsequently paid the remaining $3.0 million guarantee on March 1, 2011.  We do not believe we are liable for any of Utah’s other debts.

As of March 1, 2011, the amounts guaranteed under the Franchise Facility Subcommitment and the Cancelled Facilities were $6.6 million and $1.9 million, respectively.  The guarantees associated with one of the Cancelled Facilities are collateralized by a portion of a $3.6 million letter of credit.  As of June 1, 2010, the amounts guaranteed under the Franchise Facility and the Cancelled Facilities were $47.3 million and $4.4 million, respectively.  Unless extended, guarantees under these programs will expire at various dates from November 2011 through February 2013.  To our knowledge, despite certain of these franchises having reported coverage ratios below the required levels, all of the franchise partnerships are current in the payment of their obligations due under these credit facilities.  We have recorded liabilities representing the estimated fair value of these guarantees totaling $0.3 million and $0.8 million as of March 1, 2011 and June 1, 2010, respectively.  With the exception of the portion relating to the Seattle guaranty as discussed above, these amounts were determined based on amounts to be received from the franchise partnerships as consideration for the guarantees.  We believe these amounts approximate the fair value of the guarantees.

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

We estimated our divestiture guarantees related to MHC at March 1, 2011 to be $2.9 million for employee benefit plans.  In addition, we remain contingently liable for MHC’s portion (estimated to be $2.1 million) of the MFC employee benefit plan liability for which MHC is currently responsible under the divestiture guarantee agreements.  We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

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

On September 30, 2009, the U.S. Equal Employment Opportunity Commission (“EEOC”) Pittsburgh Area Office filed suit in the United States District Court for the Western District of Pennsylvania Civil Action No. 2:09-cv-01330-DSC alleging the Company was in violation of the Age Discrimination in Employment Act (“ADEA”) by failing to hire employees within the protected age group in five Pennsylvania restaurants and one Ohio restaurant.  On October 19, 2009, the EEOC filed a Notice of an ADEA Directed Investigation Charge No. 533-2010-00062 regarding potential age discrimination in violation of the ADEA in hiring and discharge for all positions at all restaurant facilities.

The Company and the EEOC entered into an agreement to stay the lawsuit and the request for nationwide information under the directed investigation.  Pursuant to that stay both parties agreed to an exchange of information and to engage in mediation following the stay.

We have denied the allegations and intend to vigorously defend against the suit and the charge.  Despite the preliminary status of both matters, we do not believe that this matter will have a material adverse effect on our operations, financial position, or cash flows.

On November 8, 2010, a personal injury case styled Dan Maddy v. Ruby Tuesday, Inc., which had been filed in the Circuit Court for Rutherford County, Tennessee, was resolved through mediation.  Given that we maintain primary and secondary insurance coverage for claims such as the Maddy case, and we had previously paid the amount required by our self-insured retention limit, no payment was made by us at settlement.

Included in the Maddy settlement was a payment made by our secondary insurance carrier of $2,750,000.  Despite making this payment our secondary insurance carrier continues to maintain a reservation of rights, claiming it did not receive timely notice of this matter in accordance with the terms of the policy.  We believe our secondary insurance carrier received timely notice in accordance with the policy and, on May 21, 2010, had filed a suit for coverage in the United States District Court for the Eastern District of Tennessee.  We are aware that the secondary insurance carrier may amend its pleadings in the coverage suit to seek to recoup from us the $2,750,000 it paid at settlement.  As of April 11, 2011, our secondary insurance carrier has not amended to assert a claim against us to recover the settlement payment.  Should we have to pay anything to our secondary insurance carrier as a result of its claims, our service agreement with one former third-party claims administrator provides that it will indemnify us against any liabilities, loss or damage we may suffer as a result of any claim, cost, or judgment against us arising out of the third-party claims administrator's negligence or willful misconduct.

We believe, and have obtained a consistent opinion from outside counsel, that we have valid coverage under our insurance policies for any amounts in excess of our self-insured retention.  We further believe we have the right to the indemnification referred to above.  Despite the reservation of rights letter, and given that no claim has been asserted by our secondary insurance carrier, among other reasons, we believe this provides a basis for not recording a liability for any contingency associated with the Maddy settlement.  Based on the information currently available, our March 1, 2011 Condensed Consolidated Balance Sheet reflects no accrual relating to the Maddy case.  There can be no assurance, however, that we will prevail in our lawsuit against our insurance carrier regarding the issues raised in the reservation of rights letter should the secondary insurance carrier amend its pleadings to seek recoupment of the amount paid in settlement of the Maddy case.

NOTE O – FAIR VALUE MEASUREMENTS

The following table presents the fair values of our financial assets and liabilities measured at fair value on a recurring basis as of March 1, 2011 (in thousands):

	Fair Value Measurements
	Carrying Value at March 1, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred compensation plan -
assets	$8,587	$8,587	$–	$–
Deferred compensation plan -
liabilities	(8,587)	(8,587)	–	–
Total	$–	$–	$–	$–

During the 13 and 39 weeks ended March 1, 2011 there were no transfers among levels within the fair value hierarchy.

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

The following table presents the fair values for those assets and liabilities measured on a non-recurring basis and remaining on our Condensed Consolidated Balance Sheet as of March 1, 2011 and the losses recognized from all such measurements during the 13 and 39 weeks ended March 1, 2011 (in thousands):

	Fair Value Measurements
	Carrying Value at March 1,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Losses/(Gains)
	2011	(Level 1)	(Level 2)	(Level 3)	13 weeks	39 weeks
Long-lived assets held for sale *	$25,245	$–	$25,245	$–	$888	$1,877
Long-lived assets held for use	597	–	597	–	–	349
Total	$25,842	$–	$25,842	$–	$888	$2,226

* Included in the carrying value of long-lived assets held for sale are $21.7 million of assets included in Construction in progress in the Condensed Consolidated Balance Sheet as we do not expect to sell these assets within the next 12 months.

Long-lived assets held for sale are valued using Level 2 inputs, primarily information obtained through broker listings and sales agreements.  Costs to market and/or sell the assets are factored into the estimates of fair value for those assets included in Assets held for sale on our Condensed Consolidated Balance Sheet.  During the 39 weeks ended March 1, 2011, long-lived assets held for sale were written down to their fair value, resulting in a loss of $1.9 million, which is included in Closures and impairments in our Condensed Consolidated Statement of Income.  The fair value of these long-lived assets held for sale was $25.2 million as of March 1, 2011.

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

During the 39 weeks ended March 1, 2011, we recorded $0.3 million of impairments on our long-lived assets held for use, which is included with Closures and impairments expense in our Condensed Consolidated Statements of Income.  The Level 2 fair values of our long-lived assets held for use are based on broker estimates of the value of the land, building, leasehold improvements, and other residual assets.

Our financial instruments at March 1, 2011 and June 1, 2010 consisted of cash and short-term investments, accounts receivable and payable, notes receivable, long-term debt, franchise partnership guarantees, letters of credit, and, as previously discussed, deferred compensation plan investments.  The fair values of cash and short-term investments and accounts receivable and payable approximated carrying value because of the short-term nature of these instruments.  The carrying amounts and fair values of our other financial instruments not measured on a recurring basis using fair value, however subject to fair value disclosures are as follows (in thousands):

	March 1, 2011		June 1, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Deferred Compensation Plan
investment in RTI common stock	$1,574	$2,061	$2,036	$1,760
Notes receivable, gross*	1,065	1,060	7,026	7,016
Long-term debt and capital leases	356,650	364,064	289,266	291,512
Franchise partnership guarantees	349	349	791	817
Letters of credit	–	256	–	329

* The allowance for doubtful notes on our notes receivable was $0.9 million and $5.1 million as of March 1, 2011 and June 1, 2010, respectively.

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

General:

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”), owns and operates Ruby Tuesday®, one Jim ‘N Nick’s Bar-B-Q®, one Marlin & Ray’s™, one Truffles®, and two Wok Hay® casual dining restaurants.  We also franchise the Ruby Tuesday concept in selected domestic and international markets.  As of March 1, 2011 we owned and operated 742, and franchised 113, Ruby Tuesday restaurants.  Ruby Tuesday restaurants can now be found in 46 states, the District of Columbia, 15 foreign countries, and Guam.

Overview and Strategies

Casual dining, the segment of the industry in which we operate, is intensely competitive with respect to prices, services, convenience, locations, and the types and quality of food.  We compete with other food service operations, including locally-owned restaurants, and other national and regional restaurant chains that offer similar types of services and products as we do.  In 2005, our analysis of the bar and grill segment within casual dining indicated that many concepts, including Ruby Tuesday, were not clearly differentiated.  We believed that as the segment continued to mature, the lack of differentiation would make it increasingly difficult to attract new guests.  Consequently, we created brand reimaging initiatives to implement our strategy of clearly differentiating Ruby Tuesday from our competitors.  We implemented our strategy in stages by first focusing on food, then service, and in 2007, we embarked on the most capital-intensive aspect of our reimaging program – the creation of a fresh new look for our restaurants.  In order to maximize sales in our newly-reimaged brand, our marketing strategy for the last two years has focused on the key pillars of print promotions, digital media, and local marketing programs to entice guests to see the new Ruby Tuesday, increase frequency of visits, and enhance brand visibility.  We believe this marketing strategy more effectively communicates our brand and value message.  We have the ability to customize our marketing to specific markets, down to the individual restaurant level, which enables us to respond quickly with a different program if a specific market or restaurant is not achieving desired results.

While we were in the process of implementing our brand reimaging, consumer spending came under pressure for a variety of reasons, and further weakened in the fourth quarter of calendar 2008.  As the economic environment deteriorated, operating results for various casual dining concepts, including ours, declined significantly.  In response, beginning in the second half of fiscal 2009, we implemented several cost-reduction initiatives to improve cash flow at no dilution to the overall guest experience.  These cost savings were the result of various labor savings initiatives, including new scheduling systems and the realignment of field supervisors, which together accounted for approximately half of the savings.  Disciplined food cost management, improved operating efficiencies, and the closing of certain underperforming restaurants accounted for the remainder.  These initiatives resulted in cost savings of approximately $20.0 million in the second half of fiscal 2009 alone.  Furthermore, our low level of management and labor turnover during fiscal 2010 and 2009 benefited us two-fold: first, a more experienced work force resulted in improved customer service, and second, training costs were greatly reduced.

The improvements we have actualized in sales, earnings growth, and strengthening our balance sheet, in particular with our recently renewed five-year revolving credit facility (the “Credit Facility”), are enabling us to execute on our three-to-five year strategies to further strengthen and grow our business in a low-risk, low-capital, high-return manner.  The key initiatives in our Long Range Plan are focused in the following four areas:

•
Continue to Enhance Quality of Our Core Brand.  We have evolved our existing menu items to support our high-quality casual dining position, broaden our appeal with product extensions offering more variety and cravability, and provide our guests with compelling value.  Late in the second quarter of fiscal 2010, we introduced a menu which included an expanded appetizer line and new dinner entrees featuring a variety of lobster combinations.  Additionally, we launched a Tuesday Steak and Lobster program and a Sunday brunch offering, both of which have driven incremental sales and traffic, in addition to enhancing the overall perception of the Ruby Tuesday brand.  In the first quarter of fiscal 2011, we rolled out a new menu, began offering a complimentary bread program, and enhanced our fresh garden bar and Sunday brunch.  Our new menu items include 10 entrees; Fit & Trim offerings, which include 12 menu items that are 700 calories or less; and side offerings which now include fresh grilled green beans, fresh grilled zucchini, baked mac ‘n cheese, and blue cheese coleslaw.  We enhanced our garden bar with more variety and freshness by adding over 10 new items.  The addition of our fresh baked garlic cheese biscuits should further increase the overall value perception of our brand, in line with other high-quality casual dining restaurants.  Lastly, our Sunday brunch menu now includes 15 total items, and has been enhanced with the addition of French toast and new omelets.

From a labor standpoint, we deployed a new management structure which has our assistant managers now designated as either guest service managers or culinary managers, and this is enabling us to focus on delivering a more consistent guest experience.  We have also implemented smaller station sizes, increased bartender staffing levels, and added food runners to improve the dining experience.  Both the menu enhancements and the labor changes noted above are designed to enhance the overall experience for our guests in line with the leading high-quality casual dining dinner houses.

•
Increase Revenue and EBITDA Through New Concept Conversions and Franchise Partnership Acquisitions.  Part of our long-term plan is to get more out of existing restaurants by generating higher average restaurant volumes and thus more profit and cash flow with minimal capital investment.  Therefore, we will be converting certain underperforming Ruby Tuesday concept restaurants into other high-quality casual dining brands which might be better suited for success in selected markets.  To that end, on February 17, 2010, we entered into a licensing agreement with Jim N Nicks Barbq Riverchase, Inc. (“Jim ‘N Nick’s”) which allows us to operate multiple restaurants under the Jim ‘N Nick’s Bar-B-Q® name.  Jim ‘N Nick’s is an Alabama-based barbeque concept that currently operates 27 restaurants in seven states.  Additionally, on July 22, 2010, we entered into a licensing agreement with Gourmet Market, Inc. which allows us to operate multiple restaurants under the Truffles® name.  Truffles is an upscale casual dining café featuring seafood and steaks which currently operates three restaurants in the vicinity of Hilton Head Island, South Carolina.  Our potential conversion concepts now include Jim ‘N Nick’s, Truffles, Wok Hay (an Asian bistro which we own), and Marlin & Ray’s, which is our new internally-developed seafood concept.  We anticipate converting one or two underperforming Company-owned Ruby Tuesday restaurants to these conversion concepts during the remainder of fiscal 2011.  We believe the low capital requirement and potential increased revenue and EBITDA for these conversions should provide attractive cash-on-cash returns for our shareholders.

A second component to this long-term plan is focused on the acquisition of our franchise partners in order to generate incremental revenue and EBITDA.  We closed on two acquisitions in the first quarter of fiscal 2011 and closed on an additional eight acquisitions in the third quarter of fiscal 2011.  We anticipate acquiring two additional franchise partnerships by the end of fiscal 2011.

•
Focus on Low Risk, Low Capital-Intensive Growth.  In an effort to be prudent with our capital and in order to maximize returns for our shareholders, we are starting to slowly grow our Company in a low risk, low capital intensive manner.  Over time, we plan on opening Company-owned, smaller inline-type Ruby Tuesday restaurants.  Additionally, on September 13, 2010, we entered into a licensing agreement with LFMG International, LLC (“Lime”) which allows us to operate multiple restaurants under the Lime Fresh Mexican Grill® name.  Lime is a fast casual Mexican concept that currently operates several restaurants primarily in the vicinity of Miami, Florida.  Given that the fast casual segment of our industry is a proven and growing segment where demand exceeds supply, we believe opening smaller, inline locations under the Lime brand is a potential growth option for us.  We expect to open our first inline Company-owned Lime restaurant during the first quarter of fiscal 2012.  The ability to enter the growing fast casual segment with a strong brand such as Lime and further expand our Ruby Tuesday Company-owned brand provides a growth option that has the potential to create long-term value for our shareholders with relatively low risk.

•
Generate Free Cash Flow and Improve Our Balance Sheet.  During the past year, we continued to strengthen our balance sheet through deleveraging and also entered into a new Credit Facility which provides us with greater flexibility.  We will, in the short term, continue to use our free cash flow to pay down debt.  We define “free cash flow” to be the net amount remaining when purchases of property and equipment are subtracted from net cash provided by operating activities.  If we are successful in continuing to stabilize same-restaurant sales and maintaining or lowering our cost structure, we have the opportunity to generate substantial levels of free cash flow.  Furthermore, our near-term capital requirements are relatively modest as we anticipate converting only one or two Ruby Tuesday concept restaurants into other concepts, during the remainder of fiscal 2011.

We generated $58.2 million of free cash flow in the first three quarters of fiscal 2011, all of which was used to repay debt.  We estimate we will generate $10.0 to $20.0 million of free cash flow during the remainder of fiscal 2011.  Included in these estimates is anticipated capital spending of $10.0 to $13.0 million.  We currently intend to use a substantial portion of the free cash flow generated during the remainder of fiscal 2011 and beyond to reduce debt.  During fiscal 2011, we assumed $128.6 million of long-term debt in connection with franchise restaurant acquisitions.  Our objective in the near term is to continue to reduce debt in order to further reduce the financial risk related to our leverage and to resume returning capital to our shareholders.  See further discussion in the Financing Activities section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Our success in the four key Long Range Plan initiatives outlined above should enable us to improve our return on assets and create additional shareholder value.

Results of Operations:

The following is an overview of our results of operations for the 13- and 39-week periods ended March 1, 2011:

Net income decreased to $16.0 million for the 13 weeks ended March 1, 2011 compared to $17.8 million for the same quarter of the previous year.  Diluted earnings per share for the fiscal quarter ended March 1, 2011 decreased to $0.25 compared to $0.28 for the corresponding period of the prior year as a result of the decrease in net income as discussed below.

During the 13 weeks ended March 1, 2011:

•	73 Company-owned Ruby Tuesday restaurants were acquired from certain of our franchise partnerships;

•	Two Company-owned Ruby Tuesday restaurants were converted (one to a Marlin & Ray’s restaurant and one to a Truffles restaurant);

•	Seven Company-owned Ruby Tuesday restaurants were closed, one in anticipation of conversion into another high-quality casual dining concept;

•	Aside from the restaurants sold to the Company, one franchise restaurant was opened and 13 were closed; and

•	Same-restaurant sales* at Company-owned restaurants decreased 1.2%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants increased 0.4%.

Net income increased to $33.0 million for the 39 weeks ended March 1, 2011 compared to $24.4 million for the same period of the previous year.  Diluted earnings per share for the 39 weeks ended March 1, 2011 increased to $0.51 compared to $0.40 for the corresponding period of the prior year as a result of the increase in net income as discussed below.

During the 39 weeks ended March 1, 2011:

•	96 Company-owned Ruby Tuesday restaurants were acquired, including 93 purchased from certain of our franchise partnerships and three purchased from a traditional domestic franchisee;

•	We opened our first Jim ‘N Nick’s, Truffles, and Marlin & Ray’s concept restaurants, each of which was converted from an existing Ruby Tuesday concept restaurant;

•	10 Company-owned Ruby Tuesday restaurants were closed, three of which have been converted and one in anticipation of conversion to another high-quality casual dining concept;

•	Aside from the restaurants sold to the Company, six franchise restaurants were opened and 20 were closed. Additionally, a traditional international franchisee opened one Wok Hay restaurant; and

•	Same-restaurant sales* at Company-owned restaurants increased 1.3%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants increased 0.8%.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	March 1,	March 2,	March 1,	March 2,
	2011	2010	2011	2010
Revenue:
Restaurant sales and operating revenue	99.4%	99.5%	99.4%	99.5%
Franchise revenue	0.6	0.5	0.6	0.5
Total revenue	100.0	100.0	100.0	100.0
Operating costs and expenses:
Cost of merchandise (1)	29.3	28.5	28.9	29.2
Payroll and related costs (1)	33.5	32.7	33.8	33.8
Other restaurant operating costs (1)	20.7	19.4	20.6	20.6
Depreciation and amortization (1)	4.9	5.2	5.1	5.5
Selling, general and administrative, net	5.8	5.8	6.8	6.0
Closures and impairments	0.2	0.8	0.3	0.3
Equity in losses/(earnings) of
unconsolidated franchises	0.3	(0.2)	0.1	0.0
Interest expense, net	1.0	1.2	0.9	1.5
Income before income taxes	4.9	7.2	4.0	3.5
(Benefit)/provision for income taxes	(0.1)	1.5	0.4	0.7
Net income	5.0%	5.8%	3.6%	2.8%

(1)     As a percentage of restaurant sales and operating revenue.

The following table shows Company-owned Ruby Tuesday, Jim ‘N Nick’s, Marlin & Ray’s, Truffles, and Wok Hay concept restaurant activity for the 13- and 39-week periods ended March 1, 2011 and March 2, 2010.

	Ruby Tuesday	Jim ‘N Nick’s	Marlin & Ray’s	Truffles	Wok Hay	Total
Company owned:
13 weeks ended March 1, 2011
Beginning number	676	1	–	–	2	679
Opened	–	–	1	1	–	2
Acquired from franchisees	73	–	–	–	–	73
Closed	(7)	–	–	–	–	(7)
Ending number	742	1	1	1	2	747

39 weeks ended March 1, 2011
Beginning number	656	–	–	–	2	658
Opened	–	1	1	1	–	3
Acquired from franchisees	96	–	–	–	–	96
Closed	(10)	–	–	–	–	(10)
Ending number	742	1	1	1	2	747

13 weeks ended March 2, 2010
Beginning number	670	–	–	–	2	672
Opened	–	–	–	–	–	–
Closed	(11)	–	–	–	–	(11)
Ending number	659	–	–	–	2	661

39 weeks ended March 2, 2010
Beginning number	672	–	–	–	2	674
Opened	–	–	–	–	–	–
Closed	(13)	–	–	–	–	(13)
Ending number	659	–	–	–	2	661

The following table shows franchised Ruby Tuesday concept restaurant activity for the 13- and 39-week periods ended March 1, 2011 and March 2, 2010.

	Thirteen weeks ended		Thirty-nine weeks ended
	March 1, 2011	March 2, 2010	March 1, 2011	March 2, 2010
Beginning number	198	227	223	229
Opened	1	1	6	4
Sold to RTI	(73)	–	(96)	–
Closed	(13)	(3)	(20)	(8)
Ending number	113	225	113	225

In addition to the Ruby Tuesday concept restaurant activity in the table above, a traditional international franchisee opened one Wok Hay concept restaurant during our second quarter of fiscal 2011.

We expect our domestic and international franchisees to open approximately one to two additional Ruby Tuesday restaurants during the remainder of fiscal 2011.  We currently anticipate converting one or two Company-owned Ruby Tuesday concept restaurants into other concepts during the remainder of fiscal 2011.

Revenue

RTI’s restaurant sales and operating revenue for the 13 weeks ended March 1, 2011 increased 3.8% to $317.2 million compared to the same period of the prior year.  This increase primarily resulted from the acquisition of 96 restaurants from franchisees during the current year, offset by a 1.2% decline in same-restaurant sales in the third quarter of fiscal 2011.  The decrease in same-restaurant sales is attributable to a decrease in guest traffic due to inclement winter weather in many of our core markets during the current quarter.  This was partially offset by higher average net check in the current quarter compared to the same quarter in the prior year, which was due primarily to a shift in our value positioning and print incentive strategy in which we utilized fewer freestanding insert coupons in the current quarter compared to the same quarter of the prior year.

Franchise revenue for the 13 weeks ended March 1, 2011 increased 17.3% to $1.9 million compared to the same period of the prior year.  Franchise revenue is predominately comprised of domestic and international royalties, which totaled $1.8 million and $1.6 million for the 13-week periods ended March 1, 2011 and March 2, 2010, respectively.  This increase is due to higher royalties from traditional international and domestic franchisees, due in part to higher same-restaurant sales for domestic franchise Ruby Tuesday restaurants of 0.4% in the third quarter of fiscal 2011, offset by lower royalties from franchise partnerships due to the acquisition of 93 franchise partnership restaurants during the current year.

For the 39 weeks ended March 1, 2011, sales at Company-owned restaurants increased 3.4% to $906.8 million compared to the same period of the prior year.  This increase primarily resulted from the acquisition of 96 restaurants from franchisees during the current year coupled with a 1.3% increase in same-restaurant sales for the 39 weeks ended March 1, 2011.  The increase in same-restaurant sales is attributable to higher average net check in the current year compared to the prior year due to a shift in our value positioning and print incentive strategy since the prior year and a change in menu mix from the rollout of our new menu in August, offset by an overall decrease in guest traffic compared to the same period of the prior year.

For the 39-week period ended March 1, 2011, franchise revenues increased 20.8% to $5.5 million compared to $4.5 million for the same period in the prior year.  Domestic and international royalties totaled $5.0 million and $4.4 million for the 39-week periods ending March 1, 2011 and March 2, 2010, respectively.  This increase is due to an increase in royalties from our traditional domestic franchisees as we recognized royalty fees due from a traditional domestic franchisee who previously had been deferring payment in the current year, coupled with an increase in same-restaurant sales for domestic franchise Ruby Tuesday restaurants of 0.8% for the 39 weeks ended March 1, 2011.  Partially offsetting the increase was a decrease in royalties from franchise partnerships due to the acquisition of 93 franchise partnership restaurants during the current year.

Under our accounting policy, we do not recognize franchise fee revenue for any franchise with negative cash flows at times when the negative cash flows are deemed to be anything other than temporary and the franchise has either borrowed directly from us or through a facility for which we provide a guarantee.  We also do not recognize additional franchise fee revenue from franchisees with fees in excess of 60 days past due.  Accordingly, we have deferred recognition of a portion of franchise revenue from certain franchises.  Unearned income for franchise fees was $1.1 million and $2.4 million as of March 1, 2011 and June 1, 2010, respectively, which are included in Other deferred liabilities and/or Accrued liabilities – rent and other in the Condensed Consolidated Balance Sheets.

Pre-tax Income

Pre-tax income decreased $6.7 million to $15.5 million for the 13 weeks ended March 1, 2011, from the same period of the prior year.  The lower pre-tax income is due to a decrease in same-restaurant sales of 1.2% at Company-owned restaurants and equity in losses of unconsolidated franchises of $0.9 million during the current quarter compared to equity in earnings of $(0.6) million in the same quarter of the prior year.  The decrease also included increases, as a percentage of restaurant sales and operating revenue, of cost of merchandise, payroll and related costs, and other restaurant operating costs.  These higher costs were partially offset by $0.8 million in pre-tax income on the 93 restaurants acquired from franchise partnerships during the first three quarters of fiscal 2011, and decreases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of depreciation, closures and impairments, and interest expense, net.  As a percentage of total revenue, selling, general, and administrative, net, was consistent with the same quarter of the prior year.

For the 39-week period ended March 1, 2011, pre-tax income increased $6.4 million to $36.9 million, from the same period of the prior year.  The higher pre-tax income is due in part to an increase in same-restaurant sales of 1.3% at Company-owned restaurants and lower interest expense ($5.4 million).  The increase also included $1.1 million in pre-tax income on the 93 restaurants acquired from franchise partnerships during the first three quarters of fiscal 2011, and decreases, as a percentage of restaurant sales and operating revenue, of cost of merchandise and depreciation.  These lower costs were partially offset by increases, as a percentage of total revenue, of selling, general, and administrative expense, net.  As a percentage of restaurant sales and operating revenue or total revenue, as appropriate, payroll and related costs, other restaurant operating costs, and closures and impairments were consistent with the prior year period.

In the paragraphs that follow, we discuss in more detail the components of the increase in pre-tax income for the 13- and 39-week periods ended March 1, 2011, as compared to the comparable periods in the prior year.  Because a significant portion of the costs recorded in the Cost of merchandise, Payroll and related costs, Other restaurant operating costs, and Depreciation and amortization categories are either variable or highly correlate with the number of restaurants we operate, we evaluate our trends by comparing the costs as a percentage of restaurant sales and operating revenue, as well as the absolute dollar change, to the comparable prior year period.

Fiscal Year 2011 Franchise Restaurant Acquisitions

The table below shows operating results from the dates of acquisition for the 13 and 39 weeks ended March 1, 2011 for the 93 restaurants that were acquired from franchise partnerships in fiscal 2011 (in thousands):

	March 1, 2011
	13 weeks ended	39 weeks ended

Total revenue	$18,425	$31,082

Cost of merchandise	5,430	9,051
Payroll and related costs	6,166	10,329
Other restaurant operating costs	4,229	7,277
Depreciation and amortization	819	1,631
Selling, general, and administrative	946	1,703
	17,590	29,991
Income before income taxes	$835	$1,091

Cost of Merchandise

Cost of merchandise increased $5.7 million (6.5%) to $92.8 million for the 13 weeks ended March 1, 2011, from the corresponding period of the prior year.  As a percentage of restaurant sales and operating revenue, cost of merchandise increased from 28.5% to 29.3%.  Excluding the $5.4 million increase from the 93 franchise partnership restaurants acquired in fiscal 2011, cost of merchandise increased $0.2 million (0.3%).

Cost of merchandise increased $6.4 million (2.5%) to $262.4 million for the 39 weeks ended March 1, 2011, from the corresponding period of the prior year.  As a percentage of restaurant sales and operating revenue, cost of merchandise decreased from 29.2% to 28.9%.  Excluding the $9.1 million increase from the 93 franchise partnership restaurants acquired in fiscal 2011, cost of merchandise decreased $2.6 million (1.0%).

For the 13 weeks ended March 1, 2011, the change in absolute dollars not attributable to the restaurant acquisitions is insignificant.

For the 39 weeks ended March 1, 2011, the absolute dollar change not attributable to the restaurant acquisitions is due to lower food costs at our other restaurants as a result of a decrease in guest counts during our third and first quarters of the current year.  We experienced lower guest counts during our third quarter due to inclement winter weather in many of our core markets during the quarter, and experienced lower guest counts in our first quarter as a result of a shift in our value promotion strategy by changing the “Buy One Get One Free” promotion offered during the first quarter of the prior year to a “Buy One Get One Free Up to $10” or a “25% Off” on our Specialties, Fork-Tender Ribs, and Handcrafted Steaks.  Partially offsetting the decrease in cost of sales due to guest counts were the addition of garlic cheese biscuits, produce price increases, and wine costs as discussed below.

As a percentage of restaurant sales and operating revenue, the increase in cost of merchandise for the 13 weeks ended March 1, 2011 is due primarily to the rollout of garlic cheese biscuits at all of our restaurants coupled with price increases during the third quarter of the current year on several produce items due to the winter freeze that impacted crops in Mexico.  Wine cost also increased due to rolling out a five ounce glass of premium wine.  As a percentage of restaurant sales and operating revenue, the decrease in cost of merchandise for 39 weeks ended March 1, 2011 is due to leveraging with higher sale volumes coupled with a shift of our value promotion strategy as discussed above.

Payroll and Related Costs

Payroll and related costs increased $6.4 million (6.4%) to $106.2 million for the 13 weeks ended March 1, 2011, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, payroll and related costs increased from 32.7% to 33.5%.  Excluding the $6.2 million increase from the 93 franchise partnership restaurants acquired in fiscal 2011, payroll and related costs increased $0.2 million (0.2%).

Payroll and related costs increased $10.1 million (3.4%) to $306.2 million for the 39 weeks ended March 1, 2011, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, payroll and related costs remained consistent with the prior year period at 33.8%.  Excluding the $10.3 million increase from the 93 franchise partnership restaurants acquired in fiscal 2011, payroll and related costs decreased $0.2 million (0.1%).

For the 13 and 39 weeks ended March 1, 2011, the change in absolute dollars not attributable to the restaurant acquisitions is insignificant.

As a percentage of restaurants sales and operating revenue, the increase in payroll and related costs for the 13 weeks ended March 1, 2011, is due to higher hourly labor which resulted from additional hours scheduled for Saturday nights, additional bartender labor on Monday nights during football season, increased labor associated with the rollout of our bread program, and unfavorable state unemployment costs due to rate increases in 20 states, coupled with a loss of leveraging associated with lower sales volumes.

Other Restaurant Operating Costs

Other restaurant operating costs increased $6.5 million (11.1%) to $65.7 million for the 13-week period ended March 1, 2011, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, these costs increased from 19.4% to 20.7%.  Excluding the $4.2 million increase from the 93 franchise partnership restaurants acquired in fiscal 2011, other restaurant operating costs increased $2.3 million (3.9%).

Other restaurant operating costs increased $6.1 million (3.4%) to $186.5 million for the 39-week period ended March 1, 2011, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, these costs remained consistent with the prior year at 20.6%.  Excluding the $7.3 million increase from the 93 franchise partnership restaurants acquired in fiscal 2011, other restaurant operating costs decreased $1.1 million (0.6%).

For the 13 weeks ended March 1, 2011, the increase in other restaurant operating costs not attributable to the acquired franchise partnership restaurants related to the following (in thousands):

Franchise partnership debt guarantees	$6,703
Repairs	1,083
Net gain on franchise acquisitions	(5,129)
Other reductions	(342)
Net increase	$2,315

In both absolute dollars and as a percentage of restaurant sales and operating revenue for the 13-week period, the increase not directly attributable to operations of the 93 restaurants acquired from franchise partnerships is a result of guaranty expense relating primarily to debt defaults by certain franchisees we chose not to acquire and which now have ceased operations (see further discussion in Note N to the

Condensed Consolidated Financial Statements).  Additionally, repairs were higher compared to the same quarter of the prior year due in part to increased snow removal expense, as well as roof and sign repairs resulting from inclement winter weather in many of our markets during the current quarter.  These were partially offset by a net gain on the acquisitions of 93 restaurants from ten of our franchise partnerships during the current year as further discussed in Note D to the Condensed Consolidated Financial Statements.

For the 39 weeks ended March 1, 2011, the change in other restaurant operating costs not attributable to the acquired franchise partnership restaurants related to the following (in thousands):

Net gain on franchise acquisitions	$(6,789)
Rent and leasing	(1,590)
Supplies	(1,274)
Bad debt expense	(1,140)
Insurance	(1,332)
Franchise partnership debt guarantees	6,703
Repairs	1,881
Cable package upgrades	1,065
Reduced Visa/Mastercard antitrust settlement income	838
Other increases	506
Net reductions	$(1,132)

In both absolute dollars and as a percentage of restaurant sales and operating revenue for the 39-week period, the decrease not directly attributable to the operations of 93 restaurants acquired from franchise partnerships is a result of a net gain on the acquisitions of the 93 restaurants during the current year as further discussed in Note D to the Condensed Consolidated Financial Statements, lower bad debt expense due to larger prior year adjustments for notes due from certain franchisees, lower rent and leasing due to restaurants that have closed since the prior year, lower supplies as a result of a reduction in linen and packaging supplies due in part to price reductions with the change to a new linen vendor, and lower general liability insurance expense due to favorable claims experience.  These were partially offset by increased guaranty expense as discussed above, higher repairs expense due to impinger oven maintenance, increased costs associated with the inclement winter weather during the current quarter, and an overall increase in building repairs as we incurred costs to maintain the look of our restaurants from the reimaging completed in fiscal 2008.  Other offsets include upgrading our cable packages during the current year to offer a greater variety of sports programming in our bar area of certain restaurants and accrued income in the prior year relating to the net proceeds from the Visa/MasterCard antitrust class action litigation of which we were a class member.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.3 million (1.9%) to $15.6 million for the 13-week period ended March 1, 2011, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, this expense decreased from 5.2% to 4.9%.

Depreciation and amortization expense decreased $2.1 million (4.4%) to $46.3 million for the 39-week period ended March 1, 2011, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, this expense decreased from 5.5% to 5.1%.

In terms of both absolute dollars and as a percentage of restaurant sales and operating revenue, the decrease for the 13- and 39-week periods is primarily due to reduced depreciation for assets that became fully depreciated since the second quarter of the prior year, which was partially offset by increased depreciation on the restaurants acquired from franchisees since the same quarter of the prior year.

Selling, General and Administrative Expenses, Net

Selling, general and administrative expenses, net of support service fee income, increased $0.8 million (4.3%) to $18.4 million for the 13-week period ended March 1, 2011, as compared to the corresponding period in the prior year.  Excluding the $0.9 million increase from the 93 franchise partnership restaurants acquired in fiscal 2011, selling, general and administrative, net of support service fee income decreased $0.2 million (1.0%).

Selling, general and administrative expenses, net of support service fee income, increased $9.1 million (17.2%) to $62.2 million for the 39-week period ended March 1, 2011, as compared to the corresponding period in the prior year.  Excluding the $1.7 million increase from the 93 franchise partnership restaurants acquired in fiscal 2011, selling, general and administrative, net of support service fee income increased $7.4 million (14.0%).

The increase for the 13- and 39-week periods is primarily due to higher advertising costs ($1.2 million and $6.7 million, respectively) as a result of testing a marketing initiative by inserting coupons in certain national magazines and an increase in internet advertising due to the implementation of digital media since the prior year.  Also contributing to the increase were higher management labor and training payroll ($1.1 million and $2.5 million, respectively) due to an increase, since the same quarter of the prior year, in team members, travel and related costs ($0.4 million and $1.1 million, respectively) as a result of an increase in training sessions during the current year, share-based compensation expense ($0.4 million for both the 13 and 39 week periods), and higher consulting fees for the 39-week period ($0.7 million), primarily relating to cost savings initiatives.  These were partially offset by a reduction in bonus expense ($2.7 million and $3.2 million, respectively) based on current expectations.

Closures and Impairments

Closures and impairments expense decreased $1.5 million to $0.8 million for the 13-week period ended March 1, 2011, as compared to the corresponding period of the prior year.  The decrease for the 13-week period is due to lower impairment charges ($0.8 million), closed restaurant lease reserve expense ($0.7 million), and other closing costs ($0.3 million), which were partially offset by higher losses on the sale of surplus properties ($0.2 million).

Closures and impairments increased to $2.9 million for the 39-week period ended March 1, 2011, as compared to $2.8 million for the corresponding period of the prior year.  The increase for the 39-week period is due to losses on the sale of surplus properties during the current year period compared to a gain on the sale of surplus properties in the prior year period ($1.0 million), which was partially offset by reductions in closed restaurant lease reserve expense ($0.4 million), other closing costs ($0.4 million), and restaurant impairment charges ($0.2 million).

See Note I to our Condensed Consolidated Financial Statements for further information on our closures and impairment charges recorded during the first three quarters of fiscal 2011 and 2010.

Equity in Losses/(Earnings) of Unconsolidated Franchises

Our equity in the losses of unconsolidated franchises was $0.9 million for the 13 weeks ended March 1, 2011 compared with $0.6 million in earnings for the 13 weeks ended March 2, 2010.  The change is attributable to increased losses or decreased earnings from investments in five of our 50%-owned franchise partnerships, of which three were acquired during the current quarter and one during the first quarter of the current fiscal year.  Included in these increased losses was $0.7 million, which represents our share of an impairment loss recorded on a closed franchise restaurant.  Offsetting this were decreased losses in one of our 50%-owned franchise partnerships which was acquired during the current quarter.

Our equity in the losses of unconsolidated franchises was $0.6 million for the 39 weeks ended March 1, 2011 compared with $0.4 million for the 39 weeks ended March 2, 2010.  The change is attributable to increased losses from investments in two of our 50%-owned franchise partnerships, both of which were acquired during the current 39-week period.  Offsetting this were decreased losses or increased earnings from investments in four of our 50%-owned franchise partnerships, of which three were acquired during the current 39-week period.

As of March 1, 2011, we held a 50% equity investment in one franchise partnership which operates 12 Ruby Tuesday restaurants.  As of March 2, 2010, we held 50% equity investments in each of six franchise partnerships which then collectively operated 70 Ruby Tuesday restaurants.

Interest Expense, Net

Net interest expense decreased $0.5 million to $3.1 million for the 13 weeks ended March 1, 2011, as compared to the corresponding period in the prior year, primarily due to lower average debt outstanding on our revolving credit agreement during the current quarter compared to the same quarter of the prior year and the payoff of the Private Placement Series A Notes since the third quarter of the prior year.  This was partially offset by interest expense on debt assumed from franchise partnership acquisitions since the same quarter of the prior year.

Net interest expense decreased $5.4 million to $8.1 million for the 39-week period ended March 1, 2011, primarily due to lower average debt outstanding on our revolving credit agreement during the current 39-week period compared to the same period of the prior year, and the payoff of the Private Placement Series A Notes since the third quarter of the prior year.

(Benefit)/Provision for Income Taxes

The effective tax rate for the 13- and 39- week periods ended March 1, 2011 was (2.9)% and 10.6%, respectively, as compared to 20.1% and 20.2%, respectively, for the same periods of the prior year.  The change in the effective tax rate for the 13- and 39- week periods is attributable to an increase in the benefit of FICA Tip and Work Opportunity Tax Credits during the current year as compared to the same periods in the prior year coupled with the exclusion for tax purposes of net gains from franchise acquisitions in the current year.

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

In our Annual Report on Form 10-K for the year ended June 1, 2010, we identified our critical accounting policies related to share-based employee compensation, impairment of long-lived assets, franchise accounting, lease obligations, estimated liability for self-insurance, and income tax valuation allowances and tax accruals.  During the first 39 weeks of fiscal 2011, we consider the accounting for business combinations to be a critical accounting policy due to the acquisition of 96 restaurants from franchisees as further discussed in Note D to the Condensed Consolidated Financial Statements.

Business Combinations

We account for business combinations using the acquisition method, which requires, among other things, that most assets and liabilities assumed be recognized at their acquisition date fair values.  We record goodwill when the purchase price exceeds the estimated fair value of the net assets acquired.  The determination of estimated fair values of assets and liabilities requires significant estimates and assumptions, including but not limited to, determining the estimated future cash flows, estimated useful lives of assets, and appropriate discount rates.  We believe that the estimated fair values assigned to the assets and liabilities assumed from our franchisee acquisitions are based on reasonable assumptions.  However, the fair value estimates for the purchase price allocation may change during the allowable allocation period under Accounting Standards Codification Topic 805, Business Combinations, which is up to one year from the acquisition date, if additional information becomes available that would require a change to our estimates.

Liquidity and Capital Resources:

Cash and cash equivalents decreased by $0.7 million and $0.2 million during the first 39 weeks of fiscal 2011 and 2010, respectively.  The change in cash and cash equivalents is as follows (in thousands):

	Thirty-nine weeks ended
	March 1,	March 2,
	2011	2010
Cash provided by operating activities	$76,490	$104,543
Cash used by investing activities	(18,368)	(6,871)
Cash used by financing activities	(58,777)	(97,865)
Decrease in cash and cash equivalents	$(655)	$(193)

Operating Activities

Our cash provided by operations is generally derived from cash receipts generated by our restaurant customers and franchisees.  Substantially all of the $906.7 million and $876.8 million of restaurant sales and operating revenue disclosed in our Condensed Consolidated Statements of Income for the 39 weeks ended March 1, 2011 and March 2, 2010, respectively, was received in cash either at the point of sale or within two to four days (when our guests paid with debit or credit cards).  Our primary uses of cash for operating activities are food and beverage purchases, payroll and benefit costs, restaurant operating costs, general and administrative expenses, and marketing, a significant portion of which are incurred and paid in the same period.

Cash provided by operating activities for the first 39 weeks of fiscal 2011 decreased $28.1 million (26.8%) from the corresponding period in the prior year to $76.5 million.  The decrease is due primarily to an increase in cash paid for income taxes of $22.9 million, a substantial portion of which is due to a prior year federal refund related to a tax accounting method change as permitted by the Internal Revenue Service relating to the expensing of certain repairs, coupled with $6.5 million in payments made during the third quarter of the current year relating to guarantees to lenders for certain of the debt for two franchise partnerships as further discussed in Note N to the Condensed Consolidated Financial Statements.

Our working capital deficiency and current ratio as of March 1, 2011 were $37.0 million and 0.7:1, respectively.  As is common in the restaurant industry, we carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset) or debt reduction (a long-term liability) and receivable and inventory levels are generally not significant.

Investing Activities

We require capital principally for the maintenance and upkeep of our existing restaurants, limited new or converted restaurant construction, investments in technology, equipment, remodeling of existing restaurants, and on occasion for the acquisition of franchisees or other restaurant concepts.  Property and equipment expenditures purchased with internally generated cash flows for the 39 weeks ended March 1, 2011 were $18.3 million.

Capital expenditures for the remainder of the fiscal year are estimated to be approximately $10.0 to $13.0 million based on our planned improvements for existing restaurants.  We intend to fund our investing activities with cash provided by operations.

As discussed further in Note D to the Condensed Consolidated Financial Statements, during the 39 weeks ended March 1, 2011, we spent $4.4 million, plus assumed debt, to acquire the remaining member or limited partnership interests of nine franchise partnerships which collectively operated 93 restaurants, one restaurant from a tenth franchise partnership, and three restaurants from a traditional domestic franchisee.  We expect to acquire two franchise partnerships during the fourth quarter of fiscal 2011.

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

As further discussed in Note B to the Condensed Consolidated Financial Statements, during the first quarter of the prior year, we closed an underwritten public offering of 11.5 million shares of Ruby Tuesday, Inc. common stock at $6.75 per share, less underwriting discounts.  We received approximately $73.1 million in net proceeds from the sale of the shares, after deducting underwriting discounts and offering expenses.  The net proceeds were used to repay indebtedness under our previously outstanding five-year revolving credit facility (“Prior Credit Facility”).

On December 1, 2010, we entered into the Credit Facility, under which we may borrow up to $320.0 million with the option to increase our capacity by $50.0 million to $370.0 million.  The Credit Facility replaced the Prior Credit Facility that was entered into on February 28, 2007.  Bank of America, N.A., serves as Administrative Agent, Issuing Bank, Servicer and Swingline Lender under the Credit Facility.

The terms of the Credit Facility provide for a $40.0 million swingline subcommitment and a $50.0 million letter of credit subcommitment.  The Credit Facility also includes a $50.0 million franchise facility subcommitment, which covers our guarantees of debt of the franchise partners (“Franchise Facility Subcommitment”) and replaces a prior franchise facility, which was dated as of November 19, 2004.

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

Under the terms of the Credit Facility, we had borrowings of $194.6 million with an associated floating rate of interest of 2.35% at March 1, 2011.  As of June 1, 2010, under the terms of the Prior Credit Facility, we had $203.8 million outstanding with an associated floating rate of interest of 1.63%.  After consideration of letters of credit outstanding and amounts borrowed under the Franchise Facility Subcommitment, we had $106.8 million available under the Credit Facility as of March 1, 2011.

The Credit Facility contains financial covenants relating to the maintenance of leverage and fixed charge coverage ratios and minimum net worth.  The covenants, as well as the conditions to each borrowing, are substantially similar to those contained in the Prior Credit Facility.  We are currently in compliance with our debt covenants.

On December 1, 2010, we drew down approximately $203.2 million under the Credit Facility to repay borrowings outstanding under the Prior Credit Facility.  Fees and expenses incurred in connection with the refinancing were paid from cash on hand.  Additionally, new letters of credit totaling $20.0 million were obtained to replace those outstanding under the Prior Credit Facility.

On April 3, 2003, we issued notes totaling $150.0 million through a private placement of debt (the “Private Placement”).  On December 1, 2010, we entered into an amendment of the notes issued in the Private Placement (“Note Amendment”).  Among other changes discussed below, this amendment conformed the covenants in this agreement to the covenants contained in the Credit Facility discussed above.

At March 1, 2011 and June 1, 2010, the Private Placement consisted of $44.4 million and $48.4 million, respectively, in notes with an interest rate of 7.17% (the “Series B Notes”).  The Series B Notes mature on April 1, 2013.  During the 26 weeks ended November 30, 2010, we offered, and our noteholders accepted, principal payments of $4.0 million on the Series B Notes.  Under the terms of the December 1, 2010 amendment to the Private Placement we are no longer required to offer principal prepayments to our noteholders.  Accordingly, we have not classified any of the $44.4 million principal balance as current as of March 1, 2011.

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

As discussed further in Notes D and H to the Condensed Consolidated Financial Statements, we acquired all remaining membership interests in two franchise partnerships in our first, and seven additional franchise partnerships in our third, quarters of fiscal 2011.  In connection with these acquisitions, we assumed $128.6 million of long-term debt.  Of this amount, $34.5 million was owed to the lenders of the Franchise Facility Subcommitment.  Subsequent to the acquisitions, we paid these balances using borrowings from our Prior Credit Facility (in first quarter) and our Credit Facility (in third quarter).  The remaining $94.1 million of assumed debt relates primarily to mortgage loan obligations associated with acquired restaurants.  As of March 1, 2011, the interest rates for these notes ranged from 3.45% to 11.28%.

During the remainder of fiscal 2011, we expect to fund operations, capital expansion, and any other investments, from operating cash flows, our Credit Facility, and operating leases.

Significant Contractual Obligations and Commercial Commitments

Long-term financial obligations were as follows as of March 1, 2011 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Notes payable and other long-term debt, including
current maturities (a)	$120,070	$14,988	$30,276	$26,975	$47,831
Revolving credit facility (a)	194,600	–	–	194,600	–
Unsecured senior notes
(Series B) (a)	44,442	–	44,442	–	–
Interest (b)	47,922	11,214	17,717	9,458	9,533
Operating leases (c)	351,513	42,756	77,837	62,990	167,930
Purchase obligations (d)	115,775	55,489	31,012	26,181	3,093
Pension obligations (e)	35,454	10,865	6,164	4,986	13,439
Total (f)	$909,776	$135,312	$207,448	$325,190	$241,826

(a)	See Note H to the Condensed Consolidated Financial Statements for more information.
(b)
Amounts represent contractual interest payments on our fixed-rate debt instruments.  Interest payments on our variable-rate revolving credit facility and variable-rate notes payable with balances of $194.6 million and $18.5 million, respectively, as of March 1, 2011 have been excluded from the amounts shown above, primarily because the balance outstanding under the Credit Facility, described further in Note H of the Condensed Consolidated Financial Statements,  fluctuates daily.  Additionally, the amounts shown above include interest payments on the Series B Notes at the current interest rates of 7.17%, respectively.  These rates could be different in the future based upon certain leverage ratios.

(c)
This amount includes operating leases totaling $7.3 million for which sublease income of $7.3 million from franchisees or others is expected.  Certain of these leases obligate us to pay maintenance costs, utilities, real estate taxes, and insurance, which are excluded from the amounts shown above.  See Note G to the Condensed Consolidated Financial Statements for more information.

(d)	The amounts for purchase obligations include commitments for food items and supplies, telephone, utility, and other miscellaneous commitments.
(e)	See Note J to the Condensed Consolidated Financial Statements for more information.
(f)	This amount excludes $3.8 million of unrecognized tax benefits due to the uncertainty regarding the timing of future cash outflows associated with such obligations.

Commercial Commitments (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	Years	years	Years
Letters of credit (a)	$ 11,963	$ 11,963	$ –	$ –	$ –
Franchisee loan guarantees (a)	6,770	6,770	–	–	–
Divestiture guarantees	6,001	1,391	993	991	2,626
Total	$ 24,734	$ 20,124	$ 993	$ 991	$ 2,626

(a)
Includes a $3.6 million letter of credit which secures franchisees’ borrowings for construction of restaurants being financed under a franchise loan facility.  The franchise loan guarantee of $6.8 million also shown in the table excludes the guarantee of $3.6 million for construction on the restaurants being financed under the facility.

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

Known Events, Uncertainties and Trends:

Financial Strategy and Stock Repurchase Plan

Our financial strategy is to utilize a prudent amount of debt, including operating leases, letters of credit, and any guarantees, to minimize the weighted average cost of capital while allowing financial flexibility.  This strategy has periodically allowed us to repurchase RTI common stock.  Although 7.9 million shares are available for purchase under existing programs, during the 13 and 39 weeks ended March 1, 2011, we repurchased no shares of RTI common stock.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Dividends

During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to our shareholders.  The payment of a dividend in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that dividends will be paid in the future.

Franchising and Development Agreements

Our agreements with franchise partnerships allow us to purchase an additional 49% equity interest for a specified price.  We have chosen to exercise that option in situations in which we expect to earn a return similar to or better than that which we expect when we invest in new restaurants.  During the 39 weeks ended March 1, 2011, we did not exercise our right to acquire an additional 49% equity interest in any of our franchise partnerships.  We currently have a 1% ownership in three franchise partnerships, two of which have ceased operations.  We expect to acquire the remaining 1%-owned franchise partnership, which operates one restaurant, in our fourth quarter of fiscal 2011.

Our franchise agreements with the franchise partnerships allow us to purchase all remaining equity interests beyond the 1% or 50% we already own, for an amount to be calculated based upon a predetermined valuation formula.  As further discussed in Note D to the Condensed Consolidated Financial Statements, during the first three quarters of fiscal 2011, we acquired the remaining 99% and 50% membership interests of nine franchise partnerships and acquired one Ruby Tuesday restaurant from a tenth franchise partnership.  We currently have a 50% ownership in one franchise partnership which operated 12 Ruby Tuesday restaurants at March 1, 2011.  We expect to acquire this franchise partnership during our fourth quarter of fiscal 2011.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices.  The interest rate charged on our Credit Facility can vary based on the interest rate option we choose to utilize.  Our options for the rate are the Base Rate or LIBO Rate plus an applicable margin.  The Base Rate is defined to be the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.5%.  The applicable margin is zero to 2.5% for the Base Rate loans and a percentage ranging from 1.0% to 3.5% for the LIBO Rate-based option.  As of March 1, 2011, the total amount of outstanding debt subject to interest rate fluctuations was $213.1 million.  A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of $2.1 million per year, assuming a consistent capital structure.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 1, 2011.

Changes in Internal Controls

During the fiscal quarter ended March 1, 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business, including claims relating to injury or wrongful death under “dram shop” laws, workers’ compensation and employment matters, claims relating to lease and contractual obligations, and claims from guests alleging illness or injury.  We provide reserves for such claims when payment is probable and estimable in accordance with U.S. generally accepted accounting principles.  At this time, in the opinion of management, the ultimate resolution of pending legal proceedings will not have a material adverse effect on our consolidated operations, financial position, or cash flows.  See Note N to the Condensed Consolidated Financial Statements for further information about our legal proceedings as of March 1, 2011.

ITEM 1A.

RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended June 1, 2010 in Part I, Item 1A. Risk Factors.  There have been no material changes from the risk factors previously disclosed in our Form 10-K.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From time to time our Board of Directors has authorized the repurchase of shares of our common stock as a means to return excess capital to our shareholders.  The timing, price, quantity and manner of the purchases have been made at the discretion of management, depending upon market conditions and the restrictions contained in our loan agreements.  Although 7.9 million shares remained available for purchase under existing programs, we did not repurchase any shares of RTI common stock during the first three quarters of fiscal 2011.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

ITEM 6.

EXHIBITS

The following exhibits are filed as part of this report:

 Exhibit No.

10.1	First Amendment, dated as of April 6, 2011, to the Ruby Tuesday, Inc. Salary Deferral Plan.

10.2	Fifth Amendment, dated as of April 6, 2011, to the Ruby Tuesday, Inc. 2005 Deferred Compensation
Plan.

31.1	Certification of Samuel E. Beall, III, Chairman of the Board, President, and Chief Executive Officer.

31.2	Certification of Marguerite N. Duffy, Senior Vice President, Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.
(Registrant)

Date: April 11, 2011	BY: /s/ MARGUERITE N. DUFFY —————————————— Marguerite N. Duffy Senior Vice President and Chief Financial Officer and Principal Accounting Officer