Form 10-K
period 2011-05-31
RUBY TUESDAY INC
filed 2011-08-01
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: May 31, 2011

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

Large accelerated filer ☒         Accelerated filer ☐         Non-accelerated filer ☐         Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of the last day of the second fiscal quarter ended November 30, 2010 was $830,759,511 based on the closing stock price of $12.79 on November 30, 2010.

The number of shares of common stock outstanding as of July 25, 2011, was 65,097,871.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2011 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III hereof.

Special Note Regarding Forward-Looking Information
This Annual Report on Form 10-K contains various forward-looking statements, which represent our expectations or beliefs concerning future events, including one or more of the following:  future financial performance and restaurant growth (both Company-owned and franchised), future capital expenditures, future borrowings and repayments of debt, availability of financing on terms attractive to the Company, payment of dividends, stock repurchases, restaurant acquisitions, and conversions of Company-owned restaurants to other dining concepts.  We caution the reader that a number of important factors and uncertainties could, individually or in the aggregate, cause our actual results to differ materially from those included in the forward-looking statements (such statements include, but are not limited to, statements relating to cost savings that we estimate may result from any programs we implement, our estimates of future capital spending and free cash flow, and our targets for annual growth in same-restaurant sales and average annual sales per restaurant), including, without limitation, the following:

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

PART I
Item 1. Business

Background
The first Ruby Tuesday® restaurant was opened in 1972 in Knoxville, Tennessee near the campus of the University of Tennessee. The Ruby Tuesday concept, which at the time consisted of 16 restaurants, was acquired by Morrison Restaurants Inc. (“Morrison”) in 1982. During the following years, Morrison grew the concept to over 300 restaurants with concentrations in the Northeast, Southeast, Mid-Atlantic and Midwest regions of the United States.  In a spin-off transaction that occurred on March 9, 1996, shareholders of Morrison approved the distribution of two separate businesses of Morrison to its shareholders, Morrison Fresh Cooking, Inc. (“MFC”) and Morrison Health Care, Inc. (“MHC”). In conjunction with the spin-off, Morrison was reincorporated in the State of Georgia and changed its name to Ruby Tuesday, Inc.  Ruby Tuesday, Inc. and its wholly-owned subsidiaries are sometimes referred to herein as “RTI,” the “Company,” “we” and/or “our.”

We began our traditional franchise program in 1997 with the opening of one domestically and two internationally franchised Ruby Tuesday restaurants. The following year, we introduced a program we called our “franchise partnership program,” under which we owned 1% or 50% of the equity of each of the entities that owned and operated Ruby Tuesday franchised restaurants.  During fiscal 2011, we acquired 11 of our 13 franchise partnerships, representing 106 restaurants.  The remaining two franchise partnerships closed or sold their restaurants.

We do not own any of the equity of entities that hold franchises under our traditional franchise programs. As of May 31, 2011, we had 30 franchisees, comprised of 11 traditional domestic and 19 traditional international franchisees. Of these franchisees, we have signed agreements for the development of new franchised Ruby Tuesday restaurants with seven traditional domestic and 10 traditional international franchisees.  The 10 international franchisees hold rights as of May 31, 2011 to develop Ruby Tuesday restaurants in 25 countries.

In fiscal 2008, we acquired certain assets of Wok Hay, LLC.  Wok Hay, LLC operated a fast casual Asian restaurant in Knoxville, Tennessee.  Subsequent to the acquisition we converted the Wok Hay brand from a fast casual to a full-service concept.  As of May 31, 2011, we operated two, and an international franchisee operated one, Wok Hay restaurants.

During fiscal 2011, we began converting certain underperforming Ruby Tuesday restaurants to other concepts.  To that end, we entered into a licensing agreement which allows us to operate multiple Truffles® restaurants, an upscale café concept offering a diverse menu.  Another conversion concept available to us is Marlin & Ray’s™, an internally-developed seafood concept.  We converted one Ruby Tuesday concept restaurant to each of these concepts during fiscal 2011.

Also in fiscal 2011, we entered into a licensing agreement which allows us to operate multiple Lime Fresh Mexican Grill® (“Lime”) restaurants, a fast casual Mexican concept.  Our first Lime restaurant is expected to open in fiscal 2012.

Operations
Ruby Tuesday Concept
We own and operate the Ruby Tuesday concept that offers food, quality, and service and is positioned in the higher end of the bar and grill segment of casual dining. We also offer franchises for the Ruby Tuesday concept in domestic and international markets.  As of May 31, 2011, we owned and operated 750 casual dining restaurants, located in 39 states and the District of Columbia. Also, as of May 31, 2011, our traditional franchisees operated 43 domestic and 53 international restaurants.  A listing of the states and countries in which our franchisees operate is set forth below in Item 2 entitled “Properties.”

Ruby Tuesday restaurants serve simple, fresh, American food with a wide variety of appetizers, handcrafted burgers, a garden bar, which offers up to 38 items, steaks, fresh chicken, crab cakes, lobster, salmon, tilapia, fork-tender ribs, and more.  Burger choices include such items as beef, turkey, and chicken.  Entree selections typically range in price from $6.99 to $25.99.  Where appropriate, we also offer our RubyTueGo® curbside service and a delivered-meals catering program for businesses, organizations, and group events at both Company-owned and franchised restaurants.

Casual dining is intensely competitive with respect to prices, services, convenience, locations, and the types and quality of food.  We compete with other food service operations, including locally-owned restaurants, and other national and regional restaurant chains that offer similar types of services and products as we do.  We created the brand initiatives discussed below to implement our strategy of clearly differentiating Ruby Tuesday from our competitors.  We believe that Ruby Tuesday, as a result of these initiatives, is well positioned for the future.

Our goal is to be the best in the bar and grill segment within casual dining by delivering the ultimate $25 dining experience for $15.  In order to achieve this goal, our operating strategies focus on the following initiatives:

Uncompromising Freshness and Quality.  Our first initiative focuses on our food, with an overall emphasis on freshness.  Virtually every item on our menu is made with the freshest of ingredients, in line with our high quality casual dining positioning.  In the first quarter of fiscal 2011, we rolled out a new menu, began offering a complimentary bread program, and enhanced our fresh garden bar and Sunday brunch.  Our new menu items include 10 entrees; Fit & Trim offerings, which include 12 menu items that are 700 calories or less; and side offerings which now include fresh grilled green beans, fresh grilled zucchini, baked mac ‘n cheese, and blue cheese coleslaw.  Our differentiated high-quality seafood menu items include lobster and crab cakes made from jumbo lump crab meat.  Our chicken breasts are fresh, not frozen, all natural, and contain no growth hormones.  Our burgers are made from 100% choice, fresh, never frozen beef and served with crisp leaf lettuce, and fresh, cold-pack pickles on an artisan bun.  Our freshness also applies to our appetizers which include fresh, made-to-order guacamole.  We also upgraded our beverage offerings including non-alcoholic drinks made to order from fresh berries and fresh lemon, mango, and pomegranate juices.  Our cocktails are made with premium call-brand spirits and we also offer an extensive handcrafted beer and wine selection.

Gracious Hospitality.  Our second initiative focuses on our restaurant-level team though implementation of high performance standards, advanced training, and a more rigorous selection process.  We changed our restaurant management structure so assistant managers are now designated as either a guest service specialist or a culinary specialist depending upon their individual passions and skill sets, instead of functioning as generalists in our previous management structure.  This program enables us to more consistently execute at high quality, casual dining levels in both food and service quality.  We have also implemented smaller station sizes, increased bartender staffing levels, and added food runners to improve the dining experience.  We also implemented a new service system to enable our servers to focus more attention on the guest.  Servers are now assisted by service support staff (“Quality Service Specialists”), similar to those found in higher-end restaurants.

Compelling Value.  We believe our guests perceive “value” as a combination of food quality, service, restaurant atmosphere, menu variety, and price.  However, as the economy continues to experience volatility, we believe that price has remained important to our guests.  With an average net check of approximately $12.00 to $12.50 for fiscal 2011, we believe our menu pricing provides a compelling value proposition.  In addition, the rollout of our complimentary fresh baked garlic cheese biscuits should further increase the overall value perception of our brand, in line with other high-quality casual dining restaurants.  Also, we will continue to launch limited time offers which further support our compelling value position.

At May 31, 2011, we owned and operated restaurants concentrated primarily in the Southeast, Northeast, Mid-Atlantic and Midwest of the United States.  We consider these regions to be our core markets.  We believe our business sector is overbuilt and demand has declined.  In part because of this, we have suspended our new restaurant openings such that there were no openings of Company-owned Ruby Tuesday concept restaurants during fiscal 2011 or 2010 and no projected openings of Ruby Tuesday concept restaurants planned for fiscal 2012.

Other Concepts
We have a goal of getting more out of existing restaurants by generating higher revenues and thus more profit and cash flow with minimal capital investment.  To that end, on July 22, 2010, we entered into a licensing agreement with Gourmet Market, Inc. which allows us to operate multiple restaurants under the Truffles® name.  Truffles is an upscale café concept that currently operates three restaurants in the vicinity of Hilton Head Island, South Carolina.  The Truffles concept offers a diverse menu featuring soups, salads, and sandwiches, a signature chicken pot pie, house-breaded fried shrimp, pasta, ribs, steaks, and a variety of desserts.  Under the terms of the agreement, we will pay a licensing fee to Gourmet Market, Inc. of 2.0% of gross sales of any Truffles we open.  Gourmet Market, Inc. has the option to terminate future development rights if we do not operate 18 or more Truffles restaurants within five years or 40 or more Truffles within 10 years of the effective date of the agreement.  Management has yet to determine if it will open 18 or more Truffles restaurants within five years or 40 or more Truffles within 10 years.

In addition, on September 13, 2010, we entered into a licensing agreement with LFMG International, LLC which allows us to operate multiple restaurants under the Lime Fresh Mexican Grill® name.  Lime is a fast-casual fresh Mexican concept that currently operates several restaurants primarily in the vicinity of Miami, Florida.  The Lime concept menu features items such as homemade tortilla chips, customizable nachos, flautas, salads, soups, fajitas, quesadillas, tacos, burritos, and salsa and guacamole.  Under the terms of the agreement, we paid an initial development fee of $1.0 million and will pay a license agreement fee of $5,000 per each Lime Fresh Mexican Grill restaurant we open up to a maximum of 200 restaurants.  In addition, we will pay a royalty fee of 2.0%, and an advertising fee of 1.0%, of gross sales of any Lime Fresh Mexican Grill restaurant that we open.  Lime has the option to terminate future development rights if we do not operate at least 12 Lime Fresh Mexican Grill restaurants within the first two years of the effective date of the licensing agreement or open at least six restaurants per year for the remainder of the 20-year agreement.  Management has yet to determine how many Lime Fresh Mexican Grill restaurants will be opened.

Also in fiscal 2011, we developed our internal Marlin & Ray’s seafood concept.  The Marlin & Ray’s concept offers a diverse seafood menu featuring lobster, crab, tilapia, salmon, mahi-mahi, shrimp, scallops, trout, sea bass, and more.  The concept leverages the knowledge of seafood that Ruby Tuesday has, given our guests’ preference for seafood that the Ruby Tuesday concept currently serves.

As of May 31, 2011, we owned and operated one Marlin & Ray’s, one Truffles, and two Wok Hay restaurants.  We are currently evaluating the conversion of certain lower performing Ruby Tuesday concept restaurants to these concepts.  We currently anticipate converting approximately six to eight company-owned Ruby Tuesday concept restaurants to the Marlin & Ray’s, Truffles, or Wok Hay concepts in fiscal 2012.  Additionally, we anticipate opening one to two new restaurants and approximately seven to nine smaller, inline Lime restaurants in fiscal 2012.

Franchising
As previously noted, as of May 31, 2011, we had franchise arrangements with 30 franchise groups which operate Ruby Tuesday restaurants in 14 states, Guam, and in 14 foreign countries.

As of May 31, 2011, there were 96 franchise restaurants which were all operated by our traditional and international franchisees.  As further discussed in Note 3 to the Consolidated Financial Statements, we acquired 106 restaurants from franchise partnerships during fiscal 2011 and three restaurants from a traditional domestic franchisee.  We acquired no restaurants from franchise partnerships or traditional franchisees during fiscal 2010.  As of May 31, 2011, all of our franchise partnerships had been acquired by the Company or had ceased operations.  Franchisees opened seven Ruby Tuesday restaurants in fiscal 2011, six Ruby Tuesday restaurants in fiscal 2010, and 19 Ruby Tuesday restaurants in fiscal 2009.  In addition, one of our international franchisees opened a Wok Hay restaurant in fiscal 2011.  We anticipate that our remaining franchisees will open approximately six to eight Ruby Tuesday restaurants in fiscal 2012.

Generally, franchise arrangements consist of a development agreement and a separate franchise agreement for each restaurant.  Under a development agreement, a franchisee is granted the exclusive right, and undertakes the obligation, to develop multiple restaurants within a specifically-described geographic territory.  The term of a domestic franchise agreement is generally 15 years, with two five-year renewal options.

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

Additionally, we offer support service agreements for domestic franchisees.  Under the support services agreements, we have one level of support in which we provide specified services to assist the franchisees with various aspects of the business including, but not limited to, processing of payroll, basic bookkeeping and cash management.  Fees for these services are typically contracted to be about 1.5% of revenues, as defined in the franchise agreement.  There is also a required level of support services in which we charge a fee to cover certain information technology related support that we provide.  All domestic franchisees also are required to pay a marketing and purchasing fee of 1.5% of monthly gross sales.  At times of economic downturn, we have occasionally chosen to temporarily lower these fees.  Under the terms of the franchise agreements, we also require all domestic franchisees to contribute a percentage of monthly gross sales, currently 0.5%, to a national advertising fund formed to cover their pro rata portion of the costs associated with our national advertising campaign.  Under these terms, we can charge up to 3.0% of monthly gross sales for this national advertising fund.

We provide ongoing training and assistance to our franchisees in connection with the operation and management of each restaurant through our training facility, meetings, on-premises visits, computer-based training (“CBT”), and by written or other material.

Training
The Ruby Tuesday Center for Leadership Excellence, located in our Maryville, Tennessee Restaurant Support Services Center, serves as the centralized training center for all of our managers, multi-restaurant operators and other team members.  Facilities include classrooms, a test kitchen, and the Ruby Tuesday Culinary Arts Center.  The Ruby Tuesday Center for Leadership Excellence provides managers with the opportunity to assemble for intensive, ongoing instruction and hands-on interaction through our WOW-U training sessions.  Programs include classroom instruction and various team building activities and competitions, which are designed to contribute to the skill and enhance the dedication of the Company and franchise teams in addition to strengthening our corporate culture.  In addition to the centralized training at the Ruby Tuesday Center for Leadership Excellence, we periodically conduct field training classes.  These field training classes have been held for bartenders, managers, and general managers.  The field classes partnered the training team along with operational leadership to provide direct training and development in order to reach a large audience faster, and make an immediate impact on our team.

We also offer all team member training materials in a CBT format.  CBT enables us to leverage technology to provide an even higher quality interactive training experience and allows for testing at every level to calibrate our team members’ skill levels and promotes self-paced, ongoing development.

Further contributing to the training experience is the Ruby Tuesday LodgeSM, which is located on a wooded campus just minutes from the Restaurant Support Services Center.  Ruby Tuesday Lodge serves as the lodging quarters and dining facility for those attending the Ruby Tuesday Center for Leadership Excellence.  After a day of instruction, trainees have the opportunity to dine and socialize with fellow team members in a relaxed and tranquil atmosphere where they are fully immersed in our culture.  The Ruby Tuesday Lodge serves as a model of Uncompromising Freshness and Quality and Gracious Hospitality for our guests so that they can take that same standard back to their restaurants.  We believe our emphasis on training and retaining high quality restaurant managers is critical to our long-term success and we are committed to the ongoing development of our team members.

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

Competition
Our business is subject to intense competition with respect to prices, services, locations, and the types and quality of food. We are in competition with other food service operations, with locally-owned restaurants, and other national and regional restaurant chains that offer the same or similar types of services and products as we do.  In times of economic uncertainty, restaurants also compete with supermarkets as guests may choose to limit spending and eat at home.  Some of our competitors may be more established in the markets where our restaurants are or may be located. Changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns, and the types, numbers and locations of competing restaurants often affect the restaurant business. There is active competition for management personnel and for attractive commercial real estate sites suitable for restaurants.

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

Personnel
As of May 31, 2011, we employed approximately 24,100 full-time and 16,400 part-time employees, including approximately 405 support center management and staff personnel.  We believe that our employee relations are good and that working conditions and employee compensation are comparable with our major competitors. Our employees are not covered by a collective bargaining agreement.

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

Executive Officers
Our executive officers are appointed by and serve at the discretion of our Board of Directors. Information regarding our executive officers as of August 1, 2011, is provided below.

Name	Age	Position

Samuel E. Beall, III	61	Chairman of the Board, Chief Executive Officer and President
Kimberly M. Grant	40	Executive Vice President
Marguerite N. Duffy	50	Senior Vice President, Chief Financial Officer
Michael R. Beck	49	Senior Vice President, Chief Development Officer
John Brisco	68	President – International Development
Daniel P. Dillon, Jr.	46	Senior Vice President, Brand Development
Nicolas N. Ibrahim	50	Senior Vice President, Chief Technology Officer
Robert F. LeBoeuf	49	Senior Vice President, Chief People Officer
Mark D. Young	44	Senior Vice President, Chief Marketing Officer

Mr. Beall has served as Chairman of the Board and Chief Executive Officer of the Company since May 1995 and also as President of the Company since July 2004.  Mr. Beall served as President and Chief Executive Officer of the Company from June 1992 to May 1995 and President and Chief Operating Officer of the Company from September 1986 to June 1992.  Mr. Beall founded Ruby Tuesday in 1972.

Ms. Grant joined the Company in June 1992 and was named Executive Vice President in April 2007.  From January 2005 to April 2007, Ms. Grant served as Senior Vice President, Operations, from September 2003 to January 2005, as Vice President, Operations, from June 2002 to September 2003, as Regional Partner, Operations, and served in various other positions from June 1992 until June 2002.  Ms. Grant holds a Master of Science in Banking and Financial Services Management from Boston University.

Ms. Duffy joined the Company in August 1990 and was named Senior Vice President – Chief Financial Officer in June 2001.  Ms. Duffy served as Vice President, Operations Controller of the Company from October 1999 to May 2001 and served in various other accounting and finance positions from August 1990 until October 1999.

Mr. Beck joined the Company in March 2011 as Senior Vice President, Chief Development Officer.  Prior to joining the Company, Mr. Beck was Vice President, Store Development for Pinkberry Frozen Yogurt from October 2008 to March 2011 and Vice President of Real Estate and Construction at Coffee Bean and Tea Leaf from July 2007 to October 2008.  From June 2005 to July 2007, Mr. Beck was National Director of new store development and design for Helio, LLC.

Mr. Brisco was rehired by the Company in August 2010 as President – International Development, a position he had previously held with the Company from May 1997 to May 2004.  From May 2004 to August 2010, he was President of International Franchise Development at Sbarro, Inc.

Mr. Dillon joined the Company in July 2010 as Senior Vice President, Brand Development.  Prior to joining the Company, Mr. Dillon was Chief Marketing Officer of the Outback Steakhouse chain of restaurants at OSI Restaurant Partners from January 2008 to July 2010 and Senior Vice President of Portfolio Strategy for the Coca-Cola Company from February 2004 to December 2007.

Mr. Ibrahim joined the Company in July 2001 and was named Senior Vice President, Chief Technology Officer in April 2003. He served as Vice President, Chief Technology Officer from July 2001 to April 2003.  Prior to joining the company, Mr. Ibrahim served as a consultant to the Company's Information Technology department from June 1997 to July 2001.

Mr. LeBoeuf joined the Company in July 1986 and was named Senior Vice President, Chief People Officer in June 2003. From August 2001 to June 2003, Mr. LeBoeuf served as Vice President, Human Resources and from July 1986 until August 2001, he held various other positions within the Company.

Mr. Young joined the Company in January 1995 and was named Senior Vice President, Chief Marketing Officer in June 2007.  From October 2003 to June 2007, Mr. Young served as Vice President, Advertising, from August 1998 to September 2003 as Vice President, Marketing and Culinary, and from January 1995 to August 1998, in various other positions within the Company.

Item 1A. Risk Factors

Our business and operations are subject to a number of risks and uncertainties.  The risk factors discussed below may cause actual results to differ materially from those expressed in any forward-looking statement.

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

To improve our sales, we must continue to provide high levels of quality in terms of both food and service and a strong perception of value to our guests.  We must also develop a comprehensive marketing approach that overcomes our disadvantage of having a substantially lower advertising budget relative to some of our competitors.  The risk of ineffective marketing decisions could negatively impact our overall sales strategy, and thus continued success.

As mentioned above, one factor integral to our success is our ability to persuade our customers of the compelling value in paying our prices for higher-quality food and guest experience.  To deliver on our core brand promises we offer steaks, all fresh chicken, crab, lobster, burgers, an enhanced garden bar, and premium beverages.  If we are not successful through our marketing strategies or operations at educating our customer about the value and quality of our products or our customers reject our pricing approach, then we may have to change our marketing or pricing strategies which could also negatively impact our growth goals.

Although a significant portion of our historical growth has been attributable to opening new restaurants, due to a perceived saturation of the market with casual dining restaurants, we have changed our strategy such that we did not open any Company-owned Ruby Tuesday concept restaurants in fiscal 2011 or 2010.  As part of our strategy to find ways to get more sales and cash flows out of existing assets, and in part due to the placement of certain of our Ruby Tuesday concept restaurants in hypercompetitive markets, our plans for fiscal 2012 include continuing to test whether we can successfully grow sales and cash flows by converting certain existing Ruby Tuesday restaurants into other concepts.  Three such choices currently available to us are Marlin & Ray’s™, our new internally developed seafood concept; Truffles®, an upscale café offering a diverse menu; and Wok Hay®, a full service Asian restaurant.

Although we did not open any Company-owned Ruby Tuesday concept restaurants in fiscal 2011, as part of our strategy to reach our growth goals, we did acquire 109 restaurants, including 106 Ruby Tuesday restaurants purchased from certain of our franchise partnerships and three Ruby Tuesday restaurants purchased from a traditional domestic franchisee.  While these acquired restaurants, without any changes, will be accretive to our revenues, our sales and profit growth goals may be adversely impacted if we fail to generate the incremental revenue and cash flow that we anticipated upon acquisition.   Achieving those growth goals may require implementation of marketing strategies or operational efficiencies, and in certain circumstances, conversion to one of the other concepts previously mentioned.

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

The success of our brand is dependent upon operating profitable restaurants.  The profitability of our restaurants is dependent on several factors, including the following:

•	the ability to timely and effectively meet customer demands and maintain our strong customer base;

•	the hiring, training, and retention of excellent restaurant managers and staff;

•	the ability to manage costs and prudently allocate capital resources;

•	the ability to create and implement an effective marketing/advertising strategy;

•	the ability to leverage sales following the completion of our conversions; and

•	the ability to provide menu items with strong customer preference at attractive prices.

As previously mentioned, during fiscal 2011, we acquired 109 restaurants from certain of our franchisees.  Assumptions were made at the times of acquisition as to how we might best increase the revenues generated by these restaurants and, as a result of a realization of operational and financial synergies, our own cash flow.

Unfortunately, there can be no assurance that the franchise restaurant acquisitions will result in the realization of the full anticipated benefits.   For example, we may experience increased competition that limits our ability to expand these businesses and may not be able to capitalize on expected business opportunities if general industry and business conditions deteriorate. We may further find it difficult to replace the acquired franchise debt with similar loans with more favorable terms.  Achieving the anticipated benefits of the acquisitions is subject to a number of uncertainties and other factors. If these factors limit our ability to achieve the full anticipated benefits of the acquisitions, our expectations of future results of operations, including the synergies expected to result from the acquisitions, may not be met. If such difficulties are encountered or if such synergies, business opportunities and growth prospects are not realized, our business, financial condition and results of operations could be adversely affected.

The profitability of our restaurants also depends on our ability to adapt our brand in such a way that consumers see us as fresh and relevant.  In addition, the current performance of our restaurants may not be indicative of their long-term performance, as factors affecting their success may change.   We can provide no assurance that any restaurant we open will be profitable or obtain operating results similar to those of our existing restaurants nor can we provide assurance that our conversion efforts will produce incremental sales sufficient to offset the costs of the conversions.

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

The potential for increases in key food products, energy, and other costs may adversely affect our results of operations.

We continually purchase food products such as beef, chicken, seafood, cheese and other items for use in many of the products we sell.  Although we attempt to maintain control of food costs by engaging in volume commitments with third parties for many of our food-related supplies, we cannot assure that the costs of these products will not fluctuate, as we often have no control over such items.  For example, the winter freeze in Mexico during fiscal 2011 adversely affected the price of several produce items we buy.  In addition, we rely on third-party distribution companies to frequently deliver perishable food and supplies to our restaurants.  We cannot make assurances regarding the continued supply of our inventory since we do not have control over the businesses of our suppliers.  Should our inventories lack in supply, our business could suffer, as we may be unable to meet customer demands.  These disruptions may also force us to purchase food supplies from suppliers at higher costs.  The result of this is that our operating costs may increase without the desire and/or ability to pass the price increases to our customers.

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

The costs of these energy-related items will fluctuate due to factors that may not be predictable, such as the economy, current political/international relations and weather conditions.  Because we cannot control these types of factors, there is a risk that prices of energy items will increase beyond our current projections and adversely affect our operations.

We may be required to recognize additional impairment charges.

We assess our goodwill, trademarks and other long-lived assets as and when required by generally accepted accounting principles in the United States to determine whether they are impaired.  Certain of our long-lived assets, including amounts included within the Property and equipment, net, Goodwill, and Other assets captions of our Consolidated Balance Sheets, were recorded at estimated fair value on the dates of acquisition.  Should future cash flows not support those estimated values, impairment charges will occur.

As discussed further in Note 8 to our Consolidated Financial Statements, given our lowered stock price, declines in same-restaurant sales, and the overall economic conditions and challenging environment for the restaurant industry, we concluded during the second quarter of fiscal 2009 that our goodwill was impaired and recorded a charge of $19.0 million ($14.0 million, net of tax), representing the full value of goodwill.  Additionally, during the third quarter of fiscal 2009 we implemented a plan to close 43 restaurants and announced our intention to close an additional 30 restaurants over the next several years.  Based upon our reviews in fiscal 2011, 2010, and 2009, we recorded impairments of $6.1 million, $3.2 million, and $41.1 million, respectively.  Excluding that relating to goodwill, the majority of these charges was for restaurant impairments.

If market conditions deteriorate, or if operating results decline unexpectedly, we may be required to record impairment charges.  Additional impairment charges would reduce our reported earnings for the periods in which they are recorded.

Food safety and food-borne and pandemic illness concerns could adversely affect consumer confidence in our restaurants.

We face food safety issues that are common to the food industry.  We work to provide a clean, safe environment for both our guests and employees.  Otherwise, we risk endangering the health and safety of our guests and employees or losing guests and/or employees due to unfavorable publicity and/or a lack of confidence in our ability to provide a safe dining and/or work experience.

Food-borne illnesses, such as E. coli, hepatitis A, trichinosis, or salmonella, are also a concern for our industry.  We attempt to purchase food from reputable suppliers/distributors and have certain procedures in place to ensure safety and quality standards, but we can make no assurances regarding whether these supplies may contain contaminated goods.

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

We may be unable to remain competitive because we are a leveraged company, and any potential inability to meet financial covenants associated with our indebtedness could adversely affect our liquidity, financial condition, or results of operations.

The amount of debt we carry, while believed by us to be prudent based upon our financial strategy, is significant.  At May 31, 2011, we owed $344.3 million in debt and capital lease obligations.  Of this amount, $93.2 million are mortgage loan obligations we assumed in connection with franchise partnership acquisitions during fiscal 2011.  The indebtedness requires us to dedicate a portion of our cash flows from operating activities to principal and interest payments, which could prevent or limit our ability to proceed with operational improvement initiatives.

The two most significant loans we have are our revolving credit facility ($177.0 million outstanding at May 31, 2011) (the “Credit Facility”) and our Series B senior notes ($44.4 million outstanding at May 31, 2011) (the “Private Placement”).  The Credit Facility and Series B senior notes mature in fiscal 2015 and 2013, respectively.  We cannot give assurance that we will be able to repay or refinance the Credit Facility and/or Series B senior notes or our other borrowings when due on favorable terms or at all, which could have a material adverse effect on us.

Under the terms of the Credit Facility and the notes issued in the Private Placement, we are required to satisfy and maintain specific financial ratios and other financial condition tests and covenants.  If we were to violate any of our financial or other covenants in the future and either agreements cannot be reached with our lenders or agreements are reached but we do not meet the revised covenants, our lenders could exercise their rights under the indebtedness, including requiring immediate repayment of all borrowings, which could have a material adverse effect on us.  Moreover, if any agreements were reached with our lenders, they might require us to pay incremental fees and/or higher interest rates.

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

The federal healthcare reform legislation that became law in March 2010 (known as the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (“PPACA”)) mandates menu labeling of certain nutritional aspects of restaurant menu items such as caloric, sugar, sodium, and fat content.  Altering our recipes in response to such legislation could increase our costs and/or change the flavor profile of our menu offerings which could have an adverse impact on our results of operations.  Additionally, if our customers perceive our menu items to contain unhealthy caloric, sugar, sodium, or fat content, our results of operations could be further adversely affected.

Additionally, minimum employee health care coverage mandated by state or federal legislation, such as the PPACA, could significantly increase our employee health benefit costs or result in us altering the benefits we provide to our employees.  While we are assessing the potential impact the PPACA will have on our business, certain of the mandates in the legislation are not yet effective.  If our employee health benefit costs increase, we cannot provide assurance that we will be able to offset these costs through an increase in our menu prices, which could have an adverse effect on our results of operations and financial condition.

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

Approximately 11% of our revenue is attributable to the sale of alcoholic beverages.  We are required to comply with the alcohol-licensing requirements of the federal government, states and municipalities where our restaurants are located.  Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays.  Typically, the licenses are renewed annually and may be revoked or suspended for cause at any time.  Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.  If we fail to comply with federal, state or local regulations, our licenses may be revoked and we may be forced to terminate the sale of alcoholic beverages at one or more of our restaurants.

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

Our business can be negatively impacted by many factors, including those which affect the restaurant only at the local level as well as others which attract national or international attention.   Risks that could cause us to suffer losses include, but are not necessarily limited to, the following:

●	economic factors (including economic slowdowns or other inflation-related issues);

●	demographic changes, particularly with regard to dining and discretionary spending habits, in the areas in which our restaurants are located;

●	changes in consumer preferences;

●	changes in federal or state income tax laws;

●	seasonal fluctuations due to the days of the week on which holidays occur, which may impact spending patterns;

●	natural disasters such as hurricanes, tornados, blizzards, floods, or other severe weather;

●	effects of war or terrorist activities and any governmental responses thereto; and

●	increased insurance and/or self-insurance costs.

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

Changes in financial accounting standards can have a significant effect on our reported results and may affect our reporting of transactions completed before the new rules are required to be implemented.  Many existing accounting standards require management to make subjective assumptions, such as those required for stock compensation, tax matters, franchise acquisitions, litigation, and asset impairment calculations.  Changes in accounting standards or changes in underlying assumptions, estimates and judgments by our management could significantly change our reported or expected financial performance.

Identification of a material weakness in our internal controls over financial reporting could significantly affect our financial results.

We are subject to the internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002.  These provisions provide for the identification of material weaknesses in internal control over financial reporting.  While we routinely assess and test our internal controls over financial reporting, we cannot provide assurance that our internal controls will prevent or detect instances of financial misstatement or fraud, or that we will be able to timely remediate any material weaknesses that may be identified in future periods.  Any failure to maintain an effective system of internal control over financial reporting could impact our ability to report accurate and timely financial results which could adversely affect our financial results.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

Information regarding the locations of our Ruby Tuesday restaurants is shown in the list below. Of the 750 Company-owned and operated Ruby Tuesday restaurants as of May 31, 2011, we owned the land and buildings for 368 restaurants, owned the buildings and held non-cancelable long-term land leases for 250 restaurants, and held non-cancelable leases covering land and buildings for 132 restaurants.  Our Restaurant Support Services Center in Maryville, Tennessee, which was opened in fiscal 1998, is owned by the Company. Our executives and certain other administrative personnel are located in the Restaurant Support Services Center. Since fiscal 2001, we have expanded the Restaurant Support Services Center by opening second and third locations also in Maryville.

Additional information concerning our properties and leasing arrangements is included in Note 6 to the Consolidated Financial Statements appearing in Part II, Item 8 of this Form 10-K.

Under our franchise agreements, we have certain rights to gain control of a restaurant site in the event of default under the franchise agreements.

Ruby Tuesday Concept
The following table lists the locations of the Company-owned and franchised Ruby Tuesday restaurants as of May 31, 2011.

	Number of Ruby Tuesday Restaurants
State	Company	Franchise	Total System

Domestic:
Alabama	44	–	44
Arizona	6	–	6
Arkansas	7	–	7
California	–	1	1
Colorado	12	–	12
Connecticut	17	–	17
Delaware	7	–	7
Florida	79	1	80
Georgia	55	–	55
Idaho	–	1	1
Illinois	3	19	22
Indiana	13	–	13
Iowa	1	5	6
Kansas	2	–	2
Kentucky	8	–	8
Louisiana	5	–	5
Maine	10	–	10
Maryland	32	–	32
Massachusetts	10	–	10
Michigan	24	1	25
Minnesota	12	–	12
Mississippi	8	–	8
Missouri	26	–	26
Nebraska	8	–	8
Nevada	1	–	1
New Hampshire	5	–	5
New Jersey	26	1	27
New Mexico	–	1	1
New York	34	–	34
North Carolina	56	–	56
North Dakota	–	4	4
Ohio	36	–	36
Oklahoma	–	2	2
Oregon	3	–	3
Pennsylvania	44	–	44
Rhode Island	3	–	3
South Carolina	33	–	33
South Dakota	–	3	3
Tennessee	38	–	38
Texas	2	3	5
Utah	1	–	1
Virginia	66	–	66
Washington	1	–	1
Washington, DC	3	–	3
West Virginia	8	–	8
Wisconsin	1	1	2
Total Domestic	750	43	793

	Number of Ruby Tuesday Restaurants
Country	Company	Franchise	Total System

International:
Canada	–	1	1
Chile	–	9	9
Egypt	–	2	2
Greece	–	2	2
Guam*	–	1	1
Hawaii*	–	4	4
Honduras	–	1	1
Hong Kong	–	4	4
Iceland	–	2	2
India	–	9	9
Kuwait	–	6	6
Romania	–	2	2
Saudi Arabia	–	3	3
Trinidad	–	3	3
United Arab Emirates	–	3	3
United Kingdom	–	1	1
Total International	–	53	53
	750	96	846

* Guam and Hawaii are treated as international locations for internal purposes.

Other Concepts
The following table lists the locations of our other Company-owned concept restaurants as of May 31, 2011.

	Number of Other Concept Restaurants
State	Marlin & Ray’s	Truffles	Wok Hay

Georgia	–	1	–
Tennessee	1	–	2
Total	1	1	2

In addition, a traditional international franchisee operated one Wok Hay restaurant in Trinidad as of May 31, 2011.

Item 3. Legal Proceedings

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business, including claims relating to injury or wrongful death under “dram shop” laws, workers’ compensation and employment matters, claims relating to lease and contractual obligations, and claims from guests alleging illness or injury.  We provide reserves for such claims when payment is probable and estimable in accordance with U.S. generally accepted accounting principles.  At this time, in the opinion of management, the ultimate resolution of pending legal proceedings will not have a material adverse effect on our consolidated operations, financial position or cash flows.  See Note 12 to the Consolidated Financial Statements appearing in Part II, Item 8 of this Form 10-K, for more information about our legal proceedings as of May 31, 2011.

Item 4. (Removed and Reserved)

PART II
Item 5. Market for the Registrant's Common Equity,
Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity and Related Stockholder Matters
Ruby Tuesday, Inc. common stock is publicly traded on the New York Stock Exchange under the ticker symbol RT.
The following table sets forth the reported high and low intraday prices of our common stock and cash dividends paid thereon for each quarter during fiscal 2011 and 2010.

Fiscal Year Ended May 31, 2011				Fiscal Year Ended June 1, 2010
			Per Share				Per Share
			Cash				Cash
Quarter	High	Low	Dividends	Quarter	High	Low	Dividends
First	$10.83	$7.63	--	First	$8.16	$5.81	--
Second	$13.30	$9.24	--	Second	$9.38	$6.12	--
Third	$15.57	$12.65	--	Third	$8.40	$6.37	--
Fourth	$13.65	$10.00	--	Fourth	$12.55	$8.12	--

As of July 25, 2011, there were approximately 3,577 holders of record of the Company’s common stock.

Our Board of Directors has approved a dividend policy as an additional means of returning capital to our shareholders.  The payment of a dividend in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors.  Our last dividend was paid on August 7, 2007 and no assurance can be given that dividends will be paid in the future.

Issuer Purchases of Equity Securities
During the fourth quarter of the year ended May 31, 2011, there were no repurchases made by us or on our behalf, or by any “affiliated purchaser,” of shares of our common stock.

Our Board of Directors has authorized the repurchase of shares of common stock as a means to return excess capital to our shareholders.  As of May 31, 2011, 7.9 million shares remained available for purchase under existing programs.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Item 6. Selected Financial Data

Summary of Operations
(In thousands except per-share data)

	Fiscal Year
	2011	2010	2009	2008	2007
Revenues:
Restaurant sales and operating revenue	$1,258,015	$1,188,043	$1,239,104	$1,346,721	$1,395,212
Franchise revenue	7,147	6,753	9,452	13,583	15,015
Total revenue	$1,265,162	$1,194,796	$1,248,556	$1,360,304	$1,410,227

Income/(loss) before income taxes (a)	$52,622	$57,758	$(42,866)	$23,699	$132,398
Provision/(benefit) for income taxes	5,744	12,414	(24,948)	(2,678)	40,730

Net income/(loss)	$46,878	$45,344	$(17,918)	$26,377	$91,668

Earnings/(loss) per share:
Basic	$0.73	$0.74	$(0.35)	$0.51	$1.60
Diluted	$0.72	$0.73	$(0.35)	$0.51	$1.59

Weighted average common and
common equivalent shares:
Basic	64,029	61,533	51,395	51,572	57,204
Diluted	64,948	61,870	51,395	51,688	57,633

All fiscal years contained 52 weeks.

Other financial data:
Total assets	$1,187,026	$1,064,029	$1,124,196	$1,271,937	$1,230,256
Long-term debt and capital leases, less current
maturities	$329,184	$276,490	$476,566	$588,142	$512,559
Shareholders’ equity	$591,713	$538,100	$416,366	$431,518	$439,326
Cash dividends per share of common stock	--	--	--	$0.25	$0.50
Closures and impairments (a)	$6,249	$3,776	$54,951	$6,453	$6,140
Interest expense, net	$12,353	$16,355	$33,940	$31,352	$19,965
Company same-restaurant sales change	0.9%	(1.3)%	(7.9)%	(9.8)%	(1.4)%
Net cash provided by operating activities	$116,292	$140,264	$102,569	$101,889	$184,662
Purchases of property and equipment	$26,684	$17,672	$17,186	$116,918	$125,827

(a) See Note 8 to the Consolidated Financial Statements for a description of closures and impairments expenses in fiscal 2011, 2010, and 2009 and discussion of a goodwill impairment charge recorded in fiscal 2009.

Item 7. Management's Discussion and Analysis
of Financial Condition and Results of Operations

Introduction

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”), owns and operates Ruby Tuesday®, Marlin & Ray’s™, Truffles®, and Wok Hay® casual dining restaurants.  We also franchise the Ruby Tuesday and Wok Hay concepts in selected domestic and international markets.  Our mission is to be the best in the bar-grill sector of the restaurant industry by delivering to our guests a high-quality casual dining experience with compelling value.  While we are in the bar-grill sector because of our varied menu, it is our goal to operate at a higher-end casual dining experience in terms of quality, food, and service.  As of May 31, 2011, we owned and operated 750 Ruby Tuesday restaurants located in 39 states and the District of Columbia.  Our traditional franchisees operated 43 domestic and 53 international Ruby Tuesday restaurants in 14 states, Guam, and 14 foreign countries.  In addition, a traditional international franchisee operated one Wok Hay full-service Asian restaurant as of May 31, 2011.  The Company-owned and operated restaurants are concentrated primarily in the Northeast, Southeast, Mid-Atlantic, and Midwest regions of the United States.  We consider these regions to be our core markets.

Our fiscal year ends on the first Tuesday following May 30 and, as is the case once every five or six years, we have a 53-week year.  Fiscal years 2011, 2010, and 2009 each contained 52 weeks.

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

Overview and Strategies

Casual dining, the segment of the industry in which we operate, is intensely competitive with respect to prices, services, convenience, locations, and the types and quality of food.  We compete with other food service operations, including locally-owned restaurants, and other national and regional restaurant chains that offer similar types of services and products as we do.  In 2007 we deployed a brand repositioning initiative designed to clearly differentiate Ruby Tuesday from our competitors since we believed, as the bar and grill segment continued to mature, our lack of differentiation in this segment would potentially make it increasingly difficult to attract new guests.  Our brand repositioning first focused on food, then service, and finally on the creation of a fresh new look for our restaurants, which was the most capital-intensive aspect of our reimaging program.  In order to maximize sales in our newly-reimaged brand, our marketing strategy for the last three years has focused on the key pillars of print promotions, digital media, and local marketing programs to entice guests to see the new Ruby Tuesday, increase frequency of visits, and enhance brand visibility.  We believe this marketing strategy more effectively communicates our brand and value message.  We have the ability to customize our marketing to specific markets, down to the individual restaurant level, which enables us to respond quickly with a different program if a specific market or restaurant is not achieving desired results.

While we were in the process of implementing our brand reimaging, consumer spending came under pressure for a variety of reasons, and further weakened in the fourth quarter of calendar 2008.  As the economic environment deteriorated, operating results for various casual dining concepts, including ours, declined significantly.  In response, beginning in the second half of fiscal 2009, we implemented several cost-reduction initiatives to improve our cash flow at no dilution to the overall guest experience.  These cost savings were the result of various labor savings initiatives, including new scheduling systems and the realignment of field supervisors, in addition to more disciplined food cost management, improved operating efficiencies, and the closing of certain underperforming restaurants.  These initiatives resulted in cost savings of approximately $20.0 million in the second half of fiscal 2009 alone.

The improvements we have actualized in sales, earnings growth, and strengthening our balance sheet, in particular with our recently renewed five-year revolving credit facility (the “Credit Facility”), are enabling us to execute on our three-to-five year strategies to further strengthen and grow our business in a low-risk, low-capital, high-return manner.  The key initiatives in our long range plan are focused in the following four areas:

•
Enhance Sales and Margins of Our Core Brand.  We have evolved our existing menu items to support our high-quality casual dining position, broaden our appeal with product extensions offering more variety and cravability, and provide our guests with compelling value.  Late in the second quarter of fiscal 2010, we introduced a menu which included an expanded appetizer line and new dinner entrees featuring a variety of lobster combinations.  Additionally, we have also launched a Sunday brunch offering and enhanced our bar area with high definition televisions and an enhanced food and drink menu, both of which have driven incremental sales and traffic in addition to enhancing the overall perception of the Ruby Tuesday brand.  In the first quarter of fiscal 2011, we rolled out a new menu, began offering a complimentary bread program, and enhanced our fresh garden bar and Sunday brunch.  Our new menu items include 10 entrees; Fit & Trim offerings, which include 12 menu items that are 700 calories or less; and side offerings which now include fresh grilled green beans, fresh grilled zucchini, baked mac ‘n cheese, and blue cheese coleslaw.  We enhanced our garden bar with more variety and freshness by adding over 10 new items.  The addition of our fresh baked garlic cheese biscuits should further increase the overall value perception of our brand, in line with other high-quality casual dining restaurants.  Lastly, our Sunday brunch menu now includes 15 total items, and has been enhanced with the addition of French toast and new omelets.

From a labor standpoint, we deployed a new management structure which has our assistant managers now designated as either guest service managers or culinary managers, and is enabling us to focus on delivering a more consistent guest experience.  We have also implemented smaller station sizes, increased bartender staffing levels, and added food runners to improve the dining experience.  Both the menu enhancements and the labor changes noted above are designed to enhance the overall experience for our guests in line with the leading high-quality casual dining dinner houses.

•
Increase Shareholder Returns Through New Concept Conversions.  Part of our long-term plan is to get more out of existing restaurants by generating higher average restaurant volumes and thus more profit and cash flow with minimal capital investment.  Therefore, we will be converting certain underperforming Ruby Tuesday concept restaurants into other high-quality casual dining brands which might be better suited for success in selected markets.  To that end, on July 22, 2010, we entered into a licensing agreement with Gourmet Market, Inc. which allows us to operate multiple restaurants under the Truffles name.  Truffles is an upscale casual dining café featuring seafood and steaks which currently operates three restaurants in the vicinity of Hilton Head Island, South Carolina.  Our potential conversion concepts now include Truffles, Wok Hay (an Asian bistro which we own), and Marlin & Ray’s, which is our new internally-developed seafood concept.  We anticipate converting approximately six to eight Company-owned Ruby Tuesday restaurants to the Marlin & Ray’s, Truffles, or Wok Hay concepts in fiscal 2012.  We believe the low capital requirement and potential increased revenue and EBITDA for these conversions have the potential to provide attractive cash-on-cash returns for our shareholders.

•
Focus on Low Risk, Low Capital-Intensive, High-Return Growth.  In an effort to be prudent with our capital and in order to maximize returns for our shareholders, we are starting to slowly grow our Company in a low risk, low capital intensive manner.  Over time, we plan on opening Company-owned, smaller inline-type Ruby Tuesday restaurants.  Additionally, on September 13, 2010, we entered into a licensing agreement with LFMG International, LLC (“Lime”) which allows us to operate multiple restaurants under the Lime Fresh Mexican Grill® name.  Lime is a fast casual Mexican concept that currently operates several restaurants primarily in the vicinity of Miami, Florida.  Given that the fast casual segment of our industry is a proven and growing segment where demand exceeds supply, we believe opening smaller, inline locations under the Lime brand is a potential growth option for us.  We expect to open seven to nine Company-owned Lime restaurants in fiscal 2012.  The ability to enter the growing fast casual segment with a strong brand such as Lime and further expand our Ruby Tuesday Company-owned brand provides a growth option that has the potential to create long-term value for our shareholders with relatively low risk.

•
Allocate Capital to Enhance Shareholder Value.  During the past year, we continued to strengthen our balance sheet through deleveraging and also entered into a new Credit Facility which provides us with greater flexibility.  If we are successful in continuing to stabilize our same-restaurant sales and maintaining or lowering our cost structure, we have the opportunity to generate substantial levels of free cash flow given our modest capital expenditure needs.  We define “free cash flow” to be the net amount remaining when purchases of property and equipment are subtracted from net cash provided by operating activities.  Our near-term capital requirements are relatively modest as we anticipate converting six to eight Ruby Tuesday concept restaurants into other concepts, opening one to two new restaurants, and opening approximately seven to nine smaller, inline Lime restaurants in fiscal 2012.

We generated $89.6 million of free cash flow in fiscal 2011, all of which was used to repay debt.  We estimate we will generate $90.0 to $100.0 million of free cash flow during fiscal 2012.  Included in these estimates is anticipated capital spending of $43.0 to $47.0 million.  During fiscal 2011, we assumed $147.0 million of long-term debt in connection with franchise restaurant acquisitions.  Our objective over the next several years is to be in a position to return excess capital to our shareholders through an opportunistic share repurchase program or to continue to reduce debt in order to further reduce the financial risk related to our leverage.  See further discussion in the Financing Activities section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Our success in the four key long range plan initiatives outlined above should enable us to improve both our return on assets and return on equity, and to create additional shareholder value.

Our same-restaurant sales for Company-owned restaurants increased 0.9% in fiscal 2011 and our diluted earnings per share decreased to $0.72 in fiscal 2011 from $0.73 in fiscal 2010.  Throughout this MD&A, we discuss our fiscal 2011 financial results in detail, provide insight for fiscal years 2010 and 2009, as well as discuss Known Events, Uncertainties, and Trends.  We hope our commentary provides insight as to the factors which impacted our performance.  We remind you, that, in order to best obtain an understanding of our financial performance during the last three fiscal years, this MD&A section should be read in conjunction with the Consolidated Financial Statements and related Notes appearing in Part II, Item 8 of this Form 10-K.

Results of Operations

Ruby Tuesday Restaurants
The table below presents the number of Ruby Tuesday concept restaurants at each fiscal year end from fiscal 2007 through fiscal 2011:

Fiscal Year	Company-Owned	Domestic Franchise	International Franchise	Total
2011	750	43	53	846
2010	656	165	58	879
2009	672	173	56	901
2008	721	170	54	945
2007	680	199	54	933

During fiscal 2011:

•	109 Company-owned Ruby Tuesday restaurants were acquired, including 106 purchased from certain of our franchise partnerships and three purchased from a traditional domestic franchisee;

•	We opened our first Truffles and Marlin & Ray’s concept restaurants, each of which was converted from an existing Ruby Tuesday concept restaurant;

•
15 Company-owned Ruby Tuesday restaurants were closed, three of which have been converted to then-existing concepts, one in anticipation of conversion to another high-quality casual dining concept, and two as the result of tornadic activity in April 2011; and

•	Aside from the restaurants sold to the Company, seven franchise restaurants were opened and 25 were closed. Additionally, a traditional international franchisee opened one Wok Hay restaurant.

During fiscal 2010:

•	No Company-owned Ruby Tuesday restaurants were opened;

•	16 Company-owned Ruby Tuesday restaurants were closed;

•	Six (two domestic and four international) franchise restaurants were opened and 12 (10 domestic and two international) were closed; and

•
We sold 11.5 million shares of Ruby Tuesday, Inc. common stock in an underwritten public offering, receiving approximately $73.1 million in net proceeds from the sale of the shares, after deducting underwriting discounts and offering expenses.

Restaurant Sales
Restaurant sales in fiscal 2011 increased 5.9% from fiscal 2010 for Company-owned restaurants and decreased 21.6% for domestic and international franchised restaurants as explained below.  The tables presented below reflect restaurant sales for the last five years, and other revenue information for the last three years.

Restaurant Sales (in millions):

Fiscal Year	Company-Owned	Franchise (a)
2011	$ 1,258.0	$ 289.4
2010	1,188.0	368.9
2009	1,239.1	383.7
2008	1,346.7	412.0
2007	1,395.2	471.6

(a)	Includes sales of all domestic and international franchised Ruby Tuesday restaurants.

Other Revenue Information:
	2011	2010	2009
Company restaurant sales (in thousands)	$1,258,015	$1,188,043	$1,239,104
Company restaurant sales growth-percentage	5.9%	(4.1)%	(8.0)%

Franchise revenue (in thousands) (a)	$7,147	$6,753	$9,452
Franchise revenue growth-percentage	5.8%	(28.6)%	(30.4)%

Total revenue (in thousands)	$1,265,162	$1,194,796	$1,248,556
Total revenue growth-percentage	5.9%	(4.3)%	(8.2)%

Company same-restaurant sales growth percentage	0.9%	(1.3)%	(7.9)%

Company average restaurant volumes	$1.81 million	$1.79 million	$1.80 million
Company average restaurant volumes growth percentage	1.5%	(0.9)%	(5.1)%

(a)
Franchise revenue includes royalty, license, and development fees paid to us by our franchisees, exclusive of support service fees of $3.1 million, $4.6 million, and $6.3 million, in fiscal years 2011, 2010, and 2009, respectively, which are recorded as an offset to selling, general, and administrative expenses.

Our Company restaurant sales and operating revenue for the year ended May 31, 2011 increased 5.9% to $1,258.0 million compared to the prior year.  The increase primarily resulted from the acquisition of 109 restaurants from franchisees in fiscal 2011 and a 0.9% increase in same-restaurant sales.  Included in our Restaurant sales and operating revenue for fiscal 2011 are $76.1 million of restaurant sales for 109 restaurants we acquired from our franchisees during the current year.

The increase in same-restaurant sales for fiscal 2011 is attributable to higher average net check in the current year due to a shift in our value positioning and print incentive strategy since the prior year and a change in menu mix from the rollout of our new menu in August of fiscal 2011, offset by an overall decrease in guest traffic compared to the prior year.

Our Company restaurant sales and operating revenue for the year ended June 1, 2010 decreased 4.1% to $1,188.0 million compared to fiscal 2009.  This decrease primarily resulted from the closing of 54 restaurants in fiscal 2009 and a 1.3% decrease in same-restaurant sales.  The 54 closed restaurants produced $29.4 million of restaurant sales in fiscal 2009.

The decrease in same-restaurant sales for fiscal 2010 is attributable to declines in average net check during the first two quarters of fiscal 2010 due to our value positioning and print incentive strategy to motivate new guests to visit our restaurants to experience the reimaged Ruby Tuesday brand.

Franchise development and license fees received are recognized when we have substantially performed all material services and the restaurant has opened for business.  Franchise royalties (up to 4% of monthly sales) are recognized as franchise revenue on the accrual basis.  Franchise revenue increased 5.8% to $7.1 million in fiscal 2011 and decreased 28.6% to $6.8 million in fiscal 2010.  Franchise revenue is predominantly comprised of domestic and international royalties, which totaled $6.7 million and $6.5 million in 2011 and 2010, respectively.  This increase in fiscal 2011 is due to an increase in royalties from our traditional domestic franchisees as we recognized royalty fees due from a traditional domestic franchisee who previously had been deferring payment in the current year, coupled with an increase in same-restaurant sales for domestic franchise Ruby Tuesday restaurants of 0.9% for the year ended May 31, 2011.  The decrease in fiscal 2010 is due to franchise store closures, temporarily-reduced royalty rates for certain franchisees, and a decrease in same-restaurant sales for domestic franchise Ruby Tuesday restaurants of 4.3% for fiscal 2010.

Under our accounting policy, we do not recognize franchise fee revenue for any franchise with negative cash flows at times when the negative cash flows are deemed to be anything other than temporary and the franchise has either borrowed directly from us or, historically, in regards to the franchise partnerships, through a facility for which we provide a guarantee.  We also do not recognize additional franchise fee revenue from franchisees with fees in excess of 60 days past due.  Accordingly, we have deferred recognition of a portion of franchise revenue from certain franchises.  Unearned income for franchise fees was $1.2 million and $2.4 million as of May 31, 2011 and June 1, 2010, respectively, which are included in Other deferred liabilities and/or Accrued liabilities – rent and other in the Consolidated Balance Sheets.  The decrease in unearned income is primarily attributable to a reduction in unearned fees due from domestic franchisees ($1.3 million) as a result of the acquisition of 109 restaurants from franchisees during fiscal 2011.

Total franchise restaurant sales are shown in the table below.

	2011	2010	2009
Franchise restaurant sales (in thousands) (a)	$289,446	$368,937	$383,738
Franchise restaurant sales growth-percentage	(21.5)%	(3.9)%	(6.9)%

(a)	Includes sales of all domestic and international franchised Ruby Tuesday restaurants.

The 21.5% decrease in fiscal 2011 franchise restaurant sales is primarily due to the acquisition of 109 restaurants from franchisees during fiscal 2011.

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

	2011	2010	2009
Restaurant sales and operating revenue	99.4%	99.4%	99.2%
Franchise revenue	0.6	0.6	0.8
Total revenue	100.0	100.0	100.0
Operating costs and expenses:
(As a percentage of restaurant sales and operating
revenue):
Cost of merchandise	29.1	29.0	28.2
Payroll and related costs	33.6	33.4	34.0
Other restaurant operating costs	20.4	20.3	20.7
Depreciation	5.0	5.4	6.1
(As a percentage of total revenue):
Selling, general, and administrative, net of support
service fees	6.8	5.9	6.6
Closures and impairments	0.5	0.3	4.4
Goodwill impairment			1.5
Equity in losses/(earnings) of unconsolidated franchises
Interest expense, net	1.0	1.4	2.7
Total operating costs and expenses	95.8	95.2	103.4
Income/(loss) before income taxes	4.2	4.8	(3.4)
Provision/(benefit) for income taxes	0.5	1.0	(2.0)
Net income/(loss)	3.7%	3.8%	(1.4)%

Pre-tax Income/(Loss)
Pre-tax income decreased $5.1 million (8.9%) from the prior year to $52.6 million for the year ended May 31, 2011.  The lower pre-tax income was due to increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of cost of merchandise, payroll and related costs, other restaurant operating costs, selling, general, and administrative, net, and closures and impairments, and higher equity in losses from unconsolidated equity-method franchises.  These higher costs were partially offset by $3.8 million in pre-tax income on the 109 restaurants acquired from franchisees during fiscal 2011, an increase in same-restaurant sales of 0.9% at Company-owned restaurants, and decreases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of depreciation, and interest expense, net.

For fiscal 2010, pre-tax income was $57.8 million or 4.8% of total revenue, as compared to a pre-tax loss of $(42.9) million or (3.4)% of total revenue, for fiscal 2009.  The increase in pre-tax income from fiscal 2009 was due in significant part to reductions in impairment charges as we announced a plan in the prior year to restructure our property portfolio which resulted in closures and impairments expense of $55.0 million during fiscal 2009.  Also during fiscal 2009 we impaired our goodwill ($19.0 million).  The increase also included the elimination of $7.8 million in pre-tax losses recorded in fiscal 2009 on the 54 restaurants closed that year, as well as decreases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of payroll and related costs, other restaurant operating costs, depreciation, selling, general, and administrative, net, and interest expense, net.  These lower costs were partially offset by a decline of 1.3% in same-restaurant sales at Company-owned restaurants, lower franchise revenue, higher losses from unconsolidated equity-method franchises, and increases, as a percentage of restaurant sales and operating revenue, of cost of merchandise.

In the paragraphs that follow, we discuss in more detail the components of the changes in pre-tax income for years ended May 31, 2011 and June 1, 2010 as compared to the comparable prior year.  Because a significant portion of the costs recorded in the cost of merchandise, payroll and related costs, other restaurant operating costs, and depreciation categories are either variable or highly correlate with the number of restaurants we operate, we evaluate our trends by comparing the costs as a percentage of restaurant sales and operating revenue, as well as the absolute dollar change, to the comparable prior year.

Fiscal Year 2011 Franchise Restaurant Acquisitions
The table below shows operating results from the dates of acquisition (which occurred between August 4, 2010 and May 4, 2011) for the year ended May 31, 2011 for the 109 restaurants that were acquired from domestic franchisees in fiscal 2011 (in thousands):

Total revenue	$76,068

Cost of merchandise	22,349
Payroll and related costs	25,535
Other restaurant operating costs	16,499
Depreciation	3,432
Selling, general, and administrative	4,431
72,246
Income before income taxes	$3,822

Fiscal Year 2009 Restaurant Closings
The table below shows operating results for the year ended June 2, 2009 for the 54 restaurants that closed in fiscal 2009 (in thousands):

Total revenue	$29,358

Cost of merchandise	8,802
Payroll and related costs	14,172
Other restaurant operating costs	10,129
Depreciation	2,000
Selling, general, and administrative	2,098
37,201
Net loss	$(7,843)

Cost of Merchandise
Cost of merchandise increased $21.2 million (6.2%) from the prior year to $365.7 million for the year ended May 31, 2011.  As a percentage of restaurant sales and operating revenue, cost of merchandise increased from 29.0% to 29.1%.  Excluding the $22.3 million increase from the 109 restaurants acquired in fiscal 2011, cost of merchandise decreased $1.2 million (0.3%).

For the year ended May 31, 2011, the absolute dollar change not attributable to the restaurant acquisitions was due to lower food costs at our other restaurants as a result of a decrease in guest counts during the current year.  Contributing to the lower guest counts during fiscal 2011 was inclement winter weather in many of our core markets during the third quarter and lower guest counts in our first and fourth quarters as a result of a shift in our value promotion strategy by changing the “Buy One Get One Free” promotion offered during the first quarter of the prior year to a “Buy One Get One Free Up to $10” or a “25% Off” on our Specialties, Fork-Tender Ribs, and Handcrafted Steaks and reducing the number of system-wide freestanding insert coupons offered during the current versus the prior year.  Partially offsetting the decrease in cost of sales due to guest counts were the addition of garlic cheese biscuits, produce price increases, and wine costs as discussed below.

As a percentage of restaurant sales and operating revenue, the increase in cost of merchandise for the year ended May 31, 2011 was due to primarily to the rollout of garlic cheese biscuits at all of our restaurants, price increases during the second half of the current year on several produce items due to the winter freeze that impacted crops in Mexico, and increased wine cost due in part to higher sales of our premium wines during the current year.

Cost of merchandise decreased $4.9 million (1.4%) from fiscal 2009 to $344.5 million for the year ended June 1, 2010.  As a percentage of restaurant sales and operating revenue, cost of merchandise increased from 28.2% to 29.0%.  Excluding the $8.8 million decrease from the elimination of 54 restaurants closed in fiscal 2009, cost of merchandise increased $3.9 million (1.1%).

The $3.9 million increase for the year ended June 1, 2010 referred to above was a result of a shift in menu mix corresponding to our value promotions which drove our guests to order higher-cost menu items, coupled with the introduction of higher food cost items such as lobster entrees on our new menus.

As a percentage of restaurant sales and operating revenue, the increase was due to several promotions offered during fiscal 2010 including freestanding insert coupons in all markets with Company-owned restaurants, direct address label mail pieces, and a value promotion for our So Connected guests offering a “Buy One Get One Free” or a “Buy One Get One Free Up to $10” on our Specialties, Fork-Tender Ribs, and Handcrafted Steaks.

Payroll and Related Costs
Payroll and related costs increased $25.4 million (6.4%) from the prior year to $422.2 million for the year ended May 31, 2011.  As a percentage of restaurant sales and operating revenue, payroll and related costs increased from 33.4% to 33.6%.  Excluding the $25.5 million increase from the 109 restaurants acquired in fiscal 2011, payroll and related costs decreased $0.2 million.

For the year ended May 31, 2011, the decrease in absolute dollars not attributable to the restaurant acquisitions was insignificant.

As a percentage of restaurants sales and operating revenue, the increase in payroll and related costs was due to higher hourly labor which resulted from additional hours scheduled for Saturday nights, additional bartender labor on Monday nights during football season, increased labor associated with the rollout of our bread program, and unfavorable state unemployment costs due to rate increases in 20 states.

Payroll and related costs decreased $24.1 million (5.7%) from fiscal 2009 to $396.9 million for the year ended June 1, 2010.  This amount included $14.2 million of payroll and related costs spent in fiscal 2009 at the 54 restaurants closed in fiscal 2009.  As a percentage of restaurant sales and operating revenue, payroll and related costs decreased from 34.0% to 33.4%.

For the year ended June 1, 2010, the remaining decrease of $10.0 million not attributable to closings was primarily due to decreases in hourly labor as a result of new staffing guidelines for certain positions in our restaurants and the elimination of the dedicated To Go positions in our mall restaurants and certain other locations, both of which were partially offset by increases in minimum wage rates and payroll taxes in certain states since fiscal 2009.

As a percentage of restaurant sales and operating revenue, the decrease in payroll and related costs in fiscal 2010 was attributable to the impact of closing 54 restaurants in fiscal 2009, which ran higher than system average labor, and the hourly labor cost savings initiatives discussed in the prior paragraph.

Other Restaurant Operating Costs
Other restaurant operating costs increased $15.7 million (6.5%) from the prior year to $256.6 million for the year ended May 31, 2011.  As a percentage of restaurant sales and operating revenue, these costs increased from 20.3% to 20.4%.  Excluding the $16.5 million increase from the 109 restaurants acquired in fiscal 2011, other restaurant operating costs decreased $0.8 million (0.3%).

For the year ended May 31, 2011, the change in other restaurant operating costs not attributable to the restaurant operations of the acquired franchise partnership restaurants related to the following (in thousands):

Net gain on franchise acquisitions	$(6,676)
Rent and leasing	(2,427)
Supplies	(2,231)
Bad debt expense	(1,159)
Insurance	(915)
Franchise partnership debt guarantees	6,705
Repairs	1,831
Cable package upgrades	1,065
Credit card fees	900
Reduced Visa/Mastercard antitrust settlement income	838
Other increases	1,254
Net reductions	$(815)

In both absolute dollars and as a percentage of restaurant sales and operating revenue, the decrease not directly attributable to the operations of 109 restaurants acquired from franchisees was a result of a net gain on the restaurant acquisitions during the current year as further discussed in Note 3 to the Consolidated Financial Statements, lower bad debt expense due to larger prior year adjustments for notes due from certain franchisees, lower rent and leasing due to restaurants that have closed since the prior year, lower supplies as a result of a reduction in linen and packaging supplies due in part to price reductions with the change to a new linen vendor, and lower general liability insurance expense due to favorable claims experience.  These were partially offset by increased guaranty expense relating primarily to debt defaults by certain franchisees we chose not to acquire and which now have ceased operations, higher repairs expense due to impinger oven maintenance, increased costs associated with the inclement winter weather during the current year, and an overall increase in building repairs as we incurred costs to maintain the look of our restaurants from the reimaging completed in fiscal 2008.  Other offsets include upgrading our cable packages during the current year to offer a greater variety of sports programming in our bar area of certain restaurants, higher credit card expense due in part to increases in processing fees charged by our credit card vendors coupled with accrued income in the prior year relating to the net proceeds from the Visa/MasterCard antitrust class action litigation of which we were a class member.

Other restaurant operating costs decreased $15.1 million (5.9%) to $240.9 million for the year ended June 1, 2010, as compared to fiscal 2009.  This decrease included $10.1 million of costs incurred on the 54 restaurants closed in fiscal 2009.  As a percentage of restaurant sales and operating revenue, these costs decreased from 20.7% to 20.3%.

For the year ended June 1, 2010, the remaining reductions not attributable to fiscal 2009 closings related to the following (in thousands):

Utilities	$3,277
Bad debt expense	1,960
Rent and leasing	1,535
Supplies	1,050
Visa/MasterCard antitrust settlement	922
Other	889
Repairs	(3,069)
Insurance	(1,578)
Net reductions	$4,986

In both absolute dollars and as a percentage of restaurant sales and operating revenue for year ended June 1, 2010, the decrease was primarily due to decreases in utilities resulting from reductions in overall electric usage and changing natural gas and fuel vendors at certain of our restaurants which resulted in more favorable rates, lower bad debt expense due to larger prior-year adjustments for notes due from certain franchisees, reductions in rent and leasing due to the closure of 16 leased restaurants during fiscal 2010, lower credit card expense resulting from income relating to the net proceeds from the Visa/MasterCard antitrust class action litigation in which we were a class member, and other decreases.  These were partially offset by higher repairs and maintenance due to upgrades and repairs at certain of our restaurants and higher general liability insurance expense due to unfavorable claims experience.

Depreciation
Depreciation expense decreased $0.9 million (1.4%) from the prior year to $62.9 million for the year ended May 31, 2011.  As a percentage of restaurant sales and operating revenue, this expense decreased from 5.4% to 5.0%.

In terms of both absolute dollars and as a percentage of restaurant sales and operating revenue, the decrease was primarily due to reduced depreciation for assets that became fully depreciated since the prior year, which was partially offset by increased depreciation on the restaurants acquired from franchisees in fiscal 2011.

Depreciation expense decreased $11.2 million (14.9%) to $63.8 million for fiscal 2010, compared to fiscal 2009.  As a percentage of restaurant sales and operating revenue, this expense decreased from 6.1% to 5.4%.  In terms of both absolute dollars and as a percentage of restaurant sales and operating revenue, the decrease for fiscal 2010 was primarily due to reduced depreciation for assets that became fully depreciated since fiscal 2009 (reductions of $7.1 million).  Additionally, contributing to the reduction was the impact of the 54 restaurant closures which incurred depreciation expenses totaling $2.0 million in fiscal 2009.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses, net of support service fee income, increased $15.4 million (21.9%) from the prior year to $86.0 million for the year ended May 31, 2011.  Excluding the $4.4 million increase from the 109 restaurants acquired in fiscal 2011, selling, general and administrative, net of support service fee income increased $11.0 million (15.6%).

The increase was primarily due to higher advertising costs ($12.4 million) as a result of testing a marketing initiative by inserting coupons in certain national magazines, an increase in internet advertising due to the implementation of digital media since the prior year, and higher advertising agency fees and television advertising during the current year.  Also contributing to the increase were higher management labor and training payroll ($3.7 million) due to an increase, since the prior fiscal year, in team members, travel and related costs ($1.6 million) as a result of an increase in training sessions during the current year, share-based compensation expense ($0.6 million), and higher consulting fees ($0.9 million), primarily relating to cost savings initiatives.  These were partially offset by a reduction in bonus expense ($5.9 million) based on fiscal 2011 results and higher capitalized development expense during the current year as a result of restaurant conversions ($0.6 million).

Selling, general, and administrative expenses, net of support service fee income, decreased $11.6 million (14.2%) to $70.5 million in fiscal 2010, as compared to fiscal 2009.  This decrease included $2.1 million of costs incurred in fiscal 2009 on the 54 closed restaurants.

The decrease in absolute dollars from fiscal 2009 to 2010 was partially attributable to a reduction in advertising ($15.0 million) as a result of no national cable television advertising during fiscal 2010, reflecting a shift in our marketing strategy to one based more on offering guests incentives through print media rather than through television.  Additionally, management labor was lower ($3.5 million) due to the elimination and reduction of certain positions.  These were partially offset by higher bonus expense ($3.7 million) and higher share-based employee compensation ($1.3 million) due to improved achievement of performance goals.

Closures and Impairments
Closures and impairments increased $2.5 million to $6.2 million for the year ended May 31, 2011, as compared to fiscal 2010.  The increase was due primarily to higher restaurant impairment charges ($2.9 million) and losses on the sale of surplus properties during fiscal 2011 compared to gains on the sale of surplus properties in the prior fiscal year ($1.1 million), which were partially offset by reductions in closed restaurant lease reserve expense ($1.1 million), other closing costs ($0.3 million), and dead site costs ($0.1 million).

Closures and impairments expense decreased $51.2 million to $3.8 million for the year ended June 1, 2010, as compared to fiscal 2009.  The decrease was due primarily to reductions in impairment charges ($38.0 million), closed restaurant lease reserve expense ($9.5 million), dead site costs ($1.9 million), other closing costs ($1.5 million), and higher gains on the sale of surplus properties ($0.3 million).

See Note 8 to our Consolidated Financial Statements for further information on our closures and impairment charges recorded during fiscal 2011, 2010, and 2009.

Goodwill Impairment
We concluded during the second quarter of fiscal 2009 that our goodwill at the time was fully impaired.  As a result, we recorded an impairment charge during fiscal 2009 of $19.0 million.  See Notes 1 and 8 to our Consolidated Financial Statements for further information on our fiscal 2009 goodwill impairment charge and our current goodwill.

Equity in Losses/(Earnings) of Unconsolidated Franchises
Our equity in the losses of unconsolidated franchises was $0.6 million for fiscal 2011 compared with $0.3 million for fiscal 2010.  The change is attributable to increased losses from investments in two of our 50%-owned franchise partnerships, both of which were acquired during fiscal 2011.  Included in these increased losses was $0.7 million, which represents our share of an impairment loss recorded on a closed franchise restaurant.  Offsetting this were decreased losses or increased earnings from investments in four of our 50%-owned franchise partnerships, all of which were acquired during fiscal 2011.  As of May 31, 2011, we had acquired all of our 50%-owned franchise partnerships.

For fiscal 2010, our equity in the losses of unconsolidated franchises was $0.3 million compared to negligible equity in earnings for fiscal 2009.  The change is attributable to increased losses from investments in three of our six 50%-owned franchise partnerships over fiscal 2009.  Contributing to our equity in the losses of unconsolidated franchises were lower same-restaurant sales, which was partially offset by an increase in earnings from investments in the other three 50%-owned franchise partnerships over fiscal 2009 and by lower advertising charges during fiscal 2010.  As of June 1, 2010, we held 50% equity investments in each of six franchise partnerships which collectively operate 70 Ruby Tuesday restaurants.

Net Interest Expense
Net interest expense decreased $4.0 million to $12.4 million for the year ended May 31, 2011, primarily due to lower average debt outstanding on our revolving credit agreement and the payoff of the Private Placement Series A senior notes in the prior year.

Net interest expense decreased $17.6 million to $16.4 million for the year ended June 1, 2010, primarily due to lower average debt outstanding on the revolving credit agreement, the retirement of the Private Placement Series A senior notes, lower interest rates on the Credit Facility, and other debt payments made since fiscal 2009.

Provision/(Benefit) for Income Taxes
The effective tax rate for fiscal 2011 was 10.9% compared to 21.5% for the prior year.  The decrease in the effective tax rate was attributable to an increase in the benefit of FICA Tip and Work Opportunity Tax Credits during fiscal 2011 as compared to the prior fiscal year, coupled with the exclusion for tax purposes of net gains from franchise acquisitions in fiscal 2011.  These benefits were partially offset by the recognition of a deferred tax valuation allowance for certain state net operating losses.

The effective tax rate for fiscal 2010 was 21.5% compared to 58.2% for fiscal 2009.  The change in the effective tax rate resulted primarily from the fact that the Company reported an operating loss in fiscal 2009 and income in fiscal 2010.  FICA Tip Credits and Work Opportunity Tax Credits generated in fiscal 2009 increased the effective tax rate above the statutory rate.  The two tax credits are driven primarily by restaurant sales, rather than closures and impairments and goodwill impairment, which together contributed significantly to the fiscal 2009 operating loss.  A similar amount of tax credits generated in fiscal 2010 decreased the effective tax rate.

Liquidity and Capital Resources

Sources and Uses of Cash
Our primary source of liquidity is cash provided by operations.  The following table presents a summary of our cash flows from operating, investing, and financing activities for the last three fiscal years (in thousands).

	2011	2010	2009
Net cash provided by operating activities	$116,292	$140,264	$102,569
Net cash (used)/provided by investing activities	(24,492)	(9,439)	3,195
Net cash used by financing activities	(91,647)	(131,016)	(112,036)
Net increase/(decrease) in cash and short-term investments	$153	$(191)	$(6,272)

Operating Activities
Our cash provided by operations is generally derived from cash receipts generated by our restaurant customers and franchisees.  Substantially all of the $1,258.0 million, $1,188.0 million, and $1,239.1 million of restaurant sales and operating revenue disclosed in our Consolidated Statements of Operations for fiscal 2011, 2010, and 2009, respectively, was received in cash either at the point of sale or within two to four days (when our guests paid with debit or credit cards).  Our primary uses of cash for operating activities are food and beverage purchases, payroll and benefit costs, restaurant operating costs, general and administrative expenses, and marketing, a significant portion of which are incurred and paid in the same period.

Cash provided by operating activities for fiscal 2011 decreased $24.0 million (17.1%) from the prior year to $116.3 million.  The decrease was due primarily to an increase in cash paid for income taxes of $23.0 million, a substantial portion of which is due to a prior year federal refund related to a tax accounting method change as permitted by the Internal Revenue Service relating to the expensing of certain repairs.

Cash provided by operating activities for fiscal 2010 increased $37.7 million (36.8%) from fiscal 2009 to $140.3 million.  The increase was due to an increase in net income, after non-cash adjustments.  The increase in net income of $63.3 million for fiscal 2010 as compared to fiscal 2009 was primarily attributable to the after-tax impact of a substantial decline in non-cash impairment charges and lower depreciation in fiscal 2010 compared with fiscal 2009.  Excluding these items, as well as the other non-cash items which impact net income, the increase in net income was $29.1 million.  These and other factors leading to our net income increase are discussed in the “Results of Operations” section of our MD&A.

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

Our working capital deficiency and current ratio as of May 31, 2011 were $36.0 million and 0.7:1, respectively.  As is common in the restaurant industry, we carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset) or debt reduction (a long-term liability) and receivable and inventory levels are generally not significant.

Investing Activities
We require capital principally for the maintenance and upkeep of our existing restaurants, limited new or converted restaurant construction, investments in technology, equipment, remodeling of existing restaurants, and on occasion for the acquisition of franchisees or other restaurant concepts.  Property and equipment expenditures purchased primarily with internally generated cash flows for fiscal 2011, 2010, and 2009 were $26.7 million, $17.7 million, and $17.2 million, respectively.  In addition, proceeds from the disposal of assets produced $6.7 million, $5.5 million, and $11.7 million of cash in fiscal 2011, 2010, and 2009, respectively, following an action taken to aggressively market surplus properties in order to pay down debt.

Capital expenditures for fiscal 2012 are budgeted to be $43.0 to $47.0 million based on our planned improvements for existing restaurants and our expectation that we will open one to two new restaurants, approximately seven to nine Lime restaurants, and convert approximately six to eight Company-owned Ruby Tuesday concept restaurants to the Marlin & Ray’s, Truffles, or Wok Hay concepts in fiscal 2012.  We intend to fund capital expenditures for Company-owned restaurants with cash provided by operations.

As discussed further in Note 3 to the Consolidated Financial Statements, during fiscal 2011, we spent $4.3 million, plus assumed debt, to acquire the remaining member or limited partnership interests of 11 franchise partnerships which collectively operated 105 restaurants, one additional restaurant from a twelfth franchise partnership, and three restaurants from a traditional domestic franchisee.

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

On December 1, 2010, we entered into the Credit Facility, under which we may borrow up to $320.0 million with the option to increase our capacity by $50.0 million to $370.0 million.  The Credit Facility replaced our then outstanding five-year revolving credit agreement (the “Prior Credit Facility”) that was entered into on February 28, 2007.  Bank of America, N.A., serves as Administrative Agent, Issuing Bank, Servicer and Swingline Lender under the Credit Facility.

The terms of the Credit Facility provide for a $40.0 million swingline subcommitment and a $50.0 million letter of credit subcommitment.  The Credit Facility also includes a $50.0 million franchise facility subcommitment, which covered our guarantees of debt of the franchise partners (“Franchise Facility Subcommitment”) and replaced a prior franchise facility (the “Franchise Facility”), which was dated as of November 19, 2004.

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

During fiscal 2010, we closed an underwritten public offering of 11.5 million shares of Ruby Tuesday, Inc. common stock at $6.75 per share, less underwriting discounts.  We received approximately $73.1 million in net proceeds from the sale of the shares, after deducting underwriting discounts and offering expenses.  The net proceeds were used to repay indebtedness under our previously outstanding five year Prior Credit Facility.

Under the terms of the Credit Facility, we had borrowings of $177.0 million with an associated floating rate of interest of 2.27% at May 31, 2011.  As of June 1, 2010, under the terms of the Prior Credit Facility, we had $203.8 million outstanding with an associated floating rate of interest of 1.63%.  After consideration of letters of credit outstanding and amounts borrowed under the Franchise Facility Subcommitment, we had $134.7 million available under the Credit Facility as of May 31, 2011.

The Credit Facility contains financial covenants relating to the maintenance of leverage and fixed charge coverage ratios and minimum net worth.  The covenants, as well as the conditions to each borrowing, are substantially similar to those contained in the Prior Credit Facility.  We were in compliance with our debt covenants both as of May 31, 2011 and the date of this filing.

On December 1, 2010, we drew down approximately $203.2 million under the Credit Facility to repay borrowings outstanding under the Prior Credit Facility.  Fees and expenses incurred in connection with the refinancing were paid from cash on hand.  Additionally, new letters of credit totaling $20.0 million were obtained to replace those outstanding under the Prior Credit Facility.

As further discussed in Note 15 to the Consolidated Financial Statements, on July 18, 2011, we entered into an amendment of the Credit Facility to increase the amount of the optional additional revolving commitments available from $50.0 million to $60.0 million, thereby increasing the maximum aggregate revolving commitment amount under the Credit Facility from $370.0 million to $380.0 million.   On the same date, we exercised our option to increase the revolving commitments from $320.0 million to $380.0 million pursuant to new lender commitment agreements with the existing lenders and an additional new lender.

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

At May 31, 2011 and June 1, 2010, the Private Placement consisted of $44.4 million and $48.4 million, respectively, in notes with an interest rate of 7.17% (the “Series B Notes”).  The Series B Notes mature on April 1, 2013.  During the first two quarters of fiscal 2011, we offered, and our noteholders accepted, principal prepayments of $4.0 million on the Series B Notes.  Under the terms of the Note Amendment we are no longer required to offer principal prepayments to our noteholders.  Accordingly, we have not classified any of the $44.4 million principal balance as current as of May 31, 2011.

In connection with the Credit Facility and Note Amendment, on December 1, 2010, Bank of America, N.A., as Collateral Agent, along with the lenders and institutional investors pursuant to the Credit Facility and Note Amendment, issued a Notice of Direction and Termination effectively terminating the Intercreditor and Collateral Agency Agreement by and between such parties dated May 21, 2008, and also terminating the Pledge Agreement dated May 21, 2008 by and among Ruby Tuesday, Inc. and certain subsidiaries of Ruby Tuesday, Inc. (together the “Pledgors”) and the creditors pursuant to the Credit Facility and Note Amendment, by which the Pledgors had pledged certain subsidiary equity interests as security for the repayment of our obligations under the Credit Facility and Note Amendment.

As discussed further in Note 3 to the Consolidated Financial Statements, we acquired all remaining membership interests in 11 franchise partnerships in fiscal 2011.  In connection with these acquisitions, we assumed $149.6 million of long-term debt.  Of this amount, $41.1 million was owed to the lenders of the Franchise Facility Subcommitment.  Subsequent to the acquisitions, we repaid the $41.1 million using borrowings from our Prior Credit Facility (in first quarter) and our Credit Facility (in third and fourth quarters).

Our $122.5 million in mortgage loan obligations as of May 31, 2011 consists of various loans acquired upon franchise acquisitions.  These loans, which mature between July 2011 and March 2024, have balances which range from negligible to $8.7 million and interest rates of 3.39% to 11.28%.  Many of the properties acquired from franchisees collateralize the loans outstanding.

There were no share repurchases or dividends paid during fiscal 2011, 2010, or 2009.

Share Repurchases
From time to time our Board of Directors has authorized the repurchase of shares of our common stock as a means to return excess capital to our shareholders.  The timing, price, quantity, and manner of the purchases have been made at the discretion of management upon instruction from the Board of Directors, depending upon market conditions and the restrictions contained in our loan agreements.  Although 7.9 million shares remained available for purchase under existing programs at May 31, 2011, we did not repurchase any shares of RTI common stock during fiscal 2011.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Significant Contractual Obligations and Commercial Commitments
Long-term financial obligations were as follows as of May 31, 2011 (in thousands):
	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Notes payable and other long-term debt, including
current maturities (a)	$ 122,832	$ 15,090	$ 29,529	$ 30,367	$ 47,846
Revolving credit facility (a)	177,000			177,000
Senior notes (Series B) (a)	44,442		44,442
Interest (b)	47,494	11,583	16,805	9,758	9,348
Operating leases (c)	363,523	44,368	78,901	63,646	176,608
Purchase obligations (d)	112,816	53,534	30,910	25,280	3,092
Pension obligations (e)	40,698	10,968	6,422	5,002	18,306
Total (f)	$ 908,805	$ 135,543	$ 207,009	$ 311,053	$ 255,200

(a)	See Note 7 to the Consolidated Financial Statements for more information on our debt.

(b)
Amounts represent contractual interest payments on our fixed-rate debt instruments.  Interest payments on our variable-rate revolving credit facility and variable-rate notes payable with balances of $177.0 million and $16.4 million, respectively, as of May 31, 2011 have been excluded from the amounts shown above, primarily because the balance outstanding under our revolving credit facility, described further in Note 7 of the Consolidated Financial Statements, fluctuates daily.  The interest rates on the other excluded debt can fluctuate monthly.  Additionally, the amounts shown above include interest payments on the Series B Notes at the current interest rate of 7.17%.  This rate could be different in the future based upon certain leverage ratios.

(c)
This amount includes operating leases totaling $2.7 million for which sublease income from franchisees or others is expected.  Certain of these leases obligate us to pay maintenance costs, utilities, real estate taxes, and insurance, which are excluded from the amounts shown above.  See Note 6 to the Consolidated Financial Statements for more information.

(d)	The amounts for purchase obligations include cash commitments under contract for food items and supplies, utility contracts, and other miscellaneous commitments.

(e)	See Note 9 to the Consolidated Financial Statements for more information.

(f)	This amount excludes $5.2 million of unrecognized tax benefits due to the uncertainty regarding the timing of future cash outflows associated with such obligations.

Commercial commitments were as follows as of May 31, 2011 (in thousands):
Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Letters of credit	$ 8,284	$ 8,284	$	$	$
Divestiture guarantees	5,880	1,392	996	990	2,502
Total	$ 14,164	$ 9,676	$ 996	$ 990	$ 2,502

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

Impairment of Long-Lived Assets
We evaluate the carrying value of any individual restaurant when the cash flows of such restaurant have deteriorated and we believe the probability of continued operating and cash flow losses indicate that the net book value of the restaurant may not be recoverable. In performing the review for recoverability, we consider the future cash flows expected to result from the use of the restaurant and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the restaurant, an impairment loss is recognized for the amount by which the net book value of the asset exceeds its fair value. Otherwise, an impairment loss is not recognized. Fair value is market participant-based upon estimated discounted future cash flows expected to be generated from continuing use through the expected disposal date and the expected salvage value.  In the instance of a potential sale of a restaurant in a refranchising transaction, the expected purchase price is used as the estimate of fair value.

If a restaurant that has been open for at least one full quarter shows negative cash flow results, we prepare a plan to reverse the negative performance. Under our policies, recurring or projected annual negative cash flow signals a potential impairment. Both qualitative and quantitative information are considered when evaluating for potential impairments.

At May 31, 2011, we had 26 restaurants that had been open more than one year with rolling 12 month negative cash flows, of which 20 have been impaired to salvage value.  Of the six which remained, we reviewed the plans to improve cash flows at each of the restaurants and determined no impairment was necessary.   The remaining net book value of these six restaurants was $4.3 million at May 31, 2011.

Should sales at these restaurants not improve within a reasonable period of time, further impairment charges are possible.  Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs, salvage value, and sublease income.  Accordingly, actual results could vary significantly from our estimates.

Our goodwill, which totaled $15.6 million at May 31, 2011, is not amortized.  We perform tests for impairment annually, or more frequently if events or circumstances indicate it might be impaired.  Impairment tests for goodwill include comparing the fair value of the respective reporting unit with its carrying value, including goodwill.  We use a variety of methodologies in conducting these impairment assessments, including cash flow analyses that are consistent with the assumptions we believe hypothetical marketplace participants would use, estimates of sales proceeds and other measures, such as fair market price of our common stock, as evidenced by closing trading price.  Where applicable, we use an appropriate discount rate that is commensurate with the risk inherent in the projected cash flows.  If market conditions deteriorate, or if operating results decline unexpectedly, we may be required to record impairment charges.

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

Revenue Recognition for Franchisees
We charge our franchisees various monthly fees that are calculated as a percentage of the respective franchise’s monthly sales.  Our franchise agreements allow us to charge up to a 4.0% royalty fee, a 1.5% support service fee, a 1.5% marketing and purchasing fee, and an advertising fee of up to 3.0%.  We defer recognition of franchise fee revenue for any franchise with negative cash flows at times when the negative cash flows are deemed to be anything other than temporary and the franchise has either borrowed directly from us or, historically, in regards to the franchise partnerships, through a facility for which we provided a guaranty.

We also do not recognize franchise fee revenue from franchises with fees in excess of 60 days past due.  Unearned income for franchise fees was $1.2 million and $2.4 million as of May 31, 2011 and June 1, 2010, respectively, which are included in other deferred liabilities and/or accrued liabilities – rent and other in the Consolidated Balance Sheets.

Income Tax Valuation Allowances and Tax Accruals
We record deferred tax assets for various items.  We record a valuation allowance for deferred tax assets when certain state net operating losses that, in the judgment of management, are not more likely than not to be realized.  This determination factors in the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income, and tax-planning strategies.  As a result of impairment charges during fiscal 2009 and state tax planning, the Company has a three-year cumulative pre-tax loss in certain states which is to be given significant weight in our assessments.  We recorded a valuation allowance for deferred tax assets of $1.5 million as of May 31, 2011.

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

Recently Issued Accounting Standards Not Yet Adopted

In June 2011, the Financial Accounting Standards Board issued guidance on the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income.  This guidance is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (our fiscal 2013 first quarter).  We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

Known Events, Uncertainties, and Trends

Financial Strategy and Stock Repurchase Plan
Our financial strategy is to utilize a prudent amount of debt, including operating leases, letters of credit, and any guarantees, to minimize the weighted average cost of capital while allowing financial flexibility. This strategy has periodically allowed us to repurchase RTI common stock.  During the year ended May 31, 2011, we repurchased no shares of RTI common stock.  The total number of remaining shares authorized to be repurchased, as of May 31, 2011, is approximately 7.9 million.  To the extent not funded with cash from operating activities and proceeds from stock option exercises, future repurchases, if any, may be funded by borrowings.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Dividends
During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to our shareholders.  The payment of a dividend in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors.  Our last dividend was paid on August 7, 2007 and no assurance can be given that dividends will be paid in the future.

Fiscal Year
RTI’s fiscal year 2012 will contain 53 weeks and end on June 5, 2012.

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

Item 7A. Quantitative and Qualitative
Disclosure About Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices.  The interest rate charged on our Credit Facility can vary based on the interest rate option we choose to utilize.  Our Base Rate for borrowings is defined to be the higher of Bank of America’s prime rate, the Federal Funds Rate plus 0.5%, or an adjusted LIBO Rate plus 1.00%, plus an applicable margin ranging from 0.25% to 1.25%.  The applicable margin for our Eurodollar Borrowings ranges from 1.25% to 2.25%.  As of May 31, 2011, the total amount of outstanding debt subject to interest rate fluctuations was $193.4 million.  A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of $1.9 million per year, assuming a consistent capital structure.

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

Item 8. Financial Statements and Supplementary Data

Ruby Tuesday, Inc. and Subsidiaries

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Financial Statements
Consolidated Statements of Operations
(In thousands, except per-share data)

	For the Fiscal Year Ended
	May 31,	June 1,	June 2,
	2011	2010	2009

Revenue:
Restaurant sales and operating revenue	$1,258,015	$1,188,043	$1,239,104
Franchise revenue	7,147	6,753	9,452
	1,265,162	1,194,796	1,248,556

Operating costs and expenses:
Cost of merchandise	365,653	344,462	349,362
Payroll and related costs	422,230	396,877	421,023
Other restaurant operating costs	256,632	240,947	256,063
Depreciation	62,878	63,767	74,973
Selling, general, and administrative, net of support service fee income totaling $3,129 in 2011, $4,610 in 2010
and $6,295 in 2009	85,971	70,526	82,167
Closures and impairments	6,249	3,776	54,951
Goodwill impairment			18,957
Equity in losses/(earnings) of unconsolidated franchises	574	328	(14)
Interest expense, net of interest income totaling
$522 in 2011, $990 in 2010 and $1,052 in 2009	12,353	16,355	33,940
	1,212,540	1,137,038	1,291,422

Income/(loss) before income taxes	52,622	57,758	(42,866)
Provision/(benefit) for income taxes	5,744	12,414	(24,948)

Net income/(loss)	$46,878	$45,344	$(17,918)

Earnings/(loss) per share:
Basic	$0.73	$0.74	$(0.35)
Diluted	$0.72	$0.73	$(0.35)

Weighted average shares:
Basic	64,029	61,533	51,395
Diluted	64,948	61,870	51,395
The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per-share data)

	May 31, 2011	June 1, 2010
Assets:
Current assets:
Cash and short-term investments	$9,722	$9,569
Accounts and notes receivable, net	7,531	9,746
Inventories:
Merchandise	25,627	21,145
China, silver and supplies	8,843	7,668
Income tax receivable	3,077
Deferred income taxes	14,429	13,794
Prepaid rent and other expenses	12,797	11,154
Assets held for sale	1,340	3,234
Total current assets	83,366	76,310

Property and equipment, net	1,031,151	943,486
Goodwill	15,571
Notes receivable, net		269
Other assets	56,938	43,964
Total assets	$1,187,026	$1,064,029

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$29,807	$22,951
Accrued liabilities:
Taxes, other than income taxes	23,425	19,905
Payroll and related costs	17,829	22,425
Insurance	6,581	8,219
Deferred revenue – gift cards	8,731	8,473
Rent and other	17,861	18,983
Current maturities of long-term debt, including capital leases	15,090	12,776
Income tax payable		1,049
Total current liabilities	119,324	114,781

Long-term debt and capital leases, less current maturities	329,184	276,490
Deferred income taxes	42,923	40,010
Deferred escalating minimum rent	44,291	42,305
Other deferred liabilities	59,591	52,343
Total liabilities	595,313	525,929

Commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock, $0.01 par value; (authorized: 100,000 shares;
issued: 2011 – 65,098 shares, 2010 – 64,492 shares)	651	645
Capital in excess of par value	104,941	98,337
Retained earnings	499,173	452,295
Deferred compensation liability payable in Company stock	1,556	2,036
Company stock held by Deferred Compensation Plan	(1,556)	(2,036)
Accumulated other comprehensive loss	(13,052)	(13,177)
	591,713	538,100
Total liabilities and shareholders' equity	$1,187,026	$1,064,029

The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
and Comprehensive Income/(Loss)
(In thousands, except per-share data)
						Company Stock
						Held by the	Accumulated
	Common Stock		Capital In		Deferred	Deferred	Other	Total
	Issued		Excess of	Retained	Compensation	Compensation	Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Liability	Plan	Loss	Equity

Balance, June 3, 2008	52,772	$528	$15,081	$425,606	$2,877	$(2,877)	$(9,697)	$431,518
Net loss				(17,918)				(17,918)
Pension and post-retirement
benefit plans, net of taxes
of $1,372							(2,085)	(2,085)
Comprehensive loss								(20,003)
Adjustment to change measurement
date of pension and post-retirement
benefit plans, net of taxes of $237				(360)			(135)	(495)
and $89, respectively
Adjustment to split-dollar life
insurance, net of taxes of $248				(377)				(377)
Shares issued pursuant to
compensation plans, net of
cancellations	34
Share-based compensation, net of
taxes of $274			5,723					5,723
Changes in Deferred
Compensation Plan					(677)	677		0
Balance, June 2, 2009	52,806	528	20,804	406,951	2,200	(2,200)	(11,917)	416,366
Net income				45,344				45,344
Pension and post-retirement
benefit plans, net of taxes
of $829							(1,260)	(1,260)
Comprehensive income								44,084
Common stock offering	11,500	115	73,010					73,125
Shares issued pursuant to
compensation plans, net of
cancellations	186	2	(2)					0
Share-based compensation, net of
taxes of $2,741			4,525					4,525
Changes in Deferred
Compensation Plan					(164)	164		0
Balance, June 1, 2010	64,492	645	98,337	452,295	2,036	(2,036)	(13,177)	538,100
Net income				46,878				46,878
Pension and post-retirement
benefit plans, net of taxes
of $82							125	125
Comprehensive income								47,003
Shares issued pursuant to
compensation plans, net of
cancellations	606	6	1,897					1,903
Share-based compensation, net of
taxes of $3,156			4,707					4,707
Changes in Deferred
Compensation Plan					(480)	480		0
Balance, May 31, 2011	65,098	$651	$104,941	$499,173	$1,556	$(1,556)	$(13,052)	$591,713

    The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)	For the Fiscal Year Ended
	May 31, 2011	June 1, 2010	June 2, 2009
Operating activities:
Net income/(loss)	$46,878	$45,344	$(17,918)
Adjustments to reconcile net income/(loss) to net
cash provided by operating activities:
Depreciation	62,878	63,767	74,973
Amortization of intangibles	1,477	652	726
Provision for bad debts	570	1,730	3,690
Deferred income taxes	(1,486)	19,516	(16,315)
Loss on impairments, including disposition of assets	6,916	3,059	42,500
Goodwill impairment			18,957
Equity in losses/(earnings) of unconsolidated franchises	574	328	(14)
Share-based compensation expense	7,863	7,266	6,007
Excess tax benefits from share-based compensation	(599)
Gain on franchise partnership acquisitions, net of settlement losses	(6,676)
Other	708	1,941	1,869
Changes in operating assets and liabilities:
Receivables	265	(2,748)	33
Inventories	(2,453)	(7,788)	329
Income taxes	(4,126)	9,681	(924)
Prepaid and other assets	(1,013)	(2,281)	6,911
Accounts payable, accrued and other liabilities	4,516	(203)	(18,255)
Net cash provided by operating activities	116,292	140,264	102,569

Investing activities:
Purchases of property and equipment	(26,684)	(17,672)	(17,186)
Acquisition of franchise and other entities, net of cash acquired	(4,257)		(673)
Proceeds from disposal of assets	6,741	5,479	11,660
Reductions in Deferred Compensation Plan assets	535	694	6,643
Other, net	(827)	2,060	2,751
Net cash (used)/provided by investing activities	(24,492)	(9,439)	3,195

Financing activities:
Net payments on revolving credit facility	(67,900)	(115,300)	(95,300)
Principal payments on other long-term debt	(23,437)	(88,841)	(16,736)
Proceeds from issuance of stock, net of fees		73,125
Proceeds from exercise of stock options	1,903
Excess tax benefits from share-based compensation	599
Payments for debt issuance costs	(2,812)
Net cash used by financing activities	(91,647)	(131,016)	(112,036)

Increase/(decrease) in cash and short-term investments	153	(191)	(6,272)
Cash and short-term investments:
Beginning of year	9,569	9,760	16,032
End of year	$9,722	$9,569	$9,760

Supplemental disclosure of cash flow information-
Cash paid/(received) for:
Interest, net of amount capitalized	$12,442	$18,944	$34,171
Income taxes, net	$8,924	$(14,100)	$(7,050)
Significant non-cash investing and financing activities-
Retirement of fully depreciated assets	$15,830	$27,491	$45,445
Reclassification of properties to/(from) assets held for sale or receivables	$3,405	$(8,175)	$9,580
Assumption of debt and capital leases related to franchise
partnership acquisitions	$147,005
Liability for claim settlements and insurance receivables	$(2,332)	$2,607	$(660)
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

Description of Business and Principles of Consolidation
Ruby Tuesday, Inc. including its wholly-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”) develops, operates and franchises casual dining restaurants in the United States, Guam, and 14 other countries under the Ruby Tuesday® brand.  We also own and operate one Marlin & Ray’s™, one Truffles®, and two Wok Hay® casual dining restaurants.  At May 31, 2011, we owned and operated 750 Ruby Tuesday restaurants concentrated primarily in the Northeast, Southeast, Mid-Atlantic, and Midwest of the United States. As of fiscal year end, there were 96 domestic and international franchise Ruby Tuesday restaurants located in 14 states primarily outside the Company’s existing core markets (primarily the Western United States and portions of the Midwest) and in the Asia Pacific Region, Middle East, Guam, Canada, Iceland, Eastern Europe, the United Kingdom, and Central and South America.

RTI consolidates its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Equity Method Accounting
“Franchise partnerships” as used throughout the Notes to Consolidated Financial Statements refer to our previous domestic franchisees in which we owned 1% or 50% of the equity of each such franchisee.  As further discussed in Note 3 to the Consolidated Financial Statements, we acquired 11 of our franchise partnerships during fiscal 2011 and the remaining franchise partnerships have ceased operations.  We applied the equity method of accounting to our 50%-owned franchise partnerships through the dates of acquisitions.  Accordingly, we recognized our pro rata share of the earnings or losses of the franchise partnerships in the Consolidated Statements of Operations when reported by those franchisees.  The cost method of accounting was applied to all 1%-owned franchise partnerships.

As of May 31, 2011, we were the franchisor of 96 traditional domestic and international franchise Ruby Tuesday restaurants.  Based on an analysis prepared using financial information obtained, when necessary, from the franchise entities, we concluded that, for all periods presented, we were not required to consolidate any of the franchise entities.

A further description of our franchise programs is provided in Note 2 to the Consolidated Financial Statements.

Fiscal Year
Our fiscal year ends on the first Tuesday following May 30 and, as a result, a 53rd week is added every five or six years.  The fiscal years ended May 31, 2011, June 1, 2010, and June 2, 2009 each contained 52 weeks.

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

We recognized gift card breakage income of $1.5 million, $1.8 million, and $2.2 million during fiscal 2011, 2010, and 2009, respectively.  We also recognized dormancy fee income of $0.9 million during fiscal 2009.  This income is included as an offset to Other Restaurant Operating Costs in the Consolidated Statements of Operations.

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

We charge our franchisees various monthly fees that are calculated as a percentage of the respective franchise’s monthly sales.  Our franchise agreements allowed us to charge up to a 4.0% royalty fee, a 1.5% support service fee, a 1.5% marketing and purchasing fee, and an advertising fee of up to 3.0%.  We deferred recognition of franchise fee revenue for any franchise partnership with negative cash flows at times when the negative cash flows are deemed to be anything other than temporary and the franchise has either borrowed directly from us or, historically, in regards to the franchise partnerships, through a facility for which we provided a guarantee.

We also do not recognize franchise fee revenue from franchises with fees in excess of 60 days past due.  Accordingly, we have deferred recognition of a portion of franchise revenue from certain franchises.  Unearned income for franchise fees was $1.2 million and $2.4 million as of May 31, 2011 and June 1, 2010, respectively, which is included in Other deferred liabilities and/or Accrued liabilities – Rent and other in the Consolidated Balance Sheets.

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

Marketing Costs
Except for television and radio advertising production costs which we expense when the advertisement is first shown, we expense marketing costs as incurred. Marketing expenses, net of franchise reimbursements, which are included in Selling, general, and administrative expense in the Consolidated Statements of Operations, totaled $27.8 million, $15.4 million, and $30.4 million for fiscal 2011, 2010, and 2009, respectively.

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

Income Taxes
Our deferred income taxes are determined utilizing the asset and liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities.   The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  We recognize interest and penalties accrued related to unrecognized tax benefits as components of our income tax expense.

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

Earnings/(Loss) Per Share
Basic earnings/(loss) per share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding during each period presented.  Diluted earnings/(loss) per share gives effect to stock options and restricted stock outstanding during the applicable periods.  The following table reflects the calculation of weighted-average common and dilutive potential common shares outstanding as presented in the accompanying Consolidated Statements of Operations (in thousands):

	2011	2010	2009
Net income/(loss)	$46,878	$45,344	$(17,918)

Weighted-average common shares outstanding	64,029	61,533	51,395
Dilutive effect of stock options and restricted stock	919	337	–
Weighted average common and dilutive potential
common shares outstanding	64,948	61,870	51,395
Basic earnings/(loss) per share	$0.73	$0.74	$(0.35)
Diluted earnings/(loss) per share	$0.72	$0.73	$(0.35)

Stock options with an exercise price greater than the average market price of our common stock and certain options with unrecognized compensation expense do not impact the computation of diluted earnings/(loss) per share because the effect would be anti-dilutive.  The following table summarizes stock options and restricted shares that did not impact the computation of diluted earnings/(loss) per share because their inclusion would have had an anti-dilutive effect (in thousands):

	2011	2010	2009
Stock options	2,517	4,450	4,802
Restricted shares	421	884	1,388
Total	2,938	5,334	6,190

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

Goodwill and Other Intangible Assets
Goodwill represents the excess of costs over the fair market value of assets of businesses acquired.  During fiscal 2011, we recorded $15.6 million of goodwill associated with certain of our acquisitions as further discussed in Note 3 to the Consolidated Financial Statements.  As further discussed in Note 8 to the Consolidated Financial Statements, in fiscal 2009 we determined that goodwill from our predecessor’s acquisition of the Ruby Tuesday concept in 1982, the previous acquisitions of certain franchise partnerships, and the Wok Hay acquisition was impaired, and we recorded a charge of $19.0 million ($14.0 million, net of tax), representing the full value of the goodwill.

We perform tests for impairment annually, or more frequently if events or circumstances indicate it might be impaired.  Impairment tests for goodwill include comparing the fair value of the respective reporting unit with its carrying value, including goodwill.  We use a variety of methodologies in conducting these impairment assessments, including cash flow analyses that are consistent with the assumptions we believe hypothetical marketplace participants would use, estimates of sales proceeds and other measures, such as fair market price of our common stock, as evidenced by closing trading price.  Where applicable, we use an appropriate discount rate that is commensurate with the risk inherent in the projected cash flows.  If market conditions deteriorate, or if operating results decline unexpectedly, we may be required to record impairment charges.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at June 2, 2009
and June 1, 2010	$ –
Acquisitions	15,571
Balance at May 31, 2011	$ 15,571

Other intangible assets consist of reacquired franchise rights, favorable lease valuations, and trademarks.  The reacquired franchise rights were acquired as part of certain franchise acquisitions.  The favorable lease valuations resulted from the terms of acquired franchise operating lease contracts being favorable relative to market terms of comparable leases on the acquisition date.  See Note 3 to the Consolidated Financial Statements for more information on the purchase price allocation applied to each of RTI’s franchise partnership acquisitions in fiscal 2011.  There were no franchise partnership acquisitions in fiscal 2010 or 2009.

Amortization expense of other intangible assets for fiscal 2011, 2010, and 2009 totaled $1.5 million, $0.7 million, and $0.7 million, respectively.  We amortize reacquired franchise rights on a straight-line basis over the remaining term of the franchise operating agreements.  The weighted average amortization period of reacquired franchise rights is 8.4 years.  We amortize favorable lease valuations as a component of rent expense on a straight-line basis over the remaining lives of the leases.  The weighted average amortization period of the favorable lease valuations is 26.6 years.  We amortize trade and service marks on a straight-line basis over the life of the trade and service marks, typically 10 years.  Amortization expense for trademarks and reacquired franchise rights each of the next five years is expected to be $2.1 million in fiscal 2012, $2.0 million in fiscal 2013, $1.8 million in fiscal 2014, $1.6 million in fiscal 2015, and $1.3 million in fiscal 2016.  Rent expense resulting from amortization of favorable lease valuations, net of rent income resulting from amortization of unfavorable lease valuations, is expected to be insignificant for each of the next five years.

Other intangible assets which are included in other assets in the Consolidated Balance Sheets consist of the following (in thousands):

	2011		2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Reacquired franchise rights	$14,900	$2,956	$4,658	$1,780
Favorable lease valuations *	2,023	63	–	–
Trademarks	836	672	1,659	1,222
	$17,759	$3,691	$6,317	$3,002

* As of May 31, 2011, we also had $1.2 million of unfavorable lease valuation liabilities which resulted from the terms of acquired franchise operating lease contracts being unfavorable relative to market terms of comparable leases on the acquisition date.  The majority of these liabilities are included within Other deferred liabilities in our May 31, 2011 Consolidated Balance Sheet.  See Note 3 to the Consolidated Financial Statements for more information on the favorable and unfavorable lease valuations from our acquisitions of franchise partnerships during fiscal 2011.

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

Guarantees
As discussed in Note 12 to the Consolidated Financial Statements, our third-party guarantees generally consist of divestiture guarantees.  The divestiture guarantees all arose prior to the adoption of accounting guidance requiring recognition, at the inception of a guarantee, of a liability for the fair value of the obligation undertaken, and are thus exempted from its requirements.  The potential amount of future payments to be made under these agreements is discussed in Note 12.

Through fiscal 2011, we were also subject to franchise partnership debt guarantees.  These guarantees were resolved by either partnership acquisitions or settlement.  See Note 12 for further discussion regarding resolution of our franchise partnership guarantees in fiscal 2011.

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

Accounting Pronouncements Not Yet Adopted
In June 2011, the FASB issued guidance on the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income.  This guidance is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (our fiscal 2013 first quarter).  We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

2.  Franchise Programs

As of May 31, 2011, our franchise programs included arrangements with 30 traditional domestic and international franchisees which collectively operated 96 Ruby Tuesday restaurants and one Wok Hay restaurant.  We do not own any equity interest in our traditional franchisees.  As discussed further in Notes 3 and 12 to the Consolidated Financial Statements, during fiscal 2011 we acquired the remaining 99% and 50% membership interests of 11 franchise partnerships and acquired an additional Ruby Tuesday restaurant from a twelfth franchise partnership.

We enter into development agreements with our franchisees that require them to open varying numbers of Ruby Tuesday restaurants.  As of May 31, 2011, 17 of our 30 traditional franchisees had agreements to develop new franchised Ruby Tuesday restaurants.  During fiscal 2011, 2010, and 2009, our franchisees opened eight, six, and 19 restaurants, respectively, pursuant to development agreements, as follows:

Fiscal Year	Franchise Partnerships	Other Domestic	International	Total
2011	1	4	3*	8
2010	–	2	4	6
2009	–	10	9	19
*Includes one Wok Hay opening.

In conjunction with these openings, we recognized development and licensing fee income totaling $0.4 million, $0.1 million, and $0.6 million in fiscal 2011, 2010, and 2009, respectively.

Deferred development and licensing fees associated with all franchisees totaled $0.8 million and $1.2 million at May 31, 2011 and June 1, 2010, respectively.  We will recognize these fees as income when we have substantially performed all material services and the restaurant has opened for business.

As part of the franchise partnership program, we sponsored and served as partial guarantor for certain credit facilities to assist franchise partnerships with new restaurant development, working capital, and operational cash flow requirements.  During fiscal 2011, we recorded an expense associated with the payment of $6.7 million of guarantees to lenders for certain debt for two of our franchise partnerships, both of which have closed or sold their restaurants during the current year.  See Note 12 to the Consolidated Financial Statements for more information on these guarantee payments made during the current year.

3.  Business and License Acquisitions

Fiscal 2011 transactions
As part of our strategy to generate incremental revenue and EBITDA through new concept conversions and franchise partnership acquisitions, as discussed below, during fiscal 2011 we acquired 109 Ruby Tuesday restaurants, including 106 purchased from certain of our franchise partnerships and three purchased from a traditional domestic franchisee.

On May 4, 2011, we acquired the remaining 50% of the membership interest of RT Minneapolis Franchise, LLC; and the remaining 99% of the membership interest of RT Las Vegas Franchise, LLC; thereby increasing our ownership to 100% of these two companies.  These franchise partnerships collectively operated 13 restaurants at the time of acquisition, and were acquired for assumed debt.  At the time of acquisition, these franchise partnerships had total debt of $18.7 million, $0.9 million of which was payable to RTI.

On February 25, 2011, we acquired one Ruby Tuesday restaurant from RT Utah Franchise, LLC (“RT Utah”), a franchise partnership in which we have a 1% ownership interest, for $2.0 million.  Shortly before completion of this transaction, RT Utah closed its other five restaurants.  See Note 12 to the Consolidated Financial Statements for discussion of our guarantee of certain of RT Utah’s debt.

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

On October 13, 2010, we acquired three Ruby Tuesday restaurants from a traditional domestic franchise in Kentucky for $1.6 million in cash.

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

The purchase prices of acquisitions during the year ended May 31, 2011 have preliminarily been allocated based on initial fair value estimates as follows (in thousands):

Property and equipment	$137,075
Goodwill	15,571
Reacquired franchise rights	10,242
Other intangible assets, net of liabilities of $1,288	735
Deferred income taxes	380
Long-term debt and capital leases	(147,005)
Other net liabilities	(4,536)
Notes receivable	(1,529)
Net impact on Consolidated Balance Sheet	10,933

Gain on settlement of preexisting contracts, net	(4,906)
Gain on acquisitions	(1,770)
Net impact on Consolidated Statement of Operations	(6,676)
Aggregate cash purchase prices	$4,257

The RT Long Island, RT Indianapolis, and RT KCMO acquisitions were considered bargain purchases as the purchase prices were less than the values assigned to the assets and liabilities acquired.  For the year ended May 31, 2011, the  $4.9 million estimated combined net gain on settlement of all preexisting contracts, as well as the bargain purchase gain of $1.8 million on these three acquisitions, is included in Other restaurant operating costs in our Consolidated Statements of Operations.

We recorded $15.6 million of goodwill due to the purchase price exceeding the estimated fair value of the net assets acquired in certain of the acquisitions.  Of the goodwill recorded, we anticipate that approximately $8.2 million will be nondeductible for tax purposes.

We amortize the $10.2 million of reacquired franchise rights associated with these acquisitions on a straight-line basis over the remaining term of the franchise operating agreements, which are approximately two to 12 years from the dates of acquisition.

Other intangible assets, net of liabilities consist of assets and liabilities resulting from the terms of acquired operating lease contracts being favorable or unfavorable relative to market terms of comparable leases on the acquisition date.  These assets and liabilities totaled $2.0 million and $1.3 million, respectively, at the time of acquisition and will be amortized as a component of rent expense over the remaining lives of the leases, which are approximately one to 33 years.

The table below shows operating results from the dates of acquisition (which occurred between August 4, 2010 and May 4, 2011) for the year ended May 31, 2011 for the 109 restaurants that were acquired from franchisees in fiscal 2011 (in thousands):

(Unaudited)
May 31, 2011

Total revenue	$76,068

Cost of merchandise	22,349
Payroll and related costs	25,535
Other restaurant operating costs	16,499
Depreciation	3,432
Selling, general, and administrative	4,431
72,246
Income before income taxes	$3,822

The following table presents supplemental pro forma information as if the acquisition of 106 restaurants from franchise partnerships had occurred on June 2, 2010 for the year ended May 31, 2011, and June 3, 2009 for the year ended June 1, 2010 (in thousands except per-share data):

	(Unaudited)
	May 31, 2011	June 1, 2010
Total revenue	$1,375,469	$1,379,853
Net income	$45,928	$45,352
Basic earnings per share	$0.72	$0.74
Diluted earnings per share	$0.71	$0.73

The unaudited pro forma consolidated results were prepared using the acquisition method of accounting and are based on the historical financial information of RTI and the franchises, reflecting both in fiscal 2011 and 2010 RTI and franchise results of operations.  The historical financial information has been adjusted to give effect to the pro forma events that are:  (1) directly attributable to the acquisitions, (2) factually supportable and (3) expected to have a continuing impact on the combined results.   The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisitions on June 2, 2010 and June 3, 2009.  In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings or otherwise improved profits associated with the acquisitions.  The unaudited pro forma consolidated results reflect primarily the following pro forma pre-tax adjustments:

•	Elimination of the franchises’ historical intangible asset amortization expense (approximately $0.2 million for the year ended May 31, 2011, and $0.2 million for the year ended June 1, 2010).

•	Elimination of RTI’s franchise revenue (approximately $0.5 million for the year ended May 31, 2011, and $1.7 million for the year ended June 1, 2010).

•	Elimination of RTI’s support service fee income and marketing reimbursements (approximately $2.1 million for the year ended May 31, 2011, and $4.3 million for the year ended June 1, 2010).

•	Elimination of RTI’s equity in losses of unconsolidated franchises (approximately $0.6 million for the year ended May 31, 2011, and $0.3 million for the year ended June 1, 2010).

•
Elimination of RTI’s bad debt expense relating to notes receivable and lines of credit due from the acquired franchises (approximately $0.2 million for the year ended May 31, 2011, and $0.9 million for the year ended June 1, 2010).

•	Additional amortization expense (approximately $0.8 million for the year ended May 31, 2011, and $1.5 million for the year ended June 1, 2010) related to reacquired franchise rights.

•
Additional depreciation expense (approximately $0.6 million for the year ended May 31, 2011, and $1.3 million for the year ended June 1, 2010) related to the fair value adjustments to property and equipment acquired.

•
Reduced interest expense (approximately $0.8 million for the year ended May 31, 2011, and $1.3 million for the year ended June 1, 2010) related to the fair value adjustments of acquired franchise debt.

•
Elimination of $0.2 million of costs incurred for the year ended May 31, 2011, which are directly attributable to the acquisitions, and which do not have a continuing impact on the combined company’s operating results.  Included in these costs are advisory and legal costs incurred by RTI.

All of the above adjustments were adjusted for the applicable tax impact, which for the above would be the statutory tax rate of 39.7%.  In addition, the pro forma net income and earnings per share amounts presented above reflect our estimates of the franchises’ FICA Tip and Work Opportunity Tax Credits for the portions of the fiscal year prior to the dates of acquisition.  These credits were $0.7 million for the year ended May 31, 2011, and $0.9 million for the year ended June 1, 2010.

License Acquisitions

On September 13, 2010, we entered into a licensing agreement with LFMG International, LLC (“Lime”) which allows us to operate multiple restaurants under the Lime Fresh Mexican Grill® name.  Lime is a fast-casual Mexican concept that currently operates several restaurants primarily in the vicinity of Miami, Florida.  The Lime concept menu features items such as homemade tortilla chips, customizable nachos, flautas, salads, soups, fajitas, quesadillas, tacos, burritos, and salsa and guacamole.  Under the terms of the agreement, we paid an initial development fee of $1.0 million and will pay a license agreement fee of $5,000 per each Lime Fresh Mexican Grill restaurant we open up to a maximum of 200 restaurants.  In addition, we will pay a royalty fee of 2.0%, and an advertising fee of 1.0%, of gross sales of any Lime Fresh Mexican Grill restaurant that we open.  Lime has the option to terminate future development rights if we do not operate at least 12 Lime Fresh Mexican Grill restaurants within the first two years of the effective date of the licensing agreement or open at least six restaurants per year for the remainder of the 20-year agreement.  Management has yet to determine how many Lime Fresh Mexican Grill restaurants will be opened.

Additionally, on July 22, 2010, following the approval of the Audit Committee of our Board of Directors, we entered into a licensing agreement with Gourmet Market, Inc. which is owned by our Chief Executive Officer’s brother, Price Beall.  The licensing agreement allows us to operate multiple restaurants under the Truffles® name.  Truffles is an upscale café concept that currently operates several restaurants in the vicinity of Hilton Head Island, South Carolina.  The Truffles concept offers a diverse menu featuring soups, salads, and sandwiches, a signature chicken pot pie, house-breaded fried shrimp, pasta, ribs, steaks, and a variety of desserts.

Under the terms of the agreement, we will pay a licensing fee to Gourmet Market, Inc. of 2.0% of gross sales of any Truffles we open.  Additionally, we will pay Gourmet Market, Inc. a monthly fee for up to two years for consulting services to be provided by Price Beall to assist us in developing and opening Truffles restaurants under the terms of the licensing agreement.  During the first 12 months of the agreement we will pay $20,833 per month for such services.  During the second 12 months of the agreement we will pay either $20,833 per month if we have a communicated plan to develop three or more Truffles restaurants or $10,417 per month if we have a communicated plan to develop two or fewer Truffles restaurants.  Gourmet Market, Inc. has the option to terminate future development rights if we do not operate 18 or more Truffles restaurants within five years or 40 or more Truffles within 10 years of the effective date of the agreement.  Management has yet to determine if it will open 18 or more Truffles restaurants within five years or 40 or more Truffles within 10 years.  We opened our first Truffles in Atlanta, Georgia in December 2010.  During the year ended May 31, 2011, we paid Gourmet Market, Inc. $226,041 under the terms of the agreement.

Fiscal 2010 transactions
On February 17, 2010, we entered into a licensing agreement with Jim N Nicks Barbq Riverchase, Inc. (“Jim ‘N Nick’s”) which allowed us to operate multiple restaurants under the Jim ‘N Nick’s Bar-B-Q® name.  Jim ‘N Nick’s is an Alabama-based barbeque concept that currently operates restaurants in seven states.  During fiscal 2011, we converted one Ruby Tuesday concept restaurant to a Jim ‘N Nick’s concept restaurant.  Under the terms of the agreement, we paid a licensing fee to Jim ‘N Nick’s of 3.0% of gross sales for this restaurant.  During the fourth quarter of fiscal 2011, we closed our one Jim ‘N Nick’s concept restaurant and determined that we do not intend to convert any further Ruby Tuesday restaurants to the Jim ‘N Nick’s concept.  Consequently, on April 25, 2011, we terminated the license agreement with Jim ‘N Nick’s.

We are currently evaluating the conversion of certain lower performing Ruby Tuesday concept restaurants to either the Marlin & Ray’s, Truffles, or Wok-Hay concepts.  We currently anticipate converting approximately six to eight Company-owned Ruby Tuesday concept restaurants to the Marlin & Ray’s, Truffles, or Wok Hay concepts in fiscal 2012.  Additionally, we anticipate opening one to two new restaurants, and approximately seven to nine smaller, inline Lime restaurants in fiscal 2012.

4.  Accounts and Notes Receivable

Accounts and notes receivable – current consist of the following (in thousands):
	2011	2010

Rebates receivable	$1,055	$643
Amounts due from franchisees	2,506	5,439
Other receivables	3,970	3,508
Current portion of notes receivable	41	4,603
	7,572	14,193
Less allowances for doubtful notes and equity
method losses	41	4,447
	$7,531	$9,746

We negotiate purchase arrangements, including price terms, with designated and approved suppliers on behalf of us and our franchise system. We receive various volume discounts and rebates based on purchases for our Company-owned restaurants from numerous suppliers.

Amounts due from franchisees consist of royalties, license, and other miscellaneous fees, a substantial portion of which represents current and recently-invoiced billings.  Also included in this amount is the current portion of the straight-lined rent receivable from franchise sublessees and the amount to be collected in exchange for our guarantees of certain franchise partnership debt.  The $2.9 million decrease since the prior year in amounts due from franchisees is attributable primarily to the acquisition of 109 restaurants from franchisees during the current year.

We deferred recognition of franchise fee revenue for any franchise with negative cash flows at times when the negative cash flows were deemed to be anything other than temporary and the franchise has either borrowed directly from us or, historically, in regards to the franchise partnerships, through a facility for which we provided a guarantee.  We also do not recognize franchise fee revenue from franchises with fees in excess of 60 days past due.  Accordingly, we have deferred recognition of a portion of franchise revenue from certain franchisees.  Unearned income for franchise fees was $1.2 million and $2.4 million as of May 31, 2011 and June 1, 2010, respectively, which is included in Other deferred liabilities and/or Accrued liabilities – rent and other in the Consolidated Balance Sheets.  The decrease in unearned income is primarily attributable to a reduction in unearned fees due from domestic franchisees ($1.3 million) as a result of the acquisition of 109 restaurants from franchisees during fiscal 2011.

As of May 31, 2011 and June 1, 2010, Other receivables consisted primarily of amounts due for third-party gift card sales ($1.3 million and $1.4 million, respectively), amounts due relating to insurance claims ($1.2 million and negligible, respectively), and amounts due from our distributor for purchases of lobster ($0.7 million and $0.8 million, respectively).  See Note 5 to the Consolidated Financial Statements for further discussion of our lobster inventory.

	2011	2010

Notes receivable from domestic franchisees	$41	$7,026
Less current maturities (included in accounts and
notes receivable)	41	4,603
	–	2,423
Less allowances for doubtful notes and equity
method losses, noncurrent	–	2,154
Total notes receivable, net -- noncurrent	$–	$269

Notes receivable from domestic franchisees generally arose between fiscal 1997 and fiscal 2002 when Company-owned restaurants were sold to new franchise partnerships (“refranchised”). These notes, when issued at the time of commencement of the franchise partnership’s operations, generally allowed for deferral of interest during the first one to three years and required only the payment of interest for up to six years from the inception of the note.  As discussed further in Note 3 to the Consolidated Financial Statements, we acquired 11 of our franchise partnerships during fiscal 2011.

As of June 1, 2010, notes receivable from domestic franchisees also included amounts advanced to nine of our franchise partnerships under short-term line of credit arrangements in order to assist the franchises with operating cash flow needs during the current economic downturn.  These arrangements were not required by our franchise operating agreements.  There were no such amounts outstanding under short-term line of credit arrangements as of May 31, 2011.

The allowance for doubtful notes represents our best estimate of losses inherent in the notes receivable at the balance sheet date.  During fiscal 2011, 2010, and 2009, we recorded bad debt expense of $0.6 million, $1.7 million, and $3.7 million, respectively, based on our estimate of the extent of those losses.  During fiscal 2010, we forgave a $1.3 million note owed by our Utah franchise, forgave a $0.4 million note and $0.5 million line of credit owed by our Minneapolis franchise, and forgave a $0.3 million line of credit owed by our Seattle franchise.  We had a reserve of $2.3 million recorded in our allowance for doubtful notes for these notes prior to the forgiveness.  These three franchise partnerships were either acquired by RTI or ceased operations during the current year.

Also included in the allowance for doubtful notes as of June 1, 2010 is $1.5 million, which represents our portion of the equity method losses of certain of our 50%-owned franchise partnerships which was in excess of our recorded investment in those partnerships.  These franchisees were acquired by RTI during the current year.

5.  Inventories

Our merchandise inventory was $25.6 million and $21.1 million as of May 31, 2011 and June 1, 2010, respectively.  The increase is due primarily to the purchase of 109 restaurants from franchisees since the end of the prior fiscal year.

Our merchandise inventories at the end of fiscal years 2011 and 2010 are higher than historical levels due in part to the advance purchases of lobster.  Beginning in fiscal 2010, we have purchased lobster in advance of our needs and stored it in third-party facilities prior to our distributor taking possession of the inventory.  Once the lobster is moved to our distributor’s facilities, we transfer ownership to the distributor.  We later reacquire the inventory from our distributor upon its subsequent delivery to our restaurants.

6.  Property, Equipment, Assets Held for Sale, and Operating Leases

Property and equipment, net, is comprised of the following (in thousands):

	2011	2010
Land	$ 256,761	$ 218,806
Buildings	512,177	461,159
Improvements	427,169	399,874
Restaurant equipment	279,319	268,071
Other equipment	93,944	90,411
Construction in progress and other*	28,077	27,898
	1,597,447	1,466,219
Less accumulated depreciation	566,296	522,733
	$ 1,031,151	$ 943,486

* Included in Construction in progress and other as of May 31, 2011 and June 1, 2010 are $23.3 million and $24.8 million, respectively, of assets held for sale that are not classified as such in the Consolidated Balance Sheets as we do not expect to sell these assets within the next 12 months.  These assets primarily consist of parcels of land upon which we have no intention to build restaurants.

Amounts included in assets held for sale at May 31, 2011 and June 1, 2010 totaled $1.3 million and $3.2 million, respectively, primarily consisting of parcels of land upon which we have no intention to build restaurants, land and buildings of closed restaurants, and various liquor licenses.  During fiscal 2011, we sold surplus and other properties with carrying values of $6.5 million at net gains of $0.1 million.  During fiscal 2010, we sold surplus properties and liquor licenses with a carrying value of $4.5 million at a net gain of $1.0 million.  Cash proceeds, net of broker fees, from these sales in fiscal 2011 and 2010 totaled $6.6 million and $5.4 million, respectively.

As discussed further in Note 3 to the Consolidated Financial Statements, we acquired 109 restaurants from franchisees during fiscal 2011.  We recorded the property and equipment of these restaurants at their fair values, which were estimated to be $137.1 million at the acquisition dates.

Approximately 51% of our 750 restaurants are located on leased properties.  Of these, approximately 65% are land leases only; the other 35% are for both land and building.  The initial terms of these leases expire at various dates over the next 26 years. These leases may also contain required increases in minimum rent at varying times during the lease term and have options to extend the terms of the leases at a rate that is included in the original lease agreement. Most of our leases require the payment of additional (contingent) rent that is based upon a percentage of restaurant sales above agreed upon sales levels for the year. These sales levels vary for each restaurant and are established in the lease agreements.  We recognize contingent rental expense (in annual as well as interim periods) prior to the achievement of the specified target that triggers the contingent rental expense, provided that achievement of that target is considered probable.

The following is a schedule by year of future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of May 31, 2011 (in thousands):

2012	$44,368
2013	41,515
2014	37,386
2015	33,750
2016	29,896
Subsequent years	176,608
Total minimum lease payments	$363,523

The following schedule shows the future minimum sub-lease payments contractually due from franchisees and others for the next five years and thereafter under noncancelable sub-lease agreements (in thousands):

	Franchisees	Others	Total
2012	$569	$259	$828
2013	574	196	770
2014	201	179	380
2015	117	157	274
2016	93	73	166
Subsequent years	265	–	265
Total minimum sub-lease payments	$1,819	$864	$2,683

The following table summarizes our minimum and contingent rent expense and our sublease rental income under our operating leases (in thousands):

	2011	2010	2009
Minimum rent	$43,841	$43,474	$47,479
Contingent rent	741	424	357
	44,582	43,898	47,836
Sublease rental income	(1,217)	(3,218)	(3,752)
	$43,365	$40,680	$44,084

The amounts shown for fiscal 2011, 2010, and 2009 above exclude rent (income)/expense of $(0.4) million, $1.8 million, and $8.0 million, respectively, relating to lease reserves established for closed restaurants or dead sites, which is included with Closures and impairments expense in our Consolidated Statements of Operations.

7.  Long-Term Debt and Capital Leases

Long-term debt and capital lease obligations consist of the following (in thousands):

	2011	2010
Revolving credit facility	$177,000	$203,800
Series B senior notes:
due April 2013	44,442	48,442
Mortgage loan obligations	122,546	36,834
Capital lease obligations	286	190
	344,274	289,266
Less current maturities	15,090	12,776
	$329,184	$276,490

Estimated annual maturities of long-term debt and capital lease obligations at May 31, 2011 are as follows (in thousands):

2012	$15,090
2013	60,694
2014	13,277
2015	11,539
2016	195,828
Subsequent years	47,846
$344,274

On December 1, 2010, we entered into a five-year revolving credit agreement (the “Credit Facility”), under which we may borrow up to $320.0 million with the option to increase our capacity by $50.0 million to $370.0 million.  The Credit Facility replaced our then outstanding five-year revolving credit agreement (the “Prior Credit Facility”) that was entered into on February 28, 2007.  Bank of America, N.A., serves as Administrative Agent, Issuing Bank, Servicer and Swingline Lender under the Credit Facility.

The terms of the Credit Facility provide for a $40.0 million swingline subcommitment and a $50.0 million letter of credit subcommitment.  The Credit Facility also includes a $50.0 million franchise facility subcommitment, which covered our guarantees of debt of the franchise partners (“Franchise Facility Subcommitment”) and replaced a prior franchise facility (the “Franchise Facility”), which was dated as of November 19, 2004.

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

During fiscal 2010, we closed an underwritten public offering of 11.5 million shares of Ruby Tuesday, Inc. common stock at $6.75 per share, less underwriting discounts.  We received approximately $73.1 million in net proceeds from the sale of the shares, after deducting underwriting discounts and offering expenses.  The net proceeds were used to repay indebtedness under the Prior Credit Facility.

Under the terms of the Credit Facility, we had borrowings of $177.0 million with an associated floating rate of interest of 2.27% at May 31, 2011.  As of June 1, 2010, under the terms of the Prior Credit Facility, we had $203.8 million outstanding with an associated floating rate of interest of 1.63%.  After consideration of letters of credit outstanding and amounts borrowed under the Franchise Facility Subcommitment, we had $134.7 million available under the Credit Facility as of May 31, 2011.

The Credit Facility contains financial covenants relating to the maintenance of leverage and fixed charge coverage ratios and minimum net worth.  The covenants, as well as the conditions to each borrowing, are substantially similar to those contained in the Prior Credit Facility.  We were in compliance with our debt covenants both as of May 31, 2011 and the date of this filing.

On December 1, 2010, we drew down approximately $203.2 million under the Credit Facility to repay borrowings outstanding under the Prior Credit Facility.  Fees and expenses incurred in connection with the refinancing were paid from cash on hand.  Additionally, new letters of credit totaling $20.0 million were obtained to replace those outstanding under the Prior Credit Facility.

As further discussed in Note 15 to the Consolidated Financial Statements, on July 18, 2011, we entered into an amendment of the Credit Facility to increase the amount of the optional additional revolving commitments available from $50.0 million to $60.0 million, thereby increasing the maximum aggregate revolving commitment amount under the Credit Facility from $370.0 million to $380.0 million.   On the same date, we exercised our option to increase the revolving commitments from $320.0 million to $380.0 million pursuant to new lender commitment agreements with the existing lenders and an additional new lender.

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

At May 31, 2011 and June 1, 2010, the Private Placement consisted of $44.4 million and $48.4 million, respectively, in notes with an interest rate of 7.17% (the “Series B Notes”).  The Series B Notes mature on April 1, 2013.  During the first two quarters of fiscal 2011, we offered, and our noteholders accepted, principal prepayments of $4.0 million on the Series B Notes.  Under the terms of the Note Amendment we are no longer required to offer principal prepayments to our noteholders.  Accordingly, we have not classified any of the $44.4 million principal balance as current as of May 31, 2011.

In connection with the Credit Facility and Note Amendment, on December 1, 2010, Bank of America, N.A., as Collateral Agent, along with the lenders and institutional investors pursuant to the Credit Facility and Note Amendment, issued a Notice of Direction and Termination effectively terminating the Intercreditor and Collateral

Agency Agreement by and between such parties dated May 21, 2008, and also terminating the Pledge Agreement dated May 21, 2008 by and among Ruby Tuesday, Inc. and certain subsidiaries of Ruby Tuesday, Inc. (together the “Pledgors”) and the creditors pursuant to the Credit Facility and Note Amendment, by which the Pledgors had pledged certain subsidiary equity interests as security for the repayment of our obligations under the Credit Facility and Note Amendment.

As discussed further in Note 3 to the Consolidated Financial Statements, we acquired all remaining membership interests in 11 franchise partnerships in fiscal 2011.  In connection with these acquisitions, we assumed $149.6 million of long-term debt.  Of this amount, $41.1 million was owed to the lenders of the Franchise Facility Subcommitment.  Subsequent to the acquisitions, we repaid the $41.1 million using borrowings from our Prior Credit Facility (in first quarter) and our Credit Facility (in third and fourth quarters).

Our $122.5 million in mortgage loan obligations as of May 31, 2011 consists of various loans acquired upon franchise acquisitions.  These loans, which mature between July 2011 and March 2024, have balances which range from negligible to $8.7 million and interest rates of 3.39% to 11.28%.  Many of the properties acquired from franchisees collateralize the loans outstanding.

Due to no new restaurant construction during the most recent two fiscal years, we capitalized an insignificant amount of interest expense during the current year and did not capitalize any interest expense during fiscal 2010.  We capitalized interest expense related to restaurant construction totaling $0.1 million in fiscal 2009.

8.  Closures and Impairments Expense, Including Goodwill

Closures and impairment expenses include the following (in thousands):

	2011	2010	2009
Impairments for:
Restaurants closed during current fiscal year	$12	$–	$18,319
Open restaurants	4,498	2,240	12,138
Surplus properties	1,588	941	8,954
Company airplane	–	–	1,231
Other	–	–	501
	6,098	3,181	41,143
Dead site costs	120	258	2,159
Closing expense including rent and other lease charges	(333)	756	10,254
Other closing expense	317	601	2,113
Loss/(gain) on sale of surplus properties	47	(1,020)	(718)
	$6,249	$3,776	$54,951

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

	2011	2010
Beginning of year	$4,969	$11,128
Lease obligation assumed with franchise acquisitions	396	–
Closing expense including rent and other lease charges	(333)	756
Payments	(2,372)	(6,915)
End of year	$2,660	$4,969

For fiscal 2012 and beyond, our focus will be on obtaining settlements on as many of these leases as is possible and these settlements could be higher or lower than the amounts recorded.  The actual amount of any cash payments made by the Company for lease contract termination costs will be dependent upon ongoing negotiations with the landlords of the leased restaurant properties.

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

Retirement Plan
RTI sponsors the Morrison Restaurants Inc. Retirement Plan (the "Retirement Plan"). Effective December 31, 1987, the Retirement Plan was amended so that no additional benefits would accrue and no new participants may enter the Retirement Plan after that date. Participants receive benefits based upon salary and length of service. Minimum funding for the Retirement Plan is determined in accordance with the guidelines set forth in employee benefit and tax laws.  From time to time we may contribute additional amounts as we deem appropriate.  We estimate that we will be required to make a contribution of $0.6 million to the Retirement Plan in fiscal 2012.

The Retirement Plan’s assets are held in trust and were allocated as follows on May 31, 2011 and June 1, 2010, the measurement dates:

	Target Allocation	2011 Allocation	2010 Allocation
Equity securities	60-80%	71%	67%
Fixed income securities	20-40%	28%	30%
Cash and cash equivalents	0%	1%	3%

Total	100%	100%	100%

Retirement Plan fiduciaries set investment policies and strategies for the Retirement Plan’s trust.  The primary investment objectives are to maximize total return within a prudent level of risk, focus on a 3-5 year time horizon, fully diversify investment holdings, and meet the long-term return target selected as an actuarial assumption (currently 7.0%).  The Retirement Plan’s fiduciaries oversee the investment allocation process, which includes selecting investment managers, commissioning periodic asset-liability studies, setting long-term strategic targets, and monitoring asset allocations.  Target allocation ranges are guidelines, not limitations, and occasionally the Retirement Plan’s fiduciaries will approve allocations above or below a target range.

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

The fair values of assets held by the Retirement Plan by asset category are as follows (in thousands):

	Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$84	$–	$84	$–
Equity securities
U.S.-based companies	4,257	4,257	–	–
International-based companies	447	447	–	–
Fixed income securities	1,889	1,889
Total	$6,677	$6,593	$84	$–

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

Because our Chief Executive Officer (“CEO”) is currently retirement-eligible and would be entitled to receive his entire pension payment in a lump-sum six months following his retirement, we have classified an amount representing that pension payment ($8.1 million) into Accrued liabilities – payroll and related costs in our May 31, 2011 and June 1, 2010 Consolidated Balance Sheets.

Although considered to be unfunded, we own whole-life insurance contracts in order to provide a source of funding for benefits due under the terms of the Executive Supplemental Pension Plan and the Management Retirement Plan.  Benefits payable under these two plans are paid from a rabbi trust which holds the insurance contracts.  We will on occasion contribute additional amounts into the rabbi trust in the event of a liquidity shortfall.  We currently project that benefit payments from the rabbi trust for these two plans will approximate $1.8 million in fiscal 2012, which excludes the previously-mentioned $8.1 million lump-sum payment which would become payable upon the retirement of our CEO.

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

The following tables detail the components of net periodic benefit cost and the amounts recognized in our Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the "Pension Plans") and the Postretirement Medical and Life Benefits plans (in thousands):

	Pension Benefits
	2011	2010	2009

Service cost	$517	$450	$410
Interest cost	2,290	2,490	2,412
Expected return on plan assets	(392)	(422)	(673)
Amortization of prior service cost (a)	327	327	327
Recognized actuarial loss	1,593	1,385	967
Net periodic benefit cost	$4,335	$4,230	$3,443

	Postretirement Medical and Life Benefits
	2011	2010	2009

Service cost	$9	$10	$9
Interest cost	75	85	86
Amortization of prior service cost (a)	(60)	(64)	(64)
Recognized actuarial loss	112	102	105
Net periodic benefit cost	$136	$133	$136

(a) Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

The following table details changes in the amounts recognized in accumulated other comprehensive income/(loss) in our 2011 and 2010 Consolidated Financial Statements for the Pension Plans and the Postretirement Medical and Life Benefits plans (in thousands):

	Pension Benefits		Postretirement Medical and Life Benefits
	2011	2010	2011	2010
Prior service cost	$0	$0	$0	$0
Net actuarial loss	1,502	3,648	264	191
Amortization of prior service cost	(327)	(327)	60	64
Amortization of actuarial gain	(1,593)	(1,385)	(112)	(102)
Total recognized in accumulated
other comprehensive income	$(418)	$1,936	$212	$153

Total recognized in net periodic
benefit cost and accumulated
other comprehensive income	$3,917	$6,166	$348	$286

The change in benefit obligation and plan assets and reconciliation of funded status is as follows (in thousands):

	Pension Benefits		Postretirement Medical and Life Benefits
	2011	2010	2011	2010
Change in benefit obligation:
Beginning projected benefit obligation	$42,602	$40,314	$1,423	$1,368
Service cost	517	450	9	10
Interest cost	2,290	2,490	75	85
Actuarial loss	2,577	3,836	264	191
Benefits paid	(2,350)	(4,488)	(365)	(231)
Benefit obligation at end of year	$45,636	$42,602	$1,406	$1,423

Change in plan assets:
Beginning fair value of plan assets	$5,929	$5,780	$0	$0
Actual return on plan assets	1,467	603
Employer contributions	1,438	4,034	365	231
Benefits paid (1)	(2,350)	(4,488)	(365)	(231)
Other	193
Fair value of plan assets at
end of year	$6,677	$5,929	$0	$0

(1) Benefits paid during fiscal 2010 include lump-sum payouts of accrued benefits to an executive who retired under the provisions of the Executive Supplemental Pension Plan during January 2009. Fiscal 2010 benefits paid to this executive totaled $1.8 million.

Funded status at end of year	$(38,959)*	$(36,673)*	$(1,406)	$(1,423)

Amounts recognized in the Consolidated Balance Sheets:
Accrued liabilities – payroll and related
costs	$(9,844)	$(9,592)	$(123)	$(129)
Other deferred liabilities	(29,115)	(27,081)	(1,283)	(1,294)
Net amount recognized at year-end	$(38,959)	$(36,673)	$(1,406)	$(1,423)

Amounts recognized in accumulated other comprehensive income/(loss):
Prior service (cost) credit	$(370)	$(698)	$157	$217
Net actuarial loss	(20,042)	(20,132)	(1,387)	(1,236)
Total amount recognized	$(20,412)	$(20,830)	$(1,230)	$(1,019)

*
The funded status reflected above includes the liabilities attributable to all of the Pension Plans but only the assets of the Retirement Plan as the other plans are not considered funded for ERISA purposes. To provide a source for the payment of benefits under the Executive Supplemental Pension Plan and the Management Retirement Plan, we own whole-life insurance contracts on some of the participants. The cash value of these policies was $27.2 million and $25.2 million at May 31, 2011 and June 1, 2010, respectively.  In addition, we held in trust $0.9 million and $2.4 million of cash and cash equivalents as of May 31, 2011 and June 1, 2010, respectively, relating to these policies.  We maintain a rabbi trust to hold the policies and death benefits as they are received.

The estimated prior service cost for the Pension Plans and the Postretirement Medical and Life Benefits plans that will be amortized from accumulated other comprehensive income into net periodic pension cost in fiscal 2012 is $0.3 million and $(0.1) million, respectively.  The estimated net loss for the Pension Plans and the Postretirement Medical and Life Benefits plans that will be amortized from accumulated other comprehensive income into net periodic pension cost in fiscal 2012 is $1.7 million and $0.1 million, respectively.

Additional measurement date information for the pension plans which have benefit obligations in excess of plan assets (in thousands):

	Pension Benefits		Postretirement Medical and Life Benefits
	May 31, 2011	June 1, 2010	May 31, 2011	June 1, 2010
Projected benefit obligation	$45,636	$42,602	$1,406	$1,423
Accumulated benefit
obligation	44,064	41,233	1,406	1,423
Fair value of plan assets	6,677	5,929	0	0

The weighted-average assumptions used to determine the net periodic benefit cost for fiscal years are set forth below:

	Pension Benefits
	2011	2010	2009
Discount rate	5.5%	6.5%	6.4%
Expected return on plan assets	7.0%	8.0%	8.0%
Rate of compensation increase	2.0%	3.1%	3.6%

	Postretirement Medical and Life Benefits
	2011	2010	2009
Discount rate	5.5%	6.5%	6.4%
Rate of compensation increase	2.0%	3.0%	3.5%

Our estimated long-term rate of return on plan assets represents the weighted-average of expected future returns on the asset categories included in our target investment allocation based primarily on the historical returns for each asset category, adjusted for an assessment of current market conditions.

The weighted average assumptions used to determine benefit obligations at the measurement dates are set forth below:

	Pension Benefits
	2011	2010
Discount rate	5.3%	5.5%
Rate of compensation increase	2.0%	2.0%

	Postretirement Medical and Life Benefits
	2011	2010
Discount rate	5.3%	5.5%
Rate of compensation increase	2.0%	2.0%

We currently are assuming a gross medical trend rate of 8.5% for fiscal 2012.  We expect this rate to decrease approximately 0.5% per year for an ultimate trend rate of 6.0% in fiscal 2017.  A change in this rate of 1.0% would have no significant effect on either our net periodic postretirement benefit expense or our accrued postretirement benefits liability.

The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are set forth below (in thousands):

	Pension Benefits	Postretirement Medical and Life Benefits
2012	$10,845 (1)	$123
2013	3,161	126
2014	3,011	124
2015	2,346	118
2016	2,415	123
2017-2021	17,716	590

(1) Estimated benefit payments for 2012 include an $8.1 million lump-sum payment to our CEO, who, as previously discussed, is retirement-eligible.

Expected benefits are estimated based on the same assumptions used to measure our benefit obligation on our measurement date of May 31, 2011 and, where applicable, include benefits attributable to estimated further employee service.

Defined Contribution Plans
We sponsor two defined contribution plans for active employees, as summarized below.

Salary Deferral Plan
RTI offers certain employees a 401(k) plan called the Ruby Tuesday, Inc. Salary Deferral Plan (“401(k) Plan”). We make matching contributions to the 401(k) Plan based on each eligible employee's pre-tax contribution and years of service. Effective January 1, 2009, we match in cash each fiscal quarter a specified percentage of the participating employee's first 6% of pre-tax contribution based on achievement of a same-restaurant sales performance factor.  Company matches do not vest until the employees have worked three years for us.  Fiscal 2011 and 2009 401(k) Plan expenses were $0.3 million and $0.6 million, respectively.  Given that the Company did not achieve the 2010 same-restaurant sales performance factor in order for there to be an employer match, we had no expense related to the 401(k) Plan for fiscal 2010.

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

Like the Predecessor Plan, the Deferred Compensation Plan is an unfunded, non-qualified deferred compensation plan for eligible employees.  The provisions of the Deferred Compensation Plan are similar to those of the 401(k) Plan.  Fiscal 2011 and 2009 expenses under the Deferred Compensation Plan were insignificant and $0.1 million, respectively.  We had no expenses under the Deferred Compensation Plan for fiscal 2010.  Assets earmarked to pay benefits under the Deferred Compensation Plan are held by a rabbi trust.  Assets and liabilities of a rabbi trust must be accounted for as if they are Company assets or liabilities, therefore, all earnings and expenses are recorded in our consolidated financial statements.  The Deferred Compensation Plan’s assets and liabilities, which approximated $8.8 million and $7.7 million in fiscal 2011 and 2010, respectively, are included in Prepaid and other expenses, Other assets, Accrued liabilities - payroll and related costs, and Other deferred liabilities in the Consolidated Balance Sheets, except for the investment in RTI common stock and the related liability payable in RTI common stock which are reflected in Shareholders’ Equity in the Consolidated Balance Sheets.

10.  Income Taxes

Income tax expense/(benefit) includes the following components (in thousands):

	2011	2010	2009
Current:
Federal	$5,378	$(6,387)	$(9,134)
State	1,720	(822)	300
Foreign	132	107	201
	7,230	(7,102)	(8,633)
Deferred:
Federal	(2,218)	16,900	(10,499)
State	732	2,616	(5,816)
	(1,486)	19,516	(16,315)
	$5,744	$12,414	$(24,948)

Deferred tax assets and liabilities are comprised of the following (in thousands):

	2011	2010
Deferred tax assets:
Employee benefits	$26,857	$29,516
Escalating minimum rents	18,151	17,242
General business credits carryforward	10,957	7,976
State net operating losses	6,822	5,996
Insurance reserves	5,886	4,809
Gift certificate income	1,684	1,403
Goodwill	1,664	1,904
Closed restaurant lease reserves	794	1,711
Unearned income	621	1,633
Other	6,740	4,174
Gross deferred tax assets	80,176	76,364
Deferred tax asset valuation allowances	(1,501)	–
Net deferred tax assets	$78,675	$76,364

Deferred tax liabilities:
Depreciation	(94,005)	(89,542)
Partnership investments	(3,328)	(5,156)
Smallwares	(2,698)	(2,340)
Prepaid deductions	(2,323)	(1,864)
Other	(4,815)	(3,678)
Total deferred tax liabilities	(107,169)	(102,580)
Net deferred tax liability	$(28,494)	$(26,216)

Reported in Consolidated Balance Sheets as:
Deferred income taxes – current asset	$14,429	$13,794
Deferred income taxes – noncurrent liability	(42,923)	(40,010)
	$(28,494)	$(26,216)

We record deferred tax assets for various items.  We recorded a valuation allowance for deferred tax assets as of May 31, 2011 of $1.5 million, which relates to certain state net operating losses that, in the judgment of management, are not more likely than not to be realized.  This determination factored in the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income, and tax-planning strategies.  As a result of impairment charges during fiscal 2009 and state tax planning, the Company has a three-year cumulative pre-tax loss in certain states which was given significant weight in our assessment.

At May 31, 2011, we had state net operating loss carryforwards of approximately $145.7 million which expire at varying times between fiscal 2012 and 2031.  During fiscal 2009, RTI generated a federal net operating loss of $55.9 million, a substantial portion of which related to a tax accounting method change as permitted by the Internal Revenue Service relating to the expensing of certain repairs.  As a result of the carryback of the loss to fiscal 2007, during fiscal 2010 we collected federal and state income tax refunds totaling $21.5 million.

A reconciliation from the statutory federal income tax expense to the reported income tax expense/(benefit) is as follows (in thousands):

	2011	2010	2009

Statutory federal income taxes	$18,418	$20,215	$(15,003)
State income taxes, net of federal income tax benefit	228	955	(3,586)
FICA tip credit	(8,264)	(7,735)	(6,321)
Work opportunity tax credit	(2,624)	(1,352)	(1,443)
Other federal tax credits	(197)	(179)	(241)
Goodwill impairment	–	–	2,571
Other, net	(1,817)	510	(925)
	$5,744	$12,414	$(24,948)

We had a liability for unrecognized tax benefits of $5.2 million at May 31, 2011, $3.4 million of which, if recognized, would impact our effective tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2011 and 2010 follows (in thousands):

	2011	2010
Beginning of year	$3,415	$4,505
Additions for tax positions related to the current year	624	666
Reductions for tax positions related to the current year	–	(98)
Additions for tax positions of prior years	1,668	107
Reductions for tax positions of prior years	(60)	(366)
Reductions for settlements with taxing authorities	–	(459)
Reductions due to statute settlements	(476)	(940)
End of year	$5,171	$3,415

The liability for unrecognized tax benefits includes $1.6 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations and negotiations with tax authorities.

As discussed in Note 1 to the Consolidated Financial Statements, our policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes.  Interest is computed on the difference between our uncertain tax benefit positions and the amount deducted or expected to be deducted in our tax returns.  At May 31, 2011, we had $1.6 million of accrued interest and penalties related to unrecognized tax benefits.

During 2011, accrued interest and penalties increased by $0.5 million, of which $0.3 million affected the 2011 effective tax rate.  If we were to prevail on all uncertain tax positions, the reversal of this accrual would also be a benefit to our effective tax rate.  At May 31, 2011, total liabilities of $6.7 million, including the above-mentioned $1.6 million for the payment of accrued interest and penalties, are included in Accrued liabilities – rent and other and other deferred liabilities as reported on the Consolidated Balance Sheet.

At May 31, 2011, we are no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2007 with the exception of our fiscal years 2004 and 2005 as a result of fiscal 2009 NOL carryback, and with few exceptions, state and local examinations by tax authorities prior to fiscal year 2007.

11. Capital Stock and Share-Based Employee Compensation

Preferred Stock - RTI is authorized, under its Certificate of Incorporation, to issue up to 250,000 shares of preferred stock with a par value of $0.01. These shares may be issued from time to time in one or more series. Each series will have dividend rates, rights of conversion and redemption, liquidation prices, and other terms or conditions as determined by the Board of Directors. No preferred shares have been issued as of May 31, 2011.

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

All options and restricted shares awarded under the Directors’ Plan have been at the fair market value at the time of grant. A Committee, appointed by the Board, administers the Directors’ Plan.  At May 31, 2011, we had reserved 233,000 shares of common stock under this Plan, 138,000 of which were subject to options outstanding, for a net of 95,000 shares of common stock currently available for issuance under the Directors’ Plan.

The Ruby Tuesday, Inc. 2003 Stock Incentive Plan and the Ruby Tuesday, Inc. 1996 Stock Incentive Plan - A Committee, appointed by the Board, administers the Ruby Tuesday, Inc. 2003 Stock Incentive Plan (“2003 SIP”) and the Ruby Tuesday, Inc. 1996 Stock Incentive Plan (“1996 SIP”), and has full authority in its discretion to determine the key employees and officers to whom share-based incentives are granted and the terms and provisions of share-based incentives.  Option grants under the 2003 SIP and 1996 SIP can have varying vesting provisions and exercise periods as determined by such Committee.  Options granted under the 2003 SIP and 1996 SIP vest in periods ranging from immediate to fiscal 2013, with the majority vesting within three years following the date of grant, and the majority expiring five or seven (but some up to 10) years after grant.  All restricted shares granted during fiscal 2011 are service-based and were awarded under the 1996 SIP.  The majority of restricted shares granted under the 2003 SIP and 1996 SIP in fiscal 2010 and 2009 are performance-based.  The 2003 SIP and 1996 SIP permits the Committee to make awards of shares of common stock, awards of stock options or other derivative securities related to the value of the common stock, and certain cash awards to eligible persons. These discretionary awards may be made on an individual basis or for the benefit of a group of eligible persons. All options awarded under the 2003 SIP and 1996 SIP have been awarded with an exercise price equal to the fair market value at the time of grant.

At May 31, 2011, we had reserved a total of 5,369,000 and 1,315,000 shares of common stock for the 2003 SIP and 1996 SIP, respectively.  Of the reserve shares at May 31, 2011, 2,119,000 and 982,000 were subject to options outstanding for the 2003 SIP and 1996 SIP, respectively.  Stock option exercises are settled with the issuance of new shares.  Net shares of common stock available for issuance at May 31, 2011 under the 2003 SIP and 1996 SIP were 3,249,000 and 333,000, respectively.

Stock Options
The following table summarizes the activity in options under these stock option plans (Options and Aggregate Intrinsic Value are in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at June 3, 2008	6,835	$25.36
Granted	282	6.50
Exercised	–	–
Forfeited	(2,315)	27.84

Balance at June 2, 2009	4,802	$23.06
Granted	622	6.58
Exercised	–	–
Forfeited	(1,378)	25.46

Balance at June 1, 2010	4,046	$19.70
Granted	927	9.39
Exercised	(249)	7.64
Forfeited	(1,485)	29.70
Balance at May 31, 2011	3,239	$13.10	3.45	$ 6,096

Exercisable	1,900	$16.33	1.78	$ 3,314

The aggregate intrinsic value represents the closing stock price as of May 31, 2011 less the strike price, multiplied by the number of options that have a strike price that is less than that closing stock price.  The total intrinsic value of options exercised during fiscal 2011 was $1.5 million.  There were no stock options exercised during fiscal 2010 and 2009.

Included in the outstanding balance at May 31, 2011 in the table above are 0.9 million of out-of-the-money options.  Many are expected to expire out-of-the-money in the next two fiscal years.

At May 31, 2011, there was approximately $1.2 million of unrecognized pre-tax compensation expense related to non-vested stock options.  This cost is expected to be recognized over a weighted-average period of 1.5 years.  The total fair value at grant date of awards vested during 2011, 2010, and 2009 totaled $5.0 million, $5.2 million, and $11.8 million, respectively.

During fiscal 2011, 2010, and 2009, we granted approximately 927,000, 622,000, and 200,000 stock options, respectively, to certain employees under the terms of the 2003 SIP and 1996 SIP.  The stock options awarded in fiscal 2011 and 2010 vest in equal annual installments over a three-year period following grant of the award, and have a maximum life of seven years.  The stock options awarded in fiscal 2009 cliff vest after 30 months of service following grant of the award, and have a maximum life of five years.  There are no performance-based vesting requirements associated with these stock options.  These stock options do provide for immediate vesting if the optionee retires during the option period.  For employees meeting this criterion at the time of grant, the accelerated vesting provision renders the requisite service condition non-substantive and we therefore fully expense the fair value of stock options awarded to retirement-eligible employees on the date of grant.  As a result, we recorded during the first quarters of fiscal 2011, 2010, and 2009 an expense of $2.3 million, $1.2 million, and $0.2 million, respectively, related to stock options awarded to our CEO.

Also during fiscal 2009, RTI granted approximately 82,000 stock options to non-employee directors.  These stock options cliff vest after 30 months of service following grant of the award, and have a maximum life of five years.

The weighted average fair value at date of grant for options granted during fiscal 2011, 2010, and 2009 was $5.42, $3.69, and $2.28 per share, respectively, which, for the purposes of this disclosure, is assumed to be amortized over the respective vesting period of the grants.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2011	2010	2009

Risk-free interest rate	1.52%	2.20%	2.83%
Expected dividend yield	0%	0%	0%
Expected stock price volatility	0.7336	0.6945	0.404
Expected life (in years)	4.50	4.50	3.97

Restricted Stock
The following table summarizes the status of our restricted stock activity (in thousands, except per-share data):

	2011			2010	2009
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Performance-Based Vesting:
Non-vested at beginning of year	721	$7.13	1,195	$7.64	1,285	$12.06
Granted	–	–	348	6.58	279	7.00
Vested	(421)	7.05	(186)	7.64	–	–
Forfeited	(1)	7.82	(636)	7.64	(369)	22.50
Non-vested at end of year	299	$7.24	721	$7.13	1,195	$7.64

Service-Based Vesting:
Non-vested at beginning of year	427	$7.42	208	$8.97	105	$15.67
Granted	235	10.21	299	7.01	127	5.41
Vested	(111)	9.39	(78)	9.99	(21)	20.67
Forfeited	–	–	(2)	7.63	(3)	7.81
Non-vested at end of year	551	$8.22	427	$7.42	208	$8.97

The fair values of restricted share awards were based on the fair market value of our common stock at the time of grant.  At May 31, 2011, unrecognized compensation expense related to restricted stock grants totaled approximately $2.5 million and will be recognized over a weighted-average vesting period of approximately 1.7 years.

During fiscal 2011, we granted approximately 174,000 service-based restricted shares of our common stock to certain employees under the terms of the 1996 SIP.  The service-based restricted shares cliff vest over a three-year period.  Also during fiscal 2011, we awarded approximately 124,000 shares of our common stock to our retirement-eligible CEO and recognized an expense of $1.2 million on the grant date.

During fiscal 2010, we granted approximately 201,000 time-based restricted shares of common stock and 348,000 performance-based restricted shares of common stock under the terms of the 2003 SIP and 1996 SIP.  Vesting of the performance-based restricted shares, including 177,000 shares that were awarded to our CEO, was also contingent upon the Company’s achievement of a certain performance condition related to fiscal 2010 performance.  We recorded during the first quarter of fiscal 2010 an expense of $1.2 million related to the performance-based restricted shares awarded on July 7, 2009 to our CEO.  Also during fiscal 2010, we awarded approximately 177,000 shares of common stock to our CEO and recognized an expense of $1.2 million on the grant date.  The Executive Compensation and Human Resources Committee of the Board of Directors determined during the first quarter of fiscal 2011 that the performance condition for vesting was achieved for all of the performance-based restricted shares awarded in fiscal 2010.

During fiscal 2009, we granted approximately 290,000 restricted shares to certain employees under the terms of the 2003 SIP and 1993 SIP.  These shares vest in equal installments over one, two, and three year periods.  Vesting of 279,000 of these shares, including approximately 139,000 shares which were awarded to our CEO, was contingent

upon the Company’s achievement of certain performance conditions.   We recorded during the first quarter of fiscal 2009 an expense of $0.6 million in connection with the restricted shares awarded to our CEO.

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

During fiscal 2011, 2010, and 2009, we granted approximately 61,000, 97,000, and 117,000 restricted shares, respectively, to non-employee directors.  These shares vest in three equal installments over a three-year period following grant of the award.

12.  Commitments and Contingencies

Guarantees

During fiscal 2011, we had certain third-party guarantees, which primarily arose in connection with our franchising and divestiture activities.  Generally, we are required to perform under these guarantees in the event that a third-party fails to make contractual payments or, in the case of franchise partnership debt guarantees, to achieve certain performance measures.

Franchise Partnership Guarantees
On December 1, 2010, we entered into the Credit Facility, which replaced both the Prior Credit Facility discussed in Note 7 to the Consolidated Financial Statements and the $48.0 million credit facility discussed below.

As part of the Credit Facility, in December 2010 we negotiated with various lenders a $50.0 million Franchise Facility Subcommitment, which covers our guarantees of debt of the franchise partners and replaced the $48.0 million Franchise Facility which had previously assisted the franchise partnerships with working capital needs and cash flows for operations.  Under the Franchise Facility Subcommitment we served as partial guarantor, and in certain circumstances full guarantor, of the draws made by the franchise partnerships.  All commitments were for 12 months at the time we entered into the Credit Facility.

Prior to July 1, 2007, we had arrangements with two third-party lenders whereby we provided partial guarantees for specific loans for new franchisee restaurant development (the “Cancelled Facilities”).  Should payments be required under the Cancelled Facilities, we had certain rights to acquire the operating restaurants after the third-party debt is paid.

As discussed further in Note 3 to the Consolidated Financial Statements, we acquired 11 of our 13 franchise partnerships during fiscal 2011.  Our remaining two franchise partnerships, the Seattle and Utah franchisees, are discussed below.

On January 23, 2011, our Seattle franchise partnership closed its four restaurants.  At the time of the Seattle closures, we had guarantees in place for two of Seattle’s loans, a $3.5 million loan which had been fully guaranteed under the terms of the Franchise Facility Subcommitment and a $1.2 million loan relating to one of the two Cancelled Facilities, for which we provided a 30% guarantee.  On January 28, 2011, notice was received from the lenders of the Franchise Facility Subcommitment that a default had occurred and we thus paid our $3.5 million guarantee shortly thereafter.  The amount of payment required under the second guarantee was $0.2 million, which we have also paid.  We do not believe we are liable for any of Seattle’s other debts.

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

As of May 31, 2011, all amounts guaranteed under the Franchise Facility Subcommitment and the Cancelled Facilities have been settled.  As of June 1, 2010, the amounts guaranteed under the Franchise Facility and the Cancelled Facilities were $47.3 million and $4.4 million, respectively.  We had recorded liabilities representing the estimated fair value of these guarantees totaling $0.8 million as of June 1, 2010.  We believe this amount approximated the then fair value of the guarantees.

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

We estimated our divestiture guarantees related to MHC at May 31, 2011 to be $2.9 million for employee benefit plans.  In addition, we remain contingently liable for MHC’s portion (estimated to be $2.1 million) of the MFC employee benefit plan liability for which MHC is currently responsible under the divestiture guarantee agreements.  We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

Insurance Programs
We are currently self-insured for a portion of our current and prior years’ workers’ compensation, employment practices liability, general liability, and automobile liability losses (collectively, “casualty losses”) as well as property losses and certain other insurable risks. To mitigate the cost of our exposures for certain property and casualty losses, we make annual decisions to either retain the risks of loss up to a certain maximum per occurrence, aggregate loss limits negotiated with our insurance carriers, or fully insure those risks. We are also self-insured for healthcare claims for eligible participating employees subject to certain deductibles and limitations. We have accounted for our retained liabilities for casualty losses and healthcare claims, including reported and incurred but not reported claims, based on information provided by third-party actuaries.  At May 31, 2011, we were committed under letters of credit totaling $8.3 million issued primarily in connection with our workers’ compensation and casualty insurance programs.

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

Included in the Maddy settlement was a payment made by our secondary insurance carrier of $2,750,000.  Despite making this payment, it is anticipated that our secondary insurance carrier will file a counterclaim against us, in connection with the coverage suit we brought against our carrier prior to the carrier’s payment of a portion of the Maddy settlement, claiming it did not receive timely notice of this matter in accordance with the terms of the policy.  Pursuant to an agreement we reached with our secondary carrier prior to the Maddy settlement and as a result of the carrier’s payment of a portion of the Maddy settlement, it is anticipated that we will dismiss our claims against this carrier for bad faith, breach of contract and violation of the state consumer protection act.  We have preserved any claims for declaratory relief as well as a claim for attorney fees in the event we prevail in the underlying litigation. We believe our secondary insurance carrier received timely notice in accordance with the policy and we will vigorously defend the matter.   Should we incur potential liability to our secondary carrier, we believe we have claims against two claims administrators.

We believe, and have obtained a consistent opinion from outside counsel, that we have valid coverage under our insurance policies for any amounts in excess of our self-insured retention.  We further believe we have the right to the indemnification referred to above.  We believe this provides a basis for not recording a liability for any contingency associated with the Maddy settlement.  Based on the information currently available, our May 31, 2011 Consolidated Balance Sheet reflects no accrual relating to the Maddy case.  There can be no assurance, however, that we will be successful in our defense of our carrier’s counterclaim against us.

Purchase Commitments
We have minimum purchase commitments with various vendors. Outstanding commitments as of May 31, 2011 were approximately $112.8 million.  These obligations consist of supplies, advertising, utility contracts, and various types of meat, beverages, and other food products, which are an integral part of our business operations.

13.  Fair Value Measurements

The following table presents the fair values of our financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall (in thousands):

	Level	May 31, 2011	June 1, 2010
Deferred compensation plan – Assets	1	$8,792	$7,684
Deferred compensation plan – Liabilities	1	(8,792)	(7,684)
Total		$–	$–

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

The following table presents the fair values for those assets and liabilities measured on a non-recurring basis and remaining on our Consolidated Balance Sheet as of May 31, 2011 and June 1, 2010 and the losses recognized from all such measurements during fiscal 2011 and 2010 (in thousands):

	Fair Value Measurements
	May 31, 2011	Level 1	Level 2	Level 3	Losses
Long-lived assets held for sale *	$24,686	$–	$24,686	$–	$1,600
Long-lived assets held for use	747	–	747	–	4,498
Total	$25,433	$–	$25,433	$–	$6,098

	Fair Value Measurements
	June 1, 2010	Level 1	Level 2	Level 3	Losses
Long-lived assets held for sale *	$28,015	$–	$28,015	$–	$941
Long-lived assets held for use	3,685	–	3,685	–	2,240
Total	$31,700	$–	$31,700	$–	$3,181

* Included in the carrying value of long-lived assets held for sale as of May 31, 2011 and June 1, 2010 are $23.3 million and $24.8 million, respectively, of assets included in Construction in progress and other in the Consolidated Balance Sheet as we do not expect to sell these assets within the next 12 months.

Long-lived assets held for sale are valued using Level 2 inputs, primarily information obtained through broker listings and sales agreements.  Costs to market and/or sell the assets are factored into the estimates of fair value for those assets included in Assets held for sale on our Consolidated Balance Sheet.  During fiscal 2011 and 2010, long-lived assets held for sale were written down to their fair value, resulting in losses of $1.6 million and $0.9 million, respectively, which are included in Closures and impairments in our Consolidated Statement of Operations.  The fair value of these long-lived assets held for sale was $24.7 million and $28.0 million as of May 31, 2011 and June 1, 2010, respectively.

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

During fiscal 2011 and 2010, we recorded $4.5 million and $2.2 million, respectively, of impairments on our long-lived assets held for use, which is included with Closures and impairments expense in our Consolidated Statement of Operations.  The Level 2 fair values of our long-lived assets held for use are based on broker estimates of the value of the land, building, leasehold improvements, and other residual assets.

Our financial instruments at May 31, 2011 and June 1, 2010 consisted of cash and short-term investments, accounts receivable and payable, notes receivable, long-term debt, franchise partnership guarantees, letters of credit, and, as previously discussed, deferred compensation plan investments.  The fair values of cash and short-term investments and accounts receivable and payable approximated carrying value because of the short-term nature of these instruments.  The carrying amounts and fair values of our other financial instruments not measured on a recurring basis using fair value, however subject to fair value disclosures are as follows (in thousands):

	May 31, 2011		June 1, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Deferred Compensation Plan
investment in RTI common stock	$1,556	$1,653	$2,036	$1,760
Notes receivable, gross*	41	55	7,026	7,016
Long-term debt and capital leases	344,274	348,272	289,266	291,512
Franchise partnership guarantees	–	–	791	817
Letters of credit	–	178	–	329

* The allowance for doubtful notes on our notes receivable was negligible and $5.1 million as of May 31, 2011 and June 1, 2010, respectively.

We estimated the fair value of notes receivable, debt, franchise partnership guarantees, and letters of credit using market quotes and present value calculations based on market rates.

14.  Supplemental Quarterly Financial Data (Unaudited)

Quarterly financial results for the years ended May 31, 2011 and June 1, 2010, are summarized below.

(In thousands, except per-share data)
	For the Year Ended May 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$302,686	$290,451	$319,063	$352,962	$1,265,162
Gross profit*	$57,741	$45,001	$54,367	$63,538	$220,647
Income before income taxes	$16,077	$5,268	$15,545	$15,732	$52,622
Provision/(benefit) for income taxes	3,680	703	(455)	1,816	5,744
Net income	$12,397	$4,565	$16,000	$13,916	$46,878

Earnings per share:
Basic	$0.19	$0.07	$0.25	$0.22	$0.73
Diluted	$0.19	$0.07	$0.25	$0.21	$0.72

	For the Year Ended June 1, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$300,612	$273,464	$307,265	$313,455	$1,194,796
Gross profit*	$48,949	$38,802	$61,149	$63,610	$212,510
Income before income taxes	$7,442	$820	$22,272	$27,224	$57,758
Provision for income taxes	1,298	389	4,473	6,254	12,414
Net income	$6,144	$431	$17,799	$20,970	$45,344

Earnings per share:
Basic**	$0.11	$0.01	$0.28	$0.33	$0.74
Diluted	$0.11	$0.01	$0.28	$0.33	$0.73

*  We define gross profit as revenue less cost of merchandise, payroll and related costs, and other restaurant operating costs.

**  The sum of the quarterly net income per share amounts do not equal the reported annual amount as each is computed independently based upon the weighted-average number of shares outstanding for the period.

15.  Subsequent Events

On July 19, 2011, we entered into an amendment of the Credit Facility to increase the amount of the optional additional revolving commitments available from $50.0 million to $60.0 million, thereby increasing the maximum aggregate revolving commitment amount under the Credit Facility from $370.0 million to $380.0 million.  On the same date, we exercised our option to increase the revolving commitments from $320.0 million to $380.0 million pursuant to new lender commitment agreements with the existing lenders and an additional new lender.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Ruby Tuesday, Inc.:

We have audited the accompanying consolidated balance sheets of Ruby Tuesday, Inc. and subsidiaries (the Company) as of May 31, 2011 and June 1, 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended May 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ruby Tuesday, Inc. and subsidiaries as of May 31, 2011 and June 1, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2011, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of May 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 1, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Louisville, Kentucky
August 1, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Ruby Tuesday, Inc.:

We have audited Ruby Tuesday, Inc. and subsidiaries' (the Company) internal control over financial reporting as of May 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ruby Tuesday, Inc. and subsidiaries as of May 31, 2011 and June 1, 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended May 31, 2011, and our report dated August 1, 2011, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Louisville, KY
August 1, 2011

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report.  In this assessment, the Company applied criteria based on the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company's assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2011.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of May 31, 2011 as stated in their report filed within Item 8 – Financial Statements and Supplementary Data.

      Changes in Internal Controls

During the fiscal quarter ended May 31, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None

PART III

We expect to file a definitive proxy statement relating to our 2011 Annual Meeting of shareholders (the “2011 Proxy Statement”) with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year.  Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K.  Only those sections of the 2011 Proxy Statement that specifically address disclosure requirements of Items 10-14 below are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 regarding the directors of the Company is incorporated herein by reference to the information set forth in the table entitled “Director and Director Nominee Information” under “Election of Directors” in the 2011 Proxy Statement.

Information regarding executive officers of the Company has been included in Part I of this Annual Report under the caption “Executive Officers.”

Information regarding corporate governance of the Company and other information required by this item is incorporated herein by reference to the information set forth under the captions, “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Committees of the Board of Directors” in the 2011 Proxy Statement.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions “Compensation Discussion and Analysis,” “Chief Executive Officer Compensation,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal Year 2011,” “Outstanding Equity Awards at Fiscal Year-End for 2011,” “Option Exercises and Stock Vested in Fiscal Year 2011,” “Nonqualified Deferred Compensation,” “Pension Benefits for Fiscal Year 2011,” “Potential Payments Upon Termination or Change in Control,” “Directors’ Fees and Attendance,” “2011 Director Compensation,” and “Committees of the Board of Directors” in the 2011 Proxy Statement relating to the Annual Meeting.

Item 12. Security Ownership of Certain Beneficial Owners
and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the information set forth in the tables captioned “Beneficial Ownership of Common Stock” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2011 Proxy Statement relating to the Annual Meeting.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the information set forth under the captions “Related Party Transactions” and “Directors’ Independence” in the 2011 Proxy Statement relating to the Annual Meeting.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the information set forth under the caption “Accountants’ Fees and Expenses” in the 2011 Proxy Statement relating to the Annual Meeting.

PART IV
Item 15. Exhibits and Financial Statement Schedule

(a)  The following documents are filed as part of this report:

    1.        Financial Statements:

    The financial statements of the Company and its subsidiaries are listed in the accompanying “Index to
    Consolidated Financial Statements” on page 40.

    2.        Financial Statement Schedule:

    Schedule II – Valuation and Qualifying Accounts for the Years Ended May 31, 2011, June 1, 2010, and June 2, 2009 (in thousands):

		Charged/	Charged/
	Balance at	(Credited)	(Credited)
	Beginning	to Costs	to other		Balance at
Description	of Period	and Expenses	Accounts	Write-offs	End of Period
			(a)	(b)
Allowance for Doubtful Notes

Fiscal Year Ended June 1, 2011	$ 5,077	$ 570	$ (4,811)	$ (795)	$ 41

Fiscal Year Ended June 1, 2010	6,052	1,730		(2,705)	5,077

Fiscal Year Ended June 2, 2009	3,027	3,690		(665)	6,052

All other financial statement schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

(a)
As further discussed in Note 3 to the Consolidated Financial Statements, in fiscal 2011 the Company acquired the remaining membership interests of 11 franchise partnerships.  The $4.8 million combined allowance for doubtful notes as well as the corresponding notes receivable from the acquired franchise partnerships were eliminated as part of the purchase price allocation.

(b)	In fiscal 2011, the Company forgave various debts owed by its Seattle and Utah franchises.

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

RUBY TUESDAY, INC.

Date:  August 1, 2011                                                                                     By: /s/ Samuel E. Beall, III
    Samuel E. Beall, III
    Chairman of the Board, President
    and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date
/s/ Samuel E. Beall, III Samuel E. Beall, III	Chairman of the Board, President and Chief Executive Officer	Date: August 1, 2011

/s/ Marguerite N. Duffy Marguerite N. Duffy	Senior Vice President, Chief Financial Officer, and Principal Accounting Officer	Date: August 1, 2011

/s/ Claire L. Arnold Claire L. Arnold	Director	Date: August 1, 2011

/s/ Steven R. Becker Steven R. Becker	Director	Date: August 1, 2011

/s/ Kevin T. Clayton Kevin T. Clayton	Director	Date: August 1, 2011

/s/ Matthew A. Drapkin Matthew A. Drapkin	Director	Date: August 1, 2011

/s/ James A. Haslam, III James A. Haslam, III	Director	Date: August 1, 2011

/s/ Bernard Lanigan Jr. Bernard Lanigan Jr.	Director	Date: August 1, 2011

/s/ Dr. Donald Ratajczak Dr. Donald Ratajczak	Director	Date: August 1, 2011

/s/ Stephen I. Sadove Stephen I. Sadove	Director	Date: August 1, 2011

RUBY TUESDAY, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

*	Management contract or compensatory plan or arrangement.
+	Filed herewith.

3.1	Articles of Incorporation, as amended, of Ruby Tuesday, Inc. (incorporated by reference from Exhibit 3.1 to Form 8-B filed on March 15, 1996 (File No. 1-12454)).

3.2	Bylaws, as amended and restated, of Ruby Tuesday, Inc. (incorporated by reference from Exhibit 3.1 to Form 8-K filed on October 8, 2009 (File No. 1-12454)).

4.1	Specimen Common Stock Certificate. (incorporated by reference from Exhibit 4.1 to Form 8-B filed on March 15, 1996 (File No. 1-12454)).

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

10.5	Ruby Tuesday, Inc. Stock Incentive and Deferred Compensation Plan for Directors (Amended and Restated as of October 8, 2008) (File No. 1-12454)).* +

10.6	First Amendment, dated as of July 21, 2011, to the Ruby Tuesday, Inc. Stock Incentive and Deferred Compensation Plan for Directors (Amended and Restated as of October 8, 2008) (File No. 1-12454)).* +

10.7
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

10.8
First Amendment, dated as of July 6, 2005, to the 2003 Stock Incentive Plan (incorporated by reference from Exhibit 10.14 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 6, 2006 (File No. 1-12454)).*

10.9
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

10.13	Form of Third Amendment to Management Retirement Plan (incorporated by reference from Exhibit 10.32 to Form 8-B filed on March 15, 1996 (File No. 1-12454)).*

10.14
Form of Fourth Amendment to Management Retirement Plan (incorporated by reference from Exhibit 10.14 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 3, 2003 (File No. 1-12454)).*

10.15
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

10.17
Seventh Amendment (dated as of October 5, 2004) to the Ruby Tuesday, Inc. Management Retirement Plan (incorporated by reference from Exhibit 99.5 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 (File No. 1-12454)).*

10.18
Morrison Retirement Plan, amended and restated as of October 7, 2009 (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 1, 2009 (File No. 1-12454)).*

10.19
Executive Group Life and Executive Accidental Death and Dismemberment Plan (incorporated by reference from Exhibit 10(q) to the Morrison Restaurants Inc. Annual Report on Form 10-K for the fiscal year ended June 3, 1989 (File No. 0-1750)).*

10.20
Morrison Restaurants Inc. Executive Life Insurance Plan (incorporated by reference from Exhibit 10(a)(a) to the Morrison Restaurants Inc. Annual Report on Form 10-K for the fiscal year ended June 4, 1994 (File No. 1-12454)).*

10.21
Form of First Amendment to the Morrison Restaurants Inc. Executive Life Insurance Plan (incorporated by reference from Exhibit 10.25 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 3, 2003 (File No. 1-12454)).*

10.22
Second Amendment (dated as of January 1, 2004) to the Ruby Tuesday Inc. Executive Life Insurance Plan (formerly the Morrison Restaurants Inc. Executive Life Insurance Plan) (incorporated by reference from Exhibit 99.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 (File No. 1-12454)).*

10.23	Ruby Tuesday Inc. Executive Life Insurance Premium Plan dated as of January 1, 2004 (incorporated by reference from Exhibit 99.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 (File No. 1-12454)).*

10.24
Ruby Tuesday, Inc. 1996 Stock Incentive Plan, restated as of September 30, 1999 (incorporated by reference from Exhibit 99.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended September 3, 2000 (File No. 1-12454)).*

10.25
First Amendment, dated as of July 10, 2000, to the restated Ruby Tuesday, Inc. 1996 Stock Incentive Plan (incorporated by reference from Exhibit 99.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended September 3, 2000 (File No. 1-12454)).*

10.26
Ruby Tuesday, Inc. Salary Deferral Plan, amended and restated as of October 7, 2009 (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 1, 2009 (File No. 1-12454)).*

10.27
First Amendment, dated as of April 6, 2011, to the Ruby Tuesday, Inc. Salary Deferral Plan (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 1, 2011 (File No. 1-12454)).*

10.28
Ruby Tuesday, Inc. Deferred Compensation Plan Trust Agreement restated as of June 1, 2001 (incorporated by reference from Exhibit 10.44 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 5, 2001 (File No. 1-12454)).*

10.29
First Amendment, dated as of June 10, 2002, to the Ruby Tuesday, Inc. Deferred Compensation Plan Trust Agreement (incorporated by reference from Exhibit 10.58 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 4, 2002 (File No. 1-12454)).*

10.30
Ruby Tuesday, Inc. Restated Deferred Compensation Plan, dated as of November 26, 2002 (incorporated by reference from Exhibit 99.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 3, 2002 (File No. 1-12454)).*

10.31	Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.1 to Form 8-K filed on January 18, 2005 (File No. 1-12454)).*

10.32
First Amendment, dated as of December 14, 2006, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.6 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 5, 2006 (File No. 1-12454)).*

10.33
Second Amendment, dated as of July 11, 2007, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.40 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 5, 2007 (File No. 1-12454)).*

10.34
Third Amendment, dated as of December 30, 2008, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.3 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 2, 2008 (File No. 1-12454)).*

10.35
Fourth Amendment, dated as of December 31, 2008, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.4 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 2, 2008 (File No. 1-12454)).*

10.36
Fifth Amendment, dated as April 6, 2011, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 1, 2011 (File No. 1-12454)).*

10.37	Form of Non-Qualified Stock Option Award and Terms and Conditions (ESOP) (incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 1, 2005 (File No. 1-12454)).*

10.38	Form of Non-Qualified Stock Option Award and Terms and Conditions (MSOP) (incorporated by reference from Exhibit 10.2 to Form 8-K filed on April 1, 2005 (File No. 1-12454)).*

10.39	Form of Non-Qualified Stock Option Award and Terms and Conditions (Beall) (incorporated by reference from Exhibit 10.3 to Form 8-K filed on April 1, 2005 (File No. 1-12454)).*

10.40
Consulting Agreement, dated as of January 8, 2009, by and between Ruby Tuesday, Inc. and Global Partner Ships, Inc. (incorporated by reference from Exhibit 10.6 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 2, 2008 (File No. 1-12454)).

10.41	Description of Cash Bonus Plan (incorporated by reference to Form 8-K filed on July 14, 2006 (File No. 1-12454)).*

10.42
Distribution Agreement, dated as of March 2, 1996, by and among Morrison Restaurants Inc., Morrison Fresh Cooking, Inc. and Morrison Health Care, Inc. (incorporated by reference from Exhibit 10.23 to Form 8-B filed on March 15, 1996 (File No. 1-12454)).

10.43
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

10.44
Agreement Respecting Employee Benefit Matters, dated as of March 2, 1996, by and among Morrison Restaurants Inc., Morrison Fresh Cooking, Inc. and Morrison Health Care, Inc. (incorporated by reference from Exhibit 10.25 to Form 8-B filed on March 15, 1996 (File No. 1-12454)).

10.45	Form of Non-Qualified Stock Option Award and Terms and Conditions (DSOP) (incorporated by reference from Exhibit 10.2 to Form 8-K filed on October 6, 2005 (File No. 1-12454)).*

10.46	Form of Restricted Stock Award and Additional Terms and Conditions (incorporated by reference from Exhibit 10.1 to Form 8-K filed on October 6, 2005 (File No. 1-12454)).*

10.47
Trust Agreement (dated as of July 23, 2004) between Ruby Tuesday Inc. and U.S. Trust Company, N.A. (incorporated by reference from Exhibit 99.3 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 (File No. 1-12454)).*

10.48
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

10.49
Revolving Credit Agreement, dated as of December 1, 2010, by and among Ruby Tuesday, Inc., the Lenders party hereto, Bank of America, N.A., as Administrative Agent, Issuing Bank, Servicer and Swingline Lender, and Regions Bank, as Syndication Agent (incorporated by reference from Exhibit 10.1 to Form 8-K filed on December 7, 2010 (File No. 1-12454)).

10.50
First Amendment to Revolving Credit Agreement, dated as of July 19, 2011, by and among Ruby Tuesday, Inc., the Lenders party hereto, and Bank of America, N.A., as Administrative Agent, Issuing Bank, Servicer and Swingline Lender (incorporated by reference from Exhibit 10.1 to Form 8-K filed on July 21, 2011 (File No. 1-12454)).

10.51
Lender Commitment Agreement dated as of July 19, 2011 among Ruby Tuesday, Inc., the Guarantors, Bank of America, N.A., as Administrative Agent and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 10.2 to Form 8-K filed on July 21, 2011 (File No. 1-12454)).

10.52
Lender Commitment Agreement dated as of July 19, 2011 among Ruby Tuesday, Inc., the Guarantors, Bank of America, N.A., as Administrative Agent and PNC Bank, National Association (incorporated by reference from Exhibit 10.3 to Form 8-K filed on July 21, 2011 (File No. 1-12454)).

10.53
Lender Commitment Agreement dated as of July 19, 2011 among Ruby Tuesday, Inc., the Guarantors, Bank of America, N.A., as Administrative Agent and Fifth Third Bank (incorporated by reference from Exhibit 10.3 to Form 8-K filed on July 21, 2011 (File No. 1-12454)).

10.54
Lender Commitment Agreement dated as of July 19, 2011 among Ruby Tuesday, Inc., the Guarantors, Bank of America, N.A., as Administrative Agent and US Bank National Association (incorporated by reference from Exhibit 10.3 to Form 8-K filed on July 21, 2011 (File No. 1-12454)).

10.55
Amended and Restated Note Purchase Agreement, dated as of May 21, 2008, by and among Ruby Tuesday, Inc. and the institutional investors thereto (incorporated by reference from Exhibit 10.3 to Form 8-K filed on May 22, 2008 (File No. 1-12454)).

10.56
First Amendment, dated as of December 1, 2010, to the Amended and Restated Note Purchase Agreement, by and among Ruby Tuesday, Inc. and the institutional investors thereto (incorporated by reference from Exhibit 10.2 to Form 8-K filed on December 7, 2010 (file No. 1-12454)).

10.57	Restricted Stock Award (incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 17, 2007 (File No. 1-12454)).*

10.58	Restricted Stock Award (Beall) (incorporated by reference from Exhibit 10.2 to Form 8-K filed on April 17, 2007 (File No. 1-12454)).*

10.59
Form of Director Restricted Stock Award (incorporated by reference from Exhibit 10.4 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 4, 2007 (File No. 1-12454)).*

10.60	Non-Qualified Stock Option Award (Beall) (incorporated by reference from Exhibit 10.3 to Form 8-K filed on April 17, 2007 (File No. 1-12454)).*

10.61	First Amendment to the Ruby Tuesday, Inc. Non-Qualified Stock Option Award (incorporated by reference from Exhibit 10.4 to Form 8-K filed on April 17, 2007 (File No. 1-12454)).*

10.62
Indenture, dated December 31, 2007, to the Ruby Tuesday, Inc. Cafeteria Plan (incorporated by reference from Exhibit 10.4 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 4, 2008 (File No. 1-12454)).*

10.63
Second Amendment, dated as of December 15, 2010, to the Ruby Tuesday, Inc. Cafeteria Plan (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2010 (File No, 1-12454)).*

10.64
Indenture, dated December 31, 2007, to the Ruby Tuesday, Inc. Health Savings Account Plan (incorporated by reference from Exhibit 10.5 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 4, 2008 (File No. 1-12454)).*

10.65
First Amendment, dated as of December 15, 2010, to the Ruby Tuesday, Inc. Health Savings Account Plan (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2010 (File No, 1-12454)).*

10.66
Form of Indemnification Agreement, dated April 7, 2010 (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 2, 2010 (File No. 1-12454)).

10.67
Agreement, dated June 30, 2011, by and among Ruby Tuesday, Inc., and Steven R. Becker, Matthew A. Drapkin, Becker Drapkin Partners (QP), L.P., Becker Drapkin Partners, L.P., BD Partners III, L.P., Becker Drapkin Management, L.P., and BC Advisors, LLC (incorporated by reference from Exhibit 10.1 to Form 8-K filed on July 1, 2011 (File No. 1-12454)).

10.68
Agreement, dated June 30, 2011, by and among Ruby Tuesday, Inc., and Double Black Diamond Offshore Ltd., Black Diamond Offshore Ltd., Carlson Capital, L.P., Asgard Investment Corp., and Clint D. Carlson (incorporated by reference from Exhibit 10.2 to Form 8-K filed on July 1, 2011 (File No. 1-12454)).

10.69	Form of Non-Qualified Stock Option Award (incorporated by reference from Exhibit 10.1 to Form 8-K filed on July 27, 2010 (File No. 1-12454)).*

10.70	Form of Service Stock Award (incorporated by reference from Exhibit 10.2 to Form 8-K filed on July 27, 2010 (File No. 1-12454)).*

10.71
Ruby Tuesday, Inc. Severance Pay Plan, amended and restated as of January 5, 2011 (incorporated by reference from Exhibit 10.3 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2010 (File No. 1-12454)).*

10.72
Ruby Tuesday, Inc. Executive Compensation Clawback Policy, dated as of July 22, 2010 (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended August 31, 2011 (File No, 1-12454)).*

10.73
Ruby Tuesday, Inc. 2010 Executive Incentive Compensation Plan (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended August 31, 2011 (File No, 1-12454)).*

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