Form 10-Q
period 2011-08-30
RUBY TUESDAY INC
filed 2011-10-06
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  August 30, 2011

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

63,679,472
(Number of shares of common stock, $0.01 par value, outstanding as of October 4, 2011)

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

PART I — FINANCIAL INFORMATION
ITEM 1.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	AUGUST 30,	MAY 31,
	2011	2011

Assets	(NOTE A)
Current assets:
Cash and short-term investments	$8,287	$9,722
Accounts receivable	8,252	7,531
Inventories:
Merchandise	26,359	25,627
China, silver and supplies	9,088	8,843
Income tax receivable	3,229	3,077
Deferred income taxes	14,819	14,429
Prepaid rent and other expenses	13,011	12,797
Assets held for sale	3,839	1,340
Total current assets	86,884	83,366

Property and equipment, net	1,020,453	1,031,151
Goodwill	15,571	15,571
Other assets	54,655	56,938
Total assets	$1,177,563	$1,187,026
Liabilities & shareholders’ equity
Current liabilities:
Accounts payable	$27,145	$29,807
Accrued liabilities:
Taxes, other than income and payroll	14,023	13,695
Payroll and related costs	28,165	27,559
Insurance	6,463	6,581
Deferred revenue – gift cards	8,235	8,731
Rent and other	18,960	17,861
Current portion of long-term debt, including capital leases	16,492	15,090

Total current liabilities	119,483	119,324

Long-term debt and capital leases, less current maturities	330,168	329,184
Deferred income taxes	43,280	42,923
Deferred escalating minimum rent	44,909	44,291
Other deferred liabilities	60,141	59,591
Total liabilities	597,981	595,313

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; (authorized: 100,000 shares;
issued: 63,679 shares at 8/30/11; 65,098 shares at 5/31/11)	637	651
Capital in excess of par value	89,423	104,941
Retained earnings	502,266	499,173
Deferred compensation liability payable in
Company stock	1,522	1,556
Company stock held by Deferred Compensation Plan	(1,522)	(1,556)
Accumulated other comprehensive loss	(12,744)	(13,052)
Total shareholders’ equity	579,582	591,713

Total liabilities & shareholders’ equity	$1,177,563	$1,187,026

                   The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	THIRTEEN WEEKS ENDED
	AUGUST 30, 2011	AUGUST 31, 2010

	(NOTE A)

Revenue:
Restaurant sales and operating revenue	$328,854	$300,632
Franchise revenue	1,491	2,054
	330,345	302,686
Operating costs and expenses:
Cost of merchandise	97,575	85,093
Payroll and related costs	112,987	100,209
Other restaurant operating costs	68,655	59,643
Depreciation	16,286	15,122
Selling, general and administrative, net	26,776	22,543
Closures and impairments	445	1,739
Equity in earnings of unconsolidated franchises		(203)
Interest expense, net	3,964	2,463
	326,688	286,609

Income before income taxes	3,657	16,077
Provision for income taxes	564	3,680

Net income	$3,093	$12,397

Earnings per share:
Basic	$0.05	$0.19
Diluted	$0.05	$0.19

Weighted average shares:
Basic	63,755	63,681
Diluted	64,476	64,412

Cash dividends declared per share	$–	$–

                 The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

(UNAUDITED)

	THIRTEEN WEEKS ENDED
	AUGUST 30, 2011	AUGUST 31, 2010

	(NOTE A)
Operating activities:
Net income	$3,093	$12,397
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	16,286	15,122
Amortization of intangibles	514	174
Provision for bad debts	7	(140)
Deferred income taxes	(252)	1,041
Loss on impairments, including disposition of assets	284	1,336
Equity in earnings of unconsolidated franchises		(203)
Share-based compensation expense	2,662	4,450
Excess tax benefits from share-based compensation	(14)
Gain on franchise partnership acquisitions, net of settlement losses		(1,697)
Other	156	255
Changes in operating assets and liabilities:
Receivables	(2,268)	1,322
Inventories	(977)	(10,308)
Income taxes	(152)	46
Prepaid and other assets	1,300	(1,832)
Accounts payable, accrued and other liabilities	660	757
Net cash provided by operating activities	21,299	22,720

Investing activities:
Purchases of property and equipment	(8,402)	(6,611)
Acquisition of franchise and other entities		(195)
Proceeds from disposal of assets	32	959
(Increases)/reductions in Deferred Compensation Plan assets	(29)	31
Insurance proceeds from property claims	1,548
Other, net	(143)	(143)
Net cash used by investing activities	(6,994)	(5,959)

Financing activities:
Net proceeds/(payments) on revolving credit facility	6,200	(14,400)
Principal payments on other long-term debt	(3,575)	(2,793)
Stock repurchases	(18,441)
Proceeds from exercise of stock options	62	18
Excess tax benefits from share-based compensation	14
Net cash used by financing activities	(15,740)	(17,175)

Decrease in cash and short-term investments	(1,435)	(414)
Cash and short-term investments:
Beginning of year	9,722	9,569
End of year	$8,287	$9,155

Supplemental disclosure of cash flow information:
Cash paid/(received) for:
Interest, net of amount capitalized	$3,468	$1,521
Income taxes, net	$357	$1,861
Significant non-cash investing and financing activities:
Retirement of fully depreciated assets	$1,561	$2,575
Reclassification of properties to assets held for sale or receivables	$2,705	$2,003
Assumption of debt and capital leases related to franchise
partnership acquisitions		$22,670

                 The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” “we” or the “Company”), owns and operates Ruby Tuesday®, Marlin & Ray’s™, Truffles®, and Wok Hay® casual dining restaurants.  We also franchise the Ruby Tuesday and Wok Hay concepts in select domestic and international markets.  The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Operating results for the 13-week period ended August 30, 2011 are not necessarily indicative of results that may be expected for the 53-week year ending June 5, 2012.

The condensed consolidated balance sheet at May 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in RTI’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011.

Reclassifications
As shown in the table below, we have reclassified accrued payroll taxes from Accrued liabilities: Taxes, other than income and payroll to Accrued liabilities: Payroll and related costs in our May 31, 2011 Condensed Consolidated Balance Sheet to be comparable with the classification for the August 30, 2011 Condensed Consolidated Balance Sheet.  Concurrently, we have retitled Accrued liabilities: Taxes, other than income taxes to be Accrued liabilities: Taxes, other than income and payroll.  Amounts presented are in thousands:

	As presented May 31, 2011	Reclassification	As adjusted May 31, 2011
Accrued liabilities:
Taxes, other than income and payroll	$ 23,425	$ (9,730)	$ 13,695
Payroll and related costs	17,829	9,730	27,559

NOTE B – EARNINGS PER SHARE AND STOCK REPURCHASES

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

	Thirteen weeks ended
	August 30, 2011	August 31, 2010
Net income	$3,093	$12,397

Weighted-average common shares outstanding	63,755	63,681
Dilutive effect of stock options and restricted stock	721	731
Weighted average common and dilutive potential
common shares outstanding	64,476	64,412
Basic earnings per share	$0.05	$0.19
Diluted earnings per share	$0.05	$0.19

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

	Thirteen weeks ended
	August 30, 2011	August 31, 2010
Stock options	1,551	2,821
Restricted shares	852	487
Total	2,403	3,308

During the first quarter of fiscal 2012, we repurchased 2.0 million shares of our common stock at a cost of $18.4 million.  As of August 30, 2011, the total number of remaining shares authorized by our Board of Directors to be repurchased was 5.9 million.  All shares repurchased during the current quarter had been cancelled as of August 30, 2011.

NOTE C – FRANCHISE PROGRAMS

As of August 30, 2011, our traditional domestic and international franchisees collectively operated 95 Ruby Tuesday restaurants and one Wok Hay restaurant.  We do not own any equity interest in our traditional franchisees.  As discussed further in Note D to the Condensed Consolidated Financial Statements, during fiscal 2011 we acquired the remaining membership interests of 11 franchise partnerships which operated 105 Ruby Tuesday restaurants, an additional Ruby Tuesday restaurant from a twelfth franchise partnership, and three Ruby Tuesday restaurants from a traditional domestic franchise.

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

In addition to the advertising fee discussed above, our franchise agreements allow us to charge up to a 1.5% support service fee and a 1.5% marketing and purchasing fee.  For the 13 weeks ended August 30, 2011 and August 31, 2010, we recorded $0.4 million and $1.5 million, respectively, in support service and marketing and purchasing fees, which were an offset to Selling, general and administrative, net in our Condensed Consolidated Statements of Income.

NOTE D – FISCAL 2011 BUSINESS AND LICENSE ACQUISITIONS

As part of our strategy to generate incremental revenue and EBITDA through new concept conversions and franchise partnership acquisitions, as discussed below, during fiscal 2011 we acquired 109 Ruby Tuesday restaurants, including 106 purchased from certain of our franchise partnerships and three purchased from a traditional domestic franchisee.  Of these 109 Ruby Tuesday restaurants, the following 20 restaurants were acquired as the result of the acquisition of two franchise partnerships during the first quarter of fiscal 2011.

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

We acquired the remaining 89 restaurants during the final three quarters of fiscal 2011, as follows.

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

On February 25, 2011, we acquired one Ruby Tuesday restaurant from RT Utah Franchise, LLC (“RT Utah”), a franchise partnership in which we had a 1% ownership interest, for $2.0 million.  Shortly before completion of this transaction, RT Utah closed its other five restaurants.

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

The purchase prices of acquisitions during fiscal 2011 have preliminarily been allocated based on initial fair value estimates as follows (in thousands):

Property and equipment	$137,075
Goodwill	15,571
Reacquired franchise rights	10,242
Other intangible assets, net of liabilities of $1,288	735
Deferred income taxes	380
Long-term debt and capital leases	(147,005)
Other net liabilities	(4,536)
Notes receivable	(1,529)
Net impact on fiscal 2011 Consolidated Balance Sheet	10,933

Gain on settlement of preexisting contracts, net	(4,906)
Gain on acquisitions	(1,770)
Net impact on fiscal 2011 Consolidated Statement of Income	(6,676)
Aggregate cash purchase prices	$4,257

The RT Long Island, RT Indianapolis, and RT KCMO acquisitions were considered bargain purchases as the purchase prices were less than the values assigned to the assets and liabilities acquired.  For the 13 weeks ended August 31, 2010, a preliminary bargain purchase gain of $2.6 million, as well as a $0.9 million loss on settlement of preexisting contracts, was included in Other restaurant operating costs in our Condensed Consolidated Statements of Income.  These preliminary estimates were adjusted in subsequent quarters as additional information was received.  The amounts in the table above include the revised amounts for RT Long Island and RT New England, which were acquired during the first quarter of fiscal 2011, as well as amounts recorded for RT Indianapolis and RT KCMO.

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

The table below shows operating results attributable to restaurants acquired from franchisees in fiscal 2011 that are included in our Condensed Consolidated Statements of Income for the 13 weeks ended August 30, 2011 and August 31, 2010 (in thousands).  Amounts shown for the 13 weeks ended August 30, 2011 include results for all 109 restaurants acquired during fiscal 2011 while amounts shown for the 13 weeks ended August 31, 2010 include results for the 20 restaurants acquired during that quarter (from August 4, 2010, the date of acquisition, through August 31, 2010).

	(Unaudited)
	Thirteen weeks ended
	August 30, 2011	August 31, 2010

Total revenue	$44,300	$3,136

Cost of merchandise	13,011	872
Payroll and related costs	15,426	962
Other restaurant operating costs	9,434	713
Depreciation	2,049	119
Selling, general, and administrative, net	2,997	168
	42,917	2,834
Income before income taxes	$1,383	$302

The following table presents supplemental pro forma information for the 13 weeks ended August 31, 2010 as if the 106 restaurants acquired during fiscal 2011 from franchise partnerships had occurred on June 2, 2010 for the quarter ended August 31, 2010 (in thousands except per-share data):

(Unaudited)
August 31, 2010
Total revenue	$347,019
Net income	$12,431
Basic earnings per share	$0.20
Diluted earnings per share	$0.19

The unaudited pro forma consolidated results were prepared using the acquisition method of accounting and are based on the historical financial information of RTI and the franchises, reflected in fiscal 2011 RTI and franchise results of operations.  The historical financial information has been adjusted to give effect to the pro forma events that are:  (1) directly attributable to the acquisitions, (2) factually supportable and (3) expected to have a continuing impact on the combined results.   The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisitions on June 2, 2010.  In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings or otherwise improved profits associated with the acquisitions.  The unaudited pro forma consolidated results for the 13 weeks ended August 31, 2010 reflect the following pro forma pre-tax adjustments:

•	Elimination of the franchises’ historical intangible asset amortization expense (approximately $0.1 million).

•	Elimination of RTI’s franchise revenue (approximately $0.5 million).

•	Elimination of RTI’s support service fee income and marketing reimbursements (approximately $1.2 million).

•	Elimination of RTI’s equity in losses of unconsolidated franchises (approximately $0.2 million).

•	Elimination of RTI’s bad debt charges relating to notes receivable and lines of credit due from the acquired franchises (approximately $0.2 million of income).

•	Additional amortization expense (approximately $0.4 million) related to reacquired franchise rights.

•	Additional depreciation expense (approximately $0.3 million) related to the fair value adjustments to property and equipment acquired.

•	Reduced interest expense (approximately $0.3 million) related to the fair value adjustments of acquired franchise debt.

All of the above adjustments were adjusted for the applicable tax impact, which for the above would be the statutory tax rate of 39.7%.  In addition, the pro forma net income and earnings per share amounts presented above reflect our estimates of the franchises’ FICA Tip and Work Opportunity Tax Credits for the portions of the fiscal year prior to the dates of acquisition.  These credits were $0.3 million for the 13 weeks ended August 31, 2010.

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

Under the terms of the agreement, we will pay a licensing fee to Gourmet Market, Inc. of 2.0% of gross sales of any Truffles we open.  Additionally, we will pay Gourmet Market, Inc. a monthly fee for up to two years for consulting services to be provided by Price Beall to assist us in developing and opening Truffles restaurants under the terms of the licensing agreement.  During the first 12 months of the agreement we will pay $20,833 per month for such services.  During the second 12 months of the agreement we will pay either $20,833 per month if we have a communicated plan to develop three or more Truffles restaurants or $10,417 per month if we have a communicated plan to develop two or fewer Truffles restaurants.  Gourmet Market, Inc. has the option to terminate future development rights if we do not operate 18 or more Truffles restaurants within five years or 40 or more Truffles within 10 years of the effective date of the agreement.  Management has yet to determine if it will open 18 or more Truffles restaurants within five years or 40 or more Truffles within 10 years.  We opened our first Truffles in Atlanta, Georgia in December 2010.  During the 13 weeks ended August 30, 2011 and August 31, 2010, we paid Gourmet Market, Inc. $59,831 and $20,833, respectively, under the terms of the agreement.

NOTE E – ACCOUNTS RECEIVABLE

Accounts receivable – current consist of the following (in thousands):

	August 30, 2011	May 31, 2011

Rebates receivable	$958	$1,055
Amounts due from franchisees	2,444	2,506
Other receivables	4,850	3,970
	$8,252	$7,531

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

We defer recognition of franchise fee revenue for any franchise with negative cash flows at times when the negative cash flows are deemed to be anything other than temporary and the franchise has borrowed directly from us.  We also do not recognize franchise fee revenue from franchises with fees in excess of 60 days past due.  Accordingly, we have deferred recognition of a portion of franchise revenue from certain franchisees.  Unearned income for franchise fees was $1.2 million as of both August 30, 2011 and May 31, 2011, which is included in Other deferred liabilities and/or Accrued liabilities – rent and other in the Condensed Consolidated Balance Sheets.

As of August 30, 2011 and May 31, 2011, other receivables consisted primarily of amounts due from our distributor for purchases of lobster ($1.3 million and $0.7 million, respectively), expected proceeds for company-owned life insurance policies ($1.3 million and $0.3 million, respectively), amounts due for third-party gift card sales ($1.0 million and $1.3 million, respectively), and amounts due relating to insurance claims ($0.6 million and $1.2 million, respectively).  See Note F to the Condensed Consolidated Financial Statements for further discussion of our lobster inventory.

NOTE F – INVENTORIES

Beginning in fiscal 2010, we have purchased lobster in advance of our needs and stored it in third-party facilities prior to our distributor taking possession of the inventory.  Once the lobster is moved to our distributor’s facilities, we transfer ownership to the distributor.  We later reacquire the inventory from our distributor upon its subsequent delivery to our restaurants.  Lobster purchases are included within merchandise inventory in our Condensed Consolidated Balance Sheets.  Our merchandise inventory was $26.4 million and $25.6 million as of August 30, 2011 and May 31, 2011, respectively.

NOTE G – PROPERTY, EQUIPMENT, ASSETS HELD FOR SALE, AND OPERATING LEASES

Property and equipment, net, is comprised of the following (in thousands):

	August 30, 2011	May 31, 2011
Land	$256,761	$256,761
Buildings	513,108	512,177
Improvements	429,535	427,169
Restaurant equipment	281,828	279,319
Other equipment	95,278	93,944
Construction in progress and other*	25,355	28,077
	1,601,865	1,597,447
Less accumulated depreciation	581,412	566,296
	$1,020,453	$1,031,151

* Included in Construction in progress and other as of August 30, 2011 and May 31, 2011 are $20.7 million and $23.3 million, respectively, of assets held for sale that are not classified as such in the Condensed Consolidated Balance Sheets as we do not expect to sell these assets within the next 12 months.  These assets primarily consist of parcels of land upon which we have no intention to build restaurants.

Amounts included in assets held for sale at August 30, 2011 and May 31, 2011 totaled $3.8 million and $1.3 million, respectively, primarily consisting of parcels of land upon which we have no intention to build restaurants, land and buildings of closed restaurants, and various liquor licenses.  During the 13 weeks ended August 30, 2011, we sold surplus properties consisting primarily of a liquor license with no carrying value for negligible proceeds and a negligible gain.  During the 13 weeks ended August 31, 2010, we sold surplus properties with carrying values of $0.9 million at net gains of $0.1 million.  Cash proceeds, net of broker fees, from these sales in fiscal 2011 totaled $1.0 million.

Approximately 51% of our 746 Ruby Tuesday restaurants are located on leased properties.  Of these, approximately 66% are land leases only; the other 34% are for both land and building.  The initial terms of these leases expire at various dates over the next 25 years.  These leases may also contain required increases in minimum rent at varying times during the lease term and have options to extend the terms of the leases at a rate that is included in the original lease agreement.  Most of our leases require the payment of additional (contingent) rent that is based upon a percentage of restaurant sales above agreed upon sales levels for the year.  These sales levels vary for each restaurant and are established in the lease agreements.  We recognize contingent rental expense (in annual as well as interim periods) prior to the achievement of the specified target that triggers the contingent rental expense, provided that achievement of that target is considered probable.

NOTE H – LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

	August 30, 2011	May 31, 2011

Revolving credit facility	$183,200	$177,000
Series B senior notes,
due April 2013	44,442	44,442
Mortgage loan obligations	118,739	122,546
Capital lease obligations	279	286
	346,660	344,274
Less current maturities	16,492	15,090
	$330,168	$329,184

On December 1, 2010, we entered into a five-year revolving credit agreement (the “Credit Facility”).  Under the original terms of the Credit Facility, we were allowed to borrow up to $320.0 million with the option to increase our capacity by $50.0 million to $370.0 million.  On July 19, 2011, we entered into an amendment of the Credit Facility to increase the amount of the optional additional revolving commitments available from $50.0 million to $60.0 million, thereby increasing the maximum aggregate revolving commitment amount under the Credit Facility from $370.0 million to $380.0 million.   On the same date, we exercised our option to increase the revolving commitments from $320.0 million to $380.0 million pursuant to new lender commitment agreements with the existing lenders and an additional new lender.

The terms of the Credit Facility provide for a $40.0 million swingline subcommitment and a $50.0 million letter of credit subcommitment.  The Credit Facility also includes a $50.0 million franchise facility subcommitment, which covered our guarantees of debt of the franchise partners (“Franchise Facility Subcommitment”).  All amounts guaranteed under the Franchise Facility Subcommitment were settled during fiscal 2011.

The interest rates charged on borrowings pursuant to the Credit Facility can vary depending on the interest rate option we choose to utilize.  Our Base Rate for borrowings is defined to be the higher of Bank of America’s prime rate, the Federal Funds Rate plus 0.5%, or an adjusted LIBO Rate plus 1.00%, plus an applicable margin ranging from 0.25% to 1.25%.  The applicable margin for our Eurodollar Borrowings ranges from 1.25% to 2.25%.

Under the terms of the Credit Facility, we had borrowings of $183.2 million with an associated floating rate of interest of 2.22% at August 30, 2011.  As of May 31, 2011, we had $177.0 million outstanding with an associated floating rate of interest of 2.27%.  After consideration of letters of credit outstanding, we had $187.5 million available under the Credit Facility as of August 30, 2011.  The Credit Facility will mature on December 1, 2015.

The Credit Facility contains financial covenants relating to the maintenance of leverage and fixed charge coverage ratios and minimum net worth.  We were in compliance with our debt covenants both as of August 30, 2011 and the date of this filing.

On April 3, 2003, we issued notes totaling $150.0 million through a private placement of debt (the “Private Placement”).  On December 1, 2010, we entered into an amendment of the notes issued in the Private Placement (“Note Amendment”).  Among other changes, this amendment conformed the covenants in this agreement to the covenants contained in the Credit Facility discussed above.

At August 30, 2011 and May 31, 2011, the Private Placement consisted of $44.4 million in notes with an interest rate of 7.17% (the “Series B Notes”).  The Series B Notes mature on April 1, 2013, and thus have been classified as non-current in our August 30, 2011 and May 31, 2011 Condensed Consolidated Balance Sheets.

Our $118.7 million in mortgage loan obligations as of August 30, 2011 consists of various loans acquired upon franchise acquisitions.  These loans, which mature between September 2011 and March 2024, have balances which range from negligible to $8.6 million and interest rates of 3.34% to 11.28%.  Many of the properties acquired from franchisees collateralize the loans outstanding.

NOTE I – CLOSURES AND IMPAIRMENTS EXPENSE

Closures and impairment expenses include the following for the thirteen weeks ended August 30, 2011 and August 31, 2010 (in thousands):

	August 30, 2011	August 31, 2010

Property impairments	$206	$1,326
Closed restaurant lease reserves	79	336
Other closing costs	190	74
(Gain)/loss on sale of surplus properties	(30)	3
	$445	$1,739

A rollforward of our future lease obligations associated with closed properties is as follows (in thousands):

Lease Obligations
Balance at May 31, 2011	$2,660
Closing expense including rent and other lease charges	79
Payments	(442)
Other adjustments	(138)
Balance at August 30, 2011	$2,159

For the remainder of fiscal 2012 and beyond, our focus will be on obtaining settlements on as many of these leases as possible and these settlements could be higher or lower than the amounts recorded.  The actual amount of any cash payments made by the Company for lease contract termination costs will be dependent upon ongoing negotiations with the landlords of the leased restaurant properties.

At August 30, 2011, we had 29 restaurants that had been open more than one year with rolling 12-month negative cash flows of which 19 have been impaired to salvage value.  Of the 10 which remained, we reviewed the plans to improve cash flows at each of the restaurants and determined that no impairment was necessary.  The remaining net book value of these 10 restaurants was $9.2 million at August 30, 2011.

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

Minimum funding for the Retirement Plan is determined in accordance with the guidelines set forth in employee benefit and tax laws.  From time to time we may contribute additional amounts as we deem appropriate.  We estimate that we will be required to make contributions totaling $0.5 million to the Retirement Plan during the remainder of fiscal 2012.

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

Because our Chief Executive Officer (“CEO”) is currently retirement-eligible and would be entitled to receive his entire pension payment in a lump sum six months following his retirement, we have classified an amount representing that pension payment ($8.1 million) into Accrued liabilities – payroll and related costs in our August 30, 2011 and May 31, 2011 Condensed Consolidated Balance Sheets.

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

The following tables detail the components of net periodic benefit costs and the amounts recognized in our Condensed Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the “Pension Plans”) and the Postretirement Medical and Life Benefits plans (in thousands):

	Pension Benefits
	Thirteen weeks ended
	August 30, 2011	August 31, 2010
Service cost	$134	$129
Interest cost	576	573
Expected return on plan assets	(126)	(98)
Amortization of prior service cost	64	82
Recognized actuarial loss	426	398
Net periodic benefit cost	$1,074	$1,084

	Postretirement Medical and Life Benefits
	Thirteen weeks ended
	August 30, 2011	August 31, 2010
Service cost	$2	$2
Interest cost	18	19
Amortization of prior service cost	(14)	(15)
Recognized actuarial loss	34	28
Net periodic benefit cost	$40	$34

We also sponsor two defined contribution retirement savings plans. Information regarding these plans is included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011.

NOTE K – INCOME TAXES

We had a liability for unrecognized tax benefits of $5.4 million and $5.2 million as of August 30, 2011 and May 31, 2011, respectively.  As of August 30, 2011 and May 31, 2011, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate was $3.1 million and $3.4 million, respectively.  The liability for unrecognized tax benefits includes $1.1 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations and negotiations with tax authorities.

Interest and penalties related to unrecognized tax benefits are recognized as components of income tax expense.  As of August 30, 2011 and May 31, 2011, we had accrued $1.7 million and $1.6 million, respectively, for the payment of interest and penalties.  During the first quarter of fiscal 2012, accrued interest and penalties increased by $0.2 million, of which $0.1 million affected the effective tax rate for the quarter ended August 30, 2011.

The effective tax rate for the current quarter was 15.4% as compared to 22.9% for the same period of the prior year.  The decrease in the effective tax rate was attributable to lower pretax income for the current quarter as compared to the same period of the prior year resulting in an increase in the percentage of benefit for FICA Tip and Work Opportunity Tax Credits.  These benefits were partially offset by an increase in unrecognized tax benefits.

At August 30, 2011, we are no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2007 with the exception of our fiscal years 2004 and 2005 as a result of fiscal 2009 NOL carryback, and with few exceptions, state and local examinations by tax authorities prior to fiscal year 2007.

NOTE L – COMPREHENSIVE INCOME

U.S. GAAP require the disclosure of certain revenue, expenses, gains and losses that are excluded from net income.  Items that currently impact our other comprehensive income are pension liability adjustments.  Amounts shown in the table below are in thousands.

	Thirteen weeks ended
	August 30,	August 31,
	2011	2010
Net income	$3,093	$12,397
Pension liability reclassification, net of tax	308	297
Comprehensive income	$3,401	$12,694

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

All options awarded under the Directors’ Plan have been at the fair market value at the time of grant.  A Committee, appointed by the Board, administers the Directors’ Plan.  At August 30, 2011, we had reserved 221,000 shares of common stock under this Plan, 126,000 of which were subject to options outstanding, for a net of 95,000 shares of common stock currently available for issuance under the Directors’ Plan.

The Ruby Tuesday, Inc. 2003 Stock Incentive Plan and the Ruby Tuesday, Inc. 1996 Stock Incentive Plan
A Committee, appointed by the Board, administers the Ruby Tuesday, Inc. 2003 Stock Incentive Plan (“2003 SIP”) and the Ruby Tuesday, Inc. 1996 Stock Incentive Plan (“1996 SIP”), and has full authority in its discretion to determine the key employees and officers to whom share-based incentives are granted and the terms and provisions of share-based incentives.  Option grants under the 2003 SIP and 1996 SIP can have varying vesting provisions and exercise periods as determined by such Committee.  Options granted under the 2003 SIP and 1996 SIP vest in periods ranging from immediate to fiscal 2014, with the majority vesting within three years following the date of grant, and the majority expiring five or seven (but some up to 10) years after grant.  The majority of currently unvested restricted shares granted in fiscal 2012 and 2010 are performance-based.  All of the currently unvested restricted shares granted during fiscal 2011 are service-based.  The 2003 SIP and 1996 SIP permit the Committee to make awards of shares of common stock and awards of stock options or other derivative securities related to the value of the common stock.  These discretionary awards may be made on an individual basis or for the benefit of a group of eligible persons.  All options awarded under the 2003 SIP and 1996 SIP have been awarded with an exercise price equal to the fair market value at the time of grant.

At August 30, 2011, we had reserved a total of 5,090,000 and 1,024,000 shares of common stock for the 2003 SIP and 1996 SIP, respectively.  Of the reserved shares at August 30, 2011, 2,367,000 and 982,000 were subject to options outstanding for the 2003 SIP and 1996 SIP, respectively.  Stock option exercises are settled with the issuance of new shares.  Net shares of common stock available for issuance at August 30, 2011 under the 2003 SIP and 1996 SIP were 2,723,000 and 42,000, respectively.

Stock Options
The following table summarizes the activity in options for the 13 weeks ended August 30, 2011 under these stock option plans (in thousands, except per-share data):

		Weighted-
		Average
	Options	Exercise Price
Balance at May 31, 2011	3,239	$13.10
Granted	253	7.87
Exercised	(12)	5.26
Forfeited	(5)	27.18
Balance at August 30, 2011	3,475	$12.72

Exercisable at August 30, 2011	2,398	$14.62

Included in the outstanding balance shown above are approximately 1,838,000 of out-of-the-money options.  Of this amount, we expect that approximately 709,000 of these options will expire out-of-the-money during the remainder of the current fiscal year.

At August 30, 2011, there was approximately $1.0 million of unrecognized pre-tax compensation expense related to non-vested stock options.  This cost is expected to be recognized over a weighted-average period of 1.3 years.

During the first quarter of fiscal 2012, we granted approximately 253,000 stock options to our CEO under the terms of the 2003 SIP.  These stock options vest in equal annual installments over a three-year period following grant of the award, and have a maximum life of seven years.  These stock options provide for immediate vesting if the optionee retires during the option period as well as if certain other events occur.  As our CEO was retirement-eligible at the time of grant, the accelerated vesting provision rendered the requisite service condition non-substantive under GAAP, and we therefore fully expensed the $1.2 million fair value of stock options awarded to our CEO on the date of grant.

Restricted Stock
The following table summarizes our restricted stock activity for the 13 weeks ended August 30, 2011 (in thousands, except per-share data):

		Weighted-Average
	Restricted	Grant-Date
Performance-based vesting:	Stock	Fair Value
Non-vested at May 31, 2011	299	$7.24
Granted	384	7.87
Vested	(242)	7.39
Forfeited	–	–
Non-vested at August 30, 2011	441	$7.70

		Weighted-Average
	Restricted	Grant-Date
Service-based vesting:	Stock	Fair Value
Non-vested at May 31, 2011	551	$8.22
Granted	186	7.87
Vested	(44)	8.39
Forfeited	–	–
Non-vested at August 30, 2011	693	$8.11

The fair values of the restricted share awards reflected above were based on the fair market value of our common stock at the time of grant.  At August 30, 2011, unrecognized compensation expense related to restricted stock grants expected to vest totaled approximately $3.9 million and will be recognized over a weighted average vesting period of approximately 1.9 years.

During the first quarter of fiscal 2012, we granted approximately 186,000 service-based restricted shares and 384,000 performance-based restricted shares of our common stock to certain employees under the terms of the 2003 SIP and 1996 SIP.  The service-based restricted shares cliff vest on December 1, 2013.  Vesting of the performance-based restricted shares, including 203,000 shares that were awarded to our CEO, is also contingent upon the Company’s achievement of certain performance conditions related to fiscal 2012 performance, which will be measured in the first quarter of fiscal 2013.  In addition to satisfaction of the performance conditions for the performance-based restricted shares, recipients must satisfy the same service condition as described above for the service-based restricted shares.

For the same reason as mentioned above in regards to our stock options, we recorded during the first quarter of fiscal 2012 an expense of $0.7 million related to the performance-based restricted shares awarded on August 23, 2012 to our CEO.  Should our CEO retire prior to the end of the performance period, the number of restricted shares he would receive would not be determinable until the completion of the performance period.  The expense we recorded for this award was determined using a model that estimated the projected achievement of the performance conditions.

NOTE N – COMMITMENTS AND CONTINGENCIES

Guarantees
At August 30, 2011, we had certain third-party guarantees, which primarily arose in connection with our divestiture activities.  The majority of these guarantees have no expiration date.  Generally, we are required to perform under these guarantees in the event that a third-party fails to make contractual payments.

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

We estimated our divestiture guarantees related to MHC at August 30, 2011 to be $2.8 million for employee benefit plans.  In addition, we remain contingently liable for MHC’s portion (estimated to be $2.0 million) of the MFC employee benefit plan liability for which MHC is currently responsible under the divestiture guarantee agreements.  We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

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

Included in the Maddy settlement was a payment made by our secondary insurance carrier of $2,750,000.  Despite making this payment, our secondary insurance carrier filed a counterclaim against us, in connection with the coverage suit we brought against our carrier prior to the carrier’s payment of a portion of the Maddy settlement, claiming it did not receive timely notice of this matter in accordance with the terms of the policy.  Pursuant to an agreement we reached with our secondary carrier prior to the Maddy settlement and as a result of the carrier’s payment of a portion of the Maddy settlement, we dismissed our claims against this carrier for bad faith, breach of contract and violation of the state consumer protection act.  We have preserved any claims for declaratory relief as well as a claim for attorney fees in the event we prevail in the underlying litigation. We believe our secondary insurance carrier received timely notice in accordance with the policy and we will vigorously defend the matter.   Should we incur potential liability to our secondary carrier, we believe we have indemnification claims against two claims administrators.

We believe, and have obtained a consistent opinion from outside counsel, that we have valid coverage under our insurance policies for any amounts in excess of our self-insured retention.  We believe this provides a basis for not recording a liability for any contingency associated with the Maddy settlement.  We further believe we have the right to the indemnification referred to above.  Based on the information currently available, our August 30, 2011 and May 31, 2011 Condensed Consolidated Balance Sheets reflect no accrual relating to the Maddy case.  There can be no assurance, however, that we will be successful in our defense of our carrier’s counterclaim against us.

NOTE O – FAIR VALUE MEASUREMENTS

The following table presents the fair values of our financial assets and liabilities measured at fair value on a recurring basis as of August 30, 2011 and May 31, 2011 (in thousands):

	Fair Value Measurements
	Level	August 30, 2011	May 31, 2011
Deferred compensation plan – Assets	1	$8,088	$8,792
Deferred compensation plan – Liabilities	1	(8,088)	(8,792)
Total		$–	$–

During the 13 weeks ended August 30, 2011 there were no transfers among levels within the fair value hierarchy.

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

The following table presents the fair values for those assets and liabilities measured on a non-recurring basis and remaining on our Condensed Consolidated Balance Sheet as of August 30, 2011 and May 31, 2011 (in thousands):

	Fair Value Measurements
	Level	August 30, 2011	May 31, 2011
Long-lived assets held for sale *	2	$24,560	$24,686
Long-lived assets held for use	2	683	747
Total		$25,243	$25,433

* Included in the carrying value of long-lived assets held for sale as of August 30, 2011 and May 31, 2011 are $20.7 million and $23.3 million, respectively, of assets included in Construction in progress in the Condensed Consolidated Balance Sheet as we do not expect to sell these assets within the next 12 months.

The following table presents the losses recognized during the 13 weeks ended August 30, 2011 and August 31, 2010 resulting from fair value measurements of assets and liabilities measured on a non-recurring basis (in thousands):

	13 weeks ended
	August 30, 2011	August 31, 2010
Long-lived assets held for sale	$206	$989
Long-lived assets held for use	–	337
Total	$206	$1,326

Long-lived assets held for sale are valued using Level 2 inputs, primarily information obtained through broker listings and sales agreements.  Costs to market and/or sell the assets are factored into the estimates of fair value for those assets included in Assets held for sale on our Condensed Consolidated Balance Sheet.  During the 13 weeks ended August 30, 2011 and August 31, 2010, long-lived assets held for sale were written down to their fair value, resulting in losses of $0.2 million and $1.0 million, respectively, which is included in Closures and impairments in our Condensed Consolidated Statements of Income.

We review our long-lived assets (primarily property, equipment, and, as appropriate, reacquired franchise rights and favorable leases) related to each restaurant to be held and used in the business, whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable.

Long-lived assets held for use presented in the table above include our company airplane and restaurants or groups of restaurants that were impaired as a result of our quarterly impairment review.  From time to time, the table will also include closed restaurants or surplus sites not meeting held for sale criteria that have been offered for sale at a price less than their carrying value.

During the 13 weeks ended August 31, 2010, we recorded $0.3 million of impairments on our long-lived assets held for use, which is included with Closures and impairments expense in our Condensed Consolidated Statement of Income.  The Level 2 fair values of our long-lived assets held for use are based on broker estimates of the value of the land, building, leasehold improvements, and other residual assets.

Our financial instruments at August 30, 2011 and May 31, 2011 consisted of cash and short-term investments, accounts receivable and payable, long-term debt, letters of credit, and, as previously discussed, deferred compensation plan investments.  The fair values of cash and short-term investments and accounts receivable and payable approximated carrying value because of the short-term nature of these instruments.  The carrying amounts and fair values of our other financial instruments not measured on a recurring basis using fair value, however subject to fair value disclosures are as follows (in thousands):

	August 30, 2011		May 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Deferred Compensation Plan
investment in RTI common stock	$1,522	$1,280	$1,556	$1,653
Long-term debt and capital leases	346,660	348,069	344,274	348,272
Letters of credit	–	199	–	178

We estimated the fair value of debt and letters of credit using market quotes and present value calculations based on market rates.

NOTE P – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Not Yet Adopted
In June 2011, the Financial Accounting Standards Board issued guidance on the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income.  This guidance is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (our fiscal 2013 first quarter).  We do not expect the adoption of this guidance to have a material impact on our Condensed Consolidated Financial Statements.

In September 2011, the Financial Accounting Standards Board issued guidance modifying the impairment test for goodwill by allowing businesses to first decide whether they need to do the two-step impairment test.  Under the guidance, a business no longer has to calculate the fair value of a reporting unit unless it believes it is very likely that the reporting unit’s fair value is less than the carrying value.  The guidance is effective for impairment tests for fiscal years beginning after December 15, 2011 (our fiscal 2013).  We do not expect the adoption of this guidance to have a material impact on our Condensed Consolidated Financial Statements.

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

General:

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”), owns and operates Ruby Tuesday®, Marlin & Ray’s™, Truffles®, and Wok Hay® casual dining restaurants.  We also franchise the Ruby Tuesday and Wok Hay concepts in select domestic and international markets.  As of August 30, 2011 we owned and operated 746, and franchised 95, Ruby Tuesday restaurants.  Ruby Tuesday restaurants can now be found in 45 states, the District of Columbia, 14 foreign countries, and Guam.

Overview and Strategies

Casual dining, the segment of the industry in which we operate, is intensely competitive with respect to prices, services, convenience, locations, advertising and promotion, and the types and quality of food.  We compete with other food service operations, including locally-owned restaurants, and other national and regional restaurant chains that offer similar types of services and products as we do.  In 2007 we deployed a brand repositioning initiative designed to clearly differentiate Ruby Tuesday from our competitors since we believed, as the bar and grill segment continued to mature, our lack of differentiation in this segment would potentially make it increasingly difficult to attract new guests.  Our brand repositioning initiative first focused on food, then service, and finally on the creation of a fresh new look for our restaurants, which was the most capital-intensive aspect of our brand reimaging program.  In order to maximize sales in our newly-reimaged brand, our marketing strategy for the last three years has focused on the key pillars of print promotions, digital media, and local marketing programs to entice guests to see the new Ruby Tuesday, increase frequency of visits, and enhance brand visibility.  We believe this marketing strategy more effectively communicates our brand and value message.  We have the ability to customize our marketing to specific markets, down to the individual restaurant level, which enables us to respond quickly with a different program if a specific market or restaurant is not achieving desired results.

The improvements we have made, including our recently renewed five-year revolving credit facility (the “Credit Facility”), are enabling us to execute on our three-to-five year strategies to further strengthen and grow our business in a low-risk, low-capital, and high-return manner.  The key initiatives in our long-range plan are focused in the following four areas:

•
Enhance Sales and Margins of Our Core Brand.  We have evolved our existing menu items to support our high-quality casual dining position, broaden our appeal with product extensions offering more variety and cravability, and provide our guests with compelling value.  Late in the second quarter of fiscal 2010, we introduced a menu which included an expanded appetizer line and new dinner entrees featuring a variety of lobster combinations.  Additionally, we have also launched a Sunday brunch offering and enhanced our bar area with high definition televisions and an enhanced food and drink menu, both of which have driven incremental sales and traffic in addition to enhancing the overall perception of the Ruby Tuesday brand.  In the first quarter of fiscal 2011, we rolled out a new menu, began offering a complimentary bread program, and enhanced our fresh garden bar and Sunday brunch.  Our new menu items include 10 entrees; Fit & Trim offerings, which include 12 menu items that are 700 calories or less; and side offerings, which now include fresh grilled green beans, fresh grilled zucchini, baked mac ‘n cheese, and blue cheese coleslaw.  We enhanced our garden bar with more variety and freshness.  The addition of our fresh baked garlic cheese biscuits should further increase the overall value perception of our brand, in line with other high-quality casual dining restaurants.  Lastly, our Sunday brunch menu now includes 15 total items, and has been enhanced with the addition of French toast and new omelets.

From a labor standpoint, we deployed a new management structure which has our assistant managers now designated as either guest service managers or culinary managers, enabling us to focus on delivering a more consistent guest experience.  We have also implemented smaller station sizes, increased bartender staffing levels, and added food runners to improve the dining experience.  Both the menu enhancements and the labor changes noted above are designed to enhance the overall experience for our guests, in line with the leading high-quality casual dining dinner houses.

•
Increase Shareholder Returns Through New Concept Conversions.  Part of our long-term plan is to get more out of existing restaurants by generating higher average restaurant volumes and thus more profit and cash flow with minimal capital investment.  Therefore, we will be converting certain underperforming Ruby Tuesday concept restaurants into other high-quality casual dining brands which might be better suited for success in selected markets.  Our potential conversion concepts now include Truffles, Wok Hay (an Asian bistro which we own), and Marlin & Ray’s, which is our new internally-developed seafood concept.  We anticipate converting approximately four to six Company-owned Ruby Tuesday restaurants to the Marlin & Ray’s, Truffles, or Wok Hay concepts during the remainder of fiscal 2012.  We believe the low capital requirement and potential increased revenue and EBITDA for these conversions have the potential to provide attractive cash-on-cash returns for our shareholders.

•
Focus on Low Risk, Low Capital-Intensive, High-Return Growth.  In an effort to be prudent with our capital and in order to maximize returns for our shareholders, we are starting to slowly grow our Company in a low risk, low capital-intensive and high-return manner.  Over time, we plan on opening Company-owned, smaller inline-type Ruby Tuesday restaurants.  Additionally, on September 13, 2010, we entered into a licensing agreement with LFMG International, LLC (“Lime”) which allows us to operate multiple restaurants under the Lime Fresh Mexican Grill® name.  Lime is a fast casual Mexican concept that currently operates several restaurants primarily in the vicinity of Miami, Florida.  Given that the fast casual segment of our industry is a proven and growing segment where demand exceeds supply, we believe opening smaller, inline locations under the Lime brand is a potential growth option for us.  We expect to open six to eight Company-owned Lime restaurants during the remainder of fiscal 2012.  The ability to enter the growing fast casual segment with a strong brand such as Lime and further expand our Ruby Tuesday Company-owned brand provides a growth option that has the potential to create long-term value for our shareholders with relatively low risk.

•
Allocate Capital to Enhance Shareholder Value.  We continue to maintain a strong balance sheet and our new Credit Facility provides us with greater flexibility.  If we are successful in continuing to stabilize our same-restaurant sales and maintaining or lowering our cost structure, we have the opportunity to generate substantial levels of free cash flow assuming our capital expenditure needs continue to be modest.  We define “free cash flow” to be the net amount remaining when purchases of property and equipment are subtracted from net cash provided by operating activities.  Our near-term capital expenditure requirements are relatively modest as we anticipate converting four to six Ruby Tuesday concept restaurants into other concepts, opening one new restaurant, and opening approximately six to eight smaller, inline Lime restaurants during the remainder of fiscal 2012.

We generated $12.9 million of free cash flow during the first quarter of fiscal 2012, all of which was used to repurchase stock.  We estimate we will generate approximately $77.0 to $87.0 million of free cash flow during the remainder of fiscal 2012.  Included in these estimates is anticipated capital spending of approximately $25.0 to $29.0 million.  Our objective over the next several years is to be in a position to return excess capital to our shareholders through an opportunistic share repurchase program or to continue to reduce debt in order to further reduce the financial risk related to our leverage.  See further discussion in the Financing Activities section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Our success in the four key long range plan initiatives outlined above should enable us to improve both our return on assets and return on equity, and to create additional shareholder value.

Results of Operations:

The following is an overview of our results of operations for the 13-week period ended August 30, 2011:

Net income decreased to $3.1 million for the 13 weeks ended August 30, 2011 compared to $12.4 million for the same quarter of the previous year.  Diluted earnings per share for the fiscal quarter ended August 30, 2011 decreased to $0.05 compared to $0.19 for the corresponding period of the prior year as a result of the decrease in net income as discussed below.

During the 13 weeks ended August 30, 2011:

●
Four Company-owned Ruby Tuesday restaurants were closed, one of which was converted into a Marlin & Ray’s concept restaurant, and another is anticipated to be converted to another high-quality casual dining concept;

●	Two franchise restaurants were opened and three were closed;

●	Two million shares of common stock were repurchased at an aggregate cost of $18.4 million;

●	Same-restaurant sales* at Company-owned restaurants decreased 4.1%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants decreased 3.7%.

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

	Thirteen weeks ended
	August 30,	August 31,
	2011	2010
Revenue:
Restaurant sales and operating revenue	99.5%	99.3%
Franchise revenue	0.5	0.7
Total revenue	100.0	100.0
Operating costs and expenses:
Cost of merchandise (1)	29.7	28.3
Payroll and related costs (1)	34.4	33.3
Other restaurant operating costs (1)	20.9	19.8
Depreciation (1)	5.0	5.0
Selling, general and administrative, net	8.1	7.4
Closures and impairments	0.1	0.6
Equity in earnings of unconsolidated franchises		(0.1)
Interest expense, net	1.2	0.8
Income before income taxes	1.1	5.3
Provision for income taxes	0.2	1.2
Net income	0.9%	4.1%

 (1)     As a percentage of restaurant sales and operating revenue.

The following table shows Company-owned Ruby Tuesday, Marlin & Ray’s, Truffles, and Wok Hay concept restaurant activity for the 13-week periods ended August 30, 2011 and August 31, 2010.

	Ruby Tuesday	Marlin & Ray’s	Truffles	Wok Hay	Total
13 weeks ended August 30, 2011
Beginning number	750	1	1	2	754
Opened	–	2	–	1	3
Closed	(4)	–	–	–	(4)
Ending number	746	3	1	3	753

13 weeks ended August 31, 2010
Beginning number	656	–	–	2	658
Opened	–	–	–	–	–
Acquired from franchisees	20	–	–	–	20
Closed	(2)	–	–	–	(2)
Ending number	674	–	–	2	676

The following table shows franchised Ruby Tuesday concept restaurant activity for the 13-week periods ended August 30, 2011 and August 31, 2010.

	Thirteen weeks ended
	August 30, 2011	August 31, 2010
Beginning number	96	223
Opened	2	3
Sold to RTI	–	(20)
Closed	(3)	(3)
Ending number	95	203

We expect our domestic and international franchisees to open approximately five to seven additional Ruby Tuesday restaurants during the remainder of fiscal 2012.  We currently anticipate converting four to six Company-owned Ruby Tuesday concept restaurants to the Marlin & Ray’s, Truffles, or Wok-Hay concepts, opening one new restaurant, and opening six to eight smaller prototype, inline Company-owned Lime concept restaurants during the remainder of fiscal 2012.

Revenue

RTI’s restaurant sales and operating revenue for the 13 weeks ended August 30, 2011 increased 9.4% to $328.9 million compared to the same period of the prior year.  This increase primarily resulted from the acquisition of 109 formerly franchised restaurants during fiscal 2011 as further discussed below, partially offset by a 4.1% decrease in same-restaurant sales.

The decrease in same-restaurant sales is attributable to lower guest counts, which was partially offset by an increase in average net check in the first quarter of fiscal 2012 compared with the same quarter of the prior year.  The increase in average net check was a result of menu price increases and a shift in menu mix.

Franchise revenue for the 13 weeks ended August 30, 2011 decreased 27.4% to $1.5 million compared to the same period of the prior year.  Franchise revenue is predominately comprised of domestic and international franchise royalties, which totaled $1.4 million and $1.8 million for the 13-week periods ended August 30, 2011 and August 31, 2010, respectively.  This decrease is due to a $0.4 million decline in royalties from our franchise partnerships due to the acquisition of 109 restaurants from our franchise partners during fiscal 2011.

Under our accounting policy, we do not recognize franchise fee revenue for any franchise with negative cash flows at times when the negative cash flows are deemed to be anything other than temporary and the franchise has borrowed directly from us.  We also do not recognize additional franchise fee revenue from franchisees with fees in excess of 60 days past due.  Accordingly, we have deferred recognition of a portion of franchise revenue from certain franchisees.  Unearned income for franchise fees was $1.2 million as of both August 30, 2011 and May 31, 2011, which are included in Other deferred liabilities and/or Accrued liabilities – rent and other in the Condensed Consolidated Balance Sheets.

Pre-tax Income

Pre-tax income decreased $12.4 million to $3.7 million for the 13 weeks ended August 30, 2011, over the corresponding period of the prior year.  The lower pre-tax income is due to a decrease in same-restaurant sales of 4.1% at Company-owned restaurants, higher interest expense ($1.5 million), and increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of cost of merchandise, payroll and related costs, other restaurant operating costs, and selling, general, and administrative, net.  These higher costs were partially offset by a decrease, as a percentage of total revenue, of closures and impairments.

In the paragraphs that follow, we discuss in more detail the components of the decrease in pre-tax income for the 13-week period ended August 30, 2011, as compared to the comparable period in the prior year.  Because a significant portion of the costs recorded in the cost of merchandise, payroll and related costs, other restaurant operating costs, and depreciation categories are either variable or highly correlative with the number of restaurants we operate, we evaluate our trends by comparing the costs as a percentage of restaurant sales and operating revenue, as well as the absolute dollar change, to the comparable prior year period.

Fiscal 2011 Franchise Restaurant Acquisitions

The table below shows operating results attributable to the restaurants acquired from franchisees in fiscal 2011 that are included in our Condensed Consolidated Statements of Income for the 13 weeks ended August 30, 2011 and August 31, 2010 (in thousands).  Amounts shown for the 13 weeks ended August 30, 2011 include results for all 109 restaurants acquired during fiscal 2011 while amounts shown for the 13 weeks ended August 31, 2010 include results for the 20 restaurants acquired during that quarter (from August 4, 2010, the date of acquisition, through August 31, 2010).

	(Unaudited)
	Thirteen weeks ended
	August 30, 2011	August 31, 2010

Total revenue	$44,300	$3,136

Cost of merchandise	13,011	872
Payroll and related costs	15,426	962
Other restaurant operating costs	9,434	713
Depreciation	2,049	119
Selling, general, and administrative, net	2,997	168
	42,917	2,834
Income before income taxes	$1,383	$302

See Note D to the Condensed Consolidated Financial Statements for supplemental pro forma information for the 13 weeks ended August 31, 2010 as if the 106 restaurants acquired during fiscal 2011 from franchise partnerships had occurred on June 2, 2010.

Cost of Merchandise

Cost of merchandise increased $12.5 million (14.7%) to $97.6 million for the 13 weeks ended August 30, 2011, over the corresponding period of the prior year.  As a percentage of restaurant sales and operating revenue, cost of merchandise increased from 28.3% to 29.7%.  Excluding the $12.1 million increase from the 109 restaurants acquired in fiscal 2011, cost of merchandise increased $0.3 million.

The absolute dollar change in fiscal 2012 for the 13-week period ended August 30, 2011 not attributable to the restaurant acquisitions was a result of our rollout of complimentary garlic cheese biscuits at the end of the first quarter of fiscal 2011, which are designed to enhance our guests’ experience, and price increases we experienced on several products due to new contracts or market conditions.

As a percentage of restaurant sales and operating revenue, the increase in cost of merchandise for the 13 weeks ended August 30, 2011 is due to the rollout of garlic cheese biscuits at all of our restaurants as discussed above, coupled with the impact on net sales of increased value-focused promotional activity.

Payroll and Related Costs

Payroll and related costs increased $12.8 million (12.8%) to $113.0 million for the 13 weeks ended August 30, 2011, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, payroll and related costs increased from 33.3% to 34.4%.  Excluding the $14.5 million increase from the 109 restaurants acquired in fiscal 2011, payroll and related costs decreased $1.7 million.

The absolute dollar decrease in payroll and related costs for the 13-week period ended August 30, 2011 not attributable to the restaurant acquisitions was a result of lowered staffing levels attributable to reduced guest traffic from the same quarter of the prior year, which was partially offset by higher labor at some of our new concept restaurants that have opened since the first quarter of the prior year.

As a percentage of restaurant sales and operating revenue, the increase in payroll and related costs was primarily a result of higher management labor due to an increase in the number of managers per restaurant and merit increases since the prior year, an investment in our Guest Service Coordinator position to provide a better guest experience since the first quarter of the prior year, increased labor associated with the rollout of the complimentary bread program, and minimum wage increases in several states since the first quarter of fiscal 2011, coupled with the impact on net sales of increased value-focused promotional activity.

Other Restaurant Operating Costs

Other restaurant operating costs increased $9.0 million (15.1%) to $68.7 million for the 13-week period ended August 30, 2011, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, these costs increased from 19.8% to 20.9%.  Excluding the $8.7 million increase from the 109 restaurants acquired in fiscal 2011, other restaurant operating costs increased $0.3 million.

For the 13 weeks ended August 30, 2011, the increase in other restaurant operating costs not attributable to the restaurant operations of the acquired franchise partnership restaurants related to the following (in thousands):

Net gain on franchise acquisitions during fiscal 2011	$1,697
Repairs	836
Supplies	(903)
Income from company-owned life insurance	(577)
Utilities	(389)
Other reductions	(373)
Net increase	$291

In both absolute dollars and as a percentage of restaurant sales and operating revenue for the 13-week period ended August 30, 2011, the increase not directly attributable to the operations of 109 restaurants acquired from franchisees was a result of net gains on restaurant acquisitions recorded during the first quarter of fiscal 2011 as further discussed in Note D to the Condensed Consolidated Financial Statements, and higher repairs expense due in part to impinger oven maintenance and higher maintenance contract costs.  Partially offsetting these were reductions in supplies expense in part because of negotiated savings from vendors, accrued income relating to the death benefit from a company-owned life insurance policy, decreased utilities, and other reductions.

Depreciation

Depreciation expense increased $1.2 million (7.7%) to $16.3 million for the 13-week period ended August 30, 2011, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, depreciation expense was consistent with the first quarter of the prior year.  Excluding the $1.9 million increase from the 109 restaurants acquired in fiscal 2011, depreciation expense decreased $0.8 million.

In terms of both absolute dollars and as a percentage of restaurant sales and operating revenue, the increase for the 13-week period ended August 30, 2011 is due to depreciation on the restaurants acquired from franchisees in fiscal 2011, which was partially offset by reduced depreciation on assets that became fully depreciated since the first quarter of the prior year.

Selling, General and Administrative Expenses, Net

Selling, general and administrative expenses, net increased $4.2 million (18.8%) to $26.8 million for the 13-week period ended August 30, 2011, as compared to the corresponding period in the prior year.  Excluding the $2.8 million increase from the 109 restaurants acquired in fiscal 2011, selling, general, and administrative, net increased $1.4 million.

The increase for the 13-week period ended August 30, 2011 is due to higher advertising costs ($5.4 million) primarily as a result of increased television advertising.  This was partially offset by lower general and administrative expense ($1.2 million) due in part to a reduction in share-based compensation expense as a result of the inclusion within a portion of the fiscal 2012 share-based compensation award of performance conditions for which we expect less than full achievement, compared to the prior year share-based compensation award which contained only service conditions.

Closures and Impairments

Closures and impairments decreased $1.3 million to $0.4 million for the 13-week period ended August 30, 2011, as compared to the corresponding period of the prior year.  The decrease for the 13-week period ended August 30, 2011 is primarily due to lower property impairment charges ($1.1 million) and reductions in closed restaurant lease reserve expense ($0.3 million).  Offsetting these decreases were higher other closing costs ($0.1 million).  See Note I to our Condensed Consolidated Financial Statements for further information on our closures and impairment charges recorded during the first quarters of fiscal 2012 and 2011.

Equity in Earnings of Unconsolidated Franchises

As of August 31, 2010 we held 50% equity investments in each of five franchise partnerships, which collectively operated 60 Ruby Tuesday restaurants.

Our equity in the earnings of those unconsolidated franchises was $(0.2) million for the 13 weeks ended August 31, 2010.  We acquired all five of the franchise partnerships during the remainder of fiscal 2011.

Interest Expense, Net

Net interest expense increased $1.5 million to $4.0 million for the 13 weeks ended August 30, 2011, as compared to the corresponding period in the prior year, primarily due to higher mortgage loan obligations outstanding due to the acquisition of 109 restaurants from franchise partnerships in fiscal 2011.

Provision for Income Taxes

The effective tax rate for the current quarter was 15.4% compared to 22.9% for the same period of the prior year.  The decrease in the effective tax rate was attributable to lower pretax income for the current quarter as compared to the same period of the prior year resulting in an increase in the percentage of benefit for FICA Tip and Work Opportunity Tax Credits.  These benefits were partially offset by an increase in unrecognized tax benefits.

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

In our Annual Report on Form 10-K for the year ended May 31, 2011, we identified our critical accounting policies related to business combinations, impairment of long-lived assets, share-based employee compensation, revenue recognition for franchisees, income tax valuation allowances and tax accruals, lease obligations, and estimated liability for self-insurance.  During the first 13 weeks of fiscal 2012, there have been no changes in our critical accounting policies.

Liquidity and Capital Resources:

Cash and short-term investments decreased by $1.4 million and $0.4 million during the first 13 weeks of fiscal 2012 and 2011, respectively.  The change in cash and short-term investments is as follows (in thousands):

	Thirteen weeks ended
	August 30,	August 31,
	2011	2010
Cash provided by operating activities	$21,299	$22,720
Cash used by investing activities	(6,994)	(5,959)
Cash used by financing activities	(15,740)	(17,175)
Decrease in cash and short-term investments	$(1,435)	$(414)

Operating Activities

Our cash provided by operations is generally derived from cash receipts generated by our restaurant customers and franchisees.  Substantially all of the $328.9 million and $300.6 million of restaurant sales and operating revenue disclosed in our Condensed Consolidated Statements of Income for the 13 weeks ended August 30, 2011 and August 31, 2010, respectively, was received in cash either at the point of sale or within two to four days (when our guests paid with debit or credit cards).  Our primary uses of cash for operating activities are food and beverage purchases, payroll and benefit costs, restaurant operating costs, general and administrative expenses, and marketing, a significant portion of which are incurred and paid in the same period.

Cash provided by operating activities for the first 13 weeks of fiscal 2012 decreased $1.4 million (6.3%) from the corresponding period in the prior year to $21.3 million.  The decrease is due to an increase in cash paid for interest ($1.9 million), due to higher debt outstanding as a result of franchise acquisitions in fiscal 2011, which was partially offset by lower cash paid for income taxes ($1.5 million).

Our working capital deficiency and current ratio as of August 30, 2011 were $32.6 million and 0.7:1, respectively.  As is common in the restaurant industry, we carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset), debt reduction (a long-term liability), or stock repurchases, and receivable and inventory levels are generally not significant.

Investing Activities

We require capital principally for the maintenance and upkeep of our existing restaurants, limited new or converted restaurant construction, investments in technology, equipment, remodeling of existing restaurants, and on occasion for the acquisition of franchisees or other restaurant concepts.  Property and equipment expenditures purchased with internally generated cash flows for the 13 weeks ended August 30, 2011 were $8.4 million.

Capital expenditures for the remainder of the fiscal year are projected to be approximately $25.0 to $29.0 million based on our planned improvements for existing restaurants and our expectation that we will open one new restaurant, approximately six to eight Lime restaurants, and convert approximately four to six Company-owned Ruby Tuesday concept restaurants to the Marlin & Ray’s, Truffles, or Wok Hay concepts during the remainder of fiscal 2012.  We intend to fund our investing activities with cash provided by operations or borrowings on our revolving credit facility.

As discussed further in Note D to the Condensed Consolidated Financial Statements, during the first 13 weeks of fiscal 2011, we spent $0.2 million, plus assumed debt, to acquire the remaining membership interests of two franchise partnerships which collectively operated 20 restaurants.

Financing Activities

Historically our primary sources of cash have been operating activities and proceeds from stock option exercises and refranchising transactions.  When these alone have not provided sufficient funds for both our capital and other needs, we have obtained funds through the issuance of indebtedness or through the issuance of additional shares of common stock.  Our current borrowings and credit facilities are described below.

On December 1, 2010, we entered into a five-year revolving credit agreement (the “Credit Facility”).  Under the original terms of the Credit Facility, we were allowed to borrow up to $320.0 million with the option to increase our capacity by $50.0 million to $370.0 million.  On July 19, 2011, we entered into an amendment of the Credit Facility to increase the amount of the optional additional revolving commitments available from $50.0 million to $60.0 million, thereby increasing the maximum aggregate revolving commitment amount under the Credit Facility from $370.0 million to $380.0 million.   On the same date, we exercised our option to increase the revolving commitments from $320.0 million to $380.0 million pursuant to new lender commitment agreements with the existing lenders and an additional new lender.

The terms of the Credit Facility provide for a $40.0 million swingline subcommitment and a $50.0 million letter of credit subcommitment.  The Credit Facility also includes a $50.0 million franchise facility subcommitment, which covered our guarantees of debt of the franchise partners (“Franchise Facility Subcommitment”).  All amounts guaranteed under the Franchise Facility Subcommitment were settled during fiscal 2011.

The interest rates charged on borrowings pursuant to the Credit Facility can vary depending on the interest rate option we choose to utilize.  Our Base Rate for borrowings is defined to be the higher of Bank of America’s prime rate, the Federal Funds Rate plus 0.5%, or an adjusted LIBO Rate plus 1.00%, plus an applicable margin ranging from 0.25% to 1.25%.  The applicable margin for our Eurodollar Borrowings ranges from 1.25% to 2.25%.

Under the terms of the Credit Facility, we had borrowings of $183.2 million with an associated floating rate of interest of 2.22% at August 30, 2011.  As of May 31, 2011, we had $177.0 million outstanding with an associated floating rate of interest of 2.27%.  After consideration of letters of credit outstanding, we had $187.5 million available under the Credit Facility as of August 30, 2011.  The Credit Facility will mature on December 1, 2015.

The Credit Facility contains financial covenants relating to the maintenance of leverage and fixed charge coverage ratios and minimum net worth.  We were in compliance with our debt covenants both as of August 30, 2011 and the date of this filing.

On April 3, 2003, we issued notes totaling $150.0 million through a private placement of debt (the “Private Placement”).  On December 1, 2010, we entered into an amendment of the notes issued in the Private Placement (“Note Amendment”).  Among other changes, this amendment conformed the covenants in this agreement to the covenants contained in the Credit Facility discussed above.

At August 30, 2011 and May 31, 2011, the Private Placement consisted of $44.4 million in notes with an interest rate of 7.17% (the “Series B Notes”).  The Series B Notes mature on April 1, 2013, and thus have been classified as non-current in our August 30, 2011 and May 31, 2011 Condensed Consolidated Balance Sheets.

Our $118.7 million in mortgage loan obligations as of August 30, 2011 consists of various loans acquired upon franchise acquisitions.  These loans, which mature between September 2011 and March 2024, have balances which range from negligible to $8.6 million and interest rates of 3.34% to 11.28%.  Many of the properties acquired from franchisees collateralize the loans outstanding.

During the 13 weeks ended August 30, 2011, we spent $18.4 million to repurchase 2.0 million shares of RTI common stock.  As of August 30, 2011, the total number of remaining shares authorized to be repurchased was 5.9 million.  No shares were repurchased during the first quarter of the prior year.

During the remainder of fiscal 2012, we expect to fund operations, capital expansion, stock repurchases, and any other investments from operating cash flows, our Credit Facility, and operating leases.

Significant Contractual Obligations and Commercial Commitments

Long-term financial obligations were as follows as of August 30, 2011 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Notes payable and other long-term debt, including
current maturities (a)	$119,018	$16,492	$27,215	$29,973	$45,338
Revolving credit facility (a)	183,200	–	–	183,200	–
Unsecured senior notes
(Series B) (a)	44,442	–	44,442	–	–
Interest (b)	45,314	11,342	16,307	9,209	8,456
Operating leases (c)	363,339	44,091	79,450	63,832	175,966
Purchase obligations (d)	94,805	40,942	29,978	21,556	2,329
Pension obligations (e)	39,974	11,065	6,217	5,021	17,671
Total (f)	$890,092	$123,932	$203,609	$312,791	$249,760

(a)	See Note H to the Condensed Consolidated Financial Statements for more information.
(b)
Amounts represent contractual interest payments on our fixed-rate debt instruments.  Interest payments on our variable-rate revolving credit facility and variable-rate notes payable with balances of $183.2 million and $15.2 million, respectively, as of August 30, 2011 have been excluded from the amounts shown above, primarily because the balance outstanding under the Credit Facility, described further in Note H of the Condensed Consolidated Financial Statements,  fluctuates daily.  Additionally, the amounts shown above include interest payments on the Series B Notes at the current interest rates of 7.17%, respectively.  These rates could be different in the future based upon certain leverage ratios.

(c)
This amount includes operating leases totaling $2.5 million for which sublease income from franchisees or others is expected.  Certain of these leases obligate us to pay maintenance costs, utilities, real estate taxes, and insurance, which are excluded from the amounts shown above.  See Note G to the Condensed Consolidated Financial Statements for more information.

(d)	The amounts for purchase obligations include commitments for food items and supplies, advertising, utility contracts, and other miscellaneous commitments.
(e)	See Note J to the Condensed Consolidated Financial Statements for more information.
(f)	This amount excludes $5.4 million of unrecognized tax benefits due to the uncertainty regarding the timing of future cash outflows associated with such obligations.

Commercial Commitments as of August 30, 2011 (in thousands):

Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	Years	years	Years
Letters of credit	$ 9,284	$ 9,284	$ –	$ –	$ –
Divestiture guarantees	5,796	1,395	980	913	2,508
Total	$ 15,080	$ 10,679	$ 980	$ 913	$ 2,508

See Note N to the Condensed Consolidated Financial Statements for more information.

Off-Balance Sheet Arrangements

See Note N to the Condensed Consolidated Financial Statements for information regarding our divestiture guarantees.

Accounting Pronouncements Not Yet Adopted

In June 2011, the Financial Accounting Standards Board issued guidance on the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income.  This guidance is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (our fiscal 2013 first quarter).  We do not expect the adoption of this guidance to have a material impact on our Condensed Consolidated Financial Statements.

In September 2011, the Financial Accounting Standards Board issued guidance modifying the impairment test for goodwill by allowing businesses to first decide whether they need to do the two-step impairment test.  Under the guidance, a business no longer has to calculate the fair value of a reporting unit unless it believes it is very likely that the reporting unit’s fair value is less than the carrying value.  The guidance is effective for impairment tests for fiscal years beginning after December 15, 2011 (our fiscal 2013).  We do not expect the adoption of this guidance to have a material impact on our Condensed Consolidated Financial Statements.

Known Events, Uncertainties and Trends:

Financial Strategy and Stock Repurchase Plan

Our financial strategy is to utilize a prudent amount of debt, including operating leases, letters of credit, and any guarantees, to minimize the weighted average cost of capital while allowing financial flexibility.  This strategy has periodically allowed us to repurchase RTI common stock.  During the first quarter of fiscal 2012, we repurchased 2.0 million shares of RTI common stock at an aggregate cost of $18.4 million.  As of August 30, 2011, the total number of remaining shares authorized to be repurchased was 5.9 million.  To the extent not funded with cash from operating activities and proceeds from stock option exercises, additional repurchases, if any, may be funded by borrowings on the Credit Facility.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Dividends

During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to our shareholders.  The payment of a dividend in any particular period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that dividends will be paid in the future.

Fiscal Year

Our fiscal 2012 will contain 53 weeks and end on June 5, 2012.  As a result, the fourth quarter of fiscal 2012 will contain 14 weeks.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices.  The interest rate charged on our Credit Facility can vary based on the interest rate option we choose to utilize.  Our Base Rate for borrowings is defined to be the higher of Bank of America’s prime lending rate, the Federal Funds Rate plus 0.5%, or an adjusted LIBO Rate plus 1.00%, plus an applicable margin ranging from 0.25% to 1.25%.  The applicable margin for our Eurodollar Borrowings ranges from 1.25% to 2.25%.  As of August 30, 2011, the total amount of outstanding debt subject to interest rate fluctuations was $198.4 million.  A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of $2.0 million per year, assuming a consistent capital structure.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of August 30, 2011.

Changes in Internal Controls

During the fiscal quarter ended August 30, 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business, including claims relating to injury or wrongful death under “dram shop” laws, workers’ compensation and employment matters, claims relating to lease and contractual obligations, and claims from guests alleging illness or injury.  We provide reserves for such claims when payment is probable and estimable in accordance with U.S. generally accepted accounting principles.  At this time, in the opinion of management, the ultimate resolution of pending legal proceedings will not have a material adverse effect on our consolidated operations, financial position, or cash flows.  See Note N to the Condensed Consolidated Financial Statements for further information about our legal proceedings as of August 30, 2011.

ITEM 1A.

RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended May 31, 2011 in Part I, Item 1A. Risk Factors.  There have been no material changes from the risk factors previously disclosed in our Form 10-K.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information regarding purchases of our common stock made by us during the first quarter ending August 30, 2011:

	(a)	(b)	(c)	(d)
	Total number	Average	Total number of shares	Maximum number of shares
	of shares	price paid	purchased as part of publicly	that may yet be purchased
Period	purchased (1)	per share	announced plans or programs (1)	under the plans or programs (2)

Month #1
(June 1 to July 5)	–	–	–	7,919,227
Month #2
(July 6 to August 2)	1,865,600	$9.24	1,865,600	6,053,627
Month #3
(August 3 to August 30)	134,400	$8.89	134,400	5,919,227

(1) No shares were repurchased other than through our publicly-announced repurchase programs and authorizations during the first quarter of our year ending June 5, 2012.

(2) As of August 30, 2011, 5.9 million shares remained available for purchase under existing programs.  The timing, price, quantity, and manner of the purchases to be made are at the discretion of management upon instruction from the Board of Directors, depending upon market conditions.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

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

RUBY TUESDAY, INC.
(Registrant)

Date: October 6, 2011	BY: /s/ MARGUERITE N. DUFFY —————————————— Marguerite N. Duffy Senior Vice President and Chief Financial Officer and Principal Accounting Officer