Form 10-Q/A
period 2011-11-07
RUBY TUESDAY INC
filed 2011-11-07
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-Q/A
(Amendment No. 1)

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

RUBY TUESDAY, INC.

INDEX

Page

EXPLANATORY NOTE	3

ITEM 6. EXHIBITS	4

SIGNATURE	5

Explanatory Note

The purpose of this amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of Ruby Tuesday, Inc. for the quarterly period ended August 30, 2011 is to furnish Exhibit 101 to the Form 10-Q within the 30-day grace period provided for the initial submissions of interactive data files in accordance with Rule 405(a)(2) of Regulation S-T.

This amendment on Form 10-Q/A does not change any other items in the Form 10-Q as originally filed, nor does this amendment on Form 10-Q/A reflect subsequent events occurring after the original filing date of the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 are deemed not  filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

ITEM 6.

EXHIBITS

The following exhibits are filed as part of this report:

 Exhibit No.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.
(Registrant)

Date: November 7, 2011	BY: /s/ MARGUERITE N. DUFFY —————————————— Marguerite N. Duffy Senior Vice President and Chief Financial Officer and Principal Accounting Officer

5