Form 10-Q
period 2011-11-29
RUBY TUESDAY INC
filed 2012-01-06
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  November 29, 2011

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

63,779,476
(Number of shares of common stock, $0.01 par value, outstanding as of January 3, 2012)

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

PART I — FINANCIAL INFORMATION
ITEM 1.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	NOVEMBER 29,	MAY 31,
	2011	2011

Assets	(NOTE A)
Current assets:
Cash and short-term investments	$8,886	$9,722
Accounts receivable	7,275	7,531
Inventories:
Merchandise	29,107	25,627
China, silver and supplies	9,292	8,843
Income tax receivable	3,678	3,077
Deferred income taxes	14,518	14,429
Prepaid rent and other expenses	11,778	12,797
Assets held for sale	2,429	1,340
Total current assets	86,963	83,366

Property and equipment, net	1,015,471	1,031,151
Goodwill	15,571	15,571
Other assets	53,692	56,938
Total assets	$1,171,697	$1,187,026
Liabilities & shareholders’ equity
Current liabilities:
Accounts payable	$30,540	$29,807
Accrued liabilities:
Taxes, other than income and payroll	12,333	13,695
Payroll and related costs	25,191	27,559
Insurance	6,882	6,581
Deferred revenue – gift cards	8,685	8,731
Rent and other	19,037	17,861
Current portion of long-term debt, including capital leases	17,357	15,090
Total current liabilities	120,025	119,324

Long-term debt and capital leases, less current maturities	324,800	329,184
Deferred income taxes	43,408	42,923
Deferred escalating minimum rent	45,728	44,291
Other deferred liabilities	59,123	59,591
Total liabilities	593,084	595,313

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; (authorized: 100,000 shares;
issued: 63,778 shares at 11/29/11; 65,098 shares at 5/31/11)	638	651
Capital in excess of par value	90,147	104,941
Retained earnings	500,265	499,173
Deferred compensation liability payable in
Company stock	1,513	1,556
Company stock held by Deferred Compensation Plan	(1,513)	(1,556)
Accumulated other comprehensive loss	(12,437)	(13,052)
Total shareholders’ equity	578,613	591,713

Total liabilities & shareholders’ equity	$1,171,697	$1,187,026

                   The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	NOVEMBER 29,	NOVEMBER 30,	NOVEMBER 29,	NOVEMBER 30,
	2011	2010	2011	2010
	(NOTE A)		(NOTE A)
Revenue:

Restaurant sales and operating revenue	$306,203	$288,955	$635,057	$589,587
Franchise revenue	1,250	1,496	2,741	3,550
	307,453	290,451	637,798	593,137
Operating costs and expenses:
Cost of merchandise	91,562	84,537	189,137	169,630
Payroll and related costs	107,777	99,756	220,764	199,965
Other restaurant operating costs	65,429	61,157	134,084	120,800
Depreciation	16,414	15,619	32,700	30,741
Selling, general and administrative, net	23,386	21,237	50,162	43,780
Closures and impairments	653	348	1,098	2,087
Equity in earnings of unconsolidated
franchises		(27)		(230)
Interest expense, net	3,979	2,556	7,943	5,019
	309,200	285,183	635,888	571,792
(Loss)/income before income taxes	(1,747)	5,268	1,910	21,345
Provision for income taxes	254	703	818	4,383

Net (loss)/income	$(2,001)	$4,565	$1,092	$16,962

(Loss)/earnings per share:

Basic	$(0.03)	$0.07	$0.02	$0.27

Diluted	$(0.03)	$0.07	$0.02	$0.26

Weighted average shares:

Basic	62,598	64,011	63,177	63,846

Diluted	62,598	64,898	63,729	64,655

Cash dividends declared per share	$-	$-	$-	$-

                 The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

(UNAUDITED)

	TWENTY-SIX WEEKS ENDED
	NOVEMBER 29, 2011	NOVEMBER 30, 2010

	(NOTE A)
Operating activities:
Net income	$1,092	$16,962
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	32,700	30,741
Amortization of intangibles	1,036	393
Provision for bad debts	17	(318)
Deferred income taxes	(211)	1,023
Loss on impairments, including disposition of assets	1,028	1,529
Equity in earnings of unconsolidated franchises		(230)
Share-based compensation expense	3,528	5,615
Excess tax benefits from share-based compensation	(24)	(186)
Gain on franchise partnership acquisitions, net of settlement losses		(1,660)
Other	288	(2)
Changes in operating assets and liabilities:
Receivables	(1,292)	647
Inventories	(3,929)	(13,218)
Income taxes	(601)	(3,756)
Prepaid and other assets	2,699	(121)
Accounts payable, accrued and other liabilities	654	(4,626)
Net cash provided by operating activities	36,985	32,793

Investing activities:
Purchases of property and equipment	(20,664)	(13,266)
Acquisition of franchise and other entities		(1,832)
Proceeds from disposal of assets	1,527	959
(Increases)/reductions in Deferred Compensation Plan assets	(76)	62
Insurance proceeds from property claims	1,548
Other, net	(217)	(49)
Net cash used by investing activities	(17,882)	(14,126)

Financing activities:
Net proceeds/(payments) on revolving credit facility	5,000	(14,600)
Principal payments on other long-term debt	(6,645)	(6,420)
Stock repurchases	(18,441)
Proceeds from exercise of stock options	123	796
Excess tax benefits from share-based compensation	24	186
Net cash used by financing activities	(19,939)	(20,038)

Decrease in cash and short-term investments	(836)	(1,371)
Cash and short-term investments:
Beginning of year	9,722	9,569
End of year	$8,886	$8,198

Supplemental disclosure of cash flow information:
Cash paid/(received) for:
Interest, net of amount capitalized	$8,640	$5,132
Income taxes, net	$1,151	$6,061
Significant non-cash investing and financing activities:
Retirement of fully depreciated assets	$5,168	$5,120
Reclassification of properties to assets held for sale or receivables	$2,705	$2,464
Assumption of debt and capital leases related to franchise
partnership acquisitions		$22,670
Liability for claim settlements and insurance receivables	$(314)	$(2,171)

                 The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” “we” or the “Company”), owns and operates Ruby Tuesday®, Lime Fresh Mexican Grill®, Marlin & Ray’s™, Truffles®, and Wok Hay® casual dining restaurants.  We also franchise the Ruby Tuesday concept in select domestic and international markets.  The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Operating results for the 13- and 26-week periods ended November 29, 2011 are not necessarily indicative of results that may be expected for the year ending June 5, 2012.

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

NOTE B – (LOSS)/EARNINGS PER SHARE AND STOCK REPURCHASES

Basic (loss)/earnings per share is computed by dividing net (loss)/income by the weighted average number of common shares outstanding during each period presented.  Diluted (loss)/earnings per share gives effect to stock options and restricted stock outstanding during the applicable periods.  The following table shows the calculation of weighted-average common and dilutive potential common shares outstanding as presented in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	November 29, 2011	November 30, 2010	November 29, 2011	November 30, 2010
Net (loss)/income	$(2,001)	$4,565	$1,092	$16,962

Weighted-average common
shares outstanding	62,598	64,011	63,177	63,846
Dilutive effect of stock
options and restricted stock	–	887	552	809
Weighted average common
and dilutive potential
common shares outstanding	62,598	64,898	63,729	64,655
Basic (loss)/earnings per share	$(0.03)	$0.07	$0.02	$0.27
Diluted (loss)/earnings per share	$(0.03)	$0.07	$0.02	$0.26

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

	Thirteen weeks ended			Twenty-six weeks ended
	November 29, 2011		November 30, 2010	November 29, 2011	November 30, 2010
Stock options	3,404	*	3,284	2,074	3,052
Restricted shares	1,143	*	443	899	465
Total	4,547		3,727	2,973	3,517

* Due to a net loss for the 13 weeks ended November 29, 2011, all then outstanding share-based awards were excluded from the computation of diluted loss per share.

During the first quarter of fiscal 2012, we repurchased 2.0 million shares of our common stock at a cost of $18.4 million.  As of November 29, 2011, the total number of remaining shares authorized by our Board of Directors to be repurchased was 5.9 million.  No shares were repurchased during the quarter ended November 29, 2011.

NOTE C – FRANCHISE PROGRAMS

As of November 29, 2011, our traditional domestic and international franchisees collectively operated 87 Ruby Tuesday restaurants.  We do not own any equity interest in our traditional franchisees.  As discussed further in Note D to the Condensed Consolidated Financial Statements, during fiscal 2011 we acquired the remaining membership interests of 11 franchise partnerships which operated 105 Ruby Tuesday restaurants, an additional Ruby Tuesday restaurant from a twelfth franchise partnership, and three Ruby Tuesday restaurants from a traditional domestic franchise.

Under the terms of the franchise operating agreements, we require all domestic franchisees to contribute a percentage, currently 0.5%, of monthly gross sales to a national advertising fund formed to cover their pro rata portion of the production and airing costs associated with our national advertising campaign.  Under the terms of those agreements, we have the right to charge up to 3.0% of monthly gross sales for this national advertising fund.

Advertising amounts received from domestic franchisees are considered by RTI to be reimbursements, recorded on an accrual basis as earned, and have been netted against selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In addition to the advertising fee discussed above, our franchise agreements allow us to charge up to a 1.5% support service fee and a 1.5% marketing and purchasing fee.  For the 13 and 26 weeks ended November 29, 2011 and November 30, 2010, we recorded $0.3 million and $0.6 million, respectively in fiscal 2012, and $0.4 million and $1.8 million, respectively in fiscal 2011, in support service and marketing and purchasing fees, which were an offset to Selling, general and administrative, net in our Condensed Consolidated Statements of Operations.

NOTE D – FISCAL 2011 BUSINESS AND LICENSE ACQUISITIONS

As part of our strategy to generate incremental revenue and EBITDA through new concept conversions and franchise partnership acquisitions, as discussed below, during fiscal 2011 we acquired 109 Ruby Tuesday restaurants, including 106 purchased from certain of our franchise partnerships and three purchased from a traditional domestic franchisee.  Of these 109 Ruby Tuesday restaurants, the following 23 restaurants were acquired as the result of the acquisition of two franchise partnerships and a traditional domestic franchise during the first two quarters of fiscal 2011.

On August 4, 2010, we acquired the remaining 99% and 50% of the membership interests of RT Long Island Franchise, LLC (“RT Long Island”) and RT New England Franchise, LLC (“RT New England”), respectively, thereby increasing our ownership to 100% of these companies.  RT Long Island and RT New England, previously franchise partnerships with 10 Ruby Tuesday restaurants each, were acquired for $0.2 million plus assumed debt.  As further consideration for the RT Long Island transaction, we surrendered collection of the note receivable and line of credit due from the franchise.  The note and line of credit, net of allowances for doubtful accounts and unearned revenue, totaled $0.4 million at the time of the transaction. RT Long Island and RT New England had total debt of $24.3 million at the time of acquisition, $1.9 million of which was payable to RTI.

On October 13, 2010, we acquired three Ruby Tuesday restaurants from a traditional domestic franchise in Kentucky for $1.6 million in cash.

We acquired the remaining 86 restaurants during the final two quarters of fiscal 2011, as follows.

On February 2, 2011, we acquired the remaining 50% of the membership interests of RT Western Missouri Franchise, LLC; RT Omaha Franchise, LLC; RT KCMO Franchise, LLC (“RT KCMO”); and RT St. Louis

Franchise, LLC; and the remaining 99% of the membership interests of RT Indianapolis Franchise, LLC (“RT Indianapolis”); RT Portland Franchise, LLC; and RT Denver Franchise, LP; thereby increasing our ownership to 100% of these seven companies.  These franchise partnerships collectively operated 72 restaurants at the time of acquisition, and were acquired for $0.5 million plus assumed debt.  As further consideration for these transactions, we surrendered collection of notes receivable and lines of credit due from certain of these franchisees.  The notes and lines of credit, net of allowances for doubtful accounts, totaled $0.9 million at the time of the transactions.  At the time of acquisition, these franchise partnerships had total debt of $106.6 million, $3.8 million of which was payable to RTI.

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

The RT Long Island, RT Indianapolis, and RT KCMO acquisitions were considered bargain purchases as the purchase prices were less than the values assigned to the assets and liabilities acquired.  For the 26 weeks ended November 30, 2010, a preliminary bargain purchase gain of $2.6 million, as well as a $1.0 million loss on settlement of preexisting contracts, was included in Other restaurant operating costs in our Condensed Consolidated Statements of Operations.  These preliminary estimates were adjusted in subsequent quarters as additional information was received.  The amounts in the table above include the revised amounts for RT Long Island and RT New England, which were acquired during the first quarter of fiscal 2011, as well as amounts recorded for RT Indianapolis and RT KCMO.

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

The table below shows operating results attributable to the restaurants acquired from franchisees in fiscal 2011 that are included in our Condensed Consolidated Statements of Operations for the 13 and 26 weeks  ended November 29, 2011 and November 30, 2010 (in thousands).  Amounts shown for the 13 and 26 weeks ended November 29, 2011 include results for all 109 restaurants acquired during fiscal 2011 while amounts shown for the 13 and 26 weeks ended November 30, 2010 include results for the 23 restaurants acquired during the first two quarters of fiscal 2011 (from August 4, 2010 or October 13, 2010, the dates of acquisition, through November 30, 2010).

	(Unaudited)
	Thirteen weeks ended		Twenty-six weeks ended
	November 29, 2011	November 30, 2010	November 29, 2011	November 30, 2010
Total revenue	$41,271	$10,191	$86,891	$13,327

Cost of merchandise	12,243	2,954	25,637	3,826
Payroll and related costs	15,128	3,441	30,964	4,403
Other restaurant operating costs	9,010	2,391	18,775	3,104
Depreciation	2,183	698	4,267	817
Selling, general, and administrative, net	2,762	630	5,848	798
	41,326	10,114	85,491	12,948
(Loss)/income before income taxes	$(55)	$77	$1,400	$379

The following table presents supplemental pro forma information for the 13 and 26 weeks ended November 30, 2010 as if the 106 restaurants acquired during fiscal 2011 from franchise partnerships had occurred on June 2, 2010 for the 13 and 26 weeks ended November 30, 2010 (in thousands except per-share data):

	(Unaudited)
	Thirteen weeks ended	Twenty-six weeks ended
	November 30, 2010	November 30, 2010

Total revenue	$325,753	$672,772
Net income	$4,643	$17,075
Basic earnings per share	$0.07	$0.27
Diluted earnings per share	$0.07	$0.26

The unaudited pro forma consolidated results were prepared using the acquisition method of accounting and are based on the historical financial information of RTI and the franchises, reflected in fiscal 2011 RTI and franchise results of operations.  The historical financial information has been adjusted to give effect to the pro forma events that are:  (1) directly attributable to the acquisitions, (2) factually supportable and (3) expected to have a continuing impact on the combined results.   The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisitions on June 2, 2010.  In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings or otherwise improved profits associated with the acquisitions.  The unaudited pro forma consolidated results for the 13 and 26 weeks ended November 30, 2010 reflect the following pro forma pre-tax adjustments:

•	Elimination of the franchises’ historical intangible asset amortization expense (negligible and approximately $0.1 million, respectively).
•	Elimination of RTI’s franchise revenue (negligible and approximately $0.4 million, respectively).
•	Elimination of RTI’s support service fee income and marketing reimbursements (approximately $0.2 million and $1.3 million, respectively).

•	Elimination of RTI’s equity in earnings of unconsolidated franchises (negligible and approximately $0.2 million, respectively).
•
Elimination of RTI’s bad debt charges relating to notes receivable and lines of credit due from the acquired franchises (approximately $0.1 million of expense and $0.1 million of income, respectively).

•	Additional amortization expense (approximately $0.3 million and $0.7 million, respectively) related to reacquired franchise rights.
•	Additional depreciation expense (approximately $0.2 million and $0.5 million, respectively) related to the fair value adjustments to property and equipment acquired.
•	Reduced interest expense (approximately $0.3 million and $0.6 million, respectively) related to the fair value adjustments of acquired franchise debt.

All of the above adjustments were adjusted for the applicable tax impact, which for the above would be the statutory tax rate of 39.7%.  In addition, the pro forma net income and earnings per share amounts presented above reflect our estimates of the franchises’ FICA Tip and Work Opportunity Tax Credits for the portions of the fiscal year prior to the dates of acquisition.  These credits were $0.2 million and $0.5 million, respectively, for the 13 and 26 weeks ended November 30, 2010.

License Acquisitions
On September 13, 2010, we entered into a licensing agreement with LFMG International, LLC which allows us to operate multiple restaurants under the Lime Fresh Mexican Grill® (“Lime”) name.  Lime is a fast-casual Mexican concept that currently operates several restaurants primarily in the vicinity of Miami, Florida.  The Lime concept menu features items such as homemade tortilla chips, customizable nachos, flautas, salads, soups, fajitas, quesadillas, tacos, burritos, and salsa and guacamole.  Under the terms of the agreement, we paid an initial development fee of $1.0 million and will pay a license agreement fee of $5,000 for each Lime restaurant we open up to a maximum of 200 restaurants.  In addition, we will pay a royalty fee of 2.0%, and an advertising fee of 1.0%, of gross sales of any Lime restaurant that we open.  LFMG International, LLC has the option to terminate future development rights if we do not operate at least 12 Lime restaurants within the first two years of the effective date of the licensing agreement or open at least six restaurants per year for the remainder of the 20-year agreement.  As of November 29, 2011, we owned and operated one Lime restaurant.  Management has yet to determine how many additional Lime restaurants will be opened.

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

Under the terms of the agreement, we will pay a licensing fee to Gourmet Market, Inc. of 2.0% of gross sales of any Truffles we open.  Additionally, we will pay Gourmet Market, Inc. a monthly fee for up to two years for consulting services to be provided by Price Beall to assist us in developing and opening Truffles restaurants under the terms of the licensing agreement.  During the first 12 months of the agreement we will pay $20,833 per month for such services.  During the second 12 months of the agreement we will pay either $20,833 per month if we have a communicated plan to develop three or more Truffles restaurants or $10,417 per month if we have a communicated plan to develop two or fewer Truffles restaurants.  Gourmet Market, Inc. has the option to terminate future development rights if we do not operate 18 or more Truffles restaurants within five years or 40 or more Truffles within 10 years of the effective date of the agreement.  Management has yet to determine if it will open 18 or more Truffles restaurants within five years or 40 or more Truffles within 10 years.  We opened our first Truffles in Atlanta, Georgia in December 2010 and our second in Orlando, Florida in November 2011.  During the 13 and 26 weeks ended November 29, 2011 and November 30, 2010, we paid Gourmet Market, Inc. $38,265 and $98,097, and $62,500 and $83,333, respectively, under the terms of the agreement.

NOTE E – ACCOUNTS RECEIVABLE

Accounts receivable – current consist of the following (in thousands):

	November 29, 2011	May 31, 2011

Rebates receivable	$862	$1,055
Amounts due from franchisees	2,597	2,506
Other receivables	3,816	3,970
	$7,275	$7,531

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

We defer recognition of franchise fee revenue for any franchise with negative cash flows at times when the negative cash flows are deemed to be anything other than temporary and the franchise has borrowed directly from us.  We also do not recognize franchise fee revenue from franchises with fees in excess of 60 days past due.  Accordingly, we have deferred recognition of a portion of franchise revenue from certain franchisees.  Unearned income for franchise fees was $1.5 million and $1.2 million as of November 29, 2011 and May 31, 2011, respectively, which is included in Other deferred liabilities and/or Accrued liabilities – rent and other in the Condensed Consolidated Balance Sheets.

As of November 29, 2011 and May 31, 2011, other receivables consisted primarily of amounts due for third-party gift card sales ($1.3 million as of both dates), amounts due from our distributor for purchases of lobster ($0.9 million and $0.7 million, respectively), and amounts due relating to insurance claims ($0.5 million and $1.2 million, respectively).  See Note F to the Condensed Consolidated Financial Statements for discussion of our lobster inventory.

NOTE F – INVENTORIES

Beginning in fiscal 2010, we have purchased lobster in advance of our needs and stored it in third-party facilities prior to our distributor taking possession of the inventory.  Once the lobster is moved to our distributor’s facilities, we transfer ownership to the distributor.  We later reacquire the inventory from our distributor upon its subsequent delivery to our restaurants.  Lobster purchases are included within merchandise inventory in our Condensed Consolidated Balance Sheets.  Our merchandise inventory was $29.1 million and $25.6 million as of November 29, 2011 and May 31, 2011, respectively.

NOTE G – PROPERTY, EQUIPMENT, ASSETS HELD FOR SALE, AND OPERATING LEASES

Property and equipment, net, is comprised of the following (in thousands):

	November 29, 2011	May 31, 2011
Land	$256,730	$256,761
Buildings	514,298	512,177
Improvements	428,706	427,169
Restaurant equipment	285,836	279,319
Other equipment	95,468	93,944
Construction in progress and other*	26,429	28,077
	1,607,467	1,597,447
Less accumulated depreciation	591,996	566,296
	$1,015,471	$1,031,151

* Included in Construction in progress and other as of November 29, 2011 and May 31, 2011 are $20.7 million and $23.3 million, respectively, of assets held for sale that are not classified as such in the Condensed Consolidated Balance Sheets as we do not expect to sell these assets within the next 12 months.  These assets primarily consist of parcels of land upon which we have no intention to build restaurants.

Amounts included in assets held for sale at November 29, 2011 and May 31, 2011 totaled $2.4 million and $1.3 million, respectively, primarily consisting of parcels of land upon which we have no intention to build restaurants, land and buildings of closed restaurants, and various liquor licenses.  During the 13 and 26 weeks ended November 29, 2011, we sold surplus properties with carrying values of $1.5 million for both periods, at net gains that were negligible and $0.1 million, respectively.  Cash proceeds, net of broker fees, from these sales during the 13 and 26 weeks ended November 29, 2011 totaled $1.5 million for both periods.  During the 26 weeks ended November 30, 2010, we sold surplus properties with carrying values of $0.9 million at net gains of $0.1 million.  Cash proceeds, net of broker fees, from these sales totaled $1.0 million.  None of these surplus properties were sold during the 13 weeks ended November 30, 2010.

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

NOTE H – LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

	November 29, 2011	May 31, 2011

Revolving credit facility	$182,000	$177,000
Series B senior notes,
due April 2013	44,442	44,442
Mortgage loan obligations	115,471	122,546
Capital lease obligations	244	286
	342,157	344,274
Less current maturities	17,357	15,090
	$324,800	$329,184

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

The terms of the Credit Facility provide for a $40.0 million swingline subcommitment and a $50.0 million letter of credit subcommitment.  The Credit Facility also includes a $50.0 million franchise facility subcommitment, which covered our guarantees of debt of the franchise partners (the “Franchise Facility Subcommitment”).  All amounts guaranteed under the Franchise Facility Subcommitment were settled during fiscal 2011.

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

Under the terms of the Credit Facility, we had borrowings of $182.0 million with an associated floating rate of interest of 2.58% at November 29, 2011.  As of May 31, 2011, we had $177.0 million outstanding with an associated floating rate of interest of 2.27%.  After consideration of letters of credit outstanding, we had $188.7 million available under the Credit Facility as of November 29, 2011.  The Credit Facility will mature on December 1, 2015.

The Credit Facility contains financial covenants relating to the maintenance of leverage and fixed charge coverage ratios and minimum net worth.  We were in compliance with our debt covenants as of November 29, 2011 and the date of this filing.

On April 3, 2003, we issued notes totaling $150.0 million through a private placement of debt (the “Private Placement”).  On December 1, 2010, we entered into an amendment of the notes issued in the Private Placement (the “Note Amendment”).  Among other changes, this amendment conformed the covenants in this agreement to the covenants contained in the Credit Facility discussed above.

At November 29, 2011 and May 31, 2011, the Private Placement consisted of $44.4 million in notes with an interest rate of 7.17% (the “Series B Notes”).  The Series B Notes mature on April 1, 2013, and thus have been classified as non-current in our November 29, 2011 and May 31, 2011 Condensed Consolidated Balance Sheets.

Our $115.5 million in mortgage loan obligations as of November 29, 2011 consists of various loans acquired upon franchise acquisitions.  These loans, which mature between December 2011 and March 2024, have balances which range from negligible to $8.5 million and interest rates of 3.35% to 11.28%.  Many of the properties acquired from franchisees collateralize the loans outstanding.

NOTE I – CLOSURES AND IMPAIRMENTS EXPENSE

Closures and impairment expenses include the following for the 13 and 26 weeks ended November 29, 2011 and November 30, 2010 (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	November 29, 2011	November 30, 2010	November 29, 2011	November 30, 2010
Property impairments	$630	$12	$836	$1,338
Closed restaurant lease reserves	(153)	327	(74)	663
Other closing costs	226	9	416	83
(Gain)/loss on sale of surplus properties	(50)	–	(80)	3
	$653	$348	$1,098	$2,087

A rollforward of our future lease obligations associated with closed properties is as follows (in thousands):

Lease Obligations
Balance at May 31, 2011	$2,660
Closing expense including rent and other lease charges	(74)
Payments	(522)
Other adjustments	(138)
Balance at November 29, 2011	$1,926

For the remainder of fiscal 2012 and beyond, our focus will be on obtaining settlements on as many of these leases as possible and these settlements could be higher or lower than the amounts recorded.  The actual amount of any cash payments made by the Company for lease contract termination costs will be dependent upon ongoing negotiations with the landlords of the leased restaurant properties.

At November 29, 2011, we had 30 restaurants that had been open more than one year with rolling 12-month negative cash flows of which 21 have been impaired to salvage value.  Of the nine which remained, we reviewed the plans to improve cash flows at each of the restaurants and recorded impairment expense as necessary.  The remaining net book value of these nine restaurants was $13.3 million at November 29, 2011.

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

Minimum funding for the Retirement Plan is determined in accordance with the guidelines set forth in employee benefit and tax laws.  From time to time we may contribute additional amounts as we deem appropriate.  We estimate that we will be required to make contributions totaling $0.4 million to the Retirement Plan during the remainder of fiscal 2012.

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

Because our Chief Executive Officer (“CEO”) is currently retirement-eligible and would be entitled to receive his entire pension payment in a lump sum six months following his retirement, we have classified an amount representing that pension payment ($8.1 million) into Accrued liabilities – payroll and related costs in our November 29, 2011 and May 31, 2011 Condensed Consolidated Balance Sheets.

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

The following tables detail the components of net periodic benefit costs and the amounts recognized in our Condensed Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the “Pension Plans”) and the Postretirement Medical and Life Benefits plans (in thousands):

	Pension Benefits
	Thirteen weeks ended		Twenty-six weeks ended
	November 29,	November 30,	November 29,	November 30,
	2011	2010	2011	2010
Service cost	$134	$129	$268	$258
Interest cost	576	573	1,152	1,146
Expected return on plan assets	(126)	(98)	(252)	(196)
Amortization of prior service cost	64	82	128	164
Recognized actuarial loss	426	398	852	796
Net periodic benefit cost	$1,074	$1,084	$2,148	$2,168

	Postretirement Medical and Life Benefits
	Thirteen weeks ended		Twenty-six weeks ended
	November 29,	November 30,	November 29,	November 30,
	2011	2010	2011	2010
Service cost	$2	$2	$4	$4
Interest cost	18	19	36	38
Amortization of prior service cost	(14)	(15)	(28)	(30)
Recognized actuarial loss	34	28	68	56
Net periodic benefit cost	$40	$34	$80	$68

We also sponsor two defined contribution retirement savings plans. Information regarding these plans is included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011.

NOTE K – INCOME TAXES

We had a liability for unrecognized tax benefits of $5.1 million and $5.2 million as of November 29, 2011 and May 31, 2011, respectively.  As of both November 29, 2011 and May 31, 2011, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate was $3.4 million.  The liability for unrecognized tax benefits as of November 29, 2011 includes $1.8 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations and negotiations with tax authorities.  In addition, it is reasonably possible that $0.2 million of the liability for unrecognized tax benefits could change within the next twelve months as a result of a lapse of statute of limitations.

Interest and penalties related to unrecognized tax benefits are recognized as components of income tax expense.  As of November 29, 2011 and May 31, 2011, we had accrued $1.9 million and $1.6 million, respectively, for the payment of interest and penalties.  During the first 26 weeks of fiscal 2012, accrued interest and penalties increased by $0.3 million, of which $0.2 million affected the effective tax rate for the same time period.

The effective tax rate for the 13- and 26- week periods ended November 29, 2011 was (14.6)% and 42.8%, respectively, as compared to 13.3% and 20.5%, respectively, for the same periods of the prior year.  The change in the effective tax rate for the 13-week period ended November 29, 2011 was attributable to an increase in unrecognized tax benefits and a decrease in FICA Tip and Work Opportunity Tax Credits recognized for the quarter.  The increase in the effective tax rate for the 26-week period ended November 29, 2011 was attributable to an increase in unrecognized tax benefits partially offset by a higher percentage benefit for FICA Tip and Work Opportunity Tax Credits as a result of lower pretax income for the current quarter compared to the same period of the prior year.

At November 29, 2011, we are no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2007 with the exception of our fiscal years 2004 and 2005 as a result of fiscal 2009 NOL carryback, and with few exceptions, state and local examinations by tax authorities prior to fiscal year 2007.

NOTE L – COMPREHENSIVE (LOSS)/INCOME

U.S. GAAP require the disclosure of certain revenue, expenses, gains and losses that are excluded from net (loss)/income.  Items that currently impact our other comprehensive income are pension liability adjustments.  Amounts shown in the table below are in thousands.

	Thirteen weeks ended		Twenty-six weeks ended
	November 29, 2011	November 30, 2010	November 29, 2011	November 30, 2010
Net (loss)/income	$(2,001)	$4,565	$1,092	$16,962
Pension liability reclassification, net of tax	308	298	616	595
Comprehensive (loss)/income	$(1,693)	$4,863	$1,708	$17,557

NOTE M – SHARE-BASED EMPLOYEE COMPENSATION

We compensate our employees and Directors using share-based compensation through the following plans:

The Ruby Tuesday, Inc. Stock Incentive and Deferred Compensation Plan for Directors
Under the Ruby Tuesday, Inc. Stock Incentive and Deferred Compensation Plan for Directors (the “Directors’ Plan”), non-employee directors are eligible for awards of share-based incentives.  Restricted shares granted under the Directors’ Plan vest in equal amounts after one, two, and three years provided the Director continually serves on the Board.  Options issued under the Directors’ Plan become vested after 30 months and are exercisable until five years after the grant date.  Stock option exercises are settled with the issuance of new shares of common stock.

All options awarded under the Directors’ Plan have been at the fair market value at the time of grant.  A Committee, appointed by the Board, administers the Directors’ Plan.  At November 29, 2011, we had reserved 122,000 shares of common stock under the Directors’ Plan, 58,000 of which were subject to options outstanding, for a net of 64,000 shares of common stock currently available for issuance under the Directors’ Plan.

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

At November 29, 2011, we had reserved a total of 5,090,000 and 1,024,000 shares of common stock for the 2003 SIP and 1996 SIP, respectively.  Of the reserved shares at November 29, 2011, 2,363,000 and 982,000 were subject to options outstanding for the 2003 SIP and 1996 SIP, respectively.  Stock option exercises are settled with the issuance of new shares.  Net shares of common stock available for issuance at November 29, 2011 under the 2003 SIP and 1996 SIP were 2,727,000 and 42,000, respectively.

Stock Options
The following table summarizes the activity in options for the 26 weeks ended November 29, 2011 under these stock option plans (in thousands except per-share data):

		Weighted-
		Average
	Options	Exercise Price
Balance at May 31, 2011	3,239	$13.10
Granted	253	7.87
Exercised	(23)	5.26
Forfeited	(65)	28.84
Balance at November 29, 2011	3,404	$12.47

Exercisable at November 29, 2011	2,327	$14.30

Included in the outstanding balance shown above are approximately 2,753,000 of out-of-the-money options.  Of this amount, we expect that approximately 852,000 of these options will expire out-of-the-money in the next two fiscal years.

At November 29, 2011, there was approximately $0.8 million of unrecognized pre-tax compensation expense related to non-vested stock options.  This cost is expected to be recognized over a weighted-average period of 1.1 years.

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

Restricted Stock
The following table summarizes our restricted stock activity for the 26 weeks ended November 29, 2011 (in thousands except per-share data):

		Weighted-Average
	Restricted	Grant-Date
Performance-based vesting:	Stock	Fair Value
Non-vested at May 31, 2011	299	$7.24
Granted	384	7.87
Vested	(242)	7.39
Forfeited	–	–
Non-vested at November 29, 2011	441	$7.70

		Weighted-Average
	Restricted	Grant-Date
Service-based vesting:	Stock	Fair Value
Non-vested at May 31, 2011	551	$8.22
Granted	274	7.68
Vested	(122)	8.02
Forfeited	(1)	9.39
Non-vested at November 29, 2011	702	$8.04

The fair values of the restricted share awards reflected above were based on the fair market value of our common stock at the time of grant.  At November 29, 2011, unrecognized compensation expense related to restricted stock grants expected to vest totaled approximately $3.8 million and will be recognized over a weighted average vesting period of approximately 1.7 years.

During the second quarter of fiscal 2012, RTI granted approximately 88,000 restricted shares to non-employee directors under the terms of the Directors’ Plan.  These shares vest in equal annual installments over a three year period following grant of the award.

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

For the same reason as mentioned above in regards to our stock options, we recorded during the first quarter of fiscal 2012 an expense of $0.7 million related to the performance-based restricted shares awarded on August 23, 2011 to our CEO.  Should our CEO retire prior to the end of the performance period, the number of restricted shares he would receive would not be determinable until the completion of the performance period.  The expense we recorded for this award was determined using a model that estimated the projected achievement of the performance conditions.

NOTE N – COMMITMENTS AND CONTINGENCIES

Guarantees
At November 29, 2011, we had certain third-party guarantees, which primarily arose in connection with our divestiture activities.  The majority of these guarantees have no expiration date.  Generally, we are required to perform under these guarantees in the event that a third-party fails to make contractual payments.

During fiscal 1996, our shareholders approved the distribution of our family dining restaurant business (Morrison Fresh Cooking, Inc., “MFC”) and our health care food and nutrition services business (Morrison Health Care, Inc., “MHC”). Subsequently, Piccadilly Cafeterias, Inc. (“Piccadilly”) acquired MFC and Compass Group (“Compass”) acquired MHC. Prior to the distribution, we entered into various guarantee agreements with both MFC and MHC, most of which have expired. As agreed upon at the time of the distribution, we have been contingently liable for payments to MFC and MHC employees retiring under MFC’s and MHC’s versions of the Management Retirement Plan and the Executive Supplemental Pension Plan (the two non-qualified defined benefit plans) for the accrued benefits earned by those participants as of March 1996.

On October 29, 2003, Piccadilly filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court in Fort Lauderdale, Florida.  Following this, we have recorded, and begun to pay, our pro-rata share of the Piccadilly liabilities for which we have provided guarantees, including those for MFC employee benefit plans.

We estimated our divestiture guarantees related to MHC at November 29, 2011 to be $2.7 million for employee benefit plans.  In addition, we remain contingently liable for MHC’s portion (estimated to be $2.0 million) of the MFC employee benefit plan liability for which MHC is currently responsible under the divestiture guarantee agreements.  We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

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

We have denied the allegations and intend to vigorously defend against the suit and the charge.  Despite its preliminary status, we do not believe that this matter will have a material adverse effect on our operations, financial position, or cash flows.

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

We believe, and have obtained a consistent opinion from outside counsel, that we have valid coverage under our insurance policies for any amounts in excess of our self-insured retention.  We believe this provides a basis for not recording a liability for any contingency associated with the Maddy settlement.  We further believe we have the right to the indemnification referred to above.  Based on the information currently available, our November 29, 2011 and May 31, 2011 Condensed Consolidated Balance Sheets reflect no accrual relating to the Maddy case.  There can be no assurance, however, that we will be successful in our defense of our carrier’s counterclaim against us.

NOTE O – FAIR VALUE MEASUREMENTS

The following table presents the fair values of our financial assets and liabilities measured at fair value on a recurring basis as of November 29, 2011 and May 31, 2011 (in thousands):

	Fair Value Measurements
	Level	November 29, 2011	May 31, 2011
Deferred compensation plan – Assets	1	$7,920	$8,792
Deferred compensation plan – Liabilities	1	(7,920)	(8,792)
Total		$–	$–

During the 26 weeks ended November 29, 2011 there were no transfers among levels within the fair value hierarchy.

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

The following table presents the fair values for those assets and liabilities measured on a non-recurring basis and remaining on our Condensed Consolidated Balance Sheets as of November 29, 2011 and May 31, 2011 (in thousands):

	Fair Value Measurements
	Level	November 29, 2011	May 31, 2011
Long-lived assets held for sale *	2	$23,187	$24,686
Long-lived assets held for use	2	839	747
Total		$24,026	$25,433

* Included in the carrying value of long-lived assets held for sale as of November 29, 2011 and May 31, 2011 are $20.7 million and $23.3 million, respectively, of assets included in Construction in progress in the Condensed Consolidated Balance Sheets as we do not expect to sell these assets within the next 12 months.

The following table presents the losses recognized during the 13 and 26 weeks ended November 29, 2011 and November 30, 2010 resulting from fair value measurements of assets and liabilities measured on a non-recurring basis.  These losses are included in Closures and impairments in our Condensed Consolidated Statements of Operations (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	November 29, 2011	November 30, 2010	November 29, 2011	November 30, 2010
Long-lived assets held for sale	$–	$–	$206	$989
Long-lived assets held for use	630	12	630	349
	$630	$12	$836	$1,338

Long-lived assets held for sale are valued using Level 2 inputs, primarily information obtained through broker listings and sales agreements.  Costs to market and/or sell the assets are factored into the estimates of fair value for those assets included in Assets held for sale on our Condensed Consolidated Balance Sheets.

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

Our financial instruments at November 29, 2011 and May 31, 2011 consisted of cash and short-term investments, accounts receivable and payable, long-term debt, letters of credit, and, as previously discussed, deferred compensation plan investments.  The fair values of cash and short-term investments and accounts receivable and payable approximated carrying value because of the short-term nature of these instruments.  The carrying amounts and fair values of our other financial instruments not measured on a recurring basis using fair value, however subject to fair value disclosures are as follows (in thousands):

	November 29, 2011		May 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Deferred Compensation Plan
investment in RTI common stock	$ 1,513	$ 1,035	$ 1,556	$ 1,653
Long-term debt and capital leases	342,157	343,432	344,274	348,272
Letters of credit	–	222	–	178

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

NOTE Q – SUBSEQUENT EVENTS

On December 30, 2011, we completed the sale-leaseback transaction of a Company-owned restaurant for gross cash proceeds of $2.3 million.  The carrying value of the property was $1.5 million at the time of sale.  The gain recorded on this transaction will be deferred and recognized on a straight-line basis over the term of the lease.

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

General:

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”), owns and operates Ruby Tuesday®, Lime Fresh Mexican Grill®, Marlin & Ray’s™, Truffles®, and Wok Hay® casual dining restaurants.  We also franchise the Ruby Tuesday and Wok Hay concepts in select domestic and international markets.  As of November 29, 2011 we owned and operated 742, and franchised 87, Ruby Tuesday restaurants.  Ruby Tuesday restaurants can now be found in 45 states, the District of Columbia, 14 foreign countries, and Guam.

Overview and Strategies

Casual dining, the segment of the industry in which we operate, is intensely competitive with respect to prices, services, convenience, locations, advertising and promotion, and the types and quality of food.  We compete with other food service operations, including locally-owned restaurants, and other national and regional restaurant chains that offer similar types of services and products as we do.  In 2007 we deployed a brand repositioning initiative designed to clearly differentiate Ruby Tuesday from our competitors since we believed, as the bar and grill segment continued to mature, our lack of differentiation in this segment would potentially make it increasingly difficult to attract new guests.  Our brand repositioning initiative first focused on food, then service, and finally on the creation of a fresh new look for our restaurants, which was the most capital-intensive aspect of our brand reimaging program.  In order to maximize sales in our newly-reimaged brand, our marketing strategy for the last three years has focused on the key pillars of print promotions, digital media, and local marketing programs to entice guests to see the new Ruby Tuesday, increase frequency of visits, and enhance brand visibility.  Going forward, we hope to leverage these marketing pillars to drive traffic and trial of the Ruby Tuesday brand, in addition to increasing our value position among consumers with various limited time offers and other promotions which will be communicated through an increase in our overall marketing dollars in order to be competitive with our peer group.

The improvements we have made over the last several years are enabling us to execute on our three-to-five year strategies to further strengthen and grow our business in a low-risk, low-capital, and high-return manner.  The key initiatives in our long-range plan are focused in the following four areas:

•
Enhance Sales and Margins of Our Core Brand.  We have evolved our existing menu items to support our high-quality casual dining position, broaden our appeal with product extensions offering more variety and cravability, and provide our guests with compelling value.  Late in the second quarter of fiscal 2010, we introduced a menu which included an expanded appetizer line and new dinner entrees featuring a variety of lobster combinations.  Additionally, we have also launched a Sunday brunch offering and enhanced our bar area with high definition televisions and an enhanced food and drink menu, both of which have driven incremental sales and traffic in addition to enhancing the overall perception of the Ruby Tuesday brand.  In the first quarter of fiscal 2011, we rolled out a new menu, began offering a complimentary bread program, and enhanced our fresh garden bar and Sunday brunch.  Our new menu items include 10 entrees; Fit & Trim offerings, which include 12 menu items that are 700 calories or less; side offerings, which now include fresh grilled green beans, fresh grilled zucchini, baked mac ‘n cheese, and blue cheese coleslaw; and a Sunday brunch menu with 15 total items including French toast and new omelets.  We enhanced our garden bar with more variety and freshness.  The addition of our fresh baked garlic cheese biscuits should further increase the overall value perception of our brand, in line with other high-quality casual dining restaurants.  Recently we have been focused on increasing our value position in certain test markets through our free Fresh Endless Garden Bar and fresh-baked garlic cheese biscuits complimentary with over 40 entrees and a starting price of $8.99.  Additionally, we have also tested in certain markets our limited-time lunch offers of soup, salad bowl or salad bar, and garlic cheese biscuits starting at $5.99 to $6.99.  Both of these offerings provide compelling value to the consumer and we will continue to make any necessary refinements prior to deploying them across the entire system in the next few quarters.

In order to better promote our new value-oriented offerings going forward to drive traffic and same-restaurant sales, we plan on increasing our television marketing spend as we believe this is necessary in order to remain competitive with our peer group.  To that end, we have engaged a leading enterprise improvement consulting firm to assist us in identifying potential savings opportunities in a number of key areas including procurement, occupancy, and maintenance costs.  We are estimating annualized savings from these initiatives of approximately $15.0 to $20.0 million, a small portion of which is expected to be realized during the remainder of fiscal 2012.  A majority of these cost savings will be reinvested in our marketing programs, primarily in television.

•
Increase Shareholder Returns Through New Concept Conversions.  Part of our long-term plan is to get more out of existing restaurants by generating higher average restaurant volumes and thus more profit and cash flow with minimal capital investment.  Therefore, we will be converting certain underperforming Ruby Tuesday concept restaurants into other high-quality casual dining brands which might be better suited for success in selected markets.  Our potential conversion concepts now include Marlin & Ray’s, which is our new internally-developed seafood concept, and Truffles, which is an upscale café concept.  We anticipate converting approximately four to six Company-owned Ruby Tuesday restaurants to the Marlin & Ray’s or Truffles concepts during the remainder of fiscal 2012.  We believe the low capital requirement and potential increased revenue and EBITDA from these conversions have the potential to provide attractive cash-on-cash returns for our shareholders.

•
Focus on Low Risk, Low Capital-Intensive, High-Return Growth.  In an effort to be prudent with our capital and in order to maximize returns for our shareholders, we are starting to slowly grow our Company in a low risk, low capital-intensive and high-return manner.  On September 13, 2010, we entered into a licensing agreement with LFMG International, LLC which allows us to operate multiple restaurants under the Lime Fresh Mexican Grill® (“Lime”) name.  Lime is a fast casual Mexican concept that currently operates several restaurants primarily in the vicinity of Miami, Florida.  Given that the fast casual segment of our industry is a proven and growing segment where demand exceeds supply, we believe opening smaller, inline locations under the Lime brand is a potential growth option for us.  We opened one Company-owned Lime restaurant during the quarter ended November 29, 2011 and expect to open five to seven Company-owned Lime restaurants during the remainder of fiscal 2012.  Over time, we also plan on opening Company-owned, smaller inline-type Ruby Tuesday restaurants as well.  The ability to enter the growing fast casual segment with a strong brand such as Lime and further expand our Ruby Tuesday Company-owned brand provides a growth option that has the potential to create long-term value for our shareholders with relatively low risk.

•
Allocate Capital to Enhance Shareholder Value.  We continue to maintain a strong balance sheet and have a five-year revolving credit facility (the “Credit Facility”) in place which provides us with good flexibility.  If we are successful in continuing to stabilize our same-restaurant sales and maintaining or lowering our cost structure, we have the opportunity to generate substantial levels of free cash flow assuming our capital expenditure needs continue to be modest.  We define “free cash flow” to be the net amount remaining when purchases of property and equipment are subtracted from net cash provided by operating activities.  Our near-term capital expenditure requirements are relatively modest as we anticipate converting four to six Ruby Tuesday concept restaurants into other concepts and opening approximately five to seven smaller, inline Lime restaurants during the remainder of fiscal 2012.

We generated $16.3 million of free cash flow during the first two quarters of fiscal 2012, all of which was used to repurchase stock.  We estimate we will generate approximately $75.0 to $85.0 million of free cash flow during the remainder of fiscal 2012.  Included in these estimates is anticipated capital spending of approximately $12.0 to $16.0 million.  Our objective over the next several years is to be in a position to return excess capital to our shareholders through an opportunistic share repurchase program and to continue to reduce our debt levels in order to further reduce the financial risk related to our leverage.  Additionally, we are also pursuing sale-leaseback transactions on a portion of our real estate in order to create greater financial flexibility and communicate to investors the significant market value of our owned real estate portfolio in relation to our peer group.  We are targeting to raise approximately $50.0 million of gross proceeds over the next two to three quarters to be utilized for opportunistic share repurchases and debt reduction.    See further discussion in the Financing Activities section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Our success in the four key long range plan initiatives outlined above should enable us to improve both our return on assets and return on equity, and to create additional shareholder value.

Results of Operations:

The following is an overview of our results of operations for the 13- and 26-week periods ended November 29, 2011:

Net loss was $2.0 million for the 13 weeks ended November 29, 2011 compared to net income of $4.6 million for the same quarter of the previous year.  Diluted loss per share for the fiscal quarter ended November 29, 2011 was $0.03 compared to diluted earnings per share of $0.07 for the corresponding period of the prior year as a result of the decrease in net income as discussed below.

During the 13 weeks ended November 29, 2011:

•	Two Company-owned Ruby Tuesday restaurants were converted to Marlin & Ray’s concept restaurants;
•	One Company-owned Truffles restaurant was opened;
•	One Company-owned Lime restaurant was opened;
•
Four Company-owned Ruby Tuesday restaurants were closed, one of which was converted into a Marlin & Ray’s concept restaurant, and two of which are anticipated to be converted to Marlin & Ray’s restaurants later in fiscal 2012;

•	One franchised Ruby Tuesday concept restaurant was opened and nine were closed;
•	One franchised Wok Hay restaurant was closed; and
•	Same-restaurant sales* at Company-owned restaurants decreased 4.2%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants decreased 6.0%.

Net income was $1.1 million for the 26 weeks ended November 29, 2011 compared to $17.0 million for the same period of the previous year.  Diluted earnings per share for the 26 weeks ended November 29, 2011 was $0.02 compared to $0.26 for the corresponding period of the prior year as a result of the decrease in net income as discussed below.

During the 26 weeks ended November 29, 2011:

•	Four Company-owned Ruby Tuesday restaurants were converted to Marlin & Ray’s concept restaurants;
•	One Company-owned Truffles restaurant was opened;
•	One Company-owned Lime restaurant was opened;
•	One Company-owned Wok Hay restaurant was opened and one franchised Wok Hay restaurant was closed;
•
Eight Company-owned Ruby Tuesday restaurants were closed, three of which were converted into Marlin & Ray’s concept restaurants, and two of which are anticipated to be converted to Marlin & Ray’s restaurants later in fiscal 2012;

•	Three franchised Ruby Tuesday restaurants were opened and 12 were closed;
•	Two million shares of common stock were repurchased at an aggregate cost of $18.4 million; and
•	Same-restaurant sales* at Company-owned restaurants decreased 4.2%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants decreased 4.8%.

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

	Thirteen weeks ended			Twenty-six weeks ended
	November 29,		November 30,	November 29,	November 30,
	2011		2010	2011	2010
Revenue:
Restaurant sales and operating revenue	99.6%		99.5%	99.6%	99.4%
Franchise revenue	0.4		0.5	0.4	0.6
Total revenue	100.0		100.0	100.0	100.0
Operating costs and expenses:
Cost of merchandise (1)	29.9		29.3	29.8	28.8
Payroll and related costs (1)	35.2		34.5	34.8	33.9
Other restaurant operating costs (1)	21.4		21.2	21.1	20.5
Depreciation (1)	5.4		5.4	5.1	5.2
Selling, general and administrative, net	7.6		7.3	7.9	7.4
Closures and impairments	0.2		0.1	0.2	0.4
Interest expense, net	1.3		0.9	1.2	0.8
(Loss)/income before income taxes	(0.6)		1.8	0.3	3.6
Provision for income taxes	0.1		0.2	0.1	0.7
Net (loss)/income	(0	.7)%	1.6%	0.2%	2.9%

(1)     As a percentage of restaurant sales and operating revenue.

The following table shows Company-owned Ruby Tuesday, Lime, Marlin & Ray’s, Truffles, and Wok Hay concept restaurant activity for the 13- and 26-week periods ended November 29, 2011 and November 30, 2010.

	Ruby Tuesday	Lime	Marlin & Ray’s	Truffles	Wok Hay	Total
13 weeks ended November 29, 2011
Beginning number	746	–	3	1	3	753
Opened	–	1	2	1	–	4
Closed	(4)	–	–	–	–	(4)
Ending number	742	1	5	2	3	753

26 weeks ended November 29, 2011
Beginning number	750	–	1	1	2	754
Opened	–	1	4	1	1	7
Closed	(8)	–	–	–	–	(8)
Ending number	742	1	5	2	3	753

13 weeks ended November 30, 2010
Beginning number	674	–	–	–	2	676
Opened	–	–	–	–	–	–
Acquired from franchisees	3	–	–	–	–	3
Closed	(1)	–	–	–	–	(1)
Ending number	676	–	–	–	2	678

26 weeks ended November 30, 2010
Beginning number	656	–	–	–	2	658
Opened	–	–	–	–	–	–
Acquired from franchisees	23	–	–	–	–	23
Closed	(3)	–	–	–	–	(3)
Ending number	676	–	–	–	2	678

The following table shows franchised Ruby Tuesday concept restaurant activity for the 13- and 26-week periods ended November 29, 2011 and November 30, 2010.

	Thirteen weeks ended		Twenty-six weeks ended
	November 29, 2011	November 30, 2010	November 29, 2011	November 30, 2010
Beginning number	95	203	96	223
Opened	1	2	3	5
Sold to RTI	–	(3)	–	(23)
Closed	(9)	(4)	(12)	(7)
Ending number	87	198	87	198

In addition to the Ruby Tuesday concept restaurant activity in the table above, a traditional international franchisee closed its Wok Hay concept franchised restaurant during the quarter ended November 29, 2011.

We expect our domestic and international franchisees to open approximately four to six additional Ruby Tuesday restaurants during the remainder of fiscal 2012.  We currently anticipate converting four to six Company-owned Ruby Tuesday concept restaurants to the Marlin & Ray’s or Truffles concepts, and opening five to seven smaller prototype, inline Company-owned Lime concept restaurants during the remainder of fiscal 2012.

Revenue

RTI’s restaurant sales and operating revenue for the 13 weeks ended November 29, 2011 increased 6.0% to $306.2 million compared to the same period of the prior year.  This increase primarily resulted from the acquisition of 86 formerly franchised restaurants during the third and fourth quarters of fiscal 2011 as discussed below, partially offset by a 4.2% decrease in same-restaurant sales.  The decrease in same-restaurant sales is attributable to lower guest counts, which was partially offset by an increase in average net check in the second quarter of fiscal 2012 compared with the same quarter of the prior year.  The increase in average net check was a result of menu price increases and a shift in menu mix.

Franchise revenue for the 13 weeks ended November 29, 2011 decreased 16.4% to $1.3 million compared to the same period of the prior year.  Franchise revenue is predominately comprised of domestic and international royalties, which totaled $1.2 million and $1.3 million for the 13-week periods ended November 29, 2011 and November 30, 2010, respectively.  This decrease is due to a $0.1 million decline in royalties from our traditional domestic franchisees compared with the same quarter of the prior year.

For the 26 weeks ended November 29, 2011, sales at Company-owned restaurants increased 7.7% to $635.1 million compared to the same period of the prior year.  This increase primarily resulted from the acquisition of 109 formerly franchised restaurants during fiscal 2011 as discussed below, partially offset by a 4.2% decrease in same-restaurant sales.  The decrease in same-restaurant sales is attributable to lower guest counts, which was partially offset by an increase in average net check in the first two quarters of fiscal 2012 compared with the same period of the prior year.  The increase in average net check was a result of menu price increases and a shift in menu mix.

For the 26-week period ended November 29, 2011, franchise revenues decreased 22.8% to $2.7 million compared to the same period in the prior year.  Domestic and international royalties totaled $2.6 million and $3.2 million for the 26-week periods ending November 29, 2011 and November 30, 2010, respectively.  This decrease is due primarily to a $0.4 million decline in royalties from our franchise partnerships due to the acquisition of 109 restaurants from our franchise partners during fiscal 2011.

Under our accounting policy, we do not recognize franchise fee revenue for any franchise with negative cash flows at times when the negative cash flows are deemed to be anything other than temporary and the franchise has borrowed directly from us.  We also do not recognize additional franchise fee revenue from franchisees with fees in excess of 60 days past due.  Accordingly, we have deferred recognition of a portion of franchise revenue from certain franchisees.  Unearned income for franchise fees was $1.5 million and $1.2 million as of November 29, 2011 and May 31, 2011, respectively, which are included in Other deferred liabilities and/or Accrued liabilities – rent and other in the Condensed Consolidated Balance Sheets.

Pre-tax (Loss)/Income

Pre-tax loss was $1.7 million for the 13 weeks ended November 29, 2011, compared to pre-tax income of $5.3 million from the same period of the prior year.  The change from the prior year is due to a decrease in same-restaurant sales of 4.2% at Company-owned restaurants, higher interest expense ($1.4 million), and increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of cost of merchandise, payroll and related costs, other restaurant operating costs, selling, general, and administrative, net, and closures and impairments.

For the 26-week period ended November 29, 2011, pre-tax income decreased $19.4 million to $1.9 million, from the same period of the prior year.  The lower pre-tax income is due to a decrease in same-restaurant sales of 4.2% at Company-owned restaurants, higher interest expense ($2.9 million), and increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of cost of merchandise, payroll and related costs, other restaurant operating costs, and selling, general, and administrative, net.  These were partially offset by a decrease, as a percentage of total revenue, of closures and impairments.

In the paragraphs that follow, we discuss in more detail the components of the decrease in pre-tax income for the 13-week and 26-week periods ended November 29, 2011, as compared to the comparable periods in the prior year.  Because a significant portion of the costs recorded in the cost of merchandise, payroll and related costs, other restaurant operating costs, and depreciation categories are either variable or highly correlative with the number of restaurants we operate, we evaluate our trends by comparing the costs as a percentage of restaurant sales and operating revenue, as well as the absolute dollar change, to the comparable prior year period.

Fiscal 2011 Franchise Restaurant Acquisitions

The table below shows operating results attributable to the restaurants acquired from franchisees in fiscal 2011 that are included in our Condensed Consolidated Statements of Operations for the 13 and 26 weeks ended November 29, 2011 and November 30, 2010 (in thousands).  Amounts shown for the 13 and 26 weeks ended November 29, 2011 include results for all 109 restaurants acquired during fiscal 2011 while amounts shown for the 13 and 26 weeks ended November 30, 2010 include results for the 23 restaurants acquired during the first two quarters of fiscal 2011 (from August 4, 2010 or October 13, 2010, the dates of acquisition, through November 30, 2010).

	(Unaudited)
	Thirteen weeks ended		Twenty-six weeks ended
	November 29, 2011	November 30, 2010	November 29, 2011	November 30, 2010
Total revenue	$41,271	$10,191	$86,891	$13,327

Cost of merchandise	12,243	2,954	25,637	3,826
Payroll and related costs	15,128	3,441	30,964	4,403
Other restaurant operating costs	9,010	2,391	18,775	3,104
Depreciation	2,183	698	4,267	817
Selling, general, and administrative, net	2,762	630	5,848	798
	41,326	10,114	85,491	12,948
(Loss)/income before income taxes	$(55)	$77	$1,400	$379

See Note D to the Condensed Consolidated Financial Statements for supplemental pro forma information for the 13 and 26 weeks ended November 30, 2010 as if the 106 restaurants acquired during fiscal 2011 from franchise partnerships had occurred on June 2, 2010.

Cost of Merchandise

Cost of merchandise increased $7.0 million (8.3%) to $91.6 million for the 13 weeks ended November 29, 2011, from the corresponding period of the prior year.  As a percentage of restaurant sales and operating revenue, cost of merchandise increased from 29.3% to 29.9%.  Excluding the $9.3 million increase from the 109 restaurants acquired in fiscal 2011, cost of merchandise decreased $2.3 million.

Cost of merchandise increased $19.5 million (11.5%) to $189.1 million for the 26 weeks ended November 29, 2011, from the corresponding period of the prior year.  As a percentage of restaurant sales and operating revenue, cost of merchandise increased from 28.8% to 29.8%.  Excluding the $21.8 million increase from the 109 restaurants acquired in fiscal 2011, cost of merchandise decreased $2.3 million.

For the 13 and 26 weeks ended November 29, 2011, the decrease in absolute dollars not attributable to the restaurant acquisitions is primarily a result of the 4.2% decrease in same-restaurant sales for both periods.

As a percentage of restaurant sales and operating revenue, the increase for the 13 and 26 weeks ended November 29, 2011 is due primarily to the impact on net sales of increased value-focused promotional activity, rollout of the endless garden bar with the purchase of an entrée at several of our restaurants during the second quarter of the current year, and, for the 26-week period, the rollout of garlic cheese biscuits at the end of the first quarter of fiscal 2011.

Payroll and Related Costs

Payroll and related costs increased $8.0 million (8.0%) to $107.8 million for the 13 weeks ended November 29, 2011, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, payroll and related costs increased from 34.5% to 35.2%.  Excluding the $11.7 million increase from the 109 restaurants acquired in fiscal 2011, payroll and related costs decreased $3.7 million.

Payroll and related costs increased $20.8 million (10.4%) to $220.8 million for the 26 weeks ended November 29, 2011, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, payroll and related costs increased from 33.9% to 34.8%.  Excluding the $26.6 million increase from the 109 restaurants acquired in fiscal 2011, payroll and related costs decreased $5.8 million.

For the 13 and 26 weeks ended November 29, 2011, the decrease in absolute dollars not attributable to the restaurant acquisitions is primarily a result of new staffing guidelines for certain positions in our restaurants and lowered staffing levels attributable to reduced guest traffic from the same periods of the prior year.

As a percentage of restaurant sales and operating revenue, the increase in payroll and related costs for both the 13 and 26 weeks ended November 29, 2011 is due to higher management labor as a result of merit increases during the current year, minimum wage increases in several states since the prior year periods, and higher FUTA tax owed following the failure of several states to repay the federal government for unemployment insurance loans, coupled with the impact on net sales of increased value-focused promotional activity and loss of leveraging with lower sales volumes.

Other Restaurant Operating Costs

Other restaurant operating costs increased $4.3 million (7.0%) to $65.4 million for the 13-week period ended November 29, 2011, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, these costs increased from 21.2% to 21.4%.  Excluding the $6.6 million increase from the 109 restaurants acquired in fiscal 2011, other restaurant operating costs decreased $2.3 million.

Other restaurant operating costs increased $13.3 million (11.0%) to $134.1 million for the 26-week period ended November 29, 2011, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, these costs increased from 20.5% to 21.1%.  Excluding the $15.7 million increase from the 109 restaurants acquired in fiscal 2011, other restaurant operating costs decreased $2.4 million.

For the 13 weeks ended November 29, 2011, the decrease in other restaurant operating costs not attributable to the restaurant operations of the acquired franchise partnership restaurants related to the following (in thousands):

Insurance	$732
Utilities	694
Supplies	517
Other decreases	404
Net decrease	$2,347

For the 13-week period ended November 29, 2011, the absolute dollar change not directly attributable to the operations of 109 restaurants acquired from franchisees was a result of reductions in insurance expense due to favorable general liability claims experience, utilities expense based on more favorable rates, and supplies expense in part because of negotiated savings from vendors since the same quarter of the prior year.

For the 26 weeks ended November 29, 2011, the decrease in other restaurant operating costs not attributable to the restaurant operations of the acquired franchise partnership restaurants related to the following (in thousands):

Supplies	$1,451
Utilities	1,141
Insurance	912
Other taxes	755
Income from company-owned life insurance	503
Net gain on franchise acquisitions	(1,660)
Other increases	(715)
Net decrease	$2,387

For the 26-week period ended November 29, 2011, the absolute dollar change not directly attributable to the operations of 109 restaurants acquired from franchisees was a result of reductions in supplies and utilities expense for similar reasons as noted above in the 13-week period explanation, a decrease in insurance expense primarily due to property insurance proceeds received during the first quarter of the current year relating to storm damage at two of our restaurants, lower other taxes as a result of a reduction in the franchise tax base, and accrued income relating to the death benefit from a company-owned life insurance policy.  Partially offsetting these are net gains on restaurant acquisitions recorded during the prior year as further discussed in Note D to the Condensed Consolidated Financial Statements.

For the 13- and 26-week periods ended November 29, 2011, the increase in other restaurant operating costs as a percentage of restaurant sales and operating revenue is primarily due to the impact on net sales of increased value-focused promotional activity.

Depreciation

Depreciation expense increased $0.8 million (5.1%) to $16.4 million for the 13-week period ended November 29, 2011, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, depreciation expense was consistent with the same quarter of the prior year at 5.4%. Excluding the $1.5 million increase from the 109 restaurants acquired in fiscal 2011, depreciation expense decreased $0.7 million.

Depreciation expense increased $2.0 million (6.4%) to $32.7 million for the 26-week period ended November 29, 2011, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, this expense decreased from 5.2% to 5.1%. Excluding the $3.5 million increase from the 109 restaurants acquired in fiscal 2011, depreciation expense decreased $1.5 million.

In terms of both absolute dollars and as a percentage of restaurant sales and operating revenue, the increase for the 13- and 26-week periods ended November 29, 2011 is due to depreciation on the restaurants acquired from franchisees in fiscal 2011, which was partially offset by reduced depreciation on assets that became fully depreciated or were retired from service since the same periods of the prior year.

Selling, General and Administrative Expenses, Net

Selling, general and administrative expenses, net of support service fee income, increased $2.1 million (10.1%) to $23.4 million for the 13-week period ended November 29, 2011, as compared to the corresponding period in the prior year.  Excluding the $2.1 million increase from the 109 restaurants acquired in fiscal 2011, other restaurant operating costs increased by a negligible amount.

Selling, general and administrative expenses, net of support service fee income, increased $6.4 million (14.6%) to $50.2 million for the 26-week period ended November 29, 2011, as compared to the corresponding period in the prior year.  Excluding the $5.1 million increase from the 109 restaurants acquired in fiscal 2011, other restaurant operating costs increased $1.3 million.

The increase for the 13- and 26-week periods ended November 29, 2011 is due to higher advertising costs ($1.6 million and $7.0 million, respectively) primarily as a result of increased television advertising, coupled with higher general and administrative expense ($0.6 million) for the 13-week period and offset by lower general and administrative expense ($0.6 million) for the 26-week period.  The increase in general and administrative expense for the 13-week period was due primarily to higher consulting fees, primarily relating to cost control projects, partially offset by reductions in bonus expense based on current expectations.  The decrease in general and administrative expense for the 26-week period was due primarily to reductions in bonus expense, as previously mentioned, and lower share-based compensation expense as a result of the inclusion within a portion of the fiscal 2012 share-based compensation award of performance conditions for which we expect less than full achievement, compared to the prior year share-based compensation award which contained only service conditions.  These decreases were partially offset by higher management labor and consulting fees and reductions in franchise support service fee income due to the acquisition of 109 franchise restaurants in the prior year.

Closures and Impairments

Closures and impairments expense increased $0.3 million to $0.7 million for the 13-week period ended November 29, 2011, as compared to the corresponding period of the prior year.  The increase for the 13-week period is due primarily to higher restaurant impairment charges ($0.6 million) and other closing costs ($0.2 million) offset by lower closed restaurant lease reserve expense ($0.5 million) and higher gains during the current year period on the sale of surplus properties ($0.1 million).

Closures and impairments expense decreased $1.0 million to $1.1 million for the 26-week period ended November 29, 2011, as compared to the corresponding period of the prior year.  The decrease for the 26-week period is due primarily to lower closed restaurant lease reserve expense ($0.7 million), reductions in restaurant impairment charges ($0.5 million), and higher gains during the current year on the sale of surplus properties ($0.1 million).  These were partially offset by higher other closing costs ($0.3 million).

See Note I to our Condensed Consolidated Financial Statements for further information on our closures and impairment charges recorded during the first two quarters of fiscal 2012 and 2011.

Equity in Earnings of Unconsolidated Franchises

As of November 30, 2010, we held 50% equity investments in each of five franchise partnerships, which collectively operated 60 Ruby Tuesday restaurants.

Our equity in the earnings of those unconsolidated franchises was negligible and $0.2 million for the 13 and 26 weeks ended November 30, 2010, respectively.  We acquired all five of the franchise partnerships during the remainder of fiscal 2011.

Interest Expense, Net

Net interest expense increased $1.4 million to $4.0 million for the 13 weeks ended November 29, 2011, as compared to the corresponding period in the prior year, primarily due to higher mortgage loan obligations outstanding due to the acquisition of 109 restaurants from the franchise partnerships in fiscal 2011.  Net interest expense increased $2.9 million to $7.9 million for the 26-week period ended November 29, 2011, as compared to the corresponding period in the prior year, primarily for the same reasons mentioned above.

(Benefit)/Provision for Income Taxes

The effective tax rate for the current quarter was (14.6)% compared to 13.3% for the same period of the prior year.  The effective tax rate was 42.8% for the 26-week period ended November 29, 2011 compared to 20.5% for the corresponding period of the prior year.  The change in the effective tax rate for the 13-week period ended November 29, 2011 was attributable to an increase in unrecognized tax benefits and a decrease in FICA Tip and Work Opportunity Tax Credits recognized for the quarter.  The increase in the effective tax rate for the 26-week period ended November 29, 2011 was attributable to an increase in unrecognized tax benefits partially offset by a higher percentage benefit for FICA Tip and Work Opportunity Tax Credits as a result of lower pretax income for the current quarter compared to the same period of the prior year.

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

In our Annual Report on Form 10-K for the year ended May 31, 2011, we identified our critical accounting policies related to business combinations, impairment of long-lived assets, share-based employee compensation, revenue recognition for franchisees, income tax valuation allowances and tax accruals, lease obligations, and estimated liability for self-insurance.  During the first 26 weeks of fiscal 2012, there have been no changes in our critical accounting policies.

Liquidity and Capital Resources:

Cash and cash equivalents decreased by $0.8 million and $1.4 million during the first 26 weeks of fiscal 2012 and 2011, respectively.  The change in cash and cash equivalents is as follows (in thousands):

	Twenty-six weeks ended
	November 29,	November 30,
	2011	2010
Cash provided by operating activities	$36,985	$32,793
Cash used by investing activities	(17,882)	(14,126)
Cash used by financing activities	(19,939)	(20,038)
Decrease in cash and cash equivalents	$(836)	$(1,371)

Operating Activities

Our cash provided by operations is generally derived from cash receipts generated by our restaurant customers and franchisees.  Substantially all of the $635.1 million and $589.6 million of restaurant sales and operating revenue disclosed in our Condensed Consolidated Statements of Operations for the 26 weeks ended November 29, 2011 and November 30, 2010, respectively, was received in cash either at the point of sale or within two to four days (when our guests paid with debit or credit cards).  Our primary uses of cash for operating activities are food and beverage purchases, payroll and benefit costs, restaurant operating costs, general and administrative expenses, and marketing, a significant portion of which are incurred and paid in the same period.

Cash provided by operating activities for the first 26 weeks of fiscal 2012 increased $4.2 million (12.8%) from the corresponding period in the prior year to $37.0 million.  The increase is due to a reduction in cash paid for income taxes ($4.9 million) and decreasing growth in the amounts spent to acquire inventory, which was partially offset by higher cash paid for interest ($3.5 million) due to higher debt outstanding during the current year as a result of franchise acquisitions in fiscal 2011.

Our working capital deficiency and current ratio as of November 29, 2011 were $33.1 million and 0.7:1, respectively.  As is common in the restaurant industry, we carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset) or debt reduction (a long-term liability) and receivable and inventory levels are generally not significant.

Investing Activities

We require capital principally for the maintenance and upkeep of our existing restaurants, limited new or converted restaurant construction, investments in technology, equipment, remodeling of existing restaurants, and on occasion for the acquisition of franchisees or other restaurant concepts.  Property and equipment expenditures purchased with internally generated cash flows for the 26 weeks ended November 29, 2011 were $20.7 million.

Capital expenditures for the remainder of the fiscal year are projected to be approximately $12.0 to $16.0 million based on our planned improvements for existing restaurants and our expectation that we will open approximately five to seven Lime restaurants, and convert approximately four to six Company-owned Ruby Tuesday concept restaurants to the Marlin & Ray’s or Truffles concepts during the remainder of fiscal 2012.  We intend to fund our investing activities with cash provided by operations or borrowings on our Credit Facility.

As discussed further in Note D to the Condensed Consolidated Financial Statements, during the first 26 weeks of fiscal 2011, we spent $1.8 million, plus assumed debt, to acquire the remaining membership interests of two franchise partnerships which collectively operated 20 restaurants and three restaurants from a traditional domestic franchise.

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

On December 1, 2010, we entered into a five-year revolving credit agreement, the Credit Facility.  Under the original terms of the Credit Facility, we were allowed to borrow up to $320.0 million with the option to increase our capacity by $50.0 million to $370.0 million.  On July 19, 2011, we entered into an amendment of the Credit Facility to increase the amount of the optional additional revolving commitments available from $50.0 million to $60.0 million, thereby increasing the maximum aggregate revolving commitment amount under the Credit Facility from $370.0 million to $380.0 million.   On the same date, we exercised our option to increase the revolving commitments from $320.0 million to $380.0 million pursuant to new lender commitment agreements with the existing lenders and an additional new lender.

The terms of the Credit Facility provide for a $40.0 million swingline subcommitment and a $50.0 million letter of credit subcommitment.  The Credit Facility also includes a $50.0 million franchise facility subcommitment, which covered our guarantees of debt of the franchise partners (the “Franchise Facility Subcommitment”).  All amounts guaranteed under the Franchise Facility Subcommitment were settled during fiscal 2011.

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

Under the terms of the Credit Facility, we had borrowings of $182.0 million with an associated floating rate of interest of 2.58% at November 29, 2011.  As of May 31, 2011, we had $177.0 million outstanding with an associated floating rate of interest of 2.27%.  After consideration of letters of credit outstanding, we had $188.7 million available under the Credit Facility as of November 29, 2011.  The Credit Facility will mature on December 1, 2015.

The Credit Facility contains financial covenants relating to the maintenance of leverage and fixed charge coverage ratios and minimum net worth.  We were in compliance with our debt covenants as of November 29, 2011 and the date of this filing.

On April 3, 2003, we issued notes totaling $150.0 million through a private placement of debt (the “Private Placement”).  On December 1, 2010, we entered into an amendment of the notes issued in the Private Placement (the “Note Amendment”).  Among other changes, this amendment conformed the covenants in this agreement to the covenants contained in the Credit Facility discussed above.

At November 29, 2011 and May 31, 2011, the Private Placement consisted of $44.4 million in notes with an interest rate of 7.17% (the “Series B Notes”).  The Series B Notes mature on April 1, 2013, and thus have been classified as non-current in our November 29, 2011 and May 31, 2011 Condensed Consolidated Balance Sheets.

Our $115.5 million in mortgage loan obligations as of November 29, 2011 consists of various loans acquired upon franchise acquisitions.  These loans, which mature between December 2011 and March 2024, have balances which range from negligible to $8.5 million and interest rates of 3.35% to 11.28%.  Many of the properties acquired from franchisees collateralize the loans outstanding.

During the 26 weeks ended November 29, 2011, we spent $18.4 million to repurchase 2.0 million shares of RTI common stock.  As of November 29, 2011, the total number of remaining shares authorized to be repurchased was 5.9 million.  No shares were repurchased during the first two quarters of the prior year.

During the remainder of fiscal 2012, we expect to fund operations, capital expansion, stock repurchases, and any other investments from operating cash flows, our Credit Facility, and proceeds from sale-leaseback transactions.

Significant Contractual Obligations and Commercial Commitments

Long-term financial obligations were as follows as of November 29, 2011 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Notes payable and other long-term debt, including
current maturities (a)	$115,715	$17,357	25,947	29,609	$42,802
Revolving credit facility (a)	182,000	–	–	182,000	–
Unsecured senior notes
(Series B) (a)	44,442	–	44,442	–	–
Interest (b)	41,593	11,057	14,260	8,667	7,609
Operating leases (c)	357,268	44,197	79,407	63,583	170,081
Purchase obligations (d)	96,310	44,481	30,433	19,651	1,745
Pension obligations (e)	39,249	11,162	6,011	5,039	17,037
Total (f)	$876,577	$128,254	200,500	308,549	$239,274

(a)	See Note H to the Condensed Consolidated Financial Statements for more information.
(b)
Amounts represent contractual interest payments on our fixed-rate debt instruments.  Interest payments on our variable-rate revolving credit facility and variable-rate notes payable with balances of $182.0 million and $14.6 million, respectively, as of November 29, 2011 have been excluded from the amounts shown above, primarily because the balance outstanding under the Credit Facility, described further in Note H of the Condensed Consolidated Financial Statements,  fluctuates daily.  Additionally, the amounts shown above include interest payments on the Series B Notes at the current interest rates of 7.17%, respectively.

(c)
This amount includes operating leases totaling $2.3 million for which sublease income from franchisees or others is expected.  Certain of these leases obligate us to pay maintenance costs, utilities, real estate taxes, and insurance, which are excluded from the amounts shown above.  See Note G to the Condensed Consolidated Financial Statements for more information.

(d)	The amounts for purchase obligations include commitments for food items and supplies, advertising, utility contracts, and other miscellaneous commitments.
(e)	See Note J to the Condensed Consolidated Financial Statements for more information.
(f)	This amount excludes $5.1 million of unrecognized tax benefits due to the uncertainty regarding the timing of future cash outflows associated with such obligations.

Commercial Commitments as of November 29, 2011 (in thousands):

Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	Years	years	Years
Letters of credit	$ 9,284	$ 9,284	$ –	$ –	$ –
Divestiture guarantees	5,687	1,386	963	898	2,440
Total	$ 14,971	$ 10,670	$ 963	$ 898	$ 2,440

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

Known Events, Uncertainties and Trends:

Goodwill Impairment Evaluation

Our goodwill, which totaled $15.6 million at November 29, 2011, is not amortized.  We perform tests for impairment annually (as of the end of our third fiscal quarter), or more frequently if events or circumstances indicate it might be impaired.  Impairment tests for goodwill include comparing the fair value of the respective reporting unit with its carrying value, including goodwill.  We use a variety of methodologies in conducting these impairment assessments, including cash flow analyses that are consistent with the assumptions we believe hypothetical marketplace participants would use, estimates of sales proceeds and other measures, such as fair market price of our common stock, as evidenced by closing trading price.  Where applicable, we use an appropriate discount rate that is commensurate with the risk inherent in the projected cash flows.

In early August 2011, the closing trading price of our common stock fell below our net book value per share and has remained there since.   Despite our belief that this is temporary, we did perform additional procedures to analyze the carrying value of our goodwill, including a review of Company cash flows and market multiples associated with recent restaurant transactions.  Based on our assessment, we concluded that there was no impairment of goodwill at November 29, 2011.

As required by our policy, we will perform our annual goodwill impairment procedures as of the end of our third fiscal quarter.  If market conditions at either the restaurant store level or system-wide deteriorate, or if operating results decline further, we may be required to record impairment charges.

Sale-Leaseback Transactions

Over the next two to three fiscal quarters, we will be pursuing sale-leaseback transactions on a portion of our real estate in order to create greater financial flexibility and communicate to investors the significant market value of our owned real estate portfolio in relation to our peer group.  We are targeting to raise approximately $50.0 million of gross proceeds from these transactions to be utilized for opportunistic share repurchases and debt reduction.

On December 30, 2011, we completed a sale-leaseback transaction of a Company-owned restaurant for gross cash proceeds of $2.3 million.  The carrying value of the property was $1.5 million at the time of sale.  Any gains recorded on this and future sale-leaseback transactions will be deferred and recognized on a straight-line basis over the terms of the leases.

Financial Strategy and Stock Repurchase Plan

Our financial strategy is to utilize a prudent amount of debt, including operating leases, letters of credit, and any guarantees, to minimize the weighted average cost of capital while allowing financial flexibility.  This strategy has periodically allowed us to repurchase RTI common stock.  During the first two quarters of fiscal 2012, we repurchased 2.0 million shares of RTI common stock at an aggregate cost of $18.4 million.  As of November 29, 2011, the total number of remaining shares authorized to be repurchased was 5.9 million.  To the extent not funded with cash from operating activities and proceeds from stock option exercises, additional repurchases, if any, may be funded by borrowings on the Credit Facility.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices.  The interest rate charged on our Credit Facility can vary based on the interest rate option we choose to utilize.  Our Base Rate for borrowings is defined to be the higher of Bank of America’s prime lending rate, the Federal Funds Rate plus 0.5%, or an adjusted LIBO Rate plus 1.00%, plus an applicable margin ranging from 0.25% to 1.25%.  The applicable margin for our Eurodollar Borrowings ranges from 1.25% to 2.25%.  As of November 29, 2011, the total amount of outstanding debt subject to interest rate fluctuations was

$196.6 million.  A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of $2.0 million per year, assuming a consistent capital structure.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of November 29, 2011.

Changes in Internal Controls

During the fiscal quarter ended November 29, 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business, including claims relating to injury or wrongful death under “dram shop” laws, workers’ compensation and employment matters, claims relating to lease and contractual obligations, and claims from guests alleging illness or injury.  We provide reserves for such claims when payment is probable and estimable in accordance with U.S. generally accepted accounting principles.  At this time, in the opinion of management, the ultimate resolution of pending legal proceedings will not have a material adverse effect on our consolidated operations, financial position, or cash flows.  See Note N to the Condensed Consolidated Financial Statements for further information about our legal proceedings as of November 29, 2011.

ITEM 1A.

RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended May 31, 2011 in Part I, Item 1A. Risk Factors.  There have been no material changes from the risk factors previously disclosed in our Form 10-K.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From time to time our Board of Directors has authorized the repurchase of shares of our common stock as a means to return excess capital to our shareholders.  The timing, price, quantity and manner of the purchases have been made at the discretion of management, depending upon market conditions and the restrictions contained in our loan agreements.  As of November 29, 2011, 5.9 million shares remained available for purchase under existing programs.  We did not repurchase any shares of RTI common stock during the 13 weeks ended November 29, 2011.  During the first quarter of fiscal 2012, we spent $18.4 million to repurchase 2.0 million shares of RTI common stock.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.  There were no unregistered sales of equity securities during the 13 and 26 weeks ended November 29, 2011.

ITEM 6.

EXHIBITS

The following exhibits are filed as part of this report:

 Exhibit No.

10.1		Form of Director Restricted Stock Award.

10.2		Second Amendment, dated as of January 5, 2012, to the Ruby Tuesday, Inc. Stock Incentive and
Deferred Compensation Plan for Directors (Amended and Restated as of October 8, 2008).

10.3		Third Amendment, dated as of July 20, 2011, to the Ruby Tuesday, Inc. 2003 Stock Incentive Plan.

10.4		Fourth Amendment, dated as of January 5, 2012, to the Ruby Tuesday, Inc. 2003 Stock Incentive
Plan.

31.1		Certification of Samuel E. Beall, III, Chairman of the Board, President, and Chief Executive Officer.

31.2		Certification of Marguerite N. Duffy, Senior Vice President, Chief Financial Officer.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

10	1.INS	XBRL Instance Document.

10	1.SCH	XBRL Schema Document.

10	1.CAL	XBRL Calculation Linkbase Document.

10	1.LAB	XBRL Labels Linkbase Document.

10	1.PRE	XBRL Presentation Linkbase Document.

10	1.DEF	XBRL Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.
(Registrant)

Date: January 6, 2012	BY: /s/ MARGUERITE N. DUFFY —————————————— Marguerite N. Duffy Senior Vice President and Chief Financial Officer and Principal Accounting Officer