Form 10-Q
period 2012-02-28
RUBY TUESDAY INC
filed 2012-04-06
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  February 28, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

63,791,178
(Number of shares of common stock, $0.01 par value, outstanding as of April 3, 2012)

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

PART I — FINANCIAL INFORMATION
ITEM 1.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	FEBRUARY 28,	MAY 31,
	2012	2011

Assets	(NOTE A)
Current assets:
Cash and short-term investments	$8,862	$9,722
Accounts receivable	6,942	7,531
Inventories:
Merchandise	23,804	25,627
China, silver and supplies	9,501	8,843
Income tax receivable	710	3,077
Deferred income taxes	12,739	14,429
Prepaid rent and other expenses	13,844	12,797
Assets held for sale	39,077	1,340
Total current assets	115,479	83,366

Property and equipment, net	956,152	1,031,151
Goodwill	16,919	15,571
Other assets	54,060	56,938
Total assets	$1,142,610	$1,187,026
Liabilities & shareholders’ equity
Current liabilities:
Accounts payable	$27,112	$29,807
Accrued liabilities:
Taxes, other than income and payroll	11,132	13,695
Payroll and related costs	29,448	27,559
Insurance	7,069	6,581
Deferred revenue – gift cards	11,776	8,731
Rent and other	21,274	17,861
Current portion of long-term debt, including capital leases	14,620	15,090
Total current liabilities	122,431	119,324

Long-term debt and capital leases, less current maturities	292,628	329,184
Deferred income taxes	37,805	42,923
Deferred escalating minimum rent	46,134	44,291
Other deferred liabilities	59,189	59,591
Total liabilities	558,187	595,313

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; (authorized: 100,000 shares;
issued: 63,791 shares at 2/28/12; 65,098 shares at 5/31/11)	638	651
Capital in excess of par value	91,113	104,941
Retained earnings	504,801	499,173
Deferred compensation liability payable in
Company stock	1,487	1,556
Company stock held by Deferred Compensation Plan	(1,487)	(1,556)
Accumulated other comprehensive loss	(12,129)	(13,052)
Total shareholders’ equity	584,423	591,713

Total liabilities & shareholders’ equity	$1,142,610	$1,187,026

                   The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	FEBRUARY 28,	MARCH 1,	FEBRUARY 28,	MARCH 1,
	2012	2011	2012	2011

Revenue:	(NOTE A)		(NOTE A)

Restaurant sales and operating revenue	$323,464	$317,158	$958,521	$906,745
Franchise revenue	1,363	1,905	4,104	5,455
	324,827	319,063	962,625	912,200
Operating costs and expenses:
Cost of merchandise	93,084	92,780	282,221	262,410
Payroll and related costs	111,881	106,205	332,645	306,170
Other restaurant operating costs	63,299	65,711	197,383	186,512
Depreciation	16,239	15,597	48,939	46,338
Selling, general and administrative, net	22,925	18,449	73,087	62,229
Closures and impairments	12,317	783	13,415	2,869
Equity in losses of unconsolidated
franchises		879		649
Interest expense, net	3,850	3,114	11,793	8,133
	323,595	303,518	959,483	875,310
Income before income taxes	1,232	15,545	3,142	36,890
(Benefit)/provision for income taxes	(3,304)	(455)	(2,486)	3,928

Net income	$4,536	$16,000	$5,628	$32,962

Earnings per share:

Basic	$0.07	$0.25	$0.09	$0.52

Diluted	$0.07	$0.25	$0.09	$0.51

Weighted average shares:

Basic	62,643	64,177	62,999	63,956

Diluted	63,053	65,237	63,503	64,849

Cash dividends declared per share	$-	$-	$-	$-

                 The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

(UNAUDITED)

	THIRTY-NINE WEEKS ENDED
	FEBRUARY 28, 2012	MARCH 1, 2011

	(NOTE A)
Operating activities:
Net income	$5,628	$32,962
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	48,939	46,338
Amortization of intangibles	1,550	777
Provision for bad debts	20	437
Deferred income taxes	(5,179)	(1,902)
Loss on impairments, including disposition of assets	12,144	2,786
Equity in losses of unconsolidated franchises		649
Share-based compensation expense	4,448	6,745
Excess tax benefits from share-based compensation	(31)	(599)
Gain on franchise partnership acquisitions, net of settlement losses	(420)	(6,789)
Other	462	724
Changes in operating assets and liabilities:
Receivables	(946)	317
Inventories	1,165	(7,043)
Income taxes	2,367	(3,122)
Prepaid and other assets	(922)	(908)
Accounts payable, accrued and other liabilities	6,807	5,118
Net cash provided by operating activities	76,032	76,490

Investing activities:
Purchases of property and equipment	(29,112)	(18,319)
Acquisition of franchise and other entities		(4,369)
Proceeds from disposal of assets	5,330	4,721
Reductions in Deferred Compensation Plan assets	217	498
Insurance proceeds from property claims	1,548
Other, net	(429)	(899)
Net cash used by investing activities	(22,446)	(18,368)

Financing activities:
Net payments on revolving credit facility	(22,000)	(43,700)
Principal payments on other long-term debt	(14,220)	(14,767)
Stock repurchases	(18,441)
Proceeds from exercise of stock options	184	1,903
Excess tax benefits from share-based compensation	31	599
Payments for debt issuance costs		(2,812)
Net cash used by financing activities	(54,446)	(58,777)

Decrease in cash and short-term investments	(860)	(655)
Cash and short-term investments:
Beginning of year	9,722	9,569
End of year	$8,862	$8,914

Supplemental disclosure of cash flow information:
Cash paid/(received) for:
Interest, net of amount capitalized	$12,195	$7,874
Income taxes, net	$1,571	$6,911
Significant non-cash investing and financing activities:
Retirement of fully depreciated assets	$14,606	$13,393
Reclassification of properties to assets held for sale or receivables	$40,808	$3,851
Assumption of debt and capital leases related to franchise
partnership acquisitions		$128,594
Liability for claim settlements and insurance receivables	$(260)	$(2,189)

                 The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” “we” or the “Company”), owns and operates Ruby Tuesday®, Lime Fresh Mexican Grill®, Marlin & Ray’s™, Truffles®, and Wok Hay® casual dining restaurants.  We also franchise the Ruby Tuesday concept in select domestic and international markets.  The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Operating results for the 13- and 39-week periods ended February 28, 2012 are not necessarily indicative of results that may be expected for the year ending June 5, 2012.

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

NOTE B – EARNINGS PER SHARE AND STOCK REPURCHASES

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented.  Diluted earnings per share gives effect to stock options and restricted stock outstanding during the applicable periods.  The following table shows the calculation of weighted average common and dilutive potential common shares outstanding as presented in the accompanying Condensed Consolidated Statements of Income (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	February 28, 2012	March 1, 2011	February 28, 2012	March 1, 2011
Net income	$4,536	$16,000	$5,628	$32,962

Weighted average common
shares outstanding	62,643	64,177	62,999	63,956
Dilutive effect of stock
options and restricted stock	410	1,060	504	893
Weighted average common
and dilutive potential
common shares outstanding	63,053	65,237	63,503	64,849
Basic earnings per share	$0.07	$0.25	$0.09	$0.52
Diluted earnings per share	$0.07	$0.25	$0.09	$0.51

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

	Thirteen weeks ended		Thirty-nine weeks ended
	February 28, 2012	March 1, 2011	February 28, 2012	March 1, 2011
Stock options	2,564	2,326	2,237	2,810
Restricted shares	917	388	905	439
Total	3,481	2,714	3,142	3,249

During the first quarter of fiscal 2012, we repurchased 2.0 million shares of our common stock at a cost of $18.4 million.  As of February 28, 2012, the total number of remaining shares authorized by our Board of Directors to be repurchased was 5.9 million.  No shares were repurchased during the quarter ended February 28, 2012.

NOTE C – FRANCHISE PROGRAMS

As of February 28, 2012, our traditional domestic and international franchisees collectively operated 85 Ruby Tuesday restaurants.  We do not own any equity interest in our traditional franchisees.  As discussed further in Note D to the Condensed Consolidated Financial Statements, during fiscal 2011 we acquired the remaining membership interests of 11 franchise partnerships which operated 105 Ruby Tuesday restaurants, an additional Ruby Tuesday restaurant from a twelfth franchise partnership, and three Ruby Tuesday restaurants from a traditional domestic franchise.

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

In addition to the advertising fee discussed above, our franchise agreements allow us to charge up to a 1.5% support service fee and a 1.5% marketing and purchasing fee.  For the 13 and 39 weeks ended February 28, 2012 and March 1, 2011, we recorded $0.1 million and $0.8 million, respectively in fiscal 2012, and $0.9 million and $2.7 million, respectively in fiscal 2011, in support service and marketing and purchasing fees, which were an offset to Selling, general and administrative, net in our Condensed Consolidated Statements of Income.

NOTE D – FISCAL 2011 BUSINESS AND LICENSE ACQUISITIONS

As part of our strategy to generate incremental revenue and EBITDA through new concept conversions and franchise partnership acquisitions, as discussed below, during fiscal 2011 we acquired 109 Ruby Tuesday restaurants, including 106 purchased from certain of our franchise partnerships and three purchased from a traditional domestic franchisee.  Of these 109 Ruby Tuesday restaurants, 96 restaurants were acquired as a result of the following acquisitions during the first three quarters of fiscal 2011.

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

On February 2, 2011, we acquired the remaining 50% of the membership interests of RT Western Missouri Franchise, LLC; RT Omaha Franchise, LLC; RT KCMO Franchise, LLC (“RT KCMO”); and RT St. Louis Franchise, LLC (“RT St. Louis”); and the remaining 99% of the membership interests of RT Indianapolis Franchise, LLC; RT Portland Franchise, LLC; and RT Denver Franchise, LP; thereby increasing our ownership to 100% of these seven companies.  These franchise partnerships collectively operated 72 restaurants at the time of acquisition, and were acquired for $0.5 million plus assumed debt.  As further consideration for these transactions, we surrendered collection of notes receivable and lines of credit due from certain of these franchisees.  The notes and lines of credit, net of allowances for doubtful accounts, totaled $0.9 million at the time of the transactions.  At the time of acquisition, these franchise partnerships had total debt of $106.6 million, $3.8 million of which was payable to RTI.

On February 25, 2011, we acquired one Ruby Tuesday restaurant from RT Utah Franchise, LLC (“RT Utah”), a franchise partnership in which we had a 1% ownership interest, for $2.0 million.  Shortly before completion of this transaction, RT Utah closed its other five restaurants.

We acquired the remaining 13 restaurants during the final quarter of fiscal 2011, as follows.

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

The purchase prices of acquisitions during fiscal 2011 have been allocated based on fair value estimates as follows (in thousands):

	As Previously Reported	Adjustments	As Adjusted
Property and equipment	$137,075	$–	$137,075
Goodwill	15,571	1,348	16,919
Reacquired franchise rights	10,242	–	10,242
Other intangible assets, net of liabilities of $1,288	735	–	735
Deferred income taxes	380	(928)	(548)
Long-term debt and capital leases	(147,005)	–	(147,005)
Other net liabilities	(4,536)	–	(4,536)
Notes receivable	(1,529)	–	(1,529)
Net impact on Consolidated Balance Sheet	10,933	420	11,353

Gain on settlement of preexisting contracts, net	(4,906)	–	(4,906)
Gain on acquisitions	(1,770)	(420)	(2,190)
Net impact on Consolidated Statements of Income	(6,676)	(420)	(7,096)
Aggregate cash purchase prices	$4,257	$–	$4,257

The RT Long Island, RT St. Louis, and RT KCMO acquisitions were considered bargain purchases as the purchase prices were less than the values assigned to the assets and liabilities acquired.  For the 39 weeks ended March 1, 2011, a preliminary bargain purchase gain of $1.9 million, as well as a $4.9 million gain on settlement of preexisting contracts, was included in Other restaurant operating costs in our Condensed Consolidated Statements of Income.  The preliminary estimate of the gain on acquisitions was adjusted in the fourth quarter of fiscal 2011 and again in the third quarter of fiscal 2012 as additional information was received.

We recorded $16.9 million of goodwill due to the purchase price exceeding the estimated fair value of the net assets acquired in certain of the acquisitions.  Of the goodwill recorded, we anticipate that approximately $4.4 million will be nondeductible for tax purposes.

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

The table below shows operating results attributable to the restaurants acquired from franchisees in fiscal 2011 that are included in our Condensed Consolidated Statements of Income for the 13 and 39 weeks  ended February 28, 2012 and March 1, 2011 (in thousands).  Amounts shown for the 13 and 39 weeks ended February 28, 2012 include results for all 109 restaurants acquired during fiscal 2011 while amounts shown for the 13 and 39 weeks ended March 1, 2011 include results for the 96 restaurants acquired during the first three quarters of fiscal 2011 (from the dates of acquisition as mentioned above through March 1, 2011).

	(Unaudited)
	Thirteen weeks ended		Thirty-nine weeks ended
	February 28, 2012	March 1, 2011	February 28, 2012	March 1, 2011
Total revenue	$41,412	$19,649	$128,303	$32,975

Cost of merchandise	11,908	5,804	37,545	9,629
Payroll and related costs	14,884	6,578	45,848	10,981
Other restaurant operating costs	8,950	4,580	27,725	7,684
Depreciation	2,089	848	6,356	1,665
Selling, general, and administrative, net	2,384	1,009	8,232	1,807
	40,215	18,819	125,706	31,766
Income before income taxes	$1,197	$830	$2,597	$1,209

The following table presents supplemental pro forma information for the 13 and 39 weeks ended March 1, 2011 as if the 106 restaurants acquired during fiscal 2011 from franchise partnerships had occurred on June 2, 2010 for the 13 and 39 weeks ended March 1, 2011 (in thousands except per-share data):

	(Unaudited)
	Thirteen weeks ended	Thirty-nine weeks ended
	March 1, 2011	March 1, 2011

Total revenue	$345,061	$1,017,833
Net income	$15,171	$31,992
Basic earnings per share	$0.24	$0.50
Diluted earnings per share	$0.23	$0.49

The unaudited pro forma consolidated results were prepared using the acquisition method of accounting and are based on the historical financial information of RTI and the franchises, reflected in fiscal 2011 RTI and franchise results of operations.  The historical financial information has been adjusted to give effect to the pro forma events that are: (1) directly attributable to the acquisitions, (2) factually supportable and (3) expected to have a continuing impact on the combined results.  The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisitions on June 2, 2010.  In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings or otherwise improved profits associated with the acquisitions.  The unaudited pro forma consolidated results for the 13 and 39 weeks ended March 1, 2011 reflect the following pro forma pre-tax adjustments:

•	Elimination of the franchises’ historical intangible asset amortization expense (approximately $0.1 million and $0.2 million, respectively).
•	Elimination of RTI’s franchise revenue (approximately $0.1 million and $0.5 million, respectively).
•	Elimination of RTI’s support service fee income and marketing reimbursements (approximately $0.6 million and $1.9 million, respectively).
•	Elimination of RTI’s equity in losses of unconsolidated franchises (approximately $0.9 million and $0.6 million, respectively).

•	Elimination of RTI’s bad debt charges relating to notes receivable and lines of credit due from the acquired franchises (approximately $0.3 million and $0.2 million, respectively).
•	Additional amortization expense (approximately $0.2 million and $0.8 million, respectively) related to reacquired franchise rights.
•	Additional depreciation expense (approximately $0.1 million and $0.6 million, respectively) related to the fair value adjustments to property and equipment acquired.
•	Reduced interest expense (approximately $0.2 million and $0.8 million, respectively) related to the fair value adjustments of acquired franchise debt.
•	Elimination of acquisition-related expenses (approximately $0.1 million and $0.2 million, respectively).

All of the above adjustments were adjusted for the applicable tax impact, which for the above would be the statutory tax rate of 39.7%.  In addition, the pro forma net income and earnings per share amounts presented above reflect our estimates of the franchises’ FICA Tip and Work Opportunity Tax Credits for the portions of the fiscal year prior to the dates of acquisition.  These credits were $0.2 million and $0.6 million, respectively, for the 13 and 39 weeks ended March 1, 2011.

License Acquisitions
On September 13, 2010, we entered into a licensing agreement with LFMG International, LLC which allows us to operate multiple restaurants under the Lime Fresh Mexican Grill® (“Lime”) name.  Lime is a fast-casual Mexican concept that currently operates several restaurants primarily in the vicinity of Miami, Florida.  The Lime concept menu features items such as homemade tortilla chips, customizable nachos, flautas, salads, soups, fajitas, quesadillas, tacos, burritos, and salsa and guacamole.  Under the terms of the agreement, we paid an initial development fee of $1.0 million and agreed to pay a license agreement fee of $5,000 for each Lime restaurant we open, up to a maximum of 200 restaurants.  In addition, we agreed to pay a royalty fee of 2.0%, and an advertising fee of 1.0%, of gross sales of any Lime restaurant that we open.  As of February 28, 2012, we owned and operated three Lime restaurants.  As further discussed in Note Q to the Condensed Consolidated Financial Statements, subsequent to February 28, 2012, we initiated the acquisition of certain assets of Lime Fresh Mexican Grill, Inc. and certain of its affiliated companies for $24.0 million.  We expect this transaction to be completed during our fourth quarter of fiscal 2012.

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

Under the terms of the agreement, we will pay a licensing fee to Gourmet Market, Inc. of 2.0% of gross sales of any Truffles we open.  Additionally, we will pay Gourmet Market, Inc. a monthly fee for up to two years for consulting services to be provided by Price Beall to assist us in developing and opening Truffles restaurants under the terms of the licensing agreement.  During the first 12 months of the agreement we will pay $20,833 per month for such services.  During the second 12 months of the agreement we will pay either $20,833 per month if we have a communicated plan to develop three or more Truffles restaurants or $10,417 per month if we have a communicated plan to develop two or fewer Truffles restaurants.  Gourmet Market, Inc. has the option to terminate future development rights if we do not operate 18 or more Truffles restaurants within five years or 40 or more Truffles within 10 years of the effective date of the agreement.  Management has yet to determine if it will open 18 or more Truffles restaurants within five years or 40 or more Truffles within 10 years.  We opened our first Truffles in Atlanta, Georgia in December 2010 and our second in Orlando, Florida in November 2011.  During the 13 and 39 weeks ended February 28, 2012 and March 1, 2011, we paid Gourmet Market, Inc. $49,108 and $147,205, and $70,912 and $154,246, respectively, under the terms of the agreement.

NOTE E – ACCOUNTS RECEIVABLE

Accounts receivable – current consist of the following (in thousands):

	February 28, 2012	May 31, 2011

Rebates receivable	$846	$1,055
Amounts due from franchisees	2,625	2,506
Other receivables	3,471	3,970
	$6,942	$7,531

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

We defer recognition of franchise fee revenue for any franchise with negative cash flows at times when the negative cash flows are deemed to be anything other than temporary and the franchise has borrowed directly from us.  We also do not recognize franchise fee revenue from franchises with fees in excess of 60 days past due.  Accordingly, we have deferred recognition of a portion of franchise revenue from certain franchisees.  Unearned income for franchise fees was $2.1 million and $1.2 million as of February 28, 2012 and May 31, 2011, respectively, which is included in Other deferred liabilities and/or Accrued liabilities – rent and other in the Condensed Consolidated Balance Sheets.

As of February 28, 2012 and May 31, 2011, other receivables consisted primarily of amounts due for third-party gift card sales ($1.0 million and $1.3 million, respectively), amounts due from our distributor for purchases of lobster ($1.0 million and $0.7 million, respectively), and amounts due relating to insurance claims ($0.6 million and $1.2 million, respectively).  See Note F to the Condensed Consolidated Financial Statements for discussion of our lobster inventory.

NOTE F – INVENTORIES

Beginning in fiscal 2010, we have purchased lobster in advance of our needs and stored it in third-party facilities prior to our distributor taking possession of the inventory.  Once the lobster is moved to our distributor’s facilities, we transfer ownership to the distributor.  We later reacquire the inventory from our distributor upon its subsequent delivery to our restaurants.  Lobster purchases are included within merchandise inventory in our Condensed Consolidated Balance Sheets.  Our merchandise inventory was $23.8 million and $25.6 million as of February 28, 2012 and May 31, 2011, respectively.

NOTE G – PROPERTY, EQUIPMENT, ASSETS HELD FOR SALE, OPERATING LEASES, AND SALE-LEASEBACK TRANSACTIONS

Property and equipment, net, is comprised of the following (in thousands):

	February 28, 2012	May 31, 2011
Land	$241,091	$256,761
Buildings	478,283	512,177
Improvements	418,803	427,169
Restaurant equipment	273,853	279,319
Other equipment	94,230	93,944
Construction in progress and other*	24,061	28,077
	1,530,321	1,597,447
Less accumulated depreciation	574,169	566,296
	$956,152	$1,031,151

* Included in Construction in progress and other as of February 28, 2012 and May 31, 2011 are $19.1 million and $23.3 million, respectively, of assets held for sale that are not classified as such in the Condensed Consolidated Balance Sheets as we do not expect to sell these assets within the next 12 months.  These assets primarily consist of parcels of land upon which we have no intention to build restaurants.

Amounts included in assets held for sale at February 28, 2012 and May 31, 2011 totaled $39.1 million and $1.3 million, respectively, primarily consisting of operating restaurants expected to be sold in sale-leaseback transactions, parcels of land upon which we have no intention to build restaurants, land and buildings of closed restaurants, and various liquor licenses.  In addition to operating restaurants sold and leased back, as discussed below, during the 13 and 39 weeks ended February 28, 2012, we sold surplus properties with carrying values of $1.5 million and $2.9 million, respectively, at net gains of $0.1 million and $0.2 million, respectively.  Cash proceeds, net of broker fees, from these sales during the 13 and 39 weeks ended February 28, 2012 totaled $1.5 million and $3.1 million, respectively.  During the 13 and 39 weeks ended March 1, 2011, we sold surplus and other properties with carrying values of $3.9 million and $4.8 million, respectively, at net losses of $0.1 million for each period.  Cash proceeds, net of broker fees, from these sales during the 13 and 39 weeks ended March 1, 2011 totaled $3.8 million and $4.7 million, respectively.

Approximately 51% of our 740 Ruby Tuesday restaurants are located on leased properties.  Of these, approximately 66% are land leases only; the other 34% are for both land and building.  The initial terms of these leases expire at various dates over the next 25 years.  These leases may also contain required increases in minimum rent at varying times during the lease term and have options to extend the terms of the leases at a rate that is included in the original lease agreement.  Most of our leases require the payment of additional (contingent) rent that is based upon a percentage of restaurant sales above agreed upon sales levels for the year.  These sales levels vary for each restaurant and are established in the lease agreements.  We recognize contingent rental expense (in annual as well as interim periods) prior to the achievement of the specified target that triggers the contingent rental expense, provided that achievement of that target is considered probable.

Sale-Leaseback Transactions
During the 13 weeks ended February 28, 2012, we completed the sale-leaseback of the land and building for a Company-owned Ruby Tuesday concept restaurant for gross cash proceeds of $2.3 million, exclusive of transaction costs of approximately $0.1 million.  Equipment was not included. The carrying value of the property sold was $1.5 million.  The lease has been classified as an operating lease and has an initial term of 15 years, with renewal options of up to 20 years.  Net proceeds from the sale-leaseback transaction were used to pay down certain of our mortgage loan obligations.

We realized a gain on this transaction of $0.7 million, which has been deferred and is being recognized on a straight-line basis over the initial term of the lease.  The current and long-term portions of the deferred gain are included in Accrued liabilities- Rent and other and Other deferred liabilities, respectively, in our

February 28, 2012 Condensed Consolidated Balance Sheet.  Amortization of the deferred gains is included as a reduction to rent expense and is included within Other restaurant operating costs in our Condensed Consolidated Statements of Income for the 13 and 39 weeks ended February 28, 2012.

As of February 28, 2012, 21 of our Ruby Tuesday concept restaurant properties have been classified within Assets held for sale in our Condensed Consolidated Balance Sheet in anticipation of future sale-leaseback transactions.  These properties had carrying values of $35.1 million as of February 28, 2012.  See Note Q to the Condensed Consolidated Financial Statements for a discussion of sale-leaseback transactions which occurred subsequent to February 28, 2012 but prior to the date of the filing of this Quarterly Report on Form 10-Q.

NOTE H – LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

	February 28, 2012	May 31, 2011
Revolving credit facility	$155,000	$177,000
Series B senior notes,
due April 2013	44,442	44,442
Mortgage loan obligations	107,568	122,546
Capital lease obligations	238	286
	307,248	344,274
Less current maturities	14,620	15,090
	$292,628	$329,184

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

Under the terms of the Credit Facility, we had borrowings of $155.0 million with an associated floating rate of interest of 2.50% at February 28, 2012.  As of May 31, 2011, we had $177.0 million outstanding with an associated floating rate of interest of 2.27%.  After consideration of letters of credit outstanding, we had $215.7 million available under the Credit Facility as of February 28, 2012.  The Credit Facility will mature on December 1, 2015.

The Credit Facility contains financial covenants relating to the maintenance of leverage and fixed charge coverage ratios and minimum net worth.  We were in compliance with our debt covenants as of February 28, 2012 and the date of this filing.

On April 3, 2003, we issued notes totaling $150.0 million through a private placement of debt (the “Private Placement”).  On December 1, 2010, we entered into an amendment of the notes issued in the Private Placement.  Among other changes, this amendment conformed the covenants in this agreement to the covenants contained in the Credit Facility discussed above.

At February 28, 2012 and May 31, 2011, the Private Placement consisted of $44.4 million in notes with an interest rate of 7.17% (the “Series B Notes”).  The Series B Notes mature on April 1, 2013, and thus have been classified as non-current in our February 28, 2012 and May 31, 2011 Condensed Consolidated Balance Sheets.

Our $107.6 million in mortgage loan obligations as of February 28, 2012 consists of various loans acquired upon franchise acquisitions.  These loans, which mature between June 2012 and March 2024, have balances which range from negligible to $8.4 million and interest rates of 3.37% to 11.28%.  Many of the properties acquired from franchisees collateralize the loans outstanding.

NOTE I – CLOSURES AND IMPAIRMENTS EXPENSE

Closures and impairment expenses include the following for the 13 and 39 weeks ended February 28, 2012 and March 1, 2011 (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	February 28, 2012	March 1, 2011	February 28, 2012	March 1, 2011
Property impairments	$11,534	$888	$12,370	$2,226
Closed restaurant lease reserves	776	(432)	702	231
Other closing costs	125	150	541	232
(Gain)/loss on sale of surplus properties	(118)	177	(198)	180
	$12,317	$783	$13,415	$2,869

Included in the amounts shown above for the 13 and 39 weeks ended February 28, 2012 are property impairments of $9.6 million resulting from management’s third fiscal quarter decision to close 25 to 27 restaurants during the fourth quarter of fiscal 2012 and 10 restaurants thereafter upon expiration of the leases.  As discussed further in Note Q to the Condensed Consolidated Financial Statements, the Board of Directors approved management’s plan to close these restaurants at its regular Board meeting on April 4, 2012.

A rollforward of our future lease obligations associated with closed properties is as follows (in thousands):

Lease Obligations
Balance at May 31, 2011	$2,660
Closing expense including rent and other lease charges	702
Payments	(685)
Other adjustments	(138)
Balance at February 28, 2012	$2,539

For the remainder of fiscal 2012 and beyond, our focus will be on obtaining settlements on as many of these leases as possible and these settlements could be higher or lower than the amounts recorded.  The actual amount of any cash payments made by the Company for lease contract termination costs will be dependent upon ongoing negotiations with the landlords of the leased restaurant properties.

At February 28, 2012, we had 37 restaurants that had been open more than one year with rolling 12-month negative cash flows of which 28 have been impaired to salvage value.  Of the nine which remained, we reviewed the plans to improve cash flows at each of the restaurants and recorded impairment expense as necessary.  The remaining net book value of these nine restaurants was $12.2 million at February 28, 2012.

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

Retirement Plan
RTI sponsors the Morrison Restaurants Inc. Retirement Plan (the “Retirement Plan”).  Effective December 31, 1987, the Retirement Plan was amended so that no additional benefits would accrue and no new participants could enter the Retirement Plan after that date.  Participants receive benefits based upon salary and length of service.

Minimum funding for the Retirement Plan is determined in accordance with the guidelines set forth in employee benefit and tax laws.  From time to time we may contribute additional amounts as we deem appropriate.  We estimate that we will be required to make contributions totaling $0.2 million to the Retirement Plan during the remainder of fiscal 2012.

Executive Supplemental Pension Plan and Management Retirement Plan
Under these unfunded defined benefit pension plans, eligible employees earn supplemental retirement income based upon salary and length of service, reduced by social security benefits and amounts otherwise receivable under other specified Company retirement plans.  Effective June 1, 2001, the Management Retirement Plan was amended so that no additional benefits would accrue and no new participants could enter the plan after that date.

As discussed further in Note N to the Condensed Consolidated Financial Statements, we are contingently liable for retirement benefits accrued through March 1996 for certain employees of two companies formerly owned by RTI.

Because our Chief Executive Officer (“CEO”) is currently retirement-eligible and would be entitled to receive his entire pension payment in a lump sum six months following his retirement, we have classified an amount representing that pension payment ($8.1 million) into Accrued liabilities – payroll and related costs in our February 28, 2012 and May 31, 2011 Condensed Consolidated Balance Sheets.

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

The following tables detail the components of net periodic benefit costs and the amounts recognized in our Condensed Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the “Pension Plans”) and the Postretirement Medical and Life Benefits plans (in thousands):

	Pension Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	February 28,	March 1,	February 28,	March 1,
	2012	2011	2012	2011
Service cost	$134	$129	$402	$387
Interest cost	576	573	1,728	1,719
Expected return on plan assets	(126)	(98)	(378)	(294)
Amortization of prior service cost	64	82	192	246
Recognized actuarial loss	426	398	1,278	1,194
Net periodic benefit cost	$1,074	$1,084	$3,222	$3,252

	Postretirement Medical and Life Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	February 28,	March 1,	February 28,	March 1,
	2012	2011	2012	2011
Service cost	$2	$2	$6	$6
Interest cost	18	19	54	57
Amortization of prior service cost	(14)	(15)	(42)	(45)
Recognized actuarial loss	34	28	102	84
Net periodic benefit cost	$40	$34	$120	$102

We also sponsor two defined contribution retirement savings plans. Information regarding these plans is included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011.

NOTE K – INCOME TAXES

The effective tax rate for the 13- and 39- week periods ended February 28, 2012 was (268.2)% and (79.1)%, respectively, as compared to (2.9)% and 10.6%, respectively, for the same periods of the prior year.  The change in the effective tax rate for the 13-week period ended February 28, 2012 was attributable to a decrease in unrecognized tax benefits as a result of the expiration of statute of limitations in certain federal and state jurisdictions and an increase in FICA Tip and Work Opportunity Tax Credits recognized for the quarter.  The change in the effective tax rate for the 39-week period ended February 28, 2012 was further attributable to a higher percentage benefit for FICA Tip and Work Opportunity Tax Credits as a result of lower pretax income for the current quarter compared to the same period of the prior year.

Included in income tax expense for both the 13 and 39 weeks ended February 28, 2012 was $0.5 million, representing the change in our valuation allowance for state net operating losses that, in the judgment of management, are not more likely than not to be realized.  This determination factored in the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income, and tax-planning strategies.  Primarily as a result of state tax planning, the Company has a three-year cumulative pre-tax loss in certain states which was given significant weight in our assessment.

We had a liability for unrecognized tax benefits of $4.4 million and $5.2 million as of February 28, 2012 and May 31, 2011, respectively.  As of February 28, 2012 and May 31, 2011, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate was $2.8 million and $3.4 million, respectively.  The liability for unrecognized tax benefits as of February 28, 2012 includes $1.6 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations and negotiations with tax authorities.

Interest and penalties related to unrecognized tax benefits are recognized as components of income tax expense.  As of February 28, 2012 and May 31, 2011, we had accrued $1.4 million and $1.6 million, respectively, for the payment of interest and penalties.  During the first 39 weeks of fiscal 2012, accrued interest and penalties decreased by $0.1 million, the majority of which affected the effective tax rate for the same time period.

At February 28, 2012, we are no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2008 with the exception of our fiscal years 2004 and 2005 as a result of fiscal 2009 NOL carryback, and with few exceptions, state and local examinations by tax authorities prior to fiscal year 2008.

NOTE L – COMPREHENSIVE INCOME

U.S. GAAP require the disclosure of certain revenue, expenses, gains and losses that are excluded from net income.  Items that currently impact our other comprehensive income are pension liability adjustments.  Amounts shown in the table below are in thousands.

	Thirteen weeks ended		Thirty-nine weeks ended
	February 28, 2012	March 1, 2011	February 28, 2012	March 1, 2011
Net income	$4,536	$16,000	$5,628	$32,962
Pension liability reclassification, net of tax	307	297	923	892
Comprehensive income	$4,843	$16,297	$6,551	$33,854

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

All options awarded under the Directors’ Plan have been at the fair market value at the time of grant.  A Committee, appointed by the Board, administers the Directors’ Plan.  At February 28, 2012, we had reserved 111,000 shares of common stock under the Directors’ Plan, 47,000 of which were subject to options outstanding, for a net of 64,000 shares of common stock currently available for issuance under the Directors’ Plan.

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

At February 28, 2012, we had reserved a total of 5,090,000 and 1,024,000 shares of common stock for the 2003 SIP and 1996 SIP, respectively.  Of the reserved shares at February 28, 2012, 2,357,000 and 982,000 were subject to options outstanding for the 2003 SIP and 1996 SIP, respectively.  Stock option exercises are settled with the issuance of new shares.  Net shares of common stock available for issuance at February 28, 2012 under the 2003 SIP and 1996 SIP were 2,733,000 and 42,000, respectively.

Stock Options
The following table summarizes the activity in options for the 39 weeks ended February 28, 2012 under these stock option plans (in thousands except per-share data):

		Weighted
		Average
	Options	Exercise Price
Balance at May 31, 2011	3,239	$13.10
Granted	253	7.87
Exercised	(35)	5.26
Forfeited	(71)	28.70
Balance at February 28, 2012	3,386	$12.46

Exercisable at February 28, 2012	2,309	$14.31

Included in the outstanding balance shown above are approximately 1,772,000 of out-of-the-money options.  Of this amount, we expect that approximately 845,000 of these options will expire out-of-the-money in the next year.

At February 28, 2012, there was approximately $0.6 million of unrecognized pre-tax compensation expense related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of 1.0 years.

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

Restricted Stock
The following table summarizes our restricted stock activity for the 39 weeks ended February 28, 2012 (in thousands except per-share data):

		Weighted Average
	Restricted	Grant-Date
Performance-based vesting:	Stock	Fair Value
Non-vested at May 31, 2011	299	$7.24
Granted	384	7.87
Vested	(242)	7.39
Forfeited	–	–
Non-vested at February 28, 2012	441	$7.70
		Weighted Average
	Restricted	Grant-Date
Service-based vesting:	Stock	Fair Value
Non-vested at May 31, 2011	551	$8.22
Granted	274	7.68
Vested	(122)	8.02
Forfeited	(1)	9.39
Non-vested at February 28, 2012	702	$8.04

The fair values of the restricted share awards reflected above were based on the fair market value of our common stock at the time of grant.  At February 28, 2012, unrecognized compensation expense related to restricted stock grants expected to vest totaled approximately $2.9 million and will be recognized over a weighted average vesting period of approximately 1.4 years.

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

NOTE N – COMMITMENTS AND CONTINGENCIES

Guarantees
At February 28, 2012, we had certain third-party guarantees, which primarily arose in connection with our divestiture activities.  The majority of these guarantees have no expiration date.  Generally, we are required to perform under these guarantees in the event that a third-party fails to make contractual payments.

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

We estimated our divestiture guarantees related to MHC at February 28, 2012 to be $2.7 million for employee benefit plans.  In addition, we remain contingently liable for MHC’s portion (estimated to be $1.9 million) of the MFC employee benefit plan liability for which MHC is currently responsible under the divestiture guarantee agreements.  We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

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

On September 30, 2009, the U.S. Equal Employment Opportunity Commission (“EEOC”) Pittsburgh Area Office filed suit in the United States District Court for the Western District of Pennsylvania, Civil Action No. 2:09-cv-01330-DSC, alleging the Company was in violation of the Age Discrimination in Employment Act (“ADEA”) by failing to hire employees within the protected age group in five Pennsylvania restaurants and one Ohio restaurant.

On October 19, 2009, the EEOC filed a Notice of an ADEA Directed Investigation (“DI”), Charge No. 533-2010-00062, regarding potential age discrimination in violation of the ADEA in hiring and discharge for all positions at all restaurant facilities.  On September 20, 2011, the EEOC issued a subpoena for records relating to the DI.  On January 10, 2012, the EEOC sought to enforce the subpoena in federal court in Pittsburgh.  We have denied the allegations in the lawsuit and are vigorously defending against both the suit and the DI.  Discovery in both matters is underway.  Despite the pending suit and DI, we do not believe that this matter will have a material adverse effect on our operations, financial position, or cash flows.

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

Included in the Maddy settlement was a payment made by our secondary insurance carrier of $2,750,000.  Despite making this voluntary payment, our secondary insurance carrier has now filed a counterclaim against us in the coverage suit we had brought against that carrier prior to the Maddy settlement.  The counterclaim is based on our alleged failure to timely notify the carrier of the underlying case in accordance with the terms of the policy and that we have been “unjustly enriched” by the settlement as a result of the carrier’s payment of a portion of the Maddy settlement.

Following the settlement, we dismissed our claims for bad faith, breach of contract and violation of the state consumer act, which we had pursued against that carrier.  We preserved certain claims, including a claim for attorney’s fees, against that carrier in the event we are successful in this litigation.  We believe our secondary insurance carrier received timely notice in accordance with the policy and we will vigorously defend this matter.  Should we incur potential liability to our secondary carrier, we believe we have indemnification claims against two claims administrators.

We believe, and have obtained a consistent opinion from outside counsel, that we have valid coverage under our insurance policies for any amounts in excess of our self-insured retention.  We believe this provides a basis for not recording a liability for any contingency associated with the Maddy settlement.  We further believe we have the right to the indemnification referred to above.  Based on the information currently available, our February 28, 2012 and May 31, 2011 Condensed Consolidated Balance Sheets reflect no accrual relating to the Maddy case.  There can be no assurance, however, that we will be successful in our defense of our carrier’s counterclaim against us.

NOTE O – FAIR VALUE MEASUREMENTS

The following table presents the fair values of our financial assets and liabilities measured at fair value on a recurring basis as of February 28, 2012 and May 31, 2011 (in thousands):

	Fair Value Measurements
	Level	February 28, 2012	May 31, 2011
Deferred compensation plan – Assets	1	$8,551	$8,792
Deferred compensation plan – Liabilities	1	(8,551)	(8,792)
Total		$–	$–

During the 39 weeks ended February 28, 2012 and March 1, 2011, there were no transfers among levels within the fair value hierarchy.

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

The following table presents the fair values for those assets and liabilities measured on a non-recurring basis and remaining on our Condensed Consolidated Balance Sheets as of February 28, 2012 and May 31, 2011 (in thousands):

	Fair Value Measurements
	Level	February 28, 2012	May 31, 2011
Long-lived assets held for sale *	2	$58,161	$24,686
Long-lived assets held for use	2	4,145	747
Total		$62,306	$25,433

* Included in the carrying value of long-lived assets held for sale as of February 28, 2012 and May 31, 2011 are $19.1 million and $23.3 million, respectively, of assets included in Construction in progress in the Condensed Consolidated Balance Sheets as we do not expect to sell these assets within the next 12 months.

The following table presents the losses recognized during the 13 and 39 weeks ended February 28, 2012 and March 1, 2011 resulting from fair value measurements of assets and liabilities measured on a non-recurring basis.  These losses are included in Closures and impairments in our Condensed Consolidated Statements of Income (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	February 28, 2012	March 1, 2011	February 28, 2012	March 1, 2011
Long-lived assets held for sale	$141	$888	$347	$1,877
Long-lived assets held for use	11,393	–	12,023	349
	$11,534	$888	$12,370	$2,226

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

Our financial instruments at February 28, 2012 and May 31, 2011 consisted of cash and short-term investments, accounts receivable and payable, long-term debt, letters of credit, and, as previously discussed, deferred compensation plan investments.  The fair values of cash and short-term investments and accounts receivable and payable approximated carrying value because of the short-term nature of these instruments.  The carrying amounts and fair values of our other financial instruments not measured on a recurring basis using fair value, however subject to fair value disclosures are as follows (in thousands):

	February 28, 2012		May 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Deferred Compensation Plan
investment in RTI common stock	$1,487	$1,205	$1,556	$1,653
Long-term debt and capital leases	307,248	311,500	344,274	348,272
Letters of credit	–	222	–	178

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

NOTE Q – SUBSEQUENT EVENTS

Sale-leaseback transactions
During March 2012, we completed sale-leaseback transactions of the land and building for eight Company-owned Ruby Tuesday concept restaurants for gross cash proceeds of $17.5 million, exclusive of transaction costs of approximately $0.8 million.  Equipment was not included.  The carrying value of the properties sold was $13.6 million.  The leases have been classified as operating leases and have an initial term of 15 years, with renewal options of up to 20 years.  We realized gains on these transactions totaling $3.1 million, which have been deferred and are being recognized on a straight-line basis over the initial terms of the leases.

Acquisition of Lime Fresh Mexican Grill
Subsequent to February 28, 2012, we initiated the acquisition of certain assets, including seven Lime concept restaurants, the royalty stream from five Lime concept franchised restaurants, and the intellectual property of Lime Fresh Mexican Grill, Inc. and certain of its affiliated companies for $24.0 million.  Not to be included in the asset acquisition is one restaurant owned by Lime Fresh Mexican Grill, Inc. which will continue to operate as a franchisee of RTI and four restaurants which will continue to be operated under license by existing franchisees.  We expect this transaction to be completed during our fourth quarter of fiscal 2012.

Restaurant Closings
In the Company’s third fiscal quarter, management working closely with the Board of Directors, adopted a plan to close 25 to 27 restaurants during the fourth quarter of fiscal 2012 and 10 restaurants thereafter upon expiration of the leases.  The Board of Directors formally approved management’s plan at its regular Board meeting on April 4, 2012   As discussed in Note I to the Condensed Consolidated Financial Statements, in addition to impairments recorded for stores which were not part of management’s plan, we recorded impairments of $9.6 million during the 13 weeks ended February 28, 2012 associated with restaurants which will be closed.

Share-Based Employee Compensation Award
On April 4, 2012, in order to assist with employee retention, the Executive Compensation and Human Resources Committee of the Board of Directors approved a special grant of 220,750 time-based restricted shares of common stock to certain employees under the terms of the 2003 SIP.  The shares will vest in equal amounts over the next 3 to 5 years.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The discussion and analysis below for the Company should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the notes to such financial statements included elsewhere in this Quarterly Report on Form 10-Q.  The discussion below contains forward-looking statements which should be read in conjunction with the “Special Note Regarding Forward-Looking Information” included elsewhere in this Quarterly Report on Form 10-Q.

General:

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”), owns and operates Ruby Tuesday®, Lime Fresh Mexican Grill®, Marlin & Ray’s™, Truffles®, and Wok Hay® casual dining restaurants.  We also franchise the Ruby Tuesday and Wok Hay concepts in select domestic and international markets.  As of February 28, 2012 we owned and operated 740, and franchised 85, Ruby Tuesday restaurants.  Ruby Tuesday restaurants can now be found in 45 states, the District of Columbia, 14 foreign countries, and Guam.

Overview and Strategies

Casual dining, the segment of the industry in which we operate, is intensely competitive with respect to prices, services, convenience, locations, advertising and promotion, and the types and quality of food.  We compete with other food service operations, including locally-owned restaurants, and other national and regional restaurant chains that offer similar types of services and products as we do.  In 2007 we deployed a brand repositioning initiative designed to clearly differentiate Ruby Tuesday from our competitors since we believed, as the bar and grill segment continued to mature, our lack of differentiation in this segment would potentially make it increasingly difficult to attract new guests.  Our brand repositioning initiative first focused on food, then service, and finally on the creation of a fresh new look for our restaurants, which was the most capital-intensive aspect of our brand reimaging program.  Our marketing strategy for the last several years has focused on the key pillars of print promotions, digital media, and local marketing programs to entice guests to see the new Ruby Tuesday, increase frequency of visits, and enhance brand visibility.  We plan to increase the amount we spend on television marketing to be more competitive with our peer group in order to drive traffic and trial of the Ruby Tuesday brand, partly aided by various limited time offers and other promotions.

As we strategically look out over the next three to five years, our long-range plan is to further strengthen our business in a low-risk, low-capital, and high-return manner by focusing in the following four areas:

•
Enhance Sales and Margins of Our Core Brand.  We have evolved our existing menu items to support our high-quality casual dining position, broaden our appeal with product extensions offering more variety and cravability, and provide our guests with compelling value.  Late in the second quarter of fiscal 2010, we introduced a menu which included an expanded appetizer line and new dinner entrees featuring a variety of lobster combinations.  Additionally, we launched a Sunday brunch offering and enhanced our bar area with high definition televisions and an enhanced food and drink menu, both of which have driven incremental sales and traffic while enhancing the overall perception of the Ruby Tuesday brand.  In the first quarter of fiscal 2011, we rolled out a new menu, began offering a complimentary bread program, and enhanced our fresh garden bar and Sunday brunch.  Our most recent menu includes seven new entrees and three new appetizers; Fit & Trim offerings, which includes menu items that are 700 calories or less; side offerings, which now include fresh grilled green beans, fresh grilled zucchini, baked mac ‘n cheese, and sugar snap peas; and a Sunday brunch menu with 15 total items including French toast and new omelets.  We now offer a complimentary garden bar with the purchase of an entrée at several of our restaurants.  We also added our fresh baked garlic cheese biscuits which we believe should further increase the overall value perception of our brand, in line with other high-quality casual dining restaurants.  Recently we have been focused on increasing our value position in certain test markets through our free Fresh Endless Garden Bar and fresh-baked garlic cheese biscuits complimentary with over 30 entrees and a starting price of $9.99, which provides compelling value to consumers and is a big point of differentiation for Ruby Tuesday since our competitors typically do not offer a garden bar with the purchase of an entree.  Additionally, we recently launched a new menu offering new high flavor profile entrees including Jamaican jerk shrimp, asiago peppercorn sirloin, and triple prime meatloaf.

In order to better promote our new value-oriented offerings to drive traffic and same-restaurant sales, we have been increasing the amount we spend on television marketing as we believe this is necessary in order to remain competitive with our peer group.  To that end, we have engaged a leading enterprise improvement consulting firm to assist us in identifying potential savings opportunities in a number of key areas including procurement, occupancy, and maintenance costs.  We are estimating annualized savings from these initiatives of approximately $35.0 to $40.0 million, or approximately $20.0 million higher than our previous estimates, a small portion of which is expected to be realized during the remainder of fiscal 2012.  We plan to reinvest a significant portion of these cost savings in our television marketing programs, with approximately 20% of our restaurants being covered by television advertising during the fiscal third quarter.  Additionally, at the start of the fiscal fourth quarter we increased our television advertising coverage to approximately 50% of our restaurants and have plans to increase our television advertising coverage to 100% of the system by the middle of the fourth quarter by using a combination of network and local cable to support a pure value and other advertising.

•
Focus on Low Risk, Low Capital-Intensive, High-Return Growth.  In an effort to be prudent with our capital and in order to enhance our returns, we have a strategy to grow our Company in a low risk, low capital-intensive and high-return manner.  On September 13, 2010, we entered into a licensing agreement with LFMG International, LLC which allows us to operate multiple restaurants under the Lime Fresh Mexican Grill® (“Lime”) name.  Lime is a fast casual Mexican concept that currently operates several restaurants primarily in the vicinity of Miami, Florida.  The fast casual segment of our industry has experienced high growth in recent years, and we believe opening smaller, inline locations under the Lime brand represents a good potential growth opportunity for us.  We opened three Company-owned Lime restaurants during the 39 weeks ended February 28, 2012 and expect to open three to five Company-owned Lime restaurants during the remainder of fiscal 2012.  Over time, we also plan to open Company-owned, smaller inline-type Ruby Tuesday restaurants as well.

In light of the growth potential of the Lime brand in the fast casual segment, we recently initiated the acquisition of certain assets, including seven Lime concept restaurants, the royalty stream from five Lime concept franchised restaurants, and the intellectual property of Lime Fresh Mexican Grill, Inc. and certain of its affiliated companies for $24.0 million.  We expect this transaction to be completed during the fourth quarter of fiscal 2012 and believe the growth potential that Lime offers can create good long-term value for our shareholders with relatively low risk.

•
Increase Shareholder Returns Through New Concept Conversions.  Another part of our long-term plan is to increase average restaurant volumes in our existing restaurants thereby increasing profit and cash flow with minimal capital investment.  To this end, we have been converting certain underperforming Ruby Tuesday concept restaurants into other high-quality casual dining brands which might be better suited for success in selected markets, with the main conversion concept being our internally-developed seafood concept, Marlin & Ray’s.  We converted six Company-owned Ruby Tuesday restaurants to the Marlin & Ray’s concept during the 39 weeks ended February 28, 2012 and plan to convert another two to four during the remainder of fiscal 2012.  We believe the low capital requirement and potential increased revenue and EBITDA (earnings before interest, taxes, depreciation, and amortization) from these conversions, in addition to the revenue increases we are seeing at neighboring Ruby Tuesday locations, offer opportunities for attractive cash-on-cash returns.

•
Allocate Capital to Enhance Shareholder Value.  We continue to maintain a strong balance sheet and have a five-year revolving credit facility (the “Credit Facility”) in place which provides us with adequate liquidity.  If we are able to stabilize our same-restaurant sales without increasing our cost structure, we have the opportunity to increase our free cash flow assuming our capital expenditure needs remain at historic levels.  We define “free cash flow” to be the net amount remaining when purchases of property and equipment are subtracted from net cash provided by operating activities.  Our near-term capital expenditure requirements will consist of converting approximately two to four Ruby Tuesday concept restaurants to other high-quality casual dining concepts and opening approximately three to five smaller, inline Lime restaurants during the remainder of fiscal 2012.

We generated $46.9 million of free cash flow during the first three quarters of fiscal 2012, which was used to pay down debt and repurchase stock.  We estimate we will generate approximately $28.0 to $38.0 million of free cash flow during the remainder of fiscal 2012.  Included in these estimates is anticipated capital spending of approximately $4.0 to $8.0 million.  Our objective over the next several years is to continue to reduce outstanding debt levels in order to reduce our leverage and provide the flexibility to repurchase outstanding shares under our share repurchase program.  Additionally, we have commenced a sale-leaseback program on a portion of our real estate in order to create greater financial flexibility.  We are targeting to raise approximately $50.0 million of gross proceeds over the next one to two quarters to be utilized for debt reduction and opportunistic share repurchases.  See further discussion in the Financing Activities section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Our success in the four key long-range plan initiatives outlined above should enable us to improve both our return on assets and return on equity, and to create additional shareholder value.

Results of Operations:

The following is an overview of our results of operations for the 13- and 39-week periods ended February 28, 2012:

Net income was $4.5 million for the 13 weeks ended February 28, 2012 compared to $16.0 million for the same quarter of the previous year.  Diluted earnings per share for the fiscal quarter ended February 28, 2012 was $0.07 compared to diluted earnings per share of $0.25 for the corresponding period of the prior year as a result of the decrease in net income as discussed below.

During the 13 weeks ended February 28, 2012:

•	Two Company-owned Ruby Tuesday restaurants were converted to Marlin & Ray’s concept restaurants;
•	Two Company-owned Lime restaurants were opened;
•	Two Company-owned Ruby Tuesday restaurants were closed, one of which is anticipated to be converted to a Marlin & Ray’s concept restaurant later in fiscal 2012;
•	Two franchised Ruby Tuesday restaurants were opened and four were closed;
•
We recorded impairment charges of $11.5 million, which included $9.6 million relating to 25 to 27 restaurants we intend to close during the fourth fiscal quarter and 10 restaurants thereafter upon expiration of the leases; and

•	Same-restaurant sales* at Company-owned Ruby Tuesday restaurants decreased 5.0%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants decreased 5.8%.

Net income was $5.6 million for the 39 weeks ended February 28, 2012 compared to $33.0 million for the same period of the previous year.  Diluted earnings per share for the 39 weeks ended February 28, 2012 was $0.09 compared to $0.51 for the corresponding period of the prior year as a result of the decrease in net income as discussed below.

During the 39 weeks ended February 28, 2012:

•	Six Company-owned Ruby Tuesday restaurants were converted to Marlin & Ray’s concept restaurants;
•	One Company-owned Truffles restaurant was opened;
•	Three Company-owned Lime restaurants were opened;
•	One Company-owned Wok Hay restaurant was opened and one franchised Wok Hay restaurant was closed;
•
10 Company-owned Ruby Tuesday restaurants were closed, five of which were converted into Marlin & Ray’s concept restaurants, and one of which is anticipated to be converted to a Marlin & Ray’s restaurant later in fiscal 2012;

•	Five franchised Ruby Tuesday restaurants were opened and 16 were closed;
•
We recorded impairment charges of $12.4 million, which included $9.6 million relating to 25 to 27 restaurants we intend to close during the fourth fiscal quarter and 10 restaurants thereafter upon expiration of the leases;

•	Two million shares of common stock were repurchased at an aggregate cost of $18.4 million; and
•	Same-restaurant sales* at Company-owned Ruby Tuesday restaurants decreased 4.4%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants decreased 5.1%.

* We define same-restaurant sales as a year-over-year comparison of sales volumes for restaurants that in the current year have been open at least 18 months, in order to remove the impact of new openings in comparing the operations of existing restaurants.

The following table sets forth selected restaurant operating data as a percentage of total revenue, except where otherwise noted, for the periods indicated.  All information is derived from our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

	Thirteen weeks ended		Thirty-nine weeks ended
	February 28,	March 1,	February 28,	March 1,
	2012	2011	2012	2011
Revenue:
Restaurant sales and operating revenue	99.6%	99.4%	99.6%	99.4%
Franchise revenue	0.4	0.6	0.4	0.6
Total revenue	100.0	100.0	100.0	100.0
Operating costs and expenses:
Cost of merchandise (1)	28.8	29.3	29.4	28.9
Payroll and related costs (1)	34.6	33.5	34.7	33.8
Other restaurant operating costs (1)	19.6	20.7	20.6	20.6
Depreciation (1)	5.0	4.9	5.1	5.1
Selling, general and administrative, net	7.1	5.8	7.6	6.8
Closures and impairments	3.8	0.2	1.4	0.3
Equity in losses of unconsolidated
franchises		0.3		0.1
Interest expense, net	1.2	1.0	1.2	0.9
Income before income taxes	0.4	4.9	0.3	4.0
(Benefit)/provision for income taxes	(1.0)	(0.1)	(0.3)	0.4
Net income	1.4%	5.0%	0.6%	3.6%

(1)     As a percentage of restaurant sales and operating revenue.

The following table shows Company-owned Ruby Tuesday, Lime, Marlin & Ray’s, Truffles, and Wok Hay concept restaurant activity for the 13- and 39-week periods ended February 28, 2012 and March 1, 2011.

	Ruby Tuesday	Lime	Marlin & Ray’s	Truffles	Wok Hay	Total
13 weeks ended February 28, 2012
Beginning number	742	1	5	2	3	753
Opened	–	2	2	–	–	4
Closed	(2)	–	–	–	–	(2)
Ending number	740	3	7	2	3	755

39 weeks ended February 28, 2012
Beginning number	750	–	1	1	2	754
Opened	–	3	6	1	1	11
Closed	(10)	–	–	–	–	(10)
Ending number	740	3	7	2	3	755

13 weeks ended March 1, 2011
Beginning number	676	–	–	–	2	678
Opened	–	–	1	1	–	2
Acquired from franchisees	73	–	–	–	–	73
Closed	(7)	–	–	–	–	(7)
Ending number	742	–	1	1	2	746

39 weeks ended March 1, 2011
Beginning number	656	–	–	–	2	658
Opened	–	–	1	1	–	2
Acquired from franchisees	96	–	–	–	–	96
Closed	(10)	–	–	–	–	(10)
Ending number	742	–	1	1	2	746

The following table shows franchised Ruby Tuesday concept restaurant activity for the 13- and 39-week periods ended February 28, 2012 and March 1, 2011.

	Thirteen weeks ended		Thirty-nine weeks ended
	February 28, 2012	March 1, 2011	February 28, 2012	March 1, 2011
Beginning number	87	198	96	223
Opened	2	1	5	6
Sold to RTI	–	(73)	–	(96)
Closed	(4)	(13)	(16)	(20)
Ending number	85	113	85	113

In addition to the Ruby Tuesday concept restaurant activity in the table above, a traditional international franchisee closed its Wok Hay concept franchised restaurant during the 39 weeks ended February 28, 2012.

We expect our domestic and international franchisees to open approximately one to three additional Ruby Tuesday restaurants during the remainder of fiscal 2012.  We currently anticipate converting two to four Company-owned Ruby Tuesday concept restaurants to other high-quality casual dining concepts, and opening approximately three to five smaller prototype, inline Company-owned Lime concept restaurants during the fourth quarter of fiscal 2012.

Revenue

RTI’s restaurant sales and operating revenue for the 13 weeks ended February 28, 2012 increased 2.0% to $323.5 million compared to the same period of the prior year.  This increase primarily resulted from the acquisition of 86 formerly franchised restaurants during the third and fourth quarters of fiscal 2011 as discussed below, partially offset by a 5.0% decrease in Ruby Tuesday concept same-restaurant sales.  The decrease in same-restaurant sales is attributable to lower guest counts, which was partially offset by an increase in average net check in the third quarter of fiscal 2012 compared with the same quarter of the prior year.  The increase in average net check was a result of menu price increases and a shift in menu mix.

Franchise revenue for the 13 weeks ended February 28, 2012 decreased 28.5% to $1.4 million compared to the same period of the prior year.  Franchise revenue is predominately comprised of domestic and international royalties, which totaled $1.3 million and $1.8 million for the 13-week periods ended February 28, 2012 and March 1, 2011, respectively.  This decrease is due to a $0.4 million decline in royalties from our traditional domestic franchisees and a $0.1 million reduction in royalties from our franchise partnerships due to the acquisition of 109 restaurants from our franchise partners during fiscal 2011.

For the 39 weeks ended February 28, 2012, sales at Company-owned restaurants increased 5.7% to $958.5 million compared to the same period of the prior year.  This increase primarily resulted from the acquisition of 109 formerly franchised restaurants during fiscal 2011 as discussed below, partially offset by a 4.4% decrease in Ruby Tuesday concept same-restaurant sales.  The decrease in same-restaurant sales is attributable to lower guest counts, which was partially offset by an increase in average net check in the first three quarters of fiscal 2012 compared with the same period of the prior year.  The increase in average net check was a result of menu price increases and a shift in menu mix.

For the 39-week period ended February 28, 2012, franchise revenues decreased 24.8% to $4.1 million compared to the same period in the prior year.  Domestic and international royalties totaled $3.9 million and $5.0 million for the 39-week periods ending February 28, 2012 and March 1, 2011, respectively.  This decrease is due to a $0.6 million decline in royalties from our traditional domestic franchisees and a $0.5 million reduction in royalties from our franchise partnerships due to the acquisition of 109 restaurants from our franchise partners during fiscal 2011.

Under our accounting policy, we do not recognize franchise fee revenue for any franchise with negative cash flows at times when the negative cash flows are deemed to be anything other than temporary and the franchise has borrowed directly from us.  We also do not recognize additional franchise fee revenue from franchisees with fees in excess of 60 days past due.  Accordingly, we have deferred recognition of a portion of franchise revenue from certain franchisees.  Unearned income for franchise fees was $2.1 million and $1.2 million as of February 28, 2012 and May 31, 2011, respectively, which are included in Other deferred liabilities and/or Accrued liabilities – rent and other in the Condensed Consolidated Balance Sheets.

Pre-tax Income

Pre-tax income decreased $14.3 million to $1.2 million for the 13 weeks ended February 28, 2012, from the same period of the prior year.  The change from the prior year is due to a decrease in same-restaurant sales of 5.0% at Company-owned Ruby Tuesday restaurants, higher closures and impairments ($11.5 million) and interest expense ($0.7 million), and increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of payroll and related costs, depreciation, and selling, general, and administrative, net.  These were partially offset by decreases, as a percentage of restaurant sales and operating revenue, of cost of merchandise and other restaurant operating costs.

For the 39-week period ended February 28, 2012, pre-tax income decreased $33.7 million to $3.1 million, from the same period of the prior year.  The lower pre-tax income is due to a decrease in same-restaurant sales of 4.4% at Company-owned Ruby Tuesday restaurants, higher closures and impairments ($10.5 million) and interest expense ($3.7 million), and increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of cost of merchandise, payroll and related costs, and selling, general, and administrative, net.

In the paragraphs that follow, we discuss in more detail the components of the decrease in pre-tax income for the 13-week and 39-week periods ended February 28, 2012, as compared to the comparable periods in the prior year.  Because a significant portion of the costs recorded in the cost of merchandise, payroll and related costs, other restaurant operating costs, and depreciation categories are either variable or highly correlative with the number of restaurants we operate, we evaluate our trends by comparing the costs as a percentage of restaurant sales and operating revenue, as well as the absolute dollar change, to the comparable prior year period.

Fiscal 2011 Franchise Restaurant Acquisitions

The table below shows operating results attributable to the restaurants acquired from franchisees in fiscal 2011 that are included in our Condensed Consolidated Statements of Income for the 13 and 39 weeks  ended February 28, 2012 and March 1, 2011 (in thousands).  Amounts shown for the 13 and 39 weeks ended February 28, 2012 include results for all 109 restaurants acquired during fiscal 2011 while amounts shown for the 13 and 39 weeks ended March 1, 2011 include results for the 96 restaurants acquired during the first three quarters of fiscal 2011 (from the various dates of acquisition through March 1, 2011).

	(Unaudited)
	Thirteen weeks ended		Thirty-nine weeks ended
	February 28, 2012	March 1, 2011	February 28, 2012	March 1, 2011
Total revenue	$41,412	$19,649	$128,303	$32,975

Cost of merchandise	11,908	5,804	37,545	9,629
Payroll and related costs	14,884	6,578	45,848	10,981
Other restaurant operating costs	8,950	4,580	27,725	7,684
Depreciation	2,089	848	6,356	1,665
Selling, general, and administrative, net	2,384	1,009	8,232	1,807
	40,215	18,819	125,706	31,766
Income before income taxes	$1,197	$830	$2,597	$1,209

See Note D to the Condensed Consolidated Financial Statements for supplemental pro forma information for the 13 and 39 weeks ended March 1, 2011 as if the 106 restaurants acquired during fiscal 2011 from franchise partnerships had occurred on June 2, 2010.

Cost of Merchandise

Cost of merchandise increased $0.3 million (0.3%) to $93.1 million for the 13 weeks ended February 28, 2012, from the corresponding period of the prior year.  As a percentage of restaurant sales and operating revenue, cost of merchandise decreased from 29.3% to 28.8%.  Excluding the $6.1 million increase from the 109 restaurants acquired in fiscal 2011, cost of merchandise decreased $5.8 million.

Cost of merchandise increased $19.8 million (7.5%) to $282.2 million for the 39 weeks ended February 28, 2012, from the corresponding period of the prior year.  As a percentage of restaurant sales and operating revenue, cost of merchandise increased from 28.9% to 29.4%.  Excluding the $27.9 million increase from the 109 restaurants acquired in fiscal 2011, cost of merchandise decreased $8.1 million.

The absolute dollar decrease in cost of merchandise not attributable to the restaurant acquisitions is primarily a result of a decrease in same-restaurant sales for the 13 and 39 weeks ended February 28, 2012 of 5.0% and 4.4%, respectively.

As a percentage of restaurant sales and operating revenue, the decrease for the 13 weeks ended February 28, 2012 is due primarily to cost savings negotiated with our primary food distributor and various other vendors since the same quarter of the prior year coupled with a reduction in food cost associated with our rollout during the first quarter of the current year of a new market fresh garden bar with fewer items.

As a percentage of restaurant sales and operating revenue, the increase for the 39 weeks ended February 28, 2012 is due primarily to the impact on net sales of increased value-focused promotional activity, rollout of the complimentary endless garden bar with the purchase of an entrée at several of our restaurants during the second quarter of the current year, and the rollout of garlic cheese biscuits at the end of the first quarter of fiscal 2011.

Payroll and Related Costs

Payroll and related costs increased $5.7 million (5.3%) to $111.9 million for the 13 weeks ended February 28, 2012, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, payroll and related costs increased from 33.5% to 34.6%.  Excluding the $8.3 million increase from the 109 restaurants acquired in fiscal 2011, payroll and related costs decreased $2.6 million.

Payroll and related costs increased $26.5 million (8.6%) to $332.6 million for the 39 weeks ended February 28, 2012, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, payroll and related costs increased from 33.8% to 34.7%.  Excluding the $34.9 million increase from the 109 restaurants acquired in fiscal 2011, payroll and related costs decreased $8.4 million.

For the 13 and 39 weeks ended February 28, 2012, the decrease in absolute dollars not attributable to the restaurant acquisitions is primarily a result of new staffing guidelines for certain positions in our restaurants and lowered staffing levels attributable to reduced guest traffic from the same periods of the prior year.

As a percentage of restaurant sales and operating revenue, the increase in payroll and related costs for both the 13 and 39 weeks ended February 28, 2012 is due to higher management labor as a result of merit increases during the current year, minimum wage increases in several states since the prior year periods, and higher FUTA tax owed following the failure of several states to repay the federal government for unemployment insurance loans, coupled with the impact on net sales of increased value-focused promotional activity and loss of leveraging with lower sales volumes.

Other Restaurant Operating Costs

Other restaurant operating costs decreased $2.4 million (3.7%) to $63.3 million for the 13-week period ended February 28, 2012, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, these costs decreased from 20.7% to 19.6%.  Excluding the $4.4 million increase from the 109 restaurants acquired in fiscal 2011, other restaurant operating costs decreased $6.8 million.

Other restaurant operating costs increased $10.9 million (5.8%) to $197.4 million for the 39-week period ended February 28, 2012, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, these costs were consistent with the same quarter of the prior year at 20.6%.  Excluding the $20.0 million increase from the 109 restaurants acquired in fiscal 2011, other restaurant operating costs decreased $9.2 million.

For the 13 weeks ended February 28, 2012, the decrease in other restaurant operating costs not attributable to the restaurant operations of the acquired franchise partnership restaurants related to the following (in thousands):

Franchise partnership debt guarantees	$6,703
Utilities	1,320
Repairs	1,251
Supplies	373
Insurance	260
Other decreases	1,584
Net gain on franchise acquisitions	(4,709)
Net decrease	$6,782

For the 13-week period ended February 28, 2012, the absolute dollar change not directly attributable to the operations of 109 restaurants acquired from franchisees was a result of prior year guaranty expense relating primarily to debt defaults by certain franchisees we chose not to acquire and which now have ceased operations, reductions in utilities based on more favorable rates, lower repairs due to less snow removal during the current quarter as a result of milder weather than the same quarter of the prior year, and decreases in supplies and insurance.  Partially offsetting these decreases are net gains on restaurant acquisitions as further discussed in Note D to the Condensed Consolidated Financial Statements.

For the 13-week period ended February 28, 2012, the decrease in other restaurant operating costs as a percentage of restaurant sales and operating revenue is primarily due to the prior year franchise partnership debt guaranty expense, which was partially offset by a loss of leveraging from lower sales volumes.

For the 39 weeks ended February 28, 2012, the decrease in other restaurant operating costs not attributable to the restaurant operations of the acquired franchise partnership restaurants related to the following (in thousands):

Franchise partnership debt guarantees	$6,703
Utilities	2,461
Supplies	1,824
Repairs	1,488
Insurance	1,172
Other taxes	740
Income from company-owned life insurance	505
Other decreases	646
Net gain on franchise acquisitions	(6,369)
Net decrease	$9,170

For the 39-week period ended February 28, 2012, the absolute dollar change not directly attributable to the operations of 109 restaurants acquired from franchisees was a result of prior year guaranty expense relating primarily to debt defaults by certain franchisees we chose not to acquire and which now have ceased operations, reductions in utilities based on more favorable rates, supplies expense in part because of negotiated savings from vendors since the same period of the prior year, repairs due in part to the same reason as mentioned above, insurance expense due to property insurance proceeds received during the first quarter of the current year relating to storm damage at two of our restaurants, other taxes as a result of a reduction in the franchise tax base, and accrued income relating to the death benefit from a company-owned life insurance policy.  Partially offsetting these decreases are net gains on restaurant acquisitions as further discussed in Note D to the Condensed Consolidated Financial Statements.

Depreciation

Depreciation expense increased $0.6 million (4.1%) to $16.2 million for the 13-week period ended February 28, 2012, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, depreciation expense increased from 4.9% to 5.0%. Excluding the $1.2 million increase from the 109 restaurants acquired in fiscal 2011, depreciation expense decreased $0.6 million.

Depreciation expense increased $2.6 million (5.6%) to $48.9 million for the 39-week period ended February 28, 2012, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, depreciation expense was consistent with the same period of the prior year at 5.1%.  Excluding the $4.7 million increase from the 109 restaurants acquired in fiscal 2011, depreciation expense decreased $2.1 million.

For the 13- and 39-week periods ended February 28, 2012, the increase in depreciation expense is due to depreciation on the restaurants acquired from franchisees in fiscal 2011, which was partially offset by reduced depreciation on assets that became fully depreciated or were retired from service since the same periods of the prior year.

Selling, General and Administrative Expenses, Net

Selling, general and administrative expenses, net of support service fee income, increased $4.5 million (24.3%) to $22.9 million for the 13-week period ended February 28, 2012, as compared to the corresponding period in the prior year.  Excluding the $1.4 million increase from the 109 restaurants acquired in fiscal 2011, selling, general and administrative, net increased $3.1 million.

Selling, general and administrative expenses, net of support service fee income, increased $10.9 million (17.4%) to $73.1 million for the 39-week period ended February 28, 2012, as compared to the corresponding period in the prior year.  Excluding the $6.4 million increase from the 109 restaurants acquired in fiscal 2011, selling, general and administrative, net increased $4.4 million.

The increase for the 13- and 39-week periods ended February 28, 2012 is due to higher advertising costs ($1.8 million and $8.8 million, respectively) primarily as a result of increased television advertising, coupled with higher general and administrative expense ($2.6 million and $2.1 million, respectively).  The increase in general and administrative expense for the 13- and 39-week periods ended February 28, 2012 was due primarily to higher consulting fees, primarily relating to cost control projects.  This was partially offset by lower share-based compensation expense as a result of the inclusion within a portion of the fiscal 2012 share-based compensation award of performance conditions for which we expect less than full achievement, compared to the prior year share-based compensation award which contained only service conditions.

Closures and Impairments

Closures and impairments expense increased $11.5 million to $12.3 million for the 13-week period ended February 28, 2012, as compared to the corresponding period of the prior year.  The increase for the 13-week period is due primarily to higher restaurant impairment charges ($10.6 million), of which $9.6 million relates to management’s third fiscal quarter plan to close 25 to 27 restaurants during the fourth quarter of fiscal 2012 and 10 restaurants thereafter upon expiration of the leases, and higher closed restaurant lease reserve expense ($1.2 million).  Management's plan was formally approved by the Board of Directors at its regular meeting on April 4, 2012.  These impairment charges were partially offset by an increase in gains during the current year on the sale of surplus properties ($0.3 million).

Closures and impairments expense increased $10.5 million to $13.4 million for the 39-week period ended February 28, 2012, as compared to the corresponding period of the prior year.  The increase for the 39-week period is due primarily to higher restaurant impairment charges ($10.1 million) for the same reasons as noted above, and higher closed restaurant lease reserve expense ($0.5 million) and other closing costs ($0.3 million).  These were partially offset by an increase in gains during the current year on the sale of surplus properties ($0.4 million).

See Note I to our Condensed Consolidated Financial Statements for further information on our closures and impairment charges recorded during the first three quarters of fiscal 2012 and 2011.

Equity in Losses of Unconsolidated Franchises

As of March 1, 2011, we held a 50% equity investment in one franchise partnership which operated 12 Ruby Tuesday restaurants.  Our equity in the losses of the unconsolidated franchises was $0.9 million and $0.6 million for the 13 and 39 weeks ended March 1, 2011, respectively.  We acquired the one remaining 50%-owned franchise partnership during the fourth quarter of fiscal 2011.

Interest Expense, Net

Net interest expense increased $0.7 million to $3.9 million for the 13 weeks ended February 28, 2012, as compared to the corresponding period in the prior year, primarily due to higher mortgage loan obligations outstanding due to the acquisition of 109 restaurants from the franchise partnerships in fiscal 2011.  Net interest expense increased $3.7 million to $11.8 million for the 39-week period ended February 28, 2012, as compared to the corresponding period in the prior year, primarily for the same reasons mentioned above.

(Benefit)/Provision for Income Taxes

The effective tax rate for the 13- and 39- week periods ended February 28, 2012 was (268.2)% and (79.1)%, respectively, as compared to (2.9)% and 10.6%, respectively, for the same periods of the prior year.  The change in the effective tax rate for the 13-week period ended February 28, 2012 was attributable to a decrease in unrecognized tax benefits as a result of the expiration of statute of limitations in certain federal and state jurisdictions and an increase in FICA Tip and Work Opportunity Tax Credits recognized for the quarter.  The change in the effective tax rate for the 39-week period ended February 28, 2012 was further attributable to a higher percentage benefit for FICA Tip and Work Opportunity Tax Credits as a result of lower pretax income for the current quarter compared to the same period of the prior year.

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

In our Annual Report on Form 10-K for the year ended May 31, 2011, we identified our critical accounting policies related to business combinations, impairment of long-lived assets, share-based employee compensation, revenue recognition for franchisees, income tax valuation allowances and tax accruals, lease obligations, and estimated liability for self-insurance.  During the first 39 weeks of fiscal 2012, there have been no changes in our critical accounting policies.

Liquidity and Capital Resources:

Cash and cash equivalents decreased by $0.9 million and $0.7 million during the first 39 weeks of fiscal 2012 and 2011, respectively.  The change in cash and cash equivalents is as follows (in thousands):

	Thirty-nine weeks ended
	February 28,	March 1,
	2012	2011
Cash provided by operating activities	$76,032	$76,490
Cash used by investing activities	(22,446)	(18,368)
Cash used by financing activities	(54,446)	(58,777)
Decrease in cash and cash equivalents	$(860)	$(655)

Operating Activities

Our cash provided by operations is generally derived from cash receipts generated by our restaurant customers and franchisees.  Substantially all of the $958.5 million and $906.7 million of restaurant sales and operating revenue disclosed in our Condensed Consolidated Statements of Income for the 39 weeks ended February 28, 2012 and March 1, 2011, respectively, was received in cash either at the point of sale or within two to four days (when our guests paid with debit or credit cards).  Our primary uses of cash for operating activities are food and beverage purchases, payroll and benefit costs, restaurant operating costs, general and administrative expenses, and marketing, a significant portion of which are incurred and paid in the same period.

Cash provided by operating activities for the first 39 weeks of fiscal 2012 decreased $0.5 million (0.6%) from the corresponding period in the prior year to $76.0 million.  The decrease is due to lower EBITDA as a result of a 4.4% decrease in same-restaurant sales at Company-owned Ruby Tuesday restaurants and higher cash paid for interest ($4.3 million) as a result of an increase in debt outstanding during the current year from the franchise acquisitions in fiscal 2011.  These were partially offset by a reduction in cash paid for income taxes ($5.3 million) and reduced amounts spent to acquire inventory.

Our working capital deficiency and current ratio as of February 28, 2012 were $7.0 million and 0.9:1, respectively.  As is common in the restaurant industry, we carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset) or debt reduction (a long-term liability) and receivable and inventory levels are generally not significant.

Investing Activities

We require capital principally for the maintenance and upkeep of our existing restaurants, limited new or converted restaurant construction, investments in technology, equipment, remodeling of existing restaurants, and on occasion for the acquisition of franchisees or other restaurant concepts.  Property and equipment expenditures purchased with internally-generated cash flows for the 39 weeks ended February 28, 2012 were $29.1 million.

Capital expenditures for the remainder of the fiscal year are projected to be approximately $4.0 to $8.0 million based on our planned improvements for existing restaurants and our expectation that we will open approximately three to five Lime restaurants, and convert approximately two to four Company-owned Ruby Tuesday concept restaurants to other high-quality casual dining concepts during the remainder of fiscal 2012.  As further discussed in Note Q to the Condensed Consolidated Financial Statements and later in this MD&A, we also anticipate spending $24.0 million to acquire certain assets from Lime Fresh Mexican Grill, Inc. and certain of its affiliated companies in the fourth quarter of fiscal 2012.  We intend to fund our investing activities with cash provided by operations or borrowings on our Credit Facility.

Included in our proceeds from the disposal of assets for the 39 weeks ended February 28, 2012 is $2.3 million of gross cash proceeds from the sale-leaseback transaction of the land and building for a Company-owned Ruby Tuesday concept restaurant.  The gross cash proceeds were exclusive of $0.1 million of transaction costs.  The net proceeds from the sale-leaseback transaction were used to pay down certain of our mortgage loan obligations.  See Notes G and Q to the Condensed Consolidated Financial Statements for further discussion of this transaction and similar transactions which have closed subsequent to February 28, 2012.

As discussed further in Note D to the Condensed Consolidated Financial Statements, during the first 39 weeks of fiscal 2011, we spent $4.4 million, plus assumed debt, to acquire the remaining membership interests of nine franchise partnerships which collectively operated 92 restaurants, one restaurant from a tenth franchise partnership, and three restaurants from a traditional domestic franchise.

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

Under the terms of the Credit Facility, we had borrowings of $155.0 million with an associated floating rate of interest of 2.58% at February 28, 2012.  As of May 31, 2011, we had $177.0 million outstanding with an associated floating rate of interest of 2.27%.  After consideration of letters of credit outstanding, we had $215.7 million available under the Credit Facility as of February 28, 2012.  The Credit Facility will mature on December 1, 2015.

The Credit Facility contains financial covenants relating to the maintenance of leverage and fixed charge coverage ratios and minimum net worth.  We were in compliance with our debt covenants as of February 28, 2012 and the date of this filing.

On April 3, 2003, we issued notes totaling $150.0 million through a private placement of debt (the “Private Placement”).  On December 1, 2010, we entered into an amendment of the notes issued in the Private Placement.  Among other changes, this amendment conformed the covenants in this agreement to the covenants contained in the Credit Facility discussed above.

At February 28, 2012 and May 31, 2011, the Private Placement consisted of $44.4 million in notes with an interest rate of 7.17% (the “Series B Notes”).  The Series B Notes mature on April 1, 2013, and thus have been classified as non-current in our February 28, 2012 and May 31, 2011 Condensed Consolidated Balance Sheets.

Our $107.6 million in mortgage loan obligations as of February 28, 2012 consists of various loans acquired upon franchise acquisitions.  These loans, which mature between June 2012 and March 2024, have balances which range from negligible to $8.4 million and interest rates of 3.37% to 11.28%.  Many of the properties acquired from franchisees collateralize the loans outstanding.

During the 39 weeks ended February 28, 2012, we spent $18.4 million to repurchase 2.0 million shares of RTI common stock.  As of February 28, 2012, the total number of remaining shares authorized to be repurchased was 5.9 million.  No shares were repurchased during the first three quarters of the prior year.

During the remainder of fiscal 2012, we expect to fund operations, capital expansion, stock repurchases, and any other investments from operating cash flows, our Credit Facility, and proceeds from sale-leaseback transactions.

Significant Contractual Obligations and Commercial Commitments

Long-term financial obligations were as follows as of February 28, 2012 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Notes payable and other long-term debt, including
current maturities (a)	$107,806	$14,620	$24,932	$37,730	$30,524
Revolving credit facility (a)	155,000	–	–	155,000	–
Unsecured senior notes
(Series B) (a)	44,442	–	44,442	–	–
Interest (b)	38,763	10,568	13,584	7,920	6,691
Operating leases (c)	353,858	44,777	79,388	63,394	166,299
Purchase obligations (d)	111,073	61,395	29,416	19,116	1,146
Pension obligations (e)	38,524	11,259	5,805	5,058	16,402
Total (f)	$849,466	$142,619	$197,567	$288,218	$221,062

(a)	See Note H to the Condensed Consolidated Financial Statements for more information.
(b)
Amounts represent contractual interest payments on our fixed-rate debt instruments.  Interest payments on our variable-rate revolving credit facility and variable-rate notes payable with balances of $155.0 million and $12.2 million, respectively, as of February 28, 2012 have been excluded from the amounts shown above, primarily because the balance outstanding under the Credit Facility, described further in Note H of the Condensed Consolidated Financial Statements,  fluctuates daily.  Additionally, the amounts shown above include interest payments on the Series B Notes at the current interest rates of 7.17%, respectively.

(c)
This amount includes operating leases totaling $1.6 million for which sublease income from franchisees or others is expected.  Certain of these leases obligate us to pay maintenance costs, utilities, real estate taxes, and insurance, which are excluded from the amounts shown above.  See Note G to the Condensed Consolidated Financial Statements for more information.

(d)	The amounts for purchase obligations include commitments for food items and supplies, advertising, utility contracts, and other miscellaneous commitments.
(e)	See Note J to the Condensed Consolidated Financial Statements for more information.
(f)	This amount excludes $4.4 million of unrecognized tax benefits due to the uncertainty regarding the timing of future cash outflows associated with such obligations.

Commercial Commitments as of February 28, 2012 (in thousands):

Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	Years	years	Years
Letters of credit	$ 9,284	$ 9,284	$ –	$ –	$ –
Divestiture guarantees	5,484	1,345	994	990	2,155
Total	$ 14,768	$ 10,629	$ 994	$ 990	$ 2,155

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

Known Events, Uncertainties and Trends:

Goodwill Impairment Evaluation

Our goodwill totaled $16.9 million at February 28, 2012.  We perform tests for impairment annually (as of the end of the third fiscal quarter), or more frequently if events or circumstances indicate it might be impaired.  Impairment tests for goodwill include comparing the fair value of the respective reporting unit with its carrying value, including goodwill.  We use a variety of methodologies in conducting these impairment assessments, including cash flow analyses that are consistent with the assumptions we believe hypothetical marketplace participants would use, estimates of sales proceeds and other measures, such as fair market price of our common stock, as evidenced by closing trading price.  Where applicable, we use an appropriate discount rate that is commensurate with the risk inherent in the projected cash flows.

In early August 2011, the closing trading price of our common stock fell below our net book value per share and, with few exceptions, has remained there since.  Despite our belief that this is temporary, we utilized three approaches, (1) a public trading analysis, which estimates the value of our business based on the implied valuations of other publicly traded companies with relatively similar operating or financial characteristics, (2) a precedent transactions analysis, which represents the value of a business based on the implied valuations paid in publicly announced merger and acquisition transactions for similar companies over time, and (3) a discounted cash flow approach,  to perform additional procedures to analyze the carrying value of our goodwill.

Under the public trading analysis, enterprise values of an appropriate reference group were calculated and expressed in multiples of EBITDA for the latest historical period as well as the next fiscal year.  These multiples are used to gauge relative performance and valuation and were applied to our results to arrive at an estimated enterprise value.

With the precedent transactions analysis, ranges of enterprise values of companies acquired or to be acquired as a multiple of historical EBITDA in publicly announced merger and acquisition transactions were used to estimate our enterprise value.

The discounted cash flow analysis used our projected operating results, future estimates of capital expenditures and changes in future working capital requirements, as well as our estimated weighted average cost of capital, to determine discounted cash flows, plus a terminal value to account for the theoretical future value of the business beyond the forecast period.  Inherent in these calculations were revenue growth assumptions and estimates of future expected changes in operation margins and costs and number of units.

Based on our review of the results of these multiple fair value estimation analyses, we concluded that the fair value of the Company's equity exceeded carrying value and there was no impairment of goodwill at February 28, 2012.  However, if market conditions at either the restaurant store level or system-wide deteriorate, or if operating results decline further, we may be required to record impairment charges in future quarters.

Sale-Leaseback Transactions

Over the last two fiscal quarters, we have been pursuing sale-leaseback transactions on a portion of our real estate in order to create greater financial flexibility.  We are targeting to raise approximately $50.0 million of gross proceeds from these transactions to be utilized for debt reduction and opportunistic share repurchases, and will give consideration to potential additional sale-leaseback transactions should market demand and deal economics remain attractive.

During the 13 weeks ended February 28, 2012, we completed the sale-leaseback of the land and building for a Company-owned Ruby Tuesday concept restaurant for gross cash proceeds of $2.3 million, exclusive of transaction costs of approximately $0.1 million.  Equipment was not included.  The carrying value of the property sold was $1.5 million.  The lease has been classified as an operating lease and has an initial term of 15 years, with renewal options of up to 20 years.  Net proceeds from the sale-leaseback transactions were used to pay down certain of our mortgage loan obligations.

We realized a gain on this transaction of $0.7 million, which has been deferred and is being recognized on a straight-line basis over the initial term of the lease.  The current and long-term portions of the deferred gain are included in Accrued liabilities- Rent and other and Other deferred liabilities, respectively, in our February 28, 2012 Condensed Consolidated Balance Sheet.  Amortization of the deferred gains is included as a reduction to rent expense and is included within Other restaurant operating costs in our Condensed Consolidated Statement of Income for the 13 and 39 weeks ended February 28, 2012.

As of February 28, 2012, 21 of our Ruby Tuesday concept restaurant properties have been classified within Assets held for sale in our Condensed Consolidated Balance Sheet in anticipation of future sale-leaseback transactions.  These properties had carrying values of $35.1 million as of February 28, 2012.  See Note Q to the Condensed Consolidated Financial Statements for a discussion of sale-leaseback transactions which occurred subsequent to February 28, 2012 but prior to the date of the filing of this Quarterly Report on Form 10-Q.

Acquisition of Lime Fresh Mexican Grill

Subsequent to February 28, 2012, we announced our plans to acquire, following a period of due diligence, certain assets, including seven Lime concept restaurants, the royalty stream from five Lime concept franchised restaurants, and the intellectual property of Lime Fresh Mexican Grill, Inc. and certain of its affiliated companies for $24.0 million.  Not to be included in the asset acquisition is one restaurant owned by Lime Fresh Mexican Grill, Inc. which will continue to operate as a franchisee of RTI and four restaurants which will continue to be operated under license by existing franchisees.  We expect this transaction to be completed during the fourth quarter of fiscal 2012.

Restaurant Closings

In the Company’s third fiscal quarter, management working closely with the Board of Directors, adopted a plan to close 25 to 27 restaurants during the fourth quarter of fiscal 2012 and 10 restaurants thereafter upon expiration of the leases.  The Board of Directors formally approved management’s plan at its regular Board meeting on April 4, 2012.  As discussed in Note I to the Condensed Consolidated Financial Statements, in addition to impairments recorded for stores which were not part of management’s plan, we recorded impairments of $9.6 million during the 13 weeks ended February 28, 2012 associated with restaurants which will be closed.

In connection with these closures, we anticipate closing costs, primarily related to lease settlements, of approximately $6.0 to $10.0 million in the fourth quarter of fiscal 2012.  We expect the majority of these charges to result in cash expenditures, primarily in fiscal 2013 and thereafter.  The actual amount of any cash payments made for lease contract termination costs will be dependent upon ongoing negotiations with the landlords of the leased restaurant properties.

The closures should lead to estimated annual incremental EBITDA of approximately $1.5 to $2.0 million, in addition to a slight same-restaurant sales improvement.

Financial Strategy and Stock Repurchase Plan

Our financial strategy is to utilize a prudent amount of debt, including operating leases, letters of credit, and any guarantees, to minimize the weighted average cost of capital while allowing financial flexibility.  This strategy has periodically allowed us to repurchase RTI common stock.  During the first three quarters of fiscal 2012, we repurchased 2.0 million shares of RTI common stock at an aggregate cost of $18.4 million.  As of February 28, 2012, the total number of remaining shares authorized to be repurchased was 5.9 million.  To the extent not funded with cash from operating activities and proceeds from stock option exercises, additional repurchases, if any, may be funded by proceeds from sale-leaseback transactions and borrowings on the Credit Facility.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices.  The interest rate charged on our Credit Facility can vary based on the interest rate option we choose to utilize.  Our Base Rate for borrowings is defined to be the higher of Bank of America’s prime lending rate, the Federal Funds Rate plus 0.5%, or an adjusted LIBO Rate plus 1.00%, plus an applicable margin ranging from 0.25% to 1.25%.  The applicable margin for our Eurodollar Borrowings ranges from 1.25% to 2.25%.  As of February 28, 2012, the total amount of outstanding debt subject to interest rate fluctuations was $167.2 million.  A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of $1.7 million per year, assuming a consistent capital structure.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of February 28, 2012.

Changes in Internal Controls

During the fiscal quarter ended February 28, 2012, there were no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business, including claims relating to injury or wrongful death under “dram shop” laws, workers’ compensation and employment matters, claims relating to lease and contractual obligations, and claims from guests alleging illness or injury.  We provide reserves for such claims when payment is probable and estimable in accordance with U.S. generally accepted accounting principles.  At this time, in the opinion of management, the ultimate resolution of pending legal proceedings will not have a material adverse effect on our consolidated operations, financial position, or cash flows.  See Note N to the Condensed Consolidated Financial Statements for further information about our legal proceedings as of February 28, 2012.

ITEM 1A.

RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended May 31, 2011 in Part I, Item 1A. Risk Factors.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From time to time our Board of Directors has authorized the repurchase of shares of our common stock as a means to return excess capital to our shareholders.  The timing, price, quantity and manner of the purchases have been made at the discretion of management, depending upon market conditions and the restrictions contained in our loan agreements.  As of February 28, 2012, 5.9 million shares remained available for purchase under existing programs.  We did not repurchase any shares of RTI common stock during the 13 weeks ended February 28, 2012.  During the first quarter of fiscal 2012, we spent $18.4 million to repurchase 2.0 million shares of RTI common stock.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.  There were no unregistered sales of equity securities during the 13 and 39 weeks ended February 28, 2012.

ITEM 5.

OTHER INFORMATION

Share-Based Employee Compensation Award
On April 4, 2012, in order to assist with employee retention, the Executive Compensation and Human Resources Committee of the Board of Directors approved a special grant of time-based restricted shares of common stock to Kimberly Grant, Executive Vice President, and Daniel Dillon, Jr., Senior Vice President, Brand Development, under the terms of the 2003 SIP.  Ms. Grant and Mr. Dillon each received 110,375 time-based restricted shares of common stock as part of this award.  The shares will vest in equal amounts over the next 3 to 5 years.

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

RUBY TUESDAY, INC.
(Registrant)

Date: April 6, 2012	BY: /s/ MARGUERITE N. DUFFY —————————————— Marguerite N. Duffy Senior Vice President and Chief Financial Officer and Principal Accounting Officer