Form 10-K
period 2012-06-05
RUBY TUESDAY INC
filed 2012-08-06
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
———————————
FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: June 5, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☐                                                                                        Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)         Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of the last day of the second fiscal quarter ended November 29, 2011 was $433,693,351 based on the closing stock price of $6.80 on November 29, 2011.

The number of shares of common stock outstanding as of July 31, 2012, was 64,345,652.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2012 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III hereof.

Index
PART I

Item 1.	Business	4-10
Item 1A.	Risk Factors	11-18
Item 1B.	Unresolved Staff Comments	18
Item 2.	Properties	18-20
Item 3.	Legal Proceedings	20
Item 4.	Mine Safety Disclosures	20

Special Note Regarding Forward-Looking Information
This Annual Report on Form 10-K contains various forward-looking statements, which represent our expectations or beliefs concerning future events, including one or more of the following:  future financial performance and restaurant growth (both Company-owned and franchised), future capital expenditures, future borrowings and repayments of debt, availability of financing on terms attractive to the Company, payment of dividends, stock repurchases, restaurant acquisitions, conversions of Company-owned restaurants to other dining concepts, and changes in senior management and in the Board of Directors.  We caution the reader that a number of important factors and uncertainties could, individually or in the aggregate, cause our actual results to differ materially from those included in the forward-looking statements (such statements include, but are not limited to, statements relating to cost savings that we estimate may result from any programs we implement, our estimates of future capital spending and free cash flow, and our targets for annual growth in same-restaurant sales and average annual sales per restaurant), including, without limitation, the following:

•	general economic conditions;

•	changes in promotional, couponing and advertising strategies;

•	changes in our guests’ disposable income;

•	consumer spending trends and habits;

•	increased competition in the restaurant market;

•	laws and regulations affecting labor and employee benefit costs, including further potential increases in state and federally mandated minimum wages, and healthcare reform;

•	guests’ acceptance of changes in menu items;

•	guests’ acceptance of our development prototypes, remodeled restaurants, and conversion strategy;

•	mall-traffic trends;

•	changes in the availability and cost of capital;

•	weather conditions in the regions in which Company-owned and franchised restaurants are operated;

•	costs and availability of food and beverage inventory;

•	our ability to attract and retain qualified managers, franchisees and team members;

•	impact of adoption of new accounting standards;

•	impact of food-borne illnesses resulting from an outbreak at either Ruby Tuesday or other restaurant concepts;

•	our ability to successfully integrate acquired companies;

•	our ability to complete our planned sale-leaseback transactions;

•	effects of actual or threatened future terrorist attacks in the United States; and

•	significant fluctuations in energy prices.

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

We began our traditional franchise program in 1997 with the opening of one domestically and two internationally franchised Ruby Tuesday restaurants. The following year, we introduced a program called our “franchise partnership program,” under which we owned 1% or 50% of the equity of each of the entities that owned and operated Ruby Tuesday franchised restaurants.  During fiscal 2011, we acquired 11 of our 13 franchise partnerships, representing 106 restaurants.  The remaining two franchise partnerships closed or sold their restaurants.

We do not own any of the equity of entities that hold franchises under our traditional franchise programs. As of June 5, 2012, we had 29 Ruby Tuesday concept franchisees, comprised of 11 traditional domestic and 18 traditional international franchisees. Of these franchisees, we have signed agreements for the development of new franchised Ruby Tuesday restaurants with three traditional domestic and seven traditional international franchisees.  The seven international franchisees hold rights as of June 5, 2012 to develop Ruby Tuesday restaurants in 27 countries.

During fiscal 2011, we began converting certain underperforming Ruby Tuesday restaurants to other concepts.  To that end, we entered into a licensing agreement which allows us to operate multiple Truffles® restaurants, an upscale café concept offering a diverse menu.  Another conversion concept available to us is Marlin & Ray’s™, an internally-developed seafood concept.

Also in fiscal 2011, we entered into a licensing agreement which allows us to operate multiple Lime Fresh Mexican Grill® (“Lime Fresh”) restaurants, a fast casual Mexican concept.  We opened four Lime Fresh restaurants during fiscal 2012 under the terms of the licensing agreement.  On April 11, 2012, we completed the acquisition of Lime Fresh, including the assets of seven additional Lime Fresh concept restaurants, the royalty stream from five Lime Fresh concept franchised restaurants, and the Lime Fresh brand’s intellectual property.

Operations
We own, operate and franchise the Ruby Tuesday casual dining restaurant chain.  Our mission is to be the best in the bar and grill segment of casual dining by delivering to our guests a high-quality casual dining experience with compelling value.  While we are in the bar and grill sector because of our varied menu, we operate at the higher-end of casual dining in terms of the quality of our food and service.  As of June 5, 2012, we owned and operated 714, and franchised 79, Ruby Tuesday restaurants.  Also, as of June 5, 2012, our traditional franchisees operated 36 domestic and 43 international Ruby Tuesday restaurants.  Ruby Tuesday restaurants can now be found in 45 states, the District of Columbia, 12 foreign countries and Guam. Our Company-owned and operated restaurants are concentrated primarily in the Southeast, Northeast, Mid-Atlantic and Midwest of the United States, which we consider to be our core markets.  A listing of the states and countries in which our franchisees operate is set forth below in Item 2 entitled “Properties.”

We also own, operate, and in some cases, franchise the Lime Fresh fast casual restaurant chain and Marlin & Ray’s and Wok-Hay casual dining restaurant concepts.  We also operate Truffles restaurants pursuant to a license agreement.  As of June 5, 2012, there were 13 Company-owned and operated Lime Fresh restaurants, 11 Company-owned and operated Marlin & Ray’s restaurants, two Company-owned and operated Truffles restaurants, and one Company-owned and operated Wok-Hay restaurant.  In addition, there were four Lime Fresh restaurants operated by domestic franchisees as of June 5, 2012.

Our Core Ruby Tuesday Concept
Ruby Tuesday restaurants serve simple, fresh, American food with a wide variety of steaks, fresh chicken, crab cakes, lobster, salmon, tilapia, fork-tender ribs, appetizers, handcrafted burgers, and more, in addition to a garden bar which offers up to 35 items and is an important point of differentiation for our brand compared to our peers.  Burger choices include such items as beef, turkey, and chicken.  Entree selections typically range in price from $6.99 to $18.99.  Where appropriate, we also offer our RubyTueGo® curbside service and a delivered-meals catering program for businesses, organizations, and group events at both Company-owned and franchised restaurants.

Over the past five years, we have made significant brand improvements in food and service quality, which we believe have elevated and differentiated the Ruby Tuesday brand from our bar and grill competitors.  Our goal is to be the best in the bar and grill segment of casual dining by delivering the ultimate “$25 dining experience for $15.”  In order to achieve this goal, our operating strategies focus on consistently executing the following:

•
Uncompromising Freshness and Quality. Virtually every item on our menu is made with the freshest of ingredients, in line with our high-quality casual dining positioning.  Our chicken breasts are fresh, not frozen, all natural, and contain no growth hormones.  Our burgers are made from 100% choice beef and served with crisp leaf lettuce, and fresh, cold-pack pickles on an artisan bun. Our differentiated high-quality seafood menu items include lobster and crab cakes made from jumbo lump crab meat.  Our menu items include approximately 30 entrees; Fit & Trim offerings, which consist of menu items that are 700 calories or less; fresh side items, which now include fresh grilled green beans, fresh grilled zucchini, and sugar snap peas; and a Sunday brunch menu with 15 total items including French toast and omelets.  We have recently enhanced our garden bar with more variety and freshness and also recently launched our new “Chef Inspired Specials” featuring high-flavor profile entrees like Jamaican jerk shrimp, Asiago peppercorn sirloin, and Cajun jambalaya pasta.  Our freshness also applies to our appetizers, which include fresh, made-to-order guacamole.  Our beverage offerings include non-alcoholic drinks made to order from fresh berries and fresh lemon, mango, and pomegranate juices.  Our cocktails are made with premium call-brand spirits and we also offer an extensive handcrafted beer and wine selection.

•
Gracious Hospitality.  We focus on our restaurant-level team through implementation of high performance standards, advanced training, and a rigorous selection process.  Our assistant managers are designated as either a guest service specialist or a culinary specialist depending upon their individual passions and skill sets, and such designation enables us to more consistently execute at high-quality casual dining levels in both food and service quality.  We have implemented smaller station sizes, increased bartender staffing levels, and added food runners to improve the dining experience.  Our service system enables our servers to focus more attention on the guests so we can provide them with hotter, fresher food at service levels comparable to those at polished casual dining service levels.

•
Compelling Value.  We believe our guests perceive “value” as a combination of food quality, service, restaurant atmosphere, menu variety, and price.  However, as the economy continues to experience volatility, we believe that price has remained important to our guests.  With an average net check of approximately $12.50 to $13.00 for fiscal 2012, we believe our menu pricing provides a compelling value proposition.  In fiscal 2011, we began offering fresh-baked garlic cheese biscuits complimentary with our entrees and believe this offering further increases the overall value perception of our brand, in line with other high-quality casual dining restaurants.  Additionally, in fiscal 2012 we increased our value position by offering our fresh, endless garden bar complimentary with over 20 entrees and a starting price of $9.99, which provides compelling value to guests and is a point of differentiation for Ruby Tuesday because our competitors typically do not offer a free garden bar with the purchase of their entrees.

Our Other Concepts
We have begun to leverage our expertise in operating Ruby Tuesday to develop and operate other casual dining and fast-casual restaurant concepts, including:

Lime Fresh Mexican Grill
Lime Fresh is a fast-casual fresh Mexican concept with restaurant operations in the Eastern United States, many in the vicinity of Miami, Florida.  The Lime Fresh concept menu features organic food and diverse menu offerings such as homemade tortilla chips, customizable nachos, flautas, salads, soups, fajitas, quesadillas, tacos, burritos, and salsa and guacamole.  This concept offers a unique experience by providing the speed of a fast-casual restaurant, with the service and food quality of casual dining, in a fun and energetic atmosphere for guests.

On September 13, 2010, we entered into a licensing agreement with LFMG International, LLC, which allowed us to operate multiple restaurants under the Lime Fresh name.  As of April 10, 2012 we had opened four Lime Fresh restaurants under the terms of our licensing agreement.  Given the knowledge gained about the Lime Fresh brand from the licensing agreement, in addition to the growth potential we believe the Lime Fresh concept affords, on April 11, 2012, we completed the acquisition of Lime Fresh, including the assets of seven additional Lime Fresh concept restaurants, the royalty stream from five Lime Fresh concept franchised restaurants (one of which opened in July 2012), and the Lime Fresh brand’s intellectual property for $24.1 million.  We believe this brand has significant growth potential given its low capital requirements and strong EBITDA margin returns.  As of June 5, 2012, we owned and operated 13 Lime Fresh restaurants, and our domestic franchisees operated four Lime Fresh restaurants.  We tentatively have plans to add 12 to 16 Lime Fresh locations in fiscal 2013, subject to our ability to locate suitable inline sites for development.

Marlin & Ray’s
Marlin & Ray’s is our internally developed seafood concept that leverages our knowledge of seafood given our guests’ preference for seafood at our Ruby Tuesday restaurant concepts.  We developed Marlin & Ray’s to fill a void for seafood that we perceived in the polished-casual sector.  The concept offers a diverse menu featuring lobster, crab, tilapia, salmon, mahi-mahi, shrimp, scallops, trout, and other fish and seafood choices.  As of June 5, 2012, our 11 Marlin & Ray’s restaurants have been conversions of certain underperforming Ruby Tuesday concept restaurants where we believe the respective markets could support a seafood concept.  We view this concept as a strong complement to the Ruby Tuesday brand as it is a natural fit given our execution experience and existing supply chain. We are currently evaluating opportunities to open Marlin & Ray’s concept restaurants in new locations that were not previously Ruby Tuesday concept restaurants.

Truffles and Wok-Hay
We also operate Truffles restaurants pursuant to a license agreement and own, operate and franchise the Wok-Hay casual dining concept.  Truffles is an upscale full-service grill that offers a diverse menu featuring soups, salads, and sandwiches, a signature chicken pot pie, house-breaded fried shrimp, pasta, ribs, steaks, and a variety of desserts.  As of June 5, 2012, we owned and operated two Truffles restaurants.   Additionally, as of June 5, 2012, we owned and operated one Wok-Hay restaurant, which is a full service Asian concept.  While these brands will continue to remain part of our overall portfolio, we currently have no plans for any material growth of either brand, with the exception of potential international franchise opportunities, given our focus over the next several years on stabilizing and growing Ruby Tuesday’s same-restaurant sales, growing the Lime Fresh brand in the Eastern United States, and converting underperforming Ruby Tuesday restaurants to the Marlin & Ray’s concept.

Franchising
As previously noted, as of June 5, 2012, we had franchise arrangements with 29 franchise groups which operate Ruby Tuesday restaurants in 14 states, Guam, and in 12 foreign countries.

As of June 5, 2012, there were 79 Ruby Tuesday franchise restaurants which were all operated by our traditional and international franchisees.  As further discussed in Note 3 to the Consolidated Financial Statements, we acquired 106 restaurants from franchise partnerships during fiscal 2011 and three restaurants from a traditional domestic franchisee.  As of May 31, 2011, all of our franchise partnerships had been acquired by the Company or had ceased operations.  Franchisees opened six Ruby Tuesday restaurants in fiscal 2012, seven Ruby Tuesday restaurants in fiscal 2011, and six Ruby Tuesday restaurants in fiscal 2010.  We anticipate that our remaining franchisees will open approximately 11 to 13 Ruby Tuesday restaurants in fiscal 2013.

Generally, Ruby Tuesday concept franchise arrangements consist of a development agreement and a separate franchise agreement for each restaurant.  Under a development agreement, a franchisee is granted the exclusive right, and undertakes the obligation, to develop multiple restaurants within a specifically-described geographic territory.  The term of a domestic franchise agreement is generally 15 years, with two five-year renewal options.

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

Additionally, we offer support service agreements for domestic franchisees.  Under the support services agreements, we have one level of support in which we provide specified services to assist the franchisees with various aspects of the business including, but not limited to, processing of payroll, basic bookkeeping and cash management.  Fees for these services are typically contracted to be about 1.5% of revenues, as defined in the franchise agreement.  There is also a required level of support services in which we charge a fee to cover certain information technology related support that we provide.  All domestic franchisees also are required to pay a marketing and purchasing fee of 1.5% of monthly gross sales.  At times of economic downturn, we have occasionally chosen to temporarily lower these fees.  Under the terms of the franchise agreements, we also require all domestic franchisees to contribute a percentage of monthly gross sales, currently 2.25%, to a national advertising fund formed to cover their pro rata portion of the costs associated with our national advertising campaign.  Under these terms, we can charge up to 3.0% of monthly gross sales for this national advertising fund.

We provide ongoing training and assistance to our franchisees in connection with the operation and management of each restaurant through our training facility, meetings, on-premises visits, computer-based training (“CBT”), and by written or other material.

As of June 5, 2012, we also had franchise arrangements with three franchise groups which operate four Lime Fresh restaurants in Florida.  In general, Lime Fresh franchisees are currently obligated to pay an initial franchise fee of $30,000, an initial marketing fee of $10,000, and a royalty fee equal to 5.25% of the restaurant’s monthly gross sales, as defined in the franchise agreement.  There is also a required level of support services in which we charge a fee to cover certain information technology related support that we provide.  Under the terms of the franchise agreements, we also require domestic franchisees to contribute a percentage of monthly gross sales, currently 1.5%, to a national advertising fund formed to cover their pro rata portion of the costs associated with our national advertising campaign.  Under these terms, we can charge up to 3.0% of monthly gross sales for this national advertising fund.

Training
The Ruby Tuesday Center for Leadership Excellence, located in our Maryville, Tennessee Restaurant Support Services Center, serves as the centralized training center for all of our managers, multi-restaurant operators and other team members.  Facilities include classrooms, a test kitchen, and the Ruby Tuesday Culinary Arts Center.  The Ruby Tuesday Center for Leadership Excellence provides managers with the opportunity to assemble for intensive, ongoing instruction and hands-on interaction through our training sessions.  Programs include classroom instruction and various team building activities and competitions, which are designed to contribute to the skill and enhance the dedication of the Company and franchise teams in addition to strengthening our corporate culture.  In addition to the centralized training at the Ruby Tuesday Center for Leadership Excellence, we periodically conduct field training classes.  These field training classes have been held for bartenders, managers, and general managers.  The field classes partnered the training team along with operational leadership to provide direct training and development in order to reach a large audience faster, and make an immediate impact on our team.

We offer team member training materials for all concepts in several formats to promote better learning.  Our materials are produced in a CBT format as well as in written, video and verbal formats.  CBT enables us to leverage technology to provide an even higher quality interactive training experience and allows for testing at every level to calibrate our team members’ skill levels and promotes self-paced, ongoing development.  All results are captured in a personal transcript for all team members so that we can accurately track their training and development throughout their careers.

Further contributing to the training experience is the Ruby Tuesday LodgeSM, which is located on a wooded campus just minutes from the Restaurant Support Services Center.  The Ruby Tuesday Lodge serves as the lodging quarters and dining facility for those attending the Ruby Tuesday Center for Leadership Excellence.  After a day of instruction, trainees have the opportunity to dine and socialize with fellow team members in a relaxed and tranquil atmosphere where they are fully immersed in our culture.  The Ruby Tuesday Lodge serves as a model of Uncompromising Freshness and Quality and Gracious Hospitality for our managers while they are guests of the Ruby Tuesday Lodge so that they can take that same standard back to their restaurants.  We believe our emphasis on training and retaining high quality restaurant managers is critical to our long-term success and we are committed to the ongoing development of our team members.

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

Seasonality
Our business is moderately seasonal.  Average restaurant sales of our mall-based restaurants, which represent approximately 18% of our total restaurants as of June 5, 2012, are slightly higher during the winter holiday season.  Freestanding restaurant sales are generally higher in the spring and summer months.

Competition
Our business is subject to intense competition with respect to prices, services, locations, employees, and the types and quality of food. We are in competition with other food service operations, with locally-owned restaurants, and other national and regional restaurant chains that offer the same or similar types of services and products as we do.  In times of economic uncertainty, restaurants also compete with grocery retailers as guests may choose to limit spending and eat at home.  Some of our competitors may be more established in the markets where our restaurants are or may be located. Changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns, and the types, numbers and locations of competing restaurants often affect the restaurant business. There is active competition for personnel and for attractive commercial real estate sites suitable for restaurants.

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

Personnel
As of June 5, 2012, we employed approximately 16,800 full-time and 19,500 part-time employees, including 381 support center management and staff personnel.  We believe that our employee relations are good and that working conditions and employee compensation are comparable with our major competitors. Our employees are not covered by a collective bargaining agreement.

Available Information
We maintain a web site at www.rubytuesday.com.  Through the “Investors” section of our web site, we make available free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as it is reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.  We are not including the information contained on or available through our web site as a part of, or incorporating such information into, this Annual Report on Form 10-K.  In addition, copies of our corporate governance materials, including Corporate Governance Guidelines, Nominating and Governance Committee Charter, Audit Committee Charter, Executive Compensation and Human Resources Committee Charter, Code of Business Conduct and Ethics, Code of Ethical Conduct for Financial Professionals, Categorical Standards for Director Independence, and Whistleblower Policy, are available on the web site, free of charge.  We will make available on our web site any waiver of or substantive amendment to our Code of Business Conduct and Ethics or our Code of Ethical Conduct for Financial Professionals within four business days following the date of such waiver or amendment.

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

Executive Officers
Our executive officers are appointed by and serve at the discretion of our Board of Directors. Information regarding our executive officers as of August 1, 2012, is provided below.  On June 6, 2012, the Company announced that Samuel E. Beall, III will be stepping down from management and the Board of Directors once the Company names a successor.  The Board of Directors has formed a committee to find his successor.

Name	Age	Position

Samuel E. Beall, III	62	Chairman of the Board, Chief Executive Officer and President
Kimberly M. Grant	41	Executive Vice President, Chief Operations Officer
Michael O. Moore	62	Executive Vice President - Chief Financial Officer, Treasurer and Assistant Secretary
Daniel P. Dillon, Jr.	47	Executive Vice President, Chief Branding Officer
Robert F. LeBoeuf	50	Senior Vice President, Chief People Officer
Scarlett May	46	Senior Vice President, Chief Legal Officer and Secretary
Mark D. Young	45	Senior Vice President, Chief Marketing Officer

Mr. Beall has served as Chairman of the Board and Chief Executive Officer of the Company since May 1995 and also as President of the Company since July 2004.  Mr. Beall served as President and Chief Executive Officer of the Company from June 1992 to May 1995 and President and Chief Operating Officer of the Company from September 1986 to June 1992.  Mr. Beall founded Ruby Tuesday in 1972.  On June 6, 2012, the Company announced that Samuel E. Beall, III will be stepping down from management and the Board of Directors once the Company names a successor.

Ms. Grant joined the Company in June 1992 and was named Executive Vice President in April 2007.  From January 2005 to April 2007, Ms. Grant served as Senior Vice President, Operations, from September 2003 to January 2005, as Vice President, Operations, from June 2002 to September 2003, as Regional Partner, Operations, and served in various other positions from June 1992 until June 2002.

Mr. Moore joined the Company in April 2012 as Executive Vice President and Chief Financial Officer.  Prior to joining the Company, Mr. Moore was employed with Sun Capital Partners as Executive Vice President and Chief Financial Officer of Pamida Stores from February 2009 to March 2012 and as Interim Chief Financial Officer of Kellwood, Inc. from November 2008 to February 2009.  Prior to his tenure with Sun Capital Partners, Mr. Moore served as Executive Vice President and Chief Financial Officer of Advanced Auto Parts from December 2005 to February 2008.  Additionally, prior to December 2005, among other positions, Mr. Moore served as Executive Vice President and Chief Financial Officer of The Cato Corporation and as Senior Vice President and Chief Financial Officer of Bloomingdales.

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

Ms. May joined the Company in July 2000 and was named Senior Vice President, Chief Legal Officer in June 2012.  From August 2004 to June 2012, Ms. May served as Vice President, General Counsel and Secretary and from February 2004 to August 2004 as Vice President and Assistant General Counsel – Relations and Response.

Mr. Young joined the Company in January 1995 and was named Senior Vice President, Chief Marketing Officer in June 2007.  From October 2003 to June 2007, Mr. Young served as Vice President, Advertising, from August 1998 to September 2003 as Vice President, Marketing and Culinary, and from January 1995 to August 1998, in various other positions within the Company.

Item 1A. Risk Factors

Our business and operations are subject to a number of risks and uncertainties.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.  If any of those risks actually occurs, our business, financial condition and results of operations would suffer.  The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.  See “Special Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K.

We may be unsuccessful in our television marketing efforts, which may negatively impact our continued financial and operational success.

Our marketing strategy for the last several fiscal years has focused mainly on print promotions, digital media, and local marketing programs, with minimal spend on television.  In fiscal 2012 we began testing television marketing in our markets with anywhere from 20% to 100% of our restaurants covered by television advertising leveraging a mixture of network and national cable at varying media weights.  Based on favorable trends exhibited by our test markets in fiscal 2012, at the start of fiscal 2013 we deployed a television marketing program which will cover the entire system of restaurants for a portion of each quarter, with the remaining portion of the quarter to be supplemented by higher-end direct mail and other promotions.  We believe that having television advertising expense levels more in line with our peers in tandem with a more balanced approach on our promotional strategies will position us for improvements in same-restaurant sales in the future through driving repeat and new trial of our brand, in addition to enhancing our brand visibility.  Additionally, in order to fund the incremental television advertising efforts at no dilution to the overall profitability or cash flow of the company, we engaged a leading enterprise improvement consulting firm in fiscal 2012 to assist us in identifying savings opportunities in a number of key areas including procurement, occupancy, and maintenance costs.  These savings have been identified and implemented, and plans are for the majority of them to be reinvested into our television marketing programs.

While we believe that we have a good comprehensive marketing program in place to grow our same-restaurant sales in addition to a way to pay for this increased television spending through our cost savings initiatives, we can make no assurances regarding whether or not we will be successful in these efforts.  Although we believe a long-term strategy focused on a more balanced approach to television spending and promotional spending is the right approach, we are entering the television marketing space and competing against industry peers who have a longer and more established track record of promoting their brands on television, in addition to larger overall marketing budgets, thus potentially putting us at a competitive disadvantage.  If our competitors should increase their spending levels of advertising or promotions in reaction to our increased television marketing efforts or due to their increased need to drive trial of their brands in this continued slow economic environment, our advertising and promotional activities could potentially become less effective than those of our competitors and we could experience significant declines in sales, profitability, and overall brand relevance.

We may be unsuccessful in our strategies to grow revenue through new unit openings of our Lime Fresh fast casual brand or through converting existing Ruby Tuesday restaurants to our Marlin & Ray’s value-oriented seafood concept, since neither concept has proven its long-term viability or growth potential.

Although we did not open any Company-owned Ruby Tuesday concept restaurants during the past three fiscal years, we do have a strategic plan to grow revenue through new concept unit growth in the future.  As part of our strategy to reach our growth goals, in fiscal 2012 we acquired Lime Fresh which represented seven company-owned restaurants and four franchised restaurants.  Our growth plans include the opening of new Lime Fresh restaurants, and we tentatively plan to add 12 to 16 Lime Fresh locations in fiscal 2013.  Additionally, as part of our strategy to get more sales and cash flow out of our existing assets, in particular in our hypercompetitive markets, our plans for fiscal 2013 include continuing to test whether we can successfully grow sales and cash flows by converting certain existing Ruby Tuesday restaurants into our internally-developed seafood concept, Marlin & Ray’s.  Our growth plans include converting five to seven Company-owned Ruby Tuesday restaurants to Marlin & Ray’s in fiscal 2013, in addition to opening one newly-constructed Marlin & Ray’s restaurant.

While we believe the Lime Fresh fast casual brand and Marlin & Ray’s value-oriented seafood conversion brand both have significant potential given their low capital requirements and strong EBITDA margin potential, there are no assurances that we will be able to successfully and profitably grow either of these concepts.  There is an enhanced level of risk and uncertainty related to the operation and expansion of both of these newer brands as they are less-established than our anchor Ruby Tuesday brand.  Though believed to be a smaller risk than not achieving growth through increased same-restaurant sales, there are risks associated with restaurant openings and conversions, including but not limited to the following:  the identification and availability of suitable and econonomically-viable locations, the negotiation of acceptable lease or purchase terms for new locations, the selection of sites that will support a profitable level of sales and generate returns on investment that exceed our cost of capital, the acceptance of our concepts in new markets, the ability to obtain all required governmental permits in a timely manner, and our ability to recruit, train, and retain qualified management and operating personnel.  If we are unable to successfully manage these risks, we could face increased costs and lower-than-anticipated sales, earnings, and returns on investment in future periods.

We made substantial investments in the development and expansion of both of these brands, including the acquisition of Lime Fresh in fiscal 2012, and additional investments may be required in order for us to refine and expand the concepts in fiscal 2013 and beyond.  We can provide no assurance that these investments will be successful or that additional new restaurant growth or restaurant conversions will be accepted in the markets targeted for either concept.  Once opened, we anticipate new restaurants will take four to six months to reach planned operational profitability due to the associated start-up costs.  Both of these concepts are in the early stages of lifecycle development and both brands will continue to be subject to the risks and uncertainties that accompany any emerging restaurant brand or format, in particular ones being developed and deployed in this current difficult economic environment.

We may not be successful at operating profitable restaurants.

The success of our Ruby Tuesday brand and, to a lesser extent, the success of our conversion and growth brands, is dependent upon operating profitable restaurants.  The profitability of our restaurants is dependent on several factors, including the following:

•	the ability to timely and effectively meet customer demands and maintain our strong customer base;
•	the hiring, training, and retention of excellent restaurant managers and staff;
•	the ability to manage costs and prudently allocate capital resources;
•	the ability to achieve projected cost savings in a number of key areas, including procurement, occupancy, and maintenance costs;
•	the ability to create and implement an effective marketing/advertising strategy;
•	the ability to leverage sales following the completion of our conversions or the opening of new restaurants; and
•	the ability to provide menu items with strong customer preference at attractive prices.

As previously mentioned, during fiscal 2011, we acquired 109 restaurants from certain of our franchisees.  In addition, on April 11, 2012, we closed on our acquisition of Lime Fresh.  Assumptions were made at the times of acquisition as to how we might best increase the revenues generated by these restaurants and, as a result of a realization of operational and financial synergies, our own cash flow.

Unfortunately, there can be no assurance that the franchise restaurant or Lime Fresh acquisitions will result in the realization of the full anticipated benefits.   For example, we may experience increased competition that limits our ability to expand these businesses and may not be able to capitalize on expected business opportunities if general industry and business conditions deteriorate.  Because much of our acquired franchise debt contains significant prepayment penalties, we may further find it difficult to replace the acquired franchise debt with similar loans with more favorable terms.  Achieving the anticipated benefits of the acquisitions is subject to a number of uncertainties and other factors.  If these factors limit our ability to achieve the full anticipated benefits of the acquisitions, our expectations of future results of operations, including the synergies expected to result from the acquisitions, may not be met. If such difficulties are encountered or if such synergies, business opportunities and growth prospects are not realized, our business, financial condition and results of operations could be adversely affected.

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

General economic conditions could adversely affect our business, results of operations, liquidity and capital resources.

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

We assess our goodwill, trademarks and other long-lived assets as and when required by generally accepted accounting principles in the United States to determine whether they are impaired.  An impairment charge is required when the carrying value of the asset exceeds the estimated fair value or undiscounted future cash flows of the asset.  Certain of our long-lived assets, including amounts included within the Property and equipment, net, Goodwill, and Other assets, net captions of our Consolidated Balance Sheets, were recorded at estimated fair value on the dates of acquisition.  Should future cash flows not support those estimated values, impairment charges will occur.

As discussed further in Note 8 to our Consolidated Financial Statements, during the third quarter of fiscal 2012 we decided to close 25 to 27 underperforming Company-owned Ruby Tuesday restaurants, 23 of which were closed in our fourth quarter and one since.  Accordingly, during fiscal 2012 we recorded property impairment charges of $13.6 million, which included $9.7 million related to impairments associated with the decision to close the 25 to 27 restaurants.

In early August 2011, the closing price of our common stock fell below our net book value per share and, with few exceptions, has remained there since.  As discussed further in Note 8 to our Consolidated Financial Statements, given our lowered stock price, declines in same-restaurant sales, and the overall economic conditions and challenging environment for the restaurant industry, we concluded during the fourth quarter of fiscal 2012 that our goodwill associated with the Ruby Tuesday concept was impaired and recorded a non-cash charge of $16.9 million ($12.0 million, net of tax).

If market conditions deteriorate at either the restaurant store level or system-wide, or if operating results decline further, we may be required to record impairment charges.

Our substantial indebtedness could adversely affect our financial condition.

The amount of debt we carry, while believed by us to be prudent based upon our financial strategy, is significant.  As of June 5, 2012, we owed $326.7 million of outstanding indebtedness, including $80.1 million of mortgage indebtedness.  Our substantial indebtedness could have any or all of the following consequences:

•	it may limit our ability to borrow money or sell stock to fund our working capital, capital expenditures and debt service requirements;
•	it may limit our flexibility in planning for, or reacting to, changes in our business;
•	we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;
•	it may make us more vulnerable to a downturn in our business or the economy;
•	a substantial portion of our cash flow from operations could be dedicated to the repayment of our indebtedness and would not be available for other purposes; and
•	there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed.

In addition, the indenture governing our notes and our revolving credit facility contain financial and restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests.  If we were to violate any of our financial or other covenants in the future and either agreements cannot be reached with our creditors or agreements are reached but we do not comply with the revised covenants, our creditors could exercise their rights under the indebtedness, including requiring immediate repayment of all borrowings, which could have a material adverse effect on us.  Moreover, if any agreements were reached with our creditors, they might require us to pay incremental fees and/or higher interest rates.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

The indenture governing our notes and the agreement governing our revolving credit facility contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•	incur or guarantee additional indebtedness;
•	declare or pay dividends, redeem stock or make other distributions to stockholders;
•	make certain investments;
•	create liens or use assets as security in other transactions;
•	merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets;
•	enter into transactions with affiliates; and

•	sell or transfer certain assets.

Additionally, the agreement governing our revolving credit facility requires us to maintain certain financial ratios. A breach of any of these covenants could result in a default under the indenture and the revolving credit facility. We may also be unable to take advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our indebtedness.

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

We could be adversely impacted if our information technology and computer systems do not perform properly or if we fail to protect the integrity of confidential data.

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

Our inability or failure to execute on a comprehensive business continuity plan following a major natural or manmade disaster, including terrorism, at our corporate facility could materially adversely impact our business and our financial performance.

Our corporate systems and processes and corporate support for our restaurant operations are centralized at our data center located at our Restaurant Support Services Center and two other buildings in Maryville, Tennessee.  In addition, our data center’s systems are replicated daily at a disaster recovery site located in another state.  We have procedures in place for business continuity to address most critical events, including back up and off-site locations for storage and recovery of electronic and other forms of data and information.  However, if we are unable to fully execute our disaster recovery procedures, we may experience delays in recovery and losses of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal operating procedures that could have a material adverse effect on our financial performance and exposure to administrative and other legal claims.

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

Approximately 11% of our revenue for fiscal 2012 is attributable to the sale of alcoholic beverages.  We are required to comply with the alcohol-licensing requirements of the federal government, states and municipalities where our restaurants are located.  Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays.  Typically, the licenses are renewed annually and may be revoked or suspended for cause at any time.  Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.  If we fail to comply with federal, state or local regulations, our licenses may be revoked and we may be forced to terminate the sale of alcoholic beverages at one or more of our restaurants.

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

Samuel E. Beall, III, our chief executive officer and founder, has announced that he will be stepping down from management and the Board of Directors once the Company names a successor.  While we are in the process of finding his successor, we can make no assurance regarding the impact his loss could have on our business and financial results.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

Information regarding the locations of our restaurants is shown in the list below. Of the 741 Company-owned and operated restaurants as of June 5, 2012, we owned the land and buildings for 352 restaurants, owned the buildings and held non-cancelable long-term land leases for 253 restaurants, and held non-cancelable leases covering land and buildings for 136 restaurants.  Our Restaurant Support Services Center in Maryville, Tennessee, which was opened in fiscal 1998, is owned by the Company. Our executives and certain other administrative personnel are located in the Restaurant Support Services Center. Since fiscal 2001, we have expanded the Restaurant Support Services Center by opening second and third locations also in Maryville.

Additional information concerning our properties and leasing arrangements is included in Note 6 to the Consolidated Financial Statements appearing in Part II, Item 8 of this Annual Report on Form 10-K.

Under our franchise agreements, we have certain rights to gain control of a restaurant site in the event of default under the franchise agreements.

Ruby Tuesday Concept
The following table lists the locations of the Company-owned and franchised Ruby Tuesday restaurants as of June 5, 2012.

	Number of Ruby Tuesday Restaurants
State	Company	Franchise	Total

Domestic:
Alabama	39	–	39
Arizona	6	–	6
Arkansas	7	–	7
California	–	1	1
Colorado	10	–	10
Connecticut	17	–	17
Delaware	7	–	7

Florida	73	1	74
Georgia	49	–	49
Idaho	–	1	1
Illinois	3	13	16
Indiana	12	–	12
Iowa	1	2	3
Kansas	2	–	2
Kentucky	8	–	8
Louisiana	5	–	5
Maine	10	–	10
Maryland	30	–	30
Massachusetts	10	–	10
Michigan	24	1	25
Minnesota	12	–	12
Mississippi	8	–	8
Missouri	26	–	26
Nebraska	8	–	8
Nevada	1	–	1
New Hampshire	5	–	5
New Jersey	26	1	27
New Mexico	–	1	1
New York	33	–	33
North Carolina	55	–	55
North Dakota	–	5	5
Ohio	33	–	33
Oklahoma	–	2	2
Oregon	3	–	3
Pennsylvania	42	–	42
Rhode Island	3	–	3
South Carolina	32	–	32
South Dakota	–	3	3
Tennessee	38	–	38
Texas	2	4	6
Utah	1	–	1
Virginia	62	–	62
Washington, DC	2	–	2
West Virginia	8	–	8
Wisconsin	1	1	2
Total Domestic	714	36	750

	Number of Ruby Tuesday Restaurants
Country	Company	Franchise	Total

International:
Canada	–	1	1
Chile	–	9	9
Egypt	–	3	3
Greece	–	1	1
Guam*	–	1	1
Hawaii*	–	5	5
Honduras	–	1	1

Hong Kong	–	5	5
Iceland	–	2	2
Kuwait	–	6	6
Romania	–	2	2
Saudi Arabia	–	3	3
Trinidad	–	3	3
United Kingdom	–	1	1
Total International	–	43	43
	714	79	793

* Guam and Hawaii are treated as international locations for internal purposes.

Other Concepts
The following table lists the locations of the Company-owned and franchised other concept restaurants as of June 5, 2012.

	Number of Other Concept Restaurants
	Lime Fresh			Company
State	Company	Franchise	Total	Marlin & Ray’s	Other Concepts*

Alabama	2	–	2	–	–
Florida	7	4	11	–	1
Georgia	3	–	3	2	1
North Carolina	–	–	–	1	–
Ohio	–	–	–	2	–
Pennsylvania	–	–	–	1	–
Tennessee	–	–	–	2	1
Virginia	1	–	1	3	–
Total	13	4	17	11	3

*Other concepts include Truffles and Wok Hay.

Item 3. Legal Proceedings

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business, including claims relating to injury or wrongful death under “dram shop” laws, workers’ compensation and employment matters, claims relating to lease and contractual obligations, and claims from guests alleging illness or injury.  We provide reserves for such claims when payment is probable and estimable in accordance with U.S. generally accepted accounting principles.  At this time, in the opinion of management, the ultimate resolution of pending legal proceedings will not have a material adverse effect on our consolidated operations, financial position or cash flows.  See Note 12 to the Consolidated Financial Statements appearing in Part II, Item 8 of this Annual Report on Form 10-K, for more information about our legal proceedings as of June 5, 2012.

Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant's Common Equity,
Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity and Related Stockholder Matters
Ruby Tuesday, Inc. common stock is publicly traded on the New York Stock Exchange under the ticker symbol RT.
The following table sets forth the reported high and low intraday prices of our common stock and cash dividends paid thereon for each quarter during fiscal 2012 and 2011.

Fiscal Year Ended June 5, 2012				Fiscal Year Ended May 31, 2011
			Per Share				Per Share
			Cash				Cash
Quarter	High	Low	Dividends	Quarter	High	Low	Dividends
First	$11.33	$7.20	--	First	$10.83	$7.63	--
Second	$8.57	$6.35	--	Second	$13.30	$9.24	--
Third	$8.22	$6.42	--	Third	$15.57	$12.65	--
Fourth	$9.39	$6.56	--	Fourth	$13.65	$10.00	--
As of July 31, 2012, there were approximately 3,190 holders of record of the Company’s common stock.

Our Board of Directors has approved a dividend policy as an additional means of returning capital to our shareholders.  The payment of a dividend in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors.  Our last dividend was paid on August 7, 2007 and no assurance can be given that dividends will be paid in the future.

Issuer Purchases of Equity Securities
During the fourth quarter of the year ended June 5, 2012, there were no repurchases made by us or on our behalf, or by any “affiliated purchaser,” of shares of our common stock.

Our Board of Directors has authorized the repurchase of shares of common stock as a means to return excess capital to our shareholders.  As of June 5, 2012, 5.9 million shares remained available for purchase under existing programs.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Item 6. Selected Financial Data

Summary of Operations
(In thousands except per-share data)

	Fiscal Year
	2012	2011	2010	2009	2008
Revenues:
Restaurant sales and operating revenue	$1,320,098	$1,258,015	$1,188,043	$1,239,104	$1,346,721
Franchise revenue	5,738	7,147	6,753	9,452	13,583
Total revenue	$1,325,836	$1,265,162	$1,194,796	$1,248,556	$1,360,304

(Loss)/income before income taxes (a)	$(14,938)	$52,622	$57,758	$(42,866)	$23,699
(Benefit)/provision for income taxes	(14,750)	5,744	12,414	(24,948)	(2,678)

Net (loss)/income	$(188)	$46,878	$45,344	$(17,918)	$26,377

(Loss)/earnings per share:
Basic	$(0.00)	$0.73	$0.74	$(0.35)	$0.51
Diluted	$(0.00)	$0.72	$0.73	$(0.35)	$0.51

Weighted average common and
common equivalent shares:
Basic	62,916	64,029	61,533	51,395	51,572
Diluted	62,916	64,948	61,870	51,395	51,688

Fiscal years 2008 through 2011 each include 52 weeks. Fiscal 2012 includes 53 weeks. The extra week in fiscal 2012 added
23.4 million to revenue and $0.03 to diluted earnings per share.

Other Data
Cash dividends per share of common stock	--	--	--	--	$0.25
Company same-restaurant sales change	(4.5)%	0.9%	(1.3)%	(7.9)%	(9.8)%

Balance Sheet Data (at year end):
Total assets	$1,173,537	$1,187,026	$1,064,029	$1,124,196	$1,271,937
Long-term debt and capital leases, less current
maturities	$314,209	$329,184	$276,490	$476,566	$588,142
Shareholders’ equity	$576,224	$591,713	$538,100	$416,366	$431,518

Statement of Operations Data:
Closures and impairments (a)	$18,665	$6,249	$3,776	$54,951	$6,453
Goodwill impairment (a)	$16,919	$–	$–	$18,957	$–
Interest expense, net	$19,620	$12,353	$16,355	$33,940	$31,352

Cash Flow Data:
Net cash provided/(used) by:
Operating activities	$112,251	$116,292	$140,264	$102,569	$101,889
Investing activities	$(33,755)	$(24,492)	$(9,439)	$3,195	$(104,219)
Financing activities	$(40,034)	$(91,647)	$(131,016)	$(112,036)	$(7,530)
Purchases of property and equipment	$37,966	$26,684	$17,672	$17,186	$116,918

(a) See Note 8 to the Consolidated Financial Statements for a description of closures and impairments expenses in fiscal 2012, 2011, and 2010 and discussion of the goodwill impairment in fiscal 2012.

Item 7. Management's Discussion and Analysis
of Financial Condition and Results of Operations

Introduction

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”), owns and operates Ruby Tuesday®, Lime Fresh Mexican Grill® (“Lime Fresh”), Marlin & Ray’s™, and Wok Hay® casual dining restaurants.  We also operate Truffles® restaurants pursuant to a license agreement and franchise the Ruby Tuesday, Lime Fresh, and Wok Hay concepts in selected domestic and international markets.  Our mission is to be the best in the bar-grill segment of casual dining by delivering to our guests a high-quality casual dining experience with compelling value.  While we are in the bar-grill sector because of our varied menu, it is our goal to operate at the higher-end of casual dining in terms of the quality of our food and service.  As of June 5, 2012, we owned and operated 714 Ruby Tuesday restaurants located in 38 states and the District of Columbia.  Our traditional franchisees operated 36 domestic and 43 international Ruby Tuesday restaurants in 14 states, Guam, and 12 foreign countries.  The Company-owned and operated restaurants are concentrated primarily in the Southeast, Northeast, Mid-Atlantic, and Midwest regions of the United States.  We consider these regions to be our core markets.

As of June 5, 2012, there were 13 Company-owned and operated Lime Fresh restaurants, 11 Marlin & Ray’s restaurants, two Truffles restaurants, and one Wok-Hay restaurant.  In addition, there were four Lime Fresh restaurants operated by domestic franchisees as of June 5, 2012.

References to franchise system revenue contained in this section are presented solely for the purposes of enhancing the investor's understanding of the franchise system, which includes our traditional domestic and international franchisees.  Franchise system revenue is not included in, and is not, revenue of Ruby Tuesday, Inc.  However, we believe that such information does provide the investor with a basis for a better understanding of our revenue from franchising activities, which includes royalties, and, in certain cases, support service income.  Franchise system revenue contained in this section is based upon or derived from information that we obtain from our franchisees in our capacity as franchisor.

Overview and Strategies

Casual dining, the segment of the industry in which we operate, is intensely competitive with respect to prices, services, convenience, locations, employees, advertising and promotion, and the types and quality of food.  We compete with other food service operations, including locally-owned restaurants, and other national and regional restaurant chains that offer similar types of services and products as we do.  While we are in the bar and grill sector because of our varied menu, we operate at the higher-end of casual dining in terms of the quality of our food and service.  Our mission, since we repositioned our brand in 2007, is to be the best in the bar and grill segment of casual dining by delivering to our guests a high-quality casual dining experience with compelling value.

We believe there are significant opportunities to grow our business, strengthen our competitive position, enhance our profitability, and create value through the execution of the following strategies:

Enhance Sales and Margins of Our Core Brand

In order to entice guests to see the new Ruby Tuesday, increase frequency of visits, drive same-restaurant sales growth and enhance brand visibility, we are increasing our television marketing spend. Our marketing strategy for the last several fiscal years has focused mainly on print promotions, digital media and local marketing programs, with minimal spend on television.  In fiscal 2012 we began testing television marketing in certain markets with approximately 20% of our restaurants covered by television advertising in the third quarter and approximately 50% to 100% of our restaurants covered in our fourth quarter through leveraging a mixture of network and national cable at varying media weights.  Based on favorable trends exhibited by our test markets in fiscal 2012, at the start of fiscal 2013 we deployed a television marketing program which will cover the entire system of restaurants for a portion of each quarter with the remaining portion of the quarter to be supplemented by high-end direct mail and other promotions.  Our creative messaging will support a “pure value and quality” advertisement, in addition to potential limited time offers throughout the year.  We believe that having television advertising expense levels more in line with our peers in tandem with a more balanced approach on our promotional strategies will position us for improvements in same-restaurant sales in the future through driving repeat and new trial of our brand.

In order to fund the incremental television advertising efforts at no dilution to the overall profitability or cash flow of the Company, we have engaged a leading enterprise improvement consulting firm to assist us in identifying potential savings opportunities in a number of key areas including procurement, occupancy, and maintenance costs.  The majority of these cost savings will be reinvested into our television marketing programs.

Focus on Low-Risk, Low-Capital Intensive, High-Return Growth

In an effort to be prudent with our capital, we have a strategy to grow our Company in a low-risk, low capital-intensive and high-return manner, with a focus on the fast casual segment.  During the fourth quarter of fiscal 2012, we acquired the Lime Fresh concept for $24.1 million.  We had previously opened Lime Fresh restaurants under a licensing agreement.  However, after over a year of experience with the brand and better understanding its positioning in the high-quality fast casual segment, we decided that we could more quickly grow the concept if we owned it.  The fast casual segment of our industry is a proven and growing segment where demand exceeds supply, and we believe opening smaller, inline locations under the Lime Fresh brand is a good potential growth option for us.  We also believe Lime Fresh can create good long-term value and strong cash flow with relatively low risk.  We opened six Company-owned Lime Fresh restaurants during fiscal 2012 and plan to open 12 to 16 Company-owned Lime Fresh restaurants during fiscal 2013.  Over time, we also plan on opening Company-owned, smaller inline-type Ruby Tuesday restaurants as well.

Increase Returns Through New Concept Conversions

Another part of our long-term plan is to get more out of existing restaurants by generating higher average restaurant volumes and thus more profit and cash flow with minimal capital investment.  Therefore, we have been converting certain underperforming Ruby Tuesday concept restaurants into our internally-developed seafood concept, Marlin & Ray’s, which is a uniquely-differentiated, high-value casual dining brand.  We converted ten Company-owned Ruby Tuesday restaurants to the Marlin & Ray’s concept during fiscal 2012 and expect to convert five to seven during fiscal 2013.  We believe the low capital requirement and potential increased revenue and EBITDA from these conversions, in addition to the revenue increases we are seeing at neighboring Ruby Tuesday locations, can potentially provide attractive cash-on-cash returns and strong cash flow.

Strengthen our Balance Sheet to Facilitate Growth and Value Creation

During the fourth quarter of fiscal 2012, we further strengthened our balance sheet and created additional financial flexibility by issuing $250.0 million in a senior unsecured notes offering with an eight year maturity.  As a result of the transaction, we were able to pay off all of our outstanding debt with the exception of some of our mortgage debt from the franchise partnership acquisitions, reduce our revolver commitment size from $380.0 million to $200.0 million, obtain attractive interest rates, extend the maturity date of the majority of our debt for up to eight years, and build excess cash which we will reinvest in the future.  We continue to maintain a strong balance sheet and have a sufficient amount of liquidity.  Our near-term capital expenditure requirements will consist of converting approximately five to seven Ruby Tuesday concept restaurants to the Marlin & Ray’s concept, opening one newly-constructed Marlin & Ray’s restaurant, and opening approximately 12 to 16 smaller, inline Lime Fresh restaurants during fiscal 2013.

Our strong balance sheet is supported by a high-quality portfolio of owned real estate, and during fiscal 2012 we commenced on a sale-leaseback program on a portion of our properties in order to create greater financial flexibility and generate additional liquidity for debt reduction or reinvestment.  We are targeting to raise approximately $50.0 million of gross proceeds from sale-leaseback transactions, of which $22.2 million was raised during fiscal 2012 and utilized for debt reduction.  We anticipate the remaining sale-leaseback transactions to be completed over the next one to two quarters and plan to utilize the proceeds for further debt reduction or other corporate purposes.  See further discussion in the Investing Activities section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

We generated $74.3 million of free cash flow during fiscal 2012, which was used to pay down debt and repurchase stock.  We estimate we will generate approximately $20.0 to $30.0 million of free cash flow during fiscal 2013.  Included in these estimates is anticipated capital spending of approximately $44.0 to $48.0 million.  Our objective over the next several years is to continue to reduce outstanding debt levels in order to reduce our leverage, focus on new

Lime Fresh restaurant development and Marlin & Ray’s conversions, and potentially repurchase outstanding shares under our share repurchase program.

Our success in the four key long range plan initiatives outlined above should enable us to improve both our return on assets and return on equity, and to create additional shareholder value.

Our fiscal year ends on the first Tuesday following May 30 and, as is the case once every five or six years, we have a 53 week year.  Fiscal 2012 was a 53 week year.  All other years discussed throughout this MD&A section contained 52 weeks.  In fiscal 2012, the 53rd week added $23.4 million to restaurant sales and operating revenue and $0.03 to diluted earnings per share in our Consolidated Statement of Operations.  We remind you that, in order to best obtain an understanding of the significant factors that influenced our performance during the last three fiscal years, this MD&A section should be read in conjunction with the Consolidated Financial Statements and related Notes.

Our same-restaurant sales for Company-owned restaurants decreased 4.5% in fiscal 2012 and our diluted loss per share was $0.00 in fiscal 2012 compared to diluted earnings per share of $0.72 in fiscal 2011.  Throughout this MD&A, we discuss our fiscal 2012 financial results in detail, provide insight for fiscal years 2011 and 2010, as well as discuss known events, uncertainties, and trends.  We hope our commentary provides insight as to the factors which impacted our performance.  We remind you, that, in order to best obtain an understanding of our financial performance during the last three fiscal years, this MD&A section should be read in conjunction with the Consolidated Financial Statements and related Notes appearing in Part II, Item 8 of this Annual Report on Form 10-K.

Results of Operations

Ruby Tuesday Restaurants
The table below presents the number of Ruby Tuesday concept restaurants at each fiscal year end from fiscal 2008 through fiscal 2012:

Fiscal Year	Company-Owned	Domestic Franchise	International Franchise	Total
2012	714	36	43	793
2011	750	43	53	846
2010	656	165	58	879
2009	672	173	56	901
2008	721	170	54	945

Other Concept Restaurants
The table below presents the number of other concept restaurants at each fiscal year end from fiscal 2008 through fiscal 2012:

	Lime Fresh			Company-Owned
Fiscal Year	Company-Owned	Franchise	Total Lime Fresh	Marlin & Ray’s	Other Concepts*
2012	13	4	17	11	3
2011	–	–	–	1	3
2010	–	–	–	–	2
2009	–	–	–	–	2
2008	–	–	–	–	1
*Other concepts include Truffles and Wok Hay.

During fiscal 2012:

•	10 Company-owned Ruby Tuesday restaurants, two of which closed in a prior year, were converted to Marlin & Ray’s concept restaurants;
•	One Company-owned Truffles restaurant was opened;
•
Six Company-owned Lime Fresh restaurants were opened.  Seven were acquired, along with the royalty stream from five Lime Fresh concept franchised restaurants (one of which was not yet open), and the Lime Fresh brand’s intellectual property for $24.1 million;

•	One Company-owned Wok Hay restaurant was opened and two were closed. In addition, one franchised Wok Hay restaurant was closed;
•	36 Company-owned Ruby Tuesday restaurants were closed, eight of which were converted into Marlin & Ray’s concept restaurants later in the year;
•	Six franchised Ruby Tuesday restaurants were opened and 23 were closed;
•
We recorded impairment charges of $13.6 million, which included $9.7 million resulting from management’s decision in the third quarter to close 25 to 27 restaurants, 23 of which were closed in our fourth quarter and one since;

•	We closed on an eight-year, $250.0 million unsecured high yield bond offering and an amendment to our revolving credit facility;
•	We recorded a goodwill impairment charge of $16.9 million; and
•	We repurchased two million shares of common stock at an aggregate cost of $18.4 million.

During fiscal 2011:

•	109 Company-owned Ruby Tuesday restaurants were acquired, including 106 purchased from certain of our franchise partnerships and three purchased from a traditional domestic franchisee;
•	We opened our first Truffles and Marlin & Ray’s concept restaurants, each of which was converted from an existing Ruby Tuesday concept restaurant;
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

Restaurant Sales
Restaurant sales in fiscal 2012 increased 4.9% from fiscal 2011 for Company-owned restaurants and decreased 39.8% for domestic and international franchised restaurants as explained below.  The tables presented below reflect restaurant sales for the last five years, and other revenue information for the last three years.

Restaurant Sales (in millions):

Fiscal Year	Company-Owned	Franchise (a)
2012	$ 1,320.1	$ 174.2
2011	1,258.0	289.4
2010	1,188.0	368.9
2009	1,239.1	383.7
2008	1,346.7	412.0

(a)	Includes sales of all domestic and international franchised Ruby Tuesday restaurants.

Other Revenue Information:
	2012	2011	2010
Company restaurant sales (in thousands)	$1,320,098	$1,258,015	$1,188,043
Company restaurant sales growth-percentage	4.9%	5.9%	(4.1)%

Franchise revenue (in thousands) (a)	$5,738	$7,147	$6,753
Franchise revenue growth-percentage	(19.7)%	5.8%	(28.6)%

Total revenue (in thousands)	$1,325,836	$1,265,162	$1,194,796
Total revenue growth-percentage	4.8%	5.9%	(4.3)%

Company same-restaurant sales growth percentage	(4.5)%	0.9%	(1.3)%

Company average restaurant volumes	$1.75 million	$1.81 million	$1.79 million
Company average restaurant volumes growth percentage	(3.8)%	1.5%	(0.9)%

(a)
Franchise revenue includes royalty, license, and development fees paid to us by our franchisees, exclusive of support service fees of $1.1 million, $3.1 million, and $4.6 million, in fiscal years 2012, 2011, and 2010, respectively, which are recorded as an offset to selling, general, and administrative expenses.

Our Company restaurant sales and operating revenue for the year ended June 5, 2012 increased 4.9% to $1,320.1 million compared to the prior year.  The increase primarily resulted from the acquisition of 109 restaurants from franchisees in fiscal 2011 coupled with the revenue associated with the 53rd week in fiscal 2012, partially offset by a 4.5% decrease in Ruby Tuesday concept same-restaurant sales.  Included in our Restaurant sales and operating revenue for fiscal 2012 is $173.9 million of restaurant sales for 109 restaurants acquired from our franchisees during fiscal 2011.  These same restaurants generated sales of $76.1 million in fiscal 2011 from the various dates of acquisition through May 31, 2011.

The decrease in same-restaurant sales is attributable to lower guest counts, which was partially offset by an increase in average net check compared with the prior year.  The increase in average net check was a result of menu price increases and a shift in menu mix.

Our Company restaurant sales and operating revenue for the year ended May 31, 2011 increased 5.9% to $1,258.0 million compared to fiscal 2010.  The increase primarily resulted from the acquisition of 109 restaurants from franchisees in fiscal 2011 and a 0.9% increase in same-restaurant sales.  Included in our Restaurant sales and operating revenue for fiscal 2011 is $76.1 million of restaurant sales for 109 restaurants we acquired from our franchisees during fiscal 2011.

The increase in same-restaurant sales for fiscal 2011 is attributable to higher average net check in fiscal 2011 due to a shift in our value positioning and print incentive strategy since fiscal 2010 and a change in menu mix from the rollout of our menu in August of fiscal 2011, offset by an overall decrease in guest traffic compared to fiscal 2010.

Franchise development and license fees received are recognized when we have substantially performed all material services and the restaurant has opened for business.  Franchise royalties (up to 4% of monthly sales) are recognized as franchise revenue on the accrual basis.  Franchise revenue decreased 19.7% to $5.7 million in fiscal 2012 and increased 5.8% to $7.1 million in fiscal 2011.  Franchise revenue is predominantly comprised of domestic and international royalties, which totaled $5.5 million and $6.7 million in 2012 and 2011, respectively.  The decrease is due to a $0.7 million decline in royalties from our traditional domestic franchisees due in part to a 5.7% decline in same-restaurant sales for domestic franchise Ruby Tuesday restaurants during fiscal 2012 and a $0.5 million reduction in royalties from our franchise partnerships due to the acquisition of 109 restaurants from our franchise partnerships during fiscal 2011.  The increase in fiscal 2011 is due to an increase in royalties from our traditional domestic franchisees as we recognized royalty fees due from a traditional domestic franchisee who previously had been deferring payment in fiscal 2011, coupled with an increase in same-restaurant sales for domestic franchise Ruby Tuesday restaurants of 0.9% for the year ended May 31, 2011.

Under our accounting policy, we do not recognize franchise fee revenue for any franchise with negative cash flows at times when the negative cash flows are deemed to be anything other than temporary and the franchise has borrowed directly from us.  We also do not recognize additional franchise fee revenue from franchisees with fees in excess of 60 days past due.  Accordingly, we have deferred recognition of a portion of franchise revenue from certain franchises.  Unearned income for franchise fees was insignificant and $1.2 million as of June 5, 2012 and May 31, 2011, respectively, which are included in Other deferred liabilities and/or Accrued liabilities – Rent and other in the Consolidated Balance Sheets.  The decrease in unearned income is primarily attributable to the write-off of unearned fees associated with a traditional domestic franchisee that filed bankruptcy in June 2012.

Total franchise restaurant sales are shown in the table below.
	2012	2011	2010
Franchise restaurant sales (in thousands) (a)	$174,190	$289,446	$368,937
Franchise restaurant sales growth-percentage	(39.8)%	(21.5)%	(3.9)%

(a)	Includes sales of all domestic and international franchised Ruby Tuesday restaurants.

The 39.8% and 21.5% decreases in franchise restaurant sales for fiscal 2012 and 2011, respectively, are primarily due to the acquisition of 109 restaurants from franchisees during fiscal 2011.

Operating Profits
The following table sets forth selected restaurant operating data as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, for the periods indicated.  All information is derived from our Consolidated Financial Statements located in Part II, Item 8 of this Annual Report on Form 10-K.

	2012	2011	2010
Restaurant sales and operating revenue	99.6%	99.4%	99.4%
Franchise revenue	0.4	0.6	0.6
Total revenue	100.0	100.0	100.0
Operating costs and expenses:
(As a percentage of restaurant sales and operating
revenue):
Cost of merchandise	28.8	29.1	29.0
Payroll and related costs	34.5	33.6	33.4
Other restaurant operating costs	20.5	20.4	20.3
Depreciation	4.9	5.0	5.4
(As a percentage of total revenue):
Selling, general, and administrative, net of support
service fees	8.6	6.8	5.9
Closures and impairments	1.4	0.5	0.3
Goodwill impairment	1.3
Interest expense, net	1.5	1.0	1.4
Total operating costs and expenses	101.1	95.8	95.2
(Loss)/income before income taxes	(1.1)	4.2	4.8
(Benefit)/provision for income taxes	(1.1)	0.5	1.0
Net (loss)/income	(0.0)%	3.7%	3.8%

Pre-tax (Loss)/Income
For fiscal 2012, pre-tax loss was $14.9 million or (1.1)% of total revenue, as compared to pre-tax profit of $52.6 million or 4.2% of total revenue for fiscal 2011.  The decrease is primarily due to a decrease in same-restaurant sales of 4.5% at Company-owned Ruby Tuesday restaurants, a goodwill impairment charge of $16.9 million, higher closures and impairments ($12.4 million) and interest expense ($7.3 million), and increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of payroll and related costs, other restaurant operating costs, and selling, general, and administrative, net.  These higher costs were partially offset by decreases, as a percentage of restaurant sales and operating revenue, of cost of merchandise and depreciation.

Pre-tax income decreased $5.1 million (8.9%) from fiscal 2010 to $52.6 million for the year ended May 31, 2011.  The lower pre-tax income was due to increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of cost of merchandise, payroll and related costs, other restaurant operating costs, selling, general, and administrative, net, and closures and impairments, and higher equity in losses from unconsolidated equity-method franchises.  These higher costs were partially offset by $3.8 million in pre-tax income on the 109 restaurants acquired from franchisees during fiscal 2011, an increase in same-restaurant sales of 0.9% at Company-owned restaurants, and decreases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of depreciation, and interest expense, net.

In the paragraphs that follow, we discuss in more detail the components of the changes in pre-tax (loss)/income for years ended June 5, 2012 and May 31, 2011 as compared to the comparable prior year.  Because a significant portion of the costs recorded in the cost of merchandise, payroll and related costs, other restaurant operating costs, and depreciation categories are either variable or highly correlate with the number of restaurants we operate, we evaluate our trends by comparing the costs as a percentage of restaurant sales and operating revenue, as well as the absolute dollar change, to the comparable prior year.

Fiscal Year 2011 Franchise Restaurant Acquisitions
The table below shows operating results from the dates of acquisition (which occurred between August 4, 2010 and May 4, 2011) for the years ended June 5, 2012 and May 31, 2011 for the 109 restaurants that were acquired from franchisees in fiscal 2011 (in thousands):

	(Unaudited)
	June 5, 2012	May 31, 2011

Total revenue	$173,949	$76,068

Cost of merchandise	49,913	22,349
Payroll and related costs	61,807	25,535
Other restaurant operating costs	36,941	16,499
Depreciation	8,409	3,432
Selling, general, and administrative, net	12,557	4,431
	169,627	72,246
Income before income taxes	$4,322	$3,822

Cost of Merchandise
Cost of merchandise increased $14.9 million (4.1%) from the prior year to $380.5 million for the year ended June 5, 2012.  As a percentage of restaurant sales and operating revenue, cost of merchandise decreased from 29.1% to 28.8%.  Excluding the $27.6 million increase from the 109 restaurants acquired in fiscal 2011, cost of merchandise decreased $12.7 million.

The absolute dollar decrease in cost of merchandise not attributable to the restaurant acquisitions is primarily a result of a decrease in same-restaurant sales during fiscal 2012 of 4.5% coupled with cost savings negotiated with our primary food distributor during the year.  Additionally, during the second half of fiscal 2012 we renegotiated contracts and changed the product specifications on several items with certain vendors which resulted in cost savings on many products.

As a percentage of restaurant sales and operating revenue, the decrease in cost of merchandise for the year ended June 5, 2012 is due primarily to cost savings negotiated with our primary food distributor and various other vendors since the prior year as discussed above.

Cost of merchandise increased $21.2 million (6.2%) from fiscal 2010 to $365.7 million for the year ended May 31, 2011.  As a percentage of restaurant sales and operating revenue, cost of merchandise increased from 29.0% to 29.1%.  Excluding the $22.3 million increase from the 109 restaurants acquired in fiscal 2011, cost of merchandise decreased $1.2 million.

For the year ended May 31, 2011, the absolute dollar change not attributable to the restaurant acquisitions was due to lower food costs at our other restaurants as a result of a decrease in guest counts during fiscal 2011.  Contributing to the lower guest counts during fiscal 2011 was inclement winter weather in many of our core markets during the third quarter and lower guest counts in our first and fourth quarters as a result of a shift in our value promotion strategy by changing the “Buy One Get One Free” promotion offered during the first quarter of the prior year to a “Buy One Get One Free Up to $10” or a “25% Off” on our Specialties, Fork-Tender Ribs, and Handcrafted Steaks and reducing the number of system-wide freestanding insert coupons offered during the current versus the prior year.  Partially offsetting the decrease in cost of sales due to guest counts were the addition of garlic cheese biscuits, produce price increases, and wine costs as discussed below.

As a percentage of restaurant sales and operating revenue, the increase in cost of merchandise for the year ended May 31, 2011 was due to primarily to the rollout of garlic cheese biscuits at all of our restaurants, price increases during the second half of fiscal 2011 on several produce items due to the winter freeze that impacted crops in Mexico, and increased wine cost due in part to higher sales of our premium wines during fiscal 2011.

Payroll and Related Costs
Payroll and related costs increased $32.9 million (7.8%) from the prior year to $455.1 million for the year ended June 5, 2012.  As a percentage of restaurant sales and operating revenue, payroll and related costs increased from 33.6% to

34.5%.  Excluding the $36.3 million increase from the 109 restaurants acquired in fiscal 2011, payroll and related costs decreased $3.4 million.

For the year ended June 5, 2012, the decrease in absolute dollars not attributable to the restaurant acquisitions is primarily a result of new staffing guidelines for certain positions in our restaurants and lowered staffing levels attributable to reduced guest traffic from the same periods of the prior year.

As a percentage of restaurant sales and operating revenue, the increase in payroll and related costs for the year ended June 5, 2012 is due to higher management labor as a result of merit increases during the current year, minimum wage increases in several states since the prior year, and higher FUTA tax owed following the failure of several states to repay the federal government for unemployment insurance loans, coupled with the impact on net sales of increased value-focused promotional activity and loss of leveraging with lower sales volumes.

Payroll and related costs increased $25.4 million (6.4%) from fiscal 2010 to $422.2 million for the year ended May 31, 2011.  As a percentage of restaurant sales and operating revenue, payroll and related costs increased from 33.4% to 33.6%.  Excluding the $25.5 million increase from the 109 restaurants acquired in fiscal 2011, payroll and related costs decreased $0.2 million.

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

Other Restaurant Operating Costs

Other restaurant operating costs increased $13.5 million (5.3%) from the prior year to $270.1 million for the year ended June 5, 2012.  As a percentage of restaurant sales and operating revenue, other restaurant operating costs increased from 20.4% to 20.5%.  Excluding the $20.4 million increase from the 109 restaurants acquired in fiscal 2011, other restaurant operating costs decreased $6.9 million.

For the year ended June 5, 2012, the change in other restaurant operating costs not attributable to the restaurant operations of the acquired franchise partnership restaurants related to the following (in thousands):

Franchise partnership debt guarantees	$(6,705)
Utilities	(2,320)
Supplies	(2,018)
Insurance	(1,844)
Other taxes	(1,495)
Other decreases	(1,192)
Net gain on acquisitions	7,290
Rent and leasing	1,342
Net reductions	$(6,942)

For the year ended June 5, 2012, the absolute dollar change not directly attributable to the operations of 109 restaurants acquired from franchisees was a result of prior year guaranty expense relating to debt defaults by certain franchisees we chose not to acquire and which now have ceased operations, coupled with reductions in utilities based on more favorable rates, supplies expense in part because of negotiated savings from vendors since the prior year, insurance expense due to property insurance proceeds received during the first quarter of the current year relating to storm damage at two of our restaurants, and other taxes as a result of a reduction in the franchise tax base.  Partially offsetting these decreases are net gains on restaurant acquisitions as further discussed in Note 3 to the Consolidated Financial Statements and increases in rent and leasing expense due to the sale-leaseback of ten restaurants during the current year.

Other restaurant operating costs increased $15.7 million (6.5%) from fiscal 2010 to $256.6 million for the year ended May 31, 2011.  As a percentage of restaurant sales and operating revenue, these costs increased from 20.3% to 20.4%.  Excluding the $16.5 million increase from the 109 restaurants acquired in fiscal 2011, other restaurant operating costs decreased $0.8 million.

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

In both absolute dollars and as a percentage of restaurant sales and operating revenue, the decrease not directly attributable to the operations of 109 restaurants acquired from franchisees was a result of a net gain on the restaurant acquisitions during fiscal 2011 as further discussed in Note 3 to the Consolidated Financial Statements, lower bad debt expense due to larger fiscal 2010 adjustments for notes due from certain franchisees, lower rent and leasing due to restaurants that have closed since fiscal 2010, lower supplies as a result of a reduction in linen and packaging supplies due in part to price reductions with the change to a new linen vendor, and lower general liability insurance expense due to favorable claims experience.  These were partially offset by increased guaranty expense relating primarily to debt defaults by certain franchisees we chose not to acquire and which now have ceased operations, higher repairs expense due to impinger oven maintenance, increased costs associated with the inclement winter weather during fiscal 2011, and an overall increase in building repairs as we incurred costs to maintain the look of our restaurants from the reimaging completed in fiscal 2008.  Other offsets include upgrading our cable packages during fiscal 2011 to offer a greater variety of sports programming in our bar area of certain restaurants, higher credit card expense due in part to increases in processing fees charged by our credit card vendors coupled with accrued income in fiscal 2010 relating to the net proceeds from the Visa/MasterCard antitrust class action litigation of which we were a class member.

Depreciation
Depreciation expense increased $2.4 million (3.8%) to $65.3 million for the year ended June 5, 2012, compared to the prior year.  As a percentage of restaurant sales and operating revenue, depreciation expense decreased from 5.0% to 4.9%.  Excluding the $5.0 million increase from the 109 restaurants acquired in fiscal 2011, depreciation expense decreased $2.6 million.

Depreciation expense decreased $0.9 million (1.4%) to $62.9 million for the year ended May 31, 2011, compared to fiscal 2010.  As a percentage of restaurant sales and operating revenue, this expense decreased from 5.4% to 5.0%.  Excluding the $3.4 million increase from the 109 restaurants acquired in fiscal 2011, depreciation expense decreased $4.3 million.

For both fiscal 2012 and 2011, the increase in depreciation expense is due to depreciation on the restaurants acquired from franchisees in fiscal 2011, which was partially offset by reduced depreciation on assets that became fully depreciated or were retired from service since fiscal 2011 or 2010, respectively.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses, net increased $28.6 million (33.2%) from the prior year to $114.5 million for the year ended June 5, 2012.  Excluding the $8.1 million increase from the 109 restaurants acquired in fiscal 2011, selling, general and administrative, net increased $20.4 million.

The increase for the year ended June 5, 2012 is due to higher advertising costs ($20.1 million), primarily as a result of increased television advertising, coupled with higher general and administrative expense ($8.4 million).  The increase in general and administrative expense for fiscal 2012 was due to higher management labor ($4.9 million) as a result of executive severance payments and accruals, consulting fees ($3.1 million), primarily relating to cost control projects, lower franchise support service fee income ($1.4 million) as a result of franchise partnership acquisitions during fiscal 2011, and higher support center bonus expense ($1.1 million).  These were partially offset by lower share-based compensation expense ($1.9 million) as a result of the inclusion within a portion of the fiscal 2012 share-based compensation award of performance conditions for which we expect less than full achievement, compared to the prior year share-based compensation award which contained only service conditions.

Selling, general, and administrative expenses, net of support service fee income, increased $15.4 million (21.9%) from fiscal 2010 to $86.0 million for the year ended May 31, 2011.  Excluding the $4.4 million increase from the 109 restaurants acquired in fiscal 2011, selling, general and administrative, net of support service fee income increased $11.0 million.

The increase for fiscal 2011 was primarily due to higher advertising costs ($12.4 million) as a result of testing a marketing initiative by inserting coupons in certain national magazines, an increase in internet advertising due to the implementation of digital media since fiscal 2010, and higher advertising agency fees and television advertising during fiscal 2011.  Also contributing to the increase were higher management labor and training payroll ($3.7 million) due to an increase, since fiscal 2010, in team members, travel and related costs ($1.6 million) as a result of an increase in training sessions during fiscal 2011, share-based compensation expense ($0.6 million), and higher consulting fees ($0.9 million), primarily relating to cost savings initiatives.  These were partially offset by a reduction in bonus expense ($5.9 million) based on fiscal 2011 results and higher capitalized development expense during fiscal 2011 as a result of restaurant conversions ($0.6 million).

Closures and Impairments
Closures and impairments increased $12.4 million to $18.7 million for the year ended June 5, 2012, as compared to the prior year.  The increase was due primarily to higher restaurant impairment charges ($7.5 million) due to management’s decision in the third quarter of fiscal 2012 to close 25 to 27 restaurants, 23 of which were closed in our fourth quarter.  Of the $13.6 million in restaurant impairment charges recorded during fiscal 2012, $9.7 million is a result of impairments related to the restaurant closures.  The remaining increase is due to higher closed restaurant lease reserve expense ($4.2 million) and other closing expense ($1.4 million), which were partially offset by an increase in gains during the current year on the sale of surplus properties ($0.7 million).

Closures and impairments increased $2.5 million to $6.2 million for the year ended May 31, 2011, as compared to fiscal 2010.  The increase was due primarily to higher restaurant impairment charges ($2.9 million) and losses on the sale of surplus properties during fiscal 2011 compared to gains on the sale of surplus properties in fiscal 2010 ($1.1 million), which were partially offset by reductions in closed restaurant lease reserve expense ($1.1 million), other closing costs ($0.3 million), and dead site costs ($0.1 million).

See Note 8 to our Consolidated Financial Statements for further information on our closures and impairment charges recorded during fiscal 2012, 2011, and 2010.

Goodwill Impairment
We concluded during the fourth quarter of fiscal 2012 that it was likely our goodwill, other than that recently added with the Lime Fresh acquisition, was fully impaired.  As a result, we recorded an impairment charge during fiscal 2012 of $16.9 million.  See Notes 1 and 8 to our Consolidated Financial Statements for further information on our fiscal 2012 goodwill impairment charge and our current goodwill.

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

Net Interest Expense
Net interest expense increased $7.3 million to $19.6 million for the year ended June 5, 2012, primarily due to higher interest expense on our mortgage obligations outstanding due to the acquisition of 109 restaurants from the franchise partnerships in fiscal 2011 and prepayment premiums on the payoff during fiscal 2012 of the Series B Senior Notes and certain mortgage obligations.

Net interest expense decreased $4.0 million to $12.4 million for the year ended May 31, 2011, primarily due to lower average debt outstanding on our revolving credit agreement and the payoff of the Private Placement Series A senior notes in fiscal 2010.

(Benefit)/Provision for Income Taxes
The effective tax rate for fiscal 2012 was 98.7% compared to 10.9% for the prior year.  The change in the effective tax rate was primarily attributable to the fact that the Company reported an operating loss in fiscal 2012 and income in fiscal 2011.  FICA Tip Credits and Work Opportunity Tax Credits generated in fiscal 2012 increased the effective tax rate above the statutory rate.  Offsetting this was the write-off of goodwill, $4.4 million of which we estimated will be nondeductible for tax purposes.

The effective tax rate for fiscal 2011 was 10.9% compared to 21.5% for fiscal 2010.  The decrease in the effective tax rate was attributable to an increase in the benefit of FICA Tip and Work Opportunity Tax Credits during fiscal 2011 as compared to fiscal 2010, coupled with the exclusion for tax purposes of net gains from franchise acquisitions in fiscal 2011.  These benefits were partially offset by the recognition of a deferred tax valuation allowance for certain state net operating losses.

Liquidity and Capital Resources

Sources and Uses of Cash
Our primary source of liquidity is cash provided by operations.  The following table presents a summary of our cash flows from operating, investing, and financing activities for the last three fiscal years (in thousands).

	2012	2011	2010
Net cash provided by operating activities	$112,251	$116,292	$140,264
Net cash used by investing activities	(33,755)	(24,492)	(9,439)
Net cash used by financing activities	(40,034)	(91,647)	(131,016)
Net increase/(decrease) in cash and short-term investments	$38,462	$153	$(191)

Operating Activities
Our cash provided by operations is generally derived from cash receipts generated by our restaurant customers and franchisees.  Substantially all of the $1,320.1 million, $1,258.0 million, and $1,188.0 million of restaurant sales and operating revenue disclosed in our Consolidated Statements of Operations for fiscal 2012, 2011, and 2010, respectively, was received in cash either at the point of sale or within two to four days (when our guests paid with debit or credit cards).  Our primary uses of cash for operating activities are food and beverage purchases, payroll and benefit costs, restaurant operating costs, general and administrative expenses, and marketing, a significant portion of which are incurred and paid in the same period.

Cash provided by operating activities for fiscal 2012 decreased $4.0 million (3.5%) from the prior year to $112.3 million.  The decrease is due to lower EBITDA as a result of a 4.5% decrease in same-restaurant sales at Company-owned Ruby Tuesday restaurants and higher cash paid for interest ($9.1 million) as a result of increased interest on our mortgage obligations outstanding due to the acquisition of 109 restaurants from the franchise partnerships in fiscal 2011 and prepayment premiums on the payoff during the current year of the Series B Senior Notes and certain mortgage obligations.  These were partially offset by a reduction in cash paid for income taxes ($5.9 million) and reduced amounts spent to acquire inventory.

Cash provided by operating activities for fiscal 2011 decreased $24.0 million (17.1%) from fiscal 2010 to $116.3 million.  The decrease was due primarily to an increase in cash paid for income taxes of $23.0 million, a substantial portion of which is due to a fiscal 2010 federal refund related to a tax accounting method change as permitted by the Internal Revenue Service relating to the expensing of certain repairs.

Our working capital deficiency and current ratio as of June 5, 2012 were $4.0 million and 1.0:1, respectively.  As is common in the restaurant industry, we typically carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset), stock repurchases (thereby reducing equity) or debt reduction (a long-term liability) and receivable and inventory levels are generally not significant.  Included within the current assets section of our Consolidated Balance Sheet at June 5, 2012 is Cash and short-term investments of $48.2 million, which primarily consists of excess cash raised in connection with our high yield bond offering during the fourth quarter of fiscal 2012.

Investing Activities
We require capital principally for the maintenance and upkeep of our existing restaurants, limited new or converted restaurant construction, investments in technology, equipment, remodeling of existing restaurants, and on occasion for the acquisition of franchisees or other restaurant concepts.  Property and equipment expenditures purchased primarily with internally-generated cash flows for fiscal 2012, 2011, and 2010 were $38.0 million, $26.7 million, and $17.7 million, respectively.  In addition, proceeds from the disposal of assets produced $6.0 million, $6.7 million, and $5.5 million of cash in fiscal 2012, 2011, and 2010, respectively, following an action taken to aggressively market surplus properties in order to pay down debt.

As discussed further in Note 3 to the Consolidated Financial Statements, during the fourth quarter of fiscal 2012, we completed the acquisition of Lime Fresh, including the assets of seven Lime Fresh concept restaurants, the royalty stream from five Lime Fresh concept franchised restaurants (one of which was not yet open), and the Lime Fresh brand’s intellectual property for $24.1 million.  As also discussed in Note 3 to the Consolidated Financial Statements, during fiscal 2011, we spent $4.3 million, plus assumed debt, to acquire the remaining member or limited partnership interests of 11 franchise partnerships which collectively operated 105 restaurants, one additional restaurant from a twelfth franchise partnership, and three restaurants from a traditional domestic franchisee.

During the year ended June 5, 2012, we completed sale-leaseback transactions of the land and building for ten Company-owned Ruby Tuesday concept restaurants for gross cash proceeds of $22.2 million, exclusive of transaction costs of approximately $1.1 million.  Equipment was not included.  The net proceeds from the sale-leaseback transactions were used to pay down certain of our mortgage loan obligations.  See Notes 6 and 15 to the Consolidated Financial Statements for further discussion of these transactions and similar transactions which have closed subsequent to June 5, 2012.

Capital expenditures for fiscal 2013 are budgeted to be $44.0 to $48.0 million based on our planned improvements for existing restaurants and our expectation that we will open approximately 12 to 16 Lime Fresh restaurants, convert approximately five to seven Ruby Tuesday concept restaurants to the Marlin & Ray’s concept, and open one newly-constructed Marlin & Ray’s restaurant in fiscal 2013.  We intend to fund our investing activities with cash currently on hand, cash provided by operations, or borrowings on our revolving credit facility.

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

On May 14, 2012, we entered into an indenture (the “Indenture”) among the Company, certain subsidiaries of the Company as guarantors and Wells Fargo Bank, National Association as trustee, governing the Company’s $250.0 million aggregate principal amount of 7.625% senior notes due 2020 (the “Senior Notes”).  The Senior Notes were issued at a discount of $3.7 million, which is being amortized using the effective interest method over the eight year term of the notes.

The Senior Notes are guaranteed on a senior unsecured basis by our existing and future domestic restricted subsidiaries, subject to certain exceptions.  They rank equal in right of payment with our existing and future senior indebtedness and senior in right of payment to any of our future subordinated indebtedness.  The Senior Notes are effectively subordinated to all of our secured debt, including borrowings outstanding under our revolving credit facility, to the extent of the value of the assets securing such debt and structurally subordinated to all of the liabilities of our existing and future subsidiaries that do not guarantee the Senior Notes.

Interest on the Senior Notes is calculated at 7.625% per annum, payable semiannually on each May 15 and November 15, commencing November 15, 2012, to holders of record on the May 1 or November 1 immediately preceding the interest payment date.  The Senior Notes mature on May 15, 2020.

At any time prior to May 15, 2016, we may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest.  At any time and from time to time on or after May 15, 2016, we may redeem the Senior Notes, in whole or in part, at the redemption prices specified in the Indenture.  At any time prior to May 15, 2015, we may redeem up to 35% of the Senior Notes from the proceeds of certain equity offerings.  There is no sinking fund for the Senior Notes.

The Indenture contains covenants that limit, among other things, our ability and the ability of certain of our subsidiaries to (i) incur or guarantee additional indebtedness; (ii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iii) make certain investments; (iv) create liens or use assets as security in other transactions; (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all of their assets; (vi) enter into transactions with affiliates; and (vii) sell or transfer certain assets.  These covenants are subject to a number of important exceptions and qualifications, as described in the Indenture, and certain covenants will not apply at any time when the Senior Notes are rated investment grade by the Rating Agencies, as defined in the Indenture.  The Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding Senior Notes to be due and payable immediately.

In connection with the issuance of the Senior Notes, we have agreed to register with the SEC notes having substantially identical terms as the Senior Notes, as part of an offer to exchange freely tradable exchange notes for the Senior Notes.  We have agreed: (i) within 270 days after the issue date of the Senior Notes, to file a registration statement enabling holders of the Senior Notes to exchange the privately placed notes for publicly registered notes with substantially identical terms; (ii) to use commercially reasonable efforts to cause the registration statement to become effective within 365 days after the issue date of the Senior Notes; (iii) to consummate the exchange offer within 405 days after the issue date of the Senior Notes; and (iv) to file a shelf registration statement for resale of the notes if we cannot consummate the exchange offer within the time period listed above.

If we fail to meet these targets (each, a “registration default”), the annual interest rate on the Senior Notes will increase by 0.25%.  The annual interest rate on the Senior Notes will increase by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 1.0% per year over the otherwise applicable annual interest rate of 7.625%.  If we cure the registration default, the interest rate on the Senior Notes will revert to the original level.

On December 1, 2010, we entered into a five-year revolving credit agreement (the “Credit Facility”), under which we could borrow up to $320.0 million with the option to increase our capacity by $50.0 million to $370.0 million.  The Credit Facility replaced our then outstanding five-year revolving credit agreement (the “Prior Credit Facility”) that was entered into on February 28, 2007.  Bank of America, N.A., serves as Administrative Agent, Issuing Bank, Servicer and Swingline Lender under the Credit Facility.

On May 14, 2012, we entered into the Second Amendment to our revolving credit facility (the “Second Amendment”) to, among other things, reduce the maximum aggregate revolving commitment to $200.0 million, secure the revolving credit facility with a lien over the equity interests of certain subsidiaries, modify certain financial covenants and ratios and permit the issuance of the Senior Notes.

The terms of the Credit Facility provide for a $40.0 million letter of credit subcommitment.  The Credit Facility also includes a $50.0 million franchise facility subcommitment (the “Franchise Facility Subcommitment”), which covers our guarantees of debt of our franchise partners in reliance upon the franchise facility guaranty agreement entered into by us and the subsidiary guaranty agreement entered into by our material domestic subsidiaries.  The Franchise

Facility Subcommitment matures not later than December 1, 2015.  As of June 5, 2012, all amounts guaranteed under the Franchise Facility Subcommitment were settled.

The interest rate charged on borrowings pursuant to the Credit Facility can vary depending on the interest rate option we choose to utilize.  Our Base Rate for borrowings is defined to be the higher of Bank of America’s prime rate, the Federal Funds Rate plus 0.5%, or an adjusted LIBO Rate plus 1.00%, plus an applicable margin ranging from 0.25% to 1.50%.  The applicable margin for our Eurodollar Borrowings ranges from 1.25% to 2.50% depending on our Total Debt to EBITDAR ratio.

A commitment fee for the account of each lender at a rate ranging from 0.300% to 0.450% (depending on our Total Debt to EBITDAR ratio) on the daily amount of the unused revolving commitment of such lender is payable on the last day of each calendar quarter and on the termination date of the Credit Facility.  On the first day after the end of each calendar quarter until the termination date of the Credit Facility, we are required to pay a letter of credit fee for the account of each lender with respect to such lender’s participation in each letter of credit.  The letter of credit fee accrues at the applicable margin for Eurodollar Loans then in effect on the average daily amount of such lender’s letter of credit exposure (excluding any portion attributable to unreimbursed letter of credit disbursements) attributable to such letter of credit during the period from and including the date of issuance of such letter of credit to but excluding the date on which such letter of credit expires or is drawn in full.  Besides the commitment fee and the letter of credit fee, we are also required to pay a fronting fee on the daily amount of the letter of credit exposure (excluding any portion attributable to unreimbursed letter of credit disbursements) on the tenth day after the end of each calendar quarter until the termination date of the Credit Facility.  We must also pay standard fees with respect to issuance, amendment, renewal or extension of any letter of credit or processing of drawings thereunder.

We are entitled to make voluntary prepayments of our borrowings under the Credit Facility at any time and from time to time, in whole or in part, without premium or penalty.  Subject to certain exceptions, mandatory prepayments will be required upon occurrence of certain events, including the revolving credit exposure of all lenders exceeding the aggregate revolving commitment then in effect, sales of certain assets and any additional debt issuances.

Under the terms of the Credit Facility, we had no borrowings outstanding at June 5, 2012.  As of May 31, 2011, we had $177.0 million outstanding with an associated floating rate of interest of 2.27%.  After consideration of letters of credit outstanding, we had $190.7 million available under the Credit Facility as of June 5, 2012.

The Credit Facility contains a number of customary affirmative and negative covenants that, among others, limit or restrict our ability to incur liens, engage in mergers or other fundamental changes, make acquisitions, investments, loans and advances, pay dividends or other distributions, sell or otherwise dispose of certain assets, engage in certain transactions with affiliates, enter into burdensome agreements or certain hedging agreements, amend organizational documents, change accounting practices, incur additional indebtedness and prepay other indebtedness.  In addition, under the Credit Facility, we are required to comply with financial covenants relating to the maintenance of a maximum leverage ratio and a minimum fixed charge coverage ratio and we were in compliance with these financial covenants as of June 5, 2012.  The terms of the Credit Facility require us to maintain a maximum leverage ratio of no more than 4.5 to 1.0 through the fiscal quarter ending on or about June 4, 2013 and 4.25 to 1.0 thereafter and a minimum fixed charge coverage ratio of 1.75 to 1.0 through and including the fiscal quarter ending on or about June 3, 2014 and 1.85 to 1.0 thereafter.

The Credit Facility terminates on December 1, 2015.  Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Facility and any ancillary loan documents.

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

On April 3, 2003, we issued notes totaling $150.0 million through a private placement of debt (the “Private Placement”).  At May 31, 2011, the Private Placement consisted of $44.4 million in notes with an interest rate of 7.17% (the “Series B Notes”).  We repaid the Series B Notes on May 14, 2012 using proceeds from the issuance of the Senior Notes.

In connection with the Credit Facility, on December 1, 2010, Bank of America, N.A., as Collateral Agent, along with the lenders and institutional investors pursuant to the Credit Facility, issued a Notice of Direction and Termination effectively terminating the Intercreditor and Collateral Agency Agreement by and between such parties dated May 21, 2008, and also terminating the Pledge Agreement dated May 21, 2008 by and among Ruby Tuesday, Inc. and certain subsidiaries of Ruby Tuesday, Inc. (together the “Pledgors”) and the creditors pursuant to the Credit Facility, by which the Pledgors had pledged certain subsidiary equity interests as security for the repayment of our obligations under the Credit Facility.

Our $80.1 million in mortgage loan obligations as of June 5, 2012 consists of various loans acquired upon franchise acquisitions.  These loans, which mature between July 2012 and November 2022, have balances which range from negligible to $8.3 million and interest rates of 3.93% to 11.28%.  Many of the properties acquired from franchisees  collateralize the loans outstanding.

During fiscal 2012, we repurchased 2.0 million shares of RTI common stock at an aggregate cost of $18.4 million.  As of June 5, 2012, the total number of shares authorized to be repurchased was 5.9 million.  We did not repurchase any shares of RTI common stock during fiscal 2011 and 2010.  Additionally, there were no dividends paid during fiscal 2012, 2011, or 2010.

Significant Contractual Obligations and Commercial Commitments
Long-term financial obligations were as follows as of June 5, 2012 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Notes payable and other
long-term debt, including
current maturities (a)	$ 78,325	$ 12,254	$ 16,743	$ 27,108	$ 22,220
Senior unsecured notes (a)	250,000				250,000
Interest (b)	178,697	24,886	47,467	44,073	62,271
Operating leases (c)	360,613	45,873	80,494	64,150	170,096
Purchase obligations (d)	85,669	39,502	27,059	19,057	51
Pension obligations (e)	40,317	11,333	5,465	8,807	14,712
Total (f)	$ 993,621	$ 133,848	$ 177,228	$ 163,195	$ 519,350

(a)	See Note 7 to the Consolidated Financial Statements for more information on our debt.
(b)
Amounts represent contractual interest payments on our fixed-rate debt instruments.  Interest payments on our variable-rate notes payable with balances of $4.5 million, as of June 5, 2012 have been excluded from the amounts shown above, primarily because the balances outstanding can fluctuate monthly.  Additionally, the amounts shown above include interest payments on the Senior Notes at the current interest rate of 7.625%.

(c)
This amount includes operating leases totaling $1.5 million for which sublease income from franchisees or others is expected.  Certain of these leases obligate us to pay maintenance costs, utilities, real estate taxes, and insurance, which are excluded from the amounts shown above.  See Note 6 to the Consolidated Financial Statements for more information.

(d)	The amounts for purchase obligations include cash commitments under contract for food items and supplies, utility contracts, and other miscellaneous commitments.
(e)	See Note 9 to the Consolidated Financial Statements for more information.
(f)	This amount excludes $6.4 million of unrecognized tax benefits due to the uncertainty regarding the timing of future cash outflows associated with such obligations.

Commercial commitments were as follows as of June 5, 2012 (in thousands):

Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Letters of credit	$ 9,284	$ 9,284	$	$	$
Divestiture guarantees	7,958	891	1,655	2,001	3,411
Total	$ 17,242	$ 10,175	$ 1,655	$ 2,001	$ 3,411

At June 5, 2012, we had divestiture guarantees, which arose in fiscal 1996, when our shareholders approved the distribution of our family dining restaurant business (Morrison Fresh Cooking, Inc., “MFC”) and our health care food and nutrition services business (Morrison Health Care, Inc., “MHC”). Subsequent to that date Piccadilly Cafeterias, Inc. (“Piccadilly”) acquired MFC and Compass Group (“Compass”) acquired MHC. As agreed upon at the time of the distribution, we have been contingently liable for payments to MFC and MHC employees retiring under MFC’s and MHC’s versions of the Management Retirement Plan and the Executive Supplemental Pension Plan (the two non-qualified defined benefit plans) for the accrued benefits earned by those participants as of March 1996.

We estimated our divestiture guarantees at June 5, 2012 to be $7.1 million for employee benefit plans (all of which resides with MHC following Piccadilly’s bankruptcy in fiscal 2004).  We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

Off-Balance Sheet Arrangements
See Notes 6 and 12 to the Consolidated Financial Statements for information regarding our operating leases and prior year franchise partnership guarantees.

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

If a restaurant that has been open for at least one full year shows negative cash flow results, we prepare a plan to reverse the negative performance. Under our policies, recurring or projected annual negative cash flow signals a potential impairment. Both qualitative and quantitative information are considered when evaluating for potential impairments.

At June 5, 2012, we had 27 restaurants that had been open more than one year with rolling 12 month negative cash flows, of which 16 have been impaired to salvage value.  Of the 11 which remained, we reviewed the plans to improve cash flows at each of the restaurants and determined no impairment was necessary.  The remaining net book value of these 11 restaurants was $10.1 million at June 5, 2012.

Should sales at these restaurants not improve within a reasonable period of time, further impairment charges are possible.  Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs, salvage value, and sublease income.  Accordingly, actual results could vary significantly from our estimates.

Our goodwill totaled $8.0 million at June 5, 2012.  We perform tests for impairment annually, or more frequently if events or circumstances indicate it might be impaired.  Impairment tests for goodwill include comparing the fair value of the respective reporting unit with its carrying value, including goodwill.  We use a variety of methodologies in conducting these impairment assessments, including cash flow analyses that are consistent with the assumptions we believe hypothetical marketplace participants would use, estimates of sales proceeds and other measures, such as fair market price of our common stock, as evidenced by closing trading price.  Where applicable, we use an appropriate discount rate that is commensurate with the risk inherent in the projected cash flows.  If market conditions deteriorate, or if operating results decline unexpectedly, we may be required to record impairment charges.

Our normal timing for the annual testing of goodwill is as of the end of our third fiscal quarter.  As further discussed in Note 8 to the Consolidated Financial Statements, given our lowered stock price and the continuation of negative same-restaurant sales in the fourth quarter of fiscal 2012, we tested our goodwill again during the fourth quarter and determined that certain of our goodwill was impaired.  As a result, we recorded a charge of $16.9 million ($12.0 million, net of tax) during the fourth quarter of fiscal 2012, representing the full value of our Ruby Tuesday concept goodwill.

Business Combinations
We account for business combinations using the acquisition method, which requires, among other things, that most assets and liabilities assumed be recognized at their acquisition date fair values.  We record goodwill when the purchase price exceeds the estimated fair value of the net assets acquired.  The determination of estimated fair values of assets and liabilities requires significant estimates and assumptions, including but not limited to, determining the estimated future cash flows, estimated useful lives of assets, and appropriate discount rates.  We believe that the estimated fair values assigned to the assets and liabilities assumed from our Lime Fresh and franchisee acquisitions are based on reasonable assumptions.  However, the fair value estimates for the purchase price allocations may change during the allowable allocation period under Accounting Standards Codification Topic 805, Business Combinations, which is up to one year from the acquisition date, if additional information becomes available that would require a change to our estimates.

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

Income Tax Valuation Allowances and Tax Accruals
We record deferred tax assets for various items.  We record a valuation allowance for deferred tax assets when certain state net operating losses that, in the judgment of management, are not more likely than not to be realized.  This determination factors in the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income, and tax-planning strategies.  As a result of state tax planning, the Company has a three-year cumulative pre-tax loss in certain states which is to be given significant weight in our assessments.  We recorded a valuation allowance for deferred tax assets of $2.4 million as of June 5, 2012.

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

We record the estimated future lease obligations on closed leased restaurants for which we have not sublet or settled the lease with the respective landlord as of a quarter end date.  Inherent in these estimates is an assumption on the time period we anticipate it will take to reach a settlement with our landlord or to execute on a sublease agreement.  We calculate the lease obligation as the present value of future minimum net lease or settlement payments using a discount rate that takes into account the remaining time period prior to the estimated date of resolution.  As further discussed in Note 8 to the Consolidated Financial Statements, our estimated lease obligations as of June 5, 2012 and May 31, 2011 were $6.8 million and $2.7 million, respectively.

Revenue Recognition for Franchisees
We charge our franchisees various monthly fees that are calculated as a percentage of the respective franchise’s monthly sales.  Our franchise agreements allow us to charge up to a 4.0% royalty fee, a 1.5% support service fee, a 1.5% marketing and purchasing fee, and an advertising fee of up to 3.0%.  We defer recognition of franchise fee revenue for any franchise with negative cash flows at times when the negative cash flows are deemed to be anything other than temporary.

We also do not recognize franchise fee revenue from franchises with fees in excess of 60 days past due.  Unearned income for franchise fees was negligible and $1.2 million as of June 5, 2012 and May 31, 2011, respectively, which is included in Other deferred liabilities and/or Accrued liabilities – Rent and other in the Consolidated Balance Sheets.  See Note 4 to the Consolidated Financial Statements for information relating to the write-off of certain unearned income for franchise fees in fiscal 2012.

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

Recently Issued Accounting Standards Not Yet Adopted

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income.  This guidance is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (our fiscal 2013 first quarter).  We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

In September 2011, the FASB issued guidance modifying the impairment test for goodwill by allowing businesses to first decide whether they need to do the two-step impairment test.  Under the guidance, a business no longer has to calculate the fair value of a reporting unit unless it believes it is very likely that the reporting unit’s fair value is less than the carrying value.  The guidance is effective for impairment tests for fiscal years beginning after December 15, 2011 (our fiscal 2013).  We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

In July 2012, the FASB issued guidance on testing indefinite-lived intangible assets for impairment.  Under the guidance, testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill has been simplified.  The guidance allows an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test.  An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired.  The guidance is effective for impairment tests for fiscal years beginning after September 15, 2012 (our fiscal 2014).  We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

Known Events, Uncertainties, and Trends

Financial Strategy and Stock Repurchase Plan
Our financial strategy is to utilize a prudent amount of debt, including operating leases, letters of credit, and any guarantees, to minimize the weighted average cost of capital while allowing financial flexibility. This strategy has periodically allowed us to repurchase RTI common stock.  During the year ended June 5, 2012, we repurchased 2.0 million shares of RTI common stock at an aggregate cost of $18.4 million.  As of June 5, 2012, the total number of remaining shares authorized to be repurchased was 5.9 million.  To the extent not funded with cash on hand, cash from operating activities, or proceeds from stock option exercises, future repurchases, if any, may be funded by sale-leaseback transactions and borrowings on the Credit Facility.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Step Down of Chief Executive Officer
On June 6, 2012, we announced that Samuel E. Beall, III, our founder, President, Chief Executive Officer, and Chairman of the Board of Directors, has decided to step down from management and the Board of Directors.  Mr. Beall intends to step down once the Company names his successor.

We anticipate that Mr. Beall will step down from management and the Board of Directors prior to or on November 30, 2012.  Mr. Beall is entitled to receive his entire $8.1 million pension payment in a lump-sum six months following his retirement and we therefore expect that this payment will be made in fiscal 2013.  Due to the significance of Mr. Beall’s lump-sum payment to the Executive Supplemental Pension Plan liability as a whole, the payment will constitute a partial plan settlement which will require a special valuation.  In addition to the expense we routinely record for the Executive Supplemental Pension Plan, a charge estimated to approximate $2.8 million will then be recorded, representing the recognition of a pro rata portion (calculated as the percentage reduction in the projected benefit obligation due to the lump-sum payment) of the then unrecognized loss recorded within accumulated other comprehensive loss.

Sale-Leaseback Transactions
Over the last three fiscal quarters, we have been pursuing sale-leaseback transactions on a portion of our real estate in order to create greater financial flexibility.  We are targeting to raise approximately $50.0 million of gross proceeds from these transactions to be utilized for debt reduction and opportunistic share repurchases, and will give consideration to potential additional sale-leaseback transactions should market demand and deal economics remain attractive.

During the year ended June 5, 2012, we completed the sale-leaseback of the land and building for ten Company-owned Ruby Tuesday concept restaurants for gross cash proceeds of $22.2 million, exclusive of transaction costs of approximately $1.1 million.  Equipment was not included.  The carrying value of the property sold was $16.5 million.  The leases have been classified as operating leases and have initial terms of 15 years, with renewal options of up to 20 years.  Net proceeds from the sale-leaseback transactions were used to pay down certain of our mortgage loan obligations.

We realized gains on these transactions of $4.6 million, which have been deferred and are being recognized on a straight-line basis over the initial terms of the leases.  The current and long-term portions of the deferred gains are included in Accrued liabilities- Rent and other and Other deferred liabilities, respectively, in our June 5, 2012 Consolidated Balance Sheet.  Amortization of the deferred gains is included as a reduction to rent expense and is included within Other restaurant operating costs in our Consolidated Statement of Operations for the year ended June 5, 2012.

See Note 15 to the Consolidated Financial Statements for a discussion of sale-leaseback transactions which occurred subsequent to June 5, 2012 but prior to the date of the filing of this Annual Report on Form 10-K.

Required Registration of Senior Notes
As further discussed in Note 7 to the Consolidated Financial Statements, on May 14, 2012, we entered into an indenture among the Company, certain subsidiaries of the Company as guarantors  and Wells Fargo Bank, National Association as trustee, governing the Company’s $250.0 million aggregate principal amount of 7.625% Senior Notes due 2020.

In connection with the issuance of the Senior Notes, we have agreed to register with the SEC notes having substantially identical terms as the Senior Notes, as part of an offer to exchange freely tradable exchange notes for the Senior Notes.  We have agreed: (i) within 270 days after the issue date of the Senior Notes, to file a registration statement enabling holders of the Senior Notes to exchange the privately placed notes for publicly registered notes with substantially identical terms; (ii) to use commercially reasonable efforts to cause the registration statement to become effective within 365 days after the issue date of the Senior Notes; (iii) to consummate the exchange offer within 405 days after the issue date of the Senior Notes; and (iv) to file a shelf registration statement for resale of the notes if we cannot consummate the exchange offer within the time period listed above.

If we fail to meet these targets (each, a “registration default”), the annual interest rate on the Senior Notes will increase by 0.25%.  The annual interest rate on the Senior Notes will increase by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 1.0% per year over the otherwise applicable annual interest rate of 7.625%.  If we cure the registration default, the interest rate on the Senior Notes will revert to the original level.

Dividends
During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to our shareholders.  The payment of a dividend in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that dividends will be paid in the future.

Fiscal Year
Fiscal year 2012 contained 53 weeks.  RTI’s fiscal year 2013 will contain 52 weeks and end on June 4, 2013.

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

Item 7A. Quantitative and Qualitative
Disclosure About Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices.  The interest rate charged on our Credit Facility can vary based on the interest rate option we choose to utilize.  Our Base Rate for borrowings is defined to be the higher of Bank of America’s prime lending rate, the Federal Funds Rate plus 0.5%, or an adjusted LIBO Rate plus 1.00%, plus an applicable margin ranging from 0.25% to 1.50%.  The applicable margin for our Eurodollar Borrowings ranges from 1.25% to 2.50%.

As of June 5, 2012, the total amount of outstanding debt subject to interest rate fluctuations was $4.5 million.  A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of an insignificant amount per year, assuming a consistent capital structure.

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

Item 8. Financial Statements and Supplementary Data

Ruby Tuesday, Inc. and Subsidiaries

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Financial Statements
Consolidated Statements of Operations
(In thousands, except per-share data)

	For the Fiscal Year Ended
	June 5,	May 31,	June 1,
	2012	2011	2010

Revenue:
Restaurant sales and operating revenue	$1,320,098	$1,258,015	$1,188,043
Franchise revenue	5,738	7,147	6,753
	1,325,836	1,265,162	1,194,796

Operating costs and expenses:
Cost of merchandise	380,520	365,653	344,462
Payroll and related costs	455,087	422,230	396,877
Other restaurant operating costs	270,132	256,632	240,947
Depreciation	65,297	62,878	63,767
Selling, general, and administrative, net	114,534	85,971	70,526
Closures and impairments	18,665	6,249	3,776
Goodwill impairment	16,919
Equity in losses of unconsolidated franchises		574	328
Interest expense, net	19,620	12,353	16,355
	1,340,774	1,212,540	1,137,038

(Loss)/income before income taxes	(14,938)	52,622	57,758
(Benefit)/provision for income taxes	(14,750)	5,744	12,414

Net (loss)/income	$(188)	$46,878	$45,344

(Loss)/earnings per share:
Basic	$(0.00)	$0.73	$0.74
Diluted	$(0.00)	$0.72	$0.73

Weighted average shares:
Basic	62,916	64,029	61,533
Diluted	62,916	64,948	61,870
The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per-share data)
	June 5, 2012	May 31, 2011
Assets:
Current assets:
Cash and short-term investments	$48,184	$9,722
Accounts and notes receivable	4,700	7,531
Inventories:
Merchandise	19,918	25,627
China, silver and supplies	9,112	8,843
Income tax receivable	837	3,077
Deferred income taxes	27,134	14,429
Prepaid rent and other expenses	13,670	12,797
Assets held for sale	4,713	1,340
Total current assets	128,268	83,366

Property and equipment, net	966,605	1,031,151
Goodwill	7,989	15,571
Other assets, net	70,675	56,938
Total assets	$1,173,537	$1,187,026

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$34,948	$29,807
Accrued liabilities:
Taxes, other than income and payroll	14,475	13,695
Payroll and related costs	32,546	27,559
Insurance	7,433	6,581
Deferred revenue – gift cards	8,758	8,731
Rent and other	21,610	17,861
Current maturities of long-term debt, including capital leases	12,454	15,090
Total current liabilities	132,224	119,324

Long-term debt and capital leases, less current maturities	314,209	329,184
Deferred income taxes	37,567	42,923
Deferred escalating minimum rent	45,259	44,291
Other deferred liabilities	68,054	59,591
Total liabilities	597,313	595,313

Commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock, $0.01 par value; (authorized: 100,000 shares;
issued: 2012 – 64,038 shares, 2011 – 65,098 shares)	640	651
Capital in excess of par value	90,856	104,941
Retained earnings	498,985	499,173
Deferred compensation liability payable in Company stock	1,008	1,556
Company stock held by Deferred Compensation Plan	(1,008)	(1,556)
Accumulated other comprehensive loss	(14,257)	(13,052)
	576,224	591,713
Total liabilities and shareholders' equity	$1,173,537	$1,187,026

The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
and Comprehensive (Loss)/Income
(In thousands, except per-share data)
						Company Stock
						Held by the	Accumulated
	Common Stock		Capital In		Deferred	Deferred	Other	Total
	Issued		Excess of	Retained	Compensation	Compensation	Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Liability	Plan	Loss	Equity

Balance, June 2, 2009	52,806	$528	$20,804	$406,951	$2,200	$(2,200)	$(11,917)	$416,366
Net income				45,344				45,344
Pension and post-retirement
benefit plans, net of taxes
of $829							(1,260)	(1,260)
Comprehensive income								44,084
Common stock offering	11,500	115	73,010					73,125
Shares issued pursuant to
compensation plans, net of
cancellations	186	2	(2)					0
Share-based compensation, net of
taxes of $2,741			4,525					4,525
Changes in Deferred
Compensation Plan					(164)	164		0
Balance, June 1, 2010	64,492	645	98,337	452,295	2,036	(2,036)	(13,177)	538,100
Net income				46,878				46,878
Pension and post-retirement
benefit plans, net of taxes
of $82							125	125
Comprehensive income								47,003
Shares issued pursuant to
compensation plans, net of
cancellations	606	6	1,897					1,903
Share-based compensation, net of
taxes of $3,156			4,707					4,707
Changes in Deferred
Compensation Plan					(480)	480		0
Balance, May 31, 2011	65,098	651	104,941	499,173	1,556	(1,556)	(13,052)	591,713
Net loss				(188)				(188)
Pension and post-retirement
benefit plans, net of taxes
of $793							(1,205)	(1,205)
Comprehensive loss								(1,393)
Shares issued pursuant to
compensation plans, net of
cancellations	940	9	346					355
Share-based compensation, net of
taxes of $1,924			3,990					3,990
Stock repurchases	(2,000)	(20)	(18,421)					(18,441)
Changes in Deferred
Compensation Plan					(548)	548		0
Balance, June 5, 2012	64,038	$640	$90,856	$498,985	$1,008	$(1,008)	$(14,257)	$576,224

The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)	For the Fiscal Year Ended
	June 5, 2012	May 31, 2011	June 1, 2010
Operating activities:
Net (loss)/income	$(188)	$46,878	$45,344
Adjustments to reconcile net (loss)/income to net
cash provided by operating activities:
Depreciation	65,297	62,878	63,767
Amortization of intangibles	2,314	1,477	652
Provision for bad debts	20	570	1,730
Deferred income taxes	(20,207)	(1,486)	19,516
Loss on impairments, including disposition of assets	13,772	6,916	3,059
Goodwill impairment	16,919
Equity in losses of unconsolidated franchises		574	328
Share-based compensation expense	5,914	7,863	7,266
Excess tax benefits from share-based compensation	(36)	(599)
Amortization of deferred gain on sale-leaseback transactions	(78)
Loss/(gain) on acquisitions, including settlement losses	614	(6,676)
Other	1,476	708	1,941
Changes in operating assets and liabilities:
Receivables	1,296	265	(2,748)
Inventories	5,524	(2,453)	(7,788)
Income taxes	2,240	(4,126)	9,681
Prepaid and other assets	(799)	(1,013)	(2,281)
Accounts payable, accrued and other liabilities	18,173	4,516	(203)
Net cash provided by operating activities	112,251	116,292	140,264

Investing activities:
Purchases of property and equipment	(37,966)	(26,684)	(17,672)
Acquisition of franchise and other entities	(24,084)	(4,257)
Proceeds from sale-leaseback transactions	21,150
Proceeds from disposal of assets	5,994	6,741	5,479
Insurance proceeds from property claims	1,548
Reductions in Deferred Compensation Plan assets	244	535	694
Other, net	(641)	(827)	2,060
Net cash used by investing activities	(33,755)	(24,492)	(9,439)

Financing activities:
Proceeds from issuance of senior unsecured notes	246,340
Net payments on revolving credit facility	(177,000)	(67,900)	(115,300)
Principal payments on other long-term debt	(85,557)	(23,437)	(88,841)
Stock repurchases	(18,441)
Payments for debt issuance costs	(5,767)	(2,812)
Proceeds from issuance of stock, net of fees			73,125
Proceeds from exercise of stock options	355	1,903
Excess tax benefits from share-based compensation	36	599
Net cash used by financing activities	(40,034)	(91,647)	(131,016)

Increase/(decrease) in cash and short-term investments	38,462	153	(191)
Cash and short-term investments:
Beginning of year	9,722	9,569	9,760
End of year	$48,184	$9,722	$9,569

Supplemental disclosure of cash flow information-
Cash paid/(received) for:
Interest, net of amount capitalized	$21,505	$12,442	$18,944
Income taxes, net	$3,053	$8,924	$(14,100)
Significant non-cash investing and financing activities-
Retirement of fully depreciated assets	$32,137	$15,830	$27,491
Reclassification of properties to/(from) assets held for sale or receivables	$8,806	$3,405	$(8,175)
Assumption of debt and capital leases related to franchise
partnership acquisitions		$147,005
Liability for claim settlements and insurance receivables	$(280)	$(2,332)	$2,607
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

Description of Business and Principles of Consolidation
Ruby Tuesday, Inc. including its wholly-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”) develops, operates and franchises casual dining restaurants in the United States, Guam, and 12 foreign countries under the Ruby Tuesday® brand.  We also own and operate 13 Lime Fresh Mexican Grill® (“Lime Fresh”), 11 Marlin & Ray’s™, two Truffles®, and one Wok Hay® casual dining restaurants.  At June 5, 2012, we owned and operated 714 Ruby Tuesday restaurants concentrated primarily in the Southeast, Northeast, Mid-Atlantic, and Midwest of the United States, which we consider to be our core markets.  As of our fiscal year end, there were 79 domestic and international franchise Ruby Tuesday restaurants located in 14 states primarily outside the Company’s existing core markets (primarily the Western United States and portions of the Midwest) and in the Asia Pacific Region, Middle East, Guam, Canada, Iceland, Eastern Europe, the United Kingdom, and Central and South America.  Also at fiscal year end, there were four domestic franchise Lime Fresh restaurants located in Florida.

RTI consolidates its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Equity Method Accounting
“Franchise partnerships” as used throughout the Notes to Consolidated Financial Statements refer to our previous domestic franchisees in which we owned 1% or 50% of the equity of each such franchisee.  As further discussed in Note 3 to the Consolidated Financial Statements, we acquired 11 of our franchise partnerships during fiscal 2011 and the two remaining franchise partnerships have ceased operations.  We applied the equity method of accounting to our 50%-owned franchise partnerships through the dates of acquisitions.  Accordingly, we recognized our pro rata share of the earnings or losses of the franchise partnerships in the Consolidated Statements of Operations when reported by those franchisees.  The cost method of accounting was applied to all 1%-owned franchise partnerships.

A further description of our franchise programs is provided in Note 2 to the Consolidated Financial Statements.

Fiscal Year
Our fiscal year ends on the first Tuesday following May 30 and, as a result, a 53rd week is added every five or six years.  Fiscal 2012 contained 53 weeks.  The first three quarters of fiscal 2012 each contained 13 weeks and the fourth quarter contained 14 weeks.  In fiscal 2012, the 53rd week added $23.4 million to restaurant sales and operating revenue and $0.03 to diluted earnings per share in our Consolidated Statement of Operations.  The fiscal years ended May 31, 2011 and June 1, 2010 each contained 52 weeks.

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

Using gift card redemption history, we have determined that substantially all of our guests utilize their gift cards within two years from the date of purchase.  Accordingly, we recognize gift card breakage for non-escheatable amounts beginning 24 months after the date of activation.

We recognized gift card breakage income of $1.8 million, $1.5 million, and $1.8 million during fiscal 2012, 2011, and 2010, respectively.  This income is included as an offset to Other Restaurant Operating Costs in the Consolidated Statements of Operations.

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

We also do not recognize franchise fee revenue from franchises with fees in excess of 60 days past due.  Accordingly, we have deferred recognition of a portion of franchise revenue from certain franchises.  Unearned income for franchise fees was negligible and $1.2 million as of June 5, 2012 and May 31, 2011, respectively, which is included in Other deferred liabilities and/or Accrued liabilities – Rent and other in the Consolidated Balance Sheets.  See Note 4 to the Consolidated Financial Statements for information relating to the write-off of certain unearned income for franchise fees in fiscal 2012.

Pre-Opening Expenses
Salaries, personnel training costs, pre-opening rent, and other expenses of opening new facilities are charged to expense as incurred.

Share-Based Employee Compensation Plans
We recognize share-based payment transactions, including grants of employee stock options and restricted stock, as compensation expense based on the fair value of the equity award on the grant date.  This compensation expense is recognized over the service period on a straight-line basis for all awards except those awarded to retirement-eligible individuals, which are recognized on the grant date at their estimated fair value.  We record share-based compensation expense consistent with the other compensation expense for the recipient in either Payroll and related costs or Selling, general, and administrative, net in our Consolidated Statements of Operations.  See Note 11 to the Consolidated Financial Statements for further discussion regarding our share-based employee compensation plans.

Marketing Costs
Except for television and radio advertising production costs which we expense when the advertisement is first shown, we expense marketing costs as incurred. Marketing expenses, net of franchise reimbursements, which are included in Selling, general, and administrative expense in the Consolidated Statements of Operations, totaled $47.9 million, $27.8 million, and $15.4 million for fiscal 2012, 2011, and 2010, respectively.

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
	2012	2011	2010
Net (loss)/income	$(188)	$46,878	$45,344

Weighted-average common shares outstanding	62,916	64,029	61,533
Dilutive effect of stock options and restricted stock	–	919	337
Weighted average common and dilutive potential
common shares outstanding	62,916	64,948	61,870
Basic (loss)/earnings per share	$(0.00)	$0.73	$0.74
Diluted (loss)/earnings per share	$(0.00)	$0.72	$0.73

Stock options with an exercise price greater than the average market price of our common stock and certain options with unrecognized compensation expense do not impact the computation of diluted (loss)/earnings per share because the effect would be anti-dilutive.  The following table summarizes stock options and restricted shares that did not impact the computation of diluted (loss)/earnings per share because their inclusion would have had an anti-dilutive effect (in thousands):

	2012	2011	2010
Stock options	2,716*	2,517	4,450
Restricted shares	1,220*	421	884
Total	3,936	2,938	5,334
*Due to a net loss for the year ended June 5, 2012, all then outstanding share-based awards were excluded from the computation of diluted loss per share.

Comprehensive (Loss)/ Income
Comprehensive (loss)/income includes net income adjusted for certain revenue, expenses, gains and losses that are excluded from net income in accordance with U.S. GAAP, such as pension adjustments. Comprehensive (loss)/income is shown as a separate component in the Consolidated Statements of Shareholders’ Equity and Comprehensive (Loss)/Income.

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

Goodwill and Other Intangible Assets
Goodwill represents the excess of costs over the fair market value of assets of businesses acquired.  During fiscal 2012 and 2011, we recorded $9.3 million and $15.6 million, respectively, of goodwill associated with certain of our acquisitions as further discussed in Note 3 to the Consolidated Financial Statements.

As discussed further in Note 8 to the Consolidated Financial Statements, we determined during the fourth quarter of fiscal 2012 that our goodwill was impaired.  Accordingly, we recorded a charge of $16.9 million ($12.0 million, net of tax).  We perform tests for impairment annually, or more frequently if events or circumstances indicate it might be impaired.  Impairment tests for goodwill include comparing the fair value of the respective reporting unit with its carrying value, including goodwill.  We use a variety of methodologies in conducting these impairment assessments, including cash flow analyses that are consistent with the assumptions we believe hypothetical marketplace participants would use, estimates of sales proceeds and other measures, such as fair market price of our common stock, as evidenced by closing trading price.  Where applicable, we use an appropriate discount rate that is commensurate with the risk inherent in the projected cash flows.  If market conditions deteriorate, or if operating results decline unexpectedly, we may be required to record impairment charges.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at June 1, 2010	$–
Acquisitions	15,571
Balance at May 31, 2011	15,571
Adjustments to fiscal year 2011
purchase price allocations	1,348
Acquisitions	7,989
Impairment	(16,919)
Balance at June 5, 2012	$7,989

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

Amortization expense of other intangible assets for fiscal 2012, 2011, and 2010 totaled $2.3 million, $1.5 million, and $0.7 million, respectively.  We amortize acquired and reacquired franchise rights on a straight-line basis over the remaining term of the franchise operating agreements.  The weighted average amortization period of acquired and reacquired franchise rights is 7.3 and 8.4 years, respectively.  We amortize favorable lease valuations as a component of rent expense on a straight-line basis over the remaining lives of the leases.  The weighted average amortization period of the favorable lease valuations is 25.8 years.  We amortize trade and service marks on a straight-line basis over the life of the trade and service marks, typically 10 years.  Amortization expense for intangible assets for each of the next five years is expected to be $3.5 million in fiscal 2013, $3.3 million in fiscal 2014, $3.1 million in fiscal 2015, $2.8 million in fiscal 2016, and $2.4 million in fiscal 2017.  Rent expense resulting from amortization of favorable lease valuations, net of rent income resulting from amortization of unfavorable lease valuations, is expected to be insignificant for each of the next five years.

Other intangible assets which are included in Other assets, net in the Consolidated Balance Sheets consist of the following (in thousands):

	2012		2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Reacquired franchise rights	$ 14,825	$ 4,961	$ 14,900	$ 2,956
Trademarks	11,961	847	836	672
Acquired franchise agreements	2,460	39	–	–
Favorable lease valuations *	2,205	168	2,023	63
Other	150	4	–	–
	$ 31,601	$ 6,019	$ 17,759	$ 3,691

* As of June 5, 2012 and May 31, 2011, we also had $1.3 million and $1.2 million, respectively, of unfavorable lease valuation liabilities which resulted from the terms of acquired franchise operating lease contracts being unfavorable relative to market terms of comparable leases on the acquisition date.  In addition, as of June 5, 2012, we had a liability of $0.2 million which resulted from the terms of a Lime Fresh license agreement being unfavorable relative to market terms of a comparable license agreement.  The majority of these liabilities is included within Other deferred liabilities in our Consolidated Balance Sheets.  See Note 3 to the Consolidated Financial Statements for more information on the favorable and unfavorable lease valuations from our acquisitions of franchise partnerships during fiscal 2011 and Lime Fresh in fiscal 2012.

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

Pensions and Post-Retirement Medical Benefits
We measure and recognize the funded status of our defined benefit and postretirement plans in our Consolidated Balance Sheets as of our fiscal year end.  The funded status represents the difference between the projected benefit obligation and the fair value of plan assets.  The projected benefit obligation is the present value of benefits earned to date by plan participants, including the effect of future salary increases, as applicable.  The difference between the projected benefit obligation and the fair value of assets that has not previously been recognized as expense is recorded as a component of other comprehensive (loss)/income.

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

We aggregate similar operating segments into a single reportable operating segment if the businesses are considered similar.  We consider our restaurant concept and franchising operations as similar and have aggregated them.

Accounting Pronouncements Not Yet Adopted
In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income.  This guidance is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (our fiscal 2013 first quarter).  We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

In September 2011, the FASB issued guidance modifying the impairment test for goodwill by allowing businesses to first decide whether they need to do the two-step impairment test.  Under the guidance, a business no longer has to calculate the fair value of a reporting unit unless it believes it is very likely that the reporting unit’s fair value is less than the carrying value.  The guidance is effective for impairment tests for fiscal years beginning after December 15, 2011 (our fiscal 2013).  We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

In July 2012, the FASB issued guidance on testing indefinite-lived intangible assets for impairment.  Under the guidance, testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill has been simplified.  The guidance allows an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test.  An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired.  The guidance is effective for impairment tests for fiscal years beginning after September 15, 2012 (our fiscal 2014).  We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

2.  Franchise Programs

As of June 5, 2012, our franchise programs included arrangements with 29 traditional domestic and international Ruby Tuesday concept franchisees and three traditional domestic Lime Fresh franchisees.  At the end of fiscal 2012, our franchisees collectively operated 79 Ruby Tuesday and four Lime Fresh restaurants.  We do not own any equity interest in our traditional franchisees.  As discussed further in Notes 3 and 12 to the Consolidated Financial Statements, during fiscal 2011 we acquired the remaining 99% and 50% membership interests of 11 franchise partnerships and acquired an additional Ruby Tuesday restaurant from a twelfth franchise partnership.

We enter into development agreements with our franchisees that require them to open varying numbers of Ruby Tuesday or Lime Fresh restaurants.  As of June 5, 2012, 10 of our 29 Ruby Tuesday concept traditional franchisees had agreements to develop new franchised Ruby Tuesday restaurants.  One of our three Lime Fresh concept franchisees had an agreement to develop new Lime Fresh restaurants as of June 5, 2012.  During fiscal 2012, 2011, and 2010, our Ruby Tuesday franchisees opened six, eight, and six, respectively, pursuant to development agreements, as follows:

	Ruby Tuesday				Lime Fresh
Fiscal Year	Franchise Partnerships	Other Domestic	International	Total
2012	–	2	4	6	4*
2011	1	4	3**	8
2010	–	2	4	6
*As discussed further in Note 3 to the Consolidated Financial Statements, on April 11, 2012 we acquired the royalty stream from four open, and one not yet open, Lime Fresh franchise restaurants.
** Includes one Wok Hay opening.

In conjunction with these openings, we recognized development and licensing fee income totaling $0.2 million, $0.4 million, and $0.1 million in fiscal 2012, 2011, and 2010, respectively.

Deferred development and licensing fees associated with all franchisees totaled $0.8 million at both June 5, 2012 and May 31, 2011.  We will recognize these fees as income when we have substantially performed all material services and the restaurant has opened for business.

As part of the franchise partnership program, we sponsored and served as partial guarantor for certain credit facilities to assist franchise partnerships with new restaurant development, working capital, and operational cash flow requirements.  During fiscal 2011, we recorded an expense of $6.7 million associated with the payment of guarantees to lenders for certain debt for two of our franchise partnerships, both of which have closed or sold their restaurants during the prior year.  See Note 12 to the Consolidated Financial Statements for more information on these guarantee payments.

3.  Business and License Acquisitions

Fiscal 2012 transactions
Given the knowledge gained about the Lime Fresh brand from our licensing agreement as discussed below, in addition to the growth potential we believe the Lime Fresh concept affords, on April 11, 2012, we completed the acquisition of Lime Fresh, including the assets of seven Lime Fresh concept restaurants, the royalty stream from five Lime Fresh concept franchised restaurants (one of which was not yet open), and the Lime Fresh brand’s intellectual property for $24.1 million.  Lime Fresh is a fast-casual Mexican concept that currently operates several restaurants primarily in the vicinity of Miami, Florida.  The Lime Fresh concept menu features items such as homemade tortilla chips, customizable nachos, flautas, salads, soups, fajitas, quesadillas, tacos, burritos, and salsa and guacamole.

Our Consolidated Financial Statements reflect the results of operations of these acquired restaurants subsequent to the date of acquisition.

The purchase prices of the Lime Fresh acquisition during fiscal 2012 have been preliminarily allocated based on fair value estimates as follows (in thousands):

Trademarks	$11,100
Goodwill	7,989
Acquired franchise rights	2,460
Property and equipment	2,405
Deferred income taxes	19
Other, net	(923)
Net impact on Consolidated Balance Sheet	23,050

Write-off of previous license agreement	1,034
Net impact on Consolidated Statements of Operations	1,034
Aggregate cash purchase price	$24,084

For the year ended June 5, 2012, a $1.0 million loss on the write-off of a previous license agreement, representing the balance remaining from the September 13, 2010 licensing agreement with LMFG International, LLC, was included in Other restaurant operating costs in our Consolidated Statements of Operations.  Further discussion regarding this agreement is presented later within this footnote.

We recorded $8.0 million of goodwill due to the purchase price exceeding the estimated fair value of the net assets acquired in certain of the acquisitions.  Of the goodwill recorded, we anticipate that an insignificant amount will be nondeductible for tax purposes.

We amortize the $11.1 million of acquired trademarks over a ten year period.  We amortize the $2.5 million of acquired franchise rights associated with this acquisition on a straight-line basis over the remaining term of the franchise operating agreements, which are approximately five to nine years from the date of acquisition.

The revenues and operating results from April 11, 2012, the date of acquisition, through June 5, 2012 for the seven Lime Fresh restaurants acquired in fiscal 2012 were not material to our consolidated financial statements.

During the fourth quarter of fiscal 2012, we made payments to 50 Eggs Branding Company, LLC (“50 Eggs”).  John Kunkel, the CEO of 50 Eggs, previously was CEO of LFMG International, LLC, and is a current Lime Fresh franchisee.  Fiscal 2012 payments to 50 Eggs include $30,000 for marketing services and $26,139 for training consulting for our Lime Fresh concept.  See Note 15 for further information on marketing contracts entered into with 50 Eggs subsequent to the end of fiscal 2012.

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

Our Consolidated Financial Statements reflect the results of operations of these acquired restaurants subsequent to the dates of acquisition.

The purchase prices of acquisitions during fiscal 2011 have been allocated based on fair value estimates as follows (in thousands):

		Fiscal 2012
	As Previously Reported	Adjustments	As Adjusted
Property and equipment	$137,075	$–	$137,075
Goodwill	15,571	1,348	16,919
Reacquired franchise rights	10,242	–	10,242
Other intangible assets, net of liabilities of $1,288	735	–	735
Deferred income taxes	380	(928)	(548)
Long-term debt and capital leases	(147,005)	–	(147,005)
Other net liabilities	(4,536)	–	(4,536)
Notes receivable	(1,529)	–	(1,529)
Net impact on Consolidated Balance Sheet	10,933	420	11,353

Gain on settlement of preexisting contracts, net	(4,906)	–	(4,906)
Gain on acquisitions	(1,770)	(420)	(2,190)
Net impact on Consolidated Statements of Operations	(6,676)	(420)	(7,096)
Aggregate cash purchase prices	$4,257	$–	$4,257

The RT Long Island, RT St. Louis, and RT KCMO acquisitions were considered bargain purchases as the purchase prices were less than the values assigned to the assets and liabilities acquired.  For the year ended May 31, 2011, a preliminary bargain purchase gain of $1.8 million, as well as a $4.9 million gain on settlement of preexisting contracts, was included in Other restaurant operating costs in our Consolidated Statements of Operations.  The preliminary estimate of the gain on acquisitions was adjusted in the third quarter of fiscal 2012 as additional information was received.

We recorded $16.9 million of goodwill due to the purchase price exceeding the estimated fair value of the net assets acquired in certain of the acquisitions.  As discussed further in Note 8 to the Consolidated Financial Statements, we concluded during the fourth quarter of fiscal 2012 that our goodwill associated with the Ruby Tuesday concept was impaired and recorded a charge of $16.9 million ($12.0 million, net of tax).

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

The table below shows operating results from the dates of acquisition (which occurred between August 4, 2010 and May 4, 2011) for the years ended June 5, 2012 and May 31, 2011 for the 109 restaurants that were acquired from franchisees in fiscal 2011 (in thousands):

	(Unaudited)
	June 5, 2012	May 31, 2011

Total revenue	$173,949	$76,068

Cost of merchandise	49,913	22,349
Payroll and related costs	61,807	25,535
Other restaurant operating costs	36,941	16,499
Depreciation	8,409	3,432
Selling, general, and administrative, net	12,557	4,431
	169,627	72,246
Income before income taxes	$4,322	$3,822

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

All of the above adjustments were adjusted for the applicable tax impact, which for the above would be the statutory tax rate of 39.7%.  In addition, the pro forma net income and earnings per share amounts presented above reflect our estimates of the franchises’ FICA Tip and Work Opportunity Tax Credits for the portions of the fiscal year prior to the dates of acquisition.  These credits were $0.7 million and $0.9 million for the years ended May 31, 2011 and June 1, 2010, respectively.

License Acquisitions

On September 13, 2010, we entered into a licensing agreement with LFMG International, LLC which allowed us to operate multiple restaurants under the Lime Fresh name.  Under the terms of the agreement, we paid an initial development fee of $1.0 million and paid a license agreement fee of $5,000 for each Lime Fresh restaurant we opened.  In addition, we paid a royalty fee of 2.0%, and an advertising fee of 1.0%, of gross sales of any Lime Fresh restaurant that we opened.  The license agreement terminated when we acquired certain assets of LFMG International, LLC as discussed above.  We opened four Lime Fresh restaurants during fiscal 2012 under the terms of the license agreement prior to the acquisition on April 11, 2012.  As previously discussed, we wrote off the $1.0 million balance remaining on this license agreement upon completion of the acquisition in fiscal 2012.

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

Under the terms of the agreement, we will pay a licensing fee to Gourmet Market, Inc. of 2.0% of gross sales of any Truffles we open.  Additionally, we will pay Gourmet Market, Inc. a monthly fee for up to two years for consulting services to be provided by Price Beall to assist us in developing and opening Truffles restaurants under the terms of the licensing agreement.  During the first 12 months of the agreement we paid $20,833 per month for such services.  During the second 12 months of the agreement we are required to pay $10,417 per month.  Gourmet Market, Inc. has the option to terminate future development rights if we do not operate 18 or more Truffles restaurants within five years or 40 or more Truffles within 10 years of the effective date of the agreement.  Management has yet to determine if it will open 18 or more Truffles restaurants within five years or 40 or more Truffles within 10 years.  We opened our first Truffles in Atlanta, Georgia in December 2010 and our second in Orlando, Florida in November 2011.  During the year ended June 5, 2012 and May 31, 2011, we paid Gourmet Market, Inc. $197,623 and $226,041, respectively, under the terms of the agreement.

4.  Accounts and Notes Receivable

Accounts and notes receivable – current consist of the following (in thousands):

	2012	2011
Rebates receivable	$923	$1,055
Amounts due from franchisees	770	2,506
Other receivables	3,007	3,970
	$4,700	$7,531

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

We defer recognition of franchise fee revenue for any franchise with negative cash flows at times when the negative cash flows were deemed to be anything other than temporary and the franchise has borrowed directly from us.  We also do not recognize franchise fee revenue from franchises with fees in excess of 60 days past due.  Accordingly, we have deferred recognition of a portion of franchise revenue from certain franchisees.  Unearned income for franchise fees was insignificant and $1.2 million as of June 5, 2012 and May 31, 2011, respectively, which is included in Other deferred liabilities and/or Accrued liabilities – Rent and other in the Consolidated Balance Sheets.  The decrease in unearned income is primarily attributable to the write-off of unearned fees associated with a traditional domestic franchisee that filed bankruptcy in June 2012.  See Note 15 to the Consolidated Financial Statements for further discussion about the bankruptcy of this traditional franchisee.

As of June 5, 2012 and May 31, 2011, Other receivables consisted primarily of amounts due for third-party gift card sales ($1.3 million for both periods), amounts due from our distributor ($0.9 million and $0.7 million, respectively), and amounts due relating to insurance claims (negligible and $1.2 million, respectively).

5.  Inventories

Our merchandise inventory was $19.9 million and $25.6 million as of June 5, 2012 and May 31, 2011, respectively.  In order to ensure adequate supply and competitive pricing, in fiscal 2010 we began purchasing lobster in advance of our needs and storing it in third-party facilities prior to our distributor taking possession of the inventory.  Once the lobster is moved to our distributor’s facilities, we transfer ownership to the distributor.  We later reacquire the inventory from our distributor upon its subsequent delivery to our restaurants.  Lobster purchases are included within merchandise inventory in our Consolidated Balance Sheets.  The decrease in our merchandise inventory in fiscal 2012 is due primarily to reductions in the level of lobster inventory on hand at June 5, 2012 as a result of managing our levels down based on better forecasting of our lobster needs since the prior year.

6.  Property, Equipment, Assets Held for Sale, Operating Leases, and Sale-Leaseback Transactions

Property and equipment, net, is comprised of the following (in thousands):

	2012	2011
Land	$244,498	$256,761
Buildings	494,537	512,177
Improvements	421,143	427,169
Restaurant equipment	276,576	279,319
Other equipment	95,400	93,944
Construction in progress and other*	26,473	28,077
	1,558,627	1,597,447
Less accumulated depreciation	592,022	566,296
	$966,605	$1,031,151

* Included in Construction in progress and other as of June 5, 2012 and May 31, 2011 are $21.8 million and $23.3 million, respectively, of assets held for sale that are not classified as such in the Consolidated Balance Sheets as we do not expect to sell these assets within the next 12 months.  These assets primarily consist of parcels of land upon which we have no intention to build restaurants.

Included within the current assets section of our Consolidated Balance Sheets at June 5, 2012 and May 31, 2011 are amounts classified as assets held for sale totaling $4.7 million and $1.3 million, respectively.  Assets held for sale primarily consist of parcels of land upon which we have no intention to build restaurants, land and buildings of closed restaurants, and various liquor licenses.  In addition to operating restaurants sold and leased back, as discussed below, during fiscal 2012, 2011, and 2010 we sold surplus properties with carrying values of $5.3 million, $6.5 million, and $4.5 million, respectively, at net gains of $0.8 million, $0.1 million, and $1.0 million, respectively.  Cash proceeds, net of broker fees, from these sales totaled $6.0 million, $6.6 million, and $5.4 million, respectively.

As discussed further in Note 3 to the Consolidated Financial Statements, we acquired 109 restaurants from franchisees during fiscal 2011.  We recorded the property and equipment of these restaurants at their fair values, which were estimated to be $137.1 million at the acquisition dates.

Approximately 52% of our 741 restaurants are located on leased properties.  Of these, approximately 65% are land leases only; the other 35% are for both land and building.  The initial terms of these leases expire at various dates over the next 24 years. These leases may also contain required increases in minimum rent at varying times during the lease term and have options to extend the terms of the leases at a rate that is included in the original lease agreement. Most of our leases require the payment of additional (contingent) rent that is based upon a percentage of restaurant sales above agreed upon sales levels for the year. These sales levels vary for each restaurant and are established in the lease agreements.  We recognize contingent rental expense (in annual as well as interim periods) prior to the achievement of the specified target that triggers the contingent rental expense, provided that achievement of that target is considered probable.

During the year ended June 5, 2012, we completed sale-leaseback transactions of the land and building for ten Company-owned Ruby Tuesday concept restaurants for gross cash proceeds of $22.2 million, exclusive of transaction costs of approximately $1.1 million.  Equipment was not included.  The carrying value of the properties sold was $16.5 million.  The leases have been classified as operating leases and have initial terms of 15 years, with renewal options of up to 20 years.  Net proceeds from the sale-leaseback transactions were used to pay down certain of our mortgage loan obligations.

We realized gains on these transactions of $4.6 million, which have been deferred and are being recognized on a straight-line basis over the initial terms of the leases.  The current and long-term portions of the deferred gains are included in Accrued liabilities- Rent and other and Other deferred liabilities, respectively, in our June 5, 2012 Consolidated Balance Sheets.  Amortization of the deferred gains is included as a reduction to rent expense and is included within Other restaurant operating costs in our Consolidated Statement of Operations for the year ended June 5, 2012.

The following is a schedule by year of future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 5, 2012 (in thousands):

2013	$45,873
2014	42,255
2015	38,239
2016	33,822
2017	30,328
Subsequent years	170,096
Total minimum lease payments	$360,613

The following schedule shows the future minimum sub-lease payments contractually due from franchisees and others for the next five years and thereafter under noncancelable sub-lease agreements (in thousands):

	Franchisees	Others	Total
2013	$357	$143	$500
2014	201	125	326
2015	117	125	242
2016	93	73	166
2017	93	–	93
Subsequent years	172	–	172
Total minimum sub-lease payments	$1,033	$466	$1,499

The following table summarizes our minimum and contingent rent expense and our sublease rental income under our operating leases (in thousands):

	2012	2011	2010
Minimum rent	$48,420	$43,841	$43,474
Contingent rent	822	741	424
	49,242	44,582	43,898
Sublease rental income	(416)	(1,217)	(3,218)
	$48,826	$43,365	$40,680

The amounts shown for fiscal 2012, 2011, and 2010 above exclude rent expense/(income) of $3.7 million, $(0.4) million, and $1.8 million, respectively, relating to lease reserves established for closed restaurants or dead sites, which is included with Closures and impairments expense in our Consolidated Statements of Operations.

7.  Long-Term Debt and Capital Leases

Long-term debt and capital lease obligations consist of the following (in thousands):

	2012	2011
Senior unsecured notes	$250,000
Unamortized discount	(3,646)
Senior unsecured notes less unamortized discount	246,354
Revolving credit facility	–	$177,000
Series B senior notes:
due April 2013	–	44,442
Mortgage loan obligations	80,076	122,546
Capital lease obligations	233	286
	326,663	344,274
Less current maturities	12,454	15,090
	$314,209	$329,184

Estimated annual maturities of long-term debt and capital lease obligations at June 5, 2012 are as follows (in thousands):

2013	$12,454
2014	8,743
2015	8,084
2016	10,894
2017	15,714
Subsequent years	270,774
$326,663

On May 14, 2012, we entered into an indenture (the “Indenture”) among the Company, certain subsidiaries of the Company as guarantors  and Wells Fargo Bank, National Association as trustee, governing the Company’s $250.0 million aggregate principal amount of 7.625% senior notes due 2020 (the “Senior Notes”).  The Senior Notes were issued at a discount of $3.7 million, which is being amortized using the effective interest method over the eight year term of the notes.

The Senior Notes are guaranteed on a senior unsecured basis by our existing and future domestic restricted subsidiaries, subject to certain exceptions.  They rank equal in right of payment with our existing and future senior indebtedness and senior in right of payment to any of our future subordinated indebtedness.  The Senior Notes are effectively subordinated to all of our secured debt, including borrowings outstanding under our revolving credit facility, to the extent of the value of the assets securing such debt and structurally subordinated to all of the liabilities of our existing and future subsidiaries that do not guarantee the Senior Notes.

Interest on the Senior Notes is calculated at 7.625% per annum, payable semiannually on each May 15 and November 15, commencing November 15, 2012, to holders of record on the May 1 or November 1 immediately preceding the interest payment date.  The Senior Notes mature on May 15, 2020.

At any time prior to May 15, 2016, we may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest.  At any time and from time to time on or after May 15, 2016, we may redeem the Senior Notes, in whole or in part, at the redemption prices specified in the Indenture.  At any time prior to May 15, 2015, we may redeem up to 35% of the Senior Notes from the proceeds of certain equity offerings.  There is no sinking fund for the Senior Notes.

The Indenture contains covenants that limit, among other things, our ability and the ability of certain of our subsidiaries to (i) incur or guarantee additional indebtedness; (ii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iii) make certain investments; (iv) create liens or use assets as security in other transactions; (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all of their assets; (vi) enter into transactions with affiliates; and (vii) sell or transfer certain assets.  These covenants are subject to a number of important exceptions and qualifications, as described in the Indenture, and certain covenants will not apply at any time when the Senior Notes are rated investment grade by the Rating Agencies, as defined in the Indenture.  The Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding Senior Notes to be due and payable immediately.

In connection with the issuance of the Senior Notes, we have agreed to register with the SEC notes having substantially identical terms as the Senior Notes, as part of an offer to exchange freely tradable exchange notes for the Senior Notes.  We have agreed: (i) within 270 days after the issue date of the Senior Notes, to file a registration statement enabling holders of the Senior Notes to exchange the privately placed notes for publicly registered notes with substantially identical terms; (ii) to use commercially reasonable efforts to cause the registration statement to become effective within 365 days after the issue date of the Senior Notes; (iii) to consummate the exchange offer within 405 days after the issue date of the Senior Notes; and (iv) to file a shelf registration statement for resale of the notes if we cannot consummate the exchange offer within the time period listed above.

If we fail to meet these targets (each, a “registration default”), the annual interest rate on the Senior Notes will increase by 0.25%.  The annual interest rate on the Senior Notes will increase by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 1.0% per year over the otherwise applicable annual interest rate of 7.625%.  If we cure the registration default, the interest rate on the Senior Notes will revert to the original level.

On December 1, 2010, we entered into a five-year revolving credit agreement (the “Credit Facility”), under which we could borrow up to $320.0 million with the option to increase our capacity by $50.0 million to $370.0 million.  The Credit Facility replaced our then outstanding five-year revolving credit agreement (the “Prior Credit Facility”) that was entered into on February 28, 2007.  Bank of America, N.A., serves as Administrative Agent, Issuing Bank, Servicer and Swingline Lender under the Credit Facility.

On May 14, 2012, we entered into the Second Amendment to our revolving credit facility (the “Second Amendment”) to, among other things, reduce the maximum aggregate revolving commitment to $200.0 million, secure the revolving credit facility with a lien over the equity interests of certain subsidiaries, modify certain financial covenants and ratios and permit the issuance of the Senior Notes.  In connection with the Second Amendment, we wrote off $1.3 million of unamortized debt issuance costs which is included within Other restaurant operating costs in our June 5, 2012 Consolidated Statement of Operations.

The terms of the Credit Facility provide for a $40.0 million letter of credit subcommitment.  The Credit Facility also includes a $50.0 million franchise facility subcommitment (the “Franchise Facility Subcommitment”), which covers our guarantees of debt of our franchise partners in reliance upon the franchise facility guaranty agreement entered into by us and the subsidiary guaranty agreement entered into by our material domestic subsidiaries.  The Franchise Facility Subcommitment matures not later than December 1, 2015.  As of June 5, 2012, all amounts guaranteed under the Franchise Facility Subcommitment were settled.

The interest rate charged on borrowings pursuant to the Credit Facility can vary depending on the interest rate option we choose to utilize.  Our Base Rate for borrowings is defined to be the higher of Bank of America’s prime rate, the Federal Funds Rate plus 0.5%, or an adjusted LIBO Rate plus 1.00%, plus an applicable margin ranging from 0.25% to 1.50%.  The applicable margin for our Eurodollar Borrowings ranges from 1.25% to 2.50% depending on our Total Debt to EBITDAR ratio.

A commitment fee for the account of each lender at a rate ranging from 0.300% to 0.450% (depending on our Total Debt to EBITDAR ratio) on the daily amount of the unused revolving commitment of such lender is payable on the last day of each calendar quarter and on the termination date of the Credit Facility.  On the first day after the end of each calendar quarter until the termination date of the Credit Facility, we are required to pay a letter of credit fee for the account of each lender with respect to such lender’s participation in each letter of credit.  The letter of credit fee accrues at the applicable margin for Eurodollar Loans then in effect on the average daily amount of such lender’s letter of credit exposure (excluding any portion attributable to unreimbursed letter of credit disbursements) attributable to such letter of credit during the period from and including the date of issuance of such letter of credit to but excluding the date on which such letter of credit expires or is drawn in full.  Besides the commitment fee and the letter of credit fee, we are also required to pay a fronting fee on the daily amount of the letter of credit exposure (excluding any portion attributable to unreimbursed letter of credit disbursements) on the tenth day after the end of each calendar quarter until the termination date of the Credit Facility.  We must also pay standard fees with respect to issuance, amendment, renewal or extension of any letter of credit or processing of drawings thereunder.

We are entitled to make voluntary prepayments of our borrowings under the Credit Facility at any time and from time to time, in whole or in part, without premium or penalty.  Subject to certain exceptions, mandatory prepayments will be required upon occurrence of certain events, including the revolving credit exposure of all lenders exceeding the aggregate revolving commitment then in effect, sales of certain assets and any additional debt issuances.

Under the terms of the Credit Facility, we had no borrowings outstanding at June 5, 2012.  As of May 31, 2011, we had $177.0 million outstanding with an associated floating rate of interest of 2.27%.  After consideration of letters of credit outstanding, we had $190.7 million available under the Credit Facility as of June 5, 2012.

The Credit Facility contains a number of customary affirmative and negative covenants that, among others, limit or restrict our ability to incur liens, engage in mergers or other fundamental changes, make acquisitions, investments, loans and advances, pay dividends or other distributions, sell or otherwise dispose of certain assets, engage in certain transactions with affiliates, enter into burdensome agreements or certain hedging agreements, amend organizational documents, change accounting practices, incur additional indebtedness and prepay other indebtedness.  In addition, under the Credit Facility, we are required to comply with financial covenants relating to the maintenance of a maximum leverage ratio and a minimum fixed charge coverage ratio and we were in compliance with these financial covenants as of June 5, 2012.  The terms of the Credit Facility require us to maintain a maximum leverage ratio of no more than 4.5 to 1.0 through the fiscal quarter ending on or about June 4, 2013 and 4.25 to 1.0 thereafter and a minimum fixed charge coverage ratio of 1.75 to 1.0 through and including the fiscal quarter ending on or about June 3, 2014 and 1.85 to 1.0 thereafter.

The Credit Facility terminates on December 1, 2015.  Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Facility and any ancillary loan documents.

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

On April 3, 2003, we issued notes totaling $150.0 million through a private placement of debt (the “Private Placement”).  At May 31, 2011, the Private Placement consisted of $44.4 million in notes with an interest rate of 7.17% (the “Series B Notes”).  We repaid the Series B Notes on May 14, 2012 using proceeds from the issuance of the Senior Notes.

In connection with the Credit Facility, on December 1, 2010, Bank of America, N.A., as Collateral Agent, along with the lenders and institutional investors pursuant to the Credit Facility, issued a Notice of Direction and Termination effectively terminating the Intercreditor and Collateral Agency Agreement by and between such parties dated May 21, 2008, and also terminating the Pledge Agreement dated May 21, 2008 by and among Ruby Tuesday, Inc. and certain subsidiaries of Ruby Tuesday, Inc. (together the “Pledgors”) and the creditors pursuant to the Credit Facility, by which the Pledgors had pledged certain subsidiary equity interests as security for the repayment of our obligations under the Credit Facility.

Our $80.1 million in mortgage loan obligations as of June 5, 2012 consists of various loans acquired upon franchise acquisitions.  These loans, which mature between July 2012 and November 2022, have balances which range from negligible to $8.3 million and interest rates of 3.93% to 11.28%.  Many of the properties acquired from franchisees collateralize the loans outstanding.

We capitalized interest expense related primarily to restaurant conversions totaling $0.1 million in fiscal 2012.  Due to no new restaurant construction during the previous two fiscal years, we capitalized an insignificant amount of interest expense during fiscal 2011 and did not capitalize any interest expense during fiscal 2010.

8.  Closures and Impairments Expense, Including Goodwill

Closures and impairment expenses include the following (in thousands):

	2012	2011	2010
Property impairments	$13,633	$6,098	$3,181
Closed restaurant lease reserves	3,841	(333)	756
Other closing expense	1,869	437	859
Loss/(gain) on sale of surplus properties	(678)	47	(1,020)
	$18,665	$6,249	$3,776

Included in the amounts shown above for fiscal 2012 are property impairments of $9.7 million resulting from management’s decision during the third quarter of fiscal 2012 to close 25 to 27 restaurants, 23 of which were closed in our fourth quarter and one since.

A rollforward of our future lease obligations associated with closed properties is as follows (in thousands):

	2012	2011
Beginning of year	$2,660	$4,969
Closing expense including rent and other lease charges	3,841	(333)
Transfer of deferred escalating minimum rent balance	2,055	–
Lease obligations assumed with franchise acquisitions	–	396
Payments	(1,605)	(2,372)
Other adjustments	(138)	–
End of year	$6,813	$2,660

For fiscal 2013 and beyond, our focus will be on obtaining settlements on as many of these leases as is possible and these settlements could be higher or lower than the amounts recorded.  The actual amount of any cash payments made by the Company for lease contract termination costs will be dependent upon ongoing negotiations with the landlords of the leased restaurant properties.

Goodwill represents the excess of costs over the fair market value of assets of businesses acquired.  We had recorded goodwill from the acquisition of certain franchise partnerships during fiscal 2011 and the acquisition of Lime Fresh during fiscal 2012.  In early August 2011, the closing price of our common stock fell below our net book value per share and, with few exceptions, has remained there since.  We perform tests for impairment annually, or more frequently when events or circumstances indicate it might be impaired.

Impairment tests for goodwill require a two-step process.  Under the first step, the estimation of fair value of the reporting unit is compared with its carrying value including goodwill.  If the first step indicates a potential impairment, the second step is performed to measure the amount of impairment, if any.  Goodwill impairment exists when the implied fair value of goodwill is less than its carrying value.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation.

Our normal timing for the annual testing of goodwill is as of the end of our third fiscal quarter.  Given our lowered stock price and the continuation of negative same-restaurant sales in the fourth quarter of fiscal 2012, we tested our goodwill again during the fourth quarter and determined that certain of our goodwill was impaired.  As a result, we recorded a charge of $16.9 million ($12.0 million, net of tax) during the fourth quarter of fiscal 2012, representing the full value of our Ruby Tuesday concept goodwill.

9.  Employee Post-Employment Benefits

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

Minimum funding for the Retirement Plan is determined in accordance with the guidelines set forth in employee benefit and tax laws.  From time to time we may contribute additional amounts as we deem appropriate.  We estimate that we will be required to make a contribution of $0.8 million to the Retirement Plan in fiscal 2013.

The Retirement Plan’s assets are held in trust and were allocated as follows on June 5, 2012 and May 31, 2011, the measurement dates:

	Target Allocation	2012 Allocation	2011 Allocation
Equity securities	60-80%	67%	71%
Fixed income securities	20-40%	31%	28%
Cash and cash equivalents	0%	2%	1%

Total	100%	100%	100%

Retirement Plan fiduciaries set investment policies and strategies for the Retirement Plan’s trust.  The primary investment objectives are to maximize total return within a prudent level of risk, focus on a 3-5 year time horizon, fully diversify investment holdings, and meet the long-term return target selected as an actuarial assumption (currently 8.0%).  The Retirement Plan’s fiduciaries oversee the investment allocation process, which includes selecting investment managers, commissioning periodic asset-liability studies, setting long-term strategic targets, and monitoring asset allocations.  Target allocation ranges are guidelines, not limitations, and occasionally the Retirement Plan’s fiduciaries will approve allocations above or below a target range.

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

The fair values of assets held by the Retirement Plan by asset category are as follows (in thousands):

	Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$136	$–	$136	$–
Equity securities
U.S.-based companies	3,525	3,525	–	–
International-based companies	346	346	–	–
Fixed income securities	1,751	1,751
Total	$5,758	$5,622	$136	$–

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

Because Samuel E. Beall, III, our Chief Executive Officer (“CEO”), has stated his intention to step down from management and the Board of Directors once the Company names a successor and, because he is entitled to receive his entire pension payment in a lump-sum six months following his retirement (and was retirement-eligible in the prior year), we have classified an amount representing that pension payment ($8.1 million) into Accrued liabilities – Payroll and related costs in our June 5, 2012 and May 31, 2011 Consolidated Balance Sheets.

Although considered to be unfunded, we own whole-life insurance contracts in order to provide a source of funding for benefits due under the terms of the Executive Supplemental Pension Plan and the Management Retirement Plan.  Benefits payable under these two plans are paid from a rabbi trust which holds the insurance contracts.  We will on occasion contribute additional amounts into the rabbi trust in the event of a liquidity shortfall.  We currently project that benefit payments from the rabbi trust for these two plans will approximate $10.5 million in fiscal 2013, which includes the previously-mentioned $8.1 million lump-sum payment which will become payable six months after the retirement of our CEO.

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

The following tables detail the components of net periodic benefit cost and the amounts recognized in our Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the "Pension Plans") and the Postretirement Medical and Life Benefits plans (in thousands):

	Pension Benefits
	2012	2011	2010

Service cost	$545	$517	$450
Interest cost	2,346	2,290	2,490
Expected return on plan assets	(514)	(392)	(422)
Amortization of prior service cost (a)	262	327	327
Recognized actuarial loss	1,738	1,593	1,385
Net periodic benefit cost	$4,377	$4,335	$4,230

	Postretirement Medical and Life Benefits
	2012	2011	2010

Service cost	$10	$9	$10
Interest cost	71	75	85
Amortization of prior service cost (a)	(55)	(60)	(64)
Recognized actuarial loss	136	112	102
Net periodic benefit cost	$162	$136	$133
(a) Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

The following table details changes in the amounts recognized in accumulated other comprehensive (loss)/income in our 2012 and 2011 Consolidated Financial Statements for the Pension Plans and the Postretirement Medical and Life Benefits plans (in thousands):

	Pension Benefits		Postretirement Medical and Life Benefits
	2012	2011	2012	2011
Prior service cost	$0	$0	$0	$0
Net actuarial loss	3,767	1,502	313	264
Amortization of prior service cost	(262)	(327)	55	60
Amortization of actuarial gain	(1,738)	(1,593)	(136)	(112)
Total recognized in accumulated
other comprehensive income	$1,767	$(418)	$232	$212

Total recognized in net periodic
benefit cost and accumulated
other comprehensive income	$6,144	$3,917	$394	$348

The change in benefit obligation and plan assets and reconciliation of funded status is as follows (in thousands):
	Pension Benefits		Postretirement Medical and Life Benefits
	2012	2011	2012	2011
Change in benefit obligation:
Beginning projected benefit obligation	$45,636	$42,602	$1,406	$1,423
Service cost	545	517	10	9
Interest cost	2,346	2,290	71	75
Plan participant contributions			102

Actuarial loss	2,783	2,577	313	264
Benefits paid	(2,718)	(2,350)	(288)	(365)
Benefit obligation at end of year	$48,592	$45,636	$1,614	$1,406

Change in plan assets:
Beginning fair value of plan assets	$6,677	$5,929	$0	$0
Actual return on plan assets	(470)	1,467
Employer contributions	2,269	1,438	186	365
Plan participant contributions			102
Benefits paid	(2,718)	(2,350)	(288)	(365)
Other		193
Fair value of plan assets at
end of year	$5,758	$6,677	$0	$0

Funded status at end of year	$(42,834)*	$(38,959)*	$(1,614)	$(1,406)

Amounts recognized in the Consolidated Balance Sheets:
Accrued liabilities – payroll and related
costs	$(10,481)	$(9,844)	$(136)	$(123)
Other deferred liabilities	(32,353)	(29,115)	(1,478)	(1,283)
Net amount recognized at year-end	$(42,834)	$(38,959)	$(1,614)	$(1,406)

Amounts recognized in accumulated other comprehensive (loss)/income:
Prior service (cost) credit	$(108)	$(370)	$102	$157
Net actuarial loss	(22,070)	(20,042)	(1,564)	(1,387)
Total amount recognized	$(22,178)	$(20,412)	$(1,462)	$(1,230)

*
The funded status reflected above includes the liabilities attributable to all of the Pension Plans but only the assets of the Retirement Plan as the other plans are not considered funded for ERISA purposes. To provide a source for the payment of benefits under the Executive Supplemental Pension Plan and the Management Retirement Plan, we own whole-life insurance contracts on some of the participants. The cash value of these policies was $27.3 million and $27.2 million at June 5, 2012 and May 31, 2011, respectively.  In addition, we held in trust $0.5 million and $0.9 million of cash and cash equivalents as of June 5, 2012 and May 31, 2011, respectively, relating to these policies.  We maintain a rabbi trust to hold the policies and death benefits as they are received.

The estimated prior service cost for the Pension Plans and the Postretirement Medical and Life Benefits plans that will be amortized from accumulated other comprehensive income into net periodic pension cost in fiscal 2013 is $0.1 million and $(0.1) million, respectively.  The estimated net loss for the Pension Plans and the Postretirement Medical and Life Benefits plans that will be amortized from accumulated other comprehensive income into net periodic pension cost in fiscal 2013 is $2.3 million and $0.2 million, respectively.

Additional measurement date information for the pension plans which have benefit obligations in excess of plan assets (in thousands):

	Pension Benefits		Postretirement Medical and Life Benefits
	June 5, 2012	May 31, 2011	June 5, 2012	May 31, 2011
Projected benefit obligation	$48,592	$45,636	$1,614	$1,406
Accumulated benefit
obligation	47,435	44,064	1,614	1,406
Fair value of plan assets	5,758	6,677	0	0

The weighted-average assumptions used to determine the net periodic benefit cost for fiscal years are set forth below:

	Pension Benefits
	2012	2011	2010
Discount rate	5.3%	5.5%	6.5%
Expected return on plan assets	8.0%	7.0%	8.0%
Rate of compensation increase	2.0%	2.0%	3.1%

	Postretirement Medical and Life Benefits
	2012	2011	2010
Discount rate	5.3%	5.5%	6.5%
Rate of compensation increase	2.0%	2.0%	3.0%

Our estimated long-term rate of return on plan assets represents the weighted-average of expected future returns on the asset categories included in our target investment allocation based primarily on the historical returns for each asset category, adjusted for an assessment of current market conditions.

The weighted average assumptions used to determine benefit obligations at the measurement dates are set forth below:

	Pension Benefits
	2012	2011
Discount rate	4.5%	5.3%
Rate of compensation increase	2.0%	2.0%
	Postretirement Medical and Life Benefits
	2012	2011
Discount rate	3.9%	5.3%
Rate of compensation increase	2.0%	2.0%

We currently are assuming a gross medical trend rate of 8.0% for fiscal 2013.  We expect this rate to decrease approximately 0.5% per year from fiscal 2013 to fiscal 2016 and approximately 0.25% each fiscal year thereafter for an ultimate trend rate of 5.0% in fiscal 2022.  A change in this rate of 1.0% would have no significant effect on either our net periodic postretirement benefit expense or our accrued postretirement benefits liability.

The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are set forth below (in thousands):

	Pension Benefits	Postretirement Medical and Life Benefits
2013	$11,333 (1)	$135
2014	3,114	134
2015	2,351	130
2016	4,733	138
2017	4,074	135
2018-2022	14,712	664

(1) Estimated benefit payments for 2013 include an $8.1 million lump-sum payment to our CEO, who, as previously discussed, has announced his intention to step down once his successor is named.

Expected benefits are estimated based on the same assumptions used to measure our benefit obligation on our measurement date of June 5, 2012 and, where applicable, include benefits attributable to estimated further employee service.

Defined Contribution Plans
We sponsor two defined contribution plans for active employees, as summarized below.

Salary Deferral Plan
RTI offers certain employees a 401(k) plan called the Ruby Tuesday, Inc. Salary Deferral Plan (“401(k) Plan”). We

make matching contributions to the 401(k) Plan based on each eligible employee's pre-tax contribution and years of service. Effective January 1, 2009, we match in cash each fiscal quarter a specified percentage of the participating employee's first 6% of pre-tax contribution based on achievement of a same-restaurant sales performance factor.  Company matches do not vest until the employees have worked three years for us.  Fiscal 2011 401(k) Plan expenses were $0.3 million.  Given that the Company did not achieve the 2012 or 2010 same-restaurant sales performance factor in order for there to be an employer match, we had no expense related to the 401(k) Plan for either fiscal 2012 or 2010.

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

Like the Predecessor Plan, the Deferred Compensation Plan is an unfunded, non-qualified deferred compensation plan for eligible employees.  The provisions of the Deferred Compensation Plan are similar to those of the 401(k) Plan.  Fiscal 2011 expenses under the Deferred Compensation Plan were insignificant.  We had no expenses under the Deferred Compensation Plan for fiscal 2012 or 2010.  Assets earmarked to pay benefits under the Deferred Compensation Plan are held by a rabbi trust.  Assets and liabilities of a rabbi trust must be accounted for as if they are Company assets or liabilities, therefore, all earnings and expenses are recorded in our consolidated financial statements.  The Deferred Compensation Plan’s assets and liabilities approximated $9.0 million and $10.4 million in fiscal 2012 and 2011, respectively.  Of these amounts, $0.6 million was included in Prepaid and other expenses and Accrued liabilities – Payroll and related costs for both fiscal 2012 and 2011, and $7.4 million and $8.2 million was included in Other assets, net and Other deferred liabilities in the fiscal 2012 and 2011 Consolidated Balance Sheets, respectively.  The investment in RTI common stock and the related liability payable in RTI common stock, which totaled $1.0 million and $1.6 million as of June 5, 2012 and May 31, 2011, respectively, is reflected in Shareholders’ Equity in the Consolidated Balance Sheets.

Executive Retirements
During the fourth quarter of fiscal 2012, our then Chief Financial Officer and Chief Technology Officer separated employment with the Company.  As of June 5, 2012, we recorded severance expense of $1.7 million in connection with separation agreements with these executives, which represents obligations pursuant to the Ruby Tuesday, Inc. Severance Pay Plan of two times base salary for both executives.  In addition, we recorded additional share-based compensation of $0.4 million for these executives due to the accelerated vesting or modification of certain share-based awards in connection with their separation from the Company.

On June 6, 2012, we announced that Samuel E. Beall, III, our founder, President, Chief Executive Officer, and Chairman of the Board of Directors, decided to step down from management and the Board of Directors.  Mr. Beall intends to step down once the Company names his successor.  In connection with a transition agreement between the Company and Mr. Beall, the material terms of which were finalized as of June 5, 2012, we accrued $2.2 million of severance during the fourth quarter of fiscal 2012.  Mr. Beall’s severance payment will be payable 60 days after his departure from the Company.

As previously mentioned, Mr. Beall will receive a lump sum payment of $8.1 million, representing the full amount due to him under the Executive Supplemental Pension Plan, six-months following his retirement.  Should Mr. Beall retire prior to November 30, 2012, as is currently agreed, this payment will be required in fiscal 2013.  Due to the significance of this payment to the Executive Supplemental Pension Plan as a whole, the payment will constitute a partial plan settlement which will require a special valuation.  In addition to the expense we routinely record for the Executive Supplemental Pension Plan, a charge estimated to approximate $2.8 million will then be recorded, representing the recognition of a pro rata portion (calculated as the percentage reduction in the projected benefit obligation due to the lump-sum payment) of the then unrecognized loss recorded within accumulated other comprehensive loss.

10.  Income Taxes

Income tax (benefit)/expense includes the following components (in thousands):

	2012	2011	2010
Current:
Federal	$2,199	$5,378	$(6,387)
State	3,103	1,720	(822)
Foreign	155	132	107
	5,457	7,230	(7,102)
Deferred:
Federal	(18,634)	(2,218)	16,900
State	(1,573)	732	2,616
	(20,207)	(1,486)	19,516
	$(14,750)	$5,744	$12,414

Deferred tax assets and liabilities are comprised of the following (in thousands):

	2012	2011
Deferred tax assets:
Employee benefits	$27,510	$26,857
General business credits carryforward	21,675	10,957
Escalating minimum rents	18,438	18,151
State net operating losses	7,672	6,822
Goodwill	7,012	1,664
Insurance reserves	6,500	5,886
Closed restaurant lease reserves	2,704	794
Gift certificate income	1,915	1,684
Deferred gain on sale-leaseback transactions	1,685	–
Other	7,180	7,361
Gross deferred tax assets	102,291	80,176
Deferred tax asset valuation allowances	(2,392)	(1,501)
Net deferred tax assets	$99,899	$78,675

Deferred tax liabilities:
Depreciation	(99,901)	(94,005)
Smallwares	(2,882)	(2,698)
Prepaid deductions	(2,472)	(2,323)
Partnership investments	(380)	(3,328)
Other	(4,697)	(4,815)
Total deferred tax liabilities	(110,332)	(107,169)
Net deferred tax liability	$(10,433)	$(28,494)

Reported in Consolidated Balance Sheets as:
Deferred income taxes – current asset	$27,134	$14,429
Deferred income taxes – noncurrent liability	(37,567)	(42,923)
	$(10,433)	$(28,494)

We record deferred tax assets for various items.  Included in income tax expense for the years ended June 5, 2012 and May 31, 2011 was $0.9 million and $1.5 million, respectively, representing the change in our valuation allowance for state net operating losses that, in the judgment of management, are not more likely than not to be realized.  This determination factored in the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income, and tax-planning strategies.  Primarily as a result of state tax planning, the Company has a three-year cumulative pre-tax loss in certain states which was given significant weight in our assessment.

At June 5, 2012, we had state net operating loss carryforwards of approximately $157.7 million which expire at varying times between fiscal 2013 and 2032.  During fiscal 2009, RTI generated a federal net operating loss of $55.9 million, a substantial portion of which related to a tax accounting method change as permitted by the Internal Revenue Service relating to the expensing of certain repairs.  As a result of the carryback of the loss to fiscal 2007, during fiscal 2010 we collected federal and state income tax refunds totaling $21.5 million.

A reconciliation from the statutory federal income tax (benefit)/expense to the reported income tax (benefit)/expense is as follows (in thousands):

	2012	2011	2010

Statutory federal income taxes	$(5,228)	$18,418	$20,215
State income taxes, net of federal income tax benefit	(1,956)	228	955
FICA tip credit	(8,285)	(8,264)	(7,735)
Work opportunity tax credit	(2,189)	(2,624)	(1,352)
Other federal tax credits	(384)	(197)	(179)
Goodwill impairment	1,750	–	–
Other, net	1,542	(1,817)	510
	$(14,750)	$5,744	$12,414

We had a liability for unrecognized tax benefits of $6.4 million at June 5, 2012, $4.2 million of which, if recognized, would impact our effective tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2012 and 2011 follows (in thousands):

	2012	2011
Beginning of year	$5,171	$3,415
Additions for tax positions related to the current year	901	624
Additions for tax positions of prior years	2,079	1,668
Reductions for tax positions of prior years	(764)	(60)
Reductions for settlements with taxing authorities	(110)	–
Reductions due to statute settlements	(853)	(476)
End of year	$6,424	$5,171

The liability for unrecognized tax benefits as of June 5, 2012 includes $1.8 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations and negotiations with tax authorities.

As discussed in Note 1 to the Consolidated Financial Statements, our policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes.  Interest is computed on the difference between our uncertain tax benefit positions and the amount deducted or expected to be deducted in our tax returns.  At June 5, 2012, we had $1.0 million of accrued interest and penalties related to unrecognized tax benefits.

During 2012, accrued interest and penalties decreased by $0.6 million, of which $0.5 million affected the 2012 effective tax rate.  If we were to prevail on all uncertain tax positions, the reversal of this accrual would also be a benefit to our effective tax rate.  At June 5, 2012, total liabilities of $7.4 million, including the above-mentioned $1.0 million for the payment of accrued interest and penalties, are included in Accrued liabilities – Rent and other and Other deferred liabilities as reported on the Consolidated Balance Sheets.

At June 5, 2012, we are no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2008 with the exception of our fiscal years 2004 and 2005 as a result of fiscal 2009 NOL carryback, and with few exceptions, state and local examinations by tax authorities prior to fiscal year 2008.

11. Capital Stock and Share-Based Employee Compensation

Preferred Stock - RTI is authorized, under its Certificate of Incorporation, to issue up to 250,000 shares of preferred stock with a par value of $0.01. These shares may be issued from time to time in one or more series. Each series will have dividend rates, rights of conversion and redemption, liquidation prices, and other terms or conditions as determined by the Board of Directors. No preferred shares have been issued as of June 5, 2012 and May 31, 2011.

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

All options and restricted shares awarded under the Directors’ Plan have been at the fair market value at the time of grant.  A committee, appointed by the Board of Directors, administers the Directors’ Plan.  At June 5, 2012, we had reserved 111,000 shares of common stock under the Directors’ Plan, 47,000 of which were subject to options outstanding, for a net of 64,000 shares of common stock currently available for issuance under the Directors’ Plan.

The Ruby Tuesday, Inc. 2003 Stock Incentive Plan and the Ruby Tuesday, Inc. 1996 Stock Incentive Plan - A committee, appointed by the Board of Directors, administers the Ruby Tuesday, Inc. 2003 Stock Incentive Plan (the “2003 SIP”) and the Ruby Tuesday, Inc. 1996 Stock Incentive Plan (the “1996 SIP”), and has full authority in its discretion to determine the key employees and officers to whom share-based incentives are granted and the terms and provisions of share-based incentives.  Option grants under the 2003 SIP and 1996 SIP can have varying vesting provisions and exercise periods as determined by such committee.  Options granted under the 2003 SIP and 1996 SIP vest in periods ranging from immediate to fiscal 2014, with the majority vesting within three years following the date of grant, and the majority expiring five or seven (but some up to 10) years after grant.  A majority of the currently unvested restricted shares granted in fiscal 2012 are performance-based.  All of the currently unvested restricted shares granted during fiscal 2011, and a majority of the currently unvested restricted shares granted in fiscal 2010, are service-based.  The 2003 SIP and 1996 SIP permit the committee to make awards of shares of common stock, awards of stock options or other derivative securities related to the value of the common stock, and certain cash awards to eligible persons. These discretionary awards may be made on an individual basis or for the benefit of a group of eligible persons. All options awarded under the 2003 SIP and 1996 SIP have been awarded with an exercise price equal to the fair market value at the time of grant.

At June 5, 2012, we had reserved a total of 4,869,000 and 998,000 shares of common stock for the 2003 SIP and 1996 SIP, respectively.  Of the reserve shares at June 5, 2012, 1,713,000 and 956,000 were subject to options outstanding for the 2003 SIP and 1996 SIP, respectively.  Stock option exercises are settled with the issuance of new shares.  Net shares of common stock available for issuance at June 5, 2012 under the 2003 SIP and 1996 SIP were 3,156,000 and 42,000, respectively.

Stock Options
The following table summarizes the activity in options under these stock option plans (Options and Aggregate Intrinsic Value are in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at June 2, 2009	4,802	$23.06
Granted	622	6.58
Exercised	–	–
Forfeited	(1,378)	25.46

Balance at June 1, 2010	4,046	$19.70
Granted	927	9.39
Exercised	(249)	7.64
Forfeited	(1,485)	29.70

Balance at May 31, 2011	3,239	$13.10
Granted	253	7.87
Exercised	(61)	5.82
Forfeited	(715)	28.24
Balance at June 5, 2012	2,716	$8.79	3.48	$ 197

Exercisable	2,283	$8.79	3.09	$ 197

The aggregate intrinsic value represents the closing stock price as of June 5, 2012 less the strike price, multiplied by the number of options that have a strike price that is less than that closing stock price.  The total intrinsic value of options exercised during fiscal 2012 and 2011 was $0.1 million and $1.5 million, respectively.  There were no stock options exercised during fiscal 2010.

Included in the outstanding balance at June 5, 2012 in the table above are 2.1 million out-of-the-money options.  Of this amount, we expect that at least 202,000 of these options will expire out-of-the-money in the next fiscal year.

At June 5, 2012, there was approximately $0.2 million of unrecognized pre-tax compensation expense related to non-vested stock options.  This cost is expected to be recognized over a weighted-average period of 1.0 years.  The total fair value at grant date of awards vested during fiscal 2012, 2011, and 2010 totaled $5.5 million, $4.4 million, and $5.2 million, respectively.

During fiscal 2012, 2011, and 2010, we granted approximately 253,000, 927,000, and 622,000 stock options, respectively, to certain employees under the terms of the 2003 SIP and 1996 SIP.  The stock options awarded in those fiscal years vest in equal annual installments over a three-year period following grant of the award, and have a maximum life of seven years.  There are no performance-based vesting requirements associated with these stock options.  These stock options do provide for immediate vesting if the optionee retires during the option period.  For employees meeting this criterion at the time of grant, the accelerated vesting provision renders the requisite service condition non-substantive and we therefore fully expense the fair value of stock options awarded to retirement-eligible employees on the date of grant.  As a result, we recorded during the first quarters of fiscal 2012, 2011, and 2010 an expense of $1.2 million, $2.3 million, and $1.2 million, respectively, related to stock options awarded to our CEO.

The weighted average fair value at date of grant for options granted during fiscal 2012, 2011, and 2010 was $4.60, $5.42, and $3.69 per share, respectively.  With the exception of options awarded to our CEO, the grant date fair value of stock options is amortized over the respective vesting period of the grants.  Our CEO was the only person to receive an award of stock options during fiscal 2012.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2012	2011	2010

Risk-free interest rate	0.80%	1.52%	2.20%
Expected dividend yield	0%	0%	0%
Expected stock price volatility	0.7563	0.7336	0.6945
Expected life (in years)	4.50	4.50	4.50

Restricted Stock
The following table summarizes the status of our restricted stock activity (in thousands, except per-share data):

	2012		2011		2010
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Performance-Based Vesting:
Non-vested at beginning of year	299	$7.24	721	$7.13	1,195	$7.64
Granted	384	7.87	–	–	348	6.58
Vested	(260)	7.33	(421)	7.05	(186)	7.64
Forfeited	–	–	(1)	7.82	(636)	7.64
Non-vested at end of year	423	$7.75	299	$7.24	721	$7.13

Service-Based Vesting:
Non-vested at beginning of year	551	$8.22	427	$7.42	208	$8.97
Granted	495	8.30	235	10.21	299	7.01
Vested	(248)	7.89	(111)	9.39	(78)	9.99
Forfeited	(1)	9.39	–	–	(2)	7.63
Non-vested at end of year	797	$8.37	551	$8.22	427	$7.42

The fair values of restricted share awards were based on the fair market value of our common stock at the time of grant.  At June 5, 2012, unrecognized compensation expense related to restricted stock grants expected to vest totaled approximately $3.8 million and will be recognized over a weighted-average vesting period of approximately 2.8 years.

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

During the fourth quarter of fiscal 2012, we granted approximately 221,000 service-based restricted shares of our common stock to certain employees under the terms of the 2003 SIP.  The shares vest in three equal installments over periods ranging from the grant date through October 2015, 2016, and 2017.

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

During fiscal 2012, 2011, and 2010, we granted approximately 88,000, 61,000, and 97,000 restricted shares, respectively, to non-employee directors.  The shares awarded in fiscal 2012 vest over a one year period and the shares awarded in fiscal 2011 and 2010 vest in three equal installments over a three-year period following grant of the award.

12.  Commitments and Contingencies

Guarantees
During fiscal 2011, we had certain third-party guarantees, which primarily arose in connection with our franchising activities.  Generally, we are required to perform under these guarantees in the event that a third-party fails to make contractual payments or, in the case of franchise partnership debt guarantees, to achieve certain performance measures.

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

As discussed further in Note 3 to the Consolidated Financial Statements, we acquired 11 of our then 13 franchise partnerships during fiscal 2011.  The remaining two franchise partnerships, the Seattle and Utah franchisees, are discussed below.

On January 23, 2011, our Seattle franchise partnership closed its four restaurants.  At the time of the Seattle closures, we had guarantees in place for two of Seattle’s loans, a $3.5 million loan which had been fully guaranteed under the terms of the Franchise Facility Subcommitment and a $1.2 million loan relating to one of the two cancelled facilities, for which we provided a 30% guarantee.  On January 28, 2011, notice was received from the lenders of the Franchise Facility Subcommitment that a default had occurred and we thus paid our $3.5 million guarantee shortly thereafter.  The amount of payment required under the second guarantee was $0.2 million, which we have also paid.  During the fourth quarter of fiscal 2012, our Seattle franchise partnership was dissolved.

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

As of June 5, 2012, all amounts guaranteed under the Franchise Facility Subcommitment and the cancelled facilities have been settled.

Insurance Programs
We are currently self-insured for a portion of our current and prior years’ workers’ compensation, employment practices liability, general liability, and automobile liability losses (collectively, “casualty losses”) as well as property losses and certain other insurable risks. To mitigate the cost of our exposures for certain property and casualty losses, we make annual decisions to either retain the risks of loss up to a certain maximum per occurrence, aggregate loss limits negotiated with our insurance carriers, or fully insure those risks. We are also self-insured for healthcare claims for eligible participating employees subject to certain deductibles and limitations. We have accounted for our retained liabilities for casualty losses and healthcare claims, including reported and incurred but not reported claims, based on information provided by third-party actuaries.  At June 5, 2012, we were committed under letters of credit totaling $9.3 million issued primarily in connection with our workers’ compensation and casualty insurance programs.

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

On September 30, 2009, the U.S. Equal Employment Opportunity Commission (“EEOC”) Pittsburgh Area Office filed suit in the United States District Court for the Western District of Pennsylvania, alleging the Company was in violation of the Age Discrimination in Employment Act (“ADEA”) by failing to hire employees within the protected age group in five Pennsylvania restaurants and one Ohio restaurant.  On October 19, 2009, the EEOC filed a Notice of an ADEA Directed Investigation (“DI”), regarding potential age discrimination in violation of the ADEA in hiring and discharge for all positions at all restaurant facilities.  We have denied the allegations in the lawsuit and are vigorously defending against both the suit and the DI.  Discovery in both matters is underway.  Despite the pending suit and DI, we do not believe that this matter will have a material adverse effect on our operations, financial position, or cash flows.

On November 8, 2010, a personal injury case styled Dan Maddy v. Ruby Tuesday, Inc., which had been filed in the Circuit Court for Rutherford County, Tennessee, was resolved through mediation.  Included in the Maddy settlement was a payment made by our secondary insurance carrier of $2,750,000.  Despite making this voluntary payment, our secondary insurance carrier filed a claim against us based on our alleged failure to timely notify the carrier of the Maddy case in accordance with the terms of the policy.

We believe our secondary insurance carrier received timely notice in accordance with the policy and we are vigorously defending this matter.  Should we incur potential liability to our secondary carrier, we believe we have indemnification claims against two claims administrators.

We believe, and have obtained a consistent opinion from outside counsel, that we have valid coverage under our insurance policies for any amounts in excess of our self-insured retention.  We believe this provides a basis for not recording a liability for any contingency associated with the Maddy settlement.  We further believe we have the right to the indemnification referred to above.  Based on the information currently available, our June 5, 2012 and May 31, 2011 Consolidated Balance Sheets reflect no accrual relating to the Maddy case.  There can be no assurance, however, that we will be successful in our defense of our carrier’s claim against us.

Purchase Commitments
We have minimum purchase commitments with various vendors. Outstanding commitments as of June 5, 2012 were approximately $85.7 million.  These obligations consist of supplies, advertising, utility contracts, and various types of meat, beverages, and other food products, which are an integral part of our business operations.

13.  Fair Value Measurements

The following table presents the fair values of our financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall (in thousands):

	Level	June 5, 2012	May 31, 2011
Deferred compensation plan: other investments – Assets	1	$7,974	$8,792
Deferred compensation plan: other investments – Liabilities	1	(7,974)	(8,792)
Deferred compensation plan: RTI common stock – Equity	1	1,008	–
Deferred compensation plan: RTI common stock – Equity	1	(1,008)	–
Total		$–	$–

The Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (the “Deferred Compensation Plan”) and the Ruby Tuesday, Inc. Restated Deferred Compensation Plan (the “Predecessor Plan”) are unfunded, non-qualified deferred compensation plans for eligible employees.  Assets earmarked to pay benefits under the Deferred Compensation Plan and Predecessor Plan are held by a rabbi trust.  We report the accounts of the rabbi trust in our Consolidated Financial Statements.  The other investments held by these plans are considered trading securities and are reported at fair value based on third-party broker statements.  The realized and unrealized holding gains and losses related to these other investments, as well as the offsetting compensation expense, is recorded in Selling, general, and administrative expense, net in the Consolidated Financial Statements.

The investment in RTI common stock and related liability payable in RTI common stock are reflected in Shareholders’ Equity in the Consolidated Balance Sheets.  For fiscal 2011, these amounts were excluded from the fair value table above as these were considered treasury shares and reported at cost.  Beginning in fiscal 2012, as the result of the adoption of a new accounting standard, the investment in RTI common stock is reported at fair value based on third-party broker statements.  Accordingly, during fiscal 2012 we began recording the realized and unrealized holding gains and losses related to the investment in RTI common stock, as well as the offsetting compensation expense, in Selling, general, and administrative expense, net in the Consolidated Financial Statements.

The following table presents the fair values for those assets and liabilities measured on a non-recurring basis and remaining on our Consolidated Balance Sheets as of June 5, 2012 and May 31, 2011 and the losses recognized from all such measurements during fiscal 2012 and 2011 (in thousands):

	Fair Value Measurements
	June 5, 2012	Level 1	Level 2	Level 3	Losses
Long-lived assets held for sale *	$26,495	$–	$26,495	$–	$891
Long-lived assets held for use	385	–	385	–	12,742
Total	$26,880	$–	$26,880	$–	$13,633

	Fair Value Measurements
	May 31, 2011	Level 1	Level 2	Level 3	Losses
Long-lived assets held for sale *	$24,686	$–	$24,686	$–	$1,600
Long-lived assets held for use	747	–	747	–	4,498
Total	$25,433	$–	$25,433	$–	$6,098

* Included in the carrying value of long-lived assets held for sale as of June 5, 2012 and May 31, 2011 are $21.8 million and $23.3 million, respectively, of assets included in Construction in progress and other in the Consolidated Balance Sheets as we do not expect to sell these assets within the next 12 months.

Long-lived assets held for sale are valued using Level 2 inputs, primarily information obtained through broker listings and sales agreements.  Costs to market and/or sell the assets are factored into the estimates of fair value for those assets included in Assets held for sale on our Consolidated Balance Sheets.

We review our long-lived assets (primarily property, equipment, and, as appropriate, reacquired franchise rights) related to each restaurant to be held and used in the business, whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable.

Long-lived assets held for use presented in the table above include restaurants or groups of restaurants that were impaired as a result of our quarterly impairment review.  From time to time, the table will also include closed restaurants or surplus sites not meeting held for sale criteria that have been offered for sale at a price less than their carrying value.

The Level 2 fair values of our long-lived assets held for use are based on broker estimates of the value of the land, building, leasehold improvements, and other residual assets.

Our financial instruments at June 5, 2012 and May 31, 2011 consisted of cash and short-term investments, accounts receivable and payable, long-term debt, letters of credit, and, as previously discussed, for fiscal 2011, deferred compensation plan investments.  The fair values of cash and short-term investments and accounts receivable and payable approximated carrying value because of the short-term nature of these instruments.  The carrying amounts and fair values of our other financial instruments not measured on a recurring basis using fair value, however subject to fair value disclosures are as follows (in thousands):

	June 5, 2012		May 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Deferred Compensation Plan
investment in RTI common stock*			$ 1,556	$ 1,653
Long-term debt and capital leases	$ 326,663	$ 312,225	344,274	348,272
Letters of credit	–	222	–	178
*Fiscal 2012 amounts are not presented for the investment in RTI common stock in the Deferred Compensation Plan as this investment is now measured at fair value on a recurring basis and is reflected in the table above.

We estimated the fair value of notes receivable, debt, franchise partnership guarantees, and letters of credit using market quotes and present value calculations based on market rates.

14.  Supplemental Quarterly Financial Data (Unaudited)

Quarterly financial results for the years ended June 5, 2012 and May 31, 2011, are summarized below.

(In thousands, except per-share data)
	For the Year Ended June 5, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$330,345	$307,453	$324,827	$363,211	$1,325,836
Gross profit*	$51,128	$42,685	$56,563	$69,721	$220,097
(Loss)/income before income taxes	$3,657	$(1,747)	$1,232	$(18,080)	$(14,938)
(Benefit)/provision for income taxes	564	254	(3,304)	(12,264)	(14,750)
Net (loss)/income	$3,093	$(2,001)	$4,536	$(5,816)	$(188)

(Loss)/earnings per share:
Basic	$0.05	$(0.03)	$0.07	$(0.09)	$(0.00)
Diluted	$0.05	$(0.03)	$0.07	$(0.09)	$(0.00)

	For the Year Ended May 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$302,686	$290,451	$319,063	$352,962	$1,265,162
Gross profit*	$57,741	$45,001	$54,367	$63,538	$220,647
Income before income taxes	$16,077	$5,268	$15,545	$15,732	$52,622
Provision/(benefit) for income taxes	3,680	703	(455)	1,816	5,744
Net income	$12,397	$4,565	$16,000	$13,916	$46,878

Earnings per share:
Basic	$0.19	$0.07	$0.25	$0.22	$0.73
Diluted	$0.19	$0.07	$0.25	$0.21	$0.72

*  We define gross profit as revenue less cost of merchandise, payroll and related costs, and other restaurant operating costs.

15.  Subsequent Events

Sale-leaseback transactions
Subsequent to June 5, 2012, we completed sale-leaseback transactions of the land and building for nine Company-owned Ruby Tuesday concept restaurants for gross cash proceeds of $20.2 million, exclusive of transaction costs of approximately $1.0 million.  Equipment was not included.  The carrying value of the properties sold was $14.2 million.  The leases have been classified as operating leases and have an initial term of 15 years, with renewal options of up to 20 years.  We realized gains on these transactions totaling $5.0 million, which have been deferred and are being recognized on a straight-line basis over the initial terms of the leases.

RT Midwest bankruptcy
On June 20, 2012, RT Midwest Holdings, LLC, RT Chicago Franchise, LLC, RT Midwest Real Estate, LLC, and RT Northern Illinois Franchise, LLC (collectively “RT Midwest”), filed for Chapter 11 protection in the United States Bankruptcy Court for the District of Minnesota.  RT Midwest is a traditional franchisee which operated 13 restaurants and had indebtedness of $2.3 million owed to RTI at the time of the Chapter 11 filing.  As discussed in Note 4 to the Consolidated Financial Statements, during the fourth quarter of fiscal 2012, we wrote off the $2.3 million in franchise fee receivables due from RT Midwest and the associated unearned franchise fees in anticipation of the Chapter 11 filing.

Related party agreement
On June 7, 2012, we entered into two marketing agreements with 50 Eggs.  As previously discussed in Note 4 to the Consolidated Financial Statements, the CEO of 50 Eggs, John Kunkel, previously was CEO of LMFG International, LLC, and is a current Lime Fresh franchisee.  Under the terms of the first agreement, 50 Eggs will provide marketing services for our Lime Fresh concept for a monthly fee of $52,500.  Under the terms of the second agreement, 50 Eggs will provide marketing services for our Marlin & Ray’s concept for a monthly fee of $26,250.  Both agreements expire on June 6, 2013.

Share-based compensation award
On July 24, 2012, the Executive Compensation and Human Resources Committee of the Board of Directors approved the grant of approximately 210,000 service-based restricted shares of common stock and 239,000 performance-based restricted shares of common stock under the terms of the 2003 SIP and 1996 SIP.  The service-based restricted shares will cliff vest 2.5 years following the grant date.  Vesting of the performance-based restricted shares is contingent upon the Company’s achievement of certain performance conditions related to fiscal 2013 performance, which will be measured in the first quarter of fiscal 2014.  In addition to satisfaction of the performance conditions for the performance-based restricted shares, recipients must satisfy the same service condition as described above for the service-based restricted shares.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Ruby Tuesday, Inc.:

We have audited the accompanying consolidated balance sheets of Ruby Tuesday, Inc. and subsidiaries (the Company) as of June 5, 2012 and May 31, 2011, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 5, 2012. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ruby Tuesday, Inc. and subsidiaries as of June 5, 2012 and May 31, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended June 5, 2012, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 5, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 6, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Louisville, Kentucky
August 6, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Ruby Tuesday, Inc.:

We have audited Ruby Tuesday, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of June 5, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 5, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ruby Tuesday, Inc. and subsidiaries as of June 5, 2012 and May 31, 2011, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 5, 2012, and our report dated August 6, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Louisville, KY
August 6, 2012

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report.  In this assessment, the Company applied criteria based on the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company's assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of June 5, 2012.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of June 5, 2012 as stated in their report filed within Item 8 – Financial Statements and Supplementary Data.

Changes in Internal Controls

During the fiscal quarter ended June 5, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III

We expect to file a definitive proxy statement (the “2012 Proxy Statement”) relating to our 2012 Annual Meeting of shareholders (the “Annual Meeting”) with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year.  Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K.  Only those sections of the 2012 Proxy Statement that specifically address disclosure requirements of Items 10-14 below are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 regarding the directors of the Company is incorporated herein by reference to the information set forth in the table entitled “Director and Director Nominee Information” under “Election of Directors” in the 2012 Proxy Statement.

Information regarding executive officers of the Company has been included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers.”

Information regarding corporate governance of the Company and other information required by this item is incorporated herein by reference to the information set forth under the captions, “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Committees of the Board of Directors” in the 2012 Proxy Statement.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions “Compensation Discussion and Analysis,” “Chief Executive Officer Compensation,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal Year 2012,” “Outstanding Equity Awards at Fiscal Year-End for 2012,” “Option Exercises and Stock Vested in Fiscal Year 2012,” “Nonqualified Deferred Compensation,” “Pension Benefits for Fiscal Year 2012,” “Potential Payments Upon Termination or Change in Control,” “Directors’ Fees and Attendance,” “2012 Director Compensation,” and “Committees of the Board of Directors” in the 2012 Proxy Statement relating to the Annual Meeting.

Item 12. Security Ownership of Certain Beneficial Owners
and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the information set forth in the tables captioned “Beneficial Ownership of Common Stock” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2012 Proxy Statement relating to the Annual Meeting.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the information set forth under the captions “Related Party Transactions” and “Directors’ Independence” in the 2012 Proxy Statement relating to the Annual Meeting.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the information set forth under the caption “Accountants’ Fees and Expenses” in the 2012 Proxy Statement relating to the Annual Meeting.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this report:

    1.        Financial Statements:

    The financial statements of the Company and its subsidiaries are listed in the accompanying “Index to
Consolidated Financial Statements” on page 44.

    2.        Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts for the Years Ended June 5, 2012, May 31, 2011, and June 1, 2010 (in thousands):

		Charged/	Charged/
	Balance at	(Credited)	(Credited)
	Beginning	to Costs	to other		Balance at
Description	of Period	and Expenses	Accounts	Write-offs	End of Period
			(a)	(b)
Allowance for Doubtful Notes

Fiscal Year Ended June 5, 2012	$ 41	$ 19		$ (19)	$ 41

Fiscal Year Ended May 31, 2011	5,077	570	$ (4,811)	(795)	41

Fiscal Year Ended June 1, 2010	6,052	1,730		(2,705)	5,077

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

(b)	In fiscal 2012 and 2011, the Company forgave various debts owed by its Seattle and Utah franchises.

In fiscal 2010, the Company forgave various debts owed by its Utah, Minneapolis, and Seattle franchises.

    3.        Exhibits:

The exhibits filed with or incorporated by reference in this report are listed on the Exhibit Index beginning on page 88.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.

Date:  August 6, 2012                                                                                     By: /s/ Samuel E. Beall, III
    Samuel E. Beall, III
    Chairman of the Board, President
    and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date
/s/ Samuel E. Beall, III Samuel E. Beall, III	Chairman of the Board, President and Chief Executive Officer	Date: August 6, 2012

/s/ Michael O. Moore Michael O. Moore	Executive Vice President, Chief Financial Officer, and Principal Accounting Officer	Date: August 6, 2012

/s/ Claire L. Arnold Claire L. Arnold	Director	Date: August 6, 2012

/s/ Steven R. Becker Steven R. Becker	Director	Date: August 6, 2012

/s/ Kevin T. Clayton Kevin T. Clayton	Director	Date: August 6, 2012

/s/ Matthew A. Drapkin Matthew A. Drapkin	Director	Date: August 6, 2012

/s/ Bernard Lanigan Jr. Bernard Lanigan Jr.	Director	Date: August 6, 2012

/s/ Dr. Donald Ratajczak Dr. Donald Ratajczak	Director	Date: August 6, 2012

/s/ Stephen I. Sadove Stephen I. Sadove	Director	Date: August 6, 2012

RUBY TUESDAY, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

*	Management contract or compensatory plan or arrangement.
+	Filed herewith.

3.1	Articles of Incorporation, as amended, of Ruby Tuesday, Inc. (incorporated by reference from Exhibit 3.1 to Form 8-B filed on March 15, 1996 (File No. 1-12454)).

3.2	Bylaws, as amended and restated, of Ruby Tuesday, Inc. (incorporated by reference from Exhibit 3.1 to Form 8-K filed on October 8, 2009 (File No. 1-12454)).

4.1	Specimen Common Stock Certificate. (incorporated by reference from Exhibit 4.1 to Form 8-B filed on March 15, 1996 (File No. 1-12454)).

10.1
Ruby Tuesday, Inc. Executive Supplemental Pension Plan, amended and restated as of January 1, 2007. (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 5, 2007 (File No. 1-12454)).*

10.2
First Amendment, dated as of April 2, 2008, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan (Amended and Restated as of January 1, 2007) (incorporated by reference from Exhibit 10.6 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 4, 2008 (File No. 1-12454)).*

10.3
Second Amendment, dated as of December 31, 2008, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan (Amended and Restated as of January 1, 2007) (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 2, 2008 (File No. 1-12454)).*

10.4
Third Amendment, dated as of January 6, 2010, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan (Amended and Restated as of January 1, 2007) (incorporated by reference from Exhibit 10.3 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 1, 2009 (File No. 1-12454)).*

10.5
Ruby Tuesday, Inc. Stock Incentive and Deferred Compensation Plan for Directors (Amended and Restated as of October 8, 2008) (incorporated by reference from Exhibit 10.5 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (File No. 1-12454)).*

10.6
First Amendment, dated as of July 21, 2011, to the Ruby Tuesday, Inc. Stock Incentive and Deferred Compensation Plan for Directors (Amended and Restated as of October 8, 2008) (incorporated by reference from Exhibit 10.6 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (File No. 1-12454)).*

10.7
Second Amendment, dated as of January 5, 2012, to the Ruby Tuesday, Inc. Stock Incentive and Deferred Compensation Plan for Directors (Amended and Restated as of October 8, 2008) (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended November 29, 2011 (File No. 1-12454)).*

10.8	Form of Restricted Stock Award (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended November 29, 2011 (File No. 1-12454)).*

10.9	Ruby Tuesday, Inc. 2003 Stock Incentive Plan (formerly the 1996 Non-Executive Stock Incentive Plan (formerly the Morrison Restaurants Inc. 1993 Non-Executive Stock Incentive Plan)) (incorporated by reference from Exhibit 10(h) to the Morrison Restaurants Inc. Annual Report on Form 10-K for the fiscal year ended June 5, 1993 (File No. 0-1750) and by reference from Exhibit 10.10 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 1, 2004 (File No. 1-12454)).*

10.10
First Amendment, dated as of July 6, 2005, to the 2003 Stock Incentive Plan (incorporated by reference from Exhibit 10.14 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 6, 2006 (File No. 1-12454)).*

10.11
Second Amendment, dated as of July 11, 2006, to the 2003 Stock Incentive Plan (incorporated by reference from Exhibit 10.3 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 5, 2006 (File No. 1-12454)).*

10.12
Third Amendment, dated as of July 20, 2011, to the 2003 Stock Incentive Plan (incorporated by reference from Exhibit 10.3 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended November 29, 2011 (File No. 1-12454)).*

10.13
Fourth Amendment, dated as of January 5, 2012, to the 2003 Stock Incentive Plan (incorporated by reference from Exhibit 10.4 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended November 29, 2011 (File No. 1-12454)).*

10.14	Non-Qualified Stock Option Award (Beall) (incorporated by reference from Exhibit 10.3 to Form 8-K filed on April 17, 2007 (File No. 1-12454)).*

10.15	First Amendment to the Ruby Tuesday, Inc. Non-Qualified Stock Option Award (incorporated by reference from Exhibit 10.4 to Form 8-K filed on April 17, 2007 (File No. 1-12454)).*

10.16	Form of Non-Qualified Stock Option Award (incorporated by reference from Exhibit 10.1 to Form 8-K filed on July 27, 2010 (File No. 1-12454)).*

10.17	Form of Service Stock Award (incorporated by reference from Exhibit 10.2 to Form 8-K filed on July 27, 2010 (File No. 1-12454)).*

10.18	Form of Service-Based Restricted Stock Award (incorporated by reference from Exhibit 10.1 to Form 8-K filed on August 29, 2011 (File No. 1-12454)).*

10.19	Form of Performance-Based Restricted Stock Award (incorporated by reference from Exhibit 10.2 to Form 8-K filed on August 29, 2011 (File No. 1-12454)).*

10.20	Form of Performance Unit Award (incorporated by reference from Exhibit 10.3 to Form 8-K filed on August 29, 2011 (File No. 1-12454)).*

10.21	Form of Letter of Amendment (incorporated by reference from Exhibit 10.4 to Form 8-K filed on August 29, 2011 (File No. 1-12454)).*

10.22	Form of Service-Based Restricted Stock Award (incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 10, 2012 (File No. 1-12454)).*

10.23
Ruby Tuesday, Inc. 2006 Executive Incentive Compensation Plan (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 5, 2006 (File No. 1-12454)).*

10.24
Morrison Restaurants Inc. Deferred Compensation Plan, as restated effective January 1, 1994, together with amended and restated Trust Agreement, dated as of December 1, 1992, to Deferred Compensation Plan (incorporated by reference from Exhibit 10(i) to the Morrison Restaurants Inc. Annual Report on

Form 10-K for the fiscal year ended June 5, 1993 (File No. 0-1750)).*

10.25
Morrison Restaurants Inc. Management Retirement Plan together with First Amendment, dated as of June 30, 1994 and Second Amendment, dated as of July 31, 1995 (incorporated by reference from Exhibit 10(n) to the Morrison Restaurants Inc. Annual Report on Form 10-K for the fiscal year ended June 3, 1995 (File No. 1-12454)).*

10.26	Form of Third Amendment to Management Retirement Plan (incorporated by reference from Exhibit 10.32 to Form 8-B filed on March 15, 1996 (File No. 1-12454)).*

10.27
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

10.29
Sixth Amendment, dated as of April 9, 2001, to the Ruby Tuesday, Inc. Management Retirement Plan (incorporated by reference from Exhibit 10.41 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 5, 2001 (File No. 1-12454)).*

10.30
Seventh Amendment (dated as of October 5, 2004) to the Ruby Tuesday, Inc. Management Retirement Plan (incorporated by reference from Exhibit 99.5 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 (File No. 1-12454)).*

10.31
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

10.33
Morrison Restaurants Inc. Executive Life Insurance Plan (incorporated by reference from Exhibit 10(a)(a) to the Morrison Restaurants Inc. Annual Report on Form 10-K for the fiscal year ended June 4, 1994 (File No. 1-12454)).*

10.34
Form of First Amendment to the Morrison Restaurants Inc. Executive Life Insurance Plan (incorporated by reference from Exhibit 10.25 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 3, 2003 (File No. 1-12454)).*

10.35
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

10.37
Ruby Tuesday, Inc. 1996 Stock Incentive Plan, restated as of September 30, 1999 (incorporated by reference from Exhibit 99.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended September 3, 2000 (File No. 1-12454)).*

10.38	First Amendment, dated as of July 10, 2000, to the restated Ruby Tuesday, Inc. 1996 Stock Incentive

Plan (incorporated by reference from Exhibit 99.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended September 3, 2000 (File No. 1-12454)).*

10.39
Ruby Tuesday, Inc. Salary Deferral Plan, amended and restated as of October 7, 2009 (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 1, 2009 (File No. 1-12454)).*

10.40
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

10.44	Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.1 to Form 8-K filed on January 18, 2005 (File No. 1-12454)).*

10.45
First Amendment, dated as of December 14, 2006, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.6 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 5, 2006 (File No. 1-12454)).*

10.46
Second Amendment, dated as of July 11, 2007, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.40 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 5, 2007 (File No. 1-12454)).*

10.47
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

10.55
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

10.56
Revolving Credit Agreement, dated as of December 1, 2010, by and among Ruby Tuesday, Inc., the Lenders party hereto, Bank of America, N.A., as Administrative Agent, Issuing Bank, Servicer and Swingline Lender, and Regions Bank, as Syndication Agent (incorporated by reference from Exhibit 10.1 to Form 8-K filed on December 7, 2010 (File No. 1-12454)).

10.57
First Amendment to Revolving Credit Agreement, dated as of July 19, 2011, by and among Ruby Tuesday, Inc., the Lenders party hereto, and Bank of America, N.A., as Administrative Agent, Issuing Bank, Servicer and Swingline Lender (incorporated by reference from Exhibit 10.1 to Form 8-K filed on July 21, 2011 (File No. 1-12454)).

10.58
Second Amendment to Revolving Credit Agreement and Waiver, dated as of May 14, 2012, by and among Ruby Tuesday, Inc., the Lenders party hereto, and Bank of America, N.A., as Administrative Agent for the Lenders (incorporated by reference from Exhibit 10.3 to Form 8-K filed on May 17, 2012 (File No. 1-12454)).

10.59
Lender Commitment Agreement dated as of July 19, 2011 among Ruby Tuesday, Inc., the Guarantors, Bank of America, N.A., as Administrative Agent and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 10.2 to Form 8-K filed on July 21, 2011 (File No. 1-12454)).

10.60
Lender Commitment Agreement dated as of July 19, 2011 among Ruby Tuesday, Inc., the Guarantors, Bank of America, N.A., as Administrative Agent and PNC Bank, National Association (incorporated by reference from Exhibit 10.3 to Form 8-K filed on July 21, 2011 (File No. 1-12454)).

10.61
Lender Commitment Agreement dated as of July 19, 2011 among Ruby Tuesday, Inc., the Guarantors, Bank of America, N.A., as Administrative Agent and Fifth Third Bank (incorporated by reference from Exhibit 10.3 to Form 8-K filed on July 21, 2011 (File No. 1-12454)).

10.62
Lender Commitment Agreement dated as of July 19, 2011 among Ruby Tuesday, Inc., the Guarantors, Bank of America, N.A., as Administrative Agent and US Bank National Association (incorporated by reference from Exhibit 10.3 to Form 8-K filed on July 21, 2011 (File No. 1-12454)).

10.63
Amended and Restated Note Purchase Agreement, dated as of May 21, 2008, by and among Ruby Tuesday, Inc. and the institutional investors thereto (incorporated by reference from Exhibit 10.3 to Form 8-K filed on May 22, 2008 (File No. 1-12454)).

10.64	First Amendment, dated as of December 1, 2010, to the Amended and Restated Note Purchase

Agreement, by and among Ruby Tuesday, Inc. and the institutional investors thereto (incorporated by reference from Exhibit 10.2 to Form 8-K filed on December 7, 2010 (file No. 1-12454)).

10.65	Purchase Agreement, dated as of May 7, 2012 (incorporated by reference from Exhibit 10.1 to Form 8-K filed on May 9, 2012 (File No. 1-12454)).

10.66
Indenture, dated as of May 14, 2012, by and among Ruby Tuesday, Inc., the Guarantors party hereto, and Wells Fargo, National Association, as Trustee (incorporated by reference from Exhibit 10.1 to Form 8-K filed on May 17, 2012 (File No. 1-12454)).

10.67	Registration Rights Agreement, dated as of May 14, 2012 (incorporated by reference from Exhibit 10.2 to Form 8-K filed on May 17, 2012 (File No. 1-12454)).

10.68	Pledge Agreement, dated as of May 14, 2012 (incorporated by reference from Exhibit 10.4 to Form 8-K filed on May 17, 2012 (File No. 1-12454)).

10.69
Indenture, dated December 31, 2007, to the Ruby Tuesday, Inc. Cafeteria Plan (incorporated by reference from Exhibit 10.4 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 4, 2008 (File No. 1-12454)).*

10.70
Second Amendment, dated as of December 15, 2010, to the Ruby Tuesday, Inc. Cafeteria Plan (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2010 (File No, 1-12454)).*

10.71
Indenture, dated December 31, 2007, to the Ruby Tuesday, Inc. Health Savings Account Plan (incorporated by reference from Exhibit 10.5 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 4, 2008 (File No. 1-12454)).*

10.72
First Amendment, dated as of December 15, 2010, to the Ruby Tuesday, Inc. Health Savings Account Plan (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2010 (File No, 1-12454)).*

10.73
Form of Indemnification Agreement, dated April 7, 2010 (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 2, 2010 (File No. 1-12454)).

10.74
Agreement, dated June 30, 2011, by and among Ruby Tuesday, Inc., and Steven R. Becker, Matthew A. Drapkin, Becker Drapkin Partners (QP), L.P., Becker Drapkin Partners, L.P., BD Partners III, L.P., Becker Drapkin Management, L.P., and BC Advisors, LLC (incorporated by reference from Exhibit 10.1 to Form 8-K filed on July 1, 2011 (File No. 1-12454)).

10.75
Agreement, dated June 30, 2011, by and among Ruby Tuesday, Inc., and Double Black Diamond Offshore Ltd., Black Diamond Offshore Ltd., Carlson Capital, L.P., Asgard Investment Corp., and Clint D. Carlson (incorporated by reference from Exhibit 10.2 to Form 8-K filed on July 1, 2011 (File No. 1-12454)).

10.76
Ruby Tuesday, Inc. Severance Pay Plan, amended and restated as of January 5, 2011 (incorporated by reference from Exhibit 10.3 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2010 (File No. 1-12454)).*

10.77	First Amendment, dated as of August 23, 2011, to the Ruby Tuesday, Inc. Severance Pay Plan (incorporated by reference from Exhibit 10.5 to Form 8-K filed on August 29, 2011 (File No. 1-12454)).*

10.78	Separation Agreement, dated as of April 30, 2012, by and between Ruby Tuesday, Inc. and Michael O.

Moore (incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 26, 2012 (File No. 1-12454)).*

10.79	Transition Agreement, dated as of June 6, 2012, by and between Ruby Tuesday, Inc. and Samuel E. Beall, III.*+

10.80
Ruby Tuesday, Inc. Executive Compensation Clawback Policy, dated as of July 22, 2010 (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended August 31, 2011 (File No, 1-12454)).*

10.81
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