Form 10-Q
period 2012-09-04
RUBY TUESDAY INC
filed 2012-10-11
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  September 4, 2012

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

63,654,751
(Number of shares of common stock, $0.01 par value, outstanding as of October 8, 2012)

RUBY TUESDAY, INC.

Index

Special Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains various forward-looking statements, which represent our expectations or beliefs concerning future events, including one or more of the following:  future financial performance and restaurant growth (both Company-owned and franchised), future capital expenditures, future borrowings and repayments of debt, availability of financing on terms attractive to the Company, payment of dividends, stock and bond repurchases, restaurant acquisitions, conversions of Company-owned restaurants to other dining concepts, and changes in senior management and in the Board of Directors.  We caution the reader that a number of important factors and uncertainties could, individually or in the aggregate, cause our actual results to differ materially from those included in the forward-looking statements (such statements include, but are not limited to, statements relating to cost savings that we estimate may result from any programs we implement, our estimates of future capital spending and free cash flow, our targets for annual growth in same-restaurant sales and average annual sales per restaurant, and the benefits of our television marketing), including, without limitation, the following:

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

Index
PART I — FINANCIAL INFORMATION
ITEM 1.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	SEPTEMBER 4,	JUNE 5,
	2012	2012

Assets	(NOTE A)
Current assets:
Cash and cash equivalents	$65,488	$48,184
Accounts receivable	8,422	4,700
Inventories:
Merchandise	26,347	19,918
China, silver and supplies	9,076	9,112
Income tax receivable	–	837
Deferred income taxes	24,892	27,134
Prepaid rent and other expenses	14,297	13,670
Assets held for sale	7,855	4,713
Total current assets	156,377	128,268

Property and equipment, net	939,710	966,605
Goodwill	9,022	7,989
Other assets	70,400	70,675
Total assets	$1,175,509	$1,173,537
Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable	$36,678	$34,948
Accrued liabilities:
Taxes, other than income and payroll	13,325	14,475
Payroll and related costs	32,174	32,546
Insurance	7,349	7,433
Deferred revenue – gift cards	7,267	8,758
Rent and other	27,133	21,610
Current portion of long-term debt, including capital leases	11,477	12,454
Income tax payable	1,786	–
Total current liabilities	137,189	132,224

Long-term debt and capital leases, less current maturities	310,634	314,209
Deferred income taxes	26,792	37,567
Deferred escalating minimum rent	45,629	45,259
Other deferred liabilities	77,786	68,054
Total liabilities	598,030	597,313

Commitments and contingencies (Note M)

Shareholders’ equity:
Common stock, $0.01 par value; (authorized: 100,000 shares;
issued: 63,828 shares at 9/04/12; 64,038 shares at 6/05/12)	638	640
Capital in excess of par value	89,134	90,856
Retained earnings	501,584	498,985
Deferred compensation liability payable in
Company stock	962	1,008
Company stock held by Deferred Compensation Plan	(962)	(1,008)
Accumulated other comprehensive loss	(13,877)	(14,257)
Total shareholders’ equity	577,479	576,224

Total liabilities & shareholders’ equity	$1,175,509	$1,173,537

                   The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	THIRTEEN WEEKS ENDED
	SEPTEMBER 4, 2012	AUGUST 30, 2011

	(NOTE A)

Revenue:
Restaurant sales and operating revenue	$331,265	$328,854
Franchise revenue	1,656	1,491
	332,921	330,345
Operating costs and expenses:
Cost of merchandise	89,525	97,575
Payroll and related costs	109,234	110,861
Other restaurant operating costs	67,156	68,737
Depreciation	15,392	16,286
Selling, general and administrative, net	43,429	28,387
Closures and impairments	1,124	445
Interest expense, net	6,790	4,397
	332,650	326,688

Income before income taxes	271	3,657
(Benefit)/provision for income taxes	(2,328)	564

Net income	$2,599	$3,093

Other comprehensive income:
Pension liability reclassification, net of tax	380	308
Total comprehensive income	$2,979	$3,401

Earnings per share:
Basic	$0.04	$0.05
Diluted	$0.04	$0.05

Weighted average shares:
Basic	62,813	63,755
Diluted	62,956	64,476

Cash dividends declared per share	$–	$–

                 The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

(UNAUDITED)

	THIRTEEN WEEKS ENDED
	SEPTEMBER 4, 2012	AUGUST 30, 2011

	(NOTE A)
Operating activities:
Net income	$2,599	$3,093
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	15,392	16,286
Amortization of intangibles	839	514
Deferred income taxes	(9,041)	(252)
Loss on impairments, including disposition of assets	441	284
Share-based compensation expense	851	2,662
Excess tax benefits from share-based compensation	(1)	(14)
Amortization of deferred gain on sale-leaseback transactions	(143)	–
Other	23	163
Changes in operating assets and liabilities:
Receivables	(3,721)	(2,268)
Inventories	(6,393)	(977)
Income taxes	2,623	(152)
Prepaid and other assets	(1,638)	1,300
Accounts payable, accrued and other liabilities	9,371	660
Net cash provided by operating activities	11,202	21,299

Investing activities:
Purchases of property and equipment	(6,360)	(8,402)
Proceeds from sale-leaseback transactions	19,286	–
Proceeds from disposal of assets	5	32
Insurance proceeds from property claims	–	1,548
Reductions/(increases) in Deferred Compensation Plan assets	127	(29)
Other, net	(227)	(143)
Net cash provided/(used) by investing activities	12,831	(6,994)

Financing activities:
Net proceeds from revolving credit facility	–	6,200
Principal payments on other long-term debt	(4,474)	(3,575)
Stock repurchases	(2,346)	(18,441)
Proceeds from exercise of stock options	90	62
Excess tax benefits from share-based compensation	1	14
Net cash used by financing activities	(6,729)	(15,740)

Increase/(decrease) in cash and cash equivalents	17,304	(1,435)
Cash and cash equivalents:
Beginning of year	48,184	9,722
End of year	$65,488	$8,287

Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amount capitalized	$1,683	$3,468
Income taxes, net	$238	$357
Significant non-cash investing and financing activities:
Retirement of fully depreciated assets	$12,614	$1,561
Reclassification of properties to assets held for sale	$3,298	$2,705

                 The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we,” and/or “our”), owns and operates Ruby Tuesday®, Lime Fresh Mexican Grill® (“Lime Fresh”), Marlin & Ray’s™, and Wok Hay® casual dining restaurants.  We also operate Truffles® restaurants pursuant to a license agreement and franchise the Ruby Tuesday, Lime Fresh, and Wok Hay concepts in selected domestic and international markets.  The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Operating results for the 13-week period ended September 4, 2012 are not necessarily indicative of results that may be expected for the 52-week year ending June 4, 2013.

The condensed consolidated balance sheet at June 5, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in RTI’s Annual Report on Form 10-K for the fiscal year ended June 5, 2012.

Immaterial Reclassifications and Corrections of Prior Period Condensed Consolidated Statement of Income and Comprehensive Income
As shown in the table below, we made the following reclassifications and/or corrections to our Condensed Consolidated Statement of Income and Comprehensive Income for the 13 weeks ended August 30, 2011:

•
reclassified and/or corrected certain employee fringe benefit and payroll tax expenses for corporate employees and field executives from Payroll and related costs, which is intended to capture payroll and related expenses for restaurant level employees, to Selling, general and administrative, net.  Salaries and wages for these employees were already captured within the Selling, general and administrative, net caption;

•	reclassified certain expenses not directly related to restaurant operations from Other restaurant operating costs to Selling, general and administrative, net; and
•	corrected amortization expense of debt issuance costs and fees relating to our revolving credit facility from Other restaurant operating costs to Interest expense, net.

	As presented Thirteen weeks ended August 30, 2011	Reclassifications and Corrections	As adjusted Thirteen weeks ended August 30, 2011
Payroll and related costs	$ 112,987	$ (2,126)	$ 110,861
Other restaurant operating costs	68,655	82	68,737
Selling, general and administrative, net	26,776	1,611	28,387
Interest expense, net	3,964	433	4,397
Income before income taxes	3,657	0	3,657

We made these reclassifications and corrections as we believe that reporting these amounts as shown above will more accurately reflect the nature of the expenses in our Condensed Consolidated Statements of Income and Comprehensive Income and are necessary to conform to the current period presentation and GAAP.  We have determined the reclassifications and corrections made to the prior period Condensed Consolidated Statement of Income and Comprehensive Income in previous filings to be immaterial.

Index

NOTE B – EARNINGS PER SHARE AND STOCK REPURCHASES

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented.  Diluted earnings per share gives effect to stock options and restricted stock outstanding during the applicable periods, if dilutive.  The following table reflects the calculation of weighted-average common and dilutive potential common shares outstanding as presented in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income (in thousands):

	Thirteen weeks ended
	September 4, 2012	August 30, 2011
Net income	$2,599	$3,093

Weighted-average common shares outstanding	62,813	63,755
Dilutive effect of stock options and restricted stock	143	721
Weighted average common and dilutive potential
common shares outstanding	62,956	64,476
Basic earnings per share	$0.04	$0.05
Diluted earnings per share	$0.04	$0.05

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

	Thirteen weeks ended
	September 4, 2012	August 30, 2011
Stock options	2,068	1,551
Restricted shares	1,105	852
Total	3,173	2,403

During the first quarter of fiscal 2013, we repurchased 0.4 million shares of our common stock at a cost of $2.3 million.  As of September 4, 2012, the total number of remaining shares authorized by our Board of Directors to be repurchased was 5.6 million.  All shares repurchased during the current quarter were cancelled as of September 4, 2012.

NOTE C – FRANCHISE PROGRAMS

As of September 4, 2012, our domestic and international franchisees collectively operated 78 Ruby Tuesday restaurants and five Lime Fresh restaurants.  We do not own any equity interest in our franchisees.

Under the terms of the franchise operating agreements, we require all domestic franchisees to contribute a percentage, currently 2.25%, of monthly gross sales to a national advertising fund formed to cover their pro rata portion of the production and airing costs associated with our national advertising campaign.  Under the terms of those agreements, we can charge up to 3.0% of monthly gross sales for this national advertising fund.

Advertising amounts received from domestic franchisees are considered by RTI to be reimbursements, recorded on an accrual basis as earned, and have been netted against selling, general and administrative expenses in the Condensed Consolidated Statements of Income and Comprehensive Income.

In addition to the advertising fee discussed above, our franchise agreements allow us to charge up to a 1.5% support service fee and a 1.5% marketing and purchasing fee.  For the 13 weeks ended September 4, 2012 and August 30, 2011, we recorded $0.3 million and $0.4 million, respectively, in support service and marketing and purchasing fees, which were an offset to Selling, general and administrative, net in our Condensed Consolidated Statements of Income and Comprehensive Income.

Index

NOTE D – BUSINESS AND LICENSE ACQUISITIONS

Lime Fresh Acquisition
As discussed in Note 3 to our Annual Report on Form 10-K for the year ended June 5, 2012, on April 11, 2012, we completed the acquisition of Lime Fresh, including the assets of seven Lime Fresh concept restaurants, the royalty stream from five Lime Fresh concept franchised restaurants (one of which was not yet open), and the Lime Fresh brand’s intellectual property for $24.1 million.  During the quarter ended September 4, 2012, we made adjustments to the preliminary purchase price allocation as follows (in thousands):

	As Previously	Fiscal 2013
	Reported	Adjustments	As Adjusted
Trademarks	$11,100	$–	$11,100
Goodwill	7,989	1,033	9,022
Acquired franchise rights	2,460	(960)	1,500
Property and equipment	2,405	–	2,405
Deferred income taxes	19	(13)	6
Other, net	(923)	(60)	(983)
Net impact on Condensed Consolidated
Balance Sheet	23,050	–	23,050

Write-off of previous license agreement	1,034	–	1,034
Aggregate cash purchase price	$24,084	$–	$24,084

For the year ended June 5, 2012, a $1.0 million loss on the write-off of a previous license agreement, representing the balance remaining from the September 13, 2010 licensing agreement with LFMG International, LLC, was included in Other restaurant operating costs in our fiscal 2012 Consolidated Statement of Operations.

We recorded $9.0 million of goodwill due to the purchase price exceeding the estimated fair value of the net assets acquired.  Of the goodwill recorded, we anticipate that an insignificant amount will be nondeductible for tax purposes.

We amortize the $11.1 million of acquired trademarks over a ten year period.  We amortize the $1.5 million of acquired franchise rights associated with this acquisition on a straight-line basis over the remaining term of the franchise operating agreements, which are approximately five to nine years from the date of acquisition.

On June 7, 2012, we entered into two marketing agreements with 50 Eggs Branding Company, LLC (“50 Eggs”).  John Kunkel, the CEO of 50 Eggs, previously was the CEO of LFMG International, LLC, and is a current Lime Fresh franchisee.  Under the terms of the first agreement, 50 Eggs will provide marketing services for our Lime Fresh concept for a monthly fee of $52,500 plus out of pocket expenses.  Under the terms of the second agreement, 50 Eggs will provide marketing services for our Marlin & Ray’s concept for a monthly fee of $26,250 plus out of pocket expenses.  Both agreements expire on June 6, 2013.  During the 13 weeks ended September 4, 2012, we made payments of $0.3 million to 50 Eggs in connection with these agreements.

License Acquisitions
On July 22, 2010, following the approval of the Audit Committee of our Board of Directors, we entered into a licensing agreement with Gourmet Market, Inc. which is owned by our Chief Executive Officer’s brother, Price Beall.  The licensing agreement allows us to operate multiple restaurants under the Truffles name.  Truffles is an upscale café concept that currently operates several restaurants in the vicinity of Hilton Head Island, South Carolina.  The Truffles concept offers a diverse menu featuring soups, salads, and sandwiches, a signature chicken pot pie, house-breaded fried shrimp, pasta, ribs, steaks, and a variety of desserts.

Under the terms of the agreement, we pay a licensing fee to Gourmet Market, Inc. of 2.0% of gross sales of any Truffles we open.  Additionally, we pay Gourmet Market, Inc. a monthly fee for up to two years for consulting services to be provided by Price Beall to assist us in developing and opening Truffles restaurants under the terms of the licensing agreement.  During the first 12 months of the agreement we paid $20,833

Index

per month for such services.  During the second 12 months of the agreement we paid $10,417 per month.  Gourmet Market, Inc. has the option to terminate future development rights if we do not operate 18 or more Truffles restaurants within five years or 40 or more Truffles within 10 years of the effective date of the agreement.  Based on having opened two Truffles to date and our current growth plans for the next few years, it is not likely that we will open 18 or more Truffles restaurants within five years or 40 or more Truffles within 10 years.  During the 13 weeks ended September 4, 2012 and August 30, 2011, we paid Gourmet Market, Inc. $38,826 and $59,831, respectively, under the terms of the agreement.

NOTE E – ACCOUNTS RECEIVABLE

Accounts receivable – current consist of the following (in thousands):

	September 4, 2012	June 5, 2012

Rebates receivable	$924	$923
Amounts due from franchisees	675	770
Other receivables	6,823	3,007
	$8,422	$4,700

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

As of September 4, 2012 and June 5, 2012, Other receivables consisted primarily of amounts due from our distributor ($5.0 million and $0.9 million, respectively) and amounts due for third-party gift card sales ($1.2 million and $1.3 million, respectively).  Similar to the explanation for the increase in merchandise inventory as discussed in Note F to the Condensed Consolidated Financial Statements, the increase in the receivable due from our distributor is related to lobster purchased from us by our distributor out of our lobster inventory stored in third-party facilities.  We transfer ownership of the lobster once it is moved to our distributor’s facilities.  We reacquire this lobster inventory from our distributor upon its subsequent delivery to our restaurants.

On June 20, 2012, RT Midwest Holdings, LLC, RT Chicago Franchise, LLC, RT Midwest Real Estate, LLC, and RT Northern Illinois Franchise, LLC (collectively “RT Midwest”), filed for Chapter 11 protection in the United States Bankruptcy Court for the District of Minnesota.  RT Midwest is a franchisee which operated 13 restaurants and had indebtedness of $2.3 million owed to RTI at the time of the Chapter 11 filing.  During the fourth quarter of fiscal 2012, we wrote off the $2.3 million in franchise fee receivables due from RT Midwest and the associated unearned franchise fees in anticipation of the Chapter 11 filing.  See Note I to the Condensed Consolidated Financial Statements for a discussion of closed restaurant lease reserve charges recorded during the 13 weeks ended September 4, 2012 in connection with a subleased restaurant that RT Midwest closed during the current quarter.

NOTE F – INVENTORIES

Our merchandise inventory was $26.3 million and $19.9 million as of September 4, 2012 and June 5, 2012, respectively.  In order to ensure adequate supply and competitive pricing, we purchase lobster in advance of our needs and store it in third-party facilities prior to our distributor taking possession of the inventory.  The increase in merchandise inventory from the end of the prior fiscal year is due primarily to advance purchases of lobster in part to ensure adequate supply for an upcoming promotion.

Index

NOTE G – PROPERTY, EQUIPMENT, ASSETS HELD FOR SALE, OPERATING LEASES, AND SALE-LEASEBACK TRANSACTIONS

Property and equipment, net, is comprised of the following (in thousands):

	September 4, 2012	June 5, 2012
Land	$238,849	$244,498
Buildings	482,341	494,537
Improvements	421,403	421,143
Restaurant equipment	273,208	276,576
Other equipment	91,341	95,400
Construction in progress and other*	23,351	26,473
	1,530,493	1,558,627
Less accumulated depreciation	590,783	592,022
	$939,710	$966,605

* Included in Construction in progress and other as of September 4, 2012 and June 5, 2012 are $18.4 million and $21.8 million, respectively, of assets held for sale that are not classified as such in the Condensed Consolidated Balance Sheets as we do not expect to sell these assets within the next 12 months.  These assets primarily consist of parcels of land upon which we have no intention to build restaurants.

Included within the current assets section of our Condensed Consolidated Balance Sheets at September 4, 2012 and June 5, 2012 are amounts classified as held for sale totaling $7.9 million and $4.7 million, respectively.  Assets held for sale primarily consist of parcels of land upon which we have no intention to build restaurants, land and buildings of closed restaurants, and various liquor licenses.  With the exception of sale-leaseback transactions discussed below, we did not sell any properties during the 13 weeks ended September 4, 2012.  During the 13 weeks ended August 30, 2011, we sold surplus properties consisting primarily of a liquor license with no carrying value for negligible proceeds and a negligible gain.

Approximately 54% of our 741 restaurants are located on leased properties.  Of these, approximately 65% are land leases only; the other 35% are for both land and building.  The initial terms of these leases expire at various dates over the next 24 years.  These leases may also contain required increases in minimum rent at varying times during the lease term and have options to extend the terms of the leases at a rate that is included in the original lease agreement.  Most of our leases require the payment of additional (contingent) rent that is based upon a percentage of restaurant sales above agreed upon sales levels for the year.  These sales levels vary for each restaurant and are established in the lease agreements.  We recognize contingent rental expense (in annual as well as interim periods) prior to the achievement of the specified target that triggers the contingent rental expense, provided that achievement of that target is considered probable.

During the 13 weeks ended September 4, 2012, we completed sale-leaseback transactions of the land and building for nine Company-owned Ruby Tuesday concept restaurants for gross cash proceeds of $20.2 million, exclusive of transaction costs of approximately $1.0 million.  Equipment was not included.  The carrying value of the properties sold was $14.2 million.  The leases have been classified as operating leases and have initial terms of 15 years, with renewal options of up to 20 years.  Net proceeds from the sale-leaseback transactions were used for general corporate purposes, including the repurchase of shares of our common stock, and debt payments.

We realized gains on these transactions during the 13 weeks ended September 4, 2012 of $5.0 million, which have been deferred and are being recognized on a straight-line basis over the initial terms of the leases.  The current portion of the deferred gains on all sale-leaseback transactions to date was $0.6 million and $0.3 million as of September 4, 2012 and June 5, 2012, respectively, and is included in Accrued liabilities – Rent and other in our Condensed Consolidated Balance Sheets.  The long-term portion of the deferred gains on all sale-leaseback transactions to date was $8.8 million and $4.2 million as of September 4, 2012 and June 5, 2012, respectively, and is included in Other deferred liabilities in our Condensed Consolidated Balance Sheets.  Amortization of the deferred gains of $0.1 million is included within Other

Index

restaurant operating costs in our Condensed Consolidated Statement of Income and Comprehensive Income for the 13 weeks ended September 4, 2012.

NOTE H – LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

	September 4, 2012	June 5, 2012

Senior unsecured notes	$250,000	$250,000
Unamortized discount	(3,563)	(3,646)
Senior unsecured notes less unamortized discount	246,437	246,354
Mortgage loan obligations	75,444	80,076
Capital lease obligations	230	233
	322,111	326,663
Less current maturities	11,477	12,454
	$310,634	$314,209

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

At any time prior to May 15, 2016, we may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest.  At any time on or after May 15, 2016, we may redeem the Senior Notes, in whole or in part, at the redemption prices specified in the Indenture plus accrued and unpaid interest.  At any time prior to May 15, 2015, we may redeem up to 35% of the Senior Notes from the proceeds of certain equity offerings.  There is no sinking fund for the Senior Notes.

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

Index

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

On September 4, 2012, we initiated a repurchase of $1.5 million of the Senior Notes.  The repurchase did not settle until September 7, 2012.  As a result, the amount repurchased, along with a pro rata portion of the associated unamortized discount, is included within the Current portion of long-term debt, including capital leases caption in our September 4, 2012 Condensed Consolidated Balance Sheet.

On December 1, 2010, we entered into a five-year revolving credit agreement (the “Credit Facility”), under which we could borrow up to $320.0 million with the option to increase our capacity by $50.0 million to $370.0 million.  On May 14, 2012, we entered into the second amendment to our revolving credit facility to, among other things, reduce the maximum aggregate revolving commitment to $200.0 million, secure the revolving credit facility with a lien over the equity interests of certain subsidiaries, modify certain financial covenants and ratios and permit the issuance of the Senior Notes.

The terms of the Credit Facility provide for a $40.0 million letter of credit subcommitment.  The Credit Facility also includes a $50.0 million franchise facility subcommitment (the “Franchise Facility Subcommitment”), which covered our previous guarantees of franchise debt.  The Franchise Facility Subcommitment matures not later than December 1, 2015.  All amounts guaranteed under the Franchise Facility Subcommitment have been settled.

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

We are entitled to make voluntary prepayments of our borrowings under the Credit Facility at any time, in whole or in part, without premium or penalty.  Subject to certain exceptions, mandatory prepayments will be required upon occurrence of certain events, including the revolving credit exposure of all lenders exceeding the aggregate revolving commitment then in effect, sales of certain assets and any additional debt issuances.

Under the terms of the Credit Facility, we had no borrowings outstanding at either September 4, 2012 or June 5, 2012.  After consideration of letters of credit outstanding, we had $189.7 million available under the Credit Facility as of September 4, 2012.

Index

The Credit Facility contains a number of customary affirmative and negative covenants that, among others, limit or restrict our ability to incur liens, engage in mergers or other fundamental changes, make acquisitions, investments, loans and advances, pay dividends or other distributions, sell or otherwise dispose of certain assets, engage in certain transactions with affiliates, enter into burdensome agreements or certain hedging agreements, amend organizational documents, change accounting practices, incur additional indebtedness and prepay other indebtedness.  In addition, under the Credit Facility, we are required to comply with financial covenants relating to the maintenance of a maximum leverage ratio and a minimum fixed charge coverage ratio and we were in compliance with these financial covenants as of September 4, 2012.  The terms of the Credit Facility require us to maintain a maximum leverage ratio of no more than 4.5 to 1.0 through the fiscal quarter ending on or about June 4, 2013 and 4.25 to 1.0 thereafter and a minimum fixed charge coverage ratio of 1.75 to 1.0 through and including the fiscal quarter ending on or about June 3, 2014 and 1.85 to 1.0 thereafter.

The Credit Facility terminates on December 1, 2015.  Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Facility and any ancillary loan documents.

Our $75.4 million in mortgage loan obligations as of September 4, 2012 consists of various loans acquired upon franchise acquisitions.  These loans, which mature between November 2012 and November 2022, have balances which range from negligible to $8.3 million and interest rates of 3.94% to 11.28%.  Many of the properties acquired from franchisees collateralize the loans outstanding.

NOTE I – CLOSURES AND IMPAIRMENTS EXPENSE

Closures and impairment expenses include the following for the thirteen weeks ended September 4, 2012 and August 30, 2011 (in thousands):

	September 4, 2012	August 30, 2011

Property impairments	$448	$206
Closed restaurant lease reserves	478	79
Other closing expense	289	190
Gain on sale of surplus properties	(91)	(30)
	$1,124	$445

A rollforward of our future lease obligations associated with closed properties is as follows (in thousands):

Lease Obligations
Balance at June 5, 2012	$6,813
Closing expense including rent and other lease charges	478
Payments	(792)
Transfer of deferred escalating minimum rent balance	348
Other adjustments	(5)
Balance at September 4, 2012	$6,842

For the remainder of fiscal 2013 and beyond, our focus will be on obtaining settlements on as many of these leases as possible and these settlements could be higher or lower than the amounts recorded.  The actual amount of any cash payments made by the Company for lease contract termination costs will be dependent upon ongoing negotiations with the landlords of the leased restaurant properties.

Included within closing expense in the table above are $0.2 million in charges we recorded during the first quarter associated with lease obligations on a restaurant subleased to RT Midwest that has closed.  As of September 4, 2012, we subleased to RT Midwest three sites upon which the restaurants are still open.  Cash rents of $0.8 million are required under the terms of the subleases.  Should RT Midwest decide to close any of these restaurants we may incur further lease obligations associated with these subleases.

At September 4, 2012, we had 26 restaurants that had been open more than one year with rolling 12-month negative cash flows of which 15 have been impaired to salvage value.  Of the 11 which remained, we reviewed the plans to improve cash flows at each of the restaurants and determined that no impairment was necessary.  The remaining net book value of these 11 restaurants was $8.6 million at September 4, 2012.

Index

Should sales at these restaurants not improve within a reasonable period of time, further impairment charges are possible.  Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs, salvage value, and sublease income.  Accordingly, actual results could vary significantly from our estimates.

NOTE J – EMPLOYEE POST-EMPLOYMENT BENEFITS

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

Minimum funding for the Retirement Plan is determined in accordance with the guidelines set forth in employee benefit and tax laws.  From time to time we may contribute additional amounts as we deem appropriate.  We estimate that we will be required to make contributions totaling $0.5 million to the Retirement Plan during the remainder of fiscal 2013.

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

Because Samuel E. Beall, III, our Chief Executive Officer has stated his intention to step down from management and the Board of Directors once the Company names his successor and, because he is entitled to receive his entire pension payment in a lump-sum following his retirement, we have classified an amount representing that pension payment ($8.1 million) into Accrued liabilities – Payroll and related costs in our September 4, 2012 and June 5, 2012 Condensed Consolidated Balance Sheets.

Postretirement Medical and Life Benefits
Our Postretirement Medical and Life Benefits plans provide medical and life insurance benefits to certain retirees.  The medical plan requires retiree cost sharing provisions that are more substantial for employees who retire after January 1, 1990.

Index

The following tables detail the components of net periodic benefit costs and the amounts recognized in our Condensed Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the “Pension Plans”) and the Postretirement Medical and Life Benefits plans (in thousands):
	Pension Benefits
	Thirteen weeks ended
	September 4, 2012	August 30, 2011
Service cost	$115	$134
Interest cost	525	576
Expected return on plan assets	(102)	(126)
Amortization of prior service cost (a)	26	64
Recognized actuarial loss	565	426
Net periodic benefit cost	$1,129	$1,074

	Postretirement Medical and Life Benefits
	Thirteen weeks ended
	September 4, 2012	August 30, 2011
Service cost	$3	$2
Interest cost	15	18
Amortization of prior service cost (a)	(14)	(14)
Recognized actuarial loss	53	34
Net periodic benefit cost	$57	$40
(a)	Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

We also sponsor two defined contribution retirement savings plans. Information regarding these plans is included in our Annual Report on Form 10-K for the fiscal year ended June 5, 2012.

Executive Retirement
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

NOTE K – INCOME TAXES

We had a liability for unrecognized tax benefits of $10.1 million and $6.4 million as of September 4, 2012 and June 5, 2012, respectively.  As of September 4, 2012 and June 5, 2012, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate was $4.4 million and $4.2 million, respectively.  The liability for unrecognized tax benefits as of September 4, 2012 includes $1.4

Index

million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations and negotiations with tax authorities.

Interest and penalties related to unrecognized tax benefits are recognized as components of income tax expense.  As of September 4, 2012 and June 5, 2012, we had accrued $1.3 million and $1.0 million, respectively, for the payment of interest and penalties.  During the first quarter of fiscal 2013, accrued interest and penalties increased by $0.3 million, of which $0.2 million affected the effective tax rate for the quarter ended September 4, 2012.

Under Accounting Standards Codification 740 (“ASC 740”), companies are required to apply their estimated annual tax rate on a year-to-date basis in each interim period.  Under ASC 740, companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable.  In this situation, the interim tax rate should be based on the actual year-to-date results.  Based on our current projections, a small change in pre-tax earnings would result in a material change in the estimated annual effective tax rate, producing significant variations in the customary relationship between income tax expense and pre-tax accounting income in interim periods.  As such, and in contrast with our previous methods of recording income tax expense, we recorded a tax benefit for the first quarter of fiscal 2013 based on the actual year-to-date results, in accordance with ASC 740.

We recorded a tax benefit of $2.3 million during the first quarter of fiscal 2013 compared to tax expense of $0.6 million in the prior year quarter.  The change in income taxes was attributable to lower pre-tax income for the current quarter as compared to the same period of the prior year and an increase in the tax benefit of FICA Tip credits based on actual year-to-date amounts as discussed above.  This benefit was partially offset by an increase in unrecognized tax benefits for the quarter.

At September 4, 2012, we are no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2008 with the exception of our fiscal years 2004 and 2005 as a result of fiscal 2009 NOL carryback, and with few exceptions, state and local examinations by tax authorities prior to fiscal year 2008.

NOTE L – SHARE-BASED EMPLOYEE COMPENSATION

We compensate our employees and directors using share-based compensation through the following plans:

The Ruby Tuesday, Inc. Stock Incentive and Deferred Compensation Plan for Directors
Under the Ruby Tuesday, Inc. Stock Incentive and Deferred Compensation Plan for directors (the “Directors’ Plan”), non-employee directors are eligible for awards of share-based incentives.  Restricted shares granted under the Directors’ Plan either cliff vest after a one year period or vest in equal amounts after one, two, and three years provided the director continually serves on the Board of Directors.  Options issued under the Directors’ Plan become vested after 30 months and are exercisable until five years after the grant date.  Stock option exercises are settled with the issuance of new shares of common stock.

All options awarded under the Directors’ Plan have been at the fair market value at the time of grant.  A committee, appointed by the Board of Directors, administers the Directors’ Plan.  At September 4, 2012, we had reserved 111,000 shares of common stock under the Directors’ Plan, 47,000 of which were subject to options outstanding, for a net of 64,000 shares of common stock currently available for issuance under the Directors’ Plan.

The Ruby Tuesday, Inc. 2003 Stock Incentive Plan and the Ruby Tuesday, Inc. 1996 Stock Incentive Plan
A committee, appointed by the Board of Directors, administers the Ruby Tuesday, Inc. 2003 Stock Incentive Plan (“2003 SIP”) and the Ruby Tuesday, Inc. 1996 Stock Incentive Plan (“1996 SIP”), and has full authority in its discretion to determine the key employees and officers to whom share-based incentives are granted and the terms and provisions of share-based incentives.  Option grants under the 2003 SIP and 1996 SIP can have varying vesting provisions and exercise periods as determined by such committee.  Options granted under the 2003 SIP and 1996 SIP vest in periods ranging from immediate to fiscal 2014, with the majority vesting within three years following the date of grant, and the majority expiring five or seven (but some up to 10) years after grant.  A majority of the currently unvested restricted shares granted in fiscal year 2013 are performance-based and a majority of the unvested restricted shares granted in fiscal year 2012 are service-based.  All of the currently unvested restricted shares granted during fiscal 2011 are service-based.  The 2003 SIP and 1996 SIP permit the committee to make awards of shares of common stock, awards of stock options or other derivative securities related to the value of the common stock, and

Index

certain cash awards to eligible persons.  These discretionary awards may be made on an individual basis or for the benefit of a group of eligible persons.  All options awarded under the 2003 SIP and 1996 SIP have been awarded with an exercise price equal to the fair market value at the time of grant.

At September 4, 2012, we had reserved a total of 4,772,000 and 941,000 shares of common stock for the 2003 SIP and 1996 SIP, respectively.  Of the reserved shares at September 4, 2012, 1,645,000 and 941,000 were subject to options outstanding for the 2003 SIP and 1996 SIP, respectively.  Stock option exercises are settled with the issuance of new shares.  Net shares of common stock available for issuance at September 4, 2012 under the 2003 SIP and 1996 SIP were 3,127,000 and negligible, respectively.

Stock Options
The following table summarizes the activity in options for the 13 weeks ended September 4, 2012 under these stock option plans (in thousands, except per-share data):

		Weighted-
		Average
	Options	Exercise Price
Balance at June 5, 2012	2,716	$8.79
Granted	–	–
Exercised	(13)	7.00
Forfeited	(70)	8.99
Balance at September 4, 2012	2,633	$8.80

Exercisable at September 4, 2012	2,200	$8.79

Included in the outstanding balance shown above are approximately 2.0 million of out-of-the-money options.  Of this amount, we expect that 0.2 million of these options will expire out-of-the-money during the remainder of the current fiscal year.

At September 4, 2012, there was approximately $0.2 million of unrecognized pre-tax compensation expense related to non-vested stock options.  This cost is expected to be recognized over a weighted-average period of 0.7 years.

Restricted Stock
The following table summarizes our restricted stock activity for the 13 weeks ended September 4, 2012 (in thousands, except per-share data):

		Weighted-Average
	Restricted	Grant-Date
Performance-based vesting:	Stock	Fair Value
Non-vested at June 5, 2012	423	$7.75
Granted	242	6.64
Vested	(85)	7.29
Forfeited	(314)	7.87
Non-vested at September 4, 2012	266	$6.74

		Weighted-Average
	Restricted	Grant-Date
Service-based vesting:	Stock	Fair Value
Non-vested at June 5, 2012	797	$8.37
Granted	213	6.64
Vested	(171)	6.65
Forfeited	–	–
Non-vested at September 4, 2012	839	$8.22

The fair values of the restricted share awards reflected above were based on the fair market value of our common stock at the time of grant.  At September 4, 2012, unrecognized compensation expense related to restricted stock grants expected to vest totaled approximately $5.2 million and will be recognized over a weighted average vesting period of approximately 2.7 years.

Index

During the first quarter of fiscal 2013, we granted approximately 213,000 service-based restricted shares and 242,000 performance-based restricted shares of our common stock to certain employees under the terms of the 2003 SIP and 1996 SIP.  The service-based restricted shares cliff vest 2.5 years following the grant date.  Vesting of the performance-based restricted shares is also contingent upon the Company’s achievement of certain performance conditions related to fiscal 2013 performance, which will be measured in the first quarter of fiscal 2014.  In addition to satisfaction of the performance conditions for the performance-based restricted shares, recipients must satisfy the same service condition as described above for the service-based restricted shares.

Also during the first quarter of fiscal 2013, the Executive Compensation and Human Resources Committee of the Board of Directors determined that the performance condition was not achieved for 314,000 performance-based restricted shares awarded in August 2011 to vest.  As a result, the restricted shares were cancelled and returned to the pool of shares available for grant under the 2003 SIP and 1996 SIP.

NOTE M – COMMITMENTS AND CONTINGENCIES

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

On September 30, 2009, the U.S. Equal Employment Opportunity Commission (“EEOC”) Pittsburgh Area Office filed suit in the United States District Court for the Western District of Pennsylvania, alleging the Company was in violation of the Age Discrimination in Employment Act (“ADEA”) by failing to hire employees within the protected age group in five Pennsylvania restaurants and one Ohio restaurant.  On October 19, 2009, the EEOC filed a Notice of an ADEA Directed Investigation (“DI”), regarding potential age discrimination in violation of the ADEA in hiring and discharge for all positions at all restaurant facilities.  We have denied the allegations in the lawsuit and are vigorously defending against both the suit and the DI.  We have filed motions seeking to dismiss the lawsuit based on the EEOC’s failure to conciliate the matter prior to filing suit and objecting to the EEOC filing suit and launching the DI simultaneously.  Discovery is ongoing in both matters.  Despite the pending suit and DI, we do not believe that this matter will have a material adverse effect on our operations, financial position, or cash flows.

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

We believe, and have obtained a consistent opinion from outside counsel, that we have valid coverage under our insurance policies for any amounts in excess of our self-insured retention.  We believe this provides a basis for not recording a liability for any contingency associated with the Maddy settlement.  We further believe we have the right to the indemnification referred to above.  Based on the information currently available, our September 4, 2012 and June 5, 2012 Condensed Consolidated Balance Sheets reflect no accrual relating to the Maddy case.  There can be no assurance, however, that we will be successful in our defense of our carrier’s claim against us.

Index

NOTE N – FAIR VALUE MEASUREMENTS

The following table presents the fair values of our financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall (in thousands):

	Level	September 4, 2012	June 5, 2012
Deferred compensation plan: other investments – Assets	1	$8,449	$7,974
Deferred compensation plan: other investments – Liabilities	1	(8,449)	(7,974)
Deferred compensation plan: RTI common stock – Equity	1	962	1,008
Deferred compensation plan: RTI common stock – Equity	1	(962)	(1,008)
Total		$–	$–

During the 13 weeks ended September 4, 2012 there were no transfers among levels within the fair value hierarchy.

The Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (the “Deferred Compensation Plan”) and the Ruby Tuesday, Inc. Restated Deferred Compensation Plan (the “Predecessor Plan”) are unfunded, non-qualified deferred compensation plans for eligible employees.  Assets earmarked to pay benefits under the Deferred Compensation Plan and Predecessor Plan are held by a rabbi trust.  We report the accounts of the rabbi trust in our Condensed Consolidated Financial Statements.  The investments held by these plans are reported at fair value based on third-party broker statements.  The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, is recorded in Selling, general and administrative expense in the Condensed Consolidated Financial Statements.

The following table presents the fair values for those assets and liabilities measured on a non-recurring basis and remaining on our Condensed Consolidated Balance Sheets as of September 4, 2012 and June 5, 2012 (in thousands):

	Fair Value Measurements
	Level	September 4, 2012	June 5, 2012
Long-lived assets held for sale *	2	$26,256	$26,495
Long-lived assets held for use	2	448	385
Total		$26,704	$26,880

* Included in the carrying value of long-lived assets held for sale as of September 4, 2012 and June 5, 2012 are $18.4 million and $21.8 million, respectively, of assets included in Construction in progress in the Condensed Consolidated Balance Sheets as we do not expect to sell these assets within the next 12 months.

The following table presents the losses recognized during the 13 weeks ended September 4, 2012 and August 30, 2011 resulting from fair value measurements of assets and liabilities measured on a non-recurring basis.  These losses are included in Closures and impairments in our Condensed Consolidated Statements of Income and Comprehensive Income (in thousands):

	13 weeks ended
	September 4, 2012	August 30, 2011
Long-lived assets held for sale	$157	$206
Long-lived assets held for use	291	–
Total	$448	$206

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

Index

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

Our financial instruments at September 4, 2012 and June 5, 2012 consisted of cash and cash equivalents, accounts receivable and payable, long-term debt, and letters of credit.  The fair values of cash and cash equivalents and accounts receivable and payable approximated carrying value because of the short-term nature of these instruments.  The carrying amounts and fair values of our other financial instruments not measured on a recurring basis using fair value, however subject to fair value disclosures, are as follows (in thousands):

	September 4, 2012		June 5, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt and capital leases	$322,111	$318,540	$326,663	$312,225
Letters of credit	–	247	–	222

We estimated the fair value of debt and letters of credit using market quotes and present value calculations based on market rates.

NOTE O – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted in Fiscal 2013
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

In September 2011, the FASB issued guidance modifying the impairment test for goodwill by allowing businesses to first decide whether they need to do the two-step impairment test.  Under the guidance, a business no longer has to calculate the fair value of a reporting unit unless it believes it is very likely that the reporting unit’s fair value is less than the carrying value.  The guidance is effective for impairment tests for fiscal years beginning after December 15, 2011 (our fiscal 2013 first quarter).  The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements.

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

Index

NOTE P – SUBSEQUENT EVENTS

Sale-leaseback transactions
Subsequent to September 4, 2012, we completed sale-leaseback transactions of the land and building for three Company-owned Ruby Tuesday concept restaurants for gross cash proceeds of $7.5 million, exclusive of transaction costs of approximately $0.4 million.  Equipment was not included.  The carrying value of the properties sold was $5.6 million.  The leases have been classified as operating leases and have an initial term of 15 years, with renewal options of up to 20 years.  We realized gains on these transactions totaling $1.5 million, which have been deferred and are being recognized on a straight-line basis over the initial terms of the leases.

Share repurchases
Subsequent to September 4, 2012, we spent $1.2 million to repurchase 0.2 million shares of RTI common stock.

Repurchases of Senior Notes
On September 7, 2012, we repurchased $1.5 million of the Senior Notes for $1.4 million plus a negligible amount of accrued interest.  We realized a negligible gain on this transaction.

Index
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

General:

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”), owns and operates Ruby Tuesday®, Lime Fresh Mexican Grill® (“Lime Fresh”), Marlin & Ray’s™, and Wok Hay® casual dining restaurants.  We also operate Truffles® restaurants pursuant to a license agreement and franchise the Ruby Tuesday, Lime Fresh, and Wok Hay concepts in select domestic and international markets.  As of September 4, 2012, we owned and operated 712, and franchised 78, Ruby Tuesday restaurants.  Ruby Tuesday restaurants can now be found in 45 states, the District of Columbia, 12 foreign countries, and Guam.

As of September 4, 2012, there were 15 Company-owned and operated Lime Fresh restaurants, 11 Marlin & Ray’s restaurants, two Truffles restaurants, and one Wok Hay restaurant.  In addition, there were five Lime Fresh restaurants operated by domestic franchisees as of September 4, 2012.

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

We believe there are significant opportunities to grow our business, strengthen our competitive position, enhance our profitability, and create value through the execution of the following strategies:

Enhance Sales and Margins of Our Core Brand
In order to entice guests to see the new Ruby Tuesday, increase frequency of visits, drive same-restaurant sales growth and enhance brand visibility, we are increasing the amount we spend on television marketing. Our marketing strategy for the last several fiscal years has focused mainly on print promotions, digital media and local marketing programs, with a minimal amount spent on television.  In fiscal 2012, we began testing television marketing in certain markets with approximately 20% of our restaurants covered by television advertising in the third quarter and approximately 50% to 100% of our restaurants covered in our fourth quarter through leveraging a mixture of network and national cable at varying media weights.  Based on favorable trends exhibited by our test markets in fiscal 2012, at the start of fiscal 2013 we deployed a television marketing program which will cover the entire system of restaurants for a portion of each quarter with the remaining portion of the quarter to be supplemented by high-end direct mail and other promotions.  Our creative messaging will emphasize a “pure value and quality” advertisement, in addition to potential limited time offers throughout the year.  We believe that having television advertising expense levels more in line with our peers together with a more balanced approach on our promotional strategies will position us for improvements in same-restaurant sales in the future from repeat and new guests.

In order to fund the incremental television advertising efforts at no dilution to the overall profitability or cash flow of the Company, throughout fiscal 2012 we consulted with a leading enterprise improvement firm to assist us in identifying potential savings opportunities in a number of key areas including procurement, occupancy, and maintenance costs.  The majority of these cost savings will be reinvested into our television marketing programs.

Index

Focus on Low-Risk, Low-Capital Intensive, High-Return Growth
In an effort to be prudent with our capital, we have a strategy to grow our Company in a low-risk, low capital-intensive and high-return manner, with a focus on the fast casual segment.  During the fourth quarter of fiscal 2012, we acquired the Lime Fresh concept for $24.1 million.  We had previously opened Lime Fresh restaurants under a licensing agreement.  However, after over a year of experience with the brand and better understanding its positioning in the high-quality fast casual segment, we decided that we could more quickly grow the concept if we owned it.  The fast casual segment of our industry is a proven and growing segment where demand exceeds supply, and we believe opening smaller, inline locations under the Lime Fresh brand is a good potential growth option for us.  We also believe Lime Fresh can create good long-term value and strong cash flow with relatively low risk.  We opened two Company-owned Lime Fresh restaurants during the first quarter of fiscal 2013 and plan to open 10 to 14 Company-owned Lime Fresh restaurants during the remainder of the current fiscal year.  Over time, we also plan to open Company-owned, smaller inline-type Ruby Tuesday restaurants as well.

Increase Returns Through New Concept Conversions
Another part of our long-term plan is to get more out of existing restaurants by generating higher average restaurant volumes and thus more profit and cash flow with minimal capital investment.  Therefore, we have been converting certain underperforming Ruby Tuesday concept restaurants into our internally-developed seafood concept, Marlin & Ray’s, which is a uniquely-differentiated, high-value casual dining brand.  We expect to convert five to seven Company-owned Ruby Tuesday restaurants to the Marlin & Ray’s concept during the remainder of fiscal 2013.  We believe the low capital requirement and potential increased revenue and EBITDA from these conversions, in addition to the revenue increases we are seeing at neighboring Ruby Tuesday locations, can potentially provide attractive cash-on-cash returns and strong cash flow.

Strengthen our Balance Sheet to Facilitate Growth and Value Creation
During the fourth quarter of fiscal 2012, we further strengthened our balance sheet and created additional financial flexibility by issuing $250.0 million in a senior unsecured notes offering with an eight-year maturity.  As a result of the transaction, we were able to pay off all of our outstanding debt with the exception of some of our mortgage debt from previous franchise partnership acquisitions, reduce our revolver commitment size from $380.0 million to $200.0 million, obtain attractive interest rates, extend the maturity date of the majority of our debt for up to eight years, and build excess cash which we will reinvest in the future.  We continue to maintain a strong balance sheet and have a sufficient amount of liquidity.  Our near-term capital expenditure requirements will consist of opening approximately 10 to 14 Lime Fresh restaurants and converting approximately five to seven Ruby Tuesday concept restaurants to the Marlin & Ray’s concept during the remainder of fiscal 2013.

Our strong balance sheet is supported by a high-quality portfolio of owned real estate, and during fiscal 2012 we commenced a sale-leaseback program on a portion of our properties in order to create greater financial flexibility and generate additional liquidity for debt reduction or reinvestment.  We are targeting to raise approximately $55.0 million of gross proceeds from sale-leaseback transactions, of which $42.5 million had been raised as of September 4, 2012, which was utilized for general corporate purposes, including the repurchase of shares of our common stock and debt reduction.  Since that date, we have raised an additional $7.5 million.  We anticipate the remaining sale-leaseback transactions to be completed over the next one to two fiscal quarters and plan to utilize the proceeds for general corporate purposes, including further debt reduction.  See further discussion in the Investing Activities section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

We generated $4.8 million of free cash flow during the first quarter of fiscal 2013, which, along with our proceeds from sale-leaseback transactions, was used to pay down debt, repurchase stock, and increase cash on hand.  We estimate we will generate approximately $15.2 to $25.2 million of free cash flow during the remainder of fiscal 2013.  Included in these estimates is anticipated capital spending of approximately $37.6 to $43.6 million.  Our objective over the next several years is to continue to reduce outstanding debt levels in order to reduce our leverage, focus on new Lime Fresh restaurant development and Marlin & Ray’s conversions, and opportunistically repurchase outstanding shares under our share repurchase program.

Our success in the four key long range plan initiatives outlined above should enable us to improve both our return on assets and return on equity, and to create additional shareholder value.

Index

Results of Operations:

The following is an overview of our results of operations for the 13-week period ended September 4, 2012:

Net income decreased to $2.6 million for the 13 weeks ended September 4, 2012 compared to $3.1 million for the same quarter of the previous year.  Diluted earnings per share for the fiscal quarter ended September 4, 2012 decreased to $0.04 compared to $0.05 for the corresponding period of the prior year as a result of the decrease in net income as discussed below.

During the 13 weeks ended September 4, 2012:

●	Two Company-owned Ruby Tuesday restaurants were closed, one of which is anticipated to be converted into a Marlin & Ray’s concept restaurant;

●	Two Company-owned Lime Fresh restaurants were opened;

●	One franchised Ruby Tuesday restaurant was opened and two were closed;

●	One franchised Lime Fresh restaurant was opened;

●	We repurchased 0.4 million shares of common stock at an aggregate cost of $2.3 million;

●
We initiated a repurchase of $1.5 million of our 7.625% senior notes due 2020 (the “Senior Notes”).  The repurchase settled on September 7, 2012 for $1.4 million plus a negligible amount of accrued interest.  We realized a negligible gain on this transaction;

●	Same-restaurant sales* at Company-owned Ruby Tuesday restaurants increased 1.9%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants decreased 1.6%; and

●
Reclassified and/or corrected certain immaterial prior year income statement information which did not change net income.  See Note A to the Condensed Consolidated Financial Statements for more information.

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

	Thirteen weeks ended
	September 4,	August 30,
	2012	2011
Revenue:
Restaurant sales and operating revenue	99.5%	99.5%
Franchise revenue	0.5	0.5
Total revenue	100.0	100.0
Operating costs and expenses:
Cost of merchandise (1)	27.0	29.7
Payroll and related costs (1)	33.0	33.7
Other restaurant operating costs (1)	20.3	20.9
Depreciation (1)	4.6	5.0
Selling, general and administrative, net	13.0	8.6
Closures and impairments	0.3	0.1
Interest expense, net	2.0	1.3
Income before income taxes	0.1	1.1
Provision for income taxes	(0.7)	0.2
Net income	0.8%	0.9%

 (1)     As a percentage of restaurant sales and operating revenue.

Index

The following table shows Company-owned Ruby Tuesday, Lime Fresh, Marlin & Ray’s, and other concept restaurant activity for the 13-week periods ended September 4, 2012 and August 30, 2011.

	Ruby Tuesday	Lime Fresh	Marlin & Ray’s	Other Concepts*	Total
13 weeks ended September 4, 2012
Beginning number	714	13	11	3	741
Opened	–	2	–	–	2
Closed	(2)	–	–	–	(2)
Ending number	712	15	11	3	741

13 weeks ended August 30, 2011
Beginning number	750	–	1	3	754
Opened	–	–	2	1	3
Closed	(4)	–	–	–	(4)
Ending number	746	–	3	4	753

*Other concepts include Truffles and Wok Hay.

The following table shows franchised Ruby Tuesday and Lime Fresh concept restaurant activity for the 13-week periods ended September 4, 2012 and August 30, 2011.

	Ruby Tuesday	Lime Fresh
13 weeks ended September 4, 2012
Beginning number	79	4
Opened	1	1
Closed	(2)	–
Ending number	78	5

13 weeks ended August 30, 2011
Beginning number	96	–
Opened	2	–
Closed	(3)	–
Ending number	95	–

We expect our domestic and international franchisees to open approximately eight to 10 additional Ruby Tuesday restaurants during the remainder of fiscal 2013.  We currently anticipate opening approximately 10 to 14 Lime Fresh restaurants and converting approximately five to seven Ruby Tuesday concept restaurants to the Marlin & Ray’s concept during the remainder of fiscal 2013.

Revenue

RTI’s restaurant sales and operating revenue for the 13 weeks ended September 4, 2012 increased 0.7% to $331.3 million compared to the same period of the prior year.  This increase is primarily a result of a 1.9% increase in same-restaurant sales at Company-owned Ruby Tuesday restaurants.

The increase in same-restaurant sales is attributable to an increase in average net check in the first quarter of fiscal 2013 compared with the same quarter of the prior year, which was partially offset by lower guest counts.  The increase in average net check was a result of reduced discounts and menu price increases during the first quarter of the current year compared to the prior year.

Franchise revenue for the 13 weeks ended September 4, 2012 increased 11.1% to $1.7 million compared to the same period of the prior year.  Franchise revenue is predominately comprised of domestic and international franchise royalties, which totaled $1.6 million and $1.4 million for the 13-week periods ended September 4, 2012 and August 30, 2011, respectively.  The increase in franchise royalties for the 13 weeks ended September 4, 2012 was due primarily to higher international royalties compared to the first quarter of the prior year.

Index

Pre-tax Income

Pre-tax income decreased $3.4 million to $0.3 million for the 13 weeks ended September 4, 2012, over the corresponding period of the prior year.  The lower pre-tax income is due to higher interest expense ($2.4 million), and increases, as a percentage of total revenue, of selling, general, and administrative, net and closures and impairments.  These higher costs were partially offset by an increase in same-restaurant sales of 1.9% at Company-owned Ruby Tuesday restaurants and decreases, as a percentage of restaurant sales and operating revenue, of cost of merchandise, payroll and related costs, other restaurant operating costs, and depreciation.

In the paragraphs that follow, we discuss in more detail the components of the decrease in pre-tax income for the 13-week period ended September 4, 2012, as compared to the comparable period in the prior year.  Because a significant portion of the costs recorded in the cost of merchandise, payroll and related costs, other restaurant operating costs, and depreciation categories are either variable or highly correlative with the number of restaurants we operate, we evaluate our trends by comparing the costs as a percentage of restaurant sales and operating revenue, as well as the absolute dollar change, to the comparable prior year period.

Cost of Merchandise

Cost of merchandise decreased $8.1 million (8.3%) to $89.5 million for the 13 weeks ended September 4, 2012, over the corresponding period of the prior year.  As a percentage of restaurant sales and operating revenue, cost of merchandise decreased from 29.7% to 27.0%.

The absolute dollar decrease for the 13-week period ended September 4, 2012 was the result of cost savings negotiated with our primary food distributor coupled with renegotiated contracts and product specification changes on several items with certain vendors since the first quarter of fiscal 2012.  Restaurant closures further contributed to the reduction in cost of merchandise.

As a percentage of restaurant sales and operating revenue, the decrease in cost of merchandise for the 13 weeks ended September 4, 2012 is due primarily to cost savings negotiated with our primary food distributor and various other vendors and a reduction in coupons since the first quarter of the prior year.

Payroll and Related Costs

Payroll and related costs decreased $1.6 million (1.5%) to $109.2 million for the 13 weeks ended September 4, 2012, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, payroll and related costs decreased from 33.7% to 33.0%.

The absolute dollar decrease in payroll and related costs for the 13-week period ended September 4, 2012 was due to restaurant closures, decreases in hourly labor as a result of new staffing guidelines for certain positions in our restaurants, and lower management labor due to fewer managers per restaurant during the current versus prior year quarter.

As a percentage of restaurant sales and operating revenue, the decrease in payroll and related costs for the 13 weeks ended September 4, 2012 was primarily the result of decreased hourly and management labor due to restaurant closures and other reasons as discussed above, coupled with leveraging associated with higher sales volumes.

Other Restaurant Operating Costs

Other restaurant operating costs decreased $1.6 million (2.3%) to $67.2 million for the 13-week period ended September 4, 2012, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, these costs decreased from 20.9% to 20.3%.

Index

For the 13 weeks ended September 4, 2012, the decrease in other restaurant operating costs related to the following (in thousands):

Insurance	$(869)
Utilities	(858)
Credit card expense	(708)
Waste removal	(462)
Supplies	(458)
Other reductions	(448)
Repairs	1,192
Rent and leasing	1,030
Net decrease	$(1,581)

In both absolute dollars and as a percentage of restaurant sales and operating revenue for the 13-week period ended September 4, 2012, in addition to restaurant closures since the first quarter of the prior year, the decrease was a result of reduced insurance expense due to favorable general liability claims experience, lower utilities expense based on reduced rates, lower credit card expense as a result of a reduction in interchange fees, and reductions in expenses for waste removal, supplies, and other.  These reduced costs were partially offset by higher repairs expense due in part to summer HVAC maintenance at several of our restaurants during the first quarter and higher rent and leasing charges as a result of sale-leaseback transactions since the first quarter of fiscal 2012.

Depreciation

Depreciation expense decreased $0.9 million (5.5%) to $15.4 million for the 13-week period ended September 4, 2012, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, depreciation expense decreased from 5.0% to 4.6%.

In terms of both absolute dollars and as a percentage of restaurant sales and operating revenue, the decrease for the 13-week period ended September 4, 2012 is due primarily to assets that became fully depreciated since the first quarter of the prior year coupled with sale-leaseback transactions and restaurant closures.

Selling, General and Administrative Expenses, Net

Selling, general and administrative expenses, net increased $15.0 million (53.0%) to $43.4 million for the 13-week period ended September 4, 2012, as compared to the corresponding period in the prior year.

The increase for the 13-week period ended September 4, 2012 is due to higher advertising costs ($15.2 million) primarily as a result of increased television advertising.  At the start of fiscal 2013, we deployed a television marketing program which will cover the entire system of restaurants for a portion of each quarter with the remaining portion of the quarter to be supplemented by high-end direct mail and other promotions.

Closures and Impairments

Closures and impairments increased $0.7 million to $1.1 million for the 13-week period ended September 4, 2012, as compared to the corresponding period of the prior year.  The increase for the 13-week period ended September 4, 2012 is primarily due to higher property impairment charges ($0.2 million), closed restaurant lease reserve expense ($0.4 million), and other closing costs ($0.1 million).  See Note I to our Condensed Consolidated Financial Statements for further information on our closures and impairment charges recorded during the first quarters of fiscal 2013 and 2012.

Interest Expense, Net

Interest expense, net increased $2.4 million to $6.8 million for the 13 weeks ended September 4, 2012, as compared to the corresponding period in the prior year, primarily due to interest expense on our Senior Notes which was partially offset by lower expense on our other debt due to pay downs since the first quarter of fiscal 2012.

Index

(Benefit)/Provision for Income Taxes

We recorded a tax benefit of $2.3 million during the first quarter of fiscal 2013 compared to tax expense of $0.6 million in the prior year quarter.  The change in income taxes was attributable to lower pre-tax income for the current quarter as compared to the same period of the prior year and an increase in the tax benefit of FICA Tip credits based on actual year-to-date amounts.  This benefit was partially offset by an increase in unrecognized tax benefits for the quarter.

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

In our Annual Report on Form 10-K for the year ended June 5, 2012, we identified our critical accounting policies related to impairment of long-lived assets, business combinations, share-based employee compensation, income tax valuation allowances and tax accruals, lease obligations, revenue recognition for franchisees, and estimated liability for self-insurance.  During the first 13 weeks of fiscal 2013, we changed our methodology of accounting for income taxes in interim periods as discussed below.

Accounting for Income Taxes in Interim Periods

Prior to the 13 weeks ended September 4, 2012, we accounted for income taxes during interim periods by recording tax expense or a tax benefit during the respective quarterly period using the estimated annual effective tax rate for the fiscal year.  Under Accounting Standards Codification 740 (“ASC 740”), companies are required to apply their estimated annual tax rate on a year-to-date basis in each interim period.  Under ASC 740, companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable.  In this situation, the interim tax rate should be based on the actual year-to-date results.  Based on our current projections, a small change in pre-tax earnings could result in a material change in the estimated annual effective tax rate, producing significant variations in the customary relationship between income tax expense and pre-tax accounting income in interim periods.  As such, and in contrast with our previous method of recording income tax expense, we recorded a tax benefit for the first quarter of fiscal 2013 based on the actual year-to-date results, in accordance with ASC 740.

Liquidity and Capital Resources:

Cash and cash equivalents increased/(decreased) by $17.3 million and ($1.4) million during the first 13 weeks of fiscal 2013 and 2012, respectively.  The change in cash and cash equivalents is as follows (in thousands):

	Thirteen weeks ended
	September 4,	August 30,
	2012	2011
Cash provided by operating activities	$11,202	$21,299
Cash provided/(used) by investing activities	12,831	(6,994)
Cash used by financing activities	(6,729)	(15,740)
Increase/(decrease) in cash and cash equivalents	$17,304	$(1,435)

Index

Operating Activities

Our cash provided by operations is generally derived from cash receipts generated by our restaurant customers and franchisees.  Substantially all of the $331.3 million and $328.9 million of restaurant sales and operating revenue disclosed in our Condensed Consolidated Statements of Income and Comprehensive Income for the 13 weeks ended September 4, 2012 and August 30, 2011, respectively, was received in cash either at the point of sale or within two to four days (when our guests paid with debit or credit cards).  Our primary uses of cash for operating activities are food and beverage purchases, payroll and benefit costs, restaurant operating costs, general and administrative expenses, and marketing, a significant portion of which are incurred and paid in the same period.

Cash provided by operating activities for the first 13 weeks of fiscal 2013 decreased $10.1 million (47.4%) from the corresponding period in the prior year to $11.2 million.  The decrease is due primarily to increases in amounts spent to acquire lobster inventory in advance of an upcoming promotion which was partially offset by lower cash paid for interest ($1.8 million).

Our working capital and current ratio as of September 4, 2012 were $19.2 million and 1.1:1, respectively.  As is common in the restaurant industry, we typically carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset), debt reduction (a long-term liability), or stock repurchases, and receivable and inventory levels are generally not significant.  However, due to our excess cash on hand as a result of the issuance of the Senior Notes and recent sale-leaseback transactions, our current assets exceeded our current liabilities as of September 4, 2012.

Investing Activities

We require capital principally for the maintenance and upkeep of our existing restaurants, limited new or converted restaurant construction, investments in technology, equipment, remodeling of existing restaurants, and on occasion for the acquisition of franchisees or other restaurant concepts.  Property and equipment expenditures purchased with internally generated cash flows for the 13 weeks ended September 4, 2012 were $6.4 million.

During the 13 weeks ended September 4, 2012, we completed sale-leaseback transactions of the land and buildings for nine Company-owned Ruby Tuesday concept restaurants for gross cash proceeds of $20.2 million, exclusive of transaction costs of approximately $1.0 million.  Equipment was not included.  Net proceeds from the sale-leaseback transactions were used for general corporate purposes, including the repurchase of shares of our common stock and debt payments.  See Notes G to the Condensed Consolidated Financial Statements for further discussion of these transactions.

Capital expenditures for the remainder of the fiscal year are projected to be approximately $37.6 to $43.6 million based on our planned improvements for existing restaurants and our expectation that we will open approximately 10 to 14 Lime Fresh restaurants and convert approximately five to seven Company-owned Ruby Tuesday concept restaurants to the Marlin & Ray’s concept during the remainder of fiscal 2013.  We intend to fund our investing activities with cash currently on hand, cash provided by operations, or borrowings on our revolving credit facility.

Financing Activities

Historically our primary sources of cash have been operating activities and refranchising transactions.  When these alone have not provided sufficient funds for both our capital and other needs, we have obtained funds through the issuance of indebtedness or through the issuance of additional shares of common stock.  Our current borrowings and credit facilities are described below.

On May 14, 2012, we entered into an indenture (the “Indenture”) among the Company, certain subsidiaries of the Company as guarantors and Wells Fargo Bank, National Association as trustee, governing the Company’s $250.0 million aggregate principal amount of Senior Notes.  The Senior Notes were issued at a discount of $3.7 million, which is being amortized using the effective interest method over the eight year term of the notes.

The Senior Notes are guaranteed on a senior unsecured basis by our existing and future domestic restricted subsidiaries, subject to certain exceptions.  They rank equal in right of payment with our existing and future

Index

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

At any time prior to May 15, 2016, we may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest.  At any time and from time to time on or after May 15, 2016, we may redeem the Senior Notes, in whole or in part, at the redemption prices specified in the Indenture plus accrued and unpaid interest.  At any time prior to May 15, 2015, we may redeem up to 35% of the Senior Notes from the proceeds of certain equity offerings.  There is no sinking fund for the Senior Notes.

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

On September 4, 2012, we initiated a repurchase of $1.5 million of the Senior Notes.  The repurchase did not settle until September 7, 2012.  As a result, the amount repurchased, along with a pro rata portion of the associated unamortized discount, is included within the Current portion of long-term debt, including capital leases caption in our September 4, 2012 Condensed Consolidated Balance Sheet.

On December 1, 2010, we entered into a five-year revolving credit agreement (the “Credit Facility”), under which we could borrow up to $320.0 million with the option to increase our capacity by $50.0 million to $370.0 million.  On May 14, 2012, we entered into the second amendment to our revolving credit facility to, among other things, reduce the maximum aggregate revolving commitment to $200.0 million, secure the revolving credit facility with a lien over the equity interests of certain subsidiaries, modify certain financial covenants and ratios and permit the issuance of the Senior Notes.

The terms of the Credit Facility provide for a $40.0 million letter of credit subcommitment.  The Credit Facility also includes a $50.0 million franchise facility subcommitment (the “Franchise Facility Subcommitment”), which covered our previous guarantees of franchise debt.  The Franchise Facility Subcommitment matures not later than December 1, 2015.  All amounts guaranteed under the Franchise Facility Subcommitment have been settled.

Index

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

Under the terms of the Credit Facility, we had no borrowings outstanding at either September 4, 2012 or June 5, 2012.  After consideration of letters of credit outstanding, we had $189.7 million available under the Credit Facility as of September 4, 2012.

The Credit Facility contains a number of customary affirmative and negative covenants that, among others, limit or restrict our ability to incur liens, engage in mergers or other fundamental changes, make acquisitions, investments, loans and advances, pay dividends or other distributions, sell or otherwise dispose of certain assets, engage in certain transactions with affiliates, enter into burdensome agreements or certain hedging agreements, amend organizational documents, change accounting practices, incur additional indebtedness and prepay other indebtedness.  In addition, under the Credit Facility, we are required to comply with financial covenants relating to the maintenance of a maximum leverage ratio and a minimum fixed charge coverage ratio and we were in compliance with these financial covenants as of September 4, 2012.  The terms of the Credit Facility require us to maintain a maximum leverage ratio of no more than 4.5 to 1.0 through the fiscal quarter ending on or about June 4, 2013 and 4.25 to 1.0 thereafter and a minimum fixed charge coverage ratio of 1.75 to 1.0 through and including the fiscal quarter ending on or about June 3, 2014 and 1.85 to 1.0 thereafter.

The Credit Facility terminates on December 1, 2015.  Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Facility and any ancillary loan documents.

Our $75.4 million in mortgage loan obligations as of September 4, 2012 consists of various loans acquired upon franchise acquisitions.  These loans, which mature between November 2012 and November 2022, have balances which range from negligible to $8.3 million and interest rates of 3.94% to 11.28%.  Many of the properties acquired from franchisees collateralize the loans outstanding.

During the 13 weeks ended September 4, 2012, we spent $2.3 million to repurchase 0.4 million shares of RTI common stock.  As of September 4, 2012, the total number of remaining shares authorized to be repurchased was 5.6 million.  We spent $18.4 million to repurchase 2.0 million shares of RTI common stock during the 13 weeks ended August 30, 2011.

Index

During the remainder of fiscal 2013, we expect to fund operations, capital expansion, stock repurchases, and any other investments from cash currently on hand, operating cash flows, our Credit Facility, and proceeds from sale-leaseback transactions.

Significant Contractual Obligations and Commercial Commitments

Long-term financial obligations were as follows as of September 4, 2012 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Notes payable and other long-term debt, including
current maturities (a)	$73,850	$9,832	$19,940	$23,258	$20,820
Senior unsecured notes (a)	250,000	1,500	–	–	248,500
Interest (b)	176,269	24,593	46,847	43,351	61,478
Operating leases (c)	380,790	46,077	82,352	67,440	184,921
Purchase obligations (d)	97,859	55,457	25,052	17,350	–
Pension obligations (e)	40,804	11,430	6,135	8,915	14,324
Total (f)	$1,019,572	$148,889	$180,326	$160,314	$530,043

(a)	See Note H to the Condensed Consolidated Financial Statements for more information.
(b)
Amounts represent contractual interest payments on our fixed-rate debt instruments.  Interest payments on our variable-rate notes payable with balances of $4.4 million as of September 4, 2012 have been excluded from the amounts shown above, primarily because the balances outstanding can fluctuate monthly.  Additionally, the amounts shown above include interest payments on the Senior Notes at the current interest rate of 7.625%, respectively.

(c)
This amount includes operating leases totaling $1.3 million for which sublease income from franchisees or others is expected.  Certain of these leases obligate us to pay maintenance costs, utilities, real estate taxes, and insurance, which are excluded from the amounts shown above.  See Note G to the Condensed Consolidated Financial Statements for more information.

(d)	The amounts for purchase obligations include cash commitments under contract for food items and supplies, advertising, utility contracts, and other miscellaneous commitments.
(e)	See Note J to the Condensed Consolidated Financial Statements for more information.
(f)	This amount excludes $10.1 million of unrecognized tax benefits due to the uncertainty regarding the timing of future cash outflows associated with such obligations.

Commercial Commitments as of September 4, 2012 (in thousands):

Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	Years	years	Years
Letters of credit	$ 10,317	$ 10,317	$ –	$ –	$ –
Divestiture guarantees	7,734	887	1,708	1,934	3,205
Total	$ 18,051	$ 11,204	$ 1,708	$ 1,934	$ 3,205

At September 4, 2012, we had divestiture guarantees, which arose in fiscal 1996, when our shareholders approved the distribution of our family dining restaurant business (Morrison Fresh Cooking, Inc., “MFC”) and our health care food and nutrition services business (Morrison Health Care, Inc., “MHC”). Subsequent to that date Piccadilly Cafeterias, Inc. (“Piccadilly”) acquired MFC and Compass Group (“Compass”) acquired MHC. As agreed upon at the time of the distribution, we have been contingently liable for payments to MFC and MHC employees retiring under MFC’s and MHC’s versions of the Management Retirement Plan and the Executive Supplemental Pension Plan (the two non-qualified defined benefit plans) for the accrued benefits earned by those participants as of March 1996.

We estimated our divestiture guarantees at September 4, 2012 to be $6.9 million for employee benefit plans (all of which resides with MHC following Piccadilly’s bankruptcy in fiscal 2004).  We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

Index

Accounting Pronouncements Adopted in Fiscal 2013
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

In September 2011, the FASB issued guidance modifying the impairment test for goodwill by allowing businesses to first decide whether they need to do the two-step impairment test.  Under the guidance, a business no longer has to calculate the fair value of a reporting unit unless it believes it is very likely that the reporting unit’s fair value is less than the carrying value.  The guidance is effective for impairment tests for fiscal years beginning after December 15, 2011 (our fiscal 2013 first quarter).  The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements.

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

Known Events, Uncertainties and Trends:

Financial Strategy and Stock Repurchase Plan
Our financial strategy is to utilize a prudent amount of debt, including operating leases, letters of credit, and any guarantees, to minimize the weighted average cost of capital while allowing financial flexibility.  This strategy has periodically allowed us to repurchase RTI common stock.  During the first quarter of fiscal 2013, we repurchased 0.4 million shares of RTI common stock at an aggregate cost of $2.3 million.  As of September 4, 2012, the total number of remaining shares authorized to be repurchased was 5.6 million.  To the extent not funded with cash on hand or cash from operating activities, additional repurchases, if any, may be funded by sale-leaseback transactions and borrowings on the Credit Facility.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Repurchases of Senior Notes
On August 10, 2012, we entered into an amendment of our Credit Facility which allows us to prepay up to $15.0 million of indebtedness in any fiscal year to various holders of the Senior Notes.  As discussed in Notes H and P to the Condensed Consolidated Financial Statements, we repurchased $1.5 million of the Senior Notes on September 7, 2012 for $1.4 million plus a negligible amount of accrued interest.  We realized a negligible gain on this transaction.  As of the date of this filing, we may repurchase an additional $13.5 million of the Senior Notes during the remainder of fiscal 2013.  Any future repurchases of the Senior Notes, if any, will be funded with available cash on hand.

Step Down of Chief Executive Officer
On June 6, 2012, we announced that Samuel E. Beall, III, our founder, President, Chief Executive Officer, and Chairman of the Board of Directors, has decided to step down from management and the Board of Directors.  Mr. Beall intends to step down once the Company names his successor.

We anticipate that Mr. Beall will step down from management and the Board of Directors prior to or on November 30, 2012.  Mr. Beall is entitled to receive his entire $8.1 million pension payment in a lump-sum six months following his retirement and we therefore expect that this payment will be made later in fiscal 2013.  Due to the significance of Mr. Beall’s lump-sum payment to the Executive Supplemental Pension Plan liability as a whole, the payment will constitute a partial plan settlement which will require a special valuation.  In addition to the expense we routinely record for the Executive Supplemental Pension Plan, a

Index

charge estimated to approximate $2.8 million will then be recorded, representing the recognition of a pro rata portion (calculated as the percentage reduction in the projected benefit obligation due to the lump-sum payment) of the then unrecognized loss recorded within accumulated other comprehensive income.

Possible Second Tranche of Sale-Leaseback Transactions
Over the last four fiscal quarters, we have been pursuing sale-leaseback transactions on a portion of our real estate in order to create financial flexibility.  We are targeting to raise approximately $55.0 million of gross proceeds from such sale-leaseback transactions, of which $42.5 million had been raised as of September 4, 2012, which was utilized for general corporate purposes, including the repurchase of shares of our common stock and debt reduction.  Since that date, we have raised an additional $7.5 million.

Given our viewpoint that capitalization rates remain favorable, we are now pursuing a smaller second tranche of up to 20 sale-leaseback properties in order to raise additional proceeds.  We anticipate the second tranche of sale-leaseback transactions to be completed over the next three to five fiscal quarters.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk
We are exposed to market risk from fluctuations in interest rates and changes in commodity prices.  The interest rate charged on our Credit Facility can vary based on the interest rate option we choose to utilize.  Our Base Rate for borrowings is defined to be the higher of Bank of America’s prime lending rate, the Federal Funds Rate plus 0.5%, or an adjusted LIBO Rate plus 1.00%, plus an applicable margin ranging from 0.25% to 1.50%.  The applicable margin for our Eurodollar Borrowings ranges from 1.25% to 2.50%.  As of September 4, 2012, the total amount of outstanding debt subject to interest rate fluctuations was $4.4 million.  A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of an insignificant amount per year, assuming a consistent capital structure.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 4, 2012.

Index

Changes in Internal Controls
During the fiscal quarter ended September 4, 2012, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business, including claims relating to injury or wrongful death under “dram shop” laws, workers’ compensation and employment matters, claims relating to lease and contractual obligations, and claims from guests alleging illness or injury.  We provide reserves for such claims when payment is probable and estimable in accordance with U.S. generally accepted accounting principles.  At this time, in the opinion of management, the ultimate resolution of pending legal proceedings will not have a material adverse effect on our consolidated operations, financial position, or cash flows.  See Note M to the Condensed Consolidated Financial Statements for further information about our legal proceedings as of September 4, 2012.

ITEM 1A.  RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended June 5, 2012 in Part I, Item 1A. Risk Factors.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information regarding purchases of our common stock made by us during the first quarter ending September 4, 2012:

	(a)	(b)	(c)	(d)
	Total number	Average	Total number of shares	Maximum number of shares
	of shares	price paid	purchased as part of publicly	that may yet be purchased
Period	purchased (1)	per share	announced plans or programs (1)	under the plans or programs (2)

Month #1
(June 6 to July 10)	–	–	–	5,919,227
Month #2
(July 11 to August 7)	174,500	$6.12	174,500	5,744,727
Month #3
(August 8 to September 4)	189,309	$6.75	189,309	5,555,418

(1) No shares were repurchased other than through our publicly-announced repurchase programs and authorizations during the first quarter of our year ending June 4, 2013.

(2) As of September 4, 2012, 5.6 million shares remained available for purchase under existing programs.  The timing, price, quantity, and manner of the purchases to be made are at the discretion of management upon instruction from the Board of Directors, depending upon market conditions.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Index
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAEFTY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

 Exhibit No.

10.1		Form of Service-Based Restricted Stock Award.

10.2		Form of Performance-Based Restricted Stock Award.

10.3		Form of Performance-Based Cash Incentive Award.

10.4		Form of Restricted Stock Award for Directors.

31.1		Certification of Samuel E. Beall, III, Chairman of the Board, President, and Chief Executive Officer.

31.2		Certification of Michael O. Moore, Executive Vice President, Chief Financial Officer.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

10	1.INS	XBRL Instance Document.

10	1.SCH	XBRL Schema Document.

10	1.CAL	XBRL Calculation Linkbase Document.

10	1.DEF	XBRL Definition Linkbase Document.

10	1.LAB	XBRL Labels Linkbase Document.

10	1.PRE	XBRL Presentation Linkbase Document.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.
(Registrant)

Date: October 11, 2012	BY: /s/ MICHAEL O. MOORE —————————————— Michael O. Moore Executive Vice President – Chief Financial Officer, Treasurer, and Assistant Secretary (Principal Financial Officer)

Date: October 11, 2012	BY: /s/ FRANKLIN E. SOUTHALL, JR. ————————————————— Franklin E. Southall, Jr. Vice President – Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)