Form 10-Q
period 2012-12-04
RUBY TUESDAY INC
filed 2013-01-11
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  December 4, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                                                                         Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)                         Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

61,695,565
(Number of shares of common stock, $0.01 par value, outstanding as of January 8, 2013)

RUBY TUESDAY, INC.

Index

Special Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains various forward-looking statements, which represent our expectations or beliefs concerning future events, including one or more of the following:  future financial performance and restaurant growth (both Company-owned and franchised), future capital expenditures, future borrowings and repayments of debt, availability of financing on terms attractive to the Company, payment of dividends, stock and bond repurchases, restaurant acquisitions, conversions of Company-owned restaurants to other dining concepts, and changes in senior management and in the Board of Directors.  We caution the reader that a number of important factors and uncertainties could, individually or in the aggregate, cause our actual results to differ materially from those included in the forward-looking statements (such statements include, but are not limited to, statements relating to cost savings that we estimate may result from any programs we implement, our estimates of future capital spending and free cash flow, our targets for annual growth in same-restaurant sales and average annual sales per restaurant, and the benefits of our television marketing), including, without limitation, the following:

•	general economic conditions;

•	changes in promotional, couponing and advertising strategies;

•	changes in our guests’ disposable income;

•	consumer spending trends and habits;

•	increased competition in the restaurant market;

•	laws and regulations affecting labor and employee benefit costs, including further potential increases in state and federally mandated minimum wages, and healthcare reform;

•	guests’ acceptance of changes in menu items;

•	guests’ acceptance of our development prototypes and remodeled restaurants;

•	our ability to successfully integrate acquired companies;

•	mall-traffic trends;

•	changes in the availability and cost of capital;

•	weather conditions in the regions in which Company-owned and franchised restaurants are operated;

•	costs and availability of food and beverage inventory;

•	our ability to attract and retain qualified managers, franchisees and team members;

•	impact of adoption of new accounting standards;

•	impact of food-borne illnesses resulting from an outbreak at either one of our restaurant concepts or other competing restaurant concepts;

•	our ability to complete our planned sale-leaseback transactions;

•	effects of actual or threatened future terrorist attacks in the United States; and

•	significant fluctuations in energy prices.

Index

PART I — FINANCIAL INFORMATION
ITEM 1.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	DECEMBER 4,	JUNE 5,
	2012	2012

Assets	(NOTE A)
Current assets:
Cash and cash equivalents	$25,594	$48,184
Accounts receivable	6,772	4,700
Inventories:
Merchandise	30,096	19,918
China, silver and supplies	9,249	9,112
Income tax receivable	1,822	837
Deferred income taxes	30,074	27,134
Prepaid rent and other expenses	12,815	13,670
Assets held for sale	4,178	4,713
Total current assets	120,600	128,268

Property and equipment, net	910,898	966,605
Goodwill	9,022	7,989
Other assets	68,620	70,675
Total assets	$1,109,140	$1,173,537
Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable	$28,641	$34,948
Accrued liabilities:
Taxes, other than income and payroll	12,049	14,475
Payroll and related costs	30,853	32,546
Insurance	7,702	7,433
Deferred revenue – gift cards	13,502	8,758
Rent and other	20,700	21,610
Current portion of long-term debt, including capital leases	9,988	12,454
Total current liabilities	123,435	132,224

Long-term debt and capital leases, less current maturities	298,709	314,209
Deferred income taxes	19,858	37,567
Deferred escalating minimum rent	46,465	45,259
Other deferred liabilities	74,752	68,054
Total liabilities	563,219	597,313

Commitments and contingencies (Note L)

Shareholders’ equity:
Common stock, $0.01 par value; (authorized: 100,000 shares;
issued: 62,095 shares at 12/04/12; 64,038 shares at 6/05/12)	621	640
Capital in excess of par value	72,281	90,856
Retained earnings	486,516	498,985
Deferred compensation liability payable in
Company stock	1,063	1,008
Company stock held by Deferred Compensation Plan	(1,063)	(1,008)
Accumulated other comprehensive loss	(13,497)	(14,257)
Total shareholders’ equity	545,921	576,224

Total liabilities & shareholders’ equity	$1,109,140	$1,173,537

                   The accompanying notes are an integral part of the condensed consolidated financial statements.

Index

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS)/INCOME
(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	DECEMBER 4,	NOVEMBER 29,	DECEMBER 4,	NOVEMBER 29,
	2012	2011	2012	2011
	(NOTE A)		(NOTE A)
Revenue:

Restaurant sales and operating revenue	$302,753	$306,155	$634,018	$635,009
Franchise revenue	1,480	1,250	3,136	2,741
	304,233	307,405	637,154	637,750
Operating costs and expenses:
Cost of merchandise	84,297	91,562	173,822	189,137
Payroll and related costs	102,788	105,814	212,022	216,675
Other restaurant operating costs	66,996	64,801	134,152	133,538
Depreciation	15,120	16,414	30,512	32,700
Selling, general and administrative, net	38,958	25,410	82,387	53,797
Closures and impairments	18,251	653	19,375	1,098
Interest expense, net	7,181	4,498	13,971	8,895
Gain on extinguishment of debt	(571)	–	(571)	–
	333,020	309,152	665,670	635,840
(Loss)/income before income taxes	(28,787)	(1,747)	(28,516)	1,910
(Benefit)/provision for income taxes	(13,719)	254	(16,047)	818

Net (loss)/income	$(15,068)	$(2,001)	$(12,469)	$1,092

Other comprehensive income:
Pension liability reclassification, net of tax	380	308	761	616
Total comprehensive (loss)/income	$(14,688)	$(1,693)	$(11,708)	$1,708

(Loss)/earnings per share:

Basic	$(0.24)	$(0.03)	$(0.20)	$0.02

Diluted	$(0.24)	$(0.03)	$(0.20)	$0.02

Weighted average shares:

Basic	62,005	62,598	62,409	63,177

Diluted	62,005	62,598	62,409	63,729

Cash dividends declared per share	$-	$-	$-	$-

                 The accompanying notes are an integral part of the condensed consolidated financial statements.

Index

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

(UNAUDITED)

	TWENTY-SIX WEEKS ENDED
	DECEMBER 4, 2012	NOVEMBER 29, 2011

	(NOTE A)
Operating activities:
Net (loss)/income	$(12,469)	$1,092
Adjustments to reconcile net (loss)/income to net cash
provided by operating activities:
Depreciation	30,512	32,700
Amortization of intangibles	1,691	1,036
Deferred income taxes	(21,407)	(211)
Loss on impairments, including disposition of assets	18,756	1,028
Share-based compensation expense	1,609	3,528
Excess tax benefits from share-based compensation	(11)	(24)
Amortization of deferred gain on sale-leaseback transactions	(331)	–
Other	490	305
Changes in operating assets and liabilities:
Receivables	(2,071)	(1,292)
Inventories	(10,315)	(3,929)
Income taxes	(985)	(601)
Prepaid and other assets	91	2,699
Accounts payable, accrued and other liabilities	(4,951)	654
Net cash provided by operating activities	609	36,985

Investing activities:
Purchases of property and equipment	(18,505)	(20,664)
Proceeds from sale-leaseback transactions, net	30,408	–
Proceeds from disposal of assets	2,085	1,527
Insurance proceeds from property claims	–	1,548
Reductions/(increases) in Deferred Compensation Plan assets	498	(76)
Other, net	(372)	(217)
Net cash provided/(used) by investing activities	14,114	(17,882)

Financing activities:
Net proceeds from revolving credit facility	–	5,000
Principal payments on other long-term debt	(17,485)	(6,645)
Stock repurchases	(20,012)	(18,441)
Proceeds from exercise of stock options	173	123
Excess tax benefits from share-based compensation	11	24
Net cash used by financing activities	(37,313)	(19,939)

Decrease in cash and cash equivalents	(22,590)	(836)
Cash and cash equivalents:
Beginning of year	48,184	9,722
End of year	$25,594	$8,886

Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amount capitalized	$12,806	$8,640
Income taxes, net	$3,517	$1,151
Significant non-cash investing and financing activities:
Retirement of fully depreciated assets	$38,490	$5,168
Reclassification of properties to assets held for sale	$763	$2,705

                 The accompanying notes are an integral part of the condensed consolidated financial statements.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we,” and/or “our”), owns and operates Ruby Tuesday®, Lime Fresh Mexican Grill® (“Lime Fresh”), Marlin & Ray’s™, and Wok Hay® casual dining restaurants.  We also operate Truffles® restaurants pursuant to a license agreement and franchise the Ruby Tuesday, Lime Fresh, and Wok Hay concepts in selected domestic and international markets.  The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Operating results for the 13- and 26-week periods ended December 4, 2012 are not necessarily indicative of results that may be expected for the 52-week year ending June 4, 2013.

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

Immaterial Reclassifications and Corrections of Prior Period Condensed Consolidated Statement of Operations and Comprehensive (Loss)/Income

As shown in the tables below, we made the following reclassifications and/or corrections to our Condensed Consolidated Statement of Operations and Comprehensive (Loss)/Income for the 13 and 26 weeks ended November 29, 2011 (in thousands):

•	reclassified certain non-restaurant related sales from Restaurant sales and operating revenue to Selling, general, and administrative, net;
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

•	reclassified certain expenses not directly related to restaurant operations from Other restaurant operating costs to Selling, general and administrative, net; and
•	corrected amortization expense of debt issuance costs and fees relating to our revolving credit facility from Other restaurant operating costs to Interest expense, net.

	As presented - Thirteen weeks ended November 29, 2011	Reclassifications and Corrections	As adjusted - Thirteen weeks ended November 29, 2011
Restaurant sales and operating revenue	$ 306,203	$ (48)	$ 306,155
Payroll and related costs	107,777	(1,963)	105,814
Other restaurant operating costs	65,429	(628)	64,801
Selling, general and administrative, net	23,386	2,024	25,410
Interest expense, net	3,979	519	4,498
Loss before income taxes	(1,747)	0	(1,747)

Index

	As presented - Twenty-six weeks ended November 29, 2011	Reclassifications and Corrections	As adjusted - Twenty-six weeks ended November 29, 2011
Restaurant sales and operating revenue	$ 635,057	$ (48)	$ 635,009
Payroll and related costs	220,764	(4,089)	216,675
Other restaurant operating costs	134,084	(546)	133,538
Selling, general and administrative, net	50,162	3,635	53,797
Interest expense, net	7,943	952	8,895
Income before income taxes	1,910	0	1,910

We made these reclassifications and corrections as we believe that reporting these amounts as shown above will more accurately reflect the nature of the expenses in our Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income and are necessary to conform to the current period presentation and GAAP.  We have determined the reclassifications and corrections made to the prior period Condensed Consolidated Statement of Operations and Comprehensive (Loss)/Income in previous filings to be immaterial.

NOTE B – (LOSS)/EARNINGS PER SHARE AND STOCK REPURCHASES

Basic (loss)/earnings per share is computed by dividing net (loss)/income by the weighted average number of common shares outstanding during each period presented.  Diluted (loss)/earnings per share gives effect to stock options and restricted stock outstanding during the applicable periods, if dilutive.  The following table reflects the calculation of weighted-average common and dilutive potential common shares outstanding as presented in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income (in thousands, except per-share data):

	Thirteen weeks ended		Twenty-six weeks ended
	December 4, 2012	November 29, 2011	December 4, 2012	November 29, 2011
Net (loss)/income	$(15,068)	$(2,001)	$(12,469)	$1,092

Weighted-average common
shares outstanding	62,005	62,598	62,409	63,177
Dilutive effect of stock
options and restricted stock	–	–	–	552
Weighted average common
and dilutive potential
common shares outstanding	62,005	62,598	62,409	63,729
Basic (loss)/earnings per share	$(0.24)	$(0.03)	$(0.20)	$0.02
Diluted (loss)/earnings per share	$(0.24)	$(0.03)	$(0.20)	$0.02

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

	Thirteen weeks ended				Twenty-six weeks ended
	December 4, 2012		November 29, 2011		December 4, 2012		November 29, 2011
Stock options	3,371	*	3,404	*	3,002	*	2,074
Restricted shares	1,647	*	1,143	*	1,376	*	899
Total	5,018		4,547		4,378		2,973
* Due to a net loss for the 13 weeks ended December 4, 2012 and November 29, 2011 as well as for the 26 weeks ended December 4, 2012, all then outstanding share-based awards were excluded from the computation of diluted loss per share.

During the first 26 weeks of fiscal 2013, we repurchased 2.8 million shares of our common stock at a cost of $20.0 million.  As of December 4, 2012, the total number of remaining shares authorized by our Board

Index

of Directors to be repurchased was 3.1 million.  All shares repurchased during the 26 week period were cancelled as of December 4, 2012.

NOTE C – FRANCHISE PROGRAMS

As of December 4, 2012, our domestic and international franchisees collectively operated 77 Ruby Tuesday restaurants and five Lime Fresh restaurants.  We do not own any equity interest in our franchisees.

Under the terms of the franchise operating agreements, we charge a royalty fee (generally 4.0% of monthly sales) and require all domestic franchisees to contribute a percentage, currently 2.25%, of monthly gross sales to a national advertising fund formed to cover their pro rata portion of the production and airing costs associated with our national advertising campaign.  Under the terms of those agreements, we can charge up to 3.0% of monthly gross sales for this national advertising fund.

Advertising amounts received from domestic franchisees are considered by RTI to be reimbursements, recorded on an accrual basis as earned, and have been netted against selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income.

In addition to the royalty and advertising fees discussed above, our franchise agreements allow us to charge up to a 1.5% support service fee and a 1.5% marketing and purchasing fee.  For the 13 and 26 weeks ended December 4, 2012 and November 29, 2011, we recorded $0.1 million and $0.4 million, respectively in fiscal 2013, and $0.3 million and $0.6 million, respectively in fiscal 2012, in support service and marketing and purchasing fees, which were an offset to Selling, general and administrative, net in our Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income.

NOTE D – ACCOUNTS RECEIVABLE

Accounts receivable – current consist of the following (in thousands):

	December 4, 2012	June 5, 2012

Rebates receivable	$832	$923
Amounts due from franchisees	770	770
Other receivables	5,170	3,007
	$6,772	$4,700

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

As of December 4, 2012 and June 5, 2012, Other receivables consisted primarily of amounts due for third-party gift card sales ($2.2 million and $1.3 million, respectively), a receivable due from a third-party maintenance provider in connection with a contract settlement ($1.4 million as of December 4, 2012 only), and amounts due from our distributor ($1.1 million and $0.9 million, respectively).

On June 20, 2012, RT Midwest Holdings, LLC, RT Chicago Franchise, LLC, RT Midwest Real Estate, LLC, and RT Northern Illinois Franchise, LLC (collectively “RT Midwest”), filed for Chapter 11 protection in the United States Bankruptcy Court for the District of Minnesota.  RT Midwest is a franchisee which operated 13 restaurants and had indebtedness of $2.3 million owed to RTI at the time of the Chapter 11 filing.  During the fourth quarter of fiscal 2012, we wrote off the $2.3 million in franchise fee receivables due from RT Midwest and the associated unearned franchise fees in anticipation of the Chapter 11 filing.  See Note H to the Condensed Consolidated Financial Statements for a discussion of closed restaurant lease reserve charges recorded during the first quarter of fiscal 2013 in connection with a subleased restaurant that RT Midwest closed during that quarter.

Index

NOTE E – INVENTORIES

Our merchandise inventory was $30.1 million and $19.9 million as of December 4, 2012 and June 5, 2012, respectively.  In order to ensure adequate supply and competitive pricing, we purchase lobster and crab in advance of our needs and store it in third-party facilities prior to our distributor taking possession of the inventory.  The increase in merchandise inventory from the end of the prior fiscal year is due primarily to advance purchases of lobster and crab in part to ensure adequate supply.

NOTE F – PROPERTY, EQUIPMENT, ASSETS HELD FOR SALE, OPERATING LEASES, AND SALE-LEASEBACK TRANSACTIONS

Property and equipment, net, is comprised of the following (in thousands):

	December 4, 2012	June 5, 2012
Land	$235,522	$244,498
Buildings	468,474	494,537
Improvements	408,436	421,143
Restaurant equipment	255,228	276,576
Other equipment	90,916	95,400
Construction in progress and other*	28,906	26,473
	1,487,482	1,558,627
Less accumulated depreciation	576,584	592,022
	$910,898	$966,605

* Included in Construction in progress and other as of December 4, 2012 and June 5, 2012 are $19.1 million and $21.8 million, respectively, of assets held for sale that are not classified as such in the Condensed Consolidated Balance Sheets as we do not expect to sell these assets within the next 12 months.  These assets primarily consist of parcels of land upon which we have no intention to build restaurants.

Included within the current assets section of our Condensed Consolidated Balance Sheets at December 4, 2012 and June 5, 2012 are amounts classified as held for sale totaling $4.2 million and $4.7 million, respectively.  Assets held for sale primarily consist of parcels of land upon which we have no intention to build restaurants, land and buildings of closed restaurants, and various liquor licenses.  During the 13 and 26 weeks ended December 4, 2012, we sold surplus properties with carrying values of $1.6 million at net gains of $0.5 million for both periods.  Cash proceeds, net of broker fees, from these sales during the 13 and 26 weeks ended December 4, 2012 totaled $2.1 million for both periods.  During the 13 and 26 weeks ended November 29, 2011, we sold surplus properties with carrying values of $1.5 million for both periods, at net gains that were negligible and $0.1 million, respectively.  Cash proceeds, net of broker fees, from these sales during the 13 and 26 weeks ended November 29, 2011 totaled $1.5 million for both periods.

Approximately 55% of our 742 restaurants are located on leased properties.  Of these, approximately 66% are land leases only; the other 34% are for both land and building.  The initial terms of these leases expire at various dates over the next 24 years.  These leases may also contain required increases in minimum rent at varying times during the lease term and have options to extend the terms of the leases at a rate that is included in the original lease agreement.  Most of our leases require the payment of additional (contingent) rent that is based upon a percentage of restaurant sales above agreed upon sales levels for the year.  These sales levels vary for each restaurant and are established in the lease agreements.  We recognize contingent rental expense (in annual as well as interim periods) prior to the achievement of the specified target that triggers the contingent rental expense, provided that achievement of that target is considered probable.

During the 13 and 26 weeks ended December 4, 2012, we completed sale-leaseback transactions of the land and building for five and 14 Company-owned Ruby Tuesday concept restaurants, respectively, for gross cash proceeds of $11.7 million and $32.0 million, respectively, exclusive of transaction costs of approximately $0.6 million and $1.6 million, respectively.  Equipment was not included.  The carrying value of the properties sold was $8.4 million and $22.7 million, respectively.  The leases have been classified as operating leases and have initial terms of 15 years, with fair market value-based renewal

Index

options of up to 20 years.  Net proceeds from the sale-leaseback transactions were used for general corporate purposes, including the repurchase of shares of our common stock, and debt payments.

We realized gains on these transactions during the 13 and 26 weeks ended December 4, 2012 of $2.7 million and $7.7 million, respectively, which have been deferred and are being recognized on a straight-line basis over the lease term.  The current portion of the deferred gains on all sale-leaseback transactions to date was $0.8 million and $0.3 million as of December 4, 2012 and June 5, 2012, respectively, and is included in Accrued liabilities – Rent and other in our Condensed Consolidated Balance Sheets.  The long-term portion of the deferred gains on all sale-leaseback transactions to date was $11.1 million and $4.2 million as of December 4, 2012 and June 5, 2012, respectively, and is included in Other deferred liabilities in our Condensed Consolidated Balance Sheets.  Amortization of the deferred gains of $0.2 million and $0.3 million is included within Other restaurant operating costs in our Condensed Consolidated Statement of Operations and Comprehensive (Loss)/Income for the 13 and 26 weeks ended December 4, 2012, respectively.

NOTE G – LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

	December 4, 2012	June 5, 2012
Senior unsecured notes	$238,500	$250,000
Unamortized discount	(3,296)	(3,646)
Senior unsecured notes less unamortized discount	235,204	246,354
Mortgage loan obligations	73,305	80,076
Capital lease obligations	188	233
	308,697	326,663
Less current maturities	9,988	12,454
	$298,709	$314,209

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

Interest on the Senior Notes is calculated at 7.625% per annum, payable semiannually on each May 15 and November 15, commencing November 15, 2012, to holders of record on the May 1 or November 1 immediately preceding the interest payment date.  Accrued interest on the Senior Notes and our other long-term debt and capital lease obligations is included in Accrued liabilities – Rent and other in our Condensed Consolidated Balance Sheets.  The Senior Notes mature on May 15, 2020.

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

Index

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

On August 10, 2012, we entered into the third amendment to our five-year revolving credit agreement (the “Credit Facility” discussed below) which, among other things, allows us to repurchase up to $15.0 million of the Senior Notes in any fiscal year.  During the first 26 weeks of fiscal 2013, we repurchased $11.5 million of the Senior Notes for $10.9 million plus a negligible amount of accrued interest.  We realized a gain of $0.6 million on these transactions.  The balance on the Senior Notes was $238.5 million at December 4, 2012 as a result of these repurchases.  As of December 4, 2012, we may repurchase an additional $3.5 million of the Senior Notes during the remainder of fiscal 2013.

On December 1, 2010, we entered into the Credit Facility, under which we could borrow up to $320.0 million with the option to increase our capacity by $50.0 million to $370.0 million.  On May 14, 2012, we entered into the second amendment to our revolving credit facility to, among other things, reduce the maximum aggregate revolving commitment to $200.0 million, secure the revolving credit facility with a lien over the equity interests of certain subsidiaries, modify certain financial covenants and ratios and permit the issuance of the Senior Notes.

The terms of the Credit Facility provide for a $40.0 million letter of credit subcommitment.  The Credit Facility also includes a $50.0 million franchise facility subcommitment (the “Franchise Facility Subcommitment”), which covered our previous guarantees of franchise debt.  The Franchise Facility Subcommitment matures no later than December 1, 2015.  All amounts guaranteed under the Franchise Facility Subcommitment have been settled.

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

Index

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

Under the terms of the Credit Facility, we had no borrowings outstanding at either December 4, 2012 or June 5, 2012.  After consideration of letters of credit outstanding, we had $189.8 million available under the Credit Facility as of December 4, 2012.

The Credit Facility contains a number of customary affirmative and negative covenants that, among others, limit or restrict our ability to incur liens, engage in mergers or other fundamental changes, make acquisitions, investments, loans and advances, pay dividends or other distributions, sell or otherwise dispose of certain assets, engage in certain transactions with affiliates, enter into burdensome agreements or certain hedging agreements, amend organizational documents, change accounting practices, incur additional indebtedness and prepay other indebtedness.  In addition, under the Credit Facility, we are required to comply with financial covenants relating to the maintenance of a maximum leverage ratio and a minimum fixed charge coverage ratio and we were in compliance with these financial covenants as of December 4, 2012.  The terms of the Credit Facility require us to maintain a maximum leverage ratio of no more than 4.5 to 1.0 through the fiscal quarter ending on or about June 4, 2013 and 4.25 to 1.0 thereafter and a minimum fixed charge coverage ratio of 1.75 to 1.0 through and including the fiscal quarter ending on or about June 3, 2014 and 1.85 to 1.0 thereafter.

The Credit Facility terminates on December 1, 2015.  Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Facility and any ancillary loan documents.

Our $73.3 million in mortgage loan obligations as of December 4, 2012 consists of various loans acquired upon franchise acquisitions.  These loans, which mature between March 2013 and November 2022, have balances which range from $0.1 million to $8.2 million and interest rates of 3.91% to 11.28%.  Many of the properties acquired from franchisees collateralize the loans outstanding.

NOTE H – CLOSURES AND IMPAIRMENTS EXPENSE

As discussed further in Note P to the Condensed Consolidated Financial Statements, in an effort to focus on the successful sales turnaround of our core Ruby Tuesday concept and position our Lime Fresh concept for long-term success as a growth vehicle, on January 9, 2013, the Board of Directors of Ruby Tuesday, Inc. approved management’s plan to close all 13 Marlin & Ray’s restaurants in the third quarter of fiscal 2013, as well as the Company’s one Wok Hay restaurant and two of the Lime Fresh Mexican Grill restaurants.   The two Lime Fresh restaurants had been opened by the Company within the last twelve months and were not among those purchased in April 2012.  Additionally, the Company will seek a buyer for its two Truffles Café restaurants.  As a result of this decision, a pre-tax impairment charge of $16.9 million was recognized within Closures and Impairments Expense for the 13 weeks ended December 4, 2012.

Closures and impairment expenses include the following for the 13 and 26 weeks ended December 4, 2012 and November 29, 2011 (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	December 4, 2012	November 29, 2011	December 4, 2012	November 29, 2011
Property impairments	$18,514	$630	$18,962	$836
Closed restaurant lease reserves	(99)	(153)	379	(74)
Other closing costs	343	226	632	416
Gain on sale of surplus properties	(507)	(50)	(598)	(80)
	$18,251	$653	$19,375	$1,098

Index

A rollforward of our future lease obligations associated with closed properties is as follows (in thousands):

Lease Obligations
Balance at June 5, 2012	$6,813
Closing expense including rent and other lease charges	379
Payments	(1,581)
Transfer of deferred escalating minimum rent balance	348
Other adjustments	(19)
Balance at December 4, 2012	$5,940

For the remainder of fiscal 2013 and beyond, our focus will be on obtaining settlements on as many of these leases as possible and these settlements could be higher or lower than the amounts recorded.  The actual amount of any cash payments made by the Company for lease contract termination costs will be dependent upon ongoing negotiations with the landlords of the leased restaurant properties.

Included within closing expense in the table above are $0.2 million in charges we recorded during the first quarter of fiscal 2013 associated with lease obligations on a restaurant subleased to RT Midwest that has closed.  As of December 4, 2012, we subleased to RT Midwest three sites upon which the restaurants are still open.  Cash rents of $0.8 million are required under the terms of the subleases.  Should RT Midwest decide to close any of these restaurants we may incur further lease obligations associated with these subleases.

At December 4, 2012, we had 30 restaurants that had been open more than one year with rolling 12-month negative cash flows, of which 20 have been impaired to salvage value.  Of the 10 which remained, we reviewed the plans to improve cash flows at each of the restaurants and determined that no impairment was necessary.  The remaining net book value of these 10 restaurants was $7.0 million at December 4, 2012.

Should sales at these restaurants not improve within a reasonable period of time, further impairment charges are possible.  Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs, salvage value, and sublease income.  Accordingly, actual results could vary significantly from our estimates.

NOTE I – EMPLOYEE POST-EMPLOYMENT BENEFITS

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

Minimum funding for the Retirement Plan is determined in accordance with the guidelines set forth in employee benefit and tax laws.  From time to time we may contribute additional amounts as we deem appropriate.  We estimate that we will be required to make contributions totaling $0.4 million to the Retirement Plan during the remainder of fiscal 2013.

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

On November 30, 2012, Samuel E. Beall, III, our Chief Executive Officer stepped down from management and the Board of Directors.  Because he is entitled to receive his entire pension payment in a lump-sum six months following his retirement, we have classified an amount representing that pension payment ($8.1 million) into Accrued liabilities – Payroll and related costs in our December 4, 2012 and June 5, 2012 Condensed Consolidated Balance Sheets.

Index

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

The following tables detail the components of net periodic benefit costs and the amounts recognized in our Condensed Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the “Pension Plans”) and the Postretirement Medical and Life Benefits plans (in thousands):

	Pension Benefits
	Thirteen weeks ended		Twenty-six weeks ended
	December 4,	November 29,	December 4,	November 29,
	2012	2011	2012	2011
Service cost	$115	$134	$230	$268
Interest cost	525	576	1,050	1,152
Expected return on plan assets	(102)	(126)	(204)	(252)
Amortization of prior service cost	26	64	52	128
Recognized actuarial loss	565	426	1,130	852
Net periodic benefit cost	$1,129	$1,074	$2,258	$2,148

	Postretirement Medical and Life Benefits
	Thirteen weeks ended		Twenty-six weeks ended
	December 4,	November 29,	December 4,	November 29,
	2012	2011	2012	2011
Service cost	$3	$2	$6	$4
Interest cost	15	18	30	36
Amortization of prior service cost	(14)	(14)	(28)	(28)
Recognized actuarial loss	53	34	106	68
Net periodic benefit cost	$57	$40	$114	$80

(a)	Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

We also sponsor two defined contribution retirement savings plans. Information regarding these plans is included in our Annual Report on Form 10-K for the fiscal year ended June 5, 2012.

Executive Retirement
On June 6, 2012, we announced that Samuel E. Beall, III, our founder, President, Chief Executive Officer, and Chairman of the Board of Directors, decided to step down from management and the Board of Directors.  Mr. Beall stepped down on November 30, 2012.  In connection with a transition agreement between the Company and Mr. Beall, the material terms of which were finalized as of June 5, 2012, we accrued $2.2 million of severance during the fourth quarter of fiscal 2012.  Mr. Beall’s severance payment was paid on December 18, 2012.

As previously mentioned, Mr. Beall will receive a lump sum payment of $8.1 million, representing the full amount due to him under the Executive Supplemental Pension Plan, six-months following his retirement.  As Mr. Beall retired on November 30, 2012, this payment will be required in fiscal 2013.  Due to the significance of this payment to the Executive Supplemental Pension Plan as a whole, the payment will constitute a partial plan settlement which will require a special valuation.  In addition to the expense we routinely record for the Executive Supplemental Pension Plan, a charge estimated to approximate $2.8 million will then be recorded, representing the recognition of a pro rata portion (calculated as the percentage reduction in the projected benefit obligation due to the lump-sum payment) of the then unrecognized loss recorded within accumulated other comprehensive loss.

Index

NOTE J – INCOME TAXES

We had a liability for unrecognized tax benefits of $9.2 million and $6.4 million as of December 4, 2012 and June 5, 2012, respectively.  As of December 4, 2012 and June 5, 2012, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate was $4.0 million and $4.2 million, respectively.  The liability for unrecognized tax benefits as of December 4, 2012 includes $0.9 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations and negotiations with tax authorities.

Interest and penalties related to unrecognized tax benefits are recognized as components of income tax expense.  As of December 4, 2012 and June 5, 2012, we had accrued $1.1 million and $1.0 million, respectively, for the payment of interest and penalties.  During the first 26 weeks of fiscal 2013, accrued interest and penalties increased by $0.1 million, all of which affected the effective tax rate for the same time period.

Under Accounting Standards Codification 740 (“ASC 740”), companies are required to apply their estimated annual tax rate on a year-to-date basis in each interim period.  Under ASC 740, companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable.  In this situation, the interim tax rate should be based on the actual year-to-date results.  Based on our current projections, a small change in pre-tax earnings would result in a material change in the estimated annual effective tax rate, producing significant variations in the customary relationship between income tax expense and pre-tax accounting income in interim periods.  As such, and in contrast with our previous methods of recording income tax expense, we recorded a tax benefit for the first and second quarters of fiscal 2013 based on the actual year-to-date results, in accordance with ASC 740.

We recorded a tax benefit of $13.7 million and $16.0 million during the 13- and 26-week periods ended December 4, 2012, respectively, compared to tax expense of $0.3 million and $0.8 million during the 13- and 26-week periods ended November 29, 2011.  The change in income taxes was attributable to a change in method of recording interim income tax expense as discussed above, coupled with lower pre-tax income for the current year periods as compared to those same periods of the prior year, an increase in the tax benefit of FICA Tip and Work Opportunity credits based on that change in accounting method, and a decrease in unrecognized tax benefits for the quarter.

At December 4, 2012, we are no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2008 with the exception of our fiscal years 2004 and 2005 as a result of fiscal 2009 NOL carryback, and with few exceptions, state and local examinations by tax authorities prior to fiscal year 2008.

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

All options awarded under the Directors’ Plan have been at the fair market value at the time of grant.  A committee, appointed by the Board of Directors, administers the Directors’ Plan.  At December 4, 2012, we had reserved 36,000 shares of common stock under the Directors’ Plan, 35,000 of which were subject to options outstanding, for a net of 1,000 shares of common stock currently available for issuance under the Directors’ Plan.

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

Index

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

At December 4, 2012, we had reserved a total of 4,772,000 and 938,000 shares of common stock for the 2003 SIP and 1996 SIP, respectively.  Of the reserved shares at December 4, 2012, 1,645,000 and 938,000 were subject to options outstanding for the 2003 SIP and 1996 SIP, respectively.  Stock option exercises are settled with the issuance of new shares.  Net shares of common stock available for issuance at December 4, 2012 under the 2003 SIP and 1996 SIP were 3,127,000 and negligible, respectively.

New Chief Executive Officer Awards
On December 1, 2012, James J. Buettgen became President and CEO of the Company.  In connection with Mr. Buettgen’s appointment as CEO, on December 3, 2012 he received an initial award of approximately 68,000 service-based restricted shares and 102,000 performance-based restricted shares, which both cliff vest 2.5 years following the grant date.  Pursuant to the terms of Mr. Buettgen’s employment agreement, the Company has guaranteed the earning of the performance-based restricted shares at the greater of the target value of the award or based on the Company’s achievement of certain performance conditions related to fiscal 2013 performance, which will be measured in the first quarter of fiscal 2014.

In addition to the above, on December 3, 2012, Mr. Buettgen received a one-time make-whole equity award which was comprised of approximately 179,000 service-based restricted shares and 253,000 service-based stock options.  The restricted shares cliff vest 2.5 years following the grant date and the stock options vest in three equal annual installments over three years following the date of grant.

Finally, on that same date, Mr. Buettgen received a one-time high-performance and inducement award which was comprised of approximately 250,000 service-based restricted shares, 250,000 service-based stock options, and 250,000 performance-based stock options.  The restricted shares cliff vest 2.5 years following the grant date and the service-based stock options vest in three equal annual installments over three years following the date of grant.  The performance-based stock options will cliff vest if and when the Company’s stock price appreciates to $14 per share for a period of 20 consecutive days within Mr. Buettgen’s first three years of employment.

Stock Options
The following tables summarize the activity in options for the 26 weeks ended December 4, 2012 under these stock option plans (in thousands, except per-share data):

		Weighted-
		Average
Service-based vesting:	Options	Exercise Price
Balance at June 5, 2012	2,716	$8.79
Granted	503	7.81
Exercised	(28)	6.24
Forfeited	(70)	8.99
Balance at December 4, 2012	3,121	$8.65

Exercisable at December 4, 2012	2,497	$8.79

Index

		Weighted-
		Average
Performance-based vesting:	Options	Exercise Price
Balance at June 5, 2012	–	$–
Granted	250	7.81
Balance at December 4, 2012	250	$7.81

Exercisable at December 4, 2012	–	$–

Included in the outstanding balance shown above are approximately 1.3 million of out-of-the-money options.  Of this amount, 0.2 million of these options expired out-of-the-money subsequent to December 4, 2012.

At December 4, 2012, there was approximately $2.8 million of unrecognized pre-tax compensation expense related to non-vested stock options.  This cost is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock
The following tables summarize our restricted stock activity for the 26 weeks ended December 4, 2012 (in thousands, except per-share data):

		Weighted-Average
	Restricted	Grant-Date
Service-based vesting:	Stock	Fair Value
Non-vested at June 5, 2012	797	$8.37
Granted	773	7.42
Vested	(291)	7.50
Forfeited	–	–
Non-vested at December 4, 2012	1,279	$7.99

		Weighted-Average
	Restricted	Grant-Date
Performance-based vesting:	Stock	Fair Value
Non-vested at June 5, 2012	423	$7.75
Granted	344	6.99
Vested	(85)	7.29
Forfeited	(314)	7.87
Non-vested at December 4, 2012	368	$7.04

The fair values of the restricted share awards reflected above were based on the fair market value of our common stock at the time of grant.  At December 4, 2012, unrecognized compensation expense related to restricted stock grants expected to vest totaled approximately $9.0 million and will be recognized over a weighted average vesting period of approximately 2.5 years.

During the second quarter of fiscal 2013, RTI granted approximately 63,000 restricted shares to non-employee directors under the terms of the Directors’ Plan.  These shares cliff vest over a one year period following grant of the award.

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

Index

NOTE L – COMMITMENTS AND CONTINGENCIES

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

On September 30, 2009, an age discrimination case styled Equal Employment Opportunity Commission (Pittsburgh) v. Ruby Tuesday, Inc., was filed in the United States District Court for the Western District of Pennsylvania.  The U.S. Equal Employment Opportunity Commission (“EEOC”) Pittsburgh Area Office alleges in the suit that the Company was in violation of the Age Discrimination in Employment Act (“ADEA”) by failing to hire employees within the protected age group in five Pennsylvania restaurants and one Ohio restaurant.  On October 19, 2009, the EEOC filed a Notice of an ADEA Directed Investigation (“DI”), regarding potential age discrimination in violation of the ADEA in hiring and discharge for all positions at all restaurant facilities.  We have denied the allegations in the lawsuit and are vigorously defending against both the suit and the DI.  We have filed motions seeking to dismiss the lawsuit based on the EEOC’s failure to conciliate the matter prior to filing suit and objecting to the EEOC filing suit and launching the DI simultaneously.  Discovery is ongoing in both matters.  Despite the pending suit and DI, we do not believe that this matter will have a material adverse effect on our operations, financial position, or cash flows.

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

We believe, and have obtained a consistent opinion from outside counsel, that we have valid coverage under our insurance policies for any amounts in excess of our self-insured retention.  We believe this provides a basis for not recording a liability for any contingency associated with the Maddy settlement.  We further believe we have the right to the indemnification referred to above.  Based on the information currently available, our December 4, 2012 and June 5, 2012 Condensed Consolidated Balance Sheets reflect no accrual relating to the Maddy case.  There can be no assurance, however, that we will be successful in our defense of our carrier’s claim against us.

NOTE M – FAIR VALUE MEASUREMENTS

The following table presents the fair values of our financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall (in thousands):

	Level	December 4, 2012	June 5, 2012
Deferred compensation plan: other investments – Assets	1	$8,240	$7,974
Deferred compensation plan: other investments – Liabilities	1	(8,240)	(7,974)
Deferred compensation plan: RTI common stock – Equity	1	1,063	1,008
Deferred compensation plan: RTI common stock – Equity	1	(1,063)	(1,008)
Total		$–	$–

During the 13 and 26 weeks ended December 4, 2012 and November 29, 2011, there were no transfers among levels within the fair value hierarchy.

The Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (the “Deferred Compensation Plan”) and the Ruby Tuesday, Inc. Restated Deferred Compensation Plan (the “Predecessor Plan”) are unfunded, non-qualified deferred compensation plans for eligible employees.  Assets earmarked to pay benefits under the Deferred Compensation Plan and Predecessor Plan are held by a rabbi trust.  We report the accounts of the

Index

rabbi trust in our Condensed Consolidated Financial Statements.  The investments held by these plans are reported at fair value.  The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, is recorded in Selling, general and administrative expense in the Condensed Consolidated Financial Statements.

The following table presents the fair values for those assets and liabilities measured on a non-recurring basis and remaining on our Condensed Consolidated Balance Sheets as of December 4, 2012 and June 5, 2012 (in thousands):

	Fair Value Measurements
	Level	December 4, 2012	June 5, 2012
Long-lived assets held for sale *	2	$23,303	$26,495
Long-lived assets held for use	2	8,204	385
Total		$31,507	$26,880

* Included in the carrying value of long-lived assets held for sale as of December 4, 2012 and June 5, 2012 are $19.1 million and $21.8 million, respectively, of assets included in Construction in progress in the Condensed Consolidated Balance Sheets as we do not expect to sell these assets within the next 12 months.

The following table presents the losses recognized during the 13 and 26 weeks ended December 4, 2012 and November 29, 2011 resulting from fair value measurements of assets and liabilities measured on a non-recurring basis.  These losses are included in Closures and impairments in our Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	December 4, 2012	November 29, 2011	December 4, 2012	November 29, 2011
Long-lived assets held for sale	$354	$–	$511	$206
Long-lived assets held for use	18,160	630	18,451	630
	$18,514	$630	$18,962	$836

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

Long-lived assets held for use presented in the table above include restaurants or groups of restaurants that were impaired as a result of our quarterly impairment review or restaurants that were impaired as a result of the Ruby Tuesday, Inc. Board of Directors approving on January 9, 2013 management’s plan to close 13 Marlin & Ray’s restaurants, two Lime Fresh restaurants, and one Wok Hay restaurant during the third quarter of fiscal 2013.  From time to time, the table will also include closed restaurants or surplus sites not meeting held for sale criteria that have been offered for sale at a price less than their carrying value.

The Level 2 fair values of our long-lived assets held for use are based on broker estimates of the value of the land, building, leasehold improvements, and other residual assets.

Our financial instruments at December 4, 2012 and June 5, 2012 consisted of cash and cash equivalents, accounts receivable and payable, long-term debt, and letters of credit.  The fair values of cash and cash equivalents and accounts receivable and payable approximated carrying value because of the short-term nature of these instruments.  The carrying amounts and fair values of our other financial instruments not measured on a recurring basis using fair value, however subject to fair value disclosures are as follows (in thousands):

Index

	December 4, 2012		June 5, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt and capital leases	$308,697	$303,769	$326,663	$312,225
Letters of credit	–	245	–	222

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

NOTE O – RELATED PARTY TRANSACTIONS

On June 7, 2012, we entered into two marketing agreements with 50 Eggs Branding Company, LLC (“50 Eggs”).  John Kunkel, the CEO of 50 Eggs, previously was the CEO of LFMG International, LLC, and is a current Lime Fresh franchisee.  Under the terms of the first agreement, 50 Eggs will provide marketing services for our Lime Fresh concept for a monthly fee of $52,500 plus out of pocket expenses.  Under the terms of the second agreement, 50 Eggs will provide marketing services for our Marlin & Ray’s concept for a monthly fee of $26,250 plus out of pocket expenses.  Both agreements expire on June 6, 2013.  Included within Selling, general, and administrative, net in our Consolidated Statements of Operations and Comprehensive (Loss)/Income for the 13 and 26 weeks ended December 4, 2012, are payments we made to 50 Eggs in connection with these agreements of $0.2 million and $0.6 million, respectively.

On July 22, 2010, following the approval of the Audit Committee of our Board of Directors, we entered into a licensing agreement with Gourmet Market, Inc. which is owned by our former Chief Executive Officer’s brother, Price Beall.  The licensing agreement allows us to operate multiple restaurants under the Truffles name.  Truffles is an upscale café concept that currently operates several restaurants in the vicinity of Hilton Head Island, South Carolina.  The Truffles concept offers a diverse menu featuring soups, salads, sandwiches, a signature chicken pot pie, house-breaded fried shrimp, pasta, ribs, steaks, and a variety of desserts.

Index

Under the terms of the agreement, we pay a licensing fee to Gourmet Market, Inc. of 2.0% of gross sales of any Truffles we open.  Additionally, we pay Gourmet Market, Inc. a monthly fee for up to two years for consulting services to be provided by Price Beall to assist us in developing and opening Truffles restaurants under the terms of the licensing agreement.  During the first 12 months of the agreement we paid $20,833 per month for such services.  During the second 12 months of the agreement we paid $10,417 per month.  Gourmet Market, Inc. has the option to terminate future development rights if we do not operate 18 or more Truffles restaurants within five years or 40 or more Truffles within 10 years of the effective date of the agreement.  As discussed further in Notes H and P to the Condensed Consolidated Financial Statements, on January 9, 2013 we announced the planned sale of our two Truffles restaurants.  During the 13 and 26 weeks ended December 4, 2012 and November 29, 2011, we paid Gourmet Market, Inc. $14,423 and $53,250, and $38,265 and $98,097, respectively, under the terms of the agreement.

NOTE P – SUBSEQUENT EVENTS

Restaurant closures
As discussed in Note H to the Condensed Consolidated Financial Statements, we incurred impairment charges in the second quarter of fiscal 2013 associated with the planned closing of 13 Marlin & Ray’s, one Wok Hay, and two Lime Fresh restaurants, as well as the planned sale of two Truffles restaurants.  As of the date of this filing, we have closed all 16 planned restaurants and are focusing on the sale of the two Truffles restaurants.  Accordingly, in conjunction with the closings, our third quarter Closures and Impairments Expense will include costs associated with lease terminations, future lease obligations, severance, and inventory obsolescence charges.  For the remainder of fiscal 2013, we anticipate incurring charges of approximately $2.0 million to $5.0 million associated with lease termination and other closing costs.  The actual amount of any cash payments made by the Company for lease contract termination costs will be dependent upon ongoing negotiations with the landlords of the leased restaurant properties.

Sale-leaseback transactions
Subsequent to December 4, 2012, we completed sale-leaseback transactions of the land and building for two Company-owned Ruby Tuesday concept restaurants for gross cash proceeds of $4.7 million, exclusive of transaction costs of approximately $0.2 million.  Equipment was not included.  The carrying value of the properties sold was $3.8 million.  The leases have been classified as operating leases and have an initial term of 15 years, with renewal options of up to 20 years.  We realized gains on these transactions totaling $0.8 million, which have been deferred and are being recognized on a straight-line basis over the lease term.

Share repurchases
Subsequent to December 4, 2012, we spent $3.2 million to repurchase 0.4 million shares of RTI common stock.  On January 8, 2013, the Ruby Tuesday, Inc. Board of Directors authorized the repurchase of an additional 10.0 million shares of RTI common stock, bringing the total available for repurchase to 12.7 million shares as of January 8, 2013.

RT Midwest Restructuring
Subsequent to December 4, 2012, RT Midwest successfully emerged from its Chapter 11 bankruptcy restructuring.  This franchisee, which currently operates 11 restaurants (all of which are leased), is scheduled to resume payment of franchise fees to RTI on March 6, 2013.  We continue to remain a sublease guarantor for three of RT Midwest’s operating restaurants, which have remaining lease terms extending through April 2019, representing total remaining exposure as of December 4, 2012 of $0.8 million.

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

General:

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”), owns and operates Ruby Tuesday®, Lime Fresh Mexican Grill® (“Lime Fresh”), Marlin & Ray’s™, and Wok Hay® casual dining restaurants.  We also operate Truffles® restaurants pursuant to a license agreement and franchise the Ruby Tuesday, Lime Fresh, and Wok Hay concepts in select domestic and international markets.  As of December 4, 2012, we owned and operated 709, and franchised 77, Ruby Tuesday restaurants.  Ruby Tuesday restaurants can now be found in 45 states, the District of Columbia, 11 foreign countries, and Guam.

As of December 4, 2012, there were 17 Company-owned and operated Lime Fresh restaurants, 13 Marlin & Ray’s restaurants, two Truffles restaurants, and one Wok Hay restaurant.  In addition, there were five Lime Fresh restaurants operated by domestic franchisees as of December 4, 2012.

Overview and Strategies

Casual dining, the segment of the industry in which we operate, is intensely competitive with respect to prices, services, convenience, locations, employees, advertising and promotion, and the types and quality of food.  We compete with other food service operations, including locally-owned restaurants, and other national and regional restaurant chains that offer similar types of services and products as we do.  While we are in the bar and grill sector as a result of our varied menu, we operate at the higher-end of casual dining in terms of the quality of our food and service.  Our mission is to be the best in the bar and grill segment of casual dining by delivering to our guests a high-quality casual dining experience with compelling value.

We believe there are significant opportunities to grow our business, strengthen our competitive position, enhance our profitability, and create value through the execution of the following strategies:

Enhance Sales and Margins of Our Core Brand
In order to entice guests to see the new Ruby Tuesday, increase frequency of visits, drive same-restaurant sales growth and enhance brand visibility, we have increased the amount we spend on television marketing. Our marketing strategy for the last several fiscal years has focused mainly on print promotions, digital media and local marketing programs, with a minimal amount spent on television.  In fiscal 2012, we began testing television marketing in certain markets with approximately 20% of our restaurants covered by television advertising in the third quarter and approximately 50% to 100% of our restaurants covered in our fourth quarter through leveraging a mixture of network and national cable at varying media weights.  Based on favorable trends exhibited by our test markets in fiscal 2012, at the start of fiscal 2013 we deployed a television marketing program which will cover the entire system of restaurants for a portion of each quarter with the remaining portion of the quarter to be supplemented by high-end direct mail and other promotions.  Our creative messaging will emphasize the value and quality we provide our guests, in addition to promoting various limited time offers throughout the year.  We believe that having television advertising expense levels more in line with our competitive peer group together with a more balanced approach on our promotional strategies will position us for improvements in same-restaurant sales in the future from repeat and new guests.

In order to fund the incremental television advertising efforts, during fiscal 2012 we consulted with a leading enterprise improvement firm to assist us in identifying potential savings opportunities in a number of key areas including procurement, occupancy, and maintenance costs.  The majority of these cost savings will be reinvested into our television marketing programs.

Index

Focus on Low-Risk, Low-Capital Intensive, High-Return Growth
In an effort to be prudent with our capital, we have a strategy to grow our Company in a low-risk, low capital-intensive and high-return manner, with a focus on the fast casual segment.  During the fourth quarter of fiscal 2012, we acquired the Lime Fresh concept for $24.1 million.  We had previously opened Lime Fresh restaurants under a licensing agreement and with over a year of experience enabling us better understanding the concept’s positioning in the high-quality fast casual segment, we decided that we could more quickly and effectively grow the concept if we owned it.  The fast casual segment of our industry is a proven and growing segment where demand exceeds supply, and we believe opening smaller, inline locations under the Lime Fresh brand provides a good potential growth option for us.  We also believe Lime Fresh can create good long-term value and strong cash flow with relatively low risk.  We opened four Company-owned Lime Fresh restaurants during the first two quarters of fiscal 2013 and plan to open six to eight Company-owned Lime Fresh restaurants during the remainder of the current fiscal year.  Over time, we also plan to open Company-owned, smaller inline-type Ruby Tuesday restaurants as well.

Increase Returns Through New Concept Conversions
Another part of our long-term strategy to date has been to get more out of existing restaurants by generating higher average restaurant volumes and thus more profit and cash flow with minimal capital investment.  Therefore, we had been converting certain underperforming Ruby Tuesday concept restaurants into our internally-developed seafood concept, Marlin & Ray’s.  However, as further discussed in Notes H and P to the Condensed Consolidated Financial Statements and later in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), subsequent to December 4, 2012 we announced our plan to close all Marlin & Ray’s restaurants during the third quarter of fiscal 2013 in an effort to focus on the successful sales turnaround of our core Ruby Tuesday concept and position our Lime Fresh concept for long-term success as a growth vehicle.

Strengthen our Balance Sheet to Facilitate Growth and Value Creation
During the fourth quarter of fiscal 2012, we further strengthened our balance sheet and created additional financial flexibility by issuing $250.0 million in a senior unsecured notes offering with an eight-year maturity.  As a result of the transaction, we were able to pay off all of our outstanding debt with the exception of some of our mortgage debt from previous franchise partnership acquisitions, reduce our revolver commitment size from $380.0 million to $200.0 million, obtain attractive interest rates, extend the maturity date of the majority of our debt for up to eight years, and build excess cash which we will reinvest in the future.  We continue to maintain a strong balance sheet and have a sufficient amount of liquidity.  Our near-term capital expenditure requirements will consist of opening approximately six to eight Company-owned Lime Fresh restaurants during the remainder of fiscal 2013.

Our strong balance sheet is supported by a high-quality portfolio of owned real estate, and during fiscal 2012 we commenced a sale-leaseback program on a portion of our properties in order to create greater financial flexibility and generate additional liquidity for debt reduction or reinvestment.  We targeted to raise approximately $55.0 million of gross proceeds from our first tranche of sale-leaseback transactions, of which $51.9 million had been raised as of December 4, 2012.  These proceeds were utilized for general corporate purposes, including the repurchase of shares of our common stock, capital expenditures, and debt reduction.

Given our viewpoint that capitalization rates have become more favorable over the last quarter, we are now pursuing a smaller second tranche of up to 20 sale-leaseback properties in order to raise additional proceeds of approximately $40.0 million to $45.0 million, of which $2.3 million was realized during the current quarter and $12.0 million to $16.0 million is expected to be realized during the remainder of fiscal 2013.  Since December 4, 2012, we have raised an additional $4.7 million.  We anticipate the second tranche of sale-leaseback transactions to be completed over the next five to six fiscal quarters.  We plan to utilize the proceeds for general corporate purposes, including further debt reduction.  See further discussion of our sale-leaseback transactions in the Investing Activities section of this MD&A.

We estimate we will generate approximately $27.9 to $37.9 million of free cash flow during the remainder of fiscal 2013.  Included in these estimates is anticipated capital spending of approximately $19.5 to $23.5 million.  Our objective over the next several years is to continue to reduce outstanding debt levels in order to reduce our leverage, focus on new Lime Fresh restaurant development, and opportunistically repurchase outstanding shares under our share repurchase program.

Our success in the key long range plan initiatives outlined above should enable us to improve both our return on assets and return on equity, and to create additional shareholder value.

Index

Results of Operations:

The following is an overview of our results of operations for the 13- and 26-week periods ended December 4, 2012:

Net loss increased to $15.1 million for the 13 weeks ended December 4, 2012 compared to $2.0 million for the same quarter of the previous year.  Diluted loss per share for the fiscal quarter ended December 4, 2012 was $0.24 compared to $0.03 for the corresponding period of the prior year as a result of the increase in net loss as discussed below.

During the 13 weeks ended December 4, 2012:

•	Our former CEO, Samuel E. Beall, III, stepped down on November 30, 2012 and James J. Buettgen was appointed our new CEO effective December 1, 2012;
•	Same-restaurant sales* at Company-owned Ruby Tuesday restaurants increased 0.3%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants increased 0.2%;
•	Three Company-owned Ruby Tuesday restaurants were closed, one of which was converted into a Marlin & Ray’s concept restaurant during the quarter;
•	Two Company-owned Lime Fresh restaurants and two Company-owned Marlin & Ray's restaurants were opened;
•	One franchised Ruby Tuesday restaurant was opened and two were closed;
•
We formulated a plan to close 13 Marlin & Ray’s, one Wok Hay, and two Lime Fresh restaurants in the third quarter of fiscal 2013, as well as sell two Truffles restaurants, resulting in impairment charges of $16.9 million;

•	We repurchased 2.4 million shares of common stock at an aggregate cost of $17.7 million;
•
We repurchased $11.5 million of our 7.625% senior notes due 2020 (the “Senior Notes”).  The repurchases settled for $10.9 million plus a negligible amount of accrued interest.  We realized a $0.6 million gain on these transactions; and

•
Reclassified and/or corrected certain immaterial prior year income statement information which did not change net loss.  See Note A to the Condensed Consolidated Financial Statements for more information.

Net loss was $12.5 million for the 26 weeks ended December 4, 2012 compared to net income of $1.1 million for the same period of the previous year.  Diluted loss per share for the 26 weeks ended December 4, 2012 was $0.20 compared to diluted earnings per share of $0.02 for the corresponding period of the prior year as a result of the decrease in net income as discussed below.

During the 26 weeks ended December 4, 2012:

•	Our former CEO, Samuel E. Beall, III, stepped down on November 30, 2012 and James J. Buettgen was appointed our new CEO effective December 1, 2012;
•	Same-restaurant sales* at Company-owned Ruby Tuesday restaurants increased 1.1%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants decreased 0.8%;
•	Five Company-owned Ruby Tuesday restaurants were closed, two of which were converted into Marlin & Ray's concept restaurants;
•	Four Company-owned Lime Fresh restaurants were opened;
•	Two franchised Ruby Tuesday restaurants were opened and four were closed;
•	One franchised Lime Fresh restaurant was opened;
•
We formulated a plan to close 13 Marlin & Ray’s, one Wok Hay, and two Lime Fresh restaurants in the third quarter of fiscal 2013, as well as sell two Truffles restaurants, resulting in impairment charges of $16.9 million;

•	We repurchased 2.8 million shares of common stock at an aggregate cost of $20.0 million;
•	We repurchased $11.5 million of our Senior Notes. The repurchases settled for $10.9 million plus a negligible amount of accrued interest. We realized a $0.6 million gain on these transactions; and
•
Reclassified and/or corrected certain immaterial prior year income statement information which did not change net income.  See Note A to the Condensed Consolidated Financial Statements for more information.

Index

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

	Thirteen weeks ended				Twenty-six weeks ended
	December 4,		November 29,		December 4,		November 29,
	2012		2011		2012		2011
Revenue:
Restaurant sales and operating revenue	99.5%		99.6%		99.5%		99.6%
Franchise revenue	0.5		0.4		0.5		0.4
Total revenue	100.0		100.0		100.0		100.0
Operating costs and expenses:
Cost of merchandise (1)	27.8		29.9		27.4		29.8
Payroll and related costs (1)	34.0		34.6		33.4		34.1
Other restaurant operating costs (1)	22.1		21.2		21.2		21.0
Depreciation (1)	5.0		5.4		4.8		5.1
Selling, general and administrative, net	12.8		8.3		12.9		8.4
Closures and impairments	6.0		0.2		3.0		0.2
Interest expense, net	2.4		1.5		2.2		1.4
Gain on extinguishment of debt	(0.2)		0.0		(0.1)		0.0
(Loss)/income before income taxes	(9.5)		(0.6)		(4.5)		0.3
(Benefit)/provision for income taxes	(4.5)		0.1		(2.5)		0.1
Net (loss)/income	(5	.0)%	(0	.7)%	(2	.0)%	0.2%

(1)     As a percentage of restaurant sales and operating revenue.

The following table shows Company-owned Ruby Tuesday, Lime Fresh, Marlin & Ray’s, and other concept restaurant activity for the 13- and 26-week periods ended December 4, 2012 and November 29, 2011.

	Ruby Tuesday	Lime Fresh	Marlin & Ray’s	Other Concepts*	Total
13 weeks ended December 4, 2012
Beginning number	712	15	11	3	741
Opened	–	2	2	–	4
Closed	(3))	–	–	–	(3))
Ending number	709	17	13	3	742

26 weeks ended December 4, 2012
Beginning number	714	13	11	3	741
Opened	–	4	2	–	6
Closed	(5))	–	–	–	(5))
Ending number	709	17	13	3	742

13 weeks ended November 29, 2011
Beginning number	746	–	3	4	753
Opened	–	1	2	1	4
Closed	(4))	–	–	–	(4))
Ending number	742	1	5	5	753

26 weeks ended November 29, 2011
Beginning number	750	–	1	3	754
Opened	–	1	4	2	7
Closed	(8))	–	–	–	(8))
Ending number	742	1	5	5	753

Index

*Other concepts include Truffles and Wok Hay.

The following table shows franchised Ruby Tuesday and Lime Fresh concept restaurant activity for the 13- and 26-week periods ended December 4, 2012 and November 29, 2011.

	Thirteen weeks ended		Twenty-six weeks ended
	December 4, 2012	November 29, 2011	December 4, 2012	November 29, 2011
Ruby Tuesday
Beginning number	78	95	79	96
Opened	1	1	2	3
Closed	(2)	(9)	(4)	(12)
Ending number	77	87	77	87

Lime Fresh
Beginning number	5	–	4	–
Opened	–	–	1	–
Closed	–	–	–	–
Ending number	5	–	5	–

We expect our domestic and international franchisees to open approximately 10 to 12 additional Ruby Tuesday restaurants during the remainder of fiscal 2013.  We currently anticipate opening approximately six to eight Lime Fresh restaurants during the remainder of fiscal 2013.

Revenue

RTI’s restaurant sales and operating revenue for the 13 weeks ended December 4, 2012 decreased 1.1% to $302.8 million compared to the same period of the prior year.  This decrease is primarily a result of  restaurant closures since the same quarter of the prior year which was partially offset by a 0.3% increase in same-restaurant sales at Company-owned Ruby Tuesday restaurants.

The increase in same-restaurant sales is attributable to an increase in average net check in the second quarter of fiscal 2013 compared with the same quarter of the prior year, which was partially offset by lower guest counts.  The increase in average net check was primarily the result of reduced discounts since the same quarter of the prior year.

Franchise revenue for the 13 weeks ended December 4, 2012 increased 18.4% to $1.5 million compared to the same period of the prior year.  Franchise revenue is predominately comprised of domestic and international franchise royalties, which totaled $1.4 million and $1.2 million for the 13-week periods ended December 4, 2012 and November 30, 2011, respectively.  The increase in franchise royalties for the 13 weeks ended December 4, 2012 was due in part to a 0.2% same-restaurant sales increase at domestic franchise Ruby Tuesday restaurants.

For the 26 weeks ended December 4, 2012, sales at Company-owned restaurants decreased 0.2% to $634.0 million compared to the same period of the prior year.  This decrease is primarily a result of restaurant closures since the same quarter of the prior year which was partially offset by a 1.1% increase in same-restaurant sales at Company-owned Ruby Tuesday restaurants.

The increase in same-restaurant sales is attributable to an increase in average net check during the first two quarters of fiscal 2013 compared with the same period of the prior year, which was partially offset by lower guest counts.  The increase in average net check was primarily the result of reduced discounts offered during the 26 weeks ended December 4, 2012 compared with the same period of the prior year.

For the 26-week period ended December 4, 2012, franchise revenues increased 14.4% to $3.1 million compared to the same period in the prior year.  Domestic and international royalties totaled $3.0 million and $2.6 million for the 26-week periods ending December 4, 2012 and November 29, 2011, respectively.  This increase is due primarily to higher international royalties for the 26 weeks ended December 4, 2012 compared to the same period of the prior year due to restaurant openings since the prior year period and higher sales at certain international restaurants compared to the same period of the prior year.

Index

Pre-tax (Loss)/Income

Pre-tax loss increased $27.0 million to $28.8 million for the 13 weeks ended December 4, 2012, over the same quarter of the prior year.  The higher pre-tax loss is due to higher closures and impairments expense ($17.6 million) and interest expense ($2.7 million), and increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of other restaurant operating costs, and selling, general, and administrative, net.  These higher costs were partially offset by an increase in same-restaurant sales of 0.3% at Company-owned Ruby Tuesday restaurants, gain on the extinguishment of debt ($0.6 million) related to repurchases of the Senior Notes, and decreases, as a percentage of restaurant sales and operating revenue, of cost of merchandise, payroll and related costs, and depreciation.

Pre-tax loss was $28.5 million for the 26 weeks ended December 4, 2012, compared to pre-tax income of $1.9 million for the same period of the prior year.  The decrease in pre-tax income is due to higher closures and impairments expense ($18.3 million) and interest expense ($5.1 million), and increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of other restaurant operating costs, and selling, general, and administrative, net.  These higher costs were partially offset by an increase in same-restaurant sales of 1.1% at Company-owned Ruby Tuesday restaurants, gain on the extinguishment of debt ($0.6 million) related to repurchases of the Senior Notes, and decreases, as a percentage of restaurant sales and operating revenue, of cost of merchandise, payroll and related costs, and depreciation.

In the paragraphs that follow, we discuss in more detail the components of the decrease in pre-tax income for the 13- and 26-week periods ended December 4, 2012, as compared to the comparable periods in the prior year.  Because a significant portion of the costs recorded in the cost of merchandise, payroll and related costs, other restaurant operating costs, and depreciation categories are either variable or highly correlative with the number of restaurants we operate, we evaluate our trends by comparing the costs as a percentage of restaurant sales and operating revenue, as well as the absolute dollar change, to the comparable prior year period.

Cost of Merchandise
Cost of merchandise decreased $7.3 million (7.9%) to $84.3 million for the 13 weeks ended December 4, 2012, over the corresponding period of the prior year.  As a percentage of restaurant sales and operating revenue, cost of merchandise decreased from 29.9% to 27.8%.

Cost of merchandise decreased $15.3 million (8.1%) to $173.8 million for the 26 weeks ended December 4, 2012, over the corresponding period of the prior year.  As a percentage of restaurant sales and operating revenue, cost of merchandise decreased from 29.8% to 27.4%.

The absolute dollar decrease for the 13- and 26-week periods ended December 4, 2012 was the result of cost savings negotiated with our primary food distributor coupled with renegotiated contracts and product specification changes on several items with certain vendors since the same periods of fiscal 2012.  Restaurant closures further contributed to the reduction in cost of merchandise.  Partially offsetting these decreases for the 13-week period were increases incurred with a steak and lobster promotion offered during part of the current quarter and price increases on certain products since the same quarter of the prior year.

As a percentage of restaurant sales and operating revenue, the decrease in cost of merchandise for the 13 and 26 weeks ended December 4, 2012 is due primarily to cost savings negotiated with our primary food distributor and various other vendors and a reduction in coupons since the same periods of the prior year.

Payroll and Related Costs

Payroll and related costs decreased $3.0 million (2.9%) to $102.8 million for the 13 weeks ended December 4, 2012, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, payroll and related costs decreased from 34.6% to 34.0%.

Payroll and related costs decreased $4.7 million (2.1%) to $212.0 million for the 26 weeks ended December 4, 2012, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, payroll and related costs decreased from 34.1% to 33.4%.

The absolute dollar decrease in payroll and related costs for the 13-week period ended December 4, 2012 was due to restaurant closures, decreases in hourly labor as a result of new staffing guidelines for certain

Index

positions in our restaurants, and favorable workers’ compensation claims experience, which were partially offset by higher field bonus due in part to improved same-restaurant sales at Company-owned restaurants and higher management labor due to merit increases since the same quarter of the prior year.

The absolute dollar decrease in payroll and related costs for the 26-week period ended December 4, 2012 was due to restaurant closures, decreases in hourly labor as a result of new staffing guidelines for certain positions in our restaurants, lower management labor due to fewer managers per restaurant during the current versus prior year period, and favorable workers’ compensation claims experience.  These reductions were partially offset by higher field bonus as discussed above.

As a percentage of restaurant sales and operating revenue, the decrease in payroll and related costs for the 13 and 26 weeks ended December 4, 2012 was primarily the result of decreased hourly labor and, for the 26-week period lower management labor, due to restaurant closures and other reasons as discussed above, coupled with cost leverage associated with higher sales volumes.

Other Restaurant Operating Costs

Other restaurant operating costs increased $2.2 million (3.4%) to $67.0 million for the 13-week period ended December 4, 2012, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, these costs increased from 21.2% to 22.1%.

For the 13 weeks ended December 4, 2012, the increase in other restaurant operating costs related to the following (in thousands):

Repairs	$3,343
Rent and leasing	967
Utilities	(1,249)
Supplies	(828)
Other reductions	(38)
Net increase	$2,195

In both absolute dollars and as a percentage of restaurant sales and operating revenue for the 13-week period ended December 4, 2012, in addition to restaurant closures since the second quarter of the prior year, the increase was a result of higher repairs expense incurred as we transitioned to a new maintenance agreement with a third-party provider during the current year and higher rent and leasing charges as a result of sale-leaseback transactions since the second quarter of the prior year.  These increases were partially offset by decreased utilities based on reduced rates, lower supplies expense due to negotiated contract savings with certain vendors, and other reductions.

Other restaurant operating costs increased $0.6 million (0.5%) to $134.2 million for the 26-week period ended December 4, 2012, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, these costs increased from 21.0% to 21.2%.

For the 26 weeks ended December 4, 2012, the increase in other restaurant operating costs related to the following (in thousands):

Repairs	$4,535
Rent and leasing	1,997
Utilities	(2,107)
Supplies	(1,286)
Credit card expense	(837)
Waste removal	(734)
Insurance	(690)
Other reductions	(264)
Net increase	$614

In both absolute dollars and as a percentage of restaurant sales and operating revenue for the 26-week period ended December 4, 2012, in addition to restaurant closures since the same period of the prior year, the increase was a result of higher repairs expense and rent and leasing charges due primarily to reasons as discussed above.  These increases were partially offset by decreased utilities and supplies expense for similar reasons as discussed above, lower credit card expense as a result of a reduction in interchange fees,

Index

reduced expenses for waste removal due to new contracts since the same period of the prior year, lower insurance expense due to favorable general liability claims experience, and other reductions.

Depreciation

Depreciation expense decreased $1.3 million (7.9%) to $15.1 million for the 13-week period ended December 4, 2012, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, depreciation expense decreased from 5.4% to 5.0%.

Depreciation expense decreased $2.2 million (6.7%) to $30.5 million for the 26-week period ended December 4, 2012, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, depreciation expense decreased from 5.1% to 4.8%.

In terms of both absolute dollars and as a percentage of restaurant sales and operating revenue, the decrease for the 13- and 26-week periods ended December 4, 2012 is due primarily to assets that became fully depreciated since the same periods of the prior year coupled with sale-leaseback transactions and restaurant closures.

Selling, General and Administrative Expenses, Net

Selling, general and administrative expenses, net increased $13.5 million (53.3%) to $39.0 million for the 13-week period ended December 4, 2012, as compared to the corresponding period in the prior year.

Selling, general and administrative expenses, net increased $28.6 million (53.1%) to $82.4 million for the 26-week period ended December 4, 2012, as compared to the corresponding period in the prior year.

The increase for the 13- and 26-week periods ended December 4, 2012 is due to higher advertising costs ($14.2 million and $29.5 million, respectively) primarily as a result of increased television advertising.  At the start of fiscal 2013, we deployed a television marketing program which will cover the entire system of restaurants for a portion of each quarter with the remaining portion of the quarter to be supplemented by high-end direct mail and other promotions.  The higher advertising costs were partially offset by lower general and administrative costs ($0.7 million and $0.9 million, respectively) due primarily to reduced consulting fees from the same periods in the prior year.

Closures and Impairments

Closures and impairments increased $17.6 million to $18.3 million for the 13-week period ended December 4, 2012, as compared to the corresponding period of the prior year.  The increase for the 13-week period ended December 4, 2012 is primarily due to higher property impairment charges ($17.9 million), closed restaurant lease reserve expense ($0.1 million), and other closing costs ($0.1 million), which were partially offset by higher gains on the sale of surplus properties ($0.5 million).

Closures and impairments increased $18.3 million to $19.4 million for the 26-week period ended December 4, 2012, as compared to the corresponding period of the prior year.  The increase for the 26-week period ended December 4, 2012 is primarily due to higher property impairment charges ($18.1 million), closed restaurant lease reserve expense ($0.5 million), and other closing costs ($0.2 million), which were partially offset by higher gains on the sale of surplus properties ($0.5 million).

For both the 13- and 26-week periods ended December 4, 2012, the higher property impairment charges were primarily due to a plan formulated by management and approved on January 9, 2013 by the Ruby Tuesday, Inc. Board of Directors to close all 13 Marlin & Ray’s restaurants in the third quarter of fiscal 2013, as well as the Company’s one Wok Hay restaurant and two of the Lime Fresh Mexican Grill restaurants.  Additionally, the Company will seek a buyer for its two Truffles restaurants.  As a result of these decisions, a pre-tax impairment charge of $16.9 million was recognized within Closures and Impairments Expense for the 13 weeks ended December 4, 2012.  See Note H to our Condensed Consolidated Financial Statements for further information on our closures and impairment charges recorded during the 13 and 26 weeks ended December 4, 2012 and November 30, 2011 and Note P to our Condensed Consolidated Financial Statements for further discussion of the planned closure of these restaurants.

Index

Interest Expense, Net

Interest expense, net increased $2.7 million to $7.2 million for the 13 weeks ended December 4, 2012, as compared to the corresponding period in the prior year, primarily due to interest expense on our Senior Notes which was partially offset by lower expense on our other debt due to pay downs since the first quarter of fiscal 2012.  Interest expense, net increased $5.1 million to $14.0 million for the 26-week period ended December 4, 2012, as compared to the corresponding period in the prior year, primarily for the same reasons mentioned above.

Gain on Extinguishment of Debt

Gain on extinguishment of debt was $0.6 million for both the 13 and 26 weeks ended December 4, 2012.  During the second quarter of fiscal 2013, we repurchased $11.5 million of the Senior Notes for $10.9 million plus a negligible amount of accrued interest.

(Benefit)/Provision for Income Taxes

We recorded a tax benefit of $13.7 million and $16.0 million during the 13- and 26-week periods ended December 4, 2012, respectively, compared to tax expense of $0.3 million and $0.8 million during the 13- and 26-week periods ended November 29, 2011.  The change in income taxes was attributable to a change in method of recording interim income tax expense, coupled with lower pre-tax income for the current year periods as compared to those same periods of the prior year, an increase in the tax benefit of FICA Tip and Work Opportunity credits based on that change in accounting method, and a decrease in unrecognized tax benefits for the quarter.

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

In our Annual Report on Form 10-K for the year ended June 5, 2012, we identified our critical accounting policies related to impairment of long-lived assets, business combinations, share-based employee compensation, income tax valuation allowances and tax accruals, lease obligations, revenue recognition for franchisees, and estimated liability for self-insurance.  During the first 26 weeks of fiscal 2013, we changed our methodology of accounting for income taxes in interim periods as discussed below.

Accounting for Income Taxes in Interim Periods

Prior to the 26 weeks ended December 4, 2012, we accounted for income taxes during interim periods by recording tax expense or a tax benefit during the respective quarterly period using the estimated annual effective tax rate for the fiscal year.  Under Accounting Standards Codification 740 (“ASC 740”), companies are required to apply their estimated annual tax rate on a year-to-date basis in each interim period.  Under ASC 740, companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable.  In this situation, the interim tax rate should be based on the actual year-to-date results.  Based on our current projections, a small change in pre-tax earnings could result in a material change in the estimated annual effective tax rate, producing significant variations in the customary relationship between income tax expense and pre-tax accounting income in interim periods.  As such, and in contrast with our previous method of recording income tax expense, we recorded a tax benefit for the first 26 weeks of fiscal 2013 based on the actual year-to-date results, in accordance with ASC 740.

Index

Liquidity and Capital Resources:

Cash and cash equivalents decreased by $22.6 million and $0.8 million during the first 26 weeks of fiscal 2013 and 2012, respectively.  The change in cash and cash equivalents is as follows (in thousands):

	Twenty-six weeks ended
	December 4,	November 29,
	2012	2011
Cash provided by operating activities	$609	$36,985
Cash provided/(used) by investing activities	14,114	(17,882)
Cash used by financing activities	(37,313)	(19,939)
Decrease in cash and cash equivalents	$(22,590)	$(836)

Operating Activities

Our cash provided by operations is generally derived from cash receipts generated by our restaurant customers and franchisees.  Substantially all of the $634.0 million and $635.0 million of restaurant sales and operating revenue disclosed in our Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income for the 26 weeks ended December 4, 2012 and November 29, 2011, respectively, was received in cash either at the point of sale or within two to four days (when our guests paid with debit or credit cards).  Our primary uses of cash for operating activities are food and beverage purchases, payroll and benefit costs, restaurant operating costs, general and administrative expenses, and marketing, a significant portion of which are incurred and paid in the same period.

Cash provided by operating activities for the first 26 weeks of fiscal 2013 decreased $36.4 million from the corresponding period in the prior year to $0.6 million.  The decrease is due primarily to increases in amounts spent on media advertising (approximately $27.5 million), increases in amounts spent to acquire lobster and crab inventory to ensure adequate supply, and higher cash paid for interest ($4.2 million) due in part interest on the Senior Notes.

Our working capital deficit and current ratio as of December 4, 2012 were $2.8 million and 1.0:1, respectively.  As is common in the restaurant industry, we typically carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset), debt reduction (a long-term liability), or stock repurchases, and receivable and inventory levels are generally not significant.

Investing Activities

We require capital principally for the maintenance and upkeep of our existing restaurants, limited new or converted restaurant construction, investments in technology, equipment, remodeling of existing restaurants, and on occasion for the acquisition of franchisees or other restaurant concepts.  Property and equipment expenditures purchased with proceeds from sale-leaseback transactions for the 26 weeks ended December 4, 2012 were $18.5 million.

During the 26 weeks ended December 4, 2012, we completed sale-leaseback transactions of the land and buildings for 14 Company-owned Ruby Tuesday concept restaurants for gross cash proceeds of $32.0 million, exclusive of transaction costs of approximately $1.6 million.  Equipment was not included.  Net proceeds from the sale-leaseback transactions were used for general corporate purposes, including the repurchase of shares of our common stock, capital expenditures, and debt payments.  See Notes F to the Condensed Consolidated Financial Statements for further discussion of these transactions.

Capital expenditures for the remainder of the fiscal year are projected to be approximately $19.5 million to $23.5 million based on our planned improvements for existing restaurants and our expectation that we will open approximately six to eight Company-owned Lime Fresh restaurants during the remainder of fiscal 2013.  We intend to fund our investing activities with cash currently on hand, cash provided by operations, cash from additional sale-leaseback transactions, or borrowings on our five-year revolving credit agreement (the “Credit Facility”).

Index

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

Interest on the Senior Notes is calculated at 7.625% per annum, payable semiannually on each May 15 and November 15, commencing November 15, 2012, to holders of record on the May 1 or November 1 immediately preceding the interest payment date.  Accrued interest on the Senior Notes and our other long-term debt and capital lease obligations is included in Accrued liabilities – Rent and other in our Condensed Consolidated Balance Sheets.  The Senior Notes mature on May 15, 2020.

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

Index

On August 10, 2012, we entered into the third amendment to the Credit Facility which, among other things, allows us to repurchase up to $15.0 million of the Senior Notes in any fiscal year.  During the first 26 weeks of fiscal 2013, we repurchased $11.5 million of the Senior Notes for $10.9 million plus a negligible amount of accrued interest.  We realized a gain of $0.6 million on these transactions.  The balance on the Senior Notes was $238.5 million at December 4, 2012 as a result of these repurchases.  As of December 4, 2012, we may repurchase an additional $3.5 million of the Senior Notes during the remainder of fiscal 2013.

On December 1, 2010, we entered into the Credit Facility, under which we could borrow up to $320.0 million with the option to increase our capacity by $50.0 million to $370.0 million.  On May 14, 2012, we entered into the second amendment to our revolving credit facility to, among other things, reduce the maximum aggregate revolving commitment to $200.0 million, secure the revolving credit facility with a lien over the equity interests of certain subsidiaries, modify certain financial covenants and ratios and permit the issuance of the Senior Notes.

The terms of the Credit Facility provide for a $40.0 million letter of credit subcommitment.  The Credit Facility also includes a $50.0 million franchise facility subcommitment (the “Franchise Facility Subcommitment”), which covered our previous guarantees of franchise debt.  The Franchise Facility Subcommitment matures no later than December 1, 2015.  All amounts guaranteed under the Franchise Facility Subcommitment have been settled.

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

Under the terms of the Credit Facility, we had no borrowings outstanding at either December 4, 2012 or June 5, 2012.  After consideration of letters of credit outstanding, we had $189.8 million available under the Credit Facility as of December 4, 2012.

The Credit Facility contains a number of customary affirmative and negative covenants that, among others, limit or restrict our ability to incur liens, engage in mergers or other fundamental changes, make acquisitions, investments, loans and advances, pay dividends or other distributions, sell or otherwise dispose of certain assets, engage in certain transactions with affiliates, enter into burdensome agreements or certain hedging agreements, amend organizational documents, change accounting practices, incur additional indebtedness and prepay other indebtedness.  In addition, under the Credit Facility, we are required to comply with financial covenants relating to the maintenance of a maximum leverage ratio and a minimum fixed charge coverage ratio and we were in compliance with these financial covenants as of

Index

December 4, 2012.  The terms of the Credit Facility require us to maintain a maximum leverage ratio of no more than 4.5 to 1.0 through the fiscal quarter ending on or about June 4, 2013 and 4.25 to 1.0 thereafter and a minimum fixed charge coverage ratio of 1.75 to 1.0 through and including the fiscal quarter ending on or about June 3, 2014 and 1.85 to 1.0 thereafter.

The Credit Facility terminates on December 1, 2015.  Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Facility and any ancillary loan documents.

Our $73.3 million in mortgage loan obligations as of December 4, 2012 consists of various loans acquired upon franchise acquisitions.  These loans, which mature between March 2013 and November 2022, have balances which range from $0.1 million to $8.2 million and interest rates of 3.91% to 11.28%.  Many of the properties acquired from franchisees collateralize the loans outstanding.

During the 26 weeks ended December 4, 2012, we spent $20.0 million to repurchase 2.8 million shares of RTI common stock.  As of December 4, 2012, the total number of remaining shares authorized to be repurchased was 3.1 million.  We spent $18.4 million to repurchase 2.0 million shares of RTI common stock during the 26 weeks ended November 29, 2011.

During the remainder of fiscal 2013, we expect to fund operations, capital expansion, stock repurchases, and any other investments from cash currently on hand, operating cash flows, proceeds from sale-leaseback transactions, and our Credit Facility.

Significant Contractual Obligations and Commercial Commitments

Long-term financial obligations were as follows as of December 4, 2012 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Notes payable and other long-term debt, including
current maturities (a)	$71,803	$9,826	$19,906	$22,685	$19,386
Senior unsecured notes (a)	238,500	–	–	–	238,500
Interest (b)	159,534	23,564	44,917	41,372	49,681
Operating leases (c)	392,389	47,078	84,920	70,619	189,772
Purchase obligations (d)	132,976	93,989	23,048	15,939	–
Pension obligations (e)	39,954	11,392	6,540	8,750	13,272
Total (f)	$1,035,156	$185,849	$179,331	$159,365	$510,611

(a)	See Note G to the Condensed Consolidated Financial Statements for more information.
(b)
Amounts represent contractual interest payments on our fixed-rate debt instruments.  Interest payments on our variable-rate notes payable with balances of $4.2 million as of December 4, 2012 have been excluded from the amounts shown above, primarily because the balances outstanding can fluctuate monthly.  Additionally, the amounts shown above include interest payments on the Senior Notes at the current interest rate of 7.625%, respectively.

(c)
This amount includes operating leases totaling $1.2 million for which sublease income from franchisees or others is expected.  Certain of these leases obligate us to pay maintenance costs, utilities, real estate taxes, and insurance, which are excluded from the amounts shown above.  See Note F to the Condensed Consolidated Financial Statements for more information.

(d)	The amounts for purchase obligations include cash commitments under contract for food items and supplies, advertising, utility contracts, and other miscellaneous commitments.
(e)	See Note I to the Condensed Consolidated Financial Statements for more information.
(f)	This amount excludes $9.2 million of unrecognized tax benefits due to the uncertainty regarding the timing of future cash outflows associated with such obligations.

Index

Commercial Commitments as of December 4, 2012 (in thousands):

Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	Years	years	Years
Letters of credit	$ 10,227	$ 10,220	$ 7	$ –	$ –
Divestiture guarantees	7,516	884	1,761	1,867	3,004
Total	$ 17,743	$ 11,104	$ 1,768	$ 1,867	$ 3,004

At December 4, 2012, we had divestiture guarantees, which arose in fiscal 1996, when our shareholders approved the distribution of our family dining restaurant business (Morrison Fresh Cooking, Inc., “MFC”) and our health care food and nutrition services business (Morrison Health Care, Inc., “MHC”). Subsequent to that date Piccadilly Cafeterias, Inc. (“Piccadilly”) acquired MFC and Compass Group (“Compass”) acquired MHC. As agreed upon at the time of the distribution, we have been contingently liable for payments to MFC and MHC employees retiring under MFC’s and MHC’s versions of the Management Retirement Plan and the Executive Supplemental Pension Plan (the two non-qualified defined benefit plans) for the accrued benefits earned by those participants as of March 1996.

We estimated our divestiture guarantees at December 4, 2012 to be $6.7 million for employee benefit plans (all of which resides with MHC following Piccadilly’s bankruptcy in fiscal 2004).  We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

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

Known Events, Uncertainties and Trends:

Restaurant Closures

As discussed in Note H to the Condensed Consolidated Financial Statements, we incurred impairment charges in the second quarter of fiscal 2013 associated with the planned closing of 13 Marlin & Ray’s, one Wok Hay, and two Lime Fresh restaurants, as well as the planned sale of two Truffles restaurants.  As of the date of this filing, we have closed all 16 planned restaurants and are focusing on the sale of the two

Index

Truffles restaurants.  Accordingly, in conjunction with the closings, our third quarter Closures and Impairments Expense will include costs associated with lease terminations, future lease obligations, severance, and inventory obsolescence charges.  For the remainder of fiscal 2013, we anticipate incurring charges of approximately $2.0 million to $5.0 million associated with lease termination and other closing costs.  The actual amount of any cash payments made by the Company for lease contract termination costs will be dependent upon ongoing negotiations with the landlords of the leased restaurant properties.

Financial Strategy and Stock Repurchase Plan

Our financial strategy is to utilize a prudent amount of debt, including operating leases, letters of credit, and any guarantees, to minimize the weighted average cost of capital while allowing financial flexibility.  This strategy has periodically allowed us to repurchase RTI common stock.  During the first two quarters of fiscal 2013, we repurchased 2.8 million shares of RTI common stock at an aggregate cost of $20.0 million.  As of December 4, 2012, the total number of remaining shares authorized to be repurchased was 3.1 million.  To the extent not funded with cash on hand or cash from operating activities, additional repurchases, if any, may be funded by sale-leaseback transactions and borrowings on the Credit Facility.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Repurchases of Senior Notes

On August 10, 2012, we entered into an amendment of our Credit Facility which allows us to prepay up to $15.0 million of indebtedness in any fiscal year to various holders of the Senior Notes.  As discussed in Note G to the Condensed Consolidated Financial Statements, we repurchased $11.5 million of the Senior Notes during the 26 weeks ended December 4, 2012 for $10.9 million plus a negligible amount of accrued interest.  We realized a $0.6 million gain on these transactions.  As of the date of this filing, we may repurchase an additional $3.5 million of the Senior Notes during the remainder of fiscal 2013.  Future repurchases of the Senior Notes, if any, will be funded with available cash on hand, additional sale-leaseback transactions, or borrowings on the Credit Facility.

Transition of Chief Executive Officer

On June 6, 2012, we announced that Samuel E. Beall, III, our founder, President, Chief Executive Officer, and Chairman of the Board of Directors, had decided to step down from management and the Board of Directors.  Mr. Beall stepped down on November 30, 2012.

Mr. Beall is entitled to receive his entire $8.1 million pension payment in a lump-sum six months following his retirement and we therefore expect that this payment will be made near the end of fiscal 2013.  Due to the significance of Mr. Beall’s lump-sum payment to the Executive Supplemental Pension Plan liability as a whole, the payment will constitute a partial plan settlement which will require a special valuation.  In addition to the expense we routinely record for the Executive Supplemental Pension Plan, a charge estimated to approximate $2.8 million will then be recorded, representing the recognition of a pro rata portion (calculated as the percentage reduction in the projected benefit obligation due to the lump-sum payment) of the then unrecognized loss recorded within accumulated other comprehensive income.

On December 1, 2012, James J. Buettgen became President and CEO of the Company.  See Note K to the Condensed Consolidated Financial Statements for a discussion of share-based compensation awards Mr. Buettgen received upon his appointment as CEO.

Second Tranche of Sale-Leaseback Transactions

Over the last several fiscal quarters, we have been pursuing sale-leaseback transactions on a portion of our real estate in order to create financial flexibility.  We targeted to raise approximately $55.0 million of gross proceeds from our first tranche of sale-leaseback transactions, of which $51.9 million had been raised as of December 4, 2012.  These proceeds were utilized for general corporate purposes, including the repurchase of shares of our common stock, capital expenditures, and debt reduction.

Given our viewpoint that capitalization rates have become more favorable over the last quarter, we are now pursuing a smaller second tranche of up to 20 sale-leaseback properties in order to raise additional proceeds of approximately $40.0 million to $45.0 million, of which $2.3 million was realized during the current

Index

quarter and $12.0 million to $16.0 million is expected to be realized during the remainder of fiscal 2013.  Since December 4, 2012, we have raised an additional $4.7 million.  We anticipate the second tranche of sale-leaseback transactions to be completed over the next five to six fiscal quarters.

American Taxpayer Relief Act of 2012

On January 2, 2013, the American Taxpayer Relief Act of 2012 (“ATRA”) was signed into law by President Barack Obama.  ATRA’s main tax features impacting the Company, among other features, include 15-year tax depreciation for qualified leasehold improvements and new restaurant construction, extension of 50% bonus depreciation for investment in qualified property placed in service prior to January 1, 2014, and a retroactive extension of the Work Opportunity Tax Credit and Empowerment Zones Tax Credit.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices.  The interest rate charged on our Credit Facility can vary based on the interest rate option we choose to utilize.  Our Base Rate for borrowings is defined to be the higher of Bank of America’s prime lending rate, the Federal Funds Rate plus 0.5%, or an adjusted LIBO Rate plus 1.00%, plus an applicable margin ranging from 0.25% to 1.50%.  The applicable margin for our Eurodollar Borrowings ranges from 1.25% to 2.50%.  As of December 4, 2012, the total amount of outstanding debt subject to interest rate fluctuations was $4.2 million.  A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of an insignificant amount per year, assuming a consistent capital structure.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 4, 2012.

Index

Changes in Internal Controls

During the fiscal quarter ended December 4, 2012, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business, including claims relating to injury or wrongful death under “dram shop” laws, workers’ compensation and employment matters, claims relating to lease and contractual obligations, and claims from guests alleging illness or injury.  We provide reserves for such claims when payment is probable and estimable in accordance with U.S. generally accepted accounting principles.  At this time, in the opinion of management, the ultimate resolution of pending legal proceedings will not have a material adverse effect on our consolidated operations, financial position, or cash flows.  See Note L to the Condensed Consolidated Financial Statements for further information about our legal proceedings as of December 4, 2012.

ITEM 1A.  RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended June 5, 2012 in Part I, Item 1A. Risk Factors.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information regarding purchases of our common stock made by us during the quarter ending December 4, 2012:

	(a)	(b)	(c)	(d)
	Total number	Average	Total number of shares	Maximum number of shares
	of shares	price paid	purchased as part of publicly	that may yet be purchased
Period	purchased (1)	per share	announced plans or programs (1)	under the plans or programs (2)

Month #1
(September 5 to October 9)	173,416	$6.73	173,416	5,382,002
Month #2
(October 10 to November 6)	892,091	$7.29	892,091	4,489,911
Month #3
(November 7 to December 4)	1,345,210	$7.43	1,345,210	3,144,701

(1) No shares were repurchased other than through our publicly-announced repurchase programs and authorizations during the second quarter of our year ending June 4, 2013.

(2) As of December 4, 2012, 3.1 million shares remained available for purchase under existing programs.  The timing, price, quantity, and manner of the purchases to be made are at the discretion of management upon instruction from the Board of Directors, depending upon market conditions.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Index

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION
Second Amendment to the Ruby Tuesday, Inc. Severance Pay Plan
On January 9, 2013, the Ruby Tuesday, Inc. Board of Directors approved the Second Amendment to the Ruby Tuesday, Inc. Severance Pay Plan (“Severance Plan”).  Prior to the amendment, the Severance Plan provided that an employee classified with the title of Senior Vice President or above would receive a lump-sum payment of two times the employee’s base salary in the event the employee is terminated under certain circumstances.   The amended Severance Plan provides for a lump-sum payment to employees classified with the title of Vice President or above.  It also provides that the amount of the lump-sum payments is determined by reference to a graduated scale based upon years of service to the Company, with the maximum payment for Vice President-level employees of 100% of base salary and the maximum payment for Senior Vice President-level and above employees of 200% of base salary.  In addition, the amended Severance Plan provides that employees who are receiving certain retirement benefits as of the date of termination are not eligible for participation in the Severance Plan.

The foregoing does not purport to be a complete summary of the Severance Plan.  Nor does it purport to be a complete summary of the Second Amendment to the Ruby Tuesday, Inc. Severance Pay Plan, which is filed as Exhibit 10.2 and incorporated herein by reference.

Share Repurchase Authorization
On January 8, 2013, the Ruby Tuesday, Inc. Board of Directors authorized the repurchase of an additional 10.0 million shares of RTI common stock, bringing the total available for repurchase to 12.7 million shares as of January 8, 2013.

Index

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

 Exhibit No.

10.1		Employment Agreement dated as of November 16, 2012, by and between Ruby Tuesday, Inc. and
James J. Buettgen.

10.2		Second Amendment, dated as of January 9, 2013, to the Ruby Tuesday, Inc. Severance Pay Plan.

10.3		Indenture, dated as of January 9, 2013, to the Ruby Tuesday, Inc. Cafeteria Plan.

10.4		Fourth Amendment, dated as of November 30, 2012, to the Ruby Tuesday, Inc. Executive
Supplemental Pension Plan (Amended and Restated as of January 1, 2007).

10.5		Sixth Amendment, dated as of October 31, 2012, to the Ruby Tuesday, Inc. 2005 Deferred
Compensation Plan.

10.6		First Amendment, dated as of November 30, 2012, to the Ruby Tuesday, Inc. Executive Life
Insurance Premium Plan.

31.1		Certification of James J. Buettgen, President and Chief Executive Officer.

31.2		Certification of Michael O. Moore, Executive Vice President, Chief Financial Officer.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

10	1.INS	XBRL Instance Document.

10	1.SCH	XBRL Schema Document.

10	1.CAL	XBRL Calculation Linkbase Document.

10	1.DEF	XBRL Definition Linkbase Document.

10	1.LAB	XBRL Labels Linkbase Document.

10	1.PRE	XBRL Presentation Linkbase Document.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.
(Registrant)

Date: January 11, 2013	BY: /s/ MICHAEL O. MOORE —————————————— Michael O. Moore Executive Vice President – Chief Financial Officer, Treasurer, and Assistant Secretary (Principal Financial Officer)

Date: January 11, 2013	BY: /s/ FRANKLIN E. SOUTHALL, JR. ————————————————— Franklin E. Southall, Jr. Vice President – Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)