Form 10-Q
period 2013-03-05
RUBY TUESDAY INC
filed 2013-04-12
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  March 5, 2013

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

60,939,946
(Number of shares of common stock, $0.01 par value, outstanding as of April 9, 2013)

RUBY TUESDAY, INC.

Index

Special Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains various forward-looking statements, which represent our expectations or beliefs concerning future events, including one or more of the following:  future financial performance and restaurant growth (both Company-owned and franchised), future capital expenditures, future borrowings and repayments of debt, availability of financing on terms attractive to the Company, payment of dividends, stock and bond repurchases, restaurant acquisitions, and changes in senior management and in the Board of Directors.  We caution the reader that a number of important factors and uncertainties could, individually or in the aggregate, cause our actual results to differ materially from those included in the forward-looking statements (such statements include, but are not limited to, statements relating to cost savings that we estimate may result from any programs we implement, our estimates of future capital spending and free cash flow, our targets for annual growth in same-restaurant sales and average annual sales per restaurant, and the benefits of our television marketing), including, without limitation, the following:

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

Index

PART I — FINANCIAL INFORMATION
ITEM 1.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)
(UNAUDITED)

	MARCH 5,	JUNE 5,
	2013	2012

Assets	(NOTE A)
Current assets:
Cash and cash equivalents	$31,760	$48,184
Accounts receivable	5,067	4,700
Inventories:
Merchandise	24,041	19,918
China, silver and supplies	9,239	9,112
Income tax receivable	2,327	837
Deferred income taxes	35,913	27,134
Prepaid rent and other expenses	13,877	13,670
Assets held for sale	9,193	4,713
Total current assets	131,417	128,268

Property and equipment, net	888,112	966,605
Goodwill	9,022	7,989
Other assets	68,142	70,675
Total assets	$1,096,693	$1,173,537

Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable	$13,877	$34,948
Accrued liabilities:
Taxes, other than income and payroll	10,614	14,475
Payroll and related costs	30,350	32,546
Insurance	8,479	7,433
Deferred revenue – gift cards	15,759	8,758
Rent and other	26,977	21,610
Current portion of long-term debt, including capital leases	9,167	12,454
Total current liabilities	115,223	132,224

Long-term debt and capital leases, less current maturities	296,666	314,209
Deferred income taxes	22,420	37,567
Deferred escalating minimum rent	45,966	45,259
Other deferred liabilities	75,793	68,054
Total liabilities	556,068	597,313

Commitments and contingencies (Note M)

Shareholders’ equity:
Common stock, $0.01 par value; (authorized: 100,000 shares;
issued: 60,868 shares at 3/05/13; 64,038 shares at 6/05/12)	609	640
Capital in excess of par value	64,420	90,856
Retained earnings	488,712	498,985
Deferred compensation liability payable in
Company stock	860	1,008
Company stock held by Deferred Compensation Plan	(860)	(1,008)
Accumulated other comprehensive loss	(13,116)	(14,257)
Total shareholders’ equity	540,625	576,224

Total liabilities & shareholders’ equity	$1,096,693	$1,173,537

                   The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME/(LOSS)
(IN THOUSANDS EXCEPT PER-SHARE DATA)
(UNAUDITED)

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	March 5, 2013	February 28, 2012	March 5, 2013	February 28, 2012
	(NOTE A)		(NOTE A)
Revenue:

Restaurant sales and operating revenue	$305,835	$319,350	$930,699	$949,765
Franchise revenue	1,548	1,363	4,684	4,104
	307,383	320,713	935,383	953,869
Operating costs and expenses:
Cost of merchandise	83,795	91,644	254,505	279,078
Payroll and related costs	105,364	108,343	313,287	322,573
Other restaurant operating costs	61,946	61,444	193,448	193,354
Depreciation	14,614	15,941	44,303	48,244
Selling, general and administrative, net	30,276	24,506	111,823	77,451
Closures and impairments, net	2,096	11,630	5,074	12,548
Interest expense, net	6,591	4,400	20,562	13,295
Gain on extinguishment of debt	–	–	(571)	–
	304,682	317,908	942,431	946,543
Income/(loss) from continuing operations
before income taxes	2,701	2,805	(7,048)	7,326
Benefit for income taxes from continuing
operations	(2,015)	(4,064)	(10,634)	(2,934)
Income from continuing operations	4,716	6,869	3,586	10,260

Loss from discontinued operations, net of tax	(2,520)	(2,333)	(13,859)	(4,632)
Net income/(loss)	$2,196	$4,536	$(10,273)	$5,628

Other comprehensive income:
Pension liability reclassification, net of tax	380	307	1,141	923
Total comprehensive income/(loss)	$2,576	$4,843	$(9,132)	$6,551

Basic earnings/(loss) per share:
Income from continuing operations	$0.08	$0.11	$0.06	$0.16
Loss from discontinued operations	(0.04)	(0.04)	(0.23)	(0.07)
Net earnings/(loss) per share	$0.04	$0.07	$(0.17)	$0.09

Diluted earnings/(loss) per share:
Income from continuing operations	$0.08	$0.11	$0.06	$0.16
Loss from discontinued operations	(0.04)	(0.04)	(0.22)	(0.07)
Net earnings/(loss) per share	$0.04	$0.07	$(0.16)	$0.09

Weighted average shares:
Basic	59,778	62,643	61,532	62,999
Diluted	60,312	63,053	61,986	63,503

Cash dividends declared per share	$-	$-	$-	$-

                 The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	THIRTY-NINE WEEKS ENDED
	MARCH 5, 2013	FEBRUARY 28, 2012

	(NOTE A)
Operating activities:
Net (loss)/income	$(10,273)	$5,628
Adjustments to reconcile net (loss)/income to net cash
provided by operating activities:
Depreciation	45,199	48,939
Amortization of intangibles	2,562	1,550
Deferred income taxes	(25,358)	(5,179)
Loss on impairments, including disposition of assets	21,161	12,144
Share-based compensation expense	3,157	4,448
Excess tax benefits from share-based compensation	(87)	(31)
Amortization of deferred gain on sale-leaseback transactions	(545)	–
Gain on franchise partnership acquisitions, net of settlement losses	–	(420)
Other	139	482
Changes in operating assets and liabilities:
Receivables	(366)	(946)
Inventories	(4,250)	1,165
Income taxes	(1,490)	2,367
Prepaid and other assets	(1,662)	(922)
Accounts payable, accrued and other liabilities	(12,733)	6,807
Net cash provided by operating activities	15,454	76,032

Investing activities:
Purchases of property and equipment	(27,733)	(29,112)
Proceeds from sale-leaseback transactions, net	38,872	–
Proceeds from disposal of assets	5,451	5,330
Insurance proceeds from property claims	–	1,548
Reductions/(increases) in Deferred Compensation Plan assets	788	217
Other, net	(372)	(429)
Net cash provided/(used) by investing activities	17,006	(22,446)

Financing activities:
Net payments on revolving credit facility	–	(22,000)
Principal payments on other long-term debt	(20,300)	(14,220)
Stock repurchases	(30,149)	(18,441)
Proceeds from exercise of stock options	1,478	184
Excess tax benefits from share-based compensation	87	31
Net cash used by financing activities	(48,884)	(54,446)

Decrease in cash and cash equivalents	(16,424)	(860)
Cash and cash equivalents:
Beginning of year	48,184	9,722
End of year	$31,760	$8,862

Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amount capitalized	$14,275	$12,195
Income taxes, net	$3,892	$1,571
Significant non-cash investing and financing activities:
Retirement of fully depreciated assets	$49,190	$14,606
Reclassification of properties to assets held for sale	$9,624	$40,808

                 The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we,” and/or “our”), owns and operates Ruby Tuesday® and Lime Fresh Mexican Grill® (“Lime Fresh”) casual dining restaurants.  We also franchise the Ruby Tuesday and Lime Fresh concepts in selected domestic and international markets.  The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Operating results for the 13- and 39-week periods ended March 5, 2013 are not necessarily indicative of results that may be expected for the 52-week year ending June 4, 2013.

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

Immaterial Reclassifications and Corrections of Prior Period Condensed Consolidated Statement of Operations and Comprehensive Income/(Loss)
As shown in the tables below, certain balances in the prior fiscal year have been reclassified to conform with the presentation in the current fiscal year.  As discussed further in Notes D and I to the Condensed Consolidated Financial Statements, on January 9, 2013 we closed all of our Marlin & Ray’s and Wok Hay restaurants.  On April 7, 2013, we closed our two Truffles restaurants.  Consequently, we have classified the results of operations for those concepts as discontinued operations for all periods presented.

Further, we made the following other reclassifications and/or corrections to our Condensed Consolidated Statement of Operations and Comprehensive Income/(Loss) for the 13 and 39 weeks ended February 28, 2012 (in thousands):

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

•	reclassified certain expenses not directly related to restaurant operations from Other restaurant operating costs to Selling, general and administrative, net; and
•	corrected amortization expense of debt issuance costs and fees relating to our revolving credit facility from Other restaurant operating costs to Interest expense, net.

Index
	As presented - Thirteen weeks ended February 28, 2012	Reclassifications for Discontinued Operations	Other Reclassifications and Corrections	As adjusted - Thirteen weeks ended February 28, 2012
Restaurant sales and operating revenue	$ 323,464	$ (4,112)	$ (2)	$ 319,350
Cost of merchandise	93,084	(1,440)	–	91,644
Payroll and related costs	111,881	(1,825)	(1,713)	108,343
Other restaurant operating costs	63,299	(1,097)	(758)	61,444
Depreciation	16,239	(298)	–	15,941
Selling, general and administrative, net	22,925	(338)	1,919	24,506
Closures and impairments, net	12,317	(687)	–	11,630
Interest expense, net	3,850	–	550	4,400
Income from continuing operations
before income taxes	1,232	1,573	–	2,805
Income tax benefit	(3,304)	(760)	–	(4,064)
Loss from discontinued operations, net
of tax	–	(2,333)	–	(2,333)
Net income	4,536	–	–	4,536

	As presented - Thirty-nine weeks ended February 28, 2012	Reclassifications for Discontinued Operations	Other Reclassifications and Corrections	As adjusted - Thirty-nine weeks ended February 28, 2012
Restaurant sales and operating revenue	$ 958,521	$ (8,706)	$ (50)	$ 949,765
Cost of merchandise	282,221	(3,143)	–	279,078
Payroll and related costs	332,645	(4,270)	(5,802)	322,573
Other restaurant operating costs	197,383	(2,725)	(1,304)	193,354
Depreciation	48,939	(695)	–	48,244
Selling, general and administrative, net	73,087	(1,190)	5,554	77,451
Closures and impairments, net	13,415	(867)	–	12,548
Interest expense, net	11,793	–	1,502	13,295
Income from continuing operations
before income taxes	3,142	4,184	–	7,326
Income tax benefit	(2,486)	(448)	–	(2,934)
Loss from discontinued operations, net
of tax	–	(4,632)	–	(4,632)
Net income	5,628	–	–	5,628

We made these reclassifications required by GAAP for discontinued operations in addition to the other reclassifications and corrections as we believe that reporting these amounts as shown above will more accurately reflect the nature of the expenses in our Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) and are necessary to conform to the current period presentation and GAAP.  We have determined the reclassifications and corrections made to the prior period Condensed Consolidated Statement of Operations and Comprehensive Income/(Loss) in previous filings to be immaterial.

NOTE B – EARNINGS/(LOSS) PER SHARE AND STOCK REPURCHASES

Basic earnings/(loss) per share for continuing and discontinued operations is computed by dividing net income/(loss) for each by the weighted average number of common shares outstanding during each period presented.  Diluted earnings/(loss) per share for continuing and discontinued operations gives effect to stock options and restricted stock outstanding during the applicable periods, if dilutive.  The following table reflects the calculation of weighted-average common and dilutive potential common shares outstanding as presented in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) (in thousands, except per-share data):

Index
	Thirteen weeks ended		Thirty-nine weeks ended
	March 5, 2013	February 28, 2012	March 5, 2013	February 28, 2012
Income from continuing operations	$4,716	$6,869	$3,586	$10,260
Loss from discontinued operations, net of tax	(2,520)	(2,333)	(13,859)	(4,632)
Net income/(loss)	$2,196	$4,536	$(10,273)	$5,628

Weighted-average common
shares outstanding	59,778	62,643	61,532	62,999
Dilutive effect of stock
options and restricted stock	534	410	454	504
Weighted average common
and dilutive potential
common shares outstanding	60,312	63,053	61,986	63,503

Earnings/(loss) per share – Basic
Income from continuing operations	$0.08	$0.11	$0.06	$0.16
Loss from discontinued operations	(0.04)	(0.04)	(0.23)	(0.07)
Net earnings/(loss) per share	$0.04	$0.07	$(0.17)	$0.09

Earnings/(loss) per share – Diluted
Income from continuing operations	$0.08	$0.11	$0.06	$0.16
Loss from discontinued operations	(0.04)	(0.04)	(0.22)	(0.07)
Net earnings/(loss) per share	$0.04	$0.07	$(0.16)	$0.09

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

	Thirteen weeks ended		Thirty-nine weeks ended
	March 5, 2013	February 28, 2012	March 5, 2013	February 28, 2012
Stock options	2,410	2,564	2,116	2,237
Restricted shares	1,119	917	1,203	905
Total	3,529	3,481	3,319	3,142

During the first 39 weeks of fiscal 2013, we repurchased 4.1 million shares of our common stock at a cost of $30.1 million.  As of March 5, 2013, the total number of remaining shares authorized by our Board of Directors to be repurchased was 11.9 million.  All shares repurchased during the 39 week period were cancelled as of March 5, 2013.

NOTE C – FRANCHISE PROGRAMS

As of March 5, 2013, our domestic and international franchisees collectively operated 77 Ruby Tuesday restaurants and five Lime Fresh restaurants.  We do not own any equity interest in our franchisees.

Under the terms of the franchise operating agreements, we charge a royalty fee (generally 4.0% of monthly sales) and require all domestic franchisees to contribute a percentage, 2.25% as of March 5, 2013, of monthly gross sales to a national advertising fund formed to cover their pro rata portion of the production and airing costs associated with our national advertising campaign.  Under the terms of those agreements, we can charge up to 3.0% of monthly gross sales for this national advertising fund.

Advertising amounts received from domestic franchisees are considered by RTI to be reimbursements, recorded on an accrual basis as earned, and have been netted against selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss).

In addition to the royalty and advertising fees discussed above, our franchise agreements allow us to charge up to a 1.5% support service fee and a 1.5% marketing and purchasing fee.  For the 13 and 39 weeks ended March 5, 2013 and February 28, 2012, we recorded $0.2 million and $0.6 million, respectively in fiscal 2013, and $0.1 million and $0.8 million, respectively in fiscal 2012, in support service and marketing and

Index

purchasing fees, which were an offset to Selling, general and administrative, net in our Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss).

On June 20, 2012, RT Midwest Holdings, LLC, RT Chicago Franchise, LLC, RT Midwest Real Estate, LLC, and RT Northern Illinois Franchise, LLC (collectively “RT Midwest”), filed for Chapter 11 protection in the United States Bankruptcy Court for the District of Minnesota.  On January 15, 2013, RT Midwest successfully emerged from its Chapter 11 bankruptcy restructuring.  We resumed invoicing this franchisee, which operated 11 restaurants as of March 5, 2013 (all of which are leased), for franchise fees on March 6, 2013.  See Note E to the Condensed Consolidated Financial Statements for a discussion of the write off of pre-bankruptcy franchise fee receivables due from RT Midwest and Note I to the Condensed Consolidated Financial Statements for a discussion of closed restaurant lease reserve charges recorded during the first quarter of fiscal 2013 in connection with a subleased restaurant that RT Midwest closed during that quarter.

NOTE D – DISCONTINUED OPERATIONS

In an effort to focus on the successful sales turnaround of our core Ruby Tuesday concept and position our Lime Fresh concept for long-term success as a growth vehicle, on January 9, 2013, the Board of Directors of Ruby Tuesday, Inc. approved management’s plan to close all 13 Marlin & Ray’s restaurants as well as the Company’s one Wok Hay restaurant in the third quarter of fiscal 2013.  We closed these restaurants on January 9, 2013.  Additionally, on the same date we announced our intention to seek a buyer for our two Truffles restaurants.  No buyer suitable to our landlords was found as of March 5, 2013 and we consequently opted, on April 7, 2013, to close the restaurants instead.  As a result of these decisions, pre-tax charges of $4.0 million and $20.4 million were recognized for asset impairments, including those of Truffles, lease reserves, and other closing costs within closures and impairments expense from discontinued operations for the 13 and 39 weeks ended March 5, 2013.

We have classified the results of operations of our Company-owned Marlin & Ray’s, Wok Hay, and Truffles concepts as discontinued operations for all periods presented.  The results of operations of our discontinued operations are as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	March 5, 2013	February 28, 2012	March 5, 2013	February 28, 2012
Restaurant sales and operating revenue	$2,421	$4,112	$11,575	$8,706
Losses before income taxes	$(4,405)	$(1,573)	$(23,172)	$(4,184)
(Benefit)/provision for income taxes	(1,885)	760	(9,313)	448
Loss from discontinued operations	$(2,520)	$(2,333)	$(13,859)	$(4,632)

As of March 5, 2013 and June 5, 2012, we had $3.7 million and $24.8 million, respectively, of assets associated with the closed concept restaurants, which are included in Property and equipment, net in our Condensed Consolidated Balance Sheets.  Additionally, included within Assets held for sale in our March 5, 2013 Condensed Consolidated Balance Sheet are $5.0 million of assets associated with the closed concept restaurants.  See Note I to the Condensed Consolidated Financial Statements for a discussion of closed restaurant lease reserves as of March 5, 2013 and June 5, 2012 associated with the closed concept restaurants.

Index

NOTE E – ACCOUNTS RECEIVABLE

Accounts receivable – current consist of the following (in thousands):

	March 5, 2013	June 5, 2012

Rebates receivable	$867	$923
Amounts due from franchisees	726	770
Other receivables	3,474	3,007
Accounts receivable	$5,067	$4,700

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

As of March 5, 2013 and June 5, 2012, Other receivables consisted primarily of amounts due for third-party gift card sales ($1.1 million and $1.3 million, respectively), a receivable due from a third-party maintenance provider in connection with a contract settlement ($0.5 million as of March 5, 2013 only), and amounts due from our distributor ($1.3 million and $0.9 million, respectively).

As discussed in Note C to the Condensed Consolidated Financial Statements, our RT Midwest franchise filed for Chapter 11 protection during the first quarter of fiscal 2013.  RT Midwest had indebtedness of $2.3 million owed to RTI at the time of the Chapter 11 filing.  During the fourth quarter of fiscal 2012, we wrote off the $2.3 million in franchise fee receivables due from RT Midwest and the associated unearned franchise fees in anticipation of the Chapter 11 filing.

NOTE F – INVENTORIES

Our merchandise inventory was $24.0 million and $19.9 million as of March 5, 2013 and June 5, 2012, respectively.  In order to ensure adequate supply and competitive pricing, we purchase lobster and crab in advance of our needs and store it in third-party facilities prior to our distributor taking possession of the inventory.  The increase in merchandise inventory from the end of the prior fiscal year is due primarily to advance purchases of lobster in part to ensure adequate supply.

NOTE G – PROPERTY, EQUIPMENT, ASSETS HELD FOR SALE, OPERATING LEASES, AND SALE-LEASEBACK TRANSACTIONS

Property and equipment, net, of continuing operations is comprised of the following (in thousands):

	March 5, 2013	June 5, 2012
Land	$227,180	$244,498
Buildings	457,733	494,537
Improvements	409,312	421,143
Restaurant equipment	262,089	276,576
Other equipment	92,185	95,400
Construction in progress and other	26,360	26,473
	1,474,859	1,558,627
Less accumulated depreciation	586,747	592,022
Property and equipment, net	$888,112	$966,605

Included in Construction in progress and other as of March 5, 2013 and June 5, 2012 are $19.9 million and $21.8 million, respectively, of assets held for sale that are not classified as such in the Condensed

Index

Consolidated Balance Sheets as we do not expect to sell these assets within the next 12 months.  These assets primarily consist of parcels of land upon which we have no intention to build restaurants.

Included within the current assets section of our Condensed Consolidated Balance Sheets at March 5, 2013 and June 5, 2012 are amounts classified as held for sale totaling $9.2 million and $4.7 million, respectively.  Assets held for sale primarily consist of parcels of land upon which we have no intention to build restaurants, land and buildings of closed restaurants, and various liquor licenses.  During the 13 and 39 weeks ended March 5, 2013, we sold surplus properties with carrying values of $3.3 million and $4.9 million, respectively, at net gains that were negligible and $0.5 million, respectively.  Cash proceeds, net of broker fees, from these sales during the 13 and 39 weeks ended March 5, 2013 totaled $3.4 million and $5.5 million, respectively.  During the 13 and 39 weeks ended February 28, 2012, we sold surplus properties with carrying values of $1.5 million and $2.9 million, respectively, at net gains of $0.1 million and $0.2 million, respectively.  Cash proceeds, net of broker fees, from these sales during the 13 and 39 weeks ended February 28, 2012 totaled $1.5 million and $3.1 million, respectively.

Approximately 55% of our 727 restaurants are located on leased properties.  Of these, approximately 66% are land leases only; the other 34% are for both land and building.  The initial terms of these leases expire at various dates over the next 23 years.  These leases may also contain required increases in minimum rent at varying times during the lease term and have options to extend the terms of the leases at a rate that is included in the original lease agreement.  Most of our leases require the payment of additional (contingent) rent that is based upon a percentage of restaurant sales above agreed upon sales levels for the year.  These sales levels vary for each restaurant and are established in the lease agreements.  We recognize contingent rental expense (in annual as well as interim periods) prior to the achievement of the specified target that triggers the contingent rental expense, provided that achievement of that target is considered probable.

During the 13 and 39 weeks ended March 5, 2013, we completed sale-leaseback transactions of the land and building for four and 18 Company-owned Ruby Tuesday concept restaurants, respectively, for gross cash proceeds of $8.8 million and $40.8 million, respectively, exclusive of transaction costs of approximately $0.4 million and $2.0 million, respectively.  Equipment was not included.  The carrying value of the properties sold was $7.3 million and $30.0 million, respectively.  The leases have been classified as operating leases and have initial terms of 15 years, with fair market value-based renewal options of up to 20 years.  Net proceeds from the sale-leaseback transactions were used for general corporate purposes, including the repurchase of shares of our common stock, and debt payments.

We realized gains on these transactions during the 13 and 39 weeks ended March 5, 2013 of $1.1 million and $8.8 million, respectively, which have been deferred and are being recognized on a straight-line basis over the lease term.  The current portion of the deferred gains on all sale-leaseback transactions to date was $0.9 million and $0.3 million as of March 5, 2013 and June 5, 2012, respectively, and is included in Accrued liabilities – Rent and other in our Condensed Consolidated Balance Sheets.  The long-term portion of the deferred gains on all sale-leaseback transactions to date was $11.9 million and $4.2 million as of March 5, 2013 and June 5, 2012, respectively, and is included in Other deferred liabilities in our Condensed Consolidated Balance Sheets.  Amortization of the deferred gains of $0.2 million and $0.5 million is included within Other restaurant operating costs in our Condensed Consolidated Statement of Operations and Comprehensive Income/(Loss) for the 13 and 39 weeks ended March 5, 2013, respectively.

NOTE H – LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

	March 5, 2013	June 5, 2012

Senior unsecured notes	$238,500	$250,000
Unamortized discount	(3,213)	(3,646)
Senior unsecured notes less unamortized discount	235,287	246,354
Mortgage loan obligations	70,352	80,076
Capital lease obligations	194	233
	305,833	326,663
Less current maturities	9,167	12,454
	$296,666	$314,209

Index

On May 14, 2012, we entered into an indenture (the “Indenture”) among the Company, certain subsidiaries of the Company as guarantors and Wells Fargo Bank, National Association as trustee, governing the Company’s $250.0 million aggregate principal amount of 7.625% senior notes due 2020 (the “Senior Notes”).  The Senior Notes were issued at a discount of $3.7 million, which is being amortized using the effective interest method over the eight-year term of the notes.

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

In connection with the issuance of the Senior Notes, we have agreed to register with the SEC notes having substantially identical terms as the Senior Notes, as part of an offer to exchange freely tradable exchange notes for the Senior Notes.  We have agreed: (i) within 270 days after the issue date of the Senior Notes, to file a registration statement enabling holders of the Senior Notes to exchange the privately placed notes for publicly registered notes with substantially identical terms; (ii) to use commercially reasonable efforts to cause the registration statement to become effective within 365 days after the issue date of the Senior Notes; (iii) to consummate the exchange offer within 40 days after the registration statement becomes effective; and (iv) to file a shelf registration statement for resale of the notes if we cannot consummate the exchange offer within the time period listed above.  We have begun the exchange offer and expect its consummation on May 3, 2013.

If we fail to meet any of the remaining targets (each, a “registration default”), the annual interest rate on the Senior Notes will increase by 0.25%.  The annual interest rate on the Senior Notes will increase by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 1.0% per year over the otherwise applicable annual interest rate of 7.625%.  If we cure the registration default, the interest rate on the Senior Notes will revert to the original level.

On August 10, 2012, we entered into the third amendment to our five-year revolving credit agreement (the “Credit Facility” discussed below) which, among other things, allows us to repurchase up to $15.0 million of the Senior Notes in any fiscal year.  During the first 39 weeks of fiscal 2013, we repurchased $11.5 million of the Senior Notes for $10.9 million plus a negligible amount of accrued interest.  We realized a gain of $0.6 million on these transactions.  The balance on the Senior Notes was $238.5 million at March 5,

Index

2013 as a result of these repurchases.  As of March 5, 2013, we may repurchase an additional $3.5 million of the Senior Notes during the remainder of fiscal 2013.

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

Under the terms of the Credit Facility, we had no borrowings outstanding at either March 5, 2013 or June 5, 2012.  After consideration of letters of credit outstanding, we had $189.8 million available under the Credit Facility as of March 5, 2013.

The Credit Facility contains a number of customary affirmative and negative covenants that, among others, limit or restrict our ability to incur liens, engage in mergers or other fundamental changes, make acquisitions, investments, loans and advances, pay dividends or other distributions, sell or otherwise dispose of certain assets, engage in certain transactions with affiliates, enter into burdensome agreements or certain hedging agreements, amend organizational documents, change accounting practices, incur additional indebtedness and prepay other indebtedness.  In addition, under the Credit Facility, we are required to comply with financial covenants relating to the maintenance of a maximum leverage ratio and a minimum fixed charge coverage ratio and we were in compliance with these financial covenants as of March 5, 2013.  The terms of the Credit Facility require us to maintain a maximum leverage ratio of no more than 4.5 to 1.0 through the fiscal quarter ending on or about June 4, 2013 and 4.25 to 1.0 thereafter and a minimum fixed charge coverage ratio of 1.75 to 1.0 through and including the fiscal quarter ending on or about June 3, 2014 and 1.85 to 1.0 thereafter.

Index

The Credit Facility terminates on December 1, 2015.  Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Facility and any ancillary loan documents.

Our $70.4 million in mortgage loan obligations as of March 5, 2013 consists of various loans acquired upon franchise acquisitions.  These loans, which mature between June 2013 and November 2022, have balances which range from negligible to $8.1 million and interest rates of 3.89% to 11.28%.  Many of the properties acquired from franchisees collateralize the loans outstanding.

NOTE I – CLOSURES AND IMPAIRMENTS EXPENSE

As discussed further in Notes A and D to the Condensed Consolidated Financial Statements, on January 9, 2013, the Board of Directors of Ruby Tuesday, Inc. approved management’s plan to close all 13 Marlin & Ray’s restaurants, the Company’s one Wok Hay restaurant, and two of the Company-owned Lime Fresh restaurants in the third quarter of fiscal 2013.  The two Lime Fresh restaurants had been opened by the Company within the prior twelve months and were not among those purchased in April 2012.  We closed these restaurants on January 9, 2013.  Additionally, we announced on the same date our intention to seek a buyer for our two Truffles restaurants.  No buyer suitable to our landlords was found as of March 5, 2013 and we consequently opted, on April 7, 2013, to close the restaurants instead.  As a result of these decisions, pre-tax charges of $4.0 million and $20.4 million were recognized for asset impairments, including those of Truffles, lease reserves, and other closing costs within closures and impairments expense from discontinued operations for the 13 and 39 weeks ended March 5, 2013.

Closures and impairments, net include the following for the 13 and 39 weeks ended March 5, 2013 and February 28, 2012 (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	March 5, 2013	February 28, 2012	March 5, 2013	February 28, 2012
Closures and impairments from
continuing operations:
Property impairments	$543	$10,861	$3,203	$11,697
Closed restaurant lease reserves	1,340	776	1,714	624
Other closing costs	263	111	805	425
Gain on sale of surplus properties	(50)	(118)	(648)	(198)
Closures and impairments, net	$2,096	$11,630	$5,074	$12,548

Closures and impairments from
discontinued operations	$3,958	$687	$20,355	$867

A rollforward of our future lease obligations associated with closed properties is as follows (in thousands):

	Lease Obligations
	Continuing Operations	Discontinued Concepts	Total
Balance at June 5, 2012	$6,227	$586	$6,813
Closing expense including rent and other lease charges	1,714	1,289	3,003
Payments	(2,804)	(359)	(3,163)
Transfer of deferred escalating minimum rent balance	729	876	1,605
Other adjustments	207	–	207
Balance at March 5, 2013	$6,073	$2,392	$8,465

For the remainder of fiscal 2013 and beyond, our focus will be on obtaining settlements on as many of these leases as possible and these settlements could be higher or lower than the amounts recorded.  The actual amount of any cash payments made by the Company for lease contract termination costs will be dependent upon ongoing negotiations with the landlords of the leased restaurant properties.

Included within closing expense in the table above are $0.2 million in charges we recorded during the first quarter of fiscal 2013 associated with lease obligations on a restaurant subleased to RT Midwest that has closed.  As of March 5, 2013, we continue to remain a sublease guarantor for three of RT Midwest’s operating restaurants, which have remaining lease terms extending through April 2019.  As of March 5,

Index

2013, cash rents of $0.7 million are required under the terms of the subleases.  Should RT Midwest decide to close any of these restaurants we may incur further lease obligations associated with these subleases.

At March 5, 2013, we had 31 restaurants that had been open more than one year with rolling 12-month negative cash flows, of which 17 have been impaired to salvage value.  Of the 14 which remained, we reviewed the plans to improve cash flows at each of the restaurants and determined that no impairment was necessary.  The remaining net book value of these 14 restaurants was $12.5 million at March 5, 2013.

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

Minimum funding for the Retirement Plan is determined in accordance with the guidelines set forth in employee benefit and tax laws.  From time to time we may contribute additional amounts as we deem appropriate.  We estimate that we will be required to make contributions totaling $0.3 million to the Retirement Plan during the remainder of fiscal 2013.

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

On November 30, 2012, Samuel E. Beall, III, our former Chief Executive Officer, stepped down from management and the Board of Directors.  Because he is entitled to receive his entire pension payment in a lump-sum six months following his retirement, we have classified an amount representing that pension payment ($8.1 million) into Accrued liabilities – Payroll and related costs in our March 5, 2013 and June 5, 2012 Condensed Consolidated Balance Sheets.

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

Index

The following tables detail the components of net periodic benefit costs and the amounts recognized in our Condensed Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the “Pension Plans”) and the Postretirement Medical and Life Benefits plans (in thousands):

	Pension Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	March 5,	February 28,	March 5,	February 28,
	2013	2012	2013	2012
Service cost	$115	$134	$345	$402
Interest cost	525	576	1,575	1,728
Expected return on plan assets	(102)	(126)	(306)	(378)
Amortization of prior service cost (a)	26	64	78	192
Recognized actuarial loss	565	426	1,695	1,278
Net periodic benefit cost	$1,129	$1,074	$3,387	$3,222

	Postretirement Medical and Life Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	March 5,	February 28,	March 5,	February 28,
	2013	2012	2013	2012
Service cost	$3	$2	$9	$6
Interest cost	15	18	45	54
Amortization of prior service cost (a)	(14)	(14)	(41)	(42)
Recognized actuarial loss	53	34	159	102
Net periodic benefit cost	$57	$40	$172	$120
(a)	Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

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

NOTE K – INCOME TAXES

We had a liability for unrecognized tax benefits of $10.1 million and $6.4 million as of March 5, 2013 and June 5, 2012, respectively.  As of March 5, 2013 and June 5, 2012, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate was $4.2 million and $4.2 million,

Index

respectively.  The liability for unrecognized tax benefits as of March 5, 2013 includes $1.4 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations and negotiations with tax authorities.

Interest and penalties related to unrecognized tax benefits are recognized as components of income tax expense.  As of March 5, 2013 and June 5, 2012, we had accrued $1.3 million and $1.0 million, respectively, for the payment of interest and penalties.  During the first 39 weeks of fiscal 2013, accrued interest and penalties increased by $0.3 million, of which $0.2 million affected the effective tax rate for the same time period.

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

We recorded a tax benefit from continuing operations of $2.0 million and $10.6 million during the 13- and 39-week periods ended March 5, 2013, respectively, compared to a tax benefit of $4.1 million and $2.9 million during the 13- and 39-week periods ended February 28, 2012.  The change in income taxes was attributable to a change in method of recording interim income tax expense as discussed above coupled with lower pre-tax income for the current year periods as compared to those same periods of the prior year.

At March 5, 2013, we are no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2008 with the exception of our fiscal years 2004 and 2005 as a result of fiscal 2009 NOL carryback, and with few exceptions, state and local examinations by tax authorities prior to fiscal year 2008.

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

All options awarded under the Directors’ Plan have been at the fair market value at the time of grant.  A committee, appointed by the Board of Directors, administers the Directors’ Plan.  At March 5, 2013, we had reserved 36,000 shares of common stock under the Directors’ Plan, 35,000 of which were subject to options outstanding, for a net of 1,000 shares of common stock currently available for issuance under the Directors’ Plan.

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

Index

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

At March 5, 2013, we had reserved a total of 4,849,000 and 798,000 shares of common stock for the 2003 SIP and 1996 SIP, respectively.  Of the reserved shares at March 5, 2013, 1,603,000 and 590,000 were subject to options outstanding for the 2003 SIP and 1996 SIP, respectively.  Stock option exercises are settled with the issuance of new shares.  Net shares of common stock available for issuance at March 5, 2013 under the 2003 SIP and 1996 SIP were 3,246,000 and 208,000, respectively.

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

Stock Options
The following tables summarize the activity in options for the 39 weeks ended March 5, 2013 under these stock option plans (in thousands, except per-share data):

		Weighted-
		Average
Service-based vesting:	Options	Exercise Price
Balance at June 5, 2012	2,716	$8.79
Granted	503	7.81
Exercised	(215)	6.86
Forfeited	(272)	16.01
Balance at March 5, 2013	2,732	$8.05

Exercisable at March 5, 2013	2,124	$8.03

		Weighted-
		Average
Performance-based vesting:	Options	Exercise Price
Balance at June 5, 2012	–	$–
Granted	250	7.81
Balance at March 5, 2013	250	$7.81

Exercisable at March 5, 2013	–	$–

Included in the outstanding balance shown above are approximately 2.4 million of “out-of-the-money” options.  Of this amount, 0.4 million of these options expired out-of-the-money subsequent to March 5, 2013.

Index

At March 5, 2013, there was approximately $2.4 million of unrecognized pre-tax compensation expense related to non-vested stock options.  This cost is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock
The following tables summarize our restricted stock activity for the 39 weeks ended March 5, 2013 (in thousands, except per-share data):

		Weighted-Average
	Restricted	Grant-Date
Service-based vesting:	Stock	Fair Value
Non-vested at June 5, 2012	797	$8.37
Granted	773	7.42
Vested	(337)	7.55
Forfeited	(116)	8.92
Non-vested at March 5, 2013	1,117	$7.90

		Weighted-Average
	Restricted	Grant-Date
Performance-based vesting:	Stock	Fair Value
Non-vested at June 5, 2012	423	$7.75
Granted	344	6.99
Vested	(89)	7.31
Forfeited	(322)	7.82
Non-vested at March 5, 2013	356	$7.06

The fair values of the restricted share awards reflected above were based on the fair market value of our common stock at the time of grant.  At March 5, 2013, unrecognized compensation expense related to restricted stock grants expected to vest totaled approximately $6.8 million and will be recognized over a weighted average vesting period of approximately 2.1 years.

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

On September 30, 2009, an age discrimination case styled Equal Employment Opportunity Commission (Pittsburgh) v. Ruby Tuesday, Inc., was filed in the United States District Court for the Western District of Pennsylvania (the “Lawsuit”).  The U.S. Equal Employment Opportunity Commission (“EEOC”)

Index

Pittsburgh Area Office alleges in the suit that the Company violated the Age Discrimination in Employment Act (“ADEA”) by failing to hire employees within the protected age group in five Pennsylvania restaurants and one Ohio restaurant.  On October 19, 2009, the EEOC filed a Notice of an ADEA Directed Investigation (“DI”), regarding potential age discrimination in violation of the ADEA in hiring and discharge for all positions at all restaurant facilities.  On January 10, 2012, the EEOC filed an Order to Show Cause Why an Administrative Subpoena Should Not be Enforced also in the United States District Court for the Western District of Pennsylvania.  We have denied the allegations in the Lawsuit and are vigorously defending against the DI and the administrative subpoena.  Discovery is ongoing in the Lawsuit.  Despite the pending Lawsuit, DI, and administrative subpoena, we do not believe that this matter will have a material adverse effect on our operations, financial position, or cash flows.

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

We believe, and have obtained a consistent opinion from outside counsel, that we have valid coverage under our insurance policies for any amounts in excess of our self-insured retention.  We believe this provides a basis for not recording a liability for any contingency associated with the Maddy settlement.  We further believe we have the right to the indemnification referred to above.  Based on the information currently available, our March 5, 2013 and June 5, 2012 Condensed Consolidated Balance Sheets reflect no accrual relating to the Maddy case.  There can be no assurance, however, that we will be successful in our defense of our carrier’s claim against us.

NOTE N – FAIR VALUE MEASUREMENTS

The following table presents the fair values of our financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall (in thousands):

	Level	March 5, 2013	June 5, 2012
Deferred compensation plan: other investments – Assets	1	$8,494	$7,974
Deferred compensation plan: other investments – Liabilities	1	(8,494)	(7,974)
Deferred compensation plan: RTI common stock – Equity	1	860	1,008
Deferred compensation plan: RTI common stock – Equity	1	(860)	(1,008)
Total		$–	$–

During the 13 and 39 weeks ended March 5, 2013 and February 28, 2012, there were no transfers among levels within the fair value hierarchy.

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

Index

The following table presents the fair values for those assets and liabilities measured on a non-recurring basis and remaining on our Condensed Consolidated Balance Sheets as of March 5, 2013 and June 5, 2012 (in thousands):

	Fair Value Measurements
	Level	March 5, 2013	June 5, 2012
Long-lived assets held for sale *	2	$29,064	$26,495
Long-lived assets held for use	2	898	385
Total		$29,962	$26,880

* Included in the carrying value of long-lived assets held for sale as of March 5, 2013 and June 5, 2012 are $19.9 million and $21.8 million, respectively, of assets included in Construction in progress in the Condensed Consolidated Balance Sheets as we do not expect to sell these assets within the next 12 months.

The following table presents the losses recognized during the 13 and 39 weeks ended March 5, 2013 and February 28, 2012 resulting from fair value measurements of assets and liabilities measured on a non-recurring basis.  The losses associated with continuing operations are included in Closures and impairments, net and the losses associated with discontinued operations are included in Loss from discontinued operations in our Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	March 5, 2013	February 28, 2012	March 5, 2013	February 28, 2012
Included within continuing operations
Long-lived assets held for sale	$434	$141	$945	$347
Long-lived assets held for use	–	10,720	2,149	11,350
Other closed restaurants	109	–	109	–
	$543	$10,861	$3,203	$11,697

Included within discontinued operations	$1,669	$673	$17,971	$673

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

Index

Our financial instruments at March 5, 2013 and June 5, 2012 consisted of cash and cash equivalents, accounts receivable and payable, long-term debt, and letters of credit.  The fair values of cash and cash equivalents and accounts receivable and payable approximated their carrying values because of the short-term nature of these instruments.  The carrying amounts and fair values of our other financial instruments not measured on a recurring basis using fair value, however subject to fair value disclosures are as follows (in thousands):

	March 5, 2013		June 5, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt and capital leases	$305,833	$309,920	$326,663	$312,225
Letters of credit	–	245	–	222

We estimated the fair value of debt and letters of credit using market quotes and present value calculations based on market rates.

NOTE O – SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

As discussed in Note H to the Condensed Consolidated Financial Statements, the Senior Notes are a liability of Ruby Tuesday, Inc. (the “Parent”) and are guaranteed on a senior unsecured basis by our existing and future domestic restricted subsidiaries, subject to certain exceptions (the “Guarantors”).  Each of the Guarantors is wholly-owned by Ruby Tuesday, Inc.  None of the few remaining subsidiaries of Ruby Tuesday, Inc., which were primarily created to hold liquor license assets, guarantee the Senior Notes (the “Non-Guarantors”).  Our Non-Guarantor subsidiaries are immaterial and are aggregated within the Parent information disclosed below.

The following condensed consolidating financial statements present, on a supplemental basis, the financial position, results of operations, and statements of cash flows of the Parent, the Guarantors, and elimination entries necessary to consolidate the Parent and Guarantors.  Investments in wholly-owned subsidiaries are accounted for using the equity method for purposes of the consolidated presentation.  The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Index

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 5, 2013
(IN THOUSANDS)

	Parent	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$31,517	$243	$–	$31,760
Accounts receivable	2,655	2,412	–	5,067
Inventories	23,622	9,658	–	33,280
Income tax receivable	119,163	–	(116,836)	2,327
Deferred income taxes	25,088	10,825	–	35,913
Other current assets	18,871	4,199	–	23,070
Total current assets	220,916	27,337	(116,836)	131,417

Property and equipment, net	660,992	227,120	–	888,112
Goodwill	9,022	–	–	9,022
Investment in subsidiaries	201,066	–	(201,066)	–
Due from/(to) subsidiaries	73,741	255,562	(329,303)	–
Other assets	47,029	21,113	–	68,142
Total assets	$1,212,766	$531,132	$(647,205)	$1,096,693

Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable	$11,137	$2,740	$–	$13,877
Accrued and other current liabilities	55,179	37,000	–	92,179
Current maturities of long-term debt,
including capital leases	(346)	9,513	–	9,167
Income tax payable	–	116,836	(116,836)	–
Total current liabilities	65,970	166,089	(116,836)	115,223

Long-term debt and capital leases,
less current maturities	235,820	60,846	–	296,666
Deferred income taxes	8,893	13,527	–	22,420
Due to/(from) subsidiaries	255,562	73,741	(329,303)	–
Other deferred liabilities	105,896	15,863	–	121,759
Total liabilities	672,141	330,066	(446,139)	556,068

Shareholders’ equity:
Common stock	609	–	–	609
Capital in excess of par value	64,420	–	–	64,420
Retained earnings	488,712	201,066	(201,066)	488,712
Accumulated other comprehensive loss	(13,116)	–	–	(13,116)
Total shareholders’ equity	540,625	201,066	(201,066)	540,625

Total liabilities & shareholders’ equity	$1,212,766	$531,132	$(647,205)	$1,096,693

Index

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 5, 2012
(IN THOUSANDS)

	Parent	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$47,986	$198	$–	$48,184
Accounts receivable	2,234	2,466	–	4,700
Inventories	20,896	8,134	–	29,030
Income tax receivable	97,290	–	(96,453)	837
Deferred income taxes	19,030	8,104	–	27,134
Other current assets	15,216	3,167	–	18,383
Total current assets	202,652	22,069	(96,453)	128,268

Property and equipment, net	727,379	239,226	–	966,605
Goodwill	7,989	–	–	7,989
Investment in subsidiaries	204,386	–	(204,386)	–
Due from/(to) subsidiaries	78,799	245,257	(324,056)	–
Other assets	47,144	23,531	–	70,675
Total assets	$1,268,349	$530,083	$(624,895)	$1,173,537

Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable	$28,302	$6,646	$–	$34,948
Accrued and other current liabilities	55,301	29,521	–	84,822
Current maturities of long-term debt,
including capital leases	(344)	12,798	–	12,454
Income tax payable	–	96,453	(96,453)	–
Total current liabilities	83,259	145,418	(96,453)	132,224

Long-term debt and capital leases,
less current maturities	246,892	67,317	–	314,209
Deferred income taxes	20,910	16,657	–	37,567
Due to/(from) subsidiaries	245,257	78,799	(324,056)	–
Other deferred liabilities	95,807	17,506	–	113,313
Total liabilities	692,125	325,697	(420,509)	597,313

Shareholders’ equity:
Common stock	640	–	–	640
Capital in excess of par value	90,856	–	–	90,856
Retained earnings	498,985	204,386	(204,386)	498,985
Accumulated other comprehensive loss	(14,257)	–	–	(14,257
Total shareholders’ equity	576,224	204,386	(204,386)	576,224

Total liabilities & shareholders’ equity	$1,268,349	$530,083	$(624,895)	$1,173,537

Index

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME/(LOSS)
THIRTEEN WEEKS ENDED MARCH 5, 2013
(IN THOUSANDS)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$221,316	$84,519	$–	$305,835
Franchise revenue	25	1,523	–	1,548
	221,341	86,042	–	307,383

Operating costs and expenses:
Cost of merchandise	60,626	23,169	–	83,795
Payroll and related costs	74,802	30,562	–	105,364
Other restaurant operating costs	44,242	17,704	–	61,946
Depreciation	10,751	3,863	–	14,614
Selling, general, and administrative	19,747	10,529	–	30,276
Intercompany selling, general, and
administrative allocations	16,761	(16,761)	–	–
Closures and impairments	1,235	861	–	2,096
Equity in earnings of subsidiaries	(12,369)	–	12,369	–
Interest expense, net	5,195	1,396	–	6,591
Intercompany interest expense/(income)	3,482	(3,482)	–	–
	224,472	67,841	12,369	304,682

(Loss)/income from continuing operations
before income taxes	(3,131)	18,201	(12,369)	2,701
(Benefit)/provision for income taxes from
continuing operations	(7,847)	5,832	–	(2,015)
Income from continuing operations	4,716	12,369	(12,369)	4,716

Loss from discontinued operations, net of tax	(2,520)	(158)	158	(2,520)
Net income	$2,196	$12,211	$(12,211)	$2,196

Other comprehensive income:
Pension liability reclassification, net of tax	380	–	–	380
Total comprehensive income	$2,576	$12,211	$(12,211)	$2,576

Index

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME/(LOSS)
THIRTY-NINE WEEKS ENDED MARCH 5, 2013
(IN THOUSANDS)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$675,501	$255,198	$–	$930,699
Franchise revenue	159	4,525	–	4,684
	675,660	259,723	–	935,383

Operating costs and expenses:
Cost of merchandise	184,827	69,678	–	254,505
Payroll and related costs	222,481	90,806	–	313,287
Other restaurant operating costs	137,844	55,604	–	193,448
Depreciation	32,623	11,680	–	44,303
Selling, general, and administrative	73,737	38,086	–	111,823
Intercompany selling, general, and
administrative allocations	51,245	(51,245)	–	–
Closures and impairments	4,210	864	–	5,074
Equity in earnings of subsidiaries	(33,835)	–	33,835	–
Interest expense, net	16,252	4,310	–	20,562
Gain on extinguishment of debt	(571)	–	–	(571)
Intercompany interest expense/(income)	10,304	(10,304)	–	–
	699,117	209,479	33,835	942,431

(Loss)/income from continuing operations
before income taxes	(23,457)	50,244	(33,835)	(7,048)
(Benefit)/provision for income taxes from
continuing operations	(27,043)	16,409	–	(10,634)
Income from continuing operations	3,586	33,835	(33,835)	3,586

Loss from discontinued operations, net of tax	(13,859)	(810)	810	(13,859)
Net income/(loss)	$(10,273)	$33,025	$(33,025)	$(10,273)

Other comprehensive income:
Pension liability reclassification, net of tax	1,141	–	–	1,141
Total comprehensive income	$(9,132)	$33,025	$(33,025)	$(9,132)

Index

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME/(LOSS)
THIRTEEN WEEKS ENDED FEBRUARY 28, 2012
(IN THOUSANDS)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$230,620	$88,730	$–	$319,350
Franchise revenue	53	1,310	–	1,363
	230,673	90,040	–	320,713

Operating costs and expenses:
Cost of merchandise	66,132	25,512	–	91,644
Payroll and related costs	76,056	32,287	–	108,343
Other restaurant operating costs	44,080	17,364	–	61,444
Depreciation	11,772	4,169	–	15,941
Selling, general, and administrative	15,779	8,727	–	24,506
Intercompany selling, general, and
administrative allocations	17,555	(17,555)	–	–
Closures and impairments	8,909	2,721	–	11,630
Equity in earnings of subsidiaries	(12,769)	–	12,769	–
Interest expense, net	2,351	2,049	–	4,400
Intercompany interest expense/(income)	3,260	(3,260)	–	–
	233,125	72,014	12,769	317,908

(Loss)/income from continuing operations
before income taxes	(2,452)	18,026	(12,769)	2,805
(Benefit)/provision for income taxes from
continuing operations	(9,321)	5,257	–	(4,064)
Income from continuing operations	6,869	12,769	(12,769)	6,869

Loss from discontinued operations, net of tax	(2,333)	(1,232)	1,232	(2,333)
Net income/(loss)	$4,536	$11,537	$(11,537)	$4,536

Other comprehensive income:
Pension liability reclassification, net of tax	307	–	–	307
Total comprehensive income	$4,843	$11,537	$(11,537)	$4,843

Index

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME/(LOSS)
THIRTY-NINE WEEKS ENDED FEBRUARY 28, 2012
 (IN THOUSANDS)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$686,251	$263,514	$–	$949,765
Franchise revenue	165	3,939	–	4,104
	686,416	267,453	–	953,869

Operating costs and expenses:
Cost of merchandise	201,510	77,568	–	279,078
Payroll and related costs	226,384	96,189	–	322,573
Other restaurant operating costs	137,193	56,161	–	193,354
Depreciation	35,724	12,520	–	48,244
Selling, general, and administrative	50,712	26,739	–	77,451
Intercompany selling, general, and
administrative allocations	51,944	(51,944)	–	–
Closures and impairments	9,806	2,742	–	12,548
Equity in earnings of subsidiaries	(33,777)	–	33,777	–
Interest expense, net	7,035	6,260	–	13,295
Intercompany interest expense/(income)	9,754	(9,754)	–	–
	696,285	216,481	33,777	946,543

(Loss)/income from continuing operations
before income taxes	(9,869)	50,972	(33,777)	7,326
(Benefit)/provision for income taxes from
continuing operations	(20,129)	17,195	–	(2,934)
Income from continuing operations	10,260	33,777	(33,777)	10,260

Loss from discontinued operations, net of tax	(4,632)	(1,839)	1,839	(4,632)
Net income/(loss)	$5,628	$31,938	$(31,938)	$5,628

Other comprehensive income:
Pension liability reclassification, net of tax	923	–	–	923
Total comprehensive income	$6,551	$31,938	$(31,938)	$6,551

Index

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THIRTY-NINE WEEKS ENDED MARCH 5, 2013
(IN THOUSANDS)

	Parent	Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$(5,902)	$47,396	$(26,040)	$15,454

Investing activities:
Purchases of property and equipment	(23,480)	(4,253)	–	(27,733)
Proceeds from sale-leaseback transactions, net	38,872	–	–	38,872
Proceeds from disposal of assets	2,875	2,576	–	5,451
Other, net	416	–	–	416
Net cash used by investing activities	18,683	(1,677)	–	17,006

Financing activities:
Principal payments on long-term debt	(10,971)	(9,329)	–	(20,300)
Stock repurchases	(30,149)	–	–	(30,149)
Proceeds from exercise of stock options	1,478	–	–	1,478
Excess tax benefits from share-based
compensation	87	–	–	87
Intercompany transactions	10,305	(36,345)	26,040	–
Net cash used by financing activities	(29,250)	(45,674)	26,040	(48,884)

Decrease in cash and cash equivalents	(16,469)	45	–	(16,424)
Cash and cash equivalents:
Beginning of year	47,986	198	–	48,184
End of year	$31,517	$243	$–	$31,760

Index

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THIRTY-NINE WEEKS ENDED FEBRUARY 28, 2012
(IN THOUSANDS)

	Parent	Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$43,854	$63,900	$(31,722)	$76,032

Investing activities:
Purchases of property and equipment	(20,726)	(8,386)	–	(29,112)
Proceeds from disposal of assets	5,170	160	–	5,330
Other, net	1,336	–	–	1,336
Net cash used by investing activities	(14,220)	(8,226)	–	(22,446)

Financing activities:
Net payments on revolving credit facility	(22,000)	–	–	(22,000)
Principal payments on long-term debt	(4)	(14,216)	–	(14,220)
Stock repurchases	(18,441)	–	–	(18,441)
Proceeds from exercise of stock options	184	–	–	184
Excess tax benefits from share-based
compensation	31	–	–	31
Intercompany transactions	9,755	(41,477)	31,722	–
Net cash used by financing activities	(30,475)	(55,693)	31,722	(54,446)

Decrease in cash and cash equivalents	(841)	(19)	–	(860)
Cash and cash equivalents:
Beginning of year	9,490	232	–	9,722
End of year	$8,649	$213	$–	$8,862

Index

NOTE P – RELATED PARTY TRANSACTIONS

On June 7, 2012, we entered into two marketing agreements with 50 Eggs Branding Company, LLC (“50 Eggs”).  John Kunkel, the CEO of 50 Eggs, previously was the CEO of LFMG International, LLC, and is a current Lime Fresh franchisee.  Under the terms of the first agreement, 50 Eggs has provided marketing services for our Lime Fresh concept for a monthly fee of $52,500 plus out of pocket expenses.  We have provided notice of our intent to cancel this agreement as of May 5, 2013.  Under the terms of the second agreement, which we cancelled during the current quarter, 50 Eggs provided marketing services for our Marlin & Ray’s concept for a monthly fee of $26,250 plus out of pocket expenses.  Included within Selling, general, and administrative, net in our Consolidated Statements of Operations and Comprehensive Income/(Loss) for the 13 and 39 weeks ended March 5, 2013, are payments we made to 50 Eggs in connection with these agreements of $0.2 million and $0.8 million, respectively.

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

Under the terms of the agreement, we paid a licensing fee to Gourmet Market, Inc. of 2.0% of gross sales of any Truffles we open.  Additionally, we paid Gourmet Market, Inc. a monthly fee for up to two years for consulting services to be provided by Price Beall to assist us in developing and opening Truffles restaurants under the terms of the licensing agreement.  During the first 12 months of the agreement we paid $20,833 per month for such services.  During the second 12 months of the agreement we paid $10,417 per month.  Gourmet Market, Inc. has the option to terminate future development rights if we do not operate 18 or more Truffles restaurants within five years or 40 or more Truffles within 10 years of the effective date of the agreement.  As discussed further in Notes D and I to the Condensed Consolidated Financial Statements, on January 9, 2013 we announced our desire to sell our two Truffles restaurants.  No buyer suitable to our landlords was found as of March 5, 2013 and we consequently opted, on April 7, 2013, to close the restaurants instead.  During the 13 and 39 weeks ended March 5, 2013 and February 28, 2012, we paid Gourmet Market, Inc. $15,596 and $68,846, and $49,108 and $147,205, respectively, under the terms of the agreement.

NOTE Q – SUBSEQUENT EVENTS

Sale-leaseback transactions
Subsequent to March 5, 2013, we completed sale-leaseback transactions of the land and building for two Company-owned Ruby Tuesday concept restaurants for gross cash proceeds of $5.2 million, exclusive of transaction costs of approximately $0.3 million.  Equipment was not included.  The carrying value of the properties sold was $4.9 million.  The leases have been classified as operating leases and have an initial term of 15 years, with renewal options of up to 20 years.  We realized a negligible gain on one of these transactions and a negligible loss on the other.

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

General:

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”), owns and operates Ruby Tuesday® and Lime Fresh Mexican Grill® (“Lime Fresh”) casual dining restaurants.  We also franchise the Ruby Tuesday and Lime Fresh concepts in select domestic and international markets.  As of March 5, 2013, we owned and operated 709, and franchised 77, Ruby Tuesday restaurants.  Ruby Tuesday restaurants can now be found in 45 states, the District of Columbia, 11 foreign countries, and Guam.

As of March 5, 2013, there were 16 Company-owned and operated Lime Fresh restaurants and two Truffles restaurants.  As further discussed in Notes D and I to the Condensed Consolidated Financial Statements, on April 7, 2013 we closed our two Company-owned Truffles restaurants.  In addition, there were five Lime Fresh restaurants operated by domestic franchisees as of March 5, 2013.

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

We believe there are significant opportunities to grow our business, strengthen our competitive position, enhance our profitability, and create value through the execution of the following strategies:

Enhance Sales and Margins of Our Core Brand
In order to entice guests to see the new Ruby Tuesday, increase frequency of visits, drive same-restaurant sales growth and enhance brand visibility, we are in the early stages of new initiatives focused on promoting the Ruby Tuesday brand as more lively and approachable including the introduction of new menu items, music upgrades, lighting improvements, and revitalizing the look and feel of our television advertising and other promotional materials.  Our marketing strategy for the last several fiscal years has focused mainly on print promotions, digital media and local marketing programs, with a minimal amount spent on television.  Based on favorable trends exhibited in certain of our television test markets in fiscal 2012, at the start of fiscal 2013 we deployed a more balanced marketing program comprised of a mixture of network and national cable television advertising in tandem with direct mail and other print and electronic promotions.  We believe that having a more lively and approachable perception of our restaurants, communicated through television advertising expense levels more in line with our competitive peer group in tandem with a more balanced approach on our promotional strategies will position us for improvements in same-restaurant sales in the future from repeat and new guests.

In order to fund the incremental television advertising efforts, during fiscal 2012 we consulted with a leading enterprise improvement firm to assist us in identifying potential savings opportunities in a number of key areas including procurement, occupancy, and maintenance costs.  The majority of these cost savings are being reinvested into our television marketing programs.

Focus on Low-Capital Intensive Potential Growth in the Fast Casual Sector
We have been focused on growing our Company in a low-capital intensive manner in the fast casual sector through Lime Fresh, our Mexican fast casual concept.  We initially opened Lime Fresh restaurants under a licensing agreement and after over a year of experience which enabled us to better understand the concept’s

Index

positioning and potential in the high-quality fast casual segment, we acquired the business for $24.1 million in the fourth quarter of fiscal 2012 since we believed we could more quickly and effectively grow the concept if we owned it.  The fast casual segment of our industry is a proven and growing segment where demand exceeds supply, and we believe opening smaller, inline locations under the Lime Fresh brand provides a low-capital intensive potential growth option for us.  While the concept is still in its infancy, we believe it has the potential to generate attractive returns for us if we are able to realize our targeted revenue levels.  We opened five Company-owned Lime Fresh restaurants during the first three quarters of fiscal 2013 and plan to open approximately four to five additional Company-owned Lime Fresh restaurants during the remainder of the current fiscal year.

Strengthen our Balance Sheet to Facilitate Growth and Value Creation
During the fourth quarter of fiscal 2012, we further strengthened our balance sheet and created additional financial flexibility by issuing $250.0 million in a senior unsecured notes offering with an eight-year maturity.  As a result of the transaction, we were able to pay off all of our outstanding debt with the exception of some of our mortgage debt from previous franchise partnership acquisitions, reduce our revolver commitment size from $380.0 million to $200.0 million, obtain attractive interest rates, extend the maturity date of the majority of our debt for up to eight years, and build excess cash which we will reinvest in the future.  We continue to maintain a strong balance sheet and have a sufficient amount of liquidity.  Our near-term capital expenditure requirements will consist of opening approximately four to five Company-owned Lime Fresh restaurants during the remainder of fiscal 2013.

Our strong balance sheet is supported by a high-quality portfolio of owned real estate, and during fiscal 2012 we commenced a sale-leaseback program on a portion of our properties in order to create greater financial flexibility and generate additional liquidity for debt reduction or reinvestment.  We raised approximately $51.9 million of gross proceeds from our first tranche of sale-leaseback transactions, with the proceeds being utilized for general corporate purposes, including the repurchase of shares of our common stock, capital expenditures, and debt reduction.

Based on the favorable capitalization rates that we realized on the last few transactions in our first sale-leaseback tranche, we are pursuing a smaller second tranche of up to 20 sale-leaseback properties in order to raise additional proceeds of approximately $40.0 million to $45.0 million, of which $11.1 million was realized through the third quarter of fiscal 2013.  Since March 5, 2013, we have raised an additional $5.2 million, and expect to raise an additional $10.0 million to $14.0 million during the remainder of fiscal 2013.  We anticipate the second tranche of sale-leaseback transactions to be completed over the next four to five fiscal quarters.  We plan to utilize the proceeds for general corporate purposes, including further debt reduction.  See further discussion of our sale-leaseback transactions in the Investing Activities section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

We estimate we will generate approximately $21.0 to $26.0 million of free cash flow during the remainder of fiscal 2013.  Included in these estimates is anticipated capital spending of approximately $10.0 to $14.0 million.  Our objective over the next several years is to continue to reduce outstanding debt levels in order to reduce our leverage, focus on prudent Lime Fresh restaurant development, and opportunistically repurchase outstanding shares under our share repurchase program.

Our success in the key long range plan initiatives outlined above should enable us to improve both our return on assets and return on equity, and to create additional shareholder value.

Results of Operations:

The following is an overview of our results of operations for the 13- and 39-week periods ended March 5, 2013:

Net income was $2.2 million for the 13 weeks ended March 5, 2013 compared to $4.5 million for the same quarter of the previous year.  Diluted earnings per share for the fiscal quarter ended March 5, 2013 was $0.04 compared to $0.07 for the corresponding quarter of the prior year as a result of the decrease in same-restaurant sales as discussed below.

Index

During the 13 weeks ended March 5, 2013:

•	Same-restaurant sales* at Company-owned Ruby Tuesday restaurants decreased 2.8%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants decreased 1.7%;
•
13 Company-owned Marlin & Ray’s restaurants and one Company-owned Wok Hay restaurant were closed resulting in charges of $4.0 million for asset impairments, including those of Truffles, lease reserves, and other closing costs;

•	One Company-owned Lime Fresh restaurant was opened and two were closed;
•	We repurchased 1.3 million shares of common stock at an aggregate cost of $10.1 million; and
•
Reclassified and/or corrected certain immaterial prior year income statement information which did not change net income.  See Note A to the Condensed Consolidated Financial Statements for more information.

Net loss was $10.3 million for the 39 weeks ended March 5, 2013 compared to net income of $5.6 million for the same period of the previous year.  Diluted loss per share for the 39 weeks ended March 5, 2013 was $0.16 compared to diluted earnings per share of $0.09 for the corresponding period of the prior year as a result of the current year net loss as discussed below.

During the 39 weeks ended March 5, 2013:

•	Our former CEO, Samuel E. Beall, III, stepped down on November 30, 2012 and James J. Buettgen was appointed our new CEO effective December 1, 2012;
•	Same-restaurant sales* at Company-owned Ruby Tuesday restaurants decreased 0.2%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants decreased 1.1%;
•	Five Company-owned Ruby Tuesday restaurants were closed;
•	Two franchised Ruby Tuesday restaurants were opened and four were closed;
•
We closed 13 Company-owned Marlin & Ray's restaurants, one Company-owned Wok Hay restaurant, and formulated a plan to close two Company-owned Truffles restaurants, resulting in year-to-date charges of $20.4 million for asset impairments, including those of Truffles, lease reserves, and other closing costs;

•	Five Company-owned Lime Fresh restaurants were opened and two were closed;
•	One franchised Lime Fresh restaurant was opened;
•	We repurchased 4.1 million shares of common stock at an aggregate cost of $30.1 million;
•	We repurchased $11.5 million of our Senior Notes. The repurchases settled for $10.9 million plus a negligible amount of accrued interest. We realized a $0.6 million gain on these transactions; and
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

Index

The following table sets forth selected restaurant operating data as a percentage of total revenue, except where otherwise noted, for the periods indicated.  All information is derived from our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

	Thirteen weeks ended		Thirty-nine weeks ended
	March 5,	February 28,	March 5,		February 28,
	2013	2012	2013		2012
Revenue:
Restaurant sales and operating revenue	99.5%	99.6%	99.5%		99.6%
Franchise revenue	0.5	0.4	0.5		0.4
Total revenue	100.0	100.0	100.0		100.0
Operating costs and expenses:
Cost of merchandise (1)	27.4	28.7	27.3		29.4
Payroll and related costs (1)	34.5	33.9	33.7		34.0
Other restaurant operating costs (1)	20.3	19.2	20.8		20.4
Depreciation (1)	4.8	5.0	4.8		5.1
Selling, general and administrative, net	9.8	7.6	12.0		8.1
Closures and impairments, net	0.7	3.6	0.5		1.3
Interest expense, net	2.1	1.4	2.2		1.4
Gain on extinguishment of debt	0.0	0.0	(0.1)		0.0
Income/(loss) from continuing operations
before income taxes	0.9	0.9	(0.8)		0.8
Benefit for income taxes from continuing
operations	(0.7)	(1.3)	(1.1)		(0.3)
Income from continuing operations	1.5	2.1	0.4		1.1
Loss from discontinued operations, net of tax	(0.8)	(0.7)	(1.5)		(0.5)
Net income/(loss)	0.7%	1.4%	(1	.1)%	0.6%

(1)     As a percentage of restaurant sales and operating revenue.

The following table shows Company-owned Ruby Tuesday, Lime Fresh, Marlin & Ray’s, and other concept restaurant activity for the 13- and 39-week periods ended March 5, 2013 and February 28, 2012.

	Ruby Tuesday	Lime Fresh	Marlin & Ray’s	Other Concepts*	Total
13 weeks ended March 5, 2013
Beginning number	709	17	13	3	742
Opened	–	1	–	–	1
Closed	–	(2)	(13)	(1)	(16)
Ending number	709	16	–	2	727

39 weeks ended March 5, 2013
Beginning number	714	13	11	3	741
Opened	–	5	2	–	7
Closed	(5)	(2)	(13)	(1)	(21)
Ending number	709	16	–	2	727

13 weeks ended February 28, 2012
Beginning number	742	1	5	5	753
Opened	–	2	2	–	4
Closed	(2)	–	–	–	(2)
Ending number	740	3	7	5	755

39 weeks ended February 28, 2012
Beginning number	750	–	1	3	754
Opened	–	3	6	2	11
Closed	(10)	–	–	–	(10)
Ending number	740	3	7	5	755

*Other concepts include Truffles and Wok Hay.

Index

The following table shows franchised Ruby Tuesday and Lime Fresh concept restaurant activity for the 13- and 39-week periods ended March 5, 2013 and February 28, 2012.

	Thirteen weeks ended		Thirty-nine weeks ended
	March 5, 2013	February 28, 2012	March 5, 2013	February 28, 2012
Ruby Tuesday
Beginning number	77	87	79	96
Opened	–	2	2	5
Closed	–	(4)	(4)	(16)
Ending number	77	85	77	85

Lime Fresh
Beginning number	5	–	4	–
Opened	–	–	1	–
Closed	–	–	–	–
Ending number	5	–	5	–

We expect our domestic and international franchisees to open approximately three to four additional Ruby Tuesday restaurants during the remainder of fiscal 2013.  We currently anticipate opening approximately four to five Lime Fresh restaurants during the remainder of fiscal 2013.

Revenue

RTI’s restaurant sales and operating revenue for the 13 weeks ended March 5, 2013 decreased 4.2% to $305.8 million compared to the same quarter of the prior year.  This decrease is primarily a result of  restaurant closures since the same quarter of the prior year coupled with a 2.8% decrease in same-restaurant sales at Company-owned Ruby Tuesday restaurants.

The decrease in same-restaurant sales for the 13 weeks ended March 5, 2013 is attributable to lower guest counts partially offset by an increase in average net check in the third quarter of fiscal 2013 compared with the same quarter of the prior year.  The increase in average net check was primarily the result of reduced discounts and price increases since the same quarter of the prior year.

Franchise revenue for the 13 weeks ended March 5, 2013 increased 13.6% to $1.5 million compared to the same quarter of the prior year.  Franchise revenue is predominately comprised of domestic and international franchise royalties, which totaled $1.5 million and $1.3 million for the 13 weeks ended March 5, 2013 and February 28, 2012, respectively.  The increase in franchise royalties for the 13 weeks ended March 5, 2013 was due primarily to increases in domestic franchise royalties attributable to the five Lime Fresh franchise restaurants added since the same quarter of the prior year.

For the 39 weeks ended March 5, 2013, sales at Company-owned restaurants decreased 2.0% to $930.7 million compared to the same period of the prior year.  This decrease is primarily a result of restaurant closures since the same period of the prior year coupled with a 0.2% decrease in same-restaurant sales at Company-owned Ruby Tuesday restaurants.

The decrease in same-restaurant sales for the 39 weeks ended March 5, 2013 is attributable to lower guest counts partially offset by an increase in average net check for the first three quarters of fiscal 2013 compared with the same period of the prior year.  The increase in average net check was primarily the result of reduced discounts and price increases since the same period of the prior year.

For the 39-week period ended March 5, 2013, franchise revenues increased 14.1% to $4.7 million compared to the same period in the prior year.  Domestic and international royalties totaled $4.5 million and $3.9 million for the 39-week periods ending March 5, 2013 and February 28, 2012, respectively.  This increase is due primarily to higher domestic franchise royalties for the 39 weeks ended March 5, 2013 compared to the same period of the prior year due to the addition of Lime Fresh franchise restaurants as discussed above.

Index

Pre-tax Income/(Loss) from Continuing Operations

Pre-tax income from continuing operations was $2.7 million for the 13 weeks ended March 5, 2013, compared to $2.8 million for the same quarter of the prior year.  The decrease in pre-tax income from continuing operations is due to higher selling, general, and administrative, net ($5.8 million) and interest expense ($2.2 million), and increases, as a percentage of restaurant sales and operating revenue, of payroll and related costs and other restaurant operating costs.  These higher costs were partially offset by lower closures and impairments expense associated with continuing operations ($9.5 million) and decreases, as a percentage of restaurant sales and operating revenue, of cost of merchandise and depreciation.

Pre-tax loss from continuing operations was $7.0 million for the 39 weeks ended March 5, 2013, compared to pre-tax income of $7.3 million for the same period of the prior year.  The decrease in pre-tax income is due to higher selling, general, and administrative, net ($34.4 million) and interest expense ($7.3 million), and increases, as a percentage of restaurant sales and operating revenue, of other restaurant operating costs.  These higher costs were partially offset by lower closures and impairments expense associated with continuing operations ($7.5 million), gain on the extinguishment of debt ($0.6 million) related to repurchases of the Senior Notes, and decreases, as a percentage of restaurant sales and operating revenue, of cost of merchandise, payroll and related costs, and depreciation.

In the paragraphs that follow, we discuss in more detail the components of the decrease in pre-tax income from continuing operations for the 13- and 39-week periods ended March 5, 2013, as compared to the comparable periods in the prior year.  Because a significant portion of the costs recorded in the cost of merchandise, payroll and related costs, other restaurant operating costs, and depreciation categories are either variable or highly correlative with the number of restaurants we operate, we evaluate our trends by comparing the costs as a percentage of restaurant sales and operating revenue, as well as the absolute dollar change, to the comparable prior year period.

Cost of Merchandise

Cost of merchandise decreased $7.8 million (8.6%) to $83.8 million for the 13 weeks ended March 5, 2013, over the corresponding quarter in the prior year.  As a percentage of restaurant sales and operating revenue, cost of merchandise decreased from 28.7% to 27.4%.

Cost of merchandise decreased $24.6 million (8.8%) to $254.5 million for the 39 weeks ended March 5, 2013, over the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, cost of merchandise decreased from 29.4% to 27.3%.

The absolute dollar decrease for the 13- and 39-week periods ended March 5, 2013 was the result of cost savings negotiated with our primary food distributor coupled with renegotiated contracts and product specification changes on several items with certain vendors since the same periods of fiscal 2012.  Restaurant closures further contributed to the reduction in cost of merchandise.  Partially offsetting these decreases for the 13-week period were cost increases on beef, poultry, and certain other products since the same quarter of the prior year.

As a percentage of restaurant sales and operating revenue, the decrease in cost of merchandise for the 13 and 39 weeks ended March 5, 2013 is due primarily to cost savings negotiated with our primary food distributor and various other vendors and a reduction in coupons since the same periods of the prior year.

Payroll and Related Costs

Payroll and related costs decreased $3.0 million (2.7%) to $105.4 million for the 13 weeks ended March 5, 2013, as compared to the corresponding quarter in the prior year.  As a percentage of restaurant sales and operating revenue, payroll and related costs increased from 33.9% to 34.5%.

Payroll and related costs decreased $9.3 million (2.9%) to $313.3 million for the 39 weeks ended March 5, 2013, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, payroll and related costs decreased from 34.0% to 33.7%.

The absolute dollar decrease in payroll and related costs for the 13- and 39-week periods ended March 5, 2013 was due to restaurant closures, decreases in hourly labor as a result of lower training costs and new staffing guidelines for certain positions in our restaurants, and favorable workers’ compensation claims

Index

experience.  These were partially offset by minimum wage increases in certain states, higher field bonus, and higher management labor due to merit increases since the same periods of the prior year.

As a percentage of restaurant sales and operating revenue, the increase in payroll and related costs for the 13 weeks ended March 5, 2013 was primarily the result of unfavorable cost leverage associated with lower sales volumes.

As a percentage of restaurant sales and operating revenue, the decrease in payroll and related costs for the 39 weeks ended March 5, 2013 was primarily the result of decreased hourly labor due to restaurant closures and other reasons as discussed above.

Other Restaurant Operating Costs

Other restaurant operating costs increased $0.5 million (0.8%) to $61.9 million for the 13-week period ended March 5, 2013, as compared to the corresponding quarter in the prior year.  As a percentage of restaurant sales and operating revenue, these costs increased from 19.2% to 20.3%.

For the 13 weeks ended March 5, 2013, the increase in other restaurant operating costs related to the following (in thousands):

Rent and leasing	$1,303
Repairs	681
Other increases	516
Supplies	(1,290)
Utilities	(708)
Net increase	$502

In both absolute dollars and as a percentage of restaurant sales and operating revenue for the 13-week period ended March 5, 2013, the increase was primarily a result of higher rent and leasing charges as a result of sale-leaseback transactions since the same quarter of the prior year and higher repairs expense incurred as we transitioned to a new maintenance agreement with a third-party provider during the current year.  These increases were partially offset by restaurant closures since the third quarter of the prior year, lower supplies expense due to negotiated contract savings with certain vendors, and decreased utilities based on reduced rates.

Other restaurant operating costs increased $0.1 million to $193.4 million for the 39-week period ended March 5, 2013, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, these costs increased from 20.4% to 20.8%.

For the 39 weeks ended March 5, 2013, the increase in other restaurant operating costs related to the following (in thousands):

Repairs	$4,942
Rent and leasing	3,193
Utilities	(3,044)
Supplies	(2,697)
Waste removal	(1,130)
Credit card expense	(925)
Other decreases	(245)
Net increase	$94

In both absolute dollars and as a percentage of restaurant sales and operating revenue for the 39-week period ended March 5, 2013, in addition to restaurant closures since the same period of the prior year, the increase was a result of higher repairs expense and rent and leasing charges due primarily to reasons as discussed above.  These increases were partially offset by decreased utilities and supplies expense for similar reasons as discussed above, lower credit card expense as a result of a reduction in interchange fees, reduced expenses for waste removal due to new contracts since the same period of the prior year, and other reductions.

Index

Depreciation

Depreciation expense decreased $1.3 million (8.3%) to $14.6 million for the 13-week period ended March 5, 2013, as compared to the corresponding quarter in the prior year.  As a percentage of restaurant sales and operating revenue, depreciation expense decreased from 5.0% to 4.8%.

Depreciation expense decreased $3.9 million (8.2%) to $44.3 million for the 39-week period ended March 5, 2013, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, depreciation expense decreased from 5.1% to 4.8%.

In terms of both absolute dollars and as a percentage of restaurant sales and operating revenue, the decrease for the 13- and 39-week periods ended March 5, 2013 is due primarily to assets that became fully depreciated since the same periods of the prior year coupled with sale-leaseback transactions and restaurant closures.

Selling, General and Administrative Expenses, Net

Selling, general and administrative expenses, net increased $5.8 million (23.5%) to $30.3 million for the 13-week period ended March 5, 2013, as compared to the corresponding quarter in the prior year.

Selling, general and administrative expenses, net increased $34.4 million (44.4%) to $111.8 million for the 39-week period ended March 5, 2013, as compared to the corresponding period in the prior year.

The increase for the 13- and 39-week periods ended March 5, 2013 is due to higher advertising costs ($6.4 million and $35.8 million, respectively) primarily as a result of increased television advertising.  At the start of fiscal 2013, we deployed a television marketing program which will cover the entire system of restaurants for a portion of each quarter with the remaining portion of the quarter to be supplemented by high-end direct mail and other promotions.  The higher advertising costs were partially offset by lower general and administrative costs ($0.6 million and $1.4 million, respectively) due primarily to reduced consulting fees from the same periods in the prior year.

Closures and Impairments

Closures and impairments decreased $9.5 million to $2.1 million for the 13-week period ended March 5, 2013, as compared to the corresponding period of the prior year.  The decrease for the 13-week period ended March 5, 2013 is primarily due to lower property impairment charges from continuing operations ($10.3 million), which was partially offset by higher closed restaurant lease reserve expense from continuing operations ($0.6 million), and other closing costs ($0.1 million), and lower gains on the sale of surplus properties ($0.1 million).

Closures and impairments decreased $7.5 million to $5.1 million for the 39-week period ended March 5, 2013, as compared to the corresponding period of the prior year.  The decrease for the 39-week period ended March 5, 2013 is primarily due to lower property impairment charges from continuing operations ($8.5 million) and higher gains on the sale of surplus properties ($0.5 million), which were partially offset by higher closed restaurant lease reserve expense from continuing operations ($1.1 million) and other closing costs ($0.4 million).

See Note I to our Condensed Consolidated Financial Statements for further information on our closures and impairment charges recorded for both continuing and discontinued operations during the 13 and 39 weeks ended March 5, 2013 and February 28, 2012.

Interest Expense, Net

Interest expense, net increased $2.2 million to $6.6 million for the 13 weeks ended March 5, 2013, as compared to the third quarter of fiscal 2012, primarily due to interest expense on our Senior Notes which was partially offset by lower expense on our other debt due to pay downs since the prior year.  Interest expense, net increased $7.3 million to $20.6 million for the 39-week period ended March 5, 2013, as compared to the corresponding period in the prior year, primarily for the same reasons mentioned above.

Index

Gain on Extinguishment of Debt

Gain on extinguishment of debt was $0.6 million for the 39 weeks ended March 5, 2013.  During the second quarter of fiscal 2013, we repurchased $11.5 million of the Senior Notes for $10.9 million plus a negligible amount of accrued interest.

Benefit for Income Taxes from Continuing Operations

We recorded a tax benefit from continuing operations of $2.0 million and $10.6 million during the 13- and 39-week periods ended March 5, 2013, respectively, compared to a tax benefit from continuing operations of $4.1 million and $2.9 million during the 13- and 39-week periods ended February 28, 2012.  The change in income taxes was attributable to a change in method of recording interim income tax expense coupled with lower pre-tax income for the current year periods as compared to those same periods of the prior year.

Discontinued Operations

In an effort to focus on the successful sales turnaround of our core Ruby Tuesday concept and position our Lime Fresh concept for long-term success as a growth vehicle, on January 9, 2013, the Board of Directors of Ruby Tuesday, Inc. approved management’s plan to close all 13 Marlin & Ray’s restaurants as well as the Company’s one Wok Hay restaurant in the third quarter of fiscal 2013.  We closed these restaurants on January 9, 2013.  Additionally, on the same date we announced our intention to seek a buyer for our two Truffles restaurants.  No buyer suitable to our landlords was found as of March 5, 2013 and we consequently opted, on April 7, 2013, to close the restaurants instead.  As a result of these decisions, pre-tax charges of $4.0 million and $20.4 million were recognized for asset impairments, including those of Truffles, lease reserves, and other closing costs within closures and impairments expense from discontinued operations for the 13 and 39 weeks ended March 5, 2013.

We have classified the results of operations of our Company-owned Marlin & Ray’s, Wok Hay, and Truffles concepts as discontinued operations for all periods presented.  The results of operations of our discontinued operations are as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	March 5, 2013	February 28, 2012	March 5, 2013	February 28, 2012
Restaurant sales and operating revenue	$2,421	$4,112	$11,575	$8,706
Losses before income taxes	$(4,405)	$(1,573)	$(23,172)	$(4,184)
(Benefit)/provision for income taxes	(1,885)	760	(9,313)	448
Loss from discontinued operations	$(2,520)	$(2,333)	$(13,859)	$(4,632)

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

In our Annual Report on Form 10-K for the year ended June 5, 2012, we identified our critical accounting policies related to impairment of long-lived assets, business combinations, share-based employee compensation, income tax valuation allowances and tax accruals, lease obligations, revenue recognition for franchisees, and estimated liability for self-insurance.  During the first 39 weeks of fiscal 2013, we changed our reporting of the operations of three discontinued concepts and our methodology of accounting for income taxes in interim periods as discussed below.

Index

Discontinued Operations

As previously discussed in this MD&A, in an effort to focus on the successful sales turnaround of our core Ruby Tuesday concept and position our Lime Fresh concept for long-term success as a growth vehicle, on January 9, 2013, the Board of Directors of Ruby Tuesday, Inc. approved management’s plan to close all 13 Marlin & Ray’s restaurants as well as the Company’s one Wok Hay restaurant in the third quarter of fiscal 2013.  We closed these restaurants on January 9, 2013.  Additionally, on the same date we announced our intention to seek a buyer for our two Truffles restaurants.  No buyer suitable to our landlords was found as of March 5, 2013 and we consequently opted, on April 7, 2013, to close the restaurants instead.

As a result of these decisions and in accordance with GAAP, we have included the results of operations of the discontinued Marlin & Ray’s, Wok Hay, and Truffles concepts within discontinued operations for all periods presented in our Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss).

Accounting for Income Taxes in Interim Periods

Prior to the 39 weeks ended March 5, 2013, we accounted for income taxes during interim periods by recording tax expense or a tax benefit during the respective quarterly period using the estimated annual effective tax rate for the fiscal year.  Under Accounting Standards Codification 740 (“ASC 740”), companies are required to apply their estimated annual tax rate on a year-to-date basis in each interim period.  Under ASC 740, companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable.  In this situation, the interim tax rate should be based on the actual year-to-date results.  Based on our current projections, a small change in pre-tax earnings could result in a material change in the estimated annual effective tax rate, producing significant variations in the customary relationship between income tax expense and pre-tax accounting income in interim periods.  As such, and in contrast with our previous method of recording income tax expense, we recorded a tax benefit for the first 39 weeks of fiscal 2013 based on the actual year-to-date results, in accordance with ASC 740.

Liquidity and Capital Resources:

Cash and cash equivalents decreased by $16.4 million and $0.9 million during the first 39 weeks of fiscal 2013 and 2012, respectively.  The change in cash and cash equivalents is as follows (in thousands):

	Thirty-nine weeks ended
	March 5,	February 28,
	2013	2012
Cash provided by operating activities	$15,454	$76,032
Cash provided/(used) by investing activities	17,006	(22,446)
Cash used by financing activities	(48,884)	(54,446)
Decrease in cash and cash equivalents	$(16,424)	$(860)

Operating Activities

Our cash provided by operations is generally derived from cash receipts generated by our restaurant customers and franchisees.  Substantially all of the $930.7 million and $949.8 million of restaurant sales and operating revenue disclosed in our Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the 39 weeks ended March 5, 2013 and February 28, 2012, respectively, was received in cash either at the point of sale or within two to four days (when our guests paid with debit or credit cards).  Our primary uses of cash for operating activities are food and beverage purchases, payroll and benefit costs, restaurant operating costs, general and administrative expenses, and marketing, a significant portion of which are incurred and paid in the same period.

Cash provided by operating activities for the first 39 weeks of fiscal 2013 decreased $60.6 million from the corresponding period in the prior year to $15.5 million.  The decrease is due primarily to increases in amounts spent on media advertising (approximately $34.3 million), increases in amounts spent to acquire

Index

inventory relating primarily to purchases of lobster and crab to ensure adequate supply (approximately $5.4 million), higher cash paid for taxes ($2.3 million), and higher cash paid for interest ($2.1 million) due primarily to interest on the Senior Notes.

Our working capital and current ratio as of March 5, 2013 were $16.2 million and 1.1:1, respectively.  As is common in the restaurant industry, we typically carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset), debt reduction (a long-term liability), or stock repurchases, and receivable and inventory levels are generally not significant.

Investing Activities

We require capital principally for the maintenance and upkeep of our existing restaurants, limited new restaurant construction, investments in technology, equipment, remodeling of existing restaurants, and on occasion for the acquisition of franchisees or other restaurant concepts.  Property and equipment expenditures purchased with cash provided by operating activities and proceeds from sale-leaseback transactions for the 39 weeks ended March 5, 2013 were $27.7 million.

During the 39 weeks ended March 5, 2013, we completed sale-leaseback transactions of the land and buildings for 18 Company-owned Ruby Tuesday concept restaurants for gross cash proceeds of $40.8 million, exclusive of transaction costs of approximately $2.0 million.  Equipment was not included.  Net proceeds from the sale-leaseback transactions were used for general corporate purposes, including the repurchase of shares of our common stock, capital expenditures, and debt payments.  See Note G to the Condensed Consolidated Financial Statements for further discussion of these transactions.

Capital expenditures for the remainder of the fiscal year are projected to be approximately $10.0 million to $14.0 million based on our planned improvements for existing restaurants and our expectation that we will open approximately four to five Company-owned Lime Fresh restaurants during the remainder of fiscal 2013.  We intend to fund our investing activities with cash currently on hand, cash provided by operations, cash from additional sale-leaseback transactions, or borrowings on our five-year revolving credit agreement (the “Credit Facility”).

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

Index

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

In connection with the issuance of the Senior Notes, we have agreed to register with the SEC notes having substantially identical terms as the Senior Notes, as part of an offer to exchange freely tradable exchange notes for the Senior Notes.  We have agreed: (i) within 270 days after the issue date of the Senior Notes, to file a registration statement enabling holders of the Senior Notes to exchange the privately placed notes for publicly registered notes with substantially identical terms; (ii) to use commercially reasonable efforts to cause the registration statement to become effective within 365 days after the issue date of the Senior Notes; (iii) to consummate the exchange offer within 40 days after the registration statement becomes effective; and (iv) to file a shelf registration statement for resale of the notes if we cannot consummate the exchange offer within the time period listed above.  We have begun the exchange offer and expect its consummation on May 3, 2013.

If we fail to meet any of the remaining targets (each, a “registration default”), the annual interest rate on the Senior Notes will increase by 0.25%.  The annual interest rate on the Senior Notes will increase by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 1.0% per year over the otherwise applicable annual interest rate of 7.625%.  If we cure the registration default, the interest rate on the Senior Notes will revert to the original level.

On August 10, 2012, we entered into the third amendment to our five-year revolving credit agreement (the “Credit Facility” discussed below) which, among other things, allows us to repurchase up to $15.0 million of the Senior Notes in any fiscal year.  During the first 39 weeks of fiscal 2013, we repurchased $11.5 million of the Senior Notes for $10.9 million plus a negligible amount of accrued interest.  We realized a gain of $0.6 million on these transactions.  The balance on the Senior Notes was $238.5 million at March 5, 2013 as a result of these repurchases.  As of March 5, 2013, we may repurchase an additional $3.5 million of the Senior Notes during the remainder of fiscal 2013.

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

Index

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

Under the terms of the Credit Facility, we had no borrowings outstanding at either March 5, 2013 or June 5, 2012.  After consideration of letters of credit outstanding, we had $189.8 million available under the Credit Facility as of March 5, 2013.

The Credit Facility contains a number of customary affirmative and negative covenants that, among others, limit or restrict our ability to incur liens, engage in mergers or other fundamental changes, make acquisitions, investments, loans and advances, pay dividends or other distributions, sell or otherwise dispose of certain assets, engage in certain transactions with affiliates, enter into burdensome agreements or certain hedging agreements, amend organizational documents, change accounting practices, incur additional indebtedness and prepay other indebtedness.  In addition, under the Credit Facility, we are required to comply with financial covenants relating to the maintenance of a maximum leverage ratio and a minimum fixed charge coverage ratio and we were in compliance with these financial covenants as of March 5, 2013.  The terms of the Credit Facility require us to maintain a maximum leverage ratio of no more than 4.5 to 1.0 through the fiscal quarter ending on or about June 4, 2013 and 4.25 to 1.0 thereafter and a minimum fixed charge coverage ratio of 1.75 to 1.0 through and including the fiscal quarter ending on or about June 3, 2014 and 1.85 to 1.0 thereafter.

The Credit Facility terminates on December 1, 2015.  Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Facility and any ancillary loan documents.

Our $70.4 million in mortgage loan obligations as of March 5, 2013 consists of various loans acquired upon franchise acquisitions.  These loans, which mature between June 2013 and November 2022, have balances which range from negligible to $8.1 million and interest rates of 3.89% to 11.28%.  Many of the properties acquired from franchisees collateralize the loans outstanding.

During the 39 weeks ended March 5, 2013, we spent $30.1 million to repurchase 4.1 million shares of our common stock.  As of March 5, 2013, the total number of remaining shares authorized to be repurchased was 11.9 million.  We spent $18.4 million to repurchase 2.0 million shares of RTI common stock during the 39 weeks ended February 28, 2012.

During the remainder of fiscal 2013, we expect to fund operations, capital expansion, stock repurchases, and any other investments from cash currently on hand, operating cash flows, proceeds from sale-leaseback transactions, and, if necessary, our Credit Facility.

Index

Significant Contractual Obligations and Commercial Commitments

Long-term financial obligations were as follows as of March 5, 2013 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Notes payable and other long-term debt, including
current maturities (a)	$68,988	$9,027	$19,802	$22,996	$17,163
Senior unsecured notes (a)	238,500	–	–	–	238,500
Interest (b)	158,120	23,385	44,512	40,925	49,298
Operating leases (c)	385,815	47,068	84,150	69,926	184,671
Purchase obligations (d)	99,841	68,988	26,876	3,977	–
Pension obligations (e)	39,104	11,355	6,946	8,584	12,219
Total (f)	$990,368	$159,823	$182,286	$146,408	$501,851

(a)	See Note H to the Condensed Consolidated Financial Statements for more information.
(b)
Amounts represent contractual interest payments on our fixed-rate debt instruments.  Interest payments on our variable-rate notes payable with balances of $3.3 million as of March 5, 2013 have been excluded from the amounts shown above, primarily because the balances outstanding can fluctuate monthly.  Additionally, the amounts shown above include interest payments on the Senior Notes at the current interest rate of 7.625%, respectively.

(c)
This amount includes operating leases totaling $1.1 million for which sublease income from franchisees or others is expected.  Certain of these leases obligate us to pay maintenance costs, utilities, real estate taxes, and insurance, which are excluded from the amounts shown above.  See Note G to the Condensed Consolidated Financial Statements for more information.

(d)	The amounts for purchase obligations include cash commitments under contract for food items and supplies, advertising, utility contracts, and other miscellaneous commitments.
(e)	See Note J to the Condensed Consolidated Financial Statements for more information.
(f)	This amount excludes $10.1 million of unrecognized tax benefits due to the uncertainty regarding the timing of future cash outflows associated with such obligations.

Commercial Commitments as of March 5, 2013 (in thousands):

Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	Years	years	Years
Letters of credit	$ 10,227	$ 10,227	$ –	$ –	$ –
Divestiture guarantees	7,288	880	1,815	1,799	2,794
Total	$ 17,515	$ 11,107	$ 1,815	$ 1,799	$ 2,794

At March 5, 2013, we had divestiture guarantees, which arose in fiscal 1996, when our shareholders approved the distribution of our family dining restaurant business (Morrison Fresh Cooking, Inc., “MFC”) and our health care food and nutrition services business (Morrison Health Care, Inc., “MHC”). Subsequent to that date Piccadilly Cafeterias, Inc. (“Piccadilly”) acquired MFC and Compass Group (“Compass”) acquired MHC. As agreed upon at the time of the distribution, we have been contingently liable for payments to MFC and MHC employees retiring under MFC’s and MHC’s versions of the Management Retirement Plan and the Executive Supplemental Pension Plan (the two non-qualified defined benefit plans) for the accrued benefits earned by those participants as of March 1996.

We estimated our divestiture guarantees at March 5, 2013 to be $6.6 million for employee benefit plans (all of which resides with MHC following Piccadilly’s bankruptcy in fiscal 2004).  We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

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

Known Events, Uncertainties and Trends:

Restaurant Closures

As discussed further in Note I to the Condensed Consolidated Financial Statements, on January 9, 2013, the Board of Directors of Ruby Tuesday, Inc. approved management’s plan to close all 13 Marlin & Ray’s restaurants, the Company’s one Wok Hay restaurant, and two of the Company-owned Lime Fresh restaurants in the third quarter of fiscal 2013.  The two Lime Fresh restaurants had been opened by the Company within the prior twelve months and were not among those purchased in April 2012.  We closed these restaurants on January 9, 2013.  Additionally, we announced on the same date our intention to seek a buyer for our two Truffles restaurants.  No buyer suitable to our landlords was found as of March 5, 2013 and we consequently opted, on April 7, 2013, to close the restaurants instead.  As a result of these decisions, pre-tax charges of $4.0 million and $20.4 million were recognized for asset impairments, including those of Truffles, lease reserves, and other closing costs within closures and impairments expense from discontinued operations for the 13 and 39 weeks ended March 5, 2013.  For the remainder of fiscal 2013, we anticipate incurring charges of approximately $1.0 million to $2.0 million associated with lease termination and other closing costs.  The actual amount of any cash payments made by the Company for lease contract termination costs will be dependent upon ongoing negotiations with the landlords of the leased restaurant properties.

Financial Strategy and Stock Repurchase Plan

Our financial strategy is to utilize a prudent amount of debt, including operating leases, letters of credit, and any guarantees, to minimize the weighted average cost of capital while allowing financial flexibility.  This strategy has periodically allowed us to repurchase RTI common stock.  During the first three quarters of fiscal 2013, we repurchased 4.1 million shares of RTI common stock at an aggregate cost of $30.1 million.  As of March 5, 2013, the total number of remaining shares authorized to be repurchased was 11.9 million.  To the extent not funded with cash on hand or cash from operating activities, additional repurchases, if any, may be funded by sale-leaseback transactions and borrowings on the Credit Facility.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Index

Repurchases of Senior Notes

On August 10, 2012, we entered into an amendment of our Credit Facility which allows us to prepay up to $15.0 million of indebtedness in any fiscal year to various holders of the Senior Notes.  As discussed in Note H to the Condensed Consolidated Financial Statements, we repurchased $11.5 million of the Senior Notes during the 39 weeks ended March 5, 2013 for $10.9 million plus a negligible amount of accrued interest.  We realized a $0.6 million gain on these transactions.  As of the date of this filing, we may repurchase an additional $3.5 million of the Senior Notes during the remainder of fiscal 2013.  Future repurchases of the Senior Notes, if any, will be funded with available cash on hand, additional sale-leaseback transactions, or borrowings on the Credit Facility.

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

On December 1, 2012, James J. Buettgen became President and CEO of the Company.  See Note L to the Condensed Consolidated Financial Statements for a discussion of share-based compensation awards Mr. Buettgen received upon his appointment as CEO.

Second Tranche of Sale-Leaseback Transactions

Over the last several fiscal quarters, we have been pursuing sale-leaseback transactions on a portion of our real estate in order to create financial flexibility.  We raised $51.9 million of gross proceeds from our first tranche of sale-leaseback transactions, with the proceeds being utilized for general corporate purposes, including the repurchase of shares of our common stock, capital expenditures, and debt reduction.

Based on the favorable capitalization rates that we realized on the last few transactions in our first sale-leaseback tranche, we are pursuing a smaller second tranche of up to 20 sale-leaseback properties in order to raise additional proceeds of approximately $40.0 million to $45.0 million, of which $11.1 million was realized through the third quarter of fiscal 2013.  Since March 5, 2013, we have raised an additional $5.2 million, and expect to raise an additional $10.0 million to $14.0 million during the remainder of fiscal 2013.

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

Index

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices.  The interest rate charged on our Credit Facility can vary based on the interest rate option we choose to utilize.  Our Base Rate for borrowings is defined to be the higher of Bank of America’s prime lending rate, the Federal Funds Rate plus 0.5%, or an adjusted LIBO Rate plus 1.00%, plus an applicable margin ranging from 0.25% to 1.50%.  The applicable margin for our Eurodollar Borrowings ranges from 1.25% to 2.50%.  As of March 5, 2013, the total amount of outstanding debt subject to interest rate fluctuations was $3.3 million.  A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of an insignificant amount per year, assuming a consistent capital structure.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 5, 2013.

Changes in Internal Controls

During the fiscal quarter ended March 5, 2013, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business, including claims relating to injury or wrongful death under “dram shop” laws, workers’ compensation and employment matters, claims relating to lease and contractual obligations, and claims from guests alleging illness or injury.  We provide reserves for such claims when payment is probable and estimable in accordance with U.S. generally accepted accounting principles.  At this time, in the opinion of management, the ultimate resolution of pending legal proceedings will not have a material adverse effect on our consolidated operations, financial position, or cash flows.  See Note M to the Condensed Consolidated Financial Statements for further information about our legal proceedings as of March 5, 2013.

Index
ITEM 1A.  RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended June 5, 2012 in Part I, Item 1A. Risk Factors.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information regarding purchases of our common stock made by us during the quarter ending March 5, 2013:

	(a)	(b)	(c)	(d)
	Total number	Average	Total number of shares	Maximum number of shares
	of shares	price paid	purchased as part of publicly	that may yet be purchased
Period	purchased (1)	per share	announced plans or programs (1)	under the plans or programs (2)

Month #1
(December 5 to January 8)	399,524	$7.91	399,524	12,745,177
Month #2
(January 9 to February 5)	889,610	$7.83	889,610	11,855,567
Month #3
(February 6 to March 5)	1,800	$7.51	1,800	11,853,767

(1) No shares were repurchased other than through our publicly-announced repurchase programs and authorizations during the third quarter of our year ending June 4, 2013.

(2) As of March 5, 2013, 11.9 million shares remained available for purchase under existing programs.  The timing, price, quantity, and manner of the purchases to be made are at the discretion of management upon instruction from the Board of Directors, depending upon market conditions.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

On April 10, 2013, Greg Ashley, Vice President – Finance, was appointed Vice President – Finance and Treasurer in conjunction with a realignment of reporting duties within the Company’s finance and accounting groups.  Prior to the realignment, Michael Moore, the Company’s Chief Financial Officer, was the Treasurer.  Mr. Moore’s title subsequent to the realignment is Executive Vice President – Chief Financial Officer and Assistant Secretary.

Index

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

 Exhibit No.

10.1		Ruby Tuesday, Inc. Stock Incentive Plan, amended and restated as of April 10, 2013.

10.2		Executive Compensation Committee Resolution Authorizing Termination of Ruby Tuesday, Inc.
Group Health Care Plan Trust, approved as of April 9, 2013.

10.3		Agreement for Separation of Employment, by and between Daniel P. Dillon and Ruby Tuesday, Inc., dated as of March 4, 2013.

12.1		Statement regarding computation of Consolidated Ratio of Earnings to Fixed Charges.

31.1		Certification of James J. Buettgen, President and Chief Executive Officer.

31.2		Certification of Michael O. Moore, Executive Vice President, Chief Financial Officer.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

10	1.INS	XBRL Instance Document.

10	1.SCH	XBRL Schema Document.

10	1.CAL	XBRL Calculation Linkbase Document.

10	1.DEF	XBRL Definition Linkbase Document.

10	1.LAB	XBRL Labels Linkbase Document.

10	1.PRE	XBRL Presentation Linkbase Document.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.
(Registrant)

Date: April 12, 2013	BY: /s/ MICHAEL O. MOORE —————————————— Michael O. Moore Executive Vice President – Chief Financial Officer and Assistant Secretary (Principal Financial Officer)

Date: April 12, 2013	BY: /s/ FRANKLIN E. SOUTHALL, JR. ————————————————— Franklin E. Southall, Jr. Vice President – Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)