Form 10-K
period 2013-06-04
RUBY TUESDAY INC
filed 2013-08-05
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
———————————
FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: June 4, 2013

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐  No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of the last day of the second fiscal quarter ended December 4, 2012 was $488,688,350 based on the closing stock price of $7.87 on December 4, 2012.

The number of shares of common stock outstanding as of July 30, 2013, was 61,531,861.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2013 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III hereof.

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

We began our traditional franchise program in 1997 with the opening of one domestically and two internationally franchised Ruby Tuesday restaurants.  The following year, we introduced a program called our “franchise partnership program,” under which we owned 1% or 50% of the equity of each of the entities that owned and operated Ruby Tuesday franchised restaurants.  During fiscal 2011, we acquired 11 of our 13 franchise partnerships, representing 106 restaurants.  The remaining two franchise partnerships closed or sold their restaurants and have been dissolved.

We do not own any of the equity of entities that hold franchises under our traditional franchise programs.  As of June 4, 2013, we had 26 Ruby Tuesday concept franchisees, comprised of 11 domestic and 15 international franchisees.  Of these franchisees, we have signed agreements for the development of new franchised Ruby Tuesday restaurants with one domestic and five international franchisees.  The five international franchisees hold rights as of June 4, 2013 to develop Ruby Tuesday restaurants in 27 countries.

During fiscal 2011, we entered into a licensing agreement which allowed us to operate multiple Lime Fresh Mexican Grill® (“Lime Fresh”) restaurants, a fast casual Mexican concept.  We opened four Lime Fresh restaurants during fiscal 2012 under the terms of the licensing agreement.  On April 11, 2012, we completed the acquisition of Lime Fresh, including the assets of seven additional Lime Fresh concept restaurants, the royalty stream from five Lime Fresh concept franchised restaurants, and the Lime Fresh brand’s intellectual property.  As of June 4, 2013, we had five Lime Fresh concept franchisees, none of which had signed agreements for the development of new franchised Lime Fresh restaurants.

Also in fiscal 2011, we began converting certain underperforming Ruby Tuesday restaurants to other concepts.  To that end, we entered into a licensing agreement which allowed us to operate multiple Truffles® restaurants, an upscale café concept offering a diverse menu.  Other conversion concepts available to us were Marlin & Ray’s™, an internally-developed seafood concept, and Wok Hay®, our full service Asian concept.  We converted certain underperforming Ruby Tuesday restaurants to these concepts during fiscal 2011, 2012, and 2013, with Marlin & Ray’s being our primary conversion concept.  However, as discussed further in Note 3 to the Consolidated Financial Statements, in an effort to focus primarily on the successful sales turnaround of our core Ruby Tuesday concept and secondly, to improve the financial performance of our Lime Fresh concept, on January 9, 2013, the Board of Directors of Ruby Tuesday, Inc. approved management’s plan to close all 13 Marlin & Ray’s restaurants as well as the Company’s one Wok Hay restaurant in the third quarter of fiscal 2013.  We closed these restaurants on January 9, 2013.  Additionally, on the same date we announced our intention to seek a buyer for our two Truffles restaurants.  No buyer suitable to our landlords was found and we consequently opted, on April 7, 2013, to close the restaurants instead.

Operations
We own, operate and franchise the Ruby Tuesday casual dining restaurant chain.  While we are in the bar and grill sector because of our varied menu, we operate at the higher-end of casual dining in terms of the quality of our food and service.  As of June 4, 2013, we owned and operated 706, and franchised 77, Ruby Tuesday restaurants.  Of the 77 franchised Ruby Tuesday restaurants, 33 were operated by our domestic franchisees and 44 were operated by our international franchisees as of June 4, 2013.  Ruby Tuesday restaurants can now be found in 45 states, the District of Columbia, 11 foreign countries and Guam.  Our Company-owned and operated restaurants are concentrated primarily in the Southeast, Northeast, Mid-Atlantic and Midwest of the United States, which we consider to be our core markets.  A listing of the states and countries in which our franchisees operate is set forth below in Item 2 entitled “Properties.”

We also own, operate, and franchise the Lime Fresh fast casual restaurant concept.  As of June 4, 2013, there were 18 Company-owned and operated Lime Fresh restaurants and five Lime Fresh restaurants operated by domestic franchisees.

Our Core Ruby Tuesday Concept
Ruby Tuesday restaurants serve simple, fresh, American food with a wide variety of handcrafted burgers, fresh chicken, fork-tender ribs, steaks, crab cakes, lobster, salmon, tilapia, appetizers, and more, in addition to a fresh, endless garden bar which offers up to 35 items and is an important differentiation point for our brand compared to our peers.  Burger choices include such items as beef, turkey, and chicken.  Entree selections typically range in price from $7.49 to $19.99.  Where appropriate, we also offer our RubyTueGo® curbside service and a delivered-meals catering program for businesses, organizations, and group events at both Company-owned and franchised restaurants.

Over the past five years, we have significantly upgraded our food and service quality, which we believe has elevated and differentiated the Ruby Tuesday brand from our bar and grill competitors.  However, based on our research in addition to feedback from our consumers, we believe we have migrated our brand too far from its heritage and core guest base, which has contributed to traffic declines over the last several years.  Therefore, under the leadership of our new President and CEO, we have commenced plans to migrate the Ruby Tuesday brand to a more casual, lively, and approachable brand position which we believe will be appealing to a broader guest demographic and more suitable for a wider range of dining occasions.  Our repositioning plans, which are designed to stabilize and grow our guest counts, same-restaurant sales, and profitability, are focused on enhancements in the following three key areas:  menu, dining experience, and marketing.

●
Menu Enhancements.   Our menu has historically focused on uncompromising freshness and quality.  Virtually every item on our menu is made with the freshest of ingredients, including our chicken breasts which are fresh, not frozen, all natural, and contain no growth hormones; our burgers which are made from 100% choice beef; and our differentiated high-quality seafood menu items which include lobster and crab cakes made from jumbo lump crab meat.  Our freshness also applies to our side items, which include fresh green beans, fresh grilled zucchini, and roasted spaghetti squash, in addition to our appetizers which include fresh, made-to-order guacamole.  On the beverage front, our non-alcoholic drinks are made-to-order from fresh berries and fresh juices, and our cocktails are made with premium call-brand spirits.  We also offer an extensive handcrafted beer and wine selection.

As we look to further enhance our menu as part of our brand repositioning efforts, we have reintroduced some previously-popular menu items which were removed from the menu a number of years ago because they were viewed as not fitting with the intended upscale brand positioning at the time, in addition to adding a number of newer bold flavor profile items to our most recent menu.  We have also shifted the emphasis of our drink menu away from an extensive wine selection and more towards our selection of beers and premium cocktails.  Over the next year, we plan to begin launching several new menu item platforms which fit within our new approachable brand position, and have the potential to drive core guest traffic growth from our current and lapsed customer guest base, as well as non-users of the brand.

●
Dining Experience Enhancements.  We plan to make changes to our dining experience in certain areas including new music soundscapes and lighting improvements which are non-capital intensive in nature and should further enhance the customer dining experience.  Additionally, we remain focused on having strong restaurant-level teams at each of our restaurants through the continued focus on high performance standards, advanced training, and a rigorous selection process in order to continually focus on high quality not only in our food, but also our levels of service.

●
Marketing Program Enhancements.  Our marketing programs which support our new brand positioning are a key component to our repositioning.  Our most recent television commercials better reflect the variety on our menu and project a more casual, energetic, and approachable brand personality and dining experience.  Additionally, as we look at opportunities to enhance our existing menu offerings, we will continue to focus on value which we believe our guests perceive as a combination of food quality, service, restaurant atmosphere, menu variety, and price.

Our Lime Fresh Concept
Lime Fresh is a fast casual fresh Mexican concept with restaurant operations in the Eastern United States, including a concentration in the vicinity of Miami, Florida.  The Lime Fresh concept menu features organic food and diverse menu offerings such as homemade tortilla chips, customizable nachos, flautas, salads, soups, fajitas, quesadillas, tacos, burritos, and salsa and guacamole.  This concept offers a unique experience by providing the speed of a fast casual restaurant, with the service and food quality of casual dining, in a fun and energetic atmosphere for guests.

On September 13, 2010, we entered into a licensing agreement with LFMG International, LLC, which allowed us to operate multiple restaurants under the Lime Fresh concept.  As of April 10, 2012 we had opened four Lime Fresh restaurants under the terms of our licensing agreement.  On April 11, 2012, we completed the acquisition of Lime Fresh for $24.1 million, which included the assets of seven additional Lime Fresh concept restaurants, the royalty stream from five Lime Fresh concept franchised restaurants (one of which opened in July 2012), and the Lime Fresh brand’s intellectual property.  As of June 4, 2013, we owned and operated 18 Lime Fresh restaurants, and our franchisees operated five domestic and one international Lime Fresh restaurants.

As discussed further in Note 13 to the Consolidated Financial Statements, we consider our Ruby Tuesday concept and Lime Fresh concept to be our reportable operating segments.

Franchising
As previously noted, as of June 4, 2013, we had franchise arrangements with 26 franchise groups which operate Ruby Tuesday restaurants in 14 states, Guam, and 11 foreign countries.  We also had franchise arrangements as of June 4, 2013 with five franchise groups which operate Lime Fresh restaurants in Florida.

As of June 4, 2013, there were 77 Ruby Tuesday franchise restaurants operated by our domestic and international franchisees.  Our franchisees opened two Ruby Tuesday restaurants in fiscal 2013, six Ruby Tuesday restaurants in fiscal 2012, and seven Ruby Tuesday restaurants in fiscal 2011.

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

For each Ruby Tuesday concept restaurant developed under a domestic development agreement, a franchisee is currently obligated to pay a development fee of $10,000 per restaurant (at the time of signing a development agreement), an initial license fee (which typically is $35,000 per restaurant to be developed for domestic franchisees), and a royalty fee equal to 4.0% of the restaurant’s monthly gross sales, as defined in the franchise agreement.  Development and operating fees for international franchise restaurants vary.

Additionally, we offer support service agreements for domestic Ruby Tuesday concept franchisees.  Under the support services agreements, we have one level of support in which we provide specified services to assist the franchisees with various aspects of the business including, but not limited to, processing of payroll, basic bookkeeping and cash management.  Fees for these services are typically contracted to be about 1.5% of revenues, as defined in the franchise agreement.  There is also a required level of support services in which we charge a fee to cover certain information technology related support that we provide.  All domestic Ruby Tuesday concept franchisees also are required to pay a marketing and purchasing fee of 1.5% of monthly gross sales.  At times of economic downturn, we have occasionally chosen to temporarily lower these fees.  Under the terms of the franchise agreements, we also require all domestic Ruby Tuesday concept franchisees to contribute a percentage of monthly gross sales, 0.5% as of June 4, 2013, to a national advertising fund formed to cover their pro rata portion of the costs associated with our national advertising campaign.  Under these terms, we can charge up to 3.0% of monthly gross sales for this national advertising fund.

As of June 4, 2013, we also had five domestic Lime Fresh franchised restaurants in Florida.  The term of a Lime Fresh domestic franchise agreement is generally 10 years, with one 10-year renewal option.  For each Lime Fresh concept restaurant developed under a domestic development agreement, a franchisee is currently obligated to pay a development fee of $30,000 per restaurant (at the time of signing a development agreement), an initial license fee (which typically is $15,000 per restaurant to be developed for domestic franchisees), an initial marketing fee of $10,000, and a royalty fee equal to 5.25% of the restaurant’s monthly gross sales, as defined in the franchise agreement.  There is also a required level of support services in which we charge a fee to cover certain information technology related support that we provide.  Under the terms of the franchise agreements, we also require domestic franchisees to contribute a percentage of monthly gross sales, 1.50% as of June 4, 2013, to a national advertising fund formed to cover their pro rata portion of the costs associated with our national advertising campaign.  Under these terms, we can charge up to 3.0% of monthly gross sales for this national advertising fund.

We provide ongoing training and assistance to our franchisees in connection with the operation and management of each restaurant through our training facility, meetings, on-premises visits, computer-based training (“CBT”), and by written or other material.

Training
The Ruby Tuesday Center for Leadership Excellence, located in our Maryville, Tennessee Restaurant Support Services Center, serves as the centralized training center for all of our managers, multi-restaurant operators and other team members.  Facilities include classrooms, a test kitchen, and the Ruby Tuesday Culinary Arts Center.  The Ruby Tuesday Center for Leadership Excellence provides managers with the opportunity to assemble for intensive, ongoing instruction and hands-on interaction through our training sessions.  Programs include classroom instruction and various team building activities and competitions, which are designed to contribute to the skill and enhance the dedication of the Company and franchise teams in addition to strengthening our corporate culture.  In addition to the centralized training at the Ruby Tuesday Center for Leadership Excellence, we periodically conduct field training classes.  These field training classes have been held for team members, managers, general managers, and operations leadership.  The field classes partner the training team along with operational leadership to provide direct training and development in order to reach a large audience faster, and make an immediate impact on our team.

We offer team member training materials for our concepts in several formats to promote better learning.  Our materials are produced in a CBT format as well as in written, video and verbal formats.  CBT enables us to leverage technology to provide an even higher quality interactive training experience and allows for testing at every level to calibrate our team members’ skill levels and promotes self-paced, ongoing development.  All results are captured in a personal transcript for all team members so that we can accurately track their training and development throughout their careers.

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

We purchase lobster inventory in advance of our needs and store it in third-party facilities prior to our distributor taking possession of the inventory.  Once the lobster is moved to our distributor’s facilities, we transfer ownership to the distributor.  We later reacquire the inventory from our distributor upon its subsequent delivery to our restaurants.

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

Seasonality
Our business is moderately seasonal.  Average restaurant sales of our mall-based restaurants, which represent approximately 19% of our total restaurants as of June 4, 2013, are slightly higher during the winter holiday season.  Freestanding restaurant sales are generally higher in the spring and summer months.

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

Government Regulation
We and our franchisees are subject to various licensing requirements and regulations at both the state and local levels, related to zoning, land use, sanitation, alcoholic beverage control, and health and fire safety.  We have not encountered significant difficulties or failures in obtaining the required licenses or approvals that could delay the opening of a new restaurant or the operation of an existing restaurant nor do we presently anticipate the occurrence of any such difficulties in the future.  Our business is subject to various other regulations by federal, state and local governments, such as compliance with various health care, minimum wage, citizenship, and fair labor standards.  Compliance with these regulations has not had, and is not expected to immediately have, a material adverse effect on our operations.

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

Personnel
As of June 4, 2013, we employed approximately 18,200 full-time and 15,900 part-time employees, including approximately 370 support center management and staff personnel.  We believe that our employee relations are good and that working conditions and employee compensation are comparable with our major competitors.  Our employees are not covered by a collective bargaining agreement.

Available Information
We maintain a web site at www.rubytuesday.com.  Through the “Investors” section of our web site, we make available free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as it is reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.  We are not including the information contained on or available through our web site as a part of, or incorporating such information into, this Annual Report on Form 10-K.  In addition, copies of our corporate governance materials, including Corporate Governance Guidelines, Governance Committee Charter, Audit Committee Charter, Executive Compensation Committee Charter, Code of Business Conduct and Ethics, Code of Ethical Conduct for Financial Professionals, Categorical Standards for Director Independence, and Whistleblower Policy, are available on the web site, free of charge.  We will make available on our web site any waiver of or substantive amendment to our Code of Business Conduct and Ethics or our Code of Ethical Conduct for Financial Professionals within four business days following the date of such waiver or amendment.

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

Executive Officers
Our executive officers are appointed by and serve at the discretion of our Board of Directors. Information regarding our executive officers as of August 1, 2013, is provided below.

Name	Age	Position

James J. Buettgen	53	President and Chief Executive Officer
Todd A. Burrowes	50	President – Ruby Tuesday Concept and Chief Operations Officer
Michael O. Moore	63	Executive Vice President, Chief Financial Officer and Assistant Secretary
Robert F. LeBoeuf	51	Senior Vice President, Chief People Officer
Scarlett May	47	Senior Vice President, Chief Legal Officer and Secretary
Jeffrey C. Wood	51	Senior Vice President, Chief Development Officer

Mr. Buettgen joined the Company in December 2012 as President and Chief Executive Officer.  Prior to joining the Company, Mr. Buettgen served as Senior Vice President, Chief Marketing Officer of Darden Restaurants, Inc. (“Darden”) from June 2011 to November 2012 and as Senior Vice President, New Business Development of Darden from May 2007 to June 2011.  Additionally, Mr. Buettgen served as President of Darden’s former Smokey Bones Barbeque & Grill concept from November 2004 to May 2007.  Prior to his tenure at Darden, among other positions, Mr. Buettgen served as Senior Vice President of Marketing and Brand Development for Brinker International, Inc., Senior Vice President of Marketing and Sales for Disneyland Resorts, a division of the Walt Disney Company, Senior Vice President of Marketing for Hollywood Entertainment Group, and held various marketing positions with General Mills, Inc.

Mr. Burrowes joined the Company in June 2013 as President – Ruby Tuesday Concept and Chief Operations Officer.  Prior to joining the Company, Mr. Burrowes served the last five years as Executive Vice President of Operations for Darden’s LongHorn Steakhouse concept.  Prior to his most recent position at LongHorn Steakhouse, Mr. Burrowes served in the roles of Regional Vice President of Operations, Director of Management Training and Development, and Director of Operations for LongHorn Steakhouse.  Prior to his tenure with LongHorn Steakhouse, Mr. Burrowes served as the Regional Director of Operations for Corner Bakery Café and Vice President of Operations for Saltgrass Steak House.

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

Mr. Wood joined the Company in May 2013 as Senior Vice President and Chief Development Officer.  Prior to joining the Company, Mr. Wood was Vice President and Chief Development Officer for the Qdoba Restaurant Corp. (“Qdoba”), a wholly-owned subsidiary of Jack in the Box Inc., from January 2013 to May 2013.  Before joining Qdoba, Mr. Wood was Senior Vice President and Chief Development Officer of Dave & Buster’s Holdings, Inc. from June 2006 to December 2012.  Additionally, prior to June 2006, among other positions, Mr. Wood was Vice President of Restaurant Leasing for Simon Property Group and held various positions at Brinker International, Inc., including Vice President of Development – Emerging Concepts and Vice President of Real Estate & Property Development.

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

We may be unsuccessful in our brand repositioning efforts, which may negatively impact our financial results

Based on our research in addition to feedback from our consumers, we have commenced plans to migrate the Ruby Tuesday brand to a more lively and approachable brand position which we believe will be appealing to a broader guest demographic and more suitable for a wider range of dining occasions.  Our repositioning plans, which are centered around enhancements in the three key areas of menu, dining experience, and marketing, are designed to stabilize and grow our guest counts, same-restaurant sales, and profitability.  First, on the menu front, we have made refinements to our most recent menu including reintroducing previously-popular menu items which were removed a number of years ago because they were not viewed as a fit with the intended upscale brand positioning at the time.  In addition to adding a number of newer bold flavor profile items to our most recent menu, we have also shifted the emphasis of our drink menu away from an extensive wine selection and more towards our selection of beers and premium cocktails.  Over the next year, we plan to begin launching several new menu item platforms which we believe will fit within our new approachable brand position.  Second, we plan to make changes to our dining experience in certain areas including a new music soundscape and lighting improvements which are non-capital intensive in nature and should further enhance the customer dining experience.  Third, our marketing programs which support our new brand positioning, are a key component to our repositioning and we believe our most recent television commercials better reflect the variety on our menu and project a more casual, energetic, and approachable brand personality and dining experience.

While we believe that refining our brand positioning, from a menu, dining experience, and marketing communications standpoint will enable us to improve our same-restaurant sales and profits over time, we can make no assurances regarding whether or not we will be successful in these efforts.  The menu enhancements and new platform offerings we plan to roll out system-wide over time have not been fully tested across our entire system of restaurants in order to fully gauge the consumer’s response and long-term viability.  To the extent these new menu items supported with our marketing initiatives do not drive acceptable increases in guest traffic and same-restaurant sales, this could require us to make additional investments into new product development and promotions which could potentially negatively affect our financial results.  Additionally, given the current difficult economic environment we are operating in, if our industry peers with much larger overall marketing budgets should increase their spending levels of advertising or promotions in an attempt to drive incremental guest traffic, we could potentially be at a competitive disadvantage given the size and scale of our overall marketing budget in tandem with our new brand position which has not been fully communicated to our base of current and lapsed consumers.

We may be unsuccessful in our marketing efforts, which may negatively impact our continued financial and operational success.

Our marketing strategy for the last several fiscal years has focused mainly on print promotions, digital media, and local marketing programs, with a minimal amount spent on television.  Based on favorable trends exhibited in certain of our television test markets in fiscal 2012, at the start of fiscal 2013 we deployed a more balanced marketing program comprised of a mixture of network and national cable television advertising in tandem with direct mail and other print and electronic promotions.  We believe that having a more lively and approachable perception of our restaurants, communicated through television advertising at expense levels that are more in line with our peer competitors, in conjunction with a more balanced approach on our promotional strategies, should position us for improvements in same-restaurant sales in the future from repeat and new guests.   In order to fund the incremental television advertising efforts, during fiscal 2012 we consulted with a leading enterprise improvement firm to assist us in identifying potential savings opportunities in a number of key areas including procurement, occupancy, and maintenance costs.

While we believe that we have a comprehensive marketing program in place to grow our same-restaurant sales funded by our cost savings initiatives, we can make no assurances regarding whether or not we will be successful in these efforts.  Although we believe a long-term strategy focused on a more balanced approach to television spending and promotional spending is the right approach, we are entering the television marketing space and competing against industry peers who have a longer and more established track record of promoting their brands on television, in addition to larger overall marketing budgets, thus potentially putting us at a competitive disadvantage.  If our competitors should increase their spending levels of advertising or promotions in reaction to our increased television marketing efforts or due to their increased need to drive trial of their brands in this competitive economic environment, our advertising and promotional activities could potentially become less effective than those of our competitors and we could experience significant declines in sales, profitability, and overall brand relevance.

We may not be successful at operating profitable restaurants.

The success of our core Ruby Tuesday concept and, to a lesser extent, the success of our Lime Fresh concept, is dependent upon operating profitable restaurants.  The profitability of our restaurants is dependent on several factors, including the following:

●	the ability to provide menu items with strong customer preference at attractive prices;

●	the ability to create and implement an effective marketing/advertising strategy;

●	the ability to leverage sales following the opening of new restaurants;

●	the ability to timely and effectively meet customer demands and maintain our strong customer base;

●	the hiring, training, and retention of excellent restaurant managers and staff;

●	the ability to manage costs and prudently allocate capital resources; and

●	the ability to achieve and/or maintain projected cost savings in a number of key areas, including procurement, occupancy, and maintenance costs.

During fiscal 2011, we acquired 109 restaurants from certain of our franchisees.  In addition, on April 11, 2012, we closed on our acquisition of Lime Fresh.  Assumptions were made at the times of acquisition as to how we might best increase the revenues generated by these restaurants and, as a result of a realization of operational and financial synergies, our own cash flow.

Unfortunately, there can be no assurance that the franchise restaurant or Lime Fresh acquisitions will result in the realization of the full anticipated benefits.   For example, we may experience increased competition that limits our ability to expand these businesses and may not be able to capitalize on expected business opportunities if general industry and business conditions deteriorate.  Because much of our acquired franchise debt contains significant prepayment penalties, we may further find it difficult to pay off or to replace the acquired franchise debt with financing that has more favorable terms.  Achieving the anticipated benefits of the acquisitions is subject to a number of uncertainties and other factors.  If these factors limit our ability to achieve the full anticipated benefits of the acquisitions, our expectations of future results of operations, including the synergies expected to result from the acquisitions, may not be met. If such difficulties are encountered or if such synergies, business opportunities and growth prospects are not realized, our business, financial condition and results of operations could be adversely affected.

The profitability of our restaurants also depends on our ability to adapt our brands in such a way that consumers see us as fresh and relevant.  In addition, the current performance of our restaurants may not be indicative of their long-term performance, as factors affecting their success may change.   We can provide no assurance that any restaurant we open will be profitable or obtain operating results similar to those of our existing restaurants.

We may be unsuccessful in our strategies to grow revenue through new unit openings of our Lime Fresh fast casual brand since the concept has not proven its long-term viability or growth potential.

Given our focus on growing the Company in a low-capital intensive manner in the fast casual sector, in fiscal 2012 we acquired Lime Fresh which represented seven company-owned and four franchised restaurants.  During fiscal 2013, we opened nine, and our franchisees opened two, Lime Fresh restaurants.

While we believe the Lime Fresh fast casual brand has significant potential given its low capital requirements and high potential cash-on-cash returns, there can be no assurance that we will be able to successfully and profitably grow this concept.  To date, the concept has lagged behind our internal projections as we have been unable to attain targeted pro forma sales or, in certain instances, gain economies on the cost side as a result of unsuccessful real estate site selection on several of our initial locations and other operational issues.  As discussed further within this Risk Factors section and in Note 9 to the Consolidated Financial Statements, we incurred impairment and lease charges in fiscal 2013 relating to the closing of four Lime Fresh concept restaurants ($4.3 million), as well as impairment charges for four underperforming Lime Fresh open restaurants ($3.6 million), goodwill ($9.0 million), and the Lime Fresh trademark ($5.0 million), and there remains an enhanced level of risk and uncertainty related to the operation and expansion of this brand as it is less established than our anchor Ruby Tuesday brand.

In addition, there are risks associated with restaurant openings, including but not limited to the following:  the identification and availability of suitable and economically-viable locations, the negotiation of acceptable lease or purchase terms for new locations, the selection of sites that will support a profitable level of sales and generate returns on investment that exceed our cost of capital, the acceptance of our concepts in new markets, the ability to obtain all required governmental permits in a timely manner, and our ability to recruit, train, and retain qualified management and operating personnel.  If we are unable to successfully manage these risks, we could face increased costs and lower-than-anticipated sales, earnings, and returns on investment in future periods.

We made substantial investments in the Lime Fresh brand during fiscal 2012 and 2013, and additional investments may be required in order for us to refine and expand the concept in fiscal 2014 and beyond.  We can provide no assurance that these investments will be successful or that additional new restaurant growth will be accepted in the targeted markets.  Once opened, we anticipate new restaurants will take at least four to six months to reach planned operational profitability due to the associated start-up costs.  This concept is in the early stages of lifecycle development and will continue to be subject to the risks and uncertainties that accompany any emerging restaurant brand or format, in particular one being developed and deployed in the current economic environment.

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

As discussed further in Note 9 to our Consolidated Financial Statements, following the underperformance of several of our earlier-opened Lime Fresh concept restaurants, four of which we closed during fiscal 2013 and another four of which we impaired, and upon consideration of our planned revised growth models for Lime Fresh, we performed impairment testing of the Lime Fresh concept goodwill and concluded that a non-cash charge of $9.0 million ($5.4 million, net of tax) should be taken to write-off the entire balance of goodwill recorded in conjunction with the concept’s April 2012 acquisition.  We also determined during impairment testing that the Lime Fresh trademark was partially impaired, and recorded a non-cash charge of $5.0 million during the fourth quarter of fiscal 2013.

As further discussed in Note 9 to the Consolidated Financial Statements, given our lowered stock price, declines in same-restaurant sales, and the overall economic conditions and challenging environment for the restaurant industry, we concluded during fiscal 2012 that our goodwill associated with the Ruby Tuesday concept was impaired and recorded a similar non-cash charge of $16.9 million ($12.0 million, net of tax).

As discussed further in Notes 3 and 9 to our Consolidated Financial Statements, during fiscal 2013 we closed all 13 Marlin & Ray’s restaurants, our two Truffles restaurants, and our one Company-owned Wok Hay restaurant in an effort to focus on the turnaround of our core Ruby Tuesday concept in addition to closing four Company-owned Lime Fresh restaurants in order to improve the financial performance of our Lime Fresh concept.  During fiscal 2013 pre-tax charges relating to asset impairments, lease reserves, and other closing costs of $21.7 million were recognized for the three discontinued concepts within closures and impairments expense from discontinued operations, and $8.1 million was recognized for the Lime Fresh restaurants within closures and impairments expense from continuing operations.

As discussed further in Note 9 to our Consolidated Financial Statements, during the third quarter of fiscal 2012 we decided to close 25 to 27 underperforming Company-owned Ruby Tuesday restaurants, 23 of which were closed in our fourth quarter and one since.  Accordingly, during fiscal 2012 we recorded property impairment charges of $12.2 million, which included $9.7 million related to impairments associated with the decision to close the 25 to 27 restaurants.

If market conditions deteriorate at either the restaurant store level or system-wide, or if our operating results decline further, we may be required to record additional impairment charges, including further impairment charges for the remaining Lime Fresh intangible assets, which had a $6.4 million net book value as of June 4, 2013.

Litigation and unfavorable publicity could negatively affect our results of operations as well as our future business.

We are subject to litigation and other customer complaints concerning our food safety, service, and/or other operational factors.  Guests may file formal litigation complaints that we are required to defend, whether or not we believe them to be true.  Substantial, complex or extended litigation could have an adverse effect on our results of operations if we incur substantial defense costs and our management is distracted.  Employees may also, from time to time, bring lawsuits against us regarding injury, discrimination, wage and hour, and other employment issues.  Additionally, potential disputes with our franchisees could subject us to litigation alleging non-compliance with franchise, development, support service, or other agreements we have with our domestic and international franchisees.  Suppliers, landlords and distributors, particularly those with which we currently maintain purchase commitments/contracts, could also potentially allege non-compliance with their contracts should they consider our actions to be contrary to our commitments.  Additionally, we are subject to the risk of litigation by our shareholders as a result of factors including, but not limited to, matters of executive compensation or performance of our stock price.

In certain states we are subject to “dram shop” statutes, which generally allow a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.  Some dram shop litigation against restaurant companies has resulted in significant judgments, including punitive damages.  We carry liquor liability coverage as part of our existing comprehensive general liability insurance, but we cannot provide assurance that this insurance will be adequate in the event we are found liable in a dram shop case.

In recent years there has been an increase in the use of social media platforms and similar devices which allow individuals access to a broad audience of consumers and other interested persons.  The availability of information on social media platforms is virtually immediate in its impact.  A variety of risks are associated with the use of social media, including the improper disclosure of proprietary information, negative comments about our Company, exposure of personally identifiable information, fraud, or outdated information.  The inappropriate use of social media platforms by our guests, employees, or other individuals could increase our costs, lead to litigation, or result in negative publicity that could damage our reputation.  If we are unable to quickly and effectively respond, we may suffer declines in guest traffic which could materially affect our financial condition and results of operations.

The cost of compliance with various government regulations may negatively affect our business.

We are subject to various forms of governmental regulations.  We are required to follow various international, federal, state, and local laws common to the food industry, including regulations relating to food and workplace safety, sanitation, the sale of alcoholic beverages, environmental issues, minimum wage, overtime, health care, increasing complexity in immigration laws and regulations, and other labor issues.  Further changes in these types of laws, including additional state or federal government-imposed increases in minimum wages and increases to tipped-minimum wage, overtime pay, paid leaves of absence and mandated health benefits, or a reduction in the number of states that allow tips to be credited toward minimum wage requirements, could harm our operating results.  Also, failure to obtain or maintain the necessary licenses and permits needed to operate our restaurants could result in an inability to open new restaurants or force us to close existing restaurants.

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

Additionally, minimum employee health care coverage mandated by state or federal legislation, such as the PPACA, could significantly increase our employee health benefit costs or require us to alter the benefits we provide to our employees.  While we are assessing the potential impact the PPACA will have on our business, certain of the mandates in the legislation are not yet effective.  If our employee health benefit costs increase, we cannot provide assurance that we will be able to offset these costs through increased revenue or reductions in other costs, which could have an adverse effect on our results of operations and financial condition.

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

Approximately 11% of our revenue for fiscal 2013 is attributable to the sale of alcoholic beverages.  We are required to comply with the alcohol-licensing requirements of the federal government, states and municipalities where our restaurants are located.  Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays.  Typically, the licenses are renewed annually and may be revoked or suspended for cause at any time.  Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.  If we fail to comply with federal, state or local regulations, our licenses may be revoked and we may be forced to terminate the sale of alcoholic beverages at one or more of our restaurants.

As a publicly traded corporation, we are subject to various rules and regulations as mandated by the Securities and Exchange Commission and the New York Stock Exchange.  Failure to timely comply with these guidelines could result in penalties and/or adverse reactions by our shareholders.

Our level of indebtedness could adversely affect our financial condition.

As of June 4, 2013, we owed $299.0 million of outstanding indebtedness, including $235.0 million of senior unsecured notes.  Our substantial indebtedness could have any or all of the following consequences:

•	there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed;

•	it may limit our ability to borrow money or sell stock to fund our working capital, capital expenditures and debt service requirements;

•	a substantial portion of our cash flow from operations could be dedicated to the repayment of our indebtedness and would not be available for other purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in our business;

•	we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage; and

•	it may make us more vulnerable to a downturn in our business or the economy.

In addition, the indenture governing our senior unsecured notes and our revolving credit facility contain financial and restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests.  If we were to violate any of our financial or other covenants in the future and we are not able to reach agreements with our creditors or, if agreements are reached but we do not comply with the revised covenants, our creditors could exercise their rights under the applicable debt instruments, including requiring immediate repayment of all borrowings, which could have a material adverse effect on us.  Moreover, if any agreements were reached with our creditors, they might require us to pay incremental fees and/or higher interest rates.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

The indenture governing our senior unsecured notes and the agreement governing our revolving credit facility contain various covenants that limit our ability to engage in specified types of transactions.  These covenants limit our ability to, among other things:

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

Additionally, the agreement governing our revolving credit facility requires us to maintain certain financial ratios, which become more restrictive in fiscal 2015.  A breach of any of these covenants could result in a default under the indenture and the revolving credit facility.  We may also be unable to take advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our indebtedness.

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

Our business is dependent to a significant extent on national, regional and local economic conditions, particularly those that affect our guests that frequently patronize our restaurants.  In particular, where our customers’ disposable income available for discretionary spending is reduced (such as by job losses, credit constraints and higher housing, taxes, energy, interest or other costs) or where the perceived wealth of customers has decreased (because of circumstances such as lower residential real estate values, increased foreclosure rates, increased tax rates or other economic disruptions), our business could experience lower sales and customer traffic as potential customers choose lower-cost alternatives or other alternatives to dining out.  Any resulting decreases in customer traffic or average value per transaction could negatively impact our financial performance, as reduced revenues may result in downward pressure on margins.  These factors could reduce our Company-owned restaurants’ gross sales and profitability.  These factors could also reduce gross sales of franchised restaurants, resulting in lower royalty payments from franchisees, and reduce profitability of franchise restaurants, potentially impacting the ability of franchisees to make royalty payments as they become due.  Reduction in cash flows from either Company-owned or franchised restaurants could have a material adverse effect on our liquidity and capital resources.

The potential for increases in key food products, labor, energy, and other costs may adversely affect our results of operations.

We continually purchase food products such as beef, chicken, seafood, cheese and other items for use in many of the products we sell.  Although we attempt to maintain control of food costs by engaging in volume commitments with third parties for many of our food-related supplies, we cannot assure that the costs of these products will not fluctuate, as we often have no control over such items.  In addition, we rely on third-party distribution companies to frequently deliver perishable food and supplies to our restaurants.  We cannot make assurances regarding the continued supply of our inventory since we do not have control over the businesses of our suppliers.  Should our inventories lack in supply, our business could suffer, as we may be unable to meet customer demands.  These disruptions may also force us to purchase food supplies from suppliers at higher costs.  The result of this is that our operating costs may increase without our desire and/or ability to pass the price increases on to our customers.

Labor is a primary component in the cost of operating our business.  Higher labor costs due to increased minimum wages and tipped-minimum wages, competition, unionization, state unemployment rates, employee benefits, or other labor related costs could adversely impact our results of operations.  See the risk factor, “The cost of compliance with various governmental regulations may negatively affect our business,” for further discussion on the potential impact of labor-related costs.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

Information regarding the locations of our restaurants is shown in the list below.  Of the 724 Company-owned and operated restaurants as of June 4, 2013, we owned the land and buildings for 324 restaurants, owned the buildings and held non-cancelable long-term land leases for 265 restaurants, and held non-cancelable leases covering land and buildings for 135 restaurants.  Our Restaurant Support Services Center in Maryville, Tennessee, which was opened in fiscal 1998, is owned by the Company.  Our executives and certain other administrative personnel are located in the Restaurant Support Services Center.  Since fiscal 2001, we have expanded the Restaurant Support Services Center by opening second and third locations also in Maryville.

Additional information concerning our properties and leasing arrangements is included in Note 7 to the Consolidated Financial Statements appearing in Part II, Item 8 of this Annual Report on Form 10-K.

Under our franchise agreements, we have certain rights to gain control of a restaurant site in the event of default under the franchise agreements.

Ruby Tuesday Concept
The following table lists the locations of the Company-owned and franchised Ruby Tuesday restaurants as of June 4, 2013.

	Number of Ruby Tuesday Restaurants
State	Company	Franchise	Total

Domestic:
Alabama	39	–	39
Arizona	6	–	6
Arkansas	7	–	7
California	–	1	1
Colorado	10	–	10
Connecticut	17	–	17
Delaware	7	–	7
Florida	73	1	74
Georgia	48	–	48
Idaho	–	1	1
Illinois	3	11	14
Indiana	12	–	12
Iowa	1	2	3
Kansas	2	–	2
Kentucky	8	–	8
Louisiana	5	–	5
Maine	10	–	10
Maryland	29	–	29
Massachusetts	9	–	9
Michigan	24	1	25
Minnesota	12	–	12
Mississippi	8	–	8
Missouri	26	–	26
Nebraska	7	–	7
Nevada	1	–	1
New Hampshire	5	–	5
New Jersey	26	1	27
New Mexico	–	1	1
New York	32	–	32

North Carolina	55	–	55
North Dakota	–	4	4
Ohio	32	–	32
Oklahoma	–	2	2
Oregon	3	–	3
Pennsylvania	42	–	42
Rhode Island	3	–	3
South Carolina	32	–	32
South Dakota	–	3	3
Tennessee	38	–	38
Texas	2	4	6
Utah	1	–	1
Virginia	61	–	61
Washington, DC	1	–	1
West Virginia	8	–	8
Wisconsin	1	1	2
Total Domestic	706	33	739

	Number of Ruby Tuesday Restaurants
Country	Company	Franchise	Total

International:
Canada	–	1	1
Chile	–	9	9
Egypt	–	3	3
Guam*	–	1	1
Hawaii*	–	5	5
Honduras	–	1	1
Hong Kong	–	6	6
Iceland	–	2	2
Kuwait	–	6	6
Romania	–	2	2
Saudi Arabia	–	3	3
Trinidad	–	3	3
United Kingdom	–	2	2
Total International	–	44	44
	706	77	783

* Guam and Hawaii are treated as international locations for internal purposes.

Lime Fresh
The following table lists the locations of the Company-owned and domestic franchised Lime Fresh concept restaurants as of June 4, 2013.  In addition, there was one franchised Lime Fresh restaurant in the country of Chile as of June 4, 2013.

	Number of Lime Fresh Restaurants
State	Company	Franchise	Total

Alabama	2	–	2
Florida	9	5	14
Maryland	1	–	1
North Carolina	3	–	3
Ohio	1	–	1
Virginia	1	–	1
Washington, DC	1	–	1
Total	18	5	23

Item 3. Legal Proceedings

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business, including claims relating to injury or wrongful death under “dram shop” laws, workers’ compensation and employment matters, claims relating to lease and contractual obligations, and claims from guests alleging illness or injury.  We provide reserves for such claims when payment is probable and estimable in accordance with U.S. generally accepted accounting principles.  At this time, in the opinion of management, the ultimate resolution of pending legal proceedings will not have a material adverse effect on our consolidated operations, financial position or cash flows.  See Note 14 to the Consolidated Financial Statements appearing in Part II, Item 8 of this Annual Report on Form 10-K, for more information about our legal proceedings as of June 4, 2013.

Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant's Common Equity,
Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity and Related Stockholder Matters
Ruby Tuesday, Inc. common stock is publicly traded on the New York Stock Exchange under the ticker symbol RT.
The following table sets forth the reported high and low intraday prices of our common stock and cash dividends paid thereon for each quarter during fiscal 2013 and 2012.

Fiscal Year Ended June 4, 2013				Fiscal Year Ended June 5, 2012
			Per Share				Per Share
			Cash				Cash
Quarter	High	Low	Dividends	Quarter	High	Low	Dividends
First	$7.30	$4.98	--	First	$11.33	$7.20	--
Second	$7.94	$6.71	--	Second	$8.57	$6.35	--
Third	$8.50	$7.08	--	Third	$8.22	$6.42	--
Fourth	$9.84	$7.08	--	Fourth	$9.39	$6.56	--

As of July 30, 2013, there were approximately 3,033 holders of record of the Company’s common stock.

Our Board of Directors has approved a dividend policy as an additional means of returning capital to our shareholders.  The payment of a dividend in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors.  Our last dividend was paid on August 7, 2007 and no assurance can be given that dividends will be paid in the future.

Issuer Purchases of Equity Securities
The following table includes information regarding purchases of our common stock made by us during the fourth quarter ending June 4, 2013:

	(a)	(b)	(c)	(d)
	Total number	Average	Total number of shares	Maximum number of shares
	of shares	price paid	purchased as part of publicly	that may yet be purchased
Period	purchased (1)	per share	announced plans or programs (1)	under the plans or programs (2)

Month #1
(March 6 to April 9)	14,065	$7.55	14,065	11,839,702
Month #2
(April 10 to May 7)	–	–	–	11,839,702
Month #3
(May 8 to June 4)	2,373	$9.43	2,373	11,837,329
Total	16,438	$7.82	16,438

(1) No shares were repurchased other than through our publicly-announced repurchase programs and authorizations during the fourth quarter of our year ending June 4, 2013.

(2) As of June 4, 2013, 11.8 million shares remained available for purchase under existing programs, which consists of 1.8 million shares remaining under a July 11, 2007 authorization by the Board of Directors to repurchase 6.5 million shares and a January 8, 2013 authorization by the Board of Directors, not yet begun, to repurchase 10.0 million shares.  The timing, price, quantity, and manner of the purchases to be made are at the discretion of management upon instruction from the Board of Directors, depending upon market conditions.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Item 6. Selected Financial Data

Summary of Operations
(In thousands except per-share data)

	Fiscal Year
	2013	2012	2011	2010	2009
Revenue:
Restaurant sales and operating revenue	$1,245,226	$1,306,025	$1,254,026	$1,185,914	$1,237,183
Franchise revenue	6,261	5,738	7,147	6,753	9,452
Total revenue	$1,251,487	$1,311,763	$1,261,173	$1,192,667	$1,246,635

(Loss)/income from continuing operations
before income taxes (a)	$(21,934)	$(8,626)	$57,118	$58,562	$(40,482)
Provision/(benefit) for income taxes from
continuing operations	1,500	(12,152)	7,563	12,733	(24,003)
(Loss)/income from continuing operations	(23,434)	3,526	49,555	45,829	(16,479)

Loss from discontinued operations, net of tax (b)	(15,979)	(3,714)	(2,677)	(485)	(1,439)
Net (loss)/income	$(39,413)	$(188)	$46,878	$45,344	$(17,918)

Basic (loss)/earnings per share:
(Loss)/income from continuing operations	$(0.38)	$0.06	$0.77	$0.75	$(0.32)
Loss from discontinued operations	(0.27)	(0.06)	(0.04)	(0.01)	(0.03)
Net (loss)/earnings per share	$(0.65)	$(0.00)	$0.73	$0.74	$(0.35)

Diluted (loss)/earnings per share:
(Loss)/income from continuing operations	$(0.38)	$0.06	$0.76	$0.74	$(0.32)
Loss from discontinued operations	(0.27)	(0.06)	(0.04)	(0.01)	(0.03)
Net (loss)/earnings per share	$(0.65)	$(0.00)	$0.72	$0.73	$(0.35)

Weighted average common and common
equivalent shares:
Basic	61,040	62,916	64,029	61,533	51,395
Diluted	61,040	63,508	64,948	61,870	51,395

Fiscal years 2013 and 2009 through 2011 each include 52 weeks. Fiscal 2012 includes 53 weeks. The extra week in fiscal 2012 added $22.9 million to revenue and $0.03 to diluted earnings per share.

Other Data
Cash dividends per share of common stock	--	--	--	--	--
Company same-restaurant sales change	(1.0)%	(4.5)%	0.9%	(1.3)%	(7.9)%

Balance Sheet Data (at year end):
Total assets	$1,043,183	$1,173,537	$1,187,026	$1,064,029	$1,124,196
Long-term debt and capital leases, less current
maturities	$290,515	$314,209	$329,184	$276,490	$476,566
Shareholders’ equity	$516,835	$576,224	$591,713	$538,100	$416,366

Statement of Operations Data:
Closures and impairments (a)	$14,656	$16,751	$4,175	$3,776	$54,411
Goodwill and trademark impairments (a)	$14,058	$16,919	$–	$–	$18,288
Interest expense, net	$27,117	$23,312	$13,508	$17,074	$35,463

Cash Flow Data:
Net cash provided/(used) by:
Operating activities	$35,954	$112,251	$116,292	$140,264	$102,569
Investing activities	$22,113	$(33,755)	$(24,492)	$(9,439)	$3,195
Financing activities	$(53,344)	$(40,034)	$(91,647)	$(131,016)	$(112,036)
Purchases of property and equipment	$37,117	$37,966	$26,684	$17,672	$17,186

(a) See Note 9 to the Consolidated Financial Statements for a description of closures and impairments expenses in fiscal 2013, 2012, and 2011 and discussion of the goodwill and trademark impairments in fiscal 2013 and 2012.
(b) See Note 3 to the Consolidated Financial Statements for a discussion of our discontinued operations.

Item 7. Management's Discussion and Analysis
of Financial Condition and Results of Operations

Introduction

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”), owns and operates Ruby Tuesday® and Lime Fresh Mexican Grill® (“Lime Fresh”) casual dining restaurants.  We also franchise the Ruby Tuesday and Lime Fresh concepts in select domestic and international markets.  Our mission is to be the best in the bar-grill segment of casual dining by delivering to our guests a high-quality casual dining experience with compelling value.  While we are in the bar-grill sector because of our varied menu, it is our goal to operate at the higher-end of casual dining in terms of the quality of our food and service.  As of June 4, 2013, we owned and operated 706 Ruby Tuesday restaurants located in 38 states and the District of Columbia.  Our franchisees operated 33 domestic and 44 international Ruby Tuesday restaurants in 14 states, Guam, and 11 foreign countries.  The Company-owned and operated restaurants are concentrated primarily in the Southeast, Northeast, Mid-Atlantic, and Midwest regions of the United States.  We consider these regions to be our core markets.

As of June 4, 2013, there were 18 Company-owned and operated Lime Fresh restaurants, as well as five domestic and one international Lime Fresh restaurants operated by franchisees.

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

Enhance Sales and Margins Through Repositioning of Our Core Brand
In an effort to stabilize and grow our guest counts, same-restaurant sales, and profitability, we are in the early stages of new initiatives focused on promoting the Ruby Tuesday brand as more lively and approachable, including the introduction of new menu items, music soundscape upgrades, lighting improvements, and revitalizing the look and feel of our television advertising and other promotional materials to better reflect the variety on our menu and project a more casual, energetic, and approachable brand personality and dining experience.  Our marketing strategy historically has focused mainly on print promotions, digital media and local marketing programs, with a minimal amount spent on television.   However, based on the results from television test markets in fiscal 2012, we deployed a more balanced marketing program in fiscal 2013 comprised of a mixture of network and national cable television advertising in tandem with direct mail and other print and electronic promotions.  We believe that having a more lively and approachable perception of our restaurants, communicated through television advertising expense levels more in line with our competitive peer group in tandem with a more balanced approach on our promotional strategies will position us for improvements in same-restaurant sales in the future from repeat and new guests.

In order to fund the incremental television advertising, during fiscal 2012 we consulted with a leading enterprise improvement firm to assist us in identifying potential savings opportunities in a number of key areas including procurement, occupancy, and maintenance costs.  The majority of these cost savings are being reinvested into our television marketing programs.

Focus on Low-Capital Intensive Potential Growth in the Fast Casual Sector
We have been focused on growing our Company in a low-capital intensive manner in the fast casual sector through Lime Fresh, our Mexican fast casual concept.  We initially opened Lime Fresh restaurants under a licensing agreement and, after over a year of experience that enabled us to better understand the concept’s positioning and potential in the high-quality fast casual segment, we acquired the business for $24.1 million in the fourth quarter of fiscal 2012 since we believed we could more effectively grow the concept if we owned it.  The fast casual segment of our industry is a proven and growing segment where demand exceeds supply, and we believe opening smaller, inline locations under the Lime Fresh brand provides a low-capital intensive potential growth option for us.  While the concept is still in its early stages, we believe it has the potential to generate attractive returns for us if we are able to realize our revenue and profitability targets.  We opened nine Company-owned Lime Fresh restaurants during fiscal 2013.

Strengthen our Balance Sheet to Facilitate Growth and Value Creation
During the fourth quarter of fiscal 2012, we further strengthened our balance sheet and created additional financial flexibility by issuing $250.0 million in senior unsecured notes with an eight-year maturity.  As a result of the transaction, we were able to pay off all of our outstanding debt with the exception of certain of our mortgage debt from previous franchise partnership acquisitions, reduce our revolver commitment size from $380.0 million to $200.0 million, obtain attractive interest rates, extend the maturity date of the majority of our debt for up to eight years, and build excess cash which we will reinvest in the future.  We continue to maintain a strong balance sheet and have a sufficient amount of liquidity.

Our strong balance sheet is supported by a high-quality portfolio of owned real estate, and during fiscal 2012 we commenced a sale-leaseback program on a portion of our properties for three primary reasons.  First, the program enabled us through a series of transactions to corroborate the estimated market value of our entire remaining real estate portfolio for both our equity and debt holders.  Second, the program enabled us to generate excess cash during fiscal 2013, when our free cash flow was at lower levels, in order to opportunistically pay off debt and repurchase our shares, which we would have been unable to do absent the sale-leaseback transactions.  Third, we were able to complete the sale-leaseback transactions at low capitalization rates with minimal tax leakage.

Our sale-leaseback program, which was completed subsequent to the end of fiscal 2013, enabled us to raise approximately $82.5 million of gross proceeds through monetizing 37 restaurants during the entire program tenure, with $54.4 million of these proceeds being realized in fiscal 2013 through the monetization of 24 restaurants.  The sale-leaseback proceeds were utilized for general corporate purposes, including capital expenditures debt reduction, and the repurchase of shares of our common stock.  We have no plans at this time to pursue any additional sale-leaseback transactions.  See further discussion of our sale-leaseback transactions in the Investing Activities section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Our objective over the next several years is to continue to reduce outstanding debt levels in order to reduce our leverage, focus on prudent Lime Fresh restaurant development, and opportunistically repurchase outstanding shares under our share repurchase program.  Our success in the key strategic initiatives outlined above should enable us to improve both our return on assets and return on equity, and to create additional shareholder value.

Our fiscal year ends on the first Tuesday following May 30 and, as is the case once every five or six years, we have a 53 week year.  Fiscal 2012 was a 53-week year.  All other years discussed throughout this MD&A contained 52 weeks.  In fiscal 2012, the 53rd week added $22.9 million to restaurant sales and operating revenue and $0.03 to diluted earnings per share in our Consolidated Statement of Operations.

Our same-restaurant sales for Company-owned Ruby Tuesday restaurants decreased 1.0% in fiscal 2013 compared to fiscal 2012, and our diluted loss per share was $0.65 in fiscal 2013 compared to diluted loss per share of $0.00 in fiscal 2012.  Throughout this MD&A, we discuss our fiscal 2013 financial results in detail, provide insight for fiscal years 2012 and 2011, as well as discuss known events, uncertainties, and trends.  We believe our commentary provides insight as to the factors which impacted our performance.  We remind you, that, in order to best obtain an understanding of our financial performance during the last three fiscal years, this MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes appearing in Part II, Item 8 of this Annual Report on Form 10-K.

Results of Operations

Ruby Tuesday Restaurants
The table below presents the number of Ruby Tuesday concept restaurants at each fiscal year end from fiscal 2009 through fiscal 2013:

Fiscal Year	Company-Owned	Domestic Franchise	International Franchise	Total
2013	706	33	44	783
2012	714	36	43	793
2011	750	43	53	846
2010	656	165	58	879
2009	672	173	56	901

Other Concept Restaurants
The table below presents the number of other concept restaurants at each fiscal year end from fiscal 2009 through fiscal 2013:

	Lime Fresh			Company-Owned
Fiscal Year	Company-Owned	Franchise*	Total Lime Fresh	Marlin & Ray’s	Other Concepts**
2013	18	6	24	–	–
2012	13	4	17	11	3
2011	–	–	–	1	3
2010	–	–	–	–	2
2009	–	–	–	–	2
*Fiscal 2013 includes one international Lime Fresh franchise restaurant.
**Other concepts include Truffles and Wok Hay.

During fiscal 2013:

•	Our former CEO, Samuel E. Beall, III, stepped down on November 30, 2012 and James J. Buettgen was appointed our new CEO effective December 1, 2012;

•	Same-restaurant sales* at Company-owned Ruby Tuesday restaurants decreased 1.0%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants decreased 2.1%;

•	Eight Company-owned Ruby Tuesday restaurants were closed;

•	Two franchised Ruby Tuesday restaurants were opened and four were closed;

•
We closed 13 Company-owned Marlin & Ray’s restaurants, one Company-owned Wok Hay restaurant, and two Company-owned Truffles restaurants, resulting in year-to-date charges of $21.7 million for asset impairments, lease reserves, and other closing costs for the three discontinued concepts;

•	Nine Company-owned Lime Fresh restaurants were opened and four were closed;

•	Two franchised Lime Fresh restaurants were opened;

•	We repurchased 4.1 million shares of common stock at an aggregate cost of $30.3 million;

•	We repurchased $15.0 million of our Senior Notes. The repurchases settled for $14.5 million plus $0.2 million of accrued interest. We realized a $0.5 million gain on these transactions; and

•	Reclassified and/or corrected certain immaterial prior year income statement information which did not change net income. See Note 1 to the Consolidated Financial Statements for more information.

During fiscal 2012:

•	Same-restaurant sales* at Company-owned Ruby Tuesday restaurants decreased 4.5%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants decreased 5.7%;

•	Ten Company-owned Ruby Tuesday restaurants, two of which closed in a prior year, were converted to Marlin & Ray’s concept restaurants;

•	One Company-owned Truffles restaurant was opened;

•
Six Company-owned Lime Fresh restaurants were opened.  Seven were acquired, along with the royalty stream from five Lime Fresh concept franchised restaurants (one of which was not yet open), and the Lime Fresh brand’s intellectual property for $24.1 million;

•	One Company-owned Wok Hay restaurant was opened and two were closed. In addition, one franchised Wok Hay restaurant was closed;

•	Thirty-six Company-owned Ruby Tuesday restaurants were closed, eight of which were converted into Marlin & Ray’s concept restaurants later in the year;

•	Six franchised Ruby Tuesday restaurants were opened and 23 were closed;

•	We recorded impairment charges of $12.2 million, which included $9.7 million resulting from management’s decision to close approximately 25 to 27 restaurants;

•	We closed on an eight-year, $250.0 million unsecured high yield bond offering and an amendment to our revolving credit facility;

•	We recorded a goodwill impairment charge of $16.9 million; and

•	We repurchased two million shares of common stock at an aggregate cost of $18.4 million.

* We define same-restaurant sales as a year-over-year comparison of sales volumes for restaurants that, in the current year have been open at least 18 months, in order to remove the impact of new openings in comparing the operations of existing restaurants.

Restaurant Sales
Restaurant sales in fiscal 2013 decreased 4.7% from fiscal 2012 for Company-owned restaurants and decreased 2.4% for domestic and international franchised restaurants as explained below.  The tables presented below reflect restaurant sales for the last five years, and other revenue information for the last three years.

Restaurant Sales (in millions):
	Ruby Tuesday Concept		Lime Fresh Concept
Fiscal Year	Company-Owned	Franchise (a)	Company-Owned	Franchise (a)
2013	$ 1,229.1	$ 158.0	$ 16.1	$ 12.0
2012	1,302.7	172.6	3.3	1.6
2011	1,254.0	289.4	–	–
2010	1,185.9	368.9	–	–
2009	1,237.2	383.7	–	–

(a)	Includes sales of all domestic and international franchised Ruby Tuesday and Lime Fresh restaurants.

Other Revenue Information:
	2013	2012	2011
Company restaurant sales (in thousands)
Ruby Tuesday concept	$1,229,097	$1,302,719	$1,254,026
Lime Fresh concept	16,129	3,306	–
Total restaurant sales	$1,245,226	$1,306,025	$1,254,026
Company restaurant sales growth-percentage	(4.7%)	4.1%	5.7%

Franchise revenue (in thousands)
Ruby Tuesday concept	$5,633	$5,666	$7,147
Lime Fresh concept	628	72	–
Total franchise revenue (a)	$6,261	$5,738	$7,147
Franchise revenue growth-percentage	9.1%	(19.7)%	5.8%

Total revenue (in thousands)
Ruby Tuesday concept	$1,234,730	$1,308,385	$1,261,173
Lime Fresh concept	16,757	3,378	–
Total revenue	$1,251,487	$1,311,763	$1,261,173
Total revenue growth-percentage	(4.6%)	4.0%	5.7%

Company same-restaurant sales growth percentage (b)	(1.0)%	(4.5)%	0.9%

Company average restaurant volumes (b)	$1.73 million	$1.75 million	$1.81 million

Company average restaurant volumes growth percentage	(0.8)%	(3.8)%	1.5%

(a)
Franchise revenue includes royalty, license, and development fees paid to us by our franchisees, exclusive of support service fees of $0.9 million, $1.1 million, and $3.1 million, in fiscal years 2013, 2012, and 2011, respectively, which are recorded as an offset to selling, general, and administrative expenses.

(b)
As the Lime Fresh concept restaurants have not been under Ruby Tuesday management for an amount of time sufficient to meet our “same-restaurant” definition, company same-restaurant sales and average restaurant volume information is for our Ruby Tuesday concept only.

Our Company restaurant sales and operating revenue for the year ended June 4, 2013 decreased 4.6% to $1,251.5 million compared to the prior year.  This decrease is primarily a result of the impact of a 53rd week in fiscal 2012, which contributed $22.9 million in revenue, restaurant closures since the prior year, and a 1.0% decrease in same-restaurant sales at Company-owned Ruby Tuesday restaurants, offset by an increase in Lime Fresh concept revenues of $12.8 million due to our acquisition of seven Lime Fresh restaurants on April 11, 2012 and a net increase of seven additional Lime Fresh restaurants since then.

The decrease in same-restaurant sales is attributable to lower guest counts partially offset by an increase in average net check during fiscal 2013 compared to the prior year.  The increase in average net check was primarily the result of reduced discounts and price increases since the prior year.

Our Company restaurant sales and operating revenue for the year ended June 5, 2012 increased 4.1% to $1,306.0 million compared to the prior year.  The increase primarily resulted from the acquisition of 109 restaurants from franchisees in fiscal 2011 coupled with the revenue associated with the 53rd week in fiscal 2012, partially offset by a 4.5% decrease in Ruby Tuesday concept same-restaurant sales.  Included in our Restaurant sales and operating revenue for fiscal 2012 is $173.9 million of restaurant sales for 109 restaurants acquired from our franchisees during fiscal 2011.  These same restaurants generated sales of $76.1 million in fiscal 2011 from the various dates of acquisition through May 31, 2011.

The fiscal 2012 decrease in same-restaurant sales was attributable to lower guest counts, which was partially offset by an increase in average net check compared with the prior year.  The increase in average net check was a result of menu price increases and a shift in menu mix.

Franchise development and license fees received are recognized when we have substantially performed all material services and the restaurant has opened for business.  Franchise royalties (generally 4% to 5.25% of monthly sales) are recognized as franchise revenue on the accrual basis.  Franchise revenue increased 9.1% to $6.3 million in fiscal 2013 and decreased 19.7% to $5.7 million in fiscal 2012.  Franchise revenue is predominantly comprised of domestic and international royalties, which totaled $6.1 million and $5.5 million in 2013 and 2012, respectively.  The increase in franchise royalties in fiscal 2013 is due in part to higher domestic franchise royalties attributable to our Lime Fresh franchise restaurants and higher international franchise royalties due to increased sales at certain international restaurants compared to fiscal 2012.  The decrease in franchise royalties in fiscal 2012 is due to a $0.7 million decline in royalties from our traditional domestic franchisees due in part to a 5.7% decline in same-restaurant sales for domestic franchise Ruby Tuesday restaurants during fiscal 2012 and a $0.5 million reduction in royalties from our franchise partnerships due to the acquisition of 109 restaurants from our franchise partnerships during fiscal 2011.

Under our accounting policy, we do not recognize franchise fee revenue for any franchise with negative cash flows at times when the negative cash flows are deemed to be anything other than temporary and the franchise has borrowed directly from us.  We also do not recognize additional franchise fee revenue from franchisees with fees in excess of 60 days past due.  Accordingly, we have deferred recognition of a portion of franchise revenue from certain franchises.  Unearned income for franchise fees was $0.2 million and negligible as of June 4, 2013 and June 5, 2012, respectively, which are included in Accrued liabilities – Rent and other in the Consolidated Balance Sheets.  The increase in unearned income is primarily attributable to unearned fees associated with a traditional domestic franchisee that emerged from bankruptcy during the current year.

Total franchise restaurant sales are shown in the table below.

	2013	2012	2011
Franchise restaurant sales (in thousands)
Ruby Tuesday concept	$158,001	$172,591	$289,446
Lime Fresh concept	12,003	1,599	–
Total franchise restaurant sales (a)	$170,004	$174,190	$289,446
Franchise restaurant sales growth-percentage	(2.4)%	(39.8)%	(21.5)%

(a)	Includes sales of all domestic and international franchised Ruby Tuesday and Lime Fresh restaurants.

The 39.8% and 21.5% decreases in franchise restaurant sales for fiscal 2012 and 2011, respectively, are primarily due to the acquisition of 109 restaurants from franchisees during fiscal 2011.

Segment Profit
During fiscal 2013, our new President and Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), with the assistance of our senior management, began to review discrete financial information for both the Ruby Tuesday and Lime Fresh restaurant concepts to assess performance and allocate resources.  We consider the Ruby Tuesday and Lime Fresh concepts to be our reportable segments as we do not believe they have similar economic and other characteristics to be aggregated into a single reportable segment.  Segment profit by reportable segment for fiscal 2013, 2012, and 2011 are as follows (in thousands):

	2013	2012	2011
Segment profit:
Ruby Tuesday concept	$111,367	$123,517	$152,826
Lime Fresh concept	(10,204)	(1,954)	(166)
Total segment profit	$101,163	$121,563	$152,660

Segment profit for the Ruby Tuesday concept decreased $12.2 million from fiscal 2012 to $111.4 million in fiscal 2013 due to increases in advertising spending of $23.4 million, as we increased our television spending, offset by decreases in closures and impairment expenses of $10.6 million due to costs in fiscal 2012 associated with our decision to close 25-27 Ruby Tuesday restaurants.  Segment losses for the Lime Fresh concept increased $8.3 million from fiscal 2012 to $10.2 million in fiscal 2013 due to increased closure and impairment charges of $8.0 million, primarily associated with four underperforming Lime Fresh concept restaurants still open and our new management’s decision to close four additional Lime Fresh restaurants during the year.  Excluding the increased closure and impairment charges of $8.0 million, the segment losses for the Lime Fresh concept would have increased $0.3 million as compared to the prior year.  The increase in Lime Fresh segment losses during fiscal 2013 excluding closures and impairments was primarily due to lower revenues on a per unit basis, which resulted in the loss of cost leverage on the operating side.  Additionally, during the current year we closed four of our internally-developed restaurants which were not meeting our revenue or profitability expectations, and whose operating performance was more dilutive to the fiscal 2013 segment profit than the prior year.  We have embarked on a number of initiatives during the fourth quarter of fiscal 2013 which we believe have the potential to generate incremental sales, including engaging a company to assist with local store marketing efforts, testing menu boards at certain locations to improve the ordering process, and increasing the flavor profile of certain entrees.

Segment profit for the Ruby Tuesday concept decreased $29.3 million from fiscal 2011 to $123.5 million in fiscal 2012 due to increases in advertising spending of $19.7 million primarily as a result of increased television advertising, higher closures and impairment expenses of $13.3 million as a result of our decision to close 25 to 27 Ruby Tuesday restaurants, and a 4.5% decrease in Company-owned Ruby Tuesday concept same-restaurants sales.  Segment losses for the Lime Fresh concept increased $1.8 million to $2.0 million due to underperformance of several of our first Lime Fresh concept restaurants, four of which were closed during fiscal 2013.

The following is a reconciliation of segment profit to (loss)/income from continuing operations before taxes for fiscal 2013, 2012, and 2011 (in thousands):

	2013	2012	2011
Segment profit	$101,163	$121,563	$152,660
Less:
Depreciation and amortization	(62,398)	(66,458)	(64,073)
Unallocated general and administrative expenses	(18,026)	(22,069)	(15,036)
Preopening expenses	(761)	(556)	–
Goodwill and trademark impairments	(14,058)	(16,919)	–
Interest expense, net	(27,117)	(23,312)	(13,508)
Other expense, net	(737)	(875)	(2,925)
(Loss)/income from continuing operations
before income taxes	$(21,934)	$(8,626)	$57,118

Operating Profits
The following table sets forth selected restaurant operating data as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, for the periods indicated.  All information is derived from our Consolidated Financial Statements located in Part II, Item 8 of this Annual Report on Form 10-K.

	2013	2012	2011
Restaurant sales and operating revenue	99.5%	99.6%	99.4%
Franchise revenue	0.5	0.4	0.6
Total revenue	100.0	100.0	100.0
Operating costs and expenses:
Cost of merchandise (1)	27.4	28.8	29.0
Payroll and related costs (1)	33.7	33.7	32.9
Other restaurant operating costs (1)	20.8	20.1	20.2
Depreciation (1)	4.7	4.9	5.0
Selling, general, and administrative, net	11.1	9.2	7.3
Closures and impairments, net	1.2	1.3	0.3
Goodwill and trademark impairments	1.1	1.3	0.0
Interest expense, net	2.2	1.8	1.1
Gain on extinguishment of debt	0.0	0.0	0.0
Total operating costs and expenses	101.8	100.7	95.5
(Loss)/income from continuing operations before income taxes	(1.8)	(0.7)	4.5
Provision/(benefit) for income taxes from continuing operations	0.1	(0.9)	0.6
(Loss)/income from continuing operations	(1.9)	0.3	3.9
Loss from discontinued operations, net of tax	(1.3)	(0.3)	(0.2)
Net (loss)/income	(3.1)%	(0.0)%	3.7%

(1)     As a percentage of restaurant sales and operating revenue.

Pre-tax (Loss)/Income from Continuing Operations
Pre-tax loss from continuing operations increased $13.3 million from fiscal 2012 to $21.9 million for the year ended June 4, 2013.  The decrease is primarily due to a decline in same-restaurant sales of 1.0% at Company-owned Ruby Tuesday restaurants, higher selling, general, and administrative, net ($18.4 million) and interest expense ($3.8 million), and increases, as a percentage of restaurant sales and operating revenue, of other restaurant operating costs.  These higher costs were partially offset by lower goodwill and trademark impairment charges ($2.9 million) and closures and impairments associated with continuing operations ($2.1 million), and decreases, as a percentage of restaurant sales and operating revenue, of cost of merchandise and depreciation.

For fiscal 2012, pre-tax loss from continuing operations was $8.6 million or (0.7)% of total revenue, as compared to pre-tax income from continuing operations of $57.1 million or 4.5% of total revenue for fiscal 2011.  The decrease is primarily due to a decrease in same-restaurant sales of 4.5% at Company-owned Ruby Tuesday restaurants, a goodwill impairment charge of $16.9 million, higher closures and impairments ($12.6 million) and interest expense ($9.8 million), and increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of payroll and related costs, and selling, general, and administrative, net.  These higher costs were partially offset by decreases, as a percentage of restaurant sales and operating revenue, of cost of merchandise, other restaurant operating costs, and depreciation.

In the paragraphs that follow, we discuss in more detail the components of the changes in pre-tax (loss)/income from continuing operations for years ended June 4, 2013 and June 5, 2012 as compared to the comparable prior year.  Because a significant portion of the costs recorded in the cost of merchandise, payroll and related costs, other restaurant operating costs, and depreciation categories are either variable or highly correlate with the number of restaurants we operate, we evaluate our trends by comparing the costs as a percentage of restaurant sales and operating revenue, as well as the absolute dollar change, to the comparable prior year.

Fiscal Year 2011 Franchise Restaurant Acquisitions
The table below shows operating results from the dates of acquisition (which occurred between August 4, 2010 and May 4, 2011) for the years ended June 4, 2013, June 5, 2012, and May 31, 2011 for the 109 restaurants that were acquired from franchisees in fiscal 2011 (in thousands):

	(Unaudited)
	June 4, 2013	June 5, 2012	May 31, 2011

Total revenue	$164,760	$173,949	$76,068

Cost of merchandise	45,090	49,913	22,349
Payroll and related costs	58,000	61,807	25,535
Other restaurant operating costs	36,086	36,941	16,499
Depreciation	7,896	8,409	3,432
Selling, general, and administrative, net	15,735	12,557	4,431
Closures and impairments, net	448	1,328	35
	163,255	170,955	72,281
Income before income taxes	$1,505	$2,994	$3,787

Cost of Merchandise
Cost of merchandise decreased $34.1 million (9.1%) from the prior year to $341.5 million for the year ended June 4, 2013.  As a percentage of restaurant sales and operating revenue, cost of merchandise decreased from 28.8% to 27.4%.

For the year ended June 4, 2013, the absolute dollar decrease in cost of merchandise was the result of cost savings negotiated with our primary food distributor coupled with renegotiated contracts and product specification changes on several items with certain vendors since fiscal 2012.  Restaurant closures further contributed to the reduction in cost of merchandise.  Partially offsetting these decreases were cost increases on beef, poultry, and certain other products since the prior year.

As a percentage of restaurant sales and operating revenue, the decrease in cost of merchandise for the year ended June 4, 2013 is due primarily to cost savings negotiated with our primary food distributor and various other vendors and a reduction in coupons since the prior year.

Cost of merchandise increased $11.3 million (3.1%) from fiscal 2011 to $375.6 million for the year ended June 5, 2012.  As a percentage of restaurant sales and operating revenue, cost of merchandise decreased from 29.0% to 28.8%.  Excluding the $27.6 million increase from the 109 restaurants acquired in fiscal 2011, cost of merchandise decreased $16.3 million.

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

As a percentage of restaurant sales and operating revenue, the decrease in cost of merchandise for the year ended June 5, 2012 is due primarily to cost savings negotiated with our primary food distributor and various other vendors since fiscal 2011 as discussed above.

Payroll and Related Costs
Payroll and related costs decreased $21.1 million (4.8%) from the prior year to $419.7 million for the year ended June 4, 2013.  As a percentage of restaurant sales and operating revenue, payroll and related costs remained consistent with the prior year at 33.7%.

For the year ended June 4, 2013, the absolute dollar decrease in payroll and related costs was due to restaurant closures, decreases in hourly labor as a result of lower training costs and new staffing guidelines for certain positions in our restaurants, and favorable workers’ compensation claims experience.  These were partially offset by minimum wage increases in certain states, higher field bonus, and higher management labor due to merit increases since the same periods of the prior year.

Payroll and related costs increased $27.7 million (6.7%) from fiscal 2011 to $440.8 million for the year ended June 5, 2012.  As a percentage of restaurant sales and operating revenue, payroll and related costs increased from 32.9% to 33.7%.  Excluding the $36.3 million increase from the 109 restaurants acquired in fiscal 2011, payroll and related costs decreased $8.6 million.

For the year ended June 5, 2012, the decrease in absolute dollars not attributable to the restaurant acquisitions is primarily a result of new staffing guidelines for certain positions in our restaurants and lowered staffing levels attributable to reduced guest traffic since fiscal 2011.

As a percentage of restaurant sales and operating revenue, the increase in payroll and related costs for the year ended June 5, 2012 compared to fiscal 2011 is due to higher management labor as a result of merit increases during the current year, minimum wage increases in several states since the prior year, and higher FUTA tax owed following the failure of several states to repay the federal government for unemployment insurance loans, coupled with the impact on net sales of increased value-focused promotional activity and loss of leveraging with lower sales volumes.

Other Restaurant Operating Costs
Other restaurant operating costs decreased $3.6 million (1.4%) from the prior year to $259.0 million for the year ended June 4, 2013.  As a percentage of restaurant sales and operating revenue, other restaurant operating costs increased from 20.1% to 20.8%.

For the year ended June 4, 2013, the decrease in other restaurant operating costs related to the following (in thousands):

Utilities	$(4,764)
Supplies	(3,496)
Other decreases	(2,927)
Repairs	4,011
Rent and leasing	3,618
Net reductions	$(3,558)

For the year ended June 4, 2013, the absolute dollar decrease was primarily a result of lower utilities based on reduced rates and lower supplies expense due to negotiated contract savings with certain vendors.  These decreases were partially offset by higher repairs expense as we transitioned to a new maintenance agreement with a third-party provider during the current year and higher rent and leasing charges as a result of sale-leaseback transactions.

Other restaurant operating costs increased $8.8 million (3.5%) from fiscal 2011 to $262.6 million for the year ended June 5, 2012.  As a percentage of restaurant sales and operating revenue, other restaurant operating costs decreased from 20.2% to 20.1%.  Excluding the $20.4 million increase from the 109 restaurants acquired in fiscal 2011, other restaurant operating costs decreased $11.6 million.

For the year ended June 5, 2012, the change in other restaurant operating costs not attributable to the restaurant operations of the acquired franchise partnership restaurants related to the following (in thousands):

Franchise partnership debt guarantees	$ (6,705)
Utilities	(2,898)
Supplies	(2,344)
Insurance	(1,884)
Other taxes	(1,790)
Other decreases	(4,099)
Net gain on acquisitions	7,290
Rent and leasing	785
Net reductions	$ (11,645)

For the year ended June 5, 2012, the absolute dollar change not directly attributable to the operations of 109 restaurants acquired from franchisees was a result of fiscal 2011 guaranty expense relating to debt defaults by certain franchisees we chose not to acquire and which now have ceased operations, coupled with reductions in utilities based on more favorable rates, supplies expense in part because of negotiated savings from vendors since fiscal 2011, insurance expense due to property insurance proceeds received during the first quarter of fiscal 2012 relating to storm damage at two of our restaurants, and other taxes as a result of a reduction in the franchise tax base.  Partially offsetting these decreases are net gains on restaurant acquisitions as further discussed in Note 4 to the Consolidated Financial Statements and increases in rent and leasing expense due to the sale-leaseback of ten restaurants during fiscal 2012.

Depreciation
Depreciation expense decreased $5.0 million (7.8%) to $59.1 million for the year ended June 4, 2013, compared to the prior year.  As a percentage of restaurant sales and operating revenue, depreciation expense decreased from 4.9% to 4.7%.

In terms of both absolute dollars and as a percentage of restaurant sales and operating revenue, the decrease for the year ended June 4, 2013 is primarily due to assets that became fully depreciated since the same periods of the prior year coupled with sale-leaseback transactions and restaurant closures.

Depreciation expense increased $1.5 million (2.5%) to $64.1 million for the year ended June 5, 2012, compared to fiscal 2011.  As a percentage of restaurant sales and operating revenue, depreciation expense decreased from 5.0% to 4.9%.  Excluding the $5.0 million increase from the 109 restaurants acquired in fiscal 2011, depreciation expense decreased $3.4 million.

For fiscal 2012, the increase in depreciation expense is due to depreciation on the restaurants acquired from franchisees in fiscal 2011, which was partially offset by reduced depreciation on assets that became fully depreciated or were retired from service since fiscal 2011.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses, net increased $18.4 million (15.3%) from the prior year to $138.8 million for the year ended June 4, 2013.

The increase for the year ended June 4, 2013 is due to higher advertising costs ($24.2 million), primarily as a result of increased television advertising.  At the start of fiscal 2013, we deployed a television marketing program which covered the entire system of restaurants for a portion of each quarter with the remaining portion of the quarter supplemented by high-end direct mail and other promotions.  The higher advertising costs were partially offset by lower general and administrative costs ($5.8 million) due primarily to reduced consulting fees from the prior year.

Selling, general, and administrative expenses, net increased $28.3 million (30.7%) from fiscal 2011 to $120.4 million for the year ended June 5, 2012.  Excluding the $8.1 million increase from the 109 restaurants acquired in fiscal 2011, selling, general and administrative, net increased $20.1 million.

The increase for the year ended June 5, 2012 is due to higher advertising costs ($19.8 million), primarily as a result of increased television advertising, coupled with higher general and administrative expense ($8.5 million).  The increase in general and administrative expense for fiscal 2012 was due to higher management labor ($4.9 million) as a result of executive severance payments and accruals, consulting fees ($3.1 million), primarily relating to cost control projects, lower franchise support service fee income ($1.4 million) as a result of franchise partnership acquisitions during fiscal 2011, and higher support center bonus expense ($1.1 million).  These were partially offset by lower share-based compensation expense ($1.9 million) as a result of the inclusion within a portion of the fiscal 2012 share-based compensation award of performance conditions for which we expect less than full achievement, compared to the fiscal 2011 share-based compensation award which contained only service conditions.

Closures and Impairments, Net
Closures and impairments decreased $2.1 million to $14.7 million for the year ended June 4, 2013, as compared to the prior year.  The decrease was due to lower restaurant impairment charges and lease reserve expense from continuing operations ($0.9 million and $0.7 million, respectively) and reductions in other closing expense ($0.5 million).

Closures and impairments increased $12.6 million to $16.8 million for the year ended June 5, 2012, as compared to fiscal 2011.  The increase was due primarily to higher restaurant impairment charges ($8.2 million) due to management’s decision in fiscal 2012 to close approximately 25 to 27 restaurants, 23 of which were closed during the fourth quarter of fiscal 2012.  Of the $12.2 million in restaurant impairment charges recorded during fiscal 2012, $9.7 million is a result of impairments related to the restaurant closures.  The remaining increase is due to higher closed restaurant lease reserve expense ($3.9 million) and other closing expense ($1.3 million), which were partially offset by an increase in gains during the current year on the sale of surplus properties ($0.7 million).

See Note 9 to our Consolidated Financial Statements for further information on our closures and impairment charges recorded during fiscal 2013, 2012, and 2011.

Goodwill and Trademark Impairments
We concluded during the fourth quarter of fiscal 2013 that the goodwill associated with our Lime Fresh concept was fully impaired and the Lime Fresh trademark was partially impaired.  Accordingly, we recorded a fourth quarter fiscal 2013 non-cash charge of $9.0 million ($5.4 million, net of tax) representing the full value of our Lime Fresh concept goodwill and a non-cash charge of $5.0 million representing a partial impairment of the Lime Fresh trademark.

We concluded during fiscal 2012 that the goodwill associated with our Ruby Tuesday concept was fully impaired.  As a result, we recorded an impairment charge during fiscal 2012 of $16.9 million ($12.0 million, net of tax).

See Note 9 to our Consolidated Financial Statements for further information on our fiscal 2013 and 2012 goodwill and trademark impairment charges.

Interest Expense, Net
Interest expense, net increased $3.8 million to $27.1 million for the year ended June 4, 2013, primarily due to interest expense on our Senior Notes which was partially offset by lower expense on our other debt due to pay downs since the prior year.

Interest expense, net increased $9.8 million to $23.3 million for the year ended June 5, 2012, primarily due to higher interest expense on our mortgage obligations outstanding due to the acquisition of 109 restaurants from the franchise partnerships in fiscal 2011 and prepayment premiums on the payoff during fiscal 2012 of the Series B Senior Notes and certain mortgage obligations.

Discontinued Operations
In an effort to focus primarily on the successful sales turnaround of our core Ruby Tuesday concept and secondly, to improve the financial performance of our Lime Fresh concept, on January 9, 2013, the Board of Directors of Ruby Tuesday, Inc. approved management’s plan to close all 13 Marlin & Ray’s restaurants as well as the Company’s one Wok Hay restaurant in the third quarter of fiscal 2013.  We closed these restaurants on January 9, 2013.  Additionally, on the same date we announced our intention to seek a buyer for our two Truffles restaurants.  No buyer suitable to our landlords was found and we consequently opted, on April 7, 2013, to close the restaurants instead.  As a result of these decisions, pre-tax charges of $21.7 million were recognized for asset impairments, lease reserves, and other closing costs within closures and impairments expense from discontinued operations for the year ended June 4, 2013.

We have classified the results of operations of our Company-owned Marlin & Ray’s, Wok Hay, and Truffles concepts as discontinued operations for all periods presented.  The results of operations of our discontinued operations are as follows (in thousands):

	June 4, 2013	June 5, 2012	May 31, 2011

Restaurant sales and operating revenue	$11,884	$14,015	$3,989
Loss before income taxes	$(24,498)	$(6,312)	$(4,496)
Benefit for income taxes	(8,519)	(2,598)	(1,819)
Loss from discontinued operations	$(15,979)	$(3,714)	$(2,677)

Provision/(Benefit) for Income Taxes from Continuing Operations
For fiscal 2013 we have recorded an income tax expense from continuing operations of $1.5 million, compared with an income tax benefit from continuing operations of $12.1 million in the prior year.  Included in the income tax expense from continuing operations for fiscal 2013 are employment tax credits, primarily the FICA tip credit and the Work Opportunity Tax Credit (“WOTC”), of $9.7 million.  Also included in the fiscal 2013 tax expense from continuing operations is a charge of $20.9 million to establish an income tax valuation allowance on certain of our deferred tax assets, including the deferred tax asset established for the fiscal 2013 tax credits.  Under Accounting Standards Codification 740, “Income Taxes,” we are required to assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified.  As a result of losses from discontinued operations, as well as goodwill and trademark impairment charges, among other charges, we now have a three-year cumulative pre-tax loss.  A cumulative pre-tax loss is given more weight than projections of future income, and a recent historical cumulative loss is considered a significant factor that is difficult to overcome.  Before consideration of the valuation allowance expense, we had an income tax benefit of $19.4 million, including the tax credits.

The deferred tax valuation allowance may be released in future years when we consider that it is more likely than not that some portion or all of the deferred tax assets will be realized.  To form a conclusion that some or all of the deferred tax assets will be realized, we will need to generate a three-year cumulative pre-tax income, and we will need to evaluate whether or not all available evidence, such as future taxable income, reversal of temporary differences, and other tax planning strategies provides sufficient positive evidence to offset any other potential negative evidence that may exist at such time.  In the event the deferred tax valuation allowance is released, we would record an income tax benefit for the portion or all of the deferred tax valuation allowance released.

We recorded a tax benefit from continuing operations of $12.1 million in fiscal 2012 compared to income tax expense from continuing operations of $7.6 million in fiscal 2011.  The change in income taxes was primarily attributable to the fact that the Company reported a loss from continuing operations in fiscal 2012 compared  to income from continuing operations in fiscal 2011.  FICA Tip Credits and Work Opportunity Tax Credits generated in fiscal 2012 increased the effective tax rate above the statutory rate.  Offsetting this was the write-off of goodwill, $4.4 million of which we estimated would be nondeductible for tax purposes.

Liquidity and Capital Resources

Sources and Uses of Cash
Our primary source of liquidity is cash provided by operations.  The following table presents a summary of our cash flows from operating, investing, and financing activities for the last three fiscal years (in thousands).

	2013	2012	2011
Net cash provided by operating activities	$35,954	$112,251	$116,292
Net cash provided/(used) by investing activities	22,113	(33,755)	(24,492)
Net cash used by financing activities	(53,344)	(40,034)	(91,647)
Net increase in cash and cash equivalents	$4,723	$38,462	$153

Operating Activities
Our cash provided by operations is generally derived from cash receipts generated by our restaurant customers and franchisees.  Substantially all of the $1,245.2 million, $1,306.0 million, and $1,254.0 million of restaurant sales and operating revenue disclosed in our Consolidated Statements of Operations and Comprehensive (Loss)/Income for fiscal 2013, 2012, and 2011, respectively, was received in cash either at the point of sale or within two to four days (when our guests paid with debit or credit cards).  Our primary uses of cash for operating activities are food and beverage purchases, payroll and benefit costs, restaurant operating costs, general and administrative expenses, and marketing, a significant portion of which are incurred and paid in the same period.

Cash provided by operating activities for fiscal 2013 decreased $76.3 million (68.0%) from the prior year to $36.0 million.  The decrease is due primarily to lower EBITDA as a result of a 1.0% decrease in same-restaurant sales at Company-owned Ruby Tuesday restaurants and increases in amounts spent on media advertising (approximately $23.6 million), coupled with increases in amounts spent to acquire inventory relating primarily to purchases of lobster and crab to ensure adequate supply (approximately $7.4 million), higher cash paid for taxes ($0.8 million), and higher cash paid for interest ($3.3 million) due primarily to interest on the Senior Notes.

Cash provided by operating activities for fiscal 2012 decreased $4.0 million (3.5%) from fiscal 2011 to $112.3 million.  The decrease is due to lower EBITDA as a result of a 4.5% decrease in same-restaurant sales at Company-owned Ruby Tuesday restaurants and higher cash paid for interest ($9.1 million) as a result of increased interest on our mortgage obligations outstanding due to the acquisition of 109 restaurants from the franchise partnerships in fiscal 2011 and prepayment premiums on the payoff during fiscal 2012 of the Series B Senior Notes and certain mortgage obligations.  These were partially offset by a reduction in cash paid for income taxes ($5.9 million) and reduced amounts spent to acquire inventory.

Our working capital and current ratio as of June 4, 2013 were $15.5 million and 1.1:1, respectively.  Included within the current assets section of our Consolidated Balance Sheet at June 4, 2013, is Cash and cash equivalents of $52.9 million, which primarily consists of excess cash raised in connection with our fiscal 2013 sale-leasebacks coupled with the Senior Notes issuance during the fourth quarter of fiscal 2012.

Investing Activities
We require capital principally for the maintenance and upkeep of our existing restaurants, limited new restaurant construction, investments in technology, equipment, remodeling of existing restaurants, and on occasion for the acquisition of franchisees or other restaurant concepts.  Property and equipment expenditures purchased primarily with internally-generated cash flows and/or proceeds from sale-leaseback transactions for fiscal 2013, 2012, and 2011 were $37.1 million, $38.0 million, and $26.7 million, respectively.  In addition, proceeds from the disposal of assets produced $7.0 million, $6.0 million, and $6.7 million of cash in fiscal 2013, 2012, and 2011, respectively, following actions taken to more aggressively market surplus properties in order to pay down debt.

During the year ended June 4, 2013, we completed sale-leaseback transactions of the land and building for 24 Company-owned Ruby Tuesday concept restaurants for gross cash proceeds of $54.4 million, exclusive of transaction costs of approximately $2.6 million.  Equipment was not included.  The net proceeds from the sale-leaseback transactions were used for general corporate purposes, including capital expenditures, debt payments, and the repurchase of shares of our common stock.  See Notes 7 and 18 to the Consolidated Financial Statements for further discussion of these transactions and similar transactions which have closed subsequent to June 4, 2013.

As discussed further in Note 4 to the Consolidated Financial Statements, during the fourth quarter of fiscal 2012, we completed the acquisition of Lime Fresh, including the assets of seven Lime Fresh concept restaurants, the royalty stream from five Lime Fresh concept franchised restaurants (one of which was not yet open), and the Lime Fresh brand’s intellectual property for $24.1 million.  As also discussed in Note 4 to the Consolidated Financial Statements, during fiscal 2011, we spent $4.3 million, plus assumed debt, to acquire the remaining member or limited partnership interests of 11 franchise partnerships which collectively operated 105 restaurants, one additional restaurant from a twelfth franchise partnership, and three restaurants from a traditional domestic franchisee.

Capital expenditures for fiscal 2014 are projected to be approximately $40.0 million to $44.0 million.  We intend to fund our investing activities with cash currently on hand, cash provided by operations, cash from the final three sale-leaseback transactions, or borrowings on our five-year revolving credit agreement (the “Credit Facility”).

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

Interest on the Senior Notes is calculated at 7.625% per annum, payable semiannually on each May 15 and November 15, commencing November 15, 2012, to holders of record on the May 1 or November 1 immediately preceding the interest payment date.  Accrued interest on the Senior Notes and our other long-term debt and capital lease obligations is included in Accrued liabilities – Rent and other in our Consolidated Balance Sheets.  The Senior Notes mature on May 15, 2020.

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

In connection with the issuance of the Senior Notes, we agreed to register with the SEC notes having substantially identical terms as the Senior Notes, as part of an offer to exchange freely tradable exchange notes for the Senior Notes.  The exchange offer was consummated on May 3, 2013.

On August 10, 2012, we entered into the third amendment to our five-year revolving credit agreement (the “Credit Facility” discussed below) which, among other things, allows us to repurchase up to $15.0 million of the Senior Notes in any fiscal year.  During fiscal 2013, we repurchased $15.0 million of the Senior Notes for $14.5 million plus $0.2 million of accrued interest.  We realized a gain of $0.5 million on these transactions.  The balance on the Senior Notes was $235.0 million at June 4, 2013 as a result of these repurchases.

On December 1, 2010, we entered into the Credit Facility, under which we could borrow up to $320.0 million with the option to increase our capacity by $50.0 million to $370.0 million.  On May 14, 2012, we entered into the second amendment to our Credit Facility to, among other things, reduce the maximum aggregate revolving commitment to $200.0 million, secure the Credit Facility with a lien over the equity interests of certain subsidiaries, modify certain financial covenants and ratios and permit the issuance of the Senior Notes.

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

A commitment fee for the account of each lender at a rate ranging from 0.30% to 0.45% (depending on our Total Debt to EBITDAR ratio) on the daily amount of the unused revolving commitment of such lender is payable on the last day of each calendar quarter and on the termination date of the Credit Facility.  On the first day after the end of each calendar quarter until the termination date of the Credit Facility, we are required to pay a letter of credit fee for the account of each lender with respect to such lender’s participation in each letter of credit.  The letter of credit fee accrues at the applicable margin for Eurodollar Loans then in effect on the average daily amount of such lender’s letter of credit exposure (excluding any portion attributable to unreimbursed letter of credit disbursements) attributable to such letter of credit during the period from and including the date of issuance of such letter of credit to but excluding the date on which such letter of credit expires or is drawn in full.  Besides the commitment fee and the letter of credit fee, we are also required to pay a fronting fee on the daily amount of the letter of credit exposure (excluding any portion attributable to unreimbursed letter of credit disbursements) on the tenth day after the end of each calendar quarter until the termination date of the Credit Facility.  We must also pay standard fees with respect to issuance, amendment, renewal or extension of any letter of credit or processing of drawings thereunder.

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

Under the terms of the Credit Facility, we had no borrowings outstanding at either June 4, 2013 or June 5, 2012.  After consideration of letters of credit outstanding, we had $189.8 million available under the Credit Facility as of June 4, 2013.

The Credit Facility contains a number of customary affirmative and negative covenants that, among others, limit or restrict our ability to incur liens, engage in mergers or other fundamental changes, make acquisitions, investments, loans and advances, pay dividends or other distributions, sell or otherwise dispose of certain assets, engage in certain transactions with affiliates, enter into burdensome agreements or certain hedging agreements, amend organizational documents, change accounting practices, incur additional indebtedness and prepay other indebtedness.  In addition, under the Credit Facility, we are required to comply with financial covenants relating to the maintenance of a maximum leverage ratio and a minimum fixed charge coverage ratio and we were in compliance with these financial covenants as of June 4, 2013.  The terms of the Credit Facility require us to maintain a maximum leverage ratio of no more than 4.5 to 1.0 through the fiscal quarter ended June 4, 2013 and 4.25 to 1.0 thereafter and a minimum fixed charge coverage ratio of 1.75 to 1.0 through and including the fiscal quarter ending June 3, 2014 and 1.85 to 1.0 thereafter.

The Credit Facility terminates on December 1, 2015.  Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Facility and any ancillary loan documents.

Our $66.9 million in mortgage loan obligations as of June 4, 2013 consists of various loans acquired upon franchise acquisitions.  These loans, which mature between May 2014 and November 2022, have balances which range from $0.1 million to $8.0 million and interest rates of 3.89% to 11.28%.  Many of the properties acquired from franchisees collateralize the loans outstanding.

During fiscal 2013 and 2012, we repurchased 4.1 million and 2.0 million shares of RTI common stock, respectively, at an aggregate cost of $30.3 million and $18.4 million, respectively.  As of June 4, 2013, the total number of shares authorized to be repurchased was 11.8 million.  We did not repurchase any shares of RTI common stock during fiscal 2011.  Additionally, there were no dividends paid during fiscal 2013, 2012, or 2011.

Significant Contractual Obligations and Commercial Commitments
Long-term financial obligations were as follows as of June 4, 2013 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Notes payable and other
long-term debt, including
current maturities (a)	$ 65,661	$ 8,372	$ 19,066	$ 22,640	$ 15,583
Senior unsecured notes (a)	235,000	–	–	–	235,000
Interest (b)	145,766	22,918	43,578	39,942	39,328
Operating leases (c)	391,809	47,966	84,484	71,023	188,336
Purchase obligations (d)	89,433	60,386	26,049	2,998	–
Pension obligations (e)	34,649	4,208	5,083	5,297	20,061
Total (f)	$ 962,318	$ 143,850	$ 178,260	$ 141,900	$ 498,308

(a)	See Note 8 to the Consolidated Financial Statements for more information on our debt.
(b)
Amounts represent contractual interest payments on our fixed-rate debt instruments.  Interest payments on our variable-rate notes payable with balances of $3.1 million, as of June 4, 2013 have been excluded from the amounts shown above, primarily because the balances outstanding can fluctuate monthly.  Additionally, the amounts shown above include interest payments on the Senior Notes at the current interest rate of 7.625%.

(c)
This amount includes operating leases totaling $1.0 million for which sublease income from franchisees or others is expected.  Certain of these leases obligate us to pay maintenance costs, utilities, real estate taxes, and insurance, which are excluded from the amounts shown above.  See Note 7 to the Consolidated Financial Statements for more information.

(d)	The amounts for purchase obligations include cash commitments under contract for food items and supplies, advertising, utility contracts, and other miscellaneous commitments.
(e)	See Note 10 to the Consolidated Financial Statements for more information.
(f)	This amount excludes $13.0 million of unrecognized tax benefits due to the uncertainty regarding the timing of future cash outflows associated with such obligations.

Commercial commitments were as follows as of June 4, 2013 (in thousands):

Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Letters of credit	$ 10,227	$ 10,227	$ –	$ –	$ –
Divestiture guarantees	7,089	876	1,869	1,732	2,612
Total	$ 17,316	$ 11,103	$ 1,869	$ 1,732	$ 2,612

At June 4, 2013, we had divestiture guarantees, which arose in fiscal 1996, when our shareholders approved the distribution of our family dining restaurant business (Morrison Fresh Cooking, Inc., “MFC”) and our health care food and nutrition services business (Morrison Health Care, Inc., “MHC”). Subsequent to that date Piccadilly Cafeterias, Inc. (“Piccadilly”) acquired MFC and Compass Group (“Compass”) acquired MHC. As agreed upon at the time of the distribution, we have been contingently liable for payments to MFC and MHC employees retiring under MFC’s and MHC’s versions of the Management Retirement Plan and the Executive Supplemental Pension Plan (the two non-qualified defined benefit plans) for the accrued benefits earned by those participants as of March 1996.

We estimated our divestiture guarantees at June 4, 2013 to be $6.4 million for employee benefit plans (all of which resides with MHC following Piccadilly’s bankruptcy in fiscal 2004).  We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

Off-Balance Sheet Arrangements
See Notes 7 and 14 to the Consolidated Financial Statements for information regarding our operating leases and prior year franchise partnership guarantees.

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

At June 4, 2013, we had 32 restaurants that had been open more than one year with rolling 12 month negative cash flows, of which 19 have been impaired to salvage value.  Of the 13 which remained, we reviewed the plans to improve cash flows at each of the restaurants and determined no impairment was necessary.  The remaining net book value of these 13 restaurants was $9.3 million at June 4, 2013.

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

As further discussed in Note 9 to the Consolidated Financial Statements, we tested the goodwill associated with our Lime Fresh concept during the fourth quarter of fiscal 2013.  The results of the first step indicated a potential goodwill impairment as the fair value of the Lime Fresh concept was less than its carrying value.  We determined the fair value of the Lime Fresh concept using the discounted cash flow method.  The results of the second step indicated that all goodwill recorded in connection with the Lime Fresh acquisition was impaired as the implied fair value of the goodwill was less than the carrying value by more than the amount recorded in our Consolidated Balance Sheet at the time of the testing.   Accordingly, during the fourth quarter of fiscal 2013 we recorded a charge of $9.0 million ($5.4 million, net of tax) representing the full value of our Lime Fresh concept goodwill.

As also discussed in Note 9 to the Consolidated Financial Statements, using an approach similar to that for goodwill, we tested the Lime Fresh trademark for impairment during the fourth quarter of fiscal 2013.  We determined that the Lime Fresh trademark was partially impaired and recorded a fiscal 2013 charge of $5.0 million accordingly.

Our normal timing for the annual testing of goodwill is as of the end of our third fiscal quarter.  As further discussed in Note 9 to the Consolidated Financial Statements, given our lowered stock price and the continuation of negative same-restaurant sales in fiscal 2012, we tested our Ruby Tuesday concept goodwill throughout the year and determined it to be fully impaired.  As a result, we recorded a charge of $16.9 million ($12.0 million, net of tax) during fiscal 2012, representing the full value of our Ruby Tuesday concept goodwill.

Income Tax Valuation Allowances and Tax Accruals
We record deferred tax assets for various items and a valuation allowance against those deferred tax assets when current available information raises doubt as to their ultimate realization.   Despite the existence of long carryforward periods for some of our largest deferred tax assets, such as unused employment tax credits and federal and/or state net operating losses, and a history of realizing our deferred tax assets by utilizing those credits and losses in subsequent or carryback years, a three-year cumulative pre-tax loss is an example of negative evidence that raises doubt as to the realization of the deferred tax assets.  To determine the appropriate amount of the valuation allowance, we schedule a year-by-year estimation of the reversal of existing taxable temporary differences in order to determine the availability of future taxable income which would allow for the realization of our existing deferred tax assets.   While we are able to incorporate tax planning strategies into our analysis, we do not factor projected future income until such time that the positive evidence supporting realization outweighs the negative evidence (most significantly, the three-year cumulative pre-tax loss).

We recorded a valuation allowance for deferred tax assets of $24.6 million and $2.4 million as of June 4, 2013 and June 5, 2012, respectively.  Included in income tax expense from continuing operations is the expense from the additional valuation allowance of $20.9 million, $0.9 million, and $1.5 million for fiscal 2013, 2012, and 2011, respectively.  Additionally, a valuation allowance expense of $1.3 million was included in income tax expense from discontinued operations in fiscal 2013.  Given that we recorded pre-tax income in fiscal 2011 and pre-tax losses in fiscal 2012 and 2013, we will likely not be able to reverse the significant valuation allowance recorded in fiscal 2013 in the near future.  Upon such time that we are able to reverse the deferred tax asset valuation allowance, income tax expense will be reduced, and net income will correspondingly be increased, by the amount we are able to reverse.

Segment Reporting
Operating segments are components of an entity that engage in business activities with discrete financial information available that is regularly reviewed by the CODM in order to assess performance and allocate resources.  Our CODM is the Company’s President and Chief Executive Officer.  As discussed further in Note 13 to the Consolidated Financial Statements, during the fourth quarter of fiscal 2013, we determined our Ruby Tuesday concept and Lime Fresh concept are reportable operating segments.

Discontinued Operations
As previously discussed in this MD&A, in an effort to focus primarily on the successful sales turnaround of our core Ruby Tuesday concept and secondly, to improve the financial performance of our Lime Fresh concept, on January 9, 2013, the Board of Directors of Ruby Tuesday, Inc. approved management’s plan to close all 13 Marlin & Ray’s restaurants as well as the Company’s one Wok Hay restaurant in the third quarter of fiscal 2013.  We closed these restaurants on January 9, 2013.  Additionally, on the same date we announced our intention to seek a buyer for our two Truffles restaurants.  No buyer suitable to our landlords was found and we consequently opted, on April 7, 2013, to close the restaurants instead.

As a result of these decisions and in accordance with GAAP, we have included the results of operations of the discontinued Marlin & Ray’s, Wok Hay, and Truffles concepts within discontinued operations for all periods presented in our Consolidated Statements of Operations and Comprehensive (Loss)/Income.

Share-Based Employee Compensation
Share-based compensation expense is estimated for equity awards at fair value at the grant date.  We determine the fair value of restricted stock awards based on the closing price of our common stock on the date prior to approval of the award by our Board of Directors.  The majority of our stock option awards outstanding as of June 4, 2013 were measured at their grant date fair value using the Black-Scholes option pricing model.  During fiscal 2013 we awarded performance-based stock options to our current CEO and estimated the grant date fair value using the Monte-Carlo simulation method.  Both the Black-Scholes option pricing model and the Monte-Carlo simulation method require various highly judgmental assumptions including the expected dividend yield, stock price volatility, and life of the award.  If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.  See Note 12 to the Consolidated Financial Statements for further discussion of share-based employee compensation.

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

We record the estimated future lease obligations on closed leased restaurants for which we have not sublet or settled the lease with the respective landlord as of a quarter end date.  Inherent in these estimates is an assumption on the time period we anticipate it will take to reach a settlement with our landlord or to execute on a sublease agreement.  We calculate the lease obligation as the present value of future minimum net lease or settlement payments using a discount rate that takes into account the remaining time period prior to the estimated date of resolution.  As further discussed in Note 9 to the Consolidated Financial Statements, our estimated lease obligations for closed restaurants as of June 4, 2013 and June 5, 2012 were $8.7 million and $6.8 million, respectively.

Revenue Recognition for Franchisees
We charge our franchisees various monthly fees that are calculated as a percentage of the respective franchise’s monthly sales.  Our Ruby Tuesday concept franchise agreements allow us to charge up to a 4.0% royalty fee, a 1.5% support service fee, a 1.5% marketing and purchasing fee, and an advertising fee of up to 3.0%.  We defer recognition of franchise fee revenue for any franchise with negative cash flows at times when the negative cash flows are deemed to be anything other than temporary.  We also do not recognize additional franchise fee revenue from franchisees with fees in excess of 60 days past due.

Unearned income for franchise fees was $0.2 million and negligible as of June 4, 2013 and June 5, 2012, respectively, which is included in Accrued liabilities – Rent and other in the Consolidated Balance Sheets.

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

Known Events, Uncertainties, and Trends

Financial Strategy and Stock Repurchase Plan
Our financial strategy is to utilize a prudent amount of debt, including operating leases, letters of credit, and any guarantees, to minimize the weighted average cost of capital while allowing financial flexibility. This financial flexibility has periodically allowed us to repurchase our common stock.  During the year ended June 4, 2013, we repurchased 4.1 million shares of our common stock at an aggregate cost of $30.3 million.  As of June 4, 2013, the total number of remaining shares authorized to be repurchased was 11.8 million.  To the extent not funded with cash on hand, cash from operating activities, or proceeds from stock option exercises, future repurchases, if any, may be funded by sale-leaseback transactions and borrowings on the Credit Facility.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Repurchases of Senior Notes and Mortgage Loan Payoffs
On August 10, 2012, we entered into an amendment of our Credit Facility which allows us to prepay up to $15.0 million of indebtedness in any fiscal year to various holders of the Senior Notes.  As discussed in Note 8 to the Consolidated Financial Statements, we repurchased $15.0 million of the Senior Notes during fiscal 2013 for $14.5 million plus $0.2 million of accrued interest.  We realized a $0.5 million gain on these transactions.  As of the date of this filing, we may repurchase an additional $4.0 million of the Senior Notes during the remainder of fiscal 2014.  Future repurchases of the Senior Notes, if any, will be funded with available cash on hand, additional sale-leaseback transactions, or borrowings on the Credit Facility.

As discussed in Note 18 to the Consolidated Financial Statements, we repurchased $11.0 million of the Senior Notes and prepaid and retired various mortgage loan obligations subsequent to June 4, 2013.

Sale-Leaseback Transactions
Over the last several fiscal quarters, we have been pursuing sale-leaseback transactions on a portion of our real estate in order to create financial flexibility.  Our sale-leaseback program, which was completed subsequent to the end of fiscal 2013, enabled us to raise approximately $82.5 million of gross proceeds through monetizing 37 restaurants during the entire program tenure, with $54.4 million of these proceeds being realized in fiscal 2013 through the monetization of 24 restaurants.  The sale-leaseback proceeds were utilized for general corporate purposes, including capital expenditures, debt reduction, and the repurchase of shares of our common stock.  We have no plans at this time to pursue any additional sale-leaseback transactions.

See Note 7 to the Consolidated Financial Statements for a discussion of sale-leaseback transactions which occurred during fiscal 2013 and 2012 and Note 18 to the Consolidated Financial Statements for a discussion of sale-leaseback transactions which occurred subsequent to June 4, 2013 but prior to the date of the filing of this Annual Report on Form 10-K.

Dividends
During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to our shareholders.  The payment of a dividend in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that dividends will be paid in the future.

Fiscal Year
Our fiscal year 2014 will contain 52 weeks and end on June 3, 2014.

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

Item 7A. Quantitative and Qualitative
Disclosure About Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices.  The interest rate charged on our Credit Facility can vary based on the interest rate option we choose to utilize.  Our Base Rate for borrowings is defined to be the higher of Bank of America’s prime lending rate, the Federal Funds Rate plus 0.5%, or an adjusted LIBO Rate plus 1.00%, plus an applicable margin ranging from 0.25% to 1.50%.  The applicable margin for our Eurodollar Borrowings ranges from 1.25% to 2.50%.  As of June 4, 2013, the total amount of outstanding debt subject to interest rate fluctuations was $3.1 million.  A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of an insignificant amount per year, assuming a consistent capital structure.

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

Item 8. Financial Statements and Supplementary Data

Ruby Tuesday, Inc. and Subsidiaries

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive (Loss)/Income
(In thousands, except per-share data)

	For the Fiscal Year Ended
	June 4,	June 5,	May 31,
	2013	2012	2011
Revenue:
Restaurant sales and operating revenue	$1,245,226	$1,306,025	$1,254,026
Franchise revenue	6,261	5,738	7,147
	1,251,487	1,311,763	1,261,173

Operating costs and expenses:
Cost of merchandise	341,512	375,573	364,280
Payroll and related costs	419,679	440,753	413,054
Other restaurant operating costs	259,014	262,573	253,776
Depreciation	59,122	64,144	62,597
Selling, general, and administrative, net	138,782	120,364	92,091
Closures and impairments, net	14,656	16,751	4,175
Goodwill and trademark impairments	14,058	16,919	–
Equity in losses of unconsolidated franchises	–	–	574
Interest expense, net	27,117	23,312	13,508
Gain on extinguishment of debt	(519)	–	–
	1,273,421	1,320,389	1,204,055

(Loss)/income from continuing operations before
income taxes	(21,934)	(8,626)	57,118
Provision/(benefit) for income taxes from continuing
operations	1,500	(12,152)	7,563
(Loss)/income from continuing operations	(23,434)	3,526	49,555

Loss from discontinued operations, net of tax	(15,979)	(3,714)	(2,677)
Net (loss)/income	$(39,413)	$(188)	$46,878

Other comprehensive income/(loss):
Pension liability reclassification, net of tax	3,312	(1,205)	125
Total comprehensive (loss)/income	$(36,101)	$(1,393)	$47,003

Basic (loss)/earnings per share:
(Loss)/income from continuing operations	$(0.38)	$0.06	$0.77
Loss from discontinued operations	(0.27)	(0.06)	(0.04)
Net (loss)/earnings per share	$(0.65)	$(0.00)	$0.73

Diluted (loss)/earnings per share:
(Loss)/income from continuing operations	$(0.38)	$0.06	$0.76
Loss from discontinued operations	(0.27)	(0.06)	(0.04)
Net (loss)/earnings per share	$(0.65)	$(0.00)	$0.72

Weighted average shares:
Basic	61,040	62,916	64,029
Diluted	61,040	63,508	64,948
The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per-share data)
	June 4, 2013	June 5, 2012
Assets:
Current assets:
Cash and cash equivalents	$52,907	$48,184
Accounts and notes receivable	4,834	4,700
Inventories:
Merchandise	21,779	19,918
China, silver and supplies	9,093	9,112
Income tax receivable	1,900	837
Deferred income taxes	7,296	27,134
Prepaid rent and other expenses	14,180	13,670
Assets held for sale	9,175	4,713
Total current assets	121,164	128,268

Property and equipment, net	859,830	966,605
Goodwill	–	7,989
Other assets	62,189	70,675
Total assets	$1,043,183	$1,173,537

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$14,964	$34,948
Accrued liabilities:
Taxes, other than income and payroll	11,311	14,475
Payroll and related costs	25,425	32,546
Insurance	9,095	7,433
Deferred revenue – gift cards	13,454	8,758
Rent and other	22,896	21,610
Current maturities of long-term debt, including capital leases	8,487	12,454
Total current liabilities	105,632	132,224

Long-term debt and capital leases, less current maturities	290,515	314,209
Deferred income taxes	5,753	37,567
Deferred escalating minimum rent	46,892	45,259
Other deferred liabilities	77,556	68,054
Total liabilities	526,348	597,313

Commitments and contingencies (Note 14)

Shareholders’ equity:
Common stock, $0.01 par value; (authorized: 100,000 shares;
issued: 2013 – 61,248 shares, 2012 – 64,038 shares)	612	640
Capital in excess of par value	67,596	90,856
Retained earnings	459,572	498,985
Deferred compensation liability payable in Company stock	1,094	1,008
Company stock held by Deferred Compensation Plan	(1,094)	(1,008)
Accumulated other comprehensive loss	(10,945)	(14,257)
	516,835	576,224
Total liabilities and shareholders' equity	$1,043,183	$1,173,537

The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(In thousands)
						Company Stock
						Held by the	Accumulated
	Common Stock		Capital In		Deferred	Deferred	Other	Total
	Issued		Excess of	Retained	Compensation	Compensation	Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Liability	Plan	Loss	Equity

Balance, June 1, 2010	64,492	$645	$98,337	$452,295	$2,036	$(2,036)	$(13,177)	$538,100
Net income				46,878				46,878
Pension and post-retirement
benefit plans, net of taxes
of $82							125	125
Shares issued pursuant to
compensation plans, net of
cancellations	606	6	1,897					1,903
Share-based compensation, net of
taxes of $3,156			4,707					4,707
Changes in Deferred
Compensation Plan					(480)	480		–
Balance, May 31, 2011	65,098	651	104,941	499,173	1,556	(1,556)	(13,052)	591,713
Net loss				(188)				(188)
Pension and post-retirement
benefit plans, net of taxes
of $793							(1,205)	(1,205)
Shares issued pursuant to
compensation plans, net of
cancellations	940	9	346					355
Share-based compensation, net of
taxes of $1,924			3,990					3,990
Stock repurchases	(2,000)	(20)	(18,421)					(18,441)
Changes in Deferred
Compensation Plan					(548)	548		–
Balance, June 5, 2012	64,038	640	90,856	498,985	1,008	(1,008)	(14,257)	576,224
Net loss				(39,413)				(39,413)
Pension and post-retirement
benefit plans, net of taxes
of $2,180							3,312	3,312
Shares issued pursuant to
compensation plans, net of
cancellations	1,292	13	4,077					4,090
Share-based compensation, net of
taxes of $1,581			2,900					2,900
Stock repurchases	(4,082)	(41)	(30,237)					(30,278)
Changes in Deferred
Compensation Plan					86	(86)		–
Balance, June 4, 2013	61,248	$612	$67,596	$459,572	$1,094	$(1,094)	$(10,945)	$516,835

The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)	For the Fiscal Year Ended
	June 4, 2013	June 5, 2012	May 31, 2011
Operating activities:
Net (loss)/income	$(39,413)	$(188)	$46,878
Adjustments to reconcile net (loss)/income to net
cash provided by operating activities:
Depreciation	60,018	65,297	62,878
Amortization of intangibles	3,287	2,314	1,477
Deferred income taxes	(15,771)	(20,207)	(1,486)
Loss on impairments, including disposition of assets	30,369	13,772	6,916
Goodwill and trademark impairments	14,058	16,919	–
Share-based compensation expense	4,481	5,914	7,863
Excess tax benefits from share-based compensation	(382)	(36)	(599)
Amortization of deferred gain on sale-leaseback transactions	(762)	(78)	–
Loss/(gain) on acquisitions, including settlement losses	–	614	(6,676)
Pension curtailment expense	2,481	–	–
Other	1,407	1,496	1,852
Changes in operating assets and liabilities:
Receivables	(311)	1,296	265
Inventories	(1,842)	5,524	(2,453)
Income taxes	(1,063)	2,240	(4,126)
Prepaid and other assets	(2,036)	(799)	(1,013)
Accounts payable, accrued and other liabilities	(18,567)	18,173	4,516
Net cash provided by operating activities	35,954	112,251	116,292

Investing activities:
Purchases of property and equipment	(37,117)	(37,966)	(26,684)
Acquisition of franchise and other entities	–	(24,084)	(4,257)
Proceeds from sale-leaseback transactions, net	51,765	21,150	–
Proceeds from disposal of assets	6,997	5,994	6,741
Insurance proceeds from property claims	–	1,548	–
Reductions in Deferred Compensation Plan assets	840	244	535
Other, net	(372)	(641)	(827)
Net cash provided/(used) by investing activities	22,113	(33,755)	(24,492)

Financing activities:
Proceeds from issuance of senior unsecured notes	–	246,340	–
Net payments on revolving credit facility	–	(177,000)	(67,900)
Principal payments on other long-term debt	(27,180)	(85,557)	(23,437)
Stock repurchases	(30,278)	(18,441)	–
Payments for debt issuance costs	(358)	(5,767)	(2,812)
Proceeds from exercise of stock options	4,090	355	1,903
Excess tax benefits from share-based compensation	382	36	599
Net cash used by financing activities	(53,344)	(40,034)	(91,647)

Increase in cash and cash equivalents	4,723	38,462	153
Cash and cash equivalents:
Beginning of year	48,184	9,722	9,569
End of year	$52,907	$48,184	$9,722

Supplemental disclosure of cash flow information-
Cash paid/(received) for:
Interest, net of amount capitalized	$24,771	$21,505	$12,442
Income taxes, net	$3,833	$3,053	$8,924
Significant non-cash investing and financing activities-
Retirement of fully depreciated assets	$46,793	$32,137	$15,830
Reclassification of properties to assets held for sale or receivables	$11,257	$8,806	$3,405
Assumption of debt and capital leases related to franchise
partnership acquisitions	$–	$–	$147,005
Liability for claim settlements and insurance receivables	$(218)	$(280)	$(2,332)
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

Description of Business and Principles of Consolidation
Ruby Tuesday, Inc. including its wholly-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”) develops, operates and franchises casual dining restaurants in the United States, Guam, and 11 foreign countries under the Ruby Tuesday® brand.  We also own and operate 18 Lime Fresh Mexican Grill® (“Lime Fresh”) fast casual restaurants.  At June 4, 2013, we owned and operated 706 Ruby Tuesday restaurants concentrated primarily in the Southeast, Northeast, Mid-Atlantic, and Midwest of the United States, which we consider to be our core markets.  As of our fiscal year end, there were 77 domestic and international franchise Ruby Tuesday restaurants located in 14 states primarily outside of our existing core markets (primarily the Western United States and portions of the Midwest) and in the Asia Pacific Region, Middle East, Guam, Canada, Iceland, Eastern Europe, the United Kingdom, and Central and South America.  Also at fiscal year end, there were five domestic franchise Lime Fresh restaurants located in Florida and one international franchise Lime Fresh restaurant in Chile.

RTI consolidates its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Equity Method Accounting
“Franchise partnerships” as used throughout the Notes to Consolidated Financial Statements refer to our previous domestic franchisees in which we owned 1% or 50% of the equity of each such franchisee.  As further discussed in Note 4 to the Consolidated Financial Statements, we acquired 11 of our franchise partnerships during fiscal 2011 and the two remaining franchise partnerships have ceased operations.  We applied the equity method of accounting to our 50%-owned franchise partnerships through the dates of acquisition.  Accordingly, we recognized our pro rata share of the earnings or losses of the franchise partnerships in the Consolidated Statements of Operations and Comprehensive (Loss)/Income when reported by those franchisees.  The cost method of accounting was applied to all 1%-owned franchise partnerships.

A further description of our franchise programs is provided in Note 2 to the Consolidated Financial Statements.

Fiscal Year
Our fiscal year ends on the first Tuesday following May 30 and, as a result, a 53rd week is added every five or six years.  The fiscal years ended June 4, 2013 and May 31, 2011 each contained 52 weeks.  Fiscal 2012 contained 53 weeks.  The first three quarters of fiscal 2012 each contained 13 weeks and the fourth quarter contained 14 weeks.  In fiscal 2012, the 53rd week added $22.9 million to restaurant sales and operating revenue and $0.03 to diluted earnings per share in our Consolidated Statement of Operations and Comprehensive (Loss)/Income.

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

We recognized gift card breakage income of $1.9 million, $1.8 million, and $1.5 million during fiscal 2013, 2012, and 2011, respectively.  This income is included as an offset to Other Restaurant Operating Costs in the Consolidated Statements of Operations and Comprehensive (Loss)/Income.

Franchise development and license fees received are recognized when we have substantially performed all material services and the restaurant has opened for business.  Franchise royalties (generally 4% to 5.25% of monthly sales) are recognized as franchise revenue on the accrual basis.  Advertising amounts received from domestic franchisees are considered by us to be reimbursements, recorded on an accrual basis when earned, and have been netted against selling, general, and administrative expenses in the Consolidated Statements of Operations and Comprehensive (Loss)/Income.

We charge our franchisees various monthly fees that are calculated as a percentage of the respective franchise’s monthly sales.  Our Ruby Tuesday concept franchise agreements allow us to charge up to a 4.0% royalty fee, a 1.5% support service fee, a 1.5% marketing and purchasing fee, and an advertising fee of up to 3.0%.  We defer recognition of franchise fee revenue for any franchise with negative cash flows at times when the negative cash flows are deemed to be anything other than temporary and the franchise has either borrowed directly from us or, historically, in regards to the franchise partnerships, through a facility for which we provided a guarantee.

We also do not recognize franchise fee revenue from franchises with fees in excess of 60 days past due.  Accordingly, we have deferred recognition of a portion of franchise revenue from certain franchises.  Unearned income for franchise fees was $0.2 million and negligible as of June 4, 2013 and June 5, 2012, respectively, which is included in Accrued liabilities – Rent and other in the Consolidated Balance Sheets.

Pre-Opening Expenses
Salaries, personnel training costs, pre-opening rent, and other expenses of opening new facilities are charged to expense as incurred.

Share-Based Employee Compensation Plans
We recognize share-based payment transactions, including grants of employee stock options and restricted stock, as compensation expense based on the fair value of the equity award on the grant date.  This compensation expense is recognized over the service period on a straight-line basis for all awards except those awarded to retirement-eligible individuals, which are recognized on the grant date at their estimated fair value.  We classify share-based compensation expense consistent with the other compensation expense for the recipient in Selling, general, and administrative, net in our Consolidated Statements of Operations and Comprehensive (Loss)/Income.  See Note 12 to the Consolidated Financial Statements for further discussion regarding our share-based employee compensation plans.

Marketing Costs
Except for television and radio advertising production costs which we expense when the advertisement is first shown, we expense marketing costs as incurred.  Marketing expenses, net of franchise reimbursements, which are included in Selling, general, and administrative expense in the Consolidated Statements of Operations and Comprehensive (Loss)/Income, totaled $71.4 million, $47.2 million, and $27.4 million for fiscal 2013, 2012, and 2011, respectively.

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

See Note 9 to the Consolidated Financial Statements for a further discussion regarding our closures and impairments, including the impairments of goodwill and other long-lived assets.

Income Taxes
Our deferred income taxes are determined utilizing the asset and liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  If, after consideration of all available positive and negative evidence, current available information raises doubt as to the realization of the deferred tax assets, the need for a valuation allowance is addressed.  A valuation allowance for deferred tax assets may be required if the amount of taxes recoverable through loss carry-back declines, if we project lower levels of future taxable income, or if we have recently experienced pretax losses.  Such a valuation allowance would be established through a charge to income tax expense which would adversely affect our reported operating results.  The judgments and estimates utilized when establishing a deferred tax asset valuation allowance are reviewed on a periodic basis as regulatory and business factors change.

The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  We recognize interest and penalties accrued related to unrecognized tax benefits as components of our income tax expense.

We recognize in our consolidated financial statements the benefit of a position taken or expected to be taken in a tax return when it is more likely than not (i.e. a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.  Changes in judgment that result in subsequent recognition, derecognition or change in a measurement date of a tax position taken in a prior annual period (including any related interest and penalties) are recognized as a discrete item in the interim period in which the change occurs.

See Note 11 to the Consolidated Financial Statements for a further discussion of our income taxes.

(Loss)/Earnings Per Share
Basic (loss)/earnings per share is computed by dividing net (loss)/income by the weighted average number of common shares outstanding during each period presented.  Diluted (loss)/earnings per share gives effect to stock options and restricted stock outstanding during the applicable periods.  The following table reflects the calculation of weighted-average common and dilutive potential common shares outstanding as presented in the accompanying Consolidated Statements of Operations and Comprehensive (Loss)/Income (in thousands, except per-share data):

	2013	2012	2011
(Loss)/income from continuing operations	$(23,434)	$3,526	$49,555
Loss from discontinued operations	(15,979)	(3,714)	(2,677)
Net (loss)/income	$(39,413)	$(188)	$46,878

Weighted-average common shares outstanding	61,040	62,916	64,029
Dilutive effect of stock options and restricted stock	–	592	919
Weighted average common and dilutive potential
common shares outstanding	61,040	63,508	64,948

(Loss)/earnings per share – Basic
(Loss)/income from continuing operations	$(0.38)	$0.06	$0.77
Loss from discontinued operations	(0.27)	(0.06)	(0.04)
Net (loss)/earnings per share	$(0.65)	$(0.00)	$0.73

(Loss)/earnings per share – Diluted
(Loss)/income from continuing operations	$(0.38)	$0.06	$0.76
Loss from discontinued operations	(0.27)	(0.06)	(0.04)
Net (loss)/earnings per share	$(0.65)	$(0.00)	$0.72

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

	2013	2012	2011
Stock options	2,161*	2,229	2,517
Restricted shares	1,492*	819	421
Total	3,653*	3,048	2,938
*Due to a loss from continuing operations for the year ended June 4, 2013, all then outstanding share-based awards were excluded from the computation of diluted loss per share.

Comprehensive (Loss)/ Income
Comprehensive (loss)/income includes net income adjusted for certain revenue, expenses, gains and losses that are excluded from net income in accordance with U.S. GAAP, such as pension adjustments.  Comprehensive (loss)/income is shown as a separate component in the Consolidated Statements of Operations and Comprehensive (Loss)/Income.

Cash and Cash Equivalents
Our cash management program provides for the investment of excess cash balances in short-term money market instruments.  These money market instruments are stated at cost, which approximates market value.  We consider amounts receivable from credit card companies and marketable securities with a maturity of three months or less when purchased to be cash equivalents.

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

Goodwill and Other Intangible Assets
Goodwill represents the excess of costs over the fair market value of assets of businesses acquired.  During fiscal 2013, 2012, and 2011, we recorded $1.0 million, $9.3 million, and $15.6 million, respectively, of goodwill associated with certain acquisitions as further discussed in Note 4 to the Consolidated Financial Statements.

As discussed further in Note 9 to the Consolidated Financial Statements, we determined during fiscal 2013 that our Lime Fresh concept, and during fiscal 2012 that our Ruby Tuesday concept, goodwill was impaired.  Accordingly, we recorded charges of $9.0 million ($5.4 million, net of tax) in fiscal 2013 and $16.9 million ($12.0 million, net of tax) in fiscal 2012.  We perform tests for impairment annually, or more frequently if events or circumstances indicate it might be impaired.  Impairment tests for goodwill include comparing the fair value of the respective reporting unit with its carrying value, including goodwill.  We use a variety of methodologies in conducting these impairment assessments, including cash flow analyses that are consistent with the assumptions we believe hypothetical marketplace participants would use, estimates of sales proceeds and other measures, such as fair market price of our common stock, as evidenced by closing trading price.  Where applicable, we use an appropriate discount rate that is commensurate with the risk inherent in the projected cash flows.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at May 31, 2011	$15,571
Adjustments to fiscal year 2011
purchase price allocations	1,348
Acquisition	7,989
Impairment	(16,919)
Balance at June 5, 2012	$7,989
Adjustments to fiscal year 2012
purchase price allocation	1,033
Impairment	(9,022)
Balance at June 4, 2013	$–

Other intangible assets consist of reacquired franchise rights, favorable lease valuations, and trademarks.  The reacquired franchise rights were acquired as part of certain franchise acquisitions.  The favorable lease valuations resulted from the terms of acquired franchise operating lease contracts being favorable relative to market terms of comparable leases on the acquisition date.  See Note 4 to the Consolidated Financial Statements for more information on the purchase price allocation applied to the Lime Fresh acquisition in fiscal 2012 and the Ruby Tuesday franchise partnership acquisitions in fiscal 2011.

Amortization expense of other intangible assets for fiscal 2013, 2012, and 2011 totaled $3.3 million, $2.3 million, and $1.5 million, respectively.  We amortize acquired and reacquired franchise rights on a straight-line basis over the remaining term of the franchise operating agreements.  The weighted average amortization period of acquired and reacquired franchise rights is 7.3 and 8.4 years, respectively.  We amortize favorable lease valuations as a component of rent expense on a straight-line basis over the remaining lives of the leases.  The weighted average amortization period of the favorable lease valuations is 25.8 years.  We amortize trademarks on a straight-line basis over the life of the trademarks, typically 10 years.  Amortization expense for intangible assets for each of the next five years is expected to be $2.6 million in fiscal 2014, $2.4 million in fiscal 2015, $2.1 million in fiscal 2016, $1.7 million in fiscal 2017, and $1.4 million in fiscal 2018.  Rent expense resulting from amortization of favorable lease valuations, net of rent income resulting from amortization of unfavorable lease valuations, is expected to be insignificant for each of the next five years.

Other intangible assets which are included in Other assets, net in the Consolidated Balance Sheets consist of the following (in thousands):

	2013		2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Reacquired franchise rights	$ 14,723	$ 6,847	$ 14,825	$ 4,961
Trademarks	6,025	854	11,961	847
Acquired franchise agreements	1,500	248	2,460	39
Favorable lease valuations *	2,205	255	2,205	168
Other	100	22	150	4
	$ 24,553	$8,226	$ 31,601	$ 6,019

* As of June 4, 2013 and June 5, 2012, we also had $1.0 million and $1.3 million, respectively, of unfavorable lease valuation liabilities which resulted from the terms of acquired franchise operating lease contracts being unfavorable relative to market terms of comparable leases on the acquisition date.  In addition, as of June 4, 2013 and June 5, 2012, we had a liability for both periods of $0.2 million which resulted from the terms of a Lime Fresh license agreement being unfavorable relative to market terms of a comparable license agreement.  The majority of these liabilities are included within Other deferred liabilities in our Consolidated Balance Sheets.  See Note 4 to the Consolidated Financial Statements for more information on the favorable and unfavorable lease valuations from our acquisition of Lime Fresh in fiscal 2012 and acquisitions of Ruby Tuesday franchise partnerships during fiscal 2011.

Deferred Escalating Minimum Rent
Certain of our operating leases contain predetermined fixed escalations of the minimum rentals during the term of the lease, which includes option periods where failure to exercise such options would result in an economic penalty.  For these leases, we recognize the related rental expense on a straight-line basis over the life of the lease, beginning with the point at which we obtain control and possession of the leased properties, and record the difference between the amounts charged to operations and amounts paid as deferred escalating minimum rent.  Any lease incentives received are deferred and subsequently amortized on a straight-line basis over the life of the lease as a reduction to rent expense.

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

See Note 15 to the Consolidated Financial Statements for a further discussion of our financial instruments.

Segment Reporting
Operating segments are components of an entity that engage in business activities with discrete financial information available that is regularly reviewed by the chief operating decision maker (“CODM”) in order to assess performance and allocate resources.  Our CODM is the Company’s President and Chief Executive Officer.  As discussed further in Note 13 to the Consolidated Financial Statements, during the fourth quarter of fiscal 2013, we determined our Ruby Tuesday concept and Lime Fresh concept are reportable operating segments.

Immaterial Reclassifications and Corrections of Prior Period Consolidated Statements of Operations and Comprehensive (Loss)/Income
As shown in the tables below, certain balances in the prior fiscal years have been reclassified to conform to the presentation in the current fiscal year.  As discussed further in Notes 3 and 9 to the Consolidated Financial Statements, on January 9, 2013 we closed all of our Marlin & Ray’s and Wok Hay restaurants.  On April 7, 2013, we closed our two Truffles restaurants.  Consequently, we have classified the results of operations for those concepts as discontinued operations for all periods presented.

Further, we made the following other reclassifications and/or corrections to our Consolidated Statements of Operations and Comprehensive (Loss)/Income for the fiscal years ended June 5, 2012 and May 31, 2011 (in thousands):

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

•	reclassified certain expenses not directly related to restaurant operations from Other restaurant operating costs to Selling, general and administrative, net; and

•	corrected amortization expense of debt issuance costs and fees relating to our revolving credit facility from Other restaurant operating costs to Interest expense, net.

	As presented - Fiscal year ended June 5, 2012	Reclassifications for Discontinued Operations	Other Reclassifications and Corrections	As adjusted - Fiscal year ended June 5, 2012
Restaurant sales and operating revenue	$ 1,320,098	$ (14,015)	$ (58)	$ 1,306,025
Cost of merchandise	380,520	(4,947)	–	375,573
Payroll and related costs	455,087	(6,642)	(7,692)	440,753
Other restaurant operating costs	270,132	(4,074)	(3,485)	262,573
Depreciation	65,297	(1,153)	–	64,144
Selling, general and administrative, net	114,534	(1,597)	7,427	120,364
Closures and impairments, net	18,665	(1,914)	–	16,751
Interest expense, net	19,620	–	3,692	23,312
Loss from continuing operations
before income taxes	(14,938)	6,312	–	(8,626)
Benefit for income taxes from
continuing operations	(14,750)	2,598	–	(12,152)
Loss from discontinued operations, net
of tax	–	(3,714)	–	(3,714)
Net loss	(188)	–	–	(188)
	As presented - Fiscal year ended May 31, 2011	Reclassifications for Discontinued Operations	Other Reclassifications and Corrections	As adjusted - Fiscal year ended May 31, 2011
Restaurant sales and operating revenue	$ 1,258,015	$ (3,989)	$ –	$ 1,254,026
Cost of merchandise	365,653	(1,373)	–	364,280
Payroll and related costs	422,230	(2,146)	(7,030)	413,054
Other restaurant operating costs	256,632	(1,588)	(1,268)	253,776
Depreciation	62,878	(281)	–	62,597
Selling, general and administrative, net	85,971	(1,023)	7,143	92,091
Closures and impairments, net	6,249	(2,074)	–	4,175
Interest expense, net	12,353	–	1,155	13,508
Income from continuing operations
before income taxes	52,622	4,496	–	57,118
Provision for income taxes	5,744	1,819	–	7,563
Loss from discontinued operations, net
of tax	–	(2,677)	–	(2,677)
Net income	46,878	–	–	46,878

We made these reclassifications required by GAAP for discontinued operations in addition to the other reclassifications and corrections as we believe that reporting these amounts as shown above will more accurately reflect the nature of the expenses in our Consolidated Statements of Operations and Comprehensive (Loss)/Income and are necessary to conform to the current period presentation and GAAP.  We have determined the reclassifications and corrections made to the prior period Consolidated Statements of Operations and Comprehensive (Loss)/Income in previous filings to be immaterial.

2.  Franchise Programs

As of June 4, 2013, our franchise programs included arrangements with 26 domestic and international Ruby Tuesday concept franchisees and five domestic Lime Fresh franchisees.  At the end of fiscal 2013, our franchisees collectively operated 77 Ruby Tuesday and six Lime Fresh restaurants.  We do not own any equity interest in our existing franchisees.  As discussed further in Note 4 to the Consolidated Financial Statements, during fiscal 2011 we acquired the remaining 99% and 50% membership interests of 11 franchise partnerships and acquired an additional Ruby Tuesday restaurant from a twelfth franchise partnership.

We enter into development agreements with our franchisees that require them to open varying numbers of Ruby Tuesday or Lime Fresh restaurants.  As of June 4, 2013, six of our 26 Ruby Tuesday concept franchisees had agreements to develop new franchised Ruby Tuesday restaurants.  None of our five Lime Fresh concept domestic franchisees had an agreement to develop new Lime Fresh restaurants as of June 4, 2013.  During fiscal 2013, 2012, and 2011, our Ruby Tuesday franchisees opened two, six, and eight restaurants, respectively, pursuant to development agreements, as follows:

	Ruby Tuesday				Lime Fresh
Fiscal Year	Franchise Partnerships	Other Domestic	International	Total
2013	–	–	2	2	2*
2012	–	2	4	6	4*
2011	1	4	3**	8	–

*As discussed further in Note 4 to the Consolidated Financial Statements, on April 11, 2012 we acquired the royalty stream from four open, and one not yet open, Lime Fresh franchise restaurants.  This restaurant opened in fiscal 2013.  Additionally, one of the Lime Fresh franchise restaurant openings during fiscal 2013 was opened in Chile by an international franchisee.
** Includes one Wok Hay opening.

In conjunction with these openings, we recognized development and licensing fee income totaling $0.2 million, $0.2 million, and $0.4 million in fiscal 2013, 2012, and 2011, respectively.

Deferred development and licensing fees associated with all franchisees totaled $0.8 million at both June 4, 2013 and June 5, 2012.  We will recognize these fees as income when we have substantially performed all material services and the restaurant has opened for business.

As part of the franchise partnership program, we sponsored and served as partial guarantor for certain credit facilities to assist franchise partnerships with new restaurant development, working capital, and operational cash flow requirements.  During fiscal 2011, we recorded an expense of $6.7 million associated with the payment of guarantees to lenders for certain debt for two of our franchise partnerships, both of which have closed or sold their restaurants during the prior year.  See Note 14 to the Consolidated Financial Statements for more information on these guarantee payments.

3.  Discontinued Operations

In an effort to focus primarily on the successful sales turnaround of our core Ruby Tuesday concept and secondly, to improve the financial performance of our Lime Fresh concept, on January 9, 2013, the Board of Directors of Ruby Tuesday, Inc. approved management’s plan to close all 13 Marlin & Ray’s restaurants as well as the Company’s one Wok Hay restaurant in the third quarter of fiscal 2013.  We closed these restaurants on January 9, 2013.  Additionally, on the same date we announced our intention to seek a buyer for our two Truffles restaurants.  No buyer suitable to our landlords was found and we consequently opted, on April 7, 2013, to close the restaurants instead.  As a result of these decisions, pre-tax charges of $21.7 million were recognized for asset impairments, lease reserves, and other closing costs within closures and impairments expense from discontinued operations for the fiscal year ended June 4, 2013.

We have classified the results of operations of our Company-owned Marlin & Ray’s, Wok Hay, and Truffles concepts as discontinued operations for all periods presented.  The results of operations of our discontinued operations are as follows (in thousands):

	June 4, 2013	June 5, 2012	May 31, 2011

Restaurant sales and operating revenue	$11,884	$14,015	$3,989
Loss before income taxes	$(24,498)	$(6,312)	$(4,496)
Benefit for income taxes	(8,519)	(2,598)	(1,819)
Loss from discontinued operations	$(15,979)	$(3,714)	$(2,677)

As of June 4, 2013 and June 5, 2012, we had $2.8 million and $24.8 million, respectively, of assets associated with the closed concept restaurants, which are included in Property and equipment, net in our Consolidated Balance Sheets.  Additionally, included within Assets held for sale in our June 4, 2013 Consolidated Balance Sheet are $4.2 million of assets associated with the closed concept restaurants.  See Note 9 to the Consolidated Financial Statements for a discussion of closed restaurant lease reserves as of June 4, 2013 and June 5, 2012 associated with the closed concept restaurants.

4.  Business and License Acquisitions

Fiscal 2012 transactions
On April 11, 2012, we completed the acquisition of Lime Fresh, including the assets of seven Lime Fresh concept restaurants, the royalty stream from five Lime Fresh concept franchised restaurants (one of which was not yet open), and the Lime Fresh brand’s intellectual property for $24.1 million.  Lime Fresh is a fast casual Mexican concept that then operated several restaurants primarily in the vicinity of Miami, Florida.  The Lime Fresh concept menu features items such as homemade tortilla chips, customizable nachos, flautas, salads, soups, fajitas, quesadillas, tacos, burritos, and salsa and guacamole.

Our Consolidated Financial Statements reflect the results of operations of these acquired restaurants subsequent to the date of acquisition.

The purchase price of the Lime Fresh acquisition during fiscal 2012 was allocated based on fair value estimates as follows (in thousands):

	As Previously Reported	Fiscal 2013 Adjustments	As Adjusted
Trademarks	$ 11,100	$ –	$ 11,100
Goodwill	7,989	1,033	9,022
Acquired franchise rights	2,460	(960)	1,500
Property and equipment	2,405	–	2,405
Deferred income taxes	19	(13)	6
Other, net	(923)	(60)	(983)
Net impact on Consolidated Balance Sheet	23,050	–	23,050

Write-off of previous license agreement	1,034	–	1,034
Net impact on Consolidated Statements of
Operations and Comprehensive (Loss)/Income	1,034	–	1,034
Aggregate cash purchase price	$ 24,084	$ –	$ 24,084

For the year ended June 5, 2012, a $1.0 million loss on the write-off of a previous license agreement, representing the balance remaining from the September 13, 2010 licensing agreement with LMFG International, LLC, was included in Other restaurant operating costs in our Consolidated Statements of Operations and Comprehensive (Loss)/Income.  Further discussion regarding this agreement is presented later within this footnote.

We recorded $9.0 million of goodwill due to the purchase price exceeding the estimated fair value of the net assets acquired.  As further discussed in Note 9 to the Consolidated Financial Statements, we determined during the fourth quarter of fiscal 2013 that the goodwill associated with our acquisition of Lime Fresh was fully impaired and recorded a charge of $9.0 million ($5.4 million, net of tax) during the current year.

We amortize the acquired trademarks over a ten year period.  As further discussed in Note 9 to the Consolidated Financial Statements, we determined during the fourth quarter of fiscal 2013 that the Lime Fresh trademark was impaired and recorded a charge of $5.0 million during the current year.  We amortize the acquired franchise rights associated with this acquisition on a straight-line basis over the remaining term of the franchise operating agreements, which are approximately five to nine years from the date of acquisition.

The revenues and operating results from April 11, 2012, the date of acquisition, through June 5, 2012 for the seven Lime Fresh restaurants acquired in fiscal 2012 were not material to our consolidated financial statements.

Fiscal 2011 transactions
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

Our Consolidated Financial Statements reflect the results of operations of these acquired restaurants subsequent to the dates of acquisition.

The purchase prices of acquisitions during fiscal 2011 have been allocated based on fair value estimates as follows (in thousands):
		Fiscal 2012
	As Previously Reported	Adjustments	As Adjusted
Property and equipment	$137,075	$–	$137,075
Goodwill	15,571	1,348	16,919
Reacquired franchise rights	10,242	–	10,242
Other intangible assets, net of liabilities of $1,288	735	–	735
Deferred income taxes	380	(928)	(548)
Long-term debt and capital leases	(147,005)	–	(147,005)
Other net liabilities	(4,536)	–	(4,536)
Notes receivable	(1,529)	–	(1,529)
Net impact on Consolidated Balance Sheet	10,933	420	11,353

Gain on settlement of preexisting contracts, net	(4,906)	–	(4,906)
Gain on acquisitions	(1,770)	(420)	(2,190)
Net impact on Consolidated Statements of Operations
and Comprehensive (Loss)/Income	(6,676)	(420)	(7,096)
Aggregate cash purchase prices	$4,257	$–	$4,257

The RT Long Island, RT St. Louis, and RT KCMO acquisitions were considered bargain purchases as the purchase prices were less than the values assigned to the assets and liabilities acquired.  For the year ended May 31, 2011, a preliminary bargain purchase gain of $1.8 million, as well as a $4.9 million gain on settlement of preexisting contracts, was included in Other restaurant operating costs in our Consolidated Statements of Operations and Comprehensive (Loss)/Income.  The preliminary estimate of the gain on acquisitions was adjusted in the third quarter of fiscal 2012 as additional information was received.

We recorded $16.9 million of goodwill due to the purchase price exceeding the estimated fair value of the net assets acquired in certain of the acquisitions.  As discussed further in Note 9 to the Consolidated Financial Statements, we concluded during fiscal 2012 that our goodwill associated with the Ruby Tuesday concept was fully impaired and recorded a charge of $16.9 million ($12.0 million, net of tax).

We amortize the $10.2 million of reacquired franchise rights associated with these acquisitions on a straight-line basis over the remaining term of the franchise operating agreements, which are approximately two to 12 years from the dates of acquisition.

Other intangible assets, net of liabilities consist of assets and liabilities resulting from the terms of acquired operating lease contracts being favorable or unfavorable relative to market terms of comparable leases on the acquisition date.  These assets and liabilities totaled $2.0 million and $1.3 million, respectively, at the time of acquisition and are being amortized as a component of rent expense over the remaining lives of the leases, which are approximately one to 33 years.

The table below shows operating results from the dates of acquisition (which occurred between August 4, 2010 and May 4, 2011) for the years ended June 4, 2013, June 5, 2012, and May 31, 2011 for the 109 restaurants that were acquired from franchisees in fiscal 2011 (in thousands):

	(Unaudited)
	June 4, 2013	June 5, 2012	May 31, 2011

Total revenue	$164,760	$173,949	$76,068

Cost of merchandise	45,090	49,913	22,349
Payroll and related costs	58,000	61,807	25,535
Other restaurant operating costs	36,086	36,941	16,499
Depreciation	7,896	8,409	3,432
Selling, general, and administrative, net	15,735	12,557	4,431
Closures and impairments, net	448	1,328	35
	163,255	170,955	72,281
Income before income taxes	$1,505	$2,994	$3,787

The following table presents supplemental pro forma information as if the acquisition of 106 restaurants from franchise partnerships had occurred on June 2, 2010 for the year ended May 31, 2011 (in thousands, except per-share data):

(Unaudited)
May 31, 2011

Total revenue	$1,375,469
Net income	$45,928
Basic earnings per share	$0.72
Diluted earnings per share	$0.71

The unaudited pro forma consolidated results were prepared using the acquisition method of accounting and are based on the historical financial information of RTI and the franchises, reflecting in fiscal 2011 RTI and franchise results of operations.  The historical financial information has been adjusted to give effect to the pro forma events that are:  (1) directly attributable to the acquisitions, (2) factually supportable and (3) expected to have a continuing impact on the combined results.   The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisitions on June 2, 2010.  In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings or otherwise improved profits associated with the acquisitions.  The unaudited pro forma consolidated results for the year ended May 31, 2011 reflect primarily the following pro forma pre-tax adjustments:

•	Elimination of the franchises’ historical intangible asset amortization expense ($0.2 million).

•	Elimination of RTI’s franchise revenue ($0.5 million).

•	Elimination of RTI’s support service fee income and marketing reimbursements ($2.1 million).

•	Elimination of RTI’s equity in losses of unconsolidated franchises ($0.6 million).

•	Elimination of RTI’s bad debt expense relating to notes receivable and lines of credit due from the acquired franchises ($0.2 million).

•	Additional amortization expense ($0.8 million) related to reacquired franchise rights.

•	Additional depreciation expense ($0.6 million) related to the fair value adjustments to property and equipment acquired.

•	Reduced interest expense ($0.8 million) related to the fair value adjustments of acquired franchise debt.

•
Elimination of $0.2 million of costs incurred, which are directly attributable to the acquisitions, and which do not have a continuing impact on the combined company’s operating results.  Included in these costs are advisory and legal costs incurred by RTI.

All of the above adjustments were adjusted for the applicable tax impact, which for the above would be the statutory tax rate of 39.7%.  In addition, the pro forma net income and earnings per share amounts presented above reflect our estimates of the franchises’ FICA Tip and Work Opportunity Tax Credits for the portions of the fiscal year prior to the dates of acquisition.  These credits were $0.7 million for the year ended May 31, 2011.

License Acquisitions and Related Party Transactions

On September 13, 2010, we entered into a licensing agreement with LFMG International, LLC which allowed us to operate multiple restaurants under the Lime Fresh concept.  Under the terms of the agreement, we paid an initial development fee of $1.0 million and paid a license agreement fee of $5,000 for each Lime Fresh restaurant we opened.  In addition, we paid a royalty fee of 2.0%, and an advertising fee of 1.0%, of gross sales of any Lime Fresh restaurant that we opened.  The license agreement terminated when we acquired certain assets of LFMG International, LLC as discussed above.  We opened four Lime Fresh restaurants during fiscal 2012 under the terms of the license agreement prior to the acquisition on April 11, 2012.  As previously discussed, we wrote off the $1.0 million balance remaining on this license agreement upon completion of the acquisition in fiscal 2012.

On June 7, 2012 we entered into two marketing agreements with 50 Eggs Branding Company, LLC (“50 Eggs”).  John Kunkel, the CEO of 50 Eggs, previously was the CEO of LFMG International, LLC, and is a current Lime Fresh franchisee.  Under the terms of the first agreement, 50 Eggs provided marketing services for our Lime Fresh concept for a monthly fee of $52,500 plus out of pocket expenses.  Under the terms of the second agreement, 50 Eggs provided marketing services for our Marlin & Ray’s concept for a monthly fee of $26,250 plus out of pocket expenses.  We cancelled both agreements during fiscal 2012.  Included within Selling, general, and administrative, net in our Consolidated Statements of Operations and Comprehensive (Loss)/Income for the year ended June 4, 2013, are payments we made to 50 Eggs in connection with these agreements of $0.8 million.  Additionally, during the year ended June 5, 2012, we made payments to 50 Eggs including $30,000 for marketing services and $26,139 for training consulting for our Lime Fresh concept.

On July 22, 2010, following the approval of the Audit Committee of our Board of Directors, we entered into a licensing agreement with Gourmet Market, Inc. which is owned by our former Chief Executive Officer’s brother, Price Beall.  The licensing agreement allowed us to operate multiple restaurants under the Truffles name.  Truffles is an upscale café concept that currently operates several restaurants in the vicinity of Hilton Head Island, South Carolina.  The Truffles concept offers a diverse menu featuring soups, salads, sandwiches, a signature chicken pot pie, house-breaded fried shrimp, pasta, ribs, steaks, and a variety of desserts.

Under the terms of the agreement, we paid a licensing fee to Gourmet Market, Inc. of 2.0% of gross sales of the Truffles we opened.  Additionally, we paid Gourmet Market, Inc. a monthly fee two years for consulting services to be provided by Price Beall to assist us in developing and opening Truffles restaurants under the terms of the licensing agreement.  During the first 12 months of the agreement we paid $20,833 per month for such services.  During the second 12 months of the agreement we paid $10,417 per month.  The consulting services agreement expired during the first quarter of fiscal 2013.  As discussed further in Notes 3 and 9 to the Consolidated Financial Statements, we closed our two Truffles restaurants during the fourth quarter of fiscal 2013.  We will not open any further Truffles concept restaurants under the terms of the licensing agreement.  During fiscal 2013, 2012, and 2011, we paid Gourmet Market, Inc. $80,361, $197,623, and $226,041, respectively, under the terms of the agreement.

5.  Accounts and Notes Receivable

Accounts and notes receivable – current consist of the following (in thousands):

	2013	2012

Rebates receivable	$874	$923
Amounts due from franchisees	917	770
Other receivables	3,043	3,007
	$4,834	$4,700

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

As of June 4, 2013 and June 5, 2012, Other receivables consisted primarily of amounts due for third-party gift card sales ($1.8 million and $1.3 million, respectively), amounts due from landlords ($0.5 million and $0.4 million, respectively), and amounts due from our distributor ($0.4 million and $0.9 million, respectively).

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

6.  Inventories

Our merchandise inventory was $21.8 million and $19.9 million as of June 4, 2013 and June 5, 2012, respectively.  In order to ensure adequate supply and competitive pricing, we purchase lobster and crab in advance of our needs and store it in third-party facilities prior to our distributor taking possession of the inventory.  The increase in merchandise inventory from the end of the prior fiscal year is due primarily to advance purchases of lobster in part to ensure adequate supply.

7.  Property, Equipment, Assets Held for Sale, Operating Leases, and Sale-Leaseback Transactions

Property and equipment, net, is comprised of the following (in thousands):

	2013	2012
Land	$222,385	$244,498
Buildings	448,681	494,537
Improvements	402,371	421,143
Restaurant equipment	260,576	276,576
Other equipment	91,351	95,400
Construction in progress and other*	23,080	26,473
	1,448,444	1,558,627
Less accumulated depreciation	588,614	592,022
	$859,830	$966,605

* Included in Construction in progress and other as of June 4, 2013 and June 5, 2012 are $14.8 million and $21.8 million, respectively, of assets held for sale that are not classified as such in the Consolidated Balance Sheets as we do not expect to sell these assets within the next 12 months.  These assets primarily consist of parcels of land upon which we have no intention to build restaurants.

Included within the current assets section of our Consolidated Balance Sheets at June 4, 2013 and June 5, 2012 are amounts classified as assets held for sale totaling $9.2 million and $4.7 million, respectively.  Assets held for sale primarily consist of parcels of land upon which we have no intention to build restaurants, land and buildings of closed restaurants, and various liquor licenses.  In addition to operating restaurants sold and leased back, as discussed below, during fiscal 2013, 2012, and 2011 we sold surplus properties with carrying values of $6.4 million, $5.3 million, and $6.5 million, respectively, at net gains of $0.6 million, $0.8 million, and $0.1 million, respectively.  Cash proceeds, net of broker fees, from these sales totaled $7.0 million, $6.0 million, and $6.6 million, respectively.

Approximately 55% of our 724 restaurants are located on leased properties.  Of these, approximately 66% are land leases only; the other 34% are for both land and building.  The initial terms of these leases expire at various dates over the next 23 years. These leases may also contain required increases in minimum rent at varying times during the lease term and have options to extend the terms of the leases at a rate that is included in the original lease agreement. Most of our leases require the payment of additional (contingent) rent that is based upon a percentage of restaurant sales above agreed upon sales levels for the year. These sales levels vary for each restaurant and are established in the lease agreements.  We recognize contingent rental expense (in annual as well as interim periods) prior to the achievement of the specified target that triggers the contingent rental expense, provided that achievement of that target is considered probable.

During the years ended June 4, 2013 and June 5, 2012, we completed sale-leaseback transactions of the land and building for 24 and 10 Company-owned Ruby Tuesday concept restaurants, respectively, for gross cash proceeds of $54.4 million and $22.2 million, respectively, exclusive of transaction costs of approximately $2.6 million and $1.1 million, respectively.  Equipment was not included.  The carrying value of the properties sold was $41.4 million and $16.5 million, respectively.  The leases have been classified as operating leases and have initial terms of 15 years, with renewal options of up to 20 years.  Net proceeds from the sale-leaseback transactions were used for general corporate purposes, including the repurchase of shares of our common stock, and debt payments.

We realized gains during fiscal 2013 and 2012 on these transactions of $10.4 million and $4.6 million, respectively, which have been deferred and are being recognized on a straight-line basis over the initial terms of the leases.  The current portion of the deferred gains on all sale-leaseback transactions to date was $1.0 million and $0.3 million as of June 4, 2013 and June 5, 2012, respectively, and is included in Accrued liabilities – Rent and other in our Consolidated Balance Sheets.  The long-term portion of the deferred gains on all sale-leaseback transactions to date was $13.2 million and $4.2 million as of June 4, 2013 and June 5, 2012, respectively, and is included in Other deferred liabilities in our Consolidated Balance Sheets.  Amortization of the deferred gains of $0.8 million and $0.1 million is included within Other restaurant operating costs in our Consolidated Statements of Operations and Comprehensive (Loss)/Income for the fiscal years ended June 4, 2013 and June 5, 2012, respectively.

The following is a schedule by year of future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 4, 2013 (in thousands):

2014	$47,966
2015	44,211
2016	40,273
2017	36,940
2018	34,083
Subsequent years	188,336
Total minimum lease payments	$391,809

The following schedule shows the future minimum sub-lease payments contractually due from franchisees and others for the next five years and thereafter under noncancelable sub-lease agreements (in thousands):

	Franchisees	Others	Total
2014	$ 201	$ 125	$ 326
2015	117	125	242
2016	94	73	167
2017	93	–	93
2018	93	–	93
Subsequent years	78	–	78
Total minimum sub-lease payments	$ 676	$ 323	$ 999

The following table summarizes our minimum and contingent rent expense and our sublease rental income under our operating leases (in thousands):

	2013	2012	2011
Included within continuing operations
Minimum rent	$51,398	$47,808	$43,432
Contingent rent	472	467	741
	51,870	48,275	44,173
Sublease rental income	(357)	(416)	(1,217)
	$51,513	$47,859	$42,956

Included within discontinued operations	$546	$967	$409

The amounts shown for fiscal 2013, 2012, and 2011 above exclude rent expense/(income) of $2.0 million, $3.4 million, and $(0.4) million, respectively, relating to lease reserves established for closed restaurants or dead sites, which is included with Closures and impairments expense in our Consolidated Statements of Operations and Comprehensive (Loss)/Income.

8.  Long-Term Debt and Capital Leases

Long-term debt and capital lease obligations consist of the following (in thousands):

	2013	2012
Senior unsecured notes	$235,000	$250,000
Unamortized discount	(3,083)	(3,646)
Senior unsecured notes less unamortized discount	231,917	246,354
Revolving credit facility	–	–
Mortgage loan obligations	66,883	80,076
Capital lease obligations	202	233
	299,002	326,663
Less current maturities	8,487	12,454
	$290,515	$314,209

Estimated annual maturities of long-term debt and capital lease obligations at June 4, 2013 are as follows (in thousands):

2014	$8,487
2015	8,027
2016	10,896
2017	15,748
2018	6,200
Subsequent years	249,644
	$299,002	*

*As further discussed in Note 18 to the Consolidated Financial Statements, we prepaid and retired $9.9 million of our mortgage loan obligations and repurchased $11.0 million of the senior unsecured notes subsequent to June 4, 2013.

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

Interest on the Senior Notes is calculated at 7.625% per annum, payable semiannually on each May 15 and November 15, commencing November 15, 2012, to holders of record on the May 1 or November 1 immediately preceding the interest payment date.  Accrued interest on the Senior Notes and our other long-term debt and capital lease obligations is included in Accrued liabilities – Rent and other in our Consolidated Balance Sheets.  The Senior Notes mature on May 15, 2020.

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

In connection with the issuance of the Senior Notes, we agreed to register with the SEC notes having substantially identical terms as the Senior Notes, as part of an offer to exchange freely tradable exchange notes for the Senior Notes.  The exchange offer was consummated on May 3, 2013.

On August 10, 2012, we entered into the third amendment to our five-year revolving credit agreement (the “Credit Facility” discussed below) which, among other things, allows us to repurchase up to $15.0 million of the Senior Notes in any fiscal year.  During fiscal 2013, we repurchased $15.0 million of the Senior Notes for $14.5 million plus $0.2 million of accrued interest.  We realized a gain of $0.5 million on these transactions.  The balance on the Senior Notes was $235.0 million at June 4, 2013 as a result of these repurchases.

On December 1, 2010, we entered into the Credit Facility, under which we could borrow up to $320.0 million with the option to increase our capacity by $50.0 million to $370.0 million.  On May 14, 2012, we entered into the second amendment to our Credit Facility to, among other things, reduce the maximum aggregate revolving commitment to $200.0 million, secure the Credit Facility with a lien over the equity interests of certain subsidiaries, modify certain financial covenants and ratios and permit the issuance of the Senior Notes.

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

A commitment fee for the account of each lender at a rate ranging from 0.30% to 0.45% (depending on our Total Debt to EBITDAR ratio) on the daily amount of the unused revolving commitment of such lender is payable on the last day of each calendar quarter and on the termination date of the Credit Facility.  On the first day after the end of each calendar quarter until the termination date of the Credit Facility, we are required to pay a letter of credit fee for the account of each lender with respect to such lender’s participation in each letter of credit.  The letter of credit fee accrues at the applicable margin for Eurodollar Loans then in effect on the average daily amount of such lender’s letter of credit exposure (excluding any portion attributable to unreimbursed letter of credit disbursements) attributable to such letter of credit during the period from and including the date of issuance of such letter of credit to but excluding the date on which such letter of credit expires or is drawn in full.  Besides the commitment fee and the letter of credit fee, we are also required to pay a fronting fee on the daily amount of the letter of credit exposure (excluding any portion attributable to unreimbursed letter of credit disbursements) on the tenth day after the end of each calendar quarter until the termination date of the Credit Facility.  We must also pay standard fees with respect to issuance, amendment, renewal or extension of any letter of credit or processing of drawings thereunder.

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

Under the terms of the Credit Facility, we had no borrowings outstanding at either June 4, 2013 or June 5, 2012.  After consideration of letters of credit outstanding, we had $189.8 million available under the Credit Facility as of June 4, 2013.

The Credit Facility contains a number of customary affirmative and negative covenants that, among others, limit or restrict our ability to incur liens, engage in mergers or other fundamental changes, make acquisitions, investments, loans and advances, pay dividends or other distributions, sell or otherwise dispose of certain assets, engage in certain transactions with affiliates, enter into burdensome agreements or certain hedging agreements, amend organizational documents, change accounting practices, incur additional indebtedness and prepay other indebtedness.  In addition, under the Credit Facility, we are required to comply with financial covenants relating to the maintenance of a maximum leverage ratio and a minimum fixed charge coverage ratio and we were in compliance with these financial covenants as of June 4, 2013.  The terms of the Credit Facility require us to maintain a maximum leverage ratio of no more than 4.5 to 1.0 through the fiscal quarter ended June 4, 2013 and 4.25 to 1.0 thereafter and a minimum fixed charge coverage ratio of 1.75 to 1.0 through and including the fiscal quarter ending June 3, 2014 and 1.85 to 1.0 thereafter.

The Credit Facility terminates on December 1, 2015.  Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Facility and any ancillary loan documents.

Our $66.9 million in mortgage loan obligations as of June 4, 2013 consists of various loans acquired upon franchise acquisitions.  These loans, which mature between May 2014 and November 2022, have balances which range from $0.1 million to $8.0 million and interest rates of 3.89% to 11.28%.  Many of the properties acquired from franchisees collateralize the loans outstanding.

We capitalized interest expense related to restaurant conversions of certain of our Ruby Tuesday concept restaurants and new restaurant openings of our Lime Fresh concept restaurants totaling $0.1 million in both fiscal 2013 and 2012, respectively.  We capitalized an insignificant amount of interest expense during fiscal 2011.

9.  Closures and Impairments Expense, Including Goodwill and Trademark Impairments

As discussed further in Note 3 to the Consolidated Financial Statements, on January 9, 2013, the Board of Directors of Ruby Tuesday, Inc. approved management’s plan to close all 13 Marlin & Ray’s restaurants, the Company’s one Wok Hay restaurant, and two of the Company-owned Lime Fresh restaurants in the third quarter of fiscal 2013.  The two Lime Fresh restaurants had been opened by the Company within the prior twelve months and were not among those purchased in April 2012.  We closed these restaurants on January 9, 2013 and subsequently closed two more relatively new Lime Fresh restaurants prior to the end of fiscal 2013.  Additionally, we announced on the same date our intention to seek a buyer for our two Truffles restaurants.  No buyer suitable to our landlords was found and we consequently opted, on April 7, 2013, to close the restaurants instead.  Predominantly as a result of these decisions, pre-tax charges of $21.7 million were recognized for asset impairments, lease reserves, and other closing costs within Loss from discontinued operations, net of tax for the fiscal year ended June 4, 2013.

Closures and impairments, net include the following (in thousands):

	2013	2012	2011
Closures and impairments from continuing operations:
Property impairments	$11,325	$12,240	$4,077
Closed restaurant lease reserves	2,844	3,516	(367)
Other closing expense	1,152	1,673	418
(Gain)/loss on sale of surplus properties	(665)	(678)	47
Closures and impairments, net	$14,656	$16,751	$4,175

Closures and impairments from discontinued operations	$21,674	$1,914	$2,074

Included in the amounts shown above from continuing operations for fiscal 2013 are $4.3 million of impairment and lease charges relating to the closing of four Lime Fresh concept restaurants and $3.6 million of impairment charges for four underperforming Lime Fresh open restaurants.  Included in the amounts shown above from continuing operations for fiscal 2012 are property impairments of $9.7 million resulting from management’s decision to close approximately 25 to 27 Ruby Tuesday concept restaurants.

A rollforward of our future lease obligations associated with closed properties is as follows (in thousands):

	Lease Obligations
	Continuing Operations	Discontinued Concepts	Total
Balance at May 31, 2011	$2,626	$34	$2,660
Closing expense including rent and other lease charges	3,516	325	3,841
Payments	(1,474)	(131)	(1,605)
Transfer of deferred escalating minimum rent balance	1,699	356	2,055
Other adjustments	(140)	2	(138)
Balance at June 5, 2012	6,227	586	6,813
Closing expense including rent and other lease charges	2,844	1,404	4,248
Payments	(3,818)	(808)	(4,626)
Transfer of deferred escalating minimum rent balance	699	1,128	1,827
Other adjustments	465	–	465
Balance at June 4, 2013	$6,417	$2,310	$8,727

For fiscal 2014 and beyond, our focus will be on obtaining settlements on as many of these leases as is possible and these settlements could be higher or lower than the amounts recorded.  The actual amount of any cash payments made by the Company for lease contract termination costs will be dependent upon ongoing negotiations with the landlords of the leased restaurant properties.

Included within closing expense in the table above are $0.2 million in charges we recorded during fiscal 2013 associated with lease obligations on a restaurant subleased to RT Midwest that has closed.  As of June 4, 2013, we continue to remain a sublease guarantor for three of RT Midwest’s operating restaurants, which have remaining lease terms extending through April 2019.  As of June 4, 2013, cash rents of $0.7 million are required under the terms of the subleases.  Should RT Midwest decide to close any of these restaurants we may incur further lease obligations associated with these subleases.

Goodwill represents the excess of costs over the fair market value of assets of businesses acquired.  We recorded goodwill with the acquisition of certain franchise partnerships during fiscal 2011 and the acquisition of Lime Fresh during fiscal 2012.  We perform tests for impairments annually, or more frequently when events or circumstances indicate it might be impaired.

Impairment tests for goodwill require a two-step process and are performed after testing of all other assets is complete.  Under the first step, the estimation of fair value of the reporting unit is compared with its carrying value, including goodwill.  If the first step indicates a potential impairment, the second step is performed to measure the amount of impairment, if any.  Goodwill impairment exists when the implied fair value of goodwill is less than its carrying value.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation.

As we acquired Lime Fresh during the fourth quarter of fiscal 2012, we tested the goodwill associated with our Lime Fresh concept during the fourth quarter of fiscal 2013 using the two-step method as discussed above.  The results of the first step indicated a potential goodwill impairment as the fair value of the Lime Fresh concept was less than its carrying value.  We determined the fair value of the Lime Fresh concept using the discounted cash flow method.  The results of the second step indicated that all of the goodwill recorded in connection with the Lime Fresh acquisition was impaired.  Accordingly, during the fourth quarter of fiscal 2013 we recorded a charge of $9.0 million ($5.4 million, net of tax) representing the full value of our Lime Fresh concept goodwill.

Our normal timing for the annual testing of the Ruby Tuesday concept goodwill is as of the end of our third fiscal quarter.  In fiscal 2012, given our lowered stock price and the continuation of negative same-restaurant sales, we tested our Ruby Tuesday concept goodwill throughout the year and determined, in the fourth fiscal quarter, it to be fully impaired.  As a result, we recorded a charge of $16.9 million ($12.0 million, net of tax) in fiscal 2012, representing the full value of our Ruby Tuesday concept goodwill.

In addition to the Lime Fresh goodwill impairment and the charges recorded in connection with the closing of four Lime Fresh concept restaurants during our third and fourth quarters of fiscal 2013, we recorded a $3.6 million impairment charge for four underperforming Lime Fresh concept restaurants, which opened between May and November 2012, and a $5.0 million impairment charge for the Lime Fresh trademark.

10.  Employee Post-Employment Benefits

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

Minimum funding for the Retirement Plan is determined in accordance with the guidelines set forth in employee benefit and tax laws.  From time to time we may contribute additional amounts as we deem appropriate.  We estimate that we will be required to make a contribution of $0.6 million to the Retirement Plan in fiscal 2014.

The Retirement Plan’s assets are held in a trust and were allocated as follows on June 4, 2013 and June 5, 2012, the measurement dates:

	Target Allocation	2013 Allocation	2012 Allocation
Equity securities	60-80%	71%	67%
Fixed income securities	20-40%	27%	31%
Cash and cash equivalents	0%	2%	2%

Total	100%	100%	100%

Retirement Plan fiduciaries set investment policies and strategies for the Retirement Plan’s trust.  The primary investment objectives are to maximize total return within a prudent level of risk, focus on a 3-5 year time horizon, fully diversify investment holdings, and meet the long-term return target selected as an actuarial assumption (currently 7.3%).  The Retirement Plan’s fiduciaries oversee the investment allocation process, which includes selecting investment managers, commissioning periodic asset-liability studies, setting long-term strategic targets, and monitoring asset allocations.  Target allocation ranges are guidelines, not limitations, and occasionally the Retirement Plan’s fiduciaries will approve allocations above or below a target range.

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

The fair values of assets held by the Retirement Plan by asset category are as follows (in thousands):

	Fair Value Measurements
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$138	$–	$138	$–
Equity securities
U.S.-based companies	4,216	4,216	–	–
International-based companies	431	431	–	–
Fixed income securities	1,721	1,721	–	–
Total	$6,506	$6,368	$138	$–

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

On November 30, 2012, Samuel E. Beall, III, our former Chief Executive Officer (“CEO”), stepped down from management and the Board of Directors.  Because he was entitled to receive his entire pension payment in a lump-sum six months following his retirement and he had stated as of June 5, 2012 his intention to step down from management and the Board of Directors once the Company named a successor, we classified an amount representing that pension payment ($8.1 million) into Accrued liabilities – Payroll and related costs in our June 5, 2012 Consolidated Balance Sheet.  Mr. Beall was paid the lump-sum pension payment on June 4, 2013.  Additionally, during the fourth quarter of fiscal 2013, we recorded a pre-tax curtailment expense of $2.5 million representing the recognition of a pro rata portion (calculated as the percentage reduction in the projected benefit obligation due to Mr. Beall’s lump-sum pension payment on June 4, 2013) of the unrecognized loss recorded within accumulated other comprehensive loss.

Although considered to be unfunded, we own whole-life insurance contracts in order to provide a source of funding for benefits due under the terms of the Executive Supplemental Pension Plan and the Management Retirement Plan.  Benefits payable under these two plans are paid from a rabbi trust which holds the insurance contracts.  We will on occasion contribute additional amounts into the rabbi trust in the event of a liquidity shortfall.  We currently project that benefit payments from the rabbi trust for these two plans will approximate $3.2 million in fiscal 2014.

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

The following tables detail the components of net periodic benefit cost and the amounts recognized in our Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the "Pension Plans") and the Postretirement Medical and Life Benefits plans (in thousands):

	Pension Benefits
	2013	2012	2011

Service cost	$460	$545	$517
Interest cost	2,100	2,346	2,290
Expected return on plan assets	(409)	(514)	(392)
Amortization of prior service cost (a)	106	262	327
Recognized actuarial loss	2,259	1,738	1,593
Curtailment expense	2,481	–	–
Net periodic benefit cost	$6,997	$4,377	$4,335

	Postretirement Medical and Life Benefits
	2013	2012	2011

Service cost	$11	$10	$9
Interest cost	60	71	75
Amortization of prior service cost (a)	(56)	(55)	(60)
Recognized actuarial loss	214	136	112
Net periodic benefit cost	$229	$162	$136

(a) Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

The following table details changes in the amounts recognized in accumulated other comprehensive (loss)/income in our 2013 and 2012 Consolidated Financial Statements for the Pension Plans and the Postretirement Medical and Life Benefits plans (in thousands):

Pension Benefits	Postretirement Medical and Life Benefits
	2013	2012	2013	2012
Prior service cost	$0	$0	$0	$0
Net actuarial (gain)/loss	(915)	3,767	426	313
Amortization of prior service cost	(106)	(262)	56	55
Amortization of actuarial gain	(4,740)	(1,738)	(214)	(136)
Total recognized in accumulated
other comprehensive income	$(5,761)	$1,767	$268	$232

Total recognized in net periodic
benefit cost and accumulated
other comprehensive income	$1,236	$6,144	$497	$394

The change in benefit obligation and plan assets and reconciliation of funded status is as follows (in thousands):

Pension Benefits	Postretirement Medical and Life Benefits
	2013	2012	2013	2012
Change in benefit obligation:
Beginning projected benefit obligation	$48,592	$45,636	$1,614	$1,406
Service cost	460	545	11	10
Interest cost	2,100	2,346	60	71
Plan participant contributions	–	–	90	102
Actuarial loss	(358)	2,783	426	313
Benefits paid	(10,486)	(2,718)	(305)	(288)
Benefit obligation at end of year	$40,308	$48,592	$1,896	$1,614

Change in plan assets:
Beginning fair value of plan assets	$5,758	$6,677	$–	$–
Actual return on plan assets	966	(470)	––	–
Employer contributions	10,268	2,269	215	186
Plan participant contributions	–	–	90	102
Benefits paid	(10,486)	(2,718)	(305)	(288)
Fair value of plan assets at
end of year	$6,506	$5,758	$–	$–

Funded status at end of year	$(33,802)*	$(42,834)*	$(1,896)	$(1,614)

Amounts recognized in the Consolidated Balance Sheets:
Accrued liabilities – payroll and related
costs	$(3,206)	$(10,481)	$(163)	$(136)
Other deferred liabilities	(30,596)	(32,353)	(1,733)	(1,478)
Net amount recognized at year-end	$(33,802)	$(42,834)	$(1,896)	$(1,614)

Amounts recognized in accumulated other comprehensive (loss)/income:
Prior service (cost) credit	$(2)	$(108)	$46	$102
Net actuarial loss	(16,416)	(22,070)	(1,776)	(1,564)
Total amount recognized	$(16,418)	$(22,178)	$(1,730)	$(1,462)

*
The funded status reflected above includes the liabilities attributable to all of the Pension Plans but only the assets of the Retirement Plan as the other plans are not considered funded for ERISA purposes. To provide a source for the payment of benefits under the Executive Supplemental Pension Plan and the Management Retirement Plan, we own whole-life insurance contracts on some of the participants. The cash value of these policies was $29.2 million and $27.3 million at June 4, 2013 and June 5, 2012, respectively.  In addition, we held in trust $0.4 million and $0.5 million of cash and cash equivalents as of June 4, 2013 and June 5, 2012, respectively, relating to these policies.  We maintain a rabbi trust to hold the policies and death benefits as they are received.

The estimated prior service cost for the Pension Plans and the Postretirement Medical and Life Benefits plans that will be amortized from accumulated other comprehensive income into net periodic pension cost in fiscal 2014 is insignificant.  The estimated net loss for the Pension Plans and the Postretirement Medical and Life Benefits plans that will be amortized from accumulated other comprehensive income into net periodic pension cost in fiscal 2014 is $1.7 million and $0.2 million, respectively.

Additional measurement date information for the pension plans which have benefit obligations in excess of plan assets (in thousands):

	Pension Benefits		Postretirement Medical and Life Benefits
	June 4, 2013	June 5, 2012	June 4, 2013	June 5, 2012
Projected benefit obligation	$40,308	$48,592	$1,896	$1,614
Accumulated benefit
obligation	39,515	47,435	1,896	1,614
Fair value of plan assets	6,506	5,758	–	–

The weighted-average assumptions used to determine the net periodic benefit cost for fiscal years are set forth below:

	Pension Benefits
	2013	2012	2011
Discount rate	4.5%	5.3%	5.5%
Expected return on plan assets	7.3%	8.0%	7.0%
Rate of compensation increase	2.0%	2.0%	2.0%

	Postretirement Medical and Life Benefits
	2013	2012	2011
Discount rate	3.9%	5.3%	5.5%
Rate of compensation increase	2.0%	2.0%	2.0%

Our estimated long-term rate of return on plan assets represents the weighted-average of expected future returns on the asset categories included in our target investment allocation based primarily on the historical returns for each asset category, adjusted for an assessment of current market conditions.

The weighted average assumptions used to determine benefit obligations at the measurement dates are set forth below:

	Pension Benefits
	2013	2012
Discount rate	4.5%	4.5%
Rate of compensation increase	2.0%	2.0%
	Postretirement Medical and Life Benefits
	2013	2012
Discount rate	3.7%	3.9%
Rate of compensation increase	2.0%	2.0%

We currently are assuming a gross medical trend rate of 7.5% for fiscal 2014.  We expect this rate to decrease approximately 0.5% per year from fiscal 2014 to fiscal 2016 and approximately 0.25% each fiscal year thereafter for an ultimate trend rate of 5.0% in fiscal 2022.  A change in this rate of 1.0% would have an impact of approximately $0.1 million on our net periodic postretirement benefit expense and no significant effect or our accrued postretirement benefits liability.

The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are set forth below (in thousands):

	Pension Benefits	Postretirement Medical and Life Benefits
2014	$4,045	$163
2015	2,393	167
2016	2,339	184
2017	2,501	176
2018	2,423	197
2019-2023	19,298	763

Expected benefits are estimated based on the same assumptions used to measure our benefit obligation on our measurement date of June 4, 2013 and, where applicable, include benefits attributable to estimated further employee service.

Defined Contribution Plans
We sponsor two defined contribution plans for active employees, as summarized below.

Salary Deferral Plan
RTI offers certain employees a 401(k) plan called the Ruby Tuesday, Inc. Salary Deferral Plan (“401(k) Plan”). We make matching contributions to the 401(k) Plan based on each eligible employee's pre-tax contribution and years of service.  We match in cash each fiscal quarter a specified percentage of the participating employee's first 6% of pre-tax contribution based on achievement of a same-restaurant sales performance factor.  Company matches do not vest until the employees have worked three years for us.  Fiscal 2011 401(k) Plan expenses were $0.3 million.  Given that the Company did not achieve the 2013 or 2012 same-restaurant sales performance factor in order for there to be an employer match, we had no expense related to the 401(k) Plan for either fiscal 2013 or 2012.

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

Like the Predecessor Plan, the Deferred Compensation Plan is an unfunded, non-qualified deferred compensation plan for eligible employees.  The provisions of the Deferred Compensation Plan are similar to those of the 401(k) Plan.  Fiscal 2011 expenses under the Deferred Compensation Plan were insignificant.  We had no expenses under the Deferred Compensation Plan for fiscal 2013 or 2012.  Assets earmarked to pay benefits under the Deferred Compensation Plan are held by a rabbi trust.  Assets and liabilities of a rabbi trust must be accounted for as if they are Company assets or liabilities, therefore, all earnings and expenses are recorded in our consolidated financial statements.  The Deferred Compensation Plan’s assets and liabilities approximated $9.8 million and $9.0 million as of June 4, 2013 and June 5, 2012, respectively.  Of these amounts, $0.7 million and $0.6 million was included in Prepaid and other expenses and Accrued liabilities – Payroll and related costs, and $8.0 million and $7.4 million was included in Other assets, net and Other deferred liabilities in the June 4, 2013 and June 5, 2012 Consolidated Balance Sheets, respectively.  The investment in RTI common stock and the related liability payable in RTI common stock, which totaled $1.1 million and $1.0 million as of June 4, 2013 and June 5, 2012, respectively, is reflected in Shareholders’ Equity in the Consolidated Balance Sheets.

Executive Retirements
On November 30, 2012, Sandy E. Beall, III, our founder and former President, Chief Executive Officer, and Chairman of the Board of Directors stepped down from management and the Board of Directors.  In connection with a transition agreement between the Company and Mr. Beall, the material terms of which were finalized as of June 5, 2012, we accrued $2.2 million of severance during the fourth quarter of fiscal 2012.  Mr. Beall’s severance was paid during the third quarter of fiscal 2013.  As previously mentioned, on June 4, 2013, Mr. Beall received a lump sum payment of $8.1 million, representing the full amount due to him under the Executive Supplemental Pension Plan, six-months following his retirement.

During the fourth quarter of fiscal 2012, each of our then Chief Financial Officer and Chief Technology Officer separated employment with the Company.  During fiscal 2012, we recorded severance expense of $1.7 million in connection with separation agreements for these executives, which represents obligations pursuant to the Ruby Tuesday, Inc. Severance Pay Plan of two times base salary for both executives.  In addition, we also recorded during fiscal 2012 additional share-based compensation of $0.4 million for these executives due to the accelerated vesting or modification of certain share-based awards in connection with their separation from the Company.

11.  Income Taxes

Income tax (benefit)/expense for fiscal 2013, 2012, and 2011 was allocated as follows (in thousands):

	2013	2012	2011
Provision/(benefit) for income taxes from
continuing operations	$1,500	$(12,152)	$7,563
Benefit for income taxes from
discontinued operations	(8,519)	(2,598)	(1,819)
Total (benefit)/provision for income taxes	$(7,019)	$(14,750)	$5,744

Income tax expense/(benefit) from continuing operations includes the following components (in thousands):

	2013	2012	2011
Current:
Federal	$8,966	$3,169	$6,022
State	1,200	3,321	1,687
Foreign	163	155	132
	10,329	6,645	7,841
Deferred:
Federal	(8,397)	(17,402)	(1,200)
State	(432)	(1,395)	922
	(8,829)	(18,797)	(278)
	$1,500	$(12,152)	$7,563

Deferred tax assets and liabilities are comprised of the following (in thousands):

	2013	2012
Deferred tax assets:
General business credits carryforward	$31,063	$21,675
Employee benefits	22,485	27,510
Escalating minimum rents	19,055	18,438
Goodwill	12,004	7,012
State net operating losses	8,394	7,672
Insurance reserves	5,777	6,500
Deferred gain on sale-leaseback transactions	5,232	1,685
Closed restaurant lease reserves	3,464	2,704
Other	16,705	9,095
Gross deferred tax assets	124,179	102,291
Deferred tax asset valuation allowances	(24,566)	(2,392)
Net deferred tax assets	99,613	99,899

Deferred tax liabilities:
Depreciable property and equipment	(87,542)	(99,901)
Other	(10,528)	(10,431)
Total deferred tax liabilities	(98,070)	(110,332)

Net deferred tax asset/(liability)	$1,543	$(10,433)
Reported in Consolidated Balance Sheets as:
Deferred income taxes – current asset	$7,296	$27,134
Deferred income taxes – noncurrent liability	(5,753)	(37,567)
	$1,543	$(10,433)

The above deferred tax assets and liabilities include the income tax effect of temporary differences between financial reporting and tax reporting.  Temporary differences represent the cumulative taxable or deductible amounts recorded in the consolidated financial statements in different years than recognized in the tax returns.  General business credits carryforward and state net operating losses may be used to offset future taxable income, and their benefit is reflected in the deferred tax assets.  Other deferred tax assets, such as employee benefits, escalating minimum rents, and certain others listed, become deductible in the tax return upon payment or funding in qualified trusts.  The depreciable property and equipment temporary difference represents generally tax depreciation in excess of financial statement depreciation.

We regularly evaluate the need for a valuation allowance for deferred tax assets by assessing whether it is more likely than not that we will realize the deferred tax assets in the future.  A valuation allowance assessment is performed each reporting period, with any additions or adjustments reflected in earnings in the period of assessment.  In assessing the need for a valuation allowance, we have considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets for each jurisdiction.

Through the third quarter of fiscal 2013, we had concluded that objective and subjective positive evidence outweighed negative evidence, and concluded it was more likely than not to realize all of our federal and most of our state deferred tax assets, except for loss carryforwards in certain states that have had cumulative losses due to our state tax planning strategies and/or relatively short carryforward periods and annual limits on how much loss carryforward can be used to offset future taxable income.   As of June 4, 2013, we recorded a valuation allowance following the conclusion that the negative evidence outweighed the positive evidence.  This conclusion was reached primarily as a result of changes in our rolling three-year historical operating losses, as recent decisions by our new senior management team to discontinue certain concepts and slow down the growth of our Lime Fresh concept led to impairment and other losses and caused our three-year cumulative pre-tax income as of the third quarter end to swing to a three-year cumulative pre-tax loss as of the fourth quarter end.

In accordance with the applicable accounting standards, we are unable to use future income projections to support the realization of our deferred tax assets as a consequence of the above conclusion.   Instead, in determining the appropriate amount of the valuation allowance, we considered the timing of future reversal of our taxable temporary differences and available tax strategies that, if implemented, would result in the realization of deferred tax assets.  With one small exception considered for fiscal 2020, none of the tax strategies we included would be required prior to fiscal 2029.

We increased our valuation allowance to $24.6 million as of June 4, 2013.  Of the $22.2 million expensed in fiscal 2013, $20.9 million was attributed to our loss from continuing operations.    Fiscal 2012 and 2011 included expenses for increases in deferred tax asset valuation allowances of $0.9 million and $1.5 million, respectively, all of which related to state net operating losses and was attributable to continuing operations.

As of June 4, 2013, we had state net operating loss carryforwards of approximately $176.1 million which expire at varying times between fiscal 2014 and 2033.  The above accounting has no effect on our ability to use our state operating loss carryforwards or general business carryforward credits, which don’t begin to expire for nineteen years, into the future to reduce cash tax payments.

A reconciliation from the statutory federal income tax (benefit)/expense to the reported income tax expense/(benefit) from continuing operations is as follows (in thousands):

	2013	2012	2011

Statutory federal income taxes	$(7,677)	$(3,019)	$19,991
State income taxes, net of federal income tax benefit	(1,484)	(1,639)	428
FICA tip credit	(8,189)	(8,192)	(8,237)
Work opportunity tax credit	(1,366)	(2,150)	(2,623)
Other federal tax credits	(155)	(384)	(197)
Increase in valuation allowance	20,885	866	1,478
Other, net	(514)	2,366	(3,277)
	$1,500	$(12,152)	$7,563

We had a liability for unrecognized tax benefits, exclusive of accrued interest and penalties, of $13.0 million at June 4, 2013, $3.5 million of which, if recognized, would impact our effective tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2013 and 2012 follows (in thousands):

	2013	2012
Beginning of year	$6,424	$5,171
Additions for tax positions related to the current year	4,594	901
Additions for tax positions of prior years	4,468	2,079
Reductions for tax positions of prior years	(1,856)	(764)
Reductions for settlements with taxing authorities	(408)	(110)
Reductions due to statute settlements	(206)	(853)
End of year	$13,016	$6,424

The liability for unrecognized tax benefits as of June 4, 2013 includes $1.1 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations and negotiations with tax authorities.

As discussed in Note 1 to the Consolidated Financial Statements, our policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes.  Interest is computed on the difference between our uncertain tax benefit positions and the amount deducted or expected to be deducted in our tax returns.  At June 4, 2013, we had $0.9 million of accrued interest and penalties related to unrecognized tax benefits.

During 2013, accrued interest and penalties decreased by $0.1 million, an insignificant amount of which affected the 2013 effective tax rate.  If we were to prevail on all uncertain tax positions, the reversal of this accrual would also be a benefit to our effective tax rate.  At June 4, 2013, total liabilities of $13.9 million, including the above-mentioned $0.9 million for the payment of accrued interest and penalties, are included in Accrued liabilities – Rent and other and Other deferred liabilities as reported on the Consolidated Balance Sheets.

At June 4, 2013, we are no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2010, and with few exceptions, state and local examinations by tax authorities prior to fiscal year 2009.

12. Capital Stock and Share-Based Employee Compensation

Preferred Stock - RTI is authorized, under its Certificate of Incorporation, to issue up to 250,000 shares of preferred stock with a par value of $0.01. These shares may be issued from time to time in one or more series. Each series will have dividend rates, rights of conversion and redemption, liquidation prices, and other terms or conditions as determined by the Board of Directors. No preferred shares have been issued as of June 4, 2013 and June 5, 2012.

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

All options awarded under the Directors’ Plan have been at the fair market value at the time of grant.  A committee, appointed by the Board of Directors, administers the Directors’ Plan.  At June 4, 2013, we had reserved 24,000 shares of common stock under the Directors’ Plan, 23,000 of which were subject to options outstanding, for a net of 1,000 shares of common stock currently available for issuance under the Directors’ Plan.

The Ruby Tuesday, Inc. Stock Incentive Plan and the Ruby Tuesday, Inc. 1996 Stock Incentive Plan - A committee, appointed by the Board of Directors, administers the Ruby Tuesday, Inc. Stock Incentive Plan (“SIP”) and the Ruby Tuesday, Inc. 1996 Stock Incentive Plan (“1996 SIP”), and has full authority in its discretion to determine the key employees and officers to whom share-based incentives are granted and the terms and provisions of share-based incentives.  Option grants under the SIP and 1996 SIP can have varying vesting provisions and exercise periods as determined by such committee.  The majority of options granted under the SIP and 1996 SIP vest within three years following the date of grant, and the majority expire five or seven years after grant.  A majority of the currently unvested restricted shares granted in fiscal year 2013 are performance-based and a majority of the unvested restricted shares granted in fiscal year 2012 are service-based.  All of the currently unvested restricted shares granted during fiscal 2011 are service-based.  The SIP and 1996 SIP permit the committee to make awards of shares of common stock, awards of stock options or other derivative securities related to the value of the common stock, and certain cash awards to eligible persons.  These discretionary awards may be made on an individual basis or for the benefit of a group of eligible persons.  All options awarded under the SIP and 1996 SIP have been awarded with an exercise price equal to the fair market value at the time of grant.

At June 4, 2013, we had reserved a total of 4,763,000 and 499,000 shares of common stock for the SIP and 1996 SIP, respectively.  Of the reserved shares at June 4, 2013, 1,077,000 and 308,000 were subject to options outstanding for the SIP and 1996 SIP, respectively.  Stock option exercises are settled with the issuance of new shares.  Net shares of common stock available for issuance at June 4, 2013 under the SIP and 1996 SIP were 3,686,000 and 191,000, respectively.

Chief Executive Officer Awards
On December 1, 2012, James J. Buettgen became President and CEO of the Company.  In connection with Mr. Buettgen’s appointment as CEO, on December 3, 2012 he received an initial award of approximately 68,000 service-based restricted shares and 102,000 performance-based restricted shares, both of which cliff vest 2.5 years following the grant date.  Pursuant to the terms of Mr. Buettgen’s employment agreement, the Company has guaranteed the earning of the performance-based restricted shares as the greater of the target value of the award or based on the Company’s achievement of certain performance conditions related to fiscal 2013, which will be measured in the first quarter of fiscal 2014.

In addition to the above, on December 3, 2012, Mr. Buettgen received a one-time make-whole equity award which was comprised of approximately 179,000 service-based restricted shares and 253,000 service-based stock options.  The restricted shares cliff vest 2.5 years following the grant date and the stock options vest in three equal annual installments following the date of grant.

Finally, on that same date, Mr. Buettgen received a one-time high-performance and inducement award which was comprised of approximately 250,000 service-based restricted shares, 250,000 service-based stock options, and 250,000 performance-based stock options.  The restricted shares cliff vest 2.5 years following the grant date and the service-based stock options vest in three equal annual installments following the date of grant.  The performance-based stock options will cliff vest if and when the Company’s stock price appreciates to $14 per share for a period of 20 consecutive days within Mr. Buettgen’s first three years of employment.

Stock Options
The following table summarizes the activity in options under these stock option plans (Options and Aggregate Intrinsic Value are in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Service-based vesting:
Balance at June 1, 2010	4,046	$19.70
Granted	927	9.39
Exercised	(249)	7.64
Forfeited	(1,485)	29.70

Balance at May 31, 2011	3,239	$13.10
Granted	253	7.87
Exercised	(61)	5.82
Forfeited	(715)	28.24

Balance at June 5, 2012	2,716	$8.79
Granted	503	7.81
Exercised	(591)	6.93
Forfeited	(717)	11.03
Balance at June 4, 2013	1,911	$8.27	4.69	$ 2,352
Exercisable	1,408	$8.43	4.04	$ 1,502

Performance-based vesting:
Balance at June 5, 2012	–	$–
Granted	250	7.81
Balance at June 4, 2013	250	$7.81	6.50	$ 423
Exercisable	–	$–	–	$ –

The aggregate intrinsic value represents the closing stock price as of June 4, 2013 less the strike price, multiplied by the number of options that have a strike price that is less than that closing stock price.  The total intrinsic value of options exercised during fiscal 2013, 2012, and 2011 was $1.0 million, $0.1 million, and $1.5 million, respectively.

At June 4, 2013, there was approximately $1.9 million of unrecognized pre-tax compensation expense related to non-vested stock options.  This cost is expected to be recognized over a weighted-average period of 1.6 years.  The total fair value at grant date of awards vested during fiscal 2013, 2012, and 2011 totaled $2.2 million, $5.5 million, and $4.4 million, respectively.

During fiscal 2012 and 2011, we granted 253,000 and 927,000 stock options, respectively, to certain employees under the terms of the SIP and 1996 SIP.  The stock options awarded in those fiscal years vest in equal annual installments over a three-year period following grant of the award, and have a maximum life of seven years.  There are no performance-based vesting requirements associated with these stock options.  These stock options do provide for immediate vesting if the optionee retires during the option period.  For employees meeting this criterion at the time of grant, the accelerated vesting provision renders the requisite service condition non-substantive and we therefore fully expense the fair value of stock options awarded to retirement-eligible employees on the date of grant.  As a result, we recorded expense during the first quarters of fiscal 2012 and 2011 of $1.2 million and $2.3 million, respectively, related to stock options awarded to our former CEO.

The weighted average Black-Scholes grant date fair value for options awarded during fiscal 2013, 2012, and 2011 was $4.37, $4.60, and $5.42 per share, respectively.  With the exception of options awarded to our former CEO, the grant date fair value of stock options is amortized over the respective vesting period of the awards.  Our former CEO was the only recipient of stock option awards during fiscal 2012.  The weighted average assumptions used in our Black-Scholes option-pricing model are as follows:

	2013	2012	2011
Risk-free interest rate	0.62%	0.80%	1.52%
Expected dividend yield	0%	0%	0%
Expected stock price volatility	71.84%	75.63%	73.36%
Expected life (in years)	4.50	4.50	4.50

As previously mentioned, our CEO was awarded 250,000 performance-based stock options on December 3, 2012.  We estimated the grant date fair value of this award at $2.14 per share using the Monte-Carlo simulation model.  The primary assumptions used in our Monte-Carlo simulation model are as follows:

2013
Risk-free interest rate	0.34%
Expected dividend yield	0%
Expected stock price volatility	46.71%
Expected life (in years)	1.52

Restricted Stock
The following table summarizes the status of our restricted stock activity (in thousands, except per-share data):

	2013			2012	2011
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Performance-Based Vesting:
Non-vested at beginning of year	423	$7.75	299	$7.24	721	$7.13
Granted	344	6.99	384	7.87	–	–
Vested	(89)	7.31	(260)	7.33	(421)	7.05
Forfeited	(322)	7.82	–	–	(1)	7.82
Non-vested at end of year	356	$7.06	423	$7.75	299	$7.24

Service-Based Vesting:
Non-vested at beginning of year	797	$8.37	551	$8.22	427	$7.42
Granted	795	7.47	495	8.30	235	10.21
Vested	(340)	7.56	(248)	7.89	(111)	9.39
Forfeited	(116)	8.92	(1)	9.39	–	–
Non-vested at end of year	1,136	$7.92	797	$8.37	551	$8.22

The fair value of restricted share awards is based on the closing price of our common stock at the time of grant.  At June 4, 2013, unrecognized compensation expense related to restricted stock grants expected to vest totaled $4.7 million and will be recognized over a weighted-average vesting period of 1.8 years.

During the first quarter of fiscal 2013, we granted 213,000 service-based restricted shares and 242,000 performance-based restricted shares of our common stock to certain employees under the terms of the SIP and 1996 SIP.  The service-based restricted shares cliff vest 2.5 years following the grant date.  Vesting of the performance-based restricted shares is also contingent upon the Company’s achievement of certain performance conditions related to fiscal 2013, which will be measured in the first quarter of fiscal 2014.  In addition to satisfaction of the performance conditions, recipients must satisfy the same 2.5 year service condition as is required for the service-based restricted shares.

During the first quarter of fiscal 2012, we granted 186,000 service-based restricted shares and 384,000 performance-based restricted shares of our common stock to certain employees under the terms of the SIP and 1996 SIP.  The service-based restricted shares cliff vest on December 1, 2013.  Vesting of the performance-based restricted shares, including 203,000 shares that were awarded to our former CEO, was also contingent upon the Company’s achievement of certain performance conditions related to fiscal 2012, which was measured in the first quarter of fiscal 2013.  We recorded expense during the first quarter of fiscal 2012 of $0.7 million related to the performance-based restricted shares awarded on August 23, 2011 to our former CEO.  In addition to satisfaction of the performance conditions, recipients must satisfy the same service condition as is required for the service-based restricted shares.

The Executive Compensation and Human Resources Committee of the Board of Directors determined during the first quarter of fiscal 2013 that the performance condition was not achieved for 314,000 performance-based restricted shares awarded in August 2011 to vest.  As a result, the restricted shares were cancelled and returned to the pool of shares available for grant under the SIP and 1996 SIP.

During the fourth quarter of fiscal 2012, we granted 221,000 service-based restricted shares of our common stock to certain employees under the terms of the SIP.  The shares vest in three equal installments over periods ranging from the grant date through October 2017.

During fiscal 2011, we granted 174,000 service-based restricted shares of our common stock to certain employees under the terms of the 1996 SIP.  The service-based restricted shares cliff vest over a three-year period.  Also during fiscal 2011, we awarded 124,000 shares of our common stock to our former CEO and recognized an expense of $1.2 million on the grant date.

During fiscal 2013, 2012, and 2011, we granted 63,000, 88,000, and 61,000 restricted shares, respectively, to non-employee directors.  The shares awarded in fiscal 2013 and 2012 vest over a one year period and the shares awarded in fiscal 2011 vest in three equal installments over a three-year period following grant of the award.

13.  Segment Reporting

During fiscal 2013, our new President and Chief Executive Officer, who is our CODM, with the assistance of our senior management, began to review discrete financial information for both the Ruby Tuesday and Lime Fresh restaurant concepts to assess performance and allocate resources.  We consider the Ruby Tuesday and Lime Fresh concepts to be our reportable segments as we do not believe they have similar economic and other characteristics to be aggregated into a single reportable segment.  Financial results by reportable segment for fiscal 2013, 2012, and 2011 are as follows (in thousands):

	Fiscal Year
	2013	2012	2011
Revenues:
Ruby Tuesday concept	$1,234,730	$1,308,385	$1,261,173
Lime Fresh concept	16,757	3,378	–
Total revenues	$1,251,487	$1,311,763	$1,261,173

Segment profit:
Ruby Tuesday concept	$111,367	$123,517	$152,826
Lime Fresh concept	(10,204)	(1,954)	(166)
Total segment profit	$101,163	$121,563	$152,660

Depreciation and amortization:
Ruby Tuesday concept	$57,900	$63,798	$61,436
Lime Fresh concept	2,196	366	–
Support center and other	2,302	2,294	2,637
Total depreciation and amortization	$62,398	$66,458	$64,073

Capital expenditures:
Ruby Tuesday concept	$22,609	$23,421	$18,303
Lime Fresh concept	10,036	6,675	294
Support center and other	4,472	7,870	8,087
Total capital expenditures	$37,117	$37,966	$26,684

Total assets:
Ruby Tuesday concept	$893,750	$978,473	$1,091,201
Lime Fresh concept	18,943	31,491	1,317
Support center and other	130,490	163,573	94,508
Total assets	$1,043,183	$1,173,537	$1,187,026

The following is a reconciliation of segment profit to (loss)/income from continuing operations before taxes for fiscal 2013, 2012, and 2011 (in thousands):

	2013	2012	2011
Segment profit	$ 101,163	$ 121,563	$ 152,660
Less:
Depreciation and amortization	(62,398)	(66,458)	(64,073)
Unallocated general and administrative expenses	(18,026)	(22,069)	(15,036)
Preopening expenses	(761)	(556)	–
Goodwill and trademark impairments	(14,058)	(16,919)	–
Interest expense, net	(27,117)	(23,312)	(13,508)
Other expense, net	(737)	(875)	(2,925)
(Loss)/income from continuing operations
before income taxes	$ (21,934)	$ (8,626)	$ 57,118

14. Commitments and Contingencies

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

On April 17, 2012, a wage and hour case styled Guttentag, et al vs. Ruby Tuesday, Inc. was filed in the United States District Court, Southern District of New York.  The named plaintiffs, and five additional former employees who have joined the suit as opt-in plaintiffs, allege that the Company violated the Fair Labor Standards Act and state wage and hour laws in New York and Florida.  Plaintiffs filed their motion for conditional certification on March 8, 2013, which sought a nationwide putative class of all current and former servers, bartenders, and food runners who worked for the Company between April 17, 2009 and the present.   On June 11, 2013 the court entered an order granting conditional certification of the nationwide class requested by plaintiffs.  Mediation is currently scheduled for September 6, 2013.  We deny the allegations in the lawsuit and are vigorously defending this matter.

On September 30, 2009, an age discrimination case styled Equal Employment Opportunity Commission (Pittsburgh) v. Ruby Tuesday, Inc. (the “EEOC Lawsuit”), was filed in the United States District Court for the Western District of Pennsylvania (the “Court”).  The U.S. Equal Employment Opportunity Commission (“EEOC”) Pittsburgh Area Office alleges in the suit that the Company violated the Age Discrimination in Employment Act (“ADEA”) by failing to hire employees within the protected age group in five Pennsylvania restaurants and one Ohio restaurant.  All deadlines in this EEOC Lawsuit are in abeyance pending exhaustion of a conciliation process.  On October 19, 2009, the EEOC issued a Notice of an ADEA Directed Investigation (“DI”), regarding potential age discrimination in violation of the ADEA in hiring and discharge for all positions at all restaurant facilities in the United States.  On April 30, 2013, the Court entered an order terminating a miscellaneous action filed by the EEOC in furtherance of the DI approving a joint motion to enforce an administrative subpoena.  We have denied the allegations in the EEOC Lawsuit and are vigorously defending against the DI.  Despite the pending EEOC Lawsuit and DI, we do not believe that this matter will have a material adverse effect on our operations, financial position, or cash flows.

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

We believe, and have obtained a consistent opinion from outside counsel, that we have valid coverage under our insurance policies for any amounts in excess of our self-insured retention.  We believe this provides a basis for not recording a liability for any contingency associated with the Maddy settlement.  We further believe we have the right to the indemnification referred to above.  Based on the information currently available, our June 4, 2013 and June 5, 2012 Consolidated Balance Sheets reflect no accrual relating to the Maddy case.  There can be no assurance, however, that we will be successful in our defense of our carrier’s claim against us.

Franchise Partnership Guarantees
As discussed further in Note 4 to the Consolidated Financial Statements, we acquired 11 of our then 13 franchise partnerships during fiscal 2011.  The remaining two franchise partnerships, the Seattle and Utah franchisees, are discussed below.

On January 23, 2011, our Seattle franchise partnership closed its four restaurants.  At the time of the Seattle closures, we had guarantees in place for two of Seattle’s loans, a $3.5 million loan which had been fully guaranteed, and a $1.2 million loan for which we provided a 30% guarantee.  On January 28, 2011, notice was received that a default had occurred and we thus paid our $3.5 million guarantee shortly thereafter.  The amount of payment required under the second guarantee was $0.2 million, which we have also paid.  During the fourth quarter of fiscal 2012, our Seattle franchise partnership was dissolved.

During January 2011, our Utah franchise partnership closed five of its six restaurants.  On February 25, 2011, we acquired the remaining restaurant owned by our Utah franchise partnership for $2.0 million.  At the time of acquisition, we had a guarantee in place for a $5.0 million line of credit owed by Utah which had been fully guaranteed.  Under the terms of the purchase agreement, Utah paid down its $5.0 million line of credit with the full proceeds of the $2.0 million purchase price.  On February 28, 2011, notice was received that a default had occurred, and we subsequently paid the remaining $3.0 million guarantee on March 1, 2011.  Our Utah franchise partnership was dissolved during fiscal 2013.

Insurance Programs
We are currently self-insured for a portion of our current and prior years’ workers’ compensation, employment practices liability, general liability, and automobile liability losses (collectively, “casualty losses”) as well as property losses and certain other insurable risks. To mitigate the cost of our exposures for certain property and casualty losses, we make annual decisions to either retain the risks of loss up to a certain maximum per occurrence, aggregate loss limits negotiated with our insurance carriers, or fully insure those risks. We are also self-insured for healthcare claims for eligible participating employees subject to certain deductibles and limitations. We have accounted for our retained liabilities for casualty losses and healthcare claims, including reported and incurred but not reported claims, based on information provided by third-party actuaries.  At June 4, 2013, we were committed under letters of credit totaling $10.2 million issued primarily in connection with our workers’ compensation and casualty insurance programs.

Purchase Commitments
We have minimum purchase commitments with various vendors. Outstanding commitments as of June 4, 2013 were approximately $89.4 million.  These obligations consist of supplies, advertising, utility contracts, and various types of meat, beverages, and other food products, which are an integral part of our business operations.

15. Fair Value Measurements

The following table presents the fair values of our financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall (in thousands):

	Level	June 4, 2013	June 5, 2012
Deferred compensation plan: other investments – Assets	1	$8,721		$7,974
Deferred compensation plan: other investments – Liabilities	1	(8,721)		(7,974)
Deferred compensation plan: RTI common stock – Equity	1	1,094		1,008
Deferred compensation plan: RTI common stock – Equity	1	(1,094)		(1,008)
Total		$–	$–	–

The Deferred Compensation Plan and the Ruby Tuesday, Inc. Restated Deferred Compensation Plan (the “Predecessor Plan”) are unfunded, non-qualified deferred compensation plans for eligible employees.  Assets earmarked to pay benefits under the Deferred Compensation Plan and Predecessor Plan are held by a rabbi trust.  We report the accounts of the rabbi trust in our Consolidated Financial Statements.  The other investments held by these plans are considered trading securities and are reported at fair value based on third-party broker statements.  The realized and unrealized holding gains and losses related to these other investments, as well as the offsetting compensation expense, is recorded in Selling, general, and administrative expense, net in the Consolidated Financial Statements.

The following table presents the fair values for those assets and liabilities measured on a non-recurring basis and remaining on our Consolidated Balance Sheets as of June 4, 2013 and June 5, 2012 (in thousands):

	Fair Value Measurements
	Level	June 4, 2013	June 5, 2012
Long-lived assets held for sale *	2	$24,006	$26,495
Long-lived assets held for use	2	5,802	385
Total		$29,808	$26,880

* Included in the carrying value of long-lived assets held for sale as of June 4, 2013 and June 5, 2012 are $14.8 million and $21.8 million, respectively, of assets included in Construction in progress and other in the Consolidated Balance Sheets as we do not expect to sell these assets within the next 12 months.

The following table presents the losses recognized during the fiscal years ended June 4, 2013, June 5, 2012, and May 31, 2011 resulting from fair value measurements of assets and liabilities measured on a non-recurring basis.  The losses associated with continuing operations are included in Closures and impairments, net ($11.3 million) and Goodwill and trademark impairments ($5.0 million), and the losses associated with discontinued operations are included in Loss from discontinued operations in our Consolidated Statements of Operations and Comprehensive (Loss)/Income (in thousands):

	2013	2012	2011
Included within continuing operations
Long-lived assets held for sale	$ 3,556	$ 891	$ 1,600
Long-lived assets held for use	12,804	11,349	2,477
	$ 16,360	$ 12,240	$ 4,077

Included within discontinued operations	$ 18,842	$ 1,393	$ 2,021

Long-lived assets held for sale are valued using Level 2 inputs, primarily from information obtained through broker listings and sales agreements.  Costs to market and/or sell are factored into the estimates of fair value for those properties included in Assets held for sale on our Consolidated Balance Sheets.

We review our long-lived assets (primarily property, equipment, and, as appropriate, reacquired franchise rights and favorable leases) related to each restaurant to be held and used in the business, whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable.

Long-lived assets held for use presented in the table above includes restaurants or groups of restaurants that we have impaired.  From time to time, the table will also include closed restaurants or surplus sites not meeting held for sale criteria that have been offered for sale at a price less than their carrying value.  Included within discontinued operations in the table above are charges related to restaurants that were impaired as a result of the closing of 13 Marlin & Ray’s restaurants, two Truffles restaurants, and one Wok Hay restaurant during  fiscal 2013.

The Level 2 fair values of our long-lived assets held for use are based on broker estimates of the value of the land, building, leasehold improvements, and other residual assets.

Our financial instruments at June 4, 2013 and June 5, 2012 consisted of cash and cash equivalents, accounts receivable and payable, long-term debt, and letters of credit.  The fair values of cash and cash equivalents and accounts receivable and payable approximated their carrying values because of the short-term nature of these instruments.  The carrying amounts and fair values of our other financial instruments not measured on a recurring basis using fair value, that are subject to fair value disclosures are as follows (in thousands):

	June 4, 2013		June 5, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt and capital leases	$ 299,002	$ 310,441	$ 326,663	$ 312,225
Letters of credit	–	270	–	222

We estimated the fair value of debt and letters of credit using market quotes and present value calculations based on market rates.

16. Supplemental Condensed Consolidating Financial Statements

As discussed in Note 8 to the Consolidated Financial Statements, the Senior Notes are a liability of Ruby Tuesday, Inc. (the “Parent”) and are guaranteed on a senior unsecured basis by our existing and future domestic restricted subsidiaries, subject to certain exceptions (the “Guarantors”).  Each of the Guarantors is wholly-owned by Ruby Tuesday, Inc.  None of the few remaining subsidiaries of Ruby Tuesday, Inc., which were primarily created to hold liquor license assets, guarantee the Senior Notes (the “Non-Guarantors”).  Our Non-Guarantor subsidiaries are immaterial and are aggregated within the Parent information disclosed below.

The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(f) of Regulation S-X promulgated by the Securities and Exchange Commission, presents the condensed consolidating financial information separately for the Parent, the Guarantors, and elimination entries necessary to consolidate the Parent and Guarantors.  Investments in wholly-owned subsidiaries are accounted for using the equity method for purposes of the consolidated presentation.  The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Balance Sheet
As of June 4, 2013
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$52,635	$272	$–	$52,907
Accounts receivable	1,854	2,980	–	4,834
Inventories	21,961	8,911	–	30,872
Income tax receivable	118,329	–	(116,429)	1,900
Deferred income taxes	5,372	1,924	–	7,296
Other current assets	19,519	3,836	–	23,355
Total current assets	219,670	17,923	(116,429)	121,164

Property and equipment, net	635,478	224,352	–	859,830
Investment in subsidiaries	167,887	–	(167,887)	–
Due from/(to) subsidiaries	76,485	230,583	(307,068)	–
Other assets	46,812	15,377	–	62,189
Total assets	$1,146,332	$488,235	$(591,384)	$1,043,183

Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable	$11,725	$3,239	$–	$14,964
Accrued and other current liabilities	47,775	34,406	–	82,181
Current maturities of long-term debt,
including capital leases	(347)	8,834		8,487
Income tax payable	–	116,429	(116,429)	–
Total current liabilities	59,153	162,908	(116,429)	105,632

Long-term debt and capital leases,
less current maturities	232,462	58,053	–	290,515
Deferred income taxes	(1,070)	6,823	–	5,753
Due to/(from) subsidiaries	230,583	76,485	(307,068)	–
Other deferred liabilities	108,369	16,079	–	124,448
Total liabilities	629,497	320,348	(423,497)	526,348

Shareholders’ equity:
Common stock	612	–	–	612
Capital in excess of par value	67,596	–	–	67,596
Retained earnings	459,572	167,887	(167,887)	459,572
Accumulated other comprehensive loss	(10,945)	–	–	(10,945)
Total shareholders’ equity	516,835	167,887	(167,887)	516,835

Total liabilities & shareholders’ equity	$1,146,332	$488,235	$(591,384)	$1,043,183

Condensed Consolidating Balance Sheet
As of June 5, 2012
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$47,986	$198	$–	$48,184
Accounts receivable	2,234	2,466	–	4,700
Inventories	20,896	8,134	–	29,030
Income tax receivable	97,290	–	(96,453)	837
Deferred income taxes	19,030	8,104	–	27,134
Other current assets	15,216	3,167	–	18,383
Total current assets	202,652	22,069	(96,453)	128,268

Property and equipment, net	727,379	239,226	–	966,605
Goodwill	7,989	–	–	7,989
Investment in subsidiaries	204,386	–	(204,386)	–
Due from/(to) subsidiaries	78,799	245,257	(324,056)	–
Other assets	47,144	23,531	–	70,675
Total assets	$1,268,349	$530,083	$(624,895)	$1,173,537

Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable	$28,302	$6,646	$–	$34,948
Accrued and other current liabilities	55,301	29,521	–	84,822
Current maturities of long-term debt,
including capital leases	(344)	12,798	–	12,454
Income tax payable	–	96,453	(96,453)	–
Total current liabilities	83,259	145,418	(96,453)	132,224

Long-term debt and capital leases,
less current maturities	246,892	67,317	–	314,209
Deferred income taxes	20,910	16,657	–	37,567
Due to/(from) subsidiaries	245,257	78,799	(324,056)	–
Other deferred liabilities	95,807	17,506	–	113,313
Total liabilities	692,125	325,697	(420,509)	597,313

Shareholders’ equity:
Common stock	640	–	–	640
Capital in excess of par value	90,856	–	–	90,856
Retained earnings	498,985	204,386	(204,386)	498,985
Accumulated other comprehensive loss	(14,257)	–	–	(14,257)
Total shareholders’ equity	576,224	204,386	(204,386)	576,224

Total liabilities & shareholders’ equity	$1,268,349	$530,083	$(624,895)	$1,173,537

Condensed Consolidating Statement of Operations and
Comprehensive (Loss)/Income
For the Fiscal Year Ended June 4, 2013
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$904,761	$340,465	$–	$1,245,226
Franchise revenue	188	6,073	–	6,261
	904,949	346,538	–	1,251,487

Operating costs and expenses:
Cost of merchandise	248,378	93,134	–	341,512
Payroll and related costs	298,194	121,485	–	419,679
Other restaurant operating costs	185,224	73,790	–	259,014
Depreciation	43,541	15,581	–	59,122
Selling, general, and administrative	91,587	47,195	–	138,782
Intercompany selling, general, and
administrative allocations	68,466	(68,466)	–	–
Closures and impairments	13,181	1,475	–	14,656
Goodwill and trademark impairments	9,023	5,035	–	14,058
Equity in earnings of subsidiaries	(38,485)	–	38,485	–
Interest expense, net	21,461	5,656	–	27,117
Intercompany interest expense/(income)	13,826	(13,826)	–	–
Gain on extinguishment of debt	(519)	–	–	(519)
	953,877	281,059	38,485	1,273,421

(Loss)/income from continuing operations
before income taxes	(48,928)	65,479	(38,485)	(21,934)
Provision/(benefit) for income taxes from
continuing operations	(25,494)	26,994	–	1,500
(Loss)/income from continuing operations	(23,434)	38,485	(38,485)	(23,434)

Loss from discontinued operations, net of tax	(15,979)	(810)	810	(15,979)
Net (loss)/income	$(39,413)	$37,675	$(37,675)	$(39,413)

Other comprehensive income:
Pension liability reclassification, net of tax	3,312	–	–	3,312
Total comprehensive (loss)/income	$(36,101)	$37,675	$(37,675)	$(36,101)

Condensed Consolidating Statement of Operations and
Comprehensive (Loss)/Income
For the Fiscal Year Ended June 5, 2012
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$944,501	$361,524	$–	$1,306,025
Franchise revenue	216	5,522	–	5,738
	944,717	367,046	–	1,311,763

Operating costs and expenses:
Cost of merchandise	271,559	104,014	–	375,573
Payroll and related costs	309,854	130,899	–	440,753
Other restaurant operating costs	186,754	75,819	–	262,573
Depreciation	47,475	16,669	–	64,144
Selling, general, and administrative	79,594	40,770	–	120,364
Intercompany selling, general, and
administrative allocations	71,670	(71,670)	–	–
Closures and impairments	12,282	4,469	–	16,751
Goodwill impairment	1,440	15,479	–	16,919
Equity in earnings of subsidiaries	(35,905)	–	35,905	–
Interest expense, net	13,295	10,017	–	23,312
Intercompany interest expense/(income)	13,096	(13,096)	–	–
	971,114	313,370	35,905	1,320,389

(Loss)/income from continuing operations
before income taxes	(26,397)	53,676	(35,905)	(8,626)
(Benefit)/provision for income taxes from
continuing operations	(29,923)	17,771	–	(12,152)
Income from continuing operations	3,526	35,905	(35,905)	3,526

Loss from discontinued operations, net of tax	(3,714)	(1,392)	1,392	(3,714)
Net (loss)/income	$(188)	$34,513	$(34,513)	$(188)

Other comprehensive (loss)/income:
Pension liability reclassification, net of tax	(1,205)	–	–	(1,205)
Total comprehensive (loss)/income	$(1,393)	$34,513	$(34,513)	$(1,393)

Condensed Consolidating Statement of Operations and
Comprehensive Income
For the Fiscal Year Ended May 31, 2011
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$985,500	$268,526	$–	$1,254,026
Franchise revenue	429	6,718	–	7,147
	985,929	275,244	–	1,261,173

Operating costs and expenses:
Cost of merchandise	285,931	78,349	–	364,280
Payroll and related costs	318,298	94,756	–	413,054
Other restaurant operating costs	201,498	52,278	–	253,776
Depreciation	50,165	12,432	–	62,597
Selling, general, and administrative	58,241	33,850	–	92,091
Intercompany selling, general, and
administrative allocations	73,709	(73,709)	–	–
Closures and impairments	4,086	89	–	4,175
Equity in (earnings)/losses of subsidiaries	(59,338)	500	59,412	574
Interest expense, net	8,157	5,351	–	13,508
Intercompany interest expense/(income)	12,888	(12,888)	–	–
	953,635	191,008	59,412	1,204,055

Income from continuing operations
before income taxes	32,294	84,236	(59,412)	57,118
(Benefit)/provision for income taxes from
continuing operations	(17,261)	24,824	–	7,563
Income from continuing operations	49,555	59,412	(59,412)	49,555

Loss from discontinued operations, net of tax	(2,677)	(1,806)	1,806	(2,677)
Net income	$46,878	$57,606	$(57,606)	$46,878

Other comprehensive income:
Pension liability reclassification, net of tax	125	–	–	125
Total comprehensive income	$47,003	$57,606	$(57,606)	$47,003

Condensed Consolidating Statement of Cash Flows
For the Fiscal Year Ended June 4, 2013
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$34,877	$89,925	$(88,848)	$35,954

Investing activities:
Purchases of property and equipment	(31,531)	(5,586)	–	(37,117)
Proceeds from sale-leaseback transactions, net	51,765	–	–	51,765
Proceeds from disposal of assets	4,421	2,576	–	6,997
Other, net	468	–	–	468
Net cash used by investing activities	25,123	(3,010)	–	22,113

Financing activities:
Principal payments on long-term debt	(14,514)	(12,666)	–	(27,180)
Stock repurchases	(30,278)	–	–	(30,278)
Proceeds from exercise of stock options	4,090	–	–	4,090
Payments for debt issuance costs	(358)	–	–	(358)
Excess tax benefits from share-based
compensation	382	–	–	382
Intercompany transactions	(14,673)	(74,175)	88,848	–
Net cash used by financing activities	(55,351)	(86,841)	88,848	(53,344)

Increase in cash and cash equivalents	4,649	74	–	4,723
Cash and cash equivalents:
Beginning of year	47,986	198	–	48,184
End of year	$52,635	$272	$–	$52,907

Condensed Consolidating Statement of Cash Flows
For the Fiscal Year Ended June 5, 2012
(In thousands)
	Parent	Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$48,516	$105,820	$(42,085)	$112,251

Investing activities:
Purchases of property and equipment	(28,253)	(9,713)	–	(37,966)
Acquisition of franchise and other entities, net	(24,084)	–	–	(24,084)
Proceeds from sale-leaseback transactions	21,150	–	–	21,150
Proceeds from disposal of assets	5,834	160	–	5,994
Other, net	1,151	–	–	1,151
Net cash used by investing activities	(24,202)	(9,553)	–	(33,755)

Financing activities:
Proceeds from issuance of senior unsecured
notes	246,340	–		246,340
Net payments on revolving credit facility	(177,000)	–	–	(177,000)
Principal payments on long-term debt	(44,437)	(41,120)	–	(85,557)
Stock repurchases	(18,441)	–	–	(18,441)
Payment for debt issuance costs	(5,767)	–	–	(5,767)
Proceeds from exercise of stock options	355	–	–	355
Excess tax benefits from share-based
compensation	36	–	–	36
Intercompany transactions	13,096	(55,181)	42,085	–
Net cash provided/(used) by financing activities	14,182	(96,301)	42,085	(40,034)

Increase/(decrease) in cash and cash equivalents	38,496	(34)	–	38,462
Cash and cash equivalents:
Beginning of year	9,490	232	–	9,722
End of year	$47,986	$198	$–	$48,184

Condensed Consolidating Statement of Cash Flows
For the Fiscal Year Ended May 31, 2011
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$30,523	$123,534	$(37,765)	$116,292

Investing activities:
Purchases of property and equipment	(16,592)	(10,092)	–	(26,684)
Acquisition of franchise and other entities, net	(1,999)	(2,258)		(4,257)
Proceeds from disposal of assets	6,646	95	–	6,741
Other, net	(292)	–	–	(292)
Net cash used by investing activities	(12,237)	(12,255)	–	(24,492)

Financing activities:
Net payments on revolving credit facility	(26,800)	(41,100)	–	(67,900)
Principal payments on long-term debt	(4,001)	(19,436)	–	(23,437)
Payment for debt issuance costs	(2,812)	–	–	(2,812)
Proceeds from exercise of stock options	1,903	–	–	1,903
Excess tax benefits from share-based
compensation	599	–	–	599
Intercompany transactions	12,888	(50,653)	37,765	–
Net cash used by financing activities	(18,223)	(111,189)	37,765	(91,647)

Increase in cash and cash equivalents	63	90	–	153
Cash and cash equivalents:
Beginning of year	9,427	142	–	9,569
End of year	$9,490	$232	$–	$9,722

17. Supplemental Quarterly Financial Data (Unaudited)

Quarterly financial results for the years ended June 4, 2013 and June 5, 2012, are summarized below.

(In thousands, except per-share data)

	For the Year Ended June 4, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$327,923	$300,077	$307,383	$316,104	$1,251,487
Gross profit*	$67,014	$50,851	$56,278	$57,139	$231,282
Income/(loss) from continuing
operations before income taxes	$1,119	$(10,868)	$2,701	$(14,886)	$(21,934)
Provision/(benefit) for income taxes
from continuing operations	(1,955)	(6,664)	(2,015)	12,134	1,500
Income/(loss) from continuing
operations	$3,074	$(4,204)	$4,716	$(27,020)	$(23,434)
Loss from discontinued operations,
net of tax	(475)	(10,864)	(2,520)	(2,120)	(15,979)
Net income/(loss)	$2,599	$(15,068)	$2,196	$(29,140)	$(39,413)

Basic earnings/(loss) per share:
Income/(loss) from continuing
operations	$0.05	$(0.07)	$0.08	$(0.44)	$(0.38)
Loss from discontinued operations	(0.01)	(0.17)	(0.04)	(0.05)	(0.27)
Net earnings/(loss) per share	$0.04	$(0.24)	$0.04	$(0.49)	$(0.65)

Diluted earnings/(loss) per share:
Income/(loss) from continuing
operations	$0.05	$(0.07)	$0.08	$(0.44)	$(0.38)
Loss from discontinued operations	(0.01)	(0.17)	(0.04)	(0.05)	(0.27)
Net earnings/(loss) per share	$0.04	$(0.24)	$0.04	$(0.49)	$(0.65)

	For the Year Ended June 5, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$328,263	$304,893	$320,713	$357,894	$1,311,763
Gross profit*	$53,596	$45,986	$59,282	$74,000	$232,864
Income/(loss) from continuing
operations before income taxes	$4,732	$(211)	$2,805	$(15,952)	$(8,626)
Provision/(benefit) for income taxes
from continuing operations	751	379	(4,064)	(9,218)	(12,152)
Income/(loss) from continuing operations	$3,981	$(590)	$6,869	$(6,734)	$3,526

(Loss)/income from discontinued
operations, net of tax	(888)	(1,411)	(2,333)	918	(3,714)
Net income/(loss)	$3,093	$(2,001)	$4,536	$(5,816)	$(188)

Basic earnings/(loss) per share:
Income/(loss) from continuing	$0.06	$(0.01)	$0.11	$(0.10)	$0.06
operations
(Loss)/income from discontinued
operations	(0.01)	(0.02)	(0.04)	0.01	(0.06)
Net earnings/(loss) per share	$0.05	$(0.03)	$0.07	$(0.09)	$(0.00)

Diluted earnings/(loss) per share:
Income/(loss) from continuing	$0.06	$(0.01)	$0.11	$(0.10)	$0.06
operations
(Loss)/income from discontinued
operations	(0.01)	(0.02)	(0.04)	0.01	(0.06)
Net earnings/(loss) per share	$0.05	$(0.03)	$0.07	$(0.09)	$(0.00)

* We define gross profit as revenue less cost of merchandise, payroll and related costs, and other restaurant operating costs.

18.  Subsequent Events

Sale-leaseback transactions
Subsequent to June 4, 2013, we completed sale-leaseback transactions of the land and building for three Company-owned Ruby Tuesday concept restaurants for gross cash proceeds of $5.9 million, exclusive of transaction costs of approximately $0.3 million.  Equipment was not included.  The carrying value of the properties sold was $4.8 million.  The leases have been classified as operating leases and have an initial term of 15 years, with renewal options of up to 20 years.  We realized gains on these transactions totaling $0.8 million, which have been deferred and are being recognized on a straight-line basis over the lease terms.

Share-based compensation awards
On June 10, 2013, we hired Todd Burrowes as President – Ruby Tuesday Concept and Chief Operations Officer of the Company.  In connection with this appointment, on June 21, 2013 we awarded Mr. Burrowes approximately 131,000 service-based restricted shares.  These shares will vest in three equal annual installments following the grant date.

On July 24, 2013, the Executive Compensation and Human Resources Committee of the Board of Directors approved the grant of approximately 570,000 performance-based stock options, 601,000 service-based stock options, and 186,000 service-based restricted shares under the terms of the SIP and 1996 SIP.  The performance-based stock options will cliff vest if and when the Company’s stock price appreciates to $14 per share for a period of 20 consecutive days within 2.5 years of the grant date.  The service-based stock options vest in three equal annual installments following the date of grant and the restricted shares cliff vest 2.5 years following the grant date.

Mortgage loan payoffs
Subsequent to June 4, 2013, we prepaid and retired 16 mortgage loan obligations with a June 4, 2013 aggregate balance of $9.9 million using cash on hand.  Additionally, we paid $0.8 million in prepayment premiums and $0.1 million of accrued interest in connection with the retirement of these obligations.

Repurchase of Senior Notes
Subsequent to June 4, 2013, we repurchased $11.0 million of the Senior Notes for $11.1 million plus $0.2 million of accrued interest.  We realized a loss of $0.1 million on this transaction.

Executive severance
On June 7, 2013, our then Chief Operations Officer separated employment with the Company.  In connection with the separation, we recorded severance expense of $0.9 million during the first quarter of fiscal 2014 in connection with an amount due pursuant to the Ruby Tuesday, Inc. Severance Pay Plan.  We paid the first half of the severance to the executive on July 10, 2013 and will pay the remaining half six months following the separation.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Ruby Tuesday, Inc.:

We have audited the accompanying consolidated balance sheets of Ruby Tuesday, Inc. and subsidiaries (the Company) as of June 4, 2013 and June 5, 2012, and the related consolidated statements of operations and comprehensive (loss)/income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 4, 2013. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ruby Tuesday, Inc. as of June 4, 2013 and June 5, 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended June 4, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 4, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 5, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Knoxville, Tennessee
August 5, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Ruby Tuesday, Inc.:

We have audited Ruby Tuesday, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of June 4, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 4, 2013, based on criteria established in Internal Control – Integrated Framework issued by COSO.  We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ruby Tuesday, Inc. and subsidiaries as of June 4, 2013 and June 5, 2012, and the related consolidated statements of operations and comprehensive (loss)/income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 4, 2013, and our report dated August 5, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Knoxville, Tennessee
August 5, 2013

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report.  In this assessment, the Company applied criteria based on the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company's assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of June 4, 2013.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of June 4, 2013 as stated in their report filed within Item 8 – Financial Statements and Supplementary Data.

Changes in Internal Controls

During the fiscal quarter ended June 4, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III

We expect to file a definitive proxy statement (the “2013 Proxy Statement”) relating to our 2013 Annual Meeting of shareholders (the “Annual Meeting”) with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year.  Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K.  Only those sections of the 2013 Proxy Statement that specifically address disclosure requirements of Items 10-14 below are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 regarding the directors of the Company is incorporated herein by reference to the information set forth in the table entitled “Director and Director Nominee Information” in the 2013 Proxy Statement.

Information regarding executive officers of the Company has been included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers.”

Information regarding corporate governance of the Company and other information required by this item is incorporated herein by reference to the information set forth under the captions, “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Committees of the Board of Directors” in the 2013 Proxy Statement.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “2013 Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal Year 2013,” “Outstanding Equity Awards at Fiscal Year-End for 2013,” “Option Exercises and Stock Vested in Fiscal Year 2013,” “Nonqualified Deferred Compensation,” “Pension Benefits for Fiscal Year 2013,” “Potential Payments Upon Termination or Change in Control,” “Directors’ Fees and Attendance,” “2013 Director Compensation,” and “Committees of the Board of Directors” in the 2013 Proxy Statement relating to the Annual Meeting.

Item 12. Security Ownership of Certain Beneficial Owners
and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the information set forth in the tables captioned “Beneficial Ownership of Common Stock” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2013 Proxy Statement relating to the Annual Meeting.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the information set forth under the captions “Related Person Transactions” and “Directors’ Independence” in the 2013 Proxy Statement relating to the Annual Meeting.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the information set forth under the caption “Accountants’ Fees and Expenses” in the 2013 Proxy Statement relating to the Annual Meeting.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this report:

    1.        Financial Statements:

    The financial statements of the Company and its subsidiaries are listed in the accompanying “Index to
Consolidated Financial Statements” on page 47.

    2.        Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts for the Years Ended June 4, 2013, June 5, 2012, and May 31, 2011 (in thousands):

		Charged/	Charged/
	Balance at	(Credited)	(Credited)
	Beginning	to Costs	to other		Balance at
Description	of Period	and Expenses	Accounts	Write-offs	End of Period
			(a)	(b)
Allowance for Doubtful Notes

Fiscal Year Ended June 4, 2013	$ 41	$ 259	$ (20)	$ (21)	$ 259

Fiscal Year Ended June 5, 2012	41	19	–	(19)	41

Fiscal Year Ended May 31, 2011	5,077	570	(4,811)	(795)	41

All other financial statement schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

(a)
As further discussed in Note 4 to the Consolidated Financial Statements, in fiscal 2011 the Company acquired the remaining membership interests of 11 franchise partnerships.  The $4.8 million combined allowance for doubtful notes as well as the corresponding notes receivable from the acquired franchise partnerships was eliminated as part of the purchase price allocation.

(b)	In fiscal 2012 and 2011, the Company forgave various debts owed by its Seattle and Utah franchises.

    3.        Exhibits:

The exhibits filed with or incorporated by reference in this report are listed on the Exhibit Index beginning on page 105.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.

Date:  August 5, 2013                                                                                     By: /s/ James J. Buettgen
    James J. Buettgen
    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date
/s/ James J. Buettgen James J. Buettgen	President and Chief Executive Officer (Principal Executive Officer)	Date: August 5, 2013

/s/ Michael O. Moore Michael O. Moore	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	Date: August 5, 2013

/s/ Franklin E. Southall, Jr. Franklin E. Southall, Jr.	Vice President, Corporate Controller (Principal Accounting Officer)	Date: August 5, 2013

/s/ Matthew A. Drapkin Matthew A. Drapkin	Chairman of the Board	Date: August 5, 2013

/s/ F. Lane Cardwell, Jr. F. Lane Cardwell, Jr.	Director	Date: August 5, 2013

/s/ Kevin T. Clayton Kevin T. Clayton	Director	Date: August 5, 2013

/s/ Bernard Lanigan Jr. Bernard Lanigan Jr.	Director	Date: August 5, 2013

/s/ Jeffrey J. O’Neill Jeffrey J. O’Neill	Director	Date: August 5, 2013

/s/ Stephen I. Sadove Stephen I. Sadove	Director	Date: August 5, 2013

RUBY TUESDAY, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

*	Management contract or compensatory plan or arrangement.
+	Filed herewith.

3.1	Articles of Incorporation, as amended, of Ruby Tuesday, Inc. (incorporated by reference from Exhibit 3.1 to Form 8-B filed on March 15, 1996 (File No. 1-12454)).

3.2	Bylaws, as amended and restated, of Ruby Tuesday, Inc. (incorporated by reference from Exhibit 3.1 to Form 8-K filed on October 8, 2009 (File No. 1-12454)).

4.1	Specimen Common Stock Certificate. (incorporated by reference from Exhibit 4.1 to Form 8-B filed on March 15, 1996 (File No. 1-12454)).

10.1
Ruby Tuesday, Inc. Executive Supplemental Pension Plan, amended and restated as of January 1, 2007. (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 5, 2007 (File No. 1-12454)).*

10.2
First Amendment, dated as of April 2, 2008, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan (Amended and Restated as of January 1, 2007) (incorporated by reference from Exhibit 10.6 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 4, 2008 (File No. 1-12454)).*

10.3
Second Amendment, dated as of December 31, 2008, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan (Amended and Restated as of January 1, 2007) (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 2, 2008 (File No. 1-12454)).*

10.4
Third Amendment, dated as of January 6, 2010, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan (Amended and Restated as of January 1, 2007) (incorporated by reference from Exhibit 10.3 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 1, 2009 (File No. 1-12454)).*

10.5
Fourth Amendment, dated as of November 30, 2012, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan (Amended and Restated as of January 1, 2007) (incorporated by reference from Exhibit 10.4 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 4, 2012 (File No. 1-12454)).*

10.6
Ruby Tuesday, Inc. Stock Incentive and Deferred Compensation Plan for Directors (Amended and Restated as of October 8, 2008) (incorporated by reference from Exhibit 10.5 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (File No. 1-12454)).*

10.7
First Amendment, dated as of July 21, 2011, to the Ruby Tuesday, Inc. Stock Incentive and Deferred Compensation Plan for Directors (Amended and Restated as of October 8, 2008) (incorporated by reference from Exhibit 10.6 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (File No. 1-12454)).*

10.8
Second Amendment, dated as of January 5, 2012, to the Ruby Tuesday, Inc. Stock Incentive and Deferred Compensation Plan for Directors (Amended and Restated as of October 8, 2008) (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended November 29, 2011 (File No. 1-12454)).*

10.9
Third Amendment, dated as of October 10, 2012, to the Ruby Tuesday, Inc. Stock Incentive and Deferred Compensation Plan for Directors (Amended and Restated on October 8, 2008) (incorporated by reference from Exhibit 10.1 to Form 8-K filed on October 10, 2012 (File No. 1-12454)).*

10.10
Ruby Tuesday, Inc. Stock Incentive Plan (formerly the Ruby Tuesday, Inc. 2003 Stock Incentive Plan) (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 5, 2013 (File No. 1-12454)).*

10.11	Non-Qualified Stock Option Award (Beall) (incorporated by reference from Exhibit 10.3 to Form 8-K filed on April 17, 2007 (File No. 1-12454)).*

10.12	First Amendment to the Ruby Tuesday, Inc. Non-Qualified Stock Option Award (incorporated by reference from Exhibit 10.4 to Form 8-K filed on April 17, 2007 (File No. 1-12454)).*

10.13	Form of Non-Qualified Stock Option Award (incorporated by reference from Exhibit 10.1 to Form 8-K filed on July 27, 2010 (File No. 1-12454)).*

10.14	Form of Service Stock Award (incorporated by reference from Exhibit 10.2 to Form 8-K filed on July 27, 2010 (File No. 1-12454)).*

10.15	Form of Service-Based Restricted Stock Award (incorporated by reference from Exhibit 10.1 to Form 8-K filed on August 29, 2011 (File No. 1-12454)).*

10.16	Form of Performance-Based Restricted Stock Award (incorporated by reference from Exhibit 10.2 to Form 8-K filed on August 29, 2011 (File No. 1-12454)).*

10.17	Form of Performance Unit Award (incorporated by reference from Exhibit 10.3 to Form 8-K filed on August 29, 2011 (File No. 1-12454)).*

10.18	Form of Letter of Amendment (incorporated by reference from Exhibit 10.4 to Form 8-K filed on August 29, 2011 (File No. 1-12454)).*

10.19
Form of Service-Based Restricted Stock Award (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended September 4, 2012 (File No. 1-12454)).*

10.20
Form of Performance-Based Restricted Stock Award (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended September 4, 2012 (File No. 1-12454)).*

10.21
Form of Performance-Based Cash Incentive Award (incorporated by reference from Exhibit 10.3 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended September 4, 2012 (File No. 1-12454)).*

10.22
Form of Restricted Stock Award for Directors (incorporated by reference from Exhibit 10.4 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended September 4, 2012 (File No. 1-12454)).*

10.23	Form of Service-Based Restricted Stock Award (incorporated by reference from Exhibit 10.1 to Form 8-K filed on June 25, 2013 (File No. 1-12454)).*

10.24	Initial Award, dated as of December 3, 2012, by and between Ruby Tuesday, Inc. and James J. Buettgen.*+

10.25	Inducement and High-Performance Award, dated as of December 3, 2012, by and between Ruby Tuesday, Inc. and James J. Buettgen.*+

10.26	Make-Whole Award, dated as of December 3, 2012, by and between Ruby Tuesday, Inc. and James J. Buettgen.*+

10.27	Performance-Based Cash Incentive Award, dated as of December 3, 2012, by and between Ruby Tuesday, Inc. and James J. Buettgen.*+

10.28
Morrison Restaurants Inc. Deferred Compensation Plan, as restated effective January 1, 1994, together with amended and restated Trust Agreement, dated as of December 1, 1992, to Deferred Compensation Plan (incorporated by reference from Exhibit 10(i) to the Morrison Restaurants Inc. Annual Report on Form 10-K for the fiscal year ended June 5, 1993 (File No. 0-1750)).*

10.29
Morrison Restaurants Inc. Management Retirement Plan together with First Amendment, dated as of June 30, 1994 and Second Amendment, dated as of July 31, 1995 (incorporated by reference from Exhibit 10(n) to the Morrison Restaurants Inc. Annual Report on Form 10-K for the fiscal year ended June 3, 1995 (File No. 1-12454)).*

10.30	Form of Third Amendment to Management Retirement Plan (incorporated by reference from Exhibit 10.32 to Form 8-B filed on March 15, 1996 (File No. 1-12454)).*

10.31
Form of Fourth Amendment to Management Retirement Plan (incorporated by reference from Exhibit 10.14 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 3, 2003 (File No. 1-12454)).*

10.32
Form of Fifth Amendment to Management Retirement Plan (incorporated by reference from Exhibit 10.15 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 3, 2003 (File No. 1-12454)).*

10.33
Sixth Amendment, dated as of April 9, 2001, to the Ruby Tuesday, Inc. Management Retirement Plan (incorporated by reference from Exhibit 10.41 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 5, 2001 (File No. 1-12454)).*

10.34
Seventh Amendment (dated as of October 5, 2004) to the Ruby Tuesday, Inc. Management Retirement Plan (incorporated by reference from Exhibit 99.5 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 (File No. 1-12454)).*

10.35
Morrison Retirement Plan, amended and restated as of October 7, 2009 (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 1, 2009 (File No. 1-12454)).*

10.36
Executive Group Life and Executive Accidental Death and Dismemberment Plan (incorporated by reference from Exhibit 10(q) to the Morrison Restaurants Inc. Annual Report on Form 10-K for the fiscal year ended June 3, 1989 (File No. 0-1750)).*

10.37
Morrison Restaurants Inc. Executive Life Insurance Plan (incorporated by reference from Exhibit 10(a)(a) to the Morrison Restaurants Inc. Annual Report on Form 10-K for the fiscal year ended June 4, 1994 (File No. 1-12454)).*

10.38
Form of First Amendment to the Morrison Restaurants Inc. Executive Life Insurance Plan (incorporated by reference from Exhibit 10.25 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 3, 2003 (File No. 1-12454)).*

10.39
Second Amendment (dated as of January 1, 2004) to the Ruby Tuesday Inc. Executive Life Insurance Plan (formerly the Morrison Restaurants Inc. Executive Life Insurance Plan) (incorporated by reference from Exhibit 99.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 (File No. 1-12454)).*

10.40
Ruby Tuesday Inc. Executive Life Insurance Premium Plan dated as of January 1, 2004 (incorporated by reference from Exhibit 99.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 (File No. 1-12454)).*

10.41
First Amendment, dated November 30, 2012, to the Ruby Tuesday Inc. Executive Life Insurance Premium Plan (incorporated by reference from Exhibit 10.6 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 4, 2012 (File No. 1-12454)).*

10.42
Ruby Tuesday, Inc. 1996 Stock Incentive Plan, restated as of September 30, 1999 (incorporated by reference from Exhibit 99.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended September 3, 2000 (File No. 1-12454)).*

10.43
First Amendment, dated as of July 10, 2000, to the restated Ruby Tuesday, Inc. 1996 Stock Incentive Plan (incorporated by reference from Exhibit 99.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended September 3, 2000 (File No. 1-12454)).*

10.44
Ruby Tuesday, Inc. Salary Deferral Plan, amended and restated as of October 7, 2009 (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 1, 2009 (File No. 1-12454)).*

10.45
First Amendment, dated as of April 6, 2011, to the Ruby Tuesday, Inc. Salary Deferral Plan (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 1, 2011 (File No. 1-12454)).*

10.46
Ruby Tuesday, Inc. Deferred Compensation Plan Trust Agreement restated as of June 1, 2001 (incorporated by reference from Exhibit 10.44 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 5, 2001 (File No. 1-12454)).*

10.47
First Amendment, dated as of June 10, 2002, to the Ruby Tuesday, Inc. Deferred Compensation Plan Trust Agreement (incorporated by reference from Exhibit 10.58 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 4, 2002 (File No. 1-12454)).*

10.48
Ruby Tuesday, Inc. Restated Deferred Compensation Plan, dated as of November 26, 2002 (incorporated by reference from Exhibit 99.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 3, 2002 (File No. 1-12454)).*

10.49	Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.1 to Form 8-K filed on January 18, 2005 (File No. 1-12454)).*

10.50
First Amendment, dated as of December 14, 2006, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.6 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 5, 2006 (File No. 1-12454)).*

10.51
Second Amendment, dated as of July 11, 2007, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.40 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 5, 2007 (File No. 1-12454)).*

10.52
Third Amendment, dated as of December 30, 2008, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.3 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 2, 2008 (File No. 1-12454)).*

10.53
Fourth Amendment, dated as of December 31, 2008, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.4 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 2, 2008 (File No. 1-12454)).*

10.54
Fifth Amendment, dated as April 6, 2011, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 1, 2011 (File No. 1-12454)).*

10.55
Sixth Amendment, dated as October 31, 2012, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.5 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 4, 2012 (File No. 1-12454)).*

10.56	Description of Cash Bonus Plan (incorporated by reference to Form 8-K filed on July 14, 2006 (File No. 1-12454)).*

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

10.60
Trust Agreement (dated as of July 23, 2004) between Ruby Tuesday Inc. and U.S. Trust Company, N.A. (incorporated by reference from Exhibit 99.3 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 (File No. 1-12454)).*

10.61
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

10.62
Revolving Credit Agreement, dated as of December 1, 2010, by and among Ruby Tuesday, Inc., the Lenders party hereto, Bank of America, N.A., as Administrative Agent, Issuing Bank, Servicer and Swingline Lender, and Regions Bank, as Syndication Agent (incorporated by reference from Exhibit 10.1 to Form 8-K filed on December 7, 2010 (File No. 1-12454)).

10.63
First Amendment to Revolving Credit Agreement, dated as of July 19, 2011, by and among Ruby Tuesday, Inc., the Lenders party hereto, and Bank of America, N.A., as Administrative Agent, Issuing Bank, Servicer and Swingline Lender (incorporated by reference from Exhibit 10.1 to Form 8-K filed on July 21, 2011 (File No. 1-12454)).

10.64
Second Amendment to Revolving Credit Agreement and Waiver, dated as of May 14, 2012, by and among Ruby Tuesday, Inc., the Lenders party hereto, and Bank of America, N.A., as Administrative Agent for the Lenders (incorporated by reference from Exhibit 10.3 to Form 8-K filed on May 17, 2012 (File No. 1-12454)).

10.65
Third Amendment to Revolving Credit Agreement, dated as of August 10, 2012, by and among Ruby Tuesday, Inc., the Lenders party hereto, and Bank of America, N.A., as Administrative Agent for the Lenders (incorporated by reference from Exhibit 10.1 to Form 8-K filed on August 13, 2012 (File No. 1-12454)).

10.66
Lender Commitment Agreement dated as of July 19, 2011 among Ruby Tuesday, Inc., the Guarantors, Bank of America, N.A., as Administrative Agent and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 10.2 to Form 8-K filed on July 21, 2011 (File No. 1-12454)).

10.67
Lender Commitment Agreement dated as of July 19, 2011 among Ruby Tuesday, Inc., the Guarantors, Bank of America, N.A., as Administrative Agent and PNC Bank, National Association (incorporated by reference from Exhibit 10.3 to Form 8-K filed on July 21, 2011 (File No. 1-12454)).

10.68
Lender Commitment Agreement dated as of July 19, 2011 among Ruby Tuesday, Inc., the Guarantors, Bank of America, N.A., as Administrative Agent and Fifth Third Bank (incorporated by reference from Exhibit 10.3 to Form 8-K filed on July 21, 2011 (File No. 1-12454)).

10.69
Lender Commitment Agreement dated as of July 19, 2011 among Ruby Tuesday, Inc., the Guarantors, Bank of America, N.A., as Administrative Agent and US Bank National Association (incorporated by reference from Exhibit 10.3 to Form 8-K filed on July 21, 2011 (File No. 1-12454)).

10.70	Purchase Agreement, dated as of May 7, 2012 (incorporated by reference from Exhibit 10.1 to Form 8-K filed on May 9, 2012 (File No. 1-12454)).

10.71
Indenture, dated as of May 14, 2012, by and among Ruby Tuesday, Inc., the Guarantors party hereto, and Wells Fargo, National Association, as Trustee (incorporated by reference from Exhibit 10.1 to Form 8-K filed on May 17, 2012 (File No. 1-12454)).

10.72	Registration Rights Agreement, dated as of May 14, 2012 (incorporated by reference from Exhibit 10.2 to Form 8-K filed on May 17, 2012 (File No. 1-12454)).

10.73	Pledge Agreement, dated as of May 14, 2012 (incorporated by reference from Exhibit 10.4 to Form 8-K filed on May 17, 2012 (File No. 1-12454)).

10.74
Indenture, dated January 9, 2013, to the Ruby Tuesday, Inc. Cafeteria Plan (incorporated by reference from Exhibit 10.3 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 4, 2012 (File No. 1-12454)).*

10.75
Executive Compensation Committee Resolution Authorizing Termination of Ruby Tuesday, Inc. Group Health Care Plan Trust (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 5, 2013 (File No. 1-12454)).*

10.76
Form of Indemnification Agreement, dated April 7, 2010 (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 2, 2010 (File No. 1-12454)).

10.77
Agreement, dated June 30, 2011, by and among Ruby Tuesday, Inc., and Steven R. Becker, Matthew A. Drapkin, Becker Drapkin Partners (QP), L.P., Becker Drapkin Partners, L.P., BD Partners III, L.P., Becker Drapkin Management, L.P., and BC Advisors, LLC (incorporated by reference from Exhibit 10.1 to Form 8-K filed on July 1, 2011 (File No. 1-12454)).

10.78
Agreement, dated June 30, 2011, by and among Ruby Tuesday, Inc., and Double Black Diamond Offshore Ltd., Black Diamond Offshore Ltd., Carlson Capital, L.P., Asgard Investment Corp., and Clint D. Carlson (incorporated by reference from Exhibit 10.2 to Form 8-K filed on July 1, 2011 (File No. 1-12454)).

10.79
Ruby Tuesday, Inc. Severance Pay Plan, amended and restated as of January 5, 2011 (incorporated by reference from Exhibit 10.3 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2010 (File No. 1-12454)).*

10.80	First Amendment, dated as of August 23, 2011, to the Ruby Tuesday, Inc. Severance Pay Plan (incorporated by reference from Exhibit 10.5 to Form 8-K filed on August 29, 2011 (File No. 1-12454)).*

10.81
Second Amendment, dated as of January 9, 2013, to the Ruby Tuesday, Inc. Severance Pay Plan (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 4, 2012 (File No. 1-12454)).*

10.82
Employment Agreement, dated as of November 16, 2012, by and between Ruby Tuesday, Inc. and James J. Buettgen (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 4, 2012 (File No. 1-12454)).*

10.83
Separation Agreement, dated as of April 30, 2012, by and between Ruby Tuesday, Inc. and Michael O. Moore (incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 26, 2012 (File No. 1-12454)).*

10.84
Transition Agreement, dated as of June 6, 2012, by and between Ruby Tuesday, Inc. and Samuel E. Beall, III. (incorporated by reference from Exhibit 10.79 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 5, 2012 (File No. 1-12454)).*

10.85
Ruby Tuesday, Inc. Executive Compensation Clawback Policy, dated as of July 22, 2010 (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended August 31, 2011 (File No, 1-12454)).*

10.86
Ruby Tuesday, Inc. 2010 Executive Incentive Compensation Plan (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended August 31, 2011 (File No, 1-12454)).*

12.1	Statement regarding computation of Consolidated Ratio of Earnings to Fixed Charges.+

21.1	Subsidiaries of Ruby Tuesday, Inc.+

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.+

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

101.INS	XBRL Instance Document.+

101.SCH	XBRL Schema Document.+

101.CAL	XBRL Calculation Linkbase Document.+

101.DEF	XBRL Definition Linkbase Document.+

101.LAB	XBRL Labels Linkbase Document.+

101.PRE	XBRL Presentation Linkbase Document.+