Form 10-Q
period 2013-09-03
RUBY TUESDAY INC
filed 2013-10-10
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  September 3, 2013

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

61,384,027
(Number of shares of common stock, $0.01 par value, outstanding as of October 7, 2013)

RUBY TUESDAY, INC.

Special Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains various forward-looking statements, which represent our expectations or beliefs concerning future events, including one or more of the following:  future financial performance and restaurant growth (both Company-owned and franchised), future capital expenditures, future borrowings and repayments of debt, availability of financing on terms attractive to the Company, compliance with financial covenants in our debt instruments, payment of dividends, stock and bond repurchases, restaurant acquisitions, and changes in senior management and in the Board of Directors.  We caution the reader that a number of important factors and uncertainties could, individually or in the aggregate, cause our actual results to differ materially from those included in the forward-looking statements (such statements include, but are not limited to, statements relating to cost savings that we estimate may result from any programs we implement, our estimates of future capital spending and free cash flow, our targets for annual growth in same-restaurant sales and average annual sales per restaurant, and the benefits of our television marketing), including, without limitation, the following:

•	general economic conditions;

•	changes in promotional, couponing and advertising strategies;

•	changes in our customers’ disposable income;

•	consumer spending trends and habits;

•	increased competition in the restaurant market;

•	laws and regulations affecting labor and employee benefit costs, including further potential increases in state and federally mandated minimum wages, and healthcare reform;

•	customers’ acceptance of changes in menu items;

•	changes in the availability and cost of capital;

•	potential limitations imposed by debt covenants under our debt instruments;

•	mall-traffic trends;

•	weather conditions in the regions in which Company-owned and franchised restaurants are operated;

•	costs and availability of food and beverage inventory;

•	our ability to attract and retain qualified managers, franchisees and team members;

•	customers’ acceptance of our development prototypes and remodeled restaurants;

•	impact of adoption of new accounting standards;

•	impact of food-borne illnesses resulting from an outbreak at either one of our restaurant concepts or other competing restaurant concepts;

•	effects of actual or threatened future terrorist attacks in the United States; and

•	significant fluctuations in energy prices.

PART I — FINANCIAL INFORMATION
ITEM 1.
RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	SEPTEMBER 3,	JUNE 4,
	2013	2013

Assets	(NOTE A)
Current assets:
Cash and cash equivalents	$35,853	$52,907
Accounts receivable	4,541	4,834
Inventories:
Merchandise	19,340	21,779
China, silver and supplies	9,428	9,093
Income tax receivable	3,334	1,900
Deferred income taxes	6,164	7,296
Prepaid rent and other expenses	14,097	14,180
Assets held for sale	8,076	9,175
Total current assets	100,833	121,164

Property and equipment, net	845,031	859,830
Other assets	61,225	62,189
Total assets	$1,007,089	$1,043,183

Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable	$23,865	$14,964
Accrued liabilities:
Taxes, other than income and payroll	12,187	11,311
Payroll and related costs	19,922	25,425
Insurance	8,684	9,095
Deferred revenue – gift cards	14,246	13,454
Rent and other	30,908	22,896
Current portion of long-term debt, including capital leases	6,130	8,487
Total current liabilities	115,942	105,632

Long-term debt and capital leases, less current maturities	268,530	290,515
Deferred income taxes	4,543	5,753
Deferred escalating minimum rent	47,759	46,892
Other deferred liabilities	72,582	77,556
Total liabilities	509,356	526,348

Commitments and contingencies (Note N)

Shareholders’ equity:
Common stock, $0.01 par value; (authorized: 100,000 shares;
issued: 61,372 shares at 9/03/13; 61,248 shares at 6/04/13)	614	612
Capital in excess of par value	70,256	67,596
Retained earnings	437,330	459,572
Deferred compensation liability payable in
Company stock	690	1,094
Company stock held by Deferred Compensation Plan	(690)	(1,094)
Accumulated other comprehensive loss	(10,467)	(10,945)
Total shareholders’ equity	497,733	516,835

Total liabilities & shareholders’ equity	$1,007,089	$1,043,183

                   The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS)/INCOME
(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	THIRTEEN WEEKS ENDED
	SEPTEMBER 3, 2013	SEPTEMBER 4, 2012

	(NOTE A)
Revenue:
Restaurant sales and operating revenue	$ 288,092	$ 326,267
Franchise revenue	1,582	1,656
	289,674	327,923
Operating costs and expenses:
Cost of merchandise	79,938	87,863
Payroll and related costs	102,733	107,192
Other restaurant operating costs	67,534	65,854
Depreciation	14,209	15,011
Selling, general and administrative, net	37,015	43,007
Closures and impairments	8,033	1,087
Interest expense, net	6,753	6,790
Loss on extinguishment of debt	511	–
	316,726	326,804

(Loss)/income from continuing operations before income taxes	(27,052)	1,119
Benefit for income taxes from continuing operations	(5,153)	(1,955)
(Loss)/income from continuing operations	(21,899)	3,074

Loss from discontinued operations, net of tax	(343)	(475)
Net (loss)/income	$ (22,242)	$ 2,599

Other comprehensive income:
Pension liability reclassification, net of tax	478	380
Total comprehensive (loss)/income	$ (21,764)	$ 2,979

Basic (loss)/earnings per share:
(Loss)/income from continuing operations	$ (0.36)	$ 0.05
Loss from discontinued operations	(0.01)	(0.01)
Net (loss)/earnings per share	$ (0.37)	$ 0.04

Diluted (loss)/earnings per share:
(Loss)/income from continuing operations	$ (0.36)	$ 0.05
Loss from discontinued operations	(0.01)	(0.01)
Net (loss)/earnings per share	$ (0.37)	$ 0.04

Weighted average shares:
Basic	60,026	62,813
Diluted	60,026	62,956

Cash dividends declared per share	$ –	$ –

                 The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

(UNAUDITED)
	THIRTEEN WEEKS ENDED
	SEPTEMBER 3, 2013	SEPTEMBER 4, 2012

	(NOTE A)
Operating activities:
Net (loss)/income	$ (22,242)	$ 2,599
Adjustments to reconcile net (loss)/income to net cash
provided by operating activities:
Depreciation	14,209	15,392
Amortization of intangibles	665	839
Deferred income taxes	(79)	(9,041)
Loss on impairments, including disposition of assets	5,494	441
Share-based compensation expense	1,704	851
Excess tax benefits from share-based compensation	(256)	(1)
Amortization of deferred gain on sale-leaseback transactions	(262)	(143)
Other	1,024	23
Changes in operating assets and liabilities:
Receivables	428	(3,721)
Inventories	2,104	(6,393)
Income taxes	(1,434)	2,623
Prepaid and other assets	(22)	(1,638)
Accounts payable, accrued and other liabilities	7,531	9,371
Net cash provided by operating activities	8,864	11,202

Investing activities:
Purchases of property and equipment	(11,159)	(6,360)
Proceeds from sale-leaseback transactions, net	5,637	19,286
Proceeds from disposal of assets	2,548	5
Insurance proceeds from property claims	218	–
Reductions in Deferred Compensation Plan assets	130	127
Other, net	(143)	(227)
Net cash (used)/provided by investing activities	(2,769)	12,831

Financing activities:
Principal payments on long-term debt	(24,284)	(4,474)
Stock repurchases	(540)	(2,346)
Proceeds from exercise of stock options	1,419	90
Excess tax benefits from share-based compensation	256	1
Net cash used by financing activities	(23,149)	(6,729)

(Decrease)/increase in cash and cash equivalents	(17,054)	17,304
Cash and cash equivalents:
Beginning of year	52,907	48,184
End of quarter	$ 35,853	$ 65,488

Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amount capitalized	$ 2,176	$ 1,683
Income taxes, net	$ 74	$ 238
Significant non-cash investing and financing activities:
Retirement of fully depreciated assets	$ 6,101	$ 12,614
Reclassification of properties to assets held for sale	$ 1,643	$ 3,298

                 The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we,” and/or “our”), owns and operates Ruby Tuesday® casual dining and Lime Fresh Mexican Grill® (“Lime Fresh”) fast casual restaurants.  We also franchise the Ruby Tuesday and Lime Fresh concepts in selected domestic and international markets.  The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Operating results for the 13-week period ended September 3, 2013 are not necessarily indicative of results that may be expected for the 52-week year ending June 3, 2014.

The Condensed Consolidated Balance Sheet at June 4, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  We made certain reclassifications to prior year amounts in our Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income to reclassify the results of operations of our discontinued concepts as discontinued operations for all periods presented.

For further information, refer to the consolidated financial statements and footnotes thereto included in RTI’s Annual Report on Form 10-K for the fiscal year ended June 4, 2013.

NOTE B – (LOSS)/EARNINGS PER SHARE AND STOCK REPURCHASES

Basic (loss)/earnings per share is computed by dividing net (loss)/income by the weighted average number of common shares outstanding during each period presented.  Diluted (loss)/earnings per share gives effect to stock options and restricted stock outstanding during the applicable periods, if dilutive.  The following table reflects the calculation of weighted-average common and dilutive potential common shares outstanding as presented in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income (in thousands):

	Thirteen weeks ended
	September 3, 2013	September 4, 2012
(Loss)/income from continuing operations	$(21,899)	$3,074
Loss from discontinued operations	(343)	(475)
Net (loss)/income	$(22,242)	$2,599

Weighted-average common shares outstanding	60,026	62,813
Dilutive effect of stock options and restricted stock	–	143
Weighted average common and dilutive potential
common shares outstanding	60,026	62,956

(Loss)/earnings per share – Basic
(Loss)/income from continuing operations	$(0.36)	$0.05
Loss from discontinued operations	(0.01)	(0.01)
Net (loss)/earnings per share	$(0.37)	$0.04

(Loss)/earnings per share – Diluted
(Loss)/income from continuing operations	$(0.36)	$0.05
Loss from discontinued operations	(0.01)	(0.01)
Net (loss)/earnings per share	$(0.37)	$0.04

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

	Thirteen weeks ended
	September 3, 2013	September 4, 2012
Stock options	3,114*	2,068
Restricted shares	1,246*	1,105
Total	4,360*	3,173
*Due to a net loss from continuing operations for the 13 weeks ended September 3, 2013, all outstanding share-based awards were excluded from the computation of diluted loss per share.

During the first quarter of fiscal 2014, we repurchased 0.1 million shares of our common stock at a cost of $0.5 million.  As of September 3, 2013, the total number of remaining shares authorized by our Board of Directors to be repurchased was 11.8 million.  All shares repurchased during the current quarter were cancelled as of September 3, 2013.

NOTE C – FRANCHISE PROGRAMS

As of September 3, 2013, our domestic and international franchisees collectively operated 75 Ruby Tuesday restaurants and eight Lime Fresh restaurants.  We do not own any equity interest in our franchisees.

Under the terms of the franchise operating agreements, we charge a royalty fee (generally 4.0% of monthly sales) and require all domestic franchisees to contribute a percentage, 0.5% as of September 3, 2013, of monthly gross sales to a national advertising fund formed to cover their pro rata portion of the production and airing costs associated with our national advertising campaign.  Under the terms of those agreements, we can charge up to 3.0% of monthly gross sales for this national advertising fund.

Advertising amounts received from domestic franchisees are considered by RTI to be reimbursements, recorded on an accrual basis as earned, and have been netted against selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income.

In addition to the advertising fee discussed above, our franchise agreements allow us to charge up to a 2.0% support service fee and a 1.5% marketing and purchasing fee.  For the 13 weeks ended September 3, 2013 and September 4, 2012, we recorded $0.3 million for both periods, in support service and marketing and purchasing fees, which were an offset to Selling, general and administrative, net in our Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income.

NOTE D – DISCONTINUED OPERATIONS

In an effort to focus primarily on the successful sales turnaround of our core Ruby Tuesday concept and secondly, to improve the financial performance of our Lime Fresh concept, we closed all 13 Marlin & Ray’s restaurants, the Company’s one Wok Hay restaurant, and our two Truffles restaurants during the fourth quarter of fiscal 2013.  We have classified the results of operations of our Company-owned Marlin & Ray’s, Wok Hay, and Truffles concepts as discontinued operations for all periods presented.  The results of operations of our discontinued operations are as follows (in thousands):

	Thirteen weeks ended
	September 3, 2013	September 4, 2012
Restaurant sales and operating revenue	$–	$4,998
Loss before income taxes	$(528)	$(848)
Benefit for income taxes	(185)	(373)
Loss from discontinued operations	$(343)	$(475)

As of September 3, 2013 and June 4, 2013, we had $1.3 million and $2.8 million, respectively, of assets associated with the closed concept restaurants, which are included in Property and equipment, net in our

Condensed Consolidated Balance Sheets. Additionally, included within Assets held for sale in our September 3, 2013 and June 4, 2013 Condensed Consolidated Balance Sheet are $5.6 million and $4.2 million, respectively, of assets associated with the closed concept restaurants. See Note I to the Condensed Consolidated Financial Statements for a discussion of closed restaurant lease reserves as of September 3, 2013 and June 4, 2013 associated with the closed concept restaurants.

NOTE E – ACCOUNTS RECEIVABLE

Accounts receivable – current consist of the following (in thousands):
	September 3, 2013	June 4, 2013

Rebates receivable	$970	$874
Amounts due from franchisees	1,219	917
Other receivables	2,352	3,043
	$4,541	$4,834

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

As of September 3, 2013 and June 4, 2013, Other receivables consisted primarily of amounts due for third-party gift card sales ($0.9 million and $1.8 million, respectively), amounts due from landlords ($0.4 million and $0.5 million, respectively), and amounts due from our distributor ($0.5 million and $0.4 million, respectively).

NOTE F – INVENTORIES

Our merchandise inventory was $19.3 million and $21.8 million as of September 3, 2013 and June 4, 2013, respectively.  In order to ensure adequate supply and competitive pricing, we have historically purchased lobster in advance of our needs and stored it in third-party facilities prior to our distributor taking possession of the inventory.  The decrease in merchandise inventory from the end of the prior fiscal year is due primarily to a reduction in lobster inventory as we have suspended the advance purchasing of lobster in order to utilize the lobster that is currently on hand.

NOTE G – PROPERTY, EQUIPMENT, ASSETS HELD FOR SALE, OPERATING LEASES, AND SALE-LEASEBACK TRANSACTIONS

Property and equipment, net, is comprised of the following (in thousands):

	September 3, 2013	June 4, 2013
Land	$219,498	$222,385
Buildings	444,181	448,681
Improvements	393,447	402,371
Restaurant equipment	258,986	260,576
Other equipment	89,536	91,351
Construction in progress and other*	22,257	23,080
	1,427,905	1,448,444
Less accumulated depreciation	582,874	588,614
	$845,031	$859,830

* Included in Construction in progress and other as of September 3, 2013 and June 4, 2013 are $14.7 million and $14.8 million, respectively, of assets held for sale that are not classified as such in the

Condensed Consolidated Balance Sheets as we do not expect to sell these assets within the next 12 months. These assets primarily consist of parcels of land upon which we have no intention to build restaurants.

Included within the current assets section of our Condensed Consolidated Balance Sheets at September 3, 2013 and June 4, 2013 are amounts classified as held for sale totaling $8.1 million and $9.2 million, respectively.  Assets held for sale primarily consist of parcels of land upon which we have no intention to build restaurants, land and buildings of closed restaurants, and various liquor licenses.  During the 13 weeks ended September 3, 2013, we sold surplus properties with carrying values of $2.6 million at a $0.1 million net loss.  Cash proceeds, net of broker fees, from these sales totaled $2.5 million.  During the 13 weeks ended September 4, 2012, we did not sell any properties other than the sale-leaseback transactions discussed below.

Approximately 56% of our 724 restaurants are located on leased properties.  Of these, approximately 67% are land leases only; the other 33% are for both land and building.  The initial terms of these leases expire at various dates over the next 23 years.  These leases may also contain required increases in minimum rent at varying times during the lease term and have options to extend the terms of the leases at a rate that is included in the original lease agreement.  Most of our leases require the payment of additional (contingent) rent that is based upon a percentage of restaurant sales above agreed upon sales levels for the year.  These sales levels vary for each restaurant and are established in the lease agreements.  We recognize contingent rental expense (in annual as well as interim periods) prior to the achievement of the specified target that triggers the contingent rental expense, provided that achievement of that target is considered probable.

During the 13 weeks ended September 3, 2013 and September 4, 2012, we completed sale-leaseback transactions of the land and building for three and nine Company-owned Ruby Tuesday concept restaurants, respectively, for gross cash proceeds of $5.9 million and $20.2 million, respectively, exclusive of transaction costs of approximately $0.3 million and $1.0 million, respectively.  Equipment was not included.  The carrying value of the properties sold was $4.8 million and $14.2 million, respectively.  The leases have been classified as operating leases and have initial terms of 15 years, with renewal options of up to 20 years following a rent reset based on fair market value at the end of the initial term.  Net proceeds from fiscal 2013 and 2014’s sale-leaseback transactions have been used for general corporate purposes, including debt payments and the repurchase of shares of our common stock.

We realized gains on these transactions during the 13 weeks ended September 3, 2013 and September 4, 2012 of $0.8 million and $5.0 million, respectively, which have been deferred and are being recognized on a straight-line basis over the initial terms of the leases.  The current portion of the deferred gains on all sale-leaseback transactions to date was $1.1 million and $1.0 million as of September 3, 2013 and June 4, 2013, respectively, and is included in Accrued liabilities – Rent and other in our Condensed Consolidated Balance Sheets.  The long-term portion of the deferred gains on all sale-leaseback transactions to date was $13.8 million and $13.2 million as of September 3, 2013 and June 4, 2013, respectively, and is included in Other deferred liabilities in our Condensed Consolidated Balance Sheets.  Amortization of the deferred gains of $0.3 million and $0.1 million is included within Other restaurant operating costs in our Condensed Consolidated Statement of Operations and Comprehensive (Loss)/Income for the 13 weeks ended September 3, 2013 and September 4, 2012, respectively.

NOTE H – LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

	September 3, 2013	June 4, 2013

Senior unsecured notes	$222,113	$235,000
Unamortized discount	(2,834)	(3,083)
Senior unsecured notes less unamortized discount	219,279	231,917
Revolving credit facility	–	–
Mortgage loan obligations	55,171	66,883
Capital lease obligations	210	202
	274,660	299,002
Less current maturities	6,130	8,487
	$268,530	$290,515

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

Interest on the Senior Notes is calculated at 7.625% per annum, payable semiannually on each May 15 and November 15, to holders of record on the May 1 or November 1 immediately preceding the interest payment date.  Accrued interest on the Senior Notes and our other long-term debt and capital lease obligations is included in Accrued liabilities – Rent and other in our Condensed Consolidated Balance Sheets.  The Senior Notes mature on May 15, 2020.

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

On August 10, 2012, we entered into the third amendment to our five-year revolving credit agreement (the “Credit Facility” discussed below) which, among other things, allows us to repurchase up to $15.0 million of the Senior Notes in any fiscal year.  During the 13 weeks ended September 3, 2013, we repurchased $12.9 million of the Senior Notes for $13.0 million plus $0.2 million of accrued interest.  We realized a loss of $0.5 million on these transactions.  The balance on the Senior Notes was $222.1 million at September 3, 2013 as a result of these repurchases.

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

Under the terms of the Credit Facility, we had no borrowings outstanding at either September 3, 2013 or June 4, 2013.  After consideration of letters of credit outstanding, we had $187.6 million available under the Credit Facility as of September 3, 2013.

The Credit Facility contains a number of customary affirmative and negative covenants that, among others, limit or restrict our ability to incur liens, engage in mergers or other fundamental changes, make acquisitions, investments, loans and advances, pay dividends or other distributions, sell or otherwise dispose of certain assets, engage in certain transactions with affiliates, enter into burdensome agreements or certain hedging agreements, amend organizational documents, change accounting practices, incur additional indebtedness and prepay other indebtedness.  In addition, under the Credit Facility, we are required to comply with financial covenants relating to the maintenance of a maximum leverage ratio and a minimum fixed charge coverage ratio and we were in compliance with these financial covenants as of September 3, 2013.  The terms of the Credit Facility require us to maintain a maximum leverage ratio of no more than  4.25 to 1.0 and a minimum fixed charge coverage ratio of 1.75 to 1.0 through and including the fiscal quarter ending June 3, 2014 and 1.85 to 1.0 thereafter.

The Credit Facility terminates on December 1, 2015.  Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Facility and any ancillary loan documents.

As further discussed in Note R to the Condensed Consolidated Financial Statements, as of the date of this filing we are in the process of finalizing a four-year $50.0 million revolving credit agreement (the “New Credit Facility”) which will replace the Credit Facility.  We will have additional covenant flexibility under the New Credit Facility which will enable us to make the necessary long-term investments in our business with less covenant pressure in the near term as we implement our brand repositioning.  We are currently in compliance with our debt covenants.  Under current Company and industry conditions, however, absent closing on the New Credit Facility, we anticipate that, at some point during the next twelve months, we will likely be in violation of our minimum fixed charge coverage ratio.  An event of default on our Credit Facility would trigger a similar event of default on our mortgage loan obligations and could trigger an event of default on the Senior Notes.  In the event of default, there is no assurance that our lenders will waive any future covenant violations or agree to any future amendments of our Credit Facility.

Our $55.2 million in mortgage loan obligations as of September 3, 2013 consists of various loans acquired upon franchise acquisitions.  These loans, which mature between January 2015 and November 2022, have balances which range from $0.2 million to $7.9 million and interest rates of 7.60% to 10.92%.  Many of the properties acquired from franchisees collateralize the loans outstanding.

NOTE I – CLOSURES AND IMPAIRMENTS EXPENSE

Closures and impairments expense includes the following for the thirteen weeks ended September 3, 2013 and September 4, 2012 (in thousands):
	September 3, 2013	September 4, 2012

Closures and impairments from continuing operations
Property impairments	$4,930	$448
Closed restaurant lease reserves	2,595	474
Other closing expense	468	256
Loss/(gain) on sale of surplus properties	40	(91)
Closures and impairments, net	$8,033	$1,087

Closures and impairments from discontinued operations	$518	$37

A rollforward of our reserve for future lease obligations associated with closed properties is as follows (in thousands):

	Reserve for Lease Obligations
	Continuing Operations	Discontinued Concepts	Total
Balance at June 4, 2013	$6,417	$2,310	$8,727
Closing expense including rent and other lease charges	2,595	197	2,792
Payments	(871)	(269)	(1,140)
Other adjustments	105	–	105
Balance at September 3, 2013	$8,246	$2,238	$10,484

For the remainder of fiscal 2014 and beyond, our focus will be on obtaining settlements on as many of these leases as possible and these settlements could be higher or lower than the amounts recorded.  The actual amount of any cash payments made by the Company for lease contract termination costs will be dependent upon ongoing negotiations with the landlords of the leased restaurant properties.

At September 3, 2013, we had 48 restaurants that had been open more than one year with rolling 12-month negative cash flows of which 32 have been impaired to salvage value.  Of the 16 which remained, we reviewed the plans to improve cash flows at each of the restaurants and determined that no impairment was necessary.  The remaining net book value of these 16 restaurants, eight of which are located on owned properties, was $18.7 million at September 3, 2013.

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

Minimum funding for the Retirement Plan is determined in accordance with the guidelines set forth in employee benefit and tax laws.  From time to time we may contribute additional amounts as we deem appropriate.  We estimate that we will be required to make contributions totaling $0.4 million to the Retirement Plan during the remainder of fiscal 2014.

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

The following tables detail the components of net periodic benefit costs and the amounts recognized in our Condensed Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the “Pension Plans”) and the Postretirement Medical and Life Benefits plans (in thousands):
	Pension Benefits
	Thirteen weeks ended
	September 3, 2013	September 4, 2012
Service cost	$ 89	$ 115
Interest cost	434	525
Expected return on plan assets	(111)	(102)
Amortization of prior service cost (a)	–	26
Recognized actuarial loss	428	565
Net periodic benefit cost	$ 840	$ 1,129

	Postretirement Medical and Life Benefits
	Thirteen weeks ended
	September 3, 2013	September 4, 2012
Service cost	$ 3	$ 3
Interest cost	17	15
Amortization of prior service cost (a)	(11)	(14)
Recognized actuarial loss	61	53
Net periodic benefit cost	$ 70	$ 57
(a)	Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

We also sponsor two defined contribution retirement savings plans. Information regarding these plans is included in our Annual Report on Form 10-K for the fiscal year ended June 4, 2013.

Executive Separation
On June 7, 2013, our then Executive Vice President, Chief Operations Officer separated employment with the Company.  During the 13 weeks ended September 3, 2013, we recorded severance expense of $0.9 million in connection with the separation agreement for the former executive, which represents obligations pursuant to the Ruby Tuesday, Inc. Severance Pay Plan (the “Severance Plan”) of two times base salary.  Of this amount, $0.5 million was paid to the former executive during the 13 weeks ended September 3, 2013, and the remaining $0.4 million will be paid subject to six-month delay in accordance with the Severance Plan.

NOTE K – INCOME TAXES

Under Accounting Standards Codification 740 (“ASC 740”), companies are required to apply their estimated annual tax rate on a year-to-date basis in each interim period.  Under ASC 740, companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable.  In this situation, the interim tax rate should be based on the actual year-to-date results.  Due to changes in our projections, which have fluctuated as we work through our brand repositioning, a reliable projection of our annual effective rate has been difficult to determine.  As such, we recorded a tax benefit for the first quarter of fiscal 2014 based on the actual year-to-date results, in accordance with ASC 740.

We recorded a tax benefit from continuing operations of $5.2 million during the first quarter of fiscal 2014, compared to $2.0 million in the prior year quarter, to reflect the current benefit of federal and certain state net operating loss carrybacks as well as the recognition of unrecognized tax benefits.  The change in income taxes is attributable to lower pre-tax income for the current quarter as compared to the same quarter of the prior year offset by an increase in the valuation allowance for deferred tax assets as discussed below.

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

Through the third quarter of fiscal 2013, we had concluded that objective and subjective positive evidence outweighed negative evidence, and concluded it was more likely than not to realize all of our federal and most of our state deferred tax assets, except for loss carryforwards in certain states that have had cumulative losses due to our state tax planning strategies and/or relatively short carryforward periods and annual limits on how much loss carryforward can be used to offset future taxable income.   During the fourth quarter of fiscal 2013, we recorded a valuation allowance following the conclusion that the negative evidence outweighed the positive evidence.

Our valuation allowance totaled $31.5 million and $24.6 million as of September 3, 2013 and June 4, 2013, respectively.  Netted against our tax benefit from continuing operations was a charge of $7.3 million representing the amount reserved for the increase in deferred tax assets during the quarter which primarily related to general business credit carryforwards and state net operating loss carryforwards.

We had a liability for unrecognized tax benefits, exclusive of accrued interest and penalties, of $9.0 million and $13.0 million as of September 3, 2013 and June 4, 2013, respectively.  As of September 3, 2013 and June 4, 2013, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate was $3.6 million and $3.5 million, respectively.  The liability for unrecognized tax benefits as of September 3, 2013 includes $1.1 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations and negotiations with tax authorities.

Interest and penalties related to unrecognized tax benefits are recognized as components of income tax expense.  As of September 3, 2013 and June 4, 2013, we had accrued $0.9 million for both periods for the payment of interest and penalties.  During the first quarter of fiscal 2013, accrued interest and penalties increased by an insignificant amount.

At September 3, 2013, we are no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2010, and with few exceptions, state and local examinations by tax authorities prior to fiscal year 2009.

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

All options awarded under the Directors’ Plan have been at the fair market value at the time of grant.  A committee, appointed by the Board of Directors, administers the Directors’ Plan.  At September 3, 2013, we had reserved 13,000 shares of common stock under the Directors’ Plan, 12,000 of which were subject to options outstanding, for a net of 1,000 shares of common stock currently available for issuance under the Directors’ Plan.  As discussed in Note R to the Condensed Consolidated Financial Statements, subsequent to September 3, 2013 our shareholders approved an amendment to the Ruby Tuesday, Inc. Stock Incentive Plan to allow for the participation of non-employee directors.

The Ruby Tuesday, Inc. Stock Incentive Plan and the Ruby Tuesday, Inc. 1996 Stock Incentive Plan
A committee, appointed by the Board of Directors, administers the Ruby Tuesday, Inc. Stock Incentive Plan (“SIP”) and the Ruby Tuesday, Inc. 1996 Stock Incentive Plan (“1996 SIP”), and has full authority in its discretion to determine the key employees and officers to whom share-based incentives are granted and the terms and provisions of share-based incentives.  Option grants under the SIP and 1996 SIP can have varying vesting provisions and exercise periods as determined by such committee.  A majority of currently outstanding options granted under the SIP and 1996 SIP vest within three years following the date of grant and expire seven years after the date of grant.  The SIP and 1996 SIP permit the committee to make awards of shares of common stock, awards of stock options or other derivative securities related to the value of the common stock, and certain cash awards to eligible persons.  These discretionary awards may be made on an individual basis or for the benefit of a group of eligible persons.  All options awarded under the SIP and 1996 SIP have been awarded with an exercise price equal to the fair market value at the time of grant.

At September 3, 2013, we had reserved a total of 4,906,000 and 151,000 shares of common stock for the SIP and 1996 SIP, respectively.  Of the reserved shares at September 3, 2013, 2,248,000 and 102,000 were subject to options outstanding for the SIP and 1996 SIP, respectively.  Stock option exercises are settled with the issuance of new shares.  Net shares of common stock available for issuance at September 3, 2013 under the SIP and 1996 SIP were 2,658,000 and 49,000, respectively.  As discussed in Note R to the Condensed Consolidated Financial Statements, subsequent to September 3, 2013 our shareholders approved an amendment to the SIP allowing non-employee directors to participate in the SIP.

Stock Options
The following table summarizes the activity in options for the 13 weeks ended September 3, 2013 under these stock option plans (in thousands, except per-share data):

		Weighted Average
	Options	Exercise Price
Service-based vesting:
Balance at June 4, 2013	1,911	$8.27
Granted	601	9.34
Exercised	(218)	6.51
Forfeited	–	–
Balance at September 3, 2013	2,294	$8.72
Exercisable	1,190	$8.79

Market-based vesting:
Balance at June 4, 2013	250	$7.81
Granted	570	9.34
Balance at September 3, 2013	820	$8.87
Exercisable	–	$–

At September 3, 2013, there was approximately $5.3 million of unrecognized pre-tax compensation expense related to non-vested stock options.  This cost is expected to be recognized over a weighted-average period of 1.9 years.

During the first quarter of fiscal 2014, we granted 601,000 service-based stock options to certain employees under the terms of the SIP.  The stock options awarded vest in equal annual installments over a three-year period following grant of the award, and have a maximum life of seven years.  There are no performance-based vesting requirements associated with these stock options.

Additionally, during the current quarter we granted 570,000 market-based stock options to certain employees under the terms of the SIP.  The stock options vest if a share of our common stock appreciates to $14 per share or more for a period of 20 consecutive trading days on or before December 3, 2015.  The stock options have a maximum life of seven years.

Restricted Stock
The following table summarizes our restricted stock activity for the 13 weeks ended September 3, 2013 (in thousands, except per-share data):
		Weighted-Average
	Restricted	Grant-Date
Performance-based vesting:	Stock	Fair Value
Non-vested at June 4, 2013	356	$ 7.06
Granted	–	–
Vested	(9)	7.87
Forfeited	(269)	6.81
Non-vested at September 3, 2013	78	$ 7.82

		Weighted-Average
	Restricted	Grant-Date
Service-based vesting:	Stock	Fair Value
Non-vested at June 4, 2013	1,136	$ 7.92
Granted	344	9.27
Vested	(200)	8.47
Forfeited	(112)	9.06
Non-vested at September 3, 2013	1,168	$ 8.12

The fair values of the restricted stock awards reflected above were based on the fair market value of our common stock at the time of grant.  At September 3, 2013, unrecognized compensation expense related to restricted stock grants expected to vest totaled approximately $6.9 million and will be recognized over a weighted average vesting period of approximately 1.9 years.

During the first quarter of fiscal 2014, we granted 344,000 shares of service-based restricted stock to certain employees under the terms of the SIP and 1996 SIP, 186,000 of which will cliff vest 2.5 years following the grant date and 158,000 of which will vest in three equal installments over a three-year period following the date of grant.

Also during the first quarter of fiscal 2014, the Executive Compensation Committee of the Board of Directors determined that the performance condition was not achieved for 269,000 shares of performance-based restricted stock granted in fiscal 2013.  As a result, 235,000 shares of restricted stock were cancelled and returned to the pool of shares available for grant under the SIP and 1996 SIP and 34,000 shares of restricted stock awarded to our President and Chief Executive Officer were cancelled and retired.

NOTE M – SEGMENT REPORTING

Our President and Chief Executive Officer, who is our chief operating decision maker, with the assistance of our senior management, reviews discrete financial information for both the Ruby Tuesday and Lime Fresh restaurant concepts to assess performance and allocate resources.  We consider the Ruby Tuesday and Lime Fresh concepts to be our reportable segments as we do not believe they have similar economic and other characteristics to be aggregated into a single reportable segment.  Financial results by reportable segment for the 13 weeks ended September 3, 2013 and September 4, 2012 are as follows (in thousands):

	Thirteen weeks ended
	September 3, 2013	September 4, 2012
Revenues:
Ruby Tuesday concept	$284,022	$323,827
Lime Fresh concept	5,652	4,096
Total revenues	$289,674	$327,923

Segment profit:
Ruby Tuesday concept	$9,851	$29,547
Lime Fresh concept	(2,454)	(319)
Total segment profit	$7,397	$29,228

Depreciation and amortization:
Ruby Tuesday concept	$13,792	$14,759
Lime Fresh concept	499	519
Support center and other	583	572
Total depreciation and amortization	$14,874	$15,850

Capital expenditures:
Ruby Tuesday concept	$8,242	$3,635
Lime Fresh concept	2,366	1,316
Support center and other	551	1,409
Total capital expenditures	$11,159	$6,360

Total assets by reportable segment as of September 3, 2013 and June 4, 2013 are as follows (in thousands):

	September 3, 2013	June 4, 2013
Total assets:
Ruby Tuesday concept	$872,646	$893,750
Lime Fresh concept	20,637	18,943
Support center and other	113,806	130,490
Total assets	$1,007,089	$1,043,183

The following is a reconciliation of segment profit to (loss)/income from continuing operations before taxes for the 13 weeks ended September 3, 2013 and September 4, 2012 (in thousands):

	Thirteen weeks ended
	September 3, 2013	September 4, 2012
Segment profit	$ 7,397	$ 29,228
Less:
Depreciation and amortization	(14,874)	(15,850)
Unallocated general and administrative expenses	(11,897)	(5,020)
Preopening expenses	(354)	(195)
Interest expense, net	(6,753)	(6,790)
Other expense, net	(571)	(254)
(Loss)/income from continuing operations
before income taxes	$ (27,052)	$ 1,119

NOTE N – COMMITMENTS AND CONTINGENCIES

Litigation
We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business.  We provide reserves for such claims when payment is probable and estimable in accordance with GAAP.  At this time, in the opinion of management, the ultimate resolution of pending legal proceedings, including the matters referred to below, will not have a material adverse effect on our operations, financial position, or cash flows.

On April 17, 2012, a wage and hour case styled Guttentag, et al vs. Ruby Tuesday, Inc. was filed in the United States District Court, Southern District of New York.  The named plaintiffs, and five additional former employees who have joined the suit as opt-in plaintiffs, allege that the Company violated the Fair Labor Standards Act and state wage and hour laws in New York and Florida.  Plaintiffs filed their motion for conditional certification on March 8, 2013, which sought a nationwide putative class of all current and former servers, bartenders, and food runners who worked for the Company between April 17, 2009 and the present.   On June 11, 2013 the court entered an order granting conditional certification of the nationwide class requested by plaintiffs.  Mediation was conducted in early September 2013, but the effort was unsuccessful.  We continue to explore a possible agreed resolution.  The court has made no findings as to the merits or lack of merits of the plantiffs' claims and we are vigorously defending this matter.  Notice of the lawsuit and the right to opt-in will likely be mailed to the putative class members by the end of October 2013.

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

We believe, and have obtained a consistent opinion from outside counsel, that we have valid coverage under our insurance policies for any amounts in excess of our self-insured retention.  We believe this provides a basis for not recording a liability for any contingency associated with the Maddy settlement.  We further believe we have the right to the indemnification referred to above.  Based on the information currently available, our September 3, 2013 and June 4, 2013 Condensed Consolidated Balance Sheets reflect no accrual relating to the Maddy case.  There can be no assurance, however, that we will be successful in our defense of our carrier’s claim against us.

NOTE O – FAIR VALUE MEASUREMENTS

The following table presents the fair value of financial assets and liabilities measured on a recurring basis and the level within the fair value hierarchy in which the measurements fall (in thousands):
	Level	September 3, 2013	June 4, 2013
Deferred compensation plan: other investments – Assets	1	$8,626	$8,721
Deferred compensation plan: other investments – Liabilities	1	(8,626)	(8,721)
Deferred compensation plan: RTI common stock – Equity	1	690	1,094
Deferred compensation plan: RTI common stock – Equity	1	(690)	(1,094)
Total		$–	$–

During the 13 weeks ended September 3, 2013 there were no transfers among levels within the fair value hierarchy.

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

The following table presents the fair value of assets measured on a non-recurring basis and the level within the fair value hierarchy in which the measurements fall (in thousands):
	Fair Value Measurements
	Level	September 3, 2013	June 4, 2013
Long-lived assets held for sale *	2	$22,730	$24,006
Long-lived assets held for use	2	1,131	5,802
Total		$23,861	$29,808

* Included in the carrying value of long-lived assets held for sale as of September 3, 2013 and June 4, 2013 are $14.7 million and $14.8 million, respectively, of assets included in Construction in progress in the Condensed Consolidated Balance Sheets as we do not expect to sell these assets within the next 12 months.

The following table presents losses recognized during the 13 weeks ended September 3, 2013 and September 4, 2012 resulting from non-recurring fair value measurements.  The losses associated with continuing operations are included in Closures and impairments, net and the losses associated with discontinued operations are included in Loss from discontinued operations, net of tax in our Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income (in thousands):

	13 weeks ended
	September 3, 2013	September 4, 2012
Included within continuing operations
Long-lived assets held for sale	$269	$157
Long-lived assets held for use	4,661	291
Total	$4,930	$448

Included within discontinued operations	$153	$–

Long-lived assets held for sale are valued using Level 2 inputs, primarily representing information obtained through broker listings and sales agreements.  Costs to market and/or sell the assets are factored into the estimates of fair value for those assets included in Assets held for sale on our Condensed Consolidated Balance Sheets.

We review our long-lived assets (primarily property, equipment, and, as appropriate, reacquired franchise rights and favorable leases) related to each restaurant to be held and used in the business, whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable.

Long-lived assets held for use presented in the table above include restaurants or groups of restaurants that we have impaired.  From time to time, this will also include closed restaurants or surplus sites that do not meet the held for sale criteria that we have offered for sale at a price less than carrying value.

The Level 2 fair values of our long-lived assets held for use are based on broker estimates of the value of the land, building, leasehold improvements, and other residual assets.

Our financial instruments at September 3, 2013 and June 4, 2013 consisted of cash and cash equivalents, accounts receivable and payable, long-term debt, and letters of credit.  The fair value of cash and cash equivalents and accounts receivable and payable approximated carrying value due to of the short-term nature of these instruments.  The carrying value and fair value of our other financial instruments not measured at fair value on a recurring basis, however subject to fair value disclosures, are as follows (in thousands):

	September 3, 2013		June 4, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt and capital leases	$ 274,660	$ 282,523	$ 299,002	$ 310,441
Letters of credit	–	327	–	270

We estimated the fair value of debt and letters of credit using market quotes and present value calculations based on market rates.

NOTE P – SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

As discussed in Note H to the Condensed Consolidated Financial Statements, the Senior Notes held by Ruby Tuesday, Inc. (the “Parent”) are guaranteed on a senior unsecured basis by our existing and future domestic restricted subsidiaries, subject to certain exceptions (the “Guarantors”).  Each of the Guarantors is wholly-owned by Ruby Tuesday, Inc.  None of the few remaining subsidiaries of Ruby Tuesday, Inc., which were primarily created to hold liquor license assets, guarantee the Senior Notes (the “Non-Guarantors”).  Our Non-Guarantor subsidiaries are immaterial and are aggregated within the Parent information disclosed below.

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

Condensed Consolidating Balance Sheet
As of September 3, 2013
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$35,545	$308	$–	$35,853
Accounts receivable	2,212	2,329	–	4,541
Inventories	20,463	8,305	–	28,768
Income tax receivable	124,524	–	(121,190)	3,334
Deferred income taxes	3,083	3,081	–	6,164
Other current assets	19,569	2,604	–	22,173
Total current assets	205,396	16,627	(121,190)	100,833

Property and equipment, net	623,643	221,388	–	845,031
Investment in subsidiaries	160,537	–	(160,537)	–
Due from/(to) subsidiaries	89,015	233,769	(322,784)	–
Other assets	46,527	14,698	–	61,225
Total assets	$1,125,118	$486,482	$(604,511)	$1,007,089

Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable	$18,021	$5,844	$–	$23,865
Accrued and other current liabilities	52,345	33,602	–	85,947
Current maturities of long-term debt,
including capital leases	(334)	6,464	–	6,130
Income tax payable	–	121,190	(121,190)	–
Total current liabilities	70,032	167,100	(121,190)	115,942

Long-term debt and capital leases,
less current maturities	219,821	48,709	–	268,530
Deferred income taxes	(2,781)	7,324	–	4,543
Due to/(from) subsidiaries	233,769	89,015	(322,784)	–
Other deferred liabilities	106,544	13,797	–	120,341
Total liabilities	627,385	325,945	(443,974)	509,356

Shareholders’ equity:
Common stock	614	–	–	614
Capital in excess of par value	70,256	–	–	70,256
Retained earnings	437,330	160,537	(160,537)	437,330
Accumulated other comprehensive loss	(10,467)	–	–	(10,467)
Total shareholders’ equity	497,733	160,537	(160,537)	497,733

Total liabilities & shareholders’ equity	$1,125,118	$486,482	$(604,511)	$1,007,089

Condensed Consolidating Balance Sheet
As of June 4, 2013
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$52,635	$272	$–	$52,907
Accounts receivable	1,854	2,980	–	4,834
Inventories	21,961	8,911	–	30,872
Income tax receivable	118,329	–	(116,429)	1,900
Deferred income taxes	5,372	1,924	–	7,296
Other current assets	19,519	3,836	–	23,355
Total current assets	219,670	17,923	(116,429)	121,164

Property and equipment, net	635,478	224,352	–	859,830
Investment in subsidiaries	167,887	–	(167,887)	–
Due from/(to) subsidiaries	76,485	230,583	(307,068)	–
Other assets	46,812	15,377	–	62,189
Total assets	$1,146,332	$488,235	$(591,384)	$1,043,183

Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable	$11,725	$3,239	$–	$14,964
Accrued and other current liabilities	47,775	34,406	–	82,181
Current maturities of long-term debt,
including capital leases	(347)	8,834	–	8,487
Income tax payable	–	116,429	(116,429)	–
Total current liabilities	59,153	162,908	(116,429)	105,632

Long-term debt and capital leases,
less current maturities	232,462	58,053	–	290,515
Deferred income taxes	(1,070)	6,823	–	5,753
Due to/(from) subsidiaries	230,583	76,485	(307,068)	–
Other deferred liabilities	108,369	16,079	–	124,448
Total liabilities	629,497	320,348	(423,497)	526,348

Shareholders’ equity:
Common stock	612	–	–	612
Capital in excess of par value	67,596	–	–	67,596
Retained earnings	459,572	167,887	(167,887)	459,572
Accumulated other comprehensive loss	(10,945)	–	–	(10,945)
Total shareholders’ equity	516,835	167,887	(167,887)	516,835

Total liabilities & shareholders’ equity	$1,146,332	$488,235	$(591,384)	$1,043,183

Condensed Consolidating Statement of Operations and
Comprehensive (Loss)/Income
For the Thirteen Weeks Ended September 3, 2013
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$210,082	$78,010	$–	$288,092
Franchise revenue	21	1,561	–	1,582
	210,103	79,571	–	289,674

Operating costs and expenses:
Cost of merchandise	58,527	21,411	–	79,938
Payroll and related costs	73,526	29,207	–	102,733
Other restaurant operating costs	48,402	19,132	–	67,534
Depreciation	10,364	3,845	–	14,209
Selling, general, and administrative	25,994	11,021	–	37,015
Intercompany selling, general, and
administrative allocations	14,763	(14,763)	–	–
Closures and impairments	5,165	2,868	–	8,033
Equity in earnings of subsidiaries	(4,525)	–	4,525	–
Interest expense, net	5,060	1,693	–	6,753
Intercompany interest expense/(income)	3,185	(3,185)	–	–
Loss on extinguishment of debt	511	–	–	511
	240,972	71,229	4,525	316,726

(Loss)/income from continuing operations
before income taxes	(30,869)	8,342	(4,525)	(27,052)
Provision/(benefit) for income taxes from
continuing operations	(8,970)	3,817	–	(5,153)
(Loss)/income from continuing operations	(21,899)	4,525	(4,525)	(21,899)

Loss from discontinued operations, net of tax	(343)	–	–	(343)
Net (loss)/income	$(22,242)	$4,525	$(4,525)	$(22,242)

Other comprehensive income:
Pension liability reclassification, net of tax	478	–	–	478
Total comprehensive (loss)/income	$(21,764)	$4,525	$(4,525)	$(21,764)

Condensed Consolidating Statement of Operations and
Comprehensive (Loss)/Income
For the Thirteen Weeks Ended September 4, 2012
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$237,972	$88,295	$–	$326,267
Franchise revenue	92	1,564	–	1,656
	238,064	89,859	–	327,923

Operating costs and expenses:
Cost of merchandise	64,202	23,661	–	87,863
Payroll and related costs	76,193	30,999	–	107,192
Other restaurant operating costs	46,820	19,034	–	65,854
Depreciation	11,099	3,912	–	15,011
Selling, general, and administrative	29,021	13,986	–	43,007
Intercompany selling, general, and
administrative allocations	18,042	(18,042)	–	–
Closures and impairments	837	250	–	1,087
Equity in earnings of subsidiaries	(12,032)	–	12,032	–
Interest expense, net	5,299	1,491	–	6,790
Intercompany interest expense/(income)	3,388	(3,388)	–	–
	242,869	71,903	12,032	326,804

(Loss)/income from continuing operations
before income taxes	(4,805)	17,956	(12,032)	1,119
Provision/(benefit) for income taxes from
continuing operations	(7,879)	5,924	–	(1,955)
(Loss)/income from continuing operations	3,074	12,032	(12,032)	3,074

Loss from discontinued operations, net of tax	(475)	(72)	72	(475)
Net income	$2,599	$11,960	$(11,960)	$2,599

Other comprehensive income:
Pension liability reclassification, net of tax	380	–	–	380
Total comprehensive income	$2,979	$11,960	$(11,960)	$2,979

Condensed Consolidating Statement of Cash Flows
For the Thirteen Weeks Ended September 3, 2013
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$(7,987)	$25,540	$(8,689)	$8,864

Investing activities:
Purchases of property and equipment	(7,850)	(3,309)	–	(11,159)
Proceeds from sale-leaseback transactions, net	5,637	–	–	5,637
Proceeds from disposal of assets	1,525	1,023	–	2,548
Other, net	205	–	–	205
Net cash used by investing activities	(483)	(2,286)	–	(2,769)

Financing activities:
Principal payments on long-term debt	(12,941)	(11,343)	–	(24,284
Stock repurchases	(540)	–	–	(540)
Proceeds from exercise of stock options	1,419	–	–	1,419
Excess tax benefits from share-based
compensation	256	–	–	256
Intercompany transactions	3,186	(11,875)	8,689	–
Net cash used by financing activities	(8,620)	(23,218)	8,689	(23,149)

Decrease in cash and cash equivalents	(17,090)	36	–	(17,054)
Cash and cash equivalents:
Beginning of year	52,635	272	–	52,907
End of quarter	$35,545	$308	$–	$35,853

Condensed Consolidating Statement of Cash Flows
For the Thirteen Weeks Ended September 4, 2012
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$2,304	$15,944	$(7,046)	$11,202

Investing activities:
Purchases of property and equipment	(5,338)	(1,022)	–	(6,360)
Proceeds from sale-leaseback transactions, net	19,286	–	–	19,286
Proceeds from disposal of assets	5	–	–	5
Other, net	(100)	–	–	(100)
Net cash used by investing activities	13,853	(1,022)	–	12,831

Financing activities:
Principal payments on long-term debt	11	(4,485)	–	(4,474)
Stock repurchases	(2,346)	–	–	(2,346)
Proceeds from exercise of stock options	90	–	–	90
Excess tax benefits from share-based
compensation	1	–	–	1
Intercompany transactions	3,388	(10,434)	7,046	–
Net cash used by financing activities	1,144	(14,919)	7,046	(6,729)

Increase in cash and cash equivalents	17,301	3	–	17,304
Cash and cash equivalents:
Beginning of year	47,986	198	–	48,184
End of quarter	$65,287	$201	$–	$65,488

NOTE Q – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Not Yet Adopted
In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”).  The guidance requires an entity to present its unrecognized tax benefits net of its deferred tax assets when settlement in this manner is available under the tax law, which would be based on facts and circumstances as of the balance sheet reporting date and would not consider future events.  Gross presentation in the notes to the financial statements will still be required.  ASU 2013-11 will apply on a prospective basis to all unrecognized tax benefits that exist at the effective date, with the option to apply it retrospectively.  The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 (our fiscal 2015 first quarter).  While the adoption of ASU 2013-11 will not have an impact on our results of operations or cash flows, we are currently evaluating the impact of presenting unrecognized tax benefits net of our deferred tax assets where applicable on our Condensed Consolidated Balance Sheets.

NOTE R – SUBSEQUENT EVENTS

Amendment to the Ruby Tuesday, Inc. Stock Incentive Plans
On October 9, 2013, our shareholders approved an amendment to the SIP allowing non-employee directors to participate in the SIP instead of requiring that such awards be made from the Directors’ Plan.  The amendment did not increase the number of shares of common stock available for issuance under the SIP.

New Revolving Credit Facility
As of the date of this filing, we are in the process of finalizing a four-year $50.0 million revolving credit agreement which will replace the Credit Facility and have signed commitment levels in excess of $50.0 million from our syndicate bank group.  As part of the New Credit Facility, we will have additional covenant flexibility which will enable us to make the necessary long-term investments in our business with less covenant pressure in the near term as we implement our brand repositioning.  We anticipate closing on the New Credit Facility by the end of the second quarter of fiscal 2014.

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

General:

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”), owns and operates Ruby Tuesday® casual dining and Lime Fresh Mexican Grill® (“Lime Fresh”) fast casual restaurants.  As of September 3, 2013, we owned and operated 703, and franchised 75, Ruby Tuesday restaurants.  Ruby Tuesday restaurants can be found in 45 states, the District of Columbia, 11 foreign countries, and Guam.

As of September 3, 2013, there were 21 Company-owned and operated Lime Fresh restaurants, as well as six domestic and two international Lime Fresh restaurants operated by franchisees.

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

Enhance Sales and Margins Through Repositioning of Our Core Brand
In an effort to stabilize and increase customer traffic, same-restaurant sales, and profitability, we are in the early stages of new initiatives focused on promoting the Ruby Tuesday brand as more lively and approachable, including the introduction of new menu items, music soundscape upgrades, lighting improvements, and revitalizing the look and feel of our television advertising and other promotional materials to better reflect the variety on our menu and project a more casual, energetic, and approachable brand personality and dining experience.  Our marketing strategy historically has focused mainly on print promotions, digital media and local marketing programs, with a minimal amount spent on television.  However, based on the results from television test markets in fiscal 2012,  we deployed a more balanced marketing program beginning in fiscal 2013 comprised of a mixture of network and national cable television advertising in tandem with direct mail and other print and electronic promotions.  We believe that having a more lively and approachable perception of our restaurants, communicated through television advertising expense levels more in line with our competitive peer group in tandem with a more balanced approach on our promotional strategies will position us for improvements in same-restaurant sales in the future from repeat and new customers.

Focus on Low-Capital Intensive Potential Growth in the Fast Casual Sector
We have been focused on growing our Company in a low-capital intensive manner through Lime Fresh, our Mexican fast casual concept.  We initially opened Lime Fresh restaurants under a licensing agreement and, after over a year of experience that enabled us to better understand the concept’s positioning and potential in the high-quality fast casual segment, we acquired the business for $24.1 million in the fourth quarter of fiscal 2012 since we believed we could more effectively grow the concept if we owned it.  The fast casual segment of our industry is a proven and growing segment where demand exceeds supply, and we believe opening smaller, inline locations under the Lime Fresh brand provides a low-capital intensive potential growth option for us. While the concept is still in its early stages, we believe it has the potential to generate attractive returns for us if we are able to realize our revenue and profitability targets. We opened three Company-owned Lime Fresh restaurants during the 13 weeks ended September 3, 2013.

Strengthen our Balance Sheet to Facilitate Growth and Value Creation
During the fourth quarter of fiscal 2012, we strengthened our balance sheet and created additional financial flexibility by issuing $250.0 million in senior unsecured notes with an eight-year maturity.  As a result of the transaction, we were able to pay off all of our outstanding debt with the exception of certain of our mortgage debt from previous franchise partnership acquisitions, reduce our revolver commitment size, obtain attractive interest rates, extend the maturity date of the majority of our debt for up to eight years, and build excess cash which we will reinvest in the future.  We continue to have sufficient levels of liquidity.

Our balance sheet is supported by a high-quality portfolio of owned real estate, and during fiscal 2012 we commenced a sale-leaseback program on a portion of our properties for three primary reasons.  First, the program enabled us through a series of transactions to corroborate the estimated market value of our entire remaining real estate portfolio for both our equity and debt holders.  Second, the program enabled us to generate excess cash during fiscal 2013, when our free cash flow was at lower levels, in order to opportunistically pay off debt and repurchase our shares, which we would have been unable to do absent the sale-leaseback transactions.  Third, we were able to complete the sale-leaseback transactions at low capitalization rates with minimal tax leakage.

Our sale-leaseback program, which was completed during the first quarter of fiscal 2014, enabled us to raise approximately $82.5 million of gross proceeds through monetizing 37 restaurants during the entire program tenure, with $5.9 million of these proceeds being realized during the quarter ended September 3, 2013 through the monetization of three restaurants.  The $82.5 million of sale-leaseback gross proceeds were utilized for general corporate purposes, including capital expenditures, debt reduction, and the repurchase of shares of our common stock.  We have no plans at this time to pursue any additional sale-leaseback transactions.  See further discussion of our sale-leaseback transactions in the Investing Activities section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Our objective over the next several years is to continue to reduce outstanding debt levels in order to lower our leverage, focus on prudent Lime Fresh restaurant development, and opportunistically repurchase outstanding shares under our share repurchase program.  Our success in the key strategic initiatives outlined above should enable us to improve both our return on assets and return on equity, and to create additional shareholder value.

Results of Operations:

The following is an overview of our results of operations for the 13-week period ended September 3, 2013:

Net loss was $22.2 million for the 13 weeks ended September 3, 2013 compared to net income of $2.6 million for the same quarter of the previous year.  Diluted loss per share for the fiscal quarter ended September 3, 2013 was $(0.37) compared to diluted earnings per share of $0.04 for the corresponding period of the prior year.

During the 13 weeks ended September 3, 2013:

•	Three Company-owned Lime Fresh restaurants were opened:

•	Three Company-owned Ruby Tuesday restaurants were closed:

•	Two franchised Lime Fresh restaurants were opened;

•	Two franchised Ruby Tuesday restaurants were closed;

•
We repurchased $12.9 million of our 7.625% senior notes due 2020 (the “Senior Notes”).  The repurchases settled for $13.0 million plus $0.2 of accrued interest.  We realized a $0.5 million loss on these transactions;

•	We prepaid and retired 16 mortgage loan obligations for $9.9 million plus prepayment penalties of $0.8 million and accrued interest of $0.1 million;

•
Our former Executive Vice President, Chief Operations Officer, Kimberly Grant, separated employment with the Company on June 7, 2013 and Todd Burrowes was appointed President – Ruby Tuesday Concept and Chief Operations Officer on June 11, 2013; and

•	Same-restaurant sales* at Company-owned Ruby Tuesday restaurants decreased 11.4%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants decreased 8.4%.

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
	Thirteen weeks ended
	September 3,		September 4,
	2013		2012
Revenue:
Restaurant sales and operating revenue	99.5%		99.5%
Franchise revenue	0.5		0.5
Total revenue	100.0		100.0
Operating costs and expenses:
Cost of merchandise (1)	27.7		26.9
Payroll and related costs (1)	35.7		32.9
Other restaurant operating costs (1)	23.4		20.2
Depreciation (1)	4.9		4.6
Selling, general and administrative, net	12.8		13.1
Closures and impairments	2.8		0.3
Interest expense, net	2.3		2.1
Loss on extinguishment of debt	0.2		–
Total operating costs and expenses	109.3		99.7
(Loss)/income from continuing operations before income taxes	(9.3)		0.3
Benefit for income taxes from continuing operations	(1.8)		(0.6)
(Loss)/income from continuing operations	(7.6)		0.9
Loss from discontinued operations, net of tax	(0.1)		(0.1)
Net (loss)/income	(7	.7)%	0.8%

 (1)     As a percentage of restaurant sales and operating revenue.

The following table shows Company-owned Ruby Tuesday, Lime Fresh, and discontinued concept restaurant activity for the 13-week periods ended September 3, 2013 and September 4, 2012.

	Ruby Tuesday	Lime Fresh	Discontinued Concepts*	Total
13 weeks ended September 3, 2013
Beginning number	706	18	–	724
Opened	–	3	–	3
Closed	(3))	–	–	(3))
Ending number	703	21	–	724

13 weeks ended September 4, 2012
Beginning number	714	13	14	741
Opened	–	2	–	2
Closed	(2))	–	–	(2))
Ending number	712	15	14	741

*Discontinued concepts include Marlin & Ray’s, Truffles, and Wok Hay.

The following table shows franchised Ruby Tuesday and Lime Fresh concept restaurant activity for the 13-week periods ended September 3, 2013 and September 4, 2012.

	Ruby Tuesday	Lime Fresh
13 weeks ended September 3, 2013
Beginning number	77	6
Opened	–	2
Closed	(2))	–
Ending number	75	8

13 weeks ended September 4, 2012
Beginning number	79	4
Opened	1	1
Closed	(2))	–
Ending number	78	5

Revenue

RTI’s restaurant sales and operating revenue for the 13 weeks ended September 3, 2013 decreased 11.7% to $288.1 million compared to the same period of the prior year.  This decrease is primarily a result of an 11.4% decrease in same-restaurant sales at Company-owned Ruby Tuesday restaurants.

The decrease in Ruby Tuesday concept same-restaurant sales is primarily attributable to a decrease in customer traffic coupled with a reduction in average net check in the first quarter of fiscal 2014 compared with the same quarter of the prior year.  The decrease in average net check was a result of our new August menu including pretzel burgers and flatbreads which featured lower price points.  These declines were partially offset by reduced discounts during the first quarter of the current year compared to the prior year.

Franchise revenue for the 13 weeks ended September 3, 2013 decreased 4.5% to $1.6 million compared to the same period of the prior year.  Franchise revenue is predominately comprised of domestic and international franchise royalties, which totaled $1.6 million for each of the 13-week periods ended September 3, 2013 and September 4, 2012.  The decrease in franchise revenue for the 13 weeks ended September 3, 2013 was due to reduced international license fees as compared to the first quarter of the prior year.

Segment Profit

Our President and Chief Executive Officer, who is our chief operating decision maker, with the assistance of our senior management, reviews discrete financial information for both the Ruby Tuesday and Lime Fresh restaurant concepts to assess performance and allocate resources.  We consider the Ruby Tuesday and Lime Fresh concepts to be our reportable segments as we do not believe they have similar economic and other characteristics to be aggregated into a single reportable segment.  Segment profit by reportable segment for the 13 weeks ended September 3, 2013 and September 4, 2012 are as follows (in thousands):
	Thirteen weeks ended
	September 3, 2013	September 4, 2012
Segment profit:
Ruby Tuesday concept	$9,851	$29,547
Lime Fresh concept	(2,454)	(319)
Total segment profit	$7,397	$29,228

Segment profit for the 13 weeks ended September 3, 2013 for the Ruby Tuesday concept decreased $19.7 million to $9.9 million compared to the first quarter of fiscal 2013 due primarily to the 11.4% decrease in same-restaurant sales at Company-owned Ruby Tuesday restaurants discussed above, and higher closures and impairments expense of $4.9 million.  These were partially offset by reductions in advertising spending of $6.6 million (primarily due to reduced television advertising) and lower cost of merchandise ($8.6 million) and payroll and related costs ($5.1 million) compared to the same quarter of the prior year which resulted from the declines in customer traffic.  Segment losses for the 13 weeks ended September 3, 2013 for the Lime Fresh concept increased $2.1 million compared to the first quarter of fiscal 2012 to $2.5 million due to increases in the lease reserve of $2.3 million related to four undeveloped sites for which a management decision was reached to forego restaurant development.  Excluding the increase to lease reserves of $2.3 million, segment losses for the Lime Fresh concept would have decreased $0.2 million as compared to the same quarter of the prior year.

The following is a reconciliation of segment profit to (loss)/income from continuing operations before taxes for the 13 weeks ended September 3, 2013 and September 4, 2012 (in thousands):

	Thirteen weeks ended
	September 3, 2013	September 4, 2012
Segment profit	$7,397	$29,228
Less:
Depreciation and amortization	(14,874)	(15,850)
Unallocated general and administrative expenses	(11,897)	(5,020)
Preopening expenses	(354)	(195)
Interest expense, net	(6,753)	(6,790)
Other expense, net	(571)	(254)
(Loss)/income from continuing operations
before income taxes	$(27,052)	$1,119

Pre-tax (Loss)/Income from Continuing Operations

Pre-tax loss from continuing operations was $27.1 million for the 13 weeks ended September 3, 2013 compared to pre-tax income from continuing operations of $1.1 million for the corresponding period of the prior year.  The increase in pre-tax loss is due to a decrease in same-restaurant sales of 11.4% at Company-owned Ruby Tuesday restaurants, higher closures and impairments expense ($6.9 million) and interest expense ($0.4 million), and increases, as a percentage of restaurant sales and operating revenue, of cost of merchandise, payroll and related costs, other restaurant operating costs, and depreciation.  These higher costs were partially offset by a decrease, as a percentage of total revenue, of selling general, and administrative, net.

In the paragraphs that follow, we discuss in more detail the components of the decrease in pre-tax income from continuing operations for the 13-week period ended September 3, 2013, as compared to the comparable period in the prior year.  Because a significant portion of the costs recorded in the cost of merchandise, payroll and related costs, other restaurant operating costs, and depreciation categories are either variable or highly correlative with the number of restaurants we operate, we evaluate our trends by comparing the costs as a percentage of restaurant sales and operating revenue, as well as the absolute dollar change, to the comparable prior year period.

Cost of Merchandise

Cost of merchandise decreased $7.9 million (9.0%) to $79.9 million for the 13 weeks ended September 3, 2013, over the corresponding period of the prior year.  As a percentage of restaurant sales and operating revenue, cost of merchandise increased from 26.9% to 27.7%.

The absolute dollar decrease for the 13-week period ended September 3, 2013 was the result of lower sales volumes, restaurant closures, and cost savings on certain products as a result of renegotiated contracts with certain vendors since the first quarter of fiscal 2013.  These were partially offset by price increases on beef, poultry, and certain other products since the same quarter of the prior year.

As a percentage of restaurant sales and operating revenue, the increase in cost of merchandise for the 13 weeks ended September 3, 2013 is primarily the result of a shift in menu mix with the introduction of new menu items during the current quarter, loss of leveraging associated with lower sales volumes, and price increases in the cost of certain products.

Payroll and Related Costs

Payroll and related costs decreased $4.5 million (4.2%) to $102.7 million for the 13 weeks ended September 3, 2013, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, payroll and related costs increased from 32.9% to 35.7%.

The absolute dollar decrease in payroll and related costs for the 13-week period ended September 3, 2013 was due to lower hourly restaurant labor in connection with lower sales volumes and restaurant closures since the first quarter of the prior year.  Other factors contributing to the declines included lower bonus expense, as fewer restaurants achieved the performance goals, and a reduction in the average number of managers per restaurant in the current quarter as compared to the first quarter of the prior year.  These reductions were partially offset by minimum wage increases in certain states and merit increases since the same quarter of the prior year.

As a percentage of restaurant sales and operating revenue, the increase in payroll and related costs for the 13 weeks ended September 3, 2013 is primarily the result of loss of leveraging associated with lower sales volumes.

Other Restaurant Operating Costs

Other restaurant operating costs increased $1.7 million (2.6%) to $67.5 million for the 13-week period ended September 3, 2013, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, these costs increased from 20.2% to 23.4%.

For the 13 weeks ended September 3, 2013, the increase in other restaurant operating costs related to the following (in thousands):

Legal	$ 1,095
Repairs	685
Rent and leasing	570
Insurance	435
Other increases, net	164
Utilities	(972)
Supplies	(297)
Net increase	$ 1,680

In both absolute dollars and as a percentage of restaurant sales and operating revenue for the 13-week period ended September 3, 2013, the increase was a result of higher legal costs related to pending litigation, repairs primarily due to building maintenance, rent and leasing as a result of sale-leaseback transactions since the first quarter of fiscal 2013, and insurance due to favorable general liability claims experience in the prior year quarter.  These increased costs were partially offset by restaurant closures since the first quarter of the prior year, reduced utilities as a result of reduced rates with new contracts, and a reduction in supplies expense.

Depreciation

Depreciation expense decreased $0.8 million (5.3%) to $14.2 million for the 13-week period ended September 3, 2013, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, depreciation expense increased from 4.6% to 4.9%.

In terms of absolute dollars, the decrease for the 13-week period ended September 3, 2013 is due primarily to assets that became fully depreciated since the first quarter of the prior year coupled with sale-leaseback transactions and restaurant closures.  As a percentage of restaurant sales and operating revenue, the increase in depreciation is due to a loss of leveraging associated with lower sales volumes.

Selling, General and Administrative Expenses, Net

Selling, general and administrative expenses, net decreased $6.0 million (13.9%) to $37.0 million for the 13-week period ended September 3, 2013, as compared to the corresponding period in the prior year.

The decrease for the 13-week period ended September 3, 2013 is due to lower advertising costs ($6.7 million) primarily as a result of decreased television advertising and reduced direct mail and other promotional activity as compared to the first quarter of fiscal 2013.

Closures and Impairments

Closures and impairments increased $6.9 million to $8.0 million for the 13-week period ended September 3, 2013, as compared to the corresponding period of the prior year.  The increase for the 13-week period ended September 3, 2013 is primarily due to higher property impairment charges ($4.5 million), closed restaurant lease reserve expense ($2.1 million), other closing costs ($0.2 million), and higher losses on the sale of surplus properties ($0.1 million).  See Note I to our Condensed Consolidated Financial Statements for further information on our closures and impairment charges recorded during the first quarters of fiscal 2014 and 2013.

Interest Expense, Net

Interest expense, net decreased a negligible amount to $6.8 million for the 13 weeks ended September 3, 2013, as compared to the corresponding period in the prior year, primarily due to lower interest expense on our Senior Notes due to repurchases since the first quarter of fiscal 2013, which was partially offset by higher prepayment penalties in connection with the prepayment of certain of our mortgage loan obligations during the current quarter.

Discontinued Operations

In an effort to focus primarily on the successful sales turnaround of our core Ruby Tuesday concept and secondly, to improve the financial performance of our Lime Fresh concept, we closed all 13 Marlin & Ray’s restaurants, the Company’s one Wok Hay restaurant, and our two Truffles restaurants during the fourth quarter of fiscal 2013.  We have classified the results of operations of our Company-owned Marlin & Ray’s, Wok Hay, and Truffles concepts as discontinued operations for all periods presented.  The results of operations of our discontinued operations are as follows (in thousands):

	Thirteen weeks ended
	September 3, 2013	September 4, 2012
Restaurant sales and operating revenue	$–	$4,998
Loss before income taxes	$(528)	$(848)
Benefit for income taxes	(185)	(373)
Loss from discontinued operations	$(343)	$(475)

Benefit for Income Taxes from Continuing Operations

Under Accounting Standards Codification 740 (“ASC 740”), companies are required to apply their estimated annual tax rate on a year-to-date basis in each interim period.  Under ASC 740, companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable.  In this situation, the interim tax rate should be based on the actual year-to-date results.  Due to changes in our projections, which have fluctuated as we work through our brand repositioning, a reliable projection of our annual effective rate has been difficult to determine.  As such, we recorded a tax benefit for the first quarter of fiscal 2014 based on the actual year-to-date results, in accordance with ASC 740.

We recorded a tax benefit from continuing operations of $5.2 million during the first quarter of fiscal 2014, compared to $2.0 million in the prior year quarter, to reflect the current benefit of federal and certain state net operating loss carrybacks as well as the recognition of unrecognized tax benefits.  The change in income taxes is attributable to lower pre-tax income for the current quarter as compared to the same quarter of the prior year offset by an increase in the valuation allowance for deferred tax assets as discussed below.

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

Through the third quarter of fiscal 2013, we had concluded that objective and subjective positive evidence outweighed negative evidence, and concluded it was more likely than not to realize all of our federal and most of our state deferred tax assets, except for loss carryforwards in certain states that have had cumulative losses due to our state tax planning strategies and/or relatively short carryforward periods and annual limits on how much loss carryforward can be used to offset future taxable income.   During the fourth quarter of fiscal 2013, we recorded a valuation allowance following the conclusion that the negative evidence outweighed the positive evidence.

Our valuation allowance totaled $31.5 million and $24.6 million as of September 3, 2013 and June 4, 2013, respectively.  Netted against our tax benefit from continuing operations wa a charge of $7.3 million representing the amount reserved for the increase in deferred tax assets during the quarter which primarily related to general business credit carryforwards and state net operating loss carryforwards.

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

In our Annual Report on Form 10-K for the year ended June 4, 2013, we identified our critical accounting policies related to impairment of long-lived assets, income tax valuation allowances and tax accruals, segment reporting, discontinued operations, share-based employee compensation, business combinations, lease obligations, revenue recognition for franchisees, and estimated liability for self-insurance.  During the first 13 weeks of fiscal 2014, there have been no changes in our critical accounting policies.

Liquidity and Capital Resources:

Cash and cash equivalents (decreased)/increased by $(17.1) million and $17.3 million during the first 13 weeks of fiscal 2014 and 2013, respectively.  The change in cash and cash equivalents is as follows (in thousands):

	Thirteen weeks ended
	September 3,	September 4,
	2013	2012
Cash provided by operating activities	$8,864	$11,202
Cash (used)/provided by investing activities	(2,769)	12,831
Cash used by financing activities	(23,149)	(6,729)
(Decrease)/increase in cash and cash equivalents	$(17,054)	$17,304

Operating Activities

Our cash provided by operations is generally derived from cash receipts generated by our restaurant customers and franchisees.  Substantially all of the $288.1 million and $326.3 million of restaurant sales and operating revenue disclosed in our Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income for the 13 weeks ended September 3, 2013 and September 4, 2012, respectively, was received in cash either at the point of sale or within two to four days (when our customers paid with debit or credit cards).  Our primary uses of cash for operating activities are food and beverage purchases, payroll and benefit costs, restaurant operating costs, general and administrative expenses, and marketing, a significant portion of which are incurred and paid in the same period.

Cash provided by operating activities for the first 13 weeks of fiscal 2013 decreased $2.3 million (20.9%) from the corresponding period in the prior year to $8.9 million.  The decrease is due primarily to lower EBITDA as a result of an 11.4% decrease in same-restaurant sales at Company-owned Ruby Tuesday concept restaurants coupled with higher cash paid for interest ($0.5 million) due primarily to the prepayment of certain of our mortgage obligations.  These were partially offset by decreases in amounts spent on media advertising (approximately $15.3 million) and reductions in amounts spent to acquire inventory (approximately $8.5 million) as we have suspended the advance purchasing of lobster in order to utilize the lobster that is currently on hand.

Our working capital deficiency and current ratio as of September 3, 2013 were $15.1 million and 0.9:1, respectively.  As is common in the restaurant industry, we typically carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset), debt reduction (a long-term liability), or stock repurchases (thereby reducing equity), and receivable and inventory levels are generally not significant.

Investing Activities

We require capital principally for the maintenance and upkeep of our existing restaurants, limited new restaurant construction, investments in technology, equipment, remodeling of existing restaurants, and on occasion for the acquisition of franchisees or other restaurant concepts.  Property and equipment expenditures purchased with internally generated cash flows for the 13 weeks ended September 3, 2013 and September 4, 2012 were $11.2 million and $6.4 million, respectively.

During the 13 weeks ended September 3, 2013, we completed sale-leaseback transactions of the land and buildings for three Company-owned Ruby Tuesday concept restaurants for gross cash proceeds of $5.9 million, exclusive of transaction costs of approximately $0.3 million.  Equipment was not included.  Net proceeds from the sale-leaseback transactions were used for general corporate purposes, including debt payments.  See Notes G to the Condensed Consolidated Financial Statements for further discussion of these transactions.

Capital expenditures for the remainder of the fiscal year are projected to be approximately $19.0 to $23.0 million.  We intend to fund our investing activities with cash currently on hand, cash provided by operations, or borrowings on our revolving credit agreement (the “Credit Facility”).

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

The Senior Notes are guaranteed on a senior unsecured basis by our existing and future domestic restricted subsidiaries, subject to certain exceptions.  They rank equal in right of payment with our existing and future senior indebtedness and senior in right of payment to any of our future subordinated indebtedness.  The Senior Notes are effectively subordinated to all of our secured debt, including borrowings outstanding under the Credit Facility, to the extent of the value of the assets securing such debt and structurally subordinated to all of the liabilities of our existing and future subsidiaries that do not guarantee the Senior Notes.

Interest on the Senior Notes is calculated at 7.625% per annum, payable semiannually on each May 15 and November 15, to holders of record on the May 1 or November 1 immediately preceding the interest payment date.  Accrued interest on the Senior Notes and our other long-term debt and capital lease obligations is included in Accrued liabilities – Rent and other in our Condensed Consolidated Balance Sheets.  The Senior Notes mature on May 15, 2020.

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

On August 10, 2012, we entered into the third amendment to the Credit Facility which, among other things, allows us to repurchase up to $15.0 million of the Senior Notes in any fiscal year.  During the 13 weeks ended September 3, 2013, we repurchased $12.9 million of the Senior Notes for $13.0 million plus $0.2 million of accrued interest.  We realized a loss of $0.5 million on these transactions.  The balance on the Senior Notes was $222.1 million at September 3, 2013 as a result of these repurchases.

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

A commitment fee for the account of each lender at a rate ranging from 0.30% to 0.45% (depending on our Total Debt to EBITDAR ratio) on the daily amount of the unused revolving commitment of such lender is payable on the last day of each calendar quarter and on the termination date of the Credit Facility.  On the first day after the end of each calendar quarter until the termination date of the Credit Facility, we are required to pay a letter of credit fee for the account of each lender with respect to such lender’s participation in each letter of credit.  The letter of credit fee accrues at the applicable margin for Eurodollar Loans then in effect on the average daily amount of such lender’s letter of credit exposure (excluding any portion attributable to unreimbursed letter of credit disbursements) attributable to such letter of credit during the period from and including the date of issuance of such letter of credit to but excluding the date on which such letter of credit expires or is drawn in full.  Besides the commitment fee and the letter of credit fee, we are also required to pay a fronting fee on the daily amount of the letter of credit exposure (excluding any portion attributable to unreimbursed letter of credit disbursements) on the tenth day after the end of each calendar quarter until the termination date of the Credit Facility.  We must also pay standard fees with respect to the issuance, amendment, renewal or extension of any letter of credit or processing of drawings thereunder.

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

Under the terms of the Credit Facility, we had no borrowings outstanding at either September 3, 2013 or June 4, 2013.  After consideration of letters of credit outstanding, we had $187.6 million available under the Credit Facility as of September 3, 2013.

The Credit Facility contains a number of customary affirmative and negative covenants that, among others, limit or restrict our ability to incur liens, engage in mergers or other fundamental changes, make acquisitions, investments, loans and advances, pay dividends or other distributions, sell or otherwise dispose of certain assets, engage in certain transactions with affiliates, enter into burdensome agreements or certain hedging agreements, amend organizational documents, change accounting practices, incur additional indebtedness and prepay other indebtedness.  In addition, under the Credit Facility, we are required to comply with financial covenants relating to the maintenance of a maximum leverage ratio and a minimum fixed charge coverage ratio and we were in compliance with these financial covenants as of September 3, 2013.  The terms of the Credit Facility require us to maintain a maximum leverage ratio of no more than  4.25 to 1.0 and a minimum fixed charge coverage ratio of 1.75 to 1.0 through and including the fiscal quarter ending June 3, 2014 and 1.85 to 1.0 thereafter.

The Credit Facility terminates on December 1, 2015.  Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Facility and any ancillary loan documents.

As further discussed in Note R to the Condensed Consolidated Financial Statements, as of the date of this filing we are in the process of finalizing a four-year $50.0 million revolving credit agreement (the “New Credit Facility”) which will replace the Credit Facility.  We will have additional covenant flexibility under the New Credit Facility which will enable us to make the necessary long-term investments in our business with less covenant pressure in the near term as we implement our brand repositioning.  We are currently in compliance with our debt covenants.  Under current Company and industry conditions, however, absent further modifications, we anticipate that, at some point during the next twelve months, we will likely be in violation of our minimum fixed charge coverage ratio.  An event of default on our Credit Facility would trigger a similar event of default on our mortgage loan obligations and could trigger an event of default on the Senior Notes.  In the event of default, there is no assurance that our lenders will waive any future covenant violations or agree to any future amendments of our Credit Facility.

Our $55.2 million in mortgage loan obligations as of September 3, 2013 consists of various loans acquired upon franchise acquisitions.  These loans, which mature between January 2015 and November 2022, have balances which range from $0.2 million to $7.9 million and interest rates of 7.60% to 10.92%.  Many of the properties acquired from franchisees collateralize the loans outstanding.

During the 13 weeks ended September 3, 2013, we spent $0.5 million to repurchase 0.1 million shares of RTI common stock.  As of September 3, 2012, the total number of remaining shares authorized to be repurchased was 11.8 million.  We spent $2.3 million to repurchase 0.4 million shares of RTI common stock during the 13 weeks ended September 4, 2012.

During the remainder of fiscal 2014, we expect to fund operations, capital expansion, and any other investments from cash currently on hand, operating cash flows, or our Credit Facility.

Covenant Compliance

Under the terms of the Credit Facility, we are required to satisfy and maintain specified financial ratios and other financial condition tests and covenants.  The financial ratios include maximum funded debt and minimum fixed charge coverage covenants.  Our continued ability to meet those financial ratios, tests and covenants can be affected by events beyond our control, and we cannot assure you that we will meet those ratios, tests and covenants.

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

The following is a reconciliation of our total long-term debt and capital leases, which are GAAP-based, to Adjusted Total Debt as defined in our bank covenants (in thousands):

September 3, 2013
Current portion of long-term debt, including capital leases	$6,130
Long-term debt and capital leases, less current maturities	268,530
Total long-term debt and capital leases	274,660
Present value of operating leases*	231,665
Letters of credit*	12,402
Unamortized discount of senior unsecured notes	2,834
Unamortized premium of mortgage loan obligations	(1,053)
Adjusted Total Debt	$520,508

 * Non-GAAP measure.  See below for discussion regarding reconciliation to GAAP-based amounts.

The following is a reconciliation of net loss, which is a GAAP-based measure of our operating results, to Consolidated EBITDAR as defined in our bank covenants (in thousands):

Twelve Months
Ended
September 3, 2013
Net loss	$(64,254)
Income taxes	(10,029)
Depreciation	58,835
Rent expense	57,144
Asset impairments	39,836
Interest expense	26,617
Goodwill impairments	9,022
Share-based compensation expense	5,334
Restaurant closing costs	2,933
Amortization of intangibles	3,113
Pension curtailment expense	2,481
Non-cash accruals	2,029
Other	2,548
Consolidated EBITDAR	$135,609

Adjusted Total Debt to Consolidated EBITDAR – Actual	3.84x
Maximum allowed per covenant	4.25x

Minimum Fixed Charge Coverage
Our fixed charge coverage ratio compares Consolidated EBITDAR (as discussed above) to interest and cash-based rents.

The following shows our computation of our fixed charge coverage ratio (in thousands):

Twelve Months
Ended
September 3, 2013
Consolidated EBITDAR	$135,609

Interest*	$25,400
Cash rents*	51,242
Total	$76,642

* Non-GAAP measure.  See below for discussion regarding reconciliation to GAAP-based amounts.

Fixed Charge Covenant – Actual	1.77x
Minimum allowed per covenant (2)	1.75x

(2) The Credit Facility requires us to maintain a minimum fixed charge coverage ratio of greater than or equal to 1.75x through June 3, 2014 and 1.85x thereafter.

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

Our Minimum Fixed Charge Coverage ratio requires interest to be included in the denominator.  The amount we reflect for interest in the denominator of this calculation ($25.4 million on a rolling 12 month basis) differs from interest expense determined in accordance with GAAP ($26.6 million) because of two adjustments we make.  As shown below, we exclude brokerage fees and the amortization of loan fees and fair market value adjustments.  Brokerage fees have been reflected as interest expense in our Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income only since the beginning of fiscal 2013 and thus were not included in interest expense when our debt covenants were established.  The amortization of loan fees and fair market value adjustments, while appropriately reflected as interest for GAAP, don’t require on-going cash payments for servicing and therefore aren’t impacted by future Consolidated EBITDAR.  The table below reconciles debt covenant interest for the preceding 12 months to GAAP interest for the same time period (amounts in thousands):

Interest	$25,400
Brokerage fees	1,633
Amortization of loan fees and fair market
value adjustments	(416)
GAAP-based interest expense	$26,617

Our Minimum Fixed Charge Coverage ratio also allows for recurring cash rents to be included in the denominator.  Cash rents ($51.2 million on a rolling 12 month basis) differ from rents determined in accordance with GAAP ($57.1 million) by the following (amounts in thousands):

Cash rents	$51,242
Change in rent accruals	4,360
Rent settlement payments	1,542
GAAP-based rent expense	$57,144

Significant Contractual Obligations and Commercial Commitments

Long-term financial obligations were as follows as of September 3, 2013 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Notes payable and other long-term debt, including
current maturities (a)	$54,328	$6,167	$13,551	$20,895	$13,715
Senior unsecured notes (a)	222,113	–	–	–	222,113
Interest (b)	136,012	21,077	40,581	37,349	37,005
Operating leases (c)	384,013	46,936	83,920	70,827	182,330
Purchase obligations (d)	80,259	52,178	26,331	1,750	–
Pension obligations (e)	33,597	3,796	5,112	5,283	19,406
Total (f)	$910,322	$130,154	$169,495	$136,104	$474,569

(a)	See Note H to the Condensed Consolidated Financial Statements for more information.
(b)
Amounts represent contractual interest payments on our fixed-rate debt instruments.  Interest payments on our variable-rate notes payable with balances of $2.6 million as of September 3, 2013 have been excluded from the amounts shown above, primarily because the balances outstanding can fluctuate monthly.  Additionally, the amounts shown above include interest payments on the Senior Notes at the current interest rate of 7.625%, respectively.

(c)
This amount includes operating leases totaling $1.5 million for which sublease income from franchisees or others is expected.  Certain of these leases obligate us to pay maintenance costs, utilities, real estate taxes, and insurance, which are excluded from the amounts shown above.  See Note G to the Condensed Consolidated Financial Statements for more information.

(d)	The amounts for purchase obligations include cash commitments under contract for food items and supplies, advertising, utility contracts, and other miscellaneous commitments.
(e)	See Note J to the Condensed Consolidated Financial Statements for more information.
(f)	This amount excludes $9.0 million of unrecognized tax benefits due to the uncertainty regarding the timing of future cash outflows associated with such obligations.

Commercial Commitments as of September 3, 2013 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	Years	years	Years
Letters of credit	$12,402	$12,402	$–	$–	$–
Divestiture guarantees	6,868	852	1,924	1,687	2,405
Total	$19,270	$13,254	$1,924	$1,687	$2,405

At September 3, 2013, we had divestiture guarantees, which arose in fiscal 1996, when our shareholders approved the distribution of our family dining restaurant business (Morrison Fresh Cooking, Inc., “MFC”) and our health care food and nutrition services business (Morrison Health Care, Inc., “MHC”). Subsequent to that date Piccadilly Cafeterias, Inc. (“Piccadilly”) acquired MFC and Compass Group (“Compass”) acquired MHC. As agreed upon at the time of the distribution, we have been contingently liable for payments to MFC and MHC employees retiring under MFC’s and MHC’s versions of the Management Retirement Plan and the Executive Supplemental Pension Plan (the two non-qualified defined benefit plans) for the accrued benefits earned by those participants as of March 1996.

We estimated our divestiture guarantees at September 3, 2013 to be $6.2 million for employee benefit plans (all of which resides with MHC following Piccadilly’s bankruptcy in fiscal 2004).  We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

Accounting Pronouncements Not Yet Adopted
In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”).  The

guidance requires an entity to present its unrecognized tax benefits net of its deferred tax assets when settlement in this manner is available under the tax law, which would be based on facts and circumstances as of the balance sheet reporting date and would not consider future events.  Gross presentation in the notes to the financial statements will still be required.  ASU 2013-11 will apply on a prospective basis to all unrecognized tax benefits that exist at the effective date, with the option to apply it retrospectively.  The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 (our fiscal 2015 first quarter).  While the adoption of ASU 2013-11 will not have an impact on our results of operations or cash flows, we are currently evaluating the impact of presenting unrecognized tax benefits net of our deferred tax assets where applicable on our Condensed Consolidated Balance Sheets.

Known Events, Uncertainties and Trends:

Financial Strategy and Stock Repurchase Plan
Our financial strategy is to utilize a prudent amount of debt, including operating leases, letters of credit, and any guarantees, to minimize the weighted average cost of capital while allowing financial flexibility.  This strategy has periodically allowed us to repurchase our common stock.  During the first quarter of fiscal 2014, we repurchased 0.1 million shares of our common stock at an aggregate cost of $0.5 million.  As of September 3, 2013, the total number of remaining shares authorized to be repurchased was 11.8 million.  To the extent not funded with cash on hand or cash from operating activities, additional repurchases, if any, may be funded by available cash on hand or borrowings on the Credit Facility.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Repurchases of Senior Notes
We are allowed under the terms of the Credit Facility to prepay up to $15.0 million of indebtedness in any fiscal year to various holders of the Senior Notes.  As discussed in Note H to the Condensed Consolidated Financial Statements, we repurchased $12.9 million of the Senior Notes during the 13 weeks ended September 3, 2013 for $13.0 million plus $0.2 million of accrued interest.  We realized a $0.1 million loss on these transactions.  As of the date of this filing, we may repurchase an additional $2.1 million of the Senior Notes during the remainder of fiscal 2014.  Any future repurchases of the Senior Notes, if any, will be funded with available cash on hand.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk
We are exposed to market risk from fluctuations in interest rates and changes in commodity prices.  The interest rate charged on our Credit Facility can vary based on the interest rate option we choose to utilize.  Our Base Rate for borrowings is defined to be the higher of Bank of America’s prime lending rate, the Federal Funds Rate plus 0.5%, or an adjusted LIBO Rate plus 1.00%, plus an applicable margin ranging from 0.25% to 1.50%.  The applicable margin for our Eurodollar Borrowings ranges from 1.25% to 2.50%.  As of September 3, 2013, the total amount of outstanding debt subject to interest rate fluctuations was $2.6 million.  A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of an insignificant amount per year, assuming a consistent capital structure.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 3, 2013.

Changes in Internal Controls
During the fiscal quarter ended September 3, 2013, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business, including claims relating to injury or wrongful death under “dram shop” laws, workers’ compensation and employment matters, claims relating to lease and contractual obligations, and claims from customers alleging illness or injury.  We provide reserves for such claims when payment is probable and estimable in accordance with U.S. generally accepted accounting principles.  At this time, in the opinion of management, the ultimate resolution of pending legal proceedings will not have a material adverse effect on our consolidated operations, financial position, or cash flows.  See Note N to the Condensed Consolidated Financial Statements for further information about our legal proceedings as of September 3, 2013.

ITEM 1A.  RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended June 4, 2013 in Part I, Item 1A. Risk Factors.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information regarding purchases of our common stock made by us during the first quarter ending September 3, 2013:

	(a)	(b)	(c)	(d)
	Total number	Average	Total number of shares	Maximum number of shares
	of shares	price paid	purchased as part of publicly	that may yet be purchased
Period	purchased (1)	per share	announced plans or programs (1)	under the plans or programs (2)

Month #1
(June 5 to July 9)	51,438	$9.31	51,438	11,785,891
Month #2
(July 10 to August 6)	6,552	$9.27	6,552	11,779,339
Month #3
(August 7 to September 3)	–	–	–	11,779,339
Total	57,990	$9.31	57,990

(1) No shares were repurchased other than through our publicly-announced repurchase programs and authorizations during the first quarter of our year ending June 3, 2014.

(2) As of September 3, 2013, 11.8 million shares remained available for purchase under existing programs, which consists of 1.8 million shares remaining under a July 11, 2007 authorization by the Board of Directors to repurchase 6.5 million shares and a January 8, 2013 authorization by the Board of Directors, not yet begun, to repurchase 10.0 million shares.  The timing, price, quantity, and manner of the purchases to be made are at the discretion of management upon instruction from the Board of Directors, depending upon market conditions.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

To better align executive incentives to achieve superior performance, on July 24, 2013, we granted 570,000 market-based stock options to certain employees under the terms of the Ruby Tuesday, Inc. Stock Incentive Plan.  The stock options were awarded at a grant price of $9.34 per share, and vest if the price of our common stock appreciates to $14 per share or more for a period of 20 consecutive trading days on or before December 3, 2015.  The stock options have a maximum life of seven years.  The following employees who were named executives in our fiscal 2013 definitive proxy statement received stock options as part of this award:
Employee	Number of stock options awarded
Michael O. Moore
Executive Vice President, Chief Financial Officer, and Assistant Secretary	60,000
Robert F. LeBoeuf
Senior Vice President, Chief People Officer	60,000
Scarlett A. May
Senior Vice President, Chief Legal Officer, and Secretary	60,000

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

 Exhibit No.

12.1		Statement regarding computation of Consolidated Ratio of Earnings to Fixed Charges.

31.1		Certification of James J. Buettgen, President and Chief Executive Officer.

31.2		Certification of Michael O. Moore, Executive Vice President, Chief Financial Officer.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

10	1.INS	XBRL Instance Document.

10	1.SCH	XBRL Schema Document.

10	1.CAL	XBRL Calculation Linkbase Document.

10	1.DEF	XBRL Definition Linkbase Document.

10	1.LAB	XBRL Labels Linkbase Document.

10	1.PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.
(Registrant)

Date: October 10, 2013	BY: /s/ MICHAEL O. MOORE —————————————— Michael O. Moore Executive Vice President – Chief Financial Officer and Assistant Secretary (Principal Financial Officer)

Date: October 10, 2013	BY: /s/ FRANKLIN E. SOUTHALL, JR. ————————————————— Franklin E. Southall, Jr. Vice President – Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)