Form 10-Q
period 2013-12-03
RUBY TUESDAY INC
filed 2014-01-13
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  December 3, 2013

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

61,425,092
(Number of shares of common stock, $0.01 par value, outstanding as of January 7, 2014)

RUBY TUESDAY, INC.

Index

Special Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains various forward-looking statements, which represent our expectations or beliefs concerning future events, including one or more of the following:  future financial performance, future capital expenditures, future borrowings and repayments of debt, availability of financing on terms attractive to the Company, compliance with financial covenants in our debt instruments, restaurant growth (both Company-owned and franchised), payment of dividends, stock and bond repurchases, restaurant acquisitions, and changes in senior management and in the Board of Directors.  We caution the reader that a number of important factors and uncertainties could, individually or in the aggregate, cause our actual results to differ materially from those included in the forward-looking statements (such statements include, but are not limited to, statements relating to cost savings that we estimate may result from any programs we implement, our estimates of future capital spending, our targets for annual growth in same-restaurant sales and average annual sales per restaurant, and the benefits of our television marketing), including, without limitation, the following:

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

Index
PART I — FINANCIAL INFORMATION
ITEM 1.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	DECEMBER 3,	JUNE 4,
	2013	2013

Assets	(NOTE A)
Current assets:
Cash and cash equivalents	$23,618	$52,907
Accounts receivable	5,779	4,834
Inventories:
Merchandise	18,220	21,779
China, silver and supplies	9,195	9,093
Income tax receivable	5,343	1,900
Deferred income taxes	4,579	7,296
Prepaid rent and other expenses	14,293	14,180
Assets held for sale	4,432	9,175
Total current assets	85,459	121,164

Property and equipment, net	824,160	859,830
Other assets	62,823	62,189
Total assets	$972,442	$1,043,183

Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable	$25,264	$14,964
Accrued liabilities:
Taxes, other than income and payroll	11,241	11,311
Payroll and related costs	21,977	25,425
Insurance	8,120	9,095
Deferred revenue – gift cards	15,664	13,454
Rent and other	25,926	22,896
Current portion of long-term debt, including capital leases	9,838	8,487
Total current liabilities	118,030	105,632

Long-term debt and capital leases, less current maturities	263,304	290,515
Deferred income taxes	2,778	5,753
Deferred escalating minimum rent	48,583	46,892
Other deferred liabilities	73,498	77,556
Total liabilities	506,193	526,348

Commitments and contingencies (Note N)

Shareholders’ equity:
Common stock, $0.01 par value; (authorized: 100,000 shares;
issued: 61,415 shares at 12/03/13; 61,248 shares at 6/04/13)	614	612
Capital in excess of par value	72,678	67,596
Retained earnings	402,947	459,572
Deferred compensation liability payable in
Company stock	638	1,094
Company stock held by Deferred Compensation Plan	(638)	(1,094)
Accumulated other comprehensive loss	(9,990)	(10,945)
Total shareholders’ equity	466,249	516,835

Total liabilities & shareholders’ equity	$972,442	$1,043,183

                   The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(IN THOUSANDS EXCEPT PER-SHARE DATA)
(UNAUDITED)

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	DECEMBER 3,	DECEMBER 4,	DECEMBER 3,	DECEMBER 4,
	2013	2012	2013	2012
	(NOTE A)		(NOTE A)
Revenue:

Restaurant sales and operating revenue	$274,719	$298,597	$562,811	$624,864
Franchise revenue	1,490	1,480	3,072	3,136
	276,209	300,077	565,883	628,000
Operating costs and expenses:
Cost of merchandise	77,669	82,847	157,607	170,710
Payroll and related costs	97,517	100,731	200,250	207,923
Other restaurant operating costs	65,289	65,648	132,823	131,502
Depreciation	13,915	14,677	28,124	29,688
Selling, general and administrative, net	37,031	38,541	74,046	81,548
Closures and impairments, net	14,143	1,891	22,176	2,978
Interest expense, net	6,620	6,765	13,373	13,555
Loss/(gain) on extinguishment of debt	672	(155)	1,183	(155)
	312,856	310,945	629,582	637,749
Loss from continuing operations before
income taxes	(36,647)	(10,868)	(63,699)	(9,749)
Benefit for income taxes from continuing
operations	(1,910)	(6,664)	(7,063)	(8,619)
Loss from continuing operations	(34,737)	(4,204)	(56,636)	(1,130)

Gain/(loss) from discontinued operations, net of tax	354	(10,864)	11	(11,339)
Net loss	$(34,383)	$(15,068)	$(56,625)	$(12,469)

Other comprehensive income:
Pension liability reclassification, net of tax	477	380	955	761
Total comprehensive loss	$(33,906)	$(14,688)	$(55,670)	$(11,708)

Basic loss per share:
Loss from continuing operations	$(0.58)	$(0.07)	$(0.94)	$(0.02)
Gain/(loss) from discontinued operations	0.01	(0.17)	0.00	(0.18)
Net loss per share	$(0.57)	$(0.24)	$(0.94)	$(0.20)

Diluted loss per share:
Loss from continuing operations	$(0.58)	$(0.07)	$(0.94)	$(0.02)
Gain/(loss) from discontinued operations	0.01	(0.17)	0.00	(0.18)
Net loss per share	$(0.57)	$(0.24)	$(0.94)	$(0.20)

Weighted average shares:
Basic	60,196	62,005	60,111	62,409
Diluted	60,196	62,005	60,111	62,409

Cash dividends declared per share	$-	$-	$-	$-

                 The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

(UNAUDITED)

	TWENTY-SIX WEEKS ENDED
	DECEMBER 3, 2013	DECEMBER 4, 2012

	(NOTE A)
Operating activities:
Net loss	$(56,625)	$(12,469)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	28,124	30,512
Amortization	1,370	2,436
Deferred income taxes	(259)	(21,407)
Loss on impairments, including disposition of assets	17,746	18,756
Loss/(gain) on extinguishment of debt	1,183	(155)
Share-based compensation expense	4,049	1,609
Excess tax benefits from share-based compensation	(283)	(11)
Lease reserve adjustments	4,205	379
Deferred escalating minimum rent	1,397	1,740
Other, net	1,847	(680)
Changes in operating assets and liabilities:
Receivables	(937)	(2,071)
Inventories	3,457	(10,315)
Income taxes	(3,443)	(985)
Prepaid and other assets	(1,187)	91
Accounts payable, accrued and other liabilities	(216)	(6,821)
Net cash provided by operating activities	428	609

Investing activities:
Purchases of property and equipment	(17,697)	(18,505)
Proceeds from sale-leaseback transactions, net	5,637	30,408
Proceeds from disposal of assets	8,457	2,085
Insurance proceeds from property claims	218	–
Reductions in Deferred Compensation Plan assets	115	498
Other, net	(146)	(372)
Net cash (used)/provided by investing activities	(3,416)	14,114

Financing activities:
Principal payments on long-term debt	(25,806)	(17,485)
Stock repurchases	(540)	(20,012)
Payments for debt issuance costs	(1,718)	–
Proceeds from exercise of stock options	1,480	173
Excess tax benefits from share-based compensation	283	11
Net cash used by financing activities	(26,301)	(37,313)

Decrease in cash and cash equivalents	(29,289)	(22,590)
Cash and cash equivalents:
Beginning of year	52,907	48,184
End of quarter	$23,618	$25,594

Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amount capitalized	$11,813	$12,806
Income taxes, net	$477	$3,517
Significant non-cash investing and financing activities:
Retirement of fully depreciated assets	$11,292	$38,490
Reclassification of properties to assets held for sale	$3,816	$763

        The accompanying notes are an integral part of the condensed consolidated financial statements.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we,” and/or “our”), owns and operates Ruby Tuesday® casual dining and Lime Fresh Mexican Grill® (“Lime Fresh”) fast casual restaurants.  We also franchise the Ruby Tuesday and Lime Fresh concepts in selected domestic and international markets.  The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Operating results for the 13- and 26-week periods ended December 3, 2013 are not necessarily indicative of results that may be expected for the 52-week year ending June 3, 2014.

The Condensed Consolidated Balance Sheet at June 4, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  In addition to the reclassification of $0.4 million from Interest expense, net to Gain on extinguishment of debt for both the 13 and 26 weeks ended December 4, 2012, we made certain reclassifications to prior year amounts in our Condensed Consolidated Statements of Operations and Comprehensive Loss to reclassify the results of operations of our discontinued concepts as discontinued operations for all periods presented.  We also made certain reclassifications to prior year amounts in our Condensed Consolidated Statements of Cash Flows to conform to current period presentation (all reclassifications were within Operating activities).

For further information, refer to the consolidated financial statements and footnotes thereto included in RTI’s Annual Report on Form 10-K for the fiscal year ended June 4, 2013.

NOTE B – LOSS PER SHARE AND STOCK REPURCHASES

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during each period presented.  Diluted loss per share gives effect to stock options and restricted stock outstanding during the applicable periods, if dilutive.  The following table reflects the calculation of weighted-average common and dilutive potential common shares outstanding as presented in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands, except per-share data):

	Thirteen weeks ended		Twenty-six weeks ended
	December 3, 2013	December 4, 2012	December 3, 2013	December 4, 2012
Loss from continuing operations	$(34,737)	$(4,204)	$(56,636)	$(1,130)
Gain/(loss) from discontinued operations, net of tax	354	(10,864)	11	(11,339)
Net loss	$(34,383)	$(15,068)	$(56,625)	$(12,469)

Weighted-average common
shares outstanding	60,196	62,005	60,111	62,409
Dilutive effect of stock
options and restricted stock	–	–	–	–
Weighted average common
and dilutive potential
common shares outstanding	60,196	62,005	60,111	62,409

Loss per share – Basic
Loss from continuing operations	$(0.58)	$(0.07)	$(0.94)	$(0.02)
Gain/(loss) from discontinued operations	0.01	(0.17)	0.00	(0.18)
Net loss per share	$(0.57)	$(0.24)	$(0.94)	$(0.20)

Index

Loss per share – Diluted
Loss from continuing operations	$(0.58)	$(0.07)	$(0.94)	$(0.02)
Gain/(loss) from discontinued operations	0.01	(0.17)	0.00	(0.18)
Net loss per share	$(0.57)	$(0.24)	$(0.94)	$(0.20)

Stock options with an exercise price greater than the average market price of our common stock and certain options with unrecognized compensation expense do not impact the computation of diluted loss per share because the effect would be anti-dilutive.  The following table summarizes stock options and restricted shares that did not impact the computation of diluted loss per share because their inclusion would have had an anti-dilutive effect (in thousands):

	Thirteen weeks ended				Twenty-six weeks ended
	December 3, 2013		December 4, 2012		December 3, 2013		December 4, 2012
Stock options	2,839	*	3,371	*	2,977	*	3,002	*
Restricted shares	1,074	*	1,647	*	1,160	*	1,376	*
Total	3,913		5,018		4,137		4,378
* Due to a net loss for the 13 and 26 weeks ended December 3, 2013 and December 4, 2012, all then outstanding share-based awards were excluded from the computation of diluted loss per share.

During the first 26 weeks of fiscal 2014, we repurchased 0.1 million shares of our common stock at a cost of $0.5 million.  As of December 3, 2013, the total number of remaining shares authorized by our Board of Directors to be repurchased was 11.8 million.  All shares repurchased during the 26 week period were cancelled as of December 3, 2013.

NOTE C – FRANCHISE PROGRAMS

As of December 3, 2013, our domestic and international franchisees collectively operated 76 Ruby Tuesday restaurants and eight Lime Fresh restaurants.  We do not own any equity interest in our franchisees.

Under the terms of the franchise operating agreements, we charge a royalty fee (generally 4.0% of monthly sales for Ruby Tuesday concept franchisees and 5.25% of monthly sales for Lime Fresh concept franchisees) and require all of our Ruby Tuesday domestic franchisees to contribute a percentage, 1.5% as of December 3, 2013, of monthly gross sales to a national advertising fund formed to cover their pro rata portion of the production and airing costs associated with our national advertising campaign.  Under the terms of those agreements, we can charge up to 3.0% of monthly gross sales for this national advertising fund.

Advertising amounts received from domestic franchisees are considered by RTI to be reimbursements, recorded on an accrual basis as earned, and have been netted against selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

In addition to the advertising fee discussed above, our Ruby Tuesday concept franchise agreements allow us to charge up to a 2.0% support service fee and a 1.5% marketing and purchasing fee.  For the 13 and 26 weeks ended December 3, 2013 and December 4, 2012, we recorded $0.3 million and $0.5 million, respectively in fiscal 2014, and $0.1 million and $0.4 million, respectively in fiscal 2013, in support service and marketing and purchasing fees, which were an offset to Selling, general and administrative, net in our Condensed Consolidated Statements of Operations and Comprehensive Loss.

Index

NOTE D – DISCONTINUED OPERATIONS

In an effort to focus primarily on the successful sales turnaround of our core Ruby Tuesday concept and secondly, to improve the financial performance of our Lime Fresh concept, we closed all 13 Marlin & Ray’s restaurants, the Company’s one Wok Hay restaurant, and our two Truffles restaurants during fiscal 2013.  We have classified the results of operations of our Company-owned Marlin & Ray’s, Wok Hay, and Truffles concepts as discontinued operations for all periods presented.  The results of operations of our discontinued operations are as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	December 3, 2013	December 4, 2012	December 3, 2013	December 4, 2012
Restaurant sales and operating revenue	$–	$4,156	$–	$9,154
Gain/(loss) before income taxes	$453	$(17,919)	$(75)	$(18,767)
Provision/(benefit) for income taxes	99	(7,055)	(86)	(7,428)
Gain/(loss) from discontinued operations	$354	$(10,864)	$11	$(11,339)

As of December 3, 2013 and June 4, 2013, we had $0.8 million and $2.8 million, respectively, of assets associated with the closed concept restaurants, which are included in Property and equipment, net in our Condensed Consolidated Balance Sheets.  Additionally, included within Assets held for sale in our  December 3, 2013 and June 4, 2013 Condensed Consolidated Balance Sheet are $1.3 million and $4.2 million, respectively, of assets associated with the closed concept restaurants.  See Note I to the Condensed Consolidated Financial Statements for a discussion of closed restaurant lease reserves as of December 3, 2013 and June 4, 2013 associated with the closed concept restaurants.

NOTE E – ACCOUNTS RECEIVABLE

Accounts receivable – current consist of the following (in thousands):

	December 3, 2013	June 4, 2013

Rebates receivable	$1,088	$874
Amounts due from franchisees	1,393	917
Other receivables	3,298	3,043
	$5,779	$4,834

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

As of December 3, 2013 and June 4, 2013, Other receivables consisted primarily of amounts due for third-party gift card sales ($1.8 million for both periods), amounts due from our distributor ($0.7 million and $0.4 million, respectively), and amounts due from landlords ($0.1 million and $0.5 million, respectively).

NOTE F – INVENTORIES

Our merchandise inventory was $18.2 million and $21.8 million as of December 3, 2013 and June 4, 2013, respectively.  In order to ensure adequate supply and competitive pricing, we have historically purchased lobster in advance of our needs and stored it in third-party facilities prior to our distributor taking possession of the inventory.  The decrease in merchandise inventory from the end of the prior fiscal year is due primarily to a reduction in lobster inventory as we have suspended the advance purchasing of lobster to utilize the lobster that is currently on hand.

Index

NOTE G – PROPERTY, EQUIPMENT, ASSETS HELD FOR SALE, OPERATING LEASES, AND SALE-LEASEBACK TRANSACTIONS

Property and equipment, net, is comprised of the following (in thousands):

	December 3, 2013	June 4, 2013
Land	$218,759	$222,385
Buildings	439,591	448,681
Improvements	377,432	402,371
Restaurant equipment	253,559	260,576
Other equipment	85,798	91,351
Construction in progress and other*	18,977	23,080
	1,394,116	1,448,444
Less accumulated depreciation	569,956	588,614
	$824,160	$859,830

* Included in Construction in progress and other as of December 3, 2013 and June 4, 2013 are $13.5 million and $14.8 million, respectively, of assets held for sale that are not classified as such in the Condensed Consolidated Balance Sheets as we do not expect to sell these assets within the next 12 months.  These assets primarily consist of parcels of land upon which we have no intention to build restaurants.

Included within the current assets section of our Condensed Consolidated Balance Sheets at December 3, 2013 and June 4, 2013 are amounts classified as held for sale totaling $4.4 million and $9.2 million, respectively.  Assets held for sale primarily consist of parcels of land upon which we have no intention to build restaurants, land and buildings of closed restaurants, and various liquor licenses.  During the 13 and 26 weeks ended December 3, 2013, we sold surplus properties with carrying values of $5.6 million and $8.2 million, respectively, at net gains of $0.3 million and $0.2 million, respectively.  Cash proceeds, net of broker fees, from these sales during the 13 and 26 weeks ended December 3, 2013 totaled $5.8 million and $8.4 million, respectively.  During the 13 and 26 weeks ended December 4, 2012, we sold surplus properties with carrying values of $1.6 million at net gains of $0.5 million for both periods.  Cash proceeds, net of broker fees, from these sales during the 13 and 26 weeks ended December 4, 2012 totaled $2.1 million for both periods.

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

During the 26 weeks ended December 3, 2013, we completed sale-leaseback transactions of the land and building for three Company-owned Ruby Tuesday concept restaurants for gross cash proceeds of $5.9 million, exclusive of transaction costs of approximately $0.3 million.  Equipment was not included.  The carrying value of the properties sold was $4.8 million.  None of these sale-leaseback transactions occurred during the 13 weeks ended December 3, 2013.  During the 13 and 26 weeks ended December 4, 2012, we completed sale-leaseback transactions of the land and building for five and 14 Company-owned Ruby Tuesday concept restaurants, respectively, for gross cash proceeds of $11.7 million and $32.0 million, respectively, exclusive of transaction costs of approximately $0.6 million and $1.6 million, respectively.  Equipment was not included.  The carrying value of the properties sold was $8.4 million and $22.7 million, respectively.  The leases have been classified as operating leases and have initial terms of 15 years, with renewal options of up to 20 years following a rent reset based on fair market value at the end of the initial term.  Net proceeds from fiscal 2013 and 2014’s sale-leaseback transactions have been used for general corporate purposes, including debt payments and the repurchase of shares of our common stock.

Index

We realized gains on these transactions during the 26 weeks ended December 3, 2013 and December 4, 2012 of $0.8 million and $7.7 million, respectively, and during the 13 weeks ended December 4, 2012 of $2.7 million, which have been deferred and are being recognized on a straight-line basis over the lease term.  The current portion of the deferred gains on all sale-leaseback transactions to date was $1.1 million and $1.0 million as of December 3, 2013 and June 4, 2013, respectively, and is included in Accrued liabilities – Rent and other in our Condensed Consolidated Balance Sheets.  The long-term portion of the deferred gains on all sale-leaseback transactions to date was $13.5 million and $13.2 million as of December 3, 2013 and June 4, 2013, respectively, and is included in Other deferred liabilities in our Condensed Consolidated Balance Sheets.  Amortization of the deferred gains of $0.3 million and $0.5 million for the 13 and 26 weeks ended December 3, 2013, respectively, and $0.2 million and $0.3 million for the 13 and 26 weeks ended December 4, 2012, respectively, is included within Other restaurant operating costs in our Condensed Consolidated Statement of Operations and Comprehensive Loss.

NOTE H – LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

	December 3, 2013	June 4, 2013

Senior unsecured notes	$222,113	$235,000
Unamortized discount	(2,753)	(3,083)
Senior unsecured notes less unamortized discount	219,360	231,917
Revolving credit facility	–	–
Mortgage loan obligations	53,601	66,883
Capital lease obligations	181	202
	273,142	299,002
Less current maturities	9,838	8,487
	$263,304	$290,515

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

Interest on the Senior Notes is calculated at 7.625% per annum, payable semiannually on each May 15 and November 15 to holders of record on the May 1 or November 1 immediately preceding the interest payment date.  Accrued interest on the Senior Notes and our other long-term debt and capital lease obligations is included in Accrued liabilities – Rent and other in our Consolidated Balance Sheets.  The Senior Notes mature on May 15, 2020.

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

Index

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

Under the terms of our December 2013 four-year revolving credit agreement (the “Senior Credit Facility” discussed below) we are allowed, under certain circumstances, to repurchase up to $20.0 million of the Senior Notes in any fiscal year.  During the 26 weeks ended December 3, 2013, we repurchased $12.9 million of the Senior Notes for $13.0 million plus $0.2 million of accrued interest.  We realized losses of $0.5 million on these transactions.  The balance on the Senior Notes was $222.1 million at December 3, 2013 as a result of these repurchases.

On December 3, 2013, we entered into the Senior Credit Facility under which we may borrow up to $50.0 million with the option, subject to certain conditions, to increase the facility by up to $35.0 million.  The Senior Credit Facility, which was obtained to provide capital for general corporate purposes, replaced a previous five-year $200.0 million credit facility that was set to expire in December 2015.  The terms of the Senior Credit Facility provide for a $25.0 million sublimit for the issuance of standby letters of credit.  In connection with entering into the Senior Credit Facility, included within Interest expense, net and Loss/(gain) on extinguishment of debt in our Condensed Consolidated Statements of Operations for the 13 and 26 weeks ended December 3, 2013 are charges of $0.2 million and $0.7 million, respectively, relating to the write-off of the pro rata portion of unamortized debt issuance costs associated with our previous credit facility.

Under the Senior Credit Facility, interest rates charged on borrowings can vary depending on the interest rate option we choose to utilize.  Our options for the rate are a Base Rate or LIBOR, plus an applicable margin.  The Base Rate is defined as the highest of the issuing bank’s prime rate, the Federal Funds rate plus 0.50%, or the Adjusted LIBO rate (as defined in the Senior Credit Facility) plus 1.0%.  The applicable margin for the LIBOR rate-based option is a percentage ranging from 2.50% to 3.50% and for the Base Rate option is a percentage ranging from 1.50% to 2.50%.  We pay commitment fees quarterly ranging from 0.40% to 0.75% on the unused portion of the Senior Credit Facility.

As security for the Senior Credit Facility, we granted the lenders liens and security interests in substantially all of the shares of capital stock of the Company and each of our present and future subsidiaries and substantially all of the personal property of the Company and each of our present and future subsidiaries. Further, we are substantially complete in the process of finalizing a listing of approximately 50 Ruby Tuesday restaurants whose real property, improvements and fixtures would provide additional collateral with a fair market value of approximately $100.0 million as of December 3, 2013.  While the Company has no plans to borrow on the Senior Credit Facility prior to finalization of the collateral, there can be no assurance that the full amount of $50.0 million would be available until we are able to do so.

Under the terms of the Senior Credit Facility, we had no borrowings outstanding at December 3, 2013.  After consideration of letters of credit outstanding, we had $37.6 million available under the Senior Credit Facility as of December 3, 2013.

The Senior Credit Facility contains a number of customary affirmative and negative covenants that, among other things, limit or restrict our ability to incur liens, engage in mergers or other fundamental changes, make acquisitions, investments, loans and advances, pay dividends or other distributions, sell or otherwise dispose of certain assets, engage in certain transactions with affiliates, enter into burdensome agreements or certain hedging agreements, amend organizational documents, change accounting practices, incur additional indebtedness and prepay other indebtedness.  In addition, under the Senior Credit Facility, we are required to comply with financial covenants relating to the maintenance of a maximum leverage ratio and a minimum fixed charge coverage ratio.  The terms of the Senior Credit Facility require us to maintain a maximum leverage ratio of no more than 4.50 to 1.0 and a minimum fixed charge coverage ratio of 1.50 to 1.0 for the quarter ended December 3, 2013.  For the remainder of fiscal 2014, the terms of the Senior Credit Facility require us to maintain a maximum leverage ratio of no more than 4.75 to 1.0 and 5.00 to 1.0 for the quarters ending March 4, 2014 and June 3, 2014, respectively, and a minimum fixed charge coverage ratio of 1.40 to 1.0 and 1.30 to 1.0 for the quarters ending March 4, 2014 and June 3, 2014, respectively.  The minimum required ratios fluctuate thereafter as provided in Article VII of the Senior Credit Facility.

Index

The Senior Credit Facility terminates not later than December 3, 2017.  Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Senior Credit Facility and any ancillary loan documents.

On December 3, 2013, in connection with our entry into the Senior Credit Facility, the Company and certain of its subsidiaries entered into loan modification agreements (the “Loan Modification Agreements”) with certain mortgage lenders to, among other things, provide waivers and consents under certain of our mortgage loan obligations to enter into the Senior Credit Facility.  The Loan Modification Agreements also, among other things, amend certain financial reporting requirements under the specified loans and modify and/or provide for certain financial covenants for the specified loans, including the minimum consolidated fixed charge coverage ratio and the minimum adjusted total debt to EBITDAR ratio.  In conjunction with one of the loan modification agreements, on January 2, 2014,  we paid approximately $5.0 million to retire a specified portion of certain mortgage loan obligations.

Our $53.6 million in mortgage loan obligations as of December 3, 2013 consists of various loans acquired upon franchise acquisitions.  These loans, which mature between February 2014 and November 2022, have balances which range from $0.1 million to $7.8 million and interest rates of 7.60% to 10.92%.  Many of the properties acquired from franchisees collateralize the loans outstanding.

NOTE I – CLOSURES AND IMPAIRMENTS EXPENSE

Closures and impairments, net include the following for the 13 and 26 weeks ended December 3, 2013 and December 4, 2012 (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	December 3, 2013	December 4, 2012	December 3, 2013	December 4, 2012
Closures and impairments from
continuing operations:
Property impairments	$12,318	$2,212	$17,248	$2,660
Closed restaurant lease reserves	1,702	(99)	4,297	375
Other closing costs	110	285	578	541
Loss/(gain) on sale of surplus properties	13	(507)	53	(598)
Closures and impairments, net	$14,143	$1,891	$22,176	$2,978

Closures and impairments from
discontinued operations	$(453)	$16,360	$65	$16,397

A roll forward of our future lease obligations associated with closed properties is as follows (in thousands):

	Lease Obligations
	Continuing Operations	Discontinued Concepts	Total
Balance at June 4, 2013	$6,417	$2,310	$8,727
Closing expense including rent and other lease charges	4,297	(92)	4,205
Payments	(2,503)	(821)	(3,324)
Other adjustments	42	–	42
Balance at December 3, 2013	$8,253	$1,397	$9,650

For the remainder of fiscal 2014 and beyond, our focus will be on obtaining settlements, or subleases as necessary, on as many of these leases as possible and these settlements could be higher or lower than the amounts recorded.  The actual amount of any cash payments made by the Company for lease contract termination costs will be dependent upon ongoing negotiations with the landlords of the leased restaurant properties.

As also discussed in Note R to the Condensed Consolidated Financial Statements, on January 7, 2014, the Board of Directors of Ruby Tuesday, Inc. approved a plan to close approximately 27 Ruby Tuesday concept restaurants in the third quarter of fiscal 2014 and three more in the fourth quarter.  Of the 30 restaurants, approximately half are planned to close upon expiration of their lease.  Included within Closures and impairments, net for the 13 and 26 weeks ended December 3, 2013 are impairment charges of $4.4 million in connection with the planned closures.

Index

In addition to the impairment charges recorded in connection with the planned closures discussed above, during the 13 weeks ended December 3, 2013 we recorded $5.7 million of impairments relating to nine open restaurants with deteriorating operational performance.  At December 3, 2013, we had 58 restaurants that had been open more than one year with rolling 12-month negative cash flows of which 43 have been impaired to salvage value.  Of the 15 which remained, we reviewed the plans to improve cash flows at each of the restaurants and determined that no impairment was necessary.  The remaining net book value of these 15 restaurants, six of which are located on owned properties, was $13.7 million at December 3, 2013.

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

Minimum funding for the Retirement Plan is determined in accordance with the guidelines set forth in employee benefit and tax laws.  From time to time we may contribute additional amounts as we deem appropriate.  We estimate that we will be required to make contributions totaling $0.3 million to the Retirement Plan during the remainder of fiscal 2014.

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

To provide a source for the payment of benefits under our non-qualified pension plans, we own whole-life insurance contracts on certain employees.  These policies are maintained in a rabbi trust.  During the second quarter of fiscal 2014, we sold certain of these policies, the proceeds from which we expect to reinvest in new policies during the third quarter of fiscal 2014.  As a result of the sale of these policies, we classified the $8.8 million restricted cash as Other assets in the noncurrent section of our December 3, 2013 Condensed Consolidated Balance Sheet.

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

Index

The following tables detail the components of net periodic benefit costs and the amounts recognized in our Condensed Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the “Pension Plans”) and the Postretirement Medical and Life Benefits plans (in thousands):

	Pension Benefits
	Thirteen weeks ended		Twenty-six weeks ended
	December 3,	December 4,	December 3,	December 4,
	2013	2012	2013	2012
Service cost	$89	$115	$178	$230
Interest cost	434	525	868	1,050
Expected return on plan assets	(111)	(102)	(222)	(204)
Amortization of prior service cost (a)	–	26	–	52
Recognized actuarial loss	428	565	856	1,130
Net periodic benefit cost	$840	$1,129	$1,680	$2,258

	Postretirement Medical and Life Benefits
	Thirteen weeks ended		Twenty-six weeks ended
	December 3,	December 4,	December 3,	December 4,
	2013	2012	2013	2012
Service cost	$3	$3	$6	$6
Interest cost	17	15	34	30
Amortization of prior service cost (a)	(11)	(14)	(22)	(28)
Recognized actuarial loss	61	53	122	106
Net periodic benefit cost	$70	$57	$140	$114
(a)	Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

During the 13 and 26 weeks ended December 3, 2013, we reclassified $0.5 million and $1.0 million, respectively, of amortized prior service costs and recognized actuarial losses out of accumulated other comprehensive loss and into pension expense, which is included in Selling, general and administrative, net within our Condensed Consolidated Statements of Operations.

We also sponsor two defined contribution retirement savings plans. Information regarding these plans is included in our Annual Report on Form 10-K for the fiscal year ended June 4, 2013.

Executive Separations and Corporate Support Services Restructuring
On June 7, 2013, our then Executive Vice President, Chief Operations Officer separated employment with the Company.  During the first quarter of fiscal 2014, we recorded severance expense of $0.9 million in connection with the separation agreement for the former executive, which represents obligations pursuant to the Ruby Tuesday, Inc. Severance Pay Plan (the “Severance Plan”) of two times base salary.  Of this amount, $0.5 million was paid to the former executive during the 13 weeks ended September 3, 2013, and the remaining $0.4 million was paid subsequent to December 3, 2013 in accordance with the Severance Plan.

On October 7, 2013, the Company terminated the Severance Plan.

On October 30, 2013, our then Senior Vice President, Chief People Officer separated employment with the Company.  During the second quarter of fiscal 2014, we recorded severance expense of $0.4 million in connection with his separation agreement, an amount representing one year of his annual base salary plus his remaining vacation for fiscal 2014.  Of this amount, an insignificant portion was paid during the quarter and the remaining amounts will be paid over three future installments.

Index

On November 20, 2013, we eliminated approximately 50 support center management and staff personnel at our Restaurant Support Services Center in Maryville, Tennessee.  These reductions occurred in connection with an ongoing comprehensive review of our cost structure.  These employee separations resulted in second quarter fiscal 2014 transition-related costs of $2.0 million for employee severance and unused vacation.

As of December 3, 2013, a liability of $2.4 million representing unpaid obligations in connection with the restructuring was included within Accrued liabilities: Payroll and related costs in our Condensed Consolidated Balance Sheet.  A roll forward of our obligations in connection with employee separations is as follows (in thousands):

Balance at June 4, 2013	$310
Employee severance and unused vacation accruals	3,212
Cash payments	(1,139)
Balance at December 3, 2013	$2,383

See Notes L and R to the Condensed Consolidated Financial Statements for discussion of the impact of executive separations to our share-based employee compensation costs and further staff reductions subsequent to quarter end, respectively.

NOTE K – INCOME TAXES

Under Accounting Standards Codification 740 (“ASC 740”), companies are required to apply their estimated annual tax rate on a year-to-date basis in each interim period.  Under ASC 740, companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable.  In this situation, the interim tax rate should be based on the actual year-to-date results.  Due to changes in our projections, which have fluctuated as we work through our brand repositioning, a reliable projection of our annual effective rate has been difficult to determine.  As such, we recorded a tax benefit for the first two quarters of fiscal 2014 based on the actual year-to-date results, in accordance with ASC 740.

We recorded a tax benefit from continuing operations of $1.9 million and $7.1 million for the 13- and 26-week periods ended December 3, 2013, respectively, compared to $6.7 million and $8.6 million for the 13- and 26-week periods ended December 4, 2012, respectively, to reflect the current benefit of federal and certain state net operating loss carrybacks as well as the recognition of unrecognized tax benefits.  The change in income taxes is attributable to increased pre-tax losses for the 13 and 26 weeks ending December 3, 2013 as compared to the same periods of the prior year, offset by an increase in the valuation allowance for deferred tax assets as discussed below.

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

Our valuation allowance totaled $45.4 million and $24.6 million as of December 3, 2013 and June 4, 2013, respectively.  Netted against our tax benefit from continuing operations for the 13- and 26-week periods ended December 3, 2013 were charges of $14.6 million and $21.9 million, respectively, representing the amount reserved for the increase in deferred tax assets during the periods which primarily related to general business credit carryforwards and state net operating loss carryforwards.

We had a liability for unrecognized tax benefits, exclusive of accrued interest and penalties, of $8.9 million and $13.0 million as of December 3, 2013 and June 4, 2013, respectively.  As of December 3, 2013 and

Index

June 4, 2013, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate was $3.6 million and $3.5 million, respectively.  The liability for unrecognized tax benefits as of December 3, 2013 includes $1.2 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations and negotiations with tax authorities.

Interest and penalties related to unrecognized tax benefits are recognized as components of income tax expense.  As of December 3, 2013 and June 4, 2013, we had accrued $1.0 million and $0.9 million, respectively, for the payment of interest and penalties.  During the first 26 weeks of fiscal 2014, accrued interest and penalties increased $0.1 million, all of which affected the effective tax rate for the same time period.

At December 3, 2013, we are no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2010, and with few exceptions, state and local examinations by tax authorities prior to fiscal year 2009.

NOTE L – SHARE-BASED EMPLOYEE COMPENSATION

We compensate our employees and directors using share-based compensation through the following plans:

The Ruby Tuesday, Inc. Stock Incentive Plan and the Ruby Tuesday, Inc. 1996 Stock Incentive Plan
A committee, appointed by the Board of Directors, administers the Ruby Tuesday, Inc. Stock Incentive Plan (“SIP”) and the Ruby Tuesday, Inc. 1996 Stock Incentive Plan (“1996 SIP”), and has full authority in its discretion to determine the key employees, officers, and non-employee directors to whom share-based incentives are granted and the terms and provisions of share-based incentives.  Option grants under the SIP and 1996 SIP can have varying vesting provisions and exercise periods as determined by such committee.  A majority of currently outstanding options granted under the SIP and 1996 SIP vest within three years following the date of grant and expire seven years after the date of grant.  The SIP and 1996 SIP permit the committee to make awards of shares of common stock, awards of stock options or other derivative securities related to the value of the common stock, and certain cash awards to eligible persons.  These discretionary awards may be made on an individual basis or for the benefit of a group of eligible persons.  All options awarded under the SIP and 1996 SIP have been awarded with an exercise price equal to the fair market value at the time of grant.

At December 3, 2013, we had reserved a total of 4,857,000 and 170,000 shares of common stock for the SIP and 1996 SIP, respectively.  Of the reserved shares at December 3, 2013, 1,984,000 and 102,000 were subject to options outstanding for the SIP and 1996 SIP, respectively.  Stock option exercises are settled with the issuance of new shares.  Net shares of common stock available for issuance at December 3, 2013 under the SIP and 1996 SIP were 2,873,000 and 68,000, respectively.  As discussed below, during the second quarter of fiscal 2014 our shareholders approved an amendment to the SIP allowing non-employee directors to participate in the SIP.

The Ruby Tuesday, Inc. Stock Incentive and Deferred Compensation Plan for Directors
Under the Ruby Tuesday, Inc. Stock Incentive and Deferred Compensation Plan for directors (the “Directors’ Plan”), non-employee directors are eligible for awards of share-based incentives.  On October 9, 2013, our shareholders approved an amendment to the SIP allowing non-employee directors to participate in the SIP instead of requiring that such awards be made from the Directors’ Plan.  The amendment did not increase the number of shares of common stock available for issuance under the SIP.  At December 3, 2013, there were no reserved shares or shares of common stock available for issuance under the Directors’ Plan.  All future share-based compensation granted to non-employee directors will be awarded from shares of common stock available for issuance under the SIP.

Index

Stock Options
The following table summarizes our stock option activity for the 26 weeks ended December 3, 2013 under these stock option plans (in thousands, except per-share data):

	Stock Options	Weighted Average Exercise Price
Service-based vesting:
Balance at June 4, 2013	1,911	$8.27
Granted	601	9.34
Exercised	(229)	6.45
Forfeited	(179)	9.39
Balance at December 3, 2013	2,104	$8.68
Exercisable	1,237	$8.63

Market-based vesting:
Balance at June 4, 2013	250	$7.81
Granted	570	9.34
Forfeited	(85)	9.34
Balance at December 3, 2013	735	$8.82
Exercisable	–	$–

At December 3, 2013, there was approximately $3.9 million of unrecognized pre-tax compensation expense related to non-vested stock options.  This cost is expected to be recognized over a weighted-average period of 1.7 years.

During the first quarter of fiscal 2014, we granted 601,000 service-based stock options to certain employees under the terms of the SIP.  The stock options awarded vest in equal annual installments over a three-year period following grant of the award, and have a maximum life of seven years.

Also during the first quarter of fiscal 2014, we granted 570,000 market-based stock options to certain employees under the terms of the SIP.  The stock options vest if a share of our common stock appreciates to $14 per share or more for a period of 20 consecutive trading days on or before December 3, 2015.  The stock options have a maximum life of seven years.

Restricted Stock
The following table summarizes our restricted stock activity for the 26 weeks ended December 3, 2013 (in thousands, except per-share data):

		Weighted-Average
	Restricted	Grant-Date
	Stock	Fair Value
Performance-based vesting:
Non-vested at June 4, 2013	356	$7.06
Granted	–	–
Vested	(18)	7.87
Forfeited	(270)	6.81
Non-vested at December 3, 2013	68	$7.81

		Weighted-Average
	Restricted	Grant-Date
	Stock	Fair Value
Service-based vesting:
Non-vested at June 4, 2013	1,136	$7.92
Granted	405	8.97
Vested	(395)	8.12
Forfeited	(140)	8.76
Non-vested at December 3, 2013	1,006	$8.15

Index

The fair values of the restricted share awards reflected above were based on the fair market value of our common stock on the grant date.  At December 3, 2013, unrecognized compensation expense related to restricted stock grants expected to vest totaled approximately $5.8 million and will be recognized over a weighted average vesting period of approximately 1.6 years.

During the second quarter of fiscal 2014, RTI granted approximately 60,000 restricted shares to non-employee directors under the terms of the Stock Incentive Plan and Directors’ Plan.  These shares cliff vest over a one year period following grant of the award.

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

As discussed further in Note J to the Condensed Consolidated Financial Statements, our Executive Vice President, Chief Operations Officer, Senior Vice President, Chief People Officer, and other management personnel separated employment with the Company during the first two quarters of fiscal 2014.  Several of these individuals held share-based compensation awards at the times of their separations, and these awards were either vested or forfeited in accordance with the terms of the original awards.

Included within share-based compensation expense for the 13- and 26-week periods ended December 3, 2013 are charges of $0.3 million, representing the incremental costs resulting from accelerated vesting, net of forfeitures.

NOTE M – SEGMENT REPORTING

Our President and Chief Executive Officer, who is our chief operating decision maker, with the assistance of our senior management, reviews discrete financial information for both the Ruby Tuesday and Lime Fresh restaurant concepts to assess performance and allocate resources.  We consider the Ruby Tuesday and Lime Fresh concepts to be our reportable segments as we do not believe they have similar economic and other characteristics to be aggregated into a single reportable segment.  Financial results by reportable segment for the 13 and 26 weeks ended December 3, 2013 and December 4, 2012 are as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	December 3, 2013	December 4, 2012	December 3, 2013	December 4, 2012
Revenues:
Ruby Tuesday concept	$270,741	$296,097	$554,763	$619,924
Lime Fresh concept	5,468	3,980	11,120	8,076
Total revenues	$276,209	$300,077	$565,883	$628,000

Segment (loss)/profit:
Ruby Tuesday concept	$870	$17,026	$10,721	$46,573
Lime Fresh concept	(1,783)	(2,032)	(4,237)	(2,351)
Total segment (loss)/profit	$(913)	$14,994	$6,484	$44,222

Depreciation and amortization:
Ruby Tuesday concept	$13,456	$14,382	$27,248	$29,141
Lime Fresh concept	545	576	1,044	1,095
Support center and other	597	571	1,180	1,143
Total depreciation and amortization	$14,598	$15,529	$29,472	$31,379

Index

Capital expenditures:
Ruby Tuesday concept	$14,114	$12,197
Lime Fresh concept	2,699	2,873
Support center and other	884	3,435
Total capital expenditures	$17,697	$18,505

Total assets by reportable segment as of December 3, 2013 and June 4, 2013 are as follows (in thousands):

	December 3, 2013	June 4, 2013
Total assets:
Ruby Tuesday concept	$854,707	$893,750
Lime Fresh concept	19,080	18,943
Support center and other	98,655	130,490
Total assets	$972,442	$1,043,183

The following is a reconciliation of segment profit to loss from continuing operations before taxes for the 13 and 26 weeks ended December 3, 2013 and December 4, 2012 (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	December 3, 2013	December 4, 2012	December 3, 2013	December 4, 2012
Segment (loss)/profit	$(913)	$14,994	$6,484	$44,222
Less:
Depreciation and amortization	(14,598)	(15,529)	(29,472)	(31,379)
Unallocated general and
administrative expenses	(13,760)	(3,231)	(25,657)	(8,251)
Preopening expenses	(41)	(204)	(395)	(399)
Interest expense, net	(6,620)	(6,765)	(13,373)	(13,555)
Other expense, net	(715)	(133)	(1,286)	(387)
Loss from continuing operations
before income taxes	$(36,647)	$(10,868)	$(63,699)	$(9,749)

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

On April 17, 2012, a wage and hour case styled Guttentag. et al vs. Ruby Tuesday, Inc. was filed in the United States District Court, Southern District of New York.  The named plaintiffs, and five additional former employees who have joined the suit as opt-in plaintiffs, allege that the Company violated the Fair Labor Standards Act and state wage and hour laws in New York and Florida.  Plaintiffs filed their motion for conditional certification on March 8, 2013, which sought a nationwide putative class of all current and former servers, bartenders, and food runners who worked for the Company between April 17, 2009 and the present.   On June 11, 2013 the court entered an order granting conditional certification of the nationwide class requested by plaintiffs.  Mediation was conducted in early September 2013, but the effort was unsuccessful.  We continue to explore a possible agreed resolution.  The court has made no findings as to the merits or lack of merits of the plaintiffs’ claims and we are vigorously defending this matter.  Notice of the lawsuit and the right to opt-in was mailed to the putative class members in November 2013, and at present approximately 4.5% of the putative class have filed consents to opt-in.

On September 30, 2009, an age discrimination case styled Equal Employment Opportunity Commission (Pittsburgh) v. Ruby Tuesday, Inc. (the “EEOC Lawsuit”), was filed in the United States District Court for the Western District of Pennsylvania (the “Court”).  The U.S. Equal Employment Opportunity Commission (“EEOC”) Pittsburgh Area Office alleged in the suit that the Company violated the Age Discrimination in Employment Act (“ADEA”) by failing to hire employees within the protected age group in five Pennsylvania restaurants and one Ohio restaurant.  On December 9, 2013, the Court approved a consent decree entered into between the EEOC and the Company in Civil Action No. 09-1330. Without any

Index

admission of liability, the Company agreed to make five equal monthly payments totaling $575,000 into a qualified settlement account that individuals aged 40 or older who applied for a position at one of the six restaurants from January 1, 2005 through the date of the decree may apply to receive.  The Company also agreed to make efforts to recruit and hire more individuals aged 40 or older at the three restaurants involved in the litigation that are currently open.  Civil Action 09-1330 is closed, subject to the Court’s continuing jurisdiction over the consent decree.  Not closed, but inactive (as far as we are aware), is the EEOC’s Notice of an ADEA Directed Investigation (“DI”), regarding potential age discrimination in violation of the ADEA in hiring and discharge for all positions at all other restaurants in the United States.  On April 30, 2013, the Court entered an order terminating a miscellaneous action filed by the EEOC in furtherance of the DI.   We do not believe that the DI will have a material adverse effect on our operations, financial position, or cash flows.

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

We believe, and have obtained a consistent opinion from outside counsel, that we have valid coverage under our insurance policies for any amounts in excess of our self-insured retention.  We believe this provides a basis for not recording a liability for any contingency associated with the Maddy settlement.  We further believe we have the right to the indemnification referred to above.  Based on the information currently available, our December 3, 2013 and June 4, 2013 Condensed Consolidated Balance Sheets reflect no accrual relating to the Maddy case.  There can be no assurance, however, that we will be successful in our defense of our carrier’s claim against us.  On January 10, 2014, a voluntary dismissal without prejudice of this case was entered.

NOTE O – FAIR VALUE MEASUREMENTS

The following table presents the fair values of our financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall (in thousands):

	Level	December 3, 2013	June 4, 2013
Deferred compensation plan: other investments – Assets	1	$9,274	$8,721
Deferred compensation plan: other investments – Liabilities	1	(9,274)	(8,721)
Deferred compensation plan: RTI common stock – Equity	1	638	1,094
Deferred compensation plan: RTI common stock – Equity	1	(638)	(1,094)
Total		$–	$–

During the 26 weeks ended December 3, 2013 there were no transfers among levels within the fair value hierarchy.

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

Index

The following table presents the fair values for those assets and liabilities measured on a non-recurring basis and remaining on our Condensed Consolidated Balance Sheets as of December 3, 2013 and June 4, 2013 (in thousands):

	Fair Value Measurements
	Level	December 3, 2013	June 4, 2013
Long-lived assets held for sale *	2	$17,942	$24,006
Long-lived assets held for use	2	12,949	5,802
Total		$30,891	$29,808

* Included in the carrying value of long-lived assets held for sale as of December 3, 2013 and June 4, 2013 are $13.5 million and $14.8 million, respectively, of assets included in Construction in progress in the Condensed Consolidated Balance Sheets as we do not expect to sell these assets within the next 12 months.

The following table presents the losses recognized during the 13 and 26 weeks ended December 3, 2013 and December 4, 2012 resulting from fair value measurements of assets and liabilities measured on a non-recurring basis.  The losses associated with continuing operations are included in Closures and impairments, net and the losses associated with discontinued operations are included in Loss from discontinued operations in our Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	December 3, 2013	December 4, 2012	December 3, 2013	December 4, 2012
Included within continuing operations
Long-lived assets held for sale	$315	$354	$584	$511
Long-lived assets held for use	12,003	1,858	16,664	2,149
	$12,318	$2,212	$17,248	$2,660

Included within discontinued operations	$–	$16,302	$153	$16,302

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

Our financial instruments at December 3, 2013 and June 4, 2013 consisted of cash and cash equivalents, accounts receivable and payable, long-term debt, and letters of credit.  The fair values of cash and cash equivalents and accounts receivable and payable approximated carrying value because of the short-term nature of these instruments.  The carrying amounts and fair values of our other financial instruments not measured on a recurring basis using fair value, however subject to fair value disclosures, are as follows (in thousands):

	December 3, 2013		June 4, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt and capital leases	$273,142	$263,497	$299,002	$310,441
Letters of credit	–	405	–	270

We estimated the fair value of debt and letters of credit using market quotes and present value calculations based on market rates.

Index

NOTE P – SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

As discussed in Note H to the Consolidated Financial Statements, the Senior Notes are a liability of Ruby Tuesday, Inc. (the “Parent”) and are guaranteed on a senior unsecured basis by our existing and future domestic restricted subsidiaries, subject to certain exceptions (the “Guarantors”).  Each of the Guarantors is wholly-owned by Ruby Tuesday, Inc.  None of the few remaining subsidiaries of Ruby Tuesday, Inc., which were primarily created to hold liquor license assets, guarantee the Senior Notes (the “Non-Guarantors”).  Our Non-Guarantor subsidiaries are immaterial and are aggregated within the Parent information disclosed below.

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

Index
Condensed Consolidating Balance Sheet
As of December 3, 2013
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$23,313	$305	$–	$23,618
Accounts receivable	2,217	3,562	–	5,779
Inventories	19,477	7,938	–	27,415
Income tax receivable	130,721	–	(125,378)	5,343
Deferred income taxes	1,377	3,202	–	4,579
Other current assets	15,237	3,488	–	18,725
Total current assets	192,342	18,495	(125,378)	85,459

Property and equipment, net	611,147	213,013	–	824,160
Investment in subsidiaries	152,303	–	(152,303)	–
Due from/(to) subsidiaries	90,802	236,998	(327,800)	–
Other assets	48,465	14,358	–	62,823
Total assets	$1,095,059	$482,864	$(605,481)	$972,442

Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable	$20,934	$4,330	$–	$25,264
Accrued and other current liabilities	47,703	35,225	–	82,928
Current maturities of long-term debt,
including capital leases	(341)	10,179	–	9,838
Income tax payable	–	125,378	(125,378)	–
Total current liabilities	68,296	175,112	(125,378)	118,030

Long-term debt and capital leases,
less current maturities	219,882	43,422	–	263,304
Deferred income taxes	(4,192)	6,970	–	2,778
Due to/(from) subsidiaries	236,998	90,802	(327,800)	–
Other deferred liabilities	107,826	14,255	–	122,081
Total liabilities	628,810	330,561	(453,178)	506,193

Shareholders’ equity:
Common stock	614	–	–	614
Capital in excess of par value	72,678	–	–	72,678
Retained earnings	402,947	152,303	(152,303)	402,947
Accumulated other comprehensive loss	(9,990)	–	–	(9,990)
Total shareholders’ equity	466,249	152,303	(152,303)	466,249

Total liabilities & shareholders’ equity	$1,095,059	$482,864	$(605,481)	$972,442

Index
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

Index
Condensed Consolidating Statement of Operations and
Comprehensive (Loss)/Income
For the Thirteen Weeks Ended December 3, 2013
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$198,850	$75,869	$–	$274,719
Franchise revenue	98	1,392	–	1,490
	198,948	77,261	–	276,209

Operating costs and expenses:
Cost of merchandise	56,320	21,349	–	77,669
Payroll and related costs	69,365	28,152	–	97,517
Other restaurant operating costs	46,493	18,796	–	65,289
Depreciation	10,208	3,707	–	13,915
Selling, general, and administrative	25,724	11,307	–	37,031
Intercompany selling, general, and
administrative allocations	14,008	(14,008)	–	–
Closures and impairments	8,058	6,085	–	14,143
Equity in earnings of subsidiaries	104	–	(104)	–
Interest expense, net	5,171	1,449	–	6,620
Intercompany interest expense/(income)	3,229	(3,229)	–	–
Loss on extinguishment of debt	672	–	–	672
	239,352	73,608	(104)	312,856

(Loss)/income from continuing operations
before income taxes	(40,404)	3,653	104	(36,647)
(Benefit)/provision for income taxes from
continuing operations	(5,667)	3,757	–	(1,910)
(Loss)/income from continuing operations	(34,737)	(104)	104	(34,737)

Gain from discontinued operations, net of tax	354	–	–	354
Net (loss)/income	$(34,383)	$(104)	$104	$(34,383)

Other comprehensive income:
Pension liability reclassification, net of tax	477	–	–	477
Total comprehensive (loss)/income	$(33,906)	$(104)	$104	$(33,906)

Index
Condensed Consolidating Statement of Operations and
Comprehensive (Loss)/Income
For the Twenty-Six Weeks Ended December 3, 2013
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$408,932	$153,879	$–	$562,811
Franchise revenue	119	2,953	–	3,072
	409,051	156,832	–	565,883

Operating costs and expenses:
Cost of merchandise	114,847	42,760	–	157,607
Payroll and related costs	142,891	57,359	–	200,250
Other restaurant operating costs	94,895	37,928	–	132,823
Depreciation	20,572	7,552	–	28,124
Selling, general, and administrative	51,718	22,328	–	74,046
Intercompany selling, general, and
administrative allocations	28,771	(28,771)	–	–
Closures and impairments	13,223	8,953	–	22,176
Equity in earnings of subsidiaries	(4,421)	–	4,421	–
Interest expense, net	10,231	3,142	–	13,273
Intercompany interest expense/(income)	6,414	(6,414)	–	–
Loss on extinguishment of debt	1,183	–	–	1,183
	480,324	144,837	4,421	629,582

(Loss)/income from continuing operations
before income taxes	(71,273)	11,995	(4,421)	(63,699)
(Benefit)/provision for income taxes from
continuing operations	(14,637)	7,574	–	(7,063)
(Loss)/income from continuing operations	(56,636)	4,421	(4,421)	(56,636)

Gain from discontinued operations, net of tax	11	–	–	11
Net (loss)/income	$(56,625)	$4,421	$(4,421)	$(56,625)

Other comprehensive income:
Pension liability reclassification, net of tax	955	–	–	955
Total comprehensive (loss)/income	$(55,670)	$4,421	$(4,421)	$(55,670)

Index
Condensed Consolidating Statement of Operations and
Comprehensive (Loss)/Income
For the Thirteen Weeks Ended December 4, 2012
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$216,215	$82,382	$–	$298,597
Franchise revenue	41	1,439	–	1,480
	216,256	83,821	–	300,077

Operating costs and expenses:
Cost of merchandise	59,998	22,849	–	82,847
Payroll and related costs	71,486	29,245	–	100,731
Other restaurant operating costs	46,781	18,867	–	65,648
Depreciation	10,773	3,904	–	14,677
Selling, general, and administrative	24,971	13,570	–	38,541
Intercompany selling, general, and
administrative allocations	16,442	(16,442)	–	–
Closures and impairments	2,137	(246)	–	1,891
Equity in earnings of subsidiaries	(9,434)	–	9,434	–
Interest expense, net	5,342	1,423	–	6,765
Intercompany interest expense/(income)	3,434	(3,434)	–	–
Gain on extinguishment of debt	(155)	–	–	(155)
	231,775	69,736	9,434	310,945

(Loss)/income from continuing operations
before income taxes	(15,519)	14,085	(9,434)	(10,868)
(Benefit)/provision for income taxes from
continuing operations	(11,315)	4,651	–	(6,664)
(Loss)/income from continuing operations	(4,204)	9,434	(9,434)	(4,204)

Loss from discontinued operations, net of tax	(10,864)	(580)	580	(10,864)
Net (loss)/income	$(15,068)	$8,854	$(8,854)	$(15,068)

Other comprehensive income:
Pension liability reclassification, net of tax	380	–	–	380
Total comprehensive (loss)/income	$(14,688)	$8,854	$(8,854)	$(14,688)

Index
Condensed Consolidating Statement of Operations and
Comprehensive (Loss)/Income
For the Twenty-Six Weeks Ended December 4, 2012
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$454,187	$170,677	$–	$624,864
Franchise revenue	133	3,003	–	3,136
	454,320	173,680	–	628,000

Operating costs and expenses:
Cost of merchandise	124,200	46,510	–	170,710
Payroll and related costs	147,679	60,244	–	207,923
Other restaurant operating costs	93,601	37,901	–	131,502
Depreciation	21,872	7,816	–	29,688
Selling, general, and administrative	53,992	27,556	–	81,548
Intercompany selling, general, and
administrative allocations	34,484	(34,484)	–	–
Closures and impairments	2,974	4	–	2,978
Equity in earnings of subsidiaries	(21,466)	–	21,466	–
Interest expense, net	10,641	2,914	–	13,555
Intercompany interest expense/(income)	6,822	(6,822)	–	–
Gain on extinguishment of debt	(155)	–	–	(155)
	474,644	141,639	21,466	637,749

(Loss)/income from continuing operations
before income taxes	(20,324)	32,041	(21,466)	(9,749)
(Benefit)/provision for income taxes from
continuing operations	(19,194)	10,575	–	(8,619)
(Loss)/income from continuing operations	(1,130)	21,466	(21,466)	(1,130)

Loss from discontinued operations, net of tax	(11,339)	(652)	652	(11,339)
Net (loss)/income	$(12,469)	$20,814	$(20,814)	$(12,469)

Other comprehensive income:
Pension liability reclassification, net of tax	761	–	–	761
Total comprehensive (loss)/income	$(11,708)	$20,814	$(20,814)	$(11,708)

Index

Condensed Consolidating Statement of Cash Flows
For the Twenty-Six Weeks Ended December 3, 2013
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated

Net cash (used)/provided by operating activities	$(22,630)	$36,648	$(13,590)	$428

Investing activities:
Purchases of property and equipment	(12,902)	(4,795)	–	(17,697)
Proceeds from sale-leaseback transactions, net	5,637	–	–	5,637
Proceeds from disposal of assets	7,434	1,023	–	8,457
Other, net	187	–	–	187
Net cash provided/(used) by investing activities	356	(3,772)	–	(3,416)

Financing activities:
Principal payments on long-term debt	(12,968)	(12,838)	–	(25,806)
Stock repurchases	(540)	–	–	(540)
Payments for debt issuance costs	(1,718)	–	–	(1,718)
Proceeds from exercise of stock options	1,480	–	–	1,480
Excess tax benefits from share-based
compensation	283	–	–	283
Intercompany transactions	6,415	(20,005)	13,590	–
Net cash used by financing activities	(7,048)	(32,843)	13,590	(26,301)

(Decrease)/increase in cash and cash equivalents	(29,322)	33	–	(29,289)
Cash and cash equivalents:
Beginning of year	52,635	272	–	52,907
End of quarter	$23,313	$305	$–	$23,618

Index
Condensed Consolidating Statement of Cash Flows
For the Twenty-Six Weeks Ended December 4, 2012
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated

Net cash (used)/provided by operating activities	$(15,104)	$27,846	$(12,133)	$609

Investing activities:
Purchases of property and equipment	(14,936)	(3,569)	–	(18,505)
Proceeds from sale-leaseback transactions, net	30,408	–	–	30,408
Proceeds from disposal of assets	885	1,200	–	2,085
Other, net	126	–	–	126
Net cash provided/(used) by investing activities	16,483	(2,369)	–	14,114

Financing activities:
Principal payments on long-term debt	(10,981)	(6,504)	–	(17,485)
Stock repurchases	(20,012)	–	–	(20,012)
Proceeds from exercise of stock options	173	–	–	173
Excess tax benefits from share-based
compensation	11	–	–	11
Intercompany transactions	6,823	(18,956)	12,133	–
Net cash used by financing activities	(23,986)	(25,460)	12,133	(37,313)

(Decrease)/increase in cash and cash equivalents	(22,607)	17	–	(22,590)
Cash and cash equivalents:
Beginning of year	47,986	198	–	48,184
End of quarter	$25,379	$215	$–	$25,594

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

NOTE R – SUBSEQUENT EVENTS

Restaurant Closings
As also discussed in Note I to the Condensed Consolidated Financial Statements, on January 7, 2014, the Board of Directors of Ruby Tuesday, Inc. approved a plan to close approximately 27 Ruby Tuesday concept restaurants in the third quarter of fiscal 2014 and three more in the fourth quarter.  Of the 30 restaurants, approximately half are planned to close upon expiration of their lease.  As of the date of this filing, we have closed 25 of the 30 planned restaurants.  For the remainder of fiscal 2014, we anticipate incurring charges of approximately $2.0 million associated with lease termination and other closing costs.

Corporate Support Services Restructuring
On December 11, 2013, we eliminated 17 additional support center management and staff personnel at our Restaurant Support Services Center in Maryville, Tennessee.  These reductions will result in third quarter fiscal 2014 transition-related costs of $0.3 million for employee severance and unused vacation.

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

General:

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”), owns and operates Ruby Tuesday® casual dining and Lime Fresh Mexican Grill® (“Lime Fresh”) fast casual restaurants.  As of December 3, 2013, we owned and operated 703, and franchised 76, Ruby Tuesday restaurants.  Ruby Tuesday restaurants can now be found in 45 states, the District of Columbia, 11 foreign countries, and Guam.

As of December 3, 2013, there were 21 Company-owned and operated Lime Fresh restaurants, as well as six domestic and two international Lime Fresh restaurants operated by franchisees.

Overview and Strategies

Casual dining, the segment of the industry in which we operate, is intensely competitive with respect to prices, services, convenience, locations, employees, advertising and promotion, and the types and quality of food.  We compete with other food service operations, including locally-owned restaurants, and other national and regional restaurant chains that offer similar types of services and products as we do.  While we are in the bar and grill sector as a result of our varied menu, we strive to operate at the higher-end of casual dining in terms of the quality of our food and service.  We believe there are significant opportunities to grow our business, strengthen our competitive position, enhance our profitability, and create value through the execution of the following strategies:

Enhance Sales and Margins Through Repositioning of Our Core Brand
In an effort to stabilize and increase customer traffic, same-restaurant sales, and profitability, we are in the process of implementing new initiatives focused on promoting the Ruby Tuesday brand as more lively and approachable.  These initiatives include the introduction of new menu items, music soundscape upgrades, lighting improvements, and revitalizing the look and feel of our television advertising and other promotional materials to better reflect the variety on our menu and project a more casual, energetic, and approachable brand personality and dining experience.  Our marketing strategy historically has primarily focused on print promotions, digital media and local marketing programs, with a minimal amount spent on television.  However, based on the results from television test markets in fiscal 2012, we deployed a more balanced marketing program beginning in fiscal 2013 comprised of a mixture of network and national cable television advertising in tandem with direct mail and other print and electronic promotions.  We believe that having a more lively and approachable perception of our restaurants, communicated through television advertising expense in tandem with a more balanced approach on our promotional strategies will position us for improvements in same-restaurant sales in the future from repeat and new customers.

Focus on Low-Capital Intensive Potential Growth in the Fast Casual Sector
We have been focused on growing our Company in a low-capital intensive manner through Lime Fresh, our Mexican fast casual concept.  We initially opened Lime Fresh restaurants under a licensing agreement and, after over a year of experience that enabled us to better understand the concept’s positioning and potential in the high-quality fast casual segment, we acquired the business for $24.1 million in the fourth quarter of fiscal 2012 since we believed we could more effectively grow the concept if we owned it.  The fast casual segment of our industry is a proven and growing segment where demand exceeds supply, and we believe opening smaller, inline locations under the Lime Fresh brand provides a low-capital intensive potential growth option for us.  While the concept is still in its early stages, we believe it has the potential to generate attractive returns for us if we are able to realize our revenue and profitability targets.  We opened four Company-owned Lime Fresh restaurants during the 26 weeks ended December 3, 2013.

Index

Strengthen our Balance Sheet to Facilitate Growth and Value Creation
During the fourth quarter of fiscal 2012, we strengthened our balance sheet and created additional financial flexibility by issuing $250.0 million in senior unsecured notes with an eight-year maturity.  As a result of the transaction, we were able to pay off all of our outstanding debt with the exception of certain of our mortgage debt from previous franchise partnership acquisitions, reduce our revolver commitment size, obtain attractive interest rates, and extend the maturity date of the majority of our debt for up to eight years.  Additionally, we recently closed on a new $50.0 million revolving Senior Credit Facility (as defined below) which replaced our existing $200.0 million revolving credit facility.  Our new Senior Credit Facility, which is secured by substantially all of the shares of capital stock of the Company, real property, improvements and fixtures of 47 Ruby Tuesday restaurants, and substantially all of the personal property of the Company and each of its present and future subsidiaries, provides us with more covenant flexibility than our previous revolving credit facility and has a $35.0 million accordion feature which provides us with additional liquidity, in particular since our new $50.0 million revolving Senior Credit Facility is undrawn.

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

Our sale-leaseback program, which was completed during the first quarter of fiscal 2014, enabled us to raise approximately $82.5 million of gross proceeds through monetizing 37 restaurants during the entire program tenure, with $5.9 million of these proceeds being realized during fiscal 2014 through the monetization of three restaurants.  The $82.5 million of sale-leaseback gross proceeds were utilized for general corporate purposes, including capital expenditures, debt reduction, and the repurchase of shares of our common stock.  We have no plans at this time to pursue any additional sale-leaseback transactions.  See further discussion of our sale-leaseback transactions in the Investing Activities section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

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

Results of Operations:

The following is an overview of our results of operations for the 13- and 26-week periods ended December 3, 2013:

Net loss increased to $34.4 million for the 13 weeks ended December 3, 2013 compared to $15.1 million for the same quarter of the previous year.  Diluted loss per share for the fiscal quarter ended December 3, 2013 was $0.57 compared to $0.24 for the corresponding quarter of the prior year as a result of the increase in net loss as discussed below.

During the 13 weeks ended December 3, 2013:

•	Incurred severance, payroll tax, share-based compensation, and other charges of $2.5 million in connection with the elimination of approximately 50 positions at our Restaurant Support Services Center;
•	One Company-owned Lime Fresh restaurant was opened and one was closed;
•	Two franchised Ruby Tuesday restaurants were opened and one was closed;
•	We replaced our existing $200.0 million credit facility with a $50.0 million four-year revolving credit agreement (the “Senior Credit Facility”);
•
Our President and Chief Executive Officer, James J. Buettgen, was appointed Chairman of the Board of Directors and Stephen Sadove was appointed Lead Director in connection with the resignation of Matthew Drapkin from the Board;

Index

•	Our former Senior Vice President, Chief People Officer, Robert LeBoeuf, separated employment with the Company on October 30, 2013; and
•	Same-restaurant sales* at Company-owned Ruby Tuesday restaurants decreased 7.8%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants decreased 5.3%.

Net loss increased to $56.6 million for the 26 weeks ended December 3, 2013 compared to $12.5 million for the same period of the previous year.  Diluted loss per share for the 26 weeks ended December 3, 2013 was $0.94 compared to $0.20 for the corresponding period of the prior year as a result of the increase in net loss as discussed below.

During the 26 weeks ended December 3, 2013:

•	Incurred severance, payroll tax, share-based compensation, and other charges of $2.5 million in connection with the elimination of approximately 50 positions at our Restaurant Support Services Center;
•	Four Company-owned Lime Fresh restaurants were opened and one was closed;
•	Three Company-owned Ruby Tueday restaurants were closed;
•	Two franchised Lime Fresh restaurants were opened;
•	Two franchised Ruby Tuesday restaurants were opened and three were closed;
•	We replaced our existing $200.0 million credit facility with the $50.0 million Senior Credit Facility;
•
We repurchased $12.9 million of our 7.625% senior notes due 2020 (the "Senior Notes"). The repurchases settled for $13.0 million plus $0.2 of accrued interest. We realized a $0.5 million loss on these transactions;

•	We prepaid and retired 16 mortgage loan obligations for $9.9 million plus prepayment penalties of $0.8 million and accrued interest of $0.1 million;
•
Our President and Chief Executive Officer, James J. Buettgen, was appointed Chairman of the Board of Directors and Stephen Sadove was appointed Lead Director in connection with the resignation of Matthew Drapkin from the Board;

•
Our former Executive Vice President, Chief Operations Officer, Kimberly Grant, separated employment with the Company on June 7, 2013 and Todd Burrowes was appointed President – Ruby Tuesday Concept and Chief Operations Officer on June 11, 2013;

•	Our former Senior Vice President, Chief People Officer, Robert LeBoeuf, separated employment with the Company on October 30, 2013; and
•	Same-restaurant sales* at Company-owned Ruby Tuesday restaurants decreased 9.7%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants decreased 6.9%.

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

	Thirteen weeks ended				Twenty-six weeks ended
	December 3,		December 4,		December 3,		December 4,
	2013		2012		2013		2012
Revenue:
Restaurant sales and operating revenue	99.5%		99.5%		99.5%		99.5%
Franchise revenue	0.5		0.5		0.5		0.5
Total revenue	100.0		100.0		100.0		100.0
Operating costs and expenses:
Cost of merchandise (1)	28.3		27.7		28.0		27.3
Payroll and related costs (1)	35.5		33.7		35.6		33.3
Other restaurant operating costs (1)	23.8		22.0		23.6		21.0
Depreciation (1)	5.1		4.9		5.0		4.8
Selling, general and administrative, net	13.4		12.8		13.1		13.0
Closures and impairments, net	5.1		0.6		3.9		0.5
Interest expense, net	2.4		2.3		2.4		2.2
Loss/(gain) on extinguishment of debt	0.2		(0.1)		0.2		0.0
Loss from continuing operations before
income taxes	(13.3)		(3.6)		(11.3)		(1.6)
Benefit for income taxes from continuing
operations	(0.7)		(2.2)		(1.2)		(1.4)
Loss from continuing operations	(12.6)		(1.4)		(10.0)		(0.2)
Gain/(loss) from discontinued operations, net of tax	0.1		(3.6)		0.0		(1.8)
Net loss	(12	.4)%	(5	.0)%	(10	.0)%	(2	.0)%

 (1)     As a percentage of restaurant sales and operating revenue.

The following table shows Company-owned Ruby Tuesday, Lime Fresh, and discontinued concept restaurant activity for the 13- and 26-week periods ended December 3, 2013 and December 4, 2012.

	Ruby Tuesday	Lime Fresh	Discontinued Concepts*	Total
13 weeks ended December 3, 2013
Beginning number	703	21	–	724
Opened	–	1	–	1
Closed	–	(1))	–	(1))
Ending number	703	21	–	724

26 weeks ended December 3, 2013
Beginning number	706	18	–	724
Opened	–	4	–	4
Closed	(3))	(1))	–	(4))
Ending number	703	21	–	724

13 weeks ended December 4, 2012
Beginning number	712	15	14	741
Opened	–	2	2	4
Closed	(3))	–	–	(3))
Ending number	709	17	16	742

26 weeks ended December 4, 2012
Beginning number	714	13	14	741
Opened	–	4	2	6
Closed	(5))	–	–	(5))
Ending number	709	17	16	742

*Discontinued concepts include Marlin & Ray’s, Truffles, and Wok Hay.

Index

The following table shows franchised Ruby Tuesday and Lime Fresh concept restaurant activity for the 13- and 26-week periods ended December 3, 2013 and December 4, 2012.

	Thirteen weeks ended		Twenty-six weeks ended
	December 3, 2013	December 4, 2012	December 3, 2013	December 4, 2012
Ruby Tuesday
Beginning number	75	78	77	79
Opened	2	1	2	2
Closed	(1)	(2)	(3)	(4)
Ending number	76	77	76	77

Lime Fresh
Beginning number	8	5	6	4
Opened	–	–	2	1
Closed	–	–	–	–
Ending number	8	5	8	5

Revenue

RTI’s restaurant sales and operating revenue for the 13 weeks ended December 3, 2013 decreased 8.0% to $274.7 million compared to the same period of the prior year.  This decrease is primarily the result of a 7.8% decrease in same-restaurant sales at Company-owned Ruby Tuesday restaurants.

The decrease in Ruby Tuesday concept same-restaurant sales is primarily attributable to a decrease in customer traffic coupled with a reduction in average net check in the second quarter of fiscal 2014 compared with the same quarter of the prior year.  The decrease in average net check was a result of the rollout during the latter part of the first quarter of our new menu including pretzel burgers and flatbreads which featured lower price points.  These declines were partially offset by reduced discounts during the second quarter of the current year compared to the prior year.

Franchise revenue for the 13 weeks ended December 3, 2013 increased 0.1% to $1.5 million compared to the same period of the prior year.  Franchise revenue is predominately comprised of domestic and international franchise royalties, which totaled $1.4 million for both 13-week periods ended December 3, 2013 and December 4, 2012.

For the 26 weeks ended December 3, 2013, sales at Company-owned restaurants decreased 9.9% to $562.8 million compared to the same period of the prior year.  This decrease is primarily the result of a 9.7% decrease in same-restaurant sales at Company-owned Ruby Tuesday restaurants.

The decrease in Ruby Tuesday concept same-restaurant sales is primarily attributable to a decrease in customer traffic coupled with a reduction in average net check in the first two quarters of fiscal 2014 compared with the same period of the prior year.  The decrease in average net check was primarily the result of  the rollout of a new menu as discussed above which was partially offset by reduced discounts as compared to the same period of the prior year.

For the 26-week period ended December 3, 2013, franchise revenues decreased 2.0% to $3.1 million compared to the same period in the prior year.  Domestic and international royalties totaled $3.0 million for both 26-week periods ending December 3, 2013 and December 4, 2012.

Segment (Loss)/Profit

Our President and Chief Executive Officer, who is our chief operating decision maker, with the assistance of our senior management, reviews discrete financial information for both the Ruby Tuesday and Lime Fresh restaurant concepts to assess performance and allocate resources.  We consider the Ruby Tuesday and Lime Fresh concepts to be our reportable segments as we do not believe they have similar economic and other characteristics to be aggregated into a single reportable segment.  Segment (loss)/profit by reportable segment for the 13 and 26 weeks ended December 3, 2013 and December 4, 2012 are as follows (in thousands):

Index

	Thirteen weeks ended		Twenty-six weeks ended
	December 3, 2013	December 4, 2012	December 3, 2013	December 4, 2012
Segment (loss)/profit:
Ruby Tuesday concept	$870	$17,026	$10,721	$46,573
Lime Fresh concept	(1,783)	(2,032)	(4,237)	(2,351)
Total segment (loss)/profit	$(913)	$14,994	$6,484	$44,222

Segment profit for the 13 weeks ended December 3, 2013 for the Ruby Tuesday concept decreased $16.2 million to $0.9 million compared to the second quarter of fiscal 2013 due primarily to the 7.8% decrease in same-restaurant sales at Company-owned Ruby Tuesday restaurants discussed above, and higher closures and impairments expense of $12.4 million as we recorded impairments in conjunction with a plan to close approximately 27 Ruby Tuesday restaurants in the third quarter of fiscal 2014 and three more in the fourth quarter.  We also recorded impairments on nine open Ruby Tuesday restaurants not planned for closure with deteriorating operational performance.  These were partially offset by lower cost of merchandise ($5.8 million) and payroll and related costs ($3.3 million) compared to the same quarter of the prior year which resulted from the declines in customer traffic, and reductions in advertising spending of $4.6 million (primarily due to reduced television advertising).  Segment losses for the 13 weeks ended December 3, 2013 for the Lime Fresh concept decreased $0.2 million compared to the first quarter of fiscal 2013 to $1.8 million due in part to reductions in impairment charges as compared to the same quarter of the prior year.

Segment profit for the 26 weeks ended December 3, 2013 for the Ruby Tuesday concept decreased $35.9 million to $10.7 million compared to the same period of fiscal 2013 due primarily to the 9.7% decrease in same-restaurant sales at Company-owned Ruby Tuesday restaurants discussed above, and higher closures and impairments expense, for the reasons noted above, of $17.3 million.  These were partially offset by lower cost of merchandise ($14.4 million) and payroll and related costs ($7.3 million) compared to the same 26 week period of the prior year which resulted from the declines in customer traffic and reductions in advertising spending of $11.2 million (primarily due to reduced television advertising).  Segment losses for the 13 weeks ended December 3, 2013 for the Lime Fresh concept increased $1.9 million compared to the same period of fiscal 2013 to $4.2 million due to increases in the lease reserve of $1.7 million related to four undeveloped sites for which a management decision was reached to forego restaurant development.  Excluding the increase to lease reserves of $1.7 million, segment losses for the Lime Fresh concept would have increased $0.2 million as compared to the same quarter of the prior year due to lease reserve charges of $0.9 million recorded on a Lime Fresh restaurant contracted to be sold, offset by lower impairment charges of $0.5 million and lower advertising fees of $0.3 million, due to the termination of a marketing agreement with an agency whose CEO previously sold the Lime Fresh restaurant concept to us.

The following is a reconciliation of segment profit to loss from continuing operations before taxes for the 13 and 26 weeks ended December 3, 2013 and December 4, 2012 (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	December 3, 2013	December 4, 2012	December 3, 2013	December 4, 2012
Segment (loss)/profit	$(913)	$14,994	$6,484	$44,222
Less:
Depreciation and amortization	(14,598)	(15,529)	(29,472)	(31,379)
Unallocated general and
administrative expenses	(13,760)	(3,231)	(25,657)	(8,251)
Preopening expenses	(41)	(204)	(395)	(399)
Interest expense, net	(6,620)	(6,765)	(13,373)	(13,555)
Other expense, net	(715)	(133)	(1,286)	(387)
Loss from continuing operations
before income taxes	$(36,647)	$(10,868)	$(63,699)	$(9,749)

Pre-tax Loss from Continuing Operations

Pre-tax loss from continuing operations increased $25.8 million to $36.6 million for the 13 weeks ended December 3, 2013, over the same quarter of the prior year.  The higher pre-tax loss is due to a decrease in same-restaurant sales of 7.8% at Company-owned Ruby Tuesday restaurants, higher closures and impairments expense ($12.3 million), higher loss on extinguishment of debt ($0.8 million), and increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of cost of

Index

merchandise, payroll and related costs, other restaurant operating costs, depreciation, and selling, general, and administrative, net.

Pre-tax loss from continuing operations increased $54.0 million to $63.7 million for the 26 weeks ended December 3, 2013, over the same quarter of the prior year.  The higher pre-tax loss is due to a decrease in same-restaurant sales of 9.7% at Company-owned Ruby Tuesday restaurants, higher closures and impairments expense ($19.2 million), losses on the extinguishment of debt ($1.3 million), and increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of cost of merchandise, payroll and related costs, other restaurant operating costs, depreciation, and selling, general, and administrative, net.

In the paragraphs that follow, we discuss in more detail the components of the increase in pre-tax loss from continuing operations for the 13- and 26-week periods ended December 3, 2013, as compared to the comparable periods in the prior year.  Because a significant portion of the costs recorded in the cost of merchandise, payroll and related costs, other restaurant operating costs, and depreciation categories are either variable or highly correlative with the number of restaurants we operate, we evaluate our trends by comparing the costs as a percentage of restaurant sales and operating revenue, as well as the absolute dollar change, to the comparable prior year period.

Cost of Merchandise

Cost of merchandise decreased $5.2 million (6.3%) to $77.7 million for the 13 weeks ended December 3, 2013, over the corresponding period of the prior year.  As a percentage of restaurant sales and operating revenue, cost of merchandise increased from 27.7% to 28.3%.

Cost of merchandise decreased $13.1 million (7.7%) to $157.6 million for the 26 weeks ended December 3, 2013, over the corresponding period of the prior year.  As a percentage of restaurant sales and operating revenue, cost of merchandise increased from 27.3% to 28.0%.

The absolute dollar decrease for the 13-week and 26-week periods ended December 3, 2013 was the result of lower sales volumes, restaurant closures, and cost savings on certain products as a result of renegotiated contracts with certain vendors since the same periods of fiscal 2013.  These were partially offset by price increases on beef, poultry, and certain other products since the prior year.

As a percentage of restaurant sales and operating revenue, the increase in cost of merchandise for the 13 and 26 weeks ended December 3, 2013 is primarily the result of a shift in menu mix with the introduction of new menu items during the first quarter of fiscal 2014, loss of leveraging associated with lower sales volumes, and price increases in the cost of certain products.

Payroll and Related Costs

Payroll and related costs decreased $3.2 million (3.2%) to $97.5 million for the 13 weeks ended December 3, 2013, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, payroll and related costs increased from 33.7% to 35.5%.

Payroll and related costs decreased $7.7 million (3.7%) to $200.3 million for the 26 weeks ended December 3, 2013, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, payroll and related costs increased from 33.3% to 35.6%.

The absolute dollar decrease in payroll and related costs for the 13- and 26-week periods ended December 3, 2013 was due to lower hourly restaurant labor in connection with lower sales volumes and restaurant closures since the same periods of the prior year.  Other factors contributing to the declines included lower bonus expense, as fewer restaurants achieved the performance goals, and a reduction in the average number of managers per restaurant in the current periods as compared to the same periods of the prior year.  These reductions were partially offset by minimum wage increases in certain states and merit increases since the same periods of the prior year and higher health insurance due to unfavorable claims experience.

As a percentage of restaurant sales and operating revenue, the increase in payroll and related costs for the 13 and 26 weeks ended December 3, 2013 is primarily the result of loss of leveraging associated with lower sales volumes.

Index

Other Restaurant Operating Costs

Other restaurant operating costs decreased $0.4 million (0.5%) to $65.3 million for the 13-week period ended December 3, 2013, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, these costs increased from 22.0% to 23.8%.

For the 13 weeks ended December 3, 2013, the decrease in other restaurant operating costs related to the following (in thousands):

Utilities	$(620)
Amortization of intangible assets	(169)
Other reductions, net	(618)
Rent and leasing	667
Supplies	381
Net decrease	$(359)

In addition to restaurant closures since the second quarter of the prior year, the decrease in other operating costs in absolute dollars for the 13-week period ended December 3, 2013 was a result of decreased utilities based on reduced rates, lower amortization expense due in part to a partial write-off of our Lime Fresh trademark during the prior year, and other reductions.  These decreases were partially offset by higher rent and leasing charges as a result of sale-leaseback transactions since the second quarter of the prior year and increased supplies expense.

As a percentage of restaurant sales and operating revenue, the increase in other operating costs for the 13-week period ended December 3, 2013 is primarily the result of loss of leveraging associated with lower sales volumes.

Other restaurant operating costs increased $1.3 million (1.0%) to $132.8 million for the 26-week period ended December 3, 2013, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, these costs increased from 21.0% to 23.6%.

For the 26 weeks ended December 3, 2013, the increase in other restaurant operating costs related to the following (in thousands):

Rent and leasing	$1,237
Insurance	778
Repairs	544
Other increases, net	354
Utilities	(1,592)
Net increase	$1,321

In both absolute dollars and as a percentage of restaurant sales and operating revenue for the 26-week period ended December 3, 2013, the increase in other operating costs was primarily a result of higher rent and leasing as a result of sale-leaseback transactions since the same periods of fiscal 2013, insurance due to favorable general liability claims experience in the prior year periods, and repairs due to building maintenance.  These increased costs were partially offset by restaurant closures since the same periods of the prior year and reduced utilities as a result of reduced rates with new contracts.

Depreciation

Depreciation expense decreased $0.8 million (5.2%) to $13.9 million for the 13-week period ended December 3, 2013, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, depreciation expense increased from 4.9% to 5.1%.

Depreciation expense decreased $1.6 million (5.3%) to $28.1 million for the 26-week period ended December 3, 2013, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, depreciation expense increased from 4.8% to 5.0%.

In terms of absolute dollars, the decrease for the 13- and 26-week periods ended December 3, 2013 is due primarily to assets that became fully depreciated since the same periods of the prior year coupled with sale-

Index

leaseback transactions and restaurant closures.  As a percentage of restaurant sales and operating revenue, the increase in depreciation for the 13- and 26-week periods ended December 3, 2013 is due to a loss of leveraging associated with lower sales volumes.

Selling, General and Administrative Expenses, Net

Selling, general and administrative expenses, net decreased $1.5 million (3.9%) to $37.0 million for the 13-week period ended December 3, 2013, as compared to the corresponding period in the prior year.

Selling, general and administrative expenses, net decreased $7.5 million (9.2%) to $74.0 million for the 26-week period ended December 3, 2013, as compared to the corresponding period in the prior year.

The decrease for the 13- and 26-week periods ended December 3, 2013 is due to lower advertising costs ($4.8 million and $11.5 million, respectively) primarily as a result of decreased television advertising and reduced direct mail and other promotional activity as compared to the same periods of fiscal 2013.  The lower advertising costs were partially offset by higher general and administrative costs ($3.3 million and $4.0 million, respectively) due primarily to severance, share-based compensation, and other charges in connection with the separation of certain executives and the elimination of 50 positions at our Restaurant Support Services Center during the current year.

Closures and Impairments

Closures and impairments increased $12.3 million to $14.1 million for the 13-week period ended December 3, 2013, as compared to the corresponding period of the prior year.  The increase for the 13-week period ended December 3, 2013 is primarily due to higher property impairment charges ($10.1 million), increased closed restaurant lease reserve expense ($1.8 million), and lower gains on the sale of surplus properties ($0.5 million), which were partially offset by reduced other closing costs ($0.1 million).

Closures and impairments increased $19.2 million to $22.2 million for the 26-week period ended December 3, 2013, as compared to the corresponding period of the prior year.  The increase for the 26-week period ended December 3, 2013 is primarily due to higher property impairment charges ($14.6 million), closed restaurant lease reserve expense ($3.9 million), and lower gains on the sale of surplus properties ($0.7 million).

For both the 13- and 26-week periods ended December 3, 2013, the higher property impairment charges were due in part to a plan formulated by management and approved on January 7, 2014 by the Ruby Tuesday, Inc. Board of Directors to close 27 Ruby Tuesday concept restaurants in the third quarter of fiscal 2014 and three more in the fourth quarter.  Of the 30 restaurants, approximately half are planned to close upon expiration of their lease.  As a result of this decision, a pre-tax impairment charge of $4.4 million was recognized within Closures and Impairments Expense for the 13 and 26 weeks ended December 3, 2013.  We also recorded impairments on nine open Ruby Tuesday restaurants not planned for closure with deteriorating operational performance.  See Note I to our Condensed Consolidated Financial Statements for further information on our closures and impairment charges recorded during the 13 and 26 weeks ended December 3, 2013 and December 4, 2012 and Note R to our Condensed Consolidated Financial Statements for further discussion of the planned closure of these restaurants.

Interest Expense, Net

Interest expense, net decreased $0.1 million to $6.6 million for the 13 weeks ended December 3, 2013, as compared to the corresponding period in the prior year, primarily due to lower interest expense on our Senior Notes due to repurchases since the same quarter of the prior year.  Interest expense, net decreased $0.1 million to $13.4 million for the 26-week period ended December 3, 2013, as compared to the corresponding period in the prior year, primarily for the same reasons mentioned above.

Loss/(gain) on Extinguishment of Debt

Loss on extinguishment of debt was $0.7 million and $1.2 million for the 13 and 26 weeks ended December 3, 2013, respectively.  We incurred a $0.7 million charge in the second quarter of fiscal 2014 relating to the write-off of the pro rata portion of unamortized debt issuance costs associated with the previous credit facility.  During the first quarter of fiscal 2014, we repurchased $12.9 million of the Senior

Index

Notes for $13.0 million plus $0.2 million of accrued interest.  We realized a $0.5 million loss on the repurchases.  We did not repurchase any of the Senior Notes during the current quarter.

Gain on extinguishment of debt was $0.2 million for the 13 and 26 weeks ended December 4, 2012.  During the second quarter of fiscal 2013, we repurchased $11.5 million of the Senior Notes for $10.9 million plus a negligible amount of accrued interest.

Benefit for Income Taxes from Continuing Operations

Under Accounting Standards Codification 740 (“ASC 740”), companies are required to apply their estimated annual tax rate on a year-to-date basis in each interim period.  Under ASC 740, companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable.  In this situation, the interim tax rate should be based on the actual year-to-date results.  Due to changes in our projections, which have fluctuated as we work through our brand repositioning, a reliable projection of our annual effective rate has been difficult to determine.  As such, we recorded a tax benefit for the first two quarters quarter of fiscal 2014 based on the actual year-to-date results, in accordance with ASC 740.

We recorded a tax benefit from continuing operations of $1.9 million and $7.1 million for the 13- and 26-week periods ended December 3, 2013, respectively, compared to $6.7 million and $8.6 million for the 13- and 26-week periods ended December 4, 2012, respectively, to reflect the current benefit of federal and certain state net operating loss carrybacks as well as the recognition of unrecognized tax benefits.  The change in income taxes is attributable to increased pre-tax losses for the 13 and 26 weeks ended December 3, 2013 as compared to the same periods of the prior year offset by an increase in the valuation allowance for deferred tax assets as discussed below.

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

Our valuation allowance totaled $45.4 million and $24.6 million as of December 3, 2013 and June 4, 2013, respectively.  Netted against our tax benefit from continuing operations for the 13- and 26-week periods ended December 3, 2013 were charges of $14.6 million and $21.9 million, respectively, representing the amount reserved for the increase in deferred tax assets during the periods which primarily related to general business credit carryforwards and state net operating loss carryforwards.

Index

Discontinued Operations

In an effort to focus primarily on the successful sales turnaround of our core Ruby Tuesday concept and secondly, to improve the financial performance of our Lime Fresh concept, we closed all 13 Marlin & Ray’s restaurants, the Company’s one Wok Hay restaurant, and our two Truffles restaurants during fiscal 2013.  We have classified the results of operations of our Company-owned Marlin & Ray’s, Wok Hay, and Truffles concepts as discontinued operations for all periods presented.  The results of operations of our discontinued operations are as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	December 3, 2013	December 4, 2012	December 3, 2013	December 4, 2012
Restaurant sales and operating revenue	$–	$4,156	$–	$9,154
Gain/(loss) before income taxes	$453	$(17,919)	$(75)	$(18,767)
Provision/(benefit) for income taxes	99	(7,055)	(86)	(7,428)
Gain/(loss) from discontinued operations	$354	$(10,864)	$11	$(11,339)

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

In our Annual Report on Form 10-K for the year ended June 4, 2013, we identified our critical accounting policies related to impairment of long-lived assets, income tax valuation allowances and tax accruals, segment reporting, discontinued operations, share-based employee compensation, business combinations, lease obligations, revenue recognition for franchisees, and estimated liability for self-insurance.  During the first 26 weeks of fiscal 2014, there have been no changes in our critical accounting policies.

Liquidity and Capital Resources:

Cash and cash equivalents decreased by $29.3 million and $22.6 million during the first 26 weeks of fiscal 2014 and 2013, respectively.  The change in cash and cash equivalents is as follows (in thousands):

	Twenty-six weeks ended
	December 3,	December 4,
	2013	2012
Cash provided by operating activities	$428	$609
Cash (used)/provided by investing activities	(3,416)	14,114
Cash used by financing activities	(26,301)	(37,313)
Decrease in cash and cash equivalents	$(29,289)	$(22,590)

Operating Activities

Our cash provided by operations is generally derived from cash receipts generated by our restaurant customers and franchisees.  Substantially all of the $562.8 million and $624.9 million of restaurant sales and operating revenue disclosed in our Condensed Consolidated Statements of Operations and Comprehensive Loss for the 26 weeks ended December 3, 2013 and December 4, 2012, respectively, was received in cash either at the point of sale or within two to four days (when our customers paid with debit or credit cards).  Our primary uses of cash for operating activities are food and beverage purchases, payroll

Index

and benefit costs, restaurant operating costs, general and administrative expenses, and marketing, a significant portion of which are incurred and paid in the same period.

Cash provided by operating activities for the first 26 weeks of fiscal 2014 decreased $0.2 million (29.7%) from the corresponding period in the prior year to $0.4 million.  The decrease is due primarily to lower EBITDA as a result of a 9.7% decrease in same-restaurant sales at Company-owned Ruby Tuesday concept restaurants.  This was partially offset by decreases in amounts spent on media advertising (approximately $13.3 million), reductions in amounts spent to acquire inventory (approximately $13.8 million) as we have suspended the advance purchasing of lobster in order to utilize the lobster that is currently on hand, lower cash paid for income taxes ($3.0 million), and a decrease in cash paid for interest ($1.0 million) due primarily to lower interest payments on our Senior Notes due to repurchases since the same period of the prior year.

Our working capital deficiency and current ratio as of December 3, 2013 were $32.6 million and 0.7:1, respectively.  As is common in the restaurant industry, we typically carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset), debt reduction (a long-term liability), or stock repurchases (thereby reducing equity), and receivable and inventory levels are generally not significant.

Investing Activities

We require capital principally for the maintenance and upkeep of our existing restaurants, limited new or converted restaurant construction, investments in technology, equipment, remodeling of existing restaurants, and on occasion for the acquisition of franchisees or other restaurant concepts.  Property and equipment expenditures purchased with proceeds from disposal of assets and sale-leaseback transactions for the 26 weeks ended December 3, 2013 and December 4, 2012 were $17.7 million and $18.5 million, respectively.

During the 26 weeks ended December 3, 2013, we completed sale-leaseback transactions of the land and buildings for three Company-owned Ruby Tuesday concept restaurants for gross cash proceeds of $5.9 million, exclusive of transaction costs of approximately $0.3 million.  Equipment was not included.  Net proceeds from the sale-leaseback transactions were used for general corporate purposes, including debt payments.  See Note G to the Condensed Consolidated Financial Statements for further discussion of these transactions.

Capital expenditures for the remainder of the fiscal year are projected to be approximately $11.3 to $15.3 million.  We intend to fund our investing activities with cash currently on hand, cash provided by operations, or borrowings on the Senior Credit Facility.

Financing Activities

Historically our primary sources of cash have been operating activities, coupled with sale-leaseback and refranchising transactions.  When these alone have not provided sufficient funds for both our capital and other needs, we have obtained funds through the issuance of indebtedness or through the issuance of additional shares of common stock.  Our current borrowings and credit facilities are described below.

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

The Senior Notes are guaranteed on a senior unsecured basis by our existing and future domestic restricted subsidiaries, subject to certain exceptions.  They rank equal in right of payment with our existing and future senior indebtedness and senior in right of payment to any of our future subordinated indebtedness.  The Senior Notes are effectively subordinated to all of our secured debt, including borrowings outstanding under the Senior Credit Facility, to the extent of the value of the assets securing such debt and structurally subordinated to all of the liabilities of our existing and future subsidiaries that do not guarantee the Senior Notes.

Index

Interest on the Senior Notes is calculated at 7.625% per annum, payable semiannually on each May 15 and November 15 to holders of record on the May 1 or November 1 immediately preceding the interest payment date.  Accrued interest on the Senior Notes and our other long-term debt and capital lease obligations is included in Accrued liabilities – Rent and other in our Consolidated Balance Sheets.  The Senior Notes mature on May 15, 2020.

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

Under the terms of our December 2013 Senior Credit Facility, we are allowed, under certain circumstances, to repurchase up to $20.0 million of the Senior Notes in any fiscal year.  During the 26 weeks ended December 3, 2013, we repurchased $12.9 million of the Senior Notes for $13.0 million plus $0.2 million of accrued interest.  We realized losses of $0.5 million on these transactions.  The balance on the Senior Notes was $222.1 million at December 3, 2013 as a result of these repurchases.

On December 3, 2013, we entered into the Senior Credit Facility under which we may borrow up to $50.0 million with the option, subject to certain conditions, to increase the facility by up to $35.0 million.  The Senior Credit Facility, which was obtained to provide capital for general corporate purposes, replaced a previous five-year $200.0 million credit facility that was set to expire in December 2015.  The terms of the Senior Credit Facility provide for a $25.0 million sublimit for the issuance of standby letters of credit.  In connection with entering into the Senior Credit Facility, included within Interest expense, net and Loss/(gain) on extinguishment of debt in our Condensed Consolidated Statements of Operations for the 13 and 26 weeks ended December 3, 2013 are charges of $0.2 million and $0.7 million, respectively, relating to the write-off of the pro rata portion of unamortized debt issuance costs associated with our previous credit facility.

Under the Senior Credit Facility, interest rates charged on borrowings can vary depending on the interest rate option we choose to utilize.  Our options for the rate are a Base Rate or LIBOR, plus an applicable margin.  The Base Rate is defined as the highest of the issuing bank’s prime rate, the Federal Funds rate plus 0.50%, or the Adjusted LIBO rate (as defined in the Senior Credit Facility) plus 1.0%.  The applicable margin for the LIBOR rate-based option is a percentage ranging from 2.50% to 3.50% and for the Base Rate option is a percentage ranging from 1.50% to 2.50%.  We pay commitment fees quarterly ranging from 0.40% to 0.75% on the unused portion of the Senior Credit Facility.

As security for the Senior Credit Facility, we granted the lenders liens and security interests in substantially all of the shares of capital stock of the Company and each of our present and future subsidiaries and substantially all of the personal property of the Company and each of our present and future subsidiaries.  Further, we are substantially complete in the process of finalizing a listing of approximately 50 Ruby Tuesday restaurants whose real property, improvements and fixtures would provide additional collateral with a fair market value of approximately $100 million as of December 3, 2013.  While the Company has no plans to borrow on the Senior Credit Facility prior to finalization of the collateral, there can be no assurance that the full amount of $50.0 million would be available until we are able to do so.

Under the terms of the Senior Credit Facility, we had no borrowings outstanding at December 3, 2013.  After consideration of letters of credit outstanding, we had $37.6 million available under the Senior Credit Facility as of December 3, 2013.

Index

The Senior Credit Facility contains a number of customary affirmative and negative covenants that, among other things, limit or restrict our ability to incur liens, engage in mergers or other fundamental changes, make acquisitions, investments, loans and advances, pay dividends or other distributions, sell or otherwise dispose of certain assets, engage in certain transactions with affiliates, enter into burdensome agreements or certain hedging agreements, amend organizational documents, change accounting practices, incur additional indebtedness and prepay other indebtedness.  In addition, under the Senior Credit Facility, we are required to comply with financial covenants relating to the maintenance of a maximum leverage ratio and a minimum fixed charge coverage ratio.  The terms of the Senior Credit Facility require us to maintain a maximum leverage ratio of no more than 4.50 to 1.0 and a minimum fixed charge coverage ratio of 1.50 to 1.0 for the quarter ended December 3, 2013.  For the remainder of fiscal 2014, the terms of the Senior Credit Facility require us to maintain a maximum leverage ratio of no more than 4.75 to 1.0 and 5.00 to 1.0 for the quarters ending March 4, 2014 and June 3, 2014, respectively, and a minimum fixed charge coverage ratio of 1.40 to 1.0 and 1.30 to 1.0 for the quarters ending March 4, 2014 and June 3, 2014, respectively.  The minimum required ratios fluctuate thereafter as provided in Article VII of the Senior Credit Facility.

The Senior Credit Facility terminates not later than December 3, 2017.  Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Senior Credit Facility and any ancillary loan documents.

On December 3, 2013, in connection with our entry into the Senior Credit Facility, the Company and certain of its subsidiaries entered into loan modification agreements (the “Loan Modification Agreements”) with certain mortgage lenders to, among other things, provide waivers and consents under certain of our mortgage loan obligations to enter into the Senior Credit Facility.  The Loan Modification Agreements also, among other things, amend certain financial reporting requirements under the specified loans and modify and/or provide for certain financial covenants for the specified loans, including the minimum consolidated fixed charge coverage ratio and the minimum adjusted total debt to EBITDAR ratio.  In conjunction with one of the loan modification agreements, on January 2, 2014, we paid approximately $5.0 million to retire a specified portion of certain mortgage loan obligations.

Our $53.6 million in mortgage loan obligations as of December 3, 2013 consists of various loans acquired upon franchise acquisitions.  These loans, which mature between February 2014 and November 2022, have balances which range from $0.1 million to $7.8 million and interest rates of 7.60% to 10.92%.  Many of the properties acquired from franchisees collateralize the loans outstanding.

During the 26 weeks ended December 3, 2013, we spent $0.5 million to repurchase 0.1 million shares of RTI common stock.  As of December 3, 2013, the total number of remaining shares authorized to be repurchased was 11.8 million.  We spent $20.0 million to repurchase 2.8 million shares of RTI common stock during the 26 weeks ended December 4, 2012.

During the remainder of fiscal 2014, we expect to fund operations, capital expansion, and any other investments from cash currently on hand, operating cash flows, or our Senior Credit Facility.

Covenant Compliance

Under the terms of the Senior Credit Facility, we are required to satisfy and maintain specified financial ratios and other financial condition tests and covenants.  The financial ratios include maximum funded debt and minimum fixed charge coverage covenants.  Our continued ability to meet those financial ratios, tests and covenants can be affected by events beyond our control, and we cannot assure you that we will meet those ratios, tests and covenants.

Maximum Funded Debt Covenant
Our maximum funded debt covenant is an Adjusted Total Debt to Consolidated EBITDAR ratio.  Adjusted Total Debt, as defined in our covenants, includes items both on-balance sheet (debt and capital lease obligations) and off-balance sheet (such as the present value of leases, letters of credit and guarantees).  In addition to transitionally allowing for the add-back of certain losses from discontinued operations and store closing costs, Consolidated EBITDAR is consolidated net income/(loss) (for the Company and its majority-owned subsidiaries) plus interest charges, income tax, depreciation, amortization, rent and other non-cash charges.  Among other charges, we have reflected share-based compensation, asset impairment and bad debt expense, as non-cash.

Index

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

The following is a reconciliation of our total long-term debt and capital leases, which are GAAP-based, to Adjusted Total Debt as defined in our bank covenants (in thousands):

December 3, 2013
Current portion of long-term debt, including capital leases	$9,838
Long-term debt and capital leases, less current maturities	263,304
Total long-term debt and capital leases	273,142
Present value of operating leases*	226,628
Letters of credit*	12,402
Unrestricted cash in excess of $10.0 million	(13,618)
Unamortized discount of senior unsecured notes	2,753
Unamortized premium of mortgage loan obligations	(976)
Adjusted Total Debt	$500,331

* Non-GAAP measure.  See below for discussion regarding reconciliation to GAAP-based amounts.

The following is a reconciliation of net loss, which is a GAAP-based measure of our operating results, to Consolidated EBITDAR as defined in our bank covenants (in thousands):

	Twelve Months
	Ended
	December 3, 2013
Net loss	$(83,569)
Rent expense	58,090
Depreciation	57,630
Asset impairments	33,639
Interest expense	26,471
Goodwill impairments	9,022
Share-based compensation expense	6,921
Losses on discontinued operations	3,566
Amortization of intangibles	2,936
Pension curtailment expense	2,481
Restructuring costs	2,121
Income taxes	1,879
Non-cash accruals	1,527
Restaurant closing costs	915
Other	2,639
Consolidated EBITDAR	$126,268

Adjusted Total Debt to Consolidated EBITDAR – Actual	3.96	x
Maximum allowed per covenant (1)	4.50	x

(1) For the remainder of fiscal 2014, the Senior Credit Facility requires us to maintain a maximum Adjusted Total Debt to EBITDAR ratio of less than or equal to 4.75x for the quarter ending March 4, 2014 and 5.00x for the quarter ending June 3, 2014.  The maximum Adjusted Total Debt to EBITDAR ratio fluctuates thereafter as provided in Article VII of the Senior Credit Facility.

Index

Minimum Fixed Charge Coverage
Our fixed charge coverage ratio compares Consolidated EBITDAR (as discussed above) to interest and cash-based rents.

The following shows our computation of our fixed charge coverage ratio (in thousands):

Twelve Months
Ended
December 3, 2013
Consolidated EBITDAR	$126,268

Interest*	$23,852
Cash rents*	51,662
Total	$75,514

* Non-GAAP measure.  See below for discussion regarding reconciliation to GAAP-based amounts.

Fixed Charge Covenant – Actual	1.67x
Minimum allowed per covenant (2)	1.50x

(2) For the remainder of fiscal 2014, the Senior Credit Facility requires us to maintain a minimum fixed charge coverage ratio of greater than or equal to 1.40x for the quarter ending March 4, 2014 and 1.30x for the quarter ending June 3, 2014.  The minimum fixed charge coverage ratio fluctuates thereafter as provided in Article VII of the Senior Credit Facility.

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

Our Minimum Fixed Charge Coverage ratio requires interest to be included in the denominator.  The amount we reflect for interest in the denominator of this calculation ($23.9 million on a rolling 12 month basis) differs from interest expense determined in accordance with GAAP ($26.5 million) because of three adjustments we make.  As shown below, we exclude brokerage fees, prepayment penalties, and the amortization of loan fees and fair market value adjustments.  While these items are reflected as interest expense in our Condensed Consolidated Statements of Operations, they don’t require on-going cash payments for servicing and therefore aren’t impacted by future Consolidated EBITDAR.  The table below reconciles debt covenant interest for the preceding 12 months to GAAP interest for the same time period (amounts in thousands):

Interest	$23,852
Brokerage fees	1,855
Prepayment penalties	1,147
Amortization of loan fees and fair market
value adjustments	(383)
GAAP-based interest expense	$26,471

Our Minimum Fixed Charge Coverage ratio also allows for recurring cash rents to be included in the denominator.  Cash rents ($51.7 million on a rolling 12 month basis) differ from rents determined in accordance with GAAP ($58.1 million) by the following (amounts in thousands):

Cash rents	$51,662
Change in rent accruals	4,076
Rent settlement payments	2,352
GAAP-based rent expense	$58,090

Index

Significant Contractual Obligations and Commercial Commitments

Long-term financial obligations were as follows as of December 3, 2013 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Notes payable and other long-term debt, including
current maturities (a)	$52,806	$9,832	$10,395	$20,218	$12,361
Senior unsecured notes (a)	222,113	–	–	–	222,113
Interest (b)	125,835	20,639	39,993	36,940	28,263
Operating leases (c)	373,120	46,615	83,175	69,839	173,491
Purchase obligations (d)	104,484	72,584	31,885	15	–
Pension obligations (e)	32,545	3,384	5,142	5,268	18,751
Total (f)	$910,903	$153,054	$170,590	$132,280	$454,979

(a)	See Note H to the Condensed Consolidated Financial Statements for more information.
(b)
Amounts represent contractual interest payments on our fixed-rate debt instruments.  Interest payments on our variable-rate notes payable with balances of $2.5 million as of December 3, 2013 have been excluded from the amounts shown above, primarily because the balances outstanding can fluctuate monthly.  Additionally, the amounts shown above include interest payments on the Senior Notes at the current interest rate of 7.625%, respectively.

(c)
This amount includes operating leases totaling $1.6 million for which sublease income from franchisees or others is expected.  Certain of these leases obligate us to pay maintenance costs, utilities, real estate taxes, and insurance, which are excluded from the amounts shown above.  See Note G to the Condensed Consolidated Financial Statements for more information.

(d)	The amounts for purchase obligations include cash commitments under contract for food items and supplies, advertising, utility contracts, and other miscellaneous commitments.
(e)	See Note J to the Condensed Consolidated Financial Statements for more information.
(f)	This amount excludes $8.9 million of unrecognized tax benefits due to the uncertainty regarding the timing of future cash outflows associated with such obligations.

Commercial Commitments as of December 3, 2013 (in thousands):

Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	Years	years	Years
Letters of credit	$ 12,402	$ 12,402	$ –	$ –	$ –
Divestiture guarantees	6,646	827	1,980	1,643	2,196
Total	$ 19,048	$ 13,229	$ 1,980	$ 1,643	$ 2,196

At December 3, 2013, we had divestiture guarantees, which arose in fiscal 1996, when our shareholders approved the distribution of our family dining restaurant business (Morrison Fresh Cooking, Inc., “MFC”) and our health care food and nutrition services business (Morrison Health Care, Inc., “MHC”). Subsequent to that date Piccadilly Cafeterias, Inc. (“Piccadilly”) acquired MFC and Compass Group (“Compass”) acquired MHC. As agreed upon at the time of the distribution, we have been contingently liable for payments to MFC and MHC employees retiring under MFC’s and MHC’s versions of the Management Retirement Plan and the Executive Supplemental Pension Plan (the two non-qualified defined benefit plans) for the accrued benefits earned by those participants as of March 1996.

We estimated our divestiture guarantees at December 3, 2013 to be $6.0 million for employee benefit plans (all of which resides with MHC following Piccadilly’s bankruptcy in fiscal 2004).  We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

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

Known Events, Uncertainties and Trends:

Restaurant Closures

As discussed in Note I to the Condensed Consolidated Financial Statements, we incurred impairment charges of $4.4 million in the second quarter of fiscal 2014 associated with the planned closing of 27 Ruby Tuesday restaurants in the third quarter of fiscal 2014 and three more in the fourth quarter.  Approximately half of these closings are in advance of normal lease expirations.  As of the date of this filing, we have closed 25 of these restaurants.  Accordingly, in conjunction with the closings, our third quarter Closures and Impairments Expense will include costs associated with lease terminations, future lease obligations, severance, and inventory obsolescence charges.  For the remainder of fiscal 2014, we anticipate incurring charges of approximately $2.0 million associated with lease termination and other closing costs.  The actual amount of any cash payments made by the Company for lease contract termination costs will be dependent upon ongoing negotiations with the landlords of the leased restaurant properties.

Financial Strategy and Stock Repurchase Plan

Our financial strategy is to utilize a prudent amount of debt, including operating leases, letters of credit, and any guarantees, to minimize the weighted average cost of capital while allowing financial flexibility.  This strategy has periodically allowed us to repurchase our common stock.  During the first two quarters of fiscal 2014, we repurchased 0.1 million shares of our common stock at an aggregate cost of $0.5 million.  As of December 3, 2013, the total number of remaining shares authorized to be repurchased was 11.8 million.  To the extent not funded with cash on hand or cash from operating activities, additional repurchases, if any, may be funded by available cash on hand or borrowings on the Credit Facility.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Repurchases of Senior Notes

We are allowed under the terms of the Senior Credit Facility to prepay up to $20.0 million of indebtedness in any fiscal year to various holders of the Senior Notes.  As discussed in Note H to the Condensed Consolidated Financial Statements, we repurchased $12.9 million of the Senior Notes during the 26 weeks ended December 3, 2013 for $13.0 million plus $0.2 million of accrued interest.  We realized a $0.5 million loss on these transactions.  As of the date of this filing, we may repurchase an additional $7.1 million of the Senior Notes during the remainder of fiscal 2014.  Any future repurchases of the Senior Notes, if any, will be funded with available cash on hand.

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

Index

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices.  The interest rate charged on our Senior Credit Facility can vary based on the interest rate option we choose to utilize.  Our options for the rate are LIBOR or a Base Rate plus an applicable margin.  The Base Rate is defined as the highest of the issuing bank’s prime rate, the Federal Funds rate plus 0.50%, or the Adjusted LIBO rate (as defined in the Senior Credit Facility) plus 1.0%.  The applicable margin for the LIBOR rate-based option is a percentage ranging from 2.50% to 3.50% and for the Base Rate option is a percentage ranging from 1.50% to 2.50%.  As of December 3, 2013, the total amount of outstanding debt subject to interest rate fluctuations was $2.5 million.  A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of an insignificant amount per year, assuming a consistent capital structure.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 3, 2013.

Changes in Internal Controls

During the fiscal quarter ended December 3, 2013, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business, including claims relating to injury or wrongful death under “dram shop” laws, workers’ compensation and employment matters, claims relating to lease and contractual obligations, and claims from customers alleging illness or injury. We provide reserves for such claims when payment is probable and estimable in accordance with U.S. generally accepted accounting principles. At this time, in the opinion of management, the ultimate resolution of pending legal proceedings will not have a material adverse effect on our consolidated operations, financial position, or cash flows. See Note N to the Condensed Consolidated Financial Statements for further information about our legal proceedings as of December 3, 2013.

ITEM 1A.  RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended June 4, 2013 in Part I, Item 1A. Risk Factors.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information regarding purchases of our common stock made by us during our second fiscal quarter ending December 3, 2013:

	(a)	(b)	(c)	(d)
	Total number	Average	Total number of shares	Maximum number of shares
	of shares	price paid	purchased as part of publicly	that may yet be purchased
Period	purchased (1)	per share	announced plans or programs (1)	under the plans or programs (2)

Month #1
(September 4 to October 8)	–	–	–	11,779,339
Month #2
(October 9 to November 5)	–	–	–	11,779,339
Month #3
(November 6 to December 3)	–	–	–	11,779,339
Total	–	–	–

(1) No shares were repurchased other than through our publicly-announced repurchase programs and authorizations during the first two quarters of our year ending June 3, 2014.

(2) As of December 3, 2013, 11.8 million shares remained available for purchase under existing programs, which consists of 1.8 million shares remaining under a July 11, 2007 authorization by the Board of Directors to repurchase 6.5 million shares and a January 8, 2013 authorization by the Board of Directors, not yet begun, to repurchase 10.0 million shares.  The timing, price, quantity, and manner of the purchases to be made are at the discretion of management upon instruction from the Board of Directors, depending upon market conditions.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

Index
ITEM 5. OTHER INFORMATION

Restaurant Closures

On January 7, 2014, the Board approved a plan to close approximately 27 Ruby Tuesday concept restaurants in the third quarter of fiscal 2014 and approximately 3 additional locations in the fourth quarter. The closures are part of the Company’s ongoing strategic planning and comprehensive cost reduction initiative.

Of the 30 restaurants, approximately half are planned to close upon the expiration of their lease. As a result of this decision, a pre-tax impairment charge of $4.4 million was recognized within Closures and Impairments Expense for the 13 and 26 weeks ended December 3, 2013, as disclosed in the Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

Amendment to Senior Credit Facility

As previously disclosed, the Company entered into the Senior Credit Facility on December 3, 2013.  Pursuant to the terms of the Senior Credit Facility, the Company had thirty days from the date of closing to provide the administrative agent certain environmental assessment reports for the properties to be mortgaged as collateral.  On January 10, 2014, the Company and its wholly-owned guarantor subsidiaries entered into an amendment to the Senior Credit Facility with the banks and other financial institutions that are party to the Senior Credit Facility.  The amendment provides additional time for the Company to replace the mortgages on certain real property with mortgages on substitute real property and supply the administrative agent with acceptable environmental assessment reports.  Under the terms of the amendment, the Company has sixty (60) days from the date of the amendment to provide the required mortgages and environmental assessments.  The amendment does not change the requirement that the Company provide mortgages on real property that the administrative agent is reasonably satisfied that the appraised value, in the aggregate, is at least $100,000,000.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

 Exhibit No.

10.1		Agreement for Separation of Employment.

10.2		Loan Modification Agreement.

10.3		Waiver and Consent in Connection with Revolving Credit Facility.

10.4		First Amendment to Revolving Credit Agreement and Waiver.

12.1		Statement regarding computation of Consolidated Ratio of Earnings to Fixed Charges.

31.1		Certification of James J. Buettgen, President and Chief Executive Officer.

31.2		Certification of Michael O. Moore, Executive Vice President, Chief Financial Officer.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

10	1.INS	XBRL Instance Document.

Index

10	1.SCH	XBRL Schema Document.

10	1.CAL	XBRL Calculation Linkbase Document.

10	1.DEF	XBRL Definition Linkbase Document.

10	1.LAB	XBRL Labels Linkbase Document.

10	1.PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.

(Registrant)

Date: January 13, 2014	BY: /s/ MICHAEL O. MOORE —————————————— Michael O. Moore Executive Vice President – Chief Financial Officer and Assistant Secretary (Principal Financial Officer)

Date: January 13, 2014	BY: /s/ FRANKLIN E. SOUTHALL, JR. ————————————————— Franklin E. Southall, Jr. Vice President – Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)