Form 10-Q
period 2014-03-04
RUBY TUESDAY INC
filed 2014-04-11
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  March 4, 2014

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

61,442,221
(Number of shares of common stock, $0.01 par value, outstanding as of April 8, 2014)

RUBY TUESDAY, INC.

Special Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains various forward-looking statements, which represent our expectations or beliefs concerning future events, including one or more of the following:  future financial performance, future capital expenditures, the effect of strategic initiatives (including cost-cutting initiatives), sales of our real estate, future borrowings and repayments of debt, availability of financing on terms attractive to the Company, compliance with financial covenants in our debt instruments, restaurant growth (both Company-owned and franchised), payment of dividends, stock and bond repurchases, restaurant acquisitions, and changes in senior management and in the Board of Directors.  We caution the reader that a number of important factors and uncertainties could, individually or in the aggregate, cause our actual results to differ materially from those included in the forward-looking statements (such statements include, but are not limited to, statements relating to cost savings that we estimate may result from any programs we implement, our estimates of future capital spending, our targets for annual growth in same-restaurant sales and average annual sales per restaurant, and the benefits of our television marketing), including, without limitation, the following:

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

PART I — FINANCIAL INFORMATION
ITEM 1.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	MARCH 4,	JUNE 4,
	2014	2013

Assets	(NOTE A)
Current assets:
Cash and cash equivalents	$44,474	$52,907
Accounts receivable	5,044	4,834
Inventories:
Merchandise	13,895	21,779
China, silver and supplies	8,845	9,093
Income tax receivable	4,241	1,900
Deferred income taxes	4,297	7,296
Prepaid rent and other expenses	13,501	14,180
Assets held for sale	6,635	9,175
Total current assets	100,932	121,164

Property and equipment, net	808,328	859,830
Other assets	60,128	62,189
Total assets	$969,388	$1,043,183

Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable	$29,426	$14,964
Accrued liabilities:
Taxes, other than income and payroll	10,192	11,311
Payroll and related costs	21,334	25,425
Insurance	7,125	9,095
Deferred revenue – gift cards	18,687	13,454
Rent and other	30,573	22,896
Current portion of long-term debt, including capital leases	4,769	8,487
Total current liabilities	122,106	105,632

Long-term debt and capital leases, less current maturities	262,104	290,515
Deferred income taxes	2,443	5,753
Deferred escalating minimum rent	48,738	46,892
Other deferred liabilities	72,785	77,556
Total liabilities	508,176	526,348

Commitments and contingencies (Note N)

Shareholders’ equity:
Common stock, $0.01 par value; (authorized: 100,000 shares;
issued: 61,442 shares at 3/04/14; 61,248 shares at 6/04/13)	614	612
Capital in excess of par value	74,470	67,596
Retained earnings	395,640	459,572
Deferred compensation liability payable in
Company stock	500	1,094
Company stock held by Deferred Compensation Plan	(500)	(1,094)
Accumulated other comprehensive loss	(9,512)	(10,945)
Total shareholders’ equity	461,212	516,835

Total liabilities & shareholders’ equity	$969,388	$1,043,183

                   The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS)/INCOME
(IN THOUSANDS EXCEPT PER-SHARE DATA)
(UNAUDITED)

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	MARCH 4,	MARCH 5,	MARCH 4,	MARCH 5,
	2014	2013	2014	2013
	(NOTE A)		(NOTE A)
Revenue:

Restaurant sales and operating revenue	$293,964	$305,835	$856,775	$930,699
Franchise revenue	1,588	1,548	4,660	4,684
	295,552	307,383	861,435	935,383
Operating costs and expenses:
Cost of merchandise	80,980	83,795	238,587	254,505
Payroll and related costs	101,351	105,364	301,601	313,287
Other restaurant operating costs	64,161	61,946	196,984	193,448
Depreciation	13,327	14,614	41,451	44,303
Selling, general and administrative, net	33,340	30,276	107,386	111,823
Closures and impairments, net	3,771	2,096	25,947	5,074
Trademark impairment	855	–	855	–
Interest expense, net	5,967	6,591	19,340	20,146
Loss/(gain) on extinguishment of debt	–	–	1,183	(155)
	303,752	304,682	933,334	942,431
(Loss)/income from continuing operations before
income taxes	(8,200)	2,701	(71,899)	(7,048)
Benefit for income taxes from continuing
operations	(807)	(2,015)	(7,870)	(10,634)
(Loss)/income from continuing operations	(7,393)	4,716	(64,029)	3,586

Income/(loss) from discontinued operations, net of tax	86	(2,520)	97	(13,859)
Net (loss)/income	$(7,307)	$2,196	$(63,932)	$(10,273)

Other comprehensive income:
Pension liability reclassification, net of tax	477	380	1,432	1,141
Total comprehensive (loss)/income	$(6,830)	$2,576	$(62,500)	$(9,132)

Basic (loss)/income per share:
(Loss)/income from continuing operations	$(0.12)	$0.08	$(1.06)	$0.06
Income/(loss) from discontinued operations	0.00	(0.04)	0.00	(0.23)
Net (loss)/income per share	$(0.12)	$0.04	$(1.06)	$(0.17)

Diluted (loss)/income per share:
(Loss)/income from continuing operations	$(0.12)	$0.08	$(1.06)	$0.06
Income/(loss) from discontinued operations	0.00	(0.04)	0.00	(0.22)
Net (loss)/income per share	$(0.12)	$0.04	$(1.06)	$(0.16)

Weighted average shares:
Basic	60,351	59,778	60,191	61,532
Diluted	60,351	60,312	60,191	61,986

Cash dividends declared per share	$–	$–	$–	$–

                 The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

(UNAUDITED)

	THIRTY-NINE WEEKS ENDED
	MARCH 4, 2014	MARCH 5, 2013

	(NOTE A)
Operating activities:
Net loss	$(63,932)	$(10,273)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	41,451	45,199
Amortization of intangibles	1,933	2,562
Deferred income taxes	(312)	(25,358)
Loss on impairments, including disposition of assets	20,242	21,161
Trademark impairment	855	–
Loss/(gain) on extinguishment of debt	1,183	(155)
Share-based compensation expense	5,785	3,157
Excess tax benefits from share-based compensation	(284)	(87)
Lease reserve adjustments	4,549	3,003
Deferred escalating minimum rent	2,024	2,495
Other, net	4,009	(111)
Changes in operating assets and liabilities:
Receivables	(137)	(366)
Inventories	8,132	(4,250)
Income taxes	(2,341)	(1,490)
Prepaid and other assets	(204)	(1,662)
Accounts payable, accrued and other liabilities	6,201	(18,371)
Net cash provided by operating activities	29,154	15,454

Investing activities:
Purchases of property and equipment	(22,557)	(27,733)
Proceeds from sale-leaseback transactions, net	5,637	38,872
Proceeds from disposal of assets	10,949	5,451
Insurance proceeds from property claims	218	–
Reductions in Deferred Compensation Plan assets	770	788
Other, net	(146)	(372)
Net cash (used)/provided by investing activities	(5,129)	17,006

Financing activities:
Principal payments on long-term debt	(31,981)	(20,300)
Stock repurchases	(579)	(30,149)
Payments for debt issuance costs	(1,758)	–
Proceeds from exercise of stock options	1,576	1,478
Excess tax benefits from share-based compensation	284	87
Net cash used by financing activities	(32,458)	(48,884)

Decrease in cash and cash equivalents	(8,433)	(16,424)
Cash and cash equivalents:
Beginning of year	52,907	48,184
End of quarter	$44,474	$31,760

Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amount capitalized	$13,191	$14,275
Income taxes, net	$1,513	$3,892
Significant non-cash investing and financing activities:
Retirement of fully depreciated assets	$34,090	$49,190
Reclassification of properties to assets held for sale	$8,049	$9,624

                 The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we,” and/or “our”), owns and operates Ruby Tuesday® casual dining and Lime Fresh Mexican Grill® (“Lime Fresh”) fast casual restaurants.  We also franchise the Ruby Tuesday and Lime Fresh concepts in selected domestic and international markets.  The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Operating results for the 13- and 39-week periods ended March 4, 2014 are not necessarily indicative of results that may be expected for the 52-week year ending June 3, 2014.

The Condensed Consolidated Balance Sheet at June 4, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  We reclassified $0.4 million from Interest expense, net to Gain on extinguishment of debt in our Condensed Consolidated Statements of Operations and Comprehensive Loss for the 39 weeks ended March 5, 2013.  We also made certain reclassifications to prior year amounts in our Condensed Consolidated Statements of Cash Flows to conform to current period presentation (all reclassifications were within Operating activities).

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

	Thirteen weeks ended		Thirty-nine weeks ended
	March 4, 2014	March 5, 2013	March 4, 2014	March 5, 2013
(Loss)/income from continuing operations	$(7,393)	$4,716	$(64,029)	$3,586
Income/(loss) from discontinued operations, net of tax	86	(2,520)	97	(13,859)
Net (loss)/income	$(7,307)	$2,196	$(63,932)	$(10,273)

Weighted-average common shares outstanding	60,351	59,778	60,191	61,532
Dilutive effect of stock options and restricted stock	–	534	–	454
Weighted average common and dilutive potential
common shares outstanding	60,351	60,312	60,191	61,986

(Loss)/income per share – Basic
(Loss)/income from continuing operations	$(0.12)	$0.08	$(1.06)	$0.06
Income/(loss) from discontinued operations	0.00	(0.04)	0.00	(0.23)
Net (loss)/income per share	$(0.12)	$0.04	$(1.06)	$(0.17)

(Loss)/income per share – Diluted
(Loss)/income from continuing operations	$(0.12)	$0.08	$(1.06)	$0.06
Income/(loss) from discontinued operations	0.00	(0.04)	0.00	(0.22)
Net (loss)/income per share	$(0.12)	$0.04	$(1.06)	$(0.16)

Stock options with an exercise price greater than the average market price of our common stock and certain options with unrecognized compensation expense do not impact the computation of diluted (loss)/income per share because the effect would be anti-dilutive.  The following table summarizes stock options and restricted shares that did not impact the computation of diluted (loss)/income per share because their inclusion would have had an anti-dilutive effect (in thousands):

	Thirteen weeks ended			Thirty-nine weeks ended
	March 4, 2014		March 5, 2013	March 4, 2014		March 5, 2013
Stock options	2,692	*	2,410	2,882	*	2,116
Restricted shares	1,090	*	1,119	1,136	*	1,203
Total	3,782		3,529	4,018		3,319
* Due to a net loss from continuing operations for the 13 and 39 weeks ended March 4, 2014, all then outstanding share-based awards were excluded from the computation of diluted loss per share.

During the first 39 weeks of fiscal 2014, we repurchased 0.1 million shares of our common stock at a cost of $0.6 million.  As of March 4, 2014, the total number of remaining shares authorized by our Board of Directors to be repurchased was 11.8 million.  All shares repurchased during the 39 week period were cancelled as of March 4, 2014.

NOTE C – FRANCHISE PROGRAMS

As of March 4, 2014, our domestic and international franchisees collectively operated 76 Ruby Tuesday restaurants and eight Lime Fresh restaurants.  We do not own any equity interest in our franchisees.

Under the terms of the franchise operating agreements, we charge a royalty fee (generally 4.0% of monthly sales for Ruby Tuesday concept franchisees and 5.25% of monthly sales for Lime Fresh concept franchisees) and require all of our Ruby Tuesday domestic franchisees to contribute a percentage, 1.5% as of March 4, 2014, of monthly gross sales to a national advertising fund formed to cover their pro rata portion of the production and airing costs associated with our national advertising campaign.  Under the terms of those agreements, we can charge up to 3.0% of monthly gross sales for this national advertising fund.

Advertising amounts received from domestic franchisees are considered by RTI to be reimbursements, recorded on an accrual basis as earned, and have been netted against selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income.

In addition to the advertising fee discussed above, our Ruby Tuesday concept franchise agreements allow us to charge up to a 2.0% support service fee and a 1.5% marketing and purchasing fee.  For the 13 and 39 weeks ended March 4, 2014 and March 5, 2013, we recorded $0.3 million and $0.8 million, respectively in fiscal 2014, and $0.2 million and $0.6 million, respectively in fiscal 2013, in support service and marketing and purchasing fees, which were an offset to Selling, general and administrative, net in our Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	March 4, 2014	March 5, 2013	March 4, 2014	March 5, 2013
Restaurant sales and operating revenue	$–	$2,421	$–	$11,575
Income/(loss) before income taxes	$77	$(4,405)	$2	$(23,172)
Benefit for income taxes	(9)	(1,885)	(95)	(9,313)
Income/(loss) from discontinued operations	$86	$(2,520)	$97	$(13,859)

We had $2.8 million of assets associated with the closed concept restaurants, which are included in Property and equipment, net in our June 4, 2013 Condensed Consolidated Balance Sheet.  There were no assets associated with the closed concept restaurants included within Property and equipment, net in our March 4, 2014 Condensed Consolidated Balance Sheet.  Additionally, included within Assets held for sale in our March 4, 2014 and June 4, 2013 Condensed Consolidated Balance Sheets are $0.8 million and $4.2 million, respectively, of assets associated with the closed concept restaurants.  See Note I to the Condensed Consolidated Financial Statements for a discussion of closed restaurant lease reserves as of March 4, 2014 and June 4, 2013 associated with the closed concept restaurants.

NOTE E – ACCOUNTS RECEIVABLE

Accounts receivable – current consist of the following (in thousands):

	March 4, 2014	June 4, 2013

Rebates receivable	$961	$874
Amounts due from franchisees	1,294	917
Other receivables	2,789	3,043
	$5,044	$4,834

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

As of March 4, 2014 and June 4, 2013, Other receivables consisted primarily of amounts due for third-party gift card sales ($0.9 million and $1.8 million, respectively), amounts due from our distributor ($0.9 million and $0.4 million, respectively), amounts due from landlords ($0.1 million and $0.5 million, respectively), and sales and other miscellaneous tax refunds ($0.3 million and $0.1 million, respectively).

NOTE F – INVENTORIES

Our merchandise inventory was $13.9 million and $21.8 million as of March 4, 2014 and June 4, 2013, respectively.  In order to ensure adequate supply and competitive pricing, we have historically purchased lobster in advance of our needs and stored it in third-party facilities prior to our distributor taking possession of the inventory.  The decrease in merchandise inventory from the end of the prior fiscal year is due primarily to a reduction in lobster inventory as we have suspended the advance purchasing of lobster to utilize the lobster that is currently on hand.

NOTE G – PROPERTY, EQUIPMENT, ASSETS HELD FOR SALE, OPERATING LEASES, AND SALE-LEASEBACK TRANSACTIONS

Property and equipment, net, is comprised of the following (in thousands):

	March 4, 2014	June 4, 2013
Land	$214,691	$222,385
Buildings	433,174	448,681
Improvements	371,552	402,371
Restaurant equipment	250,907	260,576
Other equipment	85,881	91,351
Construction in progress and other*	21,964	23,080
	1,378,169	1,448,444
Less accumulated depreciation	569,841	588,614
	$808,328	$859,830

* Included in Construction in progress and other as of March 4, 2014 and June 4, 2013 are $16.7 million and $14.8 million, respectively, of assets held for sale that are not classified as such in the Condensed Consolidated Balance Sheets as we do not expect to sell these assets within the next 12 months.  These assets primarily consist of parcels of land upon which we have no intention to build restaurants.

Included within the current assets section of our Condensed Consolidated Balance Sheets at March 4, 2014 and June 4, 2013 are amounts classified as held for sale totaling $6.6 million and $9.2 million, respectively.  Assets held for sale primarily consist of parcels of land upon which we have no intention to build restaurants, land and buildings of closed restaurants, and various liquor licenses.  During the 13 and 39 weeks ended March 4, 2014, we sold surplus properties with carrying values of $1.9 million and $10.1 million, respectively, at net gains of $0.6 million and $0.8 million, respectively.  Cash proceeds, net of broker fees, from these sales during the 13 and 39 weeks ended March 4, 2014 totaled $2.5 million and $10.8 million, respectively.  During the 13 and 39 weeks ended March 5, 2013, we sold surplus properties with carrying values of $3.3 million and $4.9 million, respectively, at net gains that were negligible and $0.5 million, respectively.  Cash proceeds, net of broker fees, from these sales during the 13 and 39 weeks ended March 5, 2013 totaled $3.4 million and $5.5 million, respectively.

Approximately 56% of our 699 Company-owned restaurants are located on leased properties.  Of these, approximately 68% are land leases only; the other 32% are for both land and building.  The initial terms of these leases expire at various dates over the next 23 years.  These leases may also contain required increases in minimum rent at varying times during the lease term and have options to extend the terms of the leases at a rate that is included in the original lease agreement.  Most of our leases require the payment of additional (contingent) rent that is based upon a percentage of restaurant sales above agreed upon sales levels for the year.  These sales levels vary for each restaurant and are established in the lease agreements.  We recognize contingent rental expense (in annual as well as interim periods) prior to the achievement of the specified target that triggers the contingent rental expense, provided that achievement of that target is considered probable.

During the 39 weeks ended March 4, 2014, we completed sale-leaseback transactions of the land and building for three Company-owned Ruby Tuesday concept restaurants for gross cash proceeds of $5.9 million, exclusive of transaction costs of approximately $0.3 million.  Equipment was not included.  The carrying value of the properties sold was $4.8 million.  None of these sale-leaseback transactions occurred during the 13 weeks ended March 4, 2014.  During the 13 and 39 weeks ended March 5, 2013, we completed sale-leaseback transactions of the land and building for four and 18 Company-owned Ruby Tuesday concept restaurants, respectively, for gross cash proceeds of $8.8 million and $40.8 million, respectively, exclusive of transaction costs of approximately $0.4 million and $2.0 million, respectively.  Equipment was not included.  The carrying value of the properties sold was $7.3 million and $30.0 million, respectively.  The leases have been classified as operating leases and have initial terms of 15 years, with renewal options of up to 20 years following a rent reset based on fair market value at the end of the initial term.  Net proceeds from fiscal 2014 and 2013’s sale-leaseback transactions have been used for general corporate purposes, including debt payments and the repurchase of shares of our common stock.

We realized gains on these transactions during the 39 weeks ended March 4, 2014 and March 5, 2013 of $0.8 million and $8.8 million, respectively, and during the 13 weeks ended March 5, 2013 of $1.1 million, which have been deferred and are being recognized on a straight-line basis over the lease term.  The current portion of the deferred gains on all sale-leaseback transactions to date was $1.1 million and $1.0 million as of March 4, 2014 and June 4, 2013, respectively, and is included in Accrued liabilities – Rent and other in our Condensed Consolidated Balance Sheets.  The long-term portion of the deferred gains on all sale-leaseback transactions to date was $13.2 million as of both March 4, 2014 and June 4, 2013, and is included in Other deferred liabilities in our Condensed Consolidated Balance Sheets.  Amortization of the deferred gains of $0.3 million and $0.8 million for the 13 and 39 weeks ended March 4, 2014, respectively, and $0.2 million and $0.5 million for the 13 and 39 weeks ended March 5, 2013, respectively, is included within Other restaurant operating costs in our Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income.

NOTE H – LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

	March 4, 2014	June 4, 2013

Senior unsecured notes	$222,113	$235,000
Unamortized discount	(2,670)	(3,083)
Senior unsecured notes less unamortized discount	219,443	231,917
Revolving credit facility	–	–
Mortgage loan obligations	47,239	66,883
Capital lease obligations	191	202
	266,873	299,002
Less current maturities	4,769	8,487
	$262,104	$290,515

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

Under the terms of our December 2013 four-year revolving credit agreement (the “Senior Credit Facility” discussed below) we are allowed, under certain circumstances, to repurchase up to $20.0 million of the Senior Notes in any fiscal year.  During the 39 weeks ended March 4, 2014, we repurchased $12.9 million of the Senior Notes for $13.0 million plus $0.2 million of accrued interest.  We realized losses of $0.5 million on these transactions.  The balance on the Senior Notes was $222.1 million at March 4, 2014 as a result of these repurchases.

On December 3, 2013, we entered into the Senior Credit Facility under which we may borrow up to $50.0 million with the option, subject to certain conditions, to increase the facility by up to $35.0 million.  The Senior Credit Facility, which was obtained to provide access to capital for general corporate purposes, replaced a previous five-year $200.0 million credit facility that was set to expire in December 2015.  The terms of the Senior Credit Facility provide for a $25.0 million sublimit for the issuance of standby letters of credit.  In connection with entering into the Senior Credit Facility, included within Interest expense, net and Loss/(gain) on extinguishment of debt in our Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income for the 39 weeks ended March 4, 2014 are charges of $0.7 million relating to the write-off of the pro rata portion of unamortized debt issuance costs associated with our previous credit facility.

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

As security for the Senior Credit Facility, we granted the lenders liens and security interests in substantially all of the shares of capital stock of the Company and each of our present and future subsidiaries, substantially all of the personal property of the Company and each of our present and future subsidiaries, and the real property, improvements, and fixtures of 49 Ruby Tuesday restaurants.  The real property, improvements, and fixtures of the 49 restaurants pledged as collateral appraised at $101.4 million at the time of the transaction and have a March 4, 2014 net book value of $80.8 million.

Under the terms of the Senior Credit Facility, we had no borrowings outstanding at March 4, 2014.  After consideration of letters of credit outstanding, we had $37.6 million available under the Senior Credit Facility as of March 4, 2014.

The Senior Credit Facility contains a number of customary affirmative and negative covenants that, among other things, limit or restrict our ability to incur liens, engage in mergers or other fundamental changes, make acquisitions, investments, loans and advances, pay dividends or other distributions, sell or otherwise dispose of certain assets, engage in certain transactions with affiliates, enter into burdensome agreements or certain hedging agreements, amend organizational documents, change accounting practices, incur additional indebtedness and prepay other indebtedness.  In addition, under the Senior Credit Facility, we are required to comply with financial covenants relating to the maintenance of a maximum leverage ratio and a minimum fixed charge coverage ratio.  The terms of the Senior Credit Facility require us to maintain a maximum leverage ratio of no more than 4.75 to 1.0 and a minimum fixed charge coverage ratio of 1.40 to 1.0 for the quarter ended March 4, 2014.  The terms of the Senior Credit Facility require us to maintain a maximum leverage ratio of no more than 5.00 to 1.0 and a minimum fixed charge coverage ratio of 1.30 to 1.0 for the quarter ending June 3, 2014.  The minimum required ratios fluctuate thereafter as provided in the Senior Credit Facility.

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

Our $47.2 million in mortgage loan obligations as of March 4, 2014 consists of various loans acquired upon franchise acquisitions.  These loans, which mature between January 2015 and November 2022, have balances which range from $0.1 million to $7.7 million and interest rates of 7.60% to 10.92%.  Many of the properties acquired from franchisees collateralize the loans outstanding.

NOTE I – CLOSURES AND IMPAIRMENTS EXPENSE, INCLUDING TRADEMARK IMPAIRMENTS

Closures and impairments, net include the following for the 13 and 39 weeks ended March 4, 2014 and March 5, 2013 (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	March 4, 2014	March 5, 2013	March 4, 2014	March 5, 2013
Closures and impairments from
continuing operations:
Property impairments	$2,908	$543	$20,156	$3,203
Closed restaurant lease reserves	257	1,340	4,554	1,714
Other closing costs	983	263	1,561	805
Loss/(gain) on sale of surplus properties	(377)	(50)	(324)	(648)
Closures and impairments, net	$3,771	$2,096	$25,947	$5,074

Closures and impairments from
discontinued operations	$(77)	$3,958	$(12)	$20,355

A roll forward of our future lease obligations associated with closed properties is as follows (in thousands):

	Lease Obligations
	Continuing Operations	Discontinued Concepts	Total
Balance at June 4, 2013	$6,417	$2,310	$8,727
Closing expense including rent and other lease charges	4,554	(6)	4,548
Payments	(3,628)	(1,080)	(4,708)
Other adjustments	591	2	593
Balance at March 4, 2014	$7,934	$1,226	$9,160

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

During the quarter ended March 4, 2014, we closed 24 Ruby Tuesday concept restaurants in connection with a plan approved by the Board of Directors of Ruby Tuesday, Inc. on January 7, 2014.  Of these closures, 11 of these restaurants closed upon expiration of their lease.  We plan to close approximately six to nine additional Ruby Tuesday concept restaurants during the fourth quarter of fiscal 2014 in connection with this plan as currently modified.  Included within Closures and impairments, net for the 39 weeks ended March 4, 2014 are impairment charges recognized during the second quarter of the current year of $4.4 million in connection with the early restaurant closures.

In addition to the impairment charges recorded in connection with the planned closures discussed above, during the 13 and 39 weeks ended March 4, 2014, we recorded $2.2 million and $12.5 million, respectively, of impairments relating to five and 27 open restaurants, respectively, with deteriorating operational performance and a $0.9 million impairment charge during the 13 weeks ended March 4, 2014 for the Lime Fresh trademark.  The Lime Fresh trademark, which previously had been impaired by $5.0 million in the fourth quarter of fiscal 2013, has a net book value of $3.7 million remaining at March 4, 2014.

At March 4, 2014, we had 58 restaurants that had been open more than one year with rolling 12-month negative cash flows of which 39 have been impaired to salvage value.  Of the 19 which remained, we reviewed the plans to improve cash flows at each of the restaurants and determined that no impairment was currently necessary.  The remaining net book value of these 19 restaurants, seven of which are located on owned properties, was $19.7 million at March 4, 2014.

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

Minimum funding for the Retirement Plan is determined in accordance with the guidelines set forth in employee benefit and tax laws.  From time to time we may contribute additional amounts as we deem appropriate.  We estimate that we will be required to make contributions totaling $0.2 million to the Retirement Plan during the remainder of fiscal 2014.

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

The following tables detail the components of net periodic benefit costs and the amounts recognized in our Condensed Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the “Pension Plans”) and the Postretirement Medical and Life Benefits plans (in thousands):

	Pension Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	March 4, 2014	March 5, 2013	March 4, 2014	March 5, 2013
Service cost	$89	$115	$267	$345
Interest cost	435	525	1,303	1,575
Expected return on plan assets	(111)	(102)	(333)	(306)
Amortization of prior service cost (a)	–	26	–	78
Recognized actuarial loss	427	565	1,283	1,695
Net periodic benefit cost	$840	$1,129	$2,520	$3,387

	Postretirement Medical and Life Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	March 4, 2014	March 5, 2013	March 4, 2014	March 5, 2013
Service cost	$4	$3	$10	$9
Interest cost	16	15	50	45
Amortization of prior service cost (a)	(12)	(14)	(34)	(41)
Recognized actuarial loss	61	53	183	159
Net periodic benefit cost	$69	$57	$209	$172
(a)	Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

During the 13 and 39 weeks ended March 4, 2014 and March 5, 2013, we reclassified recognized actuarial losses and amortized prior service costs out of accumulated other comprehensive loss and into pension expense, which is included in Selling, general and administrative, net within our Condensed Consolidated Statements of Operations, as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	March 4, 2014	March 5, 2013	March 4, 2014	March 5, 2013
Recognized actuarial loss	$489	$618	$1,466	$1,854
Amortization of prior service cost	(12)	13	(34)	38
	477	631	1,432	1,892
Income taxes	–	(251)	–	(751)
Pension liability reclassification, net of tax	$477	$380	$1,432	$1,141

We also sponsor two defined contribution retirement savings plans. Information regarding these plans is included in our Annual Report on Form 10-K for the fiscal year ended June 4, 2013.

Executive Separations and Corporate Support Services Restructuring
On June 7, 2013, our then Executive Vice President, Chief Operations Officer separated employment with the Company.  During the first quarter of fiscal 2014, we recorded severance expense of $0.9 million in connection with the separation agreement for the former executive, which represents obligations pursuant to the Ruby Tuesday, Inc. Severance Pay Plan (the “Severance Plan”) of two times base salary.  The Severance Plan was subsequently terminated on October 7, 2013.  Of the amount recorded as severance expense for our former executive, $0.5 million was paid during the first quarter of fiscal 2014, and the remaining $0.4 million was paid during the 13 weeks ended March 4, 2014 in accordance with the Severance Plan.

On October 30, 2013, our then Senior Vice President, Chief People Officer separated employment with the Company.  During the second quarter of fiscal 2014, we recorded severance expense of $0.4 million in connection with his separation agreement, an amount representing one year of his annual base salary plus his remaining vacation for fiscal 2014.  Of this amount, $0.3 million was paid during the third quarter of fiscal 2014 and the remaining amounts will be paid over two equal future installments.

On November 20, 2013 and December 11, 2013, we eliminated approximately 50 and 17 management and staff personnel, respectively, at our Restaurant Support Services Center in Maryville, Tennessee.  These reductions occurred in connection with an ongoing comprehensive review of our cost structure.  These executive and other employee separations resulted in transition-related costs during the 13 and 39 weeks ended March 4, 2014 of $0.3 million and $3.5 million, respectively, for employee severance and unused vacation.

As of March 4, 2014, a liability of $0.9 million representing unpaid obligations in connection with the restructurings was included within Accrued liabilities: Payroll and related costs in our Condensed Consolidated Balance Sheet.  A roll forward of our obligations in connection with employee separations is as follows (in thousands):

Balance at June 4, 2013	$310
Employee severance and unused vacation accruals	3,541
Cash payments	(2,976)
Balance at March 4, 2014	$875

See Note L to the Condensed Consolidated Financial Statements for discussion of the impact of executive separations to our share-based employee compensation costs.

NOTE K – INCOME TAXES

Under Accounting Standards Codification 740 (“ASC 740”), companies are required to apply their estimated annual tax rate on a year-to-date basis in each interim period.  Under ASC 740, companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable.  In this situation, the interim tax rate should be based on the actual year-to-date results.  Due to changes in our projections, which have fluctuated as we work through our brand repositioning, a reliable projection of our annual effective rate has been difficult to determine.  As such, we recorded a tax benefit for the first three quarters of fiscal 2014 based on the actual year-to-date results, in accordance with ASC 740.

We recorded a tax benefit from continuing operations of $0.8 million and $7.9 million for the 13- and 39-week periods ended March 4, 2014, respectively, compared to $2.0 million and $10.6 million for the 13- and 39-week periods ended March 5, 2013, respectively, to reflect the current benefit of federal and certain state net operating loss carrybacks as well as the recognition of unrecognized tax benefits.  The change in income taxes is attributable to an increase in the valuation allowance for deferred tax assets as discussed below, offset by increased pre-tax losses for the 13 and 39 weeks ending March 4, 2014 as compared to the same periods of the prior year.

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

Our valuation allowance totaled $50.6 million and $24.6 million as of March 4, 2014 and June 4, 2013, respectively.  Netted against our tax benefit from continuing operations for the 13- and 39-week periods ended March 4, 2014 were charges of $5.6 million and $27.5 million, respectively, representing the amount reserved for the increase in deferred tax assets during the periods which primarily related to general business credit carryforwards and state net operating loss carryforwards.

We had a liability for unrecognized tax benefits, exclusive of accrued interest and penalties, of $6.9 million and $13.0 million as of March 4, 2014 and June 4, 2013, respectively.  As of March 4, 2014 and June 4, 2013, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate was $2.3 million and $3.5 million, respectively.  The liability for unrecognized tax benefits as of March 4, 2014 includes $0.3 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations and negotiations with tax authorities.

Interest and penalties related to unrecognized tax benefits are recognized as components of income tax expense.  As of March 4, 2014 and June 4, 2013, we had accrued $0.6 million and $0.9 million, respectively, for the payment of interest and penalties.  During the first 39 weeks of fiscal 2014, accrued interest and penalties decreased $0.3 million, of which $0.1 million affected the effective tax rate for the same time period.

At March 4, 2014, we are no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2011, and with few exceptions, state and local examinations by tax authorities prior to fiscal year 2011.

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

At March 4, 2014, we had reserved a total of 4,849,000 and 143,000 shares of common stock for the SIP and 1996 SIP, respectively.  Of the reserved shares at March 4, 2014, 1,861,000 and 77,000 were subject to options outstanding for the SIP and 1996 SIP, respectively.  Stock option exercises are settled with the issuance of new shares.  Net shares of common stock available for issuance at March 4, 2014 under the SIP and 1996 SIP were 2,988,000 and 66,000, respectively.  As discussed below, during the second quarter of fiscal 2014 our shareholders approved an amendment to the SIP allowing non-employee directors to participate in the SIP.

The Ruby Tuesday, Inc. Stock Incentive and Deferred Compensation Plan for Directors
Under the Ruby Tuesday, Inc. Stock Incentive and Deferred Compensation Plan for directors (the “Directors’ Plan”), non-employee directors are eligible for awards of share-based incentives.  On October 9, 2013, our shareholders approved an amendment to the SIP allowing non-employee directors to participate in the SIP instead of requiring that such awards be made from the Directors’ Plan.  The amendment did not increase the number of shares of common stock available for issuance under the SIP.  At March 4, 2014, only an insignificant number of shares of common stock available for issuance under the Directors’ Plan remained.  All future share-based compensation granted to non-employee directors will be awarded from shares of common stock available for issuance under the SIP.  As further discussed in Note R to the Condensed Consolidated Financial Statements, the Directors’ Plan was amended and restated on April 9, 2014, primarily for the purpose of terminating those portions of the Directors’ Plan providing for the award of share-based compensation to non-employee directors.

Stock Options
The following table summarizes our stock option activity for the 39 weeks ended March 4, 2014 under these stock option plans (in thousands, except per-share data):
	Stock Options	Weighted-Average Exercise Price
Service-based vesting:
Balance at June 4, 2013	1,911	$8.27
Granted	601	9.34
Exercised	(244)	6.45
Forfeited	(311)	9.29
Balance at March 4, 2014	1,957	$8.66
Exercisable	1,094	$8.60

Market-based vesting:
Balance at June 4, 2013	250	$7.81
Granted	570	9.34
Forfeited	(85)	9.34
Balance at March 4, 2014	735	$8.82
Exercisable	–	$–

At March 4, 2014, there was approximately $3.2 million of unrecognized pre-tax compensation expense related to non-vested stock options.  This cost is expected to be recognized over a weighted-average period of 1.6 years.

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

Restricted Stock
The following table summarizes our restricted stock activity for the 39 weeks ended March 4, 2014 (in thousands, except per-share data):

		Weighted-Average
	Restricted	Grant-Date
	Stock	Fair Value
Performance-based vesting:
Non-vested at June 4, 2013	356	$7.06
Granted	–	–
Vested	(18)	7.87
Forfeited	(270)	6.81
Non-vested at March 4, 2014	68	$7.81

		Weighted-Average
	Restricted	Grant-Date
	Stock	Fair Value
Service-based vesting:
Non-vested at June 4, 2013	1,136	$7.92
Granted	423	8.83
Vested	(398)	8.12
Forfeited	(140)	8.76
Non-vested at March 4, 2014	1,021	$8.11

The fair values of the restricted share awards reflected above were based on the fair market value of our common stock on the grant date.  At March 4, 2014, unrecognized compensation expense related to restricted stock grants expected to vest totaled approximately $4.9 million and will be recognized over a weighted average vesting period of approximately 1.4 years.

During the second quarter of fiscal 2014, RTI granted approximately 60,000 restricted shares to non-employee directors under the terms of the Stock Incentive Plan.  These shares cliff vest over a one year period following grant of the award.

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

As discussed further in Note J to the Condensed Consolidated Financial Statements, our Executive Vice President, Chief Operations Officer, Senior Vice President, Chief People Officer, and other management personnel separated employment with the Company during the first three quarters of fiscal 2014.  Several of these individuals held share-based compensation awards at the times of their separations, and these awards were either vested or forfeited in accordance with the terms of the original awards.

Included within share-based compensation expense for the 13- and 39-week periods ended March 4, 2014 were charges that were insignificant and $0.3 million, respectively, representing the incremental costs resulting from accelerated vesting, net of forfeitures.

NOTE M – SEGMENT REPORTING

Our President and Chief Executive Officer, who is our chief operating decision maker, with the assistance of our senior management, reviews discrete financial information for both the Ruby Tuesday and Lime Fresh restaurant concepts to assess performance and allocate resources.  We consider the Ruby Tuesday and Lime Fresh concepts to be our reportable segments as we do not believe they have similar economic and other characteristics to be aggregated into a single reportable segment.  Financial results by reportable segment for the 13 and 39 weeks ended March 4, 2014 and March 5, 2013 are as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	March 4, 2014	March 5, 2013	March 4, 2014	March 5, 2013
Revenues:
Ruby Tuesday concept	$290,752	$303,662	$845,514	$923,586
Lime Fresh concept	4,800	3,721	15,921	11,797
Total revenues	$295,552	$307,383	$861,435	$935,383

Segment profit/(loss):
Ruby Tuesday concept	$24,139	$31,305	$34,860	$77,878
Lime Fresh concept	1	(1,441)	(4,236)	(3,792)
Total segment profit	$24,140	$29,864	$30,624	$74,086

Depreciation and amortization:
Ruby Tuesday concept	$12,840	$14,314	$40,088	$43,455
Lime Fresh concept	473	576	1,517	1,671
Support center and other	599	585	1,779	1,728
Total depreciation and amortization	$13,912	$15,475	$43,384	$46,854

Capital expenditures:
Ruby Tuesday concept	$18,744	$18,271
Lime Fresh concept	2,793	5,548
Support center and other	1,020	3,914
Total capital expenditures	$22,557	$27,733

Total assets by reportable segment as of December 3, 2013 and June 4, 2013 are as follows (in thousands):

	March 4, 2014	June 4, 2013
Total assets:
Ruby Tuesday concept	$836,575	$893,750
Lime Fresh concept	17,725	18,943
Support center and other	115,088	130,490
Total assets	$969,388	$1,043,183

The following is a reconciliation of segment profit to (loss)/income from continuing operations before taxes for the 13 and 39 weeks ended March 4, 2014 and March 5, 2013 (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	March 4, 2014	March 5, 2013	March 4, 2014	March 5, 2013
Segment profit	$24,140	$29,864	$30,624	$74,086
Less:
Depreciation and amortization	(13,912)	(15,475)	(43,384)	(46,854)
Unallocated selling, general and
administrative expenses	(11,551)	(4,440)	(37,208)	(12,691)
Preopening expenses	–	(237)	(395)	(636)
Trademark impairment	(855)	–	(855)	–
Interest expense, net	(5,967)	(6,591)	(19,340)	(20,146)
Other expense, net	(55)	(420)	(1,341)	(807)
(Loss)/income from continuing
operations before income taxes	$(8,200)	$2,701	$(71,899)	$(7,048)

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

On April 17, 2012, a wage and hour case styled Guttentag, et al vs. Ruby Tuesday, Inc. was filed in the United States District Court, Southern District of New York.  The named plaintiffs, and five additional former employees who have joined the suit as opt-in plaintiffs, allege that the Company violated the Fair Labor Standards Act and state wage and hour laws in New York and Florida.  Plaintiffs filed their motion for conditional certification on March 8, 2013, which sought a nationwide putative class of all current and former servers, bartenders, and food runners who worked for the Company for the three-year period prior to the filing of the lawsuit.  On June 11, 2013, the court entered an order granting conditional certification of the nationwide class requested by plaintiffs, but for the time frame of June 11, 2010 to the present.  Notice of the lawsuit and the right to opt-in was mailed to the putative class members in November 2013, and approximately 5%, or about 4,150 of the putative class members, filed consents to opt-in.  The parties have been engaged in mediation and continued settlement discussions in an effort to reach a mutually agreeable resolution.  These efforts continue on an ongoing basis, with a goal of entering into a final settlement agreement that can be presented to the Court for review and approval.

On September 30, 2009, an age discrimination case styled Equal Employment Opportunity Commission (Pittsburgh) v. Ruby Tuesday, Inc. (the “EEOC Lawsuit”), was filed in the United States District Court for the Western District of Pennsylvania (the “Court”).  The U.S. Equal Employment Opportunity Commission (“EEOC”) Pittsburgh Area Office alleged in the suit that the Company violated the Age Discrimination in Employment Act (“ADEA”) by failing to hire employees within the protected age group in five

Pennsylvania restaurants and one Ohio restaurant.  On December 9, 2013, the Court approved a consent decree entered into between the EEOC and the Company in Civil Action No. 09-1330.  Without any admission of liability, the Company agreed to make five equal monthly payments totaling $575,000 into a qualified settlement account, the fifth and last of which will be made in May 2014.  Individuals aged 40 or older who applied for a position at one of the six restaurants from January 1, 2005 through the date of the decree may apply to receive an amount from the settlement account.  The Company also agreed to make efforts to recruit and hire more individuals aged 40 or older at the three restaurants involved in the litigation that are currently open.  Civil Action 09-1330 is closed, subject to the Court’s continuing jurisdiction over the consent decree.

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

NOTE O – FAIR VALUE MEASUREMENTS

The following table presents the fair values of our financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall (in thousands):

	Level	March 4, 2014	June 4, 2013
Deferred compensation plan: other investments – Assets	1	$9,006	$8,721
Deferred compensation plan: other investments – Liabilities	1	(9,006)	(8,721)
Deferred compensation plan: RTI common stock – Equity	1	500	1,094
Deferred compensation plan: RTI common stock – Equity	1	(500)	(1,094)
Total		$–	$–

During the 39 weeks ended March 4, 2014 there were no transfers among levels within the fair value hierarchy.

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

The following table presents the fair values for those assets and liabilities measured on a non-recurring basis and remaining on our Condensed Consolidated Balance Sheets as of March 4, 2014 and June 4, 2013 (in thousands):

	Fair Value Measurements
	Level	March 4, 2014	June 4, 2013
Long-lived assets held for sale *	2	$23,299	$24,006
Long-lived assets held for use	2	7,992	5,802
Total		$31,291	$29,808

* Included in the carrying value of long-lived assets held for sale as of March 4, 2014 and June 4, 2013 are $16.7 million and $14.8 million, respectively, of assets included in Construction in progress in the Condensed Consolidated Balance Sheets as we do not expect to sell these assets within the next 12 months.

The following table presents the losses recognized during the 13 and 39 weeks ended March 4, 2014 and March 5, 2013 resulting from fair value measurements of assets and liabilities measured on a non-recurring basis.  The losses associated with continuing operations are included in Closures and impairments, net and the losses associated with discontinued operations are included in Loss from discontinued operations in our Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	March 4, 2014	March 5, 2013	March 4, 2014	March 5, 2013
Included within continuing operations
Long-lived assets held for sale	$142	$543	$726	$1,054
Long-lived assets held for use	3,621	–	20,285	2,149
	$3,763	$543	$21,011	$3,203

Included within discontinued operations	$25	$1,669	$178	$17,971

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

Our financial instruments at March 4, 2014 and June 4, 2013 consisted of cash and cash equivalents, accounts receivable and payable, long-term debt, and letters of credit.  The fair values of cash and cash equivalents and accounts receivable and payable approximated carrying value because of the short-term nature of these instruments.  The carrying amounts and fair values of our other financial instruments not measured on a recurring basis using fair value, however subject to fair value disclosures, are as follows (in thousands):
	March 4, 2014		June 4, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt and capital leases	$ 266,873	$ 248,214	$ 299,002	$ 310,441
Letters of credit	–	405	–	270

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

Condensed Consolidating Balance Sheet
As of March 4, 2014
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$44,134	$340	$–	$44,474
Accounts receivable	2,368	2,676	–	5,044
Inventories	16,092	6,648	–	22,740
Income tax receivable	133,739	–	(129,498)	4,241
Deferred income taxes	455	3,842	–	4,297
Other current assets	16,856	3,280	–	20,136
Total current assets	213,644	16,786	(129,498)	100,932

Property and equipment, net	598,601	209,727	–	808,328
Investment in subsidiaries	153,842	–	(153,842)	–
Due from/(to) subsidiaries	89,095	240,271	(329,366)	–
Other assets	47,140	12,988	–	60,128
Total assets	$1,102,322	$479,772	$(612,706)	$969,388

Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable	$23,922	$5,504	$–	$29,426
Accrued and other current liabilities	50,843	37,068	–	87,911
Current maturities of long-term debt,
including capital leases	(348)	5,117	–	4,769
Income tax payable	–	129,498	(129,498)	–
Total current liabilities	74,417	177,187	(129,498)	122,106

Long-term debt and capital leases,
less current maturities	219,981	42,123	–	262,104
Deferred income taxes	(1,399)	3,842	–	2,443
Due to/(from) subsidiaries	240,271	89,095	(329,366)	–
Other deferred liabilities	107,840	13,683	–	121,523
Total liabilities	641,110	325,930	(458,864)	508,176

Shareholders’ equity:
Common stock	614	–	–	614
Capital in excess of par value	74,470	–	–	74,470
Retained earnings	395,640	153,842	(153,842)	395,640
Accumulated other comprehensive loss	(9,512)	–	–	(9,512)
Total shareholders’ equity	461,212	153,842	(153,842)	461,212

Total liabilities & shareholders’ equity	$1,102,322	$479,772	$(612,706)	$969,388

Condensed Consolidating Balance Sheet
As of June 4, 2013
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$52,635	$272	$–	$52,907
Accounts receivable	1,854	2,980	–	4,834
Inventories	21,961	8,911	–	30,872
Income tax receivable	118,329	–	(116,429)	1,900
Deferred income taxes	5,372	1,924	–	7,296
Other current assets	19,519	3,836	–	23,355
Total current assets	219,670	17,923	(116,429)	121,164

Property and equipment, net	635,478	224,352	–	859,830
Investment in subsidiaries	167,887	–	(167,887)	–
Due from/(to) subsidiaries	76,485	230,583	(307,068)	–
Other assets	46,812	15,377	–	62,189
Total assets	$1,146,332	$488,235	$(591,384)	$1,043,183

Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable	$11,725	$3,239	$–	$14,964
Accrued and other current liabilities	47,775	34,406	–	82,181
Current maturities of long-term debt,
including capital leases	(347)	8,834	–	8,487
Income tax payable	–	116,429	(116,429)	–
Total current liabilities	59,153	162,908	(116,429)	105,632

Long-term debt and capital leases,
less current maturities	232,462	58,053	–	290,515
Deferred income taxes	(1,070)	6,823	–	5,753
Due to/(from) subsidiaries	230,583	76,485	(307,068)	–
Other deferred liabilities	108,369	16,079	–	124,448
Total liabilities	629,497	320,348	(423,497)	526,348

Shareholders’ equity:
Common stock	612	–	–	612
Capital in excess of par value	67,596	–	–	67,596
Retained earnings	459,572	167,887	(167,887)	459,572
Accumulated other comprehensive loss	(10,945)	–	–	(10,945
Total shareholders’ equity	516,835	167,887	(167,887)	516,835

Total liabilities & shareholders’ equity	$1,146,332	$488,235	$(591,384)	$1,043,183

Condensed Consolidating Statement of Operations and
Comprehensive (Loss)/Income
For the Thirteen Weeks Ended March 4, 2014
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$212,249	$81,715	$–	$293,964
Franchise revenue	63	1,525	–	1,588
	212,312	83,240	–	295,552

Operating costs and expenses:
Cost of merchandise	58,550	22,430	–	80,980
Payroll and related costs	71,742	29,609	–	101,351
Other restaurant operating costs	46,765	17,396	–	64,161
Depreciation	9,787	3,540	–	13,327
Selling, general, and administrative	16,532	16,808	–	33,340
Intercompany selling, general, and
administrative allocations	14,908	(14,908)	–	–
Closures and impairments	2,407	1,364	–	3,771
Trademark impairment	–	855	–	855
Equity in earnings of subsidiaries	(8,886)	–	8,886	–
Interest expense, net	5,089	878	–	5,967
Intercompany interest expense/(income)	3,274	(3,274)	–	–
	220,168	74,698	8,886	303,752

(Loss)/income from continuing operations
before income taxes	(7,856)	8,542	(8,886)	(8,200)
Benefit for income taxes from
continuing operations	(463)	(344)	–	(807)
(Loss)/income from continuing operations	(7,393)	8,886	(8,886)	(7,393)

Income from discontinued operations, net of tax	86	–	–	86
Net (loss)/income	$(7,307)	$8,886	$(8,886)	$(7,307)

Other comprehensive income:
Pension liability reclassification, net of tax	477	–	–	477
Total comprehensive (loss)/income	$(6,830)	$8,886	$(8,886)	$(6,830)

Condensed Consolidating Statement of Operations and
Comprehensive (Loss)/Income
For the Thirty-Nine Weeks Ended March 4, 2014
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$621,181	$235,594	$–	$856,775
Franchise revenue	182	4,478	–	4,660
	621,363	240,072	–	861,435

Operating costs and expenses:
Cost of merchandise	173,397	65,190	–	238,587
Payroll and related costs	214,633	86,968	–	301,601
Other restaurant operating costs	141,660	55,324	–	196,984
Depreciation	30,359	11,092	–	41,451
Selling, general, and administrative	68,250	39,136	–	107,386
Intercompany selling, general, and
administrative allocations	43,679	(43,679)	–	–
Closures and impairments	15,630	10,317	–	25,947
Trademark impairment	–	855	–	855
Equity in earnings of subsidiaries	(13,307)	–	13,307	–
Interest expense, net	15,320	4,020	–	19,340
Intercompany interest expense/(income)	9,688	(9,688)	–	–
Loss on extinguishment of debt	1,183	–	–	1,183
	700,492	219,535	13,307	933,334

(Loss)/income from continuing operations
before income taxes	(79,129)	20,537	(13,307)	(71,899)
(Benefit)/provision for income taxes from
continuing operations	(15,100)	7,230	–	(7,870)
(Loss)/income from continuing operations	(64,029)	13,307	(13,307)	(64,029)

Income from discontinued operations, net of tax	97	–	–	97
Net (loss)/income	$(63,932)	$13,307	$(13,307)	$(63,932)

Other comprehensive income:
Pension liability reclassification, net of tax	1,432	–	–	1,432
Total comprehensive (loss)/income	$(62,500)	$13,307	$(13,307)	$(62,500)

Condensed Consolidating Statement of Operations and
Comprehensive (Loss)/Income
For the Thirteen Weeks Ended March 5, 2013
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

Condensed Consolidating Statement of Operations and
Comprehensive (Loss)/Income
For the Thirty-Nine Weeks Ended March 5, 2013
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$675,501	$255,198	$–	$930,699
Franchise revenue	159	4,525	–	4,684
	675,660	259,723	–	935,383

Operating costs and expenses:
Cost of merchandise	184,827	69,678	–	254,505
Payroll and related costs	222,481	90,806	–	313,287
Other restaurant operating costs	137,844	55,604	–	193,448
Depreciation	32,623	11,680	–	44,303
Selling, general, and administrative	73,737	38,086	–	111,823
Intercompany selling, general, and
administrative allocations	51,245	(51,245)	–	–
Closures and impairments	4,210	864	–	5,074
Equity in earnings of subsidiaries	(33,835)	–	33,835	–
Interest expense, net	15,836	4,310	–	20,146
Gain on extinguishment of debt	(155)	–	–	(155)
Intercompany interest expense/(income)	10,304	(10,304)	–	–
	699,117	209,479	33,835	942,431

(Loss)/income from continuing operations
before income taxes	(23,457)	50,244	(33,835)	(7,048)
(Benefit)/provision for income taxes from
continuing operations	(27,043)	16,409	–	(10,634)
Income from continuing operations	3,586	33,835	(33,835)	3,586

Loss from discontinued operations, net of tax	(13,859)	(810)	810	(13,859)
Net income/(loss)	$(10,273)	$33,025	$(33,025)	$(10,273)

Other comprehensive income:
Pension liability reclassification, net of tax	1,141	–	–	1,141
Total comprehensive income	$(9,132)	$33,025	$(33,025)	$(9,132)

Condensed Consolidating Statement of Cash Flows
For the Thirty-Nine Weeks Ended March 4, 2014
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated

Net cash (used)/provided by operating activities	$(4,304)	$51,122	$(17,664)	$29,154

Investing activities:
Purchases of property and equipment	(16,855)	(5,702)	–	(22,557)
Proceeds from sale-leaseback transactions, net	5,637	–	–	5,637
Proceeds from disposal of assets	9,926	1,023	–	10,949
Other, net	842	–	–	842
Net cash used by investing activities	(450)	(4,679)	–	(5,129)

Financing activities:
Principal payments on long-term debt	(12,958)	(19,023)	–	(31,981)
Stock repurchases	(579)	–	–	(579)
Payments for debt issuance costs	(1,758)	–	–	(1,758)
Proceeds from exercise of stock options	1,576	–	–	1,576
Excess tax benefits from share-based
compensation	284	–	–	284
Intercompany transactions	9,688	(27,352)	17,664	–
Net cash used by financing activities	(3,747)	(46,375)	17,664	(32,458)

(Decrease)/increase in cash and cash equivalents	(8,501)	68	–	(8,433)
Cash and cash equivalents:
Beginning of year	52,635	272	–	52,907
End of quarter	$44,134	$340	$–	$44,474

Condensed Consolidating Statement of Cash Flows
For the Thirty-Nine Weeks Ended March 5, 2013
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated

Net cash (used)/provided by operating activities	$(5,902)	$47,396	$(26,040)	$15,454

Investing activities:
Purchases of property and equipment	(23,480)	(4,253)	–	(27,733)
Proceeds from sale-leaseback transactions, net	38,872	–	–	38,872
Proceeds from disposal of assets	2,875	2,576	–	5,451
Other, net	416	–	–	416
Net cash provided/(used) by investing activities	18,683	(1,677)	–	17,006

Financing activities:
Principal payments on long-term debt	(10,971)	(9,329)	–	(20,300)
Stock repurchases	(30,149)	–	–	(30,149)
Proceeds from exercise of stock options	1,478	–	–	1,478
Excess tax benefits from share-based
Compensation	87	–	–	87
Intercompany transactions	10,305	(36,345)	26,040	–
Net cash used by financing activities	(29,250)	(45,674)	26,040	(48,884)

Decrease in cash and cash equivalents	(16,469)	45	–	(16,424)
Cash and cash equivalents:
Beginning of year	47,986	198	–	48,184
End of quarter	$31,517	$243	$–	$31,760

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

NOTE R – SUBSEQUENT EVENTS

Amendment and Restatement of Directors’ Plan
On April 9, 2014, the Ruby Tuesday, Inc. Board of Directors adopted a resolution amending and restating the Directors’ Plan to terminate those portions of the plan providing for the award of share-based compensation to non-employee directors but preserving the deferred compensation component of the plan.  The amendment and restatement also changes the name of the Directors’ Plan to the Ruby Tuesday, Inc. Deferred Compensation Plan for Directors.  All remaining shares of common stock available for issuance under the Directors’ Plan, which were insignificant as of the date of the resolution, were released and will not be reserved for any future purpose.  As previously stated in Note L to the Condensed Consolidated Financial Statements, all future share-based compensation granted to non-employee directors will be awarded from shares of common stock available for issuance under the SIP.

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

General:

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”), owns and operates Ruby Tuesday® casual dining and Lime Fresh Mexican Grill® (“Lime Fresh”) fast casual restaurants.  As of March 4, 2014, we owned and operated 679, and franchised 76, Ruby Tuesday restaurants.  Ruby Tuesday restaurants can now be found in 45 states, the District of Columbia, 11 foreign countries, and Guam.

As of March 4, 2014, there were 20 Company-owned and operated Lime Fresh restaurants, as well as six domestic and two international Lime Fresh restaurants operated by franchisees.

Overview and Strategies

Casual dining, the segment of the industry in which we operate, is intensely competitive with respect to prices, services, convenience, locations, employees, advertising and promotion, and the types and quality of food.  We compete with other food service operations, including locally-owned restaurants, and other national and regional restaurant chains that offer similar types of services and products as we do.  While we are in the bar and grill sector as a result of our varied menu, we strive to operate at the higher-end of casual dining in terms of the quality of our food and service.  We continue to believe there are  opportunities to grow our business, strengthen our competitive position, enhance our profitability, and create value through the execution of the following strategies:

Enhance Sales and Margins Through Repositioning of Our Core Brand
In an effort to stabilize and increase customer traffic, same-restaurant sales, and profitability, we are in the process of implementing a brand transformation plan to reposition the Ruby Tuesday concept as more casual, approachable, and energetic, as well as more broadly appealing and appropriate for a wider range of dining occasions.  This repositioning is supported by four pillars: core menu transformation, service, atmosphere, and communication.  Current initiatives include the introduction of new menu platforms with broadened price points intended to provide a more compelling value, music soundscape upgrades, lighting improvements, and new television advertising designed to more effectively showcase the Ruby Tuesday brand personality in a fresh and energetic way.  Our marketing strategy historically has primarily focused on print promotions, digital media and local marketing programs, with a minimal amount spent on television.  However, in recent quarters we have deployed a more balanced marketing program comprised of a mixture of network and national cable television advertising supported with direct mail and other print and electronic promotions.  We believe that having a more lively and approachable perception of our restaurants, communicated through television advertising in tandem with a more balanced approach on our promotional strategies will position us for improvements in same-restaurant sales in the future from repeat and new customers.

Focus on Low-Capital Intensive Potential Growth in the Fast Casual Sector
We have been focused on growing our Company in a low-capital intensive manner through Lime Fresh, our Mexican fast casual concept.  We initially opened Lime Fresh restaurants under a licensing agreement and, after over a year of experience that enabled us to better understand the concept’s positioning and potential in the high-quality fast casual segment, we acquired the business for $24.1 million in the fourth quarter of fiscal 2012 since we believed we could more effectively grow the concept if we owned it.  The fast casual segment of our industry is a growing segment where demand has historically exceeded supply, and we believe opening smaller, inline locations under the Lime Fresh brand provides a low-capital intensive potential growth option for us.  While the concept is still in its early stages, we believe it has the potential to generate attractive returns for us if we are able to realize our revenue and profitability targets.  We opened four Company-owned Lime Fresh restaurants during the 39 weeks ended March 4, 2014.

Strengthen our Balance Sheet to Facilitate Growth and Value Creation
During the second quarter of fiscal 2014 we closed on a new $50.0 million revolving Senior Credit Facility (as defined below) which replaced our previous $200.0 million revolving credit facility.  Our new Senior Credit Facility, which is secured by substantially all of the shares of capital stock of the Company’s subsidiaries, real property, improvements and fixtures of 49 Ruby Tuesday restaurants, and substantially all of the personal property of the Company and each of its present and future subsidiaries, provides us with more covenant flexibility than our previous revolving credit facility.  The Senior Credit Facility has a $35.0 million accordion feature which provides us with additional liquidity if needed.  The $50.0 million revolving Senior Credit Facility has remained undrawn.

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

Our objective over the next several years is to continue to reduce outstanding debt levels in order to lower our leverage and focus on prudent restaurant development.  Our success in the key strategic initiatives outlined above should enable us to improve both our return on assets and return on equity, and to create additional shareholder value.

Results of Operations:

The following is an overview of our results of operations for the 13- and 39-week periods ended March 4, 2014:

Net loss was $7.3 million for the 13 weeks ended March 4, 2014 compared to net income of $2.2 million for the same quarter of the previous year.  Diluted loss per share for the fiscal quarter ended March 4, 2014 was $0.12 compared to diluted earnings per share of $0.04 for the corresponding quarter of the prior year as a result of the increase in net loss as discussed below.

During the 13 weeks ended March 4, 2014:

•	Incurred severance, payroll tax, and other charges of $0.5 million in connection with the elimination of approximately 18 positions at our Restaurant Support Services Center;
•	24 Company-owned Ruby Tuesday restaurants were closed;
•	One Company-owned Lime Fresh restaurant was closed;
•	Two franchised Ruby Tuesday restaurants were opened and two were closed; and
•	Same-restaurant sales* at Company-owned Ruby Tuesday restaurants decreased 1.9%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants decreased 2.2%.

Net loss increased to $63.9 million for the 39 weeks ended March 4, 2014 compared to $10.3 million for the same period of the previous year.  Diluted loss per share for the 39 weeks ended March 4, 2014 was $1.06 compared to $0.16 for the corresponding period of the prior year as a result of the increase in net loss as discussed below.

During the 39 weeks ended March 4, 2014:

•
Incurred severance, payroll tax, share-based compensation, and other charges of $3.1 million in connection with the elimination of approximately 71 positions since November at our Restaurant Support Services Center;

•	Four Company-owned Lime Fresh restaurants were opened and two were closed;
•	27 Company-owned Ruby Tuesday restaurants were closed;
•	Two franchised Lime Fresh restaurants were opened;
•	Four franchised Ruby Tuesday restaurants were opened and five were closed;
•	We replaced our $200.0 million credit facility with the $50.0 million Senior Credit Facility;
•
We repurchased $12.9 million of our 7.625% senior notes due 2020 (the “Senior Notes”). The repurchases settled for $13.0 million plus $0.2 of accrued interest. We realized a $0.5 million loss on these transactions;

•	We prepaid and retired 18 mortgage loan obligations for $14.9 million plus prepayment penalties of $1.1 million and accrued interest of $0.1 million;
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

•	Our former Senior Vice President, Chief People Officer, Robert LeBoeuf, separated employment with the Company on October 30, 2013; and
•	Same-restaurant sales* at Company-owned Ruby Tuesday restaurants decreased 7.2%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants decreased 5.5%.

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

	Thirteen weeks ended			Thirty-nine weeks ended
	March 4, 2014		March 5, 2013	March 4, 2014		March 5, 2013
Revenue:
Restaurant sales and operating revenue	99.5%		99.5%	99.5%		99.5%
Franchise revenue	0.5		0.5	0.5		0.5
Total revenue	100.0		100.0	100.0		100.0
Operating costs and expenses:
Cost of merchandise (1)	27.5		27.4	27.8		27.3
Payroll and related costs (1)	34.5		34.5	35.2		33.7
Other restaurant operating costs (1)	21.8		20.3	23.0		20.8
Depreciation (1)	4.5		4.8	4.8		4.8
Selling, general and administrative, net	11.3		9.8	12.5		12.0
Closures and impairments, net	1.3		0.7	3.0		0.5
Trademark impairment	0.3		0.0	0.1		0.0
Interest expense, net	2.0		2.1	2.2		2.2
Loss/(gain) on extinguishment of debt	0.0		0.0	0.1		(0.0)
(Loss)/income from continuing operations
before income taxes	(2.8)		0.9	(8.3)		(0.8)
Benefit for income taxes from continuing
operations	(0.3)		(0.7)	(0.9)		(1.1)
(Loss)/income from continuing operations	(2.5)		1.5	(7.4)		0.4
Income/(loss) from discontinued operations, net of tax	0.0		(0.8)	0.0		(1.5)
Net (loss)/income	(2	.5)%	0.7%	(7	.4)%	(1	.1)%

 (1)     As a percentage of restaurant sales and operating revenue.

The following table shows Company-owned Ruby Tuesday, Lime Fresh, and discontinued concept restaurant activity for the 13- and 39-week periods ended March 4, 2014 and March 5, 2013.

	Ruby Tuesday	Lime Fresh	Discontinued Concepts*	Total
13 weeks ended March 4, 2014
Beginning number	703	21	–	724
Opened	–	–	–	–
Closed	(24)	(1)	–	(25)
Ending number	679	20	–	699

39 weeks ended March 4, 2014
Beginning number	706	18	–	724
Opened	–	4	–	4
Closed	(27)	(2)	–	(29)
Ending number	679	20	–	699

13 weeks ended March 5, 2013
Beginning number	709	17	16	742
Opened	–	1	–	1
Closed	–	(2)	(14)	(16)
Ending number	709	16	2	727

39 weeks ended March 5, 2013
Beginning number	714	13	14	741
Opened	–	5	2	7
Closed	(5)	(2)	(14)	(21)
Ending number	709	16	2	727

*Discontinued concepts include Marlin & Ray’s, Truffles, and Wok Hay.

The following table shows franchised Ruby Tuesday and Lime Fresh concept restaurant activity for the 13- and 39-week periods ended March 4, 2014 and March 5, 2013.

	Thirteen weeks ended		Thirty-nine weeks ended
	March 4, 2014	March 5, 2013	March 4, 2014	March 5, 2013
Ruby Tuesday
Beginning number	76	77	77	79
Opened	2	–	4	2
Closed	(2)	–	(5)	(4)
Ending number	76	77	76	77

Lime Fresh
Beginning number	8	5	6	4
Opened	–	–	2	1
Closed	–	–	–	–
Ending number	8	5	8	5

Revenue

RTI’s restaurant sales and operating revenue for the 13 weeks ended March 4, 2014 decreased 3.9% to $294.0 million compared to the same period of the prior year.  This decrease is primarily the result of a 1.9% decrease in same-restaurant sales at Company-owned Ruby Tuesday restaurants coupled with a net reduction of 30 Company-owned restaurants since the third quarter of the prior fiscal year.

The decrease in Ruby Tuesday concept same-restaurant sales is primarily attributable to a decrease in customer traffic coupled with a reduction in average net check in the third quarter of fiscal 2014 compared with the same quarter of the prior year.  The decrease in average net check was a result of the rollouts during the first and second quarters of the current year of our new menu items including pretzel burgers, flatbreads, and chicken tenders, which featured lower price points.

Franchise revenue for the 13 weeks ended March 4, 2014 increased 2.6% to $1.6 million compared to the same period of the prior year.  Franchise revenue is predominately comprised of domestic and international franchise royalties, which totaled $1.5 million for both 13-week periods ended March 4, 2014 and March 5, 2013.

For the 39 weeks ended March 4, 2014, sales at Company-owned restaurants decreased 7.9% to $856.8 million compared to the same period of the prior year.  This decrease is primarily the result of a 7.2% decrease in same-restaurant sales at Company-owned Ruby Tuesday restaurants coupled with a net reduction of 30 Company-owned restaurants since the third quarter of the prior fiscal year.

The decrease in Ruby Tuesday concept same-restaurant sales is primarily attributable to a decrease in customer traffic coupled with a reduction in average net check in the first three quarters of fiscal 2014 compared with the same period of the prior year.  The decrease in average net check was primarily the result of the rollouts of new menu items as discussed above which were partially offset by reduced discounts as compared to the same period of the prior year.

For the 39-week period ended March 4, 2014, franchise revenues decreased 0.5% to $4.7 million compared to the same period in the prior year.  Domestic and international royalties totaled $4.5 million for both 39-week periods ending March 4, 2014 and March 5, 2013.

Segment Profit/(Loss)

Our President and Chief Executive Officer, who is our chief operating decision maker, with the assistance of our senior management, reviews discrete financial information for both the Ruby Tuesday and Lime Fresh restaurant concepts to assess performance and allocate resources.  We consider the Ruby Tuesday and Lime Fresh concepts to be our reportable segments as we do not believe they have similar economic and other characteristics to be aggregated into a single reportable segment.  Segment profit/(loss) by reportable segment for the 13 and 39 weeks ended March 4, 2014 and March 5, 2013 are as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	March 4, 2014	March 5, 2013	March 4, 2014	March 5, 2013
Segment profit/(loss):
Ruby Tuesday concept	$24,139	$31,305	$34,860	$77,878
Lime Fresh concept	1	(1,441)	(4,236)	(3,792)
Total segment profit	$24,140	$29,864	$30,624	$74,086

Segment profit for the 13 weeks ended March 4, 2014 for the Ruby Tuesday concept decreased $7.2 million to $24.1 million compared to the third quarter of fiscal 2013 due primarily to the 1.9% decrease in same-restaurant sales at Company-owned Ruby Tuesday restaurants and a net reduction of 30 Company-owned restaurants since the third quarter of the prior year as discussed above, higher advertising spending of $3.5 million (due in part to increased cable television advertising to promote our flatbread and chicken tender menu items), increased other restaurant operating costs of $2.6 million primarily due to higher legal fees associated with the cases discussed in Note N to the Condensed Consolidated Financial Statements, and increased closures and impairments expense of $2.7 million.  These were partially offset by lower cost of merchandise ($3.2 million) and payroll and related costs ($4.3 million) compared to the same quarter of the prior year which resulted from restaurant closures and the declines in customer traffic.

Segment profit for the 13 weeks ended March 4, 2014 for the Lime Fresh concept was insignificant compared to segment losses of $1.4 million for the third quarter of fiscal 2013, due primarily to reductions in restaurant impairment charges as compared to the same quarter of the prior year.

Segment profit for the 39 weeks ended March 4, 2014 for the Ruby Tuesday concept decreased $43.0 million to $34.9 million compared to the same period of fiscal 2013 due primarily to the 7.2% decrease in same-restaurant sales at Company-owned Ruby Tuesday restaurants and restaurant closures since the prior year period as discussed above, higher closures and impairments expense ($20.0 million) as we recorded impairments in connection with the closure of 24 Ruby Tuesday restaurants during the current quarter and also recorded impairments on 27 open Ruby Tuesday restaurants not planned for closure with deteriorating operational performance, and higher other restaurant operating costs ($3.9 million) primarily due to increased legal fees as previously discussed.  These were partially offset by lower cost of merchandise ($17.7 million) and payroll and related costs ($13.2 million) compared to the same 39 week period of the prior year as a result of restaurant closures and declines in customer traffic, and reductions in advertising spending of $7.7 million (primarily due to reduced television advertising).

Segment losses for the 39 weeks ended March 4, 2014 for the Lime Fresh concept increased $0.4 million compared to the same period of fiscal 2013 to $4.2 million due to increases in the lease reserve of $1.7 million related to four undeveloped sites for which a management decision was reached to forego restaurant development.  Excluding the increase to lease reserves of $1.7 million, segment losses for the Lime Fresh concept would have decreased $1.2 million as compared to the same quarter of the prior year due in part to lower impairment charges of $0.6 million and lower advertising fees of $0.5 million, due to the termination of a marketing agreement with an agency whose CEO previously sold the Lime Fresh restaurant concept to us.

The following is a reconciliation of segment profit to (loss)/income from continuing operations before taxes for the 13 and 39 weeks ended March 4, 2014 and March 5, 2013 (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	March 4, 2014	March 5, 2013	March 4, 2014	March 5, 2013
Segment profit	$24,140	$29,864	$30,624	$74,086
Less:
Depreciation and amortization	(13,912)	(15,475)	(43,384)	(46,854)
Unallocated selling, general and
administrative expenses	(11,551)	(4,440)	(37,208)	(12,691)
Preopening expenses	–	(237)	(395)	(636)
Trademark impairment	(855)	–	(855)	–
Interest expense, net	(5,967)	(6,591)	(19,340)	(20,146)
Other expense, net	(55)	(420)	(1,341)	(807)
(Loss)/income from continuing
operations before income taxes	$(8,200)	$2,701	$(71,899)	$(7,048)

Pre-tax (Loss)/Income from Continuing Operations

Pre-tax loss from continuing operations was $8.2 million for the 13 weeks ended March 4, 2014 compared to pre-tax income from continuing operations of $2.7 million for the same quarter of the prior year.  The higher pre-tax loss is due to a decrease in same-restaurant sales of 1.9% at Company-owned Ruby Tuesday restaurants, higher closures and impairments expense ($1.7 million), a partial impairment of the Lime Fresh trademark during the current quarter ($0.9 million), and increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of cost of merchandise, other restaurant operating costs, and selling, general, and administrative, net.  These higher costs were partially offset by lower interest expense ($0.6 million) and decreases, as a percentage of restaurant sales and operating revenue, of depreciation.

Pre-tax loss from continuing operations increased $64.9 million to $71.9 million for the 39 weeks ended March 4, 2014, over the same quarter of the prior year.  The higher pre-tax loss is due to a decrease in same-restaurant sales of 7.2% at Company-owned Ruby Tuesday restaurants, higher closures and impairments expense ($20.9 million), a partial impairment of the Lime Fresh trademark during the current 39-week period ($0.9 million), increased losses on the extinguishment of debt ($1.3 million), and increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of cost of merchandise, payroll and related costs, other restaurant operating costs, and selling, general, and administrative, net.  These higher costs were partially offset by lower interest expense ($0.8 million).

In the paragraphs that follow, we discuss in more detail the components of the increase in pre-tax loss from continuing operations for the 13- and 39-week periods ended March 4, 2014, as compared to the comparable periods in the prior year.  Because a significant portion of the costs recorded in the cost of merchandise, payroll and related costs, other restaurant operating costs, and depreciation categories are either variable or highly correlative with the number of restaurants we operate, we evaluate our trends by comparing the costs as a percentage of restaurant sales and operating revenue, as well as the absolute dollar change, to the comparable prior year period.

Cost of Merchandise

Cost of merchandise decreased $2.8 million (3.4%) to $81.0 million for the 13 weeks ended March 4, 2014, over the corresponding period of the prior year.  As a percentage of restaurant sales and operating revenue, cost of merchandise increased from 27.4% to 27.5%.

Cost of merchandise decreased $15.9 million (6.3%) to $238.6 million for the 39 weeks ended March 4, 2014, over the corresponding period of the prior year.  As a percentage of restaurant sales and operating revenue, cost of merchandise increased from 27.3% to 27.8%.

The absolute dollar decrease for the 13-week and 39-week periods ended March 4, 2014 was the result of lower sales volumes, restaurant closures, and cost savings on certain products as a result of renegotiated contracts with certain vendors since the same periods of fiscal 2013.  These were partially offset by price increases on beef, poultry, and certain other products since the prior year.

As a percentage of restaurant sales and operating revenue, the increase in cost of merchandise for the 13 and 39 weeks ended March 4, 2014 is primarily the result of a shift in menu mix with the introduction of new menu items during the first and second quarters of fiscal 2014 and price increases in the cost of certain products.

Payroll and Related Costs

Payroll and related costs decreased $4.0 million (3.8%) to $101.4 million for the 13 weeks ended March 4, 2014, as compared to the corresponding quarter in the prior year.  As a percentage of restaurant sales and operating revenue, payroll and related costs was consistent with the prior year quarter at 34.5%.

Payroll and related costs decreased $11.7 million (3.7%) to $301.6 million for the 39 weeks ended March 4, 2014, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, payroll and related costs increased from 33.7% to 35.2%.

The absolute dollar decrease in payroll and related costs for the 13- and 39-week periods ended March 4, 2014 was due to lower hourly restaurant labor in connection with lower sales volumes and restaurant closures since the same periods of the prior year.  Other factors contributing to the declines included lower restaurant management labor due to a reduction in the average number of managers per restaurant in the current periods as compared to the same periods of the prior year and, for the 39-week period, lower bonus expense as fewer restaurants achieved the performance goals.  These reductions were partially offset by minimum wage increases in certain states and merit increases since the same periods of the prior year and higher health insurance for the 39-week period due to unfavorable claims experience.

As a percentage of restaurant sales and operating revenue, the increase in payroll and related costs for the 39 weeks ended March 4, 2014 is primarily the result of loss of leveraging associated with lower sales volumes.

Other Restaurant Operating Costs

Other restaurant operating costs increased $2.2 million (3.6%) to $64.2 million for the 13-week period ended March 4, 2014, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, these costs increased from 20.3% to 21.8%.

For the 13 weeks ended March 4, 2014, the increase in other restaurant operating costs related to the following (in thousands):

Legal	$2,258
Repairs	369
Amortization of intangibles	(276)
Other decreases, net	(136)
Net increase	$2,215

In both absolute dollars and as a percentage of restaurant sales and operating revenue for the 13-week period ended March 4, 2014, the increase in other operating costs was primarily a result of higher legal costs, primarily related to the pending litigation discussed in Note N to the Condensed Consolidated

Financial Statements, and repairs due to building maintenance.  These increased costs were partially offset by restaurant closures since the same periods of the prior year and reduced amortization of intangibles due in part to two partial impairments of the Lime Fresh trademark since the same quarter of the prior fiscal year.

Other restaurant operating costs increased $3.5 million (1.8%) to $197.0 million for the 39-week period ended March 4, 2014, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, these costs increased from 20.8% to 23.0%.

For the 39 weeks ended March 4, 2014, the increase in other restaurant operating costs related to the following (in thousands):

Legal	$3,223
Rent and leasing	1,159
Repairs	914
Insurance	790
Utilities	(1,780)
Amortization of intangibles	(619)
Other decreases, net	(151)
Net increase	$3,536

In both absolute dollars and as a percentage of restaurant sales and operating revenue for the 39-week period ended March 4, 2014, the increase in other operating costs was primarily a result of higher legal costs related to pending litigation as previously discussed, rent and leasing as a result of sale-leaseback transactions since the same periods of fiscal 2013, repairs due to building maintenance, and insurance due to favorable general liability claims experience in the prior year periods.  These increased costs were partially offset by restaurant closures since the same periods of the prior year, reduced utilities as a result of reduced rates with new contracts, and a decrease in amortization of intangibles as discussed above.

Depreciation

Depreciation expense decreased $1.3 million (8.8%) to $13.3 million for the 13-week period ended March 4, 2014, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, depreciation expense decreased from 4.8% to 4.5%.

Depreciation expense decreased $2.9 million (6.4%) to $41.5 million for the 39-week period ended March 4, 2014, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, depreciation expense was consistent with the same period of the prior year at 4.8%.

In terms of absolute dollars for the 13- and 39-week periods ended March 4, 2014 and as a percentage of restaurant sales and operating revenue for the 13-week period ended March 4, 2014, the decrease is due primarily to assets that became fully depreciated since the same periods of the prior year coupled with sale-leaseback transactions and restaurant closures.

Selling, General and Administrative Expenses, Net

Selling, general and administrative expenses, net increased $3.1 million (10.1%) to $33.3 million for the 13-week period ended March 4, 2014, as compared to the corresponding period in the prior year.

The increase for the 13-week period ended March 4, 2014 is due to higher advertising costs ($3.3 million) primarily as a result of increased cable television advertising in order to promote our newer flatbread and chicken tender menu items and higher costs associated with direct mail and other promotional activity during the current quarter compared to the same quarter of the prior year.  These increases were partially offset by lower television advertising as compared to the same quarter of fiscal 2013.

Selling, general and administrative expenses, net decreased $4.4 million (4.0%) to $107.4 million for the 39-week period ended March 4, 2014, as compared to the corresponding period in the prior year.

The decrease for the 39-week period ended March 4, 2014 is due to lower advertising costs ($8.2 million) primarily as a result of decreased television advertising and reduced direct mail and other promotional activity as compared to the same periods of fiscal 2013, which was partially offset by higher cable television advertising as discussed above.  The lower advertising costs were partially offset by higher general and administrative costs ($3.8 million) which was due in part to severance, share-based compensation, and other charges in connection with the separation of certain executives and the elimination of approximately 70-75 positions at our Restaurant Support Services Center during the current year.

Closures and Impairments

Closures and impairments increased $1.7 million to $3.8 million for the 13-week period ended March 4, 2014, as compared to the corresponding period of the prior year.  The increase for the 13-week period ended March 4, 2014 is primarily due to higher property impairment charges ($2.4 million) and other closing costs ($0.7 million), which were partially offset by lower closed restaurant lease reserve expense ($1.1 million) and higher gains on the sale of surplus properties ($0.3 million).

Closures and impairments increased $20.9 million to $25.9 million for the 39-week period ended March 4, 2014, as compared to the corresponding period of the prior year.  The increase for the 39-week period ended March 4, 2014 is primarily due to higher property impairment charges ($17.0 million), closed restaurant lease reserve expense ($2.8 million), and other closing costs ($0.8 million), coupled with lower gains on the sale of surplus properties ($0.3 million).

For the 39-week period ended March 4, 2014, the higher property impairment charges were due in part to the closing of 24 Ruby Tuesday concept restaurants in connection with a plan approved by the Board of Directors of Ruby Tuesday, Inc. on January 7, 2014.  Of these closures, 11 of these restaurants closed upon expiration of their lease.  As a result of the plan, included within Closures and impairments, net for the 39 weeks ended March 4, 2014 are impairment charges recognized during the second quarter of the current year of $4.4 million in connection with the early restaurant closures.  Additionally, during the 13 and 39 weeks ended March 4, 2014, we recorded impairments of $2.2 million and $12.5 million, respectively, of impairments relating to five and 27 open restaurants, respectively, with deteriorating operational performance.  See Note I to our Condensed Consolidated Financial Statements for further information on our closures and impairment charges recorded during the 13 and 39 weeks ended March 4, 2014 and March 5, 2013.

Trademark Impairment

We concluded during the third quarter of fiscal 2014 that the Lime Fresh trademark was partially impaired.  Accordingly, we recorded a non-cash charge of $0.9 million representing a partial impairment of the Lime Fresh trademark.  A previous impairment charge of $5.0 million had been recorded on the Lime Fresh trademark during the fourth quarter of fiscal 2013.  Following these impairments, the net book value of the Lime Fresh trademark remaining as of March 4, 2014 is $3.7 million.

Interest Expense, Net

Interest expense, net decreased $0.6 million to $6.0 million for the 13 weeks ended March 4, 2014, as compared to the corresponding period in the prior year, primarily due to lower interest expense on our Senior Notes due to repurchases and the early payoff of certain mortgage loans since the same quarter of the prior year.  Interest expense, net decreased $0.8 million to $19.3 million for the 39-week period ended March 4, 2014, as compared to the corresponding period in the prior year, primarily for the same reasons mentioned above.

Loss/(gain) on Extinguishment of Debt

Loss on extinguishment of debt was $1.2 million for the 39 weeks ended March 4, 2014.  We incurred a $0.7 million charge in the second quarter of fiscal 2014 relating to the write-off of the pro rata portion of unamortized debt issuance costs associated with the previous credit facility.  During the first quarter of fiscal 2014, we repurchased $12.9 million of the Senior Notes for $13.0 million plus $0.2 million of accrued interest.  We realized a $0.5 million loss on the repurchases.  We did not repurchase any of the Senior Notes during the current quarter.

Gain on extinguishment of debt was $0.2 million for the 39 weeks ended March 5, 2013.  During the second quarter of fiscal 2013, we repurchased $11.5 million of the Senior Notes for $10.9 million plus a negligible amount of accrued interest.  We did not repurchase any of the Senior Notes during the third quarter of fiscal 2013.

Benefit for Income Taxes from Continuing Operations

Under Accounting Standards Codification 740 (“ASC 740”), companies are required to apply their estimated annual tax rate on a year-to-date basis in each interim period.  Under ASC 740, companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable.  In this situation, the interim tax rate should be based on the actual year-to-date results.  Due to changes in our projections, which have fluctuated as we work through our brand repositioning, a reliable projection of our annual effective rate has been difficult to determine.  As such, we recorded a tax benefit for the first three quarters quarter of fiscal 2014 based on the actual year-to-date results, in accordance with ASC 740.

We recorded a tax benefit from continuing operations of $0.8 million and $7.9 million for the 13- and 39-week periods ended March 4, 2014, respectively, compared to $2.0 million and $10.6 million for the 13- and 39-week periods ended March 5, 2013, respectively, to reflect the current benefit of federal and certain state net operating loss carrybacks as well as the recognition of unrecognized tax benefits.  The change in income taxes is attributable to an increase in the valuation allowance for deferred tax assets as discussed below, offset by increased pre-tax losses for the 13 and 39 weeks ending March 4, 2014 as compared to the same periods of the prior year.

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

Our valuation allowance totaled $50.6 million and $24.6 million as of March 4, 2014 and June 4, 2013, respectively.  Netted against our tax benefit from continuing operations for the 13- and 39-week periods ended March 4, 2014 were charges of $5.6 million and $27.5 million, respectively, representing the amount reserved for the increase in deferred tax assets during the periods which primarily related to general business credit carryforwards and state net operating loss carryforwards.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	March 4, 2014	March 5, 2013	March 4, 2014	March 5, 2013
Restaurant sales and operating revenue	$–	$2,421	$–	$11,575
Income/(loss) before income taxes	$77	$(4,405)	$2	$(23,172)
Benefit for income taxes	(9)	(1,885)	(95)	(9,313)
Income/(loss) from discontinued operations	$86	$(2,520)	$97	$(13,859)

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

In our Annual Report on Form 10-K for the year ended June 4, 2013, we identified our critical accounting policies related to impairment of long-lived assets, income tax valuation allowances and tax accruals, segment reporting, discontinued operations, share-based employee compensation, business combinations, lease obligations, revenue recognition for franchisees, and estimated liability for self-insurance.  During the first 39 weeks of fiscal 2014, there have been no changes in our critical accounting policies.

Liquidity and Capital Resources:

Cash and cash equivalents decreased by $8.4 million and $16.4 million during the first 39 weeks of fiscal 2014 and 2013, respectively.  The change in cash and cash equivalents is as follows (in thousands):

	Thirty-nine weeks ended
	March 4, 2014	March 5, 2013
Cash provided by operating activities	$29,154	$15,454
Cash (used)/provided by investing activities	(5,129)	17,006
Cash used by financing activities	(32,458)	(48,884)
Decrease in cash and cash equivalents	$(8,433)	$(16,424)

Operating Activities

Our cash provided by operations is generally derived from cash receipts generated by our restaurant customers and franchisees.  Substantially all of the $856.8 million and $930.7 million of restaurant sales and operating revenue disclosed in our Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income for the 39 weeks ended March 4, 2014 and March 5, 2013, respectively, was received in cash either at the point of sale or within two to four days (when our customers paid with debit or credit cards).  Our primary uses of cash for operating activities are food and beverage purchases, payroll and benefit costs, restaurant operating costs, general and administrative expenses, and marketing, a significant portion of which are incurred and paid in the same period.

Cash provided by operating activities for the first 39 weeks of fiscal 2014 increased $13.7 million (88.7%) from the corresponding period in the prior year to $29.2 million.  The increase is due primarily to increases in accounts payable, accrued, and other liabilities due to the timing of payments (approximately $24.6 million), reductions in amounts spent to acquire inventory (approximately $12.4 million) as we have suspended the advance purchasing of lobster in order to utilize the lobster that is currently on hand, decreases in amounts spent on media advertising (approximately $9.2 million), lower cash paid for income taxes ($2.4 million), and a decrease in cash paid for interest ($1.1 million) due primarily to lower interest payments on our Senior Notes due to repurchases since the same period of the prior year.  These were partially offset by lower EBITDA as a result of a 7.2% decrease in same-restaurant sales at Company-owned Ruby Tuesday concept restaurants.

Our working capital deficiency and current ratio as of March 4, 2014 were $21.2 million and 0.8:1, respectively.  As is common in the restaurant industry, we typically carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset), debt reduction (a long-term liability), or stock repurchases (thereby reducing equity), and receivable and inventory levels are generally not significant.

Investing Activities

We require capital principally for the maintenance and upkeep of our existing restaurants, limited new or converted restaurant construction, investments in technology, equipment, remodeling of existing restaurants, and on occasion for the acquisition of franchisees or other restaurant concepts.  Property and equipment expenditures purchased with proceeds from disposal of assets and sale-leaseback transactions for the 39 weeks ended March 4, 2014 and March 5, 2013 were $22.6 million and $27.7 million, respectively.

During the 39 weeks ended March 4, 2014, we completed sale-leaseback transactions of the land and buildings for three Company-owned Ruby Tuesday concept restaurants for gross cash proceeds of $5.9 million, exclusive of transaction costs of approximately $0.3 million.  Equipment was not included.  Net proceeds from the sale-leaseback transactions were used for general corporate purposes, including debt payments.  See Note G to the Condensed Consolidated Financial Statements for further discussion of these transactions.

Capital expenditures for the remainder of the fiscal year are projected to be approximately $7.0 million to $10.0 million.  We intend to fund our investing activities with cash currently on hand, cash provided by operations, or borrowings on the Senior Credit Facility.

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

Under the terms of our December 2013 four-year revolving credit agreement (the “Senior Credit Facility” discussed below) we are allowed, under certain circumstances, to repurchase up to $20.0 million of the Senior Notes in any fiscal year.  During the 39 weeks ended March 4, 2014, we repurchased $12.9 million of the Senior Notes for $13.0 million plus $0.2 million of accrued interest.  We realized losses of $0.5 million on these transactions.  The balance on the Senior Notes was $222.1 million at March 4, 2014 as a result of these repurchases.

On December 3, 2013, we entered into the Senior Credit Facility under which we may borrow up to $50.0 million with the option, subject to certain conditions, to increase the facility by up to $35.0 million.  The Senior Credit Facility, which was obtained to provide access to capital for general corporate purposes, replaced a previous five-year $200.0 million credit facility that was set to expire in December 2015.  The terms of the Senior Credit Facility provide for a $25.0 million sublimit for the issuance of standby letters of credit.  In connection with entering into the Senior Credit Facility, included within Interest expense, net and Loss/(gain) on extinguishment of debt in our Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income for the 39 weeks ended March 4, 2014 are charges of $0.7 million relating to the write-off of the pro rata portion of unamortized debt issuance costs associated with our previous credit facility.

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

As security for the Senior Credit Facility, we granted the lenders liens and security interests in substantially all of the shares of capital stock of the Company and each of our present and future subsidiaries, substantially all of the personal property of the Company and each of our present and future subsidiaries, and the real property, improvements, and fixtures of 49 Ruby Tuesday restaurants.  The net book value of the real property, improvements, and fixtures of the 49 restaurants pledged as collateral totaled $80.8 million as of March 4, 2014.

Under the terms of the Senior Credit Facility, we had no borrowings outstanding at March 4, 2014.  After consideration of letters of credit outstanding, we had $37.6 million available under the Senior Credit Facility as of March 4, 2014.

The Senior Credit Facility contains a number of customary affirmative and negative covenants that, among other things, limit or restrict our ability to incur liens, engage in mergers or other fundamental changes, make acquisitions, investments, loans and advances, pay dividends or other distributions, sell or otherwise dispose of certain assets, engage in certain transactions with affiliates, enter into burdensome agreements or certain hedging agreements, amend organizational documents, change accounting practices, incur additional indebtedness and prepay other indebtedness.  In addition, under the Senior Credit Facility, we are required to comply with financial covenants relating to the maintenance of a maximum leverage ratio and a minimum fixed charge coverage ratio.  The terms of the Senior Credit Facility require us to maintain a maximum leverage ratio of no more than 4.75 to 1.0 and a minimum fixed charge coverage ratio of 1.40 to 1.0 for the quarter ended March 4, 2014.  The terms of the Senior Credit Facility require us to maintain a maximum leverage ratio of no more than 5.00 to 1.0 and a minimum fixed charge coverage ratio of 1.30 to 1.0 for the quarter ending June 3, 2014.  The minimum required ratios fluctuate thereafter as provided in the Senior Credit Facility.

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

Our $47.2 million in mortgage loan obligations as of March 4, 2014 consists of various loans acquired upon franchise acquisitions.  These loans, which mature between January 2015 and November 2022, have balances which range from $0.1 million to $7.7 million and interest rates of 7.60% to 10.92%.  Many of the properties acquired from franchisees collateralize the loans outstanding.

During the 39 weeks ended March 4, 2014, we spent $0.6 million to repurchase 0.1 million shares of RTI common stock.  As of March 4, 2014, the total number of remaining shares authorized to be repurchased was 11.8 million.  We spent $30.1 million to repurchase 4.1 million shares of RTI common stock during the 39 weeks ended March 5, 2013.

During the remainder of fiscal 2014, we expect to fund operations, capital expansion, and any other investments from cash currently on hand, operating cash flows, or our Senior Credit Facility.

Covenant Compliance

Under the terms of the Senior Credit Facility, we are required to satisfy and maintain specified financial ratios and other financial condition tests and covenants.  The financial ratios include maximum funded debt and minimum fixed charge coverage covenants.  While as of March 4, 2014 we were in compliance with the financial ratios, tests and covenants contained in our Senior Credit Facility, our continued ability to meet those financial ratios, tests and covenants can be affected by events beyond our control, and we cannot assure you that we will meet those ratios, tests and covenants.

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

The following is a reconciliation of our total long-term debt and capital leases, which are GAAP-based, to Adjusted Total Debt as defined in our bank covenants (in thousands):

March 4, 2014
Current portion of long-term debt, including capital leases	$4,769
Long-term debt and capital leases, less current maturities	262,104
Total long-term debt and capital leases	266,873
Present value of operating leases*	221,534
Letters of credit*	12,402
Unrestricted cash in excess of $10.0 million	(33,943)
Unamortized discount of senior unsecured notes	2,670
Unamortized premium of mortgage loan obligations	(799)
Adjusted Total Debt	$468,737

* Non-GAAP measure.  See below for discussion regarding reconciliation to GAAP-based amounts.

The following is a reconciliation of net loss, which is a GAAP-based measure of our operating results, to Consolidated EBITDAR as defined in our bank covenants (in thousands):

	Twelve Months
	Ended
	March 4, 2014
Net loss	$(93,072)
Rent expense	57,119
Depreciation	56,270
Asset impairments	35,215
Interest expense	25,847
Goodwill impairments	9,022
Share-based compensation expense	7,109
Income taxes	4,963
Non-cash accruals	3,661
Amortization of intangibles	2,658
Restructuring costs	2,585
Pension curtailment expense	2,481
Restaurant closing costs	1,929
Losses on discontinued operations	830
Other	1,459
Consolidated EBITDAR	$118,076

Adjusted Total Debt to Consolidated EBITDAR – Actual	3.97	x
Maximum allowed per covenant (1)	4.75	x

(1) The Senior Credit Facility requires us to maintain a maximum Adjusted Total Debt to EBITDAR ratio of less than or equal to 5.00x for the quarter ending June 3, 2014.  For fiscal 2015 and thereafter, the maximum Adjusted Total Debt to EBITDAR ratio fluctuates as provided in Article VII of the Senior Credit Facility.

Minimum Fixed Charge Coverage
Our fixed charge coverage ratio compares Consolidated EBITDAR (as discussed above) to interest and cash-based rents.

The following shows our computation of our fixed charge coverage ratio (in thousands):

Twelve Months
Ended
March 4, 2014
Consolidated EBITDAR	$118,076

Interest*	$22,623
Cash rents*	51,596
Total	$74,219

* Non-GAAP measure.  See below for discussion regarding reconciliation to GAAP-based amounts.

Fixed Charge Covenant – Actual	1.59	x
Minimum allowed per covenant (2)	1.40	x

(2) The Senior Credit Facility requires us to maintain a minimum fixed charge coverage ratio of greater than or equal to 1.30x for the quarter ending June 3, 2014.  For fiscal 2015 and thereafter, the minimum fixed charge coverage ratio fluctuates as provided in Article VII of the Senior Credit Facility.

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

Our Minimum Fixed Charge Coverage ratio requires interest to be included in the denominator.  The amount we reflect for interest in the denominator of this calculation ($22.6 million on a rolling 12 month basis) differs from interest expense determined in accordance with GAAP ($25.8 million) because of three adjustments we make.  As shown below, we exclude brokerage fees, prepayment penalties, and the amortization of loan fees and fair market value adjustments.  While these items are reflected as interest expense in our Condensed Consolidated Statements of Operations, they do not require on-going cash payments for servicing and therefore are not impacted by future Consolidated EBITDAR.  The table below reconciles debt covenant interest for the preceding 12 months to GAAP interest for the same time period (amounts in thousands):

Interest	$22,623
Brokerage fees	2,161
Prepayment penalties	1,491
Amortization of loan fees and fair market
value adjustments	(428)
GAAP-based interest expense	$25,847

Our Minimum Fixed Charge Coverage ratio also allows for recurring cash rents to be included in the denominator.  Cash rents ($51.6 million on a rolling 12 month basis) differ from rents determined in accordance with GAAP ($57.1 million) by the following (amounts in thousands):

Cash rents	$51,596
Change in rent accruals	3,408
Rent settlement payments	2,115
GAAP-based rent expense	$57,119

Significant Contractual Obligations and Commercial Commitments

Long-term financial obligations were as follows as of March 4, 2014 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Notes payable and other long-term debt, including
current maturities (a)	$46,631	$4,892	$19,589	$11,489	$10,661
Senior unsecured notes (a)	222,113	–	–	–	222,113
Interest (b)	124,849	20,508	39,682	36,643	28,016
Operating leases (c)	363,473	46,217	81,960	68,843	166,453
Purchase obligations (d)	69,540	47,581	21,959	–	–
Pension obligations (e)	31,493	2,972	5,171	5,254	18,096
Total (f)	$858,099	$122,170	$168,361	$122,229	$445,339

(a)	See Note H to the Condensed Consolidated Financial Statements for more information.
(b)
Amounts represent contractual interest payments on our fixed-rate debt instruments.  Interest payments on our variable-rate notes payable with balances of $2.5 million as of March 4, 2014 have been excluded from the amounts shown above, primarily because the balances outstanding can fluctuate monthly.  Additionally, the amounts shown above include interest payments on the Senior Notes at the current interest rate of 7.625%.

(c)
This amount includes operating leases totaling $2.5 million for which sublease income from franchisees or others is expected.  Certain of these leases obligate us to pay maintenance costs, utilities, real estate taxes, and insurance, which are excluded from the amounts shown above.  See Note G to the Condensed Consolidated Financial Statements for more information.

(d)	The amounts for purchase obligations include cash commitments under contract for food items and supplies, advertising, utility contracts, and other miscellaneous commitments.
(e)	See Note J to the Condensed Consolidated Financial Statements for more information.
(f)	This amount excludes $6.9 million of unrecognized tax benefits due to the uncertainty regarding the timing of future cash outflows associated with such obligations.

Commercial Commitments as of March 4, 2014 (in thousands):

Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Letters of credit	$ 12,402	$ 12,402	$ –	$ –	$ –
Divestiture guarantees	6,430	803	1,990	1,643	1,994
Total	$ 18,832	$ 13,205	$ 1,990	$ 1,643	$ 1,994

At March 4, 2014, we had divestiture guarantees, which arose in fiscal 1996, when our shareholders approved the distribution of our family dining restaurant business (Morrison Fresh Cooking, Inc., “MFC”) and our health care food and nutrition services business (Morrison Health Care, Inc., “MHC”). Subsequent to that date Piccadilly Cafeterias, Inc. (“Piccadilly”) acquired MFC and Compass Group (“Compass”) acquired MHC. As agreed upon at the time of the distribution, we have been contingently liable for payments to MFC and MHC employees retiring under MFC’s and MHC’s versions of the Management Retirement Plan and the Executive Supplemental Pension Plan (the two non-qualified defined benefit plans) for the accrued benefits earned by those participants as of March 1996.

We estimated our divestiture guarantees at March 4, 2014 to be $5.9 million for employee benefit plans (all of which resides with MHC following Piccadilly’s bankruptcy in fiscal 2004).  We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

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

Known Events, Uncertainties and Trends:

Restaurant Closures

As discussed in Note I to the Condensed Consolidated Financial Statements, during the quarter ended March 4, 2014, we closed 24 Ruby Tuesday concept restaurants in connection with a plan approved by the Board of Directors of Ruby Tuesday, Inc. on January 7, 2014.  Of these closures, 11 of these restaurants closed upon expiration of their lease.  Included within Closures and impairments, net for the 39 weeks ended March 4, 2014 are impairment charges recognized during the second quarter of the current year of $4.4 million in connection with the early restaurant closures.  We plan to close approximately six to nine additional Ruby Tuesday concept restaurants during the fourth quarter of fiscal 2014 in connection with this plan as currently modified.  Accordingly, in conjunction with the closings, our fourth quarter Closures and Impairments Expense will include costs associated with lease terminations, future lease obligations, severance, and inventory obsolescence charges.  For the remainder of fiscal 2014, we anticipate incurring charges of approximately $2.5 to $3.5 million associated with lease termination and other closing costs.  The actual amount of any cash payments made by the Company for lease contract termination costs will be dependent upon ongoing negotiations with the landlords of the leased restaurant properties.

Financial Strategy and Stock Repurchase Plan

Our financial strategy is to utilize a prudent amount of debt, including operating leases, letters of credit, and any guarantees, to minimize the weighted average cost of capital while allowing financial flexibility.  This strategy has periodically allowed us to repurchase our common stock.  During the first three quarters of fiscal 2014, we repurchased 0.1 million shares of our common stock at an aggregate cost of $0.6 million.  As of March 4, 2014, the total number of remaining shares authorized to be repurchased was 11.8 million.  To the extent not funded with cash on hand or cash from operating activities, additional repurchases, if any, may be funded by available cash on hand or borrowings on the Senior Credit Facility.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Repurchases of Senior Notes

We are allowed under the terms of the Senior Credit Facility to prepay up to $20.0 million of indebtedness in any fiscal year to various holders of the Senior Notes.  As discussed in Note H to the Condensed Consolidated Financial Statements, we repurchased $12.9 million of the Senior Notes during the 39 weeks ended March 4, 2014 for $13.0 million plus $0.2 million of accrued interest.  We realized a $0.5 million loss on these transactions.  As of the date of this filing, we may repurchase an additional $7.1 million of the Senior Notes during the remainder of fiscal 2014.  Any future repurchases of the Senior Notes, if any, will be funded with available cash on hand.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices.  The interest rate charged on our Senior Credit Facility can vary based on the interest rate option we choose to utilize.  Our options for the rate are LIBOR or a Base Rate plus an applicable margin.  The Base Rate is defined as the highest of the issuing bank’s prime rate, the Federal Funds rate plus 0.50%, or the Adjusted LIBO rate (as defined in the Senior Credit Facility) plus 1.0%.  The applicable margin for the LIBOR rate-based option is a percentage ranging from 2.50% to 3.50% and for the Base Rate option is a percentage ranging from 1.50% to 2.50%.  As of March 4, 2014, the total amount of outstanding debt subject to interest rate fluctuations was $2.5 million.  A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of an insignificant amount per year, assuming a consistent capital structure.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 4, 2014.

Changes in Internal Controls

During the fiscal quarter ended March 4, 2014, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business, including claims relating to injury or wrongful death under “dram shop” laws, workers’ compensation and employment matters, claims relating to lease and contractual obligations, and claims from customers alleging illness or injury.  We provide reserves for such claims when payment is probable and estimable in accordance with U.S. generally accepted accounting principles.  At this time, in the opinion of management, the ultimate resolution of pending legal proceedings will not have a material adverse effect on our consolidated operations, financial position, or cash flows.  See Note N to the

Condensed Consolidated Financial Statements for further information about our legal proceedings as of March 4, 2014.

ITEM 1A.  RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended June 4, 2013 in Part I, Item 1A. Risk Factors.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information regarding purchases of our common stock made by us during our third fiscal quarter ending March 4, 2014:

	(a)	(b)	(c)	(d)
	Total number	Average	Total number of shares	Maximum number of shares
	of shares	price paid	purchased as part of publicly	that may yet be purchased
Period	purchased (1)	per share	announced plans or programs (1)	under the plans or programs (2)

Month #1
(December 4 to January 7)	4,546	$6.60	4,546	11,774,793
Month #2
(January 8 to February 4)	711	$6.60	711	11,774,082
Month #3
(February 5 to March 4)	711	$6.60	711	11,773,371
Total	5,968	$6.60	5,968

(1) No shares were repurchased other than through our publicly-announced repurchase programs and authorizations during the first three quarters of our fiscal year ending June 3, 2014.

(2) As of March 4, 2014, 11.8 million shares remained available for purchase under existing programs, which consists of 1.8 million shares remaining under a July 11, 2007 authorization by the Board of Directors to repurchase 6.5 million shares and a January 8, 2013 authorization by the Board of Directors, not yet begun, to repurchase 10.0 million shares.  The timing, price, quantity, and manner of the purchases to be made are at the discretion of management upon instruction from the Board of Directors, depending upon market conditions.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Amendment to the Ruby Tuesday, Inc, Stock Incentive Plan (“SIP”)

On April 9, 2014, the Ruby Tuesday, Inc. Board of Directors adopted a resolution amending the SIP to permit the committee administering the plan to delegate its authority to grant stock incentives to individuals that are not deemed to be a “reporting person” for purposes of Section 16 of the Securities Exchange Act of 1934.  Under the amendment, such authority can only be delegated to a member of the Board of Directors, an officer of the Company, and/or an officer of the administrative authority.  Moreover, such delegation must be subject to individual and aggregate value limits, and the individual to whom the authority is delegated must timely report all exercises of that authority to the committee. This delegation is intended to provide helpful, but limited, flexibility to make certain onboarding awards.  The amendment also provides for the delegation of certain  administrative authority regarding interpretation and treatment of stock incentive awards for non-Section 16 reporting persons.

Amendment and Restatement of the Ruby Tuesday, Inc. Stock Incentive and Deferred Compensation Plan for Directors (the “Directors’ Plan”)

On April 9, 2014, the Ruby Tuesday, Inc. Board of Directors adopted a resolution amending and restating the Directors’ Plan to terminate those portions of the plan providing for the award of share-based compensation to non-employee directors but preserving the deferred compensation component of the plan.  The amendment and restatement also changes the name of the Directors’ Plan to the Ruby Tuesday, Inc. Deferred Compensation Plan for Directors.  All remaining shares of common stock available for issuance under the Directors’ Plan, which were insignificant as of the date of the resolution, were released and will not be reserved for any future purpose.  As stated in Note L to the Condensed Consolidated Financial Statements, all future share-based compensation granted to non-employee directors will be awarded from shares of common stock available for issuance under the SIP.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

 Exhibit No.

10.1		Second Amendment to Revolving Credit Agreement and Waiver.

10.2		First Amendment to the Ruby Tuesday, Inc. Stock Incentive Plan.

10.3		Ruby Tuesday, Inc. Deferred Compensation Plan for Directors (Amended and Restated as of
April 8, 2014).

12.1		Statement regarding computation of Consolidated Ratio of Earnings to Fixed Charges.

31.1		Certification of James J. Buettgen, President and Chief Executive Officer.

31.2		Certification of Michael O. Moore, Executive Vice President, Chief Financial Officer.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

10	1.INS	XBRL Instance Document.

10	1.SCH	XBRL Schema Document.

10	1.CAL	XBRL Calculation Linkbase Document.

10	1.DEF	XBRL Definition Linkbase Document.

10	1.LAB	XBRL Labels Linkbase Document.

10	1.PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.
(Registrant)

Date: April 11, 2014	BY: /s/ MICHAEL O. MOORE —————————————— Michael O. Moore Executive Vice President – Chief Financial Officer and Assistant Secretary (Principal Financial Officer)

Date: April 11, 2014	BY: /s/ FRANKLIN E. SOUTHALL, JR. ————————————————— Franklin E. Southall, Jr. Vice President – Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)