Form 10-K
period 2014-06-03
RUBY TUESDAY INC
filed 2014-08-06
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

––––––––––––––––––––––
FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: June 3, 2014

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐                                                                                                                                 Accelerated filer☒

Non-accelerated filer☐ (Do not check if a smaller reporting company)            Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐No  ☒

The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of the last day of the second fiscal quarter ended December 3, 2013 was $419,464,764 based on the closing stock price of $6.83 on December 3, 2013.

The number of shares of common stock outstanding as of July 29, 2014, was 61,461,303.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2014 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III hereof.

Index

Special Note Regarding Forward-Looking Information
This Annual Report on Form 10-K contains various forward-looking statements, which represent our expectations or beliefs concerning future events, including one or more of the following:  future financial performance, future capital expenditures, the effect of strategic initiatives (including cost-cutting initiatives), the opening or closing of restaurants by us or our franchisees, sales of our real estate or purchases of new real estate, future borrowings and repayments of debt, availability of financing on terms attractive to the Company, compliance with financial covenants in our debt instruments, payment of dividends, stock and bond repurchases, restaurant acquisitions, and changes in senior management and in the Board of Directors.  We caution the reader that a number of important factors and uncertainties could, individually or in the aggregate, cause our actual results to differ materially from those included in the forward-looking statements (such statements include, but are not limited to, statements relating to cost savings that we estimate may result from any programs we implement, our estimates of future capital spending, our targets for annual growth in same-restaurant sales and average annual sales per restaurant, and the benefits of our television marketing), including, without limitation, the following:

•	general economic conditions;

•	changes in promotional, couponing and advertising strategies;

•	changes in our customers’ disposable income;

•	consumer spending trends and habits;

•	increased competition in the restaurant market;

•	laws and regulations affecting labor and employee benefit costs, including further potential increases in state and federally mandated minimum wages, and healthcare reform;

•	the impact of pending litigation;

•	customers’ acceptance of changes in menu items;

•	changes in the availability and cost of capital;

•	potential limitations imposed by debt covenants under our debt instruments;

•	weather conditions in the regions in which Company-owned and franchised restaurants are operated;

•	costs and availability of food and beverage inventory;

•	significant fluctuations in energy prices;

•	security breaches of our customers’ or employees’ confidential information or personal data or the failure of our information technology and computer systems;

•	our ability to attract and retain qualified managers, franchisees and team members;

•	impact of adoption of new accounting standards;

•	impact of food-borne illnesses resulting from an outbreak at either one of our restaurant concepts or other competing restaurant concepts; and

•	effects of actual or threatened future terrorist attacks in the United States.

Index

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

We began our traditional franchise program in 1997 with the opening of one domestic and two international franchised Ruby Tuesday restaurants.  We do not own any of the equity of entities that hold franchises under our franchise programs.  As of June 3, 2014, we had 27 Ruby Tuesday concept franchisees, comprised of 10 domestic and 17 international franchisees.  We have signed agreements for the development of new franchised Ruby Tuesday restaurants with five of these international franchisees.  These five international franchisees hold rights as of June 3, 2014 to develop Ruby Tuesday restaurants in 19 countries.

During fiscal 2011, we entered into a licensing agreement which allowed us to operate multiple Lime Fresh Mexican Grill® (“Lime Fresh”) restaurants, a fast casual Mexican concept.  We opened four Lime Fresh restaurants during fiscal 2012 under the terms of the licensing agreement.  On April 11, 2012, we completed the acquisition of Lime Fresh, including the assets of seven additional Lime Fresh concept restaurants, the royalty stream from five Lime Fresh concept franchised restaurants, and the Lime Fresh brand’s intellectual property.  As of June 3, 2014, we had five Lime Fresh concept franchisees, none of which had signed agreements for the development of new franchised Lime Fresh restaurants.

Also in fiscal 2011, we began converting certain underperforming Ruby Tuesday restaurants to other concepts.  To that end, we entered into a licensing agreement which allowed us to operate multiple Truffles® restaurants, an upscale café concept offering a diverse menu.  Other conversion concepts available to us were Marlin & Ray’s™, an internally-developed seafood concept, and Wok Hay®, our full service Asian concept.  We converted certain underperforming Ruby Tuesday restaurants to these concepts during fiscal 2011, 2012, and 2013, with Marlin & Ray’s being our primary conversion concept.  However, as discussed further in Note 3 to the Consolidated Financial Statements, in an effort to focus primarily on the successful sales turnaround of our core Ruby Tuesday concept and secondly, to improve the financial performance of our Lime Fresh concept, in fiscal 2013 we closed all 13 Marlin & Ray’s restaurants, the Company’s one Wok Hay restaurant, and our two Truffles restaurants.

Operations
We own, operate, and franchise the Ruby Tuesday casual dining restaurant chain and operate in the bar and grill segment of the casual dining industry.  Ruby Tuesday has strong brand recognition as one of the original bar and grill operators given our 42 year history.  As of June 3, 2014, we owned and operated 668, and franchised 79, Ruby Tuesday restaurants.  Of the 79 franchised Ruby Tuesday restaurants, 31 were operated by our domestic franchisees and 48 were operated by our international franchisees.  Ruby Tuesday restaurants can be found in 45 states, the District of Columbia, 12 foreign countries, and Guam.  Our Company-owned and operated restaurants are concentrated primarily in the Southeast, Northeast, Mid-Atlantic and Midwest of the United States, which we consider to be our core markets.  A listing of the states and countries in which our franchisees operate is set forth below in Item 2 entitled “Properties.”

We also own, operate, and franchise the Lime Fresh fast casual restaurant concept.  As of June 3, 2014, there were 20 Company-owned and operated Lime Fresh restaurants and six Lime Fresh restaurants operated by domestic franchisees.

Index

Our Core Ruby Tuesday Concept
Ruby Tuesday restaurants offer a wide variety of menu options, including handcrafted classic burgers made with fresh 100% USDA choice beef, fresh chicken options, our signature “fall-off-the-bone” baby-back ribs, as well as steaks, seafood, and appetizers.  Our iconic Garden Bar has been a significant differentiation point for our brand and an enduring favorite of our customers.  With up to 35 fresh, high quality salad ingredients, our Garden Bar exemplifies the key attributes of our brand of freshness and quality.  Our Classic Burger choices include beef, turkey, and chicken offerings.  Over the past year, we introduced new culinary platforms with the launch of our Pretzel Burgers and Crispy Flatbreads.  Entree selections typically range in price from $8.79 to $19.99.  Where appropriate, we also offer our RubyTueGo® curbside service and a delivered-meals catering program for businesses, organizations, and group events at both Company-owned and franchised restaurants.

In the mid-2000’s, under prior leadership, we began a shift in strategic direction to a more upscale, polished casual positioning, which resulted in what we believed to be fresher, higher quality food, remodeled restaurant interiors and exteriors, and better service teams.  While we maintain that these elements have resulted in an elevated and differentiated Ruby Tuesday brand compared to our bar and grill competitors, we believe the execution of this strategy strayed too far from our brand heritage and core customer base, leading to traffic declines over the last several years.  Over the last fiscal year we developed and have been implementing a brand transformation strategy which we believe will result in a more energetic, approachable, and casual brand position that we believe will appeal to a broader customer demographic and will be more appropriate for a wide variety of dining occasions.  Our brand transformation strategy is designed to stabilize and grow our customer counts, same-restaurant sales, and profitability, and is focused on four key pillars of menu, service, atmosphere, and communication.  While the brand transformation strategy is a multi-year process, we began to gain some traction on the following initiatives in fiscal 2014:

•
Menu Enhancements.   Our menu objective is to offer a broadly-appealing menu which includes new takes on traditional favorites as well as innovative new food platforms with bold flavor profiles. We made significant progress in fiscal 2014 in terms of menu enhancements.  Since the first wave of menu introductions in August 2013, we have reengineered our menu through bold innovation and simplification, and introduced a wide range of price points and compelling value throughout the menu.  These include our new culinary offerings of Pretzel Burgers and Crispy Flatbreads as well as improved items such as our Southern Style Chicken Tenders.  We have also shifted the emphasis of our drink menu away from an extensive wine selection and towards our selection of beers and premium cocktails.  We remain focused on reengineering our core menu through both innovation and simplification, and ensuring that we have a wide range of price points and compelling value throughout the menu.  We believe these efforts have the potential to drive core customer traffic growth from our current and lapsed customer base, as well as non-users of the brand.

•
Service and Atmosphere Enhancements.  Over the past year, we have made changes to our dining experience in certain areas including new music soundscapes and lighting improvements which are non-capital intensive in nature and should further enhance the customer dining experience.  Additionally, we remain focused on having strong restaurant-level teams at our restaurants through the continued focus on high performance standards, advanced training, and a rigorous selection process in order to focus on high quality food and service.

•
Communication Program Enhancements.  Our communication or marketing programs are a key component to our brand transformation strategy.  Our most recent television commercials better reflect the variety on our menu and project a more casual, energetic, and approachable brand personality and dining experience.  Additionally, as we look at opportunities to enhance our existing menu offerings, we will continue to focus on value which we believe our customers perceive as a combination of food quality, service, restaurant atmosphere, menu variety, and price.

Our Lime Fresh Concept
Lime Fresh is a fast casual fresh Mexican concept with restaurant operations in the Eastern United States, including a concentration in the vicinity of Miami, Florida.  The Lime Fresh concept menu features diverse menu offerings such as homemade tortilla chips, customizable nachos, salads, soups, fajitas, quesadillas, tacos, burritos, and salsa and guacamole.  This concept offers a unique experience by providing the speed of a fast casual restaurant, with the service and food quality of casual dining, in a fun and energetic atmosphere for customers.

Index

On September 13, 2010, we entered into a licensing agreement with LFMG International, LLC, which allowed us to operate multiple restaurants under the Lime Fresh concept.  As of April 10, 2012 we had opened four Lime Fresh restaurants under the terms of our licensing agreement.  On April 11, 2012, we completed the acquisition of Lime Fresh for $24.1 million, which included the assets of seven additional Lime Fresh concept restaurants, the royalty stream from five Lime Fresh concept franchised restaurants (one of which opened in July 2012), and the Lime Fresh brand’s intellectual property.  As of June 3, 2014, we owned and operated 20 Lime Fresh restaurants, and our franchisees operated six domestic Lime Fresh restaurants.

As discussed further in Note 13 to the Consolidated Financial Statements, we consider our Ruby Tuesday concept and Lime Fresh concept to be our reportable operating segments.

Franchising
As previously noted, as of June 3, 2014, we had franchise arrangements with 27 franchise groups which operate Ruby Tuesday restaurants in 14 states, Guam, and 12 foreign countries.  We also had franchise arrangements as of June 3, 2014 with five domestic franchise groups which operate six Lime Fresh restaurants in Florida.

As of June 3, 2014, there were 79 Ruby Tuesday franchise restaurants operated by our domestic and international franchisees.  Our franchisees opened seven Ruby Tuesday restaurants in fiscal 2014, two Ruby Tuesday restaurants in fiscal 2013, and six Ruby Tuesday restaurants in fiscal 2012.

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

Additionally, we offer support service agreements for domestic Ruby Tuesday concept franchisees.  Under the support services agreements, we have one level of support in which we provide specified services to assist the franchisees with various aspects of the business including, but not limited to, processing of payroll, basic bookkeeping and cash management.  Fees for these services are typically contracted to be about 1.5% of revenues, as defined in the franchise agreement.  There is also a required level of support services in which we charge a fee to cover certain information technology related support that we provide.  All domestic Ruby Tuesday concept franchisees also are required to pay a marketing and purchasing fee of 1.5% of monthly gross sales.  At times of economic downturn, we have occasionally chosen to temporarily lower these fees.  Under the terms of the franchise agreements, we also require all domestic Ruby Tuesday concept franchisees to contribute a percentage of monthly gross sales, 1.5% as of June 3, 2014, to a national advertising fund formed to cover their pro rata portion of the costs associated with our national advertising campaign.  Under these terms, we can charge up to 3.0% of monthly gross sales for this national advertising fund.

As of June 3, 2014, we also had six domestic Lime Fresh franchised restaurants in Florida.  The term of a Lime Fresh domestic franchise agreement is generally 10 years, with one 10-year renewal option.  For each Lime Fresh concept restaurant developed under a domestic development agreement, a franchisee is currently obligated to pay a development fee of $30,000 per restaurant (at the time of signing a development agreement), an initial license fee (which typically is $15,000 per restaurant to be developed for domestic franchisees), an initial marketing fee of at least $10,000, and a royalty fee equal to 5.25% of the restaurant’s monthly gross sales, as defined in the franchise agreement.  Under the terms of the franchise agreements, we also require domestic franchisees to contribute a percentage of monthly gross sales, 1.5% as of June 3, 2014, to a national advertising fund formed to cover their pro rata portion of the costs associated with our national advertising campaign.  Under these terms, we can charge up to 3.0% of monthly gross sales for this national advertising fund.

Index

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

Research and Development
We do not engage in any material research and development activities.  However, we do engage in ongoing studies to assist with food and menu development.  Additionally, we conduct extensive consumer research to determine our customers’ preferences, trends, and opinions, as well as to better understand other competitive brands.

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

We use purchase commitment contracts to stabilize the potentially volatile prices of certain food commodities.  Because of the relatively short storage life of inventories, limited storage facilities at the restaurants, our requirement for fresh products and the numerous sources of goods, a minimum amount of inventory is maintained at our restaurants.  In the event of a disruption of supply, all essential food, beverage and operational products can be obtained from secondary vendors and alternative suppliers.  We believe these alternative suppliers can provide, upon short notice, items of comparable quality.

From time to time, we purchase lobster inventory in advance of our needs and store it in third-party facilities prior to our distributor taking possession of the inventory.  Once the lobster is moved to our distributor’s facilities, we transfer ownership to the distributor.  We later reacquire the inventory from our distributor upon its subsequent delivery to our restaurants.

Index

Trade and Service Marks of the Company
We and our affiliates have registered certain trade and service marks with the United States Patent and Trademark Office, including the name “Ruby Tuesday.”  RTI holds a license to use all such trade and service marks from our affiliates, including the right to sub-license the related trade and service marks.  We believe that these and other related marks are of material importance to our business.  Registration of the Ruby Tuesday trademark expires in our 2025 fiscal year, unless renewed.  We expect to renew this registration at the appropriate time.

Seasonality
Our business is moderately seasonal.  Average restaurant sales of our mall-based restaurants, which represent approximately 18% of our total restaurants as of June 3, 2014, are slightly higher during the winter holiday season.  Freestanding restaurant sales are generally higher in the spring and summer months.

Competition
Our business is subject to intense competition with respect to prices, services, locations, employees, and the types and quality of food.  We are in competition with other food service operations, with locally-owned restaurants, and other national and regional restaurant chains that offer the same or similar types of services and products as we do.  In times of economic uncertainty, restaurants also compete with grocery retailers as customers may choose to limit spending and eat at home.  Some of our competitors may be more established in the markets where our restaurants are or may be located.  Changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns, and the types, numbers and locations of competing restaurants often affect the restaurant business.  There is active competition for personnel and for attractive commercial real estate sites suitable for restaurants.

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

Personnel
As of June 3, 2014, we employed approximately 7,300 full-time and 25,700 part-time employees, including approximately 270 support center management and staff personnel.  We believe that our employee relations are good and that working conditions and employee compensation are comparable with our major competitors.  Our employees are not covered by a collective bargaining agreement.

Available Information
We maintain a web site at www.rubytuesday.com.  Through the “Investors” section of our web site, we make available free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as it is reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.  We are not including the information contained on or available

Index

through our web site as a part of, or incorporating such information into, this Annual Report on Form 10-K.  In addition, copies of our corporate governance materials, including Audit Committee Charter, Executive Compensation Committee Charter, Governance Committee Charter, Code of Business Conduct and Ethics, Code of Ethical Conduct for Financial Professionals, Corporate Governance Guidelines, Whistleblower Policy, and Categorical Standards for Director Independence, are available on the web site, free of charge.  We will make available on our web site any waiver of or substantive amendment to our Code of Business Conduct and Ethics or our Code of Ethical Conduct for Financial Professionals within four business days following the date of such waiver or amendment.

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

Executive Officers
Our executive officers are appointed by and serve at the discretion of our Board of Directors. Information regarding our executive officers as of August 1, 2014*, is provided below.

Name	Age	Position

James J. Buettgen	54	Chairman of the Board, President, and Chief Executive Officer
Todd A. Burrowes	51	President Ruby Tuesday Concept and Chief Operations Officer
Jill M. Golder	52	Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary
Michael O. Moore	64	Executive Vice President
Scarlett A. May	48	Senior Vice President, Chief Legal Officer and Secretary

Mr. Buettgen joined the Company in December 2012 as President and Chief Executive Officer.  On October 27, 2013, Mr. Buettgen was appointed by our Board of Directors to serve as Chairman of the Board.  Prior to joining the Company, Mr. Buettgen served as Senior Vice President, Chief Marketing Officer of Darden Restaurants, Inc. (“Darden”) from June 2011 to November 2012 and as Senior Vice President, New Business Development of Darden from May 2007 to June 2011.  Additionally, Mr. Buettgen served as President of Darden’s former Smokey Bones Barbeque & Grill concept from November 2004 to May 2007.  Prior to his tenure at Darden, among other positions, Mr. Buettgen served as Senior Vice President of Marketing and Brand Development for Brinker International, Inc., Senior Vice President of Marketing and Sales for Disneyland Resorts, a division of the Walt Disney Company, Senior Vice President of Marketing for Hollywood Entertainment Group, and held various marketing positions with General Mills, Inc.

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

Ms. Golder joined the Company in April 2013 and was named Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary in June 2014.  Ms. Golder served as Senior Vice President, Finance, from April 2013 to June 2014.  Prior to joining the Company, Ms. Golder served as Chief Financial Officer for Cooper’s Hawk Winery & Restaurants from December 2012 to April 2013.  Prior to her tenure at Cooper’s Hawk Winery & Restaurants, Ms. Golder spent 23 years at Darden Restaurants, holding progressively responsible positions in finance.  During her last 10 years with Darden, Ms. Golder held the position of Senior Vice President, Finance.

Mr. Moore joined the Company in April 2012 as Executive Vice President and Chief Financial Officer.  Mr. Moore stepped down as Chief Financial Officer and will retire from the Company on August 4, 2014.  Prior to joining the Company, Mr. Moore was employed with Sun Capital Partners as Executive Vice President and Chief Financial Officer of Pamida Stores from February 2009 to March 2012 and as Interim Chief Financial Officer of Kellwood, Inc. from November 2008 to February 2009. Prior to his tenure with Sun Capital Partners, Mr. Moore served as Executive

Index

Vice President and Chief Financial Officer of Advanced Auto Parts from December 2005 to February 2008.  Additionally, prior to December 2005, among other positions, Mr. Moore served as Executive Vice President and Chief Financial Officer of The Cato Corporation and as Senior Vice President and Chief Financial Officer of Bloomingdales.

Ms. May joined the Company in July 2000 and was named Senior Vice President, Chief Legal Officer in June 2012.  From August 2004 to June 2012, Ms. May served as Vice President, General Counsel and Secretary and from February 2004 to August 2004 as Vice President and Assistant General Counsel – Relations and Response.

* Jeffrey C. Wood was an executive officer of the Company as of the end of fiscal 2014, but subsequently left the Company on July 24, 2014.  Mr. Wood joined the Company in May 2013 as Senior Vice President and Chief Development Officer.  Prior to joining the Company, Mr. Wood was Vice President and Chief Development Officer for the Qdoba Restaurant Corp. (“Qdoba”), a wholly-owned subsidiary of Jack in the Box Inc., from January 2013 to May 2013.  Before joining Qdoba, Mr. Wood was Senior Vice President and Chief Development Officer of Dave & Buster’s Holdings, Inc. from June 2006 to December 2012.  Additionally, prior to June 2006, among other positions, Mr. Wood was Vice President of Restaurant Leasing for Simon Property Group and held various positions at Brinker International, Inc., including Vice President of Development – Emerging Concepts and Vice President of Real Estate & Property Development.

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

We may be unsuccessful in our brand transformation efforts, which may negatively impact our financial results

Based on our research in addition to feedback from our customers, we have implemented a brand transformation strategy which we believe will position the Ruby Tuesday brand as more casual, lively, and affordable, as well as more appealing to a broader customer demographic and more suitable for a wider range of dining occasions.  Our brand transformation strategy is centered around enhancements in the four key areas of menu, service, atmosphere, and communication, and is designed to stabilize and grow our customer counts, same-restaurant sales, and profitability.  On the menu front, we remain focused on reengineering our core menu through both innovation and simplification, while also ensuring that we have a wide range of price points and a more compelling value throughout the menu.  Over the course of the past fiscal year, we launched our first major menu revision in support of our core menu transformation.  Over the next fiscal year, we will continue to introduce new and improved menu platforms which we believe fit within our approachable brand position.   We have also shifted the emphasis of our drink menu away from an extensive wine selection and more towards our selection of beers and premium cocktails.  Additionally, we remain focused on having strong restaurant-level teams with a disciplined approach to delivering consistently great food.  We have made changes and continue to introduce changes to our dining experience in certain areas including a new music soundscape and lighting improvements which are non-capital intensive in nature and should further enhance the customer dining experience.  Our marketing communication programs which support our new brand positioning, are a key component to our brand transformation strategy and we believe our most recent television commercials better reflect the variety on our menu and project a more casual, energetic, and approachable brand personality and dining experience.

While we believe that the execution of our brand transformation strategy from a menu, service, atmosphere, and marketing communications perspective will enable us to improve our customer counts, same-restaurant sales, and profits over time, we can make no assurances regarding whether or not we will be successful in these efforts.  To the extent that new menu items combined with our marketing initiatives do not drive acceptable increases in customer traffic and same-restaurant sales, this could require us to make additional investments into new product development and promotions which could potentially negatively affect our financial results.

Index

We may be unsuccessful in our marketing efforts, which may negatively impact our continued financial and operational success.

Our marketing strategy historically has primarily focused on print promotions, digital media, and local marketing programs, with a minimal amount spent on television.  We have, however, in recent quarters deployed a more balanced marketing program comprised of a mixture of network and national cable television advertising supported with direct mail and other print and electronic promotions.  We believe that having a more lively and approachable perception of our restaurants, communicated through television advertising in tandem with a more balanced approach on our promotional strategies will position us for improvements in same-restaurant sales in the future from repeat and new customers.

While we believe that we have a comprehensive marketing program in place to grow our same-restaurant sales, we can make no assurances regarding whether or not we will be successful in these efforts.  We are competing against industry peers who have a longer and more established track record of promoting their brands on television, in addition to larger overall marketing budgets, thus potentially putting us at a competitive disadvantage.  Additionally, given the current difficult economic environment we are operating in, if our industry peers with much larger overall marketing budgets should increase their spending levels of advertising or promotions in an attempt to drive incremental customer traffic, we could potentially be at a competitive disadvantage given the size and scale of our overall marketing budget.

We may not be successful at operating profitable restaurants.

The success of our core Ruby Tuesday concept and, to a lesser extent, the success of our Lime Fresh concept, is dependent upon operating profitable restaurants.  The profitability of our restaurants is dependent on several factors, including the following:

•	the ability to provide menu items with strong customer preference at attractive prices;
•	the ability to create and implement an effective marketing/advertising strategy;
•	the ability to adapt our brands in such a way that consumers see us as fresh and relevant;
•	the ability to timely and effectively meet customer demands and maintain our customer base;
•	the hiring, training, and retention of excellent restaurant managers and staff;
•	the ability to manage costs and prudently allocate capital resources;
•	the ability to achieve and/or maintain projected cost savings in a number of key areas, including procurement, occupancy, and maintenance costs; and
•	the ability to leverage sales following the opening of new restaurants.

We can provide no assurances that any restaurant we open will be profitable or obtain operating results similar to those of our existing restaurants.  In addition, the current performance of our restaurants may not be indicative of their long-term performance, as factors affecting their success may change.

We may be required to recognize additional impairment charges.

We assess our trademarks, other long-lived assets, and, prior to fiscal 2014, our goodwill, as and when required by generally accepted accounting principles in the United States to determine whether they are impaired.  Certain of our long-lived assets, including amounts included within the Property and equipment, net, and Other assets, net captions of our Consolidated Balance Sheets, were recorded at estimated fair value on the dates of acquisition.  Should future cash flows not support those estimated values, impairment charges will occur.

As discussed further in Note 9 to the Consolidated Financial Statements, we closed 33 Ruby Tuesday concept restaurants during the third and fourth quarters of fiscal 2014 in connection with a plan approved by our Board of Directors.  Of these closures, 11 of these restaurants closed upon expiration of their lease.  Accordingly, we recorded property impairment charges of $4.8 million in connection with the early restaurant closures.  In addition to the impairment charges in connection with the restaurant closures, during fiscal 2014 we recorded $13.5 million of impairments relating to 32 open restaurants with deteriorating operational performance.

Index

In addition to the restaurant impairments and, as also discussed in Note 9 to our Consolidated Financial Statements, following the underperformance of several of our Lime Fresh concept restaurants, two of which we closed during fiscal 2014 and another three of which we impaired, and upon consideration of our planned revised growth models for Lime Fresh, we performed impairment testing of the Lime Fresh trademark and determined that it was partially impaired.  We thus recorded a $0.9 million impairment charge during the third quarter of fiscal 2014 for the Lime Fresh trademark, which had previously been impaired by $5.0 million during the fourth quarter of fiscal 2013.  Additionally, during fiscal 2013 we tested the Lime Fresh concept goodwill for impairment and concluded that a non-cash charge of $9.0 million ($5.4 million, net of tax) should be taken to write-off the entire balance of goodwill recorded in conjunction with the concept’s April 2012 acquisition.

See Notes 3 and 9 to our Consolidated Financial Statements for further discussion of asset impairments, lease reserves, and other closing costs during fiscal 2014, 2013, and 2012, including costs associated with our discontinued Marlin & Ray’s, Wok Hay, and Truffles concepts.

At June 3, 2014, we had 64 restaurants that had been open more than one year with rolling 12-month negative cash flows of which 41 have been impaired to salvage value.  Of the 23 which remained, we reviewed the plans to improve cash flows at each of the restaurants and determined that no impairment was currently necessary.  The remaining net book value of these 23 restaurants, seven of which are located on owned properties, was $23.9 million at June 3, 2014.

If market conditions deteriorate at either the restaurant store level or system-wide, or if our operating results decline further, we may be required to record additional impairment charges, including further impairment charges for the remaining Lime Fresh intangible assets, which had a $4.9 million net book value as of June 3, 2014.

Litigation and unfavorable publicity could negatively affect our results of operations as well as our future business.

We are subject to litigation and other customer complaints concerning our food safety, service, and/or other operational factors.  Customers may file formal litigation complaints that we are required to defend, whether or not we believe them to be true.  Substantial, complex or extended litigation could have an adverse effect on our results of operations if we incur substantial defense costs and our management is distracted.  Employees may also, from time to time, bring lawsuits against us regarding injury, discrimination, wage and hour, and other employment issues.  Additionally, potential disputes with our franchisees could subject us to litigation alleging non-compliance with franchise, development, support service, or other agreements we have with our domestic and international franchisees.  Suppliers, landlords and distributors, particularly those with which we currently maintain purchase commitments/contracts, could also potentially allege non-compliance with their contracts should they consider our actions to be contrary to our commitments.  Additionally, we are subject to the risk of litigation by our shareholders as a result of factors including, but not limited to, matters of executive compensation or performance of our stock price.

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

In recent years there has been an increase in the use of social media platforms and similar devices which allow individuals access to a broad audience of consumers and other interested persons.  The availability of information on social media platforms is virtually immediate in its impact.  A variety of risks are associated with the use of social media, including the improper disclosure of proprietary information, negative comments about our Company, exposure of personally identifiable information, fraud, or outdated information.  The inappropriate use of social media platforms by our customers, employees, or other individuals could increase our costs, lead to litigation, or result in negative publicity that could damage our reputation.  If we are unable to quickly and effectively respond, we may suffer declines in customer traffic which could materially affect our financial condition and results of operations.

Index

Our debt agreements contain restrictions that limit our flexibility in operating our business.

The indenture governing our senior unsecured notes and the agreement governing our December 2013 four-year revolving credit agreement (the “Senior Credit Facility”) contain various covenants that limit our ability to engage in specified types of transactions.  These covenants limit our ability to, among other things:

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

Additionally, the agreement governing the Senior Credit Facility requires us to maintain certain financial ratios.  A breach of any of these covenants could result in a default under the indenture and the Senior Credit Facility.  We may also be unable to take advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our indebtedness.

Our level of indebtedness could adversely affect our financial condition.

As of June 3, 2014, we had $258.7 million of outstanding indebtedness, including $215.0 million of senior unsecured notes.  Our substantial indebtedness could have any or all of the following consequences:

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

In addition, the indenture governing our senior unsecured notes and the Senior Credit Facility contain financial and restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests.  If we were to violate any of our financial or other covenants in the future and we are not able to reach agreements with our creditors or, if agreements are reached but we do not comply with the revised covenants, our creditors could exercise their rights under the applicable debt instruments, including requiring immediate repayment of all borrowings, which could have a material adverse effect on us.  Moreover, if any agreements were reached with our creditors, they might require us to pay incremental fees and/or higher interest rates.

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

Index

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

Approximately 11% of our revenue for fiscal 2014 is attributable to the sale of alcoholic beverages.  We are required to comply with the alcohol-licensing requirements of the federal government, states and municipalities where our restaurants are located.  Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays.  Typically, the licenses are renewed annually and may be revoked or suspended for cause at any time.  Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of customers and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.  If we fail to comply with federal, state or local regulations, our licenses may be revoked and we may be forced to terminate the sale of alcoholic beverages at one or more of our restaurants.

As a publicly traded corporation, we are subject to various rules and regulations as mandated by the Securities and Exchange Commission and the New York Stock Exchange.  Failure to timely comply with these guidelines could result in penalties and/or adverse reactions by our shareholders.

We face continually increasing competition in the restaurant industry for customers, staff, locations, supplies, and new products.

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

Index

We may be unsuccessful in our strategies to grow revenue through new unit openings of our Lime Fresh fast casual brand since the concept has not proven its long-term viability or growth potential.

Given our focus on growing the Company in a low-capital intensive manner in the fast casual sector, in fiscal 2012 we acquired Lime Fresh which represented seven company-owned and four franchised restaurants.  During fiscal 2014 and 2013, we opened four and nine, respectively, and our franchisees opened two Lime Fresh restaurants in each fiscal year.

While we believe the Lime Fresh fast casual brand has significant potential given its low capital requirements and high potential cash-on-cash returns, there can be no assurance that we will be able to successfully and profitably grow this concept.  To date, the concept has lagged behind our internal targets as we have been unable to attain targeted pro forma sales or, in certain instances, gain economies on the cost side as a result of unsuccessful real estate site selection on several of our initial locations and other operational issues.  As discussed further within this Risk Factors section and in Note 9 to the Consolidated Financial Statements, we incurred impairment and lease charges in fiscal 2014 and 2013 relating to restaurant closures, as well as impairment charges for open restaurants, goodwill, and the Lime Fresh trademark, and there remains an enhanced level of risk and uncertainty related to the operation and expansion of this brand as it is less established than our anchor Ruby Tuesday brand.

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

We made substantial investments in the Lime Fresh brand during the past three fiscal years, and additional investments may be required in order for us to refine and expand the concept in fiscal 2015 and beyond.  We can provide no assurance that these investments will be successful or that additional new restaurant growth will be accepted in the targeted markets.  Once opened, we anticipate new restaurants will take four to six months, or longer, to reach planned operational profitability due to the associated start-up costs.  This concept is in the early stages of lifecycle development and will continue to be subject to the risks and uncertainties that accompany any emerging restaurant brand or format, in particular one being developed and deployed in the current economic environment.

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

Index

Labor is a primary component in the cost of operating our business.  Higher labor costs due to increased minimum wages and tipped-minimum wages, competition, unionization, state unemployment rates, employee benefits, elimination of federal tax credits, or other labor related costs could adversely impact our results of operations.  See the risk factor, “The cost of compliance with various governmental regulations may negatively affect our business,” for further discussion on the potential impact of labor-related costs.

We must purchase energy-related products such as electricity, oil and natural gas for use in each of our restaurants.  Our suppliers must purchase gasoline in order to transport food and supplies to us.  Our customers purchase energy to heat and cool their homes and fuel their automobiles.  When energy prices, such as those for gasoline, heating and cooling increase, we incur greater costs to operate our restaurants.  Likewise our customers have lower disposable income and thus may reduce the frequency in which they dine out and/or feel compelled to choose more inexpensive restaurants when eating outside the home.

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

Our business is dependent to a significant extent on national, regional and local economic conditions, particularly those that affect our customers that frequently patronize our restaurants.  In particular, where our customers’ disposable income available for discretionary spending is reduced (such as by job losses, credit constraints and higher housing, taxes, energy, interest or other costs) or where the perceived wealth of customers has decreased (because of circumstances such as lower residential real estate values, increased foreclosure rates, increased tax rates or other economic disruptions), our business could experience lower sales and customer traffic as potential customers choose lower-cost alternatives or other alternatives to dining out.  Any resulting decreases in customer traffic or average value per transaction could negatively impact our financial performance, as reduced revenues may result in downward pressure on margins.  These factors could reduce our Company-owned restaurants’ gross sales and profitability.  These factors could also reduce gross sales of franchised restaurants, resulting in lower royalty payments from franchisees, and reduce profitability of franchise restaurants, potentially impacting the ability of franchisees to make royalty payments as they become due.  Reduction in cash flows from either Company-owned or franchised restaurants could have a material adverse effect on our liquidity and capital resources.

Food safety and food-borne and pandemic illness concerns could adversely affect consumer confidence in our restaurants.

We face food safety issues that are common to the food industry.  We work to provide a clean, safe environment for both our customers and employees.  Otherwise, we risk endangering the health and safety of our customers and employees or losing customers and/or employees due to unfavorable publicity and/or a lack of confidence in our ability to provide a safe dining and/or work experience.

Food-borne illnesses, such as E. coli, hepatitis A, trichinosis, or salmonella, are also a concern for our industry.  We attempt to purchase food from reputable suppliers/distributors and have certain procedures in place to ensure safety and quality standards, but we can make no assurances regarding whether these supplies may contain contaminated goods.

In addition, we cannot ensure the continued health of each of our employees.  We provide health-related training for each of our staff and strive to keep ill employees away from other employees, customers, and food items.  However, we may not be able to detect when our employees are sick until the time that their symptoms occur, which may be too late if they have prepared/served food for our customers.  The occurrence of an outbreak of a food-borne illness, whether at one of our restaurants or one of our competitors, could result in temporary store closings or other negative publicity that could adversely affect our sales and profitability.

Index

Economic, demographic and other changes, seasonal fluctuations, natural disasters, and terrorism could adversely impact customer traffic and profitability in our restaurants.

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

Each of the above items could potentially negatively impact our customer traffic and/or our profitability.

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

Our current insurance may not provide adequate levels of coverage against claims.

We currently maintain insurance customary for businesses of our size and type.  However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure.  Such damages could have a material adverse effect on our business and results of operations.  In addition, we self-insure a significant portion of expected losses under our health, workers compensation, general liability, employment practices liability and property insurance programs.  Unanticipated changes in the actuarial assumptions and management estimates underlying our reserves for these losses could result in materially different amounts of expense under these programs, which could have a material adverse effect on our financial condition, results of operations and liquidity.

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

Index

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

Item 1B. Unresolved Staff Comments
None.

Index
Item 2. Properties

Information regarding the locations of our restaurants is shown in the list below.  Of the 688 Company-owned and operated restaurants as of June 3, 2014, we owned the land and buildings for 306 restaurants, owned the buildings and held non-cancelable long-term land leases for 258 restaurants, and held non-cancelable leases covering land and buildings for 124 restaurants.  Our Restaurant Support Services Center in Maryville, Tennessee, which was opened in fiscal 1998, is owned by the Company.  Our executives and certain other administrative personnel are located in the Restaurant Support Services Center.  Since fiscal 2001, we have expanded the Restaurant Support Services Center by opening second and third locations also in Maryville.

Additional information concerning our properties and leasing arrangements is included in Note 7 to the Consolidated Financial Statements appearing in Part II, Item 8 of this Annual Report on Form 10-K.

Under our franchise agreements, we have certain rights to gain control of a restaurant site in the event of default under the franchise agreements.

Ruby Tuesday Concept
The following table lists the locations of the Company-owned and franchised Ruby Tuesday restaurants as of June 3, 2014.

	Number of Ruby Tuesday Restaurants
State	Company	Franchise	Total

Domestic:
Alabama	36	–	36
Arizona	4	–	4
Arkansas	7	–	7
California	–	1	1
Colorado	9	–	9
Connecticut	16	–	16
Delaware	7	–	7
Florida	68	1	69
Georgia	46	–	46
Idaho	–	1	1
Illinois	3	11	14
Indiana	12	–	12
Iowa	1	2	3
Kansas	2	–	2
Kentucky	8	–	8
Louisiana	3	–	3
Maine	10	–	10
Maryland	29	–	29
Massachusetts	9	–	9
Michigan	23	1	24
Minnesota	12	–	12
Mississippi	8	–	8
Missouri	26	–	26
Nebraska	6	–	6
Nevada	1	–	1
New Hampshire	3	–	3
New Jersey	26	1	27
New Mexico	–	1	1
New York	30	–	30

Index

North Carolina	53	–	53
North Dakota	–	4	4
Ohio	29	–	29
Oklahoma	–	1	1
Oregon	3	–	3
Pennsylvania	41	–	41
Rhode Island	2	–	2
South Carolina	31	–	31
South Dakota	–	4	4
Tennessee	33	–	33
Texas	1	2	3
Utah	1	–	1
Virginia	59	–	59
Washington, DC	1	–	1
West Virginia	8	–	8
Wisconsin	1	1	2
Total Domestic	668	31	699

	Number of Ruby Tuesday Restaurants
Country	Company	Franchise	Total

International:
Canada	–	1	1
Chile	–	9	9
Egypt	–	4	4
Guam*	–	1	1
Hawaii*	–	6	6
Honduras	–	1	1
Hong Kong	–	8	8
Iceland	–	2	2
Kuwait	–	6	6
Panama	–	1	1
Romania	–	2	2
Saudi Arabia	–	2	2
Trinidad	–	3	3
United Kingdom	–	2	2
Total International	–	48	48
	668	79	747

* Guam and Hawaii are treated as international locations for internal purposes.

Index

Lime Fresh
The following table lists the locations of the Company-owned and domestic franchised Lime Fresh concept restaurants as of June 3, 2014.

	Number of Lime Fresh Restaurants
State	Company	Franchise	Total

Alabama	2	–	2
Florida	11	6	17
North Carolina	3	–	3
Ohio	2	–	2
Virginia	1	–	1
Washington, DC	1	–	1
Total	20	6	26

Item 3. Legal Proceedings

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business, including claims relating to injury or wrongful death under “dram shop” laws, workers’ compensation and employment matters, claims relating to lease and contractual obligations, and claims from customers alleging illness or injury.  We provide reserves for such claims when payment is probable and estimable in accordance with U.S. generally accepted accounting principles.  At this time, in the opinion of management, the ultimate resolution of pending legal proceedings will not have a material adverse effect on our consolidated operations, financial position or cash flows.  See Note 14 to the Consolidated Financial Statements appearing in Part II, Item 8 of this Annual Report on Form 10-K, for more information about our legal proceedings as of June 3, 2014.

Item 4. Mine Safety Disclosures

Not applicable.

Index
PART II
Item 5. Market for Registrant's Common Equity,
Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity and Related Stockholder Matters
Ruby Tuesday, Inc. common stock is publicly traded on the New York Stock Exchange under the ticker symbol RT.
The following table sets forth the reported high and low intraday prices of our common stock and cash dividends paid thereon for each quarter during fiscal 2014 and 2013.

Fiscal Year Ended June 3, 2014				Fiscal Year Ended June 4, 2013
			Per Share				Per Share
			Cash				Cash
Quarter	High	Low	Dividends	Quarter	High	Low	Dividends
First	$9.90	$7.03	--	First	$7.30	$4.98	--
Second	$7.96	$5.40	--	Second	$7.94	$6.71	--
Third	$7.68	$5.14	--	Third	$8.50	$7.08	--
Fourth	$8.22	$5.17	--	Fourth	$9.84	$7.08	--
As of July 29, 2014, there were approximately 2,772 holders of record of the Company’s common stock.

Our Board of Directors has approved a dividend policy as an additional means of returning capital to our shareholders.  The payment of a dividend in any particular future period and the actual amount thereof remains at the discretion of the Board of Directors and is restricted by the covenants of certain of our debt agreements.  Our last dividend was paid on August 7, 2007 and no assurance can be given that dividends will be paid in the future.

Issuer Purchases of Equity Securities
The following table includes information regarding purchases of our common stock made by us during the fourth fiscal quarter ending June 3, 2014:

	(a)	(b)	(c)	(d)
	Total number	Average	Total number of shares	Maximum number of shares
	of shares	price paid	purchased as part of publicly	that may yet be purchased
Period	purchased (1)	per share	announced plans or programs (1)	under the plans or programs (2)

Month #1
(March 5 to April 8)	–	$ –	–	11,773,371
Month #2
(April 9 to May 6)	–	–	–	11,773,371
Month #3
(May 7 to June 3)	–	–	–	11,773,371
Total	–	$ –	–

(1) No shares were repurchased other than through our publicly-announced repurchase programs and authorizations during our fiscal year ending June 3, 2014.

(2) As of June 3, 2014, 11.8 million shares remained available for purchase under existing programs, which consists of 1.8 million shares remaining under a July 11, 2007 authorization by the Board of Directors to repurchase 6.5 million shares and a January 8, 2013 authorization by the Board of Directors, not yet begun, to repurchase 10.0 million shares.  The timing, price, quantity, and manner of the purchases to be made are at the discretion of management upon instruction from the Board of Directors, depending upon market conditions.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Index

Stock Performance Graph

The following chart and table compare the cumulative total return of the Company’s common stock with the cumulative total return of the NYSE Composite Index and a peer group consisting of companies included in the same standard industrial classification (“SIC”) industry group as the Company’s business (SIC industry group 5812, Eating Places). The graph assumes the values of the investment in our common stock and each index was $100 at June 2, 2009 and that all dividends were reinvested.

	06/02/2009	06/01/2010	05/31/2011	06/05/2012	06/04/2013	06/03/2014
Ruby Tuesday, Inc.	$ 100.00	$ 144.44	$ 147.22	$ 94.44	$ 131.94	$ 106.81
NYSE Composite Index	$ 100.00	$ 110.77	$ 144.65	$ 128.86	$ 168.23	$ 199.39
Peer Group Index (SIC 5812 – Eating Places)	$ 100.00	$ 116.35	$ 154.55	$ 171.47	$ 197.19	$ 219.17

Index
Item 6. Selected Financial Data

Summary of Operations
(In thousands except per-share data)

	Fiscal Year
	2014	2013	2012	2011	2010
Revenue:
Restaurant sales and operating revenue	$1,162,423	$1,245,226	$1,306,025	$1,254,026	$1,185,914
Franchise revenue	6,323	6,261	5,738	7,147	6,753
Total revenue	$1,168,746	$1,251,487	$1,311,763	$1,261,173	$1,192,667

(Loss)/income from continuing operations
before income taxes (a)	$(69,575)	$(21,934)	$(8,626)	$57,118	$58,562
(Benefit)/provision for income taxes from
continuing operations	(4,665)	1,500	(12,152)	7,563	12,733
(Loss)/income from continuing operations	(64,910)	(23,434)	3,526	49,555	45,829

Income/(loss) from discontinued operations, net
of tax (b)	564	(15,979)	(3,714)	(2,677)	(485)
Net (loss)/income	$(64,346)	$(39,413)	$(188)	$46,878	$45,344

Basic (loss)/earnings per share:
(Loss)/income from continuing operations	$(1.08)	$(0.38)	$0.06	$0.77	$0.75
Income/(loss) from discontinued operations	0.01	(0.27)	(0.06)	(0.04)	(0.01)
Net (loss)/earnings per share	$(1.07)	$(0.65)	$(0.00)	$0.73	$0.74

Diluted (loss)/earnings per share:
(Loss)/income from continuing operations	$(1.08)	$(0.38)	$0.06	$0.76	$0.74
Income/(loss) from discontinued operations	0.01	(0.27)	(0.06)	(0.04)	(0.01)
Net (loss)/earnings per share	$(1.07)	$(0.65)	$(0.00)	$0.72	$0.73

Weighted average common and common
equivalent shares:
Basic	60,231	61,040	62,916	64,029	61,533
Diluted	60,231	61,040	63,508	64,948	61,870

Fiscal years 2014, 2013, 2011, and 2010 each include 52 weeks. Fiscal 2012 includes 53 weeks. The extra week in fiscal 2012 added
$22.9 million to revenue and $0.03 to diluted earnings per share.

Index

	Fiscal Year
	2014	2013	2012	2011	2010
Other Data
Cash dividends per share of common stock	$--	$--	$--	$--	$--
Number of Company-owned Ruby Tuesday
restaurants	668	706	714	750	656
Company same-restaurant sales change	(5.3)%	(1.0)%	(4.5)%	0.9%	(1.3)%

Balance Sheet Data (at year end):
Total assets	$956,427	$1,043,183	$1,173,537	$1,187,026	$1,064,029
Long-term debt and capital leases, less current
maturities	$253,875	$290,515	$314,209	$329,184	$276,490
Shareholders’ equity	$461,209	$516,835	$576,224	$591,713	$538,100

Statement of Operations Data:
Closures and impairments (a)	$32,831	$14,656	$16,751	$4,175	$3,776
Goodwill and trademark impairments (a)	$855	$14,058	$16,919	$–	$–
Interest expense, net	$24,945	$26,576	$23,312	$13,508	$17,074

Cash Flow Data:
Net cash provided/(used) by:
Operating activities	$45,375	$35,954	$112,251	$116,292	$140,264
Investing activities	$(6,203)	$22,113	$(33,755)	$(24,492)	$(9,439)
Financing activities	$(40,753)	$(53,344)	$(40,034)	$(91,647)	$(131,016)
Purchases of property and equipment	$28,339	$37,117	$37,966	$26,684	$17,672

(a) See Note 9 to the Consolidated Financial Statements for a description of closures and impairments expenses in fiscal 2014, 2013, and 2012 and discussion of the goodwill and trademark impairments in fiscal 2014, 2013, and 2012.
(b) See Note 3 to the Consolidated Financial Statements for a discussion of our discontinued operations.

Index
Item 7. Management's Discussion and Analysis
of Financial Condition and Results of Operations

Introduction

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”), owns and operates Ruby Tuesday® and Lime Fresh Mexican Grill® (“Lime Fresh”) casual dining restaurants.  We also franchise the Ruby Tuesday and Lime Fresh concepts in select domestic and international markets.  Our mission is to be the best in the bar-grill segment of casual dining by delivering to our customers a high-quality casual dining experience with compelling value.  While we are in the bar-grill sector because of our varied menu, it is our goal to operate at the higher-end of casual dining in terms of the quality of our food and service.  As of June 3, 2014, we owned and operated 668 Ruby Tuesday restaurants located in 38 states and the District of Columbia.  Our franchisees operated 31 domestic and 48 international Ruby Tuesday restaurants in 14 states, Guam, and 12 foreign countries.  The Company-owned and operated restaurants are concentrated primarily in the Southeast, Northeast, Mid-Atlantic, and Midwest regions of the United States.  We consider these regions to be our core markets.

As of June 3, 2014, there were 20 Company-owned and operated Lime Fresh restaurants, as well as six domestic Lime Fresh restaurants operated by franchisees.

References to franchise system revenue contained in this section are presented solely for the purposes of enhancing the investor's understanding of the franchise system, which includes our traditional domestic and international franchisees.  Franchise system revenue is not included in, and is not, revenue of Ruby Tuesday, Inc.  However, we believe that such information does provide the investor with a basis for a better understanding of our revenue from franchising activities, which includes royalties.  Franchise system revenue contained in this section is based upon or derived from information that we obtain from our franchisees in our capacity as franchisor.

Overview and Strategies

The bar and grill segment of the casual dining industry in which we operate is intensely competitive with respect to prices, services, convenience, locations, employees, advertising and promotion, and the types and quality of food.  We compete with other food service operations, including locally-owned restaurants, and other national and regional restaurant chains that offer similar types of services and products as we do.  We continue to believe there are opportunities to grow our business, strengthen our competitive position, enhance our profitability, and create value through the execution of the following strategies:

Enhance Sales and Margins Through Repositioning of Our Core Brand
We are in the process of executing a strategic brand transformation of the Ruby Tuesday concept which we believe will result in a more energetic, affordable, and broadly appealing brand.  We further believe the execution of this strategy provides opportunities for increased customer counts, same-restaurant sales growth, and increased shareholder value.  Our brand transformation is supported by four key pillars: core menu transformation, service and atmosphere enhancements, and communication.  Over the past year, we worked aggressively to transform our menu with the introduction of new menu platforms.  We introduced more compelling value throughout the menu with a wide-range of price points.  Enhancing our service and atmosphere are also critical components of our brand transformation strategy.  We took actions during the year to simplify operational processes which we believe resulted in better and more consistent service execution and introduced music soundscape upgrades, lighting improvements, and most recently new team uniforms.  We believe these changes have combined to deliver improved customer service and create a more energetic dining atmosphere for our customers.  The fourth pillar of our brand transformation strategy is our communication and marketing programs.  Historically our marketing strategy has primarily focused on print promotions, digital media and local marketing programs, with a minimal amount spent on television.  Over the past year, we have deployed what we believe to be a more balanced marketing program comprised of a mixture of network and national cable television advertising supported with direct mail and other print and electronic promotions.  Our television advertising is designed to reshape consumer perceptions of the Ruby Tuesday brand and to more effectively showcase the Ruby Tuesday brand personality in a fresh and energetic way.  The four key areas of menu, service, atmosphere, and communication will continue to be foundational drivers of our brand transformation and key to building a stronger business model.

Index

Focus on Low-Capital Intensive Potential Growth in the Fast Casual Sector
We have been focused on growing our Company in a low-capital intensive manner through Lime Fresh, our Mexican fast casual concept.  We initially opened Lime Fresh restaurants under a licensing agreement and, after over a year of experience that enabled us to better understand the concept’s positioning and potential in the high-quality fast casual segment, we acquired the business for $24.1 million in the fourth quarter of fiscal 2012 since we believed we could more effectively grow the concept if we owned it.  The fast casual segment of our industry is a growing segment where demand has historically exceeded supply, and we believe opening smaller, inline locations under the Lime Fresh brand provides a low-capital intensive potential growth option for us.  While the concept is still in its early stages, we believe it has the potential to generate attractive returns for us if we are able to realize our revenue and profitability targets.  Over the last year, we have made improvements to the business model which include menu improvements, including better flavor profiles and increased portion size of our proteins, as well as improvements in cost of merchandise, labor productivity, and site selection criteria.  We opened four Company-owned Lime Fresh restaurants during the year ended June 3, 2014.

Strengthen our Balance Sheet to Facilitate Growth and Value Creation
During the second quarter of fiscal 2014 we closed on a new four-year $50.0 million revolving credit agreement (the “Senior Credit Facility”) which replaced our previous $200.0 million revolving credit facility.  Our new Senior Credit Facility, which is secured by substantially all of the shares of capital stock of the Company’s subsidiaries, real property, improvements and fixtures of 49 Ruby Tuesday restaurants, and substantially all of the personal property of the Company and each of its present and future subsidiaries, provides us with more covenant flexibility than our previous revolving credit facility.  The Senior Credit Facility has a $35.0 million accordion feature which provides us with additional liquidity if needed.  The $50.0 million revolving Senior Credit Facility has remained undrawn.

Our balance sheet is supported by a high-quality portfolio of owned real estate, and during fiscal 2012 we commenced a sale-leaseback program on a portion of our properties for three primary reasons.  First, the program enabled us through a series of transactions to corroborate the estimated market value of our entire remaining real estate portfolio.  Second, the program enabled us to generate excess cash during fiscal 2013, when our free cash flow was at lower levels, in order to opportunistically pay off debt and repurchase our shares.  Third, we were able to complete the sale-leaseback transactions at low capitalization rates with a minimal tax burden.

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

Our same-restaurant sales for Company-owned Ruby Tuesday restaurants decreased 5.3% in fiscal 2014 compared to fiscal 2013, and our diluted loss per share was $1.07 in fiscal 2014 compared to diluted loss per share of $0.65 in fiscal 2013, $0.27 of which was attributable to discontinued operations.  Throughout this MD&A, we discuss our fiscal 2014 financial results in detail, provide insight for fiscal years 2013 and 2012, as well as discuss known events, uncertainties, and trends.  We believe our commentary provides insight as to the factors which impacted our performance.  We remind you, that, in order to best obtain an understanding of our financial performance during the last three fiscal years, this MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes appearing in Part II, Item 8 of this Annual Report on Form 10-K.

Index

Results of Operations

Ruby Tuesday Restaurants
The table below presents the number of Ruby Tuesday concept restaurants at each fiscal year end from fiscal 2010 through fiscal 2014:

Fiscal Year	Company-Owned	Domestic Franchise	International Franchise	Total
2014	668	31	48	747
2013	706	33	44	783
2012	714	36	43	793
2011	750	43	53	846
2010	656	165	58	879

Other Concept Restaurants
The table below presents the number of other concept restaurants at each fiscal year end from fiscal 2010 through fiscal 2014:

	Lime Fresh
Fiscal Year	Company-Owned	Franchise*	Total Lime Fresh	Discontinued Concepts**
2014	20	6	26	–
2013	18	6	24	–
2012	13	4	17	14
2011	–	–	–	4
2010	–	–	–	2
*Fiscal 2013 includes one international Lime Fresh franchise restaurant.
**Discontinued concepts include Marlin & Ray’s, Truffles, and Wok Hay.

During fiscal 2014:

•	Same-restaurant sales* at Company-owned Ruby Tuesday restaurants decreased 5.3%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants decreased 3.0%;
•
Incurred severance, payroll tax, share-based compensation, and other charges of $4.3 million in connection with the elimination of management and staff personnel at our Restaurant Support Services Center, including approximately 82 positions since November;

•	Four Company-owned Lime Fresh restaurants were opened and two were closed;
•	38 Company-owned Ruby Tuesday restaurants were closed, including two as a result of severe weather in Pensacola, Florida;
•	Two franchised Lime Fresh restaurants were opened and two were closed;
•	Seven franchised Ruby Tuesday restaurants were opened and five were closed;
•	We replaced our $200.0 million credit facility with the $50.0 million Senior Credit Facility;
•
We repurchased $20.0 million of our 7.625% senior notes due 2020 (the “Senior Notes”). The repurchases settled for $20.0 million plus $0.2 million of accrued interest. We realized losses of $0.7 million on these transactions;

•	We prepaid and retired 18 mortgage loan obligations for $14.9 million plus prepayment penalties of $1.1 million and accrued interest of $0.1 million;
•
Our President and Chief Executive Officer, James J. Buettgen, was appointed Chairman of the Board of Directors and Stephen Sadove was appointed Lead Director in connection with the resignation of Matthew Drapkin from the Board;

•	We appointed Mark Addicks and Donald Hess to the Board of Directors;
•
Our former Executive Vice President, Chief Operations Officer, Kimberly Grant, left the Company on June 7, 2013 and Todd Burrowes was appointed President – Ruby Tuesday Concept and Chief Operations Officer on June 11, 2013; and

•	Our former Senior Vice President, Chief People Officer, Robert LeBoeuf, left the Company on October 30, 2013.

Index

During fiscal 2013:

•	Our former CEO, Samuel E. Beall, III, stepped down on November 30, 2012 and James J. Buettgen was appointed our new CEO effective December 1, 2012;
•	Same-restaurant sales* at Company-owned Ruby Tuesday restaurants decreased 1.0%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants decreased 2.1%;
•	Eight Company-owned Ruby Tuesday restaurants were closed;
•	Two franchised Ruby Tuesday restaurants were opened and four were closed;
•
We closed 13 Company-owned Marlin & Ray’s restaurants, one Company-owned Wok Hay restaurant, and two Company-owned Truffles restaurants, resulting in year-to-date charges of $21.7 million for asset impairments, lease reserves, and other closing costs for the three discontinued concepts;

•	Nine Company-owned Lime Fresh restaurants were opened and four were closed;
•	Two franchised Lime Fresh restaurants were opened;
•	We repurchased 4.1 million shares of common stock at an aggregate cost of $30.3 million; and
•	We repurchased $15.0 million of our Senior Notes. The repurchases settled for $14.5 million plus $0.2 million of accrued interest. We realized a minimal loss on these transactions.

* We define same-restaurant sales as a year-over-year comparison of sales volumes for restaurants that, in the current year have been open at least 18 months, in order to remove the impact of new openings in comparing the operations of existing restaurants.

Restaurant Sales
Restaurant sales in fiscal 2014 decreased 6.6% from fiscal 2013 for Company-owned restaurants and increased 4.0% for domestic and international franchised restaurants as explained below.  The tables presented below reflect restaurant sales for the last five years, and other revenue information for the last three years.

Restaurant Sales (in millions):
	Ruby Tuesday Concept		Lime Fresh Concept
Fiscal Year	Company-Owned	Franchise (a)	Company-Owned	Franchise (a)
2014	$ 1,141.8	$ 162.2	$ 20.7	$ 14.5
2013	1,229.1	158.0	16.1	12.0
2012	1,302.7	172.6	3.3	1.6
2011	1,254.0	289.4	–	–
2010	1,185.9	368.9	–	–

(a)	Includes sales of all domestic and international franchised Ruby Tuesday and Lime Fresh restaurants.

Other Revenue Information:
	2014	2013	2012
Company restaurant sales (in thousands)
Ruby Tuesday concept	$1,141,771	$1,229,097	$1,302,719
Lime Fresh concept	20,652	16,129	3,306
Total restaurant sales	$1,162,423	$1,245,226	$1,306,025
Company restaurant sales growth-percentage	(6.6%)	(4.7%)	4.1%

Franchise revenue (in thousands)
Ruby Tuesday concept	$5,577	$5,633	$5,666
Lime Fresh concept	746	628	72
Total franchise revenue (a)	$6,323	$6,261	$5,738
Franchise revenue growth-percentage	1.0%	9.1%	(19.7)%

Index

Total revenue (in thousands)
Ruby Tuesday concept	$1,147,348	$1,234,730	$1,308,385
Lime Fresh concept	21,398	16,757	3,378
Total revenue	$1,168,746	$1,251,487	$1,311,763
Total revenue growth-percentage	(6.6%)	(4.6%)	4.0%

Ruby Tuesday concept same-restaurant sales growth
percentage	(5.3)%	(1.0)%	(4.5)%

Company average restaurant volumes (b)	$1.67 million	$1.73 million	$1.75 million
Company average restaurant volumes growth percentage	(3.8)%	(0.8)%	(3.8)%

(a)
Franchise revenue includes royalty, license, and development fees paid to us by our franchisees, exclusive of support service fees of $1.0 million, $0.9 million, and $1.1 million, in fiscal years 2014, 2013, and 2012, respectively, which are recorded as an offset to selling, general, and administrative expenses.

Our Company restaurant sales and operating revenue for the year ended June 3, 2014 decreased 6.6% to $1,168.7 million compared to the prior year.  This decrease is primarily a result of a 5.3% decrease in same-restaurant sales at Company-owned Ruby Tuesday restaurants, offset by an increase in Lime Fresh concept revenues of $4.6 million due in part to a net increase of two Lime Fresh restaurants since the prior year.  The decrease in Ruby Tuesday concept same-restaurant sales is attributable to lower customer counts coupled with a decrease in average net check during fiscal 2014 compared to the prior year.

Our Company restaurant sales and operating revenue for the year ended June 4, 2013 decreased 4.6% to $1,251.5 million compared to fiscal 2012.  This decrease is primarily a result of the impact of a 53rd week in fiscal 2012, which contributed $22.9 million in revenue, restaurant closures since the prior year, and a 1.0% decrease in same-restaurant sales at Company-owned Ruby Tuesday restaurants, offset by an increase in Lime Fresh concept revenues of $12.8 million due to our acquisition of seven Lime Fresh restaurants on April 11, 2012 and a net increase of seven additional Lime Fresh restaurants since then.

The decrease in same-restaurant sales is attributable to lower customer counts partially offset by an increase in average net check during fiscal 2013 compared to fiscal 2012.  The increase in average net check was primarily the result of reduced discounts and price increases since fiscal 2012.

Franchise development and license fees received are recognized when we have substantially performed all material services and the restaurant has opened for business.  Franchise royalties (generally 4.0% of monthly sales for franchised Ruby Tuesday concept restaurants and 5.25% of monthly sales for franchised Lime Fresh concept restaurants) are recognized as franchise revenue on the accrual basis.  Franchise revenue increased 1.0% to $6.3 million in fiscal 2014 and increased 9.1% to $6.3 million in fiscal 2013.  Franchise revenue is predominantly comprised of domestic and international royalties, which totaled $6.1 million in both 2014 and 2013.  The increase in franchise royalties in fiscal 2013 is due in part to higher domestic franchise royalties attributable to our Lime Fresh franchise restaurants and higher international franchise royalties due to increased sales at certain international restaurants compared to fiscal 2012.

Total franchise restaurant sales are shown in the table below.
	2014	2013	2012
Franchise restaurant sales (in thousands)
Ruby Tuesday concept	$162,233	$158,001	$172,591
Lime Fresh concept	14,493	12,003	1,599
Total franchise restaurant sales (a)	$176,726	$170,004	$174,190
Franchise restaurant sales growth-percentage	4.0%	(2.4)%	(39.8)%

(a)	Includes sales of all domestic and international franchised Ruby Tuesday and Lime Fresh restaurants.

The 39.8% decrease in franchise restaurant sales for fiscal 2012 is primarily due to the acquisition of 109 restaurants from franchisees during fiscal 2011.

Index

Segment Profit
Our President and Chief Executive Officer, who is our chief operating decision maker, with the assistance of our senior management, reviews discrete financial information for both the Ruby Tuesday and Lime Fresh restaurant concepts to assess performance and allocate resources.  We consider the Ruby Tuesday and Lime Fresh concepts to be our reportable segments as we do not believe they have similar economic and other characteristics to be aggregated into a single reportable segment.  Segment profit/(loss) by reportable segment for fiscal 2014, 2013, and 2012 are as follows (in thousands):

	2014	2013	2012
Segment profit/(loss):
Ruby Tuesday concept	$69,543	$111,367	$123,517
Lime Fresh concept	(6,070)	(10,204)	(1,954)
Total segment profit	$63,473	$101,163	$121,563

Segment profit for the year ended June 3, 2014 for the Ruby Tuesday concept decreased $41.8 million to $69.5 million compared to fiscal 2013 due primarily to the 5.3% decrease in same-restaurant sales at Company-owned Ruby Tuesday restaurants and a net reduction of 38 Company-owned restaurants since the prior year, higher closures and  impairments expense ($21.2 million) as we recorded impairments in connection with the closure of 33 Ruby Tuesday restaurants during the current year and also recorded impairments on 32 open Ruby Tuesday restaurants not planned for closure with deteriorating operational performance, and higher other restaurant operating costs ($2.0 million) primarily due to higher legal fees associated with the litigation discussed in Note 14 to the Consolidated Financial Statements.  These were partially offset by lower cost of merchandise ($21.8 million) and payroll and related costs ($16.8 million) compared to the prior year as a result of restaurant closures, declines in customer traffic, reductions in general and administrative expenses, net ($26.9 million) due to lower allocations of support center costs, and a decrease in advertising spending ($3.5 million), primarily due to reduced television advertising.

Segment losses for the year ended June 3, 2014 for the Lime Fresh concept decreased $4.1 million compared to fiscal 2013 to $6.1 million.  Excluding the impact of closures and impairments charges of $5.2 million and $8.1 million for fiscal 2014 and 2013, respectively, segment losses would have decreased $1.2 million due primarily to lower advertising fees of $0.8 million, due in part to the termination of a marketing agreement with an agency whose Chief Executive Officer previously sold the Lime Fresh restaurant concept to us.  The reduction in closures and impairments charges of $2.9 million is due to lower restaurant impairments charges of $4.0 million offset by increased charges for lease reserves ($1.0 million) due predominantly to four undeveloped sites for which a management decision was reached to forego restaurant development.

Segment profit for the Ruby Tuesday concept decreased $12.2 million from fiscal 2012 to $111.4 million in fiscal 2013 due to increases in advertising spending of $23.4 million, as we increased our television spending, offset by decreases in closures and impairment expenses of $10.6 million due to costs in fiscal 2012 associated with our decision to close 25-27 Ruby Tuesday restaurants.

Segment losses for the Lime Fresh concept increased $8.3 million from fiscal 2012 to $10.2 million in fiscal 2013 due to increased closure and impairment charges of $8.0 million, primarily associated with four underperforming Lime Fresh concept restaurants and the closure of four additional Lime Fresh restaurants during fiscal 2013.  Excluding the increased closure and impairment charges of $8.0 million, the segment losses for the Lime Fresh concept would have increased $0.3 million as compared to fiscal 2012 due to lower revenues on a per unit basis, which, given the fixed nature of certain costs, resulted in the loss of leverage.  Additionally, during fiscal 2013 we closed four of our internally-developed restaurants which were not meeting our revenue or profitability expectations, and whose operating performance was more dilutive to the fiscal 2013 segment profit than during fiscal 2012.

Index

The following is a reconciliation of segment profit to loss from continuing operations before taxes for fiscal 2014, 2013, and 2012 (in thousands):

	2014	2013	2012
Segment profit	$63,473	$101,163	$121,563
Less:
Depreciation and amortization	(54,828)	(62,398)	(66,458)
Unallocated selling, general and administrative expenses	(47,946)	(18,026)	(22,069)
Preopening expenses	(395)	(761)	(556)
Goodwill and trademark impairments	(855)	(14,058)	(16,919)
Interest expense, net	(24,945)	(26,576)	(23,312)
Other expense, net	(4,079)	(1,278)	(875)
Loss from continuing operations before income taxes	$(69,575)	$(21,934)	$(8,626)

Operating Profits
The following table sets forth selected restaurant operating data as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, for the periods indicated.  All information is derived from our Consolidated Financial Statements located in Part II, Item 8 of this Annual Report on Form 10-K.

	2014	2013	2012
Restaurant sales and operating revenue	99.5%	99.5%	99.6%
Franchise revenue	0.5	0.5	0.4
Total revenue	100.0	100.0	100.0
Operating costs and expenses:
Cost of merchandise (1)	27.7	27.4	28.8
Payroll and related costs (1)	34.8	33.7	33.7
Other restaurant operating costs (1)	22.4	20.8	20.1
Depreciation (1)	4.7	4.7	4.9
Selling, general, and administrative, net	11.7	11.1	9.2
Closures and impairments, net	2.8	1.2	1.3
Goodwill and trademark impairments	0.1	1.1	1.3
Interest expense, net	2.1	2.1	1.8
Loss/(gain) on extinguishment of debt	0.1	0.0	0.0
Total operating costs and expenses	106.0	101.8	100.7
Loss from continuing operations before income taxes	(6.0)	(1.8)	(0.7)
(Benefit)/provision for income taxes from continuing operations	(0.4)	0.1	(0.9)
(Loss)/income from continuing operations	(5.6)	(1.9)	0.3
Income/(loss) from discontinued operations, net of tax	0.0	(1.3)	(0.3)
Net loss	(5.5)%	(3.1)%	(0.0)%

(1)     As a percentage of restaurant sales and operating revenue.

Pre-tax (Loss)/Income from Continuing Operations
Pre-tax loss from continuing operations increased $47.6 million from fiscal 2013 to $69.6 million for the year ended June 3, 2014.  The higher pre-tax loss is due to a decrease in same-restaurant sales of 5.3% at Company-owned Ruby Tuesday restaurants, higher closures and impairments expense ($18.2 million), a partial impairment of the Lime Fresh trademark during the current year, increased losses on the extinguishment of debt ($1.5 million), and increases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of cost of merchandise, payroll and related costs, other restaurant operating costs, and selling, general, and administrative, net.  These higher costs were partially offset by lower interest expense ($1.8 million).

Pre-tax loss from continuing operations increased $13.3 million from fiscal 2012 to $21.9 million for the year ended June 4, 2013.  The increase in loss is primarily due to a decline in same-restaurant sales of 1.0% at Company-owned Ruby Tuesday restaurants, higher selling, general, and administrative, net ($18.4 million) and interest expense ($3.8 million), and increases, as a percentage of restaurant sales and operating revenue, of other restaurant operating costs.  These higher costs were partially offset by lower goodwill and trademark impairment charges ($2.9 million) and

Index

closures and impairments associated with continuing operations ($2.1 million), and decreases, as a percentage of restaurant sales and operating revenue, of cost of merchandise and depreciation.

In the paragraphs that follow, we discuss in more detail the components of the changes in pre-tax loss from continuing operations for years ended June 3, 2014 and June 4, 2013 as compared to the comparable prior year.  Because a significant portion of the costs recorded in the cost of merchandise, payroll and related costs, other restaurant operating costs, and depreciation categories are either variable or highly correlate with the number of restaurants we operate, we evaluate our trends by comparing the costs as a percentage of restaurant sales and operating revenue, as well as the absolute dollar change, to the comparable prior year.

Cost of Merchandise
Cost of merchandise decreased $20.0 million (5.9%) from the prior year to $321.5 million for the year ended June 3, 2014.  As a percentage of restaurant sales and operating revenue, cost of merchandise increased from 27.4% to 27.7%.

The absolute dollar decrease for the year ended June 3, 2014 was the result of lower sales volumes, restaurant closures, and cost savings on certain products as a result of renegotiated contracts with certain vendors since fiscal 2013.  These were partially offset by price increases on beef, poultry, and certain other products since the prior year.

As a percentage of restaurant sales and operating revenue, the increase in cost of merchandise for the year ended June 3, 2014 is primarily the result of a shift in menu mix with the introduction of new menu items during the first half of fiscal 2014 and price increases in the cost of certain products.

Cost of merchandise decreased $34.1 million (9.1%) from fiscal 2012 to $341.5 million for the year ended June 4, 2013.  As a percentage of restaurant sales and operating revenue, cost of merchandise decreased from 28.8% to 27.4%.

For the year ended June 4, 2013, the absolute dollar decrease in cost of merchandise was the result of cost savings negotiated with our primary food distributor coupled with renegotiated contracts and product specification changes on several items with certain vendors since fiscal 2012.  Restaurant closures further contributed to the reduction in cost of merchandise.  Partially offsetting these decreases were cost increases on beef, poultry, and certain other products since fiscal 2012.

As a percentage of restaurant sales and operating revenue, the decrease in cost of merchandise for the year ended June 4, 2013 is due primarily to cost savings negotiated with our primary food distributor and various other vendors and a reduction in coupons since fiscal 2012.

Payroll and Related Costs
Payroll and related costs decreased $15.3 million (3.6%) from the prior year to $404.4 million for the year ended June 3, 2014.  As a percentage of restaurant sales and operating revenue, payroll and related costs increased from 33.7% to 34.8%.

The absolute dollar decrease in payroll and related costs for the year ended June 3, 2014 was due to lower hourly restaurant labor in connection with lower sales volumes and restaurant closures since the prior year.  Other factors contributing to the declines included lower restaurant management labor due to a reduction in the average number of managers per restaurant in the current year as compared to the prior year and lower bonus expense as fewer restaurants achieved the performance goals.  These reductions were partially offset by minimum wage increases in certain states and merit increases since the prior year and higher health insurance during the current year due to unfavorable claims experience.

As a percentage of restaurant sales and operating revenue, the increase in payroll and related costs for the year ended June 3, 2014 is primarily the result of loss of leveraging associated with lower sales volumes.

Payroll and related costs decreased $21.1 million (4.8%) from fiscal 2012 to $419.7 million for the year ended June 4, 2013.  As a percentage of restaurant sales and operating revenue, payroll and related costs remained consistent with fiscal 2012 at 33.7%.

Index

For the year ended June 4, 2013, the absolute dollar decrease in payroll and related costs was due to restaurant closures, decreases in hourly labor as a result of lower training costs and new staffing guidelines for certain positions in our restaurants, and favorable workers’ compensation claims experience.  These were partially offset by minimum wage increases in certain states, higher field bonus, and higher management labor due to merit increases since fiscal 2012.

Other Restaurant Operating Costs
Other restaurant operating costs increased $1.4 million (0.6%) from the prior year to $260.4 million for the year ended June 3, 2014.  As a percentage of restaurant sales and operating revenue, other restaurant operating costs increased from 20.8% to 22.4%.

For the year ended June 3, 2014, the increase in other restaurant operating costs related to the following (in thousands):

Legal	$2,485
Rent and leasing	1,289
Repairs	677
Other increases, net	344
Utilities	(2,069)
Amortization of intangibles	(759)
Insurance	(534)
Net increase	$1,433

In both absolute dollars and as a percentage of restaurant sales and operating revenue for the year ended June 3, 2014, the increase in other operating costs was primarily a result of higher legal costs related to pending litigation, primarily the matters discussed in Note 14 to the Consolidated Financial Statements, rent and leasing as a result of sale-leaseback transactions, and repairs due to building maintenance.  These increased costs were partially offset by restaurant closures since the prior year, reduced utilities as a result of reduced rates with new contracts, a decrease in amortization of intangibles due in part to two partial impairments of the Lime Fresh trademark, the first of which was recorded during the fourth quarter of the prior fiscal year, and lower insurance due to favorable general liability claims experience in the current year.

Other restaurant operating costs decreased $3.6 million (1.4%) from fiscal 2012 to $259.0 million for the year ended June 4, 2013.  As a percentage of restaurant sales and operating revenue, other restaurant operating costs increased from 20.1% to 20.8%.

For the year ended June 4, 2013, the decrease in other restaurant operating costs related to the following (in thousands):

Utilities	$(4,764)
Supplies	(3,496)
Other decreases	(2,927)
Repairs	4,011
Rent and leasing	3,618
Net reductions	$(3,558)

For the year ended June 4, 2013, the absolute dollar decrease was primarily a result of lower utilities based on reduced rates and lower supplies expense due to negotiated contract savings with certain vendors.  These decreases were partially offset by higher repairs expense as we transitioned to a new maintenance agreement with a third-party provider during fiscal 2013 and higher rent and leasing charges as a result of sale-leaseback transactions.

Depreciation
Depreciation expense decreased $4.3 million (7.3%) to $54.8 million for the year ended June 3, 2014, compared to the prior year.  As a percentage of restaurant sales and operating revenue, depreciation expense was consistent with the prior year at 4.7%.

Index

In terms of absolute dollars, the decrease for the year ended June 3, 2014 is due primarily to assets that became fully depreciated since the prior year coupled with sale-leaseback transactions and restaurant closures.

Depreciation expense decreased $5.0 million (7.8%) to $59.1 million for the year ended June 4, 2013, compared to fiscal 2012.  As a percentage of restaurant sales and operating revenue, depreciation expense decreased from 4.9% to 4.7%.

In terms of both absolute dollars and as a percentage of restaurant sales and operating revenue, the decrease for the year ended June 4, 2013 is primarily due to assets that became fully depreciated since fiscal 2012 coupled with sale-leaseback transactions and restaurant closures.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses, net decreased $1.6 million (1.2%) from fiscal 2013 to $137.2 million for the year ended June 3, 2014.

The decrease for the year ended June 3, 2014 is due to lower advertising costs ($4.3 million) primarily as a result of decreased television advertising and reduced direct mail and other promotional activity as compared to fiscal 2013, which was partially offset by higher cable television advertising in order to promote our newer menu items.  The lower advertising costs were partially offset by higher general and administrative costs ($2.6 million) which was due in part to severance, payroll tax, share-based compensation, and other charges in connection with the elimination of management and staff personnel at our Restaurant Support Services Center, including approximately 82 positions since November.

Selling, general, and administrative expenses, net increased $18.4 million (15.3%) from fiscal 2012 to $138.8 million for the year ended June 4, 2013.

The increase for the year ended June 4, 2013 is due to higher advertising costs ($24.2 million), primarily as a result of increased television advertising.  At the start of fiscal 2013, we deployed a television marketing program which covered the entire system of restaurants for a portion of each quarter with the remaining portion of the quarter supplemented by high-end direct mail and other promotions.  The higher advertising costs were partially offset by lower general and administrative costs ($5.8 million) due primarily to reduced consulting fees from fiscal 2012.

Closures and Impairments, Net
Closures and impairments increased $18.2 million to $32.8 million for the year ended June 3, 2014, as compared to the prior year.  The increase is primarily due to higher property impairment charges ($13.0 million), closed restaurant lease reserve expense ($4.5 million), and other closing costs ($1.0 million), which were partially offset by higher gains on the sale of surplus properties ($0.3 million).

The higher property impairment charges were due in part to the closing of 33 Ruby Tuesday concept restaurants in connection with a plan approved by our Board of Directors on January 7, 2014.  Of these closures, 11 of these restaurants closed upon expiration of their lease.  As a result of the plan, included within Closures and impairments, net for fiscal 2014 are impairment charges of $4.8 million in connection with the early restaurant closures.  Additionally, during fiscal 2014 we recorded impairments of $13.5 million relating to 32 open restaurants, with deteriorating operational performance.

Closures and impairments decreased $2.1 million to $14.7 million for the year ended June 4, 2013, as compared to fiscal 2012.  The decrease was due to lower restaurant impairment charges and lease reserve expense from continuing operations ($0.9 million and $0.7 million, respectively) and reductions in other closing expense ($0.5 million).

See Note 9 to our Consolidated Financial Statements for further information on our closures and impairment charges recorded during fiscal 2014, 2013, and 2012.

Goodwill and Trademark Impairments
Using entity specific projections for undiscounted cash flows that incorporated only those Lime Fresh assets existing as of the measurement date, we concluded during the third quarter of fiscal 2014 that the Lime Fresh trademark was partially impaired.  Accordingly, we recorded a non-cash charge of $0.9 million representing a partial impairment of

Index

the Lime Fresh trademark.  A similarly-measured impairment charge of $5.0 million had previously been recorded on the Lime Fresh trademark during the fourth quarter of fiscal 2013.  Following these impairments, the net book value of the Lime Fresh trademark remaining as of June 3, 2014 is $3.6 million.

We separately concluded during the fourth quarter of fiscal 2013 that the goodwill associated with our Lime Fresh concept was fully impaired.  Accordingly, we recorded a fourth quarter fiscal 2013 non-cash charge of $9.0 million ($5.4 million, net of tax) representing the full value of our Lime Fresh concept goodwill.

We concluded during fiscal 2012 that the goodwill associated with our Ruby Tuesday concept was fully impaired.  As a result, we recorded an impairment charge during fiscal 2012 of $16.9 million ($12.0 million, net of tax).

See Note 9 to our Consolidated Financial Statements for further information on our goodwill and trademark impairment charges recorded during fiscal 2014, 2013, and 2012.

Interest Expense, Net
Interest expense, net decreased $1.6 million to $24.9 million for the year ended June 3, 2014, primarily due to lower interest expense on our Senior Notes due to repurchases and the early payoff of certain mortgage loans since fiscal 2013.

Interest expense, net increased $3.3 million to $26.6 million for the year ended June 4, 2013, primarily due to interest expense on our Senior Notes which was partially offset by lower expense on our other debt due to pay downs since fiscal 2012.

Loss on Extinguishment of Debt
Loss on extinguishment of debt was $1.4 million for the year ended June 3, 2014.  During the current year, we repurchased $20.0 million of the Senior Notes for $20.0 million plus $0.2 million of accrued interest.  We realized losses of $0.7 million on these transactions.  Additionally, we incurred a $0.7 million charge in the second quarter of fiscal 2014 relating to the write-off of the pro rata portion of unamortized debt issuance costs associated with the previous credit facility.

During the year ended, June 4, 2013, we repurchased $15.0 million of our Senior Notes.  The repurchases settled for $14.5 million plus $0.2 million of accrued interest.  We realized a minimal loss on these transactions.

(Benefit)/Provision for Income Taxes from Continuing Operations
Under Accounting Standards Codification 740 (“ASC 740”), companies are generally required to apply their estimated annual tax rate on a year-to-date basis in each interim period.  However, ASC 740 also provides that companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable.  In this situation, the interim tax rate should be based on the actual year-to-date results.  Due to changes in our projections, which have fluctuated as we work through our brand repositioning, a reliable projection of our annual effective rate has been difficult to determine.  As such, we recorded a tax benefit for fiscal 2014 based on the actual year-to-date results, in accordance with ASC 740.

We recorded a tax benefit from continuing operations of $4.7 million for the year ended June 3, 2014, compared to tax expense from continuing operations of $1.5 million for the year ended June 4, 2013, to reflect the current benefit of federal and certain state net operating loss carrybacks as well as the recognition of unrecognized tax benefits.  The change in income taxes is attributable to increased pre-tax losses for fiscal 2014 as compared to fiscal 2013 offset by an increase in the valuation allowance for deferred tax assets as discussed below.

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

Prior to the fourth quarter of fiscal 2013, we concluded that objective and subjective positive evidence outweighed negative evidence, and it was more likely than not we would realize all of our federal and most of our state deferred

Index

tax assets, except for loss carryforwards in certain states that have had cumulative losses due to our state tax planning strategies and/or relatively short carryforward periods and annual limits of loss carryforward available for use to offset future taxable income.   During the fourth quarter of the prior year, as is discussed more thoroughly in Note 11 to the Consolidated Financial Statements, we recorded a valuation allowance following the conclusion that the negative evidence outweighed the positive evidence.

Our valuation allowance for deferred tax assets totaled $54.6 million and $24.6 million as of June 3, 2014 and June 4, 2013, respectively.  Included within our income tax (benefit)/provision from continuing operations is the expense from the additional valuation allowance of $31.2 million, $20.9 million, and $0.9 million for fiscal 2014, 2013, and 2012, respectively, representing the amount reserved for the increase in net deferred tax assets during the periods (primarily related to general business credit carryforwards and state net operating loss carryforwards).  Additionally, a valuation allowance (benefit)/expense of $(0.3) million and $1.3 million was included within the income tax benefit from discontinued operations in fiscal 2014 and 2013, respectively.

For fiscal 2013, we recorded income tax expense from continuing operations of $1.5 million, compared with an income tax benefit from continuing operations of $12.1 million in fiscal 2012.  Included in the income tax expense from continuing operations for fiscal 2013 are employment tax credits, primarily the FICA tip credit and the Work Opportunity Tax Credit (“WOTC”), of $9.7 million.  Also included in the fiscal 2013 tax expense from continuing operations is a charge of $20.9 million to establish an income tax valuation allowance on certain of our deferred tax assets, including the deferred tax asset established for the fiscal 2013 tax credits.

Under ASC 740, “Income Taxes,” we are required to assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified.  As a result of losses from discontinued operations, as well as goodwill and trademark impairment charges, among other charges, we currently reflect a three-year cumulative pre-tax loss.  A cumulative pre-tax loss is given more weight than projections of future income, and a recent historical cumulative loss is considered a significant factor that is difficult to overcome.  Before consideration of the valuation allowance expense, we had an income tax benefit of $35.9 million and $19.4 million, including the tax credits, in fiscal 2014 and 2013, respectively.

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

	June 3, 2014	June 4, 2013	June 5, 2012

Restaurant sales and operating revenue	$–	$11,884	$14,015
Income/(loss) before income taxes	$458	$(24,498)	$(6,312)
Benefit for income taxes	(106)	(8,519)	(2,598)
Income/(loss) from discontinued operations	$564	$(15,979)	$(3,714)

Index

Liquidity and Capital Resources

Sources and Uses of Cash
Our primary source of liquidity is cash provided by operations.  The following table presents a summary of our cash flows from operating, investing, and financing activities for the last three fiscal years (in thousands).

	2014	2013	2012
Net cash provided by operating activities	$45,375	$35,954	$112,251
Net cash (used)/provided by investing activities	(6,203)	22,113	(33,755)
Net cash used by financing activities	(40,753)	(53,344)	(40,034)
Net (decrease)/increase in cash and cash equivalents	$(1,581)	$4,723	$38,462

Operating Activities
Our cash provided by operations is generally derived from cash receipts generated by our restaurant customers and franchisees.  Substantially all of the $1,162.4 million, $1,245.2 million, and $1,306.0 million of restaurant sales and operating revenue disclosed in our Consolidated Statements of Operations and Comprehensive Loss for fiscal 2014, 2013, and 2012, respectively, was received in cash either at the point of sale or within two to four days (when our customers paid with debit or credit cards).  Our primary uses of cash for operating activities are food and beverage purchases, payroll and benefit costs, restaurant operating costs, general and administrative expenses, and marketing, a significant portion of which are incurred and paid in the same period.

Cash provided by operating activities for fiscal 2014 increased $9.4 million (26.2%) from the prior year to $45.4 million.  The increase is due primarily to increases in accounts payable, accrued, and other liabilities due to the timing of payments (approximately $22.2 million), reductions in amounts spent to acquire inventory (approximately $11.5 million) as we have suspended the advance purchasing of lobster in order to utilize the lobster that is currently on hand, decreases in amounts spent on media advertising (approximately $3.3 million), lower cash paid for income taxes ($3.1 million), and a decrease in cash paid for interest ($2.1 million) which resulted from lower interest payments on our Senior Notes due to note repurchases since the prior year.  These were partially offset by lower EBIT as a result of a 5.3% decrease in same-restaurant sales at Company-owned Ruby Tuesday concept restaurants.

Cash provided by operating activities for fiscal 2013 decreased $76.3 million (68.0%) from fiscal 2012 to $36.0 million.  The decrease is due primarily to lower EBITDA as a result of a 1.0% decrease in same-restaurant sales at Company-owned Ruby Tuesday restaurants and increases in amounts spent on media advertising (approximately $23.6 million), coupled with increases in amounts spent to acquire inventory relating primarily to purchases of lobster and crab to ensure adequate supply (approximately $7.4 million), higher cash paid for taxes ($0.8 million), and higher cash paid for interest ($3.3 million) due primarily to interest on the Senior Notes.

Our working capital deficiency and current ratio as of June 3, 2014 were $14.0 million and 0.9:1, respectively.  As is common in the restaurant industry, we typically carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset), debt reduction (a long-term liability), or stock repurchases (thereby reducing equity), and receivable and inventory levels are generally not significant.

Investing Activities
We require capital principally for the maintenance and upkeep of our existing restaurants, limited new restaurant construction, investments in technology, equipment, remodeling of existing restaurants, and on occasion for the acquisition of franchisees or other restaurant concepts.  Property and equipment expenditures purchased primarily with internally-generated cash flows and/or proceeds from sale-leaseback transactions for fiscal 2014, 2013, and 2012 were $28.3 million, $37.1 million, and $38.0 million, respectively.  In addition, proceeds from the disposal of assets produced $15.5 million, $7.0 million, and $6.0 million of cash in fiscal 2014, 2013, and 2012, respectively, following actions taken to more aggressively market surplus properties in order to pay down debt.

During the years ended June 3, 2014, June 4, 2013, and June 5, 2012, we completed sale-leaseback transactions of the land and building for three, 24, and 10 Company-owned Ruby Tuesday concept restaurants, respectively, for gross cash proceeds of $5.9 million, $54.4 million, and $22.2 million, respectively, exclusive of transaction costs of

Index

approximately $0.3 million, $2.6 million, and $1.1 million, respectively.  Equipment was not included.  The net proceeds from the sale-leaseback transactions were used for general corporate purposes, including capital expenditures, debt payments, and the repurchase of shares of our common stock.  See Note 7 to the Consolidated Financial Statements for further discussion of these transactions.

As discussed further in Note 4 to the Consolidated Financial Statements, during the fourth quarter of fiscal 2012, we completed the acquisition of Lime Fresh, including the assets of seven Lime Fresh concept restaurants, the royalty stream from five Lime Fresh concept franchised restaurants (one of which was not yet open), and the Lime Fresh brand’s intellectual property for $24.1 million.

Capital expenditures for fiscal 2015 are estimated to be in the range of between $28.0 million to $32.0 million.  We intend to fund our investing activities with cash currently on hand, cash provided by operations, or borrowings on the Senior Credit Facility.

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

Index

Under the terms of our Senior Credit Facility we are allowed, under certain circumstances, to repurchase up to $20.0 million of the Senior Notes in any fiscal year.  During the year ended June 3, 2014, we repurchased $20.0 million of the Senior Notes for $20.0 million plus $0.2 million of accrued interest.  We realized losses of $0.7 million on these transactions.  The balance on the Senior Notes was $215.0 million at June 3, 2014 as a result of these repurchases.

On December 3, 2013, we entered into the Senior Credit Facility under which we may borrow up to $50.0 million with the option, subject to certain conditions, to increase the facility by up to $35.0 million.  The Senior Credit Facility, which was obtained to provide access to capital for general corporate purposes, replaced a previous five-year $200.0 million credit facility that was set to expire in December 2015.  The terms of the Senior Credit Facility provide for a $25.0 million sublimit for the issuance of standby letters of credit.  In connection with entering into the Senior Credit Facility, included within Interest expense, net and Loss on extinguishment of debt in our Consolidated Statements of Operations and Comprehensive Loss for the year ended June 3, 2014 are charges of $0.2 million and $0.7 million, respectively, relating to the write-off of the pro rata portion of unamortized debt issuance costs associated with our previous credit facility.

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

As security for the Senior Credit Facility, we granted the lenders liens and security interests in substantially all of the shares of capital stock of the Company and each of our present and future subsidiaries, substantially all of the personal property of the Company and each of our present and future subsidiaries, and the real property, improvements, and fixtures of 49 Ruby Tuesday restaurants.  The real property, improvements, and fixtures of the 49 restaurants pledged as collateral appraised at $101.4 million at the time of the transaction and have a June 3, 2014 net book value of $81.3 million.

Under the Senior Credit Facility, we had no borrowings outstanding at June 3, 2014.  After consideration of letters of credit outstanding, we had $37.6 million available under the Senior Credit Facility as of June 3, 2014.

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

The Senior Credit Facility terminates no later than December 3, 2017.  Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Senior Credit Facility and any ancillary loan documents.

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

Index

Our $46.0 million in mortgage loan obligations as of June 3, 2014 consists of various loans acquired upon franchise acquisitions.  These loans, which mature between January 2015 and November 2022, have balances which range from $0.1 million to $7.7 million and interest rates of 7.60% to 10.92%.  Many of the properties acquired from franchisees collateralize the loans outstanding.

During fiscal 2014, 2013, and 2012, we repurchased 0.1 million, 4.1 million, and 2.0 million shares of RTI common stock, respectively, at an aggregate cost of $0.6 million, $30.3 million, and $18.4 million, respectively.  As of June 3, 2014, the total number of shares authorized to be repurchased was 11.8 million.  Additionally, there were no dividends paid during fiscal 2014, 2013, or 2012.

Covenant Compliance

Under the terms of the Senior Credit Facility, we are required to satisfy and maintain specified financial ratios and other financial condition tests and covenants.  The financial ratios include maximum funded debt and minimum fixed charge coverage covenants.  While as of June 3, 2014 we were in compliance with the financial ratios, tests and covenants contained in our Senior Credit Facility, our continued ability to meet those financial ratios, tests and covenants can be affected by events beyond our control, and we cannot assure you that we will meet those ratios, tests and covenants.

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

The following is a reconciliation of our total long-term debt and capital leases, which are GAAP-based, to Adjusted Total Debt as defined in our bank covenants (in thousands):

June 3, 2014
Current portion of long-term debt	$4,816
Long-term debt and capital leases, less current maturities	253,875
Total long-term debt and capital leases	258,691
Present value of operating leases*	215,630
Letters of credit*	12,402
Unrestricted cash in excess of $10.0 million	(41,143)
Unamortized discount of senior unsecured notes	2,503
Unamortized premium of mortgage loan obligations	(741)
Adjusted Total Debt	$447,342

* Non-GAAP measure.  See below for discussion regarding reconciliation to GAAP-based amounts.

Index

The following is a reconciliation of net loss, which is a GAAP-based measure of our operating results, to Consolidated EBITDAR as defined in our bank covenants (in thousands):

	Twelve Months
	Ended
	June 3, 2014
Net loss	$(64,346)
Rent expense	57,085
Depreciation	54,828
Asset impairments	25,368
Interest expense	25,018
Share-based compensation expense	7,579
Income taxes	(4,771)
Non-cash accruals	2,344
Amortization of intangibles	2,519
Restructuring costs	2,585
Restaurant closing costs	2,008
Losses from discontinued operations	375
Other	1,576
Consolidated EBITDAR	$112,168

Adjusted Total Debt to Consolidated EBITDAR – Actual	3.99	x
Maximum allowed per covenant (1)	5.00	x

(1) For fiscal 2015, the Senior Credit Facility requires us to maintain quarterly maximum Adjusted Total Debt to EBITDAR ratios of less than or equal to 5.00x (for our first fiscal quarter), 4.85x (for our second and third fiscal quarters), and 4.75x (for our fourth fiscal quarter).  For fiscal 2016 and thereafter, the maximum Adjusted Total Debt to EBITDAR ratio fluctuates as provided in Article VII of the Senior Credit Facility.

Minimum Fixed Charge Coverage
Our fixed charge coverage ratio compares Consolidated EBITDAR (as discussed above) to interest and cash-based rents.

The following shows our computation of our fixed charge coverage ratio (in thousands):

Twelve Months
Ended
June 3, 2014
Consolidated EBITDAR	$112,168

Interest*	$22,189
Cash rents*	52,045
Total	$74,234

* Non-GAAP measure.  See below for discussion regarding reconciliation to GAAP-based amounts.

Fixed Charge Covenant – Actual	1.51x
Minimum allowed per covenant (2)	1.30x

(2) For fiscal 2015, the Senior Credit Facility requires us to maintain quarterly minimum fixed charge coverage ratios of greater than or equal to 1.30x (for our first fiscal quarter), 1.35x (for our second and third fiscal quarters), and 1.40x (for our fourth fiscal quarter).  For fiscal 2016 and thereafter, the minimum fixed charge coverage ratio fluctuates as provided in Article VII of the Senior Credit Facility.

Index

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

Our Minimum Fixed Charge Coverage ratio requires interest to be included in the denominator.  The amount we reflect for interest in the denominator of this calculation ($22.2 million on a rolling 12 month basis) differs from interest expense determined in accordance with GAAP ($25.0 million) because of three adjustments we make.  As shown below, we exclude brokerage fees, prepayment penalties, and the amortization of loan fees and fair market value adjustments.  While these items are reflected as interest expense in our Consolidated Statements of Operations, they do not require on-going cash payments for servicing and therefore are not impacted by future Consolidated EBITDAR.  The table below reconciles debt covenant interest for the preceding 12 months to GAAP interest for the same time period (amounts in thousands):

Interest	$22,189
Brokerage fees	2,079
Prepayment penalties	1,101
Amortization of loan fees and fair market
value adjustments	(351)
GAAP-based interest expense	$25,018

Our Minimum Fixed Charge Coverage ratio also allows for recurring cash rents to be included in the denominator.  Cash rents ($52.0 million on a rolling 12 month basis) differ from rents determined in accordance with GAAP ($58.0 million) by the following (amounts in thousands):

Cash rents	$52,045
Change in rent accruals	3,325
Rent settlement payments	2,609
GAAP-based rent expense	$57,979

Significant Contractual Obligations and Commercial Commitments
Long-term financial obligations were as follows as of June 3, 2014 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Notes payable and other
long-term debt, including
current maturities (a)	$ 45,452	$ 4,936	$ 19,586	$ 11,432	$ 9,498
Senior unsecured notes (a)	215,000	–	–	–	215,000
Interest (b)	112,197	19,865	38,212	35,336	18,784
Operating leases (c)	371,230	48,625	84,901	71,280	166,424
Purchase obligations (d)	60,563	42,085	18,478	–	–
Pension obligations (e)	34,171	4,184	4,946	4,790	20,251
Total (f)	$ 838,613	$ 119,695	$ 166,123	$ 122,838	$ 429,957

(a)	See Note 8 to the Consolidated Financial Statements for more information on our debt.
(b)
Amounts represent contractual interest payments on our fixed-rate debt instruments.  Interest payments on our variable-rate notes payable with balances of $2.4 million, as of June 3, 2014 have been excluded from the amounts shown above, primarily because the balances outstanding can fluctuate monthly.  Additionally, the amounts shown above include interest payments on the Senior Notes at the current interest rate of 7.625%.

(c)
This amount includes operating leases totaling $2.4 million for which sublease income from franchisees or others is expected.  Certain of these leases obligate us to pay maintenance costs, utilities, real estate taxes, and insurance, which are excluded from the amounts shown above.  See Note 7 to the Consolidated Financial Statements for more information.

Index

(d)	The amounts for purchase obligations include cash commitments under contract for food items and supplies, advertising, utility contracts, and other miscellaneous commitments.
(e)	See Note 10 to the Consolidated Financial Statements for more information.
(f)	This amount excludes $7.0 million of unrecognized tax benefits due to the uncertainty regarding the timing of future cash outflows associated with such obligations.

Commercial commitments were as follows as of June 3, 2014 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Letters of credit	$ 12,402	$ 12,402	$ –	$ –	$ –
Divestiture guarantees	6,207	778	2,001	1,733	1,695
Lease guarantee	1,168	168	353	353	294
Total	$ 19,777	$ 13,348	$ 2,354	$ 2,086	$ 1,989

At June 3, 2014, we had divestiture guarantees, which arose in fiscal 1996, when our shareholders approved the distribution of our family dining restaurant business (Morrison Fresh Cooking, Inc., “MFC”) and our health care food and nutrition services business (Morrison Health Care, Inc., “MHC”). Subsequent to that date Piccadilly Cafeterias, Inc. (“Piccadilly”) acquired MFC and Compass Group (“Compass”) acquired MHC. As agreed upon at the time of the distribution, we have been contingently liable for payments to MFC and MHC employees retiring under MFC’s and MHC’s versions of the Management Retirement Plan and the Executive Supplemental Pension Plan (the two non-qualified defined benefit plans) for the accrued benefits earned by those participants as of March 1996.

We estimated our divestiture guarantees at June 3, 2014 to be $5.7 million for employee benefit plans (all of which resides with MHC following Piccadilly’s bankruptcy in fiscal 2004).  We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

As of June 3, 2014, we are the guarantor of a third-party lease associated with a closed Ruby Tuesday concept restaurant in Pennsylvania.  Lease guarantee amounts in the table above represent lease payments for which we are contingently liable.  While we believe that the likelihood of being required to make these lease payments is remote, we recorded a guarantee liability of $0.1 million in our Consolidated Balance Sheet at June 3, 2014.

Off-Balance Sheet Arrangements
See Note 7 to the Consolidated Financial Statements for information regarding our operating leases.

Recently Issued Accounting Pronouncements

Accounting Pronouncements Adopted During Fiscal 2014
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”.  ASU 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  In addition, ASU 2014-08 requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.  The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted.  We adopted the provisions of ASU 2014-08 on a prospective basis during the fourth quarter of fiscal 2014.  The adoption of this ASU did not have a material impact on our Consolidated Financial Statements.

Accounting Pronouncements Not Yet Adopted
In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”.  The guidance requires an entity to present its unrecognized tax benefits net of its deferred tax assets when settlement in this manner is available under the tax law, which would be based on facts and circumstances as of the balance sheet

Index

reporting date and would not consider future events.  Gross presentation in the notes to the financial statements will still be required.  ASU 2013-11 will apply on a prospective basis to all unrecognized tax benefits that exist at the effective date, with the option to apply it retrospectively.  The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 (our fiscal 2015 first quarter).  We do not believe the adoption of this standard will have a significant impact on our Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”.  The ASU is a jointly converged standard between the FASB and the International Accounting Standards Board, and will replace almost all existing revenue recognition guidance, including industry specific guidance, upon its effective date.  The standard’s core principle is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods and services.  ASU 2014-09 also enhances disclosures about revenue, provides guidance for transactions that were not addressed comprehensively in previous guidance, and improves guidance for multiple-element arrangements.  The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 (our fiscal 2018 first quarter).  We are currently evaluating the impact of this guidance on our Consolidated Financial Statements.

Critical Accounting Policies
Our MD&A is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make subjective or complex judgments that may affect the reported financial condition and results of operations. We base our estimates on historical experience and other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  We periodically evaluate the information used to make these estimates as our business and the economic environment changes.

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

At June 3, 2014, we had 64 restaurants that had been open more than one year with rolling 12-month negative cash flows of which 41 have been impaired to salvage value.  Of the 23 which remained, we reviewed the plans to improve cash flows at each of the restaurants and determined that no impairment was currently necessary.  The remaining net book value of these 23 restaurants, seven of which are located on owned properties, was $23.9 million at June 3, 2014.

Should sales at these restaurants not improve within a reasonable period of time, further impairment charges are possible.  Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs, salvage value, and sublease income.  Accordingly, actual results could vary significantly from our estimates.

Index

We perform tests for impairment of intangible assets annually, or more frequently if events or circumstances indicate it might be impaired.  Impairment tests for goodwill include comparing the fair value of the respective reporting unit with its carrying value, including goodwill.  We use a variety of methodologies in conducting these impairment assessments, including cash flow analyses that are consistent with the assumptions we believe hypothetical marketplace participants would use, estimates of sales proceeds and other measures, such as fair market price of our common stock, as evidenced by closing trading price.  Where applicable, we use an appropriate discount rate that is commensurate with the risk inherent in the projected cash flows.  If market conditions deteriorate, or if operating results decline unexpectedly, we may be required to record impairment charges.

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

As also discussed in Note 9 to the Consolidated Financial Statements, we tested the Lime Fresh trademark for impairment during the fourth quarter of fiscal 2013 and during the third quarter of fiscal 2014 as factors were present which indicated the trademark may be impaired.  We determined that the Lime Fresh trademark was partially impaired and recorded charges of $0.9 million and $5.0 million during fiscal 2014 and 2013, respectively.

Our normal timing for the annual testing of goodwill has historically been as of the end of our third fiscal quarter.  As further discussed in Note 9 to the Consolidated Financial Statements, given our lowered stock price and the continuation of negative same-restaurant sales in fiscal 2012, we tested our Ruby Tuesday concept goodwill throughout the year and determined it to be fully impaired.  As a result, we recorded a charge of $16.9 million ($12.0 million, net of tax) during fiscal 2012, representing the full value of our Ruby Tuesday concept goodwill.

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

We recorded a valuation allowance for deferred tax assets of $54.6 million and $24.6 million as of June 3, 2014 and June 4, 2013, respectively.  Included in income tax expense from continuing operations is the expense from the additional valuation allowance of $31.2 million, $20.9 million, and $0.9 million for fiscal 2014, 2013, and 2012, respectively.  Additionally, a valuation allowance (benefit)/expense of $(0.3) million and $1.3 million was included in income tax expense from discontinued operations in fiscal 2014 and 2013, respectively.  Given that we last recorded pre-tax income in fiscal 2011, we will likely not be able to reverse the significant valuation allowance recorded in the near future.  Our recorded valuation allowance may be subject to material changes in the future, as our ability to utilize deferred tax assets can significantly change based on future events, including our determinations as to the feasibility of certain tax planning strategies.  Upon such time that we are able to reverse the deferred tax asset valuation allowance, income tax expense will be reduced, and net income will correspondingly be increased, by the amount we are able to reverse.

Index

Lease Obligations
We lease a significant number of our restaurant properties. At the inception of the lease, each property is evaluated to determine whether the lease will be accounted for as an operating or capital lease. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty.  The primary penalty to which we are subject is the economic detriment associated with our investment into leasehold improvements which might become impaired should we choose not to continue the use of the leased property.

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

For leases that contain predetermined fixed rent escalations, we record the total rent payable during the lease term, as determined above, on the straight-line basis over the term of the lease (including the “rent holiday” period beginning upon possession of the premises), and we record the difference between the minimum rents paid and the straight-line rent as deferred escalating minimum rent.

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

The judgment regarding the probable term for each restaurant property lease impacts the classification and accounting for a lease as capital or operating, the rent holiday and/or escalation in payments that are taken into consideration when calculating straight-line rent and the term over which leasehold improvements for each restaurant amortized.  The material factor we consider when making this judgment is the total amount invested in the restaurant at the inception of the lease and whether management believes that renewal appears reasonably assured.  While a different term may produce materially different amounts of depreciation, amortization, and rent expense than reported, our historical lease renewal rates support the judgments made.  We have not made any changes to the nature of the assumptions used to account for leases in any of the fiscal years presented in our Consolidated Financial Statements.

We record the estimated future lease obligations on closed leased restaurants for which we have not sublet or settled the lease with the respective landlord as of a quarter end date.  Inherent in these estimates is an assumption on the time period we anticipate it will take to reach a settlement with our landlord or to execute on a sublease agreement.  We calculate the lease obligation as the present value of future minimum net lease or settlement payments using a discount rate that takes into account the remaining time period prior to the estimated date of resolution.  As further discussed in Note 9 to the Consolidated Financial Statements, our estimated lease obligations for closed restaurants as of June 3, 2014 and June 4, 2013 were $10.9 million and $8.7 million, respectively.

Share-Based Employee Compensation
Share-based compensation expense is estimated for equity awards at fair value at the grant date.  We determine the fair value of restricted stock awards based on the closing price of our common stock on the date prior to approval of the award by our Board of Directors.  The majority of our stock option awards outstanding as of June 3, 2014 were measured at their grant date fair value using the Black-Scholes option pricing model.  During fiscal 2014 and 2013, we awarded performance-based stock options to our current CEO and certain other employees and estimated the grant date fair value using the Monte-Carlo simulation method.  Both the Black-Scholes option pricing model and the Monte-Carlo simulation method require various highly judgmental assumptions including the expected dividend yield, stock price volatility, and life of the award.  If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.  See Note 12 to the Consolidated Financial Statements for further discussion of share-based employee compensation.

Index

Estimated Liability for Self-Insurance
We self-insure a portion of our expected losses under our workers’ compensation, general liability, and property insurance programs.  Specifically with our workers’ compensation and general liability coverages, we have stop loss insurance for individual claims in excess of stated loss amounts.  Insurance liabilities are recorded based on third-party actuarial estimates of the ultimate incurred losses, net of payments made.  The estimates themselves are based on standard actuarial techniques that incorporate both the historical loss experience of the Company and supplemental information as appropriate.

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

Discontinued Operations
As previously discussed in this MD&A, in an effort to focus primarily on the successful sales turnaround of our core Ruby Tuesday concept and secondly, to improve the financial performance of our Lime Fresh concept, we closed all 13 Marlin & Ray’s restaurants, the Company’s one Wok Hay restaurant, and our two Truffles restaurants during fiscal 2013.  As a result of these decisions and in accordance with GAAP, we have included the results of operations of the discontinued Marlin & Ray’s, Wok Hay, and Truffles concepts within discontinued operations for all periods presented in our Consolidated Statements of Operations and Comprehensive Loss.

Revenue Recognition for Franchisees
We charge our franchisees various monthly fees that are calculated as a percentage of the respective franchise’s monthly sales.  Our Ruby Tuesday concept franchise agreements allow us to charge up to a 4.0% royalty fee, a 1.5% support service fee, a 1.5% marketing and purchasing fee, and an advertising fee of up to 3.0%.  Our Lime Fresh concept franchise agreements allow us to charge up to a 5.25% royalty fee and an advertising fee of up to 3.0%.  We defer recognition of franchise fee revenue for any franchise with negative cash flows at times when the negative cash flows are deemed to be anything other than temporary.  We also do not recognize additional franchise fee revenue from franchisees with fees in excess of 60 days past due.

Unearned income for franchise fees was $0.3 million and $0.2 million as of June 3, 2014 and June 4, 2013, respectively, which is included in Accrued liabilities – Rent and other in the Consolidated Balance Sheets.

Known Events, Uncertainties, and Trends

Financial Strategy and Stock Repurchase Plan
Our financial strategy is to utilize a prudent amount of debt, including operating leases, letters of credit, and any guarantees, to minimize the weighted average cost of capital while allowing financial flexibility.  This strategy has periodically allowed us to repurchase our common stock.  During the year ended June 3, 2014, we repurchased 0.1 million shares of our common stock at an aggregate cost of $0.6 million.  As of June 3, 2014, the total number of remaining shares authorized to be repurchased was 11.8 million.  To the extent not funded with cash on hand or cash from operating activities, additional repurchases, if any, may be funded by available cash on hand or, under certain circumstances, from borrowings on the Senior Credit Facility.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Index

Repurchases of Senior Notes
We are allowed under the terms of the Senior Credit Facility to prepay up to $20.0 million of indebtedness in any fiscal year to various holders of the Senior Notes.  As discussed in Note 8 to the Consolidated Financial Statements, we repurchased $20.0 million of the Senior Notes during the year ended June 3, 2014 for $20.0 million plus $0.2 million of accrued interest.  We realized losses of $0.7 million on these transactions.  As of the date of this filing, we may repurchase an additional $20.0 million of the Senior Notes during the remainder of fiscal 2015.  Any future repurchases of the Senior Notes, if any, will be funded with available cash on hand or borrowings on the Senior Credit Facility.

Dividends
During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to our shareholders.  The payment of a dividend in any particular future period and the actual amount thereof remains at the discretion of the Board of Directors and is restricted by the covenants in certain of our debt agreements, and no assurance can be given that dividends will be paid in the future.

Fiscal Year
Our fiscal year 2015 will contain 52 weeks and end on June 2, 2015.

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

Item 7A. Quantitative and Qualitative
Disclosure About Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices.  The interest rate charged on our Senior Credit Facility can vary based on the interest rate option we choose to utilize.  Our options for the rate are LIBOR or a Base Rate plus an applicable margin.  The Base Rate is defined as the highest of the issuing bank’s prime rate, the Federal Funds rate plus 0.50%, or the Adjusted LIBO rate (as defined in the Senior Credit Facility) plus 1.0%.  The applicable margin for the LIBOR rate-based option is a percentage ranging from 2.50% to 3.50% and for the Base Rate option is a percentage ranging from 1.50% to 2.50%.  As of June 3, 2014, the total amount of outstanding debt subject to interest rate fluctuations was $2.4 million.  A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of an insignificant amount per year, assuming a consistent capital structure.

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

Index

Item 8. Financial Statements and Supplementary Data

Ruby Tuesday, Inc. and Subsidiaries

Index

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per-share data)

	For the Fiscal Year Ended
	June 3,	June 4,	June 5,
	2014	2013	2012
Revenue:
Restaurant sales and operating revenue	$1,162,423	$1,245,226	$1,306,025
Franchise revenue	6,323	6,261	5,738
	1,168,746	1,251,487	1,311,763

Operating costs and expenses:
Cost of merchandise	321,521	341,512	375,573
Payroll and related costs	404,379	419,679	440,753
Other restaurant operating costs	260,447	259,014	262,573
Depreciation	54,828	59,122	64,144
Selling, general, and administrative, net	137,151	138,782	120,364
Closures and impairments, net	32,831	14,656	16,751
Goodwill and trademark impairments	855	14,058	16,919
Interest expense, net	24,945	26,576	23,312
Loss on extinguishment of debt	1,364	22	–
	1,238,321	1,273,421	1,320,389

Loss from continuing operations before income taxes	(69,575)	(21,934)	(8,626)

(Benefit)/provision for income taxes from continuing
operations	(4,665)	1,500	(12,152)
(Loss)/income from continuing operations	(64,910)	(23,434)	3,526

Income/(loss) from discontinued operations, net of tax	564	(15,979)	(3,714)
Net loss	$(64,346)	$(39,413)	$(188)

Other comprehensive loss:
Pension liability reclassification, net of tax	45	3,312	(1,205)
Total comprehensive loss	$(64,301)	$(36,101)	$(1,393)

Basic loss per share:
(Loss)/income from continuing operations	$(1.08)	$(0.38)	$0.06
Income/(loss) from discontinued operations	0.01	(0.27)	(0.06)
Net loss per share	$(1.07)	$(0.65)	$(0.00)

Diluted loss per share:
(Loss)/income from continuing operations	$(1.08)	$(0.38)	$0.06
Income/(loss) from discontinued operations	0.01	(0.27)	(0.06)
Net loss per share	$(1.07)	$(0.65)	$(0.00)

Weighted average shares:
Basic	60,231	61,040	62,916
Diluted	60,231	61,040	63,508
The accompanying notes are an integral part of the consolidated financial statements.

Index

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per-share data)
	June 3, 2014	June 4, 2013
Assets:
Current assets:
Cash and cash equivalents	$51,326	$52,907
Accounts receivable	4,861	4,834
Inventories:
Merchandise	12,924	21,779
China, silver and supplies	8,250	9,093
Income tax receivable	2,133	1,900
Deferred income taxes	3,397	7,296
Prepaid rent and other expenses	12,216	14,180
Assets held for sale	4,683	9,175
Total current assets	99,790	121,164

Property and equipment, net	794,846	859,830
Other assets	61,791	62,189
Total assets	$956,427	$1,043,183

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$26,201	$14,964
Accrued liabilities:
Taxes, other than income and payroll	11,221	11,311
Payroll and related costs	22,637	25,425
Insurance	5,962	9,095
Deferred revenue – gift cards	16,584	13,454
Rent and other	26,402	22,896
Current maturities of long-term debt, including capital leases	4,816	8,487
Total current liabilities	113,823	105,632

Long-term debt and capital leases, less current maturities	253,875	290,515
Deferred income taxes	3,500	5,753
Deferred escalating minimum rent	48,827	46,892
Other deferred liabilities	75,193	77,556
Total liabilities	495,218	526,348

Commitments and contingencies (Note 14)

Shareholders’ equity:
Common stock, $0.01 par value; (authorized: 100,000 shares;
issued: 2014 – 61,442 shares, 2013 – 61,248 shares)	614	612
Capital in excess of par value	76,269	67,596
Retained earnings	395,226	459,572
Deferred compensation liability payable in Company stock	622	1,094
Company stock held by Deferred Compensation Plan	(622)	(1,094)
Accumulated other comprehensive loss	(10,900)	(10,945)
	461,209	516,835
Total liabilities and shareholders' equity	$956,427	$1,043,183

The accompanying notes are an integral part of the consolidated financial statements.

Index

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(In thousands)
						Company Stock
						Held by the	Accumulated
	Common Stock		Capital In		Deferred	Deferred	Other	Total
	Issued		Excess of	Retained	Compensation	Compensation	Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Liability	Plan	Loss	Equity

Balance, May 31, 2011	65,098	$651	$104,941	$499,173	$1,556	$(1,556)	$(13,052)	$591,713
Net loss				(188)				(188)
Pension and post-retirement
benefit plans, net of taxes
of $793							(1,205)	(1,205)
Shares issued pursuant to
compensation plans, net of
cancellations	940	9	346					355
Share-based compensation, net of
taxes of $1,924			3,990					3,990
Stock repurchases	(2,000)	(20)	(18,421)					(18,441)
Changes in Deferred
Compensation Plan					(548)	548		–
Balance, June 5, 2012	64,038	640	90,856	498,985	1,008	(1,008)	(14,257)	576,224
Net loss				(39,413)				(39,413)
Pension and post-retirement
benefit plans, net of taxes
of $2,180							3,312	3,312
Shares issued pursuant to
compensation plans, net of
cancellations	1,292	13	4,077					4,090
Share-based compensation, net of
taxes of $1,581			2,900					2,900
Stock repurchases	(4,082)	(41)	(30,237)					(30,278)
Changes in Deferred
Compensation Plan					86	(86)		–
Balance, June 4, 2013	61,248	612	67,596	459,572	1,094	(1,094)	(10,945)	516,835
Net loss				(64,346)				(64,346)
Pension and post-retirement
benefit plans							45	45
Shares issued pursuant to
compensation plans, net of
cancellations	258	3	1,573					1,576
Share-based compensation, net of
taxes of $(99)			7,678					7,678
Stock repurchases	(64)	(1)	(578)					(579)
Changes in Deferred
Compensation Plan					(472)	472		–
Balance, June 3, 2014	61,442	$614	$76,269	$395,226	$622	$(622)	$(10,900)	$461,209

The accompanying notes are an integral part of the consolidated financial statements.

Index

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)	For the Fiscal Year Ended
	June 3, 2014	June 4, 2013	June 5, 2012
Operating activities:
Net loss	$(64,346)	$(39,413)	$(188)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	54,828	60,018	65,297
Amortization of intangibles	2,519	3,287	2,314
Deferred income taxes	1,646	(15,771)	(20,207)
Loss on impairments, including disposition of assets	24,132	30,369	13,772
Goodwill and trademark impairments	855	14,058	16,919
Loss on extinguishment of debt	1,364	22	–
Share-based compensation expense	7,579	4,481	5,914
Excess tax benefits from share-based compensation	(284)	(382)	(36)
Lease reserve adjustments	6,815	4,248	3,841
Deferred escalating minimum rent	2,733	3,110	2,414
Pension curtailment expense	–	2,481	–
Loss on acquisitions, including settlement losses	–	–	614
Other, net	5,032	2,242	2,895
Changes in operating assets and liabilities:
Receivables	(204)	(311)	1,296
Inventories	9,698	(1,842)	5,524
Income taxes	(233)	(1,063)	2,240
Prepaid and other assets	(1,392)	(2,036)	(690)
Accounts payable, accrued and other liabilities	(5,367)	(27,544)	10,332
Net cash provided by operating activities	45,375	35,954	112,251

Investing activities:
Purchases of property and equipment	(28,339)	(37,117)	(37,966)
Acquisition of Lime Fresh Mexican Grill®	–	–	(24,084)
Proceeds from sale-leaseback transactions, net	5,637	51,765	21,150
Proceeds from disposal of assets	15,526	6,997	5,994
Insurance proceeds from property claims	218	–	1,548
Reductions in Deferred Compensation Plan assets	901	840	244
Other, net	(146)	(372)	(641)
Net cash (used)/provided by investing activities	(6,203)	22,113	(33,755)

Financing activities:
Proceeds from issuance of senior unsecured notes	–	–	246,340
Net payments on revolving credit facility	–	–	(177,000)
Principal payments on other long-term debt	(40,232)	(27,180)	(85,557)
Stock repurchases	(579)	(30,278)	(18,441)
Payments for debt issuance costs	(1,802)	(358)	(5,767)
Proceeds from exercise of stock options	1,576	4,090	355
Excess tax benefits from share-based compensation	284	382	36
Net cash used by financing activities	(40,753)	(53,344)	(40,034)

(Decrease)/increase in cash and cash equivalents	(1,581)	4,723	38,462
Cash and cash equivalents:
Beginning of year	52,907	48,184	9,722
End of year	$51,326	$52,907	$48,184

Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amount capitalized	$22,638	$24,771	$21,505
Income taxes, net	$727	$3,833	$3,053
Significant non-cash investing and financing activities:
Retirement of fully depreciated assets	$44,775	$46,793	$32,137
Reclassification of properties to assets held for sale	$9,982	$11,257	$8,806
Changes in property and equipment included in accounts payable	$1,443	$–	$592
The accompanying notes are an integral part of the consolidated financial statements.

Index

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

Description of Business and Principles of Consolidation
Ruby Tuesday, Inc. including its wholly-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”) develops, operates and franchises casual dining restaurants in the United States, Guam, and 12 foreign countries under the Ruby Tuesday® brand.  We also own and operate 20 Lime Fresh Mexican Grill® (“Lime Fresh”) fast casual restaurants.  At June 3, 2014, we owned and operated 668 Ruby Tuesday restaurants concentrated primarily in the Southeast, Northeast, Mid-Atlantic, and Midwest of the United States, which we consider to be our core markets.  As of our fiscal year end, there were 79 domestic and international franchise Ruby Tuesday restaurants located in 14 states primarily outside of our existing core markets (primarily the Western United States and portions of the Midwest) and in the Asia Pacific Region, Middle East, Guam, Canada, Iceland, Eastern Europe, the United Kingdom, and Central and South America.  Also at fiscal year end, there were six domestic franchise Lime Fresh restaurants located in Florida.

RTI consolidates its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Fiscal Year
Our fiscal year ends on the first Tuesday following May 30 and, as a result, a 53rd week is added every five or six years.  The fiscal years ended June 3, 2014 and June 4, 2013 each contained 52 weeks.  Fiscal 2012 contained 53 weeks.  The first three quarters of fiscal 2012 each contained 13 weeks and the fourth quarter contained 14 weeks.  In fiscal 2012, the 53rd week added $22.9 million to restaurant sales and operating revenue and $0.03 to diluted earnings per share in our Consolidated Statement of Operations and Comprehensive Loss.

Cash and Cash Equivalents
Our cash management program provides for the investment of excess cash balances in short-term money market instruments.  These money market instruments are stated at cost, which approximates market value.  We consider amounts receivable from credit card companies and marketable securities with a maturity of three months or less when purchased to be cash equivalents.  Book overdrafts are recorded in accounts payable and are included within operating cash flows.

Inventories
Inventories consist of food, supplies, china and silver and are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment and Depreciation
Property and equipment is valued at cost.  Expenditures for major renewals and betterments are capitalized while expenditures for repairs and maintenance are expensed as incurred.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Estimated useful lives of depreciable assets generally range from three to 35 years for buildings and improvements and from three to 15 years for restaurant and other equipment.

Index

Other Intangible Assets
Other intangible assets which are included in Other assets, net in the Consolidated Balance Sheets consist of the following (in thousands):

	2014		2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Reacquired franchise rights	$14,460	$8,371	$14,723	$6,847
Trademarks	4,194	390	6,025	854
Favorable leases *	2,059	322	2,205	255
Acquired franchise agreements	1,500	463	1,500	248
Other	100	41	100	22
	$22,313	$9,587	$24,553	$8,226

* As of June 3, 2014 and June 4, 2013, we also had $0.9 million and $1.0 million, respectively, of unfavorable lease liabilities which resulted from the terms of acquired franchise operating lease contracts being unfavorable relative to market terms of comparable leases on the acquisition date.  In addition, as of June 3, 2014 and June 4, 2013, we had a liability of $0.1 million and $0.2 million, respectively, which resulted from the terms of a Lime Fresh license agreement being unfavorable relative to market terms of a comparable license agreement.  The majority of these liabilities are included within Other deferred liabilities in our Consolidated Balance Sheets.  See Note 4 to the Consolidated Financial Statements for more information on the favorable and unfavorable leases acquired and assumed from our acquisition of Lime Fresh in fiscal 2012.

The reacquired franchise rights reflected in the table above were acquired as part of certain franchise acquisitions.  Trademarks consist primarily of the Lime Fresh trademark that was acquired as part of the Lime Fresh acquisition in fiscal 2012.  The favorable leases resulted from the terms of acquired franchise operating lease contracts being favorable relative to market terms of comparable leases on the acquisition date.  See Note 4 to the Consolidated Financial Statements for more information on the purchase price allocation applied to the Lime Fresh acquisition in fiscal 2012.

Amortization expense of other intangible assets for fiscal 2014, 2013, and 2012 totaled $2.5 million, $3.3 million, and $2.3 million, respectively.  We amortize acquired and reacquired franchise rights on a straight-line basis over the remaining term of the franchise operating agreements.  The weighted average amortization period of acquired and reacquired franchise rights is 7.3 and 8.4 years, respectively.  We amortize favorable leases as a component of rent expense on a straight-line basis over the remaining lives of the leases.  The weighted average amortization period of the favorable leases is 25.6 years.  We amortize trademarks on a straight-line basis over the life of the trademarks, typically 10 years.  Amortization expense for intangible assets for each of the next five years is expected to be $2.3 million in fiscal 2015, $2.0 million in fiscal 2016, $1.6 million in fiscal 2017, $1.3 million in fiscal 2018, and $1.3 million in fiscal 2019.  Rent expense resulting from amortization of favorable leases, net of the amortization of unfavorable leases, is expected to be insignificant for each of the next five years.

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

Pensions and Post-Retirement Medical Benefits
We measure and recognize the funded status of our defined benefit and postretirement plans in our Consolidated Balance Sheets as of our fiscal year end.  The funded status represents the difference between the projected benefit obligation and the fair value of plan assets.  The projected benefit obligation is the present value of benefits earned to date by plan participants, including the effect of future salary increases, as applicable.  The difference between the

Index

projected benefit obligation and the fair value of assets that has not previously been recognized as expense is recorded as a component of other comprehensive loss.

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

Using gift card redemption history, we have determined that substantially all of our customers utilize their gift cards within two years from the date of purchase.  Accordingly, we recognize gift card breakage for non-escheatable amounts beginning 24 months after the date of activation.

We recognized gift card breakage income of $0.6 million, $1.9 million, and $1.8 million during fiscal 2014, 2013, and 2012, respectively.  This income is included as an offset to Other Restaurant Operating Costs in the Consolidated Statements of Operations and Comprehensive Loss.

Franchise development and license fees received are recognized when we have substantially performed all material services and the restaurant has opened for business.  Franchise royalties are recognized as franchise revenue on the accrual basis.  Advertising amounts received from domestic franchisees are considered by us to be reimbursements, recorded on an accrual basis when earned, and have been netted against selling, general, and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss.

We charge our franchisees various monthly fees that are calculated as a percentage of the respective franchise’s monthly sales.  Our Ruby Tuesday concept franchise agreements allow us to charge up to a 4.0% royalty fee, a 1.5% support service fee, a 1.5% marketing and purchasing fee, and an advertising fee of up to 3.0%.  Our Lime Fresh concept franchise agreements allow us to charge up to a 5.25% royalty fee and an advertising fee of up to 3.0%.  We defer recognition of franchise fee revenue for any franchise with negative cash flows at times when the negative cash flows are deemed to be anything other than temporary and the franchise has borrowed directly from us.

A further description of our franchise programs is provided in Note 2 to the Consolidated Financial Statements.

Pre-Opening Expenses
Salaries, personnel training costs, pre-opening rent, and other expenses of opening new facilities are charged to expense as incurred.

Share-Based Employee Compensation Plans
We recognize share-based payment transactions, including grants of employee stock options and restricted stock, as compensation expense based on the fair value of the equity award on the grant date.  This compensation expense is recognized over the service period on a straight-line basis for all awards except those awarded to retirement-eligible individuals, which are recognized on the grant date at their estimated fair value.  We classify share-based compensation expense consistent with the other compensation expense for the recipient in Selling, general, and administrative, net in our Consolidated Statements of Operations and Comprehensive Loss.  See Note 12 to the Consolidated Financial Statements for further discussion regarding our share-based employee compensation plans.

Marketing Costs
Except for television and radio advertising production costs which we expense when the advertisement is first shown, we expense marketing costs as incurred.  Marketing expenses, net of franchise reimbursements, which are included in Selling, general, and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss, totaled $67.2 million, $71.4 million, and $47.2 million for fiscal 2014, 2013, and 2012, respectively.

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

Index

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

Income Taxes
Our deferred income taxes are determined utilizing the asset and liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  If, after consideration of all available positive and negative evidence, current available information raises doubt as to the realization of the deferred tax assets, the need for a valuation allowance is addressed.  A valuation allowance for deferred tax assets may be required if the amount of taxes recoverable through loss carry-back declines, if we project lower levels of future taxable income, or if we have recently experienced pretax losses.  Such a valuation allowance is established through a charge to income tax expense which adversely affects our reported operating results.  The judgments and estimates utilized when establishing, and subsequently adjusting, a deferred tax asset valuation allowance are reviewed on a periodic basis as regulatory and business factors change.

The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  We recognize interest and penalties accrued related to unrecognized tax benefits as components of our income tax expense.

We recognize in our consolidated financial statements the benefit of a position taken or expected to be taken in a tax return when it is more likely than not (i.e. a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.  Changes in judgment that result in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) are recognized as a discrete item in the interim period in which the change occurs.

See Note 11 to the Consolidated Financial Statements for a further discussion of our income taxes.

Loss Per Share
Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during each period presented.  Diluted loss per share gives effect to stock options and restricted stock outstanding during the applicable periods.  The following table reflects the calculation of weighted-average common and dilutive potential common shares outstanding as presented in the accompanying Consolidated Statements of Operations and Comprehensive Loss (in thousands, except per-share data):

	2014	2013	2012
(Loss)/income from continuing operations	$(64,910)	$(23,434)	$3,526
Income/(loss) from discontinued operations	564	(15,979)	(3,714)
Net loss	$(64,346)	$(39,413)	$(188)

Weighted-average common shares outstanding	60,231	61,040	62,916
Dilutive effect of stock options and restricted stock	–	–	592
Weighted average common and dilutive potential
common shares outstanding	60,231	61,040	63,508

Loss per share – Basic
(Loss)/income from continuing operations	$(1.08)	$(0.38)	$0.06
Income/(loss) from discontinued operations	0.01	(0.27)	(0.06)
Net loss per share	$(1.07)	$(0.65)	$(0.00)

Index

Loss per share – Diluted
(Loss)/income from continuing operations	$(1.08)	$(0.38)	$0.06
Income/(loss) from discontinued operations	0.01	(0.27)	(0.06)
Net loss per share	$(1.07)	$(0.65)	$(0.00)

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

	2014	2013	2012
Stock options	2,833*	2,161*	2,229
Restricted shares	1,121*	1,492*	819
Total	3,954*	3,653*	3,048
*Due to a loss from continuing operations for the years ended June 3, 2014 and June 4, 2013, all then outstanding share-based awards were excluded from the computation of diluted loss per share.

Comprehensive Loss
Comprehensive loss includes net loss adjusted for certain revenue, expenses, gains and losses that are excluded from net loss in accordance with U.S. GAAP, such as pension adjustments.  Comprehensive loss is shown as a separate component in the Consolidated Statements of Operations and Comprehensive Loss.

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

Immaterial Reclassifications of Prior Period Consolidated Statements of Operations and Comprehensive Loss and Consolidated Statements of Cash Flows
We reclassified $0.5 million from Interest expense, net to Loss on extinguishment of debt in our Consolidated Statements of Operations and Comprehensive Loss for the year ended June 4, 2013.  We also made certain reclassifications to prior year amounts in our Consolidated Statements of Cash Flows to conform to current year presentation (all reclassifications were within Operating activities).

Accounting Pronouncements Adopted During Fiscal 2014
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”.  ASU 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  In addition, ASU 2014-08 requires additional disclosures about both discontinued operations and the disposal of an

Index

individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.  The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted.  We adopted the provisions of ASU 2014-08 on a prospective basis during the fourth quarter of fiscal 2014.  The adoption of this ASU did not have a material impact on our Consolidated Financial Statements.

Accounting Pronouncements Not Yet Adopted
In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”.  The guidance requires an entity to present its unrecognized tax benefits net of its deferred tax assets when settlement in this manner is available under the tax law, which would be based on facts and circumstances as of the balance sheet reporting date and would not consider future events.  Gross presentation in the notes to the financial statements will still be required.  ASU 2013-11 will apply on a prospective basis to all unrecognized tax benefits that exist at the effective date, with the option to apply it retrospectively.  The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 (our fiscal 2015 first quarter).  We do not believe the adoption of this standard will have a significant impact on our Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”.  The ASU is a jointly converged standard between the FASB and the International Accounting Standards Board, and will replace almost all existing revenue recognition guidance, including industry specific guidance, upon its effective date.  The standard’s core principle is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods and services.  ASU 2014-09 also enhances disclosures about revenue, provides guidance for transactions that were not addressed comprehensively in previous guidance, and improves guidance for multiple-element arrangements.  The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 (our fiscal 2018 first quarter).  We are currently evaluating the impact of this guidance on our Consolidated Financial Statements.

2.  Franchise Programs

As of June 3, 2014, our franchise programs included arrangements with 27 domestic and international Ruby Tuesday concept franchisees and five domestic Lime Fresh franchisees.  At the end of fiscal 2014, our franchisees collectively operated 79 Ruby Tuesday and six Lime Fresh restaurants.  We do not own any equity interest in our existing franchisees.

We enter into development agreements with our franchisees that require them to open varying numbers of Ruby Tuesday or Lime Fresh restaurants.  As of June 3, 2014, five of our 27 Ruby Tuesday concept franchisees had agreements to develop new franchised Ruby Tuesday restaurants.  None of our five Lime Fresh concept domestic franchisees had an agreement to develop new Lime Fresh restaurants as of June 3, 2014.  During fiscal 2014, 2013, and 2012, our Ruby Tuesday franchisees opened seven, two, and six restaurants, respectively, pursuant to development agreements, as follows:

	Ruby Tuesday			Lime Fresh
Fiscal Year	Domestic	International	Total
2014	1	6	7	2*
2013	–	2	2	2*
2012	2	4	6	4*
*As discussed further in Note 4 to the Consolidated Financial Statements, on April 11, 2012 we acquired the royalty stream from four open, and one not yet open, Lime Fresh franchise restaurants.  This restaurant opened in fiscal 2013.  Additionally, one of the Lime Fresh franchise restaurant openings in each of fiscal 2014 and 2013 was opened in Chile by an international franchisee.  Both of these restaurants closed during the fourth quarter of fiscal 2014.

Index

In conjunction with these openings, we recognized development and licensing fee income totaling $0.2 million in each of fiscal 2014, 2013, and 2012.

Deferred development and licensing fees associated with all franchisees totaled $0.8 million as of both June 3, 2014 and June 4, 2013.  We will recognize these fees as income when we have substantially performed all material services and the restaurant has opened for business.

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

	June 3, 2014	June 4, 2013	June 5, 2012

Restaurant sales and operating revenue	$–	$11,884	$14,015
Income/(loss) before income taxes	$458	$(24,498)	$(6,312)
Benefit for income taxes	(106)	(8,519)	(2,598)
Income/(loss) from discontinued operations	$564	$(15,979)	$(3,714)

We had $4.2 million and $2.8 million of assets associated with the closed concept restaurants, which are included within Assets held for sale and Property and equipment, net, respectively, in our June 4, 2013 Consolidated Balance Sheet.  There were no assets associated with the closed concept restaurants included within either Assets Held for sale or Property and equipment, net in our June 3, 2014 Consolidated Balance Sheet.  See Note 9 to the Consolidated Financial Statements for a discussion of closed restaurant lease reserves as of June 3, 2014 and June 4, 2013 associated with the closed concept restaurants.

4.  Business and License Acquisitions

Fiscal 2012 transactions
On April 11, 2012, we completed the acquisition of Lime Fresh, including the assets of seven Lime Fresh concept restaurants, the royalty stream from five Lime Fresh concept franchised restaurants (one of which was not yet open), and the Lime Fresh brand’s intellectual property for $24.1 million.  Lime Fresh is a fast casual Mexican concept that then operated several restaurants primarily in the vicinity of Miami, Florida.  The Lime Fresh concept menu features diverse menu offerings such as homemade tortilla chips, customizable nachos, salads, soups, fajitas, quesadillas, tacos, burritos, and salsa and guacamole.

Our Consolidated Financial Statements reflect the results of operations of these acquired restaurants subsequent to the date of acquisition.

Index

The purchase price of the Lime Fresh acquisition during fiscal 2012 was allocated based on fair value estimates as follows (in thousands):

Trademarks	$11,100
Goodwill	9,022
Acquired franchise rights	1,500
Property and equipment	2,405
Deferred income taxes	6
Other, net	(983)
Net impact on Consolidated Balance Sheet	23,050

Write-off of previous license agreement	1,034
Net impact on Consolidated Statements of
Operations and Comprehensive Loss	1,034
Aggregate cash purchase price	$24,084

For the year ended June 5, 2012, a $1.0 million loss on the write-off of a previous license agreement, representing the balance remaining from the September 13, 2010 licensing agreement with LMFG International, LLC, was included in Other restaurant operating costs in our Consolidated Statements of Operations and Comprehensive Loss.  Further discussion regarding this agreement is presented later within this footnote.

We recorded $9.0 million of goodwill due to the purchase price exceeding the estimated fair value of the net assets acquired.  As further discussed in Note 9 to the Consolidated Financial Statements, we determined during fiscal 2013 that the goodwill associated with our acquisition of Lime Fresh was fully impaired and recorded a charge of $9.0 million ($5.4 million, net of tax).

We amortize the acquired trademarks over a ten year period.  As further discussed in Note 9 to the Consolidated Financial Statements, we determined during the third quarter of fiscal 2014 and the fourth quarter of fiscal 2013 that the Lime Fresh trademark was partially impaired and recorded charges of $0.9 million and $5.0 million, respectively.  We amortize the acquired franchise rights associated with this acquisition on a straight-line basis over the remaining term of the franchise operating agreements, which are approximately five to nine years from the date of acquisition.

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

On June 7, 2012 we entered into two marketing agreements with 50 Eggs Branding Company, LLC (“50 Eggs”).  John Kunkel, the Chief Executive Officer of 50 Eggs, previously was the Chief Executive Officer of LFMG International, LLC, and is a current Lime Fresh franchisee.  Under the terms of the first agreement, 50 Eggs provided marketing services for our Lime Fresh concept for a monthly fee of $52,500 plus out of pocket expenses.  Under the terms of the second agreement, 50 Eggs provided marketing services for our Marlin & Ray’s concept for a monthly fee of $26,250 plus out of pocket expenses.  We cancelled both agreements during fiscal 2013.  Included within Selling, general, and administrative, net in our Consolidated Statements of Operations and Comprehensive Loss for the year ended June 4, 2013, are payments we made to 50 Eggs in connection with these agreements of $0.8 million.  Additionally, during the year ended June 5, 2012, we made payments to 50 Eggs including $30,000 for marketing services and $26,139 for training consulting for our Lime Fresh concept.

Index

On July 22, 2010, following the approval of the Audit Committee of our Board of Directors, we entered into a licensing agreement with Gourmet Market, Inc. which is owned by our former Chief Executive Officer’s brother, Price Beall.  The licensing agreement allowed us to operate multiple restaurants under the Truffles name.  Under the terms of the agreement, we paid a licensing fee to Gourmet Market, Inc. of 2.0% of gross sales of the Truffles we opened.  Additionally, we paid Gourmet Market, Inc. a monthly fee two years for consulting services to be provided by Price Beall to assist us in developing and opening Truffles restaurants under the terms of the licensing agreement.  During the first 12 months of the agreement we paid $20,833 per month for such services.  During the second 12 months of the agreement we paid $10,417 per month.  The consulting services agreement expired during the first quarter of fiscal 2013.  As discussed further in Notes 3 and 9 to the Consolidated Financial Statements, we closed our two Truffles restaurants during the fourth quarter of fiscal 2013.  During fiscal 2013 and 2012, we paid Gourmet Market, Inc. $80,361 and $197,623, respectively, under the terms of the agreement.

5.  Accounts Receivable

Accounts receivable – current consist of the following (in thousands):
	2014	2013

Rebates receivable	$930	$874
Amounts due from franchisees	1,281	917
Other receivables	2,650	3,043
	$4,861	$4,834

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

As of June 3, 2014 and June 4, 2013, Other receivables consisted primarily of amounts due for third-party gift card sales ($1.6 million and $1.8 million, respectively), amounts due from our distributor ($0.4 million for both periods), sales and other miscellaneous tax refunds ($0.2 million and $0.1 million, respectively), and amounts due from landlords (negligible and $0.5 million, respectively).

6.  Inventories

Our merchandise inventory was $12.9 million and $21.8 million as of June 3, 2014 and June 4, 2013, respectively.  In order to ensure adequate supply and competitive pricing, we sometimes purchase lobster in advance of our needs and store it in third-party facilities prior to our distributor taking possession of the inventory.  The decrease in merchandise inventory from the end of the prior fiscal year is due primarily to a reduction in lobster inventory as we temporarily suspended the advance purchasing of lobster during the current fiscal year to utilize the lobster that is in our inventory.

Index

7.  Property, Equipment, Assets Held for Sale, Operating Leases, and Sale-Leaseback Transactions

Property and equipment, net, is comprised of the following (in thousands):

	2014	2013
Land	$214,277	$222,385
Buildings	430,988	448,681
Improvements	365,599	402,371
Restaurant equipment	248,852	260,576
Other equipment	84,876	91,351
Construction in progress and other*	22,246	23,080
	1,366,838	1,448,444
Less accumulated depreciation	571,992	588,614
	$794,846	$859,830

* Included in Construction in progress and other as of June 3, 2014 and June 4, 2013 are $18.4 million and $14.8 million, respectively, of assets held for sale that are not classified as such in the Consolidated Balance Sheets as we do not expect to sell these assets within the next 12 months.  These assets primarily consist of parcels of land upon which we have no intention to build restaurants and closed properties which include a building.

Included within the current assets section of our Consolidated Balance Sheets at June 3, 2014 and June 4, 2013 are amounts classified as assets held for sale totaling $4.7 million and $9.2 million, respectively.  Assets held for sale primarily consist of parcels of land upon which we have no intention to build restaurants, land and buildings of closed restaurants, and various liquor licenses.  In addition to operating restaurants sold and leased back, as discussed below, during fiscal 2014, 2013, and 2012 we sold surplus properties with carrying values of $14.0 million, $6.4 million, and $5.3 million, respectively, at net gains of $1.5 million, $0.6 million, and $0.8 million, respectively.  Cash proceeds, net of broker fees, from these sales totaled $15.4 million, $7.0 million, and $6.0 million, respectively.

Approximately 56% of our 688 Company-owned restaurants are located on leased properties.  Of these, approximately 68% are land leases only; the other 32% are for both land and building.  The initial terms of these leases expire at various dates over the next 22 years. These leases may also contain required increases in minimum rent at varying times during the lease term and have options to extend the terms of the leases at a rate that is included in the original lease agreement. Most of our leases require the payment of additional (contingent) rent that is based upon a percentage of restaurant sales above agreed upon sales levels for the year. These sales levels vary for each restaurant and are established in the lease agreements.  We recognize contingent rental expense (in annual as well as interim periods) prior to the achievement of the specified target that triggers the contingent rental expense, provided that achievement of that target is considered probable.

During the years ended June 3, 2014, June 4, 2013, and June 5, 2012, we completed sale-leaseback transactions of the land and building for three, 24, and 10 Company-owned Ruby Tuesday concept restaurants, respectively, for gross cash proceeds of $5.9 million, $54.4 million, and $22.2 million, respectively, exclusive of transaction costs of approximately $0.3 million, $2.6 million, and $1.1 million, respectively.  Equipment was not included.  The carrying value of the properties sold was $4.8 million, $41.4 million, and $16.5 million, respectively.  The leases have been classified as operating leases and have initial terms of 15 years, with renewal options of up to 20 years.  Net proceeds from the sale-leaseback transactions were used for general corporate purposes, including capital expenditures, debt payments, and the repurchase of shares of our common stock.

We realized gains during fiscal 2014, 2013, and 2012 on these transactions of $0.8 million, $10.4 million, and $4.6 million, respectively, which have been deferred and are being recognized on a straight-line basis over the initial terms of the leases.  The current portion of the deferred gains on all sale-leaseback transactions to date was $1.1 million and $1.0 million as of June 3, 2014 and June 4, 2013, respectively, and is included in Accrued liabilities – Rent and other in our Consolidated Balance Sheets.  The long-term portion of the deferred gains on all sale-leaseback transactions to date was $13.0 million and $13.2 million as of June 3, 2014 and June 4, 2013, respectively, and is included in Other deferred liabilities in our Consolidated Balance Sheets.  Amortization of the deferred gains of $1.1 million, $0.8 million, and $0.1 million is included within Other restaurant operating costs in our Consolidated Statements of Operations and Comprehensive Loss for the fiscal years ended June 3, 2014, June 4, 2013, and June 5, 2012, respectively.

Index

The following is a schedule by year of future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 3, 2014 (in thousands):

2015	$48,625
2016	44,381
2017	40,520
2018	37,266
2019	34,014
Subsequent years	166,424
Total minimum lease payments	$371,230

The following schedule shows the future minimum sub-lease payments contractually due from franchisees and others for the next five years and thereafter under noncancelable sub-lease agreements (in thousands):

	Franchisees	Others	Total
2015	$243	$233	$476
2016	247	215	462
2017	247	75	322
2018	247	74	321
2019	208	74	282
Subsequent years	27	478	505
Total minimum sub-lease payments	$1,219	$1,149	$2,368

The following table summarizes our minimum and contingent rent expense and our sublease rental income under our operating leases (in thousands):

	2014	2013	2012
Included within continuing operations
Minimum rent	$52,774	$51,398	$47,808
Contingent rent	430	472	467
	53,204	51,870	48,275
Sublease rental income	(409)	(357)	(416)
	$52,795	$51,513	$47,859

Included within discontinued operations	$–	$546	$967

The amounts shown for fiscal 2014, 2013, and 2012 above exclude rent expense of $5.7 million, $2.0 million, and $3.4 million, respectively, relating to lease reserves established for closed restaurants or dead sites, which is included within Closures and impairments expense in our Consolidated Statements of Operations and Comprehensive Loss.

8.  Long-Term Debt and Capital Leases

Long-term debt and capital lease obligations consist of the following (in thousands):

	2014	2013
Senior unsecured notes	$215,000	$235,000
Unamortized discount	(2,503)	(3,083)
Senior unsecured notes less unamortized discount	212,497	231,917
Revolving credit facility	–	–
Mortgage loan obligations	45,993	66,883
Capital lease obligations	201	202
	258,691	299,002
Less current maturities	4,816	8,487
	$253,875	$290,515

Index

Estimated annual maturities of long-term debt and capital lease obligations at June 3, 2014 are as follows (in thousands):

2015	$4,816
2016	5,047
2017	14,125
2018	5,558
2019	5,091
Subsequent years	224,054
$258,691

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

Under the terms of our December 2013 four-year revolving credit agreement (the “Senior Credit Facility” discussed below) we are allowed, under certain circumstances, to repurchase up to $20.0 million of the Senior Notes in any fiscal year.  During the year ended June 3, 2014, we repurchased $20.0 million of the Senior Notes for $20.0 million plus $0.2 million of accrued interest.  We realized losses of $0.7 million on these transactions.  The balance on the Senior Notes was $215.0 million at June 3, 2014 as a result of these repurchases.

On December 3, 2013, we entered into the Senior Credit Facility under which we may borrow up to $50.0 million with the option, subject to certain conditions, to increase the facility by up to $35.0 million.  The Senior Credit Facility, which was obtained to provide access to capital for general corporate purposes, replaced a previous five-year $200.0 million credit facility that was set to expire in December 2015.  The terms of the Senior Credit Facility provide for a

Index

$25.0 million sublimit for the issuance of standby letters of credit.  In connection with entering into the Senior Credit Facility, included within Interest expense, net and Loss on extinguishment of debt in our Consolidated Statements of Operations and Comprehensive Loss for the year ended June 3, 2014 are charges of $0.2 million and $0.7 million, respectively, relating to the write-off of the pro rata portion of unamortized debt issuance costs associated with our previous credit facility.

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

As security for the Senior Credit Facility, we granted the lenders liens and security interests in substantially all of the shares of capital stock of the Company and each of our present and future subsidiaries, substantially all of the personal property of the Company and each of our present and future subsidiaries, and the real property, improvements, and fixtures of 49 Ruby Tuesday restaurants.  The real property, improvements, and fixtures of the 49 restaurants pledged as collateral appraised at $101.4 million at the time of the transaction and have a June 3, 2014 net book value of $81.3 million.

Under the Senior Credit Facility, we had no borrowings outstanding at June 3, 2014.  After consideration of letters of credit outstanding, we had $37.6 million available under the Senior Credit Facility as of June 3, 2014.

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

The Senior Credit Facility terminates no later than December 3, 2017.  Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Senior Credit Facility and any ancillary loan documents.

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

Our $46.0 million in mortgage loan obligations as of June 3, 2014 consists of various loans acquired upon franchise acquisitions.  These loans, which mature between January 2015 and November 2022, have balances which range from $0.1 million to $7.7 million and interest rates of 7.60% to 10.92%.  Many of the properties acquired from franchisees collateralize the loans outstanding.

We capitalized interest expense related to new restaurant openings of our Lime Fresh concept restaurants and restaurant conversions of certain of our Ruby Tuesday concept restaurants totaling $0.1 million in each of fiscal 2014, 2013, and 2012.

Index
9.  Closures and Impairments Expense, Including Goodwill and Trademark Impairments

Closures and impairments, net include the following (in thousands):

	2014	2013	2012
Closures and impairments from continuing operations:
Property impairments	$24,335	$11,325	$12,240
Closed restaurant lease reserves	7,302	2,844	3,516
Other closing expense	2,181	1,152	1,673
(Gain)/loss on sale of surplus properties	(987)	(665)	(678)
Closures and impairments, net	$32,831	$14,656	$16,751

Closures and impairments from discontinued operations	$(468)	$21,674	$1,914

During the last two quarters of fiscal 2014, we closed 33 Ruby Tuesday concept restaurants in connection with a plan approved by the Board of Directors of Ruby Tuesday, Inc..  Of these closures, 11 of the restaurants closed upon expiration of their lease.  Included within Closures and impairments, net for the year ended June 3, 2014 are impairment charges of $4.8 million in connection with early restaurant closures.

In addition to impairment charges recorded in connection with the planned closures discussed above, during fiscal 2014, we recorded $13.5 million of impairments relating to 32 open restaurants with deteriorating operational performance and a $0.9 million impairment charge for the Lime Fresh trademark.  The Lime Fresh trademark, which previously had been impaired by $5.0 million in the fourth quarter of fiscal 2013, has a net book value of $3.6 million remaining at June 3, 2014.

Included in Closures and impairments, net from continuing operations for fiscal 2013 are $4.3 million of impairment and lease charges relating to the closing of four Lime Fresh concept restaurants and $3.6 million of impairment charges for four underperforming Lime Fresh open restaurants, two of which closed during fiscal 2014.

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

Included in Closures and impairments, net from continuing operations for fiscal 2012 are property impairments of $9.7 million resulting from management’s decision to close approximately 25 to 27 Ruby Tuesday concept restaurants.

A rollforward of our future lease obligations associated with closed properties is as follows (in thousands):

	Lease Obligations
	Continuing Operations	Discontinued Concepts	Total
Balance at June 5, 2012	$6,227	$586	$6,813
Closing expense including rent and other lease charges	2,844	1,404	4,248
Payments	(3,818)	(808)	(4,626)
Other adjustments	1,164	1,128	2,292
Balance at June 4, 2013	6,417	2,310	8,727
Closing expense including rent and other lease charges	7,302	(487)	6,815
Payments	(4,620)	(1,185)	(5,805)
Other adjustments	1,138	(2)	1,136
Balance at June 3, 2014	$10,237	$636	$10,873

The amounts comprising future lease obligations in the table above are estimated using certain assumptions, including the period of time it will take to settle the lease with the landlord or find a suitable sublease tenant, and the amount of

Index

actual future cash payments could differ from our recorded lease obligations.  Of the total future lease obligations included in the table above, $10.5 million and $8.7 million are included within the Accrued liabilities – Rent and other caption in our Consolidated Balance Sheets as of June 3, 2014 and June 4, 2013, respectively.  For fiscal 2015 and beyond, our focus will be on obtaining settlements, or subleases as necessary, on as many of these leases as possible and these settlements could be higher or lower than the amounts recorded.  The actual amount of any cash payments made by the Company for lease contract termination costs will be dependent upon ongoing negotiations with the landlords of the leased restaurant properties.

Included within closing expense in the table above are $0.2 million in charges we recorded during fiscal 2013 associated with lease obligations on a restaurant subleased to RT Midwest that has closed.  As of June 4, 2013, we continue to remain a sublease guarantor for three of RT Midwest’s operating restaurants, which have remaining lease terms extending through September 2019.  As of June 3, 2014, cash rents of $1.2 million are required under the terms of the subleases.  Should RT Midwest decide to close any of these restaurants we may incur further lease obligations associated with these subleases.

Goodwill
Goodwill represents the excess of costs over the fair market value of assets of businesses acquired.  We recorded goodwill with the acquisition of Lime Fresh during fiscal 2012 and the acquisition of certain franchise partnerships during fiscal 2011.  We perform tests for impairments annually, or more frequently when events or circumstances indicate it might be impaired.

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

In fiscal 2012, given our suppressed stock price and continued negative same-restaurant sales, we tested our Ruby Tuesday concept goodwill throughout the year and determined, in the fourth fiscal quarter, it to be fully impaired.  As a result, we recorded a charge of $16.9 million ($12.0 million, net of tax) in fiscal 2012, representing the full value of our Ruby Tuesday concept goodwill.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at May 31, 2011	$15,571
Adjustments to fiscal year 2011
purchase price allocations	1,348
Acquisition	7,989
Impairment	(16,919)
Balance at June 5, 2012	$7,989
Adjustments to fiscal year 2012
purchase price allocation	1,033
Impairment	(9,022)
Balance at June 4, 2013 and thereafter	$–

Index

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

Minimum funding for the Retirement Plan is determined in accordance with the guidelines set forth in employee benefit and tax laws.  From time to time we may contribute additional amounts as we deem appropriate.  We estimate that we will be required to make contributions totaling $0.5 million to the Retirement Plan in fiscal 2015.

The Retirement Plan’s assets are held in a trust and were allocated as follows on June 3, 2014 and June 4, 2013, the measurement dates:

	Target Allocation	2014 Allocation	2013 Allocation
Equity securities	60-80%	71%	71%
Fixed income securities	20-40%	22%	27%
Public real estate investment trusts	0-10%	4%	0%
Cash and cash equivalents	0%	2%	2%
Other	0-10%	1%	0%

Total	100%	100%	100%

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

Under the terms of the investment policy statement, plan assets are comprised of two major classes: equity and fixed income securities.  The goal of the equity portfolio is to produce a total return that will provide a hedge against inflation.  Equity securities can include both domestic and international securities with a long-term goal to maintain an equity allocation of approximately 60-80% of the total market value of plan assets.  To be fully invested, the trust’s equity portfolio should not contain any domestic stock with value in excess of 10% of the total and the aggregate amount of the international equities should not exceed 30% of the total.  The trust may also invest the equity portfolio in alternative investments, such as real estate and commodities, which are not to exceed 10% of the total.

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

Index

The fair values of assets held by the Retirement Plan by asset category are as follows (in thousands):

	Fair Value Measurements
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$108	$–	$108	$–
Equity securities
U.S.-based companies	3,798	3,798	–	–
International-based companies	1,161	1,161	–	–
Fixed income securities	1,546	1,546	–	–
Public real estate investment trusts	303	303	–	–
Other	104	104	–	–
Total	$7,020	$6,912	$108	$–

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

On November 30, 2012, Samuel E. Beall, III, our former Chief Executive Officer (“CEO”), stepped down from management and the Board of Directors.  Mr. Beall was paid a lump-sum pension payment of $8.1 million on June 4, 2013.  Additionally, during the fourth quarter of fiscal 2013, we recorded a pre-tax curtailment expense of $2.5 million representing the recognition of a pro rata portion (calculated as the percentage reduction in the projected benefit obligation due to Mr. Beall’s lump-sum pension payment on June 4, 2013) of the unrecognized loss recorded within accumulated other comprehensive loss.

Although considered to be unfunded, we own whole-life insurance contracts in order to provide a source of funding for benefits due under the terms of the Executive Supplemental Pension Plan and the Management Retirement Plan.  Benefits payable under these two plans are paid from a rabbi trust which holds the insurance contracts.  We will on occasion contribute additional amounts into the rabbi trust in the event of a liquidity shortfall.  We currently project that benefit payments from the rabbi trust for these two plans will approximate $3.3 million in fiscal 2015.

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

The following tables detail the components of net periodic benefit cost and the amounts recognized in our Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the "Pension Plans") and the Postretirement Medical and Life Benefits plans (in thousands):

	Pension Benefits
	2014	2013	2012

Service cost	$356	$460	$545
Interest cost	1,737	2,100	2,346
Expected return on plan assets	(444)	(409)	(514)
Amortization of prior service cost (a)	1	106	262
Recognized actuarial loss	1,711	2,259	1,738
Curtailment expense	–	2,481	–
Net periodic benefit cost	$3,361	$6,997	$4,377

Index

	Postretirement Medical and Life Benefits
	2014	2013	2012

Service cost	$13	$11	$10
Interest cost	67	60	71
Amortization of prior service cost (a)	(46)	(56)	(55)
Recognized actuarial loss	244	214	136
Net periodic benefit cost	$278	$229	$162
(a) Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

The following table details changes in the amounts recognized in accumulated other comprehensive loss in our 2014 and 2013 Consolidated Financial Statements for the Pension Plans and the Postretirement Medical and Life Benefits plans (in thousands):

	Pension Benefits		Postretirement Medical and Life Benefits

	2014	2013	2014	2013
Prior service cost	$0	$0	$0	$0
Net actuarial loss/(gain)	2,379	(915)	(514)	426
Amortization of prior service cost	(1)	(106)	46	56
Amortization of actuarial gain	(1,711)	(4,740)	(244)	(214)
Total recognized in accumulated
other comprehensive income	$667	$(5,761)	$(712)	$268

Total recognized in net periodic
benefit cost and accumulated
other comprehensive income	$4,028	$1,236	$(434)	$497

The change in benefit obligation and plan assets and reconciliation of funded status is as follows (in thousands):
	Pension Benefits		Postretirement Medical and Life Benefits

	2014	2013	2014	2013
Change in benefit obligation:
Beginning projected benefit obligation	$40,308	$48,592	$1,896	$1,614
Service cost	356	460	13	11
Interest cost	1,737	2,100	67	60
Plan participant contributions	–	–	91	90
Actuarial loss/(gain)	2,736	(358)	(514)	426
Benefits paid	(2,363)	(10,486)	(177)	(305)
Benefit obligation at end of year	$42,774	$40,308	$1,376	$1,896

Change in plan assets:
Beginning fair value of plan assets	$6,506	$5,758	$–	$–
Actual return on plan assets	800	966	––	–
Employer contributions	2,077	10,268	86	215
Plan participant contributions	–	–	91	90
Benefits paid	(2,363)	(10,486)	(177)	(305)
Fair value of plan assets at
end of year	$7,020	$6,506	$–	$–

Funded status at end of year	$(35,754)*	$(33,802)*	$(1,376)	$(1,896)

Index

Amounts recognized in the Consolidated Balance Sheets:
Accrued liabilities – payroll and related
costs	$(3,277)	$(3,206)	$(128)	$(163)
Other deferred liabilities	(32,477)	(30,596)	(1,248)	(1,733)
Net amount recognized at year-end	$(35,754)	$(33,802)	$(1,376)	$(1,896)

Amounts recognized in accumulated other comprehensive loss:
Prior service (cost) credit	$(2)	$(2)	$–	$46
Net actuarial loss	(17,084)	(16,416)	(1,017)	(1,776)
Total amount recognized	$(17,086)	$(16,418)	$(1,017)	$(1,730)

*
The funded status reflected above includes the liabilities attributable to all of the Pension Plans but only the assets of the Retirement Plan as the other plans are not considered funded for ERISA purposes. To provide a source for the payment of benefits under the Executive Supplemental Pension Plan and the Management Retirement Plan, we own whole-life insurance contracts on some of the participants. The cash value of these policies, which are included within the Other Assets caption in our Consolidated Balance Sheets, was $29.7 million and $29.2 million at June 3, 2014 and June 4, 2013, respectively.  In addition, we held in trust $0.2 million and $0.4 million of cash and cash equivalents as of June 3, 2014 and June 4, 2013, respectively, relating to these policies.  We maintain a rabbi trust to hold the policies and death benefits as they are received.

During fiscal 2014, 2013, and 2012, we reclassified the following items out of accumulated other comprehensive loss and into pension expense, which is included in Selling, general and administrative, net within our Consolidated Statements of Operations and Comprehensive Loss, as follows (in thousands):

	2014	2013	2012
Recognized actuarial loss	$1,955	$2,473	$1,874
Amortization of prior service cost	(46)	50	207
Curtailment expense	–	2,481	–
	1,909	5,004	2,081
Income taxes	–	(1,986)	(826)
Pension reclassification, net of tax	$1,909	$3,018	$1,255

The estimated prior service cost for the Pension Plans and the Postretirement Medical and Life Benefits plans that will be amortized from accumulated other comprehensive income into net periodic pension cost in fiscal 2015 is insignificant.  The estimated net loss for the Pension Plans and the Postretirement Medical and Life Benefits plans that will be amortized from accumulated other comprehensive income into net periodic pension cost in fiscal 2015 is $1.7 million and $0.1 million, respectively.

Additional measurement date information for the pension plans which have benefit obligations in excess of plan assets (in thousands):
	Pension Benefits		Postretirement Medical and Life Benefits
	June 3, 2014	June 4, 2013	June 3, 2014	June 4, 2013
Projected benefit obligation	$42,774	$40,308	$1,376	$1,896
Accumulated benefit
obligation	42,002	39,515	1,376	1,896
Fair value of plan assets	7,020	6,506	–	–

Index

The weighted-average assumptions used to determine the net periodic benefit cost for fiscal years are set forth below:

	Pension Benefits
	2014	2013	2012
Discount rate	4.5%	4.5%	5.3%
Expected return on plan assets	7.0%	7.3%	8.0%
Rate of compensation increase	2.0%	2.0%	2.0%

	Postretirement Medical and Life Benefits
	2014	2013	2012
Discount rate	3.7%	3.9%	5.3%
Rate of compensation increase	2.0%	2.0%	2.0%

Our estimated long-term rate of return on plan assets represents the weighted-average of expected future returns on the asset categories included in our target investment allocation based primarily on the historical returns for each asset category, adjusted for an assessment of current market conditions.

The weighted average assumptions used to determine benefit obligations at the measurement dates are set forth below:

	Pension Benefits
	2014	2013
Discount rate	4.4%	4.5%
Rate of compensation increase	2.0%	2.0%
	Postretirement Medical and Life Benefits
	2014	2013
Discount rate	3.5%	3.7%
Rate of compensation increase	2.0%	2.0%

We currently are assuming a gross medical trend rate of 7.25% for fiscal 2015.  We expect this rate to decrease approximately 0.25% per year for an ultimate trend rate of 5.0% in fiscal 2024.  A change in this rate of 1.0% would have no significant impact on our net periodic postretirement benefit expense or our accrued postretirement benefits liability.

The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are set forth below (in thousands):

	Pension Benefits	Postretirement Medical and Life Benefits
2015	$4,055	$129
2016	2,315	138
2017	2,360	133
2018	2,296	148
2019	2,243	103
2020-2024	19,728	523

Expected benefits are estimated based on the same assumptions used to measure our benefit obligation on our measurement date of June 3, 2014 and, where applicable, include benefits attributable to estimated further employee service.

Defined Contribution Plans
We sponsor two defined contribution plans for active employees, as summarized below.

Salary Deferral Plan
RTI offers certain employees a 401(k) plan called the Ruby Tuesday, Inc. Salary Deferral Plan (“401(k) Plan”). We make matching contributions to the 401(k) Plan based on each eligible employee's pre-tax contribution and years of service.  We match in cash each fiscal quarter a specified percentage of the participating employee's first 6% of pre-tax contribution based on achievement of a same-restaurant sales performance factor.  Company matches do not vest until

Index

the employees have worked for us three years.  Given that the Company did not achieve the 2014, 2013, or 2012 same-restaurant sales performance factor in order for there to be an employer match, we had no expense related to the 401(k) Plan for fiscal 2014, 2013, or 2012.

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

Like the Predecessor Plan, the Deferred Compensation Plan is an unfunded, non-qualified deferred compensation plan for eligible employees.  The provisions of the Deferred Compensation Plan are similar to those of the 401(k) Plan.  We had no expenses for company match under the Deferred Compensation Plan for fiscal 2014, 2013, or 2012.  Assets earmarked to pay benefits under the Deferred Compensation Plan are held by a rabbi trust.  Assets and liabilities of a rabbi trust must be accounted for as if they are Company assets or liabilities, therefore, all earnings and expenses are recorded in our consolidated financial statements.  The Deferred Compensation Plan’s assets and liabilities approximated $9.6 million and $9.8 million as of June 3, 2014 and June 4, 2013, respectively.  Of these amounts, $0.5 million and $0.7 million was included in Prepaid and other expenses and Accrued liabilities – Payroll and related costs, and $8.4 million and $8.0 million was included in Other assets, net and Other deferred liabilities in the June 3, 2014 and June 4, 2013 Consolidated Balance Sheets, respectively.  The investment in RTI common stock and the related liability payable in RTI common stock, which totaled $0.6 million and $1.1 million as of June 3, 2014 and June 4, 2013, respectively, is reflected in Shareholders’ Equity in the Consolidated Balance Sheets.

Executive Separations and Corporate Support Services Restructuring

Fiscal 2014
On June 7, 2013, our then Executive Vice President, Chief Operations Officer left the Company.  During fiscal 2014, we recorded severance expense of $0.9 million in connection with the separation agreement for the former executive, which represents obligations pursuant to the Ruby Tuesday, Inc. Severance Pay Plan (the “Severance Plan”) of two times base salary.  The Severance Plan was subsequently terminated on October 7, 2013.

On October 30, 2013, our then Senior Vice President, Chief People Officer left the Company.  During the second quarter of fiscal 2014, we recorded severance expense of $0.4 million in connection with his separation agreement, an amount representing one year of his annual base salary plus his remaining vacation for fiscal 2014.  Of this amount, $0.3 million was paid during fiscal 2014 and the remaining amounts will be paid over two equal future installments.

Between November 20, 2013 and June 3, 2014, we eliminated approximately 82 management and staff personnel, respectively, at our Restaurant Support Services Center in Maryville, Tennessee.  These reductions occurred in connection with an ongoing comprehensive review of our cost structure.  These executive and other employee separations resulted in transition-related costs during the year ended June 3, 2014 of $4.3 million for employee severance and unused vacation.

Fiscal 2013 and 2012
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

During the fourth quarter of fiscal 2012, each of our then Chief Financial Officer and Chief Technology Officer left the Company.  During fiscal 2012, we recorded severance expense of $1.7 million in connection with separation agreements for these executives, which represents obligations pursuant to the Ruby Tuesday, Inc. Severance Pay Plan of two times base salary for both executives.  In addition, we also recorded during fiscal 2012 additional share-based

Index

compensation of $0.4 million for these executives due to the accelerated vesting or modification of certain share-based awards in connection with their separation from the Company.

As of June 3, 2014, liabilities of $1.0 million and $0.1 million, representing unpaid obligations in connection with the restructurings, were included within Accrued liabilities: Payroll and related costs and Other deferred liabilities, respectively, in our Consolidated Balance Sheet.  A roll forward of our obligations in connection with employee separations is as follows (in thousands):

Balance at June 4, 2013	$310
Employee severance and unused vacation accruals	4,294
Cash payments	(3,549)
Balance at June 3, 2014	$1,055

See Note 12 to the Consolidated Financial Statements for discussion of the impact of executive separations to our share-based employee compensation costs.

11.  Income Taxes

Income tax benefit for fiscal 2014, 2013, and 2012 was allocated as follows (in thousands):

	2014	2013	2012
(Benefit)/provision for income taxes from
continuing operations	$(4,665)	$1,500	$(12,152)
Benefit for income taxes from
discontinued operations	(106)	(8,519)	(2,598)
Total benefit for income taxes	$(4,771)	$(7,019)	$(14,750)

Income tax (benefit)/expense from continuing operations includes the following components (in thousands):

	2014	2013	2012
Current:
Federal	$(5,047)	$8,966	$3,169
State	(1,586)	1,200	3,321
Foreign	322	163	155
	(6,311)	10,329	6,645
Deferred:
Federal	2,346	(8,397)	(17,402)
State	(700)	(432)	(1,395)
	1,646	(8,829)	(18,797)
	$(4,665)	$1,500	$(12,152)

Index

Deferred tax assets and liabilities are comprised of the following (in thousands):

	2014	2013
Deferred tax assets:
General business credits carryforward	$48,007	$31,063
Employee benefits	22,748	22,485
Deferred escalating minimum rents	19,832	19,055
Goodwill	11,691	12,004
State net operating losses	10,260	8,394
Insurance reserves	6,267	5,777
Deferred gain on sale-leaseback transactions	5,148	5,232
Closed restaurant lease reserves	4,316	3,464
Other	13,202	16,705
Gross deferred tax assets	141,471	124,179
Deferred tax asset valuation allowances	(54,582)	(24,566)
Net deferred tax assets	86,889	99,613

Deferred tax liabilities:
Depreciable property and equipment	(73,954)	(87,542)
Other	(13,038)	(10,528)
Total deferred tax liabilities	(86,992)	(98,070)

Net deferred tax (liability)/asset	$(103)	$1,543

Reported in Consolidated Balance Sheets as:
Deferred income taxes – current asset	$3,397	$7,296
Deferred income taxes – noncurrent liability	(3,500)	(5,753)
	$(103)	$1,543

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

We regularly evaluate the need for a valuation allowance for deferred tax assets by assessing whether it is more likely than not that we will realize the deferred tax assets in the future.  A valuation allowance assessment is performed each reporting period, with any additions or adjustments reflected in earnings in the period of assessment.  In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets for each jurisdiction.

Through the third quarter of fiscal 2013, we concluded that objective and subjective positive evidence outweighed negative evidence, and it was more likely than not we would realize all of our federal and most of our state deferred tax assets, except for loss carryforwards in certain states that have had cumulative losses and/or relatively short carryforward periods and annual limits of loss carryforward available for use to offset future taxable income.   As of June 4, 2013, we recorded a valuation allowance following the conclusion that the negative evidence outweighed the positive evidence.  This conclusion was reached primarily as a result of changes in our rolling three-year historical operating losses, as recent decisions by our new senior management team to discontinue certain concepts and slow down the growth of our Lime Fresh concept led to impairment and other losses and caused our three-year cumulative pre-tax income as of the third quarter end to swing to a three-year cumulative pre-tax loss as of the fourth quarter end.

Index

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

We increased our valuation allowance to $54.6 million as of June 3, 2014.  Included within the $30.9 million expensed in fiscal 2014 was $31.2 million attributable to our loss from continuing operations and a benefit of $(0.3) million attributable to our income from discontinued operations.  Fiscal 2013 and 2012 included expenses for increases in deferred tax asset valuation allowances of $22.2 million and $0.9 million, respectively, of which $20.9 million and $0.9 million, respectively, was attributable to continuing operations.

A rollforward of our valuation allowance is as follows (in thousands):

	2014	2013	2012

Beginning of year	$(24,566)	$(2,392)	$(1,501)
Changes in estimated realization of deferred tax assets:
Continuing operations	(31,187)	(20,885)	(866)
Discontinued operations	288	(1,289)	(25)
Other reductions	883	–	–
End of year	$(54,582)	$(24,566)	$(2,392)

As of June 4, 2013, we had state net operating loss carryforwards of approximately $218.1 million which expire at varying times between fiscal 2015 and 2034.  The above accounting has no effect on our ability to use our state operating loss carryforwards or general business carryforward credits, which don’t begin to expire for eighteen years, in the future to reduce cash tax payments.

A reconciliation from the statutory federal income tax benefit to the reported income tax (benefit)/expense from continuing operations is as follows (in thousands):

	2014	2013	2012

Statutory federal income taxes	$(24,351)	$(7,677)	$(3,019)
State income taxes, net of federal income tax benefit	(3,564)	(1,484)	(1,639)
FICA tip credit	(7,533)	(8,189)	(8,192)
Work opportunity tax credit	(1,233)	(1,366)	(2,150)
Other federal tax credits	(103)	(155)	(384)
Increase in valuation allowance	31,187	20,885	866
Permanent differences	2,243	339	1,293
Other, net	(1,311)	(853)	1,073
	$(4,665)	$1,500	$(12,152)

We had a liability for unrecognized tax benefits, exclusive of accrued interest and penalties, of $7.0 million at June 3, 2014, $2.6 million of which, if recognized, would impact our effective tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2014 and 2013 follows (in thousands):

	2014	2013
Beginning of year	$13,016	$6,424
Additions for tax positions related to the current year	532	4,594
Additions for tax positions of prior years	321	4,468
Reductions for tax positions of prior years	(5,186)	(1,856)
Reductions for settlements with taxing authorities	(619)	(408)
Reductions due to statute settlements	(1,099)	(206)
End of year	$6,965	$13,016

Index

The liability for unrecognized tax benefits as of June 3, 2014 includes $3.2 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations and negotiations with tax authorities, along with the pending approval of accounting method changes.

As discussed in Note 1 to the Consolidated Financial Statements, our policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes.  Interest is computed on the difference between our uncertain tax benefit positions and the amount deducted or expected to be deducted in our tax returns.  At June 3, 2014, we had $0.5 million of accrued interest and penalties related to unrecognized tax benefits.

During 2014, accrued interest and penalties decreased by $0.4 million, of which $0.2 million affected the 2014 effective tax rate.  If we were to prevail on all uncertain tax positions, the reversal of this accrual would also be a benefit to our effective tax rate.  At June 3, 2014, total liabilities of $7.4 million, including the above-mentioned $0.5 million for the payment of accrued interest and penalties, are included in Accrued liabilities – Rent and other and Other deferred liabilities as reported on the Consolidated Balance Sheets.

At June 3, 2014, we are no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2011, and with few exceptions, state and local examinations by tax authorities prior to fiscal year 2011.

12.  Share-Based Employee Compensation

Preferred Stock
RTI is authorized, under its Certificate of Incorporation, to issue up to 250,000 shares of preferred stock with a par value of $0.01. These shares may be issued from time to time in one or more series. Each series will have dividend rates, rights of conversion and redemption, liquidation prices, and other terms or conditions as determined by the Board of Directors. No preferred shares have been issued as of June 3, 2014 and June 4, 2013.

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

At June 3, 2014, we had reserved a total of 4,849,000 and 143,000 shares of common stock for the SIP and 1996 SIP, respectively.  Of the reserved shares at June 3, 2014, 1,857,000 and 77,000 were subject to options outstanding for the SIP and 1996 SIP, respectively.  Stock option exercises are settled with the issuance of new shares.  Net shares of common stock available for issuance at June 3, 2014 under the SIP and 1996 SIP were 2,992,000 and 66,000, respectively.  As discussed below, during the second quarter of fiscal 2014 our shareholders approved an amendment to the SIP allowing non-employee directors to participate in the SIP.

The Ruby Tuesday, Inc. Deferred Compensation Plan for Directors
In addition to providing for the awards of share-based incentives, the Ruby Tuesday, Inc. Stock Incentive and Deferred Compensation Plan for directors (the “Directors’ Plan”) has historically provided our non-employee directors the opportunity to defer certain of their compensation.  On October 9, 2013, our shareholders approved an amendment to the SIP allowing non-employee directors to participate in the SIP instead of requiring that such awards be made from the Directors’ Plan.  The amendment did not increase the number of shares of common stock available for issuance under the SIP.  On April 9, 2014, our Board of Directors adopted a resolution amending and restating the Directors’ Plan to terminate those portions of the plan providing for the award of share-based compensation to non-employee directors but preserving the deferred compensation component of the plan.  The amendment and restatement also changed the name of the Directors’ Plan to the Ruby Tuesday, Inc. Deferred Compensation Plan for Directors.  All

Index

remaining shares of common stock available for issuance under the Directors’ Plan, which were insignificant as of the date of the resolution, were released and will not be reserved for any future purpose.  All future share-based compensation granted to non-employee directors will be awarded from shares of common stock available for issuance under the SIP.

Chief Executive Officer Awards
On December 1, 2012, James J. Buettgen became President and CEO of the Company.  In connection with Mr. Buettgen’s appointment as CEO, on December 3, 2012 he received an initial award of approximately 68,000 service-based restricted shares and 102,000 performance-based restricted shares, both of which cliff vest 2.5 years following the grant date.  Pursuant to the terms of Mr. Buettgen’s employment agreement, the Company has guaranteed the earning of the performance-based restricted shares as the greater of the target value of the award or based on the Company’s achievement of certain performance conditions related to fiscal 2013, which were measured in the first quarter of fiscal 2014.

The Executive Compensation Committee of the Board of Directors determined during the first quarter of fiscal 2014 that the performance conditions were not achieved for 34,000 shares of restricted stock awarded to our President and CEO during fiscal 2013, and these shares were cancelled and retired accordingly.

In addition to the above, on December 3, 2012, Mr. Buettgen received a one-time make-whole equity award which was comprised of approximately 179,000 service-based restricted shares and 253,000 service-based stock options.  The restricted shares cliff vest 2.5 years following the grant date and the stock options vest in three equal annual installments following the date of grant.

Finally, on that same date, Mr. Buettgen received a one-time high-performance and inducement award which was comprised of approximately 250,000 service-based restricted shares, 250,000 service-based stock options, and 250,000 market-based stock options.  The restricted shares cliff vest 2.5 years following the grant date and the service-based stock options vest in three equal annual installments following the date of grant.  The market-based stock options will cliff vest if and when the Company’s stock price appreciates to $14 per share for a period of 20 consecutive days within Mr. Buettgen’s first three years of employment.

Stock Options
The following table summarizes our stock option activity under these stock option plans (Options and Aggregate Intrinsic Value are in thousands):
	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Service-based vesting:
Balance at May 31, 2011	3,239	$13.10
Granted	253	7.87
Exercised	(61)	5.82
Forfeited	(715)	28.24

Balance at June 5, 2012	2,716	$8.79
Granted	503	7.81
Exercised	(591)	6.93
Forfeited	(717)	11.03

Balance at June 4, 2013	1,911	$8.27
Granted	601	9.34
Exercised	(244)	6.45
Forfeited	(315)	9.29
Balance at June 3, 2014	1,953	$8.66	4.60	$89
Exercisable	1,110	$8.61	3.62	$89

Index

Market-based vesting:
Balance at June 5, 2012	–	$–
Granted	250	7.81

Balance at June 4, 2013	250	$7.81
Granted	570	9.34
Forfeited	(85)	9.34
Balance at June 3, 2014	735	$8.82	5.93	$–
Exercisable	–	$–	–	$–

The aggregate intrinsic value represents the closing stock price as of June 3, 2014 less the strike price, multiplied by the number of stock options that have a strike price that is less than that closing stock price.  The total intrinsic value of stock options exercised during fiscal 2014, 2013, and 2012 was $0.7 million, $1.0 million, and $0.1 million, respectively.

At June 3, 2014, there was approximately $2.5 million of unrecognized pre-tax compensation expense related to non-vested stock options.  This cost is expected to be recognized over a weighted-average period of 1.4 years.  The total fair value at grant date of awards vested during fiscal 2014, 2013, and 2012 totaled $1.0 million, $2.2 million, and $5.5 million, respectively.

During fiscal 2014 and 2012, we granted 601,000 and 253,000 stock options, respectively, to certain employees under the terms of the SIP and 1996 SIP.  The stock options awarded in those fiscal years vest in equal annual installments over a three-year period following grant of the award, and have a maximum life of seven years.  There are no performance-based vesting requirements associated with these stock options.  These stock options do provide for immediate vesting if the optionee retires during the option period.  For employees meeting this criterion at the time of grant, the accelerated vesting provision renders the requisite service condition non-substantive and we therefore fully expense the fair value of stock options awarded to retirement-eligible employees on the date of grant.  As a result, we recorded expense during the first quarter of fiscal 2012 of $1.2 million related to stock options awarded to our former CEO.

Also during fiscal 2014, we granted 570,000 market-based stock options to certain employees under the terms of the SIP.  The stock options vest if a share of our common stock appreciates to $14 per share or more for a period of 20 consecutive trading days on or before December 3, 2015.  The stock options have a maximum life of seven years.

The weighted average Black-Scholes grant date fair value for options awarded during fiscal 2014, 2013, and 2012 was $4.43, $4.37, and $4.60 per share, respectively.  The grant date fair values of unvested stock options are amortized over the respective vesting period of the awards unless a recipient becomes retirement eligible during the vesting period.  For retirement eligible individuals, the grant date fair value of the award is amortized from the period of the date of grant through the date upon which the individual becomes retirement eligible.  Our former CEO was the only recipient of stock option awards during fiscal 2012.  The weighted average assumptions used in our Black-Scholes option-pricing model are as follows:

	2014	2013	2012
Risk-free interest rate	1.17%	0.62%	0.80%
Expected dividend yield	0%	0%	0%
Expected stock price volatility	58.03%	71.84%	75.63%
Expected life (in years)	4.50	4.50	4.50

Index

As previously mentioned, we awarded 570,000 market-based stock options to certain employees during fiscal 2014 and 250,000 market-based stock options to our CEO during fiscal 2013.  We estimated the grant date fair value of these awards at $2.42 and $2.14 per share, respectively, using the Monte-Carlo simulation model.  The primary assumptions used in our Monte-Carlo simulation model are as follows:

	2014	2013
Risk-free interest rate	0.45%	0.34%
Expected dividend yield	0%	0%
Expected stock price volatility	42.86%	46.71%
Expected life (in years)	2.40	1.52

Restricted Stock
The following table summarizes the status of our restricted stock activity (in thousands, except per-share data):

	2014			2013	2012
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Performance-Based Vesting:
Unvested at beginning of year	356	$7.06	423	$7.75	299	$7.24
Granted	–	–	344	6.99	384	7.87
Vested	(18)	7.87	(89)	7.31	(260)	7.33
Forfeited	(270)	6.81	(322)	7.82	–	–
Unvested at end of year	68	$7.81	356	$7.06	423	$7.75

Service-Based Vesting:
Unvested at beginning of year	1,136	$7.92	797	$8.37	551	$8.22
Granted	423	8.83	795	7.47	495	8.30
Vested	(411)	8.10	(340)	7.56	(248)	7.89
Forfeited	(140)	8.76	(116)	8.92	(1)	9.39
Unvested at end of year	1,008	$8.11	1,136	$7.92	797	$8.37

The fair value of restricted share awards is based on the closing price of our common stock at the time of grant.  At June 3, 2014, unrecognized compensation expense related to restricted stock grants expected to vest totaled $3.8 million and will be recognized over a weighted-average vesting period of 1.2 years.

During the first quarter of fiscal 2014, we granted 344,000 shares of service-based restricted stock to certain employees under the terms of the SIP and 1996 SIP, 186,000 of which will cliff vest 2.5 years following the grant date and 158,000 of which will vest in three equal installments over a three-year period following the date of grant.
During fiscal 2013 and 2012, we granted 213,000 and 186,000 service-based restricted shares, respectively, and 242,000 and 384,000 performance-based restricted shares, respectively, of our common stock to certain employees under the terms of the SIP and 1996 SIP.  The service-based restricted shares cliff vest approximately 2.5 years following the grant date.  Vesting of the performance-based restricted shares was also contingent upon the Company’s achievement of certain performance conditions related to fiscal 2013 and 2012, which was measured in the first quarters of fiscal 2014 and 2013, respectively.  In addition to satisfaction of the performance conditions, recipients must satisfy the same service condition as is required for the service-based restricted shares.

The Executive Compensation Committee of the Board of Directors determined during the first quarters of fiscal 2014 and 2013 that the performance conditions were not achieved for 269,000 and 314,000 shares of performance-based restricted stock granted in fiscal 2013 and 2012, respectively.  As a result, the restricted shares were cancelled and returned to the pool of shares available for grant under the SIP and 1996 SIP.

During the fourth quarter of fiscal 2012, we granted 221,000 service-based restricted shares of our common stock to certain employees under the terms of the SIP.  The shares vest in three equal installments over periods ranging from the grant date through October 2017.

Index

During fiscal 2014, 2013, and 2012, we granted 60,000, 63,000, and 88,000 restricted shares, respectively, to non-employee directors.  The shares cliff vest over a one year period following the grant of the award.

As discussed further in Note 10 to the Consolidated Financial Statements, our former Executive Vice President, Chief Operations Officer, Senior Vice President, Chief People Officer, and other management personnel left the Company during the first three quarters of fiscal 2014.  Several of these individuals held share-based compensation awards at the times of their separations, and these awards were either vested or forfeited in accordance with the terms of the original awards.

Included within share-based compensation expense for fiscal 2014 were charges of $0.3 million representing the incremental costs resulting from accelerated vesting, net of forfeitures.

13.  Segment Reporting

Our President and Chief Executive Officer, who is our CODM, with the assistance of our senior management, reviews discrete financial information for both the Ruby Tuesday and Lime Fresh restaurant concepts to assess performance and allocate resources.  We consider the Ruby Tuesday and Lime Fresh concepts to be our reportable segments as we do not believe they have similar economic and other characteristics to be aggregated into a single reportable segment.  Financial results by reportable segment for fiscal 2014, 2013, and 2012 are as follows (in thousands):

	Fiscal Year
	2014	2013	2012
Revenues:
Ruby Tuesday concept	$1,147,348	$1,234,730	$1,308,385
Lime Fresh concept	21,398	16,757	3,378
Total revenues	$1,168,746	$1,251,487	$1,311,763

Segment profit:
Ruby Tuesday concept	$69,543	$111,367	$123,517
Lime Fresh concept	(6,070)	(10,204)	(1,954)
Total segment profit	$63,473	$101,163	$121,563

Depreciation and amortization:
Ruby Tuesday concept	$51,219	$57,900	$63,798
Lime Fresh concept	1,259	2,196	366
Support center and other	2,350	2,302	2,294
Total depreciation and amortization	$54,828	$62,398	$66,458

Capital expenditures:
Ruby Tuesday concept	$24,553	$22,609	$23,421
Lime Fresh concept	2,742	10,036	6,675
Support center and other	1,044	4,472	7,870
Total capital expenditures	$28,339	$37,117	$37,966

Total assets:
Ruby Tuesday concept	$824,293	$893,750	$978,473
Lime Fresh concept	15,203	18,943	31,491
Support center and other	116,931	130,490	163,573
Total assets	$956,427	$1,043,183	$1,173,537

Index

The following is a reconciliation of segment profit to loss from continuing operations before taxes for fiscal 2014, 2013, and 2012 (in thousands):

	2014	2013	2012
Segment profit	$63,473	$101,163	$121,563
Less:
Depreciation and amortization	(54,828)	(62,398)	(66,458)
Unallocated general and administrative expenses	(47,946)	(18,026)	(22,069)
Preopening expenses	(395)	(761)	(556)
Goodwill and trademark impairments	(855)	(14,058)	(16,919)
Interest expense, net	(24,945)	(26,576)	(23,312)
Other expense, net	(4,079)	(1,278)	(875)
Loss from continuing operations before income taxes	$(69,575)	$(21,934)	$(8,626)

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

On April 17, 2012, a wage and hour case styled Guttentag, et al vs. Ruby Tuesday, Inc. was filed in the United States District Court, Southern District of New York.  The named plaintiffs, and five additional former employees who have joined the suit as opt-in plaintiffs, alleged that the Company violated the Fair Labor Standards Act and state wage and hour laws in New York and Florida.  Plaintiffs filed their motion for conditional certification on March 8, 2013, which sought a nationwide putative class of all current and former servers, bartenders, and food runners who worked for the Company for the three-year period prior to the filing of the lawsuit.  On June 11, 2013, the court entered an order granting conditional certification of the nationwide class requested by plaintiffs, but for the time frame of June 11, 2010 to the present.  Notice of the lawsuit and the right to opt-in was mailed to the putative class members in November 2013, and approximately 5%, or about 4,166 of the putative class members, filed consents to opt-in.  The parties have been engaged in mediation and recently reached a preliminary settlement agreement that, if approved by the court, will resolve the lawsuit and result in its dismissal with prejudice.  The total settlement sum is $3.0 million, and would cover the claims of all plaintiffs, including plaintiffs’ claims for costs and attorneys’ fees.  Accordingly, included within Accrued liabilities – Rent and other in our June 3, 2014 Consolidated Balance Sheet is a $3.0 million accrual in connection with this case.  While the settlement agreement is final, the approval process requires that all plaintiffs be notified and be given the opportunity to opt-out of the case.  Once that process is completed, the parties will then ask the court to approve the settlement.  The process will likely take several more months.

Insurance Programs
We are currently self-insured for a portion of our expected workers’ compensation, employment practices liability, general liability, and automobile liability losses (collectively, “casualty losses”) as well as property losses and certain other insurable risks. To mitigate the cost of our exposures for certain property and casualty losses, we make annual decisions to either retain the risks of loss up to a certain maximum per occurrence, aggregate loss limits negotiated with our insurance carriers, or fully insure those risks. We are also self-insured for healthcare claims for eligible participating employees subject to certain deductibles and limitations. We have accounted for our retained liabilities for casualty losses and healthcare claims, including reported and incurred but not reported claims, based on information provided by third-party actuaries.  At June 3, 2014, we were committed under letters of credit totaling $12.4 million issued primarily in connection with our workers’ compensation and casualty insurance programs.

Purchase Commitments
We have minimum purchase commitments with various vendors. Outstanding commitments as of June 3, 2014 were approximately $60.6 million.  These obligations consist of supplies, advertising, utility contracts, and various types of meat, beverages, and other food products, which are an integral part of our business operations.

Index

15. Fair Value Measurements

The following table presents the fair values of our financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall (in thousands):

	Level	June 3, 2014	June 4, 2013
Deferred compensation plan: other investments – Assets	1	$8,930	$8,721
Deferred compensation plan: other investments – Liabilities	1	(8,930)	(8,721)
Deferred compensation plan: RTI common stock – Equity	1	622	1,094
Deferred compensation plan: RTI common stock – Equity	1	(622)	(1,094)
Total		$–	$–

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

The following table presents the fair values for those assets and liabilities measured on a non-recurring basis and remaining on our Consolidated Balance Sheets as of June 3, 2014 and June 4, 2013 (in thousands):

	Fair Value Measurements
	Level	June 3, 2014	June 4, 2013
Long-lived assets held for sale *	2	$23,035	$24,006
Long-lived assets held for use	2	8,882	5,802
Total		$31,917	$29,808

* Included in the carrying value of long-lived assets held for sale as of June 3, 2014 and June 4, 2013 are $18.4 million and $14.8 million, respectively, of assets included in Construction in progress and other in the Consolidated Balance Sheets as we do not expect to sell these assets within the next 12 months.

The following table presents the losses recognized during the fiscal years ended June 3, 2014, June 4, 2013, and June 5, 2012 resulting from fair value measurements of assets and liabilities measured on a non-recurring basis.  The losses associated with continuing operations are included in Closures and impairments, net and Goodwill and trademark impairments, and the losses associated with discontinued operations are included in Loss from discontinued operations in our Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	2014	2013	2012
Included within continuing operations
Long-lived assets held for sale	$872	$3,556	$891
Long-lived assets held for use	24,319	12,804	11,349
	$25,191	$16,360	$12,240

Included within discontinued operations	$177	$18,842	$1,393

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

Our financial instruments at June 3, 2014 and June 4, 2013 consisted of cash and cash equivalents, accounts receivable and payable, long-term debt, and letters of credit.  The fair values of cash and cash equivalents and accounts receivable and payable approximated their carrying values because of the short-term nature of these instruments.  The carrying amounts and fair values of our other financial instruments not measured on a recurring basis using fair value, that are subject to fair value disclosures are as follows (in thousands):

	June 3, 2014		June 4, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt and capital leases	$258,691	$263,526	$299,002	$310,441
Letters of credit	–	405	–	270

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

Index

Condensed Consolidating Balance Sheet
As of June 3, 2014
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$51,012	$314	$–	$51,326
Accounts receivable	1,725	3,136	–	4,861
Inventories	15,114	6,060	–	21,174
Income tax receivable	138,524	–	(136,391)	2,133
Deferred income taxes	(548)	3,945	–	3,397
Other current assets	14,610	2,289	–	16,899
Total current assets	220,437	15,744	(136,391)	99,790

Property and equipment, net	587,783	207,063	–	794,846
Investment in subsidiaries	158,266	–	(158,266)	–
Due from/(to) subsidiaries	78,612	243,665	(322,277)	–
Other assets	48,780	13,011	–	61,791
Total assets	$1,093,878	$479,483	$(616,934)	$956,427

Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable	$20,545	$5,656	$–	$26,201
Accrued and other current liabilities	46,450	36,356	–	82,806
Current maturities of long-term debt,
including capital leases	(341)	5,157		4,816
Income tax payable	–	136,391	(136,391)	–
Total current liabilities	66,654	183,560	(136,391)	113,823

Long-term debt and capital leases,
less current maturities	213,039	40,836	–	253,875
Deferred income taxes	(445)	3,945	–	3,500
Due to/(from) subsidiaries	243,665	78,612	(322,277)	–
Other deferred liabilities	109,756	14,264	–	124,020
Total liabilities	632,669	321,217	(458,668)	495,218

Shareholders’ equity:
Common stock	614	–	–	614
Capital in excess of par value	76,269	–	–	76,269
Retained earnings	395,226	158,266	(158,266)	395,226
Accumulated other comprehensive loss	(10,900)	–	–	(10,900)
Total shareholders’ equity	461,209	158,266	(158,266)	461,209

Total liabilities & shareholders’ equity	$1,093,878	$479,483	$(616,934)	$956,427

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

Index
Condensed Consolidating Statement of Operations and
Comprehensive (Loss)/Income
For the Fiscal Year Ended June 3, 2014
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$842,842	$319,581	$–	$1,162,423
Franchise revenue	223	6,100	–	6,323
	843,065	325,681	–	1,168,746

Operating costs and expenses:
Cost of merchandise	233,562	87,959	–	321,521
Payroll and related costs	287,358	117,021	–	404,379
Other restaurant operating costs	187,055	73,392	–	260,447
Depreciation	40,188	14,640	–	54,828
Selling, general, and administrative	87,248	49,903	–	137,151
Intercompany selling, general, and
administrative allocations	59,257	(59,257)	–	–
Closures and impairments	18,904	13,927	–	32,831
Trademark impairment	–	855	–	855
Equity in earnings of subsidiaries	(21,005)	–	21,005	–
Interest expense, net	19,978	4,967	–	24,945
Intercompany interest expense/(income)	13,081	(13,081)	–	–
Loss on extinguishment of debt	1,364	–	–	1,364
	926,990	290,326	21,005	1,238,321

(Loss)/income from continuing operations
before income taxes	(83,925)	35,355	(21,005)	(69,575)
(Benefit)/provision for income taxes from
continuing operations	(19,015)	14,350	–	(4,665)
(Loss)/income from continuing operations	(64,910)	21,005	(21,005)	(64,910)

Income from discontinued operations, net of tax	564	–	–	564
Net (loss)/income	$(64,346)	$21,005	$(21,005)	$(64,346)

Other comprehensive income:
Pension liability reclassification, net of tax	45	–	–	45
Total comprehensive (loss)/income	$(64,301)	$21,005	$(21,005)	$(64,301)

Index

Condensed Consolidating Statement of Operations and
Comprehensive (Loss)/Income
For the Fiscal Year Ended June 4, 2013
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$904,761	$340,465	$–	$1,245,226
Franchise revenue	188	6,073	–	6,261
	904,949	346,538	–	1,251,487

Operating costs and expenses:
Cost of merchandise	248,378	93,134	–	341,512
Payroll and related costs	298,194	121,485	–	419,679
Other restaurant operating costs	185,224	73,790	–	259,014
Depreciation	43,541	15,581	–	59,122
Selling, general, and administrative	91,587	47,195	–	138,782
Intercompany selling, general, and
administrative allocations	68,466	(68,466)	–	–
Closures and impairments	13,181	1,475	–	14,656
Goodwill and trademark impairments	9,023	5,035	–	14,058
Equity in earnings of subsidiaries	(38,485)	–	38,485	–
Interest expense, net	20,920	5,656	–	26,576
Intercompany interest expense/(income)	13,826	(13,826)	–	–
Loss on extinguishment of debt	22	–	–	22
	953,877	281,059	38,485	1,273,421

(Loss)/income from continuing operations
before income taxes	(48,928)	65,479	(38,485)	(21,934)
Provision/(benefit) for income taxes from
continuing operations	(25,494)	26,994	–	1,500
(Loss)/income from continuing operations	(23,434)	38,485	(38,485)	(23,434)

Loss from discontinued operations, net of tax	(15,979)	(810)	810	(15,979)
Net (loss)/income	$(39,413)	$37,675	$(37,675)	$(39,413)

Other comprehensive income:
Pension liability reclassification, net of tax	3,312	–	–	3,312
Total comprehensive (loss)/income	$(36,101)	$37,675	$(37,675)	$(36,101)

Index

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

Index

Condensed Consolidating Statement of Cash Flows
For the Fiscal Year Ended June 3, 2014
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$5,854	$57,064	$(17,543)	$45,375

Investing activities:
Purchases of property and equipment	(21,132)	(7,207)	–	(28,339)
Proceeds from sale-leaseback transactions, net	5,637	–	–	5,637
Proceeds from disposal of assets	14,503	1,023	–	15,526
Other, net	973	–	–	973
Net cash used by investing activities	(19)	(6,184)	–	(6,203)

Financing activities:
Principal payments on long-term debt	(20,019)	(20,213)	–	(40,232)
Stock repurchases	(579)	–	–	(579)
Proceeds from exercise of stock options	1,576	–	–	1,576
Payments for debt issuance costs	(1,802)	–	–	(1,802)
Excess tax benefits from share-based
compensation	284	–	–	284
Intercompany transactions	13,082	(30,625)	17,543	–
Net cash used by financing activities	(7,458)	(50,838)	17,543	(40,753)

(Decrease)/increase in cash and cash equivalents	(1,623)	42	–	(1,581)
Cash and cash equivalents:
Beginning of year	52,635	272	–	52,907
End of year	$51,012	$314	$–	$51,326

Index

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

Index

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

Index

17. Supplemental Quarterly Financial Data (Unaudited)

Quarterly financial results for the years ended June 3, 2014 and June 4, 2013, are summarized below.

(In thousands, except per-share data)

	For the Year Ended June 3, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$289,674	$276,209	$295,552	$307,311	$1,168,746
Gross profit*	$39,469	$35,734	$49,060	$58,136	$182,399
(Loss)/income from continuing
operations before income taxes	$(27,052)	$(36,647)	$(8,200)	$2,324	$(69,575)
(Benefit)/provision for income taxes
from continuing operations	(5,153)	(1,910)	(807)	3,205	(4,665)

Loss from continuing operations	$(21,899)	$(34,737)	$(7,393)	$(881)	$(64,910)
(Loss)/income from discontinued
operations, net of tax	(343)	354	86	467	564
Net loss	$(22,242)	$(34,383)	$(7,307)	$(414)	$(64,346)

Basic loss per share:
Loss from continuing operations **	$(0.36)	$(0.58)	$(0.12)	$(0.01)	$(1.08)
(Loss)/income from discontinued
operations **	(0.01)	0.01	0.00	0.00	0.01
Net loss per share	$(0.37)	$(0.57)	$(0.12)	$(0.01)	$(1.07)

Diluted loss per share:
Loss from continuing operations **	$(0.36)	$(0.58)	$(0.12)	$(0.01)	$(1.08)
(Loss)/income from discontinued
operations **	(0.01)	0.01	0.00	0.00	0.01
Net loss per share	$(0.37)	$(0.57)	$(0.12)	$(0.01)	$(1.07)

Index

	For the Year Ended June 4, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$327,923	$300,077	$307,383	$316,104	$1,251,487
Gross profit*	$67,014	$50,851	$56,278	$57,139	$231,282
Income/(loss) from continuing
operations before income taxes	$1,119	$(10,868)	$2,701	$(14,886)	$(21,934)
Provision/(benefit) for income taxes
from continuing operations	(1,955)	(6,664)	(2,015)	12,134	1,500
Income/(loss) from continuing
operations	$3,074	$(4,204)	$4,716	$(27,020)	$(23,434)
Loss from discontinued operations,
net of tax	(475)	(10,864)	(2,520)	(2,120)	(15,979)
Net income/(loss)	$2,599	$(15,068)	$2,196	$(29,140)	$(39,413)

Basic earnings/(loss) per share:
Income/(loss) from continuing
operations	$0.05	$(0.07)	$0.08	$(0.44)	$(0.38)
Loss from discontinued operations	(0.01)	(0.17)	(0.04)	(0.05)	(0.27)
Net earnings/(loss) per share	$0.04	$(0.24)	$0.04	$(0.49)	$(0.65)

Diluted earnings/(loss) per share:
Income/(loss) from continuing
operations	$0.05	$(0.07)	$0.08	$(0.44)	$(0.38)
Loss from discontinued operations	(0.01)	(0.17)	(0.04)	(0.05)	(0.27)
Net earnings/(loss) per share	$0.04	$(0.24)	$0.04	$(0.49)	$(0.65)

* We define gross profit as revenue less cost of merchandise, payroll and related costs, and other restaurant operating costs.

** The sum of the quarterly amounts do not equal the reported annual amount as each is computed independently based upon the weighted-average number of shares outstanding for the period.

18.  Subsequent Events

Change in Chief Financial Officer
On June 26, 2014, Michael O. Moore stepped down as our Chief Financial Officer.  On the same date, our then Senior Vice President, Finance, Jill M. Golder, was appointed Executive Vice President, Chief Financial Officer.

Share-based compensation awards
On August 4, 2014, the Executive Compensation and Human Resources Committee of the Board of Directors approved the grant of approximately 810,000 service-based stock options and 382,000 service-based restricted shares under the terms of the SIP and 1996 SIP.  The service-based stock options vest in three equal annual installments following the date of grant and the restricted shares cliff vest 2.5 years following the grant date.

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Ruby Tuesday, Inc.:

We have audited the accompanying consolidated balance sheets of Ruby Tuesday, Inc. and subsidiaries (the Company) as of June 3, 2014 and June 4, 2013, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 3, 2014. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ruby Tuesday, Inc. as of June 3, 2014 and June 4, 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended June 3, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 3, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 6, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Knoxville, Tennessee
August 6, 2014

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Ruby Tuesday, Inc.:

We have audited Ruby Tuesday, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of June 3, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 3, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ruby Tuesday, Inc. and subsidiaries as of June 3, 2014 and June 4, 2013, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 3, 2014, and our report dated August 6, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Knoxville, Tennessee
August 6, 2014

Index

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report.  In this assessment, the Company applied criteria based on the “Internal Control - Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company's assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.  Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of June 3, 2014.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of June 3, 2014 as stated in their report filed within Item 8 – Financial Statements and Supplementary Data.

Changes in Internal Controls

During the fiscal quarter ended June 3, 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Item 9B. Other Information
On August 5, 2014, the Company entered into an amendment of its Senior Credit Facility which modified the definition of Consolidated EBITDAR and Consolidated Lease Expense to allow the add-back and exclusion, respectively, of certain cash charges related to fiscal 2014 store closings and reductions in force for debt covenant purposes, where applicable.

PART III

We expect to file a definitive proxy statement (the “2014 Proxy Statement”) relating to our 2014 Annual Meeting of shareholders (the “Annual Meeting”) with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year.  Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K.  Only those sections of the 2014 Proxy Statement that specifically address disclosure requirements of Items 10-14 below are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 regarding the directors of the Company is incorporated herein by reference to the information set forth in the table entitled “Director and Director Nominee Information” in the 2014 Proxy Statement.

Information regarding executive officers of the Company has been included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers.”

Information regarding corporate governance of the Company and other information required by this item is incorporated herein by reference to the information set forth under the captions, “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Committees of the Board of Directors” in the 2014 Proxy Statement.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “2014 Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal Year 2014,” “Outstanding Equity Awards at Fiscal Year-End for 2014,” “Option Exercises and Stock Vested in Fiscal Year 2014,” “2014 Nonqualified Deferred Compensation,” “Pension Benefits for Fiscal Year 2014,” “Potential Payments Upon Termination or Change in Control,” “Directors’ Fees and Attendance,” “2014 Director Compensation,” and “Committees of the Board of Directors” in the 2014 Proxy Statement relating to the Annual Meeting.

Item 12. Security Ownership of Certain Beneficial Owners
and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the information set forth in the tables captioned “Beneficial Ownership of Common Stock” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2014 Proxy Statement relating to the Annual Meeting.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the information set forth under the captions “Related Person Transactions” and “Directors’ Independence” in the 2014 Proxy Statement relating to the Annual Meeting.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the information set forth under the caption “Accountants’ Fees and Expenses” in the 2014 Proxy Statement relating to the Annual Meeting.

Index

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the information set forth under the caption “Accountants’ Fees and Expenses” in the 2014 Proxy Statement relating to the Annual Meeting.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this report:

    1.        Financial Statements:

The financial statements of the Company and its subsidiaries are listed in the accompanying “Index to
Consolidated Financial Statements” on page 50.

    2.        Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts for the Years Ended June 3, 2014, June 4, 2013, and June 5, 2012 (in thousands):

		Charged/	Charged/
	Balance at	(Credited)	(Credited)
	Beginning	to Costs	to other		Balance at
Description	of Period	and Expenses	Accounts	Write-offs	End of Period
Allowance for Doubtful Notes

Fiscal Year Ended June 3, 2014	$ 259	$ 307	$ –	$ (566)	$ –

Fiscal Year Ended June 4, 2013	41	259	(20)	(21)	259

Fiscal Year Ended June 5, 2012	41	19	–	(19)	41

All other financial statement schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

    3.        Exhibits:

The exhibits filed with or incorporated by reference in this report are listed on the Exhibit Index beginning on page 103.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.

Date: August 6, 2014	By: /s/ James J. Buettgen
James J. Buettgen
Chairman of the Board, President, and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date
/s/ James J. Buettgen James J. Buettgen	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	Date: August 6, 2014

/s/ Jill M. Golder Jill M. Golder	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	Date: August 6, 2014

/s/ Franklin E. Southall, Jr. Franklin E. Southall, Jr.	Vice President, Corporate Controller (Principal Accounting Officer)	Date: August 6, 2014

/s/ Mark W. Addicks Mark W. Addicks	Director	Date: August 6, 2014

/s/ F. Lane Cardwell, Jr. F. Lane Cardwell, Jr.	Director	Date: August 6, 2014

/s/ Kevin T. Clayton Kevin T. Clayton	Director	Date: August 6, 2014

/s/ Donald E. Hess Donald E. Hess	Director	Date: August 6, 2014

/s/ Bernard Lanigan Jr. Bernard Lanigan Jr.	Director	Date: August 6, 2014

/s/ Jeffrey J. O’Neill Jeffrey J. O’Neill	Director	Date: August 6, 2014

/s/ Stephen I. Sadove Stephen I. Sadove	Director	Date: August 6, 2014

Index

RUBY TUESDAY, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

*	Management contract or compensatory plan or arrangement.
+	Filed herewith.

3.1	Articles of Incorporation, as amended, of Ruby Tuesday, Inc. (incorporated by reference from Exhibit 3.1 to Form 8-B filed on March 15, 1996 (File No. 1-12454)).

3.2	Bylaws, as amended and restated, of Ruby Tuesday, Inc. (incorporated by reference from Exhibit 3.1 to Form 8-K filed on October 8, 2009 (File No. 1-12454)).

4.1	Specimen Common Stock Certificate. (incorporated by reference from Exhibit 4.1 to Form 8-B filed on March 15, 1996 (File No. 1-12454)).

10.1
Ruby Tuesday, Inc. Executive Supplemental Pension Plan, amended and restated as of January 1, 2007. (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 5, 2007 (File No. 1-12454)).*

10.2
First Amendment, dated as of April 2, 2008, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan (Amended and Restated as of January 1, 2007) (incorporated by reference from Exhibit 10.6 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 4, 2008 (File No. 1-12454)).*

10.3
Second Amendment, dated as of December 31, 2008, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan (Amended and Restated as of January 1, 2007) (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 2, 2008 (File No. 1-12454)).*

10.4
Third Amendment, dated as of January 6, 2010, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan (Amended and Restated as of January 1, 2007) (incorporated by reference from Exhibit 10.3 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 1, 2009 (File No. 1-12454)).*

10.5
Fourth Amendment, dated as of November 30, 2012, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan (Amended and Restated as of January 1, 2007) (incorporated by reference from Exhibit 10.4 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 4, 2012 (File No. 1-12454)).*

10.6
Ruby Tuesday, Inc. Deferred Compensation Plan for Directors (Amended and Restated as of April 9, 2014) (incorporated by reference from Exhibit 10.3 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 4, 2014 (File No. 1-12454)).*

10.7	Ruby Tuesday, Inc. Stock Incentive Plan (Amended and Restated October 9, 2013) (incorporated by reference from Exhibit 10.1 to Form 8-K filed on October 10, 2013 (File No. 1-12454)).*

10.8
First Amendment to the Ruby Tuesday, Inc. Stock Incentive Plan (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 4, 2014 (File No. 1-12454)).*

10.9	Form of Service-Based Restricted Stock Award (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended September 4, 2012 (File No.

Index

1-12454)).*

10.10
Form of Performance-Based Restricted Stock Award (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended September 4, 2012 (File No. 1-12454)).*

10.11
Form of Performance-Based Cash Incentive Award (incorporated by reference from Exhibit 10.3 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended September 4, 2012 (File No. 1-12454)).*

10.12
Form of Restricted Stock Award for Directors (incorporated by reference from Exhibit 10.4 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended September 4, 2012 (File No. 1-12454)).*

10.13	Form of Service-Based Restricted Stock Award (incorporated by reference from Exhibit 10.1 to Form 8-K filed on June 25, 2013 (File No. 1-12454)).*

10.14	Form of Non-Qualified Stock Option Award (incorporated by reference from Exhibit 10.1 to Form 8-K filed on August 28, 2013 (File No. 1-12454)).*

10.15	Form of High-Performance Non-Qualified Stock Option Award (incorporated by reference from Exhibit 10.2 to Form 8-K filed on August 28, 2013 (File No. 1-12454)).*

10.16	Form of Performance-Based Cash Incentive Award (incorporated by reference from Exhibit 10.3 to Form 8-K filed on August 28, 2013 (File No. 1-12454)).*

10.17
Initial Award, dated as of December 3, 2012, by and between Ruby Tuesday, Inc. and James J. Buettgen (incorporated by reference from Exhibit 10.24 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the year ended June 4, 2013 (File No. 1-12454)).*

10.18
Inducement and High-Performance Award, dated as of December 3, 2012, by and between Ruby Tuesday, Inc. and James J. Buettgen (incorporated by reference from Exhibit 10.25 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the year ended June 4, 2013 (File No. 1-12454)).*

10.19
Make-Whole Award, dated as of December 3, 2012, by and between Ruby Tuesday, Inc. and James J. Buettgen (incorporated by reference from Exhibit 10.26 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the year ended June 4, 2013 (File No. 1-12454)).*

10.20
Performance-Based Cash Incentive Award, dated as of December 3, 2012, by and between Ruby Tuesday, Inc. and James J. Buettgen (incorporated by reference from Exhibit 10.27 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the year ended June 4, 2013 (File No. 1-12454)).*

10.21
Morrison Restaurants Inc. Deferred Compensation Plan, as restated effective January 1, 1994, together with amended and restated Trust Agreement, dated as of December 1, 1992, to Deferred Compensation Plan (incorporated by reference from Exhibit 10(i) to the Morrison Restaurants Inc. Annual Report on Form 10-K for the fiscal year ended June 5, 1993 (File No. 0-1750)).*

10.22
Morrison Restaurants Inc. Management Retirement Plan together with First Amendment, dated as of June 30, 1994 and Second Amendment, dated as of July 31, 1995 (incorporated by reference from Exhibit 10(n) to the Morrison Restaurants Inc. Annual Report on Form 10-K for the fiscal year ended June 3, 1995 (File No. 1-12454)).*

10.23	Form of Third Amendment to Management Retirement Plan (incorporated by reference from Exhibit 10.32 to Form 8-B filed on March 15, 1996 (File No. 1-12454)).*

Index

10.24
Form of Fourth Amendment to Management Retirement Plan (incorporated by reference from Exhibit 10.14 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 3, 2003 (File No. 1-12454)).*

10.25
Form of Fifth Amendment to Management Retirement Plan (incorporated by reference from Exhibit 10.15 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 3, 2003 (File No. 1-12454)).*

10.26
Sixth Amendment, dated as of April 9, 2001, to the Ruby Tuesday, Inc. Management Retirement Plan (incorporated by reference from Exhibit 10.41 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 5, 2001 (File No. 1-12454)).*

10.27
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

10.29
Executive Group Life and Executive Accidental Death and Dismemberment Plan (incorporated by reference from Exhibit 10(q) to the Morrison Restaurants Inc. Annual Report on Form 10-K for the fiscal year ended June 3, 1989 (File No. 0-1750)).*

10.30
Morrison Restaurants Inc. Executive Life Insurance Plan (incorporated by reference from Exhibit 10(a)(a) to the Morrison Restaurants Inc. Annual Report on Form 10-K for the fiscal year ended June 4, 1994 (File No. 1-12454)).*

10.31
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

10.33
Ruby Tuesday Inc. Executive Life Insurance Premium Plan dated as of January 1, 2004 (incorporated by reference from Exhibit 99.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 (File No. 1-12454)).*

10.34
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

10.37	Ruby Tuesday, Inc. Salary Deferral Plan, amended and restated as of October 7, 2009 (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter

Index

ended December 1, 2009 (File No. 1-12454)).*

10.38
First Amendment, dated as of April 6, 2011, to the Ruby Tuesday, Inc. Salary Deferral Plan (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 1, 2011 (File No. 1-12454)).*

10.39
Ruby Tuesday, Inc. Deferred Compensation Plan Trust Agreement restated as of June 1, 2001 (incorporated by reference from Exhibit 10.44 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 5, 2001 (File No. 1-12454)).*

10.40
First Amendment, dated as of June 10, 2002, to the Ruby Tuesday, Inc. Deferred Compensation Plan Trust Agreement (incorporated by reference from Exhibit 10.58 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 4, 2002 (File No. 1-12454)).*

10.41
Ruby Tuesday, Inc. Restated Deferred Compensation Plan, dated as of November 26, 2002 (incorporated by reference from Exhibit 99.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 3, 2002 (File No. 1-12454)).*

10.42	Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.1 to Form 8-K filed on January 18, 2005 (File No. 1-12454)).*

10.43
First Amendment, dated as of December 14, 2006, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.6 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 5, 2006 (File No. 1-12454)).*

10.44
Second Amendment, dated as of July 11, 2007, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.40 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 5, 2007 (File No. 1-12454)).*

10.45
Third Amendment, dated as of December 30, 2008, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.3 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 2, 2008 (File No. 1-12454)).*

10.46
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

10.48
Sixth Amendment, dated as October 31, 2012, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.5 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 4, 2012 (File No. 1-12454)).*

10.49	Description of Cash Bonus Plan (incorporated by reference to Form 8-K filed on July 14, 2006 (File No. 1-12454)).*

10.50
Distribution Agreement, dated as of March 2, 1996, by and among Morrison Restaurants Inc., Morrison Fresh Cooking, Inc. and Morrison Health Care, Inc. (incorporated by reference from Exhibit 10.23 to Form 8-B filed on March 15, 1996 (File No. 1-12454)).

10.51
Amended and Restated Tax Allocation and Indemnification Agreement, dated as of March 2, 1996, by and among Morrison Restaurants Inc., Custom Management Corporation of Pennsylvania, Custom Management Corporation, John C. Metz & Associates, Inc., Morrison International, Inc., Morrison Custom Management Corporation of Pennsylvania, Morrison Fresh Cooking, Inc., Ruby Tuesday, Inc., a

Index

Delaware corporation, Ruby Tuesday (Georgia), Inc., a Georgia corporation, Tias, Inc. and Morrison Health Care, Inc. (incorporated by reference from Exhibit 10.24 to Form 8-B filed on March 15, 1996 (File No. 1-12454)).

10.52
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

10.55
Revolving Credit Agreement, dated as of December 3, 2013, among Ruby Tuesday, Inc., the Guarantors, the Lenders from time to time party hereto, Bank of America, N.A., as Administrative Agent and Issuing Bank, and Wells Fargo, National Association and Regions Bank, as Co-Syndication Agents (incorporated by reference from Exhibit 10.1 to Form 8-K filed on December 9, 2013 (File No. 1-12454)).

10.56
Waiver and Consent in Connection with Revolving Credit Facility (incorporated by reference from Exhibit 10.3 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 3, 2013 (File No. 1-12454)).

10.57
First Amendment to Revolving Credit Agreement and Waiver, dated as of January 10, 2014, by and among Ruby Tuesday, Inc., the Guarantors party hereto, the Lenders party hereto and Bank of America, N.A., as administrative agent for the Lenders (incorporated by reference from Exhibit 10.4 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 3, 2013 (File No. 1-12454)).

10.58
Second Amendment to Revolving Credit Agreement and Waiver, dated as of February 7, 2014, by and among Ruby Tuesday, Inc., the Guarantors, the Lenders party hereto and Bank of America, N.A., as administrative agent for the Lenders (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 4, 2014 (File No. 1-12454)).

10.59
Third Amendment to Revolving Credit Agreement and Waiver, dated as of August 5, 2014, by and among Ruby Tuesday, Inc., the Guarantors, the Lenders party hereto and Bank of America, N.A., as administrative agent for the Lenders (File No. 1-12454).+

10.60
Loan Modification Agreement, dated as of December 2, 2013, by and among Ruby Tuesday, Inc. and the Borrowers and Lenders party hereto (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 3, 2013 (File No. 1-12454)).

10.61	Master Amendment to Loan Documents, dated as of May 2, 2014, for the Secured Promissory Notes by and among certain subsidiaries of Ruby Tuesday, Inc. and First Franchise Capital Corporation (File No. 1-12454).+

10.62
Revolving Credit Agreement, dated as of December 1, 2010, by and among Ruby Tuesday, Inc., the Lenders party hereto, Bank of America, N.A., as Administrative Agent, Issuing Bank, Servicer and Swingline Lender, and Regions Bank, as Syndication Agent (incorporated by reference from Exhibit

Index

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

10.66	Purchase Agreement, dated as of May 7, 2012 (incorporated by reference from Exhibit 10.1 to Form 8-K filed on May 9, 2012 (File No. 1-12454)).

10.67
Indenture, dated as of May 14, 2012, by and among Ruby Tuesday, Inc., the Guarantors party hereto, and Wells Fargo, National Association, as Trustee (incorporated by reference from Exhibit 10.1 to Form 8-K filed on May 17, 2012 (File No. 1-12454)).

10.68	Registration Rights Agreement, dated as of May 14, 2012 (incorporated by reference from Exhibit 10.2 to Form 8-K filed on May 17, 2012 (File No. 1-12454)).

10.69	Pledge Agreement, dated as of May 14, 2012 (incorporated by reference from Exhibit 10.4 to Form 8-K filed on May 17, 2012 (File No. 1-12454)).

10.70
Indenture, dated January 9, 2013, to the Ruby Tuesday, Inc. Cafeteria Plan (incorporated by reference from Exhibit 10.3 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 4, 2012 (File No. 1-12454)).*

10.71
Form of Indemnification Agreement, dated April 7, 2010 (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 2, 2010 (File No. 1-12454)).

10.72
Ruby Tuesday, Inc. Severance Pay Plan, amended and restated as of January 5, 2011 (incorporated by reference from Exhibit 10.3 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2010 (File No. 1-12454)).*

10.73	First Amendment, dated as of August 23, 2011, to the Ruby Tuesday, Inc. Severance Pay Plan (incorporated by reference from Exhibit 10.5 to Form 8-K filed on August 29, 2011 (File No. 1-12454)).*

10.74
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

10.76	Amendment No. 1, dated as of September 20, 2013, to Employment Agreement by and between Ruby

Index
Tuesday, Inc. and James J. Buettgen (incorporated by reference from Exhibit 99.1 to Form 8-K filed on September 23, 2013 (File No. 1-12454)).*

10.77
Separation Agreement, dated as of April 30, 2012, by and between Ruby Tuesday, Inc. and Michael O. Moore (incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 26, 2012 (File No. 1-12454)).*

10.78
First Amendment to Separation Agreement, dated as of June 26, 2014, by and between Ruby Tuesday, Inc. and Michael O. Moore (incorporated by reference from Exhibit 99.2 to Form 8-K filed on June 26, 2014 (File No. 1-12454)).*

10.79
Agreement for Separation of Employment, by and between Robert LeBoeuf and Ruby Tuesday, Inc. (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 3, 2013 (File No. 1-12454)).*

10.80
Ruby Tuesday, Inc. Executive Compensation Clawback Policy, dated as of July 22, 2010 (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended August 31, 2010 (File No, 1-12454)).*

10.81
Ruby Tuesday, Inc. 2010 Executive Incentive Compensation Plan (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended August 31, 2011 (File No, 1-12454)).*

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