Form 10-Q
period 2014-09-02
RUBY TUESDAY INC
filed 2014-10-14
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  September 2, 2014

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

61,923,945
(Number of shares of common stock, $0.01 par value, outstanding as of October 6, 2014)

RUBY TUESDAY, INC.

Special Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains various forward-looking statements, which represent our expectations or beliefs concerning future events, including one or more of the following:  future financial performance (including our estimates of annual growth in same-restaurant sales, average annual sales per restaurant, operating margins, expenses, and other items), future capital expenditures, the effect of strategic initiatives (including statements relating to cost savings initiatives and the benefits of our television marketing), the opening or closing of restaurants by us or our franchisees, sales of our real estate or purchases of new real estate, future borrowings and repayments of debt, availability of financing on terms attractive to the Company, compliance with financial covenants in our debt instruments, payment of dividends, stock and bond repurchases, restaurant acquisitions, and changes in senior management and in the Board of Directors.  We caution the reader that a number of important factors and uncertainties could, individually or in the aggregate, cause our actual results to differ materially from those included in the forward-looking statements, including, without limitation, the following:

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

PART I — FINANCIAL INFORMATION
ITEM 1.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	SEPTEMBER 2,	JUNE 3,
	2014	2014

Assets	(NOTE A)
Current assets:
Cash and cash equivalents	$56,889	$51,326
Accounts receivable	4,531	4,861
Inventories:
Merchandise	12,029	12,924
China, silver and supplies	7,965	8,250
Income tax receivable	1,731	2,133
Deferred income taxes	1,324	3,397
Prepaid rent and other expenses	13,251	12,216
Assets held for sale	7,097	4,683
Total current assets	104,817	99,790

Property and equipment, net	785,056	794,846
Other assets	60,875	61,791
Total assets	$950,748	$956,427

Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable	$23,121	$26,201
Accrued liabilities:
Taxes, other than income and payroll	11,928	11,221
Payroll and related costs	20,646	22,637
Insurance	6,156	5,962
Deferred revenue – gift cards	15,023	16,584
Rent and other	29,616	26,402
Current portion of long-term debt, including capital leases	4,851	4,816
Total current liabilities	111,341	113,823

Long-term debt and capital leases, less current maturities	252,661	253,875
Deferred income taxes	3,578	3,500
Deferred escalating minimum rent	49,060	48,827
Other deferred liabilities	68,175	75,193
Total liabilities	484,815	495,218

Commitments and contingencies (Note N)

Shareholders’ equity:
Common stock, $0.01 par value; (authorized: 100,000 shares;
issued: 61,882 shares at 9/02/14; 61,442 shares at 6/03/14)	619	614
Capital in excess of par value	77,960	76,269
Retained earnings	397,791	395,226
Deferred compensation liability payable in
Company stock	455	622
Company stock held by Deferred Compensation Plan	(455)	(622)
Accumulated other comprehensive loss	(10,437)	(10,900)
Total shareholders’ equity	465,933	461,209

Total liabilities & shareholders’ equity	$950,748	$956,427

                   The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
     COMPREHENSIVE INCOME/(LOSS)
(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	THIRTEEN WEEKS ENDED
	SEPTEMBER 2, 2014	SEPTEMBER 3, 2013

	(NOTE A)

Revenue:
Restaurant sales and operating revenue	$ 279,457	$ 288,092
Franchise revenue	1,725	1,582
	281,182	289,674
Operating costs and expenses:
Cost of goods sold	75,147	79,938
Payroll and related costs	95,842	102,733
Other restaurant operating costs	59,799	67,534
Depreciation	12,658	14,209
Selling, general and administrative, net	30,901	37,015
Closures and impairments	1,482	8,033
Interest expense, net	5,422	6,753
Loss on extinguishment of debt	–	511
	281,251	316,726

Loss from continuing operations before income taxes	(69)	(27,052)
Benefit for income taxes from continuing operations	(2,634)	(5,153)
Income/(loss) from continuing operations	2,565	(21,899)

Loss from discontinued operations, net of tax	–	(343)
Net income/(loss)	$ 2,565	$ (22,242)

Other comprehensive income:
Pension liability reclassification, net of tax	463	478
Total comprehensive income/(loss)	$ 3,028	$ (21,764)

Basic income/(loss) per share:
Income/(loss) from continuing operations	$ 0.04	$ (0.36)
Loss from discontinued operations	–	(0.01)
Net income/(loss) per share	$ 0.04	$ (0.37)

Diluted income/(loss) per share:
Income/(loss) from continuing operations	$ 0.04	$ (0.36)
Loss from discontinued operations	–	(0.01)
Net income/(loss) per share	$ 0.04	$ (0.37)

Weighted average shares:
Basic	60,419	60,026
Diluted	61,053	60,026

                 The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

(UNAUDITED)

	THIRTEEN WEEKS ENDED
	SEPTEMBER 2, 2014	SEPTEMBER 3, 2013

	(NOTE A)
Operating activities:
Net income/(loss)	$ 2,565	$ (22,242)
Adjustments to reconcile net income/(loss) to net cash
provided by operating activities:
Depreciation	12,658	14,209
Amortization of intangibles	581	665
Deferred income taxes	(2,840)	(79)
Loss on impairments, including disposition of assets	1,462	5,494
Loss on extinguishment of debt	–	511
Share-based compensation expense	1,749	1,704
Excess tax benefits from share-based compensation	–	(256)
Lease reserve adjustments	466	2,792
Deferred escalating minimum rent	617	705
Other, net	(225)	1,193
Changes in operating assets and liabilities:
Receivables	227	428
Inventories	1,180	2,104
Income taxes	402	(1,434)
Prepaid and other assets	(978)	(22)
Accounts payable, accrued and other liabilities	(4,782)	3,092
Net cash provided by operating activities	13,082	8,864

Investing activities:
Purchases of property and equipment	(6,977)	(11,159)
Proceeds from sale-leaseback transactions, net	–	5,637
Proceeds from disposal of assets	273	2,548
Insurance proceeds from property claims	135	218
Reductions in Deferred Compensation Plan assets	370	130
Other, net	–	(143)
Net cash used by investing activities	(6,199)	(2,769)

Financing activities:
Principal payments on long-term debt and capital leases	(1,205)	(24,284)
Stock repurchases	(55)	(540)
Payments for debt issuance costs	(60)	–
Proceeds from exercise of stock options	–	1,419
Excess tax benefits from share-based compensation	–	256
Net cash used by financing activities	(1,320)	(23,149)

Increase/(decrease) in cash and cash equivalents	5,563	(17,054)
Cash and cash equivalents:
Beginning of year	51,326	52,907
End of quarter	$ 56,889	$ 35,853

Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amount capitalized	$ 919	$ 2,176
Income taxes, net	$ 25	$ 74
Significant non-cash investing and financing activities:
Retirement of fully depreciated assets	$ 5,115	$ 6,101
Reclassification of properties to assets held for sale	$ 2,967	$ 1,643

                 The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we,” and/or “our”), owns and operates Ruby Tuesday® casual dining and Lime Fresh Mexican Grill® (“Lime Fresh”) fast casual restaurants.  We also franchise the Ruby Tuesday and Lime Fresh concepts in selected domestic and international markets.  The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Operating results for the 13-week period ended September 2, 2014 are not necessarily indicative of results that may be expected for the 52-week year ending June 2, 2015.

The Condensed Consolidated Balance Sheet at June 3, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  We have made certain reclassifications to prior year amounts in our Condensed Consolidated Statements of Cash Flows to conform to the current period presentation (all reclassifications were within operating activities).

For further information, refer to the consolidated financial statements and footnotes thereto included in RTI’s Annual Report on Form 10-K for the fiscal year ended June 3, 2014.

NOTE B – INCOME/(LOSS) PER SHARE AND STOCK REPURCHASES

Basic income/(loss) per share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding during each period presented.  Diluted income/(loss) per share gives effect to stock options and restricted stock outstanding during the applicable periods, if dilutive.  The following table reflects the calculation of weighted-average common and dilutive potential common shares outstanding as presented in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) (in thousands, except per share data):

	Thirteen weeks ended
	September 2, 2014	September 3, 2013
Income/(loss) from continuing operations	$2,565	$(21,899)
Loss from discontinued operations	–	(343)
Net income/(loss)	$2,565	$(22,242)

Weighted-average common shares outstanding	60,419	60,026
Dilutive effect of stock options and restricted stock	634	–
Weighted average common and dilutive potential
common shares outstanding	61,053	60,026

Income/(loss) per share – Basic
Income/(loss) from continuing operations	$0.04	$(0.36)
Loss from discontinued operations	–	(0.01)
Net income/(loss) per share	$0.04	$(0.37)

Income/(loss) per share – Diluted
Income/(loss) from continuing operations	$0.04	$(0.36)
Loss from discontinued operations	–	(0.01)
Net income/(loss) per share	$0.04	$(0.37)

Stock options with an exercise price greater than the average market price of our common stock and certain options and restricted shares with unrecognized compensation expense do not impact the computation of diluted income/(loss) per share because the effect would be anti-dilutive.  The following table summarizes stock options and restricted shares that did not impact the computation of diluted income/(loss) per share because their inclusion would have had an anti-dilutive effect (in thousands):

	Thirteen weeks ended
	September 2, 2014	September 3, 2013
Stock options	2,826	3,114*
Restricted shares	8	1,246*
Total	2,834	4,360*
*Due to a net loss from continuing operations for the 13 weeks ended September 3, 2013, all outstanding share-based awards were excluded from the computation of diluted loss per share.

During the first quarter of fiscal 2015, we repurchased an insignificant number of shares of our common stock at a cost of $0.1 million.  As of September 2, 2014, the total number of remaining shares authorized by our Board of Directors to be repurchased was 11.8 million.  All shares repurchased during the current quarter were cancelled as of September 2, 2014.

NOTE C – FRANCHISE PROGRAMS

As of September 2, 2014, our domestic and international franchisees collectively operated 83 Ruby Tuesday restaurants and seven Lime Fresh restaurants.  We do not own any equity interest in our franchisees.

Under the terms of the franchise operating agreements, we charge a royalty fee (generally 4.0% of monthly gross sales for our Ruby Tuesday concept franchisees and 5.25% of monthly gross sales for our Lime Fresh concept franchisees) and require all domestic franchisees to contribute a percentage, 1.5% as of September 2, 2014, of monthly gross sales to a national advertising fund formed to cover their pro rata portion of the production and airing costs associated with our national advertising campaign.  Under the terms of those agreements, we can charge up to 3.0% of monthly gross sales for this national advertising fund.

Advertising amounts received from domestic franchisees are considered by RTI to be reimbursements, recorded on an accrual basis as earned, and have been netted against selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss).

In addition to the advertising fee discussed above, our Ruby Tuesday concept franchise agreements allow us to charge up to a 2.0% support service fee and a 1.5% marketing and purchasing fee.  For the 13 weeks ended September 2, 2014 and September 3, 2013, we recorded $0.5 million and $0.3 million, respectively, in support service and marketing and purchasing fees, which were an offset to Selling, general and administrative, net in our Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss).

NOTE D – DISCONTINUED OPERATIONS

In an effort to focus primarily on the sales turnaround of our core Ruby Tuesday concept and secondly, to improve the financial performance of our Lime Fresh concept, we closed all of our Marlin & Ray’s, Wok Hay, and Truffles restaurants during the fourth quarter of fiscal 2013.  We have classified the results of operations of our Company-owned Marlin & Ray’s, Wok Hay, and Truffles concepts as discontinued operations for the 13 weeks ended September 3, 2013.  The results of operations of our discontinued operations are as follows (in thousands):

Thirteen weeks ended
September 3, 2013
Restaurant sales and operating revenue	$ –
Loss before income taxes	$ (528)
Benefit for income taxes	(185)
Loss from discontinued operations	$ (343)

NOTE E – ACCOUNTS RECEIVABLE

Accounts receivable – current consist of the following (in thousands):

	September 2, 2014	June 3, 2014

Rebates receivable	$895	$930
Amounts due from franchisees	1,820	1,281
Third-party gift card sales	1,041	1,636
Other receivables	775	1,014
	$4,531	$4,861

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

As of September 2, 2014 and June 3, 2014, Other receivables consisted primarily of amounts due from our distributor ($0.3 million and $0.4 million, respectively) and sales and other miscellaneous tax refunds ($0.2 million for both periods).

NOTE F – INVENTORIES

Our merchandise inventory was $12.0 million and $12.9 million as of September 2, 2014 and June 3, 2014, respectively.  In order to ensure adequate supply and competitive pricing, we sometimes purchase lobster in advance of our needs and store it in third-party facilities prior to our distributor taking possession of the inventory.  In anticipation of lower promotional levels, we have utilized substantially all of the lobster on hand as of September 2, 2014 and June 3, 2014.

NOTE G – PROPERTY, EQUIPMENT, ASSETS HELD FOR SALE, OPERATING LEASES, AND SALE-LEASEBACK TRANSACTIONS

Property and equipment, net, is comprised of the following (in thousands):

	September 2, 2014	June 3, 2014
Land	$214,217	$214,277
Buildings	429,217	430,988
Improvements	364,780	365,599
Restaurant equipment	249,569	248,852
Other equipment	85,233	84,876
Construction in progress and other*	22,281	22,246
	1,365,297	1,366,838
Less accumulated depreciation	580,241	571,992
	$785,056	$794,846

* Included in Construction in progress and other as of September 2, 2014 and June 3, 2014 are $16.6 million and $18.4 million, respectively, of assets held for sale that are not classified as such in the Condensed Consolidated Balance Sheets as we do not expect to sell these assets within the next 12 months.  These assets primarily consist of parcels of land upon which we have no intention to build restaurants and closed properties which include a building.

Included within the current assets section of our Condensed Consolidated Balance Sheets at September 2, 2014 and June 3, 2014 are amounts classified as held for sale totaling $7.1 million and $4.7 million, respectively. Assets held for sale primarily consist of parcels of land upon which we have no intention to build restaurants, land and buildings of closed restaurants, and various liquor licenses.  During the 13 weeks ended September 2, 2014, we sold liquor licenses with no carrying value at a gain of $0.3 million.  During the 13 weeks ended September 3, 2013, we sold surplus properties with carrying values of $2.6 million at a loss of $0.1 million.  Cash proceeds, net of broker fees, from these sales totaled $0.3 million and $2.5 million for the 13 weeks ended September 2, 2014 and September 3, 2013, respectively.

Approximately 55% of our 686 Company-owned restaurants are located on leased properties.  Of these, approximately 68% are land leases only; the other 32% are for both land and building.  The initial terms of these leases expire at various dates over the next 22 years.  These leases may also contain required increases in minimum rent at varying times during the lease term and have options to extend the terms of the leases at a rate that is included in the original lease agreement.  Most of our leases require the payment of additional (contingent) rent that is based upon a percentage of restaurant sales above agreed upon sales levels for the year.  These sales levels vary for each restaurant and are established in the lease agreements.  We recognize contingent rental expense (in annual as well as interim periods) prior to the achievement of the specified target that triggers the contingent rental expense, provided that achievement of that target is considered probable.

During the 13 weeks ended September 3, 2013, we completed sale-leaseback transactions of the land and building for three Company-owned Ruby Tuesday concept restaurants for gross cash proceeds of $5.9 million, exclusive of transaction costs of approximately $0.3 million.  Equipment was not included.  The carrying value of the properties sold was $4.8 million.  The leases have been classified as operating leases and have initial terms of 15 years, with renewal options of up to 20 years following a rent reset based on fair market value at the end of the initial term.  Net proceeds from fiscal 2014’s sale-leaseback transactions were used for general corporate purposes, including debt payments and the repurchase of shares of our common stock.

We realized gains on these transactions during the 13 weeks ended September 3, 2013 of $0.8 million, which have been deferred and are being recognized on a straight-line basis over the initial terms of the leases.  The current portion of the deferred gains on all sale-leaseback transactions was $1.1 million as of both September 2, 2014 and June 3, 2014, and is included in Accrued liabilities – Rent and other in our Condensed Consolidated Balance Sheets.  The long-term portion of the deferred gains on all sale-leaseback transactions was $12.7 million and $13.0 million as of September 2, 2014 and June 3, 2014, respectively, and is included in Other deferred liabilities in our Condensed Consolidated Balance Sheets.  Amortization of the deferred gains of $0.3 million is included within Other restaurant operating costs in our Condensed Consolidated Statement of Operations and Comprehensive Income/(Loss) for both of the 13-week periods ended September 2, 2014 and September 3, 2013.

NOTE H – LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

	September 2, 2014	June 3, 2014

Senior unsecured notes	$215,000	$215,000
Unamortized discount	(2,420)	(2,503)
Senior unsecured notes less unamortized discount	212,580	212,497
Revolving credit facility	–	–
Mortgage loan obligations	44,720	45,993
Capital lease obligations	212	201
	257,512	258,691
Less current maturities	4,851	4,816
	$252,661	$253,875

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

Under the terms of our December 2013 four-year revolving credit agreement (the “Senior Credit Facility” discussed below) we are allowed, under certain circumstances, to repurchase up to $20.0 million of the Senior Notes in any fiscal year.  We did not repurchase any Senior Notes during the quarter ended September 2, 2014.  The balance on the Senior Notes was $215.0 million at September 2, 2014.

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

As security for the Senior Credit Facility, we granted the lenders liens and security interests in substantially all of the shares of capital stock of the Company and each of our present and future subsidiaries, substantially all of the personal property of the Company and each of our present and future subsidiaries, and the real property, improvements, and fixtures of 49 Ruby Tuesday restaurants.  The real property, improvements, and fixtures of the 49 restaurants pledged as collateral appraised at $101.4 million at the time of the transaction and have a September 2, 2014 net book value of $80.8 million.

Under the Senior Credit Facility, we had no borrowings outstanding at September 2, 2014.  After consideration of letters of credit outstanding, we had $37.5 million available under the Senior Credit Facility as of September 2, 2014.

The Senior Credit Facility contains a number of customary affirmative and negative covenants that, among other things, limit or restrict our ability to incur liens, engage in mergers or other fundamental changes, make acquisitions, investments, loans and advances, pay dividends or other distributions, sell or otherwise dispose of certain assets, engage in certain transactions with affiliates, enter into burdensome agreements or certain hedging agreements, amend organizational documents, change accounting practices, incur additional indebtedness and prepay other indebtedness.  In addition, under the Senior Credit Facility, we are required to comply with financial covenants relating to the maintenance of a maximum leverage ratio and a minimum fixed charge coverage ratio.  The terms of the Senior Credit Facility require us to maintain a maximum leverage ratio of no more than 5.00 to 1.0 and a minimum fixed charge coverage ratio of 1.30 to 1.0 for the quarter ended September 2, 2014.  The minimum required ratios fluctuate thereafter as provided in the Senior Credit Facility.

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

Our $44.7 million in mortgage loan obligations as of September 2, 2014 consists of various loans acquired upon franchise acquisitions.  These loans, which mature between January 2015 and November 2022, have balances which range from negligible to $7.6 million and interest rates of 7.60% to 10.92%.  Many of the properties acquired from franchisees collateralize the loans outstanding.

NOTE I – CLOSURES AND IMPAIRMENTS EXPENSE

Closures and impairments expense includes the following for the thirteen weeks ended September 2, 2014 and September 3, 2013 (in thousands):
	September 2, 2014	September 3, 2013

Closures and impairments from continuing operations
Property impairments	$1,056	$4,930
Closed restaurant lease reserves	466	2,595
Other closing expense	233	468
(Gain)/loss on sale of surplus properties	(273)	40
Closures and impairments, net	$1,482	$8,033

Closures and impairments from discontinued operations		$518

A rollforward of our reserve for future lease obligations associated with closed properties is as follows (in thousands):
Reserve for Lease Obligations
Balance at June 3, 2014	$10,873
Closing expense including rent and other lease charges	466
Payments	(1,326)
Other adjustments	13
Balance at September 2, 2014	$10,026

The amounts comprising future lease obligations in the table above are estimated using certain assumptions, including the period of time it will take to settle the lease with the landlord or find a suitable sublease tenant, and the amount of actual future cash payments could differ from our recorded lease obligations.  Of the total future lease obligations included in the table above, $9.7 million and $10.5 million are included within the Accrued liabilities – Rent and other caption in our Consolidated Balance Sheets as of September 2, 2014 and June 3, 2014, respectively.  For the remainder of fiscal 2015 and beyond, our focus will be on obtaining settlements, or subleases as necessary, on as many of these leases as possible and these settlements could be higher or lower than the amounts recorded.  The actual amount of any cash payments made by the Company for lease contract termination costs will be dependent upon ongoing negotiations with the landlords of the leased restaurant properties.

At September 2, 2014, we had 57 restaurants that had been open more than one year with rolling 12-month negative cash flows of which 36 have been impaired to salvage value.  Of the 21 which remained, we reviewed the plans to improve cash flows at each of the restaurants and determined that no impairment was necessary.  The remaining net book value of these 21 restaurants, eight of which are located on owned properties, was $24.1 million at September 2, 2014.

Should cash flows at these restaurants not improve within a reasonable period of time, further impairment charges are possible.  Considerable management judgment is necessary to determine to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs, salvage value, and sublease income.  Accordingly, actual results could vary significantly from our estimates.

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

Minimum funding for the Retirement Plan is determined in accordance with the guidelines set forth in employee benefit and tax laws.  From time to time we may contribute additional amounts as we deem appropriate.  We estimate that we will be required to make contributions totaling $0.4 million to the Retirement Plan during the remainder of fiscal 2015.

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

Included in our Condensed Consolidated Balance Sheets as of September 2, 2014 and June 3, 2014 are amounts within Accrued liabilities: Payroll and related costs of $3.3 million as of both dates and amounts within Other deferred liabilities of $32.4 million and $32.5 million, respectively, relating to our three defined benefit pension plans.

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

The following tables detail the components of net periodic benefit costs and the amounts recognized in our Condensed Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the “Pension Plans”) and the Postretirement Medical and Life Benefits plans (in thousands):
	Pension Benefits
	Thirteen weeks ended
	September 2, 2014	September 3, 2013
Service cost	$ 75	$ 89
Interest cost	443	434
Expected return on plan assets	(124)	(111)
Recognized actuarial loss	430	428
Net periodic benefit cost	$ 824	$ 840

	Postretirement Medical and Life Benefits
	Thirteen weeks ended
	September 2, 2014	September 3, 2013
Service cost	$ 1	$ 3
Interest cost	12	17
Amortization of prior service cost (a)	–	(11)
Recognized actuarial loss	33	61
Net periodic benefit cost	$ 46	$ 70

(a)	Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

During the 13 weeks ended September 2, 2014 and September 3, 2013, we reclassified recognized actuarial losses and amortized prior service costs out of accumulated other comprehensive loss and into pension expense, which is included in Selling, general and administrative, net within our Condensed Consolidated Statements of Operations, as follows (in thousands):

	Thirteen weeks ended
	September 2, 2014	September 3, 2013
Recognized actuarial loss	$463	$489
Amortization of prior service cost	–	(11)
Pension liability reclassification	$463	$478

Accumulated other comprehensive loss in our Condensed Consolidated Balance Sheets as of September 2, 2014 and June 3, 2104 was $10.4 million and $10.9 million, respectively.  The change in accumulated other comprehensive loss during the 13 weeks ended September 2, 2014 was attributable to $0.5 million of recognized actuarial losses related to our pension plans.

We also sponsor two defined contribution retirement savings plans. Information regarding these plans is included in our Annual Report on Form 10-K for the fiscal year ended June 3, 2014.

Executive Separations
On June 26, 2014, our then Executive Vice President, Chief Financial Officer separated employment with the Company.  Additionally, our Senior Vice President, Chief Development Officer departed the Company on July 24, 2014.  During the 13 weeks ended September 2, 2014, we recorded severance expense and made severance payments of $0.3 million in connection with the separation agreements for these former executives.

As of September 2, 2014, liabilities of $0.5 million and $0.1 million, representing unpaid obligations in connection with the staff reductions, were included within Accrued liabilities: Payroll and related costs and Other deferred liabilities, respectively, in our Condensed Consolidated Balance Sheet.  A roll forward of our obligations in connection with employee separations is as follows (in thousands):

Balance at June 3, 2014	$1,055
Employee severance and unused vacation accruals	569
Cash payments	(1,013)
Balance at September 2, 2014	$611

See Note L to the Condensed Consolidated Financial Statements for discussion of the impact of executive separations to our share-based employee compensation costs.

NOTE K – INCOME TAXES

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  The guidance requires an entity to present its deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward net of unrecognized tax benefits when settlement in this manner is available under the tax law, which would be based on facts and circumstances as of the balance sheet reporting date and would not consider future events.  Gross presentation of an unrecognized tax benefit will still be required in the notes to the financial statements.  We adopted ASU 2013-11 on a prospective basis during the first quarter of fiscal 2015.  The adoption of this standard in the first quarter of fiscal 2015 resulted in a reclassification of $5.0 million of our liability for unrecognized tax benefits against our deferred tax assets.

Under Accounting Standards Codification 740 (“ASC 740”), companies are required to apply their estimated annual tax rate on a year-to-date basis in each interim period.  Under ASC 740, companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable.  In this situation, the interim tax rate should be based on the actual year-to-date results.  Due to changes in our projections, which have fluctuated as we work through our brand repositioning, a reliable projection of our annual effective rate has been difficult to determine.  As such, we recorded a tax provision for the first quarter of fiscal 2015 based on the actual year-to-date results, in accordance with ASC 740.

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

Prior to the fourth quarter of fiscal 2013, we concluded that objective and subjective positive evidence outweighed negative evidence, and it was more likely than not we would realize all of our federal and most of our state deferred tax assets, except for loss carryforwards in certain states that have had cumulative losses and/or relatively short carryforward periods and annual limits of loss carryforward that is available for use to offset future taxable income.   During the fourth quarter of fiscal 2013, we recorded a valuation allowance following the conclusion that the negative evidence outweighed the positive evidence.

We recorded a tax benefit from continuing operations of $2.6 million during the first quarter of fiscal 2015, compared to a tax benefit from continuing operations of $5.2 million in the prior year quarter.  Included in our $2.6 million tax benefit from continuing operations for the quarter ended September 2, 2014 was a benefit of $3.2 million representing an immaterial prior period correction to our deferred tax asset valuation allowance.

Our valuation allowance for deferred tax assets totaled $53.8 million and $54.6 million as of September 2, 2014 and June 3, 2014, respectively.

We had a gross liability for unrecognized tax benefits, exclusive of accrued interest and penalties, of $6.7 million and $7.0 million as of September 2, 2014 and June 3, 2014, respectively. As of September 2, 2014 and June 3, 2014, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate was $2.4 million and $2.6 million, respectively. The liability for unrecognized tax benefits as of September 2, 2014 includes $0.3 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations and negotiations with tax authorities.

Interest and penalties related to unrecognized tax benefits are recognized as components of income tax expense.  As of September 2, 2014 and June 3, 2014, we had accrued $0.4 million and $0.5 million, respectively, for the payment of interest and penalties.  During the first quarter of fiscal 2014, accrued interest and penalties decreased by an insignificant amount.

At September 2, 2014, we are no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2011, and with few exceptions, state and local examinations by tax authorities prior to fiscal year 2011.

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

At September 2, 2014, we had reserved a total of 4,469,000 and 77,000 shares of common stock for the SIP and 1996 SIP, respectively.  Of the reserved shares at September 2, 2014, 2,517,000 and 77,000 were subject to options outstanding for the SIP and 1996 SIP, respectively.  Stock option exercises are settled with the issuance of new shares.  Net shares of common stock available for issuance at September 2, 2014 under the SIP and 1996 SIP were 1,952,000 and negligible, respectively.

Stock Options
The following table summarizes the activity in options for the 13 weeks ended September 2, 2014 under these stock option plans (in thousands, except per-share data):

	Options	Weighted Average Exercise Price
Service-based vesting:
Balance at June 3, 2014	1,953	$8.66
Granted	810	5.91
Exercised	–	–
Forfeited	(31)	9.35
Balance at September 2, 2014	2,732	$7.84
Exercisable	1,308	$8.72

Market-based vesting:
Balance at June 3, 2014	735	$8.82
Forfeited	(120)	9.34
Balance at September 2, 2014	615	$8.72
Exercisable	–	$–

At September 2, 2014, there was approximately $3.4 million of unrecognized pre-tax compensation expense related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of 1.7 years.

During the first quarter of fiscal 2015, we granted 810,000 service-based stock options to certain employees under the terms of the SIP.  The stock options awarded vest in equal annual installments over a three-year period following grant of the award, and have a maximum life of seven years.  There are no performance-based vesting requirements associated with these stock options.

Restricted Stock
The following table summarizes our restricted stock activity for the 13 weeks ended September 2, 2014 (in thousands, except per-share data):

		Weighted-Average
	Restricted	Grant-Date
Performance-based vesting:	Stock	Fair Value
Unvested at June 3, 2014	68	$ 7.81
Granted	–	–
Vested	–	–
Forfeited	–	–
Unvested at September 2, 2014	68	$ 7.81

		Weighted-Average
	Restricted	Grant-Date
Service-based vesting:	Stock	Fair Value
Unvested at June 3, 2014	1,008	$ 8.11
Granted	449	6.04
Vested	(95)	8.63
Forfeited	(2)	7.81
Unvested at September 2, 2014	1,360	$ 7.39

The fair values of the restricted stock awards reflected above were based on the fair market value of our common stock at the time of grant.  At September 2, 2014, unrecognized compensation expense related to restricted stock grants expected to vest totaled approximately $5.4 million and will be recognized over a weighted average vesting period of approximately 1.7 years.

During the first quarter of fiscal 2015, we granted 449,000 shares of service-based restricted stock to certain employees under the terms of the SIP and 1996 SIP, 368,000 of which will cliff vest 2.5 years following the grant date and 81,000 of which will vest in three equal installments over a three-year period following the date of grant.

Share-based compensation expense of $1.7 million is included within Selling, general, and administrative, net in our Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for both the 13 weeks ended September 2, 2014 and September 3, 2013.

NOTE M – SEGMENT REPORTING

Our President and Chief Executive Officer, who is our chief operating decision maker, with the assistance of our senior management, reviews discrete financial information for both the Ruby Tuesday and Lime Fresh restaurant concepts to assess performance and allocate resources.  We consider the Ruby Tuesday and Lime Fresh concepts to be our reportable segments as we do not believe they have similar economic and other characteristics to be aggregated into a single reportable segment.  Financial results by reportable segment for the 13 weeks ended September 2, 2014 and September 3, 2013 are as follows (in thousands):

	Thirteen weeks ended
	September 2, 2014	September 3, 2013
Revenues:
Ruby Tuesday concept	$276,043	$284,022
Lime Fresh concept	5,139	5,652
Total revenues	$281,182	$289,674

Segment profit:
Ruby Tuesday concept	$30,389	$9,851
Lime Fresh concept	(176)	(2,454)
Total segment profit	$30,213	$7,397

Depreciation and amortization:
Ruby Tuesday concept	$12,263	$13,792
Lime Fresh concept	423	499
Support center and other	552	583
Total depreciation and amortization	$13,238	$14,874

Capital expenditures:
Ruby Tuesday concept	$6,341	$8,242
Lime Fresh concept	49	2,366
Support center and other	587	551
Total capital expenditures	$6,977	$11,159

Total assets by reportable segment as of September 2, 2014 and June 3, 2014 are as follows (in thousands):

	September 2, 2014	June 3, 2014
Total assets:
Ruby Tuesday concept	$816,194	$824,293
Lime Fresh concept	14,522	15,203
Support center and other	120,032	116,931
Total assets	$950,748	$956,427

The following is a reconciliation of segment profit to loss from continuing operations before taxes for the 13 weeks ended September 2, 2014 and September 3, 2013 (in thousands):

	Thirteen weeks ended
	September 2, 2014	September 3, 2013
Segment profit	$ 30,213	$ 7,397
Less:
Depreciation and amortization	(13,238)	(14,874)
Unallocated general and administrative expenses	(10,962)	(11,897)
Interest expense, net	(5,422)	(6,753)
Preopening expenses	(89)	(354)
Other expense, net	(571)	(571)
Loss from continuing operations before income taxes	$ (69)	$ (27,052)

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

On April 17, 2012, a wage and hour case styled Guttentag, et al vs. Ruby Tuesday, Inc. was filed in the United States District Court, Southern District of New York.  The named plaintiffs, and five additional former employees who have joined the suit as opt-in plaintiffs, alleged that the Company violated the Fair Labor Standards Act and state wage and hour laws in New York and Florida.  Plaintiffs filed their motion for conditional certification on March 8, 2013, which sought a nationwide putative class of all current and former servers, bartenders, and food runners who worked for the Company for the three-year period prior to the filing of the lawsuit.  On June 11, 2013, the court entered an order granting conditional certification of the nationwide class requested by plaintiffs, but for the time frame of June 11, 2010 to the present.  Notice of the lawsuit and the right to opt-in was mailed to the putative class members in November 2013, and approximately 5%, or about 4,170 of the putative class members, filed consents to opt-in.  The parties have been engaged in mediation and recently reached a preliminary settlement agreement that, when approved by the court, will resolve the lawsuit and result in its dismissal with prejudice.  The total settlement sum is $3.0 million, and would cover the claims of all named and opt-in plaintiffs, including plaintiffs’ claims for costs and attorneys’ fees.  Accordingly, included within Accrued liabilities – Rent and other in our September 2, 2014 Condensed Consolidated Balance Sheet is a $3.0 million accrual in connection with this case.

On October 2, 2014, the court granted the motion to approve the settlement without modification.  After a thirty-day appeals period runs without the filing of any appeals, and none are anticipated, the settlement agreement will become effective, final, and binding.  At that point, the Company has an obligation to fund at least $2.0 million of the settlement fund within 21 days.  The Company can defer, at its option, funding the remaining $1.0 million for up to another 90 days, but will incur an obligation to pay 8% per annum simple interest on any amount deferred for the deferral period.  Per the court's approval order, the case has now been dismissed with prejudice, subject to the court retaining jurisdiction to enforce the terms of the settlement agreement.

NOTE O – FAIR VALUE MEASUREMENTS

The following table presents the fair value of financial assets and liabilities measured on a recurring basis and the level within the fair value hierarchy in which the measurements fall (in thousands):

	Level	September 2, 2014	June 3, 2014
Deferred compensation plan: other investments – Assets	1	$8,808	$8,930
Deferred compensation plan: other investments – Liabilities	1	(8,808)	(8,930)
Deferred compensation plan: RTI common stock – Equity	1	455	622
Deferred compensation plan: RTI common stock – Equity	1	(455)	(622)
Total		$–	$–

During the 13 weeks ended September 2, 2014 there were no transfers among levels within the fair value hierarchy.

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

The following table presents the fair value of assets measured on a non-recurring basis during the quarter ended September 2, 2014 and the level within the fair value hierarchy in which the measurements fall (in thousands):

	Fair Value Measurements
	Level	September 2, 2014
Long-lived assets held for sale	2	$2,525
Long-lived assets held for use	2	37
Total		$2,562

The following table presents losses recognized during the 13 weeks ended September 2, 2014 and September 3, 2013 resulting from non-recurring fair value measurements.  The losses associated with continuing operations are included in Closures and impairments, net and the losses associated with discontinued operations are included in Loss from discontinued operations, net of tax in our Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) (in thousands):

	13 weeks ended
	September 2, 2014	September 3, 2013
Included within continuing operations
Long-lived assets held for sale	$599	$269
Long-lived assets held for use	457	4,661
Total	$1,056	$4,930

Included within discontinued operations		$153

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

Our financial instruments at September 2, 2014 and June 3, 2014 consisted of cash and cash equivalents, accounts receivable and payable, long-term debt, and letters of credit.  The fair value of cash and cash equivalents and accounts receivable and payable approximated carrying value due to the short-term nature of these instruments.  The carrying value and fair value of our other financial instruments not measured at fair value on a recurring basis, however subject to fair value disclosures, are as follows (in thousands):

	September 2, 2014		June 3, 2014
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt and capital leases	$ 257,512	$ 264,196	$ 258,691	$ 263,526
Letters of credit	–	408	–	405

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

Condensed Consolidating Balance Sheet
As of September 2, 2014
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$56,573	$316	$–	$56,889
Accounts receivable	1,568	2,963	–	4,531
Inventories	14,260	5,734	–	19,994
Income tax receivable	142,065	–	(140,334)	1,731
Deferred income taxes	(1,889)	3,213	–	1,324
Other current assets	17,236	3,112	–	20,348
Total current assets	229,813	15,338	(140,334)	104,817

Property and equipment, net	580,924	204,132	–	785,056
Investment in subsidiaries	134,922	–	(134,922)	–
Due from/(to) subsidiaries	73,041	217,057	(290,098)	–
Other assets	48,399	12,476	–	60,875
Total assets	$1,067,099	$449,003	$(565,354)	$950,748

Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable	$19,177	$3,944	$–	$23,121
Accrued and other current liabilities	49,406	33,963	–	83,369
Current maturities of long-term debt,
including capital leases	(347)	5,198	–	4,851
Income tax payable	–	140,334	(140,334)	–
Total current liabilities	68,236	183,439	(140,334)	111,341

Long-term debt and capital leases,
less current maturities	213,139	39,522	–	252,661
Deferred income taxes	(1,078)	4,656	–	3,578
Due to/(from) subsidiaries	217,057	73,041	(290,098)	–
Other deferred liabilities	103,812	13,423	–	117,235
Total liabilities	601,166	314,081	(430,432)	484,815

Shareholders’ equity:
Common stock	619	–	–	619
Capital in excess of par value	77,960	–	–	77,960
Retained earnings	397,791	134,922	(134,922)	397,791
Accumulated other comprehensive loss	(10,437)	–	–	(10,437)
Total shareholders’ equity	465,933	134,922	(134,922)	465,933

Total liabilities & shareholders’ equity	$1,067,099	$449,003	$(565,354)	$950,748

Condensed Consolidating Balance Sheet
As of June 3, 2014
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$51,012	$314	$–	$51,326
Accounts receivable	1,725	3,136	–	4,861
Inventories	15,114	6,060	–	21,174
Income tax receivable	138,524	–	(136,391)	2,133
Deferred income taxes	(548)	3,945	–	3,397
Other current assets	14,610	2,289	–	16,899
Total current assets	220,437	15,744	(136,391)	99,790

Property and equipment, net	587,783	207,063	–	794,846
Investment in subsidiaries	158,266	–	(158,266)	–
Due from/(to) subsidiaries	78,612	243,665	(322,277)	–
Other assets	48,780	13,011	–	61,791
Total assets	$1,093,878	$479,483	$(616,934)	$956,427

Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable	$20,545	$5,656	$–	$26,201
Accrued and other current liabilities	46,450	36,356	–	82,806
Current maturities of long-term debt,
including capital leases	(341)	5,157		4,816
Income tax payable	–	136,391	(136,391)	–
Total current liabilities	66,654	183,560	(136,391)	113,823

Long-term debt and capital leases,
less current maturities	213,039	40,836	–	253,875
Deferred income taxes	(445)	3,945	–	3,500
Due to/(from) subsidiaries	243,665	78,612	(322,277)	–
Other deferred liabilities	109,756	14,264	–	124,020
Total liabilities	632,669	321,217	(458,668)	495,218

Shareholders’ equity:
Common stock	614	–	–	614
Capital in excess of par value	76,269	–	–	76,269
Retained earnings	395,226	158,266	(158,266)	395,226
Accumulated other comprehensive loss	(10,900)	–	–	(10,900)
Total shareholders’ equity	461,209	158,266	(158,266)	461,209

Total liabilities & shareholders’ equity	$1,093,878	$479,483	$(616,934)	$956,427

Condensed Consolidating Statement of Operations and
Comprehensive Income
For the Thirteen Weeks Ended September 2, 2014
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$202,551	$76,906	$–	$279,457
Franchise revenue	146	1,579	–	1,725
	202,697	78,485	–	281,182

Operating costs and expenses:
Cost of goods sold	54,530	20,617	–	75,147
Payroll and related costs	68,042	27,800	–	95,842
Other restaurant operating costs	43,412	16,387	–	59,799
Depreciation	9,387	3,271	–	12,658
Selling, general, and administrative	20,221	10,680	–	30,901
Intercompany selling, general, and
administrative allocations	11,142	(11,142)	–	–
Closures and impairments	1,231	251	–	1,482
Equity in earnings of subsidiaries	(7,781)	–	7,781	–
Interest expense, net	4,511	911	–	5,422
Intercompany interest expense/(income)	2,892	(2,892)	–	–
	207,587	65,883	7,781	281,251

(Loss)/income before income taxes	(4,890)	12,602	(7,781)	(69)
(Benefit)/provision for income taxes	(7,455)	4,821	–	(2,634)

Net income	$2,565	$7,781	$(7,781)	$2,565

Other comprehensive income:
Pension liability reclassification, net of tax	463	–	–	463
Total comprehensive income	$3,028	$7,781	$(7,781)	$3,028

Condensed Consolidating Statement of Operations and
Comprehensive (Loss)/Income
For the Thirteen Weeks Ended September 3, 2013
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$210,082	$78,010	$–	$288,092
Franchise revenue	21	1,561	–	1,582
	210,103	79,571	–	289,674

Operating costs and expenses:
Cost of goods sold	58,527	21,411	–	79,938
Payroll and related costs	73,526	29,207	–	102,733
Other restaurant operating costs	48,402	19,132	–	67,534
Depreciation	10,364	3,845	–	14,209
Selling, general, and administrative	25,994	11,021	–	37,015
Intercompany selling, general, and
administrative allocations	14,763	(14,763)	–	–
Closures and impairments	5,165	2,868	–	8,033
Equity in earnings of subsidiaries	(4,525)	–	4,525	–
Interest expense, net	5,060	1,693	–	6,753
Intercompany interest expense/(income)	3,185	(3,185)	–	–
Loss on extinguishment of debt	511	–	–	511
	240,972	71,229	4,525	316,726

(Loss)/income from continuing operations
before income taxes	(30,869)	8,342	(4,525)	(27,052)
(Benefit)/provision for income taxes from
continuing operations	(8,970)	3,817	–	(5,153)
(Loss)/income from continuing operations	(21,899)	4,525	(4,525)	(21,899)

Loss from discontinued operations, net of tax	(343)	–	–	(343)
Net (loss)/income	$(22,242)	$4,525	$(4,525)	$(22,242)

Other comprehensive income:
Pension liability reclassification, net of tax	478	–	–	478
Total comprehensive (loss)/income	$(21,764)	$4,525	$(4,525)	$(21,764)

Condensed Consolidating Statement of Cash Flows
For the Thirteen Weeks Ended September 2, 2014
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$37,370	$33,445	$(57,733)	$13,082

Investing activities:
Purchases of property and equipment	(5,717)	(1,260)	–	(6,977)
Proceeds from disposal of assets	250	23	–	273
Other, net	370	135	–	505
Net cash used by investing activities	(5,097)	(1,102)	–	(6,199)

Financing activities:
Principal payments on long-term debt	11	(1,216)	–	(1,205)
Stock repurchases	(55)	–	–	(55)
Payments for debt issuance costs	(60)	–	–	(60)
Intercompany transactions	(26,608)	(31,125)	57,733	–
Net cash used by financing activities	(26,712)	(32,341)	57,733	(1,320)

Increase in cash and cash equivalents	5,561	2	–	5,563
Cash and cash equivalents:
Beginning of year	51,012	314	–	51,326
End of quarter	$56,573	$316	$–	$56,889

Condensed Consolidating Statement of Cash Flows
For the Thirteen Weeks Ended September 3, 2013
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$(7,987)	$25,540	$(8,689)	$8,864

Investing activities:
Purchases of property and equipment	(7,850)	(3,309)	–	(11,159)
Proceeds from sale-leaseback transactions, net	5,637	–	–	5,637
Proceeds from disposal of assets	1,525	1,023	–	2,548
Other, net	205	–	–	205
Net cash used by investing activities	(483)	(2,286)	–	(2,769)

Financing activities:
Principal payments on long-term debt	(12,941)	(11,343)	–	(24,284)
Stock repurchases	(540)	–	–	(540)
Proceeds from exercise of stock options	1,419	–	–	1,419
Excess tax benefits from share-based
compensation	256	–	–	256
Intercompany transactions	3,186	(11,875)	8,689	–
Net cash used by financing activities	(8,620)	(23,218)	8,689	(23,149)

Decrease in cash and cash equivalents	(17,090)	36	–	(17,054)
Cash and cash equivalents:
Beginning of year	52,635	272	–	52,907
End of quarter	$35,545	$308	$–	$35,853

NOTE Q – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted During Fiscal 2015
As discussed further in Note K to the Condensed Consolidated Financial Statements, we adopted ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists during the first quarter of fiscal 2015.

Accounting Pronouncements Not Yet Adopted
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances.  The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter (our fiscal 2017).  Early application is permitted.  We do not believe the adoption of this guidance will have a significant impact on our Condensed Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The ASU is a jointly converged standard between the FASB and the International Accounting Standards Board, and will replace almost all existing revenue recognition guidance, including industry specific guidance, upon its effective date. The standard’s core principle is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 also enhances disclosures about revenue, provides guidance for transactions that were not addressed comprehensively in previous guidance, and improves guidance for multiple-element arrangements. The standard permits the use of either the retrospective or cumulative effect transition method.  The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 (our fiscal 2018 first quarter).  We have not yet selected a transition method and are currently evaluating the impact of this guidance on our Condensed Consolidated Financial Statements.

NOTE R – SUBSEQUENT EVENTS

Subsequent to September 2, 2014, we prepaid and retired three mortgage loan obligations with a September 2, 2014 aggregate balance of $3.9 million using cash on hand.  Additionally, we paid $0.4 million in prepayment premiums in connection with the retirement of these obligations.

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

General:

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”), owns and operates Ruby Tuesday® casual dining and Lime Fresh Mexican Grill® (“Lime Fresh”) fast casual restaurants.  As of September 2, 2014, we owned and operated 666, and franchised 83, Ruby Tuesday restaurants.  Ruby Tuesday restaurants can be found in 45 states, the District of Columbia, 12 foreign countries, and Guam.

As of September 2, 2014, there were 20 Company-owned and operated Lime Fresh restaurants, as well as seven domestic Lime Fresh restaurants operated by franchisees.

Overview and Strategies

The bar and grill segment of the casual dining industry in which we primarily operate is intensely competitive with respect to prices, services, convenience, locations, employees, advertising and promotion, and the types and quality of food.  We compete with other food service operations, including locally-owned restaurants, and other national and regional restaurant chains that offer similar types of services and products as we do.  We continue to believe there are opportunities to grow our business, strengthen our competitive position, enhance our profitability, and create value through the execution of the following strategies:

Enhance Sales and Margins Through Repositioning of Our Core Brand
We are in the process of executing a strategic brand transformation of the Ruby Tuesday concept which we believe will result in a more energetic, affordable, and broadly appealing brand.  We further believe the execution of this strategy provides opportunities for increased customer counts, same-restaurant sales growth, and increased shareholder value.  Our brand transformation is supported by four key pillars: core menu transformation, service and atmosphere enhancements, and communication.  As part of our transformation strategy, we have taken what we believe to be meaningful steps to improve our food, customer experience, organizational capabilities, and business model.  We have worked aggressively to transform our menu and, through successive menu launches throughout the past year, we introduced new menu platforms and offerings that provide a compelling value throughout the menu at a wide-range of price points.  Enhancing our service and atmosphere are also critical components of our brand transformation strategy.  As we introduced new menu and culinary platforms, we also simplified recipes and operational processes which we believe resulted in better and more consistent food and service execution.  Most recently, we introduced more casual and colorful new team uniforms and have a new menu design, both of which better reflect our brand personality.  We believe these changes have combined to deliver improved customer service and create a more energetic dining atmosphere for our customers.  The fourth pillar of our brand transformation strategy is our communication and marketing programs.  Historically our marketing strategy has primarily focused on print promotions, digital media and local marketing programs, with a minimal amount spent on television.  Over the past year, we have deployed what we believe to be a more balanced marketing program comprised of a mixture of national cable television advertising supported with direct mail and other print and electronic promotions.  Our television advertising is designed to reshape consumer perceptions of the Ruby Tuesday brand, by showcasing our brand personality in a fresh and energetic way, featuring compelling new food products, highlighting the freshness and variety of our Garden Bar, and effectively communicating value and affordability.  The four key areas of menu, service, atmosphere, and communication will continue to be foundational drivers of our brand transformation and key to building a stronger business model.

Focus on Low-Capital Intensive Potential Growth in the Fast Casual Sector
We have been focused on growing our Company in a low-capital intensive manner through Lime Fresh, our Mexican fast casual concept.  We initially opened Lime Fresh restaurants under a licensing agreement and, after over a year of experience that enabled us to better understand the concept’s positioning and potential in the high-quality fast casual segment, we acquired the business in fiscal 2012 since we believed we could more effectively grow the concept if we owned it.  The fast casual segment of our industry is a growing segment where demand has historically exceeded supply, and we believe opening smaller, inline locations under the Lime Fresh brand provides a low-capital intensive potential growth option for us.  While the concept is still in its early stages, we believe it has the potential to generate attractive returns for us if we are able to realize our revenue and profitability targets.  Over the last fiscal year, we have made improvements to the business model, which include menu improvements, including better flavor profiles and increased portion size of our proteins, as well as improvements in cost of goods sold, labor productivity, and site selection criteria.

Enhancing Our Business Model
Over the past year, we made significant progress towards lowering our overall cost structure with identified reductions in cost of goods sold and selling, general, and administrative expenses that are estimated to result in annualized savings of $6.0 million and $7.0 million, respectively.  We are in the process of implementing enhanced business processes and capabilities, such as new platforms for guest count forecasting, labor management, and food waste management that should benefit our business model and result in a better guest experience and improved profitability.  We believe there is opportunity to further improve our business model with a continued focus on improving our restaurant-level returns and through a continued focus on lowering our overall cost structure through the implementation of business technology platforms.

Strengthen our Balance Sheet to Facilitate Growth and Value Creation
During the second quarter of fiscal 2014, we entered into a four-year $50.0 million revolving credit agreement (the “Senior Credit Facility”).  Our Senior Credit Facility, which is secured by substantially all of the shares of capital stock of the Company’s subsidiaries, real property, improvements and fixtures of 49 Ruby Tuesday restaurants, and substantially all of the personal property of the Company and each of its present and future subsidiaries, was obtained to provide access to capital for general corporate purposes and provides us with more covenant flexibility than our previous revolving credit facility.  The Senior Credit Facility has a $35.0 million accordion feature which provides us with additional liquidity if needed.  Aside from the $12.5 million allocated to letters of credit issued primarily in conjunction with our insurance programs, the $50.0 million revolving Senior Credit Facility has remained undrawn.

Our objective over the next several years is to continue to reduce outstanding debt levels in order to lower our leverage and focus on prudent restaurant development.  Our success in the key strategic initiatives outlined above should enable us to improve both our return on assets and return on equity, and to create additional shareholder value.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make subjective or complex judgments that may affect the reported financial condition and results of operations.  We base our estimates on historical experience and other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We continually evaluate the information used to make these estimates as our business and the economic environment changes.

Results of Operations:

The following is an overview of our results of operations for the 13-week period ended September 2, 2014:

Net income was $2.6 million for the 13 weeks ended September 2, 2014 compared to a net loss of $22.2 million for the same quarter of the previous year.  Diluted earnings per share for the fiscal quarter ended September 2, 2014 was $0.04 compared to a diluted loss per share of $0.37 for the corresponding period of the prior year as a result of the decrease in net loss as discussed below.

During the 13 weeks ended September 2, 2014:

•	Same-restaurant sales* at Company-owned Ruby Tuesday restaurants increased 1.1%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants increased 6.0%.

•	Two Company-owned Ruby Tuesday restaurants were closed;

•	One franchised Lime Fresh restaurant was opened;

•	Four franchised Ruby Tuesday restaurants were opened;

•
Michael O. Moore stepped down as our Chief Financial Officer on June 26, 2014 and Jill M. Golder was appointed Executive Vice President, Chief Financial Officer, and Treasurer on the same date.  Mr. Moore left the Company on August 4, 2014; and

•	Jeffrey C. Wood, our former Senior Vice President and Chief Development Officer, left the Company on July 24, 2014.

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

	Thirteen weeks ended
	September 2,	September 3,
	2014	2013
Revenue:
Restaurant sales and operating revenue	99.4%	99.5%
Franchise revenue	0.6	0.5
Total revenue	100.0	100.0
Operating costs and expenses:
Cost of goods sold (1)	26.9	27.7
Payroll and related costs (1)	34.3	35.7
Other restaurant operating costs (1)	21.4	23.4
Depreciation (1)	4.5	4.9
Selling, general and administrative, net	11.0	12.8
Closures and impairments	0.5	2.8
Interest expense, net	1.9	2.3
Loss on extinguishment of debt	–	0.2
Total operating costs and expenses	100.0	109.3
Loss from continuing operations before income taxes	(0.0)	(9.3)
Benefit for income taxes from continuing operations	(0.9)	(1.8)
Income/(loss) from continuing operations	0.9	(7.6)
Loss from discontinued operations, net of tax	–	(0.1)
Net income/(loss)	0.9%	(7	.7)%

 (1)     As a percentage of restaurant sales and operating revenue.

The following table shows Company-owned Ruby Tuesday and Lime Fresh concept restaurant activity for the 13-week periods ended September 2, 2014 and September 3, 2013.

	Ruby Tuesday	Lime Fresh	Total
13 weeks ended September 2, 2014
Beginning number	668	20	688
Opened	–	–	–
Closed	(2))	–	(2))
Ending number	666	20	686

13 weeks ended September 3, 2013
Beginning number	706	18	724
Opened	–	3	3
Closed	(3))	–	(3))
Ending number	703	21	724

The following table shows franchised Ruby Tuesday and Lime Fresh concept restaurant activity for the 13-week periods ended September 2, 2014 and September 3, 2013.

	Ruby Tuesday	Lime Fresh
13 weeks ended September 2, 2014
Beginning number	79	6
Opened	4	1
Closed	–	–
Ending number	83	7

13 weeks ended September 3, 2013
Beginning number	77	6
Opened	–	2
Closed	(2)	–
Ending number	75	8

Revenue

RTI’s restaurant sales and operating revenue for the 13 weeks ended September 2, 2014 decreased 3.0% to $279.5 million compared to the same period of the prior year.  This decrease is primarily a result of restaurant closings since the first quarter of the prior year offset by a 1.1% increase in same-restaurant sales at Company-owned Ruby Tuesday restaurants.  The increase in Ruby Tuesday concept same-restaurant sales is attributable to a 1.3% increase in customer traffic offset by a slight decrease in net check.  First quarter of fiscal 2015 marked the second consecutive quarter of positive customer traffic driven in our opinion by a more effective promotional strategy and perceived positive customer response to our brand transformation efforts.

Franchise revenue for the 13 weeks ended September 2, 2014 increased 9.0% to $1.7 million compared to the same period of the prior year.  Franchise revenue is predominately comprised of domestic and international franchise royalties, which totaled $1.6 million for both 13-week periods ended September 2, 2014 and September 3, 2013.  The increase in franchise revenue for the 13 weeks ended September 2, 2014 was due to a $0.1 million increase in international franchise license fees as compared to the same quarter of the prior year.

Segment Profit

Our President and Chief Executive Officer, who is our chief operating decision maker, with the assistance of our senior management, reviews discrete financial information for both the Ruby Tuesday and Lime Fresh restaurant concepts to assess performance and allocate resources.  We consider the Ruby Tuesday and Lime Fresh concepts to be our reportable segments as we do not believe they have similar economic and other characteristics to be aggregated into a single reportable segment.  Segment profit/(loss) by reportable segment for the 13 weeks ended September 2, 2014 and September 3, 2013 are as follows (in thousands):

	Thirteen weeks ended
	September 2, 2014	September 3, 2013
Segment profit/(loss):
Ruby Tuesday concept	$30,389	$9,851
Lime Fresh concept	(176)	(2,454)
Total segment profit	$30,213	$7,397

Segment profit for the 13 weeks ended September 2, 2014 for the Ruby Tuesday concept increased $20.5 million to $30.4 million compared to the first quarter of fiscal 2014 due primarily to the 1.1% increase in same-restaurant sales at Company-owned Ruby Tuesday restaurants discussed above, improvements in cost of goods sold, payroll and related costs, and other restaurant operating costs due to initiatives discussed later within this MD&A, and decreases in closures and impairments expense of $5.3 million and advertising spending of $4.1 million. The reduction in closures and impairments expense is attributable to the prior year impairment of 13 open restaurants, four of which closed in January 2014 and two thereafter. During the current year, only one Ruby Tuesday concept open restaurant was impaired for poor performance.  The reduction in advertising spending relates to reduced television advertising.

Segment losses for the 13 weeks ended September 2, 2014 for the Lime Fresh concept decreased $2.3 million compared to the first quarter of fiscal 2014 to $0.2 million due primarily to decreases in closures and impairments expense of $1.8 million as the prior year Lime Fresh segment losses included lease reserve charges related to four undeveloped sites for which a management decision was reached to forego restaurant development.

The following is a reconciliation of segment profit to loss from continuing operations before taxes for the 13 weeks ended September 2, 2014 and September 3, 2013 (in thousands):

	Thirteen weeks ended
	September 2, 2014	September 3, 2013
Segment profit	$ 30,213	$ 7,397
Less:
Depreciation and amortization	(13,238)	(14,874)
Unallocated general and administrative expenses	(10,962)	(11,897)
Interest expense, net	(5,422)	(6,753)
Preopening expenses	(89)	(354)
Other expense, net	(571)	(571)
Loss from continuing operations before income taxes	$ (69)	$ (27,052)

Pre-tax Loss from Continuing Operations

Pre-tax loss from continuing operations was $0.1 million for the 13 weeks ended September 2, 2014 compared to $27.1 million for the corresponding period of the prior year.  The decrease in pre-tax loss is due to an increase in same-restaurant sales of 1.1% at Company-owned Ruby Tuesday restaurants, lower closures and impairments expense ($6.6 million) and interest expense ($1.3 million), and decreases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of cost of goods sold, payroll and related costs, other restaurant operating costs, depreciation, and selling general, and administrative, net.

In the paragraphs that follow, we discuss in more detail the components of the decrease in pre-tax loss from continuing operations for the 13-week period ended September 2, 2014, as compared to the comparable period in the prior year.  Because a significant portion of the costs recorded in the cost of goods sold, payroll and related costs, other restaurant operating costs, and depreciation categories are either variable or highly correlative with the number of restaurants we operate, we evaluate our trends by comparing the costs as a percentage of restaurant sales and operating revenue, as well as the absolute dollar change, to the comparable prior year period.

Cost of Goods Sold

Cost of goods sold decreased $4.8 million (6.0%) to $75.1 million for the 13 weeks ended September 2, 2014, over the corresponding period of the prior year.  As a percentage of restaurant sales and operating revenue, cost of goods sold decreased from 27.7% to 26.9%.

The absolute dollar decrease in cost of goods sold for the 13-week period ended September 2, 2014 was the result of restaurant closures and cost savings on certain products as a result of renegotiated contracts with certain vendors since the first quarter of fiscal 2014.  These were partially offset by price increases on seafood, dairy, and certain other products since the same quarter of the prior year.

As a percentage of restaurant sales and operating revenue, the decrease in cost of goods sold for the 13-week period ended September 2, 2014 is primarily the result of renegotiated contracts with certain vendors since the first quarter of fiscal 2014.

Payroll and Related Costs

Payroll and related costs decreased $6.9 million (6.7%) to $95.8 million for the 13 weeks ended September 2, 2014, as compared to the corresponding period in the prior year. As a percentage of restaurant sales and operating revenue, payroll and related costs decreased from 35.7% to 34.3%.

The absolute dollar decrease in payroll and related costs for the 13-week period ended September 2, 2014 was due to restaurant closures, decreases in hourly labor as a result of scheduling improvements with the rollout of a new labor forecasting system in our restaurants, and lower management labor, which were partially offset by higher bonus expense as more restaurants achieved the performance goals as compared to the same quarter of the prior year.

As a percentage of restaurant sales and operating revenue, the decrease in payroll and related costs for the 13 weeks ended September 2, 2014 was primarily the result of decreased hourly and management labor due to reasons as discussed above coupled with leveraging associated with higher sales volumes.

Other Restaurant Operating Costs

Other restaurant operating costs decreased $7.7 million (11.5%) to $59.8 million for the 13-week period ended September 2, 2014, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, these costs decreased from 23.4% to 21.4%.

For the 13 weeks ended September 2, 2014, the decrease in other restaurant operating costs related to the following (in thousands):

Repairs	$ 2,092
Legal	1,180
Utilities	1,075
Business interruption recoveries	1,050
Rent and leasing	1,017
Other decreases, net	1,321
Net decrease	$ 7,735

In both absolute dollars and as a percentage of restaurant sales and operating revenue for the 13-week period ended September 2, 2014, the decrease was a result of reduced building repairs, utilities, and rent and leasing due primarily to restaurant closures since the same quarter of the prior year, lower legal costs related to pending litigation, business interruption recoveries related to claims collected for certain of our restaurants in the Gulf Coast area, and leveraging associated with higher sales volumes.

Depreciation

Depreciation expense decreased $1.6 million (10.9%) to $12.7 million for the 13-week period ended September 2, 2014, as compared to the corresponding period in the prior year.  As a percentage of restaurant sales and operating revenue, depreciation expense decreased from 4.9% to 4.5%.

In terms of absolute dollars and as a percentage of restaurant sales and operating revenue, the decrease for the 13-week period ended September 2, 2014 is due primarily to assets that became fully depreciated since the first quarter of the prior year coupled with restaurant closures and leveraging associated with higher sales volumes.

Selling, General and Administrative Expenses, Net

Selling, general and administrative expenses, net decreased $6.1 million (16.5%) to $30.9 million for the 13-week period ended September 2, 2014, as compared to the corresponding period in the prior year.

The decrease for the 13-week period ended September 2, 2014 is due to lower advertising costs ($4.2 million), primarily as a result of decreased television advertising, and a reduction in general and administrative costs ($1.9 million) due to lower management labor from reductions in staffing, lower health insurance costs as a result of favorable claims experience, and lower legal fees, which were partially offset by higher accruals for support center bonus.

Closures and Impairments

Closures and impairments decreased $6.6 million to $1.5 million for the 13-week period ended September 2, 2014, as compared to the corresponding period of the prior year. The decrease for the 13-week period ended September 2, 2014 is primarily due to lower property impairment charges ($3.9 million) as the prior year included, among other charges, impairments on 13 open Ruby Tuesday concept restaurants, closed restaurant lease reserve expense ($2.1 million) due to the establishment in the prior year of lease reserves on four undeveloped Lime Fresh concept sites for which a management decision was reached to forego restaurant development, other closing costs ($0.2 million), and higher gains on the sale of surplus properties ($0.3 million).  See Note I to our Condensed Consolidated Financial Statements for further information on our closures and impairment charges recorded during the first quarters of fiscal 2015 and 2014.

Interest Expense, Net

Interest expense, net decreased $1.3 million to $5.4 million for the 13 weeks ended September 2, 2014, as compared to the corresponding period in the prior year, primarily due to lower interest expense on our Senior Notes due to repurchases and the early payoff of certain mortgage loans since the first quarter of fiscal 2014.

Benefit for Income Taxes from Continuing Operations

Under Accounting Standards Codification 740 (“ASC 740”), companies are required to apply their estimated annual tax rate on a year-to-date basis in each interim period.  Under ASC 740, companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable.  In this situation, the interim tax rate should be based on the actual year-to-date results.  Due to changes in our projections, which have fluctuated as we work through our brand repositioning, a reliable projection of our annual effective rate has been difficult to determine.  As such, we recorded a tax provision for the first quarter of fiscal 2015 based on the actual year-to-date results, in accordance with ASC 740.

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

Prior to the fourth quarter of fiscal 2013, we concluded that objective and subjective positive evidence outweighed negative evidence, and it was more likely than not that we would realize all of our federal and most of our state deferred tax assets, except for loss carryforwards in certain states that have had cumulative losses and/or relatively short carryforward periods and annual limits of loss carryforward that is available for use to offset future taxable income.   During the fourth quarter of fiscal 2013, we recorded a valuation allowance following the conclusion that the negative evidence outweighed the positive evidence.

We recorded a tax benefit from continuing operations of $2.6 million during the first quarter of fiscal 2015, compared to a tax benefit from continuing operations of $5.2 million in the prior year quarter. Included in our $2.6 million tax benefit from continuing operations for the quarter ended September 2, 2014 was a benefit of $3.2 million representing an immaterial prior period correction to our deferred tax asset valuation allowance.

Discontinued Operations

In an effort to focus primarily on the sales turnaround of our core Ruby Tuesday concept and secondly, to improve the financial performance of our Lime Fresh concept, we closed all 13 Marlin & Ray’s restaurants, the Company’s one Wok Hay restaurant, and our two Truffles restaurants during the fourth quarter of fiscal 2013.  We have classified the results of operations of our Company-owned Marlin & Ray’s, Wok Hay, and Truffles concepts as discontinued operations for the 13 weeks ended September 3, 2013.  The results of operations of our discontinued operations are as follows (in thousands):

Thirteen weeks ended
September 3, 2013
Restaurant sales and operating revenue	$–
Loss before income taxes	$(528)
Benefit for income taxes	(185)
Loss from discontinued operations	$(343)

Liquidity and Capital Resources:

Cash and cash equivalents increased/(decreased) by $5.6 million and $(17.1) million during the first 13 weeks of fiscal 2015 and 2014, respectively.  The change in cash and cash equivalents is as follows (in thousands):

	Thirteen weeks ended
	September 2,	September 3,
	2014	2013
Cash provided by operating activities	$13,082	$8,864
Cash used by investing activities	(6,199)	(2,769)
Cash used by financing activities	(1,320)	(23,149)
Increase/(decrease) in cash and cash equivalents	$5,563	$(17,054)

Operating Activities

Our cash provided by operations is generally derived from cash receipts generated by our restaurant customers and franchisees.  Substantially all of the $279.5 million and $288.1 million of restaurant sales and operating revenue disclosed in our Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the 13 weeks ended September 2, 2014 and September 3, 2013, respectively, was received in cash either at the point of sale or within two to four days (when our customers paid with debit or credit cards).  Our primary uses of cash for operating activities are food and beverage purchases, payroll and benefit costs, restaurant operating costs, general and administrative expenses, and marketing, a significant portion of which are incurred and paid in the same period.

Cash provided by operating activities for the first 13 weeks of fiscal 2015 increased $4.2 million (47.6%) from the corresponding period in the prior year to $13.1 million.  The increase is due primarily to higher Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") as a result of a 1.1% increase in same-restaurant sales at Company-owned Ruby Tuesday concept restaurants, coupled with lower cash paid for interest ($1.3 million) due to the prepayment of certain of our mortgage obligations and repurchases of a portion of our Senior Notes since the same quarter of the prior year, and reductions in amounts spent to acquire inventory (approximately $0.9 million).  These were partially offset by decreases in accounts payable, accrued, and other liabilities due to the timing of payments (approximately $7.9 million) and higher amounts spent on media advertising (approximately $6.3 million).

Our working capital deficiency and current ratio as of September 2, 2014 were $6.5 million and 0.9:1, respectively.  As is common in the restaurant industry, we typically carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset), debt reduction (a long-term liability), or stock repurchases (thereby reducing equity), and receivable and inventory levels are generally not significant.

Investing Activities

We require capital principally for the maintenance and upkeep of our existing restaurants, limited new restaurant construction, investments in technology, equipment, remodeling of existing restaurants, and on occasion for the acquisition of franchisees or other restaurant concepts.  Property and equipment expenditures purchased with internally generated cash flows and/or proceeds from sale-leaseback transactions for the 13 weeks ended September 2, 2014 and September 3, 2013 were $7.0 million and $11.2 million, respectively.

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

Capital expenditures for the remainder of the fiscal year are projected to be approximately $21.0 to $25.0 million.  We intend to fund our investing activities with cash currently on hand, cash provided by operations, or borrowings on the Senior Credit Facility.

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

Under the terms of our December 2013 four-year revolving credit agreement (the “Senior Credit Facility” discussed below) we are allowed, under certain circumstances, to repurchase up to $20.0 million of the Senior Notes in any fiscal year.  During the quarter ended September 2, 2014, we did not repurchase any of the Senior Notes.  The balance on the Senior Notes was $215.0 million at September 2, 2014.

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

As security for the Senior Credit Facility, we granted the lenders liens and security interests in substantially all of the shares of capital stock of the Company and each of our present and future subsidiaries, substantially all of the personal property of the Company and each of our present and future subsidiaries, and the real property, improvements, and fixtures of 49 Ruby Tuesday restaurants.  The real property, improvements, and fixtures of the 49 restaurants pledged as collateral appraised at $101.4 million at the time of the transaction and have a September 2, 2014 net book value of $80.8 million.

Under the Senior Credit Facility, we had no borrowings outstanding at September 2, 2014.  After consideration of letters of credit outstanding, we had $37.5 million available under the Senior Credit Facility as of September 2, 2014.

The Senior Credit Facility contains a number of customary affirmative and negative covenants that, among other things, limit or restrict our ability to incur liens, engage in mergers or other fundamental changes, make acquisitions, investments, loans and advances, pay dividends or other distributions, sell or otherwise dispose of certain assets, engage in certain transactions with affiliates, enter into burdensome agreements or certain hedging agreements, amend organizational documents, change accounting practices, incur additional indebtedness and prepay other indebtedness.  In addition, under the Senior Credit Facility, we are required to comply with financial covenants relating to the maintenance of a maximum leverage ratio and a minimum fixed charge coverage ratio.  The terms of the Senior Credit Facility require us to maintain a maximum leverage ratio of no more than 5.00 to 1.0 and a minimum fixed charge coverage ratio of 1.30 to 1.0 for the quarter ended September 2, 2014.  The minimum required ratios fluctuate thereafter as provided in the Senior Credit Facility.

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

Our $44.7 million in mortgage loan obligations as of September 2, 2014 consists of various loans acquired upon franchise acquisitions.  These loans, which mature between January 2015 and November 2022, have balances which range from negligible to $7.6 million and interest rates of 7.60% to 10.92%.  Many of the properties acquired from franchisees collateralize the loans outstanding.

During the 13 weeks ended September 2, 2014, we spent an insignificant amount to repurchase 0.1 million shares of RTI common stock.  As of September 2, 2014, the total number of remaining shares authorized to be repurchased was 11.8 million.  We spent $0.5 million to repurchase 0.1 million shares of RTI common stock during the 13 weeks ended September 3, 2013.

During the remainder of fiscal 2015, we expect to fund operations, capital expansion, and any other investments from cash currently on hand, operating cash flows, or our Senior Credit Facility.

Covenant Compliance

Under the terms of the Senior Credit Facility, we are required to satisfy and maintain specified financial ratios and other financial condition tests and covenants.  The financial ratios include maximum funded debt and minimum fixed charge coverage covenants.  While as of September 2, 2014 we were in compliance with the financial ratios contained in our Senior Credit Facility, our continued ability to meet those financial ratios, tests, and covenants can be affected by events beyond our control, and we cannot assure you that we will meet those ratios, tests, and covenants.

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

The following is a reconciliation of our total long-term debt and capital leases, which are GAAP-based, to Adjusted Total Debt as defined in our bank covenants (in thousands):

September 2, 2014
Current portion of long-term debt, including capital leases	$4,851
Long-term debt and capital leases, less current maturities	252,661
Total long-term debt and capital leases	257,512
Present value of operating leases*	213,058
Letters of credit*	12,502
Unrestricted cash in excess of $10.0 million	(46,858)
Unamortized discount of senior unsecured notes	2,420
Unamortized premium of mortgage loan obligations	(685)
Adjusted Total Debt	$437,949

 * Non-GAAP measure.  See below for discussion regarding reconciliation to GAAP-based amounts.

The following is a reconciliation of net loss, which is a GAAP-based measure of our operating results, to Consolidated EBITDAR as defined in our bank covenants (in thousands):

Twelve Months
Ended
September 2, 2014
Net loss	$(39,539)
Income taxes	(2,067)
Rent expense	54,933
Depreciation	53,277
Interest expense	23,671
Asset impairments	21,341
Share-based compensation expense	7,624
Restructuring costs	3,210
Restaurant closing costs	2,542
Amortization of intangibles	2,435
Non-cash accruals	1,313
Other	1,144
Consolidated EBITDAR	$129,884

Adjusted Total Debt to Consolidated EBITDAR – Actual	3.37x
Maximum allowed per covenant (1)	5.00x

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

The following shows our computation of our fixed charge coverage ratio (in thousands):

Twelve Months
Ended
September 2, 2014
Consolidated EBITDAR	$129,884

Interest*	$21,399
Cash rents*	51,994
Total	$73,393
* Non-GAAP measure.  See below for discussion regarding reconciliation to GAAP-based amounts.

Fixed Charge Covenant – Actual	1.77x
Minimum allowed per covenant (2)	1.30x

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

Our Minimum Fixed Charge Coverage ratio requires interest to be included in the denominator.  The amount we reflect for interest in the denominator of this calculation ($21.4 million on a rolling 12 month basis) differs from interest expense determined in accordance with GAAP ($23.7 million) because of three adjustments we make.  As shown below, we exclude brokerage fees, prepayment penalties, and the amortization of loan fees and fair market value adjustments.  While these items are reflected as interest expense in our Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss), they do not require on-going cash payments for servicing and therefore are not impacted by future Consolidated EBITDAR.  The table below reconciles debt covenant interest for the preceding 12 months to GAAP interest for the same time period (amounts in thousands):

Interest	$21,399
Brokerage fees	1,965
Prepayment penalties	344
Amortization of loan fees and fair market
value adjustments	(37)
GAAP-based interest expense	$23,671

Our Minimum Fixed Charge Coverage ratio also allows for recurring cash rents to be included in the denominator.  Cash rents ($52.0 million on a rolling 12 month basis) differ from rents determined in accordance with GAAP ($55.7 million) by the following (amounts in thousands):

Cash rents	$51,994
Change in rent accruals	1,037
Rent settlement payments	2,714
GAAP-based rent expense	$55,745

Significant Contractual Obligations and Commercial Commitments

Long-term financial obligations were as follows as of September 2, 2014 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Notes payable and other long-term debt, including
current maturities (a)	$44,247	$4,982	$19,583	$11,788	$7,894
Senior unsecured notes (a)	215,000	–	–	–	215,000
Interest (b)	111,291	19,765	37,827	35,113	18,586
Operating leases (c)	370,999	47,910	86,750	73,105	163,234
Purchase obligations (d)	82,375	48,222	28,972	3,124	2,057
Pension obligations (e)	33,125	3,751	4,944	4,766	19,664
Total (f)	$857,037	$124,630	$178,076	$127,896	$426,435

(a)	See Note H to the Condensed Consolidated Financial Statements for more information.
(b)
Amounts represent contractual interest payments on our fixed-rate debt instruments.  Interest payments on our variable-rate notes payable with balances of $2.4 million as of September 2, 2014 have been excluded from the amounts shown above, primarily because the balances outstanding can fluctuate monthly.  Additionally, the amounts shown above include interest payments on the Senior Notes at the current interest rate of 7.625%.

(c)
This amount includes operating leases totaling $2.4 million for which sublease income from franchisees or others is expected.  Certain of these leases obligate us to pay maintenance costs, utilities, real estate taxes, and insurance, which are excluded from the amounts shown above.  See Note G to the Condensed Consolidated Financial Statements for more information.

(d)	The amounts for purchase obligations include cash commitments under contract for food items and supplies, advertising, utility contracts, and other miscellaneous commitments.
(e)	See Note J to the Condensed Consolidated Financial Statements for more information.
(f)	This amount excludes $6.7 million of gross unrecognized tax benefits due to the uncertainty regarding the timing of future cash outflows associated with such obligations.

Commercial Commitments as of September 2, 2014 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Letters of credit	$12,502	$12,502	$–	$–	$–
Divestiture guarantees	6,010	856	2,002	1,778	1,374
Lease guarantees	1,561	264	541	506	250
Total	$20,073	$13,622	$2,543	$2,284	$1,624

At September 2, 2014, we had divestiture guarantees, which arose in fiscal 1996, when our shareholders approved the distribution of our family dining restaurant business (Morrison Fresh Cooking, Inc., “MFC”) and our health care food and nutrition services business (Morrison Health Care, Inc., “MHC”). Subsequent to that date Piccadilly Cafeterias, Inc. (“Piccadilly”) acquired MFC and Compass Group (“Compass”) acquired MHC. As agreed upon at the time of the distribution, we have been contingently liable for payments to MFC and MHC employees retiring under MFC’s and MHC’s versions of the Management Retirement Plan and the Executive Supplemental Pension Plan (the two non-qualified defined benefit plans) for the accrued benefits earned by those participants as of March 1996.

We estimated our divestiture guarantees at September 2, 2014 to be $5.5 million for employee benefit plans (all of which resides with MHC following Piccadilly’s bankruptcy in fiscal 2004).  We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

As of September 2, 2014, we are the guarantor of two third-party leases associated with closed concept restaurants.  Lease guarantee amounts in the table above represent lease payments for which we are contingently liable.  While we believe that the likelihood of being required to make these lease payments is remote, we recorded a guarantee liability of $0.1 million in our Condensed Consolidated Balance Sheets at both September 2, 2014 and June 3, 2014.

Accounting Pronouncements Adopted During Fiscal 2015
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  The guidance requires an entity to present its deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward net of unrecognized tax benefits when settlement in this manner is available under the tax law, which would be based on facts and circumstances as of the balance sheet reporting date and would not consider future events.  Gross presentation of an unrecognized tax benefit will still be required in the notes to the financial statements.  We adopted ASU 2013-11 on a prospective basis during the first quarter of fiscal 2015.  The adoption of this standard did not have a significant impact on our Condensed Consolidated Financial Statements.

Accounting Pronouncements Not Yet Adopted
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances.  The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter (our fiscal 2017).  Early application is permitted.  We do not believe the adoption of this guidance will have a significant impact on our Condensed Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The ASU is a jointly converged standard between the FASB and the International Accounting Standards Board, and will replace almost all existing revenue recognition guidance, including industry specific guidance, upon its effective date. The standard’s core principle is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 also enhances disclosures about revenue, provides guidance for transactions that were not addressed comprehensively in previous guidance, and improves guidance for multiple-element arrangements. The standard permits the use of either the retrospective or cumulative effect transition method.  The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 (our fiscal 2018 first quarter).  We have not yet selected a transition method and are currently evaluating the impact of this guidance on our Condensed Consolidated Financial Statements.

Known Events, Uncertainties and Trends:

Financial Strategy and Stock Repurchase Plan
Our financial strategy is to utilize a prudent amount of debt, including operating leases, letters of credit, and any guarantees, to minimize the weighted average cost of capital while allowing financial flexibility.  This strategy has periodically allowed us to repurchase our common stock.  During the first quarter of fiscal 2015, we repurchased an insignificant number of shares of our common stock at an aggregate cost of $0.1 million.  As of September 2, 2014, the total number of remaining shares authorized to be repurchased was 11.8 million.  To the extent not funded with cash on hand or cash from operating activities, additional repurchases, if any, may be funded by available cash on hand or borrowings on the Senior Credit Facility.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Mortgage Loan Payoffs and Repurchases of Senior Notes
Subsequent to September 2, 2014, we prepaid and retired three mortgage loan obligations with a September 2, 2014 aggregate balance of $3.9 million using cash on hand.  Additionally, we paid $0.4 million in prepayment premiums in connection with the retirement of these obligations.

We are allowed under the terms of the Senior Credit Facility to prepay up to $20.0 million of indebtedness in any fiscal year to various holders of the Senior Notes.  We did not repurchase any of the Senior Notes during the 13 weeks ended September 2, 2014.  As of the date of this filing, we may repurchase $20.0 million of the Senior Notes during the remainder of fiscal 2015.  Any future repurchases of the Senior Notes, if any, will be funded with available cash on hand.

Dividends
During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to our shareholders.  No dividends were declared or paid during the 13 weeks ended September 2, 2014 or September 3, 2013.  The payment of a dividend in any particular period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that dividends will be paid in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk
We are exposed to market risk from fluctuations in interest rates and changes in commodity prices. The interest rate charged on our Senior Credit Facility can vary based on the interest rate option we choose to utilize. Our options for the rate are LIBOR or a Base Rate plus an applicable margin. The Base Rate is defined as the highest of the issuing bank’s prime rate, the Federal Funds rate plus 0.50%, or the Adjusted LIBO rate (as defined in the Senior Credit Facility) plus 1.0%. The applicable margin for the LIBOR rate-based option is a percentage ranging from 2.50% to 3.50% and for the Base Rate option is a percentage ranging from 1.50% to 2.50%. As of September 2, 2014, the total amount of outstanding debt subject to interest rate fluctuations was $2.4 million. A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of an insignificant amount per year, assuming a consistent capital structure.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 2, 2014.

Changes in Internal Controls
During the fiscal quarter ended September 2, 2014, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business, including claims relating to injury or wrongful death under “dram shop” laws, workers’ compensation and employment matters, claims relating to lease and contractual obligations, and claims from customers alleging illness or injury.  We provide reserves for such claims when payment is probable and estimable in accordance with U.S. generally accepted accounting principles.  At this time, in the opinion of management, the ultimate resolution of pending legal proceedings will not have a material adverse effect on our consolidated operations, financial position, or cash flows.  See Note N to the Condensed Consolidated Financial Statements for further information about our legal proceedings as of September 2, 2014.

ITEM 1A.  RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended June 3, 2014 in Part I, Item 1A. Risk Factors.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information regarding purchases of our common stock made by us during the first quarter ended September 2, 2014:

	(a)	(b)	(c)	(d)
	Total number	Average	Total number of shares	Maximum number of shares
	of shares	price paid	purchased as part of publicly	that may yet be purchased
Period	purchased (1)	per share	announced plans or programs (1)	under the plans or programs (2)

Month #1
(June 4 to July 8)	7,066	$7.76	7,066	11,766,305
Month #2
(July 9 to August 5)	–	–	–	11,766,305
Month #3
(August 6 to September 2)	–	–	–	11,766,305
Total	7,066	$7.76	7,066

(1) No shares were repurchased other than through our publicly-announced repurchase programs and authorizations during the first quarter of our year ending June 2, 2015.

(2) As of September 2, 2014, 11.8 million shares remained available for purchase under existing programs, which consists of 1.8 million shares remaining under a July 11, 2007 authorization by the Board of Directors to repurchase 6.5 million shares and a January 8, 2013 authorization by the Board of Directors, not yet begun, to repurchase 10.0 million shares.  The timing, price, quantity, and manner of the purchases to be made are at the discretion of management upon instruction from the Board of Directors, depending upon market conditions.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

 Exhibit No.

10.1		Agreement and General Release between Ruby Tuesday, Inc. and Jeff Wood.

12.1		Statement regarding computation of Consolidated Ratio of Earnings to Fixed Charges.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

10	1.INS	XBRL Instance Document.

10	1.SCH	XBRL Schema Document.

10	1.CAL	XBRL Calculation Linkbase Document.

10	1.DEF	XBRL Definition Linkbase Document.

10	1.LAB	XBRL Labels Linkbase Document.

10	1.PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.

(Registrant)

Date: October 14, 2014	BY: /s/ JILL M. GOLDER —————————————— Jill M. Golder Executive Vice President – Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)

Date: October 14, 2014	BY: /s/ FRANKLIN E. SOUTHALL, JR. ————————————————— Franklin E. Southall, Jr. Vice President – Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)