Form 10-Q
period 2015-03-03
RUBY TUESDAY INC
filed 2015-04-13
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  March 3, 2015

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

62,075,421
(Number of shares of common stock, $0.01 par value, outstanding as of April 7, 2015)

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

PART I — FINANCIAL INFORMATION
ITEM 1.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	MARCH 3,	JUNE 3,
	2015	2014

Assets	(NOTE A)
Current assets:
Cash and cash equivalents	$61,221	$51,326
Accounts receivable	4,850	4,861
Inventories:
Merchandise	15,002	12,924
China, silver and supplies	7,942	8,250
Income tax receivable	2,366	2,133
Deferred income taxes	361	3,397
Prepaid rent and other expenses	12,808	12,216
Assets held for sale	5,067	4,683
Total current assets	109,617	99,790

Property and equipment, net	761,800	794,846
Other assets	58,470	61,791
Total assets	$929,887	$956,427

Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable	$20,836	$26,201
Accrued liabilities:
Taxes, other than income and payroll	9,878	11,221
Payroll and related costs	17,729	22,637
Insurance	7,729	5,962
Deferred revenue – gift cards	19,276	16,584
Rent and other	24,872	26,402
Current portion of long-term debt, including capital leases	4,558	4,816
Total current liabilities	104,878	113,823

Long-term debt and capital leases, less current maturities	246,751	253,875
Deferred income taxes	2,770	3,500
Deferred escalating minimum rent	50,126	48,827
Other deferred liabilities	64,464	75,193
Total liabilities	468,989	495,218

Commitments and contingencies (Note N)

Shareholders’ equity:
Common stock, $0.01 par value; (authorized: 100,000 shares;
issued and outstanding: 62,075 shares at 3/03/15;
61,442 shares at 6/03/14)	621	614
Capital in excess of par value	82,038	76,269
Retained earnings	387,749	395,226
Deferred compensation liability payable in Company stock	460	622
Company stock held by Deferred Compensation Plan	(460)	(622)
Accumulated other comprehensive loss	(9,510)	(10,900)
Total shareholders’ equity	460,898	461,209

Total liabilities & shareholders’ equity	$929,887	$956,427

                   The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(IN THOUSANDS EXCEPT PER-SHARE DATA)
(UNAUDITED)

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	MARCH 3,	MARCH 4,	MARCH 3,	MARCH 4,
	2015	2014	2015	2014
	(NOTE A)		(NOTE A)
Revenue:

Restaurant sales and operating revenue	$284,392	$293,964	$825,055	$856,775
Franchise revenue	1,521	1,588	4,699	4,660
	285,913	295,552	829,754	861,435
Operating costs and expenses:
Cost of goods sold	77,796	80,980	224,589	238,587
Payroll and related costs	96,680	101,351	286,486	301,601
Other restaurant operating costs	61,528	64,161	181,424	196,984
Depreciation	12,405	13,327	37,601	41,451
Selling, general and administrative, net	28,948	33,340	87,141	107,386
Closures and impairments, net	3,991	3,771	6,548	25,947
Trademark impairment	–	855	–	855
Interest expense, net	5,446	5,967	16,783	19,340
Loss on extinguishment of debt	–	–	–	1,183
	286,794	303,752	840,572	933,334
Loss from continuing operations before
income taxes	(881)	(8,200)	(10,818)	(71,899)
Benefit for income taxes from continuing
operations	(112)	(807)	(3,341)	(7,870)
Loss from continuing operations	(769)	(7,393)	(7,477)	(64,029)

Income from discontinued operations, net of tax	–	86	–	97
Net loss	$(769)	$(7,307)	$(7,477)	$(63,932)

Other comprehensive income:
Pension liability reclassification	463	477	1,390	1,432
Total comprehensive loss	$(306)	$(6,830)	$(6,087)	$(62,500)

Basic loss per share:
Loss from continuing operations	$(0.01)	$(0.12)	$(0.12)	$(1.06)
Income from discontinued operations	–	–	–	–
Net loss per share	$(0.01)	$(0.12)	$(0.12)	$(1.06)

Diluted loss per share:
Loss from continuing operations	$(0.01)	$(0.12)	$(0.12)	$(1.06)
Income from discontinued operations	–	–	–	–
Net loss per share	$(0.01)	$(0.12)	$(0.12)	$(1.06)

Weighted average shares:
Basic	60,643	60,351	60,532	60,191
Diluted	60,643	60,351	60,532	60,191

                 The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

(UNAUDITED)

	THIRTY-NINE WEEKS ENDED
	MARCH 3, 2015	MARCH 4, 2014

	(NOTE A)
Operating activities:
Net loss	$(7,477)	$(63,932)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	37,601	41,451
Amortization of intangibles	1,718	1,933
Deferred income taxes	(2,736)	(312)
Loss on impairments, including disposition of assets	6,755	20,242
Trademark impairment	–	855
Loss on extinguishment of debt	–	1,183
Share-based compensation expense	5,380	5,785
Excess tax benefits from share-based compensation	(37)	(284)
Lease reserve adjustments	1,141	4,549
Deferred escalating minimum rent	1,764	2,024
Other, net	1,600	4,009
Changes in operating assets and liabilities:
Receivables	(3)	(137)
Inventories	(1,770)	8,132
Income taxes	(233)	(2,341)
Prepaid and other assets	(1,419)	(204)
Accounts payable, accrued and other liabilities	(14,857)	6,201
Net cash provided by operating activities	27,427	29,154

Investing activities:
Purchases of property and equipment	(21,134)	(22,557)
Proceeds from sale-leaseback transactions, net	–	5,637
Proceeds from disposal of assets	8,696	10,949
Insurance proceeds from property claims	145	218
Reductions in Deferred Compensation Plan assets	1,243	770
Other, net	790	(146)
Net cash used by investing activities	(10,260)	(5,129)

Financing activities:
Principal payments on long-term debt and capital leases	(7,412)	(31,981)
Stock repurchases	(73)	(579)
Payments for debt issuance costs	(281)	(1,758)
Proceeds from exercise of stock options	457	1,576
Excess tax benefits from share-based compensation	37	284
Net cash used by financing activities	(7,272)	(32,458)

Increase/(decrease) in cash and cash equivalents	9,895	(8,433)
Cash and cash equivalents:
Beginning of year	51,326	52,907
End of quarter	$61,221	$44,474

Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amount capitalized	$11,173	$13,191
Income taxes, net	$1,721	$1,513
Significant non-cash investing and financing activities:
Retirement of fully depreciated assets	$17,510	$34,090
Reclassification of properties to assets held for sale	$5,572	$8,049
Property and equipment purchases included in accounts payable	$–	$1,063
Monetization of, and subsequent reinvestment into, life insurance policies	$6,851	$7,972

                 The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we,” and/or “our”), owns and operates Ruby Tuesday® casual dining and Lime Fresh Mexican Grill® (“Lime Fresh”) fast casual restaurants.  We also franchise the Ruby Tuesday and Lime Fresh concepts in selected domestic and international markets.  The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included.  The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  Operating results for the 13- and 39-week periods ended March 3, 2015 are not necessarily indicative of results that may be expected for the 52-week year ending June 2, 2015.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	March 3, 2015	March 4, 2014	March 3, 2015	March 4, 2014
Loss from continuing operations	$(769)	$(7,393)	$(7,477)	$(64,029)
Income from discontinued operations, net of tax	–	86	–	97
Net loss	$(769)	$(7,307)	$(7,477)	$(63,932)

Weighted-average common
shares outstanding	60,643	60,351	60,532	60,191
Dilutive effect of stock
options and restricted stock	–	–	–	–
Weighted average common
and dilutive potential
common shares outstanding	60,643	60,351	60,532	60,191

Loss per share – Basic
Loss from continuing operations	$(0.01)	$(0.12)	$(0.12)	$(1.06)
Income from discontinued operations	–	–	–	–
Net loss per share	$(0.01)	$(0.12)	$(0.12)	$(1.06)

Loss per share – Diluted
Loss from continuing operations	$(0.01)	$(0.12)	$(0.12)	$(1.06)
Income from discontinued operations	–	–	–	–
Net loss per share	$(0.01)	$(0.12)	$(0.12)	$(1.06)

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

	Thirteen weeks ended		Thirty-nine weeks ended
	March 3, 2015	March 4, 2014	March 3, 2015	March 4, 2014
Stock options	3,057*	2,692*	3,087*	2,882*
Restricted shares	1,412*	1,090*	1,350*	1,136*
Total	4,469	3,782	4,437	4,018
*Due to a net loss from continuing operations for the 13 and 39 weeks ended March 3, 2015 and March 4, 2014, all outstanding share-based awards were excluded from the computation of diluted loss per share.

During the 39 weeks ended March 3, 2015, we repurchased an insignificant number of shares of our common stock at a cost of $0.1 million.  As of March 3, 2015, the total number of remaining shares authorized by our Board of Directors to be repurchased was 11.8 million.  All shares repurchased during the first 39 weeks of fiscal year 2015 were cancelled as of March 3, 2015.

NOTE C – FRANCHISE PROGRAMS

As of March 3, 2015, our domestic and international franchisees collectively operated 79 Ruby Tuesday restaurants and seven Lime Fresh restaurants.  We do not own any equity interest in our franchisees.

Under the terms of the franchise operating agreements, we charge a royalty fee (generally 4.0% of monthly gross sales for our Ruby Tuesday concept franchisees and 5.25% of monthly gross sales for our Lime Fresh concept franchisees) and require all domestic franchisees to contribute a percentage, 1.5% as of March 3, 2015, of monthly gross sales to a national advertising fund formed to cover their pro rata portion of the production and airing costs associated with our national advertising campaign.  Under the terms of those agreements, we can charge up to 3.0% of monthly gross sales for this national advertising fund.

Advertising amounts received from domestic franchisees are considered by RTI to be reimbursements, recorded on an accrual basis as earned, and have been netted against Selling, general and administrative, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

In addition to the advertising fee discussed above, our Ruby Tuesday concept franchise agreements allow us to charge up to a 2.0% support service fee and a 1.5% marketing and purchasing fee.  For the 13 and 39 weeks ended March 3, 2015, we recorded $0.3 million and $1.0 million, respectively, and for the 13 and 39 weeks ended March 4, 2014, we recorded $0.3 million and $0.8 million, respectively, in support service and marketing and purchasing fees, which were an offset to Selling, general and administrative, net in our Condensed Consolidated Statements of Operations and Comprehensive Loss.

NOTE D – DISCONTINUED OPERATIONS

In an effort to focus primarily on the sales turnaround of our core Ruby Tuesday concept and secondly, to improve the financial performance of our Lime Fresh concept, we completed the closure of our Marlin & Ray’s, Wok Hay, and Truffles restaurants during the fourth quarter of fiscal year 2013.  We have classified the results of operations of our Company-owned Marlin & Ray’s, Wok Hay, and Truffles concepts as discontinued operations for the 13 and 39 weeks ended March 4, 2014.  The results of operations of our discontinued operations are as follows (in thousands):

	Thirteen weeks ended	Thirty-nine weeks ended
	March 4, 2014	March 4, 2014
Restaurant sales and operating revenue	$–	$–
Income before income taxes	$77	$2
Benefit for income taxes	(9)	(95)
Income from discontinued operations	$86	$97

NOTE E – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	March 3, 2015	June 3, 2014

Rebates receivable	$838	$930
Amounts due from franchisees	1,640	1,281
Third-party gift card sales	1,020	1,636
Other receivables	1,352	1,014
	$4,850	$4,861

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

As of March 3, 2015 and June 3, 2014, Other receivables consisted primarily of amounts due from our distributor ($0.5 million and $0.4 million, respectively), receivables for insurance claims ($0.4 million and $0.1 million, respectively), and sales and other miscellaneous tax refunds ($0.2 million for each period).

NOTE F – INVENTORIES

Our merchandise inventory was $15.0 million and $12.9 million as of March 3, 2015 and June 3, 2014, respectively.  In order to ensure adequate supply and competitive pricing, we sometimes purchase lobster in advance of our needs and store it in third-party facilities prior to our distributor taking possession of the inventory.  The increase in our merchandise inventory from the end of the prior fiscal year is due primarily to advance purchases of lobster during the second quarter of fiscal year 2015.

NOTE G – PROPERTY, EQUIPMENT, ASSETS HELD FOR SALE, OPERATING LEASES, AND SALE-LEASEBACK TRANSACTIONS

Property and equipment, net, is comprised of the following (in thousands):

	March 3, 2015	June 3, 2014
Land	$212,073	$214,277
Buildings	426,761	430,988
Improvements	362,481	365,599
Restaurant equipment	249,373	248,852
Other equipment	87,960	84,876
Surplus properties*	13,538	18,351
Construction in progress and other	3,188	3,895
	1,355,374	1,366,838
Less accumulated depreciation	593,574	571,992
	$761,800	$794,846

* Surplus properties represent assets held for sale that are not classified as such in the Condensed Consolidated Balance Sheets as we do not expect to sell these assets within the next 12 months.  These assets primarily consist of parcels of land upon which we have no intention to build restaurants, closed properties which include a building, and liquor licenses not needed for operations.

Included within the current assets section of our Condensed Consolidated Balance Sheets at March 3, 2015 and June 3, 2014 are amounts classified as held for sale totaling $5.1 million and $4.7 million, respectively.  Assets held for sale primarily consist of parcels of land upon which we have no intention to build restaurants, land and buildings of closed restaurants, and various liquor licenses.  During the 13 and 39 weeks ended March 3, 2015, we sold surplus properties with carrying values of $2.8 million and $7.3 million, respectively, at net gains of $0.2 million and $1.3 million, respectively.  Cash proceeds, net of broker fees, from these sales during the 13 and 39 weeks ended March 3, 2015 totaled $3.0 million and $8.6 million, respectively.  During the 13 and 39 weeks ended March 4, 2014, we sold surplus properties with carrying values of $1.9 million and $10.1 million, respectively, at net gains of $0.6 million and $0.8 million, respectively.  Cash proceeds, net of broker fees, from these sales during the 13 and 39 weeks ended March 4, 2014 totaled $2.5 million and $10.8 million, respectively.

Approximately 55% of our 677 Company-owned restaurants are located on leased properties.  Of these, approximately 69% are land leases only; the other 31% are for both land and building.  The initial terms of these leases expire at various dates over the next 22 years.  These leases may also contain required increases in minimum rent at varying times during the lease term and have options to extend the terms of the leases at a rate that is included in the original lease agreement.  Most of our leases require the payment of additional (contingent) rent that is based upon a percentage of restaurant sales above agreed upon sales levels for the year.  These sales levels vary for each restaurant and are established in the lease agreements.  We recognize contingent rental expense (in annual as well as interim periods) prior to the achievement of the specified target that triggers the contingent rental expense, provided that achievement of that target is considered probable.

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

We realized gains on these sale-leaseback transactions during the 39 weeks ended March 4, 2014 of $0.8 million, which have been deferred and are being recognized on a straight-line basis over the initial terms of the leases.  The current portion of the deferred gains on all sale-leaseback transactions was $1.1 million as of each of March 3, 2015 and June 3, 2014, and is included in Accrued liabilities – Rent and other in our Condensed Consolidated Balance Sheets.  The long-term portion of the deferred gains on all sale-leaseback transactions was $12.2 million and $13.0 million as of March 3, 2015 and June 3, 2014, respectively, and is included in Other deferred liabilities in our Condensed Consolidated Balance Sheets.  Amortization of the deferred gains of $0.3 million and $0.8 million for each of the 13- and 39-week periods ended March 3, 2015 and March 4, 2014, respectively, is included within Other restaurant operating costs in our Condensed Consolidated Statements of Operations and Comprehensive Loss.

NOTE H – LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

	March 3, 2015	June 3, 2014

Senior unsecured notes	$215,000	$215,000
Unamortized discount	(2,250)	(2,503)
Senior unsecured notes less unamortized discount	212,750	212,497
Revolving credit facility	–	–
Mortgage loan obligations	37,845	45,252
Unamortized premium on mortgage loan obligations	519	741
Capital lease obligations	195	201
	251,309	258,691
Less current maturities	4,558	4,816
	$246,751	$253,875

On May 14, 2012, we entered into an indenture (the “Indenture”) among Ruby Tuesday, Inc., certain subsidiaries of the Company as guarantors and Wells Fargo Bank, National Association as trustee, governing the Company’s $250.0 million aggregate principal amount of 7.625% senior notes due 2020 (the “Senior Notes”).  The Senior Notes were issued at a discount of $3.7 million, which is being amortized using the effective interest method over the eight-year term of the notes.

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

The Indenture contains covenants that limit, among other things, our ability and the ability of certain of our subsidiaries to (i) incur or guarantee additional indebtedness; (ii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iii) make certain investments; (iv) create liens or use assets as security in other transactions; (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all of their assets; (vi) enter into transactions with affiliates; and (vii) sell or transfer certain assets.  The Indenture also restricts the declaration and payment of a dividend or other distribution on, and/or repurchase by RTI in respect of, its outstanding common stock at any time and from time to time in an amount not to exceed $50.0 million in the aggregate.  These covenants are subject to a number of important exceptions and qualifications, as described in the Indenture, and certain covenants will not apply at any time when the Senior Notes are rated investment grade by the Rating Agencies, as defined in the Indenture.  The Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding Senior Notes to be due and payable immediately.

On December 3, 2013, we entered into a four-year revolving credit agreement (the “Senior Credit Facility”) under which we may borrow up to $50.0 million with the option, subject to certain conditions, to increase the facility by up to $35.0 million.  The Senior Credit Facility, which was obtained to provide access to capital for general corporate purposes, replaced a previous five-year $200.0 million credit facility that was set to expire in December 2015.  The terms of the Senior Credit Facility provide for a $25.0 million sublimit for the issuance of standby letters of credit.

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

As security for the Senior Credit Facility, we granted the lenders liens and security interests in substantially all of the shares of capital stock of the Company and each of our present and future subsidiaries, substantially all of the personal property of the Company and each of our present and future subsidiaries, and the real property, improvements, and fixtures of 49 Ruby Tuesday restaurants.  The real property, improvements, and fixtures of the 49 restaurants pledged as collateral appraised at $101.4 million at the time of the transaction and have a March 3, 2015 net book value of $79.5 million.

Under the Senior Credit Facility, we had no borrowings outstanding at March 3, 2015.  After consideration of letters of credit outstanding, we had $37.5 million available under the Senior Credit Facility as of March 3, 2015.

The Senior Credit Facility contains a number of customary affirmative and negative covenants that, among other things, limit or restrict our ability to incur liens, engage in mergers or other fundamental changes, make acquisitions, investments, loans and advances, pay dividends or other distributions, sell or otherwise dispose of certain assets, engage in certain transactions with affiliates, enter into burdensome agreements or certain hedging agreements, amend organizational documents, change accounting practices, incur additional indebtedness and prepay other indebtedness. Under the terms of the Senior Credit Facility we are allowed, under certain circumstances, to repurchase up to $20.0 million of the Senior Notes in any fiscal year.  We did not repurchase any Senior Notes during the 39 weeks ended March 3, 2015.  The balance on the Senior Notes was $215.0 million at March 3, 2015.

In addition, under the Senior Credit Facility, we are required to comply with financial covenants relating to the maintenance of a maximum leverage ratio and a minimum fixed charge coverage ratio.  The terms of the Senior Credit Facility require us to maintain a maximum leverage ratio of no more than 4.85 to 1.0 and a minimum fixed charge coverage ratio of 1.35 to 1.0 for the quarter ended March 3, 2015.  The minimum required ratios fluctuate thereafter as provided in the Senior Credit Facility.

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

We were in compliance with our maximum leverage ratio and our minimum fixed charge coverage ratio as of March 3, 2015.

Our $37.8 million in mortgage loan obligations as of March 3, 2015 consists of various loans acquired upon franchise acquisitions.  These loans, which mature between June 2016 and November 2022, have balances which range from $0.2 million to $7.4 million and interest rates of 7.60% to 10.92%.  Many of the properties acquired from franchisees collateralize the loans outstanding.

During the 39 weeks ended March 3, 2015, we prepaid and retired three mortgage loan obligations with an aggregate balance of $3.9 million using cash on hand.  Additionally, we paid $0.4 million in prepayment premiums in connection with the retirement of these obligations.

NOTE I – CLOSURES AND IMPAIRMENTS EXPENSE

Closures and impairments expense includes the following for the 13 and 39 weeks ended March 3, 2015 and March 4, 2014 (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	March 3, 2015	March 4, 2014	March 3, 2015	March 4, 2014
Closures and impairments from
continuing operations:
Property impairments	$3,578	$2,908	$5,850	$20,156
Closed restaurant lease reserves	380	257	1,141	4,554
Other closing costs	277	983	905	1,561
Gain on sale of surplus properties	(244)	(377)	(1,348)	(324)
Closures and impairments, net	$3,991	$3,771	$6,548	$25,947

Closures and impairments from
discontinued operations		$(77)		$(12)

A rollforward of our reserve for future lease obligations associated with closed properties is as follows (in thousands):

Reserve for Lease Obligations
Balance at June 3, 2014	$10,873
Closing expense including rent and other lease charges	1,141
Payments	(3,682)
Other	(498)
Balance at March 3, 2015	$7,834

The amounts comprising future lease obligations in the table above are estimated using certain assumptions, including the period of time it will take to settle the lease with the landlord or find a suitable sublease tenant, and the amount of actual future cash payments could differ from our recorded lease obligations.  Of the total future lease obligations included in the table above, $7.7 million and $10.5 million are included within the Accrued liabilities – Rent and other caption in our Consolidated Balance Sheets as of March 3, 2015 and June 3, 2014, respectively.  The actual amount of any cash payments made by the Company for lease contract termination costs will be dependent upon ongoing negotiations with the landlords of the leased restaurant properties.

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

Minimum funding for the Retirement Plan is determined in accordance with the guidelines set forth in employee benefit and tax laws.  From time to time we may contribute additional amounts as we deem appropriate.  We estimate that we will be required to make contributions totaling $0.2 million to the Retirement Plan during the remainder of fiscal year 2015.

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

Included in our Condensed Consolidated Balance Sheets as of March 3, 2015 and June 3, 2014 are amounts within Accrued liabilities: Payroll and related costs of $3.3 million as of both dates and amounts within Other deferred liabilities of $32.2 million and $32.5 million, respectively, relating to our three defined benefit pension plans.

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

The following tables detail the components of net periodic benefit costs and the amounts recognized in our Condensed Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the “Pension Plans”) and the Postretirement Medical and Life Benefits plans (in thousands):

	Pension Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	March 3,	March 4,	March 3,	March 4,
	2015	2014	2015	2014
Service cost	$75	$89	$225	$267
Interest cost	443	435	1,330	1,303
Expected return on plan assets	(124)	(111)	(373)	(333)
Recognized actuarial loss	430	427	1,290	1,283
Net periodic benefit cost	$824	$840	$2,472	$2,520

	Postretirement Medical and Life Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	March 3,	March 4,	March 3,	March 4,
	2015	2014	2015	2014
Service cost	$1	$4	$3	$10
Interest cost	12	16	35	50
Amortization of prior service cost (a)	–	(12)	–	(34)
Recognized actuarial loss	33	61	100	183
Net periodic benefit cost	$46	$69	$138	$209
(a)	Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

During the 13 and 39 weeks ended March 3, 2015 and March 4, 2014, we reclassified recognized actuarial losses and amortized prior service costs out of accumulated other comprehensive loss and into pension expense, which is included in Selling, general and administrative, net within our Condensed Consolidated Statements of Operations and Comprehensive Loss, as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	March 3, 2015	March 4, 2014	March 3, 2015	March 4, 2014
Recognized actuarial loss	$463	$489	$1,390	$1,466
Amortization of prior service cost	–	(12)	–	(34)
Pension liability reclassification	$463	$477	$1,390	$1,432

The following table is a rollforward of accumulated other comprehensive loss for the 39 weeks ended March 3, 2015 (in thousands):

Accumulated Other Comprehensive Loss
Balance at June 3, 2014	$(10,900)
Pension liability reclassification	1,390
Balance at March 3, 2015	$(9,510)

We also sponsor two defined contribution retirement savings plans. Information regarding these plans is included in our Annual Report on Form 10-K for the fiscal year ended June 3, 2014.

Executive Separations
On June 26, 2014, our then Executive Vice President, Chief Financial Officer stepped down as Chief Financial Officer and subsequently retired from the Company on August 4, 2014.  Additionally, our Senior Vice President, Chief Development Officer and Senior Vice President, Chief Legal Officer and Secretary left the Company on July 24, 2014 and December 12, 2014, respectively.  During the 39 weeks ended March 3, 2015, we recorded severance expense and made severance payments of $0.3 million in connection with the separation agreements for certain of these former executives.

As of March 3, 2015, liabilities of $0.2 million, representing unpaid obligations in connection with the employee separations, were included within Accrued liabilities: Payroll and related costs in our Condensed Consolidated Balance Sheet.  A rollforward of our obligations in connection with employee separations is as follows (in thousands):

Balance at June 3, 2014	$1,055
Employee severance and unused vacation accruals	1,005
Cash payments	(1,853)
Balance at March 3, 2015	$207

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

Under Accounting Standards Codification 740 (“ASC 740”), companies are required to apply their estimated annual tax rate on a year-to-date basis in each interim period.  Under ASC 740, companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable.  In this situation, the interim tax rate should be based on the actual year-to-date results.  Due to changes in our projections, which have fluctuated as we work through our brand repositioning, a reliable projection of our annual effective rate has been difficult to determine.  As such, we recorded a tax provision for the 39 weeks ended March 3, 2015 based on the actual year-to-date results, in accordance with ASC 740.

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

We recorded a tax benefit from continuing operations of $0.1 million and $3.3 million for the 13 and 39 weeks ended March 3, 2015, respectively, compared to a tax benefit from continuing operations of $0.8 million and $7.9 million for the 13 and 39 weeks ended March 4, 2014, respectively.  Included in our $3.3 million tax benefit from continuing operations for the 39 weeks ended March 3, 2015 was a benefit of $3.2 million recorded during the first quarter of fiscal year 2015 representing an immaterial prior period correction to our deferred tax asset valuation allowance.

Our valuation allowance for deferred tax assets totaled $60.8 million and $54.6 million as of March 3, 2015 and June 3, 2014, respectively.

We had a gross liability for unrecognized tax benefits, exclusive of accrued interest and penalties, of $3.9 million and $7.0 million as of March 3, 2015 and June 3, 2014, respectively.  As of March 3, 2015 and June 3, 2014, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate was $2.2 million and $2.6 million, respectively.  The liability for unrecognized tax benefits as of March 3, 2015 includes $0.3 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations and negotiations with tax authorities.

Interest and penalties related to unrecognized tax benefits are recognized as components of income tax expense.  As of March 3, 2015 and June 3, 2014, we had accrued $0.4 million and $0.5 million, respectively, for the payment of interest and penalties.  During the first 39 weeks of fiscal year 2015, accrued interest and penalties decreased by $0.1 million.

At March 3, 2015, we are no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2011, and with few exceptions, state and local examinations by tax authorities prior to fiscal year 2012.

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

At March 3, 2015, we had reserved a total of 4,350,000 shares of common stock for the SIP and 1996 SIP.  Of the reserved shares at March 3, 2015, 2,257,000 were subject to options outstanding.  Stock option exercises are settled with the issuance of new shares.  Net shares of common stock available for issuance at March 3, 2015 were 2,093,000.

Stock Options
The following table summarizes the activity in options for the 39 weeks ended March 3, 2015 under these stock option plans (in thousands, except per-share data):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Service-based vesting:
Balance at June 3, 2014	1,953	$8.66
Granted	870	5.94
Exercised	(76)	6.04
Forfeited	(252)	8.70
Balance at March 3, 2015	2,495	$7.79	4.59	$630
Exercisable	1,323	$8.56	3.36	$11
Market-based vesting:
Balance at June 3, 2014	735	$8.82
Forfeited	(220)	9.34
Balance at March 3, 2015	515	$8.60	5.09	$–
Exercisable	–	$–	–	$–

At March 3, 2015, there was approximately $2.0 million of unrecognized pre-tax compensation expense related to non-vested stock options.  This cost is expected to be recognized over a weighted-average period of 1.4 years.

Restricted Stock
The following table summarizes our restricted stock activity for the 39 weeks ended March 3, 2015 (in thousands, except per-share data):

		Weighted-Average
	Restricted	Grant-Date
Performance-based vesting:	Stock	Fair Value
Unvested at June 3, 2014	68	$7.81
Granted	–	–
Vested	–	–
Forfeited	–	–
Unvested at March 3, 2015	68	$7.81

		Weighted-Average
	Restricted	Grant-Date
Service-based vesting:	Stock	Fair Value
Unvested at June 3, 2014	1,008	$8.11
Granted	620	6.03
Vested	(273)	7.50
Forfeited	(53)	6.84
Unvested at March 3, 2015	1,302	$7.30

The fair values of the restricted stock awards reflected above were based on the fair market value of our common stock at the time of grant.  At March 3, 2015, unrecognized compensation expense related to restricted stock grants expected to vest totaled approximately $3.6 million and will be recognized over a weighted average vesting period of approximately 1.4 years.

Included within Selling, general, and administrative, net in our Condensed Consolidated Statements of Operations and Comprehensive Loss is share-based compensation expense of $1.7 million and $5.4 million for the 13 and 39 weeks ended March 3, 2015, respectively, and $1.7 million and $5.8 million for the 13 and 39 weeks ended March 4, 2014, respectively.

NOTE M – SEGMENT REPORTING

Our President and Chief Executive Officer, who is our chief operating decision maker, with the assistance of our senior management, reviews discrete financial information for both the Ruby Tuesday and Lime Fresh restaurant concepts to assess performance and allocate resources.  We consider the Ruby Tuesday and Lime Fresh concepts to be our reportable segments as we do not believe they have similar economic and other characteristics to be aggregated into a single reportable segment.  Financial results by reportable segment for the 13 and 39 weeks ended March 3, 2015 and March 4, 2014 are as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	March 3, 2015	March 4, 2014	March 3, 2015	March 4, 2014
Revenues:
Ruby Tuesday concept	$281,118	$290,752	$814,975	$845,514
Lime Fresh concept	4,795	4,800	14,779	15,921
Total revenues	$285,913	$295,552	$829,754	$861,435

Segment profit/(loss):
Ruby Tuesday concept	$28,307	$24,139	$79,152	$34,860
Lime Fresh concept	133	1	(1,347)	(4,236)
Total segment profit	$28,440	$24,140	$77,805	$30,624

Depreciation and amortization:
Ruby Tuesday concept	$12,010	$12,840	$36,426	$40,088
Lime Fresh concept	419	473	1,279	1,517
Support center and other	532	599	1,614	1,779
Total depreciation and amortization	$12,961	$13,912	$39,319	$43,384

Capital expenditures:
Ruby Tuesday concept			$19,917	$18,744
Lime Fresh concept			145	2,793
Support center and other			1,072	1,020
Total capital expenditures			$21,134	$22,557

Total assets by reportable segment as of March 3, 2015 and June 3, 2014 are as follows (in thousands):

	March 3, 2015	June 3, 2014
Total assets:
Ruby Tuesday concept	$796,421	$824,293
Lime Fresh concept	12,921	15,203
Support center and other	120,545	116,931
Total assets	$929,887	$956,427

The following is a reconciliation of segment profit to loss from continuing operations before taxes for the 13 and 39 weeks ended March 3, 2015 and March 4, 2014 (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	March 3, 2015	March 4, 2014	March 3, 2015	March 4, 2014
Segment profit	$28,440	$24,140	$77,805	$30,624
Less:
Depreciation and amortization	(12,961)	(13,912)	(39,319)	(43,384)
Unallocated general and
administrative expenses	(10,777)	(11,551)	(31,562)	(37,208)
Preopening expenses	(50)	–	(253)	(395)
Trademark impairment	–	(855)	–	(855)
Interest expense, net	(5,446)	(5,967)	(16,783)	(19,340)
Other expense, net	(87)	(55)	(706)	(1,341)
Loss from continuing operations
before income taxes	$(881)	$(8,200)	$(10,818)	$(71,899)

NOTE N – COMMITMENTS AND CONTINGENCIES

Litigation
We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business.  We provide reserves for such claims when payment is probable and estimable in accordance with GAAP.  At this time, in the opinion of management, the ultimate resolution of pending legal proceedings, including the matter referred to below, will not have a material adverse effect on our consolidated operations, financial position, or cash flows.

On July 23, 2014, a case styled Kimberly LaFrance, on behalf of herself and all other similarly situated v. Ruby Tuesday, Inc., was filed against the Company in the State of New York Supreme Court, County of Onondaga on behalf of the plaintiff and all other similarly situated individuals.  The plaintiff is alleging violations of certain wage notice requirements under New York law and is seeking wages, liquidated damages and attorneys’ fees.  The matter has been removed to the United States District Court for the Northern District of New York.  On November 20, 2014, we filed a motion to dismiss, which was followed by motions filed by the plaintiff on December 29, 2014, for class certification, and on December 31, 2014, for partial summary judgment.  The court stayed briefing on the plaintiff’s motions seeking to first rule on our motion to dismiss.  The parties have agreed to mediate the case, and on March 5, 2015, the court stayed all deadlines in the matter pending the completion of that mediation.  While we believe that we have accrued an appropriate amount based on our current understanding of the case, we may increase our accrual in the future if a class is certified or if our understanding of the matter changes.

NOTE O – FAIR VALUE MEASUREMENTS

The following table presents the fair value of financial assets and liabilities measured on a recurring basis and the level within the fair value hierarchy in which the measurements fall (in thousands):

	Level	March 3, 2015	June 3, 2014
Deferred compensation plan: other investments – Assets	1	$8,034	$8,930
Deferred compensation plan: other investments – Liabilities	1	(8,034)	(8,930)
Deferred compensation plan: RTI common stock – Equity	1	460	622
Deferred compensation plan: RTI common stock – Equity	1	(460)	(622)
Total		$–	$–

There were no transfers among levels within the fair value hierarchy during the 39 weeks ended March 3, 2015.

The Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (the “Deferred Compensation Plan”) and the Ruby Tuesday, Inc. Restated Deferred Compensation Plan (the “Predecessor Plan”) are unfunded, non-qualified deferred compensation plans for eligible employees.  Assets earmarked to pay benefits under the  Deferred Compensation Plan and Predecessor Plan are held by a rabbi trust.  We report the accounts of the rabbi trust in our Condensed Consolidated Financial Statements.  The investments held by these plans are reported at fair value based on third-party broker statements.  The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, is recorded in Selling, general and administrative expense, net in the Condensed Consolidated Financial Statements.

The following table presents the fair value of assets measured on a non-recurring basis during the 13 weeks ended March 3, 2015 and the level within the fair value hierarchy in which the measurements fall (in thousands):

	Fair Value Measurements
	Level	March 3, 2015
Long-lived assets held for sale	2	$3,066
Long-lived assets held for use	2	1,110
Total		$4,176

The following table presents the losses recognized during the 13 and 39 weeks ended March 3, 2015 and March 4, 2014 resulting from non-recurring fair value measurements.  The losses associated with continuing operations are included in Closures and impairments, net and the losses associated with discontinued operations are included in Income from discontinued operations, net of tax in our Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	March 3, 2015	March 4, 2014	March 3, 2015	March 4, 2014
Included within continuing operations
Long-lived assets held for sale	$586	$142	$1,388	$726
Long-lived assets held for use	2,992	3,621	4,462	20,285
	$3,578	$3,763	$5,850	$21,011

Included within discontinued operations		$25		$178

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

Our financial instruments at March 3, 2015 and June 3, 2014 consisted of cash and cash equivalents, accounts receivable and payable, and long-term debt.  The fair value of cash and cash equivalents and accounts receivable and payable approximated carrying value due to the short-term nature of these instruments.  The carrying value and fair value of our other financial instruments not measured at fair value on a recurring basis, however subject to fair value disclosures, are as follows (in thousands):

	March 3, 2015		June 3, 2014
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt	$251,114	$260,952	$258,490	$262,985

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

Condensed Consolidating Balance Sheet
As of March 3, 2015
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$60,925	$296	$–	$61,221
Accounts receivable	1,934	2,916	–	4,850
Inventories	16,271	6,673	–	22,944
Income tax receivable	150,115	–	(147,749)	2,366
Deferred income taxes	(3,038)	3,399	–	361
Other current assets	15,520	2,355	–	17,875
Total current assets	241,727	15,639	(147,749)	109,617

Property and equipment, net	563,153	198,647	–	761,800
Investment in subsidiaries	136,416	–	(136,416)	–
Due from/(to) subsidiaries	67,992	223,095	(291,087)	–
Other assets	47,094	11,376	–	58,470
Total assets	$1,056,382	$448,757	$(575,252)	$929,887

Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable	$17,052	$3,784	$–	$20,836
Accrued and other current liabilities	43,512	35,972	–	79,484
Current maturities of long-term debt,
including capital leases	(361)	4,919	–	4,558
Income tax payable	–	147,749	(147,749)	–
Total current liabilities	60,203	192,424	(147,749)	104,878

Long-term debt and capital leases,
less current maturities	213,307	33,444	–	246,751
Deferred income taxes	(1,914)	4,684	–	2,770
Due to/(from) subsidiaries	223,095	67,992	(291,087)	–
Other deferred liabilities	100,793	13,797	–	114,590
Total liabilities	595,484	312,341	(438,836)	468,989

Shareholders’ equity:
Common stock	621	–	–	621
Capital in excess of par value	82,038	–	–	82,038
Retained earnings	387,749	136,416	(136,416)	387,749
Accumulated other comprehensive loss	(9,510)	–	–	(9,510)
Total shareholders’ equity	460,898	136,416	(136,416)	460,898

Total liabilities & shareholders’ equity	$1,056,382	$448,757	$(575,252)	$929,887

Condensed Consolidating Balance Sheet
As of June 3, 2014
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$51,012	$314	$–	$51,326
Accounts receivable	1,725	3,136	–	4,861
Inventories	15,114	6,060	–	21,174
Income tax receivable	138,524	–	(136,391)	2,133
Deferred income taxes	(548)	3,945	–	3,397
Other current assets	14,610	2,289	–	16,899
Total current assets	220,437	15,744	(136,391)	99,790

Property and equipment, net	587,783	207,063	–	794,846
Investment in subsidiaries	158,266	–	(158,266)	–
Due from/(to) subsidiaries	78,612	243,665	(322,277)	–
Other assets	48,780	13,011	–	61,791
Total assets	$1,093,878	$479,483	$(616,934)	$956,427

Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable	$20,545	$5,656	$–	$26,201
Accrued and other current liabilities	46,450	36,356	–	82,806
Current maturities of long-term debt,
including capital leases	(341)	5,157	–	4,816
Income tax payable	–	136,391	(136,391)	–
Total current liabilities	66,654	183,560	(136,391)	113,823

Long-term debt and capital leases,
less current maturities	213,039	40,836	–	253,875
Deferred income taxes	(445)	3,945	–	3,500
Due to/(from) subsidiaries	243,665	78,612	(322,277)	–
Other deferred liabilities	109,756	14,264	–	124,020
Total liabilities	632,669	321,217	(458,668)	495,218

Shareholders’ equity:
Common stock	614	–	–	614
Capital in excess of par value	76,269	–	–	76,269
Retained earnings	395,226	158,266	(158,266)	395,226
Accumulated other comprehensive loss	(10,900)	–	–	(10,900)
Total shareholders’ equity	461,209	158,266	(158,266)	461,209

Total liabilities & shareholders’ equity	$1,093,878	$479,483	$(616,934)	$956,427

Condensed Consolidating Statement of Operations and
Comprehensive Loss
For the Thirteen Weeks Ended March 3, 2015
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$204,278	$80,114	$–	$284,392
Franchise revenue	4	1,517	–	1,521
	204,282	81,631	–	285,913

Operating costs and expenses:
Cost of goods sold	55,793	22,003	–	77,796
Payroll and related costs	67,959	28,721	–	96,680
Other restaurant operating costs	43,643	17,885	–	61,528
Depreciation	9,229	3,176	–	12,405
Selling, general, and administrative	18,244	10,704	–	28,948
Intercompany selling, general, and
administrative allocations	11,371	(11,371)	–	–
Closures and impairments	2,086	1,905	–	3,991
Equity in earnings of subsidiaries	(7,171)	–	7,171	–
Interest expense, net	4,654	792	–	5,446
Intercompany interest expense/(income)	3,040	(3,040)	–	–
	208,848	70,775	7,171	286,794

(Loss)/income before income taxes	(4,566)	10,856	(7,171)	(881)
(Benefit)/provision for income taxes	(3,797)	3,685	–	(112)

Net loss	$(769)	$7,171	$(7,171)	$(769)

Other comprehensive income:
Pension liability reclassification, net of tax	463	–	–	463
Total comprehensive loss	$(306)	$7,171	$(7,171)	$(306)

Condensed Consolidating Statement of Operations and
Comprehensive Loss
For the Thirty-Nine Weeks Ended March 3, 2015
(In thousands)

	Parent	Guarantor	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$595,401	$229,654	$–	$825,055
Franchise revenue	188	4,511	–	4,699
	595,589	234,165	–	829,754

Operating costs and expenses:
Cost of goods sold	162,041	62,548	–	224,589
Payroll and related costs	202,349	84,137	–	286,486
Other restaurant operating costs	130,551	50,873	–	181,424
Depreciation	27,960	9,641	–	37,601
Selling, general, and administrative	55,013	32,128	–	87,141
Intercompany selling, general, and
administrative allocations	32,986	(32,986)	–	–
Closures and impairments	4,390	2,158	–	6,548
Equity in earnings of subsidiaries	(19,278)	–	19,278	–
Interest expense, net	13,901	2,882	–	16,783
Intercompany interest expense/(income)	8,930	(8,930)	–	–
	618,843	202,451	19,278	840,572

(Loss)/income before income taxes	(23,254)	31,714	(19,278)	(10,813)
(Benefit)/provision for income taxes	(15,777)	12,436	–	(3,341)

Net loss	$(7,477)	$19,278	$(19,278)	$(7,477)

Other comprehensive income:
Pension liability reclassification, net of tax	1,390	–	–	1,390
Total comprehensive loss	$(6,087)	$19,278	$(19,278)	$(6,087)

Condensed Consolidating Statement of Operations and
Comprehensive Loss
For the Thirteen Weeks Ended March 4, 2014
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$212,249	$81,715	$–	$293,964
Franchise revenue	63	1,525	–	1,588
	212,312	83,240	–	295,552

Operating costs and expenses:
Cost of goods sold	58,550	22,430	–	80,980
Payroll and related costs	71,742	29,609	–	101,351
Other restaurant operating costs	46,765	17,396	–	64,161
Depreciation	9,787	3,540	–	13,327
Selling, general, and administrative	16,532	16,808	–	33,340
Intercompany selling, general, and
administrative allocations	14,908	(14,908)	–	–
Closures and impairments	2,407	1,364	–	3,771
Trademark impairment	–	855	–	855
Equity in earnings of subsidiaries	(8,886)	–	8,886	–
Interest expense, net	5,089	878	–	5,967
Intercompany interest expense/(income)	3,274	(3,274)	–	–
	220,168	74,698	8,886	303,752

(Loss)/income from continuing operations
before income taxes	(7,856)	8,542	(8,886)	(8,200)
Benefit for income taxes from
continuing operations	(463)	(344)	–	(807)
Loss from continuing operations	(7,393)	8,886	(8,886)	(7,393)

Income from discontinued operations, net of tax	86	–	–	86
Net loss	$(7,307)	$8,886	$(8,886)	$(7,307)

Other comprehensive income:
Pension liability reclassification, net of tax	477	–	–	477
Total comprehensive loss	$(6,830)	$8,886	$(8,886)	$(6,830)

Condensed Consolidating Statement of Operations and
Comprehensive Loss
For the Thirty-Nine Weeks Ended March 4, 2014
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$621,181	$235,594	$–	$856,775
Franchise revenue	182	4,478	–	4,660
	621,363	240,072	–	861,435

Operating costs and expenses:
Cost of goods sold	173,397	65,190	–	238,587
Payroll and related costs	214,633	86,968	–	301,601
Other restaurant operating costs	141,660	55,324	–	196,984
Depreciation	30,359	11,092	–	41,451
Selling, general, and administrative	68,250	39,136	–	107,386
Intercompany selling, general, and
administrative allocations	43,679	(43,679)	–	–
Closures and impairments	15,630	10,317	–	25,947
Trademark impairment	–	855	–	855
Equity in earnings of subsidiaries	(13,307)	–	13,307
Interest expense, net	15,320	4,020	–	19,340
Intercompany interest expense/(income)	9,688	(9,688)	–	–
Loss on extinguishment of debt	1,183	–	–	1,183
	700,492	219,535	13,307	933,334

(Loss)/income from continuing operations
before income taxes	(79,129)	20,537	(13,307)	(71,899)
(Benefit)/provision for income taxes from
continuing operations	(15,100)	7,230	–	(7,870)
Loss from continuing operations	(64,029)	13,307	(13,307)	(64,029)

Income from discontinued operations, net of tax	97	–	–	97
Net loss	$(63,932)	$13,307	$(13,307)	$(63,932)

Other comprehensive income:
Pension liability reclassification, net of tax	1,432	–	–	1,432
Total comprehensive loss	$(62,500)	$13,307	$(13,307)	$(62,500)

Condensed Consolidating Statement of Cash Flows
For the Thirty-Nine Weeks Ended March 3, 2015
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$37,226	$51,900	$(61,699)	$27,427

Investing activities:
Purchases of property and equipment	(16,569)	(4,565)	–	(21,134)
Proceeds from disposal of assets	7,649	1,047	–	8,696
Other, net	2,043	135	–	2,178
Net cash used by investing activities	(6,877)	(3,383)	–	(10,260)

Financing activities:
Principal payments on long-term debt	(6)	(7,406)	–	(7,412)
Stock repurchases	(73)	–	–	(73)
Payments for debt issuance costs	(281)	–	–	(281)
Proceeds from exercise of stock options	457	–	–	457
Excess tax benefits from share-based
compensation	37	–	–	37
Intercompany transactions	(20,570)	(41,129)	61,699	–
Net cash used by financing activities	(20,436)	(48,535)	61,699	(7,272)

Increase/(decrease) in cash and cash equivalents	9,913	(18)	–	9,895
Cash and cash equivalents:
Beginning of year	51,012	314	–	51,326
End of quarter	$60,925	$296	$–	$61,221

Condensed Consolidating Statement of Cash Flows
For the Thirty-Nine Weeks Ended March 4, 2014
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated

Net cash (used)/provided by operating activities	$(4,304)	$51,122	$(17,664)	$29,154

Investing activities:
Purchases of property and equipment	(16,855)	(5,702)	–	(22,557)
Proceeds from sale-leaseback transactions, net	5,637	–	–	5,637
Proceeds from disposal of assets	9,926	1,023	–	10,949
Other, net	842	–	–	842
Net cash used by investing activities	(450)	(4,679)	–	(5,129)

Financing activities:
Principal payments on long-term debt	(12,958)	(19,023)	–	(31,981)
Stock repurchases	(579)	–	–	(579)
Payments for debt issuance costs	(1,758)	–	–	(1,758)
Proceeds from exercise of stock options	1,576	–	–	1,576
Excess tax benefits from share-based
compensation	284	–	–	284
Intercompany transactions	9,688	(27,352)	17,664	–
Net cash used by financing activities	(3,747)	(46,375)	17,664	(32,458)

(Decrease)/increase in cash and cash equivalents	(8,501)	68	–	(8,433)
Cash and cash equivalents:
Beginning of year	52,635	272	–	52,907
End of quarter	$44,134	$340	$–	$44,474

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

General:

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”), owns and operates Ruby Tuesday® casual dining and Lime Fresh Mexican Grill® (“Lime Fresh”) fast casual restaurants.  As of March 3, 2015, we owned and operated 658, and franchised 79, Ruby Tuesday restaurants.  Ruby Tuesday restaurants can be found in 44 states, 13 foreign countries, and Guam.

As of March 3, 2015, there were 19 Company-owned and operated Lime Fresh restaurants, as well as seven domestic Lime Fresh restaurants operated by franchisees.

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

Enhancing Our Business Model
Over the past year, we made significant progress towards lowering our overall cost structure with identified reductions in cost of goods sold and selling, general, and administrative expenses.  In April 2014, we implemented a new labor management system to facilitate more efficient staffing that is contributing to lower labor costs.  Further, we are in the process of implementing enhanced business processes and capabilities, an inventory/food waste management system that should benefit our business model by reducing food waste and manager time on inventory management leading to a better guest experience and improved profitability.  We believe there is opportunity to further improve our business model with a continued focus on improving our restaurant level margins through the implementation of business technology platforms and through a continued focus on lowering our overall cost structure.

Enhance Sales and Margins Through Repositioning of Our Core Brand
We are in the process of executing a strategic brand transformation of the Ruby Tuesday concept which is designed to make our brand more energetic, affordable, and broadly appealing.  We believe the execution of this strategy provides opportunities for increased customer counts, same-restaurant sales growth, and increased shareholder value.  Our brand transformation is supported by four key pillars: food, service, atmosphere, and communication.

As part of our transformation strategy, we have taken what we believe to be meaningful steps to improve our food, customer experience, organizational capabilities, and business model.  We continue to transform our menu to be broadly appealing, approachable, and affordable by offering compelling value throughout the menu at a wide-range of price points.  Our intent is to incorporate guest feedback to continue to evolve our menu as well as to promote menu items that guests find highly satisfying.

Enhancing our service and atmosphere are also critical components of our brand transformation strategy.  As we introduced new menu and culinary platforms, we also simplified recipes and operational processes which we believe will result in better and more consistent food and service execution.  Further, in January 2015, we rolled-out a new service training platform which encourages our restaurant teams to provide a genuine, customized experience to our guests while also reinforcing techniques to build add-on sales for beverages, appetizers and desserts.

To further enhance the atmosphere of our restaurants, we are currently developing a remodel plan which we expect to begin testing prototypes in fiscal 2016 to determine sales building potential, cost effectiveness, and return on investment.  We also introduced more casual and colorful new team uniforms and have evolved the menu design, both of which better reflect our brand personality.  We believe these combined changes will deliver an improved guest experience and create a more energetic dining atmosphere for our customers.

The fourth pillar of our brand transformation strategy is our communication and marketing programs.  The program is designed to reshape consumer perceptions of the Ruby Tuesday brand and enhance our Fresh American Grill positioning, by showcasing our brand personality in a fresh and energetic way, featuring compelling new food products, highlighting the freshness and variety of our Garden Bar, and effectively communicating value and affordability.  We continue to build key capabilities in our marketing organization, strengthen our culinary innovation pipeline, and become more efficient and cost-effective with our marketing spend.

The four key areas of menu, service, atmosphere, and communication will continue to be foundational drivers of our brand transformation and key to building a stronger business model.  We expect the culmination of the four pillars working fluidly in concert with each other with engaged restaurant and support teams will drive guest counts, sales and average check.

Strengthen our Balance Sheet to Facilitate Growth and Value Creation
Our objective over the next several years is to grow our net cash provided by operating activities which will provide us with funds that can be used to reinvest in our restaurants to support the business and to continue to reduce outstanding debt levels in order to improve our credit metrics to ensure adequate access to capital at reasonable rates while providing flexibility for overall business needs and economic conditions.  Our success in the key strategic initiatives outlined above should enable us to improve both our return on assets and return on equity, and to create additional shareholder value.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make subjective or complex judgments that may affect the reported financial condition and results of operations.  We base our estimates on historical experience and other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We continually evaluate the information used to make these estimates as our business and the economic environment change.

Results of Operations:

The following is an overview of our results of operations for the 13- and 39-week periods ended March 3, 2015:

Net loss was $0.8 million for the 13 weeks ended March 3, 2015 compared to a net loss of $7.3 million for the same quarter of the previous fiscal year.  Diluted loss per share for the fiscal quarter ended March 3, 2015 was $0.01 compared to a diluted loss per share of $0.12 for the corresponding period of the prior fiscal year as a result of the decrease in net loss as discussed below.

During the 13 weeks ended March 3, 2015:

•	Same-restaurant sales* at Company-owned Ruby Tuesday restaurants decreased 0.3%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants increased 5.0%;
•	Five Company-owned Ruby Tuesday restaurants were closed;
•	One franchised Ruby Tuesday restaurant was opened and three were closed;
•	One Company-owned Lime Fresh restaurant was closed;
•	One franchised Lime Fresh restaurant was closed;
•	John Connelly was appointed Senior Vice President and Chief Marketing Officer on December 29, 2014; and
•	Scarlett A. May, our former Senior Vice President and Chief Legal Officer, left the Company on December 12, 2014. **

Net loss was $7.5 million for the 39 weeks ended March 3, 2015 compared to a net loss of $63.9 million for the same period of the previous fiscal year.  Diluted loss per share for the 39 weeks ended March 3, 2015 was $0.12 compared to a diluted loss per share of $1.06 for the corresponding period of the prior fiscal year as a result of the decrease in net loss as discussed below.

During the 39 weeks ended March 3, 2015:

•	Same-restaurant sales* at Company-owned Ruby Tuesday restaurants were flat as compared to the prior year, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants increased 6.2%;
•	One Company-owned Ruby Tuesday restaurants was opened and 11 were closed;
•	Six franchised Ruby Tuesday restaurants were opened and six were closed;
•	One Company-owned Lime Fresh restaurant was closed;
•	Two franchised Lime Fresh restaurant were open and one was closed;
•	John Connelly was appointed Senior Vice President and Chief Marketing Officer on December 29, 2014;
•	Scarlett A. May, our former Senior Vice President and Chief Legal Officer, left the Company on December 12, 2014; **
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

** Rhonda Parish was appointed Senior Vice President and Chief Legal Officer on March 16, 2015.

The following table sets forth selected restaurant operating data as a percentage of total revenue, except where otherwise noted, for the periods indicated.  All information is derived from our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

	Thirteen weeks ended				Thirty-nine weeks ended
		March 3,		March 4,		March 3,	March 4,
		2015		2014		2015	2014
Revenue:
Restaurant sales and operating revenue		99.5%		99.5%		99.4%		99.5%
Franchise revenue		0.5		0.5		0.6		0.5
Total revenue		100.0		100.0		100.0		100.0
Operating costs and expenses:
Cost of goods sold (1)		27.4		27.5		27.2		27.8
Payroll and related costs (1)		34.0		34.5		34.7		35.2
Other restaurant operating costs (1)		21.6		21.8		22.0		23.0
Depreciation (1)		4.4		4.5		4.6		4.8
Selling, general and administrative, net		10.1		11.3		10.5		12.5
Closures and impairments, net		1.4		1.3		0.8		3.0
Trademark impairment		–		0.3		–		0.1
Interest expense, net		1.9		2.0		2.0		2.2
Loss on extinguishment of debt		–		–		–		0.1
Loss from continuing operations before
income taxes		(0.3)		(2.8)		(1.3)		(8.3)
Benefit for income taxes from continuing
operations		–		(0.3)		(0.4)		(0.9)
Loss from continuing operations		(0.3)		(2.5)		(0.9)		(7.4)
Income from discontinued operations, net of tax		–		–		–		–
Net loss	(0	.3)%	(2	.5)%	(0	.9)%	(7	.4)%

(1)     As a percentage of restaurant sales and operating revenue.

The following table shows Company-owned Ruby Tuesday and Lime Fresh concept restaurant activity for the 13- and 39-week periods ended March 3, 2015 and March 4, 2014.

	Ruby Tuesday	Lime Fresh	Total
13 weeks ended March 3, 2015
Beginning number	663	20	683
Opened	–	–	–
Closed	(5))	(1))	(6))
Ending number	658	19	677

39 weeks ended March 3, 2015
Beginning number	668	20	688
Opened	1	–	1
Closed	(11))	(1))	(12))
Ending number	658	19	677

13 weeks ended March 4, 2014
Beginning number	703	21	724
Opened	–	–	–
Closed	(24))	(1))	(25))
Ending number	679	20	699

39 weeks ended March 4, 2014
Beginning number	706	18	724
Opened	–	4	4
Closed	(27))	(2))	(29))
Ending number	679	20	699

The following table shows franchised Ruby Tuesday and Lime Fresh concept restaurant activity for the 13- and 39-week periods ended March 3, 2015 and March 4, 2014.

	Thirteen weeks ended		Thirty-nine weeks ended
	March 3, 2015	March 4, 2014	March 3, 2015	March 4, 2014
Ruby Tuesday
Beginning number	81	76	79	77
Opened	1	2	6	4
Closed	(3)	(2)	(6)	(5)
Ending number	79	76	79	76

Lime Fresh
Beginning number	8	8	6	6
Opened	–	–	2	2
Closed	(1)	–	(1)	–
Ending number	7	8	7	8

Revenue

Restaurant sales and operating revenue by concept for the 13 and 39 weeks ended March 3, 2015 and March 4, 2014 was as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	March 3, 2015	March 4, 2014	March 3, 2015	March 4, 2014
Restaurant sales and operating revenues:
Ruby Tuesday concept	$279,798	$289,335	$810,888	$841,392
Lime Fresh concept	4,594	4,629	14,167	15,383
Total	$284,392	$293,964	$825,055	$856,775

The Ruby Tuesday concept restaurant sales and operating revenue for the 13 weeks ended March 3, 2015 decreased 3.3% to $279.8 million compared to the same quarter of the prior fiscal year.  This decrease is primarily a result of restaurant closings since the same quarter of the prior fiscal year coupled with a 0.3% decrease in same-restaurant sales at Company-owned Ruby Tuesday restaurants.  The decrease in Ruby Tuesday concept same-restaurant sales is attributable to a 1.0% decrease in customer traffic offset by a 0.7% increase in net check.

The Lime Fresh concept restaurant sales and operating revenue totaled $4.6 million for both the 13 weeks ended March 3, 2015 and March 4, 2014.

The Ruby Tuesday concept restaurant sales and operating revenue for the 39 weeks ended March 3, 2015 decreased 3.6% to $810.9 million compared to the same period of the prior fiscal year.  This decrease is primarily a result of restaurant closings since the same period of the prior fiscal year.

The Lime Fresh concept restaurant sales and operating revenue for the 39 weeks ended March 3, 2015 decreased 7.2% to $14.2 million compared to the same period of the prior fiscal year.  This decrease is primarily a result of a restaurant closing in the prior fiscal year coupled with lower sales at certain other Lime Fresh open restaurants.

Included within total revenues above for the 13 and 39 weeks ended March 3, 2015 and March 4, 2014 was franchise revenue as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	March 3, 2015	March 4, 2014	March 3, 2015	March 4, 2014
Franchise revenue	$1,521	$1,588	$4,699	$4,660

Franchise revenue for the 13 weeks ended March 3, 2015 decreased 4.2% to $1.5 million compared to the same quarter of the prior fiscal year.  Franchise revenue is predominately comprised of domestic and international franchise royalties, which totaled $1.5 million for both 13-week periods ended March 3, 2015 and March 4, 2014.

Franchise revenue for the 39 weeks ended March 3, 2015 increased 0.8% to $4.7 million compared to the same quarter of the prior fiscal year.  Franchise revenue is predominately comprised of domestic and international franchise royalties, which totaled $4.5 million for both 39-week periods ended March 3, 2015 and March 4, 2014.

Segment Profit/(Loss)

Our President and Chief Executive Officer, who is our chief operating decision maker, with the assistance of our senior management, reviews discrete financial information for both the Ruby Tuesday and Lime Fresh restaurant concepts to assess performance and allocate resources.  We consider the Ruby Tuesday and Lime Fresh concepts to be our reportable segments as we do not believe they have similar economic and other characteristics to be aggregated into a single reportable segment.  Segment profit/(loss) by reportable segment for the 13 and 39 weeks ended March 3, 2015 and March 4, 2014 are as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	March 3, 2015	March 4, 2014	March 3, 2015	March 4, 2014
Segment profit/(loss):
Ruby Tuesday concept	$28,307	$24,139	$79,152	$34,860
Lime Fresh concept	133	1	(1,347)	(4,236)
Total segment profit	$28,440	$24,140	$77,805	$30,624

Segment profit for the 13 weeks ended March 3, 2015 for the Ruby Tuesday concept increased $4.2 million to $28.3 million compared to the third quarter of fiscal year 2014 due primarily to decreases in advertising expense of $4.3 million as a result of reduced television advertising and improvements in cost of goods sold, payroll and related costs, and other restaurant operating costs due to initiatives discussed later within this MD&A.  These were partially offset by a 0.3% decrease in same-restaurant sales at Company-owned Ruby Tuesday restaurants discussed above.

Segment profit for the 13 weeks ended March 3, 2015 for the Lime Fresh concept increased $0.1 million compared to the third quarter of fiscal year 2014 to $0.1 million due primarily to improvements in cost of goods sold, payroll and related costs, and other restaurant operating costs due to initiatives discussed later within this MD&A, which was partially offset by higher closures and impairments expense of $0.3 million due to favorable lease reserve adjustments in the prior year.

Segment profit for the 39 weeks ended March 3, 2015 for the Ruby Tuesday concept increased $44.3 million to $79.2 million compared to the same period of fiscal year 2014 due primarily to improvements in cost of goods sold, payroll and related costs, and other restaurant operating costs due to initiatives discussed later within this MD&A, and decreases in closures and impairments expense of $18.0 million and advertising expense of $15.2 million.  The reduction in closures and impairments expense compared to the same period of the prior fiscal year is primarily attributable to a decrease of impairments in connection with open restaurants with deteriorating operational performance ($9.5 million), early restaurant closures ($4.4 million), and upcoming lease terminations ($1.4 million) as prior fiscal year same-restaurant sales were down 7.2% and we closed 24 Ruby Tuesday restaurants during the third quarter of the prior fiscal year.  The reduction in advertising spending relates to reduced cable and television advertising.

Segment losses for the 39 weeks ended March 3, 2015 for the Lime Fresh concept decreased $2.9 million compared to the same period of fiscal year 2014 to $1.3 million due primarily to decreases in closures and impairments expense of $1.9 million as the prior fiscal year Lime Fresh segment losses included lease reserve charges related to four undeveloped sites for which management decided to forego restaurant development and a lease reserve charge on a Lime Fresh restaurant contracted to be sold.  This was coupled with improvements in cost of goods sold, payroll and related costs, and other restaurant operating costs due to initiatives discussed later within this MD&A.

The following is a reconciliation of segment profit to loss from continuing operations before taxes for the 13 and 39 weeks ended March 3, 2015 and March 4, 2014 (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	March 3, 2015	March 4, 2014	March 3, 2015	March 4, 2014
Segment profit	$28,440	$24,140	$77,805	$30,624
Less:
Depreciation and amortization	(12,961)	(13,912)	(39,319)	(43,384)
Unallocated general and
administrative expenses	(10,777)	(11,551)	(31,562)	(37,208)
Preopening expenses	(50)	–	(253)	(395)
Trademark impairment	–	(855)	–	(855)
Interest expense, net	(5,446)	(5,967)	(16,783)	(19,340)
Other expense, net	(87)	(55)	(706)	(1,341)
Loss from continuing operations
before income taxes	$(881)	$(8,200)	$(10,818)	$(71,899)

Pre-tax Loss from Continuing Operations

Pre-tax loss from continuing operations was $0.9 million for the 13 weeks ended March 3, 2015 compared to $8.2 million for the corresponding quarter of the prior fiscal year.  The decrease in pre-tax loss is due to decreases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of cost of goods sold, payroll and related costs, other restaurant operating costs, depreciation, and selling general, and administrative, net, as well as lower trademark impairment charges ($0.9 million) and interest expense ($0.5 million).  These were partially offset by a decrease in same-restaurant sales of 0.3% at Company-owned Ruby Tuesday restaurants and higher closures and impairments expense ($0.2 million).

Pre-tax loss from continuing operations was $10.8 million for the 39 weeks ended March 3, 2015 compared to $71.9 million for the corresponding period of the prior fiscal year.  The decrease in pre-tax loss is due to lower closures and impairments expense ($19.4 million) and interest expense ($2.6 million) and decreases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of cost of goods sold, payroll and related costs, other restaurant operating costs, depreciation, and selling, general, and administrative, net.

In the paragraphs that follow, we discuss in more detail the components of the decrease in pre-tax loss from continuing operations for the 13- and 39-week periods ended March 3, 2015, as compared to the comparable periods in the prior fiscal year.  Because a significant portion of the costs recorded in the cost of goods sold, payroll and related costs, other restaurant operating costs, and depreciation categories are either variable or highly correlative with the number of restaurants we operate, we evaluate our trends by comparing the costs as a percentage of restaurant sales and operating revenue, as well as the absolute dollar change, to the comparable prior fiscal year period.

Cost of Goods Sold

Cost of goods sold decreased $3.2 million (3.9%) to $77.8 million for the 13 weeks ended March 3, 2015, over the corresponding period of the prior fiscal year.  As a percentage of restaurant sales and operating revenue, cost of goods sold decreased from 27.5% to 27.4%.

Cost of goods sold decreased $14.0 million (5.9%) to $224.6 million for the 39 weeks ended March 3, 2015, over the corresponding period of the prior fiscal year.  As a percentage of restaurant sales and operating revenue, cost of goods sold decreased from 27.8% to 27.2%.

The absolute dollar decrease in cost of goods sold for the 13- and 39-week periods ended March 3, 2015 was the result of restaurant closures and cost savings on certain products as a result of renegotiated contracts with certain vendors since the same periods of fiscal year 2014.  These were partially offset by price increases on beef, seafood, poultry, and certain other products since the same periods of the prior fiscal year.

As a percentage of restaurant sales and operating revenue, the decrease in cost of goods sold for the 13- and 39-week periods ended March 3, 2015 is primarily the result of renegotiated contracts with certain vendors since the same periods of fiscal year 2014.

Payroll and Related Costs

Payroll and related costs decreased $4.7 million (4.6%) to $96.7 million for the 13 weeks ended March 3, 2015, as compared to the corresponding period in the prior fiscal year.  As a percentage of restaurant sales and operating revenue, payroll and related costs decreased from 34.5% to 34.0%.

Payroll and related costs decreased $15.1 million (5.0%) to $286.5 million for the 39 weeks ended March 3, 2015, as compared to the corresponding period in the prior fiscal year.  As a percentage of restaurant sales and operating revenue, payroll and related costs decreased from 35.2% to 34.7%.

The absolute dollar decrease in payroll and related costs for the 13-week period ended March 3, 2015 was primarily due to restaurant closures, decreases in hourly labor as a result of scheduling improvements with the rollout of a new labor forecasting system in our restaurants, and lower management labor.

The absolute dollar decrease in payroll and related costs for the 39-week period ended March 3, 2015 was primarily due to the same reasons as discussed above for the 13-week period, which were partially offset by higher health insurance costs as a result of unfavorable claims experience and higher bonus expense as more restaurants achieved the performance goals as compared to the same period of the prior fiscal year.

As a percentage of restaurant sales and operating revenue, the decrease in payroll and related costs for the 13 weeks ended March 3, 2015 was primarily the result of decreased hourly and management labor due to reasons as discussed above.

As a percentage of restaurant sales and operating revenue, the decrease in payroll and related costs for the 39 weeks ended March 3, 2015 was primarily the result of decreased hourly and management labor due to reasons as discussed above, offset by higher health insurance costs.

Other Restaurant Operating Costs

Other restaurant operating costs decreased $2.6 million (4.1%) to $61.5 million for the 13-week period ended March 3, 2015, as compared to the corresponding period in the prior fiscal year.  As a percentage of restaurant sales and operating revenue, these costs decreased from 21.8% to 21.6%.

For the 13 weeks ended March 3, 2015, the decrease in other restaurant operating costs related to the following (in thousands):

Legal	$1,580
Utilities	1,186
Other increases, net	(133)
Net decrease	$2,633

In both absolute dollars and as a percentage of restaurant sales and operating revenue for the 13-week period ended March 3, 2015, the decrease was a result of reduced legal costs related to pending litigation and lower utilities due primarily to restaurant closures since the same period of the prior fiscal year.

Other restaurant operating costs decreased $15.6 million (7.9%) to $181.4 million for the 39-week period ended March 3, 2015, as compared to the corresponding period in the prior fiscal year.  As a percentage of restaurant sales and operating revenue, these costs decreased from 23.0% to 22.0%.

For the 39 weeks ended March 3, 2015, the decrease in other restaurant operating costs related to the following (in thousands):

Repairs	$5,853
Utilities	2,993
Legal	1,856
Rent and leasing	1,519
Gift card breakage	1,084
Business interruption recoveries	1,050
Other decreases, net	1,205
Net decrease	$15,560

In both absolute dollars and as a percentage of restaurant sales and operating revenue for the 39-week period ended March 3, 2015, the decrease was a result of reduced building repairs, utilities, and rent and leasing due primarily to restaurant closures since the same period of the prior fiscal year, lower legal costs related to pending litigation, higher gift card breakage income, and business interruption recoveries related to claims collected for certain of our restaurants in the Gulf Coast area.

Depreciation

Depreciation expense decreased $0.9 million (6.9%) to $12.4 million for the 13-week period ended March 3, 2015, as compared to the corresponding period in the prior fiscal year.  As a percentage of restaurant sales and operating revenue, depreciation expense decreased from 4.5% to 4.4%.

Depreciation expense decreased $3.9 million (9.3%) to $37.6 million for the 39-week period ended March 3, 2015, as compared to the corresponding period in the prior fiscal year.  As a percentage of restaurant sales and operating revenue, depreciation expense decreased from 4.8% to 4.6%.

In terms of absolute dollars and as a percentage of restaurant sales and operating revenue, the decrease for the 13- and 39-week periods ended March 3, 2015 is due primarily to assets that became fully depreciated since the same periods of the prior fiscal year coupled with restaurant closures.

Selling, General and Administrative Expenses, Net

Selling, general and administrative expenses, net decreased $4.4 million (13.2%) to $28.9 million for the 13-week period ended March 3, 2015, as compared to the corresponding period in the prior fiscal year.

Selling, general and administrative expenses, net decreased $20.2 million (18.9%) to $87.1 million for the 39-week period ended March 3, 2015, as compared to the corresponding period in the prior fiscal year.

The decrease for the 13- and 39-week periods ended March 3, 2015 is due to lower advertising costs ($4.3 million and $15.4 million, respectively), primarily as a result of decreased television advertising, and a reduction in general and administrative costs ($0.1 million and $4.8 million, respectively) due to lower management labor from reductions in staffing, a decrease in consulting fees, and, for the 39 weeks ended March 3, 2015, lower legal fees.  The decrease in overall television advertising is attributable to management’s desire to spend marketing dollars more efficiently, with an increased focus on supporting our national cable television advertising with print and electronic promotions.  These were partially offset by higher accruals for support center bonus.

Closures and Impairments

Closures and impairments increased $0.2 million to $4.0 million for the 13-week period ended March 3, 2015, as compared to the corresponding period of the prior fiscal year.  The increase for the 13-week period ended March 3, 2015 is primarily due to higher property impairment charges ($0.7 million), increased closed restaurant lease reserve expense ($0.1 million), and lower gains on the sale of surplus properties ($0.1 million), which were partially offset by decreased other closing costs ($0.7 million).

Closures and impairments decreased $19.4 million to $6.5 million for the 39-week period ended March 3, 2015, as compared to the corresponding period of the prior fiscal year.  The decrease for the 39-week period ended March 3, 2015 is primarily due to lower property impairment charges ($14.3 million), closed restaurant lease reserve expense ($3.4 million), and other closing costs ($0.7 million) coupled with higher gains on the sale of surplus properties ($1.0 million).

The increase for the 13-week period ended March 3, 2015 is primarily due to higher property impairment charges attributable to open Ruby Tuesday concept restaurants experiencing deteriorating operational performance.  The decrease for the 39-week periods ended March 3, 2015 is primarily due to lower property impairment charges as the same periods of the prior fiscal year included, among other charges, impairments of $12.5 million attributable to open Ruby Tuesday concept restaurants experiencing deteriorating operational performance, and $4.4 million related to early restaurant closures.  Prior fiscal year same-restaurant sales for Ruby Tuesday concept restaurants were down 1.9% and 7.2% for the 13 and 39 weeks ended March 4, 2014, respectively.  The prior fiscal year charges were also due to a plan we announced to close approximately 30 Ruby Tuesday concept restaurants by the end of fiscal year 2014.

See Note I to our Condensed Consolidated Financial Statements for further information on our closures and impairment charges recorded during the first three quarters of fiscal years 2015 and 2014.

At March 3, 2015, we had 48 restaurants that had been open for more than six full quarters with rolling 12-month negative cash flows of which 31 have been impaired to salvage value.  Charges totaling $3.0 million were recorded for three open Ruby Tuesday concept restaurants impaired to salvage during the 13-week period ended March 3, 2015.  Of the 17 which remained, we reviewed the plans to improve cash flows at each of the restaurants and determined that no impairment was necessary.  The remaining net book value of these 17 restaurants, five of which are located on owned properties, was $16.4 million at March 3, 2015.

Should cash flows at these 17 cash flow negative and other cash flow declining restaurants not improve within a reasonable period of time, further impairment charges are possible.  Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs, salvage value, and sublease income.  Accordingly, actual results could vary significantly from our estimates.

Interest Expense, Net

Interest expense, net decreased $0.5 million to $5.4 million for the 13 weeks ended March 3, 2015, as compared to the corresponding period in the prior fiscal year, primarily due to lower interest expense on our Senior Notes due to repurchases and the early payoff of certain mortgage loans since the third quarter of fiscal year 2014.  Interest expense, net decreased $2.6 million to $16.8 million for the 39-week period ended March 3, 2015, as compared to the corresponding period in the prior fiscal year, primarily for the same reasons mentioned above.

Benefit for Income Taxes from Continuing Operations

Under Accounting Standards Codification 740 (“ASC 740”), companies are required to apply their estimated annual tax rate on a year-to-date basis in each interim period.  Under ASC 740, companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable.  In this situation, the interim tax rate should be based on the actual year-to-date results.  Due to changes in our projections, which have fluctuated as we work through our brand repositioning, a reliable projection of our annual effective rate has been difficult to determine.  As such, we recorded a tax provision for the 39 weeks ended March3, 2015 based on the actual year-to-date results, in accordance with ASC 740.

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

We recorded a tax benefit from continuing operations of $0.1 million and $3.3 million during the 13 and 39 weeks ended March 3, 2015, respectively, compared to a tax benefit from continuing operations of $0.8 million and $7.9 million during the 13 and 39 weeks ended March 4, 2014, respectively.  Included in our $3.3 million tax benefit from continuing operations for the 39 weeks ended March 3, 2015 was a benefit of $3.2 million recorded during the first quarter of fiscal year 2015 representing an immaterial prior period correction to our deferred tax asset valuation allowance.

Discontinued Operations

In an effort to focus primarily on the sales turnaround of our core Ruby Tuesday concept and secondly, to improve the financial performance of our Lime Fresh concept, we completed the closure of our Marlin & Ray’s, Wok Hay, and Truffles restaurants during the fourth quarter of fiscal year 2013.  We have classified the results of operations of our Company-owned Marlin & Ray’s, Wok Hay, and Truffles concepts as discontinued operations for the 13 and 39 weeks ended March 4, 2014.  The results of operations of our discontinued operations are as follows (in thousands):

	Thirteen weeks ended	Thirty-nine weeks ended
	March 4, 2014	March 4, 2014
Restaurant sales and operating revenue	$–	$–
Income before income taxes	$77	$2
Benefit for income taxes	(9)	(95)
Income from discontinued operations	$86	$97

Liquidity and Capital Resources:

Cash and cash equivalents increased/(decreased) by $9.9 million and $(8.4) million during the first 39 weeks of fiscal years 2015 and 2014, respectively.  The change in cash and cash equivalents is as follows (in thousands):

	Thirty-nine weeks ended
	March 3,	March 4,
	2015	2014
Cash provided by operating activities	$27,427	$29,154
Cash used by investing activities	(10,260)	(5,129)
Cash used by financing activities	(7,272)	(32,458)
Increase/(decrease) in cash and cash equivalents	$9,895	$(8,433)

Operating Activities

Our cash provided by operations is generally derived from cash receipts generated by our restaurant customers and franchisees.  Substantially all of the $825.1 million and $856.8 million of restaurant sales and operating revenue disclosed in our Condensed Consolidated Statements of Operations and Comprehensive Loss for the 39 weeks ended March 3, 2015 and March 4, 2014, respectively, was received in cash either at the point of sale or within two to four days (when our customers paid with debit or credit cards).  Our primary uses of cash for operating activities are food and beverage purchases, payroll and benefit costs, restaurant operating costs, general and administrative expenses, and marketing, a significant portion of which are incurred and paid in the same period.

Cash provided by operating activities for the first 39 weeks of fiscal year 2015 decreased $1.7 million from the corresponding period in the prior fiscal year to $27.4 million.  The decrease is primarily the result of decreases in accounts payable, accrued, and other liabilities due to the timing of payments (approximately $21.1 million) and higher amounts spent to acquire inventory (approximately $9.9 million) due primarily to the bulk purchase of lobster during our second quarter of fiscal year 2015.  These were partially offset by higher Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) due in part to restaurant-level cost improvements, reductions in amounts spent on media advertising (approximately $9.2 million), and lower cash paid for interest ($2.0 million) due to the prepayment of certain of our mortgage obligations and other principal payments on our debt since the same quarter of the prior fiscal year.

Our working capital and current ratio as of March 3, 2015 were $4.7 million and 1.0:1, respectively.  While we typically carry current liabilities in excess of current assets as is common in the restaurant industry, we have grown our cash accounts since year end and simultaneously reduced our accounts payable.

Investing Activities

We require capital principally for the maintenance and upkeep of our existing restaurants, limited new restaurant construction, investments in technology, equipment, remodeling of existing restaurants, and on occasion for the acquisition of franchisees or other restaurant concepts.  Property and equipment expenditures purchased with internally generated cash flows for the 39 weeks ended March 3, 2015 and March 4, 2014 were $21.1 million and $22.6 million, respectively.

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

Capital expenditures for the remainder of the fiscal year are projected to be approximately $6.9 million to $10.9 million.  We intend to fund our investing activities with cash currently on hand, cash provided by operations, or borrowings on the Senior Credit Facility.

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

The Indenture contains covenants that limit, among other things, our ability and the ability of certain of our subsidiaries to (i) incur or guarantee additional indebtedness; (ii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iii) make certain investments; (iv) create liens or use assets as security in other transactions; (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all of their assets; (vi) enter into transactions with affiliates; and (vii) sell or transfer certain assets.  The Indenture also restricts the declaration and payment of a dividend or other distribution on, and/or repurchase by RTI in respect of, its outstanding common stock at any time and from time to time in an amount not to exceed $50.0 million in the aggregate.  These covenants are subject to a number of important exceptions and qualifications, as described in the Indenture, and certain covenants will not apply at any time when the Senior Notes are rated investment grade by the Rating Agencies, as defined in the Indenture.  The Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding Senior Notes to be due and payable immediately.

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

As security for the Senior Credit Facility, we granted the lenders liens and security interests in substantially all of the shares of capital stock of the Company and each of our present and future subsidiaries, substantially all of the personal property of the Company and each of our present and future subsidiaries, and the real property, improvements, and fixtures of 49 Ruby Tuesday restaurants.  The real property, improvements, and fixtures of the 49 restaurants pledged as collateral appraised at $101.4 million at the time of the transaction and have a March 3, 2015 net book value of $79.5 million.

Under the Senior Credit Facility, we had no borrowings outstanding at March 3, 2015.  After consideration of letters of credit outstanding, we had $37.5 million available under the Senior Credit Facility as of March 3, 2015.

The Senior Credit Facility contains a number of customary affirmative and negative covenants that, among other things, limit or restrict our ability to incur liens, engage in mergers or other fundamental changes, make acquisitions, investments, loans and advances, pay dividends or other distributions, sell or otherwise dispose of certain assets, engage in certain transactions with affiliates, enter into burdensome agreements or certain hedging agreements, amend organizational documents, change accounting practices, incur additional indebtedness and prepay other indebtedness.  Under the terms of the Senior Credit Facility we are allowed, under certain circumstances, to repurchase up to $20.0 million of the Senior Notes in any fiscal year.  We did not repurchase any of the Senior Notes during the 39 weeks ended March 3, 2015.  The balance on the Senior Notes was $215.0 million at March 3, 2015.

In addition, under the Senior Credit Facility, we are required to comply with financial covenants relating to the maintenance of a maximum leverage ratio and a minimum fixed charge coverage ratio.  The terms of the Senior Credit Facility require us to maintain a maximum leverage ratio of no more than 4.85 to 1.0 and a minimum fixed charge coverage ratio of 1.35 to 1.0 for the quarter ended March 3, 2015.  The minimum required ratios fluctuate thereafter as provided in the Senior Credit Facility.

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

As discussed further within the Covenant Compliance section of this MD&A, we were in compliance with our maximum leverage ratio and our minimum fixed charge coverage ratio as of March 3, 2015.

Our $37.8 million in mortgage loan obligations as of March 3, 2015 consists of various loans acquired upon franchise acquisitions.  These loans, which mature between June 2016 and November 2022, have balances which range from $0.2 million to $7.4 million and interest rates of 7.60% to 10.92%.  Many of the properties acquired from franchisees collateralize the loans outstanding.

During the 39 weeks ended March 3, 2015, we prepaid and retired three mortgage loan obligations with an aggregate balance of $3.9 million using cash on hand.  Additionally, we paid $0.4 million in prepayment premiums in connection with the retirement of these obligations.

During the 39 weeks ended March 3, 2015, we repurchased an insignificant number of shares of our common stock at a cost of $0.1 million.  As of March 3, 2015, the total number of remaining shares authorized to be repurchased was 11.8 million.  We spent $0.6 million to repurchase 0.1 million shares of RTI common stock during the 39 weeks ended March 4, 2014.

During the remainder of fiscal year 2015, we expect to fund operations, capital expansion, and any other investments from cash currently on hand, operating cash flows, or our Senior Credit Facility.

Covenant Compliance

Under the terms of the Senior Credit Facility, we are required to satisfy and maintain specified financial ratios and other financial condition tests and covenants.  The financial ratios include maximum funded debt and minimum fixed charge coverage covenants.  While as of March 3, 2015 we were in compliance with the financial ratios contained in our Senior Credit Facility, our continued ability to meet those financial ratios, tests, and covenants can be affected by events beyond our control, and we cannot assure you that we will meet those ratios, tests, and covenants.

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

The following is a reconciliation of our total long-term debt and capital leases, which are GAAP-based, to Adjusted Total Debt as defined in our bank covenants (in thousands):

March 3, 2015
Current portion of long-term debt, including capital leases	$4,558
Long-term debt and capital leases, less current maturities	246,751
Total long-term debt and capital leases	251,309
Present value of operating leases*	204,536
Letters of credit*	12,502
Unrestricted cash in excess of $10.0 million	(51,051)
Unamortized discount of senior unsecured notes	2,250
Unamortized premium of mortgage loan obligations	(519)
Adjusted Total Debt	$419,027

 * Non-GAAP measure.  See below for discussion regarding reconciliation to GAAP-based amounts.

The following is a reconciliation of net loss, which is a GAAP-based measure of our operating results, to Consolidated EBITDAR as defined in our bank covenants (in thousands):

	Twelve Months
	Ended
	March 3, 2015
Net loss	$(7,891)
Rent expense	53,752
Depreciation	50,978
Interest expense	22,425
Asset impairments	10,030
Share-based compensation expense	7,175
Amortization of intangibles	2,304
Other	1,406
Restaurant closing costs	1,403
Restructuring costs	625
Income taxes	(147)
Non-cash accruals	(1,371)
Consolidated EBITDAR	$140,689

Adjusted Total Debt to Consolidated EBITDAR – Actual	2.98	x
Maximum allowed per covenant (1)	4.85	x

(1) For the quarter ending June 2, 2015, the Senior Credit Facility requires us to maintain a maximum Adjusted Total Debt to EBITDAR ratio of less than or equal to 4.75x.  For fiscal year 2016 and thereafter, the maximum Adjusted Total Debt to EBITDAR ratio fluctuates as provided in Article VII of the Senior Credit Facility.

Minimum Fixed Charge Coverage
Our fixed charge coverage ratio compares Consolidated EBITDAR (as discussed above) to interest and cash-based rents.

The following shows our computation of our fixed charge coverage ratio (in thousands):

Twelve Months
Ended
March 3, 2015
Consolidated EBITDAR	$140,689

Interest*	$20,606
Cash rents*	52,086
Total	$72,692

* Non-GAAP measure.  See below for discussion regarding reconciliation to GAAP-based amounts.

Fixed Charge Covenant – Actual	1.94x
Minimum allowed per covenant (2)	1.35x

(2) For the quarter ending June 2, 2015, the Senior Credit Facility requires us to maintain a minimum fixed charge coverage ratio of greater than or equal to 1.40x.  For fiscal year 2016 and thereafter, the minimum fixed charge coverage ratio fluctuates as provided in Article VII of the Senior Credit Facility.

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

Our Minimum Fixed Charge Coverage ratio requires interest to be included in the denominator.  The amount we reflect for interest in the denominator of this calculation ($20.6 million on a rolling 12 month basis) differs from interest expense determined in accordance with GAAP ($22.4 million) because of three adjustments we make.  As shown below, we exclude brokerage fees, prepayment penalties, and the amortization of loan fees and fair market value adjustments.  While these items are reflected as interest expense in our Condensed Consolidated Statements of Operations and Comprehensive Loss, they do not require on-going cash payments for servicing and therefore are not impacted by future Consolidated EBITDAR.  The table below reconciles debt covenant interest for the preceding 12 months to GAAP interest for the same time period (amounts in thousands):

Interest	$20,606
Brokerage fees	1,392
Prepayment penalties	370
Amortization of loan fees and fair market
value adjustments	57
GAAP-based interest expense	$22,425

Our Minimum Fixed Charge Coverage ratio also allows for recurring cash rents to be included in the denominator.  Cash rents ($52.1 million on a rolling 12 month basis) differ from rents determined in accordance with GAAP ($54.0 million) by the following (amounts in thousands):

Cash rents	$52,086
Change in rent accruals	472
Rent settlement payments	1,487
GAAP-based rent expense*	$54,045

* Rent expense of $0.3 million is included within Restaurant closing costs in the preceding Consolidated EBITDAR table.

Significant Contractual Obligations and Commercial Commitments

Long-term financial obligations were as follows as of March 3, 2015 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Notes payable and other long-term debt, including
current maturities (a)	$38,040	$4,722	$19,511	$9,456	$4,351
Senior unsecured notes (a)	215,000	–	–	–	215,000
Interest (b)	100,381	19,331	36,672	34,415	9,963
Operating leases (c)	350,276	47,214	84,922	70,372	147,768
Purchase obligations (d)	79,475	48,773	24,352	4,734	1,616
Pension obligations (e)	31,033	2,886	4,939	4,717	18,491
Total (f)	$814,205	$122,926	$170,396	$123,694	$397,189

(a)	See Note H to the Condensed Consolidated Financial Statements for more information.
(b)
Amounts represent contractual interest payments on our fixed-rate debt instruments.  Interest payments on our variable-rate notes payable with balances of $1.3 million as of March 3, 2015 have been excluded from the amounts shown above, primarily because the balances outstanding can fluctuate monthly.  Additionally, the amounts shown above include interest payments on the Senior Notes at the current interest rate of 7.625%.

(c)
This amount includes operating leases totaling $2.9 million for which sublease income from franchisees or others is expected.  Certain of these leases obligate us to pay maintenance costs, utilities, real estate taxes, and insurance, which are excluded from the amounts shown above.  See Note G to the Condensed Consolidated Financial Statements for more information.

(d)	The amounts for purchase obligations include cash commitments under contract for food items and supplies, advertising, utility contracts, and other miscellaneous commitments.
(e)	See Note J to the Condensed Consolidated Financial Statements for more information.
(f)	This amount excludes $3.9 million of gross unrecognized tax benefits due to the uncertainty regarding the timing of future cash outflows associated with such obligations.

Commercial Commitments as of March 3, 2015 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Letters of credit	$12,502	$12,502	$–	$–	$–
Divestiture guarantees	5,610	1,012	1,822	1,688	1,088
Lease guarantees	1,432	269	543	458	162
Total	$19,544	$13,783	$2,365	$2,146	$1,250

At March 3, 2015, we had divestiture guarantees, which arose in fiscal 1996, when our shareholders approved the distribution of our family dining restaurant business (Morrison Fresh Cooking, Inc., “MFC”) and our health care food and nutrition services business (Morrison Health Care, Inc., “MHC”).  Subsequent to that date Piccadilly Cafeterias, Inc. (“Piccadilly”) acquired MFC and Compass Group (“Compass”) acquired MHC. As agreed upon at the time of the distribution, we have been contingently liable for payments to MFC and MHC employees retiring under MFC’s and MHC’s versions of the Management Retirement Plan and the Executive Supplemental Pension Plan (the two non-qualified defined benefit plans) for the accrued benefits earned by those participants as of March 1996.

We estimated our divestiture guarantees at March 3, 2015 to be $5.2 million for employee benefit plans (all of which resides with MHC following Piccadilly’s bankruptcy in fiscal year 2004).  We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

As of March 3, 2015, we are the guarantor of two third-party leases associated with closed concept restaurants.  Lease guarantee amounts in the table above represent lease payments for which we are contingently liable.  While we believe that the likelihood of being required to make these lease payments is remote, we recorded a guarantee liability of $0.1 million in our Condensed Consolidated Balance Sheets at both March 3, 2015 and June 3, 2014.

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

Known Events, Uncertainties and Trends:

Financial Strategy and Stock Repurchase Plan
Cash and cash equivalents as of March 3, 2015 has increased to $61.2 million.  Our overall goal is to invest in our brand and to strengthen our balance sheet to improve credit metrics.  As such, our first priority is to ensure that we have adequate cash levels to run the business and internally fund our capital expenditures.  Our second priority would be to reduce our outstanding debt to help improve our credit metrics with the goal of improved flexibility and access to capital at reasonable rates.  Lastly, we would consider share repurchase within the limitations of our debt covenants to return capital to shareholders.  Any of these actions, in any particular period and the actual amount thereof, remain at the discretion of the Board of Directors, and no assurance can be given that any such actions will be taken in the future.

Repurchases of Senior Notes
We are allowed under the terms of the Senior Credit Facility to repurchase, in any fiscal year, up to $20.0 million of indebtedness to various holders of the Senior Notes.  We did not repurchase any of the Senior Notes during the 39 weeks ended March 3, 2015.  As of the date of this filing, we may repurchase $20.0 million of the Senior Notes during the remainder of fiscal year 2015.  Any future repurchases of the Senior Notes, if any, will be funded with available cash on hand.

Dividends
During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to our shareholders.  No dividends were declared or paid during the 39 weeks ended March 3, 2015 or March 4, 2014.  The payment of a dividend in any particular period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that dividends will be paid in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk
We are exposed to market risk from fluctuations in interest rates and changes in commodity prices. The interest rate charged on our Senior Credit Facility can vary based on the interest rate option we choose to utilize. Our options for the rate are LIBOR or a Base Rate plus an applicable margin. The Base Rate is defined as the highest of the issuing bank’s prime rate, the Federal Funds rate plus 0.50%, or the Adjusted LIBO rate (as defined in the Senior Credit Facility) plus 1.0%. The applicable margin for the LIBOR rate-based option is a percentage ranging from 2.50% to 3.50% and for the Base Rate option is a percentage ranging from 1.50% to 2.50%.  As of March 3, 2015, the total amount of outstanding debt subject to interest rate fluctuations was $1.3 million. A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of an insignificant amount per year, assuming a consistent capital structure.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 3, 2015.

Changes in Internal Control
During the fiscal quarter ended March 3, 2015, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business, including claims relating to injury or wrongful death under “dram shop” laws, workers’ compensation and employment matters, claims relating to lease and contractual obligations, and claims from customers alleging illness or injury.  We provide reserves for such claims when payment is probable and estimable in accordance with U.S. generally accepted accounting principles.  At this time, in the opinion of management, the ultimate resolution of pending legal proceedings will not have a material adverse effect on our consolidated operations, financial position, or cash flows.  See Note N to the Condensed Consolidated Financial Statements for further information about our legal proceedings as of March 3, 2015.

ITEM 1A.  RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended June 3, 2014 in Part I, Item 1A. Risk Factors.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information regarding purchases of our common stock made by us during the third quarter ended March 3, 2015:

	(a)	(b)	(c)	(d)
	Total number	Average	Total number of shares	Maximum number of shares
	of shares	price paid	purchased as part of publicly	that may yet be purchased
Period	purchased (1)	per share	announced plans or programs (1)	under the plans or programs (2)

Month #1
(December 3 to January 6)	2,209	$8.21	2,209	11,764,096
Month #2
(January 7 to February 3)	–	–	–	11,764,096
Month #3
(February 4 to March 3)	–	–	–	11,764,096
Total	2,209	$8.21	2,209

(1) No shares were repurchased other than through our publicly-announced repurchase programs and authorizations during the third quarter of our year ending June 2, 2015.

(2) As of March 3, 2015, 11.8 million shares remained available for purchase under existing programs, which consists of 1.8 million shares remaining under a July 11, 2007 authorization by the Board of Directors to repurchase 6.5 million shares and a January 8, 2013 authorization by the Board of Directors, not yet begun, to repurchase 10.0 million shares.  The timing, price, quantity, and manner of the purchases to be made are at the discretion of management upon instruction from the Board of Directors, depending upon market conditions.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

We have adopted a Code of Business Conduct and Ethics that applies to all employees.  A copy of our Code of Business Conduct and Ethics is available on our website, free of charge.  The Internet address for our website is www.rubytuesday.com, and the Code of Business Conduct and Ethics may be found from our main webpage by clicking first on “Investors” and then on “Corporate Governance” and next on “Code of Business Conduct and Ethics.”  We are not including the information contained on or available through our web site as a part of, or incorporating such information into, this Quarterly Report on Form 10-Q.

We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, on the webpage found by clicking through to “Code of Business Conduct and Ethics” as specified above.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

 Exhibit No.

10.1		Ruby Tuesday, Inc. Stock Incentive Plan (Amended and Restated April 8, 2015).

10.2		Ruby Tuesday, Inc. 2015 Executive Incentive Compensation Plan.

12.1		Statement regarding computation of Consolidated Ratio of Earnings to Fixed Charges.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

10	1.INS	XBRL Instance Document.

10	1.SCH	XBRL Schema Document.

10	1.CAL	XBRL Calculation Linkbase Document.

10	1.DEF	XBRL Definition Linkbase Document.

10	1.LAB	XBRL Labels Linkbase Document.

10	1.PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.

(Registrant)

Date: April 13, 2015	BY: /s/ JILL M. GOLDER —————————————— Jill M. Golder Executive Vice President – Chief Financial Officer, Treasurer, and Assistant Secretary (Principal Financial Officer)

Date: April 13, 2015	BY: /s/ FRANKLIN E. SOUTHALL, JR. ————————————————— Franklin E. Southall, Jr. Vice President – Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)