Form 10-Q
period 2015-09-01
RUBY TUESDAY INC
filed 2015-10-09
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  September 1, 2015

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

61,951,255
(Number of shares of common stock, $0.01 par value, outstanding as of October 6, 2015)

RUBY TUESDAY, INC.

Special Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements represent our expectations or beliefs concerning future events, including one or more of the following:  future financial performance (including our estimates of growth in same-restaurant sales, average unit volumes, operating margins, expenses, and other items), future capital expenditures, the effect of strategic initiatives (including statements relating to cost savings initiatives and the benefits of our marketing), the opening or closing of restaurants by us or our franchisees, sales of our real estate or purchases of new real estate, future borrowings and repayments of debt, availability of financing on terms attractive to the Company, compliance with financial covenants in our debt instruments, payment of dividends, stock and bond repurchases, restaurant acquisitions, and changes in senior management and in the Board of Directors.  We caution the reader that a number of important factors and uncertainties could, individually or in the aggregate, cause our actual results to differ materially from those included in the forward-looking statements, including, without limitation, the risks and uncertainties described in the Risk Factors included in Part I, Item A of our Annual Report on Form 10-K for the year ended June 2, 2015 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the 13 weeks ended September 1, 2015.

PART I — FINANCIAL INFORMATION
ITEM 1.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	SEPTEMBER 1,	JUNE 2,
	2015	2015
		(as adjusted)

Assets	(NOTE 1)
Current assets:
Cash and cash equivalents	$56,938	$75,331
Accounts receivable	6,001	5,287
Inventories:
Merchandise	14,758	12,861
China, silver and supplies	8,025	7,550
Income tax receivable	432	–
Prepaid rent and other expenses	13,816	12,398
Assets held for sale	3,574	5,453
Total current assets	103,544	118,880

Property and equipment, net	746,667	752,174
Deferred income taxes, net	1,794	–
Other assets	51,876	54,398
Total assets	$903,881	$925,452

Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable	$17,650	$23,005
Accrued liabilities:
Taxes, other than income and payroll	11,435	11,067
Payroll and related costs	13,919	20,351
Insurance	7,342	7,633
Deferred revenue – gift cards	15,082	16,636
Rent and other	25,128	20,535
Current portion of long-term debt, including capital leases	1,828	10,078
Income tax payable	–	1,069
Deferred income taxes, net	1,982	7
Total current liabilities	94,366	110,381

Long-term debt and capital leases, less current maturities	230,557	231,017
Deferred income taxes, net	–	1,442
Deferred escalating minimum rent	51,713	50,768
Other deferred liabilities	66,185	66,261
Total liabilities	442,821	459,869

Commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock, $0.01 par value; (authorized: 100,000 shares;
Issued and outstanding: 61,951 shares at 9/01/15; 62,098 shares at 6/02/15)	620	621
Capital in excess of par value	83,586	83,870
Retained earnings	387,838	392,032
Deferred compensation liability payable in
Company stock	670	681
Company stock held by Deferred Compensation Plan	(670)	(681)
Accumulated other comprehensive loss	(10,984)	(10,940)
Total shareholders’ equity	461,060	465,583

Total liabilities & shareholders’ equity	$903,881	$925,452

                  The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS)/INCOME
(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	THIRTEEN WEEKS ENDED
	SEPTEMBER 1, 2015	SEPTEMBER 2, 2014
		(as adjusted)

	(NOTE 1)

Revenue:
Restaurant sales and operating revenue	$277,907	$279,457
Franchise revenue	1,573	1,725
	279,480	281,182
Operating costs and expenses:
Cost of goods sold (excluding depreciation and
amortization shown below)	76,241	75,147
Payroll and related costs	95,335	95,842
Other restaurant operating costs	62,207	59,218
Depreciation and amortization	12,806	13,239
Selling, general and administrative, net	29,396	30,901
Closures and impairments	2,712	1,482
Interest expense, net	6,000	5,422
	284,697	281,251

Loss before income taxes	(5,217)	(69)
Benefit for income taxes	(1,023)	(2,634)

Net (loss)/income	$(4,194)	$2,565

Other comprehensive (loss)/income:
Changes in pension and postretirement benefits	(44)	463
Total comprehensive (loss)/income	$(4,238)	$3,028

(Loss)/earnings per share:
Basic	$(0.07)	$0.04
Diluted	$(0.07)	$0.04

Weighted average shares:
Basic	61,344	60,419
Diluted	61,344	61,053

                 The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

(UNAUDITED)

	THIRTEEN WEEKS ENDED
	SEPTEMBER 1, 2015	SEPTEMBER 2, 2014
		(as adjusted)

	(NOTE 1)
Operating activities:
Net (loss)/income	$(4,194)	$2,565
Adjustments to reconcile net (loss)/income to net cash
provided by operating activities:
Depreciation and amortization	12,806	13,239
Deferred income taxes	(1,345)	(2,840)
Loss on impairments, including disposition of assets	2,278	1,462
Share-based compensation expense	(279)	1,749
Lease reserve adjustments	604	466
Deferred escalating minimum rent	557	617
Other, net	1,258	(225)
Changes in operating assets and liabilities:
Receivables	74	227
Inventories	(2,372)	1,180
Income taxes	(1,501)	402
Prepaid and other assets	(966)	(978)
Accounts payable, accrued and other liabilities	(9,391)	(4,782)
Net cash (used)/provided by operating activities	(2,471)	13,082

Investing activities:
Purchases of property and equipment	(9,942)	(6,977)
Proceeds from disposal of assets	2,746	273
Insurance proceeds from property claims	–	135
Reductions in Deferred Compensation Plan assets	209	370
Net cash used by investing activities	(6,987)	(6,199)

Financing activities:
Principal payments on long-term debt and capital leases	(8,901)	(1,205)
Stock repurchases	(9)	(55)
Payments for debt issuance costs	(25)	(60)
Net cash used by financing activities	(8,935)	(1,320)

(Decrease)/increase in cash and cash equivalents	(18,393)	5,563
Cash and cash equivalents:
Beginning of year	75,331	51,326
End of quarter	$56,938	$56,889

Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amount capitalized	$1,478	$919
Income taxes, net	$1,759	$25
Significant non-cash investing and financing activities:
Retirement of fully depreciated assets	$5,956	$5,115
Reclassification of properties to assets held for sale	$325	$2,967

                 The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we,” and/or “our”), owns and operates Ruby Tuesday® casual dining and Lime Fresh Mexican Grill® (“Lime Fresh”) fast casual restaurants.  We also franchise the Ruby Tuesday concept in selected domestic and international markets and the Lime Fresh concept in selected domestic markets.  The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Operating results for the 13-week period ended September 1, 2015 are not necessarily indicative of results that may be expected for the 52-week year ending May 31, 2016.

The Condensed Consolidated Balance Sheet at June 2, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  As discussed below, we have made certain reclassifications to prior year amounts in our Condensed Consolidated Financial Statements to conform to the current period.

For further information, refer to the consolidated financial statements and footnotes thereto included in RTI’s Annual Report on Form 10-K for the fiscal year ended June 2, 2015.

Reclassifications
As further reflected in Note 6 to the Condensed Consolidated Financial Statements, we adopted Accounting Standards Update (“ASU”) 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) during the quarter ended September 1, 2015.  As shown in the table below, pursuant to the guidance in ASU 2015-03 we have reclassified unamortized debt issuance costs associated with our senior notes and mortgage loan obligations in our previously reported Consolidated Balance Sheet as of June 2, 2015 as follows (in thousands):

	As presented June 2, 2015	Reclassifications	As adjusted June 2, 2015
Prepaid rent and other expenses	$13,181	$(783)	$12,398
Other assets	57,554	(3,156)	54,398
Current maturities of long-term debt,
including capital leases	10,861	(783)	10,078
Long-term debt and capital leases,
less current maturities	234,173	(3,156)	231,017

As shown in the table below, we have also reclassified amortization of intangible assets from Other restaurant operating costs to Depreciation and amortization in the Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income for the prior period to be comparable with the classification for the 13 weeks ended September 1, 2015.  We made this reclassification to more accurately reflect the nature of the expenses in our Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income.  Amounts presented are in thousands.

	As presented Thirteen weeks ended September 2, 2014	Reclassifications	As adjusted Thirteen weeks ended September 2, 2014
Other restaurant operating costs	$59,799	$(581)	$59,218
Depreciation and amortization	12,658	581	13,239

Change in Accounting Principle
During the 13 weeks ended September 1, 2015, we completed the implementation of a new inventory management system in our company-owned restaurants.  In connection with this implementation, we changed our method of accounting for inventory from the lower of cost (first-in, first-out) or market method utilized by our legacy system to the lower of cost or market method using a weighted-average cost method.  We believe this change in accounting principle is preferable because we believe it will result in greater precision in the costing of inventories.  In addition, the weighted-average cost method better aligns with the functionality of the new inventory management system.  We determined that the effects of adopting the average cost method as of September 1, 2015 were not material to our Condensed Consolidated Financial Statements.  Prior to the conversion to the new inventory management system, we were not able to determine the impact of the change to the weighted-average cost method.  Therefore, we did not retroactively apply the change to periods prior to fiscal year 2016.

NOTE 2 – (LOSS)/EARNINGS PER SHARE

Basic (loss)/earnings per share is computed by dividing net (loss)/income by the weighted average number of common shares outstanding during each period presented.  Diluted (loss)/earnings per share gives effect to stock options and restricted stock outstanding during the applicable periods, except during loss periods as the effect would be anti-dilutive.  The following table reflects the calculation of weighted average common and dilutive potential common shares outstanding as presented in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income (in thousands, except per share data):

	Thirteen weeks ended
	September 1, 2015	September 2, 2014
Net (loss)/income	$(4,194)	$2,565

Weighted average common shares outstanding	61,344	60,419
Dilutive effect of stock options and restricted stock	–	634
Weighted average common and dilutive potential
common shares outstanding	61,344	61,053

Basic (loss)/earnings per share	$(0.07)	$0.04
Diluted (loss)/earnings per share	$(0.07)	$0.04

Stock options with an exercise price greater than the average market price of our common stock and certain options, restricted stock, and restricted share units with unrecognized compensation expense do not impact the computation of diluted loss per share because the effect would be anti-dilutive.  The following table summarizes stock options, restricted shares, and restricted share units that were excluded from the computation of diluted loss per share because their inclusion would have had an anti-dilutive effect (in thousands):

	Thirteen weeks ended
	September 1, 2015	September 2, 2014
Stock options	2,813	2,826
Restricted shares / Restricted share units	749	8
Total	3,562	2,834

NOTE 3 – FRANCHISE PROGRAMS

As of September 1, 2015, our domestic and international franchisees collectively operated 78 domestic and international Ruby Tuesday restaurants and eight domestic Lime Fresh restaurants.  We do not own any equity interest in our existing franchisees.

Under the terms of the franchise operating agreements, we charge a royalty fee (generally 4.0% of monthly gross sales for our Ruby Tuesday concept franchisees and 5.25% of monthly gross sales for our Lime Fresh concept franchisees) and require all domestic franchisees to contribute a percentage, 1.5% as of September 1, 2015, of monthly gross sales to a national advertising fund formed to cover their pro rata portion of the production and airing costs associated with our national advertising campaign.  Under the terms of those agreements, we can charge up to 3.0% of monthly gross sales for this national advertising fund.

Advertising amounts received from domestic franchisees are considered by RTI to be reimbursements, recorded on an accrual basis as earned, and have been netted against Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income.

In addition to the advertising fee discussed above, our Ruby Tuesday concept franchise agreements allow us to charge up to a 2.0% support service fee and a 1.5% marketing and purchasing fee.  Our last support services contract expired on June 30, 2015.  For the 13 weeks ended September 1, 2015 and September 2, 2014, we recorded $0.2 million and $0.5 million, respectively, in support service and marketing and purchasing fees, which were an offset to Selling, general and administrative, net in our Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	September 1, 2015	June 2, 2015

Rebates receivable	$816	$943
Amounts due from franchisees	2,117	1,995
Third-party gift card sales	952	1,330
Other receivables	2,116	1,019
	$6,001	$5,287

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

NOTE 5 – PROPERTY, EQUIPMENT, ASSETS HELD FOR SALE, AND OPERATING LEASES

Property and equipment, net, is comprised of the following (in thousands):

	September 1, 2015	June 2, 2015

Land	$212,068	$212,073
Buildings	427,786	426,813
Improvements	355,915	358,549
Restaurant equipment	248,469	247,775
Other equipment	88,954	87,782
Surplus properties*	10,145	10,504
Construction in progress and other	3,814	4,316
	1,347,151	1,347,812
Less accumulated depreciation	600,484	595,638
	$746,667	$752,174

* Surplus properties represent assets held for sale that are not classified as such in the Condensed Consolidated Balance Sheets as we do not expect to sell these assets within the next 12 months.  These assets primarily consist of parcels of land upon which we have no intention to build restaurants, closed properties which include a building, and liquor licenses not needed for operations.

Included within the current assets section of our Condensed Consolidated Balance Sheets at September 1, 2015 and June 2, 2015 are amounts classified as held for sale totaling $3.6 million and $5.5 million, respectively.  Assets held for sale primarily consist of parcels of land upon which we have no intention to build restaurants, land and buildings of closed restaurants, and various liquor licenses.  During the 13 weeks ended September 1, 2015, we sold surplus properties with carrying values of $2.1 million at net gains of $0.6 million.  During the 13 weeks ended September 2, 2014, we sold liquor licenses with no carrying value at a gain of $0.3 million.  Cash proceeds, net of broker fees, from these sales totaled $2.7 million and $0.3 million for the 13 weeks ended September 1, 2015 and September 2, 2014, respectively.

NOTE 6 – LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

	September 1, 2015	June 2, 2015
		(as adjusted)
Senior unsecured notes	$215,000	$215,000
Unamortized discount	(2,073)	(2,162)
Unamortized debt issuance costs	(3,504)	(3,656)
Senior unsecured notes less unamortized discount and
debt issuance costs	209,423	209,182
Revolving credit facility	–	–
Mortgage loan obligations	22,696	31,607
Unamortized premium - mortgage loan obligations	225	383
Unamortized debt issuance costs - mortgage loan obligations	(176)	(283)
Capital lease obligations	217	206
	232,385	241,095
Less current maturities	1,828	10,078
	$230,557	$231,017

On May 14, 2012, we entered into an indenture (the “Indenture”) among the Ruby Tuesday, Inc., certain subsidiaries of the Company as guarantors and Wells Fargo Bank, National Association as trustee, governing the Company’s $250.0 million aggregate principal amount of 7.625% senior notes due 2020 (the “Senior Notes”).  The Senior Notes were issued at a discount of $3.7 million, which is being amortized using the effective interest method over the eight-year term of the notes.

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

Interest on the Senior Notes is calculated at 7.625% per annum, payable semiannually on each May 15 and November 15 to holders of record on the May 1 or November 1 immediately preceding the interest payment date.  Accrued interest on the Senior Notes and our other long-term debt and capital lease obligations was $5.1 million and $1.1 million as of September 1, 2015 and June 2, 2015, respectively, and is included in Accrued liabilities – Rent and other in our Consolidated Balance Sheets.  The Senior Notes mature on May 15, 2020.

At any time prior to May 15, 2016, we may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest.  At any time on or after May 15, 2016, we may redeem the Senior Notes, in whole or in part, at the redemption prices specified in the Indenture plus accrued and unpaid interest.  We may redeem up to 35% of the original aggregate principal balance of the Senior Notes from the proceeds of certain equity offerings.  There is no sinking fund for the Senior Notes.

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

As security for the Senior Credit Facility, we granted the lenders liens and security interests in substantially all of the shares of capital stock of the Company and each of our present and future subsidiaries, substantially all of the personal property of the Company and each of our present and future subsidiaries, and the real property, improvements, and fixtures of 49 Ruby Tuesday restaurants.  The real property, improvements, and fixtures of the 49 restaurants pledged as collateral appraised at $101.4 million at the time of the transaction and have a September 1, 2015 net book value of $78.8 million.

We had no borrowings outstanding under the Senior Credit Facility at September 1, 2015.  After consideration of letters of credit outstanding, we had $38.3 million available under the Senior Credit Facility as of September 1, 2015.

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

Under the terms of the Senior Credit Facility we are allowed, under certain circumstances, to repurchase up to $20.0 million of the Senior Notes in any fiscal year.  We did not repurchase any Senior Notes during the 13 weeks ended September 1, 2015.

Under the Senior Credit Facility, we are required to comply with financial covenants relating to the maintenance of a maximum leverage ratio and a minimum fixed charge coverage ratio.  The terms of the Senior Credit Facility require us to maintain a maximum leverage ratio of no more than 4.75 to 1.0 and a minimum fixed charge coverage ratio of 1.45 to 1.0 for the quarter ended September 1, 2015.  For the remainder of fiscal year 2016, the Senior Credit Facility requires us to maintain a maximum leverage ratio of 4.50 to 1.0 for our second and third fiscal quarters and 4.40 to 1.0 for our fourth fiscal quarter, and requires us to maintain a minimum fixed charge coverage ratio of 1.50 to 1.0 for our second fiscal quarter,

1.55 to 1.0 for our third fiscal quarter, and 1.60 to 1.0 for our fourth fiscal quarter.  The minimum required ratios fluctuate thereafter as provided in the Senior Credit Facility.

The Senior Credit Facility terminates no later than December 3, 2017.  Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Senior Credit Facility and any ancillary loan documents.

On December 3, 2013, in connection with our entry into the Senior Credit Facility, the Company and certain of its subsidiaries entered into loan modification agreements (the “Loan Modification Agreements”) with certain mortgage lenders to, among other things, provide waivers and consents under certain of our mortgage loan obligations to enter into the Senior Credit Facility.  The Loan Modification Agreements also amended certain financial reporting requirements under the specified loans and modify and/or provide for certain financial covenants for the specified loans, including the maximum leverage ratio and the minimum fixed charge coverage ratio.

We were in compliance with our maximum leverage ratio and our minimum consolidated fixed charge coverage ratio as of September 1, 2015.

Our $22.7 million in mortgage loan obligations as of September 1, 2015 consists of various loans acquired upon franchise acquisitions.  These loans, which mature between January 2017 and October 2021, have balances which range from $0.7 million to $7.2 million and interest rates of 7.60% to 10.17%.  Many of the properties acquired from franchisees collateralize the loans outstanding.

During the 13 weeks ended September 1, 2015, we prepaid and retired ten mortgage loan obligations with an aggregate balance of $8.3 million as of June 2, 2015 using cash on hand.  Additionally, we paid $0.9 million in prepayment premiums and an insignificant amount of accrued interest in connection with the retirement of these obligations.  The prepayment of this debt eliminated one mortgage lender and allowed for the release of 26 properties which had served as collateral.

NOTE 7 – CLOSURES AND IMPAIRMENTS EXPENSE

Closures and impairments expense includes the following for the thirteen weeks ended September 1, 2015 and September 2, 2014 (in thousands):
	September 1, 2015	September 2, 2014

Closures and impairments from continuing operations
Property impairments	$2,577	$1,056
Closed restaurant lease reserves	604	466
Other closing expense	121	233
Gain on sale of surplus properties	(590)	(273)
Closures and impairments, net	$2,712	$1,482

A rollforward of our reserve for future lease obligations associated with closed properties is as follows (in thousands):
Reserve for Lease Obligations
Balance at June 2, 2015	$7,051
Closing expense including rent and other lease charges	604
Payments	(627)
Other adjustments	(368)
Balance at September 1, 2015	$6,660

The amounts comprising future lease obligations in the table above are estimated using certain assumptions, including the period of time it will take to settle the lease with the landlord or find a suitable sublease tenant, and the amount of actual future cash payments could differ from our recorded lease obligations.  Of the total future lease obligations included in the table above, $6.6 million and $7.0 million are included within the Accrued liabilities – Rent and other caption in our Condensed Consolidated Balance Sheets as of September 1, 2015 and June 2, 2015, respectively.  For the remainder of fiscal year 2016 and beyond, we expect that our focus will be on obtaining settlements, or subleases as necessary, on as many of these leases as possible and these settlements could be higher or lower than the amounts recorded.  The actual amount of any cash payments made by the Company for lease contract termination costs will be dependent upon ongoing negotiations with the landlords of the leased restaurant properties.

NOTE 8 – EMPLOYEE POST-EMPLOYMENT BENEFITS

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

Minimum funding for the Retirement Plan is determined in accordance with the guidelines set forth in employee benefit and tax laws.  From time to time we may contribute additional amounts as we deem appropriate.  We estimate that we will be required to make contributions totaling $0.1 million to the Retirement Plan during the remainder of fiscal year 2016.

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

Included in our Condensed Consolidated Balance Sheets as of September 1, 2015 and June 2, 2015 are amounts within Accrued liabilities: Payroll and related costs of $3.2 million as of both dates and amounts within Other deferred liabilities of $34.8 million and $33.9 million, respectively, relating to our three defined benefit pension plans.

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

The following tables detail the components of net periodic benefit costs and the amounts recognized in our Condensed Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the “Pension Plans”) and the Postretirement Medical and Life Benefits plans (in thousands):
	Pension Plans
	Thirteen weeks ended
	September 1, 2015	September 2, 2014
Service cost	$230	$75
Interest cost	599	443
Expected return on plan assets	(103)	(124)
Recognized actuarial loss	628	430
Net periodic benefit cost	$1,354	$824

	Postretirement Medical and Life Benefits
	Thirteen weeks ended
	September 1, 2015	September 2, 2014
Service cost	$1	$1
Interest cost	12	12
Recognized actuarial loss	32	33
Net periodic benefit cost	$45	$46

During the 13 weeks ended September 1, 2015 and September 2, 2014, we reclassified recognized actuarial losses of $0.7 million and $0.5 million, respectively, out of accumulated other comprehensive loss and into pension expense, which is included in Selling, general and administrative, net within our Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income.

Accumulated other comprehensive loss in our Condensed Consolidated Balance Sheets as of September 1, 2015 and June 2, 2015 was $11.0 million and $10.9 million, respectively.  The change in accumulated other comprehensive loss during the 13 weeks ended September 1, 2015 was attributable to $0.7 million of recognized actuarial losses as discussed above which were offset by $0.7 million of additional liability related to our pension plans.

We also sponsor two defined contribution retirement savings plans. Information regarding these plans is included in our Annual Report on Form 10-K for the fiscal year ended June 2, 2015.

NOTE 9 – INCOME TAXES

Under Accounting Standards Codification 740 (“ASC 740”), companies are required to apply their estimated annual tax rate on a year-to-date basis in each interim period.  Under ASC 740, companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable.  In this situation, the interim tax rate should be based on the actual year-to-date results.  Due to changes in our projections, which have fluctuated as we work through our brand repositioning, a reliable projection of our annual effective rate has been difficult to determine.  As such, we recorded a tax provision for the 13 weeks ended September 1, 2015 based on the actual year-to-date results, in accordance with ASC 740.

We regularly evaluate the need for a valuation allowance for deferred tax assets by assessing whether it is more likely than not that we will realize the deferred tax assets in the future.  A valuation allowance assessment is performed each reporting period, with any additions or adjustments reflected in earnings in the period of assessment.  In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets for each jurisdiction.  Our valuation allowance for deferred tax assets totaled $65.5 million and $62.8 million as of September 1, 2015 and June 2, 2015, respectively.

We recorded a tax benefit of $1.0 million and $2.6 million for the 13 weeks ended September 1, 2015 and September 2, 2014, respectively.  Included in our $2.6 million tax benefit for the 13 weeks ended September 2, 2014 was a benefit of $3.2 million representing an immaterial prior period correction to our deferred tax asset valuation allowance.

We had a gross liability for unrecognized tax benefits, exclusive of accrued interest and penalties, of $3.9 million as of both September 1, 2015 and June 2, 2015, of which $3.4 million and $3.3 million, respectively, was reclassified against our deferred tax assets.  As of September 1, 2015 and June 2, 2015, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate was $2.5 million and $2.4 million, respectively.  The liability for unrecognized tax benefits as of September 1, 2015 includes an insignificant amount related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations and negotiations with tax authorities.

Interest and penalties related to unrecognized tax benefits are recognized as components of income tax expense.  As of both September 1, 2015 and June 2, 2015, we had accrued $0.4 million for the payment of interest and penalties.

At September 1, 2015, we are no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2011, and with few exceptions, we are no longer subject to state and local examinations by tax authorities prior to fiscal year 2012.

NOTE 10 – SHARE-BASED EMPLOYEE COMPENSATION

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

At September 1, 2015, we had reserved a total of 3,972,000 shares of common stock for the SIP and 1996 SIP.  Of the reserved shares at September 1, 2015, 1,859,000 were subject to options outstanding.  Stock option exercises are settled with the issuance of new shares.  Net shares of common stock available for issuance at September 1, 2015 were 2,113,000.

Stock Options
The following table summarizes our stock option activity under these plans for the 13 weeks ended September 1, 2015 (in thousands, except per-share data):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Service-based vesting:
Balance at June 2, 2015	2,441	$7.78
Cancellations and forfeitures	(208)	6.61
Expired	(12)	7.07
Balance at September 1, 2015	2,221	$7.89	3.83	$377
Exercisable	1,573	$8.33	3.19	$118

Market-based vesting:
Balance at June 2, 2015	515	$8.60
Cancellations and forfeitures	(125)	9.34
Balance at September 1, 2015	390	$8.36	4.49	$–
Exercisable	–	$–	–	$–

At September 1, 2015, there was approximately $0.7 million of unrecognized pre-tax compensation expense related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of 1.3 years.

Restricted Stock and Restricted Stock Units (“RSU”)
The following table summarizes our restricted stock and RSU activity for the 13 weeks ended September 1, 2015 (in thousands, except per-share data):

		Weighted-Average
	Number of	Grant-Date
Service-based vesting:	Shares	Fair Value
Unvested at June 2, 2015	803	$6.98
Granted	244	6.51
Vested	(79)	8.32
Forfeited	(150)	7.64
Unvested at September 1, 2015	818	$6.59

		Weighted-Average
	Number of	Grant-Date
Market-based vesting:	Shares	Fair Value
Unvested at June 2, 2015	–	$–
Granted	262	6.51
Unvested at September 1, 2015	262	$6.51

The fair values of the restricted stock and RSU awards reflected above were based on the fair market value of our common stock at the time of grant.  At September 1, 2015, unrecognized compensation expense related to restricted stock and RSU grants totaled approximately $4.3 million and will be recognized over a weighted average vesting period of approximately 2.0 years.

During the 13 weeks ended September 1, 2015, we granted 244,000 service-based and 262,000 market-based RSUs to certain employees under the terms of the SIP and 1996 SIP.  The service-based RSUs will vest in three equal installments over a three-year period following the date of grant.  The market-based RSUs will cliff vest at the end of a three-year period following the date of grant.  Vesting of the market-based RSUs is further contingent upon the Company’s achievement of a total shareholder return market condition over a three year period, which will be measured in the first quarter of fiscal 2019.

On July 25, 2015, our then President Ruby Tuesday Concept and Chief Operations Officer left the Company.  Accordingly, included within our share-based compensation expense for the current quarter is a forfeiture credit of $1.3 million in connection with the forfeiture of 333,000 unvested stock options and 137,000 unvested shares of restricted stock.

Share-based compensation expense is included within Selling, general, and administrative, net in our Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income.  During the 13 weeks ended September 1, 2015 and September 2, 2014, we recorded a net credit for share-based compensation of $0.3 million as a result of the previously mentioned forfeitures, and expense of $1.7 million, respectively.

NOTE 11 – SEGMENT REPORTING

As discussed in Note 1 to the Condensed Consolidated Financial Statements, we reclassified unamortized debt issuance costs reported in our June 2, 2015 Consolidated Balance Sheets.  Those reclassifications are reflected in the prior year amounts shown below for total assets.

Financial results by reportable segment for the 13 weeks ended September 1, 2015 and September 2, 2014 are as follows (in thousands):

	Thirteen weeks ended
	September 1, 2015	September 2, 2014
		(as adjusted)
Revenues:
Ruby Tuesday concept	$274,247	$276,043
Lime Fresh concept	5,233	5,139
Total revenues	$279,480	$281,182

Segment profit/(loss):
Ruby Tuesday concept	$25,083	$30,389
Lime Fresh concept	454	(176)
Total segment profit	$25,537	$30,213

Depreciation and amortization:
Ruby Tuesday concept	$11,891	$12,263
Lime Fresh concept	379	423
Support center and other	536	553
Total depreciation and amortization	$12,806	$13,239

Closures and impairments, net:
Ruby Tuesday concept	$2,796	$652
Lime Fresh concept	(84)	307
Support center and other	–	523
Total closures and impairments, net	$2,712	$1,482

Capital expenditures:
Ruby Tuesday concept	$9,536	$6,341
Lime Fresh concept	126	49
Support center and other	280	587
Total capital expenditures	$9,942	$6,977

Total assets by reportable segment are as follows (in thousands):

	September 1, 2015	June 2, 2015
Total assets:
Ruby Tuesday concept	$782,838	$786,931
Lime Fresh concept	10,632	10,839
Support center and other	110,411	127,682
Total assets	$903,881	$925,452

The following is a reconciliation of segment profit to loss before income taxes for the 13 weeks ended September 1, 2015 and September 2, 2014 (in thousands):

	Thirteen weeks ended
	September 1, 2015	September 2, 2014
Segment profit	$25,537	$30,213
Less:
Depreciation and amortization	(12,806)	(13,239)
Unallocated general and administrative expenses	(11,897)	(10,962)
Interest expense, net	(6,000)	(5,422)
Other expense, net	(51)	(659)
Loss before income taxes	$(5,217)	$(69)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

On July 23, 2014, a case styled Kimberly LaFrance, et al. v. Ruby Tuesday, Inc., was filed against the Company in the State of New York Supreme Court, County of Onondaga on behalf of the plaintiff and all other similarly situated individuals.  The plaintiff is alleging violations of certain wage notice requirements under New York law and is seeking wages, liquidated damages and attorneys’ fees.  The matter has been removed to the United States District Court for the Northern District of New York.  On November 20, 2014, we filed a motion to dismiss, which was followed by motions filed by the plaintiff on December 29, 2014, for class certification, and on December 31, 2014, for partial summary judgment.  The parties agreed to mediate the case, and on March 5, 2015, the court stayed all deadlines in the matter pending the completion of mediation.  On August 5, 2015, the parties agreed to resolve the matter, but the agreement requires final court approval which will take several months.  We believe that we have accrued an appropriate amount based on the agreement.

NOTE 13 – FAIR VALUE MEASUREMENTS

The following table presents the fair value of financial assets and liabilities measured on a recurring basis and the level within the fair value hierarchy in which the measurements fall (in thousands):

	Level	September 1, 2015	June 2, 2015
Deferred compensation plan: other investments – Assets	1	$7,207	$8,017
Deferred compensation plan: other investments – Liabilities	1	(7,207)	(8,017)

During the 13 weeks ended September 1, 2015 there were no transfers among levels within the fair value hierarchy.

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

The following table presents the fair value of assets measured on a non-recurring basis during the quarter ended September 1, 2015 and the level within the fair value hierarchy in which the measurements fall (in thousands):

	Fair Value Measurements
	Level	September 1, 2015
Long-lived assets held for sale	2	$1,402
Long-lived assets held for use	2	424
Total		$1,826

The following table presents losses recognized during the 13 weeks ended September 1, 2015 and September 2, 2014 resulting from non-recurring fair value measurements.  The amounts presented are included in Closures and impairments, net in our Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income (in thousands):

	13 weeks ended
	September 1, 2015	September 2, 2014
Included within continuing operations
Long-lived assets held for sale	$92	$599
Long-lived assets held for use	2,485	457
Total	$2,577	$1,056

Long-lived assets held for sale are valued using Level 2 inputs, primarily from information obtained through broker listings and sales agreements.  Costs to market and/or sell are factored into the estimates of fair value for those properties included in Assets held for sale on our Condensed Consolidated Balance Sheets.

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

Our financial instruments at September 1, 2015 and June 2, 2015 consisted of cash and cash equivalents, accounts receivable and payable, and long-term debt.  The fair values of cash and cash equivalents and accounts receivable and payable approximated their carrying values because of the short-term nature of these instruments.  The carrying amounts and fair values of our long-term debt, which are not measured on a recurring basis using fair value, are as follows (in thousands):

	September 1, 2015		June 2, 2015
			(as adjusted)
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt (Level 2)	$232,168	$244,665	$240,889	$255,194

We estimated the fair value of debt using market quotes and calculations based on market rates.

NOTE 14 – SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

As discussed in Note 6 to the Condensed Consolidated Financial Statements, the Senior Notes held by Ruby Tuesday, Inc. (the “Parent”) are guaranteed on a senior unsecured basis by our existing and future domestic restricted subsidiaries, subject to certain exceptions (the “Guarantors”).  Each of the Guarantors is wholly-owned by Ruby Tuesday, Inc.  None of the few remaining subsidiaries of Ruby Tuesday, Inc., which were primarily created to hold liquor license assets, guarantee the Senior Notes (the “Non-Guarantors”).  Our Non-Guarantor subsidiaries are immaterial and are aggregated within the Parent information disclosed below.

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

Condensed Consolidating Balance Sheet
As of September 1, 2015
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$56,664	$294	$–	$56,938
Accounts receivable	2,442	3,559	–	6,001
Inventories	16,289	6,494	–	22,783
Income tax receivable	159,262	–	(158,830)	432
Other current assets	14,098	3,292	–	17,390
Total current assets	248,735	13,639	(158,830)	103,544

Property and equipment, net	549,815	196,852	–	746,667
Deferred income taxes, net	2,497	(703)	–	1,794
Investment in subsidiaries	129,843	–	(129,843)	–
Due from/(to) subsidiaries	80,673	218,348	(299,021)	–
Other assets	42,105	9,771	–	51,876
Total assets	$1,053,668	$437,907	$(587,694)	$903,881

Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable	$13,267	$4,382	$–	$17,650
Accrued and other current liabilities	43,448	29,458	–	72,906
Current maturities of long-term debt,
including capital leases	(1,014)	2,842	–	1,828
Income tax payable	–	158,830	(158,830)	–
Deferred income taxes, net	4,672	(2,690)	–	1,982
Total current liabilities	60,373	192,823	(158,830)	94,366

Long-term debt and capital leases,
less current maturities	210,654	19,903	–	230,557
Due to/(from) subsidiaries	218,348	80,673	(299,021)	–
Other deferred liabilities	103,233	14,665	–	117,898
Total liabilities	592,608	308,064	(457,851)	442,821

Shareholders’ equity:
Common stock	620	–	–	620
Capital in excess of par value	83,586	–	–	83,586
Retained earnings	387,838	129,843	(129,843)	387,838
Accumulated other comprehensive loss	(10,984)	–	–	(10,984)
Total shareholders’ equity	461,060	129,843	(129,843)	461,060

Total liabilities & shareholders’ equity	$1,053,668	$437,907	$(587,694)	$903,881

Condensed Consolidating Balance Sheet
As of June 2, 2015 (as adjusted)
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$75,034	$297	$–	$75,331
Accounts receivable	1,557	3,730	–	5,287
Inventories	14,581	5,830	–	20,411
Income tax receivable	153,146	–	(153,146)	–
Other current assets	15,543	2,308	–	17,851
Total current assets	259,861	12,165	(153,146)	118,880

Property and equipment, net	554,089	198,085	–	752,174
Investment in subsidiaries	128,824	–	(128,824)	–
Due from/(to) subsidiaries	66,019	215,373	(281,392)	–
Other assets	44,118	10,280	–	54,398
Total assets	$1,052,911	$435,903	$(563,362)	$925,452

Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable	$18,533	$4,472	$–	$23,005
Accrued and other current liabilities	42,458	33,764	–	76,222
Current maturities of long-term debt,
including capital leases	(994)	11,072	–	10,078
Income tax payable	–	154,215	(153,146)	1,069
Deferred income taxes, net	2,839	(2,832)	–	7
Total current liabilities	63,836	200,691	(153,146)	110,381

Long-term debt and capital leases,
less current maturities	210,382	20,635	–	231,017
Deferred income taxes	(3,865)	5,307	–	1,442
Due to/(from) subsidiaries	215,373	66,019	(281,392)	–
Other deferred liabilities	102,602	14,427	–	117,029
Total liabilities	587,328	307,079	(434,538)	459,869

Shareholders’ equity:
Common stock	621	–	–	621
Capital in excess of par value	83,870	–	–	83,870
Retained earnings	392,032	128,824	(128,824)	392,032
Accumulated other comprehensive loss	(10,940)	–	–	(10,940)
Total shareholders’ equity	465,583	128,824	(128,824)	465,583

Total liabilities & shareholders’ equity	$1,052,911	$435,903	$(563,362)	$925,452

Condensed Consolidating Statement of Operations and
Comprehensive Loss
For the Thirteen Weeks Ended September 1, 2015
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$201,416	$76,491	$–	$277,907
Franchise revenue	15	1,558	–	1,573
	201,431	78,049	–	279,480

Operating costs and expenses:
Cost of goods sold	55,228	21,013	–	76,241
Payroll and related costs	67,341	27,994	–	95,335
Other restaurant operating costs	45,202	17,005	–	62,207
Depreciation and amortization	9,127	3,679	–	12,806
Selling, general, and administrative	20,589	8,807	–	29,396
Intercompany selling, general, and
administrative allocations	11,126	(11,126)	–	–
Closures and impairments	2,589	123	–	2,712
Equity in earnings of subsidiaries	(11,966)	–	11,966	–
Interest expense, net	4,598	1,402	–	6,000
Intercompany interest expense/(income)	2,975	(2,975)	–	–
	206,809	65,922	11,966	284,697

(Loss)/income before income taxes	(5,378)	12,127	(11,966)	(5,217)
(Benefit)/provision for income taxes	(1,184)	161	–	(1,023)

Net (loss)/income	$(4,194)	$11,966	$(11,966)	$(4,194)

Other comprehensive loss:
Changes in pension and postretirement benefits	(44)	–	–	(44)
Total comprehensive loss	$(4,238)	$11,966	$(11,966)	$(4,238)

Condensed Consolidating Statement of Operations and
Comprehensive Loss
For the Thirteen Weeks Ended September 2, 2014 (as adjusted)
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$202,551	$76,906	$–	$279,457
Franchise revenue	146	1,579	–	1,725
	202,697	78,485	–	281,182

Operating costs and expenses:
Cost of goods sold	54,530	20,617	–	75,147
Payroll and related costs	68,042	27,800	–	95,842
Other restaurant operating costs	43,332	15,886	–	59,218
Depreciation and amortization	9,467	3,772	–	13,239
Selling, general, and administrative	20,221	10,680	–	30,901
Intercompany selling, general, and
administrative allocations	11,142	(11,142)	–	–
Closures and impairments	1,231	251	–	1,482
Equity in earnings of subsidiaries	(7,781)	–	7,781	–
Interest expense, net	4,511	911	–	5,422
Intercompany interest expense/(income)	2,892	(2,892)	–	–
	207,587	65,883	7,781	281,251

(Loss)/income before income taxes	(4,890)	12,602	(7,781)	(69)
(Benefit)/provision for income taxes	(7,455)	4,821	–	(2,634)

Net income	$2,565	$7,781	$(7,781)	$2,565

Other comprehensive income:
Pension liability reclassification, net of tax	463	–	–	463
Total comprehensive income	$3,028	$7,781	$(7,781)	$3,028

Condensed Consolidating Statement of Cash Flows
For the Thirteen Weeks Ended September 1, 2015
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated

Net cash (used)/provided by operating activities	$(17,159)	$22,659	$(7,971)	$(2,471)

Investing activities:
Purchases of property and equipment	(7,138)	(2,804)	–	(9,942)
Proceeds from disposal of assets	2,746	–	–	2,746
Other, net	209	–	–	209
Net cash used by investing activities	(4,183)	(2,804)	–	(6,987)

Financing activities:
Principal payments on long-term debt	11	(8,912)	–	(8,901)
Stock repurchases	(9)	–	–	(9)
Payments for debt issuance costs	(25)	–	–	(25)
Intercompany transactions	2,975	(10,946)	7,971	–
Net cash provided/(used) by financing activities	2,952	(19,858)	7,971	(8,935)

Increase in cash and cash equivalents	(18,390)	(3)	–	(18,393)
Cash and cash equivalents:
Beginning of year	75,034	297	–	75,331
End of quarter	$56,644	$294	$–	$56,938

Condensed Consolidating Statement of Cash Flows
For the Thirteen Weeks Ended September 2, 2014
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$37,370	$33,445	$(57,733)	$13,082

Investing activities:
Purchases of property and equipment	(5,717)	(1,260)	–	(6,977)
Proceeds from disposal of assets	250	23	–	273
Other, net	370	135	–	505
Net cash used by investing activities	(5,097)	(1,102)	–	(6,199)

Financing activities:
Principal payments on long-term debt	11	(1,216)	–	(1,205)
Stock repurchases	(55)	–	–	(55)
Payments for debt issuance costs	(60)	–	–	(60)
Intercompany transactions	(26,608)	(31,125)	57,733	–
Net cash used by financing activities	(26,712)	(32,341)	57,733	(1,320)

Decrease in cash and cash equivalents	5,561	2	–	5,563
Cash and cash equivalents:
Beginning of year	51,012	314	–	51,326
End of quarter	$56,573	$316	$–	$56,889

NOTE 15 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted During Fiscal Year 2016
In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-03.  The guidance requires an entity to present debt issuance costs in the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts, rather than as an asset.  Amortization of debt issuance costs will continue to be reported as interest expense.  Debt issuance costs related to revolving credit arrangements, however, will continue to be presented as an asset and amortized ratably over the term of the arrangement.  As previously discussed in Note 1 to the Condensed Consolidated Financial Statements, we adopted ASU 2015-03 during the 13 weeks ended September 1, 2015.

Accounting Pronouncements Not Yet Adopted
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”).  The guidance applies to inventory that is measured using either the first-in, first-out or average cost methods and requires entities to measure their inventory at the lower of cost and net realizable value.  ASU 2015-11 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  ASU 2015-11 is effective for annual periods beginning after December 15, 2016, and interim periods therein (our fiscal year 2018).  We do not expect the adoption of this guidance to have a material impact on our Condensed Consolidated Financial Statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).  The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures in certain circumstances.  The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter (our fiscal year 2017).  Early application is permitted.  We do not believe the adoption of this guidance will have an impact on our Condensed Consolidated Financial Statements.

In May 2014, the FASB and International Accounting Standards Board jointly issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).  ASU 2014-09 will replace almost all existing revenue recognition guidance, including industry specific guidance, upon its effective date.  The standard’s core principle is for a company to recognize revenue when it transfers goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled.  A company may also need to use more judgment and make more estimates when recognizing revenue, which could result in additional disclosures.  ASU 2014-09 also provides guidance for transactions that were not addressed comprehensively in previous guidance, such as the recognition of breakage income from the sale of gift cards.  The standard permits the use of either the retrospective or cumulative effect transition method.  During the 13 weeks ended September 1, 2015, the FASB revised ASU 2014-09 to allow companies to defer adoption of this standard for up to one year.  With the deferral, the guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (the first quarter of our fiscal year 2019).  We have not yet selected a transition method and are currently evaluating the impact of this guidance on our Condensed-Consolidated Financial Statements.

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

General:

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”), owns and operates Ruby Tuesday® casual dining and Lime Fresh Mexican Grill® (“Lime Fresh”) fast casual restaurants.  As of September 1, 2015, we owned and operated 656, and franchised 78, Ruby Tuesday restaurants.  Ruby Tuesday restaurants can be found in 44 states, 12 foreign countries, and Guam.

As of September 1, 2015, there were 19 Company-owned and operated Lime Fresh restaurants, as well as eight domestic Lime Fresh restaurants operated by franchisees.

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

Enhancing Our Business Model
Over the past year, we made significant progress towards lowering our overall cost structure with identified reductions in cost of goods sold, payroll and related costs, and selling, general, and administrative expenses.  In April 2014, we implemented a new labor management system to facilitate more efficient staffing that is contributing to lower labor costs.  Further, we are in the process of implementing enhanced business processes and capabilities, such as an inventory/food waste management system that should benefit our business model by reducing food waste and manager time on inventory management leading to a better customer experience and improved profitability.  We believe there is opportunity to improve our business model with a continued focus on improving our restaurant level margins through the implementation of business technology platforms and through a continued focus on lowering our overall cost structure.

Enhance Sales and Margins Through Repositioning of Our Core Brand
We are in the process of executing a strategic brand transformation of the Ruby Tuesday concept which is designed to make our brand more energetic, affordable, and broadly appealing.  We believe the execution of this strategy provides opportunities for increased customer counts, same-restaurant sales growth, and increased shareholder value.  Our brand transformation is supported by four key pillars: food, service, communication, and atmosphere.

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

The third pillar of our brand transformation strategy is our communication and marketing programs.  The program is designed to reshape consumer perceptions of the Ruby Tuesday brand and enhance our Fresh American Grill positioning by showcasing our brand personality in a fresh and energetic way, featuring compelling new food products, highlighting the freshness and variety of our Garden Bar, and effectively communicating value and affordability.  We continue to build key capabilities in our marketing organization, strengthen our culinary innovation pipeline, and become more efficient, expansive and cost-effective with our marketing spend including leveraging digital and social media platforms.

Lastly, to further enhance the atmosphere of our restaurants, we also introduced more casual and colorful new team uniforms and have evolved the menu design, both of which better reflect our brand personality.  In addition, we are currently developing a remodel plan and we expect to begin testing prototypes in fiscal year 2016 to determine sales building potential, cost effectiveness, and return on investment.  We believe these combined changes will deliver an improved customer experience and create a more energetic dining atmosphere for our customers.

The four key areas of menu, service, communication, and atmosphere will continue to be foundational drivers of our brand transformation and key to building a stronger business model.  We expect the culmination of the four pillars working fluidly together in conjunction with engaged restaurant and support teams will ultimately drive customer counts, sales, and average check.

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

During the second quarter of fiscal year 2014, we entered into a four-year $50.0 million revolving credit agreement (the “Senior Credit Facility”).  Our Senior Credit Facility, which is secured by substantially all of the shares of capital stock of the Company’s subsidiaries, real property, improvements and fixtures of 49 Ruby Tuesday restaurants, and substantially all of the personal property of the Company and each of its present and future subsidiaries, was obtained to provide access to capital for general corporate purposes and provides us with more covenant flexibility than our previous revolving credit facility.  The Senior Credit Facility has a $35.0 million accordion feature which provides us with additional liquidity if needed.  Aside from the $11.7 million allocated to letters of credit issued primarily in conjunction with our insurance programs, the $50.0 million revolving Senior Credit Facility has remained undrawn.

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

Results of Operations:

The following is an overview of our results of operations for the 13-week period ended September 1, 2015:

Net loss was $4.2 million for the 13 weeks ended September 1, 2015 compared to net income of $2.6 million for the corresponding period of the previous fiscal year.  Diluted loss per share for the fiscal quarter ended September 1, 2015 was $0.07 compared to diluted earnings per share of $0.04 for the corresponding period of the prior fiscal year as a result of an increase in net loss as discussed below.

During the 13 weeks ended September 1, 2015:

•	Same-restaurant sales* at Company-owned Ruby Tuesday restaurants increased 0.6%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants increased 4.3%.

•	Two Company-owned Ruby Tuesday restaurants were closed;

•	Two franchised Ruby Tuesday restaurants were opened and two were closed;

•	One franchised Lime Fresh restaurant were opened;

•	We prepaid and retired ten mortgage loan obligations with an aggregate balance of $8.2 million plus prepayment penalties of $0.9 million and an insignificant amount of accrued interest; and

•
On July 25, 2015, Todd A. Burrowes voluntarily resigned as the Company’s President, Ruby Tuesday Concept and Chief Operations Officer.  On July 27, 2015, Brett A. Patterson, our then Senior Vice President of Operations, was appointed Ruby Tuesday Concept President.

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

	Thirteen weeks ended
	September 1,		September 2,
	2015		2014
Revenue:
Restaurant sales and operating revenue	99.4%		99.4%
Franchise revenue	0.6		0.6
Total revenue	100.0		100.0
Operating costs and expenses:
Cost of goods sold (1)	27.4		26.9
Payroll and related costs (1)	34.3		34.3
Other restaurant operating costs (1)	22.4		21.2
Depreciation and amortization (1)	4.6		4.7
Selling, general and administrative, net	10.5		11.0
Closures and impairments	1.0		0.5
Interest expense, net	2.1		1.9
Total operating costs and expenses	101.9		100.0
Loss before income taxes	(1.9)		(0.0)
Benefit for income taxes	(0.4)		(0.9)
Net (loss)/income	(1	.5)%	0.9%

 (1)     As a percentage of restaurant sales and operating revenue.

The following table shows Company-owned Ruby Tuesday and Lime Fresh concept restaurant activity for the 13-week periods ended September 1, 2015 and September 2, 2014.

	Ruby Tuesday	Lime Fresh	Total
13 weeks ended September 1, 2015
Beginning number	658	19	677
Opened	–	–	–
Closed	(2))	–	(2))
Ending number	656	19	675

13 weeks ended September 2, 2014
Beginning number	668	20	688
Opened	–	–	–
Closed	(2))	–	(2))
Ending number	666	20	686

The following table shows franchised Ruby Tuesday and Lime Fresh concept restaurant activity for the 13-week periods ended September 1, 2015 and September 2, 2014.
	Ruby Tuesday	Lime Fresh
13 weeks ended September 1, 2015
Beginning number	78	7
Opened	2	1
Closed	(2))	–
Ending number	78	8

13 weeks ended September 2, 2014
Beginning number	79	6
Opened	4	1
Closed	–	–
Ending number	83	7

Revenue

Restaurant sales and operating revenue by concept for the 13 weeks ended September 1, 2015 and September 2, 2014 was as follows (in thousands):

	Thirteen weeks ended
	September 1, 2015	September 2, 2014
Restaurant sales and operating revenue:
Ruby Tuesday concept	$272,868	$274,497
Lime Fresh concept	5,039	4,960
Total	$277,907	$279,457

The Ruby Tuesday concept restaurant sales and operating revenue for the 13 weeks ended September 1, 2015 decreased 0.6% to $272.9 million compared to the same period of the prior fiscal year.  This decrease is primarily a result of restaurant closings since the first quarter of the prior fiscal year.  In addition, restaurant sales and operating revenue for the 13 weeks ended September 1, 2015 were negatively impacted by the Labor Day holiday occurring in the the first quarter of the prior fiscal year versus the second quarter of the current fiscal year.  These were offset by a 0.6% increase in same-restaurant sales at Company-owned Ruby Tuesday restaurants.  The increase in Ruby Tuesday concept same-restaurant sales is attributable to a 3.5% increase in net check offset by a 2.9% decrease in customer traffic.

The Lime Fresh concept restaurant sales and operating revenue totaled $5.0 million for both the 13 weeks ended September 1, 2015 and September 2, 2014.

Franchise revenue for the 13 weeks ended September 1, 2015 and September 2, 2014 was as follows (in thousands):

	Thirteen weeks ended
	September 1, 2015	September 2, 2014
Franchise revenue:
Ruby Tuesday concept	$1,379	$1,546
Lime Fresh concept	194	179
Total	$1,573	$1,725

Franchise revenue for the 13 weeks ended September 1, 2015 decreased 8.8% to $1.6 million compared to the same period of the prior fiscal year.  Franchise revenue is predominately comprised of domestic and international franchise royalties, which totaled $1.6 million for both 13-week periods ended September 1, 2015 and September 2, 2014.  The decrease in franchise revenue for the 13 weeks ended September 1, 2015 was due to a $0.1 million decrease in international franchise license fees as compared to the corresponding period of the prior fiscal year.

Segment Profit

Segment profit/(loss) by reportable segment for the 13 weeks ended September 1, 2015 and September 2, 2014 is as follows (in thousands):

	Thirteen weeks ended
	September 1, 2015	September 2, 2014
Segment profit/(loss):
Ruby Tuesday concept	$25,083	$30,389
Lime Fresh concept	454	(176)
Total segment profit	$25,537	$30,213

Segment profit/(loss) for the 13 weeks ended September 1, 2015 for the Ruby Tuesday concept decreased $5.3 million to $25.1 million compared to the 13 weeks ended September 2, 2014 due primarily to increases in cost of goods sold and other restaurant operating costs as further discussed later within this MD&A and increases in closures and impairments expense of $2.1 million as a result of higher impairments of open restaurants for poor performance as compared to the corresponding period of the prior fiscal year.  These were partially offset by a 0.6% increase in same-restaurant sales at Company-owned Ruby Tuesday restaurants, decreases in general and administrative expenses of $1.3 million primarily as a result of a share-based compensation forfeiture credit as further discussed in Note 10 to the Condensed Consolidated Financial Statements, and decreases in advertising spending of $1.0 million due to reduced television advertising.

Segment profit/(loss) for the 13 weeks ended September 1, 2015 for the Lime Fresh concept increased $0.6 million compared to the 13 weeks ended September 2, 2014 to $0.5 million due primarily to decreases in closures and impairments expense of $0.4 million as the prior fiscal year Lime Fresh segment losses included a charge for an open restaurant impaired for poor performance.

The following is a reconciliation of segment profit to loss from continuing operations before taxes for the 13 weeks ended September 1, 2015 and September 2, 2014 (in thousands):

	Thirteen weeks ended
	September 1, 2015	September 2, 2014
Segment profit	$25,537	$30,213
Less:
Depreciation and amortization	(12,806)	(13,239)
Unallocated general and administrative expenses	(11,897)	(10,962)
Interest expense, net	(6,000)	(5,422)
Other expense, net	(51)	(659)
Loss before income taxes	$(5,217)	$(69)

Pre-tax Loss

Pre-tax loss was $5.2 million for the 13 weeks ended September 1, 2015 compared to $0.1 million for the corresponding period of the prior fiscal year.  The increase in pre-tax loss is due to higher closures and impairments expense ($1.2 million) and interest expense ($0.6 million) and increases, as a percentage of restaurant sales and operating revenue, of costs of goods sold and other restaurant operating costs.  These were partially offset by an increase in same-restaurant sales of 0.6% at Company-owned Ruby Tuesday restaurants, and decreases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of depreciation and amortization and selling general, and administrative, net.

In the paragraphs that follow, we discuss in more detail the components of the increase in pre-tax loss for the 13-week period ended September 1, 2015, as compared to the comparable period in the prior fiscal year.  Because a significant portion of the costs recorded in the cost of goods sold, payroll and related costs, other restaurant operating costs, and depreciation and amortization categories are either variable or highly correlative with the number of restaurants we operate, we evaluate our trends by comparing the costs as a percentage of restaurant sales and operating revenue, as well as the absolute dollar change, to the comparable prior year period.

Cost of Goods Sold

Cost of goods sold increased $1.1 million (1.5%) to $76.2 million for the 13 weeks ended September 1, 2015, over the corresponding period of the prior fiscal year.  As a percentage of restaurant sales and operating revenue, cost of goods sold increased from 26.9% to 27.4%.

The absolute dollar increase in cost of goods sold for the 13-week period ended September 1, 2015 was the result of price increases on beef, poultry, and certain other products since the corresponding period of the prior fiscal year.

As a percentage of restaurant sales and operating revenue, the increase in cost of goods sold for the 13-week period ended September 1, 2015 is primarily the result of price increases since the corresponding period of the prior fiscal year as discussed above.

Payroll and Related Costs

Payroll and related costs decreased $0.5 million (0.5%) to $95.3 million for the 13 weeks ended September 1, 2015, as compared to the corresponding period in the prior fiscal year.  As a percentage of restaurant sales and operating revenue, payroll and related costs was consistent with the same period of the prior fiscal year at 34.3%.

The absolute dollar decrease in payroll and related costs for the 13-week period ended September 1, 2015 was primarily due primarily to restaurant closures and lower management labor costs as a result of staffing reductions since the first quarter of the prior fiscal year.

Other Restaurant Operating Costs

Other restaurant operating costs increased $3.0 million (5.0%) to $62.2 million for the 13-week period ended September 1, 2015, as compared to the corresponding period in the prior fiscal year.  As a percentage of restaurant sales and operating revenue, these costs increased from 21.2% to 22.4%.

For the 13 weeks ended September 1, 2015, the increase in other restaurant operating costs related to the following (in thousands):

Business interruption recoveries	$1,089
Repairs	959
Legal	508
Other increases, net	433
Net increase	$2,989

In both absolute dollars and as a percentage of restaurant sales and operating revenue for the 13-week period ended September 1, 2015, the increase was a result of business interruption recoveries related to claims collected in the prior fiscal year for certain of our restaurants in the Gulf Coast area, higher building repairs, and increased legal costs related to pending litigation.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.4 million (3.3%) to $12.8 million for the 13-week period ended September 1, 2015, as compared to the corresponding period in the prior fiscal year.  As a percentage of restaurant sales and operating revenue, depreciation and amortization expense decreased from 4.7% to 4.6%.

In terms of absolute dollars and as a percentage of restaurant sales and operating revenue, the decrease for the 13-week period ended September 1, 2015 is due primarily to assets that became fully depreciated since the first quarter of the prior fiscal year coupled with restaurant closures and leveraging associated with higher sales volumes.

Selling, General and Administrative Expenses, Net

Selling, general and administrative expenses, net decreased $1.5 million (4.9%) to $29.4 million for the 13-week period ended September 1, 2015, as compared to the corresponding period in the prior fiscal year.

The decrease for the 13-week period ended September 1, 2015 is due to lower advertising costs ($1.1 million), primarily as a result of decreased television advertising, and general and administrative costs ($0.4 million).  The reduction in general and administrative costs is primarily due to lower share-based compensation expense as a result of a forfeiture credit as further discussed in Note 10 to the Condensed Consolidated Financial Statements, which was partially offset by higher employee benefit related costs and travel expenses associated with restaurant manager training at our Restaurant Support Services Center.

Closures and Impairments

Closures and impairments increased $1.2 million to $2.7 million for the 13-week period ended September 1, 2015, as compared to the corresponding period of the prior fiscal year.  The increase for the 13-week period ended September 1, 2015 is primarily due to higher property impairment charges ($1.5 million) resulting from the impairment of three open Ruby Tuesday concept restaurants for poor performance during the current quarter, offset by higher gains on the sale of surplus properties ($0.3 million).  See Note 7 to our Condensed Consolidated Financial Statements for further information on our closures and impairment charges recorded during the 13 weeks ended September 1, 2015 and September 2, 2014.

As a result of our impairment analysis for the13-week period ended September 1, 2015, we had 57 restaurants that had been open for more than six full quarters with rolling 12-month negative cash flows of which 35 have been impaired to salvage value.  Of the 22 which remained, we reviewed the plans to improve cash flows and determined that no impairment was necessary.  The remaining net book value of these 22 restaurants, five of which are located on owned properties, was $18.8 million at September 1, 2015.

Should cash flows at these 22 cash flow negative restaurants not improve within a reasonable period of time, further impairment charges are possible.  Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs, salvage value, and sublease income.  Accordingly, actual results could vary significantly from our estimates.

Interest Expense, Net

Interest expense, net increased $0.6 million to $6.0 million for the 13 weeks ended September 1, 2015, as compared to the corresponding period in the prior fiscal year, primarily due to $0.9 million in prepayment premiums paid in connection with ten mortgage obligations that we prepaid and retired during the 13 weeks ended September 1, 2015, which was partially offset by lower interest resulting from the early payoff of certain mortgage loans since the 13 weeks ended September 2, 2014.

Benefit for Income Taxes

Under Accounting Standards Codification 740 (“ASC 740”), companies are required to apply their estimated annual tax rate on a year-to-date basis in each interim period.  Under ASC 740, companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable.  In this situation, the interim tax rate should be based on the actual year-to-date results.  Due to changes in our projections, which have fluctuated as we work through our brand repositioning, a reliable projection of our annual effective rate has been difficult to determine.  As such, we recorded a tax provision for the 13 weeks ended September 1, 2015 based on the actual year-to-date results, in accordance with ASC 740.

We regularly evaluate the need for a valuation allowance for deferred tax assets by assessing whether it is more likely than not that we will realize the deferred tax assets in the future.  A valuation allowance assessment is performed each reporting period, with any additions or adjustments reflected in earnings in the period of assessment.  In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets for each jurisdiction.  We will maintain a valuation allowance for our deferred tax assets until sufficient positive evidence exists to support a reversal of some or all of the valuation allowance.  Our tax benefit recorded in the future will be reduced or increased in the event that changes to the valuation allowance are required.

We recorded a tax benefit of $1.0 million and $2.6 million for the 13 weeks ended September 1, 2015 and September 2, 2014, respectively.  Included in our $2.6 million tax benefit for the 13 weeks ended September 2, 2014 was a benefit of $3.2 million representing an immaterial prior period correction to our deferred tax asset valuation allowance.

Liquidity and Capital Resources:

Cash and cash equivalents (decreased)/increased by $(18.4) million and $5.6 million during the first 13 weeks of fiscal year 2016 and 2015, respectively.  The change in cash and cash equivalents is as follows (in thousands):

	Thirteen weeks ended
	September 1,	September 2,
	2015	2014
Cash (used)/provided by operating activities	$(2,471)	$13,082
Cash used by investing activities	(6,987)	(6,199)
Cash used by financing activities	(8,935)	(1,320)
(Decrease)/increase in cash and cash equivalents	$(18,393)	$5,563

Operating Activities

Our cash provided by operations is generally derived from cash receipts generated by our restaurant customers and franchisees.  Substantially all of the $277.9 million and $279.5 million of restaurant sales and operating revenue disclosed in our Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income for the 13 weeks ended September 1, 2015 and September 2, 2014, respectively, was received in cash either at the point of sale or within two to four days (when our customers paid with debit or credit cards).  Our primary uses of cash for operating activities are food and beverage purchases, payroll and benefit costs, restaurant operating costs, general and administrative expenses, and marketing, a significant portion of which are incurred and paid in the same period.

Cash used by operating activities for the first 13 weeks of fiscal year 2016 was $2.5 million as compared to cash provided by operating activities of $13.1 million for the same period in the prior fiscal year.  The change is primarily the result of lower Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) as a result of higher operating costs and expenses for reasons previously discussed within this MD&A, an increase in cash paid for taxes ($1.7 million), higher cash paid for interest ($0.6 million) due to prepayment penalties associated with the early payoff of certain of our mortgage obligations during the current quarter, and an increase in amounts spent to acquire inventory (approximately $3.6 million).  These were partially offset by lower amounts spent on media advertising (approximately $1.0 million).

Our working capital and current ratio as of September 1, 2015 were $9.2 million and 1.1:1, respectively.  While we typically carry current liabilities in excess of current assets as is common in the restaurant industry, we have reduced our accounts payable and other short-term obligations since the prior fiscal year.

Investing Activities

We require capital principally for the maintenance and upkeep of our existing restaurants, limited new restaurant construction, investments in technology, equipment, remodeling of existing restaurants, and on occasion for the acquisition of franchisees or other restaurant concepts.  Property and equipment expenditures purchased with internally generated cash flows for the 13 weeks ended September 1, 2015 and September 2, 2014 were $9.9 million and $7.0 million, respectively.

Capital expenditures for the remainder of the fiscal year are projected to be approximately $24.1 million to $28.1 million.  We intend to fund our investing activities with cash currently on hand, cash provided by operations, or borrowings on the Senior Credit Facility.

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

On May 14, 2012, we entered into an indenture (the “Indenture”) among the Ruby Tuesday, Inc., certain subsidiaries of the Company as guarantors and Wells Fargo Bank, National Association as trustee, governing the Company’s $250.0 million aggregate principal amount of 7.625% senior notes due 2020 (the “Senior Notes”).  The Senior Notes were issued at a discount of $3.7 million, which is being amortized using the effective interest method over the eight-year term of the notes.

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

At any time prior to May 15, 2016, we may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest.  At any time on or after May 15, 2016, we may redeem the Senior Notes, in whole or in part, at the redemption prices specified in the Indenture plus accrued and unpaid interest.  We may redeem up to 35% of the original aggregate principal balance of the Senior Notes from the proceeds of certain equity offerings.  There is no sinking fund for the Senior Notes.

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

As security for the Senior Credit Facility, we granted the lenders liens and security interests in substantially all of the shares of capital stock of the Company and each of our present and future subsidiaries, substantially all of the personal property of the Company and each of our present and future subsidiaries, and the real property, improvements, and fixtures of 49 Ruby Tuesday restaurants.  The real property, improvements, and fixtures of the 49 restaurants pledged as collateral appraised at $101.4 million at the time of the transaction and have a September 1, 2015 net book value of $78.8 million.

We had no borrowings outstanding under the Senior Credit Facility at September 1, 2015.  After consideration of letters of credit outstanding, we had $38.3 million available under the Senior Credit Facility as of September 1, 2015.

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

Under the terms of the Senior Credit Facility we are allowed, under certain circumstances, to repurchase up to $20.0 million of the Senior Notes in any fiscal year.  We did not repurchase any Senior Notes during the 13 weeks ended September 1, 2015.

Under the Senior Credit Facility, we are required to comply with financial covenants relating to the maintenance of a maximum leverage ratio and a minimum fixed charge coverage ratio.  The terms of the Senior Credit Facility require us to maintain a maximum leverage ratio of no more than 4.75 to 1.0 and a minimum fixed charge coverage ratio of 1.45 to 1.0 for the quarter ended September 1, 2015.  For the remainder of fiscal year 2016, the Senior Credit Facility requires us to maintain a maximum leverage ratio of 4.50 to 1.0 for our second and third fiscal quarters and 4.40 to 1.0 for our fourth fiscal quarter, and requires us to maintain a minimum fixed charge coverage ratio of 1.50 to 1.0 for our second fiscal quarter, 1.55 to 1.0 for our third fiscal quarter, and 1.60 to 1.0 for our fourth fiscal quarter.  The minimum required ratios fluctuate thereafter as provided in the Senior Credit Facility.

The Senior Credit Facility terminates no later than December 3, 2017.  Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Senior Credit Facility and any ancillary loan documents.

On December 3, 2013, in connection with our entry into the Senior Credit Facility, the Company and certain of its subsidiaries entered into loan modification agreements (the “Loan Modification Agreements”) with certain mortgage lenders to, among other things, provide waivers and consents under certain of our mortgage loan obligations to enter into the Senior Credit Facility.  The Loan Modification Agreements also amended certain financial reporting requirements under the specified loans and modify and/or provide for certain financial covenants for the specified loans, including the maximum leverage ratio and the minimum fixed charge coverage ratio.

We were in compliance with our maximum leverage ratio and our minimum fixed charge coverage ratio as of September 1, 2015.

Our $22.7 million in mortgage loan obligations as of September 1, 2015 consists of various loans acquired upon franchise acquisitions.  These loans, which mature between January 2017 and October 2021, have balances which range from $0.7 million to $7.2 million and interest rates of 7.60% to 10.17%.  Many of the properties acquired from franchisees collateralize the loans outstanding.

During the 13 weeks ended September 1, 2015, we prepaid and retired ten mortgage loan obligations with an aggregate balance of $8.3 million as of June 2, 2015 using cash on hand.  Additionally, we paid $0.9 million in prepayment premiums and an insignificant amount of accrued interest in connection with the retirement of these obligations.  The prepayment of this debt eliminated one mortgage lender and allowed for the release of 26 properties which had served as collateral.

During the remainder of fiscal year 2016, we expect to fund operations, capital expansion, and any other investments from cash currently on hand, operating cash flows, or borrowings on our Senior Credit Facility.

Significant Contractual Obligations and Commercial Commitments

Payments due under our notes payable and other long-term debt financial obligations have changed significantly from the amounts disclosed in our Form 10-K for the year ended June 2, 2015.  As previously discussed within this MD&A, during the 13 weeks ended September 1, 2015, we prepaid and retired ten mortgage loan obligations with an aggregate balance of $8.3 million as of June 2, 2015 using cash on hand.

Accounting Pronouncements Adopted During Fiscal Year 2016

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-03 (“ASU 2015-03”).  The guidance requires an entity to present debt issuance costs in the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts, rather than as an asset.  Amortization of debt issuance costs will continue to be reported as interest expense.  Debt issuance costs related to revolving credit arrangements, however, will continue to be presented as an asset and amortized ratably over the term of the arrangement.  As discussed in Note 1 to the Condensed Consolidated Financial Statements, we adopted ASU 2015-03 during 13 weeks ended September 1, 2015.

Accounting Pronouncements Not Yet Adopted

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”).  The guidance applies to inventory that is measured using either the first-in, first-out or average cost methods and requires entities to measure their inventory at the lower of cost and net realizable value.  ASU 2015-11 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  ASU 2015-11 is effective for annual periods beginning after December 15, 2016, and interim periods therein (our fiscal year 2018).  We do not expect the adoption of this guidance to have a material impact on our Condensed Consolidated Financial Statements.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).  The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures in certain circumstances.  The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter (our fiscal year 2017).  Early application is permitted.  We do not believe the adoption of this guidance will have an impact on our Condensed Consolidated Financial Statements.

In May 2014, the FASB and International Accounting Standards Board jointly issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).  ASU 2014-09 will replace almost all existing revenue recognition guidance, including industry specific guidance, upon its effective date.  The standard’s core principle is for a company to recognize revenue when it transfers goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled.  A company may also need to use more judgment and make more estimates when recognizing revenue, which could result in additional disclosures.  ASU 2014-09 also provides guidance for transactions that were not addressed comprehensively in previous guidance, such as the recognition of breakage income from the sale of gift cards.  The standard permits the use of either the retrospective or cumulative effect transition method.  During the 13 weeks ended September 1, 2015, the FASB revised ASU 2014-09 to allow companies to defer adoption of this standard for up to one year.  With the deferral, the guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (the first quarter of our fiscal year 2019). We have not yet selected a transition method and are currently evaluating the impact of this guidance on our Condensed Consolidated Financial Statements.

Known Events, Uncertainties and Trends:

Financial Strategy and Stock Repurchase Plan

Cash and cash equivalents as of September 1, 2015 were $56.9 million.  Our overall goal is to invest in our brand and to strengthen our balance sheet to improve credit metrics.  As such, our first priority is to ensure that we have adequate cash levels to run the business and internally fund our capital expenditures.  Our second priority is to reduce our outstanding debt to help improve our credit metrics with the goal of improved flexibility and access to capital at reasonable rates.  Lastly, we would consider share repurchase within the limitations of our debt covenants to return capital to shareholders. Any of these actions, in any particular period and the actual amount thereof, remain at the discretion of the Board of Directors, and no assurance can be given that any such actions will be taken in the future.

Repurchases of Senior Notes

We are allowed under the terms of the Senior Credit Facility to repurchase, in any fiscal year, up to $20.0 million of indebtedness to various holders of the Senior Notes.  We did not repurchase any of the Senior Notes during the 13 weeks ended September 1, 2015.  As of the date of this filing, we may repurchase $20.0 million of the Senior Notes during the remainder of fiscal year 2016.  Future repurchases of the Senior Notes, if any, will be funded with available cash on hand.

Dividends

During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to our shareholders.  No dividends were declared or paid during the 13 weeks ended September 1, 2015 or September 2, 2014.  The payment of a dividend in any particular period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that dividends will be paid in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes during the quarter ended September 1, 2015 to the disclosures made in Item 7A of our Form 10-K for the year ended June 2, 2015.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 1, 2015.

Changes in Internal Control
During the fiscal quarter ended September 1, 2015, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business, including claims relating to injury or wrongful death under “dram shop” laws, workers’ compensation and employment matters, claims relating to lease and contractual obligations, and claims from customers alleging illness or injury.  We provide reserves for such claims when payment is probable and estimable in accordance with U.S. generally accepted accounting principles.  At this time, in the opinion of management, the ultimate resolution of pending legal proceedings will not have a material adverse effect on our consolidated operations, financial position, or cash flows.  See Note 12 to the Condensed Consolidated Financial Statements for further information about our legal proceedings as of September 1, 2015.

ITEM 1A.  RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended June 2, 2015 in Part I, Item 1A. Risk Factors.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information regarding purchases of our common stock made by us during the first quarter ended September 1, 2015:

	(a)	(b)	(c)	(d)
	Total number	Average	Total number of shares	Maximum number of shares
	of shares	price paid	purchased as part of publicly	that may yet be purchased
Period	purchased (1)	per share	announced plans or programs (1)	under the plans or programs (2)

Month #1
(June 3 to July 7)	1,390	$6.22	1,390	11,762,706
Month #2
(July 8 to August 4)	–	–	–	11,762,706
Month #3
(August 5 to September 1)	–	–	–	11,762,706
Total	1,390	$6.22	1,390

(1) No shares were repurchased other than through our publicly-announced repurchase programs and authorizations during the first quarter of our year ending May 31, 2016.

(2) As of September 1, 2015, 11.8 million shares remained available for purchase under existing programs, which consists of 1.8 million shares remaining under a July 11, 2007 authorization by the Board of Directors to repurchase 6.5 million shares and a January 8, 2013 authorization by the Board of Directors, not yet begun, to repurchase 10.0 million shares.  The timing, price, quantity, and manner of the purchases to be made are at the discretion of management upon instruction from the Board of Directors, depending upon market conditions.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

 Exhibit No.

10.1		First Amendment, dated as of October 7, 2015, to the Ruby Tuesday, Inc. 2015 Executive Incentive Compensation Plan

12.1		Statement regarding computation of Consolidated Ratio of Earnings to Fixed Charges.

18.1		Preferability letter from Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

10	1.INS	XBRL Instance Document.

10	1.SCH	XBRL Schema Document.

10	1.CAL	XBRL Calculation Linkbase Document.

10	1.DEF	XBRL Definition Linkbase Document.

10	1.LAB	XBRL Labels Linkbase Document.

10	1.PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.

(Registrant)

Date: October 9, 2015	BY: /s/ JILL M. GOLDER —————————————— Jill M. Golder Executive Vice President – Chief Financial Officer, Treasurer, and Assistant Secretary (Principal Financial Officer)

Date: October 9, 2015	BY: /s/ FRANKLIN E. SOUTHALL, JR. ————————————————— Franklin E. Southall, Jr. Vice President – Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)