Form 10-Q
period 2015-12-01
RUBY TUESDAY INC
filed 2016-01-08
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: December 1, 2015

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

62,047,752
(Number of shares of common stock, $0.01 par value, outstanding as of January 5, 2016)

RUBY TUESDAY, INC.

Special Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements represent our expectations or beliefs concerning future events, including one or more of the following:  future financial performance (including our estimates of growth in same-restaurant sales, average unit volumes, operating margins, expenses, and other items), future capital expenditures, the effect of strategic initiatives (including statements relating to cost savings initiatives and the benefits of our marketing), the opening or closing of restaurants by us or our franchisees, sales of our real estate or purchases of new real estate, future borrowings and repayments of debt, availability of financing on terms attractive to the Company, compliance with financial covenants in our debt instruments, payment of dividends, stock and bond repurchases, restaurant acquisitions and dispositions, and changes in senior management and in the Board of Directors.  We caution the reader that a number of important factors and uncertainties could, individually or in the aggregate, cause our actual results to differ materially from those included in the forward-looking statements, including, without limitation, the risks and uncertainties described in the Risk Factors included in Part I, Item A of our Annual Report on Form 10-K for the year ended June 2, 2015 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the 13 and 26 weeks ended December 1, 2015.

PART I — FINANCIAL INFORMATION
ITEM 1.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	DECEMBER 1,	JUNE 2,
	2015	2015
		(as adjusted)

Assets	(NOTE 1)
Current assets:
Cash and cash equivalents	$45,251	$75,331
Accounts receivable	5,628	5,287
Inventories:
Merchandise	17,847	12,861
China, silver and supplies	7,935	7,550
Income tax receivable	2,070	–
Prepaid rent and other expenses	12,861	12,398
Assets held for sale	8,006	5,453
Total current assets	99,598	118,880

Property and equipment, net	732,420	752,174
Deferred income taxes, net	2,361	–
Other assets	49,739	54,398
Total assets	$884,118	$925,452

Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable	$12,794	$23,005
Accrued liabilities:
Taxes, other than income and payroll	10,226	11,067
Payroll and related costs	15,696	20,351
Insurance	6,822	7,633
Deferred revenue – gift cards	16,043	16,636
Rent and other	23,582	20,535
Current portion of long-term debt, including capital leases	1,867	10,078
Income tax payable	–	1.069
Deferred income taxes, net	2,361	7
Total current liabilities	89,391	110,381

Long-term debt and capital leases, less current maturities	230,049	231,017
Deferred income taxes, net	–	1,442
Deferred escalating minimum rent	51,852	50,768
Other deferred liabilities	66,004	66,261
Total liabilities	437,296	459,869

Commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock, $0.01 par value; (authorized: 100,000 shares;
issued and outstanding: 62,048 shares at 12/01/15; 62,098 shares at 6/02/15)	620	621
Capital in excess of par value	84,641	83,870
Retained earnings	372,039	392,032
Deferred compensation liability payable in
Company stock	638	681
Company stock held by Deferred Compensation Plan	(638)	(681)
Accumulated other comprehensive loss	(10,478)	(10,940)
Total shareholders’ equity	446,822	465,583

Total liabilities & shareholders’ equity	$884,118	$925,452

                   The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(IN THOUSANDS EXCEPT PER-SHARE DATA)
(UNAUDITED)

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	DECEMBER 1,	DECEMBER 2,	DECEMBER 1,	DECEMBER 2,
	2015	2014	2015	2014
		(as adjusted)		(as adjusted)
	(NOTE 1)		(NOTE 1)
Revenue:

Restaurant sales and operating revenue	$259,330	$261,206	$537,237	$540,663
Franchise revenue	1,626	1,453	3,199	3,178
	260,956	262,659	540,436	543,841
Operating costs and expenses:
Cost of goods sold (excluding depreciation and
amortization shown below)	70,305	71,646	146,546	146,793
Payroll and related costs	92,284	93,964	187,619	189,806
Other restaurant operating costs	56,385	59,516	118,592	118,734
Depreciation and amortization	12,936	13,119	25,742	26,358
Selling, general and administrative, net	27,848	27,292	57,244	58,193
Closures and impairments, net	10,073	1,075	12,785	2,557
Trademark impairment	1,999	–	1,999	–
Interest expense, net	5,105	5,915	11,105	11,337
	276,935	272,527	561,632	553,778

Loss before income taxes	(15,979)	(9,868)	(21,196)	(9,937)
Benefit for income taxes	(180)	(595)	(1,203)	(3,229)

Net loss	$(15,799)	$(9,273)	$(19,993)	$(6,708)

Other comprehensive income:
Pension liability reclassification	506	464	462	927
Total comprehensive loss	$(15,293)	$(8,809)	$(19,531)	$(5,781)

Loss per share:
Basic	$(0.26)	$(0.15)	$(0.33)	$(0.11)
Diluted	(0.26)	(0.15)	(0.33)	(0.11)

Weighted average shares:
Basic	61,455	60,534	61,400	60,476
Diluted	61,455	60,534	61,400	60,476

                 The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

(UNAUDITED)

	TWENTY-SIX WEEKS ENDED
	DECEMBER 1, 2015	DECEMBER 2, 2014
		(as adjusted)
	(NOTE 1)
Operating activities:
Net loss	$ (19,993)	$ (6,708)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	25,742	26,358
Deferred income taxes	(1,449)	(2,863)
Loss on impairments, including disposition of assets	8,404	3,359
Trademark impairment	1,999	–
Share-based compensation expense	747	3,720
Excess tax benefits from share-based compensation	–	(22)
Lease reserve adjustments	4,325	761
Deferred escalating minimum rent	1,106	1,298
Other, net	2,669	793
Changes in operating assets and liabilities:
Receivables	(341)	(842)
Inventories	(5,371)	(5,546)
Income taxes	(3,139)	(1,041)
Prepaid and other assets	(153)	(737)
Accounts payable, accrued and other liabilities	(18,677)	(8,573)
Net cash (used)/provided by operating activities	(4,131)	9,957

Investing activities:
Purchases of property and equipment	(20,288)	(13,821)
Proceeds from disposal of assets	3,665	5,604
Insurance proceeds from property claims	–	135
Reductions in Deferred Compensation Plan assets	313	392
Other, net	–	754
Net cash used by investing activities	(16,310)	(6,936)

Financing activities:
Principal payments on long-term debt and capital leases	(9,601)	(6,266)
Stock repurchases	(9)	(55)
Payments for debt issuance costs	(29)	(75)
Proceeds from exercise of stock options	–	197
Excess tax benefits from share-based compensation	–	22
Net cash used by financing activities	(9,639)	(6,177)

Decrease in cash and cash equivalents	(30,080)	(3,156)
Cash and cash equivalents:
Beginning of year	75,331	51,326
End of quarter	$ 45,251	$ 48,170

Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amount capitalized	$ 10,181	$ 10,358
Income taxes, net	$ 3,062	$ 1,402
Significant non-cash investing and financing activities:
Retirement of fully depreciated assets	$ 13,467	$ 8,243
Reclassification of properties to assets held for sale	$ 5,507	$ 4,746

                 The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we,” and/or “our”), owns and operates Ruby Tuesday® casual dining and Lime Fresh Mexican Grill® (“Lime Fresh”) fast casual restaurants.  We also franchise the Ruby Tuesday concept in selected domestic and international markets and the Lime Fresh concept in selected domestic markets.  The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes.  Actual results could differ from those estimates.  Operating results for the 26-week period ended December 1, 2015 are not necessarily indicative of results that may be expected for the 52-week year ending May 31, 2016.

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

Reclassifications
As further reflected in Note 6 to the Condensed Consolidated Financial Statements, we adopted Accounting Standards Update (“ASU”) 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) during the first quarter of fiscal year 2016.  As shown in the table below, pursuant to the guidance in ASU 2015-03 we have reclassified unamortized debt issuance costs associated with our senior notes and mortgage loan obligations in our previously reported Consolidated Balance Sheet as of June 2, 2015 as follows (in thousands):
	As presented June 2, 2015	Reclassifications	As adjusted June 2, 2015
Prepaid rent and other expenses	$ 13,181	$ (783)	$ 12,398
Other assets	57,554	(3,156)	54,398
Current maturities of long-term debt,
including capital leases	10,861	(783)	10,078
Long-term debt and capital leases,
less current maturities	234,173	(3,156)	231,017

As shown in the table below, we have also reclassified amortization of intangible assets from Other restaurant operating costs to Depreciation and amortization in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the prior period to be comparable with the classification for the 13 and 26 weeks ended December 1, 2015.  We made this reclassification to more accurately reflect the nature of the expenses in our Condensed Consolidated Statements of Operations and Comprehensive Loss.  Amounts presented are in thousands.

	As presented Thirteen weeks ended December 2, 2014	Reclassifications	As adjusted Thirteen weeks ended December 2, 2014
Other restaurant operating costs	$ 60,097	$ (581)	$ 59,516
Depreciation and amortization	12,538	581	13,119

	As presented Twenty-Six weeks ended December 2, 2014	Reclassifications	As adjusted Twenty-Six weeks ended December 2, 2014
Other restaurant operating costs	$ 119,896	$ (1,162)	$ 118,734
Depreciation and amortization	25,196	1,162	26,358

Change in Accounting Principle
During the first quarter of fiscal year 2016, we completed the implementation of a new inventory management system in our company-owned restaurants.  In connection with this implementation, we changed our method of accounting for inventory from the lower of cost (first-in, first-out) or market method utilized by our legacy system to the lower of cost or market method using a weighted-average cost method.  We believe this change in accounting principle is preferable because we believe it will result in greater precision in the costing of inventories.  In addition, the weighted-average cost method better aligns with the functionality of the new inventory management system.  We determined that the effects of adopting the average cost method were not material to our Condensed Consolidated Financial Statements.  Prior to the conversion to the new inventory management system, we were not able to determine the impact of the change to the weighted-average cost method.  Therefore, we did not retroactively apply the change to periods prior to fiscal year 2016.

NOTE 2 – LOSS PER SHARE

Loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during each period presented.  Diluted loss per share does not give effect to stock options and restricted stock outstanding during the applicable periods as the effect would be anti-dilutive.  The following table reflects the calculation of weighted average common and dilutive potential common shares outstanding as presented in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands, except per share data):

	Thirteen weeks ended		Twenty-six weeks ended
	December 1, 2015	December 2, 2014	December 1, 2015	December 2, 2014
Net loss	$(15,799)	$(9,273)	$(19,993)	$(6,708)

Weighted-average common
shares outstanding	61,455	60,534	61,400	60,476
Dilutive effect of stock
options and restricted stock	–	–	–	–
Weighted average common
and dilutive potential
common shares outstanding	61,455	60,534	61,400	60,476

Basic loss per share	$(0.26)	$(0.15)	$(0.33)	(0.11)
Diluted loss per share	$(0.26)	$(0.15)	$(0.33)	$(0.11)

Stock options with an exercise price greater than the average market price of our common stock and certain options, restricted stock, and restricted share units with unrecognized compensation expense do not impact the computation of diluted loss per share because the effect would be anti-dilutive.  The following table summarizes on a weighted-average basis stock options, restricted shares, and restricted share units that were excluded from the computation of diluted loss per share because their inclusion would have had an anti-dilutive effect (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	December 1, 2015	December 2, 2014	December 1, 2015	December 2, 2014
Stock options	2,574	3,301	2,694	3,102
Restricted shares / Restricted share units	964	1,468	857	1,319
Total	3,538	4,769	3,551	4,421

NOTE 3 – FRANCHISE PROGRAMS

As of December 1, 2015, our domestic and international franchisees collectively operated 78 domestic and international Ruby Tuesday restaurants and eight domestic Lime Fresh restaurants.  We do not own any equity interest in our existing franchisees.

Under the terms of the franchise operating agreements, we charge a royalty fee (generally 4.0% of monthly gross sales for our Ruby Tuesday concept franchisees and 5.25% of monthly gross sales for our Lime Fresh concept franchisees) and require all domestic franchisees to contribute a percentage, 1.5% as of December 1, 2015, of monthly gross sales to a national advertising fund formed to cover their pro rata portion of the production and airing costs associated with our national advertising campaign.  Under the terms of those agreements, we can charge up to 3.0% of monthly gross sales for this national advertising fund.

Advertising amounts received from domestic franchisees are considered by RTI to be reimbursements, recorded on an accrual basis as earned, and have been netted against Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

In addition to the advertising fee discussed above, our Ruby Tuesday concept franchise agreements allow us to charge up to a 2.0% support service fee and a 1.5% marketing and purchasing fee.  Our last support services contract expired on June 30, 2015.  For the 13 and 26 weeks ended December 1, 2015, we recorded $0.3 million and $0.5 million, respectively, and for the 13 and 26 weeks ended December 2, 2014, we recorded $0.2 million and $0.7 million, respectively, in support service and marketing and purchasing fees, which were an offset to Selling, general and administrative, net in our Condensed Consolidated Statements of Operations and Comprehensive Loss.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	December 1, 2015	June 2, 2015

Rebates receivable	$790	$943
Amounts due from franchisees	2,227	1,995
Third-party gift card sales	1,443	1,330
Other receivables	1,168	1,019
	$5,628	$5,287

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

NOTE 5 – PROPERTY, EQUIPMENT, ASSETS HELD FOR SALE, AND OPERATING LEASES

Property and equipment, net, is comprised of the following (in thousands):

	December 1, 2015	June 2, 2015

Land	$212,068	$212,073
Buildings	429,769	426,813
Improvements	349,787	358,549
Restaurant equipment	246,705	247,775
Other equipment	87,474	87,782
Surplus properties*	7,001	10,504
Construction in progress and other	2,888	4,316
	1,335,692	1,347,812
Less accumulated depreciation	603,272	595,638
	$732,420	$752,174

* Surplus properties represent assets held for sale that are not classified as such in the Condensed Consolidated Balance Sheets as we do not expect to sell these assets within the next 12 months.  These assets primarily consist of parcels of land upon which we have no intention to build restaurants, closed properties which include a building, and liquor licenses not needed for operations.

Included within the current assets section of our Condensed Consolidated Balance Sheets at December 1, 2015 and June 2, 2015 are amounts classified as held for sale totaling $8.0 million and $5.5 million, respectively.  Assets held for sale primarily consist of parcels of land upon which we have no intention to build restaurants, land and buildings of closed restaurants, and various liquor licenses.  During the 13 weeks ended December 1, 2015, we entered into an agreement to sell eight Company-owned Lime Fresh restaurants in Florida for approximately $6.3 million, which we expect to complete over the remainder of fiscal year 2016, and closed the remaining 11 Company-owned Lime Fresh restaurants.  Accordingly, included within amounts classified as assets held for sale as of December 1, 2015 was $2.0 million, an amount representing the net book value of improvements, restaurant equipment, and other equipment associated with the eight restaurants that we plan to sell over the remainder of fiscal year 2016.

During the 13 and 26 weeks ended December 1, 2015, we sold surplus properties with carrying values of $0.6 million and $2.7 million, respectively, at net gains of $0.4 million and $1.0 million, respectively.  Cash proceeds, net of broker fees, from these sales during the 13 and 26 weeks ended December 1, 2015 totaled $1.0 million and $3.7 million, respectively.  During the 13 and 26 weeks ended December 2, 2014, we sold surplus properties with carrying values of $4.5 million for both periods, at net gains of $0.8 million and $1.1 million, respectively.  Cash proceeds, net of broker fees, from these sales during the 13 and 26 weeks ended December 2, 2014 totaled $5.3 million and $5.6 million, respectively.

NOTE 6 – LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

	December 1, 2015	June 2, 2015
Senior unsecured notes	$215,000	$215,000
Unamortized discount	(1,981)	(2,162)
Unamortized debt issuance costs	(3,349)	(3,656)
Senior unsecured notes less unamortized discount and
debt issuance costs	209,670	209,182
Revolving credit facility	–	–
Mortgage loan obligations	22,023	31,607
Unamortized premium - mortgage loan obligations	193	383
Unamortized debt issuance costs - mortgage loan obligations	(160)	(283)
Capital lease obligations	190	206
	231,916	241,095
Less current maturities	1,867	10,078
	$230,049	$231,017

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

Interest on the Senior Notes is calculated at 7.625% per annum, payable semiannually on each May 15 and November 15 to holders of record on the May 1 or November 1 immediately preceding the interest payment date.  Accrued interest on the Senior Notes and our other long-term debt and capital lease obligations was $1.0 million and $1.1 million as of December 1, 2015 and June 2, 2015, respectively, and is included in Accrued liabilities – Rent and other in our Consolidated Balance Sheets.  The Senior Notes mature on May 15, 2020.

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

As security for the Senior Credit Facility, we granted the lenders liens and security interests in substantially all of the shares of capital stock of the Company and each of our present and future subsidiaries, substantially all of the personal property of the Company and each of our present and future subsidiaries, and the real property, improvements, and fixtures of 49 Ruby Tuesday restaurants.  The real property, improvements, and fixtures of the 49 restaurants pledged as collateral appraised at $101.4 million at the time of the transaction and have a December 1, 2015 net book value of $78.7 million.

We had no borrowings outstanding under the Senior Credit Facility at December 1, 2015.  After consideration of letters of credit outstanding, we had $38.3 million available under the Senior Credit Facility as of December 1, 2015.

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

Under the terms of the Senior Credit Facility we are allowed, under certain circumstances, to repurchase up to $20.0 million of the Senior Notes in any fiscal year.  We did not repurchase any Senior Notes during the 26 weeks ended December 1, 2015.

Under the Senior Credit Facility, we are required to comply with financial covenants relating to the maintenance of a maximum leverage ratio and a minimum fixed charge coverage ratio.  The terms of the Senior Credit Facility require us to maintain a maximum leverage ratio of no more than 4.50 to 1.0 and a minimum fixed charge coverage ratio of 1.50 to 1.0 for the quarter ended December 1, 2015.  For the remainder of fiscal year 2016, the Senior Credit Facility requires us to maintain a maximum leverage ratio of 4.50 to 1.0 (for our third fiscal quarter) and 4.40 to 1.0 (for our fourth fiscal quarter), and requires us to maintain a minimum fixed charge coverage ratio of 1.55 to 1.0 (for our third fiscal quarter) and 1.60 to 1.0 (for our fourth fiscal quarter).  The minimum required ratios fluctuate thereafter as provided in the Senior Credit Facility.

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

We were in compliance with our maximum leverage ratio and our minimum fixed charge coverage ratio as of December 1, 2015.

Our $22.0 million in mortgage loan obligations as of December 1, 2015 consists of various loans acquired upon franchise acquisitions.  These loans, which mature between January 2017 and October 2021, have balances which range from $0.6 million to $7.1 million and interest rates of 7.60% to 10.17%.  Many of the properties acquired from franchisees collateralize the loans outstanding.

During the first quarter of fiscal year 2016, we prepaid and retired ten mortgage loan obligations with an aggregate balance of $8.3 million as of June 2, 2015 using cash on hand.  Additionally, we paid $0.9 million in prepayment premiums and an insignificant amount of accrued interest in connection with the retirement of these obligations.  The prepayment of this debt eliminated one mortgage lender and allowed for the release of 26 properties which had served as collateral.

NOTE 7 – CLOSURES AND IMPAIRMENTS EXPENSE

Closures and impairments expense includes the following for the 13 and 26 weeks ended December 1, 2015 and December 2, 2014 (in thousands):
	Thirteen weeks ended		Twenty-six weeks ended
	December 1, 2015	December 2, 2014	December 1, 2015	December 2, 2014
Closures and impairments from
continuing operations:
Property impairments	$ 6,215	$ 1,216	$ 8,792	$ 2,272
Closed restaurant lease reserves	3,721	295	4,325	761
Other closing costs	498	395	619	628
Gain loss on sale of surplus properties	(361)	(831)	(951)	(1,104)
Closures and impairments, net	$ 10,073	$ 1,075	$ 12,785	$ 2,557

As previously discussed in Note 5 to the Condensed Consolidated Financial Statements, during the 13 weeks ended December 1, 2015, we entered into an agreement to sell eight Company-owned Lime Fresh restaurants in Florida for approximately $6.3 million which we expect to complete over the remainder of fiscal year 2016, and closed the remaining 11 Company-owned Lime Fresh restaurants.  Included within closures and impairments, net for the 13 weeks ended December 1, 2015 are $7.6 million of impairments, lease reserves, and other charges relating to the closed Lime Fresh restaurants.  Further information regarding closures and impairments expense for the Lime Fresh concept for all periods presented is contained in Note 11 to the Condensed Consolidated Financial Statements.

In connection with the planned sale of eight Company-owned Lime Fresh restaurants and the closing of the remaining 11 Company-owned Lime Fresh restaurants as discussed above, during the 13 weeks ended December 1, 2015, we recorded a $2.0 million trademark impairment charge representing a partial impairment of the Lime Fresh trademark.  The Lime Fresh trademark has a net book value of $0.9 million remaining at December 1, 2015.

A rollforward of our reserve for future lease obligations associated with closed properties is as follows (in thousands):

Reserve for Lease Obligations
Balance at June 2, 2015	$7,051
Closing expense including rent and other lease charges	4,325
Payments	(1,631)
Other adjustments	136
Balance at December 1, 2015	$9,881

The amounts comprising future lease obligations in the table above are estimated using certain assumptions, including the period of time it will take to settle the lease with the landlord or find a suitable sublease tenant, and the amount of actual future cash payments could differ from our recorded lease obligations.  Of the total future lease obligations included in the table above, $9.8 million and $7.0 million are included within the Accrued liabilities – Rent and other caption in our Condensed Consolidated Balance Sheets as of December 1, 2015 and June 2, 2015, respectively.  For the remainder of fiscal year 2016 and beyond, we expect that our focus will be on obtaining settlements, or subleases as necessary, on as many of these leases as possible and these settlements could be higher or lower than the amounts recorded.  The actual amount of any cash payments made by the Company for lease contract termination costs will be dependent upon ongoing negotiations with the landlords of the leased restaurant properties.

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

Executive Supplemental Pension Plan and Management Retirement Plan
Under these unfunded defined benefit pension plans, eligible employees earn supplemental retirement income based upon salary and length of service, reduced by social security benefits and amounts otherwise receivable under other specified Company retirement plans.  Effective June 1, 2001, the Management Retirement Plan was amended so that no additional benefits would accrue and no new participants may enter the plan after that date.  In December 2015, the Executive Supplemental Pension Plan was similarly amended effective as of January 1, 2016 for current participants, and as of January 1, 2018 for two specified potential participants, who are currently not named executive officers.  We do not expect this amendment to have a material impact on our Condensed Consolidated Financial Statements.

Included in our Condensed Consolidated Balance Sheets as of December 1, 2015 and June 2, 2015 are amounts within Accrued liabilities: Payroll and related costs of $3.2 million as of both dates and amounts within Other deferred liabilities of $34.7 million and $33.9 million, respectively, relating to our three defined benefit pension plans.

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

The following tables detail the components of net periodic benefit costs and the amounts recognized in our Condensed Consolidated Financial Statements for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the “Pension Plans”) and the Postretirement Medical and Life Benefits plans (in thousands):

	Pension Plans
	Thirteen weeks ended		Twenty-six weeks ended
	December 1,	December 2,	December 1,	December 2,
	2015	2014	2015	2014
Service cost	$42	$75	$272	$150
Interest cost	441	444	1,040	887
Expected return on plan assets	(102)	(125)	(205)	(249)
Recognized actuarial loss	473	430	1,101	860
Net periodic benefit cost	$854	$824	$2,208	$1,648

	Postretirement Medical and Life Benefits
	Thirteen weeks ended		Twenty-six weeks ended
	December 1,	December 2,	December 1,	December 2,
	2015	2014	2015	2014
Service cost	$1	$1	$2	$2
Interest cost	12	11	24	23
Recognized actuarial loss	33	34	65	67
Net periodic benefit cost	$46	$46	$91	$92

We reclassified recognized actuarial losses of $0.5 million and $1.2 million during the 13 and 26 weeks ended December 1, 2015, respectively, and $0.5 million and $0.9 million during the 13 and 26 weeks ended December 2, 2014, respectively, out of accumulated other comprehensive loss and into pension expense, which is included in Selling, general and administrative, net within our Condensed Consolidated Statements of Operations and Comprehensive Loss.

Accumulated other comprehensive loss in our Condensed Consolidated Balance Sheets as of December 1, 2015 and June 2, 2015 was $10.5 million and $10.9 million, respectively.  The change in accumulated other comprehensive loss during the 26 weeks ended December 1, 2015 was attributable to $1.2 million of recognized actuarial losses as discussed above which were offset by $0.7 million of additional liability related to our pension plans.

We also sponsor two defined contribution retirement savings plans. Information regarding these plans is included in our Annual Report on Form 10-K for the fiscal year ended June 2, 2015.

NOTE 9 – INCOME TAXES

Under Accounting Standards Codification 740 (“ASC 740”), companies are required to apply their estimated annual tax rate on a year-to-date basis in each interim period.  Under ASC 740, companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable.  In this situation, the interim tax rate should be based on the actual year-to-date results.  Due to changes in our projections, which have fluctuated as we work through our brand repositioning, a reliable projection of our annual effective rate has been difficult to determine.  As such, we recorded a tax provision for the 13 and 26 weeks ended December 1, 2015 and December 2, 2014 based on the actual year-to-date results, in accordance with ASC 740.

We regularly evaluate the need for a valuation allowance for deferred tax assets by assessing whether it is more likely than not that we will realize the deferred tax assets in the future.  A valuation allowance assessment is performed each reporting period, with any additions or adjustments reflected in earnings in the period of assessment.  In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets for each jurisdiction.  Our valuation allowance for deferred tax assets totaled $73.0 million and $62.8 million as of December 1, 2015 and June 2, 2015, respectively.

We recorded a tax benefit of $0.2 million and $1.2 million for the 13 and 26 weeks ended December 1, 2015, respectively, compared to a tax benefit of $0.6 million and $3.2 million for the 13 and 26 weeks ended December 2, 2014.  Included in our $3.2 million tax benefit for the 26 weeks ended December 2, 2014 was a benefit of $3.2 million representing an immaterial prior period correction to our deferred tax asset valuation allowance.

We had a gross liability for unrecognized tax benefits, exclusive of accrued interest and penalties, of $4.8 million and $3.9 million, respectively, as of December 1, 2015 and June 2, 2015, of which $4.0 million and $3.3 million, respectively, was reclassified against our deferred tax assets.  As of December 1, 2015 and June 2, 2015, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate was $3.1 million and $2.4 million, respectively.  The liability for unrecognized tax benefits as of December 1, 2015 includes $0.4 million related to tax positions for which it is reasonably possible that the  total amounts could change within the next twelve months based on the outcome of examinations and negotiations with tax authorities.

Interest and penalties related to unrecognized tax benefits are recognized as components of income tax expense.  As of December 1, 2015 and June 2, 2015, we had accrued $0.5 million and $0.4 million, respectively, for the payment of interest and penalties.

At December 1, 2015, we are no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2011, and with few exceptions, we are no longer subject to state and local examinations by tax authorities prior to fiscal year 2012.

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

At December 1, 2015, we had reserved a total of 6,876,000 shares of common stock for the SIP and 1996 SIP.  Of the reserved shares at December 1, 2015, 1,774,000 were subject to options outstanding.  Stock option exercises are settled with the issuance of new shares.  Net shares of common stock available for issuance at December 1, 2015 were 5,102,000.

Stock Options
The following table summarizes our stock option activity under these plans for the 26 weeks ended December 1, 2015 (in thousands, except per-share data):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Service-based vesting:
Balance at June 2, 2015	2,441	$7.78
Cancellations and forfeitures	(208)	6.61
Expired	(96)	9.06
Balance at December 1, 2015	2,137	$7.83	3.73	$ –
Exercisable	1,671	$8.21	3.23	$ –

Market-based vesting:
Balance at June 2, 2015	515	$8.60
Cancellations and forfeitures	(125)	9.34
Balance at December 1, 2015	390	$8.36	4.24	$ –
Exercisable	–	$–	–	$ –

At December 1, 2015, there was approximately $0.5 million of unrecognized pre-tax compensation expense related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of 1.2 years.

Restricted Stock and Restricted Stock Units (“RSU”)
The following table summarizes our restricted stock and RSU activity for the 26 weeks ended December 1, 2015 (in thousands, except per-share data):

		Weighted-Average
	Number of	Grant-Date
Service-based vesting:	Shares	Fair Value
Unvested at June 2, 2015	803	$ 6.98
Granted	344	6.45
Vested	(217)	7.09
Forfeited	(154)	7.60
Unvested at December 1, 2015	776	$ 6.59

		Weighted-Average
	Number of	Grant-Date
Market-based vesting:	Shares	Fair Value
Unvested at June 2, 2015	–	$ –
Granted	262	6.51
Unvested at December 1, 2015	262	$ 6.51

The fair values of the restricted stock and RSU awards reflected above were based on the fair market value of our common stock at the time of grant.  At December 1, 2015, unrecognized compensation expense related to restricted stock and RSU grants totaled approximately $3.9 million and will be recognized over a weighted average vesting period of approximately 1.7 years.

During the 13 weeks ended December 1, 2015, we granted approximately 100,000 restricted shares to non-employee directors under the terms of the Stock Incentive Plan.  These shares cliff vest over a one year period following grant of the award.

During the first quarter of fiscal year 2016, we granted 244,000 service-based and 262,000 market-based RSUs to certain employees under the terms of the SIP and 1996 SIP.  The service-based RSUs will vest in three equal installments over a three-year period following the date of grant.  The market-based RSUs will cliff vest at the end of a three-year period following the date of grant.  Vesting of the market-based RSUs is further contingent upon the Company’s achievement of a total shareholder return market condition over a three year period, which will be measured in the first quarter of fiscal 2019.

On July 25, 2015, our then President Ruby Tuesday Concept and Chief Operations Officer left the Company.  Accordingly, included within our share-based compensation expense for the 26 weeks ended December 1, 2015 is a forfeiture credit of $1.3 million in connection with the forfeiture of 333,000 unvested stock options and 137,000 unvested shares of restricted stock.

Included within Selling, general, and administrative, net in our Condensed Consolidated Statements of Operations and Comprehensive Loss is share-based compensation expense of $1.0 million and $0.7 million for the 13 and 26 weeks ended December 1, 2015, respectively, and $2.0 million and $3.7 million for the 13 and 26 weeks ended December 2, 2014, respectively.

NOTE 11 – SEGMENT REPORTING

As discussed in Note 1 to the Condensed Consolidated Financial Statements, we reclassified unamortized debt issuance costs reported in our June 2, 2015 Consolidated Balance Sheets.  Those reclassifications are reflected in the prior year amounts shown below for total assets.

As previously discussed in Notes 5 and 7 to the Condensed Consolidated Financial Statements, during the 13 weeks ended December 1, 2015, we entered into an agreement to sell eight Company-owned Lime Fresh restaurants in Florida for approximately $6.3 million, which we expect to complete over the remainder of fiscal year 2016, and closed the remaining 11 Company-owned Lime Fresh restaurants.

Financial results by reportable segment for the 13 and 26 weeks ended December 1, 2015 and December 2, 2014 are as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	December 1, 2015	December 2, 2014	December 1, 2015	December 2, 2014
Revenues:
Ruby Tuesday concept	$256,753	$257,814	$531,000	$533,857
Lime Fresh concept	4,203	4,845	9,436	9,984
Total revenues	$260,956	$262,659	$540,436	$543,841

Segment profit/(loss):
Ruby Tuesday concept	$20,898	$20,504	$45,981	$50,845
Lime Fresh concept	(7,675)	(1,304)	(7,221)	(1,480)
Total segment profit	$13,223	$19,200	$38,760	$49,365

Depreciation and amortization:
Ruby Tuesday concept	$12,081	$12,153	$23,972	$24,416
Lime Fresh concept	323	437	702	860
Support center and other	532	529	1,068	1,082
Total depreciation and amortization	$12,936	$13,119	$25,742	$26,358

Closures and impairments, net:
Ruby Tuesday concept	$2,464	$230	$5,260	$882
Lime Fresh concept	7,609	844	7,525	1,151
Support center and other	–	1	–	524
Total closures and impairments, net	$10,073	$1,075	$12,785	$2,557

Capital expenditures:
Ruby Tuesday concept			$19,410	$12,963
Lime Fresh concept			236	87
Support center and other			642	771
Total capital expenditures			$20,288	$13,821

Total assets by reportable segment are as follows (in thousands):

	December 1, 2015	June 2, 2015
Total assets:
Ruby Tuesday concept	$779,256	$786,931
Lime Fresh concept	4,518	10,839
Support center and other	100,344	127,682
Total assets	$884,118	$925,452

The following is a reconciliation of segment profit to loss before income taxes for the 13 and 26 weeks ended December 1, 2015 and December 2, 2014 (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	December 1, 2015	December 2, 2014	December 1, 2015	December 2, 2014
Segment profit	$13,223	$19,200	$38,760	$49,365
Less:
Depreciation and amortization	(12,936)	(13,119)	(25,742)	(26,358)
Unallocated general and
administrative expenses	(9,147)	(9,823)	(21,044)	(20,785)
Preopening expenses	–	(162)	–	(203)
Trademark impairment	(1,999)	–	(1,999)	–
Interest expense, net	(5,105)	(5,915)	(11,105)	(11,337)
Other expense, net	(15)	(49)	(66)	(619)
Loss before income taxes	$(15,979)	$(9,868)	$(21,196)	$(9,937)

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

On July 23, 2014, a case styled Kimberly LaFrance, et al. v. Ruby Tuesday, Inc., was filed against the Company in the State of New York Supreme Court, County of Onondaga on behalf of the plaintiff and all other similarly situated individuals.  The plaintiff alleged violations of certain wage notice requirements under New York law and sought wages, liquidated damages and attorneys’ fees.  The matter was removed to the United States District Court for the Northern District of New York.  On November 20, 2014, the Company filed a motion to dismiss, which was followed by motions filed by the plaintiff on December 29, 2014, for class certification, and on December 31, 2014, for partial summary judgment.  The parties agreed to mediate the case, and on March 5, 2015, the court stayed all deadlines in the matter pending the completion of mediation.  On August 5, 2015, the parties agreed to resolve the matter.  The window for filing claims under the settlement agreement has closed, and the court has issued its final approval of the settlement.  The parties are now undertaking the final steps to conclude the matter, which may take several months to complete.  We believe that we have accrued an appropriate amount based on the agreement approved by the court.

On January 7, 2016, the court granted the motion for final approval of the settlement without modification.  After a thirty-day appeals period runs without the filing of any appeals, and none are anticipated, the settlement agreement and the court's final approval order will become effective, final, and binding.  At that point, the Company has an obligation to fund the settlement per the terms of the settlement agreement.   In connection with granting final approval of the settlement, the court also dismissed the case with prejudice on January 7, 2016.

NOTE 13 – FAIR VALUE MEASUREMENTS

The following table presents the fair value of financial assets and liabilities measured on a recurring basis and the level within the fair value hierarchy in which the measurements fall (in thousands):

	Level	December 1, 2015	June 2, 2015
Deferred compensation plan: other investments – Assets	1	$7,499	$8,017
Deferred compensation plan: other investments – Liabilities	1	(7,499)	(8,017)

During the 26 weeks ended December 1, 2015 there were no transfers among levels within the fair value hierarchy.

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

The following table presents the fair value of assets measured on a non-recurring basis during the 13 weeks ended December 1, 2015 and the level within the fair value hierarchy in which the measurements fall (in thousands):

	Fair Value Measurements
	Level	December 1, 2015
Long-lived assets held for sale	2	$3,483
Long-lived assets held for use	2	381
Lime Fresh trademark	3	890
Total		$4,754

The following table presents losses recognized during the 13 and 26 weeks ended December 1, 2015 and December 2, 2014 resulting from non-recurring fair value measurements.  The amounts presented are included in Closures and impairments, net and Trademark impairment in our Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands):
	Thirteen weeks ended		Twenty-six weeks ended
	December 1, 2015	December 2, 2014	December 1, 2015	December 2, 2014
Included within continuing operations
Long-lived assets held for sale	$ 258	$ 203	$ 350	$ 802
Long-lived assets held for use	5,957	1,013	8,442	1,470
Lime Fresh trademark	1,999	-	1,999	-
	$ 8,214	$ 1,216	$ 10,791	$ 2,272

Long-lived assets held for sale are valued using Level 2 inputs, primarily from information obtained through broker listings or sales agreements.  Costs to market and/or sell are factored into the estimates of fair value for those properties included in Assets held for sale on our Condensed Consolidated Balance Sheets.

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

The fair values of our long-lived assets held for use are based on broker estimates of the value of the land, building, leasehold improvements, and other residual assets (Level 2) or discounted cash flow estimates using unobservable inputs (Level 3).

Our financial instruments at December 1, 2015 and June 2, 2015 consisted of cash and cash equivalents, accounts receivable and payable, and long-term debt.  The fair values of cash and cash equivalents and accounts receivable and payable approximated their carrying values because of the short-term nature of these instruments.  The carrying amounts and fair values of our long-term debt, which are not measured on a recurring basis using fair value, are as follows (in thousands):

	December 1, 2015		June 2, 2015
(as adjusted)
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt (Level 2)	$ 231,726	$ 241,250	$ 240,889	$ 255,194

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

Condensed Consolidating Balance Sheet
As of December 1, 2015
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$44,962	$289	$–	$45,251
Accounts receivable	1,646	3,982	–	5,628
Inventories	18,310	7,472	–	25,782
Income tax receivable	163,698	–	(161,628)	2,070
Other current assets	18,457	2,410	–	20,867
Total current assets	247,073	14,153	(161,628)	99,598

Property and equipment, net	536,762	195,658	–	732,420
Deferred income taxes, net	4,231	(1,870)	–	2,361
Investment in subsidiaries	126,410	–	(126,410)	–
Due from/(to) subsidiaries	81,553	221,364	(302,917)	–
Other assets	42,435	7,304	–	49,739
Total assets	$1,038,464	$436,609	$(590,955)	$884,118

Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable	$10,155	$2,639	$–	$12,794
Accrued and other current liabilities	42,761	29,608	–	72,369
Current maturities of long-term debt,
including capital leases	(1,034)	2,901	–	1,867
Income tax payable	–	161,628	(161,628)	–
Deferred income taxes, net	4,230	(1,869)	–	2,361
Total current liabilities	56,112	194,907	(161,628)	89,391

Long-term debt and capital leases,
less current maturities	210,894	19,155	–	230,049
Due to/(from) subsidiaries	221,364	81,553	(302,917)	–
Other deferred liabilities	103,272	14,584	–	117,856
Total liabilities	591,642	310,199	(464,545)	437,296

Shareholders’ equity:
Common stock	620	–	–	620
Capital in excess of par value	84,641	–	–	84,641
Retained earnings	372,039	126,410	(126,410)	372,039
Accumulated other comprehensive loss	(10,478)	–	–	(10,478)
Total shareholders’ equity	446,822	126,410	(126,410)	446,822

Total liabilities & shareholders’ equity	$1,038,464	$436,609	$(590,955)	$884,118

Condensed Consolidating Balance Sheet
As of June 2, 2015 (as adjusted)
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$75,034	$297	$–	$75,331
Accounts receivable	1,557	3,730	–	5,287
Inventories	14,581	5,830	–	20,411
Income tax receivable	153,146	–	(153,146)	–
Other current assets	15,543	2,308	–	17,851
Total current assets	259,861	12,165	(153,146)	118,880

Property and equipment, net	554,089	198,085	–	752,174
Investment in subsidiaries	128,824	–	(128,824)	–
Due from/(to) subsidiaries	66,019	215,373	(281,392)	–
Other assets	44,118	10,280	–	54,398
Total assets	$1,052,911	$435,903	$(563,362)	$925,452

Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable	$18,533	$4,472	$–	$23,005
Accrued and other current liabilities	42,458	33,764	–	76,222
Current maturities of long-term debt,
including capital leases	(994)	11,072	–	10,078
Income tax payable	–	154,215	(153,146)	1,069
Deferred income taxes, net	2,839	(2,832)	–	7
Total current liabilities	62,836	200,691	(153,146)	110,381

Long-term debt and capital leases,
less current maturities	210,382	20,635	–	231,017
Deferred income taxes, net	(3,865)	5,307	–	1,442
Due to/(from) subsidiaries	215,373	66,019	(281,392)	–
Other deferred liabilities	102,602	14,427	–	117,029
Total liabilities	587,328	307,079	(434,538)	459,869

Shareholders’ equity:
Common stock	621	–	–	621
Capital in excess of par value	83,870	–	–	83,870
Retained earnings	392,032	128,824	(128,824)	392,032
Accumulated other comprehensive loss	(10,940)	–	–	(10,940)
Total shareholders’ equity	465,583	128,824	(128,824)	465,583

Total liabilities & shareholders’ equity	$1,052,911	$435,903	$(563,362)	$925,452

Condensed Consolidating Statement of Operations and
Comprehensive Loss
For the Thirteen Weeks Ended December 1, 2015
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$187,112	$72,218	$–	$259,330
Franchise revenue	115	1,511	–	1,626
	187,227	73,729	–	260,956

Operating costs and expenses:
Cost of goods sold	50,775	19,530	–	70,305
Payroll and related costs	64,917	27,367	–	92,284
Other restaurant operating costs	41,024	15,361	–	56,385
Depreciation and amortization	9,170	3,766	–	12,936
Selling, general, and administrative	15,799	12,049	–	27,848
Intercompany selling, general, and
administrative allocations	10,336	(10,336)	–	–
Closures and impairments, net	9,498	575	–	10,073
Trademark Impairment	–	1,999		1,999
Equity in earnings of subsidiaries	(1,265)	–	1,265	–
Interest expense, net	4,652	453	–	5,105
Intercompany interest expense/(income)	3,016	(3,016)	–	–
	207,922	67,748	1,265	276,935

(Loss)/income before income taxes	(20,695)	5,981	(1,265)	(15,979)
(Benefit)/provision for income taxes	(4,896)	4,716	–	(180)

Net (loss)/income	$(15,799)	$1,265	$(1,265)	$(15,799)

Other comprehensive income:
Pension liability reclassification	506	–	–	506
Total comprehensive (loss)/income	$(15,293)	$1,265	$(1,265)	$(15,293)

Condensed Consolidating Statement of Operations and
Comprehensive Loss
For the Twenty-Six Weeks Ended December 1, 2015
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$388,528	$148,709	$–	$537,237
Franchise revenue	130	3,069	–	3,199
	388,658	151,778	–	540,436

Operating costs and expenses:
Cost of goods sold	106,003	40,543	–	146,546
Payroll and related costs	132,258	55,361	–	187,619
Other restaurant operating costs	86,226	32,366	–	118,592
Depreciation and amortization	18,297	7,445	–	25,742
Selling, general, and administrative	36,388	20,856	–	57,244
Intercompany selling, general, and
administrative allocations	21,462	(21,462)	–	–
Closures and impairments, net	12,087	698	–	12,785
Trademark Impairment	–	1,999	–	1,999
Equity in earnings of subsidiaries	(13,231)	–	13,231	–
Interest expense, net	9,250	1,855	–	11,105
Intercompany interest expense/(income)	5,991	(5,991)	–	–
	414,731	133,670	13,231	561,632

(Loss)/income before income taxes	(26,073)	18,108	(13,231)	(21,196)
(Benefit)/provision for income taxes	(6,080)	4,877	–	(1,203)

Net (loss)/income	$(19,993)	$13,231	$(13,231)	$(19,993)

Other comprehensive income:
Pension liability reclassification	462	–	–	462
Total comprehensive (loss)/income	$(19,531)	$13,231	$(13,231)	$(19,531)

Condensed Consolidating Statement of Operations and
Comprehensive Loss
For the Thirteen Weeks Ended December 2, 2014 (as adjusted)
(In thousands)

	Parent	Guarantor	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$188,572	$72,634	$–	$261,206
Franchise revenue	38	1,415	–	1,453
	188,610	74,049	–	262,659

Operating costs and expenses:
Cost of goods sold	51,718	19,928	–	71,646
Payroll and related costs	66,348	27,616	–	93,964
Other restaurant operating costs	43,417	16,099	–	59,516
Depreciation and amortization	9,423	3,696	–	13,119
Selling, general, and administrative	16,548	10,744	–	27,292
Intercompany selling, general, and
administrative allocations	10,473	(10,473)	–	–
Closures and impairments, net	1,073	2	–	1,075
Equity in earnings of subsidiaries	(4,326)	–	4,326	–
Interest expense, net	4,736	1,179	–	5,915
Intercompany interest expense/(income)	2,998	(2,998)	–	–
	202,408	65,793	4,326	272,527

(Loss)/income before income taxes	(13,798)	8,256	(4,326)	(9,868)
(Benefit)/provision for income taxes	(4,525)	3,930	–	(595)

Net (loss)/income	$(9,273)	$4,326	$(4,326)	$(9,273)

Other comprehensive loss:
Pension liability reclassification	464	–	–	464
Total comprehensive (loss)/income	$(8,809)	$ 4,326	$(4,326)	$ (8,809)

Condensed Consolidating Statement of Operations and
Comprehensive Loss
For the Twenty-Six Weeks Ended December 2, 2014 (as adjusted)
(In thousands)

	Parent	Guarantor	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$391,123	$149,540	$–	$540,663
Franchise revenue	184	2,994	–	3,178
	391,307	152,534	–	543,841

Operating costs and expenses:
Cost of goods sold	106,248	40,545	–	146,793
Payroll and related costs	134,390	55,416	–	189,806
Other restaurant operating costs	86,749	31,985	–	118,734
Depreciation and amortization	18,890	7,468	–	26,358
Selling, general, and administrative	36,769	21,424	–	58,193
Intercompany selling, general, and
administrative allocations	21,615	(21,615)	–	–
Closures and impairments, net	2,304	253	–	2,557
Equity in earnings of subsidiaries	(12,107)	–	12,107	–
Interest expense, net	9,247	2,090	–	11,337
Intercompany interest expense/(income)	5,890	(5,890)	–	–
	409,995	131,676	12,107	553,778

(Loss)/income before income taxes	(18,688)	20,858	(12,107)	(9,937)
(Benefit)/provision for income taxes	(11,980)	8,751	–	(3,229)

Net (loss)/income	$(6,708)	$12,107	$(12,107)	$(6,708)

Other comprehensive loss:
Pension liability reclassification	927	–	–	927
Total comprehensive (loss)/income	$(5,781)	$ 12,107	$(12,107)	$ (5,781)

Condensed Consolidating Statement of Cash Flows
For the Twenty-Six Weeks Ended December 1, 2015
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated

Net cash used/(provided) by operating activities	$(24,693)	$30,215	$(9,653)	$(4,131)

Investing activities:
Purchases of property and equipment	(15,296)	(4,992)	–	(20,288)
Proceeds from disposal of assets	3,665	–	–	3,665
Other, net	313	–	–	313
Net cash used by investing activities	(11,318)	(4,992)	–	(16,310)

Financing activities:
Principal payments on long-term debt	(15)	(9,586)	–	(9,601)
Stock repurchases	(9)	–	–	(9)
Payments for debt issuance costs	(29)	–	–	(29)
Intercompany transactions	5,991	(15,644)	9,653	–
Net cash provided/(used) by financing activities	5,938	(25,230)	9,653	(9,639)

Decrease in cash and cash equivalents	(30,073)	(7)	–	(30,080)
Cash and cash equivalents:
Beginning of year	75,034	297	–	75,331
End of quarter	$44,961	$290	$–	$45,251

Condensed Consolidating Statement of Cash Flows
For the Twenty-Six Weeks Ended December 2, 2014
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$25,640	$43,870	$(59,553)	$9,957

Investing activities:
Purchases of property and equipment	(11,002)	(2,819)	–	(13,821)
Proceeds from disposal of assets	4,607	997	–	5,604
Other, net	1,146	135	–	1,281
Net cash used by investing activities	(5,249)	(1,687)	–	(6,936)

Financing activities:
Principal payments on long-term debt	(16)	(6,250)	–	(6,266)
Stock repurchases	(55)	–	–	(55)
Payments for debt issuance costs	(75)	–	–	(75)
Proceeds from exercise of stock options	197	–	–	197
Excess tax benefits from share-based
compensation	22	–	–	22
Intercompany transactions	(23,610)	(35,943)	59,553	–
Net cash used by financing activities	(23,537)	(42,193)	59,553	(6,177)

Decrease in cash and cash equivalents	(3,146)	(10)	–	(3,156)
Cash and cash equivalents:
Beginning of year	51,012	314	–	51,326
End of quarter	$47,866	$304	$–	$48,170

NOTE 15 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted During Fiscal Year 2016
In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03.  The guidance requires an entity to present debt issuance costs in the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts, rather than as an asset.  Amortization of debt issuance costs will continue to be reported as interest expense.  Debt issuance costs related to revolving credit arrangements, however, will continue to be presented as an asset and amortized ratably over the term of the arrangement.  As previously discussed in Note 1 to the Condensed Consolidated Financial Statements, we adopted ASU 2015-03 during the first quarter of fiscal year 2016.

Accounting Pronouncements Not Yet Adopted
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”).  The guidance requires noncurrent presentation of all deferred income tax assets and liabilities.  ASU 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods therein (our fiscal year 2018).  Early application is permitted.  We do not believe the adoption of this guidance will have a material impact on our Condensed Consolidated Financial Statements.

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

In May 2014, the FASB and International Accounting Standards Board jointly issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).  ASU 2014-09 will replace almost all existing revenue recognition guidance, including industry specific guidance, upon its effective date.  The standard’s core principle is for a company to recognize revenue when it transfers goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled.  A company may also need to use more judgment and make more estimates when recognizing revenue, which could result in additional disclosures.  ASU 2014-09 also provides guidance for transactions that were not addressed comprehensively in previous guidance, such as the recognition of breakage income from the sale of gift cards.  The standard permits the use of either the retrospective or cumulative effect transition method.  The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (the first quarter of our fiscal year 2019).  Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  We have not yet selected a transition method and are currently evaluating the impact of this guidance on our Condensed Consolidated Financial Statements.

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

General:

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”), owns and operates Ruby Tuesday® casual dining and Lime Fresh Mexican Grill® (“Lime Fresh”) fast casual restaurants.  As of December 1, 2015, we owned and operated 655, and franchised 78, Ruby Tuesday restaurants.  Ruby Tuesday restaurants can be found in 44 states, 12 foreign countries, and Guam.

As of December 1, 2015, there were eight Company-owned and operated Lime Fresh restaurants, as well as eight domestic Lime Fresh restaurants operated by franchisees.  In an effort to focus on our core Ruby Tuesday concept, during the 13 weeks ended December 1, 2015 we entered into an agreement to sell eight Company-owned Lime Fresh restaurants in Florida for approximately $6.3 million, which we expect to complete over the remainder of fiscal year 2016,  and closed the remaining 11 Company-owned Lime Fresh restaurant.

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

Enhancing Our Business Model
Over the past few fiscal years we made progress towards lowering our overall cost structure with identified reductions in cost of goods sold, payroll and related costs, and selling, general, and administrative expenses.  In April 2014, we implemented a new labor management system to facilitate more efficient staffing that is contributing to lower labor costs.  We have also implemented enhanced business processes and capabilities, such as an inventory/food waste management system that should benefit our business model by reducing food waste and manager time on inventory management leading to a better customer experience and improved profitability.  We believe there is opportunity to further improve our business model with a continued focus on improving our restaurant level margins through the implementation of business technology platforms and through a continued focus on lowering our overall cost structure.

Enhance Sales and Margins Through Repositioning our Core Brand
We are in the process of executing a strategic brand transformation of the Ruby Tuesday concept which is designed to make our brand more energetic, affordable, and broadly appealing.  We believe the execution of this strategy provides opportunities for increased customer counts, same-restaurant sales growth, and increased shareholder value.  Our brand transformation is supported by four key pillars: food, service, atmosphere, and communication.

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

Enhancing our service is also a critical component of our brand transformation strategy.  As we introduced new menu and culinary platforms, we also simplified recipes and operational processes which we believe will result in better and more consistent food and service execution.  Further, in January 2015, we rolled-

out a new service training platform which encourages our restaurant teams to provide a genuine, customized experience to our customers while also reinforcing techniques to build add-on sales for beverages, appetizers and desserts.

To further enhance the atmosphere of our restaurants, we also introduced more casual and colorful new team uniforms and have evolved the menu design, both of which better reflect our brand personality.  In addition, we are currently developing a remodel plan as well as an initiative to enhance our Garden Bar, and we began testing prototypes in fiscal year 2016 to determine sales building potential, cost effectiveness, and return on investment.  These combined changes are designed to deliver an improved customer experience and create a more energetic dining atmosphere for our customers.

The fourth pillar of our brand transformation strategy is our communication and marketing programs.  The program is designed to reshape consumer perceptions of the Ruby Tuesday brand and enhance our Fresh American Grill positioning by showcasing our brand personality in a fresh and energetic way, featuring compelling new food products, highlighting the freshness and variety of our Garden Bar, and effectively communicating value and affordability.  We continue to build key capabilities in our marketing organization, strengthen our culinary innovation pipeline, and become more effective and targeted with our marketing spend including leveraging digital and social media platforms.

The four key areas of menu, service, atmosphere, and communication will continue to be foundational drivers of our brand transformation and key to building a stronger business model.  We expect the culmination of the four pillars working fluidly together in conjunction with engaged restaurant and support teams will ultimately drive customer counts, sales, and average check.

Strengthen our Balance Sheet to Facilitate Growth and Value Creation
Our objective over the next several years is to grow our net cash provided by operating activities, which will provide us with funds that can be used to invest in our key brand transformation initiatives.  We plan to maintain adequate cash levels to support business needs and will consider reducing outstanding debt levels in order to improve our credit metrics.  Our success in the key strategic initiatives outlined above should enable us to improve both our returns on assets and equity and create additional shareholder value.

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

Results of Operations:

The following is an overview of our results of operations for the 13- and 26-week periods ended December 1, 2015:

Net loss was $15.8 million for the 13 weeks ended December 1, 2015 compared to $9.3 million for the corresponding period of the previous fiscal year.  Diluted loss per share for the 13 weeks ended December 1, 2015 was $0.26 compared to $0.15 for the corresponding period of the prior fiscal year as a result of an increase in net loss as discussed below.

During the 13 weeks ended December 1, 2015:

•	Same-restaurant sales* at Company-owned Ruby Tuesday restaurants increased 0.8%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants increased 7.1%.

•	One Company-owned Ruby Tuesday restaurant was closed;

•
We entered into an agreement with Rubio’s Restaurants, Inc. to sell eight Company-owned Lime Fresh restaurants in Florida for approximately $6.3 million.  The completion of the transaction is targeted for later in fiscal year 2016; and

•	11 Company-owned Lime Fresh restaurants were closed.

Net loss was $20.0 million for the 26 weeks ended December 1, 2015 compared to $6.7 million for the corresponding period of the previous fiscal year.  Diluted loss per share for the 26 weeks ended December 1, 2015 was $0.33 compared to $0.11 for the corresponding period of the prior fiscal year as a result of an increase in net loss as discussed below.

During the 26 weeks ended December 1, 2015:

•	Same-restaurant sales* at Company-owned Ruby Tuesday restaurants increased 0.7%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants increased 5.7%.

•	Three Company-owned Ruby Tuesday restaurants were closed;

•	Two franchised Ruby Tuesday restaurants were opened and two were closed;

•
We entered into an agreement with Rubio’s Restaurants, Inc. to sell eight Company-owned Lime Fresh restaurants in Florida for approximately $6.3 million.  The completion of the transaction is targeted for later in fiscal year 2016;

•	11 Company-owned Lime Fresh restaurants were closed;

•	One franchised Lime Fresh restaurant was opened;

•	We prepaid and retired ten mortgage loan obligations with an aggregate balance of $8.2 million plus prepayment penalties of $0.9 million and an insignificant amount of accrued interest; and

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

	Thirteen weeks ended				Twenty-six weeks ended
	December 1,			December 2,	December 1,		December 2,
	2015			2014	2015		2014
Revenue:
Restaurant sales and operating revenue	99.4%			99.4%	99.4%			99.4%
Franchise revenue	0.6			0.6	0.6			0.6
Total revenue	100.0			100.0	100.0			100.0
Operating costs and expenses:
Cost of goods sold (1)	27.1			27.4	27.3			27.2
Payroll and related costs (1)	35.6			36.0	34.9			35.1
Other restaurant operating costs (1)	21.7			22.8	22.1			22.0
Depreciation and amortization (1)	5.0			5.0	4.8			4.9
Selling, general and administrative, net	10.7			10.4	10.6			10.7
Closures and impairments, net	3.9			0.4	2.4			0.5
Trademark impairment	0.8			–	0.4			–
Interest expense, net	2.0			2.3	2.1			2.1
Total operating costs and expenses	106.1			103.8	103.9			101.8
Loss before income taxes	(6.1)			(3.8)	(3.9)			(1.8)
Benefit for income taxes	(0.1)			(0.2)	(0.2)			(0.6)
Net loss	(6	.1)%	(3	.5)%	(3	.7)%	(1	.2)%

(1)     As a percentage of restaurant sales and operating revenue.

The following table shows Company-owned Ruby Tuesday and Lime Fresh concept restaurant activity for the 13- and 26-week periods ended December 1, 2015 and December 2, 2014.

	Ruby Tuesday	Lime Fresh	Total
13 weeks ended December 1, 2015
Beginning number	656	19	675
Opened	–	–	–
Closed	(1))	(11))	(12))
Ending number	655	8	663

26 weeks ended December 1, 2015
Beginning number	658	19	677
Opened	–	–	–
Closed	(3))	(11))	(14))
Ending number	655	8	663

13 weeks ended December 2, 2014
Beginning number	666	20	686
Opened	1	–	1
Closed	(4))	–	(4))
Ending number	663	20	683

26 weeks ended December 2, 2014
Beginning number	668	20	688
Opened	1	–	1
Closed	(6))	–	(6))
Ending number	663	20	683

The following table shows franchised Ruby Tuesday and Lime Fresh concept restaurant activity for the 13- and 26-week periods ended December 1, 2015 and December 2, 2014.

	Thirteen weeks ended		Twenty-six weeks ended
	December 1, 2015	December 2, 2014	December 1, 2015	December 2, 2014
Ruby Tuesday
Beginning number	78	83	78	79
Opened	–	1	2	5
Closed	–	(3)	(2)	(3)
Ending number	78	81	78	81

Lime Fresh
Beginning number	8	7	7	6
Opened	–	1	1	2
Closed	–	–	–	–
Ending number	8	8	8	8

Revenue

Restaurant sales and operating revenue by concept for the 13 and 26 weeks ended December 1, 2015 and December 2, 2014 was as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	December 1, 2015	December 2, 2014	December 1, 2015	December 2, 2014
Restaurant sales and operating revenue:
Ruby Tuesday concept	$255,333	$256,593	$528,201	$531,090
Lime Fresh concept	3,997	4,613	9,036	9,573
Total	$259,330	$261,206	$537,237	$540,663

The Ruby Tuesday concept restaurant sales and operating revenue for the 13 weeks ended December 1, 2015 decreased 0.5% to $255.3 million compared to the corresponding period of the prior fiscal year.  This decrease is primarily a result of restaurant closings since the corresponding quarter of the prior fiscal year offset by a 0.8% increase in same-restaurant sales at Company-owned Ruby Tuesday restaurants.  The increase in Ruby Tuesday concept same-restaurant sales is attributable to a 3.0% increase in net check offset by a 2.2% decrease in customer traffic.

The Lime Fresh concept restaurant sales and operating revenue for the 13 weeks ended December 1, 2015 decreased 13.4% to $4.0 million compared to the corresponding period of the prior fiscal year.  This decrease is primarily due to restaurant closures since the same quarter of the prior fiscal year.

The Ruby Tuesday concept restaurant sales and operating revenue for the 26 weeks ended December 1, 2015 decreased 0.5% to $528.2 million compared to the corresponding period of the prior fiscal year.  This decrease is primarily a result of restaurant closings since the corresponding period of the prior fiscal year offset by a 0.7% increase in same-restaurant sales at Company-owned Ruby Tuesday restaurants.  The increase in Ruby Tuesday concept same-restaurant sales is attributable to a 3.3% increase in net check offset by a 2.6% decrease in customer traffic.

The Lime Fresh concept restaurant sales and operating revenue for the 26 weeks ended December 1, 2015 decreased 5.6% to $9.0 million compared to the corresponding period of the prior fiscal year.  This decrease is primarily due to restaurant closures since the corresponding period of the prior fiscal year.

Franchise revenue for the 13 and 26 weeks ended December 1, 2015 and December 2, 2014 was as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	December 1, 2015	December 2, 2014	December 1, 2015	December 2, 2014
Franchise revenue:
Ruby Tuesday concept	$1,420	$1,221	$2,799	$2,767
Lime Fresh concept	206	232	400	411
Total	$1,626	$1,453	$3,199	$3,178

Franchise revenue for the 13 weeks ended December 1, 2015 increased 11.9% to $1.6 million compared to the same period of the prior fiscal year.  Franchise revenue is predominately comprised of domestic and international franchise royalties, which totaled $1.5 million and $1.4 million for the 13-week periods ended December 1, 2015 and December 2, 2014, respectively.  The increase in franchise revenue for the 13 weeks ended December 1, 2015 was primarily due to a $0.1 million increase in domestic franchise royalty fees as compared to the corresponding period of the prior fiscal year.

Franchise revenue was $3.2 million for both 26-week periods ended December 1, 2015 and December 2, 2014.  As previously discussed, franchise revenue is predominately comprised of domestic and international franchise royalties, which totaled $3.1 million and $3.0 million for the 26-week periods ended December 1, 2015 and December 2, 2014.

Segment Profit

Segment profit by reportable segment for the 13 and 26 weeks ended December 1, 2015 and December 2, 2014 is as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	December 1, 2015	December 2, 2014	December 1, 2015	December 2, 2014
Segment profit/(loss):
Ruby Tuesday concept	$20,898	$20,504	$45,981	$50,845
Lime Fresh concept	(7,675)	(1,304)	(7,221)	(1,480)
Total segment profit	$13,223	$19,200	$38,760	$49,365

Segment profit for the 13 weeks ended December 1, 2015 for the Ruby Tuesday concept increased $0.4 million to $20.9 million compared to the 13 weeks ended December 2, 2014 due to a 0.8% increase in same-restaurant sales at Company-owned Ruby Tuesday restaurants, decreases in cost of goods sold, payroll and related costs, and other restaurant operating costs as further discussed later within this MD&A, and decreases in general and administrative expenses of $1.4 million primarily as a result of lower share-based compensation expense and management labor.  These were partially offset by increases in advertising spending of $2.7 million due primarily to higher internet and magazine advertising costs, and increases in closures and impairments expense of $2.2 million as a result of higher impairments of poor performing open restaurants as compared to the corresponding period of the prior fiscal year.

Segment loss for the 13 weeks ended December 1, 2015 for the Lime Fresh concept increased $6.4 million compared to the 13 weeks ended December 2, 2014 to $7.7 million due primarily to increases in closures and impairments expense of $6.8 million as the current quarter Lime Fresh segment losses include impairment and other charges for eleven company-owned Lime Fresh restaurants which closed during the 13 weeks ended December 1, 2015.

Segment profit for the 26 weeks ended December 1, 2015 for the Ruby Tuesday concept decreased $4.9 million to $46.0 million compared to the 26 weeks ended December 2, 2014 due primarily to increases in closures and impairments expense of $4.4 million as a result of higher impairments of poor performing open restaurants as compared to the corresponding period of the prior fiscal year, and increases in advertising spending of $1.7 million due primarily to higher internet and magazine advertising costs.  These were partially offset by a 0.7% increase in same-restaurant sales at Company-owned Ruby Tuesday restaurants, lower payroll and related costs as further discussed later within this MD&A, and decreases in general and administrative expenses of $3.0 million as a result of lower share-based compensation expense due in part to a forfeiture credit as further discussed in Note 10 to the Condensed Consolidated Financial

Statements, a lower accrual for support center bonus, and decreased management labor from reductions in staffing.

Segment loss for the 26 weeks ended December 1, 2015 for the Lime Fresh concept increased $5.7 million compared to the 13 weeks ended December 2, 2014 to $7.2 million due primarily to increases in closures and impairments expense of $6.4 million as the current period Lime Fresh segment losses include impairment and other charges for eleven company-owned Lime Fresh restaurants which closed during the 13 weeks ended December 1, 2015.

The following is a reconciliation of segment profit to loss before income taxes for the 13 and 26 weeks ended December 1, 2015 and December 2, 2014 (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	December 1, 2015	December 2, 2014	December 1, 2015	December 2, 2014
Segment profit	$13,223	$19,200	$38,760	$49,365
Less:
Depreciation and amortization	(12,936)	(13,119)	(25,742)	(26,358)
Unallocated general and
administrative expenses	(9,147)	(9,823)	(21,044)	(20,785)
Preopening expenses	–	(162)	–	(203)
Trademark impairment	(1,999)	–	(1,999)	–
Interest expense, net	(5,105)	(5,915)	(11,105)	(11,337)
Other expense, net	(15)	(49)	(66)	(619)
Loss before income taxes	$(15,979)	$(9,868)	$(21,196)	$(9,937)

Pre-tax Loss

Pre-tax loss was $16.0 million for the 13 weeks ended December 1, 2015 compared to $9.9 million for the corresponding period of the prior fiscal year.  The increase in pre-tax loss is due primarily to higher closures and impairments expense ($9.0 million), a partial impairment of the Lime Fresh trademark ($2.0 million), and an increase, as a percentage of total revenue, of selling, general and administrative, net.  These were partially offset by an increase in same-restaurant sales of 0.8% at Company-owned Ruby Tuesday restaurants, lower interest expense ($0.8 million), and decreases, as a percentage of restaurant sales and operating revenue, of cost of goods sold, payroll and related costs, and other restaurant operating costs.

Pre-tax loss was $21.2 million for the 26 weeks ended December 1, 2015 compared to $9.9 million for the corresponding period of the prior fiscal year.  The increase in pre-tax loss is due primarily to higher closures and impairments expense ($10.2 million), a partial impairment of the Lime Fresh trademark ($2.0 million), and increases, as a percentage of restaurant sales and operating revenue, of cost of goods sold and other restaurant operating costs.  These were partially offset by an increase in same-restaurant sales of 0.7% at Company-owned Ruby Tuesday restaurants, lower interest expense ($0.2 million), and decreases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of payroll and related costs, depreciation and amortization, and selling, general and administrative, net.

In the paragraphs that follow, we discuss in more detail the components of the increase in pre-tax loss for the 13- and 26-week periods ended December 1, 2015, as compared to the comparable periods in the prior fiscal year.  Because a significant portion of the costs recorded in the cost of goods sold, payroll and related costs, other restaurant operating costs, and depreciation and amortization categories are either variable or highly correlative with the number of restaurants we operate, we evaluate our trends by comparing the costs as a percentage of restaurant sales and operating revenue, as well as the absolute dollar change, to the comparable prior year period.

Cost of Goods Sold

Cost of goods sold decreased $1.3 million (1.9%) to $70.3 million for the 13 weeks ended December 1, 2015, over the corresponding period of the prior fiscal year.  As a percentage of restaurant sales and operating revenue, cost of goods sold decreased from 27.4% to 27.1%.

Cost of goods sold decreased $0.2 million (0.2%) to $146.5 million for the 26 weeks ended December 1, 2015, over the corresponding period of the prior fiscal year.  As a percentage of restaurant sales and operating revenue, cost of goods sold increased from 27.2% to 27.3%.

The absolute dollar decrease in cost of goods sold for the 13- and 26-week periods ended December 1, 2015 was primarily the result of restaurant closures and $1.4 million in settlement proceeds from a class-action lawsuit against a former vendor, which was offset by price increases on beef, poultry, and certain other products since the corresponding periods of the prior fiscal year.

As a percentage of restaurant sales and operating revenue, the decrease in costs of goods sold for the 13-weeks ended December 1, 2015 is primarily the result of the settlement proceeds discussed above.  As a percentage of restaurant sales and operating revenue, the increase in cost of goods sold for the 26-weeks ended December 1, 2015 is primarily the result of price increases since the corresponding period of the prior fiscal year.

Payroll and Related Costs

Payroll and related costs decreased $1.7 million (1.8%) to $92.3 million for the 13 weeks ended December 1, 2015, as compared to the corresponding period in the prior fiscal year.  As a percentage of restaurant sales and operating revenue, payroll and related costs decreased from 36.0% to 35.6%.

Payroll and related costs decreased $2.2 million (1.2%) to $187.6 million for the 26 weeks ended December 1, 2015, as compared to the corresponding period in the prior fiscal year.  As a percentage of restaurant sales and operating revenue, payroll and related costs decreased from 35.1% to 34.9%.

In both absolute dollars and as a percentage of restaurant sales and operating revenue, the decrease in payroll and related costs for the 13- and 26-week periods ended December 1, 2015 was primarily due to restaurant closures, reductions in restaurant management labor costs as a result of staffing reductions since the corresponding periods of the prior fiscal year, and lower workers’ compensation costs due to favorable claims experience.

Other Restaurant Operating Costs

Other restaurant operating costs decreased $3.1 million (5.3%) to $56.4 million for the 13-week period ended December 1, 2015, as compared to the corresponding period in the prior fiscal year.  As a percentage of restaurant sales and operating revenue, these costs decreased from 22.8% to 21.7%.

For the 13 weeks ended December 1, 2015, the decrease in other restaurant operating costs related to the following (in thousands):

Legal	$ 866
Repairs	689
Rent and leasing	423
Insurance	378
Utilities	327
Other decreases, net	448
Net decrease	$ 3,131

In both absolute dollars and as a percentage of restaurant sales and operating revenue for the 13-week period ended December 1, 2015, the decrease was a result of lower legal costs related to pending litigation, building repairs, rent and leasing, and utilities due in part to restaurant closures since the corresponding period of the prior fiscal year, and insurance as a result of favorable general liability claims.

Other restaurant operating costs decreased $0.1 million (0.1%) to $118.6 million for the 26-week period ended December 1, 2015, as compared to the corresponding period in the prior fiscal year.  As a percentage of restaurant sales and operating revenue, these costs increased from 22.0% to 22.1%.

For the 26 weeks ended December 1, 2015, the decrease in other restaurant operating costs related to the following (in thousands):

Utilities	$ 486
Insurance	447
Rent and leasing	402
Other decreases, net	166
Business interruption recoveries	(1,089)
Repairs	(270)
Net decrease	$ 142

In both absolute dollars and as a percentage of restaurant sales and operating revenue for the 26-week period ended December 1, 2015, the decrease was a result of lower utilities and rent and leasing due in part to restaurant closures since the corresponding period of the prior fiscal year and insurance as a result of favorable general liability claims.  These were offset by business interruption recoveries related to claims collected in the prior fiscal year for certain of our restaurants in the Gulf Coast area and higher building repairs.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.2 million (1.4%) to $12.9 million for the 13-week period ended December 1, 2015, as compared to the corresponding period in the prior fiscal year.  As a percentage of restaurant sales and operating revenue, depreciation and amortization expense was consistent with the corresponding period in the prior fiscal year at 5.0%.

Depreciation and amortization expense decreased $0.6 million (2.3%) to $25.7 million for the 26-week period ended December 1, 2015, as compared to the corresponding period in the prior fiscal year.  As a percentage of restaurant sales and operating revenue, depreciation and amortization expense decreased from 4.9% to 4.8%.

In terms of absolute dollars and as a percentage of restaurant sales and operating revenue, the change for the 13- and 26-week periods ended December 1, 2015 is due primarily to assets that became fully depreciated or were impaired since the corresponding periods of the prior fiscal year coupled with restaurant closures.

Selling, General and Administrative Expenses, Net

Selling, general and administrative expenses, net increased $0.6 million (2.0%) to $27.8 million for the 13-week period ended December 1, 2015, as compared to the corresponding period in the prior fiscal year.

Selling, general and administrative expenses, net decreased $0.9 million (1.6%) to $57.2 million for the 26-week period ended December 1, 2015, as compared to the corresponding period in the prior fiscal year.

The increase for the 13-weeks ended December 1, 2015 is due to higher advertising ($2.7 million) offset by lower general and administrative costs ($2.1 million).  The increase in advertising is primarily as a result of higher internet and magazine advertising partially offset by a decrease in television advertising.  The reduction in general and administrative costs is primarily due to lower share-based compensation expense, a lower accrual for support center bonus, and decreased management labor from reductions in staffing.

The decrease for the 26-weeks ended December 1, 2015 is due to lower general and administrative costs ($2.5 million) offset by higher advertising ($1.6 million).  The reduction in general and administrative costs is primarily due to lower share-based compensation expense as a result of a forfeiture credit as further discussed in Note 10 to the Condensed Consolidated Financial Statements and a lower accrual for support center bonus.  These were partially offset by higher employee benefit-related costs and travel costs associated with restaurant manager training at our Restaurant Support Services Center.  The increase in advertising is primarily a result of higher internet and magazine advertising partially offset by a decrease in television advertising.

Closures and Impairments, Net

Closures and impairments, net increased $9.0 million to $10.1 million for the 13-week period ended December 1, 2015, as compared to the corresponding period of the prior fiscal year.  The increase for the 13-week period ended December 1, 2015 is primarily due to higher property impairment charges ($5.0 million) resulting from the closure of 11 Lime Fresh restaurants and the impairment of three poor performing open Ruby Tuesday concept restaurants, closed restaurant lease reserve expense ($3.4 million), and other closing costs ($0.1 million) coupled with lower gains on the sale of surplus properties ($0.5 million).  Included within closures and impairments, net for the 13 weeks ended December 1, 2015 are $7.6 million of impairments, lease reserves, severance, and other charges relating to the 11 closed Lime Fresh restaurants.

Closures and impairments, net increased $10.2 million to $12.8 million for the 26-week period ended December 1, 2015, as compared to the corresponding period of the prior fiscal year.  The increase for the 26-week period ended December 1, 2015 is primarily due to higher property impairment charges ($6.5 million) resulting from the closure of 11 Lime Fresh restaurants and the impairment of six poor performing open Ruby Tuesday concept restaurants and closed restaurant lease reserve expense ($3.6 million) coupled with lower gains on the sale of surplus properties ($0.1 million).  As previously discussed, included within closures and impairments, net for the 26 weeks ended December 1, 2015 are $7.6 million of impairments, lease reserves, severance, and other charges relating to the closed Lime Fresh restaurants.

See Note 7 to our Condensed Consolidated Financial Statements for further information on our closures and impairment charges recorded during the 13 and 26 weeks ended December 1, 2015 and December 2, 2014.  Further information regarding closures and impairments expense for the Ruby Tuesday and Lime Fresh concepts for all periods presented is contained in Note 11 to the Condensed Consolidated Financial Statements.

As a result of our impairment analysis for the 13-week period ended December 1, 2015, we had 64 restaurants that had been open for more than six full quarters with rolling 12-month negative cash flows of which 39 have been impaired to salvage value.  Of the 25 which remained, we reviewed the plans to improve cash flows and determined that no impairment was necessary.  The remaining net book value of these 25 restaurants, seven of which are located on owned properties, was $18.0 million at December 1, 2015.

Should cash flows at these 25 cash flow negative restaurants not improve within a reasonable period of time, further impairment charges are possible.  Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs, salvage value, and sublease income.  Accordingly, actual results could vary significantly from our estimates.

Trademark Impairment

As previously discussed within this MD&A, during the 13 weeks ended December 1, 2015 we entered into an agreement to sell eight Company-owned Lime Fresh restaurants in Florida for approximately $6.3 million, which we expect to complete over the remainder of fiscal year 2016, and closed the remaining 11 Company-owned Lime Fresh restaurants.  In connection with these events, we concluded during the 13 weeks ended December 1, 2015 that the Lime Fresh trademark was partially impaired.  Accordingly, we recorded a non-cash charge of $2.0 million representing a partial impairment of the Lime Fresh trademark. The Lime Fresh trademark has a net book value of $0.9 million remaining at December 1, 2015.

Interest Expense, Net

Interest expense, net decreased $0.8 million to $5.1 million for the 13 weeks ended December 1, 2015, as compared to the corresponding period in the prior fiscal year, primarily due to lower interest resulting from the early payoff of certain mortgage loans since the 13 weeks ended December 2, 2014.

Interest expense, net decreased $0.2 million to $11.1 million for the 26 weeks ended December 1, 2015, as compared to the corresponding period in the prior fiscal year, primarily for the same reason as mentioned above, which was partially offset by $0.9 million in prepayment premiums paid in connection with ten mortgage obligations that we prepaid and retired during the first quarter of fiscal year 2016.

Benefit for Income Taxes

Under Accounting Standards Codification 740 (“ASC 740”), companies are required to apply their estimated annual tax rate on a year-to-date basis in each interim period.  Under ASC 740, companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable.  In this situation, the interim tax rate should be based on the actual year-to-date results.  Due to changes in our projections, which have fluctuated as we work through our brand repositioning, a reliable projection of our annual effective rate has been difficult to determine.  As such, we recorded a tax provision for the 13 and 26 weeks ended December 1, 2015 and December 2, 2014 based on the actual year-to-date results, in accordance with ASC 740.

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

We recorded a tax benefit of $0.2 million and $1.2 million for the 13 and 26 weeks ended December 1, 2015, respectively, compared to a tax benefit of $0.6 million and $3.2 million for the 13 and 26 weeks ended December 2, 2014.  Included in our $3.2 million tax benefit for the 26 weeks ended December 2, 2014 was a benefit of $3.2 million during the first quarter of fiscal year 2015, representing an immaterial prior period correction to our deferred tax asset valuation allowance.

Liquidity and Capital Resources:

Cash and cash equivalents decreased by $30.1 million and $3.2 million during the first 26 weeks of fiscal year 2016 and 2015, respectively.  The change in cash and cash equivalents is as follows (in thousands):

	Twenty-Six weeks ended
	December 1,	December 2,
	2015	2014
Cash (used)/provided by operating activities	$(4,131)	$9,957
Cash used by investing activities	(16,310)	(6,936)
Cash used by financing activities	(9,639)	(6,177)
Decrease in cash and cash equivalents	$(30,080)	$(3,156)

Operating Activities

Our cash provided by operations is generally derived from cash receipts generated by our restaurant customers and franchisees.  Substantially all of the $537.2 million and $540.7 million of restaurant sales and operating revenue disclosed in our Condensed Consolidated Statements of Operations and Comprehensive Loss for the 26 weeks ended December 1, 2015 and December 2, 2014, respectively, was received in cash either at the point of sale or within two to four days (when our customers paid with debit or credit cards).  Our primary uses of cash for operating activities are food and beverage purchases, payroll and benefit costs, restaurant operating costs, general and administrative expenses, and marketing, a significant portion of which are incurred and paid in the same period.

Cash used by operating activities for the first 26 weeks of fiscal year 2016 was $4.1 million as compared to cash provided by operating activities of $10.0 million for the corresponding period in the prior fiscal year.  The change is primarily the result of decreases in accounts payable, accrued, and other liabilities due to the timing of payments coupled with higher amounts spent on media advertising, lower Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA"), and an increase in cash paid for taxes ($1.7 million).

Our working capital and current ratio as of December 1, 2015 were $10.2 million and 1.1:1, respectively.  While we typically carry current liabilities in excess of current assets as is common in the restaurant industry, we have reduced our accounts payable and other short-term obligations since the prior fiscal year.

Investing Activities

We require capital principally for the maintenance and upkeep of our existing restaurants, limited new restaurant construction, investments in technology, equipment, remodeling of existing restaurants, and on occasion for the acquisition of franchisees or other restaurant concepts.  Property and equipment expenditures purchased with cash on hand for the 26 weeks ended December 1, 2015 and December 2, 2014 were $20.3 million and $13.8 million, respectively.

Capital expenditures for the remainder of the fiscal year are projected to be approximately $15.7 million to $17.7 million.  We intend to fund our investing activities with cash currently on hand, cash provided by operations, or borrowings on the Senior Credit Facility.

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

Interest on the Senior Notes is calculated at 7.625% per annum, payable semiannually on each May 15 and November 15 to holders of record on the May 1 or November 1 immediately preceding the interest payment date.  Accrued interest on the Senior Notes and our other long-term debt and capital lease obligations was $1.0 million and $1.1 million as of December 1, 2015 and June 2, 2015, respectively, and is included in Accrued liabilities – Rent and other in our Consolidated Balance Sheets.  The Senior Notes mature on May 15, 2020.

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

As security for the Senior Credit Facility, we granted the lenders liens and security interests in substantially all of the shares of capital stock of the Company and each of our present and future subsidiaries, substantially all of the personal property of the Company and each of our present and future subsidiaries, and the real property, improvements, and fixtures of 49 Ruby Tuesday restaurants.  The real property, improvements, and fixtures of the 49 restaurants pledged as collateral appraised at $101.4 million at the time of the transaction and have a December 1, 2015 net book value of $78.7 million.

We had no borrowings outstanding under the Senior Credit Facility at December 1, 2015.  After consideration of letters of credit outstanding, we had $38.3 million available under the Senior Credit Facility as of December 1, 2015.

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

Under the terms of the Senior Credit Facility we are allowed, under certain circumstances, to repurchase up to $20.0 million of the Senior Notes in any fiscal year.  We did not repurchase any Senior Notes during the 26 weeks ended December 1, 2015.

Under the Senior Credit Facility, we are required to comply with financial covenants relating to the maintenance of a maximum leverage ratio and a minimum fixed charge coverage ratio.  The terms of the Senior Credit Facility require us to maintain a maximum leverage ratio of no more than 4.50 to 1.0 and a minimum fixed charge coverage ratio of 1.50 to 1.0 for the quarter ended December 1, 2015.  For the remainder of fiscal year 2016, the Senior Credit Facility requires us to maintain a maximum leverage ratio of 4.50 to 1.0 (for our third fiscal quarter) and 4.40 to 1.0 (for our fourth fiscal quarter), and requires us to maintain a minimum fixed charge coverage ratio of 1.55 to 1.0 (for our third fiscal quarter) and 1.60 to 1.0 (for our fourth fiscal quarter).  The minimum required ratios fluctuate thereafter as provided in the Senior Credit Facility.

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

We were in compliance with our maximum leverage ratio and our minimum fixed charge coverage ratio as of December 1, 2015.

Our $22.0 million in mortgage loan obligations as of December 1, 2015 consists of various loans acquired upon franchise acquisitions.  These loans, which mature between January 2017 and October 2021, have balances which range from $0.6 million to $7.1 million and interest rates of 7.60% to 10.17%.  Many of the properties acquired from franchisees collateralize the loans outstanding.

During the first quarter of fiscal year 2016, we prepaid and retired ten mortgage loan obligations with an aggregate balance of $8.3 million as of June 2, 2015 using cash on hand.  Additionally, we paid $0.9 million in prepayment premiums and an insignificant amount of accrued interest in connection with the retirement of these obligations.  The prepayment of this debt eliminated one mortgage lender and allowed for the release of 26 properties which had served as collateral.

During the remainder of fiscal year 2016, we expect to fund operations, capital expansion, and any other investments from cash currently on hand, operating cash flows, or borrowings on our Senior Credit Facility.

Significant Contractual Obligations and Commercial Commitments

As previously discussed within this MD&A, during the 26 weeks ended December 1, 2015, we prepaid and retired ten mortgage loan obligations with an aggregate balance of $8.3 million as of June 2, 2015 using cash on hand.  Payments due under our notes payable and other long-term debt financial obligations have not changed significantly from the amounts disclosed in our Form 10-K for the year ended June 2, 2015 other than for these prepayments during the 26 weeks ended December 1, 2015.

Accounting Pronouncements Adopted During Fiscal Year 2016

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03.  The guidance requires an entity to present debt issuance costs in the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts, rather than as an asset.  Amortization of debt issuance costs will continue to be reported as interest expense.  Debt issuance costs related to revolving credit arrangements, however, will continue to be presented as an asset and amortized ratably over the term of the arrangement.  As previously discussed in Note 1 to the Condensed Consolidated Financial Statements, we adopted this guidance during the first quarter of fiscal year 2016.

Accounting Pronouncements Not Yet Adopted

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”).  The guidance requires noncurrent presentation of all deferred income tax assets and liabilities.  ASU 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods therein (our fiscal year 2018).  Early application is permitted.  We do not believe the adoption of this guidance will have a material impact on our Condensed Consolidated Financial Statements.

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

In May 2014, the FASB and International Accounting Standards Board jointly issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).  ASU 2014-09 will replace almost all existing revenue recognition guidance, including industry specific guidance, upon its effective date.  The standard’s core principle is for a company to recognize revenue when it transfers goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled.  A company may also need to use more judgment and make more estimates when recognizing revenue, which could result in additional disclosures.  ASU 2014-09 also provides guidance for transactions that were not addressed comprehensively in previous guidance, such as the recognition of breakage income from the sale of gift cards.  The standard permits the use of either the retrospective or cumulative effect transition method.  The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (the first quarter of our fiscal year 2019).  Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  We have not yet selected a transition method and are currently evaluating the impact of this guidance on our Condensed Consolidated Financial Statements.

Known Events, Uncertainties and Trends:

Sale of Company-Owned Lime Fresh Restaurants

As previously discussed within this MD&A, during the 13 weeks ended December 1, 2015 we entered into an agreement to sell eight Company-owned Lime Fresh restaurants for approximately $6.3 million.  We expect to complete the transaction over the remainder of fiscal year 2016.

Financial Strategy and Stock Repurchase Plan

Cash and cash equivalents as of December 1, 2015 were $45.3 million.  Our overall goal is to invest in our brand and to strengthen our balance sheet to improve credit metrics.  As such, our first priority is to ensure that we have adequate cash levels to run the business and internally fund our capital expenditures.  Our second priority is to reduce our outstanding debt to help improve our credit metrics with the goal of improved flexibility and access to capital at reasonable rates.  Lastly, we would consider share repurchases within the limitations of our debt covenants to return capital to shareholders. Any of these actions, in any particular period and the actual amount thereof, remain at the discretion of the Board of Directors, and no assurance can be given that any such actions will be taken in the future.

Repurchases of Senior Notes

We are allowed under the terms of the Senior Credit Facility to repurchase, in any fiscal year, up to $20.0 million of indebtedness to various holders of the Senior Notes.  We did not repurchase any of the Senior Notes during the 26 weeks ended December 1, 2015.  As of the date of this filing, we may repurchase $20.0 million of the Senior Notes during the remainder of fiscal year 2016.  Future repurchases of the Senior Notes, if any, will be funded with available cash on hand.

Dividends

During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to our shareholders.  No dividends were declared or paid during the 26 weeks ended December 1, 2015 or December 2, 2014.  The payment of a dividend in any particular period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that dividends will be paid in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes during the quarter ended December 1, 2015 to the disclosure made in Item 7A of our Form 10-K for the year ended June 2, 2015.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 1, 2015.

Changes in Internal Control

During the fiscal quarter ended December 1, 2015, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business, including claims relating to injury or wrongful death under “dram shop” laws, workers’ compensation and employment matters, claims relating to lease and contractual obligations, and claims from customers alleging illness or injury.  We provide reserves for such claims when payment is probable and estimable in accordance with U.S. generally accepted accounting principles.  At this time, in the opinion of management, the ultimate resolution of pending legal proceedings will not have a material adverse effect on our consolidated operations, financial position, or cash flows.  See Note 12 to the Condensed Consolidated Financial Statements for further information about our legal proceedings as of December 1, 2015.

ITEM 1A.  RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended June 2, 2015 in Part I, Item 1A. Risk Factors.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information regarding purchases of our common stock made by us during the second fiscal quarter ended December 1, 2015:

	(a)	(b)	(c)	(d)
	Total number	Average	Total number of shares	Maximum number of shares
	of shares	price paid	purchased as part of publicly	that may yet be purchased
Period	purchased	per share	announced plans or programs	under the plans or programs (1)

Month #1
(September 2 to October 6)	–	$ –	–	11,762,706
Month #2
(October 7 to November 3)	–	–	–	11,762,706
Month #3
(November 4 to December 1)	–	–	–	11,762,706
Total	–	$ –	–

(1) As of December 1, 2015, 11.8 million shares remained available for purchase under existing programs, which consists of 1.8 million shares remaining under a July 11, 2007 authorization by the Board of Directors to repurchase 6.5 million shares and a January 8, 2013 authorization by the Board of Directors, not yet begun, to repurchase 10.0 million shares.  The timing, price, quantity, and manner of the purchases to be made are at the discretion of management upon instruction from the Board of Directors, depending upon market conditions.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

 The following exhibits are filed as part of this report:

 Exhibit No.

10.1		Fifth Amendment to the Revolving Credit Agreement and Consent, dated as of October 23, 2015, by and among Ruby Tuesday, Inc., the Guarantors, the Lenders party hereto and Bank of
America, N.A., as administrative agent for the Lenders.

10.2		Fifth Amendment, dated as of December 14, 2015, to the Ruby Tuesday, Inc. Executive
Supplemental Pension Plan (Amended and Restated as of January 1, 2007).

12.1		Statement regarding computation of Consolidated Ratio of Earnings to Fixed Charges.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

10	1.INS	XBRL Instance Document.

10	1.SCH	XBRL Schema Document.

10	1.CAL	XBRL Calculation Linkbase Document.

10	1.DEF	XBRL Definition Linkbase Document.

10	1.LAB	XBRL Labels Linkbase Document.

10	1.PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.
(Registrant)

Date: January 8, 2016	BY: /s/ JILL M. GOLDER —————————————— Jill M. Golder Executive Vice President – Chief Financial Officer, Treasurer, and Assistant Secretary (Principal Financial Officer)

Date: January 8, 2016	BY: /s/ FRANKLIN E. SOUTHALL, JR. ————————————————— Franklin E. Southall, Jr. Vice President – Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)