Form 10-Q
period 2016-03-01
RUBY TUESDAY INC
filed 2016-04-08
CIK 68270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 1, 2016

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

60,189,858
(Number of shares of common stock, $0.01 par value, outstanding as of April 5, 2016)

RUBY TUESDAY, INC.

Special Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements represent our expectations or beliefs concerning future events, including one or more of the following:  future financial performance (including our estimates of changes in same-restaurant sales, average unit volumes, operating margins, expenses, and other items), future capital expenditures, the effect of strategic initiatives (including statements relating to cost savings initiatives and the benefits of our marketing), the opening or closing of restaurants by us or our franchisees, sales of our real estate or purchases of new real estate, future borrowings and repayments of debt, availability of financing on terms attractive to the Company, compliance with financial covenants in our debt instruments, payment of dividends, stock and bond repurchases, restaurant acquisitions and dispositions, and changes in senior management and in the Board of Directors.  We caution the reader that a number of important factors and uncertainties could, individually or in the aggregate, cause our actual results to differ materially from those included in the forward-looking statements, including, without limitation, the risks and uncertainties described in the Risk Factors included in Part I, Item A of our Annual Report on Form 10-K for the year ended June 2, 2015.

PART I — FINANCIAL INFORMATION
ITEM 1.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)

(UNAUDITED)

	MARCH 1,	JUNE 2,
	2016	2015
		(as adjusted)

Assets	(NOTE 1)
Current assets:
Cash and cash equivalents	$52,458	$75,331
Accounts receivable	5,866	5,287
Inventories:
Merchandise	14,755	12,861
China, silver and supplies	7,832	7,550
Income tax receivable	2,958	–
Prepaid rent and other expenses	11,520	12,398
Assets held for sale	3,402	5,453
Total current assets	98,791	118,880

Property and equipment, net	722,570	752,174
Deferred income taxes, net	1,995	–
Other assets	47,108	54,398
Total assets	$870,464	$925,452

Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable	$16,202	$23,005
Accrued liabilities:
Taxes, other than income and payroll	9,279	11,067
Payroll and related costs	13,279	20,351
Insurance	5,929	7,633
Deferred revenue – gift cards	18,797	16,636
Rent and other	21,822	20,535
Current portion of long-term debt, including capital leases	10,964	10,078
Income tax payable	–	1,069
Deferred income taxes, net	2,612	7
Total current liabilities	98,884	110,381

Long-term debt and capital leases, less current maturities	218,117	231,017
Deferred income taxes, net	–	1,442
Deferred escalating minimum rent	51,793	50,768
Other deferred liabilities	66,116	66,261
Total liabilities	434,910	459,869

Commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock, $0.01 par value; (authorized: 100,000 shares;
Issued and outstanding: 60,193 shares at 3/01/16; 62,098 shares at 6/02/15)	602	621
Capital in excess of par value	75,592	83,870
Retained earnings	368,953	392,032
Deferred compensation liability payable in Company stock	625	681
Company stock held by Deferred Compensation Plan	(625)	(681)
Accumulated other comprehensive loss	(9,593)	(10,940)
Total shareholders’ equity	435,554	465,583

Total liabilities & shareholders’ equity	$870,464	$925,452

                   The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(IN THOUSANDS EXCEPT PER-SHARE DATA)
(UNAUDITED)

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	MARCH 1,	MARCH 3,	MARCH 1,	MARCH 3,
	2016	2015	2016	2015
		(as adjusted)		(as adjusted)
	(NOTE 1)		(NOTE 1)
Revenue:

Restaurant sales and operating revenue	$269,868	$284,392	$807,105	$825,055
Franchise revenue	1,602	1,521	4,801	4,699
	271,470	285,913	811,906	829,754
Operating costs and expenses:
Cost of goods sold (excluding depreciation and
amortization shown below)	75,143	77,796	221,689	224,589
Payroll and related costs	93,357	96,680	280,976	286,486
Other restaurant operating costs	55,311	60,972	173,903	179,706
Depreciation and amortization	12,732	12,961	38,474	39,319
Selling, general and administrative, net	27,378	28,948	84,622	87,141
Closures and impairments, net	6,123	3,991	18,908	6,548
Trademark impairment	–	–	1,999	–
Interest expense, net	5,005	5,446	16,110	16,783
Gain on extinguishment of debt	(10)	–	(10)	–
	275,039	286,794	836,671	840,572

Loss before income taxes	(3,569)	(881)	(24,765)	(10,818)
Benefit for income taxes	(483)	(112)	(1,686)	(3,341)

Net loss	$(3,086)	$(769)	$(23,079)	$(7,477)

Other comprehensive income:
Pension liability reclassification	885	463	1,347	1,390
Total comprehensive loss	$(2,201)	$(306)	$(21,732)	$(6,087)

Loss per share:
Basic	$(0.05)	$(0.01)	$(0.38)	$(0.12)
Diluted	$(0.05)	$(0.01)	$(0.38)	$(0.12)

Weighted average shares:
Basic	60,918	60,643	61,239	60,532
Diluted	60,918	60,643	61,239	60,532

                The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBY TUESDAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

(UNAUDITED)

	THIRTY-NINE WEEKS ENDED
	MARCH 1, 2016	MARCH 3, 2015
		(as adjusted)

	(NOTE 1)
Operating activities:
Net loss	$(23,079)	$(7,477)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	38,474	39,319
Deferred income taxes	(832)	(2,736)
Loss on impairments, including disposition of assets	15,490	6,755
Trademark impairment	1,999	–
Gain on extinguishment of debt	(10)	–
Share-based compensation expense	1,680	5,380
Excess tax benefits from share-based compensation	–	(37)
Lease reserve adjustments	3,118	1,141
Deferred escalating minimum rent	1,630	1,764
Other, net	3,135	1,600
Changes in operating assets and liabilities:
Receivables	(579)	(3)
Inventories	(2,176)	(1,770)
Income taxes	(4,027)	(233)
Prepaid and other assets	677	(1,419)
Accounts payable, accrued and other liabilities	(16,961)	(14,857)
Net cash provided by operating activities	18,539	27,427

Investing activities:
Purchases of property and equipment	(27,346)	(21,134)
Proceeds from disposal of assets	6,193	8,696
Insurance proceeds from property claims	–	145
Reductions in Deferred Compensation Plan assets	833	1,243
Other, net	1,611	790
Net cash used by investing activities	(18,709)	(10,260)

Financing activities:
Principal payments on long-term debt and capital leases	(12,664)	(7,412)
Stock repurchases	(10,009)	(73)
Payments for debt issuance costs	(30)	(281)
Proceeds from exercise of stock options	–	457
Excess tax benefits from share-based compensation	–	37
Net cash used by financing activities	(22,703)	(7,272)

(Decrease)/increase in cash and cash equivalents	(22,873)	9,895
Cash and cash equivalents:
Beginning of year	75,331	51,326
End of quarter	$52,458	$61,221

Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amount capitalized	$10,666	$11,173
Income taxes, net of refunds	$3,178	$1,721
Significant non-cash investing and financing activities:
Retirement of fully depreciated assets	$22,393	$17,510
Reclassification of properties to assets held for sale	$3,387	$5,572
Monetization of, and subsequent reinvestment into, life insurance policies	$5,642	$6,851

                 The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Description of Business
Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we,” and/or “our”), owns and operates Ruby Tuesday® casual dining and Lime Fresh Mexican Grill® (“Lime Fresh”) fast casual restaurants.  We also franchise the Ruby Tuesday concept in selected domestic and international markets and the Lime Fresh concept in selected domestic markets.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes.  Actual results could differ from those estimates.  Operating results for the 39-week period ended March 1, 2016 are not necessarily indicative of results that may be expected for the 52-week year ending May 31, 2016.  These financial statements should be read in conjunction with the audited consolidated financial statement and footnotes thereto included in RTI’s Annual Report on Form 10-K for the fiscal year ended June 2, 2015.

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

As shown in the table below, we have also reclassified amortization of intangible assets from Other restaurant operating costs to Depreciation and amortization in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the prior periods to be comparable with the classification for the 13 and 39 weeks ended March 1, 2016.  We made this reclassification to more accurately reflect the nature of the expenses in our Condensed Consolidated Statements of Operations and Comprehensive Loss.  Amounts presented are in thousands.

	As presented Thirteen weeks ended March 3, 2015	Reclassifications	As adjusted Thirteen weeks ended March 3, 2015
Other restaurant operating costs	$ 61,528	$ (556)	$ 60,972
Depreciation and amortization	12,405	556	12,961

	As presented Thirty-nine weeks ended March 3, 2015	Reclassifications	As adjusted Thirty-nine weeks ended March 3, 2105
Other restaurant operating costs	$ 181,424	$ (1,718)	$ 179,706
Depreciation and amortization	37,601	1,718	39,319

Change in Accounting Principle
During the first quarter of fiscal year 2016, we completed the implementation of a new inventory management system in our company-owned restaurants.  In connection with this implementation, we changed our method of accounting for inventory from the lower of cost (first-in, first-out) or market method utilized by our legacy system to the lower of cost or market method using a weighted-average cost method.  We believe this change in accounting principle is preferable because we believe it will result in greater precision in the costing of inventories.  In addition, the weighted-average cost method better aligns with the functionality of the new inventory management system.  We determined that the effects of adopting the weighted average cost method were not material to our Condensed Consolidated Financial Statements.  Prior to the conversion to the new inventory management system, we were not able to determine the impact of the change to the weighted-average cost method.  Therefore, we did not retroactively apply the change to periods prior to fiscal year 2016.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	March 1, 2016	March 3, 2015	March 1, 2016	March 3, 2015
Net loss	$(3,086)	$(769)	$(23,079)	$(7,477)

Weighted-average common
shares outstanding	60,918	60,643	61,239	60,532
Dilutive effect of stock
options and restricted stock	–	–	–	–
Weighted average common
and dilutive potential
common shares outstanding	60,918	60,643	61,239	60,532

Basic loss per share	$(0.05)	$(0.01)	$(0.38)	$(0.12)
Diluted loss per share	$(0.05)	$(0.01)	$(0.38)	$(0.12)

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

	Thirteen weeks ended		Thirty-nine weeks ended
	March 1, 2016	March 3, 2015	March 1, 2016	March 3, 2015
Stock options	2,140	3,057	2,509	3,087
Restricted shares / Restricted share units	871	1,412	862	1,350
Total	3,011	4,469	3,371	4,437

NOTE 3 – FRANCHISE PROGRAMS

As of March 1, 2016, our domestic and international franchisees collectively operated 80 domestic and international Ruby Tuesday restaurants and eight domestic Lime Fresh restaurants.  We do not own any equity interest in our existing franchisees.

Under the terms of the franchise operating agreements, we charge a royalty fee (generally 4.0% of monthly gross sales for our Ruby Tuesday concept franchisees and 5.25% of monthly gross sales for our Lime Fresh concept franchisees) and require all domestic franchisees to contribute a percentage, 1.5% as of March 1, 2016, of monthly gross sales to a national advertising fund formed to cover their pro rata portion of the production and airing costs associated with our national advertising campaign.  Under the terms of those agreements, we can charge up to 3.0% of monthly gross sales for this national advertising fund.

Advertising amounts received from domestic franchisees are considered by RTI to be reimbursements, recorded on an accrual basis as earned, and have been netted against Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

In addition to the advertising fee discussed above, our Ruby Tuesday concept franchise agreements allow us to charge up to a 2.0% support service fee and a 1.5% marketing and purchasing fee.  Our last support services contract expired on June 30, 2015.  For the 13 and 39 weeks ended March 1, 2016, we recorded $0.2 million and $0.7 million, respectively, and for the 13 and 39 weeks ended March 3, 2015, we recorded $0.3 million and $1.0 million, respectively, in support service and marketing and purchasing fees, which were an offset to Selling, general and administrative, net in our Condensed Consolidated Statements of Operations and Comprehensive Loss.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	March 1, 2016	June 2, 2015

Rebates receivable	$831	$943
Amounts due from franchisees	2,681	1,995
Third-party gift card sales	987	1,330
Other receivables	1,367	1,019
	$5,866	$5,287

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

NOTE 5 – PROPERTY, EQUIPMENT, ASSETS HELD FOR SALE, AND OPERATING LEASES

Property and equipment, net, is comprised of the following (in thousands):

	March 1, 2016	June 2, 2015

Land	$212,068	$212,073
Buildings	427,783	426,813
Improvements	339,538	358,549
Restaurant equipment	243,711	247,775
Other equipment	87,400	87,782
Surplus properties*	8,982	10,504
Construction in progress and other	4,260	4,316
	1,323,742	1,347,812
Less accumulated depreciation	601,172	595,638
	$722,570	$752,174
* Surplus properties represent assets held for sale that are not classified as such in the Condensed Consolidated Balance Sheets as we do not expect to sell these assets within the next 12 months.  These assets primarily consist of parcels of land upon which we have no intention to build restaurants, closed properties which include a building, and liquor licenses not needed for operations.

Included within the current assets section of our Condensed Consolidated Balance Sheets at March 1, 2016 and June 2, 2015 are amounts classified as held for sale totaling $3.4 million and $5.5 million, respectively.  Assets held for sale primarily consist of parcels of land upon which we have no intention to build restaurants, land and buildings of closed restaurants, and various liquor licenses.  During the second quarter of fiscal year 2016, we entered into an agreement to sell eight Company-owned Lime Fresh restaurants in

Florida for approximately $6.3 million, which we expect to complete over the remainder of fiscal year 2016, and closed the remaining 11 Company-owned Lime Fresh restaurants.  Accordingly, included within amounts classified as assets held for sale as of March 1, 2016 was $2.1 million, an amount representing the net book value of improvements, restaurant equipment, and other equipment associated with the eight restaurants that we plan to sell over the remainder of fiscal year 2016.

During the 13 and 39 weeks ended March 1, 2016, we sold surplus properties with carrying values of $2.4 million and $5.2 million, respectively, at net gains of $0.1 million and $1.0 million, respectively.  Cash proceeds, net of broker fees, from these sales during the 13 and 39 weeks ended March 1, 2016 totaled $2.5 million and $6.2 million, respectively.  During the 13 and 39 weeks ended March 3, 2015, we sold surplus properties with carrying values of $2.8 million and $7.3 million, respectively, at net gains of $0.2 million and $1.3 million, respectively.  Cash proceeds, net of broker fees, from these sales during the 13 and 39 weeks ended March 3, 2015 totaled $3.0 million and $8.6 million, respectively.

NOTE 6 – LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

	March 1, 2016	June 2, 2015
		(as adjusted)

Senior unsecured notes	$212,546	$215,000
Unamortized discount	(1,866)	(2,162)
Unamortized debt issuance costs	(3,154)	(3,656)
Senior unsecured notes less unamortized discount and
debt issuance costs	207,526	209,182
Revolving credit facility	–	–
Mortgage loan obligations	21,335	31,607
Unamortized premium - mortgage loan obligations	161	383
Unamortized debt issuance costs - mortgage loan obligations	(141)	(283)
Capital lease obligations	200	206
	229,081	241,095
Less current maturities	10,964	10,078
	$218,117	$231,017

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

Interest on the Senior Notes is calculated at 7.625% per annum, payable semiannually on each May 15 and November 15 to holders of record on the May 1 or November 1 immediately preceding the interest payment date.  Accrued interest on the Senior Notes and our other long-term debt and capital lease obligations was $5.0 million and $1.1 million as of March 1, 2016 and June 2, 2015, respectively, and is included in Accrued liabilities – Rent and other in our Consolidated Balance Sheets.  The Senior Notes mature on May 15, 2020.

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

As security for the Senior Credit Facility, we granted the lenders liens and security interests in substantially all of the shares of capital stock of the Company and each of our present and future subsidiaries, substantially all of the personal property of the Company and each of our present and future subsidiaries, and the real property, improvements, and fixtures of 49 Ruby Tuesday restaurants.  The real property, improvements, and fixtures of the 49 restaurants pledged as collateral appraised at $101.4 million at the time of the transaction and have a March 1, 2016 net book value of $78.6 million.

We had no borrowings outstanding under the Senior Credit Facility at March 1, 2016.  After consideration of letters of credit outstanding, we had $38.4 million available under the Senior Credit Facility as of March 1, 2016.

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

Under the terms of the Senior Credit Facility we are allowed, under certain circumstances, to repurchase up to $20.0 million of the Senior Notes in any fiscal year.  During the 39 weeks ended March 1, 2016, we repurchased $2.5 million of the Senior Notes for $2.4 million plus accrued interest.  We realized a negligible gain on these transactions.  The balance of the Senior Notes was $212.5 million at March 1, 2016.

Under the Senior Credit Facility, we are required to comply with financial covenants relating to the maintenance of a maximum leverage ratio and a minimum fixed charge coverage ratio.  The terms of the Senior Credit Facility require us to maintain a maximum leverage ratio of no more than 4.50 to 1.0 and a minimum fixed charge coverage ratio of 1.55 to 1.0 for the quarter ended March 1, 2016.  For the remainder of fiscal year 2016, the Senior Credit Facility requires us to maintain a maximum leverage ratio of 4.40 to 1.0, and requires us to maintain a minimum fixed charge coverage ratio of 1.60 to 1.0.  The minimum required ratios fluctuate thereafter as provided in the Senior Credit Facility.

The Senior Credit Facility terminates no later than December 3, 2017.  Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Senior Credit Facility and any ancillary loan documents.

On December 3, 2013, in connection with our entry into the Senior Credit Facility, the Company and certain of its subsidiaries entered into loan modification agreements (the “Loan Modification Agreements”) with certain mortgage lenders to, among other things, provide waivers and consents under certain of our mortgage loan obligations to enter into the Senior Credit Facility.  The Loan Modification Agreements also amended certain financial reporting requirements under the specified loans and modified and/or provided for certain financial covenants for the specified loans, including the maximum leverage ratio and the minimum fixed charge coverage ratio.

We were in compliance with our maximum leverage ratio and our minimum fixed charge coverage ratio as of March 1, 2016.

Our $21.3 million in mortgage loan obligations as of March 1, 2016 consists of various loans acquired upon franchise acquisitions.  These loans, which mature between January 2017 and October 2021, have balances which range from $0.6 million to $7.0 million and interest rates of 7.60% to 10.17%.  Included in our current maturities of long-term debt as of March 1, 2016 is $9.7 million related to two mortgage loan obligations that have balloon payments due during the third quarter of fiscal year 2017.  Many of the properties acquired from franchisees collateralize the loans outstanding.

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

NOTE 7 – CLOSURES AND IMPAIRMENTS EXPENSE

Closures and impairments expense includes the following for the 13 and 39 weeks ended March 1, 2016 and March 3, 2015 (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	March 1, 2016	March 3, 2015	March 1, 2016	March 3, 2015
Closures and impairments from
continuing operations:
Property impairments	$6,938	$3,578	$15,730	$5,850
Closed restaurant lease reserves	(1,207)	380	3,118	1,141
Other closing costs	471	277	1,090	905
Gain on sale of surplus properties	(79)	(244)	(1,030)	(1,348)
Closures and impairments, net	$6,123	$3,991	$18,908	$6,548

As previously discussed in Note 5 to the Condensed Consolidated Financial Statements, during the second quarter of fiscal year 2016, we entered into an agreement to sell eight Company-owned Lime Fresh restaurants in Florida for approximately $6.3 million, which we expect to complete over the remainder of fiscal year 2016, and closed the remaining 11 Company-owned Lime Fresh restaurants.  Included within closures and impairments, net for the 39 weeks ended March 1, 2016 are $6.4 million of impairments, lease reserves, and other charges relating to the closed Lime Fresh restaurants.  Further information regarding closures and impairments expense for the Lime Fresh concept for all periods presented is contained in Note 11 to the Condensed Consolidated Financial Statements.

In connection with the planned sale of eight Company-owned Lime Fresh restaurants and the closing of the remaining 11 Company-owned Lime Fresh restaurants as discussed above, during the second quarter of fiscal year 2016, we recorded a $2.0 million trademark impairment charge representing a partial impairment of the Lime Fresh trademark.  The Lime Fresh trademark has a net book value of $0.9 million remaining at March 1, 2016.

A rollforward of our reserve for future lease obligations associated with closed properties is as follows (in thousands):

Reserve for
Lease Obligations
Balance at June 2, 2015	$7,051
Closing expense including rent and other lease charges	3,118
Payments	(5,252)
Other adjustments	830
Balance at March 1, 2016	$5,747

The amounts comprising future lease obligations in the table above are estimated using certain assumptions, including the period of time it will take to settle the lease with the landlord or find a suitable sublease tenant, and the amount of actual future cash payments could differ from our recorded lease obligations.  Of the total future lease obligations included in the table above, $5.7 million and $7.0 million are included within the Accrued liabilities – Rent and other caption in our Condensed Consolidated Balance Sheets as of March 1, 2016 and June 2, 2015, respectively.  For the remainder of fiscal year 2016 and beyond, we expect that our focus will be on obtaining settlements, or subleases as necessary, on as many of these leases as possible and these settlements could be higher or lower than the amounts recorded.  The actual amount of any cash payments made by the Company for lease contract termination costs will be dependent upon ongoing negotiations with the landlords of the leased restaurant properties.

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

Minimum funding for the Retirement Plan is determined in accordance with the guidelines set forth in employee benefit and tax laws.  From time to time we may contribute additional amounts as we deem appropriate.  We estimate that we will be required to make contributions totaling $0.2 million to the Retirement Plan during the remainder of fiscal year 2016.

Executive Supplemental Pension Plan and Management Retirement Plan
Under these unfunded defined benefit pension plans, eligible employees earn supplemental retirement income based upon salary and length of service, reduced by social security benefits and amounts otherwise receivable under other specified Company retirement plans.  Effective June 1, 2001, the Management Retirement Plan was amended so that no additional benefits would accrue and no new participants may enter the plan after that date.  In December 2015, the Executive Supplemental Pension Plan was similarly amended effective as of January 1, 2016 for current participants, and as of January 1, 2018 for two specified potential participants, who are currently not named executive officers.  The amendment and related plan remeasurement did not have a material impact on our Condensed Consolidated Financial Statements.

Included in our Condensed Consolidated Balance Sheets as of March 1, 2016 and June 2, 2015 are amounts within Accrued liabilities: Payroll and related costs of $3.2 million as of both dates and amounts within Other deferred liabilities of $34.5 million and $33.9 million, respectively, relating to our three defined benefit pension plans.

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

	Pension Plans
	Thirteen weeks ended		Thirty-nine weeks ended
	March 1, 2016	March 3, 2015	March 1, 2016	March 3, 2015
Service cost	$33	$75	$305	$225
Interest cost	495	443	1,535	1,330
Expected return on plan assets	(103)	(124)	(308)	(373)
Recognized actuarial loss	730	430	1,831	1,290
Curtailment expense	1	–	1	–
Net periodic benefit cost	$1,156	$824	$3,364	$2,472

	Postretirement Medical and Life Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	March 1, 2016	March 3, 2015	March 1, 2016	March 3, 2015
Service cost	$1	$1	$3	$3
Interest cost	12	12	36	35
Recognized actuarial loss	32	33	97	100
Net periodic benefit cost	$45	$46	$136	$138

We reclassified recognized actuarial losses of $0.8 million and $1.9 million during the 13 and 39 weeks ended March 1, 2016, respectively, and $0.5 million and $1.4 million during the 13 and 39 weeks ended March 3, 2015, respectively, out of accumulated other comprehensive loss and into pension expense, which is included in Selling, general and administrative, net within our Condensed Consolidated Statements of Operations and Comprehensive Loss.

Accumulated other comprehensive loss in our Condensed Consolidated Balance Sheets as of March 1, 2016 and June 2, 2015 was $9.6 million and $10.9 million, respectively.  The change in accumulated other comprehensive loss during the 39 weeks ended March 1, 2016 was attributable to $1.9 million of recognized actuarial losses as discussed above which were offset by $0.7 million of additional liability related to our pension plans.

We also sponsor two defined contribution retirement savings plans. Information regarding these plans is included in our Annual Report on Form 10-K for the fiscal year ended June 2, 2015.

NOTE 9 – INCOME TAXES

Under Accounting Standards Codification 740 (“ASC 740”), companies are required to apply their estimated annual tax rate on a year-to-date basis in each interim period.  Under ASC 740, companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable.  In this situation, the interim tax rate should be based on the actual year-to-date results.  Due to changes in our projections, which have fluctuated as we work through our brand repositioning, a reliable projection of our annual effective rate has been difficult to determine.  As such, we recorded a tax provision for the 13 and 39 weeks ended March 1, 2016 and March 3, 2015 based on the actual year-to-date results, in accordance with ASC 740.

We regularly evaluate the need for a valuation allowance for deferred tax assets by assessing whether it is more likely than not that we will realize the deferred tax assets in the future.  A valuation allowance assessment is performed each reporting period, with any additions or adjustments reflected in earnings in the period of assessment.  In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets for each jurisdiction.  Our valuation allowance for deferred tax assets totaled $77.3 million and $62.8 million as of March 1, 2016 and June 2, 2015, respectively.

We recorded a tax benefit of $0.5 million and $1.7 million for the 13 and 39 weeks ended March 1, 2016, respectively, compared to a tax benefit of $0.1 million and $3.3 million for the 13 and 39 weeks ended March 3, 2015.  Included in our $3.3 million tax benefit for the 39 weeks ended March 3, 2015 was a benefit of $3.2 million representing an immaterial prior period correction to our deferred tax asset valuation allowance.

We had a gross liability for unrecognized tax benefits, exclusive of accrued interest and penalties, of $4.4 million and $3.9 million, respectively, as of March 1, 2016 and June 2, 2015, of which $3.5 million and $3.3 million, respectively, was reclassified against our deferred tax assets.  As of March 1, 2016 and June 2, 2015, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate was $2.2 million and $2.4 million, respectively.  The liability for unrecognized tax benefits as of March 1, 2016 includes $0.4 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations and negotiations with tax authorities.

Interest and penalties related to unrecognized tax benefits are recognized as components of income tax expense.  As of both March 1, 2016 and June 2, 2015, we had accrued $0.4 million for the payment of interest and penalties.

At March 1, 2016, we are no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2011, and with few exceptions, we are no longer subject to state and local examinations by tax authorities prior to fiscal year 2013.

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

At March 1, 2016, we had reserved a total of 6,882,000 shares of common stock for the SIP and 1996 SIP.  Of the reserved shares at March 1, 2016, 1,632,000 were subject to options outstanding.  Stock option exercises are settled with the issuance of new shares.  Net shares of common stock available for issuance at March 1, 2016 were 5,250,000.

Stock Options
The following table summarizes our stock option activity under these plans for the 39 weeks ended March 1, 2016 (in thousands, except per-share data):

			Weighted Average
	Stock	Weighted Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Term (years)	Intrinsic Value
Service-based vesting:
Balance at June 2, 2015	2,441	$7.78
Cancellations and forfeitures	(210)	6.60
Expired	(96)	9.06
Balance at March 1, 2016	2,135	$7.84	3.46	$–
Exercisable	1,676	$8.20	2.96	$–

Market-based vesting:
Balance at June 2, 2015	515	$8.60
Cancellations and forfeitures	(515)	8.60
Balance at March 1, 2016	–	$–

At March 1, 2016, there was approximately $0.4 million of unrecognized pre-tax compensation expense related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of 1.0 years.

The market-based stock options in the table above would have vested if a share of our common stock appreciated to $14 per share or more for a period of 20 consecutive trading days on or before December 3, 2015.  During the 13 weeks ended March 1, 2016, all remaining market-based stock options were cancelled due to the market condition not being satisfied.

Restricted Stock and Restricted Stock Units (“RSU”)
The following table summarizes our restricted stock and RSU activity for the 39 weeks ended March 1, 2016 (in thousands, except per-share data):

		Weighted-Average
	Number of	Grant-Date
Service-based vesting:	Shares	Fair Value
Unvested at June 2, 2015	803	$6.98
Granted	344	6.45
Vested	(319)	7.54
Cancellations and forfeitures	(156)	7.59
Unvested at March 1, 2016	672	$6.30

		Weighted-Average
	Number of	Grant-Date
Market-based vesting:	Shares	Fair Value
Unvested at June 2, 2015	–	$–
Granted	262	6.51
Cancellations and forfeitures	(4)	6.51
Unvested at March 1, 2016	258	$6.51

The fair values of the restricted stock and RSU awards reflected above were based on the fair market value of our common stock at the time of grant.  At March 1, 2016, unrecognized compensation expense related to restricted stock and RSU grants totaled approximately $3.1 million and will be recognized over a weighted average vesting period of approximately 1.6 years.

During the second quarter of fiscal year 2016, we granted approximately 100,000 restricted shares to non-employee directors under the terms of the SIP.  These shares cliff vest over a one year period following grant of the award.

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

On July 25, 2015, our then President Ruby Tuesday Concept and Chief Operations Officer left the Company.  Accordingly, included within our share-based compensation expense for the 39 weeks ended March 1, 2016 is a forfeiture credit of $1.3 million in connection with the forfeiture of 333,000 unvested stock options and 137,000 unvested shares of restricted stock.

Included within Selling, general, and administrative, net in our Condensed Consolidated Statements of Operations and Comprehensive Loss is share-based compensation expense of $0.9 million and $1.7 million for the 13 and 39 weeks ended March 1, 2016, respectively, and $1.7 million and $5.4 million for the 13 and 39 weeks ended March 3, 2015, respectively.

NOTE 11 – SEGMENT REPORTING

As discussed in Note 1 to the Condensed Consolidated Financial Statements, we reclassified unamortized debt issuance costs reported in our June 2, 2015 Consolidated Balance Sheets.  Those reclassifications are reflected in the prior year amounts shown below for total assets.

As previously discussed in Notes 5 and 7 to the Condensed Consolidated Financial Statements, during the second quarter of fiscal year 2016, we entered into an agreement to sell eight Company-owned Lime Fresh restaurants in Florida for approximately $6.3 million, which we expect to complete over the remainder of fiscal year 2016, and closed the remaining 11 Company-owned Lime Fresh restaurants.

Financial results by reportable segment for the 13 and 39 weeks ended March 1, 2016 and March 3, 2015 are as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	March 1, 2016	March 3, 2015	March 1, 2016	March 3, 2015
Revenues:
Ruby Tuesday concept	$268,577	$281,118	$799,577	$814,975
Lime Fresh concept	2,893	4,795	12,329	14,779
Total revenues	$271,470	$285,913	$811,906	$829,754

Segment profit/(loss):
Ruby Tuesday concept	$21,771	$28,307	$67,752	$79,152
Lime Fresh concept	1,860	133	(5,361)	(1,347)
Total segment profit	$23,631	$28,440	$62,391	$77,805

Depreciation and amortization:
Ruby Tuesday concept	$12,153	$12,010	$36,125	$36,426
Lime Fresh concept	92	419	794	1,279
Support center and other	487	532	1,555	1,614
Total depreciation and amortization	$12,732	$12,961	$38,474	$39,319

Closures and impairments, net:
Ruby Tuesday concept	$7,262	$3,877	$12,522	$4,759
Lime Fresh concept	(1,139)	114	6,386	1,265
Support center and other	–	–	–	524
Total closures and impairments, net	$6,123	$3,991	$18,908	$6,548

Capital expenditures:
Ruby Tuesday concept			$26,359	$19,917
Lime Fresh concept			236	145
Support center and other			751	1,072
Total capital expenditures			$27,346	$21,134

Total assets by reportable segment are as follows (in thousands):

	March 1, 2016	June 2, 2015
Total assets:
Ruby Tuesday concept	$761,050	$786,931
Lime Fresh concept	4,406	10,839
Support center and other	105,008	127,682
Total assets	$870,464	$925,452

The following is a reconciliation of segment profit to loss before income taxes for the 13 and 39 weeks ended March 1, 2016 and March 3, 2015 (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	March 1, 2016	March 3, 2015	March 1, 2016	March 3, 2015
Segment profit	$23,631	$28,440	$62,391	$77,805
Less:
Depreciation and amortization	(12,732)	(12,961)	(38,474)	(39,319)
Unallocated general and
administrative expenses	(9,457)	(10,777)	(30,501)	(31,562)
Preopening expenses	–	(50)	–	(253)
Trademark impairment	–	–	(1,999)	–
Interest expense, net	(5,005)	(5,446)	(16,110)	(16,783)
Other expense, net	(6)	(87)	(72)	(706)
Loss before income taxes	$(3,569)	$(881)	$(24,765)	$(10,818)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Litigation
We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business.  We provide accruals for such claims when payment is probable and estimable in accordance with GAAP.  At this time, in the opinion of management, the ultimate resolution of pending legal proceedings, including the matter referred to below, will not have a material adverse effect on our operations, financial position, or cash flows.

On July 23, 2014, a case styled Kimberly LaFrance, et al. v. Ruby Tuesday, Inc., was filed against the Company in the State of New York Supreme Court, County of Onondaga on behalf of the plaintiff and all other similarly situated individuals.  The plaintiff alleged violations of certain wage notice requirements under New York law and sought wages, liquidated damages and attorneys’ fees.  The matter was removed to the United States District Court for the Northern District of New York.  On November 20, 2014, the Company filed a motion to dismiss, which was followed by motions filed by the plaintiff on December 29, 2014, for class certification, and on December 31, 2014, for partial summary judgment.  The parties agreed to mediate the case, and on March 5, 2015, the court stayed all deadlines in the matter pending the completion of mediation.  On August 5, 2015, the parties agreed to resolve the matter, and the window for filing claims under the settlement agreement closed.

On January 7, 2016, the court granted final approval of the settlement without modification.  In connection with granting final approval of the settlement, the court also dismissed the case with prejudice on January 7, 2016.  The thirty-day appeals period, the settlement agreement, and the court's final approval order have become effective, final, and binding.  During the 13 weeks ended March 1, 2016, the Company funded the settlement, which the settlement administrator is to distribute per the terms of the settlement agreement.

NOTE 13 – FAIR VALUE MEASUREMENTS

The following table presents the fair value of financial assets and liabilities measured on a recurring basis and the level within the fair value hierarchy in which the measurements fall (in thousands):

	Level	March 1, 2016	June 2, 2015
Deferred compensation plan: other investments – Assets	1	$6,456	$8,017
Deferred compensation plan: other investments – Liabilities	1	(6,456)	(8,017)

During the 39 weeks ended March 1, 2016 there were no transfers among levels within the fair value hierarchy.

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

The following table presents the fair value of assets measured on a non-recurring basis during the 13 weeks ended March 1, 2016 and the level within the fair value hierarchy in which the measurements fall (in thousands):

	Fair Value Measurements
	Level	March 1, 2016
Long-lived assets held for sale	2	$1,566
Long-lived assets held for use	2	3,407
Total		$4,973

The following table presents losses recognized during the 13 and 39 weeks ended March 1, 2016 and March 3, 2015 resulting from non-recurring fair value measurements.  The amounts presented are included in Closures and impairments, net and Trademark impairment in our Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands):
	Thirteen weeks ended		Thirty-nine weeks ended
	March 1, 2016	March 3, 2015	March 1, 2016	March 3, 2015
Included within continuing operations
Long-lived assets held for sale	$174	$586	$524	$1,388
Long-lived assets held for use	6,764	2,992	15,206	4,462
Lime Fresh trademark	–	–	1,999	–
	$6,938	$3,578	$17,729	$5,850

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

Our financial instruments at March 1, 2016 and June 2, 2015 consisted of cash and cash equivalents, accounts receivable and payable, and long-term debt.  The fair values of cash and cash equivalents and accounts receivable and payable approximated their carrying values because of the short-term nature of these instruments.  The carrying amounts and fair values of our long-term debt, which are not measured on a recurring basis using fair value, are as follows (in thousands):

	March 1, 2016		June 2, 2015
			(as adjusted)
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt (Level 2)	$228,881	$229,788	$240,889	$255,194

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

Condensed Consolidating Balance Sheet
As of March 1, 2016
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$52,266	$192	$–	$52,458
Accounts receivable	2,077	3,859	–	5,866
Inventories	16,056	6,531	–	22,587
Income tax receivable	169,478	–	(166,520)	2,958
Other current assets	12,065	2,857	–	14,922
Total current assets	251,872	13,439	(166,520)	98,791

Property and equipment, net	530,521	192,049	–	722,570
Deferred income taxes, net	5,271	(3,276)	–	1,995
Investment in subsidiaries	123,422	–	(123,422)	–
Due from/(to) subsidiaries	74,673	224,422	(299,095)	–
Other assets	40,191	6,917	–	47,108
Total assets	$1,025,950	$433,551	$(589,037)	$870,464

Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable	$13,299	$2,903	$–	$16,202
Accrued and other current liabilities	37,052	32,054	–	69,106
Current maturities of long-term debt,
including capital leases	(1,046)	12,010	–	10,964
Income tax payable	–	166,520	(166,520)	–
Deferred income taxes, net	5,011	(2,399)	–	2,612
Total current liabilities	54,316	211,088	(166,520)	98,884

Long-term debt and capital leases,
less current maturities	208,773	9,344	–	218,117
Due to/(from) subsidiaries	224,422	74,673	(299,095)	–
Other deferred liabilities	102,885	15,024	–	117,909
Total liabilities	590,396	310,129	(465,615)	434,910

Shareholders’ equity:
Common stock	602	–	–	602
Capital in excess of par value	75,592	–	–	75,592
Retained earnings	368,953	123,422	(123,422)	368,953
Accumulated other comprehensive loss	(9,593)	–	–	(9,593)
Total shareholders’ equity	435,554	123,422	(123,422)	435,554

Total liabilities & shareholders’ equity	$1,025,950	$433,551	$(589,037)	$870,464

Condensed Consolidating Balance Sheet
As of June 2, 2015 (as adjusted)
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$75,034	$297	$–	$75,331
Accounts receivable	1,557	3,730	–	5,287
Inventories	14,581	5,830	–	20,411
Income tax receivable	153,146	–	(153,146)	–
Other current assets	15,543	2,308	–	17,851
Total current assets	259,861	12,165	(153,146)	118,880

Property and equipment, net	554,089	198,085	–	752,174
Investment in subsidiaries	128,824	–	(128,824)	–
Due from/(to) subsidiaries	66,019	215,373	(281,392)	–
Other assets	44,118	10,280	–	54,398
Total assets	$1,052,911	$435,903	$(563,362)	$925,452

Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable	$18,533	$4,472	$–	$23,005
Accrued and other current liabilities	42,458	33,764	–	76,222
Current maturities of long-term debt,
including capital leases	(994)	11,072	–	10,078
Income tax payable	–	154,215	(153,146)	1,069
Deferred income taxes, net	2,839	(2,832)	–	7
Total current liabilities	62,836	200,691	(153,146)	110,381

Long-term debt and capital leases,
less current maturities	210,382	20,635	–	231,017
Deferred income taxes, net	(3,865)	5,307	–	1,442
Due to/(from) subsidiaries	215,373	66,019	(281,392)	–
Other deferred liabilities	102,602	14,427	–	117,029
Total liabilities	587,328	307,079	(434,538)	459,869

Shareholders’ equity:
Common stock	621	–	–	621
Capital in excess of par value	83,870	–	–	83,870
Retained earnings	392,032	128,824	(128,824)	392,032
Accumulated other comprehensive loss	(10,940)	–	–	(10,940)
Total shareholders’ equity	465,583	128,824	(128,824)	465,583

Total liabilities & shareholders’ equity	$1,052,911	$435,903	$(563,362)	$925,452

Condensed Consolidating Statement of Operations and
Comprehensive (Loss)/Income
For the Thirteen Weeks Ended March 1, 2016
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$194,527	$75,341	$–	$269,868
Franchise revenue	90	1,512	–	1,602
	194,617	76,853	–	271,470

Operating costs and expenses:
Cost of goods sold	54,209	20,934	–	75,143
Payroll and related costs	65,474	27,883	–	93,357
Other restaurant operating costs	40,008	15,303	–	55,311
Depreciation and amortization	9,008	3,724	–	12,732
Selling, general, and administrative	17,000	10,378	–	27,378
Intercompany selling, general, and
administrative allocations	10,726	(10,726)	–	–
Closures and impairments, net	3,993	2,130	–	6,123
Equity in earnings of subsidiaries	(5,676)	–	5,676	–
Interest expense, net	4,566	439	–	5,005
Intercompany interest expense/(income)	3,058	(3,058)	–	–
Gain on extinguishment of debt	(10)	–	–	(10)
	202,356	67,007	5,676	275,039

(Loss)/income before income taxes	(7,739)	9,846	(5,676)	(3,569)
(Benefit)/provision for income taxes	(4,653)	4,170	–	(483)

Net (loss)/income	$(3,086)	$5,676	$(5,676)	$(3,086)

Other comprehensive income:
Pension liability reclassification	885	–	–	885
Total comprehensive (loss)/income	$(2,201)	$5,676	$(5,676)	$(2,201)

Condensed Consolidating Statement of Operations and
Comprehensive (Loss)/Income
For the Thirty-Nine Weeks Ended March 1, 2016
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$583,055	$224,050	$–	$807,105
Franchise revenue	220	4,581	–	4,801
	583,275	228,631	–	811,906

Operating costs and expenses:
Cost of goods sold	160,212	61,477	–	221,689
Payroll and related costs	197,732	83,244	–	280,976
Other restaurant operating costs	126,234	47,669	–	173,903
Depreciation and amortization	27,305	11,169	–	38,474
Selling, general, and administrative	53,388	31,234	–	84,622
Intercompany selling, general, and
administrative allocations	32,188	(32,188)	–	–
Closures and impairments, net	16,080	2,828	–	18,908
Trademark impairment	–	1,999	–	1,999
Equity in earnings of subsidiaries	(18,907)	–	18,907	–
Interest expense, net	13,816	2,294	–	16,110
Intercompany interest expense/(income)	9,049	(9,049)	–	–
Gain on extinguishment of debt	(10)	–	–	(10)
	617,087	200,677	18,907	836,671

(Loss)/income before income taxes	(33,812)	27,954	(18,907)	(24,765)
(Benefit)/provision for income taxes	(10,733)	9,047	–	(1,686)

Net (loss)/income	$(23,079)	$18,907	$(18,907)	$(23,079)

Other comprehensive income:
Pension liability reclassification	1,347	–	–	1,347
Total comprehensive (loss)/income	$(21,732)	$18,907	$(18,907)	$(21,732)

Condensed Consolidating Statement of Operations and
Comprehensive (Loss)/Income
For the Thirteen Weeks Ended March 3, 2015
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$204,278	$80,114	$–	$284,392
Franchise revenue	4	1,517	–	1,521
	204,282	81,631	–	285,913

Operating costs and expenses:
Cost of goods sold	55,793	22,003	–	77,796
Payroll and related costs	67,959	28,721	–	96,680
Other restaurant operating costs	43,565	17,407	–	60,972
Depreciation and amortization	9,307	3,654	–	12,961
Selling, general, and administrative	18,244	10,704	–	28,948
Intercompany selling, general, and
administrative allocations	11,371	(11,371)	–	–
Closures and impairments, net	2,086	1,905	–	3,991
Equity in earnings of subsidiaries	(7,171)	–	7,171	–
Interest expense, net	4,654	792	–	5,446
Intercompany interest expense/(income)	3,040	(3,040)	–	–
	208,848	70,775	7,171	286,794

(Loss)/income before income taxes	(4,566)	10,856	(7,171)	(881)
(Benefit)/provision for income taxes	(3,797)	3,685	–	(112)

Net (loss)/income	$(769)	$7,171	$(7,171)	$(769)

Other comprehensive loss:
Pension liability reclassification	463	–	–	463
Total comprehensive (loss)/income	$(306)	$ 7,171	$(7,171)	$ (306)

Condensed Consolidating Statement of Operations and
Comprehensive (Loss)/Income
For the Thirty-Nine Weeks Ended March 3, 2015
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$595,401	$229,654	$–	$825,055
Franchise revenue	188	4,511	–	4,699
	595,589	234,165	–	829,754

Operating costs and expenses:
Cost of goods sold	162,041	62,548	–	224,589
Payroll and related costs	202,349	84,137	–	286,486
Other restaurant operating costs	130,314	49,392	–	179,706
Depreciation and amortization	28,197	11,122	–	39,319
Selling, general, and administrative	55,013	32,128	–	87,141
Intercompany selling, general, and
administrative allocations	32,986	(32,986)	–	–
Closures and impairments, net	4,390	2,158	–	6,548
Equity in earnings of subsidiaries	(19,278)	–	19,278	–
Interest expense, net	13,901	2,882	–	16,783
Intercompany interest expense/(income)	8,930	(8,930)	–	–
	618,843	202,451	19,278	840,572

(Loss)/income before income taxes	(23,254)	31,714	(19,278)	(10,818)
(Benefit)/provision for income taxes	(15,777)	12,436	–	(3,341)

Net (loss)/income	$(7,477)	$19,278	$(19,278)	$(7,477)

Other comprehensive loss:
Pension liability reclassification	1,390	–	–	1,390
Total comprehensive (loss)/income	$(6,087)	$ 19,278	$(19,278)	$ (6,087)

Condensed Consolidating Statement of Cash Flows
For the Thirty-Nine Weeks Ended March 1, 2016
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated

Net cash (used)/provided by operating activities	$(8,133)	$41,932	$(15,260)	$18,539

Investing activities:
Purchases of property and equipment	(19,892)	(7,454)	–	(27,346)
Proceeds from disposal of assets	6,193	–	–	6,193
Other, net	2,444	–	–	2,444
Net cash used by investing activities	(11,255)	(7,454)	–	(18,709)

Financing activities:
Principal payments on long-term debt	(2,390)	(10,274)	–	(12,664)
Stock repurchases	(10,009)	–	–	(10,009)
Payments for debt issuance costs	(30)	–	–	(30)
Intercompany transactions	9,049	(24,309)	15,260	–
Net cash provided by financing activities	(3,380)	(34,583)	15,260	(22,703)

Decrease in cash and cash equivalents	(22,768)	(105)	–	(22,873)
Cash and cash equivalents:
Beginning of year	75,034	297	–	75,331
End of quarter	$52,266	$192	$–	$52,458

Condensed Consolidating Statement of Cash Flows
For the Thirty-Nine Weeks Ended March 3, 2015
(In thousands)

	Parent	Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$37,226	$51,900	$(61,699)	$27,427

Investing activities:
Purchases of property and equipment	(16,569)	(4,565)	–	(21,134)
Proceeds from disposal of assets	7,649	1,047	–	8,696
Other, net	2,043	135	–	2,178
Net cash used by investing activities	(6,877)	(3,383)	–	(10,260)

Financing activities:
Principal payments on long-term debt	(6)	(7,406)	–	(7,412)
Stock repurchases	(73)	–	–	(73)
Payments for debt issuance costs	(281)	–	–	(281)
Proceeds from exercise of stock options	457	–	–	457
Excess tax benefits from share-based
compensation	37	–	–	37
Intercompany transactions	(20,570)	(41,129)	61,699	–
Net cash used by financing activities	(20,436)	(48,535)	61,699	(7,272)

Increase/(decrease) in cash and cash equivalents	9,913	(18)	–	9,895
Cash and cash equivalents:
Beginning of year	51,012	314	–	51,326
End of quarter	$60,925	$296	$–	$61,221

NOTE 15 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Not Yet Adopted
In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods therein (our fiscal year 2018).  Early application is permitted.  We are currently evaluating the impact of this guidance on our Condensed Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months.  The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases.  The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply.  ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods therein (our fiscal year 2020).  Early application is permitted.  We are currently evaluating the impact of this guidance on our Condensed Consolidated Financial Statements.

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

In May 2014, the FASB and International Accounting Standards Board jointly issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).  ASU 2014-09 will replace almost all existing revenue recognition guidance, including industry specific guidance, upon its effective date.  The standard’s core principle is for a company to recognize revenue when it transfers goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled.  A company may also need to use more judgment and make more estimates when recognizing revenue, which could result in additional disclosures.  ASU 2014-09 also provides guidance for transactions that were not addressed comprehensively in previous guidance, such as the recognition of breakage income from the sale of gift cards.  The standard permits the use of either the retrospective or cumulative effect transition method.  The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (the first quarter of our fiscal year 2019).  Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  We do not expect the adoption of this guidance to impact our recognition of Company-owned restaurants sales and operating revenue or our recognition of continuing fees from franchisees, which are based on a percentage of franchise sales.  We have not yet selected a transition method and are continuing to evaluate the impact of this guidance on our less significant revenue transactions, such as initial franchise license fees.

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

General:

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”), owns and operates Ruby Tuesday® casual dining and Lime Fresh Mexican Grill® (“Lime Fresh”) fast casual restaurants.  As of March 1, 2016, we owned and operated 649, and franchised 80, Ruby Tuesday restaurants.  Ruby Tuesday restaurants can be found in 44 states, 13 foreign countries, and Guam.

As of March 1, 2016, there were eight Company-owned and operated Lime Fresh restaurants, as well as eight domestic Lime Fresh restaurants operated by franchisees.  In an effort to focus on our core Ruby Tuesday concept, during the second quarter of fiscal year 2016 we entered into an agreement to sell eight Company-owned Lime Fresh restaurants in Florida for approximately $6.3 million, which we expect to complete over the remainder of fiscal year 2016, and closed the remaining 11 Company-owned Lime Fresh restaurants.

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

Enhancing Our Business Model
Over the past few fiscal years, we made progress towards lowering our overall cost structure with identified reductions in cost of goods sold, payroll and related costs, and selling, general, and administrative expenses.  In April 2014, we implemented a new labor management system to facilitate more efficient staffing that is contributing to lower labor costs.  We have also implemented enhanced business processes and capabilities, such as an inventory/food waste management system that should benefit our business model by reducing food waste and manager time on inventory management leading to a better customer experience and improved profitability.

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

As part of our transformation strategy, we have taken what we believe to be meaningful steps to improve our food, customer experience, organizational capabilities, and business model.  We continue to transform our menu to be broadly appealing, approachable, and affordable by offering compelling value throughout the menu at a wide-range of price points.  Additionally, we are testing an initiative to enhance our Garden Bar which is a differentiator for our brand and utilized by approximately half of our guests.  Our intent is to incorporate customer feedback to continue to evolve our food offering as well as to promote menu items that customers find highly satisfying.

Enhancing our service is also a critical component of our brand transformation strategy.  In January 2015, we rolled-out a new service training platform which encourages our restaurant teams to provide a genuine, customized experience to our customers while also reinforcing techniques to build add-on sales for beverages, appetizers and desserts.  We believe that there are additional opportunities to improve the guest experience by simplifying the menu, recipes, and operating processes which could result in a better and more consistent service execution and guest experience.

To further enhance the atmosphere of our restaurants, we are currently developing a remodel plan and began testing prototypes in fiscal year 2016 to determine sales building potential, cost effectiveness, and return on investment.  These changes are designed to create an improved dining atmosphere for our customers.

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

Strengthen our Balance Sheet to Facilitate Growth and Value Creation
Our priority for the use of cash is to drive shareholder value.  Our objective is to continue to maintain adequate cash levels to support business needs, while investing in our key brand transformation initiatives.  Additionally, we will consider other options such as reducing outstanding debt levels and share repurchases.  Our success in the key strategic initiatives outlined above should enable us to improve both our returns on assets and equity and create additional shareholder value.

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

Results of Operations:

The following is an overview of our results of operations for the 13- and 39-week periods ended March 1, 2016:

Net loss was $3.1 million for the 13 weeks ended March 1, 2016 compared to $0.8 million for the corresponding period of the previous fiscal year.  Diluted loss per share for the 13 weeks ended March 1, 2016 was $0.05 compared to $0.01 for the corresponding period of the prior fiscal year as a result of an increase in net loss as discussed later within this MD&A.

During the 13 weeks ended March 1, 2016:

•	Same-restaurant sales* at Company-owned Ruby Tuesday restaurants decreased 3.1%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants increased 1.7%;
•	Six Company-owned Ruby Tuesday restaurants were closed;
•	Two franchised Ruby Tuesday restaurants were opened;
•	We repurchased and retired 1.9 million shares of our common stock at an aggregate cost of $10.0 million;
•	We repurchased $2.5 million of the Senior Notes. The repurchases settled for $2.4 million plus accrued interest. We realized a negligible gain on these transactions; and

•	Mike Ellis, an executive with more than 30 years of restaurant industry experience and 24 years of development experience, was appointed Chief Development Officer on February 29, 2016.

Net loss was $23.1 million for the 39 weeks ended March 1, 2016 compared to $7.5 million for the corresponding period of the previous fiscal year.  Diluted loss per share for the 39 weeks ended March 1, 2016 was $0.38 compared to $0.12 for the corresponding period of the prior fiscal year as a result of an increase in net loss as discussed later within this MD&A.

During the 39 weeks ended March 1, 2016:

•	Same-restaurant sales* at Company-owned Ruby Tuesday restaurants decreased 0.6%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants increased 4.4%;
•	Nine Company-owned Ruby Tuesday restaurants were closed;
•	Four franchised Ruby Tuesday restaurants were opened and two were closed;
•
We entered into an agreement with Rubio’s Restaurants, Inc. to sell eight Company-owned Lime Fresh restaurants in Florida for approximately $6.3 million.  The completion of the transaction is targeted for later in fiscal year 2016;

•	11 Company-owned Lime Fresh restaurants were closed;
•	One franchised Lime Fresh restaurant was opened;
•	We prepaid and retired ten mortgage loan obligations with an aggregate balance of $8.2 million plus prepayment penalties of $0.9 million and an insignificant amount of accrued interest;
•	We repurchased and retired 1.9 million shares of our common stock at an aggregate cost of $10.0 million;
•	We repurchased $2.5 million of the Senior Notes. The repurchases settled for $2.4 million plus accrued interest. We realized a negligible gain on these transactions;
•	Mike Ellis, an executive with more than 30 years of restaurant industry experience and 24 years of development experience, was appointed Chief Development Officer on February 29, 2016; and
•
On July 25, 2015, Todd A. Burrowes voluntarily resigned as the Company’s President, Ruby Tuesday Concept and Chief Operations Officer.  On July 27, 2015, Brett A. Patterson, an executive with over 25 years of restaurant industry experience who was then our Senior Vice President of Operations, was appointed Ruby Tuesday Concept President.

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

	Thirteen weeks ended				Thirty-nine weeks ended
		March 1,		March 3,		March 1,		March 3,
		2016		2015		2016		2015
Revenue:
Restaurant sales and operating revenue		99.4%		99.5%		99.4%		99.4%
Franchise revenue		0.6		0.5		0.6		0.6
Total revenue		100.0		100.0		100.0		100.0
Operating costs and expenses:
Cost of goods sold (1)		27.8		27.4		27.5		27.2
Payroll and related costs (1)		34.6		34.0		34.8		34.7
Other restaurant operating costs (1)		20.5		21.4		21.5		21.8
Depreciation and amortization (1)		4.7		4.6		4.8		4.8
Selling, general and administrative, net		10.1		10.1		10.4		10.5
Closures and impairments, net		2.3		1.4		2.3		0.8
Trademark impairment		–		–		0.2		–
Interest expense, net		1.8		1.9		2.0		2.0
Gain on extinguishment of debt		–		–		–		–
Total operating costs and expenses		101.3		100.3		103.1		101.3
Loss before income taxes		(1.3)		(0.3)		(3.1)		(1.3)
Benefit for income taxes		(0.2)		–		(0.2)		(0.4)
Net loss	(1	.1)%	(0	.3)%	(2	.8)%	(0	.9)%

(1)     As a percentage of restaurant sales and operating revenue.

The following table shows Company-owned Ruby Tuesday and Lime Fresh concept restaurant activity for the 13- and 39-week periods ended March 1, 2016 and March 3, 2015.

	Ruby Tuesday	Lime Fresh	Total
13 weeks ended March 1, 2016
Beginning number	655	8	663
Opened	–	–	–
Closed	(6))	–	(6))
Ending number	649	8	657

39 weeks ended March 1, 2016
Beginning number	658	19	677
Opened	–	–	–
Closed	(9))	(11))	(20))
Ending number	649	8	657

13 weeks ended March 3, 2015
Beginning number	663	20	683
Opened	–	–	–
Closed	(5))	(1))	(6))
Ending number	658	19	677

39 weeks ended March 3, 2015
Beginning number	668	20	688
Opened	1	–	1
Closed	(11))	(1))	(12))
Ending number	658	19	677

The following table shows franchised Ruby Tuesday and Lime Fresh concept restaurant activity for the 13- and 39-week periods ended March 1, 2016 and March 3, 2015.

	Thirteen weeks ended		Thirty-nine weeks ended
	March 1, 2016	March 3, 2015	March 1, 2016	March 3, 2015
Ruby Tuesday
Beginning number	78	81	78	79
Opened	2	1	4	6
Closed	–	(3)	(2)	(6)
Ending number	80	79	80	79

Lime Fresh
Beginning number	8	8	7	6
Opened	–	–	1	2
Closed	–	(1)	–	(1)
Ending number	8	7	8	7

Revenue

Restaurant sales and operating revenue by concept for the 13 and 39 weeks ended March 1, 2016 and March 3, 2015 was as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	March 1, 2016	March 3, 2015	March 1, 2016	March 3, 2015
Restaurant sales and operating revenue:
Ruby Tuesday concept	$267,268	$279,798	$795,469	$810,888
Lime Fresh concept	2,600	4,594	11,636	14,167
Total	$269,868	$284,392	$807,105	$825,055

The Ruby Tuesday concept restaurant sales and operating revenue for the 13 weeks ended March 1, 2016 decreased 4.5% to $267.3 million compared to the corresponding period of the prior fiscal year.  This decrease is primarily a result of restaurant closings since the corresponding quarter of the prior fiscal year coupled with a 3.1% decrease in same-restaurant sales at Company-owned Ruby Tuesday restaurants.  The decrease in Ruby Tuesday concept same-restaurant sales is attributable to a 5.9% decrease in customer traffic due in part to inclement weather in many of our core markets during the current quarter offset by a 2.8% increase in net check.

The Lime Fresh concept restaurant sales and operating revenue for the 13 weeks ended March 1, 2016 decreased 43.4% to $2.6 million compared to the corresponding period of the prior fiscal year.  This decrease is primarily due to restaurant closures since the same quarter of the prior fiscal year.

The Ruby Tuesday concept restaurant sales and operating revenue for the 39 weeks ended March 1, 2016 decreased 1.9% to $795.5 million compared to the corresponding period of the prior fiscal year.  This decrease is primarily a result of restaurant closings since the corresponding period of the prior fiscal year coupled with a 0.6% decrease in same-restaurant sales at Company-owned Ruby Tuesday restaurants.  The decrease in Ruby Tuesday concept same-restaurant sales is attributable to a 3.7% decrease in customer traffic due in part to inclement weather in many of our core markets during the current period offset by a 3.1% increase in net check.

The Lime Fresh concept restaurant sales and operating revenue for the 39 weeks ended March 1, 2016 decreased 17.9% to $11.6 million compared to the corresponding period of the prior fiscal year.  This decrease is primarily due to restaurant closures since the corresponding period of the prior fiscal year.

Franchise revenue for the 13 and 39 weeks ended March 1, 2016 and March 3, 2015 was as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	March 1, 2016	March 3, 2015	March 1, 2016	March 3, 2015
Franchise revenue:
Ruby Tuesday concept	$1,309	$1,320	$4,108	$4,087
Lime Fresh concept	293	201	693	612
Total	$1,602	$1,521	$4,801	$4,699

Franchise revenue for the 13 weeks ended March 1, 2016 increased 5.3% to $1.6 million compared to the corresponding period of the prior fiscal year.  Franchise revenue is predominately comprised of domestic and international franchise royalties, which totaled $1.5 million for both 13-week periods ended March 1, 2016 and March 3, 2015.  The increase in franchise revenue for the 13 weeks ended March 1, 2016 was primarily due to a $0.1 million increase in domestic franchise development fees as compared to the corresponding period of the prior fiscal year.

Franchise revenue for the 39 weeks ended March 1, 2016 increased 2.2% to $4.8 million compared to the corresponding period of the prior fiscal year.  As previously discussed, franchise revenue is predominately comprised of domestic and international franchise royalties, which totaled $4.6 million and $4.5 million for the 39-week periods ended March 1, 2016 and March 3, 2015, respectively.  The increase in franchise revenue for the 39 weeks ended March 1, 2016 was primarily due to the increase in domestic royalty fees as compared to the corresponding period of the prior fiscal year.

Segment Profit

Segment profit by reportable segment for the 13 and 39 weeks ended March 1, 2016 and March 3, 2015 is as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	March 1, 2016	March 3, 2015	March 1, 2016	March 3, 2015
Segment profit/(loss):
Ruby Tuesday concept	$21,771	$28,307	$67,752	$79,152
Lime Fresh concept	1,860	133	(5,361)	(1,347)
Total segment profit	$23,631	$28,440	$62,391	$77,805

Segment profit for the 13 weeks ended March 1, 2016 for the Ruby Tuesday concept decreased $6.5 million to $21.8 million compared to the 13 weeks ended March 3, 2015 due to a 3.1% decrease in same-restaurant sales at Company-owned Ruby Tuesday restaurants, increases in closures and impairments expense of $3.4 million as a result of higher impairments of poor performing open restaurants as compared to the corresponding period of the prior fiscal year, and increases in advertising spending of $0.8 million due primarily to higher internet, direct mail, and other promotional advertising costs offset by decreases in television advertising.  These were partially offset by decreases in cost of goods sold, payroll and related costs, and other restaurant operating costs as further discussed later within this MD&A, and decreases in general and administrative expenses of $1.0 million primarily as a result of a lower accrual for executive bonus, and reductions in share-based compensation expense and management labor.

Segment profit for the 13 weeks ended March 1, 2016 for the Lime Fresh concept increased $1.7 million compared to the 13 weeks ended March 3, 2015 to $1.9 million due primarily to decreases in closures and impairments expense of $1.1 million as we settled eight leases associated with closed Lime Fresh restaurants during the current fiscal quarter, coupled with lower cost of goods sold, payroll and related costs, other restaurant operating costs, and selling, general and administrative expenses as further discussed later within this MD&A.

Segment profit for the 39 weeks ended March 1, 2016 for the Ruby Tuesday concept decreased $11.4 million to $67.8 million compared to the 39 weeks ended March 3, 2015 due primarily to a 0.6% decrease in same-restaurant sales at Company-owned Ruby Tuesday restaurants, increases in closures and impairments expense of $7.8 million as a result of higher impairments of poor performing open restaurants as compared to the corresponding period of the prior fiscal year, and increases in advertising spending of $2.5 million due primarily to higher internet, magazine, direct mail, and other promotional advertising costs offset by decreases in television advertising.  These were partially offset by lower cost of goods sold, payroll and related costs, and other restaurant operating costs as further discussed later within this MD&A, and decreases in general and administrative expenses of $3.9 million as a result of lower share-based compensation expense due in part to a forfeiture credit as further discussed in Note 10 to the Condensed Consolidated Financial Statements, a lower accrual for executive bonus, and decreased management labor from reductions in staffing.

Segment losses for the 39 weeks ended March 1, 2016 for the Lime Fresh concept increased $4.0 million compared to the 39 weeks ended March 3, 2015 to $5.4 million due primarily to increases in closures and impairments expense of $5.1 million as the current period Lime Fresh segment losses include impairment and other charges for eleven company-owned Lime Fresh restaurants which closed during the second quarter of fiscal year 2016.  This was partially offset by lower cost of goods sold, payroll and related costs, other restaurant operating costs, and selling, general and administrative expenses as further discussed later within this MD&A.

The following is a reconciliation of segment profit to loss before income taxes for the 13 and 39 weeks ended March 1, 2016 and March 3, 2015 (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	March 1, 2016	March 3, 2015	March 1, 2016	March 3, 2015
Segment profit	$23,631	$28,440	$62,391	$77,805
Less:
Depreciation and amortization	(12,732)	(12,961)	(38,474)	(39,319)
Unallocated general and
administrative expenses	(9,457)	(10,777)	(30,501)	(31,562)
Preopening expenses	–	(50)	–	(253)
Trademark impairment	–	–	(1,999)	–
Interest expense, net	(5,005)	(5,446)	(16,110)	(16,783)
Other expense, net	(6)	(87)	(72)	(706)
Loss before income taxes	$(3,569)	$(881)	$(24,765)	$(10,818)

Pre-tax Loss

Pre-tax loss was $3.6 million for the 13 weeks ended March 1, 2016 compared to $0.9 million for the corresponding period of the prior fiscal year.  The increase in pre-tax loss is due primarily to a decrease in same-restaurant sales of 3.1% at Company-owned Ruby Tuesday restaurants, higher closures and impairments expense ($2.1 million), and increases, as a percentage of restaurant sales and operating revenue, of cost of goods sold, payroll and related costs, and depreciation and amortization.  These were partially offset by a decrease in interest expense, net ($0.4 million) and a decrease, as a percentage of restaurant sales and operating revenue, of other restaurant operating costs.

Pre-tax loss was $24.8 million for the 39 weeks ended March 1, 2016 compared to $10.8 million for the corresponding period of the prior fiscal year.  The increase in pre-tax loss is due primarily to a decrease in same-restaurant sales of 0.6% at Company-owned Ruby Tuesday restaurants, higher closures and impairments expense ($12.4 million), a partial impairment of the Lime Fresh trademark ($2.0 million), and an increase, as a percentage of restaurant sales and operating revenue, of costs of goods sold and payroll and related costs.  These were partially offset by a decrease in interest expense, net ($0.7 million) and decreases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of other restaurant operating costs and selling, general and administrative, net.

In the paragraphs that follow, we discuss in more detail the components of the increase in pre-tax loss for the 13- and 39-week periods ended March 1, 2016, as compared to the comparable periods in the prior fiscal year.  Because a significant portion of the costs recorded in the cost of goods sold, payroll and related costs, other restaurant operating costs, and depreciation and amortization categories are either variable or highly correlative with the number of restaurants we operate, we evaluate our trends by comparing the costs as a percentage of restaurant sales and operating revenue, as well as the absolute dollar change, to the comparable prior year period.

Cost of Goods Sold

Cost of goods sold decreased $2.7 million (3.4%) to $75.1 million for the 13 weeks ended March 1, 2016, over the corresponding period of the prior fiscal year.  As a percentage of restaurant sales and operating revenue, cost of goods sold increased from 27.4% to 27.8%.

Cost of goods sold decreased $2.9 million (1.3%) to $221.7 million for the 39 weeks ended March 1, 2016, over the corresponding period of the prior fiscal year.  As a percentage of restaurant sales and operating revenue, cost of goods sold increased from 27.2% to 27.5%.

The absolute dollar decrease in cost of goods sold for the 13- and 39-week periods ended March 1, 2016 was primarily the result of restaurant closures and, for the 39 weeks ended March 1, 2016, $1.4 million in settlement proceeds from a class-action lawsuit against a former vendor, which was offset by price increases on certain produce items since the corresponding periods of the prior fiscal year coupled with a shift in menu mix associated with menu changes introduced in November 2015.

As a percentage of restaurant sales and operating revenue, the increase in cost of goods sold for the 13- and 39-weeks ended March 1, 2016 is primarily the result of price increases and a shift in menu mix since the corresponding periods of the prior fiscal year as discussed above.

Payroll and Related Costs

Payroll and related costs decreased $3.3 million (3.4%) to $93.4 million for the 13 weeks ended March 1, 2016, as compared to the corresponding period in the prior fiscal year.  As a percentage of restaurant sales and operating revenue, payroll and related costs increased from 34.0% to 34.6%.

Payroll and related costs decreased $5.5 million (1.9%) to $281.0 million for the 39 weeks ended March 1, 2016, as compared to the corresponding period in the prior fiscal year.  As a percentage of restaurant sales and operating revenue, payroll and related costs increased from 34.7% to 34.8%.

The absolute dollar decrease in payroll and related costs for the 13- and 39-week periods ended March 1, 2016 was primarily due to restaurant closures, reductions in overtime as a result of scheduling improvements, decreased management labor costs, and lower workers’ compensation costs due to favorable claims experience since the corresponding periods of the prior fiscal year.  These reductions were partially offset by higher health insurance due to unfavorable claims experience.

As a percentage of restaurant sales and operating revenue, the increase in payroll and related costs for the 13 and 39 weeks ended March 1, 2016 is primarily the result of loss of leveraging associated with lower sales volumes.

Other Restaurant Operating Costs

Other restaurant operating costs decreased $5.7 million (9.3%) to $55.3 million for the 13-week period ended March 1, 2016, as compared to the corresponding period in the prior fiscal year.  As a percentage of restaurant sales and operating revenue, these costs decreased from 21.4% to 20.5%.

For the 13 weeks ended March 1, 2016, the decrease in other restaurant operating costs related to the following (in thousands):

Repairs	$1,670
Legal	1,150
Utilities	1,040
Insurance	733
Rent and leasing	550
Other decreases, net	518
Net decrease	$5,661

In both absolute dollars and as a percentage of restaurant sales and operating revenue for the 13-week period ended March 1, 2016, the decrease was a result of lower building repairs, utilities, and rent and leasing due in part to restaurant closures since the corresponding period of the prior fiscal year, lower legal costs related to pending litigation, and insurance as a result of favorable general liability claims.  In addition, the decrease as a percentage of restaurant sales and operating revenue was partially offset by loss of leveraging associated with lower sales volumes.

Other restaurant operating costs decreased $5.8 million (3.2%) to $173.9 million for the 39-week period ended March 1, 2016, as compared to the corresponding period in the prior fiscal year.  As a percentage of restaurant sales and operating revenue, these costs decreased from 21.8% to 21.5%.

For the 39 weeks ended March 1, 2016, the decrease in other restaurant operating costs related to the following (in thousands):

Utilities	$1,526
Legal	1,508
Repairs	1,400
Insurance	1,180
Rent and leasing	952
Other decreases, net	313
Business interruption recoveries	(1,076)
Net decrease	$5,803

In both absolute dollars and as a percentage of restaurant sales and operating revenue for the 39-week period ended March 1, 2016, the decrease was a result of lower utilities, building repairs, and rent and leasing due in part to restaurant closures since the corresponding period of the prior fiscal year, lower legal costs related to pending litigation, and insurance as a result of favorable general liability claims.  These were offset by business interruption recoveries related to claims collected in the prior fiscal year for certain of our restaurants in the Gulf Coast area.  In addition, the decrease as a percentage of restaurant sales and operating revenue was partially offset by loss of leveraging associated with lower sales volumes.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.2 million (1.8%) to $12.7 million for the 13-week period ended March 1, 2016, as compared to the corresponding period in the prior fiscal year.  As a percentage of restaurant sales and operating revenue, depreciation and amortization expense increased from 4.6% to 4.7%.

Depreciation and amortization expense decreased $0.8 million (2.1%) to $38.5 million for the 39-week period ended March 1, 2016, as compared to the corresponding period in the prior fiscal year.  As a percentage of restaurant sales and operating revenue, depreciation and amortization expense was consistent with the same period of the prior fiscal year at 4.8%.

The absolute dollar decrease in depreciation and amortization for the 13- and 39-week periods ended March 1, 2016 is due primarily to assets that became fully depreciated or were impaired since the corresponding periods of the prior fiscal year coupled with restaurant closures.

As a percentage of restaurant sales and operating revenue, the increase in depreciation and amortization for the 13 weeks ended March 1, 2016 is primarily the result of loss of leveraging associated with lower sales volumes.

Selling, General and Administrative Expenses, Net

Selling, general and administrative expenses, net decreased $1.6 million (5.4%) to $27.4 million for the 13-week period ended March 1, 2016, as compared to the corresponding period in the prior fiscal year.

Selling, general and administrative expenses, net decreased $2.5 million (2.9%) to $84.6 million for the 39-week period ended March 1, 2016, as compared to the corresponding period in the prior fiscal year.

The decrease for the 13 weeks ended March 1, 2016 is due to lower general and administrative costs ($2.4 million) offset by higher advertising ($0.8 million).  The reduction in general and administrative costs is primarily due to a lower accrual for executive bonus and reductions in share-based compensation expense.  The increase in advertising is primarily as a result of higher internet, direct mail, and other promotional advertising costs offset by decreases in television advertising.

The decrease for the 39 weeks ended March 1, 2016 is due to lower general and administrative costs ($4.9 million) offset by higher advertising ($2.4 million).  The reduction in general and administrative costs is primarily due to lower share-based compensation expense as a result of a forfeiture credit as further discussed in Note 10 to the Condensed Consolidated Financial Statements, a lower accrual for executive bonus, and decreased management labor from reductions in staffing.  These were partially offset by higher employee benefit-related costs, travel costs associated with restaurant manager training at our Restaurant Support Services Center, and consulting fees.  The increase in advertising is primarily a result of higher internet, magazine, direct mail, and other promotional advertising costs offset by decreases in television advertising.

Closures and Impairments, Net

Closures and impairments, net increased $2.1 million to $6.1 million for the 13-week period ended March 1, 2016, as compared to the corresponding period of the prior fiscal year.  The increase for the 13-week period ended March 1, 2016 is primarily due to higher property impairment charges ($3.4 million) resulting from the impairment of nine poor performing open Ruby Tuesday concept restaurants and other closing costs ($0.2 million) coupled with lower gains on the sale of surplus properties ($0.1 million).  These were partially offset by lower closed restaurant lease reserve expense ($1.6 million) as we favorably settled eight leases associated with closed Lime Fresh restaurants during the 13 weeks ended March 1, 2016.

Closures and impairments, net increased $12.4 million to $18.9 million for the 39-week period ended March 1, 2016, as compared to the corresponding period of the prior fiscal year.  The increase for the 39-week period ended March 1, 2016 is primarily due to higher property impairment charges ($9.9 million) resulting from the closure of 11 Lime Fresh restaurants and the impairment of 15 poor performing open Ruby Tuesday concept restaurants, closed restaurant lease reserve expense ($2.0 million), and other closing costs ($0.2 million), coupled with lower gains on the sale of surplus properties ($0.3 million).  Included within closures and impairments, net for the 39 weeks ended March 1, 2016 are $6.4 million of impairments, lease reserves, severance, and other charges relating to the closed Lime Fresh restaurants.

See Note 7 to our Condensed Consolidated Financial Statements for further information on our closures and impairment charges recorded during the 13 and 39 weeks ended March 1, 2016 and March 3, 2015.  Further information regarding closures and impairments expense for the Ruby Tuesday and Lime Fresh concepts for all periods presented is contained in Note 11 to the Condensed Consolidated Financial Statements.

As a result of our impairment analysis for the 13-week period ended March 1, 2016, we had 67 restaurants that had been open for more than six full quarters with rolling 12-month negative cash flows of which 38 have been impaired to salvage value.  Included within the 29 restaurants which remained were three owned properties for which we recorded impairments based on the estimated values of the properties.  Of the remaining 26 restaurants, we reviewed the plans to improve cash flows and determined that no impairments were necessary.  The remaining net book value of the 29 restaurants, 13 of which are located on owned properties, was $25.8 million at March 1, 2016.  Included within the net book value of these 13 owned properties are land costs of $10.5 million.

Should cash flows at these 29 cash flow negative restaurants not improve within a reasonable period of time, in some cases as early as our fourth quarter of fiscal year 2016, further impairment charges may occur.  Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs, salvage value, and sublease income.  Accordingly, actual results could vary significantly from quarter to quarter and from our estimates.

Trademark Impairment

As previously discussed within this MD&A, during the second quarter of fiscal year 2016 we entered into an agreement to sell eight Company-owned Lime Fresh restaurants in Florida for approximately $6.3 million, which we expect to complete over the remainder of fiscal year 2016, and closed the remaining 11 Company-owned Lime Fresh restaurants.  In connection with these events, we concluded during the second quarter of fiscal year 2016 that the Lime Fresh trademark was partially impaired.  Accordingly, we recorded a non-cash charge of $2.0 million representing a partial impairment of the Lime Fresh trademark.  The Lime Fresh trademark has a net book value of $0.9 million remaining at March 1, 2016.

Interest Expense, Net

Interest expense, net decreased $0.4 million to $5.0 million for the 13 weeks ended March 1, 2016, as compared to the corresponding period in the prior fiscal year, primarily due to lower interest resulting from the early payoff of certain mortgage loans since the corresponding period of the prior fiscal year coupled with lower interest on our Senior Notes as a result of repurchases as discussed below.

Interest expense, net decreased $0.7 million to $16.1 million for the 39 weeks ended March 1, 2016, as compared to the corresponding period in the prior fiscal year, primarily for the same reason as mentioned above, which was partially offset by $0.9 million in prepayment premiums paid in connection with ten mortgage obligations that we prepaid and retired during the first quarter of fiscal year 2016.

Gain on Extinguishment of Debt

Under the terms of the Senior Credit Facility we are allowed, under certain circumstances, to repurchase up to $20.0 million of the Senior Notes in any fiscal year.  During the 13 weeks ended March 1, 2016, we repurchased $2.5 million of the Senior Notes for $2.4 million plus accrued interest.  We realized a negligible gain on these transactions.

Benefit for Income Taxes

Under Accounting Standards Codification 740 (“ASC 740”), companies are required to apply their estimated annual tax rate on a year-to-date basis in each interim period.  Under ASC 740, companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable.  In this situation, the interim tax rate should be based on the actual year-to-date results.  Due to changes in our projections, which have fluctuated as we work through our brand repositioning, a reliable projection of our annual effective rate has been difficult to determine.  As such, we recorded a tax provision for the 13 and 39 weeks ended March 1, 2016 and March 3, 2015 based on the actual year-to-date results, in accordance with ASC 740.

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

We recorded a tax benefit of $0.5 million and $1.7 million for the 13 and 39 weeks ended March 1, 2016, respectively, compared to a tax benefit of $0.1 million and $3.3 million for the 13 and 39 weeks ended March 3, 2015.  Included in our $3.3 million tax benefit for the 39 weeks ended March 3, 2015 was a benefit of $3.2 million recorded during the first quarter of fiscal year 2015, representing an immaterial prior period correction to our deferred tax asset valuation allowance.

Liquidity and Capital Resources:

Cash and cash equivalents (decreased)/increased by $(22.9) million and $9.9 million during the first 39 weeks of fiscal year 2016 and 2015, respectively.  The change in cash and cash equivalents is as follows (in thousands):

	Thirty-nine weeks ended
	March 1, 2016	March 3, 2015
Cash provided by operating activities	$18,539	$27,427
Cash used by investing activities	(18,709)	(10,260)
Cash used by financing activities	(22,703)	(7,272)
(Decrease)/increase in cash and cash equivalents	$(22,873)	$9,895

Operating Activities

Our cash provided by operations is generally derived from cash receipts generated by our restaurant customers and franchisees.  Substantially all of the $807.1 million and $825.1 million of restaurant sales and operating revenue disclosed in our Condensed Consolidated Statements of Operations and Comprehensive Loss for the 39 weeks ended March 1, 2016 and March 3, 2015, respectively, was received in cash either at the point of sale or within two to four days (when our customers paid with debit or credit cards).  Our primary uses of cash for operating activities are food and beverage purchases, payroll and benefit costs, restaurant operating costs, general and administrative expenses, and marketing, a significant portion of which are incurred and paid in the same period.

Cash provided by operating activities for the 39 weeks ended March 1, 2016 and March 3, 2015 was $18.5 million and $27.4 million, respectively.  The decrease is primarily the result of lower Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”), decreases in accounts payable, accrued, and other liabilities due to the timing of payments, and an increase in cash paid for taxes ($1.5 million).  These were partially offset by lower cash paid for interest ($0.5 million) due to the prepayment of certain of our mortgage obligations and other principal payments on our debt since the corresponding period of the prior fiscal year and a decrease in amounts spent on media advertising (approximately $0.5 million).

Our working capital deficiency and current ratio as of March 1, 2016 were $0.1 million and 1.0:1, respectively.  As is common in the restaurant industry, we typically carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset), stock repurchases (thereby reducing equity), or debt reduction (a long-term liability), and receivable and inventory levels are not significant.

Investing Activities

We require capital principally for the maintenance and upkeep of our existing restaurants, limited new restaurant construction, investments in technology, equipment, remodeling of existing restaurants, and on occasion for the acquisition of franchisees or other restaurant concepts.  Property and equipment expenditures purchased with cash on hand for the 39 weeks ended March 1, 2016 and March 3, 2015 were $27.3 million and $21.1 million, respectively.  In addition, proceeds from the disposal of assets produced $6.2 million and $8.7 million of cash during the 39 weeks ended March 1, 2016 and March 3, 2015.

Capital expenditures for the remainder of the fiscal year are estimated to be approximately $6.7 million to $8.7 million.  We intend to fund our investing activities with cash currently on hand, cash provided by operations, or borrowings on the Senior Credit Facility.

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

On May 14, 2012, we entered into an indenture (the “Indenture”) among Ruby Tuesday, Inc., certain subsidiaries of the Company as guarantors and Wells Fargo Bank, National Association as trustee, governing the Company’s $250.0 million aggregate principal amount of the Senior Notes.  The Senior Notes were issued at a discount of $3.7 million, which is being amortized using the effective interest method over the eight-year term of the notes.

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

Interest on the Senior Notes is calculated at 7.625% per annum, payable semiannually on each May 15 and November 15 to holders of record on the May 1 or November 1 immediately preceding the interest payment date.  Accrued interest on the Senior Notes and our other long-term debt and capital lease obligations was $5.0 million and $1.1 million as of March 1, 2016 and June 2, 2015, respectively, and is included in Accrued liabilities – Rent and other in our Consolidated Balance Sheets.  The Senior Notes mature on May 15, 2020.

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

As security for the Senior Credit Facility, we granted the lenders liens and security interests in substantially all of the shares of capital stock of the Company and each of our present and future subsidiaries, substantially all of the personal property of the Company and each of our present and future subsidiaries, and the real property, improvements, and fixtures of 49 Ruby Tuesday restaurants.  The real property, improvements, and fixtures of the 49 restaurants pledged as collateral appraised at $101.4 million at the time of the transaction and have a March 1, 2016 net book value of $78.6 million.

We had no borrowings outstanding under the Senior Credit Facility at March 1, 2016.  After consideration of letters of credit outstanding, we had $38.4 million available under the Senior Credit Facility as of March 1, 2016.

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

Under the terms of the Senior Credit Facility we are allowed, under certain circumstances, to repurchase up to $20.0 million of the Senior Notes in any fiscal year.  During the 39 weeks ended March 1, 2016, we repurchased $2.5 million of the Senior Notes for $2.4 million plus accrued interest.  We realized a negligible gain on these transactions.  The balance of the Senior Notes was $212.5 million at March 1, 2016.

Under the Senior Credit Facility, we are required to comply with financial covenants relating to the maintenance of a maximum leverage ratio and a minimum fixed charge coverage ratio.  The terms of the Senior Credit Facility require us to maintain a maximum leverage ratio of no more than 4.50 to 1.0 and a minimum fixed charge coverage ratio of 1.55 to 1.0 for the quarter ended March 1, 2016.  For the remainder of fiscal year 2016, the Senior Credit Facility requires us to maintain a maximum leverage ratio of 4.40 to 1.0, and requires us to maintain a minimum fixed charge coverage ratio of 1.60 to 1.0.  The minimum required ratios fluctuate thereafter as provided in the Senior Credit Facility.

The Senior Credit Facility terminates no later than December 3, 2017.  Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Senior Credit Facility and any ancillary loan documents.

On December 3, 2013, in connection with our entry into the Senior Credit Facility, the Company and certain of its subsidiaries entered into loan modification agreements (the “Loan Modification Agreements”) with certain mortgage lenders to, among other things, provide waivers and consents under certain of our mortgage loan obligations to enter into the Senior Credit Facility.  The Loan Modification Agreements also amended certain financial reporting requirements under the specified loans and modified and/or provided for certain financial covenants for the specified loans, including the maximum leverage ratio and the minimum fixed charge coverage ratio.

We were in compliance with our maximum leverage ratio and our minimum fixed charge coverage ratio as of March 1, 2016.

Our $21.3 million in mortgage loan obligations as of March 1, 2016 consists of various loans acquired upon franchise acquisitions.  These loans, which mature between January 2017 and October 2021, have balances which range from $0.6 million to $7.0 million and interest rates of 7.60% to 10.17%.  Included in our current maturities of long-term debt as of March 1, 2016 is $9.7 million related to two mortgage loan obligations that have balloon payments due during the third quarter of fiscal year 2017.  Many of the properties acquired from franchisees collateralize the loans outstanding.

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

Significant Contractual Obligations and Commercial Commitments

As previously discussed within this MD&A, during the 39 weeks ended March 1, 2016, we prepaid and retired ten mortgage loan obligations with an aggregate balance of $8.3 million as of June 2, 2015 and repurchased $2.5 million of the Senior Notes using cash on hand.  Payments due under our notes payable and other long-term debt financial obligations have not changed significantly from the amounts disclosed in our Form 10-K for the year ended June 2, 2015 other than for these prepayments and repurchases of the Senior Notes during the 39 weeks ended March 1, 2016.

Recently Issued Accounting Pronouncements

Information regarding accounting pronouncements not yet adopted is incorporated by reference from Note 15 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Known Events, Uncertainties and Trends:

Sale of Company-Owned Lime Fresh Restaurants

As previously discussed within this MD&A, during the second quarter of fiscal year 2016 we entered into an agreement to sell eight Company-owned Lime Fresh restaurants for approximately $6.3 million.  We expect to complete the transaction over the remainder of fiscal year 2016.

Financial Strategy and Stock Repurchase Plan

Cash and cash equivalents as of March 1, 2016 were $52.5 million.  Our overall goal is to invest in our brand and to strengthen our balance sheet to improve credit metrics.  As such, our first priority is to ensure that we have adequate cash levels to run the business and internally fund our capital expenditures.  Our second priority is to reduce our outstanding debt to help improve our credit metrics with the goal of improved flexibility and access to capital at reasonable rates.  Lastly, we would consider share repurchases within the limitations of our debt covenants to return capital to shareholders.  During the 39 weeks ended March 1, 2016, we repurchased 1.9 million shares of our common stock at an aggregate cost of $10.0 million.  As of March 1, 2016, the total number of remaining shares authorized to be repurchased was 9.9 million.  Any of these actions, in any particular period and the actual amount thereof, remain at the discretion of the Board of Directors, and no assurance can be given that any such actions will be taken in the future.

Repurchases of Senior Notes

We are allowed under the terms of the Senior Credit Facility to repurchase, in any fiscal year, up to $20.0 million of indebtedness to various holders of the Senior Notes.  During the 39 weeks ended March 1, 2016, we repurchased $2.5 million of the Senior Notes for $2.4 million plus accrued interest.  We realized a negligible gain on these transactions.  As of the date of this filing, we may repurchase $17.5 million of the Senior Notes during the remainder of fiscal year 2016.  Future repurchases of the Senior Notes, if any, will be funded with available cash on hand.

Dividends

During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to our shareholders.  No dividends were declared or paid during the 39 weeks ended March 1, 2016 or March 3, 2015.  The payment of a dividend in any particular period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that dividends will be paid in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes during the quarter ended March 1, 2016 to the disclosure made in Item 7A of our Form 10-K for the year ended June 2, 2015.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 1, 2016.

Changes in Internal Control

During the fiscal quarter ended March 1, 2016, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business, including claims relating to injury or wrongful death under “dram shop” laws, workers’ compensation and employment matters, claims relating to lease and contractual obligations, and claims from customers alleging illness or injury.  We provide accruals for such claims when payment is probable and estimable in accordance with U.S. generally accepted accounting principles.  At this time, in the opinion of management, the ultimate resolution of pending legal proceedings will not have a material adverse effect on our consolidated operations, financial position, or cash flows.  See Note 12 to the Condensed Consolidated Financial Statements for further information about our legal proceedings as of March 1, 2016.

ITEM 1A.  RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended June 2, 2015 in Part I, Item 1A. Risk Factors.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information regarding purchases of our common stock made by us during the third fiscal quarter ended March 1, 2016:

	(a)	(b)	(c)	(d)
	Total number	Average	Total number of shares	Maximum number of shares
	of shares	price paid	purchased as part of publicly	that may yet be purchased
Period	purchased	per share	announced plans or programs	under the plans or programs (1)

Month #1
(December 2 to January 5)	–	$–	–	11,762,706
Month #2
(January 6 to February 2)	1,103,522	5.43	1,103,522	10,659,184
Month #3
(February 3 to March 1)	755,043	5.31	755,043	9,904,141
Total	1,858,565	$5.38	1,858,565

(1) As of March 1, 2016, 9.9 million shares remained available for purchase under an existing January 8, 2013 authorization by the Board of Directors to repurchase 10.0 million shares.  The timing, price, quantity, and manner of the purchases to be made are at the discretion of management upon instruction from the Board of Directors, depending upon market conditions.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

 Exhibit No.

10.1		Second Amendment, dated as of March 16, 2016, to the Ruby Tuesday, Inc. Salary Deferral Plan.

12.1		Statement regarding computation of Consolidated Ratio of Earnings to Fixed Charges.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

10	1.INS	XBRL Instance Document.

10	1.SCH	XBRL Schema Document.

10	1.CAL	XBRL Calculation Linkbase Document.

10	1.DEF	XBRL Definition Linkbase Document.

10	1.LAB	XBRL Labels Linkbase Document.

10	1.PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.
(Registrant)

Date: April 8, 2016	BY: /s/ JILL M. GOLDER —————————————— Jill M. Golder Executive Vice President – Chief Financial Officer, Treasurer, and Assistant Secretary (Principal Financial Officer)

Date: April 8, 2016	BY: /s/ FRANKLIN E. SOUTHALL, JR. ————————————————— Franklin E. Southall, Jr. Vice President – Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)