Form 10-K
period 2016-05-31
RUBY TUESDAY INC
filed 2016-08-15
CIK 68270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: May 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of the last day of the second fiscal quarter ended December 1, 2015 was $343,124,069 based on the closing stock price of $5.53 on December 1, 2015.

The number of shares of common stock outstanding as of August 10, 2016, was 60,137,399.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2016 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Form 10-K.

Special Note Regarding Forward-Looking Information

This Annual Report on Form 10-K contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including one or more of the following:  future financial performance (including our estimates of changes in same-restaurant sales, average unit volumes, operating margins, expenses, and other items), future capital expenditures, the effect of strategic initiatives (including statements relating to cost savings initiatives and the benefits of our marketing), the opening or closing of restaurants by us or our franchisees, sales of our real estate or purchases of new real estate, future borrowings and repayments of debt, availability of financing on terms attractive to the Company, compliance with financial covenants in our debt instruments, payment of dividends, stock and bond repurchases, restaurant acquisitions and dispositions, and changes in senior management and in the Board of Directors. We caution the reader that a number of important factors and uncertainties could, individually or in the aggregate, cause our actual results to differ materially from those included in the forward-looking statements, including, without limitation, the risks and uncertainties described in the Risk Factors included in Part I, Item A of this Form 10-K and the following:

●	general economic conditions;

●	changes in promotional, couponing and advertising strategies;

●	changes in our customers’ disposable income;

●	consumer spending trends and habits;

●	increased competition in the restaurant market;

●	laws and regulations, including those affecting labor and employee benefit costs, such as further potential increases in state and federally mandated minimum wages and healthcare reform;

●	the impact of pending litigation;

●	customers’ acceptance of changes in menu items;

●	changes in the availability and cost of capital;

●	potential limitations imposed by debt covenants under our debt instruments;

●	weather conditions in the regions in which Company-owned and franchised restaurants are operated;

●	costs and availability of food and beverage inventory, including supply and delivery shortages or interruptions;

●	significant fluctuations in energy prices;

●	security breaches of our customers’ or employees’ confidential information or personal data or the failure of our information technology and computer systems;

●	our ability to attract and retain qualified managers, franchisees and team members;

●	impact of adoption of new accounting standards;

●	impact of food-borne illnesses resulting from an outbreak at either one of our restaurant concepts or other competing restaurant concepts; and

●	effects of actual or threatened future terrorist attacks in the United States.

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

We began our franchise program in 1997 with the opening of one domestic and two international franchised Ruby Tuesday restaurants. We do not own any equity in entities that hold franchises under our franchise programs. As of May 31, 2016, we had 27 Ruby Tuesday concept franchisees, comprised of nine domestic and 18 international franchisees. We have signed agreements for the development of new franchised Ruby Tuesday restaurants with six of the international franchisees. These six international franchisees hold rights as of May 31, 2016 to develop Ruby Tuesday restaurants in 15 countries.

During fiscal 2011, we entered into a licensing agreement which allowed us to operate multiple Lime Fresh Mexican Grill® (“Lime Fresh”) restaurants, a fast casual Mexican concept. We opened four Lime Fresh restaurants during fiscal year 2012 under the terms of the licensing agreement. On April 11, 2012, we completed the acquisition of Lime Fresh, including the assets of seven additional Lime Fresh concept restaurants, the royalty stream from five Lime Fresh concept franchised restaurants, and the Lime Fresh brand’s intellectual property.

As further discussed in Note 3 to the Consolidated Financial Statements, during fiscal year 2016, we entered into an agreement to sell the assets related to eight Company-owned Lime Fresh restaurants in Florida for $6.0 million and closed the remaining 11 Company-owned Lime Fresh restaurants.  Six of the restaurants were closed and transferred to the buyer during the fourth quarter of fiscal year 2016, after which we were paid $5.0 million. One of the remaining two restaurants closed and transferred to the buyer shortly after our fiscal year-end, and the other restaurant is expected to close and transfer to the buyer on or before the end of our second quarter of fiscal year 2017.  The remaining $1.0 million of consideration will be received when the remaining restaurant has transferred to the buyer. All of the eight restaurants involved in this transaction will be rebranded by the buyer as a different restaurant concept.  Also during the fourth quarter of fiscal year 2016, we sold the Lime Fresh brand's intellectual property and the franchise agreements associated with eight franchised Lime Fresh concept restaurants for $4.6 million.  As a result of this transaction, we had no remaining Lime Fresh concept franchisees as of May 31, 2016.

Also in fiscal year 2011, we began converting certain underperforming Ruby Tuesday restaurants to other concepts. To that end, we entered into a licensing agreement which allowed us to operate multiple Truffles® restaurants, an upscale café concept offering a diverse menu. Other conversion concepts available to us were Marlin & Ray’s™, an internally-developed seafood concept, and Wok Hay®, our full service Asian concept. We converted certain underperforming Ruby Tuesday restaurants to these concepts through fiscal year 2013. However, as discussed further in Note 3 to the Consolidated Financial Statements, in an effort to focus primarily on the successful sales turnaround of our core Ruby Tuesday concept and secondly, to improve the financial performance of our Lime Fresh concept, in fiscal year 2013 we closed all Marlin & Ray’s, Wok Hay, and Truffles restaurants.

Operations

We own, operate, and franchise the Ruby Tuesday casual dining restaurant chain and operate in the bar and grill segment of the casual dining industry. As of May 31, 2016, we owned and operated 646, and franchised 78, Ruby Tuesday restaurants. Of the 78 franchised Ruby Tuesday restaurants, 27 were operated by our domestic franchisees and 51 were operated by our international franchisees. Ruby Tuesday restaurants can be found in 44 states, 14 foreign countries, and Guam. Our Company-owned and operated restaurants are concentrated primarily in the Southeast, Northeast, Mid-Atlantic and Midwest of the United States, which we consider to be our core markets. A listing of the states and countries in which our franchisees operate is set forth below in Item 2 entitled “Properties.”

On August 11, 2016, following a comprehensive review of the Company's property portfolio, we announced a plan to close approximately 95 Company-owned restaurants with perceived limited upside due to market concentration, challenged trade areas, and other factors by September 2016.  The plan is designed to streamline the organization through asset rationalization, improve financial profitability, and ultimately create long-term value for shareholders. The approved closures, which include mall, in line, and freestanding sites, encompass restaurants spread throughout all of the geographic regions in which the Company operates. Of the restaurants expected to close, approximately two-thirds are operated on leased properties and approximately one-third are owned.

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

Over the last several fiscal years we developed and have been implementing a brand transformation strategy which is designed to make our brand more energetic, affordable, and broadly appealing. We believe the execution of this strategy provides opportunities for increased same-restaurant customer counts and sales growth, and increased shareholder value. Our brand transformation is supported by enhancements in the following areas: food, service, atmosphere, and communication. While the brand transformation strategy is a multi-year process, we have taken what we believe to be meaningful steps on the following initiatives:

●

Menu Enhancements. We continue to transform our menu to be broadly appealing, approachable, and affordable by offering compelling value throughout the menu at a wide-range of price points. Additionally, we are testing an initiative to enhance our Garden Bar which we believe is a differentiator for our brand and utilized by approximately half of our guests. Our intent is to incorporate customer feedback to continue to evolve our food offering as well as to promote menu items that customers find highly satisfying.

●

Service Enhancements. Enhancing our service is also a critical component of our brand transformation strategy. In January 2015, we rolled-out a new service training platform which encourages our restaurant teams to provide a genuine, customized experience to our customers while also reinforcing techniques to build add-on sales for beverages, appetizers and desserts. We believe that there are additional opportunities to improve the guest experience by simplifying the menu, recipes, and operating processes which could result in a better and more consistent service execution and guest experience.

●

Atmosphere Enhancements. To further enhance the atmosphere of our restaurants, we are currently developing a remodel plan and began testing prototypes in fiscal year 2016 to determine sales building potential, cost effectiveness, and return on investment. These changes are designed to create an improved dining atmosphere for our customers.

●

Communication Program Enhancements. Our communication and marketing programs are a key component to our brand transformation strategy. The program is designed to reshape consumer perceptions of the Ruby Tuesday brand by showcasing our brand personality in a fresh and energetic way, featuring compelling new food products, highlighting the freshness and variety of our Garden Bar, and effectively communicating value and affordability. Additionally, as we look at opportunities to enhance our existing menu offerings, we will continue to focus on value which we believe our customers perceive as a combination of food quality, service, restaurant atmosphere, menu variety, and price. Lastly, we continue to build key capabilities in our marketing organization, strengthen our culinary innovation pipeline, and become more efficient, expansive and cost-effective with our marketing spend including leveraging digital and social media platforms.

Franchising
As previously noted, as of May 31, 2016, we had franchise arrangements with 27 franchise groups which operate Ruby Tuesday restaurants in 12 states, Guam, and 14 foreign countries. Our Ruby Tuesday franchisees opened five Ruby Tuesday restaurants in fiscal year 2016, six restaurants in fiscal year 2015, and seven restaurants in fiscal year 2014.

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

All domestic Ruby Tuesday concept franchisees are required to pay a marketing and purchasing fee of 1.5% of monthly gross sales. At times of economic downturn, we have occasionally chosen to temporarily lower these fees. Under the terms of the franchise agreements, we also require all domestic Ruby Tuesday concept franchisees to pay a national advertising fee, which was 1.5% of monthly gross sales as of May 31, 2016, pro rata portion of the costs associated with our national advertising campaign.  Under these terms, we can charge up to 3.0% of monthly gross sales for this national advertising feeund.

In prior fiscal years, we also offered support service agreements for certain domestic Ruby Tuesday concept franchisees. Under those support services agreements, we had one level of support in which we provided specified services to assist the franchisees with various aspects of the business including, but not limited to, processing of payroll, basic bookkeeping, and cash management. Fees for these services were typically contracted to be about 1.5% of revenues, as defined in the franchise agreement. Separate from those support service agreements, there was also a required level of support services in which we charged a fee to cover certain information technology related support that we provided. Our last support services agreement expired on June 30, 2015.

We provide ongoing training and assistance to our franchisees in connection with the operation and management of each restaurant through our training facility, meetings, computer-based training, and by written or other material.

Training
Ruby Tuesday University, located in our Maryville, Tennessee Restaurant Support Services Center, serves as the centralized training center for our managers and multi-restaurant operators. Facilities include classrooms, a test kitchen, and the Ruby Tuesday Culinary Center. Ruby Tuesday University provides managers with the opportunity to assemble for intensive, ongoing instruction and hands-on interaction through our training sessions. Programs include classroom instruction and various team building activities and competitions, which are designed to contribute to the skill and enhance the dedication of the Company and franchise teams in addition to strengthening our corporate culture. In addition to the centralized training at Ruby Tuesday University, we periodically conduct field training classes. These field training classes have been held for team members, managers, general managers, and operations leadership. The field classes partner the training team along with operational leadership to provide direct training and development in order to reach a large audience faster, and make an immediate impact on our team.

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

Research and Development
We do not engage in any material research and development activities. However, we do engage in ongoing studies to assist with food and menu development and the design of our restaurant prototypes. Additionally, we conduct extensive consumer research to determine our customers’ preferences, trends, and opinions, as well as to better understand other competitive brands.

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

Seasonality
Our business is moderately seasonal. Average unit volumes of our mall-based restaurants, which represent approximately 14% of our total restaurants as of May 31, 2016, are slightly higher during the winter holiday season. Freestanding restaurant sales are generally higher in the spring and summer months.

Competition
Our business is subject to intense competition with respect to prices, services, convenience, locations, employees, advertising and promotion, and the types and quality of food. We are in competition with other food service operations, with locally-owned restaurants, and other national and regional restaurant chains that offer the same or similar types of services and products as we do. In times of economic uncertainty, restaurants also compete with grocery retailers as customers may choose to limit spending and eat at home. Some of our competitors may be more established in the markets where our restaurants are or may be located. Changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns, and the types, numbers and locations of competing restaurants often affect the restaurant business. There is active competition for personnel and for attractive commercial real estate sites suitable for restaurants.

Government Regulation
We and our franchisees are subject to various licensing requirements and regulations at both the state and local levels, related to zoning, land use, sanitation, alcoholic beverage control, and health and fire safety. We have not encountered significant difficulties or failures in obtaining the required licenses or approvals that could delay the opening of a new restaurant or the operation of an existing restaurant nor do we presently anticipate the occurrence of any such difficulties in the future. Our business is subject to various other regulations by federal, state and local governments, such as compliance with various minimum wage, overtime, health care, citizenship, and fair labor standards.

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

See Item 1A “Risk Factors” below for a discussion of risks related to federal, state, and local regulation of our business.

Environmental Compliance
Compliance with federal, state and local laws and regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not expected to have a material effect on our capital expenditures, earnings or competitive position.

Personnel
As of May 31, 2016, we employed approximately 28,900 employees, including approximately 245 support center management and staff personnel. We believe that our employee relations are good and that working conditions and employee compensation are comparable with our major competitors. Our employees are not covered by a collective bargaining agreement.

Available Information
Through the “Investors” section of our website www.rubytuesday.com, we make available free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statements and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as it is reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Our reports and other materials filed with the SEC are also available at www.sec.gov. We are not including the information contained on or available through the aforementioned websites as a part of, or incorporating such information into, this Annual Report on Form 10-K unless specifically noted in the exhibits section in Part IV, Item 15 of this Annual Report on Form 10-K. In addition, copies of corporate governance materials, including Audit Committee Charter, Executive Compensation Committee Charter, Governance Committee Charter, Code of Business Conduct and Ethics, Corporate Governance Guidelines, Whistleblower Policy, and Categorical Standards for Director Independence, are available on the web site, free of charge. We will make available on our web site any waiver of or substantive amendment to our Code of Business Conduct and Ethics within four business days following the date of such waiver or amendment.

A copy of the aforementioned documents will be made available in print without charge to all shareholders upon written request to the Company. Shareholders are encouraged to direct such requests to our Secretary at the Restaurant Support Services Center, 150 West Church Avenue, Maryville, Tennessee 37801.

Executive Officers
Our executive officers are appointed by and serve at the discretion of our Board of Directors. Information regarding our executive officers as of August 15, 2016, is provided below.

Name	Age	Position

James J. Buettgen	56	Chairman of the Board, President, and Chief Executive Officer
Brett A. Patterson	47	Ruby Tuesday Concept President
Sue Briley	53	Interim Chief Financial Officer
Mike K. Ellis	54	Chief Development Officer
Rhonda J. Parish	60	Chief Legal Officer and Secretary
David W. Skena	46	Chief Marketing Officer
Thomas A. Williams	54	Chief People Officer

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

Ms. Briley joined the Company in July 2014 and was named Interim Chief Financial Officer in June 2016. Ms. Briley served as Vice President of Finance from July 2014 to June 2016. Prior to joining the Company, she was sole proprietor of Symmetry Financial Consulting from July 2013 to July 2014, Director of Financial Planning and Analysis at Margaritaville Enterprises from November 2012 to July 2013 and, prior to that, held a variety of progressively responsible positions in finance, accounting, and treasury at Darden.

Mr. Ellis joined the Company in February 2016 as Chief Development Officer. Prior to joining the Company, Mr. Ellis served as Chief Development Officer for Einstein Noah Restaurant Group, Inc. from March 2014 to February 2015, and served as Executive Vice President, Franchise & Restaurant Development for Einstein from March 2011 to March 2014. Prior to his tenure with Einstein, Mr. Ellis held a number of executive positions, including Chief Development Officer for O’Charley’s, Inc. and Burger King Corporation, and Senior Vice President of Development for Darden.

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

Mr. Skena joined the Company in July 2015 as Senior Vice President, Chief Marketing Officer. Prior to joining the Company, Mr. Skena served in various roles of increasing responsibility with PepsiCo, Inc. for the past nine years, most recently serving as Vice President of Premium and Value Brands. Prior to his tenure with PepsiCo, Inc., among other positions, Mr. Skena served over six years at Kraft Foods, Inc. in brand management for multiple product lines.

Mr. Williams joined the Company in April 2016 as Chief People Officer. Prior to joining the Company, Mr. Williams served in various roles of increasing responsibility with Jo-Ann Stores for the past 18 years, most recently serving as Chief Human Resources Officer. Prior to his tenure with Jo-Ann Stores, Mr. Williams served over sixteen years at Wal-Mart Stores, Inc. in benefit planning.

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

We are in the process of executing a strategic brand transformation of the Ruby Tuesday concept which is designed to make our brand more energetic, affordable, and broadly appealing. We believe the execution of this strategy provides opportunities for increased same-restaurant customer counts and sales growth, and increased shareholder value. Our brand transformation strategy is centered around four key pillars: food, service, atmosphere, and communication. This strategy involves numerous risks, and we may not be able to maintain the brand relevance and restaurant operating excellence required to achieve sustainable growth objectives with our Ruby Tuesday core brand. For example, short-term sales growth and profitability could be negatively affected if we are unable to drive near term customer count growth, and long-term sales growth and profitability could be negatively affected if we fail to extend our brand in ways that are relevant to our customers. A failure to define and deliver a clear, relevant brand that generates sustainable same-restaurant traffic growth and produces sales and earnings growth opportunities, or a failure to evolve in-restaurant and brand support cost structures so that competitively strong sales growth results in stable and improving profit margins could have an adverse effect on our results of operations and on our ability to identify adequate sources of capital to fund strategic initiatives related to our brand transformation.

On August 11, 2016, we announced a plan to close approximately 95 underperforming Company-owned restaurants by September 2016.  The approved closures, which include mall, in line, and freestanding sites, encompass restaurants spread throughout all of the geographies in which we operate.  Of the restaurants expected to close, approximately two-thirds are operated on leased properties and approximately one-third are owned.  The plan is designed to streamline the organization through asset rationalization, improve financial profitability, and ultimately create long-term value for shareholders. The estimated costs and benefits associated with the plan are preliminary and may vary materially based on various factors including: the timing in execution of the plan, outcome of negotiations with landlords and other third parties and changes in management's assumptions and projections. As a result of these events and circumstances, delays and unexpected costs may occur, which could result in our not realizing all, or any, of the anticipated benefits of the plan.  Additionally, failure to properly identify or measure underperforming restaurants in connection with the plan could have a material adverse effect on our financial position and results of operations.

Competition may adversely affect our operations and financial results.

The restaurant industry is intensely competitive with respect to prices, services, convenience, locations, employees, advertising and promotion, and types and quality of food. We compete within each market with national and regional restaurant chains and locally-owned restaurants. We also face growing competition as a result of the trend towards convergence in grocery, deli, and restaurant services, particularly in the supermarket industry which offers “convenient meals” in the form of improved entrées and side dishes from the deli section. Some of our competitors may be better established in the markets where our restaurants are or may be located. We also actively compete for management personnel and for attractive commercial real estate sites suitable for restaurants. Difficulties in our ability to compete with other restaurants and retail businesses for desirable development sites, construction contractors, management personnel, hourly employees, and other resources could adversely affect our results of operations.

We may not be successful at operating profitable restaurants, which could lead to impairment charges and other losses.

The success of our Ruby Tuesday concept is dependent upon operating profitable restaurants. The profitability of our restaurants is dependent on numerous factors, including the following:

●	the ability to provide menu items with strong customer preference at attractive prices;
●	the ability to create and implement an effective marketing/advertising strategy;
●	the ability to adapt our brand in such a way that consumers see us as relevant to their needs;
●	the ability to timely and effectively meet customer demands and maintain our customer base;
●	the hiring, training, and retention of excellent restaurant managers and staff;
●	the ability to manage costs and prudently allocate capital resources;
●	the ability to achieve and/or maintain projected cost savings in a number of key areas, including labor, procurement, occupancy, and maintenance costs; and
●	the ability to increase sales and improve margins following the opening of new or newly remodeled restaurants.

If we are unable to successfully manage these challenges, we could face increased costs and lower than anticipated sales, cash flows, and earnings in future periods. Declining cash flows in particular can have an unfavorable impact on the carrying value of our long-lived assets, which, under generally accepted accounting principles, are required to be reviewed whenever adverse events or changes in circumstances indicate a possible impairment.

Impairment charges recorded in fiscal years 2016, 2015, and 2014 are discussed in Notes 7 and 16 to the Consolidated Financial Statements. Further, restaurants with rolling 12-month negative cash flows are discussed within the Critical Accounting Policies section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations.

If market conditions deteriorate at either the restaurant store level or system-wide, or if our operating results decline further, we may be required to record additional impairment charges.

Litigation could have an adverse impact on our business and our financial performance.

We are subject to lawsuits, administrative proceedings, and claims that arise in the regular course of business. These matters typically involve claims by customers, team members, and others regarding issues such as food-borne illness, food safety, premises liability, “dram shop” statute liability, compliance with wage and hour requirements, work-related injuries, discrimination, harassment, wrongful termination, disability, and other operational issues common to the foodservice industry, as well as contract disputes, securities claims, and intellectual property infringement matters. We could be adversely affected by negative publicity and litigation costs resulting from these claims, regardless of their validity. Significant legal fees and costs in complex class action litigation or an adverse judgment or settlement that is not insured or is in excess of our insurance coverage could have an adverse effect on our financial position and results of operations.

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

Our business could also be adversely affected by increased labor costs or labor shortages. We devote significant resources to recruiting and training our managers and hourly employees. Increased labor costs due to changes in federal and state laws governing such matters as minimum wages, overtime, working conditions, and tip credits, competition, unionization, state unemployment rates, employee benefits costs, or otherwise, could adversely impact our operating expenses. Moreover, we could suffer from significant indirect costs, including restaurant disruptions due to management or hourly labor turnover or adverse guest reactions to inadequate guest service levels due to staff shortages. A shortage in the labor pool could also cause our restaurants to be required to operate with reduced staff, which could negatively impact our ability to provide adequate service levels to our guests. In addition, our success depends on our ability to attract, motivate and retain qualified employees, including restaurant managers and staff.

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

We rely heavily on information systems across our operations and corporate functions, including point-of-sale processing in our restaurants, management of our supply chain, payment of obligations, collection of cash, data warehousing to support analytics, finance and accounting systems and other various processes and procedures, some of which are handled by third parties. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. Information systems are vulnerable to security breaches by computer hackers, cyber terrorists, employee error or misconduct, viruses, power outages and other catastrophic events. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a breach in security of these systems could result in delays in consumer service, reduce efficiency in our operations and potentially expose us to litigation. These problems could adversely affect our results of operations, and remediation could result in significant unplanned capital investments. Additionally, our corporate systems and processes and corporate support for our restaurant operations are handled primarily at our Restaurant Support Services Center. We have disaster recovery procedures and business continuity plans in place to address events of a crisis nature, including tornadoes and other natural disasters, and back up and off-site locations for recovery of electronic and other forms of data and information. However, if we are unable to fully implement our disaster recovery plans, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal communication and operating procedures that could have a material adverse effect on our financial condition, results of operation and exposure to administrative and other legal claims.

Unfavorable publicity or a failure to respond effectively to adverse publicity, particularly on social media platforms, could harm our reputation and adversely impact our business and financial performance.

The good reputation of our restaurant concepts is a key factor in the success of our business. Actual or alleged incidents at any of our restaurants could result in harmful negative publicity. Even incidents occurring at restaurants operated by our competitors or in the supply chain generally could result in negative publicity that could harm the restaurant industry and thus, indirectly, our brand. Negative publicity may result from: allegations of illegal, unfair or inconsistent employment practices; employee dissatisfaction; guest discrimination; illness; injury; or any other matter that could give rise to litigation. Regardless of whether the allegations or complaints are valid, unfavorable publicity relating to a few of our restaurants, or even to a single restaurant, could adversely affect public perception of the entire brand.

Negative publicity also may result from the following: health concerns related to food safety and flu outbreaks; publication of government or industry findings concerning food products; environmental disasters; crime incidents; data privacy breaches; scandals involving our employees; or operational problems at our restaurants. All of these concerns could make our brand and menu offerings less appealing to our guests and negatively affect our business.

In recent years there has been a marked increase in the use of social media platforms and similar devices which give individuals access to a broad audience of consumers and other interested persons. Many social media platforms immediately publish the content their participants’ posts, often without filters or checks on accuracy of the content posted. A variety of risks are associated with the dissemination of this information online, including the improper disclosure of proprietary information, negative comments about our Company, exposure of personally identifiable information, fraud, or outdated information. The inappropriate use of social media platforms by our customers, employees, or other individuals could increase our costs, lead to litigation, or result in negative publicity that could damage our reputation. If we are unable to quickly and effectively respond, we may suffer declines in customer traffic which could affect our financial condition and results of operations.

We could be adversely affected if we fail to protect our customers’ credit card information or our employees’ personal data.

The majority of our restaurant sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information or other personal information of their customers has been stolen. We also maintain certain personal information regarding our employees. Despite our implementation of security measures, all of our technology systems are vulnerable to internal and external security breaches, employee error or malfeasance, denial of service attacks, viruses, worms, and other disruptive problems caused by hackers and cyber criminals. A breach in our systems that compromises the information of our consumers or employees could result in widespread negative publicity, damage to the reputation of our brand, a loss of consumers, and legal liabilities.

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

In addition, we have a limited number of suppliers for our major products and rely on one distribution company for our national distribution program in the U.S. If our suppliers or distributor are unable to fulfill their obligations under their contracts or we are unable to develop or maintain relationships with these or new suppliers or distributors, if needed, we could encounter supply shortages and incur higher costs.

The costs of compliance or noncompliance with government regulation related to our restaurant operations could adversely affect our business.

The restaurant industry is subject to extensive federal, state, local, and international laws and regulations. These laws change regularly and are increasingly complex. For example, we are subject to:

●

Federal and state laws governing minimum wages, overtime, health care, unionization, and other labor issues. These include the Fair Labor Standards Act of 1938, which governs matters such as minimum wages, overtime, and working conditions, as well as family leave mandates and a variety of similar state laws that govern these and other employment law matters. They include the Immigration Reform and Control Act of 1986, which requires among other things the preparation of Form I-9 to verify that employees are authorized

●	to accept employment in the United States. They also include the Patient Protection and Affordable Care Act of 2010 which mandates minimum employee health care coverage;
●	Building, zoning, land use, environmental, and other regulations and requirements that impact the development and operation of restaurants;
●

Licensing and regulation by state and local authorities relating to health, sanitation, safety, and fire standards and the sale of alcoholic beverages. If we fail to comply with federal, state, or local regulations, our licenses may be revoked and we may be forced to close one or more of our restaurants;

●

"Dram Shop" statutes in certain states. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person;

●	Laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content, and menu labeling;
●	Laws relating to information security, privacy, cashless payments, and consumer protection;
●

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

●

Federal, state and local laws governing the use, storage, discharge, emission, and disposal of hazardous materials. There also has been increasing focus by United States and overseas governmental authorities on other environmental matters, such as climate change, the reduction of greenhouse gases, and water consumption. This increased focus may lead to new initiatives directed at regulating a yet to be specified array of environmental matters, such as the emission of greenhouse gases, that could effectively impose a new or increased tax on the Company or its suppliers, which may pass the increased cost to the Company. Legislative, regulatory, or other efforts to combat climate change or other environmental concerns could result in future increases in the cost of raw materials, taxes, transportation, and utilities, which could decrease our operating profits and necessitate future investments in facilities and equipment; and

●

Regulations throughout the world affecting the way we do business with our international franchisees. These include antitrust and tax requirements, anti-boycott regulations, import/export/customs and other international trade regulations, the USA Patriot Act, and the Foreign Corrupt Practices Act. Failure to comply with any such legal requirements could subject us to monetary liabilities and other sanctions, which could adversely affect our business and financial performance.

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

A decline in the quality of the locations of our current restaurants or a lack of availability of suitable locations for new restaurants may adversely affect our sales and results of operations.

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

As of May 31, 2016, we had $223.7 million of outstanding indebtedness, including $212.5 million of senior unsecured notes. Our indebtedness could have any or all of the following consequences:

●	there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed;
●	it may limit our ability to borrow money or sell stock to fund our working capital, capital expenditures, and debt service requirements;
●	a substantial portion of our cash flow from operations could be dedicated to the repayment of our indebtedness and would not be available for other purposes;
●	it may limit our flexibility in planning for, or reacting to, changes in our business;
●	we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage; and
●	it may make us more vulnerable to a downturn in our business or the economy.

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

The indenture governing our senior unsecured notes, the agreement governing our December 2013 four-year revolving credit agreement (the “Senior Credit Facility”), and our mortgage loan obligations contain various covenants that limit our ability to engage in specified types of transactions, including transactions that may be in our long-term best interest. These covenants limit our ability to, among other things:

●	make certain investments, including investments in our restaurant facilities;
●	incur or guarantee additional indebtedness;
●	declare or pay dividends, redeem stock or make other distributions to stockholders;
●	create liens or use assets as security in other transactions;
●	merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets;
●	enter into transactions with affiliates; and
●	sell or transfer certain assets.
●	incur or guarantee additional indebtedness;
●	declare or pay dividends, redeem stock or make other distributions to stockholders;
●	create liens or use assets as security in other transactions;
●	merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets;
●	enter into transactions with affiliates; and

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

A change in accounting standards can have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. Additionally, our assumptions, estimates, and judgments related to complex accounting matters could significantly affect our financial results. Significant accounting judgments relevant to our business include but are not limited to, impairment of long-lived assets, income tax matters, lease obligations, and self-insured losses. Changes in accounting standards or changes in underlying assumptions, estimates, and judgments by our management could significantly change our reported or expected financial performance.

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

Our stock price is subject to volatility.

The stock market in general is highly volatile. The market price of our common stock is also highly volatile. The price of our common stock could be subject to wide fluctuations in response to a number of factors, some of which may be beyond our control. These factors include actual or anticipated fluctuations in our operating results, changes in, or our ability to achieve, estimates of our operating results by analysts, investors or management, analysts’ recommendations regarding our stock or our competitors’ stock, sales of substantial amounts of our common stock by our stockholders, actions or announcements by us or our competitors, the maintenance and growth of the value of our brand, litigation, legislation or other regulatory developments affecting us or our industry, natural disasters, terrorist acts, war or other calamities and changes in general market and economic conditions.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Information regarding the locations of our restaurants is shown in the list below. Of the 646 Company-owned and operated Ruby Tuesday concept restaurants as of May 31, 2016, we owned the land and buildings for 303 restaurants, owned the buildings and held non-cancelable long-term land leases for 252 restaurants, and held non-cancelable leases covering land and buildings for 91 restaurants. Our Restaurant Support Services Center in Maryville, Tennessee, which was opened in fiscal year 1998, consists of two office buildings owned by the Company. During fiscal year 2015, we opened a leased satellite office in Orlando, Florida.

Additional information concerning our properties and leasing arrangements is included in Note 5 to the Consolidated Financial Statements appearing in Part II, Item 8 of this Annual Report on Form 10-K.

Under our franchise agreements, we have certain rights to gain control of a restaurant site in the event of default under the franchise agreements.

The following table lists the locations of the Company-owned and franchised Ruby Tuesday restaurants as of May 31, 2016.

	Number of Ruby Tuesday Restaurants
State	Company	Franchise	Total

Domestic:
Alabama	35	–	35
Arizona	4	–	4
Arkansas	7	–	7
Colorado	8	–	8
Connecticut	14	–	14
Delaware	5	–	5
Florida	67	1	68
Georgia	45	–	45
Idaho	–	1	1
Illinois*	3	10	13
Indiana	12	–	12
Iowa	1	2	3
Kansas	1	–	1
Kentucky	8	–	8
Louisiana	3	–	3
Maine	10	–	10
Maryland	28	–	28
Massachusetts	9	–	9
Michigan	22	1	23
Minnesota	12	–	12
Mississippi	8	–	8
Missouri	25	–	25
Nebraska	6	–	6
Nevada	1	–	1
New Hampshire	3	–	3
New Jersey	25	1	26
New Mexico	–	1	1
New York	29	–	29
North Carolina	53	–	53
North Dakota	–	4	4
Ohio	28	–	28
Oklahoma	–	1	1
Oregon	3	–	3
Pennsylvania	40	–	40
Rhode Island	2	–	2
South Carolina	31	–	31
South Dakota	–	4	4
Tennessee	30	–	30
Texas	1	–	1
Utah	1	–	1
Virginia	57	–	57
West Virginia	8	–	8
Wisconsin	1	1	2
Total Domestic**	646	27	673

	Number of Ruby Tuesday Restaurants
Country	Company	Franchise	Total

International:
Canada	–	1	1
Chile	–	10	10
Egypt	–	6	6
El Salvador	–	1	1
Guam***	–	1	1
Hawaii***	–	5	5
Honduras	–	1	1
Hong Kong	–	7	7
Iceland	–	2	2
Kuwait	–	6	6
Oman	–	1	1
Panama	–	1	1
Romania	–	2	2
Saudi Arabia	–	2	2
Trinidad	–	4	4
United Arab Emirates	–	1	1
Total International	–	51	51
	646	78	724

* As discussed further in Note 16 to the Consolidated Financial Statements, the Company’s Illinois franchisee closed its ten locations on July 26, 2016.
**As also discussed in Notes 7 and 16 to the Consolidated Financial Statements, on August 11, 2016, we announced a plan to close approximately 95 Company-owned restaurants by September 2016.
*** Guam and Hawaii are treated as international locations for internal purposes.

In addition, the Company still owns and operates two Lime Fresh concept restaurants in Florida, one of which was closed and transferred to a third party buyer shortly after our fiscal year-end, with the other restaurant expected to be closed and transferred to the buyer on or before the end of our second quarter of our fiscal year 2017.

Item 3. Legal Proceedings

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business, including claims relating to injury or wrongful death under “dram shop” laws, workers’ compensation and employment matters, claims relating to lease and contractual obligations, and claims from customers alleging illness or injury. We provide accruals for such claims when payment is probable and estimable in accordance with U.S. generally accepted accounting principles. At this time, in the opinion of management, the ultimate resolution of pending legal proceedings will not have a material adverse effect on our consolidated results of operations, financial position, or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant's Common Equity,

Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is publicly traded on the New York Stock Exchange under the ticker symbol RT. The following table sets forth the reported high and low intraday prices of our common stock and cash dividends paid thereon for each quarter during fiscal years 2016 and 2015.

Fiscal Year Ended May 31, 2016				Fiscal Year Ended June 2, 2015
			Per Share				Per Share
			Cash				Cash
Quarter	High	Low	Dividends	Quarter	High	Low	Dividends
First	$7.54	$6.10	--	First	$8.13	$5.43	--
Second	$6.92	$5.10	--	Second	$8.57	$5.72	--
Third	$5.74	$4.52	--	Third	$8.39	$5.73	--
Fourth	$5.63	$3.80	--	Fourth	$7.65	$5.92	--

As of August 10, 2016, there were approximately 2,576 holders of record of the Company’s common stock.

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

Issuer Purchases of Equity Securities

The following table includes information regarding purchases of our common stock made by us during the fourth fiscal quarter ended May 31, 2016:

	(a)	(b)	(c)	(d)
	Total number	Average	Total number of shares	Maximum number of shares
	of shares	price paid	purchased as part of publicly	that may yet be purchased
Period	purchased (1)	per share	announced plans or programs (1)	under the plans or programs (2)

March 2 to April 5	11,873	$ 5.44	11,873	9,892,268
April 6 to May 3	–	–	–	9,892,268
May 4 to May 31	914	4.01	914	9,891,354
Total	12,787	$ 5.34	12,787

(1) No shares were repurchased other than through our publicly-announced repurchase programs and authorizations during the fourth fiscal quarter ended May 31, 2016.

(2) As of May 31, 2016, 9.9 million shares remained available for purchase under an existing January 8, 2013 authorization by the Board of Directors to repurchase 10.0 million shares. The timing, price, quantity, and manner of the purchases to be made are at the discretion of management upon instruction from the Board of Directors, depending upon market conditions.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

 Stock Performance Graph

The following chart and table compare the cumulative total return of the Company’s common stock with the cumulative total return of the NYSE Composite Index and a peer group consisting of companies included in the same standard industrial classification (“SIC”) industry group as the Company’s business (SIC industry group 5812, Eating Places). The graph assumes the values of the investment in our common stock and each index was $100 at May 31, 2011 and that all dividends were reinvested.

	05/31/2011	06/05/2012	06/04/2013	06/03/2014	06/02/2015	05/31/2016
Ruby Tuesday, Inc.	$ 100.00	$ 64.15	$ 89.62	$ 72.55	$ 58.11	$ 36.60
NYSE Composite Index	$ 100.00	$ 89.08	$ 116.30	$ 137.88	$ 145.37	$ 140.78
Peer Group Index (SIC 5812 – Eating Places)	$ 100.00	$ 110.95	$ 128.17	$ 143.09	$ 147.71	$ 161.46

Item 6. Selected Financial Data

Summary of Operations

(In thousands except per-share data)

	Fiscal Year
	2016	2015	2014	2013	2012
Revenue:
Restaurant sales and operating revenue	$1,085,034	$1,120,142	$1,162,423	$1,245,226	$1,306,025
Franchise revenue	6,194	6,424	6,323	6,261	5,738
Total revenue	$1,091,228	$1,126,566	$1,168,746	$1,251,487	$1,311,763

Loss from continuing operations before
income taxes	$(52,862)	$(5,105)	$(69,575)	$(21,934)	$(8,626)
(Benefit)/provision for income taxes from
continuing operations	(2,180)	(1,911)	(4,665)	1,500	(12,152)
(Loss)/income from continuing operations	(50,682)	(3,194)	(64,910)	(23,434)	3,526

Income/(loss) from discontinued operations, net
of tax (a)	–	–	564	(15,979)	(3,714)
Net loss	$(50,682)	$(3,194)	$(64,346)	$(39,413)	$(188)

Basic loss per share:
(Loss)/income from continuing operations	$(0.83)	$(0.05)	$(1.08)	$(0.38)	$0.06
Income/(loss) from discontinued operations	–	–	0.01	(0.27)	(0.06)
Net loss per share	$(0.83)	$(0.05)	$(1.07)	$(0.65)	$(0.00)

Diluted loss per share:
(Loss)/income from continuing operations	$(0.83)	$(0.05)	$(1.08)	$(0.38)	$0.06
Income/(loss) from discontinued operations	–	–	0.01	(0.27)	(0.06)
Net loss per share	$(0.83)	$(0.05)	$(1.07)	$(0.65)	$(0.00)

Weighted average common and common
equivalent shares:
Basic	60,871	60,580	60,231	61,040	62,916
Diluted	60,871	60,580	60,231	61,040	63,508

Fiscal years 2016, 2015, 2014, and 2013 each include 52 weeks. Fiscal year 2012 includes 53 weeks. The extra week in fiscal year 2012 added $22.9 million to revenue and $0.03 to diluted earnings per share.

(a) See Note 3 to the Consolidated Financial Statements for a discussion of our discontinued operations.

	Fiscal Year
	2016	2015	2014	2013	2012
Other Data
Cash dividends per share of common stock	$–	$–	$–	$–	$–
Number of Company-owned Ruby Tuesday
restaurants	646	658	668	706	714
Company-owned Ruby Tuesday same-
restaurant sales decrease	(1.4)%	(0.5)%	(5.3)%	(1.0)%	(4.5)%
Number of Company-owned Lime Fresh
restaurants	2	19	20	18	13

Balance Sheet Data (at year end):
Total assets (b)	$837,917	$925,452	$951,697	$1,037,283	$1,166,959
Long-term debt and capital leases, less current
maturities (b)	$213,803	$231,017	$249,831	$285,332	$308,312
Shareholders’ equity	$407,780	$465,583	$461,209	$516,835	$576,224

Statement of Operations Data:
Closures and impairments, net (c)	$62,681	$10,542	$32,831	$14,656	$16,751
Goodwill and trademark impairments (c)	$1,999	$–	$855	$14,058	$16,919
Interest expense, net	$21,764	$22,735	$24,945	$26,576	$23,312

Cash Flow Data:
Net cash provided/(used) by:
Operating activities	$40,117	$54,911	$45,375	$35,954	$112,251
Investing activities	$(19,755)	$(17,497)	$(6,203)	$22,113	$(33,755)
Financing activities	$(28,352)	$(13,409)	$(40,753)	$(53,344)	$(40,034)
Purchases of property and equipment	$34,427	$31,010	$28,339	$37,117	$37,966

(b) As discussed further in Note 1 to the Consolidated Financial Statements, we adopted Accounting Standards Update (“ASU”) 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) during the first quarter of fiscal year 2016. Pursuant to the guidance in ASU 2015-03, we have reclassified unamortized debt issuance costs associated with our senior notes and mortgage loan obligations from our previously reported total assets and long-term debt and capital leases, less current maturities in the table above.

(c) See Note 7 to the Consolidated Financial Statements for a description of closures and impairments expenses in fiscal years 2016, 2015, and 2014 and discussion of the trademark impairments in fiscal years 2016 and 2014.

Item 7. Management's Discussion and Analysis

of Financial Condition and Results of Operations

Introduction

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”), owns and operates Ruby Tuesday® casual dining restaurants. We also franchise the Ruby Tuesday concept in select domestic and international markets. As of May 31, 2016, we owned and operated 646 Ruby Tuesday restaurants located in 38 states. Our franchisees operated 27 domestic and 51 international Ruby Tuesday restaurants in 12 states, Guam, and 14 foreign countries. The Company-owned and operated restaurants are concentrated primarily in the Southeast, Northeast, Mid-Atlantic, and Midwest regions of the United States. We consider these regions to be our core markets.

On August 11, 2016, following a comprehensive review of the Company’s property portfolio, we announced a plan to close approximately 95 Company-owned restaurants with perceived limited upside due to market concentration, challenged trade areas, and other factors by September 2016. The plan is designed to streamline the organization through asset rationalization, improve financial profitability, and ultimately create long-term value for shareholders. The approved closures, which include mall, in line, and freestanding sites, encompass restaurants spread throughout all of the geographic regions in which we operate. Of the restaurants expected to close, approximately two-thirds are operated on leased properties and approximately one-third are owned. As discussed further in the Known Events, Uncertainties, and Trends section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), our fiscal year 2017 results of operations are expected to include additional charges for impairment, estimated lease settlement costs, and severance benefits, inventory write-off and other costs related to the 95 restaurants.

Also, as further discussed in Note 3 to the Consolidated Financial Statements, during fiscal year 2016, we entered into an agreement to sell the assets related to eight Company-owned Lime Fresh Mexican Grill® (“Lime Fresh”) restaurants in Florida for $6.0 million and closed the remaining 11 Company-owned Lime Fresh restaurants.  Six of the restaurants were closed and transferred to the buyer during the fourth quarter of fiscal year 2016, after which we were paid $5.0 million. One of the remaining two restaurants closed and transferred to the buyer on June 14, 2016. The remaining restaurant is expected to close and transfer to the buyer on or before the end of our second quarter of fiscal year 2017.  All of the eight restaurants involved in this transaction will be rebranded by the buyer as a different restaurant concept.  Also during the fourth quarter of fiscal year 2016, we sold the Lime Fresh brand's intellectual property and the franchise agreements associated with eight franchised Lime Fresh concept restaurants for $4.6 million.  As a result of this transaction, we had no remaining Lime Fresh concept franchisees as of May 31, 2016.

Our same-restaurant sales for Company-owned Ruby Tuesday restaurants decreased 1.4% in fiscal year 2016 compared to fiscal year 2015, and our diluted loss per share was $0.83 in fiscal year 2016 compared to diluted loss per share of $0.05 in fiscal year 2015. Throughout this MD&A, we discuss our fiscal year 2016 financial results in detail, provide insight for fiscal years 2015 and 2014, as well as discuss known events, uncertainties, and trends. We believe our commentary provides insight as to the factors which impacted our performance. We remind you, that, in order to best obtain an understanding of our financial performance during the last three fiscal years, this MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes appearing in Part II, Item 8 of this Annual Report on Form 10-K.

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

Overview and Strategies

The bar and grill segment of the casual dining industry in which we primarily operate is intensely competitive with respect to prices, services, convenience, locations, employees, advertising and promotion, and the types and quality of food. We compete with other food service operations, including locally-owned restaurants, and other national and regional restaurant chains that offer similar types of services and products as we do. We continue to believe there are opportunities to grow same-restaurant sales, strengthen our competitive position, enhance our profitability, and create value through the execution of the following strategies:

Enhancing Our Business Model

Over the past few fiscal years, we have developed strategies to reduce our overall cost structure in the areas of cost of goods sold, payroll and related costs, and selling, general, and administrative expenses. In April 2014, we implemented a new labor management system to facilitate more efficient staffing that is contributing to lower labor costs. We have also implemented enhanced business processes and capabilities, such as an inventory/food waste management system that should benefit our business model by reducing food waste and manager time on inventory management leading to a better customer experience and improved profitability.

Enhance Sales and Margins Through Repositioning of Our Core Brand

We are in the process of executing a strategic brand transformation of the Ruby Tuesday concept which is designed to make our brand more energetic, affordable, and broadly appealing. We believe the execution of this strategy provides opportunities for increased same-restaurant customer counts and sales growth, and increased shareholder value. Our brand transformation is supported by enhancements in the following areas: food, service, atmosphere, and communication.

As part of our transformation strategy, we have taken what we believe to be meaningful steps to improve our food, customer experience, organizational capabilities, and business model. We continue to transform our menu to be broadly appealing, approachable, and affordable by offering compelling value throughout the menu at a wide-range of price points. Additionally, we are testing an initiative to enhance our Garden Bar which we believe is a differentiator for our brand and utilized by approximately half of our guests. Our intent is to incorporate customer feedback to continue to evolve our food offering as well as to promote menu items that customers find highly satisfying.

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

The fourth area of our brand transformation strategy is enhancements to our communication and marketing programs. The program is designed to reshape consumer perceptions of the Ruby Tuesday brand and enhance our Fresh American Grill positioning by showcasing our brand personality in a fresh and energetic way, featuring compelling new food products, highlighting the freshness and variety of our Garden Bar, and effectively communicating value and affordability.

The four key areas of menu, service, atmosphere, and communication will continue to be foundational drivers of our brand transformation and key to building a stronger business model. We are hopeful that the culmination of the brand transformation strategy in conjunction with engaged restaurant and support teams will ultimately drive customer counts, sales, and average check.

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

Results of Operations

Ruby Tuesday Restaurants
The table below presents the number of Ruby Tuesday concept restaurants at each fiscal year end from fiscal year 2014 through fiscal year 2016:

			International
Fiscal Year	Company-Owned	Domestic Franchise	Franchise	Total
2016	646	27	51	724
2015	658	29	49	736
2014	668	31	48	747

Lime Fresh Restaurants
The table below presents the number of other concept restaurants at each fiscal year end from fiscal year 2014 through fiscal year 2016:

Fiscal Year	Company-Owned	Franchise	Total
2016	2	–	2
2015	19	7	26
2014	20	6	26

During fiscal year 2016:

●	Same-restaurant sales* at Company-owned Ruby Tuesday restaurants decreased 1.4%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants increased 3.7%;
●	One Company-owned Ruby Tuesday restaurant was opened and 13 were closed
●	Five franchised Ruby Tuesday restaurants were opened and five were closed;
●

We formulated a plan beginning in the fourth quarter of fiscal year 2016 to restructure our property portfolio, which ultimately included the planned closing of approximately 95 Company-owned restaurants by September 2016, resulting in additional impairment charges of $39.2 million in fiscal year 2016;

●

We entered into an agreement to sell the assets related to eight Company-owned Lime Fresh restaurants in Florida for $6.0 million and closed the remaining 11 Company-owned Lime Fresh restaurants.  Six of the restaurants were closed and transferred to the buyer during fiscal year 2016, while two remained pending. We also sold the Lime Fresh brand's intellectual property and the franchise agreements associated with eight franchised Lime Fresh concept restaurants for $4.6 million;

●	We prepaid and retired 16 mortgage loan obligations with an aggregate balance of $13.3 million plus prepayment penalties of $1.6 million and $0.1 million of accrued interest;
●	We repurchased and retired 1.9 million shares of our common stock at an aggregate cost of $10.1 million;
●	We repurchased $2.5 million of the Senior Notes. The repurchases settled for $2.4 million plus accrued interest. We realized a negligible gain on these transactions;
●

On April 11, 2016, Jill M. Golder voluntarily resigned as the Company’s Executive Vice President, Chief Financial Officer, and Treasurer. On June 2, 2016, Sue Briley was appointed Interim Chief Financial Officer;

●	On April 7, 2016, Tom Williams, an executive with over 30 years of experience in executing and leading human resources functions, was appointed Chief People Officer;
●

Mike K. Ellis, an executive with more than 30 years of restaurant industry experience and 24 years of restaurant development experience, predominantly in casual dining, was appointed Chief Development Officer on February 29, 2016;

●

On July 25, 2015, Todd A. Burrowes voluntarily resigned as the Company’s President, Ruby Tuesday Concept and Chief Operations Officer. On July 27, 2015, Brett A. Patterson, an executive with over 25 years of restaurant industry experience who was then our Senior Vice President of Operations, was appointed Ruby Tuesday Concept President; and

●	On July 21, 2015, David W. Skena, an executive with over 20 years of marketing experience, was appointed Chief Marketing Officer.

During fiscal year 2015:

●	Same-restaurant sales* at Company-owned Ruby Tuesday restaurants decreased 0.5%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants increased 4.7%;
●	One Company-owned Ruby Tuesday restaurant was opened and 11 were closed;
●	Six franchised Ruby Tuesday restaurants were opened and seven were closed;
●	One Company-owned Lime Fresh restaurant was closed;
●	Two franchised Lime Fresh restaurants were opened and one was closed;
●	We prepaid and retired ten mortgage loan obligations for $9.0 million plus prepayment penalties of $1.0 million and negligible accrued interest;
●	Rhonda J. Parish was appointed Chief Legal Officer on March 16, 2015 and Secretary on April 8, 2015;

* We define same-restaurant sales as a year-over-year comparison of sales volumes for restaurants that, in the current year have been open at least 18 months, in order to remove the impact of new openings in comparing the operations of existing restaurants.

Restaurant Sales
Restaurant sales in fiscal year 2016 decreased 3.1% from fiscal year 2015 for Company-owned restaurants and decreased 5.0% for domestic and international franchised restaurants as explained below. The tables presented below reflect restaurant sales and other revenue information for the last three fiscal years.

Restaurant Sales (in millions):

	Ruby Tuesday Concept		Lime Fresh Concept
Fiscal Year	Company-Owned	Franchise (a)	Company-Owned	Franchise (a)
2016	$1,070.7	$162.4	$14.4	$15.3
2015	1,100.7	171.7	19.4	15.3
2014	1,141.8	162.2	20.7	14.5

(a)	Includes sales of all domestic and international franchised Ruby Tuesday and Lime Fresh restaurants.

Other Revenue Information:

	2016	2015	2014
Company restaurant sales (in thousands)
Ruby Tuesday concept	$1,070,679	$1,100,702	$1,141,771
Lime Fresh concept	14,355	19,440	20,652
Total restaurant sales	$1,085,034	$1,120,142	$1,162,423
Company restaurant sales growth-percentage	(3.1)%	(3.6)%	(6.6)%

	2016	2015	2014
Franchise revenue (in thousands)
Ruby Tuesday concept	$5,286	$5,602	$5,577
Lime Fresh concept	908	822	746
Total franchise revenue (a)	$6,194	$6,424	$6,323
Franchise revenue growth-percentage	(3.6)%	1.6%	1.0%

Total revenue (in thousands)
Ruby Tuesday concept	$1,075,965	$1,106,304	$1,147,348
Lime Fresh concept	15,263	20,262	21,398
Total revenue	$1,091,228	$1,126,566	$1,168,746
Total revenue growth-percentage	(3.1)%	(3.6)%	(6.6)%

	2016	2015	2014
Ruby Tuesday concept same-restaurant sales growth percentage	(1.4)%	(0.5)%	(5.3)%

Company average unit volumes	$1.64 million	$1.66 million	$1.67 million
Company average unit volumes growth percentage	(1.3)%	(0.1)%	(3.8)%

(a)

Franchise revenue includes royalty, license, and development fees, but is exclusive of support service fees of $0.9 million, $1.3 million, and $1.0 million, in fiscal years 2016, 2015, and 2014, respectively, which are recorded as an offset to selling, general, and administrative expenses.

The Ruby Tuesday concept restaurant sales and operating revenue for the fiscal year ended May 31, 2016 decreased 2.7% to $1,070.7 million compared to the prior fiscal year. This decrease is primarily a result of restaurant closings since the prior fiscal year coupled with a 1.4% decrease in same-restaurant sales at Company-owned Ruby Tuesday restaurants. The decrease in Ruby Tuesday concept same-restaurant sales is attributable to a 3.9% decrease in customer traffic offset by a 2.5% increase in net check.

The Lime Fresh concept restaurant sales and operating revenue for the fiscal year ended May 31, 2016 decreased 26.2% to $14.4 million compared to the prior fiscal year. This decrease is primarily due to restaurant closures since fiscal year 2015. As previously discussed within this MD&A, during the current fiscal year we entered into an agreement to sell the assets related to eight Company-owned Lime Fresh restaurants and closed the remaining 11 Company-owned Lime Fresh restaurants.

The Ruby Tuesday concept restaurant sales and operating revenue for the fiscal year ended June 2, 2015 decreased 3.6% to $1,100.7 million compared to fiscal year 2014. This decrease is primarily a result of restaurant closings since fiscal year 2014 coupled with a 0.5% decrease in same-restaurant sales at Company-owned Ruby Tuesday restaurants. The decrease in Ruby Tuesday concept same-restaurant sales is attributable to a 1.4% decrease in customer traffic offset by a 1.0% increase in net check since fiscal year 2014.

The Lime Fresh concept restaurant sales and operating revenue for the fiscal year ended June 2, 2015 decreased 5.9% to $19.4 million compared to fiscal year 2014. This decrease is due in part to restaurant closures since fiscal year 2014.

Franchise development and license fees received are recognized when we have substantially performed all material services and the restaurant has opened for business. Franchise royalties (generally 4.0% of monthly sales for franchised Ruby Tuesday concept restaurants and 5.25% of monthly sales for franchised Lime Fresh concept restaurants) are recognized as franchise revenue on the accrual basis. Franchise revenue decreased 3.6% to $6.2 million in fiscal year 2016 and increased 1.6% to $6.4 million in fiscal year 2015. Franchise revenue is predominantly comprised of domestic and international royalties, which totaled $5.9 million and $6.2 million in fiscal years 2016 and 2015, respectively.

Total franchise restaurant sales are shown in the table below.

	2016	2015	2014
Franchise restaurant sales (in thousands)
Ruby Tuesday concept	$162,401	$171,668	$162,233
Lime Fresh concept	15,310	15,338	14,493
Total franchise restaurant sales (a)	$177,711	$187,006	$176,726
Franchise restaurant sales growth-percentage	(5.0)%	5.8%	4.0%

(a)	Includes sales of all domestic and international franchised Ruby Tuesday and Lime Fresh restaurants.

Segment Profit

Segment profit/(loss) by reportable segment for fiscal years 2016, 2015, and 2014 is as follows (in thousands):

	2016	2015	2014
Segment profit/(loss):
Ruby Tuesday concept	$60,934	$116,408	$69,543
Lime Fresh concept	(4,642)	(2,630)	(6,070)
Total segment profit	$56,292	$113,778	$63,473

Segment profit for the year ended May 31, 2016 for the Ruby Tuesday concept decreased $55.5 million to $60.9 million compared to fiscal year 2015 due primarily to a 1.4% decrease in same-restaurant sales at Company-owned Ruby Tuesday restaurants, increases in closures and impairments expense of $49.3 million primarily as a result of the formulation of a plan in the fourth quarter of fiscal year 2016 to close approximately 95 Company-owned restaurants by September 2016 coupled with higher impairments of poor performing open restaurants throughout the year as compared to the prior fiscal year, and increases in advertising spending of $1.9 million due primarily to higher internet, magazine, direct mail, and other promotional advertising costs offset by decreases in television advertising. These were partially offset by lower cost of goods sold, payroll and related costs, and other restaurant operating costs as further discussed later within this MD&A, and decreases in general and administrative expenses of $4.7 million as a result of lower share-based compensation expense as further discussed later within this MD&A and in Note 10 to the Consolidated Financial Statements, a lower accrual for executive bonus, and decreased management labor from reductions in staffing.

Segment losses for the year ended May 31, 2016 for the Lime Fresh concept increased $2.0 million compared to fiscal year 2015 to $4.6 million due primarily to increases in closures and impairments expense of $3.3 million as the current fiscal year Lime Fresh segment losses include impairment and other charges for eleven Company-owned Lime Fresh restaurants which closed during fiscal year 2016. This was partially offset by lower cost of goods sold, payroll and related costs, other restaurant operating costs, and selling, general and administrative expenses.

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

Segment losses for the year ended June 2, 2015 for the Lime Fresh concept decreased $3.4 million compared to fiscal year 2014 to $2.6 million due primarily to decreases in closures and impairments expense of $2.1 million as fiscal year 2014 Lime Fresh segment losses included lease reserve charges related to four undeveloped sites for which management decided to forego restaurant development and a lease reserve charge on a Lime Fresh restaurant contracted to be sold. This was coupled with reductions in cost of goods sold, payroll and related costs, and other restaurant operating costs due to initiatives discussed later within this MD&A.

The following is a reconciliation of segment profit to loss from continuing operations before taxes for fiscal years 2016, 2015, and 2014 (in thousands):

	2016	2015	2014
Segment profit	$56,292	$113,778	$63,473
Less:
Depreciation and amortization	(51,358)	(52,391)	(57,347)
Unallocated selling, general and administrative expenses	(39,815)	(42,710)	(47,946)
Preopening expenses	(48)	(290)	(395)
Trademark impairments	(1,999)	–	(855)
Gain on sales of Lime Fresh Mexican Grill assets	5,937	–	–
Interest expense, net	(21,764)	(22,735)	(24,945)
Other expense, net	(107)	(757)	(1,560)
Loss from continuing operations before income taxes	$(52,862)	$(5,105)	$(69,575)

Operating Profit

The following table sets forth selected restaurant operating data as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, for the periods indicated. All information is derived from our Consolidated Financial Statements located in Part II, Item 8 of this Annual Report on Form 10-K.

	2016	2015	2014
Restaurant sales and operating revenue	99.4%	99.4%	99.5%
Franchise revenue	0.6	0.6	0.5
Total revenue	100.0	100.0	100.0
Operating costs and expenses:
Cost of goods sold (1)	27.5	27.3	27.7
Payroll and related costs (1)	34.5	34.2	34.8
Other restaurant operating costs (1)	21.2	21.6	22.2
Depreciation and amortization (1)	4.7	4.7	4.9
Selling, general, and administrative, net	10.0	10.2	11.7
Closures and impairments, net	5.7	0.9	2.8
Trademark impairments	0.2	–	0.1
Gain on sales of Lime Fresh Mexican Grill assets	(0.5)	–	–
Interest expense, net	2.0	2.0	2.1
(Gain)/loss on extinguishment of debt	(0.0)	–	0.1
Total operating costs and expenses	104.8	100.5	106.0
Loss from continuing operations before income taxes	(4.8)	(0.5)	(6.0)
Benefit for income taxes from continuing operations	(0.2)	(0.2)	(0.4)
Loss from continuing operations	(4.6)	(0.3)	(5.6)
Income from discontinued operations, net of tax	–	–	0.0
Net loss	(4.6)%	(0.3)%	(5.5)%

(1)     As a percentage of restaurant sales and operating revenue.

Pre-tax Loss from Continuing Operations

Pre-tax loss from continuing operations increased $47.8 million from fiscal year 2015 to $52.9 million for the fiscal year ended May 31, 2016. The increase in pre-tax loss is due primarily to higher closures and impairments expense ($52.1 million), a decrease in same-restaurant sales of 1.4% at Company-owned Ruby Tuesday restaurants, a partial impairment of the Lime Fresh trademark ($2.0 million), and an increase, as a percentage of restaurant sales and operating revenue, of costs of goods sold and payroll and related costs. These were partially offset by gain on sales of Lime Fresh Mexican Grill assets ($5.9 million), a decrease in interest expense, net ($1.0 million) and decreases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of other restaurant operating costs and selling, general and administrative, net.

Pre-tax loss from continuing operations decreased $64.5 million from fiscal year 2014 to $5.1 million for the fiscal year ended June 2, 2015. The lower pre-tax loss is due to reductions in closures and impairments expense ($22.3 million) and interest expense ($2.2 million) and decreases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of cost of goods sold, payroll and related costs, other restaurant operating costs, depreciation, and selling, general, and administrative, net. In addition, fiscal year 2014 included losses on the extinguishment of debt ($1.4 million) and a charge for the partial impairment of the Lime Fresh trademark ($0.9 million).

In the paragraphs that follow, we discuss in more detail the components of the changes in pre-tax loss from continuing operations for years ended May 31, 2016 and June 2, 2015 as compared to the comparable prior year. Because a significant portion of the costs recorded in the cost of goods sold, payroll and related costs, other restaurant operating costs, and depreciation categories are either variable or highly correlate with the number of restaurants we operate, we evaluate our trends by comparing the costs as a percentage of restaurant sales and operating revenue, as well as the absolute dollar change, to the comparable prior year.

Cost of Goods Sold
Cost of goods sold decreased $6.8 million (2.2%) from the prior fiscal year to $298.5 million for the year ended May 31, 2016. As a percentage of restaurant sales and operating revenue, cost of goods sold increased from 27.3% to 27.5%.

The absolute dollar decrease in cost of goods sold for the year ended May 31, 2016 was primarily the result of restaurant closures, a decline in same-restaurant sales, and $1.4 million in settlement proceeds from a class-action lawsuit against a former vendor, which were offset by price increases on certain commodity items since the prior fiscal year coupled with a shift in menu mix associated with menu changes introduced in November 2015.

As a percentage of restaurant sales and operating revenue, the increase in cost of goods sold for the year ended May 31, 2016 is primarily the result of price increases on certain commodity items and a shift in menu mix since the prior fiscal year as discussed above.

Cost of goods sold decreased $16.2 million (5.0%) from fiscal year 2014 to $305.3 million for the year ended June 2, 2015. As a percentage of restaurant sales and operating revenue, cost of goods sold decreased from 27.7% to 27.3%.

The absolute dollar decrease for the year ended June 2, 2015 was the result of restaurant closures and cost savings on certain products due to renegotiated contracts with certain vendors since fiscal year 2014. These were partially offset by price increases on beef, seafood, poultry, and certain other products since fiscal year 2014.

As a percentage of restaurant sales and operating revenue, the decrease in cost of goods sold for the year ended June 2, 2015 is primarily the result of renegotiated contracts with certain vendors since fiscal year 2014.

Payroll and Related Costs
Payroll and related costs decreased $8.7 million (2.3%) from the prior fiscal year to $374.6 million for the year ended May 31, 2016. As a percentage of restaurant sales and operating revenue, payroll and related costs increased from 34.2% to 34.5%.

The absolute dollar decrease in payroll and related costs for the year ended May 31, 2016 was primarily due to restaurant closures, reductions in overtime as a result of scheduling improvements, decreased management labor costs, and lower workers’ compensation costs due to favorable claims experience since the prior fiscal year. These reductions were partially offset by higher health insurance due to unfavorable claims experience.

As a percentage of restaurant sales and operating revenue, the increase in payroll and related costs for the year ended May 31, 2016 is primarily the result wage inflation and loss of leveraging associated with lower sales volumes.

Payroll and related costs decreased $21.1 million (5.2%) from fiscal year 2014 to $383.3 million for the year ended June 2, 2015. As a percentage of restaurant sales and operating revenue, payroll and related costs decreased from 34.8% to 34.2%.

The absolute dollar decrease in payroll and related costs for the year ended June 2, 2015 was primarily due to restaurant closures, decreases in hourly labor as a result of scheduling improvements with the rollout of a new labor forecasting system in our restaurants, and lower management labor, which were partially offset by higher health insurance costs as a result of unfavorable claims experience and higher bonus expense as more restaurants achieved the performance goals as compared to fiscal year 2014.

As a percentage of restaurant sales and operating revenue, the decrease in payroll and related costs for the year ended June 2, 2015 was primarily the result of decreased hourly and management labor due to reasons discussed above.

Other Restaurant Operating Costs
Other restaurant operating costs decreased $12.6 million (5.2%) from the prior fiscal year to $229.5 million for the year ended May 31, 2016. As a percentage of restaurant sales and operating revenue, other restaurant operating costs decreased from 21.6% to 21.2%.

For the year ended May 31, 2016, the decrease in other restaurant operating costs related to the following (in thousands):

Repairs	$3,607
Utilities	2,401
Legal	2,209
Rent and leasing	1,694
Insurance	1,693
Supplies	1,473
Other decreases, net	366
Property and equipment losses	(852)
Net decrease	$12,591

In both absolute dollars and as a percentage of restaurant sales and operating revenue for the year ended May 31, 2016, the decrease was a result of lower building repairs, utilities, and rent and leasing due in part to restaurant closures since the prior fiscal year, lower legal costs related to pending litigation, and insurance as a result of favorable general liability claims. These were partially offset by higher property and equipment losses due primarily to a Company-owned Ruby Tuesday restaurant that was destroyed by fire during the current fiscal year. In addition, the decrease as a percentage of restaurant sales and operating revenue was partially offset by loss of leveraging associated with lower sales volumes.

Other restaurant operating costs decreased $15.8 million (6.1%) from the prior year to $242.1 million for the year ended June 2, 2015. As a percentage of restaurant sales and operating revenue, other restaurant operating costs decreased from 22.2% to 21.6%.

For the year ended June 2, 2015, the decrease in other restaurant operating costs related to the following (in thousands):

Repairs	$5,001
Utilities	3,960
Rent and leasing	2,053
Legal	1,698
Gift card breakage	1,388
Business interruption recoveries	1,060
Other decreases, net	1,669
Insurance	(1,010)
Net decrease	$15,819

In both absolute dollars and as a percentage of restaurant sales and operating revenue for the year ended June 2, 2015, the decrease in other operating costs was primarily a result of reduced building repairs, utilities, and rent and leasing due primarily to restaurant closures since fiscal year 2014, lower legal costs related to pending litigation, higher gift card breakage income, and business interruption recoveries related to claims collected for certain of our restaurants in the Gulf Coast area. These changes were partially offset by higher insurance due in part to unfavorable general liability claims experience in fiscal year 2015.

Depreciation and Amortization
Depreciation and amortization expense decreased $1.0 million (2.0%) to $51.4 million for the year ended May 31, 2016, compared to the prior fiscal year. As a percentage of restaurant sales and operating revenue, depreciation expense was consistent with the prior fiscal year at 4.7%.

The absolute dollar decrease in depreciation and amortization for the year ended May 31, 2016 is due primarily to assets that became fully depreciated or were impaired since the prior fiscal year coupled with restaurant closures.

Depreciation and amortization expense decreased $5.0 million (8.6%) to $52.4 million for the year ended June 2, 2015, compared to fiscal year 2014. As a percentage of restaurant sales and operating revenue, depreciation expense decreased from 4.9% to 4.7%.

In terms of absolute dollars, the decrease for the year ended June 2, 2015 is due primarily to assets that became fully depreciated since fiscal year 2014 coupled with restaurant closures.

Selling, General, and Administrative Expenses, Net
Selling, general, and administrative expenses, net decreased $5.7 million (4.9%) from the prior fiscal year to $109.6 million for the year ended May 31, 2016.

The decrease for the year ended May 31, 2016 is due to lower general and administrative costs ($7.7 million) offset by higher advertising costs ($2.0 million). The reduction in general and administrative costs is primarily due to lower share-based compensation expense as a result of a forfeiture credit as further discussed in Note 10 to the Consolidated Financial Statements and the substantial completion during fiscal year 2015 of expense recognition related to our Chief Executive Officer’s December 2012 inducement awards, a lower accrual for executive bonus, and decreased management labor from reductions in staffing. These were partially offset by higher employee pension-related costs, fees associated with certain service contracts, travel costs associated with restaurant manager training at our Restaurant Support Services Center, and consulting fees. The increase in advertising is primarily a result of higher internet, magazine, direct mail, and other promotional advertising costs offset by decreases in television advertising.

Selling, general, and administrative expenses, net decreased $21.8 million (15.9%) from fiscal year 2014 to $115.3 million for the year ended June 2, 2015.

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

Closures and Impairments, Net

Closures and impairments, net increased $52.1 million to $62.7 million for the fiscal year ended May 31, 2016, as compared to the prior fiscal year. The $52.1 million increase is primarily due to higher property impairment charges ($48.3 million), closed restaurant lease reserve expense ($2.6 million), and other closing costs ($0.3 million), coupled with lower gains on the sale of surplus properties ($0.9 million).

The increase in closures and impairments for the year ended May 31, 2016 is primarily due to higher Ruby Tuesday concept property impairment charges coupled with $6.4 million of impairments, lease reserves, severance, and other charges associated with the closure of 11 Lime Fresh restaurants during the current fiscal year. As further discussed in Notes 7 and 16 to the Consolidated Financial Statements, on August 11, 2016, following a comprehensive review of the Company's property portfolio, we announced a plan to close approximately 95 Company-owned restaurants by September 2016. Given the status of the plan as of May 31, 2016, we concluded that there was an impairment trigger as certain restaurants would be disposed of significantly before the end of their previously estimated useful lives. Accordingly, we recorded impairment charges of $39.2 million during the fourth quarter of fiscal year 2016 related to these restaurants. Also included within Closures and impairments, net for fiscal year 2016 are impairments of $14.7 million related to open Ruby Tuesday concept restaurants with deteriorating operational performance during the first three quarters of fiscal year 2016 or not included within management’s developing closure plan during the fourth fiscal quarter, $3.4 million related to Lime Fresh Mexican Grill concept restaurants, and $0.8 million related to surplus properties.

Closures and impairments, net decreased $22.3 million to $10.5 million for the year ended June 2, 2015, as compared to fiscal year 2014. The decrease is primarily due to lower property impairment charges ($14.5 million), closed restaurant lease reserve expense ($5.8 million), and other closing costs ($1.2 million) coupled with higher gains on the sale of surplus properties ($0.7 million).

The decrease in closures and impairments for the year ended June 2, 2015 is primarily due to lower property impairment charges as the same periods of the prior fiscal year included, among other charges, larger impairments attributable to open Ruby Tuesday concept restaurants experiencing deteriorating operational performance and related to early restaurant closures. Fiscal year 2014 charges were also higher due to a plan to close approximately 30 Ruby Tuesday concept restaurants by the end of that fiscal year.

See Note 7 to the Consolidated Financial Statements for further information on our closures and impairment charges recorded during fiscal years 2016, 2015, and 2014. Further information regarding closures and impairments expense for the Ruby Tuesday and Lime Fresh concepts for all periods presented is contained in Note 11 to the Consolidated Financial Statements.

Trademark Impairments

As previously discussed within this MD&A, during fiscal year 2016 we entered into an agreement to sell eight Company-owned Lime Fresh restaurants in Florida and closed the remaining 11 Company-owned Lime Fresh restaurants. In connection with these events, we concluded that the Lime Fresh trademark was partially impaired. Accordingly, we recorded a non-cash charge of $2.0 million representing a partial impairment of the Lime Fresh trademark.

During fiscal year 2014, we concluded that the Lime Fresh trademark was partially impaired by using entity specific projections for undiscounted cash flows that incorporated only those Lime Fresh assets existing as of the measurement date. Accordingly, we recorded a non-cash charge of $0.9 million representing a partial impairment of the Lime Fresh trademark.

As further discussed in Note 3 to the Consolidated Financial Statements, we sold the Lime Fresh brand's intellectual property during the fourth quarter of fiscal year 2016. As a result of this transaction, our Lime Fresh trademark had no net book value remaining at May 31, 2016. See Note 7 to our Consolidated Financial Statements for further information on our trademark impairment charges recorded during fiscal years 2016 and 2014.

Gain on Sales of Lime Fresh Mexican Grill Assets

As previously discussed within this MD&A and further discussed in Note 3 to the Consolidated Financial Statements, during fiscal year 2016, we entered into an agreement to sell the assets related to eight Company-owned Lime Fresh restaurants in Florida for $6.0 million and closed the remaining 11 Company-owned Lime Fresh restaurants.  Six of the restaurants were closed and transferred to the buyer during the fourth quarter of fiscal year 2016, after which we were paid $5.0 million. One of the remaining two restaurants closed and transferred to the buyer shortly after our fiscal year-end, and the other restaurant is expected to close and transfer to the buyer on or before the end of our second quarter of fiscal year 2017. The remaining $1.0 million of consideration will be received when the remaining restaurant has transferred to the buyer. We recognized during fiscal year 2016 a gain of $3.1 million on this transaction. All of the eight restaurants involved in this transaction will be rebranded by the buyer as a different restaurant concept.

Also during the fourth quarter of fiscal year 2016, we sold the Lime Fresh brand's intellectual property and the franchise agreements associated with eight franchised Lime Fresh concept restaurants for $4.6 million. We recognized a gain of $2.8 million on this transaction.

Interest Expense, Net
Interest expense, net decreased $1.0 million to $21.8 million for the year ended May 31, 2016, as compared to the prior fiscal year, primarily due to lower interest resulting from the early payoff of certain mortgage loans and repurchases of our Senior Notes since the prior fiscal year. Partially offsetting these decreases were $0.6 million in increased prepayment premiums paid in connection with mortgage obligations that we prepaid and retired in fiscal year 2016 above those paid in the previous fiscal year.

Interest expense, net decreased $2.2 million to $22.7 million for the year ended June 2, 2015, primarily due to lower interest expense on our Senior Notes due to repurchases during fiscal year 2014 and the early payoff of certain mortgage loans since fiscal year 2014.

(Gain)/Loss on Extinguishment of Debt

Under the terms of the Senior Credit Facility we are allowed, under certain circumstances, to repurchase up to $20.0 million of the Senior Notes in any fiscal year. During the year ended May 31, 2016, we repurchased $2.5 million of the Senior Notes for $2.4 million plus accrued interest. We realized a negligible gain on these transactions.

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

Benefit for Income Taxes from Continuing Operations
We recorded a tax benefit from continuing operations of $2.2 million for the fiscal year ended May 31, 2016, compared to a tax benefit from continuing operations of $1.9 million for the fiscal year ended June 2, 2015. Included in our $1.9 million tax benefit for the fiscal year ended June 2, 2015 was a benefit of $3.2 million recorded during the first quarter of fiscal year 2015, representing an immaterial prior period correction to our deferred tax asset valuation allowance.

We recorded a tax benefit from continuing operations of $1.9 million for the fiscal year ended June 2, 2015, compared to a tax benefit from continuing operations of $4.7 million for the fiscal year ended June 3, 2014. Included in our $1.9 million tax benefit from continuing operations for the year ended June 2, 2015 was the previously mentioned benefit of $3.2 million, with the remaining $1.3 million in net expense is attributable to decreased pre-tax losses and changes in uncertain tax reserves for fiscal year 2015.

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

Our valuation allowance for deferred tax assets totaled $89.9 million and $62.8 million as of May 31, 2016 and June 2, 2015, respectively. Included within our income tax benefit from continuing operations is the expense from the additional valuation allowance of $28.2 million, $9.1 million, and $31.2 million for fiscal years 2016, 2015, and 2014, respectively, representing the amount reserved for the increase in net deferred tax assets during the periods (primarily related to general business credit carryforwards and state net operating loss carryforwards). Additionally, a valuation allowance benefit of $0.3 million was included within the income tax benefit from discontinued operations in fiscal year 2014.

Under ASC 740, we are required to assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of, among other charges, closures and impairments and trademark impairment charges, we currently reflect a three-year cumulative pre-tax loss. A cumulative pre-tax loss is given more weight than projections of future income, and a recent historical cumulative loss is considered a significant factor that is difficult to overcome. Before consideration of the valuation allowance expense, we had an income tax benefit of $30.4 million, $11.0 million, and $35.9 million, including the tax credits, in fiscal years 2016, 2015, and 2014, respectively.

Discontinued Operations

In an effort to focus primarily on the sales turnaround of our core Ruby Tuesday concept and secondly, to improve the financial performance of our then Lime Fresh concept, we completed the closure of our Marlin & Ray’s, Wok Hay, and Truffles restaurants during fiscal year 2013. We have classified the results of operations of our Company-owned Marlin & Ray’s, Wok Hay, and Truffles concepts as discontinued operations for the fiscal years ended June 3, 2014. The results of operations of our discontinued operations are as follows (in thousands):

June 3, 2014
Restaurant sales and operating revenue	$–
Income before income taxes	$458
Benefit for income taxes	(106)
Income from discontinued operations	$564

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of liquidity is cash provided by operations. The following table presents a summary of our cash flows from operating, investing, and financing activities for the last three fiscal years (in thousands).

	2016	2015	2014
Net cash provided by operating activities	$40,117	$54,911	$45,375
Net cash used by investing activities	(19,755)	(17,497)	(6,203)
Net cash used by financing activities	(28,352)	(13,409)	(40,753)

Net (decrease)/ increase in cash and cash equivalents	$(7,990)	$24,005	$(1,581)

Operating Activities

Our cash provided by operations is generally derived from cash receipts generated by our restaurant customers and franchisees.  Substantially all of the $1,085.0 million, $1,120.1 million, and $1,162.4 million of restaurant sales and operating revenue disclosed in our Consolidated Statements of Operations and Comprehensive Loss for fiscal years 2016, 2015, and 2014, respectively, was received in cash either at the point of sale or within two to four days (when our customers paid with debit or credit cards).  Our primary uses of cash for operating activities are food and beverage purchases, payroll and benefit costs, restaurant operating costs, general and administrative expenses, and marketing, a significant portion of which are incurred and paid in the same period.

Cash provided by operating activities for fiscal year 2016 decreased $14.8 million (27.0%) from the prior fiscal year to $40.1 million. The decrease is primarily the result of lower Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”), increases in amounts spent to acquire inventory, decreases in accounts payable, accrued, and other liabilities due to the timing of payments, and an increase in cash paid for taxes ($2.8 million). These were partially offset by lower cash paid for interest ($1.0 million) due to the prepayment of certain of our mortgage obligations and other principal payments on our debt since the prior fiscal year and a decrease in amounts spent on media advertising (approximately $1.7 million).

Cash provided by operating activities for fiscal year 2015 increased $9.5 million (21.0%) from fiscal year 2014 to $54.9 million. The increase is primarily the result of higher EBITDA due in part to restaurant-level cost improvements and reductions in amounts spent on media advertising. These increases were partially offset by decreases in accounts payable, accrued, and other liabilities due to the timing of payments (approximately $11.4 million) and inventory (approximately $8.9 million) as amounts for fiscal year 2014 related to levels of lobster held in inventory that were significantly lower than those of the preceding year.

Our working capital and current ratio as of May 31, 2016 were $23.2 million and 1.2:1, respectively. While we typically carry current liabilities in excess of current assets as is common in the restaurant industry, we have reduced our accounts payable and other accrued liabilities since the prior fiscal year.

Investing Activities

We require capital principally for the maintenance and upkeep of our existing restaurants, limited new restaurant construction, investments in technology, equipment, remodeling of existing restaurants, and on occasion for the acquisition of franchisees or other restaurant concepts. Property and equipment expenditures purchased primarily with cash on hand, internally-generated cash flows, and/or proceeds from sale-leaseback transactions for fiscal years 2016, 2015, and 2014 were $34.4 million, $31.0 million, and $28.3 million, respectively. In addition, proceeds from the disposal of assets produced $11.7 million, $11.3 million, and $15.5 million of cash in fiscal years 2016, 2015, and 2014, respectively, following actions taken to more aggressively market surplus properties in order to pay down debt and, for fiscal year 2016, to substantially exit the Lime Fresh Mexican Grill brand.

During the fiscal year ended June 3, 2014, we completed sale-leaseback transactions of the land and building for three Company-owned Ruby Tuesday concept restaurants for gross cash proceeds of $5.9 million, exclusive of transaction costs of approximately $0.3 million. Equipment was not included. The net proceeds from the sale-leaseback transactions were used for general corporate purposes, including capital expenditures, debt payments, and, in fiscal years prior to 2014, the repurchase of shares of our common stock. See Note 5 to the Consolidated Financial Statements for further discussion of these transactions.

Capital expenditures for fiscal year 2017 are estimated to be in the range of between $38.0 million to $42.0 million. We intend to fund our investing activities with cash currently on hand, cash provided by operations, proceeds from the sale of surplus properties, or borrowings on the Senior Credit Facility.

Financing Activities

Historically our primary sources of cash have been operating activities, coupled with sale-leaseback transactions and sales of surplus properties. When these alone have not provided sufficient funds for both our capital and other needs, we have obtained funds through the issuance of indebtedness or through the issuance of additional shares of common stock.

Our current borrowings and credit facilities include $212.5 million outstanding principal of 7.625% senior notes due 2020 (the “Senior Notes”), a four year revolving credit agreement (the “Senior Credit Facility”) under which we may borrow up to $50.0 million, and $15.7 million of mortgage loan obligations acquired upon franchise acquisitions. See Note 6 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for key terms and further information on our Senior Notes, Senior Credit Facility, and mortgage loan obligations.

Under the terms of the Senior Credit Facility we are allowed, under certain circumstances, to repurchase up to $20.0 million of the Senior Notes in any fiscal year. During the year ended May 31, 2016, we repurchased $2.5 million of the Senior Notes for $2.4 million plus accrued interest. We realized a negligible gain on these transactions. We did not repurchase any Senior Notes during the year ended June 2, 2015. During the year ended June 3, 2014, we repurchased $20.0 million of the Senior Notes for $20.0 million plus $0.2 million of accrued interest. We realized losses of $0.7 million on these transactions.

During fiscal year 2016, we prepaid and retired 16 mortgage loan obligations with an aggregate balance of $13.3 million using cash on hand. We paid $1.6 million in prepayment premiums and $0.1 million of accrued interest in connection with the retirement of these obligations. The prepayment of this debt eliminated one mortgage lender and allowed for the release of 44 properties which had served as collateral. Additionally, during fiscal year 2015, we prepaid and retired ten mortgage loan obligations with an aggregate balance of $9.0 million using cash on hand. In connection with the retirement of these obligations, we paid $1.0 million in prepayment premiums and an insignificant amount of accrued interest.

During fiscal years 2016, 2015, and 2014, we repurchased 1.9 million, an insignificant number, and 0.1 million shares of RTI common stock, respectively, at an aggregate cost of $10.1 million, $0.1 million, and $0.6 million, respectively. As of May 31, 2016, the total number of shares authorized to be repurchased was 9.9 million. Additionally, there were no dividends paid during fiscal years 2016, 2015, or 2014.

Significant Contractual Obligations and Commercial Commitments
Long-term financial obligations were as follows as of May 31, 2016 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Notes payable and other
long-term debt, including
current maturities (a)	$15,956	$10,971	$3,044	$1,599	$342
Senior unsecured notes (a)	212,546	–	–	212,546	–
Interest (b)	68,175	17,229	33,089	16,451	1,406
Operating leases (c)	613,184	45,507	84,249	72,792	410,636
Purchase obligations (d)	58,338	40,552	14,594	2,680	512
Pension obligations (e)	39,320	2,809	4,007	7,234	25,270
Total (f)	$1,007,519	$117,068	$138,983	$313,302	$438,166

(a)	See Note 6 to the Consolidated Financial Statements for more information on our debt.
(b)

Amounts represent contractual interest payments on our fixed-rate debt instruments. Additionally, the amounts shown above include interest payments on the Senior Notes at the current interest rate of 7.625%.

(c)

This amount includes lease payments for certain optional renewal periods for which exercise is considered reasonably assured as well as operating leases totaling $4.3 million for which sublease income from franchisees or others is expected. Certain of these leases obligate us to pay maintenance costs, utilities, real estate taxes, and insurance, which are excluded from the amounts shown above. See Note 5 to the Consolidated Financial Statements for more information.

(d)	The amounts for purchase obligations include cash commitments under contract for food items and supplies, advertising, utility contracts, and other miscellaneous commitments.
(e)	See Note 8 to the Consolidated Financial Statements for more information.
(f)	This amount excludes $4.5 million of unrecognized tax benefits due to the uncertainty regarding the timing of future cash outflows associated with such obligations.

Commercial commitments were as follows as of May 31, 2016 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Letters of credit	$11,591	$4,491	$7,100	$–	$–
Divestiture guarantees	6,901	613	1,062	1,072	4,154
Lease guarantee	17,743	1,252	2,555	2,244	11,692
Total	$36,235	$6,356	$10,717	$3,316	$15,846

At May 31, 2016, we had divestiture guarantees, which arose in fiscal 1996, when our shareholders approved the distribution of our family dining restaurant business (Morrison Fresh Cooking, Inc., “MFC”) and our health care food and nutrition services business (Morrison Health Care, Inc., “MHC”). Subsequent to that date Piccadilly Cafeterias, Inc. (“Piccadilly”) acquired MFC and Compass Group (“Compass”) acquired MHC. As agreed upon at the time of the distribution, we have been contingently liable for payments to MFC and MHC employees retiring under MFC’s and MHC’s versions of the Management Retirement Plan and the Executive Supplemental Pension Plan (the two non-qualified defined benefit plans) for the accrued benefits earned by those participants as of March 1996.

We estimated our divestiture guarantees at May 31, 2016 to be $6.8 million for employee benefit plans (all of which resides with MHC following Piccadilly’s bankruptcy in fiscal 2004). We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

As of May 31, 2016, we are the guarantor of nine third-party leases associated with closed concept restaurants. Lease guarantee amounts in the table above represent lease payments for which we are contingently liable. While we believe that the likelihood of being required to make these lease payments is remote, we recorded a guarantee liability of $0.5 million and $0.1 million in our Consolidated Balance Sheets at May 31, 2016 and June 2, 2015, respectively.

Off-Balance Sheet Arrangements

See Note 5 to the Consolidated Financial Statements for information regarding our operating leases.

Recently Issued Accounting Pronouncements

Information regarding accounting pronouncements not yet adopted is incorporated by reference from Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

Impairment of Long-Lived Assets

We evaluate the carrying value of any individual restaurant when the cash flows of such restaurant have deteriorated and we believe the probability of continued operating and cash flow losses indicate that the net book value of the restaurant may not be recoverable. In performing the review for recoverability, we consider the forecasted future cash flows expected to result from the use of the restaurant and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the restaurant, an impairment loss is recognized for the amount by which the net book value of the assets exceeds their fair value. Otherwise, an impairment loss is not recognized. Fair value is market participant-based upon broker estimates of the value of land, building, leasehold improvements, and other residual assets, or estimated discounted future cash flows expected to be generated from continuing use through the expected disposal date and the expected salvage value.

Under our policies, recurring or projected annual negative cash flow signals a potential impairment. If a restaurant that has been open for at least six full quarters shows negative cash flow results, we evaluate the plan to reverse the negative performance. Both qualitative and quantitative information are considered when evaluating for potential impairments. We also perform tests for impairment of intangible assets when other events or circumstances indicate it might be impaired.

As discussed in Notes 7 and 16 to the Consolidated Financial Statements, in response to a comprehensive review by management of our property portfolio, during the fourth quarter of fiscal year 2016, we tested a significant number of open Ruby Tuesday concept restaurants for impairment as we concluded it was more likely than not they would close significantly before the end of their previously estimated useful life.  We evaluated recoverability based on the restaurants forecasted undiscounted cash flows for 107 restaurants, which incorporated probability weighted scenarios of either remaining open or closing in the near term.  Sensitivity analyses were performed on the probability weighted scenarios changing by 10% and the results were not materially different. For restaurant assets that are deemed to not be recoverable, we wrote those assets down to estimated fair value. As a result of this analysis, the Company incurred $39.2 million of impairment charges during fiscal year 2016.  We also tested the Lime Fresh trademark for impairment during fiscal years 2016 and 2014 as factors were present which indicated the trademark may be impaired.  We determined that the Lime Fresh trademark was partially impaired and recorded charges of $2.0 million and $0.9 million during fiscal years 2016 and 2014, respectively.

At May 31, 2016, we had 75 restaurants that had been open for more than six full quarters with rolling 12-month negative cash flows of which 67 are expected to close by September 2016 either as part of the asset rationalization  plan as previously discussed or as leases expire.  Of the eight restaurants which remained, we recorded impairments for five properties based on their estimated values and we reviewed the plans to improve cash flows at the remaining three properties and determined that no impairments were necessary. The remaining net book value of the eight restaurants was $2.2 million at May 31, 2016.

Should cash flows at these cash flow negative restaurants not improve within a reasonable period of time, further impairment charges may occur. Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs, salvage value, and sublease income. Accordingly, actual results could vary significantly from quarter to quarter and from our estimates.

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

We recorded a valuation allowance for deferred tax assets of $89.9 million and $62.8 million as of May 31, 2016 and June 2, 2015, respectively.  Included within our income tax benefit from continuing operations is the expense from the additional valuation allowance of $28.2 million, $9.1 million, and $31.2 million for fiscal years 2016, 2015, and 2014, respectively. Additionally, a valuation allowance benefit of $0.3 million was included in income tax benefit from discontinued operations in fiscal year 2014. Given that we last recorded pre-tax income in fiscal 2011, we will likely not be able to reverse the significant valuation allowance recorded in the near future. Our recorded valuation allowance may be subject to material changes in the future, as our ability to utilize deferred tax assets can significantly change based on future events, including our determinations as to the feasibility of certain tax planning strategies. Upon such time that we are able to reverse the deferred tax asset valuation allowance, income tax expense will be reduced, and net income will correspondingly be increased, by the amount we are able to reverse.

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

Our operating lease term used for straight-line rent expense is calculated from the date we take possession of the leased premises through the end of the lease term. There is potential for variability in our “rent holiday” period which begins on the possession date and ends on the earlier of the restaurant open date or the commencement of rent payments. Factors that may affect the length of the rent holiday period generally relate to construction-related delays. Extension of the rent holiday period due to delays in restaurant opening will result in greater preopening rent expense recognized during the rent holiday period.

For operating leases that contain predetermined fixed rent escalations, we record the total rent payable during the lease term, as determined above, on the straight-line basis over the term of the lease (including the “rent holiday” period beginning upon possession of the premises), and we record the difference between the minimum rents paid and the straight-line rent as deferred escalating minimum rent.

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

We record the estimated future lease obligations on leased restaurants upon closure for which we have not sublet or settled the lease with the respective landlord as of a quarter end date. Inherent in these estimates is an assumption on the time period we anticipate it will take to reach a settlement with our landlord or to execute on a sublease agreement. We calculate the lease obligation as the present value of future minimum net lease or settlement payments using a discount rate that takes into account the remaining time period prior to the estimated date of resolution. As further discussed in Note 7 to the Consolidated Financial Statements, our estimated lease obligations for closed restaurants as of May 31, 2016 and June 2, 2015 were $6.3 million and $7.1 million, respectively.

Estimated Liability for Self-Insurance

We self-insure a portion of our expected losses under our employee health care benefits, workers’ compensation, general liability, and property insurance programs. Specifically with our workers’ compensation and general liability coverages, we have stop loss insurance for individual claims in excess of stated loss amounts. Insurance liabilities are recorded based on third-party actuarial estimates of the ultimate incurred losses, net of payments made. The estimates themselves are based on standard actuarial techniques that incorporate both the historical loss experience of the Company and supplemental information as appropriate.

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

Known Events, Uncertainties, and Trends

Upcoming Restaurant Closures

As discussed previously within this MD&A and discussed further in Notes 7 and 16 to the Consolidated Financial Statements, on August 11, 2016, following a comprehensive review of our Company's property portfolio, we announced a plan to close approximately 95 Company-owned restaurants by September 2016. The approved closures, which include mall, in line, and freestanding sites, encompass restaurants spread throughout all of the geographies in which the Company operates. Of the restaurants expected to close, approximately two-thirds are operated on leased properties and approximately one-third are owned.

We incurred $39.2 million of impairment charges in the fourth quarter of our fiscal year 2016 following an impairment analysis performed for the restaurants deemed, as of May 31, 2016, to be more than likely to be closed significantly prior to the end of their previously estimated useful lives based on the then status of management’s developing plan. In addition to the impairment charges recorded during fiscal year 2016, further impairment charges will be incurred based on changes ultimately made to the plan after May 31, 2016 and as the restaurants actually close. Accordingly, the first quarter of our fiscal year 2017 closures and impairments are expected to include additional impairment charges of approximately $3.0 million to $5.0 million for restaurants added to management’s plan subsequent to May 31, 2016, approximately $19.0 million to $21.0 million associated with estimated lease settlement costs and approximately $11.0 million to $16.0 million in severance benefits, inventory write-off and other costs. The actual amount of any cash payments made by the Company for lease contract termination costs will be dependent upon ongoing negotiations with the landlords of the leased restaurant properties and could be higher or lower than the amounts currently estimated.

Financial Strategy and Stock Repurchase Plan

Cash and cash equivalents as of May 31, 2016 were $67.3 million. Our overall goal is to invest in our brand and to strengthen our balance sheet to improve credit metrics. As such, our first priority is to ensure that we have adequate cash levels to run the business and internally fund our capital expenditures. Our second priority is to reduce our outstanding debt to help improve our credit metrics with the goal of improved flexibility and access to capital at reasonable rates. Lastly, we would consider share repurchases within the limitations of our debt covenants to return capital to shareholders. During the fiscal year ended May 31, 2016, we repurchased 1.9 million shares of our common stock at an aggregate cost of $10.1 million. As of May 31, 2016, the total number of remaining shares authorized to be repurchased was 9.9 million. Any of these actions, in any particular period and the actual amount thereof, remain at the discretion of the Board of Directors, and no assurance can be given that any such actions will be taken in the future.

Repurchases of Senior Notes

We are allowed under the terms of the Senior Credit Facility to repurchase, in any fiscal year, up to $20.0 million of indebtedness to various holders of the Senior Notes. During the fiscal year ended May 31, 2016, we repurchased $2.5 million of the Senior Notes for $2.4 million plus accrued interest. We realized a negligible gain on these transactions. As of the date of this filing, we may repurchase $20.0 million of the Senior Notes during the remainder of fiscal year 2017. Future repurchases of the Senior Notes, if any, will be funded with available cash on hand.

Dividends

During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to our shareholders. No dividends were declared or paid during the three year period ended May 31, 2016. The payment of a dividend in any particular period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that dividends will be paid in the future.

Fiscal Year

Our fiscal year 2017 will contain 53 weeks and end on June 6, 2017.

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

Item 7A. Quantitative and Qualitative

Disclosure About Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices. The interest rate charged on our Senior Credit Facility can vary based on the interest rate option we choose to utilize. Our options for the rate are LIBOR or a Base Rate plus an applicable margin provided that the rate shall not be less than zero. The Base Rate is defined as the highest of the issuing bank’s prime rate, the Federal Funds rate plus 0.50%, or the Adjusted LIBO rate (as defined in the Senior Credit Facility) plus 1.0%. The applicable margin for the LIBOR rate-based option is a percentage ranging from 2.50% to 3.50% and for the Base Rate option is a percentage ranging from 1.50% to 2.50%. As of May 31, 2016, we had no outstanding debt subject to interest rate fluctuations as our Senior Notes and remaining mortgage loan obligations are fixed-rate debt instruments and our Senior Credit Facility was undrawn. As a result, a hypothetical 100 basis point change in short-term interest rates would have no impact on our interest expense.

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
Index to Consolidated Financial Statements

Ruby Tuesday, Inc. and Subsidiaries

Consolidated Financial Statements

Consolidated Statements of Operations and

Comprehensive Loss

(In thousands, except per-share data)

	For the Fiscal Year Ended
	May 31, 2016	June 2, 2015	June 3, 2014
		(as adjusted)	(as adjusted)
Revenue:
Restaurant sales and operating revenue	$1,085,034	$1,120,142	$1,162,423
Franchise revenue	6,194	6,424	6,323
Total revenue	1,091,228	1,126,566	1,168,746

Operating costs and expenses:
Cost of goods sold (excluding depreciation and
amortization shown below)	298,529	305,306	321,521
Payroll and related costs	374,561	383,261	404,379
Other restaurant operating costs	229,518	242,109	257,928
Depreciation and amortization	51,358	52,391	57,347
Selling, general, and administrative, net	109,627	115,327	137,151
Closures and impairments, net	62,681	10,542	32,831
Trademark impairments	1,999	–	855
Gain on sales of Lime Fresh Mexican Grill assets	(5,937)	–	–
Interest expense, net	21,764	22,735	24,945
(Gain)/loss on extinguishment of debt	(10)	–	1,364
Total operating costs and expenses	1,144,090	1,131,671	1,238,321

Loss from continuing operations before income taxes	(52,862)	(5,105)	(69,575)
Benefit for income taxes from continuing operations	(2,180)	(1,911)	(4,665)
Loss from continuing operations	(50,682)	(3,194)	(64,910)

Income from discontinued operations, net of tax	–	–	564
Net loss	$(50,682)	$(3,194)	$(64,346)

Other comprehensive income/(loss):
Pension liability reclassification	831	(40)	45
Total comprehensive loss	$(49,851)	$(3,234)	$(64,301)

Basic loss per share:
Loss from continuing operations	$(0.83)	$(0.05)	$(1.08)
Income from discontinued operations	–	–	0.01
Net loss per share	$(0.83)	$(0.05)	$(1.07)

Diluted loss per share:
Loss from continuing operations	$(0.83)	$(0.05)	$(1.08)
Income from discontinued operations	–	–	0.01
Net loss per share	$(0.83)	$(0.05)	$(1.07)

Weighted average shares:
Basic	60,871	60,580	60,231
Diluted	60,871	60,580	60,231

The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per-share data)

	May 31, 2016	June 2, 2015
		(as adjusted)
Assets:
Current assets:
Cash and cash equivalents	$67,341	$75,331
Accounts and other receivables	12,827	5,287
Inventories:
Merchandise	13,799	12,861
China, silver and supplies	7,796	7,550
Income tax receivable	3,003	–
Prepaid rent and other expenses	11,508	12,398
Assets held for sale	4,642	5,453
Total current assets	120,916	118,880

Property and equipment, net	671,250	752,174
Other assets	45,751	54,398
Total assets	$837,917	$925,452

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$22,141	$23,005
Accrued liabilities:
Taxes, other than income and payroll	10,769	11,067
Payroll and related costs	14,561	20,351
Insurance	5,109	7,633
Deferred revenue – gift cards	16,354	16,636
Rent and other	18,838	20,535
Current maturities of long-term debt, including capital leases	9,934	10,078
Income tax payable	–	1,069
Deferred income taxes, net	–	7
Total current liabilities	97,706	110,381

Long-term debt and capital leases, less current maturities	213,803	231,017
Deferred income taxes, net	–	1,442
Deferred escalating minimum rent	51,535	50,768
Other deferred liabilities	67,093	66,261
Total liabilities	430,137	459,869

Commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock, $0.01 par value; (authorized: 100,000 shares;
issued: 2016 – 60,137 shares, 2015 – 62,098 shares)	601	621
Capital in excess of par value	75,938	83,870
Retained earnings	341,350	392,032
Deferred compensation liability payable in Company stock	521	681
Company stock held by Deferred Compensation Plan	(521)	(681)
Accumulated other comprehensive loss	(10,109)	(10,940)
Total shareholders' equity	407,780	465,583
Total liabilities and shareholders' equity	$837,917	$925,452

The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands)

						Company Stock
						Held by the	Accumulated
	Common Stock		Capital In		Deferred	Deferred	Other	Total
	Issued		Excess of	Retained	Compensation	Compensation	Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Liability	Plan	Loss	Equity

Balance, June 4, 2013	61,248	$612	$67,596	$459,572	$1,094	$(1,094)	$(10,945)	$516,835
Net loss				(64,346)				(64,346)
Pension and post-retirement
benefit plans, net of taxes of $0							45	45
Shares issued pursuant to
cancellations	258	3	1,573					1,576
Share-based compensation,
including taxes of $(99)			7,678					7,678
Stock repurchases	(64)	(1)	(578)					(579)
Changes in Deferred
Compensation Plan					(472)	472		–
Balance, June 3, 2014	61,442	614	76,269	395,226	622	(622)	(10,900)	461,209
Net loss				(3,194)				(3,194)
Pension and post-retirement
benefit plans, net of taxes of $0							(40)	(40)
Shares issued pursuant to
compensation plans, net of
cancellations	665	7	549					556
Share-based compensation,
including taxes of $(13)			7,125					7,125
Stock repurchases	(9)		(73)					(73)
Changes in Deferred
Compensation Plan					59	(59)		–
Balance, June 2, 2015	62,098	621	83,870	392,032	681	(681)	(10,940)	465,583
Net loss				(50,682)				(50,682)
Pension and post-retirement
benefit plans, net of taxes of $0							831	831
Shares issued pursuant to
compensation plans, net of
cancellations	(88)	(1)	1					–
Share-based compensation,
including taxes of $(31)			2,125					2,125
Stock repurchases	(1,873)	(19)	(10,058)					(10,077)
Changes in Deferred
Compensation Plan					(160)	160		–
Balance, May 31, 2016	60,137	$601	$75,938	$341,350	$521	$(521)	$(10,109)	$407,780

The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(In thousands)	For the Fiscal Year Ended
	May 31, 2016	June 2, 2015	June 3, 2014
		(as adjusted)	(as adjusted)
Operating activities:
Net loss	$(50,682)	$(3,194)	$(64,346)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	51,358	52,391	57,347
Deferred income taxes	(1,449)	(3,695)	1,646
Loss on impairments, including disposition of assets	58,647	10,896	24,132
Trademark impairments	1,999	–	855
Gain on sales of Lime Fresh Mexican Grill assets	(5,937)	–	–
(Gain)/loss on extinguishment of debt	(10)	–	1,364
Share-based compensation expense	2,094	7,112	7,579
Excess tax benefits from share-based compensation	–	(39)	(284)
Lease reserve adjustments	4,090	1,460	6,815
Deferred escalating minimum rent	2,075	2,342	2,733
Other, net	3,620	2,728	5,032
Changes in operating assets and liabilities:
Receivables	(2,334)	(440)	(204)
Inventories	(1,184)	763	9,698
Income taxes	(4,072)	3,202	(233)
Prepaid and other assets	(610)	(1,875)	(1,392)
Accounts payable, accrued and other liabilities	(17,488)	(16,740)	(5,367)
Net cash provided by operating activities	40,117	54,911	45,375

Investing activities:
Purchases of property and equipment	(34,427)	(31,010)	(28,339)
Proceeds from sale-leaseback transactions, net	–	–	5,637
Proceeds from disposal of assets	11,701	11,260	15,526
Insurance proceeds from property claims	350	145	218
Reductions in Deferred Compensation Plan assets	1,049	1,318	901
Other, net	1,572	790	(146)
Net cash used by investing activities	(19,755)	(17,497)	(6,203)

Financing activities:
Principal payments on long-term debt	(18,243)	(13,638)	(40,232)
Stock repurchases	(10,077)	(73)	(579)
Payments for debt issuance costs	(32)	(293)	(1,802)
Proceeds from exercise of stock options	–	556	1,576
Excess tax benefits from share-based compensation	–	39	284
Net cash used by financing activities	(28,352)	(13,409)	(40,753)

(Decrease)/increase in cash and cash equivalents	(7,990)	24,005	(1,581)
Cash and cash equivalents:
Beginning of fiscal year	75,331	51,326	52,907
End of fiscal year	$67,341	$75,331	$51,326

Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amount capitalized	$19,790	$20,804	$22,638
Income taxes, net	$3,368	$543	$727
Significant non-cash investing and financing activities:
Retirement of fully depreciated assets	$30,576	$23,842	$44,775
Reclassification of properties to assets held for sale	$6,817	$7,218	$9,982
Monetization of, and subsequent reinvestment into, life insurance policies	$5,642	$6,851	$7,972
Sale of Lime Fresh Mexican Grill assets	$5,289	$–	$–
Changes in property and equipment included in accounts payable	$539	$–	$1,443

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

Description of Business and Principles of Consolidation
Ruby Tuesday, Inc. including its wholly-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”) develops, operates and franchises casual dining restaurants in the United States, Guam, and 14 foreign countries under the Ruby Tuesday® brand. At May 31, 2016, we owned and operated 646 Ruby Tuesday restaurants concentrated primarily in the Southeast, Northeast, Mid-Atlantic, and Midwest of the United States, which we consider to be our core markets. As of our fiscal year end, there were 78 domestic and international franchise Ruby Tuesday restaurants located in 12 states primarily outside of our existing core markets (primarily the Western United States and portions of the Midwest) and in the Asia Pacific Region, Middle East, Canada, Iceland, Eastern Europe, and Central and South America.

As discussed further in Notes 7 and 16 to the Consolidated Financial Statements, on August 11, 2016, the Company’s Board of Directors approved a management plan to close 95 Company-owned restaurants by September 2016.

We also owned and operated two Lime Fresh Mexican Grill® (“Lime Fresh”) fast casual restaurants as of May 31, 2016. As further discussed in Note 3 to the Consolidated Financial Statements, we entered into an agreement during fiscal year 2016 to sell the assets related to eight Company-owned Lime Fresh restaurants. Of the two remaining Company-owned Lime Fresh restaurants not closed and transferred to the buyer as of May 31, 2016, one closed on June 14, 2016 and was transferred to the third party buyer while the other is expected to be closed and transferred prior to the end of our second quarter of fiscal year 2017.

RTI consolidates its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal Year
Our fiscal year ends on the first Tuesday following May 30 and, as a result, a 53rd week is added every five or six years. The fiscal years ended May 31, 2016, June 2, 2015, and June 3, 2014 each contained 52 weeks.

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

Inventories
During the first quarter of fiscal year 2016, we completed the implementation of a new inventory management system in our company-owned restaurants. In connection with this implementation, we changed our method of accounting for inventory from the lower of cost (first-in, first-out) or market method utilized by our legacy system to the lower of cost or market method using a weighted-average cost method. We believe this change in accounting principle is preferable because we believe it will result in greater precision in the costing of inventories. In addition, the weighted-average cost method better aligns with the functionality of the new inventory management system. We determined that the effects of adopting the average cost method were not material to our Consolidated Financial Statements. Prior to the conversion to the new inventory management system, we were not able to determine the impact of the change to the weighted-average cost method. Therefore, we did not retroactively apply the change to periods prior to fiscal year 2016.

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

See Notes 7 and 16 to the Consolidated Financial Statements for a further discussion regarding our closures and impairments, including the impairments of our Lime Fresh trademark.

Other Intangible Assets

Other intangible assets which are included in Other assets, net in the Consolidated Balance Sheets consist of the following (in thousands):

	2016		2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Reacquired franchise rights	$14,096	$10,903	$14,417	$9,871
Favorable leases *	1,408	336	2,059	403
Trademarks	237	158	4,208	862
Acquired franchise agreements	–	–	1,500	677
	$15,741	$11,397	$22,184	$11,813

* As of May 31, 2016 and June 2, 2015, we also had $0.6 million and $0.8 million, respectively, of unfavorable lease liabilities which resulted from the terms of acquired franchise operating lease contracts being unfavorable relative to market terms of comparable leases on the acquisition date. The majority of these liabilities are included within Other deferred liabilities in our Consolidated Balance Sheets.

The reacquired franchise rights reflected in the table above were acquired as part of certain franchise acquisitions. Prior to its sale on May 31, 2016, trademarks consisted primarily of the Lime Fresh trademark that was acquired as part of the Lime Fresh acquisition in fiscal 2012. The favorable leases resulted from the terms of acquired franchise operating lease contracts being favorable relative to market terms of comparable leases on the acquisition date.

Amortization expense of other intangible assets for fiscal years 2016, 2015, and 2014 totaled $1.8 million, $2.2 million, and $2.5 million, respectively. We amortize reacquired franchise rights on a straight-line basis over the remaining term of the franchise operating agreements. The weighted average amortization period of reacquired franchise rights is 8.4 years. We amortize favorable leases as a component of rent expense on a straight-line basis over the remaining lives of the leases. The weighted average amortization period of the favorable leases is 26.1 years. We amortize trademarks on a straight-line basis over the life of the trademarks, typically 10 years. Amortization expense for intangible assets for each of the next five years is expected to be $0.9 million in fiscal year 2017, $0.7 million in fiscal year 2018, $0.6 million in fiscal year 2019, $0.6 million in fiscal year 2020, and $0.3 million in fiscal year 2021. Rent expense resulting from amortization of favorable leases, net of the amortization of unfavorable leases, is expected to be insignificant for each of the next five years.

We evaluate reacquired franchise rights and favorable leases for impairment as part of our evaluation of restaurant-level impairments.

Debt Acquisition Costs

We defer debt acquisition costs and amortize them over the terms of the related agreements using a method that approximates the effective interest method. As of May 31, 2016 and June 2, 2015, unamortized debt issuance costs associated with our undrawn Credit Facility of $0.7 million as of both dates were included within Prepaid rent and other expenses, and $0.4 million and $1.1 million, respectively, were included within Other assets in our Consolidated Balance Sheets.

As further reflected in Note 6 to the Consolidated Financial Statements, we adopted Accounting Standards Update (“ASU”) 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) during the first quarter of fiscal year 2016. As a result of the adoption of this guidance, unamortized debt acquisition costs associated with our Senior Notes and mortgage loan obligations of $0.7 million and $0.8 million were included within Current maturities of long-term debt, including capital leases and $2.4 million and $3.2 million were included within Long-term debt and capital leases, less current maturities as of May 31, 2016 and June 2, 2015, respectively.

As shown in the table below, pursuant to the guidance in ASU 2015-03 we have reclassified unamortized debt issuance costs associated with our Senior Notes and mortgage loan obligations in our previously reported Consolidated Balance Sheet as of June 2, 2015 as follows (in thousands):

	As presented June 2, 2015	Reclassifications	As adjusted June 2, 2015
Prepaid rent and other expenses	$13,181	$(783)	$12,398
Other assets	57,554	(3,156)	54,398
Current maturities of long-term debt,
including capital leases	10,861	(783)	10,078
Long-term debt and capital leases
less current maturities	234,173	(3,156)	231,017

Lease Obligations

Approximately 53% of our 646 Company-owned Ruby Tuesday concept restaurants are located on leased properties. Of these, approximately 73% are land leases only; the other 27% are for both land and building. The initial terms of these leases expire at various dates over the next 20 years. At the inception of the lease, each property is evaluated to determine whether the lease will be accounted for as an operating or capital lease. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. The primary penalty to which we are subject is the economic detriment associated with our investment into leasehold improvements which might become impaired should we choose not to continue the use of the leased property.

These leases may also contain required increases in minimum rent at varying times during the lease term and have options to extend the terms of the leases at a rate that is included in the original lease agreement. Some of our leases require the payment of additional (contingent) rent that is based upon a percentage of restaurant sales above agreed upon sales levels for the year. These sales levels vary for each restaurant and are established in the lease agreements. We recognize contingent rental expense (in annual as well as interim periods) prior to the achievement of the specified target that triggers the contingent rental expense, provided that achievement of that target is considered probable.

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

Estimated Liability for Self-Insurance

We self-insure a portion of our expected losses under our employee health care benefits, workers’ compensation, general liability, and property insurance programs. Specifically with our workers’ compensation and general liability coverages, we have stop loss insurance for individual claims in excess of stated loss amounts. Insurance liabilities are recorded based on third-party actuarial estimates of the ultimate incurred losses, net of payments made. The estimates themselves are based on standard actuarial techniques that incorporate both the historical loss experience of the Company and supplemental information as appropriate.

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

We recognized gift card breakage income of $2.1 million, $2.0 million, and $0.6 million during fiscal years 2016, 2015, and 2014, respectively. This income is included as an offset to Other Restaurant Operating Costs in the Consolidated Statements of Operations and Comprehensive Loss.

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

We charge our franchisees various monthly fees that are calculated as a percentage of the respective franchise’s monthly sales. Our Ruby Tuesday concept franchise agreements allow us to charge up to a 4.0% royalty fee, a 1.5% marketing and purchasing fee, and an advertising fee of up to 3.0%. We defer recognition of franchise fee revenue for any amounts greater than 60 days past due.

A further description of our franchise programs is provided in Note 2 to the Consolidated Financial Statements.

Pre-Opening Expenses
Salaries, personnel training costs, pre-opening rent, and other expenses of opening new facilities are charged to expense as incurred.

Share-Based Employee Compensation Plans
We measure and recognize share-based payment transactions, including grants of employee stock options, restricted stock, and restricted stock units as compensation expense based on the fair value of the equity award on the grant date. We estimate the fair value of service-based stock option awards using the Black-Scholes option pricing model. The fair values of restricted stock and restricted stock unit awards are based on the closing prices of our common stock on the dates prior to the grant date. We estimate the grant date fair value of market-based awards using the Monte-Carlo simulation model. This compensation expense is recognized over the service period on a straight-line basis for all awards except those awarded to retirement-eligible individuals, which are recognized on the grant date at estimated fair value. We classify share-based compensation expense consistent with all other compensation expenses in Selling, general, and administrative, net in our Consolidated Statements of Operations and Comprehensive Loss. See Note 10 to the Consolidated Financial Statements for further discussion regarding our share-based employee compensation plans.

Marketing Costs
Except for television and radio advertising production costs which we expense when the advertisement is first shown, we expense marketing costs as incurred. Marketing expenses, net of franchise reimbursements, which are included in Selling, general, and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss, totaled $51.4 million, $49.4 million, and $67.2 million for fiscal years 2016, 2015, and 2014, respectively.

Income Taxes
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). The guidance requires noncurrent presentation of all deferred income tax assets and liabilities. We early adopted ASU 2015-17 on a prospective basis during the fourth quarter of fiscal year 2016. Prior periods were not retroactively adjusted. Based on the adoption of this guidance, all deferred taxes are classified as noncurrent in our Consolidated Balance Sheet as of May 31, 2016.

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

	2016	2015	2014
Loss from continuing operations	$(50,682)	$(3,194)	$(64,910)
Income from discontinued operations	–	–	564
Net loss	$(50,682)	$(3,194)	$(64,346)

Weighted average common shares outstanding	60,871	60,580	60,231
Dilutive effect of stock options and restricted stock	–	–	–
Weighted average common and dilutive potential common shares outstanding	60,871	60,580	60,231

Loss per share – Basic
Loss from continuing operations	$(0.83)	$(0.05)	$(1.08)
Income from discontinued operations	–	–	0.01
Net loss per share	$(0.83)	$(0.05)	$(1.07)

Loss per share – Diluted
Loss from continuing operations	$(0.83)	$(0.05)	$(1.08)
Income from discontinued operations	–	–	0.01
Net loss per share	$(0.83)	$(0.05)	$(1.07)

Stock options with an exercise price greater than the average market price of our common stock and certain options, restricted stock, and restricted stock units with unrecognized compensation expense do not impact the computation of diluted loss per share because the effect would be anti-dilutive. The following table summarizes on a weighted-average basis stock options, restricted stock, and restricted stock units that were excluded from the computation of diluted loss per share because their inclusion would have had an anti-dilutive effect (in thousands):

	2016	2015	2014
Stock options	2,407	3,057	2,833
Restricted stock / Restricted stock units	826	1,352	1,121
Total	3,233	4,409	3,954

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

The fair values are assigned a level within the following fair value hierarchy to prioritize the inputs used to measure the fair value of assets or liabilities:

●	Level 1 – Observable inputs based on quoted prices in active markets for identical assets or liabilities;
●	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and
●	Level 3 – Unobservable inputs in which little or no market data exists which require the reporting entity to develop its own assumptions.

See Notes 8 and 13 to the Consolidated Financial Statements for a further discussion of our fair value measurements.

Segment Reporting
Operating segments are components of an entity that engage in business activities with discrete financial information available that is regularly reviewed by the chief operating decision maker (“CODM”) in order to assess performance and allocate resources. Our CODM is the Company’s President and Chief Executive Officer. For the periods covered in Part II, Item 8 of this Annual Report on Form 10-K, we have considered our Ruby Tuesday and Lime Fresh concepts to be our reportable operating segments. However, as discussed further in Note 3 to the Consolidated Financial Statements, we substantially exited our Lime Fresh concept during the fourth quarter of fiscal year 2016 with the sale of the assets related to our Company-owned Lime Fresh restaurants and the sale of the Lime Fresh brand's intellectual property and the franchise agreements associated with eight Lime Fresh concept restaurants.

Reclassifications

As shown in the table below, we reclassified amortization of intangible assets from Other restaurant operating costs to Depreciation and amortization in the Consolidated Statements of Operations and Comprehensive Loss for the prior fiscal years to be comparable with the classification for the fiscal year-ended May 31, 2016. We made this reclassification to more accurately reflect the nature of the expenses in our Consolidated Statements of Operations and Comprehensive Loss. Amounts presented are in thousands.

	As presented – Fiscal year ended June 2, 2015	Reclassifications	As adjusted – Fiscal year ended June 2, 2015
Other restaurant operating costs	$244,352	$(2,243)	$242,109
Depreciation and amortization	50,148	2,243	52,391

	As presented – Fiscal year ended June 3, 2014	Reclassifications	As adjusted – Fiscal year ended June 3, 2014
Other restaurant operating costs	$260,447	$(2,519)	$257,928
Depreciation and amortization	54,828	2,519	57,347

Accounting Pronouncements Not Yet Adopted

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

2.  Franchise Programs

As of May 31, 2016, our franchise programs included arrangements with 27 domestic and international Ruby Tuesday concept franchisees. At the end of fiscal year 2016, our franchisees collectively operated 78 Ruby Tuesday restaurants. We do not own any equity interest in our existing franchisees.

We enter into development agreements with our franchisees that require them to open varying numbers of Ruby Tuesday restaurants. As of May 31, 2016, six of our 27 Ruby Tuesday concept franchisees had agreements to develop new franchised Ruby Tuesday restaurants. During fiscal years 2016, 2015, and 2014, our Ruby Tuesday franchisees opened five, six, and seven restaurants, respectively, pursuant to development agreements, as follows:

	Ruby Tuesday
Fiscal Year	Domestic	International	Total
2016	–	5	5
2015	–	6	6
2014	1	6	7

During fiscal years 2016, 2015, and 2014, our then Lime Fresh franchisees opened one, two, and two restaurants, respectively, pursuant to development agreements. However, as discussed further in Note 3 to the Consolidated Financial Statements, during the fourth quarter of fiscal year 2016, we sold the Lime Fresh brand's intellectual property and the franchise agreements associated with eight Lime Fresh concept restaurants for $4.6 million.  As a result of this transaction, we had no remaining Lime Fresh concept franchisees as of May 31, 2016.

In conjunction with these openings, we recognized development and licensing fee income totaling $0.2 million in each of fiscal year 2016, 2015, and 2014.

Deferred development and licensing fees associated with all franchisees, which are reported as a component of Other deferred liabilities in our Consolidated Balance Sheets, totaled $0.4 million and $0.6 million as of May 31, 2016 and June 2, 2015, respectively. We will recognize these fees as income when we have substantially performed all material services and the restaurant has opened for business.

As discussed further in Note 16 to the Consolidated Financial Statements, our Illinois franchisee closed all ten of its Ruby Tuesday concept locations on July 26, 2016.

3.  Lime Fresh Mexican Grill and Other Former Concepts

Fiscal 2016

On May 31, 2016, we entered into agreements with two separate buyers to sell various Lime Fresh Mexican Grill assets. Pursuant to the terms of an asset purchase agreement with another restaurant company, we agreed to sell our eight remaining Lime Fresh Mexican Grill Company-owned restaurants for $6.0 million. Given that closing requirements were satisfied for only six of the eight restaurants, an amendment was agreed upon which allowed for the payment of $5.0 million upon the transfer of the six restaurants and the holdback of $1.0 million until such time that both of the remaining two restaurants had closed and transferred to the buyer. The six restaurants closed and were transferred on May 31, 2016. Both of the remaining two Lime Fresh restaurants remained open and operated by Ruby Tuesday as of our May 31 fiscal year-end. While we were able to close one of the two restaurants and transfer it to the buyer on June 14, 2016, the final restaurant is expected to remain open and be operated by Ruby Tuesday until a date in our second quarter of fiscal year 2017.

Because we did not collect the $5.0 million on the sale of the six Lime Fresh restaurants until the first day of our fiscal year 2017, the gain of $3.1 million included in our fiscal year 2016 Consolidated Statements of Operations and Comprehensive Loss is non-cash. Further, given that the closing requirements were not satisfied on the two remaining restaurants as of the close of our fiscal year, we did not reflect those restaurants as having been sold in fiscal year 2016, nor we did accrue as a receivable the $1.0 million holdback.

Also on May 31, 2016, we sold the Lime Fresh Mexican Grill brand, including the intellectual property and franchising rights for all eight Lime Fresh franchised restaurants to a third party buyer for $4.6 million, substantially all of which was received in cash on that date. We recognized a gain of $2.8 million on the transaction.

See Note 11 to the Consolidated Financial Statements for additional information regarding financial results of the Lime Fresh segment during fiscal years 2016, 2015, and 2014.

Fiscal 2014

In an effort to focus primarily on the sales turnaround of our core Ruby Tuesday concept, we completed the closure of our Marlin & Ray’s, Wok Hay, and Truffles restaurants during fiscal year 2013. We have classified the results of operations of these three concepts as discontinued operations for the fiscal year ended June 3, 2014. The results of operations of our discontinued operations are as follows (in thousands):

June 3, 2014

Restaurant sales and operating revenue	$–
Income before income taxes	$458
Benefit for income taxes	(106)
Income from discontinued operations	$564

4. Accounts and Other Receivables

Accounts and other receivables consist of the following (in thousands):

	2016	2015

Rebates receivable	$1,001	$943
Amounts due from franchisees	3,013	1,995
Third-party gift card sales	1,272	1,330
Receivables from sales of Lime Fresh Mexican Grill assets	5,289	–
Other receivables	2,252	1,019
	$12,827	$5,287

We negotiate purchase arrangements, including price terms, with designated and approved suppliers on behalf of us and our franchise system. We receive various volume discounts and rebates based on purchases for our Company-owned restaurants from numerous suppliers.

Amounts due from franchisees consist of royalties, license and other miscellaneous fees, a portion of which represents current and recently-invoiced billings.

On May 31, 2016, we entered into agreements with two separate buyers to sell various Lime Fresh assets. The $5.3 million of receivables from sales of Lime Fresh assets in the table above consists of $5.0 million due from the buyer of our Lime Fresh restaurants, which was collected on the first day of fiscal year 2017, and $0.3 million due from the buyer of the Lime Fresh brand. See Note 3 to the Consolidated Financial Statements for further information on these transactions.

As of May 31, 2016 and June 2, 2015, other receivables consisted primarily of amounts due from our distributor, receiavbles from online ordering, sales and other miscellaneous tax refunds, and other receivables.

5. Property, Equipment, Assets Held for Sale, Operating Leases, and Sale-Leaseback Transactions

Property and equipment, net, is comprised of the following (in thousands):

	2016	2015
Land	$209,930	$212,073
Buildings	398,984	426,813
Improvements	303,032	358,549
Restaurant equipment	222,646	247,775
Other equipment	82,204	87,782
Surplus properties*	4,354	10,504
Construction in progress and other	3,325	4,316
	1,224,475	1,347,812
Less accumulated depreciation	553,225	595,638
Property and equipment, net	$671,250	$752,174

* Surplus properties represent assets held for sale that are not classified as such in the Consolidated Balance Sheets as we do not expect to sell these assets within the next 12 months. These assets primarily consist of parcels of land upon which we have no intention to build restaurants, closed properties which include a building, and liquor licenses not needed for operations.

Included within the current assets section of our Consolidated Balance Sheets at May 31, 2016 and June 2, 2015 are amounts classified as assets held for sale totaling $4.6 million and $5.5 million, respectively. Assets held for sale primarily consist of parcels of land upon which we have no intention to build restaurants, land and buildings of closed restaurants, and various liquor licenses. In addition to operating restaurants sold and leased back as discussed below and Lime Fresh restaurants sold as discussed in Note 3 to the Consolidated Financial Statements, during fiscal years

2016, 2015, and 2014 we sold surplus properties with carrying values of $6.7 million, $9.5 million, and $14.0 million, respectively, at net gains of $0.9 million, $1.7 million, and $1.5 million, respectively. Cash proceeds, net of broker fees, from these sales totaled $7.6 million, $11.2 million, and $15.4 million, respectively.

During the fiscal year ended June 3, 2014, we completed sale-leaseback transactions of the land and building for three Company-owned Ruby Tuesday concept restaurants for gross cash proceeds of $5.9 million, exclusive of transaction costs of approximately $0.3 million. Equipment was not included. The carrying value of the properties sold was $4.8 million. The leases have been classified as operating leases and have initial terms of 15 years, with renewal options of up to 20 years. Net proceeds from the sale-leaseback transactions to date were used for general corporate purposes, including capital expenditures, debt payments, and the repurchase of shares of our common stock.

We realized gains during fiscal year 2014 on the sale-leaseback transactions of $0.8 million, which have been deferred and are being recognized on a straight-line basis over the initial terms of the leases. The current portion of the deferred gains on all sale-leaseback transactions to date was $1.1 million as of both May 31, 2016 and June 2, 2015, and is included in Accrued liabilities – Rent and other in our Consolidated Balance Sheets. The long-term portion of the deferred gains on all sale-leaseback transactions to date was $10.9 million and $11.9 million as of May 31, 2016 and June 2, 2015, respectively, and is included in Other deferred liabilities in our Consolidated Balance Sheets. Amortization of the deferred gains of $1.1 million in each of fiscal year May 31, 2016, June 2, 2015, and June 3, 2014 is included within Other restaurant operating costs in our Consolidated Statements of Operations and Comprehensive Loss.

The following is a schedule by year of future minimum lease payments under operating leases that have initial lease terms in excess of one year as of May 31, 2016 (in thousands):

2017	$45,507
2018	43,492
2019	40,757
2020	37,533
2021	35,259
Subsequent years	410,636
Total minimum lease payments	$613,184

The amounts included in the table above include lease payments for certain optional renewal periods for which exercise is considered reasonably assured as well as operating leases totaling $4.3 million as discussed below for which sublease income from franchisees or others is contractually required.

The following schedule shows the future minimum sub-lease payments contractually due from franchisees and others for the next five years and thereafter under noncancelable sub-lease agreements (in thousands):

	Franchisees	Others	Total
2017	$247	$568	$815
2018	247	490	737
2019	208	393	601
2020	27	396	423
2021	–	411	411
Subsequent years	–	1,324	1,324
Total minimum sub-lease payments	$729	$3,582	$4,311

The amounts due from franchisees in the table above are contractually due from one of our domestic franchisees, which defaulted on certain lease payments related to these subleases during the current fiscal year. As further discussed in Notes 7 and 16 to the Consolidated Financial Statements, this franchisee closed all ten of its restaurants on July 26, 2016 and ceased operations. We recorded a liability of $0.9 million as of May 31, 2016, which represented our obligation for both the future rent and other lease-related charges through the end of the term of these leases.

The following table summarizes our minimum and contingent rent expense and our sublease rental income under our operating leases (in thousands):

	2016	2015	2014
Included within continuing operations
Minimum rent	$49,699	$50,489	$52,774
Contingent rent	662	745	430
	50,361	51,234	53,204
Sublease rental income	(940)	(504)	(409)
	$49,421	$50,730	$52,795

The amounts shown for fiscal years 2016, 2015, and 2014 above exclude rent expense of $3.6 million, $1.2 million, and $5.7 million, respectively, relating to lease reserves established for closed restaurants or dead sites, which is included within Closures and impairments expense in our Consolidated Statements of Operations and Comprehensive Loss.

6. Long-Term Debt and Capital Leases

Long-term debt and capital lease obligations consist of the following (in thousands):

	2016	2015
		(as adjusted)
Senior unsecured notes	$212,546	$215,000
Unamortized discount	(1,771)	(2,162)
Unamortized debt issuance costs	(2,995)	(3,656)
Senior unsecured notes less unamortized discount and
debt issuance costs	207,780	209,182
Revolving credit facility	–	–
Mortgage loan obligations	15,745	31,607
Unamortized premium - mortgage loan obligations	75	383
Unamortized debt issuance costs - mortgage loan obligations	(74)	(283)
Capital lease obligations	211	206
Total long-term debt and capital leases	223,737	241,095
Less current maturities	9,934	10,078
Long-term debt and capital leases, less current maturities	$213,803	$231,017

Estimated annual maturities of long-term debt and capital lease obligations at May 31, 2016 are as follows (in thousands):

2017	$10,971
2018	1,525
2019	1,519
2020	213,642
2021	503
Subsequent years	342
$228,502

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

Interest on the Senior Notes is calculated at 7.625% per annum, payable semiannually on each May 15 and November 15 to holders of record on the May 1 or November 1 immediately preceding the interest payment date. Accrued interest on the Senior Notes and our other long-term debt and capital lease obligations was $1.0 million and $1.1 million as of May 31, 2016 and June 2, 2015, respectively, and is included in Accrued liabilities – Rent and other in our Consolidated Balance Sheets.

We may redeem the Senior Notes, in whole or in part, at the redemption prices specified in the Indenture plus accrued and unpaid interest. There is no sinking fund for the Senior Notes, which mature on May 15, 2020.

The Indenture contains covenants that limit, among other things, our ability and the ability of certain of our subsidiaries to (i) incur or guarantee additional indebtedness; (ii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iii) make certain investments; (iv) create liens or use assets as security in other transactions; (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all of their assets; (vi) enter into transactions with affiliates; (vii) sell or transfer certain assets; and (viii) repurchase outstanding common stock. These covenants are subject to a number of important exceptions and qualifications, as described in the Indenture, and certain covenants will not apply at any time when the Senior Notes are rated investment grade by the Rating Agencies, as defined in the Indenture. The Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding Senior Notes to be due and payable immediately.

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

As security for the Senior Credit Facility, we granted the lenders liens and security interests in substantially all of the shares of capital stock of the Company and each of our present and future subsidiaries, substantially all of the personal property of the Company and each of our present and future subsidiaries, and the real property, improvements, and fixtures of 49 Ruby Tuesday restaurants. The real property, improvements, and fixtures of the 49 restaurants pledged as collateral appraised at $101.4 million at the time of the transaction and have a May 31, 2016 net book value of $78.2 million.

We had no borrowings outstanding under the Senior Credit Facility at May 31, 2016. After consideration of letters of credit outstanding, we had $38.4 million available under the Senior Credit Facility as of May 31, 2016.

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

Under the terms of the Senior Credit Facility we are allowed, under certain circumstances, to repurchase up to $20.0 million of the Senior Notes in any fiscal year. During the year ended May 31, 2016, we repurchased $2.5 million of the Senior Notes for $2.4 million plus accrued interest. We realized a negligible gain on these transactions. We did not repurchase any Senior Notes during the year ended June 2, 2015. During the year ended June 3, 2014, we repurchased $20.0 million of the Senior Notes for $20.0 million plus $0.2 million of accrued interest. We realized losses of $0.7 million on these transactions. The balance of the Senior Notes was $212.5 million at May 31, 2016.

Under the Senior Credit Facility, we are required to comply with financial covenants relating to the maintenance of a maximum leverage ratio and a minimum fixed charge coverage ratio. The terms of the Senior Credit Facility require us to maintain a maximum leverage ratio of no more than 4.40 to 1.0 and a minimum fixed charge coverage ratio of 1.60 to 1.0 for the quarter ended May 31, 2016. The minimum required ratios fluctuate thereafter as provided in the Senior Credit Facility.

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

We were in compliance with our maximum leverage ratio and our minimum fixed charge coverage ratio as of May 31, 2016.

Our $15.7 million in mortgage loan obligations as of May 31, 2016 consists of various loans acquired upon franchise acquisitions. These loans, which mature between January 2017 and October 2021, have balances which range from $0.6 million to $6.9 million and interest rates of 7.60% to 10.17%. Included in our current maturities of long-term debt as of May 31, 2016 is $9.6 million related to two mortgage loan obligations that have balloon payments due during the third quarter of fiscal year 2017. Many of the properties acquired from franchisees collateralize the loans outstanding.

During fiscal year 2016, we prepaid and retired 16 mortgage loan obligations with an aggregate balance of $13.3 million using cash on hand. Included within Interest expense, net in our Consolidated Statement of Operations for the year ended May 31, 2016 were $1.6 million in prepayment premiums and $0.1 million of accrued interest paid in connection with the retirement of these obligations. The prepayment of this debt eliminated one mortgage lender and allowed for the release of 44 properties which had served as collateral. Additionally, during fiscal year 2015, we prepaid and retired ten mortgage loan obligations with an aggregate balance of $9.0 million using cash on hand. In connection with the retirement of these obligations, we paid $1.0 million in prepayment premiums and an insignificant amount of accrued interest.

 7. Closures and Impairments Expense, Including Trademark Impairments

Closures and impairments, net include the following (in thousands):

	2016	2015	2014
Closures and impairments from continuing operations:
Property impairments	$58,153	$9,822	$24,335
Closed restaurant lease reserves	4,090	1,461	7,302
Other closing expense	1,260	966	2,181
Gain on sale of surplus properties	(822)	(1,707)	(987)
Closures and impairments, net	$62,681	$10,542	$32,831

Closures and impairments from discontinued operations			$(468)

As discussed further in Note 16 to the Consolidated Financial Statements, during the fourth quarter of fiscal year 2016, the Company’s management began to formulate a plan in response to a comprehensive review of our property portfolio through the planned closure of restaurants with perceived limited upside due to market concentration, challenged trade areas, or other factors. Given the status of management’s proposed plan as of May 31, 2016, the Company determined that there was an impairment trigger as certain restaurants would be disposed of significantly before the end of their previously estimated useful lives. Accordingly, we recorded impairment charges of $39.2 million during the fourth quarter of fiscal year 2016 related to these restaurants. On August 11, 2016, we announced a plan to close approximately 95 Company-owned restaurants by September 2016. Also included within Closures and impairments, net for fiscal year 2016 are impairments of $14.7 million related to open Ruby Tuesday concept restaurants with deteriorating operational performance during the first three quarters of fiscal year 2016 or not included within management’s developing closure plan during the fourth fiscal quarter and $0.8 million related to surplus properties.

As previously discussed in Note 3 to the Consolidated Financial Statements, during fiscal year 2016, we entered into an agreement to sell eight Company-owned Lime Fresh restaurants in Florida for $6.0 million and closed the remaining 11 Company-owned Lime Fresh restaurants. Included within closures and impairments, net for the fiscal year ended May 31, 2016 are $6.4 million of impairments, lease reserves, and other charges relating to the closed Lime Fresh restaurants. Further information regarding closures and impairments expense for the Lime Fresh concept for all periods presented is contained in Note 11 to the Consolidated Financial Statements.

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

In addition to impairment charges recorded in connection with the closed Lime Fresh restaurants as discussed above, during the second quarter of fiscal year 2016, we recorded a $2.0 million trademark impairment charge representing a partial impairment of the Lime Fresh trademark. The Lime Fresh trademark had been partially impaired by $0.9 million in fiscal year 2014. As previously discussed in Note 3 to the Consolidated Financial Statements, we sold the Lime Fresh brand's intellectual property, including the Lime Fresh trademark, during the fourth quarter of fiscal year 2016.

A rollforward of our future lease obligations associated with closed restaurants is as follows (in thousands):

Reserve for Lease Obligations
Balance at June 3, 2014	$10,873
Closing expense including rent and other lease charges	1,461
Payments	(4,807)
Other adjustments	(476)
Balance at June 2, 2015	7,051
Closing expense including rent and other lease charges	4,090
Payments	(5,737)
Other adjustments	866
Balance at May 31, 2016	$6,270

As discussed in Note 5 to the Consolidated Financial Statements, we currently sublease three restaurant properties to a domestic franchisee for which we are the primary lessee. During fiscal year 2016, this franchisee defaulted on certain payments related to each of the leases. Accordingly, included in the above balance of future lease obligations as of May 31, 2016 was a liability of $0.9 million, which represented our obligation for future rent and other lease-related charges through the end of these leases. As discussed in Note 16 to the Consolidated Financial Statements, this franchisee closed all ten of its locations on July 26, 2016 and ceased operations.

The amounts comprising future lease obligations in the table above are estimated using certain assumptions, including the period of time it will take to settle the lease with the landlord or find a suitable sublease tenant, and the amount of actual future cash payments could differ from our recorded lease obligations. Of the total future lease obligations included in the table above, $6.2 million and $7.0 million are included within the Accrued liabilities – Rent and other caption in our Consolidated Balance Sheets as of May 31, 2016 and June 2, 2015, respectively. For fiscal year 2017 and beyond, our focus will be on obtaining settlements, or subleases as necessary, on as many of these leases as possible and these settlements could be higher or lower than the amounts recorded. The actual amount of any cash payments made by the Company for lease contract termination costs will be dependent upon ongoing negotiations with the landlords of the leased restaurant properties.

8. Employee Post-Employment Benefits

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

Minimum funding for the Retirement Plan is determined in accordance with the guidelines set forth in employee benefit and tax laws. From time to time we may contribute additional amounts as we deem appropriate. We estimate that we will be required to make contributions totaling $0.2 million to the Retirement Plan in fiscal year 2017.

The Retirement Plan’s assets are held in a trust and were allocated as follows on the measurement dates:

	2016		2015
	Target Allocation	Actual Allocation	Target Allocation	Actual Allocation
Equity securities	41-71%	61%	39-69%	58%
Fixed income securities	13-43%	20%	12-42%	23%
Public real estate investment trusts	0-10%	5%	0-10%	5%
Cash and cash equivalents	0-20%	4%	0-20%	1%
Other	0-21%	10%	0-24%	13%

Total		100%		100%

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

Under the terms of the investment policy statement, plan assets are comprised of two major classes: equity and fixed income securities. The goal of the equity portfolio is to produce a total return that will provide a hedge against inflation. Equity securities can include both domestic and international securities with a long-term strategic target to maintain an equity allocation of approximately 56% of the total market value of plan assets.

The goal of the fixed income portfolio is to reduce the overall volatility of the Retirement Plan, provide a stable stream of income, and provide a hedge against deflation without exposure to excessive interest rate or credit rate risk. Fixed income securities should be primarily U.S. Treasury or Government Agency securities and investment-grade corporate bonds at the time of purchase with a long-term strategic target to maintain a fixed income allocation of approximately 28% of the total market value of plan assets.

Aside from equity and fixed income securities, the trust may also invest in alternative investments, such as public real estate investment trusts and mutual funds investing in hedge funds and commodities, with a long-term strategic target to maintain an allocation of approximately 16% of the total market value of plan assets.

The fair values of assets held by the Retirement Plan by asset category are as follows (in thousands):

	2016	2015
Level 2:
Cash and cash equivalents	$249	$78
Level 1:
Equity securities
U.S.-based companies	2,561	2,701
International-based companies	1,222	1,277
Fixed income securities	1,259	1,584
Public real estate investment trusts	315	328
Other	603	883
Fair value of plan assets as of measurement date	$6,209	$6,851
Benefit payments after measurement date	–	(65)
Total assets reported as of fiscal year end	$6,209	$6,786

Executive Supplemental Pension Plan and Management Retirement Plan
Under these unfunded defined benefit pension plans, eligible employees earn supplemental retirement income based upon salary and length of service, reduced by social security benefits and amounts otherwise receivable under other specified Company retirement plans. Effective June 1, 2001, the Management Retirement Plan was amended so that no additional benefits would accrue and no new participants could enter the plan after that date. In December 2015, the Executive Supplemental Pension Plan was similarly amended effective as of January 1, 2016 for current participants, and as of January 1, 2018 for two specified potential participants, who are currently not named executive officers. The amendment and related plan remeasurement did not have a material impact on our Consolidated Financial Statements.

Although considered to be unfunded, we own whole-life insurance contracts in order to provide a source of funding for benefits due under the terms of the Executive Supplemental Pension Plan and the Management Retirement Plan. Benefits payable under these two plans are paid from a rabbi trust which holds the insurance contracts. We will on occasion contribute additional amounts into the rabbi trust in the event of a liquidity shortfall. We currently project that benefit payments from the rabbi trust for these two plans will approximate $2.5 million in fiscal year 2017.

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

	Pension Plans
	2016	2015	2014

Service cost	$312	$301	$356
Interest cost	1,999	1,773	1,737
Expected return on plan assets	(411)	(498)	(444)
Amortization of prior service cost (a)	1	1	1
Recognized actuarial loss	2,218	1,718	1,711
Curtailment expense	1	–	–
Net periodic benefit cost	$4,120	$3,295	$3,361

	Postretirement Medical and Life Benefits
	2016	2015	2014

Service cost	$4	$4	$13
Interest cost	47	46	67
Amortization of prior service cost (a)	–	–	(46)
Recognized actuarial loss	130	134	244
Net periodic benefit cost	$181	$184	$278

(a) Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

The following table details changes in the amounts recognized in accumulated other comprehensive loss in our 2016 and 2015 Consolidated Financial Statements for the Pension Plans and the Postretirement Medical and Life Benefits plans (in thousands):

	Pension Plans		Postretirement Medical and Life Benefits
	2016	2015	2016	2015

Beginning of year	$(17,149)	$(17,086)	$(994)	$(1,017)
Net actuarial (loss)/gain	(1,891)	(1,782)	373	(111)
Amortization of prior service credit	1	1	–	–
Amortization of actuarial loss	2,218	1,718	130	134
End of year	$(16,821)	$(17,149)	$(491)	$(994)

The change in benefit obligation and plan assets and reconciliation of funded status is as follows (in thousands):

	Pension Plans		Postretirement Medical and Life Benefits
	2016	2015	2016	2015
Change in benefit obligation:
Beginning projected benefit obligation	$43,843	$42,774	$1,404	$1,376
Service cost	312	301	4	4
Interest cost	1,999	1,773	47	46
Plan participant contributions	–	–	73	78
Actuarial loss/(gain)	1,411	1,620	(373)	111
Benefits paid	(2,888)	(2,625)	(55)	(211)
Curtailment gain	(248)	–	–	–
Benefit obligation at end of year	$44,429	$43,843	$1,100	$1,404
Change in plan assets:
Beginning fair value of plan assets	$6,786	$7,020	$–	$–
Actual return on plan assets	(318)	336	–	–
Employer contributions	2,629	2,055	(18)	133
Plan participant contributions	–	–	73	78
Benefits paid	(2,888)	(2,625)	(55)	(211)
Fair value of plan assets at end of year	$6,209	$6,786	$–	$–

Funded status at end of year	$(38,220)*	$(37,057)*	$(1,100)	$(1,404)

Amounts recognized in the
Consolidated Balance Sheets:
Accrued liabilities – payroll and related
costs	$(2,527)	$(3,185)	$(113)	$(137)
Other deferred liabilities	(35,693)	(33,872)	(987)	(1,267)
Net amount recognized at year-end	$(38,220)	$(37,057)	$(1,100)	$(1,404)

Amounts recognized in accumulated
other comprehensive loss:
Prior service cost	$–	$(1)	$–	$–
Net actuarial loss	(16,821)	(17,148)	(491)	(994)
Total amount recognized	$(16,821)	$(17,149)	$(491)	$(994)

*

The funded status reflected above includes the liabilities attributable to all of the Pension Plans but only the assets of the Retirement Plan as the other plans are not considered funded for Employee Retirement Income Security Act purposes. To provide a source for the payment of benefits under the Executive Supplemental Pension Plan and the Management Retirement Plan, we own life insurance contracts on some of the participants. The cash value of these policies (Level 2), which are included within the Other Assets caption in our Consolidated Balance Sheets, was $27.9 million and $29.5 million at May 31, 2016 and June 2, 2015, respectively. In addition, we held in trust $0.4 million and a negligible amount of cash and cash equivalents as of May 31, 2016 and June 2, 2015, respectively, relating to these policies. We maintain a rabbi trust to hold the policies and death benefits as they are received.

During fiscal years 2016, 2015, and 2014, we reclassified the following items out of accumulated other comprehensive loss and into Pension and Postretirement Medical and Life Benefits expense, which is included in Selling, general and administrative, net within our Consolidated Statements of Operations and Comprehensive Loss, as follows (in thousands):

	2016	2015	2014
Recognized actuarial loss	$2,348	$1,852	$1,955
Amortization of prior service cost/(credit)	1	1	(46)
Curtailment expense	1	–	–
	2,350	1,853	1,909
Income taxes	–	–	–
Pension reclassification, net of tax	$2,350	$1,853	$1,909

The estimated net loss for the Pension and the Postretirement Medical and Life Benefits plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost in fiscal year 2017 is $1.7 million.

Additional measurement date information for the Pension and Postretirement Medical and Life Benefits plans which have benefit obligations in excess of plan assets (in thousands):

	Pension Plans		Postretirement Medical and Life Benefits
	May 31, 2016	June 2, 2015	May 31, 2016	June 2, 2015
Projected benefit obligation	$44,429	$43,843	$1,100	$1,404
Accumulated benefit obligation	44,428	43,518	1,100	1,404
Fair value of plan assets	6,209	6,786	–	–

The weighted average assumptions used to determine the net periodic benefit cost for fiscal years are set forth below:

	Pension Plans
	2016	2015	2014
Discount rate	4.2%	4.4%	4.5%
Expected return on plan assets	6.3%	7.0%	7.0%
Rate of compensation increase	2.0%	2.0%	2.0%

	Postretirement Medical and Life Benefits
	2016	2015	2014
Discount rate	3.6%	3.5%	3.7%
Rate of compensation increase	2.0%	2.0%	2.0%

Our estimated long-term rate of return on plan assets represents the weighted average of expected future returns on the asset categories included in our target investment allocation based primarily on the historical returns for each asset category, adjusted for an assessment of current market conditions.

The weighted average assumptions used to determine benefit obligations at the measurement dates are set forth below:

	Pension Plans
	2016	2015
Discount rate	4.0%	4.2%
Rate of compensation increase	2.0%	2.0%

	Postretirement Medical and Life Benefits
	2016	2015
Discount rate	3.5%	3.6%
Rate of compensation increase	2.0%	2.0%

We currently are assuming a gross medical trend rate of 7.6% for fiscal 2017. We expect this rate to decrease at varying amounts per year with an ultimate trend rate of 5.0% in fiscal 2026. A change in this rate of 1.0% would have no significant impact on our net periodic postretirement benefit expense or our accrued postretirement benefits liability.

The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are set forth below (in thousands):

	Pension Plans	Postretirement Medical and Life Benefits
2017	$3,311	$113
2018	2,411	122
2019	2,352	108
2020	2,751	100
2021	5,236	102
2022-2026	17,785	401

Expected benefit payments are estimated based on the same assumptions used to measure our benefit obligation on our measurement date of May 31, 2016 and, where applicable, include benefits attributable to estimated further employee service.

Defined Contribution Plans

We sponsor two defined contribution plans for active employees, as summarized below.

Salary Deferral Plan
RTI offers certain employees a 401(k) plan called the Ruby Tuesday, Inc. Salary Deferral Plan (“401(k) Plan”). We make matching contributions to the 401(k) Plan based on each eligible employee's pre-tax contribution and years of service. We match in cash each fiscal quarter 25% of the participating employee's first 4% of contributions. Company matches vest immediately. Fiscal year 2016 401(k) Plan expenses for the Company match were $0.3 million. During fiscal years 2015 and 2014, we matched participating employee’s contributions based on a same-restaurant sales performance factor. Given that the Company did not achieve the fiscal year 2015 or 2014 same-restaurant sales performance factor in order for there to be an employer match, we had no expense related to the 401(k) Plan for fiscal years 2015 or 2014.

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

Like the Predecessor Plan, the Deferred Compensation Plan is an unfunded, non-qualified deferred compensation plan for eligible employees. The Company matching provisions of the Deferred Compensation Plan are similar to those of the 401(k) Plan. Fiscal year 2016 Deferred Compensation Plan expenses were negligible. For similar reasons as discussed above for the 401(k) Plan, we had no expenses for Company match under the Deferred Compensation Plan for fiscal years 2015 and 2014. Assets earmarked to pay benefits under the Deferred Compensation Plan are held by a rabbi trust. Assets and liabilities of a rabbi trust must be accounted for as if they are Company assets or liabilities and are therefore reported on our Consolidated Balance Sheets. Furthermore, all Deferred Compensation Plan earnings and expenses are recorded in our Consolidated Statements of Operations and Comprehensive Loss. The Deferred Compensation Plan’s assets and liabilities approximated $6.7 million and $8.0 million as of May 31, 2016 and June 2, 2015, respectively. Of these amounts as of May 31, 2016 and June 2, 2015, $0.7 million was included in Prepaid and other expenses and Accrued liabilities – Payroll and related costs for both periods, and $6.0 million and $7.3 million, respectively, was included in Other assets, net and Other deferred liabilities in the Consolidated Balance Sheets. The investment in RTI common stock and the related liability payable in RTI common stock, which totaled $0.5 million and $0.7 million as of May 31, 2016 and June 2, 2015, respectively, is reflected in Shareholders’ Equity in the Consolidated Balance Sheets.

Executive Separations and Corporate Support Services Restructuring

Fiscal 2016

Our former President-Ruby Tuesday Concept and Chief Operations Officer and Executive Vice President, Chief Financial Officer resigned from the Company on July 25, 2015 and April 11, 2016, respectively. As further discussed in Note 10 to the Consolidated Financial Statements, we recorded $1.6 million of forfeiture credits during fiscal year 2016 in connection with these resignations.

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

As of both May 31, 2016 and June 2, 2015, liabilities of $0.3 million, representing unpaid obligations in connection with the separations and restructurings, were included within Accrued liabilities: Payroll and related costs in our Consolidated Balance Sheet. Costs reflected in the table below related to employee severance and unused vacation accruals are included within Selling, general, and administrative, net in our Consolidated Statements of Operations and Comprehensive Loss. A roll forward of our obligations in connection with employee separations is as follows (in thousands):

Balance at June 3, 2014	$1,055
Employee severance and unused vacation accruals	1,211
Cash payments	(1,953)
Balance at June 2, 2015	$313
Employee severance and unused vacation accruals	1,006
Cash payments	(1,002)
Balance at May 31, 2016	$317

9. Income Taxes

Income tax benefit for fiscal years 2016, 2015, and 2014 was allocated as follows (in thousands):

	2016	2015	2014
Current:
Federal	$(1,138)	$1,714	$(5,047)
State	289	(48)	(1,586)
Foreign	118	118	322
	(731)	1,784	(6,311)
Deferred:
Federal	(1,449)	(3,254)	2,346
State	–	(441)	(700)
	(1,449)	(3,695)	1,646
Benefit for income taxes from
continuing operations	(2,180)	(1,911)	(4,665)
Benefit for income taxes from
discontinued operations	–	–	(106)
Total benefit for income taxes	$(2,180)	$(1,911)	$(4,771)

As previously mentioned in Note 1 to the Consolidated Financial Statements, we early adopted ASU 2015-17 on a prospective basis during the fourth quarter of fiscal year 2016. Prior periods were not retroactively adjusted. Based on the adoption of this guidance, all deferred taxes are classified as noncurrent in our Consolidated Balance Sheet as of May 31, 2016. Deferred tax assets and liabilities are comprised of the following (in thousands):

	2016	2015
Deferred tax assets:
General business credits carryforward	$70,424	$53,955
Employee benefits	22,420	25,343
Deferred escalating minimum rents	20,803	20,536
State net operating losses	9,807	7,821
Insurance reserves	5,896	6,062
Goodwill	5,033	10,813
Deferred gain on sale-leaseback transactions	4,728	5,148
Closed restaurant lease reserves	2,520	2,798
Other	7,761	7,656
Gross deferred tax assets	149,392	140,132
Deferred tax asset valuation allowances	(89,933)	(62,799)
Net deferred tax assets	59,459	77,333

Deferred tax liabilities:
Depreciable property and equipment	(48,367)	(64,204)
Other	(11,092)	(14,578)
Total deferred tax liabilities	(59,459)	(78,782)

Net deferred tax liability	$–	$(1,449)

Reported in Consolidated Balance Sheets as:
Deferred income taxes – current liability	$–	$(7)
Deferred income taxes – noncurrent liability	–	(1,442)
	$–	$(1,449)

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

We regularly evaluate the need for a valuation allowance for deferred tax assets by assessing whether it is more likely than not that we will realize the deferred tax assets in the future.  A valuation allowance assessment is performed each reporting period, with any additions or adjustments reflected in earnings in the period of assessment.  In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets for each jurisdiction. As of May 31, 2016, we have rolling three-year historical operating losses and have concluded that the negative evidence outweighs the positive evidence.

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

A rollforward of our valuation allowance is as follows (in thousands):

	2016	2015	2014

Beginning of fiscal year	$(62,799)	$(54,582)	$(24,566)
Changes in estimated realization of deferred tax assets:
Continuing operations	(28,192)	(9,138)	(31,187)
Discontinued operations	–	–	288
Other reductions	1,058	921	883
End of fiscal year	$(89,933)	$(62,799)	$(54,582)

As of May 31, 2016, we had state net operating loss carryforwards of approximately $255.5 million which expire at varying times between fiscal years 2017 and 2036.  The above accounting has no effect on our ability to use our state operating loss carryforwards or general business carryforward credits, which begin to expire in fiscal year 2032, in the future to reduce cash tax payments.

A reconciliation from the statutory federal income tax benefit to the reported income tax (benefit)/expense from continuing operations is as follows (in thousands):

	2016	2015	2014

Statutory federal income taxes	$(18,502)	$(1,787)	$(24,351)
State income taxes, net of federal income tax benefit	(2,926)	(711)	(3,564)
FICA tip credit	(7,071)	(7,280)	(7,533)
Work opportunity tax credit	(1,389)	(1,899)	(1,233)
Increase in valuation allowance	28,192	9,138	31,187
Permanent differences	319	528	2,243
Other, net	(803)	100	(1,414)
Total benefit for income taxes	$(2,180)	$(1,911)	$(4,665)

We had a gross liability for unrecognized tax benefits, exclusive of accrued interest and penalties, of $4.5 million and $3.9 million, respectively, as of May 31, 2016 and June 2, 2015, of which $3.7 million and $3.3 million, respectively, was reclassified against our deferred tax assets. As of May 31, 2016 and June 2, 2015, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate was $2.3 million and $2.4 million, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal years 2016 and 2015 follows (in thousands):

	2016	2015
Beginning of fiscal year	$3,870	$6,965
Additions for tax positions related to the current year	725	428
Reductions for tax positions related to the current year	(113)	–
Additions for tax positions of prior years	868	114
Reductions for tax positions of prior years	(150)	(2,690)
Reductions for settlements with taxing authorities	–	(295)
Reductions due to statute settlements	(652)	(652)
End of fiscal year	$4,548	$3,870

The liability for unrecognized tax benefits as of May 31, 2016 includes $0.4 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations and negotiations with tax authorities.

As discussed in Note 1 to the Consolidated Financial Statements, our policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes. Interest is computed on the difference between our uncertain tax benefit positions and the amount deducted or expected to be deducted in our tax returns. At both May 31, 2016 and June 2, 2015, we had $0.4 million of accrued interest and penalties related to unrecognized tax benefits.

During fiscal year 2016, accrued interest and penalties decreased by an insignificant amount. If we were to prevail on all uncertain tax positions, the reversal of this accrual would also be a benefit to our effective tax rate. At May 31, 2016 and June 2, 2015, total liabilities of $1.3 million and $1.0 million, respectively, including the above-mentioned amounts for the payment of accrued interest and penalties, are included in Accrued liabilities – Rent and other and Other deferred liabilities as reported on the Consolidated Balance Sheets.

At May 31, 2016, we are no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2012, and with few exceptions, we are no longer subject to state and local examinations by tax authorities prior to fiscal year 2013.

10. Share-Based Employee Compensation

Preferred Stock

RTI is authorized, under its Certificate of Incorporation, to issue up to 250,000 shares of preferred stock with a par value of $0.01. These shares may be issued from time to time in one or more series. Each series will have dividend rates, rights of conversion and redemption, liquidation prices, and other terms or conditions as determined by the Board of Directors. No preferred shares have been issued as of May 31, 2016 and June 2, 2015.

The Ruby Tuesday, Inc. Stock Incentive Plan and the Ruby Tuesday, Inc. 1996 Stock Incentive Plan

A committee, appointed by the Board of Directors, administers the Ruby Tuesday, Inc. Stock Incentive Plan (“SIP”) and the Ruby Tuesday, Inc. 1996 Stock Incentive Plan (“1996 SIP”), and has full authority in its discretion to determine the key employees, officers, and non-employee directors to whom share-based incentives are granted and the terms and provisions of share-based incentives. Stock option grants under the SIP and 1996 SIP can have varying vesting provisions and exercise periods as determined by such committee. A majority of currently outstanding stock options granted under the SIP and 1996 SIP vest within three years following the date of grant and expire seven years after the date of grant. The SIP and 1996 SIP permit the committee to make awards of shares of common stock, awards of stock options or other derivative securities related to the value of the common stock, and certain cash awards to eligible persons. These discretionary awards may be made on an individual basis or for the benefit of a group of eligible persons. All stock options awarded under the SIP and 1996 SIP have been awarded with an exercise price equal to the fair market value at the time of grant.

At May 31, 2016, we had reserved a total of 6,997,000 shares of common stock for the SIP and 1996 SIP. Of the reserved shares at May 31, 2016, 1,563,000 were subject to stock options outstanding. Stock option exercises are settled with the issuance of new shares. Net shares of common stock available for issuance at May 31, 2016 were 5,434,000.

Stock Options

The following table summarizes our stock option activity under these stock option plans for the fiscal year ended May 31, 2016 (Stock Options and Aggregate Intrinsic Value are in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Service-based vesting:
Outstanding at beginning of year	2,441	$7.78
Cancellations and forfeitures	(270)	6.51
Expired	(105)	8.83
Outstanding at end of year	2,066	$7.89	3.04	$–
Exercisable at end of year	1,671	$8.20	2.60	$–

Market-based vesting:
Outstanding at beginning of year	515	$8.60
Cancellations and forfeitures	(515)	8.60
Outstanding at end of year	–	$–

The aggregate intrinsic value represents the closing stock price as of May 31, 2016 less the strike price, multiplied by the number of stock options that have a strike price that is less than that closing stock price. There were no stock options exercised during fiscal year 2016. The total intrinsic value of stock options exercised during fiscal years 2015 and 2014 was $0.1 million and $0.7 million, respectively.

At May 31, 2016, there was approximately $0.2 million of unrecognized pre-tax compensation expense related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 0.9 years. The total fair value at grant date of awards vested during fiscal years 2016, 2015, and 2014 totaled $1.7 million, $1.9 million, and $1.0 million, respectively.

The market-based stock options reflected in the table above would have vested if a share of our common stock appreciated to $14 per share or more for a period of 20 consecutive trading days on or before December 3, 2015. During the year ended May 31, 2016, all remaining market-based stock options were cancelled due to the market condition not being satisfied.

The weighted average Black-Scholes grant date fair value for stock options awarded during fiscal years 2015 and 2014 was $2.27 and $4.43 per share, respectively. The grant date fair values of unvested stock options are amortized over the respective vesting period of the awards unless a recipient becomes retirement eligible during the vesting period. For retirement eligible individuals, the grant date fair value of the award is amortized from the period of the date of grant through the date upon which the individual becomes retirement eligible. The weighted average assumptions used in our Black-Scholes option-pricing model are as follows:

	2015	2014
Risk-free interest rate	1.48%	1.17%
Expected dividend yield	0%	0%
Expected stock price volatility	44.27%	58.03%
Expected life (in years)	4.50	4.50

We awarded market-based stock options to certain employees during fiscal 2014. We estimated the grant date fair value of these awards at $2.42, using the Monte-Carlo simulation model. The primary assumptions used in our Monte-Carlo simulation model are as follows:

2014
Risk-free interest rate	0.45%
Expected dividend yield	0%
Expected stock price volatility	42.86%
Expected life (in years)	2.40

Restricted Stock and Restricted Stock Units (“RSU”)

The following table summarizes our restricted stock and RSU activity for the fiscal year ended May 31, 2016 (in thousands, except per-share data):

	2016
	Shares	Weighted Average Fair Value
Service-Based Vesting:
Unvested at beginning of year	803	$6.98
Granted	344	6.45
Vested	(346)	7.44
Cancellations and forfeitures	(237)	7.19
Unvested at end of year	564	$6.29

Performance-Based Vesting:
Unvested at beginning of year	–	$–
Granted	262	6.51
Cancellations and forfeitures	(37)	6.51
Unvested at end of year	225	$6.51

The fair value of restricted stock and RSU awards is based on the closing price of our common stock on the date prior to the grant date. The total intrinsic value of restricted stock and RSU grants vesting during fiscal years 2016, 2015, and 2014 was $2.1 million, $5.4 million, and $3.4 million, respectively. At May 31, 2016, unrecognized compensation expense related to restricted stock and RSU grants expected to vest totaled $2.1 million and will be recognized over a weighted average vesting period of 1.4 years.

During fiscal year 2016, we granted 244,000 service-based and 262,000 performance-based RSUs with a market condition to certain employees under the terms of the SIP and 1996 SIP. The service-based RSUs will vest in three equal installments over a three-year period following the date of grant. The performance-based RSUs will cliff vest at the end of a three-year period following the date of grant. Vesting of the performance-based RSUs is further contingent upon the Company’s achievement of a total shareholder return market condition over a three year period, which will be measured in the first quarter of fiscal 2019.

During fiscal years 2016, 2015, and 2014, we granted 100,000, 109,000, and 60,000 restricted shares, respectively, to non-employee directors. The shares cliff vest over a one year period following the grant of the award.

Included within Selling, general, and administrative, net in our Consolidated Statements of Operations and Comprehensive Loss is share-based compensation expense of $2.1 million, $7.1 million, and $7.6 million for the fiscal years ended May 31, 2016, June 2, 2015, and June 3, 2014, respectively.

Netted within share-based compensation expense for fiscal year 2016 are forfeiture credits of $1.6 million in connection with the forfeiture of unvested stock options, restricted stock, and restricted stock units related to the departure of our then President Ruby Tuesday Concept and Chief Operations Officer during the first quarter of fiscal year 2016 and the departure of our then Executive Vice President, Chief Financial Officer during the fourth quarter of fiscal year 2016. Included within share-based compensation expense for fiscal years 2015 and 2014 were charges of $0.2 million and $0.3 million, respectively, representing the incremental costs resulting from accelerated vesting, net of forfeitures, primarily related to departure of certain employees.

As discussed further in Note 8 to the Consolidated Financial Statements, various management personnel left the Company during fiscal years 2016, 2015, and 2014. Several of these individuals held share-based compensation awards at the times of their separations, and these awards were either vested or forfeited in accordance with the terms of the original awards.

11.  Segment Reporting

As further discussed in Note 3 to the Consolidated Financial Statements, during fiscal year 2016 we entered into agreements with two separate buyers to sell various Lime Fresh Mexican Grill assets. In addition, we also closed 11 Company-owned Lime Fresh restaurants during fiscal year 2016. As a result of these transactions, only two Company-owned Lime Fresh restaurants remained as of May 31, 2016, both of which were in transition. Financial results by reportable segment for fiscal years 2016, 2015, and 2014 are as follows (in thousands):

	2016	2015	2014
Revenues:
Ruby Tuesday concept	$1,075,965	$1,106,304	$1,147,348
Lime Fresh concept	15,263	20,262	21,398
Total revenues	$1,091,228	$1,126,566	$1,168,746

Segment profit/(loss):
Ruby Tuesday concept	$60,934	$116,408	$69,543
Lime Fresh concept	(4,642)	(2,630)	(6,070)
Total segment profit	$56,292	$113,778	$63,473

Depreciation and amortization:
Ruby Tuesday concept	$48,441	$48,552	$52,990
Lime Fresh concept	885	1,687	2,007
Support center and other	2,032	2,152	2,350
Total depreciation and amortization	$51,358	$52,391	$57,347

Closures and impairments, net:
Ruby Tuesday concept	$56,270	$6,940	$27,617
Lime Fresh concept	6,411	3,078	5,214
Support center and other	–	524	–
Total closures and impairments, net	$62,681	$10,542	$32,831

Capital expenditures:
Ruby Tuesday concept	$33,088	$29,509	$24,553
Lime Fresh concept	236	1,293	2,742
Support center and other	1,103	208	1,044
Total capital expenditures	$34,427	$31,010	$28,339

Total assets:
Ruby Tuesday concept	$713,083	$786,931	$823,797
Lime Fresh concept	6,272	10,839	15,203
Support center and other	118,562	127,682	112,697
Total assets	$837,917	$925,452	$951,697

The following is a reconciliation of segment profit to loss from continuing operations before taxes for fiscal years 2016, 2015, and 2014 (in thousands):

	2016	2015	2014
Segment profit	$56,292	$113,778	$63,473
Less:
Depreciation and amortization	(51,358)	(52,391)	(57,347)
Unallocated general and administrative expenses	(39,815)	(42,710)	(47,946)
Preopening expenses	(48)	(290)	(395)
Trademark impairments	(1,999)	–	(855)
Gain on sales of Lime Fresh Mexican Grill assets	5,937	–	–
Interest expense, net	(21,764)	(22,735)	(24,945)
Other expense, net	(107)	(757)	(1,560)
Loss from continuing operations before income taxes	$(52,862)	$(5,105)	$(69,575)

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

Insurance Programs
We are currently self-insured for a portion of our expected workers’ compensation, employment practices liability, general liability, and automobile liability losses (collectively, “casualty losses”) as well as property losses and certain other insurable risks. To mitigate the cost of our exposures for certain property and casualty losses, we make annual decisions to either retain the risks of loss up to a certain maximum per occurrence, aggregate loss limits negotiated with our insurance carriers, or fully insure those risks. We are also self-insured for healthcare claims for eligible participating employees subject to certain deductibles and limitations. We have accounted for our retained liabilities for casualty losses and healthcare claims, including reported and incurred but not reported claims, based on information provided by third-party actuaries. At May 31, 2016, we were committed under letters of credit totaling $11.6 million issued primarily in connection with our workers’ compensation and casualty insurance programs.

Purchase Commitments

We have minimum purchase commitments with various vendors. Outstanding commitments as of May 31, 2016 were approximately $58.3 million. These obligations consist of supplies, advertising, utility contracts, and various types of meat, beverages, and other food products, which are an integral part of our business operations.

13. Fair Value Measurements

The following table presents the fair values of our financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall (in thousands):

	Level	May 31, 2016	June 2, 2015
Deferred compensation plan – Assets	1	$6,660	$8,017
Deferred compensation plan – Liabilities	1	(6,660)	(8,017)

There were no transfers among levels within the fair value hierarchy during fiscal years 2016 or 2015.

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

The following table presents the fair values on our Consolidated Balance Sheets as of May 31, 2016 and June 2, 2015 for those assets and liabilities measured on a non-recurring basis (in thousands):

	Fair Value Measurements
	Level	May 31, 2016	June 2, 2015
Long-lived assets held for sale	2	$2,123	$3,708
Long-lived assets held for use	2	56,101	3,283
Long-lived assets held for use	3	553	–
Total		$58,777	$6,991

The following table presents the losses recognized during the fiscal years ended May 31, 2016, June 2, 2015, and June 3, 2014 resulting from fair value measurements of assets and liabilities measured on a non-recurring basis. The losses associated with continuing operations are included in Closures and impairments, net and Trademark impairments, and the losses associated with discontinued operations are included in Loss from discontinued operations in our Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	2016	2015	2014
Included within continuing operations
Long-lived assets held for sale	$447	$1,830	$872
Long-lived assets held for use	57,706	7,992	23,464
Lime Fresh trademark	1,999	–	855
	$60,152	$9,822	$25,191

Included within discontinued operations			$177

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

The fair values of our long-lived assets held for use are primarily based on broker estimates of the value of the land, building, leasehold improvements, and other residual assets (Level 2) or discounted cash flow estimates using unobservable inputs (Level 3).

Our financial instruments at May 31, 2016 and June 2, 2015 consisted of cash and cash equivalents, accounts receivable and payable, and long-term debt. The fair values of cash and cash equivalents and accounts receivable and payable approximated their carrying values because of the short-term nature of these instruments. The carrying amounts and fair values of our long-term debt, which are not measured on a recurring basis using fair value, are as follows (in thousands):

	May 31, 2016		June 2, 2015
			(as adjusted)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (Level 2)	$223,526	$223,212	$240,889	$255,194

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

Condensed Consolidating Balance Sheet

As of May 31, 2016

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$67,208	$133	$–	$67,341
Accounts and other receivables	8,102	4,725	–	12,827
Inventories	15,401	6,194	–	21,595
Income tax receivable	167,065	–	(164,062)	3,003
Other current assets	11,282	4,868	–	16,150
Total current assets	269,058	15,920	(164,062)	120,916

Property and equipment, net	501,482	169,768	–	671,250
Investment in subsidiaries	98,929	–	(98,929)	–
Due from/(to) subsidiaries	76,208	213,816	(290,024)	–
Other assets	40,626	5,125	–	45,751
Total assets	$986,303	$404,629	$(553,015)	$837,917

Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable	$17,405	$4,736	$–	$22,141
Accrued and other current liabilities	35,674	29,957	–	65,631

Current maturities of long-term debt,
including capital leases	(1,067)	11,001	–	9,934
Income tax payable	–	164,062	(164,062)	–
Total current liabilities	52,012	209,756	(164,062)	97,706

Long-term debt and capital leases,
less current maturities	209,058	4,745	–	213,803
Due to/(from) subsidiaries	213,816	76,208	(290,024)	–
Other deferred liabilities	103,637	14,991	–	118,628
Total liabilities	578,523	305,700	(454,086)	430,137

Shareholders’ equity:
Common stock	601	–	–	601
Capital in excess of par value	75,938	–	–	75,938
Retained earnings	341,350	98,929	(98,929)	341,350
Accumulated other comprehensive loss	(10,109)	–	–	(10,109)
Total shareholders’ equity	407,780	98,929	(98,929)	407,780

Total liabilities & shareholders’ equity	$986,303	$404,629	$(553,015)	$837,917

Condensed Consolidating Balance Sheet

As of June 2, 2015 (as adjusted)

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$75,034	$297	$–	$75,331
Accounts and other receivables	1,557	3,730	–	5,287
Inventories	14,581	5,830	–	20,411
Income tax receivable	153,146	–	(153,146)	–
Other current assets	15,543	2,308	–	17,851
Total current assets	259,861	12,165	(153,146)	118,880

Property and equipment, net	554,089	198,085	–	752,174
Investment in subsidiaries	128,824	–	(128,824)	–
Due from/(to) subsidiaries	66,019	215,373	(281,392)	–
Other assets	44,118	10,280	–	54,398
Total assets	$1,052,911	$435,903	$(563,362)	$925,452

Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable	$18,533	$4,472	$–	$23,005
Accrued and other current liabilities	42,458	33,764	–	76,222
Current maturities of long-term debt,
including capital leases	(994)	11,072	–	10,078
Income tax payable	–	154,215	(153,146)	1,069
Deferred income taxes, net	2,839	(2,832)	–	7
Total current liabilities	62,836	200,691	(153,146)	110,381

Long-term debt and capital leases,
less current maturities	210,382	20,635	–	231,017
Deferred income taxes, net	(3,865)	5,307	–	1,442
Due to/(from) subsidiaries	215,373	66,019	(281,392)	–
Other deferred liabilities	102,602	14,427	–	117,029
Total liabilities	587,328	307,079	(434,538)	459,869

Shareholders’ equity:
Common stock	621	–	–	621
Capital in excess of par value	83,870	–	–	83,870
Retained earnings	392,032	128,824	(128,824)	392,032
Accumulated other comprehensive loss	(10,940)	–	–	(10,940)
Total shareholders’ equity	465,583	128,824	(128,824)	465,583

Total liabilities & shareholders’ equity	$1,052,911	$435,903	$(563,362)	$925,452

Condensed Consolidating Statement of Operations and

Comprehensive (Loss)/Income

For the Fiscal Year Ended May 31, 2016

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$785,147	$299,887	$–	$1,085,034
Franchise revenue	245	5,949	–	6,194
Total revenue	785,392	305,836	–	1,091,228

Operating costs and expenses:
Cost of goods sold	216,121	82,408	–	298,529
Payroll and related costs	263,499	111,062	–	374,561
Other restaurant operating costs	167,051	62,467	–	229,518
Depreciation and amortization	36,387	14,971	–	51,358
Selling, general, and administrative	70,012	39,615	–	109,627
Intercompany selling, general, and
administrative allocations	42,870	(42,870)	–	–
Closures and impairments, net	40,683	21,998	–	62,681
Trademark impairment	–	1,999	–	1,999
Equity in earnings of subsidiaries	(15,212)	–	15,212	–
Gain on sales of Lime Fresh Mexican Grill assets	(5,937)	–	–	(5,937)
Interest expense, net	18,339	3,425	–	21,764
Intercompany interest expense/(income)	12,143	(12,143)	–	–
Gain on extinguishment of debt	(10)	–	–	(10)
Total operating costs and expenses	845,946	282,932	15,212	1,144,090

(Loss)/income before income taxes	(60,554)	22,904	(15,212)	(52,862)
(Benefit)/provision for income taxes	(9,872)	7,692	–	(2,180)

Net (loss)/income	$(50,682)	$15,212	$(15,212)	$(50,682)

Other comprehensive income:
Pension liability reclassification	831	–	–	831
Total comprehensive (loss)/income	$(49,851)	$15,212	$(15,212)	$(49,851)

Condensed Consolidating Statement of Operations and

Comprehensive (Loss)/Income

For the Fiscal Year Ended June 2, 2015 (as adjusted)

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$809,171	$310,971	$–	$1,120,142
Franchise revenue	238	6,186	–	6,424
Total revenue	809,409	317,157	–	1,126,566

Operating costs and expenses:
Cost of goods sold	220,537	84,769	–	305,306
Payroll and related costs	270,535	112,726	–	383,261
Other restaurant operating costs	175,819	66,290	–	242,109
Depreciation and amortization	37,466	14,925	–	52,391
Selling, general, and administrative	75,418	39,909	–	115,327
Intercompany selling, general, and
administrative allocations	44,768	(44,768)	–	–
Closures and impairments, net	7,914	2,628	–	10,542
Equity in earnings of subsidiaries	(28,148)	–	28,148	–
Interest expense, net	18,489	4,246	–	22,735
Intercompany interest expense/(income)	12,009	(12,009)	–	–
Total operating costs and expenses	834,807	268,716	28,148	1,131,671

(Loss)/income before income taxes	(25,398)	48,441	(28,148)	(5,105)
(Benefit)/provision for income taxes	(22,204)	20,293	–	(1,911)
Net (loss)/income	$(3,194)	$28,148	$(28,148)	$(3,194)

Other comprehensive loss:
Pension liability reclassification, net of tax	(40)	–	–	(40)
Total comprehensive (loss)/income	$(3,234)	$28,148	$(28,148)	$(3,234)

Condensed Consolidating Statement of Operations and

Comprehensive (Loss)/Income

For the Fiscal Year Ended June 3, 2014 (as adjusted)

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$842,842	$319,581	$–	$1,162,423
Franchise revenue	223	6,100	–	6,323
Total revenue	843,065	325,681	–	1,168,746

Operating costs and expenses:
Cost of goods sold	233,562	87,959	–	321,521
Payroll and related costs	287,358	117,021	–	404,379
Other restaurant operating costs	186,737	71,191	–	257,928
Depreciation and amortization	40,506	16,841	–	57,347
Selling, general, and administrative	87,248	49,903	–	137,151
Intercompany selling, general, and
administrative allocations	59,257	(59,257)	–	–
Closures and impairments, net	18,904	13,927	–	32,831
Trademark impairment	–	855	–	855
Equity in earnings of subsidiaries	(21,005)	–	21,005	–
Interest expense, net	19,978	4,967	–	24,945
Intercompany interest expense/(income)	13,081	(13,081)	–	–
Loss on extinguishment of debt	1,364	–	–	1,364
Total operating costs and expenses	926,990	290,326	21,005	1,238,321

(Loss)/income from continuing operations before income taxes	(83,925)	35,355	(21,005)	(69,575)
(Benefit)/provision for income taxes from continuing operations	(19,015)	14,350	–	(4,665)
(Loss)/income from continuing operations	(64,910)	21,005	(21,005)	(64,910)

Income from discontinued operations, net of tax	564	–	–	564
Net (loss)/income	$(64,346)	$21,005	$(21,005)	$(64,346)

Other comprehensive income:
Pension liability reclassification, net of tax	45	–	–	45
Total comprehensive (loss)/income	$(64,301)	$21,005	$(21,005)	$(64,301)

Condensed Consolidating Statement of Cash Flows

For the Fiscal Year Ended May 31, 2016

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$15,721	$71,061	$(46,665)	$40,117

Investing activities:
Purchases of property and equipment	(24,174)	(10,253)	–	(34,427)
Proceeds from disposal of assets	11,701	–	–	11,701
Other, net	2,971	–	–	2,971
Net cash used by investing activities	(9,502)	(10,253)	–	(19,755)

Financing activities:
Principal payments on long-term debt	(2,379)	(15,864)	–	(18,243)
Stock repurchases	(10,077)	–	–	(10,077)
Payments for debt issuance costs	(32)	–	–	(32)
Intercompany transactions	(1,557)	(45,108)	46,665	–
Net cash used by financing activities	(14,045)	(60,972)	46,665	(28,352)

Decrease in cash and cash equivalents	(7,826)	(164)	–	(7,990)
Cash and cash equivalents:
Beginning of fiscal year	75,034	297	–	75,331
End of fiscal year	$67,208	$133	$–	$67,341

Condensed Consolidating Statement of Cash Flows

For the Fiscal Year Ended June 2, 2015

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$63,076	$77,717	$(85,882)	$54,911

Investing activities:
Purchases of property and equipment	(23,326)	(7,684)	–	(31,010)
Proceeds from disposal of assets	10,213	1,047	–	11,260
Other, net	2,118	135	–	2,253
Net cash used by investing activities	(10,995)	(6,502)	–	(17,497)

Financing activities:
Principal payments on long-term debt	4	(13,642)	–	(13,638)
Stock repurchases	(73)	–	–	(73)
Payments for debt issuance costs	(293)	–	–	(293)
Proceeds from exercise of stock options	556	–	–	556
Excess tax benefits from share-based
compensation	39	–	–	39
Intercompany transactions	(28,292)	(57,590)	85,882	–
Net cash used by financing activities	(28,059)	(71,232)	85,882	(13,409)

Increase/(decrease) in cash and cash equivalents	24,022	(17)	–	24,005
Cash and cash equivalents:
Beginning of fiscal year	51,012	314	–	51,326
End of fiscal year	$75,034	$297	$–	$75,331

Condensed Consolidating Statement of Cash Flows

For the Fiscal Year Ended June 3, 2014

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$5,854	$57,064	$(17,543)	$45,375

Investing activities:
Purchases of property and equipment	(21,132)	(7,207)	–	(28,339)
Proceeds from sale-leaseback transactions, net	5,637	–	–	5,637
Proceeds from disposal of assets	14,503	1,023	–	15,526
Other, net	973	–	–	973
Net cash used by investing activities	(19)	(6,184)	–	(6,203)

Financing activities:
Principal payments on long-term debt	(20,019)	(20,213)	–	(40,232)
Stock repurchases	(579)	–	–	(579)
Payments for debt issuance costs	(1,802)	–	–	(1,802)
Proceeds from exercise of stock options	1,576	–	–	1,576
Excess tax benefits from share-based
compensation	284	–	–	284
Intercompany transactions	13,082	(30,625)	17,543	–
Net cash used by financing activities	(7,458)	(50,838)	17,543	(40,753)

(Decrease)/increase in cash and cash equivalents	(1,623)	42	–	(1,581)
Cash and cash equivalents:
Beginning of fiscal year	52,635	272	–	52,907
End of fiscal year	$51,012	$314	$–	$51,326

15. Supplemental Quarterly Financial Data (Unaudited)

Quarterly financial results for the years ended May 31, 2016 and June 2, 2015, are summarized below.

(In thousands, except per-share data)

	For the Year Ended May 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$279,480	$260,956	$271,470	$279,322	$1,091,228
Gross profit*	$45,697	$41,982	$47,659	$53,282	$188,620

Loss before income taxes	$(5,217)	$(15,979)	$(3,569)	$(28,097)	$(52,862)
Benefit for income taxes	(1,023)	(180)	(483)	(494)	(2,180)
Net loss	$(4,194)	$(15,799)	$(3,086)	$(27,603)	$(50,682)

Basic loss per share:
Net loss per share **	$(0.07)	$(0.26)	$(0.05)	$(0.46)	$(0.83)

Diluted loss per share:
Net loss per share **	$(0.07)	$(0.26)	$(0.05)	$(0.46)	$(0.83)

	For the Year Ended June 2, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$281,182	$262,659	$285,913	$296,812	$1,126,566
Gross profit (as adjusted)*	$50,975	$37,533	$50,465	$56,917	$195,890

(Loss)/income before income taxes	$(69)	$(9,868)	$(881)	$5,713	$(5,105)
(Benefit)/provision for income taxes	(2,634)	(595)	(112)	1,430	(1,911)
Net income/(loss)	$2,565	$(9,273)	$(769)	$4,283	$(3,194)

Basic loss per share:
Net income/(loss) per share	$0.04	$(0.15)	$(0.01)	$0.07	$(0.05)

Diluted loss per share:
Net income/(loss) per share	$0.04	$(0.15)	$(0.01)	$0.07	$(0.05)

* We define gross profit as revenue less cost of goods sold, payroll and related costs, and other restaurant operating costs.  As previously discussed in Note 1 to the Consolidated Financial Statements, we reclassified amortization of intangible assets from other restaurant operating costs to depreciation and amortization in the Consolidated Statements of Operations and Comprehensive Loss for the prior fiscal year to be comparable with the classification for the fiscal year ended May 31, 2016.

** The sum of the quarterly (loss)/income per share does not equal the reported annual amount as each is computed independently based upon the weighted average number of shares outstanding for the period.

16. Subsequent Events
On August 11, 2016, in response to a comprehensive review of the Company’s property portfolio, we announced a plan to close approximately 95 Company-owned restaurants by September 2016. The approved closures, which include mall, in line, and freestanding sites, encompass restaurants spread throughout all of the geographies in which the Company operates. Of the restaurants expected to close, approximately two-thirds are operated on leased properties and approximately one-third are owned. As discussed in Note 7 to the Consolidated Financial Statements, given the status of the proposed plan as of May 31, 2016, the Company determined that there was in impairment trigger as certain restaurants would be disposed of significantly before the end of their previously estimated useful lives. Accordingly, the Company incurred $39.2 million of impairment charges during fiscal year 2016 primarily related to these restaurants. As of May 31, 2016, the remaining net book value of the restaurants expected to close approximates $40.5 million, of which $26.6 million represents land or other assets which will become available for sale.

The remaining contractual rent and other lease-related obligations of the leased restaurants expected to close approximated $46.0 million as of August 11, 2016.

As discussed in Notes 5 and 7 to the Consolidated Financial Statements, one of our domestic franchisees defaulted on certain lease payments related to three restaurant properties we subleased to the franchisee for which we are the primary lessee. Accordingly, we had a May 31, 2016 liability of $0.9 million representing our obligation for future rent and other lease-related charges through the end of these leases. On July 26, 2016, this franchisee closed all ten of its restaurants and ceased operations.

On July 19, 2016, the Executive Compensation Committee of the Board of Directors approved the grant of approximately 284,000 service-based restricted stock units and 803,000 stock options under the terms of the SIP and the 1996 SIP. Both the restricted stock units and the stock options vest in three annual installments following the date of grant.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ruby Tuesday, Inc.:

We have audited the accompanying consolidated balance sheets of Ruby Tuesday, Inc. and subsidiaries (the Company) as of May 31, 2016 and June 2, 2015, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ruby Tuesday, Inc. and subsidiaries as of May 31, 2016 and June 2, 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ruby Tuesday, Inc.’s internal control over financial reporting as of May 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 15, 2016 expressed an unqualified opinion on the effectiveness of Ruby Tuesday Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Knoxville, Tennessee
August 15, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ruby Tuesday, Inc.:

We have audited Ruby Tuesday, Inc.’s (the Company) internal control over financial reporting as of May 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ruby Tuesday, Inc. and subsidiaries as of May 31, 2016 and June 2, 2015, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2016, and our report dated August 15, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Knoxville, Tennessee
August 15, 2016

Item 9. Changes in and Disagreements With Accountants on

Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are operating effectively.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2016 using the criteria based on the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our assessment, management concluded that our internal control over financial reporting was effective as of May 31, 2016.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of May 31, 2016 as stated in their report filed within Item 8 – Financial Statements and Supplementary Data.

Changes in Internal Controls

During the fiscal quarter ended May 31, 2016, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

We expect to file a definitive proxy statement (the “2016 Proxy Statement”) relating to our 2016 Annual Meeting of shareholders (the “Annual Meeting”) with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2016 Proxy Statement that specifically address disclosure requirements of Items 10-14 below are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 regarding the directors of the Company is incorporated herein by reference to the information set forth in the table entitled “Director and Director Nominee Information” in the 2016 Proxy Statement.

Information regarding executive officers of the Company has been included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers.”

Information regarding corporate governance of the Company and other information required by this item is incorporated herein by reference to the information set forth under the captions, “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Committees of the Board of Directors” in the 2016 Proxy Statement.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “2016 Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal Year 2016,” “Outstanding Equity Awards at Fiscal Year-End for 2016,” “Option Exercises and Stock Vested in Fiscal Year 2016,” “2016 Nonqualified Deferred Compensation,” “Pension Benefits for Fiscal Year 2016,” “Potential Payments Upon Termination or Change in Control,” “Directors’ Fees and Attendance,” “2016 Director Compensation,” and “Committees of the Board of Directors” in the 2016 Proxy Statement relating to the Annual Meeting.

Item 12. Security Ownership of Certain Beneficial Owners

and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the information set forth in the tables captioned “Beneficial Ownership of Common Stock” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2016 Proxy Statement relating to the Annual Meeting.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the information set forth under the captions “Related Person Transactions” and “Directors’ Independence” in the 2016 Proxy Statement relating to the Annual Meeting.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the information set forth under the caption “Accountants’ Fees and Expenses” in the 2016 Proxy Statement relating to the Annual Meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this report:

    1.        Financial Statements:

    The consolidated financial statements of the Company and its subsidiaries are listed in the accompanying “Index to Consolidated Financial Statements” on page 43.

    2.        Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts for the Years Ended May 31, 2016, June 2, 2015, and June 3, 2014 (in thousands):

		Charged/	Charged/
	Balance at	(Credited)	(Credited)
	Beginning	to Costs	to other		Balance at
Description	of Period	and Expenses	Accounts	Write-offs	End of Period
Allowance for Doubtful Notes

Fiscal Year Ended May 31, 2016	$–	$106	$–	$–	$106

Fiscal Year Ended June 2, 2015	–	(2)	–	2	–

Fiscal Year Ended June 3, 2014	259	307	–	(566)	–

All other financial statement schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

    3.        Exhibits:

The exhibits filed with or incorporated by reference in this report are listed on the Exhibit Index beginning on page 95.

-93

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.

Date: August 15, 2016

  By: /s/ James J. Buettgen

      James J. Buettgen

      Chairman of the Board, President, and

      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date
/s/ James J. Buettgen James J. Buettgen	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	Date: August 15, 2016

/s/ Sue Briley Sue Briley	Interim Chief Financial Officer (Principal Financial Officer)	Date: August 15, 2016

/s/ Franklin E. Southall, Jr. Franklin E. Southall, Jr.	Vice President, Corporate Controller (Principal Accounting Officer)	Date: August 15, 2016

/s/ Mark W. Addicks Mark W. Addicks	Director	Date: August 15, 2016

/s/ F. Lane Cardwell, Jr. F. Lane Cardwell, Jr.	Director	Date: August 15, 2016

/s/ Kevin T. Clayton Kevin T. Clayton	Director	Date: August 15, 2016

/s/ Donald E. Hess Donald E. Hess	Director	Date: August 15, 2016

/s/ Bernard Lanigan Jr. Bernard Lanigan Jr.	Director	Date: August 15, 2016

/s/ Jeffrey J. O’Neill Jeffrey J. O’Neill	Director	Date: August 15, 2016

/s/ Stephen I. Sadove Stephen I. Sadove	Director	Date: August 15, 2016

RUBY TUESDAY, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

*	Management contract or compensatory plan or arrangement.
+	Filed herewith.

3.1	Articles of Incorporation, as amended, of Ruby Tuesday, Inc. (incorporated by reference from Exhibit 3.1 to Form 8-B filed on March 15, 1996 (File No. 1-12454)).

3.2	Bylaws, as amended and restated, of Ruby Tuesday, Inc. (incorporated by reference from Exhibit 3.1 to Form 8-K filed on October 8, 2009 (File No. 1-12454)).

4.1	Specimen Common Stock Certificate. (incorporated by reference from Exhibit 4.1 to Form 8-B filed on March 15, 1996 (File No. 1-12454)).

10.1

Ruby Tuesday, Inc. Executive Supplemental Pension Plan, amended and restated as of January 1, 2007. (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 5, 2007 (File No. 1-12454)).*

10.2

First Amendment, dated as of April 2, 2008, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan (Amended and Restated as of January 1, 2007) (incorporated by reference from Exhibit 10.6 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 4, 2008 (File No. 1-12454)).*

10.3

Second Amendment, dated as of December 31, 2008, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan (Amended and Restated as of January 1, 2007) (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 2, 2008 (File No. 1-12454)).*

10.4

Third Amendment, dated as of January 6, 2010, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan (Amended and Restated as of January 1, 2007) (incorporated by reference from Exhibit 10.3 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 1, 2009 (File No. 1-12454)).*

10.5

Fourth Amendment, dated as of November 30, 2012, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan (Amended and Restated as of January 1, 2007) (incorporated by reference from Exhibit 10.4 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 4, 2012 (File No. 1-12454)).*

10.6

Fifth Amendment, dated as of December 14, 2015, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan (Amended and Restated as of January 1, 2007) (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 1, 2015 (File No. 1-12454)).*

10.7

Ruby Tuesday, Inc. Deferred Compensation Plan for Directors (Amended and Restated as of April 9, 2014) (incorporated by reference from Exhibit 10.3 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 4, 2014 (File No. 1-12454)).*

10.8

Ruby Tuesday, Inc. Stock Incentive Plan (Amended and Restated April 8, 2015) (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 3, 2015 (File No. 1-12454)).*

10.9

Amendment, dated as of August 27, 2015, to the Ruby Tuesday, Inc. Stock Incentive Plan (Amended and Restated April 8, 2015) (incorporated by reference from Form 8-K filed on August 31, 2015 (File No. 1-12454)).*

10.10

Form of Service-Based Restricted Stock Award (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended September 4, 2012 (File No. 1-12454)).*

10.11

Form of Restricted Stock Award for Directors (incorporated by reference from Exhibit 10.4 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended September 4, 2012 (File No. 1-12454)).*

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

10.16

Form of Service-Based Restricted Stock Unit Award (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the year ended June 2, 2015 (File No. 1-12454)).*

10.17	Form of Performance Restricted Stock Unit Award (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the year ended June 2, 2015 (File No. 1-12454)).*

10.18	Form of Performance Cash Incentive Award (incorporated by reference from Exhibit 10.3 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the year ended June 2, 2015 (File No. 1-12454)).*

10.19

Morrison Restaurants Inc. Deferred Compensation Plan, as restated effective January 1, 1994, together with amended and restated Trust Agreement, dated as of December 1, 1992, to Deferred Compensation Plan (incorporated by reference from Exhibit 10(i) to the Morrison Restaurants Inc. Annual Report on Form 10-K for the fiscal year ended June 5, 1993 (File No. 0-1750)).*

10.20

Morrison Restaurants Inc. Management Retirement Plan together with First Amendment, dated as of June 30, 1994 and Second Amendment, dated as of July 31, 1995 (incorporated by reference from Exhibit 10(n) to the Morrison Restaurants Inc. Annual Report on Form 10-K for the fiscal year ended June 3, 1995 (File No. 1-12454)).*

10.21	Form of Third Amendment to Management Retirement Plan (incorporated by reference from Exhibit 10.32 to Form 8-B filed on March 15, 1996 (File No. 1-12454)).*

10.22

Form of Fourth Amendment to Management Retirement Plan (incorporated by reference from Exhibit 10.14 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 3, 2003 (File No. 1-12454)).*

10.23

Form of Fifth Amendment to Management Retirement Plan (incorporated by reference from Exhibit 10.15 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 3, 2003 (File No. 1-12454)).*

10.24

Sixth Amendment, dated as of April 9, 2001, to the Ruby Tuesday, Inc. Management Retirement Plan (incorporated by reference from Exhibit 10.41 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 5, 2001 (File No. 1-12454)).*

10.25

Seventh Amendment (dated as of October 5, 2004) to the Ruby Tuesday, Inc. Management Retirement Plan (incorporated by reference from Exhibit 99.5 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 (File No. 1-12454)).*

10.26

Morrison Retirement Plan, amended and restated as of October 7, 2009 (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 1, 2009 (File No. 1-12454)).*

10.27

Indenture, dated January 7, 2015, to the Morrison Retirement Plan (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 2, 2014 (File No. 12454)).*

10.28

Executive Group Life and Executive Accidental Death and Dismemberment Plan (incorporated by reference from Exhibit 10(q) to the Morrison Restaurants Inc. Annual Report on Form 10-K for the fiscal year ended June 3, 1989 (File No. 0-1750)).*

10.29

Morrison Restaurants Inc. Executive Life Insurance Plan (incorporated by reference from Exhibit 10(a)(a) to the Morrison Restaurants Inc. Annual Report on Form 10-K for the fiscal year ended June 4, 1994 (File No. 1-12454)).*

10.30

Form of First Amendment to the Morrison Restaurants Inc. Executive Life Insurance Plan (incorporated by reference from Exhibit 10.25 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 3, 2003 (File No. 1-12454)).*

10.31

Second Amendment (dated as of January 1, 2004) to the Ruby Tuesday Inc. Executive Life Insurance Plan (formerly the Morrison Restaurants Inc. Executive Life Insurance Plan) (incorporated by reference from Exhibit 99.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 (File No. 1-12454)).*

10.32

Ruby Tuesday Inc. Executive Life Insurance Premium Plan dated as of January 1, 2004 (incorporated by reference from Exhibit 99.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 (File No. 1-12454)).*

10.33

First Amendment, dated November 30, 2012, to the Ruby Tuesday Inc. Executive Life Insurance Premium Plan (incorporated by reference from Exhibit 10.6 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 4, 2012 (File No. 1-12454)).*

10.34

Ruby Tuesday, Inc. 1996 Stock Incentive Plan, restated as of September 30, 1999 (incorporated by reference from Exhibit 99.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended September 3, 2000 (File No. 1-12454)).*

10.35

First Amendment, dated as of July 10, 2000, to the restated Ruby Tuesday, Inc. 1996 Stock Incentive Plan (incorporated by reference from Exhibit 99.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended September 3, 2000 (File No. 1-12454)).*

10.36

Ruby Tuesday, Inc. Salary Deferral Plan, amended and restated as of October 7, 2009 (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 1, 2009 (File No. 1-12454)).*

10.37

First Amendment, dated as of April 6, 2011, to the Ruby Tuesday, Inc. Salary Deferral Plan (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 1, 2011 (File No. 1-12454)).*

10.38

Indenture, dated January 7, 2015, to the Ruby Tuesday, Inc. Salary Deferral Plan (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 2, 2014 (File No. 12454)).*

10.39

First Amendment, dated as of July 29, 2015, to the Ruby Tuesday, Inc. Salary Deferral Plan (incorporated by reference from Exhibit 10.4 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the year ended June 2, 2015 (File No. 1-12454)).*

10.40

Second Amendment, dated as of March 16, 2016, to the Ruby Tuesday, Inc. Salary Deferral Plan (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 1, 2016 (File No. 1-12454)).*

10.41

Ruby Tuesday, Inc. Deferred Compensation Plan Trust Agreement restated as of June 1, 2001 (incorporated by reference from Exhibit 10.44 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 5, 2001 (File No. 1-12454)).*

10.42

First Amendment, dated as of June 10, 2002, to the Ruby Tuesday, Inc. Deferred Compensation Plan Trust Agreement (incorporated by reference from Exhibit 10.58 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 4, 2002 (File No. 1-12454)).*

10.43

Ruby Tuesday, Inc. Restated Deferred Compensation Plan, dated as of November 26, 2002 (incorporated by reference from Exhibit 99.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 3, 2002 (File No. 1-12454)).*

10.44	Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.1 to Form 8-K filed on January 18, 2005 (File No. 1-12454)).*

10.45

First Amendment, dated as of December 14, 2006, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.6 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 5, 2006 (File No. 1-12454)).*

10.46

Second Amendment, dated as of July 11, 2007, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.40 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 5, 2007 (File No. 1-12454)).*

10.47

Third Amendment, dated as of December 30, 2008, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.3 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 2, 2008 (File No. 1-12454)).*

10.48

Fourth Amendment, dated as of December 31, 2008, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.4 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 2, 2008 (File No. 1-12454)).*

10.49

Fifth Amendment, dated as April 6, 2011, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 1, 2011 (File No. 1-12454)).*

10.50

Sixth Amendment, dated as October 31, 2012, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.5 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 4, 2012 (File No. 1-12454)).*

10.51

Seventh Amendment, dated as July 29, 2015, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.5 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the year ended June 2, 2015 (File No. 1-12454)).*

10.52	Description of Cash Bonus Plan (incorporated by reference to Form 8-K filed on July 14, 2006 (File No. 1-12454)).*

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

10.59

Waiver and Consent in Connection with Revolving Credit Facility (incorporated by reference from Exhibit 10.3 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 3, 2013 (File No. 1-12454)).

10.60

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

10.62

Third Amendment to Revolving Credit Agreement and Waiver, dated as of August 5, 2014, by and among Ruby Tuesday, Inc., the Guarantors, the Lenders party hereto and Bank of America, N.A., as administrative agent for the Lenders (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the year ended June 3, 2014 (File No. 1-12454)).

10.63

Fourth Amendment to Revolving Credit Agreement and Waiver, dated as of June 29, 2015, by and among Ruby Tuesday, Inc., the Guarantors, the Lenders party hereto and Bank of America, N.A. as administrative agent for the Lenders (incorporated by reference from Exhibit 10.1 to Form 8-K filed on July 2, 2015 (File No. 1-12454)).

10.64

Fifth Amendment to Revolving Credit Agreement and Waiver, dated as of October 23, 2015, by and among Ruby Tuesday, Inc., the Guarantors, the Lenders party hereto and Bank of America, N.A. as administrative agent for the Lenders (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 1, 2015 (File No. 1-12454)).

10.65

Sixth Amendment to Revolving Credit Agreement and Waiver, dated as of August 10, 2016, by and among Ruby Tuesday, Inc., the Guarantors, the Lenders party hereto and Bank of America, N.A. as administrative agent for the Lenders).+

10.66

Loan Modification Agreement, dated as of December 2, 2013, by and among Ruby Tuesday, Inc. and the Borrowers and Lenders party hereto (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 3, 2013 (File No. 1-12454)).

10.67

Loan Modification Agreement, dated as of August 3, 2015, by and among Ruby Tuesday, Inc. and the Borrowers and Lenders party hereto (incorporated by reference from Exhibit 10.6 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the year ended June 2, 2015 (File No. 1-12454)).

10.68

Master Amendment to Loan Documents, dated as of May 2, 2014, for the Secured Promissory Notes by and among certain subsidiaries of Ruby Tuesday, Inc. and First Franchise Capital Corporation (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the year ended June 3, 2014 (File No. 1-12454)).

10.69	Purchase Agreement, dated as of May 7, 2012 (incorporated by reference from Exhibit 10.1 to Form 8-K filed on May 9, 2012 (File No. 1-12454)).

10.70

Indenture, dated as of May 14, 2012, by and among Ruby Tuesday, Inc., the Guarantors party hereto, and Wells Fargo, National Association, as Trustee (incorporated by reference from Exhibit 10.1 to Form 8-K filed on May 17, 2012 (File No. 1-12454)).

10.71	Registration Rights Agreement, dated as of May 14, 2012 (incorporated by reference from Exhibit 10.2 to Form 8-K filed on May 17, 2012 (File No. 1-12454)).

10.72	Pledge Agreement, dated as of May 14, 2012 (incorporated by reference from Exhibit 10.4 to Form 8-K filed on May 17, 2012 (File No. 1-12454)).

10.73

Indenture, dated January 9, 2013, to the Ruby Tuesday, Inc. Cafeteria Plan (incorporated by reference from Exhibit 10.3 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 4, 2012 (File No. 1-12454)).*

10.74

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

September 23, 2013 (File No. 1-12454)).*

10.77

Ruby Tuesday, Inc. Executive Compensation Clawback Policy, dated as of July 22, 2015 (incorporated by reference from Exhibit 10.7 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the year ended June 2, 2015 (File No. 1-12454)).*

10.78

Ruby Tuesday, Inc. 2015 Executive Incentive Compensation Plan (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 3, 2015 (File No. 1-12454)).*

10.79

First Amendment, dated as of October 7, 2015, to the Ruby Tuesday, Inc. 2015 Executive Incentive Compensation Plan (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended September 1, 2015 (File No. 1-12454)).*

10.80	Ruby Tuesday, Inc. Executive Severance Plan, effective as of May 1, 2016 (incorporated by reference from Exhibit 99.1 to Form 8-K filed on May 5, 2016 (File No. 1-12454)).*

10.81	Ruby Tuesday, Inc. Change in Control Severance Plan, effective as of May 1, 2016 (incorporated by reference from Exhibit 99.2 to Form 8-K filed on May 5, 2016 (File No. 1-12454)).*

12.1	Statement regarding computation of Consolidated Ratio of Earnings to Fixed Charges.+

21.1	Subsidiaries of Ruby Tuesday, Inc.+

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.+

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

101.INS	XBRL Instance Document.+

101.SCH	XBRL Schema Document.+

101.CAL	XBRL Calculation Linkbase Document.+

101.DEF	XBRL Definition Linkbase Document.+

101.LAB	XBRL Labels Linkbase Document.+

101.PRE	XBRL Presentation Linkbase Document.+