Form 10-Q
period 2016-08-30
RUBY TUESDAY INC
filed 2016-10-07
CIK 68270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: August 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

The number of shares of common stock outstanding as of October 5, 2016, was 60,196,759.

Index
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Thirteen Weeks Ended August 30, 2016 and September 1, 2015	4
	Condensed Consolidated Balance Sheets as of August 30, 2016 and May 31, 2016	5
	Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended August 30, 2016 and September 1, 2015	6
	Notes to Condensed Consolidated Financial Statements	7-24
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25-32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32-33

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	34
	Signatures	35

Special Note Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including one or more of the following:  future financial performance (including our estimates of changes in same-restaurant sales, average unit volumes, operating margins, expenses, and other items), future capital expenditures, the effect of strategic initiatives (including statements relating to our asset rationalization project, cost savings initiatives, and the benefits of our marketing), the opening or closing of restaurants by us or our franchisees, sales of our real estate or purchases of new real estate, future borrowings and repayments of debt, availability of financing on terms attractive to the Company, compliance with financial covenants in our debt instruments, payment of dividends, stock and bond repurchases, restaurant acquisitions and dispositions, and changes in senior management and in the Board of Directors. We caution the reader that a number of important factors and uncertainties could, individually or in the aggregate, cause our actual results to differ materially from those included in the forward-looking statements, including, without limitation, the risks and uncertainties described in the Risk Factors included in Part I, Item A of our Annual Report on Form 10-K for the year ended May 31, 2016 and the following:

●	general economic conditions;
●	changes in promotional, couponing and advertising strategies;
●	changes in our customers’ disposable income;
●	consumer spending trends and habits;
●	increased competition in the restaurant market;
●	laws and regulations, including those affecting labor and employee benefit costs, such as further potential increases in state and federally mandated minimum wages and healthcare reform;
●	changes in senior management or in the Board of Directors;
●	the impact of pending litigation;
●	customers’ acceptance of changes in menu items;
●	changes in the availability and cost of capital;
●	potential limitations imposed by debt covenants under our debt instruments;
●	weather conditions in the regions in which Company-owned and franchised restaurants are operated;
●	costs and availability of food and beverage inventory, including supply and delivery shortages or interruptions;
●	significant fluctuations in energy prices;
●	security breaches of our customers’ or employees’ confidential information or personal data or the failure of our information technology and computer systems;
●	our ability to attract and retain qualified managers, franchisees and team members;
●	impact of adoption of new accounting standards;
●	impact of food-borne illnesses resulting from an outbreak at either one of our restaurant concepts or other competing restaurant concepts; and
●	effects of actual or threatened future terrorist attacks in the United States.

Part I - Financial Information

Item 1.

Ruby Tuesday, Inc. and Subsidiaries

Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations and

Comprehensive Loss

(In thousands, except per-share data)

(Unaudited)

	Thirteen Weeks Ended
	August 30, 2016	September 1, 2015
Revenue:
Restaurant sales and operating revenue	$255,764	$277,907
Franchise revenue	893	1,573
Total revenue	256,657	279,480

Operating costs and expenses:
Cost of goods sold	72,190	76,241
Payroll and related costs	90,607	95,335
Other restaurant operating costs	57,363	62,207
Depreciation and amortization	11,229	12,806
Selling, general, and administrative, net	31,585	29,396
Closures and impairments, net	30,192	2,712
Interest expense, net	4,877	6,000
Total operating costs and expenses	298,043	284,697

Loss before income taxes	(41,386)	(5,217)
Benefit for income taxes	(1,694)	(1,023)

Net loss	$(39,692)	$(4,194)

Other comprehensive income/(loss):
Pension liability reclassification	355	(44)
Total comprehensive loss	$(39,337)	$(4,238)

Loss per share:
Basic	$(0.66)	$(0.07)
Diluted	$(0.66)	$(0.07)

Weighted average shares:
Basic	59,790	61,344
Diluted	59,790	61,344

The accompanying notes are an integral part of the condensed consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per-share data)

(Unaudited)

	August 30, 2016	May 31, 2016
Assets:
Current assets:
Cash and cash equivalents	$68,661	$67,341
Accounts and other receivables	7,108	12,827
Inventories:
Merchandise	11,932	13,799
China, silver and supplies	6,726	7,796
Income tax receivable	4,721	3,003
Prepaid rent and other expenses	10,643	11,508
Assets held for sale	11,849	4,642
Total current assets	121,640	120,916

Property and equipment, net	651,777	671,250
Other assets	44,742	45,751
Total assets	$818,159	$837,917

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$22,033	$22,141
Accrued liabilities:
Taxes, other than income and payroll	11,549	10,769
Payroll and related costs	14,978	14,561
Insurance	5,475	5,109
Rent and other	45,436	18,838
Deferred revenue – gift cards	14,720	16,354
Current maturities of long-term debt, including capital leases	9,781	9,934
Total current liabilities	123,972	97,706

Long-term debt and capital leases, less current maturities	213,728	213,803
Deferred escalating minimum rent	45,787	51,535
Other deferred liabilities	65,393	67,093
Total liabilities	448,880	430,137

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock, $0.01 par value; (authorized: 100,000 shares;
issued and outstanding: 2017 – 60,197 shares, 2016 – 60,137 shares)	602	601
Capital in excess of par value	76,772	75,938
Retained earnings	301,658	341,350
Deferred compensation liability payable in Company stock	496	521
Company stock held by Deferred Compensation Plan	(496)	(521)
Accumulated other comprehensive loss	(9,753)	(10,109)
Total shareholders' equity	369,279	407,780
Total liabilities and shareholders' equity	$818,159	$837,917

The accompanying notes are an integral part of the condensed consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	August 30, 2016	September 1, 2015
Operating activities:
Net loss	$(39,692)	$(4,194)
Adjustments to reconcile net loss to net cash provided/(used) by operating activities:
Depreciation and amortization	11,229	12,806
Deferred income taxes	–	(1,345)
Loss on impairments, including disposition of assets	6,253	2,278
Inventory write-off	2,754	–
Share-based compensation expense	861	(279)
Lease reserve adjustments	17,728	604
Deferred escalating minimum rent	261	557
Other, net	150	1,258
Changes in operating assets and liabilities:
Receivables	1,004	74
Inventories	404	(2,372)
Income taxes	(1,718)	(1,501)
Prepaid and other assets	865	(966)
Accounts payable, accrued and other liabilities	1,508	(9,391)
Net cash provided/(used) by operating activities	1,607	(2,471)

Investing activities:
Purchases of property and equipment	(6,358)	(9,942)
Proceeds from sale of assets	5,257	2,746
Insurance proceeds from property claims	150	–
Reductions in Deferred Compensation Plan assets	312	209
Other, net	860	–
Net cash provided/(used) by investing activities	221	(6,987)

Financing activities:
Principal payments on long-term debt	(475)	(8,901)
Stock repurchases	(26)	(9)
Payments for debt issuance costs	(7)	(25)
Net cash used by financing activities	(508)	(8,935)

Increase/(decrease) in cash and cash equivalents	1,320	(18,393)
Cash and cash equivalents:
Beginning of fiscal year	67,341	75,331
End of quarter	$68,661	$56,938

Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amount capitalized	$314	$1,478
Income taxes, net	$7	$1,759
Significant non-cash investing and financing activities:
Retirement of fully depreciated assets	$7,175	$5,956
Reclassification of properties to assets held for sale	$7,493	$325

The accompanying notes are an integral part of the condensed consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

Description of Business

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we,” and/or “our”), owns and operates Ruby Tuesday® casual dining restaurants. We also franchise the Ruby Tuesday concept in selected domestic and international markets.

As discussed further in Note 7 to the Condensed Consolidated Financial Statements, during the 13 weeks ended August 30, 2016, we closed 99 Company-owned restaurants, 95 of which were closed following a comprehensive review of the Company’s property portfolio due to perceived limited upside due to market concentration, challenged trade areas, and other factors. At August 30, 2016, we owned and operated 547 Ruby Tuesday restaurants concentrated primarily in the Southeast, Northeast, Mid-Atlantic, and Midwest of the United States, which we consider to be our core markets. We also owned and operated one Lime Fresh Mexican Grill® (“Lime Fresh”) fast casual restaurant as of August 30, 2016. As further discussed in Note 4 to the Condensed Consolidated Financial Statements, we entered into an agreement during fiscal year 2016 to sell the assets related to eight Company-owned Lime Fresh restaurants. The one remaining Company-owned Lime Fresh restaurant not closed as of August 30, 2016 is expected to be closed and transferred to the buyer prior to the end of our second quarter of fiscal year 2017.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. In addition, certain reclassifications were made to prior period amounts to conform to the current period presentation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates. Operating results for the 13 weeks ended August 30, 2016 are not necessarily indicative of results that may be expected for the 53-week year ending June 6, 2017. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in RTI’s Annual Report on Form 10-K for the fiscal year ended May 31, 2016.

2. Loss Per Share

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

	Thirteen weeks ended
	August 30, 2016	September 1, 2015
Net loss	$(39,692)	$(4,194)

Weighted average common shares outstanding	59,790	61,344
Dilutive effect of stock options and restricted stock	–	–
Weighted average common and dilutive potential common shares outstanding	59,790	61,344

Basic net loss per share	$(0.66)	$(0.07)
Diluted net loss per share	$(0.66)	$(0.07)

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

	Thirteen weeks ended
	August 30, 2016	September 1, 2015
Stock options	2,393	2,813
Restricted stock / Restricted stock units	758	749
Total	3,151	3,562

3. Franchise Programs

As of August 30, 2016, our franchisees collectively operated 68 domestic and international Ruby Tuesday restaurants. We do not own any equity interest in our franchisees.

Under the terms of the franchise operating agreements, we charge a royalty fee (generally 4.0% of monthly gross sales), a marketing and purchasing fee (generally 1.5% of monthly gross sales), and a national advertising fee (generally 1.5% of monthly gross sales as of August 30, 2016, but up to a maximum of 3.0% under the terms of the franchise operating agreements).

Amounts received from franchisees for the marketing and purchasing fee and national advertising fee are considered by RTI to be reimbursements, recorded on an accrual basis as earned, and have been netted against Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. For the 13 weeks ended August 30, 2016 and September 1, 2015, we recorded $0.2 million and $0.5 million, respectively, in marketing and purchasing fees and national advertising fund fees.

4. Accounts and Other Receivables

Accounts and other receivables consist of the following (in thousands):

	August 30, 2016	May 31, 2016
Amounts due from franchisees	$3,318	$3,013
Third-party gift card sales	925	1,272
Rebates receivable	819	1,001
Receivables from sales of Lime Fresh Mexican Grill assets	140	5,289
Other receivables	1,906	2,252
	$7,108	$12,827

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

As of August 30, 2016 and May 31, 2016, other receivables consisted primarily of amounts due from our distributor, online ordering, sales and other miscellaneous tax refunds, and other receivables.

Sales of Lime Fresh Mexican Grill Assets

On May 31, 2016, we entered into agreements with two separate buyers to sell various Lime Fresh Mexican Grill assets. Pursuant to the terms of an asset purchase agreement with another restaurant company, we agreed to sell our eight remaining Lime Fresh Mexican Grill Company-owned restaurants for $6.0 million. Given that closing requirements were satisfied for only six of the eight restaurants, an amendment was agreed upon which allowed for the payment of $5.0 million upon the transfer of the six restaurants and the holdback of $1.0 million until such time that both of the remaining two restaurants had closed and transferred to the buyer. The six restaurants closed and were transferred on May 31, 2016. While one of the two remaining restaurants was sold and transferred to the buyer on June 14, 2016, the final restaurant is expected to remain open and be operated by Ruby Tuesday until a date in our second quarter of fiscal year 2017.

The $5.3 million of receivables from sales of Lime Fresh assets included in the table above as of May 31, 2016 consists of $5.0 million due from the buyer of our Lime Fresh restaurants, which was collected on the first day of fiscal year 2017, and $0.3 million due from the buyer of the Lime Fresh brand, of which $0.1 million remains outstanding. Given that the closing requirements were not satisfied on the two remaining restaurants as of August 30, 2016, we did not reflect those restaurants as having been sold during the 13 weeks ended August 30, 2016, nor we did accrue as a receivable the $1.0 million holdback.

5. Property, Equipment, and Assets Held for Sale

Property and equipment, net, is comprised of the following (in thousands):

	August 30, 2016	May 31, 2016
Land	$182,829	$209,930
Buildings	381,496	398,984
Improvements	294,500	303,032
Restaurant equipment	216,542	222,646
Other equipment	80,026	82,204
Surplus properties*	37,302	4,354
Construction in progress and other	2,239	3,325
	1,194,934	1,224,475
Less accumulated depreciation	543,157	553,225
Property and equipment, net	$651,777	$671,250

* Surplus properties represent assets held for sale that are not classified as such in the Consolidated Balance Sheets as we have yet to conclude that we can sell these assets within the next 12 months. These assets primarily consist of parcels of land upon which we have no intention to build restaurants, closed properties which include a building, and liquor licenses not needed for operations.

Included within the current assets section of our Condensed Consolidated Balance Sheets at August 30, 2016 and May 31, 2016 are amounts classified as assets held for sale totaling $11.8 million and $4.6 million, respectively. Assets held for sale primarily consist of parcels of land upon which we have no intention to build restaurants, land and buildings of closed restaurants, and various liquor licenses. During the 13 weeks ended August 30, 2016 and September 1, 2015, we sold surplus properties with carrying values that were negligible and $2.1 million, respectively, at net gains of $0.1 million and $0.6 million, respectively. Cash proceeds, net of broker fees, from these sales totaled $0.1 million and $2.7 million for the 13 weeks ended August 30, 2016 and September 1, 2015, respectively.

6. Long-Term Debt and Capital Leases

Long-term debt and capital lease obligations consist of the following (in thousands):

	August 30, 2016	May 31, 2016
Senior unsecured notes	$212,546	$212,546
Unamortized discount	(1,675)	(1,771)
Unamortized debt issuance costs	(2,832)	(2,995)
Senior unsecured notes less unamortized discount and
debt issuance costs	208,039	207,780
Revolving credit facility	–	–
Mortgage loan obligations	15,258	15,745
Unamortized premium - mortgage loan obligations	47	75
Unamortized debt issuance costs - mortgage loan obligations	(58)	(74)
Capital lease obligations	223	211
Total long-term debt and capital leases	223,509	223,737
Less current maturities	9,781	9,934
Long-term debt and capital leases, less current maturities	$213,728	$213,803

On May 14, 2012, we entered into an indenture (the “Indenture”) among Ruby Tuesday, Inc., certain subsidiaries of the Company as guarantors and Wells Fargo Bank, National Association as trustee, governing the Company’s $250.0 million aggregate principal amount of 7.625% senior notes due 2020 (the “Senior Notes”). The Senior Notes were issued at a discount of $3.7 million, which is being amortized to interest expense, net using the effective interest method over the eight-year term of the notes.

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

Interest on the Senior Notes is calculated at 7.625% per annum, payable semiannually on each May 15 and November 15 to holders of record on the May 1 or November 1 immediately preceding the interest payment date. Accrued interest on the Senior Notes and our other long-term debt and capital lease obligations was $5.0 million and $1.0 million as of August 30, 2016 and May 31, 2016, respectively, and is included in Accrued liabilities – Rent and other in our Condensed Consolidated Balance Sheets.

We may redeem the Senior Notes, in whole or in part, at the redemption prices specified in the Indenture plus accrued and unpaid interest. There is no sinking fund for the Senior Notes, which mature on May 15, 2020.

The Indenture contains covenants that limit, among other things, our ability and the ability of certain of our subsidiaries to (i) incur or guarantee additional indebtedness; (ii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iii) make certain investments; (iv) create liens or use assets as security in other transactions; (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all of their assets; (vi) enter into transactions with affiliates; and (vii) sell or transfer certain assets. The Indenture also restricts the declaration and payment of a dividend or other distribution on, and/or repurchase by RTI in respect of, our outstanding common stock. These covenants are subject to a number of important exceptions and qualifications, as described in the Indenture, and certain covenants will not apply at any time when the Senior Notes are rated investment grade by the Rating Agencies, as defined in the Indenture. The Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding Senior Notes to be due and payable immediately.

On December 3, 2013, we entered into a four-year revolving credit agreement (the “Senior Credit Facility”) under which we may borrow up to $50.0 million with the option, subject to certain conditions, to increase the facility by up to $35.0 million. The terms of the Senior Credit Facility provide for a $25.0 million sublimit for the issuance of standby letters of credit.

Under the terms of the Senior Credit Facility, interest rates charged on borrowings can vary depending on the interest rate option we choose to utilize. Our options for the rate are a Base Rate or LIBOR plus an applicable margin, provided that the rate shall not be less than zero. The Base Rate is defined as the highest of the issuing bank’s prime rate, the Federal Funds rate plus 0.50%, or the Adjusted LIBO rate (as defined in the Senior Credit Facility) plus 1.0%. The applicable margin for the LIBOR-based option is a percentage ranging from 2.50% to 3.50% and for the Base Rate option is a percentage ranging from 1.50% to 2.50%. We pay commitment fees quarterly ranging from 0.40% to 0.75% on the unused portion of the Senior Credit Facility.

As security for the Senior Credit Facility, we granted the lenders liens and security interests in substantially all of the shares of capital stock of the Company and each of our present and future subsidiaries, substantially all of the personal property of the Company and each of our present and future subsidiaries, and the real property, improvements, and fixtures of 49 Ruby Tuesday restaurants. The real property, improvements, and fixtures of the 49 restaurants pledged as collateral appraised at $101.4 million at the time of the transaction and have an August 30, 2016 net book value of $77.8 million.

We had no borrowings outstanding under the Senior Credit Facility at August 30, 2016. After consideration of letters of credit outstanding, we had $38.5 million available under the Senior Credit Facility as of August 30, 2016.

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

Under the terms of the Senior Credit Facility we are allowed, under certain circumstances, to repurchase up to $20.0 million of the Senior Notes in any fiscal year. We did not repurchase any Senior Notes during the 13 weeks ended August 30, 2016.

Under the Senior Credit Facility, we are required to comply with financial covenants relating to the maintenance of a maximum leverage ratio and a minimum fixed charge coverage ratio. The terms of the Senior Credit Facility require us to maintain a maximum leverage ratio of no more than 4.40 to 1.0 and a minimum fixed charge coverage ratio of 1.60 to 1.0 for the quarter ended August 30, 2016. For the remainder of fiscal year 2017, the Senior Credit Facility requires us to maintain a maximum leverage ratio of 4.30 to 1.0 for our second and third fiscal quarters and 4.25 to 1.0 for our fourth fiscal quarter, and requires us to maintain a minimum fixed charge coverage ratio of 1.65 to 1.0 for our second and third fiscal quarters and 1.70 to 1.0 for our fourth fiscal quarter.

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

We were in compliance with our maximum leverage ratio and our minimum fixed charge coverage ratio as of August 30, 2016.

Our $15.2 million in mortgage loan obligations as of August 30, 2016 consists of various loans acquired upon franchise acquisitions. These loans, which mature between January 2017 and October 2021, have balances which range from $0.6 million to $6.8 million and interest rates of 7.60% to 10.17%. Included in our current maturities of long-term debt as of August 30, 2016 is $9.4 million related to two mortgage loan obligations that have balloon payments due during the third quarter of fiscal year 2017. Many of the properties acquired from franchisees collateralize the loans outstanding.

7. Closures and Impairments Expense

Closures and impairments, net include the following (in thousands):

	Thirteen weeks ended
	August 30, 2016	September 1, 2015
Property impairments	$6,580	$2,577
Closed restaurant lease reserves	17,728	604
Inventory write-off	2,754	–
Severance benefits	1,760	18
Other closing expense	1,427	103
Gain on sale of surplus properties	(57)	(590)
Closures and impairments, net	$30,192	$2,712

During the 13 weeks ended August 30, 2016, we closed 99 Company-owned restaurants, 95 of which were closed in connection with an asset rationalization plan announced on August 11, 2016. The plan was formulated in response to a comprehensive review of our property portfolio through the planned closure of restaurants with perceived limited upside due to market concentration, challenged trade areas, or other factors. Included within Closures and impairments, net for the 13 weeks ended August 30, 2016 are closed restaurant lease reserves, inventory write-off, severance benefits, and other closing expense of $24.7 million related to these closures.

A rollforward of our future lease obligations associated with closed restaurants is as follows (in thousands):

Reserve for Lease Obligations
Balance at May 31, 2016	$6,270
Closing expense including rent and other lease charges	17,728
Payments	(1,393)
Adjustments to deferred escalating minimum rent	9,283
Balance at August 30, 2016	$31,888

The amounts comprising future lease obligations in the table above are estimated using certain assumptions, including the period of time it will take to settle the lease with the landlord or find a suitable sublease tenant, and the amount of actual future cash payments could differ from our recorded lease obligations. Of the total future lease obligations included in the table above, $27.9 million is included within Accrued liabilities – Rent and other, $3.5 million is included within Deferred escalating minimum rent, and $0.5 million is included within Other deferred liabilities in our Condensed Consolidated Balance Sheet as of August 30, 2016. For the remainder of fiscal year 2017 and beyond, our focus will be on obtaining settlements, or subleases as necessary, on as many of these leases as possible and these settlements could be higher or lower than the amounts recorded. The actual amount of any cash payments made by the

Company for lease contract termination costs will be dependent upon ongoing negotiations with the landlords of the leased restaurant properties.

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

Minimum funding for the Retirement Plan is determined in accordance with the guidelines set forth in employee benefit and tax laws. From time to time we may contribute additional amounts as we deem appropriate. We estimate that we will be required to make contributions totaling $0.1 million to the Retirement Plan during the remainder of fiscal year 2017.

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

Included in our Condensed Consolidated Balance Sheets as of August 30, 2016 and May 31, 2016 are amounts within Accrued liabilities: Payroll and related costs of $2.5 million as of both dates and amounts within Other deferred liabilities of $34.7 million and $35.7 million, respectively, relating to our three defined benefit pension plans.

Postretirement Medical and Life Benefits
Our Postretirement Medical and Life Benefits plans provide medical benefits to substantially all retired employees and life insurance benefits to certain retirees. The medical plan requires retiree cost sharing provisions that are more substantial for employees who retire after January 1, 1990.

Included in our Condensed Consolidated Balance Sheets as of August 30, 2016 and May 31, 2016 are amounts within Accrued liabilities: Payroll and related costs of $0.1 million as of both dates and amounts within Other deferred liabilities of $1.0 million as of both dates relating to our postretirement medical and life benefits.

The following tables detail the components of net periodic benefit cost for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the "Pension Plans") and the Postretirement Medical and Life Benefits plans, which is recorded as a component of Selling, general, and administrative expense, net in our Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	Pension Plans
	Thirteen weeks ended
	August 30, 2016	September 1, 2015
Service cost	$6	$230
Interest cost	420	599
Expected return on plan assets	(91)	(103)
Recognized actuarial loss	338	628
Net periodic benefit cost	$673	$1,354

	Postretirement Medical and Life Benefits
	Thirteen weeks ended
	August 30, 2016	September 1, 2015
Service cost	$1	$1
Interest cost	9	12
Recognized actuarial loss	17	32
Net periodic benefit cost	$27	$45

During the 13 weeks ended August 30, 2016 and September 1, 2015, we reclassified recognized actuarial losses of $0.4 million and $0.7 million, respectively, out of accumulated other comprehensive loss and into pension expense, which is included in Selling, general and administrative, net within our Condensed Consolidated Statements of Operations and Comprehensive Loss.

We also sponsor two defined contribution retirement savings plans. Information regarding these plans is included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2016.

Restaurant Closures and Corporate Restructuring

We closed 99 Company-owned restaurants during the 13 weeks ended August 30, 2016, 95 of which were closed in connection with an asset rationalization plan as previously discussed in Note 7 to the Condensed Consolidated Financial Statements.

As of both August 30, 2016 and May 31, 2016, liabilities of $0.3 million, representing unpaid obligations related to employee severance and vacation accruals, were included within Accrued liabilities: Payroll and related costs in our Consolidated Balance Sheet. Costs of $1.7 million and $0.3 million reflected in the table below related to employee severance and unused vacation accruals are included within Closures and impairments, net and Selling, general, and administrative, net, respectively, in our Consolidated Statements of Operations and Comprehensive Loss. A roll forward of our obligations in connection with employee separations is as follows (in thousands):

Balance at May 31, 2016	$317
Employee severance and unused vacation accruals	2,020
Cash payments	(2,068)
Balance at August 30, 2016	$269

As further discussed in Note 14 to the Condensed Consolidated Financial Statements, on September 13, 2016, James J. Buettgen resigned as the Chairman of the Board of Directors, President, and Chief Executive Officer of the Company.

9. Income Taxes

Under Accounting Standards Codification 740 (“ASC 740”), companies are required to apply their estimated annual tax rate on a year-to-date basis in each interim period. Under ASC 740, companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable. In this situation, the interim tax rate should be based on the actual year-to-date results. Due to changes in our projections, which have fluctuated as we work through our brand repositioning, a reliable projection of our annual effective rate has been difficult to determine. As such, we recorded a tax provision for the 13 weeks ended August 30, 2016 and September 1, 2015 based on the actual year-to-date results, in accordance with ASC 740.

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

In accordance with the applicable accounting standards, we are unable to use future income projections to support the realization of our deferred tax assets as a consequence of the above conclusion.   Instead, in determining the appropriate amount of the valuation allowance, we considered the timing of future reversal of our taxable temporary differences and available tax strategies that, if implemented, would result in the realization of deferred tax assets. Our valuation allowance for deferred tax assets totaled $106.2 million and $89.9 million as of August 30, 2016 and May 31, 2016, respectively.

We recorded a tax benefit of $1.7 million and $1.0 million for the 13 weeks ended August 30, 2016 and September 1, 2015, respectively. Netted against our tax benefit was a charge of $16.3 million representing the amount reserved for the increase in deferred tax assets during the quarter which primarily related to general business credit carryforwards and federal and state net operating loss carryforwards.

We had a gross liability for unrecognized tax benefits, exclusive of accrued interest and penalties, of $4.6 million and $4.5 million, respectively, as of August 30, 2016 and May 31, 2016, of which $3.7 million was reclassified against our deferred tax assets as of both dates. As of August 30, 2016 and May 31, 2016, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate was $2.4 million and $2.3 million, respectively. The liability for unrecognized tax benefits as of August 30, 2016 includes $0.4 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations and negotiations with tax authorities.

Interest and penalties related to unrecognized tax benefits are recognized as components of income tax expense. As of both August 30, 2016 and May 31, 2016, we had accrued $0.4 million for the payment of interest and penalties. During the first quarter of fiscal year 2017, accrued interest and penalties increased by an insignificant amount.

At August 30, 2016, we are no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2012, and with few exceptions, we are no longer subject to state and local examinations by tax authorities prior to fiscal year 2013.

10. Share-Based Employee Compensation

Preferred Stock

RTI is authorized, under its Certificate of Incorporation, to issue up to 250,000 shares of preferred stock with a par value of $0.01. These shares may be issued from time to time in one or more series. Each series will have dividend rates, rights of conversion and redemption, liquidation prices, and other terms or conditions as determined by the Board of Directors. No preferred shares have been issued as of August 30, 2016 and May 31, 2016.

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

At August 30, 2016, we had reserved a total of 6,726,000 shares of common stock for the SIP and 1996 SIP. Of the reserved shares at August 30, 2016, 2,282,000 were subject to stock options outstanding. Stock option exercises are settled with the issuance of new shares. Net shares of common stock available for issuance at August 30, 2016 were 4,444,000.

Stock Options

The following table summarizes our stock option activity under these stock option plans for the 13 weeks ended August 30, 2016 (Stock Options and Aggregate Intrinsic Value are in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Service-based vesting:
Outstanding at May 31, 2016	2,066	$7.89
Granted	809	3.82
Cancellations and forfeitures	(3)	6.40
Expired	(87)	6.64
Outstanding at August 30, 2016	2,785	$6.75	4.07	$–
Exercisable at August 30, 2016	1,806	$8.14	2.72	$–

At May 31, 2016, there was approximately $1.1 million of unrecognized pre-tax compensation expense related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 1.9 years.

During the 13 weeks ended August 30, 2016, we granted 809,000 service-based stock options to certain employees under the terms of the SIP. The stock options awarded vest in equal annual installments over a three-year period following grant of the award, and have a maximum life of seven years.

Restricted Stock and Restricted Stock Units (“RSU”)

The following table summarizes our restricted stock and RSU activity for the 13 weeks ended August 30, 2016 (in thousands, except per-share data):

	Shares	Weighted Average Fair Value
Service-Based Vesting:
Unvested at May 31, 2016	564	$6.29
Granted	292	3.82
Vested	(102)	6.67
Cancellations and forfeitures	(16)	6.47
Unvested at August 30, 2016	738	$5.25

Performance-Based Vesting:
Unvested at May 31, 2016	225	$6.51
Cancellations and forfeitures	(5)	6.51
Unvested at August 30, 2016	220	$6.51

The fair value of restricted stock and RSU awards is based on the closing price of our common stock on the date prior to the grant date. At August 30, 2016, unrecognized compensation expense related to restricted stock and RSU grants expected to vest totaled $2.5 million and will be recognized over a weighted average vesting period of 1.6 years.

During the 13 weeks ended August 30, 2016, we granted 286,000 service-based RSUs to certain employees under the terms of the SIP and 1996 SIP. The service-based RSUs will vest in three equal installments over a three-year period following the date of grant.

Also during the 13 weeks ended August 30, 2016, we granted 571,000 performance-based stock units that will settle in cash and vest approximately three years after the grant date. Vesting of the performance-based stock units is contingent upon the Company’s achievement of a same-restaurant sales performance condition related to the next three fiscal years. Included in our Condensed Consolidated Balance Sheets as of August 30, 2016 and May 31, 2016 are amounts within Other deferred liabilities of $0.4 million and $0.2 million, respectively, relating to all of our long-term incentive awards that will settle in cash.

Included within Selling, general, and administrative, net in our Consolidated Statements of Operations and Comprehensive Loss is share-based compensation expense of $0.9 million for the 13 weeks ended August 30, 2016 and net credit of $0.3 million for the 13 weeks ended September 1, 2015 as a result of forfeitures.

11. Commitments and Contingencies

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

12. Fair Value Measurements

The following table presents the fair values of our financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall (in thousands):

	Level	August 30, 2016	May 31, 2016
Deferred compensation plan – Assets	1	$6,743	$6,660
Deferred compensation plan – Liabilities	1	(6,743)	(6,660)

There were no transfers among levels within the fair value hierarchy during the 13 weeks ended August 30, 2016.

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

The following table presents the fair values on our Condensed Consolidated Balance Sheets as of August 30, 2016 for those assets and liabilities measured on a non-recurring basis (in thousands):

	Fair Value Measurements
	Level	August 30, 2016
Long-lived assets held for use	2	$1,195
Long-lived assets held for sale	2	695
Total		$1,890

The following table presents the losses recognized during the 13 weeks ended August 30, 2016 and September 1, 2015 resulting from fair value measurements of assets and liabilities measured on a non-recurring basis. The amounts presented are included in Closures and impairments, net in our Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	Thirteen weeks ended
	August 30, 2016	September 1, 2015
Long-lived assets held for use	$4,266	$2,485
Long-lived assets held for sale	2,314	92
Property impairments	$6,580	$2,577

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

The fair values of our long-lived assets held for use are primarily based on broker estimates of the value of the land, building, leasehold improvements, and other residual assets (Level 2).

Our financial instruments at August 30, 2016 and May 31, 2016 consisted of cash and cash equivalents, accounts receivable and payable, and long-term debt. The fair values of cash and cash equivalents and accounts receivable and payable approximated their carrying values because of the short-term nature of these instruments. The carrying amounts and fair values of our long-term debt, which are not measured on a recurring basis using fair value, are as follows (in thousands):

	August 30, 2016		May 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (Level 2)	$223,286	$218,762	$223,526	$223,212

We estimated the fair value of debt using market quotes and calculations based on market rates.

13. Supplemental Condensed Consolidating Financial Statements

As discussed in Note 6 to the Condensed Consolidated Financial Statements, the Senior Notes are a liability of Ruby Tuesday, Inc. (the “Parent”) and are guaranteed on a senior unsecured basis by our existing and future domestic restricted subsidiaries, subject to certain exceptions (the “Guarantors”). Each of the Guarantors is wholly-owned by Ruby Tuesday, Inc. None of the few remaining subsidiaries of Ruby Tuesday, Inc., which were primarily created to hold liquor license assets, guarantee the Senior Notes (the “Non-Guarantors”). Our Non-Guarantor subsidiaries are immaterial and are aggregated within the Parent information disclosed below.

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

 Condensed Consolidating Balance Sheet

As of August 30, 2016

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$68,515	$146	$–	$68,661
Accounts and other receivables	2,625	4,483	–	7,108
Inventories	13,653	5,005	–	18,658
Income tax receivable	170,031	–	(165,310)	4,721
Other current assets	12,652	9,840	–	22,492
Total current assets	267,476	19,474	(165,310)	121,640

Property and equipment, net	491,229	160,548	–	651,777
Investment in subsidiaries	82,482	–	(82,482)	–
Due from/(to) subsidiaries	81,389	216,770	(298,159)	–
Other assets	39,993	4,749	–	44,742
Total assets	$962,569	$401,541	$(545,951)	$818,159

Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable	$18,065	$3,968	$–	$22,033
Accrued and other current liabilities	52,324	39,834	–	92,158

Current maturities of long-term debt,
including capital leases	(1,088)	10,869	–	9,781
Income tax payable	–	165,310	(165,310)	–
Total current liabilities	69,301	219,981	(165,310)	123,972

Long-term debt and capital leases,
less current maturities	209,350	4,378	–	213,728
Due to/(from) subsidiaries	216,770	81,389	(298,159)	–
Other deferred liabilities	97,869	13,311	–	111,180
Total liabilities	593,290	319,059	(463,469)	448,880

Shareholders’ equity:
Common stock	602	–	–	602
Capital in excess of par value	76,772	–	–	76,772
Retained earnings	301,658	82,482	(82,482)	301,658
Accumulated other comprehensive loss	(9,753)	–	–	(9,753)
Total shareholders’ equity	369,279	82,482	(82,482)	369,279

Total liabilities & shareholders’ equity	$962,569	$401,541	$(545,951)	$818,159

Condensed Consolidating Balance Sheet

As of May 31, 2016

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$67,208	$133	$–	$67,341
Accounts and other receivables	8,102	4,725	–	12,827
Inventories	15,401	6,194	–	21,595
Income tax receivable	167,065	–	(164,062)	3,003
Other current assets	11,282	4,868	–	16,150
Total current assets	269,058	15,920	(164,062)	120,916

Property and equipment, net	501,482	169,768	–	671,250
Investment in subsidiaries	98,929	–	(98,929)	–
Due from/(to) subsidiaries	76,208	213,816	(290,024)	–
Other assets	40,626	5,125	–	45,751
Total assets	$986,303	$404,629	$(553,015)	$837,917

Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable	$17,405	$4,736	$–	$22,141
Accrued and other current liabilities	35,674	29,957	–	65,631
Current maturities of long-term debt,
including capital leases	(1,067)	11,001	–	9,934
Income tax payable	–	164,062	(164,062)	–
Total current liabilities	52,012	209,756	(164,062)	97,706

Long-term debt and capital leases,
less current maturities	209,058	4,745	–	213,803
Due to/(from) subsidiaries	213,816	76,208	(290,024)	–
Other deferred liabilities	103,637	14,991	–	118,628
Total liabilities	578,523	305,700	(454,086)	430,137

Shareholders’ equity:
Common stock	601	–	–	601
Capital in excess of par value	75,938	–	–	75,938
Retained earnings	341,350	98,929	(98,929)	341,350
Accumulated other comprehensive loss	(10,109)	–	–	(10,109)
Total shareholders’ equity	407,780	98,929	(98,929)	407,780

Total liabilities & shareholders’ equity	$986,303	$404,629	$(553,015)	$837,917

Condensed Consolidating Statement of Operations and

Comprehensive Loss

For the Thirteen Weeks Ended August 30, 2016

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$185,088	$70,676	$–	$255,764
Franchise revenue	10	883	–	893
Total revenue	185,098	71,559	–	256,657

Operating costs and expenses:
Cost of goods sold	52,182	20,008	–	72,190
Payroll and related costs	63,575	27,032	–	90,607
Other restaurant operating costs	40,976	16,387	–	57,363
Depreciation and amortization	8,088	3,141	–	11,229
Selling, general, and administrative	19,386	12,199	–	31,585
Intercompany selling, general, and
administrative allocations	10,363	(10,363)	–	–
Closures and impairments, net	16,584	13,608	–	30,192
Equity in losses of subsidiaries	9,032	–	(9,032)	–
Interest expense, net	4,582	295	–	4,877
Intercompany interest expense/(income)	2,953	(2,953)	–	–
Total operating costs and expenses	227,721	79,354	(9,032)	298,043

Loss before income taxes	(42,623)	(7,795)	9,032	(41,386)
(Benefit)/provision for income taxes	(2,931)	1,237	–	(1,694)

Net loss	$(39,692)	$(9,032)	$9,032	$(39,692)

Other comprehensive income:
Pension liability reclassification	355	–	–	355
Total comprehensive loss	$(39,337)	$(9,032)	$9,032	$(39,337)

Condensed Consolidating Statement of Operations and

Comprehensive Loss

For the Thirteen Weeks Ended September 1, 2015

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$201,416	$76,491	$–	$277,907
Franchise revenue	15	1,558	–	1,573
Total revenue	201,431	78,049	–	279,480

Operating costs and expenses:
Cost of goods sold	55,228	21,013	–	76,241
Payroll and related costs	67,341	27,994	–	95,335
Other restaurant operating costs	45,202	17,005	–	62,207
Depreciation and amortization	9,127	3,679	–	12,806
Selling, general, and administrative	20,589	8,807	–	29,396
Intercompany selling, general, and
administrative allocations	11,126	(11,126)	–	–
Closures and impairments, net	2,589	123	–	2,712
Equity in earnings of subsidiaries	(11,966)	–	11,966	–
Interest expense, net	4,598	1,402	–	6,000
Intercompany interest expense/(income)	2,975	(2,975)	–	–
Total operating costs and expenses	206,809	65,922	11,966	284,697

(Loss)/income before income taxes	(5,378)	12,127	(11,966)	(5,217)
(Benefit)/provision for income taxes	(1,184)	161	–	(1,023)
Net (loss)/income	$(4,194)	$11,966	$(11,966)	$(4,194)

Other comprehensive loss:
Pension liability reclassification, net of tax	(44)	–	–	(44)
Total comprehensive (loss)/income	$(4,238)	$11,966	$(11,966)	$(4,238)

Condensed Consolidating Statement of Cash Flows

For the Thirteen Weeks Ended August 30, 2016

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$4,204	$9,280	$(11,877)	$1,607

Investing activities:
Purchases of property and equipment	(4,992)	(1,366)	–	(6,358)
Proceeds from disposal of assets	5,257	–	–	5,257
Other, net	1,322	–	–	1,322
Net cash provided/(used) by investing activities	1,587	(1,366)	–	221

Financing activities:
Principal payments on long-term debt	11	(486)	–	(475)
Stock repurchases	(26)	–	–	(26)
Payments for debt issuance costs	(7)	–	–	(7)
Intercompany dividend	–	(7,415)	7,415	–
Other intercompany transactions	(4,462)	–	4,462	–
Net cash used by financing activities	(4,484)	(7,901)	11,877	(508)

Increase in cash and cash equivalents	1,307	13	–	1,320
Cash and cash equivalents:
Beginning of fiscal year	67,208	133	–	67,341
End of quarter	$68,515	$146	$–	$68,661

Consolidating Statement of Cash Flows

For the Thirteen Weeks Ended September 1, 2015

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Net cash (used)/provided by operating activities	$(6,213)	$22,659	$(18,917)	$(2,471)

Investing activities:
Purchases of property and equipment	(7,138)	(2,804)	–	(9,942)
Proceeds from disposal of assets	2,746	–	–	2,746
Other, net	209	–	–	209
Net cash used by investing activities	(4,183)	(2,804)	–	(6,987)

Financing activities:
Principal payments on long-term debt	11	(8,912)	–	(8,901)
Stock repurchases	(9)	–	–	(9)
Payments for debt issuance costs	(25)	–	–	(25)
Intercompany dividend	–	(10,946)	10,946	–
Other intercompany transactions	(7,971)	–	7,971	–
Net cash used by financing activities	(7,994)	(19,858)	18,917	(8,935)

Decrease in cash and cash equivalents	(18,390)	(3)	–	(18,393)
Cash and cash equivalents:
Beginning of fiscal year	75,034	297	–	75,331
End of quarter	$56,644	$294	$–	$56,938

14. Recently Issued Accounting Pronouncements

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures in certain circumstances. The guidance is effective for annual periods ending after December 15, 2016, and for interim periods within annual periods beginning thereafter (our fiscal year 2017). We do not believe the adoption of this guidance will have an impact on our Condensed Consolidated Financial Statements.

In May 2014, the FASB and International Accounting Standards Board jointly issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 will replace almost all existing revenue recognition guidance, including industry specific guidance, upon its effective date. The standard’s core principle is for a company to recognize revenue when it transfers goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled. A company may also need to use more judgment and make more estimates when recognizing revenue, which could result in additional disclosures. ASU 2014-09 also provides guidance for transactions that were not addressed comprehensively in previous guidance, such as the recognition of breakage income from the sale of gift cards. The standard permits the use of either the retrospective or cumulative effect transition method. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (our fiscal year 2019). Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We do not expect the adoption of this guidance to impact our recognition of Company-owned restaurants sales and operating revenue or our recognition of continuing fees from franchisees, which are based on a percentage of franchise sales. We have not yet selected a transition method and are continuing to evaluate the impact of this guidance on our less significant revenue transactions, such as initial franchise license fees.

15. Subsequent Events

On September 13, 2016, James J. Buettgen resigned as Chairman of the Board of Directors, President, and Chief Executive Officer of the Company. On the same date, F. Lane Cardwell, Jr., a member of the Company’s Board of Directors since October 2012 and an executive with approximately 38 years of leadership experience in the restaurant industry, was appointed Interim President and Chief Executive Officer, Stephen I. Sadove, the Company’s then Lead Director, was appointed Chairman of the Board and Sue Briley was appointed Chief Financial Officer. Ms. Briley had been serving as Interim Chief Financial Officer since June 2016.

On September 22, 2016, we announced that we had entered into an agreement to sell for $2.8 million one of two office buildings comprising our Restaurant Support Center in Maryville, Tennessee. The building being sold had an August 30, 2016 net book value of $6.0 million. We also announced that we will consolidate our two Tennessee Restaurant Support Center office buildings into the one remaining building by January 2017.

As previously mentioned in Note 7 to the Condensed Consolidated Financial Statements, we had a liability for future lease obligations of $31.9 million as of August 30, 2016.  Since then and through the date of this filing, we settled seven of these leases for $3.1 million, which approximated the amount of our accrual for those leases at August 30, 2016.

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

Introduction

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”), owns and operates Ruby Tuesday® casual dining restaurants. We also franchise the Ruby Tuesday concept in select domestic and international markets. As of August 30, 2016, we owned and operated 547, and franchised 68, Ruby Tuesday restaurants. Ruby Tuesday restaurants can be found in 42 states, 14 foreign countries, and Guam.

On August 11, 2016, following a comprehensive review of the Company’s property portfolio and in conjunction with the launch of a Fresh Start initiative as discussed below, we announced a plan to close 95 Company-owned restaurants with perceived limited upside due to market concentration, challenged trade areas, and other factors. The plan was designed to streamline the organization through asset rationalization, improve financial profitability, and ultimately create long-term value for shareholders. All of the identified restaurants were closed prior to August 30, 2016.

In an effort to focus on our core Ruby Tuesday concept, during the second quarter of fiscal year 2016 we entered into an agreement to sell our eight remaining Company-owned Lime Fresh Mexican Grill® (“Lime Fresh”) restaurants, six of which we closed and transferred to the buyer during fiscal year 2016. During the first quarter of fiscal year 2017, we completed the closure and transfer of one of the two remaining Lime Fresh restaurants.

Overview and Strategies

The bar and grill segment of the casual dining industry in which we primarily operate is intensely competitive with respect to prices, services, convenience, locations, employees, advertising and promotion, and the types and quality of food. We compete with other food service operations, including locally-owned restaurants, and other national and regional restaurant chains that offer similar types of services and products as we do. We continue to believe there are opportunities to grow our same-restaurant sales, strengthen our competitive position, enhance our profitability, and create value through the execution of the following strategies:

Enhancing Our Business Model

Over the past few fiscal years, we have developed strategies to reduce our overall cost structure in the areas of cost of goods sold, payroll and related costs, and selling, general, and administrative expenses. In April 2014, we implemented a new labor management system to facilitate more efficient staffing that we expect will precipitate lower labor costs. We have also implemented enhanced business processes and capabilities, such as an inventory/food waste management system that we expect should benefit our business model by reducing food waste and manager time on inventory management leading to a better customer experience and improved profitability.

Launch of Fresh Start Initiative

In August 2016, we announced the launch of our Fresh Start initiative which is intended to streamline our organization, improve financial profitability and ultimately create long-term value for our shareholders. The Fresh Start initiative was developed to drive more significant topline growth and profitability over time by re-engaging with more women and young families, which we believe represents the largest opportunity for incremental sales growth. The key components of the Fresh Start initiative will be rolled out in phases across multiple markets and include:

●

The Asset Rationalization Plan which involved a comprehensive unit-level review and analysis of the sales, cash flows and other key performance metrics of our corporate-owned restaurant properties, as well as site location, market positioning and lease status. Based upon our findings, we concluded that it was in the Company's and our shareholders' best interest to close 95 underperforming restaurants. These 95 restaurants, along with four restaurants closed prior to the announcement of the plan, were closed during the first quarter of fiscal year 2017.

●

A Fresh New Menu which is intended to provide culinary innovation and value to our guests while simplifying recipes and procedures for our kitchen. As consumer preference continues to migrate toward healthier food options, we are seeking to make meaningful improvements in our core menu that will incorporate hand-crafted American favorites but will contain more lean proteins and fresh vegetables.

●

A Fresh New Garden Bar which we are restaging and optimizing to offer over 50 items in order to provide the most desirable offering in a cost effective way. The Garden Bar is a key brand differentiator that sets us apart from our competition and is the most important item on our menu. Approximately half our guests utilize the Garden Bar when they dine with us, either as an add-on or as a main course.

●

A Fresh New Experience which is focused on revitalizing our brand through improving our service and overall guest experience. As part of our work in this area, we are further testing remodels. Following the outcome of our restaurant portfolio review, we have prioritized those locations that warrant a remodel and the appropriate investment level based on the revenue potential. Additionally, we are working with our teams at the restaurant level with service initiatives to improve the pace of meals and attentiveness, particularly through menu simplification.

Strengthen our Balance Sheet to Facilitate Growth and Value Creation

Our priority for the use of cash is to drive shareholder value. Our objective is to continue to maintain adequate cash levels to support business needs, while investing in key components of our Fresh Start initiatives. In fiscal year 2017, as a result of our Asset Rationalization Plan, we expect fluctuations in cash balances as we hope to generate cash through the sale of surplus properties while using cash to settle leases for closed restaurants. Additionally, from time to time, we will consider other options for cash such as reducing outstanding debt levels and share repurchases within the limitations of our debt covenants. Our success in the key strategic initiatives outlined above should enable us to improve both our returns on assets and equity and create additional shareholder value.

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

Results of Operations

The following is an overview of our results of operations for the 13 weeks ended August 30, 2016:

Net loss was $39.7 million for the 13 weeks ended August 30, 2016 compared to $4.2 million for the corresponding period of the previous fiscal year. Diluted loss per share for the 13 weeks ended August 30, 2016 was $0.66 compared to $0.07 for the corresponding period of the prior fiscal year as a result of an increase in net loss as discussed later within this MD&A.

During the 13 weeks ended August 30, 2016:

●

Same-restaurant sales* at Company-owned Ruby Tuesday restaurants decreased 2.7% compared to the corresponding period of the prior fiscal year, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants increased 0.5%;

●

95 Company-owned Ruby Tuesday restaurants were closed in connection with our Fresh Start initiative, which resulted in additional closed restaurant lease reserves, inventory write-off, severance benefits, and other closing expense of $24.7 million;

●	Four other Company-owned Ruby Tuesday restaurants were closed as expected at, or near, lease expiration;
●	One franchised Ruby Tuesday restaurant was opened and 11 were closed; and
●	One Company-owned Lime Fresh restaurant was closed.

* We define same-restaurant sales as a year-over-year comparison of sales volumes for restaurants that, in the current year have been open at least 18 months, in order to remove the impact of new openings in comparing the operations of existing restaurants.

Additionally, on September 13, 2016, James J. Buettgen resigned as Chairman of the Board of Directors, President, and Chief Executive Officer of the Company. On the same date, F. Lane Cardwell, Jr., a member of the Company’s Board of Directors since October 2012 and an executive with approximately 38 years of leadership experience in the restaurant industry, was appointed Interim President and Chief Executive Officer, Stephen I. Sadove, the Company’s then Lead Director, was appointed Chairman of the Board, and Sue Briley, who had been serving as interim Chief Financial Officer since June 2016, was appointed Chief Financial Officer.

Operating Profit

The following table sets forth selected restaurant operating data as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, for the periods indicated. All information is derived from our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

	Thirteen weeks ended
	August 30, 2016	September 1, 2015
Restaurant sales and operating revenue	99.7%	99.4%
Franchise revenue	0.3	0.6
Total revenue	100.0	100.0
Operating costs and expenses:
Cost of goods sold (1)	28.2	27.4
Payroll and related costs (1)	35.4	34.3
Other restaurant operating costs (1)	22.4	22.4
Depreciation and amortization (1)	4.4	4.6
Selling, general, and administrative, net	12.3	10.5
Closures and impairments, net	11.8	1.0
Interest expense, net	1.9	2.1
Total operating costs and expenses	116.1	101.9
Loss before income taxes	(16.1)	(1.9)
Benefit for income taxes	(0.7)	(0.4)
Net loss	(15.5)%	(1.5)%

(1)     As a percentage of restaurant sales and operating revenue.

The following table shows Company-owned Ruby Tuesday and Lime Fresh concept restaurant activity for the 13-week periods ended August 30, 2016 and September 1, 2015.

	Ruby Tuesday	Lime Fresh	Total
13 weeks ended August 30, 2016
Beginning number	646	2	648
Closed	(99)	(1)	(100)
Ending number	547	1	548

13 weeks ended September 1, 2015
Beginning number	658	19	677
Closed	(2)	–	(2)
Ending number	656	19	675

The following table shows franchised Ruby Tuesday concept restaurant activity for the 13-week periods ended August 30, 2016 and September 1, 2015.

13 weeks ended August 30, 2016
Beginning number	78
Opened	1
Closed	(11)
Ending number	68

13 weeks ended September 1, 2015
Beginning number	78
Opened	2
Closed	(2)
Ending number	78

Revenue

Restaurant sales and operating revenue for the 13 weeks ended August 30, 2016 decreased 8.0% to $255.8 million compared to the corresponding period of the prior fiscal year. This decrease is primarily a result of restaurant closings since the corresponding period of the prior fiscal year coupled with a 2.7% decrease in same-restaurant sales at Company-owned Ruby Tuesday restaurants. The decrease in Ruby Tuesday concept same-restaurant sales is attributable to a 3.1% decrease in customer traffic offset by a 0.3% increase in net check.

Franchise revenue for the 13 weeks ended August 30, 2016 decreased 43.2% to $0.9 million compared to the corresponding period of the prior fiscal year. Franchise revenue is predominantly comprised of domestic and international royalties, which totaled $0.9 million and $1.6 million for the 13 weeks ended August 30, 2016 and September 1, 2015, respectively. The decrease compared to the corresponding period of the prior fiscal year is primarily the result of the closure of ten restaurants by one of our domestic franchisees, the sale of our Lime Fresh franchising rights, and the royalty fee payment default of one of our international franchisees since the corresponding period of the prior fiscal year.

Pre-tax Loss

Pre-tax loss increased $36.2 million to $41.4 million for the 13 weeks ended August 30, 2016 compared to the corresponding period of the prior fiscal year. The increase in pre-tax loss is due primarily to higher closures and impairments expense ($27.5 million), a decrease in same-restaurant sales of 2.7% at Company-owned Ruby Tuesday restaurants, and an increase, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of costs of goods sold, payroll and related costs, and selling, general, and administrative, net. These were partially offset by a decrease in interest expense, net ($1.1 million) and a decrease, as a percentage of restaurant sales and operating revenue, of depreciation and amortization.

In the paragraphs that follow, we discuss in more detail the components of the changes in pre-tax loss for the 13 weeks ended August 30, 2016 compared to the corresponding period of the prior fiscal year. Because a significant portion of the costs recorded in the cost of goods sold, payroll and related costs, other restaurant operating costs, and depreciation categories are either variable or highly correlate with the number of restaurants we operate, we evaluate our trends by comparing the costs as a percentage of restaurant sales and operating revenue, as well as the absolute dollar change, to the comparable prior fiscal year period.

Cost of Goods Sold
Cost of goods sold decreased $4.1 million (5.3%) to $72.2 million for the 13 weeks ended August 30, 2016, compared to the corresponding period of the prior fiscal year. As a percentage of restaurant sales and operating revenue, cost of goods sold increased from 27.4% to 28.2%.

The absolute dollar decrease in cost of goods sold for the 13 weeks ended August 30, 2016 was primarily the result of restaurant closures and a decline in same-restaurant sales, which were offset by price increases on certain commodity items since the corresponding period of the prior fiscal year coupled with a shift in menu mix associated with promotional activity offset by cost savings from our inventory management system.

As a percentage of restaurant sales and operating revenue, the increase in cost of goods sold for the 13 weeks ended August 30, 2016 is primarily the result of price increases on certain commodity items and a shift in menu mix associated with menu changes and promotional activity since the corresponding period of the prior fiscal year as discussed above.

Payroll and Related Costs
Payroll and related costs decreased $4.7 million (5.0%) to $90.6 million for the 13 weeks ended August 30, 2016 compared to the corresponding period of the prior fiscal year. As a percentage of restaurant sales and operating revenue, payroll and related costs increased from 34.3% to 35.4%.

The absolute dollar decrease in payroll and related costs for the 13 weeks ended August 30, 2016 was primarily due to restaurant closures, reductions in overtime as a result of scheduling improvements, decreased management labor costs, and lower health insurance due to favorable claims experience since the corresponding period of the prior fiscal year. These reductions were partially offset by wage inflation and higher workers’ compensation costs due to unfavorable claims experience.

As a percentage of restaurant sales and operating revenue, the increase in payroll and related costs for the 13 weeks ended August 30, 2016 is primarily the result of wage inflation and loss of leveraging associated with lower sales volumes.

Other Restaurant Operating Costs
Other restaurant operating costs decreased $4.8 million (7.8%) to $57.4 million for the 13 weeks ended August 30, 2016 compared to the corresponding period of the prior fiscal year. As a percentage of restaurant sales and operating revenue, other restaurant operating costs was consistent with the corresponding period of the prior fiscal year at 22.4% as lower costs as discussed below were offset by a loss of leveraging associated with lower sales volumes.

For the 13 weeks ended August 30, 2016, the decrease in other restaurant operating costs related to the following (in thousands):

Rent and leasing	$1,731
Repairs	1,323
Utilities	924
Other decreases, net	866
Net decrease	$4,844

The absolute dollar decrease in other restaurant operating costs for the 13 weeks ended August 30, 2016 was a result of lower rent and leasing, building repairs, and utilities, due in part to restaurant closures since the corresponding period of the prior fiscal year.

Depreciation and Amortization
Depreciation and amortization expense decreased $1.6 million (12.3%) to $11.2 million for the 13 weeks ended August 30, 2016 compared to the corresponding period of the prior fiscal year. As a percentage of restaurant sales and operating revenue, depreciation expense decreased from 4.6% to 4.4%.

The absolute dollar decrease in depreciation and amortization for the 13 weeks ended August 30, 2016 is the result of assets that became fully depreciated or were impaired since the corresponding period of the prior fiscal year due primarily to restaurant closures.

Selling, General, and Administrative Expenses, Net
Selling, general, and administrative expenses, net increased $2.2 million (7.4%) to $31.6 million for the 13 weeks ended August 30, 2016 compared to the corresponding period of the prior fiscal year.

The increase for the 13 weeks ended August 30, 2016 is due to higher advertising ($2.0 million) and general and administrative costs ($0.2 million). The increase in advertising is primarily a result of higher internet, direct mail, and other promotional advertising costs offset by decreases in television, magazine, and newspaper advertising. The increase in general and administrative costs is primarily due to higher share-based compensation expense as a result of a forfeiture credit in the corresponding period of the prior fiscal year, a higher accrual for executive bonus, and increased severance and other costs. These were partially offset by higher earnings from company-owned life insurance policies, coupled with lower employee pension-related costs and travel expenses.

Closures and Impairments, Net

Closures and impairments, net increased $27.5 million to $30.2 million for the 13 weeks ended August 30, 2016, as compared to the corresponding period of the prior fiscal year. The $27.5 million increase is primarily due to higher closed restaurant lease reserve expense ($17.1 million), inventory write-off, severance benefits, and other closing costs ($5.8 million), and property impairment charges ($4.0 million), coupled with lower gains on the sale of surplus properties ($0.6 million).

As previously discussed in Note 7 to the Condensed Consolidated Financial Statements, during the 13 weeks ended August 30, 2016, we closed 99 Company-owned restaurants, 95 of which were closed in connection with an asset rationalization plan announced on August 11, 2016. The plan was formulated in response to a comprehensive review of our property portfolio through the planned closure of restaurants with perceived limited upside due to market concentration, challenged trade areas, or other factors. Included within Closures and impairments, net for the 13 weeks ended August 30, 2016 are closed restaurant lease reserves, inventory write-off, severance benefits, and other closing expense of $24.7 million related to these closures.

See Note 7 to the Condensed Consolidated Financial Statements for further information on our closures and impairment charges recorded during the 13 weeks ended August 30, 2016 and September 1, 2015.

Within our impairment analysis for the 13-week period ended August 30, 2016, we had 22 restaurants that had been open for more than six full quarters with rolling 12-month negative cash flows of which 12 have been impaired to salvage value. Of the remaining 10 restaurants, we reviewed the plans to improve cash flows and determined that no impairments were necessary. The remaining net book value of the 10 restaurants, none of which are located on owned properties, was $4.3 million at August 30, 2016.

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

Interest Expense, Net
Interest expense, net decreased $1.1 million to $4.9 million for the 13 weeks ended August 30, 2016, as compared to the corresponding period of the prior fiscal year, primarily due to the early payoff of certain mortgage loans and repurchases of our Senior Notes during the prior fiscal year.

Benefit for Income Taxes

We recorded a tax benefit of $1.7 million and $1.0 million for the 13 weeks ended August 30, 2016 and September 1, 2015, respectively. Netted against our tax benefit was a charge of $16.3 million representing the amount reserved for the increase in deferred tax assets during the quarter which primarily related to general business credit carryforwards and federal and state net operating loss carryforwards.

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

Under ASC 740, we are required to assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of, among other charges, closures and impairments, we currently reflect a three-year cumulative pre-tax loss. A cumulative pre-tax loss is given more weight than projections of future income, and a recent historical cumulative loss is considered a significant factor that is difficult to overcome. Our valuation allowance for deferred tax assets totaled $106.2 million and $89.9 million as of August 30, 2016 and May 31, 2016, respectively. Before consideration of the valuation allowance expense, we had an income tax benefit of $18.0 million and $3.6 million, including the tax credits, during the 13 weeks ended August 30, 2016 and September 1, 2015, respectively.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of liquidity is cash provided by operations. The following table presents a summary of our cash flows from operating, investing, and financing activities for the first 13 weeks of fiscal years 2017 and 2016 (in thousands).

	Thirteen weeks ended
	August 30, 2016	September 1, 2015
Net cash provided/(used) by operating activities	$1,607	$(2,471)
Net cash provided/(used) by investing activities	221	(6,987)
Net cash used by financing activities	(508)	(8,935)
Net increase/(decrease) in cash and cash equivalents	$1,320	$(18,393)

Operating Activities

Our cash provided by operations is generally derived from cash receipts generated by our restaurant customers and franchisees.  Substantially all of the $255.8 million and $277.9 million of restaurant sales and operating revenue disclosed in our Condensed Consolidated Statements of Operations and Comprehensive Loss for the 13 weeks ended August 30, 2016 and September 1, 2015, respectively, was received in cash either at the point of sale or within two to four days (when our customers paid with debit or credit cards).  Our primary uses of cash for operating activities are food and beverage purchases, payroll and benefit costs, restaurant operating costs, general and administrative expenses, and marketing, a significant portion of which are incurred and paid in the same period.

Cash provided by operating activities for the 13 weeks ended August 30, 2016 was $1.6 million as compared to cash used from operating activities of $2.5 million for the corresponding period of the prior fiscal year. The change is primarily the result of decreases in amounts spent to acquire inventory (approximately $2.8 million), lower cash paid for taxes ($1.8 million), lower cash paid for interest ($1.2 million) due to the prepayment of certain of our mortgage obligations and other principal payments on our debt since the corresponding period of the prior fiscal year, and a decrease in amounts spent on media advertising (approximately $0.2 million). These were partially offset by lower Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) for reasons previously discussed within this MD&A.

Our working capital deficiency and current ratio as of August 30, 2016 were $2.3 million and 1.0:1, respectively. As is typical in the restaurant industry, we typically carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset), debt reduction (a long-term liability), or stock repurchases (thereby reducing equity), and receivable and inventory levels are generally not significant.

Investing Activities

We require capital principally for the maintenance, upkeep, and remodeling of our existing restaurants, limited new restaurant construction, investments in technology, equipment, and on occasion for the acquisition of franchisees or other restaurant concepts. Property and equipment expenditures purchased primarily with cash on hand and/or internally-generated cash flows for the 13 weeks ended August 30, 2016 and September 1, 2015 were $6.4 million and $9.9 million, respectively. In addition, proceeds from the disposal of assets produced $5.3 million and $2.7 million of cash during the 13 weeks ended August 30, 2016 and September 1, 2015, respectively.

We intend to fund our future investing activities with cash on hand, cash provided by operations, proceeds from the sale of surplus properties, or borrowings on the Senior Credit Facility.

Financing Activities

Historically our primary sources of cash have been operating activities, coupled with sale-leaseback transactions and sales of surplus properties. When these alone have not provided sufficient funds for both our capital and other needs, we have obtained funds through the incurrence of indebtedness or through the issuance of additional shares of common stock.

Our current borrowings and credit facilities include $212.5 million outstanding principal of 7.625% senior notes due 2020 (the “Senior Notes”), a four year revolving credit agreement (the “Senior Credit Facility”) under which we may borrow up to $50.0 million, and $15.3 million of mortgage loan obligations acquired upon franchise acquisitions. See Note 6 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for key terms and further information on our Senior Notes, Senior Credit Facility, and mortgage loan obligations.

Significant Contractual Obligations and Commercial Commitments
There were no material changes to our significant contractual obligations and commercial commitments during the 13 weeks ended August 30, 2016 as compared to the amounts reported in the prior reporting period.

Recently Issued Accounting Pronouncements

Information regarding accounting pronouncements not yet adopted is incorporated by reference from Note 13 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Known Events, Uncertainties, and Trends

Resignation of Chief Executive Officer

On September 13, 2016, James J. Buettgen resigned as Chairman of the Board of Directors, President, and Chief Executive Officer of the Company. On the same date, F. Lane Cardwell, Jr., a member of the Company’s Board of Directors since October 2012 and an executive with approximately 38 years of leadership experience in the restaurant industry, was appointed Interim President and Chief Executive Officer, Stephen I. Sadove, the Company’s then Lead Director, was appointed Chairman of the Board, and Sue Briley was appointed Chief Financial Officer. Ms. Briley had been serving as Interim Chief Financial Officer since June 2016.

Sale of Property

On September 22, 2016, we announced that we had entered into an agreement to sell for $2.8 million one of two office buildings comprising our Restaurant Support Center in Maryville, Tennessee.  The completion of the transaction is targeted for October 2016, subject to customary closing conditions.  The building being sold had an August 30, 2016 net book value of $6.0 million.  Accordingly, we expect to record a second quarter fiscal year 2017 impairment charge of approximately $3.2 million related to this property.  We also announced that we will consolidate our two Tennessee Restaurant Support Center office buildings into the one remaining building by January 2017.

Impact on Cash from Sale of Surplus Properties and Lease Settlements

As further discussed in Note 5 to the Condensed Consolidated Financial Statements, as of August 30, 2016 we had surplus properties classified as assets held for sale of $11.8 million and surplus properties of $37.3 million not classified as held for sale as we had yet to conclude for accounting purposes that we can sell these assets within 12 months of the balance sheet date.  Additionally, as discussed in Note 7 to the Condensed Consolidated Financial Statements, as of August 30, 2016 we had a liability for future lease obligations of $31.9 million. While we settled seven of these leases for $3.1 million since August 30, 2016, the amounts of future settlements could be higher or lower than the amounts recorded, and the actual amount of any cash payments made by the Company for lease contract termination costs will be dependent upon ongoing negotiations with the landlords of the leased properties. During the remainder of fiscal year 2017, we expect fluctuations in our cash balances as we hope to generate cash through the sale of surplus properties while using cash to settle closed restaurant lease obligations.

Financial Strategy and Stock Repurchase Plan

Cash and cash equivalents as of August 30, 2016 were $68.7 million. Our overall goal is to invest in our brand and to strengthen our balance sheet to improve credit metrics. As such, our first priority is to ensure that we have adequate cash levels to run the business and internally fund our capital expenditures. Our second priority is to reduce our outstanding debt to help improve our credit metrics with the goal of improved flexibility and access to capital at reasonable rates. Lastly, we would consider share repurchases within the limitations of our debt covenants to return capital to shareholders. As of August 30, 2016, the total number of remaining shares authorized to be repurchased was 9.9 million. Any of these actions, in any particular period and the actual amount thereof, remain at the discretion of the Board of Directors, and no assurance can be given that any such actions will be taken in the future.

Repurchases of Senior Notes

We are allowed under the terms of the Senior Credit Facility to repurchase, in any fiscal year, up to $20.0 million of indebtedness to various holders of the Senior Notes. We did not repurchase any of the Senior Notes during the 13 weeks ended August 30, 2016. As of the date of this filing, we may repurchase $20.0 million of the Senior Notes during the remainder of fiscal year 2017. Future repurchases of the Senior Notes, if any, will be funded with available cash on hand.

Dividends

During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to our shareholders. No dividends were declared or paid during the 13 weeks ended August 30, 2016 or September 1, 2015. The payment of a dividend in any particular period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that dividends will be paid in the future.

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

Item 3. Quantitative and Qualitative

Disclosure About Market Risk

There were no material changes during the 13 weeks ended August 30, 2016 to the disclosures made in Item 7A of our Form 10-K for the fiscal year ended May 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of the Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Interim Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of August 30, 2016.

Changes in Internal Control

During the fiscal quarter ended August 30, 2016, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

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

Item 1A. Risk Factors

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended May 31, 2016 in Part I, Item 1A. Risk Factors. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table includes information regarding purchases of our common stock made by us during the fiscal quarter ended August 30, 2016:

	(a)	(b)	(c)	(d)
	Total number	Average	Total number of shares	Maximum number of shares
	of shares	price paid	purchased as part of publicly	that may yet be purchased
Period	purchased (1)	per share	announced plans or programs (1)	under the plans or programs (2)
June 1 to July 5	6,525	$ 3.92	6,525	9,884,829
July 6 to August 2	–	–	–	9,884,829
August 3 to August 30	–	–	–	9,884,829
Total	6,525	$ 3.92	6,525

(1) No shares were repurchased other than through our publicly-announced repurchase programs and authorizations during the first fiscal quarter ended August 30, 2016.

(2) As of August 30, 2016, 9.9 million shares remained available for purchase under an existing January 8, 2013 authorization by the Board of Directors to repurchase 10.0 million shares. The timing, price, quantity, and manner of the purchases to be made are at the discretion of management upon instruction from the Board of Directors, depending upon market conditions.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

 Item 3. Defaults Upon Senior Securities

None.

  Item 4. Mine Safety Disclosures

Not Applicable.

 Item 5. Other Information

On October 4, 2016, Franklin E. Southall, Jr., the Company's Corporate Controller and Principal Accounting Officer, announced his intention to retire from the Company effective December 16, 2016.

Item 6. Exhibit Index

The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit

10.1	First Amendment, dated as of October 5, 2016, to the Ruby Tuesday, Inc. Stock Incentive Plan.

10.2	Second Amendment, dated as of October 5, 2016, to the restated Ruby Tuesday, Inc. 1996 Stock Incentive Plan.

10.3	Form of Non-Qualified Stock Option Award.

10.4	Form of Service-Based Restricted Stock Unit Award.

10.5	Form of Performance Stock Unit Award.

10.6	Form of Service-Based Phantom Stock Unit Award.

12.1	Computation of Ratio of Consolidated Earnings to Fixed Charges.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Sue Briley Sue Briley	Chief Financial Officer (Principal Financial Officer)	Date: October 7, 2016

/s/ Franklin E. Southall, Jr. Franklin E. Southall, Jr.	Vice President, Corporate Controller (Principal Accounting Officer)	Date: October 7, 2016