Form 10-K/A
period 2016-05-31
RUBY TUESDAY INC
filed 2016-11-21
CIK 68270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

Ruby Tuesday, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended May 31, 2016 (the “Original Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2016. The purpose of this Form 10-K/A is solely to correct the certification of Sue Briley, the Company’s Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as exhibit 32.2 to this Form 10-K/A. The Section 906 certification filed with the Original Form 10-K inadvertently did not refer to Ms. Briley in the text of the certification.

No other changes have been made to the Original Form 10-K, and this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-K. Unaffected parts or exhibits of the Original Form 10-K are not included herein. The Form 10-K/A should be read in conjunction with the Original Form 10-K and with our filings with the SEC occurring after the date of the Original Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibits:

31.1	Certification of Interim President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Interim President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.

Date: November 21, 2016	By:	/s/ F. Lane Cardwell, Jr.
F. Lane Cardwell, Jr.
Interim President and
Chief Executive Officer
(Principal Executive Officer)