Form 10-Q
period 2016-11-29
RUBY TUESDAY INC
filed 2017-01-06
CIK 68270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: November 29, 2016

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

The number of shares of common stock outstanding as of January 3, 2017, was 60,574,709.

Index
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Thirteen and Twenty-Six Weeks Ended November 29, 2016 and December 1, 2015	4
	Condensed Consolidated Balance Sheets as of November 29, 2016 and May 31, 2016	5
	Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended November 29, 2016 and December 1, 2015	6
	Notes to Condensed Consolidated Financial Statements	7-28
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	29-41
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	41-42

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	43
Item 6.	Exhibits	43
	Signatures	44

Special Note Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including one or more of the following:  future financial performance (including our estimates of changes in same-restaurant sales, average unit volumes, operating margins, expenses, and other items), future capital expenditures, the effect of strategic initiatives (including statements relating to our asset rationalization project, cost savings initiatives, and the benefits of our marketing), the opening or closing of restaurants by us or our franchisees, sales of our real estate or purchases of new real estate, future borrowings and repayments of debt, availability of financing on terms attractive to the Company, compliance with financial covenants in our debt instruments, payment of dividends, stock and bond repurchases, restaurant acquisitions and dispositions, and changes in senior management and in the Board of Directors. We caution the reader that a number of important factors and uncertainties could, individually or in the aggregate, cause our actual results to differ materially from those included in the forward-looking statements, including, without limitation, the risks and uncertainties described in the Risk Factors included in Part I, Item A of our Annual Report on Form 10-K for the year ended May 31, 2016 and the following:

●	general economic conditions;

●	changes in promotional, couponing and advertising strategies;

●	changes in our customers’ disposable income;

●	consumer spending trends and habits;

●	increased competition in the restaurant market;

●	laws and regulations, including those affecting labor and employee benefit costs, such as further potential increases in state and federally mandated minimum wages and healthcare reform;

●	changes in senior management or in the Board of Directors;

●	the impact of pending litigation;

●	customers’ acceptance of changes in menu items;

●	changes in the availability and cost of capital;

●	potential limitations imposed by debt covenants under our debt instruments;

●	weather conditions in the regions in which Company-owned and franchised restaurants are operated;

●	costs and availability of food and beverage inventory, including supply and delivery shortages or interruptions;

●	significant fluctuations in energy prices;

●	security breaches of our customers’ or employees’ confidential information or personal data or the failure of our information technology and computer systems;

●	our ability to attract and retain qualified managers, franchisees and team members;

●	impact of adoption of new accounting standards;

●	impact of food-borne illnesses resulting from an outbreak at either one of our restaurants or other competing restaurant concepts;

●	effects of actual or threatened future terrorist attacks in the United States;

●	prevailing conditions in the real estate market that may affect expected results under our Asset Rationalization Plan; and

●	our ability to obtain waivers under, or amendements to, certain of our credit facilities by the lenders under such facilities.

Part I - Financial Information

Item 1.

Ruby Tuesday, Inc. and Subsidiaries

Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations and

Comprehensive Loss

(In thousands, except per-share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 29, 2016	December 1, 2015	November 29, 2016	December 1, 2015
		(as adjusted)		(as adjusted)
Revenue:
Restaurant sales and operating revenue	$213,815	$259,330	$469,579	$537,237
Franchise revenue	904	1,626	1,797	3,199
Total revenue	214,719	260,956	471,376	540,436

Operating costs and expenses:
Cost of goods sold	62,142	70,305	134,332	146,546
Payroll and related costs	80,418	92,284	171,025	187,619
Other restaurant operating costs	46,620	56,385	103,983	118,592
Depreciation and amortization	10,488	12,936	21,717	25,742
General and administrative expenses	18,394	14,156	34,483	30,078
Marketing expenses, net	14,025	13,692	29,521	27,166
Closures and impairments, net	15,708	12,072	45,900	14,784
Interest expense, net	4,844	5,105	9,721	11,105
Total operating costs and expenses	252,639	276,935	550,682	561,632

Loss before income taxes	(37,920)	(15,979)	(79,306)	(21,196)
Provision/(benefit) for income taxes	36	(180)	(1,658)	(1,203)

Net loss	$(37,956)	$(15,799)	$(77,648)	$(19,993)

Other comprehensive income:
Pension liability reclassification	355	506	710	462
Total comprehensive loss	$(37,601)	$(15,293)	$(76,938)	$(19,531)

Loss per share:
Basic	$(0.63)	$(0.26)	$(1.29)	$(0.33)
Diluted	$(0.63)	$(0.26)	$(1.29)	$(0.33)

Weighted average shares:
Basic	60,170	61,455	59,980	61,400
Diluted	60,170	61,455	59,980	61,400

The accompanying notes are an integral part of the condensed consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per-share data)

(Unaudited)

	November 29, 2016	May 31, 2016
Assets:
Current assets:
Cash and cash equivalents	$38,565	$67,341
Accounts and other receivables	7,018	12,827
Inventories:
Merchandise	14,692	13,799
China, silver and supplies	6,565	7,796
Income tax receivable	5,213	3,003
Prepaid rent and other expenses	9,628	11,508
Assets held for sale	26,728	4,642
Total current assets	108,409	120,916

Property and equipment, net	617,433	671,250
Other assets	43,493	45,751
Total assets	$769,335	$837,917

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$23,468	$22,141
Accrued liabilities:
Taxes, other than income and payroll	9,488	10,769
Payroll and related costs	16,194	14,561
Insurance	5,427	5,109
Rent and other	36,476	18,838
Deferred revenue – gift cards	14,780	16,354
Current maturities of long-term debt, including capital leases	13,629	9,934
Total current liabilities	119,462	97,706

Long-term debt and capital leases, less current maturities	209,609	213,803
Deferred escalating minimum rent	43,157	51,535
Other deferred liabilities	63,799	67,093
Total liabilities	436,027	430,137

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock, $0.01 par value; (authorized: 100,000 shares;
issued and outstanding: 2017 – 60,575 shares, 2016 – 60,137 shares)	606	601
Capital in excess of par value	78,398	75,938
Retained earnings	263,702	341,350
Deferred compensation liability payable in Company stock	475	521
Company stock held by Deferred Compensation Plan	(475)	(521)
Accumulated other comprehensive loss	(9,398)	(10,109)
Total shareholders' equity	333,308	407,780
Total liabilities and shareholders' equity	$769,335	$837,917

The accompanying notes are an integral part of the condensed consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	November 29, 2016	December 1, 2015
		(as adjusted)
Operating activities:
Net loss	$(77,648)	$(19,993)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	21,717	25,742
Deferred income taxes	–	(1,449)
Loss on impairments, including disposition of assets	20,145	10,403
Inventory write-off	2,754	–
Share-based compensation expense	2,490	747
Lease reserve adjustments	17,578	4,325
Deferred escalating minimum rent	573	1,106
Other, net	1,127	2,669
Changes in operating assets and liabilities:
Receivables	683	(341)
Inventories	(2,195)	(5,371)
Income taxes	(2,210)	(3,139)
Prepaid and other assets	1,124	(153)
Accounts payable, accrued and other liabilities	(11,679)	(18,677)
Net cash used by operating activities	(25,541)	(4,131)

Investing activities:
Purchases of property and equipment	(16,790)	(20,288)
Proceeds from sale of assets	12,258	3,665
Insurance proceeds from property claims	358	–
Reductions in Deferred Compensation Plan assets	910	313
Other, net	1,070	–
Net cash used by investing activities	(2,194)	(16,310)

Financing activities:
Principal payments on long-term debt and capital leases	(998)	(9,601)
Stock repurchases	(26)	(9)
Payments for debt issuance costs	(17)	(29)
Net cash used by financing activities	(1,041)	(9,639)

Decrease in cash and cash equivalents	(28,776)	(30,080)
Cash and cash equivalents:
Beginning of fiscal year	67,341	75,331
End of quarter	$38,565	$45,251

Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amount capitalized	$8,758	$10,181
Income taxes, net	$705	$3,062
Significant non-cash investing and financing activities:
Retirement of fully depreciated assets	$18,107	$13,467
Reclassification of properties to assets held for sale	$24,678	$5,507

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

As discussed further in Note 7 to the Condensed Consolidated Financial Statements, during the 26 weeks ended November 29, 2016, we closed 100 Company-owned restaurants, 95 of which were closed following a comprehensive review of the Company’s property portfolio due to perceived limited upside due to market concentration, challenged trade areas, and other factors. At November 29, 2016, we owned and operated 546 Ruby Tuesday restaurants concentrated primarily in the Southeast, Northeast, Mid-Atlantic, and Midwest of the United States, which we consider to be our core markets.

As further discussed in Note 4 to the Condensed Consolidated Financial Statements, we entered into an agreement during fiscal year 2016 to sell the assets related to eight Company-owned Lime Fresh Mexican Grill® (“Lime Fresh”) restaurants. Our last remaining Company-owned Lime Fresh restaurant closed and transferred to the buyer during the second quarter of fiscal year 2017.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Condensed Consolidated Financial Statements”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. In addition, certain reclassifications were made to prior period amounts to conform to the current period presentation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates. Operating results for the 13 and 26 weeks ended November 29, 2016 are not necessarily indicative of results that may be expected for the 53-week year ending June 6, 2017. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in RTI’s Annual Report on Form 10-K for the fiscal year ended May 31, 2016.

Reclassifications

As shown in the table below, we split our previously reported expenses within Selling, general, and administrative, net into separately reported General and administrative expenses and Marketing expenses, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the prior periods to be comparable with the classification for the 13 and 26 weeks ended November 29, 2016. Additionally, we reclassified an impairment of the Lime Fresh trademark to Closures and impairments, net, in the Condensed Consolidated Statements of Operations and Comprehensive Income for the 13 and 26 weeks ended December 1, 2015. Amounts presented are in thousands.

	Thirteen Weeks Ended
	As presented December 1, 2015	Reclassifications	As adjusted December 1, 2015
Selling, general, and administrative, net	$27,848	$(27,848)	$–
General and administrative expenses	–	14,156	14,156
Marketing expenses, net	–	13,692	13,692
Closures and impairments, net	10,073	1,999	12,072
Trademark impairment	1,999	(1,999)	–

	Twenty-six Weeks Ended
	As presented December 1, 2015	Reclassifications	As adjusted December 1, 2015
Selling, general, and administrative, net	$57,244	$(57,244)	$–
General and administrative expenses	–	30,078	30,078
Marketing expenses, net	–	27,166	27,166
Closures and impairments, net	12,785	1,999	14,784
Trademark impairment	1,999	(1,999)	–

As shown in the table below, we reclassified an impairment of the Lime Fresh trademark to Loss on impairments, including disposition of assets in the Condensed Consolidated Statement of Cash Flows for the 26 weeks ended December 1, 2015. Amounts presented are in thousands.

	Twenty-six Weeks Ended
	As presented December 1, 2015	Reclassifications	As adjusted December 1, 2015
Loss on impairments, including disposition of assets	$8,404	$1,999	$10,403
Trademark impairment	1,999	(1,999)	–

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 29, 2016	December 1, 2015	November 29, 2016	December 1, 2015
Net loss	$(37,956)	$(15,799)	$(77,648)	$(19,993)

Weighted-average common shares outstanding	60,170	61,455	59,980	61,400
Dilutive effect of stock options and restricted stock	–	–	–	–
Weighted average common and dilutive potential common shares outstanding	60,170	61,455	59,980	61,400

Basic loss per share	$(0.63)	$(0.26)	$(1.29)	$(0.33)
Diluted loss per share	$(0.63)	$(0.26)	$(1.29)	$(0.33)

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

	Thirteen weeks ended		Twenty-six weeks ended
	November 29, 2016	December 1, 2015	November 29, 2016	December 1, 2015
Stock options	2,944	2,574	2,669	2,694
Restricted shares / Restricted share units	584	964	671	857
Total	3,528	3,538	3,340	3,551

3. Franchise Programs

As of November 29, 2016, our franchisees collectively operated 67 domestic and international Ruby Tuesday restaurants. We do not own any equity interests in our franchisees.

Under the terms of the franchise operating agreements, we charge a royalty fee (generally 4.0% of monthly gross sales), a marketing and purchasing fee (generally 1.5% of monthly gross sales), and a national advertising fee (generally 1.5% of monthly gross sales as of November 29, 2016, but up to a maximum of 3.0% under the terms of the franchise operating agreements).

Amounts received from franchisees for the marketing and purchasing fee and national advertising fee are considered by RTI to be reimbursements, recorded on an accrual basis as earned, and have been netted against Marketing expenses, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss. For the 13 and 26 weeks ended November 29, 2016, we recorded $0.3 million and $0.5 million, respectively, and for the 13 and 26 weeks ended December 1, 2015, we recorded $0.5 million and $1.1 million, respectively, in marketing and purchasing fees and national advertising fund fees.

4. Accounts and Other Receivables

Accounts and other receivables consist of the following (in thousands):

	November 29, 2016	May 31, 2016

Amounts due from franchisees	$3,605	$3,013
Third-party gift card sales	1,069	1,272
Rebates receivable	961	1,001
Receivables from sales of Lime Fresh Mexican Grill assets	–	5,289
Other receivables	1,383	2,252
	$7,018	$12,827

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

As of November 29, 2016 and May 31, 2016, other receivables consisted primarily of amounts due from our distributor, online ordering, sales and other miscellaneous tax refunds, and other receivables.

Sales of Lime Fresh Mexican Grill Assets

On May 31, 2016, we entered into agreements with two separate buyers to sell various Lime Fresh assets. Pursuant to the terms of an asset purchase agreement with another restaurant company, we agreed to sell our eight remaining Company-owned Lime Fresh restaurants for $6.0 million. Given that closing requirements were satisfied for only six of the eight restaurants, an amendment was agreed upon which allowed for the payment of $5.0 million upon the transfer of the six restaurants and the holdback of $1.0 million until such time that both of the remaining two restaurants had closed and transferred to the buyer. The six restaurants closed and were transferred to the buyer on May 31, 2016. During the 26 weeks ended November 29, 2016, the two remaining restaurants closed and were transferred to the buyer. As a result of this, we collected the $1.0 million previously withheld.

The $5.3 million of receivables from sales of Lime Fresh assets included in the table above as of May 31, 2016 consists of $5.0 million due from the buyer of the formerly Company-owned Lime Fresh restaurants, which was collected on the first day of fiscal year 2017, and $0.3 million due from the buyer of the Lime Fresh brand.

5. Property, Equipment, and Assets Held for Sale

Property and equipment, net, is comprised of the following (in thousands):

	November 29, 2016	May 31, 2016
Land	$182,784	$209,930
Buildings	372,027	398,984
Improvements	277,027	303,032
Restaurant equipment	210,761	222,646
Other equipment	75,149	82,204
Surplus properties*	19,146	4,354
Construction in progress and other	5,741	3,325
	1,142,635	1,224,475
Less accumulated depreciation	525,202	553,225
Property and equipment, net	$617,433	$671,250

* Surplus properties represent assets held for sale that are not classified as such in the Consolidated Balance Sheets as we have yet to conclude that we can sell these assets within the next 12 months. These assets primarily consist of parcels of land upon which we have no intention to build restaurants, closed properties which include a building, and liquor licenses not needed for operations.

Included within the current assets section of our Condensed Consolidated Balance Sheets at November 29, 2016 and May 31, 2016 are amounts classified as assets held for sale totaling $26.7 million and $4.6 million, respectively. Assets held for sale primarily consist of parcels of land upon which we have no intention to build restaurants, land and buildings of closed restaurants, and various liquor licenses. During the 13 and 26 weeks ended November 29, 2016, we sold properties with carrying values of $8.4 million for both periods, at net losses of $2.4 million and $2.3 million, respectively. Cash proceeds, net of broker fees, from these sales during the 13 and 26 weeks ended November 29, 2016 totaled $6.0 million and $6.1 million, respectively. During the 13 and 26 weeks ended December 1, 2015, we sold properties with carrying values of $0.6 million and $2.7 million, respectively, at net gains of $0.4 million and $1.0 million, respectively. Cash proceeds, net of broker fees, from these sales during the 13 and 26 weeks ended December 1, 2015 totaled $1.0 million and $3.7 million, respectively.

6. Long-Term Debt and Capital Leases

Long-term debt and capital lease obligations consist of the following (in thousands):

	November 29, 2016	May 31, 2016
Senior unsecured notes	$212,546	$212,546
Unamortized discount	(1,577)	(1,771)
Unamortized debt issuance costs	(2,666)	(2,995)
Senior unsecured notes less unamortized discount and
debt issuance costs	208,303	207,780
Senior credit facility	–	–
Mortgage loan obligations	14,762	15,745
Unamortized premium - mortgage loan obligations	19	75
Unamortized debt issuance costs - mortgage loan obligations	(42)	(74)
Capital lease obligations	196	211
Total long-term debt and capital leases	223,238	223,737
Less current maturities	13,629	9,934
Long-term debt and capital leases, less current maturities	$209,609	$213,803

On May 14, 2012, we entered into an indenture (the “Indenture”) among Ruby Tuesday, Inc., certain subsidiaries of the Company as guarantors and Wells Fargo Bank, National Association as trustee, governing the Company’s $250.0 million -aggregate principal amount of 7.625% senior notes due 2020 (the “Senior Notes”). The Senior Notes were issued at a discount of $3.7 million, which is being amortized to interest expense, net using the effective interest method over the eight-year term of the notes.

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

Interest on the Senior Notes is calculated at 7.625% per annum, payable semiannually on each May 15 and November 15 to holders of record on the May 1 or November 1 immediately preceding the interest payment date. Accrued interest on the Senior Notes and our other long-term debt and capital lease obligations was $0.9 million and $1.0 million as of November 29, 2016 and May 31, 2016, respectively, and is included in Accrued liabilities – Rent and other in our Condensed Consolidated Balance Sheets.

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

As security for the Senior Credit Facility, we granted the lenders liens and security interests in substantially all of the shares of capital stock of the Company and each of our present and future subsidiaries, substantially all of the personal property of the Company and each of our present and future subsidiaries, and the real property, improvements, and fixtures of 49 Ruby Tuesday restaurants. The real property, improvements, and fixtures of the 49 restaurants pledged as collateral appraised at $101.4 million at the time of the transaction and have a November 29, 2016 net book value of $78.9 million.

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

Under the terms of the Senior Credit Facility we are allowed, under certain circumstances, to repurchase up to $20.0 million of the Senior Notes in any fiscal year. We did not repurchase any Senior Notes during the 26 weeks ended November 29, 2016.

Under the Senior Credit Facility, we are required to comply with financial covenants relating to the maintenance of a maximum leverage ratio and a minimum fixed charge coverage ratio. The terms of the Senior Credit Facility require us to maintain a maximum leverage ratio of no more than 4.30 to 1.0 and a minimum fixed charge coverage ratio of 1.65 to 1.0 for the quarter ended November 29, 2016. For the remainder of fiscal year 2017, the Senior Credit Facility requires us to maintain a maximum leverage ratio of 4.30 to 1.0 for our third fiscal quarter and 4.25 to 1.0 for our fourth fiscal quarter, and requires us to maintain a minimum fixed charge coverage ratio of 1.65 to 1.0 for our third fiscal quarter and 1.70 to 1.0 for our fourth fiscal quarter.

As of November 29, 2016, we did not attain the minimum fixed charge coverage ratio as required under the terms of the Senior Credit Facility. While we obtained a waiver of this covenant violation through January 31, 2017 from our lenders, we believe, without certain modifications, that it is possible at some point during the next twelve months that we will again be in violation of the minimum fixed charge coverage ratio covenant. Among other things, the waiver under the Senior Credit Facility restricts our ability to make certain acquisitions and investments, and reduces the amount we may borrow pursuant to the revolving loan commitment under the Senior Credit Facility from $50.0 million (including a $25.0 million sublimit for standby letters of credit), to $16.1 million through January 31, 2017. Aside from the previously disclosed $11.1 million of letters of credit outstanding as of November 29, 2016, we had no borrowings under the Senior Credit Facility.

As of the date of this filing, we are in discussion with our lenders to amend the Senior Credit Facility. These amendments are anticipated to include adjustments to both the maximum leverage and minimum fixed charge coverage ratios. There are no assurances that our lenders will provide any future waivers of covenant violations or agree to these, or any future, amendments of our Senior Credit Facility.

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

Additionally, as of November 29, 2016, we did not attain the minimum fixed charge coverage ratio required under the terms of the mortgage loan obligations. While we obtained a waiver of this covenant violation through January 31, 2017 from our lender, we believe, without certain modifications, that it is possible at some point during the next twelve months that we will again be in violation of the minimum fixed charge coverage ratio covenant under our mortgage loan obligations. Accordingly, we classified all of our mortgage loan obligations within current maturities of long-term debt in our Condensed Consolidated Balance Sheet at November 29, 2016. Among other things, the waiver under the mortgage loan obligations restricts our ability to make certain acquisitions and investments.  There are no assurances that our lenders will provide any future waivers of covenant violations or agree to those, or any future amendments of our mortgage loan obligations.

Our $14.8 million in mortgage loan obligations as of November 29, 2016 consists of various loans acquired upon franchise acquisitions. These loans, which mature between January 2017 and October 2021, have balances which range from $0.6 million to $6.7 million and interest rates of 7.60% to 10.17%. Included in our current maturities of long-term debt as of November 29, 2016 is $9.3 million related to two mortgage loan obligations that have balloon payments due during the third quarter of fiscal year 2017 and $4.0 million of mortgage loan obligations that are not payable within twelve months of the balance sheet date. We anticipate that the amendment currently being discussed with the lenders of our mortgage loan obligations will permit the reclassification of the $4.0 million of mortgage loan debt back to long-term debt. Many of the properties acquired from franchisees collateralize the loans outstanding.

7. Closures and Impairments Expense

Closures and impairments, net include the following (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 29, 2016	December 1, 2015	November 29, 2016	December 1, 2015
Property impairments	$11,248	$6,215	$17,828	$8,792
Closed restaurant lease reserves	(150)	3,721	17,578	4,325
Inventory write-off	–	–	2,754	–
Severance benefits	(167)	127	1,593	145
Other closing expense	2,454	371	3,881	474
Loss/(gain) on sale of properties	2,323	(361)	2,266	(951)
Lime Fresh trademark impairment	–	1,999	–	1,999
Closures and impairments, net	$15,708	$12,072	$45,900	$14,784

During the 26 weeks ended November 29, 2016, we closed 100 Company-owned restaurants, 95 of which were closed in connection with an asset rationalization plan announced on August 11, 2016. The plan was formulated in response to a comprehensive review of our property portfolio which included the planned closure of restaurants with perceived limited upside due to market concentration, challenged trade areas, or other factors. Included within Closures and impairments, net for the 26 weeks ended November 29, 2016 are closed restaurant lease reserves, inventory write-off, severance benefits, and other closing expense of $26.0 million related to the closures in connection with the asset rationalization plan.

During the 13 weeks ended November 29, 2016, we sold one of two office buildings comprising our Restaurant Support Center in Maryville, Tennessee for net proceeds of $2.6 million. The building sold had a net book value of $5.8 million at the time of the sale. Accordingly, included within the loss on sale of surplus properties in the table above for the 13 and 26 weeks ended November 29, 2016 was a loss of $3.2 million related to the sale of the building. Our two Tennessee Restaurant Support Center office buildings will be consolidated into the one remaining building by the end of the third quarter of fiscal year 2017.

A rollforward of our future lease obligations associated with closed restaurants is as follows (in thousands):

Reserve for Lease Obligations
Balance at May 31, 2016	$6,270
Closing expense including rent and other lease charges	17,578
Payments	(8,372)
Adjustments to deferred escalating minimum rent and other	9,272
Balance at November 29, 2016	$24,748

The amounts comprising future lease obligations in the table above are estimated using certain assumptions, including the period of time it will take to settle the lease with the landlord or find a suitable sublease tenant, and the amount of actual future cash payments could differ from our recorded lease obligations. Of the total future lease obligations included in the table above, $23.7 million is included within Accrued liabilities – Rent and other, $0.5 million is included within Deferred escalating minimum rent, and $0.5 million is included within Other deferred liabilities in our Condensed Consolidated Balance Sheet as of November 29, 2016. For the remainder of fiscal year 2017 and beyond, our focus will be on obtaining settlements, or subleases as necessary, on as many of these leases as possible and these settlements could be higher or lower than the amounts recorded. The actual amount of any cash payments made by the Company for lease contract termination costs will be dependent upon ongoing negotiations with the landlords of the leased restaurant properties.

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

Included in our Condensed Consolidated Balance Sheets as of November 29, 2016 and May 31, 2016 are amounts within Accrued liabilities: Payroll and related costs of $2.5 million as of both dates and amounts within Other deferred liabilities of $34.6 million and $35.7 million, respectively, relating to our three defined benefit pension plans.

Postretirement Medical and Life Benefits
Our Postretirement Medical and Life Benefits plans provide medical benefits to substantially all retired employees and life insurance benefits to certain retirees. The medical plan requires retiree cost sharing provisions that are more substantial for employees who retire after January 1, 1990.

Included in our Condensed Consolidated Balance Sheets as of November 29, 2016 and May 31, 2016 are amounts within Accrued liabilities: Payroll and related costs of $0.1 million as of both dates and amounts within Other deferred liabilities of $1.0 million as of both dates relating to our postretirement medical and life benefits.

The following tables detail the components of net periodic benefit cost for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the "Pension Plans") and the Postretirement Medical and Life Benefits plans, which is recorded as a component of General and administrative expenses in our Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	Pension Plans
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 29, 2016	December 1, 2015	November 29, 2016	December 1, 2015
Service cost	$7	$42	$13	$272
Interest cost	420	441	840	1,040
Expected return on plan assets	(91)	(102)	(182)	(205)
Recognized actuarial loss	337	473	675	1,101
Net periodic benefit cost	$673	$854	$1,346	$2,208

	Postretirement Medical and Life Benefits
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 29, 2016	December 1, 2015	November 29, 2016	December 1, 2015
Service cost	$–	$1	$1	$2
Interest cost	9	12	18	24
Recognized actuarial loss	17	33	34	65
Net periodic benefit cost	$26	$46	$53	$91

We reclassified recognized actuarial losses of $0.4 million and $0.7 million during the 13 and 26 weeks ended November 29, 2016, respectively, and $0.5 million and $1.2 million during the 13 and 26 weeks ended December 1, 2015, respectively, out of accumulated other comprehensive loss and into pension expense, which is included in General and administrative expenses within our Condensed Consolidated Statements of Operations and Comprehensive Loss.

We also sponsor two defined contribution retirement savings plans. Information regarding these plans is included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2016.

Restaurant Closures and Corporate Restructuring

We closed 100 Company-owned restaurants during the 26 weeks ended November 29, 2016, 95 of which were closed in connection with an asset rationalization plan as previously discussed in Note 7 to the Condensed Consolidated Financial Statements.

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

Included in the employee severance and unused vacation accruals in the table below are $3.0 million in severance accruals and other benefits in connection with Mr. Buettgen’s resignation. Of this amount, $0.2 million was paid to Mr. Buettgen during the 13 weeks ended November 29, 2016 with the remainder expected to be paid to Mr. Buettgen during the third quarter of fiscal year 2017. In addition, during the 13 weeks ended November 29, 2016 we recorded a charge of approximately $0.9 million in connection with the accelerated vesting of Mr. Buettgen’s share-based compensation awards.

As of November 29, 2016 and May 31, 2016, liabilities of $2.8 million and $0.3 million, respectively, representing unpaid obligations related to employee severance and vacation accruals, were included within Accrued liabilities: Payroll and related costs in our Consolidated Balance Sheet. Costs of $3.3 million and $1.6 million reflected in the table below related to employee severance and unused vacation accruals are included within General and administrative expenses and Closures and impairments, net, respectively, in our Consolidated Statements of Operations and Comprehensive Loss for the 26 weeks ended November 29, 2016. A roll forward of our obligations in connection with employee separations is as follows (in thousands):

Balance at May 31, 2016	$317
Employee severance and unused vacation accruals	4,910
Cash payments	(2,391)
Balance at November 29, 2016	$2,836

9. Income Taxes

Companies are required to apply their estimated annual tax rate on a year-to-date basis in each interim period. Companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable. In this situation, the interim tax rate should be based on the actual year-to-date results. Due to changes in our projections, which have fluctuated as we work through our brand repositioning, a reliable projection of our annual effective rate has been difficult to determine. As such, we recorded a tax provision for the 13 and 26 weeks ended November 29, 2016 and December 1, 2015 based on the actual year-to-date results.

We regularly evaluate the need for a valuation allowance for deferred tax assets by assessing whether it is more likely than not that we will realize the deferred tax assets in the future.  A valuation allowance assessment is performed each reporting period, with any additions or adjustments reflected in earnings in the period of assessment.  In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets for each jurisdiction. As of November 29, 2016, we have rolling three-year historical operating losses and have concluded that the negative evidence outweighs the positive evidence.

In accordance with the applicable accounting standards, we are unable to use future income projections to support the realization of our deferred tax assets as a consequence of the above conclusion.   Instead, in determining the appropriate amount of the valuation allowance, we considered the timing of future reversal of our taxable temporary differences and available tax strategies that, if implemented, would result in the realization of deferred tax assets. Our valuation allowance for deferred tax assets totaled $122.6 million and $89.9 million as of November 29, 2016 and May 31, 2016, respectively.

We recorded tax expense that was negligible for the 13 weeks ended November 29, 2016 and a tax benefit of $1.7 million for the 26 weeks ended November 29, 2016. We recorded a tax benefit of $0.2 million and $1.2 million for the 13 and 26 weeks ended December 1, 2015, respectively. Netted against our tax benefit for the 13 and 26 weeks ended November 29, 2016 were charges of $17.0 million and $33.8 million, respectively, representing increases in the valuation allowance for deferred tax assets recorded primarily against general business credit carryforwards and federal and state net operating loss carryforwards.

We had a gross liability for unrecognized tax benefits, exclusive of accrued interest and penalties, of $4.0 million and $4.5 million, respectively, as of November 29, 2016 and May 31, 2016, of which $3.3 million was reclassified against our deferred tax assets as of both dates. As of November 29, 2016 and May 31, 2016, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate was $2.5 million and $2.3 million, respectively. The liability for unrecognized tax benefits as of November 29, 2016 includes $0.1 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations and negotiations with tax authorities.

Interest and penalties related to unrecognized tax benefits are recognized as components of income tax expense. As of both November 29, 2016 and May 31, 2016, we had accrued $0.4 million for the payment of interest and penalties. During the first two quarters of fiscal year 2017, accrued interest and penalties increased by an insignificant amount.

At November 29, 2016, we are no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2012, and with few exceptions, we are no longer subject to state and local examinations by tax authorities prior to fiscal year 2013.

 10. Share-Based Employee Compensation

Preferred Stock

RTI is authorized, under its Certificate of Incorporation, to issue up to 250,000 shares of preferred stock with a par value of $0.01. These shares may be issued from time to time in one or more series. Each series will have dividend rates, rights of conversion and redemption, liquidation prices, and other terms or conditions as determined by the Board of Directors. No preferred shares have been issued as of November 29, 2016 and May 31, 2016.

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

At November 29, 2016, we had reserved a total of 6,530,000 shares of common stock for the SIP and 1996 SIP. Of the reserved shares at November 29, 2016, 2,580,000 were subject to stock options outstanding. Stock option exercises are settled with the issuance of new shares. Net shares of common stock available for issuance at November 29, 2016 were 3,950,000.

 Stock Options

The following table summarizes our stock option activity under these stock option plans for the 26 weeks ended November 29, 2016 (Stock Options and Aggregate Intrinsic Value are in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Service-based vesting:
Outstanding at May 31, 2016	2,066	$7.89
Granted	1,125	3.46
Cancellations and forfeitures	(6)	5.26
Expired	(102)	6.74
Outstanding at November 29, 2016	3,083	$6.32	2.33	$157
Exercisable at November 29, 2016	2,211	$7.44	0.64	$–

At November 29, 2016, there was approximately $0.8 million of unrecognized pre-tax compensation expense related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 1.5 years.

During the 26 weeks ended November 29, 2016, we granted 247,000 service-based stock options to our Interim Chief Executive Officer under the terms of the SIP. The stock options awarded cliff vest at the end of fiscal year 2017 and have a maximum life of seven years.

During the 26 weeks ended November 29, 2016, we granted 878,000 service-based stock options to certain employees under the terms of the SIP. The stock options awarded vest in equal annual installments over a three-year period following grant of the award, and have a maximum life of seven years.

Restricted Stock and Restricted Stock Units (“RSU”)

The following table summarizes our restricted stock and RSU activity for the 26 weeks ended November 29, 2016 (in thousands, except per-share data):

	Shares	Weighted Average Fair Value
Service-Based Vesting:
Unvested at May 31, 2016	564	$6.29
Granted	537	3.22
Vested	(489)	5.78
Cancellations and forfeitures	(17)	6.32
Unvested at November 29, 2016	595	$3.94

Performance-Based Vesting:
Unvested at May 31, 2016	225	$6.51
Cancellations and forfeitures	(78)	6.51
Unvested at November 29, 2016	147	$6.51

The fair value of restricted stock and RSU awards is based on the closing price of our common stock on the date prior to the grant date. At November 29, 2016, unrecognized compensation expense related to restricted stock and RSU grants expected to vest totaled $1.6 million and will be recognized over a weighted average vesting period of 1.4 years.

During the 26 weeks ended November 29, 2016, we granted 219,000 restricted shares to non-employee directors under the terms of the SIP.  These shares cliff vest over a one year period following the grant date of the award.

During the 26 weeks ended November 29, 2016, we granted 318,000 service-based RSUs to certain employees under the terms of the SIP and 1996 SIP. The service-based RSUs will vest in three equal installments over a three-year period following the date of grant.

Phantom Stock Units

We began granting phantom stock units during fiscal year 2017. Each phantom stock unit entitles the recipient to receive a cash payment equal to the value of a single share of our common stock upon vesting. During the second quarter of fiscal year 2017, we granted 81,000 service-based phantom stock units to our Interim Chief Executive Officer. The phantom stock units will cliff vest at the end of fiscal year 2017.

Also during the second quarter of fiscal year 2017, we granted 407,000 service-based phantom stock units to our senior executive team. The phantom stock units will cliff vest two years following the grant date of the award.

During the first quarter of fiscal year 2017, we granted 571,000 performance-based phantom stock units that will vest approximately three years after the grant date. Vesting of the performance-based phantom stock units is contingent upon the Company’s achievement of a same-restaurant sales performance condition related to the next three fiscal years. During the 13 weeks ended November 29, 2016, 210,000 of these performance-based phantom stock units were forfeited primarily in connection with the departure of our former President and Chief Executive Officer.

Included in our Condensed Consolidated Balance Sheets are amounts within Accrued liabilities: Payroll and related costs of $0.1 million as of November 29, 2016 and amounts within Other deferred liabilities of $0.2 million as of both November 29, 2016 and May 31, 2016 relating to all of our long-term incentive awards that will settle in cash.

Included within General and administrative expenses in our Consolidated Statements of Operations and Comprehensive Loss is share-based compensation expense of $1.6 million and $2.5 million for the 13 and 26 weeks ended November 29, 2016, respectively, and $1.0 million and $0.7 million for the 13 and 26 weeks ended December 1, 2015.

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

12. Fair Value Measurements

The following table presents the fair values of our financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall (in thousands):

	Level	November 29, 2016	May 31, 2016
Deferred compensation plan – Assets	1	$6,098	$6,660
Deferred compensation plan – Liabilities	1	(6,098)	(6,660)

There were no transfers among levels within the fair value hierarchy during the 26 weeks ended November 29, 2016.

The Deferred Compensation Plan and the Ruby Tuesday, Inc. Restated Deferred Compensation Plan (the “Predecessor Plan”) are unfunded, non-qualified deferred compensation plans for eligible employees. Assets earmarked to pay benefits under the Deferred Compensation Plan and Predecessor Plan are held by a rabbi trust. We report the accounts of the rabbi trust in our Consolidated Financial Statements. The investments held by these plans are considered trading securities and are reported at fair value based on third-party broker statements. The realized and unrealized holding gains and losses related to these other investments, as well as the offsetting compensation expense, is recorded in General and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss.

The investment in RTI common stock and related liability payable in RTI common stock, which are reflected in Shareholders’ Equity in the Consolidated Balance Sheets, are excluded from the fair value table above as these are considered treasury shares and reported at cost.

The following table presents the fair values on our Condensed Consolidated Balance Sheets as of November 29, 2016 for those assets and liabilities measured on a non-recurring basis (in thousands):

	Fair Value Measurements
	Level	November 29, 2016
Long-lived assets held for use	2	$1,806
Long-lived assets held for sale	2	1,814
Total		$3,620

The following table presents the losses recognized during the 13 and 26 weeks ended November 29, 2016 and December 1, 2015 resulting from fair value measurements of assets and liabilities measured on a non-recurring basis. The amounts presented are included in Closures and impairments, net in our Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 29, 2016	December 1, 2015	November 29, 2016	December 1, 2015
Long-lived assets held for use	$10,822	$5,957	$15,016	$8,442
Long-lived assets held for sale	426	258	2,812	350
Lime Fresh trademark	–	1,999	–	1,999
Long-lived asset impairments	$11,248	$8,214	$17,828	$10,791

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

Our financial instruments at November 29, 2016 and May 31, 2016 consisted of cash and cash equivalents, accounts receivable and payable, and long-term debt. The fair values of cash and cash equivalents and accounts receivable and payable approximated their carrying values because of the short-term nature of these instruments. The carrying amounts and fair values of our long-term debt, which are not measured on a recurring basis using fair value, are as follows (in thousands):

	November 29, 2016		May 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (Level 2)	$223,042	$218,087	$223,526	$223,212

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

Condensed Consolidating Balance Sheet

As of November 29, 2016

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$38,459	$106	$–	$38,565
Accounts and other receivables	2,089	4,929	–	7,018
Inventories	15,520	5,737	–	21,257
Income tax receivable	169,619	–	(164,406)	5,213
Other current assets	20,035	16,321	–	36,356
Total current assets	245,722	27,093	(164,406)	108,409

Property and equipment, net	469,396	148,037	–	617,433
Investment in subsidiaries	74,349	–	(74,349)	–
Due from/(to) subsidiaries	93,762	219,764	(313,526)	–
Other assets	39,006	4,487	–	43,493
Total assets	$922,235	$399,381	$(552,281)	$769,335

Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable	$18,488	$4,980	$–	$23,468
Accrued and other current liabilities	48,061	19,524	–	67,585
Deferred revenue – gift cards	(377)	15,157	–	14,780
Current maturities of long-term debt,
including capital leases	(1,110)	14,739	–	13,629
Income tax payable	–	164,406	(164,406)	–
Total current liabilities	65,062	218,806	(164,406)	119,462

Long-term debt and capital leases,
less current maturities	209,609	–	–	209,609
Due to/(from) subsidiaries	219,764	93,762	(313,526)	–
Other deferred liabilities	94,492	12,464	–	106,956
Total liabilities	588,927	325,032	(477,932)	436,027

Shareholders’ equity:
Common stock	606	–	–	606
Capital in excess of par value	78,398	–	–	78,398
Retained earnings	263,702	74,349	(74,349)	263,702
Accumulated other comprehensive loss	(9,398)	–	–	(9,398)
Total shareholders’ equity	333,308	74,349	(74,349)	333,308

Total liabilities & shareholders’ equity	$922,235	$399,381	$(552,281)	$769,335

Condensed Consolidating Balance Sheet

As of May 31, 2016

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$67,208	$133	$–	$67,341
Accounts and other receivables	8,102	4,725	–	12,827
Inventories	15,401	6,194	–	21,595
Income tax receivable	167,065	–	(164,062)	3,003
Other current assets	11,282	4,868	–	16,150
Total current assets	269,058	15,920	(164,062)	120,916

Property and equipment, net	501,482	169,768	–	671,250
Investment in subsidiaries	98,929	–	(98,929)	–
Due from/(to) subsidiaries	76,208	213,816	(290,024)	–
Other assets	40,626	5,125	–	45,751
Total assets	$986,303	$404,629	$(553,015)	$837,917

Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable	$17,405	$4,736	$–	$22,141
Accrued and other current liabilities	36,155	13,122	–	49,277
Deferred revenue – gift cards	(481)	16,835	–	16,354
Current maturities of long-term debt,
including capital leases	(1,067)	11,001	–	9,934
Income tax payable	–	164,062	(164,062)	–
Total current liabilities	52,012	209,756	(164,062)	97,706

Long-term debt and capital leases,
less current maturities	209,058	4,745	–	213,803
Due to/(from) subsidiaries	213,816	76,208	(290,024)	–
Other deferred liabilities	103,637	14,991	–	118,628
Total liabilities	578,523	305,700	(454,086)	430,137

Shareholders’ equity:
Common stock	601	–	–	601
Capital in excess of par value	75,938	–	–	75,938
Retained earnings	341,350	98,929	(98,929)	341,350
Accumulated other comprehensive loss	(10,109)	–	–	(10,109)
Total shareholders’ equity	407,780	98,929	(98,929)	407,780

Total liabilities & shareholders’ equity	$986,303	$404,629	$(553,015)	$837,917

Condensed Consolidating Statement of Operations and

Comprehensive Loss

For the Thirteen Weeks Ended November 29, 2016

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$157,321	$56,494	$–	$213,815
Franchise revenue	–	904	–	904
Total revenue	157,321	57,398	–	214,719

Operating costs and expenses:
Cost of goods sold	45,706	16,436	–	62,142
Payroll and related costs	58,089	22,329	–	80,418
Other restaurant operating costs	34,281	12,339	–	46,620
Depreciation and amortization	7,668	2,820	–	10,488
General and administrative expenses	11,039	7,355	–	18,394
Intercompany general and administrative allocations	8,694	(8,694)	–	–
Marketing expenses, net	10,478	3,547	–	14,025
Closures and impairments, net	10,187	5,521	–	15,708
Equity in losses of subsidiaries	775	–	(775)	–
Interest expense, net	4,559	285	–	4,844
Intercompany interest expense/(income)	2,995	(2,995)	–	–
Total operating costs and expenses	194,471	58,943	(775)	252,639

Loss before income taxes	(37,150)	(1,545)	775	(37,920)
(Benefit)/provision for income taxes	806	(770)	–	36

Net loss	$(37,956)	$(775)	$775	$(37,956)

Other comprehensive income:
Pension liability reclassification	355	–	–	355
Total comprehensive loss	$(37,601)	$(775)	$775	$(37,601)

Condensed Consolidating Statement of Operations and

Comprehensive Loss

For the Twenty-Six Weeks Ended November 29, 2016

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$342,409	$127,170	$–	$469,579
Franchise revenue	10	1,787	–	1,797
Total revenue	342,419	128,957	–	471,376

Operating costs and expenses:
Cost of goods sold	97,888	36,444	–	134,332
Payroll and related costs	121,664	49,361	–	171,025
Other restaurant operating costs	75,257	28,726	–	103,983
Depreciation and amortization	15,756	5,961	–	21,717
General and administrative expenses	19,080	15,403	–	34,483
Intercompany general and administrative allocations	19,057	(19,057)	–	–
Marketing expenses, net	21,823	7,698	–	29,521
Closures and impairments, net	26,771	19,129	–	45,900
Equity in losses of subsidiaries	9,807	–	(9,807)	–
Interest expense, net	9,141	580	–	9,721
Intercompany interest expense/(income)	5,948	(5,948)	–	–
Total operating costs and expenses	422,192	138,297	(9,807)	550,682

Loss before income taxes	(79,773)	(9,340)	9,807	(79,306)
(Benefit)/provision for income taxes	(2,125)	467	–	(1,658)

Net loss	$(77,648)	$(9,807)	$9,807	$(77,648)

Other comprehensive income:
Pension liability reclassification	710	–	–	710
Total comprehensive loss	$(76,938)	$(9,807)	$9,807	$(76,938)

Condensed Consolidating Statement of Operations and

Comprehensive Loss

For the Thirteen Weeks Ended December 1, 2015

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$187,112	$72,218	$–	$259,330
Franchise revenue	115	1,511	–	1,626
Total revenue	187,227	73,729	–	260,956

Operating costs and expenses:
Cost of goods sold	50,775	19,530	–	70,305
Payroll and related costs	64,917	27,367	–	92,284
Other restaurant operating costs	41,024	15,361	–	56,385
Depreciation and amortization	9,170	3,766	–	12,936
General and administrative expenses	5,792	8,364	–	14,156
Intercompany general and administrative allocations	10,336	(10,336)	–	–
Marketing expenses, net	10,007	3,685	–	13,692
Closures and impairments, net	9,498	2,574	–	12,072
Equity in earnings of subsidiaries	(1,265)	–	1,265	–
Interest expense, net	4,652	453	–	5,105
Intercompany interest expense/(income)	3,016	(3,016)	–	–
Total operating costs and expenses	207,922	67,748	1,265	276,935

(Loss)/income before income taxes	(20,695)	5,981	(1,265)	(15,979)
(Benefit)/provision for income taxes	(4,896)	4,716	–	(180)
Net (loss)/income	$(15,799)	$1,265	$(1,265)	$(15,799)

Other comprehensive income:
Pension liability reclassification, net of tax	506	–	–	506
Total comprehensive (loss)/income	$(15,293)	$1,265	$(1,265)	$(15,293)

Condensed Consolidating Statement of Operations and

Comprehensive Loss

For the Twenty-Six Weeks Ended December 1, 2015

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$388,528	$148,709	$–	$537,237
Franchise revenue	130	3,069	–	3,199
Total revenue	388,658	151,778	–	540,436

Operating costs and expenses:
Cost of goods sold	106,003	40,543	–	146,546
Payroll and related costs	132,258	55,361	–	187,619
Other restaurant operating costs	86,226	32,366	–	118,592
Depreciation and amortization	18,297	7,445	–	25,742
General and administrative expenses	16,483	13,595	–	30,078
Intercompany general and administrative allocations	21,462	(21,462)	–	–
Marketing expenses, net	19,905	7,261	–	27,166
Closures and impairments, net	12,087	2,697	–	14,784
Equity in earnings of subsidiaries	(13,231)	–	13,231	–
Interest expense, net	9,250	1,855	–	11,105
Intercompany interest expense/(income)	5,991	(5,991)	–	–
Total operating costs and expenses	414,731	133,670	13,231	561,632

(Loss)/income before income taxes	(26,073)	18,108	(13,231)	(21,196)
(Benefit)/provision for income taxes	(6,080)	4,877	–	(1,203)
Net (loss)/income	$(19,993)	$13,231	$(13,231)	$(19,993)

Other comprehensive income:
Pension liability reclassification, net of tax	462	–	–	462
Total comprehensive (loss)/income	$(19,531)	$13,231	$(13,231)	$(19,531)

Condensed Consolidating Statement of Cash Flows

For the Twenty-Six Weeks Ended November 29, 2016

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated

Net cash (used)/provided by operating activities	$(35,701)	$18,984	$(8,824)	$(25,541)

Investing activities:
Purchases of property and equipment	(13,481)	(3,309)	–	(16,790)
Proceeds from disposal of assets	12,205	53	–	12,258
Other, net	2,338	–	–	2,338
Net cash provided/(used) by investing activities	1,062	(3,256)	–	(2,194)

Financing activities:
Principal payments on long-term debt	(15)	(983)	–	(998)
Stock repurchases	(26)	–	–	(26)
Payments for debt issuance costs	(17)	–	–	(17)
Intercompany dividend	–	(14,772)	14,772	–
Other intercompany transactions	5,948	–	(5,948)	–
Net cash provided/(used) by financing activities	5,890	(15,755)	8,824	(1,041)

Decrease in cash and cash equivalents	(28,749)	(27)	–	(28,776)
Cash and cash equivalents:
Beginning of fiscal year	67,208	133	–	67,341
End of quarter	$38,459	$106	$–	$38,565

Condensed Consolidating Statement of Cash Flows

For the Twenty-Six Weeks Ended December 1, 2015

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated

Net cash (used)/provided by operating activities	$(24,693)	$30,215	$(18,917)	$(4,131)

Investing activities:
Purchases of property and equipment	(15,296)	(4,992)	–	(20,288)
Proceeds from disposal of assets	3,665	–	–	3,665
Other, net	313	–	–	313
Net cash used by investing activities	(11,318)	(4,992)	–	(16,310)

Financing activities:
Principal payments on long-term debt	(15)	(9,586)	–	(9,601)
Stock repurchases	(9)	–	–	(9)
Payments for debt issuance costs	(29)	–	–	(29)
Intercompany dividend	–	(15,644)	15,644	–
Other intercompany transactions	5,991	–	(5,991)	–
Net cash provided/(used) by financing activities	5,938	(25,230)	9,653	(9,639)

Decrease in cash and cash equivalents	(30,073)	(7)	–	(30,080)
Cash and cash equivalents:
Beginning of fiscal year	75,034	297	–	75,331
End of quarter	$44,961	$290	$–	$45,251

14. Recently Issued Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Payments (“ASU 2016-15”), which provides clarification regarding how certain cash receipts and cash payments should be presented and classified in the statement of cash flows. The guidance addresses eight specific cash flow issues with the objective to reduce diversity in practice of how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods therein (our fiscal year 2019). Early application is permitted. We do not believe the adoption of this guidance will have a material impact on our Condensed Consolidated Financial Statements.

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

In May 2014, the FASB and International Accounting Standards Board jointly issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 will replace almost all existing revenue recognition guidance, including industry specific guidance, upon its effective date. The standard’s core principle is for a company to recognize revenue when it transfers goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled. A company may also need to use more judgment and make more estimates when recognizing revenue, which could result in additional disclosures. ASU 2014-09 also provides guidance for transactions that were not addressed comprehensively in previous guidance, such as the recognition of breakage income from the sale of gift cards. The standard permits the use of either the retrospective or cumulative effect transition method. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (our fiscal year 2019), with early application permitted in the first quarter of 2017. We do not expect the adoption of this guidance to impact our recognition of Company-owned restaurants sales and operating revenue or our recognition of continuing fees from franchisees, which are based on a percentage of franchise sales. We have not yet selected a transition method and are continuing to evaluate the impact of this guidance on our less significant revenue transactions, such as initial franchise license fees.

Additionally, in March and April 2016, the FASB issued the following amendments to ASU 2014-09 to clarify the implementation guidance: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. Under the new guidance, expected gift card breakage income will be required to be recognized proportionately as redemption occurs. Our current accounting policy of recognizing gift card breakage income applying the remote method will no longer be allowed. The timing of transition of this guidance is consistent with the new revenue recognition standard as discussed above. We expect to implement the provisions of ASU 2014-09 and the related amendments in the same period.

15. Subsequent Events

As previously discussed in Note 6 to the Condensed Consolidated Financial Statements, we did not attain as of November 29, 2016 the minimum fixed charge coverage ratio as required under the terms of the Senior Credit Facility and our mortgage loan obligations. We obtained waivers of this covenant violation through January 31, 2017 from the lenders of the Senior Credit Facility and our mortgage loan obligations on December 31, 2016 and December 30, 2016, respectively. Among other things, the waivers under Senior Credit Facility and mortgage loan obligations restrict our ability to make certain acquisitions and investments, and reduces the amount we may borrow pursuant to the revolving loan commitment under the Senior Credit Facility from $50.0 million (including a $25.0 million sublimit for standby letters of credit), to $16.1 million through January 31, 2017.

As of the date of this filing, we are in discussions with our lenders to amend the Senior Credit Facility and mortgage loan obligations. These amendments are anticipated to include adjustments to both the maximum leverage and minimum fixed charge coverage ratios. There are no assurances that our lenders will provide any future waivers of covenant violations or agree to these, or any future, amendments of our Senior Credit Facility and mortgage loan obligations.

As previously mentioned in Note 7 to the Condensed Consolidated Financial Statements, we had a liability for future lease obligations of $24.7 million as of November 29, 2016. Since then and through the date of this filing, we settled nine of these leases for $3.2 million, which approximated the amount of our accrual for those leases at November 29, 2016.

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

Introduction

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”), owns and operates Ruby Tuesday® casual dining restaurants. We also franchise the Ruby Tuesday concept in select domestic and international markets. As of November 29, 2016, we owned and operated 546, and franchised 67, Ruby Tuesday restaurants. Ruby Tuesday restaurants can be found in 42 states, 14 foreign countries, and Guam.

On August 11, 2016, following a comprehensive review of the Company’s property portfolio and in conjunction with the launch of a Fresh Start initiative as discussed below, we announced a plan to close 95 Company-owned restaurants with perceived limited upside due to market concentration, challenged trade areas, and other factors. The plan was designed to streamline the organization through asset rationalization, improve financial profitability, and ultimately create long-term value for shareholders. All of the identified restaurants were closed during the first quarter of fiscal year 2017.

In an effort to focus on our core Ruby Tuesday concept, during the second quarter of fiscal year 2016 we entered into an agreement to sell our eight remaining Company-owned Lime Fresh Mexican Grill® (“Lime Fresh”) restaurants, six of which we closed and transferred to the buyer during fiscal year 2016. During the 26 weeks ended November 29, 2016, we completed the closure and transfer of the two remaining Lime Fresh restaurants.

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

Enhancing Our Business Model

We have developed a long-term strategy to reduce our overall cost structure in the areas of cost of goods sold, payroll and related costs, and general and administrative expenses. We have also implemented enhanced business processes and capabilities, such as an inventory/food waste management system that we expect should benefit our business model by reducing food waste and manager time on inventory management leading to a better customer experience and improved profitability.

Launch of Fresh Start Initiative

In August 2016, we announced the launch of our Fresh Start initiative which is intended to streamline our organization, improve financial profitability and ultimately create long-term value for our shareholders. The Fresh Start initiative was developed to drive more significant topline growth and profitability over time by re-engaging with more women and young families, which we believe represents the largest opportunity for incremental sales growth. The key components of the Fresh Start initiative will be rolled out in phases across multiple markets and include:

●

The Asset Rationalization Plan which involved a comprehensive unit-level review and analysis of the sales, cash flows and other key performance metrics of our corporate-owned restaurant properties, as well as site location, market positioning and lease status. Based upon our findings, we concluded that it was in the Company’s and our shareholders’ best interest to close 95 underperforming restaurants during the first quarter of fiscal year 2017.

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

Results of Operations

The following is an overview of our results of operations for the 13- and 26- week periods ended November 29, 2016:

Net loss was $38.0 million for the 13 weeks ended November 29, 2016 compared to $15.8 million for the corresponding period of the previous fiscal year. Diluted loss per share for the 13 weeks ended November 29, 2016 was $0.63 compared to $0.26 for the corresponding period of the prior fiscal year as a result of an increase in net loss as discussed later within this MD&A.

During the 13 weeks ended November 29, 2016:

●

Same-restaurant sales* at Company-owned Ruby Tuesday restaurants decreased 4.1% compared to the corresponding period of the prior fiscal year, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants decreased 5.2%;

●	One Company-owned Ruby Tuesday restaurant was closed;
●	One franchised Ruby Tuesday restaurant was closed;
●	One Company-owned Lime Fresh restaurant was closed; and
●

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

Net loss was $77.6 million for the 26 weeks ended November 29, 2016 compared to $20.0 million for the corresponding period of the previous fiscal year. Diluted loss per share for the 26 weeks ended November 29, 2016 was $1.29 compared to $0.33 for the corresponding period of the prior fiscal year as a result of an increase in net loss as discussed later within this MD&A.

During the 26 weeks ended November 29, 2016:

●

Same-restaurant sales* at Company-owned Ruby Tuesday restaurants decreased 3.4% compared to the corresponding period of the prior fiscal year, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants decreased 2.3%;

●

95 Company-owned Ruby Tuesday restaurants were closed in connection with our Fresh Start initiative, which resulted in additional closed restaurant lease reserves, inventory write-off, severance benefits, and other closing expense of $26.0 million;

●	Five Company-owned Ruby Tuesday restaurants were closed as expected at, or near, lease expiration;
●	One franchised Ruby Tuesday restaurant was opened and 12 were closed;

●	Two Company-owned Lime Fresh restaurants were closed; and
●

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

Operating Loss

The following table sets forth selected restaurant operating data as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, for the periods indicated. All information is derived from our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

	Thirteen weeks ended		Twenty-six weeks ended
	November 29, 2016	December 1, 2015	November 29, 2016	December 1, 2015
Restaurant sales and operating revenue	99.6%	99.4%	99.6%	99.4%
Franchise revenue	0.4	0.6	0..4	0.6
Total revenue	100.0	100.0	100.0	100.0
Operating costs and expenses:
Cost of goods sold (1)	29.1	27.1	28.6	27.3
Payroll and related costs (1)	37.6	35.6	36.4	34.9
Other restaurant operating costs (1)	21.8	21.7	22.1	22.1
Depreciation and amortization (1)	4.9	5.0	4.6	4.8
General and administrative expenses	8.6	5.4	7.3	5.6
Marketing expenses, net	6.5	5.2	6.3	5.0
Closures and impairments, net	7.3	4.6	9.8	2.7
Interest expense, net	2.3	2.0	2.1	2.1
Total operating costs and expenses	117.7	106.1	116.8	103.9
Loss before income taxes	(17.7)	(6.1)	(16.8)	(3.9)
Provision/(benefit) for income taxes	0.0	(0.1)	(0.4)	(0.2)
Net loss	(17.7)%	(6.1)%	(16.5)%	(3.7)%

(1)     As a percentage of restaurant sales and operating revenue.

The following table shows Company-owned Ruby Tuesday and Lime Fresh concept restaurant activity for the 13 and 26 weeks ended November 29, 2016 and December 1, 2015:

	Ruby Tuesday	Lime Fresh	Total
13 weeks ended November 29, 2016
Beginning number	547	1	548
Closed	(1)	(1)	(2)
Ending number	546	–	546

26 weeks ended November 29, 2016
Beginning number	646	2	648
Closed	(100)	(2)	(102)
Ending number	546	–	546

13 weeks ended December 1, 2015
Beginning number	656	19	675
Closed	(1)	(11)	(12)
Ending number	655	8	663

26 weeks ended December 1, 2015
Beginning number	658	19	677
Closed	(3)	(11)	(14)
Ending number	655	8	663

The following table shows franchised Ruby Tuesday concept restaurant activity for the 13 and 26 weeks ended November 29, 2016 and December 1, 2015:

	Thirteen weeks ended		Twenty-six weeks ended
	November 29, 2016	December 1, 2015	November 29, 2016	December 1, 2015
Beginning number	68	78	78	78
Opened	–	–	1	2
Closed	(1)	–	(12)	(2)
Ending number	67	78	67	78

Revenue

Restaurant sales and operating revenue for the 13 weeks ended November 29, 2016 decreased 17.6% to $213.8 million compared to the corresponding period of the prior fiscal year. This decrease is primarily a result of restaurant closings since the corresponding period of the prior fiscal year, 95 of which closed during the first quarter of fiscal year 2017 in connection with our Asset Rationalization Plan as discussed previously within this MD&A, coupled with a 4.1% decrease in same-restaurant sales at Company-owned Ruby Tuesday restaurants. The decrease in Ruby Tuesday concept same-restaurant sales is attributable to a 2.8% decrease in customer traffic coupled with a 1.3% decrease in net check. The 95 restaurants that closed during the first quarter of fiscal year 2017 produced revenues of $27.7 million during the 13 weeks ended December 1, 2015.

Franchise revenue for the 13 weeks ended November 29, 2016 decreased 44.4% to $0.9 million compared to the corresponding period of the prior fiscal year. Franchise revenue is predominantly comprised of domestic and international royalties, which totaled $0.9 million and $1.6 million for the 13 weeks ended November 29, 2016 and December 1, 2015, respectively. The decrease compared to the corresponding period of the prior fiscal year is primarily the result of the closure of ten restaurants by one of our domestic franchisees, the sale of our Lime Fresh franchising rights, and the royalty fee payment default of one of our international franchisees since the corresponding period of the prior fiscal year.

Restaurant sales and operating revenue for the 26 weeks ended November 29, 2016 decreased 12.6% to $469.6 million compared to the corresponding period of the prior fiscal year. This decrease is primarily a result of restaurant closings since the corresponding period of the prior fiscal year, 95 of which closed during the first quarter of fiscal year 2017, coupled with a 3.4% decrease in same-restaurant sales at Company-owned Ruby Tuesday restaurants. The decrease in Ruby Tuesday concept same-restaurant sales is attributable to a 2.9% decrease in customer traffic coupled with a 0.5% decrease in net check. The 95 restaurants that closed during the first quarter of fiscal year 2017 produced revenues of $22.8 million and $57.7 million during the 26 weeks ended November 29, 2016 and December 1, 2015, respectively.

Franchise revenue for the 26 weeks ended November 29, 2016 decreased 43.8% to $1.8 million compared to the corresponding period of the prior fiscal year. Franchise revenue is predominantly comprised of domestic and international royalties, which totaled $1.8 million and $3.1 million for the 26 weeks ended November 29, 2016 and December 1, 2015, respectively. The decrease compared to the corresponding period of the prior fiscal year is primarily for the same reasons as discussed above for the 13-week period ended November 29, 2016.

Pre-tax Loss

Pre-tax loss increased $21.9 million to $37.9 million for the 13 weeks ended November 29, 2016 compared to the corresponding period of the prior fiscal year. The increase in pre-tax loss is due primarily to higher closures and impairments expense ($3.6 million), a decrease in same-restaurant sales of 4.1% at Company-owned Ruby Tuesday restaurants, and an increase, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of costs of goods sold, payroll and related costs, other restaurant operating costs, general and administrative expenses, and marketing expenses, net. These were partially offset by a decrease in interest expense, net ($0.3 million) and a decrease, as a percentage of restaurant sales and operating revenue, of depreciation and amortization.

Pre-tax loss increased $58.1 million to $79.3 million for the 26 weeks ended November 29, 2016 compared to the corresponding period of the prior fiscal year. The increase in pre-tax loss is due primarily to higher closures and impairments expense ($31.1 million), a decrease in same-restaurant sales of 3.4% at Company-owned Ruby Tuesday restaurants, and an increase, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of costs of goods sold, payroll and related costs, general and administrative expense, and marketing expenses, net. The increase was partially offset by a decrease in interest expense, net ($1.4 million) and a decrease, as a percentage of restaurant sales and operating revenue, of depreciation and amortization.

In the paragraphs that follow, we discuss in more detail the components of the changes in pre-tax loss for the 13 and 26 weeks ended November 29, 2016 compared to the corresponding periods of the prior fiscal year. Because a significant portion of the costs recorded in the cost of goods sold, payroll and related costs, other restaurant operating costs, and depreciation categories are either variable or highly correlate with the number of restaurants we operate, we evaluate our trends by comparing the costs as a percentage of restaurant sales and operating revenue, as well as the absolute dollar change, to the comparable prior fiscal year period.

Cost of Goods Sold
Cost of goods sold decreased $8.2 million (11.6%) to $62.1 million for the 13 weeks ended November 29, 2016, compared to the corresponding period of the prior fiscal year. As a percentage of restaurant sales and operating revenue, cost of goods sold increased from 27.1% to 29.1%. Excluding the $8.0 million decrease from the elimination of the 95 restaurants closed during the first quarter of fiscal year 2017 as part of our Asset Rationalization Plan as discussed previously within this MD&A, cost of merchandise decreased $0.2 million.

Cost of goods sold decreased $12.2 million (8.3%) to $134.3 million for the 26 weeks ended November 29, 2016, compared to the corresponding period of the prior fiscal year. As a percentage of restaurant sales and operating revenue, cost of goods sold increased from 27.3% to 28.6%. Excluding the $10.0 million decrease from the elimination of the 95 restaurants closed during the first quarter of fiscal year 2017, cost of merchandise decreased $2.2 million.

The absolute dollar decrease in cost of goods sold for the 13 and 26 weeks ended November 29, 2016 not attributable to the closing of 95 restaurants was primarily the result of a decline in same-restaurant sales coupled with cost savings from our inventory management system. These were partially offset by price increases on certain commodity items since the corresponding periods of the prior fiscal year, a shift in menu mix associated with promotional activity, and settlement proceeds received during the corresponding periods of the prior fiscal year from a class-action lawsuit against a former vendor.

As a percentage of restaurant sales and operating revenue, the increase in cost of goods sold for the 13 and 26 weeks ended November 29, 2016 is primarily the result of price increases on certain commodity items and a shift in menu mix associated with menu changes and promotional activity since the corresponding periods of the prior fiscal year as discussed above.

Payroll and Related Costs
Payroll and related costs decreased $11.9 million (12.9%) to $80.4 million for the 13 weeks ended November 29, 2016 compared to the corresponding period of the prior fiscal year. As a percentage of restaurant sales and operating revenue, payroll and related costs increased from 35.6% to 37.6%. Excluding the $12.0 million decrease from the elimination of the 95 restaurants closed during the first quarter of fiscal year 2017, payroll and related costs increased $0.1 million.

Payroll and related costs decreased $16.6 million (8.8%) to $171.0 million for the 26 weeks ended November 29, 2016 compared to the corresponding period of the prior fiscal year. As a percentage of restaurant sales and operating revenue, payroll and related costs increased from 34.9% to 36.4%. Excluding the $13.8 million decrease from the elimination of the 95 restaurants closed during the first quarter of fiscal year 2017, payroll and related costs decreased $2.8 million.

 The absolute dollar decrease in payroll and related costs for the 26 weeks ended November 29, 2016 not attributable to the closing of 95 restaurants was primarily the result of decreased management labor costs and lower health insurance due to favorable claims experience since the corresponding period of the prior fiscal year. These reductions were partially offset by wage inflation and higher workers’ compensation costs due to unfavorable claims experience.

As a percentage of restaurant sales and operating revenue, the increase in payroll and related costs for the 13 and 26 weeks ended November 29, 2016 is primarily the result of wage inflation and loss of leveraging associated with lower sales volumes.

Other Restaurant Operating Costs
Other restaurant operating costs decreased $9.8 million (17.3%) to $46.6 million for the 13 weeks ended November 29, 2016 compared to the corresponding period of the prior fiscal year. As a percentage of restaurant sales and operating revenue, other restaurant operating costs increased from 21.7% to 21.8% due to loss of leveraging with lower sales volumes. Excluding the $8.2 million decrease from the elimination of the 95 restaurants closed during the first quarter of fiscal year 2017, other restaurant operating costs decreased $1.6 million.

For the 13 weeks ended November 29, 2016, the decrease in other restaurant operating costs not attributable to the 95 restaurant closings related to the following (in thousands):

Rent and leasing	$1,436
Utilities	224
Other increases, net	(73)
Net decrease	$1,587

The absolute dollar decrease in other restaurant operating costs for the 13 weeks ended November 29, 2016 was a result of lower rent and leasing and utilities, which was due in part to restaurant closures other than the 95 that closed as part of the Asset Rationalization Project since the corresponding period of the prior fiscal year.

Other restaurant operating costs decreased $14.6 million (12.3%) to $104.0 million for the 26 weeks ended November 29, 2016 compared to the corresponding period of the prior fiscal year. As a percentage of restaurant sales and operating revenue, other restaurant operating costs were consistent with the corresponding period of the prior fiscal year at 22.1% as lower costs as discussed below were offset by a loss of leveraging associated with lower sales volumes. Excluding the $9.6 million decrease from the elimination of the 95 restaurants closed during the first quarter of fiscal year 2017, other restaurant operating costs decreased $5.0 million.

For the 26 weeks ended November 29, 2016, the decrease in other restaurant operating costs not attributable to the 95 restaurant closings related to the following (in thousands):

Rent and leasing	$2,732
Repairs	1,022
Utilities	782
Other decreases, net	441
Net decrease	$4,977

The absolute dollar decrease in other restaurant operating costs for the 26 weeks ended November 29, 2016 was a result of lower rent and leasing, restaurant repairs, and utilities for similar reasons as discussed above for the 13-week period.

Depreciation and Amortization
Depreciation and amortization expense decreased $2.4 million (18.9%) to $10.5 million for the 13 weeks ended November 29, 2016 compared to the corresponding period of the prior fiscal year. As a percentage of restaurant sales and operating revenue, depreciation expense decreased from 5.0% to 4.9%. Excluding the $1.3 million decrease from the elimination of the 95 restaurants closed during the first quarter of fiscal year 2017, depreciation and amortization decreased $1.1 million.

Depreciation and amortization expense decreased $4.0 million (15.6%) to $21.7 million for the 26 weeks ended November 29, 2016 compared to the corresponding period of the prior fiscal year. As a percentage of restaurant sales and operating revenue, depreciation expense decreased from 4.8% to 4.6%. Excluding the $2.3 million decrease from the elimination of the 95 restaurants closed during the first quarter of fiscal year 2017, depreciation and amortization decreased $1.7 million.

The absolute dollar decrease in depreciation and amortization for the 13 and 26 weeks ended November 29, 2016 is the result of assets that became fully depreciated or were impaired since the corresponding periods of the prior fiscal year coupled with restaurant closures not related to the Asset Rationalization Plan.

General and Administrative Expenses
General and administrative expenses increased $4.2 million (29.9%) to $18.4 million for the 13 weeks ended November 29, 2016 compared to the corresponding period of the prior fiscal year.

General and administrative expenses increased $4.4 million (14.6%) to $34.5 million for the 26 weeks ended November 29, 2016 compared to the corresponding period of the prior fiscal year.

The increase in general and administrative expenses for the 13 and 26 weeks ended November 29, 2016 is primarily due to higher severance as a result of the departure of our former Chief Executive Officer, an increase in share-based compensation expense as a result of the accelerated vesting of certain of our former Chief Executive Officer’s share-based awards upon his departure coupled with a forfeiture credit in the corresponding periods of the prior fiscal year, and higher legal fees. These were partially offset by lower employee pension-related costs and a reduction in the accrual for executive bonus.

Marketing Expenses, Net
Marketing expenses, net increased $0.3 million (2.4%) to $14.0 million for the 13 weeks ended November 29, 2016 compared to the corresponding period of the prior fiscal year.

Marketing expenses, net increased $2.4 million (8.7%) to $34.5 million for the 26 weeks ended November 29, 2016 compared to the corresponding period of the prior fiscal year.

The increase in marketing expenses, net for both the 13 and 26 weeks ended November 29, 2016 is primarily a result of higher internet, direct mail, and other promotional advertising costs offset by decreases in television, magazine, and newspaper advertising.

Closures and Impairments, Net

Closures and impairments, net increased $3.6 million to $15.7 million for the 13 weeks ended November 29, 2016, as compared to the corresponding period of the prior fiscal year. The increase is primarily due to higher property impairment charges ($5.0 million), higher losses on the sale of surplus properties ($2.7 million), and increased other closing costs ($2.1 million). These were partially offset by lower closed restaurant lease reserve expense ($3.8 million), decreases in severance benefits ($0.3 million), a partial impairment of the Lime Fresh trademark ($2.0 million) during the corresponding period of the prior fiscal year, and the gain on sale of the Lime Fresh Mexican Grill assets ($0.1 million).

Closures and impairments, net increased $31.1 million to $45.9 million for the 26 weeks ended November 29, 2016, as compared to the corresponding period of the prior fiscal year. The increase is primarily due to higher closed restaurant lease reserve expense ($13.3 million), property impairment charges ($9.0 million), and inventory write-off, severance benefits, and other closing costs ($7.6 million), coupled with higher losses on the sale of surplus properties ($3.3 million). These were partially offset by a partial impairment of the Lime Fresh trademark ($2.0 million) during the corresponding period of the prior fiscal year and the gain on sale of the Lime Fresh Mexican Grill assets ($0.1 million).

As previously discussed in Note 7 to the Condensed Consolidated Financial Statements, during the first quarter of fiscal year 2017, we closed 99 Company-owned restaurants, 95 of which were closed in connection with an asset rationalization plan announced on August 11, 2016. The plan was formulated in response to a comprehensive review of our property portfolio which included the planned closure of restaurants with perceived limited upside due to market concentration, challenged trade areas, or other factors. Included within Closures and impairments, net for the 26 weeks ended November 29, 2016 are closed restaurant lease reserves, inventory write-off, severance benefits, and other closing expense of $26.0 million related to these closures in connection with the asset rationalization plan.

See Note 7 to the Condensed Consolidated Financial Statements for further information on our closures and impairment charges recorded during the 13 and 26 weeks ended November 29, 2016 and December 1, 2015.

Within our impairment analysis for the 13-week period ended November 29, 2016, we had 44 restaurants that had either been open for more than six full quarters with rolling 12-month negative cash flows or had suppressed levels of positive cash flows. Of these restaurants, 25 have been impaired to salvage value. Of the remaining 19 restaurants, we reviewed the plans to improve cash flows and determined that no impairments were necessary. The remaining net book value of the 19 restaurants, one of which is located on an owned property, was $7.7 million at November 29, 2016.

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

Interest Expense, Net
Interest expense, net decreased $0.3 million to $4.8 million for the 13 weeks ended November 29, 2016, as compared to the corresponding period of the prior fiscal year, primarily due to the early payoff of certain mortgage loans and repurchases of our Senior Notes during the prior fiscal year.

Interest expense, net decreased $1.4 million to $9.7 million for the 26 weeks ended November 29, 2016, as compared to the corresponding period of the prior fiscal year, primarily due the same reasons as mentioned above.

Benefit for Income Taxes

We recorded tax expense that was negligible for the 13 weeks ended November 29, 2016 and a tax benefit of $1.7 million for the 26 weeks ended November 29, 2016, compared to a tax benefit of $0.2 million and $1.2 million for the 13 and 26 weeks ended December 1, 2015, respectively. Netted against our tax benefit for the 13 and 26 weeks ended November 29, 2016 were charges of $17.0 million and $33.8 million, respectively, representing increases in the valuation allowance for deferred tax assets recorded primarily against general business credit carryforwards and federal and state net operating loss carryforwards.

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

We are required to assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of, among other charges, closures and impairments, we currently reflect a three-year cumulative pre-tax loss. A cumulative pre-tax loss is given more weight than projections of future income, and a recent historical cumulative loss is considered a significant factor that is difficult to overcome. Our valuation allowance for deferred tax assets totaled $122.6 million and $89.9 million as of November 29, 2016 and May 31, 2016, respectively. Before consideration of the valuation allowance expense and including tax credits, we had an income tax benefit of $17.0 million and $35.4 million for the 13 and 26 weeks ended November 29, 2016, respectively, and $8.0 million and $11.6 million for the 13 and 26 weeks ended December 1, 2015, respectively.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of liquidity is cash provided by operations. The following table presents a summary of our cash flows from operating, investing, and financing activities for the first 26 weeks of fiscal years 2017 and 2016 (in thousands).

	Twenty-six weeks ended
	November 29, 2016	December 1, 2015
Net cash used by operating activities	$(25,541)	$(4,131)
Net cash used by investing activities	(2,194)	(16,310)
Net cash used by financing activities	(1,041)	(9,639)
Net decrease in cash and cash equivalents	$(28,776)	$(30,080)

Operating Activities

Our cash provided by operations is generally derived from cash receipts generated by our restaurant customers and franchisees.  Substantially all of the $469.6 million and $537.2 million of restaurant sales and operating revenue disclosed in our Condensed Consolidated Statements of Operations and Comprehensive Loss for the 26 weeks ended November 29, 2016 and December 1, 2015, respectively, was received in cash either at the point of sale or within two to four days (when our customers paid with debit or credit cards).  Our primary uses of cash for operating activities are food and beverage purchases, payroll and benefit costs, restaurant operating costs, general and administrative expenses, and marketing expenses, a significant portion of which are incurred and paid in the same period.

Cash used by operating activities for the 26 weeks ended November 29, 2016 was $25.5 million as compared to $4.1 million for the corresponding period of the prior fiscal year. The change is primarily the result of lower Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) for reasons previously discussed within this MD&A, which was partially offset by decreases in amounts spent to acquire inventory (approximately $3.2 million), lower cash paid for taxes ($2.4 million), and lower cash paid for interest ($1.4 million) due to the prepayment of certain of our mortgage obligations and other principal payments on our debt since the corresponding period of the prior fiscal year.

Our working capital deficiency and current ratio as of November 29, 2016 were $11.1 million and 0.9:1, respectively. As is typical in the restaurant industry, we typically carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset), debt reduction (a long-term liability), or stock repurchases (thereby reducing equity), and receivable and inventory levels are generally not significant.

Investing Activities

We require capital principally for the maintenance, upkeep, and remodeling of our existing restaurants, limited new restaurant construction, investments in technology, equipment, and on occasion for the acquisition of franchisees or other restaurant concepts. Property and equipment expenditures purchased primarily with cash on hand and/or internally-generated cash flows for the 26 weeks ended November 29, 2016 and December 1, 2015 were $16.8 million and $20.3 million, respectively. In addition, proceeds from the disposal of assets produced $12.3 million and $3.7 million of cash during the 26 weeks ended November 29, 2016 and December 1, 2015, respectively.

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

Our current borrowings and credit facilities include $212.5 million outstanding principal of 7.625% senior notes due 2020 (the “Senior Notes”), a four year revolving credit agreement (the “Senior Credit Facility”) under which we may borrow up to $50.0 million, and $14.8 million of mortgage loan obligations assumed upon franchise acquisitions. See Note 6 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for key terms and further information on our Senior Notes, Senior Credit Facility, and mortgage loan obligations.

Covenant Compliance

Under the terms of the Senior Credit Facility and our mortgage loan obligations, we are required to comply with financial covenants relating to the maintenance of a maximum leverage ratio and a minimum fixed charge coverage ratio. We are required under the Senior Credit Facility and mortgage loan obligations to maintain a maximum leverage ratio of no more than 4.30 to 1.0 and a minimum fixed charge coverage ratio of 1.65 to 1.0 for the quarter ended November 29, 2016. For the remainder of fiscal year 2017, the Senior Credit Facility and our mortgage loan obligations require us to maintain a maximum leverage ratio of 4.30 to 1.0 for our third fiscal quarter and 4.25 to 1.0 for our fourth fiscal quarter, and require us to maintain a minimum fixed charge coverage ratio of 1.65 to 1.0 for our third fiscal quarter and 1.70 to 1.0 for our fourth fiscal quarter.

As of November 29, 2016, we did not attain the minimum fixed charge coverage ratio as required under the terms of the Senior Credit Facility. While we obtained a waiver of this covenant violation through January 31, 2017 from our lenders, we believe, without certain modifications, that it is possible at some point during the next twelve months that we will again be in violation of the minimum fixed charge coverage ratio covenant.  Among other things, the waiver under Senior Credit Facility restricts our ability to make certain acquisitions and investments, and reduces the amount we may borrow pursuant to the revolving loan commitment under the Senior Credit Facility from $50.0 million (including a $25.0 million sublimit for standby letters of credit), to $16.1 million through January 31, 2017. Aside from the previously disclosed $11.1 million of letters of credit outstanding as of November 29, 2016, we had no borrowings under the Senior Credit Facility.

Additionally, as of November 29, 2016, we did not attain the minimum fixed charge coverage ratio required under the terms of the mortgage loan obligations. We have obtained a waiver of this covenant violation through January 31, 2017 from our lenders. Our $14.8 million in mortgage loan obligations as of November 29, 2016 consists of various loans acquired upon franchise acquisitions. We believe, without certain modifications, that it is possible at some point during the next twelve months that we will again be in violation of the minimum fixed charge coverage ratio covenant under our mortgage loan obligations. Accordingly, we classified all of our mortgage loan obligations within current maturities of long-term debt in our Condensed Consolidated Balance Sheet at November 29, 2016.

As of the date of this filing, we continue to work towards amendments to both our Senior Credit Facility and mortgage loan obligations. These amendments to the Senior Credit Facility and the mortgage loan obligations are anticipated to include adjustments to both the maximum leverage and minimum fixed charge coverage ratios. There are no assurances that our lenders will provide any future waivers of covenant violations or agree to these, or any future, amendments of our Senior Credit Facility or mortgage loan obligations.

Maximum  Leverage Ratio

Our maximum leverage ratio covenant is an Adjusted Total Debt to Consolidated EBITDAR ratio. Adjusted Total Debt, as defined in our covenants, includes items both on-balance sheet (debt and capital lease obligations) and off-balance sheet (such as the present value of leases, letters of credit and guarantees). Consolidated EBITDAR is consolidated net loss (for the Company and its majority-owned subsidiaries) plus interest charges, income tax, depreciation, amortization, rent and other non-cash charges. Among other charges, we have reflected share-based compensation, asset impairment and bad debt expense, as non-cash.

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

The following is a reconciliation of our total long-term debt and capital leases, which are GAAP-based, to Adjusted Total Debt as defined in our bank covenants (in thousands):

November 29, 2016
Current portion of long-term debt	$13,629
Long-term debt and capital leases, less current maturities	209,609
Total long-term debt and capital leases	223,238
Present value of operating leases*	158,074
Letters of credit*	11,091
Unrestricted cash in excess of $10.0 million	(28,428)
Unamortized debt issuance costs	2,708
Unamortized discount of senior unsecured notes	1,577
Unamortized premium of mortgage loan obligations	(19)
Trade payables overdue by more than 120 days	65
Adjusted Total Debt	$368,306

* Non-GAAP measure. See below for discussion regarding reconciliation to GAAP-based amounts.

The following is a reconciliation of net loss, which is a GAAP-based measure of our operating results, to Consolidated EBITDAR as defined in our bank covenants (in thousands):

Twelve Months
Ended
November 29, 2016
Net loss	$(108,337)
Asset impairments	67,189
Rent expense	58,225
Depreciation	45,995
Interest expense	20,416
Restaurant closing costs*	14,879
Share-based compensation expense	3,837
Amortization of intangibles	1,338
Other, net	(72)
Gain on sales of Lime Fresh Mexican Grill assets	(5,999)
Income taxes	(2,635)
Consolidated EBITDAR	$94,836

*Amount is comprised of restaurant closing and restructuring costs, closed-restaurant lease reserves, and impairment and asset write-off charges incurred in connection with the closure of 95 restaurants during the first quarter of fiscal year 2017.

Adjusted Total Debt to Consolidated EBITDAR – Actual	3.88x
Maximum allowed per covenant (1)	4.30x

(1) For the remainder of fiscal year 2017, the Senior Credit Facility and mortgage loan obligations require us to maintain quarterly maximum Adjusted Total Debt to EBITDAR ratios of less than or equal to 4.30 to 1.0 for our third fiscal quarter and 4.25 to 1.0 for our fourth fiscal quarter.

Minimum Fixed Charge Coverage

Our fixed charge coverage ratio compares Consolidated EBITDAR (as discussed above) to interest and cash-based rents.

The following shows our computation of our fixed charge coverage ratio (in thousands):

Twelve Months
Ended
November 29, 2016
Consolidated EBITDAR	$94,836

Interest*	$17,983
Cash rents*	46,038
Total	$64,021

* Non-GAAP measure. See below for discussion regarding reconciliation to GAAP-based amounts.

Fixed Charge Covenant – Actual	1.48x
Minimum allowed per covenant (2)	1.65x

(2) For the remainder of fiscal year 2017, the Senior Credit Facility and mortgage loan obligations require us to maintain quarterly minimum fixed charge coverage ratios of greater than or equal to 1.65 to 1.0 for our third fiscal quarter and 1.70 to 1.0 for our fourth fiscal quarter.

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

Our Minimum Fixed Charge Coverage ratio requires interest to be included in the denominator.  The amount we reflect for interest in the denominator of this calculation ($18.0 million on a rolling 12 month basis) differs from interest expense determined in accordance with GAAP ($20.4 million) because of three adjustments we make.  As shown below, we exclude brokerage fees, prepayment penalties, and the amortization of loan fees and fair market value adjustments.  While these items are reflected as interest expense in our Condensed Consolidated Statements of Operations and Comprehensive Loss, they do not require on-going cash payments for servicing and therefore are not impacted by future Consolidated EBITDAR.  The table below reconciles debt covenant interest for the preceding 12 months to GAAP interest for the same time period (amounts in thousands):

GAAP-based interest expense	$20,416
Brokerage fees	(1,516)
Prepayment penalties	(707)
Amortization of loan fees and fair market
value adjustments	(210)
Interest	$17,983

Our Minimum Fixed Charge Coverage ratio also allows for recurring cash rents to be included in the denominator. Cash rents ($46.0 million on a rolling 12 month basis) differ from rents determined in accordance with GAAP ($58.2 million) by the following (amounts in thousands):

GAAP –based rent expense	$58,225
Change in rent accruals	(4,651)
Rent settlement payments	(7,536)
Cash rents	$46,038

 Significant Contractual Obligations and Commercial Commitments
Long-term financial obligations were as follows as of November 29, 2016 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Notes payable and other
long-term debt, including
current maturities (a)	$ 14,958	$ 10,734	$ 2,892	$ 1,135	$ 197
Senior unsecured notes (a)	212,546	–	–	212,546	–
Interest (b)	59,432	16,808	32,963	8,283	1,378
Operating leases (c)	522,795	42,216	76,183	65,320	339,076
Purchase obligations (d)	43,116	29,999	10,897	2,147	73
Pension obligations (e)	37,915	2,293	4,348	7,234	24,040
Total (f)	$ 890,762	$ 102,050	$ 127,283	$ 296,665	$ 364,764

(a)

Amounts included in the table above reflect the contractual due dates of our notes payable and long-term debt. As previously mentioned in this MD&A, we classified all of our mortgage loan obligations within current maturities of long-term debt in our Condensed Consolidated Balance Sheet at November 29, 2016. See Note 6 to the Condensed Consolidated Financial Statements for more information on our debt.

(b)

Amounts represent contractual interest payments on our fixed-rate debt instruments. Additionally, the amounts shown above include interest payments on the Senior Notes at the current interest rate of 7.625%.

(c)

This amount includes lease payments for certain optional renewal periods for which exercise is considered reasonably assured as well as operating leases totaling $3.3 million for which sublease income from franchisees or others is expected. Certain of these leases obligate us to pay maintenance costs, utilities, real estate taxes, and insurance, which are excluded from the amounts shown above.

(d)	The amounts for purchase obligations include cash commitments under contract for food items and supplies, advertising, utility contracts, and other miscellaneous commitments.
(e)	See Note 8 to the Condensed Consolidated Financial Statements for more information.
(f)	This amount excludes $4.0 million of unrecognized tax benefits due to the uncertainty regarding the timing of future cash outflows associated with such obligations.

Recently Issued Accounting Pronouncements

Information regarding accounting pronouncements not yet adopted is incorporated by reference from Note 13 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Known Events, Uncertainties, and Trends

Covenant Compliance

As previously mentioned within this MD&A, we did not attain the minimum fixed charge coverage ratio as required under the terms of the Senior Credit Facility and our mortgage loan obligations. While we obtained waivers of this covenant violation through January 31, 2017 from our lenders, we believe, without certain modifications, that it is possible at some point during the next twelve months that we will again be in violation of  the minimum fixed charge coverage ratio. Accordingly, we classified all of our mortgage loan obligations within current maturities of long-term debt in our Condensed Consolidated Balance Sheet at November 29, 2016.  Among other things, the waivers we obtained restrict our ability to make certain acquisitions and investments, and reduces the amount we may borrow on the Senior Credit Facility from $50.0 million (including a $25.0 million sublimit for standby letters of credit), to $16.1 million through January 31, 2017.

As of the date of this filing, we are in discussions with our lenders to amend both the Senior Credit Facility and mortgage loan obligations. We believe we have agreement in principle with our lenders on the amended terms and are currently working on completing documentation of such amendments. These amendments are anticipated to include adjustments to both the maximum leverage and minimum fixed charge coverage ratios. There are no assurances that our lenders will provide any future waivers of covenant violations or agree to these, or any future, amendments of our Senior Credit Facility or mortgage loan obligations.

Impact on Cash from Sale of Surplus Properties and Lease Settlements

As further discussed in Note 5 to the Condensed Consolidated Financial Statements, as of November 29, 2016 we had surplus properties classified as assets held for sale of $26.7 million and surplus properties of $19.1 million not classified as held for sale as we had yet to conclude for accounting purposes that we can sell these assets within 12 months of the balance sheet date. Additionally, as discussed in Note 7 to the Condensed Consolidated Financial Statements, as of November 29, 2016 we had a liability for future lease obligations of $24.7 million. While we settled nine of these leases for $3.2 million since November 29,

2016, the amounts of future settlements could be higher or lower than the amounts recorded, and the actual amount of any cash payments made by the Company for lease contract termination costs will be dependent upon ongoing negotiations with the landlords of the leased properties. During the remainder of fiscal year 2017, we expect fluctuations in our cash balances as we hope to generate cash through the sale of surplus properties while using cash to settle closed restaurant lease obligations.

Financial Strategy and Stock Repurchase Plan

Cash and cash equivalents as of November 29, 2016 were $38.6 million. Our overall goal is to invest in our brand and to strengthen our balance sheet to improve credit metrics. As such, our first priority is to ensure that we have adequate cash levels to run the business and internally fund our capital expenditures. Our second priority is to reduce our outstanding debt to help improve our credit metrics with the goal of improved flexibility and access to capital at reasonable rates. Lastly, we would consider share repurchases within the limitations of our debt covenants to return capital to shareholders. As of November 29, 2016, the total number of remaining shares authorized to be repurchased was 9.9 million. Any of these actions, in any particular period and the actual amount thereof, remain at the discretion of the Board of Directors and are subject to debt covenant restrictions, and as such no assurance can be given that any such actions will be taken in the future.

Repurchases of Senior Notes

We are allowed under the terms of the Senior Credit Facility to repurchase, in any fiscal year, up to $20.0 million of indebtedness to various holders of the Senior Notes. We did not repurchase any of the Senior Notes during the 26 weeks ended November 29, 2016. As of the date of this filing, we may repurchase $20.0 million of the Senior Notes during the remainder of fiscal year 2017. Future repurchases of the Senior Notes, if any, will be funded with available cash on hand.

Dividends

During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to our shareholders. No dividends were declared or paid during the 26 weeks ended November 29, 2016 or December 1, 2015. The payment of a dividend in any particular period and the actual amount thereof remain at the discretion of the Board of Directors and are subject to covenant restrictions, and as such no assurance can be given that dividends will be paid in the future.

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

Ability to Issue Preferred Stock

The Board of Directors, pursuant to the Company’s Certificate of Incorporation, has the authority to issue 250,000 shares of preferred stock in one or more series. The Board of Directors has the power to establish the dividend rates, rights of conversion and redemption, liquidation prices, and other terms or conditions of such preferred stock. This preferred stock may be issued at the discretion of the Board of Directors with preferences over shares of our common stock in a manner that is materially dilutive to shareholders. In addition, blank check preferred stock can be used to create a shareholder rights plan, or “poison pill”, which is designed to deter a hostile bidder from buying a controlling interest in our stock. While we have not adopted such a “poison pill” or issued any preferred stock as of the date of this filing, the Board of Directors has the ability to do so in the future, very rapidly and without stockholder approval.

Item 3. Quantitative and Qualitative

Disclosure About Market Risk

There were no material changes during the 26 weeks ended November 29, 2016 to the disclosures made in Item 7A of our Form 10-K for the fiscal year ended May 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of the Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Interim Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of November 29, 2016.

Changes in Internal Control

During the fiscal quarter ended November 29, 2016, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended May 31, 2016 in Part I, Item 1A. Risk Factors. Except as set forth elsewhere in this Form 10-Q, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table includes information regarding purchases of our common stock made by us during the fiscal quarter ended November 29, 2016:

	(a)	(b)	(c)	(d)
	Total number	Average	Total number of shares	Maximum number of shares
	of shares	price paid	purchased as part of publicly	that may yet be purchased
Period	purchased	per share	announced plans or programs	under the plans or programs (1)

August 31 to October 4	–	$ –	–	9,884,829
October 5 to November 1	–	–	–	9,884,829
November 2 to November 29	–	–	–	9,884,829
Total	–	$ –	–

(1) As of November 29, 2016, 9.9 million shares remained available for purchase under an existing January 8, 2013 authorization by the Board of Directors to repurchase 10.0 million shares. The timing, price, quantity, and manner of the purchases to be made are at the discretion of management upon instruction from the Board of Directors, depending upon market conditions and debt covenant requirements.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

 Item 3. Defaults Upon Senior Securities

None.

  Item 4. Mine Safety Disclosures

Not Applicable.

 Item 5. Other Information

On January 3, 2017, Wayne Kalish, the Company's Corporate Controller, was appointed Principal Accounting Officer.

Item 6. Exhibit Index

The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit

12.1	Ratio of Consolidated Earnings to Fixed Charges.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Position	Date

/s/ Sue Briley Sue Briley	Chief Financial Officer (Principal Financial Officer)	Date: January 6, 2017

/s/ Wayne Kalish Wayne Kalish	Vice President, Corporate Controller (Principal Accounting Officer)	Date: January 6, 2017