Form 10-Q
period 2017-02-28
RUBY TUESDAY INC
filed 2017-04-07
CIK 68270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: February 28, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to _________

Commission file number 1-12454

RUBY TUESDAY, INC.
(Exact name of registrant as specified in charter)

GEORGIA	63-0475239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 East Broadway Avenue, Maryville, Tennessee 37804
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

The number of shares of common stock outstanding as of April 4, 2017 was 60,564,134.

		Index
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Thirteen and Thirty-Nine Weeks Ended February 28, 2017 and March 1, 2016	4
	Condensed Consolidated Balance Sheets as of February 28, 2017 and May 31, 2016	5
	Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended February 28, 2017 and March 1, 2016	6
	Notes to Condensed Consolidated Financial Statements	7-28
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	29-41
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	42

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	44
	Signatures	45

Special Note Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including one or more of the following:  future financial performance (including our estimates of changes in same-restaurant sales, average unit volumes, operating margins, expenses, and other items), future capital expenditures, the effect of strategic initiatives (including statements relating to our review of strategic alternatives, asset rationalization project, cost savings initiatives, and the benefits of our marketing), the opening or closing of restaurants by us or our franchisees, sales of our real estate or purchases of new real estate, future borrowings and repayments of debt, availability of financing on terms attractive to the Company, compliance with financial covenants in our debt instruments, payment of dividends, stock and bond repurchases, restaurant acquisitions and dispositions, and changes in senior management and in the Board of Directors. We caution the reader that a number of important factors and uncertainties could, individually or in the aggregate, cause our actual results to differ materially from those included in the forward-looking statements, including, without limitation, the risks and uncertainties described in the Risk Factors included in Part I, Item A of our Annual Report on Form 10-K for the year ended May 31, 2016 and the following:

●	general economic conditions;

●	changes in promotional, couponing and advertising strategies;

●	changes in our customers’ disposable income;

●	consumer spending trends and habits;

●	increased competition in the restaurant market;

●	laws and regulations, including those affecting labor and employee benefit costs, such as further potential increases in state and federally mandated minimum wages and healthcare reform;

●	changes in senior management or in the Board of Directors;

●	the results of our ongoing exploration of strategic alternatives to maximize shareholder value;

●	the impact of pending litigation;

●	customers’ acceptance of changes in menu items;

●	changes in the availability and cost of capital, including the replacement of our existing revolving credit facility;

●	potential limitations imposed by debt covenants under our debt instruments;

●	weather conditions in the regions in which Company-owned and franchised restaurants are operated;

●	costs and availability of food and beverage inventory, including supply and delivery shortages or interruptions;

●	significant fluctuations in energy prices;

●	security breaches of our customers’ or employees’ confidential information or personal data or the failure of our information technology and computer systems;

●	our ability to attract and retain qualified managers, franchisees and team members;

●	impact of adoption of new accounting standards;

●	impact of food-borne illnesses resulting from an outbreak at either our restaurants or other competing restaurant concepts;

●	effects of actual or threatened future terrorist attacks in the United States;

●	prevailing conditions in the real estate market that may affect expected results under our Asset Rationalization Plan; and

●	our ability to obtain waivers under, or amendments to, certain of our debt agreements.

Part I - Financial Information

Item 1.

Ruby Tuesday, Inc. and Subsidiaries

Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations and

Comprehensive Loss

(In thousands, except per-share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 28, 2017	March 1, 2016	February 28, 2017	March 1, 2016
		(as adjusted)		(as adjusted)
Revenue:
Restaurant sales and operating revenue	$224,938	$269,868	$694,517	$807,105
Franchise revenue	794	1,602	2,591	4,801
Total revenue	225,732	271,470	697,108	811,906

Operating costs and expenses:
Cost of goods sold	64,340	75,143	198,672	221,689
Payroll and related costs	80,080	93,357	251,105	280,976
Other restaurant operating costs	45,086	55,311	149,069	173,903
Depreciation and amortization	10,121	12,732	31,838	38,474
General and administrative expenses	13,876	14,148	48,359	44,226
Marketing expenses, net	13,807	13,230	43,328	40,396
Closures and impairments, net	13,441	6,123	59,341	20,907
Interest expense, net	4,870	4,995	14,591	16,100
Total operating costs and expenses	245,621	275,039	796,303	836,671

Loss before income taxes	(19,889)	(3,569)	(99,195)	(24,765)
Benefit for income taxes	(84)	(483)	(1,742)	(1,686)

Net loss	$(19,805)	$(3,086)	$(97,453)	$(23,079)

Other comprehensive income:
Pension liability reclassification	356	885	1,066	1,347
Total comprehensive loss	$(19,449)	$(2,201)	$(96,387)	$(21,732)

Loss per share:
Basic	$(0.33)	$(0.05)	$(1.62)	$(0.38)
Diluted	$(0.33)	$(0.05)	$(1.62)	$(0.38)

Weighted average shares:
Basic	60,262	60,918	60,074	61,239
Diluted	60,262	60,918	60,074	61,239

The accompanying notes are an integral part of the condensed consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per-share data)

(Unaudited)

	February 28, 2017	May 31, 2016
Assets:
Current assets:
Cash and cash equivalents	$32,627	$67,341
Accounts and other receivables	13,415	12,827
Inventories:
Merchandise	11,384	13,799
China, silver and supplies	6,633	7,796
Income tax receivable	4,738	3,003
Prepaid rent and other expenses	8,135	11,508
Assets held for sale	20,450	4,642
Total current assets	97,382	120,916

Property and equipment, net	601,548	671,250
Other assets	43,880	45,751
Total assets	$742,810	$837,917

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$23,583	$22,141
Accrued liabilities:
Taxes, other than income and payroll	8,390	10,769
Payroll and related costs	15,296	14,561
Insurance	5,337	5,109
Rent and other	39,976	18,838
Deferred revenue – gift cards	17,472	16,354
Current maturities of long-term debt, including capital leases	349	9,934
Total current liabilities	110,403	97,706

Long-term debt and capital leases, less current maturities	213,533	213,803
Deferred escalating minimum rent	43,208	51,535
Other deferred liabilities	61,270	67,093
Total liabilities	428,414	430,137

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock, $0.01 par value; (authorized: 100,000 shares;
issued and outstanding: 2017 – 60,564 shares, 2016 – 60,137 shares)	605	601
Capital in excess of par value	78,937	75,938
Retained earnings	243,897	341,350
Deferred compensation liability payable in Company stock	365	521
Company stock held by Deferred Compensation Plan	(365)	(521)
Accumulated other comprehensive loss	(9,043)	(10,109)
Total shareholders' equity	314,396	407,780
Total liabilities and shareholders' equity	$742,810	$837,917

The accompanying notes are an integral part of the condensed consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	February 28, 2017	March 1, 2016
		(as adjusted)
Operating activities:
Net loss	$(97,453)	$(23,079)
Adjustments to reconcile net loss to net cash (used)/provided by operating activities:
Depreciation and amortization	31,838	38,474
Deferred income taxes	–	(832)
Loss on impairments, including disposition of assets	32,668	17,489
Inventory write-off	2,754	–
Share-based compensation expense	3,029	1,680
Lease reserve adjustments	17,445	3,118
Deferred escalating minimum rent	585	1,630
Other, net	520	3,125
Changes in operating assets and liabilities:
Receivables	(5,137)	(579)
Inventories	1,045	(2,176)
Income taxes	(1,735)	(4,027)
Prepaid and other assets	2,068	677
Accounts payable, accrued and other liabilities	(9,346)	(16,961)
Net cash (used) provided by operating activities	(21,719)	18,539

Investing activities:
Purchases of property and equipment	(26,952)	(27,346)
Proceeds from sale of assets	22,044	6,193
Insurance proceeds from property claims	358	–
Reductions in Deferred Compensation Plan assets	1,702	833
Other, net	1,439	1,611
Net cash used by investing activities	(1,409)	(18,709)

Financing activities:
Principal payments on long-term debt and capital leases	(10,613)	(12,664)
Stock repurchases	(26)	(10,009)
Payments for debt issuance costs	(947)	(30)
Net cash used by financing activities	(11,586)	(22,703)

Decrease in cash and cash equivalents	(34,714)	(22,873)
Cash and cash equivalents:
Beginning of fiscal year	67,341	75,331
End of quarter	$32,627	$52,458

Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amount capitalized	$9,009	$10,666
Income taxes, net	$823	$3,178
Significant non-cash investing and financing activities:
Retirement of fully depreciated assets	$23,347	$22,393
Reclassification of properties to assets held for sale	$25,753	$3,387
Monetization of, and subsequent reinvestment into, life insurance policies	$–	$5,642

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

As discussed further in Note 7 to the Condensed Consolidated Financial Statements, during the 39 weeks ended February 28,  2017, we closed 102 Company-owned restaurants, 95 of which were closed following a comprehensive review of the Company’s property portfolio due to perceived limited upside due to market concentration, challenged trade areas, and other factors. At February 28, 2017, we owned and operated 544 Ruby Tuesday restaurants concentrated primarily in the Southeast, Northeast, Mid-Atlantic, and Midwest of the United States, which we consider to be our core markets.

As further discussed in Note 4 to the Condensed Consolidated Financial Statements, we entered into an agreement during fiscal year 2016 to sell the assets related to eight Company-owned Lime Fresh Mexican Grill® (“Lime Fresh”) restaurants. Our last remaining Company-owned Lime Fresh restaurant closed and transferred to the buyer during the second quarter of fiscal year 2017.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Condensed Consolidated Financial Statements”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. In addition, certain reclassifications were made to prior period amounts to conform to the current period presentation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates. Operating results for the 13 and 39 weeks ended February 28, 2017 are not necessarily indicative of results that may be expected for the 53-week year ending June 6, 2017. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in RTI’s Annual Report on Form 10-K for the fiscal year ended May 31, 2016.

Reclassifications

As shown in the table below, we split our previously reported expenses within Selling, general, and administrative, net into separately reported General and administrative expenses and Marketing expenses, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the prior periods to be comparable with the classification for the 13 and 39 weeks ended February 28, 2017. Additionally, we reclassified an impairment of the Lime Fresh trademark to Closures and impairments, net, in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the 13 and 39 weeks ended March 1, 2016. Amounts presented are in thousands.

	Thirteen Weeks Ended
	As presented March 1, 2016	Reclassifications	As adjusted March 1, 2016
Selling, general, and administrative, net	$27,378	$(27,378)	$–
General and administrative expenses	–	14,148	14,148
Marketing expenses, net	–	13,230	13,230
Closures and impairments, net	6,123	–	6,123

	Thirty-nine Weeks Ended
	As presented March 1, 2016	Reclassifications	As adjusted March 1, 2016
Selling, general, and administrative, net	$84,622	$(84,622)	$–
General and administrative expenses	–	44,226	44,226
Marketing expenses, net	–	40,396	40,396
Closures and impairments, net	18,908	1,999	20,907
Trademark impairment	1,999	(1,999)	–

As shown in the table below, we reclassified an impairment of the Lime Fresh trademark to Loss on impairments, including disposition of assets in the Condensed Consolidated Statement of Cash Flows for the 39 weeks ended March 1, 2016. Amounts presented are in thousands.

	Thirty-nine Weeks Ended
	As presented March 1, 2016	Reclassifications	As adjusted March 1, 2016
Loss on impairments, including disposition of assets	$15,490	$1,999	$17,489
Trademark impairment	1,999	(1,999)	–

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	February 28, 2017	March 1, 2016	February 28, 2017	March 1, 2016
Net loss	$(19,805)	$(3,086)	$(97,453)	$(23,079)

Weighted-average common shares outstanding	60,262	60,918	60,074	61,239
Dilutive effect of stock options and restricted stock	–	–	–	–
Weighted average common and dilutive potential common shares outstanding	60,262	60,918	60,074	61,239

Basic loss per share	$(0.33)	$(0.05)	$(1.62)	$(0.38)
Diluted loss per share	$(0.33)	$(0.05)	$(1.62)	$(0.38)

The following table summarizes on a weighted-average basis stock options, restricted stock, and restricted stock units that were excluded from the computation of diluted loss per share because their inclusion would have had an anti-dilutive effect (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	February 28, 2017	March 1, 2016	February 28, 2017	March 1, 2016
Stock options	1,927	2,140	2,422	2,509
Restricted shares / Restricted share units	565	871	635	862
Total	2,492	3,011	3,057	3,371

3. Franchise Programs

As of February 28, 2017, our franchisees collectively operated 63 domestic and international Ruby Tuesday restaurants. We do not own any equity interests in our franchisees.

Under the terms of the franchise operating agreements, we charge a royalty fee (generally 4.0% of monthly gross sales), a marketing and purchasing fee (generally 1.5% of monthly gross sales), and a national advertising fee (generally 1.5% of monthly gross sales as of February 28, 2017, but up to a maximum of 3.0% under the terms of the franchise operating agreements).

Amounts received from franchisees for the marketing and purchasing fee and national advertising fee are considered by RTI to be reimbursements, recorded on an accrual basis as earned, and have been netted against Marketing expenses, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

For the 13 and 39 weeks ended February 28, 2017, we recorded $0.4 million and $0.8 million, respectively, and for the 13 and 39 weeks ended March 1, 2016, we recorded $0.5 million and $1.6 million, respectively, in marketing and purchasing fees and national advertising fund fees.

4. Accounts and Other Receivables

Accounts and other receivables consist of the following (in thousands):

	February 28, 2017	May 31, 2016
Insurance receivable	$5,000	$–
Amounts due from franchisees	3,799	3,013
Amounts due from distributor	1,317	560
Third-party gift card sales	984	1,272
Rebates receivable	786	1,001
Receivables from sales of Lime Fresh Mexican Grill assets	–	5,289
Other receivables	1,529	1,692
	$13,415	$12,827

The insurance receivable reflected in the table above represents the amount of an insurance recovery in connection with the settlement of a class action case.  See Notes 11 and 15 to the Condensed Consolidated Financial Statements for further information.

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

As of February 28, 2017 and May 31, 2016, other receivables consisted primarily of amounts due from online ordering, sales and other miscellaneous tax refunds, and other receivables.

Sales of Lime Fresh Mexican Grill Assets

On May 31, 2016, we entered into agreements with two separate buyers to sell various Lime Fresh assets. Pursuant to the terms of an asset purchase agreement, we agreed to sell our eight remaining Company-owned Lime Fresh restaurants for $6.0 million. Given that closing requirements were satisfied for only six of the eight restaurants, an amendment was agreed upon which allowed for the payment of $5.0 million upon the transfer of the six restaurants and the holdback of $1.0 million until such time that both of the remaining two restaurants had closed and transferred to the buyer. The six restaurants closed and were transferred to the buyer on May 31, 2016. During the 39 weeks ended February 28, 2017, the two remaining restaurants closed and were transferred to the buyer. As a result of this, we collected the $1.0 million previously withheld.

The $5.3 million of receivables from sales of Lime Fresh assets included in the table above as of May 31, 2016 consists of $5.0 million due from the buyer of the formerly Company-owned Lime Fresh restaurants, which was collected on the first day of fiscal year 2017, and $0.3 million due from the buyer of the Lime Fresh brand.

5. Property, Equipment, and Assets Held for Sale

Property and equipment, net, is comprised of the following (in thousands):

	February 28, 2017	May 31, 2016
Land	$182,785	$209,930
Buildings	372,430	398,984
Improvements	257,147	303,032
Restaurant equipment	206,107	222,646
Other equipment	74,712	82,204
Surplus properties*	17,894	4,354
Construction in progress and other	4,306	3,325
	1,115,381	1,224,475
Less accumulated depreciation	513,833	553,225
Property and equipment, net	$601,548	$671,250

* Surplus properties represent assets held for sale that are not classified as such in the Condensed Consolidated Balance Sheets as we have yet to conclude that we can sell these assets within the next 12 months. These assets primarily consist of parcels of land upon which we have no intention to build restaurants, closed properties which include a building, and liquor licenses not needed for operations.

Included within the current assets section of our Condensed Consolidated Balance Sheets at February 28, 2017 and May 31, 2016 are amounts classified as assets held for sale totaling $20.5 million and $4.6 million, respectively. Assets held for sale primarily consist of parcels of land upon which we have no intention to build restaurants, land and buildings of closed restaurants, and various liquor licenses. During the 13 and 39 weeks ended February 28, 2017, we sold properties with carrying values of $7.5 million and $15.9 million, at net gains that were $2.3 million and negligible, respectively. Cash proceeds, net of broker fees, from these sales during the 13 and 39 weeks ended February 28, 2017 totaled $9.8 million and $15.9 million, respectively. During the 13 and 39 weeks ended March 1, 2016, we sold properties with carrying values of $2.4 million and $5.2 million, respectively, at net gains of $0.1 million and $1.0 million, respectively. Cash proceeds, net of broker fees, from these sales during the 13 and 39 weeks ended March 1, 2016 totaled $2.5 million and $6.2 million, respectively.

6. Long-Term Debt and Capital Leases

Long-term debt and capital lease obligations consist of the following (in thousands):

	February 28, 2017	May 31, 2016
Senior unsecured notes	$212,546	$212,546
Unamortized discount	(1,476)	(1,771)
Unamortized debt issuance costs	(2,497)	(2,995)
Senior unsecured notes less unamortized discount and
debt issuance costs	208,573	207,780
Senior credit facility	–	–
Mortgage loan obligations	5,135	15,745
Unamortized (discount)/premium - mortgage loan obligations	(2)	75
Unamortized debt issuance costs - mortgage loan obligations	(31)	(74)
Capital lease obligations	207	211
Total long-term debt and capital leases	213,882	223,737
Less current maturities	349	9,934
Long-term debt and capital leases, less current maturities	$213,533	$213,803

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

Interest on the Senior Notes is calculated at 7.625% per annum, payable semiannually on each May 15 and November 15 to holders of record on the May 1 or November 1 immediately preceding the interest payment date. Accrued interest on the Senior Notes and our other long-term debt and capital lease obligations was $4.9 million and $1.0 million as of February 28, 2017 and May 31, 2016, respectively, and is included in Accrued liabilities:– Rent and other in our Condensed Consolidated Balance Sheets.

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

On December 3, 2013, we entered into a four-year revolving credit agreement (the “Senior Credit Facility”).  Under the terms of the Senior Credit Facility, we are required to comply with financial covenants relating to the maintenance of a maximum leverage ratio and a minimum fixed charge coverage ratio.  As of November 30, 2016, we did not attain the minimum fixed charge coverage ratio as required under the terms of the Senior Credit Facility.  While we obtained a waiver of this covenant violation through January 31, 2017 from our lenders, we believed, without certain modifications, that it was possible at some point during the next twelve months that we would again be in violation of the minimum fixed charge coverage ratio covenant.  Accordingly, on January 31, 2017, we entered into a seventh amendment and waiver to the Senior Credit Facility (the "Seventh Amendment and Waiver").

Among other things, the Seventh Amendment and Waiver reduces the amount the Company may borrow pursuant to the revolving loan commitment under the Senior Credit Facility from $50.0 million (including a $25.0 million sublimit for standby letters of credit),  to $30.0 million (including a $15.0 million sublimit for standby letters of credit), amends the termination date of the Senior Credit Facility from December 3, 2017 to June 2, 2017, and increases the flexibility of the financial covenants under the Senior Credit Facility.  Additionally, the Senior Credit Facility and the Seventh Amendment and Waiver contain a number of customary affirmative and negative covenants that, among other things, limit or restrict our ability to incur liens, engage in mergers or other fundamental changes, make acquisitions, investments, loans and advances, pay dividends or other distributions, sell or otherwise dispose of certain assets, engage in certain transactions with affiliates, enter into burdensome agreements or certain hedging agreements, amend organizational documents, change accounting practices, incur additional indebtedness, guarantee indebtedness, and prepay other indebtedness.

Under the Seventh Amendment and Waiver, we are required to comply with financial covenants relating to the maintenance of a maximum leverage ratio and a minimum fixed charge coverage ratio.  The terms of the Seventh Amendment and Waiver require us to maintain a maximum leverage ratio of no more than 4.65 to 1.0 and a minimum fixed charge coverage ratio of no less than 1.25 to 1.0 for the quarter ended February 28, 2017.  We were in compliance with our maximum leverage ratio and minimum fixed charge coverage ratio as of February 28, 2017.

Under the terms of the Senior Credit Facility, interest rates charged on borrowings can vary depending on the interest rate option we choose to utilize. Our options for the rate are a Base Rate or LIBOR plus an applicable margin, provided that the rate shall not be less than zero. The Base Rate is defined as the highest of the issuing bank’s prime rate, the Federal Funds rate plus 0.50%, or the Adjusted LIBOR (as defined in the Senior Credit Facility) plus 1.0%. The applicable margin for the LIBOR-based option is a percentage ranging from 3.00% to 3.50% and for the Base Rate option is a percentage ranging from 2.00% to 2.50%. We pay commitment fees quarterly ranging from 0.50% to 0.75% on the unused portion of the Senior Credit Facility.

As security for the Senior Credit Facility, we granted the lenders liens and security interests in substantially all of the shares of capital stock of the Company and each of our present and future subsidiaries, substantially all of the personal property of substantially all of our present and future subsidiaries, and the real property, improvements, and fixtures of 49 Ruby Tuesday restaurants. The real property, improvements, and fixtures of the 49 restaurants pledged as collateral appraised at $101.4 million at the time of the transaction and have a February 28, 2017 net book value of $80.0 million.

The Senior Credit Facility terminates no later than June 2, 2017.  Aside from the $11.1 million letters of credit outstanding as of February 28, 2017, we had no borrowings under the Senior Credit Facility.  Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Senior Credit Facility and any ancillary loan documents.  There are no assurances that our lenders will provide any future waivers of covenant violations or agree to any future amendments of our Senior Credit Facility.

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

Additionally, as of November 29, 2016, we did not attain the minimum fixed charge coverage ratio required under the terms of the mortgage loan obligations.  While we obtained a waiver of the covenant violation through January 31, 2017 from our lender, we believed without certain modifications, that it was possible at some point during the next twelve months, that we would again be in violation of the minimum fixed charge coverage ratio covenant under our mortgage loan obligations.  Accordingly, on January 31, 2017, we entered into a loan modification and waiver (the "Mortgage Loan Modification and Waiver").

Among other things, the Mortgage Loan Modification and Waiver increases the flexibility of the financial covenants under the mortgage loan obligations, restricts the Company to make certain acquisitions, and requires additional certain monthly financial reporting to the lender.  While we were in compliance with the financial covenants under the mortgage loan obligations as of February 28, 2017, there are no assurances that our lender will provide any future waivers of covenant violations or agree to any future amendments of our mortgage loan agreements.

Our $5.1 million in mortgage loan obligations as of February 28, 2017 consists of various loans acquired upon franchise acquisitions. These loans, which mature between February 2019 and October 2021, have balances which range from $0.5 million to $1.0 million and interest rates of 7.78% to 10.17%.  Many of the properties acquired from franchisees collateralize the loans outstanding.

7. Closures and Impairments Expense

Closures and impairments, net include the following (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 28, 2017	March 1, 2016	February 28, 2017	March 1, 2016
Property impairments	$14,946	$6,938	$32,774	$15,730
Closed restaurant lease reserves	(133)	(1,207)	17,445	3,118
Inventory write-off	–	–	2,754	–
Severance benefits	13	68	1,606	213
Other closing expense	949	403	4,830	877
Gain on sale of properties	(2,334)	(79)	(68)	(1,030)
Lime Fresh trademark impairment	–	–	–	1,999
Closures and impairments, net	$13,441	$6,123	$59,341	$20,907

During the 39 weeks ended February 28, 2017, we closed 102 Company-owned restaurants, 95 of which were closed in connection with an asset rationalization plan announced on August 11, 2016. The plan was formulated in response to a comprehensive review of our property portfolio which included the planned closure of restaurants with perceived limited upside due to market concentration, challenged trade areas, or other factors. Included within Closures and impairments, net for the 39 weeks ended February 28, 2017 are closed restaurant lease reserves, inventory write-off, severance benefits, and other closing expense of $30.2 million related to the closures in connection with the asset rationalization plan.

During the 39 weeks ended February 28, 2017, we sold one of two office buildings comprising our Restaurant Support Center in Maryville, Tennessee for net proceeds of $2.6 million. The building sold had a net book value of $5.8 million at the time of the sale. Accordingly, included within the loss on sale of surplus properties in the table above for the 39 weeks ended February 28, 2017 was a loss of $3.2 million related to the sale of the building. Our two Tennessee Restaurant Support Center office buildings were consolidated into the one remaining building during our third quarter of fiscal year 2017.

A rollforward of our future lease obligations associated with closed restaurants is as follows (in thousands):

Reserve for Lease Obligations
Balance at May 31, 2016	$6,270
Closing expense including rent and other lease charges	17,445
Payments	(13,772)
Adjustments to deferred escalating minimum rent and other	9,196
Balance at February 28, 2017	$19,139

The amounts comprising future lease obligations associated with closed restaurants in the table above are estimated using certain assumptions, including the period of time it will take to settle the lease with the landlord or find a suitable sublease tenant, and the amount of actual future cash payments could differ from our recorded lease obligations. Of the total future lease obligations included in the table above, $18.1 million is included within Accrued liabilities:– Rent and other, $0.5 million is included within Deferred escalating minimum rent, and $0.5 million is included within Other deferred liabilities in our Condensed Consolidated Balance Sheet as of February 28, 2017.  For the remainder of fiscal year 2017 and beyond, our focus will be to obtain settlements, or subleases on as many leases as possible.

Settlements could be higher or lower than the lease obligations recorded. The actual amount of any cash payments made by the Company for lease contract termination costs will be dependent upon ongoing negotiations with the landlords of the leased restaurant properties.

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

Minimum funding for the Retirement Plan is determined in accordance with the guidelines set forth in employee benefit and tax laws. From time to time we may contribute additional amounts as we deem appropriate. We estimate that all required contributions for fiscal year 2017 have been made.

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

Included in our Condensed Consolidated Balance Sheets as of February 28, 2017 and May 31, 2016 are amounts within Accrued liabilities: Payroll and related costs of $3.9 million and $2.5 million, respectively, and amounts within Other deferred liabilities of $33.1 million and $35.7 million, respectively, relating to our three defined benefit pension plans.

Postretirement Medical and Life Benefits
Our Postretirement Medical and Life Benefits plans provide medical benefits to substantially all retired employees and life insurance benefits to certain retirees. The medical plan requires retiree cost sharing provisions that are more substantial for employees who retire after January 1, 1990.

Included in our Condensed Consolidated Balance Sheets as of February 28, 2017 and May 31, 2016 are amounts within Accrued liabilities: Payroll and related costs of $0.1 million as of both dates and amounts within Other deferred liabilities of $1.0 million as of both dates relating to our postretirement medical and life benefits.

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

	Pension Plans
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 28, 2017	March 1, 2016	February 28, 2017	March 1, 2016
Service cost	$5	$33	$18	$305
Interest cost	420	495	1,260	1,535
Expected return on plan assets	(91)	(103)	(273)	(308)
Recognized actuarial loss	339	730	1,014	1,831
Curtailment expense	–	1	–	1
Net periodic benefit cost	$673	$1,156	$2,019	$3,364

	Postretirement Medical and Life Benefits
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 28, 2017	March 1, 2016	February 28, 2017	March 1, 2016
Service cost	$2	$1	$3	$3
Interest cost	9	12	27	36
Recognized actuarial loss	17	32	51	97
Net periodic benefit cost	$28	$45	$81	$136

We reclassified recognized actuarial losses of $0.4 million and $1.1 million during the 13 and 39 weeks ended February 28, 2017, respectively, and $0.8 million and $1.9 million during the 13 and 39 weeks ended March 1, 2016, respectively, out of accumulated other comprehensive loss and into pension expense, which is included in General and administrative expenses within our Condensed Consolidated Statements of Operations and Comprehensive Loss.

We also sponsor two defined contribution retirement savings plans. Information regarding these plans is included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2016.

Restaurant Closures and Corporate Restructuring

We closed 102 Company-owned restaurants during the 39 weeks ended February 28, 2017, 95 of which were closed in connection with an asset rationalization plan as previously discussed in Note 7 to the Condensed Consolidated Financial Statements.

On September 13, 2016, James J. Buettgen resigned as Chairman of the Board of Directors, President, and Chief Executive Officer of the Company. On the same date, F. Lane Cardwell, Jr., a member of the Company’s Board of Directors since October 2012 and an executive with approximately 38 years of leadership experience in the restaurant industry, was appointed Interim President and Chief Executive Officer, Stephen I. Sadove, the Company’s then Lead Director, was appointed Chairman of the Board and Sue Briley was appointed Chief Financial Officer. Ms. Briley had been serving as Interim Chief Financial Officer since June 2016.  Included in the employee severance and unused vacation accruals in the table below are $3.1 million in severance accruals and other benefits in connection with Mr. Buettgen’s resignation.

As of February 28, 2017 and May 31, 2016, we had no accrued liability and $0.3 million, respectively, representing unpaid obligations related to employee severance and vacation accruals, were included within Accrued liabilities: Payroll and related costs in our Condensed Consolidated Balance Sheet. Costs of $3.3 million and $1.6 million reflected in the table below related to employee severance and unused vacation accruals are included within General and administrative expenses and Closures and impairments, net, respectively, in our Condensed Consolidated Statements of Operations and Comprehensive Loss for the 39 weeks ended February 28, 2017. A roll forward of our obligations in connection with employee separations is as follows (in thousands):

Balance at May 31, 2016	$317
Employee severance and unused vacation accruals	4,890
Cash payments	(5,207)
Balance at February 28, 2017	$–

9. Income Taxes

Companies are required to apply their estimated annual tax rate on a year-to-date basis in each interim period. Companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable. In this situation, the interim tax rate should be based on the actual year-to-date results. Due to changes in our projections, which have fluctuated as we work through our brand repositioning, a reliable projection of our annual effective rate has been difficult to determine. As such, we recorded a tax provision for the 13 and 39 weeks ended February 28, 2017 and March 1, 2016 based on the actual year-to-date results.

We regularly evaluate the need for a valuation allowance for deferred tax assets by assessing whether it is more likely than not that we will realize the deferred tax assets in the future.  A valuation allowance assessment is performed each reporting period, with any additions or adjustments reflected in earnings in the period of assessment.  In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets for each jurisdiction. As of February 28, 2017, we have rolling three-year historical operating losses and have concluded that the negative evidence outweighs the positive evidence.

In accordance with the applicable accounting standards, we are unable to use future income projections to support the realization of our deferred tax assets as a consequence of the above conclusion.   Instead, in determining the appropriate amount of the valuation allowance, we considered the timing of future reversal of our taxable temporary differences and available tax strategies that, if implemented, would result in the realization of deferred tax assets. Our valuation allowance for deferred tax assets totaled $131.3 million and $89.9 million as of February 28, 2017 and May 31, 2016, respectively.

We recorded a tax benefit of $0.1 million and $1.7 million for the 13 and 39 weeks ended February 28, 2017, respectively. We recorded a tax benefit of $0.5 million and $1.7 million for the 13 and 39 weeks ended March 1, 2016, respectively. Netted against our tax benefit for the 13 and 39 weeks ended February 28, 2017 were charges of $10.3 million and $44.1 million, respectively, representing increases in the valuation allowance for deferred tax assets recorded primarily against general business credit carryforwards and federal and state net operating loss carryforwards.

We had a gross liability for unrecognized tax benefits, exclusive of accrued interest and penalties, of $3.8 million and $4.5 million, respectively, as of February 28, 2017 and May 31, 2016, of which $3.3 million and $3.7 million were reclassified against our deferred tax assets, respectively. As of February 28, 2017 and May 31, 2016, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate was $2.4 million and $2.3 million, respectively. The liability for unrecognized tax benefits as of February 28, 2017 does not include anything related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations and negotiations with tax authorities.

Interest and penalties related to unrecognized tax benefits are recognized as components of income tax expense. As of both February 28, 2017 and May 31, 2016, we had accrued $0.4 million for the payment of interest and penalties. During the first three quarters of fiscal year 2017, accrued interest and penalties increased by an insignificant amount.

At February 28, 2017, we are no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2012, and with few exceptions, we are no longer subject to state and local examinations by tax authorities prior to fiscal year 2014.

10. Share-Based Employee Compensation

Preferred Stock

RTI is authorized, under its Certificate of Incorporation, to issue up to 250,000 shares of preferred stock with a par value of $0.01. These shares may be issued from time to time in one or more series. Each series will have dividend rates, rights of conversion and redemption, liquidation prices, and other terms or conditions as determined by the Board of Directors. No preferred shares have been issued as of February 28, 2017 and May 31, 2016.

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

At February 28, 2017, we had reserved a total of 6,557,000 shares of common stock for the SIP and 1996 SIP. Of the reserved shares at February 28, 2017, 1,749,000 were subject to stock options outstanding. Stock option exercises are settled with the issuance of new shares. Net shares of common stock available for issuance at February 28, 2017 were 4,808,000.

Stock Options

The following table summarizes our stock option activity under these stock option plans for the 39 weeks ended February 28, 2017 (Stock Options and Aggregate Intrinsic Value are in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Service-based vesting:
Outstanding at May 31, 2016	2,066	$7.89
Granted	1,126	3.46
Cancellations and forfeitures	(40)	4.53
Expired	(1,403)	6.62
Outstanding at February 28, 2017	1,749	$6.13	3.64	$–
Exercisable at February 28, 2017	910	$8.62	1.10	$–

At February 28, 2017, there was approximately $0.6 million of unrecognized pre-tax compensation expense related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 1.4 years.

During the 39 weeks ended February 28, 2017, we granted 247,000 service-based stock options to our Interim Chief Executive Officer under the terms of the SIP. The stock options awarded cliff vest at the end of fiscal year 2017 and have a maximum life of seven years.

During the 39 weeks ended February 28 2017, we granted 878,000 service-based stock options to certain employees under the terms of the SIP. The stock options awarded vest in equal annual installments over a three-year period following grant of the award, and have a maximum life of seven years.

Restricted Stock and Restricted Stock Units (“RSU”)

The following table summarizes our restricted stock and RSU activity for the 39 weeks ended February 28, 2017 (in thousands, except per-share data):

	Shares	Weighted Average Fair Value
Service-Based Vesting:
Unvested at May 31, 2016	564	$6.29
Granted	538	3.22
Vested	(535)	5.79
Cancellations and forfeitures	(41)	5.70
Unvested at February 28, 2017	526	$3.71

Performance-Based Vesting:
Unvested at May 31, 2016	225	$6.51
Cancellations and forfeitures	(84)	6.51
Unvested at February 28, 2017	141	$6.51

The fair value of restricted stock and RSU awards is based on the closing price of our common stock on the date prior to the grant date. At February 28, 2017, unrecognized compensation expense related to restricted stock and RSU grants expected to vest totaled $1.2 million and will be recognized over a weighted average vesting period of 1.2 years.

During the 39 weeks ended February 28, 2017, we granted 219,000 restricted shares to non-employee directors under the terms of the SIP.  These shares cliff vest over a one year period following the grant date of the award.

During the 39 weeks ended February 28, 2017, we granted 319,000 service-based RSUs to certain employees under the terms of the SIP and 1996 SIP. The service-based RSUs will vest in three equal installments over a three-year period following the date of grant.

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

During the first quarter of fiscal year 2017, we granted 571,000 performance-based phantom stock units that will vest approximately three years after the grant date. Vesting of the performance-based phantom stock units is contingent upon the Company’s achievement of a same-restaurant sales performance condition related to the next three fiscal years. During the second quarter of fiscal year 2017, 210,000 of these performance-based phantom stock units were forfeited primarily in connection with the departure of our former President and Chief Executive Officer.

Included in our Condensed Consolidated Balance Sheets are amounts within Accrued liabilities: Payroll and related costs of $0.1 million as of February 28, 2017 and amounts within Other deferred liabilities of $0.3 million and $0.2 million as of  February 28, 2017 and May 31, 2016, respectively, relating to all of our long-term incentive awards that will settle in cash.

Included within General and administrative expenses in our Consolidated Statements of Operations and Comprehensive Loss is share-based compensation expense of $0.5 million and $3.0 million for the 13 and 39 weeks ended February 28, 2017, respectively, and $0.9 million and $1.7 million for the 13 and 39 weeks ended March 1, 2016.

11. Commitments and Contingencies

Litigation

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business. We provide reserves for such claims when payment is probable and estimable in accordance with GAAP. At this time, in the opinion of management, the ultimate resolution of pending legal proceedings, including the matter referred to below, will not have a material adverse effect on our condensed consolidated operations, financial position, or cash flows.

As also discussed in Note 15 to the Condensed Consolidated Financial Statements, in May 2014, a securities class action case styled Dennis Krystek v. Ruby Tuesday, Inc. et al, was filed in the U.S. District Court for the Middle District of Tennessee, Nashville Division.  The case alleged that the Company and some of its former executives made false and misleading statements about the Company's financial performance and the financial performance of the Lime Fresh concept.  On March 29, 2017, the Company agreed to settle the case for $5.0 million.  We maintain insurance to cover these types of claims with our primary insurance carrier, subject to a self-insured retention which had been met prior to February 28, 2017.  Our insurance policies cover amounts in excess of our self-insured retention. In accordance with ASC Subtopic 405-20-40, Extinguishment of Liabilities, and ASC Subtopic 210-20, Balance Sheet Offsetting, we have recorded both an accrued liability (included within Accrued liabilities: Rent and other) and an asset for insurance recovery (included within Accounts and other receivables), in the amount of $5.0 million, in our Condensed Consolidated Balance Sheet as of February 28, 2017.

12. Fair Value Measurements

The following table presents the fair values of our financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall (in thousands):

	Level	February 28, 2017	May 31, 2016
Deferred compensation plan – Assets	1	$5,644	$6,660
Deferred compensation plan – Liabilities	1	(5,644)	(6,660)

There were no transfers among levels within the fair value hierarchy during the 39 weeks ended February 28, 2017.

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

The realized and unrealized holding gains and losses related to these other investments, as well as the offsetting compensation expense, is recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The investment in RTI common stock and related liability payable in RTI common stock, which are reflected in Shareholders' Equity in the Condensed Consolidated Balance Sheets, are excluded from the fair value table above as these are considered treasury shares and reported at cost.

The following table presents the fair values on our Condensed Consolidated Balance Sheets as of February 28, 2017 for those assets and liabilities measured on a non-recurring basis (in thousands):

	Fair Value Measurements
	Level	February 28, 2017
Long-lived assets held for use	2	$4,519
Long-lived assets held for sale	2	444
Total		$4,963

The following table presents the losses recognized during the 13 and 39 weeks ended February 28, 2017 and March 1, 2016 resulting from fair value measurements of assets and liabilities measured on a non-recurring basis. The amounts presented are included in Closures and impairments, net in our Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 28, 2017	March 1, 2016	February 28, 2017	March 1, 2016
Long-lived assets held for use	$14,914	$6,764	$29,930	$15,206
Long-lived assets held for sale	32	174	2,844	524
Lime Fresh trademark	–	–	–	1,999
Long-lived asset impairments	$14,946	$6,938	$32,774	$17,729

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

Our financial instruments at February 28, 2017 and May 31, 2016 consisted of cash and cash equivalents, accounts receivable and payable, and long-term debt. The fair values of cash and cash equivalents and accounts receivable and payable approximated their carrying values because of the short-term nature of these instruments. The carrying amounts and fair values of our long-term debt, which are not measured on a recurring basis using fair value, are as follows (in thousands):

	February 28, 2017		May 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (Level 2)	$213,675	$210,586	$223,526	$223,212

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

The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(f) of Regulation S-X promulgated by the SEC, presents the condensed consolidating financial information separately for the Parent, the Guarantors, and elimination entries necessary to consolidate the Parent and Guarantors. Investments in wholly-owned subsidiaries are accounted for using the equity method for purposes of the consolidated presentation. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Balance Sheet

As of February 28, 2017

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$32,495	$132	$–	$32,627
Accounts and other receivables	8,223	5,192	–	13,415
Inventories	13,068	4,949	–	18,017
Income tax receivable	173,370	–	(168,632)	4,738
Other current assets	16,906	11,679	–	28,585
Total current assets	244,062	21,952	(168,632)	97,382

Property and equipment, net	459,402	142,146	–	601,548
Investment in subsidiaries	70,596	–	(70,596)	–
Due from/(to) subsidiaries	93,299	222,799	(316,098)	–
Other assets	39,617	4,263	–	43,880
Total assets	$906,976	$391,160	$(555,326)	$742,810

Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable	$18,834	$4,749	$–	$23,583
Accrued and other current liabilities	50,686	18,313	–	68,999
Deferred revenue – gift cards	(502)	17,974	–	17,472
Current maturities of long-term debt,
including capital leases	(1,132)	1,481	–	349
Income tax payable	–	168,632	(168,632)	–
Total current liabilities	67,886	211,149	(168,632)	110,403

Long-term debt and capital leases,
less current maturities	209,911	3,622	–	213,533
Due to/(from) subsidiaries	222,799	93,299	(316,098)	–
Other deferred liabilities	91,984	12,494	–	104,478
Total liabilities	592,580	320,564	(484,730)	428,414

Shareholders’ equity:
Common stock	605	–	–	605
Capital in excess of par value	78,937	–	–	78,937
Retained earnings	243,897	70,596	(70,596)	243,897
Accumulated other comprehensive loss	(9,043)	–	–	(9,043)
Total shareholders’ equity	314,396	70,596	(70,596)	314,396

Total liabilities & shareholders’ equity	$906,976	$391,160	$(555,326)	$742,810

Condensed Consolidating Balance Sheet

As of May 31, 2016

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$67,208	$133	$–	$67,341
Accounts and other receivables	8,102	4,725	–	12,827
Inventories	15,401	6,194	–	21,595
Income tax receivable	167,065	–	(164,062)	3,003
Other current assets	11,282	4,868	–	16,150
Total current assets	269,058	15,920	(164,062)	120,916

Property and equipment, net	501,482	169,768	–	671,250
Investment in subsidiaries	98,929	–	(98,929)	–
Due from/(to) subsidiaries	76,208	213,816	(290,024)	–
Other assets	40,626	5,125	–	45,751
Total assets	$986,303	$404,629	$(553,015)	$837,917

Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable	$17,405	$4,736	$–	$22,141
Accrued and other current liabilities	36,155	13,122	–	49,277
Deferred revenue – gift cards	(481)	16,835	–	16,354
Current maturities of long-term debt,
including capital leases	(1,067)	11,001	–	9,934
Income tax payable	–	164,062	(164,062)	–
Total current liabilities	52,012	209,756	(164,062)	97,706

Long-term debt and capital leases,
less current maturities	209,058	4,745	–	213,803
Due to/(from) subsidiaries	213,816	76,208	(290,024)	–
Other deferred liabilities	103,637	14,991	–	118,628
Total liabilities	578,523	305,700	(454,086)	430,137

Shareholders’ equity:
Common stock	601	–	–	601
Capital in excess of par value	75,938	–	–	75,938
Retained earnings	341,350	98,929	(98,929)	341,350
Accumulated other comprehensive loss	(10,109)	–	–	(10,109)
Total shareholders’ equity	407,780	98,929	(98,929)	407,780

Total liabilities & shareholders’ equity	$986,303	$404,629	$(553,015)	$837,917

Condensed Consolidating Statement of Operations and

Comprehensive Loss

For the Thirteen Weeks Ended February 28, 2017

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$165,005	$59,933	$–	$224,938
Franchise revenue	–	794	–	794
Total revenue	165,005	60,727	–	225,732

Operating costs and expenses:
Cost of goods sold	47,164	17,176	–	64,340
Payroll and related costs	57,485	22,595	–	80,080
Other restaurant operating costs	33,356	11,730	–	45,086
Depreciation and amortization	7,509	2,612	–	10,121
General and administrative expenses	7,295	6,581	–	13,876
Intercompany general and administrative allocations	9,167	(9,167)	–	–
Marketing expenses, net	10,296	3,511	–	13,807
Closures and impairments, net	11,253	2,188	–	13,441
Equity in earnings of subsidiaries	(2,017)	–	2,017	–
Interest expense, net	4,688	182	–	4,870
Intercompany interest expense/(income)	3,035	(3,035)	–	–
Total operating costs and expenses	189,231	54,373	2,017	245,621

(Loss)/income before income taxes	(24,226)	6,354	2,017	(19,889)
(Benefit)/provision for income taxes	(4,421)	4,337	–	(84)

Net (loss)/income	$(19,805)	$2,017	$(2,017)	$(19,805)

Other comprehensive income:
Pension liability reclassification	356	–	–	356
Total comprehensive (loss)/income	$(19,449)	$2,017	$(2,017)	$(19,449)

Condensed Consolidating Statement of Operations and

Comprehensive Loss

For the Thirty-Nine Weeks Ended February 28, 2017

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$507,414	$187,103	$–	$694,517
Franchise revenue	10	2,581	–	2,591
Total revenue	507,424	189,684	–	697,108

Operating costs and expenses:
Cost of goods sold	145,051	53,621	–	198,672
Payroll and related costs	179,149	71,956	–	251,105
Other restaurant operating costs	108,613	40,456	–	149,069
Depreciation and amortization	23,265	8,573	–	31,838
General and administrative expenses	26,376	21,983	–	48,359
Intercompany general and administrative allocations	28,223	(28,223)	–	–
Marketing expenses, net	32,119	11,209	–	43,328
Closures and impairments, net	38,025	21,316	–	59,341
Equity in losses of subsidiaries	7,791	–	(7,791)	–
Interest expense, net	13,829	762	–	14,591
Intercompany interest expense/(income)	8,983	(8,983)	–	–
Total operating costs and expenses	611,424	192,670	(7,791)	796,303

(Loss)/income before income taxes	(104,000)	(2,986)	7,791	(99,195)
(Benefit)/provision for income taxes	(6,547)	4,805	–	(1,742)

Net loss	$(97,453)	$(7,791)	$7,791	$(97,453)

Other comprehensive income:
Pension liability reclassification	1,066	–	–	1,066
Total comprehensive loss	$(96,387)	$(7,791)	$7,791	$(96,387)

Condensed Consolidating Statement of Operations and

Comprehensive Loss

For the Thirteen Weeks Ended March 1, 2016

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$194,527	$75,341	$–	$269,868
Franchise revenue	90	1,512	–	1,602
Total revenue	194,617	76,853	–	271,470

Operating costs and expenses:
Cost of goods sold	54,209	20,934	–	75,143
Payroll and related costs	65,474	27,883	–	93,357
Other restaurant operating costs	40,008	15,303	–	55,311
Depreciation and amortization	9,008	3,724	–	12,732
General and administrative expenses	7,315	6,833	–	14,148
Intercompany general and administrative allocations	10,726	(10,726)	–	–
Marketing expenses, net	9,685	3,545	–	13,230
Closures and impairments, net	3,993	2,130	–	6,123
Equity in earnings of subsidiaries	(5,676)	–	5,676	–
Interest expense, net	4,556	439	–	4,995
Intercompany interest expense/(income)	3,058	(3,058)	–	–
Total operating costs and expenses	202,356	67,007	5,676	275,039

(Loss)/income before income taxes	(7,739)	9,846	(5,676)	(3,569)
(Benefit)/provision for income taxes	(4,653)	4,170	–	(483)
Net (loss)/income	$(3,086)	$5,676	$(5,676)	$(3,086)

Other comprehensive income:
Pension liability reclassification, net of tax	885	–	–	885
Total comprehensive (loss)/income	$(2,201)	$5,676	$(5,676)	$(2,201)

Condensed Consolidating Statement of Operations and

Comprehensive Loss

For the Thirty-Nine Weeks Ended March 1, 2016

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$583,055	$224,050	$–	$807,105
Franchise revenue	220	4,581	–	4,801
Total revenue	583,275	228,631	–	811,906

Operating costs and expenses:
Cost of goods sold	160,212	61,477	–	221,689
Payroll and related costs	197,732	83,244	–	280,976
Other restaurant operating costs	126,234	47,669	–	173,903
Depreciation and amortization	27,305	11,169	–	38,474
General and administrative expenses	23,797	20,429	–	44,226
Intercompany general and administrative allocations	32,188	(32,188)	–	–
Marketing expenses, net	29,591	10,805	–	40,396
Closures and impairments, net	16,080	4,827	–	20,907
Equity in earnings of subsidiaries	(18,907)	–	18,907	–
Interest expense, net	13,806	2,294	–	16,100
Intercompany interest expense/(income)	9,049	(9,049)	–	–
Total operating costs and expenses	617,087	200,677	18,907	836,671

(Loss)/income before income taxes	(33,812)	27,954	(18,907)	(24,765)
(Benefit)/provision for income taxes	(10,733)	9,047	–	(1,686)
Net (loss)/income	$(23,079)	$18,907	$(18,907)	$(23,079)

Other comprehensive income:
Pension liability reclassification, net of tax	1,347	–	–	1,347
Total comprehensive (loss)/income	$(21,732)	$18,907	$(18,907)	$(21,732)

Condensed Consolidating Statement of Cash Flows

For the Thirty-Nine Weeks Ended February 28, 2017

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated

Net cash (used)/provided by operating activities	$(38,058)	$27,897	$(11,558)	$(21,719)

Investing activities:
Purchases of property and equipment	(21,631)	(5,321)	–	(26,952)
Proceeds from disposal of assets	13,471	8,573	–	22,044
Insurance proceeds from property claims	358	–		358
Reductions in Deferred Compensation Plan assets	1,702	–		1,702
Other, net	1,439	–	–	1,439
Net cash (used)/provided by investing activities	(4,661)	3,252	–	(1,409)

Financing activities:
Principal payments on long-term debt	(4)	(10,609)	–	(10,613)
Stock repurchases	(26)	–	–	(26)
Payments for debt issuance costs	(947)	–	–	(947)
Intercompany dividend	–	(20,541)	20,541	–
Other intercompany transactions	8,983	–	(8,983)	–
Net cash (used)/provided by financing activities	8,006	(31,150)	11,558	(11,586)

Decrease in cash and cash equivalents	(34,713)	(1)	–	(34,714)
Cash and cash equivalents:
Beginning of fiscal year	67,208	133	–	67,341
End of quarter	$32,495	$132	$–	$32,627

Condensed Consolidating Statement of Cash Flows

For the Thirty-Nine Weeks Ended March 1, 2016

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated

Net cash (used)/provided by operating activities	$(8,133)	$41,932	$(15,260)	$18,539

Investing activities:
Purchases of property and equipment	(19,892)	(7,454)	–	(27,346)
Proceeds from disposal of assets	6,193	–	–	6,193
Other, net	2,444	–	–	2,444
Net cash used by investing activities	(11,255)	(7,454)	–	(18,709)

Financing activities:
Principal payments on long-term debt	(2,390)	(10,274)	–	(12,664)
Stock repurchases	(10,009)	–	–	(10,009)
Payments for debt issuance costs	(30)	–	–	(30)
Intercompany dividend	–	(24,309)	24,309	–
Other intercompany transactions	9,049	–	(9,049)	–
Net cash (used)/provided by financing activities	(3,380)	(34,583)	15,260	(22,703)

Decrease in cash and cash equivalents	(22,768)	(105)	–	(22,873)
Cash and cash equivalents:
Beginning of fiscal year	75,034	297	–	75,331
End of quarter	$52,266	$192	$–	$52,458

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods therein (our fiscal year 2018).  Early application is permitted. We are currently evaluating the impact of this guidance on our Condensed Consolidated Financial Statements.

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

In May 2014, the FASB and International Accounting Standards Board jointly issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 will replace almost all existing revenue recognition guidance, including industry specific guidance, upon its effective date. The standard's core principle is for a company to recognize revenue when it transfers goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled.

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

15. Subsequent Events

Appointment of Chief Executive Officer

On April 4, 2017, James F. Hyatt was appointed President and Chief Executive Officer of the Company, replacing F. Lane Cardwell, Jr., who has been serving as our Interim President and Chief Executive Officer.  Mr. Hyatt was also appointed to serve as a member of the Board of Directors of the Company (the "Board").  Mr. Cardwell will continue to serve as a member of the Board.  Also on April 4, 2017, we granted 142,045 service-based restricted stock units to Mr. Hyatt upon his appointment as President and Chief Executive Officer.  The service-based RSUs will vest in three equal installments over a three-year period following the date of grant.

Litigation Settlement

As also discussed in Notes 4 and 11 to the Condensed Consolidated Financial Statements, in May 2014, a securities class action case styled Dennis Krystek v. Ruby Tuesday, Inc. et al, was filed in the U.S. District Court for the Middle District of Tennessee, Nashville Division.  The case alleged that the Company and some of its former executives made false and misleading statements about the Company's financial performance and the financial performance of the Lime Fresh concept.  On March 29, 2017, the Company agreed to settle the case for $5.0 million.  We maintain insurance to cover these types of claims with our primary insurance carrier, subject to a self-insured retention which had been met prior to February 28, 2017.  Our insurance policies cover amounts in excess of our self-insured retention. In accordance with ASC Subtopic 405-20-40, Extinguishment of Liabilities, and ASC Subtopic 210-20, Balance Sheet Offsetting, we have recorded both an accrued liability (included within Accrued liabilities: Rent and other) and an asset for insurance recovery (included within Accounts and other receivables), in the amount of $5.0 million, in our Condensed Consolidated Balance Sheet as of February 28, 2017.

Lease Settlements

As previously mentioned in Note 7 to the Condensed Consolidated Financial Statements, we had a liability for future lease obligations of $19.1 million as of February 28, 2017. Since then and through the date of this filing, we settled four of these leases for $1.4 million, which approximated the amount of our accrual for those leases at February 28, 2017.

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

Introduction

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”), owns and operates Ruby Tuesday® casual dining restaurants. We also franchise the Ruby Tuesday concept in select domestic and international markets. As of February 28, 2017, we owned and operated 544, and franchised 63 Ruby Tuesday restaurants. Ruby Tuesday restaurants can be found in 41 states, 14 foreign countries, and Guam.

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

In an effort to focus on our core Ruby Tuesday concept, during the second quarter of fiscal year 2016 we entered into an agreement to sell our eight remaining Company-owned Lime Fresh Mexican Grill® (“Lime Fresh”) restaurants, six of which we closed and transferred to the buyer during fiscal year 2016. During the first half of fiscal year 2017, we completed the closure and transfer of the two remaining Lime Fresh restaurants.

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

Review of Strategic Alternatives

On March 13, 2017, we announced that we are exploring strategic alternatives in order to maximize shareholder value and position the business for long-term success. We are considering all strategic alternatives including, but not limited to a potential sale or merger of the Company, and have retained a financial advisor to assist in the process. We do not intend to make any further comment regarding the review until it has been completed.

Fresh Start Initiatives

In August 2016, we announced the launch of our Fresh Start initiatives which are intended to streamline our organization, improve financial profitability and ultimately create long-term value for our shareholders. The Fresh Start initiatives were developed to drive more significant top line growth and profitability over time by re-engaging with more women and young families, which we believe represents the largest opportunity for incremental sales growth. The key components of the Fresh Start initiatives include:

●

A new menu which is intended to provide culinary innovation and value to our guests while simplifying recipes and procedures for our kitchen. As consumer preference continues to migrate toward healthier food options, we will continue to make meaningful improvements in our core menu that will incorporate hand-crafted American favorites but will contain more lean proteins and fresh vegetables.

●

A new Garden Bar which we restaged and improved to offer over 50 items in order to provide more desirable offering in a cost effective way. The Garden Bar is a key brand differentiator that we believe sets us apart from our competition and is the most important item on our menu. Approximately half our guests utilize the Garden Bar when they dine with us, either as an add-on or as a main course.

●

A Fresh New Experience which is focused on revitalizing our brand through improving our service and overall guest experience. As part of our work in this area, we completed 13 store remodels in two test markets. Additionally, we are working with our teams at the restaurant level with service initiatives to improve the pace of meals and attentiveness, particularly through menu simplification. Pending the results of remodels in the two test markets, we have placed a temporary hold on further remodels while measuring the combined results from our new menu, new Garden Bar, and Fresh New Experience.

●

The Asset Rationalization Plan involved a comprehensive restaurant-level review and analysis of the sales, cash flows and other key performance metrics of our corporate-owned restaurant properties, as well as site location, market positioning and lease status. Based upon our findings, we concluded that it was in the Company's and our shareholders' best interest to close 95 underperforming restaurants during the first quarter of fiscal year 2017.

Strengthen our Balance Sheet to Facilitate Growth and Value Creation

Our priority for the use of cash is to drive shareholder value. Our objective is to continue to maintain adequate cash levels to support business needs, while investing in key components of our Fresh Start initiatives. In fiscal year 2017, as a result of our Asset Rationalization Plan, we expect fluctuations in cash balances as we hope to generate cash through the sale of surplus properties while using cash to settle leases for closed restaurants. Additionally, from time to time, we have considered other options for cash such as reducing outstanding debt levels and share repurchases within the limitations of our debt covenants. Our success in the key strategic initiatives outlined above should enable us to improve both our returns on assets and equity and create additional shareholder value.

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

Results of Operations

The following is an overview of our results of operations for the 13- and 39- week periods ended February 28, 2017:

Net loss was $19.8 million for the 13 weeks ended February 28, 2017 compared to $3.1 million for the corresponding period of the previous fiscal year. Diluted loss per share for the 13 weeks ended February 28, 2017 was $0.33 compared to $0.05 for the corresponding period of the prior fiscal year as a result of an increase in net loss as discussed later within this MD&A.

During the 13 weeks ended February 28, 2017:

●

Same-restaurant sales* at Company-owned Ruby Tuesday restaurants decreased 4.0% compared to the corresponding period of the prior fiscal year, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants decreased 0.1%;

●	Two Company-owned Ruby Tuesday restaurants were closed; and
●	One franchised Ruby Tuesday restaurant was opened and five were closed.

Net loss was $97.5 million for the 39 weeks ended February 28, 2017 compared to $23.1 million for the corresponding period of the previous fiscal year. Diluted loss per share for the 39 weeks ended February 28, 2017 was $1.62 compared to $0.38 for the corresponding period of the prior fiscal year as a result of an increase in net loss as discussed later within this MD&A.

During the 39 weeks ended February 28, 2017:

●

Same-restaurant sales* at Company-owned Ruby Tuesday restaurants decreased 3.6% compared to the corresponding period of the prior fiscal year, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants decreased 2.1%;

●

95 Company-owned Ruby Tuesday restaurants were closed in connection with our Fresh Start initiative, which resulted in additional closed restaurant lease reserves, inventory write-off, severance benefits, and other closing expense of $30.2 million;

●	Seven Company-owned Ruby Tuesday restaurants were closed as expected at, or near, lease expiration;
●	Two franchised Ruby Tuesday restaurant were opened and 17 were closed;
●	Two Company-owned Lime Fresh restaurants were closed; and
●

On September 13, 2016, James J. Buettgen resigned as Chairman of the Board of Directors, President, and Chief Executive Officer of the Company. On the same date, F. Lane Cardwell, Jr., a member of the Company's Board of Directors since October 2012 and an executive with approximately 38 years of leadership experience in the restaurant industry, was appointed Interim President and Chief Executive

Officer, Stephen I. Sadove, the Company’s then Lead Director, was appointed Chairman of the Board, and Sue Briley, who had been serving as interim Chief Financial Officer since June 2016, was appointed Chief Financial Officer.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	February 28, 2017	March 1, 2016	February 28, 2017	March 1, 2016
Restaurant sales and operating revenue	99.6%	99.4%	99.6%	99.4%
Franchise revenue	0.4	0.6	0.4	0.6
Total revenue	100.0	100.0	100.0	100.0
Operating costs and expenses:
Cost of goods sold (1)	28.6	27.8	28.6	27.5
Payroll and related costs (1)	35.6	34.6	36.2	34.8
Other restaurant operating costs (1)	20.0	20.5	21.5	21.5
Depreciation and amortization (1)	4.5	4.7	4.6	4.8
General and administrative expenses	6.1	5.2	6.9	5.4
Marketing expenses, net	6.1	4.9	6.2	5.0
Closures and impairments, net	6.0	2.3	8.5	2.6
Interest expense, net	2.2	1.8	2.1	2.0
Total operating costs and expenses	108.8	101.3	114.2	103.1
Loss before income taxes	(8.8)	(1.3)	(14.2)	(3.1)
Benefit for income taxes	(0.0)	(0.2)	(0.2)	(0.2)
Net loss	(8.8)%	(1.1)%	(14.0)%	(2.8)%

(1)     As a percentage of restaurant sales and operating revenue.

The following table shows Company-owned Ruby Tuesday and Lime Fresh concept restaurant activity for the 13 and 39 weeks ended February 28, 2017 and March 1, 2016:

	Ruby Tuesday	Lime Fresh	Total
13 weeks ended February 28, 2017
Beginning number	546	-	546
Closed	(2)	-	(2)
Ending number	544	–	544

39 weeks ended February 28, 2017
Beginning number	646	2	648
Closed	(102)	(2)	(104)
Ending number	544	–	544

13 weeks ended March 1, 2016
Beginning number	655	8	663
Closed	(6)	–	(6)
Ending number	649	8	657

39 weeks ended March 1, 2016
Beginning number	658	19	677
Closed	(9)	(11)	(20)
Ending number	649	8	657

The following table shows franchised Ruby Tuesday concept restaurant activity for the 13 and 39 weeks ended February 28, 2017 and March 1, 2016:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 28, 2017	March 1, 2016	February 28, 2017	March 1, 2016
Beginning number	67	78	78	78
Opened	1	2	2	4
Closed	(5)	–	(17)	(2)
Ending number	63	80	63	80

Revenue

Restaurant sales and operating revenue for the 13 weeks ended February 28, 2017 decreased 16.6% to $224.9 million compared to the corresponding period of the prior fiscal year. This decrease is primarily a result of restaurant closings since the corresponding period of the prior fiscal year, 95 of which closed during the first quarter of fiscal year 2017 in connection with our Asset Rationalization Plan as discussed previously within this MD&A, coupled with a 4.0% decrease in same-restaurant sales at Company-owned Ruby Tuesday restaurants. The decrease in Ruby Tuesday concept same-restaurant sales is attributable to a 3.8% decrease in customer traffic coupled with a 0.2% decrease in net check. The 95 restaurants that closed during the first quarter of fiscal year 2017 produced revenues of $29.0 million during the 13 weeks ended March 1, 2016.

Franchise revenue for the 13 weeks ended February 28, 2017 decreased 50.4% to $0.8 million compared to the corresponding period of the prior fiscal year. Franchise revenue is predominantly comprised of domestic and international royalties, which totaled $0.8 million and $1.6 million for the 13 weeks ended February 28, 2017 and March 1, 2016, respectively. The decrease compared to the corresponding period of the prior fiscal year is primarily the result of the closure of ten restaurants by one of our domestic franchisees, the sale of our Lime Fresh franchising rights, and the royalty fee payment default of one of our international franchisees since the corresponding period of the prior fiscal year.

Restaurant sales and operating revenue for the 39 weeks ended February 28, 2017 decreased 13.9% to $694.5 million compared to the corresponding period of the prior fiscal year. This decrease is primarily a result of restaurant closings since the corresponding period of the prior fiscal year, 95 of which closed during the first quarter of fiscal year 2017, coupled with a 3.6% decrease in same-restaurant sales at Company-owned Ruby Tuesday restaurants. The decrease in Ruby Tuesday concept same-restaurant sales is attributable to a 3.2% decrease in customer traffic coupled with a 0.4% decrease in net check. The 95 restaurants that closed during the first quarter of fiscal year 2017 produced revenues of $22.8 million and $86.7 million during the 39 weeks ended February 28, 2017 and March 1, 2016, respectively.

Franchise revenue for the 39 weeks ended February 28, 2017 decreased 46.0% to $2.6 million compared to the corresponding period of the prior fiscal year. Franchise revenue is predominantly comprised of domestic and international royalties, which totaled $2.6 million and $4.8 million for the 39 weeks ended February 28, 2017 and March 1, 2016, respectively. The decrease compared to the corresponding period of the prior fiscal year is primarily for the same reasons as discussed above for the 13-week period ended February 28, 2017.

Pre-tax Loss

Pre-tax loss increased from $3.6 million to $19.9 million for the 13 weeks ended February 28, 2017 compared to the corresponding period of the prior fiscal year. The increase in pre-tax loss is due primarily to higher closures and impairments expense ($7.3 million), a decrease in same-restaurant sales of 4.0% at Company-owned Ruby Tuesday restaurants, and an increase, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of costs of goods sold, payroll and related costs, general and administrative expenses, and marketing expenses, net. These were partially offset by a decrease in interest expense, net ($0.1 million) and a decrease, as a percentage of restaurant sales and operating revenue, of other restaurant operating costs and depreciation and amortization.

Pre-tax loss increased from $24.8 million to $99.2 million for the 39 weeks ended February 28, 2017 compared to the corresponding period of the prior fiscal year. The increase in pre-tax loss is due primarily to higher closures and impairments expense ($40.4 million), a decrease in same-restaurant sales of 3.6% at Company-owned Ruby Tuesday restaurants, and an increase, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of costs of goods sold, payroll and related costs, general and administrative expenses, and marketing expenses, net. These were partially offset by a decrease in interest expense, net ($1.5 million) and a decrease, as a percentage of restaurant sales and operating revenue, of depreciation and amortization.

In the paragraphs that follow, we discuss in more detail the components of the changes in pre-tax loss for the 13 and 39 weeks ended February 28, 2017 compared to the corresponding periods of the prior fiscal year. Because a significant portion of the costs recorded in the cost of goods sold, payroll and related costs, other restaurant operating costs, and depreciation categories are either variable or highly correlate with the number of restaurants we operate, we evaluate our trends by comparing the costs as a percentage of restaurant sales and operating revenue, as well as the absolute dollar change, to the comparable prior fiscal year period.

Cost of Goods Sold
Cost of goods sold decreased $10.8 million (14.4%) to $64.3 million for the 13 weeks ended February 28, 2017, compared to the corresponding period of the prior fiscal year. As a percentage of restaurant sales and operating revenue, cost of goods sold increased from 27.8% to 28.6%. Excluding the $8.4 million decrease from the elimination of the 95 restaurants closed during the first quarter of fiscal year 2017 as part of our Asset Rationalization Plan as discussed previously within this MD&A, cost of merchandise decreased $2.4 million.

Cost of goods sold decreased $23.0 million (10.4%) to $198.7 million for the 39 weeks ended February 28, 2017, compared to the corresponding period of the prior fiscal year. As a percentage of restaurant sales and operating revenue, cost of goods sold increased from 27.5% to 28.6%. Excluding the $18.3 million decrease from the elimination of the 95 restaurants closed during the first quarter of fiscal year 2017, cost of merchandise decreased $4.7 million.

The absolute dollar decrease in cost of goods sold for the 13 and 39 weeks ended February 28, 2017 not attributable to the closing of 95 restaurants was primarily the result of a decline in same-restaurant sales.  These were partially offset by price increases on certain commodity items since the corresponding periods of the prior year, a shift in menu mix associated with core menu changes and promotional activity, and, for the 39-week period, settlement proceeds received during the corresponding periods of the prior fiscal year from a class-action lawsuit against a former vendor.

As a percentage of restaurant sales and operating revenue, the increase in cost of goods sold for the 13 and 39 weeks ended February 28, 2017 is primarily the result of price increases on certain commodity items and a shift in menu mix associated with menu changes and promotional activity since the corresponding periods of the prior fiscal year as discussed above.

Payroll and Related Costs
Payroll and related costs decreased $13.3 million (14.2%) to $80.1 million for the 13 weeks ended February 28, 2017 compared to the corresponding period of the prior fiscal year. As a percentage of restaurant sales and operating revenue, payroll and related costs increased from 34.6% to 35.6%. Excluding the $12.2 million decrease from the elimination of the 95 restaurants closed during the first quarter of fiscal year 2017, payroll and related costs decreased $1.1 million.

Payroll and related costs decreased $29.9 million (10.6%) to $251.1 million for the 39 weeks ended February 28, 2017 compared to the corresponding period of the prior fiscal year. As a percentage of restaurant sales and operating revenue, payroll and related costs increased from 34.8% to 36.2%.  Excluding the $25.9 million decrease from the elimination of the 95 restaurants closed during the first quarter of fiscal year 2017, payroll and related costs decreased $4.0 million.

The absolute dollar decrease in payroll and related costs for the 13 and 39 weeks ended February 28, 2017 not attributable to the closing of 95 restaurants was primarily the result of lower health insurance and workers®€™ compensation costs due to favorable claims experience which was partially offset by wage inflation.

As a percentage of restaurant sales and operating revenue, the increase in payroll and related costs for the 13 and 39 weeks ended February 28, 2017 is primarily the result of wage inflation and loss of leveraging associated with lower sales volumes.

Other Restaurant Operating Costs
Other restaurant operating costs decreased $10.2 million (18.5%) to $45.1 million for the 13 weeks ended February 28, 2017 compared to the corresponding period of the prior fiscal year. As a percentage of restaurant sales and operating revenue, other restaurant operating costs decreased from 20.5% to 20.0%. Excluding the $8.2 million decrease from the elimination of the 95 restaurants closed during the first quarter of fiscal year 2017, other restaurant operating costs decreased $2.0 million.

For the 13 weeks ended February 28, 2017, the decrease in other restaurant operating costs not attributable to the 95 restaurant closings related to the following (in thousands):

Rent and leasing	$1,299
Insurance	909
Other increases, net	(154)
Net decrease	$2,054

The absolute dollar decrease in other restaurant operating costs for the 13 weeks ended February 28, 2017 was a result of lower rent and leasing due in part to restaurant closures other than the 95 that closed as part of the Asset Rationalization Project coupled with lower insurance costs due primarily to proceeds from a fire damage claim and favorable general liability experience since the corresponding period of the prior fiscal year.

Other restaurant operating costs decreased $24.8 million (14.3%) to $149.1 million for the 39 weeks ended February 28, 2017 compared to the corresponding period of the prior fiscal year. As a percentage of restaurant sales and operating revenue, other restaurant operating costs were consistent with the corresponding period of the prior fiscal year at 21.5% as lower costs as discussed below were offset by a loss of leveraging associated with lower sales volumes. Excluding the $17.8 million decrease from the elimination of the 95 restaurants closed during the first quarter of fiscal year 2017, other restaurant operating costs decreased $7.0 million.

For the 39 weeks ended February 28, 2017, the decrease in other restaurant operating costs not attributable to the 95 restaurant closings related to the following (in thousands):

Rent and leasing	$4,031
Repairs	1,001
Utilities	882
Insurance	403
Other decreases, net	714
Net decrease	$7,031

The absolute dollar decrease in other restaurant operating costs for the 39 weeks ended February 28, 2017 was a result of lower rent and leasing, restaurant repairs, and utilities due in part to restaurant closures other than the 95 that closed as part of the Asset Rationalization Project coupled with lower insurance costs since the corresponding period of the prior fiscal year for similar reasons as discussed above for the 13-week period.

Depreciation and Amortization
Depreciation and amortization expense decreased $2.6 million (20.5%) to $10.1 million for the 13 weeks ended February 28, 2017 compared to the corresponding period of the prior fiscal year. As a percentage of restaurant sales and operating revenue, depreciation expense decreased from 4.7% to 4.5%. Excluding the $1.2 million decrease from the elimination of the 95 restaurants closed during the first quarter of fiscal year 2017, depreciation and amortization decreased $1.4 million.

Depreciation and amortization expense decreased $6.6 million (17.2%) to $31.8 million for the 39 weeks ended February 28, 2017 compared to the corresponding period of the prior fiscal year.  As a percentage of restaurant sales and operating revenue, depreciation expense decreased from 4.8% to 4.6%.  Excluding the $3.5 million decrease from the elimination of the 95 restaurant closed during the first quarter of fiscal 2017, depreciation and amortization decreased $3.1 million.

The absolute dollar decrease in depreciation and amortization for the 13 and 39 weeks ended February 28, 2017 is the result of assets that became fully depreciated or were impaired since the corresponding periods of the prior fiscal year coupled with restaurant closures not related to the Asset Rationalization Plan.

General and Administrative Expenses
General and administrative expenses decreased $0.3 million (1.9%) to $13.9 million for the 13 weeks ended February 28, 2017 compared to the corresponding period of the prior fiscal year.

General and administrative expenses increased $4.1 million (9.3%) to $48.4 million for the 39 weeks ended February 28, 2017 compared to the corresponding period of the prior fiscal year.

The decrease in general and administrative expenses for the 13 weeks ended February 28, 2017 is primarily due to lower management labor, employee pension-related costs, and share-based compensation expense, which was partially offset by higher expense for executive bonus due to an adjustment in the corresponding period of the prior fiscal year.

The increase in general and administrative expenses for the 39 weeks ended February 28, 2017 is primarily due to higher severance as a result of the departure of our former Chief Executive Officer, an increase in share-based compensation expense as a result of the accelerated vesting during the second quarter of fiscal year 2017 of certain of our former Chief Executive Officer’s share-based awards upon his departure coupled with a forfeiture credit in the corresponding period of the prior fiscal year, and higher legal fees. These were partially offset by lower management labor, employee pension-related costs, and a reduction in the accrual for executive bonus.

Marketing Expenses, Net
Marketing expenses, net increased $0.6 million (4.4%) to $13.8 million for the 13 weeks ended February 28, 2017 compared to the corresponding period of the prior fiscal year.

Marketing expenses, net increased $2.9 million (7.3%) to $43.3 million for the 39 weeks ended February 28, 2017 compared to the corresponding period of the prior fiscal year.

The increase in marketing expenses, net for the 13 weeks ended February 28, 2017 is primarily a result of higher television advertising due primarily to advertising associated with our new Garden Bar, which was partially offset by lower internet, direct mail, newspaper, and other promotional advertising costs since the corresponding period of the prior fiscal year.

The increase in marketing expenses, net for 39 weeks ended February 28, 2017 is primarily a result of higher television advertising for reasons as discussed above, and higher direct mail and other promotional advertising costs, which were partially offset by decreases in internet, magazine, and newspaper advertising since the corresponding period of the prior fiscal year.

Closures and Impairments, Net

Closures and impairments, net, increased $7.3 million to $13.4 million for the 13 weeks ended February 28, 2017, as compared to the corresponding period of the prior fiscal year. The increase is primarily due to higher property impairment charges ($8.0 million), closed restaurant lease reserves ($1.1 million), and other closing costs ($0.8 million). These increases were partially offset by higher gains on the sale of surplus properties ($2.3 million), and a decrease in severance benefits ($0.3 million).

Closures and impairments, net increased $38.4 million to $59.3 million for the 39 weeks ended February 28, 2017, as compared to the corresponding period of the prior fiscal year. The increase is primarily due to higher property impairment charges ($17.0 million), closed restaurant lease reserve expense ($14.3 million), and inventory write-off, severance benefits, and other closing costs ($8.1 million), coupled with lower gains on the sale of surplus properties ($1.0 million). These were partially offset by a partial impairment of the Lime Fresh trademark ($2.0 million) during the corresponding period of the prior fiscal year.

As previously discussed in Note 7 to the Condensed Consolidated Financial Statements, during the first quarter of fiscal year 2017, we closed 102 Company-owned restaurants, 95 of which were closed in connection with an asset rationalization plan announced on August 11, 2016. The plan was formulated in response to a comprehensive review of our property portfolio which included the planned closure of restaurants with perceived limited upside due to market concentration, challenged trade areas, or other factors. Included within Closures and impairments, net for the 39 weeks ended February 28, 2017 are closed restaurant lease reserves, inventory write-off, severance benefits, and other closing expense of $30.2 million related to these closures in connection with the Asset Rationalization Plan.

See Note 7 to the Condensed Consolidated Financial Statements for further information on our closures and impairment charges recorded during the 13 and 39 weeks ended February 28, 2017 and March 1, 2016.

Within our impairment analysis for the 13-week period ended February 28, 2017, we had 65 restaurants that had either been open for more than six full quarters with rolling 12-month negative cash flows or had suppressed levels of positive cash flows. Of these restaurants, 42 have been impaired to salvage value. The remaining net book value of the 23 restaurants, one of which is located on an owned property, was $4.9 million at February 28, 2017.

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

Interest Expense, Net
Interest expense, net decreased $0.1 million to $4.9 million for the 13 weeks ended February 28, 2017, as compared to the corresponding period of the prior fiscal year.

Interest expense, net decreased $1.5 million to $14.6 million for the 39 weeks ended February 28, 2017, as compared to the corresponding period of the prior fiscal year, primarily due to the early payoff of certain mortgage loans and repurchases of our Senior Notes during the prior fiscal year.

Benefit for Income Taxes

We recorded a tax benefit of $0.1 million and $1.7 million for the 13 and 39 weeks ended February 28, 2017, respectively, compared to a tax benefit of $0.5 million and $1.7 million for the 13 and 39 weeks ended March 1, 2016, respectively. Netted against our tax benefit for the 13 and 39 weeks ended February 28, 2017 were charges of $10.3 million and $44.1 million, respectively, representing increases in the valuation allowance for deferred tax assets recorded primarily against general business credit carryforwards and federal and state net operating loss carryforwards.

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

We are required to assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of, among other charges, closures and impairments, we currently reflect a three-year cumulative pre-tax loss. A cumulative pre-tax loss is given more weight than projections of future income, and a recent historical cumulative loss is considered a significant factor that is difficult to overcome. Our valuation allowance for deferred tax assets totaled $131.3 and $89.9 million as of February 28, 2017 and May 31, 2016, respectively. Before consideration of the valuation allowance expense and including tax credits, we had an income tax benefit of $10.4 million and $45.8 million for the 13 and 39 weeks ended February 28, 2017, respectively, and $5.4 million and $17.0 million for the 13 and 39 weeks ended March 1, 2016, respectively.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of liquidity is cash provided by operations. The following table presents a summary of our cash flows from operating, investing, and financing activities for the first 39 weeks of fiscal years 2017 and 2016 (in thousands).

	Thirty-nine weeks ended
	February 28, 2017	March 1, 2016
Net cash (used)/provided by operating activities	$(21,719)	$18,539
Net cash used by investing activities	(1,409)	(18,709)
Net cash used by financing activities	(11,586)	(22,703)
Net decrease in cash and cash equivalents	$(34,714)	$(22,873)

Operating Activities

Our cash provided by operations is generally derived from cash receipts generated by our restaurant customers and franchisees.  Substantially all of the $694.5 million and $807.1 million of restaurant sales and operating revenue disclosed in our Condensed Consolidated Statements of Operations and Comprehensive Loss for the 39 weeks ended February 28, 2017 and March 1, 2016, respectively, was received in cash either at the point of sale or within two to four days (when our customers paid with debit or credit cards).  Our primary uses of cash for operating activities are food and beverage purchases, payroll and benefit costs, restaurant operating costs, general and administrative expenses, and marketing expenses, a significant portion of which are incurred and paid in the same period.

Cash used by operating activities for the 39 weeks ended February 28, 2017 was $21.7 million as compared to cash provided of $18.5 million for the corresponding period of the prior fiscal year. The change is primarily the result of lower Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") for reasons previously discussed within this MD&A, which was partially offset by decreases in amounts spent to acquire inventory (approximately $3.2 million), lower cash paid for taxes ($2.4 million), and lower cash paid for interest ($1.7 million) due to the prepayment of certain of our mortgage obligations and other principal payments on our debt since the corresponding period of the prior fiscal year.  These were partially offset by decreases in accounts payable, accrued, and other liabilities due to the timing of payments.

Our working capital deficiency and current ratio as of February 28, 2017 were $13.0 million and 0.9:1, respectively. As is typical in the restaurant industry, we typically carry current liabilities in excess of current assets because cash (a current asset) generated from operating activities is reinvested in capital expenditures (a long-term asset), debt reduction (a long-term liability), or stock repurchases (thereby reducing equity), and receivable and inventory levels are generally not significant.

Investing Activities

We require capital principally for the maintenance, upkeep, and remodeling of our existing restaurants, limited new restaurant construction, investments in technology, equipment, and on occasion for the acquisition of franchisees or other restaurant concepts. Property and equipment expenditures purchased primarily with cash on hand and/or internally-generated cash flows for the 39 weeks ended February 28, 2017 and March 1, 2016 were $27.0 million and $27.3 million, respectively. In addition, proceeds from the disposal of assets produced $22.0 million and $6.2 million of cash during the 39 weeks ended February 28,  2017 and March 1, 2016, respectively.

We intend to fund our future investing activities with cash on hand, cash provided by operations, proceeds from the sale of surplus properties, or borrowings on the Senior Credit Facility.

Financing Activities

Historically our primary sources of cash have been operating activities, coupled with sales of surplus properties. When these alone have not provided sufficient funds for both our capital and other needs, we have obtained funds through the incurrence of indebtedness, sale-leaseback transactions, or through the issuance of additional shares of common stock.

Our current borrowings and credit facilities include $212.5 million outstanding principal of 7.625% senior notes due 2020 (the “Senior Notes”), a revolving credit agreement (the “Senior Credit Facility”) under which we may borrow up to $30.0 million, and $5.1 million of mortgage loan obligations assumed upon franchise acquisitions. Principal payments of long-term debt and capital leases for the 39 weeks ended February 28, 2017 and March 1, 2016 were $10.6 million and $12.7 million, respectively. See Note 6 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for key terms and further information on our Senior Notes, Senior Credit Facility, and mortgage loan obligations. In addition, we repurchased our common stock at an aggregate cost of $10.0 million during the 39 weeks ended March 1, 2016.

Covenant Compliance

Under the terms of the Senior Credit Facility and our mortgage loan obligations, we are required to comply with financial covenants relating to the maintenance of a maximum leverage ratio and a minimum fixed charge coverage ratio. As of November 29, 2016, we did not attain the minimum fixed charge coverage ratio as required under the terms of the Senior Credit Facility and mortgage loan obligations.  While we obtained waivers of this covenant violation through January 31, 2017 from our lenders, we believed, without certain modifications, that it was possible at some point during the next twelve months that we would again be in violation of the minimum fixed charge coverage ratio covenant.  Accordingly, on January 31, 2017, we entered into a seventh amendment and waiver to the Senior Credit Facility (the "Seventh Amendment and Waiver") and a loan modification and waiver (the "Mortgage Loan Modification and Waiver"). Among other things, the Seventh Amendment and Waiver reduces the amount the Company may borrow pursuant to the revolving loan commitment under the Senior Credit Facility from $50.0 million (including a $25.0 million sublimit for standby letters of credit), to $30.0 million (including a $15.0 million sublimit for standby letters of credit), amends the termination date of the Senior Credit Facility from December 3, 2017 to June 2, 2017, and increases the flexibility of the financial covenants under the Senior Credit Facility.

We were required under the Seventh Amendment and Waiver and the Mortgage Loan Modification and Waiver to maintain a maximum leverage ratio of no more than 4.65 to 1.0 and a minimum fixed charge coverage ratio of no less than 1.25 to 1.0 for the quarter ended February 28, 2017. We were in compliance with our maximum leverage ratio and minimum fixed charge coverage ratio as of February 28, 2017.

Additionally, the Senior Credit Facility and the Seventh Amendment and Waiver contain a number of customary affirmative and negative covenants that, among other things, limit or restrict our ability to incur liens, engage in mergers or other fundamental changes, make acquisitions, investments, loans and advances, pay dividends or other distributions, sell or otherwise dispose of certain assets, engage in certain transactions with affiliates, enter into burdensome agreements or certain hedging agreements, amend organizational documents, change accounting practices, incur additional indebtedness, guarantee indebtedness, and prepay other indebtedness.

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

The following is a reconciliation of our total long-term debt and capital leases, which are GAAP-based, to Adjusted Total Debt as defined in our bank covenants (in thousands):

February 28, 2017
Current portion of long-term debt	$349
Long-term debt and capital leases, less current maturities	213,533
Total long-term debt and capital leases	213,882
Present value of operating leases*	152,901
Letters of credit*	11,091
Unrestricted cash in excess of $10.0 million	(22,465)
Unamortized debt issuance costs	2,528
Unamortized discount of senior unsecured notes	1,478
Unamortized premium of mortgage loan obligations	–
Trade payables overdue by more than 120 days	6
Adjusted Total Debt	$359,421

* Non-GAAP measure. See below for discussion regarding reconciliation to GAAP-based amounts.

The following is a reconciliation of net loss, which is a GAAP-based measure of our operating results, to Consolidated EBITDAR as defined in our bank covenants (in thousands):

Twelve Months
Ended
February 28, 2017
Net loss	$(125,056)
Asset impairments	75,197
Rent expense	56,085
Depreciation and amortization	44,722
Interest expense	20,280
Restaurant closing costs*	15,608
Share-based compensation expense	3,443
Other, net	1,191
Gain on sales of Lime Fresh Mexican Grill assets	(5,988)
Income taxes	(2,236)
Consolidated EBITDAR	$83,246

*Amount is comprised of restaurant closing and restructuring costs, closed-restaurant lease reserves, and impairment and asset write-off charges incurred in connection with the closure of 95 restaurants during the first quarter of fiscal year 2017.

Adjusted Total Debt to Consolidated EBITDAR – Actual	4.32
Maximum allowed per covenant	4.65

Minimum Fixed Charge Coverage

Our fixed charge coverage ratio compares Consolidated EBITDAR (as discussed above) to interest and cash-based rents.

The following shows our computation of our fixed charge coverage ratio (in thousands):

Twelve Months
Ended
February 28, 2017
Consolidated EBITDAR	$83,246

Interest*	$17,691
Cash rents*	44,097
Total	$61,788

* Non-GAAP measure. See below for discussion regarding reconciliation to GAAP-based amounts.

Fixed Charge Covenant – Actual	1.35
Minimum allowed per covenant	1.25

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

Our Minimum Fixed Charge Coverage ratio requires interest to be included in the denominator.  The amount we reflect for interest in the denominator of this calculation ($17.7 million on a rolling 12 month basis) differs from interest expense determined in accordance with GAAP ($20.3 million) because of three adjustments we make.  As shown below, we exclude brokerage fees, prepayment penalties, and the amortization of loan fees and fair market value adjustments.  While these items are reflected as interest expense in our Condensed Consolidated Statements of Operations and Comprehensive Loss, they do not require on-going cash payments for servicing and therefore are not impacted by future Consolidated EBITDAR.  The table below reconciles debt covenant interest for the preceding 12 months to GAAP interest for the same time period (amounts in thousands):

GAAP-based interest expense	$20,280
Brokerage fees	(1,654)
Prepayment penalties	(707)
Amortization of loan fees and fair market
value adjustments	(228)
Interest	$17,691

Our Minimum Fixed Charge Coverage ratio also allows for recurring cash rents to be included in the denominator. Cash rents ($44.1 million on a rolling 12 month basis) differ from rents determined in accordance with GAAP ($56.1 million) by the following (amounts in thousands):

GAAP –based rent expense	$56,085
Rent settlement payments	(8,029)
Change in rent accruals	(3,959)
Cash rents	$44,097

Significant Contractual Obligations and Commercial Commitments
Long-term financial obligations were as follows as of February 28, 2017 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Notes payable and other
long-term debt, including
current maturities (a)	$ 5,342	$ 1,493	$ 2,814	$ 828	$ 207
Senior unsecured notes (a)	212,546	–	–	212,546	–
Interest (b)	59,170	16,642	32,903	8,259	1,366
Operating leases (c)	518,102	41,875	75,293	65,301	335,633
Purchase obligations (d)	46,051	29,314	12,112	4,625	–
Pension obligations (e)	35,793	3,455	4,519	8,391	19,428
Total (f)	$ 877,004	$ 92,779	$ 127,641	$ 299,950	$ 356,634

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

(c)

This amount includes lease payments for certain optional renewal periods for which exercise is considered reasonably assured as well as operating leases totaling $3.2 million for which sublease income from franchisees or others is expected. Certain of these leases obligate us to pay maintenance costs, utilities, real estate taxes, and insurance, which are excluded from the amounts shown above.

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

Known Events, Uncertainties, and Trends

Review of Strategic Alternatives

On March 13, 2017, we announced that we are exploring strategic alternatives in order to maximize shareholder value and position the business for long-term success. We are considering all strategic alternatives including, but not limited to a potential sale or merger of the Company, and have retained a financial advisor to assist in the process. We do not intend to make any further comment regarding the review until it has been completed.

Covenant Compliance

As previously mentioned within this MD&A, under the terms of the Senior Credit Facility and our mortgage loan obligations, we are required to comply with financial covenants relating to the maintenance of a maximum leverage ratio and a minimum fixed charge coverage ratio. As of November 29, 2016, we did not attain the minimum fixed charge coverage ratio as required under the terms of the Senior Credit Facility and mortgage loan obligations.  While we obtained waivers of this covenant violation through January 31, 2017 from our lenders, we believed, without certain modifications, that it was possible at some point during the next twelve months that we would again be in violation of the minimum fixed charge coverage ratio covenant.  Accordingly, on January 31, 2017, we entered into a seventh amendment and waiver to the Senior Credit Facility (the "Seventh Amendment and Waiver") and a loan modification and waiver (the "Mortgage Loan Modification and Waiver").

Among other things, the Seventh Amendment and Waiver reduces the amount the Company may borrow pursuant to the revolving loan commitment under the Senior Credit Facility from $50.0 million (including a $25.0 million sublimit for standby letters of credit), to $30.0 million (including a $15.0 million sublimit for standby letters of credit), amends the termination date of the Senior Credit Facility from December 3, 2017 to June 2, 2017, and increases the flexibility of the financial covenants under the Senior Credit Facility.

The Seventh Amendment and Waiver and the Mortgage Loan Modification and Waiver require us to maintain a maximum leverage ratio of no more than 4.65 to 1.0 and a minimum fixed charge coverage ratio of no less than 1.25 to 1.0 for the quarter ended February 28, 2017. While we were in compliance with our maximum leverage ratio and minimum fixed charge coverage ratio as of February 28, 2017, there are no assurances that our lenders will provide any future waivers of covenant violations or agree to any future amendments of our Senior Credit Facility or mortgage loan obligations.  As of the date of this filing, we are evaluating options to replace the Senior Credit Facility.

Impact on Cash from Sale of Surplus Properties and Lease Settlements

As further discussed in Note 5 to the Condensed Consolidated Financial Statements, as of February 28, 2017 we had surplus properties classified as assets held for sale of $20.5 million and surplus properties of $17.9 million not classified as held for sale as we had yet to conclude for accounting purposes that we can sell these assets within 12 months of the balance sheet date. Additionally, as discussed in Note 7 to the Condensed Consolidated Financial Statements, as of February 28, 2017 we had a liability for future lease obligations of $19.1 million. While we settled four of these leases for $1.4 million since February 28, 2017, the amounts of future settlements could be higher or lower than the amounts recorded, and the actual amount of any cash payments made by the Company for lease contract termination costs will be dependent upon ongoing negotiations with the landlords of the leased properties. During the remainder of fiscal year 2017, we expect fluctuations in our cash balances as we hope to generate cash through the sale of surplus properties while using cash to settle closed restaurant lease obligations.

Financial Strategy and Stock Repurchase Plan

Cash and cash equivalents as of February 28, 2017 were $32.6 million. Our overall goal is to invest in our brand and to strengthen our balance sheet to improve credit metrics. As such, our first priority is to ensure that we have adequate cash levels to run the business and internally fund our capital expenditures. Our second priority is to reduce our outstanding debt to help improve our credit metrics with the goal of improved flexibility and access to capital at reasonable rates. Lastly, we would consider share repurchases within the limitations of our debt covenants to return capital to shareholders. As of February 28, 2017, the total number of remaining shares authorized to be repurchased was 9.9 million. Any of these actions, in any particular period and the actual amount thereof, remain at the discretion of the Board of Directors and are subject to debt covenant restrictions, and as such no assurance can be given that any such actions will be taken in the future.

Dividends

During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to our shareholders. No dividends were declared or paid during the 39 weeks ended February 28, 2017 or March 1, 2016. The payment of a dividend in any particular period and the actual amount thereof remain at the discretion of the Board of Directors and are subject to covenant restrictions, and as such no assurance can be given that dividends will be paid in the future.

Impact of Inflation
The impact of inflation on the cost of food, labor, supplies, utilities, real estate, and construction costs could adversely impact our operating results. Historically, we have been able to recover certain inflationary cost increases through increased menu prices coupled with more efficient purchasing practices and productivity improvements. Competitive pressures may limit our ability to completely recover such cost increases. Historically, the effect of inflation has not significantly impacted our results of operations.

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

Item 3. Quantitative and Qualitative

Disclosure About Market Risk

There were no material changes during the 39 weeks ended February 28, 2017 to the disclosures made in Item 7A of our Form 10-K for the fiscal year ended May 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of February 28, 2017.

Changes in Internal Control

During the fiscal quarter ended February 28, 2017, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

We are presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business, including claims relating to injury or wrongful death under “dram shop” laws, workers’ compensation and employment matters, claims relating to lease and contractual obligations, and claims from customers alleging illness or injury. We provide accruals for such claims when payment is probable and estimable in accordance with U.S. generally accepted accounting principles. At this time, in the opinion of management, the ultimate resolution of pending legal proceedings, including the matter referred to below, will not have a material adverse effect on our condensed consolidated results of operations, financial position, or cash flows.

In May 2014, a securities class action case styled Dennis Krystek v. Ruby Tuesday, Inc. et al, was filed in the U.S. District Court for the Middle District of Tennessee, Nashville Division.  The case alleged that the Company and some of its former executives made false and misleading statements about the Company's financial performance and the financial performance of the Lime Fresh concept.  On March 29, 2017, the Company agreed to settle the case for $5.0 million.  We maintain insurance to cover these types of claims with our primary insurance carrier, subject to a self-insured retention which had been met prior to February 28, 2017.  Our insurance policies cover amounts in excess of our self-insured retention. In accordance with ASC Subtopic 405-20-40, Extinguishment of Liabilities, and ASC Subtopic 210-20, Balance Sheet Offsetting, we have recorded both an accrued liability (included within Accrued liabilities: Rent and other) and an asset for insurance recovery (included within Accounts and other receivables), in the amount of $5.0 million, in our Condensed Consolidated Balance Sheet as of February 28, 2017.

Item 1A. Risk Factors

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended May 31, 2016 in Part I, Item 1A. Risk Factors. Except as set forth elsewhere in this Form 10-Q, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table includes information regarding purchases of our common stock made by us during the fiscal quarter ended February 28, 2017:

	Total number	Average	Total number of shares	Maximum number of shares
	of shares	price paid	purchased as part of publicly	that may yet be purchased
Period	purchased	per share	announced plans or programs	under the plans or programs (1)

November 30 to January 3	–	$ –	–	9,884,829
January 4 to January 31	–	–	–	9,884,829
February 1 to February 28	–	–	–	9,884,829
Total	–	$ –	–

(1) As of February 28, 2017, 9.9 million shares remained available for purchase under an existing January 8, 2013 authorization by the Board of Directors to repurchase 10.0 million shares. The timing, price, quantity, and manner of the purchases to be made are at the discretion of management upon instruction from the Board of Directors, depending upon market conditions and debt covenant requirements.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

 Item 3. Defaults Upon Senior Securities

None.

  Item 4. Mine Safety Disclosures

Not Applicable.

 Item 5. Other Information

On April 4, 2017, James F. Hyatt was appointed President and Chief Executive Officer of the Company, replacing F. Lane Cardwell, Jr., who has been serving as our Interim President and Chief Executive Officer.  Mr. Hyatt was also appointed to serve as a member of the Board of Directors of the Company (the "Board").  Mr. Cardwell will continue to serve as a member of the Board.  Prior to joining the Company, Mr. Hyatt (age 60) served as the President and Chief Executive Officer of Church's Chicken from 2011 until 2016.

Mr. Hyatt will receive an annual base salary of $850,000 and will be eligible for an annual bonus with a target amount of 100% of base salary.  For fiscal year 2017, Mr. Hyatt's annual bonus will be dependent upon determination of the Compensation Committee of the Ruby Tuesday, Inc. Board of Directors that he has achieved specific performance goals, and the amount earned will be prorated based on the portion of the fiscal year that he is employed with the Company.  Thereafter, he will be eligible for an annual bonus under the Company's Executive Incentive Compensation Plan with a target amount of 100% of base salary.  On April 4, 2017, and on each of the three-month, six-month, nine-month and twelve-month anniversaries of such date, Mr. Hyatt will receive a restricted stock award with a target grant date value of $375,000. Each such award will vest in three equal installments over a three-year period following the date of grant. Accordingly, we granted 142,045 service-based restricted shares to Mr. Hyatt on April 4, 2017 upon his appointment as President and Chief Executive Officer. Thereafter, he will be eligible to receive an annual long-term incentive award, with respect to the beginning of our fiscal year 2019, with a target grant date value of $1.5 million to be granted under the Ruby Tuesday, Inc. Stock Incentive Plan.

Mr. Hyatt will be eligible for severance equal to his base salary if his employment is terminated during the first year following his appointment.  Thereafter, Mr. Hyatt will be eligible for severance in accordance with the terms of his offer letter and (i) the Ruby Tuesday, Inc. Executive Severance Plan, with severance equal to two times his base salary, or (ii) the Ruby Tuesday, Inc. Change in Control Severance Plan, with severance equal to two times the sum of his base salary and target bonus, as applicable.  Mr. Hyatt's receipt of severance will be subject to his compliance with certain restrictive covenants, including with regard to confidentiality and non-solicitation of employees.

Item 6. Exhibit Index

The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit

10.1	Seventh Amendment to Revolving Credit Agreement and Waiver, dated January 31, 2017.

10.2	Loan Modification Agreement and Waiver, dated January 31, 2017.

10.3	Amendment to the Ruby Tuesday, Inc. Change in Control Severance Plan, dated April 4, 2017.

10.4	Amendment to the Ruby Tuesday, Inc. Executive Severance Plan, dated April 4, 2017.

12.1	Ratio of Consolidated Earnings to Fixed Charges.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Position	Date

/s/ Sue Briley Sue Briley	Chief Financial Officer (Principal Financial Officer)	Date: April 7, 2017

/s/ Wayne Kalish Wayne Kalish	Vice President, Corporate Controller (Principal Accounting Officer)	Date: April 7, 2017