Form 10-K
period 2017-06-06
RUBY TUESDAY INC
filed 2017-08-21
CIK 68270

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: June 6, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, emerging growth company, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of the last day of the second fiscal quarter ended November 29, 2016 was $184,147,115 based on the closing stock price of $3.04 on November 29, 2016.

The number of shares of common stock outstanding as of August 16, 2017, was 60,943,588.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2017 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Form 10-K.

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

PART I
Item 1. Business

Background
The first Ruby Tuesday® restaurant was opened in 1972 in Knoxville, Tennessee near the campus of the University of Tennessee. The Ruby Tuesday concept, which at the time consisted of 16 restaurants, was acquired by Morrison Restaurants Inc. (“Morrison”) in 1982. During the following years, Morrison grew the concept to over 300 restaurants. In a spin-off transaction that occurred on March 9, 1996, shareholders of Morrison approved the distribution of two separate businesses of Morrison to its shareholders, Morrison Fresh Cooking, Inc. (“MFC”) and Morrison Health Care, Inc. (“MHC”). In conjunction with the spin-off, Morrison was reincorporated in the State of Georgia and changed its name to Ruby Tuesday, Inc. Ruby Tuesday, Inc. and its wholly-owned subsidiaries are sometimes referred to herein as “RTI,” the “Company,” “we” and/or “our.”

We began our franchise program in 1997 with the opening of one domestic and two international franchised Ruby Tuesday restaurants. We do not own any equity in entities that hold franchises under our franchise programs. As of June 6, 2017, we had 22 Ruby Tuesday concept franchisees, comprised of five domestic and 17 international franchisees. We have signed agreements for the development of new franchised Ruby Tuesday restaurants with seven of the international franchisees. These seven international franchisees hold rights as of June 6, 2017 to develop Ruby Tuesday restaurants in 16 countries.

 Operations

We own, operate, and franchise the Ruby Tuesday casual dining restaurant chain and operate in the bar and grill segment of the casual dining industry. As of June 6, 2017, we owned and operated 543, and franchised 62, Ruby Tuesday restaurants. Of the 62 franchised Ruby Tuesday restaurants, 17 were operated by our domestic franchisees and 45 were operated by our international franchisees. Ruby Tuesday restaurants can be found in 41 states, 14 foreign countries, and Guam. Our Company-owned and operated restaurants are concentrated primarily in the Southeast, Northeast, Mid-Atlantic and Midwest of the United States, which we consider to be our core markets. A listing of the states and countries in which our franchisees operate is set forth below in Item 2 entitled “Properties.”

Ruby Tuesday restaurants offer a wide variety of menu options, including handcrafted classic burgers made with 100% USDA choice beef, fresh chicken options, our signature baby-back ribs, as well as steaks, seafood, and appetizers. Our Garden Bar has been a significant point of differentiation for our brand and an enduring favorite of our customers. With up to 55 fresh, high quality salad ingredients, our Garden Bar exemplifies our key brand attributes of variety, freshness, and quality. Our Classic Burger choices include beef, turkey, and chicken offerings. Entree selections typically range in price from $8.99 to $20.99. We also offer our RubyTueGo® curbside service and a delivered-meals catering program for businesses, organizations, and group events at both Company-owned and franchised restaurants.

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

Review of Strategic Alternatives

On March 13, 2017, we announced that our Board of Directors had authorized an exploration of  strategic alternatives in order to maximize shareholder value.  We are considering all strategic alternatives including, but not limited to, a potential sale or merger of the Company, and have retained a financial advisor to assist in the process.  The strategic alternatives process is ongoing and entering its final phase.

Fresh Start Initiatives

In August 2016, we announced the launch of our Fresh Start initiatives which are intended to streamline our organization, improve financial profitability and ultimately create long-term value for our shareholders. The Fresh Start initiatives were developed to drive more significant top line growth and profitability over time.  The key components of the Fresh Start initiatives include:

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

●

A Fresh New Experience which is focused on revitalizing our brand through improving our service and overall guest experience. As part of our work in this area, we completed 13 store remodels in two test markets. Additionally, we are working with our teams at the restaurant level with service initiatives to improve the pace of meals and attentiveness, particularly through menu simplification. We have placed a hold on further remodels while measuring the combined results from our new menu, new Garden Bar, and Fresh New Experience.

Franchising
As previously noted, as of June 6, 2017, we had franchise arrangements with 22 franchise groups which operate Ruby Tuesday restaurants in 11 states, Guam, and 14 foreign countries. Our Ruby Tuesday franchisees opened two Ruby Tuesday restaurants in fiscal year 2017, five restaurants in fiscal year 2016, and six restaurants in fiscal year 2015.

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

All domestic Ruby Tuesday concept franchisees are required to pay a marketing and purchasing fee of 1.5% of monthly gross sales. At times of economic downturn, we have occasionally chosen to temporarily lower these fees. Additionally, under the terms of the franchise agreements, we also require all domestic Ruby Tuesday concept franchisees to pay a national advertising fee of up to 3% of monthly gross sales to cover their pro rata portion of the costs associated with our national advertising campaigns.  As of June 6, 2017 this national advertising fee was 1.5% of monthly gross sales.

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

Seasonality
Our business is moderately seasonal. Average unit volumes of our mall-based restaurants, which represent approximately 8% of our total restaurants as of June 6, 2017, are slightly higher during the winter holiday season. Freestanding restaurant sales are generally higher in the spring and summer months.

Competition
Our business is subject to intense competition with respect to prices, services, convenience, locations, employees, advertising, promotions, and the types and quality of food. We are in competition with other food service operations, with locally-owned restaurants, and other national and regional restaurant chains that offer the same or similar types of services and products as we do. In times of economic uncertainty, restaurants also compete with grocery retailers as customers may choose to limit spending and eat at home. Some of our competitors may be more established in the markets where our restaurants are or may be located. Changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns, and the types, numbers and locations of competing restaurants often affect the restaurant business. There is active competition for personnel and for attractive commercial real estate sites suitable for restaurants.

Government Regulation
We and our franchisees are subject to various licensing requirements and regulations at both the state and local levels, related to zoning, land use, sanitation, alcoholic beverage control, and health and fire safety. We have not encountered significant difficulties or failures in obtaining the required licenses or approvals that could delay the opening of a new restaurant or the operation of an existing restaurant nor do we presently anticipate the occurrence of any such difficulties in the future. Our business is subject to various other regulations by federal, state and local governments, such as compliance with various minimum wage, overtime, health care, food safety, citizenship, and fair labor standards.

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

Environmental Compliance
We are subject to a variety of federal, state and local environmental laws and regulations that have been enacted or adopted, including those regulating the discharge of hazardous and other materials into the environment, or otherwise relating to the protection of the environment. Compliance with these laws and regulations has not had and is not expected to have a material effect on our capital expenditures, earnings or competitive position.

Personnel
As of June 6, 2017, we employed approximately 25,000 employees, including approximately 200 support center management and staff personnel. We believe that our employee relations are good and that working conditions and employee compensation are comparable with our major competitors. Our employees are not covered by a collective bargaining agreement.

Available Information
Through the “Investors” section of our website www.rubytuesday.com, we make available free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statements and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as it is reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Our reports and other materials filed with the SEC are also available at www.sec.gov. We are not including the information contained on or available through the aforementioned websites as a part of, or incorporating such information into, this Annual Report on Form 10-K unless specifically noted in the exhibits section in Part IV, Item 15 of this Annual Report on Form 10-K. In addition, copies of corporate governance materials, including Audit Committee Charter, Governance Committee Charter, Code of Business Conduct and Ethics, Corporate Governance Guidelines, and Whistleblower Policy are available on our web site, free of charge. We will make available on our web site any waiver of or substantive amendment to our Code of Business Conduct and Ethics within four business days following the date of such waiver or amendment.

A copy of the aforementioned documents will be made available in print without charge to all shareholders upon written request to the Company. Shareholders are encouraged to direct such requests to our Secretary at the Restaurant Support Services Center, 333 East Broadway Avenue, Maryville, Tennessee 37804.

Executive Officers
Our executive officers are appointed by and serve at the discretion of our Board of Directors. Information regarding our executive officers as of August 1, 2017, is provided below.

Name	Age	Position

James F. Hyatt, II	61	President and Chief Executive Officer
Sue Briley	54	Chief Financial Officer
Mike K. Ellis	55	Chief Development Officer
Rhonda J. Parish	61	Chief Legal Officer and Secretary
David W. Skena	47	Chief Marketing Officer
Thomas A. Williams	55	Chief People Officer

Mr. Hyatt joined the Company in April 2017 as President and Chief Executive Officer.  Prior to joining the Company, Mr. Hyatt served as Chief Executive Officer of Church's Chicken from September 2011 to November 2016 and remains a member of its Board of Directors.  Prior to Church's Chicken, Mr. Hyatt served as President and Chief Executive Officer of Cosi, Inc. from September 2007 through September 2011.  Prior to Cosi, Inc., Mr. Hyatt spent 31 years with Burger King Corporation, including serving as Executive Vice President and Chief Operations Officer responsible for over 13,000 restaurants, after 11 years as one of the company's most successful multi-unit franchisees.

Ms. Briley joined the Company in July 2014 and was named Chief Financial Officer in September 2016.  Ms. Briley served as Interim Chief Financial Officer from June 2016 to September 2016 and Vice President of Finance from July 2014 to June 2016.  Prior to joining the Company, she was sole proprietor of Symmetry Financial Consulting from July 2013 to July 2014, Director of Financial Planning and Analysis at Margaritaville Enterprises from November 2012 to July 2013 and, prior to that, held a variety of progressively responsible positions in finance, accounting, and treasury at Darden Restaurants, Inc.

Mr. Ellis joined the Company in February 2016 as Chief Development Officer, assuming additional duties for oversight of the Company's supply chain in March 2017.  Prior to joining the Company, Mr. Ellis served as Chief Development Officer for Einstein Noah Restaurant Group, Inc. from March 2014 to February 2015, and served as Executive Vice President, Franchise & Restaurant Development for Einstein from March 2011 to March 2014. Prior to his tenure with Einstein, Mr. Ellis held a number of executive positions, including Chief Development Officer for O’Charley’s, Inc. and Burger King Corporation, and Senior Vice President of Development for Darden Restaurants, Inc.

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

We cannot assure you that our exploration of strategic alternatives will result in a transaction or that any such transaction would be successful, and the process of exploring strategic alternatives or its conclusion could adversely impact our business and our stock price.

On March 13, 2017, we announced that our Board of Directors had authorized an exploration of  strategic alternatives in order to maximize shareholder value.  We are considering all strategic alternatives including, but not limited to, a potential sale or merger of the Company, and have retained a financial advisor to assist in the process.  The strategic alternatives process is ongoing and entering its final phase.

There can be no assurances that the strategic alternatives process will result in the announcement or consummation of any strategic transaction, or that any resulting plans or transactions will yield additional value for shareholders.  Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with the Company and the availability of financing to potential buyers on reasonable terms.

The process of exploring strategic alternatives could adversely impact our business, financial condition and results of operations.  We have incurred costs related to the strategic alternatives process of $3.3 million during fiscal year 2017 and have spent an additional $0.4 million during the first two months of fiscal year 2018.  We could continue to incur substantial expenses associated with identifying and evaluating potential strategic alternatives, including those related to employee retention payments, equity compensation, severance pay and legal, accounting and financial advisory fees.  In addition, the process may be time consuming and disruptive to our business operations, could divert the attention of management and the Board of Directors from our  business, could negatively impact the Company’s ability to attract, retain and motivate key employees, and could expose us to potential litigation in connection with this process or any resulting transaction.  The public announcement of a strategic alternative may also yield a negative impact on operating results if prospective or existing service providers are reluctant to commit to new or renewal contracts or if existing customers decide to shift their business to a competitor.

Further, we do not intend to disclose detailed developments or provide regular updates on the progress or status of the strategic alternatives process until our Board of Directors deems further disclosure is appropriate or required.  Accordingly, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of our Company could cause our stock price to fluctuate significantly.

Our business could be negatively affected as a result of the actions of activist shareholders.

Publicly traded companies have increasingly become subject to campaigns by activist investors advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases or even sales of assets or the entire company. It is possible that activist shareholders may attempt to effect such changes or acquire control over the Board of Directors. Responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, disrupt our operations and divert the attention of our Board of Directors and senior management from the pursuit of business strategies, which could adversely affect our results of operations and financial condition. Additionally, perceived uncertainties as to our future direction as a result of shareholder activism or changes to the composition of the Board of Directors may lead to the perception of a change in the direction of the business, instability or lack of continuity.  This may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel.

We may be unsuccessful in driving short- and long-term profitable sales growth, which may negatively impact our financial results.

We are in the process of executing strategic initiatives which are designed to address our sales and operational challenges, improve financial profitability, and enhance long-term value for our shareholders.  We believe the execution of these initiatives provides opportunities for increased same-restaurant customer counts, sales growth, and increased shareholder value.  These initiatives involve numerous risks, and we may not be able to maintain the brand relevance and restaurant operating excellence required to achieve sustainable growth objectives. For example, short-term sales growth and profitability could be negatively affected if we are unable to drive near term customer count growth, and long-term sales growth and profitability could be negatively affected if we fail to extend our brand in ways that are relevant to our customers. A failure to define and deliver a clear, relevant brand that generates sustainable same-restaurant traffic growth and produces sales and earnings growth opportunities, or a failure to evolve in-restaurant and brand support cost structures so that competitively strong sales growth results in stable and improving profit margins could have an adverse effect on our results of operations and on our ability to identify adequate sources of capital to fund the strategic initiatives related to our brand transformation.

Competition may adversely affect our operations and financial results.

The restaurant industry is intensely competitive with respect to prices, services, convenience, locations, employees, advertising, promotions, and types and quality of food. We compete within each market with national and regional restaurant chains and locally-owned restaurants. We also face growing competition as a result of the trend towards convergence in grocery, deli, and restaurant services, particularly in the supermarket industry which offers “convenient meals” in the form of improved entrées and side dishes from the deli section. Some of our competitors may be better established in the markets where our restaurants are or may be located. We also actively compete for management personnel and for attractive commercial real estate sites suitable for restaurants. Difficulties in our ability to compete with other restaurants and retail businesses for desirable development sites, construction contractors, management personnel, hourly employees, and other resources could adversely affect our results of operations.

We may not be successful at operating profitable restaurants, which could lead to impairment charges and other losses.

Our success is dependent upon operating profitable restaurants. The profitability of our restaurants is dependent on numerous factors, including the following:

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

Impairment charges recorded in fiscal years 2017, 2016, and 2015 are discussed in Note 7 to the Consolidated Financial Statements. Further, restaurants with rolling 12-month negative cash flows are discussed within the Critical Accounting Policies section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations.

If market conditions deteriorate at either the restaurant level or system-wide, or if our operating results decline further, we may be required to record additional impairment charges.

Litigation could have an adverse impact on our business and our financial performance.

We are subject to lawsuits, administrative proceedings, and claims that arise in the regular course of business. These matters typically involve claims by customers, team members, and others regarding issues such as food-borne illness, food safety, premises liability, “dram shop” statute liability, compliance with wage and hour requirements, work-related injuries, discrimination, harassment, wrongful termination, disability, and other operational issues common to the foodservice industry, as well as contract disputes, securities claims, and intellectual property infringement matters. We could be adversely affected by negative publicity and litigation costs resulting from these claims, regardless of their validity. Significant legal fees and costs in complex class action litigation or an adverse judgment or settlement that is not insured or is in excess of our insurance coverage can have an adverse effect on our financial position and results of operations.

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

The good reputation of our restaurant concept is a key factor in the success of our business. Actual or alleged incidents at any of our restaurants could result in harmful publicity. Even incidents occurring at restaurants operated by our competitors or in the supply chain generally could result in negative publicity that could harm the restaurant industry and thus, indirectly, our brand. Negative publicity may result from: allegations of illegal, unfair or inconsistent employment practices; employee dissatisfaction; guest discrimination; illness; injury; or any other matter that could give rise to litigation. Regardless of whether the allegations or complaints are valid, unfavorable publicity relating to a few of our restaurants, or even to a single restaurant, could adversely affect public perception of the entire brand.

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

The restaurant industry is subject to extensive federal, state, local, and international laws and regulations. These laws change regularly and are increasingly complex. For example, we are subject to:

●

Federal and state laws governing minimum wages, overtime, health care, unionization, and other labor issues. These include the Fair Labor Standards Act of 1938, which governs matters such as minimum wages, overtime, and working conditions, as well as family leave mandates and a variety of similar state laws that govern these and other employment law matters. They include the Immigration Reform and Control Act of 1986, which requires among other things the preparation of Form I-9 to verify that employees are authorized to accept employment in the United States.  They also include the Patient Protection and Affordable Care Act of 2010 which mandates minimum employee health coverage;

●	Building, zoning, land use, environmental, and other laws and regulations and requirements that impact the development and operation of restaurants;
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

●

Federal, state and local laws governing the use, storage, discharge, emission, and disposal of hazardous materials. There also has been increasing focus by federal, state, local, and international governmental authorities on other environmental matters, such as climate change, the reduction of greenhouse gases, and water consumption. This increased focus may lead to new initiatives directed at regulating a yet-to-be-specified array of environmental matters, such as the emission of greenhouse gases, which could effectively impose new or increased costs on the Company or its suppliers, who may pass the increased costs to the Company. Legislative, regulatory, or other efforts to combat climate change or other environmental concerns could result in future increases in the cost of raw materials, taxes, transportation, and utilities, which could decrease our operating profits and necessitate future investments in facilities and equipment; and

●

Regulations throughout the world could affect the way we do business with our international franchisees. These include antitrust and tax requirements, anti-boycott regulations, import/export/customs and other international trade regulations, the USA Patriot Act, and the Foreign Corrupt Practices Act. Failure to comply with any such legal requirements could subject us to monetary liabilities and other sanctions.

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

As of June 6, 2017, we had $213.7 million of outstanding indebtedness, including $212.5 million of senior unsecured notes. Our indebtedness could have any or all of the following consequences:

●	there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed;
●	it may limit our ability to borrow money or sell stock to fund our working capital, capital expenditures, and debt service requirements;
●	a substantial portion of our cash flow from operations could be dedicated to the repayment and debt service of our indebtedness and would not be available for other purposes;
●	it may limit our flexibility in planning for, or reacting to, changes in our business;
●	we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage; and
●	it may make us more vulnerable to a downturn in our business or the economy.

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

The indenture governing our senior unsecured notes, the agreement governing our May 2017 364-day senior secured revolving credit agreement (the “Senior Credit Facility”), and our mortgage loan obligations contain various covenants that limit our ability to engage in specified types of transactions, including transactions that may be in our long-term best interest. These covenants limit our ability to, among other things:

●	make certain investments;
●	incur or guarantee additional indebtedness;
●	declare or pay dividends, redeem stock or make other distributions to stockholders;
●	create liens or use assets as security in other transactions;
●	merge or consolidate, or sell, transfer, lease or dispose of certain or substantially all of our assets; and
●	enter into transactions with affiliates.

Additionally, the agreement governing the Senior Credit Facility and our mortgage loan obligations require us to maintain minimum appraised value of eligible restaurants and a maximum leverage financial ratio. A breach of any of these covenants could result in a default under the indenture, the Senior Credit Facility, and our mortgage loan obligations which could have a material adverse effect on us.

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

Ability to Issue Preferred Stock

The Board of Directors, pursuant to the Company's Certificate of Incorporation, has the authority to issue 250,000 shares of preferred stock in one or more series. The Board of Directors has the power to establish the dividend rates, rights of conversion and redemption, liquidation prices, and other terms or conditions of such preferred stock. This preferred stock may be issued at the discretion of the Board of Directors with preferences over shares of our common stock in a manner that is materially dilutive to shareholders. In addition, blank check preferred stock can be used to create a shareholder rights plan, or "poison pill", which is designed to deter a hostile bidder from buying a controlling interest in our stock. While we have not adopted such a "poison pill" or issued any preferred stock as of the date of this filing, the Board of Directors has the ability to do so in the future, very rapidly and without stockholder approval.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Information regarding the locations of our restaurants is shown in the list below. Of the 543 Company-owned and operated Ruby Tuesday concept restaurants as of June 6, 2017, we owned the land and buildings for 269 restaurants, owned the buildings and held non-cancelable long-term land leases for 205 restaurants, and held non-cancelable leases covering land and buildings for 69 restaurants. Our Restaurant Support Services Center in Maryville, Tennessee, which was opened in fiscal year 1998, consists of one office building owned by the Company. During fiscal year 2015, we opened a leased satellite office in Orlando, Florida.

Additional information concerning our properties and leasing arrangements is included in Note 5 to the Consolidated Financial Statements appearing in Part II, Item 8 of this Annual Report on Form 10-K.

Under our franchise agreements, we have certain rights to gain control of a restaurant site in the event of default under the franchise agreements.

The following table lists the locations of the Company-owned and franchised Ruby Tuesday restaurants as of June 6, 2017.

	Number of Ruby Tuesday Restaurants
State	Company	Franchise	Total

Domestic:
Alabama	32	–	32
Arizona	4	–	4
Arkansas	3	–	3
Colorado	5	–	5
Connecticut	10	–	10
Delaware	5	–	5
Florida	63	1	64
Georgia	42	–	42
Illinois	3	–	3
Indiana	11	–	11
Iowa	1	2	3
Kentucky	7	–	7
Louisiana	2	–	2
Maine	7	–	7
Maryland	23	–	23
Massachusetts	6	–	6
Michigan	19	1	20
Minnesota	4	–	4
Mississippi	7	–	7
Missouri	20	–	20
Nebraska	5	–	5
Nevada	1	–	1
New Hampshire	3	–	3
New Jersey	20	1	21
New Mexico	–	1	1
New York	20	–	20
North Carolina	49	–	49
North Dakota	–	4	4
Ohio	26	–	26
Oklahoma	–	1	1
Pennsylvania	35	–	35
Rhode Island	2	–	2
South Carolina	29	–	29
South Dakota	–	4	4
Tennessee	26	–	26
Texas	1	–	1
Virginia	43	–	43
West Virginia	8	–	8
Wisconsin	1	1	2
Wyoming	–	1	1
Total Domestic	543	17	560

	Number of Ruby Tuesday Restaurants
Country	Company	Franchise	Total

International:
Canada	–	1	1
Chile	–	8	8
Egypt	–	3	3
El Salvador	–	1	1
Guam*	–	1	1
Hawaii*	–	5	5
Honduras	–	1	1
Hong Kong	–	6	6
Iceland	–	2	2
Kuwait	–	6	6
Oman	–	1	1
Panama	–	1	1
Romania	–	2	2
Saudi Arabia	–	2	2
Trinidad	–	4	4
United Arab Emirates	–	1	1
Total International	–	45	45
	543	62	605

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

PART II
Item 5. Market for Registrant's Common Equity,

Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is publicly traded on the New York Stock Exchange under the ticker symbol RT. The following table sets forth the reported high and low intraday prices of our common stock and cash dividends paid thereon for each quarter during fiscal years 2017 and 2016.

Fiscal Year Ended June 6, 2017				Fiscal Year Ended May 31, 2016
			Per Share				Per Share
			Cash				Cash
Quarter	High	Low	Dividends	Quarter	High	Low	Dividends
First	$4.22	$2.94	--	First	$7.54	$6.10	--
Second	$3.25	$2.08	--	Second	$6.92	$5.10	--
Third	$3.68	$1.80	--	Third	$5.74	$4.52	--
Fourth	$2.88	$1.73	--	Fourth	$5.63	$3.80	--

As of August 16, 2017, there were approximately 2,243 holders of record of the Company’s common stock.

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

Issuer Purchases of Equity Securities

The following table includes information regarding purchases of our common stock made by us during the fourth fiscal quarter ended June 6, 2017:

	Total number	Average	Total number of shares	Maximum number of shares
	of shares	price paid	purchased as part of publicly	that may yet be purchased
Period	purchased	per share	announced plans or programs (1)	under the plans or programs (1)

March 1 to April 4	–	–	–	9,884,829
April 5 to May 2	–	–	–	9,884,829
May 3 to June 6	–	–	–	9,884,829
Total	–	–	–

(1) As of June 6, 2017, 9.9 million shares remained available for purchase under an existing January 8, 2013 authorization by the Board of Directors to repurchase 10.0 million shares. The timing, price, quantity, and manner of the purchases to be made are at the discretion of management upon instruction from the Board of Directors, depending upon market conditions.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Stock Performance Graph

The following chart and table compare the cumulative total return of the Company’s common stock with the cumulative total return of the NYSE Composite Index and a peer group consisting of companies included in the same standard industrial classification (“SIC”) industry group as the Company’s business (SIC industry group 5812, Eating Places). The graph assumes the values of the investment in our common stock and each index was $100 at June 5, 2012 and that all dividends were reinvested.

	06/05/2012	06/04/2013	06/03/2014	06/02/2015	05/31/2016	06/06/2017
Ruby Tuesday, Inc.	$100.00	$139.71	$113.09	$90.59	$57.06	$33.82
NYSE Composite Index	$100.00	$130.55	$154.77	$163.18	$158.03	$181.43
Peer Group Index (SIC 5812 – Eating Places)	$100.00	$115.75	$128.89	$138.57	$151.11	$187.72

Item 6. Selected Financial Data

Summary of Operations

(In thousands except per-share data)

		Fiscal Year
	2017	2016	2015	2014	2013
Revenue:
Restaurant sales and operating revenue	$948,403	$1,085,034	$1,120,142	$1,162,423	$1,245,226
Franchise revenue	3,568	6,194	6,424	6,323	6,261
Total revenue	$951,971	$1,091,228	$1,126,566	$1,168,746	$1,251,487

Loss from continuing operations before income taxes	$(107,856)	$(52,862)	$(5,105)	$(69,575)	$(21,934)
(Benefit)/provision for income taxes from continuing operations	(1,716)	(2,180)	(1,911)	(4,665)	1,500
Loss from continuing operations	(106,140)	(50,682)	(3,194)	(64,910)	(23,434)

Income/(loss) from discontinued operations, net of tax	–	–	–	564	(15,979)
Net loss	$(106,140)	$(50,682)	$(3,194)	$(64,346)	$(39,413)

Basic loss per share:
Loss from continuing operations	$(1.76)	$(0.83)	$(0.05)	$(1.08)	$(0.38)
Income/(loss) from discontinued operations		–	–	0.01	(0.27)
Net loss per share	$(1.76)	$(0.83)	$(0.05)	$(1.07)	$(0.65)

Diluted loss per share:
Loss from continuing operations	$(1.76)	$(0.83)	$(0.05)	$(1.08)	$(0.38)
Income/(loss) from discontinued operations	–	–	–	0.01	(0.27)
Net loss per share	$(1.76)	$(0.83)	$(0.05)	$(1.07)	$(0.65)

Weighted average common and common equivalent shares:
Basic	60,139	60,871	60,580	60,231	61,040
Diluted	60,139	60,871	60,580	60,231	61,040

Fiscal year 2017 includes 53 weeks.  Fiscal years 2016, 2015, 2014, and 2013 each include 52 weeks.  The extra week in fiscal year 2017 added $15.7 million to revenue and $0.02 to diluted earnings per share.

		Fiscal Year
	2017	2016	2015	2014	2013
Other Data
Cash dividends per share of common stock	$–	$–	$–	$–	$–
Number of Company-owned Ruby Tuesday restaurants	543	646	658	668	706
Company-owned Ruby Tuesday same- restaurant sales decrease	(3.1)%	(1.4)%	(0.5)%	(5.3)%	(1.0)%
Number of Company-owned Lime Fresh restaurants	–	2	19	20	18

Balance Sheet Data (at year end):
Total assets	$723,642	$837,917	$925,452	$951,697	$1,037,283
Long-term debt and capital leases, less current maturities	$213,341	$213,803	$231,017	$249,831	$285,332
Shareholders’ equity	$307,366	$407,780	$465,583	$461,209	$516,835

Statement of Operations Data:
Closures and impairments, net (a)	$69,808	$64,680	$10,542	$33,686	$14,656
Goodwill impairments	$–	$–	$–	$–	$14,058
Interest expense, net	$20,855	$21,764	$22,735	$24,945	$26,576

Cash Flow Data:
Net cash (used in)/provided by:
Operating activities	$(18,934)	$39,780	$55,054	$45,375	$35,954
Investing activities	$6,687	$(19,755)	$(17,497)	$(6,203)	$22,113
Financing activities	$(13,003)	$(28,352)	$(13,409)	$(40,753)	$(53,344)
Purchases of property and equipment	$33,509	$34,427	$31,010	$28,339	$37,117

(a) See Note 7 to the Consolidated Financial Statements for a description of closures and impairments expenses, including impairment of the Lime Fresh trademark, in fiscal years 2017, 2016, and 2015.

Item 7. Management's Discussion and Analysis

of Financial Condition and Results of Operations

Introduction

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”), owns and operates Ruby Tuesday® casual dining restaurants. We also franchise the Ruby Tuesday concept in select domestic and international markets. As of June 6, 2017, we owned and operated 543 Ruby Tuesday restaurants located in 35 states. Our franchisees operated 17 domestic and 45 international Ruby Tuesday restaurants in 11 states, Guam, and 14 foreign countries. The Company-owned and operated restaurants are concentrated primarily in the Southeast, Northeast, Mid-Atlantic, and Midwest regions of the United States. We consider these regions to be our core markets.

On August 11, 2016, following a comprehensive review of the Company’s property portfolio, we announced a plan to close approximately 95 Company-owned restaurants with perceived limited upside due to market concentration, challenged trade areas, and other factors by September 2016. The plan was designed to streamline the organization through asset rationalization, improve financial profitability, and ultimately create long-term value for shareholders. The approved closures, which included mall, in line, and freestanding sites, encompassed restaurants spread throughout all of the geographic regions in which we operate. Of the restaurants closed, approximately two-thirds were operated on leased properties and approximately one-third were owned. As discussed further in the Known Events, Uncertainties, and Trends section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), our fiscal year 2017 results of operations included additional charges for impairment, estimated lease settlement costs, severance benefits, inventory write-offs, and other costs related to the 95 restaurant closures.

Our same-restaurant sales for Company-owned Ruby Tuesday restaurants decreased 3.1% in fiscal year 2017 compared to fiscal year 2016, and our diluted loss per share was ($1.76) in fiscal year 2017 compared to diluted loss per share of ($0.83) in fiscal year 2016. Throughout this MD&A, we discuss our fiscal year 2017, 2016 and 2015 financial results , as well as discuss known events, uncertainties, and trends. We believe our commentary provides insight as to the factors which impacted our performance. We remind you, that, in order to best obtain an understanding of our financial performance during the last three fiscal years, this MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes appearing in Part II, Item 8 of this Annual Report on Form 10-K.

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

Review of Strategic Alternatives

On March 13, 2017, we announced that our Board of Directors had authorized an exploration of  strategic alternatives in order to maximize shareholder value.  We are considering all strategic alternatives including, but not limited to, a potential sale or merger of the Company, and have retained a financial advisor to assist in the process.  The strategic alternatives process is ongoing and entering its final phase.

Fresh Start Initiatives

In August 2016, we announced the launch of our Fresh Start initiatives which are intended to streamline our organization, improve financial profitability and ultimately create long-term value for our shareholders. The Fresh Start initiatives were developed to drive more significant top line growth and profitability over time.  The key components of the Fresh Start initiatives include:

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

●

A Fresh New Experience which is focused on revitalizing our brand through improving our service and overall guest experience. As part of our work in this area, we completed 13 store remodels in two test markets. Additionally, we are working with our teams at the restaurant level with service initiatives to improve the pace of meals and attentiveness, particularly through menu simplification.  We have placed a hold on further remodels while measuring the combined results from our new menu, new Garden Bar, and Fresh New Experience.

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

Strengthen our Balance Sheet to Facilitate Growth and Value Creation

Our priority for the use of cash is to drive shareholder value. Our objective is to continue to maintain adequate cash levels to support business needs, while investing in key components of our Fresh Start initiatives. In fiscal year 2017, as a result of our Asset Rationalization Plan, we experienced fluctuations in cash balances.  We generated cash through the sale of surplus properties while using cash to settle leases for closed restaurants. Additionally, from time to time, we consider other options for cash such as reducing outstanding debt levels and share repurchases within the limitations of our debt covenants. Our success in the key strategic initiatives outlined above should enable us to improve both our returns on assets and equity and create additional shareholder value.

This “MD&A” is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make subjective or complex judgments that may affect the reported financial condition and results of operations. We base our estimates on historical experience and other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We continually evaluate the information used to make these estimates as our business and the economic environment changes.

Our fiscal year ends on the first Tuesday following May 30.  Once every five or six years, we have 53 week year.  Fiscal 2017 was a 53 week year.  All other years discussed throughout this MD&A section contained 52 weeks.  In fiscal year 2017, the 53rd week added $15.7 million to restaurant sales and operating revenue and $0.02 to diluted earnings per share in our Consolidated Statement of Operations and Comprehensive Loss.  We remind you that, in order to best obtain an understanding of the significant factors that influenced our performance during the last three fiscal years, this MD&A section should be read in conjunction with the Consolidated Financial Statements and related Notes.

Results of Operations

Ruby Tuesday Restaurants
The table below presents the number of Ruby Tuesday concept restaurants at each fiscal year end from fiscal year 2015 through fiscal year 2017:

			International
Fiscal Year	Company-Owned	Domestic Franchise	Franchise	Total
2017	543	17	45	605
2016	646	27	51	724
2015	658	29	49	736

Lime Fresh Restaurants
The table below presents the number of other concept restaurants at each fiscal year end from fiscal year 2015 through fiscal year 2017:

Fiscal Year	Company-Owned	Franchise	Total
2017	–	–	–
2016	2	–	2
2015	19	7	26

During fiscal year 2017:

●	Same-restaurant sales* at Company-owned Ruby Tuesday restaurants decreased 3.1%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants decreased 0.6%;
●	Eight Company-owned Ruby Tuesday restaurants were closed as expected at, or near, lease expiration;
●	Two franchised Ruby Tuesday restaurants were opened and 18 were closed;
●	Two Company-owned Lime Fresh restaurants were closed;
●

95 Company-owned Ruby Tuesday restaurants were closed in connection with our Fresh Start initiatives, which resulted in additional closed restaurant lease reserves, inventory write-offs, severance benefits, and other closing expenses of $31.5 million;

●	Paid $11.1 million of principal payments on long-term debt, including $9.6 million related to two mortgage loan obligations that had balloon payments due during the third quarter of fiscal 2017;
●	On April 4, 2017, James F. Hyatt, II was appointed President and Chief Executive Officer of the Company, replacing F. Lane Cardwell, Jr. Mr. Hyatt also serves on the Board of Directors; and
●

On September 13, 2016, James J. Buettgen resigned as Chairman of the Board of Directors, President, and Chief Executive Officer of the Company.  On that same date, F. Lane Cardwell, Jr., a member of the Company's Board of Directors since October 2012 and an executive with approximately 38 years of leadership experience in the restaurant industry, was appointed Interim President and Chief Executive Officer.  Sue Briley, who had been serving as Interim Chief Financial Officer since June 2016, was appointed Chief Financial Officer on September 13, 2016.

During fiscal year 2016:

●	Same-restaurant sales* at Company-owned Ruby Tuesday restaurants decreased 1.4%, while same-restaurant sales at domestic franchise Ruby Tuesday restaurants increased 3.7%;
●	One Company-owned Ruby Tuesday restaurant was opened and 13 were closed
●	Five franchised Ruby Tuesday restaurants were opened and five were closed;
●

We formulated a plan beginning in the fourth quarter of fiscal year 2016 to restructure our property portfolio, which ultimately included the closing of 95 Company-owned restaurants during first quarter of fiscal year 2017, resulting in additional impairment charges of $39.2 million in fiscal year 2016;

●

We entered into an agreement to sell the assets related to eight Company-owned Lime Fresh restaurants in Florida for $6.0 million and closed the remaining 11 Company-owned Lime Fresh restaurants. Six of the restaurants were closed and transferred to the buyer during fiscal year 2016, while the remaining two were closed and transferred to the buyer during fiscal year 2017. We also sold the Lime Fresh brand's intellectual property and the franchise agreements associated with eight franchised Lime Fresh concept restaurants for $4.6 million;

●	We prepaid and retired 16 mortgage loan obligations with an aggregate balance of $13.3 million plus prepayment penalties of $1.6 million and $0.1 million of accrued interest;
●	We repurchased and retired 1.9 million shares of our common stock at an aggregate cost of $10.1 million; and
●	We repurchased $2.5 million of the Senior Notes. The repurchases settled for $2.4 million plus accrued interest. We realized a negligible gain on these transactions.

* We define same-restaurant sales as a year-over-year comparison of sales volumes for restaurants that, in the current year have been open at least 18 months, in order to remove the impact of new openings in comparing the operations of existing restaurants.

Restaurant Sales
Restaurant sales in fiscal year 2017 decreased 12.6% from fiscal year 2016 for Company-owned restaurants and decreased 42.4% for domestic and international franchised restaurants as explained below. The tables presented below reflect restaurant sales and other revenue information for the last three fiscal years.

Restaurant Sales (in millions):

	Ruby Tuesday Concept		Lime Fresh Concept
Fiscal Year	Company-Owned	Franchise (a)	Company- Owned	Franchise (a)
2017	$947.4	$135.6	$1.0	$–
2016	1,070.7	162.4	14.4	15.3
2015	1,100.7	171.7	19.4	15.3

(a)	Includes sales of all domestic and international franchised Ruby Tuesday and Lime Fresh restaurants.

Other Revenue Information:

	2017	2016	2015
Company restaurant sales (in thousands)
Ruby Tuesday concept	$947,403	$1,070,679	$1,100,702
Lime Fresh concept	1,000	14,355	19,440
Total restaurant sales	$948,403	$1,085,034	$1,120,142
Company restaurant sales growth-percentage	(12.6)%	(3.1)%	(3.6)%

	2017	2016	2015
Franchise revenue (in thousands)
Ruby Tuesday concept	$3,568	$5,286	$5,602
Lime Fresh concept	–	908	822
Total franchise revenue (a)	$3,568	$6,194	$6,424
Franchise revenue growth-percentage	(42.4)%	(3.6)%	1.6%

Total revenue (in thousands)
Ruby Tuesday concept	$950,971	$1,075,965	$1,106,304
Lime Fresh concept	1,000	15,263	20,262
Total revenue	$951,971	$1,091,228	$1,126,566
Total revenue growth-percentage	(12.8)%	(3.1)%	(3.6)%

	2017	2016	2015
Ruby Tuesday concept same-restaurant sales growth percentage	(3.1)%	(1.4)%	(0.5)%

Company average unit volumes (in millions)	$1.66	$1.64	$1.66
Company average unit volumes growth percentage	1.2%	(1.3)%	(0.1)%

(a)

Franchise revenue includes royalty, license, and development fees, but is exclusive of support service fees of  $0.9 million and $1.3 million, in fiscal years 2016 and 2015, respectively, which are recorded as an offset to general and administrative expenses.  We discontinued franchise support service programs during fiscal year 2016.  Therefore, there were no support service fees during fiscal year 2017.

Restaurant sales and operating revenue for the fiscal year ended June 6, 2017 decreased 12.6% to $948.4 million compared to the prior fiscal year. This decrease is primarily a result of restaurant closings since the prior fiscal year, 95 of which were closed during first quarter of fiscal year 2017 in connection with our Asset Rationalization Plan as discussed previously in this MD&A, coupled with a 3.1% decrease in same-restaurant sales at Company-owned Ruby Tuesday restaurants. The decrease in Ruby Tuesday concept same-restaurant sales is primarily attributable to a decline in customer traffic offset by a slight increase in net check.  The 95 restaurants that closed during the first quarter of fiscal year 2017 generated $22.8 million in revenue for the current fiscal year and $116.5 million in revenues during fiscal year 2016. In fiscal year 2017 the 53rd week added $15.7 million in sales and operating revenue in our Consolidated Statement of Operations.

Two Lime Fresh restaurants with $1.0 million of sales were closed and transferred to the buyer during fiscal year 2017.  As previously discussed within this MD&A, during the last fiscal year we entered into an agreement to sell the assets related to eight Company-owned Lime Fresh restaurants and closed the remaining 11 Company-owned Lime Fresh restaurants.

The Ruby Tuesday concept restaurant sales and operating revenue for the fiscal year ended May 31, 2016 decreased 2.7% to $1,070.7 million compared to fiscal year 2015. This decrease is primarily a result of restaurant closings since fiscal year 2015 coupled with a 1.4% decrease in same-restaurant sales at Company-owned Ruby Tuesday restaurants. The decrease in Ruby Tuesday concept same-restaurant sales is attributable to a 3.9% decrease in customer traffic offset by a 2.5% increase in net check since fiscal year 2015.

The Lime Fresh concept restaurant sales and operating revenue for the fiscal year ended May 31, 2016 decreased 26.2% to $14.4 million compared to the prior fiscal year. This decrease is primarily due to restaurant closures since fiscal year 2015. As previously discussed within this MD&A, during the fiscal year 2016 we entered into an agreement to sell the assets related to eight Company-owned Lime Fresh restaurants and closed the remaining 11 Company-owned Lime Fresh restaurants.

Franchise development and license fees received are recognized when we have substantially performed all material services and the restaurant has opened for business. Franchise royalties are generally 4.0% of monthly sales.  Franchise revenue decreased 42.4% to $3.6 million in fiscal year 2017 and decreased 3.6% to $6.2 million in fiscal year 2016. Franchise revenue is predominantly comprised of domestic and international royalties.  The decrease in franchise revenue for fiscal year 2017 was primarily due to franchise restaurant closures.

Total franchise restaurant sales are shown in the table below.

	2017	2016	2015
Franchise restaurant sales (in thousands)
Ruby Tuesday concept	$135,579	$162,401	$171,668
Lime Fresh concept	–	15,310	15,338
Total franchise restaurant sales (a)	$135,579	$177,711	$187,006
Franchise restaurant sales growth-percentage	(23.7)%	(5.0)%	5.8%

(a)	Includes sales of all domestic and international franchised Ruby Tuesday and Lime Fresh restaurants.

Operating Profit

The following table sets forth selected restaurant operating data as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, for the periods indicated. All information is derived from our Consolidated Financial Statements located in Part II, Item 8 of this Annual Report on Form 10-K.

	2017	2016	2015
Restaurant sales and operating revenue	99.6%	99.4%	99.4%
Franchise revenue	0.4	0.6	0.6
Total revenue	100.0	100.0	100.0
Operating costs and expenses:
Cost of goods sold (1)	28.3	27.5	27.3
Payroll and related costs (1)	35.7	34.5	34.2
Other restaurant operating costs (1)	21.0	21.2	21.6
Depreciation and amortization (1)	4.4	4.7	4.7
General and administrative expenses	7.0	5.3	5.9
Marketing expenses, net	5.7	4.7	4.4
Closures and impairments, net	7.3	5.9	0.9
Gain on sales of Lime Fresh Mexican Grill assets	–	(0.5)	–
Interest expense, net	2.2	2.0	2.0
Total operating costs and expenses	111.3	104.8	100.5
Loss before income taxes	(11.3)	(4.8)	(0.5)
Benefit for income taxes	(0.2)	(0.2)	(0.2)
Net loss	(11.1)%	(4.6)%	(0.3)%

(1)     As a percentage of restaurant sales and operating revenue.

Pre-tax Loss

Pre-tax loss increased $55.0 million from fiscal year 2016 to $107.9 million for the fiscal year ended June 6, 2017.  The increase in pre-tax loss is due primarily to higher closures and impairments expense ($5.1 million), a decrease in same-restaurant sales of 3.1% at Company-owned Ruby Tuesday restaurants, and an increase, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of costs of goods sold, payroll and related costs, general and administrative expenses, and marketing expenses, net. These were partially offset by a decrease in interest expense, net ($0.9 million) and decreases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of other restaurant operating costs and depreciation and amortization.

Pre-tax loss increased $47.8 million from fiscal year 2015 to $52.9 million for the fiscal year ended May 31, 2016.  The increase in pre-tax loss is due primarily to higher closures and impairments expense ($52.1 million), a decrease in same-restaurant sales of 1.4% at Company-owned Ruby Tuesday restaurants, a partial impairment of the Lime Fresh trademark ($2.0 million), and an increase, as a percentage of restaurant sales and operating revenue, of costs of goods sold and payroll and related costs. These were partially offset by gain on sales of Lime Fresh Mexican Grill assets ($5.9 million), a decrease in interest expense, net ($1.0 million) and decreases, as a percentage of restaurant sales and operating revenue or total revenue, as appropriate, of other restaurant operating costs and selling, general and administrative, net.

In the paragraphs that follow, we discuss in more detail the components of the changes in pre-tax loss for fiscal years ended June 6, 2017 and May 31, 2016 as compared to the comparable prior fiscal year. Because a significant portion of the costs recorded in the cost of goods sold, payroll and related costs, other restaurant operating costs, and depreciation categories are either variable or highly correlate with the number of restaurants we operate, we evaluate our trends by comparing the costs as a percentage of restaurant sales and operating revenue, as well as the absolute dollar change, to the comparable prior fiscal year.

Cost of Goods Sold
Cost of goods sold decreased $29.9 million (10.0%) from the prior fiscal year to $268.6 million for the fiscal year ended June 6, 2017. As a percentage of restaurant sales and operating revenue, cost of goods sold increased from 27.5% to 28.3%.  Excluding the $26.9 million decrease from the elimination of the 95 restaurants closed during the first quarter of fiscal year 2017, cost of goods sold decreased $3.0 million.

The absolute dollar decrease in cost of goods sold for the fiscal year ended June 6, 2017 not attributable to the closing of 95 restaurants was primarily the result of other restaurant closures, a decline in same-restaurant sales, and commodities deflation since the prior fiscal year.

As a percentage of restaurant sales and operating revenue, the increase in cost of goods sold for the fiscal year ended June 6, 2017 is primarily the result of a shift in menu mix driven by changes to our core menu and promotional activity.

Cost of goods sold decreased $6.8 million (2.2%) from fiscal year 2015 to $298.5 million for the fiscal year ended May 31, 2016. As a percentage of restaurant sales and operating revenue, cost of goods sold increased from 27.3% to 27.5%.

The absolute dollar decrease in cost of goods sold for the fiscal year ended May 31, 2016 was primarily the result of restaurant closures, a decline in same-restaurant sales, and $1.4 million in settlement proceeds from a class-action lawsuit against a former vendor, which were offset by price increases on certain commodity items since fiscal year 2015 coupled with a shift in menu mix associated with menu changes introduced in November 2015.

As a percentage of restaurant sales and operating revenue, the increase in cost of goods sold for the fiscal year ended May 31, 2016 is primarily the result of price increases on certain commodity items and a shift in menu mix since fiscal year 2015 as discussed above.

Payroll and Related Costs
Payroll and related costs decreased $35.6 million (9.5%) from the prior fiscal year to $338.9 million for the fiscal year ended June 6, 2017. As a percentage of restaurant sales and operating revenue, payroll and related costs increased from 34.5% to 35.7%.  Excluding the $38.4 million decrease from the elimination of the 95 restaurants closed during the first quarter of fiscal year 2017, payroll and related costs increased $2.8 million.

The absolute dollar increase in payroll and related costs for the fiscal year ended June 6, 2017 not attributable to the closing of 95 restaurants was primarily due to wage inflation, which was partially offset by lower health insurance due to favorable claims experience.

As a percentage of restaurant sales and operating revenue, the increase in payroll and related costs for the fiscal year ended June 6, 2017 is primarily the result wage inflation and loss of leveraging associated with lower sales volumes.

Payroll and related costs decreased $8.7 million (2.3%) from fiscal year 2015 to $374.6 million for the fiscal year ended May 31, 2016. As a percentage of restaurant sales and operating revenue, payroll and related costs increased from 34.2% to 34.5%.

The absolute dollar decrease in payroll and related costs for the fiscal year ended May 31, 2016 was primarily due to restaurant closures, reductions in overtime as a result of scheduling improvements, decreased management labor costs, and lower workers' compensation costs due to favorable claims experience since fiscal year 2015. These reductions were partially offset by higher health insurance due to unfavorable claims experience.

As a percentage of restaurant sales and operating revenue, the increase in payroll and related costs for the fiscal year ended May 31, 2016 is primarily the result of wage inflation and loss of leveraging associated with lower sales volumes.

Other Restaurant Operating Costs
Other restaurant operating costs decreased $30.8 million (13.4%) from the prior fiscal year to $198.7 million for the fiscal year ended June 6, 2017. As a percentage of restaurant sales and operating revenue, other restaurant operating costs decreased from 21.2% to 21.0%. Excluding the $26.0 million decrease from the elimination of the 95 restaurants closed during the first quarter of fiscal year 2017, other restaurant operating costs decreased $4.8 million.

For the fiscal year ended June 6, 2017, the decrease in other restaurant operating costs not attributable to the 95 restaurant closings related to the following (in thousands):

Rent and leasing	$4,748
Repairs	866
Utilities	391
Other decreases, net	331
Supplies	(1,543)
Net decrease	$4,793

In both absolute dollars and as a percentage of restaurant sales and operating revenue for the fiscal year ended June 6, 2017, the decrease was a result of lower rent and leasing, building repairs, and utilities due primarily to restaurant closures other than the 95 that closed as part of our Asset Rationalization Plan since the prior fiscal year.  These were partially offset by higher supplies expense related to our new Garden Bar rollout.  In addition, the decrease as a percentage of restaurant sales and operating revenue was partially offset by loss of leveraging associated with lower sales volumes.

Other restaurant operating costs decreased $12.6 million (5.2%) from the prior fiscal year to $229.5 million for the fiscal year ended May 31, 2016. As a percentage of restaurant sales and operating revenue, other restaurant operating costs decreased from 21.6% to 21.2%.

For the fiscal year ended May 31, 2016, the decrease in other restaurant operating costs related to the following (in thousands):

Repairs	$3,607
Utilities	2,401
Legal	2,209
Rent and leasing	1,694
Insurance	1,693
Supplies	1,473
Other decreases, net	366
Loss on sale of property and equipment	(852)
Net decrease	$12,591

In both absolute dollars and as a percentage of restaurant sales and operating revenue for the fiscal year ended May 31, 2016, the decrease was a result of lower building repairs, utilities, and rent and leasing due in part to restaurant closures since the prior fiscal year, lower legal costs related to pending litigation, and insurance as a result of favorable general liability claims. These were partially offset by higher property and equipment losses due primarily to a Company-owned Ruby Tuesday restaurant that was destroyed by fire during fiscal year 2016. In addition, the decrease as a percentage of restaurant sales and operating revenue was partially offset by loss of leveraging associated with lower sales volumes.

Depreciation and Amortization
Depreciation and amortization expense decreased $9.6 million (18.7%) to $41.8 million for the fiscal year ended June 6, 2017, compared to the prior fiscal year. As a percentage of restaurant sales and operating revenue, depreciation expense decreased from 4.7% to 4.4%.  Excluding the $4.7 million dollar decrease attributable to the 95 restaurants closed during the first quarter of fiscal year 2017, depreciation and amortization decreased $4.9 million.

The absolute dollar decrease in depreciation and amortization for the fiscal year ended June 6, 2017 is due primarily to assets that became fully depreciated or were impaired since the prior fiscal year coupled with restaurant closures.

Depreciation and amortization expense decreased $1.0 million (2.0%) to $51.4 million for the fiscal year ended May 31, 2016, compared to fiscal year 2015. As a percentage of restaurant sales and operating revenue, depreciation expense was consistent with the prior fiscal year at 4.7%.

The absolute dollar decrease in depreciation and amortization for the fiscal year ended May 31, 2016 is due primarily to assets that became fully depreciated or were impaired since the prior fiscal year coupled with restaurant closures.

General and Administrative Expenses
General and administrative expenses increased $8.8 million (15.2%) from the prior fiscal year to $67.0 million for the fiscal year ended June 6, 2017.

The increase for the fiscal year ended June 6, 2017 is primarily due to higher executive severance and share-based compensation expense as a result of the accelerated vesting of share-based awards in connection with departure of our former Chief Executive officer and Ruby Tuesday Concept President, coupled with a forfeiture credit in the prior fiscal year, and a higher accrual for executive bonus.  Additionally, costs associated with strategic alternatives ($3.3 million) and higher legal fees contributed to the increase in general and administrative expense as compared to the prior fiscal year.  These were partially offset by lower management labor and employee pension-related costs.

General and administrative expenses decreased $7.7 million (11.7%) from fiscal year 2015 to $58.2 million for the fiscal year ended May 31, 2016.

The decrease for the fiscal year ended May 31, 2016 is primarily due to lower share-based compensation expense as a result of a forfeiture credit as further discussed in Note 10 to the Consolidated Financial Statements and the substantial completion during fiscal year 2015 of expense recognition related to our former Chief Executive Officer's December 2012 inducement awards, a lower accrual for executive bonus, and decreased management labor from reductions in staffing. These were partially offset by higher employee pension-related costs, fees associated with certain service contracts, travel costs associated with restaurant manager training at our Restaurant Support Services Center, and consulting fees.

Marketing Expenses, Net
Marketing expenses, net increased $2.7 million (5.3%) from the prior fiscal year to $54.1 million for the fiscal year ended June 6, 2017.

The increase in marketing expenses, net for the fiscal year ended June 6, 2017 is primarily a result of higher television advertising due to advertising associated with our new Garden Bar, higher direct mail and other promotional advertising costs, which were partially offset by decreases in newspaper, magazine, and internet advertising costs since the prior fiscal year.

Marketing expenses, net increased $2.0 million (4.1%) from fiscal year 2015 to $51.4 million for the fiscal year ended May 31, 2016.

The increase for fiscal year ended May 31, 2016 is primarily a result of higher internet, magazine, direct mail, and other promotional advertising costs offset by decreases in television advertising.

Closures and Impairments, Net

Closures and impairments, net increased $5.1 million to $69.8 million for the fiscal year ended June 6, 2017, as compared to the prior fiscal year. The $5.1 million increase is primarily due to higher closed restaurant lease reserve expense ($13.9 million), and other closing costs ($9.0 million), which were partially offset by lower property impairment changes ($12.2 million) and higher gains on the sale of surplus properties ($3.6 million).

As discussed in Note 7 to the Consolidated Financial Statements, during fiscal year 2017, we closed 103 Company-owned Ruby Tuesday restaurants, 95 of which were closed in connection with an Asset Rationalization Plan announced on August 11, 2016. The plan was formulated in response to a comprehensive review of our property portfolio which included the planned closure of restaurants with perceived limited upside due to market concentration, challenged trade areas, or other factors. Included within Closures and impairments, net for the fiscal year ended June 6, 2017 are closed restaurant lease reserves, inventory write-off, severance benefits, and other closing expense of $31.5 million related to these closures in connection with the Asset Rationalization Plan.

Closures and impairments, net increased $52.1 million to $64.7 million for the fiscal year ended May 31, 2016, as compared to fiscal year 2015. The $52.1 million increase is primarily due to higher property impairment charges ($48.3 million), closed restaurant lease reserve expense ($2.6 million), and other closing costs ($0.3 million), coupled with lower gains on the sale of surplus properties ($0.9 million).

The increase in closures and impairments for the fiscal year ended May 31, 2016 is primarily due to higher Ruby Tuesday concept property impairment charges coupled with $6.4 million of impairments, lease reserves, severance, and other charges associated with the closure of 11 Lime Fresh restaurants during the current fiscal year. As further discussed in Note 7 to the Consolidated Financial Statements, on August 11, 2016, following a comprehensive review of the Company's property portfolio, we announced a plan to close approximately 95 Company-owned restaurants by September 2016. Given the status of the plan as of May 31, 2016, we concluded that there was an impairment trigger as certain restaurants would be disposed of significantly before the end of their previously estimated useful lives. Accordingly, we recorded impairment charges of $39.2 million during the fourth quarter of fiscal year 2016 related to these restaurants. Also included within Closures and impairments, net for fiscal year 2016 are impairments of $14.7 million related to open Ruby Tuesday concept restaurants with deteriorating operational performance during the first three quarters of fiscal year 2016 or not included within management's developing closure plan during the fourth fiscal quarter, $3.4 million related to Lime Fresh Mexican Grill concept restaurants, and $0.8 million related to surplus properties.

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

See Note 7 to the Consolidated Financial Statements for further information on our closures and impairment charges recorded during fiscal years 2017, 2016, and 2015.

Gain on Sales of Lime Fresh Mexican Grill Assets

As previously discussed within this MD&A and further discussed in Note 3 to the Consolidated Financial Statements, during fiscal year 2016, we entered into an agreement to sell the assets related to eight Company-owned Lime Fresh restaurants in Florida for $6.0 million and closed the remaining 11 Company-owned Lime Fresh restaurants.  Six of the restaurants were closed and transferred to the buyer during the fourth quarter of fiscal year 2016, after which we were paid $5.0 million. One of the remaining two restaurants closed and transferred to the buyer shortly after our fiscal year-end, and the other restaurant closed and transferred to the buyer later in fiscal year 2017. The remaining $1.0 million of consideration was received when the remaining restaurant was transferred to the buyer. We recognized during fiscal year 2016 a gain of $3.1 million on this transaction. All of the eight restaurants involved in this transaction were rebranded by the buyer as a different restaurant concept.

Also during the fourth quarter of fiscal year 2016, we sold the Lime Fresh brand's intellectual property and the franchise agreements associated with eight franchised Lime Fresh concept restaurants for $4.6 million. We recognized a gain of $2.8 million on this transaction.

Interest Expense, Net
Interest expense, net decreased $0.9 million to $20.9 million for the fiscal year ended June 6, 2017, as compared to the prior fiscal year, primarily due to lower interest resulting from the maturities of certain mortgage loans since the prior fiscal year.

Interest expense, net decreased $1.0 million to $21.8 million for the fiscal year ended May 31, 2016, primarily due to lower interest expense resulting from early payoff of certain mortgage loans and repurchases of our Senior Notes since fiscal year 2015. Partially offsetting these decreases were $0.6 million in increased prepayment premiums paid in connection with mortgage obligations that we prepaid and retired in fiscal year 2016 above those paid in fiscal year 2015.

Benefit for Income Taxes
We recorded a tax benefit of $1.7 million for the fiscal year ended June 6, 2017, compared to a tax benefit of $2.2 million for the fiscal year ended May 31, 2016. Included in our $2.2 million tax benefit for the fiscal year ended May 31, 2016 was a current benefit of $0.4 million for a net operating loss carryback and $1.5 million deferred benefit to reduce our net deferred tax liability to zero.  Our $1.7 million tax benefit for fiscal year ended June 6, 2017 is primarily a result of the remaining net operating loss carryback to fiscal 2015.

We recorded a tax benefit of $2.2 million for the fiscal year ended May 31, 2016, compared to a tax benefit of $1.9 million for the fiscal year ended June 2, 2015. Included in our $1.9 million tax benefit for the fiscal year ended June 2, 2015 was a benefit of $3.2 million recorded during the first quarter of fiscal year 2015, representing an immaterial prior period correction to our deferred tax asset valuation allowance.

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

Our valuation allowance for deferred tax assets totaled $135.9 million and $89.9 million as of June 6, 2017 and May 31, 2016, respectively. Included within our income tax benefit is the expense from the additional valuation allowance of $49.2 million, $28.2 million, and $9.1 million for fiscal years 2017, 2016, and 2015, respectively, representing the amount reserved for the increase in net deferred tax assets during the periods (primarily related to general business credit carryforwards and federal and state net operating loss carryforwards).

Under ASC 740, we are required to assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of, among other charges, closures and impairments and trademark impairment charges, we currently reflect a three-year cumulative pre-tax loss. A cumulative pre-tax loss is given more weight than projections of future income, and a recent historical cumulative loss is considered a significant factor that is difficult to overcome. Before consideration of the valuation allowance expense, we had an income tax benefit of $50.9 million, $30.4 million, and $11.0 million, including the tax credits, in fiscal years 2017, 2016, and 2015, respectively.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table presents a summary of our cash flows from operating, investing, and financing activities for the last three fiscal years (in thousands).

	2017	2016	2015
Net cash (used in)/provided by operating activities	$(18,934)	$39,780	$55,054
Net cash provided by/(used in) by investing activities	6,687	(19,755)	(17,497)
Net cash used in financing activities	(13,003)	(28,352)	(13,409)

Net (decrease)/increase in cash and cash equivalents	$(25,250)	$(8,327)	$24,148

Operating Activities

Our cash (used in) or provided by operations is generally derived from cash receipts generated by our restaurant customers and franchisees.  Substantially all of the $948.4 million, $1,085.0 million, and $1,120.1 million of restaurant sales and operating revenue disclosed in our Consolidated Statements of Operations and Comprehensive Loss for fiscal years 2017, 2016, and 2015, respectively, were received in cash either at the point of sale or within two to four days (when our customers paid with debit or credit cards).  Our primary uses of cash for operating activities are food and beverage purchases, payroll and benefit costs, restaurant operating costs, general and administrative expenses, and marketing, a significant portion of which are incurred and paid in the same period.

Cash used in operating activities for fiscal year 2017 was $18.9 million as compared to cash provided of $39.8 million for fiscal 2016. The decrease is primarily the result of lower Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) for reasons discussed in MD&A and decreases in accounts payable, accrued, and other liabilities due to the timing of payments, partially offset by lower cash paid for taxes ($4.2 million), decreases in amounts spent to acquire inventory (approximately $3.1 million),  and lower cash paid for interest ($2.5 million) due to the prepayment of certain of our mortgage obligations and other principal payments on our debt since the prior fiscal year.

Cash provided by operating activities for fiscal year 2016 decreased $15.3 million (27.7%) from fiscal year 2015 to $39.8 million. The decrease is primarily the result of lower Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA"), increases in amounts spent to acquire inventory, decreases in accounts payable, accrued, and other liabilities due to the timing of payments, and an increase in cash paid for taxes ($2.8 million). These were partially offset by lower cash paid for interest ($1.0 million) due to the prepayment of certain of our mortgage obligations and other principal payments on our debt since the prior fiscal year and a decrease in amounts spent on media advertising (approximately $1.7 million).

Our working capital and current ratio as of June 6, 2017 was negligible and 1.0:1, respectively.

Investing Activities

We require capital principally for the maintenance, upkeep, and remodeling of our existing restaurants, limited new restaurant construction, investments in technology, equipment, and on occasion for the acquisition of franchisees or other restaurant concepts. Property and equipment expenditures purchased primarily with cash on hand, and/or internally-generated cash flows for fiscal years 2017, 2016, and 2015 were $33.5 million, $34.4 million, and $31.0 million, respectively. In addition, proceeds from the disposal of assets produced $34.8 million, $11.7 million, and $11.3 million of cash in fiscal years 2017, 2016, and 2015, respectively, following actions taken to more aggressively market surplus properties in order to pay down debt and, for fiscal years 2017 and 2016 to substantially exit the Lime Fresh Mexican Grill brand.

We intend to fund our investing activities with cash currently on hand, cash provided by operations, proceeds from the sale of surplus properties, or borrowings under the Senior Credit Facility.

Financing Activities

Historically our primary sources of cash have been operating activities, coupled with sales of surplus properties and sale-leaseback transactions.  When these alone have not provided sufficient funds for both our capital and other needs, we have obtained funds through the issuance of indebtedness or through the issuance of additional shares of common stock.

Our current borrowings and credit facilities include $212.5 million outstanding principal of 7.625% senior notes due 2020 (the “Senior Notes”), a 364-day senior secured revolving credit agreement (the “Senior Credit Facility”) under which we may borrow up to $20.0 million, and $4.6 million of mortgage loan obligations acquired upon franchise acquisitions. See Note 6 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for key terms and further information on our Senior Notes, Senior Credit Facility, and mortgage loan obligations.

Under the terms of the Senior Credit Facility we are allowed, under certain circumstances, to repurchase up to $20.0 million of the Senior Notes in any fiscal year. We did not repurchase any Senior Notes during the fiscal year ended June 6, 2017.  During the fiscal year ended May 31, 2016, we repurchased $2.5 million of the Senior Notes for $2.4 million plus accrued interest. We realized a negligible gain on these transactions. We did not repurchase any Senior Notes during the fiscal year ended June 2, 2015.

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

During fiscal years 2017 and 2015, we repurchased a minimal number of shares of RTI common stock at an aggregate cost of a negligible amount and $0.1 million, respectively.  During fiscal year 2016, we repurchased 1.9 million shares of RTI common stock at an aggregate cost of $10.1 million. As of June 6, 2017, the total number of shares authorized to be repurchased was 9.9 million. Additionally, there were no dividends paid during fiscal years 2017, 2016, or 2015.

Significant Contractual Obligations and Commercial Commitments
Long-term financial obligations were as follows as of June 6, 2017 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Notes payable and other long-term debt, including current maturities (a)	$4,868	$1,535	$2,528	$587	$218
Senior unsecured notes (a)	212,546	–	212,546	–	–
Interest (b)	50,912	16,600	32,825	133	1,354
Operating leases (c)	506,415	41,397	73,606	64,104	327,308
Purchase obligations (d)	42,762	27,431	11,586	3,745	–
Pension obligations (e)	34,026	3,839	4,698	13,548	11,941
Total (f)	$851,529	$90,802	$337,789	$82,117	$340,821

(a)	See Note 6 to the Consolidated Financial Statements for more information on our debt.
(b)

Amounts represent contractual interest payments on our fixed-rate debt instruments. Additionally, the amounts shown above include interest payments on the Senior Notes at the current interest rate of 7.625%.

(c)

This amount includes lease payments for certain optional renewal periods for which exercise is considered reasonably assured as well as operating leases totaling $2.6 million for which sublease income from franchisees or others is expected. Certain of these leases obligate us to pay maintenance costs, utilities, real estate taxes, and insurance, which are excluded from the amounts shown above. See Note 5 to the Consolidated Financial Statements for more information.

(d)	The amounts for purchase obligations include cash commitments under contract for food items and supplies, advertising, utility contracts, and other miscellaneous commitments.
(e)	See Note 8 to the Consolidated Financial Statements for more information.
(f)	This amount excludes $3.9 million of unrecognized tax benefits due to the uncertainty regarding the timing of future cash outflows associated with such obligations.

Commercial commitments were as follows as of June 6, 2017 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Letters of credit	$14,795	$14,795	$–	$–	$–
Divestiture guarantees	6,279	528	1,070	1,072	3,609
Lease guarantee	16,386	1,274	2,485	1,911	10,716
Total	$37,460	$16,597	$3,555	$2,983	$14,325

At June 6, 2017, we had divestiture guarantees, which arose in fiscal 1996, when our shareholders approved the distribution of our family dining restaurant business (Morrison Fresh Cooking, Inc., “MFC”) and our health care food and nutrition services business (Morrison Health Care, Inc., “MHC”). Subsequent to that date Piccadilly Cafeterias, Inc. (“Piccadilly”) acquired MFC and Compass Group (“Compass”) acquired MHC. As agreed upon at the time of the distribution, we have been contingently liable for payments to MFC and MHC employees retiring under MFC’s and MHC’s versions of the Management Retirement Plan and the Executive Supplemental Pension Plan (the two non-qualified defined benefit plans) for the accrued benefits earned by those participants as of March 1996.

We estimated our divestiture guarantees at June 6, 2017 to be $6.3 million for employee benefit plans (all of which resides with MHC following Piccadilly’s bankruptcy in fiscal 2004). We believe the likelihood of being required to make payments for MHC’s portion to be remote due to the size and financial strength of MHC and Compass.

As of June 6, 2017, we are the guarantor of nine third-party leases associated with closed concept restaurants. Lease guarantee amounts in the table above represent lease payments for which we are contingently liable. While we believe that the likelihood of being required to make these lease payments is remote, we recorded a guarantee liability of $0.4 million and $0.5 million in our Consolidated Balance Sheets at June 6, 2017 and May 31, 2016, respectively.

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

Impairment of Long-Lived Assets

We evaluate the carrying value of any individual restaurant when the cash flows of such restaurant have deteriorated and we believe the probability of continued operating and cash flow losses indicate that the net book value of the restaurant may not be recoverable. In performing the review for recoverability, we consider the forecasted future cash flows expected to result from the use of the restaurant and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying value of the restaurant, an impairment loss is measured based on the difference between the estimated fair value of the restaurant and its carrying value. We estimate the fair value of our restaurants based on the highest and best use from the perspective of a market participant. Estimating the fair value of a restaurant requires judgment and includes consideration of discounted future cash flows, third party appraised value, broker opinions of value, and estimates of salvage value.

Based on our experience, restaurants with marginal, sharply declining or negative trailing twelve month cash flows are key indicators of potential impairment.  If a restaurant that has been open for at least six full quarters, that has not previously been impaired to salvage value, demonstrates any of the previously mentioned scenarios under which a potential impairment may exist, we evaluate the plan to reverse declining performance.  Both qualitative and quantitative information are considered when evaluating for potential impairments.  Reacquired franchise rights and favorable leases (amortizable intangible assets), are included in the net book values of our restaurants that are evaluated for potential triggering events, and evaluated for impairment as facts and circumstances dictate.

We recorded impairments to property and equipment of $46.0 million, $58.2 million, and $9.8 million for fiscal years 2017, 2016, and 2015, respectively. Considerable management judgment is necessary to estimate future cash flows and the fair value of our properties.  Accordingly, actual results could vary significantly from quarter to quarter and from our estimates and further impairment charges may occur.  As of June 6, 2017, the Company has 3 restaurants with net book value of $3.0 million, excluding land, that have generated negative trailing twelve month cash flows where no impairment has been recorded due to the fact that the Company expects recovery of the net book value based on estimates of future cash flow from restaurant operations.

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

We recorded a valuation allowance for deferred tax assets of $135.9 million and $89.9 million as of June 6, 2017 and May 31, 2016, respectively.  Included within our income tax benefit is the expense from the additional valuation allowance of $49.2 million, $28.2 million, and $9.1 million for fiscal years 2017, 2016, and 2015, respectively.  Given that we last recorded pre-tax income in fiscal 2011, we will likely not be able to reverse the significant valuation allowance recorded in the near future. Our recorded valuation allowance may be subject to material changes in the future, as our ability to utilize deferred tax assets can significantly change based on future events, including our determinations as to the feasibility of certain tax planning strategies. Upon such time that we are able to reverse the deferred tax asset valuation allowance, income tax expense will be reduced, and net income will correspondingly be increased, by the amount we are able to reverse.

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

We record the estimated future lease obligations on leased restaurants upon closure for which we have not sublet or settled the lease with the respective landlord. Inherent in these estimates is an assumption on the time period we anticipate it will take to reach a settlement with our landlord or to execute on a sublease agreement. We calculate the lease obligation as the present value of future minimum net lease or settlement payments using a discount rate that takes into account the remaining time period prior to the estimated date of resolution. As further discussed in Note 7 to the Consolidated Financial Statements, our estimated lease obligations for closed restaurants as of June 6, 2017 and May 31, 2016 were $16.2 million and $6.3 million, respectively.

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

Known Events, Uncertainties, and Trends

Review of Strategic Alternatives

On March 13, 2017, we announced that our Board of Directors had authorized an exploration of  strategic alternatives in order to maximize shareholder value.  We are considering all strategic alternatives including, but not limited to, a potential sale or merger of the Company, and have retained a financial advisor to assist in the process.  The strategic alternatives process is ongoing and entering its final phase.

There can be no assurances that the strategic alternatives process will result in the announcement or consummation of any strategic transaction, or that any resulting plans or transactions will yield additional value for shareholders.  Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with the Company and the availability of financing to potential buyers on reasonable terms.

The process of exploring strategic alternatives could adversely impact our business, financial condition and results of operations.  We have incurred costs related to the strategic alternatives process of $3.3 million during fiscal year 2017 and have spent an additional $0.4 million during the first two months of fiscal year 2018.  We could continue to incur substantial expenses associated with identifying and evaluating potential strategic alternatives, including those related to employee retention payments, equity compensation, severance pay and legal, accounting and financial advisory fees.  In addition, the process may be time consuming and disruptive to our business operations, could divert the attention of management and the Board of Directors from our  business, could negatively impact the Company’s ability to attract, retain and motivate key employees, and could expose us to potential litigation in connection with this process or any resulting transaction.  The public announcement of a strategic alternative may also yield a negative impact on operating results if prospective or existing service providers are reluctant to commit to new or renewal contracts or if existing customers decide to shift their business to a competitor.

Further, we do not intend to disclose detailed developments or provide regular updates on the progress or status of the strategic alternatives process until our Board of Directors deems further disclosure is appropriate or required.  Accordingly, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of our Company could cause our stock price to fluctuate significantly.

Impact on Cash from Sale of Surplus Properties and Lease Settlements

As further discussed in note 5 to the Consolidated Financial Statements, as of June 6, 2017, we had surplus properties classified as assets held for sale of $12.8 million and surplus properties of $17.1 million not classified as held for sale as we had yet to conclude for accounting purposes that we can sell these assets within 12 months of the balance sheet date.  Additionally, as discussed in Note 7 to the Consolidated Financial Statements, as of June 6, 2017, we had a liability for future lease obligations of $16.2 million.  While we settled three of these leases for $0.2 million since June 6, 2017, the amounts of future settlements could be higher or lower than the amounts recorded, and the actual amount of any cash payments made by the Company for lease contract termination costs will be dependent upon ongoing negotiations with the landlords of the leased properties.  During fiscal year 2018, we expect to generate cash through the sale of surplus properties while using cash to settle closed restaurant lease obligations.

Financial Strategy and Stock Repurchase Plan

Cash and cash equivalents as of June 6, 2017 were $41.7 million. Our overall goal is to invest in our brand and to strengthen our balance sheet to improve credit metrics. As such, our first priority is to ensure that we have adequate cash levels to run the business and internally fund our capital expenditures. Our second priority is to reduce our outstanding debt to help improve our credit metrics with the goal of improved flexibility and access to capital at reasonable rates. Lastly, we would consider share repurchases within the limitations of our debt covenants to return capital to shareholders. During the fiscal year ended June 6, 2017, our share repurchases were minimal.  As of June 6, 2017, the total number of remaining shares authorized to be repurchased was 9.9 million. Any of these actions, in any particular period and the actual amount thereof, remain at the discretion of the Board of Directors, and no assurance can be given that any such actions will be taken in the future.

Repurchases of Senior Notes

We are allowed under the terms of the Senior Credit Facility to repurchase, in any fiscal year, up to $20.0 million of indebtedness to various holders of the Senior Notes. During the fiscal year ended June 6, 2017, we had no repurchases.  As of the date of this filing, we may repurchase $20.0 million of the Senior Notes during the remainder of fiscal year 2018. Future repurchases of the Senior Notes, if any, will be funded with available cash on hand.

Dividends

During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to our shareholders. No dividends were declared or paid during the three year period ended June 6, 2017. The payment of a dividend in any particular period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that dividends will be paid in the future.

Fiscal Year

Our fiscal year 2018 will contain 52 weeks and end on June 5, 2018.

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

Item 7A. Quantitative and Qualitative

Disclosure About Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices. The interest rate charged on our Senior Credit Facility can vary based on the interest rate option we choose to utilize. Our options for the rate are LIBOR or a Base Rate plus, in each case, an applicable margin provided that the rate shall not be less than zero. The Base Rate is defined as the highest of the issuing bank’s prime rate, the Federal Funds rate plus 0.5%, or the Adjusted LIBO rate (as defined in the Senior Credit Facility) plus 1.0%. The applicable margin for the LIBO rate-based option is 4.0% and for the Base Rate option is 3.0%.  As of June 6, 2017, we had no outstanding debt subject to interest rate fluctuations as our Senior Notes and remaining mortgage loan obligations are fixed-rate debt instruments and our Senior Credit Facility was undrawn. As a result, a hypothetical 100 basis point change in short-term interest rates would have no impact on our interest expense.

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

Item 8. Financial Statements and Supplementary Data

Ruby Tuesday, Inc. and Subsidiaries
Index to Consolidated Financial Statements

Consolidated Statements of Operations and Comprehensive Loss for the Fiscal Years Ended June 6, 2017, May 31, 2016, and June 2, 2015	43

Consolidated Balance Sheets as of June 6, 2017 and May 31, 2016	44

Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended June 6, 2017, May 31, 2016, and June 2, 2015	45

Consolidated Statements of Cash Flows for the Fiscal Years Ended June 6, 2017, May 31, 2016, and June 2, 2015	46

Notes to Consolidated Financial Statements	47-86

Reports of Independent Registered Public Accounting Firm	87-88

Ruby Tuesday, Inc. and Subsidiaries

Consolidated Financial Statements

Consolidated Statements of Operations and

Comprehensive Loss

(In thousands, except per-share data)

	For the Fiscal Year Ended
	June 6, 2017	May 31, 2016	June 2, 2015

Revenue:
Restaurant sales and operating revenue	$948,403	$1,085,034	$1,120,142
Franchise revenue	3,568	6,194	6,424
Total revenue	951,971	1,091,228	1,126,566

Operating costs and expenses:
Cost of goods sold (excluding depreciation and amortization shown below)	268,622	298,529	305,306
Payroll and related costs	338,918	374,561	383,261
Other restaurant operating costs	198,696	229,518	242,109
Depreciation and amortization	41,779	51,358	52,391
General and administrative	67,009	58,191	65,907
Marketing expenses, net	54,140	51,436	49,420
Closures and impairments, net	69,808	64,680	10,542
Gain on sales of Lime Fresh Mexican Grill assets	–	(5,937)	–
Interest expense, net	20,855	21,754	22,735
Total operating costs and expenses	1,059,827	1,144,090	1,131,671

Loss before income taxes	(107,856)	(52,862)	(5,105)
Benefit for income taxes	(1,716)	(2,180)	(1,911)
Net Loss	(106,140)	(50,682)	(3,194)

Other comprehensive income/(loss):
Pension liability reclassification	2,127	831	(40)
Total comprehensive loss	$(104,013)	$(49,851)	$(3,234)

Loss per share:
Basic	$(1.76)	$(0.83)	$(0.05)
Diluted	$(1.76)	$(0.83)	$(0.05)

Weighted average shares:
Basic	60,139	60,871	60,580
Diluted	60,139	60,871	60,580

The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per-share data)

	June 6, 2017	May 31, 2016

Assets:
Current assets:
Cash and cash equivalents	$41,714	$66,964
Restricted cash	6,445	377
Accounts and other receivables	7,315	12,827
Inventories:
Merchandise	10,701	13,799
China, silver and supplies	6,477	7,796
Income tax receivable	3,061	3,003
Prepaid rent and other expenses	10,499	11,508
Assets held for sale	12,825	4,642
Total current assets	99,037	120,916

Property and equipment, net	583,097	671,250
Other assets	41,508	45,751
Total assets	$723,642	$837,917

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$17,570	$22,141
Accrued liabilities:
Taxes, other than income and payroll	11,028	10,769
Payroll and related costs	15,505	14,561
Insurance	5,740	5,109
Deferred revenue – gift cards	15,051	16,354
Rent and other	33,812	18,838
Current maturities of long-term debt, including capital leases	368	9,934
Total current liabilities	99,074	97,706

Long-term debt and capital leases, less current maturities	213,341	213,803
Deferred escalating minimum rent	43,464	51,535
Other deferred liabilities	60,397	67,093
Total liabilities	416,276	430,137

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock, $0.01 par value; (authorized: 100,000 shares; issued: 2017 – 60,755 shares, 2016 – 60,137 shares)	607	601
Capital in excess of par value	79,531	75,938
Retained earnings	235,210	341,350
Deferred compensation liability payable in Company stock	303	521
Company stock held by Deferred Compensation Plan	(303)	(521)
Accumulated other comprehensive loss	(7,982)	(10,109)
Total shareholders' equity	307,366	407,780
Total liabilities and shareholders' equity	$723,642	$837,917

The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands)

						Company Stock
						Held by the	Accumulated
	Common Stock		Capital In		Deferred	Deferred	Other	Total
	Issued		Excess of	Retained	Compensation	Compensation	Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Liability	Plan	Loss	Equity

Balance, June 3, 2014	61,442	$614	$76,269	$395,226	$622	$(622)	$(10,900)	$461,209
Net loss				(3,194)				(3,194)
Pension and post-retirement benefit plans, net of taxes of $0							(40)	(40)
Shares issued pursuant to compensation plans, net of cancellations	665	7	549					556
Share-based compensation, including taxes of $(13)			7,125					7,125
Stock repurchases	(9)		(73)					(73)
Changes in Deferred Compensation Plan					59	(59)		–
Balance, June 2, 2015	62,098	621	83,870	392,032	681	(681)	(10,940)	465,583
Net loss				(50,682)				(50,682)
Pension and post-retirement benefit plans, net of taxes of $0							831	831
Shares issued pursuant to compensation plans, net of cancellations	(88)	(1)	1					–
Share-based compensation, including taxes of $(31)			2,125					2,125
Stock repurchases	(1,873)	(19)	(10,058)					(10,077)
Changes in Deferred Compensation Plan					(160)	160		–
Balance, May 31, 2016	60,137	601	75,938	341,350	521	(521)	(10,109)	407,780
Net loss				(106,140)				(106,140)
Pension and post-retirement benefit plans, net of taxes of $0							2,127	2,127
Shares issued pursuant to compensation plans, net of cancellations	625	6	(6)					–
Share-based compensation, including taxes of $0			3,625					3,625
Stock repurchases	(7)		(26)					(26)
Changes in Deferred Compensation Plan					(218)	218		–
Balance, June 6, 2017	60,755	$607	$79,531	$235,210	$303	$(303)	$(7,982)	$307,366

The accompanying notes are an integral part of the consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(In thousands)	For the Fiscal Year Ended
	June 6, 2017	May 31, 2016	June 2, 2015
Operating activities:
Net loss	$(106,140)	$(50,682)	$(3,194)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41,779	51,358	52,391
Deferred income taxes	–	(1,449)	(3,695)
Loss on impairments, including disposition of assets	41,657	60,646	10,896
Inventory write-off	2,754	–	–
Gain on sales of Lime Fresh Mexican Grill assets		(5,937)	–
Share-based compensation expense	3,625	2,094	7,112
Excess tax benefits from share-based compensation	–	–	(39)
Lease reserve adjustments	18,035	4,090	1,460
Deferred escalating minimum rent	868	2,075	2,342
Other, net	2,549	3,610	2,728
Changes in operating assets and liabilities:
Restricted cash	(6,068)	(337)	143
Receivables	386	(2,334)	(440)
Inventories	1,883	(1,184)	763
Income taxes	(58)	(4,072)	3,202
Prepaid and other assets	1,404	(610)	(1,875)
Accounts payable, accrued and other liabilities	(21,608)	(17,488)	(16,740)
Net cash (used in) provided by operating activities	(18,934)	39,780	55,054

Investing activities:
Purchases of property and equipment	(33,509)	(34,427)	(31,010)
Proceeds from disposal of assets	34,800	11,701	11,260
Insurance proceeds from property claims	664	350	145
Reductions in Deferred Compensation Plan assets	1,890	1,049	1,318
Other, net	2,842	1,572	790
Net cash provided by (used in) investing activities	6,687	(19,755)	(17,497)

Financing activities:
Principal payments on long-term debt	(11,086)	(18,243)	(13,638)
Stock repurchases	(26)	(10,077)	(73)
Payments for debt issuance costs	(1,891)	(32)	(293)
Proceeds from exercise of stock options	–	–	556
Excess tax benefits from share-based compensation	–	–	39
Net cash used in financing activities	(13,003)	(28,352)	(13,409)

(Decrease)/increase in cash and cash equivalents	(25,250)	(8,327)	24,148
Cash and cash equivalents:
Beginning of fiscal year	66,964	75,291	51,143
End of fiscal year	$41,714	$66,964	$75,291

Supplemental disclosure of cash flow information:
Cash paid (received) for:
Interest, net of amount capitalized	$17,257	$19,790	$20,804
Income taxes, net	$(831)	$3,368	$543
Significant non-cash investing and financing activities:
Retirement of fully depreciated assets	$27,989	$30,576	$23,842
Reclassification of properties to assets held for sale	$26,499	$6,817	$7,218
Monetization of, and subsequent reinvestment into, life insurance policies	$–	$5,642	$6,851
Sale of Lime Fresh Mexican Grill assets	$–	$5,289	$–
Changes in property and equipment included in accounts payable	$–	$539	$–

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

Description of Business and Principles of Consolidation
Ruby Tuesday, Inc. including its wholly-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”) develops, operates and franchises casual dining restaurants in the United States, Guam, and 14 foreign countries under the Ruby Tuesday® brand. At June 6, 2017, we owned and operated 543 Ruby Tuesday restaurants concentrated primarily in the Southeast, Northeast, Mid-Atlantic, and Midwest of the United States, which we consider to be our core markets. As of our fiscal year end, there were 62 domestic and international franchise Ruby Tuesday restaurants located in 11 states primarily outside of our existing core markets (primarily the Western United States and portions of the Midwest) and in the Asia Pacific Region, Middle East, Canada, Iceland, Eastern Europe, and Central and South America.

As discussed further in Note 7 to the Consolidated Financial Statements, during fiscal year 2017 we closed 103 Company-owned restaurants, 95 of which were closed following a comprehensive review of the Company’s property portfolio resulting from perceived limited upside due to market concentration, challenged trade areas, and other factors.

We also owned and operated two Lime Fresh Mexican Grill® (“Lime Fresh”) fast casual restaurants as of May 31, 2016. As further discussed in Note 3 to the Consolidated Financial Statements, we entered into an agreement during fiscal year 2016 to sell the assets related to eight Company-owned Lime Fresh restaurants. Of the two remaining Company-owned Lime Fresh restaurants not closed and transferred to the buyer as of May 31, 2016, both closed and were transferred to the third party buyer during fiscal year 2017.

RTI consolidates its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal Year
Our fiscal year ends on the first Tuesday following May 30 and, as a result, a 53rd week is added every five or six years.  Fiscal year 2017 contained 53 weeks.  The first three quarters of fiscal 2017 each contained 13 weeks and the fourth quarter contained 14 weeks.  In fiscal 2017, the 53rd week added $15.7 million to restaurant sales and operating revenue and $0.02 to diluted earnings per share in our Consolidated Statement of Operations.  The fiscal years ended May 31, 2016 and June 2, 2015 each contained 52 weeks.

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

Inventories
Our inventories principally consist of food and beverages and are stated using the weighted average cost method.

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

Impairment or Disposal of Long-Lived Assets
We review our long-lived assets related to each restaurant to be held and used in the business, including any allocated intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. We evaluate restaurants based upon cash flows as our primary indicator of impairment. Assets are reviewed at the lowest level for which cash flows can be identified, which, for property and equipment, net, is the individual restaurant level. If the carrying amount of the restaurant is not recoverable, we record an impairment loss for the excess of the carrying amount over the estimated fair value.

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

See Note 7 to the Consolidated Financial Statements for a further discussion regarding our closures and impairments, including the impairment of our Lime Fresh trademark.

Other Intangible Assets

Other intangible assets which are included in Other assets, net in the Consolidated Balance Sheets consist of the following (in thousands):

	2017		2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Reacquired franchise rights	$12,744	$10,582	$14,096	$10,903
Favorable leases *	1,029	246	1,408	336
Trademarks	231	162	237	158
	$14,004	$10,990	$15,741	$11,397

* As of June 6, 2017 and May 31, 2016, we also had $0.2 million and $0.6 million, respectively, of unfavorable lease liabilities which resulted from the terms of acquired franchise operating lease contracts being unfavorable relative to market terms of comparable leases on the acquisition date. The majority of these liabilities are included within Other deferred liabilities in our Consolidated Balance Sheets.

The reacquired franchise rights reflected in the table above were acquired as part of certain franchise acquisitions.  The favorable leases resulted from the terms of acquired franchise operating lease contracts being favorable relative to market terms of comparable leases on the acquisition dates.

Amortization expense of other intangible assets for fiscal years 2017, 2016, and 2015 totaled $0.9 million, $1.8 million, and $2.2 million, respectively. We amortize reacquired franchise rights on a straight-line basis over the remaining term of the franchise operating agreements. The weighted average amortization period of reacquired franchise rights is 8.5 years. We amortize favorable leases as a component of rent expense on a straight-line basis over the remaining lives of the leases. The weighted average amortization period of the favorable leases is 28.6 years. We amortize trademarks on a straight-line basis over the life of the trademarks, typically 10 years. Amortization expense for intangible assets for each of the next five years is expected to be $0.6 million in fiscal year 2018, $0.6 million in fiscal year 2019, $0.5 million in fiscal year 2020, $0.3 million in fiscal year 2021, and $0.1 million in fiscal year 2022. Rent expense resulting from amortization of favorable leases, net of the amortization of unfavorable leases, is expected to be insignificant for each of the next five years.

We evaluate reacquired franchise rights and favorable leases for impairment as part of our evaluation of restaurant-level impairments.

Debt Acquisition Costs

We defer debt acquisition costs and amortize them over the terms of the related agreements using a method that approximates the effective interest method. As of June 6, 2017 and May 31, 2016, unamortized debt issuance costs associated with our Senior Credit Facility of $2.1 million and $0.7 million, respectively, were included within Prepaid rent and other expenses, and as of May 31, 2016, $0.4 million was included within Other assets in our Consolidated Balance Sheets.

Unamortized debt acquisition costs associated with our Senior Notes and mortgage loan obligations of $0.7 million as of both June 6, 2017 and May 31, 2016, were included within Current maturities of long-term debt, including capital leases and $1.6 million and $2.4 million were included within Long-term debt and capital leases, less current maturities as of June 6, 2017 and May 31, 2016, respectively.

Lease Obligations

274 of our 543 Company-owned Ruby Tuesday concept restaurants are located on leased properties. Of these, approximately 205 are land leases only; 69 are for both land and building. The initial terms of these leases expire at various dates over the next 20 years. At the inception of the lease, each property is evaluated to determine whether the lease will be accounted for as an operating or capital lease. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. The primary penalty to which we are subject is the economic detriment associated with our investment into leasehold improvements which might become impaired should we choose not to continue the use of the leased property.

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

Pensions and Post-Retirement Medical Benefits

We measure and recognize the funded status of our defined benefit and postretirement plans in our Consolidated Balance Sheets as of our fiscal year end. The funded status represents the difference between the projected benefit obligation and the fair value of plan assets.  The projected benefit obligation is the present value of benefits earned to date by plan participants, including the effect of future salary increases and years of service, as applicable.  The difference between the projected benefit obligation and the fair value of assets that has not previously been recognized as expense is recorded as a component of Accumulated other comprehensive loss. We record a curtailment when an event occurs that significantly reduces the accrual of defined benefits.

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

We recognized gift card breakage income of $2.4 million, $2.1 million, and $2.0 million during fiscal years 2017, 2016, and 2015, respectively. This income is included as an offset to Other Restaurant Operating Costs in the Consolidated Statements of Operations and Comprehensive Loss.

Franchise development and license fees received are recognized when substantially all of our material obligations under the franchise agreements have been performed and the restaurant has opened for business. Franchise royalties are generally 4.0% of monthly sales.  Advertising amounts received from domestic franchisees are considered by us to be reimbursements, recorded when earned, and have been netted against marketing expenses in the Consolidated Statements of Operations and Comprehensive Loss.

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

Share-Based Employee Compensation Plans
We measure and recognize share-based payment transactions, including grants of employee stock options, restricted stock, and restricted stock units as compensation expense based on the fair value of the equity award on the grant date. We estimate the fair value of service-based stock option awards using the Black-Scholes option pricing model. The fair values of restricted stock and restricted stock unit awards are based on the closing prices of our common stock on the dates prior to the grant date.  This compensation expense is recognized over the service period on a straight-line basis for all awards except those awarded to retirement-eligible individuals, which are recognized on the grant date at estimated fair value. We classify share-based compensation expense consistent with all other compensation expenses in General and administrative in our Consolidated Statements of Operations and Comprehensive Loss. See Note 10 to the Consolidated Financial Statements for further discussion regarding our share-based employee compensation plans.

Marketing Costs
Except for television, radio, internet, and social media advertising production costs which we expense when the advertisement is first shown, we expense marketing costs as incurred. Marketing expenses, net of franchise reimbursements, totaled $54.1 million, $51.4 million, and $49.4 million for fiscal years 2017, 2016, and 2015, respectively.

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

	2017	2016	2015
Net loss	$(106,140)	$(50,682)	$(3,194)

Weighted average common shares outstanding	60,139	60,871	60,580
Dilutive effect of stock options and restricted stock	–	–	–
Weighted average common and dilutive potential common shares outstanding	60,139	60,871	60,580

Basic loss per share	$(1.76)	$(0.83)	$(0.05)
Diluted loss per share	$(1.76)	$(0.83)	$(0.05)

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

	2017	2016	2015
Stock options	2,242	2,407	3,057
Restricted stock / Restricted stock units	640	826	1,352
Total	2,882	3,233	4,409

Comprehensive Loss
Comprehensive loss includes net loss adjusted for certain income, expenses, gains and losses that are excluded from net loss in accordance with U.S. GAAP, such as pension and other postretirement medical plan adjustments. Comprehensive loss is shown as a separate component in the Consolidated Statements of Operations and Comprehensive Loss.

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

See Notes 8 and 12 to the Consolidated Financial Statements for a further discussion of our fair value measurements.

Reclassifications

As shown in the table below, we split our previously reported expenses within Selling, general and administrative, net into separately reported General and administrative expenses and Marketing expenses, net in the Consolidated Statements of Operations and Comprehensive Loss for the prior fiscal year to be comparable with the classification for the fiscal year-ended June 6, 2017.  Additionally, we reclassified an impairment of the Lime Fresh trademark to Closures and impairments, net.   Amounts presented are in thousands.

	As presented – Fiscal year ended May 31, 2016	Reclassifications	As adjusted – Fiscal year ended May 31, 2016
Selling, general, and administrative, net	$109,627	$(109,627)	$–
General and administrative expenses	–	58,191	58,191
Marketing expenses, net	–	51,436	51,436
Closures and impairments, net	62,681	1,999	64,680
Trademark impairment	1,999	(1,999)	–

	As presented – Fiscal year ended June 2, 2015	Reclassifications	As adjusted – Fiscal year ended June 2, 2015
Selling, general, and administrative, net	$115,327	$(115,327)	$–
General and administrative expenses	–	65,907	65,907
Marketing expenses, net	–	49,420	49,420

As shown in the table below, we split our previously reported Cash and cash equivalents into separately reported Cash and cash equivalents and Restricted cash in the Consolidated Balance Sheets for the prior fiscal year to be comparable with the classification for the fiscal year-ended June 6, 2017.   Amounts presented are in thousands.

	As presented – Fiscal year ended May 31, 2016	Reclassifications	As adjusted – Fiscal year ended May 31, 2016
Cash and cash equivalents	$67,341	$(377)	$66,964
Restricted cash		377	377

Accounting Pronouncements Not Yet Adopted

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Payments (“ASU 2016-15”), which provides clarification regarding how certain cash receipts and cash payments should be presented and classified in the statement of cash flows. The guidance addresses eight specific cash flow issues with the objective to reduce diversity in practice of how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods therein (our fiscal year 2019). Early application is permitted. We do not believe the adoption of this guidance will have a material impact on our Consolidated Financial Statements.

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

In May 2014, the FASB and International Accounting Standards Board jointly issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 will replace almost all existing revenue recognition guidance, including industry specific guidance, upon its effective date. The standard's core principle is for a company to recognize revenue when it transfers goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled.

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

2.  Franchise Programs

As of June 6, 2017, our franchise programs included arrangements with 22 domestic and international Ruby Tuesday concept franchisees. At the end of fiscal year 2017, our franchisees collectively operated 62 Ruby Tuesday restaurants. We do not own any equity interest in our existing franchisees.

We enter into development agreements with our franchisees that require them to open varying numbers of Ruby Tuesday restaurants. As of June 6, 2017, seven of our 22 Ruby Tuesday concept franchisees had agreements to develop new franchised Ruby Tuesday restaurants. During fiscal years 2017, 2016, and 2015, our Ruby Tuesday franchisees opened one, five, and six restaurants, respectively, pursuant to development agreements, as follows:

	Ruby Tuesday
Fiscal Year	Domestic	International	Total
2017	1	1	2
2016	–	5	5
2015		6	6

During fiscal years 2016 and 2015, our then Lime Fresh franchisees opened one and two restaurants, respectively, pursuant to development agreements. However, as discussed further in Note 3 to the Consolidated Financial Statements, during the fourth quarter of fiscal year 2016, we sold the Lime Fresh brand's intellectual property and the franchise agreements associated with eight Lime Fresh concept restaurants for $4.6 million.  As a result of this transaction, we had no remaining Lime Fresh concept franchisees as of May 31, 2016.

In conjunction with these openings, we recognized development and licensing fee income totaling an insignificant amount in fiscal year 2017 and $0.2 million in each of fiscal years 2016 and 2015.

Deferred development and licensing fees associated with all franchisees, which are reported as a component of Other deferred liabilities in our Consolidated Balance Sheets, totaled $0.3 million and $0.4 million as of June 6, 2017 and May 31, 2016, respectively. We will recognize these fees as income when we have substantially performed all material services and the restaurant has opened for business.

3.  Lime Fresh Mexican Grill

On May 31, 2016, we entered into agreements with two separate buyers to sell various Lime Fresh Mexican Grill assets.  Pursuant to the terms of an asset purchase agreement with another restaurant company, we agreed to sell our eight remaining Lime Fresh Mexican Grill Company-owned restaurants for $6.0 million.  Given that closing requirements were satisfied for only six of the eight restaurants, an amendment was agreed upon which allowed for the payment of $5.0 million upon the transfer of the six restaurants and the holdback of $1.0 million until such time that both of the remaining two restaurants had closed and transferred to the buyer.  The six restaurants closed and were transferred on May 31, 2016.  Both of the remaining two Lime Fresh restaurants remained open and operated by Ruby Tuesday as of our May 31 fiscal year-end and were subsequently closed during fiscal year 2017.

Because we did not collect the $5.0 million on the sale of the six Lime Fresh restaurants until the first day of our fiscal year 2017, the gain of $3.1 million included in our fiscal year 2016 Consolidated Statements of Operations and Comprehensive Loss is non-cash.  Further, given that the closing requirements were not satisfied on the two remaining restaurants as of the close of our fiscal year 2016, we did not reflect those restaurants as having been sold in fiscal year 2016, nor we did accrue as a receivable the $1.0 million holdback.

Also on May 31, 2016, we sold the Lime Fresh Mexican Grill brand, including the intellectual property and franchising rights for all eight Lime Fresh franchised restaurants to a third party buyer for $4.6 million, substantially all of which was received in cash on that date.  We recognized a gain of $2.8 million on the transaction.

4.  Accounts and Other Receivables

Accounts and other receivables consist of the following (in thousands):

	2017	2016

Rebates receivable	$1,031	$1,001
Amounts due from franchisees	4,014	3,013
Third-party gift card sales	1,147	1,272
Receivables from sales of Lime Fresh Mexican Grill assets	–	5,289
Other receivables	1,123	2,252
	$7,315	$12,827

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

As of June 6, 2017 and May 31, 2016, other receivables consisted primarily of amounts due from our distributor, receivables from online ordering, sales and other miscellaneous tax refunds, and other receivables.

5. Property, Equipment, Assets Held for Sale, Operating Leases, and Sale-Leaseback Transactions

Property and equipment, net, is comprised of the following (in thousands):

	2017	2016
Land	$180,520	$209,930
Buildings	366,566	398,984
Improvements	227,056	303,032
Restaurant equipment	192,217	222,646
Other equipment	71,851	82,204
Surplus properties*	17,139	4,354
Construction in progress and other	1,172	3,325
	1,056,521	1,224,475
Less accumulated depreciation	473,424	553,225
Property and equipment, net	$583,097	$671,250

* Surplus properties represent assets held for sale that are not classified as such in the Consolidated Balance Sheets as we do not expect to sell these assets within the next 12 months. These assets primarily consist of parcels of land upon which we have no intention to build restaurants, closed properties which include a building, and liquor licenses not needed for operations.

Included within the current assets section of our Consolidated Balance Sheets at June 6, 2017 and May 31, 2016 are amounts classified as assets held for sale totaling $12.8 million and $4.6 million, respectively. Assets held for sale primarily consist of land and buildings of closed restaurants, parcels of land upon which we have no intention to build restaurants, and liquor licenses. In addition to Lime Fresh restaurants sold as discussed in Note 3 to the Consolidated Financial Statements, during fiscal years

2017, 2016, and 2015 we sold surplus properties with carrying values of $24.3 million, $6.7 million, and $9.5 million, respectively, at net gains of $4.4 million, $0.9 million, and $1.7 million, respectively. Cash proceeds, net of broker fees, from these sales totaled $28.7 million, $7.6 million, and $11.2 million, respectively.

We realized gains during fiscal year 2014 on the sale-leaseback transactions of $0.8 million, which have been deferred and are being recognized on a straight-line basis over the initial terms of the leases. The current portion of the deferred gains on all sale-leaseback transactions to date was $1.1 million as of both June 6, 2017 and May 31, 2016, and is included in Accrued liabilities – Rent and other in our Consolidated Balance Sheets. The long-term portion of the deferred gains on all sale-leaseback transactions to date was $9.7 million and $10.9 million as of June 6, 2017 and May 31, 2016, respectively, and is included in Other deferred liabilities in our Consolidated Balance Sheets. Amortization of the deferred gains of $1.1 million in each of fiscal year June 6, 2017 and May 31, 2016, and June 2, 2015 is included within Other restaurant operating costs in our Consolidated Statements of Operations and Comprehensive Loss.

The following is a schedule by year of future minimum lease payments under operating leases that have initial lease terms in excess of one year as of June 6, 2017 (in thousands):

2018	$41,397
2019	38,117
2020	35,489
2021	33,153
2022	30,951
Subsequent years	327,308
Total minimum lease payments	$506,415

The amounts included in the table above include lease payments for certain optional renewal periods for which exercise is considered reasonably assured as well as operating leases totaling $2.6 million as discussed below for which sublease income from franchisees or others is contractually required.

The following schedule shows the future minimum sub-lease payments contractually due for the next five years and thereafter under noncancellable sub-lease agreements as of June 6, 2017 (in thousands):

2018	$382
2019	285
2020	285
2021	291
2022	300
Subsequent years	1,019
Total minimum sub-lease payments	$2,562

The following table summarizes our minimum and contingent rent expense and our sublease rental income under our operating leases (in thousands):

	2017	2016	2015
Minimum rent	$38,922	$49,699	$50,489
Contingent rent	558	662	745
	39,480	50,361	51,234
Sublease rental income	(572)	(940)	(504)
	$38,908	$49,421	$50,730

The amounts shown for fiscal years 2017, 2016, and 2015 above exclude rent expense of $14.2 million, $3.6 million, and $1.2 million, respectively, relating to lease reserves established for closed restaurants or dead sites, which is included within Closures and impairments expense in our Consolidated Statements of Operations and Comprehensive Loss.

6. Long-Term Debt and Capital Leases

Long-term debt and capital lease obligations consist of the following (in thousands):

	2017	2016

Senior unsecured notes	$212,546	$212,546
Unamortized discount	(1,366)	(1,771)
Unamortized debt issuance costs	(2,311)	(2,995)
Senior unsecured notes less unamortized discount and debt issuance costs	208,869	207,780
Revolving credit facility	–	–
Mortgage loan obligations	4,650	15,745
Unamortized (discount) premium - mortgage loan obligations	(1)	75
Unamortized debt issuance costs - mortgage loan obligations	(27)	(74)
Capital lease obligations	218	211
Total long-term debt and capital leases	213,709	223,737
Less current maturities	368	9,934
Long-term debt and capital leases, less current maturities	$213,341	$213,803

Estimated annual maturities of long-term debt and capital lease obligations at June 6, 2017 are as follows (in thousands):

2018	$1,535
2019	1,483
2020	213,591
2021	488
2022	99
Subsequent years	218
Total estimated annual maturities of long-term debt and capital lease obligations	$217,414

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

Interest on the Senior Notes is calculated at 7.625% per annum, payable semiannually on each May 15 and November 15 to holders of record on the May 1 or November 1 immediately preceding the interest payment date. Accrued interest on the Senior Notes and our other long-term debt and capital lease obligations was $1.2 million and $1.0 million as of June 6, 2017 and May 31, 2016, respectively, and is included in Accrued liabilities – Rent and other in our Consolidated Balance Sheets.

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

On May 26, 2017, we entered into a 364-day senior secured revolving credit agreement (the “Senior Credit Facility”) with UBS AG, Stamford Branch, under which we may borrow up to $20.0 million. We entered into the Senior Credit Facility to replace our previous $30 million revolving credit facility (the "Prior Credit Facility") which was paid in full on May 26, 2017.  The terms of the Senior Credit Facility provide for a $15.0 million sublimit for the issuance of standby letters of credit.

Under the terms of the Senior Credit Facility, interest rates charged on borrowings can vary depending on the interest rate option we choose to utilize. Our options for the rate are a Base Rate or LIBOR plus, in each case, an applicable margin, provided that the rate shall not be less than zero. The Base Rate is defined as the highest of the issuing bank’s prime rate, the Federal Funds rate plus 0.50%, or the Adjusted LIBO rate (as defined in the Senior Credit Facility) plus 1.0%. The applicable margin for the LIBO rate-based option is 4.00% and for the Base Rate option is 3.00%. We pay commitment fees of 0.50% on the unused portion of the Senior Credit Facility.

As security for the Senior Credit Facility, we have granted the lenders security interests in and liens on substantially all of the Company’s personal property, including equity interest in certain of its subsidiaries, and the real property, improvements, and fixtures of 22 Ruby Tuesday restaurants. The real property, improvements, and fixtures of the 22 restaurants pledged as collateral appraised at an approximate value of $31.3 million as of February 2017 and have a June 6, 2017 net book value of $34.8 million.

We had no borrowings outstanding under the Senior Credit Facility at June 6, 2017. After consideration of letters of credit outstanding, we had $5.2 million available under the Senior Credit Facility as of June 6, 2017.

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

Under the terms of the Senior Credit Facility we are allowed, under certain circumstances, to repurchase up to $20.0 million of the Senior Notes in any fiscal year. During the fiscal year ended June 6, 2017, we did not repurchase any Senior Notes.  During the fiscal year ended May 31, 2016, we repurchased $2.5 million of the Senior Notes for $2.4 million plus accrued interest. We realized a negligible gain on these transactions.

Under the Senior Credit Facility, we are required to comply with financial covenants relating to the maintenance of a minimum appraised value of eligible restaurants and a maximum leverage ratio. The terms of the Senior Credit Facility require us to maintain a minimum appraised value of eligible restaurants of no less than $30.0 million and maximum leverage ratio of no more than 5.00 to 1.0 starting with the fiscal quarter ending on or around September 5, 2017.

The Senior Credit Facility terminates no later than May 25, 2018.  Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Senior Credit Facility and any ancillary loan documents.

On May 25, 2017, in connection with our entry into the Senior Credit Facility, the Company and certain of its subsidiaries entered into loan modification agreements (the “Loan Modification Agreements”) with certain mortgage lenders to, among other things, provide waivers and consents under certain of our mortgage loan obligations to enter into the Senior Credit Facility. The Loan Modification Agreements also amended certain financial reporting requirements under the specified loans and modified and/or provided for certain financial covenants for the specified loans, including the maximum leverage ratio.

Our $4.6 million in mortgage loan obligations as of June 6, 2017 consist of various loans assumed upon franchise acquisitions. These loans, which mature between February 2019 and October 2021, have balances that range from $0.5 million to $0.9 million and interest rates of 7.78% to 10.17%. Many of the properties acquired from franchisees collateralize the loans outstanding.

During fiscal year 2016, we prepaid and retired 16 mortgage loan obligations with an aggregate balance of $13.3 million using cash on hand. Included within Interest expense, net in our Consolidated Statement of Operations for the fiscal year ended May 31, 2016 were $1.6 million in prepayment premiums and $0.1 million of accrued interest paid in connection with the retirement of these obligations. The prepayment of this debt eliminated one mortgage lender and allowed for the release of 44 properties which had served as collateral.

7. Closures and Impairments Expense, Including Trademark Impairments

Closures and impairments, net include the following (in thousands):

	2017	2016	2015
Closures and impairments:
Property impairments	$45,974	$58,153	$9,822
Closed restaurant lease reserves	18,035	4,090	1,461
Other closing expense	10,213	1,260	966
Gain on sale of surplus properties	(4,414)	(822)	(1,707)
Lime Fresh trademark impairment	–	1,999	–
Closures and impairments, net	$69,808	$64,680	$10,542

Included within Closures and impairments, net for fiscal year 2017 are impairments of $43.1 million related to open restaurants with deteriorating operational performance, $0.6 million related to surplus properties, and $2.3 million associated with lease expirations and restaurant closures.  Also included within Closures and impairments, net for fiscal 2017 are $31.5 million in closing expenses related to the 95 Asset Rationalization Plan closures.

During the fourth quarter of fiscal year 2016, the Company’s management began to formulate a plan in response to a comprehensive review of its property portfolio through the planned closure of restaurants with perceived limited upside due to market concentration, challenged trade areas, or other factors. Given the status of management’s proposed plan as of May 31, 2016, the Company determined that there was an impairment trigger as certain restaurants would be disposed of significantly before the end of their previously estimated useful lives. Accordingly, we recorded impairment charges of $39.2 million during the fourth quarter of fiscal year 2016 related to these restaurants. On August 11, 2016, we announced a plan to close approximately 95 Company-owned restaurants by September 2016. Also included within Closures and impairments, net for fiscal year 2016 are impairments of $14.7 million related to open Ruby Tuesday concept restaurants with deteriorating operational performance during the first three quarters of fiscal year 2016 or not included within management’s developing closure plan during the fourth fiscal quarter and $0.8 million related to surplus properties.

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

A rollforward of our future lease obligations associated with closed restaurants is as follows (in thousands):

Reserve for Lease Obligations
Balance at June 2, 2015	$7,051
Closing expense including rent and other lease charges	4,090
Payments	(5,737)
Adjustments to deferred escalating minimum rent and other	866
Balance at May 31, 2016	6,270
Closing expense including rent and other lease charges	18,035
Payments	(17,205)
Adjustments to deferred escalating minimum rent and other	9,130
Balance at June 6, 2017	$16,230

The amounts comprising future lease obligations in the table above are estimated using certain assumptions, including the period of time it will take to settle the lease with the landlord or find a suitable sublease tenant, and the amount of actual future cash payments could differ from our recorded lease obligations. Of the total future lease obligations included in the table above, $15.3 million and $6.2 million are included within the Accrued liabilities – Rent and other caption in our Consolidated Balance Sheets as of June 6, 2017 and May 31, 2016, respectively. For fiscal year 2018 and beyond, our focus will be on obtaining settlements, or subleases as necessary, on as many of these leases as possible and these settlements could be higher or lower than the amounts recorded. The actual amount of any cash payments made by the Company for lease contract termination costs will be dependent upon ongoing negotiations with the landlords of the leased restaurant properties.

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

Minimum funding for the Retirement Plan is determined in accordance with the guidelines set forth in employee benefit and tax laws. From time to time we may contribute additional amounts as we deem appropriate. We estimate that we will not be required to make contributions to the Retirement Plan in fiscal year 2018.

The Retirement Plan’s assets are held in a trust and were allocated as follows on the measurement dates:

	2017				2016
	Target Allocation			Actual Allocation	Target Allocation			Actual Allocation
Equity securities	41	-	71%	63%	41	-	71%	61%
Fixed income securities	13	-	43%	25%	13	-	43%	20%
Public real estate investment trusts	0	-	10%	0%	0	-	10%	5%
Cash and cash equivalents	0	-	20%	1%	0	-	20%	4%
Other	0	-	21%	11%	0	-	21%	10%

Total				100%				100%

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

The fair values of assets held by the Retirement Plan by asset category are as follows (in thousands):

	2017	2016
Level 2:
Cash and cash equivalents	$80	$249
Level 1:
Equity securities
U.S.-based companies	2,677	2,561
International-based companies	1,175	1,222
Fixed income securities	1,504	1,259
Public real estate investment trusts	–	315
Other	690	603
Total assets reported as of fiscal year end	$6,126	$6,209

Executive Supplemental Pension Plan and Management Retirement Plan
Under these unfunded defined benefit pension plans, eligible employees earn supplemental retirement income based upon salary and length of service, reduced by social security benefits and amounts otherwise receivable under other specified Company retirement plans. The Executive Supplemental Pension Plan and the Management Retirement Plan have been amended so that no additional benefits will accrue and no new participants may enter the plan.

Although considered to be unfunded, we own whole-life insurance contracts in order to provide a source of funding for benefits due under the terms of the Executive Supplemental Pension Plan and the Management Retirement Plan. Benefits payable under these two plans are paid from a rabbi trust which holds the insurance contracts. We will on occasion contribute additional amounts into the rabbi trust in the event of a liquidity shortfall. We currently project that benefit payments from the rabbi trust for these two plans will approximate $3.0 million in fiscal year 2018.

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

	Pension Plans
	2017	2016	2015

Service cost	$26	$312	$301
Interest cost	1,711	1,999	1,773
Expected return on plan assets	(370)	(411)	(498)
Amortization of prior service cost (a)	–	1	1
Recognized actuarial loss	1,542	2,218	1,718
Curtailment expense	–	1	–
Net periodic benefit cost	$2,909	$4,120	$3,295

	Postretirement Medical and Life Benefits
	2017	2016	2015

Service cost	$1	$4	$4
Interest cost	36	47	46
Recognized actuarial loss	71	130	134
Net periodic benefit cost	$108	$181	$184

(a) Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

The following table details changes in the amounts recognized in accumulated other comprehensive loss in our 2017 and 2016 Consolidated Financial Statements for the Pension Plans and the Postretirement Medical and Life Benefits plans (in thousands):

	Pension Plans		Postretirement Medical and Life Benefits
	2017	2016	2017	2016

Beginning of year	$(16,821)	$(17,149)	$(491)	$(994)
Net actuarial (loss)/gain	367	(1,891)	147	373
Amortization of prior service credit	–	1	–	–
Amortization of actuarial loss	1,542	2,218	71	130
End of year	$(14,912)	$(16,821)	$(273)	$(491)

The change in benefit obligation and plan assets and reconciliation of funded status is as follows (in thousands):

	Pension Plans		Postretirement Medical and Life Benefits
	2017	2016	2017	2016
Change in benefit obligation:
Beginning projected benefit obligation	$44,429	$43,843	$1,100	$1,404
Service cost	26	312	1	4
Interest cost	1,711	1,999	36	47
Plan participant contributions	–	–	84	73
Actuarial loss/(gain)	(183)	1,411	(147)	(373)
Benefits paid	(3,403)	(2,888)	(85)	(55)
Curtailment gain	–	(248)	–	–
Benefit obligation at end of year	$42,580	$44,429	$989	$1,100
Change in plan assets:
Beginning fair value of plan assets	$6,209	$6,786	$–	$–
Actual return on plan assets	554	(318)	–	–
Employer contributions	2,766	2,629	1	(18)
Plan participant contributions	–	–	84	73
Benefits paid	(3,403)	(2,888)	(85)	(55)
Fair value of plan assets at end of year	$6,126	$6,209	$–	$–

Funded status at end of year	$(36,454)*	$(38,220)*	$(989)	$(1,100)

Amounts recognized in the Consolidated Balance Sheets:
Accrued liabilities – payroll and related costs	$(2,953)	$(2,527)	$(123)	$(113)
Other deferred liabilities	(33,501)	(35,693)	(866)	(987)
Net amount recognized at year-end	$(36,454)	$(38,220)	$(989)	$(1,100)

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	(14,912)	(16,821)	(273)	(491)
Total amount recognized	$(14,912)	$(16,821)	$(273)	$(491)

*

The funded status reflected above includes the liabilities attributable to all of the Pension Plans but only the assets of the Retirement Plan as the other plans are not considered funded for Employee Retirement Income Security Act purposes. To provide a source for the payment of benefits under the Executive Supplemental Pension Plan and the Management Retirement Plan, we own life insurance contracts on some of the participants. The cash value of these policies (Level 2), which are included within the Other Assets caption in our Consolidated Balance Sheets, was $25.4 million and $27.9 million at June 6, 2017 and May 31, 2016,  respectively. In addition, we reclassified as Restricted cash in our Consolidated Balance Sheets as of June 6, 2017 and May 31, 2016 $1.4 million and $0.4 million, respectively, of cash held in trust that is restricted for benefit payments under these plans.  We maintain a rabbi trust to hold the policies and death benefits as they are received.

During fiscal years 2017, 2016, and 2015, we reclassified the following items out of accumulated other comprehensive loss and into Pension and Postretirement Medical and Life Benefits expense, which is included in Selling, general and administrative, net within our Consolidated Statements of Operations and Comprehensive Loss, as follows (in thousands):

	2017	2016	2015
Recognized actuarial loss	$1,613	$2,348	$1,852
Amortization of prior service cost/(credit)	–	1	1
Curtailment expense	–	1	–
Pension reclassification	$1,613	$2,350	$1,853

The estimated net loss for the Pension and the Postretirement Medical and Life Benefits plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost in fiscal year 2018 is $0.7 million.

Additional measurement date information for the Pension and Postretirement Medical and Life Benefits plans which have benefit obligations in excess of plan assets (in thousands):

	Pension Plans		Postretirement Medical and Life Benefits
	June 6, 2017	May 31, 2016	June 6, 2017	May 31, 2016
Projected benefit obligation	$42,580	$44,429	$989	$1,100
Accumulated benefit obligation	42,580	44,428	989	1,100
Fair value of plan assets	6,126	6,209	–	–

The weighted average assumptions used to determine the net periodic benefit cost for fiscal years are set forth below:

	Pension Plans
	2017	2016	2015
Discount rate	4.0%	4.2%	4.4%
Expected return on plan assets	6.3%	6.3%	7.0%
Rate of compensation increase	2.0%	2.0%	2.0%

	Postretirement Medical and Life Benefits
	2017	2016	2015
Discount rate	3.5%	3.6%	3.5%
Rate of compensation increase	2.0%	2.0%	2.0%

Our estimated long-term rate of return on plan assets represents the weighted average of expected future returns on the asset categories included in our target investment allocation based primarily on the historical returns for each asset category, adjusted for an assessment of current market conditions.

The weighted average assumptions used to determine benefit obligations at the measurement dates are set forth below:

	Pension Plans
	2017	2016
Discount rate	3.9%	4.0%
Rate of compensation increase	2.0%	2.0%

	Postretirement Medical and Life Benefits
	2017	2016
Discount rate	3.5%	3.5%
Rate of compensation increase	2.0%	2.0%

We currently are assuming a gross medical trend rate of 7.1% for fiscal 2018. We expect this rate to decrease at varying amounts per year with an ultimate trend rate of 5.0% in fiscal 2026. A change in this rate of 1.0% would have no significant impact on our net periodic postretirement benefit expense or our accrued postretirement benefits liability.

The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are set forth below (in thousands):

	Pension Plans	Postretirement Medical and Life Benefits
2018	$3,716	$123
2019	2,274	109
2020	2,214	101
2021	5,212	103
2022	8,138	95
2023-2027	11,585	356

Expected benefit payments are estimated based on the same assumptions used to measure our benefit obligation on our measurement date of June 6, 2017 and, where applicable, include benefits attributable to estimated further employee service.

Defined Contribution Plans

We sponsor two defined contribution plans for active employees, as summarized below.

Salary Deferral Plan
RTI offers certain employees a 401(k) plan called the Ruby Tuesday, Inc. Salary Deferral Plan (“401(k) Plan”). We make matching contributions to the 401(k) Plan based on each eligible employee's pre-tax contribution. We match in cash each fiscal quarter 25% of the participating employee's first 4% of contributions. Company matches vest immediately. Fiscal years 2017 and 2016 had 401(k) Plan expenses for the Company match of $0.3 million for both periods. During fiscal year 2015, we matched participating employee’s contributions based on a same-restaurant sales performance factor. Given that the Company did not achieve the fiscal year 2015 same-restaurant sales performance factor in order for there to be an employer match, we had no expense related to the 401(k) Plan for fiscal year 2015.

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

Like the Predecessor Plan, the Deferred Compensation Plan is an unfunded, non-qualified deferred compensation plan for eligible employees. The Company matching provisions of the Deferred Compensation Plan are similar to those of the 401(k) Plan. Fiscal years 2017 and 2016 Deferred Compensation Plan expenses were negligible for both periods. For similar reasons as discussed above for the 401(k) Plan, we had no expenses for Company match under the Deferred Compensation Plan for fiscal year 2015. Assets earmarked to pay benefits under the Deferred Compensation Plan are held by a rabbi trust.

Assets and liabilities of a rabbi trust must be accounted for as if they are Company assets or liabilities and are therefore reported on our Consolidated Balance Sheets. Furthermore, all Deferred Compensation Plan earnings and expenses are recorded in our Consolidated Statements of Operations and Comprehensive Loss. The Deferred Compensation Plan’s assets and liabilities approximated $5.6 million and $6.7 million as of June 6, 2017 and May 31, 2016, respectively. Of these amounts as of June 6, 2017 and May 31, 2016, $0.6 million and $0.7 million, respectively, was included in Prepaid and other expenses and Accrued liabilities – Payroll and related costs for both periods, and $5.0 million and $6.0 million, respectively, was included in Other assets, net and Other deferred liabilities in the Consolidated Balance Sheets. The investment in RTI common stock and the related liability payable in RTI common stock, which totaled $0.3 million and $0.5 million as of June 6, 2017 and May 31, 2016, respectively, is reflected in Shareholders’ Equity in the Consolidated Balance Sheets.

Executive Separations and Corporate Support Services Restructuring

Fiscal 2017

On September 13, 2016, James J. Buettgen resigned as Chairman of the Board of Directors, President, and Chief Executive Officer of the Company.  In connection with Mr. Buettgen's resignation, $3.0 million in severance accruals and other benefits were paid during fiscal 2017.  We also recorded a charge of approximately $0.9 million in connection with the accelerated vesting of Mr. Buettgen's share-based compensation awards.  The Ruby Tuesday Concept President and a Divisional Vice President departed the Company April 24, 2017 and June 2, 2017, respectively.  During the fiscal year ended June 6, 2017, we recorded severance expense of $0.8 million and made severance payments of $0.1 million in connection with these two departures coupled with recording a charge of $0.2 million related to their accelerated vesting of share-based compensation awards.

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

Fiscal 2015

On June 26, 2014, our then Executive Vice President, Chief Financial Officer stepped down as Chief Financial Officer and subsequently retired from the Company on August 4, 2014. Additionally, three Senior Vice Presidents, our Chief Development Officer, Chief Legal Officer and Secretary, and Chief Marketing Officer left the Company on July 24, 2014, December 12, 2014, and April 27, 2015, respectively. During the fiscal year ended June 2, 2015, we recorded severance expense and made severance payments of $0.3 million in connection with the separation agreements for certain of these former executives.

As of both June 6, 2017 and May 31, 2016, liabilities of $0.9 million and $0.3 million, respectively, representing unpaid obligations in connection with the separations and restructurings, were included within Accrued liabilities: Payroll and related costs in our Consolidated Balance Sheet. Costs of $4.2 million and $1.6 million are reflected in the table below related to employee severance and unused vacation accruals are included within General and administrative expenses, and Closures and impairments, net, respectively, in our Consolidated Statements of Operations and Comprehensive Loss. A roll forward of our obligations in connection with employee separations is as follows (in thousands):

Balance at June 2, 2015	$313
Employee severance and unused vacation accruals	1,006
Cash payments	(1,002)
Balance at May 31, 2016	$317
Employee severance and unused vacation accruals	5,807
Cash payments	(5,270)
Balance at June 6, 2017	$854

9. Income Taxes

Income tax benefit for fiscal years 2017, 2016, and 2015 was allocated as follows (in thousands):

	2017	2016	2015
Current:
Federal	$(1,912)	$(1,138)	$1,714
State	154	289	(48)
Foreign	42	118	118
	(1,716)	(731)	1,784
Deferred:
Federal	–	(1,449)	(3,254)
State	–	–	(441)
	–	(1,449)	(3,695)
Total benefit for income taxes	$(1,716)	$(2,180)	$(1,911)

Deferred tax assets and liabilities are comprised of the following (in thousands):

	2017	2016
Deferred tax assets:
General business credits carryforward	$88,087	$70,424
Employee benefits	21,227	22,420
Deferred escalating minimum rents	17,500	20,803
Federal net operating loss	19,664	–
State net operating losses	13,318	9,807
Insurance reserves	5,253	5,896
Goodwill	4,448	5,033
Deferred gain on sale-leaseback transactions	4,284	4,728
Closed restaurant lease reserves	6,265	2,520
Other	7,423	7,761
Gross deferred tax assets	187,469	149,392
Deferred tax asset valuation allowances	(135,894)	(89,933)
Net deferred tax assets	51,575	59,459

Deferred tax liabilities:
Depreciable property and equipment	(43,665)	(48,367)
Other	(7,910)	(11,092)
Total deferred tax liabilities	(51,575)	(59,459)

Net deferred tax liability	$–	$–

The above deferred tax assets and liabilities include the income tax effect of temporary differences between financial reporting and tax reporting.  Temporary differences represent the cumulative taxable or deductible amounts recorded in the consolidated financial statements in different years than recognized in the tax returns.  General business credits carryforward and federal and state net operating losses may be used to offset future taxable income, and their benefit is reflected in the deferred tax assets.  Other deferred tax assets, such as employee benefits, escalating minimum rents, and certain others listed, become deductible in the tax return upon payment or funding in qualified trusts.  The depreciable property and equipment temporary difference represents generally tax depreciation in excess of financial statement depreciation.

We regularly evaluate the need for a valuation allowance for deferred tax assets by assessing whether it is more likely than not that we will realize the deferred tax assets in the future.  A valuation allowance assessment is performed each reporting period, with any additions or adjustments reflected in earnings in the period of assessment.  In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets for each jurisdiction. As of June 6, 2017, we have rolling three-year historical operating losses and have concluded that the negative evidence outweighs the positive evidence.

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

A rollforward of our valuation allowance is as follows (in thousands):

	2017	2016	2015

Beginning of fiscal year	$(89,933)	$(62,799)	$(54,582)
Changes in estimated realization of deferred tax assets:
Continuing operations	(49,219)	(28,192)	(9,138)
Other reductions	3,258	1,058	921
End of fiscal year	$(135,894)	$(89,933)	$(62,799)

As of June 6, 2017, we had state net operating loss carryforwards of approximately $343.3 million which expire at varying times between fiscal years 2018 and 2037.  Our federal net operating loss will expire, if unused, by fiscal year 2037.  The above accounting has no effect on our ability to use our federal or state operating loss carryforwards or general business carryforward credits, which begin to expire in fiscal year 2031, in the future to reduce cash tax payments.

A reconciliation from the statutory federal income tax benefit to the reported income tax (benefit)/expense is as follows (in thousands):

	2017	2016	2015

Statutory federal income taxes	$(37,750)	$(18,502)	$(1,787)
State income taxes, net of federal income tax benefit	(4,795)	(2,926)	(711)
FICA tip credit	(6,070)	(7,071)	(7,280)
Work opportunity tax credit	(1,833)	(1,389)	(1,899)
Increase in valuation allowance	49,219	28,192	9,138
Permanent differences	(1,123)	319	528
Other, net	636	(803)	100
Total benefit for income taxes	$(1,716)	$(2,180)	$(1,911)

We had a gross liability for unrecognized tax benefits, exclusive of accrued interest and penalties, of $3.9 million and $4.5 million, respectively, as of June 6, 2017 and May 31, 2016, of which $3.4 million and $3.7 million, respectively, was reclassified against our deferred tax assets.  As of June 6, 2017 and May 31, 2016, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate was $2.5 million and $2.3 million, respectively.  If these benefits were recognized as of June 6, 2017 and May 31, 2016, this would result in adjustments to other tax accounts, primarily deferred taxes and valuation allowance from net operating loss tax benefits of $2.2 million and $2.1 million, respectively.  A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal years 2017 and 2016 follows (in thousands):

	2017	2016
Beginning of fiscal year	$4,548	$3,870
Additions for tax positions related to the current year	532	725
Reductions for tax positions related to the current year	(127)	(113)
Additions for tax positions of prior years	164	868
Reductions for tax positions of prior years	(228)	(150)
Reductions for settlements with taxing authorities	(779)	–
Reductions due to statute settlements	(220)	(652)
End of fiscal year	$3,890	$4,548

The liability for unrecognized tax benefits as of June 6, 2017 includes an insignificant amount related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations and negotiations with tax authorities.

As discussed in Note 1 to the Consolidated Financial Statements, our policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes. Interest is computed on the difference between our uncertain tax benefit positions and the amount deducted or expected to be deducted in our tax returns. At both June 6, 2017 and May 31, 2016, we had $0.4 million of accrued interest and penalties related to unrecognized tax benefits.

During fiscal year 2017, accrued interest and penalties decreased by an insignificant amount. If we were to prevail on all uncertain tax positions, the reversal of this accrual would also be a benefit to our effective tax rate. At June 6, 2017 and May 31, 2016, total liabilities of $0.9 million and $1.3 million, respectively, including the above-mentioned amounts for the payment of accrued interest and penalties, are included in Accrued liabilities – Rent and other and Other deferred liabilities as reported on the Consolidated Balance Sheets.

At June 6, 2017, we are no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2012, and with few exceptions, we are no longer subject to state and local examinations by tax authorities prior to fiscal year 2014.

10. Share-Based Employee Compensation

Preferred Stock

RTI is authorized, under its Certificate of Incorporation, to issue up to 250,000 shares of preferred stock with a par value of $0.01. These shares may be issued from time to time in one or more series. Each series will have dividend rates, rights of conversion and redemption, liquidation prices, and other terms or conditions as determined by the Board of Directors. No preferred shares have been issued as of June 6, 2017 and May 31, 2016.

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

At June 6, 2017, we had reserved a total of 6,420,000 shares of common stock for the SIP and 1996 SIP. Of the reserved shares at June 6, 2017, 1,694,000 were subject to stock options outstanding. Stock option exercises are settled with the issuance of new shares. Net shares of common stock available for issuance at June 6, 2017 were 4,726,000.

Stock Options

The following table summarizes our stock option activity under these stock option plans for the fiscal year ended June 6, 2017 (Stock Options and Aggregate Intrinsic Value are in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Service-based vesting:
Outstanding at beginning of year	2,066	$7.89
Granted	1,126	3.46
Cancellations and forfeitures	(50)	4.49
Expired	(1,448)	6.66
Outstanding at end of year	1,694	$6.09	2.93	$–
Exercisable at end of year	1,224	$7.00	1.72	$–

The aggregate intrinsic value represents the closing stock price as of June 6, 2017 less the strike price, multiplied by the number of stock options that have a strike price that is less than that closing stock price. There were no stock options exercised during fiscal years 2017 and 2016.  The total intrinsic value of stock options exercised during fiscal year 2015 was $0.1 million.

At June 6, 2017, there was approximately $0.3 million of unrecognized pre-tax compensation expense related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 1.6 years. The total fair value at grant date of awards vested during fiscal years 2017, 2016, and 2015 totaled $1.8 million, $1.7 million, and $1.9 million, respectively.

During fiscal year 2017, we granted 879,000 service-based stock options to certain employees under the terms of the SIP.  The stock options awarded vest in equal annual installments over a three-year period following grant of the award, and have a maximum life of seven years.

Also during fiscal 2017, we granted 247,000 service-based stock options to our then Interim Chief Executive Officer under the terms of the SIP.  The stock options awarded cliff vested at the end of fiscal year 2017 and have a maximum life of seven years.

The weighted average Black-Scholes grant date fair value for stock options awarded during fiscal years 2017 and 2015 was $1.21 and $2.27 per share, respectively. No stock options were awarded during fiscal year 2016. The grant date fair values of unvested stock options are amortized over the respective vesting period of the awards unless a recipient becomes retirement eligible during the vesting period. For retirement eligible individuals, the grant date fair value of the award is amortized from the period of the date of grant through the date upon which the individual becomes retirement eligible. The weighted average assumptions used in our Black-Scholes option-pricing model are as follows:

	2017	2015
Risk-free interest rate	1.08%	1.48%
Expected dividend yield	0%	0%
Expected stock price volatility	41.19%	44.27%
Expected life (in years)	4.34	4.50

Restricted Stock and Restricted Stock Units (“RSU”)

The following table summarizes our restricted stock and RSU activity for the fiscal year ended June 6, 2017 (in thousands, except per-share data):

	2017
	Shares	Weighted Average Fair Value
Service-Based Vesting:
Unvested at beginning of year	564	$6.29
Granted	680	3.10
Vested	(618)	5.70
Cancellations and forfeitures	(45)	5.61
Unvested at end of year	581	$3.24

Performance-Based Vesting:
Unvested at beginning of year	225	$6.51
Cancellations and forfeitures	(108)	6.51
Unvested at end of year	117	$6.51

The fair value of restricted stock and RSU awards is based on the closing price of our common stock on the date prior to the grant date. The total intrinsic value of restricted stock and RSU grants vesting during fiscal years 2017, 2016, and 2015 was $1.8 million, $2.1 million, and $5.4 million, respectively. At June 6, 2017, unrecognized compensation expense related to restricted stock and RSU grants expected to vest totaled $1.0 million and will be recognized over a weighted average vesting period of 1.3 years.

During fiscal year 2017, we granted 219,000 restricted shares to non-employee directors under the terms of the SIP. These shares cliff vest over a one year period following the grant date of the award.

During fiscal year 2017, we granted 319,000 RSUs and 142,000 restricted shares to certain employees under the terms of the SIP and 1996 SIP.  The awards will vest in three equal installments over a three-year period following the date of grant.

Phantom Stock Units

We began granting phantom stock units during fiscal year 2017.  Each phantom stock unit entitles the recipient to receive a cash payment equal to the value of a single share of our common stock upon vesting.  The following table summarizes our phantom stock unit activity for the fiscal year ended June 6, 2017 (in thousands):

Phantom Stock Units
Service-Based Vesting:
Unvested at beginning of year	–
Granted	652
Vested	(76)
Unvested at end of year	576

Performance-Based Vesting:
Unvested at beginning of year	–
Granted	598
Cancellations and forfeitures	(300)
Unvested at end of year	298

During fiscal year 2017, we granted 81,000 service-based phantom stock units to our then Interim Chief Executive Officer.  The phantom stock units cliff vested at the end of the fiscal year 2017.  Also during the fiscal year 2017, we granted 571,000 service-based phantom stock units to our senior executive team.  The phantom stock units will cliff vest two years following the grant date of the award.  During the fourth quarter of fiscal year 2017, 76,000 of these units vested in connection with the departure of our former Ruby Tuesday Concept President.

During the fiscal year 2017, we granted 598,000 performance-based phantom stock units that will vest approximately three years after the grant date.  Vesting of the performance-based phantom stock units is contingent upon the Company's achievement of a same-restaurant sales performance condition related to the next three fiscal years.  Of these performance-based phantom stock units, 300,000 were forfeited during fiscal year 2017 primarily in connection with the departure of our former President and Chief Executive Officer and the Ruby Tuesday Concept President.

Included in our Consolidated Balance Sheets are amounts within Accrued liabilities: Payroll and related costs of $0.4 million as of June 6, 2017 and amounts within Other deferred liabilities of $0.5 million and $0.2 million as of June 6, 2017 and May 31, 2016, respectively, relating to all of our long-term incentive awards that will settle in cash.

Included within General and administrative expenses in our Consolidated Statements of Operations and Comprehensive Loss is share-based compensation expense of $3.6 million, $2.1 million, and $7.1 million for the fiscal years ended June 6, 2017, May 31, 2016, and June 2, 2015, respectively.

As discussed further in Note 8 to the Consolidated Financial Statements, various management personnel left the Company during fiscal years 2017, 2016, and 2015. Several of these individuals held share-based compensation awards at the times of their separations, and these awards were either vested or forfeited in accordance with the terms of the original awards.

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

In May 2014, a securities class action case styled Dennis Krystek v. Ruby Tuesday, Inc. et al, was filed in the U.S. District Court for the Middle District of Tennessee, Nashville Division.  The case alleged that the Company and some of its former executives made false and misleading statements about the Company's financial performance and the financial performance of the Lime Fresh concept.  On March 29, 2017, the Company agreed to settle the case for $5.0 million.  We maintain insurance to cover these types of claims with our primary insurance carrier, subject to a self-insured retention which has been met.  Our insurance policies cover amounts in excess of our self-insured retention.  The parties agreed to resolve the matter and the settlement was funded by the insurance carrier as of June 6, 2017. Final court approval of the settlement agreement was obtained on August 7, 2017.  In accordance with ASC Subtopic 405-20-40, Extinguishment of Liabilities, and ASC Subtopic 210-20, Balance Sheet Offsetting, we have recorded both an accrued liability (included within Accrued liabilities: Rent and other) and Restricted cash, in the amount of $5.0 million, in our Consolidated Balance Sheet as of June 6, 2017.

Insurance Programs
We are currently self-insured for a portion of our expected workers’ compensation, employment practices liability, general liability, and automobile liability losses (collectively, “casualty losses”) as well as property losses and certain other insurable risks. To mitigate the cost of our exposures for certain property and casualty losses, we make annual decisions to either retain the risks of loss up to a certain maximum per occurrence, aggregate loss limits negotiated with our insurance carriers, or fully insure those risks. We are also self-insured for healthcare claims for eligible participating employees subject to certain deductibles and limitations. We have accounted for our retained liabilities for casualty losses and healthcare claims, including reported and incurred but not reported claims, based on information provided by third-party actuaries. At June 6, 2017, we were committed under letters of credit totaling $14.8 million issued primarily in connection with our workers’ compensation and casualty insurance programs.

Purchase Commitments

We have minimum purchase commitments with various vendors. Outstanding commitments as of June 6, 2017 were approximately $42.8 million. These obligations consist of supplies, advertising, utility contracts, and various types of meat, beverages, and other food products, which are an integral part of our business operations.

12. Fair Value Measurements

The following table presents the fair values of our financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall (in thousands):

	Level	June 6, 2017	May 31, 2016
Deferred compensation plan – Assets	1	$5,631	$6,660
Deferred compensation plan – Liabilities	1	(5,631)	(6,660)

There were no transfers among levels within the fair value hierarchy during fiscal years 2017 or 2016.

The Deferred Compensation Plan and the Predecessor Plan are unfunded, non-qualified deferred compensation plans for eligible employees. Assets earmarked to pay benefits under the Deferred Compensation Plan and Predecessor Plan are held by a rabbi trust. We report the accounts of the rabbi trust in our Consolidated Financial Statements. The investments held by these plans are considered trading securities and are reported at fair value based on third-party broker statements. The realized and unrealized holding gains and losses related to these other investments, as well as the offsetting compensation expense, is recorded in Selling, general, and administrative expense, net in the Consolidated Financial Statements.

The investment in RTI common stock and related liability payable in RTI common stock, which are reflected in Shareholders’ Equity in the Consolidated Balance Sheets, are excluded from the fair value table above as these are considered treasury shares and reported at cost.

The following table presents the fair values on our Consolidated Balance Sheets as of June 6, 2017 and May 31, 2016 for those assets and liabilities measured on a non-recurring basis (in thousands):

	Fair Value Measurements
	Level	June 6, 2017	May 31, 2016
Long-lived assets held for sale	2	$3,499	$2,123
Long-lived assets held for use	2	13,480	56,101
Long-lived assets held for use	3	–	553
Total		$16,979	$58,777

The following table presents the losses recognized during the fiscal years ended June 6, 2017, May 31, 2016, and June 2, 2015 resulting from fair value measurements of assets and liabilities measured on a non-recurring basis. The losses are included in Closures and impairments, net in our Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	2017	2016	2015
Included within operations
Long-lived assets held for sale	$2,862	$447	$1,830
Long-lived assets held for use	43,112	57,706	7,992
Lime Fresh trademark	–	1,999	–
	$45,974	$60,152	$9,822

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

Our financial instruments at June 6, 2017 and May 31, 2016 consisted of cash and cash equivalents, accounts receivable and payable, and long-term debt. The fair values of cash and cash equivalents and accounts receivable and payable approximated their carrying values because of the short-term nature of these instruments. The carrying amounts and fair values of our long-term debt, which are not measured on a recurring basis using fair value, are as follows (in thousands):

	June 6, 2017		May 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (Level 2)	$213,491	$209,524	$223,526	$223,212

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

Condensed Consolidating Balance Sheet

As of June 6, 2017

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$41,584	$130	$–	$41,714
Restricted cash	6,445	–	–	6,445
Accounts and other receivables	1,913	5,402	–	7,315
Inventories	12,447	4,731	–	17,178
Income tax receivable	175,535	–	(172,474)	3,061
Other current assets	15,969	7,355	–	23,324
Total current assets	253,893	17,618	(172,474)	99,037

Property and equipment, net	446,211	136,886	–	583,097
Investment in subsidiaries	51,214	–	(51,214)	–
Due from/(to) subsidiaries	94,281	213,066	(307,347)	–
Other assets	37,454	4,054	–	41,508
Total assets	$883,053	$371,624	$(531,035)	$723,642

Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable	$14,333	$3,237	$–	$17,570
Accrued and other current liabilities	47,796	33,340	–	81,136

Current maturities of long-term debt, including capital leases	(1,157)	1,525	–	368
Income tax payable	–	172,474	(172,474)	–
Total current liabilities	60,972	210,576	(172,474)	99,074

Long-term debt and capital leases, less current maturities	210,243	3,098	–	213,341
Due to/(from) subsidiaries	213,066	94,281	(307,347)	–
Other deferred liabilities	91,406	12,455	–	103,861
Total liabilities	575,687	320,410	(479,821)	416,276

Shareholders’ equity:
Common stock	607	–	–	607
Capital in excess of par value	79,531	–	–	79,531
Retained earnings	235,210	51,214	(51,214)	235,210
Accumulated other comprehensive loss	(7,982)	–	–	(7,982)
Total shareholders’ equity	307,366	51,214	(51,214)	307,366

Total liabilities & shareholders’ equity	$883,053	$371,624	$(531,035)	$723,642

Condensed Consolidating Balance Sheet

As of May 31, 2016

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$66,831	$133	$–	$66,964
Restricted cash	377	–	–	377
Accounts and other receivables	8,102	4,725	–	12,827
Inventories	15,401	6,194	–	21,595
Income tax receivable	167,065	–	(164,062)	3,003
Other current assets	11,282	4,868	–	16,150
Total current assets	269,058	15,920	(164,062)	120,916

Property and equipment, net	501,482	169,768	–	671,250
Investment in subsidiaries	98,929	–	(98,929)	–
Due from/(to) subsidiaries	76,208	213,816	(290,024)	–
Other assets	40,626	5,125	–	45,751
Total assets	$986,303	$404,629	$(553,015)	$837,917

Liabilities & Shareholders' Equity
Current liabilities:
Accounts payable	$17,405	$4,736	$–	$22,141
Accrued and other current liabilities	35,674	29,957	–	65,631
Current maturities of long-term debt, including capital leases	(1,067)	11,001	–	9,934
Income tax payable	–	164,062	(164,062)	–
Total current liabilities	52,012	209,756	(164,062)	97,706

Long-term debt and capital leases, less current maturities	209,058	4,745	–	213,803
Due to/(from) subsidiaries	213,816	76,208	(290,024)	–
Other deferred liabilities	103,637	14,991	–	118,628
Total liabilities	578,523	305,700	(454,086)	430,137

Shareholders' equity:
Common stock	601	–	–	601
Capital in excess of par value	75,938	–	–	75,938
Retained earnings	341,350	98,929	(98,929)	341,350
Accumulated other comprehensive loss	(10,109)	–	–	(10,109)
Total shareholders' equity	407,780	98,929	(98,929)	407,780

Total liabilities & shareholders' equity	$986,303	$404,629	$(553,015)	$837,917

Condensed Consolidating Statement of Operations and

Comprehensive (Loss)/Income

For the Fiscal Year Ended June 6, 2017

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$694,398	$254,005	$–	$948,403
Franchise revenue	10	3,558	–	3,568
Total revenue	694,408	257,563	–	951,971

Operating costs and expenses:
Cost of goods sold	196,515	72,107	–	268,622
Payroll and related costs	242,041	96,877	–	338,918
Other restaurant operating costs	146,391	52,305	–	198,696
Depreciation and amortization	30,673	11,106	–	41,779
General and administrative expenses	37,929	29,080	–	67,009
Marketing expenses, net	40,264	13,876	–	54,140
Intercompany general and administrative allocations	38,558	(38,558)	–	–
Closures and impairments, net	47,191	22,617	–	69,808
Equity in earnings of subsidiaries	(628)	–	628	–
Interest expense, net	19,973	882	–	20,855
Intercompany interest expense/(income)	12,050	(12,050)	–	–
Total operating costs and expenses	810,957	248,242	628	1,059,827

(Loss)/income before income taxes	(116,549)	9,321	(628)	(107,856)
(Benefit)/provision for income taxes	(10,409)	8,693	–	(1,716)

Net (loss)/income	$(106,140)	$628	$(628)	$(106,140)

Other comprehensive income:
Pension liability reclassification	2,127	–	–	2,127
Total comprehensive (loss)/income	$(104,013)	$628	$(628)	$(104,013)

Condensed Consolidating Statement of Operations and

Comprehensive (Loss)/Income

For the Fiscal Year Ended May 31, 2016

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$785,147	$299,887	$–	$1,085,034
Franchise revenue	245	5,949	–	6,194
Total revenue	785,392	305,836	–	1,091,228

Operating costs and expenses:
Cost of goods sold	216,121	82,408	–	298,529
Payroll and related costs	263,499	111,062	–	374,561
Other restaurant operating costs	167,051	62,467	–	229,518
Depreciation and amortization	36,387	14,971	–	51,358
General and administrative expenses	32,264	25,927	–	58,191
Marketing expenses, net	37,748	13,688	–	51,436
Intercompany general and administrative allocations	42,870	(42,870)	–	–
Closures and impairments, net	40,683	23,997	–	64,680
Equity in earnings of subsidiaries	(15,212)	–	15,212	–
Gain on sales of Lime Fresh Mexican Grill assets	(5,937)	–	–	(5,937)
Interest expense, net	18,329	3,425	–	21,754
Intercompany interest expense/(income)	12,143	(12,143)	–	–
Total operating costs and expenses	845,946	282,932	15,212	1,144,090

(Loss)/income before income taxes	(60,554)	22,904	(15,212)	(52,862)
(Benefit)/provision for income taxes	(9,872)	7,692	–	(2,180)

Net (loss)/income	$(50,682)	$15,212	$(15,212)	$(50,682)

Other comprehensive income:
Pension liability reclassification	831	–	–	831
Total comprehensive (loss)/income	$(49,851)	$15,212	$(15,212)	$(49,851)

Condensed Consolidating Statement of Operations and

Comprehensive (Loss)/Income

For the Fiscal Year Ended June 2, 2015

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$809,171	$310,971	$–	$1,120,142
Franchise revenue	238	6,186	–	6,424
Total revenue	809,409	317,157	–	1,126,566

Operating costs and expenses:
Cost of goods sold	220,537	84,769	–	305,306
Payroll and related costs	270,535	112,726	–	383,261
Other restaurant operating costs	175,819	66,290	–	242,109
Depreciation and amortization	37,466	14,925	–	52,391
General and administrative expenses	39,261	26,646	–	65,907
Marketing expenses, net	36,157	13,263	–	49,420
Intercompany general and administrative allocations	44,768	(44,768)	–	–
Closures and impairments, net	7,914	2,628	–	10,542
Equity in earnings of subsidiaries	(28,148)	–	28,148	–
Interest expense, net	18,489	4,246	–	22,735
Intercompany interest expense/(income)	12,009	(12,009)	–	–
Total operating costs and expenses	834,807	268,716	28,148	1,131,671

(Loss)/income before income taxes	(25,398)	48,441	(28,148)	(5,105)
(Benefit)/provision for income taxes	(22,204)	20,293	–	(1,911)
Net (loss)/income	$(3,194)	$28,148	$(28,148)	$(3,194)

Other comprehensive loss:
Pension liability reclassification, net of tax	(40)	–	–	(40)
Total comprehensive (loss)/income	$(3,234)	$28,148	$(28,148)	$(3,234)

Condensed Consolidating Statement of Cash Flows

For the Fiscal Year Ended June 6, 2017

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(18,767)	$48,926	$(49,093)	$(18,934)

Investing activities:
Purchases of property and equipment	(26,065)	(7,444)	–	(33,509)
Proceeds from disposal of assets	17,051	17,749	–	34,800
Insurance proceeds from property claims	462	202	–	664
Reductions in deferred compensation plan assets	1,890	–	–	1,890
Other, net	2,842	–	–	2,842
Net cash (used in) provided by investing activities	(3,820)	10,507	–	6,687

Financing activities:
Principal payments on long-term debt	7	(11,093)	–	(11,086)
Stock repurchases	(26)	–	–	(26)
Payments for debt issuance costs	(1,891)	–	–	(1,891)
Dividends paid	–	(48,343)	48,343	–
Net transactions with related entities	(750)	–	750	–
Net cash used in financing activities	(2,660)	(59,436)	49,093	(13,003)

Decrease in cash and cash equivalents	(25,247)	(3)	–	(25,250)
Cash and cash equivalents:
Beginning of fiscal year	66,831	133	–	66,964
End of fiscal year	$41,584	$130	$–	$41,714

Condensed Consolidating Statement of Cash Flows

For the Fiscal Year Ended May 31, 2016

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$15,384	$71,061	$(46,665)	$39,780

Investing activities:
Purchases of property and equipment	(24,174)	(10,253)	–	(34,427)
Proceeds from disposal of assets	11,701	–	–	11,701
Insurance proceeds from property claims	350	–	–	350
Reductions in deferred compensation plan assets	1,049	–	–	1,049
Other, net	1,572	–	–	1,572
Net cash used in investing activities	(9,502)	(10,253)	–	(19,755)

Financing activities:
Principal payments on long-term debt	(2,379)	(15,864)	–	(18,243)
Stock repurchases	(10,077)	–	–	(10,077)
Payments for debt issuance costs	(32)	–	–	(32)
Dividends paid	–	(45,108)	45,108	–
Net transactions with related entities	(1,557)	–	1,557	–
Net cash (used in) provided by financing activities	(14,045)	(60,972)	46,665	(28,352)

Decrease in cash and cash equivalents	(8,163)	(164)	–	(8,327)
Cash and cash equivalents:
Beginning of fiscal year	74,994	297	–	75,291
End of fiscal year	$66,831	$133	$–	$66,964

Condensed Consolidating Statement of Cash Flows

For the Fiscal Year Ended June 2, 2015

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$63,219	$77,717	$(85,882)	$55,054

Investing activities:
Purchases of property and equipment	(23,326)	(7,684)	–	(31,010)
Proceeds from disposal of assets	10,213	1,047	–	11,260
Insurance proceeds from property claims	10	135	–	145
Reductions in deferred compensation plan assets	1,318	–	–	1,318
Other, net	790	–	–	790
Net cash used in investing activities	(10,995)	(6,502)	–	(17,497)

Financing activities:
Principal payments on long-term debt	4	(13,642)	–	(13,638)
Stock repurchases	(73)	–	–	(73)
Payments for debt issuance costs	(293)	–	–	(293)
Proceeds from exercise of stock options	556	–	–	556
Excess tax benefits from share-based compensation	39	–	–	39
Dividends paid	–	(57,590)	57,590	–
Net transactions with related entities	(28,292)	–	28,292	–
Net cash (used in) provided by financing activities	(28,059)	(71,232)	85,882	(13,409)

Increase/(decrease) in cash and cash equivalents	24,165	(17)	–	24,148
Cash and cash equivalents:
Beginning of fiscal year	50,829	314	–	51,143
End of fiscal year	$74,994	$297	$–	$75,291

14. Supplemental Quarterly Financial Data (Unaudited)

Quarterly financial results for the fiscal years ended June 6, 2017 and May 31, 2016, are summarized below.

(In thousands, except per-share data)

	For the Fiscal Year Ended June 6, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$256,657	$214,719	$225,732	$254,863	$951,971
Gross profit*	$36,497	$25,539	$36,226	$47,473	$145,735

Loss before income taxes	$(41,386)	$(37,920)	$(19,889)	$(8,661)	$(107,856)
(Benefit) provision for income taxes	(1,694)	36	(84)	26	(1,716)
Net loss	$(39,692)	$(37,956)	$(19,805)	$(8,687)	$(106,140)

Basic loss per share:
Net loss per share **	$(0.66)	$(0.63)	$(0.33)	$(0.14)	$(1.76)

Diluted loss per share:
Net loss per share **	$(0.66)	$(0.63)	$(0.33)	$(0.14)	$(1.76)

	For the Fiscal Year Ended May 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$279,480	$260,956	$271,470	$279,322	$1,091,228
Gross profit*	$45,697	$41,982	$47,659	$53,282	$188,620

Loss before income taxes	$(5,217)	$(15,979)	$(3,569)	$(28,097)	$(52,862)
Benefit for income taxes	(1,023)	(180)	(483)	(494)	(2,180)
Net loss	$(4,194)	$(15,799)	$(3,086)	$(27,603)	$(50,682)

Basic loss per share:
Net loss per share **	$(0.07)	$(0.26)	$(0.05)	$(0.46)	$(0.83)

Diluted loss per share:
Net loss per share **	$(0.07)	$(0.26)	$(0.05)	$(0.46)	$(0.83)

* We define gross profit as revenue less cost of goods sold, payroll and related costs, and other restaurant operating costs.  As previously discussed in Note 1 to the Consolidated Financial Statements, we reclassified amortization of intangible assets from other restaurant operating costs to depreciation and amortization in the Consolidated Statements of Operations and Comprehensive Loss for the prior fiscal year to be comparable with the classification for the fiscal year ended June 6, 2017.

** The sum of the quarterly loss per share does not equal the reported annual amount as each is computed independently based upon the weighted average number of shares outstanding for the period.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ruby Tuesday, Inc.:

We have audited the accompanying consolidated balance sheets of Ruby Tuesday, Inc. and subsidiaries (the Company) as of June 6, 2017 and May 31, 2016, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 6, 2017. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ruby Tuesday, Inc. and subsidiaries as of June 6, 2017 and May 31, 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended June 6, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ruby Tuesday, Inc.’s internal control over financial reporting as of June 6, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 21, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Knoxville, Tennessee
August 21, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ruby Tuesday, Inc.:

We have audited Ruby Tuesday, Inc.’s (the Company) internal control over financial reporting as of June 6, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 6, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ruby Tuesday, Inc. and subsidiaries as of June 6, 2017 and May 31, 2016, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 6, 2017, and our report dated August 21, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Knoxville, Tennessee
August 21, 2017

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of June 6, 2017 using the criteria based on the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our assessment, management concluded that our internal control over financial reporting was effective as of June 6, 2017.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of June 6, 2017 as stated in their report filed within Item 8 – Financial Statements and Supplementary Data.

Changes in Internal Controls

During the fiscal quarter ended June 6, 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

We expect to file a definitive proxy statement (the “2017 Proxy Statement”) relating to our 2017 Annual Meeting of Shareholders (the “Annual Meeting”) with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2017 Proxy Statement that specifically address disclosure requirements of Items 10-14 below are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 regarding the directors of the Company is incorporated herein by reference to the information set forth in the table entitled “Director and Director Nominee Information” in the 2017 Proxy Statement.

Information regarding executive officers of the Company has been included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers.”

Information regarding corporate governance of the Company and other information required by this item is incorporated herein by reference to the information set forth under the captions, “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Committees of the Board of Directors” in the 2017 Proxy Statement.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “2017 Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal Year 2017,” “Outstanding Equity Awards at Fiscal Year-End for 2017,” “Option Exercises and Stock Vested in Fiscal Year 2017,” “2017 Nonqualified Deferred Compensation,” “Pension Benefits for Fiscal Year 2017,” “Potential Payments Upon Termination or Change in Control,” “Directors’ Fees and Attendance,” “2017 Director Compensation,” and “Committees of the Board of Directors” in the 2017 Proxy Statement relating to the Annual Meeting.

Item 12. Security Ownership of Certain Beneficial Owners

and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the information set forth in the tables captioned “Beneficial Ownership of Common Stock” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2017 Proxy Statement relating to the Annual Meeting.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the information set forth under the captions “Related Person Transactions” and “Directors’ Independence” in the 2017 Proxy Statement relating to the Annual Meeting.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the information set forth under the caption “Accountants’ Fees and Expenses” in the 2017 Proxy Statement relating to the Annual Meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this report:

    1.        Financial Statements:

    The consolidated financial statements of the Company and its subsidiaries are listed in the accompanying “Index to Consolidated Financial Statements” on page 42.

    2.        Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts for the Years Ended June 6, 2017, May 31, 2016, and June 2, 2015 (in thousands):

		Charged/	Charged/
	Balance at	(Credited)	(Credited)
	Beginning	to Costs	to other		Balance at
Description	of Period	and Expenses	Accounts	Write-offs	End of Period
Allowance for Doubtful Notes

Fiscal Year Ended June 6, 2017	$106	$–	$–	$(106)	$–

Fiscal Year Ended May 31, 2016	–	106	–	–	106

Fiscal Year Ended June 2, 2015	–	(2)	–	2	–

All other financial statement schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

    3.        Exhibits:

The exhibits filed with or incorporated by reference in this report are listed on the Exhibit Index beginning on page 93.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY TUESDAY, INC.

Date: August 21, 2017
	By:	/s/ James F. Hyatt, II
James F. Hyatt, II
President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date
/s/ James F. Hyatt, II James F. Hyatt, II	President and Chief Executive Officer (Principal Executive Officer)	Date: August 21, 2017

/s/ Sue Briley Sue Briley	Chief Financial Officer (Principal Financial Officer)	Date: August 21, 2017

/s/ Wayne Kalish Wayne Kalish	Vice President, Corporate Controller (Principal Accounting Officer)	Date: August 21, 2017

/s/ Mark W. Addicks Mark W. Addicks	Director	Date: August 21, 2017

/s/ F. Lane Cardwell, Jr. F. Lane Cardwell, Jr.	Director	Date: August 21, 2017

/s/ Kevin T. Clayton Kevin T. Clayton	Director	Date: August 21, 2017

/s/ Donald E. Hess Donald E. Hess	Director	Date: August 21, 2017

/s/ Bernard Lanigan Jr. Bernard Lanigan Jr.	Director	Date: August 21, 2017

/s/ Jeffrey J. O’Neill Jeffrey J. O’Neill	Director	Date: August 21, 2017

/s/ Stephen I. Sadove Stephen I. Sadove	Director	Date: August 21, 2017

RUBY TUESDAY, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

*	Management contract or compensatory plan or arrangement.
+	Filed herewith.

3.1	Articles of Incorporation, as amended, of Ruby Tuesday, Inc. (incorporated by reference from Exhibit 3.1 to Form 8-B filed on March 15, 1996 (File No. 1-12454)).

3.2	Bylaws, as amended and restated, of Ruby Tuesday, Inc. (incorporated by reference from Exhibit 3.1 to Form 8-K filed on June 30, 2017 (File No. 1-12454)).

4.1	Specimen Common Stock Certificate. (incorporated by reference from Exhibit 4.1 to Form 8-B filed on March 15, 1996 (File No. 1-12454)).

10.1

Ruby Tuesday, Inc. Executive Supplemental Pension Plan, amended and restated as of January 1, 2007. (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 5, 2007 (File No. 1-12454)).*

10.2

First Amendment, dated as of April 2, 2008, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan (Amended and Restated as of January 1, 2007) (incorporated by reference from Exhibit 10.6 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 4, 2008 (File No. 1-12454)).*

10.3

Second Amendment, dated as of December 31, 2008, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan (Amended and Restated as of January 1, 2007) (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 2, 2008 (File No. 1-12454)).*

10.4

Third Amendment, dated as of January 6, 2010, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan (Amended and Restated as of January 1, 2007) (incorporated by reference from Exhibit 10.3 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 1, 2009 (File No. 1-12454)).*

10.5

Fourth Amendment, dated as of November 30, 2012, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan (Amended and Restated as of January 1, 2007) (incorporated by reference from Exhibit 10.4 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 4, 2012 (File No. 1-12454)).*

10.6

Fifth Amendment, dated as of December 14, 2015, to the Ruby Tuesday, Inc. Executive Supplemental Pension Plan (Amended and Restated as of January 1, 2007) (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 1, 2015 (File No. 1-12454)).*

10.7

Ruby Tuesday, Inc. Deferred Compensation Plan for Directors (Amended and Restated as of April 9, 2014) (incorporated by reference from Exhibit 10.3 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 4, 2014 (File No. 1-12454)).*

10.8

Ruby Tuesday, Inc. Stock Incentive Plan (Amended and Restated April 8, 2015) (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 3, 2015 (File No. 1-12454)).*

10.9

Amendment, dated as of August 27, 2015, to the Ruby Tuesday, Inc. Stock Incentive Plan (Amended and Restated April 8, 2015) (incorporated by reference from Form 8-K filed on August 31, 2015 (File No. 1-12454)).*

10.10

Amendment, dated as of October 5, 2016, to the Ruby Tuesday, Inc. Stock Incentive Plan (Amended and Restated April 8, 2015) (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended August 30, 2016 (File No. 1-12454)).*

10.11

Form of Service-Based Restricted Stock Award (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended September 4, 2012 (File No. 1-12454)).*

10.12

Form of Restricted Stock Award for Directors (incorporated by reference from Exhibit 10.4 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended September 4, 2012 (File No. 1-12454)).*

10.13	Form of Service-Based Restricted Stock Award (incorporated by reference from Exhibit 10.1 to Form 8-K filed on June 25, 2013 (File No. 1-12454)).*

10.14	Form of Non-Qualified Stock Option Award (incorporated by reference from Exhibit 99-1 to Form 8-K/A filed on October 11, 2016 (File No. 1-12454)).*

10.15	Form of Service-Based Phantom Stock Option Award (incorporated by reference from Exhibit 99-2 to Form 8-K/A filed on October 11, 2016 (File No. 1-12454)).*

10.16	Form of High-Performance Non-Qualified Stock Option Award (incorporated by reference from Exhibit 10.2 to Form 8-K filed on August 28, 2013 (File No. 1-12454)).*

10.17	Form of Performance-Based Cash Incentive Award (incorporated by reference from Exhibit 10.3 to Form 8-K filed on August 28, 2013 (File No. 1-12454)).*

10.18

Form of Service-Based Restricted Stock Unit Award (incorporated by reference from Exhibit 10.4 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended August 30, 2016 (File No. 1-12454)).*

10.19

Form of Performance Restricted Stock Unit Award (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 2, 2015 (File No. 1-12454)).*

10.20	Form of Performance Stock Unit Award (incorporated by reference from Exhibit 10.5 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended August 30, 2016 (File No. 1-12454)).*

10.21

Form of Service-Based Phantom Stock Unit Award (incorporated by reference from Exhibit 10.6 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended August 30, 2016 (File No. 1-12454)).*

10.22	Form of Performance Cash Incentive Award (incorporated by reference from Exhibit 10.3 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 2, 2015 (File No. 1-12454)).*

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

10.26

Form of Fourth Amendment to Management Retirement Plan (incorporated by reference from Exhibit 10.14 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 3, 2003 (File No. 1-12454)).*

10.27

Form of Fifth Amendment to Management Retirement Plan (incorporated by reference from Exhibit 10.15 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 3, 2003 (File No. 1-12454)).*

10.28

Sixth Amendment, dated as of April 9, 2001, to the Ruby Tuesday, Inc. Management Retirement Plan (incorporated by reference from Exhibit 10.41 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 5, 2001 (File No. 1-12454)).*

10.29

Seventh Amendment (dated as of October 5, 2004) to the Ruby Tuesday, Inc. Management Retirement Plan (incorporated by reference from Exhibit 99.5 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 (File No. 1-12454)).*

10.30

Morrison Retirement Plan, amended and restated as of October 7, 2009 (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 1, 2009 (File No. 1-12454)).*

10.31

Indenture, dated January 7, 2015, to the Morrison Retirement Plan (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 2, 2014 (File No. 12454)).*

10.32

Executive Group Life and Executive Accidental Death and Dismemberment Plan (incorporated by reference from Exhibit 10(q) to the Morrison Restaurants Inc. Annual Report on Form 10-K for the fiscal year ended June 3, 1989 (File No. 0-1750)).*

10.33

Morrison Restaurants Inc. Executive Life Insurance Plan (incorporated by reference from Exhibit 10(a)(a) to the Morrison Restaurants Inc. Annual Report on Form 10-K for the fiscal year ended June 4, 1994 (File No. 1-12454)).*

10.34

Form of First Amendment to the Morrison Restaurants Inc. Executive Life Insurance Plan (incorporated by reference from Exhibit 10.25 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 3, 2003 (File No. 1-12454)).*

10.35

Second Amendment (dated as of January 1, 2004) to the Ruby Tuesday Inc. Executive Life Insurance Plan (formerly the Morrison Restaurants Inc. Executive Life Insurance Plan) (incorporated by reference from Exhibit 99.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 (File No. 1-12454)).*

10.36

Ruby Tuesday Inc. Executive Life Insurance Premium Plan dated as of January 1, 2004 (incorporated by reference from Exhibit 99.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 (File No. 1-12454)).*

10.37

First Amendment, dated November 30, 2012, to the Ruby Tuesday Inc. Executive Life Insurance Premium Plan (incorporated by reference from Exhibit 10.6 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 4, 2012 (File No. 1-12454)).*

10.38

Ruby Tuesday, Inc. 1996 Stock Incentive Plan, restated as of September 30, 1999 (incorporated by reference from Exhibit 99.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended September 3, 2000 (File No. 1-12454)).*

10.39

First Amendment, dated as of July 10, 2000, to the restated Ruby Tuesday, Inc. 1996 Stock Incentive Plan (incorporated by reference from Exhibit 99.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended September 3, 2000 (File No. 1-12454)).*

10.40

Second Amendment, dated as of October 5, 2016, to the restated Ruby Tuesday, Inc. 1996 Stock Incentive Plan (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended August 30, 2016 (File No. 1-12454)).*

10.41

Ruby Tuesday, Inc. Salary Deferral Plan, amended and restated as of October 7, 2009 (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 1, 2009 (File No. 1-12454)).*

10.42

First Amendment, dated as of April 6, 2011, to the Ruby Tuesday, Inc. Salary Deferral Plan (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 1, 2011 (File No. 1-12454)).*

10.43

Indenture, dated January 7, 2015, to the Ruby Tuesday, Inc. Salary Deferral Plan (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 2, 2014 (File No. 12454)).*

10.44

First Amendment, dated as of July 29, 2015, to the Ruby Tuesday, Inc. Salary Deferral Plan (incorporated by reference from Exhibit 10.4 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 2, 2015 (File No. 1-12454)).*

10.45

Second Amendment, dated as of March 16, 2016, to the Ruby Tuesday, Inc. Salary Deferral Plan (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 1, 2016 (File No. 1-12454)).*

10.46

Ruby Tuesday, Inc. Deferred Compensation Plan Trust Agreement restated as of June 1, 2001 (incorporated by reference from Exhibit 10.44 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 5, 2001 (File No. 1-12454)).*

10.47

First Amendment, dated as of June 10, 2002, to the Ruby Tuesday, Inc. Deferred Compensation Plan Trust Agreement (incorporated by reference from Exhibit 10.58 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 4, 2002 (File No. 1-12454)).*

10.48

Ruby Tuesday, Inc. Restated Deferred Compensation Plan, dated as of November 26, 2002 (incorporated by reference from Exhibit 99.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 3, 2002 (File No. 1-12454)).*

10.49	Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.1 to Form 8-K filed on January 18, 2005 (File No. 1-12454)).*

10.50

First Amendment, dated as of December 14, 2006, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.6 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 5, 2006 (File No. 1-12454)).*

10.51

Second Amendment, dated as of July 11, 2007, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.40 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 5, 2007 (File No. 1-12454)).*

10.52

Third Amendment, dated as of December 30, 2008, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.3 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 2, 2008 (File No. 1-12454)).*

10.53

Fourth Amendment, dated as of December 31, 2008, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.4 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 2, 2008 (File No. 1-12454)).*

10.54

Fifth Amendment, dated as April 6, 2011, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 1, 2011 (File No. 1-12454)).*

10.55

Sixth Amendment, dated as October 31, 2012, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.5 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 4, 2012 (File No. 1-12454)).*

10.56

Seventh Amendment, dated as July 29, 2015, to the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.5 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 2, 2015 (File No. 1-12454)).*

10.57

Distribution Agreement, dated as of March 2, 1996, by and among Morrison Restaurants Inc., Morrison Fresh Cooking, Inc. and Morrison Health Care, Inc. (incorporated by reference from Exhibit 10.23 to Form 8-B filed on March 15, 1996 (File No. 1-12454)).

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

10.60

Trust Agreement, dated as of July 23, 2004, between Ruby Tuesday Inc. and U.S. Trust Company, N.A. (incorporated by reference from Exhibit 99.3 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 (File No. 1-12454)).*

10.61

Master Distribution Agreement, dated as of December 8, 2006 and effective as of November 15, 2006, by and between Ruby Tuesday, Inc. and PFG Customized Distribution (portions of which have been redacted pursuant to a confidential treatment request filed with the SEC) (incorporated by reference from Exhibit 10.4 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 5, 2006 (File No. 1-12454)).

10.62

Revolving Credit Agreement dated as of May 26, 2017, among Ruby Tuesday, Inc. as Borrower, of the Borrower as the Guarantors, the Lenders from time to time party thereto, UBS AG, Stamford Branch, as Administrative Agent and Issuing Bank, and UBS Securities, as Sole Arranger and Book Manager (File No. 1-12454)).+

10.63	Security Agreement dated as of May 26, 2017, among Ruby Tuesday, Inc. and the other grantors party thereto, and UBS AG, Stamford Branch, as Administrative Agent for the secured creditors (File No 1-112454).+

10.64

Pledge Agreement dated as of May 26, 2017, among Ruby Tuesday, Inc. and the other pledgors party thereto, the Lenders from time to time party thereto, and UBS AG, Stamford Branch., as Administrative Agent for the secured creditors (File No. 1-12454).+

10.65

Revolving Credit Agreement, dated as of December 3, 2013, among Ruby Tuesday, Inc., as the Borrower, the Guarantors, the Lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent and Issuing Bank, (incorporated by reference from Exhibit 10.1 to Form 8-K filed on December 9, 2013 (File No. 1-12454)).

10.66

Waiver and Consent in Connection with Revolving Credit Facility (incorporated by reference from Exhibit 10.3 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 3, 2013 (File No. 1-12454)).

10.67

First Amendment to Revolving Credit Agreement and Waiver, dated as of January 10, 2014, by and among Ruby Tuesday, Inc., as the Borrower, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.4 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 3, 2013 (File No. 1-12454)).

10.68

Second Amendment to Revolving Credit Agreement and Waiver, dated as of February 7, 2014, by and among Ruby Tuesday, Inc., as the Borrower, the Guarantors party thereto the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 4, 2014 (File No. 1-12454)).

10.69

Third Amendment to Revolving Credit Agreement and Waiver, dated as of August 5, 2014, by and among Ruby Tuesday, Inc., as the Borrower, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 3, 2014 (File No. 1-12454)).

10.70

Fourth Amendment to Revolving Credit Agreement and Waiver, dated as of June 29, 2015, by and among Ruby Tuesday, Inc., as the Borrower, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A. as Administrative Agent (incorporated by reference from Exhibit 10.1 to Form 8-K filed on July 2, 2015 (File No. 1-12454)).

10.71

Fifth Amendment to Revolving Credit Agreement and Waiver, dated as of October 23, 2015, by and among Ruby Tuesday, Inc., as the Borrower, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A. as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 1, 2015 (File No. 1-12454)).

10.72

Sixth Amendment to Revolving Credit Agreement and Waiver, dated as of August 10, 2016, by and among Ruby Tuesday, Inc., as the Borrower, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A. as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 2016 (File No. 1-12454)).

10.73

Seventh Amendment to Revolving Credit Agreement and Waiver, dated as of January 31, 2017, by and among Ruby Tuesday, Inc., as the Borrower, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A. as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended February 28, 2017 (File No. 1-12454)).

10.74

Waiver to Revolving Credit Agreement, dated as of December 31, 2016 by and among Ruby Tuesday, Inc., as the Borrower, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A. as Administrative Agent (incorporated by reference from Exhibit 10.1 to Form 8-K filed on January 3, 2017 (File No. 1-12454)).

10.75

First Amendment to Waiver to Revolving Credit Agreement, dated as of December 31, 2016 by and among Ruby Tuesday, Inc., as the Borrower, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A. as Administrative Agent (incorporated by reference from Exhibit 10.2 to Form 8-K filed on January 3, 2017 (File No. 1-12454))

10.76

Loan Modification Agreement, dated as of December 2, 2013, by and among Ruby Tuesday, Inc. and the Borrowers and Lenders party thereto (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 3, 2013 (File No. 1-12454)).

10.77

Loan Modification Agreement, dated as of August 3, 2015, by and among Ruby Tuesday, Inc. and the Borrowers and Lenders party thereto (incorporated by reference from Exhibit 10.6 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 2, 2015 (File No. 1-12454)).

10.78

Loan Modification Agreement, dated as of January 31, 2017, by and among Ruby Tuesday, Inc. and the Borrowers and Lenders party thereto (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter  ended February 28, 2017 (File No. 1-12454)).

10.79	Loan Modification Agreement, dated as of May 25, 2017, by and among Ruby Tuesday, Inc. and the Borrowers and Lenders party thereto (File No. 1-12454).+

10.80	Purchase Agreement, dated as of May 7, 2012 (incorporated by reference from Exhibit 10.1 to Form 8-K filed on May 9, 2012 (File No. 1-12454)).

10.81

Indenture, dated as of May 14, 2012, by and among Ruby Tuesday, Inc., the Guarantors party thereto, and Wells Fargo, National Association, as Trustee (incorporated by reference from Exhibit 10.1 to Form 8-K filed on May 17, 2012 (File No. 1-12454)).

10.82	Registration Rights Agreement, dated as of May 14, 2012 (incorporated by reference from Exhibit 10.2 to Form 8-K filed on May 17, 2012 (File No. 1-12454)).

10.83	Pledge Agreement, dated as of May 14, 2012 (incorporated by reference from Exhibit 10.4 to Form 8-K filed on May 17, 2012 (File No. 1-12454)).

10.84

Indenture, dated January 9, 2013, to the Ruby Tuesday, Inc. Cafeteria Plan (incorporated by reference from Exhibit 10.3 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 4, 2012 (File No. 1-12454)).*

10.85

Form of Indemnification Agreement, dated April 7, 2010 (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 2, 2010 (File No. 1-12454)).

10.86	Offer letter, dated as of April 4, 2017, by and between Ruby Tuesday, Inc. and James F. Hyatt, II, II (File No. 1-12454). *+

10.87

Employment Agreement, dated as of November 16, 2012, by and between Ruby Tuesday, Inc. and James J. Buettgen (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended December 4, 2012 (File No. 1-12454)).*

10.88

Amendment No. 1, dated as of September 20, 2013, to Employment Agreement by and between Ruby Tuesday, Inc. and James J. Buettgen (incorporated by reference from Exhibit 99.1 to Form 8-K filed on September 23, 2013 (File No. 1-12454)).*

10.89

Agreement and General Release, dated as of September 13, 2016, by and between Ruby Tuesday, Inc. and James J. Buettgen (incorporated by reference from Exhibit 10.1 to Form 8-K/A filed on November 10, 2016 (File No. 1-12454)).*

10.90

Ruby Tuesday, Inc. Executive Compensation Clawback Policy, dated as of July 22, 2015 (incorporated by reference from Exhibit 10.7 to the Ruby Tuesday, Inc. Annual Report on Form 10-K for the fiscal year ended June 2, 2015 (File No. 1-12454)).*

10.91

Ruby Tuesday, Inc. 2015 Executive Incentive Compensation Plan (incorporated by reference from Exhibit 10.2 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended March 3, 2015 (File No. 1-12454)).*

10.92

First Amendment, dated as of October 7, 2015, to the Ruby Tuesday, Inc. 2015 Executive Incentive Compensation Plan (incorporated by reference from Exhibit 10.1 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended September 1, 2015 (File No. 1-12454)).*

10.93	Ruby Tuesday, Inc. Executive Severance Plan, effective as of May 1, 2016 (incorporated by reference from Exhibit 99.1 to Form 8-K filed on May 5, 2016 (File No. 1-12454)).*

10.94

First Amendment, dated as of April 4, 2017, to the Ruby Tuesday, Inc. Executive Severance Plan (incorporated by reference from Exhibit 10.4 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended February 28, 2017 (File No. 1-12454)).*

10.95	Ruby Tuesday, Inc. Change in Control Severance Plan, effective as of May 1, 2016 (incorporated by reference from Exhibit 99.2 to Form 8-K filed on May 5, 2016 (File No. 1-12454)).*

10.96

First Amendment, dated as of April 4, 2017, to the Ruby Tuesday, Inc. Change in Control Severance Plan (incorporated by reference from Exhibit 10.3 to the Ruby Tuesday, Inc. Quarterly Report on Form 10-Q for the quarter ended February 28, 2017 (File No. 1-12454)).*

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