Form 10-K/A
period 2017-06-06
RUBY TUESDAY INC
filed 2017-10-04
CIK 68270

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

The number of shares of common stock outstanding as of October 2, 2017, was 61,015,334.

EXPLANATORY NOTE

On August 21, 2017, Ruby Tuesday, Inc. (“RTI,” the “Company,” “we” and/or “our”) filed our Annual Report on Form 10-K for the fiscal year ended June 6, 2017 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”). This Amendment No. 1 (the “Amendment“) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the SEC within 120 days after the end of the fiscal year. Our definitive proxy statement involving the election of directors will not be filed before October 4, 2017 (i.e., within 120 days after the end of our 2017 fiscal year). Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. The definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 15 of Part IV has been amended to include the currently dated certification of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are filed with this Form 10-K/A as Exhibits 31.1 and 31.2 hereto. Because financial statements have not been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Item 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K on August 21, 2017 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

Index
PART III

Item 10.	Directors, Executive Officers and Corporate Governance	4-8
Item 11.	Executive Compensation	8-30
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	31-32
Item 13.	Certain Relationships and Related Transactions, and Director Independence	33
Item 14.	Principal Accounting Fees and Services	33-34

PART IV

Item 15.	Exhibits and Financial Statement Schedules	34

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors, or Board, consists of eight directors. Important summary information about our current directors is set forth below. Information on our Executive Officers is contained in the Original Form 10-K for the fiscal year ended June 6, 2017 as filed with the SEC on August 21, 2017.

STEPHEN I. SADOVE (Chairman of the Board)

Age: 66
Director Since: 2002
Committees: Executive Compensation
Public Directorships: Aramark, Colgate-Palmolive Co.
Former Directorships Held Within Last Five Years: Saks Inc., J.C. Penney Company, Inc., Park Hotels & Resorts
Mr. Sadove currently serves as a principal of Stephen Sadove & Associates; the founding partner of JW Levin Partners, a private equity and advisory firm; Chair of the Board of Trustees of Hamilton College; and on the Board of the National Retail Federation, of which he was the prior Chairman. Mr. Sadove previously served as Chief Executive Officer of Saks Incorporated from 2006-2013, acting as Chairman of the Saks Incorporated Board from May 2007-2013. Before becoming Chief Executive Officer, Mr. Sadove served Saks Incorporated as Vice Chairman from January 2002 to March 2004 and served as Vice Chairman and Chief Operating Officer from March 2004 to January 2006. Prior to his position with Saks Incorporated, Mr. Sadove served as Senior Vice President of Bristol-Myers Squibb Company (“Bristol-Myers”) and President of Bristol-Myers Worldwide Beauty Care and Nutritionals from 1996 to January 2002. Mr. Sadove holds a bachelors degree from Hamilton College and an MBA with Distinction from Harvard Business School.

MARK W. ADDICKS
Age: 62 Director Since: 2014 Committees: Audit, Governance	Mr. Addicks formerly served as Senior Vice President, Chief Marketing Officer for General Mills Inc., where he was responsible for global brand-building strategy, including advertising, promotions, public relations, design, packaging, online, licensing and multicultural initiatives. He also oversaw the company’s well-known Box Tops for Education program and the Pillsbury Bake-Off Contest. Mr. Addicks joined General Mills in 1988 and held marketing positions in various divisions. He led highly successful new product development efforts and received numerous industry awards for his innovation and marketing expertise. Before joining General Mills, he led marketing communication programs for Anderson, Clayton & Company, a diversified foods company based in Houston. During the same period, he started and managed three entrepreneurial businesses in Houston. He holds a bachelor’s degree from the University of Texas and an MBA from Harvard University. In addition, he has been invited as a guest lecturer at some of the nation’s leading business programs, including Harvard, Tuck and the University of Chicago.

DONALD E. HESS
Age: 68 Director Since: 2014 Committees: Executive Compensation, Governance Former Directorships Held Within Last Five Years: Saks Inc.	Mr. Hess, who is currently the Chief Executive Officer of Southwood Partners, a private investment company, has extensive experience in the retail industry. He was President and Chief Executive Officer of Parisian, Inc. as well as a member of the board of directors of Proffitt’s Inc. and the Lead Director at Saks Incorporated. As President and Chief Executive Officer of Parisian, a department store chain with stores primarily in the southeast, Mr. Hess was instrumental in establishing and executing an expansion strategy leading to significant growth for the company. In addition to his executive leadership and strategic vision, Mr. Hess also oversaw the merchandising and marketing function for the company. Mr. Hess is also engaged in local and national educational and philanthropic organizations. Mr. Hess holds a bachelor’s degree from Dartmouth College.

F. LANE CARDWELL, JR.
Age: 65 Director Since: 2012 Committees: Audit, Executive Compensation Former Directorships Held Within Last Five Years: P.F. Chang’s China Bistro, Inc.	Mr. Cardwell is the President of Cardwell Hospitality Advisory. He previously served as the President of P.F. Chang’s China Bistro (“P.F. Chang’s”) from March 2011 until the company was taken private in mid-2012. Prior to this he was the President and Chief Executive Officer of Boston Market from June 2009 to October 2010. He was the President of Cardwell Hospitality Advisory from June 1999 to June 2009, serving on several public and private boards during that time. He was on the board of P.F. Chang’s (NASDAQ: PFCB) from 1999 to 2009, and then again from 2010 to 2012. He served on the board of Famous Dave’s of America (NASDAQ: DAVE) from 2003 to 2009, and was interim President and CEO from December 2007 until April 2008. He previously served as President and Chief Executive Officer of Eatzi’s Market and Bakery from 1996 to 1999. Prior to joining Eatzi’s, Mr. Cardwell was Executive Vice President and Chief Administrative Officer and a member of the board of directors of Brinker International (NYSE: EAT). Mr. Cardwell also serves on the board of directors of a private family dining company and a private restaurant group based in Saudi Arabia. From September 2016 until April 2017, Mr. Cardwell served as our Interim Chief Executive Officer.

KEVIN T. CLAYTON
Age: 54 Director Since: 2006 Committees: Executive Compensation, Governance (Chair)	Mr. Clayton has served as President and Chief Executive Officer of Clayton Homes, Inc. (a Berkshire Hathaway Company) since 1999. Prior to serving as President and Chief Executive Officer, Mr. Clayton served as Chief Operating Officer of Clayton Homes, Inc. from 1997 to 1999 and as Vice President of Clayton Homes, Inc. and President of Vanderbilt Mortgage and Finance, Inc. from 1995 until 1997.

JEFFREY J. O’NEILL
Age: 61 Director Since: 2012 Committees: Audit, Governance Former Directorships Held Within Last Five Years: Einstein Noah Restaurant Group

Mr. O’Neill is the Chairman and the former President/Chief Executive Officer of the a2 Milk Company-USA, a division of the a2 Milk Company worldwide, headquartered in Sydney, Australia. Prior to this, Mr. O’Neill served as President and Chief Executive Officer of The Einstein Noah Restaurant Group (“Einstein Noah”) from December 2008 through March 2014. In May 2005, Mr. O’Neill joined Priszm Income Fund in Toronto, Canada and served as its President and Chief Operating Officer until being named Chief Executive Officer in January 2008. Priszm Income Fund owned and operated 465 quick service and quick casual restaurants (KFC, Taco Bell, and Pizza Hut) across seven Canadian provinces. From 1999 until 2005, Mr. O’Neill served as President of Pepsi-Cola Canada. From March 1999 to January 2003 and from February 2003 through March 2005 he was Vice President of Sales for Quaker Foods USA.

JAMES F. HYATT, II (President and Chief Executive Officer)
Age: 61 Director Since: 2017	Mr. Hyatt joined as President and Chief Executive Officer and a member of the Board of Directors in April 2017. Most recently, Mr. Hyatt served as Chief Executive Officer of Church’s Chicken from September 2011 through November 2016 and remains a member of the Church's Chicken Board. Prior to Church’s Chicken, Mr. Hyatt held the role of President and Chief Executive Officer of Cosí from September 2007 through September 2011. Before that, Mr. Hyatt spent 35 years in the QSR category with 31 years at Burger King including 11 years as one of the most successful multi-unit franchisees. He was then recruited to join Burger King’s corporate executive team in Miami to support a brand turnaround in 2002 with new private equity owners. As Executive Vice President and Chief Global Operations Officer, Mr. Hyatt was responsible for the performance of 13,000 restaurants and the global franchisee community in over 65 countries. Mr. Hyatt helped Burger King achieve a successful public offering on the New York Stock Exchange (NYSE) in 2006. From 1986 to 1990, Mr. Hyatt also served as Director of Operations for Hardee's Restaurants Inc.

BERNARD LANIGAN, JR.
Age: 69 Director Since: 2001 Committees: Audit (Chair) Public Directorships: Rayonier, Inc.; Consol Energy, Inc. Former Directorships Held Within Last Five Years: Texas Industries, Inc.	Mr. Lanigan founded and has served as Chairman and Chief Executive Officer of Southeast Asset Advisors, Inc., a registered investment advisor and wealth management company, since 1991. Also, Mr. Lanigan founded and has served as Chairman of Lanigan & Associates, P.C., Certified Public Accountants and Consultants, since 1974. Mr. Lanigan previously served on the board of directors of Texas Industries, Inc. (NYSE), and currently serves on the board of directors of Rayonier, Inc. (NYSE: RYN) and Consol Energy, Inc. (NYSE: CNX) and Lykes Brothers, Inc., a private corporation, as well as non-public companies and endowments and private foundations.

The Board’s Role in Risk Oversight

The Board is responsible for oversight of the various risks facing the Company. Risks are considered in virtually every business decision and as part of our culture and business strategy. The Board recognizes that appropriate risk-taking is essential for the Company to remain competitive and achieve its long-term goals.

The Board has implemented the following risk oversight framework:

o	know the major risks inherent in the Company’s business and strategy;
o	evaluate risk management processes;
o	encourage open and regular communication about risks between management and the Board; and
o	cultivate a culture of integrity and risk awareness.

While the Board oversees risk, Company management is responsible for managing risk. We have strong internal processes to identify, manage, and mitigate risk and communicate appropriately with the Board. These processes include quarterly risk assessment updates to the directors, regular management disclosure committee meetings, our Code of Business Conduct and Ethics, thorough quality assurance standards and systems, and a comprehensive internal and external audit process. Management communicates routinely with the Board, Board Committees, and individual directors on the significant risks identified and how they are being managed, and directors are free to communicate directly with Internal Audit and senior management.

The Board implements its risk oversight function both as a whole and through committees. Board committees meet regularly and report back to the full Board. The particular role each Committee plays in carrying out the risk oversight function is as follows:

o

The Audit Committee oversees the manner in which management assesses, monitors, and manages risks related to the Company’s financial statements, the financial reporting process, accounting, legal, and tax matters, and information technology. The Audit Committee oversees the internal audit function and compliance with the Company’s ethics programs, including the Code of Business Conduct and Ethics, and the Company’s Whistleblower Policy. The Audit Committee receives and evaluates a quarterly analysis from senior management on potential risks to the enterprise, including information technology risks; an assessment of the potential severity of such risks; and actions identified to manage or mitigate such risk. The Audit Committee members meet separately with the Company’s Chief Financial Officer; Senior Director, Internal Audit; representatives of the Company’s independent accounting firm; and any others the committee deems appropriate.

o

The Executive Compensation Committee (the “Compensation Committee”) reviews the compensation arrangements for the Company’s executive officers, including the Chief Executive Officer; evaluates the risks and rewards associated with the Company’s compensation philosophy and programs; and reviews the Board’s compensation. The Compensation Committee receives advice from independent compensation consultants.

o

The Governance Committee oversees and evaluates Company policies pertaining to ethics and governance risks and monitors evolving legislation and trends in these areas. It also oversees the annual effectiveness evaluations of the Board and its committees and evaluates Board and committee composition. In addition, the committee assists management with executive succession planning.

Committees of the Board of Directors

The Board is responsible for the overall affairs of the Company. To assist the Board in carrying out this responsibility, the Board has delegated certain authority to three standing committees as follows:

Audit Committee

Bernard Lanigan, Jr., Chair Mark W. Addicks F. Lane Cardwell, Jr. Jeffrey J. O’Neill	The Audit Committee maintains communications with the Company’s independent registered public accounting firm as to the nature of the Auditors’ services, fees and such other matters as the Auditors believe may require the Board’s attention. The Audit Committee reviews and makes recommendations to the Board regarding the Company’s system of internal control over financial reporting and procedures. The Audit Committee also reviews the Company’s practices with respect to the security of its information technology systems. The responsibilities of the Audit Committee are more fully described in its charter, a copy of which is posted on our website at http://rubytuesday.com/investors/corporate governance. The Audit Committee met two times telephonically and four times at regularly scheduled meetings during fiscal year 2017. The Board has determined that each member of the Audit Committee is “independent” as defined under the NYSE corporate governance requirements and the SEC rules. All of the members of the Audit Committee have significant experience in financial matters and are “financially literate” as defined in Section 303A of the NYSE Listed Company Manual as such qualifications are interpreted by the Board in its business judgment. In addition, the Board has determined that at least one member of the Audit Committee, Mr. Lanigan, is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

Compensation Committee

Donald E. Hess, Chair F. Lane Cardwell, Jr. Kevin T. Clayton Stephen I. Sadove	The Compensation Committee is responsible for setting the Company’s philosophy regarding executive compensation. The responsibilities of the Compensation Committee are more fully described in its charter, a copy of which is posted on our website at http://rubytuesday.com/investors/corporate governance. The processes utilized by the Compensation Committee in fulfilling its responsibilities are more fully discussed in the “Compensation Discussion and Analysis” section of this Form 10-K/A.

The Compensation Committee has retained Meridian Compensation Partners, LLC (“Meridian”) as its independent compensation consultant. The committee requested that Meridian provide information related to the Company’s compensation practices and the compensation practices of its Peer Group, as defined in the “Compensation Discussion and Analysis” section of this Form 10-K/A. The scope of Meridian’s engagement and any fees paid for its services are approved by the Compensation Committee. Management works with Meridian to provide necessary information about the Company in order to complete the compensation surveys requested by the Compensation Committee. Meridian does not provide any other services to the Company. Further discussion of Meridian’s role in the Company’s compensation programs is contained within the “Compensation Discussion and Analysis” section of this Form 10-K/A. The Compensation Committee evaluated its engagement with Meridian and has determined, based on its own assessment, that Meridian is independent as described in Section 303A.05(c)(iv) of the NYSE Listed Company Manual.

The Compensation Committee met four times at regularly scheduled meetings during fiscal year 2017. The Board has determined that each member of the Compensation Committee is independent under the NYSE corporate governance requirements. Each member of the Compensation Committee qualifies as a “non-employee director” as defined under Rule 16b-3 under the Securities Exchange Act of 1934. Other than Mr. Cardwell, each member of the Compensation Committee qualifies as an “outside director” as defined in Section 162(m) of the Internal Revenue Code. Because of his brief service as the Company’s interim President and Chief Executive Officer, it is unclear whether Mr. Cardwell qualifies as an “outside director” for Section 162(m) purposes. To alleviate any concerns related to Section 162(m), Mr. Cardwell recused himself from decisions related to the fiscal year 2017 incentive compensation achievement and from decisions related to setting fiscal year 2018 executive incentive compensation.

Governance Committee

Kevin T. Clayton, Chair Mark W. Addicks Donald E. Hess Jeffrey J. O’Neill	The Governance Committee (i) identifies individuals qualified to become Board members and recommends director nominees to the Board; (ii) recommends committee membership for each director on the Board; (iii) oversees governance policies and practices and recommends to the Board changes to the Corporate Governance Guidelines, Code of Business Conduct and Ethics, and other governance policies; and (iv) leads the Board in its performance review of the Board, each committee of the Board, individual directors, and management. The responsibilities of the Governance Committee are more fully described in its charter. The Governance Committee met four times during fiscal year 2017. The Board has determined that each member of the Governance Committee is independent as independence for nominating committee members is defined under the NYSE corporate governance requirements.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s executive officers, directors, and shareholders of greater than ten percent of outstanding shares (“Reporting Persons”) file certain reports with respect to beneficial ownership of the Company’s equity securities (“Section 16 Reports”). Based solely on the Company’s review of the Section 16 Reports, including any amendments to them, and, where applicable, any written representation from any Reporting Persons that they were not required to file a Form 5, all Section 16(a) filing requirements applicable to the Reporting Persons during and with respect to fiscal year 2017 have been complied with on a timely basis.

Corporate Governance

The Company is committed to the highest standards of integrity and corporate governance. We believe that our corporate governance policies and practices meet or exceed the requirements of the Sarbanes-Oxley Act of 2002, the rules of the SEC, and the NYSE listing standards regarding corporate governance and other applicable corporate governance requirements. In particular:

o	the Board has appointed an active, experienced, independent Chairman;
o	the Board has adopted Categorical Standards of Director Independence;
–

the Board has determined that all of the non-management directors are independent, and that all Board committees are composed of directors who are independent, as independence of directors is defined under the NYSE corporate governance requirements and under the Company’s Categorical Standards;

–

the Board has determined that all of the members of the Audit Committee are independent as independence for audit committee members is defined under the NYSE corporate governance requirements and under the Company’s Categorical Standards;

–

each current member of the Compensation Committee qualifies as a “non-employee director” (as defined under Rule 16b-3 under the Securities Exchange Act of 1934) and each member that partakes in the incentive compensation decision qualifies as an “outside director” (as defined in Section 162(m) of the Internal Revenue Code, and the Board has determined that all members of the Compensation Committee are independent under the NYSE corporate governance requirements and under the Company’s Categorical Standards; further, the Compensation Committee utilizes the services of a consultant whom the Committee has determined to be independent as independence for compensation committee advisors is defined under the NYSE corporate governance requirements;

o	the Board has established a Governance Committee comprised of independent directors, which adopted its own charter;
o	the Board has adopted Corporate Governance Guidelines;
o	the Board has adopted a Code of Business Conduct and Ethics applicable to all of the Company’s employees, including our executive officers;
o	the Board prohibits hedging and pledging of Company equity by the Company’s officers and directors; and
o

the Board has represented that it will not, without prior shareholder approval, issue any series of preferred stock for any defensive or anti-takeover purpose, for the purpose of implementing any shareholder rights plan or with features specifically intended to make any attempted acquisition of the Company more difficult or costly.

The Company’s Audit Committee Charter, Executive Compensation Committee Charter, Governance Committee Charter, Code of Business Conduct and Ethics, Corporate Governance Guidelines, Categorical Standards for Director Independence, and Whistleblower Policy can be found on our website at http://rubytuesday.com/investors/corporate governance. These materials are also available in print, without charge, upon request directed to the Secretary, Ruby Tuesday, Inc., 333 East Broadway Avenue, Maryville, Tennessee 37804.

Item 11. Executive Compensation

Directors’ Fees and Attendance

During fiscal year 2017, the Board met 20 times, including 11 telephonic meetings and nine regularly scheduled meetings. The Compensation Committee evaluates director compensation and seeks to maintain it at the 50th percentile of its peers. Directors do not receive meeting attendance fees because the Board views meeting attendance as an essential director responsibility. Rather, directors receive quarterly retainer fees for membership on the Board and committee membership and/or chairmanship. Currently, non-employee directors receive quarterly retainer fees as shown in the below table. Directors who are employees of the Company receive no directors’ fees.

Quarterly Retainer ($)	Quarterly Audit Committee Members ($)	Quarterly Audit Committee Chair ($)	Quarterly Compensation Committee Members ($)	Quarterly Compensation Committee Chair ($)	Quarterly Governance Committee Members ($)	Quarterly Governance Committee Chair ($)	Quarterly Lead Director Retainer ($)
18,750	2,500	5,000	1,875	5,000	1,250	3,000	6,250

Non-employee directors who undertake special projects for the Company or attend special meetings are entitled to fees ranging from $2,500 to $5,000 per day of service, except that they will not be entitled to fees for special meetings that occur on the same day as a meeting of the Board.

Non-employee directors may participate in the Ruby Tuesday, Inc. Stock Incentive Plan (the “SIP”), which excludes awards to directors from certain vesting and holding requirements applicable to awards to Company employees. Non-employee director participation in the SIP is designed to provide incentives aligned with the interests of shareholders, to encourage share ownership by eligible directors, and to provide a means of recruiting and retaining qualified director candidates.

Non-employee directors may also participate in the Ruby Tuesday, Inc. Deferred Compensation Plan for Directors (the “DCPD”). The DCPD permits non-employee directors to defer all or a portion (in 25% increments) of their retainers, and any additional meeting and committee fees, to a deferred compensation account. A director’s deferred compensation account is credited as of the last day of each fiscal quarter with an assumed rate of income equal to 90-day U.S. Treasury Bills, based on the weighted average balance of that account during the respective fiscal quarter. Unless a director otherwise timely elects, amounts credited to a director’s deferred compensation account generally will be distributed starting on the earlier of (a) the first day of the calendar month after the director’s 70th birthday or (b) the first January 15 or July 15 following when the director ceases to be a member of the Board.

The Company’s practice under the SIP is that each non-employee director will be granted a restricted stock award, an award of stock options, or a blend of both as of the date of each annual meeting of the shareholders of the Company if the director is elected, re-elected, or otherwise continues to serve on the Board following such annual meeting of the shareholders of the Company.

Any shares subject to restricted stock awards granted pursuant to this annual equity grant will be granted on the date of the annual meeting of shareholders and will be valued at fair market value, defined by the SIP to be the closing price of our Common Stock on the last trading day prior to the grant date as reported by the NYSE. Per the terms of the awards, the shares granted shall vest on the earlier of the day immediately preceding the first anniversary of the grant date for that award or the next regularly scheduled annual meeting of shareholders, provided the director remains a director on such vesting date. The shares may vest earlier in the event of death, disability, the director attaining age 72, certain involuntary departures, or a change in control. Otherwise, any unvested shares shall be forfeited if a director ceases to be a director.

Under the SIP, any options granted pursuant to this annual equity grant are valued using a commonly accepted option valuation technique and have an exercise price equal to the closing price of our Common Stock as of the trading day before the date of the annual meeting of shareholders.

In fiscal year 2017, the Compensation Committee issued annual equity awards to non-employee directors valued at $90,000. The awards are designed to vest on the day before the first anniversary of the grant unless the next regularly scheduled annual meeting takes place before that date, in which case the awards vest on the day before the annual meeting. The SIP expressly limits director awards such that the maximum number of shares of stock that may be granted to any non-employee director during any fiscal year may not exceed the number of shares having a fair market value, as determined on the date of the grant, in excess of $300,000.

Director Share Ownership Policy

The Company’s Corporate Governance Guidelines require the Company’s directors to maintain minimum stock ownership with a fair market value of at least $225,000 within five years of appointment to the Board. The Corporate Governance Guidelines provide that, upon attaining the threshold share ownership level, a director will not fall out of compliance simply because of a change in the market price of the stock.

2017 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Mark W. Addicks	90,000	90,000	180,000
F. Lane Cardwell, Jr. (2)	23,125	-	23,125
Kevin T. Clayton	94,500	90,000	184,500
Donald E. Hess	96,875	90,000	186,875
Bernard Lanigan, Jr.	95,000	90,000	185,000
Jeffrey J. O’Neill	100,000	90,000	190,000
Stephen I. Sadove	151,875	90,000	241,875

(1)

Represents the grant date fair value of the equity awards as determined in accordance with U.S. generally accepted accounting principles ("GAAP"). The Company calculates the grant date fair value of restricted shares as the closing price of Common Stock on the date prior to the grant date. The restricted shares awarded in fiscal year 2017 have a grant date fair value of $2.47 per share. Additionally, the assumptions used in calculating the grant date fair value of these awards are disclosed in Note 10 of the Company's Annual Report on Form 10-K for the fiscal year ended June 6, 2017.

The number of outstanding stock awards held by each non-employee director as of June 6, 2017 is as follows:

Name	Number of Unvested Stock Awards
Mark W. Addicks	36,437
F. Lane Cardwell, Jr.	-
Kevin T. Clayton	36,437
Donald E. Hess	36,437
Bernard Lanigan, Jr.	36,437
Jeffrey J. O’Neill	36,437
Stephen I. Sadove	36,437

(2)

Represents director fees earned by Mr. Cardwell during fiscal year 2017. See the “Summary Compensation Table” of this Form 10-K/A for information relating to the compensation received by Mr. Cardwell in connection with his service as interim CEO.

Anti-Hedging and Anti-Pledging Policies

The Company prohibits directors and executive officers from purchasing any financial instrument that is designed to hedge or offset any decrease in the market value of the Company’s stock, including prepaid variable forward contracts, equity swaps, collars, and exchange funds.

The Company also prohibits directors and employees, including executive officers, from pledging Company securities in any circumstance, including by purchasing Company securities on margin or holding Company securities in a margin account.

Compensation Discussion and Analysis

The following discussion provides information concerning the compensation of the Company’s Chief Executive Officer, the Company’s Chief Financial Officer, the next three most highly compensated executive officers, two individuals who served as Chief Executive Officer during fiscal year 2017, and one additional former executive officer (collectively, these persons are hereinafter referred to as the “Named Executives”). For fiscal year 2017, the Named Executives were:

Name	Title
James F. Hyatt, II (“J.F. Hyatt”) (1)	President and Chief Executive Officer (“President, CEO”)
Linda Sue Briley (“L.S. Briley”)	Chief Financial Officer (“CFO”)
Michael K. Ellis (“M.K. Ellis”)	Chief Development Officer (“CDO”)
Rhonda J. Parish (“R.J. Parish”)	Chief Legal Officer and Secretary (“CLO”)
David W. Skena (“D.W. Skena”)	Chief Marketing Officer (“CMO”)
James J. Buettgen (“J.J. Buettgen”)(2)	Former Chairman, President, and Chief Executive Officer (“Former President, CEO”)
F. Lane Cardwell, Jr. (“F.L. Cardwell”)(3)	Former Interim Chief Executive Officer (“Former Interim CEO”)
Brett A. Patterson (“B.A. Patterson”)(4)	Former Ruby Tuesday Concept President (“Former PRT, OPS”)
(1)	Mr. Hyatt was appointed as the Company’s President, CEO on April 4, 2017.
(2)	Mr. Buettgen departed the Company on September 13, 2016. He served as the Company’s Chief Executive Officer from December 2012 until his departure.
(3)	Mr. Cardwell served as the Company’s Interim Chief Executive Officer from September 13, 2016 until Mr. Hyatt’s appointment on April 4, 2017.
(4)

Mr. Patterson separated employment with the Company on April 24, 2017. Had he remained employed with the Company, his compensation would have made him one of the top five most highly compensated executives during fiscal year 2017.

Executive Transitions

Since the start of fiscal year 2017, we had the following transitions among our executive leadership team:

o	James F. Hyatt, II, our Chief Executive Officer, joined the Company in April 2017.
o

F. Lane Cardwell, Jr., one of our independent directors, served as Interim Chief Executive Officer following the departure of JJ Buettgen in September 2016. Mr. Cardwell continues to serve on our Board.

o	Sue Briley was promoted to Chief Financial Officer in September 2016.
o	Brett Patterson, the Ruby Tuesday Concept President, departed the Company in April 2017.

The Board and executive team remain committed to evaluating any needed transition prudently but expeditiously in order to acquire the talent and experience necessary to achieve compelling results for shareholders.

Executive Compensation

The Compensation Committee continued to target executive compensation close to the 50th percentile of the Company’s Peer Group, as defined in this “Compensation Discussion and Analysis” section of this Form 10-K/A (with compensation for individual positions varying at the discretion of the Compensation Committee). The Compensation Committee also continued to incent management to achieve goals directly related to bottom-line results as follows:

o	Base salaries for the Named Executives were generally held at fiscal year 2016 levels.
o

The short-term incentive levels in fiscal year 2017 were similar to those in recent years and the short-term incentive plan design focused on Adjusted EBITDA, Same-Restaurant Sales, and achievement of certain key operational initiatives, with additional incentives to achieve positive Guest Count Growth.

o

Total long-term incentive compensation awards to our executives in fiscal year 2017 were generally in line with historical levels. Half of the long-term incentive awards were performance-based and explicitly tied payouts to the Company’s average Same Restaurant Sales as measured over a three-year period. To manage share usage, the performance-based incentive awards were granted as stock units that will be settled in cash. The remaining portion of the fiscal year 2017 long-term incentive awards took the form of service-based Restricted Stock Units (“RSUs”) and service-based stock options.

o

Separate awards and incentives were made to Mr. Hyatt and Mr. Cardwell as inducements to accept their appointments with the Company and to align their interests with shareholders and, in the case of Mr. Hyatt, to incent immediate value-creating positive actions.

Fiscal Year 2017 Performance and Pay Results

The Company’s short-term incentive targets were established against Adjusted EBITDA, Same-Restaurant Sales, achievement of certain key operational initiatives, and Guest Count Growth. The Company’s results on the financial and Guest Count Growth metrics fell short of the incentive compensation targets set for fiscal year 2017 under the Company’s short-term incentive program. In accordance with the Company’s goal of tying executive compensation to Company performance, the Named Executives received no short-term incentive compensation for those portions of the incentive fiscal year 2017. However, the Company achieved all four of the key operational goals and, as a result, the short-term incentives for the executives (other than Messrs. Hyatt, Buettgen, and Patterson) were paid out at 30% of target. Because Mr. Hyatt achieved all three of the specific performance goals established pursuant to his Employment Agreement, he received a short-term incentive payment of $149,451 for fiscal year 2017. Messrs. Buettgen and Patterson received short-term incentive payments of $115,591 and $81,346, respectively, which represented a prorated portion of the awards due to their terminations of employment during fiscal year 2017.

Consideration of Say-On-Pay Shareholders Vote and Shareholder Feedback

Approximately 97% of the votes cast on an advisory basis at our Annual Meeting of shareholders in 2016 were in favor of the "say-on-pay" vote on executive compensation. The Compensation Committee is confident that this positive vote is the direct result of the committee’s careful assessment of feedback received from shareholders over the last few years and its determination of the best way to incorporate many of the shareholder-requested changes in the Company’s long-term incentive compensation practices. Since the 2014 “say-on-pay” vote, the Compensation Committee has engaged in thorough discussions with our shareholders regarding its compensation practices. Those discussions reinforced the Board’s belief in the value of linking executive compensation to Company performance. As explained in last year’s proxy statement, the Compensation Committee believes it made great strides in adopting the practices recommended by many of our shareholders.

The fiscal year 2017 short-term incentive compensation plan targeted Adjusted EBITDA, Same-Restaurant Sales, and achievement of certain key operational initiatives because the Compensation Committee views those as critical metrics for the Company’s near-term performance. The Compensation Committee has long viewed EBITDA as a strong indicator of the fundamental financial health of the Company, and the adjustments eliminated the effects of certain charges. Thus, a focus on Adjusted EBITDA incented management to drive improvements in the Company’s core operations and gave management sufficient flexibility to make mid- and long-term investments in the Company. The Compensation Committee chose to focus the executive team on improving Same-Restaurant Sales because it believes that the ultimate success of the Company’s brand transformation, and thus the driver for improved shareholder value going forward, will be reflected in increased sales at the restaurants. Further, the Compensation Committee identified four specific operational initiatives that it believed should be fiscal year 2017 priorities in order to position the Company for longer-term success: (i) the rollout of the Company’s New Garden Bar; (ii) improving the pace of our guests’ experience; (iii) completion of the Company’s asset rationalization plan; and (iv) approval of the Company’s restaurant remodel program for rollout. In addition, the Compensation Committee incented management to attain positive Guest Count Growth in fiscal 2017 by providing an additional incentive using that metric. The committee selected Guest Count Growth because it believed that guest count growth is another essential indicator of success in the Company’s brand transformation.

The Compensation Committee similarly recalibrated the long-term incentive compensation structure in fiscal year 2017, but remained committed to executing on the feedback received during our shareholder engagement over the past several years.

Half of the long-term incentive package consisted of performance-based stock units (“PSU”). The PSUs, which are based on the Company’s stock price but will be settled in cash, vest based on the Company’s average Same Restaurant Sales performance over a three-year period. Because the awards are settled in cash but are tied to the Company’s stock price, the committee was able to align the executives’ incentives with those of our shareholders while simultaneously focusing the executive team on Same Restaurant Sales and prudently conserving shares available for grant under the Company’s equity plans.

The remaining half of the fiscal year 2017 long-term incentive package was split equally between service-based RSU and service-based stock options. Both the RSUs and the stock options vest ratably over a three-year period. These service-based equity awards provide a stable equity grant to the executives, which aids requiting and retention, but also ties the executives’ actual compensation to the longer-term value of the shares.

Responsibility for Setting Executive Compensation Philosophy

Compensation Committee

The Compensation Committee is responsible for setting the Company’s philosophy regarding executive compensation and for approving the Company’s executive compensation programs including eligibility, award opportunity levels, plan designs, performance and/or service requirements, and the associated payouts under these programs. In doing so, the Compensation Committee considers multiple factors, including shareholder feedback, past say-on-pay vote results, expected financial results, and the ability to accurately foresee those results at the time executive compensation is determined, as well as the incentives the Compensation Committee and Board deem appropriate for the Company.

Chief Executive Officer

The Chief Executive Officer makes recommendations to the Compensation Committee for specific pay levels for each executive officer, other than himself, and for the key features and design elements of the Company’s executive compensation program. These recommendations are based in part on the Chief Executive Officer’s evaluation of each executive officer’s performance, the Company’s performance, shareholder input, relevant competitive market data, and other information and advice provided by the committee’s independent compensation consultant and senior management. Mr. Buettgen made such recommendations during the Compensation Committee’s annual review in July 2016.

Senior Management

Various members of senior management participate in and support the executive compensation process. For example, the Company’s Chief Legal Officer and Secretary and the Company’s Chief People Officer work directly with the Compensation Committee Chair and the independent compensation consultant to coordinate meeting agendas and materials and to provide historical compensation data relevant to the topics being discussed as well as provide relevant legal context and advice and assist with the preparation of required SEC disclosures. The Company’s Chief Financial Officer provides relevant analysis and information regarding the Company’s historical and pro-forma performance against goals established by the Compensation Committee under various incentive compensation programs. No member of senior management is in a position to recommend his or her own compensation or the compensation of other members of senior management.

Independent Consultant

The Compensation Committee retained Meridian (the "Compensation Consultant") to provide advice with respect to the executive compensation for fiscal year 2017. The Compensation Consultant provides relevant data and information regarding market practices and trends and, when appropriate, makes recommendations to the Compensation Committee regarding the Company’s compensation philosophy, strategy, plan designs, policies, and related disclosures. The Compensation Consultant reports directly to the Compensation Committee, and the Compensation Committee is not beholden to the Compensation Consultant’s recommendations. The Compensation Committee regularly meets in executive session with the Compensation Consultant without any members of senior management present. Further, the Compensation Committee has, based on its assessment, determined that Meridian is independent as independence is defined for compensation committee advisors under the NYSE corporate governance requirements.

Overall Compensation Philosophy

The overall objectives of the Company’s compensation program are to attract and retain the best possible executive talent and to motivate the Company’s executives to achieve the goals of the Company’s business strategy through a “pay for performance” compensation structure. Specifically, the Company’s compensation structure seeks to reward executive performance that maximizes financial return to shareholders, prudently invests capital, and achieves certain targets for the Company’s sales and profits. In any given year, the strategies the Compensation Committee uses to achieve the objectives of attracting, retaining, and properly motivating executive talent can vary.

As part of its overall deliberation process for determining all executive compensation, the Compensation Committee compares total compensation, as well as each component of compensation, against the practices of similarly situated companies. The Compensation Consultant assists the Compensation Committee in identifying those companies against which it should measure the competitiveness of its compensation packages (the “Peer Group”) and compiles and presents data from the Peer Group. Based on advice from the Compensation Consultant, the Peer Group utilized by the Compensation Committee to set fiscal year 2017 compensation levels consisted of the following 15 publicly-traded restaurant and retail companies:

●	BJ’s Restaurants, Inc.	●	CBRL Group, Inc.	●	Ignite Restaurant Group
●	Bob Evans Farms, Inc.	●	The Cheesecake Factory, Inc.	●	Noodles & Company
●	Bravo Brio Restaurant Group, Inc.	●	Denny’s Corp.	●	Panera Bread Company
●	Brinker International, Inc.	●	DineEquity, Inc.	●	Red Robin Gourmet Burgers
●	Buffalo Wild Wings Inc.	●	Fiesta Restaurant Group	●	Texas Roadhouse, Inc.

The companies in the Peer Group were selected based on similar business models, the same or similar industries, and comparable annual revenues and market capitalization, and the talent pool from which the Company could seek to recruit executives.

When reviewing and assessing executive compensation levels relative to the Peer Group, the Compensation Committee seeks to position each executive’s compensation at the 50th percentile within the Peer Group for both aggregate compensation and each specific component of compensation.

These guidelines apply to the target compensation levels for achieving target performance goals and reflect the Company’s desired emphasis on superior pay for superior performance. However, if the Company does not achieve its target performance goals, then actual compensation levels will be below target.

In addition to the desired positioning of compensation relative to the Peer Group, the Compensation Committee considers a variety of other relevant factors including the executive’s experience, tenure, roles and responsibilities, and the importance of the role relative to the Company’s short-term and long-term success. In considering these factors, the Compensation Committee relies on its overall judgment and does not use a specific formula or weighting of the various factors.

In terms of the mix of compensation elements, the Company seeks to achieve an appropriate balance between fixed and variable compensation and between short-term and long-term incentives, with a goal of having such total compensation being appropriately competitive with respect to our Peer Group. The Named Executives’ target pay mixes for fiscal year 2017 varied as follows:

FISCAL YEAR 2017 APPROXIMATE PAY MIX
Name	Fixed (Base Salary) (% of Total Compensation)	Variable (Target STI and LTI) (% of Total Compensation)
J.F Hyatt, II (1)	26	74
L.S. Briley	41	59
M.K. Ellis	41	59
R.J. Parish	41	59
D.W. Skena	41	59
J.J. Buettgen	26	74
F.L. Cardwell, Jr. (2)	100	-
B.A. Patterson	36	64

(1)	Amounts paid to Mr. Hyatt represent the target pay mix established by the Compensation Committee for the CEO position during fiscal year 2017.
(2)

As further discussed in the “2017 Summary Compensation Table” and “Grants of Plan-Based Awards in Fiscal Year 2017” sections of this 10-K/A, Mr. Cardwell received awards of stock options and phantom stock units in connection with his service as interim CEO for which he waived receipt in August 2017.

These target pay mixes are aligned with the Company’s performance-based pay philosophy. They are similar to the target pay mix of the Peer Group and, as discussed below in the section entitled, “Analysis of Risk Associated with Executive Compensation Plans,” are not believed to encourage “excessive risk taking.”

In addition to these key components, the Company sponsors an executive retirement plan, a deferred compensation plan, and severance plans and provides certain other benefits to executives of the Company.

Key Components of Compensation

As noted above, the key components of the Company’s fiscal year 2017 executive compensation packages are base salary, annual cash incentives, and long-term cash and equity incentives. These components, along with other elements such as retirement benefits, are discussed more fully below, but can be summarized as follows:

		Element	Description
Target Total Direct Compensation	Fixed Compensation	Base Salary	Designed to provide appropriate predictability for executives and give a fixed, liquid component to the compensation package.
Determined by the Compensation Committee with the assistance of an independent consultant and the CEO. CEO pay determined without CEO input.
	Incentive Compensation (at risk)	Annual Cash Incentive Compensation	Designed to incent the accomplishment of predetermined, Board-approved financial and operating goals chosen to highlight critical strategic objectives for the Company on an annual basis.
Performance goals and payouts are determined by the Compensation Committee with the assistance of an independent consultant.
Fiscal year 2017 performance goals were: o Adjusted EBITDA; o Same-Restaurant Sales; o Achievement of certain key operational initiatives; and o Guest Count Growth.
Long Term Incentive Compensation

Designed to reward positive long-term decisions and retain executive talent with service-based equity awards with long-term payout timelines. Includes:

o Performance-based PSUs based on average Same Restaurant Sales over a three-year period;

o  Service-based RSUs that vest over three years; and

o  Service-based options that vest over three years.

	Other	Benefits

Provides medical, dental, and vision insurance coverage, as well as enhanced life insurance, accident and disability protection. The Company also provides relocation assistance for certain newly-hired executives.

		Retirement Benefits	Provides a deferred compensation plan in lieu of its 401(k) plan, which is not available to employees above a certain salary threshold.
		Perquisite Allowance	The Company maintains one airplane for business travel.
		Termination and Change of Control Benefits	Provided to certain officers pursuant to severance plans and to our current CEO pursuant to an employment agreement.

Base Salary

A portion of each executive’s compensation is comprised of base salary because the Compensation Committee believes it is appropriate to provide predictability and a fixed, liquid component in the compensation package. Individual base salaries are based on a number of considerations, including time in the position and individual performance.

Base salaries for executives are set by the Compensation Committee at its meeting typically held in July. Any modifications made at that meeting are implemented retroactively to the first day of the then-current fiscal year. Adjustments to base salaries and salary ranges reflect the Compensation Committee’s assessment of average movement in the competitive market as well as individual performance. The Compensation Committee is free to set executive base salaries at a level deemed appropriate for the individual executive and his or her position.

While base salaries for several of our senior executives have remained relatively constant in recent years, the salaries for the Chief Executive Officer and Chief Financial Officer positions have varied during the transitions over the past year. Mr. Hyatt’s salary is $850,000, which is the same as Mr. Buettgen’s salary before his departure. During his service as Interim Chief Executive Officer, Mr. Cardwell’s salary was $800,000. As Chief Financial Officer, Ms. Briley’s salary is $325,000, which is below her predecessor’s salary of $400,000. In fiscal year 2017, the Compensation Committee raised Ms. Parish’s base salary from $325,000 to $335,000 in recognition of her experience and service with the Company.

Annual Cash Incentive Compensation

The Company’s annual incentive plan (i.e., its short-term incentive or bonus plan) directly links annual cash incentive payments to the accomplishment of predetermined and Board-approved financial and operating goals. It provides cash compensation to the Named Executives to the extent that these goals are met.

Annual cash incentive plans are established by the Compensation Committee for all executives of the Company, including the Chief Executive Officer and the Named Executives, whose incentives were determined pursuant to the Ruby Tuesday, Inc. 2015 Executive Incentive Compensation Plan (the “2015 Executive Incentive Plan”), which was approved by shareholders at the 2015 Annual Meeting. In determining these plans, the Compensation Committee considers each executive’s respective organizational level and responsibilities, as well as competitive market practices.

Corporate performance goals are established by the Compensation Committee near the beginning of each fiscal year. These goals are closely aligned with our overall business strategy of maximizing financial returns to shareholders, prudently investing capital, and increasing the Company’s sales; and the goals are designed to emphasize those areas in which the Compensation Committee wishes to incent executive performance. In setting the performance goals, the Compensation Committee attempts to provide targets that are ambitious but achievable. The Compensation Committee retains the discretion to adjust performance metrics based on a number of factors, including infrequent and/or nonrecurring events affecting the Company or its financial statements or changes in law or accounting. In making such adjustments, however, the Compensation Committee considers whether the changes would cause any portion of an award to be nondeductible under Section 162(m) of the Internal Revenue Code, as described more fully in the “Deductibility of Executive Compensation” section of this Form 10-K/A. Under the 2015 Executive Incentive Plan, the Compensation Committee retains the discretion to reduce any award by as much as 25% for any reason.

For fiscal year 2017, the performance metrics for executives and certain eligible employees of the Company’s Restaurant Support Center were: (i) Adjusted EBITDA achievement and (ii) Same-Restaurant Sales, and (iii) achievement of certain key operational initiatives, with (iv) the potential to increase the payout if the Company achieved positive Guest Count Growth for the fiscal year.

Bonus Goal Details

Measure and payout by percent of target(1)	Threshold (5%)	Target (100%)	Maximum (200%)
2017 Adjusted EBITDA (in $1,000s) (35% of target)	$63,500	$75,000	$87,000
Measure and payout by percent of target(1)	Threshold (25%)	Target (100%)	Maximum (200%)
2017 Same-Restaurant Sales (35% of target)	0.01%	1.2%	2.0%
Achievement of Operational Initiatives consisting of:(2)
Garden Bar approved for rollout by end of fiscal year 2017 (7.5% of target)	Achieved
Pace of Experience GEM score increases to 63 (7.5% of target)	Achieved
Completion of Asset Rationalization Plan (targeting $4.0MM to $6.0MM EBITDA savings by end of fiscal year 2017) (7.5% of target)	Achieved
Restaurant remodel program approved for rollout by end of fiscal year 2017 (7.5% of target)	Achieved
Guest Count Growth	Zero or Negative	Positive (25% of Target)

(1)	The Incentive payouts increase based upon straight line interpolation between award levels.
(2)

For the four key operational objectives, if Adjusted EBITDA is above target, then achievement of the operational objectives could pay above target. For example, if Adjusted EBITDA was achieved at 120% of target, then each operational objective achieved would pay out at 120% of its target amount.

The Compensation Committee determined the targets for the performance metrics were realistically attainable but difficult to meet based on the Company’s recent performance and the economic environment in general. For Named Executives, annual incentive compensation awards were based on the following, depending on the structure of the individual executive’s incentive award:

	Percentage of Base Salary
Name	Entry (%)	Target (%)	Maximum (%)
J.F. Hyatt, II	0	100	100
L.S. Briley	9	60	120
M.K. Ellis	9	60	120
R.J. Parish	9	60	120
D.W. Skena	9	60	120
J.J. Buettgen	15	100	200
F.L. Cardwell, Jr.	0	100	100
B.A. Patterson	12	80	160

For fiscal year 2017, Adjusted EBITDA, as calculated under the formula set by the Compensation Committee, was $31.5 million. Same-Restaurant Sales for fiscal year 2017 was (3.1)%. Guest Count Growth for the fiscal year was negative. Therefore, performance for fiscal year 2017 measured against these performance goals resulted in no payout to the Named Executives. The Company did, however, achieve each of the key operational objectives for the fiscal year, and the Named Executives (excluding Mr. Hyatt, Mr. Buettgen, and Mr. Cardwell) received an incentive payout at 30% of target.

Pursuant to his Employment Agreement, Mr. Hyatt had unique short-term incentive compensation metrics for fiscal year 2017. Specifically, Mr. Hyatt’s short-term incentive compensation was based upon successful completion before the end of fiscal year 2017 of the following: (i) development of a brand and business strategy; (ii) establishment and transition to a new merit-based performance measurement system for all restaurant team members; and (iii) initiation of a plan to reduce and re-align general and administrative expenses. At its July 2017 meeting, the Compensation Committee determined that each of these goals was met. As a result, Mr. Hyatt received a lump-sum short-term incentive payout of $149,451 for fiscal year 2017.

Long-Term Incentive Compensation

All long-term incentive awards have been granted under the Company’s shareholder-approved 1996 Stock Incentive Plan (the “1996 SIP”) or the SIP. Both plans permit grants of equity awards and cash incentives to officers and employees. Equity awards are the Company’s primary long-term incentive for executives and are intended both as a reward for positive long-term decisions and as a retention tool for the Company. Historically, the Board has calibrated the mix of performance- and service-based stock options, restricted stock and RSUs, and cash incentives to best incent executive management to achieve the goals the Board deems most prudent. The long-term incentive compensation granted to the Named Executives in fiscal year 2017 consisted of a blend of service-based RSUs and options and PSUs.

The SIP provides for, among other things:

o	specified performance criteria;
o	prohibitions against re-pricing or buyouts of options and so-called reload option grants;
o	prohibitions against payment of dividends or dividend equivalent rights until the other equity rights to which they relate vest;
o	a six-month holding requirement after the vesting of restricted shares, subject to certain exceptions and a carve out to permit use of some shares to satisfy tax withholding obligations;
o	a minimum 30-month vesting period for restricted stock not subject to a performance condition;
o	a minimum one-year vesting period for performance-based restricted stock;
o	elimination of the ability to grant cash awards for the purpose of offsetting an award recipient’s tax consequences; and
o	limitations on share recycling.

For long-term incentive awards to Named Executives in fiscal year 2017, 25% of each Named Executive’s grant value was provided in the form of service-based RSUs, 25% was in the form of service-based options, and half was in the form of PSUs. This mix was selected to balance shareholder alignment, performance linkage, recruiting/retention, and share conservation. The Compensation Committee reviews the grant mix each year, and reserves the right to alter the grant mix based on the relevant facts and circumstances leading up to each year’s grant. Such facts and circumstances include the varying weight of the objectives identified above as well as variables such as prevailing economic conditions, the overall pay-for-performance relationship, the number of shares available for grant under the shareholder-approved equity plan, the resulting aggregate grant rate for the Company, and the Company’s ability to set reasonable multi-year performance goals.

In setting the annual long-term incentive grant values, the Compensation Committee considers each executive’s total compensation opportunity relative to the market information provided by the Compensation Consultant, as well as factors such as the Company’s performance, the individual’s performance, total equity grants to all participants, the impact on share availability under the shareholder-approved equity plan, and the accounting cost.

There was some year-over-year variation in individual equity award values, but the total value of long-term incentive equity awards granted to executives in fiscal year 2017 was similar to that awarded in fiscal year 2016. Messrs. Hyatt and Cardwell did not receive long-term incentive equity awards in fiscal year 2017. They instead received special equity awards in connection with joining the Company. The long-term incentive award values for the Named Executives in fiscal year 2017, half of which was performance-based, were as follows:

Name	Target Grant Value ($)	Service-Based RSU Value ($)	Stock Option Value ($)	Performance Stock Unit Value ($)
L.S. Briley(1)	201,683	50,638	49,767	101,278
M.K. Ellis	275,000	68,750	68,750	137,500
R.J. Parish	275,000	68,750	68,750	137,500
D.W. Skena	275,000	68,750	68,750	137,500
J.J. Buettgen	1,600,000	400,000	400,000	800,000
B.A. Patterson	375,000	93,750	93,750	187,500

(1) Ms. Briley received a second tranche of long-term incentive awards upon her promotion to CFO. Her total shares awarded were the same as Messrs. Ellis and Skena and Ms. Parish. The difference in the total grant value is due to the change in stock price from the date of the initial award and the second tranche received upon her promotion.

Service-Based RSUs. In fiscal year 2017, the Compensation Committee chose to incent senior management performance and retention with service-based RSUs, which incent retention because receipt is dependent upon continued employment. Simultaneously, the value of the award is dependent upon the value of the Company’s stock. Consequently, the Compensation Committee concluded that the use of RSUs aligns executive compensation with return to our shareholders. The 2017 service-based RSUs vest in one-third increments over three years or earlier under certain events such as death, disability, or retirement, or a change in control.

On April 4, 2017, the Company granted 142,045 service-based restricted shares with a grant date fair value of $375,000 to Mr. Hyatt upon his appointment as President, CEO. The restricted shares vest in three equal annual installments following the grant date of the award.

Service-Based Options. In fiscal year 2017, the Compensation Committee chose to incent senior management performance and retention with service-based stock options. Like service-based RSUs, service-based options incent retention because receipt is dependent upon continued employment and the value of the award is dependent upon the value of the Company’s stock. The 2017 service-based options also vest in one-third increments over three years or earlier under certain events such as death, disability, or retirement, or a change in control.

On October 5, 2016, the Company granted 246,914 service-based stock options with a grant price of $2.47 to Mr. Cardwell upon his appointment as Interim CEO. The stock options cliff vested at the end of fiscal year 2017 and had a maximum term of seven years. On August 10, 2017, Mr. Cardwell waived receipt of these stock option awards, and the Compensation Committee approved such waiver.

Performance-Based Stock Units. In fiscal year 2017, the Compensation Committee chose to explicitly incent management to achieve Same-Restaurant Sales by tying a portion of the long-term incentive package directly to the Company’s Same-Restaurant Sales. The 2017 PSUs vest based on the Company’s average Same-Restaurant Sales achievement 1 over a three-year period. The awards may vest earlier under certain events such as death, disability, termination without Cause (as defined, as applicable, in the 1996 SIP or the SIP), but the payout is nevertheless dependent upon actual performance. The number of shares was determined by dividing each recipient’s total award value by the per share price at the time of the grant to arrive at the number of shares to be awarded. The awards will track the stock price but will be paid out in cash based on the Company’s Same-Restaurant Sales achievement over a three-year period. Each fiscal year’s individual Same-Restaurant Sales growth targets will be set at the beginning of the fiscal year and will be based off of the prior year’s actual results. The final payout will be determined based on the average achievement over each of the three fiscal years.

1 Company defines same restaurant sales as a year-over-year comparison of sales volumes for restaurants that, in the current year have been open at least 18 months, in order to remove the impact of openings and closings in comparing the operations of existing restaurants.

The PSUs vest depending on the average Same Restaurant Sales based on the following scale:

Payout Level	% of Target	FY17 SRS Growth	FY18 SRS Growth	FY19 SRS Growth
Maximum	200%	2.0%	2.8%	2.8%
	150%	1.5%	2.3%	2.3%
Target	100%	1.2%	2.0%	2.0%
	75%	0.8%	1.6%	1.6%
	50%	0.4%	1.2%	1.2%
Threshold	25%	0.0%	0.8%	0.8%
Below Threshold	0%	Less than 0%	Less than 0.8%	Less than 0.8%

Executive Stock Ownership Guidelines

The Company believes that equity ownership plays a key role in aligning the interests of Company personnel with Company shareholders. To reinforce this philosophy, ownership guidelines for Common Stock have been developed for the Company’s top executives, which each executive must meet by July 2018 or five years after the executive’s appointment, whichever is later. The guidelines provide that certain executive officers must hold the lesser of (i) a specified number of shares or (ii) any number of shares, so long as their aggregate total value is equal to a specified multiple of the executive’s salary. Those guidelines are as follows:

Position	Multiple of Base Salary	Number of Shares
Chief Executive Officer	3.0	300,000
Ruby Tuesday Concept President; all other senior executives	1.0	30,000
Certain other vice presidents	-	5,000

These objectives may be accomplished only through actual stock ownership or unvested time-based restricted stock or RSU awards. Stock options and performance-based equity awards do not count toward satisfying the guideline unless they are exercised and held (in the case of options) or have vested and the performance criteria is achieved (in the case of performance-based equity awards). Once an executive attains the required ownership levels, he or she will not fall out of compliance solely because of a change in the Company’s stock price. During fiscal year 2016, the guidelines were amended such that, until the executive reaches the specified ownership level, he or she must retain at least 50% (on an after-tax basis) of compensation-based equity awarded to the executive by the Company.

Executive Severance Plan and Change In Control Severance Plan

The Company maintains two severance plans for employees of the Company at the level of Vice President or above, including the Named Executives: the Ruby Tuesday, Inc. Executive Severance Plan (the “Severance Plan”) and the Ruby Tuesday, Inc. Change in Control Severance Plan (the “CIC Plan”; collectively the “Severance Plans”). Pursuant to his Employment Agreement, Mr. Hyatt is not eligible to participate in the Severance Plans until after the first anniversary of his employment with the Company.

The Severance Plans require executives to execute a general release of claims against the Company as a condition of receipt of payments thereunder, and both plans provide that any payment pursuant thereto is in lieu of any other payments that may be due to the executive under any other plan or agreement (excluding any equity awards, whose treatment is determined pursuant to the applicable plan under which the award was granted and the specific award agreement). In addition, both Severance Plans require compliance with certain restrictive covenants, including noncompetition, nonsolicitation, nondisclosure of confidential information, and nondisparagement.

Both Severance Plans became effective on May 1, 2016, and will remain in effect for three years, following which time the plans automatically renew for successive one-year periods unless the Board or the Compensation Committee provide written notice of termination to the then-covered executives at least 120 days prior to the end of the then-applicable term.

Executive Compensation Clawback Policy

The Company has an Executive Compensation Clawback Policy (the “Clawback Policy”) for the purpose of recovering any compensation, whether already paid or calculated to be paid, granted to an executive of the Company as a result of material noncompliance with financial reporting requirements that results in a restatement of the Company’s financial results, to the extent that such compensation is attributable to the erroneous financial data in excess of what would have been paid under the accounting restatement. The recovery period pursuant to the policy is up to three years preceding the date on which the Company is required to prepare the accounting restatement. In fiscal year 2016, the Board amended the Clawback Policy to clarify and restrict its ability to waive clawbacks. The Company intends to review the Clawback Policy in connection with the implementation of the SEC’s and NYSE’s rules, as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Other Benefits

The Company maintains an Executive Supplemental Pension Plan (“ESPP”), which is a nonqualified, unfunded, defined-benefit retirement plan for select employees and which was frozen to new entrants and the accrual of new benefits on January 1, 2016. As a condition of entry into the ESPP, participants generally must complete five years of continuous service in one or more qualifying job positions and must have achieved a minimum salary threshold, as described in the ESPP. Benefits payable under the ESPP are reduced by the amount of benefits payable to a participant in the Retirement Plan.

While Mr. Buettgen participated in the plan, because the plan is frozen, no other Named Executive either currently participates or will in the future. Pursuant to his employment agreement, Mr. Buettgen received credit under the ESPP for his years of service during his most recent tenure with his previous employer. This credit only applied to the determination of vesting under the ESPP; it does not count for benefit accrual purposes. As a result, Mr. Buettgen vested in the ESPP prior to his departure.

Deferred Compensation Plan

The Company does not offer top executives the opportunity to participate in the 401(k) Plan. Instead, the Company maintains the Ruby Tuesday, Inc. 2005 Deferred Compensation Plan (the “Deferred Compensation Plan”), under which eligible employees currently may elect to defer up to 50% of their annual base compensation to a maximum generally of $18,000 annually. While the Company makes matching contributions for certain Deferred Compensation Plan and 401(k) participants, it does not make matching contributions for executives who hold a position of Senior Vice President or above and who participate in the ESPP.

Long-Term Disability Insurance Program

The Company sponsors a group long-term disability plan for the Named Executives. This plan provides a benefit of 60% of the employee’s income up to a maximum of $10,000 per month. This coverage is paid for by the employee.

The Company has secured additional long-term disability coverage for certain executives who would not receive a benefit of 60% of their income because of the $10,000 maximum benefit. Specifically, the executive coverage provides an initial $5,000 benefit and then the group policy provides up to $10,000 to reach the 60% income replacement goal. The Named Executives have coverage in addition to the group policy to reach the 60% income replacement level. The executive long-term disability coverage is delivered through individual policies for which the Company pays the premiums until the coverage terminates at either retirement or separation from service.

Executive Life Insurance Plan

The Company also maintains an Executive Life Insurance Plan (“ELIP”) which provides participants with a life insurance benefit equal to four times their annual base salary. Under the ELIP, the Company purchases a term life insurance policy in each participant’s name and pays the premium on such policy during the participant’s employment with the Company. At retirement, the participant may choose to assume payment of the premium to continue the coverage.

The Company also provides a group Accidental Death & Dismemberment policy for executives who participate in the ELIP. This policy provides for coverage in the amount of four times base salary up to a maximum of $1 million. The Company pays the premiums on this policy until coverage terminates at either retirement or separation from service.

Perquisites

In fiscal year 2017, the Company maintained one airplane for business travel by the Company’s employees. In addition to business travel, the Board permits the Chief Executive Officer and, upon the approval of the Chief Executive Officer or the Chief Financial Officer, other executives, to use the Company’s airplane for personal travel. The Chief Executive Officer and other executives are required to pay the Company for the incremental cost of such use. None of the Named Executives used the Company airplane for personal use during fiscal year 2017.

Tax Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code limits the amount of individual compensation for certain executives that may be deducted by the employer for federal tax purposes in any one fiscal year to $1 million, unless such compensation is “performance-based.” In order to maximize the Company’s ability to deduct certain performance-based compensation under Section 162(m) of the Internal Revenue Code, the Company obtained shareholder approval for the 2015 Executive Incentive Plan and the performance targets contained in the SIP at the 2015 Annual Meeting. While it is possible for the Company to compensate or make awards under incentive plans and otherwise that do not qualify as performance-based compensation that is tax deductible under Section 162(m), the Compensation Committee, in structuring compensation programs for the Company’s top executive officers, gives strong consideration to the tax deductibility of awards. Where appropriate to maintain Section 162(m) deductibility, Mr. Cardwell recused himself from Compensation Committee decisions.

Analysis of Risk Associated with Executive Compensation Plans

In setting compensation, the Compensation Committee also considers the risks to shareholders and to achievement of our goals that may be inherent in the compensation program. Although a significant portion of our executives’ compensation is performance-based and “at-risk,” the Company believes that its executive compensation plans are appropriately structured and do not encourage executives to take unnecessary and excessive risks.

The following elements of our fiscal year 2017 executive compensation plans and policies were considered when evaluating whether such plans and policies encourage our executives to take unreasonable risks:

o	we set performance goals that we believed were reasonable in light of past performance and market conditions;
o

the short-term incentive compensation package targets Adjusted EBITDA, Same-Restaurant Sales, achievement of certain key operational initiatives, and Guest Count Growth, which the Compensation Committee believes will incent executives to make decisions that will drive immediate shareholder value;

o	we used a blend of service- and performance-based equity and cash awards to discourage excessive risk taking while simultaneously incenting future performance;
o

the service-based RSUs and options vest over three years to help recruitment and retention and help ensure that our executives’ interests aligned with those of our shareholders for the long-term performance of the Company;

o	the PSUs target the average Same-Restaurant Sales over a three-year period, incenting executives to deliver sustainable Same-Restaurant Sales growth;
o

our short- and long-term incentive compensation performance metrics and/or performance periods differ in order to incent executives to balance short-term shareholder return with investments that will help ensure shareholder value over the longer term;

o

assuming achievement of at least a minimum level of performance, payouts under our performance-based plans resulted in some compensation at levels below full target achievement, rather than an “all-or-nothing” approach;

o

our executive stock ownership policy required our executives to hold certain levels of stock, including restricted stock and RSUs but excluding stock options, which aligns a portion of their personal wealth to the Company’s long-term performance; and

o	we have a Clawback Policy as described above under the “Executive Compensation Clawback Policy” section above.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing “Compensation Discussion and Analysis” section of this Form 10-K/A with management. Based on this review, the Compensation Committee has recommended to the Board of Directors that the “Compensation Discussion and Analysis” section of this Form 10-K/A be included in this Form 10-K/A for filing with the SEC. This report is submitted by the Compensation Committee, the current members of which are named below.

F. Lane Cardwell, Jr. Kevin T. Clayton
Donald E. Hess (Chair)
Stephen I. Sadove

2017 Summary Compensation Table

The following table summarizes the total compensation paid to or earned by each of the Named Executives during fiscal years 2017, 2016, and 2015.

Name and Principal Position(1)	Year	Salary ($) (2)	Stock Awards (3)	Option Awards (3)	Non-Equity Incentive Plan Compensation ($) (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (5)	All Other Compensation ($) (6)	Total ($)
J. F. Hyatt, II, President, CEO	2017	134,038	375,000	-	149,451	-	-	658,489
L. S. Briley, CFO	2017	300,481	314,415	49,767	46,607	-	3,099	714,369
M. K. Ellis, CDO	2017	325,000	368,750	68,750	58,500	-	61,640	882,640
R.J. Parish,	2017	335,000	373,750	68,750	60,300	-	4,406	842,206
CLO and Secretary	2016	325,000	122,614	-	-	-	169,722	617,336
	2015	65,000	-	-	71,250	-	115,000	251,250
D.W. Skena, CMO	2017	325,000	368,750	68,750	58,500	-	73,609	894,609
	2016	234,808	122,614	-	-	-	60,621	418,043
J.J. Buettgen, Former President, CEO	2017	403,205	1,200,000	400,000	115,591	-	2,806,465	4,925,261
	2016	850,000	980,873	-	-	503,653	12,410	2,346,936
	2015	800,000	750,003	750,951	1,600,000	-	44,052	3,945,006
F. L. Cardwell, Jr., Former Interim CEO	2017	433,846	200,000	200,000	-	-	-	833,846
B.A. Patterson, Former PRT, Ops	2017	367,789	468,750	93,750	81,346	-	592,347	1,603,982
	2016	357,121	229,894	-	-	-	12,197	599,212
(1)	Messrs. Hyatt, Ellis, and Cardwell and Ms. Briley were not Named Executives in fiscal 2016 or 2015, and Messrs. Skena and Patterson were not Named Executives in fiscal 2015.
(2)
Represents base salary payments made to the Named Executives in fiscal 2017, 2016, and 2015. Messrs. Hyatt, Buettgen, Cardwell, and Patterson were not employees of the Company for all of fiscal year 2017, and their annualized salaries for that year were $850,000, $850,000, $800,000, $375,000, respectively. Ms. Briley was promoted to her current position during fiscal year 2017, and her annualized salary for that year was $325,000. Mr. Patterson was promoted to his former position during fiscal year 2016, and his annualized salary for that year was $375,000. Mr. Skena was not an employee of the Company for all of fiscal year 2016, and his annualized salary for that year was $325,000. Ms. Parish was not an employee of the Company for all of fiscal year 2015, and her annualized salary in that year was $325,000.

(3)
Represents the grant date fair value of the equity-based awards at the target value. Mr. Hyatt received restricted stock in fiscal year 2017 which had a grant date fair value of $2.64. Messrs. Ellis, Skena, Buettgen, Cardwell, and Patterson and Mses. Briley and Parish received awards of RSUs and PSUs which had a grant date fair value of $3.82, and also received service-based phantom stock units which had a grant date fair value of $2.47. Additionally, Ms. Briley received upon her promotion to CFO, RSUs and PSUs which had a grant date fair value of $2.47. Messrs. Buettgen, Patterson, and Skena and Ms. Parish received stock awards in fiscal year 2016 which had a grant date fair value of $6.51. Mr. Buettgen received stock awards in fiscal year 2015 which had a grant date fair value of $5.91.

The Company calculates the grant date fair value of service-based stock options using a Black-Scholes option pricing model and calculates the grant date fair value of performance-based stock options with a market condition using a Monte Carlo simulation. The assumptions used in calculating the grant date fair value of the stock option awards are described below:

Grant Date	Interest Rate (%)	Volatility (%)	Dividend Yield (%)	Expected Term (Years)
October 5, 2016	1.0	41.2	0.0	3.8
October 5, 2016	1.1	40.4	0.0	4.3
October 5, 2016	1.1	40.9	0.0	4.8
July 19, 2016	1.0	40.3	0.0	4.0
July 19, 2016	1.1	40.7	0.0	4.5
July 19, 2016	1.2	42.6	0.0	5.0
August 4, 2014	1.3	42.9	0.0	4.0
August 4, 2014	1.5	44.5	0.0	4.5
August 4, 2014	1.7	45.5	0.0	5.0

Additionally, the assumptions used in calculating the grant date fair value of these awards are disclosed in Note 10 of the Company's Annual Report on Form 10-K for the fiscal year ended June 6, 2017.

A portion of fiscal year 2016 long-term incentives were granted in the form of performance-based cash awards and are excluded from this table. Should performance and vesting criteria be met, the earned award value will be reflected in fiscal 2018.

(4)
Other than as shown in the Salary or All Other Compensation columns of this table, no non-performance-based cash payments were made to the Named Executives in fiscal years 2017, 2016, or 2015. The amounts reflected in this column are performance-based cash incentives.

(5)
Represents the actuarial increase during fiscal years 2017, 2016, and 2015 in the pension value provided under pension plans only as the Company does not pay above-market or preferential earnings on non-qualified deferred compensation.

(6)	All Other Compensation is as follows:
Name	Executive Life Insurance Payments ($) (a)	Accidental Death & Dismemberment Premiums ($)	Long- Term Disability Premiums ($)	Post- Employment Payments ($) (b)	Relocation- Related Costs ($) (c)	Total ($)
J.F. Hyatt, II	-	-	-	-	-	-
L.S. Briley	-	-	3,099	-	-	3,099
M.K. Ellis	-	-	2,360	-	59,280	61,640
R.J. Parish	-	-	4,406	-	-	4,406
D.W. Skena	-	-	2,567	-	71,042	73,609
J.J. Buettgen	7,743	216	3,176	2,795,330	-	2,806,465
F.L. Cardwell, Jr.	-	-	-	-	-	-
B.A. Patterson	2,275	396	2,703	586,973	-	592,347

(a)
The Company maintains an Executive Life Insurance Plan (“ELIP”) which provides participants with a life insurance benefit equal to four times their projected annual base salary at age 60. Under the ELIP, the Company purchases a term life insurance policy in each participant’s name and pays the premium on such policy during the participant’s employment with the Company. At retirement, the participant may choose to assume payment of the premium to continue the coverage. The Company also provides a group Accidental Death & Dismemberment policy for executives who participate in the ELIP. This policy provides for coverage in the amount of four times base salary up to a maximum of $1 million. The Company pays the premiums on this policy until coverage terminates at either retirement or separation from service.

(b)
Post-employment payments to Mr. Buettgen represent an amount of three times base salary paid, unused vacation, and other payments in connection with his departure from the Company on September 13, 2016. Amounts paid to Mr. Patterson represent an amount of 1.5 times base salary, unused vacation, and other payments in connection with his departure from the Company on April 24, 2017.

(c)	Relocation-related compensation was provided to Messrs. Ellis and Skena as an incentive for them to join the Company and includes reimbursement for certain costs in connection with their relocation.

Grants of Plan-Based Awards in Fiscal Year 2017

The following table provides information concerning the annual performance bonus and long-term incentive awards made to each of the Named Executives during fiscal year 2017. For a complete understanding of the table, please read the narrative disclosures that follow the table.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (8) ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
J.F. Hyatt, II	04/04/17	-	133,104	-	-	-	-	142,045(3)		2.64	375,000
	07/19/16	2,411	16,071	32,143	-	-	-	4,581(3)	12,963(6)	3.82	70,000
L.S. Briley	10/05/16	20,893	139,286	278,572	36,183	72,365	108,548	13,416(3)	37,963(6)	2.47	131,682
	10/05/16	-	-	-	-	-	-	65,789(4)		2.47	162,500
M.K. Ellis	07/19/16	29,250	195,000	390,000	8,999	35,995	71,990	17,997(3)	50,926(6)	3.82	275,000
	10/05/16	-	-	-	-	-	-	65,789(4)		2.47	162,500
R.J. Parish	07/19/16	30,150	201,000	402,000	8,999	35,995	71,990	17,997(3)	50,926(6)	3.82	275,000
	10/05/16	-	-	-	-	-	-	67,814(4)		2.47	167,500
D.W. Skena	07/19/16	29,250	195,000	390,000	8,999	35,995	71,990	17,997(3)	50,926(6)	3.82	275,000
	10/05/16	-	-	-	-	-	-	65,789(4)		2.47	162,500
J.J. Buettgen	07/19/16	36,779	245,192	490,384	52,356	209,424	418,848	104,712(3)	296,296(6)	3.82	1,600,000
F.L. Cardwell, Jr.	10/05/16							80,972(5)	246,914(7)	2.47	400,000
B.A. Patterson	07/19/16	40,673	271,154	542,307	12,271	49,084	98,168	24,542(3)	69,444(6)	3.82	375,000
	10/05/16	-	-	-	-	-	-	75,911(4)		2.47	187,500

(1)

Represents the potential payout range as established under the Executive Incentive Compensation Plan. The payout under the Executive Incentive Compensation Plan for Mr. Hyatt is 100% of base salary, and ranges from 15% to 200% of base salary for Mr. Buettgen, 9% to 120% of base salary for Mses. Briley and Parish and Messrs. Ellis and Skena, and 12% to 160% of base salary for Mr. Patterson. The amounts presented in the table above for Mr. Hyatt and Ms. Briley are prorated based on the date they became a named executive and their respective annual salaries. Ms. Briley's payout range prior to her promotion was from 2.5% to 50% of base salary. The amounts presented in the table above for Messrs. Buettgen and Patterson are prorated based on their separation date from the Company and their respective annual salaries. The actual fiscal year 2017 payout can be found in the column titled "Non-Equity Incentive Plan Compensation" in the "Summary Compensation Table" section of this Form 10-K/A.

(2)

Represents the potential payout range of PSUs granted in fiscal year 2017. Awards vest based on a Same-Restaurant Sales metric for fiscal years 2017-2019. The combined maximum payout under the performance goal is 200% of the target award. In addition to the performance condition, the Named Executives must satisfy a service condition in order for the award to vest. Messrs. Buettgen's and Patterson's performance-based phantom stock units were forfeited upon their departure from the Company on September 13, 2016 and April 24, 2017, respectively.

(3)

With the exception of Mr. Buettgen and Mr. Patterson, amounts represent service-based restricted stock units which vest in three equal annual installments following the grant date of the award. Mr. Buettgen's award vested on September 13, 2016 and Mr. Patterson's award vested on April 24, 2017, which was their last day of employment.

(4)

With the exception of Mr. Buettgen and Mr. Patterson, represents service-based phantom stock units which cliff vest on October 5, 2018. Each phantom stock unit will be settled in a cash payment equal to the value of a single share of the Company's common stock upon vesting. Mr. Buettgen's award vested on September 13, 2016 and Mr. Patterson's award vested on April 24, 2017, which was their last day of employment.

(5)

Represents service-based phantom stock units which cliff vested on June 4, 2017 and were to have been settled in a cash payment equal to the value of a single share of the Company's common stock within 90 days of the vesting date. On August 10, 2017, Mr. Cardwell waived his right to receive payment under the terms of this award, and the Compensation Committee approved such waiver.

(6)

Amount represents nonqualified stock options granted with a seven-year term. The awards vest in three equal annual installments following the grant date of the award. Mr. Buettgen's award vested on September 13, 2016 and Mr. Patterson's award vested on April 24, 2017, which was their last day of employment.

(7)

Amount represents nonqualified stock options granted with a seven-year term which cliff vested on June 5, 2017. Mr. Cardwell waived receipt of these stock options on August 10, 2017, and the Compensation Committee approved such waiver.

(8)

Represents the grant date fair value of the share-based awards at the target value. The assumptions used in calculating the grant date fair value of these awards are disclosed in Note 10 to the consolidated financial statements contained within the Company's Annual Report on Form 10-K for the fiscal year ended June 6, 2017.

Outstanding Equity Awards at Fiscal Year-End for 2017

The following table summarizes information as of June 6, 2017 about the Named Executives’ exercisable stock options, unexercisable stock options, and unvested service-based restricted stock.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
J.F. Hyatt, II					142,045(1)	326,704
L.S. Briley	5,162	2,581(2)	5.91	08/04/21	1,622(5)	3,731
		12,963(3)	3.82	07/19/23	2,389(6)	5,495
		37,963(4)	2.47	07/19/23	17,997(7)	41,393	3,166(9)	7,282
					65,789(8)	151,315	35,995(10)	82,789
M.K. Ellis		50,926(3)	3.82	07/19/23	17,997(7)	41,393
					65,789(8)	151,315	35,995(10)	82,789
R.J. Parish		50,926(3)	3.82	07/19/23	6,827(6)	15,702
					17,997(7)	41,393	9,046(9)	20,806
					67,814(8)	155,972	35,995(10)	82,789
D.W. Skena		50,926(3)	3.82	07/19/23	6,827(6)	15,702
					17,997(7)	41,393	9,046(9)	20,806
					65,789(8)	151,315	35,995(10)	82,789
J.J. Buettgen							24,122(9)	55,481
F.L. Cardwell, Jr.	246,914(11)		2.47	10/05/23
B.A. Patterson	22,856(12)		9.34	07/24/17
	33,186(12)		5.91	07/24/17
	69,444(12)		3.82	07/24/17			5,654(9)	13,004

(1)	Represents service-based restricted shares which will vest in three equal annual installments following April 4, 2017, the grant date of the award.
(2)	Represents nonqualified stock options, of which the unexercisable portion vested on August 4, 2017.
(3)	Represents nonqualified stock options which vest in three equal annual installments following July 19, 2016, the grant date of the award.
(4)	Represents nonqualified stock options which vest in three equal annual installments following October 5, 2016, the grant date of the award.
(5)	Represents service-based restricted shares which vested on July 21, 2017.
(6)	Represents service-based RSUs, of which one-half vested on August 23, 2017 and one-half will vest on August 23, 2018.
(7)	Represents service-based RSUs which vest in three equal annual installments following July 19, 2016, the grant date of the award.
(8)

Represents service-based phantom stock units which will cliff vest on October 5, 2018. Each phantom stock unit will be settled in a cash payment equal to the value of a single share of the Company's common stock upon vesting.

(9)

Represents performance-based restricted stock units which will vest and pay out based on the attainment of a total shareholder return metric for fiscal years 2016-2018. The number of shares displayed reflects the number of shares that will be earned if the Company meets its target goal.

(10)

Represents PSUs which will vest and pay out based on the attainment of a same-restaurant sales metric for fiscal years 2017-2019. The number of units displayed reflects the number of units that will be earned if the Company meets its target goal. Each phantom stock unit will be settled in a cash payment equal to the value of a single share of the Company's common stock upon vesting.

(11)	Represents nonqualified stock options which cliff vested on June 5, 2017. Mr. Cardwell waived receipt of these stock options on August 10, 2017, and the Compensation Committee approved such waiver.
(12)	Mr. Patterson departed the company on April 24, 2017. His exercisable stock options expired on July 24, 2017, 90 days after his departure date.

Option Exercises and Stock Vested in Fiscal Year 2017

The following table presents information regarding exercises of options to purchase shares of Common Stock and stock awards that vested during fiscal year 2017 for each of the Named Executives.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
J.F. Hyatt, II	-	-	-	-
L.S. Briley	-	-	5,779	15,239
M.K. Ellis	-	-	-	-
R.J. Parish	-	-	3,414	10,242
D.W. Skena	-	-	3,414	10,242
J.J. Buettgen	-	-	313,541	957,797
F.L. Cardwell, Jr.	-	-	95,213	221,411
B.A. Patterson	-	-	64,428	168,116

2017 Nonqualified Deferred Compensation

The following table presents information regarding the Deferred Compensation Plan account for each of the Named Executives.

Name	Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
J.F. Hyatt, II	-	-	-	-	-
L.S. Briley	-	-	-	-	-
M.K. Ellis	-	-	-	-	-
R.J. Parish	7,525	2,631	32	-	16,314
D.W. Skena	-	-	-	-	-
J.J. Buettgen	-	-	81	-	34,574
F.L. Cardwell, Jr.	-	-	-	-	-
B.A. Patterson	-	-	-		-

(1)

Represents the base salary deferred by each Named Executive during fiscal year 2017. These deferrals are included in the “Salary” column of the “2017 Summary Compensation Table” section of this Form 10-K/A.

A description of the Deferred Compensation Plan can be found in the “Deferred Compensation Plan” section of the “Compensation Discussion and Analysis” section of this Form 10-K/A.

The timing and form of distributions under the Deferred Compensation Plan are determined by the elections of each plan participant. A participant’s election may be different for each annual deferral, and under certain circumstances, a participant may change one or more of his or her annual deferral elections. Under the default rule, deferrals are paid in a lump sum in January immediately following the calendar year in which the participant attains age 55 if a termination of employment occurs prior to that age. Otherwise, benefits under the Deferred Compensation Plan will be paid in the form of a lump sum distribution in the month of January immediately following a termination of employment but no later than the end of January following the year in which the participant attains age 65. As an alternative to the default rule, a participant may elect one of the following payment choices: (i) payment in a lump sum in January of the year of the participant’s choice or, if earlier, in the month of January following the calendar year in which the participant terminates employment, or (ii) payment in annual installments for a period of the participant’s choice not exceeding ten years, commencing in January of the year of the participant’s choice or, if earlier, commencing in the month of January following the calendar year in which the participant terminates employment.

Pension Benefits for Fiscal Year 2017

The following table shows the present value of accumulated benefits payable to the Named Executives, including the number of years of service credited to each such Named Executive, under the ESPP.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
J.F. Hyatt, II		-	-	-
L.S. Briley		-	-	-
M.K. Ellis		-	-	-
R.J. Parish		-	-	-
D.W. Skena		-	-	-
J.J. Buettgen	Ruby Tuesday, Inc. Executive Supplemental Pension Plan	3.08	483,110	7,591
F.L. Cardwell, Jr.		-	-	-
B.A. Patterson		-	-	-
(1)	Messrs. Hyatt, Ellis, Skena, Cardwell, and Patterson and Mses. Briley and Parish were not participants in a Company-sponsored defined benefit plan during fiscal year 2017.

The material terms and conditions of the ESPP are described below.

Executive Supplemental Pension Plan

A participant’s accrued benefit in the ESPP equals 2.5% of the participant’s highest five-year average base salary multiplied by the participant’s years and fractional years of continuous service (as defined in the ESPP) but not in excess of 20 years of such service, plus 1% of the participant’s highest five-year average base salary multiplied by the participant’s years and fractional years of continuous service in excess of 20 years, but not in excess of 30 years of such service, less the retirement benefit payable in the form of a single life annuity payable to the participant under the Morrison Retirement Plan and less an offset for Social Security benefits calculated based on a full Social Security earnings assumption and an assumption that his or her wages equaled or exceeded the Social Security taxable wage base.

ESPP Benefit = 2.5% x Average Five-Year Base Salary x Years of Continuous Service (not in excess of 20) + 1.0% x Average Five-Year Base Salary x Years of Continuous Service (greater than 20 but not in excess of 30) – Morrison Retirement Plan Benefit - Social Security Benefit

Base salary includes commissions, but excludes bonuses and other forms of remuneration other than salary. Benefits become vested after the participant has completed ten years of continuous service. Normal retirement age for purposes of the ESPP is age 60, although a participant may retire with an actuarially reduced benefit as early as age 55. Supplemental early retirement provisions allow designated participants to receive unreduced benefits, enhanced benefits, and/or early commencement of benefit payments, depending on age and service criteria specified in the ESPP. A participant’s receipt of unreduced early retirement benefits is conditioned on not competing with the Company for a period of two years following retirement.

As described above, the Compensation Committee froze the ESPP to new entrants and froze the level of accrued benefits as of January 1, 2016, with limited exceptions. Mr. Buettgen entered the ESPP during fiscal year 2016 and has since departed the Company. No other Named Executive is eligible to enter the plan.

Potential Payments Upon Termination or Change in Control

The information below describes and quantifies certain payments and benefits that would be provided under existing contracts, agreements, plans or arrangements, whether written or unwritten, for various scenarios involving a change in control or termination of employment of each of the Named Executives, assuming a June 6, 2017 termination date or change-in-control date and, where applicable, using a closing price of $2.30 per share for the Company’s Common Stock on that date.

Due to the number of factors that affect the nature and amount of any payments or benefits provided upon the events discussed below, any actual amounts paid or distributed may be different.

Individual Agreements

James F. Hyatt, II

Upon his appointment as President and Chief Executive Officer, Mr. Hyatt entered into an Employment Agreement with the Company. The Employment Agreement provides for severance payments in the event of a termination of Mr. Hyatt's employment. It specifically contemplates severance payment in the case of termination without Cause or Good Reason (both as defined in the Employment Agreement). In any termination scenario, however, Mr. Hyatt would be entitled to any unpaid reimbursements relating to business expenses incurred by him prior to the termination and any benefits to which he is entitled under Company benefit plans.

In the event of termination for Cause or resignation without Good Reason, Mr. Hyatt would be entitled to any accrued but unpaid base salary. Any unvested cash or equity awards would be forfeited.

In the event of termination without Cause or a resignation for Good Reason during his first year of employment, Mr. Hyatt would be entitled to a lump sum payment equal to the amount of Mr. Hyatt’s base salary. Under the Employment Agreement, the payment is dependent upon Mr. Hyatt (A) executing a waiver and release of claims against the Company and its affiliates within 45 days of the termination of employment and (B) complying with certain restrictive covenants regarding confidentiality, non-solicitation, trade secrets, disparagement, and competition. Any violation of these restrictive covenants could subject Mr. Hyatt’s severance payment to clawback under the Employment Agreement.

Under the terms of his Employment Agreement, Mr. Hyatt is not eligible to participate in the Severance Plans until the first anniversary of the commencement of his employment. At that point, the termination provisions detailed above are no longer applicable. Instead, Mr. Hyatt would be eligible for payments pursuant to the Severance Plans.

James J. Buettgen

Upon his departure as Chairman, President, and Chief Executive Officer, the Company entered into an agreement and general release with Mr. Buettgen. In lieu of any payments under the Severance Plans and in exchange for his execution of a general release, Mr. Buettgen received (1) a severance payment in the amount of $2,550,000 (an amount equal to three times Mr. Buettgen’s base salary); (2) a prorated annual bonus based on the Company’s performance in fiscal year 2017; (3) payment equal to twenty months of the Company-paid portions of Mr. Buettgen’s premiums under the Company’s group health plan; and (4) a payment equal to $201,205, representing the difference between what Mr. Buettgen’s ESPP benefit would have been as of September 13, 2016 absent the January 1, 2016 plan freeze and his actual pension benefit as of January 1, 2016 for purposes of calculating his early retirement benefit thereunder, paid in a lump sum. The agreement specifically provided for vesting of all outstanding equity and cash awards pursuant to the terms of such awards and that Mr. Buettgen would be entitled to other applicable benefits, such as payment under the Company’s Deferred Compensation Plan.

F. Lane Cardwell, Jr.

Mr. Cardwell did not have an employment agreement with the Company in connection with his service as Interim President and CEO, and he was not eligible to participate in the Severance Plans. Mr. Cardwell did not receive severance payments upon his departure from the Company. During his tenure as Interim President and CEO, Mr. Cardwell received 246,914 service-based stock options with a grant price of $2.47 and a grant date fair value of $200,000. The stock options cliff vested at the end of fiscal year 2017 and had a maximum term of seven years. Additionally, Mr. Cardwell received 80,972 phantom stock units with a grant date fair value of $200,000. The phantom stock units vested at the end of fiscal year 2017 and entitled Mr. Cardwell to receive a cash payment equal to the value of a single share of the Company’s common stock upon vesting. On August 10, 2017, Mr. Cardwell waived receipt of the stock option and phantom stock unit awards, and such waiver was approved by the Compensation Committee.

Ruby Tuesday, Inc. Executive Severance Plan

Messrs. Ellis and Skena and Mses. Briley and Parish are covered by the Severance Plan. Pursuant to his Employment Agreement, Mr. Hyatt will not participate in the Severance Plan until the first anniversary of the commencement of his employment with the Company. The Severance Plan provides for the payment of severance and other benefits to eligible employees in the event of a termination of employment with the Company, other than for Cause or death, or termination of employment with the Company for Good Reason, each as defined in the Severance Plan (and each a “Qualifying Termination”). In the event of a Qualifying Termination, and subject to the execution of a general release of liability against the Company and certain other restrictions, the Severance Plan provides the following payments and benefits to the Named Executives:

o	A lump-sum payment in an amount equal to the product of (i) the applicable severance multiple (for Messrs. Ellis and Skena and Mses. Briley and Parish, 1.5); and (ii) the executive’s base salary;
o

A lump-sum payment in an amount equal to the amount the executive would have earned under the Company’s applicable annual incentive plan had the executive remained employed through the date the Compensation Committee determined the Company’s performance under the incentive plan, adjusted on a pro rata basis based on the number of days the executive was actually employed during the incentive plan year; and

o

A lump-sum payment in an amount equal to the product of (i) 1.5 and (ii) the annual employer contributions to the executive’s medical, dental, optical, and group term-life insurance coverage in effect for the year of termination based on the same coverage level and cost to the executive as in effect immediately prior to the executive’s termination.

Ruby Tuesday, Inc. Change in Control Severance Plan

Messrs. Ellis and Skena and Mses. Briley and Parish are also covered by the CIC Plan. Pursuant to his Employment Agreement, Mr. Hyatt will not participate in the CIC Plan until the first anniversary of the commencement of his employment with the Company. The CIC Plan provides for the payment of severance and other benefits to eligible employees in the event of a termination of employment with the Company, other than for Cause or death, or termination of employment with the Company for Good Reason, provided such termination occurs within 24 months after a Change in Control, all as defined by the CIC Plan (such terminations are a “CIC Qualifying Termination”). In the event of a CIC Qualifying Termination, and subject to the execution of a general release of liability against the Company and certain other restrictions, the CIC Plan provides the following payments and benefits to the Named Executives:

o

A lump-sum payment in an amount equal to the product of (i) the applicable severance multiple (for Messrs. Ellis and Skena and Mses. Briley and Parish, 2); and (ii) the executive’s base salary, including Target Annual Bonus, as defined in the CIC Plan;

o

A lump-sum payment in an amount equal to the executive’s Target Annual Bonus, adjusted on a pro rata basis based on the number of days the executive was actually employed during the applicable incentive plan year;

o

A lump-sum payment in an amount equal to the product of (i) 1.5 and (ii) the annual employer contributions to the executive’s medical, dental, optical, and group term-life insurance coverage in effect for the year of termination based on the same coverage level and cost to the executive as in effect immediately prior to the executive’s termination; and

o	Reimbursement for outplacement service costs incurred within 18 months following the termination up to a maximum of $30,000, subject to certain restrictions.

Both Severance Plans require execution of a general release of claims against the Company and provide that any payment is in lieu of any other payments that may be due to the executive under any other plan or agreement (excluding any outstanding long-term incentive plan awards, whose treatment is determined pursuant to the applicable long-term incentive plan under which the award was granted and the related award agreement). In addition, both Severance Plans require compliance with certain restrictive covenants, including noncompetition, nonsolicitation, nondisclosure of confidential information, and nondisparagement.

Neither the Severance Plan nor the CIC Plan provides for a gross-up payment to any Named Executive, or any other eligible employee, to offset any excise taxes that may be imposed on excess parachute payments under Section 4999 of the Internal Revenue Code or any similar federal, state, or local tax that may be imposed (the “Excise Tax”). Instead, the Severance Plans provide that in the event that the payments described would, if paid, be subject to the Excise Tax, then the payments will be reduced to the extent necessary so that no portion of the payments is subject to the Excise Tax, provided that the net amount of the reduced payments, after giving effect to the income tax consequences, is greater than or equal to the net amount of the payments without such reduction, after giving effect to the Excise Tax and income tax consequences.

Deferred Compensation

The Named Executives are eligible to participate in the Deferred Compensation Plan. The last column of the “2017 Nonqualified Deferred Compensation” table of this Form 10-K/A reports each Named Executive’s aggregate balance in the Deferred Compensation Plan at June 6, 2017. If the Named Executives had terminated employment on the last day of fiscal year 2017, the Company would have been required to distribute from its general assets to each Named Executive the amount in his or her deferred compensation account. As described below, the timing and form of distribution would have depended upon the participant’s election and the plan rules. The account balances continue to be credited with increases and decreases reflecting changes in the value of the underlying investments; therefore, amounts actually received by the Named Executives may differ from those shown in the “2017 Nonqualified Deferred Compensation” table of this Form 10-K/A.

Mr. Buettgen’s employment agreement provided that he was eligible to participate in the Deferred Compensation Plan pursuant to the plan’s terms. His employment agreement further provided that Mr. Buettgen receive credit for his years of service during his most recent tenure with Darden. This credit applied to the determination of eligibility; vesting; and Company contributions, if any, under the plan.

Equity Awards

Stock Options

If any of the Named Executives’ employment were to be terminated (i) involuntarily other than for cause, (ii) due to death, disability, divestiture, or retirement at age 65, or (iii) if the Company experienced a change in control, any non-exercisable stock options would become exercisable, as those criteria are defined in the applicable plan or agreement. Upon his departure from the Company in fiscal year 2017, Mr. Buettgen’s outstanding service-based stock options vested. After his departure as interim President and CEO, in August 2017 Mr. Cardwell waived receipt of the stock option awards granted to him in connection with his service as interim President and CEO, and such waiver was approved by the Compensation Committee.

Restricted Stock Awards

Service-based restricted stock awarded to the Named Executives is subject to service conditions and performance-based restricted stock is subject to performance and service conditions. Vesting of restricted stock awards will be accelerated upon certain events. Therefore, if an involuntary termination of employment without cause or due to death, disability or attainment of a certain age or satisfaction of the “Rule of 90” under the ESPP had occurred or, in the case of certain awards, had a divestiture or a change in control occurred on the last day of fiscal year 2017, the vesting of restricted stock awards would have been accelerated. For service-based restricted stock, all of the restricted shares would have vested under the early vesting scenarios described above. In connection with his departure, Mr. Buettgen’s outstanding unvested service-based Restricted Stock awards vested.

Restricted Stock Unit Awards / Performance Stock Unit Awards / Phantom Stock Units

Service-based RSUs and phantom stock units awarded to the Named Executives are subject to service conditions and performance-based RSUs and stock unit awards are subject to performance and service conditions. Vesting of these awards will be accelerated upon certain events. Full vesting of the service-based RSUs and phantom stock units accelerates upon an involuntary termination of employment without cause, death, or disability, or upon a change in control. Vesting of the performance-based RSUs and stock units accelerate upon an involuntary termination of employment without cause, death, disability, or upon voluntary termination after attaining a specified age. The number of performance-based RSUs that vest in such situations is equal to the number of RSUs that would have vested based solely upon the performance level achieved multiplied by a fraction where the numerator is the number of whole twelve-month periods commencing with July 1 of the year in which the grant was made through and including the effective date of the termination of employment and the denominator is 3. Upon a change in control, all of the performance-based RSUs and stock units vest at the target performance level. In connection with their departure, Messrs. Buettgen’s and Patterson’s outstanding unvested service-based RSUs and phantom stock units vested. Likewise, Messrs. Buettgen and Patterson satisfied a portion of the service component of their outstanding unvested performance-based RSUs; however, the number of RSUs they will receive will be determined at the time the Company determines the performance level achieved for those awards. After his departure as interim President and CEO, in July 2017 Mr. Cardwell agreed to forfeit the service-based phantom stock unit award granted to him in connection with his service as interim President and CEO, and the Compensation Committee approved such waiver.

The following table provides the intrinsic value (the value of the option award based upon the closing price of the Company’s Common Stock on June 6, 2017 minus the exercise price) of stock option, restricted stock, RSUs, PSUs, and phantom stock units that would become exercisable or vested if the Named Executive had terminated employment or if the Company had experienced a change in control as of June 6, 2017.

Name of Executive	Involuntary Termination Other Than For Cause,(1) Death or Disability ($)	Change in Control ($)(2)
J.F. Hyatt, II	326,704	326,704
L.S. Briley	201,933	360,931
M.K. Ellis	192,708	275,496
R.J. Parish	213,067	383,329
D.W. Skena	208,410	378,671
J.J. Buettgen	-	-
B.A. Patterson	-	-

(1)

“Cause” is defined as conduct amounting to (a) fraud or dishonesty in the performance of the executive’s duties, (b) the executive’s willful misconduct, refusal to follow the reasonable directions of his/her supervisors, or knowing violation of law, rules, or regulations (including misdemeanors relating to public intoxication, driving under the influence, use or possession of controlled substances or relating to conduct of a similar nature), (c) acts of moral turpitude or personal conduct in violation of the Company’s Code of Business Conduct and Ethics, (d) absence from work without a reasonable excuse, (e) intoxication with alcohol or drugs while on Company’s or affiliates’ premises, (f) conviction or plea of guilty or nolo contendere to a crime involving dishonesty, or (g) a breach or violation of the terms of any agreement to which the Named Executive and the Company are a party. For the restricted stock and stock option awards for the other Named Executives, the term “Disability” is defined under the SIP as having the same meaning as provided in the long-term disability plan or policy maintained by the Company. For the RSUs for the other Named Executives, the term “Disability” means the Named Executive is (i) unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment that can be expected to result in death or can be expected to last for a continuous period of not less than twelve (12) months or (ii) by reason of any medically determinable physical or mental impairment that can be expected to result in death or can be expected to last for a continuous period of not less than twelve (12) months, receiving income replacement benefits for a period of not less than three months under an accident and health plan covering employees of the Company and its affiliates. The determination of Disability will be made in accordance with the definition of “disability” under Internal Revenue Service Code Section 409A.

(2)	Amounts shown in this column include amounts that are change in control payments. Pursuant to the restricted stock and stock option awards, “Change in Control” means:

(i)     the acquisition by any individual, entity or “group” (within the meaning of Section 13(d)(3) or Section 14(d)(2) of the Securities Exchange Act of 1934 (a “Person”) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Securities Exchange Act of 1934) of voting securities of the Company where such acquisition causes any such Person to own twenty-five percent (25%) or more of the combined voting power of the then outstanding voting securities then entitled to vote generally in the election of directors (the “Outstanding Voting Securities”); provided, however, that the following shall not constitute a Change in Control: (1) any acquisition directly from the Company, unless such a Person subsequently acquires additional shares of Outstanding Voting Securities other than from the Company; or (2) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any affiliate.

(ii)     within any twelve-month period (beginning on or after the Effective Date), the persons who were directors of the Company immediately before the beginning of such twelve-month period (the “Incumbent Directors”) shall cease to constitute at least a majority of the Board of Directors of the Company; provided that any director who was not a director as of the Effective Date shall be deemed to be an Incumbent Director if that director was elected to the Board of Directors by, or on the recommendation of or with the approval of, at least two-thirds of the directors who then qualified as Incumbent Directors; and provided further that no director whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of directors shall be deemed to be an Incumbent Director;

(iii)     the consummation of a reorganization, merger or consolidation, with respect to which persons who were the stockholders of the Company immediately prior to such reorganization, merger or consolidation do not, immediately thereafter, own more than fifty percent (50%) of the combined voting power entitled to vote in the election of directors of the reorganized, merged or consolidated company’s then outstanding voting securities;

(iv)     the sale, transfer or assignment of all or substantially all of the assets of the Company and its affiliates to any third party; or

(v)     the liquidation or dissolution of the Company.

Pension Benefits

Because the ESPP was frozen on January 1, 2016, of the Named Executives, only Mr. Buettgen was a participant. Under the terms of the ESPP, benefits are subject to forfeiture or actuarial reduction based upon certain willful misconduct or prohibited business competition by the participant. Mr. Buettgen’s accumulated pension benefit as of June 6, 2017 is included within the “Pension Benefits for Fiscal Year 2017” section of this Form 10-K/A.

Retiree Health Insurance Plan

Named Executives who participate in the ESPP and terminate employment after becoming early-retirement eligible under the ESPP are eligible, along with their spouse and dependents, to participate in the retiree health insurance plan. The Named Executive pays 100% of the premium under the retiree health insurance plan. Once a Named Executive reaches age 65, he or she is no longer eligible to participate in the retiree health insurance plan. Instead, the Company will provide $70 per month toward Medicare supplement coverage until the Named Executive’s death.

Disability

The short-term and long-term disability plans are available generally to all salaried employees. The short-term disability benefit is equal to 100% of salary for 90 days. The long-term disability plan for employees holding the position of vice president and higher, including the Named Executives, defines disability as being disabled from the position previously held with the Company while the definition of disability for all other participants in the plan requires that, after two years of disability, the employee must be disabled from any job in order to continue to receive benefits under the plan.

Item 12. Security Ownership of Certain Beneficial Owners

and Management and Related Stockholder Matters

Beneficial Ownership of Common Stock

The following table sets forth certain information as of September 25, 2017 (except as otherwise noted) regarding the amount of Common Stock beneficially owned by all persons known to the Company to beneficially own more than 5% of the outstanding Common Stock, each director and director nominee of the Company, each Named Executive (as defined below), and all directors and executive officers of the Company as a group. An asterisk (*) indicates beneficial ownership of less than 1% of the outstanding Common Stock. Unless otherwise indicated, the address for each person listed is c/o Ruby Tuesday, Inc., 333 East Broadway Avenue, Maryville, Tennessee 37804.

Name or Group	Number of Shares Beneficially Owned(1)	Percent of Class(2)
Five Percent Shareholders
BlackRock, Inc.(3)	7,221,457	12.0%
Donald Smith & Co., Inc.(4)	6,141,132	10.1%
Leon Capital Partners, LLC(5)	5,755,485	9.5%
Dimensional Fund Advisors LP(6)	5,056,493	8.4%
The Vanguard Group(7)	3,089,873	5.1%
Directors and Named Executive Officers
Mark W. Addicks(8)	66,195	*
F. Lane Cardwell, Jr.	146,256	*
Kevin T. Clayton(9)	238,681	*
Donald E. Hess(10)	246,495	*
James F. Hyatt, II(11)	321,471	*
Bernard Lanigan, Jr.(12)	309,592	*
Jeffrey J. O’Neill(13)	93,891	*
Stephen I. Sadove(14)	255,178	*
L. Sue Briley(15)	60,006	*
Michael K. Ellis(16)	34,973	*
Rhonda J. Parish(17)	65,214	*
Dave W. Skena(18)	56,464	*
All directors and executive officers as a group (13 persons)(19)	1,939,389	3.2%
Former Directors and Named Executive Officers
James J. Buettgen(20)	897,821	1.5%
Brett A. Patterson(21)	64,405	*

(1)

The amounts shown include: (i) shares subject to currently exercisable options and options exercisable within 60 days after September 25, 2017; and (ii) unvested restricted shares that are subject to service criteria. Unless otherwise noted, each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by him or her.

(2)

“Percent of Class” has been calculated by taking into account all shares as to which the indicated person has sole or shared voting or investment power (including unvested restricted shares and shares subject to currently exercisable options and options exercisable within 60 days after September 25, 2017), without regard to any disclaimers of beneficial ownership by the person indicated. Except for the five percent shareholders whose holdings are reflective as of the dates shown below, percentage of ownership is based on 61,015,334 shares of Common Stock outstanding as of September 25, 2017 (this amount includes 614,931 unvested restricted shares and restricted stock units and 92,623 options exercisable by Named Executives within 60 days of September 25, 2017).

(3)

The information presented is based solely on the Schedule 13G/A filed with the SEC by BlackRock, Inc. reporting beneficial ownership as of December 31, 2016, and the percentage beneficially owned was determined based on the shares outstanding as of that date. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(4)

The information presented is based solely on the Schedule 13G/A filed with the SEC reporting beneficial ownership as of February 7, 2017, and the percentage beneficially owned was determined based on the shares outstanding as of that date. The address of Donald Smith & Co., Inc. is 152 West 57th Street, New York, NY 10019.

(5)

The information presented is based solely on the Schedule 13D filed with the SEC reporting beneficial ownership as of March 15, 2017, and the percentage beneficially owned was determined based on the shares outstanding as of that date. The address of Leon Capital Partners, LLC is 3500 Maple Avenue, Dallas, TX 75219.

(6)

The information presented is based solely on the Schedule 13G/A filed with the SEC reporting beneficial ownership as of December 31, 2016, and the percentage beneficially owned was determined based on the shares outstanding as of that date. The address of Dimensional Fund Advisors LP is Building One, 6300 Bee Cave Road, Austin, TX 78746.

(7)

The information presented is based solely on the Schedule 13F filed with the SEC reporting beneficial ownership as of December 31, 2016, and the percentage beneficially owned was determined based on the shares outstanding as of that date. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

(8)	The total amount for Mr. Addicks includes 36,437 unvested restricted shares.
(9)	The total amount for Mr. Clayton includes 36,437 unvested restricted shares.
(10)	The total amount for Mr. Hess includes 36,437 unvested restricted shares and 105,300 shares held between three LLCs in which Mr. Hess has shared voting and investment power.
(11)	The total amount of 321,471 for Mr. Hyatt is all comprised of unvested restricted shares.
(12)

The total amount includes 134,000 shares held by a partnership with shared control and in which Mr. Lanigan has shared voting and investment power; 12,830 shares held in a family limited partnership; and 36,437 unvested restricted shares.

(13)	The total amount for Mr. O’Neill includes 36,437 unvested restricted shares.
(14)	The total amount for Mr. Sadove includes 36,437 unvested restricted shares.
(15)	The total amount for Ms. Briley includes 13,192 unvested restricted shares and RSUs and options exercisable within 60 days after September 25, 2017 to purchase 24,719 shares.
(16)	The total amount for Mr. Ellis includes 11,998 unvested RSUs and options exercisable within 60 days after September 25, 2017 to purchase 16,976 shares.
(17)

The total amount for Ms. Parish includes 18,825 unvested restricted shares and RSUs, 29,413 shares held by Ms. Parish and her spouse as tenants in common, and options exercisable within 60 days after September 25, 2017 to purchase 16,976 shares.

(18)

The total amount for Mr. Skena includes 18,825 unvested restricted shares and RSUs, 11,250 shares held by Mr. Skena and his spouse as tenants in common, and options exercisable within 60 days after September 25, 2017 to purchase 16,976 shares.

(19)	The total amount includes 614,931 unvested restricted shares and RSUs and options exercisable within 60 days after September 25, 2017 to purchase 92,623 shares.
(20)

The total amount sets forth shares beneficially held by Mr. Buettgen as of September 13, 2016, based on the best information that the Company had upon his departure. The amount includes 286,232 restricted shares and RSUs that vested upon Mr. Buettgen’s termination. All of Mr. Buettgen’s remaining stock options had expired by September 25, 2017.

(21)	The total amount for Mr. Patterson is based on the best information that the Company has as of September 25, 2017. All of Mr. Patterson’s remaining stock options had expired by September 25, 2017.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information as of the end of fiscal year 2017 with respect to equity compensation plans of the Company:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights ($)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#)
Equity compensation plans approved by security holders	1,693,869	6.09	4,726,306(1)
Equity compensation plans not approved by security holders	-	-	-
Total	1,693,869	6.09	4,726,306

(1)	This amount consists of 9,062 shares available for issuance under the 1996 SIP and 4,717,244 shares available for issuance under the SIP.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions

The Board has adopted a written policy that all related person transactions with the Company must be approved in advance by the Audit Committee. All potential related person transactions must be submitted to the Secretary for subsequent submission to the Audit Committee. The Audit Committee or Board evaluates whether to approve a proposed related person transaction based on the following factors:

o	whether the terms of the proposed transaction are fair to the Company and on the same basis as would apply if the transaction did not involve a related person;
o	whether there are any business reasons for the Company to enter into the proposed transaction;
o	whether the proposed transaction would impair the independence of an outside director;
o

whether the proposed transaction would present an improper conflict of interest for any related person, taking into account the size of the transaction, the overall financial position of the related person, the direct or indirect nature of the related person’s interest in the transaction, and the ongoing nature of any proposed relationship; and

o	any other factors the Audit Committee or Board deems relevant.

There were no related person transactions with the Company in fiscal year 2017.

Directors’ Independence

As required by NYSE corporate governance standards, at all times a majority of the members of the Company’s Board are “independent” within the meaning of NYSE rules. To assist it in making the annual affirmative determination of each director’s independence, the Board has adopted Categorical Standards of Director Independence (“Categorical Standards”) which are posted on our website at http://rubytuesday.com/investors/ corporate governance. A director will be considered “independent” only if he or she meets the requirements of the Categorical Standards and the criteria for independence set forth from time to time by the NYSE corporate governance standards.

The Board has affirmatively determined that all of the Company’s directors, with the exception of Mr. Hyatt, are “independent” under the Categorical Standards and the NYSE corporate governance standards. Mr. Hyatt is disqualified from being “independent” because he is also an executive officer of the Company. Each member of the Board’s Audit, Executive Compensation, and Governance Committees is “independent” as required by the respective charters of each Committee and the NYSE corporate governance standards.

Item 14. Principal Accounting Fees and Services

Accountants’ Fees and Expenses

The following table sets forth fees for professional services rendered by KPMG LLP (“KPMG”) for the fiscal years ended June 6, 2017 and May 31, 2016.

	Fiscal Year Ended
	June 6, 2017	May 31, 2016
Audit Fees (1)	$1,063,860	$1,100,000
Audit-related Fees (2)	36,000	35,000
Tax Fees (3)	-	196,000
Total Fees	$1,099,860	$1,331,000

(1)

Audit fees include fees for the audits of the Company’s annual consolidated financial statements, audits of the effectiveness of internal control over financial reporting, reviews of the interim condensed consolidated financial statements included in our quarterly reports on Form 10-Q for the first three quarters of fiscal years 2017 and 2016, and the services that are normally rendered by the auditor in connection with regulatory filings.

(2)	Audit-related fees include fees for audits of the financial statements of one of the Company’s employee benefit plans.
(3)	Tax fees include fees for tax consulting services.

Audit Committee Policy for the Engagement of the Independent Auditor for Audit and Permitted Non-Audit Services

The Audit Committee has adopted a policy governing the provision of audit and permitted non-audit services by our independent registered public accounting firm. Pursuant to this policy, the Audit Committee will consider annually, and, if appropriate, approve, the engagement of the independent registered public accounting firm to provide audit, review, and attest services for the relevant fiscal year. Any changes to the terms and conditions of the annual engagement, resulting from changes in audit scope or Company structure or from other subsequent events, must be approved in advance by the Audit Committee.

The policy also provides that any proposed engagement of the independent registered public accounting firm for non-audit services that are permitted under applicable laws, rules, and regulations, must be approved in advance by the Audit Committee, except that the pre-approval requirement is waived with respect to the provision of non-audit services if (i) the aggregate amount of such services does not exceed five percent of the total fees paid by the Company to the accounting firm in the fiscal year in which the services are provided; (ii) such services are not recognized to constitute non-audit services at the time of engagement of the independent registered public accounting firm; and (iii) such services are promptly brought to the attention of the Audit Committee and properly approved prior to completion of the service. Such approvals are to be obtained at regularly scheduled meetings of the Audit Committee, except in special circumstances where delaying such approval until the next regularly scheduled meeting of the Audit Committee is impractical. In such special circumstances, approval of such engagements may be obtained by special approval of the Audit Committee or by approval of the Audit Committee Chairman, to whom the Audit Committee has delegated specific approval authority. The policy prohibits the engagement of an independent registered public accounting firm in instances in which the engagement is prohibited by applicable laws, rules, and regulations.

All of the services, if any, provided under audit fees, audit-related fees, and tax fees were pre-approved by the Audit Committee.

Determination of Auditor Independence

The Audit Committee has considered and evaluated the services provided by KPMG and has determined that the provision of such services was not incompatible with maintaining KPMG’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description of Exhibit

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Position	Date

/s/ Sue Briley Sue Briley	Chief Financial Officer (Principal Financial Officer)	Date: October 4, 2017

/s/ Wayne Kalish Wayne Kalish	Vice President, Corporate Controller (Principal Accounting Officer)	Date: October 4, 2017