Form 10-Q
period 2017-09-05
RUBY TUESDAY INC
filed 2017-10-16
CIK 68270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 5, 2017

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

The number of shares of common stock outstanding as of October 9, 2017, was 61,186,581.

Special Note Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including one or more of the following:  future financial performance (including our estimates of changes in same-restaurant sales, average unit volumes, operating margins, expenses, and other items), future capital expenditures, the effect of strategic initiatives (including statements relating to our asset rationalization project, cost savings initiatives, and the benefits of our marketing), the opening or closing of restaurants by us or our franchisees, sales of our real estate or purchases of new real estate, future borrowings and repayments of debt, availability of financing on terms attractive to the Company, compliance with financial covenants in our debt instruments, payment of dividends, stock and bond repurchases, restaurant acquisitions and dispositions, and changes in senior management and in the Board of Directors. We caution the reader that a number of important factors and uncertainties could, individually or in the aggregate, cause our actual results to differ materially from those included in the forward-looking statements, including, without limitation, the risks and uncertainties described in the Risk Factors included in Part I, Item A of our Annual Report on Form 10-K for the year ended June 6, 2017 and the following:

●	general economic conditions;
●	changes in promotional, couponing and advertising strategies;
●	changes in our customers’ disposable income;
●	consumer spending trends and habits;
●	increased competition in the restaurant market;
●	laws and regulations, including those affecting labor and employee benefit costs, such as further potential increases in state and federally mandated minimum wages and healthcare reform;
●	changes in senior management or in the Board of Directors;
●	the impact of pending litigation;
●	customers’ acceptance of changes in menu items;
●	changes in the availability and cost of capital;
●	potential limitations imposed by debt covenants under our debt instruments;
●	weather conditions in the regions in which Company-owned and franchised restaurants are operated;
●	costs and availability of food and beverage inventory, including supply and delivery shortages or interruptions;
●	significant fluctuations in energy prices;
●	security breaches of our customers’ or employees’ confidential information or personal data or the failure of our information technology and computer systems;
●	our ability to attract and retain qualified managers, franchisees and team members;
●	impact of adoption of new accounting standards;
●	impact of food-borne illnesses resulting from an outbreak at one of our restaurants or other competing restaurant concepts; and
●	effects of actual or threatened future terrorist attacks in the United States.

On October 16, 2017, we agreed to be acquired by NRD Capital Management, LLC (“NRD”), subject to the satisfaction of certain conditions. Factors related to the acquisition which could cause actual results to differ from those projected or contemplated in any such forward-looking statements include, but are not limited to, the following factors: (1) the risk that the conditions to the closing of the transaction are not satisfied, including the risk that shareholders will not approve the transaction; (2) the risk that NRD will be unable to obtain the financing required to consummate the proposed transaction; (3) the risk that a regulatory approval that may be required for the proposed transaction is delayed, is not obtained, or is obtained subject to conditions that are not anticipated (4) potential litigation relating to the transaction; (5) uncertainties as to the timing of the consummation of the transaction and the ability of each of us and NRD to consummate the transaction; (6) risks that the proposed transaction disrupts the current plans and operations of us or NRD; (7) the ability of us to retain and hire key personnel; (8) competitive responses to the proposed transaction; (9) costs, charges or expenses resulting from or incurred in connection with the transaction; (10) potential adverse reactions or changes to business relationships resulting from the announcement or completion of the transaction; and (11) legislative, regulatory and economic developments.

Part I - Financial Information Item 1.

Ruby Tuesday, Inc. and Subsidiaries

Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations and

Comprehensive Loss

(In thousands, except per-share data)

(Unaudited)

	Thirteen Weeks Ended
	September 5, 2017	August 30, 2016
Revenue:
Restaurant sales and operating revenue	$216,406	$255,764
Franchise revenue	901	893
Total revenue	217,307	256,657

Operating costs and expenses:
Cost of goods sold	58,299	72,190
Payroll and related costs	76,517	90,607
Other restaurant operating costs	46,079	57,363
Depreciation and amortization	9,429	11,229
General and administrative expenses	13,884	16,089
Marketing expenses, net	10,003	15,496
Closures and impairments, net	7,819	30,192
Interest expense, net	5,072	4,877
Total operating costs and expenses	227,102	298,043

Loss before income taxes	(9,795)	(41,386)
Provision/(benefit) for income taxes	51	(1,694)

Net loss	$(9,846)	$(39,692)

Other comprehensive income:
Pension liability reclassification	144	355
Total comprehensive loss	$(9,702)	$(39,337)

Loss per share:
Basic	$(0.16)	$(0.66)
Diluted	$(0.16)	$(0.66)

Weighted average shares:
Basic	60,411	59,790
Diluted	60,411	59,790

The accompanying notes are an integral part of the condensed consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per-share data)

(Unaudited)

	Thirteen Weeks Ended
	September 5, 2017	June 6, 2017
Assets:
Current assets:
Cash and cash equivalents	$48,068	$41,714
Restricted Cash	30	6,445
Accounts and other receivables	5,856	7,315
Inventories:
Merchandise	9,772	10,701
China, silver and supplies	6,418	6,477
Income tax receivable	3,161	3,061
Prepaid rent and other expenses	10,721	10,499
Assets held for sale	8,561	12,825
Total current assets	92,587	99,037

Property and equipment, net	567,114	583,097
Other assets	41,321	41,508
Total assets	$701,022	$723,642

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$12,970	$17,570
Accrued liabilities:
Taxes, other than income and payroll	10,063	11,028
Payroll and related costs	12,413	15,505
Insurance	5,394	5,740
Rent and other	30,890	33,812
Deferred revenue – gift cards	13,930	15,051
Current maturities of long-term debt, including capital leases	379	368
Total current liabilities	86,039	99,074

Long-term debt and capital leases, less current maturities	213,255	213,341
Deferred escalating minimum rent	43,767	43,464
Other deferred liabilities	60,063	60,397
Total liabilities	403,124	416,276

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock, $0.01 par value; (authorized: 100,000 shares; issued and outstanding: 2018 – 61,015 shares, 2017 – 60,755 shares)	610	607
Capital in excess of par value	79,762	79,531
Retained earnings	225,364	235,210
Deferred compensation liability payable in Company stock	280	303
Company stock held by Deferred Compensation Plan	(280)	(303)
Accumulated other comprehensive loss	(7,838)	(7,982)
Total shareholders' equity	297,898	307,366
Total liabilities and shareholders' equity	$701,022	$723,642

The accompanying notes are an integral part of the condensed consolidated financial statements.

Ruby Tuesday, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	September 5, 2017	August 30, 2016
Operating activities:
Net loss	$(9,846)	$(39,692)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,429	11,229
Loss on impairments, including disposition of assets	6,944	6,253
Inventory write-off	–	2,754
Share-based compensation expense	234	861
Lease reserve adjustments	234	17,728
Deferred escalating minimum rent	253	261
Pension curtailment expense	436	–
Other, net	1,271	150
Changes in operating assets and liabilities:
Receivables	1,062	1,004
Inventories	989	404
Income taxes	(100)	(1,718)
Prepaid and other assets	(608)	1,229
Accounts payable, accrued and other liabilities	(7,634)	1,508
Net cash provided by operating activities	2,664	1,971

Investing activities:
Purchases of property and equipment	(4,874)	(6,358)
Proceeds from sale of assets	8,980	5,257
Insurance proceeds from property claims	567	150
Reductions in Deferred Compensation Plan assets	344	312
Other, net	(26)	860
Net cash provided by investing activities	4,991	221

Financing activities:
Principal payments on long-term debt	(360)	(475)
Stock repurchases	–	(26)
Payments for debt issuance costs	(941)	(7)
Net cash used by financing activities	(1,301)	(508)

Increase in cash and cash equivalents	6,354	1,684
Cash and cash equivalents:
Beginning of fiscal year	41,714	66,964
End of quarter	$48,068	$68,648

Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amount capitalized	$99	$314
Income taxes, net	$151	$7
Significant non-cash investing and financing activities:
Retirement of fully depreciated assets	$1,774	$7,175
Reclassification of properties to assets held for sale	$1,550	$7,493

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

At September 5, 2017, we owned and operated 541 Ruby Tuesday restaurants concentrated primarily in the Southeast, Northeast, Mid-Atlantic, and Midwest of the United States, which we consider to be our core markets. As discussed further in Note 7 to the Condensed Consolidated Financial Statements, during the 13 weeks ended August 30, 2016, we closed 99 Company-owned restaurants, 95 of which were closed following a comprehensive review of the Company’s property portfolio as they were perceived to have limited upside due to market concentration, challenged trade areas, and other factors.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. In addition, certain reclassifications were made to prior period amounts to conform to the current period presentation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates. Operating results for the 13 weeks ended September 5, 2017 are not necessarily indicative of results that may be expected for the 52-week year ending June 5, 2018. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in RTI’s Annual Report on Form 10-K for the fiscal year ended June 6, 2017.

Reclassifications

As shown in the table below, we split our previously reported expenses within Selling, general, and administrative, net into separately reported General and administrative expenses and Marketing expenses, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the prior periods to be comparable with the classification for the 13 weeks ended September 5, 2017. Amounts presented are in thousands.

	Thirteen Weeks Ended
	As presented August 30, 2016	Reclassifications	As adjusted August 30, 2016
Selling, general, and administrative, net	$31,585	(31,585)	$-
General and administrative expenses	-	16,089	16,089
Marketing expenses, net	-	15,496	15,496

Cash and cash equivalents and Restricted cash are separately reported in the Condensed Consolidated Balance Sheets as of September 5, 2017 and June 6, 2017.  Restricted cash was included within Cash and cash equivalents as of August 30, 2016.   We adjusted the Condensed Consolidated Statement of Cash Flows for the 13 weeks ended August 30, 2016 to be comparable with the current presentation of Restricted cash.

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

	Thirteen weeks ended
	September 5, 2017	August 30, 2016
Net loss	$(9,846)	$(39,692)

Weighted average common shares outstanding	60,411	59,790
Dilutive effect of stock options and restricted stock	–	–
Weighted average common and dilutive potential common shares outstanding	60,411	59,790

Basic net loss per share	$(0.16)	$(0.66)
Diluted net loss per share	$(0.16)	$(0.66)

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

	Thirteen weeks ended
	September 5, 2017	August 30, 2016
Stock options	1,293	2,393
Restricted stock / Restricted stock units	635	758
Total	1,928	3,151

3. Franchise Programs

As of September 5, 2017, our franchisees collectively operated 58 domestic and international Ruby Tuesday restaurants. We do not own any equity interest in our franchisees.

Under the terms of the franchise operating agreements, we charge a royalty fee (generally 4.0% of monthly gross sales), a marketing and purchasing fee (generally 1.5% of monthly gross sales), and a national advertising fee (generally 1.5% of monthly gross sales as of September 5, 2017, but up to a maximum of 3.0% under the terms of the franchise operating agreements).

Amounts received from franchisees for the marketing and purchasing fee and national advertising fee are considered by RTI to be reimbursements, recorded on an accrual basis as earned, and have been netted against Marketing expenses, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss. For the 13 weeks ended September 5, 2017 and August 30, 2016, we recorded $0.4 million and $0.2 million, respectively, in marketing and purchasing fees and national advertising fund fees.

4. Accounts and Other Receivables

Accounts and other receivables consist of the following (in thousands):

	September 5, 2017	June 6, 2017
Amounts due from franchisees	$3,278	$4,014
Third-party gift card sales	880	1,147
Rebates receivable	729	1,031
Other receivables	969	1,123
	$5,856	$7,315

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

As of September 5, 2017 and June 6, 2017, other receivables consisted primarily of amounts due from our distributor, online ordering, sales and other miscellaneous tax refunds, and other receivables.

 5. Property, Equipment, and Assets Held for Sale

Property and equipment, net, is comprised of the following (in thousands):

	September 5, 2017	June 6, 2017
Land	$179,890	$180,520
Buildings	364,433	366,566
Improvements	211,629	227,056
Restaurant equipment	187,673	192,217
Other equipment	71,791	71,851
Surplus properties*	14,809	17,139
Construction in progress and other	1,539	1,172
	1,031,764	1,056,521
Less accumulated depreciation	464,650	473,424
Property and equipment, net	$567,114	$583,097

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

Included within the current assets section of our Condensed Consolidated Balance Sheets at September 5, 2017 and June 6, 2017 are amounts classified as assets held for sale totaling $8.6 million and $12.8 million, respectively. Assets held for sale primarily consist of parcels of land upon which we have no intention to build restaurants, land and buildings of closed restaurants, and various liquor licenses. During the 13 weeks ended September 5, 2017 and August 30, 2016, we sold properties with carrying values of $6.7 million and negligible values, respectively, at net gains of $2.3 million and $0.1 million, respectively. Cash proceeds, net of broker fees, from these sales totaled $9.0 million and $0.1 million for the 13 weeks ended September 5, 2017 and August 30, 2016, respectively.

6. Long-Term Debt and Capital Leases

Long-term debt and capital lease obligations consist of the following (in thousands):

	September 5, 2017	June 6, 2017
Senior unsecured notes	$212,546	$212,546
Unamortized discount	(1,262)	(1,366)
Unamortized debt issuance costs	(2,135)	(2,311)
Senior unsecured notes less unamortized discount and debt issuance costs	209,149	208,869
Revolving credit facility	–	–
Mortgage loan obligations	4,280	4,650
Unamortized discount - mortgage loan obligations	–	(1)
Unamortized debt issuance costs - mortgage loan obligations	(25)	(27)
Capital lease obligations	230	218
Total long-term debt and capital leases	213,634	213,709
Less current maturities	379	368
Long-term debt and capital leases, less current maturities	$213,255	$213,341

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

Interest on the Senior Notes is calculated at 7.625% per annum, payable semiannually on each May 15 and November 15 to holders of record on the May 1 or November 1 immediately preceding the interest payment date. Accrued interest on the Senior Notes and our other long-term debt and capital lease obligations was $5.2 million and $1.2 million as of September 5, 2017 and June 6, 2017, respectively, and is included in Accrued liabilities – Rent and other in our Condensed Consolidated Balance Sheets.

We may redeem the Senior Notes, in whole or in part, at the redemption prices specified in the Indenture plus accrued and unpaid interest. There is no sinking fund for the Senior Notes, which mature on May 15, 2020.

The Indenture contains covenants that limit, among other things, our ability and the ability of certain of our subsidiaries to (i) incur or guarantee additional indebtedness; (ii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iii) make certain investments; (iv) create liens or use assets as security in other transactions; (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all of their assets; (vi) enter into transactions with affiliates; and (vii) sell or transfer certain assets.(viii) repurchase outstanding common stock. These covenants are subject to a number of important exceptions and qualifications, as described in the Indenture, and certain covenants will not apply at any time when the Senior Notes are rated investment grade by the Rating Agencies, as defined in the Indenture. The Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding Senior Notes to be due and payable immediately.

On May 26, 2017, we entered into a 364-day senior secured revolving credit agreement (the “Senior Credit Facility”) with UBS AG, Stamford Branch, under which we may borrow up to $20.0 million. We entered into the Senior Credit Facility to replace our previous $30.0 million revolving credit facility, which expired on May 26, 2017. The terms of the Senior Credit Facility provide for a $15.0 million sublimit for the issuance of standby letters of credit. Under the terms of the Senior Credit Facility, interest rates charged on borrowings can vary depending on the interest rate option we choose to utilize. Our options for the rate are a Base Rate or LIBOR plus in each case, an applicable margin, provided that the rate shall not be less than zero. The Base Rate is defined as the highest of the issuing bank’s prime rate, the Federal Funds rate plus 0.50%, or the Adjusted LIBO rate (as defined in the Senior Credit Facility) plus 1.0%. The applicable margin for the LIBOR rate-based option is 4.00% and for the Base Rate option is 3.00%. We pay commitment fees of 0.50% on the unused portion of the Senior Credit Facility.

As security for the Senior Credit Facility, we have granted the lenders liens and security interests in substantially all of the Company’s personal property, including equity interest in certain of its subsidiaries, and the real property, improvements, and fixtures of 22 Ruby Tuesday restaurants. The real property, improvements, and fixtures of the 22 restaurants pledged as collateral appraised at an approximate of $31.0 million as of February 2017 and have a September 5, 2017 net book value of $34.7 million.

We had no borrowings outstanding under the Senior Credit Facility at September 5, 2017. After consideration of letters of credit outstanding, we had $8.0 million available under the Senior Credit Facility as of September 5, 2017.

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

Under the terms of the Senior Credit Facility we are allowed, under certain circumstances, to repurchase up to $20.0 million of the Senior Notes in any fiscal year. We did not repurchase any Senior Notes during the 13 weeks ended September 5, 2017.

Under the Senior Credit Facility, we are required to comply with financial covenants relating to the maintenance of a minimum appraised value of eligible restaurants and a maximum leverage ratio. The terms of the Senior Credit Facility require us to maintain a minimum appraised value of eligible restaurants of no less than $30.0 million and maximum leverage ratio of no more than 5.00 to 1.00 beginning with the fiscal quarter ended September 5, 2017.

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

We were in compliance with our maximum leverage ratio and other financial covenants as of September 5, 2017.

Our $4.3 million in mortgage loan obligations as of September 5, 2017 consists of various loans assumed upon franchise acquisitions. These loans, which mature between February 2019 and October 2021, have balances which range from $0.4 million to $0.7 million and interest rates of 7.78% to 10.17%. Many of the properties acquired from franchisees collateralize the loans outstanding.

7. Closures and Impairments Expense

Closures and impairments, net include the following (in thousands):

	Thirteen weeks ended
	September 5, 2017	August 30, 2016
Property impairments	$9,124	$6,580
Closed restaurant lease reserves	234	17,728
Inventory write-off	–	2,754
Severance benefits	14	1,760
Other closing expense	767	1,427
Gain on sale of properties	(2,320)	(57)
Closures and impairments, net	$7,819	$30,192

During the 13 weeks ended August 30, 2016, we closed 99 Company-owned restaurants, 95 of which were closed following a comprehensive review of the Company’s property portfolio as they were projected to have limited upside due to market concentration, challenged trade areas, and other factors. Included within Closures and impairments, net for the thirteen weeks ended September 5, 2017 and August 30, 2016 are closed restaurant lease reserves, inventory write-off, severance benefits, and other closing expense of $0.5 million and $24.7 million, respectively, related to these closures.

A rollforward of our future lease obligations associated with closed restaurants is as follows (in thousands):

Reserve for Lease Obligations
Balance at June 6, 2017,	$16,230
Closing expense including rent and other lease charges	234
Payments	(2,045)
Adjustments to deferred escalating minimum rent and other	(12)
Balance at September 5, 2017	$14,407

The amounts comprising future lease obligations associated with closed restaurants in the table above are estimated using certain assumptions, including the period of time it will take to settle the lease with the landlord or find a suitable sublease tenant, and the amount of actual future cash payments could differ from our recorded lease obligations. Of the total future lease obligations included in the table above, $13.5 million is included within Accrued liabilities – Rent and other, less than $0.4 million is included within Deferred escalating minimum rent, and $0.5 million is included within Other deferred liabilities in our Condensed Consolidated Balance Sheet as of September 5, 2017. For the remainder of fiscal year 2018 and beyond, our focus will be on obtaining settlements, or subleases as necessary, on as many of these leases as possible and these settlements could be higher or lower than the amounts recorded. The actual amount of any cash payments made by the Company for lease contract termination costs will be dependent upon ongoing negotiations with the landlords of the leased restaurant properties.

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

Included in our Condensed Consolidated Balance Sheets as of September 5, 2017 and June 6, 2017 are amounts within Accrued liabilities: Payroll and related costs of $1.6 million and $3.0 million, respectively, and amounts within Other deferred liabilities of $33.9 million and $33.5 million, respectively, relating to our three defined benefit pension plans.

Postretirement Medical and Life Benefits
Our Postretirement Medical and Life Benefits plans provide medical benefits to substantially all retired employees and life insurance benefits to certain retirees. The medical plan requires retiree cost sharing provisions that are more substantial for employees who retire after January 1, 1990.

Included in our Condensed Consolidated Balance Sheets as of September 5, 2017 and June 6, 2017 are amounts within Accrued liabilities: Payroll and related costs of $0.1 million as of both dates and amounts within Other deferred liabilities of $0.9 million as of both dates relating to our postretirement medical and life benefits.

The following tables detail the components of net periodic benefit cost for the Retirement Plan, Management Retirement Plan, and the Executive Supplemental Pension Plan (collectively, the "Pension Plans") and the Postretirement Medical and Life Benefits plans, which is recorded as a component of General, and administrative expense in our Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	Pension Plans
	Thirteen weeks ended
	September 5, 2017	August 30, 2016
Service cost	$4	$6
Interest cost	396	420
Expected return on plan assets	(86)	(91)
Recognized actuarial loss	180	338
Curtailment Expense	436	-
Net periodic benefit cost	$930	$673

	Postretirement Medical and Life Benefits
	Thirteen weeks ended
	September 5, 2017	August 30, 2016
Service cost	$1	$1
Interest cost	8	9
Recognized actuarial loss	8	17
Net periodic benefit cost	$17	$27

During the 13 weeks ended September 5, 2017, a $1.4 million lump-sum pension distribution triggered partial settlement accounting for the Executive Supplemental Pension Plan.  Accordingly, reflected in the table above is a pre-tax curtailment expense of $0.4 million for the 13 weeks ended September 5, 2017 representing the recognition of a pro rata portion of the unrecognized loss recorded within accumulated other comprehensive loss.

During the 13 weeks ended September 5, 2017 and August 30, 2016, we reclassified recognized actuarial losses of $0.1 million and $0.4 million, respectively, out of accumulated other comprehensive loss and into pension expense, which is included in General and administrative expenses within our Condensed Consolidated Statements of Operations and Comprehensive Loss.

We also sponsor two defined contribution retirement savings plans. Information regarding these plans is included in our Annual Report on Form 10-K for the fiscal year ended June 6, 2017.

Restaurant Closures and Corporate Restructuring

As of June 6, 2017, liabilities of $0.9 million, representing unpaid obligations related to employee severance and vacation accruals, were included within Accrued liabilities: Payroll and related costs in our Consolidated Balance Sheet. A roll forward of our obligations in connection with employee separations is as follows (in thousands):

Balance at June 6, 2017	$854
Employee severance accruals and unused vacation accruals	167
Cash payments	(1,021)
Balance at September 5, 2017	$-

9. Income Taxes

 Companies are required to apply their estimated annual tax rate on a year-to-date basis in each interim period. Companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable. In this situation, the interim tax rate should be based on the actual year-to-date results. Due to changes in our projections, which have fluctuated as we work through our brand repositioning, a reliable projection of our annual effective rate has been difficult to determine. As such, we recorded a tax provision for the 13 weeks ended September 5, 2017 and August 30, 2016 based on the actual year-to-date results.

We regularly evaluate the need for a valuation allowance for deferred tax assets by assessing whether it is more likely than not that we will realize the deferred tax assets in the future.  A valuation allowance assessment is performed each reporting period, with any additions or adjustments reflected in earnings in the period of assessment.  In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets for each jurisdiction. As of September 5, 2017, we have rolling three-year historical operating losses and have concluded that the negative evidence outweighs the positive evidence.

In accordance with the applicable accounting standards, we are unable to use future income projections to support the realization of our deferred tax assets as a consequence of the above conclusion.   Instead, in determining the appropriate amount of the valuation allowance, we considered the timing of future reversal of our taxable temporary differences and available tax strategies that, if implemented, would result in the realization of deferred tax assets. Our valuation allowance for deferred tax assets totaled $140.4 million and $135.9 million as of September 5, 2017 and June 6, 2017, respectively.

We recorded tax expense of $0.1 million compared to a tax benefit of $1.7 million for the 13 weeks ended September 5, 2017 and August 30, 2016, respectively. Our tax expense included a charge of $5.8 million representing the amount reserved for the increase in deferred tax assets during the quarter which primarily related to general business credit carryforwards and federal and state net operating loss carryforwards.

We had a gross liability for unrecognized tax benefits, exclusive of accrued interest and penalties, of $4.0 million and $3.9 million, respectively, as of September 5, 2017 and June 6, 2017, of which $3.5 million and $3.4 million, respectively, was reclassified against our deferred tax assets. As of September 5, 2017 and June 6, 2017, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate was $2.5 million for both periods. If these benefits were recognized as of September 5, 2017 and June 6, 2017, this would result in adjustments to other tax accounts, primarily deferred taxes and valuation allowance from net operating loss tax benefits of $2.3 million and $2.2 million, respectively. The liability for unrecognized tax benefits as of September 5, 2017 includes an insignificant amount related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations and negotiations with tax authorities.

Interest and penalties related to unrecognized tax benefits are recognized as components of income tax expense. As of September 5, 2017 and June 6, 2017, we had accrued $0.5 million and $0.4 million for the payment of interest and penalties, respectively. During the first quarter of fiscal year 2018, accrued interest and penalties increased by an insignificant amount.

At September 5, 2017, we are no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2012, and with few exceptions, we are no longer subject to state and local examinations by tax authorities prior to fiscal year 2014.

10. Share-Based Employee Compensation

Preferred Stock

RTI is authorized, under its Certificate of Incorporation, to issue up to 250,000 shares of preferred stock with a par value of $0.01. These shares may be issued from time to time in one or more series. Each series will have dividend rates, rights of conversion and redemption, liquidation prices, and other terms or conditions as determined by the Board of Directors. No preferred shares have been issued as of September 5, 2017 and June 6, 2017.

The Ruby Tuesday, Inc. Stock Incentive Plan and the Ruby Tuesday, Inc. 1996 Stock Incentive Plan

A committee, appointed by the Board of Directors, administers the Ruby Tuesday, Inc. Stock Incentive Plan (“SIP”) and the Ruby Tuesday, Inc. 1996 Stock Incentive Plan (“1996 SIP”), and has full authority in its discretion to determine the key employees, officers, and non-employee directors to whom share-based incentives are granted and the terms and provisions of share-based incentives. Share-based awards granted under the SIP and 1996 SIP can have varying vesting provisions and exercise periods as determined by such committee. A majority of currently outstanding share-based awards granted under the SIP and 1996 SIP vest within three years following the date of grant.  A majority of currently outstanding stock options awarded under the SIP and 1996 SIP expire seven years after the date of grant. The SIP and 1996 SIP permit the committee to make awards of shares of common stock, awards of stock options or other derivative securities related to the value of the common stock, and certain cash awards to eligible persons. These discretionary awards may be made on an individual basis or for the benefit of a group of eligible persons. All stock options awarded under the SIP and 1996 SIP have been awarded with an exercise price equal to the fair market value at the time of grant.

At September 5, 2017, we had reserved a total of 6,424,000 shares of common stock for the SIP and 1996 SIP. Of the reserved shares at September 5, 2017, 751,000 were subject to stock options outstanding. Stock option exercises are settled with the issuance of new shares. Net shares of common stock available for issuance at September 5, 2017 were 5,673,000.

Stock Options

The following table summarizes our stock option activity under these stock option plans for the 13 weeks ended September 5, 2017 (Stock Options and Aggregate Intrinsic Value are in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Service-based vesting:
Outstanding at June 6, 2017	1,694	$6.09
Cancellations and forfeitures	(254)	2.51
Expired	(689)	8.33
Outstanding at September 5, 2017	751	$5.24	4.09	$–
Exercisable at September 5, 2017	443	$6.37	2.82	$–

At September 5, 2017, there was approximately $0.2 million of unrecognized pre-tax compensation expense related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 1.5 years. The total fair value at grant date of awards vested during the quarter ended September 5, 2017 was $0.2 million.

Included in cancellations and forfeitures in the table above are 247,000 service-based stock options that our former Interim Chief Executive Officer voluntarily waived receipt of during the quarter ended September 5, 2017.

Restricted Stock and Restricted Stock Units (“RSU”)

The following table summarizes our restricted stock and RSU activity for the 13 weeks ended September 5, 2017 (in thousands, except per-share data):

	Shares	Weighted Average Fair Value
Service-Based Vesting:
Unvested at June 6, 2017	581	$3.24
Granted	179	2.09
Vested	(81)	4.78
Cancellations and forfeitures	(3)	4.73
Unvested at September 5, 2017	676	$3.02

Performance-Based Vesting:
Unvested at June 6, 2017	117	$6.51
Cancellations and forfeitures	(1)	6.51
Unvested at September 5, 2017	116	$6.51

The fair value of restricted stock and RSU awards is based on the closing price of our common stock on the date prior to the grant date. The total intrinsic value of restricted stock and RSU grants vesting during the 13 weeks ended September 5, 2017 was $0.2 million. At September 5, 2017, unrecognized compensation expense related to restricted stock and RSU grants expected to vest totaled $1.0 million and will be recognized over a weighted average vesting period of 1.5 years.

During the 13 weeks ended September 5, 2017, we granted 179,000 restricted shares to our Chief Executive Officer under the terms of the SIP.  The awards will vest in three equal installments over a three-year period following the date of grant.

Phantom Stock Units

The following table summarizes our phantom stock unit activity for the 13 weeks ended September 5, 2017 (in thousands):

Phantom Stock Units
Service-Based Vesting:
Unvested at June 6, 2017	576
Cancellations and forfeitures	(81)
Unvested at September 5, 2017	495

Performance-Based Vesting:
Unvested at June 6, 2017	298
Cancellations and forfeitures	(4)
Unvested at September 5, 2017	294

We began granting phantom stock units during fiscal year 2017.  Each phantom stock unit entitles the recipient to receive a cash payment equal to the value of a single share of our common stock upon vesting. Included in cancellations and forfeitures in the table above are 81,000 service-based phantom stock units that our former Interim Chief Executive Officer voluntarily waived receipt of during the quarter ended September 5, 2017.

Included in our Condensed Consolidated Balance Sheets are amounts within Accrued liabilities: Payroll and related costs of $0.4 million as of June 6, 2017 and amounts within Other deferred liabilities of $0.8 million and $0.5 million as of September 5, 2017 and June 6, 2017, respectively, relating to all of our long-term incentive awards that will settle in cash.

Included within General and administrative expenses in our Consolidated Statements of Operations and Comprehensive Loss is share-based compensation expense of $0.2 million and $0.9 million for the 13 weeks ended September 5, 2017 and August 30, 2016, respectively.

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

12. Fair Value Measurements

The following table presents the fair values of our financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall (in thousands):

	Level	September 5, 2017	June 6, 2017
Deferred compensation plan – Assets	1	$5,356	$5,631
Deferred compensation plan – Liabilities	1	(5,356)	(5,631)

There were no transfers among levels within the fair value hierarchy during the 13 weeks ended September 5, 2017.

The Deferred Compensation Plan and the Ruby Tuesday, Inc. Restated Deferred Compensation Plan (the “Predecessor Plan”) are unfunded, non-qualified deferred compensation plans for eligible employees. Assets earmarked to pay benefits under the Deferred Compensation Plan and Predecessor Plan are held by a rabbi trust. We report the accounts of the rabbi trust in our Consolidated Financial Statements. The investments held by these plans are considered trading securities and are reported at fair value based on third-party broker statements. The realized and unrealized holding gains and losses related to these other investments, as well as the offsetting compensation expense, is recorded in General, and administrative expense in the Consolidated Financial Statements.

The investment in RTI common stock and related liability payable in RTI common stock, which are reflected in Shareholders’ Equity in the Condensed Consolidated Balance Sheets, are excluded from the fair value table above as these are considered treasury shares and reported at cost.

The following table presents the fair values on our Condensed Consolidated Balance Sheets as of September 5, 2017 for those assets and liabilities measured on a non-recurring basis (in thousands):

	Fair Value Measurements
	Level	September 5, 2017
Long-lived assets held for use	2	$6,044

The following table presents the losses recognized during the 13 weeks ended September 5, 2017 and August 30, 2016 resulting from fair value measurements of assets and liabilities measured on a non-recurring basis. The amounts presented are included in Closures and impairments, net in our Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	Thirteen weeks ended
	September 5, 2017	August 30, 2016
Long-lived assets held for use	$9,124	$4,266
Long-lived assets held for sale	–	2,314
Property impairments	$9,124	$6,580

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

Our financial instruments at September 5, 2017 and June 6, 2017 consisted of cash and cash equivalents, accounts receivable and payable, and long-term debt. The fair values of cash and cash equivalents, restricted cash, accounts receivable and payable approximated their carrying values because of the short-term nature of these instruments. The carrying amounts and fair values of our long-term debt, which are not measured on a recurring basis using fair value, are as follows (in thousands):

	September 5, 2017		June 6, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (Level 2)	$213,404	$216,555	$213,491	$209,524

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

Condensed Consolidating Balance Sheet

As of September 5, 2017

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$47,933	$135	$–	$48,068
Restricted cash	30	–	–	30
Accounts and other receivables	1,408	4,448	–	5,856
Inventories	11,754	4,436	–	16,190
Income Tax Receivable	175,585	–	(172,424)	3,161
Other current assets	13,433	5,849	–	19,282
Total current assets	250,143	14,868	(172,424)	92,587

Property and equipment, net	433,009	134,105	–	567,114
Investment in subsidiaries	48,846	–	(48,846)	–
Due from/(to) subsidiaries	97,032	216,009	(313,041)	–
Other assets	37,473	3,848	–	41,321
Total assets	$866,503	$368,830	$(534,311)	$701,022

Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable	$10,440	$2,530	$–	$12,970
Accrued and other current liabilities	41,331	31,359	–	72,690

Current maturities of long-term debt, including capital leases	(1,179)	1,558	–	379
Income tax payable	–	172,424	(172,424)	–
Total current liabilities	50,592	207,871	(172,424)	86,039

Long-term debt and capital leases, less current maturities	210,559	2,696	–	213,255
Due to/(from) subsidiaries	216,009	97,032	(313,041)	–
Other deferred liabilities	91,445	12,385	–	103,830
Total liabilities	568,605	319,984	(485,465)	403,124

Shareholders’ equity:
Common stock	610	–	–	610
Capital in excess of par value	79,762	–	–	79,762
Retained earnings	225,364	48,846	(48,846)	225,364
Accumulated other comprehensive loss	(7,838)	–	–	(7,838)
Total shareholders’ equity	297,898	48,846	(48,846)	297,898
Total liabilities & shareholders’ equity	$866,503	$368,830	$(534,311)	$701,022

Condensed Consolidating Balance Sheet

As of June 6, 2017

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$41,584	$130	$–	$41,714
Restricted cash	6,445	–	–	6,445
Accounts and other receivables	1,913	5,402	–	7,315
Inventories	12,447	4,731	–	17,178
Income tax receivable	175,535	–	(172,474)	3,061
Other current assets	15,969	7,355	–	23,324
Total current assets	253,893	17,618	(172,474)	99,037

Property and equipment, net	446,211	136,886	–	583,097
Investment in subsidiaries	51,214	–	(51,214)	–
Due from/(to) subsidiaries	94,281	213,066	(307,347)	–
Other assets	37,454	4,054	–	41,508
Total assets	$883,053	$371,624	$(531,035)	$723,642

Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable	$14,333	$3,237	$–	$17,570
Accrued and other current liabilities	47,796	33,340	–	81,136

Current maturities of long-term debt, including capital leases	(1,157)	1,525	–	368
Income tax payable	–	172,474	(172,474)	–
Total current liabilities	60,972	210,576	(172,474)	99,074

Long-term debt and capital leases, less current maturities	210,243	3,098	–	213,341
Due to/(from) subsidiaries	213,066	94,281	(307,347)	–
Other deferred liabilities	91,406	12,455	–	103,861
Total liabilities	575,687	320,410	(479,821)	416,276

Shareholders’ equity:
Common stock	607	–	–	607
Capital in excess of par value	79,531	–	–	79,531
Retained earnings	235,210	51,214	(51,214)	235,210
Accumulated other comprehensive loss	(7,982)	–	–	(7,982)
Total shareholders’ equity	307,366	51,214	(51,214)	307,366
Total liabilities & shareholders’ equity	$883,053	$371,624	$(531,035)	$723,642

Condensed Consolidating Statement of Operations and

Comprehensive Loss

For the Thirteen Weeks Ended September 5, 2017

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$159,365	$57,041	$–	$216,406
Franchise revenue	–	901	–	901
Total revenue	159,365	57,942	–	217,307

Operating costs and expenses:
Cost of goods sold	42,947	15,352	–	58,299
Payroll and related costs	54,996	21,521	–	76,517
Other restaurant operating costs	34,071	12,008	–	46,079
Depreciation and amortization	7,038	2,391	–	9,429
General and administrative expenses	14,790	(906)	–	13,884
Intercompany general and administrative allocations	2,189	(2,189)	–	–
Marketing expenses, net	7,575	2,428	–	10,003
Closures and impairments, net	7,208	611	–	7,819
Equity in earnings of subsidiaries	(4,972)	–	4,972	–
Interest expense, net	4,970	102	–	5,072
Intercompany interest expense/(income)	2,943	(2,943)	–	–
Total operating costs and expenses	173,755	48,375	4,972	227,102

(Loss)/income before income taxes	(14,390)	9,567	(4,972)	(9,795)
(Benefit)/provision for income taxes	(4,544)	4,595	–	51

Net (loss)/income	$(9,846)	$4,972	$(4,972)	$(9,846)

Other comprehensive income:
Pension liability reclassification	144	–	–	144
Total comprehensive (loss)/income	$(9,702)	$4,972	$(4,972)	$(9,702)

Condensed Consolidating Statement of Operations and

Comprehensive Loss

For the Thirteen Weeks Ended August 30, 2016

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Revenue:
Restaurant sales and operating revenue	$185,088	$70,676	$–	$255,764
Franchise revenue	10	883	–	893
Total revenue	185,098	71,559	–	256,657

Operating costs and expenses:
Cost of goods sold	52,182	20,008	–	72,190
Payroll and related costs	63,575	27,032	–	90,607
Other restaurant operating costs	40,976	16,387	–	57,363
Depreciation and amortization	8,088	3,141	–	11,229
General and administrative expenses	8,041	8,048	–	16,089
Intercompany general and administrative allocations	10,363	(10,363)	–	–
Marketing expenses, net	11,345	4,151		15,496
Closures and impairments, net	16,584	13,608	–	30,192
Equity in losses of subsidiaries	9,032	–	(9,032)	–
Interest expense, net	4,582	295	–	4,877
Intercompany interest expense/(income)	2,953	(2,953)	–	–
Total operating costs and expenses	227,721	79,354	(9,032)	298,043

Loss before income taxes	(42,623)	(7,795)	9,032	(41,386)
(Benefit)/provision for income taxes	(2,931)	1,237	–	(1,694)
Net (loss)/income	$(39,692)	$(9,032)	$9,032	$(39,692)

Other comprehensive income:
Pension liability reclassification, net of tax	355	–	–	355
Total comprehensive loss	$(39,337)	$(9,032)	$9,032	$(39,337)

Condensed Consolidating Statement of Cash Flows

For the Thirteen Weeks Ended September 5, 2017

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$1,512	$5,549	$(4,397)	$2,664

Investing activities:
Purchases of property and equipment	(3,609)	(1,265)	–	(4,874)
Proceeds from disposal of assets	5,547	3,433	–	8,980
Insurance proceeds from property claims	567	-	-	567
Reductions in Deferred Compensation Plan assets	344	-	-	344
Other, net	(26)	–	–	(26)
Net cash provided by investing activities	2,823	2,168	–	4,991

Financing activities:
Principal payments on long-term debt	12	(372)	–	(360)
Payments for debt issuance costs	(941)	–	–	(941)
Dividends Paid	–	(7,340)	7,340	–
Other intercompany transactions	2,943	–	(2,943)	–
Net cash provided/(used) by financing activities	2,014	(7,712)	4,397	(1,301)

Decrease in cash and cash equivalents	6,349	5	–	6,354
Cash and cash equivalents:
Beginning of fiscal year	41,584	130	–	41,714
End of quarter	$47,933	$135	$–	$48,068

Condensed Consolidating Statement of Cash Flows

For the Thirteen Weeks Ended August 30, 2016

(In thousands)

	Parent	Guarantors	Eliminations	Consolidated
Net cash (used)/provided by operating activities	$(2,847)	$9,280	$(4,462)	$1,971

Investing activities:
Purchases of property and equipment	(4,992)	(1,366)	–	(6,358)
Proceeds from disposal of assets	5,257	–	–	5,257
Other, net	1,322	–	–	1,322
Net cash provided/(used) by investing activities	1,587	(1,366)	–	221

Financing activities:
Principal payments on long-term debt	11	(486)	–	(475)
Stock repurchases	(26)	–	–	(26)
Payments for debt issuance costs	(7)	–	–	(7)
Intercompany dividend	–	(7,415)	7,415	–
Other intercompany transactions	2,953	–	(2,953)	–
Net cash provided/(used) by financing activities	2,931	(7,901)	4,462	(508)

Decrease in cash and cash equivalents	1,671	13	–	1,684
Cash and cash equivalents:
Beginning of fiscal year	66,831	133	–	66,964
End of quarter	$68,502	$146	$–	$68,648

 14. Recently Issued Accounting Pronouncements

Accounting Pronouncements Adopted during Fiscal Year 2018

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods therein (our fiscal year 2018).  The implementation of ASU 2016-09 during the first quarter of fiscal year 2018 did not have a material impact on our Condensed Consolidated Financial Statements.

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

Additionally, in March and April 2016, the FASB issued the following amendments to ASU 2014-09 to clarify the implementation guidance: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. Under the new guidance, gift card breakage income will be presented within revenues and will be required to be recognized proportionately as redemptions occur. We currently present breakage income as a reduction to expenses and recognize breakage under the remote method, which results in deferral of recognition for two years subsequent to the date of sale. The timing of transition of this guidance is consistent with the new revenue recognition standard as discussed above. We expect to implement the provisions of ASU 2014-09 and the related amendments in the same period.

15. Subsequent Events

Sale of Company

On October 16, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) among RTI Holding Company, LLC, a fund managed by NRD Capital ("NRD"), RTI Merger Sub, LLC, a wholly owned subsidiary of RTI Holding Company, LLC (“Merger Sub”), and Ruby Tuesday Inc. (“Ruby Tuesday”), pursuant to which, among other things and subject to the satisfaction or waiver of specified conditions, Merger Sub will merge with and into Ruby Tuesday (the “Merger”). If the Merger is consummated, we will become a wholly-owned subsidiary of NRD. Accordingly, this Quarterly Report on Form 10-Q should be read with the understanding that, should the Merger be completed, NRD will have the power to control the conduct of our business.

At the effective time of the Merger (the “Effective Time”), each share of Ruby Tuesday common stock issued and outstanding immediately prior to the Effective Time (other than dissenting shares) will be converted into the right to receive $2.40 in cash, without interest.

The transaction has been unanimously approved by our and NRD’s Board of Directors. The completion of the Merger is subject to customary conditions, including, without limitation, (1) the approval of the Merger Agreement and the transactions contemplated thereunder by Ruby Tuesday’s stockholders (the “Shareholder Approval”); (2) the absence of any restraining order, preliminary or permanent injunction or other court order or other legal restraint or prohibition preventing the consummation of the Merger, (3) subject to certain qualifications, the accuracy of representations and warranties of Ruby Tuesday, RTI Holding Company, LLC, and Merger Sub, and (4) the performance in all material respects of the obligations of Ruby Tuesday, RTI Holding Company, LLC, and Merger Sub, respectively.

The Merger Agreement includes detailed representations, warranties and covenants of Ruby Tuesday, RTI Holding Company, LLC, and Merger Sub. Between the date of execution of the Merger Agreement and the Effective Time, Ruby Tuesday has agreed to conduct its business in the ordinary course and use its reasonable best efforts to preserve intact its business organizations and relationships with third parties (including customers, suppliers, distributors and franchisees) and to keep available the services of its present officers and employees.

In addition, Ruby Tuesday has agreed not to, and to cause its subsidiaries not to, and to not authorize or permit their respective directors, officers, employees or other representatives to, directly or indirectly, solicit, initiate or knowingly take any action to facilitate or encourage the submission of any Acquisition Proposals (as defined in the Merger Agreement) prior to the receipt of the Shareholder Approval. The acquisition is expected to be completed during the first calendar quarter of 2018.

NRD Partners II, L.P., the parent of RTI Holding Company, LLC, has entered into a Limited Guarantee dated October 16, 2017 (the “Limited Guarantee”) with Ruby Tuesday to guarantee RTI Holding Company, LLC's obligation to pay its termination fee to Ruby Tuesday and certain other specified payments to Ruby Tuesday, subject to the terms and conditions set forth in the Limited Guarantee.

The foregoing description of the Merger Agreement and Limited Guarantee does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement and Limited Guarantee filed as exhibits 1.1 and 1.2, respectively, to the 8-K filed on October 16, 2017.

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

Introduction

Ruby Tuesday, Inc., including its wholly-owned subsidiaries (“RTI,” the “Company,” “we” and/or “our”), owns and operates Ruby Tuesday® casual dining restaurants. We also franchise the Ruby Tuesday concept in select domestic and international markets. As of September 5, 2017, we owned and operated 541, and franchised 58, Ruby Tuesday restaurants. Ruby Tuesday restaurants can be found in 41 states, 14 foreign countries, and Guam.

Overview and Strategies

The bar and grill segment of the casual dining industry in which we primarily operate is intensely competitive with respect to prices, services, convenience, locations, employees, advertising and promotion, and the types and quality of food. We compete with other food service operations, including locally-owned restaurants, and other national and regional restaurant chains that offer similar types of services and products as we do. We continue to believe there are opportunities to grow our same-restaurant sales, strengthen our competitive position, enhance our profitability, and create value through the execution of the strategies outlined below.

Sale of Company

On October 16, 2017, we announced that we had entered into an agreement to be acquired by a fund managed by NRD Capital ("NRD").  See further discussion of the pending transaction in the Known Events, Uncertainties, and Trends section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

The “Plan to Win”

Ruby Tuesday’s “Plan to Win” addresses the brand’s sales and operational challenges with the goal of improving financial profitability and thereby enhancing long-term value for shareholders. The “Plan to Win” consists of the following:

■	Improve Total Guest Experience
o	Develop and rollout operations calendar to enhance operational excellence and support the marketing calendar;
o	Deploy Operations and Restaurant Support Center platforms to drive performance; and
o	Focus on progressive improvement on all guest experience attributes.

■	Ignite Same Restaurant Sales Growth
o	Develop marketing calendar to increase frequency of existing and new target guests;
o	Drive improved return on investment for marketing and media spending;
o	Implement menu simplification and test and pilot new lunch menu; and
o	Re-energize To-Go and Catering Programs.

■	Deliver System Profitability
o	Reconfigure and optimize general and administrative expenses;
o	Deploy benchmarking tool to drive accountability and enhance unit profitability; and
o	Optimize supply chain process for profitability.

Asset Rationalization Plan

During the first quarter of the prior fiscal year, following a comprehensive review of the Company’s property portfolio, we closed 95 Company-owned restaurants with perceived limited upside due to market concentration, challenged trade areas, and other factors. The plan was designed to streamline the organization through asset rationalization, improve financial profitability, and ultimately create long-term value for shareholders.

Strengthen our Balance Sheet to Facilitate Growth and Value Creation

Our priority for the use of cash is to drive shareholder value. Our objective is to continue to maintain adequate cash levels to support business needs, while investing in key components of our Plan to Win. During the remainder of fiscal year 2018, as a result of our Asset Rationalization Plan, we expect our cash balance to fluctuate as we anticipate generating cash through the sale of properties while using cash to settle leases for closed restaurants.

Additionally, from time to time, we will consider other options for cash such as reducing outstanding debt levels and share repurchases within the limitations of our debt covenants. Our success in the key strategic initiatives outlined above should enable us to improve both our returns on assets and equity and create additional shareholder value.

This MD&A is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make subjective or complex judgments that may affect the reported financial condition and results of operations. We base our estimates on historical experience and other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We continually evaluate the information used to make these estimates as our business and the economic environment changes.

Results of Operations

The following is an overview of our results of operations for the 13 weeks ended September 5, 2017:

Net loss was $9.8 million for the 13 weeks ended September 5, 2017 compared to a net loss of $39.7 million for the corresponding period of the previous fiscal year. Diluted loss per share for the 13 weeks ended September 5, 2017 was $0.16 compared to $0.66 for the corresponding period of the prior fiscal year.

During the 13 weeks ended September 5, 2017:

●

Pre-tax loss decreased $31.6 million to $9.8 million compared to the corresponding period of the prior fiscal year.  The decrease in pre-tax loss for the current period is primarily due to lower Closures and impairments, net of $22.4 million, Marketing expenses, net of $5.5 million, and General and administrative expenses of $2.2 million; and

●	Same-restaurant sales* at Company-owned Ruby Tuesday restaurants decreased 5.8% compared to the corresponding period of the prior fiscal year, while same-restaurant sales at domestic franchised Ruby Tuesday restaurants increased 1.2%.

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

	Thirteen weeks ended
	September 5, 2017	August 30, 2016
Restaurant sales and operating revenue	99.6%	99.7%
Franchise revenue	0.4	0.3
Total revenue	100.0	100.0
Operating costs and expenses:
Cost of goods sold (1)	26.9	28.2
Payroll and related costs (1)	35.4	35.4
Other restaurant operating costs (1)	21.3	22.4
Depreciation and amortization (1)	4.4	4.4
General, and administrative expenses	6.4	6.3
Marketing expense, net	4.6	6.0
Closures and impairments, net	3.6	11.8
Interest expense, net	2.3	1.9
Total operating costs and expenses	104.5	116.1
Loss before income taxes	(4.5)	(16.1)
Benefit for income taxes	0.0	(0.7)
Net loss	(4.5)%	(15.5)%

(1)     As a percentage of restaurant sales and operating revenue.

The following table shows Company-owned Ruby Tuesday restaurant activity for the 13-week periods ended September 5, 2017 and August 30, 2016:

	September 5, 2017	August 30, 2016
Beginning of period	543	646
Closed	(2)	(99)
Ending of period	541	547

The following table shows franchised Ruby Tuesday concept restaurant activity for the 13-week periods ended September 5, 2017 and August 30, 2016:

	September 5, 2017	August 30, 2016
Beginning of period	62	78
Opened	1	1
Closed	(5)	(11)
Ending of period	58	68

Revenue

Restaurant sales and operating revenue for the 13 weeks ended September 5, 2017 decreased 15.4% to $216.4 million compared to the corresponding period of the prior fiscal year. Excluding the $22.8 million decrease attributable to the 95 restaurants closed during first quarter 2017 in connection with our Asset Rationalization Plan, this decrease is primarily a result of a 5.8% decrease in same-restaurant sales at Company-owned restaurants. The decrease in same-restaurant sales is attributable to a 9.4% decrease in customer traffic offset by a 3.6% increase in net check.

Franchise revenue for the 13 weeks ended September 5, 2017 was consistent with the corresponding period of the prior fiscal year at $0.9 million. Franchise revenue is predominantly comprised of domestic and international royalties.

Pre-tax Loss

Pre-tax loss decreased $31.6 million to $9.8 million for the 13 weeks ended September 5, 2017 compared to the corresponding period of the prior fiscal year. The decrease in pre-tax loss for the current period is primarily due to lower Closures and impairments, net of $22.4 million, Marketing expenses, net of $5.5 million, and General and administrative expenses of $2.2 million.

In the paragraphs that follow, we discuss in more detail the components of the changes in pre-tax loss for the 13 weeks ended September 5, 2017 compared to the corresponding period of the prior fiscal year. Because a significant portion of the costs recorded in the cost of goods sold, payroll and related costs, other restaurant operating costs, and depreciation categories are either variable or highly correlate with the number of restaurants we operate, we evaluate our trends by comparing the costs as a percentage of restaurant sales and operating revenue, as well as the absolute dollar change, to the comparable prior fiscal year period.

Cost of Goods Sold
Cost of goods sold decreased $13.9 million (19.2%) to $58.3 million for the 13 weeks ended September 5, 2017, compared to the corresponding period of the prior fiscal year. As a percentage of restaurant sales and operating revenue, cost of goods sold decreased from 28.2% to 26.9%. Excluding the $6.7 million decrease from the elimination of the 95 restaurants closed during the first quarter of fiscal year 2017, cost of goods sold decreased $7.2 million.

The absolute dollar decrease in cost of goods sold for the 13 weeks ended September 5, 2017 not attributable to the closing of 95 restaurants was primarily the result of other restaurant closures, a decline in same restaurant sales coupled with a shift in menu mix associated with promotional activity, commodities deflation, and cost savings initiatives.

The decline of these costs as a percentage of sales and operating revenue resulted from shifts in menu mix associated with promotional activity, commodities deflation, and cost savings initiatives.

Payroll and Related Costs
Payroll and related costs decreased $14.1 million (15.6%) to $76.5 million for the 13 weeks ended September 5, 2017 compared to the corresponding period of the prior fiscal year. As a percentage of restaurant sales and operating revenue, payroll and related costs remained consistent with the corresponding period of the prior year at 35.4%. Excluding the $10.3 million attributable to the closure of the 95 restaurants during the first quarter of fiscal year 2017, payroll and related costs decreased by $3.8 million.

The absolute dollar decrease in payroll and related costs for the 13 weeks ended September 5, 2017 not attributable to the closing of 95 restaurants was primarily due to restaurant closures, coupled with improved management of restaurant labor and favorable workers’ compensation claims experience.

Other Restaurant Operating Costs
Other restaurant operating costs decreased $11.3 million (19.7%) to $46.1 million for the 13 weeks ended September 5, 2017 compared to the corresponding period of the prior fiscal year. As a percentage of restaurant sales and operating revenue, other restaurant operating costs decreased from 22.4% to 21.3% versus the corresponding period of the prior fiscal year.  Excluding the $7.6 million in costs attributable to the 95 restaurants closed during the first quarter of fiscal year 2017, other restaurant operating costs decreased $3.7 million.

For the 13 weeks ended September 5, 2017, the decrease in other restaurant operating costs not attributable to the 95 restaurant closings related to the following (in thousands):

Insurance	$1,225
Repairs	915
Utilities	729
Supplies	315
Other Taxes	291
Other decreases, net	240
Net decrease	$3,715

The absolute dollar decrease in other restaurant operating costs for the 13 weeks ended September 5, 2017 was a result of lower rent and leasing, insurance, building repairs, and utilities, due in part to restaurant closures since the corresponding period of the prior fiscal year.

Depreciation and Amortization
Depreciation and amortization expense decreased $1.8 million (16.0%) to $9.4 million for the 13 weeks ended September 5, 2017 compared to the corresponding period of the prior fiscal year. As a percentage of restaurant sales and operating revenue, depreciation expense was consistent with the corresponding period of the prior fiscal year at 4.4%. Excluding the $0.3 million attributable to the closure of 95 restaurants during the first quarter of 2017, the decrease was $1.5 million.

The absolute dollar decrease in depreciation and amortization for the 13 weeks ended September 5, 2017 not attributable to the closure of the 95 restaurants resulted from assets that became fully depreciated or were impaired since the corresponding period of the prior fiscal year, coupled with additional restaurant closures.

General and Administrative Expenses
General and administrative expenses decreased $2.2 million (13.7%) to $13.9 million for the 13 weeks ended September 5, 2017 compared to the corresponding period of the prior fiscal year.

The decrease for the 13 weeks ended September 5, 2017 is primarily due to lower management labor and share-based compensation partially offset by costs associated with the review of strategic alternatives.

Marketing Expenses, Net

Marketing expenses, net decreased $5.5 million (35.4%) to $10.0 million for the 13 weeks ended September 5, 2017 compared to the corresponding period of the prior fiscal year.

The decrease for the 13 weeks ended September 5, 2017 is primarily due to lower television and internet advertising, coupon costs and menu print production expenses.

Closures and Impairments, Net

Closures and impairments, net decreased $22.4 million to $7.8 million for the 13 weeks ended September 5, 2017, as compared to the corresponding period of the prior fiscal year. The $22.4 million decrease is primarily due to lower closed restaurant lease reserve expense ($17.5 million), fewer inventory write-offs, less severance benefits, and reduced other closing costs ($5.1 million), and higher gains on the sale of properties ($2.3 million), partially offset by higher property impairment charges ($2.5 million).

See Note 7 to the Condensed Consolidated Financial Statements for further information on our closures and impairment charges recorded during the 13 weeks ended September 5, 2017 and August 30, 2016.

Interest Expense, Net
Interest expense, net increased $0.2 million to $5.1 million for the 13 weeks ended September 5, 2017, as compared to the corresponding period of the prior fiscal year primarily due to higher amortization of debt issuance costs associated with our Credit Facility partially offset by lower interest on our mortgage loan obligations and Senior Notes.

Benefit for Income Taxes

We recorded tax expense of $0.1 million compared to a tax benefit of $1.7 million for the 13 weeks ended September 5, 2017 and August 30, 2016, respectively. Our tax expense included a charge of $5.8 million representing the amount reserved for the increase in deferred tax assets during the quarter which primarily related to general business credit carryforwards and federal and state net operating loss carryforwards.

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

We are required to assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of, among other charges, closures and impairments, we currently reflect a three-year cumulative pre-tax loss. A cumulative pre-tax loss is given more weight than projections of future income, and a recent historical cumulative loss is considered a significant factor that is difficult to overcome. Our valuation allowance for deferred tax assets totaled $140.4 million and $135.9 million as of September 5, 2017 and June 6, 2017, respectively. Before consideration of the valuation allowance expense, we had an income tax benefit of $5.7 million and $18.0 million, including the tax credits, during the 13 weeks ended September 5, 2017 and August 30, 2016, respectively.

 Liquidity and Capital Resources

Sources and Uses of Cash

 Our primary source of liquidity is cash provided by operations. The following table presents a summary of our cash flows from operating, investing, and financing activities for the first 13 weeks of fiscal years 2018 and 2017 (in thousands).

	Thirteen weeks ended
	September 5, 2017	August 30, 2016
Net cash provided by operating activities	$2,664	$1,971
Net cash provided by investing activities	4,991	221
Net cash used in financing activities	(1,301)	(508)
Net increase in cash and cash equivalents	$6,354	$1,684

Operating Activities

Our cash provided by operations is generally derived from cash receipts generated by our restaurant customers and franchisees.  Substantially all of the $216.4 million and $255.8 million of restaurant sales and operating revenue disclosed in our Condensed Consolidated Statements of Operations and Comprehensive Loss for the 13 weeks ended September 5, 2017 and August 30, 2016, respectively, was received in cash either at the point of sale or within two to four days (when our customers paid with debit or credit cards).  Our primary uses of cash for operating activities are food and beverage purchases, payroll and benefit costs, restaurant operating costs, general and administrative expenses, and marketing, a significant portion of which are incurred and paid in the same period.

Cash provided by operating activities for the 13 weeks ended September 5, 2017 was $2.7 million as compared to $2.0 million for the corresponding period of the prior fiscal year. The change is primarily the result of higher Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) for reasons previously discussed within this MD&A, lower amounts to acquire inventory ($0.6 million), and lower cash paid for interest ($0.2 million). This activity was partially offset by decreases in accounts payable, accrued, and other liabilities ($9.1 million) due primarily to the timing of payments.

Investing Activities

We require capital principally for the maintenance, upkeep, and remodeling of our existing restaurants, limited new restaurant construction, investments in technology, equipment, and on occasion for the acquisition of franchisees or other restaurant concepts. Property and equipment expenditures purchased primarily with cash on hand and/or internally-generated cash flows for the 13 weeks ended September 5, 2017 and August 30, 2016 were $4.9 million and $6.4 million, respectively. In addition, proceeds from the disposal of assets produced $9.0 million and $5.3 million of cash during the 13 weeks ended September 5, 2017 and August 30, 2016, respectively.

We intend to fund our future investing activities with cash on hand, cash provided by operations, proceeds from the sale of properties, or borrowings on the Senior Credit Facility.

Financing Activities

Historically our primary sources of cash have been operating activities, coupled with sales of properties and sale-leaseback transactions. When these alone have not provided sufficient funds for both our capital and other needs, we have obtained funds through the incurrence of indebtedness or through the issuance of additional shares of common stock.

Our current borrowings and credit facilities include $212.5 million outstanding principal of 7.625% senior notes due 2020 (the “Senior Notes”), a 364 day revolving credit agreement (the “Senior Credit Facility”) under which we may borrow up to $20.0 million, and $4.3 million of mortgage loan obligations acquired upon franchise acquisitions. See Note 6 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for key terms and further information on our Senior Notes, Senior Credit Facility, and mortgage loan obligations.

Significant Contractual Obligations and Commercial Commitments
There were no material changes to our significant contractual obligations and commercial commitments during the 13 weeks ended September 5, 2017 as compared to the amounts reported in the prior reporting period.

Recently Issued Accounting Pronouncements

Information regarding accounting pronouncements not yet adopted is incorporated by reference from Note 14 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Known Events, Uncertainties, and Trends

Sale of Company

On October 16, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) among RTI Holding Company, LLC (“Parent”), a fund managed by NRD Capital, RTI Merger Sub, LLC, a wholly owned subsidiary of Parent (“Merger Sub”), and Ruby Tuesday Inc. (“Ruby Tuesday”), pursuant to which, among other things and subject to the satisfaction or waiver of specified conditions, Merger Sub will merge with and into Ruby Tuesday (the “Merger”). If the Merger is consummated, we will become a wholly-owned subsidiary of NRD. Accordingly, this Quarterly Report on Form 10-Q should be read with the understanding that, should the Merger be completed, NRD will have the power to control the conduct of our business.

At the effective time of the Merger (the “Effective Time”), each share of Ruby Tuesday common stock issued and outstanding immediately prior to the Effective Time (other than dissenting shares) will be converted into the right to receive $2.40 in cash, without interest.

The transaction has been unanimously approved by our and NRD’s Board of Directors. The completion of the Merger is subject to customary conditions, including, without limitation, (1) the approval of the Merger Agreement and the transactions contemplated thereunder by Ruby Tuesday’s stockholders (the “Shareholder Approval”); (2) the absence of any restraining order, preliminary or permanent injunction or other court order or other legal restraint or prohibition preventing the consummation of the Merger, (3) subject to certain qualifications, the accuracy of representations and warranties of Ruby Tuesday, Parent and Merger Sub, and (4) the performance in all material respects of the obligations of Ruby Tuesday, Parent and Merger Sub, respectively.

The Merger Agreement includes detailed representations, warranties and covenants of Ruby Tuesday, Parent and Merger Sub.  Between the date of execution of the Merger Agreement and the Effective Time, Ruby Tuesday has agreed to conduct its business in the ordinary course and use its reasonable best efforts to preserve intact its business organizations and relationships with third parties (including customers, suppliers, distributors and franchisees) and to keep available the services of its present officers and employees.

In addition, Ruby Tuesday has agreed not to, and to cause its subsidiaries not to, and to not authorize or permit their respective directors, officers, employees or other representatives to, directly or indirectly, solicit, initiate or knowingly take any action to facilitate or encourage the submission of any Acquisition Proposals (as defined in the Merger Agreement) prior to the receipt of the Shareholder Approval.  The acquisition is expected to be completed during the first calendar quarter of 2018.

NRD Partners II, L.P., the parent of Parent, has entered into a Limited Guarantee dated October 16, 2017 (the “Limited Guarantee”) with Ruby Tuesday to guarantee Parent’s obligation to pay its termination fee to Ruby Tuesday and certain other specified payments to Ruby Tuesday, subject to the terms and conditions set forth in the Limited Guarantee.

The foregoing description of the Merger Agreement and Limited Guarantee does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement and Limited Guarantee incorporated by reference herein.

Impairment of Long-Lived Assets

Within our impairment analysis for the 13-week period ended September 5, 2017, we had 19 restaurants that had been open for more than six full quarters with deteriorating cash flow performance of which 14 have been impaired. Of the remaining five restaurants, we reviewed the plans to improve cash flows and determined that no impairments were necessary. The remaining net book value of the five restaurants, two of which are located on owned properties, was $10.0 million, excluding the value of land and liquor licenses, at September 5, 2017.

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

Impact on Cash from Sale of Properties and Lease Settlements

As further discussed in Note 5 to the Condensed Consolidated Financial Statements, as of September 5, 2017 we had properties classified as assets held for sale of $8.6 million and properties of $14.8 million not classified as held for sale as we had yet to conclude for accounting purposes that we can sell these assets within 12 months of the balance sheet date.  Additionally, as discussed in Note 7 to the Condensed Consolidated Financial Statements, as of September 5, 2017 we had a liability for future lease obligations of $14.4 million. The amounts of future settlements could be higher or lower than the amounts recorded, and the actual amount of any cash payments made by the Company for lease contract termination costs will be dependent upon ongoing negotiations with the landlords of the leased properties. During the remainder of fiscal year 2018, we expect fluctuations in our cash balances as we hope to generate cash through the sale of properties while using cash to settle closed restaurant lease obligations.

Financial Strategy and Stock Repurchase Plan

Cash and cash equivalents as of September 5, 2017 were $48.1 million. Our overall goal is to invest in our brand and to strengthen our balance sheet to improve credit metrics. As such, our first priority is to ensure that we have adequate cash levels to run the business and internally fund our capital expenditures. Our second priority is to reduce our outstanding debt to help improve our credit metrics with the goal of improved flexibility and access to capital at reasonable rates. Lastly, we would consider share repurchases within the limitations of our debt covenants to return capital to shareholders. As of September 5, 2017, the total number of remaining shares authorized to be repurchased was 9.9 million. Any of these actions, in any particular period and the actual amount thereof, remain at the discretion of the Board of Directors, and no assurance can be given that any such actions will be taken in the future.

Repurchases of Senior Notes

We are allowed under the terms of the Senior Credit Facility to repurchase, in any fiscal year, up to $20.0 million of indebtedness to various holders of the Senior Notes. We did not repurchase any of the Senior Notes during the 13 weeks ended September 5, 2017. As of the date of this filing, we may repurchase $20.0 million of the Senior Notes during the remainder of fiscal year 2018. Future repurchases of the Senior Notes, if any, will be funded with available cash on hand.

Dividends

During fiscal 1997, our Board of Directors approved a dividend policy as an additional means of returning capital to our shareholders. No dividends were declared or paid during the 13 weeks ended September 5, 2017 or August 30, 2016. The payment of a dividend in any particular period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that dividends will be paid in the future.

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

Item 3. Quantitative and Qualitative

Disclosure About Market Risk

There were no material changes during the 13 weeks ended September 5, 2017 to the disclosures made in Item 7A of our Form 10-K for the fiscal year ended June 6, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 5, 2017.

Changes in Internal Control

During the fiscal quarter ended September 5, 2017, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended June 6, 2017 in Part I, Item 1A. Risk Factors. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table includes information regarding purchases of our common stock made by us during the fiscal quarter ended September 5, 2017:

	(a)	(b)	(c)	(d)
	Total number	Average	Total number of shares	Maximum number of shares
	of shares	price paid	purchased as part of publicly	that may yet be purchased
Period	purchased (1)	per share	announced plans or programs (1)	under the plans or programs (2)
June 7 to July 11	–	–	–	9,884,829
July 12 to August 8	–	–	–	9,884,829
August 9 to September 5	–	–	–	9,884,829
Total	–	–	–

(1) No shares were repurchased during the first fiscal quarter ended September 5, 2017.

(2) As of September 5, 2017, 9.9 million shares remained available for purchase under an existing January 8, 2013 authorization by the Board of Directors to repurchase 10.0 million shares. The timing, price, quantity, and manner of the purchases to be made are at the discretion of management upon instruction from the Board of Directors, depending upon market conditions.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibit Index

The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit

10.1	Agreement and Plan of Merger, among Ruby Tuesday, Inc., RTI Holding Company, LLC and RTI Merger Sub, LLC, dated as of October 16, 2017 (incorporated by reference from Exhibit 1.1 to Form 8-K filed on October 16, 2017).

10.2	Limited Guarantee by NRD Partners II, L.P. in favor of Ruby Tuesday, Inc., dated October 16, 2017 (incorporated by reference from Exhibit 1.2 to Form 8-K filed on October 16, 2017).

12.1	Computation of Ratio of Consolidated Earnings to Fixed Charges.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Sue Briley Sue Briley	Chief Financial Officer (Principal Financial Officer)	Date: October 16, 2017

/s/ Wayne Kalish Wayne Kalish	Vice President, Corporate Controller (Principal Accounting Officer)	Date: October 16, 2017